Form 10-Q
period 1996-05-31
SCHNITZER STEEL INDUSTRIES INC
filed 1996-07-12
CIK 912603

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q





[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from       to        .
                                          -------   -------

Commission file number 0-22496


                        SCHNITZER STEEL INDUSTRIES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


           OREGON                                       93-0341923
      ---------------                                   ----------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)

     3200 N.W. Yeon Ave., P.O Box 10047
     Portland, OR                                           97296-0047
     ----------------------------------                     ----------
   (Address of principal executive offices)                 (Zip Code)

                                 (503) 224-9900
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]  No  [ ]

The Registrant had 5,813,399 shares of Class A Common Stock, par value of $1.00 per share and 4,575,255 Class B Common Stock, par value of $1.00 per share outstanding at July 1, 1996.

                        SCHNITZER STEEL INDUSTRIES, INC.


                                      INDEX
                                      -----




PART I.  FINANCIAL INFORMATION                                          PAGE NO.
                                                                        -------


Consolidated Balance Sheet at May 31, 1996
    and August 31, 1995.................... ...................................3

Consolidated Statement of Operations for the three months and nine months ended May 31, 1996 and 1995....................................4

Consolidated Statement of Shareholders' Equity for the
    year ended August 31, 1995 and the nine months
    ended May 31, 1996.........................................................5

Consolidated Statement of Cash Flows for the
    nine months ended May 31, 1996 and 1995....................................6

Notes to Financial Statements..................................................7

Management's Discussion and Analysis of
   Financial Condition and Results of Operations..............................10


PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K..............................................15


SIGNATURE PAGE................................................................16

                        SCHNITZER STEEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except per share amounts)

                                                                                   5/31/96          8/31/95
                                                                                 (Unaudited)       (Audited)
                                                                                --------------   -------------
                                    ASSETS

CURRENT ASSETS:
  Cash                                                                          $        1,604   $       1,598
  Accounts receivable, less allowance for
    doubtful accounts of $365 and $797                                                  19,920          17,124
  Accounts receivable from related parties                                               1,041             912
  Inventories (Note 2)                                                                 102,057          71,853
  Deferred income taxes                                                                  4,557           4,835
  Prepaid expenses and other                                                             4,043           2,313
                                                                                ---------------  --------------
          TOTAL CURRENT ASSETS                                                         133,222          98,635
                                                                                ---------------  --------------
NET PROPERTY, PLANT & EQUIPMENT                                                        152,344         119,664
                                                                                ---------------  --------------
OTHER ASSETS:
  Investment in joint venture partnerships                                               9,537           9,026
  Advances to joint venture partnerships                                                 3,521           3,839
  Goodwill                                                                              43,748          44,665
  Intangibles and other                                                                  4,650           4,476
                                                                                ---------------  --------------
                                                                                        61,456          62,006
                                                                                ---------------  --------------
                                                                                $      347,022   $     280,305
                                                                                ==============   =============
    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                                             $          252   $         247
  Accounts payable                                                                      20,544          20,596
  Accrued payroll liabilities                                                            3,725           5,360
  Accounts payable to related parties                                                      740
  Accrued income taxes payable                                                                           2,266
  Deferred revenues                                                                      4,365           3,916
  Current portion of environmental liabilities (Note 4)                                  2,334           2,513
  Other accrued liabilities                                                              6,353           6,900
                                                                                ---------------  --------------
          TOTAL CURRENT LIABILITIES                                                     38,313          41,798
                                                                                ---------------  --------------

DEFERRED INCOME TAXES                                                                   13,081          14,184
                                                                                ---------------  --------------

LONG-TERM DEBT LESS CURRENT PORTION                                                     54,006          64,698
                                                                                ---------------  --------------

ENVIRONMENTAL LIABILITIES, NET OF CURRENT PORTION (Note 4)                              20,771          22,342
                                                                                ---------------  --------------

OTHER LONG-TERM LIABILITIES                                                              1,310           1,310
                                                                                ---------------  --------------

COMMITMENTS

SHAREHOLDERS' EQUITY:
  Preferred  stock--20,000  shares  authorized,  none  issued
  Class  A  common stock--75,000 shares $1 par value authorized,
     5,814 and 3,128 shares issued                                                       5,814           3,128
  Class B common stock--25,000 shares $1 par value
     authorized, 4,575 and 4,761 shares issued                                           4,575           4,761
  Additional paid-in capital                                                           114,672          47,322
  Retained earnings                                                                     94,480          80,762
                                                                                ---------------  --------------
                                                                                       219,541         135,973
                                                                                ---------------  --------------
                                                                                $      347,022   $     280,305
                                                                                ==============   =============

         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)


                                    For the Three Months      For the Nine Months
                                           Ended                    Ended
                                   ----------------------    ----------------------
                                    5/31/96      5/31/95      5/31/96      5/31/95
                                   ---------    ---------    ---------    ---------

REVENUES                           $  86,950    $ 106,611    $ 241,262    $ 225,951
                                   ---------    ---------    ---------    ---------

COSTS AND EXPENSES:
    Cost of goods sold and other
        operating expenses            74,858       89,661      205,449      194,104
    Selling and administrative         4,897        4,993       13,484       11,576
                                   ---------    ---------    ---------    ---------
                                      79,755       94,654      218,933      205,680
                                   ---------    ---------    ---------    ---------


Income From Joint Ventures               836          745        2,484        1,789
                                   ---------    ---------    ---------    ---------

INCOME FROM OPERATIONS                 8,031       12,702       24,813       22,060
                                   ---------    ---------    ---------    ---------

OTHER INCOME (EXPENSE):
     Interest expense                   (891)      (1,254)      (3,001)      (1,489)
     Other income (expense)             (346)         926          743        2,162
                                   ---------    ---------    ---------    ---------
                                      (1,237)        (328)      (2,258)         673
                                   ---------    ---------    ---------    ---------


INCOME BEFORE INCOME TAXES             6,794       12,374       22,555       22,733

Income Tax Provision                  (2,243)      (4,520)      (7,527)      (8,352)
                                   ---------    ---------    ---------    ---------


NET INCOME                         $   4,551    $   7,854    $  15,028    $  14,381
                                   =========    =========    =========    =========



EARNINGS  PER SHARE                $    0.44    $    0.98    $    1.69    $    1.80
                                   =========    =========    =========    =========










         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)



                             Class A              Class B
                           Common Stock        Common Stock     Additional
                         ------------------  ------------------  Paid-In     Retained
                         Shares     Amount    Shares    Amount   Capital     Earnings     Total
                         ------  ----------  -------- --------- ----------  ----------  ----------

BALANCE AT 8/31/94        3,123   $   3,123     4,766 $   4,766 $   47,322  $   60,093  $  115,304

Class B common stock
  converted to Class A
  common stock                5           5        (5)       (5)
Net income                                                                      22,247      22,247
Dividends paid                                                                  (1,578)     (1,578)
                         ------  ----------  -------- --------- ----------  ----------  ----------

BALANCE AT 8/31/95        3,128       3,128     4,761     4,761     47,322      80,762     135,973

Class A common stock
   issued                 2,500       2,500                         67,350                  69,850
Class B common stock
  converted to Class A
  common stock              186         186      (186)     (186)
Net income                                                                      15,028      15,028
Dividends paid                                                                  (1,310)     (1,310)
                         ------  ----------  -------- --------- ----------  ----------  ----------

BALANCE AT 5/31/96        5,814   $   5,814     4,575 $   4,575 $  114,672  $   94,480  $  219,541
                         ======  ==========  ======== ========= ==========  ==========  ==========

















The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                         For the Nine Months Ended
                                                       -----------------------------
                                                       May 31, 1996     May 31, 1995
                                                       ------------     ------------

OPERATIONS:
  Net income                                            $ 15,028          $ 14,381
  Noncash items included in income:
      Depreciation and amortization                       10,568             8,236
      Deferred income taxes                                 (825)              780
      Equity in earnings of joint ventures
           and other investments                          (2,484)           (1,789)
      Gain on disposal of assets                             (74)             (579)
  Cash provided (used) by assets and liabilities:
      Accounts receivable                                 (2,925)           (4,146)
      Inventories                                        (30,204)          (12,173)
      Prepaid expenses and other                          (2,224)             (120)
      Accounts payable                                       (52)              929
      Deferred revenue                                       449
      Accrued expenses                                    (3,708)            3,383
      Other assets and liabilities                        (2,147)           (2,019)
                                                        --------          --------

    NET CASH (USED) PROVIDED BY OPERATIONS               (18,598)            6,883
                                                        --------          --------

INVESTMENTS:
    Payment for purchase of MMI, net of cash acquired                      (64,832)
    Capital expenditures                                 (42,920)          (18,128)
    Advances to joint ventures                               318            (4,346)
    Distributions from joint ventures                      1,945               570
    Proceeds from sale of assets                           1,408               585
                                                        --------          --------

     NET CASH USED BY INVESTMENTS                        (39,249)          (86,151)
                                                        --------          --------

FINANCING:
    Proceeds from sale of Class A common stock            69,850
    Dividends declared and paid                           (1,310)           (1,181)
    Increase in long-term debt                            38,216            76,700
    Reduction in long-term debt                          (48,903)             (129)
                                                        --------          --------

    NET CASH PROVIDED BY FINANCING                        57,853            75,390
                                                        --------          --------

NET INCREASE (DECREASE) IN CASH                                6            (3,878)

CASH AT BEGINNING OF PERIOD                                1,598             4,385
                                                        --------          --------

CASH AT END OF PERIOD                                   $  1,604          $    507
                                                        ========          ========








         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 1996 AND 1995

                                   (Unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
- - ---------------------

         The accompanying unaudited interim financial statements of Schnitzer Steel Industries, Inc. (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair statement, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the fiscal year ended August 31, 1995. The results for the nine months ended May 31, 1996 are not necessarily indicative of the results of operations for the entire year.

Net Income Per Common Share
- - ---------------------------

         Net income per common share is based on the weighted average number of common shares outstanding of 10,444,143 and 7,987,731 for the three months ended May 31, 1996 and 1995, respectively, and 8,915,640 and 7,987,731 for the nine months ended May 31, 1996 and 1995, respectively.


NOTE 2.  INVENTORIES

         Inventories consist of the following (in thousands):

                                                   May 31, 1996    Aug. 31, 1995
                                                   (Unaudited)        (Audited)
                                                   ------------    -------------

                  Scrap metals                        $ 22,459        $11,861
                  Work in process                       36,139         29,468
                  Finished goods                        29,155         20,591
                  Supplies                              14,304          9,933
                                                      --------        -------


                                                      $102,057        $71,853
                                                      ========        =======

         Scrap metal inventories are valued at LIFO; the remainder are at average cost. The determination of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on the Company's estimates of expected year-end inventory levels and costs. The cost of scrap metal inventories exceeded the stated LIFO value by $8,428,000 and $10,478,000 at May 31, 1996 and August 31, 1995,
         respectively.

                        SCHNITZER STEEL INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 1996 AND 1995

                                   (Unaudited)

NOTE 3.  RELATED PARTY TRANSACTIONS

         Certain shareholders of the Company own significant interests in, or are related to owners of, the entities discussed below. As such, these entities are considered related parties for financial reporting purposes.

         Transactions Affecting Cost of Goods Sold and Other Operating Expenses
         ----------------------------------------------------------------------

         The Company charters several vessels from related shipping companies to transport scrap metal to foreign markets. In 1993, the Company signed a five-year time-charter agreement for one vessel. The agreement guarantees the ship owner a residual market value of $2,500,000 at the end of the time-charter. The Company entered into two additional seven-year time charters in May 1995. Charges incurred for these charters were $2,310,000 and $1,230,000 for the three months ended May 31, 1996 and 1995, respectively, and $6,536,000 and $2,906,000 for the nine months ended May 31, 1996 and 1995, respectively.

         The Company purchased scrap metals from its joint venture operations totalling $2,260,000 and $2,169,000 for the three months ended May 31, 1996 and 1995, respectively, and $6,281,000 and $5,680,000 for the nine months ended May 31, 1996 and 1995, respectively.

         The Company leases certain land and buildings from a related real estate company. The rent expense was $313,000 and $358,000 for the three months ended May 31, 1996 and 1995, respectively, and $942,000 and $983,000 for the nine months ended May 31, 1996 and 1995, respectively.

         Transactions Affecting Selling and Administrative Expenses
         ----------------------------------------------------------

         The Company performs some administrative services and provides operation and maintenance of management information systems for certain related parties. These services are charged to the related parties based upon costs plus a 15% margin for overhead and profit. The administrative charges totalled $136,000 and $77,000 for the three months ended May 31, 1996 and 1995, respectively, and $636,000 and $708,000 for the nine months ended May 31, 1996 and 1995, respectively.

         Transactions Affecting Other Income (Expense)
         ---------------------------------------------

         The vessels discussed above are periodically sub-chartered to third parties. In this case, a related shipping agency company acts as the Company's agent in the collection of income and payment of expenses related to sub-charter activities. Charges incurred for these sub-charters were $267,000 and $2,858,000 for the three and nine months ended May 31, 1996, respectively. These charges were offset by income of $251,000 and $2,883,000 for the three and nine months ended May 31, 1996, respectively. There was no sub-charter activity in the nine months ended May 31, 1995.

         Transactions Affecting Property, Plant & Equipment
         --------------------------------------------------

         From time to time, the law firm of Ball, Janik & Novack, of which director Robert S. Ball is a partner, provides legal services to the Company. Mr. Ball is a director, significant shareholder and the secretary of Electrical Construction Company (ECC), an electrical contractor, which has provided electrical construction services on the Company's new rolling mill. The Company paid ECC $108,000 and $314,000 for the three months ended May 31, 1996 and 1995, respectively, and $9,048,000 and $314,000 for the nine months ended May 31, 1996 and 1995, respectively.

                        SCHNITZER STEEL INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 1996 AND 1995

                                   (Unaudited)


NOTE 4.  ENVIRONMENTAL LIABILITIES

         During fiscal 1995, in conjunction with the due diligence proceedings for the Company's acquisition of Manufacturing Management, Inc. (MMI), an independent third-party consultant was hired to estimate the costs to cure both current and future potential environmental liabilities. The cumulative provision for the total costs specified in the consultant's report aggregated $24,366,000 and was included in MMI's statement of operations prior to its acquisition by the Company resulting in an increase in MMI's reserve for environmental liabilities to $24,981,000. As of May 31, 1996, the environmental liability aggregated $23,105,000.

         A portion of the liability recorded in fiscal 1995 relates to MMI's status as a potentially responsible party (PRP) for the investigation and cleanup of sediment along the Hylebos Waterway, on which the Tacoma scrap yard is located, as well as for alleged damage to natural resources in the waterway. Additionally, the Washington State Department of Ecology issued a consent decree in 1990 which required paving of MMI's ferrous scrap yard, which is substantially completed, and the installation of a stormwater treatment system, which is completed. In 1994, MMI reached a settlement with its insurance carriers with respect to costs incurred under the 1990 Consent Decree and Hylebos Waterway projects. Under this settlement, the Company can be reimbursed for covered costs up to $1,710,000 in 1996 through 1997 as funds are expended. The remaining recorded liability covers third-party sites at which MMI has been named as a PRP, as well as potential future cleanup of other sites at which MMI has conducted business or allegedly disposed of materials.


  NOTE 5.  SHAREHOLDERS' EQUITY

         In February 1996, the Company sold 2.5 million shares of Class A common stock at $29.50 per share in a public offering. Net proceeds to the Company from the sale of the shares were $69.9 million after the underwriting discount and offering expenses.


  NOTE 6.  SUBSEQUENT EVENT

         On July 8, 1996, the Board of Directors declared a 5 cent per share dividend on Class A and Class B common stock payable on August 23, 1996 to holders of record on August 8, 1996.

                        SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

         General
         -------

         The Company operates in two business segments. Scrap Operations collects, processes and recycles steel scrap through facilities in Oregon, Washington and California. Steel Operations operates a mini-mill in Oregon which produces finished steel products and maintains mill depots in California.


         Liquidity and Capital Resources
         -------------------------------

         For the nine months ended May 31, 1996, net cash used by operations was $18.6 million, compared with cash provided by operations of $6.9 million for the same period last year. This decrease in cash flow from operations is primarily a result of increased inventories of $30.2 million, reflecting a $10.6 million increase in inventories at Scrap Operations and a $19.6 million increase in inventories at Steel Operations. The increase in inventories at Scrap Operations is primarily due to the timing of export shipments. Steel Operations' finished goods inventories increased $8.6 million predominately due to softened demand combined with increased production partially due to the startup of the bar mill portion of its new rolling mill in February 1996. The increase in work in progress inventories of $6.7 million and the increase in supplies inventories of $4.3 million, were both in anticipation of the new bar mill. Steel Operations' inventories are expected to decrease over the next two quarters as sales volumes are expected to exceed production volumes.

         Capital expenditures for the nine months ended May 31, 1996 and 1995 were $42.9 million and $18.1 million, respectively. Fiscal year to date, capital expenditures include $28.6 million in progress payments related to construction of the new wire rod and bar mill for Steel Operations. The Company expects to spend approximately $12 million on capital improvements, including the new wire rod mill, during the remainder of fiscal 1996. At May 31, 1996, the Company had outstanding purchase commitments related to the wire rod mill aggregating $3.9 million.

         At May 31, 1996, the Company had a $100.0 million, five year (expires March 2000), unsecured revolving credit facility and had additional lines of credit available of $55 million, $35 million of which was uncommitted. In aggregate, the Company had borrowings outstanding under its lines of credit at May 31, 1996 of $51 million.

         The Company believes that the current cash balance, internally generated funds, and existing credit facilities will provide adequate financing for capital expenditures, working capital and debt service requirements for the next twelve months. The Company does not presently anticipate that additional funding sources will be required for the completion of Steel Operations' wire rod mill, currently scheduled for fiscal 1997. In the longer term, the Company may seek to finance business expansion, including potential acquisitions, with additional borrowing arrangements or additional equity financing.

                        SCHNITZER STEEL INDUSTRIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

         Results of Operations
         ---------------------

         The Company's revenues and operating results by business segment are summarized below (in thousands, except number of shipments):




                                      For the Three Months Ended            For the Nine Months Ended
                                     ----------------------------          ----------------------------
                                      5/31/96            5/31/95            5/31/96            5/31/95
                                     ---------         ----------          ---------          ---------
REVENUES:
Scrap Operations:
    Ferrous sales                    $  50,991          $  71,798          $ 159,589          $ 134,900
    Nonferrous sales                     3,317             12,218              8,380             22,599
    Other sales                          1,762              2,505              5,393              4,323
                                     ---------          ---------          ---------          ---------
       Total Sales                      56,070             86,521            173,362            161,822

Ferrous sales to Steel Operations      (13,444)           (13,965)           (41,304)           (40,016)
Steel Operations                        44,324             34,055            109,204            104,145
                                     ---------          ---------          ---------          ---------
       Total                         $  86,950          $ 106,611          $ 241,262          $ 225,951
                                     =========          =========          =========          =========

INCOME FROM OPERATIONS:
Scrap Operations                     $   8,121          $  11,609          $  22,035          $  18,028
Steel Operations                           740              2,165              4,837              6,550
Joint Ventures                             836                745              2,484              1,789
Corporate Expense and Eliminations      (1,666)            (1,817)            (4,543)            (4,307)
                                     ---------          ---------          ---------          ---------
       Total                         $   8,031          $  12,702          $  24,813          $  22,060
                                     =========          =========          =========          =========

NET INCOME                           $   4,551          $   7,854          $  15,028          $  14,381
                                     =========          =========          =========          =========

SHIPMENTS:
SCRAP OPERATIONS
Ferrous Scrap (Long Tons):
   To Steel Operations                   114.2              108.4              343.2              320.0
   To Unaffiliated Customers             236.6              317.6              747.4              522.6
                                     ---------          ---------          ---------          ---------
        Total                            350.8              426.0            1,090.6              842.6
                                     =========          =========          =========          =========

Number of scrap export shipments             7                 10                 22                 17
                                     =========          =========          =========          =========

Nonferrous scrap (pounds)                7,438             18,717             19,148             38,703
                                     =========          =========          =========          =========

STEEL OPERATIONS (Short Tons)
Finished steel products                  133.5               96.7              321.7              292.6
                                     =========          =========          =========          =========

Billets                                                       2.4                                  21.2
                                     =========          =========          =========          =========


                        SCHNITZER STEEL INDUSTRIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

         Revenues
         --------

         Revenues for the three months ended May 31, 1996 decreased $19.7 million (18%) but increased for the nine months ended May 31, 1996 $15.3 million (7%), compared to the same periods last year. For the three months ended May 31, 1996, Scrap Operations' revenues before intercompany eliminations decreased $30.5 million (35%), compared to the same period last year, reflecting lower ferrous shipments at lower average selling prices combined with decreased nonferrous scrap sales. Ferrous scrap revenues decreased $20.8 million (29%) and shipments decreased by 75,000 tons (18%). Ferrous scrap sales to unaffiliated customers decreased $20.3 million (35%) and shipments to unaffiliated customers decreased 81,000 tons (26%). Ferrous scrap shipments to unaffiliated customers included a 65,000 ton decrease in export shipments, due to the timing of export shipments, and a 16,000 ton decrease in shipments to other domestic steel mills. Average selling prices of ferrous scrap decreased $12 per ton (8%) to $145 per ton as a result of what the Company believes to be short term market conditions and seasonality. Compared to the second quarter of fiscal 1996, average selling prices of ferrous scrap increased $2 per ton. Third quarter nonferrous scrap revenues were down $8.9 million (73%) from the prior year due to a 60% decrease in nonferrous shipments primarily as a result of the sale in July 1995 of the Company's Portland, Oregon nonferrous operations.

         For the nine months ended May 31, 1996, Scrap Operations' revenues before intercompany eliminations increased $11.5 million (7%), compared to the same period last year, reflecting increased shipments of ferrous scrap offset by reduced average selling prices and decreased nonferrous scrap sales. Ferrous scrap revenues increased $24.7 million (18%) and shipments increased 248,000 tons (29%). Ferrous scrap sales to unaffiliated customers increased $23.5 million (25%), reflecting a 225,000 ton (43%) increase in shipments. Ferrous scrap to unaffiliated customers included a 190,000 ton increase in export shipments and a 35,000 ton increase in shipments to other domestic steel mills as a result of the acquisition of MMI in March 1995. Average selling prices of ferrous scrap decreased $6 per ton (4%) to $146 per ton. Nonferrous scrap revenues were down $14.2 million (63%) from the prior year resulting from a 51% decrease in nonferrous shipments, due to the sale of the Company's Portland, Oregon nonferrous operations in July 1995, combined with a 25% decrease in average selling prices.

         Steel Operations' revenues increased $10.3 million (30%) for the three months ended May 31, 1996 compared to the same period last year resulting from increased shipments of finished steel products offset by lower average selling prices and decreased billet sales. Finished steel revenues increased $10.8 million (32%) as shipments increased 37,000 tons (38%) primarily due to the new rolling mill, which began production in February. There were no billet sales in the three months ended May 31, 1996 compared to 2,000 tons of billet shipments in the same period last year. It is not the Company's intent to produce billets for resale. Average finished steel selling prices, excluding billets, decreased $15 per ton (4%) to $332 per ton as finished steel selling prices remained relatively soft throughout the third quarter. The Company expects pricing pressure to continue at least through the fourth fiscal quarter.

         For the nine months ended May 31, 1996, Steel Operations' revenues increased $5.1 million (5%) compared to the same period last year primarily due to increased shipments of finished steel products offset by lower billet sales. Finished steel revenues increased $9.8 million (10%) as shipments increased 29,000 tons (10%). There were no billet sales in the nine months ended May 31, 1996 compared to 21,000 tons of billet shipments, or $4.7 million in billet revenues, in the same period last year. For the nine months ended May 31, 1996, average finished steel prices, excluding billets, remained unchanged at $339 per ton.

                        SCHNITZER STEEL INDUSTRIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

         Cost of Goods Sold
         ------------------

         Overall cost of goods sold decreased $14.6 million (16%) for the three months ended May 31, 1996 but increased $11.6 million (6%) for the nine months ended May 31, 1996, compared to the same periods last year. However, cost of goods sold increased as a percentage of revenues from 84% to 86% for the three months ended May 31, 1996 and decreased from 86% to 85% for the nine months ended May 31, 1996, compared to the same periods last year. Gross profit decreased $5.1 million (30%) to $12.1 million for the three months ended May 31, 1996 and increased $3.7 million (12%) to $35.8 million for the nine months ended May 31, 1996, compared to the same periods last year.

         Cost of goods sold for Scrap Operations for the three months ended May 31, 1996 decreased $26.5 million (37%), and decreased as a percentage of revenues from 83% to 81%. Average cost of goods sold per ton for ferrous scrap decreased from $127 to $120, while the average cost per pound for nonferrous scrap decreased from $.63 to $.40. Scrap Operations' gross profit decreased $4.0 million to $10.6 million primarily as a result of a $4.0 million decrease in ferrous scrap gross profit compared to the same period last year. Ferrous gross profit decreased as a result of a $5 per ton decrease in average gross profit combined with a 75,000 ton decrease in shipments. Compared to the second quarter of fiscal 1996, average gross profit per ton increased by $4 as the Company began to realize the benefit of its efforts to lower scrap purchase prices at the scale. Nonferrous gross profit decreased $.1 million as a result of an $.03 increase in average gross profit offset by an 11 million pound decrease in shipments.

         For the nine months ended May 31, 1996, Scrap Operations' cost of goods sold increased $6.2 million (4%), but decreased as a percentage of scrap revenues from 85% to 83%. For the same period, average cost of goods sold per ton of ferrous scrap decreased from $129 to $123. Scrap Operations' gross profit increased $5.3 million to $29.5 million primarily as a result of a $5.1 million increase in ferrous scrap gross profit compared to the same period last year. Ferrous gross profit increased as a result of a 248,000 ton increase in shipments offset by a $1 per ton decrease in average gross profit. For the nine months ended May 31, 1996, nonferrous gross profit decreased $1.1 million primarily as a result of a 20 million pound decrease in shipments.

         Steel Operations' cost of goods sold increased $11.5 million (37%) in the three months ended May 31, 1996 compared to the same period last year, and increased as a percentage of revenues from 92% to 97%. Gross profit for Steel Operations decreased $1.3 million to $1.5 million as a result of a $19 per ton (57%) decrease in average gross profit partially offset by a 37,000 ton increase in finished steel shipments. The $19 per ton decrease resulted from a $4 per ton increase in average cost of goods sold and a $15 per ton decrease in average selling price. The $4 per ton cost increase is primarily the result of increased rolling mill costs due to the start up of the new rolling mill offset by a decrease in billet production costs.

         For the nine months ended May 31, 1996, Steel Operations' cost of goods sold increased $6.8 million (7%) compared to the same period last year, and increased as a percentage of revenues from 92% to 94%. The increase in amount resulted predominately from increased finished steel shipments combined with a $7 per ton increase in average finished steel cost of goods sold. The $7 per ton increase reflects increased rolling mill costs primarily due to the start up of the new rolling mill. Steel Operations' gross profit decreased $1.8 million to $6.8 million, a decrease of $8 per ton, as a result of the increase in cost of goods sold (with no change in average selling price) partially offset by the increase in finished steel shipments.

                        SCHNITZER STEEL INDUSTRIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

         Selling and Administrative Expense
         ----------------------------------

         Selling and administrative expenses decreased $.1 million (2%) and increased $1.9 million (16%) for the three and nine months ended May 31, 1996 , respectively, compared to the same periods last year, primarily due to the Company's acquisition of MMI in March 1995.


         Income from Joint Ventures
         --------------------------

         Income from joint ventures for the three months ended May 31, 1996 increased $.1 million compared to the same period last year. For the nine months ended May 31, 1996, income from joint ventures increased $.7 million compared to the same period last year, predominately due to increased earnings from the environmental remediation and used auto parts joint ventures.


         Interest Expense
         ----------------

         Interest expense decreased $.4 million for the three months ended May 31, 1996, compared to the same period last year. This decrease reflects lower average borrowings during this period as the Company used the proceeds received from its February 1996 stock offering to pay down debt. For the nine months ended May 31, 1996, interest expense increased $1.5 million compared to the same period last year, primarily as a result of higher average borrowings at higher interest rates offset by capitalized interest. Increased average borrowings were principally a result of the Company's acquisition of MMI in March 1995, purchases relating to the new wire rod and bar mill being constructed at Steel Operations and increased inventories.


         Forward Looking Statements
         --------------------------

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements that involve a number of risks and uncertainties. In particular, the Company has stated its belief that decreases in scrap market prices are a result, at least in part, of short term market conditions. Future market conditions are subject to supply and demand conditions and decisions of other market participants over which the Company has no control and which are inherently difficult to predict. Accordingly, there can be no assurance that scrap prices will rise in the short term. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: business conditions and growth in the scrap and steel industries; competitive factors, including pricing pressures from national steel companies; availability of scrap supply; fluctuations in scrap prices; seasonality of results; the uncertainty of the Company being able to complete future acquisitions; the risk that there will not be a successful start-up of the wire rod mill at Steel Operations in fiscal 1997; and the risk factors listed from time to time in the Company's SEC reports, including but not limited to the report on Form 10-K for the fiscal year ended August 31, 1995 (Part I, Item 1, Business).

                        SCHNITZER STEEL INDUSTRIES, INC.

                                     PART II


ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            10.1 Second Extension of Lease dated May 28, 1996 between Schnitzer Investment Corp. and the Registrant, relating to the Corporate Headquarters.

            10.2 Third Amendment of Lease dated May 29, 1996 between Schnitzer Investment Corp. and the Registrant, relating to the Corporate Headquarters.

            10.3 Deferred Bonus Agreement dated January 1, 1996 between an executive officer and the Registrant.

            27    Financial Data Schedule

      (b)   Reports on Form 8-K

            None

                        SCHNITZER STEEL INDUSTRIES, INC.




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                SCHNITZER STEEL INDUSTRIES, INC.
                                                               (Registrant)






         Date:  July 12, 1996               By:  /s/Barry A. Rosen
         -----------------------------      ------------------------------------
                                                 Barry A. Rosen
                                                 Vice President, Finance

                        SCHNITZER STEEL INDUSTRIES. INC.
                                INDEX TO EXHIBITS







     10.1   Second  Extension  of Lease  dated May 28,  1996  between  Schnitzer
            Investment Corp. and the Registrant, relating to the Corporate Headquarters.

     10.2   Third  Amendment  of Lease  dated  May 29,  1996  between  Schnitzer
            Investment Corp. and the Registrant, relating to the Corporate Headquarters.

     10.3 Deferred Bonus Agreement dated January 1, 1996 between an executive officer and the Registrant.

     27     Financial Data Schedule