Form 10-K405
period 1996-08-31
SCHNITZER STEEL INDUSTRIES INC
filed 1996-11-25
CIK 912603

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

    For the fiscal year ended August 31, 1996 Commission File Number 0-22496

                        SCHNITZER STEEL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

           OREGON                           93-0341923
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S.   Employer   Identification
                                             No.)

3200 N.W. Yeon Ave., P.O. Box 10047
  Portland, OR                              97296-0047
----------------------                      ----------
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code: (503) 224-9900

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                       Class A Common Stock, $1 par value
                       ----------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  registrant's   knowledge,  in  the  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

The aggregate market value and the number of voting shares of the registrant's common stock outstanding on September 30, 1996 was:


                          Shares Outstanding Held By              Market Value
Title of Each Class       ---------------------------                 Held By
  of Common Stock         Affiliates   Non-Affiliates             Non-Affiliates
---------------------     ----------   --------------             --------------
Class A, $1 par value         68,550        5,704,149               $165,417,421
Class B, $1 par value      4,575,255                0                     N/A

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated herein by reference in Part III.


                                  Page 1 of 78
                            Exhibits index on page 58

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K





                                TABLE OF CONTENTS


PART ITEM                                                                   PAGE

  I  1. BUSINESS...............................................................3
                Overview.......................................................3
                Proposed Acquisition of Proler International Corp (NYSE: PS)...3
                Acquisition of MMI.............................................4
                Business Strategy..............................................5
                Scrap Operations...............................................6
                Steel Operations..............................................11
                Environmental Matters.........................................15
                Employees.....................................................17

     2.       PROPERTIES......................................................17
     3.       LEGAL PROCEEDINGS...............................................18
     4.       SUBMISSION OF MATTERS TO A VOTE
                      OF SECURITY HOLDERS.....................................18
     4.(a)    EXECUTIVE OFFICERS OF THE REGISTRANT............................18

 II  5. MARKET FOR REGISTRANT'S COMMON STOCK AND
           RELATED STOCKHOLDER MATTERS........................................20
     6. SELECTED FINANCIAL DATA...............................................21
     7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS................................22
     8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................29
     9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE.............................50

III 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
           REGISTRANT.........................................................50
    11. EXECUTIVE COMPENSATION................................................50
    12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT..............................................50
    13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................50

 IV 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K................................................51



                        SCHNITZER STEEL INDUSTRIES, INC.
                                   FORM 10-K


                                     PART I

ITEM 1.           BUSINESS

OVERVIEW

Schnitzer Steel Industries, Inc. (the Company) collects, processes and recycles steel scrap and manufactures finished steel products by operating one of the largest steel scrap recycling businesses in the United States and a technologically advanced steel mini-mill. As a result of its vertically integrated business, the Company is able to transform auto bodies and other scrap into finished steel products. The Company believes that its scrap and steel facilities are cost competitive in its markets.

The Company's Scrap Operations have collection and processing facilities in Portland, Eugene, White City, Grants Pass and Bend, Oregon, Oakland, Sacramento and Fresno, California, and Tacoma, Washington. The Company believes that its Scrap Operations have a strong competitive position in their regions due to significant economies of scale, low cost scrap processing and loading methods, and deep water terminal facilities which provide efficient and flexible access to foreign steel producers.

The Company's  Steel  Operations  are conducted by Cascade Steel Rolling  Mills,
Inc., a wholly owned subsidiary acquired in 1984. Steel Operations produces steel reinforcing bar (rebar), merchant bar, fence posts, specialty sections and grape stakes. The Company believes that Steel Operations has a strong competitive position in its market due to its captive source of steel scrap supply, efficient production processes, state-of-the-art technology, well-located shipping and transportation facilities, and proximity to California and other major western markets.

PROPOSED ACQUISITION OF PROLER INTERNATIONAL CORP. (NYSE:  PS)

On September 16, 1996, the Company announced the signing of an agreement among the Company and Proler International Corp. (Proler) by which the Company would acquire Proler. Proler is an environmental services company involved in the recovery and recycling of scrap metals and industrial wastes. Through its joint ventures, Proler exports ferrous scrap to foreign markets from scrap collection, processing and deep water facilities in Los Angeles, California; Providence, Rhode Island; Everett Massachusetts; and Jersey City, New Jersey.

Pursuant to the agreement with Proler, the Company commenced a cash tender offer for all of the outstanding shares of Proler at a cash price of $7.50 per share. If and when the tender offer is completed, Proler will become a wholly owned subsidiary of the Company through a cash merger at the same per share price. The agreement provides that the tender offer is conditioned, among other things, on at least a majority of Proler's outstanding shares being tendered and not withdrawn prior to the expiration of the offer. The tender offer and merger are also subject to the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act). The tender offer was originally scheduled to expire on October 18, 1996, but has been extended on three occasions and is currently scheduled to expire on November 29, 1996.

On October 4, 1996, the Company received a second request from the U.S. Department of Justice (DOJ) for additional information with respect to its filings under the HSR Act. The request extended the waiting period under the HSR Act until 10 days after the DOJ receives all requested information, unless the DOJ grants early termination. The Company is currently working on complying with the DOJ's request.

                        SCHNITZER STEEL INDUSTRIES, INC.

                                    FORM 10-K
                               PART I (CONTINUED)


Hugo Neu Corporation (Hugo Neu), which is a partner with Proler in the three principal joint ventures through which Proler conducts its scrap metal business, has proposed to acquire all outstanding shares of Proler for $9.00 per share in cash, subject to certain conditions. On November 15, 1996, in response to Hugo Neu's proposal, the Company announced that it had increased its offer price to $9.00 per share in cash and extended its tender offer until November 29, 1996. Proler's board of directors continues to support the Company's offer for Proler stock as superior to Hugo Neu's offer. Proler has approximately 4.7 million shares outstanding, making the value of the transaction at $9.00 per share about $42 million.

Hugo Neu has also taken various steps, including commencing lawsuits and arbitration proceedings, to block the acquisition of Proler by the Company. On November 14, 1996, Hugo Neu added the Company as a defendant in an action pending in the U.S. District Court for the Southern District of Texas and seeks, among other things, to prevent the Company from purchasing Proler stock. The Company believes that Hugo Neu's claims have no legal or factual merit.

Completion of the acquisition of Proler continues to be subject to considerable uncertainty due to the ongoing review by the DOJ under the HSR Act and the possibility that Hugo Neu might increase its offer for the Proler stock or succeed in its efforts to block the transactions through litigation.

ACQUISITION OF MMI

In March 1995, the Company acquired all of the outstanding stock of Manufacturing Management, Inc. (MMI) for $66 million in cash. MMI's principal operation is a major scrap collection, processing and overseas shipping facility in Tacoma, Washington. MMI is the largest scrap processor in the State of Washington, collecting scrap principally from Seattle and the surrounding area as well as from throughout Washington, Montana, Idaho, Alaska and Western Canada. The Tacoma scrap yard is a 25 acre facility with a deep water shipping terminal for loading scrap shipments to Asian customers, two auto shredders, and other scrap processing equipment. With the addition of the Tacoma scrap facility, the Company increased its annual ferrous scrap volume by 50 percent to approximately 1.5 million long tons. The purchase was funded with borrowings under a $100 million, five-year, unsecured revolving credit facility.

As part of the MMI acquisition, the Company also acquired MMI's Portland, Oregon subsidiaries Acme Trading & Supply, Inc. (Acme), a nonferrous scrap operation, and Columbia Forge & Machine Works, Inc., a small specialty forge operation. In July 1995, the Company sold Acme, together with certain of the Company's other Portland-based nonferrous operations, as part of its strategy to focus on its ferrous scrap business.

The acquisition of MMI was accounted for as a purchase and MMI's results of operations have been included in the Company's financial statements since March 17, 1995. Goodwill of $42.0 million was recorded and is being amortized over 40 years. In 1994 MMI recorded a reserve of $24.4 million for the estimated costs to cure its environmental liabilities as well as the related deferred tax benefit of $7.8 million.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)


BUSINESS STRATEGY

The Company has developed a multi-part strategy which includes the following elements:

EXPAND SCRAP RECYCLING OPERATIONS. The Company will continue to aggressively seek out expansion opportunities for its Scrap Operations within both its existing markets and elsewhere in the United States. The Company has focused on and will continue to emphasize increasing its sources of scrap through its existing network and through selective acquisitions or joint ventures. The Company's purchase of MMI in March 1995 added approximately 500,000 tons per year to the Company's ferrous scrap volume. In December 1993, the Company acquired four scrap collection and processing facilities in central and southern Oregon. To facilitate increased purchasing of bundled scrap available in its California market area, the Company installed a pre-shredder at its Oakland facility in 1993 to break apart bundles for further processing into a higher-margin, more marketable shredded product. The Fresno scrap facility was acquired in 1989 to increase the Company's access to scrap in the central valley of California. The Company has made a series of scrap-related joint venture investments to increase its scrap sources and to enter related businesses with significant growth prospects. The Company expects to look for acquisition opportunities in other regions in the United States where it can apply its expertise in the scrap business.

INCREASE FINISHED STEEL PRODUCTION AND PRODUCT FLEXIBILITY. In February 1996, a second rolling mill (Rolling Mill #2) was completed increasing Steel Operations' production capacity by 500,000 tons per year. The Company is in the process of installing a rod block at the new mill which is scheduled to be completed during the second quarter of fiscal 1997. The rod block will allow the Company to enhance its product mix through the production of coiled rebar and wire rod. In addition, the ability of the new bar mill to produce Steel Operations' existing cut-to-length rebar products will permit the Company to increase its production of higher-margin merchant bar products at Rolling Mill #1 and will also increase the Company's flexibility to adjust its product mix among rebar, merchant bar and wire rod products to respond to relative demand and price conditions among those products. The new mill is expected to expand the Company's rolling capacity, based on anticipated product mix, to about 700,000 tons annually to more closely match the potential output of the melt shop at full capacity. After completion of the rod block, the Company does not expect to expand Steel Operations, either through significant capital additions or acquisitions of other mini-mills, in the foreseeable future.

INVEST IN STATE-OF-THE-ART MANUFACTURING AND PROCESSING. The Company's objective is to be a low cost producer of both steel scrap and finished steel products primarily through the efficient purchase and processing of scrap and state-of-the-art production of steel. The Company has made significant investments in new equipment to ensure that its operations have cost effective technology to produce high quality products. During fiscal years 1992 through 1996, the Company made capital expenditures of $80.1 million to improve Steel Operations' steelmaking facility and to increase its production capacity. In May 1991, the Company installed a new melt shop comprised of a technologically advanced electric arc furnace and five-strand continuous caster. The installation of new in-line straightening, stacking and bundling equipment at Rolling Mill #1 was completed in August 1994. This equipment improves merchant

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)



bar product quality, lowers processing costs, and has permitted the Company to expand its higher margin merchant bar product line. The Company also continues to invest in equipment to improve the efficiency and capabilities of its Scrap Operations. During fiscal years 1992 through 1996, the Company spent $23.4 million on capital improvements related to Scrap Operations.

CAPTURE BENEFITS OF INTEGRATION. The Company has historically sought to capture the potential benefits of business integration whenever possible. For example, the Company believes it enjoys a competitive advantage over non-vertically integrated mini-mill steel producers as a result of its extensive scrap operations. Scrap Operations ensures Steel Operations will receive a predictable, high quality supply of scrap in an optimal mix of scrap grades for efficient melting. In its Steel Operations, the Company's new wire rod and bar mill is expected to upgrade the Company's finished steel production and product mix capturing additional margin. Going forward, the Company will consider opportunities to further enhance its value-added finished steel product capabilities through the acquisition of businesses that use the Company's finished steel products as raw materials.

SCRAP OPERATIONS

The Company is one of the largest scrap processors in the United States, with nine scrap collection and processing facilities. The Company buys, processes and sells ferrous scrap to foreign and other domestic steel producers or their representatives and to Steel Operations. The Company's Scrap Operations also purchase ferrous scrap from other scrap processors for shipment directly to Steel Operations without further processing by Scrap Operations.

Due to the large capital investment required for scrap processing equipment and the scarcity of potential scrap yard sites that are properly zoned and have access to waterways and railroads, the scrap metal industry is characterized by a relatively small number of large, regionally dominant scrap processors. These large processors collect raw scrap from a variety of scrap sources, including smaller scrap recyclers and dealers, and then sort, clean and cut it into sizes and grades suitable for use by steel manufacturers.

The Company's Portland, Oakland, and Tacoma Scrap Operations are located at deep water terminal facilities operated by the Company and have rail and highway access. As a result, the Company believes it is strategically located, both for scrap collection from suppliers and for distribution of processed scrap to West Coast and Asian steel producers. The Sacramento and Fresno facilities are smaller feeder yards which collect and process scrap for transfer to the Oakland facility or to Steel Operations. The scrap facilities in Eugene, White City, Grants Pass and Bend are similar feeder yards, but their production is transferred to the Portland facility or to Steel Operations.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)

CUSTOMERS AND MARKETING. The following table sets forth information about the amount of ferrous scrap sold by the Company's Scrap Operations to certain groups of customers during the last five fiscal years:


                                                           Year Ended August 31,
                         -------------------------------------------------------------------------------------------

                               1996               1995              1994              1993              1992
                         ------------------ ----------------- ------------------ ---------------- ------------------
                          Sales     Vol.(1)  Sales    Vol.(1)   Sales    Vol.(1)  Sales   Vol.(1)   Sales   Vol.(1)
                         --------- -------- --------- ------- --------- -------- -------- ------- --------- --------

FERROUS SCRAP
CUSTOMERS:                                              (dollar amounts in millions)
                         -------------------------------------------------------------------------------------------
Asian Steel
  Producers and
  Representatives          $131.8      858    $125.9     680    $ 75.9      461    $62.3     436     $48.8      391
                         --------- -------- --------- ------- --------- -------- -------- ------- --------- --------

Steel Operations:

 Supplied by
   Company Scrap
   Facilities                44.1      358      44.3     338      36.8      304     25.1     223      14.1      136

 Purchased from
   Others for Direct
   Shipment 2                 9.9       92      10.4      91      17.5      139     23.4     233      12.3      148
                         --------- -------- --------- ------- --------- -------- -------- ------- --------- --------

 Total
 Steel Operations            54.0      450      54.7     429      54.3      443     48.5     456      26.4      284
                         --------- -------- --------- ------- --------- -------- -------- ------- --------- --------

Other US Steel
  Producers                  30.1      171      25.2     145      16.1       87      9.7      61      12.3       92
                         --------- -------- --------- ------- --------- -------- -------- ------- --------- --------

      Total                $215.9    1,479    $205.8   1,254    $146.3      991   $120.5     953     $87.5      767
                        ========= ======== ========= ======= ========= ======== ======== ======= ========= ========

(1)        In thousands of long tons (2,240 pounds).
(2)        Consists of prepared scrap that is not processed by Scrap Operations.


The Company sells scrap to foreign and other domestic steel producers or their representatives and to Steel Operations. The Company has developed long-standing relationships with Asian and U.S. steel producers. Asian scrap customers are located principally in China, India, Japan, Korea, Taiwan, and Thailand. To serve these customers more effectively, the Company operates a wholly-owned subsidiary, MMI International Far East Ltd., in Seoul, South Korea. Additionally, the Company uses affiliated offices in Tokyo, Japan and Busan, South Korea. The Company believes these offices not only enhance the Company's service to its Asian customers, but also provide a valuable local presence and source of information in these markets. In fiscal 1996, one customer accounted for approximately 17% and Scrap Operations' five largest customers accounted for 46% of scrap sales to unaffiliated customers. However, the Company's scrap customers vary from year to year due to demand, relative currency values and other factors. All scrap sales are denominated in U.S. dollars and substantially all scrap shipments to foreign customers are supported by letters of credit.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)



While ferrous scrap prices have on average increased historically, such prices are subject to market cycles. Prices for foreign scrap shipments are generally established through a competitive bidding process. The Company generally negotiates domestic prices based on export price levels. Foreign scrap sales contracts typically provide for shipment 45 to 75 days after the price, which in most cases includes freight, is determined. The Company attempts to respond to changing export price levels by adjusting its purchase prices at its scrap yards to maintain its gross profit per ton. However, the Company's ability to fully maintain its gross profit per ton through periods of falling prices can be limited by the impact of lower purchase prices on the volume of scrap flowing to the Company from marginal scrap sellers. Accordingly, the Company believes it benefits from rising scrap prices which provide the Company greater flexibility to maintain both margins and scrap flow into its scrap yards.

SOURCES OF SCRAP. The most common forms of raw scrap purchased by the Company are wrecked automobiles, railroad cars, railroad tracks, machinery, and demolition scrap from buildings and other obsolete structures. Scrap is acquired from drive-in sellers at posted prices at the Company's nine scrap yards, from drop boxes at over 1,000 industrial sites and through negotiated purchases from railroads and other large suppliers. The Company purchases scrap from a large number of suppliers, including railroads, industrial manufacturers, automobile salvage yards, scrap dealers and individuals. Because of the significance of freight charges relative to the value of scrap, scrap yards situated nearest to scrap sellers and major transportation routes have a competitive advantage. The Company's Portland yard benefits from northwestern rail, highway and water transportation routes allowing it to attract sellers from Oregon, Washington, Idaho, Montana, Utah, Nevada and Northern California. The Eugene, Grants Pass, White City and Bend yards are smaller facilities that serve as collection points from central and southern Oregon. The Oakland yard gives the Company sourcing capability in the San Francisco Bay area, the fifth largest metropolitan region in the country. Oakland's deep water terminal also receives scrap by barge from Hawaii. The Sacramento and Fresno yards are smaller facilities that serve as collection points for scrap from the central valley of California and western Nevada. The Company's Tacoma yard collects scrap from Seattle and the entire Puget Sound area as well as from throughout Washington, Montana, Idaho, Alaska, and western Canada. No single supplier accounted for more than 5% of the scrap purchased by the Company during the last fiscal year.


JOINT VENTURE SUPPLIERS OF SCRAP. The Company is a 50% partner in a joint venture which operates thirteen self-service used auto parts yards in central California and the Bay Area, two yards in Texas and one yard in Reno, Nevada. Customers purchase parts that they remove themselves from wrecked automobiles purchased by the joint venture and displayed in its yards. The Company then has a right of first refusal to purchase the picked over car bodies for shredding at the Oakland scrap operation. The joint venture opened or acquired two yards in fiscal 1991, one yard in fiscal 1992, four yards in fiscal 1993, three yards in fiscal 1995, and one yard in fiscal 1996, and intends to continue to open or acquire new yards as appropriate sites are identified and acquired. During fiscal 1996, the Company purchased substantially all the car bodies generated in California by this joint venture.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)



The Company is also a 50% partner in a joint venture operating out of Richmond, California which is an industrial plant demolition contractor. The joint venture dismantles industrial plants, performs environmental remediation, resells any machinery or pieces of steel that are salvaged from the plants in a usable form, and sells other recovered metals as scrap, primarily to the Company. During fiscal 1996, the Company purchased substantially all of the ferrous scrap generated by this joint venture. A related joint venture between the Company and its partner in the plant demolition joint venture was created in 1994 to act as an asbestos removal contractor.

The Company is also a 50% partner in a joint venture operating out of Chicago, Illinois which provides services to a major railroad in connection with the marketing and sale of the railroad's scrap. This joint venture gives the Company an opportunity with other scrap buyers to bid for scrap purchases from the railroad.

During fiscal 1996, the Company purchased 100,000 long tons of ferrous scrap from its joint ventures, on terms negotiated at arms-length between the Company and the other partners to the joint ventures.

SCRAP PROCESSING. The Company processes raw scrap by cleaning, sorting, shearing and shredding it into metal pieces of a size, density and purity required by customers for introduction into their melting furnaces. Smaller, denser pieces of scrap are more valuable because they melt easier and more completely fill a furnace charge bucket. Over 80% of the ferrous scrap collected by the Company's scrap facilities requires processing before sale.

Six of the Company's nine scrap facilities operate large capacity guillotine-style shears for cutting large pieces of ferrous scrap into smaller, more valuable pieces. At Portland, Eugene, Tacoma and Oakland, the Company also has large scissor shears mounted on cranes that move about the yards and cut bulky pieces of scrap into sizes that can be further processed by the guillotine shears. These mobile shears are capable of reducing a railroad boxcar to useable scrap in approximately 30 minutes.

The Portland and Oakland facilities each operate a large auto shredder capable of processing up to 1,500 tons of scrap per day. The Tacoma facility has two auto shredders with combined capacity to process up to 1,000 tons of scrap per day. These shredders reduce automobile bodies and other light gauge sheet metal into fist-size pieces of shredded scrap. The shredded material is then carried by conveyor under magnetized drums which attract the ferrous scrap and separate it from the nonferrous metals and other material (fluff) found in the shredded material, resulting in a relatively pure and clean shredded steel product. The nonferrous metal and fluff then pass through a rising current separator that removes the fluff. In Oakland, the nonferrous scrap is further processed using a sink float method to separate aluminum from other metals based on the differences in their specific gravities. The remaining nonferrous metals are either hand sorted and graded or sold unsorted.

A pre-shredder at the Oakland facility is used to break apart compacted bundles of light gauge ferrous scrap purchased from other scrap processors and dealers. The unbundled scrap is further processed through the shredder.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)



DEEP WATER TERMINAL FACILITIES. The Company delivers by ship processed scrap to Asian steel producers. The Company achieves cost efficiencies by operating deep water terminal facilities at the Portland, Tacoma and Oakland scrap operations. As a result, the Company is generally not subject to berthing delays often experienced by users of unaffiliated terminal facilities. The Portland dock has three operating berths for ships and two tie-up berths, and is equipped with three 60-ton cranes and one 30-ton crane for loading and unloading heavy materials and a bulk loading conveyor capable of loading up to 700 tons of shredded scrap per hour directly into a ship's hold. The Oakland dock also has a berth serviced by a bulk loading conveyor for loading shredded scrap as well as a concrete wharf with a 40-ton container crane. The Tacoma marine terminal is serviced by three 28-ton cranes on two floating docks and one 40-ton crane on a cement dock.

The deep water terminal facilities are used extensively for loading scrap shipments to the Company's foreign customers. The Portland terminal and, to a lesser extent, the Oakland and Tacoma terminals also sell docking, loading and warehousing services to unrelated parties.

Ocean freight costs are a significant element of the cost of scrap delivered to foreign customers. The Company believes it benefits from the experience and market knowledge of the Schnitzer Group's shipping businesses in arranging ocean transportation. To limit its exposure to fluctuations in ocean shipping rates and to assure the availability of appropriate vessels, in 1993 the Company entered into a five-year time charter of a vessel from Trans-Pacific Shipping Co. (TPS), a Schnitzer Group company, and entered into two additional seven-year time charters with TPS in May 1995.

COMPETITION. The Company competes both with respect to the purchase of scrap from scrap sources and the sale of processed scrap to metal producers.
Competition for scrap purchased in the Company's markets comes from one large scrap processor, LMC Metals, a division of Simsmetal USA Corporation, headquartered in Richmond, California, one large scrap broker, David J. Joseph Company, which purchases scrap throughout the region for delivery to steel producers, as well as from smaller scrap yards and dealers, and steel producers such as Oregon Steel Mills, Inc. and Birmingham Steel Corporation (Salmon Bay Steel) who buy scrap directly. Competition for scrap purchases depends almost entirely upon price and the distance from the scrap source.

The Company competes with a number of U.S. and foreign scrap processors for export sales to the Company's Asian customers. Price, including shipping costs, and availability are the most important competitive factors, but reliability and quality are also important. The Company believes that its size and locations allow it to compete effectively with other U.S. and foreign scrap processors.

SEASONALITY. The Company makes a small number of large ferrous scrap shipments to foreign steel producers each year. The Company's control over timing of scrap shipments is limited by customers' requirements, shipping schedules and other factors. Variations in the number of foreign scrap shipments from quarter to quarter results in fluctuations in quarterly revenues and earnings.

BACKLOG. At August 31, 1996, the Company's Scrap Operations had a backlog of firm orders of $16.7 million, as compared to $21.3 million at August 31, 1995. All of the backlog at August 31, 1996 is related to export shipments and is expected to be shipped during the first quarter of fiscal 1997.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)



STEEL OPERATIONS

The Company's Steel Operations are conducted by its subsidiary, Cascade Steel Rolling Mills, Inc., located in McMinnville, Oregon (approximately 45 miles southwest of Portland). Steel Operations' mini-mill was established in 1968 and acquired by the Company in 1984.

PRODUCTS AND MARKETING. Steel Operations produces rebar, merchant bar and specialty products such as studded fence posts, grape stakes and special sections. Sales of these products during the last five fiscal years were as follows:


                                                     Fiscal Year Ended August 31,
                     ----------------------------------------------------------------------------------------------

                            1996               1995              1994               1993               1992
                     ------------------- ----------------- ------------------ ------------------ ------------------

                       Sales   Vol.(1)    Sales  Vol.(1)    Sales   Vol.(1)    Sales   Vol.(1)    Sales    Vol.(1)
                    ---------- -------- -------- -------- --------- -------- --------- -------- --------- --------

                                                     (dollar amounts in millions)

Rebar                    $98.7      321   $ 78.3      255    $ 85.9      310    $ 73.0      286    $ 60.9      227
                     ---------- -------- -------- -------- --------- -------- --------- -------- --------- --------

Merchant Bar              35.5       95     34.4       87      41.7      113      36.5      104      35.7      107
                     ---------- -------- -------- -------- --------- -------- --------- -------- --------- --------

Specialty Products        25.8       60     23.5       56      18.0       47      14.2       35      13.2       30
                     ---------- -------- -------- -------- --------- -------- --------- -------- --------- --------

        Total           $160.0      476  $136.2(2)    398   $145.6(2)    470    $123.7      425    $109.8      364
                     ========== ======== ======== ======== ========= ======== ========= ======== ========= ========

(1)    In thousands of short tons (2,000 pounds).
(2)    Does not include billet sales of $5.2 million in 1995 and $9.0 million in 1994.

Rebar is steel rod used to increase the tensile strength of poured concrete. Merchant bar sold by Steel Operations consists of round, flat, angle and square steel bars used by fabricators or manufacturers to produce a wide variety of products, including gratings, steel floor and roof joints, safety walkways, ornamental furniture, stair railings and farm equipment. The Company's fence posts are designed to support barbed wire and are sold under the trademark White Top(TM) primarily to the agricultural industry. The addition of in-line straightening, stacking and bundling equipment to Rolling Mill #1 in fiscal 1995 allowed the Company to expand its higher-margin merchant bar product lines.

The Company's installation of a rod block and finishing equipment at Rolling Mill #2 for the rolling of wire rod and coiled rebar is scheduled for completion in the second quarter of fiscal 1997. Current demand for wire rod and coiled

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)


rebar on the West Coast is filled by suppliers outside of the region (both domestic and foreign), creating what the Company believes to be an attractive opportunity to capture market share at good margins. Wire rod is steel wire used by fabricators to produce a variety of products such as chain link fencing, nails, wire and stucco netting. Coiled rebar is rebar delivered on coils rather than in flat lengths, a method preferred by some fabricators. The addition of the new bar mill, with its ability to produce Steel Operations' existing cut-to-length rebar products, has permitted the Company to increase it's production of higher-margin merchant bar products at Rolling Mill #1 and will also increase the Company's flexibility to adjust its product mix among rebar, merchant bar and wire rod products to respond to relative demand and price conditions among those products.

Steel Operations sells directly from its plant in McMinnville, Oregon and from its distribution centers located in Union City, California (San Francisco area) and El Monte, California (Los Angeles area). The two California distribution centers facilitate sales by holding a ready inventory of products close to major customers for just-in-time delivery. Steel Operations communicates regularly with major customers to determine their anticipated needs and plans its rolling mill production schedule accordingly. Steel Operations also produces and inventories a mix of products forecasted to meet the needs of other customers. Shipments to customers are made by common carrier, either truck or rail.

During the year ended August 31, 1996, Steel Operations sold its steel products to approximately 400 customers primarily located in the 10 western states. In that period, approximately 51% of Steel Operations' sales were made to customers in California. Steel Operations' customers are principally steel service centers, construction industry subcontractors, steel fabricators, and major farm and wood product suppliers.

One customer accounted for 14% of Steel Operations' revenues in fiscal 1996. Steel Operations' 10 largest customers accounted for approximately 50% of its revenues during fiscal 1996.

SCRAP SUPPLY. The Company believes it operates the only mini-mill in the western United States which has the ability to obtain its entire scrap requirement from its own scrap operations. The demand for steel scrap has intensified with the increase in the number and capacity of steel producers both in the U.S. and overseas. There have at times been regional shortages of steel scrap with some mills being forced to pay higher prices for scrap shipped from other regions or to temporarily curtail operations. The Company's Scrap Operations currently supplies Steel Operations both with steel scrap that it has processed and with steel scrap that it has purchased from third-party processors. See "Scrap Operations." Scrap Operations is also able to deliver to Steel Operations an optimal mix of scrap grades to achieve maximum efficiency in its melting operations.

ENERGY SUPPLY. Electricity and natural gas represented approximately 6% and 2%, respectively, of Steel Operations' cost of goods sold in the year ended August 31, 1996.

Steel Operations purchases hydroelectric power from McMinnville Water & Light Company (McMinnville), a municipal utility that acquires its power from the Bonneville Power Administration (BPA). Steel Operations is McMinnville's largest

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)



customer. McMinnville obtains power at the lowest cost available from BPA and then resells it to Steel Operations at its cost plus a fixed charge per kilowatt hour and a 3% city surcharge. In fiscal 1996, Steel Operations paid an average of $.03 per kilowatt hour used. Due to a renegotiation of rates that became effective October 1, 1996, the Company expects to pay approximately 19% less per killowatt hour used in fiscal 1997. The favored rate McMinnville obtains from BPA is for firm power; therefore, Steel Operations is not forced to sacrifice the reliability of its power supply for a lower interruptible power rate as is the case with certain other mini-mills. The contract with McMinnville expires June 30, 2001.

Steel Operations purchases natural gas for use in the reheat furnaces from Associated Gas Services of Salt Lake City, Utah, pursuant to a contract that obligates Steel Operations to purchase minimum amounts of gas at a fixed rate or pay a demand charge. The contract expires on October 31, 1997. All natural gas used by Steel Operations must be transmitted by a single pipeline owned by Northwest Natural Gas Company (Northwest) that also serves local residential customers of Northwest. To protect against interruptions in gas supply, Steel Operations maintains stand-by propane gas storage tanks which hold enough gas to operate one of the rolling mills for at least three days without refilling.

MANUFACTURING OPERATIONS AND EQUIPMENT. Steel Operations' melt shop includes a 96-ton capacity electric arc furnace and a five-strand continuous billet caster, installation of which was completed in May 1991. The melt shop is highly computerized and automated. The 96-ton capacity of the furnace accommodates larger, less expensive grades of scrap, resulting in scrap cost savings. Energy savings result in part from efficiencies of the larger furnace, but also as a result of new post-combustion equipment added to the furnace in 1995. This new technology injects oxygen into the furnace during melting operations which creates energy by combusting carbon monoxide. The melt shop also has enhanced steel chemistry refining capabilities, permitting the Company to develop new higher margin products using special alloy quality grades of steel not currently produced by other mills on the West Coast, including the steel grades required for wire rod.

During the fiscal years ended August 31, 1994, 1995 and 1996 the melt shop produced 529,000, 525,000 and 493,000 tons of billets, respectively. The melt shop operates 24 hours a day, seven days a week, except for one six-to-ten hour period each week in which it is shut down for maintenance. In 1995 and 1996 Steel Operations constrained melt shop production through additional shutdown days to limit the increase in billet inventory. The Company continues to anticipate that the melt shop will produce over 600,000 tons of billets per year when it is operating at capacity.

Billets produced by the melt shop are reheated in one of two natural gas-fueled reheating furnaces and then drawn red-hot through one of two rolling mills. Rolling Mill #1, a technologically advanced 17-stand mill, was completed in July 1986. The mill is computerized, allowing for efficient synchronized operations of the rolls and related equipment. The computer controls facilitate the reconfiguration of the rolls to produce different products, thus reducing costly downtime. The computer controls include a self-diagnostic system that detects and identifies electronic and mechanical malfunctions in the mill. In 1994, Steel Operations completed the installation of in-line straightening, stacking

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)



and bundling equipment on the end of Rolling Mill #1. The addition of this equipment has permitted Steel Operations to improve the quality of its rebar products and to produce its merchant bar products more efficiently by automating the straightening and bundling function, and has permitted the Company to expand its higher-margin merchant bar product line.

Rolling Mill #2, a technologically advanced 18-stand mill, was completed in February 1996. The mill is computerized, allowing for efficient synchronized operations of the rolls and related equipment. The computer controls facilitate the reconfiguration of the rolls to produce different products, thus reducing costly downtime. The computer controls include a self-diagnostic system that detects and identifies electronic and mechanical malfunctions in the mill. Steel Operations is in the process of installing a rod block at Rolling Mill #2 which is scheduled to be completed during the second quarter of fiscal 1997. The rod block will allow the Company to enhance its product mix through the production of coiled rebar and wire rod. In addition, the ability of the new bar mill to produce Steel Operations' existing cut-to-length rebar products will permit the Company to increase its production of higher-margin merchant bar products at Rolling Mill #1 and will also increase the Company's flexibility to adjust its product mix among rebar, merchant bar and wire rod products to respond to relative demand and price conditions among other products. The new mill is expected to expand the Company's rolling capacity, based on anticipated product mix, to about 700,000 tons annually to more closely match the potential output of the melt shop at full capacity.

Steel Operations' melt shop and rolling mills are each shut down for one week twice each year for comprehensive maintenance (in addition to normal weekly maintenance performed throughout the year). During these periods, substantially all of the equipment in the mills is dismantled, inspected and overhauled.

TRANSPORTATION. The Company makes extensive use of rail transportation for shipment of Steel Operations' products to its distribution centers and customers in California and for the shipment of scrap to Steel Operations from the Company's scrap yards and other scrap processors in Southern Oregon and California. As a result, the Company believes it is one of the largest customers of Southern Pacific Rail Corporation and the largest customer for northbound freight. The Company believes this position enables the Company to obtain favorable rates which permit Steel Operations to compete with mills that are closer to California markets.

COMPETITION. Steel Operations currently competes primarily with five western U.S. steel producers for sales of rebar and merchant bar -- Birmingham Steel Corporation in Seattle, Washington; NUCOR Corporation in Plymouth, Utah; Tamco in Los Angeles, California; North Star Steel Company in Kingman, Arizona; and Chaparral Steel Company in Midlothian, Texas. Other domestic mills generally do not compete in the Company's market area because of transportation costs. The principal competitive factors in Steel Operations' market are price (including freight cost), availability, quality and service. Certain of Steel Operations' competitors have substantially greater financial resources than the Company. U.S. steel manufacturers have historically faced competition from foreign steel producers. The Company experienced some competition from Mexican steel mills in the southern California market during fiscal 1996. While the Company has experienced little foreign competition in recent years, there can be no assurance that foreign competition will not increase in the future.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)



Additional competition for sales of rebar and wire rod in California is expected from a new mini-mill, North Star Steel Company in Kingman, Arizona, that became operational in 1996. Steel Operations' new wire rod products will also compete with an Oregon Steel Mill, Inc. plant in Colorado, as well as other domestic and foreign producers.

SEASONALITY. Steel Operations' revenues can fluctuate significantly between quarters due to factors such as the seasonal slowdown in the construction industry and other industries it serves. In the past, Steel Operations has generally experienced its lowest sales during the second quarter of the fiscal year. The Company expects this pattern to continue in the future.

BACKLOG. Steel Operations generally ships products within days after the receipt of purchase orders. Accordingly, Steel Operations does not normally have any backlog of firm orders.


ENVIRONMENTAL MATTERS

Compliance with environmental laws and regulations is a significant factor in the Company's business. The Company is subject to local, state, federal, and supranational environmental laws and regulations concerning, among other matters, solid waste disposal, air emissions, waste water disposal, dredging, and employee health. Environmental legislation and regulations have changed rapidly in recent years and it is likely that the Company will be subject to even more stringent environmental standards in the future.

During 1994, in conjunction with the Company's due diligence investigation of MMI, a third-party consultant was hired to estimate the cost to cure both current and future environmental liabilities. Based on the consultant's report, MMI recorded in 1994 a reserve of $24.4 million for the estimated cost to cure environmental liabilities, increasing its environmental reserve to $24.9 million. This reserve was carried over to the Company's financial statements and is reflected on the Company's balance sheet.

MMI's Tacoma scrap facility is located on the Hylebos Waterway, a part of Commencement Bay, which is the subject of an ongoing investigation and remediation project by the Environmental Protection Agency (EPA) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The Company, along with over 60 other parties, has been named as a potentially responsible party (PRP) for the investigation and cleanup of the sediment along the Hylebos Waterway. The Company, along with five other PRPs, has entered into an Administrative Order on Consent with the EPA to fund a 3 1/2 year study of sediment contamination and remediation alternatives scheduled to be completed in 1997. The Company's share of the estimated $6 million study is $1 million. The Company may also be named in a claim for potential natural resource damages in Commencement Bay currently under assessment by certain government agencies and others acting as natural resource trustees.

In 1990, MMI entered into a Consent Decree with the Washington Department of Ecology which required the Company to pave the entire Tacoma scrap facility and install a stormwater collection and treatment system. The stormwater system has been installed and final paving was completed during fiscal 1996.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)



MMI is also a named PRP at two third-party sites at which it allegedly disposed of transformers. At one site, MMI entered into a settlement under which it agreed to pay $825,000 towards remediation of the site, $525,000 of which has been paid, and 11% of any costs over the estimated $9.5 million in total clean-up costs. The other site has not yet been subject to significant remedial investigation. MMI has been named as a PRP at several other sites for which it has reached de minimis settlements. In addition to the matters discussed above, the Company's environmental reserve includes amounts for potential future cleanup of other sites at which MMI has conducted business or disposed of other materials.

After the shredding of automobile bodies and the separation of ferrous and saleable nonferrous metals, the remaining material (fluff) must be disposed. To avoid classification as a hazardous waste, fluff must pass a toxic characteristic test. Fluff from the Company's scrap operations currently passes the applicable federal toxic characteristic test. In addition, fluff from the Oakland and Tacoma scrap operations undergo a chemical stabilization treatment before being sent to a landfill. The California Department of Toxic Substances Control (DTSC) has expressed reservations, which the Company is contesting, concerning whether the procedures employed by the Company with respect to fluff are adequate under California law. The Company has implemented certain changes to its procedures to accommodate concerns raised by the DTSC and does not believe that the changes that have been made or any additional changes required by the DTSC will result in any material additional expense to the Company although there is no assurance that this will be the case.

The Company's steel mini-mill generates electric arc furnace (EAF) dust which is classified as a hazardous waste by the EPA because of its zinc and lead content. Currently, a majority of the Company's EAF dust is shipped to a firm in the United States that applies a treatment which delists the EAF dust as hazardous so it can be disposed of as a solid waste. The remaining portion of the EAF dust generated is either shipped to a firm in the United States that uses EAF dust to produce agricultural fertilizer or is exported, pursuant to an annually renewable export license, to a secondary smelter in Mexico that produces zinc and lead from EAF dust.

It is not possible to predict the total size of all capital expenditures or the amount of any increases in operating costs or other expenses that may be incurred by the Company to comply with the environmental requirements applicable to the Company and its operations, or whether all such cost increases can be passed on to customers through product price increases. Moreover, environmental legislation has been enacted, and may in the future be enacted, to create liability for past actions that were lawful at the time taken but which have been found to affect the environment and to increase public rights of actions for environmental conditions and activities. As is the case with steel producers and scrap processors in general, if damage to persons or the environment has been caused, or is in the future caused, by the Company's hazardous materials activities or by hazardous substances now or hereafter located at the Company's facilities, the Company may be fined and/or held liable for such damage and, in addition, may be required to remedy the condition. Thus, there can be no assurance that potential liabilities, expenditures, fines and penalties associated with environmental laws and regulations will not be imposed on the Company in the future or that such liabilities, expenditures, fines or penalties will not have a material adverse effect on the Company.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)



The Company has, in the past, been found not to be in compliance with certain environmental laws and regulations and has incurred liabilities, expenditures, fines and penalties associated with such violations. The Company's objective is to maintain compliance and efforts are ongoing to be responsive to environmental regulations.

The Company believes that it is in material compliance with currently applicable environmental regulations, except as discussed above, and does not anticipate any substantial capital expenditures for new environmental control facilities during fiscal 1997 or 1998.


EMPLOYEES

As of August 31, 1996 the Company had 1,077 full-time employees, consisting of 464 employees at the Company's Scrap Operations, 541 employees at Steel Operations, and 72 corporate administrative employees. Of these employees, 650 are covered by collective bargaining agreements with eleven unions. Steel Operations' contract with the United Steelworkers of America covers 402 of these employees and expires on February 1, 2000. The Company believes that its labor relations generally are good.


ITEM 2.           PROPERTIES

The Company's Portland Scrap Operations, Portland deep water terminal facilities, and the related buildings and improvements are located on an approximately 120-acre industrial site owned by Schnitzer Investment Corp.
(SIC), a related party,  and leased to the Company under a long-term  lease. See
Part III, Item 13 "Certain Relationships and Related Transactions." Approximately 17 acres are occupied by the deep water terminal facilities, and the balance is used by the scrap operations.

The Sacramento Scrap Operations are located on a 7-acre site, most of which is leased from SIC under a long-term lease. See Part III, Item 13 "Certain Relationships and Related Transactions."

The following scrap operations are all located on sites owned by the Company:

                  LOCATION                          ACREAGE OWNED AT SITE
                  --------                          ---------------------
                  Oakland                                    33
                  Tacoma                                     26
                  Fresno                                     17
                  Eugene                                     11
                  Grants Pass                                 5
                  White City                                  4
                  Bend                                        3

Steel Operations' steel mill and administrative offices are located on an 83-acre site owned by Steel Operations in McMinnville, Oregon. Steel Operations also owns its 87,000 sq. ft. distribution center in El Monte, California and its 46,000 sq. ft. distribution center in Union City, California.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)



The equipment and facilities on each of the foregoing sites are described in more detail in the descriptions of each of the Company's businesses. Due to rezoning, Steel Operations is forced to relocate its Union City, California distribution center within 18 months. The Company does not anticipate a problem finding a suitable replacement site. Except for the Union City facility mentioned above, the Company believes its present facilities are adequate for operating needs for the foreseeable future.

The Company's principal executive offices are located at 3200 NW Yeon Avenue in Portland, Oregon in 20,000 sq. ft. of space leased from SIC under two long-term leases. See Part III, Item 13 "Certain Relationships and Related Transactions."


ITEM 3.           LEGAL PROCEEDINGS

Except as described above under Part I, Item 1 "Business -- Environmental Matters", the Company is not a party to any material pending legal proceedings.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended August 31, 1996.


ITEM 4(a).        EXECUTIVE OFFICERS OF THE REGISTRANT

Name                    Age                       Office
----                    ---                       ------
Leonard Schnitzer        71   Chairman of the Board and Chief Executive Officer

Robert W. Philip         49   President

Kenneth M. Novack        50   Executive Vice President

Gary Schnitzer           54   Executive Vice President-California Scrap
                              Operations

Barry A. Rosen           51   Vice President - Finance and Treasurer

Kurt C. Zetzsche         57   President of Steel Operations

Edgar C. Shanks          48   Vice President - Taxation

James W. Cruckshank      41   Controller and Assistant Treasurer

Dori Schnitzer           42   Secretary

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)



     Leonard Schnitzer has been the Chief Executive Officer of the Company since August 1973, and became Chairman of the Board in March 1991.

     Robert W. Philip has been President of the Company since March 1991. He had been a Vice President of the Company since 1984 with responsibility for the Company's Metra Steel distribution division from 1984 to the time of its sale in July 1990. Mr. Philip is Leonard Schnitzer's son-in-law.

     Kenneth M. Novack is Executive Vice President of the Company and President of Schnitzer Investment Corp. and certain other Schnitzer Group companies. From 1975 to 1980, he worked for the Company as Vice President and then Executive Vice President. Mr. Novack was also President of Schnitzer Investment Corp. from 1978 to 1980. From 1981 until April 1991, he was a partner in the law firm of Ball, Janik and Novack. Mr. Novack is the son-in-law of Gilbert Schnitzer, a brother of Leonard Schnitzer.

     Gary Schnitzer has been Executive Vice President in charge of the Company's California scrap operations since 1980. Gary Schnitzer is the son of Gilbert Schnitzer.

     Barry A. Rosen has been Vice President-Finance and Treasurer of the Company since 1982.

     Kurt C. Zetzsche joined the Company in February 1993 as President of Steel Operations. Mr. Zetzsche has been in the steel production business since 1966. From 1990 to February 1993, he was President of Tennessee Valley Steel, a mini-mill steel producer. From 1976 to 1989, he was President of Knoxville Iron Co., also a mini-mill steel producer.

     Edgar  C.   Shanks   joined  the   Company  in   September   1991  as  Vice
President-Taxation. From 1970 to 1991, he was a CPA with Price Waterhouse and was a partner there from 1982 to 1991.

     James W. Cruckshank has been the Controller of the Company since May 1987. Except for a brief period in 1986, he has been employed by the Company in various accounting positions since 1984. From 1978 to 1984, he was a CPA with Price Waterhouse.

     Dori Schnitzer has been the Secretary of the Company since June 1987. She also served as corporate counsel of the Company from October 1987 to May 1991 when she became Vice President of Lasco Shipping Co. Ms. Schnitzer is a daughter of Morris Schnitzer, a deceased brother of Leonard Schnitzer.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K





                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The principal market in which the Class A Common Stock of the Company is traded is the NASDAQ National Market System under the symbol SCHN. The approximate number of shareholders of record on September 30, 1996 was 100. The stock has been trading since November 16, 1993. The following table sets forth the high and low sales prices reported on the NASDAQ National Market System and the dividends paid per share for the periods indicated.

                                           Fiscal Year 1996
                       ---------------------------------------------------------
                                                                      DIVIDENDS
                       HIGH SALES PRICE     LOW SALES PRICE           PER SHARE
                       ---------------      ---------------           ----------
First Quarter               $30 3/4              $26                    $.05

Second Quarter               31 3/4               28                     .05

Third Quarter                30 1/2               24                     .05

Fourth Quarter               29 1/4               23 1/2                 .05


                                           Fiscal Year 1995
                       ---------------------------------------------------------
                                                                      DIVIDENDS
                       HIGH SALES PRICE     LOW SALES PRICE           PER SHARE
                       ---------------      ---------------           ----------
First Quarter               $26 3/4              $18 1/2                $.05

Second Quarter               23 1/4               18 3/4                 .05

Third Quarter                22 1/4               17 3/8                 .05

Fourth Quarter               29 1/4               20                     .05

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART II (CONTINUED)


ITEM 6.  SELECTED FINANCIAL DATA

                                                                     Year Ended August 31,
                                           --------------------------------------------------------------------------
                                               1996           1995(1)         1994           1993            1992
                                           ------------   --------------  -------------  -------------   ------------
                                                   (In millions, except per share, per ton and shipment data)

 INCOME STATEMENT DATA:
     Revenues                               $     339.3    $     330.7     $      261.7    $     204.9    $     183.0
     Cost of goods sold and other
          operating expenses                      290.8          284.5            234.3          188.1          174.5
     Selling and administrative                    18.9           16.2             13.2           13.3           13.6
     Income from joint ventures                     3.3            2.5              2.4            1.9            1.5
                                             ----------     ----------      -----------     ----------     ----------
     Income (loss) from operations                 32.9           32.5             16.6            5.4           (3.6)
     Interest expense                              (3.8)          (2.4)            (1.0)          (2.3)          (3.7)
     Other income                                   1.7            3.9              0.9            0.6            1.3
                                             ----------     ----------      -----------     ----------     ----------
     Income (loss) before income taxes             30.8           34.0             16.5            3.7           (6.0)
     Income tax (provision) benefit               (10.0)         (11.8)            (5.8)          (1.6)           2.2
                                             ----------     ----------      -----------     ----------     ----------
     Net income (loss) from
         continuing operations              $      20.8    $      22.2     $       10.7    $       2.1    $      (3.8)
                                             ==========     ==========      ===========     ==========     ==========

     Net income (loss) per share            $      2.24    $      2.82     $       1.47    $      0.42    $     (0.75)
                                             ==========     ==========      ===========     ==========     ==========

     Dividends per common share             $      0.20  $        0.20   $         0.15 $        --     $       --
                                             ==========     ==========      ===========     ==========     ==========

OTHER DATA
     Shipments (in thousands of tons)(2):
         Ferrous scrap                           1,479          1,254              991            953            767
         Finished steel products                   476            398              470            425            364
     Average selling price per ton:
         Ferrous scrap                     $       146    $       154     $        148   $        126    $       114
         Finished steel products                   336            342              310            291            302

     Depreciation and amortization         $      14.0    $      11.6     $        9.3   $        9.9    $      11.5
     Capital expenditures                         44.6           31.1             21.1            5.6            6.5

                                                                     Year Ended August 31,
                                           --------------------------------------------------------------------------
                                               1996           1995(1)         1994           1993            1992
                                           ------------   ------------    -------------  -------------   ------------
                                                                             (In millions)
 BALANCE SHEET DATA:
     Working capital                       $      92.4    $      56.8     $       48.2   $       39.7    $      46.7
     Total assets                                337.5          280.3            164.1          148.8          150.2
     Short-term debt                               0.2            0.2              1.9            4.4            4.4
     Long term debt                               44.5           64.7              2.8           44.5           51.9
     Shareholders' equity                        223.8          136.0            115.3           58.1           56.0

(1) Includes the results of operations of MMI from March 17, 1995, the date of acquisition, through August 31, 1995. See Note 12 to the Consolidated Financial Statements.

(2) Tons for ferrous scrap are long tons (2,240 pounds) and for finished steel products are short tons (2,000 pounds).

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART II (CONTINUED)


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The results of operations of the Company depend in large part upon demand and prices for scrap metals in world markets and steel products on the West Coast. The Company's operating income declined in fiscal 1992 as a slowdown in world economic activity resulted in declining demand and prices for scrap metals and steel products. Increasing steel demand and prices have led to improved profitability since fiscal 1993, although the Company experienced softening in its markets in fiscal 1996.

In March 1995, the Company acquired all of the outstanding stock of MMI. MMI's results of operations have been included in the Company's financial statements since March 17, 1995 and, therefore, had a significant impact on the Company's scrap related revenue and income for the year ended August 31, 1995. In December 1993, the Company acquired four smaller scrap yards in central and southern Oregon.

The following tables set forth information regarding the breakdown of revenues between the Company's Scrap Operations and Steel Operations, and the breakdown of income from operations between Scrap Operations, Steel Operations and Joint Ventures. Additional financial information relating to business segments is contained in Note 10 of Notes to Consolidated Financial Statements.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART II (CONTINUED)


                                                   Revenues
                                            Year Ended August 31,
                              --------------------------------------------------
                              1996       1995 (1)    1994       1993      1992
                             ------     ------      ------     ------    ------

                                                                 (In millions)

Scrap Operations:
  Ferrous                    $215.9     $205.8      $146.4     $120.5    $ 87.5
  Nonferrous (2)               10.7       32.2        11.4        6.5      10.3
  Other                         6.8        6.1         4.0        2.7       1.8
                             ------     ------      ------     ------    ------
Scrap Total                   233.4      244.1       161.8      129.7      99.6
Sales to Steel Operations (3) (54.1)     (54.9)      (54.7)     (48.5)    (26.4)
                             ------     ------      ------     ------    ------
Sales to Unaffiliated
  Customers                   179.3      189.2       107.1       81.2      73.2

Steel Operations              160.0      141.5       154.6      123.7     109.8
                             ------     ------      ------     ------    ------
  Total                      $339.3     $330.7      $261.7     $204.9    $183.0
                             ======     ======      ======     ======    ======




                                       Income (Loss) from Operations
                                           Year Ended August 31,
                             ---------------------------------------------------
                               1996      1995 (1)    1994       1993      1992
                             ------     ------      ------     ------    ------

                                               (In millions)

Scrap Operations              $29.6     $ 26.3      $ 12.3     $  6.5     $ 5.1
Steel Operations                6.3        9.3         6.5        1.9      (5.0)
Joint Ventures                  3.3        2.5         2.4        1.9       1.5
Corporate Expense and
  Eliminations (4)             (6.2)      (5.5)       (4.6)      (4.9)     (5.2)
                              -----     ------      ------     ------     ------
Income (Loss) from Operations $33.0     $ 32.6      $ 16.6     $  5.4    $ (3.6)
                              =====     ======      ======     ======    =======



(1) Includes the results of operations of MMI from March 17, 1995, the date of acquisition, through August 31, 1995.

(2) In July 1995, the Company sold certain of its Portland nonferrous operations including a nonferrous business acquired in the MMI transaction, which resulted in a decline in nonferrous revenues for fiscal 1996.

(3) Ferrous scrap sales from Scrap Operations to Steel Operations are made at a negotiated market rate per ton.

(4) Corporate expense and eliminations consist primarily of unallocated corporate expense for services that benefit both Scrap Operations and Steel Operations. Because of this unallocated expense, the income from operations of each segment does not reflect the income from operations the segment would have as a stand-alone business.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART II (CONTINUED)



FISCAL 1996 COMPARED TO FISCAL 1995

REVENUES. Revenues in fiscal 1996 increased $8.6 million (3%) compared to fiscal 1995, as an increase in steel revenues more than offset a decrease in scrap revenues. Revenues from Scrap Operations before intercompany eliminations decreased by $10.7 million (4%), reflecting increased shipments of ferrous scrap offset by lower average selling prices and decreased nonferrous scrap sales. Ferrous scrap revenues increased $10.1 million (5%) and shipments increased by 225,700 tons (18%). Ferrous scrap sales to unaffiliated customers increased by $10.9 million (7%), reflecting a 203,500 ton (25%) increase in shipments. Ferrous scrap sales to unaffiliated customers included a 177,900 ton increase in export shipments and a 25,600 ton increase in shipments to other domestic steel mills as a result of the acquisition of MMI in March 1995. Average selling prices of ferrous scrap decreased $8 per ton (5%) to $146 per ton as a result of what the Company believes to be short term market conditions. See "Forward Looking Statements." Nonferrous scrap revenues decreased $21.5 million (67%) resulting from a 55% decrease in nonferrous shipments, due to the sale of the Company's Portland, Oregon nonferrous operations in July 1995, combined with a 27% decrease in average selling prices.

Steel Operations' revenues increased $18.5 million (13%) in fiscal 1996 compared with fiscal 1995 resulting from increased shipments of finished steel products offset by lower average selling prices and decreased billet sales. Finished steel revenues increased $23.8 million (17%) as shipments increased 78,000 tons (20%) primarily due to the new rolling mill, which began production in February. There were no billet sales in fiscal 1996 compared to 23,500 tons of billet shipments, or $5.2 million in billet revenues, in fiscal 1995. It is not the Company's intent to produce billets for resale. Average finished steel selling prices, excluding billets, decreased $6 per ton (2%) to $336 per ton as finished steel selling prices remained relatively soft throughout the fourth quarter.

COST OF GOODS SOLD. Overall cost of goods sold increased $6.3 million (2%) in fiscal 1996, but as a percentage of revenues remained unchanged at 86%. Gross profit increased $2.3 million (5%) to $48.5 million in fiscal 1996 as a result of a $4.9 million increase in Scrap Operations' gross profit offset by a $2.8 million decrease in Steel Operations' gross profit.

Cost of goods sold for Scrap Operations decreased by $15.5 million (7%) to $193.9 million and decreased as a percentage of scrap revenues from 86% to 83%. Average cost of goods sold per ton of ferrous scrap decreased from $131 to $123. Scrap Operations' gross profit increased from $34.7 million to $39.6 million primarily as a result of a $4.5 million increase in ferrous scrap gross profit compared to fiscal 1995. Ferrous gross profit increased as a result of a 225,700 ton increase in shipments, while the average gross profit per ton was relatively unchanged despite falling prices. For fiscal 1996, nonferrous gross profit decreased $1.3 million primarily as a result of a 31,000 ton decrease in shipments.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART II (CONTINUED)



Cost of goods sold for Steel Operations in fiscal 1996 increased $21.3 million (17%) and increased as a percentage of revenues from 92% to 94%. The increase resulted predominately from increased finished steel shipments combined with a $5 per ton increase in average finished steel cost of goods sold. The $5 per ton increase reflects increased rolling mill costs primarily due to the start up of the new rolling mill offset by a decrease in depreciation expense as a result of a change in the estimated remaining life of the melt shop. Steel Operations' gross profit decreased $2.8 million to $9.1 million as a result of lower average selling prices combined with an increase in cost of goods sold partially offset by the increase in finished steel shipments.

SELLING  AND  ADMINISTRATIVE  EXPENSES.   Selling  and  administrative  expenses
increased $2.7 million (17%) to $18.9 million for fiscal 1996 compared to fiscal 1995, primarily due to the Company's acquisition of MMI in March 1995.

INCOME FROM JOINT VENTURES. Income from joint ventures for fiscal 1996 increased $.8 million compared to the prior year largely due to the improved results at the industrial plant reclamation, asbestos removal and used auto parts joint ventures.

INTEREST EXPENSE. Interest expense for fiscal year 1996 increased $1.4 million compared with fiscal 1995 as a result of higher average borrowings during part of the current fiscal year due in part to the acquisition of MMI and capital expenditures at Steel Operations for the addition of the new wire rod and bar mill. Average borrowings were lower during the most recent quarter, however, as the Company used the proceeds it received from its February 1996 stock offering and cash generated from operations to pay down debt. Average borrowings for fiscal 1996 were $72.2 million compared with $37.5 million for fiscal 1995. The average interest rate for fiscal 1996 was 5.9% and for fiscal 1995 was 6.3%.

OTHER INCOME. Other income decreased $2.2 million to $1.7 million in fiscal 1996. A significant portion of this decrease resulted from a decrease in gain on sale of assets, down $1.7 million from fiscal 1995, primarily due to the sale of certain of the Company's nonferrous assets in July 1995. Other income in fiscal 1995 also included $.7 million in property tax refunds.



FISCAL 1995 COMPARED TO FISCAL 1994

REVENUES. Revenues in fiscal 1995 increased $69.0 million (26%) as compared with fiscal 1994 as an increase in scrap revenues more than offset a decline in steel revenues. Revenues from Scrap Operations before intercompany eliminations increased by $82.3 million (51%). Ferrous scrap revenues increased $59.2 (41%) and shipments increased by 263,000 tons (27%). Ferrous scrap sales to unaffiliated customers increased by $59.4 million (65%) and shipments to unaffiliated customers increased by 277,200 tons (51%). Sales of nonferrous scrap increased by $20.8 million (182%). These increases resulted largely from the purchase of MMI and higher average selling prices for both ferrous and nonferrous scrap. Average selling prices of ferrous and nonferrous scrap increased by $16 per ton (11%) and $.20 per pound (56%), respectively. In July 1995, the Company sold certain of its Portland nonferrous operations, including the nonferrous business acquired in the MMI transaction, to permit the Company to focus on its ferrous scrap activities. Accordingly, nonferrous revenues will decline in future periods.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART II (CONTINUED)



Steel Operations' revenues decreased $13.1 million (9%) in fiscal 1995 compared with fiscal 1994 reflecting lower volumes offset partially by higher prices. Sales of rebar and merchant bar decreased by approximately 54,000 tons and 25,000 tons, respectively, while sales of fence posts and other special sections increased by 8,400 tons. The overall reduction in shipments resulted from roughly corresponding decreases in rebar and merchant bar production offset by an increase in special section production. The decreases in production were due to a shift in production mix to slower-rolling products such as fence posts and flat merchant bar, an extra 11-day shutdown of the rolling mill in fiscal 1995 to rebrick the reheat furnace, and a slower rolling rate for certain merchant bar products due to start-up issues with the new in-line straightener and stacker. However, increased average selling prices partially offset the effects of reduced shipments. The average selling price of finished steel products for fiscal 1995 was $342, representing an increase of 10% over the prior year. Shipments of billets declined 42% from approximately 41,000 tons to 23,000 tons. Billet sales vary from period to period based on customer demand.

COST OF GOODS SOLD. Overall cost of goods sold increased in fiscal 1995 as compared to fiscal 1994, but decreased as a percentage of revenues from 90% to 86%. Gross profit increased $18.8 million (68%) to $46.2 million in fiscal 1995 as a result of a $16.9 million increase in Scrap Operations' gross profit and a $2.8 million increase in Steel Operations' gross profit.

Cost of goods sold for Scrap Operations increased by $65.4 million (46%) to $208.9 million. Cost of goods sold as a percent of scrap revenues decreased from 89% to 86%. Scrap gross profit increased from $18.2 million to $35.2 million. Ferrous scrap cost of goods sold increased $45.0 million to $176.6 million primarily as a result of increased shipments. The average cost of sales per ton of ferrous scrap increased 6%. Gross profit for ferrous scrap increased 97% to $29.2 million, largely due to the increase in tons shipped, generally improved margins, and a change in the mix of sales. For fiscal 1995, higher margin export sales accounted for 54% of total ferrous scrap shipments compared with 47% for fiscal 1994. Gross profit for nonferrous scrap increased $1.5 million to $2.6 million, but may decline in future periods as a result of the sale of certain Portland nonferrous operations.

Cost of goods sold for Steel Operations in fiscal 1995 were $129.6 million (92% of revenues) compared with $145.5 million (94% of revenues) for the prior year. The decrease in amount was mostly attributable to reduced shipments. The increases in average manufacturing costs per ton resulted from an increase in fixed costs per ton due to lower production and the fact that a greater percentage of tons sold were higher-cost merchant bar and special sections. Even though shipments declined, average revenues per ton increased more than costs per ton, resulting in a $2.8 million rise in total gross profits to $11.9 million.

SELLING  AND  ADMINISTRATIVE  EXPENSES.   Selling  and  administrative  expenses
increased $2.9 million (22%) to $16.2 million for fiscal 1995 compared to fiscal 1994, primarily due to the purchase of MMI in March 1995.

INCOME FROM JOINT VENTURES. Income from joint ventures for fiscal 1995 increased $.1 million compared to the prior year largely as a result of higher earnings at the Company's used auto parts joint venture ($.3 million) offset by lower earnings from the asbestos removal joint venture ($.2 million).

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART II (CONTINUED)



INTEREST EXPENSE. Interest expense for fiscal 1995 increased $1.5 million compared with fiscal 1994 principally as a result of financing the purchase of MMI in March 1995 and higher average borrowing rates, partially offset by the effect of paydowns of other debt. The Company also capitalized $.5 million of interest costs in fiscal 1995 compared with $.2 million in fiscal 1994. Average borrowings for fiscal 1995 were $37.5 million compared with $17.0 million for fiscal 1994. The average interest rate for fiscal 1995 was 6.3% and for fiscal 1994 was 4.0%.

OTHER INCOME. Other income increased $3.0 million to $3.9 million in fiscal 1995. A significant portion of this increase resulted from the sale of certain of the Company's nonferrous assets in July 1995. Total gains on sale of assets for fiscal 1995 were $1.9 million. Interest income increased $.6 million over the prior year. Steel Operations also received $.7 million in property tax refunds.



LIQUIDITY AND CAPITAL RESOURCES

On February 16, 1996, the Company raised $70 million through the sale of 2,500,000 shares of its Class A common stock. Proceeds from the sale were used to repay outstanding bank borrowings.

Cash used by operations was $5.8 million for fiscal year 1996, compared with cash provided by operations of $33.7 million and $15.4 million for fiscal years 1995 and 1994, respectively. The fiscal 1996 decrease in cash flow from operations is primarily a result of increased inventories of $18.9 million, reflecting a $9.1 million increase in inventories at Scrap Operations and a $9.8 million increase in inventories at Steel Operations. The increase in inventories at Scrap Operations is primarily due to the timing of export shipments. Steel Operations' finished goods inventories increased $9.2 million and work in process inventories decreased $4.9 million, both predominately due to the startup of the bar mill portion of its new rolling mill in February 1996. Supplies inventories at Steel Operations increased $5.5 million in anticipation of the new wire rod and bar mill.

Capital expenditures and expenditures for acquisitions totalled $44.6 million, $95.9 million and $22.7 million for fiscal years 1996, 1995 and 1994, respectively. Capital expenditures in fiscal 1996 include $34.1 million in progress payments related to construction of the new wire rod and bar mill for Steel Operations. At August 31, 1996, the Company had outstanding purchase commitments related to the wire rod mill aggregating $6.4 million. Fiscal year 1995 capital expenditures and acquisition expenditures included the purchase of MMI, progress payments related to construction of the new wire rod and bar mill, and final payments on the in-line straightner for Steel Operations. The Company expects to spend $25.1 million on capital improvements, including the wire rod mill, in fiscal 1997.

In March 1995, the Company purchased all of the outstanding stock of MMI for $66 million in cash. Prior to the acquisition, MMI established a reserve of $24.4 million to reflect the cost to cure environmental liabilities. As of August 31, 1996, the environmental liability aggregated $22.9 million. The Company expects to require significant future cash outlays as it incurs the actual costs relating to the remediation of such environmental liabilities.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART II (CONTINUED)



At August 31, 1996, the Company had a $100.0  million,  five year (expires March
2000), unsecured revolving credit facility and had additional lines of credit available of $55 million, $35 million of which was uncommitted. In the aggregate, the Company had borrowings outstanding under its lines of credit at August 31, 1996 of $41.5 million.

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



FORWARD LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements that involve a number of risks and uncertainties. In particular, the Company has stated its belief that decreases in scrap market prices are a result, at least in part, of short term market conditions. Future market conditions are subject to supply and demand conditions and decisions of other market participants over which the Company has no control and which are inherently difficult to predict. Accordingly, there can be no assurance that scrap prices will rise in the short term. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: business conditions and growth in the scrap and steel industries; competitive factors, including pricing pressures from national steel companies; availability of scrap supply; fluctuations in scrap prices; seasonality of results; the uncertainty of the Company being able to complete future acquisitions; and the risk that there will not be a successful start-up of the wire rod mill at Steel Operations in 1997.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                            Page
                                                                            ----

         Report of Independent Accountants....................................30

         Consolidated Balance Sheet - August 31, 1996 and 1995................31

         Consolidated Statement of Operations - Years ended
              August 31, 1996, 1995, and 1994.................................32

         Consolidated Statement of Cash Flows - Years ended
              August 31, 1996, 1995, and 1994.................................33

         Consolidated Statement of Shareholders' Equity - Years
              ended August 31, 1996, 1995, and 1994...........................34

         Notes to Consolidated Financial Statements...........................35

         Report of Independent Accountants on Financial Statement Schedules...56

         Financial Statement Schedule - Years ended August 31, 1996,
              1995, and 1994..................................................57

              Schedule II - Valuation and Qualifying Accounts and Reserves


All other schedules and exhibits are omitted, as the information is not applicable or is not required.

                        REPORT OF INDEPENDENT ACCOUNTANTS








To the Board of Directors and Shareholders of Schnitzer Steel Industries, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of shareholders' equity present fairly, in all material respects, the financial position of Schnitzer Steel Industries, Inc. and its subsidiaries at August 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/PRICE WATERHOUSE LLP


PRICE WATERHOUSE LLP
Portland, Oregon
September 27, 1996, except as to Note 13, which is as of November 15, 1996

                                       SCHNITZER STEEL INDUSTRIES, INC.

                                         CONSOLIDATED BALANCE SHEET
                                  (in thousands, except per share amounts)

                                                                                       August 31,
                                                                        --------------------------------------
                                                                                1996                 1995
                                                                        -----------------     ----------------
                  ASSETS

CURRENT ASSETS:
  Cash                                                                  $          1,896     $          1,598
  Accounts receivable, less allowance for
    doubtful accounts of $420 and $797                                            23,542               17,124
  Accounts receivable from related parties                                         1,058                  912
  Inventories (Note 2)                                                            90,746               71,853
  Deferred income taxes (Note 6)                                                   3,128                4,835
  Prepaid expenses and other                                                       4,118                2,313
                                                                        -----------------     ----------------
          TOTAL CURRENT ASSETS                                                   124,488               98,635
                                                                        -----------------     ----------------

NET PROPERTY, PLANT & EQUIPMENT (Note 3)                                         150,517              119,664
                                                                        -----------------     ----------------
OTHER ASSETS:
  Investment in joint venture partnerships (Note 11)                               9,909                9,026
  Advances to joint venture partnerships (Note 11)                                 4,163                3,839
  Goodwill (Note 12)                                                              43,445               44,665
  Intangibles  and other                                                           4,967                4,476
                                                                        -----------------     ----------------
                                                                                  62,484               62,006
                                                                        -----------------     ----------------
                                                                        $        337,489              280,305
                                                                        =================     ================

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt (Note 4)                            $            254      $           247
  Accounts payable                                                                17,877               20,596
  Accrued payroll liabilities                                                      4,135                5,360
  Accrued income taxes payable                                                                          2,266
  Deferred revenue                                                                   392                3,916
  Current portion of environmental liabilities (Note 5)                            2,202                2,513
  Other accrued liabilities                                                        6,360                6,900
                                                                        -----------------     ----------------
          TOTAL CURRENT LIABILITIES                                               31,220               41,798
                                                                        -----------------     ----------------

DEFERRED INCOME TAXES (Note 6)                                                    15,994               14,184
                                                                        -----------------     ----------------
LONG-TERM DEBT LESS CURRENT PORTION (Note 4)                                      44,475               64,698
                                                                        -----------------     ----------------
ENVIRONMENTAL LIABILITIES, NET OF
    CURRENT PORTION  (Note  5)                                                    20,736               22,342
                                                                        -----------------     ----------------
OTHER LONG-TERM LIABILITIES (Note 8)                                               1,251                1,310
                                                                        -----------------     ----------------
COMMITMENTS AND CONTINGENCIES (Note 3 and Note 7)

SHAREHOLDERS' EQUITY:
  Preferred  stock--20,000  shares  authorized,  none  issued
  Class  A  common stock--75,000 shares $1 par value
     authorized, 5,773 and 3,128 shares issued                                     5,773                3,128
  Class B common stock--25,000 shares $1 par value authorized,
     4,575 and 4,761 shares issued                                                 4,575                4,761
  Additional paid-in capital                                                     113,747               47,322
  Retained earnings                                                               99,718               80,762
                                                                        -----------------     ----------------
                                                                                 223,813              135,973
                                                                        -----------------     ----------------
                                                                        $        337,489       $      280,305
                                                                        =================     ================

                         The accompanying notes are an integral part of this statement.

                                        SCHNITZER STEEL INDUSTRIES, INC.

                                       CONSOLIDATED STATEMENT OF OPERATIONS
                                     (in thousands, except per share amounts)


                                                                              Year Ended August 31,
                                                             ------------------------------------------------------
                                                                   1996               1995                1994
                                                             ---------------    ---------------     ---------------

REVENUES                                                     $      339,352     $      330,711             261,697
                                                            ---------------    ---------------     ---------------

COSTS AND EXPENSES:
  Cost of goods sold and other operating expenses                   290,841            284,500             234,250
  Selling and administrative                                         18,860             16,155              13,235
                                                             ---------------    ---------------     ---------------
                                                                    309,701            300,655             247,485
                                                             ---------------    ---------------     ---------------
Income from joint ventures (Note 11)                                  3,291              2,511               2,370
                                                             ---------------    ---------------     ---------------
INCOME FROM OPERATIONS                                               32,942             32,567              16,582
                                                             ---------------    ---------------     ---------------

OTHER INCOME (EXPENSE):
  Interest expense                                                   (3,814)            (2,441)               (963)
  Gain on sale of assets                                                209              1,929                 140
  Other income                                                        1,452              1,974                 720
                                                             ---------------    ---------------     ---------------
                                                                     (2,153)             1,462                (103)
                                                             ---------------    ---------------     ---------------
INCOME BEFORE INCOME TAXES                                           30,789             34,029              16,479

Income tax provision (Note 6)                                       (10,006)           (11,782)             (5,773)
                                                             ---------------    ---------------     ---------------

NET INCOME                                                   $       20,783     $       22,247      $       10,706
                                                             ===============    ===============     ===============


EARNINGS  PER SHARE                                          $         2.24     $         2.82      $          1.47
                                                             ===============    ===============     ===============














                          The accompanying notes are an integral part of this statement.

                                      SCHNITZER STEEL INDUSTRIES, INC.

                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                               (in thousands)

                                                                                Year Ended August 31,
                                                                 ---------------------------------------------
                                                                      1996            1995            1994
                                                                 --------------  ---------------  ------------
OPERATIONS:
Net income                                                       $     20,783    $      22,247     $    10,706
Noncash items included in income:
      Depreciation and amortization                                    13,994           11,598           9,348
      Deferred income taxes                                             3,517           (1,308)            486
      Equity in earnings of joint ventures and other
          investments                                                  (3,291)          (2,511)         (2,370)
      Gain on disposal of assets                                         (209)          (1,929)           (140)
Cash provided (used) by current assets and liabilities:
      Accounts receivable                                              (6,564)           9,270          (6,152)
      Inventories                                                     (18,893)         (13,008)            607
      Prepaid expenses and other                                       (2,299)            (121)          1,024
      Accounts payable                                                 (2,719)           3,951             (88)
      Deferred revenue                                                 (3,524)           3,898
      Accrued expenses                                                 (4,031)             931           1,550
      Other assets and liabilities                                     (2,603)             667             472
                                                                 -------------   -----------------------------

    NET CASH (USED) PROVIDED BY OPERATIONS                             (5,839)          33,685          15,443
                                                                 -------------   -----------------------------

INVESTMENTS:
Payment for purchase of MMI, net of cash acquired (Note 12)                           (64,799)
Capital expenditures                                                  (44,589)        (31,158)         (21,084)
Proceeds from sale of assets                                            1,839           4,982            1,376
Goodwill acquired                                                                                       (1,600)
Distributions from joint ventures                                       2,370             750            1,556
Advances (to) from joint ventures                                        (324)         (4,238)           5,367
                                                                 -------------   -------------    ------------
NET CASH USED BY INVESTMENTS                                          (40,704)        (94,463)         (14,385)
                                                                 -------------   -------------    ------------

FINANCING:
Proceeds from sale of Class A common stock                             69,850                           48,529
Repurchase of Class A common stock                                       (966)                            (835)
Dividends declared and paid                                            (1,827)         (1,578)          (1,188)
Increase in long-term debt                                             38,216          61,750              500
Reduction in long-term debt                                           (58,432)         (2,181)         (44,659)
                                                                 -------------   -------------    ------------

NET CASH PROVIDED BY FINANCING                                         46,841          57,991            2,347
                                                                 -------------   -------------    ------------
NET INCREASE (DECREASE) IN CASH                                           298          (2,787)           3,405

CASH AT BEGINNING OF YEAR                                               1,598           4,385              980
                                                                 -------------   -------------    ------------
CASH AT END OF YEAR                                              $      1,896    $      1,598     $      4,385
                                                                 =============   =============    ============



                         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)



                                              Class A                Class B
                                           Common Stock           Common Stock         Additional
                                        --------------------  ----------------------    Paid-in      Retained
                                        Shares     Amount      Shares      Amount       Capital      Earnings        Total
                                        --------  ----------  --------- ------------ ------------  -----------  --------------

BALANCE AT AUGUST 31, 1993                        $              5,011  $     5,011  $     2,506   $   50,575   $      58,092

Class A common stock issued               2,923       2,923                               45,606                       48,529
Class B common stock converted
       to Class A common stock              245         245       (245)        (245)
Class A common stock repurchased            (45)        (45)                                (790)                        (835)
Net income                                                                                             10,706          10,706
Dividends paid                                                                                         (1,188)         (1,188)
                                        --------  --------------------- ------------ ------------  -----------  --------------
BALANCE AT AUGUST 31, 1994                3,123       3,123      4,766        4,766       47,322       60,093         115,304

Class B common stock converted
       to Class A common stock                5           5         (5)          (5)
Net income                                                                                             22,247          22,247
Dividends paid                                                                                         (1,578)         (1,578)
                                        --------  --------------------- -------------------------  -----------  --------------
BALANCE AT AUGUST 31, 1995                3,128       3,128      4,761        4,761       47,322       80,762         135,973

Class A common stock issued               2,500       2,500                               67,350                       69,850
Class B common stock converted
       to Class A common stock              186         186       (186)        (186)
Class A common stock repurchased            (41)        (41)                                (925)                        (966)
Net income                                                                                             20,783          20,783
Dividends paid                                                                                         (1,827)         (1,827)
                                        --------  --------------------- ------------ ------------  -----------  --------------
BALANCE AT AUGUST 31, 1996                5,773   $   5,773      4,575  $     4,575  $   113,747   $   99,718   $     223,813
                                        ========  ==========  ========= ============ ============  ===========  ==============









                        The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)




NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


NATURE OF BUSINESS

Schnitzer Steel Industries, Inc. (the Company) operates a scrap metal processing and recycling business and a mini-mill steel production business in Oregon, Washington and California.

In February 1996, the Company sold 2,500,000 shares of Class A common stock at $29.50 per share in a public offering.

In March 1995, the Company purchased all of the outstanding common stock of Manufacturing Management, Inc. (MMI) (Note 12).

On November 16, 1993, the Company sold 2,922,500 shares of Class A common stock in an initial public offering.



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company, through subsidiaries, holds a 50% interest in four joint ventures, operating in the Western United States, which are accounted for using the equity method. All intercompany transactions and balances have been eliminated.

INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined using LIFO (last-in, first-out) and average cost methods.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are recorded at cost. Major renewals and improvements are capitalized. Expenditures for maintenance and repairs are charged to income as incurred.

For financial reporting purposes, depreciation is determined principally using the straight-line method over estimated useful lives of 20 to 40 years for buildings and 3 to 10 years for equipment. Leasehold improvements are amortized over the estimated useful lives of the property or the remaining lease term, whichever is less. When assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and resulting gains or losses are included in other income.

GOODWILL
Goodwill is being amortized on a straight-line basis over 40 years. At August 31, 1996 and 1995, accumulated amortization aggregated $2,456 and $1,235, respectively. Goodwill is periodically reviewed by the Company for impairments where the fair value may be less than the carrying value.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)



COMMON STOCK VOTING RIGHTS
Each share of Class A common stock is entitled to one vote and each share of Class B common stock is entitled to ten votes.

NET INCOME PER SHARE
Net income per share is based on weighted average common and common equivalent shares outstanding of 9,295,705, 7,906,593, and 7,285,010 for fiscal years 1996, 1995 and 1994, respectively.

INTEREST AND INCOME TAXES PAID
The Company paid $5,016, $2,719 and $1,078 in interest during fiscal years 1996, 1995 and 1994, respectively. For the same periods, the Company paid $10,703, $12,431 and $4,791 in income taxes.

FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash, receivables and current liabilities are reflected in the consolidated financial statements at fair value because of the short-term maturity of these instruments. The fair value of long-term debt is deemed to be the same as that reflected in the consolidated financial statements given the variable interest rates on the significant credit facilities. There are no quoted prices for the Company's investments in joint ventures accounted for on the equity method. A reasonable estimate of fair value could not be made without incurring excessive costs.

USE OF ESTIMATES IN FINANCIAL STATEMENT PREPARATION
The preparation of financial statements in accordance with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

RECLASSIFICATIONS
Certain  line  items  of  the  prior  year's  financial   statements  have  been
reclassified for consistency with the current year.


NOTE 2 - INVENTORIES:

Inventories consist of the following:
                                                August 31,
                                        -------------------------
                                          1996              1995
                                        -------           -------

          Scrap metals                  $21,006           $11,861
          Work in process                24,535            29,468
          Finished goods                 29,767            20,591
          Supplies                       15,438             9,933
                                        -------           -------
                                        $90,746           $71,853
                                        =======           =======


Scrap metal inventories are valued at LIFO; the remainder are at average cost. The cost of scrap metal inventories exceeded the stated LIFO value by $8,215 and $10,478 at August 31, 1996 and 1995, respectively. In 1994, net income increased by $114 or $.02 per share resulting from the liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)



NOTE 3 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

                                                         August 31,
                                                 --------------------------
                                                    1996             1995
                                                 --------          --------

     Land and improvements                       $ 31,235          $ 30,911
     Buildings and leasehold improvements          15,425            13,433
     Machinery and equipment                      195,367           139,377
     Construction in progress                       8,489            28,242
                                                 --------          --------
                                                  250,516           211,963

     Less accumulated depreciation                 99,999            92,299
                                                 --------          --------

                                                 $150,517          $119,664
                                                 ========          ========


Capitalized interest costs associated with construction were $1,112 and $529 in fiscal years 1996 and 1995, respectively.

In 1991, the Company installed a new melt shop at its mini-mill steel production facility. At that time, it was estimated that the useful life of certain melt shop assets was ten years. In May 1996, the Company hired a consultant to estimate the remaining useful life of such assets. Based on the consultant's findings, the Company extended the original life of these assets by five years. Beginning in fiscal 1996, the Company began depreciating the assets over their estimated remaining life of ten years. The change in accounting estimate increased net income by $1,100 and increased earnings per share by $.12 in fiscal 1996.

At August 31, 1996, the Company had outstanding purchase orders totalling $6,408 for machinery and equipment for the new rod block being constructed at the Company's Steel Operations.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)



NOTE 4 - LONG-TERM DEBT:

Long-term debt consists of the following:

                                                              August 31,
                                                       -------------------------
                                                        1996              1995
                                                       -------          --------
Bank unsecured  revolving credit
facility,  $100,000  maximum,
due March 2000, interest payable
at floating interest rates on varying
dates depending upon the maturity of
individual advances                                    $41,500           $61,500

State of Oregon loan for energy conservation
equipment, secured by same, 7.89% fixed-rate
interest, principal and interest installments
payable monthly through June 2011                        2,273             2,351

Other                                                      956             1,094
                                                       -------          --------

Total long-term debt                                    44,729            64,945

Less portion due within one year                           254               247
                                                      --------          --------

Long-term debt less current portion                    $44,475           $64,698
                                                       =======           =======


At August 31, 1996, the Company had a $100 million, unsecured revolving credit facility with its banks. Individual advances outstanding under the line bear interest at floating rates. As of August 31, 1996, such rates approximated 5.4%. Interest is payable upon maturity of each advance under the line unless the term of the advance exceeds three months, in which case interest is payable at each three-month interval. The facility matures in March 2000, at which time all principal amounts outstanding are due.

In addition to the above facility, the Company has a committed line of credit of $20 million and an uncommitted line of credit of $35 million with other banks.

The committed bank credit facilities contain financial covenants, including covenants related to net worth, the ratios of current assets to current liabilities, and debt to equity and cash flow.

Payments on long-term debt during the next five fiscal years are as follows:

                    1997           $    254
                    1998                362
                    1999                180
                    2000             41,693
                    2001                207
                    Thereafter        2,033
                                   --------
                                   $ 44,729
                                   ========

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)



NOTE 5 - ENVIRONMENTAL LIABILITIES:

During fiscal 1995, in conjunction with the due diligence proceedings for the Company's acquisition of MMI, an independent third-party consultant was hired to estimate the costs to cure both current and future potential environmental liabilities. The cumulative provision for the total costs specified in the consultant's report aggregated $24,366 and was included in MMI's statement of operations prior to its acquisition by the Company resulting in an increase in MMI's reserve for environmental liabilities to $24,981. As of August 31, 1996, the environmental liability aggregated $22,938.

A portion of the liability recorded in fiscal 1995 relates to MMI's status as a potentially responsible party (PRP) for the investigation and cleanup of sediment along the Hylebos Waterway, on which the Tacoma scrap yard is located, as well as for alleged damage to natural resources in the waterway. Additionally, the Washington State Department of Ecology issued a consent decree in 1990 which required paving of MMI's ferrous scrap yard, and the installation of a stormwater treatment system, which were completed in fiscal 1996. In 1994, MMI reached a settlement with its insurance carriers with respect to costs incurred under the 1990 Consent Decree and Hylebos Waterway projects. Under this settlement, the Company can be reimbursed for covered costs up to $600 through 1997 as funds are expended. The remaining recorded liability covers third-party sites at which MMI has been named as a PRP, as well as potential future cleanup of other sites at which MMI has conducted business or allegedly disposed of materials.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)



NOTE 6 - INCOME TAXES:

The provision for (benefit from) income taxes is as follows:

                                                   August 31,
                                    --------------------------------------------
                                      1996            1995                 1994
                                    --------        --------             -------

               Current:
                      Federal        $ 7,235           $12,360          $ 4,915
                      State              721             1,600              559
               Deferred:
                      Federal          1,678            (2,011)             325
                      State              372              (167)             (26)
                                     -------           -------           -------
                                     $10,006           $11,782           $ 5,773
                                     =======           =======           =======

Deferred tax assets and liabilities are as follows:

                                                      August 31,
                                            -------------------------
                                             1996              1995
                                            -------           -------
Net current deferred tax assets:
     Inventory valuation methods            $ 1,035           $ 2,173
     Employee benefit accruals                1,607             1,757
     State income tax and other                 486               905
                                            -------           -------
                                            $ 3,128           $ 4,835
                                            =======           =======

Net noncurrent deferred tax liabilities:
     Accelerated depreciation
       and bases differences                $25,957           $22,157
     Environmental liabilities               (8,638)           (8,392)
     Other                                     (325)              419
                                            -------          --------
                                            $15,994           $14,184
                                            =======           =======


The reasons for the difference between the effective income tax rate and the statutory federal income tax rate are as follows:

                                                 August 31,
                                   --------------------------------------
                                     1996          1995             1994
                                   --------      --------         -------


Federal statutory rate                35%            35%            35%
Foreign sales corporation             (5)            (4)            (3)
State taxes and credits                2              3              3
Other                                  1              1
                                     ---            ---            ---

                                      33%            35%            35%
                                     ===            ===            ===

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)



NOTE 7 - RELATED PARTY TRANSACTIONS:

Certain shareholders of the Company own significant interest in, or are related to owners of, the entities discussed below. As such, these entities are considered related parties for financial reporting purposes.


TRANSACTIONS AFFECTING COST OF GOODS SOLD AND OTHER OPERATING EXPENSES

The Company charters several vessels from related companies to transport scrap metal to foreign markets. Charges incurred for these charters were $7,943, $3,309, and $3,360 for 1996, 1995, and 1994, respectively. In 1993, the Company signed a five-year time-charter agreement for one vessel. The agreement guarantees the ship owner a residual market value of $2,500 at the end of the time-charter. The Company entered into two additional seven-year time charters in May 1995. In August 1996, these two time charters were re-negotiated due to the condition of the vessels and lower charter rates experienced in the shipping industry resulting in a $769 refund of time-charter expenses related to the first three fiscal quarters of 1996. This refund was recorded in the fourth quarter of 1996.

The Company purchased scrap metals from its joint venture operations totalling $8,513, $7,704 and $8,118 in 1996, 1995, and 1994, respectively.

The Company leases certain land and buildings from a related real estate company under operating leases. The following table summarizes the lease terms, annual rents and future minimum rents:

                                                     Lease             Current
          Location:                                Expiration        Annual Rent
                                                   ----------        -----------
          Scrap Operations:
            Portland facility and marine terminal      2063               $1,056
            Sacramento facility                        2003                   80
          Administrative offices                       2006                  166


                                                                           Net
                                Minimum              Sublease            Minimum
                                 Rents                Income               Rents
                                -------             ---------            -------
            1997                 $1,319                $ (38)             $1,281
            1998                  1,319                  (38)              1,281
            1999                  1,319                  (38)              1,281
            2000                  1,319                  (38)              1,281
            2001                  1,319                  (38)              1,281
            Thereafter           66,628


The rent  expense  was  $1,274,  $1,315  and  $1,185  for  1996,  1995 and 1994,
respectively.

The rents for Scrap Operations increased 15% in 1994 and will be adjusted every 5 years thereafter based upon changes in the Consumer and the Producer Price Indices. Beginning in 2003 and every 15 years thereafter, the rent will be adjusted to market.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)



TRANSACTIONS AFFECTING SELLING AND ADMINISTRATIVE EXPENSES

The Company performs some administrative services and provides operation and maintenance of management information systems for certain related parties. These services are charged to the related parties based upon cost plus a 15% margin for overhead and profit. These administrative charges totalled $816, $872 and $1,579 in 1996, 1995, and 1994, respectively.

TRANSACTIONS AFFECTING OTHER INCOME (EXPENSE)

The vessels discussed above are periodically sub-chartered to third parties. In this case, a related shipping agency company acts as the Company's agent in the collection of income and payment of expenses related to sub-charter activities. Charges incurred for these sub-charters totalled $3,135 in 1996, net of a $163 refund recorded in the fourth quarter, resulting from the re-negotiation of time-charter contracts previously discussed above. These charges were offset by income of $3,157 in 1996. There was no sub-charter activity in previous years.

On February 27, 1996, the Company sold a parcel of land to a related real estate company. The Company received $585,000, recognizing no gain or loss on the transaction.

TRANSACTIONS AFFECTING PROPERTY, PLANT & EQUIPMENT

From time to time, the law firm of Ball Janik LLP, of which director Robert S. Ball is a partner, provides legal services to the Company. Mr. Ball is a director, significant shareholder and the secretary of Electrical Construction Company (ECC), an electrical contractor, which has provided electrical construction services on the Company's new rolling mill. The Company paid ECC $7,301 and $1,256 in 1996 and 1995, respectively.


NOTE 8 - EMPLOYEE BENEFITS:

In accordance with union agreements, the Company contributed to union pension plans $1,782, $1,444, and $1,275 in 1996, 1995, and 1994, respectively. These are multi-employer plans and, consequently, the Company is unable to determine its relative portion of or estimate its future liability under the plans.

The Company has several defined contribution plans covering nonunion employees. The pension cost related to these plans totalled $1,268, $935, and $789 for 1996, 1995, and 1994, respectively.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)



For some nonunion employees, the Company also maintains a defined benefit pension plan. The Company has funded the maximum contribution deductible for federal income tax purposes. The following table sets forth the plan's funded status at:

                                           August 31, 1996        July 1, 1995
                                         -------------------    ----------------

Actuarial present value of accumulated
     plan benefits:
          Vested                               $   2,669              $   1,841
          Non-vested                                 333                    218
                                               ---------              ---------
Accumulated benefit obligation                     3,002                  2,059

Effect of projected future compensation
     levels                                          544                    288
                                               ---------              ---------
Projected benefit obligation                       3,546                  2,347

Plan assets at fair value, primarily
    marketable securities                          3,408                  2,290
                                               ---------              ---------
Plan assets less than projected
    benefit obligation                              (138)                   (57)

Unrecognized prior service costs                      75                     49

Unrecognized net loss                                369                    129
                                               ---------              ---------

Net pension asset                              $     306              $     121
                                               =========              =========


Components of the defined benefit net pension cost are as follows:

                                                            August 31,
                                                   -----------------------------
                                                     1996       1995       1994
                                                   --------   --------    ------


Service costs for benefits earned during the year  $  367     $  280     $  285
Interest cost on projected benefit obligation         219        186        167
Actual return on plan assets                         (248)      (192)      (158)
Net amortization and deferral                           4          2
                                                   ------     ------      ------
Net pension cost                                   $  342     $  276      $  294
                                                   ======     ======      ======


Assumptions used each year in determining the defined benefit net pension cost are:
                                                    1996       1995       1994
                                                  --------   --------   -------

  Weighted average discount rate                    7.5%       8.0%         7.5%
  Rate of increase in future compensation levels    4.5        4.5          4.5
  Expected long-term rate of return on assets       9.0        8.0          7.5

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)



During 1991, the Company adopted a nonqualified supplemental retirement plan for certain executives. A restricted trust fund has been established and invested in life insurance policies which can be used for plan benefits, but which are subject to claims of general creditors. The trust fund and deferred compensation expense are classified as other assets. The status of this plan is summarized as follows:

                                                     August 31,
                                         ---------------------------------
                                          1996          1995          1994
                                         ------        ------       ------

Restricted trust fund                    $  459        $  234       $   97
Deferred compensation expense               545           741          776
Long-term pension liability               1,249         1,308        1,194
Pension cost                                136           149           96


NOTE 9 - STOCK INCENTIVE PLAN:

In September 1993, the Company adopted a Stock Incentive Plan for employees, consultants and directors of the Company. The plan covers 375,000 shares of Class A common stock. All options have a ten-year term and become exercisable for 20% of the shares covered by the option on each of the first five anniversaries of the grant. At its October 7, 1996 meeting, the Company's board of directors voted to amend the Stock Incentive Plan to, among other things, increase the number of reserved shares from 375,000 to 1,200,000. The proposed revisions will be submitted to Company shareholders at the January 6, 1997 Annual Meeting of Shareholders.

The following table summarizes the stock option transactions:

                                       Shares
                                     Under Option                Price Range
                                     ------------              ---------------

     Balance at August 31, 1993           --                         --
     Options granted                    99,167                 $18.00 - $18.50
                                       -------
     Balance at August 31, 1994         99,167                 $18.00 - $18.50
     Options granted                    81,460                     $20.00
                                       -------
     Balance at August 31, 1995        180,627                 $18.00 - $20.00
     Options granted                   113,888                     $24.25
                                       -------
     Balance at August 31, 1996        294,515                 $18.00 - $24.25
                                       =======

     Exercisable at August 31, 1996     55,955
                                       =======

     Available for grant at
          August 31, 1996               80,485
                                       =======


NOTE 10 - SEGMENT INFORMATION:

The Company operates in two industry segments: scrap metal processing and recycling, and mini-mill steel production. The business segments operate in Oregon, Washington and California.

Intersegment sales, which are primarily from the Scrap Operations to the Steel Operations, are transferred at a negotiated market rate per ton and are eliminated in consolidation. Segment income from operations does not include general corporate expenses or income taxes.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)


The Scrap Operations segment sells to foreign customers, primarily in Asia, resulting in export sales of $137,701, $140,046 and $79,961 in 1996, 1995 and
1994, respectively. In 1996, sales to one customer accounted for 12% of consolidated revenues.

                                                   August 31,
                                  ----------------------------------------------
                                     1996               1995             1994
                                   --------           --------         --------


Net revenues:
     Scrap operations             $ 233,484           $244,129         $161,755
     Steel operations               160,019            141,469          154,634
     Intersegment sales             (54,151)           (54,887)         (54,692)
                                  ---------           --------         --------
                                  $ 339,352           $330,711         $261,697
                                  =========           ========         ========

Income from operations:
     Scrap operations             $  29,587           $ 26,282         $ 12,297
     Steel operations                 6,303              9,252            6,513
     Income from joint ventures       3,291              2,511            2,370
     Corporate and eliminations      (6,239)            (5,478)          (4,598)
                                   --------           --------         --------
                                   $ 32,942           $ 32,567         $ 16,582
                                   ========           ========         ========

Total assets:
     Scrap operations              $133,324           $122,545         $ 47,352
     Steel operations               191,823            147,059          106,992
     Corporate and eliminations      12,342             10,701            9,798
                                   --------           --------         --------
                                   $337,489           $280,305         $164,142
                                   ========           ========         ========

Depreciation and amortization expense:
     Scrap operations              $  6,891           $  5,036         $  3,498
     Steel operations                 6,907              6,401            5,486
     Corporate                          196                161              364
                                   --------           --------         --------
                                   $ 13,994           $ 11,598         $  9,348
                                   ========           ========         ========

Capital expenditures:
     Scrap operations              $  7,695           $  5,375         $  6,820
     Steel operations                36,323             25,638           14,187
     Corporate                          571                145               77
                                   --------           --------         --------
                                   $ 44,589           $ 31,158         $ 21,084
                                   ========           ========         ========

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)



NOTE 11 - SUMMARIZED FINANCIAL INFORMATION OF JOINT VENTURES:

The summary of combined operations of joint venture partnerships is as follows:

                                                       August 31,
                                             ------------------------------
                                              1996                   1995
                                             -------                -------

               Current assets                $ 9,526                $10,465
               Noncurrent assets              24,527                 22,022
                                             -------                -------
                                             $34,053                $32,487
                                             =======                =======


               Current liabilities           $ 5,613                $ 6,256
               Noncurrent liabilities          7,874                  7,344
               Minority interest               1,762                  1,870
               Partners' equity               18,804                 17,017
                                             -------                -------
                                             $34,053                $32,487
                                             =======                =======


                                                       August 31,
                                         ---------------------------------------
                                           1996           1995            1994
                                         --------       --------        --------

               Revenues                   $43,883        $57,377         $55,282
                                          =======        =======         =======

               Income from operations     $ 7,691        $ 5,910         $ 5,318
                                          =======        =======         =======

               Net income before taxes    $ 6,636        $ 5,019         $ 4,737
                                          =======        =======         =======


The Company's share of these combined operations is 50%. The Company's investment in one partnership was $742 in excess of its partnership equity due to asset carryover values at inception. This excess is being amortized over 20 years; accumulated amortization totalled $266 and $229 at August 31, 1996 and 1995, respectively.

The Company performs some administrative services and provides operation and maintenance of management information systems to these joint ventures. These administrative charges totalled $184, $185 and $218 in 1996, 1995, and 1994, respectively.

Advances from and to joint venture partnerships, included in noncurrent assets and liabilities above, respectively, bear interest at the prime rate less one percent. Although these advances are collectible on demand, management does not intend to request payment in the foreseeable future. The Company earned interest income of $309, $385 and $134 from these advances in 1996, 1995, and 1994, respectively.

NOTE 12 - ACQUISITION OF MANUFACTURING MANAGEMENT, INC. (MMI)

On March 29, 1995, the Company purchased all of the outstanding shares of stock of MMI for $66,000 in cash. The Company borrowed all of the funds for the acquisition from its banks under a $100,000 revolving line of credit (Note 4). Control of MMI's board of directors was transferred to the Company on March 17, 1995, the designated effective date of the purchase.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)


The Company has accounted for this acquisition using the purchase method. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their fair values as of the effective date of the acquisition. Goodwill aggregating $42,017 was recorded for the difference between the acquisition cost and the fair values of the assets acquired and liabilities assumed. The Company is amortizing goodwill over forty years using the straight-line method.

The consolidated results of operations included MMI's results of operations beginning on March 17, 1995.

The following supplemental pro forma information presents the combined results of operations of the Company and MMI as though the acquisition had occurred at the beginning of the periods shown. However, the pro forma information is not necessarily indicative of the results which would have resulted had the acquisition occurred at the beginning of the periods presented.

A provision for environmental liabilities related to MMI (Note 5) is included in the results of operations for the year ended August 31, 1994.



                                                     For the Year
                                                   Ended August 31,
                                            ------------------------------
                                              1995                  1994
                                            --------              --------
                                                      (unaudited)

     Revenues                               $392,031              $365,809
                                            ========              ========
     Net income                             $ 22,601              $  3,176
                                            ========              ========

     Earnings per share                        $2.86                 $ .44
                                               =====                 =====


In conjunction with the acquisition, liabilities were assumed as follows:

     Fair value of assets acquired             $95,958
     Cash paid for the stock                    66,000
                                              --------

     Liabilities assumed                      $ 29,958
                                              ========


NOTE 13 - SUBSEQUENT EVENTS

On September 16, 1996, the Company announced the signing of an agreement among the Company and Proler International Corp. (Proler) by which the Company would acquire Proler. Proler is an environmental services company involved in the recovery and recycling of scrap metals and industrial wastes. Through its joint ventures, Proler exports ferrous scrap to foreign markets from scrap collection, processing and deep water facilities in Los Angeles, California; Providence, Rhode Island; Everett Massachusetts; and Jersey City, New Jersey.

Pursuant to the agreement with Proler, the Company commenced a cash tender offer for all of the outstanding shares of Proler at a cash price of $7.50 per share. If and when the tender offer is completed, Proler will become a wholly owned subsidiary of the Company through a cash merger at the same per share price. The agreement provides that the tender offer is conditioned, among other things, on at least a majority of Proler's outstanding shares being tendered and not withdrawn prior to the expiration of the offer. The tender offer and merger are also subject to the expiration or termination of the applicable waiting period

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)


under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act). The tender offer was originally scheduled to expire on October 18, 1996, but has been extended on three occasions and is currently scheduled to expire on November 29, 1996.

On October 4, 1996, the Company received a second request from the U.S. Department of Justice (DOJ) for additional information with respect to its filings under the HSR Act. The request extended the waiting period under the HSR Act until 10 days after the DOJ receives all requested information, unless the DOJ grants early termination. The Company is currently working on complying with the DOJ's request.

Hugo Neu Corporation (Hugo Neu), which is a partner with Proler in the three principal joint ventures through which Proler conducts its scrap metal business, has proposed to acquire all outstanding shares of Proler for $9.00 per share in cash, subject to certain conditions. On November 15, 1996, in response to Hugo Neu's proposal, the Company announced that it had increased its offer price to $9.00 per share in cash and extended its tender offer until November 29, 1996. Proler's board of directors continues to support the Company's offer for Proler stock as superior to Hugo Neu's offer. Proler has approximately 4.7 million shares outstanding, making the value of the transaction at $9.00 per share about $42 million.

Hugo Neu has also taken various steps, including commencing lawsuits and arbitration proceedings, to block the acquisition of Proler by the Company. On November 14, 1996, Hugo Neu added the Company as a defendant in an action pending in the U.S. District Court for the Southern District of Texas and seeks, among other things, to prevent the Company from purchasing Proler stock. The Company believes that Hugo Neu's claims have no legal or factual merit.

Completion of the acquisition of Proler continues to be subject to considerable uncertainty due to the ongoing review by the DOJ under the HSR Act and the possibility that Hugo Neu might increase its offer for the Proler stock or succeed in its efforts to block the transactions through litigation.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)



NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED):

                                               Fiscal Year 1996
                              --------------------------------------------------
                               First         Second         Third        Fourth
                              -------        -------      --------      --------

Net revenues                  $71,591        $82,721      $ 86,950      $ 98,090
Income from operations          8,575          8,209         8,031         8,129
Net income                      5,078          5,400         4,551         5,755
Income per common share           .64            .65           .44           .55


The results for the fourth quarter of 1996 include a refund of time-charter expenses of $769 and sub-charter expenses of $163 related to the first three fiscal quarters of 1996. See Note 7.


                                               Fiscal Year 1995
                              --------------------------------------------------
                               First         Second         Third        Fourth
                              -------        -------      --------      --------

Net revenues                  $56,002        $63,339      $106,611      $104,759
Income from operations          3,958          5,399        12,702        10,508
Net income                      2,764          3,762         7,854         7,867
Income per common share           .35            .47           .98          1.02

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

                               PART II (CONTINUED)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.




                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors is included under "Election of Directors" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report. Information required by Item 405 of Regulation S-K is included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is included under "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is included under "Voting Securities and Principal Shareholders" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under "Certain Transactions" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)      1.     The following financial statements are filed as part of this report:

         See Index to Financial Statements and Schedules on page 29 of this Report.


         2. The following financial statement schedule is filed as part of this report:

         See Index to Financial Statements and Schedules on page 29 of this Report.

         Schedules other than those listed on the Index to Financial Statements and Schedules are omitted as the information is either not applicable or is not required.


         3.       Exhibits:


         2.1 Agreement and Plan of Merger dated September 15, 1996 between the Registrant and Proler International Corp. Incorporated by reference to Exhibit (c) (1) to Registrants' Schedule 14D-1 filed September 20, 1996.

         3.1         1993 Restated  Articles of Incorporation of the Registrant.
                     Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, Registration No. 33-69352 (the Form S-1).

         3.2 Restated Bylaws of the Registrant. Filed as Exhibit 3.2 to Registrant's Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference.

         9.1 Schnitzer Steel Industries, Inc. Voting Trust and Buy-Sell Agreement dated March 31, 1991. Incorporated by reference to Exhibit 9.1 to the Form S-1.

         9.2 First Amendment to Voting Trust and By-Sell Agreement dated July 15, 1991. Incorporated by reference to Exhibit 9.2 to the Form S-1.

        10.1 Lease Agreement dated September 1, 1988 between Schnitzer Investment Corp. and the Registrant, as amended, relating to the Corporate Headquarters. Incorporated by reference to
                     Exhibit 10.1 to the Form S-1.

        10.2 Second Amendment of Lease dated as of October 18, 1995 between Schnitzer Investment Corp. and the Registrant, relating to the Corporate Headquarters. Filed as Exhibit
                     10.5 to Registrant's Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

        10.3 Second Extension of Lease dated May 28, 1996 between Schnitzer Investment Corp. and the Registrant, relating to the Corporate Headquarters. Filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarterly period ended May 31, 1996, and incorporated herein by reference.

        10.4 Lease Agreement dated March 24, 1980 between Schnitzer Investment Corp. and the Registrant, as amended, relating to the Corporate Headquarters. Incorporated by reference to
                     Exhibit 10.2 to the Form S-1.

        10.5 Third Amendment of Lease dated May 29, 1996 between Schnitzer Investment Corp. and the Registrant, relating to the Corporate Headquarters. Filed as Exhibit 10.2 to the Registrant's Form 10-Q for the quarterly period ended May 31, 1996, and incorporated herein by reference.

        10.6 Lease Agreement dated March 1, 1995 between Schnitzer Investment Corp. and the Registrant, relating to the Corporate Headquarters. Filed as Exhibit 10.3 to Registrants Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

        10.7 Lease Agreement dated April 20, 1995 between Schnitzer Investment Corp. and the Registrant, relating to the Corporate Headquarters. Filed as Exhibit 10.4 to Registrant's Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

        10.8 Lease Agreement dated September 1, 1988 between Schnitzer Investment Corp. and the Registrant, as amended, relating to the Portland scrap operations. Incorporated by reference to Exhibit 10.3 to the Form S-1.

        10.9 Second Amendment to Lease dated as of October 28, 1994 between Schnitzer Investment Corp. and the Registrant, relating to Portland scrap operations. Filed as Exhibit
                     10.1 to Registrant's Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

        10.10 Lease Agreement dated September 1, 1988 between Schnitzer Investment Corp. and the Registrant, as amended, relating to the Sacramento scrap operation. Incorporated by reference to Exhibit 10.4 to the Form S-1.

        10.11 Amendment of lease dated as of February 8, 1995 between Schnitzer Investment Corp. and the Registrant, relating to the Sacramento scrap operations. Filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

        10.12 Second Amended Shared Services Agreement dated as of September 13, 1993 between the Registrant and certain entities controlled by shareholders of the Registrant. Incorporated by reference to Exhibit 10.5 to the Form S-1.

        10.13 Amendment dated as of September 1, 1994 to Second Amended Shared Services Agreement between the Registrant and certain entities controlled by shareholders of the Registrant. Filed as Exhibit 10.6 to Registrant's Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference.

        10.14 Uniform Time Charter dated May 27, 1993 between the Registrant and Trans-Pacific Shipping Co. Incorporated by reference to Exhibit 10.6 to the Form S-1.

        10.15 Uniform Time Charter dated May 9, 1995 between the Registrant and Trans-Pacific Shipping Co. Filed as Exhibit
                     10.10 to Registrant's Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference.

        10.16 Addendum No. 3 to M/V Jade Pacific Uniform time Charter Agreement dated August 28, 1996 between the Registrant and Trans-Pacific Shipping Co.

        10.17 Uniform Time Charter dated May 9, 1995 between the Registrant and Trans-Pacific Shipping Co. Filed as Exhibit
                     10.11 to Registrant's Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference.

        10.18 Addendum No. 3 to M/V Jade Orient Uniform Time Charter Agreement dated August 28, 1996 between the Registrant and Trans-Pacific Shipping Co.

       *10.19 1993 Stock Incentive Plan of the Registrant. Incorporated by reference to Exhibit 10.7 to the Form S-1.

       *10.20        Supplemental   Executive   Retirement  Bonus  Plan  of  the
                     Registrant. Incorporated by reference to Exhibit 10.8 to the Form S-1.

       *10.21 Assistant Secretary's Certificate dated November 25, 1995 amending the Supplemental Executive Retirement Bonus Plan of the Registrant. Filed as Exhibit 10.6 to Registrant's Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

       *10.22 Deferred Bonus Agreement between the Company and an executive officer. Filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarterly period ended May 31, 1996, and incorporated herein by reference.

         21.1        Subsidiaries of Registrant.

         23.1        Consent of Independent Accountants.

         24.1        Powers of Attorney

         27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.


                     *Management contract or compensatory plan or arrangement





(b)      Reports on Form 8-K

         No reports on Form 8-K were required to be filed by the Registrant during the fourth quarter of the fiscal year ended August 31, 1996.

                        SCHNITZER STEEL INDUSTRIES, INC.

                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SCHNITZER STEEL INDUSTRIES, INC.

Dated: November 22, 1996                        By:  /s/BARRY A. ROSEN
       -----------------                        ----------------------
                                                Barry A. Rosen
                                                Vice President --
                                                Finance and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on November 22, 1996 in the capacities indicated.


Signature                                  Title
---------                                  -----
Principal Executive Officer:



*LEONARD SCHNITZER
-------------------                        Chairman of the Board,
Leonard Schnitzer                           Chief Executive Officer and Director


Principal Financial Officer:



 /s/ BARRY A. ROSEN
--------------------                       Vice President --
Barry A. Rosen                               Finance and Treasurer


Principal Accounting Officer:



*JAMES W. CRUCKSHANK
--------------------                      Controller and Assistant
James W. Cruckshank                          Treasurer

                        SCHNITZER STEEL INDUSTRIES, INC.

                                   SIGNATURES


Directors:


*CAROL S. LEWIS                                                       Director
-------------------
Carol S. Lewis



*KENNETH M. NOVACK                                                    Director
-------------------
Kenneth M. Novack



*ROBERT W. PHILIP                                                     Director
-------------------
Robert W. Philip



*JEAN S. REYNOLDS                                                     Director
-------------------
Jean S. Reynolds



*DORI SCHNITZER                                                       Director
-------------------
Dori Schnitzer



*GARY SCHNITZER                                                       Director
-------------------
Gary Schnitzer



*MANUEL SCHNITZER                                                     Director
-------------------
Manuel Schnitzer


*ROBERT S. BALL                                                       Director
-------------------
Robert S. Ball


*WILLIAM S. FURMAN                                                    Director
-------------------
William S. Furman


*RALPH R. SHAW                                                        Director
-------------------
Ralph R. Shaw


*By:  /s/ BARRY A. ROSEN
      --------------------------------
      Attorney-in-fact, Barry A. Rosen

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors
of Schnitzer Steel Industries, Inc.



Our audits of the consolidated financial statements referred to in our report dated September 27, 1996 Annual Report to Shareholders of Schnitzer Steel Industries, Inc. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/S/PRICE WATERHOUSE LLP



PRICE WATERHOUSE LLP

Portland, Oregon
September 27, 1996

                        SCHNITZER STEEL INDUSTRIES, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
               FOR THE YEARS ENDED AUGUST 31, 1996, 1995, AND 1994
                                 (in thousands)


                                                             Additions
                                        Balance at  -----------------------------                                     Balance at
                                         Beginning     Charged to     Charged to                                        End of
             Description                 of Period      Expense      Other Accts.       Deductions     Recoveries       Period
-------------------------------------    ---------      -------      ------------       ----------     ----------   ---------------

Year Ended August 31, 1996
    Allowance for doubtful accounts          $   797       $   229    $                    $  (618)       $    12        $  420
    Lower-of-cost-or-market
        inventory reserve                          2                                                                           2

Year Ended August 31, 1995
    Allowance for doubtful accounts              398           244         155 (1)                                           797
    Lower-of-cost-or-market
        inventory reserve                         62           (60)                                                            2

Year Ended August 31, 1994
    Allowance for doubtful accounts              438           144                             (184)                         398
    Lower-of-cost-or-market
        inventory reserve                        286          (224)                                                           62








(1)   Represents the allowance for doubtful accounts associated with Manufacturing Management, Inc. which the
      Company purchased in March 1995

 .

                                          SCHNITZER STEEL INDUSTRIES, INC.
                                                  INDEX TO EXHIBITS


                                                                        Page No.

2.1 Agreement and Plan of Merger dated September 15, 1996 between the Registrant and Proler International Corp. Incorporated by reference to Exhibit (c) (1) to Registrant's Schedule 14D-1 filed September 20, 1996.

3.1         1993 Restated Articles of Incorporation of the Registrant.
            Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, Registration No. 33-69352 (the Form S-1).

3.2 Restated Bylaws of the Registrant. Filed as Exhibit 3.2 to Registrant's Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference.

9.1 Schnitzer Steel Industries, Inc. Voting Trust and Buy-Sell Agreement dated March 31, 1991. Incorporated by reference to Exhibit 9.1 to the Form S-1.

9.2 First Amendment to Voting Trust and By-Sell Agreement dated July 15, 1991. Incorporated by reference to Exhibit
            9.2 to the Form S-1.

10.1 Lease Agreement dated September 1, 1988 between Schnitzer Investment Corp. and the Registrant, as amended, relating to the Corporate Headquarters. Incorporated by reference to Exhibit 10.1 to the Form S-1.

10.2 Second Amendment of Lease dated as of October 18, 1995 between Schnitzer Investment Corp. and the Registrant, relating to the Corporate Headquarters. Filed as Exhibit
            10.5 to Registrant's Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

10.3 Second Extension of Lease dated May 28, 1996 between Schnitzer Investment Corp. and the Registrant, relating to the Corporate Headquarters. Filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarterly period ended May 31, 1996, and incorporated herein by reference.

10.4 Lease Agreement dated March 24, 1980 between Schnitzer Investment Corp. and the Registrant, as amended, relating to the Corporate Headquarters. Incorporated by reference to Exhibit 10.2 to the Form S-1.

                                                                        Page No.

10.5 Third Amendment of Lease dated May 29, 1996 between Schnitzer Investment Corp. and the Registrant, relating to the Corporate Headquarters. Filed as Exhibit 10.2 to the Registrant's Form 10-Q for the quarterly period ended May 31, 1996, and incorporated herein by reference.

10.6 Lease Agreement dated March 1, 1995 between Schnitzer Investment Corp. and the Registrant, relating to the Corporate Headquarters. Filed as Exhibit 10.3 to Registrants Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

10.7 Lease Agreement dated April 20, 1995 between Schnitzer Investment Corp. and the Registrant, relating to the Corporate Headquarters. Filed as Exhibit 10.4 to Registrant's Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

10.8 Lease Agreement dated September 1, 1988 between Schnitzer Investment Corp. and the Registrant, as amended, relating to the Portland scrap operations. Incorporated by reference to Exhibit 10.3 to the Form S-1.

10.9 Second Amendment to Lease dated as of October 28, 1994 between Schnitzer Investment Corp. and the Registrant, relating to Portland scrap operations. Filed as Exhibit
            10.1 to Registrant's Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

10.10 Lease Agreement dated September 1, 1988 between Schnitzer Investment Corp. and the Registrant, as amended, relating to the Sacramento scrap operation. Incorporated by reference to Exhibit 10.4 to the Form S-1.

10.11 Amendment of lease dated as of February 8, 1995 between Schnitzer Investment Corp. and the Registrant, relating to the Sacramento scrap operations. Filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

10.12 Second Amended Shared Services Agreement dated as of September 13, 1993 between the Registrant and certain entities controlled by shareholders of the Registrant. Incorporated by reference to Exhibit 10.5 to the Form S-1.

10.13 Amendment dated as of September 1, 1994 to Second Amended Shared Services Agreement between the Registrant and certain entities controlled by shareholders of the Registrant. Filed as Exhibit 10.6 to Registrant's Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference.

10.14 Uniform Time Charter dated May 27, 1993 between the Registrant and Trans-Pacific Shipping Co. Incorporated by reference to Exhibit 10.6 to the Form S-1. Page No.

                                                                        Page No.

10.15 Uniform Time Charter dated May 9, 1995 between the Registrant and Trans-Pacific Shipping Co. Filed as Exhibit
            10.10 to Registrant's Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference.

10.16 Addendum No. 3 to M/V Jade Pacific Uniform time Charter 61 of 78 Agreement 57 of 75 dated August 28, 1996 between the Registrant and Trans-Pacific Shipping Co.

10.17 Uniform Time Charter dated May 9, 1995 between the Registrant and Trans-Pacific Shipping Co. Filed as Exhibit
            10.11 to Registrant's Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference.

10.18 Addendum No. 3 to M/V Jade Orient Uniform Time Charter 62 of 78 Agreement 59 of 75 dated August 28, 1996 between the Registrant and Trans-Pacific Shipping Co.

*10.19 1993 Stock Incentive Plan of the Registrant. Incorporated by reference to Exhibit 10.7 to the Form S-1.

*10.20      Supplemental   Executive  Retirement  Bonus  Plan  of  the
            Registrant. Incorporated by reference to Exhibit 10.8 to the Form S-1.

*10.21 Assistant Secretary's Certificate dated November 25, 1995 amending the Supplemental Executive Retirement Bonus Plan of the Registrant. Filed as Exhibit 10.6 to Registrant's Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

*10.22 Deferred Bonus Agreement between the Company and an executive officer. Filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarterly period ended May 31, 1996, and incorporated herein by reference


21.1        Subsidiaries of Registrant.                                 63 of 78

23.1        Consent of Independent Accountants.                         64 of 78

24.1        Powers of Attorney                                          65 of 78

27          Financial Data Schedule, which is submitted electronically to the Securities and Exchange  Commission for information
            only and not filed.                                         78 of 78