Form 10-Q
period 1996-11-30
SCHNITZER STEEL INDUSTRIES INC
filed 1997-01-14
CIK 912603

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q





[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from        to        .
                                          -------    -------

Commission file number 0-22496


                        SCHNITZER STEEL INDUSTRIES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


           OREGON                                      93-0341923
-------------------------------                        ------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

     3200 N.W. Yeon Ave., P.O Box 10047
     Portland, OR                                      97296-0047
     -------------------------                         ----------
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

Yes  [X]  No  [ ]

The Registrant had 5,847,949 shares of Class A Common Stock, par value of $1.00 per share and 4,500,005 shares of Class B Common Stock, par value of $1.00 per share outstanding at January 1, 1997.

                        SCHNITZER STEEL INDUSTRIES, INC.



                                      INDEX
                                      -----





                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

Consolidated Balance Sheet at November 30, 1996
    and August 31, 1996........................................................3

Consolidated Statement of Operations for the
    Three Months Ended November 30, 1996 and 1995..............................4

Consolidated Statement of Shareholders' Equity for the
    Year Ended August 31, 1996 and the Three Months
    Ended November 30, 1996....................................................5

Consolidated Statement of Cash Flows for the
    Three Months Ended November 30, 1996 and 1995..............................6

Notes to Financial Statements..................................................7

Management's Discussion and Analysis of
   Financial Condition........................................................11


PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K..............................................15




SIGNATURE PAGE................................................................16

                                             SCHNITZER STEEL INDUSTRIES, INC.
                                               CONSOLIDATED BALANCE SHEET
                                        (in thousands, except per share amounts)

                                                                         Nov. 30, 1996           Aug. 31, 1996
                                                                         ---------------         ---------------
                                                                          (Unaudited)              (Audited)
                                 ASSETS
CURRENT ASSETS
     Cash                                                                $        5,349          $        1,896
     Accounts receivable, less allowance for
        doubtful accounts of $455 and $420                                       21,078                  23,542
     Accounts receivable from related parties                                       768                   1,058
     Inventories (Note 2)                                                        94,831                  90,746
     Property held for sale (Note 6)                                              5,000
     Deferred income taxes                                                        3,128                   3,128
     Prepaid expenses and other                                                   4,206                   4,118
                                                                         ---------------         ---------------
            TOTAL CURRENT ASSETS                                                134,360                 124,488
                                                                         ---------------         ---------------

NET PROPERTY, PLANT & EQUIPMENT                                                 161,121                 150,517

OTHER ASSETS
     Investment in joint venture partnerships                                    75,838                   9,909
     Advances to joint venture partnerships                                       6,341                   4,163
     Goodwill                                                                    43,141                  43,445
     Intangibles and other                                                        7,866                   4,967
                                                                         ---------------         ---------------
                                                                                133,186                  62,484
                                                                         ---------------         ---------------

                                                                         $      428,667          $      337,489
                                                                         ===============         ===============
                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Current portion of long-term debt (Note 7)                                  13,453                     254
     Accounts payable                                                            20,888                  17,877
     Accrued payroll liabilities                                                  4,990                   4,135
     Deferred revenues                                                              367                     392
     Current portion of environmental liabilities (Note 4)                        2,202                   2,202
     Other accrued liabilities                                                    9,642                   6,360
                                                                         ---------------         ---------------
             TOTAL CURRENT LIABILITIES                                           51,542                  31,220
                                                                         ---------------         ---------------

DEFERRED INCOME TAXES                                                            15,994                  15,994
                                                                         ---------------         ---------------

LONG-TERM DEBT LESS CURRENT PORTION (Note 7)                                     57,544                  44,475
                                                                         ---------------         ---------------

ENVIRONMENTAL LIABILITIES, NET OF CURRENT PORTION                                30,436                  20,736
                                                                         ---------------         ---------------

ACQUISITION PRICE PAYABLE (Note 5)                                               42,456
                                                                         ---------------         ---------------

OTHER LONG-TERM LIABILITIES                                                       4,617                   1,251
                                                                         ---------------         ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred  stock--20,000  shares  authorized,  none  issued
     Class A common stock--75,000 shares $1 par value
         authorized, 5,848 and 5,773 shares issued and outstanding                5,848                   5,773
     Class B common stock--25,000 shares $1 par value
         authorized, 4,500 and 4,575 shares issued and outstanding                4,500                   4,575
     Additional paid-in capital                                                 113,747                 113,747
     Retained earnings                                                          101,983                  99,718
                                                                         ---------------         ---------------
                                                                                226,078                 223,813
                                                                         ---------------         ---------------

                                                                         $      428,667          $      337,489
                                                                         ===============         ===============

                         The accompanying notes are an integral part of this statement

                                   SCHNITZER STEEL INDUSTRIES, INC.
                                 CONSOLIDATED STATEMENT OF OPERATIONS
                               (in thousands, except per share amounts)

                                              (unaudited)




                                                            For The Three Months Ended November 30,
                                                         -----------------------------------------------
                                                                 1996                        1995
                                                         --------------------        -------------------

REVENUES                                                 $            82,700         $           71,591

COSTS AND EXPENSES:
      Cost of goods sold and other operating expenses                 74,199                     60,153
      Selling and administrative                                       4,675                      4,319
                                                         --------------------        -------------------
                                                                      78,874                     64,472

Income from joint ventures                                               727                      1,456
                                                         --------------------        -------------------

INCOME FROM OPERATIONS                                                 4,553                      8,575
                                                         --------------------        -------------------

OTHER INCOME (EXPENSE):
      Interest expense                                                  (529)                      (933)
      Other income                                                        98                         52
                                                         --------------------        -------------------
                                                                        (431)                      (881)
                                                         --------------------        -------------------

INCOME BEFORE INCOME TAXES                                             4,122                      7,694

Income tax provision                                                  (1,341)                    (2,616)
                                                         --------------------        -------------------

NET INCOME                                               $             2,781         $            5,078
                                                         ====================        ===================


EARNINGS PER SHARE                                       $              0.27         $             0.64
                                                         ====================        ===================







                     The accompanying notes are an integral part of this statement

                        SCHNITZER STEEL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                   (unaudited)

                                             Class A                 Class B
                                            Common Stock           Common Stock        Additional
                                       ---------------------   ---------------------     Paid-in        Retained
                                        Shares     Amount       Shares      Amount       Capital        Earnings          Total
                                       --------  -----------   --------   ----------  -------------  --------------  --------------

BALANCE AT 8/31/95                       3,128   $    3,128      4,761    $   4,761   $     47,322   $      80,762   $     135,973

Class A common stock issued              2,500        2,500                                 67,350                          69,850
Class B common stock converted
    to Class A common stock                186          186       (186)        (186)
Class A common stock repurchased           (41)         (41)                                  (925)                           (966)
Net income                                                                                                  20,783          20,783
Dividends paid                                                                                              (1,827)         (1,827)
                                       --------  -----------   --------   ----------  -------------  --------------  --------------

BALANCE AT 8/31/96                       5,773        5,773      4,575        4,575        113,747          99,718         223,813

Net income                                                                                                   2,781           2,781
Class B common stock converted
    to Class A common stock                 75           75        (75)         (75)
Dividends paid                                                                                                (516)           (516)
                                       --------  -----------   --------   ----------  -------------  --------------  --------------

BALANCE AT 11/30/96                      5,848   $    5,848      4,500    $   4,500   $    113,747   $     101,983   $     226,078
                                       ========  ===========   ========   ==========  =============  ==============  ==============



















                                   The accompanying notes are an integral part of this statement

                                    SCHNITZER STEEL INDUSTRIES, INC.
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                             (in thousands)

                                              (unaudited)

                                                            For The Three Months Ended November 30,
                                                            ---------------------------------------------
                                                                   1996                      1995
                                                            -------------------       -------------------
OPERATIONS
     Net income                                             $            2,781         $           5,078
     Noncash items included in income:
        Depreciation and amortization                                    4,606                     3,388
        Equity in earnings of joint ventures
           and other investments                                          (727)                   (1,456)
        Gain on disposal of assets                                          96                        (4)
     Cash provided (used) by assets and liabilities:
        Accounts receivable                                              4,592                    (4,672)
        Inventories                                                     (1,653)                  (16,599)
        Prepaid expenses and other                                         931                    (2,019)
        Accounts payable                                                (2,642)                    9,377
        Deferred revenue                                                   (25)                   (3,449)
        Accrued expenses                                                   726                     1,080
        Other assets and liabilities                                        22                      (484)
                                                            -------------------       -------------------
     NET CASH PROVIDED (USED) BY OPERATIONS                              8,707                    (9,760)
                                                            -------------------       -------------------

INVESTMENTS
     Capital expenditures                                               (3,658)                  (20,883)
     Advances (to) from joint ventures                                  (2,178)                    1,007
     Investments in joint ventures                                        (550)
     Distributions from joint ventures                                     380                       400
     Proceeds from sale of assets                                                                    499
                                                            -------------------       -------------------
     NET CASH USED BY INVESTMENTS                                       (6,006)                  (18,977)
                                                            -------------------       -------------------

FINANCING:
     Dividends declared and paid                                          (516)                     (394)
     Increase in long-term debt                                          1,400                    29,800
     Reduction in long-term debt                                          (132)                     (128)
                                                            -------------------       -------------------
     NET CASH PROVIDED BY FINANCING                                        752                    29,278
                                                            -------------------       -------------------

NET INCREASE IN CASH                                                     3,453                       541

CASH AT BEGINNING OF PERIOD                                              1,896                     1,598
                                                            -------------------       -------------------
CASH AT END OF PERIOD                                       $            5,349         $           2,139
                                                            ===================       ===================

                     The accompanying notes are an integral part of this statement

                        SCHNITZER STEEL INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995
                                  (Unaudited)




Note 1 - Summary Of Significant Accounting Policies:
----------------------------------------------------

Basis of Presentation
---------------------

         The accompanying unaudited interim financial statements of Schnitzer Steel Industries, Inc. (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the fiscal year ended August 31, 1996. The results for the three months ended November 30, 1996 are not necessarily indicative of the results of operations for the entire year.

Net Income Per Common Share
---------------------------

         Net income per common share is based on the weighted average number of common shares outstanding of 10,411,945 and 7,947,200 for the quarters ended November 30, 1996 and 1995, respectively.


Note 2 - Inventories:
---------------------

         Inventories consist of the following (in thousands):

                                            November 30,        August 31,
                                               1996               1996
                                            (Unaudited)         (Audited)
                                            ------------       ------------

                  Scrap metals                $   24,251       $   21,006
                  Work in process                 21,502           24,535
                  Finished goods                  33,218           29,767
                  Supplies                        15,860           15,438
                                               ---------         --------

                                              $   94,831        $  90,746
                                               =========         ========

         Scrap metal inventories are valued at LIFO; the remainder are at FIFO. The determination of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on the Company's estimates of expected year-end inventory levels and costs. The cost of scrap metal inventories exceeded the stated LIFO value by $7,336 and $8,215 at November 30, 1996 and August 31, 1996, respectively.




                        SCHNITZER STEEL INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995
                                  (Unaudited)



Note 3 - Related Party Transactions:
------------------------------------

         Certain shareholders of the Company own significant interests in, or are related to owners of, the entities discussed below. As such, these entities are considered related parties for financial reporting purposes.


         Transactions Affecting Cost of Goods Sold and Other Operating Expenses
         ----------------------------------------------------------------------

         The Company charters several vessels from related shipping companies to transport scrap metal to foreign markets. In 1993, the Company signed a five-year time-charter agreement for one vessel. The agreement guarantees the ship owner a residual market value of $2,500,000 at the end of the time-charter. The Company entered into two additional seven-year time-charters in May 1995. Charges incurred for these charters were $2,033,000 and $1,613,000 for the quarters ended November 30, 1996 and 1995, respectively.

         The Company purchased scrap metals from its joint venture operations totaling $2,111,000 and $2,229,000 for the quarters ended November 30, 1996 and 1995, respectively.

         The Company leases certain land and buildings from a real estate company which is a related entity. The rent expense was $354,000 and $305,000 for the quarters ended November 30, 1996 and 1995, respectively.


         Transactions Affecting Selling and Administrative Expenses
         ----------------------------------------------------------

         The Company performs some administrative services and provides operation and maintenance of management information systems for certain related parties. These services are charged to the related parties based upon costs plus a 15% margin for overhead and profit. The administrative charges totaled $100,000 and $134,000 for the quarters ended November 30, 1996 and 1995, respectively.


         Transactions Affecting Other Income (Expense)
         ---------------------------------------------

         The vessels discussed above are periodically sub-chartered to third parties. In this case, a related shipping agency company acts as the Company's agent in the collection of income and payment of expenses related to sub-charter activities. Charges incurred for these sub-charters were $819,000 and $2,963,000 for the three months ended November 30, 1996 and 1995, respectively. These charges were offset by income of $753,000 and $2,634,000 for the three months ended November 30, 1996 and 1995, respectively.


         Transactions Affecting Property, Plant & Equipment
         --------------------------------------------------
         From time to time, the law firm of Ball Janik LLP of which director Robert S. Ball is a partner, provides legal services to the Company. Mr. Ball is a director, significant shareholder and the secretary of Electrical Construction Company (ECC), an electrical contractor, which has provided electrical construction services on the Company's new rolling mill. For the three months ended November 30, 1995, the Company paid ECC $3,013,000. No payments were made in the same period this year.



                       SCHNITZER STEEL INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995
                                  (Unaudited)




Note 4 - Environmental Liabilities:
-----------------------------------

         During fiscal 1995, in conjunction with the due diligence proceedings for the Company's acquisition of Manufacturing Management, Inc. (MMI), an independent third-party consultant was hired to estimate the costs to cure both current and future potential environmental liabilities. The cumulative provision for the total costs specified in the consultant's report aggregated $24,366,000 and was included in MMI's statement of operations prior to its acquisition by the Company resulting in an increase in MMI's reserve for environmental liabilities to $24,981,000. As of November 30, 1996, the environmental liability aggregated $22,938,000.

         A portion of the liability recorded in fiscal 1995 relates to MMI's status as a potentially responsible party (PRP) for the investigation and cleanup of sediment along the Hylebos Waterway, on which the Tacoma scrap yard is located, as well as for alleged damage to natural resources in the waterway. Additionally, the Washington State Department of Ecology issued a consent decree in 1990 which required paving of MMI's ferrous scrap yard, and the installation of a stormwater treatment system, which were completed in fiscal 1996. In 1994, MMI reached a settlement with its insurance carriers with respect to costs incurred under the 1990 Consent Decree and Hylebos Waterway projects. Under this settlement, the Company can be reimbursed for covered costs up to $600,000 through 1997 as funds are expended. The remaining recorded liability covers third-party sites at which MMI has been named as a PRP, as well as potential future cleanup of other sites at which MMI has conducted business or allegedly disposed of materials.

         Additionally, while performing its due diligence in conjunction with the acquisition of Proler International Corp. (see Note 5), the Company engaged a consultant to estimate the costs to cure both current and future potential liabilities. Based on the preliminary report provided by the consultants, the Company has recorded an estimated liability of $13 million. This amount may be revised when the final report is available.

Note 5 - Acquisition Of Proler International Corp.:
---------------------------------------------------

         On November 29, 1996, PIC Acquisition Corp. (PIC), a wholly owned subsidiary of the Company, acquired 4,079,000 shares of common stock of Proler International Corp. (Proler), representing approximately 86% of the outstanding shares of Proler, for $9 cash per share pursuant to a tender offer for all of the outstanding shares of common stock of Proler. Subsequent to November 30, 1996, PIC purchased an additional 342,600 shares, thereby increasing its ownership to approximately 94% of the outstanding Proler shares. On December 6, 1996, the Company completed the merger of PIC with Proler and, as a result, Proler became a wholly-owned subsidiary of the Company. As a result of the merger, all remaining outstanding shares of Proler common stock were converted into the right to receive the same $9 per share in cash paid in the tender offer. As of November 30, 1996, the total amount of funds required to acquire Proler pursuant to the tender offer and merger of $42.5 million was recorded as a payable in the accompanying consolidated balance sheet. After November 30, 1996, the Company borrowed funds to pay for the tendered shares under its existing credit facilities.

         The Company has accounted for this acquisition using the purchase method. Accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values as of the effective date of the acquisition. This allocation was based on preliminary estimates and may be revised at a later date upon the receipt of appraisals for substantially all of the long-term assets and property held for sale of Proler.



                        SCHNITZER STEEL INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995
                                  (Unaudited)




         The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Proler as though the acquisition had occurred at the beginning of the periods shown.


                                     For the Three Months Ended
                                             November 30,
                                    -----------------------------
                                       1996               1995
                                    ---------          ----------
                                            (in thousands)

         Revenues                  $   85,846           $  75,162
                                    =========            ========

         Net income                $    1,818           $   4,960
                                    =========            ========

         Earnings per share        $      .17           $     .62
                                    =========            ========


         These pro forma results have been prepared for comparative purposes only and include certain adjustments to give effect for the acquisition, together with related income tax effects. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect at the beginning of the periods presented or of future results of operations of the consolidated entities.


Note 6 - Property Held for Sale:
--------------------------------

         Certain properties owned by Proler (see Note 5) are being held for sale. The estimated fair values of such properties at November 30, 1996 aggregated $5,000,000. These estimates are preliminary and may be revised at a later date.


Note 7 - Long-term Debt:
------------------------

         In conjunction with the acquisition of Proler (see Note 5), the Company assumed a $25,000,000 note due to Proler's bank. Subsequent to November 30, 1996, the Company refinanced this balance under its existing credit facilities.


Note 8 - Subsequent Events:
---------------------------

         On January 6, 1996 the Board of Directors declared a 5 cent per share dividend on Class A and Class B common stock payable on February 21, 1997 to holders of record on February 6, 1997.

                        SCHNITZER STEEL INDUSTRIES, INC.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

General
-------

         The Company operates in two business segments. Scrap Operations collects, processes and recycles steel scrap through facilities in Oregon, Washington and California. Additionally, as a result of its acquisition of Proler International Corp. (Proler) effective November 29, 1996 (see Note 5 to the accompanying consolidated financial statements), the Company participates in the management of 15 scrap collection and processing facilities, including export terminals in Los Angeles, California; Everett, Massachusetts; Providence, Rhode Island and Jersey City, New Jersey, through joint ventures. Steel Operations operates a mini-mill in Oregon which produces finished steel products and maintains mill depots in California.

Results of Operations
---------------------

         The Company's revenues and operating results by business segment are summarized below (in thousands, except number of shipments):


                                                   For the Three Months Ended
                                                           November 30,
                                                 -------------------------------
                                                    1996                 1995
                                                 ---------            ---------
                                                          (unaudited)
         REVENUES:
         Scrap Operations:
             Ferrous sales                      $   47,189           $   49,253
             Nonferrous sales                        2,163                2,895
             Other sales                             1,806                1,356
                                                 ---------            ---------
                 Total sales                        51,158               53,504

         Ferrous sales to Steel Operations         (12,301)             (15,688)
         Steel Operations                           43,843               33,775
                                                 ---------            ---------
                 Total                          $   82,700           $   71,591
                                                 =========            =========

         INCOME FROM OPERATIONS:
         Scrap Operations                       $    4,272           $    6,328
         Steel Operations                            1,163                2,518
         Joint ventures                                727                1,456
         Corporate expense & eliminations           (1,609)              (1,727)
                                                 ---------             --------
                 Total                          $    4,553            $   8,575
                                                 =========             ========

         NET INCOME                             $    2,781            $   5,078
                                                 =========             ========

                        SCHNITZER STEEL INDUSTRIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

                                                      For the Three Months Ended
                                                               November 30,
                                                      --------------------------
                                                       1996                1995
                                                      ------              ------
                                                              (unaudited)
         SHIPMENTS:
         SCRAP OPERATIONS Ferrous scrap (long tons):
             To Steel Operations                        110                  126
             To unaffiliated customers                  255                  200
                                                      -----                -----
                  Total                                 365                  326
                                                      =====                =====

         Number of scrap export shipments                 8                    5
                                                      =====                =====

         Nonferrous scrap (pounds)                    6,090                5,772
                                                      =====                =====

         STEEL OPERATIONS
         Finished steel products (short tons)           133                   98
                                                      =====                =====


         REVENUES. Consolidated revenues for the three months ended November 30, 1996 increased $11.1 million (16%) over the same quarter last year due to increased revenues for Steel Operations offset by a slight decline in Scrap Operations' revenues.

         Revenues from Scrap Operations before intercompany eliminations decreased by $2.3 million (4%), reflecting increased shipments of ferrous scrap offset by lower average selling prices. Ferrous scrap revenues declined $2.1 million (4%), although shipments increased by 39,000 tons, because lower average selling prices were realized. An increase in ferrous scrap shipments to unaffiliated customers of 55,000 tons to 255,000 tons, due to the timing of scrap shipments, was offset by a decrease in sales to Steel Operations of 16,000 tons to 110,000 tons. Shipments to Steel Operations declined due to the timing of shipments and Steel Operations' efforts to reduce scrap inventory levels. The Company has experienced a softening in prices for scrap metals due to a slowdown in domestic and world economic activity as well as a build-up of scrap inventories by both the Company's competitors and its customers. As a result, the average selling price for ferrous scrap declined $22 to $129 per ton.

         Steel Operations' revenues increased by $10.1 million to $43.8 million as a result of a 36% increase in shipments of finished steel to 133,000 tons due to the addition of a new rolling mill in February 1996. A decline in the average selling price of $15 per ton to $330 per ton, however, offset part of the positive impact of the additional shipments. Steel Operations' selling prices have softened as the result of weakness in the market for finished steel products on the West Coast and because the mix of products sold has included more lower priced reinforcing bar (rebar).

         COST OF GOODS SOLD. Overall cost of goods sold increased $14.0 million (23%) during the first quarter of fiscal 1997 compared with the first quarter of fiscal 1996. Cost of goods sold as a percentage of revenues increased from 84% to 90%, due primarily to the decline in average selling prices realized by both Scrap and Steel Operations. Gross profit in total declined by $2.9 million (26%) as a result of a $1.9 million decrease in Scrap Operations' gross profit and a $1.4 million decrease in Steel Operations' gross profit.



                        SCHNITZER STEEL INDUSTRIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

         Cost of goods sold for Scrap Operations decreased by $.5 million (1%) to $44.5 million and increased as a percentage of revenues from 84% to 87%. The average cost of goods sold per ton of ferrous scrap decreased from $129 to $113 per ton as the Company managed purchase prices at the scale. Scrap Operations' gross profit declined from $8.6 million to $6.7 million. The decrease was due to the impact of lower average selling prices, partially offset by higher volumes shipped and lower prices paid at the scale.

         Steel Operations' cost of goods sold for the first quarter of fiscal 1997 increased $11.4 million to $42.0 million and increased as a percentage of revenues from 91% to 96%. The increase in cost of goods sold is attributable to the increase in finished steel shipments. Cost of goods sold per ton increased slightly (1%) to $316 per ton. Gross profit decreased from $3.2 million to $1.8 million as a result of lower average selling prices partially offset by the increase in finished steel shipments.

         INCOME FROM JOINT VENTURES. Income from joint ventures declined $.7 million (50%) because the Company's industrial plant reclamation and asbestos removal joint ventures had major projects in progress during the first quarter of fiscal 1996 which were completed during that quarter. Income from joint ventures will be significantly effected in future quarters by the results of the joint venture interests acquired in the Proler acquisition.

         INTEREST EXPENSE. Interest expense declined from $.9 million during the three months ended November 30, 1995 to $.5 million for the same period this year primarily as a result of lower average borrowings. The Company used funds generated from operations and proceeds from an offering of its common stock in February 1996 to pay down debt.
         Interest expense will increase in future quarters as a result of borrowings associated with the Proler acquisition.

         LIQUIDITY AND CAPITAL RESOURCES. Cash generated by operations for the first quarter of fiscal 1997 was $8.7 million compared with cash used by operations of $9.8 million for the first quarter of fiscal 1996. The positive cash flow this year-to-date is predominantly attributable to the timing of collection of accounts receivable and because inventories increased less this quarter than in the same quarter in fiscal 1996. Last year, Steel Operations was building its billet inventory in anticipation of the new wire rod and bar mill. At November 30, 1996, the billet inventory was significantly lower; this decrease was offset by an increase in finished goods inventory due to production by the new rolling mill. An increase in Scrap Operations' inventories from $19.2 million to $21.8 million is due to the timing of shipments and receipts.

         Capital expenditures for the three months ended November 30, 1996 aggregated $3.7 million compared with $20.9 million during the same period last year. Last year's expenditures reflect significant cash payments made in conjunction with the construction of the new rolling mill, which was commissioned in February 1996. The final phase of the new mill, a wire rod block, is currently under construction and its completion is planned for the second quarter of fiscal 1997. The Company expects to spend $21.4 million on capital improvements, including completion of the wire rod mill, during the rest of fiscal 1997. As of November 30, 1996, the Company had outstanding purchase commitments related to the new mill of $4.4 million.

         In March 1995, the Company purchased all of the outstanding stock of MMI. Prior to the acquisition, MMI established a reserve of $24.4 million to reflect the cost to cure environmental liabilities. As of November 30, 1996, the environmental liability aggregated $22.9 million. The Company expects to require significant future cash outlays as it incurs the actual costs relating to the remediation of such environmental liabilities. Additionally, while performing its due diligence in conjunction with the acquisition of Proler, the Company



                        SCHNITZER STEEL INDUSTRIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):


         engaged a consultant to estimate the costs to cure both current and future potential environmental liabilities. Based upon preliminary estimates provided by the consultants, the Company expects to spend approximately $13 million related to the liabilities incurred by Proler and its joint ventures as actual costs are incurred for remediation.

         At November 30, 1996, the Company had a $100 million, unused, unsecured revolving credit facility which expires in March 2000, and had additional lines of credit available of $55 million, $35 million of which was uncommitted. In the aggregate, the Company had borrowings outstanding of $46.0 million. At November 30, 1996, the Company had a balance payable for the acquisition of Proler of $42.5 million. Substantially all of this balance was financed under the Company's existing credit facilities subsequent to November 30, 1996. Additionally, the Company paid off Proler's existing bank debt at the date of acquisition by drawing on these credit facilities.

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

         FORWARD LOOKING STATEMENTS. Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements that involve a number of risks and uncertainties. Future market conditions are subject to supply and demand conditions and decisions of other market participants over which the Company has no control and which are inherently difficult to predict. Additionally, among other factors that could cause actual results to differ materially are the following: business conditions and growth in the scrap and steel industries; competitive factors, including pricing pressures from national steel companies; availability of scrap supply; fluctuations in scrap prices; seasonality of results; the uncertainty of the Company being able to complete future acquisitions; and the risk that there will not be a successful start-up of the wire rod mill at Steel Operations in 1997.

                        SCHNITZER STEEL INDUSTRIES, INC.




ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

(a)      Exhibits

         27  Financial Data Schedule


(b)      Reports on Form 8-K

         A Form 8-K was filed on December 13, 1996 to report the acquisition of Proler International Corp. (Proler). The Form 8-K incorporated by reference the unaudited financial statements of Proler as of July 31, 1996 and for the six months then ended from Proler's Form 10-Q for the quarter ended July 31, 1996.

                        SCHNITZER STEEL INDUSTRIES, INC.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SCHNITZER STEEL INDUSTRIES, INC.
                                           (Registrant)






Date: January  14 , 1997                        By:/s/Barry A. Rosen
     -------------------                           ------------------
                                                    Barry A. Rosen
                                                    Vice President, Finance

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT
  NO.
-------

  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.