Form 10-Q
period 1997-02-28
SCHNITZER STEEL INDUSTRIES INC
filed 1997-04-14
CIK 912603

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from        to       .
                                           -------  -------

Commission file number 0-22496


                        SCHNITZER STEEL INDUSTRIES, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


           OREGON                                      93-0341923
-----------------------                                ----------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)

     3200 N.W. Yeon Ave., P.O Box 10047
     Portland, OR                                        97296-0047
     ----------------------------------                -------------
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

Yes  [X]  No  [ ]

The Registrant had 5,902,626 shares of Class A Common Stock, par value of $1.00 per share and 4,445,328 shares of Class B Common Stock, par value of $1.00 per share outstanding at April 1, 1997.

                        SCHNITZER STEEL INDUSTRIES, INC.
                        --------------------------------


                                      INDEX





                                                                       PAGE NO.
                                                                     ----------

PART I.  FINANCIAL INFORMATION

Consolidated Balance Sheet at February 28, 1997
    and August 31, 1996........................................................3

Consolidated Statement of Operations for the Three Months and
    Six Months Ended February 28, 1997 and February 29, 1996...................4

Consolidated Statement of Shareholders' Equity for the
    Year Ended August 31, 1996 and the Six Months
    Ended February 28, 1997....................................................5

Consolidated Statement of Cash Flows for the
    Six Months Ended February 28, 1997 and February 29, 1996...................6

Notes to Financial Statements..................................................7

Management's Discussion and Analysis of
   Financial Condition and Results of Operations..............................12


PART II.  OTHER INFORMATION

Submission of Matters to a Vote of Security Holders...........................17

Exhibits and Reports on Form 8-K..............................................18



SIGNATURE PAGE................................................................19

                                    SCHNITZER STEEL INDUSTRIES, INC.
                                      CONSOLIDATED BALANCE SHEET
                                (in thousands, except per share amounts)

                                                                          February 28,        August 31,
                                                                              1997               1996
                                                                         ---------------    ---------------
                                                                          (Unaudited)         (Audited)
                                 ASSETS
CURRENT ASSETS
     Cash                                                                $        6,921      $       1,896
     Accounts receivable, less allowance for
        doubtful accounts of $523 and $420                                       26,425             23,542
     Accounts receivable from related parties                                     1,429              1,058
     Inventories (Note 2)                                                        97,656             90,746
     Property held for sale (Note 6)                                              2,519
     Deferred income taxes                                                        5,555              3,128
     Prepaid expenses and other                                                   4,753              4,118
                                                                         ---------------    ---------------
            TOTAL CURRENT ASSETS                                                145,258            124,488
                                                                         ---------------    ---------------

NET PROPERTY, PLANT & EQUIPMENT                                                 154,884            150,517

OTHER ASSETS
     Investment in joint venture partnerships                                    72,711              9,909
     Advances to joint venture partnerships                                       1,359              4,163
     Goodwill                                                                    43,361             43,445
     Intangibles and other                                                        6,439              4,967
                                                                         ---------------    ---------------

                                                                         $      424,012      $     337,489
                                                                         ===============    ===============
                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Current portion of long-term debt (Note 7)                                     357                254
     Accounts payable                                                            20,801             17,877
     Accrued payroll liabilities                                                  3,515              4,135
     Deferred revenues                                                            3,595                392
     Current portion of environmental liabilities (Note 4)                        2,463              2,202
     Other accrued liabilities                                                    9,502              6,360
                                                                         ---------------    ---------------
             TOTAL CURRENT LIABILITIES                                           40,233             31,220
                                                                         ---------------    ---------------

DEFERRED INCOME TAXES                                                            16,210             15,994
LONG-TERM DEBT LESS CURRENT PORTION (Notes 5 and 7)                             107,723             44,475
ENVIRONMENTAL LIABILITIES,
     NET OF CURRENT PORTION (Note 4)                                             29,635             20,736
OTHER LONG-TERM LIABILITIES                                                       3,272              1,251

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred  stock--20,000  shares  authorized,  none  issued
     Class A common stock--75,000 shares $1 par value
         authorized, 5,903 and 5,773 shares issued and outstanding                5,903              5,773
     Class B common stock--25,000 shares $1 par value
         authorized, 4,445 and 4,575 shares issued and outstanding                4,445              4,575
     Additional paid-in capital                                                 113,747            113,747
     Retained earnings                                                          102,844             99,718
                                                                         ---------------    ---------------
                                                                                226,939            223,813
                                                                         ---------------    ---------------

                                                                         $      424,012      $     337,489
                                                                         ===============    ===============


                      The accompanying notes are an integral part of this statement

                                          SCHNITZER STEEL INDUSTRIES, INC.
                                        CONSOLIDATED STATEMENT OF OPERATIONS
                                      (in thousands, except per share amounts)

                                                    (unaudited)




                                              For The Three Months Ended               For The Six Months Ended
                                          ------------------------------------    -----------------------------------
                                           February 28,        February 29,        February 28,       February 29,
                                               1997                1996                1997               1996
                                          ----------------   -----------------    ----------------   ----------------

REVENUES                                  $        76,599    $         82,721     $       159,299     $      154,312

COSTS AND EXPENSES:
      Cost of goods sold and
             other operating expenses              69,062              70,436             143,261            130,474
      Selling and administrative                    5,823               4,269              10,498              8,704
                                          ----------------   -----------------    ----------------   ----------------
                                                   74,885              74,705             153,759            139,178

Income from joint ventures                          1,053                 193               1,780              1,649
                                          ----------------   -----------------    ----------------   ----------------

INCOME FROM OPERATIONS                              2,767               8,209               7,320             16,783
                                          ----------------   -----------------    ----------------   ----------------

OTHER INCOME (EXPENSE):
      Interest expense                             (1,503)             (1,177)             (2,032)            (2,110)
      Other income                                    927               1,036               1,025              1,089
                                          ----------------   -----------------    ----------------   ----------------
                                                     (576)               (141)             (1,007)            (1,021)
                                          ----------------   -----------------    ----------------   ----------------

INCOME BEFORE INCOME TAXES                          2,191               8,068               6,313             15,762

Income tax provision                                 (813)             (2,668)             (2,154)            (5,284)
                                          ----------------   -----------------    ----------------   ----------------

NET INCOME                                $         1,378    $          5,400     $         4,159     $       10,478
                                          ================   =================    ================   ================


EARNINGS PER SHARE                        $          0.13    $           0.65     $          0.40     $         1.29
                                          ================   =================    ================   ================








                           The accompanying notes are an integral part of this statement


                                                            4

                        SCHNITZER STEEL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                   (unaudited)

                                             Class A                 Class B
                                            Common Stock           Common Stock        Additional
                                       ---------------------------------------------    Paid-in        Retained
                                       Shares    Amount        Shares      Amount       Capital        Earnings          Total
                                       --------  -----------   --------   ----------  -------------  --------------  --------------

BALANCE AT 8/31/95                       3,128   $    3,128      4,761    $   4,761   $     47,322   $      80,762   $     135,973

Class A common stock issued              2,500        2,500                                 67,350                          69,850
Class B common stock converted
    to Class A common stock                186          186       (186)        (186)
Class A common stock repurchased           (41)         (41)                                  (925)                           (966)
Net income                                                                                                  20,783          20,783
Dividends paid                                                                                              (1,827)         (1,827)
                                       --------  -----------   --------   ----------  -------------  --------------  --------------

BALANCE AT 8/31/96                       5,773        5,773      4,575        4,575        113,747          99,718         223,813

Net income                                                                                                   4,159           4,159
Class B common stock converted
    to Class A common stock                130          130       (130)        (130)
Dividends paid                                                                                              (1,033)         (1,033)
                                       --------  -----------   --------   ----------  -------------  --------------  --------------

BALANCE AT 2/28/97                       5,903   $    5,903      4,445    $   4,445   $    113,747   $     102,844   $     226,939
                                       ========  ===========   ========   ==========  =============  ==============  ==============






                             The accompanying notes are an integral part of this statement.

                                                              5

                                 SCHNITZER STEEL INDUSTRIES, INC.
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (in thousands)

                                           (unaudited)

                                                                  For The Six Months Ended
                                                            ---------------------------------------
                                                             February 28,           February 29,
                                                                 1997                   1996
                                                            ----------------       ----------------

OPERATIONS
     Net income                                             $         4,159        $        10,478
     Noncash items included in income:
        Depreciation and amortization                                 8,600                  6,918
        Deferred income taxes                                        (2,211)                (2,415)
        Equity in earnings of joint ventures
           and other investments                                     (1,780)                (1,648)
        Loss (gain) on disposal of assets                               (32)                    34
     Cash provided (used) by assets and liabilities:
        Accounts receivable                                            (603)                   587
        Inventories                                                  (4,769)               (20,122)
        Prepaid expenses and other                                      (58)                (2,501)
        Accounts payable                                             (2,584)                 2,091
        Deferred revenue                                              3,203                 (3,474)
        Accrued expenses                                             (2,073)                (4,133)
        Environmental liabilities                                      (639)
        Other assets and liabilities                                  1,049                 (2,198)
                                                            ----------------       ----------------

     NET CASH PROVIDED (USED) BY OPERATIONS                           2,262                (16,383)
                                                            ----------------       ----------------

INVESTMENTS
     Payment for purchase of Proler                                 (42,456)
     Capital expenditures                                            (8,079)               (35,348)
     Advances (to) from joint ventures                                2,804                   (930)
     Investments in joint ventures                                  (27,378)
     Distributions from joint ventures                               36,608                  1,520
     Capitalization of losses on assets held for sale                  (552)
     Proceeds from sale of assets                                     4,498                  1,286
                                                            ----------------       ----------------

     NET CASH USED BY INVESTMENTS                                   (34,555)               (33,472)
                                                            ----------------       ----------------

FINANCING:
     Proceeds from sale of Class A common stock                                             69,850
     Dividends declared and paid                                     (1,033)                  (789)
     Increase in long-term debt                                      63,525                 29,808
     Reduction in long-term debt                                    (25,174)               (48,864)
                                                            ----------------       ----------------

     NET CASH PROVIDED BY FINANCING                                  37,318                 50,005
                                                            ----------------       ----------------

NET INCREASE IN CASH                                                  5,025                    150

CASH AT BEGINNING OF PERIOD                                           1,896                  1,598
                                                            ----------------       ----------------

CASH AT END OF PERIOD                                       $         6,921        $         1,748
                                                            ================       ================




                  The accompanying notes are an integral part of this statement.
                                                   6

                        SCHNITZER STEEL INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
        FOR THE SIX MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                                  (Unaudited)




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation
---------------------

         The accompanying unaudited interim financial statements of Schnitzer Steel Industries, Inc. (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the fiscal year ended August 31, 1996. The results for the six months ended February 28, 1997 are not necessarily indicative of the results of operations for the entire year.

Net Income Per Common Share
---------------------------

         Net income per common share is based on the weighted average number of common shares outstanding of 10,413,655 and 8,338,336 for the three months ended February 28, 1997 and February 29, 1996, respectively, and 10,412,803 and 8,142,857 for the six months ended February 28, 1997 and February 29, 1996, respectively.


NOTE 2 - INVENTORIES:

         Inventories consist of the following (in thousands):

                                                                     February 28,        August 31,
                                                                          1997              1996
                                                                      (Unaudited)         (Audited)
                                                                     ------------      ------------

                  Scrap metals                                        $   22,425       $   21,006
                  Work in process                                         11,400           24,535
                  Finished goods                                          47,236           29,767
                  Supplies                                                16,595           15,438
                                                                       ---------       ----------

                                                                      $   97,656       $   90,746
                                                                       =========       ==========

         Scrap metal inventories are valued at LIFO; the remainder are at FIFO. The determination of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on the Company's estimates of expected year-end inventory levels and costs. The cost of scrap metal inventories exceeded the stated LIFO value by $7,336 and $8,215 at February 28, 1997 and August 31, 1996, respectively.

                        SCHNITZER STEEL INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
        FOR THE SIX MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                                  (Unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS:

         Certain shareholders of the Company own significant interests in, or are related to owners of, the entities discussed below. As such, these entities are considered related parties for financial reporting purposes.


         Transactions Affecting Cost of Goods Sold and Other Operating Expenses
         ----------------------------------------------------------------------

         The Company charters several vessels from related shipping companies to transport scrap metal to foreign markets. In 1993, the Company signed a five-year time-charter agreement for one vessel. The agreement guarantees the ship owner a residual market value of $2,500,000 at the end of the time-charter. The Company entered into two additional seven-year time-charters in May 1995. Charges incurred for these charters were $2,441,000 and $2,613,000 for the three months ended February 28, 1997 and February 29, 1996, respectively, and $4,503,000 and $4,266,000 for the six months ended February 28, 1997 and February 29, 1996, respectively.

         The Company purchased scrap metals from its joint venture operations totaling $2,165,000 and $1,792,000 for the three months ended February 28, 1997 and February 29, 1996, respectively, and $4,266,000 and $4,021,000 for the six months ended February 28, 1997 and February 29, 1996, respectively.

         The Company leases certain land and buildings from a real estate company which is a related entity. The rent expense was $357,000 and $324,000 for the three months ended February 28, 1997 and February 29, 1996, respectively, and $711,000 and $629,000 for the six months ended February 28, 1997 and February 29, 1996, respectively.


         Transactions Affecting Selling and Administrative Expenses
         ----------------------------------------------------------

         The Company performs some administrative services and provides operation and maintenance of management information systems for certain related parties. These services are charged to the related parties based upon costs plus a 15% margin for overhead and profit. The administrative charges totaled $362,000 and $366,000 for the three months ended February 28, 1997 and February 29, 1996, respectively, and $510,000 and $500,000 for the six months ended February 28, 1997 and February 29, 1996, respectively.


         Transactions Affecting Other Income (Expense)
         ---------------------------------------------

         The vessels discussed above are periodically sub-chartered to third parties. In this case, a related shipping agency company acts as the Company's agent in the collection of income and payment of expenses related to sub-charter activities. There was no sub-charter activity during the three months ended February 28, 1997 and February 29, 1996. For the six months ended February 28, 1997 and February 28, 1996, charges incurred for sub-charter activities were $870,000 and $2,590,000, respectively, offset by income of $747,000 and $2,634,000, respectively.

                        SCHNITZER STEEL INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
        FOR THE SIX MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                                  (Unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED):

         Transactions Affecting Property, Plant & Equipment
         --------------------------------------------------

         From time to time, the law firm of Ball Janik LLP of which director Robert S. Ball is a partner, provides legal services to the Company. Mr. Ball is a director, significant shareholder and the secretary of Electrical Construction Company (ECC), an electrical contractor, which has provided electrical construction services on the Company's new rolling mill. The Company paid ECC $5,927,000 and $8,940,000 for the three and six months ended February 29, 1996, respectively. No payments to ECC have been made in fiscal 1997.


NOTE 4 - ENVIRONMENTAL LIABILITIES:

         In conjunction with the due diligence proceedings for the Company's acquisition of Manufacturing Management, Inc. (MMI) in March 1995, an independent third-party consultant was hired to estimate the costs to cure both current and future potential environmental liabilities. The cumulative provision for the total costs specified in the consultant's report was included in MMI's statement of operations prior to its acquisition by the Company. This reserve was carried over to the Company's balance sheet and at February 28, 1997 aggregated $22.0 million.

         A portion of the liability relates to the ongoing investigation and cleanup of the Hylebos Waterway in Tacoma, adjacent to which MMI's subsidiary, General Metals of Tacoma, Inc. (GMT), operates a scrap yard. GMT, along with over sixty other parties, has been named as a potentially responsible party (PRP) for contaminated sediment and alleged damage to natural resources in the waterway. GMT and five other PRPs have entered into an Administrative Order of Consent with the U.S. Environmental Protection Agency (EPA) to fund a study of sediment contamination and remediation alternatives. GMT's share of the estimated $6 million study, which is expected to be completed in 1997, is approximately $1 million. The remaining recorded liability covers third-party sites at which MMI has been named as a PRP, as well as potential future cleanup of other sites at which MMI has conducted business or allegedly disposed of materials.

         In 1996, prior to the Company's acquisition of Proler International Corp. (Proler) (see Note 5), an independent third-party consultant was engaged to estimate the costs to cure present and future environmental liabilities related to Proler's wholly-owned and joint venture properties. Under AICPA Statement of Position No. 96-1, Proler recorded a liability of $8.6 million for the probable costs to remediate its wholly-owned properties based upon the consultant's estimates, increasing its environmental reserve to $9.8 million. The Company carried over this reserve to its financial statements upon acquiring Proler and it remained outstanding on February 28, 1997. Also, Proler's joint venture operations recorded additional liabilities of $4.1 million for the probable costs to remediate its properties based upon the consultant's estimates.

         Between 1982 and 1987, MRI Corporation (MRI), a subsidiary of Proler, operated a tin can shredding and detinning facility in Tampa, Florida. In 1989 and 1992, the EPA conducted a site investigation of this property and, in December 1996, added the site to the "National Priorities List". MRI, along with several other parties have been named as PRPs for the site by the EPA. Additionally, Proler and this subsidiary have been named or identified as PRPs at several other sites.

                        SCHNITZER STEEL INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
        FOR THE SIX MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                                  (Unaudited)


NOTE 4 - ENVIRONMENTAL LIABILITIES (CONTINUED):

         As part of the Proler acquisition, the Company became a fifty-percent owner of Hugo Neu-Proler Company (HNP). HNP has agreed to be responsible for a multi-year, phased remedial clean-up project involving certain environmental conditions on its scrap processing facility at its Terminal Island site in Los Angeles, California, as part of a recent lease renewal with the Port of Los Angeles, by the year 2001. Remediation will include limited excavation and treatment of contaminated soils, paving, installation of a stormwater management system, construction of a noise barrier and perimeter wall around the facility and groundwater monitoring.



NOTE 5 - ACQUISITION OF PROLER INTERNATIONAL CORP.:

         On November 29, 1996, PIC Acquisition Corp. (PIC), a wholly owned subsidiary of the Company, acquired 4,079,000 shares of common stock of Proler International Corp. (Proler), representing approximately 86% of the outstanding shares of Proler, for $9 cash per share pursuant to a tender offer for all of the outstanding shares of common stock of Proler. Subsequent to November 30, 1996, PIC purchased an additional 342,600 shares, thereby increasing its ownership to approximately 94% of the outstanding Proler shares. On December 6, 1996, the Company completed the merger of PIC with Proler and, as a result, Proler became a wholly-owned subsidiary of the Company. As a result of the merger, all remaining outstanding shares of Proler common stock were converted into the right to receive the same $9 per share in cash paid in the tender offer. The Company borrowed funds to pay for the Proler shares under its existing credit facilities.

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


                                                              For the Six Months Ended
                                                            February 28,        February 29,
                                                               1997                1996
                                                            ----------          ------------
                                                                    (in thousands)

         Revenues                                           $  162,445           $  161,232
                                                             =========            =========

         Net (loss) income                                  $   (2,460)          $    6,881
                                                             =========            =========

         (Loss) earnings per share                          $    (0.24)          $     0.85
                                                            ==========            =========


                        SCHNITZER STEEL INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
        FOR THE SIX MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                                  (Unaudited)


NOTE 5 - ACQUISITION OF PROLER INTERNATIONAL CORP. (CONTINUED):

         During the six months ended February 28, 1997, Proler recorded a provision for environmental liabilities of $8.6 million.

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


NOTE 6 - PROPERTY HELD FOR SALE:

         Certain properties which the Company acquired when it purchased Proler (see Note 5) are being held for sale. The assets have been recorded at their estimated fair market values. The Company capitalized losses from operations and ongoing operating expenses, related to the maintenance of the properties, which have been incurred since the Company's acquisition of Proler, aggregating $552,000. The Company expects to dispose of the assets within a year.


NOTE 7 - LONG-TERM DEBT:

         In conjunction with the acquisition of Proler (see Note 5), the Company assumed a $25,000,000 note due to Proler's bank. Subsequent to the acquisition, the Company refinanced this balance under its existing credit facilities.

         In February 1997, the Company issued tax-exempt economic development revenue bonds aggregating $7.7 million to finance certain industrial facilities owned by Cascade Steel Rolling Mills, Inc. The bonds, which were issued through the State of Oregon, are guaranteed by a letter of credit issued by a bank on behalf of the Company. Interest is currently payable monthly at a variable rate, which was 3.45% at February 28, 1997. The bonds are due on January 1, 2021.


NOTE 8 - SUBSEQUENT EVENTS:

         On April 14, 1997 the Board of Directors declared a 5 cent per share dividend on Class A and Class B common stock payable on May 21, 1997 to holders of record on May 6, 1997.

         In April 1997, the Company issued a private placement memorandum in an effort to raise $100 million by offering senior unsecured notes. The terms of the debt have not yet been finalized. In anticipation of the debt issuance, the Company entered into an interest rate swap agreement in February 1997. As of February 28, 1997, the deferred gain related to the agreement was not material.

                        SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company operates in two business segments. Scrap Operations collects, processes and recycles steel scrap through facilities in Oregon, Washington, Alaska and California. Additionally, as a result of its acquisition of Proler International Corp. (Proler) effective November 29, 1996 (see Note 5 to the accompanying consolidated financial statements), through joint ventures, the Company participates in the management of an additional 15 scrap collection and processing facilities, including export terminals in Los Angeles, California; Everett, Massachusetts; Providence, Rhode Island and Jersey City, New Jersey. Steel Operations operates a mini-mill in Oregon which produces finished steel products and maintains mill depots in California.

RESULTS OF OPERATIONS

         The Company's revenues and operating results by business segment are summarized below (in thousands, except number of shipments):


                                             For the Three Months Ended            For the Six Months Ended
                                          --------------------------------        ---------------------------
                                             2/28/97            2/29/96            2/28/97          2/29/96
                                          -----------         ----------          ---------        ----------
                                                                         (unaudited)
         REVENUES:
         Scrap Operations:
             Ferrous sales                 $   44,400         $   59,345          $   91,589       $  108,598
             Nonferrous sales                   2,539              2,728               4,702            5,623
             Other sales                        4,476              1,715               6,282            3,071
                                           ----------         ----------          ----------       ----------
                 Total sales                   51,415             63,788             102,573          117,292

         Ferrous sales to Steel Operations    (10,447)           (12,172)            (22,748)         (27,860)
         Steel Operations                      35,631             31,105              79,474           64,880
                                           ----------         ----------          ----------      -----------
                 Total                     $   76,599         $   82,721          $  159,299      $   154,312
                                           ==========         ==========          ==========      ===========

         INCOME FROM OPERATIONS:
         Scrap Operations                  $    2,593         $    7,586          $    6,865      $    13,914
         Steel Operations                       1,031              1,582               2,194            4,100
         Joint ventures                         1,053                193               1,780            1,649
         Corporate expense & eliminations      (1,910)            (1,152)             (3,519)          (2,880)
                                           ----------         ----------          ----------      -----------
                 Total                     $    2,767         $    8,209          $    7,320      $    16,783
                                           ==========         ==========          ==========      ===========

         NET INCOME                        $    1,378         $    5,400          $    4,159      $    10,478
                                           ==========         ==========          ==========      ===========


                        SCHNITZER STEEL INDUSTRIES, INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS (Continued):


                                                 For the Three Months Ended          For the Six Months Ended
                                               ----------------------------       ---------------------------
                                                2/28/97             2/29/96        2/28/97          2/29/96
                                               --------           ---------       ----------     ------------
                                                                           (unaudited)
         SHIPMENTS:
         SCRAP OPERATIONS Ferrous scrap (long tons):
             To Steel Operations                     94                 103               204             229
             To unaffiliated customers              246                 311               501             511
                                               --------           ---------       -----------     -----------
                  Total                             340                 414               705             740
                                              =========           =========       ===========     ===========

         Number of scrap export shipments             7                  10                15              15
                                              =========            ========       ===========     ===========

         Nonferrous scrap (pounds)                5,826               5,938            11,916          11,710
                                              =========            ========       ===========     ===========

         STEEL OPERATIONS
         Finished steel products (short tons)       105                  90               238             188
                                              =========          ==========       ===========     ===========


         REVENUES. For the three and six months ended February 28, 1997, consolidated revenues decreased $6.1 million (7%) and increased $5.0 million (3%), respectively, compared with the same periods last year. Scrap Operations' revenues declined while revenues generated by Steel Operations increased for the second quarter of fiscal 1997 and year-to-date.

         Revenues from Scrap Operations before intercompany eliminations decreased by $12.4 million (19%) for the three months ended February 28, 1997, reflecting lower ferrous scrap shipments and average selling prices. Ferrous sales decreased $14.9 million (25%) to $44.4 million. Due primarily to the timing of ferrous scrap export shipments, the Company's foreign sales declined by 81,200 tons (29%). Shipments to the Company's unaffiliated domestic customers increased by 16,700 tons, offsetting a slight decrease in shipments to Steel Operations. Due to what the Company believes to be a temporary build-up in scrap inventories by steel mills, average selling prices for ferrous scrap on the world market have declined. The Company's average selling price for ferrous scrap declined $13 to $131 per ton. Ferrous scrap export selling prices on sales booked so far during the third quarter of fiscal 1997 are over $13 per ton higher than the average price realized during the second quarter.

         For the six months ended February 28, 1997, Scrap Operations' revenues, before intercompany eliminations, were $14.7 million (13%) less than the same period last year as a result of lower average selling prices and tonnage shipped. Ferrous scrap sales to unaffiliated customers decreased $11.9 million (15%) as shipments to unaffiliated customers decreased by 9,400 tons (2%). Although the Company shipped fifteen bulk exports, which was consistent with last year, the average tons per shipment were lower. The average ferrous scrap selling price per ton declined by $17 to $130. Total sales to Steel Operations declined by 25,600 tons due to Steel Operations' efforts to reduce scrap inventory levels.

         Steel Operations' revenues increased $4.5 million (15%) for the three months ended February 28, 1997 compared with the same quarter in fiscal 1996. The increase resulted from a 17% increase in shipments to 105,200 tons, partially offset by a decrease in the average selling price from $345 to $339 per ton. The addition of a new rolling mill in February 1996 has enabled the Company to ship more tons. While average selling prices for all product categories declined, the impact on the overall average selling price per ton was somewhat mitigated by a change in product mix toward more higher priced merchant bar products. The expansion of steel-making capacity by the Company's competitors and an influx of finished steel shipments from Mexico into Southern California have been predominantly responsible for the decline in average selling prices in the market on the West Coast.

         For the six months ended February 28, 1997, revenues generated by Steel Operations increased 22% to $79.5 million because of the addition of the new rolling mill. Finished steel shipments increased 27% (49,900 tons) to 238,100 tons. A decline in the average selling price from $345 to $334 per ton, however, offset some of the impact of the higher shipments. The average selling price for all product categories decreased and the mix of products sold changed slightly to emphasize more lower priced reinforcing bar (rebar) products, resulting in the overall decline in the average selling price. The capacity expansion by the Company's competitors and influx of finished steel shipments from Mexico accounted for the decline in average selling prices for the six months ended February 28, 1997 as well.

         COST OF GOODS SOLD. Overall, cost of goods sold decreased $1.4 million (2%) during the second quarter of fiscal 1997 compared with the second quarter of fiscal 1996. Cost of goods sold as a percentage of revenues increased from 85% to 90% and gross profit declined by $4.7 million (39%) due to the decline in average selling prices realized by both Scrap and Steel Operations. For the six months ended February 28, 1997, compared with the same period last year, consolidated cost of goods sold increased $12.8 million (10%). Cost of goods sold as a percentage of revenues increased from 85% to 90% for this period as well and gross profit declined $7.8 million (33%), again due to a decrease in the average selling prices for steel and scrap products.

         For the three months ended February 28, 1997, Scrap Operations' average cost of goods sold per ton of ferrous scrap remained unchanged at $122 per ton. However, cost of goods sold as a percentage of revenues increased from 84% to 89% because of the reduction in average selling prices. Gross profit declined $4.5 million (44%) to $5.8 million due to the impact of lower average selling prices and lower shipments.

         As part of its acquisition of MMI, the Company acquired a property which it subsequently sold to a related party. The Company had recorded an environmental reserve for the property when it was acquired. When the Company sold the property, the Company was required to provide an indemnity to cover any environmental issues. During the second quarter of fiscal 1997, the Company's responsibilities under the indemnity agreement were relieved and the Company recognized the remaining environmental reserve of $.9 million as a reduction of cost of goods sold for that period.

         Scrap Operations' average ferrous scrap cost of goods sold for the fiscal year-to-date as of February 28, 1997 declined $7 to $118 per ton. The decline in average selling prices per ton resulted in an increase in cost of goods sold as a percentage of revenues from 84% to 88%. The lower average selling prices, along with lower shipments, resulted in a $6.4 million (34%) decrease in gross profit to $12.5 million.

         Steel Operations' average cost of goods sold per ton remained virtually unchanged for the quarter ended February 28, 1997 compared with the same quarter last year despite the shift in mix to higher cost merchant bar products. The decline in selling prices resulted in an increase in cost of sales as a percentage of revenues from 93% to 95% and caused a decline in gross profit of 19% to $1.7 million. An increase in finished steel shipments partially mitigated the impact of lower prices on the gross profit.

         For the six months ended February 28, 1997, Steel Operations' average cost of goods sold per ton increased 1% to $319. Lower average selling prices for finished steel shipments reduced the gross profit by 33% to $3.5 million and resulted in an increase in cost of sales as a percentage of revenues from 92% to 96%. Again, higher shipments partially offset the impact that lower prices had on the total gross profit.

         SELLING AND ADMINISTRATIVE EXPENSES. For the three and six months ended February 28, 1997, selling and administrative expenses increased predominantly as a result of increases in staffing to accommodate corporate growth and the Proler acquisition.

         INCOME FROM JOINT VENTURES. Income from joint ventures for the three and six months ended February 28, 1997 increased $.9 million and $.1 million, respectively, predominantly due to the acquisition of the Proler joint ventures (see Note 5 to the consolidated financial statements). For the six months ended February 28, 1997, income from the Company's industrial plant reclamation and asbestos removal joint ventures declined because those joint ventures had major projects in progress during the first quarter of fiscal 1996 which were completed during that quarter.

         INTEREST EXPENSE. Interest expense for the second quarter of fiscal 1997 increased $.3 million to $1.5 million because of debt incurred to finance the acquisition of Proler. For the six months ended February 28, 1997, interest expense declined as a result of lower average borrowings for the first quarter of fiscal 1997, as the Company used funds generated from operations and proceeds from an offering of its common stock in February 1996 to pay down debt. The decline was largely offset, however, by additional interest incurred on debt incurred to finance the Proler acquisition.

         LIQUIDITY AND CAPITAL RESOURCES. For the six months ended February 28, 1997, cash generated by operations was $2.3 million compared with cash used by operations of $16.4 million for the same period last year. The positive cash flow this year-to-date is predominantly attributable to the fact that inventories increased less this period than during the same period last year. Since August 31, 1996, Steel Operations' inventories increased $5.4 million, due to decreases in scrap and billet inventories offset by an increase in finished goods. Scrap Operations inventories increased $1.4 million.

         Capital expenditures for the six months ended February 28, 1997 aggregated $8.1 million compared with $35.3 million during the same period last year. Last year's expenditures reflect significant cash payments made in conjunction with the construction of the new rolling mill, which was commissioned in February 1996. The final phase of the new mill, a wire rod block, was completed in February 1997. The Company expects to spend approximately $12 million on capital improvements during the rest of fiscal 1997.

         In March 1995, the Company purchased all of the outstanding stock of Manufacturing Management, Inc. (MMI). Prior to the acquisition, MMI established a reserve of approximately $24 million to reflect the cost to cure environmental liabilities, which reserve was carried over to the Company's balance sheet. Additionally, in conjunction with the Company's acquisition of Proler in November 1996, the Company recorded environmental liabilities of $9.8 million, representing the reserve that Proler had established prior to the acquisition. As of February 28, 1997, the remaining balance of these reserves aggregated $32.1 million. The Company expects to require significant future cash outlays as it incurs the actual costs relating to the remediation of such environmental liabilities.

         At February 28, 1997, the Company had a $100 million unsecured revolving credit facility which expires in March 2000 and had additional lines of credit available of $55 million, $35 million of which was uncommitted. In the aggregate, the Company had borrowings outstanding under these lines of $97.5 million as of that date The increase in borrowings outstanding under the lines since August 31, 1996 is predominantly due to the acquisition of Proler in November 1996 offset by additional financing of approximately $7.7 million related to the Company's Steel Operations.

The Company believes that the current cash balance, internally generated funds, and existing credit facilities will provide adequate financing for capital expenditures, working capital and debt service requirements for the next twelve months. The Company is currently seeking to raise $100 million through a private placement of senior notes to take advantage of currently available interest rates. The proceeds from the placement will be used to repay existing bank debt and for general corporate purposes, including potential acquisitions. The terms of the notes have not yet been finalized. Additionally, the Company is currently renegotiating to extend the term of its $100 million revolving credit facility. In the longer term, the Company may seek to finance business expansion with additional borrowing arrangements or additional equity financing.


FORWARD LOOKING STATEMENTS. Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements that involve a number of risks and uncertainties. Future market conditions are subject to supply and demand conditions and decisions of other market participants over which the Company has no control and which are inherently difficult to predict. Additionally, among other factors that could cause actual results to differ materially are the following: business conditions and growth in the scrap and steel industries; competitive factors, including pricing pressures from national steel companies; availability of scrap supply; fluctuations in scrap prices; seasonality of results and the uncertainty of the Company being able to complete future acquisitions.

                        SCHNITZER STEEL INDUSTRIES, INC.




ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The 1997 annual meeting of the shareholders was held on January 6, 1997. Holders of 3,392,577 shares of the Company's Class A common stock, entitled to one vote per share, and 4,550,878 shares of the Company's Class B common stock, entitled to ten votes per share, were present in person or by proxy at the meeting.

(b) Leonard Schnitzer, Robert W. Philip, Kenneth M. Novack, Gary Schnitzer, Dori Schnitzer, Carol S. Lewis, Jean S. Reynolds, Manuel
          Schnitzer, Robert S. Ball, William A. Furman and Ralph R. Shaw were elected Directors of the Company.

(c)       The meeting was called for the following purposes:

          1. To elect Leonard Schnitzer, Robert W. Philip, Kenneth M. Novack, Gary Schnitzer, Dori Schnitzer, Carol S. Lewis, Jean S. Reynolds, Manuel Schnitzer, Robert S. Ball, William A. Furman and Ralph R. Shaw as Directors of the Company.

                This proposal was approved as follows:

                                             Votes For            Votes Withheld
                                             ---------            --------------
                Leonard Schnitzer            49,362,307               20,350
                Robert W. Philip             49,362,507               20,150
                Kenneth M. Novack            49,362,507               20,150
                Gary Schnitzer               49,362,507               20,150
                Dori Schnitzer               49,362,507               20,150
                Carol S. Lewis               49,360,307               22,350
                Jean S. Reynolds             49,283,807               98,850
                Manuel Schnitzer             48,984,070               98,587
                Robert S. Ball               49,362,307               20,350
                William A. Furman            49,060,770               21,887
                Ralph R. Shaw                49,365,307               17,350

          2.    To approve the proposed  Amendment  of the 1993 Stock  Incentive
                Plan.

                This proposal was approved by the stockholders with 48,320,346 votes cast for and 322,611 votes cast against. There were 23,175 abstentions and 716,525 broker non-votes.

          3. To approve and ratify the appointment of Price Waterhouse LLP as the independent auditors of the Corporation.

                This proposal was approved by the stockholders with 49,377,133 votes cast for and 1,044 votes cast against. There were 4,480 abstentions and 0 broker non-votes.







ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

(a)      Exhibits

         None


(b)      Reports on Form 8-K

         A Form 8-K was filed on December 13, 1996 to report the acquisition of Proler International Corp. (Proler). The Form 8-K incorporated by reference the unaudited financial statements of Proler as of July 31, 1996 and for the six months then ended from Proler's Form 10-Q for the quarter ended July 31, 1996.

         A Form 8K/A was filed on February 11, 1997 to amend the Form 8-K filed on December 13, 1996. This form 8-K/A incorporated by reference the audited financial statements of Proler and of Proler's joint operations as of January 31, 1996 and 1995 and for the three years ended January 31,1996 from Proler's Form 10-K for the year ended January 31, 1996 and included the required pro forma financial information related to the acquisition of Proler.

                        SCHNITZER STEEL INDUSTRIES, INC.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SCHNITZER STEEL INDUSTRIES, INC.
                                  (Registrant)






Date:  April 14, 1997                                By:/s/Barry A. Rosen
     -------------------                                 ----------------
                                                         Barry A. Rosen
                                                         Vice President, Finance