Form 10-Q
period 1997-05-31
SCHNITZER STEEL INDUSTRIES INC
filed 1997-07-15
CIK 912603

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q




     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 1997 or

     [ ]  Transition  report  pursuant to Section 13 or 15(d) of the  Securities
Exchange Act of 1934 for the transition period from      to     .
                                                    -----  -----

Commission file number 0-22496


                        SCHNITZER STEEL INDUSTRIES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


           OREGON                                    93-0341923
--------------------------------                    -------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)

     3200 N.W. Yeon Ave., P.O Box 10047
     Portland, OR                                     97296-0047
     ----------------------------------               ----------
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

Yes  [X]  No  [ ]

The Registrant had 5,737,326 shares of Class A Common Stock, par value of $1.00 per share and 4,445,328 shares of Class B Common Stock, par value of $1.00 per share outstanding at July 1, 1997.

                        SCHNITZER STEEL INDUSTRIES, INC.





                                      INDEX
                                      -----





                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Consolidated Balance Sheet at May 31, 1997
    and August 31, 1996........................................................3

Consolidated Statement of Operations for the Three Months and
    Nine Months Ended May 31, 1997 and 1996....................................4

Consolidated Statement of Shareholders' Equity for the
    Year Ended August 31, 1996 and the Nine Months
    Ended May 31, 1997.........................................................5

Consolidated Statement of Cash Flows for the
    Nine Months Ended May 31, 1997 and 1996....................................6

Notes to Financial Statements..................................................7

Management's Discussion and Analysis of
   Financial Condition and Results of Operations..............................12



SIGNATURE PAGE................................................................17

                                      SCHNITZER STEEL INDUSTRIES, INC.
                                           CONSOLIDATED BALANCE SHEET
                                   (in thousands, except per share amounts)


                                                                           May 31, 1997         August 31, 1996
                                                                         -----------------     ------------------
                                                                           (Unaudited)             (Audited)
                                 ASSETS
CURRENT ASSETS
     Cash                                                                $          3,957      $           1,896
     Accounts receivable, less allowance for
        doubtful accounts of $524 and $420                                         25,809                 23,542
     Accounts receivable from related parties                                       1,007                  1,058
     Inventories (Note 2)                                                         106,505                 90,746
     Property held for sale (Note 6)                                                2,806
     Deferred income taxes                                                          5,555                  3,128
     Prepaid expenses and other                                                     2,840                  4,118
                                                                         -----------------     ------------------
            TOTAL CURRENT ASSETS                                                  148,479                124,488
                                                                         -----------------     ------------------

NET PROPERTY, PLANT & EQUIPMENT                                                   153,106                150,517

OTHER ASSETS
     Investment in joint venture partnerships                                      67,096                  9,909
     Advances to joint venture partnerships                                         8,559                  4,163
     Goodwill                                                                      42,534                 43,445
     Intangibles and other                                                          6,971                  4,967
                                                                         -----------------     ------------------

                                                                         $        426,745      $         337,489
                                                                         =================     ==================
                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Current portion of long-term debt (Note 7)                                       359                    254
     Accounts payable                                                              17,398                 17,877
     Accrued payroll liabilities                                                    4,303                  4,135
     Deferred revenues                                                              3,719                    392
     Current portion of environmental liabilities (Note 4)                          2,368                  2,202
     Other accrued liabilities                                                     12,171                  6,360
                                                                         -----------------     ------------------
             TOTAL CURRENT LIABILITIES                                             40,318                 31,220
                                                                         -----------------     ------------------

DEFERRED INCOME TAXES                                                              16,210                 15,994
LONG-TERM DEBT LESS CURRENT PORTION (Notes 5 and 7)                               105,031                 44,475
ENVIRONMENTAL LIABILITIES,
     NET OF CURRENT PORTION (Note 4)                                               29,508                 20,736
OTHER LONG-TERM LIABILITIES                                                         3,183                  1,251

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred  stock--20,000  shares  authorized,  none  issued
     Class A common stock--75,000 shares $1 par value
         authorized, 5,803 and 5,773 shares issued and outstanding                  5,803                  5,773
     Class B common stock--25,000 shares $1 par value
         authorized, 4,445 and 4,575 shares issued and outstanding                  4,445                  4,575
     Additional paid-in capital                                                   111,497                113,747
     Retained earnings                                                            110,750                 99,718
                                                                         -----------------     ------------------
                                                                                  232,495                223,813
                                                                         -----------------     ------------------

                                                                         $        426,745      $         337,489
                                                                         =================     ==================


                         The accompanying notes are an integral part of this statement.
                                                        3

                                          SCHNITZER STEEL INDUSTRIES, INC.
                                        CONSOLIDATED STATEMENT OF OPERATIONS
                                      (in thousands, except per share amounts)

                                                    (unaudited)




                                              For The Three Months Ended              For The Nine Months Ended
                                          ------------------------------------    -----------------------------------
                                           May 31, 1997        May 31, 1996        May 31, 1997       May 31, 1996
                                          ----------------   -----------------    ---------------   -----------------

REVENUES                                  $        89,297    $         86,950     $      248,596     $       241,262
                                          ----------------   -----------------    ---------------   -----------------

COSTS AND EXPENSES:
      Cost of goods sold and
             other operating expenses              76,230              74,858            219,434             205,449
      Selling and administrative                    4,888               4,897             15,443              13,484
                                          ----------------   -----------------    ---------------   -----------------
                                                   81,118              79,755            234,877             218,933
                                          ----------------   -----------------    ---------------   -----------------

Income from joint ventures                          2,720                 836              4,500               2,484
                                          ----------------   -----------------    ---------------   -----------------

INCOME FROM OPERATIONS                             10,899               8,031             18,219              24,813
                                          ----------------   -----------------    ---------------   -----------------

OTHER INCOME (EXPENSE):
      Interest expense                             (1,551)               (891)            (3,583)             (3,001)
      Other income (Note 7)                         3,416                (346)             4,441                 743
                                          ----------------   -----------------    ---------------   -----------------
                                                    1,865              (1,237)               858              (2,258)
                                          ----------------   -----------------    ---------------   -----------------

INCOME BEFORE INCOME TAXES                         12,764               6,794             19,077              22,555

Income tax provision                               (4,340)             (2,243)            (6,494)             (7,527)
                                          ----------------   -----------------    ---------------   -----------------

NET INCOME                                $         8,424    $          4,551     $       12,583     $        15,028
                                          ================   =================    ===============   =================


EARNINGS PER SHARE                        $          0.81    $           0.44     $         1.21     $          1.69
                                          ================   =================    ===============   =================






                         The accompanying notes are an integral part of this statement.
                                                        4

                                                 SCHNITZER STEEL INDUSTRIES, INC.
                                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                          (in thousands)

                                                            (unaudited)

                                              Class A                Class B
                                            Common Stock           Common Stock         Additional
                                       ---------------------   ----------------------    Paid-in        Retained
                                        Shares     Amount       Shares      Amount       Capital        Earnings         Total
                                       --------  -----------   --------   ----------- -------------   -------------  --------------

BALANCE AT 8/31/95                       3,128   $    3,128      4,761    $    4,761  $     47,322    $     80,762   $     135,973

Class A common stock issued              2,500        2,500                                 67,350                          69,850
Class B common stock converted
    to Class A common stock                186          186       (186)         (186)
Class A common stock repurchased           (41)         (41)                                  (925)                           (966)
Net income                                                                                                  20,783          20,783
Dividends paid                                                                                              (1,827)         (1,827)
                                       --------  -----------   --------   ----------- -------------   -------------  --------------

BALANCE AT 8/31/96                       5,773        5,773      4,575         4,575       113,747          99,718         223,813

Net income                                                                                                  12,583          12,583
Class B common stock converted
    to Class A common stock                130          130       (130)         (130)
Class A common stock repurchased          (100)        (100)                                (2,250)                         (2,350)
Dividends paid                                                                                              (1,551)         (1,551)
                                       --------  -----------   --------   ----------- -------------   -------------  --------------

BALANCE AT 5/31/97                       5,803   $    5,803      4,445    $    4,445  $    111,497    $    110,750   $     232,495
                                       ========  ===========   ========   =========== =============   =============  ==============















                                  The accompanying notes are an integral part of this statement
                                                                   5

                                 SCHNITZER STEEL INDUSTRIES, INC.
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (in thousands)

                                           (unaudited)

                                                                  For The Nine Months Ended
                                                            ---------------------------------------
                                                              May 31, 1997           May 31, 1996
                                                            ----------------       ----------------

OPERATIONS
     Net income                                             $        12,583        $        15,028
     Noncash items included in income:
        Depreciation and amortization                                13,055                 10,568
        Deferred income taxes                                        (2,211)                  (825)
        Equity in earnings of joint ventures
           and other investments                                     (4,500)                (2,484)
        Loss (gain) on disposal of assets                               (65)                   (74)
     Cash provided (used) by assets and liabilities:
        Accounts receivable                                              64                 (2,925)
        Inventories                                                 (13,618)               (30,204)
        Prepaid expenses and other                                    1,855                 (2,224)
        Accounts payable                                             (5,987)                   (52)
        Deferred revenue                                              3,327                    449
        Accrued expenses                                              1,855                 (3,708)
        Environmental liabilities                                      (861)
        Other assets and liabilities                                   (367)                (2,147)
                                                            ----------------       ----------------

     NET CASH PROVIDED (USED) BY OPERATIONS                           5,130                (18,598)
                                                            ----------------       ----------------

INVESTMENTS
     Payment for purchase of Proler                                 (42,456)
     Capital expenditures                                           (10,499)               (42,920)
     Advances (to) from joint ventures                               (4,396)                   318
     Investments in joint ventures                                  (47,489)
     Distributions from joint ventures                               66,210                  1,945
     Capitalization of losses on assets held for sale                (1,057)
     Proceeds from sale of assets                                     4,859                  1,408
                                                            ----------------       ----------------

     NET CASH USED BY INVESTMENTS                                   (34,828)               (39,249)
                                                            ----------------       ----------------

FINANCING:
     Proceeds from sale of Class A common stock                                             69,850
     Repurchase of Class A common stock                              (2,350)
     Dividends declared and paid                                     (1,551)                (1,310)
     Increase in long-term debt                                      63,526                 38,216
     Reduction in long-term debt                                    (27,866)               (48,903)
                                                            ----------------       ----------------

     NET CASH PROVIDED BY FINANCING                                  31,759                 57,853
                                                            ----------------       ----------------

NET INCREASE IN CASH                                                  2,061                      6

CASH AT BEGINNING OF PERIOD                                           1,896                  1,598
                                                            ----------------       ----------------

CASH AT END OF PERIOD                                       $         3,957        $         1,604
                                                            ================       ================




                  The accompanying notes are an integral part of this statement.
                                             6

                        SCHNITZER STEEL INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MAY 31, 1997 AND 1996
                                  (Unaudited)




Note 1 - Summary Of Significant Accounting Policies:
---------------------------------------------------

Basis of Presentation
---------------------

         The accompanying unaudited interim financial statements of Schnitzer Steel Industries, Inc. (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the fiscal year ended August 31, 1996. The results for the nine months ended May 31, 1997 are not necessarily indicative of the results of operations for the entire year.


Net Income Per Common Share
---------------------------

         Net income per common share is based on the weighted average number of common shares outstanding of 10,371,463 and 10,444,143 for the three months ended May 31, 1997 and 1996, respectively, and 10,399,243 and 8,915,640 for the nine months ended May 31, 1997 and 1996, respectively.


Note 2 - Inventories:
--------------------

         Inventories consist of the following (in thousands):

                                                                      May 31, 1997          August 31, 1996
                                                                       (Unaudited)             (Audited)
                                                                      ------------          ---------------

                  Scrap metals                                         $   28,913             $   21,006
                  Work in process                                          20,291                 24,535
                  Finished goods                                           41,830                 29,767
                  Supplies                                                 15,471                 15,438
                                                                      ------------          -------------

                                                                       $  106,505             $   90,746
                                                                      ============          =============


         Scrap metal inventories are valued at LIFO; the remainder are at FIFO. The determination of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on the Company's estimates of expected year-end inventory levels and costs. The cost of scrap metal inventories exceeded the stated LIFO value by $7,336,000 and $8,215,000 at May 31, 1997 and August 31, 1996, respectively.


Note 3 - Related Party Transactions:
-----------------------------------

         Certain shareholders of the Company own significant interests in, or are related to owners of, the entities discussed below. As such, these entities are considered related parties for financial reporting purposes.

         Transactions Affecting Cost of Goods Sold and Other Operating Expenses
         ----------------------------------------------------------------------

         The Company charters several vessels from related shipping companies to transport scrap metal to foreign markets. In 1993, the Company signed a five-year time-charter agreement for one vessel. The agreement guarantees the ship owner a residual market value of $2,500,000 at the end of the time-charter. The Company entered into two additional seven-year time-charters in May 1995. Charges incurred for these charters were $1,841,000 and $2,310,000 for the three months ended May 31, 1997 and 1996, respectively, and $6,332,000 and $6,536,000 for the nine months ended May 31, 1997 and 1996, respectively.

         The Company purchased scrap metals from its joint venture operations totaling $3,879,000 and $2,260,000 for the three months ended May 31, 1997 and 1996, respectively, and $9,019,000 and $6,281,000 for the nine months ended May 31, 1997 and 1996, respectively.

         The Company leases certain land and buildings from a real estate company which is a related entity. The rent expense was $387,000 and
         $313,000 for the three months ended May 31, 1997 and 1996, respectively, and $1,098,000 and $942,000 for the nine months ended May 31, 1997 and 1996, respectively.


         Transactions Affecting Selling and Administrative Expenses
         ----------------------------------------------------------

         The Company performs some administrative services and provides operation and maintenance of management information systems for certain related parties. These services are charged to the related parties based upon costs plus a 15% margin for overhead and profit. The administrative charges totaled $285,000 and $136,000 for the three months ended May 31, 1997 and 1996, respectively, and $795,000 and $636,000 for the nine months ended May 31, 1997 and 1996, respectively.


         Transactions Affecting Other Income (Expense)
         ---------------------------------------------

         The vessels discussed above are periodically sub-chartered to third parties. In this case, a related shipping agency company acts as the Company's agent in the collection of income and payment of expenses related to sub-charter activities. Charges incurred for these sub-charters were $267,000 for the three months ended May 31, 1996, and $871,000 and $2,858,000 for the nine months ended May 31, 1997 and 1996, respectively. These charges were offset by income of $251,000 for the three months ended May 31, 1996, and $747,000 and $2,883,000 for the nine months ended May 31, 1997 and 1996, respectively. There was no sub-charter activity during the three months ended May 31, 1997.

                       SCHNITZER STEEL INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MAY 31, 1997 AND 1996
                                  (Unaudited)



Note 3 - Related Party Transactions (Continued):
-----------------------------------------------

         Transactions Affecting Property, Plant & Equipment
         --------------------------------------------------

         From time to time, the law firm of Ball Janik LLP, of which director Robert S. Ball is a partner, provides legal services to the Company. Mr. Ball is a director, significant shareholder and the secretary of Electrical Construction Company (ECC), an electrical contractor, which has provided electrical construction services on the Company's new rolling mill. The Company paid ECC $108,000 and $9,048,000 for the three and nine months ended May 31, 1996, respectively. No payments to ECC have been made in fiscal 1997.


Note 4 - Environmental Liabilities:
----------------------------------

         In conjunction with the due diligence proceedings for the Company's acquisition of Manufacturing Management, Inc. (MMI) in March 1995, an independent third-party consultant was hired to estimate the costs to cure both current and future potential environmental liabilities. The cumulative provision for the total costs specified in the consultant's report was included in MMI's statement of operations prior to its acquisition by the Company. This reserve was carried over to the Company's balance sheet and at May 31, 1997 aggregated $22.0 million.

         A portion of the liability relates to the ongoing investigation and cleanup of the Hylebos Waterway in Tacoma, adjacent to which MMI's subsidiary, General Metals of Tacoma, Inc. (GMT), operates a scrap yard. GMT, along with well over sixty other parties, has been named as a potentially responsible party (PRP) for contaminated sediment and alleged damage to natural resources in the waterway. GMT and five other PRP's have entered into an Administrative Order of Consent with the U.S. Environmental Protection Agency (EPA) to fund a pre-remedial design study of sediment contamination and remediation alternatives. GMT's share of the estimated $6 million study, which is expected to be completed in 1997, is approximately $1 million. The remaining recorded liability covers third-party sites at which MMI has been named as a PRP, as well as potential future cleanup of other sites at which MMI has conducted business or allegedly disposed of materials.

         In 1996, prior to the Company's acquisition of Proler International Corp. (Proler) (see Note 5), an independent third-party consultant was engaged to estimate the costs to cure present and future environmental liabilities related to Proler's wholly-owned and joint venture properties. Proler recorded a liability of $8.6 million for the probable costs to remediate its wholly-owned properties based upon the consultant's estimates, increasing its environmental reserve to $9.8 million. The Company carried over the aggregate reserve to its financial statements upon acquiring Proler and $9.7 million remained outstanding on May 31, 1997. Also, Proler's joint venture operations recorded additional liabilities of $4.1 million for the probable costs to remediate their properties based upon the consultant's estimates.

         Between 1982 and 1987, MRI Corporation (MRI), a wholly-owned subsidiary of Proler, operated a tin can shredding and detinning facility in Tampa, Florida. In 1989 and 1992, the EPA conducted site investigations of this property and, in December 1996, added the site to the "National Priorities List". MRI, along with several other parties have been named as PRPs for the site by the EPA. Additionally, Proler and this subsidiary have been named or identified as PRPs at several other sites. Proler included the probable costs associated with this site in the aforementioned reserve.

                       SCHNITZER STEEL INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MAY 31, 1997 AND 1996
                                  (Unaudited)



Note 4 - Environmental Liabilities (Continued):
----------------------------------------------

         As part of the Proler acquisition, the Company became a fifty-percent owner of Hugo Neu-Proler Company (HNP). HNP has agreed, as part of its recent lease renewal with the Port of Los Angeles, to be responsible for a multi-year, phased remedial clean-up project involving certain environmental conditions on its scrap processing facility at its Terminal Island site in Los Angeles, California by the year 2001. Remediation will include limited excavation and treatment of contaminated soils, paving, installation of a stormwater management system, construction of a noise barrier and perimeter wall around the facility, and groundwater monitoring. The probable costs to remediate this property are included in the aforementioned reserve.


Note 5 - Acquisition of Proler International Corp.:
--------------------------------------------------

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


                                                 For the Nine Months Ended
                                                 -------------------------
                                           May 31, 1997             May 31, 1996
                                           ------------             ------------
                                                      (in thousands)

                  Revenues                  $  251,742               $  251,733
                                            ==========               ==========

                  Net income                $    5,964               $    8,801
                                            ==========               ==========

                  Earnings per share        $      .57               $      .99
                                            ==========               ==========

         During the nine months ended May 31, 1997, Proler recorded a provision for environmental liabilities of $8.6 million.

                       SCHNITZER STEEL INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MAY 31, 1997 AND 1996
                                  (Unaudited)



Note 5 - Acquisition of Proler International Corp. (Continued):
--------------------------------------------------------------

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


Note 6 - Property Held for Sale:
-------------------------------

         Certain properties which the Company acquired when it purchased Proler (see Note 5) are being held for sale. The assets have been recorded at their estimated fair market values. The Company capitalized losses from operations and ongoing operating expenses, related to the maintenance of the properties, which have been incurred since the Company's acquisition of Proler, aggregating $1,057,000. The Company expects to dispose of the assets within a year.


Note 7 - Long-term Debt:
-----------------------

         In conjunction with the acquisition of Proler (see Note 5), the Company assumed a $25,000,000 note due to Proler's bank. Subsequent to the acquisition, the Company refinanced this balance under its existing credit facilities.

         In February 1997, the Company issued tax-exempt economic development revenue bonds aggregating $7.7 million to finance certain industrial facilities owned by its Cascade Steel Rolling Mills, Inc. subsidiary. The bonds, which were issued through the State of Oregon, are guaranteed by a letter of credit issued by a bank on behalf of the Company. Interest is currently payable monthly at a variable rate, which was 4.05% at May 31, 1997. The bonds are due on January 1, 2021.

         In February 1997, the Company entered into an interest rate agreement for the sole purpose of locking in the interest rate on a planned private placement of debt. The Company subsequently decided against pursuing the private placement in April 1997 and, thus, recognized the deferred gain on the agreement of approximately $3 million. This amount is included in other income in the accompanying statement of operations for the three and nine months ended May 31, 1997.


Note 8 - Subsequent Events:
--------------------------

         On July 14, 1997, the Board of Directors declared a 5 cent per share dividend on Class A and Class B common stock payable on August 21, 1997 to holders of record on August 6, 1997.

         In June 1997, the Company increased its revolving credit facility to $200 million and extended the maturity of the facility to June 2002.

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

Results of Operations
---------------------

         The Company's revenues and operating results by business segment are summarized below (in thousands, except number of shipments):


                                                For the Three Months Ended           For the Nine Months Ended
                                                --------------------------           -------------------------
                                               May 31, 1997     May 31, 1996      May 31, 1997      May 31, 1996
                                               ------------     ------------      ------------      ------------
                                                                         (unaudited)
         REVENUES:
         Scrap Operations:
             Ferrous sales                    $   51,634      $   50,991          $  143,223       $  159,589
             Nonferrous sales                      3,175           3,317               7,877            8,380
             Other sales                           5,456           1,762              11,738            5,393
                                              ----------      ----------          ----------       ----------
                 Total sales                      60,265          56,070             162,838          173,362

         Ferrous sales to Steel Operations       (18,161)        (13,444)            (40,909)         (41,304)
         Steel Operations                         47,193          44,324             126,667          109,204
                                              ----------      ----------          ----------       ----------
                 Total                        $   89,297      $   86,950          $  248,596       $  241,262
                                              ==========      ==========          ==========       ==========
         INCOME FROM OPERATIONS:
         Scrap Operations                     $    8,261      $    8,121          $   15,126       $   22,035
         Steel Operations                          1,518             740               3,712            4,837
         Joint ventures                            2,720             836               4,500            2,484
         Corporate expense & eliminations         (1,600)         (1,666)             (5,119)          (4,543)
                                              ----------      ----------          ----------       ----------
                 Total                        $   10,899      $    8,031          $   18,219       $   24,813
                                              ==========      ==========          ==========       ==========

         NET INCOME                           $    8,424      $    4,551          $   12,583       $   15,028
                                              ==========      ==========          ==========       ==========

                        SCHNITZER STEEL INDUSTRIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

                                                          For the Three Months Ended          For the Nine Months Ended
                                                          --------------------------          -------------------------
                                                         May 31, 1997     May 31, 1996      May 31, 1997      May 31, 1996
                                                         ------------     ------------      ------------      ------------
                                                                                   (unaudited)
         SHIPMENTS:
         SCRAP OPERATIONS Ferrous scrap (long tons):
             To Steel Operations                             149              114                353              343
             To unaffiliated customers                       221              237                722              747
                                                         -------          -------            -------          -------
                  Total                                      370              351              1,075            1,090
                                                         =======          =======            =======          =======

         Number of scrap export shipments                      6                7                 21               22
                                                         =======          =======            =======          =======

         Nonferrous scrap (pounds)                         6,694            7,438             18,610           19,148
                                                         =======          =======            =======          =======

         STEEL OPERATIONS
         Finished steel products (short tons)                140              134                378              322
                                                         =======          =======            =======          =======


         REVENUES.   For  the  three  and  nine  months   ended  May  31,  1997,
         consolidated revenues increased $2.3 million (3%) and $7.3 million (3%), respectively, compared with the same periods last year.

         Scrap Operations' revenues, including sales to the Company's Steel Operations, increased by $4.2 million (7%) for the three months ended May 31, 1997, reflecting higher ferrous scrap shipments partially offset by lower average selling prices. Ferrous shipments to domestic customers, primarily the Company's Steel Operations, increased by 44,000 tons while ferrous scrap exported decreased by 25,000 tons due to the timing of shipments. The Company made six export shipments this quarter compared with seven for the third quarter of fiscal 1996. The average selling price per ton of ferrous scrap declined $5 to $140, but rose from the average selling price of $131 per ton in the second quarter of fiscal 1997. Ferrous scrap export selling prices on sales booked so far during the fourth quarter of fiscal 1997 are $8 per ton higher than the average price realized during the third quarter.

         For the nine months ended May 31, 1997, Scrap Operations' revenues, including sales to Steel Operations, were $10.5 million (6%) less than the same period last year as a result of lower tonnage shipped and lower average selling prices. Due predominantly to the timing of ferrous export shipments, foreign sales declined 47,000 tons, which was partially offset by increased sales to domestic customers of 32,000 tons. The average ferrous scrap selling price per ton declined by $13 to $133 per ton. The Company believes that, due to a temporary build-up in scrap inventories by scrap processors and steel mills caused by a temporary slackening in demand, the average prices for ferrous scrap on the world market declined during the fourth quarter of fiscal 1996 through the second quarter of fiscal 1997.

                        SCHNITZER STEEL INDUSTRIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):


         Steel Operations' revenues increased $2.9 million (6%) for the three months ended May 31, 1997 compared with the same quarter in fiscal 1996. The increase resulted from a 5% increase in shipments to 140,000 tons and a $6 per ton increase in the average selling price to $337 per ton. During the third quarter of fiscal 1997, Steel Operations sold approximately 5,300 tons of coiled reinforcing bar (rebar) and wire rod products manufactured by the Company's new rod block, which became operational at the end of the previous quarter. The increase in the average selling price per ton is primarily attributable to an increase in sales of higher value merchant bar products offset by a decline in sales of lower priced rebar, although the average selling prices for most products did increase slightly.

         Steel Operation's revenues for the nine months ended May 31, 1997 reflect an increase of $17.5 million (16%) over the same period last year. Tons of finished steel shipped increased by 56,000 tons (17%), due in part to the addition of a new rolling mill in February 1996. However, the effect of these additional sales on revenues was partially offset by an overall decline in the average selling price of finished steel from $339 to $335 per ton. The average selling prices for all product categories declined while the mix of products sold remained relatively unchanged. The expansion of steel-making capacity by the Company's competitors and an influx of finished steel shipments from Mexico into Southern California have been predominantly responsible for the decline in average selling prices in the market on the U.S. West Coast.

         COST OF GOODS SOLD. Overall, the total cost of goods sold increased $1.4 million (2%) during the third quarter of fiscal 1997 compared with the third quarter of fiscal 1996. Cost of goods sold as a percentage of revenues decreased from 86% to 85% and gross profit increased by $1.0 million (8%). For the nine months ended May 31, 1997 compared with the same period last year, consolidated cost of goods sold increased $14.0 million (7%). Cost of goods sold as a percentage of revenues increased from 85% to 88% and gross profit declined $6.7 million (19%).

         For the three months ended May 31, 1997, Scrap Operations' average cost of goods sold per ton of ferrous scrap declined $5 to $114. The favorable impact of this decline was partially offset by the effect of lower average selling prices, resulting in an increase in cost of goods sold as a percentage sales from 81% to 82%. Gross profit increased by $.3 million, however, due to the increase in shipments.

         Scrap Operations' average ferrous scrap cost of goods sold per ton declined by $7 to $116 for the nine months ended May 31, 1997. The decline in average selling prices per ton more than outweighed this reduction, resulting in an increase in cost of goods sold as a percentage of revenues from 83% to 86%. The decline in average selling prices and ferrous scrap shipments caused total gross profit for Scrap Operations to decline by $6.1 million (21%) to $23.4 million.

         Scrap Operations' cost of goods sold for the nine months ended May 31, 1997 was reduced by $.9 million due to the elimination of an environmental reserve for property that the Company acquired as part of the Manufacturing Management, Inc. (MMI) acquisition in March 1995. The Company was required to provide an indemnity to cover any environmental issues related to the property when it sold the property subsequent to the acquisition. During the second quarter of fiscal 1997, the Company's responsibilities under the indemnity agreement were relieved.

                        SCHNITZER STEEL INDUSTRIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):


         Steel Operations' average cost of goods sold per ton remained virtually unchanged for the quarter ended May 31, 1997 compared with the same quarter last year. Reductions in the average cost for most product categories was offset by a shift in the mix of products sold to higher cost products. The increase in average selling prices resulted in a decrease in cost of goods sold as a percentage of sales from 97% to 95% and, along with the increase in tons sold, contributed to an increase in gross profit of $.7 million to $2.2 million.

         For the nine months ended May 31, 1997, Steel Operations' average cost of goods sold per ton increased 1% to $320. Lower average selling prices for the period resulted in an increase in cost of goods sold as a percentage of sales from 94% to 95%. The lower prices, partially offset by the impact of increased tonnage sold, caused the gross profit to decline by $1.0 million to $5.8 million.

         SELLING AND ADMINISTRATIVE EXPENSES. For the nine months ended May 31, 1997, selling and administrative expenses increased predominantly as a result of increases to accommodate corporate growth and the Proler acquisition.

         INCOME FROM JOINT VENTURES. Income from joint ventures for the three and nine months ended May 31, 1997 increased $1.9 million and $2.0 million, respectively, predominantly due to the acquisition of the Proler joint ventures (see Note 5 to the consolidated financial statements). Additionally, during the three months ended May 31, 1997, the Company's joint venture which operates self-service used auto parts yards experienced increased sales over the same period last year due to improved weather conditions. For the nine months ended May 31, 1997, income from the Company's industrial plant reclamation and asbestos removal joint ventures declined because those joint ventures had major projects in progress during the first quarter of fiscal 1996 which were completed during that quarter.

         INTEREST EXPENSE. Interest expense for the third quarter of fiscal 1997 increased $.7 million because of debt incurred to finance the acquisition of Proler. For the nine months ended May 31, 1997, interest expense increased $.6 million as a result of slightly higher average borrowings and higher average interest rates. The increase in borrowings due to the acquisition of Proler was offset by lower average borrowings during the first quarter of fiscal 1997. The Company used funds generated from an offering of its common stock in February 1996 to pay down debt.

         LIQUIDITY AND CAPITAL RESOURCES. For the nine months ended May 31, 1997, cash generated by operations was $5.1 million compared with cash used by operations of $18.6 million for the same period last year. The positive cash flow this year-to-date is predominantly attributable to the fact that inventories increased less this period than during the same period last year. Since August 31, 1996, Steel Operations' inventories increased by $7.9 million due to an increase in finished goods, partially offset by decreases in scrap and billet inventories. Scrap Operations' inventories also increased $7.9 million during the same period.

         Capital expenditures for the nine months ended May 31, 1997 aggregated $10.5 million compared with $42.9 million during the same period last year. Last year's expenditures reflect significant cash payments made in conjunction with the construction of the new rolling mill, which was commissioned in February 1996. The final phase of the new mill, a wire rod block, was completed in February 1997. The Company expects to spend approximately $7 million on capital improvements during the rest of fiscal 1997.

         In March 1995, the Company purchased all of the outstanding stock of MMI. Prior to the acquisition, MMI established a reserve of approximately $24 million to reflect the cost to cure environmental liabilities, which reserve was carried over to the Company's balance sheet. Additionally, in conjunction with the Company's acquisition of Proler in November 1996, the Company recorded environmental liabilities of $9.8 million, representing the reserve that Proler had established prior to the acquisition. At May 31, 1997, the remaining balance of these reserves aggregated $31.9 million. The Company expects to require significant future cash outlays as it incurs the actual costs relating to the remediation of such environmental liabilities.

         On June 2, 1997, the Company completed a renegotiation of its revolving credit agreement whereby it increased the facility to $200 million and extended the maturity of the facility to June 2002. As of May 31, 1997, the Company also had additional lines of credit available of $55 million, $35 million of which was uncommitted. In the aggregate, the Company had borrowings outstanding under these lines of $94.7 million as of that date. The increase in borrowings outstanding under the lines since August 31, 1996 is predominantly due to the acquisition of Proler in November 1996 offset by additional financing of approximately $7.7 million related to the Company's Steel Operations.

         The Company believes that the current cash balance, internally generated funds and existing credit facilities will provide adequate financing for capital expenditures, working capital and debt service requirements for the next twelve months. In the longer term, the
         Company may seek to finance business expansion with additional borrowing arrangements or additional equity financing.


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


                                       SCHNITZER STEEL INDUSTRIES, INC.
                                       (Registrant)






Date:  July 15, 1997                   By:/s/Barry A. Rosen
     ---------------                      ------------------------
                                          Barry A. Rosen
                                          Vice President, Finance