Form 10-K405
period 1997-08-31
SCHNITZER STEEL INDUSTRIES INC
filed 1997-11-21
CIK 912603

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended August 31, 1997         Commission File Number 0-22496

                        SCHNITZER STEEL INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         OREGON                                          93-0341923
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

   3200 N.W. Yeon Ave., P.O. Box 10047
             Portland, OR                                97296-0047
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code: (503) 224-9900

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                       Class A Common Stock, $1 par value
             ------------------------------------------------------
                                (Title of class)

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

The aggregate market value and the number of voting shares of the registrant's common stock outstanding on September 30, 1997 was:

                                Shares Outstanding Held By            Market Value
Title of Each Class          --------------------------------              Held By
  of Common Stock            Affiliates        Non-Affiliates       Non-Affiliates
-------------------          ----------        --------------       --------------
Class A, $1 par value            76,100             5,668,726         $190,610,912
Class B, $1 par value         4,437,828                     0                  N/A

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated herein by reference in Part III.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K


                                TABLE OF CONTENTS


PART  ITEM                                                                  PAGE

I     1.    BUSINESS...........................................................3
              Overview.........................................................3
              Acquisition of Proler International Corp.........................3
              Acquisition of Manufacturing Management, Inc.....................4
              Business Strategy................................................4
              Scrap Operations.................................................6
              Joint Ventures...................................................9
              Steel Operations................................................10
              Environmental Matters...........................................13
              Employees.......................................................15

      2.    PROPERTIES........................................................16
      3.    LEGAL PROCEEDINGS.................................................16
      4.    SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS.............................................16
      4.(a) EXECUTIVE OFFICERS OF THE REGISTRANT..............................17

II    5.    MARKET FOR REGISTRANT'S COMMON STOCK AND
              RELATED STOCKHOLDER MATTERS.....................................19
      6.    SELECTED FINANCIAL DATA...........................................20
      7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.............................21
      8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................27
      9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE..........................49

III   10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE
              REGISTRANT......................................................49
      11.   EXECUTIVE COMPENSATION............................................49
      12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT...........................................49
      13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................49

IV    14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K.............................................50

                        SCHNITZER STEEL INDUSTRIES, INC.
                                   FORM 10-K


                                     PART I

ITEM 1.       BUSINESS

Overview
--------

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

The Company's Scrap Operations have collection and processing facilities in Portland, Eugene, White City, Grants Pass and Bend, Oregon, Oakland, Sacramento and Fresno, California, Tacoma and Pasco, Washington and Anchorage, Alaska. Additionally, as a result of its acquisition of Proler International Corp., effective November 29, 1996, through joint ventures, the Company participates in the management of an additional 17 scrap collection and processing facilities, including export terminals in Los Angeles, California, Everett, Massachusetts, Providence, Rhode Island and Jersey City, New Jersey. The Company believes that Scrap Operations has a strong competitive position in its markets due to significant economies of scale, low cost scrap processing and loading methods, and deep water terminal facilities which provide efficient and flexible access to foreign steel producers.

The Company's Steel Operations are conducted by Cascade Steel Rolling Mills, Inc., a wholly owned subsidiary acquired in 1984. Steel Operations produces steel reinforcing bar (rebar), coiled rebar, wire rod, merchant bar, fence posts, specialty sections and grape stakes. The Company believes that Steel Operations has a strong competitive position in its market due to its captive source of steel scrap, efficient production processes, state-of-the-art technology, well-located shipping and transportation facilities, and proximity to California and other major western markets.

Acquisition of Proler International Corp.
-----------------------------------------

On November 29, 1996, PIC Acquisition Corp. (PIC), a wholly owned subsidiary of the Company, acquired approximately 86% of the outstanding shares of Proler International Corp. (Proler) for $9 cash per share pursuant to a tender offer for all of the outstanding shares of common stock of Proler. Subsequent to November 30, 1996, PIC purchased additional shares, increasing its ownership to approximately 94% of the outstanding shares. On December 6, 1996, the Company completed the merger of PIC with Proler and, as a result, Proler became a wholly owned subsidiary of the Company. As a result of the merger, all remaining outstanding shares of Proler common stock were converted into the right to receive the same $9 per share in cash paid in the tender offer. The aggregate purchase price for Proler was $42.5 million.

Through its joint ventures, Proler exports ferrous scrap to foreign markets from scrap collection, processing and deep water facilities in Los Angeles, California, Providence, Rhode Island, Everett, Massachusetts, and Jersey City, New Jersey.

The acquisition of Proler was accounted for as a purchase and Proler's results of operations have been included in the Company's financial statements since November 29, 1996.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)


Acquisition of Manufacturing Management, Inc.
---------------------------------------------

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

As part of the MMI acquisition, the Company also acquired MMI's Portland, Oregon based subsidiaries Acme Trading & Supply, Inc. (Acme), a nonferrous scrap operation, and Columbia Forge & Machine Works, Inc., a small specialty forge operation. In July 1995, the Company sold Acme, together with certain of the Company's other Portland-based nonferrous operations, as part of its strategy to focus on its ferrous scrap business.

The acquisition of MMI was accounted for as a purchase and MMI's results of operations have been included in the Company's financial statements since March 17, 1995. Goodwill of $42.0 million was recorded and is being amortized over 40 years.

Business Strategy
-----------------

The Company's business strategy emphasizes continued growth of the ferrous scrap business through additive acquisitions and joint ventures, and maintaining its status as a low-cost producer of both steel scrap and finished steel products through investments in state-of-the-art manufacturing facilities and increased production efficiencies.

The Company considers itself, first and foremost, a ferrous scrap company, with 70% of its operating income, before corporate expenses and eliminations, derived from Scrap Operations in fiscal 1997. Scrap Operations is one of the leading processors in each of the markets in which it operates. Future acquisitions and capital expenditures will focus largely on increasing the Company's position as one of the premier scrap processors in the country. It is the Company's intent to make acquisitions that will be immediately additive to the Company's earnings.

The Company is able to react to changing steel scrap market conditions by adjusting the price it pays for unprocessed scrap. The Company enters into scrap sales contracts by selling forward 45 to 90 days and purchases unprocessed scrap on a daily basis. The typical scrap supplier is a relatively small, local business or manufacturer who sells scrap in limited quantities. The typical supplier generally does not have the ability to inventory material and therefore lacks the market leverage to influence prices. By knowing the price for which the processed material will be sold and the costs involved in processing the scrap, the Company is able to take advantage of this differential in timing between purchases and sales and negotiate prices with suppliers that secure profitable transactions. The Company's strategy is to manage costs so that it can take advantage of rising price environments for processed scrap, and mitigate the potential negative effects of falling prices.

The Company has developed a multi-part strategy which includes the following elements:

Expand Scrap Recycling Operations. The Company will continue to aggressively seek out expansion opportunities for its Scrap Operations within both its existing markets and elsewhere in the United States. The Company has focused on and will continue to emphasize increasing its sources of ferrous scrap through its existing network and through selective acquisitions of or joint ventures with scrap processors and scrap suppliers. In November 1996, the Company acquired Proler, a processor of scrap metal. Proler's scrap metal joint ventures process approximately 2.5 million long tons of ferrous scrap per year. The Company's purchase of MMI, another scrap processor, in March 1995 added approximately 500,000 long tons per year to the Company's ferrous scrap

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)


volume. In December 1993, the Company acquired four scrap collection and processing facilities in central and southern Oregon. To facilitate increased purchasing of bundled scrap available in its California market area, the Company installed a pre-shredder at its Oakland facility in 1993 to break apart bundles for further processing into a higher-margin, more marketable shredded product. A Fresno, California scrap facility was acquired in 1989 to increase the Company's access to scrap in the central valley of California. The Company has also made a series of investments in other joint ventures which increase the Company's sources of scrap supply. The Company's most significant joint venture, in this regard, operates self-service used auto parts yards, primarily in California. The Company's Oakland facility receives car bodies from this joint venture for processing and sale as shredded scrap metal.

Invest in State-of-the-Art Processing and Manufacturing. The Company's objective is to be a low cost producer of both steel scrap and finished steel products in order to maximize the operating margin for both operations. To meet this objective, the Company has focused on and will continue to emphasize the efficient purchasing and processing of scrap. Additionally, the Company has made significant investments in state-of-the art equipment to ensure that its operations have cost effective technology to produce high quality products and to maximize economies of scale. The Company continues to invest in equipment to improve the efficiency and capabilities of its Scrap Operations. During fiscal years 1992 through 1997, the Company spent $29.8 million on capital improvements related to Scrap Operations. During this same time, the Company made capital expenditures of $88.9 million to improve Steel Operations' steelmaking facility and to increase its production capacity. In May 1991, the Company installed a new melt shop comprised of a technologically advanced electric arc furnace and five-strand continuous caster. The installation of new in-line straightening, stacking and bundling equipment at its first rolling mill (Rolling Mill #1) was completed in August 1994. This equipment improves merchant bar product quality, lowers processing costs, and has permitted the Company to expand its higher margin merchant bar product line. The Company also intends to invest in technology to improve its key operating systems over the next two years.

Increase Finished Steel Production and Product Flexibility. In February 1996, a second rolling mill (Rolling Mill #2) was completed, increasing Steel Operations' production capacity by 500,000 tons per year. Additionally, in February 1997, the Company completed the installation of a rod block at Rolling Mill #2. The rod block has allowed the Company to enhance its product mix through the production of coiled rebar and wire rod. In addition, the ability of the new bar mill to produce existing cut-to-length rebar products permits the Company to increase its production of higher-margin merchant bar products at Rolling Mill #1 and also increases the Company's flexibility to adjust its product mix among rebar, merchant bar and wire rod products to respond to relative demand and price conditions among these products and to maximize profits. Rolling Mill #2 is expected to expand the Company's rolling capacity, based on anticipated product mix, to about 700,000 tons annually to more closely match the potential output of the melt shop at full capacity. The Company does not expect to expand Steel Operations, either through significant capital additions or acquisitions of other mini-mills, in the foreseeable future.

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

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)


Scrap Operations
----------------

The Company is one of the largest scrap processors in the United States, with eleven wholly owned scrap collection and processing facilities. The Company buys, processes and sells ferrous scrap to foreign and other domestic steel producers or their representatives and to Steel Operations. Scrap Operations also purchases ferrous scrap from other scrap processors for shipment directly to Steel Operations without further processing by Scrap Operations.

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

The Company's Portland, Oakland, and Tacoma scrap operations are located at deep water terminal facilities operated by the Company and have rail and highway access. As a result, the Company believes it is strategically located, both for scrap collection from suppliers and for distribution of processed scrap to West Coast and Asian steel producers. The Company also operates collection and processing facilities in Eugene, Bend, White City and Grants Pass, Oregon, Sacramento and Fresno, California, Pasco, Washington and Anchorage, Alaska. The Sacramento and Fresno facilities are smaller feeder yards which collect and process scrap for transfer to the Oakland facility or to Steel Operations. The Eugene, White City, Grants Pass, Bend, Pasco and Anchorage facilities are similar feeder yards, but their production is transferred to the Portland facility or to Steel Operations.

Customers and Marketing. The following table sets forth information about the amount of ferrous scrap sold by the Company's Scrap Operations to certain groups of customers during the last five fiscal years:

====================================================================================================================
                                                           Year Ended August 31,
                         -------------------------------------------------------------------------------------------
                                 1997               1996              1995              1994              1993
                         -------------------------------------------------------------------------------------------
                           Sales    Vol.(1)   Sales   Vol.(1)   Sales    Vol.(1)  Sales   Vol.(1)   Sales    Vol.(1)
                         --------- -------- --------- ------- --------- -------- -------- ------- --------- --------
Ferrous Scrap
Customers:                                              (dollar amounts in millions)
--------------------------------------------------------------------------------------------------------------------
Asian Steel
  Producers and
  Representatives           $111.1      853    $131.8     858    $125.9      680    $75.9     461     $62.3      436
--------------------------------------------------------------------------------------------------------------------
Steel Operations:

 Supplied by
   Company Scrap
   Facilities                 43.7      362      44.1     358      44.3      338     36.8     304      25.1      223

 Purchased from
   Others for Direct
   Shipment(2)                14.1      132       9.9      92      10.4       91     17.5     139      23.4      233
                         --------- -------- --------- ------- --------- -------- -------- ------- --------- --------

 Total
 Steel Operations             57.8      494      54.0     450      54.7      429     54.3     443      48.5      456
--------------------------------------------------------------------------------------------------------------------
Other US Steel
  Producers                   39.9      171      30.1     171      25.2      145     16.1      87       9.7       61
--------------------------------------------------------------------------------------------------------------------
      Total                 $208.8    1,518    $215.9   1,479    $205.8    1,254   $146.3     991    $120.5      953
====================================================================================================================

(1)  In thousands of long tons (2,240 pounds).
(2)  Consists of prepared scrap that is not processed by Scrap Operations.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)


The Company sells scrap to foreign and other domestic steel producers or their representatives and to Steel Operations. The Company has developed long-standing relationships with Asian and U.S. steel producers. Asian scrap customers are located principally in China, India, Japan, Korea and Taiwan. To serve these customers more effectively, the Company operates a wholly-owned subsidiary, SSI International Far East Ltd., in Seoul, South Korea. Additionally, the Company uses offices in Tokyo, Japan and Busan, South Korea. The Company believes these offices not only enhance the Company's service to its Asian customers, but also provide a valuable local presence and source of information in these markets. In fiscal 1997, one customer accounted for approximately 11% and Scrap Operations' five largest customers accounted for 39% of scrap sales to unaffiliated customers. However, the Company's scrap customers vary from year to year due to demand, relative currency values and other factors. All scrap sales are denominated in U.S. dollars and substantially all scrap shipments to foreign customers are supported by letters of credit.

While ferrous scrap prices have on average increased historically, such prices are subject to market cycles. Prices for foreign scrap shipments are generally established through a competitive bidding process. The Company generally negotiates domestic prices based on export price levels. Foreign scrap sales contracts typically provide for shipment 45 to 90 days after the price, which, in most cases, includes freight, is determined. The Company attempts to respond to changing export price levels by adjusting its purchase prices at its scrap yards to maintain its operating margin dollars per ton. However, the Company's ability to fully maintain its operating margin per ton through periods of falling prices can be limited by the impact of lower purchase prices on the volume of scrap flowing to the Company from marginal scrap sellers. Accordingly, the Company believes it benefits from rising scrap prices which provide the Company greater flexibility to maintain both margins and scrap flow into its scrap yards.

Sources of Scrap. The most common forms of raw scrap purchased by the Company are wrecked automobiles, railroad cars, railroad tracks, machinery, and demolition scrap from buildings and other obsolete structures. Scrap is acquired from drive-in sellers at posted prices at the Company's eleven scrap yards, from drop boxes at over 1,000 industrial sites and through negotiated purchases from railroads and other large suppliers. The Company purchases scrap from a large number of suppliers, including railroads, industrial manufacturers, automobile salvage yards, scrap dealers and individuals. Because of the significance of freight charges relative to the value of scrap, scrap yards situated nearest to scrap sellers and major transportation routes have a competitive advantage. The Company's Portland yard benefits from northwestern rail, highway and water transportation routes allowing it to attract sellers from Oregon, Washington, Idaho, Montana, Utah, Nevada and Northern California. The Eugene, Grants Pass, White City and Bend yards are smaller facilities that serve as collection points from central and southern Oregon. The Oakland yard gives the Company sourcing capability in the San Francisco Bay area, the fifth largest metropolitan region in the country. The Sacramento and Fresno yards are smaller facilities that serve as collection points for scrap from the central valley of California and Western Nevada. The Company's Tacoma yard collects scrap from Seattle and the entire Puget Sound area as well as from throughout Washington, Montana, Idaho, Alaska, and Western Canada. No single supplier accounted for more than 5% of the scrap purchased by the Company during the last fiscal year.

Scrap Processing. The Company processes raw scrap by cleaning, sorting, shearing and shredding it into metal pieces of a size, density and purity required by customers for introduction into their melting furnaces. Smaller, denser pieces of scrap are more valuable because they melt more easily and more completely fill a furnace charge bucket. Over 80% of the ferrous scrap collected by the Company's scrap facilities requires processing before sale.

Six of the Company's eleven scrap facilities operate large capacity guillotine-style shears for cutting large pieces of ferrous scrap into smaller, more valuable pieces. At Portland, Eugene, Tacoma and Oakland, the Company also has large scissor shears mounted on cranes that move about the yards and cut bulky pieces of scrap into sizes that can be further processed by the guillotine shears. These mobile shears are capable of reducing a railroad boxcar to useable scrap in approximately 30 minutes.

The Portland and Oakland facilities each operate a large auto shredder capable of processing up to 1,500 tons of scrap per

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)


day. The Tacoma facility has two auto shredders with combined capacity to process up to 1,000 tons of scrap per day. These shredders reduce automobile bodies and other light gauge sheet metal into fist-size pieces of shredded scrap. The shredded material is then carried by conveyor under magnetized drums which attract the ferrous scrap and separate it from the nonferrous metals and other material (fluff) found in the shredded material, resulting in a relatively pure and clean shredded steel product. The nonferrous metal and fluff then pass through a rising current separator that removes the fluff. In Oakland, the nonferrous scrap is further processed using a sink float method to separate aluminum from other metals based on the differences in their specific gravities. The remaining nonferrous metals are either hand sorted and graded before being sold or sold unsorted.

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

Ocean freight costs are a significant element of the cost of scrap delivered to foreign customers. The Company believes it benefits from the experience and market knowledge of the shipping businesses it is affiliated with in arranging ocean transportation. To limit its exposure to fluctuations in ocean shipping rates and to assure the availability of appropriate vessels, in 1993 the Company entered into a five-year time charter of a vessel from Trans-Pacific Shipping Co. (TPS), an affiliated company, and entered into two additional seven-year time charters with TPS in May 1995.

Competition. The Company competes both with respect to the purchase of scrap from scrap sources and the sale of processed scrap to metal producers. Competition for scrap purchased in the Company's markets comes from one large scrap processor, LMC Metals, a division of Simsmetal USA Corporation, headquartered in Richmond, California, one large scrap broker, David J. Joseph Company, which purchases scrap throughout the region for delivery to steel producers, as well as from smaller scrap yards and dealers, and steel producers such as Oregon Steel Mills, Inc. and Birmingham Steel Corporation (Salmon Bay Steel) who buy scrap directly. The predominant competitive factors impacting the Company's scrap sales and its ability to obtain raw scrap are price, including shipping costs, availability, reliability of service and product quality.

The Company competes with a number of U.S. and foreign scrap processors for export sales to the Company's Asian customers. Price, including shipping costs, and availability are the most important competitive factors, but reliability and quality are also important. The Company believes that its size and locations allow it to compete effectively with other U.S. and foreign scrap processors.

Seasonality. The Company makes a number of large ferrous scrap shipments to foreign steel producers each year. The Company's control over timing of scrap shipments is limited by customers' requirements, shipping schedules and other factors. Variations in the number of foreign scrap shipments from quarter to quarter results in fluctuations in quarterly revenues and earnings.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)


Backlog. At August 31, 1997, the Company's Scrap Operations had a backlog of firm orders of $31.2 million, as compared to $16.7 million at August 31, 1996 All of the backlog at August 31, 1997 is related to export shipments and is expected to be shipped during 1997.


Joint Ventures
--------------

The Company has invested in certain joint ventures which process and sell scrap to third parties and other joint ventures that supply scrap to the Company's operations.

I.    Joint Venture Scrap Processors

In November 1996 the Company acquired Proler. Proler owns interests in three joint ventures that are engaged in buying, processing, and selling primarily ferrous metals. These joint ventures process and sell approximately 2.5 million long tons of ferrous scrap per year. Through these joint ventures, the Company participates in the management of 17 scrap collection and processing facilities, including export terminals in Los Angeles, California, Everett, Massachusetts, Providence, Rhode Island and Jersey City, New Jersey and 13 feeder yards. At the feeder yards scrap metal is collected, processed and then transported to one of the joint venture's export terminals for subsequent sale or sold directly to domestic purchasers.

Scrap Processing and Supply. The joint ventures predominantly produce shredded scrap and other grades of ferrous scrap, primarily heavy melting and premium grades. The joint ventures process scrap by shredding, sorting, baling, shearing or cutting the scrap into pieces suitable for melting. Processed scrap is either inventoried for later shipment or shipped directly by rail, truck, ship or barge to foreign or domestic steel mills.

Deep Water Terminal Facilities. Through its joint ventures, the Company participates in the management of export terminals in Los Angeles, California, Everett, Massachusetts, Providence, Rhode Island and Jersey City, New Jersey. The joint ventures deliver by ship processed scrap to steel producers throughout the world. As a result of owning or leasing these facilities, the joint ventures are not subject to berthing delays often experienced by users of unaffiliated terminal facilities.

Competition. The predominant competitive factors which impact the joint ventures' ability to obtain scrap as a raw material and scrap sales are price, including shipping costs, availability, reliability of service and product quality.


II.   Joint Venture Suppliers of Scrap

The Company is a 50% partner in a joint venture which operates thirteen self-service used auto parts yards in central California and the Bay Area, two yards in Texas, one yard in Reno, Nevada, one yard in Salt Lake City, Utah and one yard in Summit, Illinois. Customers purchase parts that they remove themselves from wrecked automobiles purchased by the joint venture and displayed in its yards. The Company then has a right of first refusal to purchase the picked over car bodies for shredding at the Oakland scrap operation. The joint venture opened or acquired four yards in fiscal 1993, three yards in fiscal 1995, one yard in fiscal 1996, and two yards in fiscal 1997, and intends to continue to open or acquire new yards as appropriate sites are identified and acquired. During fiscal 1997, the Company purchased substantially all the car bodies generated in California by this joint venture.

The Company is also a 50% partner a joint venture operating out of Richmond, California which is an industrial plant demolition contractor. The joint venture dismantles industrial plants, performs environmental remediation, resells any machinery or pieces of steel that are salvaged from the plants in a usable form, and sells other recovered metals as scrap, primarily to the Company. During fiscal 1997, the Company purchased substantially all of the ferrous scrap

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)


generated by this joint venture. A related joint venture between the Company and its partner in the plant demolition joint venture was created in 1994 to act as an environmental remediation contractor.

The Company is also a partner in other joint ventures which provide the Company access to ferrous scrap.

During fiscal 1997, the Company purchased 167,000 long tons of ferrous scrap from its joint ventures, on terms negotiated at arms-length between the Company and the other partners to the joint ventures.


Steel Operations

The Company's Steel Operations are conducted by its subsidiary, Cascade Steel Rolling Mills, Inc., located in McMinnville, Oregon (approximately 45 miles southwest of Portland). Steel Operations' mini-mill was established in 1968 and acquired by the Company in 1984.

Products and Marketing. Steel Operations produces rebar, merchant bar, wire rod, coiled rebar and specialty products such as studded fence posts, grape stakes and special sections. Sales of these products during the last five fiscal years were as follows:

===================================================================================================================
                                                      Fiscal Year Ended August 31,
                     ----------------------------------------------------------------------------------------------
                              1997              1996               1995               1994               1993
                     ----------------------------------------------------------------------------------------------
                        Sales    Vol.(1)  Sales    Vol.(1)   Sales    Vol.(1)   Sales    Vol.(1)   Sales    Vol.(1)
                     ---------- -------- -------- -------- --------- -------- --------- -------- --------- --------
                                                      (dollar amounts in millions)
-------------------------------------------------------------------------------------------------------------------
Rebar                   $104.9       341   $ 98.7      321    $ 78.3      255    $ 85.9      310    $ 73.0      286
-------------------------------------------------------------------------------------------------------------------
Merchant bar              43.1       117     35.5       95      34.4       87      41.7      113      36.5      104
-------------------------------------------------------------------------------------------------------------------
Wire rod                   4.6        15
-------------------------------------------------------------------------------------------------------------------
Coiled rebar               1.7        5
-------------------------------------------------------------------------------------------------------------------
Specialty products        28.1        68     25.8       60      23.5       56      18.0       47      14.2       35
-------------------------------------------------------------------------------------------------------------------
        Total           $182.4(2)    546   $160.0      476    $136.2(2)   398    $145.6(2)   470    $123.7      425
===================================================================================================================

(1)  In thousands of short tons (2,000 pounds).
(2) Does not include billet sales of $1.3 million in 1997, $5.2 million in 1995 and $9.0 million in 1994.

Rebar is steel rod used to increase the tensile strength of poured concrete. Merchant bar consists of round, flat, angle and square steel bars used by fabricators or manufacturers to produce a wide variety of products, including gratings, steel floor and roof joints, safety walkways, ornamental furniture, stair railings and farm equipment. Wire rod is steel wire used by fabricators to produce a variety of products such as chain link fencing, nails, wire and stucco netting. Coiled rebar is rebar delivered on coils rather than in flat lengths, a method preferred by some fabricators. Specialty products include fence posts and other finished products. The Company's fence posts are designed to support barbed wire and are sold under the trademark White Top(TM) primarily to the agricultural industry. The addition of in-line straightening, stacking and bundling equipment to Rolling Mill #1 in fiscal 1995 allowed the Company to expand its higher-margin merchant bar product lines.

The Company's installation of a rod block and finishing equipment at Rolling Mill #2 for the rolling of wire rod and coiled rebar was completed in February 1997. Demand for wire rod and coiled rebar on the West Coast has traditionally been filled by suppliers outside of the region (both domestic and foreign), creating what the Company

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)


believes to be an attractive opportunity to capture market share and enhance profitability. The addition of the new bar mill, with its ability to produce Steel Operations' existing cut-to-length rebar products, has permitted the Company to increase it's production of higher-margin merchant bar products at Rolling Mill #1 and also increased the Company's flexibility to adjust its product mix among rebar, merchant bar and wire rod products to respond to relative demand and price conditions among those products. The Company expects Steel Operations' total volume, particularly sales of higher-margin coiled rebar and wire rod, to increase due to the addition of Rolling Mill #2.

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

During the year ended August 31, 1997, Steel Operations sold its steel products to approximately 320 customers primarily located in the 10 western states. In that period, approximately 50% of Steel Operations' sales were made to customers in California. Steel Operations' customers are principally steel service centers, construction industry subcontractors, steel fabricators, and major farm and wood product suppliers.

One customer accounted for 13% of Steel Operations' revenues in fiscal 1997. Steel Operations' 10 largest customers accounted for approximately 47% of its revenues during fiscal 1997.

Scrap Supply. The Company believes it operates the only mini-mill in the United States which has the ability to obtain its entire scrap requirement from its own scrap operations. The demand for steel scrap has intensified with the increase in the number and capacity of steel producers both in the U.S. and overseas. There have at times been regional shortages of steel scrap with some mills being forced to pay higher prices for scrap shipped from other regions or to temporarily curtail operations. The Company's Scrap Operations currently supplies Steel Operations both with steel scrap that it has processed and with steel scrap that it has purchased from third-party processors. See "Scrap Operations." Scrap Operations is also able to deliver to Steel Operations an optimal mix of scrap grades to achieve maximum efficiency in its melting operations.

Energy Supply. Electricity and natural gas represented approximately 6% and 2% respectively, of Steel Operations' cost of goods sold in the year ended August 31, 1997.

Steel Operations purchases hydroelectric power from McMinnville Water & Light Company (McMinnville), a municipal utility that acquires its power from the Bonneville Power Administration (BPA). Steel Operations is McMinnville's largest customer. McMinnville obtains power at the lowest cost available from BPA and then resells it to Steel Operations at its cost plus a fixed charge per kilowatt hour and a 3% city surcharge. In fiscal 1997, Steel Operations paid an average of $.03 per kilowatt hour used. The favored rate McMinnville obtains from BPA is for firm power; therefore, Steel Operations is not forced to sacrifice the reliability of its power supply for a lower interruptible power rate as is the case with certain other mini-mills. The contract with McMinnville expires June 30, 2001.

Steel Operations purchases natural gas for use in the reheat furnaces from Panenergy Gas Services of Salt Lake City, Utah, pursuant to a contract that obligates Steel Operations to purchase minimum amounts of gas at a fixed rate or pay a demand charge. The contract expires on October 31, 2004. All natural gas used by Steel Operations must be transmitted by a single pipeline owned by Northwest Natural Gas Company (Northwest) that also serves local residential customers of Northwest. To protect against interruptions in gas supply, Steel Operations maintains stand-by propane gas storage tanks which hold enough gas to operate one of the rolling mills for at least three days without refilling.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)


Manufacturing Operations and Equipment. Steel Operations' melt shop includes a 96-ton capacity electric arc furnace and a five-strand continuous billet caster, installation of which was completed in May 1991. The melt shop is highly computerized and automated. The 96-ton capacity of the furnace accommodates larger, less expensive grades of scrap, resulting in scrap cost savings. Energy savings result in part from efficiencies of the larger furnace, but also as a result of post-combustion equipment added to the furnace in 1995. This technology injects oxygen into the furnace during melting operations which creates energy by combusting carbon monoxide. The melt shop also has enhanced steel chemistry refining capabilities, permitting the Company to produce higher margin products using special alloy quality grades of steel not currently produced by other mills on the West Coast, including the steel grades required for wire rod.

During the fiscal years ended August 31, 1995, 1996 and 1997 the melt shop produced 525,000, 493,000 and 586,000 tons of billets, respectively. The melt shop operates 24 hours a day, seven days a week, except for one six-to-ten hour period each week in which it is shut down for maintenance. In 1995 and 1996 Steel Operations constrained melt shop production through additional shutdown days to limit the increase in billet inventory. Production was not constrained in 1997. The Company continues to anticipate that the melt shop will produce over 700,000 tons of billets per year when it is operating at capacity.

Billets produced by the melt shop are reheated in one of two natural gas-fueled reheating furnaces and then drawn red-hot through one of two rolling mills. Rolling Mill #1, a technologically advanced 17-stand mill, was completed in July 1986. The mill is computerized, allowing for efficient synchronized operations of the rolls and related equipment. The computer controls facilitate the reconfiguration of the rolls to produce different products, thus reducing costly downtime. The computer controls include a self-diagnostic system that detects and identifies electronic and mechanical malfunctions in Rolling Mill #1. In 1994, Steel Operations completed the installation of in-line straightening, stacking and bundling equipment on the end of Rolling Mill #1. The addition of this equipment has permitted Steel Operations to improve the quality of its products and to produce its merchant bar products more efficiently by automating the straightening and bundling function. It has also permitted the Company to expand its higher-margin merchant bar product line.

Rolling Mill #2, a technologically advanced 18-stand mill, was completed in February 1996. The mill is computerized, allowing for efficient synchronized operations of the rolls and related equipment. The computer controls facilitate the reconfiguration of the rolls to produce different products, thus reducing costly downtime. The computer controls include a self-diagnostic system that detects and identifies electronic and mechanical malfunctions in the mill. Steel Operations installed a rod block at Rolling Mill #2 which was completed in February 1997. The rod block allows the Company to enhance its product mix through the production of coiled rebar and wire rod. In addition, the ability of Rolling Mill #2 to produce Steel Operations' existing cut-to-length rebar products permits the Company to increase its production of higher-margin merchant bar products at Rolling Mill #1 and also increases the Company's flexibility to adjust its product mix among rebar, merchant bar and wire rod products to respond to relative demand and price conditions among other products. Rolling Mill #2 is expected to expand the Company's rolling capacity, based on anticipated product mix, to about 700,000 tons annually to more closely match the potential output of the melt shop at full capacity. See Environmental Matters below regarding production limits under the Company's current air quality operating permit.

Steel Operations' melt shop and rolling mills are each shut down for one week twice each year for comprehensive maintenance (in addition to normal weekly maintenance performed throughout the year). During these periods, substantially all of the equipment in the mills are dismantled, inspected and overhauled.

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

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)


freight. The Company believes this position enables the Company to obtain favorable rates which permit Steel Operations to compete with mills that are closer to California markets.

Competition. Steel Operations competes predominantly with the following Western U.S. steel producers for sales of rebar and merchant bar: Birmingham Steel Corporation in Seattle, Washington; NUCOR Corporation in Plymouth, Utah; Tamco in Los Angeles, California; North Star Steel Company in Kingman, Arizona; and Chaparral Steel Company in Midlothian, Texas. Steel Operations also competes for sales of wire rod with the aforementioned North Star Steel Company mini-mill and an Oregon Steel Mill, Inc. plant located in Pueblo, Colorado, along with other domestic and foreign producers. Other domestic mills generally do not compete in the Company's market area because of transportation costs. The principal competitive factors in Steel Operations' market are price (including freight cost), availability, quality and service. Certain of Steel Operations' competitors have substantially greater financial resources than the Company. U.S. steel manufacturers have historically faced competition from foreign steel producers. The Company experienced some competition from Mexican steel mills in the Southern California market during fiscal 1996 and 1997. While the Company has experienced little foreign competition in recent years, there can be no assurance that foreign competition will not increase in the future.

Seasonality. Steel Operations' revenues can fluctuate significantly between quarters due to factors such as the seasonal slowdown in the construction industry and other industries it serves. In the past, Steel Operations has generally experienced its lowest sales during the second quarter of the fiscal year. The Company expects this pattern to continue in the future.

Backlog. Steel Operations generally ships products within days after the receipt of purchase orders. Accordingly, Steel Operations does not normally have any material backlog of firm orders.


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

During 1994, in conjunction with the Company's due diligence investigation of MMI, a third-party consultant was hired to estimate the cost to cure both current and future environmental liabilities. Based on the consultant's report, MMI recorded in 1994 a reserve for the estimated cost to cure environmental liabilities. This reserve was carried over to the Company's financial statements and at August 31, 1997 aggregated $20.5 million.

Schnitzer Steel of Tacoma (SST), MMI's subsidiary, owns and operates a scrap facility located on the Hylebos Waterway, a part of Commencement Bay, which is the subject of an ongoing environmental investigation and remediation project by the U.S. Environmental Protection Agency (EPA) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). SST and well over 60 other parties were named potentially responsible parties (PRP's) for the investigation and cleanup of contaminated sediment along the Hylebos Waterway. SST and five other PRP's voluntarily have entered into an Administrative Order of Consent with the EPA to fund a pre-remedial study of sediment contamination and remediation alternatives. SST's share of the study, which is now expected to be completed in 1998, is approximately $2 million. The Company may also be named in a claim for potential natural resource damages in Commencement Bay currently under assessment by certain government agencies and others acting as natural resource trustees.

In 1990, MMI entered into a Consent Decree with the Washington Department of Ecology which required the Company to pave the entire Tacoma scrap facility and install a stormwater collection and treatment system. The

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)


stormwater system has been installed and final paving was completed during fiscal 1996. On an ongoing basis, the Company is required to monitor the groundwater quarterly and maintain the paving.

MMI is also a named PRP at two third-party sites at which it allegedly disposed of transformers. At one site, MMI entered into a settlement under which it agreed to pay $825,000 towards remediation of the site. Remediation of the site has been performed and the Department of Ecology has begun the process of certifying that clean-up of this site is complete. The other site has not yet been subject to significant remedial investigation. MMI has been named as a PRP at several other sites for which it has reached de minimis settlements. In addition to the matters discussed above, the Company's environmental reserve includes amounts for potential future cleanup of other sites at which MMI has conducted business or has allegedly disposed of other materials.

In 1996, prior to the Company's acquisition of Proler, Proler recorded a liability for the probable costs to remediate its wholly owned properties based upon a consultant's estimates. The Company carried over the aggregate reserve to its financial statements upon acquiring Proler and $9.6 million remained outstanding on August 31, 1997. Also, Proler's joint ventures recorded additional liabilities of $4.1 million for the probable costs to remediate their properties based on the consultant's estimates.

Between 1982 and 1987, MRI Corporation (MRI), a wholly owned subsidiary of Proler, operated a tin can shredding and detinning facility in Tampa, Florida. In 1989 and 1992, the EPA conducted a preliminary site investigation of this property and, in December 1996, added the site to the "National Priorities List". MRI and Proler, along with several other parties, have been named as PRPs for the site by the EPA. Additionally, Proler and/or this subsidiary have been named or identified as PRPs at several other sites. Proler included the probable costs associated with these sites in the aforementioned reserve.

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

Additionally, other Proler joint venture sites with potential environmental clean-up issues have been identified. The estimated potential clean-up costs associated with these sites have also been included in the aforementioned reserve.

After the shredding of automobile bodies and the separation of ferrous and salable nonferrous metals, the remaining auto shredder residue ("fluff") must be disposed. State and federal standards prescribe fluff sampling protocols which require representative samples of fluff to be analyzed to determine if they are likely to leach heavy metals, PCBs or other hazardous substances in excess of acceptable levels. Fluff from the Company's scrap operations in Oakland and Tacoma undergo an in-line chemical stabilization treatment before being sent to a landfill. Fluff generated at all of the Company's facilities meets all currently applicable contaminate leachate standards.

The fluff from the Company's sites is beneficially used as an alternative daily landfill cover. The California Department of Toxic Substances Control ("DTSC") has expressed reservations, which the Company is contesting, concerning whether the procedures employed by the Company with respect to Oakland's fluff are adequate under California law. The Company has implemented certain changes to its procedures to accommodate concerns raised by the DTSC and does not believe that the changes that have been made or any additional changes required by the DTSC will result in any significant additional expense to the Company, although there is no assurance that this will be the case.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)


The Company's steel mini-mill generates electric arc furnace (EAF) dust, which is classified as a hazardous waste by the EPA because of its zinc and lead content. Currently, a majority of the Company's EAF dust is shipped to a firm in the United States that applies a treatment which delists the EAF dust as hazardous so it can be disposed of as a non-hazardous, solid waste. The remaining volume of the Company's EAF dust is either shipped to a firm in the United States that uses EAF dust to produce agricultural fertilizer or is exported, pursuant to an annually renewable export license, to a secondary smelter in Mexico that recycles EAF dust to produce commercial grade zinc and lead.

The Company's steel mini-mill has applied for an operating permit under Title V of the Clean Air Act Amendment (CAA) of 1990, which governs certain air quality standards and expects such permit to be issued during fiscal 1998. The mini-mill is currently authorized to produce approximately 600,000 tons of finished steel per calendar year under its existing permit issued in 1992 under the State of Oregon's Air Contaminant Discharge Permit program. The existing permit will be replaced by the Title V federally enforceable operating permit, which is expected to accommodate production of up to 850,000 tons per year.

As the mini-mill's production grows beyond current levels, the Company anticipates that it will need to enhance its existing facilities to properly control increased emissions in order to remain in compliance with the operating permit. The Company is currently evaluating alternative methods for controlling the growth in emissions. Any capital expenditures necessary to address this issue will not have a material adverse effect on the Company.

It is not possible to predict the total size of all capital expenditures or the amount of any increases in operating costs or other expenses that may be incurred by the Company or its subsidiaries to comply with environmental requirements applicable to the Company, its subsidiaries and their operations, or whether all such cost increases can be passed on to customers through product price increases. Moreover, environmental legislation has been enacted, and may in the future be enacted, to create liability for past actions that were lawful at the time taken but which have been found to affect the environment and to increase public rights of action for environmental conditions and activities. As is the case with steel producers and scrap processors in general, if damage to persons or the environment has been caused, or is in the future caused, by the Company's hazardous materials activities or by hazardous substances now or hereafter located at the Company's facilities, the Company may be fined and/or held liable for such damage and, in addition, may be required to remedy the condition. Thus, there can be no assurance that potential liabilities, expenditures, fines and penalties associated with environmental laws and regulations will not be imposed on the Company in the future or that such liabilities, expenditures, fines or penalties will not have a material adverse effect on the Company.

The Company has, in the past, been found not to be in compliance with certain environmental laws and regulations and has incurred liabilities, expenditures, fines and penalties associated with such violations. The Company's objective is to maintain compliance. Efforts are ongoing to be responsive to environmental regulations.

The Company believes that it is in material compliance with currently applicable environmental regulations as discussed above and does not anticipate any substantial capital expenditures for new environmental control facilities during fiscal 1998 or 1999.


Employees

As of August 31, 1997 the Company had 1,183 full-time employees, consisting of 544 employees at the Company's Scrap Operations, 565 employees at Steel Operations, and 74 corporate administrative employees. Of these employees, 712 are covered by collective bargaining agreements with eleven unions. Steel Operations' contract with the United Steelworkers of America covers 448 of these employees and expires on February 1, 2000. The Company believes that its labor relations generally are good.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)


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

The equipment and facilities on each of the foregoing sites are described in more detail in the descriptions of each of the Company's businesses. Due to rezoning, Steel Operations is forced to relocate its Union City, California distribution center by April 1999. The Company does not anticipate a problem finding a suitable replacement site. Except for the Union City facility mentioned above, the Company believes its present facilities are adequate for operating needs for the foreseeable future.

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


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended August 31, 1997.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)


ITEM 4(a).    EXECUTIVE OFFICERS OF THE REGISTRANT

Name                         Age       Office
----                         ---       ------

Leonard Schnitzer            72        Chairman of the Board and Chief Executive
                                       Officer

Robert W. Philip             50        President

Kenneth M. Novack            51        Executive Vice President

Gary Schnitzer               55        Executive Vice President - California
                                       Scrap Operations

Barry A. Rosen               52        Vice President - Finance and Treasurer

Kurt C. Zetzsche             58        President of Steel Operations

Edgar C. Shanks              49        Vice President - Taxation

James W. Cruckshank          42        Controller and Assistant Treasurer

Dori Schnitzer               43        Secretary


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

     Kenneth M. Novack is Executive Vice President of the Company and President of Schnitzer Investment Corp. and certain other Schnitzer Group companies. From 1975 to 1980, he worked for the Company as Vice President and then Executive Vice President. Mr. Novack was also President of Schnitzer Investment Corp. from 1978 to 1980. From 1981 until April 1991, he was a partner in the law firm of Ball, Janik & Novack. Mr. Novack is the son-in-law of Gilbert Schnitzer, a brother of Leonard Schnitzer.

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

     Edgar C. Shanks joined the Company in September 1991 as Vice
President-Taxation. From 1970 to 1991, he was a CPA with Price Waterhouse LLP and was a partner there from 1982 to 1991.

     James W. Cruckshank has been the Controller of the Company since May 1987. Except for a brief period in 1986, he has been employed by the Company in various accounting positions since 1984. From 1978 to 1984, he was a CPA with Price Waterhouse LLP.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)


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

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K


                                                       PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
              MATTERS

The Company's Class A Common Stock is traded on the NASDAQ National Market System under the symbol SCHN. The approximate number of shareholders of record on September 30, 1997 was 100. The stock has been trading since November 16, 1993. The following table sets forth the high and low sales prices reported on the NASDAQ National Market System and the dividends paid per share for the periods indicated.


==============================================================================
                                              Fiscal Year 1997
                            --------------------------------------------------
                                                                   DIVIDENDS
                            HIGH SALES PRICE   LOW SALES PRICE     PER SHARE
--------------------------------------------- ------------------ -------------
First Quarter                    $30.00             $24.25            $.05
------------------------------------------------------------------------------
Second Quarter                    29.25              25.00             .05
------------------------------------------------------------------------------
Third Quarter                     31.25              22.00             .05
------------------------------------------------------------------------------
Fourth Quarter                    34.75              24.00             .05
==============================================================================


==============================================================================
                                              Fiscal Year 1996
                            --------------------------------------------------
                                                                   DIVIDENDS
                            HIGH SALES PRICE   LOW SALES PRICE     PER SHARE
--------------------------------------------- ------------------ -------------
First Quarter                    $30.75             $26.00            $.05
------------------------------------------------------------------------------
Second Quarter                    31.75              28.00             .05
------------------------------------------------------------------------------
Third Quarter                     30.50              24.00             .05
------------------------------------------------------------------------------
Fourth Quarter                    29.25              23.50             .05
==============================================================================

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART II (CONTINUED)


ITEM 6.       SELECTED FINANCIAL DATA

                                                                         Year Ended August 31,
                                                1997 (1)            1996       1995 (2)            1994         1993
                                                --------        --------       --------        --------     --------
                                                     (In millions, except per share, per ton and shipment data)
INCOME STATEMENT DATA
    Revenues                                    $ 361.7          $ 339.3        $ 330.7         $ 261.7      $ 204.9
    Cost of goods sold and other
       operating expenses                         314.8            290.8          284.5           234.3        188.1
    Selling and administrative                     21.2             18.9           16.2            13.2         13.3
    Income from joint ventures                      6.9              3.3            2.5             2.4          1.9
                                                -------          -------        -------         -------      -------
    Income  from operations                        32.7             32.9           32.5            16.6          5.4
    Interest expense                               (5.0)            (3.8)          (2.4)           (1.0)        (2.3)
    Other income                                    4.5              1.7            3.9             0.9          0.6
                                                -------          -------        -------         -------      -------
    Income  before income taxes                    32.2             30.8           34.0            16.5          3.7
    Income tax provision                          (11.0)           (10.0)         (11.8)           (5.8)        (1.6)
                                                -------          -------        -------         -------      -------
    Net income                                  $  21.2          $  20.8        $  22.2         $  10.7      $   2.1
                                                =======          =======        =======         =======      =======

    Earnings  per share                         $  2.05          $  2.24        $  2.82         $  1.47      $  0.42
                                                =======          =======        =======         =======      =======

    Dividends per common share                  $  0.20          $  0.20        $  0.20         $  0.15      $    --
                                                =======          =======        =======         =======      =======

OTHER DATA
    Shipments (in thousands of tons)(3)
       Ferrous scrap                              1,518            1,479          1,254             991          953
       Finished steel products                      546              476            398             470          425
    Average selling price per ton:
       Ferrous scrap                            $   138          $   146        $   154         $   148      $   126
       Finished steel products                      334              336            342             310          291

    Depreciation and amortization               $  18.3          $  14.0        $  11.6         $   9.3      $   9.9
    Capital expenditures                           15.5             44.6           31.1            21.1          5.6


                                                                         Year Ended August 31,
                                                    1997            1996           1995            1994         1993
                                                --------        --------       --------        --------     --------
                                                                            (In millions)
BALANCE SHEET DATA:
    Working capital                             $ 104.9         $   92.4       $   56.8        $   48.2     $   39.7
    Total assets                                  428.0            337.5          280.3           164.1        148.8
    Short-term debt                                 0.4              0.2            0.2             1.9          4.4
    Long-term debt                                 92.9             44.5           64.7             2.8         44.5
    Shareholders' equity                          239.1            223.8          136.0           115.3         58.1


(1) Includes the results of operations of Proler from November 29, 1996 through August 31, 1997. See Note 12 to the Consolidated Financial Statements.
(2) Includes the results of operations of MMI from March 17, 1995, the date of acquisition, through August 31, 1995. See Note 13 to the Consolidated
     Financial Statements.
(3) Tons for ferrous scrap are long tons (2,240 pounds) and for finished steel products are short tons (2,000 pounds).

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART II (CONTINUED)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The results of operations of the Company depend in large part upon demand and prices for scrap metals in world markets and steel products on the U.S. West Coast. Increasing steel demand and prices have led to improved profitability since fiscal 1993, although the Company experienced softening in its markets in fiscal 1996 and 1997.

The Company's income from joint ventures for the year ended August 31, 1997 was significantly higher than in prior years due to the acquisition of Proler, effective November 29, 1996. In March 1995, the Company acquired all of the outstanding stock of MMI. MMI's results of operations have been included in the Company's financial statements since March 17, 1995 and have had a significant impact on the Company's scrap related revenue and income since then. In December 1993, the Company acquired four smaller scrap yards in central and southern Oregon.

The following tables set forth information regarding the breakdown of revenues between the Company's Scrap Operations and Steel Operations, and the breakdown of income from operations between Scrap Operations, Steel Operations and Joint Ventures. Additional financial information relating to business segments is contained in Note 10 of the Notes to Consolidated Financial Statements.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART II (CONTINUED)


                                                                     Revenues
                                                               Year Ended August 31,
                                              --------------------------------------------------------
                                                                 (In millions)
                                              1997 (1)        1996    1995 (2)        1994        1993
                                              --------    --------    --------    --------    --------
Scrap Operations:
    Ferrous                                    $ 208.8     $ 215.9     $ 205.8     $ 146.4     $ 120.5
    Nonferrous (3)                                11.0        10.7        32.2        11.4         6.5
    Other                                         16.6         6.8         6.1
                                               -------     -------     -------     -------     -------
                                                                                       4.0         2.7
    Scrap Total                                  236.4       233.4       244.1       161.8       129.7
    Sales to Steel Operations (4)                (58.4)      (54.1)      (54.9)      (54.7)      (48.5)
                                               -------     -------     -------     -------     -------
    Sales to Unaffiliated Customers              178.0       179.3       189.2       107.1        81.2

Steel Operations                                 183.7       160.0       141.5       154.6       123.7
                                               -------     -------     -------     -------     -------
    Total                                      $ 361.7     $ 339.3     $ 330.7     $ 261.7     $ 204.9
                                               =======     =======     =======     =======     =======


                                                             Income from Operations
                                                               Year Ended August 31,
                                              --------------------------------------------------------
                                                                 (In millions)
                                              1997 (1)        1996    1995 (2)        1994        1993
                                              --------    --------    --------    --------    --------
Scrap Operations                               $  27.4     $  29.6     $  26.3     $  12.3     $   6.5
Steel Operations                                   5.5         6.3         9.3         6.5         1.9
Joint Ventures                                     6.9         3.3         2.5         2.4         1.9
Corporate Expense and Eliminations (5)            (7.2)       (6.3)       (5.6)       (4.6)       (4.9)
                                               -------     -------     -------     -------     -------
    Income  from Operations                    $  32.6     $  32.9     $  32.5     $  16.6     $   5.4
                                               =======     =======     =======     =======     =======


(1) Includes the results of operations of Proler from November 29, 1996, the date of acquisition, through August 31, 1997.

(2) Includes the results of operations of MMI from March 17, 1995, the date of acquisition, through August 31, 1995.

(3) In July 1995, the Company sold certain of its Portland nonferrous operations including a nonferrous business acquired in the MMI transaction, which resulted in a decline in nonferrous revenues for fiscal 1996.

(4) Ferrous scrap sales from Scrap Operations to Steel Operations are made at a negotiated market rate per ton.

(5) Corporate expense and eliminations consist primarily of unallocated corporate expense for services that benefit both Scrap Operations and Steel
     Operations. Because of this unallocated expense, the income from operations of each segment does not reflect the income from operations the segment would have as a stand-alone business.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART II (CONTINUED)


Fiscal 1997 Compared to Fiscal 1996

Revenues for both scrap and steel increased, resulting in an overall increase in the Company's revenues of $22.4 million to $361.7 million for fiscal 1997 compared with fiscal 1996. The Company achieved record shipments of both scrap and finished steel products in fiscal 1997.

Scrap Operations generated revenues of $236.4 million, before intercompany eliminations, during fiscal 1997 compared with $233.4 million in fiscal 1996, representing an increase of $3.0 million (1%). Ferrous revenues declined, however, despite a 39,000 ton (3%) increase in shipments, due to softer selling prices for scrap. Sales to the Company's Steel Operations increased by 43,000 tons (10%) to 494,000 tons. Although the total number of scrap export shipments were the same as last year, foreign scrap tonnage declined slightly, while domestic third party sales tonnage remained relatively the same as last year. Average ferrous scrap revenues per ton for the first three quarters of fiscal 1997 were lower than for the same period last year, resulting in a lower average selling price for the year of $138 per ton compared with $146 for fiscal 1996. The Company believes that, due to a temporary build-up in scrap inventories by scrap processors and steel mills caused by a slackening in demand, the average prices for ferrous scrap on the world market declined during this period. The average selling price during the fourth quarter of fiscal 1997 was higher than for the same period last year. Based on contracts signed to date, the Company expects to see improvements in prices in the first quarter of fiscal 1998 over prices realized during fiscal 1997. See "Forward Looking Statements". The increase in other sales reflects the acquisition of Proler in November 1996.

Steel Operations' revenues increased $23.7 million (15%) to $183.7 million. Higher volumes sold, offset by lower average selling prices, contributed to the increase. The Company experienced increased tonnage sales in all product categories, due in part to the addition of a new rolling mill in February 1996. Average finished steel selling prices, excluding billets, declined from $336 to $334 per ton, reflecting lower prices for all categories of the Company's primary finished steel products. The expansion of steel-making capacity by the Company's competitors and an influx of finished steel shipments from Mexico into Southern California through the third quarter of fiscal 1997 were predominantly responsible for a decline in average selling prices in the market on the U.S. West Coast. The mix of products sold also changed during fiscal 1997, impacting the average selling prices. With the addition of a new rod block on the Company's newest rolling mill in February 1997, Steel Operations began producing wire rod and coiled reinforcing bar (rebar) products. Sales of these products during fiscal 1997 aggregated 20,400 tons. During fiscal 1997, the Company also sold 5,600 tons of billets. No billets were sold in fiscal 1996.

Cost of Goods Sold. Overall, cost of goods sold increased $23.9 million (8%) to $314.8 million and increased as a percentage of revenues from 86% in fiscal 1996 to 87% in fiscal 1997. Gross profit declined $1.5 million (3%) to $47.0 million.

Scrap Operations' cost of goods sold increased $4.0 (2%) million to $197.9 million due to increased tonnage sold. The average cost of goods sold per ton of ferrous scrap declined as the Company managed purchase prices at the scale while selling prices were declining. However, the average selling price of ferrous scrap declined more quickly than the cost of goods sold per ton, resulting in an overall decline in Scrap Operations' gross profit of $1.1 million, despite the increase in tons sold.

Cost of goods sold for Steel Operations increased $24.4 million (16%) to $175.4 million due predominantly to higher tonnage sales. Cost of goods sold as a percentage of revenues increased from 94% to 95% due to the decline in the average selling price. The Company recognized higher depreciation expense in fiscal 1997 compared with fiscal 1996, due to the addition of its new rod mill in February 1996 and rod block in February 1997, increasing cost of goods sold per ton. However, production efficiencies and, in some cases, lower production costs positively impacted cost of goods sold. As a result, the average cost of sales per ton of finished steel products remained

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART II (CONTINUED)


virtually unchanged. Steel Operations' gross profit declined $.7 million because of the lower average selling prices, partially offset by the increase in finished steel shipments.

Selling and Administrative Expenses. Selling and administrative expenses increased $2.4 million (13%) in fiscal 1997 compared with fiscal 1996 predominantly as a result of increases to accommodate corporate growth and the Proler acquisition.

Income from Joint Ventures. Income from joint ventures for fiscal 1997 increased $3.6 million due to the Proler acquisition in November 1996. Aggregate income for the Company's other joint ventures declined slightly as large projects which were in process in fiscal 1996 were completed that year.

Interest Expense. Interest expense for fiscal 1997 increased by $1.2 million (32%) because of additional debt incurred to finance the acquisition of Proler. Average borrowings for fiscal 1997 were $96.1 million compared with $72.2 million for fiscal 1996. The average interest rate for fiscal 1997 was 5.7% and for fiscal 1996 was 5.9%.

Other Income. Other income increased $2.9 million during the year ended August 31, 1997 compared with the prior fiscal year. During fiscal 1997, the Company recognized a gain of approximately $3 million upon settlement of an interest rate agreement. The Company initially entered into the agreement for the sole purpose of locking in the interest rate on a planned private placement of debt, which the Company subsequently decided against pursuing. The Company has not in the past and does not intend in the future to enter speculative hedge arrangements.


Fiscal 1996 Compared to Fiscal 1995

Revenues. Revenues in fiscal 1996 increased $8.6 million (3%) compared to fiscal 1995, as an increase in steel revenues more than offset a decrease in scrap revenues. Revenues from Scrap Operations before intercompany eliminations decreased by $10.7 million (4%), reflecting increased shipments of ferrous scrap offset by lower average selling prices and decreased nonferrous scrap sales. Ferrous scrap revenues increased $10.1 million (5%) and shipments increased by 225,700 tons (18%). Ferrous scrap sales to unaffiliated customers increased by $10.9 million (7%), reflecting a 203,500 ton (25%) increase in shipments. Ferrous scrap sales to unaffiliated customers included a 177,900 ton increase in export shipments and a 25,600 ton increase in shipments to other domestic steel mills as a result of the acquisition of MMI in March 1995. Average selling prices of ferrous scrap decreased $8 per ton (5%) to $146 per ton. See "Forward Looking Statements." Nonferrous scrap revenues decreased $21.5 million (67%) resulting from a 55% decrease in nonferrous shipments, due to the sale of the Company's Portland, Oregon nonferrous operations in July 1995, combined with a 27% decrease in average selling prices.

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

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART II (CONTINUED)


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

Interest Expense. Interest expense for fiscal year 1996 increased $1.4 million compared with fiscal 1995 as a result of higher average borrowings during part of 1996 due in part to the acquisition of MMI and capital expenditures at Steel Operations for the addition of the new wire rod and bar mill. Average borrowings were lower during the fourth quarter of fiscal 1996, however, as the Company used the proceeds it received from its February 1996 stock offering and cash generated from operations to pay down debt. Average borrowings for fiscal 1996 were $72.2 million compared with $37.5 million for fiscal 1995. The average interest rate for fiscal 1996 was 5.9% and for fiscal 1995 was 6.3%.

Other Income. Other income decreased $2.2 million to $1.7 million in fiscal 1996. A significant portion of this decrease resulted from a decrease in gain on sale of assets, down $1.7 million from fiscal 1995, primarily due to the sale of certain of the Company's nonferrous assets in July 1995. Other income in fiscal 1995 also included $.7 million in property tax refunds.

Liquidity and Capital Resources

For the year ended August 31, 1997, cash generated by operations was $23.1 million compared with cash used by operations of $5.8 million for the same period last year. The increase in cash generated this year is predominantly due to the fact that inventories did not increase as significantly this year as they did in fiscal 1996. In 1996, Scrap Operations' inventories rose due to the timing of export shipments and Steel Operations experienced increases in finished goods and supplies inventories related to the addition of a new rod and bar mill.

Capital expenditures and expenditures for acquisitions totaled $57.9 million, $44.6 million and $95.9 million for fiscal years 1997, 1996 and 1995, respectively. Expenditures for fiscal 1997 included the acquisition of Proler for $42.5 million and remaining payments for the new wire rod block completed in February 1997. During fiscal 1996 and fiscal 1995, the Company incurred significant capital outlays related to construction of a new rod and bar mill which was placed into service in February 1996. Expenditures during fiscal 1995 also reflect the acquisition of MMI in March 1995 and final payments on an in-line straightener for Steel Operations. The Company expects to spend approximately $15 million on capital improvements during fiscal 1998.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART II (CONTINUED)


As part of its acquisitions of Proler and MMI, the Company assumed environmental liabilities aggregating $30.3 million as of August 31, 1997. The Company expects to require significant future cash outlays as it incurs the actual costs relating to the remediation of such environmental liabilities.

In June 1997, the Company completed a renegotiation of its unsecured revolving credit agreement whereby it increased the facility to $200 million and extended the maturity of the facility to June 2002. As of August 31, 1997, the Company also had additional lines of credit available of $55 million, $35 million of which was uncommitted. In the aggregate, the Company had borrowings outstanding under these lines of $82.6 million. The increase in borrowings outstanding under the lines since August 31, 1996 is predominantly due to the acquisition of Proler in November 1996 offset by additional financing of approximately $7.7 million related to the Company's Steel Operations.

The Company believes that the current cash balance, internally generated funds and existing credit facilities will provide adequate financing for capital expenditures, working capital and debt service requirements for the next year. In the longer term, the Company may seek to finance business expansion with additional borrowing arrangements or additional equity financing.


Forward Looking Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements that involve a number of risks and uncertainties. Future market conditions are subject to supply and demand conditions and decisions of other market participants over which the Company has no control and which are inherently difficult to predict. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: business conditions and growth in the scrap and steel industries; competitive factors, including pricing pressures from national steel companies; availability of scrap supply; fluctuations in scrap prices; and seasonality of results.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART II (CONTINUED)


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     Index to Consolidated Financial Statements and Schedule

                                                                            Page

     Report of Independent Accountants........................................28

     Consolidated Balance Sheet - August 31, 1997 and 1996....................29

     Consolidated Statement of Operations - Years ended
       August 31, 1997, 1996, and 1995........................................30

     Consolidated Statement of Shareholders' Equity - Years
       ended August 31, 1997, 1996, and 1995..................................31

     Consolidated Statement of Cash Flows - Years ended
       August 31, 1997, 1996, and 1995........................................32

     Notes to Consolidated Financial Statements...............................33

     Report of Independent Accountants on Financial Statement Schedules.......55

     Financial Statement Schedule - Years ended August 31, 1997,
       1996, and 1995.........................................................56

     Schedule II - Valuation and Qualifying Accounts and Reserves


     All other schedules and exhibits are omitted, as the information is not applicable or is not required.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Schnitzer Steel Industries, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Schnitzer Steel Industries, Inc. and its subsidiaries at August 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
Portland, Oregon
September 26, 1997

                        SCHNITZER STEEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except per share amounts)

                                                                                        August 31,
                                                                           ------------------------------------
                                                                                     1997                  1996
                                                                           --------------        --------------
                                 ASSETS
CURRENT ASSETS:
     Cash                                                                  $        3,106        $        1,896
     Accounts receivable, less allowance for
        doubtful accounts of $524 and $420                                         31,010                23,542
     Accounts receivable from related parties                                       1,215                 1,058
     Inventories (Note 2)                                                          95,154                90,746
     Deferred income taxes (Note 6)                                                10,737                 3,128
     Prepaid expenses and other                                                     3,168                 4,118
                                                                           --------------        --------------
            TOTAL CURRENT ASSETS                                                  144,390               124,488
                                                                           --------------        --------------

NET PROPERTY, PLANT & EQUIPMENT (Note 3)                                          151,136               150,517

OTHER ASSETS:
     Investment in joint venture partnerships (Note 11)                            74,605                 9,909
     Advances to joint venture partnerships (Note 11)                               7,145                 4,163
     Goodwill (Note 13)                                                            42,230                43,445
     Intangibles and other                                                          8,480                 4,967
                                                                           --------------        --------------

                                                                           $      427,986        $      337,489
                                                                           ==============        ==============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt (Note 4)                            $          361        $          254
     Accounts payable                                                              19,456                17,877
     Accrued payroll liabilities                                                    5,158                 4,135
     Deferred revenues                                                                292                   392
     Current portion of environmental liabilities (Note 5)                          5,787                 2,202
     Other accrued liabilities                                                      8,438                 6,360
                                                                           --------------        --------------
             TOTAL CURRENT LIABILITIES                                             39,492                31,220
                                                                           --------------        --------------

DEFERRED INCOME TAXES (Note 6)                                                     28,409                15,994

LONG-TERM DEBT LESS CURRENT PORTION                                                92,881                44,475
(Note 4)

ENVIRONMENTAL LIABILITIES,
     NET OF CURRENT PORTION (Note 5)                                               24,530                20,736

OTHER LONG-TERM LIABILITIES (Note 8)                                                3,613                 1,251

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
     Preferred stock--20,000 shares authorized, none issued
     Class A common stock--75,000 shares $1 par value
         authorized, 5,737 and 5,773 shares issued and outstanding                  5,737                 5,773
     Class B common stock--25,000 shares $1 par value
         authorized, 4,445 and 4,575 shares issued and outstanding                  4,445                 4,575
     Additional paid-in capital                                                   109,994               113,747
     Retained earnings                                                            118,885                99,718
                                                                           --------------        --------------
                                                                                  239,061               223,813
                                                                           --------------        --------------

                                                                           $      427,986        $      337,489
                                                                           ==============        ==============


          The accompanying notes are an integral part of this statement

                        SCHNITZER STEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                        Year Ended August 31,
                                                --------------------------------------------------------------------
                                                              1997                     1996                     1995
                                                ------------------       ------------------       ------------------
REVENUES                                        $          361,753       $          339,352       $          330,711
                                                ------------------       ------------------       ------------------

COSTS AND EXPENSES:
      Cost of goods sold and
         other operating expenses                          314,785                  290,841                  284,500
      Selling and administrative                            21,238                   18,860                   16,155
                                                ------------------       ------------------       ------------------

                                                           336,023                  309,701                  300,655
                                                ------------------       ------------------       ------------------

Income from joint ventures (Note 11)                         6,876                    3,291                    2,511
                                                ------------------       ------------------       ------------------

INCOME FROM OPERATIONS                                      32,606                   32,942                   32,567

OTHER INCOME (EXPENSE):
      Interest expense                                      (5,026)                  (3,814)                  (2,441)
      Gain on sale of assets                                   203                      209                    1,929
      Other income (Note 4)                                  4,388                    1,452                    1,974
                                                ------------------       ------------------       ------------------

                                                              (435)                  (2,153)                   1,462
                                                ------------------       ------------------       ------------------

INCOME BEFORE INCOME TAXES
                                                            32,171                   30,789                   34,029
                                                ------------------       ------------------       ------------------

Income tax provision (Note 6)                              (10,946)                 (10,006)                 (11,782)
                                                ------------------       ------------------       ------------------


NET INCOME                                      $           21,225       $           20,783       $           22,247
                                                ==================       ==================       ==================


EARNINGS PER SHARE                              $             2.05       $             2.24       $             2.82
                                                ==================       ==================       ==================


          The accompanying notes are an integral part of this statement

                        SCHNITZER STEEL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)


                                              Class A                  Class B
                                            Common Stock             Common Stock        Additional
                                       ----------------------   ----------------------      Paid-in        Retained
                                          Shares       Amount      Shares       Amount      Capital        Earnings          Total
                                       ---------  -----------   ---------  -----------   ----------     -----------    -----------
BALANCE AT 8/31/94                         3,123   $    3,123       4,766    $   4,766   $   47,322     $    60,093    $   115,304

Class B common stock converted
    to Class A common stock                    5            5          (5)          (5)
Net income                                                                                                   22,247         22,247
Dividends paid                                                                                               (1,578)        (1,578)
                                       ---------   ----------   ---------    ---------   ----------     -----------    -----------

BALANCE AT 8/31/95                         3,128        3,128       4,761        4,761       47,322          80,762        135,973

Class A common stock issued                2,500        2,500                                67,350                         69,850
Class B common stock converted
    to Class A common stock                  186          186        (186)        (186)
Class A common stock repurchased             (41)         (41)                                 (925)                          (966)
Net income                                                                                                   20,783         20,783
Dividends paid                                                                                               (1,827)        (1,827)
                                       ---------   ----------   ---------    ---------   ----------     -----------    -----------

BALANCE AT 8/31/96                         5,773   $    5,773       4,575    $   4,575   $  113,747     $    99,718    $   223,813

Class B common stock converted
    to Class A common stock                  130          130        (130)        (130)
Class A common stock repurchased            (166)        (166)                               (3,753)                        (3,919)
Net income                                                                                                   21,225         21,225
Dividends paid                                                                                               (2,058)        (2,058)
                                       ---------   ----------   ---------    ---------   ----------     -----------    -----------

BALANCE AT 8/31/97                         5,737   $    5,737       4,445    $   4,445   $  109,994     $   118,885    $   239,061
                                       =========   ==========   =========    =========   ==========     ===========    ===========


          The accompanying notes are an integral part of this statement

                        SCHNITZER STEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)


                                                                             Year Ended August 31,
                                                          ------------------------------------------------------------
                                                                     1997                   1996                  1995
                                                          ---------------       ----------------      ---------------
OPERATIONS:
Net income                                                    $    21,225            $    20,783          $    22,247
Noncash items included in income:
     Depreciation and amortization                                 18,265                 13,994               11,598
     Deferred income taxes                                         (2,211)                 3,517               (1,308)
     Equity in earnings of joint ventures
        and other investments                                      (6,876)                (3,291)              (2,511)
     Gain on disposal of assets                                      (180)                  (209)              (1,929)
Cash provided (used) by assets and liabilities:
     Accounts receivable                                           (5,345)                (6,564)               9,270
     Inventories                                                   (2,267)               (18,893)             (13,008)
     Prepaid expenses and other                                     2,414                 (2,299)                (121)
     Accounts payable                                              (3,929)                (2,719)               3,951
     Deferred revenue                                                (100)                (3,524)               3,898
     Accrued expenses                                               4,507                 (4,031)                 931
     Environmental liabilities                                     (2,420)
     Other assets and liabilities                                      51                 (2,603)                 667
                                                              -----------            -----------          -----------

NET CASH PROVIDED (USED) BY OPERATIONS                             23,134                 (5,839)              33,685
                                                              -----------            -----------          -----------

INVESTMENTS:
Payment for purchase of Proler (Note 12)                          (42,456)
Payment for purchase of MMI, net of
     cash acquired (Note 13)                                                                                  (64,799)
Capital expenditures                                              (15,486)               (44,589)             (31,158)
Advances to joint ventures                                         (2,982)                  (324)              (4,238)
Investments in joint ventures                                     (78,392)
Distributions from joint ventures                                  96,658                  2,370                  750
Capitalization of losses on assets held for sale                   (1,689)
Proceeds from sale of assets                                        4,887                  1,839                4,982
                                                              -----------            -----------          -----------

NET CASH USED BY INVESTMENTS                                      (39,460)               (40,704)             (94,463)
                                                              -----------            -----------          -----------

FINANCING:
Proceeds from sale of Class A common stock                                                69,850
Repurchase of Class A common stock                                 (3,919)                  (966)
Dividends declared and paid                                        (2,058)                (1,827)              (1,578)
Increase in long-term debt                                         48,600                                      61,750
Reduction in long-term debt                                       (25,087)               (20,216)              (2,181)
                                                              -----------            -----------          -----------

NET CASH PROVIDED BY FINANCING                                     17,536                 46,841               57,991
                                                              -----------            -----------          -----------

NET INCREASE IN CASH                                                1,210                    298               (2,787)

CASH AT BEGINNING OF PERIOD                                         1,896                  1,598                4,385
                                                              -----------            -----------          -----------

CASH AT END OF PERIOD                                         $     3,106            $     1,896          $     1,598
                                                              ===========            ===========          ===========


          The accompanying notes are an integral part of this statement

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)


Note 1 - Nature of Business and Summary of Significant Accounting Policies:


Nature of Business

Schnitzer Steel Industries, Inc. (the Company) operates a scrap metal processing and recycling business and a mini-mill steel production business in Oregon, Washington and California. Additionally, as a result of its acquisition of Proler International Corp. effective November 29, 1996 (see Note 12), through joint ventures, the Company participates in the management of additional scrap collection and processing facilities in California, Massachusetts, Rhode Island, New Jersey, New York, Arizona, New Hampshire and Maine.


Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company, through subsidiaries, holds a 50% interest in seven joint ventures operating in the Western and Eastern United States and a 33 1/3% interest in one joint venture in New Jersey, which are accounted for using the equity method. All intercompany transactions and balances have been eliminated.

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

Goodwill
Goodwill is being amortized on a straight-line basis over 40 years. At August 31, 1997 and 1996, accumulated amortization aggregated $3,670 and $2,456, respectively. Goodwill is periodically reviewed by the Company for impairments where the fair value may be less than the carrying value.

Common Stock Voting Rights
Each share of Class A common stock is entitled to one vote and each share of Class B common stock is entitled to ten votes.

Net Income Per Share
Net income per share is based on weighted average common and common equivalent shares outstanding of 10,377,137 9,295,705 and 7,906,593, for fiscal years 1997, 1996 and 1995, respectively.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS No. 128) which establishes standards for computing and presenting earnings per share (EPS). SFAS No. 128 replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS. Basic EPS is computed

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)


by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur from any instrument which could result in additional common shares being issued. SFAS No. 128 must be adopted for the Company's fiscal 1998 and requires restatement of all prior-period EPS data presented. The adoption will not materially affect the EPS reported during fiscal 1997.

Interest and Income Taxes Paid
The Company paid $5,093, $5,016 and $2,719 in interest during fiscal years 1997, 1996 and 1995, respectively. For the same periods, the Company paid $7,283, $10,703 and $12,431 in income taxes.

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


Note 2 - Inventories:

Inventories consist of the following:

                                                           August 31,
                                                  ---------------------------
                                                      1997               1996
                                                  --------           --------
         Scrap metals                             $ 26,897           $ 21,006
         Work in process                            24,358             24,535
         Finished goods                             28,109             29,767
         Supplies                                   15,790             15,438
                                                  --------           --------
                                                  $ 95,154           $ 90,746
                                                  ========           ========


Scrap metal inventories are valued at LIFO; the remainder are at average cost. The cost of scrap metal inventories exceeded the stated LIFO value by $8,039 and $8,215 at August 31, 1997 and 1996, respectively.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)


Note 3 - Property, Plant and Equipment:

Property, plant and equipment consist of the following:

                                                                August 31,
                                                       ---------------------------
                                                           1997               1996
                                                       --------           --------
         Land and improvements                         $ 32,580           $ 31,235
         Buildings and leasehold improvements            17,757             15,425
         Machinery and equipment                        212,380            195,367
         Construction in progress                         4,846              8,489
                                                       --------           --------
                                                        265,563            250,516

         Less accumulated depreciation                 (114,427)           (99,999)
                                                       --------           --------

                                                       $151,136           $150,517
                                                       ========           ========

Capitalized interest costs associated with construction were $292 and $1,112 in fiscal years 1997 and 1996, respectively.


Note 4 - Long-Term Debt:

Long-term debt consists of the following:

                                                                August 31,
                                                       ---------------------------
                                                           1997               1996
                                                       --------           --------
Bank unsecured revolving credit facility,
  $200,000 maximum                                     $ 82,600           $ 41,500

Tax-exempt economic development revenue bonds
  due January 2022, interest payable monthy
  at variable rate (3.5% at August 31, 1997),
  secured by a letter of credit                           7,700

State of Oregon loan for energy conservation
  equipment, secured by equipment, 7.89%
  fixed-rate interest, principal and interest
  installments ayable monthly through June 2011           2,188              2,273

Other                                                       754                956
                                                       --------           --------

Total long-term debt                                     93,242             44,729

Less portion due within one year                            361                254
                                                       --------           --------

Long-term debt less current portion                    $ 92,881           $ 44,475
                                                       ========           ========

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)


At August 31, 1997, the Company had a $200,000 unsecured revolving credit facility with its banks. Individual advances outstanding under the line bear interest at floating rates. As of August 31, 1997, such rates averaged 5.8%. Interest is payable upon maturity of each advance under the line. The facility matures in June 2002, at which time all principal amounts outstanding are due.

In addition to the above facility, the Company has a committed line of credit of $20 million and an uncommitted line of credit of $35 million with other banks.

The committed bank credit facilities contain financial covenants, including covenants related to net worth, the ratios of current assets to current liabilities, and debt to equity and cash flow.

Payments on long-term debt during the next five fiscal years are as follows:

                   1998                       $   361
                   1999                           180
                   2000                           193
                   2001                           207
                   2002                        82,820
                   Thereafter                   9,481
                                              -------
                                              $93,242
                                              =======

In February 1997, the Company entered into an interest rate agreement for the sole purpose of locking in the interest rate on a planned private placement of debt. The Company subsequently decided against pursuing the private placement in April 1997 and, thus, recognized the deferred gain on the agreement of approximately $3 million. This amount is included in other income in the accompanying statement of operations for the year ended August 31, 1997.


Note 5 - Environmental Liabilities:

In conjunction with the due diligence proceedings for the Company's acquisition of Manufacturing Management, Inc. (MMI) in March 1995, an independent third-party consultant was hired to estimate the costs to cure both current and future potential environmental liabilities. The cumulative provision for the total costs specified in the consultant's report was included in MMI's statement of operations prior to its acquisition by the Company. This reserve was carried over to the Company's balance sheet and at August 31, 1997 aggregated $20.5 million.

Schnitzer Steel of Tacoma (SST), formerly General Metals of Tacoma, a subsidiary of MMI, owns and operates a scrap facility located on the Hylebos Waterway, a part of Commencement Bay, which is the subject of an ongoing environmental investigation and remediation project by the U.S. Environmental Protection Agency (EPA) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). SST and well over 60 other parties were named potentially responsible parties (PRP) for the investigation and cleanup of contaminated sediment along the Hylebos Waterway. SST and five other PRPs voluntarily have entered into an Administrative Order of Consent with the EPA to fund a pre-remedial study of sediment contamination and remediation alternatives. SST's share of the study, which is now expected to be completed in 1998, is approximately $2 million. Any further potential liabilities, if any, cannot be estimated at this time.

In 1996, prior to the Company's acquisition of Proler International Corp. (Proler) (see Note 12), an independent third-party consultant was engaged to estimate the costs to cure present and future environmental liabilities related to Proler's wholly-owned and joint venture properties. Proler recorded a liability of $8.6 million for the probable costs to remediate its wholly-owned properties based upon the consultant's estimates, increasing its environmental reserve to $9.8 million. The Company carried over the aggregate reserve to its financial statements upon acquiring Proler and

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)


$9.6 million remained outstanding on August 31, 1997. Also, Proler's joint venture operations recorded additional liabilities of $4.1 million for the probable costs to remediate their properties, based upon the consultant's estimates, in 1996 prior to the Company's acquisition of Proler.

Between 1982 and 1987, MRI Corporation (MRI), a wholly-owned subsidiary of Proler, operated a tin can shredding and detinning facility in Tampa, Florida. In 1989 and 1992, the EPA conducted a preliminary site investigation of this property and, in December 1996, added the site to the "National Priorities List". MRI and Proler, along with several other parties have been named as PRPs for the site by the EPA. Additionally, Proler and this subsidiary have been named or identified as PRP's at several other sites. Proler included the probable costs associated with this site in the aforementioned reserve.

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


Note 6 - Income Taxes:

The provision for (benefit from) income taxes is as follows:

                                                       August 31,
                                           ---------------------------------
                                              1997         1996         1995
                                           -------      -------      -------
          Current:
                 Federal                   $ 5,361      $ 7,235      $12,360
                 State                         786          721        1,600
          Deferred:
                 Federal                     4,199        1,678       (2,011)
                 State                         600          372         (167)
                                           -------      -------      -------
                                           $10,946      $10,006      $11,782
                                           =======      =======      =======

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)


Deferred tax assets and liabilities are as follows:

                                                                         August 31,
                                                                ---------------------------
                                                                    1997               1996
                                                                --------           --------
         Segment held for sale                                  $  3,707           $
         Inventory valuation methods                               3,380              1,035
         Employee benefit accruals                                 3,137              1,607
         State income tax and other                                  513                486
                                                                --------           --------
               Net current deferred tax assets                  $ 10,737           $  3,128
                                                                ========           ========

         Accelerated depreciation
           and basis differences                                $ 40,798           $ 26,957
         Environmental liabilities                               (11,891)            (8,638)
         Net operating loss carry forwards                       (10,992)
         Other                                                      (498)              (325)
                                                                --------           --------
                                                                  17,417             15,994

         Deferred tax asset valuation allowance                   10,992
                                                                --------           --------

               Net non-current deferred tax liabilities         $ 28,409           $ 15,994
                                                                ========           ========


The reasons for the difference between the effective income tax rate and the statutory federal income tax rate are as follows:

                                                            August 31,
                                                ---------------------------------
                                                   1997         1996         1995
                                                -------      -------      -------
               Federal statutory rate               35%          35%          35%
               Foreign sales corporation            (5)          (5)          (4)
               State taxes and credits               3            2            3
               Other                                 1            1            1
                                                    --           --           --

                                                    34%          33%          35%
                                                    ==           ==           ==

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


Transactions Affecting Cost of Goods Sold and Other Operating Expenses

The Company charters several vessels from related companies to transport scrap metal to foreign markets. Charges incurred for these charters were $9,296, $7,943 and $3,309 for 1997, 1996 and 1995, respectively. In 1993, the Company signed a five-year time-charter agreement for one vessel. The agreement guarantees the ship owner a residual market value of $2,500 at the end of the time-charter. The Company entered into two additional seven-year time charters in May 1995. In August 1996, these two time charters were re-negotiated due to the condition of the vessels and lower charter rates experienced in the shipping industry resulting in a $769 refund of time-charter expenses related to the first three fiscal quarters of 1996. This refund was recorded in the fourth quarter of 1996.

The Company purchased scrap metals from its joint venture operations totalling $13,856, $8,513 and $7,704 in 1997, 1996 and 1995, respectively.

The Company leases certain land and buildings from a related real estate company under operating leases. The following table summarizes the lease terms, annual rents and future minimum rents:

                                                                 Lease               Current
         Location:                                          Expiration           Annual Rent
         ---------                                          ----------           -----------
         Scrap Operations:
           Portland facility and marine terminal                  2063                $1,056
           Sacramento facility                                    2003                    80
         Administrative offices                                   2006                   246

                                             Minimum          Sublease           Net Minimum
                                               Rents            Income                 Rents
                                             -------          --------           -----------
         1998                                $ 1,382             $ (38)               $1,344
         1999                                  1,294               (38)                1,256
         2000                                  1,294               (38)                1,256
         2001                                  1,294               (38)                1,256
         2002                                  1,265                                   1,265
         Thereafter                           64,915


The rent expense was $1,351, $1,274 and $1,315 for 1997, 1996 and 1995,
respectively.

The rents for Scrap Operations will be adjusted in 1999 based upon changes in the Consumer and the Producer Price Indices. Beginning in 2003 and every 15 years thereafter, the rent will be adjusted to then market rates.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)


Transactions Affecting Selling and Administrative Expenses

The Company performs some administrative services and provides operation and maintenance of management information systems for certain related parties. These services are charged to the related parties based upon cost plus a 15% margin for overhead and profit. These administrative charges totalled $1,046, $816 and $872 in 1997, 1996, and 1995, respectively.

Transactions Affecting Other Income (Expense)

The vessels discussed above are periodically sub-chartered to third parties. In this case, a related shipping agency company acts as the Company's agent in the collection of income and payment of expenses related to sub-charter activities. For the year ended August 31, 1997, charges incurred for these sub-charters aggregated $871 offset by income of $747. Charges incurred for these sub-charters totaled $3,135 in fiscal 1996, net of a $163 refund recorded in the fourth quarter, resulting from the re-negotiation of time-charter contracts previously discussed above. These charges were offset by income of $3,157. There was no sub-charter activity in fiscal 1995.

In February 1996, the Company sold a parcel of land to a related real estate company. The Company received $585,000, recognizing no gain or loss on the transaction.

Transactions Affecting Property, Plant & Equipment

From time to time, the law firm of Ball Janik LLP, of which director Robert S. Ball is a partner, provides legal services to the Company. Mr. Ball is a director, significant shareholder and the secretary of Electrical Construction Company (ECC), an electrical contractor, which has provided electrical construction services on the Company's new rolling mill. The Company paid ECC $7,301 and $1,256 in 1996 and 1995, respectively. No payments to ECC were made in fiscal 1997.


Note 8 - Employee Benefits:

In accordance with union agreements, the Company contributed to union pension plans $2,164, $1,782 and $1,444, in 1997, 1996, and 1995, respectively. These are multi-employer plans and, consequently, the Company is unable to determine its relative portion of or estimate its future liability under the plans.

The Company has several defined contribution plans covering nonunion employees. The pension cost related to these plans totaled $1,028, $1,268 and $935 for 1997, 1996, and 1995, respectively.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)


For some nonunion employees, the Company also maintains a defined benefit pension plan. The Company has funded the maximum contribution deductible for federal income tax purposes. The following table sets forth the plan's funded status at:

                                                                                      August 31,
                                                                             ----------------------------
                                                                                   1997              1996
                                                                             ----------        ----------
Actuarial present value of accumulated plan benefits:
          Vested                                                             $    2,945        $    2,669
          Non-vested                                                                463               333
                                                                             ----------        ----------
Accumulated benefit obligation                                                    3,408             3,002

Effect of projected future compensation levels                                      678               544
                                                                             ----------        ----------
Projected benefit obligation                                                      4,086             3,546

Plan assets at fair value, primarily
    marketable securities                                                         4,162             3,408
                                                                             ----------        ----------

Plan assets greater (less) than projected benefit obligation                         76              (138)

Unrecognized prior service costs                                                     71                75

Unrecognized net (gain) loss                                                       (395)              369
                                                                             ----------        ----------

Net pension (liability) asset                                                $     (248)       $      306
                                                                             ==========        ==========


Components of the defined benefit net pension cost are as follows:

                                                                                     August 31,
                                                                       --------------------------------------
                                                                         1997            1996            1995
                                                                       ------          ------          ------
Service costs for benefits earned during the year                      $  529          $  367          $  280
Interest cost on projected benefit obligation                             257             219             186
Actual return on plan assets                                             (299)           (248)           (192)
Net amortization and deferral                                               4               4               2
                                                                       ------          ------          ------

Net pension cost                                                       $  491          $  342          $  276
                                                                       ======          ======          ======


Assumptions used each year in determining the defined benefit net pension cost are:

                                                                         1997            1996            1995
                                                                       ------          ------          ------
     Weighted average discount rate                                      7.5%            7.5%            8.0%
     Rate of increase in future compensation levels                      4.5             4.5             4.5
     Expected long-term rate of return on assets                         9.0             9.0             8.0

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

                                                                 August 31,
                                                   --------------------------------------
                                                     1997            1996            1995
                                                   ------          ------          ------
     Restricted trust fund                         $  684          $  459          $  234
     Deferred compensation expense                    490             545             741
     Long-term pension liability                    1,343           1,249           1,308
     Pension cost                                     149             136             149


Note 9 - Stock Incentive Plan:

In September 1993, the Company adopted a Stock Incentive Plan for employees, consultants and directors of the Company. The plan covers 1,200,000 shares of Class A common stock. All options have a ten-year term and become exercisable for 20% of the shares covered by the option on each of the first five anniversaries of the grant.

The Company records stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related Interpretations. An alternative method of accounting exists under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) which requires the use of option valuation models; however, these models were not developed for use in valuing employee stock compensation awards. Under APB 25, because the exercise price of the Company's employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information for fiscal years 1997 and 1996 regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for both fiscal years 1997 and 1996: risk-free interest rate of 6.6%, dividend yield of 1% and a weighted-average expected life of the options of 7.5 years. The weighted-average volatility factors of the expected market price of the Company's common stock were .43 and .46 for fiscal years 1997 and 1996, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The effects on results of operations and earnings per share is not expected to be indicative of the effects on results of operations or earnings per share in future years. The Company's pro forma information follows:

                                                   Year Ended August 31,
                                                   ---------------------
                                                      1997          1996
                                                   -------       -------
         Pro forma net income                      $20,945       $20,736

         Pro forma earnings per share                 2.02          2.23

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)


A summary of the Company's stock option activity and related information for the years ended August 31 is as follows:

                                                 1997                       1996                       1995
                                         ---------------------       --------------------       ---------------------
                                                      Weighted                   Weighted                    Weighted
                                                       Average                    Average                     Average
                                                      Exercise                   Exercise                    Exercise
                                         Options         Price       Options        Price       Options         Price
                                         -------      --------       -------     --------       -------      --------
Outstanding-beginning of year            294,515        $21.10       180,627       $19.11        99,167        $18.37

Options granted                          136,713        $25.00       113,888       $24.25        81,460        $20.00

Options canceled                          (1,500)       $24.25
                                         -------                     -------                    -------

Outstanding - end of year                429,728        $22.33       294,515       $21.10       180,627        $19.11
                                         =======                     =======                    =======
Exercisable at end of year               114,561                      55,955                     19,832
                                         =======                     =======                    =======
Weighted-average fair value of
options granted during year              $ 14.11                     $ 14.37
                                         =======                     =======


Exercise prices for options outstanding as of August 31, 1997 ranged from $18 to $25. The weighted-average remaining contractual life of those options is 8.4 years.


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

The Scrap Operations segment sells to foreign customers, primarily in Asia, resulting in export sales of $117,861, $137,701 and $140,046 in 1997, 1996 and
1995, respectively. In 1996, sales to one customer accounted for 12% of consolidated revenues.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)


Note 10 - Segment Information (continued):

                                                                                   August 31,
                                                                ----------------------------------------------
                                                                    1997                 1996             1995
                                                                --------             --------         --------
Net revenues:
     Scrap operations                                           $236,392             $233,484         $244,129
     Steel operations                                            183,740              160,019          141,469
Intersegment sales                                               (58,379)             (54,151)         (54,887)
                                                                --------             --------         --------
                                                                $361,753             $339,352         $330,711
                                                                ========             ========         ========

Income from operations:
     Scrap operations                                           $ 27,399             $ 29,587         $ 26,282
     Steel operations                                              5,493                6,303            9,252
Income from joint ventures                                         6,876                3,291            2,511
     Corporate                                                    (7,162)              (6,239)          (5,478)
                                                                --------             --------         --------
                                                                $ 32,606             $ 32,942         $ 32,567
                                                                ========             ========         ========

Total assets:
     Scrap operations                                           $208,266             $133,324         $122,545
     Steel operations                                            194,649              191,823          147,059
     Corporate                                                    25,071               12,342           10,701
                                                                --------             --------         --------
                                                                $427,986             $337,489         $280,305
                                                                ========             ========         ========

Depreciation and amortization expense:
     Scrap operations                                           $  7,573             $  6,891         $  5,036
     Steel operations                                             10,464                6,907            6,401
     Corporate                                                       228                  196              161
                                                                --------             --------         --------
                                                                $ 18,265             $ 13,994         $ 11,598
                                                                ========             ========         ========

Capital expenditures:
     Scrap operations                                           $  6,295           $    7,695       $    5,375
     Steel operations                                              8,834               36,323           25,638
     Corporate                                                       357                  571              145
                                                                --------         ------------     ------------
                                                                $ 15,486            $  44,589        $  31,158
                                                                ========            =========        =========

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)


Note 11 - Summarized Financial Information of Joint Ventures:

A summary of combined operations of joint ventures in which the Company is a partner is as follows:

                                                                                August 31,
                                                                     --------------------------------
                                                                          1997                   1996
                                                                     ---------               --------
         Current assets                                              $  78,711               $  9,526
         Noncurrent assets                                              66,482                 24,527
                                                                     ---------               --------
                                                                     $ 145,193               $ 34,053
                                                                     =========               ========


         Current liabilities                                         $  39,231               $  5,613
         Noncurrent liabilities                                          6,146                  7,874
         Minority interest                                               1,509                  1,762
         Partners' equity                                               98,307                 18,804
                                                                     ---------               --------
                                                                     $ 145,193               $ 34,053
                                                                     =========               ========


                                                                               August 31,
                                                           ----------------------------------------------
                                                               1997                 1996             1995
                                                           --------             --------         --------
         Revenues                                          $352,515             $ 43,883         $ 57,377
                                                           ========             ========         ========

         Income from operations                            $ 14,399             $  7,691         $  5,910
                                                           ========             ========         ========

         Net income before taxes                           $ 14,156             $  6,636         $  5,019
                                                           ========             ========         ========


The Company performs some administrative services and provides operation and maintenance of management information systems to some of these joint ventures. These administrative charges totaled $214, $184 and $185 in 1997, 1996, and 1995, respectively.

Advances from and to joint venture partnerships, included in noncurrent assets and liabilities above, respectively, bear interest at the prime rate less one percent. Although these advances are collectible on demand, management does not intend to request payment in the foreseeable future. The Company earned interest income of $580, $309 and $385 from these advances in 1997, 1996 and 1995, respectively.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)


Note 12 - Acquisition of Proler International Corp.:

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

                                                             For the Year Ended
                                                                 August 31,
                                                      -------------------------------
                                                           1997                 1996
                                                      ---------             ---------
                                                              (in thousands)
         Revenues                                     $ 364,899             $ 353,096
                                                      =========             =========

         Net income                                   $  14,606             $  11,650
                                                      =========             =========

         Earnings per share                           $    1.41             $    1.25
                                                      =========             =========


During the year ended August 31, 1997, Proler recorded a provision for environmental liabilities of $8.6 million.

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

In conjunction with the acquisition, liabilities were assumed as follows:

              Fair value of assets acquired                 $100,685
              Cash paid for the stock                         42,456
                                                            --------
              Liabilities assumed                           $ 58,229
                                                            ========

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)


Note 13 - Acquisition of Manufacturing Management, Inc. (MMI):

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

The consolidated results of operations include MMI's results of operations beginning on March 17, 1995.

The following supplemental pro forma information presents the combined results of operations of the Company and MMI as though the acquisition had occurred at the beginning of the periods shown. However, the pro forma information is not necessarily indicative of the results which would have resulted had the acquisition occurred at the beginning of the periods presented.

                                                           For the Year
                                                      Ended August 31, 1995
                                                      ---------------------

          Revenues                                            $392,031
                                                              ========
          Net income                                          $ 22,601
                                                              ========

          Earnings per share                                  $   2.86
                                                              ========


In conjunction with the acquisition, liabilities were assumed as follows:

          Fair value of assets acquired                       $ 95,958
          Cash paid for the stock                               66,000
                                                              --------

          Liabilities assumed                                 $ 29,958
                                                              ========

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)


Note 14 - Quarterly Financial Data (Unaudited):

                                                             Fiscal Year 1997
                                       --------------------------------------------------------------
                                          First            Second             Third            Fourth
                                       --------          --------          --------          --------
Net revenues                           $ 82,700          $ 76,599          $ 89,297          $113,157
Income from operations                    4,553             2,767            10,899            14,387
Net income                                2,781             1,378             8,424             8,642
Income per common share                     .27               .13               .81               .84


                                                             Fiscal Year 1996
                                       --------------------------------------------------------------
                                          First            Second             Third            Fourth
                                       --------          --------          --------          --------
Net revenues                           $ 71,591          $ 82,721          $ 86,950          $ 98,090
Income from operations                    8,575             8,209             8,031             8,129
Net income                                5,078             5,400             4,551             5,755
Income per common share                     .64               .65               .44               .55


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.


                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors is included under "Election of Directors" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report. Information required by Item 405 of Regulation S-K is included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 11.      EXECUTIVE COMPENSATION

The information required by this item is included under "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is included under "Voting Securities and Principal Shareholders" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under "Certain Transactions" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K


                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)    1.     The following financial statements are filed as part of this report:

       See Index to Consolidated Financial Statements and Schedule on page 27 of this Report.


       2. The following financial statement schedule is filed as part of this report:

       See Index to Consolidated Financial Statements and Schedule on page 27 of this Report.

       Schedules other than those listed on the Index to Consolidated Financial Statements and Schedule are omitted as the information is either not applicable or is not required.

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

               9.2 First Amendment to Voting Trust and Buy-Sell Agreement dated July 15, 1991. Incorporated by reference to Exhibit
                      9.2 to the Form S-1.

               9.3 Second Amendment to Voting Trust and Buy -Sell Agreement dated November 30, 1996.

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

               10.6 Fourth Amendment of Lease dated March 31, 1997 between Schnitzer Investment Corp. and the Registrant, relating to the Corporate Headquarters.

               10.7 Lease Agreement dated March 1, 1995 between Schnitzer Investment Corp. and the Registrant, relating to the Corporate Headquarters. Filed as Exhibit 10.3 to Registrants Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

               10.8 Amendment of lease dated March 31, 1997 between Schnitzer Investment Corp. and the Registrant relating to the Corporate Headquarters.

               10.9 Lease Agreement dated April 20, 1995 between Schnitzer Investment Corp. and the Registrant, relating to the Corporate Headquarters. Filed as Exhibit 10.4 to Registrant's Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

               10.10 Lease Agreement dated February 18, 1997 between Schnitzer Investment Corp and the Registrant relating to the Corporate Headquarters.

               10.11 Lease Agreement dated September 1, 1988 between Schnitzer Investment Corp. and the Registrant, as amended, relating to the Portland scrap operations. Incorporated by reference to Exhibit 10.3 to the Form S-1.

               10.12 Second Amendment to Lease dated as of October 28, 1994 between Schnitzer Investment Corp. and the Registrant, relating to Portland scrap operations. Filed as Exhibit
                      10.1 to Registrant's Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

               10.13 Lease Agreement dated September 1, 1988 between Schnitzer Investment Corp. and the Registrant, as amended, relating to the Sacramento scrap operation. Incorporated by reference to Exhibit 10.4 to the Form S-1.

               10.14 Amendment of lease dated as of February 8, 1995 between Schnitzer Investment Corp. and the Registrant, relating to the Sacramento scrap operations. Filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

               10.15 Second Amended Shared Services Agreement dated as of September 13, 1993 between the Registrant and certain entities controlled by shareholders of the Registrant. Incorporated by reference to Exhibit 10.5 to the Form S-1.

               10.16 Amendment dated as of September 1, 1994 to Second Amended Shared Services Agreement between the Registrant and certain entities controlled by shareholders of the Registrant. Filed as Exhibit 10.6 to Registrant's Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference.

               10.17 Uniform Time Charter dated May 27, 1993 between the Registrant and Trans-Pacific Shipping Co. Incorporated by reference to Exhibit 10.6 to the Form S-1.

               10.18 Uniform Time Charter dated May 9, 1995 between the Registrant and Trans-Pacific Shipping Co. Filed as Exhibit
                      10.10 to Registrant's Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference.

               10.19 Addendum No. 3 to M/V Jade Pacific Uniform time Charter Agreement dated August 28, 1996 between the Registrant and Trans-Pacific Shipping Co. Filed as Exhibit 10.16 to Registrant's Form 10-K for the fiscal year ended August 31, 1996, and incorporated by reference.

               10.20 Uniform Time Charter dated May 9, 1995 between the Registrant and Trans-Pacific Shipping Co. Filed as Exhibit
                      10.11 to Registrant's Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference.

               10.21 Addendum No. 3 to M/V Jade Orient Uniform Time Charter Agreement dated August 28, 1996 between the Registrant and Trans-Pacific Shipping Co. Filed as Exhibit 10.18 to Registrant's Form 10-K for the fiscal year ended August 31, 1996, and incorporated by reference.

              *10.22  1993 Stock Incentive Plan of the Registrant.

              *10.23 Supplemental Executive Retirement Bonus Plan of the Registrant. Incorporated by reference to Exhibit 10.8 to the Form S-1.

              *10.24 Assistant Secretary's Certificate dated November 25, 1995 amending the Supplemental Executive Retirement Bonus Plan of the Registrant. Filed as Exhibit 10.6 to Registrant's Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

              *10.25 Deferred Bonus Agreement between the Company and an executive officer. Filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarterly period ended May 31, 1996, and incorporated herein by reference.

               21.1   Subsidiaries of Registrant.

               23.1   Consent of Independent Accountants.

               24.1   Powers of Attorney

               27     Financial Data Schedule


                      * Management contract or compensatory plan or arrangement

--------------

(b)    Reports on Form 8-K

       No reports on Form 8-K were required to be filed by the Registrant during the fourth quarter of the fiscal year ended August 31, 1997.

                        SCHNITZER STEEL INDUSTRIES, INC.

                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SCHNITZER STEEL INDUSTRIES, INC.


Dated:   November  18, 1997            By: /s/ BARRY A. ROSEN
       -----------------------             -------------------------------------
                                           Barry A. Rosen
                                           Vice President --
                                           Finance and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on November 18, 1997 in the capacities indicated.


Signature                              Title
---------                              -----

Principal Executive Officer:


*LEONARD SCHNITZER                     Chairman of the Board,
----------------------------------     Chief Executive Officer and Director
Leonard Schnitzer


Principal Financial Officer:


/s/ BARRY A. ROSEN                     Vice President --
----------------------------------     Finance and Treasurer
Barry A. Rosen


Principal Accounting Officer:


*JAMES W. CRUCKSHANK                   Controller and Assistant
----------------------------------     Treasurer
James W. Cruckshank

Directors:


*CAROL S. LEWIS                        Director
----------------------------------
Carol S. Lewis


*KENNETH M. NOVACK                     Director
----------------------------------
Kenneth M. Novack


*ROBERT W. PHILIP                      Director
----------------------------------
Robert W. Philip


*JEAN S. REYNOLDS                      Director
----------------------------------
Jean S. Reynolds


*DORI SCHNITZER                        Director
----------------------------------
Dori Schnitzer


*GARY SCHNITZER                        Director
----------------------------------
Gary Schnitzer


*MANUEL SCHNITZER                      Director
----------------------------------
Manuel Schnitzer


*ROBERT S. BALL                        Director
----------------------------------
Robert S. Ball


*WILLIAM S. FURMAN                     Director
----------------------------------
William S. Furman


*RALPH R. SHAW                         Director
----------------------------------
Ralph R. Shaw


*By: /s/ BARRY A. ROSEN
     ----------------------------------
     Attorney-in-fact, Barry A. Rosen

                        Report of Independent Accountants
                         on Financial Statement Schedule


To the Board of Directors
of Schnitzer Steel Industries, Inc.


Our audits of the consolidated financial statements referred to in our report dated September 26, 1997, appearing on page 28 of the 1997 Annual Report to Shareholders of Schnitzer Steel Industries, Inc. (which report and consolidated financial statements are located in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PRICE WATERHOUSE LLP



Portland, Oregon
September 26, 1997

                        SCHNITZER STEEL INDUSTRIES, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
               FOR THE YEARS ENDED AUGUST 31, 1997, 1996, AND 1995
                                 (in thousands)


                                                               Additions
                                        Balance at    ----------------------------                                   Balance at
                                         Beginning    Charged to        Charged to                                       End of
             Description                 of Period       Expense       Other Accts.      Deductions     Recoveries       Period
--------------------------------------  ----------    ----------      ------------       ----------     ----------   ----------
Year Ended August 31, 1997
    Allowance for doubtful accounts        $   420      $     63           $    68(1)       $   (27)        $            $  524
    Lower-of-cost-or-market
        inventory reserve                        2                                               (2)

Year Ended August 31, 1996
    Allowance for doubtful accounts            797           229                               (618)            12          420
    Lower-of-cost-or-market
        inventory reserve                        2                                                                            2

Year Ended August 31, 1995
    Allowance for doubtful accounts            398           244               155(2)                                       797
    Lower-of-cost-or-market
        inventory reserve                       62           (60)                                                             2


(1)   Represents the allowance for doubtful accounts associated with Proler
      International Corp., which the Company purchased in November 1996.

(2) Represents the allowance for doubtful accounts associated with Manufacturing Management, Inc. which the Company purchased in March 1995.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                INDEX TO EXHIBITS


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

 9.2 First Amendment to Voting Trust and Buy-Sell Agreement dated July 15, 1991. Incorporated by reference to Exhibit 9.2 to the Form S-1.

 9.3 Second Amendment to Voting Trust and Buy-Sell Agreement dated November 30, 1996.

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

 10.6 Fourth Amendment of Lease dated March 31, 1997 between Schnitzer Investment Corp. and the Registrant, relating to the Corporate Headquarters.

 10.7 Lease Agreement dated March 1, 1995 between Schnitzer Investment Corp. and the Registrant, relating to the Corporate Headquarters. Filed as
          Exhibit 10.3 to Registrants Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

 10.8 Amendment of lease dated March 31, 1997 between Schnitzer Investment Corp. and the Registrant relating to the Corporate Headquarters.

 10.9 Lease Agreement dated April 20, 1995 between Schnitzer Investment Corp. and the Registrant, relating to the Corporate Headquarters. Filed as Exhibit 10.4 to Registrant's Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

 10.10 Lease Agreement dated February 18, 1997 between Schnitzer Investment Corp. and the Registrant relating to the Corporate Headquarters

 10.11 Lease Agreement dated September 1, 1988 between Schnitzer Investment Corp. and the Registrant, as amended, relating to the Portland scrap operations. Incorporated by reference to Exhibit 10.3 to the Form S-1.

 10.12 Second Amendment to Lease dated as of October 28, 1994 between Schnitzer Investment Corp. and the Registrant, relating to Portland scrap operations. Filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

 10.13 Lease Agreement dated September 1, 1988 between Schnitzer Investment Corp. and the Registrant, as amended, relating to the Sacramento scrap operation. Incorporated by reference to Exhibit 10.4 to the Form S-1.

 10.14 Amendment of lease dated as of February 8, 1995 between Schnitzer Investment Corp. and the Registrant, relating to the Sacramento scrap operations. Filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

 10.15 Second Amended Shared Services Agreement dated as of September 13, 1993 between the Registrant and certain entities controlled by shareholders of the Registrant. Incorporated by reference to Exhibit
          10.5 to the Form S-1.

 10.16 Amendment dated as of September 1, 1994 to Second Amended Shared Services Agreement between the Registrant and certain entities controlled by shareholders of the Registrant. Filed as Exhibit 10.6 to Registrant's Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference.

 10.17 Uniform Time Charter dated May 27, 1993 between the Registrant and Trans-Pacific Shipping Co. Incorporated by reference to Exhibit 10.6 to the Form S-1.

 10.18 Uniform Time Charter dated May 9, 1995 between the Registrant and Trans-Pacific Shipping Co. Filed as Exhibit 10.10 to Registrant's Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference.

 10.19 Addendum No. 3 to M/V Jade Pacific Uniform time Charter Agreement dated August 28, 1996 between the Registrant and Trans-Pacific Shipping Co. Filed as Exhibit 10.16 to Registrant's Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference.

 10.20 Uniform Time Charter dated May 9, 1995 between the Registrant and Trans-Pacific Shipping Co. Filed as Exhibit 10.11 to Registrant's Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference.

 10.21 Addendum No. 3 to M/V Jade Orient Uniform Time Charter Agreement dated August 28, 1996 between the Registrant and Trans-Pacific Shipping Co. Filed as Exhibit 10.18 to Registrant's Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference.

*10.22    1993 Stock Incentive Plan of the Registrant.

*10.23 Supplemental Executive Retirement Bonus Plan of the Registrant. Incorporated by reference to Exhibit 10.8 to the Form S-1.

*10.24 Assistant Secretary's Certificate dated November 25, 1995 amending the Supplemental Executive Retirement Bonus Plan of the Registrant. Filed as Exhibit 10.6 to Registrant's Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

*10.25 Deferred Bonus Agreement between the Company and an executive officer. Filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarterly period ended May 31, 1996, and incorporated herein by reference

 21.1     Subsidiaries of Registrant.

 23.1     Consent of Independent Accountants

 24.1     Powers of Attorney.

 27       Financial Data Schedule