Form 10-Q
period 1997-11-30
SCHNITZER STEEL INDUSTRIES INC
filed 1998-01-14
CIK 912603

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission file number 0-22496


                        SCHNITZER STEEL INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           OREGON                                               93-0341923
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

  3200 N.W. Yeon Ave., P.O Box 10047
  Portland, OR                                                   97296-0047
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

                                 (503) 224-9900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]  No  [ ]

The Registrant had 5,664,826 shares of Class A Common Stock, par value of $1.00 per share and 4,436,328 shares of Class B Common Stock, par value of $1.00 per share outstanding at January 1, 1998.

                        SCHNITZER STEEL INDUSTRIES, INC.


                                      INDEX


                                                                        PAGE NO.

PART I.  FINANCIAL INFORMATION

Consolidated Balance Sheet at November 30, 1997
    and August 31, 1997....................................................3

Consolidated Statement of Operations for the
    Three Months Ended November 30, 1997 and 1996..........................4

Consolidated Statement of Shareholders' Equity for the
    Year Ended August 31, 1997 and the Three Months
    Ended November 30, 1997................................................5

Consolidated Statement of Cash Flows for the
    Three Months Ended November 30, 1997 and 1996..........................6

Notes to Consolidated Financial Statements.................................7

Management's Discussion and Analysis of
   Financial Condition and Results of Operations..........................11


PART II.  OTHER INFORMATION

Submission of Matters to a Vote of Security Holders.......................15

Exhibits and Reports on Form 8-K..........................................16




SIGNATURE PAGE............................................................17

                        SCHNITZER STEEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except per share amounts)

                                                                          Nov. 30, 1997           Aug. 31, 1997
                                                                         --------------          --------------
                                                                           (Unaudited)              (Audited)
                                     ASSETS
CURRENT ASSETS:
     Cash                                                                $        3,169          $        3,106
     Accounts receivable, less allowance for
        doubtful accounts of $466 and $524                                       29,009                  31,010
     Accounts receivable from related parties                                     1,173                   1,215
     Inventories (Note 2)                                                        89,215                  95,154
     Deferred income taxes                                                       10,737                  10,737
     Prepaid expenses and other                                                   2,939                   3,168
                                                                         --------------          --------------
            TOTAL CURRENT ASSETS                                                136,242                 144,390
                                                                         --------------          --------------

NET PROPERTY, PLANT & EQUIPMENT                                                 149,196                 151,136

OTHER ASSETS:
     Investment in joint venture partnerships                                    75,854                  74,605
     Advances to joint venture partnerships                                       9,060                   7,145
     Goodwill                                                                    41,927                  42,230
     Intangibles and other                                                        8,280                   8,480
                                                                         --------------          --------------
                                                                                135,121                 132,460
                                                                         --------------          --------------

                                                                         $      420,559          $      427,986
                                                                         ==============          ==============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                                              163                     361
     Accounts payable                                                            25,595                  19,456
     Accrued payroll liabilities                                                  6,166                   5,158
     Deferred revenues                                                              267                     292
     Current portion of environmental liabilities (Note 4)                        5,880                   5,787
     Other accrued liabilities                                                    9,365                   8,438
                                                                         --------------          --------------
             TOTAL CURRENT LIABILITIES                                           47,436                  39,492
                                                                         --------------          --------------

DEFERRED INCOME TAXES                                                            28,409                  28,409
                                                                         --------------          --------------

LONG-TERM DEBT LESS CURRENT PORTION                                              74,057                  92,881
                                                                         --------------          --------------

ENVIRONMENTAL LIABILITIES, NET OF CURRENT PORTION                                24,019                  24,530
                                                                         --------------          --------------

OTHER LONG-TERM LIABILITIES                                                       3,545                   3,613
                                                                         --------------          --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock--20,000 shares authorized, none issued
     Class A common stock--75,000 shares $1 par value
         authorized, 5,685 and 5,737 shares issued and outstanding                5,685                   5,737
     Class B common stock--25,000 shares $1 par value
         authorized, 4,437 and 4,445 shares issued and outstanding                4,437                   4,445
     Additional paid-in capital                                                 108,303                 109,994
     Retained earnings                                                          124,668                 118,885
                                                                         --------------          ---------------
                                                                                243,093                 239,061
                                                                         --------------          ---------------

                                                                         $      420,559          $      427,986
                                                                         ==============          ===============

          The accompanying notes are an integral part of this statement

                        SCHNITZER STEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)

                                   (unaudited)




                                                               For The Three Months Ended November 30,
                                                              -----------------------------------------
                                                                        1997                       1996
                                                              --------------              -------------
REVENUES                                                      $      105,403              $      82,700

COSTS AND EXPENSES:
      Cost of goods sold and other operating expenses                 93,368                     74,199
      Selling and administrative                                       5,267                      4,675
                                                              --------------              -------------
                                                                      98,635                     78,874

Income from joint ventures                                             3,794                        727
                                                              --------------              -------------

INCOME FROM OPERATIONS                                                10,562                      4,553
                                                              --------------              -------------

OTHER INCOME (EXPENSE):
      Interest expense                                                (1,245)                      (529)
      Other income                                                       358                         98
                                                              --------------              -------------
                                                                        (887)                      (431)
                                                              --------------              -------------

INCOME BEFORE INCOME TAXES                                             9,675                      4,122

Income tax provision                                                  (3,386)                    (1,341)
                                                              --------------              -------------

NET INCOME                                                    $        6,289              $       2,781
                                                              ==============              =============


EARNINGS PER SHARE                                            $         0.61              $        0.27
                                                              ==============              =============


          The accompanying notes are an integral part of this statement

                        SCHNITZER STEEL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                   (unaudited)

                                            Class A                  Class B
                                          Common Stock             Common Stock         Additional
                                      ---------------------   ----------------------        Paid-in        Retained
                                        Shares       Amount     Shares        Amount        Capital        Earnings           Total
                                      --------   ----------   --------    ----------  -------------    ------------   -------------
BALANCE AT 8/31/96                       5,773   $    5,773      4,575    $    4,575  $     113,747    $     99,718   $     223,813

Class B common stock converted
    to Class A common stock                130          130       (130)         (130)
Class A common stock repurchased          (166)        (166)                                 (3,753)                         (3,919)
Net income                                                                                                   21,225          21,225
Dividends paid                                                                                               (2,058)         (2,058)
                                      --------   ----------   --------    ----------  -------------    ------------   -------------

BALANCE AT 8/31/97                       5,737        5,737      4,445         4,445        109,994         118,885         239,061

Net income                                                                                                    6,289           6,289
Class B common stock converted
    to Class A common stock                  8            8         (8)           (8)
Class A common stock repurchased           (60)         (60)                                 (1,691)                         (1,751)
Dividends paid                                                                                                 (506)           (506)
                                      --------   ----------   --------    ----------  -------------    ------------   -------------

BALANCE AT 11/30/97                      5,685   $    5,685      4,437    $   4,437   $     108,303    $    124,668   $     243,093
                                      ========   ==========   ========    ==========  =============    ============   =============


          The accompanying notes are an integral part of this statement

                        SCHNITZER STEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                   (unaudited)
                                                                 For The Three Months Ended November 30,
                                                                 ---------------------------------------
                                                                          1997                      1996
                                                                 -------------              ------------
OPERATIONS:
     Net income                                                  $       6,289              $      2,781
     Noncash items included in income:
        Depreciation and amortization                                    4,719                     4,606
        Equity in earnings of joint ventures
           and other investments                                        (3,794)                     (727)
        Loss on disposal of assets                                          77                        96
     Cash provided (used) by assets and liabilities:
        Accounts receivable                                              2,043                     4,592
        Inventories                                                      5,939                    (1,653)
        Prepaid expenses and other                                         545                       931
        Accounts payable                                                 6,139                    (2,642)
        Deferred revenue                                                   (25)                      (25)
        Accrued expenses                                                 1,935                       726
        Other assets and liabilities                                      (220)                       22
                                                                 -------------              ------------

     NET CASH PROVIDED BY OPERATIONS                                    23,647                     8,707
                                                                 -------------              ------------

INVESTMENTS:
     Capital expenditures                                               (2,558)                   (3,658)
     Advances to joint ventures                                         (1,915)                   (2,178)
     Investments in joint ventures                                     (36,550)                     (550)
     Distributions from joint ventures                                  39,025                       380
     Capitalization of losses related to assets held for sale             (464)
     Proceeds from sale of assets                                          157
                                                                 -------------              ------------

     NET CASH USED BY INVESTMENTS                                       (2,305)                   (6,006)
                                                                 -------------              ------------

FINANCING:
     Repurchase of Class A stock                                        (1,751)
     Dividends declared and paid                                          (506)                     (516)
     (Decrease) increase in long-term debt                             (19,022)                    1,268
                                                                 -------------              ------------

     NET CASH (USED) PROVIDED BY FINANCING                             (21,279)                      752
                                                                 -------------              ------------

NET INCREASE IN CASH                                                        63                     3,453

CASH AT BEGINNING OF PERIOD                                              3,106                     1,896
                                                                 -------------              ------------

CASH AT END OF PERIOD                                            $       3,169              $      5,349
                                                                 =============              ============


          The accompanying notes are an integral part of this statement

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996
                                  (Unaudited)


Note 1 - Summary Of Significant Accounting Policies:

Basis of Presentation
---------------------

         The accompanying unaudited interim financial statements of Schnitzer Steel Industries, Inc. (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the fiscal year ended August 31, 1997. The results for the three months ended November 30, 1997 are not necessarily indicative of the results of operations for the entire year.

Net Income Per Common Share
---------------------------

         Net income per common share is based on the weighted average number of common shares outstanding of 10,308,493 and 10,411,945 for the quarters ended November 30, 1997 and 1996, respectively.


Note 2 - Inventories:

         Inventories consist of the following (in thousands):

                                                   November 30,       August 31,
                                                          1997             1997
                                                    ----------       ----------
                                                    (Unaudited)       (Audited)
              Scrap metals                          $   25,128       $   26,897
              Work in process                           19,421           24,358
              Finished goods                            28,376           28,109
              Supplies                                  16,290           15,790
                                                    ----------       ----------

                                                    $   89,215       $   95,154
                                                    ==========       ==========

         Scrap metal inventories are valued at LIFO; the remainder are at FIFO. The determination of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on the Company's estimates of expected year-end inventory levels and costs. The cost of scrap metal inventories exceeded the stated LIFO value by $8,039 at November 30, 1997 and August 31, 1997.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996
                                  (Unaudited)


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


         Transactions Affecting Cost of Goods Sold and Other Operating Expenses
         ----------------------------------------------------------------------

         The Company charters several vessels from related shipping companies to transport scrap metal to foreign markets. In 1993, the Company signed a five-year time-charter agreement for one vessel. The agreement guarantees the ship owner a residual market value of $2,500,000 at the end of the time-charter. The Company entered into two additional seven-year time-charters in May 1995. Charges incurred for these charters were $2,320,000 and $2,033,000 for the quarters ended November 30, 1997 and 1996, respectively.

         The Company purchased scrap metals from its joint venture operations totaling $4,211,000 and $2,111,000 for the quarters ended November 30, 1997 and 1996, respectively.

         The Company leases certain land and buildings from a real estate company which is a related entity. The rent expense was $272,000 and $354,000 for the quarters ended November 30, 1997 and 1996, respectively.


         Transactions Affecting Selling and Administrative Expenses
         ----------------------------------------------------------

         The Company performs some administrative services and provides operation and maintenance of management information systems for certain related parties. These services are charged to the related parties based upon costs plus a 15% margin for overhead and profit. The administrative charges totaled $207,000 and $148,000 for the quarters ended November 30, 1997 and 1996, respectively.


         Transactions Affecting Other Income (Expense)
         ---------------------------------------------

         The vessels discussed above are periodically sub-chartered to third parties. In this case, a related shipping agency company acts as the Company's agent in the collection of income and payment of expenses related to sub-charter activities. Charges incurred for these sub-charters were $348,000 and $819,000 for the three months ended November 30, 1997 and 1996, respectively. These charges were offset by income of $192,000 and $753,000 for the three months ended November 30, 1997 and 1996, respectively.


Note 4 - Environmental Liabilities:

         During fiscal 1995, in conjunction with the due diligence proceedings for the Company's acquisition of Manufacturing Management, Inc. (MMI), the Company hired an independent third-party consultant to estimate the costs to cure both current and future potential environmental liabilities. The cumulative provision for the total cost specified in the consultant's report was included in MMI's statement of operations prior to its acquisition by the Company. This reserve was carried over to the Company's balance sheet and at November 30, 1997 aggregated $20.7 million.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996
                                  (Unaudited)


         A portion of the liability recorded in fiscal 1995 relates to MMI's status as a potentially responsible party (PRP) for the investigation and cleanup of sediment along the Hylebos Waterway, on which the Schnitzer Steel of Tacoma (SST) scrap yard is located. SST and five other PRPs voluntarily entered into an Administrative Order of Consent with the Environmental Protection Agency (EPA) to fund a pre-remedial study of sediment contamination and remediation alternatives. SST's share of the study, which is expected to be complete in 1998, is approximately $2 million. Any further potential liabilities, if any, cannot be estimated at this time.

         In 1996, prior to the Company's acquisition of Proler International Corp. (Proler) (See note 5), an independent third party consultant was engaged to estimate the costs to cure present and future potential liabilities related to Proler's wholly owned and joint venture properties. Proler recorded a liability of $8.6 million for the probable costs to remediate its wholly-owned properties based upon the consultant's estimates, increasing its environmental reserves to $9.8 million. The Company carried over the aggregate reserve to its financial statements upon acquiring Proler and $9.2 million remained outstanding on November 30, 1997. Concurrently, based upon the consultant's estimates, Proler's joint venture operations recorded additional liabilities of $4.1 million for the probable costs to remediate their properties. The liability was recorded prior to the Company's acquisition of Proler.

         Between 1982 and 1987, MRI Corporation (MRI), a wholly owned subsidiary of Proler, operated a tin can shredding and detinning facility in Tampa, Florida. In 1989 and 1992, the EPA conducted a preliminary site investigation of this property, and in December 1996, added the site to the "National Priorities List". MRI and Proler, along with several other parties, have been named as PRPs for this site by the EPA. Proler included the probable costs associated with this site in the aforementioned reserve. Additionally, Proler and this subsidiary have been named or identified as PRPs at several other sites.

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


Note 5 - Acquisition of Proler International Corp.:

         Between November 29, 1996 and December 6, 1996, PIC Acquisition Corp.
         (PIC), a wholly owned subsidiary of the Company, acquired 100% of the common stock of Proler International Corp. (Proler). On December 6, 1996, the Company completed the merger of PIC with Proler and, as a result, Proler became a wholly owned subsidiary of the Company.

         The Company has accounted for this acquisition using the purchase method. Accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values as of the effective date of the acquisition.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996
                                  (Unaudited)


         The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Proler as though the acquisition had occurred at the beginning of the period shown.

                                               For the Three Months Ended
                                                    November 30, 1996
                                               --------------------------
                                                      (in thousands)

         Revenues                                       $  85,846
                                                        =========

         Net income                                     $   1,818
                                                        =========

         Earnings per share                             $    . 17
                                                        =========


         These pro forma results have been prepared for comparative purposes only and include certain adjustments to give effect for the acquisition, together with related income tax effects. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect at the beginning of the period presented or of future results of operations of the consolidated entities.


Note 6 - Subsequent Events:

         On January 5, 1998 the Board of Directors declared a 5 cent per share dividend on Class A and Class B common stock payable on February 20, 1997 to holders of record on February 5, 1997.

                        SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General

         The Company operates in two business segments. Scrap Operations collects, processes and recycles steel scrap through facilities in Oregon, Washington and California. Additionally, as a result of its acquisition of Proler International Corp. (Proler) effective November 29, 1996 (see Note 5 to the accompanying consolidated financial statements), the Company participates in the management of 18 scrap collection and processing facilities, including export terminals in Los Angeles, California; Everett, Massachusetts; Providence, Rhode Island and Jersey City, New Jersey, through joint ventures. Steel Operations operates a mini-mill in Oregon which produces finished steel products and maintains mill depots in California.

Results of Operations

         The Company's revenues and operating results by business segment are summarized below (in thousands, except number of shipments):

                                                                             For the Three Months Ended
                                                                                     November 30,
                                                                          ---------------------------------
                                                                                1997                   1996
                                                                          ----------             ----------
                                                                                     (unaudited)
         REVENUES:
         Scrap Operations:
             Ferrous sales                                                $   55,459             $   44,786
             Nonferrous sales                                                  6,306                  4,395
             Other sales                                                       4,454                  1,977
                                                                          ----------             ----------
                 Total sales                                                  66,219                 51,158

         Ferrous sales to Steel Operations                                   (14,098)               (12,301)
         Steel Operations                                                     53,282                 43,843
                                                                          ----------             ----------
                 Total                                                    $  105,403             $   82,700
                                                                          ==========             ==========

         INCOME FROM OPERATIONS:
         Scrap Operations                                                 $    7,420             $    4,272
         Steel Operations                                                      1,027                  1,163
         Joint ventures                                                        3,760                    727
         Corporate expense & eliminations                                     (1,645)                (1,609)
                                                                          ----------             ----------
                 Total                                                    $   10,562             $    4,553
                                                                          ==========             ==========

         NET INCOME                                                       $    6,289             $    2,781
                                                                          ==========             ==========

                        SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued):


                                                                             For the Three Months Ended
                                                                                     November 30,
                                                                          ---------------------------------
                                                                                1997                   1996
                                                                          ----------             ----------
                                                                                     (unaudited)
         SHIPMENTS:
         SCRAP OPERATIONS:
         Ferrous scrap (long tons):
             To Steel Operations                                                 115                    110
             To unaffiliated customers                                           298                    255
                                                                          ----------             ----------
                  Total                                                          413                    365
                                                                          ==========             ==========

         Number of scrap export shipments                                          9                      8
                                                                          ==========             ==========

         Nonferrous scrap (pounds)                                            14,670                 12,079
                                                                          ==========             ==========

         STEEL OPERATIONS:
         Finished steel products (short tons)                                    149                    133
                                                                          ==========             ==========


Revenues. Consolidated revenues for the three months ended November 30, 1997 increased $22.7 million (27%) over the same quarter last year. Revenue increases were generated by Steel Operations and Scrap Operations.

Revenues from Scrap Operations before intercompany eliminations increased $15 million (29%) reflecting both an increase in shipments and higher average selling prices. Ferrous scrap revenues increased $10.7 million (24%). Shipments of ferrous scrap to unaffiliated customers increased 43,000 tons to 298,000 tons. Average selling prices were 9% higher than the quarter ended November 30, 1996. Shipments to Steel Operations also increased 5%.

Steel Operations' revenues increased by $9.4 million (22%) to $53.3million. The Company's sales of finished steel increased 16,500 tons due to the addition of a new wire rod block completed in February 1997. Additionally, revenues increased as the result of the sale of 16,400 tons of billets during the first quarter. No billets were sold during the same period last year. The overall average selling price for finished steel products remained unchanged.


Cost of Goods Sold. Overall cost of goods sold increased $19.2 million (26%) during the first quarter of fiscal 1998 compared with the first quarter of fiscal 1997. Cost of goods sold as a percentage of revenues decreased from 90% to 89%. Gross profit in total increased by $3.5 million (42%) as a result of the increases in sales in Steel Operations and Scrap Operations.

Cost of goods sold for Scrap Operations decreased as a percentage of revenues from 87% to 84%. Scrap Operations' gross profit increased from $6.7 million to $10.3 million. The increase was due to the impact of higher volumes shipped at higher average selling prices partially off-set by increases in product cost.

                        SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued):


Steel Operations' cost of good sold for the first quarter of fiscal 1998 increased $9.6 million to $51.6 million and increased as a percentage of revenue from 96% to 97%. The increase in cost of goods sold is attributable to the increase in finished steel shipments. Cost of goods sold per ton, excluding billets, remained unchanged at $316 per ton. Gross profit decreased from $1.8 million to $1.7 million as a result in a change in the mix of products shipped.


Income from Joint Ventures. Income from joint ventures increased $3.1 million over the same quarter last year. This increase is primarily attributable to the November 1996 acquisition of Proler.


Interest Expense. Interest expense increased from $.5 million for the three months ended November 30, 1996 to $1.3 million for the same period this year primarily as a result of higher average borrowings associated with the Proler acquisition.


Liquidity and Capital Resources. Cash provided by operations for the first quarter of 1998 was $23.6 million, compared with $8.7 million for the first quarter of fiscal 1997. The increase in cash flow is primarily attributable to increased earnings, the timing of collection of accounts receivable, a reduction in inventories, and an increase in accounts payable and accrued liabilities during the quarter ended November 30, 1997.

Capital expenditures for the three months ended November 30, 1997 totaled $2.6 million compared with $3.7 million during the same period last year. The Company anticipates spending approximately $12 million on capital expenditures during the remainder of fiscal 1998.

In March 1995, the Company purchased all of the outstanding stock of MMI. Prior to the acquisition, MMI established a reserve of approximately $24 million to reflect the cost to cure environmental liabilities. At acquisition, this reserve was carried over to the Company's balance sheet. Additionally, in conjunction with the Company's acquisition of Proler in November 1996, the Company recorded environmental liabilities of $9.8 million, representing the reserve Proler had established prior to the acquisition. The Company expects to require significant future cash outlays, as it incurs the actual costs relating to the remediation of such environmental liabilities.

As of November 30, 1997, the Company had unsecured revolving lines of credit available totaling $200 million maturing in 2002. The Company had additional unsecured lines of credit available of $55 million, $35 million of which was uncommitted. In the aggregate, the Company had borrowings outstanding under these lines totaling $63.8 million at November 30, 1997.

Pursuant to a stock repurchase program announced by the Company in May 1994, the Company is authorized to repurchase shares of its stock when the market price of the Company's stock is not reflective of management's opinion of an appropriate valuation of the stock. Management believes that repurchasing shares under these conditions enhances shareholder value. During the quarter ended November 30, 1997, the Company repurchased 60,000 shares of its stock for a total of $1,691,000.

The Company believes that the current cash balance, internally generated funds, and existing credit facilities will provide adequate financing for capital expenditures, working capital, stock repurchases, and debt service requirements for the next twelve months. In the longer term, the Company may seek to finance business expansion, including potential acquisitions, with additional borrowing arrangements or additional equity financing.

                        SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued):


Forward Looking Statements. Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements that involve a number of risks and uncertainties. In particular, the Company has stated its expectations regarding its financial results. Among the factors that could cause actual results to differ materially are the following: supply and demand conditions and decisions of other market participants over which the Company has no control and which are inherently difficult to predict; the current financial crisis facing certain Asian countries; railroad service difficulties; business conditions and growth in the scrap and steel industries; competitive factors, including pricing pressures from national steel companies; availability of scrap supply, fluctuations in scrap prices and seasonality of results.

                        SCHNITZER STEEL INDUSTRIES, INC.


                                     PART II

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The 1998 annual meeting of the shareholders was held on January 5, 1998. Holders of 4,380,545 shares of the Company's Class A common stock, entitled to one vote per share, and 4,425,628 shares of the Company's Class B common stock, entitled to ten votes per share, were present in person or by proxy at the meeting.

(b) Leonard Schnitzer, Robert W. Philip, Kenneth M. Novack, Gary Schnitzer, Dori Schnitzer, Carol S. Lewis, Jean S. Reynolds, Manuel Schnitzer, Robert S. Ball, William A. Furman, and Ralph R. Shaw were elected directors of the Company.

(c)      The meeting was called for the following purposes:

         1. To elect Leonard Schnitzer, Robert W. Philip, Kenneth M. Novack, Gary Schnitzer, Dori Schnitzer, Carol S. Lewis, Jean S. Reynolds, Manuel Schnitzer, Robert S. Ball, William A. Furman, and Ralph R. Shaw as directors of the Company.

              This proposal was approved as follows:

                                                      Votes For                 Votes Withheld
                                                     ----------                 --------------
              Leonard Schnitzer                      48,608,396                    28,429
              Robert W. Philip                       48,610,596                    26,229
              Kenneth M. Novack                      48,610,196                    26,629
              Gary Schnitzer                         48,608,096                    28,729
              Dori Schnitzer                         48,608,096                    28,729
              Carol S. Lewis                         48,610,096                    26,729
              Jean S. Reynolds                       48,610,096                    26,729
              Manuel Schnitzer                       48,605,996                    30,829
              Robert S. Ball                         48,609,888                    26,937
              William A. Furman                      48,618,996                    17,829
              Ralph R. Shaw                          48,618,996                    17,829

         2. To approve and ratify the appointment of Price Waterhouse LLP as the independent auditors of the Corporation.

              This proposal was approved by the stockholders with 48,633,611 votes cast for and 1,594 votes cast against. There were 1,620 abstentions and 0 broker non-votes.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

(a)      Exhibits

         10.1 Addendum No. 4 to M/V Jade Orient Uniform Trade Charter Agreement dated October 31, 1997 between the Registrant and Trans-Pacific Shipping Co.

         10.2 Addendum No. 4 to M/V Jade Pacific Uniform Trade Charter Agreement dated October 31, 1997 between the Registrant and Trans-Pacific Shipping Co.


(b)      Reports on Form 8-K

         None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SCHNITZER STEEL INDUSTRIES, INC.
                                       (Registrant)




Date:  January 14, 1998                By: /s/ BARRY A. ROSEN
       ----------------------              -------------------------------------
                                               Barry A. Rosen
                                               Vice President, Finance