Form 10-Q
period 1998-02-28
SCHNITZER STEEL INDUSTRIES INC
filed 1998-04-14
CIK 912603

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 1998 or

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

Yes  [X]  No  [ ]

The Registrant had 5,555,026 shares of Class A Common Stock, par value of $1.00 per share, and 4,430,328 shares of Class B Common Stock, par value of $1.00 per share, outstanding at April 1, 1998.

                        SCHNITZER STEEL INDUSTRIES, INC.


                                      INDEX


                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

Consolidated Balance Sheet at February 28, 1998
    and August 31, 1997...................................................... 3

Consolidated Statement of Operations for the Three Months and
    Six Months Ended February 28, 1998 and 1997.............................. 4

Consolidated Statement of Shareholders' Equity for the
    Year Ended August 31, 1997 and the Six Months
    Ended February 28, 1998.................................................. 5

Consolidated Statement of Cash Flows for the
    Six Months Ended February 28, 1998 and 1997.............................. 6

Notes to Financial Statements................................................ 7

Management's Discussion and Analysis of
   Financial Condition and Results of Operations............................ 12


PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K............................................ 17



SIGNATURE PAGE.............................................................. 18

                        SCHNITZER STEEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except per share amounts)

                                                                             February 28,         August 31,
                                                                                    1998               1997
                                                                         ---------------    ---------------
                                                                             (Unaudited)          (Audited)
                                 ASSETS
CURRENT ASSETS
     Cash                                                                 $        2,096     $        3,106
     Accounts receivable, less allowance for
        doubtful accounts of $495 and $524                                        23,654             31,010
     Accounts receivable from related parties                                      3,592              1,215
     Inventories (Note 2)                                                         96,505             95,154
     Deferred income taxes                                                        10,737             10,737
     Prepaid expenses and other                                                    8,702              3,168
                                                                          --------------     --------------
            TOTAL CURRENT ASSETS                                                 145,286            144,390
                                                                          --------------     --------------

NET PROPERTY, PLANT AND EQUIPMENT                                                146,885            151,136
                                                                          --------------     --------------

OTHER ASSETS
     Investment in joint venture partnerships                                     92,572             74,605
     Advances to joint venture partnerships                                       11,285              7,145
     Goodwill                                                                     41,624             42,230
     Intangibles and other                                                         8,621              8,480
                                                                          --------------     --------------

                                                                          $      446,273     $      427,986
                                                                          ==============     ==============
                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Current portion of long-term debt (Note 6)                           $          165     $          361
     Accounts payable                                                             18,709             19,456
     Accrued payroll liabilities                                                   3,162              5,158
     Current portion of environmental liabilities (Note 4)                         5,809              5,787
     Other accrued liabilities                                                    10,400              8,730
                                                                          --------------     --------------
             TOTAL CURRENT LIABILITIES                                            38,245             39,492
                                                                          --------------     --------------

DEFERRED INCOME TAXES                                                             28,409             28,409
                                                                          --------------     --------------
LONG-TERM DEBT LESS CURRENT PORTION (Note 6)                                     109,333             92,881
                                                                          --------------     --------------
ENVIRONMENTAL LIABILITIES,
     NET OF CURRENT PORTION (Note 4)                                              23,873             24,530
                                                                          --------------     --------------
OTHER LONG-TERM LIABILITIES                                                        3,363              3,613
                                                                          --------------     --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock--20,000 shares authorized, none issued
     Class A common stock--75,000 shares $1 par value
         authorized, 5,555 and 5,737 shares issued and outstanding                 5,555              5,737
     Class B common stock--25,000 shares $1 par value
         authorized, 4,431 and 4,445 shares issued and outstanding                 4,431              4,445
     Additional paid-in capital                                                  105,124            109,994
     Retained earnings                                                           127,940            118,885
                                                                          --------------     --------------
                                                                                 243,050            239,061
                                                                          --------------     --------------

                                                                          $      446,273     $      427,986
                                                                          ==============     ==============

          The accompanying notes are an integral part of this statement

                        SCHNITZER STEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)

                                   (unaudited)


                                                                              `
                                            For The Three Months Ended     For The Six Months Ended
                                                    February 28,                   February 28,
                                             ------------------------      ------------------------
                                                  1998           1997           1998           1997
                                             ---------      ---------      ---------      ---------
REVENUES                                     $  81,932      $  76,599      $ 187,298      $ 159,299

COSTS AND EXPENSES:
      Cost of goods sold and
             other operating expenses           73,000         69,062        166,392        143,199
      Selling and administrative                 5,299          5,823         10,504         10,560
                                             ---------      ---------      ---------      ---------
                                                78,299         74,885        176,896        153,759
                                             ---------      ---------      ---------      ---------

INCOME FROM JOINT VENTURES                       3,169          1,053          6,963          1,780
                                             ---------      ---------      ---------      ---------

INCOME FROM OPERATIONS                           6,802          2,767         17,365          7,320
                                             ---------      ---------      ---------      ---------

OTHER INCOME (EXPENSE):
      Interest expense                          (1,444)        (1,503)        (2,689)        (2,032)
      Other income                                 453            927            810          1,025
                                             ---------      ---------      ---------      ---------
                                                  (991)          (576)        (1,879)        (1,007)
                                             ---------      ---------      ---------      ---------

INCOME BEFORE INCOME TAXES                       5,811          2,191         15,486          6,313

Income tax provision                            (2,034)          (813)        (5,420)        (2,154)
                                             ---------      ---------      ---------      ---------

NET INCOME                                   $   3,777      $   1,378      $  10,066      $   4,159
                                             =========      =========      =========      =========


BASIC EARNINGS PER SHARE                     $    0.38      $    0.13      $    1.00      $    0.40
                                             =========      =========      =========      =========

DILUTED EARNINGS PER SHARE                   $    0.37      $    0.13      $    0.99      $    0.40
                                             =========      =========      =========      =========

          The accompanying notes are an integral part of this statement

                        SCHNITZER STEEL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                   (unaudited)

                                              Class A                Class B
                                           Common Stock            Common Stock             Additional
                                       ---------------------   ---------------------           Paid-in       Retained
                                         Shares       Amount     Shares       Amount           Capital       Earnings         Total
                                       --------   ----------   --------   ----------   ---------------  -------------  ------------
BALANCE AT 8/31/96                        5,773     $  5,773      4,575     $  4,575        $  113,747     $   99,718    $  223,813

Class B common stock converted
    to Class A common stock                 130          130       (130)        (130)
Class A common stock repurchased           (166)        (166)                                   (3,753)                      (3,919)
Net income                                                                                                     21,225        21,225
Dividends paid                                                                                                 (2,058)       (2,058)
                                       --------   ----------   --------   ----------   ---------------  -------------  ------------

BALANCE AT 8/31/97                       5,737        5,737      4,445         4,445           109,994        118,885       239,061

Net Income                                                                                                     10,066        10,066
Class B common stock converted
    to Class A common stock                 14           14        (14)          (14)
Class A common stock repurchased          (196)        (196)                                    (4,870)                      (5,066)
Dividends paid                                                                                                 (1,011)       (1,011)
                                       --------   ----------   --------   ----------   ---------------  -------------  ------------
BALANCE AT 2/28/98                       5,555    $    5,555      4,431   $    4,431        $  105,124     $  127,940    $  243,050
                                       ========   ==========   ========   ==========   ===============  =============  ============

          The accompanying notes are an integral part of this statement

                                 SCHNITZER STEEL INDUSTRIES, INC.
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (in thousands)

                                           (unaudited)
                                                                   For The Six Months Ended
                                                                          February 28,
                                                                 ----------------------------
                                                                       1998              1997
                                                                 ----------        ----------
OPERATIONS
     Net income                                                  $   10,066        $    4,159
     Noncash items included in income:
        Depreciation and amortization                                 9,393             8,600
        Deferred income taxes                                                          (2,211)
        Equity in earnings of joint ventures
           and other investments                                     (6,963)           (1,780)
        Loss (gain) on disposal of assets                               145               (32)
     Cash provided (used) by assets and liabilities:
        Accounts receivable                                           4,979              (603)
        Inventories                                                  (1,351)           (4,769)
        Prepaid expenses and other                                   (4,713)              (58)
        Accounts payable                                               (747)           (2,584)
        Accrued expenses                                               (327)            1,130
        Environmental liabilities                                      (635)             (639)
        Other assets and liabilities                                   (372)            1,049
                                                                 ----------        ----------
     NET CASH PROVIDED BY OPERATIONS                                  9,475             2,262
                                                                 ----------        ----------

INVESTMENTS:
     Payment for purchase of Proler                                                   (42,456)
     Capital expenditures                                            (4,730)           (8,079)
     Advances (to) from joint ventures                               (4,140)            2,804
     Investments in joint ventures                                  (14,129)          (27,378)
     Distributions from joint ventures                                3,106            36,608
     Capitalization of losses on assets held for sale                  (969)             (552)
     Proceeds from sale of assets                                       198             4,498
                                                                 ----------        ----------
     NET CASH USED BY INVESTMENTS                                   (20,664)          (34,555)
                                                                 ----------        ----------

FINANCING:
     Repurchase of Class A common stock                              (5,066)
     Dividends declared and paid                                     (1,011)           (1,033)
     Increase in long-term debt                                      16,500            63,525
     Reduction in long-term debt                                       (244)          (25,174)
                                                                 ----------        ----------

     NET CASH PROVIDED BY FINANCING                                  10,179            37,318
                                                                 ----------        ----------

NET (DECREASE) INCREASE IN CASH                                      (1,010)            5,025

CASH AT BEGINNING OF PERIOD                                           3,106             1,896
                                                                 ----------        ----------

CASH AT END OF PERIOD                                            $    2,096        $    6,921
                                                                 ==========        ==========

          The accompanying notes are an integral part of this statement

                        SCHNITZER STEEL INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED FEBRUARY 28, 1998 AND 1997
                    (In thousands, except per share amounts)
                                  (Unaudited)


Note 1 - Summary Of Significant Accounting Policies:

         Basis of Presentation
         ---------------------

         The accompanying unaudited interim financial statements of Schnitzer Steel Industries, Inc. (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, management suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the fiscal year ended August 31, 1997. The results for the six months ended February 28, 1998 are not necessarily indicative of the results of operations for the entire year.

         Earnings Per Share
         ------------------

         For the quarter ended February 28, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per share", which specified the computation, presentation and disclosure requirements for earnings per share ("EPS"). SFAS 128 replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS is computed based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following represents a reconciliation from basic EPS to diluted EPS:

                                                Three Months Ended February 28, 1998
                                            ---------------------------------------------
                                              Income            Shares          Per-share
                                            (Numerator)     (Denominator)          Amount
                                            -----------     -------------       ---------
                  Basic EPS                     $ 3,777            10,046         $  0.38
                                                                                =========
                  Options                                              76
                                            -----------     -------------
                  Diluted EPS                   $ 3,777            10,122         $  0.37
                                            ===========     =============       =========


                                                Three Months Ended February 28, 1997
                                            ---------------------------------------------
                                              Income            Shares          Per-share
                                            (Numerator)     (Denominator)          Amount
                                            -----------     -------------       ---------
                  Basic EPS                     $ 1,378            10,348        $   0.13
                                                                                =========
                  Options                                              66
                                            -----------     -------------
                  Diluted EPS                   $ 1,378            10,414        $   0.13
                                            ===========     =============       =========

                        SCHNITZER STEEL INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED FEBRUARY 28, 1998 AND 1997
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                 Six Months Ended February 28, 1998
                                            ---------------------------------------------
                                              Income            Shares          Per-share
                                            (Numerator)     (Denominator)          Amount
                                            -----------     -------------       ---------
                  Basic EPS                     $10,066            10,112         $  1.00
                                                                                =========
                  Options                                              48
                                            -----------     -------------
                  Diluted EPS                   $10,066            10,160         $  0.99
                                            ===========     =============       =========


                                                 Six Months Ended February 28, 1997
                                            ---------------------------------------------
                                              Income            Shares          Per-share
                                            (Numerator)     (Denominator)          Amount
                                            -----------     -------------       ---------
                  Basic EPS                     $ 4,159            10,348         $  0.40
                                                                                =========
                  Options                                              65
                                            -----------     -------------

                  Diluted EPS                   $ 4,159            10,413         $  0.40
                                            ===========     =============       =========


Note 2 - Inventories:

         Inventories consist of the following:

                                                                     February 28,        August 31,
                                                                            1998              1997
                                                                      ----------        ----------
                                                                      (Unaudited)         (Audited)
                  Scrap metals                                        $   23,380         $  26,897
                  Work in process                                         15,661            24,358
                  Finished goods                                          41,473            28,109
                  Supplies                                                15,991            15,790
                                                                      ----------         ---------

                                                                      $   96,505         $  95,154
                                                                      ==========         =========

         Scrap metal inventories are valued at LIFO; the remainder are at FIFO. The determination of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on the Company's estimates of expected year-end inventory levels and costs. The cost of scrap metal inventories exceeded the stated LIFO value by $8,039 at February 28, 1998 and August 31, 1997.

                        SCHNITZER STEEL INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED FEBRUARY 28, 1998 AND 1997
                    (In thousands, except per share amounts)
                                  (Unaudited)


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


         Transactions Affecting Cost of Goods Sold and Other Operating Expenses
         ----------------------------------------------------------------------

         The Company charters several vessels from related shipping companies to transport scrap metal to foreign markets. In 1993, the Company signed a five-year time-charter agreement for one vessel. The agreement guarantees the ship owner a residual market value of $2,500 at the end of the time-charter. The Company entered into two additional seven year time-charters in 1995. Charges incurred for these charters were $2,069 and $2,441 for the three months ended February 28, 1998 and 1997, respectively, and $4,380 and $4,503 for the six months ended February 28, 1998 and 1997, respectively.

         The Company purchased scrap metals from its joint venture operations totaling $3,644 and $2,165 for the three months ended February 28, 1998 and 1997, respectively, and $7,855 and $4,266 for the six months ended February 28, 1998 and 1997, respectively.

         The Company leases certain land and buildings from a real estate company which is a related entity. The rent expense was $386 and $357 for the three months ended February 28, 1998 and 1997, respectively, and $772 and $711 for the six months ended February 28, 1998 and 1997, respectively.


         Transactions Affecting Selling and Administrative Expenses
         ----------------------------------------------------------

         The Company performs some administrative services and provides operation and maintenance of management information systems for certain related parties. These services are generally charged to the related parties based upon costs plus a 15% margin for overhead and profit. The administrative charges totaled $529 and $362, for the three months ended February 28, 1998 and 1997, respectively, and $736 and $510 for the six months ended February 28, 1998 and 1997, respectively.


         Transactions Affecting Other Income (Expense)
         ---------------------------------------------

         The vessels discussed above are periodically sub-chartered to third parties. In this case, a related shipping agency company acts as the Company's agent for the collection of income and payment of expenses related to sub-charter activities. Charges incurred for these subcharters for the three months ended February 28, 1998 totaled $251, offset by income of $215. There was no subcharter activity for the three months ended February 28, 1997. For the six months ended February 28, 1998 and 1997, charges incurred for sub-charter activities were $607 and $870, respectively, offset by income of $407 and $747, respectively.

                        SCHNITZER STEEL INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED FEBRUARY 28, 1998 AND 1997
                    (In thousands, except per share amounts)
                                  (Unaudited)


Note 4 - Environmental Liabilities:

         During fiscal 1995, in conjunction with the due diligence proceedings for the Company's acquisition of Manufacturing Management, Inc. (MMI), the Company hired an independent third-party consultant to estimate the costs to cure both current and future potential environmental liabilities. The cumulative provision for the total cost specified in the consultant's report was included in MMI's statement of operations prior to its acquisition by the Company. This reserve was carried over to the Company's balance sheet and at February 28, 1998 aggregated $20,500.

         A portion of the liability recorded in fiscal 1995 relates to MMI's status as a potentially responsible party (PRP) for the investigation and cleanup of sediment along the Hylebos Waterway, on which the Schnitzer Steel of Tacoma (SST) scrap yard is located. SST and five other PRPs voluntarily entered into an Administrative Order of Consent with the Environmental Protection Agency (EPA) to fund a pre-remedial study of sediment contamination and remediation alternatives. SST's share of the study, which is expected to be complete in 1998, is approximately $2,000. Any further potential liabilities, if any, cannot be estimated at this time.

         In 1996, prior to the Company's acquisition of Proler International Corp. (Proler) (see Note 5), an independent third party consultant was engaged to estimate the costs to cure present and future potential liabilities related to Proler's wholly-owned and joint venture properties. Proler recorded a liability of $8,600 for the probable costs to remediate its wholly-owned properties based upon the consultant's estimates, increasing its environmental reserves to $9,800. The Company carried over the aggregate reserve to its financial statements upon acquiring Proler and $8,900 remained outstanding on February 28, 1998. Concurrently, based upon the consultant's estimates, Proler's joint venture operations recorded additional liabilities of $4,100 for the probable costs to remediate their properties. The liability was recorded prior to the Company's acquisition of Proler.

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

         As part of the Proler acquisition, the Company became a fifty-percent owner of Hugo Neu-Proler Company (HNP). HNP has agreed, as part of its lease renewal with the Port of Los Angeles, to be responsible for a multi-year, remedial clean-up project involving certain environmental conditions at its Terminal Island Site in Los Angeles, California by the year 2001. Remediation will include limited excavation and treatment of contaminated soils, paving, installation of a stormwater management system, construction of a noise barrier and perimeter wall around the facility and groundwater monitoring. The probable costs to remediate this property are included in the aforementioned reserve.

                        SCHNITZER STEEL INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED FEBRUARY 28, 1998 AND 1997
                    (In thousands, except per share amounts)
                                  (Unaudited)


Note 5 - Acquisition of Proler International Corp.:

         Between November 29, 1996 and December 6, 1996, PIC Acquisition Corp.
         (PIC), a wholly-owned subsidiary of the Company, acquired 100% of the common stock of Proler. On December 6, 1996, the Company completed the merger of PIC with Proler and, as a result, Proler became a wholly-owned subsidiary of the Company.

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


                                                For the Six Months Ended
                                                    February 28, 1997
                                                ------------------------
         Revenues                                      $  162,445
                                                       ==========

         Net loss                                      $   (2,460)
                                                       ==========

         Loss per share                                $    (0.24)
                                                       ==========


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


Note 6 - Interest Rate Instruments:

         In February 1998, the Company entered into interest rate swap agreements with two of its banks for the purpose of managing its exposure to adverse movements in interest rates and lowering the cost of various debt instruments. The Company does not use financial instruments for trading purposes, nor is it a party to leveraged derivatives. Pursuant to the swap agreements, the Company exchanged its floating rate interest obligations on $50,000 notional principal amount for a fixed interest obligation of 5.55% for three years. The differential paid or received on interest rate agreements is recognized as an adjustment to interest expense.


Note 7 - Subsequent Events:

         On April 2, 1998 the Board of Directors declared a 5 cent per share dividend on Class A and Class B common stock payable on May 21, 1998 to holders of record on May 6, 1998. Additionally, the Board of Directors authorized the purchase of an additional 1,100 shares under its existing stock repurchase program.

                        SCHNITZER STEEL INDUSTRIES, INC.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

General

         The Company operates in two business segments. Scrap Operations collects, processes and recycles steel scrap through facilities in Oregon, Washington, Alaska and California. Additionally, the Company participates, through joint ventures, in the management of 29 scrap collection and processing facilities, including export terminals in Los Angeles, California; Everett, Massachusetts; Providence, Rhode Island and Jersey City, New Jersey. Steel Operations operates a mini-mill in Oregon which produces steel reinforcing bar, merchant bar, and coiled rebar and wire rod. Mill depots are maintained in California.

Results of Operations

         The Company's revenues and operating results by business segment are summarized below (in thousands):

                                                      For the Three Months Ended      For the Six Months Ended
                                                             February 28,                   February 28,
                                                      --------------------------     --------------------------
                                                            1998            1997           1998            1997
                                                      ----------      ----------     ----------      ----------
                                                                              (unaudited)
           REVENUES:
           Scrap Operations:
                Ferrous sales                          $  47,248       $  40,045      $ 102,864       $  91,589
                Nonferrous sales                           5,701           6,894         12,007           4,702
                Other sales                                4,298           4,476          8,595           6,282
                                                      ----------      ----------     ----------      ----------
                    Total sales                           57,247          51,415        123,466         102,573

           Ferrous sales to Steel Operations             (13,982)        (10,447)       (28,116)        (22,748)
           Steel Operations                               38,667          35,631         91,948          79,474
                                                      ----------      ----------     ----------      ----------
                    Total                             $   81,932      $   76,599     $  187,298      $  159,299
                                                      ==========      ==========     ==========      ==========

           INCOME FROM OPERATIONS:
           Scrap Operations                           $    3,601      $    2,593     $   11,021      $    6,865
           Steel Operations                                1,612           1,031          2,639           2,194
           Joint ventures                                  3,084           1,053          6,845           1,780
           Corporate expense & eliminations               (1,495)         (1,910)        (3,140)         (3,519)
                                                      ----------      ----------     ----------      ----------
                    Total                             $    6,802      $    2,767     $   17,365      $    7,320
                                                      ==========      ==========     ==========      ==========

           NET INCOME                                 $    3,777      $    1,378     $   10,066      $    4,159
                                                      ==========      ==========     ==========      ==========

                        SCHNITZER STEEL INDUSTRIES, INC.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (Continued):

                                                      For the Three Months Ended      For the Six Months Ended
                                                             February 28,                   February 28,
                                                      --------------------------     --------------------------
                                                            1998            1997           1998            1997
                                                      ----------      ----------     ----------      ----------
                                                                              (unaudited)
           SHIPMENTS:
           SCRAP OPERATIONS
           Ferrous scrap (long tons):
                To Steel Operations                          117              94            231             204
                To unaffiliated customers                    248             246            546             501
                                                      ----------      ----------     ----------      ----------
                    Total                                    365             340            777             705
                                                      ==========      ==========     ==========      ==========

           Export tons                                       180             196            429             406
                                                      ==========      ==========     ==========      ==========

           Nonferrous scrap (pounds)                      14,386          16,641         29,056          28,720
                                                      ==========      ==========     ==========      ==========

           STEEL OPERATIONS
           Finished steel products (short tons)              111             105            260             238
                                                      ==========      ==========     ==========      ==========


Revenues. Consolidated revenues for the three months ended February 28, 1998 increased $5.3 million (7%) over the same quarter last year For the six months ended February 28, 1998, consolidated revenues increased $28.0 million (18%) over the same period last year. Revenue increases were generated by both Scrap and Steel Operations.

Revenues from Scrap Operations, before intercompany eliminations, increased $5.8 million (11%) for the three months ended February 28, 1998 reflecting both an increase in tons shipped and higher average selling prices. Ferrous scrap revenues increased $7.2 million (18%). Average selling prices increased $12 to $130 per ton compared to the quarter ended February 28, 1997. Tons shipped to Steel Operations increased 25%. For the six months ended February 28, 1998, Scrap Operations' revenues, before intercompany eliminations, were $20.8 million (20%) over the same period last year. The increase is due to a 10% increase in ferrous tons shipped coupled with a 9% increase in average selling prices.

For the three months ended February 28, 1998, Steel Operations' revenues increased by $3.0 million (9%) to $38.7 million. The Company's sales of finished steel increased 6,100 tons. The overall average selling price for finished steel products increased $8 per ton (2%) to $347 per ton over the same period last year. Revenues also increased due to the addition of wire rod and coiled rebar into the product mix. These products were not produced in the first quarter of 1997. For the three and six months ended February 28, 1998, the Company sold 14,000 tons and 28,000 tons of these new products, respectively. For the six months ended February 28, 1998, revenues from Steel Operations increased 16% to $91.9 million. Finished steel shipments increased 22,000 tons (9%) to 260,000 tons. Increased tonnage shipped, coupled with slightly higher selling prices resulted in higher sales for the period. Additionally, a change in product mix to higher priced products contributed to the increase in revenue and average selling price.

                        SCHNITZER STEEL INDUSTRIES, INC.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (Continued):


Cost of Goods Sold. Overall cost of goods sold increased $3.9 million (6%) during the first quarter of fiscal 1998 compared with the first quarter of fiscal 1997. Cost of goods sold as a percentage of revenues decreased from 90% to 89%. Gross profit in total increased by $1.4 million (18%) as a result of the increases in selling prices realized by Scrap and Steel Operations. For the six months ended February 28, 1998, consolidated cost of goods sold increased $23.1 million, compared with the same period last year. Cost of goods sold as a percentage of revenues decreased from 90% to 89% for the same period, and gross profit increased $4.8 million (30%), again due to an increase in shipments at higher average selling prices.

For the three months ended February 28, 1998, cost of goods sold for Scrap Operations increased $4.9 million and decreased as a percentage of revenues from 89% to 88%. Scrap Operations' gross profit increased from $5.8 million to $6.8 million. The increase was due to the impact of higher volumes shipped at higher average selling prices. For the six months ended February 28, 1998, Scrap Operations' average ferrous scrap cost of goods sold increased 7% to $114 per ton. The increase in average selling prices resulted in a decrease in cost of goods sold as a percentage of revenues from 88% to 86%. The increase in tonnage and selling prices resulted in a $4.6 million (37%) increase in gross profit to $17.1 million.

Steel Operations' cost of good sold for the second quarter of fiscal 1998 increased $2.3 million to $36.3 million and decreased as a percentage of revenue from 95% to 94%. The increase in cost of goods sold is attributable to the increase in finished steel shipments. Cost of goods sold per ton, excluding billet sales, remained unchanged at approximately $320 per ton. Gross profit increased from $1.7 million to $2.4 million as a result in a change in the mix of products shipped. For the six months ended February 28, 1998, Steel Operations' average cost of goods sold per ton increased from $316 to $318. This occurred because of the introduction of higher cost wire rod and coiled rebar which was not produced during the same period of the prior year. Higher average selling prices for finished steel increased gross profit by 16% to $4.1 million. Cost of sales as a percentage of revenues remained unchanged at 96%.


Income from Joint Ventures. The Company's joint ventures generated $95.7 million of revenues and contributed $3.1 million to income from joint ventures for the quarter ended February 28, 1998. This compares with $100.5 million of revenues, and $1.1 million contribution to income from joint ventures for the same period last year. The Joint Ventures in the Scrap Processing Business shipped 592,000 tons and 784,000 tons for the same periods, respectively. For the six months ended February 28, 1998, the joint ventures generated $193.9 million of revenues and contributed $7.0 million to income. This compares with $169.6 million of revenues and $1.8 million contribution to income for the same period last year. The Joint Ventures in the Scrap Processing Business shipped 1.2 million tons for each of the six months ended February 28, 1998 and 1997. The revenues, contribution to income, and tons shipped for the six months ended February 28, 1997 include activity which occurred prior to the Company's acquisition of Proler.

The Company's increase in income from joint ventures is primarily attributable to the Proler joint ventures which were acquired November 29, 1996. Income for the six months ended February 28, 1997 included three months of earnings from these operations.

                        SCHNITZER STEEL INDUSTRIES, INC.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (Continued):

Export Sales. The Company to date has been able to ship and receive payment for all export sales that is has booked and it anticipates this will continue to be the case. However, the Company has experienced, and for the near term expects to experience, reduced margins on export sales to Asia. Selling prices for export scrap to Asia have dropped, and while the Company is adjusting buying prices, it has not yet been able to drop the buying price enough to make up for the drop in selling prices. Additionally, the Company is seeing some softening in demand for scrap in certain regions of Asia.

In addition to adjusting its scrap purchase price, the Company has increased its domestic sales volume and has begun selling to Asian countries it has not historically sold to. With the increased emphasis on domestic sales, the Company believes that fiscal 1998 sales to Asia will be less than 60% of tonnage sold, which has been the average over the last several years. The Company's Joint Ventures in the Scrap Processing Business are even less dependent upon Asian sales, expecting to ship less than 45% of total tonnage to Asia this fiscal year. The Company believes the joint ventures in the Northeast are particularly well positioned to take advantage of demand in the steel producing areas in the Eastern United States.

While the Company cannot predict how long the Asian crisis will impact its business operations, it believes that the factors cited above will serve to help minimize the financial impact.


Interest Expense. Interest expense decreased from $1.5 million for the three months ended February 28, 1997 to $1.4 million for the same period this year primarily as a result of lower average borrowings. For the six months ended February 28, 1998, compared to the same period last year, interest expense increased $0.7 million. This occurred because average borrowings in the first quarter of 1998 were higher than during the first quarter of 1997, primarily as a result of the Proler acquisition.


Year 2000. The Company has assessed and continues to assess the impact that the Year 2000 issue will have on its reporting systems and operations. The Company has determined that the operating and financial software systems it is currently implementing are Year 2000 compliant. The Company will test new systems for Year 2000 compliance as they are implemented. Additionally, the Company does not believe that the cost of bringing any of its retained software into year 2000 compliance will be material. The Company does not believe that it is substantially reliant on any one customer or supplier and therefore does not believe that the Year 2000 compliance of such companies will have a significant impact on the Company. The Company does not anticipate that the Year 2000 issue will have a significant impact on its financial position or results of operations.


Liquidity and Capital Resources. Cash provided by operations for the six months ended February 28, 1998 was $9.5 million, compared with $2.3 million for the same period last year. The increase in cash flow is primarily attributable to increased earnings, the timing of collection of accounts receivable, and a smaller increase in inventories compared to the same period last year.

Capital expenditures for the three months ended February 28, 1998 totaled $2.2 million compared with $4.4 million during the same period last year. For the six months ended February 28, 1998 and 1997, capital expenditures totaled $4.7 million and $8.1 million, respectively. The Company anticipates spending approximately $9.8 million on capital expenditures during the remainder of fiscal 1998.

                        SCHNITZER STEEL INDUSTRIES, INC.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (Continued):

As a result of certain acquisitions, the Company carries environmental reserves totaling $29.7 million. The Company expects to require significant future cash outlays as it incurs the actual costs relating to the remediation of such environmental liabilities.

As of February 28, 1998, the Company had an unsecured revolving line of credit totaling $200 million maturing in 2002. The Company had additional unsecured lines of credit available of $55 million, of which $20 million was committed. In the aggregate, the Company had borrowings outstanding under these lines totaling $99.1 million at February 28, 1998.

Pursuant to a stock repurchase program announced by the Company in May 1994 and amended in April 1998, the Company is authorized to repurchase up to 1.6 million shares of its stock when the market price of the Company's stock is not reflective of management's opinion of an appropriate valuation of the stock. Management believes that repurchasing shares under these conditions enhances shareholder value. As of February 28, 1998, a total of 448,300 shares had been purchased under this program. During the six months ended February 28, 1998, the Company repurchased 196,000 shares of its stock for a total of $5.1 million.

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


Forward Looking Statements. Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements that involve a number of risks and uncertainties. In particular, the Company has stated its expectations regarding its financial results. Among the factors that could cause actual results to differ materially are the following: supply and demand conditions and decisions of other market participants over which the Company has no control and which are inherently difficult to predict; the current financial crisis facing certain Asian countries; the performance of the various joint ventures in which the Company is involved; railroad service difficulties; business conditions and growth in the scrap and steel industries; competitive factors, including pricing pressures from national steel companies; availability of scrap supply, fluctuations in scrap prices and seasonality of results.

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


                                       SCHNITZER STEEL INDUSTRIES, INC.
                                       (Registrant)



Date: April 14, 1998                   By: /s/ BARRY A. ROSEN
      --------------                       -------------------------------------
                                           Barry A. Rosen
                                           Vice President, Finance