Form 10-Q
period 1998-05-31
SCHNITZER STEEL INDUSTRIES INC
filed 1998-07-15
CIK 912603

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X]   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended May 31, 1998 or

[ ]   Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from _______ to _______.

Commission file number 0-22496


                        SCHNITZER STEEL INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            OREGON                                              93-0341923
 -------------------------------                             ----------------
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)

   3200 N.W. Yeon Ave., P.O Box 10047
            Portland, OR                                        97296-0047
----------------------------------------                        ----------
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

Yes  [X]  No  [ ]

The Registrant had 5,555,026 shares of Class A Common Stock, par value of $1.00 per share and 4,430,328 shares of Class B Common Stock, par value of $1.00 per share outstanding at July 1, 1998.

                        SCHNITZER STEEL INDUSTRIES, INC.


                                      INDEX
                                      -----


                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

Consolidated Balance Sheet at May 31, 1998
    and August 31, 1997.......................................................3

Consolidated Statement of Operations for the Three Months and
    Nine Months Ended May 31, 1998 and 1997...................................4

Consolidated Statement of Shareholders' Equity for the
    Year Ended August 31, 1997 and the Nine Months
    Ended May 31, 1998........................................................5

Consolidated Statement of Cash Flows for the
    Nine Months Ended May 31, 1998 and 1997...................................6

Notes to Financial Statements.................................................7

Management's Discussion and Analysis of
   Financial Condition and Results of Operations.............................12


PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K.............................................18

SIGNATURE PAGE...............................................................19

                        SCHNITZER STEEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except per share amounts)

                                                                       May 31, 1998      August 31, 1997
                                                                       ------------      ---------------
                                                                        (Unaudited)            (Audited)
                                     ASSETS

CURRENT ASSETS:
     Cash                                                                $    1,666           $    3,106
     Accounts receivable, less allowance for
        doubtful accounts of $485 and $524                                   30,043               31,010
     Accounts receivable from related parties                                   499                1,215
     Inventories (Note 2)                                                   104,506               95,154
     Deferred income taxes                                                   10,737               10,737
     Prepaid expenses and other                                               6,834                3,168
                                                                         ----------           ----------
            TOTAL CURRENT ASSETS                                            154,285              144,390
                                                                         ----------           ----------

NET PROPERTY, PLANT AND EQUIPMENT                                           142,925              151,136
                                                                         ----------           ----------

OTHER ASSETS:
     Investment in joint venture partnerships                               105,578               74,605
     Advances to joint venture partnerships                                   9,161                7,145
     Goodwill                                                                41,320               42,230
     Intangibles and other                                                    9,753                8,480
                                                                         ----------           ----------

                                                                         $  463,022           $  427,986
                                                                         ==========           ==========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt (Note 7)                          $      166           $      361
     Accounts payable                                                        15,673               19,456
     Accrued payroll liabilities                                              4,355                5,158
     Current portion of environmental liabilities (Note 4)                    5,152                5,787
     Other accrued liabilities                                                9,107                8,730
                                                                         ----------           ----------
             TOTAL CURRENT LIABILITIES                                       34,453               39,492
                                                                         ----------           ----------

DEFERRED INCOME TAXES                                                        28,117               28,409
                                                                         ----------           ----------
LONG-TERM DEBT LESS CURRENT PORTION (Note7)                                 128,988               92,881
                                                                         ----------           ----------
ENVIRONMENTAL LIABILITIES,
     NET OF CURRENT PORTION (Note 4)                                         23,030               24,530
                                                                         ----------           ----------
OTHER LONG-TERM LIABILITIES                                                   3,311                3,613
                                                                         ----------           ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock--20,000 shares authorized, none issued
     Class A common stock--75,000 shares $1 par value
         authorized, 5,555 and 5,737 shares issued and outstanding            5,555                5,737
     Class B common stock--25,000 shares $1 par value
         authorized, 4,431 and 4,445 shares issued and outstanding            4,431                4,445
     Additional paid-in capital                                             105,124              109,994
     Retained earnings                                                      130,013              118,885
                                                                         -----------          ----------
                                                                             245,123             239,061
                                                                         -----------          ----------
                                                                         $   463,022          $  427,986
                                                                         ===========          ==========


         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)

                                   (unaudited)


                                          For The Three Months Ended       For The Nine Months Ended
                                                   May 31,                           May 31,
                                          --------------------------       --------------------------
                                                 1998           1997              1998           1997
                                          -----------    -----------       -----------    -----------
REVENUES                                  $    80,918    $    89,297       $   268,216    $   248,596
                                          -----------    -----------       -----------    -----------

COSTS AND EXPENSES:
      Cost of goods sold and
             other operating expenses          71,296         76,230           237,567        219,434
      Selling and administrative                5,520          4,888            16,150         15,443
                                          -----------    -----------       -----------    -----------
                                               76,816         81,118           253,717        234,877
                                          -----------    -----------       -----------    -----------

INCOME FROM JOINT VENTURES                      1,417          2,720             8,380          4,500
                                          -----------    -----------       -----------    -----------

INCOME FROM OPERATIONS                          5,519         10,899            22,879         18,219
                                          -----------    -----------       -----------    -----------

OTHER INCOME (EXPENSE):
      Interest expense                         (1,849)        (1,551)           (4,537)        (3,583)
      Other income                                283          3,416             1,096          4,441
                                          -----------    -----------       -----------    -----------
                                               (1,566)         1,865            (3,441)           858
                                          -----------    -----------       -----------    -----------

INCOME BEFORE INCOME TAXES                      3,953         12,764            19,438         19,077

Income tax provision                           (1,384)        (4,340)           (6,803)        (6,494)
                                          -----------    -----------       -----------    -----------

NET INCOME                                $     2,569    $     8,424       $    12,635    $    12,583
                                          ===========    ===========       ===========    ===========


BASIC EARNINGS PER SHARE                  $      0.26    $      0.81       $      1.25    $      1.22
                                          ===========    ===========       ===========    ===========

DILUTED EARNINGS PER SHARE                $      0.26    $      0.81       $      1.25    $      1.21
                                          ===========    ===========       ===========    ===========


         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                   (unaudited)

                                              Class A                   Class B
                                            Common Stock              Common Stock         Additional
                                       -----------------------   -----------------------      Paid-in     Retained
                                           Shares       Amount       Shares       Amount      Capital     Earnings        Total
                                       ----------   ----------   ----------   ----------   ----------   ----------   ----------
BALANCE AT 8/31/96                          5,773   $    5,773        4,575   $    4,575   $  113,747   $   99,718   $  223,813

Class B common stock converted
    to Class A common stock                   130          130         (130)        (130)
Class A common stock repurchased             (166)        (166)                                (3,753)                   (3,919)
Net income                                                                                                  21,225       21,225
Dividends paid                                                                                              (2,058)      (2,058)
                                       ----------   ----------   ----------   ----------   ----------   ----------   ----------

BALANCE AT 8/31/97                          5,737        5,737        4,445        4,445      109,994      118,885      239,061

Net Income                                                                                                  12,635       12,635
Class B common stock converted
    to Class A common stock                    14           14          (14)         (14)
Class A common stock repurchased             (196)        (196)                                (4,870)                   (5,066)
Dividends paid                                                                                              (1,507)      (1,507)
                                       ----------   ----------   ----------   ----------   ----------   ----------   ----------

BALANCE AT 5/31/98                          5,555   $    5,555        4,431   $    4,431   $  105,124   $  130,013   $  245,123
                                       ==========   ==========   ==========   ==========   ==========   ==========   ==========


         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                   (unaudited)

                                                             For The Nine Months Ended
                                                                      May 31,
                                                            ----------------------------
                                                                  1998              1997
                                                            ----------        ----------
OPERATIONS:
     Net income                                             $   12,635        $   12,583
     Noncash items included in income:
        Depreciation and amortization                           14,123            13,055
        Deferred income taxes                                     (292)           (2,211)
        Equity in earnings of joint ventures
           and other investments                                (8,380)           (4,500)
        Gain on disposal of assets                                (113)              (65)
     Cash provided (used) by assets and liabilities:
        Accounts receivable                                      1,683                64
        Inventories                                             (9,352)          (13,618)
        Prepaid expenses and other                              (2,608)            1,855
        Accounts payable                                        (3,783)           (5,987)
        Deferred revenue                                           (76)            3,327
        Accrued expenses                                          (351)            1,855
        Environmental liabilities                               (2,135)             (861)
        Other assets and liabilities                            (1,491)             (367)
                                                            ----------        ----------

     NET CASH (USED) PROVIDED BY OPERATIONS                       (140)            5,130
                                                            ----------        ----------

INVESTMENTS:
     Payment for purchase of Proler                                              (42,456)
     Capital expenditures                                       (7,512)          (10,499)
     Advances to joint ventures                                 (2,016)           (4,396)
     Investments in joint ventures                             (22,892)           18,721
     Proceeds from sale of assets                                2,986             4,859
     Other                                                      (1,205)           (1,057)
                                                            ----------        ----------

     NET CASH USED BY INVESTMENTS                              (30,639)          (34,828)
                                                            ----------        ----------

FINANCING:
     Repurchase of Class A common stock                         (5,066)           (2,350)
     Dividends declared and paid                                (1,507)           (1,551)
     Increase in long-term debt                                 36,200            63,526
     Reduction in long-term debt                                  (288)          (27,866)
                                                            ----------        ----------

     NET CASH PROVIDED BY FINANCING                             29,339            31,759
                                                            ----------        ----------

NET (DECREASE) INCREASE IN CASH                                 (1,440)            2,061

CASH AT BEGINNING OF PERIOD                                      3,106             1,896
                                                            ----------        ----------

CASH AT END OF PERIOD                                       $    1,666        $    3,957
                                                            ==========        ==========


         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 1998 and 1997
                    (in thousands, except per share amounts)
                                  (Unaudited)



Note 1 - Summary Of Significant Accounting Policies:

         Basis of Presentation
         ---------------------

         The accompanying unaudited interim financial statements of Schnitzer Steel Industries, Inc. (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the fiscal year ended August 31, 1997. The results for the nine months ended May 31, 1998 are not necessarily indicative of the results of operations for the entire year.


         Earnings Per Share
         ------------------

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per share", which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). SFAS 128 replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS is computed based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following represents a reconciliation from basic EPS to diluted EPS:

                                                       Three Months Ended May 31, 1998
                                                  -------------------------------------------
                                                      Income            Shares      Per-share
                                                  (Numerator)     (Denominator)        Amount
                                                  -----------     -------------     ---------
                  Basic EPS                       $     2,569             9,985     $    0.26
                  Options                                  --                62     =========
                                                  -----------     -------------
                  Diluted EPS                     $     2,569            10,047     $    0.26
                                                  ===========     =============     =========


                                                       Three Months Ended May 31, 1997
                                                  -------------------------------------------
                                                      Income            Shares      Per-share
                                                  (Numerator)     (Denominator)        Amount
                                                  -----------     -------------     ---------
                  Basic EPS                       $     8,424            10,343     $    0.81
                  Options                                  --               28      =========
                                                  -----------     -------------
                  Diluted EPS                     $     8,424            10,371     $    0.81
                                                  ===========     =============     =========

                        SCHNITZER STEEL INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 1998 and 1997
                    (in thousands, except per share amounts)
                                  (Unaudited)



                                                       Nine Months Ended May 31, 1998
                                                  -------------------------------------------
                                                      Income            Shares      Per-share
                                                  (Numerator)     (Denominator)        Amount
                                                  -----------     -------------     ---------
                  Basic EPS                       $    12,635            10,070     $    1.25
                  Options                                  --                71     =========
                                                  -----------     -------------
                  Diluted EPS                     $    12,635            10,141     $    1.25
                                                  ===========     =============     =========



                                                       Nine Months Ended May 31, 1997
                                                  -------------------------------------------
                                                      Income            Shares      Per-share
                                                  (Numerator)     (Denominator)        Amount
                                                  -----------     -------------     ---------
                  Basic EPS                       $    12,583            10,340     $    1.22
                  Options                                  --                59     =========
                                                  -----------     -------------
                  Diluted EPS                     $    12,583            10,399     $    1.21
                                                  ===========     =============     =========



Note 2 - Inventories:

         Inventories consist of the following (in thousands):

                                                       May 31, 1998      August 31, 1997
                                                       ------------      ---------------
                                                        (Unaudited)            (Audited)
                  Scrap metals                           $   25,864           $   26,897
                  Work in process                            11,783               24,358
                  Finished goods                             50,690               28,109
                  Supplies                                   16,169               15,790
                                                         ----------           ----------

                                                         $  104,506           $   95,154
                                                         ==========           ==========


         Scrap metal inventories are valued at LIFO; the remainder are at FIFO. Interim LIFO calculations are based on the Company's estimates of expected year-end inventory levels and costs. The cost of scrap metal inventories exceeded the stated LIFO value by $8,039 at May 31, 1998 and August 31, 1997.

                        SCHNITZER STEEL INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 1998 and 1997
                    (in thousands, except per share amounts)
                                  (Unaudited)



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


         Transactions Affecting Cost of Goods Sold and Other Operating Expenses
         ----------------------------------------------------------------------

         The Company charters several vessels from related shipping companies to transport scrap metal to foreign markets. In 1993, the Company signed a five-year time-charter agreement for one vessel. The agreement guarantees the ship owner a residual market value of $2,500 at the end of the time-charter. The Company entered into two additional seven-year time-charters in May 1995. Charges incurred for these charters were $1,522 and $1,841 for the three months ended May 31, 1998 and 1997, respectively, and $5,836 and $6,332 for the nine months ended May 31, 1998 and 1997, respectively.

         The Company purchased scrap metals from certain of its joint venture operations totaling $4,452 and $3,879 for the three months ended May 31, 1998 and 1997, respectively, and $12,307 and $9,019 for the nine months ended May 31, 1998 and 1997, respectively.

         The Company leases certain land and buildings from a real estate company which is a related entity. The rent expense was $338 and $387 for the three months ended May 31, 1998 and 1997, respectively, and $998 and $1,098 for the nine months ended May 31, 1998 and 1997, respectively.


         Transactions Affecting Selling and Administrative Expenses
         ----------------------------------------------------------

         The Company performs some administrative services and provides operation and maintenance of management information systems for certain related parties. These services are charged to the related parties based upon costs plus a 15% margin for overhead and profit. The administrative charges totaled $233 and $285 for the three months ended May 31, 1998 and 1997, respectively, and $969 and $795 for the nine months ended May 31, 1998 and 1997, respectively.


         Transactions Affecting Other Income (Expense)
         ---------------------------------------------

         The vessels discussed above are periodically sub-chartered to third parties. In this case, a related shipping agency company acts as the Company's agent in the collection of income and payment of expenses related to sub-charter activities. Charges incurred for these sub-charters were $123 for the three months ended May 31, 1998, and $743 and $871 for the nine months ended May 31, 1998 and 1997, respectively. There was no subcharter income for the three months ended May 31, 1998 and 1997. These charges were offset by income of $408 and $747 for the nine months ended May 31, 1998 and 1997, respectively.

                        SCHNITZER STEEL INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 1998 and 1997
                    (in thousands, except per share amounts)
                                  (Unaudited)



Note 4 - Environmental Liabilities:

         During fiscal 1995, in conjunction with the due diligence proceedings for the Company's acquisition of Manufacturing Management, Inc. (MMI), the Company hired an independent third-party consultant to estimate the costs to cure both current and future potential environmental liabilities. The cumulative provision for the total cost specified in the consultant's report was included in MMI's statement of operations prior to its acquisition by the Company. This reserve was carried over to the Company's balance sheet and at May 31, 1998 aggregated $20,200.

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

         In 1996, prior to the Company's acquisition of Proler International Corp. (Proler) (see Note 5), an independent third party consultant was engaged to estimate the costs to cure present and future potential liabilities related to Proler's wholly-owned and joint venture properties. Proler recorded a liability of $8,600 for the probable costs to remediate its wholly-owned properties based upon the consultant's estimates, increasing its environmental reserves to $9,800. The Company carried over the aggregate reserve to its financial statements upon acquiring Proler and $8,000 remained outstanding on May 31, 1998. Concurrently, based upon the consultant's estimates, Proler's joint venture operations recorded additional liabilities of $4,100 for the probable costs to remediate their properties. The liability was recorded prior to the Company's acquisition of Proler.

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

         Certain of the Company's joint ventures have completed acquisitions or made investments in joint ventures. Prior to the closing of these transactions, the joint ventures caused environmental liabilities totaling approximately $5.0 million to be recorded on the books of these new entities.

                        SCHNITZER STEEL INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 1998 and 1997
                    (in thousands, except per share amounts)
                                  (Unaudited)



Note 5 - Acquisition of Proler International Corp.:

         Between November 29, 1996 and December 6, 1996, PIC Acquisition Corp.
         (PIC), a wholly-owned subsidiary of the Company, acquired 100% of the common stock of Proler. On December 6, 1996, the Company completed the merger of PIC with Proler and, as a result, Proler became a wholly-owned subsidiary of the Company.

         The Company accounted for this acquisition using the purchase method. Accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values as of the effective date of the acquisition.

         The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Proler as though the acquisition had occurred at the beginning of the period shown.

                                                For the Nine Months Ended
                                                       May 31, 1997
                                                -------------------------
         Revenues                                     $   251,742

         Net income                                   $     5,964
                                                      ===========

         Earnings per share                           $       .57
                                                      ===========


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


Note 6 - Disposal of Lathrop, California Facility:

         In May 1998, the Company disposed of a tin scrap processing facility in Lathrop, California. The facility was acquired as part of the Proler acquisition (Note 5). The sale resulted in a gain of $1.1 million, of which $.8 million was recorded as a reduction in cost of goods sold and $.3 million as a gain on sale of assets for the three months ended May 31, 1998.

Note 7 - Interest Rate Instruments:

         In February 1998, the Company entered into interest rate swap agreements with two of its banks for the purpose of managing its exposure to adverse movements in interest rates and lowering the cost of various debt instruments. The Company does not use financial instruments for trading purposes, and is not a party to leveraged derivatives. Pursuant to the swap agreements, the Company exchanged its floating rate interest obligations on $50,000 notional principal amount for a fixed interest obligation of 5.55% for three years. The differential paid or received on interest rate agreements is recognized as an adjustment to interest expense.

                        SCHNITZER STEEL INDUSTRIES, INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General

         The Company operates in two business segments. Scrap Operations collects, processes and recycles steel scrap through facilities in Oregon, Washington, Alaska and California. Additionally, the Company participates, through joint ventures, in the management of 29 scrap collection and processing facilities, including export terminals in Los Angeles, California; Everett, Massachusetts; Portland, Maine; Providence, Rhode Island and Jersey City, New Jersey. Steel Operations operates a mini-mill in Oregon which produces steel reinforcing bar, merchant bar, coiled rebar and wire rod. Mill depots are maintained in California.

Results of Operations

         The Company's revenues and operating results by business segment are summarized below (in thousands):

                                             For the Three Months Ended         For the Nine Months Ended
                                            ---------------------------       ---------------------------
                                            May 31, 1998   May 31, 1997       May 31, 1998   May 31, 1997
                                            ------------   ------------       ------------   ------------
                                                                     (unaudited)
         REVENUES:
         Scrap Operations:
             Ferrous sales                     $  40,497      $  47,325          $ 143,361      $ 132,156
             Nonferrous sales                      7,998          7,484             20,005         18,944
             Other sales                           3,672          5,456             12,267         11,738
                                               ---------      ---------          ---------      ---------
                 Total sales                      52,167         60,265            175,633        162,838

         Ferrous sales to Steel Operations       (16,430)       (18,161)           (44,546)       (40,909)
         Steel Operations                         45,181         47,193            137,129        126,667
                                               ---------      ---------          ---------      ---------
                 Total                         $  80,918      $  89,297          $ 268,216      $ 248,596
                                               =========      =========          =========      =========

         INCOME FROM OPERATIONS:
         Scrap Operations                      $   2,866      $   8,261          $  13,886      $  15,126
         Steel Operations                          3,137          1,518              5,775          3,712
         Joint ventures                            1,417          2,720              8,380          4,500
         Corporate expense & eliminations         (1,901)        (1,600)            (5,162)        (5,119)
                                               ---------      ---------          ---------      ---------
                 Total                        $    5,519      $  10,899          $  22,879      $  18,219
                                               =========      =========          =========      =========

         NET INCOME                           $    2,569      $   8,424          $  12,635      $  12,583
                                               =========      =========          =========      =========

                        SCHNITZER STEEL INDUSTRIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):


                                                  For the Three Months Ended         For the Nine Months Ended
                                                 ---------------------------       ---------------------------
                                                 May 31, 1998   May 31, 1997       May 31, 1998   May 31, 1997
                                                 ------------   ------------       ------------   ------------
                                                                          (unaudited)
         SHIPMENTS:
         SCRAP OPERATIONS
         Ferrous scrap (long tons):
             To Steel Operations                          148            149                379            353
             To unaffiliated customers                    200            221                746            722
                                                    ---------      ---------          ---------      ---------
                  Total                                   348            370              1,125          1,075
                                                    =========      =========          =========      =========

         Export tons                                      117            177                547            583
                                                    =========      =========          =========      =========

         STEEL OPERATIONS
         Finished steel products (short tons)             131            140                392            378
                                                    =========      =========          =========      =========


         Revenues. Consolidated revenues for the three months ended May 31, 1998 decreased $8.4 million (9%) over the same quarter last year. For the nine months ended May 31, 1998, consolidated revenues increased $19.6 million (8%) over the same period last year. Revenue increases for the nine months ended May 31, 1998 were generated by both Scrap and Steel Operations.

         Revenues from Scrap Operations, before intercompany eliminations, decreased $8.1 million (13%) for the three months ended May 31, 1998, reflecting a decrease in ferrous tons shipped at lower average selling prices. Ferrous scrap revenues decreased $6.8 million (14%). Average selling prices decreased $11 to $117 per ton compared to the quarter ended May 31, 1997. This decrease in average selling price is primarily attributable to the decline in export prices related to the Asian financial crisis. Ferrous tons shipped to Steel Operations decreased 1%. For the nine months ended May 31, 1998, Scrap Operations' revenues, before intercompany eliminations, were $12.8 million (8%) over the same period last year. The increase is due to a 5% increase in ferrous tons shipped, at a 4% higher average selling price.

         For the three months ended May 31, 1998, Steel Operations' revenues decreased by $2.0 million (4%) to $45.2 million. The Company's sales of finished steel decreased 9,000 tons, primarily as a result of adverse weather conditions in California. The effect of decreased tonnage shipped was partially offset by an increase in average selling price for finished steel products of $7 per ton (2%) to $344 per ton over the same period last year. Revenues also increased due to increased sales of wire rod and coiled rebar. These products were first introduced into the product mix during the third quarter of 1997 and production of these higher priced items has risen steadily since that time. For the three and nine months ended May 31, 1998, the Company sold 12,700 tons and 41,100 tons of these new products, respectively. This compares to 5,300 tons for the three and nine months ended May 31, 1997. For the nine months ended May 31, 1998, revenues from Steel Operations increased 8% to $137.1 million. Finished steel shipments increased 14,000 tons (4%) to 392,000 tons. Increased tonnage shipped, coupled with a slight increase in selling prices resulted in higher sales for the period. Additionally, a change in product mix to higher priced products contributed to the increase in revenue and average selling price.

                        SCHNITZER STEEL INDUSTRIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):


         Cost of Goods Sold. Overall cost of goods sold decreased $4.9 million (6%) during the third quarter of fiscal 1998 compared with the third quarter of fiscal 1997. Cost of goods sold as a percentage of revenues increased from 85% to 88%. Gross profit in total decreased by $3.4 million (26%) primarily as a result of decreases in export prices realized by Scrap Operations. For the nine months ended May 31, 1998, consolidated cost of goods sold increased $18.1 million, compared with the same period last year. Cost of goods sold as a percentage of revenues increased from 88% to 89% for the same period, and gross profit increased $1.5 million (5%), due to an increase in scrap and finished steel tons shipped at higher average selling prices.

         For the three months ended May 31, 1998, cost of goods sold for Scrap Operations decreased $2.8 million and increased as a percentage of revenues from 82% to 89%. Scrap Operations' gross profit decreased from $11 million to $5.7 million. The decrease was due to the impact of reduced tonnage shipped and lower average selling prices. For the nine months ended May 31, 1998, Scrap Operations' average ferrous scrap cost of goods sold increased 5% to $112 per ton. Cost of goods sold as a percentage of revenues increased slightly from 86% to 87%. The increase in tonnage and selling prices, offset by increased cost of raw scrap resulted in a $.7 million (3%) decrease in gross profit to $22.7 million.

         As a part of its acquisition of Proler (Note 5), the Company acquired a tin scrap processing facility in Lathrop, California that was sold in May 1998. The Company had recorded an environmental reserve for the property when it was acquired. The remaining reserve was reversed upon sale of the facility. The sale resulted in a gain of $1.1 million, of which $.8 million is recorded as a reduction of cost of goods sold and $.3 million as gain on sale of assets for the three months ended May 31, 1998.

         Steel Operations' cost of goods sold for the third quarter of fiscal 1998 decreased $3.8 million (9%) to $41.1 million and decreased as a percentage of revenue from 95% to 91%. The decrease in cost of goods sold is attributable to a decrease in finished steel shipments, a change in the mix of products shipped, and lower scrap prices. Cost of goods sold per ton, excluding billet sales, decreased from $318 to $308 per ton. Gross profit increased 78% from $2.3 million to $4.1 million as a result of a change in the mix of products shipped and increased plant efficiencies. For the nine months ended May 31, 1998, Steel Operations' average cost of goods sold per ton decreased from $320 to $319. Cost of sales as a percentage of revenues dropped from 95% to 94%. These reductions were the result of increased rolling mill efficiencies.

         Income from Joint Ventures. The Company's joint ventures generated $93.9 million of revenues and contributed $1.4 million to income for the quarter ended May 31, 1998. This compares with $92.2 million of revenues, and $2.7 million contribution to income for the same period last year. The Joint Ventures in the Scrap Processing Business shipped 601,000 tons and 619,000 tons for the same periods, respectively. For the nine months ended May 31, 1998, the joint ventures generated $287.8 million of revenues and contributed $8.4 million to income. This compares with $261.8 million of revenues and $4.5 million contribution to income for the same period last year. The Joint Ventures in the Scrap Processing Business shipped 1.8 million tons for each of the nine months ended May 31, 1998 and 1997. Income from Joint Ventures decreased from $2.7 million for the quarter ended May 31, 1997 to $1.4 million for the quarter ended May 31, 1998. The decrease was due primarily to the Joint Ventures in the Scrap Processing business being negatively impacted by the Asian financial crisis. The revenues, contribution to income, and tons shipped for the nine months ended May 31, 1997 in the discussion above include activity which occurred prior to the Company's acquisition of Proler.

                        SCHNITZER STEEL INDUSTRIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):


         The increase in income from joint ventures fiscal year to date compared to the same period last year is primarily attributable to the Proler joint ventures, which the company acquired in November 1996. Income for the nine months ended May 31, 1997 includes only six months of earnings from these operations.


         Export Sales. The Company to date has been able to ship and receive payment for all export sales that it has booked and it anticipates this will continue to be the case. However, the Company has experienced, and for the near term expects to experience, reduced margins on export sales. Selling prices for export scrap to Asia have dropped over $40 per ton since the first of the fiscal year, and while the Company is adjusting buying prices, it has not yet been able to drop the buying price enough to make up for the drop in selling prices. Additionally, the Company continues to see softening in demand for scrap in certain regions of Asia.

         In addition to lowering its scrap purchase price, the Company has increased its domestic sales volume and has begun selling to Asian countries it has not historically sold to. Concurrently, the Company has implemented a variety of cost control measures. With the increased emphasis on domestic sales, the Company believes that fiscal 1998 sales to Asia will be less than 60% of tonnage sold, which has been the average over the last several years. The Company's Joint Ventures in the Scrap Processing Business are less dependent upon Asian sales, expecting to ship approximately 45% of total tonnage to Asia this fiscal year. The Company believes the joint ventures in the Northeast are particularly well positioned over the next several years to take advantage of increasing capacity and demand for scrap in the steel producing areas in the Eastern United States.

         While the Company cannot predict how long the Asian crisis will impact its business operations, it believes that the factors cited above will serve to help minimize the financial impact.


         Other Income (Expense). In February 1997, the Company entered into an interest rate agreement for the sole purpose of locking in the interest rate on a planned private placement of debt. The Company decided against pursuing the private placement in April 1997, and thus recognized the deferred gain on the agreement of approximately $3 million. This amount is included in other income in the accompanying statement of operations for the three and nine months ended May 31, 1997.


         Interest Expense. Interest expense increased from $1.5 million for the three months ended May 31, 1997 to $1.8 million for the same period this year primarily as a result of higher average borrowings. For the nine months ended May 31, 1998, compared to the same period last year, interest expense increased $.9 million to $4.5 million. This occurred because average borrowings in the first quarter of 1998 were higher than during the first quarter of 1997, primarily as a result of the Proler acquisition.

                        SCHNITZER STEEL INDUSTRIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):


         Year 2000. The Company continues to assess the potential impact that the Year 2000 issue will have on its reporting systems and operations. The Company has determined that the operating and financial software systems it is currently implementing are Year 2000 compliant. The Company will test new systems for Year 2000 compliance as they are implemented. Additionally, the Company does not believe that the cost of bringing any of its retained software into year 2000 compliance will be material. The Company does not believe that it is substantially reliant on any one customer or supplier and therefore does not believe that the Year 2000 compliance of such companies will have a significant impact on the Company. The Company does not anticipate that the Year 2000 issue will have a significant impact on its financial position or results of operations.


         Liquidity and Capital Resources. Cash used by operations for the nine months ended May 31, 1998 was $140,000, compared with cash provided of $5.1 million for the same period last year. The decrease in cash flow is primarily attributable to the growth in inventories and a reduction in accounts payable compared to the same period last year.

         Capital expenditures for the three months ended May 31, 1998 totaled $2.8 million compared with $2.4 million during the same period last year. For the nine months ended May 31, 1998 and 1997, capital expenditures totaled $7.5 million and $10.5 million, respectively. The Company anticipates spending approximately $3.5 million on capital expenditures during the remainder of fiscal 1998.

         As a result of certain acquisitions, the Company carries environmental reserves totaling $28.2 million. The Company expects to require significant future cash outlays as it incurs the actual costs related to the remediation of such environmental liabilities.

         As of May 31, 1998, the Company had an unsecured revolving line of credit totaling $200 million maturing in 2002. The Company had additional unsecured lines of credit available of $55 million, of which $20 million was committed. In the aggregate, the Company had borrowings outstanding under these lines totaling $118.8 million at May 31, 1998.

         Pursuant to a stock repurchase program announced by the Company in May 1994 and amended in April 1998, the Company is authorized to repurchase up to 1.6 million shares of its stock when the market price of the Company's stock is not reflective of management's opinion of an appropriate valuation of the stock. Management believes that repurchasing shares under these conditions enhances shareholder value. As of May 31, 1998, a total of 448,300 shares had been purchased under this program. During the nine months ended May 31, 1998, the Company repurchased 196,000 shares of its stock for a total of $5.1 million.

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

                        SCHNITZER STEEL INDUSTRIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):


         Forward Looking Statements. Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, all of which are subject to risks and uncertainties. One can identify these forward looking statements through the use of words such as "expect," "believe," and other words which convey a similar meaning. One can also identify these statements as they do not relate strictly to historical or current facts. They are likely to address the Company's business strategy, financial projections and results and other global factors affecting the Company's financial prospects. An example of this is the current financial crisis facing certain Asian countries and Year 2000 compliance matters. Other factors that could cause actual results to differ materially are the following: supply and demand conditions; the Company's ability to mitigate the effects of the Asian situation and foreign fiscal policies on its profitability; railroad service difficulties; competitive factors and pricing pressures from national steel companies; imports of foreign steel; availability of scrap supply; fluctuations in scrap prices and seasonality of results. One should understand that it is not possible to predict or identify all factors that could cause actual results to differ from the Company's forward looking statements. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. Further, the Company does not assume any obligation to update any forward looking statement.

                        SCHNITZER STEEL INDUSTRIES, INC.

                                    PART II



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

(a)      Exhibits

         3.2    Restated Bylaws of the Registrant


(b)      Reports on Form 8-K

         None

                        SCHNITZER STEEL INDUSTRIES, INC.




                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SCHNITZER STEEL INDUSTRIES, INC.
                                       (Registrant)




Date: July 15, 1998                    By: /s/ BARRY A. ROSEN
      -------------                        -------------------------------------
                                           Barry A. Rosen
                                           Vice President, Finance