Form 10-K
period 1998-08-31
SCHNITZER STEEL INDUSTRIES INC
filed 1998-11-24
CIK 912603

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

    For the fiscal year ended August 31, 1998 Commission File Number 0-22496

                        SCHNITZER STEEL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

               OREGON                                    93-0341923
---------------------------------------  ---------------------------------------
       (State of Incorporation)              I.R.S. Employer Identification No.)

  3200 N.W. Yeon Ave., P.O. Box 10047
             Portland, OR                                97296-0047
---------------------------------------  ---------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

The aggregate market value and the number of voting shares of the registrant's common stock outstanding on September 30, 1998 was:

                           Shares Outstanding Held By         Market Value
 Title of Each Class       -----------------------------         Held By
   of Common Stock         Affiliates     Non-Affiliates      Non-Affiliates
---------------------      ----------     --------------      --------------
Class A, $1 par value         171,600          5,370,926         $80,563,890
Class B, $1 par value       4,430,328                  0                 N/A

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated herein by reference in Part III.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K


                                TABLE OF CONTENTS

PART     ITEM                                                               PAGE

 I       1.     BUSINESS.......................................................3
                Overview.......................................................3
                Acquisition of Proler International Corp.......................3
                Business Strategy..............................................4
                Scrap Operations...............................................5
                Joint Ventures.................................................9
                Steel Operations..............................................10
                Environmental Matters.........................................13
                Employees.....................................................16

         2.     PROPERTIES....................................................16
         3.     LEGAL PROCEEDINGS.............................................17
         4.     SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS.........................................17
         4(a).  EXECUTIVE OFFICERS OF THE REGISTRANT..........................17

 II      5.     MARKET FOR REGISTRANT'S COMMON STOCK AND
                  RELATED STOCKHOLDER MATTERS.................................19
         6.     SELECTED FINANCIAL DATA.......................................20
         7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.........................21
         8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................28
         9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE......................50

 III     10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  REGISTRANT..................................................50
         11.    EXECUTIVE COMPENSATION........................................50
         12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT.......................................50
         13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................50

 IV      14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 8-K.........................................51

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

The Company's Scrap Operations have collection and processing facilities in Portland, Eugene, White City, Grants Pass and Bend, Oregon, Oakland, Sacramento and Fresno, California, Tacoma and Pasco, Washington and Anchorage, Alaska. Additionally, as a result of its acquisition of Proler International Corp., effective November 29, 1996, through joint ventures, the Company participates in the management of an additional 28 scrap collection and processing facilities, including export terminals in Los Angeles, California, Everett, Massachusetts, Portland, Maine, Providence, Rhode Island and Jersey City, New Jersey. The Company believes that Scrap Operations has a strong competitive position in its markets due to significant economies of scale, low cost scrap processing and loading methods, and deep water terminal facilities which provide efficient and flexible access to both domestic and foreign steel producers.

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

Through its joint ventures, Proler supplies ferrous scrap to domestic mills and exports ferrous scrap to foreign markets from scrap collection, processing and deep water facilities in Los Angeles, California, Providence, Rhode Island, Everett, Massachusetts, Portland, Maine, and Jersey City, New Jersey and 23 other scrap recycling yards.

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

The Company considers itself, first and foremost, a ferrous scrap company, with historically over 65% of its operating income, before corporate expenses and eliminations, derived from Scrap Operations. Scrap Operations is one of the leading processors in each of the markets in which it operates. Future capital expenditures will focus largely on increasing the Company's position as one of the premier scrap processors in the country.

Until the recent turmoil in the scrap market caused by the Asian financial crisis, the Company was able to react to changing steel scrap market conditions by adjusting the price it pays for unprocessed scrap. The Company enters into scrap sales contracts by selling forward 45 to 90 days and purchases unprocessed scrap on a daily basis. The typical scrap supplier is a relatively small, local business or manufacturer who sells scrap in limited quantities. The typical supplier generally does not have the ability to inventory material and therefore lacks the market leverage to influence prices. By knowing the price for which the processed material will be sold and the costs involved in processing the scrap, the Company is generally able to take advantage of this differential in timing between purchases and sales and negotiate prices with suppliers that secure profitable transactions. The Asian financial crisis caused scrap selling prices to drop faster than the Company was able to drop purchase prices for unprocessed scrap. When the scrap markets stabilize, the Company believes that it will be able to regain much of the margins it has lost as a result of the Asian financial crisis.

It is the Company's intent to only make acquisitions that will be immediately additive to the Company's earnings.

The Company has developed a multi-part strategy which includes the following elements:

Expand Scrap Recycling Operations. The Company will continue to seek out expansion opportunities for its Scrap Operations within both its existing markets and elsewhere in the United States. The Company has focused on and will continue to emphasize increasing its sources of ferrous scrap through its existing network and through selective acquisitions or through joint ventures with scrap processors and scrap suppliers. During fiscal 1998, the Company and one its joint venture partners increased their East Coast market position through the buyout of a third joint venture partner and the completion of two other strategic joint venture acquisitions. In November 1996, the Company acquired Proler. Proler's scrap metal joint ventures process approximately 2.5 million long tons of ferrous scrap per year. The Company's purchase of Manufacturing Management, Inc. (MMI), another scrap processor, in March 1995 added approximately 500,000 long tons per year to the Company's ferrous scrap volume. In December 1993, the Company acquired four scrap collection and processing facilities in central and southern Oregon. To facilitate increased purchasing of bundled scrap available in its California market area, the Company installed a pre-shredder at its Oakland facility in 1993 to break apart bundles for further processing into a higher-margin, more marketable shredded product. A Fresno, California scrap facility was acquired in 1989 to increase the Company's access to scrap in the central valley of California. The Company has also made a series of investments in other joint ventures which increase the Company's sources of scrap supply. The Company's most significant joint venture, in this regard, operates self-service used auto parts yards, primarily in California. The Company's Oakland facility receives car bodies from this joint venture for processing and sale as shredded scrap metal.

Invest in State-of-the-Art Processing and Manufacturing. The Company's objective is to be a low cost producer of both steel scrap and finished steel products in order to maximize the operating margin for both operations. To meet this objective, the Company has focused on and will continue to emphasize the efficient purchasing and processing of scrap. Additionally, the Company has made significant investments in state-of-the art equipment to ensure that its operations have cost effective technology to produce high quality products and to maximize economies of scale. The Company continues to invest in equipment to improve the efficiency and

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)


capabilities of its Scrap Operations. During fiscal years 1992 through 1998, the Company spent $40.7 million on capital improvements related to Scrap Operations. During this same time, the Company made capital expenditures of $90.4 million to improve Steel Operations' steelmaking facility and to increase its production capacity. In May 1991, the Company installed a new melt shop comprised of a technologically advanced electric arc furnace and five-strand continuous caster. The installation of new in-line straightening, stacking and bundling equipment at its first rolling mill (Rolling Mill #1) was completed in August 1994. This equipment improves merchant bar product quality, lowers processing costs, and has permitted the Company to expand its higher margin merchant bar product line. The Company is investing in technology to improve its key operating systems.

The Company has contracted to purchase and install a state-of-the-art automobile shredder at its Tacoma facility capable of shredding over 2,000 tons per day. This shredder will replace two existing aged shredders that on a combined basis are capable of only 1,000 tons per day. The new shredder will reduce operating costs, improve product quality and allow the Tacoma scrap operations to shred material that was previously sold as lower grades. Additionally, the dock and bulkhead at the Tacoma facility will be rebuilt. It is anticipated that the new shredder and rebuilt dock and bulkhead will be installed and operational in the second quarter of fiscal 1999.

Increase Finished Steel Production and Product Flexibility. In February 1996, a second rolling mill (Rolling Mill #2) was completed, increasing Steel Operations' production capacity by 500,000 tons per year. Additionally, in February 1997, the Company completed the installation of a rod block at Rolling Mill #2. The rod block has allowed the Company to enhance its product mix through the production of coiled rebar and wire rod. In addition, the ability of the new bar mill to produce existing cut-to-length rebar products permits the Company to increase its production of higher-margin merchant bar products at Rolling Mill #1 and also increases the Company's flexibility to adjust its product mix among rebar, merchant bar and wire rod products to respond to relative demand and price conditions among these products and to maximize profits. Rolling Mill #2 expands the Company's rolling capacity, based on anticipated product mix, to about 700,000 tons annually to more closely match the capacity of the melt shop. The Company does not expect to expand Steel Operations through significant capital additions in the foreseeable future.

Capture Benefits of Integration. The Company has historically sought to capture the potential benefits of business integration whenever possible. The Company believes it enjoys a competitive advantage over non-vertically integrated mini-mill steel producers as a result of its extensive scrap operations. Scrap Operations ensures Steel Operations will receive a predictable, high quality supply of scrap in an optimal mix of scrap grades for efficient melting. In its Steel Operations, the Company's new wire rod and bar mill is expected to continue to upgrade the Company's finished steel production and product mix capturing additional margin.

Complete Additive Acquisitions. The Asian financial crisis has caused significant dislocations in the scrap industry and to a much lesser extent the steel industry. It is the Company's belief that as a result of these dislocations, potential acquisitions in the scrap and steel industries may again become available at attractive prices. With a strong balance sheet, cash flows and available borrowing capacity, the Company is in a position to complete an acquisition should one fitting the Company's long-term strategic plans become available. The Company will only complete an acquisition if it is immediately additive to earnings.


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

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)


Due to the large capital investment required for scrap processing equipment and the scarcity of potential scrap yard sites that are properly zoned and have access to waterways, highways and railroads, the scrap metal industry is characterized by a relatively small number of large, regionally dominant scrap processors. These large processors collect raw scrap from a variety of scrap sources, including smaller scrap recyclers and dealers, and then sort, clean and cut it into sizes and grades suitable for use by steel manufacturers.

The Company's Portland, Oakland, and Tacoma scrap operations are located at deep water terminal facilities operated by the Company and also have rail and highway access. As a result, the Company believes it is strategically located, both for scrap collection from suppliers and for distribution of processed scrap to west coast and foreign steel producers. The Company also operates collection and processing facilities in Eugene, Bend, White City and Grants Pass, Oregon, Sacramento and Fresno, California, Pasco, Washington and Anchorage, Alaska. The Sacramento and Fresno facilities are smaller feeder yards which collect and process scrap for transfer to the Oakland facility or to Steel Operations. The Eugene, White City, Grants Pass, Bend, Pasco and Anchorage facilities are similar feeder yards, but their production is transferred to the Portland or Tacoma facilities or to Steel Operations.

Customers and Marketing. The following table sets forth information about the amount of ferrous scrap sold by the Company's Scrap Operations to certain groups of customers during the last five fiscal years:

============================================================================================================================
                                                                Year Ended August 31,
                          --------------------------------------------------------------------------------------------------
                                 1998                1997                1996                1995                1994
                          ------------------  ------------------  ------------------  ------------------  ------------------
                             Sales    Vol./1     Sales    Vol./1     Sales    Vol./1     Sales    Vol./1     Sales    Vol./1
                          --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Ferrous Scrap
Customers:                                              (dollar amounts in millions)
----------------------------------------------------------------------------------------------------------------------------

Asian Steel
  Producers and
  Representatives         $   90.4       720  $  111.1       853  $  131.8       858  $  125.9       680  $   75.9       461
------------------------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------

Steel Operations:

 Supplied by
   Company Scrap
   Facilities                 44.5       382      43.7       362      44.1       358      44.3       338      36.8       304

 Purchased from
   Others for Direct
   Shipment/2                 10.4        98      14.1       132       9.9        92      10.4        91      17.5       139
                          --------  --------  --------  --------  --------  --------  --------  --------  --------  --------

 Total
 Steel Operations             54.9       480      57.8       494      54.0       450      54.7       429      54.3       443
------------------------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------

Other US Steel
  Producers                     30       235      23.3       171      30.1       171      25.2       145      16.1        87
------------------------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------

      Total               $  175.3     1,435  $  192.2     1,518  $  215.9     1,479  $  205.8     1,254  $  146.3       991
============================================================================================================================

/1   In thousands of long tons (2,240 pounds).

/2   Consists of prepared scrap that is not processed by Scrap Operations.

The Company sells scrap to foreign and other domestic steel producers or their representatives and to Steel Operations. The Company has developed long-standing relationships with Asian and U.S. steel producers. Asian scrap customers are located principally in China, India, Japan, Korea and Taiwan. To serve these customers more effectively, the Company operates a wholly-owned subsidiary, SSI International Far East Ltd., in Seoul, South Korea. Additionally, the Company uses representatives in Tokyo, Japan. The Company believes these representatives not only enhance the Company's service to its Asian customers, but also provide a valuable local presence and source of information in these markets. In fiscal 1998, one customer accounted for approximately 23% and Scrap Operations' five largest customers

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)


accounted for 61% of scrap sales to unaffiliated customers. However, the Company's scrap customers vary from year to year due to demand, relative currency values and other factors. All scrap sales are denominated in U.S. dollars and substantially all scrap shipments to foreign customers are supported by letters of credit.

While ferrous scrap prices have on average increased historically, such prices are subject to market cycles. Prices for foreign scrap shipments are generally established through a competitive bidding process. The Company generally negotiates domestic prices based on export price levels. Foreign scrap sales contracts typically provide for shipment 45 to 90 days after the price, which, in most cases, includes freight, is determined. The Company attempts to respond to changing export price levels by adjusting its purchase prices at its scrap yards to maintain its operating margin dollars per ton. However, the Company's ability to fully maintain its operating margin per ton through periods of rapidly declining prices can be limited by the impact of lower purchase prices on the volume of scrap flowing to the Company from marginal scrap sellers. Accordingly, the Company believes it benefits from rising scrap prices which provide the Company greater flexibility to maintain or widen both margins and scrap flow into its scrap yards.

Sources of Scrap. The most common forms of raw scrap purchased by the Company are wrecked automobiles, railroad cars, railroad tracks, machinery, and demolition scrap from buildings and other obsolete structures. Scrap is acquired from drive-in sellers at posted prices at the Company's eleven scrap yards, from drop boxes at over 1,000 industrial sites and through negotiated purchases from railroads and other large suppliers. The Company purchases scrap from a large number of suppliers, including railroads, industrial manufacturers, automobile salvage yards, scrap dealers and individuals. Scrap yards situated nearest to scrap sellers and major transportation routes have a competitive advantage because of the significance of freight charges relative to the value of scrap. The Company's Portland yard benefits from northwestern rail, highway and water transportation routes allowing it to attract sellers from Oregon, Washington, Idaho, Montana, Utah, Nevada and Northern California. The Eugene, Grants Pass, White City and Bend yards are smaller facilities that serve as collection points from central and southern Oregon. The Oakland yard gives the Company sourcing capability in the San Francisco Bay area, the fifth largest metropolitan region in the country. The Sacramento and Fresno yards are smaller facilities that serve as collection points for scrap from the central valley of California and Western Nevada. The Company's Tacoma yard collects scrap from Seattle and the entire Puget Sound area as well as from throughout Washington, Montana, Idaho, Alaska, and Western Canada. No single supplier accounted for more than 5% of the scrap purchased by the Company during the last fiscal year.

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

The Portland and Oakland facilities each operate a large auto shredder capable of processing up to 1,500 tons of scrap per day. The Tacoma facility has two aged auto shredders with combined capacity to process up to 1,000 tons of scrap per day that are being replaced with a state-of-the-art shredder capable of shredding over 2,000 tons per day. These shredders reduce automobile bodies and other light gauge sheet metal into fist-size pieces of shredded scrap. The shredded material is then carried by conveyor under magnetized drums which attract the ferrous scrap and separate it from the nonferrous metals and other material (fluff) found in the shredded material, resulting in a relatively pure and clean shredded steel product. The nonferrous metal and fluff then pass through a separator that removes the fluff. In Oakland, the nonferrous scrap is further processed using a sink float method to separate aluminum from other metals based on the differences in their specific gravities. The remaining nonferrous metals are either hand sorted and graded before being sold or sold unsorted.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)


A pre-shredder at the Oakland facility is used to break apart compacted bundles of light gauge ferrous scrap purchased from other scrap processors and dealers. The unbundled scrap is further processed through the shredder.

Deep Water Terminal Facilities. The Company delivers processed scrap to foreign steel producers by ship. The Company achieves cost efficiencies by operating deep water terminal facilities at the Portland, Tacoma and Oakland scrap operations. As a result, the Company is generally not subject to berthing delays often experienced by users of unaffiliated terminal facilities. The Portland dock has three operating berths for ships and two tie-up berths, and is equipped with three 60-ton cranes and one 30-ton crane for loading and unloading heavy materials and a bulk loading conveyor capable of loading up to 700 tons of shredded scrap per hour directly into a ship's hold. The Oakland dock also has a berth serviced by a bulk loading conveyor for loading shredded scrap as well as a concrete wharf with a 40-ton container crane. Upon completion of the new dock and bulkhead, the Tacoma marine terminal will be serviced by a 200-ton whirly crane and one 40-ton crane.

The deep water terminal facilities are used extensively for loading scrap shipments to the Company's foreign customers. The Portland terminal and, to a lesser extent, the Oakland and Tacoma terminals also sell docking, loading and warehousing services to unrelated parties.

Ocean freight costs are a significant element of the cost of scrap delivered to foreign customers. The Company believes it benefits from the experience and market knowledge of the shipping businesses it is affiliated with in arranging ocean transportation. To limit its exposure to fluctuations in ocean shipping rates and to assure the availability of appropriate vessels, in 1993 the Company entered into a five-year time charter of a vessel from Trans-Pacific Shipping Co. (TPS), an affiliated company. The agreement, which expired in June 1998, guaranteed the ship owner a residual market value of $2.5 million at the end of the time charter. Upon expiration of the time charter, the Company paid the guaranteed residual and entered into an additional 5 year time charter, at the end of which the Company will own the vessel. The Company entered into two additional seven-year time charters for other vessels in May 1995.

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

The Company competes with a number of U.S. and foreign scrap processors for export sales to the Company's customers. Price, including shipping costs, and availability are the most important competitive factors, but reliability and quality are also important. The Company believes that its size and locations allow it to compete effectively with other U.S. and foreign scrap processors.

Seasonality. The Company makes a number of large ferrous scrap shipments to foreign steel producers each year. The Company's control over timing of scrap shipments is limited by customers' requirements, shipping schedules and other factors. Variations in the number of foreign scrap shipments from quarter to quarter results in fluctuations in quarterly revenues and earnings.

Backlog. At August 31, 1998, the Company's Scrap Operations had a backlog of firm orders of $6.8 million, as compared to $31.2 million at August 31, 1997 All of the backlog at August 31, 1998 is related to export shipments and is expected to be shipped during 1998.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)


Joint Ventures
--------------

The Company has invested in certain joint ventures which process and sell scrap to third parties and other joint ventures that supply scrap to the Company's operations.

I.   Joint Venture Scrap Processors

In November 1996 the Company acquired Proler. Proler owns interests in five joint ventures that are engaged in buying, processing, and selling primarily ferrous metals. These joint ventures process and sell approximately 2.5 million long tons of ferrous scrap per year. Through these joint ventures, the Company participates in the management of 28 scrap collection and processing facilities, including export terminals in Los Angeles, California, Everett, Massachusetts, Portland, Maine, Providence, Rhode Island and Jersey City, New Jersey and 23 feeder yards. At the feeder yards scrap metal is collected, processed and then transported to one of the joint venture's export terminals for subsequent sale or sold directly to domestic purchasers.

During fiscal 1998, the Company and one of its joint venture partners increased their East Coast market position through the buyout of a third joint venture partner and the completion of two other strategic joint venture acquisitions. The Company and its joint venture partners continue to seek expansion opportunities in both their existing markets and elsewhere in the United States.

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

Deep Water Terminal Facilities. Through its joint ventures, the Company participates in the management of export terminals in Los Angeles, California, Everett, Massachusetts, Portland, Maine, Providence, Rhode Island and Jersey City, New Jersey. The joint ventures deliver by ship processed scrap to steel producers throughout the world. As a result of owning or leasing these facilities, the joint ventures are not subject to berthing delays often experienced by users of unaffiliated terminal facilities.

Competition. The predominant competitive factors which impact the joint ventures' ability to obtain scrap as a raw material and scrap sales are price, including shipping costs, availability, reliability of service and product quality.


II.  Joint Venture Suppliers of Scrap

The Company is a 50% partner in a joint venture which operates thirteen self-service used auto parts yards in central California and the Bay Area, one yard in Texas, one yard in Reno, Nevada, one yard in Salt Lake City, Utah and one yard in Summit, Illinois. Customers purchase parts that they remove themselves from wrecked automobiles purchased by the joint venture and displayed in its yards. The Company then has a right of first refusal to purchase the picked over car bodies for shredding at the Oakland scrap operation. The joint venture opened or acquired four yards in fiscal 1993, three yards in fiscal 1995, one yard in fiscal 1996, and two yards in fiscal 1997, and intends to continue to open or acquire new yards as appropriate sites are identified. During fiscal 1998, the Company purchased substantially all the car bodies generated in California by this joint venture.

The Company is also a 50% partner in a joint venture operating out of Richmond, California which is an industrial plant demolition contractor. The joint venture dismantles industrial plants, performs environmental remediation, resells any machinery or pieces of steel that are salvaged from the plants in a usable form, and sells other recovered metals as scrap, primarily to the Company. During fiscal 1998, the Company purchased substantially all of the ferrous scrap generated by this joint venture.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)


During fiscal 1998, the Company purchased 203,000 long tons of ferrous scrap from its joint ventures, on terms negotiated at arms-length between the Company and the other partners to the joint ventures.


Steel Operations
----------------

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

Products and Marketing. Steel Operations produces rebar, merchant bar, wire rod, coiled rebar and specialty products such as studded fence posts, grape stakes and special sections. Sales of these products during the last five fiscal years were as follows:

================================================================================================================================
                                                                Year Ended August 31,
                          ------------------------------------------------------------------------------------------------------
                                 1998                1997                1996                1995                1994
                          -------------------  -------------------  ------------------  -------------------  -------------------
                             Sales     Vol./1     Sales     Vol./1     Sales    Vol./1     Sales     Vol./1     Sales     Vol./1
                          --------   --------  --------   --------  --------  --------  --------   --------  --------   --------
                                                        (dollar amounts in millions)
--------------------------------------------------------------------------------------------------------------------------------

Rebar                     $  101.9        325  $  104.9        341  $   98.7       321  $   78.3        255  $   85.9        310
--------------------      --------   --------  --------   --------  --------  --------  --------   --------  --------   --------

Merchant bar                  46.2        123      43.1        117      35.5        95      34.4         87      41.7        113
--------------------      --------   --------  --------   --------  --------  --------  --------   --------  --------   --------

Wire rod                      11.3         37       4.6         15
--------------------      --------   --------  --------   --------  --------  --------  --------   --------  --------   --------

Coiled rebar                   6.0         18       1.7          5
--------------------      --------   --------  --------   --------  --------  --------  --------   --------  --------   --------

Specialty products            22.0         50      28.1         68      25.8        60      23.5         56      18.0         47
--------------------      --------   --------  --------   --------  --------  --------  --------   --------  --------   --------

        Total             $  187.4/2      553  $  182.4/2      546  $  160.0       476  $  136.2/2      398  $  145.6/2      470
================================================================================================================================

/1   In thousands of short tons (2,000 pounds).

/2 Does not include billet sales of $4.0 million in 1998, $1.3 million in 1997, $5.2 million in 1995 and $9.0 million in 1994.


Rebar is steel rod used to increase the tensile strength of poured concrete. Merchant bar consists of round, flat, angle and square steel bars used by fabricators or manufacturers to produce a wide variety of products, including gratings, steel floor and roof joints, safety walkways, ornamental furniture, stair railings and farm equipment. Wire rod is steel wire used by fabricators to produce a variety of products such as chain link fencing, nails, wire and stucco netting. Coiled rebar is rebar delivered on coils rather than in flat lengths, a method preferred by some fabricators. Specialty products include fence posts and other finished products. The Company's fence posts are designed to support barbed wire and are sold primarily to the agricultural industry. The addition of in-line straightening, stacking and bundling equipment to Rolling Mill #1 in fiscal 1995 allowed the Company to expand its higher-margin merchant bar product lines.

The Company's installation of a rod block and finishing equipment at Rolling Mill #2 for the rolling of wire rod and coiled rebar was completed in February 1997. Demand for wire rod and coiled rebar on the West Coast has traditionally been filled by suppliers outside of the region (both domestic and foreign), creating what the Company believes to be an attractive opportunity to capture market share and enhance profitability. The addition of the new bar mill, with its ability to produce Steel Operations' existing cut-to-length rebar products, has permitted the Company to

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)


increase it's production of higher-margin merchant bar products at Rolling Mill #1 and also increased the Company's flexibility to adjust its product mix among rebar, merchant bar and wire rod products to respond to relative demand and price conditions among those products. The Company expects Steel Operations' total volume to continue to increase due to greater efficiencies to be gained at Rolling Mill #2.

Steel Operations sells directly from its plant in McMinnville, Oregon and from its distribution centers located in Union City, California (San Francisco area) and El Monte, California (Los Angeles area). The two California distribution centers facilitate sales by holding a ready inventory of products close to major customers for just-in-time delivery. Due to zoning changes, the Company will be closing the Union City distribution center by April 1999 and is evaluating whether to replace it with a third party warehouse which would provide storage and fulfillment. Steel Operations communicates regularly with major customers to determine their anticipated needs and plans its rolling mill production schedule accordingly. Steel Operations also produces and inventories a mix of products forecasted to meet the needs of other customers. Shipments to customers are made by common carrier, either truck or rail.

During the year ended August 31, 1998, Steel Operations sold its steel products to approximately 500 customers primarily located in the 10 western states. In that period, approximately 39% of Steel Operations' sales were made to customers in California. Steel Operations' customers are principally steel service centers, construction industry subcontractors, steel fabricators, and major farm and wood product suppliers.

One customer accounted for 8.6% of Steel Operations' revenues in fiscal 1998. Steel Operations' 10 largest customers accounted for approximately 43% of its revenues during fiscal 1998.

Scrap Supply. The Company believes it operates the only mini-mill in the United States which has the ability to obtain its entire scrap requirement from its own affiliated scrap operations. The demand for steel scrap has intensified with the increase in the number and capacity of steel producers both in the U.S. and overseas. There have at times been regional shortages of steel scrap with some mills being forced to pay higher prices for scrap shipped from other regions or to temporarily curtail operations. The Company's Scrap Operations currently supplies Steel Operations both with steel scrap that it has processed and with steel scrap that it has purchased from third-party processors. See "Scrap Operations." Scrap Operations is also able to deliver to Steel Operations an optimal mix of scrap grades to achieve maximum efficiency in its melting operations.

Energy Supply. Electricity and natural gas represented approximately 5% and 2% respectively, of Steel Operations' cost of goods sold in the year ended August 31, 1998.

Steel Operations purchases hydroelectric power from McMinnville Water & Light Company (McMinnville), a municipal utility that acquires its power from the Bonneville Power Administration (BPA). Steel Operations is McMinnville's largest customer. McMinnville obtains power at the lowest cost available from BPA and then resells it to Steel Operations at its cost plus a fixed charge per kilowatt hour and a 3% city surcharge. In fiscal 1998, Steel Operations paid an average of $.03 per kilowatt hour used. The favored rate McMinnville obtains from BPA is for firm power; therefore, Steel Operations is not forced to sacrifice the reliability of its power supply for a lower interruptible power rate as is the case with certain other mini-mills. The contract with McMinnville expires June 30, 2001.

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

During the fiscal years ended August 31, 1996, 1997 and 1998 the melt shop produced 493,000, 586,000 and 611,000 tons of billets, respectively. The melt shop operates 24 hours a day, seven days a week, except for one six-to-ten hour period each week in which it is shut down for maintenance. In 1996 Steel Operations constrained melt shop production through additional shutdown days to limit the increase in billet inventory. Production was not constrained in 1997 or 1998. The Company continues to anticipate that the melt shop will produce over 700,000 tons of billets per year when it is operating at capacity.

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

Transportation. The Company makes extensive use of rail transportation for shipment of Steel Operations' products to its distribution centers and customers in California and for the shipment of scrap to Steel Operations from the Company's scrap yards and other scrap processors in Southern Oregon and California. As a result, the Company believes it is one of the largest customers of Union Pacific Corporation and the largest customer for northbound freight. The Company believes this position enables the Company to obtain favorable rates which permit Steel Operations to compete with mills that are closer to California markets.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)


Competition. Steel Operations competes predominantly with the following Western U.S. steel producers for sales of rebar and merchant bar: Birmingham Steel Corporation in Seattle, Washington; NUCOR Corporation in Plymouth, Utah; Tamco in Los Angeles, California; North Star Steel Company in Kingman, Arizona; and Chaparral Steel Company in Midlothian, Texas. Steel Operations also competes for sales of wire rod with the aforementioned North Star Steel Company mini-mill and an Oregon Steel Mill, Inc. plant located in Pueblo, Colorado, along with other domestic and foreign producers. Other domestic mills generally do not compete in the Company's market area because of transportation costs. The principal competitive factors in Steel Operations' market are price (including freight cost), availability, quality and service. Certain of Steel Operations' competitors have substantially greater financial resources than the Company. U.S. steel manufacturers have historically faced competition from foreign steel producers. The Company experienced some competition from Mexican steel mills in the Southern California market during fiscal 1996 and 1997. While the Company has experienced little foreign competition in recent years, there are indications that imported steel may have an adverse effect on the steel market in the near future.

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


Environmental Matters
---------------------

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

MMI

During 1994, in conjunction with the Company's due diligence investigation of MMI, a third-party consultant was hired to estimate the cost to cure both current and future environmental liabilities. Based on the consultant's report, MMI recorded in 1994 a reserve for the estimated cost to cure environmental liabilities. This reserve was carried over to the Company's financial statements and at August 31, 1998 aggregated $20.2 million.

General Metals of Tacoma (GMT), MMI's subsidiary, owns and operates a scrap facility located on the Hylebos Waterway, a part of Commencement Bay, which is the subject of an ongoing environmental investigation and remediation project by the U.S. Environmental Protection Agency (EPA) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). GMT and well over 60 other parties were named potentially responsible parties (PRP's) for the investigation and cleanup of contaminated sediment along the Hylebos Waterway. GMT and five other PRP's voluntarily have entered into an Administrative Order on Consent with the EPA to fund a pre-remedial study of sediment contamination and remediation alternatives. GMT's share of the study, which is now expected to be completed in late 1999, is approximately $2 million. GMT may also be named in a claim for potential natural resource damages in Commencement Bay currently under assessment by certain government agencies and others acting as natural resource trustees.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)


In 1998, GMT entered into an Administrative Order on Consent with EPA pursuant to which GMT agreed to replace its bulkhead and wharf with a steel sheet pile/cement dock, including capping for inter-tidal sediments, to address potential concerns about contaminated sediments being addressed in the Hylebos Superfund matter.

In 1990, MMI entered into a Consent Decree with the Washington Department of Ecology which required MMI to pave the entire Tacoma scrap facility and install a stormwater collection and treatment system. The stormwater system has been installed and final paving was completed during fiscal 1996. On an ongoing basis, MMI is required to monitor the groundwater quarterly and maintain the paving.

MMI is also a named PRP at two third-party sites at which it allegedly disposed of transformers. At one site, MMI entered into a settlement under which it agreed to pay $825,000 towards remediation of the site. Remediation of the site has been performed and it is now subject to a five year monitoring program. The other site has not yet been subject to significant remedial investigation. MMI has been named as a PRP at several other sites for which it has reached de minimis settlements. In addition to the matters discussed above, the Company's environmental reserve includes amounts for potential future cleanup of other sites at which MMI has conducted business or has allegedly disposed of other materials.

Proler

In 1996, prior to the Company's acquisition of Proler, Proler recorded a liability for the probable costs to remediate its wholly owned properties based upon a consultant's estimates. The Company carried over the aggregate reserve to its financial statements upon acquiring Proler and $8.1 million remained outstanding on August 31, 1998. Also, Proler's joint ventures recorded additional liabilities of $4.1 million for the probable costs to remediate their properties based on the consultant's estimates.

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

Proler leased lands from Kennecott in Copperton, Utah between 1966 and 1992 for a detinning plant operation, which supplied iron precipitate to the mines. Environmental site clean-up activities in 1997 and to date during 1998 totaled $300,000 for Proler, with an estimated $200,000 of remaining cleanup to be done. The amount of remaining work and the parties responsible for such work to reach final closure on the site are currently in negotiation.

As part of the Proler acquisition, the Company became a fifty-percent owner of Hugo Neu-Proler Company (HNP). HNP has agreed, as part of its 1996 lease renewal with the Port of Los Angeles, to be responsible for a multi-year, phased remedial clean-up project involving certain environmental conditions on its scrap processing facility at its Terminal Island site in Los Angeles, California by the year 2001. Remediation will include limited excavation and treatment of contaminated soils, paving, installation of a stormwater management system, construction of a noise barrier and perimeter wall around the facility, and groundwater monitoring. The probable costs to remediate this property are included in the aforementioned reserve.

Additionally, other Proler joint venture sites with potential environmental clean-up issues have been identified. The estimated potential clean-up costs associated with these sites have also been included in the aforementioned reserve.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)


Scrap Operations

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

Steel Operations

The Company's steel mini-mill generates electric arc furnace (EAF) dust, which is classified as a hazardous waste by the EPA because of its zinc and lead content. Currently, a majority of the Company's EAF dust is shipped to a firm in the United States that applies a treatment which delists the EAF dust as hazardous so it can be disposed of as a non-hazardous, solid waste. The remaining volume of the Company's EAF dust is exported, pursuant to an annually renewable export license, to a secondary smelter in Mexico that recycles EAF dust to produce commercial grade zinc and lead.

Steel Operations' mini-mill operating permit under Title V of the Clean Air Act Amendment (CAA) of 1990, which governs certain air quality standards, was issued in 1998 and expires in April 2003. The mini-mill is currently authorized to melt up to 900,000 tons of scrap per year and produce finished steel products totaling 450,000 tons for Rolling Mill #1 and 525,000 tons for Rolling Mill #2.

As the mini-mill's production grows beyond current levels, Steel Operations anticipates that it will need to enhance its existing facilities to properly control increased emissions in order to remain in compliance with the operating permit. Steel Operations is currently evaluating alternative methods for controlling the growth in emissions. Any capital expenditures necessary to address this issue will not have a material adverse effect on Steel Operations.

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

The Company believes that it is in material compliance with currently applicable environmental regulations as discussed above and, except as discussed above, does not anticipate any substantial capital expenditures for new environmental control facilities during fiscal 1999 or 2000.

Employees
---------

As of August 31, 1998, the Company had 1,062 full-time employees, consisting of 417 employees at the Company's Scrap Operations, 572 employees at Steel Operations, and 73 corporate administrative employees. Of these employees, 682 are covered by collective bargaining agreements with twelve unions. Steel Operations' contract with the United Steelworkers of America covers 432 of these employees and expires on February 1, 2000. The Company believes that its labor relations generally are good.


ITEM 2. PROPERTIES

The Company's Portland Scrap Operations, Portland deep water terminal facilities, and the related buildings and improvements are located on an approximately 120-acre industrial site owned by Schnitzer Investment Corp.
(SIC), a related party, and leased to the Company under a long-term lease. See
Part III, Item 13 "Certain Relationships and Related Transactions." Approximately 17 acres are occupied by the deep water terminal facilities, and the balance is used by Scrap Operations.

The Sacramento scrap operations are located on a 7-acre site, most of which is leased from SIC under a long-term lease. See Part III, Item 13 "Certain Relationships and Related Transactions." The Pasco and Anchorage operations are located on sites leased from third parties.

The following scrap operations are all located on sites owned by the Company or subsidiaries:

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

The equipment and facilities on each of the foregoing sites are described in more detail in the descriptions of each of the Company's businesses. Due to rezoning, Steel Operations has chosen to close its Union City, California distribution center by April 1999. Should the Company determine that the operations performed at Union City are essential, it will contract with a third party warehouse to provide storage and fulfillment. The Company believes its present facilities are adequate for operating needs for the foreseeable future.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended August 31, 1998.


ITEM 4(a). EXECUTIVE OFFICERS OF THE REGISTRANT

Name                       Age                       Office
----                       ---                       ------

Leonard Schnitzer          73        Chairman of the Board and Chief Executive
                                     Officer

Robert W. Philip           51        President

Kenneth M. Novack          52        Executive Vice President

Gary Schnitzer             56        Executive Vice President - California Scrap
                                     Operations

Barry A. Rosen             53        Vice President - Finance and Treasurer

Kurt C. Zetzsche           59        President of Steel Operations

Edgar C. Shanks            50        Vice President - Taxation

James W. Cruckshank        43        Controller and Assistant Treasurer

Dori Schnitzer             44        Secretary


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

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)


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

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K



                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Class A Common Stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol SCHN. The approximate number of shareholders of record on September 30, 1998 was 100. The stock has been trading since November 16, 1993. The following table sets forth the high and low prices reported at the close of trading on the Nasdaq Stock Market and the dividends paid per share for the periods indicated.


===============================================================================
                                             Fiscal Year 1998
                           ----------------------------------------------------
                                                                      DIVIDENDS
                                 HIGH PRICE         LOW PRICE         PER SHARE
-------------------------  ----------------  ----------------  ----------------
First Quarter                        $37.63            $27.38              $.05
-------------------------  ----------------  ----------------  ----------------
Second Quarter                        30.00             22.63               .05
-------------------------  ----------------  ----------------  ----------------
Third Quarter                         27.13             24.06               .05
-------------------------  ----------------  ----------------  ----------------
Fourth Quarter                        26.25             15.00               .05
===============================================================================


===============================================================================
                                             Fiscal Year 1997
                           ----------------------------------------------------
                                                                      DIVIDENDS
                                 HIGH PRICE         LOW PRICE         PER SHARE
-------------------------  ----------------  ----------------  ----------------
First Quarter                        $29.25            $24.75              $.05
-------------------------  ----------------  ----------------  ----------------
Second Quarter                        29.25             25.25               .05
-------------------------  ----------------  ----------------  ----------------
Third Quarter                         31.00             22.25               .05
-------------------------  ----------------  ----------------  ----------------
Fourth Quarter                        34.00             25.00               .05
===============================================================================

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART II (CONTINUED)


ITEM 6. SELECTED FINANCIAL DATA

                                                                          Year Ended August 31,
                                                     1998            1997(1)         1996            1995(2)         1994
                                                 --------        --------        --------        --------        --------
                                                         (In millions, except per share, per ton and shipment data)
INCOME STATEMENT DATA:
    Revenues                                     $  353.1        $  361.7        $  339.3        $  330.7        $  261.7
    Cost of goods sold and other
       operating expenses                           311.2           314.8           290.8           284.5           234.3
    Selling and administrative                       22.5            21.2            18.9            16.2            13.2
    Income from joint ventures                        4.1             6.9             3.3             2.5             2.4
                                                 --------        --------        --------        --------        --------
    Income from operations                           23.5            32.6            32.9            32.5            16.6
    Interest expense                                 (6.8)           (5.0)           (3.8)           (2.4)           (1.0)
    Other income (expense)                           (1.5)            4.6             1.7             3.9             0.9
                                                 --------        --------        --------        --------        --------
    Income before income taxes                       15.2            32.2            30.8            34.0            16.5
    Income tax provision                             (5.8)          (11.0)          (10.0)          (11.8)           (5.8)
                                                 --------        --------        --------        --------        --------
    Net income                                   $    9.4        $   21.2        $   20.8        $   22.2        $   10.7
                                                 ========        ========        ========        ========        ========

    Basic earnings per share                     $   0.94        $   2.06        $   2.25        $   2.83        $   1.47
                                                 ========        ========        ========        ========        ========
    Diluted Earnings  per share                  $   0.93        $   2.05        $   2.24        $   2.82        $   1.47
                                                 ========        ========        ========        ========        ========

    Dividends per common share                   $   0.20        $   0.20        $   0.20        $   0.20        $   0.15
                                                 ========        ========        ========        ========        ========

OTHER DATA:
    Shipments (in thousands of tons)(3):
       Ferrous scrap                                1,435           1,518           1,479           1,254             991
       Finished steel products(4)                     553             546             476             398             470
    Average selling price per ton:
       Ferrous scrap                             $    122        $    127        $    146        $    154        $    148
       Finished steel products(4)                     339             334             336             342             310

    Depreciation and amortization                $   18.7        $   18.3        $   14.0        $   11.6        $    9.3
    Capital expenditures                             14.2            15.5            44.6            31.1            21.1


                                                                           Year Ended August 31,
                                                     1998            1997            1996            1995            1994
                                                 --------        --------        --------        --------        --------
                                                                              (In millions)
BALANCE SHEET DATA:
    Working capital                              $  111.1        $  104.9        $   92.4        $   56.8        $   48.2
    Total assets                                    471.3           428.0           337.5           280.3           164.1
    Short-term debt                                   0.2             0.4             0.2             0.2             1.9
    Long-term debt                                  140.2            92.9            44.5            64.7             2.8
    Shareholders' equity                            241.4           239.1           223.8           136.0           115.3


(1) Includes the results of operations of Proler from November 29, 1996 through August 31, 1997. See Note 12 to the Consolidated Financial Statements.

(2) Includes the results of operations of MMI from March 17, 1995, the date of acquisition, through August 31, 1995.

(3) Tons for ferrous scrap are long tons (2,240 pounds) and for finished steel products are short tons (2,000 pounds).

(4) Does not include billet sales of $4.0 million in 1998, $1.3 million in 1997, $5.2 million in 1995 and $9.0 million in 1994.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART II (CONTINUED)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The results of operations of the Company depend in large part upon demand and prices for scrap metals in world markets and steel products on the U.S. West Coast. Increasing steel demand and prices have led to improved profitability during the period of fiscal 1995 through fiscal 1997. Primarily due to the Asian financial crisis, fiscal 1998 results for Scrap Operations were negatively impacted.

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

                                                                          Revenues
                                                                    Year Ended August 31,
                                                  -------------------------------------------------------
                                                                       (In millions)
                                                     1998        1997 (1)    1996        1995 (2)    1994
                                                  -------     -------     -------     -------     -------
Scrap Operations:
    Ferrous                                       $ 175.3     $ 192.2     $ 215.9     $ 205.8     $ 146.4
    Nonferrous (3)                                   27.3        27.7        10.7        32.2        11.4
    Other                                            15.3        16.5         6.8         6.1         4.0
                                                  -------     -------     -------     -------     -------
    Scrap Total                                     217.9       236.4       233.4       244.1       161.8
    Sales to Steel Operations (4)                   (56.2)      (58.4)      (54.1)      (54.9)      (54.7)
                                                  -------     -------     -------     -------     -------
    Sales to Unaffiliated Customers                 161.7       178.0       179.3       189.2       107.1

Steel Operations                                    191.4       183.7       160.0       141.5       154.6
                                                  -------     -------     -------     -------     -------
    Total                                         $ 353.1     $ 361.7     $ 339.3     $ 330.7     $ 261.7
                                                  =======     =======     =======     =======     =======

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART II (CONTINUED)


                                                                   Income from Operations
                                                                    Year Ended August 31,
                                                  -------------------------------------------------------
                                                                       (In millions)
                                                     1998        1997 (1)    1996        1995 (2)    1994
                                                  -------     -------     -------     -------     -------
Scrap Operations                                  $  16.5     $  27.4     $  29.6     $  26.3     $  12.3
Steel Operations                                      9.8         5.5         6.3         9.3         6.5
Joint Ventures                                        4.1         6.9         3.3         2.5         2.4
Corporate Expense and Eliminations (5)               (6.9)       (7.2)       (6.3)       (5.6)       (4.6)
                                                  -------     -------     -------     -------     -------
    Income  from Operations                       $  23.5     $  32.6     $  32.9     $  32.5     $  16.6
                                                  =======     =======     =======     =======     =======


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


Fiscal 1998 Compared to Fiscal 1997

Revenues for Scrap Operations decreased, while revenues for Steel Operations increased, resulting in a net decrease in the Company's revenues of $8.6 million to $353.1 million for fiscal 1998 compared to $361.7 million for fiscal 1997. The Company achieved record shipments of finished steel products and produced record tons of billets in fiscal 1998.

Scrap Operations generated revenues of $217.9 million, before intercompany eliminations, compared with $236.4 million in fiscal 1997, representing a decrease of $18.5 million (8%). Ferrous revenues decreased $17.0 million (9%) as the result of a 5% decrease in ferrous tons shipped at lower average selling prices. Sales to the Company's Steel Operations were down slightly. Scrap Operations made 25 ferrous scrap export shipments totaling 720,000 tons in fiscal 1998, compared with 30 shipments totaling 853,000 tons in fiscal 1997, while domestic third-party tonnage increased 37% to 235,000 tons. The average selling price for ferrous scrap declined $5 per ton to $122 with the largest decline occurring in export prices during the second half of 1998.

Steel Operations' revenues increased $7.7 million (4%) to $191.4 million. Higher volumes sold, coupled with an increase in selling prices, contributed to the increase. Average steel selling prices increased $5 per ton to $339, while finished steel tons shipped increased 6,600 tons to 553,000 tons. During fiscal 1998, the Company also sold 16,900 tons of billets, compared with 5,600 tons during 1997.

Cost of Goods Sold. Overall, cost of goods sold decreased $3.6 million (1%) to $311.2 million and increased as a percentage of revenue from 87% in fiscal 1997 to 88% in fiscal 1998. Gross profit decreased $5.1 million (11%) to $41.9 million.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART II (CONTINUED)


Scrap Operations' cost of goods sold decreased $8.8 million (4%) to $189.1 million as the result of a 5% decrease in ferrous tonnage shipped. Cost of sales per ferrous ton shipped remained unchanged from 1997 to 1998. The average selling price of ferrous scrap also declined, resulting in a decrease in Scrap Operations' gross profit of $9.6 million.

Cost of goods sold for Steel Operations increased $2.7 million (2%) to $178.1 million as the result of increased tonnage shipped. Cost of sales per ton decreased $4 as the result of lower scrap prices and increased plant efficiencies. This decrease, coupled with a $5 per ton increase in the average selling price for finished steel and a 1% increase in tonnage shipped, resulted in a $4.8 million (58%) increase in overall gross profit and a 53% increase in gross profit per ton for finished steel.

Selling and Administrative Expenses. Selling and administrative expenses increased $1.3 million (6%) in fiscal 1998 compared to fiscal 1997 primarily as the result of overhead added due to the Proler acquisition in November 1996.

Income from Joint Ventures. The Company's joint ventures generated $408.6 million of revenues for fiscal 1998 compared with $352.5 million for fiscal 1997. The Joint Ventures in the Scrap Processing Business shipped 2.2 million tons and 2.5 million tons for the same periods, respectively. This decrease was primarily a result of the Asian financial crisis. Income from joint ventures for fiscal 1998 decreased $2.8 million to $4.1 million compared with fiscal 1997. This decrease resulted from operating losses due to the Asian financial crisis as well as a $.4 million charge to income for closure of redundant plant facilities and a $3.1 million charge to state inventory at the lower of cost or market. This was offset by a $2.0 million favorable inventory adjustment recorded as a result of physical inventories. The tons shipped for fiscal 1997 in the discussion above include activity which occurred prior to the Company's acquisition of Proler.

Interest Expense. Interest expense for fiscal 1998 increased $1.8 million because of additional debt required to support joint venture operations and capital expenditures. Average borrowings for fiscal 1998 were $97.6 million compared with $96.1 million for 1997. The average interest rate for fiscal 1998 was 5.8% compared with 5.7% for fiscal 1997.

Gain (Loss) on Sale of Fixed Assets. Results for fiscal 1998 include a $2.2 million charge to reflect the estimated loss which the Company expects to realize upon the sale of its Tacoma shredders, which are being replaced with a state-of-the-art automobile shredder.

Other Income. Other Income decreased $3.6 million during the year ended August 31, 1998 compared with the prior year. Fiscal 1997 included a $3 million gain on settlement of an interest rate agreement which it had entered into for the sole purpose of locking in the interest rate on a planned private placement of debt, which the Company subsequently decided against pursuing.

Income tax provision. The effective tax rate for fiscal 1998 increased to 38% from 34% in fiscal 1997 as a result of lower benefits from the Company's foreign sales corporation and a reduced benefit from state tax credits.


Fiscal 1997 Compared to Fiscal 1996

Revenues for both scrap and steel increased, resulting in an overall increase in the Company's revenues of $22.4 million to $361.7 million for fiscal 1997 compared with fiscal 1996. The Company achieved record shipments of both scrap and finished steel products in fiscal 1997, compared to previous years.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART II (CONTINUED)


Scrap Operations generated revenues of $236.4 million, before intercompany eliminations, during fiscal 1997 compared with $233.4 million in fiscal 1996, representing an increase of $3.0 million (1%). Ferrous revenues declined, however, despite a 39,000 ton (3%) increase in shipments, due to softer selling prices for scrap. Sales to the Company's Steel Operations increased by 43,000 tons (10%) to 494,000 tons. Although the total number of scrap export shipments were the same as the prior year, foreign scrap tonnage declined slightly, while domestic third party sales tonnage remained relatively the same as the prior year. Average ferrous scrap revenues per ton for the first three quarters of fiscal 1997 were lower than for the same period in the prior year, resulting in a lower average selling price for the year of $127 per ton compared with $146 for fiscal 1996. The Company believes that, due to a temporary build-up in scrap inventories by scrap processors and steel mills caused by a slackening in demand, the average prices for ferrous scrap on the world market declined during this period. The average selling price during the fourth quarter of fiscal 1997 was higher than for the same period in the prior year. The increase in other sales reflects the acquisition of Proler in November 1996.

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

Cost of Goods Sold. Overall, cost of goods sold increased $24.0 million (8%) to $314.8 million and increased as a percentage of revenues from 86% in fiscal 1996 to 87% in fiscal 1997. Gross profit declined $1.7 million (3%) to $46.9 million.

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

Cost of goods sold for Steel Operations increased $24.4 million (16%) to $175.4 million due predominantly to higher tonnage sales. Cost of goods sold as a percentage of revenues increased from 94% to 95% due to the decline in the average selling price. The Company recognized higher depreciation expense in fiscal 1997 compared with fiscal 1996, due to the addition of its new rod mill in February 1996 and rod block in February 1997, increasing cost of goods sold per ton. However, production efficiencies and, in some cases, lower production costs positively impacted cost of goods sold. As a result, the average cost of sales per ton of finished steel products remained virtually unchanged. Steel Operations' gross profit declined $.7 million because of the lower average selling prices, partially offset by the increase in finished steel shipments.

Selling and Administrative Expenses. Selling and administrative expenses increased $2.3 million (12%) in fiscal 1997 compared with fiscal 1996 predominantly as a result of increases to accommodate corporate growth and the Proler acquisition.

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

Other Income. Other income increased $2.9 million during the year ended August 31, 1997 compared with the prior fiscal year. During fiscal 1997, the Company recognized a gain of approximately $3 million upon settlement of an interest rate agreement. The Company initially entered into the agreement for the sole purpose of locking in the interest rate on a planned private placement of debt, which the Company subsequently decided against pursuing. The Company has not and does not intend to enter into speculative hedge arrangements.


Year 2000. The following discussion is provided in response to the Securities and Exchange Commission's Interpretation of Disclosure of Year 2000 Issues and Consequences by Public Companies, Investment Advisors, Investment Companies, and Municipal Securities Issuers.

In response to Year 2000 compliance issues, the Company has developed a systematic approach that consists of the following three phases: (1) identification and assessment to identify potential Year 2000 issues, (2) modification or replacement of equipment and software, (3) final testing to ensure that all systems are Year 2000 compliant after modifications are installed.

The Company has divided its Year 2000 issues into the following categories: (a) physical hardware and related operating systems at the Corporate Data Processing Facility, (b) business and financial reporting systems at all locations, (c) personal computers and peripheral equipment at all locations, (d) facility and support systems (including communication devices and safety systems) at all locations, (e) manufacturing systems at Cascade Steel Rolling Mills.

The Company has completed the identification and assessment phase for the Corporate Data Processing Facility, the business and financial reporting systems at all locations, the personal computers and peripheral equipment at all locations, and the facility and support systems at a majority of its locations.

The Company currently expects that all Phase 1 activities will be complete by March 1, 1999.

The Company has completed the modification of equipment at the Corporate Data Processing Facility, the business and financial reporting systems at all locations, personal computers at all locations, and expects the remainder of Phase 2 activities to be complete no later than May 31, 1999, except for Steel Operations which is expected to be complete no later than November 30, 1999.

The Company expects to complete Phase 3 activities by no later than May 31, 1999, except for Steel Operations which is expected to be complete no later than November 30, 1999.

Management estimates that the costs for correction of the Year 2000 issues, including any software and hardware upgrades (but excluding replacements that would have occurred even without the Year 2000 issue), and the cost of personnel allocated to this project should not exceed $1,000,000, of which $500,000 is expected to be capital expenditures. Approximately $100,000 has been spent to date. The year 2000 upgrades are being funded through normal operating funds and are expected to account for less than 5% of the Company's Information Technology, maintenance and manufacturing capital budgets. There can be no assurance that the costs and timeframes above will not change as the Company continues its assessments.

The Year 2000 project is a priority project for the Company's IT and Engineering departments. No significant IT or engineering projects are being deferred as a result of the Company's Year 2000 efforts.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART II (CONTINUED)


The Company is also in the process of assessing the Year 2000 readiness of its "key" vendors using questionnaires and letters. In the event a critical vendor is found to be non-compliant, the Company will develop contingency plans to address the issue.

As the Company is not dependent on any significant customer, and given the nature of the scrap business, no Year 2000 assessment of customers is anticipated.

At the present time, the Company has not expended the resources to develop a contingency plan with respect to year 2000 compliance as the Company believes it will be Year 2000 ready.


Liquidity and Capital Resources

For the year ended August 31, 1998, cash generated by operations was $13.3 million compared to $23.1 million for the same period last year. The decrease in cash generated this year is predominantly due to a decrease in net income and an increase in inventories, off-set by a decrease in accounts receivable.

Capital expenditures and payments for purchase of interest in joint ventures totaled $31.3 million, $58.5 million and $44.6 million for fiscal years 1998, 1997, and 1996, respectively. Expenditures for fiscal 1997 included the acquisition of Proler for $42.5 million and remaining payments for the new wire rod block completed in February 1997. During fiscal 1996, the Company incurred significant capital outlays related to construction of a new rod and bar mill which was placed into service in February 1996. The Company expects to spend approximately $18 million on capital improvements during fiscal 1999.

As part of its acquisitions of Proler and MMI, the Company assumed environmental liabilities aggregating $28.3 million as of August 31, 1998. The Company expects to require significant future cash outlays as it incurs the actual costs relating to the remediation of such environmental liabilities.

In June 1997, the company completed a renegotiation of its unsecured revolving credit agreement whereby it increased the facility to $200 million and extended the maturity of the facility to June 2002. During fiscal 1998, the maturity of the facility was extended to June 2003. As of August 31, 1998, the Company also had additional lines of credit available of $75 million, $55 million of which was uncommitted. In the aggregate, the Company had borrowings outstanding under these lines of $130.1 million. The increase in borrowings outstanding under the lines since August 31, 1997 is predominantly due to additional borrowings to support joint venture operations and capital expenditures.

Pursuant to a stock repurchase program announced by the Company in May 1994 and amended in April 1998, the Company is authorized to repurchase up to 1.6 million shares of its stock when the market price of the Company's stock is not reflective of management's opinion of an appropriate valuation of the stock. Management believes that repurchasing shares under these conditions enhances shareholder value. As of August 31, 1998, a total of 448,300 shares had been purchased under this program. During fiscal 1998, the Company repurchased 196,000 shares of its stock for a total of $5.1 million.

The Company believes that the current cash balance, internally generated funds and existing credit facilities will provide adequate financing for capital expenditures, working capital, joint ventures, stock repurchases and debt service requirements for the next year. In the longer term, the company may seek to finance business expansion with additional borrowing arrangements or additional equity financing.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART II (CONTINUED)


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

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART II (CONTINUED)


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     Index to Consolidated Financial Statements and Schedule

                                                                            Page

     Report of Independent Accountants........................................29

     Consolidated Balance Sheet - August 31, 1998 and 1997....................30

     Consolidated Statement of Operations - Years ended
         August 31, 1998, 1997, and 1996......................................31

     Consolidated Statement of Shareholders' Equity - Years ended
         August 31, 1998, 1997, and 1996......................................32

     Consolidated Statement of Cash Flows - Years ended
         August 31, 1998, 1997, and 1996......................................33

     Notes to Consolidated Financial Statements...............................34


     All other schedules and exhibits are omitted, as the information is not applicable or is not required.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Schnitzer Steel Industries, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Schnitzer Steel Industries, Inc. and its subsidiaries at August 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP
Portland, Oregon
October 6, 1998

                        SCHNITZER STEEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except per share amounts)


                                                                                   August 31,
                                                                          ----------------------------
                                                                                 1998             1997
                                                                          -----------      -----------
                                     ASSETS
CURRENT ASSETS:
     Cash                                                                 $     3,800      $     3,106
     Accounts receivable, less allowance for
        doubtful accounts of $645 and $524                                     26,161           31,010
     Accounts receivable from related parties                                   3,428            1,215
     Inventories (Note 2)                                                     103,136           95,154
     Deferred income taxes (Note 6)                                             5,723           10,737
     Prepaid expenses and other                                                 8,020            3,168
                                                                          -----------      -----------
            TOTAL CURRENT ASSETS                                              150,268          144,390
                                                                          -----------      -----------

NET PROPERTY, PLANT & EQUIPMENT (Note 3)                                      142,582          151,136
                                                                          -----------      -----------

OTHER ASSETS:
     Investment in joint venture partnerships (Note 11)                       103,494           91,979
     Advances to (from) joint venture partnerships (Note 11)                   23,957          (10,229)
     Goodwill                                                                  41,017           42,230
     Intangibles and other                                                     10,022            8,480
                                                                          -----------      -----------

                                                                          $   471,340      $   427,986
                                                                          ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt (Note 4)                           $       168      $       361
     Accounts payable                                                          19,056           19,456
     Accrued payroll liabilities                                                5,603            5,158
     Current portion of environmental liabilities (Note 5)                      5,552            5,787
     Other accrued liabilities                                                  8,781            8,730
                                                                          -----------      -----------
             TOTAL CURRENT LIABILITIES                                         39,160           39,492
                                                                          -----------      -----------

DEFERRED INCOME TAXES (Note 6)                                                 24,619           28,409
                                                                          -----------      -----------

LONG-TERM DEBT LESS CURRENT PORTION (Note 4)                                  140,236           92,881
                                                                          -----------      -----------

ENVIRONMENTAL LIABILITIES,
     NET OF CURRENT PORTION (Note 5)                                           22,749           24,530
                                                                          -----------      -----------

OTHER LONG-TERM LIABILITIES (Note 8)                                            3,140            3,613
                                                                          -----------      -----------

COMMITMENTS AND CONTINGENCIES (Notes 5 and 7)

SHAREHOLDERS' EQUITY:
     Preferred stock--20,000 shares authorized, none issued
     Class A common stock--75,000 shares $1 par value
         authorized, 5,555 and 5,737 shares issued and outstanding              5,555            5,737
     Class B common stock--25,000 shares $1 par value
         authorized, 4,431 and 4,445 shares issued and outstanding              4,431            4,445
     Additional paid-in capital                                               105,124          109,994
     Retained earnings                                                        126,326          118,885
                                                                          -----------      -----------
                                                                              241,436          239,061
                                                                          -----------      -----------

                                                                          $   471,340      $   427,986
                                                                          ===========      ===========


         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                      Year Ended August 31,
                                                     -----------------------------------------------------
                                                           1998                   1997                1996
                                                     -------------       -------------       -------------
REVENUES                                             $     353,093       $     361,753       $     339,352
                                                     -------------       -------------       -------------

COSTS AND EXPENSES:
      Cost of goods sold and
             other operating expenses                      311,185             314,785             290,841
      Selling and administrative                            22,538              21,238              18,860
                                                     -------------       -------------       -------------

                                                           333,723             336,023             309,701
                                                     -------------       -------------       -------------

INCOME FROM JOINT VENTURES (Note 11)                         4,115               6,876               3,291
                                                     -------------       -------------       -------------

INCOME FROM OPERATIONS                                      23,485              32,606              32,942

OTHER INCOME (EXPENSE):
      Interest expense                                      (6,813)             (5,026)             (3,814)
      (Loss) gain on sale of assets                         (2,224)                203                 209
      Other income (Note 4)                                    791               4,388               1,452
                                                     -------------       -------------       -------------

                                                            (8,246)               (435)             (2,153)
                                                     -------------       -------------       -------------

INCOME BEFORE INCOME TAXES                                  15,239              32,171              30,789

Income tax provision (Note 6)                               (5,791)            (10,946)            (10,006)
                                                     -------------       -------------       -------------


NET INCOME                                           $       9,448       $      21,225       $      20,783
                                                     =============       =============       =============


BASIC EARNINGS PER SHARE                             $        0.94       $        2.06       $        2.25
                                                     =============       =============       =============

DILUTED EARNINGS PER SHARE                           $        0.93       $        2.05       $        2.24
                                                     =============       =============       =============


         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)


                                              Class A                Class B
                                            Common Stock           Common Stock         Additional
                                        --------------------   --------------------        Paid-in       Retained
                                          Shares      Amount     Shares      Amount        Capital       Earnings         Total
                                        --------  ----------   --------  ----------    -----------    -----------    ----------
BALANCE AT 8/31/95                         3,128  $    3,128      4,761  $    4,761    $    47,322    $    80,762    $  135,973

Class A common stock issued                2,500       2,500                                67,350                       69,850
Class B common stock converted
    to Class A common stock                  186         186       (186)       (186)
Class A common stock repurchased             (41)        (41)                                 (925)                        (966)
Net income                                                                                                 20,783        20,783
Dividends paid                                                                                             (1,827)       (1,827)
                                        --------  ----------   --------  ----------    -----------    -----------    ----------

BALANCE AT 8/31/96                         5,773  $    5,773      4,575  $    4,575    $   113,747    $    99,718    $  223,813

Class B common stock converted
    to Class A common stock                  130         130       (130)       (130)
Class A common stock repurchased            (166)       (166)                               (3,753)                      (3,919)
Net income                                                                                                 21,225        21,225
Dividends paid                                                                                             (2,058)       (2,058)
                                        --------  ----------   --------  ----------    -----------    -----------    ----------

BALANCE AT 8/31/97                         5,737  $    5,737      4,445  $    4,445    $   109,994    $   118,885    $  239,061

Class B common stock converted
    to Class A common stock                   14          14        (14)        (14)
Class A common stock repurchased            (196)       (196)                               (4,870)                      (5,066)
Net income                                                                                                  9,448         9,448
Dividends paid                                                                                             (2,007)       (2,007)
                                        --------  ----------   --------  ----------    -----------    -----------    ----------

BALANCE AT 8/31/98                         5,555  $    5,555      4,431  $    4,431    $   105,124    $   126,326    $  241,436
                                        ========  ==========   ========  ==========    ===========    ===========    ==========


         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)


                                                                           Year Ended August 31,
                                                           ----------------------------------------------------
                                                                   1998                1997                1996
                                                           ------------        ------------        ------------
OPERATIONS:
Net income                                                 $      9,448        $     21,225        $     20,783
Noncash items included in income:
     Depreciation and amortization                               18,714              18,265              13,994
     Deferred income taxes                                        1,224              (2,211)              3,517
     Equity in earnings of joint ventures                        (4,115)             (6,876)             (3,291)
     Loss (gain) on disposal of assets                            2,224                (180)               (209)
Cash provided (used) by assets and liabilities:
     Accounts receivable                                          2,636              (5,345)             (6,564)
     Inventories                                                 (7,982)             (2,267)            (18,893)
     Prepaid expenses and other                                  (4,852)              2,414              (2,299)
     Accounts payable                                              (400)             (3,929)             (2,719)
     Accrued payroll and other liabilities                          496               4,507              (4,031)
     Environmental liabilities                                   (2,016)             (2,420)
     Other assets and liabilities                                (2,030)                (49)             (6,127)
                                                           ------------        ------------        ------------

NET CASH PROVIDED (USED) BY OPERATIONS                           13,347              23,134              (5,839)
                                                           ------------        ------------        ------------

INVESTMENTS:
Payment for purchase of Proler (Note 12)                                            (42,456)
Capital expenditures                                            (14,205)            (15,486)            (44,589)
Advances (to) from joint ventures                               (34,198)             14,392                (324)
Investments in joint ventures                                   (17,104)               (550)
Distributions from joint ventures                                 9,679               1,442               2,370
Capitalization of losses on assets held for sale                                     (1,689)
Proceeds from sale of assets                                      3,086               4,887               1,839
                                                           ------------        ------------        ------------

NET CASH USED BY INVESTMENTS                                    (52,742)            (39,460)            (40,704)
                                                           ------------        ------------        ------------

FINANCING:
Proceeds from sale of Class A common stock                                                               69,850
Repurchase of Class A common stock                               (5,066)             (3,919)               (966)
Dividends declared and paid                                      (2,007)             (2,058)             (1,827)
Increase in long-term debt                                       47,500              48,600
Reduction in long-term debt                                        (338)            (25,087)            (20,216)
                                                           ------------        ------------        ------------

NET CASH PROVIDED BY FINANCING                                   40,089              17,536              46,841
                                                           ------------        ------------        ------------

NET INCREASE IN CASH                                                694               1,210                 298

CASH AT BEGINNING OF YEAR                                         3,106               1,896               1,598
                                                           ------------        ------------        ------------

CASH AT END OF YEAR                                        $      3,800        $      3,106        $      1,896
                                                           ============        ============        ============


         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


Note 1 - Nature of Business and Summary of Significant Accounting Policies:


Nature of Business

Schnitzer Steel Industries, Inc. (the Company) operates a scrap metal processing and recycling business and a mini-mill steel production business in Alaska, Washington, Oregon and California. Additionally, through joint ventures, the Company participates in the management of additional scrap collection and processing facilities in Arizona, California, Connecticut, Idaho, Maine, Massachusetts, Nevada, New Hampshire, New Jersey, New York, and Rhode Island.


Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company, through subsidiaries, holds a 50% interest in ten joint ventures operating in the Western and Eastern United States and a 30% interest in one joint venture in Rhode Island, which are accounted for using the equity method. All intercompany transactions and balances have been eliminated.

Inventories
Inventories are stated at the lower of cost or market. Cost is determined using LIFO (last-in, first-out) and average cost methods.

Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Major renewals and improvements are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred.

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

Goodwill
Goodwill is being amortized on a straight-line basis over 40 years. At August 31, 1998 and 1997, accumulated amortization aggregated $4,943 and $3,670, respectively. Goodwill is periodically reviewed by the Company for impairments where the fair value may be less than the carrying value.

Common Stock Voting Rights

Each share of Class A common stock is entitled to one vote and each share of Class B common stock is entitled to ten votes.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


Note 1 - Nature of Business and Summary of Significant Accounting Policies (Continued):

Earnings Per Share
The Company has adopted SFAS No. 128 "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). SFAS 128 replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS is computed based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following represents a reconciliation from basic EPS to diluted EPS.

                                                   Twelve Months ended August 31, 1998
                                               --------------------------------------------
                                                Income            Shares          Per-share
                                              (Numerator)     (Denominator)          Amount
                                               ---------       -----------       ----------
          Basic EPS                            $   9,448            10,048       $     0.94
          Options                                                       69       ==========
                                               ---------         ---------
          Diluted EPS                          $   9,448            10,117       $     0.93
                                               =========         =========       ==========


                                                   Twelve Months ended August 31, 1997
                                               --------------------------------------------
                                                Income            Shares          Per-share
                                              (Numerator)     (Denominator)          Amount
                                               ---------       -----------       ----------
          Basic EPS                            $  21,225            10,305       $     2.06
          Options                                                       72       ==========
                                               ---------         ---------
          Diluted EPS                          $  21,225            10,377       $     2.05
                                               =========         =========       ==========


                                                   Twelve Months ended August 31, 1996
                                               --------------------------------------------
                                                Income            Shares          Per-share
                                              (Numerator)     (Denominator)          Amount
                                               ---------       -----------       ----------
          Basic EPS                            $  20,783             9,238       $     2.25
          Options                                                       58       ==========
                                               ---------         ---------
          Diluted EPS                          $  20,783             9,296       $     2.24
                                               =========         =========       ==========

Options with an exercise price greater than the average market price were not included in the computation of diluted earnings per share. These options totaled 98 in 1998.

Interest and Income Taxes Paid
The Company paid $6,535, $5,093 and $5,016 in interest during fiscal years 1998, 1997 and 1996, respectively. For the same periods, the Company paid $7,440, $7,283 and $10,703 in income taxes.

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

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


Use of Estimates in Financial Statement Preparation
The preparation of financial statements in accordance with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

Reclassifications
Certain reclassifications of prior year balances have been made for consistent presentation with the current year.


Note 2 - Inventories:

Inventories consist of the following:

                                                            August 31,
                                                   ----------------------------
                                                         1998              1997
                                                   ----------        ----------
          Scrap metals                             $   28,952        $   26,897
          Work in process                              13,192            24,358
          Finished goods                               44,276            28,109
          Supplies                                     16,716            15,790
                                                   ----------        ----------
                                                   $  103,136        $   95,154
                                                   ==========        ==========


Scrap metal inventories are valued at LIFO; the remainder are at average cost. The cost of scrap metal inventories exceeded the stated LIFO value by $5,811 and $8,039 at August 31, 1998 and 1997, respectively.

The production and accounting process utilized by the Company to record scrap inventory quantities relies on significant estimates which can be affected by weight imprecisions, moisture and other factors.


Note 3 - Property, Plant and Equipment:

Property, plant and equipment consist of the following:

                                                            August 31,
                                                   ----------------------------
                                                         1998              1997
                                                   ----------        ----------
          Land and improvements                    $   33,034        $   32,580
          Buildings and leasehold improvements         15,835            15,757
          Machinery and equipment                     216,649           212,380
          Construction in progress                      3,918             4,846
                                                   ----------        ----------
                                                      269,436           265,563

          Less accumulated depreciation              (126,854)         (114,427)
                                                   ----------        ----------

                                                   $  142,582        $  151,136
                                                   ==========        ==========


Capitalized interest costs associated with construction were $292 in fiscal year 1997.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


Note 4 - Long-Term Debt:

Long-term debt consists of the following:

                                                                                       August 31,
                                                                              ----------------------------
                                                                                    1998              1997
                                                                              ----------        ----------
Bank unsecured revolving credit facility, $200,000 maximum                    $  130,100        $   82,600

Tax-exempt economic development revenue bonds due
January 2022, interest payable monthy at variable rate
(3.5% at August 31, 1998), secured by a letter of credit                           7,700             7,700

State of Oregon loan for energy conservation equipment,
secured by equipment, 7.89% fixed-rate interest, principal
and interest installments payable monthly through June 2011                        2,096             2,188

Other                                                                                508               754
                                                                              ----------        ----------

Total long-term debt                                                             140,404            93,242

Less portion due within one year                                                     168               361
                                                                              ----------        ----------

Long-term debt less current portion                                           $  140,236        $   92,881
                                                                              ==========        ==========


At August 31, 1998, the Company had a $200,000 unsecured revolving credit facility with its banks. Individual advances outstanding under the line bear interest at floating rates. As of August 31, 1998, such rates averaged 5.8%. Interest is payable upon maturity of each advance under the line. The facility matures in June 2003, at which time all principal amounts outstanding are due.

In addition to the above facility, the Company has additional unsecured lines of credit totaling $75,000, of which $20,000 is committed.

The committed bank credit facilities and other borrowings contain financial covenants, including covenants related to net worth, interest coverage and leverage.

Payments on long-term debt during the next five fiscal years are as follows:

                    1999                   $       168
                    2000                           192
                    2001                           205
                    2002                           220
                    2003                       130,333
                    Thereafter                   9,286
                                           -----------
                                           $   140,404
                                           ===========

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


Note 4 - Long-Term Debt (Continued):

In February 1998, the Company entered into interest rate swap agreements with two of its banks for the purpose of managing its exposure to adverse movements in interest rates and fixing the cost of various debt instruments. The Company does not use financial instruments for trading purposes, and is not a party to leveraged derivatives. Pursuant to the swap agreements, the Company exchanged its floating rate interest obligations of $50,000 notional principal amount for a fixed interest obligation of 5.55% for three years. The differential paid or received on interest rate agreements is recognized as an adjustment to interest expense.

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

On June 15, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

Note 5 - Environmental Liabilities:

In conjunction with the due diligence proceedings for the Company's acquisition of Manufacturing Management, Inc. (MMI) in March 1995, an independent third-party consultant was hired to estimate the costs to cure both current and future potential environmental liabilities. The cumulative provision for the total costs specified in the consultant's report was included in MMI's statement of operations prior to its acquisition by the Company. This reserve was carried over to the Company's balance sheet and at August 31, 1998 aggregated $20.2 million.

General Metals of Tacoma (GMT), a subsidiary of MMI, owns and operates a scrap facility located on the Hylebos Waterway, a part of Commencement Bay, which is the subject of an ongoing environmental investigation and remediation project by the U.S. Environmental Protection Agency (EPA) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). GMT and well over 60 other parties were named potentially responsible parties (PRP) for the investigation and clean up of contaminated sediment along the Hylebos Waterway. GMT and five other PRPs voluntarily have entered into an Administrative Order on Consent with the EPA to fund a pre-remedial study of sediment contamination and remediation alternatives. GMT's share of the study, which is now expected to be completed in late 1999, is approximately $2 million. Any further potential liabilities, if any, cannot be estimated at this time.

In 1996, prior to the Company's acquisition of Proler (see Note 12), an independent third-party consultant was engaged to estimate the costs to cure present and future environmental liabilities related to Proler's wholly owned and joint venture properties. Proler recorded a liability of $8.6 million for the probable costs to remediate its wholly owned properties based upon the consultant's estimates, increasing its environmental reserve to $9.8 million. The Company carried over the aggregate reserve to its financial statements upon acquiring Proler and $8.1 million remained outstanding on August 31, 1998. Also, Proler's joint ventures recorded additional liabilities of $4.1 million for the probable costs to remediate their properties, based upon the consultant's estimates, in 1996 prior to the Company's acquisition of Proler.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


Note 5 - Environmental Liabilities (Continued):

Between 1982 and 1987, MRI Corporation (MRI), a wholly owned subsidiary of Proler, operated a tin can shredding and detinning facility in Tampa, Florida. In 1989 and 1992, the EPA conducted preliminary site investigations of this property and, in December 1996, added the site to the "National Priorities List". MRI and Proler, along with several other parties have been named as PRPs for the site by the EPA. Additionally, Proler and this subsidiary have been named or identified as PRPs at several other sites. Proler included the probable costs associated with this site in the aforementioned reserve.

As part of the Proler acquisition, the Company became a fifty-percent owner of Hugo Neu-Proler Company (HNP). HNP has agreed, as part of its 1996 lease renewal with the Port of Los Angeles, to be responsible for a multi-year, phased remedial clean-up project involving certain environmental conditions on its scrap processing facility at its Terminal Island site in Los Angeles, California by the year 2001. Remediation will include limited excavation and treatment of contaminated soils, paving, installation of a stormwater management system, construction of a noise barrier and perimeter wall around the facility, and groundwater monitoring. The probable costs to remediate this property are included in the aforementioned reserve.


Note 6 - Income Taxes:

The provision for income taxes is as follows:

                                                                 August 31,
                                               ---------------------------------------------
                                                     1998              1997             1996
                                               ----------        ----------        ---------
          Current:
               Federal                         $    3,075        $    5,361        $   7,235
               State                                  858               786              721
          Deferred:
               Federal                              1,633             4,199            1,678
               State                                  225               600              372
                                               ----------        ----------        ---------
                                               $    5,791        $   10,946        $  10,006
                                               ==========        ==========        =========

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


Note 6 - Income Taxes (Continued):

Deferred tax assets and liabilities are as follows:

                                                                                       August 31,
                                                                            -------------------------------
                                                                                  1998                 1997
                                                                            ----------            ---------
          AMT carryforward                                                  $    1,031
          Segment held for sale                                                   (853)           $   3,707
          Inventory valuation methods                                            2,810                3,380
          Employee benefit accruals                                              2,777                3,137
          State income tax and other                                               (42)                 513
                                                                            ----------            ---------
               Net current deferred tax assets                              $    5,723            $  10,737
                                                                            ==========            =========
          Accelerated depreciation
            and basis differences                                           $   36,688            $  40,798
          Environmental liabilities                                            (11,274)             (11,891)
          Net operating loss carryforwards                                     (10,856)             (10,856)
          Other                                                                   (795)                (498)
                                                                            ----------           ----------
                                                                                13,763               17,553
          Deferred tax asset valuation allowance                                10,856               10,856
                                                                            ----------           ----------

               Net non-current deferred tax liabilities                     $   24,619           $   28,409
                                                                            ==========           ==========

Upon the acquisition of Proler, the Company acquired net operating loss carryforwards of approximately $31,019 which expire in the years 2007 through 2012, and minimum tax credits carryforwards of $742, all of which arose in Proler's pre-acquisition years. Under federal income tax rules, utilization of the Company's acquired net operating loss carryforwards and acquired minimum tax credits from Proler is limited to future earnings of Proler and are further limited to approximately $2,395 per year. No benefit for the net operating loss carryforwards or the acquired minimum tax credits has been recognized in the financial statements.

The reasons for the difference between the effective income tax rate and the statutory federal income tax rate are as follows:

                                                                 August 31,
                                               ---------------------------------------------
                                                     1998              1997             1996
                                               ----------        ----------        ---------
          Federal statutory rate                      35%               35%              35%
          Foreign sales corporation                   (3)               (5)              (5)
          State taxes, net of credit                   5                 3                2
          Other                                        1                 1                1
                                               ----------        ----------        ---------

                                                      38%               34%              33%
                                               ==========        ==========        =========

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


Note 7 - Related Party Transactions:

Certain shareholders of the Company own significant interest in, or are related to owners of, the entities discussed below. As such, these entities are considered related parties for financial reporting purposes.

Transactions Affecting Cost of Goods Sold and Other Operating Expenses

The Company charters several vessels from related companies to transport scrap metal to foreign markets. Charges incurred for these charters were $6,726, $9,296 and $7,943 for 1998, 1997 and 1996, respectively. In 1993, the Company signed a five-year time-charter agreement for one vessel which expired in June 1998. The agreement guaranteed the ship owner a residual market value of $2,500 at the end of the time-charter. Upon expiration of the time charter, the Company paid the guaranteed residual and entered into an additional five year time charter. The Company has accounted for the transaction as a capital lease, as ownership of the vessel is transferred at expiration of the time-charter. The Company entered into two additional seven-year time charters in May 1995 for other vessels. In August 1996, these two time charters were re-negotiated due to the condition of the vessels and lower charter rates experienced in the shipping industry resulting in a $769 refund of time-charter expenses related to the first three fiscal quarters of 1996. This refund was recorded in the fourth quarter of 1996.

The Company purchased scrap metals from its joint venture operations totaling $15,825, $13,856 and $8,513 in 1998, 1997 and 1996, respectively.

The Company leases certain land and buildings from a related real estate company under operating leases. The following table summarizes the lease terms, annual rents and future minimum rents:

                                                                 Lease                Current
          Location:                                            Expirations          Annual Rent
          --------                                             -----------          -----------
          Scrap Operations:
            Portland facility and marine terminal                 2063                $1,056
            Sacramento facility                                   2003                    80
          Administrative offices                               2002 - 2006               254


                                                  Minimum        Sublease        Net Minimum
                                                    Rents          Income              Rents
                                                  -------        --------        -----------
          1999                                      1,390            (38)              1,352
          2000                                      1,390            (38)              1,352
          2001                                      1,390            (38)              1,352
          2002                                      1,313                              1,313
          2003                                      1,236                              1,236
          Thereafter                               63,811


The rent expense was $1,330, $1,351 and $1,274 for 1998, 1997 and 1996,
respectively.

The rents for Scrap Operations will be adjusted in 1999 based upon changes in the Consumer and the Producer Price Indices. Beginning in 2003 and every 15 years thereafter, the rent will be adjusted to then market rates.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


Note 7 - Related Party Transactions (Continued):

Transactions Affecting Selling and Administrative Expenses

The Company performs some administrative services and provides operation and maintenance of management information systems for certain related parties. These services are charged to the related parties based upon cost plus a 15% margin for overhead and profit. These administrative charges totaled $1,223, $1,046 and $816 in 1998, 1997 and 1996, respectively.

Transactions Affecting Other Income (Expense)

The vessels discussed above are periodically sub-chartered to third parties. In this case, a related shipping agency company acts as the Company's agent in the collection of income and payment of expenses related to sub-charter activities. For the years ended August 31, 1998 and 1997, charges incurred for these sub-charters aggregated $3,151 and $871, offset by income of $3,099 and $747, respectively. Charges incurred for these sub-charters totaled $3,135 in fiscal 1996, net of a $163 refund recorded in the fourth quarter, resulting from the re-negotiation of time-charter contracts previously discussed above. These charges were offset by income of $3,157.

Included in other assets are $3,340 and $1,180 notes receivable from joint venture partners at August 31, 1998 and 1997, respectively. Interest income from both these notes and advances to joint venture partnerships totaled $944, $580, and $309 for fiscal years 1998, 1997 and 1996, respectively.

In February 1996, the Company sold a parcel of land to a related real estate company. The Company received $585,000, recognizing no gain or loss on the transaction.

Transactions Affecting Property, Plant & Equipment

From time to time, the law firm of Ball Janik LLP, of which director Robert S. Ball is a partner, provides legal services to the Company. Mr. Ball is a director, significant shareholder and the secretary of Electrical Construction Company (ECC), an electrical contractor, which has provided electrical construction services on the Company's new rolling mill. The Company paid ECC $7,301 in 1996. No payments to ECC were made in fiscal 1997 and 1998.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


Note 8 - Employee Benefits:

In accordance with union agreements, the Company contributed to union pension plans $2,065, $2,164 and $1,782, in 1998, 1997 and 1996, respectively. These are multi-employer plans and, consequently, the Company is unable to determine its relative portion of or estimate its future liability under the plans.

The Company has several defined contribution plans covering nonunion employees. The pension cost related to these plans totaled $1,060, $1,028 and $1,268 for 1998, 1997 and 1996, respectively.

For some nonunion employees, the Company also maintains a defined benefit pension plan. The Company has funded the maximum contribution deductible for federal income tax purposes. The following table sets forth the change in benefit obligation, change in plan assets and funded status at August 31, 1998 and 1997 in accordance with SFAS 132.

                                                                           August 31,
                                                                     ---------------------
                                                                         1998         1997
                                                                     --------     --------
      Change in benefit obligation:
            Benefit obligation at beginning of year                  $  4,086     $  3,546
            Service cost                                                  634          529
            Interest cost                                                 307          258
            Actuarial loss                                                443           85
            Acquisition                                                                 (1)
            Benefits paid                                                (278)        (331)
                                                                     --------     --------
            Benefit obligation at end of year                        $  5,192     $  4,086
                                                                     ========     ========

       Change in plan assets:
            Fair value of plan assets at beginning of year           $  4,162     $  3,350
            Actual return on plan assets                                 (336)       1,143
            Employer contribution                                         331
            Benefits paid                                                (278)        (331)
                                                                     --------     --------
            Fair value of plan assets at end of year                 $  3,879     $  4,162
                                                                     ========     ========

       Funded status:
            Plan assets greater than or (less) than
                   benefit obligation                                $ (1,314)    $     76
            Unrecognized actuarial loss (gain)                            748         (395)
            Unrecognized prior service cost                                67           71
                                                                     --------     --------
            Accrued benefit cost                                     $   (499)    $   (248)
                                                                     ========     ========


Assumptions used each year in determining the defined benefit net pension cost are:

                                                                    August 31,
                                                  ---------------------------------------------
                                                        1998              1997             1996
                                                  ----------        ----------        ---------
       Weighted average discount rate                   7.0%              7.5%             7.5%
       Expected rate of investment return               9.0%              9.0%             9.0%
       Expected rate of compensation increase           4.0%              4.5%             4.5%

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


Note 8 - Employee Benefits (Continued):

                                                                              August 31,
                                                              -------------------------------------------
                                                                  1998              1997             1996
                                                              --------          --------          -------
       Components of net periodic pension benefit cost:
            Service cost                                         $ 634             $ 529            $ 367
            Interest cost                                          307               257              219
            Expected return on plan assets                        (363)             (299)            (248)
            Amortization of past service cost                        4                 4                4
            Recognized actuarial loss                                1
                                                              --------          --------          -------
            Net periodic pension benefit cost                    $ 583             $ 491            $ 342
                                                              ========          ========          =======


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

                                                                              August 31,
                                                              -------------------------------------------
                                                                  1998              1997             1996
                                                              --------          --------          -------
       Restricted trust fund                                   $   989           $   684          $   459
       Deferred compensation expense                               238               490              545
       Long-term pension liability                               1,195             1,343            1,249
       Pension cost                                                105               149              136


Note 9 - Stock Incentive Plan:

In September 1993, the Company adopted a Stock Incentive Plan for employees, consultants and directors of the Company. The plan covers 1,200,000 shares of Class A common stock. All options have a ten-year term and become exercisable for 20% of the shares covered by the option on each of the first five anniversaries of the grant.

The Company records stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related Interpretations. An alternative method of accounting exists under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) which requires the use of option valuation models. Under APB 25, because the exercise price of the Company's employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


Note 9 - Stock Incentive Plan (Continued):

Pro forma information for fiscal years 1998 and 1997 regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                              August 31,
                                                              -------------------------------------------
                                                                  1998              1997             1996
                                                              --------          --------          -------
       Risk-free interest rate                                   5.5%             6.6%             6.6%
       Dividend yield                                            .01%             .01%             .01%
       Weighted average expected life of options               7.5 Years        7.5 Years        7.5 Years
       Volatility                                                .42              .43              .46

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The effects on results of operations and earnings per share is not expected to be indicative of the effects on results of operations or earnings per share in future years. The Company's pro forma information follows:

                                                                              August 31,
                                                              -------------------------------------------
                                                                  1998              1997             1996
                                                              --------          --------          -------
       Pro forma net income                                    $ 8,975          $ 20,945         $ 20,736

       Pro forma earnings per share                            $  0.89          $   2.02         $   2.23


A summary of the Company's stock option activity and related information for the years ended August 31 is as follows:

                                                1998                    1997                    1996
                                        ---------------------   ---------------------   ---------------------
                                                     Weighted                Weighted                Weighted
                                                      Average                 Average                 Average
                                                     Exercise                Exercise                Exercise
                                          Options       Price     Options       Price     Options       Price
                                        ---------   ---------   ---------   ---------   ---------   ---------
Outstanding-beginning of year                 430    $  22.33         295    $  21.10         181    $  19.11
Options granted                                98    $  24.25         137    $  25.00         114    $  24.25
Options canceled                               (5)   $  24.55          (2)   $  24.25
                                        ---------               ---------               ---------
Outstanding - end of year                     523    $  22.67         430    $  22.33         295    $  21.10
                                        =========               =========               =========
Exercisable at end of year                    199    $  20.96         115    $  19.99          56    $  18.85
                                        =========               =========               =========
Weighted-average fair value of
options granted during year              $  13.33                $  14.11                $  14.37
                                        =========               =========               =========

Exercise prices for options outstanding as of August 31, 1998 ranged from $18 to $25. The weighted-average remaining contractual life of those options is 7.8 years.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


Note 10 - Segment Information:

The Company operates in two industry segments: scrap metal processing and recycling, and mini-mill steel production. The business segments operate in Alaska, Washington, Oregon, and California.

Intersegment sales, which are primarily from the Scrap Operations to the Steel Operations, are transferred at a negotiated market rate per ton and are eliminated in consolidation. Segment income from operations does not include general corporate expenses or income taxes.

The Scrap Operations segment sells to foreign customers, primarily in Asia, resulting in export sales of $109,646, $117,861 and $137,701 in 1998, 1997 and
1996, respectively. In 1996, sales to one customer accounted for 12% of consolidated revenues.

                                                                                   August 31,
                                                              ----------------------------------------------------
                                                                    1998                 1997                 1996
                                                              ----------           ----------           ----------
Net revenues:
     Scrap operations                                         $  217,915           $  236,392           $  233,484
     Steel operations                                            191,346              183,740              160,019
Intersegment sales                                               (56,168)             (58,379)             (54,151)
                                                              ----------           ----------           ----------
                                                              $  353,093           $  361,753           $  339,352
                                                              ==========           ==========           ==========

Income from operations:
     Scrap operations                                         $   16,473           $   27,399           $   29,587
     Steel operations                                              9,838                5,493                6,303
Income from joint ventures                                         4,115                6,876                3,291
     Corporate                                                    (6,941)              (7,162)              (6,239)
                                                              ----------           ----------           ----------
                                                              $   23,485           $   32,606           $   32,942
                                                              ==========           ==========           ==========

Total assets:
     Scrap operations                                         $  241,507           $  208,266           $  133,324
     Steel operations                                            184,916              194,649              191,823
     Corporate                                                    44,917               25,071               12,342
                                                              ----------           ----------           ----------
                                                              $  471,340           $  427,986           $  337,489
                                                              ==========           ==========           ==========

Depreciation and amortization expense:
     Scrap operations                                         $    8,190           $    7,573           $    6,891
     Steel operations                                             10,292               10,464                6,907
     Corporate                                                       232                  228                  196
                                                              ----------           ----------           ----------
                                                              $   18,714           $   18,265           $   13,994
                                                              ==========           ==========           ==========

Capital expenditures:
     Scrap operations                                         $   12,481           $    6,295           $    7,695
     Steel operations                                              1,517                8,834               36,323
     Corporate                                                       207                  357                  571
                                                              ----------           ----------           ----------
                                                              $   14,205           $   15,486           $   44,589
                                                              ==========           ==========           ==========

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


Note 11 - Summarized Financial Information of Joint Ventures:

A summary of combined operations of joint ventures in which the Company is a partner is as follows:

                                                             Year Ended August 31,
                                                       -------------------------------
                                                             1998                 1997
                                                       ----------           ----------
          Current assets                               $  145,958           $   78,711
          Noncurrent assets                               109,309               66,482
                                                       ----------           ----------
                                                       $  255,267           $  145,193
                                                       ==========           ==========


          Current liabilities                          $   69,998           $   39,231
          Noncurrent liabilities                           15,197                6,146
          Minority interest                                                      1,509
          Partners' equity                                170,072               98,307
                                                       ----------           ----------
                                                       $  255,267           $  145,193
                                                       ==========           ==========


                                                                                   August 31,
                                                              ----------------------------------------------------
                                                                    1998                 1997                 1996
                                                              ----------           ----------           ----------
          Revenues                                            $  408,557           $  352,515           $   43,883
                                                              ==========           ==========           ==========

          Income from operations                              $    6,309           $   14,399           $    7,691
                                                              ==========           ==========           ==========

          Net income before taxes                             $    8,080           $   14,156           $    6,636
                                                              ==========           ==========           ==========


The Company performs some administrative services and provides operation and maintenance of management information systems to some of these joint ventures. These administrative charges totaled $241, $214 and $184 in 1998, 1997 and 1996, respectively.

Advances from and to joint venture partnerships from the Company are included in noncurrent assets and liabilities above. Certain advances bear interest at the prime rate less one percent. Although these advances are collectible on demand, management does not intend to request payment in the foreseeable future.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


Note 12 - Acquisition of Proler International Corp.:

On November 29, 1996, PIC Acquisition Corp. (PIC), a wholly owned subsidiary of the Company, acquired 4,079,000 shares of common stock of Proler, representing approximately 86% of the outstanding shares of Proler, for $9 cash per share pursuant to a tender offer for all of the outstanding shares of common stock of Proler. Subsequent to November 30, 1996, PIC purchased an additional 342,600 shares, thereby increasing its ownership to approximately 94% of the outstanding Proler shares. On December 6, 1996, the Company completed the merger of PIC with Proler and, as a result, Proler became a wholly-owned subsidiary of the Company. As a result of the merger, all remaining outstanding shares of Proler common stock were converted into the right to receive the same $9 per share in cash paid in the tender offer. The Company borrowed funds to pay for the Proler shares under its existing credit facilities.

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

                                                         For the Year Ended
                                                             August 31,
                                                     ----------------------------
                                                           1997              1996
                                                     ----------        ----------
                                                           (in thousands)
          Revenues                                   $  364,899        $  353,096
                                                     ==========        ==========

          Net income                                 $   14,606        $   11,650
                                                     ==========        ==========

          Diluted earnings per share                 $     1.41        $     1.25
                                                     ==========        ==========


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

In conjunction with the acquisition, liabilities were assumed as follows:

          Fair value of assets acquired                        $ 100,685
          Cash paid for the stock                                 42,456
                                                               ---------
          Liabilities assumed                                  $  58,229
                                                               =========

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


Note 13 - Disposal of Lathrop, California Facility:

In May 1998, the Company disposed of a tin scrap processing facility in Lathrop, California. The facility was acquired as part of the Proler acquisition (Note
12). The sale resulted in a gain of $1.1 million, of which $.8 million was recorded as a reduction in cost of goods sold and $.3 million as a gain on sale of assets.


Note 14 - Quarterly Financial Data (Unaudited):

                                                                  Fiscal Year 1998
                                              -------------------------------------------------------
                                                   First         Second          Third         Fourth
                                              ----------     ----------     ----------     ----------
Net revenues                                  $  105,403     $   81,895     $   80,918     $   84,877
Income from operations                            10,562          6,802          5,519            602
Net income                                         6,289          3,777          2,569         (3,187)
Diluted earnings per share                           .61            .37            .26           (.32)


                                                                  Fiscal Year 1997
                                              -------------------------------------------------------
                                                   First         Second          Third         Fourth
                                              ----------     ----------     ----------     ----------
Net revenues                                  $   82,700     $   76,599     $   89,297     $  113,157
Income from operations                             4,553          2,767         10,899         14,387
Net income                                         2,781          1,378          8,424          8,642
Diluted earnings per share                           .27            .13            .81            .84

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

                               PART II (CONTINUED)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors is included under "Election of Directors" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report. Information required by Item 405 of Regulation S-K is included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is included under "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is included under "Voting Securities and Principal Shareholders" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under "Certain Transactions" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1.   The following financial statements are filed as part of this report:

           See Index to Consolidated Financial Statements and Schedule on page 28 of this Report.

      2. All schedules are omitted as the information is either not applicable or is not required.

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

           3.2 Restated Bylaws of the Registrant. Filed as Exhibit 3.2 to Registrant's Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference.

           9.1 Schnitzer Steel Industries, Inc. Voting Trust and Buy-Sell Agreement dated March 31, 1991. Incorporated by reference to
                  Exhibit 9.1 to the Form S-1.

           9.2 First Amendment to Voting Trust and Buy-Sell Agreement dated July 15, 1991. Incorporated by reference to Exhibit 9.2 to the Form S-1.

           9.3 Second Amendment to Voting Trust and Buy-Sell Agreement dated November 30, 1996. Filed as Exhibit 9.3 to Registrant's Form 10-K for the fiscal year ended August 31, 1997 and incorporated herein by reference.

           10.1 Lease Agreement dated September 1, 1988 between Schnitzer Investment Corp. and the Registrant, as amended, relating to the Corporate Headquarters. Incorporated by reference to
                  Exhibit 10.1 to the Form S-1.

           10.2 Second Amendment of Lease dated October 18, 1995 between Schnitzer Investment Corp. and the Registrant, relating to the Corporate Headquarters. Filed as Exhibit 10.5 to Registrant's Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

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

           10.6 Fourth Amendment of Lease dated March 31, 1997 between Schnitzer Investment Corp. and the Registrant, relating to the Corporate Headquarters. Filed as Exhibit 10.6 to Registrant's Form 10-K for the fiscal year ended August 31, 1997 and incorporated herein by reference.

           10.7 Lease Agreement dated March 1, 1995 between Schnitzer Investment Corp. and the Registrant, relating to the Corporate Headquarters. Filed as Exhibit 10.3 to Registrants Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

           10.8 Amendment of lease dated March 31, 1997 between Schnitzer Investment Corp. and the Registrant relating to the Corporate Headquarters. Filed as Exhibit 10.8 to Registrant's Form 10-K for the fiscal year ended August 31, 1997 and incorporated herein by reference.

           10.9 Lease Agreement dated April 20, 1995 between Schnitzer Investment Corp. and the Registrant, relating to the Corporate Headquarters. Filed as Exhibit 10.4 to Registrant's Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

           10.10 Lease Agreement dated February 18, 1997 between Schnitzer Investment Corp and the Registrant relating to the Corporate Headquarters. Filed as Exhibit 10.10 to Registrant's Form 10-K for the fiscal year ended August 31, 1997 and incorporated herein by reference.

           10.11 Lease Agreement dated September 1, 1988 between Schnitzer Investment Corp. and the Registrant, as amended, relating to the Portland scrap operations. Incorporated by reference to
                  Exhibit 10.3 to the Form S-1.

           10.12 Second Amendment to Lease dated October 28, 1994 between Schnitzer Investment Corp. and the Registrant, relating to Portland scrap operations. Filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

           10.13 Lease Agreement dated September 1, 1988 between Schnitzer Investment Corp. and the Registrant, as amended, relating to the Sacramento scrap operation. Incorporated by reference to
                  Exhibit 10.4 to the Form S-1.

           10.14 Amendment of lease dated February 8, 1995 between Schnitzer Investment Corp. and the Registrant, relating to the Sacramento scrap operations. Filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

           10.15 Second Amended Shared Services Agreement dated September 13, 1993 between the Registrant and certain entities controlled by shareholders of the Registrant. Incorporated by reference to
                  Exhibit 10.5 to the Form S-1.

           10.16 Amendment dated September 1, 1994 to Second Amended Shared Services Agreement between the Registrant and certain entities controlled by shareholders of the Registrant. Filed as Exhibit
                  10.6 to Registrant's Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference.

           10.17 Uniform Time Charter dated June 22, 1998 between the Registrant and Trans-Pacific Shipping Co.

           10.18 Uniform Time Charter dated May 9, 1995 between the Registrant and Trans-Pacific Shipping Co. Filed as Exhibit 10.10 to Registrant's Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference.

           10.19 Addendum No. 4 to M/V Jade Pacific Uniform Time Charter Agreement dated October 31, 1997 between the Registrant and Trans-Pacific Shipping Co. Filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended November 30, 1997, and incorporated by reference.

           10.20 Uniform Time Charter dated May 9, 1995 between the Registrant and Trans-Pacific Shipping Co. Filed as Exhibit 10.11 to Registrant's Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference.

           10.21 Addendum No. 4 to M/V Jade Orient Uniform Time Charter Agreement dated October 31, 1997 between the Registrant and Trans-Pacific Shipping Co. Filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended November 30, 1997, and incorporated by reference.

          *10.22  1993 Stock Incentive Plan of the Registrant. Filed as Exhibit
                  10.22 to Registrant's Form 10-K for the fiscal year ended August 31, 1997 and incorporated herein by reference.

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

           10.26 Vessel Purchase and Sale Agreement dated June 22, 1998 between the Registrant and Trans-Pacific Shipping Co.

           21.1   Subsidiaries of Registrant.

           23.1   Consent of Independent Accountants.

           24.1   Powers of Attorney


                  *Management contract or compensatory plan or arrangement


(b)   Reports on Form 8-K

      No reports on Form 8-K were required to be filed by the Registrant during the fourth quarter of the fiscal year ended August 31, 1998.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SCHNITZER STEEL INDUSTRIES, INC.

Dated:  November 24, 1998              By: /s/ BARRY A. ROSEN
        ---------------------              -------------------------------------
                                           Barry A. Rosen
                                           Vice President --
                                           Finance and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on November 24, 1998 in the capacities indicated.


Signature                              Title
---------                              -----

Principal Executive Officer:


*LEONARD SCHNITZER                     Chairman of the Board,
----------------------------------     Chief Executive Officer and Director
 Leonard Schnitzer


Principal Financial Officer:


 /s/ BARRY A. ROSEN                    Vice President -
----------------------------------     Finance and Treasurer
     Barry A. Rosen


Principal Accounting Officer:


*JAMES W. CRUCKSHANK                   Controller and Assistant
----------------------------------     Treasurer
 James W. Cruckshank

Directors:


*CAROL S. LEWIS                        Director
----------------------------------
 Carol S. Lewis


*SCOTT LEWIS                           Director
----------------------------------
 Scott Lewis


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

3.2 Restated Bylaws of the Registrant. Filed as Exhibit 3.2 to Registrant's Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference.

9.1 Schnitzer Steel Industries, Inc. Voting Trust and Buy-Sell Agreement dated March 31, 1991. Incorporated by reference to
          Exhibit 9.1 to the Form S-1.

9.2 First Amendment to Voting Trust and Buy-Sell Agreement dated July 15, 1991. Incorporated by reference to Exhibit 9.2 to the Form S-1.

9.3 Second Amendment to Voting Trust and Buy-Sell Agreement dated November 30, 1996. Filed as Exhibit 9.3 to
          Registrant's Form 10-K for the fiscal year ended August 31, 1997 and incorporated herein by reference.

10.1 Lease Agreement dated September 1, 1988 between Schnitzer Investment Corp. and the Registrant, as amended, relating to the Corporate Headquarters. Incorporated by reference to
          Exhibit 10.1 to the Form S-1.

10.2 Second Amendment of Lease dated October 18, 1995 between Schnitzer Investment Corp. and the Registrant, relating to the Corporate Headquarters. Filed as Exhibit 10.5 to Registrant's Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

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

10.6      Fourth Amendment of Lease dated March 31, 1997 between
          Schnitzer Investment Corp. and the Registrant, relating to the Corporate Headquarters. Filed as Exhibit 10.6 to
          Registrant's Form 10-K for the fiscal year ended August 31, 1997 and incorporated herein by reference.

10.7      Lease Agreement dated March 1, 1995 between Schnitzer
          Investment Corp. and the Registrant, relating to the Corporate Headquarters. Filed as Exhibit 10.3 to Registrants Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

10.8 Amendment of lease dated March 31, 1997 between Schnitzer Investment Corp. and the Registrant relating to the Corporate Headquarters. Filed as Exhibit 10.8 to
          Registrant's Form 10-K for the fiscal year ended August 31, 1997 and incorporated herein by reference.

10.9 Lease Agreement dated April 20, 1995 between Schnitzer Investment Corp. and the Registrant, relating to the Corporate Headquarters. Filed as Exhibit 10.4 to Registrant's Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

10.10 Lease Agreement dated February 18, 1997 between Schnitzer Investment Corp. and the Registrant relating to the Corporate Headquarters. Filed as Exhibit 10.10 to
          Registrant's Form 10-K for the fiscal year ended August 31, 1997 and incorporated herein by reference.

10.11 Lease Agreement dated September 1, 1988 between Schnitzer Investment Corp. and the Registrant, as amended, relating to the Portland scrap operations. Incorporated by reference to
          Exhibit 10.3 to the Form S-1.

10.12 Second Amendment to Lease dated October 28, 1994 between Schnitzer Investment Corp. and the Registrant, relating to Portland scrap operations. Filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

10.13 Lease Agreement dated September 1, 1988 between Schnitzer Investment Corp. and the Registrant, as amended, relating to the Sacramento scrap operation. Incorporated by reference to
          Exhibit 10.4 to the Form S-1.

10.14 Amendment of lease dated February 8, 1995 between Schnitzer Investment Corp. and the Registrant, relating to the Sacramento scrap operations. Filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

10.15 Second Amended Shared Services Agreement dated September 13, 1993 between the Registrant and certain entities controlled by shareholders of the Registrant. Incorporated by reference to Exhibit 10.5 to the Form S-1.

10.16 Amendment dated September 1, 1994 to Second Amended Shared Services Agreement between the Registrant and certain entities controlled by shareholders of the Registrant. Filed as Exhibit 10.6 to Registrant's Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference.

10.17     Uniform Time Charter dated June 22, 1998 between the
          Registrant and Trans-Pacific Shipping Co.

10.18     Uniform Time Charter dated May 9, 1995 between the
          Registrant and Trans-Pacific Shipping Co. Filed as Exhibit
          10.10 to Registrant's Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference.

10.19     Addendum No. 4 to M/V Jade Pacific Uniform Time Charter
          Agreement dated October 31, 1997 between the Registrant and Trans-Pacific Shipping Co. Filed as Exhibit 10.2 to
          Registrant's Form 10-Q for the quarter ended November 30, 1997, and incorporated herein by reference.

10.20     Uniform Time Charter dated May 9, 1995 between the
          Registrant and Trans-Pacific Shipping Co. Filed as Exhibit
          10.11 to Registrant's Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference.

10.21     Addendum No. 4 to M/V Jade Orient Uniform Time Charter
          Agreement dated October 31, 1997 between the Registrant and Trans-Pacific Shipping Co. Filed as Exhibit 10.1 to
          Registrant's Form 10-Q for the quarter ended November 30, 1997, and incorporated herein by reference.

*10.22    1993 Stock Incentive Plan of the Registrant. Filed as
          Exhibit 10.22 to Registrant's Form 10-K for the fiscal year ended August 31, 1997 and incorporated herein by reference.

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

10.26 Vessel Purchase and Sale Agreement dated June 22, 1998 between the Registrant and Trans-Pacific Shipping Co.

21.1      Subsidiaries of Registrant.

23.1      Consent of Independent Accountants.

24.1      Powers of Attorney.