Form 10-Q
period 1998-11-30
SCHNITZER STEEL INDUSTRIES INC
filed 1999-01-14
CIK 912603

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.

Commission file number 0-22496


                        SCHNITZER STEEL INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           OREGON                                              93-0341923
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

   3200 N.W. Yeon Ave., P.O Box 10047
   Portland, OR                                                97296-0047
---------------------------------------                        ----------
(Address of principal executive offices)                       (Zip Code)


                                 (503) 224-9900
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]  No  [ ]

The Registrant had 5,542,526 shares of Class A Common Stock, par value of $1.00 per share and 4,430,328 shares of Class B Common Stock, par value of $1.00 per share outstanding on January 1, 1999.

                        SCHNITZER STEEL INDUSTRIES, INC.


                                      INDEX


                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

Consolidated Balance Sheet at November 30, 1998
    and August 31, 1998......................................................3

Consolidated Statement of Operations for the
    Three Months Ended November 30, 1998 and 1997............................4

Consolidated Statement of Shareholders' Equity for the
    Year Ended August 31, 1998 and the Three Months
    Ended November 30, 1998..................................................5

Consolidated Statement of Cash Flows for the
    Three Months Ended November 30, 1998 and 1997............................6

Notes to Consolidated Financial Statements...................................7

Management's Discussion and Analysis of
   Financial Condition and Results of Operations............................11


PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K............................................16


SIGNATURE PAGE..............................................................17

                        SCHNITZER STEEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except per share amounts)


                                                                          Nov. 30, 1998           Aug. 31, 1998
                                                                         --------------          --------------
                                                                          (Unaudited)              (Audited)
                                 ASSETS
CURRENT ASSETS:
     Cash                                                                $        6,619          $        3,800
     Accounts receivable, less allowance for
        doubtful accounts of $638 and $645                                       18,889                  26,161
     Accounts receivable from related parties                                     4,616                   3,428
     Inventories (Note 2)                                                        95,215                 103,136
     Deferred income taxes                                                        5,723                   5,723
     Prepaid expenses and other                                                   9,519                   8,020
                                                                         --------------          --------------
            TOTAL CURRENT ASSETS                                                140,581                 150,268

NET PROPERTY, PLANT & EQUIPMENT                                                 140,411                 142,582

OTHER ASSETS:
     Investment in joint venture partnerships                                   100,882                 103,494
     Advances to joint venture partnerships                                      22,991                  23,957
     Goodwill                                                                    40,713                  41,017
     Intangibles and other                                                       10,015                  10,022
                                                                         --------------          --------------

                                                                         $      455,593          $      471,340
                                                                         ==============          ==============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt                                   $          170          $          168
     Accounts payable                                                            17,152                  19,056
     Accrued payroll liabilities                                                  6,542                   5,603
     Current portion of environmental liabilities (Note 4)                        5,394                   5,552
     Other accrued liabilities                                                    9,856                   8,781
                                                                         --------------          --------------
             TOTAL CURRENT LIABILITIES                                           39,114                  39,160
                                                                         --------------          --------------

DEFERRED INCOME TAXES                                                            24,677                  24,619
                                                                         --------------          --------------

LONG-TERM DEBT LESS CURRENT PORTION                                             126,894                 140,236
                                                                         --------------          --------------

ENVIRONMENTAL LIABILITIES, NET OF CURRENT PORTION                                22,667                  22,749
                                                                         --------------          --------------

OTHER LONG-TERM LIABILITIES                                                       3,084                   3,140
                                                                         --------------          --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock--20,000 shares authorized, none issued Class A common stock--75,000 shares $1 par value
         authorized, 5,542 and 5,555 shares issued and outstanding                5,542                   5,555
     Class B common stock--25,000 shares $1 par value
         authorized, 4,431 shares issued and outstanding                          4,431                   4,431
     Additional paid-in capital                                                 104,948                 105,124
     Retained earnings                                                          124,236                 126,326
                                                                         --------------          --------------
                                                                                239,157                 241,436
                                                                         --------------          --------------

                                                                         $      455,593          $      471,340
                                                                         ==============          ==============

         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)

                                   (unaudited)


                                                               For The Three Months Ended November 30,
                                                               ---------------------------------------
                                                                         1998                     1997
                                                               --------------           --------------
REVENUES                                                       $       67,165           $      105,403
                                                               --------------           --------------

COSTS AND EXPENSES:
      Cost of goods sold and other operating expenses                  60,852                   92,978
      Selling and administrative                                        5,696                    5,657
                                                               --------------           --------------
                                                                       66,548                   98,635
                                                               --------------           --------------

(Loss) income from joint ventures                                      (1,671)                   3,794
                                                               --------------           --------------

(LOSS) INCOME FROM OPERATIONS                                          (1,054)                  10,562
                                                               --------------           --------------

OTHER INCOME (EXPENSE):
      Interest expense                                                 (1,924)                  (1,245)
      Other income                                                        567                      358
                                                               --------------           --------------
                                                                       (1,357)                    (887)
                                                               --------------           --------------

(LOSS) INCOME BEFORE INCOME TAXES                                      (2,411)                   9,675

Income tax benefit (provision)                                            820                   (3,386)
                                                               --------------           --------------

NET (LOSS) INCOME                                              $       (1,591)          $        6,289
                                                               ==============           ==============


BASIC (LOSS) EARNINGS PER SHARE                                $        (0.16)          $         0.62
                                                               ==============           ==============


DILUTED (LOSS) EARNINGS PER SHARE                              $        (0.16)          $         0.61
                                                               ==============           ==============


         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                   (unaudited)


                                              Class A                  Class B
                                            Common Stock            Common Stock          Additional
                                        ---------------------   ----------------------       Paid-in     Retained
                                          Shares       Amount      Shares       Amount       Capital     Earnings        Total
                                        --------   ----------   ---------   ----------   -----------   ----------   ----------
BALANCE AT 8/31/97                         5,737   $    5,737       4,445   $    4,445   $   109,994   $  118,885   $  239,061

Class B common stock converted
    to Class A common stock                   14           14         (14)         (14)
Class A common stock repurchased            (196)        (196)                                (4,870)                   (5,066)
Net income                                                                                                  9,448        9,448
Dividends paid                                                                                             (2,007)      (2,007)
                                        --------   ----------   ---------   ----------   -----------   ----------   ----------

BALANCE AT 8/31/98                         5,555        5,555       4,431        4,431       105,124      126,326      241,436

Class A common stock repurchased             (13)         (13)                                  (176)                     (189)
Net income                                                                                                 (1,591)      (1,591)
Dividends paid                                                                                               (499)        (499)
                                        --------   ----------   ---------   ----------   -----------   ----------   ----------

BALANCE AT 11/30/98                        5,542   $    5,542       4,431   $    4,431   $   104,948   $  124,236   $  239,157
                                        ========   ==========   =========   ==========   ===========   ==========   ==========


         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                   (unaudited)


                                                                  For The Three Months Ended November 30,
                                                                  ---------------------------------------
                                                                          1998                       1997
                                                                  ------------               ------------
OPERATIONS:
     Net income                                                   $     (1,591)              $      6,289
     Noncash items included in income:
        Depreciation and amortization                                    4,654                      4,719
        Equity in earnings of joint ventures                             1,671                     (3,794)
        (Gain) loss on disposal of assets                                  (36)                        77
     Cash provided (used) by assets and liabilities:
        Accounts receivable                                              6,084                      2,043
        Inventories                                                      7,921                      5,939
        Prepaid expenses and other                                      (1,499)                       545
        Accounts payable                                                (1,904)                     6,139
        Accrued liabilities                                              2,014                      1,935
        Other assets and liabilities                                      (163)                      (245)
                                                                  ------------               ------------

     NET CASH PROVIDED BY OPERATIONS                                    17,151                     23,647
                                                                  ------------               ------------

INVESTMENTS:
     Capital expenditures                                               (2,252)                    (2,558)
     Advances from joint ventures                                          966                        100
     Distributions from joint ventures                                     932                        460
     Proceeds from sale of assets                                           50                        157
     Other                                                                                           (464)
                                                                  ------------               ------------

     NET CASH USED BY INVESTMENTS                                         (304)                    (2,305)
                                                                  ------------               ------------

FINANCING:
     Repurchase of Class A stock                                          (189)                    (1,751)
     Dividends declared and paid                                          (499)                      (506)
     Decrease in long-term debt                                        (13,340)                   (19,022)
                                                                  ------------               ------------

     NET CASH USED BY FINANCING                                        (14,028)                   (21,279)
                                                                  ------------               ------------

NET INCREASE IN CASH                                                     2,819                         63

CASH AT BEGINNING OF PERIOD                                              3,800                      3,106
                                                                  ------------               ------------

CASH AT END OF PERIOD                                             $      6,619               $      3,169
                                                                  ============               ============


         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1998 and 1997
                                   (Unaudited)


Note 1 - Summary Of Significant Accounting Policies:

         Basis of Presentation
         ---------------------

         The accompanying unaudited interim financial statements of Schnitzer Steel Industries, Inc. (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the fiscal year ended August 31, 1998. The results for the three months ended November 30, 1998 are not necessarily indicative of the results of operations for the entire year.

         Earnings Per Share
         ------------------

         The Company has adopted Statement of Financial Accounting Standards
         (SFAS) No. 128 "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings per share (EPS). SFAS 128 replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS is computed based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following represents a reconciliation from basic EPS to diluted EPS for the three months ended November 30, 1998 and 1997 (in thousands, except per share amounts):

                                                       Three Months Ended November 30, 1998
                                                --------------------------------------------------
                                                     Loss            Shares          Per-share
                                                  (Numerator)     (Denominator)        Amount
             Basic and Diluted EPS                 $(1,591)           9,975            $(0.16)
                                                   =======            =====            =======


                                                        Three Months Ended November 30, 1997
                                                --------------------------------------------------
                                                    Income           Shares          Per-share
                                                  (Numerator)     (Denominator)        Amount
                Basic EPS                          $ 6,289           10,178            $ 0.62
                Options                                 --              130            ======
                                                   -------           ------
                Diluted EPS                        $ 6,289           10,308            $ 0.61
                                                   =======           ======            ======

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1998 and 1997
                                   (Unaudited)


Note 2 - Inventories:

         Inventories consist of the following (in thousands):

                                                  November 30,        August 31,
                                                         1998              1998
                                                  -----------       -----------
                                                   (Unaudited)         (Audited)

                Scrap metals                       $   20,720        $   28,952
                Work in process                        15,093            13,192
                Finished goods                         43,080            44,276
                Supplies                               16,322            16,716
                                                   ----------        ----------

                                                   $   95,215        $  103,136
                                                   ==========        ==========

         Scrap metal inventories are valued at LIFO; the remainder are at average cost. The determination of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on the Company's estimates of expected year-end inventory levels and costs. The cost of scrap metal inventories exceeded the stated LIFO value by $5,811 at November 30, 1998 and August 31, 1998.


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


         Transactions Affecting Cost of Goods Sold and Other Operating Expenses
         ----------------------------------------------------------------------

         The Company charters several vessels from related shipping companies to transport scrap metal to foreign markets. In 1993, the Company signed a five-year time-charter agreement for one vessel which expired in June 1998. The agreement guaranteed the ship owner a residual market value of $2,500,000 at the end of the time-charter. Upon expiration of the time charter, the Company paid the guaranteed residual and entered into an additional five-year time charter. The Company has accounted for the transaction as a capital lease, as ownership of the vessel is transferred at expiration of the time-charter. The Company entered into two additional seven-year time-charters in May 1995 for other vessels. Charges incurred for these charters were $824,000 and $2,320,000 for the quarters ended November 30, 1998 and 1997, respectively.

         The Company purchased scrap metals from its joint venture operations totaling $2,333,000 and $4,211,000 for the quarters ended November 30, 1998 and 1997, respectively.

         The Company leases certain land and buildings from a real estate company which is a related entity. The rent expense was $406,000 and $272,000 for the quarters ended November 30, 1998 and 1997, respectively.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1998 and 1997
                                   (Unaudited)


         Transactions Affecting Selling and Administrative Expenses
         ----------------------------------------------------------

         The Company performs some administrative services and provides operation and maintenance of management information systems for certain related parties. These services are charged to the related parties based upon costs plus a 15% margin for overhead and profit. The administrative charges totaled $223,000 and $207,000 for the quarters ended November 30, 1998 and 1997, respectively.


         Transactions Affecting Other Income (Expense)
         ---------------------------------------------

         The vessels discussed above are periodically sub-chartered to third parties. In this case, a related shipping agency company acts as the Company's agent in the collection of income and payment of expenses related to sub-charter activities. Charges incurred for these sub-charters were $945,000 and $348,000 for the three months ended November 30, 1998 and 1997, respectively. These charges were offset by income of $797,000 and $192,000 for the three months ended November 30, 1998 and 1997, respectively.


Note 4 - Environmental Liabilities:

         In conjunction with the due diligence proceedings for the Company's acquisition of Manufacturing Management, Inc. (MMI) in March 1995, an independent third-party consultant was hired to estimate the costs to cure both current and future potential environmental liabilities. The cumulative provision for the total costs specified in the consultant's report was included in MMI's statement of operations prior to its acquisition by the Company. This reserve was carried over to the Company's balance sheet and at November 30, 1998 aggregated $20.1 million.

         General Metals of Tacoma (GMT), a subsidiary of MMI, owns and operates a scrap facility located on the Hylebos Waterway, a part of Commencement Bay, which is the subject of an ongoing environmental investigation and remediation project by the U.S. Environmental Protection Agency (EPA) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). GMT and well over 60 other parties were named potentially responsible parties (PRP) for the investigation and clean up of contaminated sediment along the Hylebos Waterway. GMT and five other PRPs voluntarily have entered into an Administrative Order on Consent with the EPA to fund a pre-remedial study of sediment contamination and remediation alternatives. GMT's share of the study, which is now expected to be completed in late 1999, is approximately $2 million and is included in the reserve above. Any further potential liabilities, if any, cannot be estimated at this time.

         In 1996, prior to the Company's acquisition of Proler, an independent third-party consultant was engaged to estimate the costs to cure present and future environmental liabilities related to Proler's wholly owned and joint venture properties. Proler recorded a liability of $8.6 million for the probable costs to remediate its wholly owned properties based upon the consultant's estimates, increasing its environmental reserve to $9.8 million. The Company carried over the aggregate reserve to its financial statements upon acquiring Proler and $8.0 million remained outstanding on

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1998 and 1997
                                   (Unaudited)


         November 30, 1998. Also, Proler's joint ventures recorded additional liabilities of $4.1 million for the probable costs to remediate their properties, based upon the consultant's estimates, in 1996 prior to the Company's acquisition of Proler.

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

                        SCHNITZER STEEL INDUSTRIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company operates in two business segments. Scrap Operations collects, processes and recycles steel scrap through facilities in Alaska, Oregon, California and Washington. Additionally, as a result of its acquisition of Proler International Corp. (Proler) in November 1996, the Company participates in the management of 29 scrap collection and processing facilities, including export terminals in Los Angeles, California; Everett, Massachusetts; Portland, Maine, Providence, Rhode Island and Jersey City, New Jersey, through joint ventures. Steel Operations operates a mini-mill in Oregon which produces finished steel products and maintains mill depots in California.

         As a result of pressure the Company is experiencing from imported finished steel products on the West Coast, the Company will not operate one of its two rolling mills for at least 60 days during the second quarter. As a result, the Company's Steel Operations' revenues, margins and profitability in the second quarter will be negatively impacted.


Results of Operations

         The Company's revenues and operating results by business segment are summarized below (in thousands, except number of shipments):

                                                                For the Three Months Ended
                                                                        November 30,
                                                             -------------------------------
                                                                   1998                 1997
                                                             ----------           ----------
                                                                        (unaudited)
         REVENUES:
         Scrap Operations:
             Ferrous sales                                   $   28,155           $   55,459
             Nonferrous sales                                     5,909                6,306
             Other sales                                          3,049                4,454
                                                             ----------           ----------
                 Total sales                                     37,113               66,219

         Ferrous sales to Steel Operations                      (12,107)             (14,098)
         Steel Operations                                        42,159               53,282
                                                             ----------           ----------
                 Total                                       $   67,165           $  105,403
                                                             ==========           ==========

         INCOME FROM OPERATIONS:
         Scrap Operations                                    $     (350)               7,420
         Steel Operations                                         2,916                1,027
         Joint ventures                                          (1,671)               3,794
         Corporate expense & eliminations                        (1,949)              (1,679)
                                                             ----------           ----------
                 Total                                       $   (1,054)          $   10,562
                                                             ==========           ==========

         NET INCOME                                          $   (1,591)          $    6,289
                                                             ==========           ==========

                        SCHNITZER STEEL INDUSTRIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

                                                                For the Three Months Ended
                                                                        November 30,
                                                             -------------------------------
                                                                   1998                 1997
                                                             ----------           ----------
                                                                       (unaudited)
        SHIPMENTS:
        SCRAP OPERATIONS Ferrous scrap (long tons):
            To Steel Operations                                     140                  115
            To unaffiliated customers                               192                  298
                                                             ----------           ----------
                 Total                                              332                  413
                                                             ==========           ==========

        Export tons                                                 144                  250
                                                             ==========           ==========

        Nonferrous scrap (pounds)                                18,669               14,670
                                                             ==========           ==========

        STEEL OPERATIONS
        Finished steel products (short tons)                        127                  149
                                                             ==========           ==========


Revenues. Consolidated revenues for the three months ended November 30, 1998 decreased $38.2 million (36%) from the same period last year. Both Scrap and Steel Operations revenues were down.

Revenues from Scrap Operations before intercompany eliminations decreased $29.1 million (44%) as a result of both decreased average selling prices and fewer shipments. Ferrous scrap revenues decreased $27.3 million (49%). Average selling prices for ferrous scrap dropped $49 per ton (37%). Shipments of ferrous scrap to unaffiliated customers decreased 106,000 tons (36%) to 192,000 tons, while shipments to Steel Operations increased 25,000 tons (22%) to 140,000 tons. Both lower sales prices and volumes are primarily a result of the impact of the Asian financial crisis on the worldwide scrap markets. While these factors predominantly account for Scrap Operations' operating loss of $.4 million for the quarter, construction projects at the Company's Tacoma, Washington facility were also a factor. The Tacoma operation is undergoing two major projects, reconstruction of its dock facilities and installation of a state-of-the-art shredder, that are expected to be completed in the third fiscal quarter. As a result of these projects, the Company is currently able to service only the domestic market from its Tacoma facility.

Steel Operations' revenues decreased $11.1 million (21%) to $42.2 million. The decrease is a result of lower finished steel shipments (down 22,000 tons or 15%) combined with only 100 tons of billet shipments compared with 16,400 tons of billet shipments in the same quarter last year. Average finished steel selling prices increased about $1 per ton. Lower finished steel sales volumes are primarily a result of competing finished steel being dumped on the West Coast from Asian and other countries.

Cost of Goods Sold. Consolidated cost of goods sold decreased $32.1 million (35%) during the first quarter of fiscal 1999 compared with the first quarter of fiscal 1998. However, cost of goods sold increased as a percentage of revenues from 88% to 91%. Gross profit decreased $6.1 million as a result of decreased margins at Scrap Operations partially offset by increased margins at Steel Operations.

Scrap Operations' cost of goods sold increased as a percentage of revenues to 93% from 84%. Scrap Operations' gross profit decreased $8.0 million to $2.7 million as a result of lower selling prices and reduced volumes.

                        SCHNITZER STEEL INDUSTRIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

Cost of goods sold for Steel Operations for the first quarter decreased $13.2 million to $38.4 million and decreased as a percentage of revenues from 97% to 91%. The decrease in cost of goods sold is a result of lower finished steel and billet shipments. Cost of goods sold per ton, excluding billets, decreased $20 per ton to $296 per ton. Gross profit increased from $1.7 million to $3.8 million as a result of lower scrap prices and operating efficiencies.

Income from Joint Ventures. The Company's joint ventures generated a loss of $1.7 million for the quarter ended November 30, 1998 compared with income of $3.8 million for the same period last year. For the quarter, the Joint Ventures in the Scrap Processing Business lost $2.2 million, while the Joint Venture Suppliers of Scrap earned $.5 million. These joint ventures contributed $2.8 million and $1.0 million in the same period last year, respectively. The loss by the Joint Ventures in the Scrap Processing Business is attributable to the Asian financial crisis combined with softening demand for scrap from domestic steel mills. Primarily due to expanded joint venture interests, for the quarter, shipments by the Joint Ventures in the Scrap Processing Business increased to 670,000 tons compared with 610,000 tons for the same quarter last year.

Interest expense. Interest expense increased from $1.3 million for the three months ended November 30, 1997 to $1.9 million for the same period this year primarily as a result of higher average borrowings associated with higher inventories and investment in and advances to joint ventures.

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

The Company has substantially completed the identification and assessment phase and expects that all Phase 1 activities will be complete by March 1, 1999.

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

personnel allocated to this project should not exceed $1,000,000, of which $500,000 is expected to be capital expenditures. Approximately $225,000 has been spent to date. The year 2000 upgrades are being funded through normal operating funds and are expected to account for less than 5% of the Company's Information Technology (IT), maintenance and manufacturing capital budgets. There can be no assurance that the costs and timeframes above will not change as the Company continues its assessments.

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

Liquidity and Capital Resources. Cash provided by operations for the first quarter of 1999 was $17.2 million, compared with $23.6 million for the first quarter of fiscal 1998. The decrease in cash flow is primarily attributable to decreased earnings, the timing of collection of accounts receivable, an increase in inventories, and a decrease in accounts payable and accrued liabilities during the quarter ended November 30, 1998.

Capital expenditures for the three months ended November 30, 1998 totaled $2.2 million compared with $2.6 million during the same period last year. The Company anticipates spending approximately $10 million on capital expenditures during the remainder of fiscal 1999.

As a result of acquisitions completed in prior years, the Company has $28.1 million of accrued environmental liabilities as of November 30, 1998. The Company expects to require significant future cash outlays as it incurs the actual costs relating to the remediation of such environmental liabilities.

As of November 30, 1998, the Company had committed unsecured revolving lines of credit totaling $200 million maturing in 2003. The Company had additional unsecured lines of credit of $75 million, $55 million of which was uncommitted. In the aggregate, the Company had borrowings outstanding under these lines totaling $117 million at November 30, 1998.

Pursuant to a stock repurchase program announced by the Company in May 1994 and amended in April 1998, the Company is authorized to repurchase shares of its stock when the market price of the Company's stock is not reflective of management's opinion of an appropriate valuation of the stock. Management believes that repurchasing shares under these conditions enhances shareholder value. As of November 30, 1998, a total of 460,800 shares had been purchased under this program. During the quarter ended November 30, 1998, the Company repurchased 12,500 shares of its stock for a total of $189,000.

The Company believes that its current cash balance, internally generated funds and existing credit facilities will provide adequate financing for capital expenditures, working capital, stock repurchases, and debt service

                        SCHNITZER STEEL INDUSTRIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

requirements for the next twelve months. In the longer term, the Company may seek to finance business expansion, including potential acquisitions, with additional borrowing arrangements or additional equity financing.

Forward Looking Statements. Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, all of which are subject to risks and uncertainties. One can generally identify these forward-looking statements through the use of words such as "expect," "believe," and other words which convey a similar meaning. One can also identify these statements as they do not relate strictly to historical or current facts. They are likely to address the Company's business strategy, financial projections and results and other global factors affecting the Company's financial prospects. An example of this is the current financial crisis facing certain Asian and other countries. Other factors that could cause actual results to differ materially are the following: supply and demand conditions; the Company's ability to mitigate the effects of the Asian situation and foreign fiscal policies on its profitability; competitive factors and pricing pressures from national steel companies; imports of foreign steel; availability of scrap supply; costs associated with a 60-day shutdown of one of its rolling mills; fluctuations in scrap prices and seasonality of results. One should understand that it is not possible to predict or identify all factors that could cause actual results to differ from the Company's forward looking statements. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. Further, the Company does not assume any obligation to update any forward-looking statement.

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


                                       SCHNITZER STEEL INDUSTRIES, INC.
                                       (Registrant)



Date: January 14, 1999                 By: /s/ BARRY A. ROSEN
      ----------------                     -------------------------------------
                                           Barry A. Rosen
                                           Vice President, Finance