Form 10-Q
period 1999-02-28
SCHNITZER STEEL INDUSTRIES INC
filed 1999-04-14
CIK 912603

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q




[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission file number 0-22496


                        SCHNITZER STEEL INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                OREGON                                       93-0341923
    -------------------------------                      ------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)


   3200 N.W. Yeon Ave., P.O Box 10047                        97296-0047
            Portland, OR                                     ----------
----------------------------------------                     (Zip Code)
(Address of principal executive offices)


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

Yes  [X]  No  [ ]

The Registrant had 5,338,726 shares of Class A Common Stock, par value of $1.00 per share, and 4,430,328 shares of Class B Common Stock, par value of $1.00 per share, outstanding at April 1, 1999.

                        SCHNITZER STEEL INDUSTRIES, INC.


                                      INDEX
                                      -----


                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

Consolidated Balance Sheet at February 28, 1999
    and August 31, 1998.....................................................3

Consolidated Statement of Operations for the Three Months and
    Six Months Ended February 28, 1999 and 1998.............................4

Consolidated Statement of Shareholders' Equity for the
    Year Ended August 31, 1998 and the Six Months
    Ended February 28, 1999.................................................5

Consolidated Statement of Cash Flows for the
    Six Months Ended February 28, 1999 and 1998.............................6

Notes to Consolidated Financial Statements..................................7

Management's Discussion and Analysis of
   Financial Condition and Results of Operations...........................12


PART II.  OTHER INFORMATION

Submission of Matters to a Vote of Security Holders........................17

Exhibits and Reports on Form 8-K...........................................18



SIGNATURE PAGE.............................................................19

                        SCHNITZER STEEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except per share amounts)


                                                                       February 28, 1999      August 31, 1998
                                                                       -----------------      ---------------
                                                                             (Unaudited)            (Audited)
                                     ASSETS

CURRENT ASSETS:
     Cash                                                                 $        2,683       $        3,800
     Accounts receivable, less allowance for
        doubtful accounts of $638 and $645                                        20,335               26,161
     Accounts receivable from related parties                                      5,831                3,428
     Inventories (Note 2)                                                         94,298              103,136
     Deferred income taxes                                                         5,723                5,723
     Prepaid expenses and other                                                    9,327                8,020
                                                                          --------------       --------------
            TOTAL CURRENT ASSETS                                                 138,197              150,268
                                                                          --------------       --------------

NET PROPERTY, PLANT AND EQUIPMENT                                                140,634              142,582
                                                                          --------------       --------------

OTHER ASSETS:
     Investment in joint venture partnerships                                     99,621              103,494
     Advances to joint venture partnerships                                       13,800               23,957
     Goodwill                                                                     40,610               41,017
     Intangibles and other                                                        10,927               10,022
                                                                          --------------       --------------

                                                                          $      443,789       $      471,340
                                                                          ==============       ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                                    $          172      $           168
     Accounts payable                                                             16,952               19,056
     Accrued payroll liabilities                                                   4,507                5,603
     Current portion of environmental liabilities (Note 4)                         5,041                5,552
     Other accrued liabilities                                                     7,770                8,781
                                                                          --------------       --------------
             TOTAL CURRENT LIABILITIES                                            34,442               39,160
                                                                          --------------       --------------

DEFERRED INCOME TAXES                                                             24,668               24,619
                                                                          --------------       --------------
LONG-TERM DEBT LESS CURRENT PORTION                                              124,377              140,236
                                                                          --------------       --------------
ENVIRONMENTAL LIABILITIES,
     NET OF CURRENT PORTION (Note 4)                                              22,520               22,749
                                                                          --------------       --------------
OTHER LONG-TERM LIABILITIES                                                        3,041                3,140
                                                                          --------------       --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock--20,000 shares authorized, none issued
     Class A common stock--75,000 shares $1 par value
         authorized, 5,542 and 5,555 shares issued and outstanding                 5,542                5,555
     Class B common stock--25,000 shares $1 par value
         authorized, 4,431 shares issued and outstanding                           4,431                4,431
     Additional paid-in capital                                                  104,948              105,124
     Retained earnings                                                           119,820              126,326
                                                                          --------------       --------------
                                                                                 234,741              241,436
                                                                          --------------       --------------

                                                                          $      443,789       $      471,340
                                                                          ==============       ==============


         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)

                                   (unaudited)


                                                  For The Three Months Ended        For The Six Months Ended
                                                         February 28,                     February 28,
                                                  --------------------------       --------------------------
                                                         1999           1998              1999           1998
                                                  -----------    -----------       -----------    -----------
REVENUES                                          $    51,722    $    81,932       $   118,888    $   187,298
                                                  -----------    -----------       -----------    -----------

COSTS AND EXPENSES:
      Cost of goods sold and
             other operating expenses                  50,406         72,547           111,258        165,489
      Selling and administrative                        5,832          5,752            11,529         11,407
                                                  -----------    -----------       -----------    -----------
                                                       56,238         78,299           122,787        176,896
                                                  -----------    -----------       -----------    -----------

INCOME (LOSS) FROM JOINT VENTURES                        (622)         3,169            (2,293)         6,963
                                                  -----------    -----------       -----------    -----------

INCOME (LOSS) FROM OPERATIONS                          (5,138)         6,802            (6,192)        17,365
                                                  -----------    -----------       -----------    -----------

OTHER INCOME (EXPENSE):
      Interest expense                                 (1,723)        (1,444)           (3,647)        (2,689)
      Other income                                        921            453             1,488            810
                                                  -----------    -----------       -----------    -----------
                                                         (802)          (991)           (2,159)        (1,879)
                                                  -----------    -----------       -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                      (5,940)         5,811            (8,351)        15,486

Income tax benefit (provision)                          2,019         (2,034)            2,839         (5,420)
                                                  -----------    -----------       -----------    -----------

NET INCOME (LOSS)                                 $    (3,921)   $     3,777       $    (5,512)   $    10,066
                                                  ===========    ===========       ===========    ===========


BASIC EARNINGS (LOSS) PER SHARE                   $     (0.39)   $      0.38       $     (0.55)   $      1.00
                                                  ===========    ===========       ===========    ===========

DILUTED EARNINGS (LOSS) PER SHARE                 $     (0.39)   $      0.37       $     (0.55)   $      0.99
                                                  ===========    ===========       ===========    ===========


         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                   (unaudited)

                                              Class A                Class B
                                            Common Stock           Common Stock            Additional
                                       ---------------------   ----------------------         Paid-in        Retained
                                          Shares      Amount      Shares       Amount         Capital        Earnings         Total
                                       ---------  ----------   ---------  -----------  --------------   -------------  ------------
BALANCE AT 8/31/97                         5,737  $    5,737       4,445  $     4,445     $   109,994     $   118,885   $   239,061

Class B common stock converted
    to Class A common stock                   14          14         (14)         (14)
Class A common stock repurchased            (196)       (196)                                  (4,870)                       (5,066)
Net income                                                                                                      9,448         9,448
Dividends paid                                                                                                 (2,007)       (2,007)
                                       ---------  ----------   ---------  -----------     -----------     -----------   -----------

BALANCE AT 8/31/98                         5,555       5,555       4,431        4,431         105,124         126,326       241,436

Class A common stock repurchased             (13)        (13)                                    (176)                         (189)
Net income                                                                                                     (5,512)       (5,512)
Dividends paid                                                                                                   (994)         (994)
                                       ---------  ----------   ---------  -----------     -----------     -----------   -----------

BALANCE AT 2/28/99                         5,542  $    5,542       4,431  $     4,431     $   104,948     $   119,820   $   234,741
                                       =========  ==========   =========  ===========     ===========     ===========   ===========


         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                   (unaudited)
                                                                      For The Six Months Ended
                                                                            February 28,
                                                                   --------------------------------
                                                                           1999                1998
                                                                   ------------        ------------
OPERATIONS:
     Net income                                                    $     (5,512)       $     10,066
     Noncash items included in income:
        Depreciation and amortization                                     9,015               9,393
        Equity in loss (earnings) of joint ventures
           and other investments                                          2,293              (6,963)
        (Gain) loss on disposal of assets                                  (471)                145
     Cash provided (used) by assets and liabilities:
        Accounts receivable                                               3,478               4,979
        Inventories                                                       8,864              (1,351)
        Prepaid expenses                                                 (1,558)             (4,713)
        Accounts payable                                                 (2,166)               (747)
        Accrued liabilities                                              (2,123)               (327)
        Environmental liabilities                                          (740)               (635)
        Other assets and liabilities                                         56                (372)
                                                                   ------------        ------------

     NET CASH PROVIDED BY OPERATIONS                                     11,136               9,475
                                                                   ------------        ------------

INVESTMENTS:
     Capital expenditures                                                (5,572)             (4,730)
     Advances from (to) joint ventures                                   10,157              (2,655)
     Investments in joint ventures                                          (20)            (15,178)
     Distributions from joint ventures                                    1,582               2,670
     Capitalization of losses on assets held for sale                                          (969)
     Proceeds from sale of assets                                           478                 198
                                                                   ------------        ------------

     NET CASH PROVIDED (USED) BY INVESTMENTS                              6,625             (20,664)
                                                                   ------------        ------------

FINANCING:
     Repurchase of Class A common stock                                    (189)             (5,066)
     Dividends declared and paid                                           (994)             (1,011)
     Increase in long-term debt                                                              16,500
     Reduction in long-term debt                                        (17,695)               (244)
                                                                   ------------        ------------

     NET CASH (USED) PROVIDED BY FINANCING                              (18,878)             10,179
                                                                   ------------        ------------

NET DECREASE IN CASH                                                     (1,117)             (1,010)

CASH AT BEGINNING OF PERIOD                                               3,800               3,106
                                                                   ------------        ------------

CASH AT END OF PERIOD                                              $      2,683        $      2,096
                                                                   ============        ============


         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED FEBRUARY 28, 1999 AND 1998
                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 1 - Summary Of Significant Accounting Policies:

         Basis of Presentation
         ---------------------

         The accompanying unaudited interim financial statements of Schnitzer Steel Industries, Inc. (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, management suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the fiscal year ended August 31, 1998. The results for the six months ended February 28, 1999 are not necessarily indicative of the results of operations for the entire year.

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

                                                 Three Months Ended February 28, 1999
                                           ------------------------------------------------
                                              Income            Shares           Per-share
                                            (Numerator)      (Denominator)         Amount
                                           ------------      ------------      ------------
                Basic EPS                  $    (3,921)             9,973      $     (0.39)
                                                                               ============
                Options
                                           ------------      ------------
                Diluted EPS                $    (3,921)             9,973      $     (0.39)
                                           ============      ============      ============

                                                 Three Months Ended February 28, 1998
                                           ------------------------------------------------
                                              Income            Shares           Per-share
                                            (Numerator)      (Denominator)         Amount
                                           ------------      ------------      ------------
                Basic EPS                  $      3,777            10,046      $       0.38
                                                                               ============
                Options                                                76
                                           ------------      ------------
                Diluted EPS                $      3,777            10,122      $       0.37
                                           ============      ============      ============

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED FEBRUARY 28, 1999 AND 1998
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                   Six Months Ended February 28, 1999
                                           ------------------------------------------------
                                              Income            Shares           Per-share
                                            (Numerator)      (Denominator)         Amount
                                           ------------      ------------      ------------
                Basic EPS                  $    (5,512)             9,974      $     (0.55)
                                                                               ============
                Options
                                           ------------      ------------
                Diluted EPS                $    (5,512)             9,974      $     (0.55)
                                           ============      ============      ============

                                                  Six Months Ended February 28, 1998
                                           ------------------------------------------------
                                              Income            Shares           Per-share
                                            (Numerator)      (Denominator)         Amount
                                           ------------      ------------      ------------
                Basic EPS                  $     10,066            10,112      $       1.00
                                                                               ============
                Options                                                48
                                           ------------      ------------
                Diluted EPS                $     10,066            10,160      $       0.99
                                           ============      ============      ============


Statement of Cash Flows
-----------------------

Non-cash transactions are excluded from the statement of cash flows. In fiscal 1999, the Company increased its ownership in one of its joint ventures from 50% to 100% in a non-cash transaction.


Note 2 - Inventories:

         Inventories consist of the following:

                                                    February 28,      August 31,
                                                           1999            1998
                                                      ---------       ---------
                                                     (Unaudited)       (Audited)

               Scrap metals                           $  21,191       $  28,952
               Work in process                           20,523          13,192
               Finished goods                            36,772          44,276
               Supplies                                  15,812          16,716
                                                      ---------       ---------

                                                      $  94,298       $ 103,136
                                                      =========       =========

         Scrap metal inventories are valued at LIFO; the remainder are at FIFO. The determination of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on the Company's estimates of expected year-end inventory levels and costs. The cost of scrap metal inventories exceeded the stated LIFO value by $5,811 at February 28, 1999 and August 31, 1998.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED FEBRUARY 28, 1999 AND 1998
                    (In thousands, except per share amounts)
                                   (Unaudited)


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


         Transactions Affecting Cost of Goods Sold and Other Operating Expenses
         ----------------------------------------------------------------------

         The Company charters several vessels from related shipping companies to transport scrap metal to foreign markets. In 1993, the Company signed a five-year time-charter agreement for one vessel. The agreement guaranteed the ship owner a residual market value of $2,500 at the end of the time-charter. Upon expiration of the time charter, the Company paid the guaranteed residual and entered into an additional five-year time charter. The Company has accounted for the transaction as a capital lease, as ownership of the vessel is transferred at expiration of the time-charter. The Company entered into two additional seven year time-charters in May 1995 for other vessels. Charges incurred for these charters were $935 and $2,069 for the three months ended February 28, 1999 and 1998, respectively, and $1,758 and $4,380 for the six months ended February 28, 1999 and 1998, respectively.

         The Company purchased scrap metals from its joint venture operations totaling $2,471 and $3,644 for the three months ended February 28, 1999 and 1998, respectively, and $4,804 and $7,855 for the six months ended February 28, 1999 and 1998, respectively.

         The Company leases certain land and buildings from a real estate company which is a related entity. The rent expense was $405 and $386 for the three months ended February 28, 1999 and 1998, respectively, and $811 and $772 for the six months ended February 28, 1999 and 1998, respectively.


         Transactions Affecting Selling and Administrative Expenses
         ----------------------------------------------------------

         The Company performs some administrative services and provides operation and maintenance of management information systems for certain related parties. These services are generally charged to the related parties based upon costs plus a 15% margin for overhead and profit. The administrative charges totaled $246 and $529, for the three months ended February 28, 1999 and 1998, respectively, and $469 and $736 for the six months ended February 28, 1999 and 1998, respectively.


         Transactions Affecting Other Income (Expense)
         ---------------------------------------------

         The vessels discussed above are periodically sub-chartered to third parties. In this case, a related shipping agency company acts as the Company's agent in the collection of income and payment of expenses related to sub-charter activities. Charges incurred for these subcharters for the three months ended February 28, 1999 and 1998 were $784 and $251, respectively, offset by income of $854 and $215, respectively. For the six months ended February 28, 1999 and 1998, charges incurred for sub-charter activity were $1,728 and $607, respectively, offset by income of $1,650 and $407, respectively.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED FEBRUARY 28, 1999 AND 1998
                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 4 - Environmental Liabilities:

         In conjunction with the due diligence proceedings for the Company's acquisition of Manufacturing Management, Inc. (MMI) in March 1995, an independent third-party consultant was hired to estimate the costs to cure both current and future potential environmental liabilities. The cumulative provision for the total costs specified in the consultant's report was included in MMI's statement of operations prior to its acquisition by the Company. This reserve was carried over to the Company's balance sheet and at February 28, 1999 aggregated $20.0 million.

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

         In 1996, prior to the Company's acquisition of Proler, an independent third-party consultant was engaged to estimate the costs to cure present and future environmental liabilities related to Proler's wholly owned and joint venture properties. Proler recorded a liability of $8.6 million for the probable costs to remediate its wholly owned properties based upon the consultant's estimates, increasing its environmental reserve to $9.8 million. The Company carried over the aggregate reserve to its financial statements upon acquiring Proler and $7.6 million remained outstanding on February 28, 1999. Also, Proler's joint ventures recorded additional liabilities of $4.1 million for the probable costs to remediate their properties, based upon the consultant's estimates, in 1996 prior to the Company's acquisition of Proler.

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

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED FEBRUARY 28, 1999 AND 1998
                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 5 - Subsequent Events:

         On April 9, 1999, the Board of Directors declared a 5 cent per share dividend on Class A and Class B common stock payable on May 20, 1999 to holders of record on May 5, 1999.

                        SCHNITZER STEEL INDUSTRIES, INC.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General

         The Company operates in two business segments. Scrap Operations collects, processes and recycles steel scrap through facilities in Oregon, Washington, Alaska, California, and Nevada. Additionally, the Company participates, through joint ventures, in the management of 29 scrap collection and processing facilities, including export terminals in Los Angeles, California; Everett, Massachusetts; Portland, Maine; Providence, Rhode Island and Jersey City, New Jersey. Steel Operations operates a mini-mill in Oregon which produces steel reinforcing bar, merchant bar, and coiled rebar and wire rod. A mill depot is maintained in California.

Results of Operations

         The Company's revenues and operating results by business segment are summarized below (in thousands):

                                                 For the Three Months Ended     For the Six Months Ended
                                                        February 28,                  February 28,
                                                 --------------------------    --------------------------
                                                        1999           1998           1999           1998
                                                 -----------    -----------    -----------    -----------
                                                                       (unaudited)
         REVENUES:
         Scrap Operations:
              Ferrous sales                      $    18,751    $    47,405    $    46,906    $   102,864
              Nonferrous sales                         5,328          5,701         11,237         12,007
              Other sales                              1,955          4,141          5,004          8,595
                                                 -----------    -----------    -----------    -----------
                  Total sales                         26,034         57,247         63,147        123,466

         Ferrous sales to Steel Operations            (9,595)       (13,982)       (21,702)       (28,116)
         Steel Operations                             35,283         38,667         77,443         91,948
                                                 -----------    -----------    -----------    -----------
                  Total                          $    51,722    $    81,932    $   118,888    $   187,298
                                                 ===========    ===========    ===========    ===========

         INCOME (LOSS) FROM OPERATIONS:
         Scrap Operations                        $    (2,326)   $     3,516    $    (2,708)   $    10,903
         Steel Operations                               (473)         1,612          2,443          2,639
         Joint ventures                                 (622)         3,169         (2,293)         6,963
         Corporate expense & eliminations             (1,717)        (1,495)        (3,634)        (3,140)
                                                 -----------    -----------    -----------    -----------
                  Total                          $    (5,138)   $     6,802    $    (6,192)   $    17,365
                                                 ===========    ===========    ===========    ===========

         NET INCOME (LOSS)                       $    (3,921)   $     3,777    $    (5,512)   $    10,066
                                                 ===========    ===========    ===========    ===========

                        SCHNITZER STEEL INDUSTRIES, INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued):

                                                 For the Three Months Ended     For the Six Months Ended
                                                        February 28,                  February 28,
                                                 --------------------------    --------------------------
                                                        1999           1998           1999           1998
                                                 -----------    -----------    -----------    -----------
                                                                       (unaudited)
         SHIPMENTS:
         SCRAP OPERATIONS:
         Ferrous scrap (long tons):
              To Steel Operations                        121            117            261            232
              To unaffiliated customers                  112            248            304            546
                                                 -----------    -----------    -----------    -----------
                  Total                                  233            365            565            778
                                                 ===========    ===========    ===========    ===========

         Export tons                                      63            180            207            429
                                                 ===========    ===========    ===========    ===========

         Nonferrous scrap (pounds)                    16,428         14,386         35,097         29,056
                                                 ===========    ===========    ===========    ===========

         STEEL OPERATIONS:
         Finished steel products (short tons)            114            111            241            260
                                                 ===========    ===========    ===========    ===========


Revenues. Consolidated revenues for the three months ended February 28, 1999 decreased $30.2 million (37%) in comparison with the same quarter last year. For the six months ended February 28, 1999, consolidated revenues decreased $68.4 million (37%) compared with the same period last year. The revenue decreases were attributable to both Scrap and Steel Operations.

Revenues from Scrap Operations, before intercompany eliminations, declined by $31.2 million to $26.0 million for the quarter ended February 28, 1999 compared with the same period last year, reflecting both lower average selling prices and lower volumes. Ferrous scrap revenue decreased $28.7 million (60%). The average selling price of ferrous scrap dropped by $49 per ton to $81. Ferrous scrap shipments were 132,000 tons (36%) lower. For the six months ended February 28, 1999, ferrous scrap revenue declined $56.0 million (54%) to $46.9 million compared with the same period last year. The average selling price of ferrous scrap declined by $49 to $83 per ton and shipments of ferrous scrap were 213,000 tons (27%) lower. Although the impact of the Asian financial crisis on worldwide scrap markets is predominantly responsible for these declines, the reconstruction of the Company's Tacoma dock facilities has also been a contributing factor. During the construction process, which began in November 1998, this facility was only able to ship to the domestic market, thereby further reducing the Company's aggregate export shipments. The dock reconstruction project is nearing completion and the facility resumed its normal export shipment activity in March 1999.

Steel Operations' revenues for the three months ended February 28, 1999 declined $3.4 million (9%) to $35.3 million. While shipments remained at relatively the same level, the average selling price per ton decreased by $39. For the six months ended February 28, 1999, revenues declined $14.5 million (16%) to $77.4 million compared with the same period last year. For this period, shipments of finished steel products declined by 19,000 tons and the average selling price was $16 per ton lower. Lower finished steel selling prices and volumes are primarily a result of competing finished steel being dumped on the West Coast by Asian and other countries. A change in product mix to lower priced products for both the three months and six months ended February 28, 1999 also contributed to the decrease in the average selling prices for these periods.

                        SCHNITZER STEEL INDUSTRIES, INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued):

Cost of Goods Sold. Consolidated cost of goods sold declined $22.1 million (31%) during the second quarter of fiscal 1999 compared with the second quarter of fiscal 1998. Cost of goods sold as a percentage of revenues increased from 89% to 97%. Gross profit of $1.3 million for the quarter was $8.1 million lower than for the same quarter last year resulting from lower margins for both Scrap and Steel Operations. For the six months ended February 28, 1999, consolidated cost of goods sold declined by $54.2 million (33%). Cost of goods sold as a percentage of revenue rose to 94% from 88% during the same period last year. Gross profit of $7.6 million year-to-date represented a decline of $14.2 million from the same period last year and is almost solely due to lower margins generated by Scrap Operations.

For the three months ended February 28, 1999, Scrap Operations' cost of goods sold decreased $25.1 million and as a percentage of revenue increased from 88% to 96%. Scrap Operations' gross profit decreased $6.1 million to $1.0 million. For the six months ended February 28, 1999, cost of goods sold for Scrap Operations decreased by $46.2 million and as a percentage of revenue increased from 86% to 94%. Gross profit for this period declined by $14.1 million to $3.7 million. The lower gross profit for both the three and six months ended February 28, 1999 is attributable to lower selling prices and reduced volumes.

Steel Operations' cost of goods sold for the second quarter of fiscal 1999 was $1.3 million lower than for the same quarter last year. As a percentage of revenue, cost of goods sold increased from 94% to 99%. Cost of sales per ton, excluding billets, declined from $320 to $300. Gross profit declined by $2.1 million to $.3 million, predominantly due to lower average selling prices and shipments partially offset by lower operating costs. Additionally, the Company temporarily shut down one its two rolling mills during most of the quarter partially in response to lower demand as a result of pressure experienced from imported finished steel products. Seasonal demand changes, an effort to reduce existing inventory balances and the achievement of higher productivity also contributed to the decision to shut down the rolling mill. The shutdown resulted in the expensing of certain costs during the quarter that normally would have been capitalized in inventory, further reducing the gross margin. For the six months ended February 28, 1999, cost of goods sold declined $14.5 million and, as a percentage of revenue, remained at 95% compared with the same period last year. Cost of sales per ton, excluding billets, declined from $318 to $298. Although average selling prices declined, scrap and operating costs were also lower, resulting in gross profit of $4.1 million which was unchanged compared with the same period last year.

Income (Loss) from Joint Ventures. The Company's joint ventures generated $83.0 million of revenues and the Company's share of their losses was $.6 million for the quarter ended February 28, 1999. This compares with revenues of $99.0 million and income contributed of $3.2 million for the same period last year. The Joint Ventures in the Scrap Processing Business shipped 634,000 tons this quarter compared with 592,000 tons for the same quarter last year. For the six months ended February 28, 1999, the joint ventures generated revenues of $180.7 million with the Company's share of losses being $2.3 million. For the same period last year, the joint ventures' revenues aggregated $202.5 million and the Company's share of income was $7.0 million. The Joint Ventures in the Scrap Processing Business shipped 1.3 million tons and 1.2 million tons for the six months ended February 28, 1999 and 1998, respectively. A reduction in margins caused by the Asian financial crisis contributed to lower earnings for the Joint Ventures in the Scrap Processing Business. Severe weather conditions in California contributed to lower earnings for the Joint Venture Suppliers of Scrap.

Interest Expense. Interest expense for the three months ended February 28, 1999 increased $.3 million to $1.7 million from the same period last year. For the six months ended February 28, 1999, interest expense increased by $1.0 million to $3.6 million. The increases were primarily a result of increased borrowings, partially offset by the impact of lower interest rates.

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

In response to Year 2000 compliance issues, the Company has developed a systematic approach that consists of the following three phases: (1) identification and assessment of potential Year 2000 issues, (2) modification or replacement of equipment and software, (3) final testing to ensure that all systems are Year 2000 compliant after modifications are installed.

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

The Company has completed the identification and assessment phase.

The Company has completed the modification of equipment at the Corporate Data Processing Facility, the business and financial reporting systems at all locations, personal computers at all locations, and expects the remainder of Phase 2 activities to be complete no later than May 31, 1999, except for Steel Operations which is expected to be complete no later than November 30, 1999.

The Company expects to complete Phase 3 activities by no later than August 31, 1999, except for Steel Operations which is expected to be complete no later than November 30, 1999.

Management estimates that the costs for correction of the Year 2000 issues, including any software and hardware upgrades (but excluding replacements that would have occurred even without the Year 2000 issue), and the cost of personnel allocated to this project should not exceed $1,300,000, of which $1,000,000 is expected to be capital expenditures. Approximately $366,000 has been spent to date. The year 2000 upgrades are being funded through normal operating funds and are expected to account for less than 5% of the Company's Information Technology
(IT), maintenance and manufacturing capital budgets. There can be no assurance that the costs and timeframes above will not change as the Company continues its assessments.

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

                        SCHNITZER STEEL INDUSTRIES, INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued):

Liquidity and Capital Resources. Cash provided by operations for the six months ended February 28, 1999 was $11 million, compared with $9.5 million for the same period last year. The increase in cash flow is primarily attributable to a decrease in inventories, offset partially by lower earnings.

Capital expenditures for the three months ended February 28, 1999 totaled $3.3 million compared with $2.2 million during the same period last year. For the six months ended February 28, 1999 and 1998, capital expenditures totaled $5.6 million and $4.7 million, respectively. The Company anticipates spending approximately $8 million on capital expenditures during the remainder of fiscal 1999.

As a result of certain acquisitions completed in prior years, the Company has $27.6 million of accrued environmental liabilities as of February 28, 1999. The Company expects to require significant future cash outlays as it incurs the actual costs relating to the remediation of such environmental liabilities.

As of February 28, 1999, the Company had an unsecured revolving line of credit totaling $200 million maturing in 2003. The Company had additional unsecured lines of credit available of $85 million, of which $65 million was committed. In the aggregate, the Company had borrowings outstanding under these lines totaling $112.5 million at February 28, 1999.

Pursuant to a stock repurchase program announced by the Company in May 1994 and amended in April 1998, the Company is authorized to repurchase shares of its stock when the market price of the Company's stock is not reflective of management's opinion of an appropriate valuation of the stock. Management believes that repurchasing shares under these conditions enhances shareholder value. As of February 28, 1999, a total of 460,800 shares had been purchased under this program. During the six months ended February 28, 1999, the Company repurchased 12,500 shares of its stock for a total of $189,000. Subsequent to February 28, 1999, the Company repurchased an additional 247,800 shares for a total of $3,017,000.

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

                        SCHNITZER STEEL INDUSTRIES, INC.


                                     PART II


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The 1999 annual meeting of the shareholders was held on January 25, 1999. Holders of 4,433,604 shares of the Company's Class A common stock, entitled to one vote per share, and 4,421,728 shares of the Company's Class B common stock, entitled to ten votes per share, were present in person or by proxy at the meeting.

(b) Leonard Schnitzer, Robert W. Philip, Kenneth M. Novack, Gary Schnitzer, Dori Schnitzer, Carol S. Lewis, Scott Lewis, Jean S. Reynolds, Robert
         S. Ball, William A. Furman, and Ralph R. Shaw were elected directors of the Company.

(c)      The meeting was called for the following purposes:

         1. To elect Leonard Schnitzer, Robert W. Philip, Kenneth M. Novack, Gary Schnitzer, Dori Schnitzer, Carol S. Lewis, Scott Lewis, Jean
              S. Reynolds, Robert S. Ball, William A. Furman, and Ralph R. Shaw as directors of the Company.

              This proposal was approved as follows:
                                                      Votes For   Votes Withheld
                                                      ---------   --------------

              Leonard Schnitzer                      48,024,639         626,245
              Robert W. Philip                       48,023,989         626,895
              Kenneth M. Novack                      48,026,239         624,645
              Gary Schnitzer                         48,024,139         626,745
              Dori Schnitzer                         48,024,172         626,712
              Carol S. Lewis                         48,024,072         624,812
              Scott Lewis                            48,024,639         626,245
              Jean S. Reynolds                       48,026,172         624,712
              Robert S. Ball                         48,024,739         626,145
              William A. Furman                      48,024,639         626,245
              Ralph R. Shaw                          48,024,739         626,145

         2. To approve and ratify the appointment of PricewaterhouseCoopers LLP as the independent auditors of the Corporation.

              This proposal was approved by the stockholders with 48,641,568 votes cast for and 2,626 votes cast against. There were 6,690 abstentions and 0 broker non-votes.

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



Date: April 14, 1999                   By: /s/ BARRY A. ROSEN
      --------------                       -------------------------------------
                                           Barry A. Rosen
                                           Vice President, Finance