Form 10-Q
period 1999-05-31
SCHNITZER STEEL INDUSTRIES INC
filed 1999-07-15
CIK 912603

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 1999 or

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

Yes  [X]  No  [ ]

The Registrant had 5,294,726 shares of Class A Common Stock, par value of $1.00 per share and 4,430,328 shares of Class B Common Stock, par value of $1.00 per share outstanding at July 1, 1999.

                        SCHNITZER STEEL INDUSTRIES, INC.


                                      INDEX
                                      -----


                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

Consolidated Balance Sheet at May 31, 1999
    and August 31, 1998....................................................3

Consolidated Statement of Operations for the Three Months and
    Nine Months Ended May 31, 1999 and 1998................................4

Consolidated Statement of Shareholders' Equity for the
    Year Ended August 31, 1998 and the Nine Months
    Ended May 31, 1999.....................................................5

Consolidated Statement of Cash Flows for the
    Nine Months Ended May 31, 1999 and 1998................................6

Notes to Financial Statements..............................................7

Management's Discussion and Analysis of
   Financial Condition and Results of Operations..........................12


PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K..........................................18

SIGNATURE PAGE............................................................19

                        SCHNITZER STEEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except per share amounts)


                                                                          May 31, 1999     August 31, 1998
                                                                          ------------     ---------------
                                                                           (Unaudited)        (Audited)
                                 ASSETS
CURRENT ASSETS:
     Cash                                                                 $      2,468        $      3,800
     Accounts receivable, less allowance for
        doubtful accounts of $638 and $645                                      22,323              26,161
     Accounts receivable from related parties                                    2,030               3,428
     Inventories (Note 2)                                                       94,267             103,136
     Deferred income taxes                                                       5,723               5,723
     Prepaid expenses and other                                                  6,260               8,020
                                                                          ------------        ------------
            TOTAL CURRENT ASSETS                                               133,071             150,268
                                                                          ------------        ------------

NET PROPERTY, PLANT AND EQUIPMENT                                              138,059             142,582
                                                                          ------------        ------------

OTHER ASSETS:
     Investment in joint venture partnerships                                   99,283             103,494
     Advances to joint venture partnerships                                     22,142              23,957
     Goodwill                                                                   40,291              41,017
     Intangibles and other                                                      11,407              10,022
                                                                          ------------        ------------

                                                                          $    444,253        $    471,340
                                                                          ============        ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt                                    $        174        $        168
     Accounts payable                                                           15,922              19,056
     Accrued payroll liabilities                                                 5,523               5,603
     Current portion of environmental liabilities (Note 4)                       5,103               5,552
     Other accrued liabilities                                                   7,675               8,781
                                                                          ------------        ------------
             TOTAL CURRENT LIABILITIES                                          34,397              39,160
                                                                          ------------        ------------

DEFERRED INCOME TAXES                                                           24,668              24,619
                                                                          ------------        ------------
LONG-TERM DEBT LESS CURRENT PORTION                                            129,393             140,236
                                                                          ------------        ------------
ENVIRONMENTAL LIABILITIES,
     NET OF CURRENT PORTION (Note 4)                                            19,749              22,749
                                                                          ------------        ------------
OTHER LONG-TERM LIABILITIES                                                      2,953               3,140
                                                                          ------------        ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock--20,000 shares authorized, none issued
     Class A common stock--75,000 shares $1 par value
         authorized, 5,295 and  5,555 shares issued and outstanding              5,295               5,555
     Class B common stock--25,000 shares $1 par value
         authorized, 4,431 and 4,431 shares issued and outstanding               4,431               4,431
     Additional paid-in capital                                                102,179             105,124
     Retained earnings                                                         121,188             126,326
                                                                          ------------        ------------
                                                                               233,093             241,436
                                                                          ------------        ------------

                                                                          $    444,253        $    471,340
                                                                          ============        ============

         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)

                                   (unaudited)


                                                     For The Three Months Ended      For The Nine Months Ended
                                                               May 31,                        May 31,
                                                           1999            1998           1999            1998
                                                     ----------      ----------     ----------      ----------
REVENUES                                             $   66,639      $   80,918     $  185,526      $  268,216
                                                     ----------      ----------     ----------      ----------
COSTS AND EXPENSES:
      Cost of goods sold and
             other operating expenses (Note 4)           58,945          70,913        170,203         236,402
      Selling and administrative                          6,093           5,903         17,620          17,315
                                                     ----------      ----------     ----------      ----------
                                                         65,038          76,816        187,823         253,717
                                                     ----------      ----------     ----------      ----------

INCOME (LOSS) FROM JOINT VENTURES                           893           1,417         (1,401)          8,380
                                                     ----------      ----------     ----------      ----------

INCOME (LOSS) FROM OPERATIONS                             2,494           5,519         (3,698)         22,879
                                                     ----------      ----------     ----------      ----------

OTHER INCOME (EXPENSE):
      Interest expense                                   (1,800)         (1,849)        (5,447)         (4,537)
      Other income (Note 5)                               2,297             283          3,785           1,096
                                                     ----------      ----------     ----------      ----------
                                                            497          (1,566)        (1,662)         (3,441)
                                                     ----------      ----------     ----------      ----------

INCOME (LOSS) BEFORE INCOME TAXES                         2,991           3,953         (5,360)         19,438

Income tax (provision) benefit                           (1,136)         (1,384)         1,703          (6,803)
                                                     ----------      ----------     ----------      ----------

NET INCOME (LOSS)                                    $    1,855      $    2,569     $   (3,657)     $   12,635
                                                     ==========      ==========     ==========      ==========


BASIC EARNINGS (LOSS) PER SHARE                      $     0.19      $     0.26     $    (0.37)     $     1.25
                                                     ==========      ==========     ==========      ==========

DILUTED EARNINGS (LOSS) PER SHARE                    $     0.19      $     0.26     $    (0.37)     $     1.25
                                                     ==========      ==========     ==========      ==========


         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                   (unaudited)


                                               Class A                  Class B
                                             Common Stock             Common Stock        Additional
                                        ----------------------   ----------------------      Paid-in     Retained
                                           Shares       Amount      Shares       Amount      Capital     Earnings        Total
                                        ---------   ----------   ---------   ----------   ----------   ----------   ----------
BALANCE AT 8/31/96                          5,773   $    5,773       4,575   $    4,575   $  113,747   $   99,718   $  223,813

Class B common stock converted
    to Class A common stock                   130          130        (130)        (130)
Class A common stock repurchased             (166)        (166)                               (3,753)                   (3,919)
Net income                                                                                                 21,225       21,225
Dividends paid                                                                                             (2,058)      (2,058)
                                        ---------   ----------   ---------   ----------   ----------   ----------   ----------

BALANCE AT 8/31/97                          5,737        5,737       4,445        4,445      109,994      118,885      239,061

Net Income
Class B common stock converted
    to Class A common stock                    14           14         (14)         (14)
Class A common stock repurchased             (196)        (196)                               (4,870)                   (5,066)
Net Income                                                                                                  9,448        9,448
Dividends paid                                                                                             (2,007)      (2,007)
                                        ---------   ----------   ---------   ----------   ----------   ----------   ----------

BALANCE AT 8/31/98                          5,555        5,555       4,431        4,431      105,124      126,326      241,436

Class A common stock repurchased             (260)        (260)                               (2,945)                   (3,205)
Net loss                                                                                                   (3,657)      (3,657)
Dividends paid                                                                                             (1,481)      (1,481)
                                        ---------   ----------   ---------   ----------   ----------   ----------   ----------
BALANCE AT 5/31/99                          5,295   $    5,295       4,431   $    4,431   $  102,179   $  121,188   $  233,093
                                        =========   ==========   =========   ==========   ==========   ==========   ==========


         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                   (unaudited)
                                                              For The Nine Months Ended
                                                                       May 31,
                                                             --------------------------
                                                                   1999            1998
                                                             ----------      ----------
OPERATIONS:
     Net income                                              $   (3,657)     $   12,635
     Noncash items included in income:
        Depreciation and amortization                            13,473          14,123
        Deferred income taxes                                                      (292)
        Equity in earnings of joint ventures
           and other investments                                  1,401          (8,380)
        Gain on disposal of assets                               (1,300)           (113)
        Environmental reserve reversal                           (1,904)
     Cash provided (used) by assets and liabilities:
        Accounts receivable                                       5,291           1,683
        Inventories                                               8,895          (9,352)
        Prepaid expenses and other                                1,510          (2,608)
        Accounts payable                                         (3,196)         (3,783)
        Accrued expenses                                         (1,202)           (427)
        Environmental liabilities                                  (875)         (2,135)
        Other assets and liabilities                             (1,117)         (1,491)
                                                             ----------      ----------

     NET CASH PROVIDED (USED) BY OPERATIONS                      17,319            (140)
                                                             ----------      ----------

INVESTMENTS:
     Capital expenditures                                        (8,400)         (7,512)
     Advances from (to) joint ventures                            1,815         (10,809)
     Investments in joint ventures                                  (20)        (17,103)
     Distributions from joint ventures                            2,132           3,004
     Proceeds from sale of assets                                 2,994           2,986
     Other                                                                       (1,205)
                                                             ----------      ----------

     NET CASH USED BY INVESTMENTS                                (1,479)        (30,639)
                                                             ----------      ----------

FINANCING:
     Repurchase of Class A common stock                          (3,205)         (5,066)
     Dividends declared and paid                                 (1,481)         (1,507)
     (Decrease) increase in long-term debt                      (12,700)         36,200
     Reduction in long-term debt                                    214            (288)
                                                             ----------      ----------

     NET CASH (USED) PROVIDED BY FINANCING                      (17,172)         29,339
                                                             ----------      ----------

NET DECREASE  IN CASH                                            (1,332)         (1,440)

CASH AT BEGINNING OF PERIOD                                       3,800           3,106
                                                             ----------      ----------

CASH AT END OF PERIOD                                        $    2,468      $    1,666
                                                             ==========      ==========


         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 1999 and 1998
                    (in thousands, except per share amounts)
                                   (Unaudited)


Note 1 - Summary Of Significant Accounting Policies:

         Basis of Presentation
         ---------------------

         The accompanying unaudited interim financial statements of Schnitzer Steel Industries, Inc. (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the fiscal year ended August 31, 1998. The results for the nine months ended May 31, 1999 are not necessarily indicative of the results of operations for the entire year.


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

                                                  Three Months Ended May 31, 1999
                                            -------------------------------------------
                                              Income           Shares         Per-share
                                            (Numerator)     (Denominator)      Amount
                                            -----------     -------------     ---------
                Basic EPS                    $   1,855            9,783       $    0.19
                                                                              =========
                Options                             --               14
                                             ---------        ---------
                Diluted EPS                  $   1,855            9,797       $    0.19
                                             =========        =========       =========


                                                  Three Months Ended May 31, 1998
                                            -------------------------------------------
                                              Income           Shares         Per-share
                                            (Numerator)     (Denominator)      Amount
                                            -----------     -------------     ---------
                Basic EPS                    $   2,569            9,985       $    0.26
                                                                              =========
                Options                             --               62
                                             ---------        ---------
                Diluted EPS                  $   2,569           10,047       $    0.26
                                             =========        =========       =========

                        SCHNITZER STEEL INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 1999 and 1998
                    (in thousands, except per share amounts)
                                   (Unaudited)


                                                  Three Months Ended May 31, 1999
                                            -------------------------------------------
                                               Loss            Shares         Per-share
                                            (Numerator)     (Denominator)      Amount
                                            -----------     -------------     ---------
                Basic EPS                    $  (3,657)           9,910       $   (0.37)
                                                                              =========
                Options                             --                7
                                             ---------        ---------
                Diluted EPS                  $  (3,657)           9,917       $   (0.37)
                                             =========        =========       =========


                                                  Three Months Ended May 31, 1998
                                            -------------------------------------------
                                              Income           Shares         Per-share
                                            (Numerator)     (Denominator)      Amount
                                            -----------     -------------     ---------
                Basic EPS                    $  12,635           10,070       $    1.25
                                                                              =========
                Options                             --               71
                                             ---------        ---------
                Diluted EPS                  $  12,635           10,141       $    1.25
                                             =========        =========       =========


Note 2 - Inventories:

         Inventories consist of the following (in thousands):

                                               May 31, 1999     August 31, 1998
                                                 (Unaudited)           (Audited)
                                               ------------     ---------------
                  Scrap metals                   $   24,004          $   28,952
                  Work in process                    23,863              13,192
                  Finished goods                     31,069              44,276
                  Supplies                           15,331              16,716
                                                 ----------          ----------

                                                 $   94,267          $  103,136
                                                 ==========          ==========

         Scrap metal inventories are valued at LIFO; the remainder are at FIFO. Interim LIFO calculations are based on the Company's estimates of expected year-end inventory levels and costs. The cost of scrap metal inventories exceeded the stated LIFO value by $5,811 at May 31, 1999 and August 31, 1998.

                        SCHNITZER STEEL INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 1999 and 1998
                    (in thousands, except per share amounts)
                                   (Unaudited)


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


         Transactions Affecting Cost of Goods Sold and Other Operating Expenses
         ----------------------------------------------------------------------

         The Company charters several vessels from related shipping companies to transport scrap metal to foreign markets. In 1993, the Company signed a five-year time-charter agreement for one vessel. The agreement guaranteed the ship owner a residual market value of $2,500 at the end of the time-charter. Upon expiration of the time charter, the Company paid the guaranteed residual and entered into an additional five-year time charter. The Company has accounted for the transaction as a capital lease, as ownership of the vessel is transferred at expiration of the time-charter. The Company entered into two additional seven-year time-charters in May 1995 for other vessels. No charges were incurred for these charters for the three months ended May 31, 1999. Charges incurred for these charters were $1,522 for the three months ended May 31, 1998, and $1,754 and $5,836 for the nine months ended May 31, 1999 and 1998, respectively.

         The Company purchased scrap metals from certain of its joint venture operations totaling $2,888 and $4,452 for the three months ended May 31, 1999 and 1998, respectively, and $7,692 and $12,307 for the nine months ended May 31, 1999 and 1998, respectively.

         The Company leases certain land and buildings from a real estate company which is a related entity. The rent expense was $398 and $338 for the three months ended May 31, 1999 and 1998, respectively, and $1,209 and $998 for the nine months ended May 31, 1999 and 1998, respectively.


         Transactions Affecting Selling and Administrative Expenses
         ----------------------------------------------------------

         The Company performs some administrative services and provides operation and maintenance of management information systems for certain related parties. These services are charged to the related parties based upon costs plus a 15% margin for overhead and profit. The administrative charges totaled $361 and $233 for the three months ended May 31, 1999 and 1998, respectively, and $830 and $969 for the nine months ended May 31, 1999 and 1998, respectively.

         Transactions Affecting Other Income (Expense)
         ---------------------------------------------

         The vessels discussed above are periodically sub-chartered to third parties. In this case, a related shipping agency company acts as the Company's agent in the collection of income and payment of expenses related to sub-charter activities. Charges incurred for these sub-charters for the three months ended May 31, 1999 and 1998 were $1,588 and $123, respectively, offset by income of $1,550 for the three months ended May 31, 1999. There was no subcharter income for the three months ended May 31, 1998. For the nine months ended May 31, 1999 and 1998 charges incurred for sub-charter activity were $3,317 and $743, respectively, offset by income of $3,200 and $408, respectively.

                        SCHNITZER STEEL INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 1999 and 1998
                    (in thousands, except per share amounts)
                                   (Unaudited)


Note 4 - Environmental Liabilities:

         In conjunction with the due diligence proceedings for the Company's acquisition of Manufacturing Management, Inc. (MMI) in March 1995, the Company hired an independent third-party consultant to estimate the costs to cure both current and future potential environmental liabilities. The cumulative provision for the total costs specified in the consultant's report was included in MMI's statement of operations prior to its acquisition by the Company. This reserve was carried over to the Company's balance sheet and at May 31, 1999 aggregated $18,200.

         General Metals of Tacoma (GMT), a subsidiary of MMI, owns and operates a scrap facility located in the State of Washington on the Hylebos Waterway, a part of Commencement Bay, which is the subject of an ongoing environmental investigation and remediation project by the U.S. Environmental Protection Agency (EPA) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). GMT and well over 60 other parties were named potentially responsible parties (PRP) for the investigation and clean up of contaminated sediment along the Hylebos Waterway. GMT and five other PRPs voluntarily have entered into an Administrative Order on Consent with the EPA to fund a pre-remedial study of sediment contamination and remediation alternatives. GMT's share of the study, which is now expected to be completed in late 1999, is approximately $2,000 and is included in the reserve above. Any further potential liabilities, if any, cannot be estimated at this time.

         In 1996, prior to the Company's acquisition of Proler International Corp. (Proler), the Company engaged an independent third-party consultant to estimate the costs to cure present and future environmental liabilities related to Proler's wholly owned and joint venture properties. Proler recorded a liability of $8,600 for the probable costs to remediate its wholly owned properties based upon the consultant's estimates, increasing its environmental reserve to $9,800. The Company carried over the aggregate reserve to its financial statements upon acquiring Proler and $6,600 remained outstanding on May 31, 1999. Also, Proler's joint ventures recorded additional liabilities of $4,100 for the probable costs to remediate their properties, based upon the consultant's estimates, in 1996 prior to the Company's acquisition of Proler.

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

         As part of the Proler acquisition, the Company became a fifty-percent owner of Hugo Neu-Proler Company (HNP). HNP has agreed, as part of its 1996 lease renewal with the Port of Los Angeles, to be responsible for a multi-year, phased remedial clean-up project involving certain environmental conditions on its scrap processing facility at its Terminal Island site in Los Angeles, California, to be completed by the year 2001. Remediation will include limited excavation and treatment of contaminated soils, paving, installation of a stormwater management system, construction of a noise barrier and perimeter wall around the facility, and groundwater monitoring. The probable costs to remediate this property are included in the aforementioned reserve.

                        SCHNITZER STEEL INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 1999 and 1998
                    (in thousands, except per share amounts)
                                   (Unaudited)


         During the third quarter of fiscal 1999, the Company engaged an independent consultant to review the Company's environmental issues and to perform a periodic assessment of its remaining potential liabilities. Based upon additional remediation investigation, certain previously established reserves were eliminated. As a result, cost of goods sold for the quarter ended May 31, 1999 was lowered by the $1,900 reversal of these reserves.


Note 5 - Other Income:

         The Company sold its Union City, California mill depot in March 1999, recognizing a gain of $1,200. Additionally, the Company received a $1,000 settlement as a result of antitrust litigation related to graphite electrodes pricing which was recognized in May 1999. Both of these items are included in other income in the accompanying consolidated statement of operations.


Note 6 - Disposal of Lathrop, California Facility:

         In May 1998, the Company disposed of a tin scrap processing facility in Lathrop, California. The facility was acquired as part of the acquisition of Proler International Corp. The sale resulted in a gain of $1,100, of which $800 was recorded as a reduction in cost of goods sold and $300 as a gain on sale of assets for the three months ended May 31, 1998.

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

Results of Operations

         The Company's revenues and operating results by business segment are summarized below (in thousands):

                                              For the Three Months Ended         For the Nine Months Ended
                                             -----------------------------     -----------------------------
                                             May 31, 1999     May 31, 1998     May 31, 1999     May 31, 1998
                                             ------------     ------------     ------------     ------------
                                                                       (unaudited)
         REVENUES:
         Scrap Operations:
             Ferrous sales                     $   22,496       $   40,497       $   69,402       $  143,361
             Nonferrous sales                       7,259            7,998           18,496           20,005
             Other sales                            2,133            3,672            7,137           12,267
                                               ----------       ----------       ----------       ----------
                 Total sales                       31,888           52,167           95,035          175,633

         Ferrous sales to Steel Operations        (11,830)         (16,430)         (33,532)         (44,546)
         Steel Operations                          46,581           45,181          124,023          137,129
                                               ----------       ----------       ----------       ----------
                 Total                         $   66,639       $   80,918       $  185,526       $  268,216
                                               ==========       ==========       ==========       ==========

         INCOME  (LOSS) FROM OPERATIONS:
         Scrap Operations                      $    2,118       $    2,746       $     (590)      $   13,646
         Steel Operations                           1,163            3,137            3,607            5,775
         Joint ventures                               893            1,417           (1,401)           8,380
         Corporate expense & eliminations          (1,680)          (1,781)          (5,314)          (4,922)
                                               ----------       ----------       ----------       ----------
                 Total                         $    2,494       $    5,519       $   (3,698)      $   22,879
                                               ==========       ==========       ==========       ==========

         NET INCOME (LOSS)                     $    1,855       $    2,569       $   (3,657)      $   12,635
                                               ==========       ==========       ==========       ==========

                        SCHNITZER STEEL INDUSTRIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):


                                              For the Three Months Ended         For the Nine Months Ended
                                             -----------------------------     -----------------------------
                                             May 31, 1999     May 31, 1998     May 31, 1999     May 31, 1998
                                             ------------     ------------     ------------     ------------
                                                                       (unaudited)
         SHIPMENTS:
         SCRAP OPERATIONS
         Ferrous scrap (long tons):
             To Steel Operations                      148              148              408              379
             To unaffiliated customers                132              200              437              746
                                               ----------       ----------       ----------       ----------
                       Total                          280              348              845            1,125
                                               ==========       ==========       ==========       ==========

         Export tons                                   84              117              292              547
                                               ==========       ==========       ==========       ==========

         STEEL OPERATIONS
         Finished steel products (short tons)         159              131              400              392
                                               ==========       ==========       ==========       ==========

         Revenues. Consolidated revenues for the three months ended May 31, 1999 decreased $14.3 million (18%) in comparison with the same quarter last year. For the nine months ended May 31, 1999, consolidated revenues decreased $82.7 million (31%) compared with the same period last year.

         Revenues from Scrap Operations, before intercompany eliminations, declined by $20.3 million to $31.9 million for the quarter ended May 31, 1999 compared with the same period last year, reflecting both lower average selling prices and lower volumes. Ferrous scrap revenue decreased $18.0 million (44%) to $22.5 million. The average selling price of ferrous scrap dropped by $36 per ton to $80. Ferrous scrap shipments were 68,000 tons (20%) lower. For the nine months ended May 31, 1999, ferrous scrap revenue decline $74.0 million (52%) to $69.4 million compared with the same period last year. For this period, the average selling price of ferrous scrap declined by $45 per ton to $82 and shipments of ferrous scrap were 280,000 tons (25%) lower compared with the same period last year. The impact of the Asian financial crisis on worldwide scrap markets is predominantly responsible for these declines. Additionally, the reconstruction of the Company's Tacoma dock facilities also contributed to lower shipments, primarily during the second quarter of fiscal 1999. During the construction project, which began in November 1998, this facility was only able to ship to the domestic market, thereby further reducing the Company's aggregate export shipments. The dock reconstruction program was completed and the facility resumed its normal export shipment activity in March 1999.

         Steel Operations' revenues for the three months ended May 31, 1999 of $46.6 million represented an improvement of $1.4 million (3%) over the same quarter last year. Although the average selling price for finished steel products declined by $52 per ton to $293, volume increased by 21% to 159,000 tons. For the nine months ended May 31, 1999, revenues declined $13.1 million (10%) to $124.0 million compared with the same period last year while volume remained relatively unchanged. For this period, the lower revenue level was driven by lower average selling prices. The average selling price, excluding billets, declined by $30 per ton to $310. Lower finished steel selling prices are primarily a result of competing finished steel being dumped on the West Coast by Asian and other countries. A change in product mix to lower priced products for both the three and nine months ended May 31, 1999 also contributed to the decrease in average selling prices for these periods.

                        SCHNITZER STEEL INDUSTRIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):


         Cost of Goods Sold. Consolidated cost of goods sold declined $12.0 million (17%) during the third quarter of fiscal 1999 compared with the same quarter in fiscal 1998. Netted against cost of goods sold and operating expenses for the quarter ended May 31, 1999 is a $1.9 million reversal of a previously established environmental reserve. Cost of goods sold as a percentage of revenues remained unchanged at 88%. Gross profit for the quarter of $7.7 million was $2.3 million lower than for the same quarter last year resulting from lower margins for both Scrap and Steel Operations. For the nine months ended May 31, 1999, consolidated cost of goods sold declined by $66.2 million (28%). Cost of goods sold as a percentage of revenue rose to 92% from 88% during the same period last year. Gross profit year-to-date of $15.3 million represented a decline of $16.5 million from the same period last year and is predominantly attributable to lower margins generated by Scrap Operations.

         For the three months ended May 31, 1999, Scrap Operations' cost of goods sold decreased $20.0 million and as a percentage of revenue improved from 88% to 82%. Scrap Operations' gross profit declined $.3 million to $5.8 million. For the nine months ended May 31, 1999, cost of goods sold for Scrap Operations decreased by $66.2 million and as a percentage of revenue increased from 87% to 90%. Gross profit for this period declined by $14.4 million to $9.4 million. The lower gross profit for both the three and nine months ended May 31, 1999 is attributable to lower selling prices and reduced volumes.

         As mentioned above, cost of goods sold for the third quarter of fiscal 1999 was lowered by a $1.9 million reversal of environmental reserves. An independent consultant was engaged to review the Company's environmental issues and to perform a periodic assesment of its remaining potential liabilities. Based upon additional remediation investigation, certain previously established reserves were eliminated. As part of its acquisition of Proler International Corp in November 1996, the Company acquired a tin scrap processing facility in Lathrop, California that was sold in May 1998. The Company had recorded an environmental reserve for the property when it was acquired. The remaining reserve was reversed upon sale of the facility. The sale resulted in a gain of $1.1 million, of which $.8 million is recorded as a reduction of cost of goods sold and $.3 million as gain on sale of assets for the three months ended May 31, 1998.

         Steel Operations' cost of goods sold for the third quarter of fiscal 1999 was $3.5 million higher than for the same quarter last year. As a percentage of revenue, cost of goods sold increased from 91% to 96%. Cost of goods sold per ton, excluding billets, declined from $308 to $277, primarily due to lower scrap prices. Gross profit declined by $2.1 million to $2.0 million, predominantly due to lower average selling prices, partially offset by lower operating costs. For the nine months ended May 31, 1999, cost of goods sold declined $11.0 million and, as a percentage of revenue, increased from 94% to 95%. Cost of goods sold per ton, excluding billets, decreased from $314 to $290, again, predominantly due to lower scrap prices. Although operating costs per ton declined, the reduction in average selling prices more than offset them, resulting in gross profit of $6.1 million which was $2.1 million lower than for the same period last year.

         Income (Loss) from Joint Ventures. The Company's joint ventures generated revenues of $97.4 million and the Company's share of their income was $.9 million for the quarter ended May 31, 1999. This compares with revenues of $79.0 million and income contributed of $1.4 million for the same period last year. The Joint Ventures in the Scrap Processing Business shipped 730,000 tons this

                        SCHNITZER STEEL INDUSTRIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

         quarter compared with 601,000 tons for the same quarter last year. For the nine months ended May 31, 1999, the joint ventures generated revenues of $278.1 million, with the Company's share of losses being $1.4 million. For the same period last year, the joint ventures' revenues aggregated $281.5 million and the Company's share of income was $8.4 million. The Joint Ventures in the Scrap Processing Business shipped 2.1 million tons and 1.8 million tons for the nine months ended May 31, 1999 and 1998, respectively. The increase in shipments was partially due to expanded joint venture interests. A reduction in margins caused by the Asian financial crisis contributed to lower earnings for the Joint Ventures in the Scrap Processing Business. The Joint Venture Suppliers of Scrap contributed $.7 million for the quarter ended May 31, 1999, compared with $1.0 million for the same quarter last year. For the nine months ended May 31, 1999, the Company's share of income from its Joint Venture Suppliers of Scrap was $1.5 million compared with $2.6 million last year during the same period. Severe weather conditions in California, primarily during the second quarter of fiscal 1999, contributed to lower earnings for the Joint Venture Suppliers of Scrap during the nine months ended May 31, 1999.

         During the three months ended May 31, 1999, the Joint Ventures in the Scrap Processing Business received refunds of harbor maintenance fees paid in prior years, which were subsequently determined to be illegally charged by the U.S. government. The Company's share of such refunds aggregated $.7 million and is included in income from joint ventures for that period.


         Interest Expense. Interest expense for the three months ended May 31, 1999 decreased $.1 million to $1.8 million due to lower average borrowings and lower interest rates. For the nine months ended May 31, 1999, interest expense increased by $.9 million to $5.4 million. The increase was due to increased average borrowings for the year to date, partially offset by lower average interest rates.


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

         The Company has divided its Year 2000 issues into the following categories: (a) physical hardware and related operating systems at the Corporate Data Processing Facility, (b) business and financial reporting systems at all locations, (c) personal computers and peripheral equipment at all locations, (d) facility and support systems (including communication devices and safety systems) at all locations,
         (e) manufacturing systems at Cascade Steel Rolling Mills, (f) business systems for Pick-N-Pull, the Company's self-service auto dismantling joint venture.

         The Company has completed the identification and assessment phase.

         The Company has completed the modification of equipment at the Corporate Data Processing Facility, the business and financial reporting systems at all locations, personal computers at all locations, and the remainder of Phase 2 activities, except for Steel Operations and Pick-N-Pull, which are expected to

                        SCHNITZER STEEL INDUSTRIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

         be complete no later than November 30, 1999.

         The Company expects to complete Phase 3 activities by no later than August 31, 1999, except for Steel Operations and Pick-N-Pull, which are expected to be complete no later than November 30, 1999.

         Management estimates that the costs for correction of the Year 2000 issues, including any software and hardware upgrades (but excluding replacements that would have occurred even without the Year 2000 issue), and the cost of personnel allocated to this project should not exceed $1,300,000, of which $1,000,000 is expected to be capital expenditures. Approximately $445,000 has been spent to date. The Year 2000 upgrades are being funded through normal operating funds and are expected to account for less than 5% of the Company's Information Technology (IT), maintenance and manufacturing capital budgets. There can be no assurance that the costs and timeframes above will not change as the Company continues its assessments.

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


         Liquidity and Capital Resources. Cash provided by operations for the nine months ended May 31, 1999 was $17.3 million, compared with cash used by operations of $.1 million for the same period last year. The increase in cash flow is primarily attributable to the reduction of inventories and accounts receivable compared to the same period last year.

         Capital expenditures for the three months ended May 31, 1999 totaled $2.8 million which was the same as for the same period last year. For the nine months ended May 31, 1999 and 1998, capital expenditures totaled $8.4 million and $7.5 million, respectively. The Company anticipates spending approximately $5.2 million on capital expenditures during the remainder of fiscal 1999.

         As a result of certain acquisitions, the Company carries environmental reserves totaling $24.9 million. The Company expects to require significant future cash outlays as it incurs the actual costs related to the remediation of such environmental liabilities.

         As of May 31, 1999, the Company had an unsecured revolving line of credit totaling $200 million maturing in 2003. The Company had additional unsecured lines of credit available of $85 million, of which $65 million was committed. In the aggregate, the Company had borrowings outstanding under these lines totaling $117.4 million at May 31, 1999.

                        SCHNITZER STEEL INDUSTRIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

         Pursuant to a stock repurchase program announced by the Company in May 1994 and amended in April 1998, the Company is authorized to repurchase up to 1.6 million shares of its stock when the market price of the Company's stock is not reflective of management's opinion of an appropriate valuation of the stock. Management believes that repurchasing shares under these conditions enhances shareholder value. As of May 31, 1999, a total of 708,600 shares had been purchased under this program. During the nine months ended May 31, 1999, the Company repurchased 260,300 shares of its stock for a total of $3.2 million.

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


         Forward Looking Statements. Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, all of which are subject to risks and uncertainties. One can generally identify these forward-looking statements through the use of words such as "expect," "believe," and other words which convey a similar meaning. One can also identify these statements as they do not relate strictly to historical or current facts. They are likely to address the Company's business strategy, financial projections and results and other global factors affecting the Company's financial prospects. An example of this is the current financial crisis facing certain Asian and other countries. Other factors that could cause actual results to differ materially are the following: supply and demand conditions; the Company's ability to mitigate the effects of the Asian situation and foreign fiscal policies on its profitability; competitive factors and pricing pressures from national steel companies; imports of foreign steel; availability of scrap supply; fluctuations in scrap prices and seasonality of results. One should understand that it is not possible to predict or identify all factors that could cause actual results to differ from the Company's forward looking statements. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. Further, the Company does not assume any obligation to update any forward-looking statement.

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



Date:  July 15, 1999                   By: /s/ BARRY A. ROSEN
       -------------                       -------------------------------------
                                           Barry A. Rosen
                                           Vice President, Finance