Form 10-K
period 1999-08-31
SCHNITZER STEEL INDUSTRIES INC
filed 1999-11-29
CIK 912603

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

    For the fiscal year ended August 31, 1999 Commission File Number 0-22496

                        SCHNITZER STEEL INDUSTRIES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

        OREGON                                       93-0341923
        ------                                       ----------
(State of Incorporation)                  (I.R.S. Employer Identification No.)

3200 N.W. Yeon Ave., P.O. Box 10047
  Portland, OR                                       97296-0047
  ------------                                       -----------
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

The aggregate market value and the number of voting shares of the registrant's common stock outstanding on September 30, 1999 was:


                                        Shares Outstanding Held By                     Market Value
Title of Each Class                     --------------------------                          Held By
  of Common Stock                 Affiliates             Non-Affiliates              Non-Affiliates
---------------------             ----------             --------------              --------------
Class A, $1 par value                255,800                  5,038,926                 $91,960,400
Class B, $1 par value              4,430,328                          0                         N/A

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated herein by reference in Part III.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)



                                TABLE OF CONTENTS


PART     ITEM                                                               PAGE

I        1.    BUSINESS........................................................3
                 Overview......................................................3
                 Business Strategy.............................................3
                 Metals Recycling Business.....................................5
                 Joint Ventures................................................8
                 Steel Manufacturing Business..................................9
                 Environmental Matters........................................13
                 Employees....................................................16

         2.    PROPERTIES.....................................................16
         3.    LEGAL PROCEEDINGS..............................................17
         4.    SUBMISSION OF MATTERS TO A VOTE
                 OF SECURITY HOLDERS..........................................17
         4(a). EXECUTIVE OFFICERS OF THE REGISTRANT...........................17

II       5.    MARKET FOR REGISTRANT'S COMMON STOCK AND
                 RELATED STOCKHOLDER MATTERS..................................19
         6.    SELECTED FINANCIAL DATA........................................20
         7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS..........................21
         7(a)  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                 ABOUT MARKET RISK............................................28
         8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................29
         9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE.......................54

III      10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE
                 REGISTRANT...................................................54
         11.   EXECUTIVE COMPENSATION.........................................54
         12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNERS AND MANAGEMENT........................................54
         13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................54

IV       14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                 REPORTS ON FORM 8-K..........................................55

                        SCHNITZER STEEL INDUSTRIES, INC.
                                   FORM 10-K
                               PART I (CONTINUED)


                                     PART I

ITEM 1. BUSINESS

Overview
--------

Schnitzer Steel Industries, Inc. (the Company) collects, processes and recycles metals (the Metals Recycling Business) and manufactures finished steel products by operating one of the largest metals recycling businesses in the United States and a technologically advanced steel mini-mill (the Steel Manufacturing Business). As a result of its vertically integrated business, the Company is able to transform auto bodies and other unprocessed metals into finished steel products. The Company believes that its Metals Recycling and Steel Manufacturing Businesses are cost competitive in their markets.

The Company's Metals Recycling Business has collection and processing facilities in Portland, Eugene, White City, Grants Pass and Bend, Oregon, Oakland, Sacramento and Fresno, California, Tacoma and Pasco, Washington, Anchorage, Alaska, and Reno, Nevada. Additionally, through joint ventures, the Company participates in the management of an additional 28 metals recycling collection and processing facilities, including export terminals in Los Angeles, California, Everett, Massachusetts, Portland, Maine, Providence, Rhode Island and Jersey City, New Jersey. It also has other joint venture yards in Salem, Oregon and Caldwell, Idaho. The Company believes that the Metals Recycling Business has a strong competitive position in its markets due to significant economies of scale, low cost metals processing and handling methods, and deep water terminal facilities which provide efficient and flexible access to both domestic and foreign steel producers.

The Company's Steel Manufacturing Business is conducted by Cascade Steel Rolling Mills, Inc., a wholly owned subsidiary acquired in 1984. The Steel Manufacturing Business produces steel reinforcing bar (rebar), coiled rebar, wire rod, merchant bar, fence posts, specialty sections and grape stakes. The Company believes that the Steel Manufacturing Business has a strong competitive position in its market due to its readily available source of recycled metals, efficient production processes, state-of-the-art technology, well-located shipping and transportation facilities, and proximity to California and other major western markets.


Business Strategy
----------------

The Company's business strategy emphasizes continued growth of the ferrous recycled metals business through additive acquisitions and joint ventures, and maintaining its status as a low-cost producer of both recycled metal and finished steel products through investments in state-of-the-art manufacturing equipment and increased production efficiencies.

The Company considers itself, first and foremost, a ferrous metals recycling company, with historically over 60% of its operating income, before corporate expenses and eliminations, derived from the Metals Recycling Business which is one of the leading processors in each of the markets in which it operates. Future capital expenditures will focus largely on increasing the Company's position as one of the premier recycled metals processors in the country.

Until the recent turmoil in the recycled metals market caused by the Asian financial crisis, the Company was able to react to changing market conditions by adjusting the price it pays for unprocessed metals. The Company enters into sales contracts by selling forward 45 to 90 days and purchases unprocessed metals on a daily basis. The typical supplier is a relatively small, local business or manufacturer who sells unprocessed metals in limited quantities. The typical supplier generally does not have the ability to inventory material and therefore lacks the market leverage to influence prices. By knowing the price for which the processed material will be sold and the costs involved in processing the metals, the Company is generally able to take advantage of this differential in timing between purchases and sales and

                        SCHNITZER STEEL INDUSTRIES, INC.
                                   FORM 10-K
                               PART I (CONTINUED)


negotiate prices with suppliers that secure profitable transactions. The Asian financial crisis caused recycled metals selling prices to drop faster than the Company was able to drop purchase prices for unprocessed metals. Also, in order to ensure an adequate inflow of unprocessed metals, the Company had to maintain certain purchase price levels. As the recycled metals markets stabilize, the Company believes that it will be able to regain much of the margins it has lost as a result of the Asian financial crisis.

It is the Company's intent to only make acquisitions that will be additive to the Company's earnings and cash flows.

The Company has developed a multi-part growth strategy which includes the following elements:

Expand Metals Recycling Operations. The Company will continue to seek expansion opportunities for its Metals Recycling Business within both its existing markets and elsewhere in North America. The Company has focused on and will continue to emphasize increasing its sources of ferrous unprocessed metals through its existing network and through selective acquisitions or through joint ventures with metals processors and suppliers. During fiscal 1998, the Company and one its joint venture partners increased their East Coast market position through the buyout of a third joint venture partner and the completion of two other strategic joint venture acquisitions. In November 1996, the Company acquired Proler International Corp. (Proler). Proler's joint ventures process approximately 2.5 million long tons of ferrous metals per year. The Company's purchase of Manufacturing Management, Inc. (MMI), another metals processor, in March 1995 added approximately 500,000 long tons per year to the Company's ferrous recycled metals volume. In December 1993, the Company acquired four metals collection and processing facilities in central and southern Oregon. To facilitate increased purchasing of bundled metals available in its California market area, the Company installed a pre-shredder at its Oakland facility in 1993 to break apart bundles for further processing into a higher-margin, more marketable shredded product. The Company has also made a series of investments in other joint ventures which increase the Company's sources of unprocessed metals supply. The Company's most significant joint venture, in this regard, operates self-service used auto parts yards, primarily in California. The Company's Oakland facility receives car bodies from this joint venture for processing and sale as shredded recycled metal.

Invest in State-of-the-Art Processing and Manufacturing. The Company's objective is to be a low cost producer of both recycled metals and finished steel products in order to maximize the operating margin for both operations. To meet this objective, the Company has focused on and will continue to emphasize the efficient purchasing and processing of metals. Additionally, the Company has made significant investments in state-of-the art equipment to ensure that its operations have cost effective technology to produce high quality products and to maximize economies of scale. The Company continues to invest in equipment to improve the efficiency and capabilities of the Metals Recycling Business. From fiscal years 1992 through 1999, the Company spent $52.4 million on capital improvements related to metals recycling. During this same time, the Company made capital expenditures of $91.0 million to increase production and enhance efficiencies at its Steel Manufacturing Business' steelmaking facility. The Company continues to invest in technology to improve its key operating systems.

The Company recently completed the installation of a state-of-the-art automobile shredder, capable of shredding over 2,000 tons per day, at its Tacoma facility. This shredder replaced two existing aged shredders that on a combined basis were capable of only 1,000 tons per day. The new shredder is expected to reduce operating costs, improve product quality and allow the Tacoma metals recycling facility to shred material that was previously sold as lower grades. Additionally, the dock and bulkhead at the Tacoma facility were rebuilt during fiscal 1999 to more efficiently handle the increased shredder capacity, the exporting of metals and receipt of bulk products.

Increase Finished Steel Production and Product Flexibility. In February 1996, a second rolling mill (Rolling Mill #2) was completed, increasing the Steel Manufacturing Business' production capacity. Additionally, in February 1997, the Company completed the installation of a rod block at Rolling Mill #2. The rod block has allowed the Company to enhance and diversify its product mix through the production of coiled rebar and wire rod. In addition, the ability of the new bar mill to produce existing cut-to-length rebar products permits the Company to increase its

                        SCHNITZER STEEL INDUSTRIES, INC.
                                   FORM 10-K
                               PART I (CONTINUED)


production of higher-margin merchant bar products at Rolling Mill #1 and also increases the Company's flexibility to adjust its product mix among rebar, merchant bar and wire rod products to respond to relative demand and price conditions among these products and to maximize profits. Rolling Mill #2 expands the Company's rolling capacity, based on anticipated product mix, to about 700,000 tons annually. The Company does not expect to expand the Steel Manufacturing Business through significant capital additions in the foreseeable future.

Capture Benefits of Integration. The Company has historically sought to capture the potential benefits of business integration whenever possible. The Company believes it enjoys a competitive advantage over non-vertically integrated mini-mill steel producers as a result of its extensive metals recycling operation. The Metals Recycling Business ensures the Steel Manufacturing Business will receive a predictable, high quality supply of recycled metals in an optimal mix of grades for efficient melting. Likewise, the Steel Manufacturing Business ensures a steady market for a portion of the Metals Recycling Business' production. In the Steel Manufacturing Business, the Company's new wire rod and bar mill has upgraded and is expected to continue to upgrade the Company's finished steel production and product mix.

Complete Additive Acquisitions. The Company intends to complete acquisitions it projects to be additive to earnings and cash flows. Over the past several years, particularly before the Asian financial crisis created uncertainty in the recycled metals industry, several companies in the metals recycling business acquired other recycled metals companies at prices which the Company believes were unjustifiably high. The Asian financial crisis has caused significant dislocations in the recycled metals industry and to a much lesser extent the steel industry. It is the Company's belief that, as a result of these dislocations, some of these acquired companies may again become available at attractive prices. With a strong balance sheet, cash flows and available borrowing capacity, the Company believes it is in a position to complete an acquisition should one fitting the Company's long-term strategic plans become available.


Metals Recycling Business
-------------------------

The Company is one of the largest metals processors in the United States, with twelve wholly owned metals collection and processing facilities. The Company buys, processes and sells ferrous metals to foreign and domestic steel producers or their representatives and to the Steel Manufacturing Business. The Metals Recycling Business also purchases ferrous metal from other recycled metals processors for shipment directly to the Steel Manufacturing Business without further processing by the Metals Recycling Business.

Due to the large capital investment required for metals recycling equipment and the scarcity of potential yard sites that are properly zoned and have access to waterways, highways and railroads, the recycling metals industry is characterized by a relatively small number of large, regionally dominant metals processors. These large processors collect raw metals from a variety of sources, including smaller metal recyclers and dealers, and then sort, clean and cut it into sizes and grades suitable for use by steel manufacturers.

The Company's Portland, Oakland, and Tacoma metals recycling facilities are located at deep water terminal facilities owned and operated by the Company and also have rail and highway access. As a result, the Company believes it is strategically located, both for collection of unprocessed metals from suppliers and for distribution of processed recycled metals to west coast and foreign steel producers. Additionally, because the Company operates the terminal facilities, it is not subject to berthing delays often experienced by users of unaffiliated terminals. The Company's loading costs are believed to be lower than they would be if the Company were to utilize third party terminal facilities.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                   FORM 10-K
                               PART I (CONTINUED)


Customers and Marketing. The following table sets forth information about the amount of ferrous recycled metals sold by the Company's Metals Recycling Business to certain groups of customers during the last five fiscal years:

                                                                  Year Ended August 31,
                               ----------------------------------------------------------------------------------------
                                     1999              1998              1997              1996              1995
                               ----------------  ----------------  ----------------  ----------------  ----------------
                                 Sales  Vol.(1)    Sales  Vol.(1)    Sales  Vol.(1)    Sales  Vol.(1)    Sales  Vol.(1)
                               -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
                                                               (dollar amounts in millions)

Asian Steel Producers
  and Representatives          $  39.5      491  $  90.4      720  $ 111.1      853  $ 131.8      858  $ 125.9      680

Steel Manufacturing Business:

Supplied by Company Facilities    38.0      447     44.5      382     43.7      362     44.1      358     44.3      338

Purchased from Others
  for Direct Shipment(2)           6.2       92     10.4       98     14.1      132      9.9       92     10.4       91
                               -------  -------  -------  -------  -------  -------  -------  -------  -------  -------

 Total: Steel
 Manufacturing Business           44.2      539     54.9      480     57.8      494     54.0      450     54.7      429

Other US Steel Producers          18.0      194     30.0      235     23.3      171     30.1      171     25.2      145
                               -------  -------  -------  -------  -------  -------  -------  -------  -------  -------

      Total                    $ 101.7    1,224  $ 175.3    1,435  $ 192.2    1,518  $ 215.9    1,479  $ 205.8    1,254
                               =======  =======  =======  =======  =======  =======  =======  =======  =======  =======

(1)        In thousands of long tons (2,240 pounds).
(2)        Consists of recycled metal that is not processed by the Metals Recycling Business.



The Company sells recycled metals to foreign and other domestic steel producers or their representatives and to the Steel Manufacturing Business. The Company has developed long-standing relationships with Asian and U.S. steel producers. Asian recycled metals customers are located principally in China, Thailand, Japan, Korea and Taiwan. To serve these customers more effectively, the Company operates a wholly-owned subsidiary, SSI International Far East Ltd., in Seoul, South Korea. Additionally, the Company uses representatives in Tokyo, Japan. The Company believes these representatives not only enhance the Company's service to its Asian customers, but also provide a valuable local presence and source of information in these markets. In fiscal 1999, no individual customer accounted for more than 10% of sales to unaffiliated customers. The Metals Recycling Business' five largest customers accounted for 41% of recycled metals sales to unaffiliated customers. However, the Company's recycled metals customers vary from year to year due to demand, relative currency values and other factors. All recycled metals sales are denominated in U.S. dollars and substantially all significant recycled metals shipments to foreign customers are supported by letters of credit.

Historically, ferrous recycled metals prices have on average increased over time, such prices are subject to market cycles. Prices for foreign recycled metals shipments are generally established through a competitive bidding process. The Company generally negotiates domestic prices based on export price levels. Foreign recycled metals sales contracts typically provide for shipment within 45 to 90 days after the price is agreed to, which, in most cases, includes freight. The Company attempts to respond to changing export price levels by adjusting its purchase prices at its metals recycling yards to maintain its operating margin dollars per ton. However, the Company's ability to fully maintain its operating margin per ton through periods of rapidly declining prices can be limited by the impact of lower purchase prices on the volume of recycled metals flowing to the Company from marginal unprocessed metal suppliers. Accordingly, the Company believes it benefits from rising recycled metals prices, which provide the Company greater flexibility to maintain or widen both margins and unprocessed metals flow into its yards.

Sources of Unprocessed Metals. The most common forms of raw metals purchased by the Company are wrecked automobiles, railroad cars, railroad tracks, machinery, and demolition metal from buildings and other obsolete structures. The metals are acquired from drive-in sellers at posted prices at the Company's twelve metals recycling yards, from drop boxes at over 1,000 industrial sites and through negotiated purchases from railroads and other large suppliers. The Company purchases unprocessed metals from a large number of suppliers, including railroads, industrial

                        SCHNITZER STEEL INDUSTRIES, INC.
                                   FORM 10-K
                               PART I (CONTINUED)


manufacturers, automobile salvage yards, metals dealers and individuals. Metals recycling yards situated nearest to unprocessed metals sellers and major transportation routes have a competitive advantage because of the significance of freight charges relative to the value of metals. The Company's Portland yard benefits from northwestern rail, highway and water transportation routes allowing it to attract sellers from Oregon, Washington, Idaho, Montana, Utah, Nevada and Northern California. The Eugene, Grants Pass, White City and Bend yards are smaller facilities that serve as collection points from central and southern Oregon. The Oakland yard gives the Company sourcing capability in the San Francisco Bay area, the fifth largest metropolitan region in the country. The Sacramento and Fresno yards are smaller facilities that serve as collection points for unprocessed metals from the central valley of California and Western Nevada. The Company's Tacoma yard collects unprocessed metals from Seattle and the entire Puget Sound area as well as from throughout Washington, Montana, Idaho, Alaska, and Western Canada. No single supplier accounted for more than 5% of the unprocessed metals purchased by the Company during the last fiscal year.

Metals Recycling. The Company processes raw metal by cleaning, sorting, shearing and shredding it into metal pieces of a size, density and purity required by customers for introduction into their melting furnaces. Smaller, denser pieces of recycled metals are more valuable because they melt more easily than larger pieces and more completely fill a steel mill's furnace charge bucket. Over 80% of the ferrous metals collected by the Company's metals recycling facilities requires processing before sale.

Seven of the Company's twelve wholly owned metals recycling facilities operate large capacity guillotine-style shears for cutting large pieces of ferrous metal into smaller, more saleable pieces. At eight of the facilities, the Company also has large scissor shears mounted on cranes that move about the yards and cut bulky pieces of metal into sizes that can be further processed by the guillotine shears. These mobile shears are capable of reducing a railroad boxcar to useable recycled metal in approximately 30 minutes.

The Portland and Oakland facilities each operate a large auto shredder capable of processing up to 1,500 tons of metal per day. The Tacoma facility recently completed the installation of a state-of-the-art shredder capable of shredding over 2,000 tons per day. These shredders reduce automobile bodies and other light gauge sheet metal into fist-size pieces of shredded recycled metal. The shredded material is then carried by conveyor under magnetized drums which attract the ferrous recycled metal and separate it from the nonferrous metals and other material (fluff) found in the shredded material, resulting in a relatively pure and clean shredded steel product. The nonferrous metal and fluff then pass through a separator that removes the fluff. In Oakland, the nonferrous metals are further processed using a sink float method to separate aluminum from other metals based on the differences in their specific gravities. The remaining nonferrous metals are either hand sorted and graded before being sold or sold unsorted.

The new shredder at the Tacoma facility has significantly expanded the processing capacity at that site. Additionally, this new shredder is designed to provide a denser product which can be more efficiently used by steel mills and to upgrade materials which, in the past, could not have been shredded. The Company expects to receive premium prices for this improved product.

A pre-shredder at the Oakland facility is used to break apart compacted bundles of light gauge ferrous metals purchased from other metals processors and dealers. The unbundled metals are further processed through the shredder.

Deep Water Terminal Facilities. The Company delivers recycled metals to foreign steel producers by ship. The Company achieves cost efficiencies by operating deep water terminal facilities at its Portland, Tacoma and Oakland facilities. As a result, the Company is generally not subject to berthing delays often experienced by users of unaffiliated terminal facilities. The Oakland dock also has a berth serviced by a bulk loading conveyor for loading shredded metal as well as a concrete wharf with a 40-ton container crane. The Tacoma marine terminal is serviced by a 250-ton gantry crane and one 40-ton crane. A new dock and bulkhead were completed at the Tacoma yard during fiscal 1999. The Portland dock has three operating berths for ships and two tie-up berths, and is equipped with three 60-ton cranes and one 30-ton crane for loading and unloading heavy materials, and a bulk loading conveyor capable of loading up to 700 tons of shredded recycled metals per hour directly into a ship's hold.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                   FORM 10-K
                               PART I (CONTINUED)


The Oakland and Tacoma terminals are used extensively for loading metals shipments to the Company's foreign customers. The Portland terminal primarily and, to a lesser extent, the Oakland and Tacoma terminals also sell docking, loading and warehousing services to unrelated parties.


Competition. The Company competes both with respect to the purchase of unprocessed metals from sources and the sale of processed recycled metals to finished steel producers. Competition for unprocessed metals purchased in the Company's markets comes primarily from larger, well financed competitors like LMC Metals, a division of Simsmetal USA Corporation, headquartered in Richmond, California, one large recycled metals broker, David J. Joseph Company, which purchases recycled metals throughout the region for delivery to steel producers, as well as from smaller metals yards and dealers, and steel producers such as Oregon Steel Mills, Inc., Nucor Corporation and Birmingham Steel Corporation (Salmon Bay Steel) who buy recycled metals directly. To a lesser extent, the Company also competes with smaller dealers who can impact prices and volumes of certain commodities in smaller geographic areas. The predominant competitive factors impacting the Company's recycled metals sales and its ability to obtain unprocessed metals are price, including shipping costs, availability, reliability of service and product quality.

The Company competes with a number of U.S. and foreign recycled metals processors for export sales. Price, including shipping costs, and availability are the most important competitive factors, but reliability and quality are also important. The Company believes that its size and locations allow it to compete effectively with other U.S. and foreign metals recyclers.

Seasonality. The Company makes a number of large ferrous metals shipments to foreign steel producers each year. The Company's control over the timing of shipments is limited by customers' requirements, shipping schedules and other factors. Variations in the number of shipments from quarter to quarter result in fluctuations in quarterly revenues and earnings.

Backlog. At August 31, 1999, the Company's Metals Recycling Business had a backlog of firm orders of $14.9 million, as compared to $6.8 million at August 31, 1998. All of the backlog at August 31, 1999 was related to export shipments that were shipped during the first quarter of fiscal year 2000.


Joint Ventures
--------------

The Company has invested in certain joint ventures which process and sell recycled metals to third parties and other joint ventures that supply unprocessed metals to the Company's operations and other metals buyers.

I. Joint Ventures in the Metals Recycling Business

The Company owns interests in five joint ventures that are engaged in buying, processing, and selling primarily ferrous metal. The Company is a 50% partner in four of these joint ventures and is a 30% partner in a smaller joint venture located in Rhode Island. These joint ventures process and sell approximately 2.5 million long tons of ferrous metals per year. Through these joint ventures, the Company participates in the management of 28 metals collection and processing facilities, including export terminals in Los Angeles, California, Everett, Massachusetts, Portland, Maine, Providence, Rhode Island and Jersey City, New Jersey and 23 feeder yards. At the feeder yards metal is collected, processed and then transported to one of the joint venture's export terminals for subsequent sale or sold directly to domestic purchasers.

During fiscal 1998, the Company and one of its joint venture partners increased their East Coast market position through the buyout of a third joint venture partner and the completion of two other strategic joint venture

                        SCHNITZER STEEL INDUSTRIES, INC.
                                   FORM 10-K
                               PART I (CONTINUED)


acquisitions. The Company with its joint venture partners continue to seek expansion opportunities in both their existing markets and strategically elsewhere in the United States.

Metals Processing and Supply. The joint ventures predominantly produce shredded recycled metal and other grades of ferrous recycled metal, primarily heavy melting and premium grades. The joint ventures process metals by shredding, sorting, baling, shearing or cutting the metals into pieces suitable for melting. Processed metals are either inventoried for later shipment or shipped directly by rail, truck, ship or barge to foreign or domestic steel mills.

Deep Water Terminal Facilities. Through its joint ventures, the Company participates in the management of export terminals in Los Angeles, California, Everett, Massachusetts, Portland, Maine, Providence, Rhode Island and Jersey City, New Jersey. The joint ventures deliver by ship recycled metals to steel producers throughout the world. As a result of owning or leasing these facilities, the joint ventures are not subject to berthing delays often experienced by users of unaffiliated terminal facilities.

Competition. The predominant competitive factors which impact the joint ventures' ability to obtain unprocessed metals as a raw material and recycled metals sales are price, including shipping costs, availability, reliability of service and product quality.


II.   Joint Venture Suppliers of Metals

The Company is a 50% partner in a joint venture which operates sixteen self-service used auto parts yards in central California and the Bay Area, two yards in Texas, and one yard each in Nevada, Utah, Illinois, and Indiana. Customers purchase parts that they remove themselves from wrecked automobiles purchased by the joint venture and displayed in its yards. The Company then has a right of first refusal to purchase the picked over car bodies, at prices that approximate market, for shredding at the Oakland metals recycling operation. The joint venture opened or acquired three yards in fiscal 1995, one yard in fiscal 1996, two yards in fiscal 1997, one yard in fiscal 1998, and four yards in fiscal 1999 and intends to continue to open or acquire new yards as appropriate sites are identified. During fiscal 1999, the Company purchased substantially all the car bodies generated in California by this joint venture.

The Company is also a 50% partner in a joint venture operating out of Richmond, California which is an industrial plant demolition contractor. The joint venture dismantles industrial plants, performs environmental remediation, resells any machinery or pieces of steel that are salvaged from the plants in a usable form, and sells other recovered metals, primarily to the Company. During fiscal 1999, the Company purchased substantially all of the ferrous metals generated by this joint venture.

During fiscal 1999, the Company purchased 195,700 long tons of ferrous metals from its joint ventures, on terms negotiated at arms-length between the Company and the other partners to the joint ventures.


Steel Manufacturing Business
----------------------------

The Company's Steel Manufacturing Business is conducted by its subsidiary, Cascade Steel Rolling Mills, Inc., located in McMinnville, Oregon (approximately 45 miles southwest of Portland). The Steel Manufacturing Business' mini-mill was established in 1968 and acquired by the Company in 1984.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                   FORM 10-K
                               PART I (CONTINUED)


Products and Marketing. The Steel Manufacturing Business produces rebar, merchant bar, wire rod, coiled rebar and specialty products such as studded fence posts, grape stakes and special sections. Sales of these products during the last five fiscal years were as follows:


                                                                  Year Ended August 31,
                               ----------------------------------------------------------------------------------------
                                     1999              1998              1997              1996              1995
                               ----------------  ----------------  ----------------  ----------------  ----------------
                                 Sales  Vol.(1)    Sales  Vol.(1)    Sales  Vol.(1)    Sales  Vol.(1)    Sales  Vol.(1)
                               -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
                                                               (dollar amounts in millions)


Rebar                          $  98.3      340  $ 101.9      325  $ 104.9      341  $  98.7      321  $  78.3      255

Merchant bar                      37.4      113     46.2      123     43.1      117     35.5       95     34.4       87

Wire rod                          13.9       59     11.3       37      4.6       15

Coiled rebar                       6.9       22      6.0       18      1.7        5

Specialty products                16.2       37     22.0       50     28.1       68     25.8       60     23.5       56
                               -------  -------  -------  -------  -------  -------  -------  -------  -------  -------

    Total                      $ 172.7      571  $ 187.4(2)   553  $ 182.4(2)   546  $ 160.0      476  $ 136.2(2)   398
                               =======  =======  =======  =======  =======  =======  =======  =======  =======  =======

(1)    In thousands of short tons (2,000 pounds).
(2)    Does not include billet sales of $4.0 million in 1998, $1.3 million in 1997, and $5.2 million in 1995.

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

The Company's installation of a rod block and finishing equipment at Rolling Mill #2 for the rolling of wire rod and coiled rebar was completed in February 1997. Demand for wire rod and coiled rebar on the West Coast has traditionally been filled by suppliers outside of the region (both domestic and foreign), creating what the Company believes to be an attractive opportunity to capture market share and enhance profitability. The addition of the new bar mill, with its ability to produce the Steel Manufacturing Business' existing cut-to-length rebar products, has permitted the Company to increase its production of higher-margin merchant bar products at Rolling Mill #1 and also increased the Company's flexibility to adjust its product mix among rebar, merchant bar and wire rod products to respond to relative demand and price conditions among those products. The Company expects its Steel Manufacturing Business' total volume to continue to increase due to greater efficiencies to be gained at Rolling Mill #2.

The Steel Manufacturing Business sells directly from its plant in McMinnville, Oregon and from its distribution center located in El Monte, California (Los Angeles area). The distribution center facilitates sales by holding a ready inventory of products close to major customers for just-in-time delivery. Due to zoning changes, the Company closed its Union City distribution center in fiscal 1999 and has replaced it with a third party warehouse in Stockton, California. The Steel Manufacturing Business communicates regularly with major customers to determine their anticipated needs and plans its rolling mill production schedule accordingly. The Steel Manufacturing Business also produces and inventories a mix of products forecasted to meet the needs of other customers. Shipments to customers are made by common carrier, either truck or rail.

During the year ended August 31, 1999, the Steel Manufacturing Business sold its steel products to approximately 500 customers primarily located in the 10 western states. In that period, approximately 41% of the Steel Manufacturing

                        SCHNITZER STEEL INDUSTRIES, INC.
                                   FORM 10-K
                               PART I (CONTINUED)


Business' sales were made to customers in California. The Steel Manufacturing Business' customers are principally steel service centers, construction industry subcontractors, steel fabricators, and major farm and wood product suppliers.

The Steel Manufacturing Business' 10 largest customers accounted for approximately 46% of its revenues during fiscal 1999. No individual customer accounted for more than 10% of revenues.

Recycled Metals Supply. The Company believes it operates the only mini-mill in the United States which has the ability to obtain its entire recycled metals requirement from its own affiliated metals recycling operations. The demand for steel recycled metals has intensified with the increase in the number and capacity of steel producers both in the U.S. and overseas. There have at times been regional shortages of recycled metals with some mills being forced to pay higher prices for recycled metals shipped from other regions or to temporarily curtail operations. The Company's Metals Recycling Business currently supplies the Steel Manufacturing Business both with recycled metals that it has processed and with recycled metals that it has purchased from third-party processors. See "Metals Recycling Business". The Metals Recycling Business is also able to deliver to the Steel Manufacturing Business an optimal mix of recycled metal grades to achieve maximum efficiency in its melting operations.

Energy Supply. Electricity and natural gas represented approximately 6% and 2% respectively, of the Steel Manufacturing Business' cost of goods sold in the year ended August 31, 1999.

The Steel Manufacturing Business purchases hydroelectric power from McMinnville Water & Light Company (McMinnville), a municipal utility that acquires its power from the Bonneville Power Administration (BPA), and is McMinnville's largest customer. McMinnville obtains power at the lowest cost available from BPA and then resells it to the Steel Manufacturing Business at its cost plus a fixed charge per kilowatt hour and a 3% city surcharge. In fiscal 1999, the Steel Manufacturing Business paid an average of $.03 per kilowatt hour used. The favored rate McMinnville obtains from BPA is for firm power; therefore, the Steel Manufacturing Business is not forced to sacrifice the reliability of its power supply for a lower interruptible power rate as is the case with certain other mini-mills. The contract with McMinnville expires June 30, 2001.

The Steel Manufacturing Business purchases natural gas for use in the reheat furnaces from Panenergy Gas Services of Salt Lake City, Utah, pursuant to a contract that obligates the business to purchase minimum amounts of gas at a fixed rate or pay a demand charge. The contract expires on October 31, 2004. All natural gas used by the Steel Manufacturing Business must be transmitted by a single pipeline owned by Northwest Natural Gas Company (Northwest) that also serves local residential customers of Northwest. To protect against interruptions in gas supply, the Steel Manufacturing Business maintains stand-by propane gas storage tanks which hold enough gas to operate one of the rolling mills for at least three days without refilling.


Manufacturing Operations and Equipment. The Steel Manufacturing Business' melt shop includes a 100-ton capacity electric arc furnace and a five-strand continuous billet caster. The melt shop is highly computerized and automated. The 100-ton capacity of the furnace accommodates larger, less expensive grades of scrap, resulting in recycled metals cost savings. Energy savings result in part from efficiencies of the larger furnace, but also as a result of post-combustion equipment added to the furnace in 1995. This technology injects oxygen into the furnace during melting operations which creates energy by combusting carbon monoxide. The melt shop also has enhanced steel chemistry refining capabilities, permitting the mill to produce higher margin products using special alloy quality grades of steel not currently produced by other mills on the West Coast, including the steel grades required for wire rod.

During the fiscal years ended August 31, 1997, 1998 and 1999 the melt shop produced 586,000, 611,000 and 628,000 tons of billets, respectively. The melt shop operates 24 hours a day, seven days a week, except for one six-to-ten hour period each week in which it is shut down for maintenance. The Company continues to anticipate that the melt shop will produce over 700,000 tons of billets per year when it is operating at capacity.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                   FORM 10-K
                               PART I (CONTINUED)


Billets produced by the melt shop are reheated in one of two natural gas-fueled reheating furnaces and then drawn red-hot through one of two rolling mills. Rolling Mill #1, a 17-stand mill, was completed in July 1986. The mill is computerized, allowing for efficient synchronized operations of the rolls and related equipment. The computer controls facilitate the reconfiguration of the rolls to produce different products, thus reducing costly downtime. The computer controls include a self-diagnostic system that detects and identifies electronic and mechanical malfunctions in Rolling Mill #1. In 1994, the Steel Manufacturing Business completed the installation of in-line straightening, stacking and bundling equipment on the end of Rolling Mill #1. The addition of this equipment has permitted the Steel Manufacturing Business to improve the quality of its products and to produce its merchant bar products more efficiently by automating the straightening and bundling function. It has also permitted the Steel Manufacturing Business to expand its higher-margin merchant bar product line.

Rolling Mill #2, a technologically advanced 18-stand mill, was completed in February 1996. The mill is computerized, allowing for efficient synchronized operations of the rolls and related equipment. The computer controls facilitate the reconfiguration of the rolls to produce different products, thus reducing costly downtime. The computer controls include a self-diagnostic system that detects and identifies electronic and mechanical malfunctions in the mill. The Steel Manufacturing Business completed the installation of a rod block at Rolling Mill #2 in February 1997. The rod block allows the Steel Manufacturing Business to enhance its product mix through the production of coiled rebar and wire rod. In addition, the ability of Rolling Mill #2 to produce the Steel Manufacturing Business' existing cut-to-length rebar products permits it to increase its production of higher-margin merchant bar products at Rolling Mill #1 and also increases its flexibility to adjust its product mix among rebar, merchant bar and wire rod products to respond to relative demand and price conditions among other products. Rolling Mill #2 is expected to expand the Steel Manufacturing Business' rolling capacity, based on anticipated product mix, to about 700,000 tons annually.

The Steel Manufacturing Business' melt shop and rolling mills are each shut down for one week twice each year for comprehensive maintenance (in addition to normal weekly maintenance performed throughout the year). During these periods, substantially all of the equipment in the mills is dismantled, inspected and overhauled.

Transportation. The Steel Manufacturing Business makes extensive use of rail transportation for shipment of its products to its distribution center and customers in California and for the shipment of recycled metals to the mill both from the Metals Recycling Business' yards and other metal recyclers in Southern Oregon and California. As a result, the Company believes it is one of the largest customers of Union Pacific Corporation and the largest customer for northbound freight. The Company believes this position enables the Company to obtain favorable rates which permits the Steel Manufacturing Business to compete with mills that are closer to California markets.

Competition. The Steel Manufacturing Business competes predominantly with the following Western U.S. steel producers for sales of rebar and merchant bar:
Birmingham Steel Corporation in Seattle, Washington; NUCOR Corporation in Plymouth, Utah; Tamco in Los Angeles, California; North Star Steel Company in Kingman, Arizona; and Chaparral Steel Company in Midlothian, Texas. The Steel Manufacturing Business also competes for sales of wire rod with the aforementioned North Star Steel Company mini-mill and an Oregon Steel Mill, Inc. plant located in Pueblo, Colorado, along with other domestic and foreign producers. Other domestic mills generally do not compete in the Steel Manufacturing Business' market area because of transportation costs. The principal competitive factors in the Steel Manufacturing Business' market are price (including freight cost), availability, quality and service. Certain of the Steel Manufacturing Business' competitors have substantially greater financial resources than the Steel Manufacturing Business. U.S. steel manufacturers have historically faced competition from foreign steel producers. During fiscal 1999, the Steel Manufacturing Business experienced significant competition from low-priced steel products imported by these Asian companies, which was a direct result of the Asian financial crisis. The Steel Manufacturing Business also experienced some competition from Mexican steel mills in the Southern California market during fiscal 1996 and 1997.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                   FORM 10-K
                               PART I (CONTINUED)


Seasonality. The Steel Manufacturing Business' revenues can fluctuate significantly between quarters due to factors such as the seasonal slowdown in the construction industry, which occurs from the late fall through early spring, and in other industries it serves. In the past, the Steel Manufacturing Business has generally experienced its lowest sales during the second quarter of the fiscal year. The Company expects this pattern to continue in the future.

Backlog. The Steel Manufacturing Business generally ships products within days after the receipt of purchase orders. It therefore does not normally have any material backlog of firm orders.

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

Manufacturing Management, Inc.

In conjunction with the due diligence proceedings for the Company's acquisition of Manufacturing Management, Inc. (MMI) , a third-party consultant was hired to estimate the cost to cure both current and future environmental liabilities. Based on the consultant's report, MMI recorded in 1994 a reserve for the estimated cost to cure environmental liabilities. This reserve was carried over to the Company's financial statements and at August 31, 1999 aggregated $18.2 million.

General Metals of Tacoma (GMT), MMI's subsidiary, owns and operates a recycled metals facility located on the Hylebos Waterway, a part of Commencement Bay, which is the subject of an ongoing environmental investigation and remediation project by the U.S. Environmental Protection Agency (EPA) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). GMT and well over 60 other parties were named potentially responsible parties (PRP's) for the investigation and cleanup of contaminated sediment along the Hylebos Waterway. GMT and five other PRP's voluntarily have entered into an Administrative Order on Consent with the EPA to fund a pre-remedial study of sediment contamination and remediation alternatives. GMT's share of the study, which is now expected to be completed in late 1999, is approximately $2 million. GMT may also be named in a claim for potential natural resource damages in Commencement Bay currently under assessment by certain government agencies and others acting as natural resource trustees.

In 1998, GMT entered into an Administrative Order on Consent with EPA pursuant to which GMT agreed to replace its bulkhead and wharf with a steel sheet pile/cement dock, including capping for inter-tidal sediments, to address potential concerns about contaminated sediments being addressed in the Hylebos Superfund matter. During 1999 the Company completed the replacement of the bulkhead and wharf.

In 1990, MMI entered into a Consent Decree with the Washington Department of Ecology which required MMI to pave the entire Tacoma recycled metals facility and install a stormwater collection and treatment system. The stormwater system has been installed and final paving was completed during fiscal 1996. On an ongoing basis, MMI is required to monitor the groundwater quarterly and maintain the paving.

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

                        SCHNITZER STEEL INDUSTRIES, INC.
                                   FORM 10-K
                               PART I (CONTINUED)


amounts for potential future cleanup of other sites at which MMI has conducted business or has allegedly disposed of other materials.

Proler

In 1996, prior to the Company's acquisition of Proler, Proler recorded a liability for the probable costs to remediate its wholly owned properties based upon a consultant's estimates. The Company carried over the aggregate reserve to its financial statements upon acquiring Proler and $6.6 million remained outstanding on August 31, 1999. Also, Proler's joint ventures recorded additional liabilities of $4.1 million for the probable costs to remediate their properties based on the consultant's estimates.

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

Proler leased lands from Kennecott in Copperton, Utah between 1966 and 1992 for a detinning plant operation, which supplied iron precipitate to the mines. Expenditures for environmental site clean-up activities from fiscal 1997 through fiscal 1999 totaled $428,000 for Proler, with an estimated $260,000 of remaining cleanup to be done. The amount of remaining work and the parties responsible for such work to reach final closure on the site are currently in negotiation.

As part of the Proler acquisition, the Company became a fifty-percent owner of Hugo Neu-Proler Company (HNP). HNP has agreed, as part of its 1996 lease renewal with the Port of Los Angeles, to be responsible for a multi-year, phased remedial clean-up project involving certain environmental conditions on its metals recycling facility at its Terminal Island site in Los Angeles, California by the year 2001. Remediation will include limited excavation and treatment of contaminated soils, paving, installation of a stormwater management system, construction of a noise barrier and perimeter wall around the facility, and groundwater monitoring. The probable costs to remediate this property are included in the aforementioned reserve.

Metals Recycling LLC (Metals) is a scrap metals processing business with locations in Rhode Island and Massachusetts. The members of Metals are one of the Company's Proler joint ventures and Metals Recycling, Inc.

On June 9, 1999, the Rhode Island Department of Environmental Management (DEM) issued a Notice of Violation (NOV) against Metals alleging Metals had violated federal and state regulations relating to the storage, management, and transportation of hazardous waste and imposed an administrative penalty of $718,045. Metals has filed an answer to the NOV in which it denied the allegations and requested an adjudicatory hearing. In July 1999, the DEM issued a NOV to Rhode Island Resource Recovery Corporation (RIRRC), which included a civil penalty of $307,752, relating to the alleged disposal of hazardous waste by Metals at a landfill operated by RIRRC. Metals and RIRRC have denied the DEM's allegations. RIRRC has requested an adjudicatory hearing. Pursuant to an Alternative Coverage Disposal Agreement between RIRRC and Metals, Metals has agreed to defend and indemnify RIRRC with regard to the NOV.

In late January of 1999, federal and state officials searched Metal's Johnston, Rhode Island and Worcester, Massachusetts facilities. Metals has been advised that the search was part of a state criminal investigation into possible violations of state and federal hazardous waste programs and a Rhode Island statute that prohibits the disposal of out-of-state solid waste at the landfill operated by RIRRC. A grand jury has been empanelled to consider the allegations. No proceedings have been commenced against Metals or its officers. The Company believes Metals has substantial defenses to the alleged violations.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                   FORM 10-K
                               PART I (CONTINUED)


Additionally, other Proler joint venture sites with potential environmental clean-up issues have been identified. The estimated potential clean-up costs associated with these sites have also been included in the aforementioned reserve.

Metals Recycling Business

After the shredding of automobile bodies and the separation of ferrous and salable nonferrous metals, the remaining auto shredder residue ("fluff") must be disposed. State and federal standards prescribe fluff sampling protocols which require representative samples of fluff to be analyzed to determine if they are likely to leach heavy metals, PCBs or other hazardous substances in excess of acceptable levels. Fluff from the Company's metals recycling operations in Oakland and Tacoma undergo an in-line chemical stabilization treatment prior to its beneficial use as an alternative daily landfill cover.

Steel Manufacturing Business

Cascade Steel Rolling Mills, Inc.'s steel mini-mill generates electric arc furnace (EAF) dust, which is classified as a hazardous waste by the EPA because of its zinc and lead content. Currently, a majority of the EAF dust is shipped to a firm in the United States that applies a treatment which delists the EAF dust as hazardous so it can be disposed of as a non-hazardous, solid waste. The remaining volume of the Company's EAF dust is exported, pursuant to an annually renewable export license, to a secondary smelter in Mexico that recycles EAF dust to produce commercial grade zinc and lead.

The Steel Manufacturing Business' mini-mill operating permit under Title V of the Clean Air Act Amendment (CAA) of 1990, which governs certain air quality standards, was issued in 1998 and expires in April 2003. The mini-mill is currently authorized to melt up to 900,000 tons of recycled metals per year and produce finished steel products totaling 450,000 tons for Rolling Mill #1 and 525,000 tons for Rolling Mill #2.

As the mini-mill's production grows beyond current levels, the Steel Manufacturing Business anticipates that it will need to enhance its existing facilities to properly control increased emissions in order to remain in compliance with the operating permit. The Steel Manufacturing Business is currently evaluating alternative methods for controlling the growth in emissions. Any capital expenditures necessary to address this issue will not have a material adverse effect on the Steel Manufacturing Business.

It is not possible to predict the total size of all capital expenditures or the amount of any increases in operating costs or other expenses that may be incurred by the Company or its subsidiaries to comply with environmental requirements applicable to the Company, its subsidiaries and their operations, or whether all such cost increases can be passed on to customers through product price increases. Moreover, environmental legislation has been enacted, and may in the future be enacted, to create liability for past actions that were lawful at the time taken but which have been found to affect the environment and to increase public rights of action for environmental conditions and activities. As is the case with steel producers and recycled metals processors in general, if damage to persons or the environment has been caused, or is in the future caused, by the Company's hazardous materials activities or by hazardous substances now or hereafter located at the Company's facilities, the Company may be fined and/or held liable for such damage and, in addition, may be required to remedy the condition. Thus, there can be no assurance that potential liabilities, expenditures, fines and penalties associated with environmental laws and regulations will not be imposed on the Company in the future or that such liabilities, expenditures, fines or penalties will not have a material adverse effect on the Company.

The Company has, in the past, been found not to be in compliance with certain environmental laws and regulations and has incurred liabilities, expenditures, fines and penalties associated with such violations. The Company's objective is to maintain compliance. Efforts are ongoing to be responsive to environmental regulations.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                   FORM 10-K
                               PART I (CONTINUED)


The Company believes that it is in material compliance with currently applicable environmental regulations as discussed above and, except as discussed above, does not anticipate any substantial capital expenditures for new environmental control facilities during fiscal 2000 or 2001.

Employees
---------

As of August 31, 1999, the Company had 1,041 full-time employees, consisting of 400 employees at the Company's Metals Recycling Business, 569 employees at the Steel Manufacturing Business, and 72 corporate administrative employees. Of these employees, 649 are covered by collective bargaining agreements with twelve unions. The Steel Manufacturing Business' contract with the United Steelworkers of America covers 433 of these employees and expires on February 1, 2000. The Company believes that its labor relations generally are good.


ITEM 2. PROPERTIES

The Company's Portland metals recycling facility, Portland deep water terminal facilities, and the related buildings and improvements are located on an approximately 120-acre industrial site owned by Schnitzer Investment Corp.
(SIC), a related party, and leased to the Company under a long-term lease. See
Part III, Item 13 "Certain Relationships and Related Transactions." Approximately 17 acres are occupied by the deep water terminal facilities, and the balance is used by the Metals Recycling Business.

The Sacramento recycled metals operations are located on a 7-acre site, most of which is leased from SIC under a long-term lease. See Part III, Item 13 "Certain Relationships and Related Transactions." The Pasco, Anchorage and Reno operations are located on sites leased from third parties.

The following metals recycling operations are all located on sites owned by the Company or subsidiaries:

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

The Steel Manufacturing Business' steel mill and administrative offices are located on an 83-acre site owned by the Steel Manufacturing Business in McMinnville, Oregon. The Steel Manufacturing Business also owns its 87,000 sq. ft. distribution center in El Monte, California.

The equipment and facilities on each of the foregoing sites are described in more detail in the descriptions of each of the Company's businesses. The Company believes its present facilities are adequate for operating needs for the foreseeable future.

The Company's principal executive offices are located at 3200 NW Yeon Avenue in Portland, Oregon in 20,000 sq. ft. of space leased from SIC under long-term leases. See Part III, Item 13 "Certain Relationships and Related Transactions."

                        SCHNITZER STEEL INDUSTRIES, INC.
                                   FORM 10-K
                               PART I (CONTINUED)


ITEM 3. LEGAL PROCEEDINGS

Except as described above under Part I, Item 1 "Business -- Environmental Matters", the Company is not a party to any material pending legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended August 31, 1999.


ITEM 4(a). EXECUTIVE OFFICERS OF THE REGISTRANT

Name                               Age                        Office
----                               ---                        ------

Leonard Schnitzer                  75                         Chairman of the Board and Chief Executive Officer

Robert W. Philip                   52                         President

Kenneth M. Novack                  53                         Executive Vice President

Gary Schnitzer                     57                         Executive Vice President - California Metals
                                                              Recycling Business

Barry A. Rosen                     54                         Vice President - Finance and Treasurer

Kurt C. Zetzsche                   60                         President of Steel Manufacturing Business

Edgar C. Shanks                    51                         Vice President - Taxation

Dori Schnitzer                     45                         Secretary

Kelly E. Lang                      38                         Vice President - Corporate Controller


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

         Gary Schnitzer has been Executive Vice President in charge of the Company's California metals recycling operations since 1980. Gary Schnitzer is the son of Gilbert Schnitzer.

         Barry A. Rosen has been Vice President-Finance and Treasurer of the Company since 1982.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                   FORM 10-K
                               PART I (CONTINUED)


         Kurt C. Zetzsche joined the Company in February 1993 as President of the Steel Manufacturing Business. Mr. Zetzsche has been in the steel production business since 1966. From 1990 to February 1993, he was President of Tennessee Valley Steel, a mini-mill steel producer. From 1976 to 1989, he was President of Knoxville Iron Co., also a mini-mill steel producer.

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

         Kelly E. Lang joined the Company in September 1999 as Vice President-Corporate Controller. From 1996 to September 1999 he was employed by Tektronix Inc. in various financial capacities, the last of which was Vice President, Finance for Tektronix Inc.'s Color Printing and Imaging Division. From 1994 to 1996, he was Treasurer of Crown Pacific Partners, LP. Mr. Lang is a Certified Public Accountant.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K





                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Class A Common Stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol SCHN. The approximate number of shareholders of record on September 30, 1999 was 110. The stock has been trading since November 16, 1993. The following table sets forth the high and low prices reported at the close of trading on the Nasdaq Stock Market and the dividends paid per share for the periods indicated.


                                                 Fiscal Year 1999
                              -----------------------------------------------------
                              High Price        Low Price       Dividends Per Share
                              ----------        ---------       -------------------
         First Quarter            $18.75           $11.13                      $.05

         Second Quarter            18.50            13.00                       .05

         Third Quarter             17.38             9.00                       .05

         Fourth Quarter            23.00            14.75                       .05



                                                 Fiscal Year 1998
                              -----------------------------------------------------
                              High Price        Low Price       Dividends Per Share
                              ----------        ---------       -------------------
         First Quarter            $37.63           $27.38                      $.05

         Second Quarter            30.00            22.63                       .05

         Third Quarter             27.13            24.06                       .05

         Fourth Quarter            26.25            15.00                       .05

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART II (CONTINUED)


ITEM 6. SELECTED FINANCIAL DATA

                                                                          Year Ended August 31,
                                                     1999           1998         1997(1)           1996      1995(2)
                                                  -------        -------         -------        -------      -------
                                                   (In millions, except per share, per ton and shipment data)
INCOME STATEMENT DATA:
    Revenues                                      $ 265.0        $ 353.1         $ 361.7        $ 339.3      $ 330.7
    Cost of goods sold and other
       operating expenses                           236.3          309.6           313.2          289.2        283.5
    Selling and administrative                       23.7           24.1            22.8           20.5         17.2
    Income from joint ventures                        3.5            4.1             6.9            3.3          2.5
                                                  -------        -------         -------        -------      -------
    Income from operations                            8.5           23.5            32.6           32.9         32.5
    Interest expense                                 (7.0)          (6.8)           (5.0)          (3.8)        (2.4)
    Other income (expense)                            4.5           (1.5)            4.6            1.7          3.9
                                                  -------        -------         -------        -------      -------
    Income before income taxes                        6.0           15.2            32.2           30.8         34.0
    Income tax provision                             (2.6)          (5.8)          (11.0)         (10.0)       (11.8)
                                                  -------        -------         -------        -------      -------
    Net income                                    $   3.4        $   9.4         $  21.2        $  20.8      $  22.2
                                                  =======        =======         =======        =======      =======

    Basic earnings per share                      $  0.34        $  0.94         $  2.06        $  2.25      $  2.83
                                                  =======        =======         =======        =======      =======
    Diluted earnings  per share                   $  0.34        $  0.93         $  2.05        $  2.24      $  2.82
                                                  =======        =======         =======        =======      =======

    Dividends per common share                    $  0.20        $  0.20         $  0.20        $  0.20      $  0.20
                                                  =======        =======         =======        =======      =======

OTHER DATA:
    Shipments (in thousands of tons)(3):
       Ferrous recycled metal                       1,224          1,435           1,518          1,479        1,254
       Finished steel products(4)                     571            553             546            476          398

    Average selling price per ton:
       Ferrous recycled metal                     $    83        $   122         $   127        $   146      $   154
       Finished steel products(4)                     303            339             334            336          342

    Depreciation and amortization                 $  17.7        $  18.7         $  18.3        $  14.0      $  11.6
    Capital expenditures                             12.0           14.2            15.5           44.6         31.1

                                                                                August 31,
                                                     1999           1998            1997           1996         1995
                                                  -------        -------         -------        -------      -------
                                                                              (In millions)
BALANCE SHEET DATA:
    Working capital                               $  92.7        $ 111.1         $ 104.9        $  92.4      $  56.8
    Total assets                                    445.6          471.3           428.0          337.5        280.3
    Short-term debt                                   0.4            0.2             0.4            0.2          0.2
    Long-term debt                                  119.8          140.2            92.9           44.5         64.7
    Shareholders' equity                            239.6          241.4           239.1          223.8        136.0

(1)   Includes the results of  operations  of Proler from  November 29, 1996  through  August 31, 1997.  See Note 12 to the Consolidated Financial Statements.
(2)   Includes  the results of  operations  of MMI from March 17, 1995,  the date of  acquisition,  through  August 31,
      1995.
(3)   Tons for ferrous  recycled  metals are long tons (2,240  pounds) and for finished  steel  products are short tons
      (2,000 pounds).
(4)   Does not include billet sales of $4.0 million in 1998, $1.3 million in 1997, and  $5.2 million in 1995.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART II (CONTINUED)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The results of operations of the Company depend in large part upon demand and prices for recycled metals in world markets and steel products on the U.S. West Coast. Increasing steel demand and prices led to improved profitability during the period of fiscal 1995 through fiscal 1997. Primarily due to the Asian financial crisis, which severly curtailed demand and decreased prices, fiscal 1998 and 1999 results for the Metals Recycling Business were negatively impacted.

The Company acquired Proler, effective November 29, 1996.

The following tables set forth information regarding the breakdown of revenues between the Company's Metals Recycling Business and Steel Manufacturing Business, and the breakdown of income from operations between the Metals Recycling Business, the Steel Manufacturing Business and Joint Ventures. Additional financial information relating to business segments is contained in
Note 10 of the Notes to Consolidated Financial Statements.

                                                                          Revenues
                                                                    Year Ended August 31,
                                                          --------------------------------------
                                                                       (In millions)
                                                             1999            1998        1997(1)
                                                          -------         -------        -------

Metals Recycling Business:
    Ferrous                                               $ 101.7         $ 175.3        $ 192.2
    Nonferrous                                               26.0            27.3           27.7
    Other                                                     9.4            15.3           16.5
                                                          -------         -------        -------
    Recycled metals total                                   137.1           217.9          236.4
    Sales to the Steel Manufacturing Business(2)            (44.8)          (56.2)         (58.4)
                                                          -------         -------        -------
    Sales to Unaffiliated Customers                          92.3           161.7          178.0

Steel Manufacturing Business                                172.7           191.4          183.7
                                                          -------         -------        -------
    Total                                                 $ 265.0         $ 353.1        $ 361.7
                                                          =======         =======        =======

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART II (CONTINUED)


                                                                   Income from Operations
                                                                    Year Ended August 31,
                                                          --------------------------------------
                                                                       (In millions)
                                                             1999            1998        1997(1)
                                                          -------         -------        -------

Metals Recycling Business                                 $   4.6         $  16.5        $  27.4
Steel Manufacturing Business                                  6.6             9.8            5.5
Joint Ventures in the Metals Recycling Business               1.4             0.8            3.8
Joint Venture Suppliers of Metals                             2.1             3.3            3.1
Corporate Expense and Eliminations (3)                       (6.2)           (6.9)          (7.2)
                                                          -------         -------        -------
    Income  from Operations                               $   8.5         $  23.5        $  32.6
                                                          =======         =======        =======

(1) Includes the results of operations of Proler from November 29, 1996, the date of acquisition, through August 31, 1997.

(2) Ferrous recycled metal sales from the Metals Recycling Business to the Steel Manufacturing Business are made at a negotiated market rate per ton.

(3) Corporate expense and eliminations consist primarily of unallocated corporate expense for services that benefit both the Metals Recycling
     Business and the Steel Manufacturing Business. Because of this unallocated expense, the income from operations of each segment does not reflect the income from operations the segment would have as a stand-alone business.


Fiscal 1999 Compared to Fiscal 1998

Revenues. Revenues for both the Metals Recycling Business and the Steel Manufacturing Business decreased resulting in an overall decline in consolidated revenues of $88.1 to $265.0 million for fiscal 1999 compared with $353.1 million for fiscal 1998. The Asian financial crisis which began during fiscal 1998 continued to impact the results of both operations in fiscal 1999.

The Metals Recycling Business generated revenues of $137.1 million, before intercompany eliminations, a decrease of $80.8 million (37%). Ferrous revenues declined $73.6 million (42%) to $101.7 million as a result of both lower volumes and lower average selling prices, both of which were primarily caused by the financial crisis in Asia. Ferrous volumes declined 211,000 tons (15%) while the average selling price of ferrous recycled metal declined $39 per ton (32%) to $83 per ton. The Metals Recycling Business made export shipments, aggregating 491,000 tons, during fiscal 1999 compared with export shipments totaling 720,000 tons during the prior year. Domestic third-party tonnage declined by 17% to 194,000 tons. Sales to the Company's Steel Business increased by 12% to 539,000 tons.

The Steel Manufacturing Business recognized revenues for fiscal 1999 of $172.7 million, a decrease of 10% from revenues recognized in the prior year. Although the volume of finished steel products sold increased, the average selling price per ton declined. Sales of finished steel products increased 3% to 571,000 tons. However, the average selling price declined $36 per ton (11%) to $303 per ton. The Company feels that the decline in average selling prices is attributable to the dumping of lower priced steel products by Asian companies on the West Coast. The decline in the average selling price is also partially due to a change in product mix. During fiscal 1999, the Steel Manufacturing Business shipped proportionately more lower-priced products than in the prior year. During fiscal 1998, the Company also sold 16,900 tons of billets, whereas in fiscal 1999, sales of billets aggregated 500 tons.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART II (CONTINUED)


Cost of Goods Sold. Consolidated cost of goods sold declined $73.4 million (24%) to $236.3 million and increased as a percentage of revenues from 88% in fiscal 1998 to 89% in fiscal 1999. Gross profit declined by $14.7 million (34%) to $28.8 million.

The Metals Recycling Business' cost of goods sold decreased $68.4 million to $119.2 million before intercompany eliminations. Cost of sales per ferrous ton declined, as the Company lowered the purchase price of recycled metals metals at the scale in response to declining selling prices, and sales volumes declined. However, because the average selling prices declined at a higher rate than the price of unprepared metal, gross profit for the Metals Recycling Business declined $12.5 million. The Metals Recycling Business did generate income from operations for fiscal 1999 of $4.6 million, despite the adverse international financial climate in which it operated during the year.

The Metals Recycling Business' cost of goods sold for the year ended August 31, 1999 was lowered by a $1.9 million reversal of environmental reserves. An independent consultant was engaged to review the Company's environmental issues and to determine its potential liabilities. Based upon the completion of certain projects at less than anticipated costs, certain previously established reserves were eliminated.

Cost of goods sold for the Steel Manufacturing Business declined $15.3 million (9%) despite higher volumes sold during fiscal 1999. Cost of sales per ton, excluding billets, declined by $30 per ton primarily due to lower recycled metals prices. The impact of lower average selling prices more than offset this decline in operating costs per ton, however, resulting in a gross profit of $10.0 million which was $3.3 million lower than in fiscal 1998.

Selling and Administrative Expenses. Selling and administrative expenses declined $0.3 million to $23.7 as the Company endeavored to contain overhead costs.

Income from Joint Ventures. The Company's joint ventures' revenues and results of operations were as follows:


                                                                      Year Ended August 31,
                                                                   ---------------------------
                                                                       1999               1998
                                                                   --------           --------
Total revenues from external customers recognized by:
       Joint Ventures in the Metals Recycling Business             $303,014           $332,580
       Joint Venture Suppliers of Metals                             46,575             51,391
                                                                   --------           --------
                                                                   $349,589           $383,971
                                                                   ========           ========

Income from joint ventures recognized by the Company:
       Joint Ventures in the Metals Recycling Business             $  1,380           $    823
       Joint Venture Suppliers of Metals                              2,070              3,292
                                                                   --------           --------
                                                                   $  3,450           $  4,115
                                                                   ========           ========

The Joint Ventures in the Metals Recycling Business predominantly sell recycled ferrous metal. The decrease in revenues recognized by these joint ventures is attributable to lower ferrous selling prices, the impact of which was partially offset by an increase in tonnage shipped. Shipments of ferrous metal processed by the joint ventures increased to 2.5 million tons for the year ended August 31, 1999 from 2.3 million tons in the prior year. The increase in ferrous recycled metal was partially due to the fact that one of the joint ventures was organized during fiscal 1998 and, thus, fiscal 1998's results only reflect a portion of a year's sales. The average selling price of ferrous recycled metal declined during that period to $87 per ton from $117 per ton, predominantly due to the Asian financial crisis and a weaker domestic market which reduced demand in those countries that traditionally purchase a large share of the worldwide supply.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART II (CONTINUED)


The Company's equity in income from the Joint Ventures in the Metals Recycling Business for fiscal 1999 included the Company's $1.4 million share of a gain recognized by one of the joint ventures from the sale of property. Additionally, the results for fiscal 1999 also benefited from $3.3 million of LIFO and other inventory adjustments, compared with $2.2 million for the prior year.

Both revenues and income from the Joint Venture Suppliers of Metal declined from fiscal 1998 to fiscal 1999 primarily due to severe weather conditions in California during the first part of fiscal 1999 which impacted demand and, thus, results of the Company's joint venture which operates self-service used auto parts yards. Additionally, prices received for the auto bodies by this joint venture were lower than in the prior year due to weakness in the recycled metals markets.

Interest Expense. Interest expense increased $0.2 million due to increased average borrowings, the effect of which was partially offset by lower average interest rates. Average borrowings of $104.3 million in fiscal 1999 exceeded average borrowings in fiscal 1998 of $97.6 million. The average interest rate for fiscal 1999 was 5.4% compared with $5.8% for fiscal 1998.

Gain (Loss) on Sale of Assets. During fiscal 1999, the Steel Manufacturing Business sold its Union City, California mill depot, resulting in a gain of $1.2 million. Fiscal 1998 results included a $2.2 million charge which reflected the estimated loss the Company expected to realize upon the sale of its older Tacoma shredders.

Other Income. Other income increased $2.3 million. During fiscal 1999, the Company received a $1 million settlement as a result of antitrust litigation related to graphite electrodes pricing. Also, the Company recognized additional interest income during fiscal 1999 of $.6 million.

Income Tax Provision. The Company's effective tax rate increased to 43% in fiscal 1999 from 38% in fiscal 1998. The increase was predominantly due to the lower taxable income relative to the amount of non-deductible goodwill amortization.


Fiscal 1998 Compared to Fiscal 1997

Revenues. Revenues for the Metals Recycling Business decreased, while revenues for the Steel Manufacturing Business increased, resulting in a net decrease in the Company's revenues of $8.6 million to $353.1 million for fiscal 1998 compared to $361.7 million for fiscal 1997. The Steel Manufacturing Business achieved record shipments of finished steel products and produced record tons of billets in fiscal 1998.

The Metals Recycling Business generated revenues of $217.9 million, before intercompany eliminations, compared with $236.4 million in fiscal 1997, representing a decrease of $18.5 million (8%). Ferrous revenues decreased $17.0 million (9%) as the result of a 5% decrease in ferrous tons shipped at lower average selling prices. Sales to the Company's Steel Manufacturing Business were down slightly. The Metals Recycling Business made 25 ferrous recycled metals export shipments totaling 720,000 tons in fiscal 1998, compared with 30 shipments totaling 853,000 tons in fiscal 1997, while domestic third-party tonnage increased 37% to 235,000 tons. The average selling price for ferrous recycled metals declined $5 per ton to $122 with the largest decline occurring in export prices during the second half of 1998.

The Steel Manufacturing Business' revenues increased $7.7 million (4%) to $191.4 million. Higher volumes sold, coupled with an increase in selling prices, contributed to the increase. Average steel selling prices increased $5 per ton to $339, while finished steel tons shipped increased 6,600 tons to 553,000 tons. During fiscal 1998, the Steel Manufacturing Business also sold 16,900 tons of billets, compared with 5,600 tons during 1997.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART II (CONTINUED)


Cost of Goods Sold. Overall, cost of goods sold decreased $3.6 million (1%) to $309.6 million and increased as a percentage of revenue from 87% in fiscal 1997 to 88% in fiscal 1998. Gross profit decreased $5.0 million (10%) to $43.5 million.

The Metals Recycling Business' cost of goods sold decreased $8.9 million (5%) to $187.6 million as the result of a 5% decrease in ferrous tonnage shipped. Cost of sales per ferrous ton shipped remained unchanged from 1997 to 1998. The average selling price of ferrous recycled metals also declined, resulting in a decrease in the Metals Recycling Business' gross profit of $9.5 million.

Cost of goods sold for the Steel Manufacturing Business increased $2.7 million (2%) to $178.0 million as the result of increased tonnage shipped. Cost of sales per ton decreased $4 as the result of lower recycled metals prices and increased plant efficiencies. This decrease, coupled with a $5 per ton increase in the average selling price for finished steel and a 1% increase in tonnage shipped, resulted in a $4.8 million (56%) increase in overall gross profit and a 53% increase in gross profit per ton for finished steel.

Selling and Administrative Expenses. Selling and administrative expenses increased $1.3 million (6%) in fiscal 1998 compared to fiscal 1997 primarily as the result of overhead added due to the Proler acquisition in November 1996.

Income from Joint Ventures. The Company's joint ventures' revenues and results of operations were as follows:

                                                                      Year Ended August 31,
                                                                   ---------------------------
                                                                       1998               1997
                                                                   --------           --------
Total revenues from external customers recognized by:
       Joint Ventures in the Metals Recycling Business             $332,580           $276,930
       Joint Venture Suppliers of Metals                             51,391             46,433
                                                                   --------           --------
                                                                   $383,971           $323,363
                                                                   ========           ========

Income from joint ventures recognized by the Company:
       Joint Ventures in the Metals Recycling Business             $    823           $  3,785
       Joint Venture Suppliers of Metals                              3,292              3,091
                                                                   --------           --------
                                                                   $  4,115           $  6,876
                                                                   ========           ========


The increase in revenues generated by the Joint Ventures in the Metals Recycling Business from fiscal 1997 to fiscal 1998 was due to the fact that the Company acquired an interest in the majority of these joint ventures through its acquisition of Proler effective November 29, 1996. Thus, the results for fiscal 1997 include the operations of these joint ventures since that date. During fiscal 1998, these joint ventures shipped 2.3 million tons of ferrous recycled metals from its facilities compared with 2.0 million tons from November 1996 through the end of fiscal 1997. On an annualized basis, tons declined year to year primarily as a result of the Asian financial crisis. The average selling price of ferrous recycled metals processed and sold from the joint ventures' facilities declined from $121 per ton to $117 per ton also due to the financial crisis in Asia.

The decrease in the Company's share of income from the Joint Ventures in the Metals Recycling Business from fiscal 1997 to fiscal 1998 resulted from operating losses due to the Asian financial crisis. Also, the Company's share of a $.4 million charge to income for the closure of redundant plant facilities and a $3.1 million charge to state inventory at the lower of cost or market were included in the results for fiscal 1998. These were partially offset by $2.2 million of other favorable inventory adjustments primarily related to LIFO.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART II (CONTINUED)


Revenues from the Joint Venture Suppliers of Metal increased by 10%, contributing to an increase in the Company's equity in earnings from these joint ventures of $.2 million. For some of these joint ventures, revenues vary year to year depending upon the projects in which the joint ventures are engaged.

Interest Expense. Interest expense for fiscal 1998 increased by $1.8 million because of additional debt required to support joint venture operations and capital expenditures and lower cash flow from operations. Average borrowings for fiscal 1998 were $97.6 million compared with $96.1 million for 1997. The average interest rate for fiscal 1998 was 5.8% compared with 5.7% for fiscal 1997.

Gain (Loss) on Sale of Fixed Assets. Results for fiscal 1998 include a $2.2 million charge to reflect the estimated loss which the Company expected to realize upon the sale of its Tacoma shredders, which has since been replaced with a state-of-the-art automobile shredder.

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

The Company has divided its Year 2000 issues into the following categories: (a) physical hardware and related operating systems at the Corporate Data Processing Facility, (b) business and financial reporting systems at all locations, (c) personal computers and peripheral equipment at all locations, (d) facility and support systems (including communication devices and safety systems) at all locations, (e) manufacturing systems at its Steel Manufacturing Business, (f) business systems for Pick-N-Pull, the Company's self-service auto dismantling joint venture.

The Company has completed the identification and assessment phase.

The Company has completed the modification of equipment at the Corporate Data Processing Facility, the business and financial reporting systems at all locations, personal computers at all locations, and the remainder of Phase 2 activities, except for Pick-N-Pull, which are expected to be complete by December 31, 1999.

The Company completed Phase 3 activities in October 1999, except for Pick-N-Pull, which are expected to be complete by December 31, 1999.

Management estimates that the costs for correction of the Year 2000 issues, including any software and hardware upgrades (but excluding replacements that would have occurred even without the Year 2000 issue), and the cost of personnel allocated to this project should not exceed $1,300,000, of which $1,000,000 is expected to be capital

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART II (CONTINUED)


expenditures. Approximately $879,500 has been spent to date. The Year 2000 upgrades are being funded through normal operating funds and are expected to account for less than 5% of the Company's Information Technology (IT), maintenance and manufacturing capital budgets. There can be no assurance that the costs and timeframes above will not change as the Company continues its assessments.

The Year 2000 project is a priority project for the Company's IT and Engineering departments. No significant IT or engineering projects are being deferred as a result of the Company's Year 2000 efforts.

The Company has also assessed the Year 2000 readiness of its "key" vendors using questionnaires and letters. No critical vendors have been found to be non-compliant.

As the Company is not dependent on any significant customer, and given the nature of the metals recycling business, no Year 2000 assessment of customers is anticipated.

At the present time, the Company has not expended the resources to develop a contingency plan with respect to year 2000 compliance as the Company believes it will be Year 2000 ready.


Liquidity and Capital Resources

For the year ended August 31, 1999, cash generated by operations was $36.8 million compared to $13.3 million for the same period last year. The increase in cash generated this year is predominantly due to decreases in inventories, accounts receivable and prepaid expenses.

Capital expenditures and payments for purchase of interest in joint ventures totaled $12.1 million, $31.3 million, and $58.5 million million for fiscal years 1999, 1998, and 1997, respectively. Expenditures for fiscal 1997 included the acquisition of Proler for $42.5 million and remaining payments for the new wire rod block for the steel mill that was completed in February 1997.

As part of its acquisitions of Proler and MMI, the Company assumed environmental liabilities aggregating $24.8 million as of August 31, 1999. The Company expects significant future cash outlays as it incurs the actual costs relating to the remediation of such environmental liabilities.

In June 1997, the Company completed a renegotiation of its unsecured revolving credit agreement whereby it increased the facility to $200 million and extended the maturity of the facility to June 2002. During fiscal 1998, the maturity of the facility was extended to June 2003. As of August 31, 1999, the Company also had additional lines of credit available of $85 million, $65 million of which was uncommitted. In the aggregate, the Company had borrowings outstanding under these lines of $109.9 million. The Company's debt agreements have certain restrictive covenants.
As of August 31, 1999, the Company was in compliance with such covenants.

Pursuant to a stock repurchase program, the Company is authorized to repurchase up to 1.6 million shares of its stock when the market price of the Company's stock is not reflective of management's opinion of an appropriate valuation of the stock. Management believes that repurchasing shares under these conditions enhances shareholder value. As of August 31, 1999, a total of 708,600 shares had been purchased under this program. During fiscal 1999, the Company repurchased 260,300 shares of its stock for a total of $3.2 million.

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

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART II (CONTINUED)


Forward Looking Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, all of which are subject to risks and uncertainties. One can identify these forward looking statements through the use of words such as "expect," "believe," and other words which convey a similar meaning. One can also identify these statements as they do not relate strictly to historical or current facts. They are likely to address the Company's business strategy, financial projections and results and other global factors affecting the Company's financial prospects. An example of this is the current financial crisis facing certain Asian countries and Year 2000 compliance matters. Other factors that could cause actual results to differ materially are the following: supply and demand conditions; the Company's ability to mitigate the effects of the Asian situation and foreign fiscal policies on its profitability; railroad service difficulties; competitive factors and pricing pressures from national steel companies; imports of foreign steel; availability of recycled metals supply; fluctuations in recycled metals prices and seasonality of results. One should understand that it is not possible to predict or identify all factors that could cause actual results to differ from the Company's forward looking statements. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. Further, the Company does not assume any obligation to update any forward looking statement.


ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company periodically uses derivative financial instruments to limit exposure to changes in interest rates. Because such derivative instruments are used solely as hedges and not for speculative trading purposes, they do not represent incremental risk to the Company. For further discussion of derivative financial instruments, refer to "Fair Value of Financial Instruments" in Note 1 and Note 4 to the Consolidated Financial Statements included in Item 8.

As discussed in "Note 4 - Long-Term Debt" to the Consolidated Financial Statements included in Item 8, the Company was committed to interest rate swaps on a revolving credit facility at August 31, 1999. If market rates would have averaged 10 percent higher than actual levels in either fiscal 1999 or fiscal 1998, the effect on the Company's interest expense and net income, after considering the effects of the interest rate swaps, would not have been material.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART II (CONTINUED)


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         Index to Consolidated Financial Statements and Schedules


                                                                            Page
                                                                            ----

         Report of Independent Accountants....................................30

         Consolidated Balance Sheet - August 31, 1999 and 1998................31

         Consolidated Statement of Operations - Years ended
              August 31, 1999, 1998, and 1997.................................32

         Consolidated Statement of Shareholders' Equity - Years ended
              August 31, 1999, 1998, and 1997.................................33

         Consolidated Statement of Cash Flows - Years ended
              August 31, 1999, 1998, and 1997.................................34

         Notes to Consolidated Financial Statements...........................35



    All other schedules and exhibits are omitted, as the information is not applicable or is not required.

                        REPORT OF INDEPENDENT ACCOUNTANTS


     To the Board of Directors and Shareholders of Schnitzer Steel Industries, Inc.

     In our opinion, the accompanying consolidated balance sheet and related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Schnitzer Steel Industries, Inc. and its subsidiaries at August 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



     PRICEWATERHOUSECOOPERS LLP
     Portland, Oregon
     October 6, 1999 , except as to Note 15
     which is as of November 15, 1999

                        SCHNITZER STEEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except per share amounts)


                                                                                           August 31,
                                                                                --------------------------------
                                                                                      1999                  1998
                                                                                 ---------             ---------
                                 ASSETS
CURRENT ASSETS:
     Cash                                                                        $   6,174             $   3,800
     Accounts receivable, less allowance for
        doubtful accounts of $638 and $645                                          21,714                26,161
     Accounts receivable from related parties                                        1,935                 3,428
     Inventories (Notes 2 and 15)                                                   89,752               103,136
     Deferred income taxes (Note 6)                                                  5,281                 5,723
     Prepaid expenses and other                                                      3,417                 8,020
                                                                                 ---------             ---------
            TOTAL CURRENT ASSETS                                                   128,273               150,268
                                                                                 ---------             ---------

NET PROPERTY, PLANT & EQUIPMENT (Note 3)                                           135,814               142,582
                                                                                 ---------             ---------

OTHER ASSETS:
     Investment in joint venture partnerships (Note 11)                            103,980               103,494
     Advances to joint venture partnerships (Note 11)                               27,754                23,957
     Goodwill                                                                       39,992                41,017
     Intangibles and other                                                           9,816                10,022
                                                                                 ---------             ---------

                                                                                 $ 445,629             $ 471,340
                                                                                 =========             =========


                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt (Note 4)                                  $     436             $     168
     Accounts payable                                                               16,390                19,056
     Accrued payroll liabilities                                                     6,072                 5,603
     Current portion of environmental liabilities (Note 5)                           5,154                 5,552
     Other accrued liabilities                                                       7,568                 8,781
                                                                                 ---------             ---------
            TOTAL CURRENT LIABILITIES                                               35,620                39,160
                                                                                 ---------             ---------

DEFERRED INCOME TAXES (Note 6)                                                      27,882                24,619
                                                                                 ---------             ---------

LONG-TERM DEBT LESS CURRENT PORTION (Note 4)                                       119,826               140,236
                                                                                 ---------             ---------

ENVIRONMENTAL LIABILITIES,
     NET OF CURRENT PORTION (Note 5)                                                19,661                22,749
                                                                                 ---------             ---------

OTHER LONG-TERM LIABILITIES (Note 8)                                                 2,996                 3,140
                                                                                 ---------             ---------

COMMITMENTS AND CONTINGENCIES (Notes 5 and 7)

SHAREHOLDERS' EQUITY:
     Preferred stock--20,000 shares authorized, none issued
     Class A common stock--75,000 shares $1 par value
         authorized, 5,295 and 5,555 shares issued and outstanding                   5,295                 5,555
     Class B common stock--25,000 shares $1 par value
         authorized, 4,431 shares issued and outstanding                             4,431                 4,431
     Additional paid-in capital                                                    102,179               105,124
     Retained earnings                                                             127,739               126,326
                                                                                 ---------             ---------
                                                                                   239,644               241,436
                                                                                 ---------             ---------

                                                                                 $ 445,629             $ 471,340
                                                                                 =========             =========


               The accompanying notes are an integral part of this statement

                        SCHNITZER STEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                     Year Ended August 31,
                                                   --------------------------------------------------
                                                        1999                  1998               1997
                                                   ---------             ---------          ---------

REVENUES                                           $ 265,047             $ 353,093          $ 361,753
                                                   ---------             ---------          ---------

COSTS AND EXPENSES:
      Cost of goods sold and
             other operating expenses                236,270               309,635            313,226
      Selling and administrative                      23,753                24,088             22,797
                                                   ---------             ---------          ---------

                                                     260,023               333,723            336,023
                                                   ---------             ---------          ---------

INCOME FROM JOINT VENTURES (Note 11)                   3,450                 4,115              6,876
                                                   ---------             ---------          ---------

INCOME FROM OPERATIONS                                 8,474                23,485             32,606

OTHER INCOME (EXPENSE):
      Interest expense                                (6,971)               (6,813)            (5,026)
      Gain (loss) on sale of assets                    1,419                (2,224)               203
      Other income (Note 4)                            3,048                   791              4,388
                                                   ---------             ---------          ---------

                                                      (2,504)               (8,246)              (435)
                                                   ---------             ---------          ---------

INCOME BEFORE INCOME TAXES                             5,970                15,239             32,171

Income tax provision (Note 6)                         (2,591)               (5,791)           (10,946)
                                                   ---------             ---------          ---------


NET INCOME                                         $   3,379             $   9,448          $  21,225
                                                   =========             =========          =========



BASIC EARNINGS PER SHARE                           $    0.34             $    0.94          $    2.06
                                                   =========             =========          =========

DILUTED EARNINGS PER SHARE                         $    0.34             $    0.93          $    2.05
                                                   =========             =========          =========


          The accompanying notes are an integral part of this statement

                        SCHNITZER STEEL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)


                                            Class A               Class B
                                          Common Stock          Common Stock         Additional
                                      -------------------   ---------------------       Paid-in        Retained
                                        Shares     Amount      Shares      Amount       Capital        Earnings           Total
                                      --------   --------    --------    --------      --------        --------        --------

BALANCE AT 8/31/96                       5,773   $  5,773       4,575    $  4,575      $113,747        $ 99,718        $223,813

Class B common stock converted
    to Class A common stock                130        130        (130)       (130)
Class A common stock repurchased          (166)      (166)                               (3,753)                         (3,919)
Net income                                                                                               21,225          21,225
Dividends paid                                                                                           (2,058)         (2,058)
                                      --------   --------    --------    --------      --------        --------        --------

BALANCE AT 8/31/97                       5,737      5,737       4,445       4,445       109,994         118,885         239,061

Class B common stock converted
    to Class A common stock                 14         14         (14)        (14)
Class A common stock repurchased          (196)      (196)                               (4,870)                         (5,066)
Net income                                                                                                9,448           9,448
Dividends paid                                                                                           (2,007)         (2,007)
                                      --------   --------    --------    --------      --------        --------        --------

BALANCE AT 8/31/98                       5,555      5,555       4,431       4,431       105,124         126,326         241,436

Class A common stock repurchased          (260)      (260)                               (2,945)                         (3,205)
Net income                                                                                                3,379           3,379
Dividends paid                                                                                           (1,966)         (1,966)
                                      --------   --------    --------    --------      --------        --------        --------

BALANCE AT 8/31/99                       5,295   $  5,295       4,431    $  4,431      $102,179        $127,739        $239,644
                                      ========   ========    ========    ========      ========        ========        ========


               The accompanying notes are in integral part of this statement

                        SCHNITZER STEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                              Year Ended August 31,
                                                                 --------------------------------------------
                                                                      1999               1998            1997
                                                                 ---------          ---------       ---------

OPERATIONS:
Net income                                                       $   3,379          $   9,448       $  21,225
Noncash items included in income:
     Depreciation and amortization                                  17,716             18,714          18,265
     Deferred income taxes                                           3,705              1,224          (2,211)
     Equity in earnings of joint ventures                           (3,451)            (4,115)         (6,876)
     Environmental reserve reversal                                 (1,904)
     Loss (gain) on disposal of assets                              (1,419)             2,224            (180)
Cash provided (used) by changes in working capital:
     Accounts receivable                                             5,771              2,636          (5,345)
     Inventories                                                    13,410             (7,982)         (2,267)
     Prepaid expenses and other                                      5,059             (4,852)          2,414
     Accounts payable                                               (2,729)              (400)         (3,929)
     Accrued payroll and other liabilities                            (759)               496           4,507
     Environmental liabilities                                        (912)            (2,016)         (2,420)
     Other assets and liabilities                                   (1,068)            (2,030)            (49)
                                                                 ---------          ---------       ---------

NET CASH PROVIDED BY OPERATIONS                                     36,798             13,347          23,134
                                                                 ---------          ---------       ---------

INVESTMENTS:
Payment for purchase of Proler (Note 12)                                                              (42,456)
Capital expenditures                                               (11,986)           (14,205)        (15,486)
Advances (to) from joint ventures                                   (3,797)           (34,198)         14,392
Investments in joint ventures                                          (86)           (17,104)           (550)
Distributions from joint ventures                                    2,343              9,679           1,442
Capitalization of losses on assets held for sale                                                       (1,689)
Proceeds from sale of assets                                         4,304              3,086           4,887
                                                                 ---------          ---------       ---------

NET CASH USED BY INVESTMENTS                                        (9,222)           (52,742)        (39,460)
                                                                 ---------          ---------       ---------

FINANCING:
Repurchase of Class A common stock                                  (3,205)            (5,066)         (3,919)
Dividends declared and paid                                         (1,966)            (2,007)         (2,058)
Increase in long-term debt                                             168             47,500          48,600
Reduction in long-term debt                                        (20,200)              (338)        (25,087)
                                                                 ---------          ---------       ---------

NET CASH (USED) PROVIDED BY FINANCING                              (25,203)            40,089          17,536
                                                                 ---------          ---------       ---------

NET INCREASE IN CASH                                                 2,374                694           1,210

CASH AT BEGINNING OF YEAR                                            3,800              3,106           1,896
                                                                 ---------          ---------       ---------

CASH AT END OF YEAR                                              $   6,174          $   3,800       $   3,106
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


               The accompanying notes are an integral part of this statement

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)



Note 1 - Nature of Business and Summary of Significant Accounting Policies:


Nature of Business

Schnitzer Steel Industries, Inc. (the Company) operates a metal processing and recycling business and through its Cascade Steel Rolling Mills, Inc. subsidiary, a mini-mill steel manufacturing business. The Company's wholly owned recycling facilities are located in Alaska, Washington, Oregon, California and Nevada. Additionally, through joint ventures, the Company participates in the management of additional metals processing and recycling businesses in Arizona, California, Connecticut, Idaho, Maine, Massachusetts, Nevada, New Hampshire, New Jersey, New York, and Rhode Island.


Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company, through subsidiaries, holds a 50% interest in eleven joint ventures operating in the Western and Eastern United States and a 30% interest in one joint venture in Rhode Island, which are accounted for using the equity method. All intercompany transactions and balances have been eliminated.

Inventories
Inventories are stated at the lower of cost or market. Cost is determined using LIFO (last-in, first-out) and average cost methods. See Note 15.

Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Major renewals and improvements are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred.

Depreciation is determined principally using the straight-line method over estimated useful lives of approximately 20 to 40 years for buildings and approximately 3 to 10 years for equipment. Leasehold improvements are amortized over the estimated useful lives of the property or the remaining lease term, whichever is less. When assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and resulting gains or losses are included in other income.

Goodwill
Goodwill is being amortized on the straight-line basis over 40 years. At August 31, 1999 and 1998, accumulated amortization aggregated $6,178 and $4,943, respectively. Goodwill is periodically reviewed by the Company for impairments where the fair value may be less than the carrying value.

Common Stock
Each share of Class A common stock is entitled to one vote and each share of Class B common stock is entitled to ten votes. Additionally, Class B common stock may be converted to one share of Class A common stock.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)



Note 1 - Nature of Business and Summary of Significant Accounting Policies (Continued):

Earnings Per Share
Basic EPS is computed based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following represents a reconciliation from basic EPS to diluted EPS.

                                               Year Ended August 31, 1999
                                    -----------------------------------------------
                                         Income            Shares         Per-share
                                    (Numerator)     (Denominator)            Amount
                                    -----------     -------------            ------
       Basic EPS                        $ 3,379             9,863             $0.34
                                                                              =====
       Options                                                 19
                                        -------           -------
       Diluted EPS                      $ 3,379             9,882             $0.34
                                        =======           =======             =====



                                               Year Ended August 31, 1998
                                    -----------------------------------------------
                                         Income            Shares         Per-share
                                    (Numerator)     (Denominator)            Amount
                                    -----------     -------------            ------
       Basic EPS                        $ 9,448            10,048             $0.94
                                                                              =====
       Options                                                 69
                                        -------           -------
       Diluted EPS                      $ 9,448            10,117             $0.93
                                        =======           =======             =====



                                               Year Ended August 31, 1997
                                    -----------------------------------------------
                                         Income            Shares         Per-share
                                    (Numerator)     (Denominator)            Amount
                                    -----------     -------------            ------
       Basic EPS                        $21,225            10,305             $2.06
                                                                              =====
       Options                                                 72
                                        -------           -------
       Diluted EPS                      $21,225            10,377             $2.05
                                        =======           =======             =====



Options with an exercise price greater than the average market price were not included in the computation of diluted earnings per share. These options totaled 523 in 1999 and 98 in 1998.

Interest and Income Taxes Paid
The Company paid $6,951, $6,535, and $5,093 in interest during fiscal years 1999, 1998, and 1997, respectively. During fiscal 1999, the Company received net income tax refunds of $6,175, and in fiscal years 1998 and 1997, the Company paid $7,440,and $7,283, respectively, in income taxes.

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


Note 2 - Inventories:

Inventories consist of the following:

                                                                    August 31,
                                                            --------------------------
                                                                1999              1998
                                                            --------          --------

           Recycled metals                                  $ 24,675          $ 28,952
           Work in process                                    20,372            13,192
           Finished goods                                     29,578            44,276
           Supplies                                           15,127            16,716
                                                            --------          --------
                                                            $ 89,752          $103,136
                                                            ========          ========


Recycled metal inventories are valued at LIFO; the remainder are at average cost. The cost of recycled metal inventories exceeded the stated LIFO value by $1,215 and $5,811 at August 31, 1999 and 1998, respectively. See Note 15.

The production and accounting process utilized by the Company to record recycled metals inventory quantities relies on significant estimates which can be affected by weight imprecisions, moisture and other factors.


Note 3 - Property, Plant and Equipment:

Property, plant and equipment consist of the following:

                                                                    August 31,
                                                            --------------------------
                                                                1999              1998
                                                            --------          --------

           Machinery and equipment                          $218,124          $216,649
           Land and improvements                              30,517            33,034
           Buildings and leasehold improvements               15,264            15,835
           Construction in progress                           13,889             3,918
                                                            --------          --------
                                                             277,794           269,436

           Less accumulated depreciation                    (141,980)         (126,854)
                                                            --------          --------

                                                            $135,814          $142,582
                                                            ========          ========

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)



Note 4 - Long-Term Debt:

Long-term debt consists of the following:

                                                                                        August 31,
                                                                                --------------------------
                                                                                    1999              1998
                                                                                --------          --------

Bank unsecured revolving credit facilities                                      $109,900          $130,100

Tax-exempt economic development revenue bonds due
January 2022, interest payable monthly at a variable rate
(3.35% at August 31, 1999), secured by a letter of credit                          7,700             7,700

State of Oregon loan for energy conservation equipment, secured by equipment, 6.09% fixed-rate interest, principal and interest
installments payable monthly through June 2011                                     1,994             2,096

Other                                                                                668               508
                                                                                --------          --------

Total long-term debt                                                             120,262           140,404

Less portion due within one year                                                     436               168
                                                                                --------          --------

Long-term debt less current portion                                             $119,826          $140,236
                                                                                ========          ========


At August 31, 1999, the Company had a $200,000 unsecured revolving credit facility with its banks. Individual advances outstanding under the line bear interest at floating rates. As of August 31, 1999, such rates averaged 5.6%. Interest is payable upon maturity of each advance under the line. The facility matures in June 2003, at which time all principal amounts outstanding are due.

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

In addition to the above facility, the Company has additional unsecured lines of credit totaling $85,000, of which $20,000 is committed.

The committed bank credit facilities and other borrowings contain financial covenants, including covenants related to net worth, interest coverage and leverage.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)



Note 4 - Long-Term Debt (Continued):

Payments on long-term debt during the next five fiscal years are as follows:

           2000                        $    436
           2001                             217
           2002                             229
           2003                         110,142
           2004                             222
           Thereafter                     9,016
                                       --------
                                       $120,262
                                       ========

In April 1999, the Company agreed to become a guarantor for one of its joint ventures' bank credit facilities. Under the agreement, the Company may be liable for up to $10,000.

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

On June 15, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133, as amended, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.


Note 5 - Environmental Liabilities:

In conjunction with the due diligence proceedings for the Company's acquisition of Manufacturing Management, Inc. (MMI) in March 1995, the Company hired an independent third-party consultant to estimate the costs to cure both current and future potential environmental liabilities. The cumulative provision for the total costs specified in the consultant's report was included in MMI's statement of operations prior to its acquisition by the Company. This reserve was carried over to the Company's balance sheet and at August 31, 1999 aggregated $18,200.

General Metals of Tacoma (GMT), a subsidiary of MMI, owns and operates a metals recycling facility located in the State of Washington on the Hylebos Waterway, a part of Commencement Bay, which is the subject of an ongoing environmental investigation and remediation project by the U.S. Environmental Protection Agency (EPA) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). GMT and well over 60 other parties were named potentially responsible parties (PRP) for the investigation and clean up of contaminated sediment along the Hylebos Waterway. GMT and five other PRPs voluntarily have entered into an Administrative Order on Consent with the EPA to fund a pre-remedial study of sediment contamination and remediation alternatives. GMT's share of the study, which is now expected to be completed in late 1999, is approximately $2,000 and is included in the reserve above. Any further potential liabilities, if any, cannot be estimated at this time.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)



Note 5 - Environmental Liabilities (Continued):

In 1996, prior to the Company's acquisition of Proler International Corp. (Proler), the Company engaged an independent third-party consultant to estimate the costs to cure present and future environmental liabilities related to Proler's wholly owned and joint venture properties. Proler recorded a liability of $8,600 for the probable costs to remediate its wholly owned properties based upon the consultant's estimates, increasing its environmental reserve to $9,800. The Company carried over the aggregate reserve to its financial statements upon acquiring Proler and $6,560 remained outstanding on August 31, 1999. Also, Proler's joint ventures recorded additional liabilities of $4,100 for the probable costs to remediate their properties, based upon the consultant's estimates, in 1996 prior to the Company's acquisition of Proler.

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

As part of the Proler acquisition, the Company became a fifty-percent owner of Hugo Neu-Proler Company (HNP). HNP has agreed, as part of its 1996 lease renewal with the Port of Los Angeles, to be responsible for a multi-year, phased remedial clean-up project involving certain environmental conditions on its metals recycling facility at its Terminal Island site in Los Angeles, California, to be completed by the year 2001. Remediation will include limited excavation and treatment of contaminated soils, paving, installation of a stormwater management system, construction of a noise barrier and perimeter wall around the facility, and groundwater monitoring. The probable costs to remediate this property are included in the aforementioned reserve.

Metals Recycling LLC (Metals) is a scrap metals processing business with locations in Rhode Island and Massachusetts. The members of Metals are one of the Company's Proler joint ventures and Metals Recycling, Inc.

On June 9, 1999, the Rhode Island Department of Environmental Management (DEM) issued a Notice of Violation (NOV) against Metals alleging Metals had violated federal and state regulations relating to the storage, management, and transportation of hazardous waste and imposed an administrative penalty of $718,045. Metals has filed an answer to the NOV in which it denied the allegations and requested an adjudicatory hearing. In July 1999, the DEM issued a NOV to Rhode Island Resource Recovery Corporation (RIRRC), which included a civil penalty of $307,752, relating to the alleged disposal of hazardous waste by Metals at a landfill operated by RIRRC. Metals and RIRRC have denied the DEM's allegations. RIRRC has requested an adjudicatory hearing. Pursuant to an Alternative Coverage Disposal Agreement between RIRRC and Metals, Metals has agreed to defend and indemnify RIRRC with regard to the NOV.

In late January of 1999, federal and state officials searched Metal's Johnston, Rhode Island and Worcester, Massachusetts facilities. Metals has been advised that the search was part of a state criminal investigation into possible violations of state and federal hazardous waste programs and a Rhode Island statute that prohibits the disposal of out-of-state solid waste at the landfill operated by RIRRC. A grand jury has been empanelled to consider the allegations. No proceedings have been commenced against Metals or its officers. The Company believes Metals has substantial defenses to the alleged violations.

During fiscal 1999, the Company engaged an independent consultant to review the Company's environmental issues and to perform a periodic assessment of its remaining potential liabilities. Based upon additional remediation investigation, certain previously established reserves were eliminated. As a result, cost of goods sold for the year ended August 31, 1999 was lowered by the $1,900 reversal of these reserves.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)



Note 6 - Income Taxes:

The provision for income taxes is as follows:

                                                                         Year Ended August 31,
                                                                --------------------------------------
                                                                   1999            1998           1997
                                                                -------         -------        -------
           Current:
                  Federal                                       $  (359)        $ 3,075        $ 5,361
                  State                                             250             858            786
           Deferred:
                  Federal                                         2,342           1,633          4,199
                  State                                             358             225            600
                                                                -------         -------        -------
                                                                $ 2,591         $ 5,791        $10,946
                                                                =======         =======        =======


Deferred tax assets and liabilities are as follows:

                                                                                      August 31,
                                                                                ----------------------
                                                                                   1999           1998
                                                                                -------        -------

           AMT carryforward                                                     $   307        $ 1,031
           Segment held for sale                                                   (423)          (853)
           Inventory valuation methods                                            2,966          2,810
           Employee benefit accruals                                              2,623          2,777
           State income tax and other                                              (192)           (42)
                                                                                -------        -------
                 Net current deferred tax assets                                $ 5,281        $ 5,723
                                                                                =======        =======

           Accelerated depreciation
             and basis differences                                              $38,775        $36,688
           Environmental liabilities                                             (9,926)       (11,274)
           Net operating loss carryforwards                                     (10,856)       (10,856)
           Other                                                                   (967)          (795)
                                                                                -------        -------
                                                                                 17,026         13,763

           Deferred tax asset valuation allowance                                10,856         10,856
                                                                                -------        -------

                 Net non-current deferred tax liabilities                       $27,882        $24,619
                                                                                =======        =======

In acquiring Proler, the Company succeeded to net operating losses (NOLs) of $31,018 and minimum tax credits of $742 that had arisen in Proler's pre-acquisition years. Use of the NOLs is limited to $2,395 per year. If not used, they will expire in the years 2007 through 2012. The use of the credits is limited to the tax on the future earnings of the corporations constituting Proler. No benefit for the NOLs or the credits has been recognized in the financial statements.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)



Note 6 - Income Taxes  (Continued):

The reasons for the difference between the effective income tax rate and the statutory federal income tax rate are as follows:

                                                                           Year Ended August 31,
                                                                --------------------------------------
                                                                   1999            1998           1997
                                                                -------         -------        -------

           Federal statutory rate                                    35%             35%            35%
           Foreign sales corporation                                 (7)             (3)            (5)
           State taxes, net of credit                                 8               5              3
           Amortization of goodwill                                   6               2              1
           Other                                                      1              (1)
                                                                -------         -------        -------

                                                                     43%             38%            34%
                                                                =======         =======        ========


Note 7 - Related Party Transactions:

Certain shareholders of the Company own significant interest in, or are related to owners of, the entities discussed below. As such, these entities are considered related parties for financial reporting purposes.

Transactions Affecting Cost of Goods Sold and Other Operating Expenses

The Company charters several vessels from related companies to transport recycled metal to foreign markets. Charges incurred for these charters were $4,580, $6,726, and $9,296 for 1999, 1998 and 1997, respectively. In 1993, the
Company signed a five-year time-charter agreement for one vessel which expired in June 1998. The agreement guaranteed the ship owner a residual market value of $2,500 at the end of the time-charter. Upon expiration of the time charter, the Company paid the guaranteed residual and entered into an additional five-year time charter. The Company accounted for the transaction as a capital lease, as ownership of the vessel is transferred at expiration of the time-charter. The Company entered into two additional seven-year time charters in May 1995 for other vessels.

The Company purchased recycled metals from its joint venture operations totaling $10,954, $15,825 and $13,856 in 1999, 1998 and 1997, respectively.

The Company leases certain land and buildings from a related real estate company under operating leases. The following table summarizes the lease terms, annual rents and future minimum rents:

                                                                         Lease           Current
           Location:                                               Expirations       Annual Rent
           ---------                                               -----------       -----------

           Metals Recycling Business:
               Portland facility and marine terminal                  2063                $1,078
               Sacramento facility                                    2003                    88
           Administrative offices                                  2002 - 2006               246

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)



Note 7 - Related Party Transactions (Continued):

                                           Minimum           Sublease           Net Minimum
                                             Rents             Income                 Rents
                                           -------           --------           -----------

           2000                              1,412                (36)                1,376
           2001                              1,719                (42)                1,677
           2002                              1,779                (42)                1,737
           2003                              1,785                (42)                1,743
           2004                              1,697                                    1,697
           Thereafter                       59,218                                   59,218


The rent expense was $1,554, $1,330 and $1,351 for 1999, 1998 and 1997,
respectively.

The rents for the Metals Recycling Business will be adjusted in 2000 based upon changes in the Consumer and the Producer Price Indices. Beginning in 2003 and every 15 years thereafter, the rent will be adjusted to then market rates.

Transactions Affecting Selling and Administrative Expenses

The Company performs some administrative services and provides operation and maintenance of management information systems for certain related parties. These services are charged to the related parties based upon cost plus a 15% margin for overhead and profit. These administrative charges totaled $1,144, $1,223 and $1,046 in 1999, 1998 and 1997, respectively.

Transactions Affecting Other Income (Expense)

The vessels discussed above are periodically sub-chartered to third parties. In this case, a related shipping agency company acts as the Company's agent in the collection of income and payment of expenses related to sub-charter activities. For the years ended August 31, 1999, 1998 and 1997, charges incurred for these sub-charters aggregated $3,305, $3,151 and $871, offset by income of $2,921, $3,099 and $747, respectively.

Included in other assets are $3,506, $3,340 and $1,180 of notes receivable from joint venture partners at August 31, 1999, 1998 and 1997, respectively. Interest income from both these notes and advances to joint venture partnerships totaled $1,541, $944 and $580 for fiscal years 1999, 1998 and 1997, respectively.


Note 8 - Employee Benefits:

In accordance with union agreements, the Company contributed to union pension plans $1,989, $2,065 and $2,164, in 1999, 1998 and 1997, respectively. These are multi-employer plans and, consequently, the Company is unable to determine its relative portion of or estimate its future liability under the plans.

The Company has several defined contribution plans covering nonunion employees. The pension cost related to these plans totaled $1,025, $1,060 and $1,028 for 1999, 1998 and 1997, respectively.

For some nonunion employees, the Company also maintains a defined benefit pension plan. The Company has funded the maximum contribution deductible for federal income tax purposes. The following table sets forth the change in benefit obligation, change in plan assets and funded status at August 31, 1999 and 1998 in accordance with SFAS 132.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)



Note 8 - Employee Benefits (Continued):

                                                                          August 31,
                                                                    ---------------------
                                                                       1999          1998
                                                                    -------       -------
       Change in benefit obligation:
            Benefit obligation at beginning of year                 $ 5,192       $ 4,086
            Service cost                                                723           634
            Interest cost                                               364           307
            Actuarial loss                                              517           443
            Acquisition                                                 (16)
            Benefits paid                                              (401)         (278)
                                                                    -------       -------
            Benefit obligation at end of year                       $ 6,379       $ 5,192
                                                                    =======       =======

       Change in plan assets:
            Fair value of plan assets at beginning of year          $ 3,879       $ 4,162
            Actual return on plan assets                                867          (336)
            Employer contribution                                     1,029           331
            Acquisition                                                 (16)
            Benefits paid                                              (401)         (278)
                                                                    -------       -------
            Fair value of plan assets at end of year                $ 5,358       $ 3,879
                                                                    =======       =======

       Funded status:
            Plan assets less than  benefit obligation               $(1,021)      $(1,313)
            Unrecognized actuarial loss                                 788           747
            Unrecognized prior service cost                              62            67
                                                                    -------       -------
            Accrued benefit cost                                    $  (171)      $  (499)
                                                                    =======       =======


Assumptions used each year in determining the defined benefit net pension cost are:

                                                                              August 31,
                                                                   --------------------------------
                                                                   1999          1998          1997
                                                                   ----          ----          ----

       Weighted average discount rate                              6.5%          7.0%          7.5%
       Expected rate of investment return                          9.0%          9.0%          9.0%
       Expected rate of compensation increase                      4.0%          4.0%          4.5%


                                                                         Year Ended August 31,
                                                                    --------------------------------
                                                                    1999          1998          1997
                                                                    ----          ----          ----
       Components of net periodic pension benefit cost:
            Service cost                                            $723          $634          $529
            Interest cost                                            364           307           257
            Expected return on plan assets                          (409)         (363)         (299)
            Amortization of past service cost                          4             4             4
            Recognized actuarial loss                                 19             1
                                                                    ----          ----          ----
            Net periodic pension benefit cost                       $701          $583          $491
                                                                    ====          ====          ====

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

                                                              August 31,
                                                  ----------------------------------
                                                    1999          1998          1997
                                                  ------        ------        ------

        Restricted trust fund                     $1,204        $  989        $  684
        Deferred compensation expense                356           238           490
        Long-term pension liability                1,470         1,195         1,343
        Pension cost                                 156           105           149


Note 9 - Stock Incentive Plan:

In September 1993, the Company adopted a stock incentive plan for employees, consultants and directors of the Company. The plan covers 1,200 shares of Class A common stock. All options have a ten-year term and, except for options granted in fiscal 1999, become exercisable for 20% of the shares covered by the option on each of the first five anniversaries of the grant. The options granted in fiscal 1999 become fully exercisable on the first anniversary of the grant because the Company granted them to certain employees in lieu of annual salary revisions.

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

Pro forma information for fiscal years 1999, 1998 and 1997 regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                              Year Ended August 31,
                                                                    -----------------------------------------
                                                                       1999            1998            1997
                                                                    ---------       ---------       ---------

         Risk-free interest rate                                      5.0%            5.5%            6.6%
         Dividend yield                                               .01%            .01%            .01%
         Weighted average expected life of options                  7.5 Years       7.5 Years       7.5 Years
         Volatility                                                   .43             .42             .43

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)



Note 9 - Stock Incentive Plan (Continued):

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The effects on results of operations and earnings per share is not expected to be indicative of the effects on results of operations or earnings per share in future years. The Company's pro forma information follows:

                                                           Year Ended August 31,
                                                  --------------------------------------
                                                     1999            1998           1997
                                                  -------         -------        -------

         Pro forma net income                     $ 2,617         $ 8,975        $20,945

         Pro forma earnings per share             $  0.26         $  0.89        $  2.02

A summary of the Company's stock option activity and related information is as follows:

                                                                      Year Ended August 31,
                                          -----------------------------------------------------------------------------
                                                  1999                       1998                        1997
                                          ---------------------      ---------------------       ----------------------
                                                       Weighted                   Weighted                     Weighted
                                                        Average                    Average                      Average
                                                       Exercise                   Exercise                     Exercise
                                          Options         Price      Options         Price       Options          Price
                                          -------      --------      -------      --------       -------       --------

Outstanding-beginning of year                 523        $22.67          430        $22.33           295         $21.10
Options granted                               201        $12.00           98        $24.25           137         $25.00
Options canceled                              (16)       $24.49           (5)       $24.55            (2)        $24.25
                                           ------                     ------                      ------
Outstanding - end of year                     708        $19.60          523        $22.67           430         $22.33
                                           ======                     ======                      ======
Exercisable at end of year                    296        $21.48          199        $20.96           115         $19.99
                                           ======                     ======                      ======
Weighted-average fair value of
options granted during year                $ 6.54                     $13.33                      $14.11
                                           ======                     ======                      ======

Exercise prices for options outstanding as of August 31, 1999 ranged from $12 to $25. The weighted-average remaining contractual life of those options is 7.6 years.


Note 10 - Segment Information:

Effective September 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes new standards for the way that public enterprises report information about operating segments. The statement also requires companies to disclose information about the products and services provided by the operating segments, geographic areas of business and major customers.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)



Note 10 - Segment Information (Continued:

The Company operates in two industry segments: metal processing and recycling (Metals Recycling Business) and mini-mill steel manufacturing (Steel Manufacturing Business). Additionally, the Company is a partner in joint ventures which are either in the metals recycling business or are suppliers of unprocessed metals. The Company also considers these to be separate segments because they are managed separately. These joint ventures are accounted for using the equity method. As such, the operating information provided below related to the joint ventures is shown separately from consolidated information, except for the Company's equity in the net income of the joint ventures.


The Metals Recycling Business buys and processes ferrous metals for sale to foreign and other domestic steel producers or their representatives and to the Steel Manufacturing Business. The Metals Recycling Business also purchases ferrous metas from other processors for shipment directly to the Steel Manufacturing Business. Intersegment sales from the Metals Recycling Business to the Steel Manufacturing Business are transferred at a negotiated market rate per ton and are eliminated in consolidation.

The Steel Manufacturing Business produces rebar, merchant bar, wire rod, coiled rebar and other specialty products.

The Joint Ventures in the Metals Recycling Business are also engaged in buying, processing and selling primarily ferrous metal. Recycled metals are sold to foreign and domestic steel mills.

The Joint Venture Suppliers of Metals include two predominant operations. One joint venture operates self-service used auto parts yards. The Company purchases substantially all of the auto bodies which come from these yards. Another joint venture is an industrial plant demolition contractor. This joint venture dismantles industrial plants, performs environmental remediation and sells recovered metals and machinery. The Company purchases substantially all of the ferrous recycled metals generated by this joint venture.

The information provided below is obtained from internal information that is provided to the Company's chief operating decision-maker for the purpose of corporate management. The Company does not allocate corporate interest income and expense, income taxes or other income and expenses related to corporate activity to its operating segments. Assets and capital expenditures are not shown for the joint ventures as management does not use that information to allocate resources or assess performance.

                                                                        Year Ended August 31,
                                                              ----------------------------------------
                                                                  1999            1998            1997
                                                              --------        --------        --------
    Revenues from external customers:
        Metals Recycling Business                             $137,070        $217,915        $236,392
        Steel Manufacturing Business                           172,698         191,346         183,740
        Intersegment revenues                                  (44,721)        (56,168)        (58,379)
                                                              --------        --------        --------
        Consolidated revenues                                 $265,047        $353,093        $361,753
                                                              ========        ========        ========

The joint ventures' revenues from external customers are as follows:

                                                                        Year Ended August 31,
                                                              ----------------------------------------
                                                                  1999            1998            1997
                                                              --------        --------        --------
     Joint Ventures in the Metals Recycling Business          $303,014        $332,580        $276,930
     Joint Venture Suppliers of Metals                          46,575          51,391          46,433
                                                              --------        --------        --------
                                                              $349,589        $383,971        $323,363
                                                              ========        ========        ========

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)



Note 10 - Segment Information (Continued):

Revenues by geographic area:

                                                                        Year Ended August 31,
                                                              ----------------------------------------
                                                                  1999            1998            1997
                                                              --------        --------        --------
        Metals Recycling Business:
           Asia                                               $ 39,454        $ 90,390        $111,183
           United States                                        97,616         127,525         125,209
           Sales to Steel Manufacturing Business               (44,721)        (56,168)        (58,379)
                                                              --------        --------        --------
           Sales to external customers                          92,349         161,747         178,013

        Steel Manufacturing Business
           United States                                       172,698         191,346         183,740
                                                              --------        --------        -------
           Consolidated revenues                              $265,047        $353,093        $361,753
                                                              ========        ========        ========

The Joint Ventures in the Metals Recycling Business do not maintain revenues by geographic area and it would be impracticable to provide such disclosure. Sales by the Joint Venture Suppliers of Metals are all made to customers in the United States. See Note 7 regarding the Company's purchases from its joint ventures.


                                                                        Year Ended August 31,
                                                              ----------------------------------------
                                                                  1999            1998            1997
                                                              --------        --------        --------
        Income from operations:
           Metals Recycling Business                          $  4,581        $ 16,473        $ 27,399
           Steel Manufacturing Business                          6,561           9,838           5,493
           Joint Ventures in the Metals Recycling Business       1,380             823           3,785
           Joint Venture Suppliers of Metals                     2,070           3,292           3,091
           Corporate expense and eliminations                   (6,118)         (6,941)         (7,162)
                                                              --------        --------        --------

           Consolidated income from operations                $  8,474        $ 23,485        $ 32,606
                                                              ========        ========        ========


Income from operations from the joint ventures represents the Company's equity in the net income of these entities.

                                                                        Year Ended August 31,
                                                              ----------------------------------------
                                                                  1999            1998            1997
                                                              --------        --------        --------
        Depreciation and amortization expense:
           Metals Recycling Business                          $  7,672        $  8,190        $  7,573
           Steel Manufacturing Business                          9,809          10,292          10,464
           Corporate expense and eliminations                      235             232             228
                                                              --------        --------        --------

           Consolidated depreciation and amortization
               expense                                        $ 17,716        $ 18,714        $ 18,265
                                                              ========        ========        ========

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)



Note 10 - Segment Information (Continued):

The Company's share of depreciation and amortization expense included in the determination of the joint ventures' net income is as follows:

                                                                        Year Ended August 31,
                                                              ----------------------------------------
                                                                  1999            1998            1997
                                                              --------        --------        --------
        Joint Ventures in the Metals Recycling Business       $  5,128        $  3,437        $  2,218
        Joint Venture Suppliers of Metals                          644             650             679


The following is a summary of the Company's total assets and capital expenditures:

                                                                        Year Ended August 31,
                                                              ----------------------------------------
                                                                  1999            1998            1997
                                                              --------        --------        --------
        Total assets:
           Metals Recycling Business                          $129,614        $134,854        $129,841
           Steel Manufacturing Business                        163,172         184,916         194,649
           Investment in:
              Joint Ventures in the Metals Recycling Business   99,103          98,369          80,426
              Joint Venture Suppliers of Recycled Metal          4,877           5,125          11,553
           Corporate                                            48,863          48,076          11,517
                                                              --------        --------        --------
                                                              $445,629        $471,340        $427,986
                                                              ========        ========        ========

        Capital expenditures:
           Metals Recycling Business                          $ 11,652        $ 12,219        $  6,315
           Steel Manufacturing Business                            157           1,517           8,834
           Corporate                                               177             469             337
                                                              --------        --------        --------
                                                              $ 11,986        $ 14,205        $ 15,486
                                                              ========        ========        ========


No individual customer accounted for greater than ten percent of the Company's consolidated revenues in fiscal years 1999, 1998 or 1997.

The Joint Ventures in the Metals Recycling Business have significant customers. During fiscal 1999, one customer accounted for 17% and another customer accounted for 13% of combined revenues for these joint ventures. During fiscal 1998, one customer accounted for 17% and another customer accounted for 13% of combined revenues. During fiscal 1997, individual customers accounted for 13%, 11% and 10% of combined revenues.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)



Note 11 - Summarized Financial Information of Joint Ventures:

A summary of combined operations of joint ventures in which the Company is a partner is as follows:

                                                                            Year Ended August 31,
                                                                      --------------------------------
                                                                          1999                    1998
                                                                      --------                --------


               Current assets                                         $134,510                $145,476
               Noncurrent assets                                       121,049                 104,416
                                                                      --------                --------
                                                                      $255,559                $249,892
                                                                      ========                ========


               Current liabilities                                    $ 85,870                $ 53,908
               Noncurrent liabilities                                   13,545                  32,907
               Partners' equity                                        156,144                 163,077
                                                                      --------                --------
                                                                      $255,559                $249,892
                                                                      ========                ========


                                                                        Year Ended August 31,
                                                              ----------------------------------------
                                                                  1999            1998            1997
                                                              --------        --------        --------

               Revenues                                       $349,589        $383,971        $323,363
                                                              ========        ========        ========

               Income from operations                         $    645        $  6,309        $ 14,399
                                                              ========        ========        ========

               Net income before taxes                        $  7,858        $  8,080        $ 14,156
                                                              ========        ========        ========


The Company performs some administrative services and provides operation and maintenance of management information systems to some of these joint ventures. These administrative charges totaled $185, $241 and $214 in 1999, 1998 and 1997, respectively.

Advances from and to joint venture partnerships from the Company are included in noncurrent assets and liabilities above. Certain advances bear interest at the prime rate less one percent. Although these advances are collectible on demand, management does not intend to request payment in the foreseeable future.


Note 12 - Acquisition of Proler International Corp.:

On November 29, 1996, PIC Acquisition Corp. (PIC), a wholly owned subsidiary of the Company, acquired 4,079 shares of common stock of Proler, representing approximately 86% of its outstanding shares, for $9 cash per share pursuant to a tender offer for all of the outstanding shares of common stock of Proler. Subsequent to November 30, 1996, PIC purchased an additional 343 shares, thereby increasing its ownership to approximately 94% of the outstanding Proler shares. On December 6, 1996, the Company completed the merger of PIC with Proler and, as a result, Proler became a wholly-owned subsidiary of the Company. As a result of the merger, all remaining outstanding shares of Proler common stock were converted into the right to receive the same $9 per share in cash paid in the tender offer. The Company borrowed funds to pay for the Proler shares under existing credit facilities.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)



Note 12 - Acquisition of Proler International Corp. (Continued):

The Company accounted for the acquisition using the purchase method. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their fair values as of the effective date of the acquisition.

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Proler as though the acquisition had occurred at the beginning of the period shown.


                                                     For the Year Ended
                                                       August 31, 1997
                                                       ---------------
                                                       (in thousands)

           Revenues                                      $ 364,899
                                                         =========

           Net income                                    $  14,606
                                                         =========

           Diluted earnings per share                    $    1.41
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
                                                          ========


Note 13 - Disposal and Sale of Assets:

In March 1999, Cascade Steel Rolling Mills, Inc. sold its Union City, California mill depot recognizing a gain of $1,200 which is included in other income in the accompanying consolidated statement of operations.

In May 1998, Proler disposed of a tin metals recycling facility in Lathrop, California. The facility was acquired as part of the Proler acquisition (Note
12). The sale resulted in a gain of $1.1 million, of which $.8 million was recorded as a reduction in cost of goods sold and $.3 million as a gain on sale of assets.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)



Note 14 - Quarterly Financial Data (Unaudited):

                                                                    Fiscal Year 1999
                                              -----------------------------------------------------------
                                                 First           Second            Third           Fourth
                                              --------         --------         --------         --------

Net revenues                                  $ 67,165         $ 51,722         $ 66,639         $ 79,521
Income from operations                          (1,054)          (5,138)           2,494           12,172
Net income                                      (1,591)          (3,921)           1,855            7,036
Diluted earnings per share                    $  (0.16)        $  (0.39)        $   0.19         $   0.72


                                                                    Fiscal Year 1998
                                              -----------------------------------------------------------
                                                 First           Second            Third           Fourth
                                              --------         --------         --------         --------

Net revenues                                  $105,403         $ 81,895         $ 80,918         $ 84,877
Income from operations                          10,562            6,802            5,519              602
Net income                                       6,289            3,777            2,569           (3,187)
Diluted earnings per share                    $   0.61         $   0.37         $   0.26         $  (0.32)

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)



Note 15 - Subsequent Event:

In the first quarter of fiscal 2000, the Company changed its method of accounting for recycled metals inventories from Last-In, First-Out (LIFO) to First-In, First-Out (FIFO). Given the volatility of both prices and quantities, management believes that accounting for inventories using the FIFO method better matches revenues and expenses, and therefore is preferable. In addition, the method is consistent with its other inventory pools. In accordance with Accounting Principles Board No. 20, "Accounting Changes," upon adoption, the Company retroactively restated prior periods by applying the FIFO method of accounting in prior periods. Had the Company adopted this change in fiscal 1999, the retroactive impact would have been as follows:

                                                                        Year Ended August 31,
                                                              ----------------------------------------
                                                                  1999            1998            1997
                                                              --------        --------        --------
          Income Statement
          ----------------

          Net income, as reported                             $  3,379        $  9,448        $ 21,225
          Adjustment for change in accounting principle         (2,758)         (1,336)           (106)
                                                              --------        --------        --------
          Net income, as adjusted                             $    621        $  8,112        $ 21,119
                                                              ========        ========        ========

          Basic earnings per share                            $   0.34        $   0.94        $   2.06
          Adjustment for change in accounting principle          (0.28)          (0.13)          (0.01)
                                                              --------        --------        --------
          Basic earnings per share, as adjusted               $   0.06        $   0.81        $   2.05
                                                              ========        ========        ========

          Diluted earnings per share                          $   0.34        $   0.93        $   2.05
          Adjustment for change in accounting principle          (0.28)          (0.13)          (0.01)
                                                              --------        --------        --------
          Diluted earnings per share, as adjusted             $   0.06        $   0.80        $   2.04
                                                              ========        ========        ========

          Statement of Retained Earnings
          ------------------------------

          Balance at beginning of year, as reported           $126,326        $118,885        $ 99,718

          Cumulative effect on prior years of
            applying FIFO method of accounting                   3,487           4,823           4,929

          Net income                                               621           8,112          21,119
          Dividends paid                                        (1,966)         (2,007)         (2,058)
                                                              --------        --------        --------

          Balance at end of year, as adjusted                 $128,468        $129,813        $123,708
                                                              ========        ========        ========

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

                               PART II (CONTINUED)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.




                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors is included under "Election of Directors" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report. Information required by Item 405 of Regulation S-K is included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is included under "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is included under "Voting Securities and Principal Shareholders" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under "Certain Transactions" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

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

           10.11 Lease Agreement dated September 1, 1988 between Schnitzer Investment Corp. and the Registrant, as amended, relating to the Portland metals recycling operation. Incorporated by reference to Exhibit 10.3 to the Form S-1.

           10.12 Second Amendment to Lease dated October 28, 1994 between Schnitzer Investment Corp. and the Registrant, relating to Portland recycled metals recycling operation. Filed as
                     Exhibit 10.1 to Registrant's Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

           10.13 Lease Agreement dated September 1, 1988 between Schnitzer Investment Corp. and the Registrant, as amended, relating to the Sacramento metals recycling operation. Incorporated by reference to Exhibit 10.4 to the Form S-1.

           10.14 Amendment of lease dated February 8, 1995 between Schnitzer Investment Corp. and the Registrant, relating to the Sacramento metals recycling operation. Filed as Exhibit
                     10.2 to Registrant's Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

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

           10.17 Uniform Time Charter dated June 22, 1998 between the Registrant and Trans-Pacific Shipping Co. Filed as Exhibit
                     10.17 to Registrant's Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference.

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

           10.26 Vessel Purchase and Sale Agreement dated June 22, 1998 between the Registrant and Trans-Pacific Shipping Co. Filed as Exhibit 10.26 to Registrant's Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference.

           18.1      Letter Regarding Change in Accounting Principle

           21.1      Subsidiaries of Registrant.

           23.1      Consent of Independent Accountants.

           24.1      Powers of Attorney



                     *Management contract or compensatory plan or arrangement



-------------------------
(b)      Reports on Form 8-K

         No reports on Form 8-K were required to be filed by the Registrant during the fourth quarter of the fiscal year ended August 31, 1999.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SCHNITZER STEEL INDUSTRIES, INC.

Dated: November 29, 1999              By:  BARRY A. ROSEN
       ----------------------              -------------------------------------
                                           Barry A. Rosen
                                           Vice President, Finance and Treasurer
                                           and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant :
November 29, 1999 in the capacities indicated.


Signature                               Title
---------                               -----

Principal Executive Officer:



*LEONARD SCHNITZER                      Chairman of the Board,
---------------------------              Chief Executive Officer and Director
Leonard Schnitzer


Principal Financial and
Accounting Officer:



BARRY A. ROSEN                          Vice President, Finance and Treasurer
---------------------------              and Chief Financial Officer
Barry A. Rosen

Directors:


*CAROL S. LEWIS                         Director
---------------------------
Carol S. Lewis


*SCOTT LEWIS                            Director
---------------------------
Scott Lewis


*KENNETH M. NOVACK                      Director
---------------------------
Kenneth M. Novack


*ROBERT W. PHILIP                       Director
---------------------------
Robert W. Philip


*JEAN S. REYNOLDS                       Director
---------------------------
Jean S. Reynolds


*DORI SCHNITZER                         Director
---------------------------
Dori Schnitzer


*GARY SCHNITZER                         Director
---------------------------
Gary Schnitzer


*ROBERT S. BALL                         Director
---------------------------
Robert S. Ball


*WILLIAM S. FURMAN                      Director
---------------------------
William S. Furman


*RALPH R. SHAW                          Director
---------------------------
Ralph R. Shaw


*By:  /s/ BARRY A. ROSEN
---------------------------
      Attorney-in-fact, Barry A. Rosen

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

10.11 Lease Agreement dated September 1, 1988 between Schnitzer Investment Corp. and the Registrant, as amended, relating to the Portland metals recycling operation. Incorporated by reference to
              Exhibit 10.3 to the Form S-1.

10.12 Second Amendment to Lease dated October 28, 1994 between Schnitzer Investment Corp. and the Registrant, relating to Portland metals recycling operation. Filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

10.13 Lease Agreement dated September 1, 1988 between Schnitzer Investment Corp. and the Registrant, as amended, relating to the Sacramento metals recycling operation. Incorporated by reference to Exhibit 10.4 to the Form S-1.

10.14 Amendment of lease dated February 8, 1995 between Schnitzer Investment Corp. and the Registrant, relating to the Sacramento metals recycling operation. Filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

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

10.17 Uniform Time Charter dated June 22, 1998 between the Registrant and Trans-Pacific Shipping Co. Filed as Exhibit 10.17 to Registrant's Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference.

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

10.26 Vessel Purchase and Sale Agreement dated June 22, 1998 between the Registrant and Trans-Pacific Shipping Co. Filed as Exhibit 10.26 to Registrant's Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference.

18.1          Letter Regarding Change in Accounting Principle

21.1          Subsidiaries of Registrant.

23.1          Consent of Independent Accountants.

24.1          Powers of Attorney.