Form 10-Q
period 1999-11-30
SCHNITZER STEEL INDUSTRIES INC
filed 2000-01-14
CIK 912603

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.

Commission file number 0-22496


                        SCHNITZER STEEL INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 OREGON                               93-0341923
     -------------------------------        -------------------------------
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)              Identification No.)


          3200 N.W. Yeon Ave.,
             P.O Box 10047
              Portland, OR                            97296-0047
     -------------------------------        -------------------------------
         (Address of principal                        (Zip Code)
           executive offices)


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

Yes [X]  No [ ]

The Registrant had 5,354,726 shares of Class A Common Stock, par value of $1.00 per share and 4,370,328 shares of Class B Common Stock, par value of $1.00 per share outstanding on January 1, 2000.

                        SCHNITZER STEEL INDUSTRIES, INC.



                                      INDEX



                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

Consolidated Balance Sheet at November 30, 1999
  and August 31, 1999....................................................  3

Consolidated Statement of Operations for the
  Three Months Ended November 30, 1999 and 1998..........................  4

Consolidated Statement of Shareholders' Equity for the
  Year Ended August 31, 1999 and the Three Months
  Ended November 30, 1999................................................  5

Consolidated Statement of Cash Flows for the
  Three Months Ended November 30, 1999 and 1998..........................  6

Notes to Consolidated Financial Statements...............................  7

Management's Discussion and Analysis of
  Financial Condition and Results of Operations.......................... 13


PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K......................................... 18



SIGNATURE PAGE........................................................... 19

                                      SCHNITZER STEEL INDUSTRIES, INC.
                                         CONSOLIDATED BALANCE SHEET
                                  (in thousands, except per share amounts)


                                                                         Nov. 30, 1999       Aug. 31, 1999
                                                                         -------------       -------------
                                                                          (Unaudited)     (Audited, restated)
                                                                                              see Note 5)
                                 ASSETS
CURRENT ASSETS:
     Cash                                                                $       2,974       $       6,174
     Accounts receivable, less allowance for
        doubtful accounts of $638                                               20,696              21,714
     Accounts receivable from related parties                                    1,359               1,935
     Inventories (Note 2 and Note 5)                                            97,656              90,967
     Deferred income taxes (Note 5)                                              5,281               4,795
     Prepaid expenses and other                                                  4,070               3,417
                                                                         -------------       -------------
            TOTAL CURRENT ASSETS                                               132,036             129,002

NET PROPERTY, PLANT & EQUIPMENT                                                135,987             135,814

OTHER ASSETS:
     Investment in joint venture partnerships                                  103,315             103,980
     Advances to joint venture partnerships                                     34,872              27,754
     Goodwill                                                                   39,683              39,992
     Intangibles and other                                                       9,430               9,816
                                                                         -------------       -------------

                                                                         $     455,323       $     446,358
                                                                         =============       =============

              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt                                   $         191       $         436
     Accounts payable                                                           15,302              16,390
     Accrued payroll liabilities                                                 6,648               6,072
     Current portion of environmental liabilities (Note 4)                       5,141               5,154
     Other accrued liabilities                                                   7,777               7,568
                                                                         -------------       -------------
             TOTAL CURRENT LIABILITIES                                          35,059              35,620
                                                                         -------------       -------------

DEFERRED INCOME TAXES                                                           28,004              27,882
                                                                         -------------       -------------

LONG-TERM DEBT LESS CURRENT PORTION                                            127,907             119,826
                                                                         -------------       -------------

ENVIRONMENTAL LIABILITIES, NET OF CURRENT PORTION                               19,552              19,661
                                                                         -------------       -------------

OTHER LONG-TERM LIABILITIES                                                      2,916               2,996
                                                                         -------------       -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock--20,000 shares authorized, none issued
     Class A common stock--75,000 shares $1 par value
         authorized, 5,355 and 5,295 shares issued and outstanding               5,355               5,295
     Class B common stock--25,000 shares $1 par value
         authorized, 4,371 and 4,431 shares issued and outstanding               4,371               4,431
     Additional paid-in capital                                                102,179             102,179
     Retained earnings (Note 5)                                                129,980             128,468
                                                                         -------------       -------------
                                                                               241,885             240,373
                                                                         -------------       -------------

                                                                         $     455,323       $     446,358
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

                                 SCHNITZER STEEL INDUSTRIES, INC.
                               CONSOLIDATED STATEMENT OF OPERATIONS
                             (in thousands, except per share amounts)
                                            (unaudited)


                                                                    For The Three Months Ended
                                                                            November 30,
                                                                 --------------------------------
                                                                         1999                1998
                                                                 ------------        ------------
REVENUES                                                         $     71,233        $     67,165
                                                                 ------------        ------------

COSTS AND EXPENSES:
      Cost of goods sold and other operating expenses                  61,033              60,852
      Selling and administrative                                        6,241               5,696
                                                                 ------------        ------------
                                                                       67,274              66,548
                                                                 ------------        ------------

Loss from joint ventures                                                 (505)             (1,671)
                                                                 ------------        ------------

INCOME (LOSS) FROM OPERATIONS                                           3,454              (1,054)
                                                                 ------------        ------------

OTHER INCOME (EXPENSE):
      Interest expense                                                 (1,709)             (1,924)
      Other income                                                        606                 567
                                                                 ------------        ------------
                                                                       (1,103)             (1,357)
                                                                 ------------        ------------

INCOME (LOSS) BEFORE INCOME TAXES                                       2,351              (2,411)

Income tax (provision) benefit                                           (353)                820
                                                                 ------------        ------------

NET INCOME (LOSS)                                                $      1,998        $     (1,591)
                                                                 ============        ============


BASIC EARNINGS (LOSS) PER SHARE                                  $       0.21        $      (0.16)
                                                                 ============        ============


DILUTED EARNINGS (LOSS) PER SHARE                                $       0.20        $      (0.16)
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

                                                 SCHNITZER STEEL INDUSTRIES, INC.
                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                          (in thousands)
                                                           (unaudited)


                                               Class A                   Class B
                                             Common Stock              Common Stock         Additional
                                       ------------------------  ------------------------      Paid-in     Retained
                                            Shares       Amount       Shares       Amount      Capital     Earnings        Total
                                       -----------  -----------  -----------  -----------  -----------  -----------  -----------
BALANCE AT 8/31/98, as
   previously reported                       5,555  $     5,555        4,431  $     4,431  $   105,124  $   126,326  $   241,436
Cumulative effect on prior years of
   applying FIFO method of
   accounting (Note 5)                                                                                        3,487        3,487
Class A common stock repurchased              (260)        (260)                                (2,945)                   (3,205)
Net income, restated (Note 5)                                                                                   621          621
Dividends paid                                                                                               (1,966)      (1,966)
                                       -----------  -----------  -----------  -----------  -----------  -----------  -----------

BALANCE AT 8/31/99                           5,295        5,295        4,431        4,431      102,179      128,468      240,373

Class B common stock converted to
   Class A Common Stock                         60           60          (60)         (60)
Net income                                                                                                    1,998        1,998
Dividends paid                                                                                                 (486)        (486)
                                       -----------  -----------  -----------  -----------  -----------  -----------  -----------

BALANCE AT 11/30/99                          5,355  $     5,355        4,371  $     4,371  $   102,179  $   129,980  $   241,885
                                       ===========  ===========  ===========  ===========  ===========  ===========  ===========


                                  The accompanying notes are an integral part of this statement.

                                 SCHNITZER STEEL INDUSTRIES, INC.
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (in thousands)
                                            (unaudited)


                                                                    For The Three Months Ended
                                                                            November 30,
                                                                 --------------------------------
                                                                         1999                1998
                                                                 ------------        ------------
OPERATIONS:
     Net income (loss)                                           $      1,998        $     (1,591)
     Noncash items included in income:
        Depreciation and amortization                                   4,462               4,654
        Equity in losses of joint ventures                                505               1,671
        Gain on disposal of assets                                        (13)                (36)
     Cash provided (used) by changes in working capital:
        Accounts receivable                                             1,594               6,084
        Inventories                                                    (6,689)              7,921
        Prepaid expenses and other                                       (653)             (1,499)
        Accounts payable                                               (1,088)             (1,904)
        Accrued liabilities                                               300               2,014
        Other assets and liabilities                                      303                (163)
                                                                 ------------        ------------

     NET CASH PROVIDED BY OPERATIONS                                      719              17,151
                                                                 ------------        ------------

INVESTMENTS:
     Capital expenditures                                              (4,312)             (2,252)
     Advances (to) from joint ventures                                 (7,118)                966
     Distributions from joint ventures                                    150                 932
     Proceeds from sale of assets                                          12                  50
                                                                 ------------        ------------

     NET CASH USED BY INVESTMENTS                                     (11,268)               (304)
                                                                 ------------        ------------

FINANCING:
     Repurchase of Class A common stock                                                      (189)
     Dividends declared and paid                                         (486)               (499)
     Reduction in long-term debt                                          (65)            (13,340)
     Increase in long-term debt                                         7,900
                                                                 ------------        ------------

     NET CASH PROVIDED (USED) BY FINANCING                              7,349             (14,028)
                                                                 ------------        ------------

NET (DECREASE) INCREASE IN CASH                                        (3,200)              2,819

CASH AT BEGINNING OF PERIOD                                             6,174               3,800
                                                                 ------------        ------------

CASH AT END OF PERIOD                                            $      2,974        $      6,619
                                                                 ============        ============


                  The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 and 1998
                                   (Unaudited)


Note 1 - Summary Of Significant Accounting Policies:

         Basis of Presentation
         ---------------------

         The accompanying unaudited interim financial statements of Schnitzer Steel Industries, Inc. (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the fiscal year ended August 31, 1999. The results for the three months ended November 30, 1999 are not necessarily indicative of the results of operations for the entire year.

         Earnings Per Share
         ------------------

         Basic earnings per share (EPS) is computed based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following represents a reconciliation from basic EPS to diluted EPS for the three months ended November 30, 1999 and 1998 (in thousands, except per share amounts):

                                        Three Months Ended November 30, 1999
                                      -----------------------------------------
                                          Income          Shares      Per-share
                                      (Numerator)   (Denominator)        Amount
                                      -----------   -------------   -----------
              Basic EPS               $     1,998           9,725   $      0.21
                                                                    ===========
              Options                                          61
                                      -----------   -------------
              Diluted EPS             $     1,998           9,786   $      0.20
                                      ===========   =============   ===========


                                        Three Months Ended November 30, 1998
                                      -----------------------------------------
                                            Loss          Shares      Per-share
                                      (Numerator)   (Denominator)        Amount
                                      -----------   -------------   -----------
              Basic and Diluted EPS   $    (1,591)          9,975   $     (0.16)
                                      ===========   =============   ===========

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 and 1998
                                   (Unaudited)


Note 2 - Inventories:

         Inventories consist of the following (in thousands):

                                                     November 30,   August 31,
                                                            1999         1999
                                                     -----------   ----------
                                                     (Unaudited)    (Audited)

              Scrap metals                           $    23,317   $   25,890
              Work in process                             17,082       20,372
              Finished goods                              34,293       29,578
              Supplies                                    22,964       15,127
                                                     -----------   ----------

                                                     $    97,656   $   90,967
                                                     ===========   ==========

         Recycled metal inventories are valued at FIFO; the remainder are at average cost. See Note 5.


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

         Transactions Affecting Cost of Goods Sold and Other Operating Expenses
         ----------------------------------------------------------------------

         The Company charters several vessels from related shipping companies to transport recycled metal to foreign markets. In 1993, the Company signed a five-year time-charter agreement for one vessel which expired in June 1998. The agreement guaranteed the ship owner a residual market value of $2,500,000 at the end of the time-charter. Upon expiration of the time charter, the Company paid the guaranteed residual and entered into an additional five-year time charter. The Company has accounted for the transaction as a capital lease, as ownership of the vessel is transferred at expiration of the time-charter. The Company entered into two additional seven-year time-charters in May 1995 for other vessels. Charges incurred for these time-charters and additional spot charters of other vessels were $2,776,000 and $824,000 for the quarters ended November 30, 1999 and 1998, respectively.

         The Company purchased recyclable metals from its joint venture operations totaling $1,769,000 and $2,333,000 for the quarters ended November 30, 1999 and 1998, respectively.

         The Company leases certain land and buildings from a real estate company which is a related entity. The rent expense was $339,000 and $406,000 for the quarters ended November 30, 1999 and 1998, respectively.

         Transactions Affecting Selling and Administrative Expenses
         ----------------------------------------------------------

         The Company performs some administrative services and provides operation and maintenance of management information systems for certain related parties. These services are charged to the related parties based upon costs plus a 15% margin for overhead and profit. The administrative charges totaled $285,000 and $223,000 for the quarters ended November 30, 1999 and 1998, respectively.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 and 1998
                                   (Unaudited)


         Transactions Affecting Other Income (Expense)
         ---------------------------------------------

         The vessels discussed above are periodically sub-chartered to third parties. In this case, a related shipping agency company acts as the Company's agent in the collection of income and payment of expenses related to sub-charter activities. Charges incurred for these sub-charters were $945,000 for the three months ended November 30, 1998. These charges were offset by income of $797,000 for the three months ended November 30, 1998. There were no sub-charters for the three months ended November 30, 1999.


Note 4 - Environmental Liabilities:

         In conjunction with the due diligence proceedings for the Company's acquisition of Manufacturing Management, Inc. (MMI) in March 1995, the Company hired an independent third-party consultant to estimate the costs to cure both current and future potential environmental liabilities. The cumulative provision for the total costs specified in the consultant's report was included in MMI's statement of operations prior to its acquisition by the Company. This reserve was carried over to the Company's balance sheet and at November 30, 1999 aggregated $18,200,000.

         General Metals of Tacoma (GMT), a subsidiary of MMI, owns and operates a scrap facility located in the State of Washington on the Hylebos Waterway, a part of Commencement Bay, which is the subject of an ongoing environmental investigation and remediation project by the U.S. Environmental Protection Agency (EPA) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). GMT and well over 60 other parties were named potentially responsible parties (PRP) for the investigation and clean up of contaminated sediment along the Hylebos Waterway. GMT and five other PRPs voluntarily have entered into an Administrative Order on Consent with the EPA to fund a pre-remedial study of sediment contamination and remediation alternatives. GMT's share of the study is approximately $2,000,000 and is included in the reserve above. Any further potential liabilities, if any, cannot be estimated at this time.

         In 1996, prior to the Company's acquisition of Proler International Corp. (Proler), the Company engaged an independent third-party consultant to estimate the costs to cure present and future environmental liabilities related to Proler's wholly owned and joint venture properties. Proler recorded a liability of $8,600,000 for the probable costs to remediate its wholly owned properties based upon the consultant's estimates, increasing its environmental reserve to $9,800,000. The Company carried over the aggregate reserve to its financial statements upon acquiring Proler and $6,500,000 remained outstanding on November 30, 1999. Also, Proler's joint ventures recorded additional liabilities of $4,100,000 for the probable costs to remediate their properties, based upon the consultant's estimates.

         Between 1982 and 1987, MRI Corporation (MRI), a wholly owned subsidiary of Proler, operated a tin can shredding and detinning facility in Tampa, Florida. In 1989 and 1992, the EPA conducted preliminary site investigations of this property and, in December 1996, added the site to the "National Priorities List". MRI and Proler, along with several other parties, have been named as PRPs for the site by the EPA. Additionally, Proler and this subsidiary have been named or identified as PRPs at several other sites. The Company's consultant estimated the probable costs associated with this prior to the Company's acquisition of Proler.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 and 1998
                                   (Unaudited)


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


Note 5 - Change in Accounting Principle:

         In the first quarter of fiscal 2000, the Company changed its method of accounting for recycled metals inventories from Last-In, First-Out
         (LIFO) to First-In, First-Out (FIFO). Given the volatility of both prices and quantities, management believes that accounting for inventories using the FIFO method better matches revenues and expenses, and therefore is preferable. In addition, the method is consistent with its other inventory pools. In accordance with Accounting Principles Board No. 20, "Accounting Changes," upon adoption, the Company retroactively restated prior periods by applying the FIFO method of accounting in prior periods. Because the Company had not recorded a LIFO adjustment during the first quarter of fiscal 1999, no restatement of the statement of operations for that period was required. The balance sheet and statement of equity have been restated to reflect the change.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 and 1998
                                   (Unaudited)


Note 6 - Segment Information:

         The Company operates in two industry segments: metal processing and recycling (Metals Recycling Business) and mini-mill steel manufacturing (Steel Manufacturing Business). Additionally, the Company is a partner in joint ventures in the metals recycling business or which are suppliers of unprocessed metals. The Company considers these joint ventures to be separate business segments because they are managed separately. These joint ventures are accounted for using the equity method. As such, the operating information provided below related to the joint ventures is shown separately from consolidated information, except for the Company's equity in the net income of the joint ventures.

         The information provided below is obtained from internal information that is provided to the Company's chief operating decision-makers for the purpose of corporate management. The Company does not allocate corporate interest income and expense, income taxes or other income and expenses related to corporate activity to its operating segments. Assets and capital expenditures are not shown for the joint ventures as management does not use that information to allocate resources or assess performance.

                                                                  Three Months Ended November 30,
                                                                  -------------------------------
                                                                           1999              1998
                                                                  -------------     -------------
              Revenues from external customers:
                Metals Recycling Business                         $      40,109     $      37,113
                Steel Manufacturing Business                             42,290            42,159
                Intersegment revenues                                   (11,166)          (12,107)
                                                                  -------------     -------------
                Consolidated revenues                             $      71,233     $      67,165
                                                                  =============     =============

         The joint ventures' revenues from external customers are as follows:

                                                                  Three Months Ended November 30,
                                                                  -------------------------------
                                                                           1999              1998
                                                                  -------------     -------------
              Joint Ventures in the Metals Recycling Business     $     100,225     $      77,745
              Joint Venture Suppliers of Metals                          11,475            12,910
                                                                  -------------     -------------
                                                                  $     111,700     $      90,655
                                                                  =============     =============


                                                                  Three Months Ended November 30,
                                                                  -------------------------------
                                                                           1999              1998
                                                                  -------------     -------------
              Income (loss) from operations:
                Metals Recycling Business                         $       2,785     $        (350)
                Steel Manufacturing Business                              1,826             2,916
                Joint Ventures in the Metals Recycling Business          (1,188)           (2,252)
                Joint Venture Suppliers of Metals                           683               581
                Corporate expense and eliminations                         (652)           (1,949)
                                                                  -------------     -------------

                Consolidated income from operations               $       3,454     $      (1,054)
                                                                  =============     =============

         Income from operations generated by the joint ventures represents the Company's equity in the net income of these entities.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 and 1998
                                   (Unaudited)


Note 7 - Subsequent Event:

         As mentioned in Note 3, the Company has recorded a time charter of a vessel, which a related company owns, as a capital lease. The vessel's operating costs now exceed the cost to charter from a third-party due primarily to market conditions in the shipping industry and the vessel's age and condition. This situation is expected to continue into the foreseeable future. Thus, in December 1999, the company decided to sell the vessel to a third party, which was approved by the Company's outside board members. The sale of the vessel is expected to be complete in the second quarter of fiscal year 2000. The Company anticipates recognizing a loss of approximately $1.1 million in conjunction with this transaction.

                        SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

General

          The Company operates in two primary business segments. The Company's Metals Recycling Business collects, processes and recycles steel scrap through its facilities. The Company's Steel Manufacturing Business operates a mini-mill in Oregon, which produces finished steel products and maintains a mill depot in California. Additionally, the Company owns equity in joint ventures that participate in the purchase, collection and processing of recycled metals.


Results of Operations

         The Company's revenues and operating results by business segment are summarized below (in thousands):

                                                                For the Three Months Ended
                                                                       November 30,
                                                                --------------------------
                                                                       (unaudited)
                                                                      1999            1998
                                                                ----------      ----------
         REVENUES:
         Metals Recycling Business:
             Ferrous sales                                      $   30,872      $   28,155
             Nonferrous sales                                        7,450           5,909
             Other sales                                             1,787           3,049
                                                                ----------      ----------
                 Total sales                                        40,109          37,113

         Ferrous sales to Steel Manufacturing Business             (11,166)        (12,107)
         Steel Manufacturing Business                               42,290          42,159
                                                                ----------      ----------
                 Total                                          $   71,233      $   67,165
                                                                ==========      ==========

         INCOME (LOSS) FROM OPERATIONS:
         Metals Recycling Business                              $    2,785      $     (350)
         Steel Manufacturing Business                                1,826           2,916
         Joint Ventures in the Metals Recycling Business            (1,188)         (2,252)
         Joint Venture Suppliers of Metals                             683             581
         Corporate expense and eliminations                           (652)         (1,949)
                                                                ----------      ----------
                 Total                                          $    3,454      $   (1,054)
                                                                ==========      ==========

         NET INCOME (LOSS)                                      $    1,998      $   (1,591)
                                                                ==========      ==========

                        SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued):

                                                                For the Three Months Ended
                                                                       November 30,
                                                                --------------------------
                                                                       (unaudited)
                                                                      1999            1998
                                                                ----------      ----------
         SHIPMENTS:
         METALS RECYCLING BUSINESS
         Ferrous scrap (long tons):
             To Steel Manufacturing Business                           127             140
             To unaffiliated customers                                 226             192
                                                                ----------      ----------
                  Total                                                353             332
                                                                ==========      ==========

         Export tons                                                   170             144
                                                                ==========      ==========


         STEEL MANUFACTURING BUSINESS
         Finished steel products (short tons)                          150             127
                                                                ==========      ==========

         Revenues. Consolidated revenues for the three months ended November 30, 1999 increased $4.0 million (6%) from the same period last year. Revenues for both the Metals Recycling Business and the Steel Manufacturing Business were higher.

         Revenues for the Metals Recycling Business before intercompany eliminations increased $3.0 million (8%) as a result of both increased average selling prices and higher sales volume. These were partially offset by a decrease in the sales volume to the Steel Manufacturing Business. Ferrous scrap revenues increased $2.7 million (10%). Shipments of ferrous scrap to unaffiliated customers increased 34,000 tons (18%) to 226,000 tons, while shipments to the Steel Manufacturing Business decreased 13,000 tons (9%) to 127,000 tons. Prices rose modestly as Asian markets continued to stabilize and construction spending in those regions improved, which increased demand for finished steel products, consequently, ferrous scrap. In addition, the Company recently completed two major construction projects at its Tacoma, Washington facility, which has increased both its overall production capacity of shredded metal and its ability to more efficiently load export shipments.

         The Steel Manufacturing Business' revenues increased slightly, $0.1 million (less than 1%), to $42.3 million. Finished steel shipments increased 23,000 tons (18%) offset by a decrease in the average finished steel selling price of about $50 per ton (15%) compared with the same quarter last year. The increase in finished steel shipments is primarily a result of an increase in wire rod sales due to increased demand from a major customer. The decrease in the average selling price is primarily due to competing finished steel being dumped on the West Coast from Asian and other countries, competitive pressures in the domestic market and a lower margin product sales mix.


         Cost of Goods Sold. Consolidated cost of goods sold remained relatively unchanged, increasing $0.2 million (less than 1%) for the first quarter of fiscal 2000 compared with the first quarter of fiscal 1999. Cost of goods sold did, however, decrease as a percentage of revenues from 91% to 86%. Gross profit increased $3.9 million as a result of increased margins in the Metals Recycling Business partially offset by decreased margins in the Steel Manufacturing Business.

                        SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued):


         The Metals Recycling Business' cost of goods sold as a percentage of revenues remained unchanged at 84%. Gross profit increased $3.6 million to $6.3 million, primarily as a result of higher selling prices and increased volumes.

         In the first quarter of fiscal 2000, cost of goods sold for the Steel Manufacturing Business increased $1.2 million to $39.6 million and increased as a percentage of revenues from 91% to 94%. The increase in cost of goods sold resulted from increased finished steel shipments partially offset by a decrease in production costs. Cost of goods sold per ton, excluding billets, decreased $36 per to $260 per ton. This decrease was primarily a result of reduced scrap costs and increased production volumes that lowered the average amount of fixed costs per unit produced. Gross profit decreased $1.1 million to $2.7 million as a result of lower sales prices, partially offset by the impact of lower manufacturing costs.


         Income from Joint Ventures. The Company's joint venture's revenues and results of operations were as follows (in thousands):

                                                                          Three Months Ended November 30,
                                                                          -------------------------------
                                                                                     (unaudited)
                                                                                1999                 1998
                                                                          ----------           ----------
         Total revenues from external customers recognized by:
              Joint Ventures in the Metals Recycling Business             $  100,225           $   77,745
              Joint Venture Suppliers of Metals                               11,475               12,910
                                                                          ----------           ----------
                                                                          $  111,700           $   90,655
                                                                          ==========           ==========

         (Loss) income from joint ventures recognized by the Company:
              Joint Ventures in the Metals Recycling Business             $   (1,188)          $   (2,252)
              Joint Venture Suppliers of Metals                                  683                  581
                                                                          ----------           ----------
                                                                          $     (505)          $   (1,671)
                                                                          ==========           ==========

         The joint ventures in the Metals Recycling Business predominantly process and sell recycled ferrous metal. The increase in revenues recognized by these joint ventures is attributable to higher ferrous selling prices, the impact of which was partially offset by a decrease in tonnage shipped. Shipments of ferrous metal processed by the joint ventures decreased to 630,500 tons for the quarter ended November 30, 1999 from 652,000 tons in the prior year. The decrease in ferrous tons shipped was primarily due to fewer sales to Asian countries partially offset by an increase in domestic sales. The average selling price of ferrous recycled metal increased during that period to $93 per ton from $80 per ton, predominantly due to the strengthening world market and a stronger domestic market. Conversely, the price paid to vendors for unprocessed metal also increased.

         The Company's equity in losses from its joint ventures in the Metals Recycling Business for the first quarter of fiscal 2000 decreased to $1.2 million from $2.2 in the first quarter of fiscal 1999. The smaller loss was a result of higher average ferrous selling prices partially offset by fewer tons sold.

                        SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued):


         Revenues from the Joint Venture Suppliers of Metal declined to $11.5 million for the three months ended November 30, 1999 from $12.9 million for the three months ended November 30, 1998. The decline was attributable primarily to decreased revenues by the Company's rail marketing joint venture. Equity in income from these joint ventures increased to $0.7 million from $0.6 million primarily due to rising domestic metal prices.


         Interest Expense. Interest expense for the first quarter of fiscal 2000 decreased $0.2 million to $1.7 million compared with the first quarter of fiscal 1999. The decrease was primarily a result of lower average borrowings due to lower average inventories and accounts receivable for the first quarter of fiscal 2000 compared with the same quarter last year.


         Income tax provision. The income tax rate used for the first quarter of fiscal 2000 is 15%, compared with 34% for the first quarter of fiscal 1999. The lower rate results from the use of net operating losses
         (NOLs) acquired with the Proler acquisition. Previous federal tax rules limited the use of the NOLs to offset taxable income only from the acquired Proler entities. Recent federal tax rules changes now allow the Company to use these NOLs to offset substantially all of its income, subject to certain annual dollar limits.


         Year 2000. In response to Year 2000 compliance issues, the Company developed and executed a systematic approach to identifying and assessing potential Year 2000 issues. The process consisted of modifying or replacing equipment and software and performing final testing to ensure that all systems were Year 2000 compliant after modifications were installed, or that any failure to be Year 2000 compliant would not have a material impact on the Company. These phases were completed in 1999. As of the date of this filing, the Company has not experienced any significant Year 2000 issues with respect to its computer hardware and software systems. While management believes that the risk is low, it is early in the Year 2000 and there is a possibility that a Year 2000 compliance failure related to the Company's hardware or software systems may occur. The Company will continue to monitor its systems for such an occurrence.

         The Company incurred approximately $947,000 for correction of the year 2000 issues, including software and hardware upgrades and the cost of personnel allocated to the project. The Year 2000 upgrades have been funded through normal operating funds.

         The Company also assessed the Year 2000 readiness of its "key" vendors using questionnaires and letters. As of the date of this filing, none of the Company's critical vendors have been found to be non-compliant.


         Liquidity and Capital Resources. Cash provided by operations for the first quarter of fiscal 2000 was $0.7 million, compared with $17.2 million for the first quarter of fiscal 1999. The decrease in cash flow is primarily due to an increase in inventories and the timing of the collection of accounts receivable.

         Capital expenditures for the three months ended November 30, 1999 were $4.3 million compared with $2.2 million during the same period last year. The increase is primarily due to the expansion of the dock, which was completed in March 1999, and the installation of the new shredder at the Company's Tacoma, Washington facility, which was completed during the first quarter of fiscal 2000.

                        SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued):


         As a result of acquisitions completed in prior years, the Company has $24.7 million of accrued environmental liabilities as of November 30, 1999. The Company expects to require significant future cash outlays as it incurs the actual costs relating to the remediation of such environmental liabilities.

         As of November 30, 1999, the Company had committed unsecured revolving lines of credit totaling $200 million maturing in 2003. The Company had additional unsecured lines of credit of $85 million, $65 million of which was uncommitted. In the aggregate, the Company had borrowings outstanding on these lines totaling $117.8 million at November 30, 1999. The Company's debt agreements have certain restrictive convenants. As of November 30, 1999, the Company was in compliance with such covenants.

         Pursuant to a stock repurchase program announced by the Company in May 1994 and amended in April 1998, the company is authorized to repurchase up to 1.6 million shares of its stock when the market price is not reflective of management's opinion of an appropriate valuation of the stock. Management believes that repurchasing shares under these conditions enhances shareholder value. As of November 30, 1999 the Company had repurchased 708,600 shares under this program. No shares were repurchased during the three months ended November 30, 1999.

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


         Forward Looking Statements. Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, all of which are subject to risks and uncertainties. One can identify these forward-looking statements through the use of words such as "expect," "believe," and other words which convey a similar meaning. One can also identify these statements as they do not relate strictly to historical or current facts. They are likely to address the Company's business strategy, financial projections and results and other global factors affecting the Company's financial prospects. An example of this is the effect of stabilization of certain Asian financial markets. Other factors that could cause actual results to differ materially are the following: supply and demand conditions; the Company's ability to mitigate the effects of the Asian situation and foreign fiscal policies on its profitability; competitive factors and pricing pressures from national steel companies; imports of foreign steel; availability of recycled metals supply; fluctuations in recycled metals prices and seasonality of results. One should understand that it is not possible to predict or identify all factors that could cause actual results to differ from the Company's forward looking statements. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. Further, the Company does not assume any obligation to update any forward-looking statement.

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


                                  SCHNITZER STEEL INDUSTRIES, INC.
                                  (Registrant)



Date: January 14, 2000            By: BARRY A. ROSEN
      ----------------                ----------------------------
                                      Barry A. Rosen
                                      Vice President, Finance