Form 10-Q
period 2000-02-29
SCHNITZER STEEL INDUSTRIES INC
filed 2000-04-14
CIK 912603

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 29, 2000 or

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

      3200 N.W. Yeon Ave.
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The Registrant had 5,364,726 shares of Class A Common Stock, par value of $1.00 per share, and 4,360,328 shares of Class B Common Stock, par value of $1.00 per share, outstanding at April 1, 2000.

                        SCHNITZER STEEL INDUSTRIES, INC.


                                      INDEX


                                                                                             PAGE NO.
                                                                                             --------
PART I.  FINANCIAL INFORMATION

Consolidated Balance Sheet at February 29, 2000
    and August 31, 1999............................................................................3

Consolidated Statement of Operations for the Three Months and
    Six Months Ended February 29, 2000 and February 28, 1999.......................................4

Consolidated Statement of Shareholders' Equity for the
    Year Ended August 31, 1999 and the Six Months
    Ended February 29, 2000........................................................................5

Consolidated Statement of Cash Flows for the
    Six Months Ended February 29, 2000 and February 28, 1999.......................................6

Notes to Consolidated Financial Statements.........................................................7

Management's Discussion and Analysis of
   Financial Condition and Results of Operations..................................................10

Quantitative and Qualitative Disclosures About Market Risk........................................16

PART II.  OTHER INFORMATION

Submission of Matters to a Vote of Security Holders...............................................17

Exhibits and Reports on Form 8-K..................................................................18



SIGNATURE PAGE....................................................................................19


                                   SCHNITZER STEEL INDUSTRIES, INC.
                                      CONSOLIDATED BALANCE SHEET
                               (In thousands, except per share amounts)

                                                                     Feb. 29, 2000      Aug. 31, 1999
                                                                     -------------      ---------------
                                                                     (Unaudited)        (Audited, restated)
                                                                                         (See Note 2)
                               ASSETS

CURRENT ASSETS:
    Cash                                                             $      2,639        $       6,174
    Accounts receivable, less allowance for
       doubtful accounts of $938 and $638                                  20,006               21,714
    Accounts receivable from related parties                                3,542                1,935
    Inventories (Note 2)                                                   98,053               90,967
    Deferred income taxes (Note 2)                                          5,281                4,795
    Prepaid expenses and other                                              3,365                3,417
                                                                     -------------      ---------------
           TOTAL CURRENT ASSETS                                           132,886              129,002

NET PROPERTY, PLANT AND EQUIPMENT                                         132,257              135,814

OTHER ASSETS:
    Investment in joint venture partnerships                              106,079              103,980
    Advances to joint venture partnerships                                 31,914               27,754
    Goodwill                                                               39,374               39,992
    Intangibles and other                                                   9,743                9,816
                                                                     -------------      ---------------
TOTAL ASSETS                                                         $    452,253        $     446,358
                                                                     =============      ===============

                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                $        257       $          436
    Accounts payable                                                       15,634               16,390
    Accrued payroll liabilities                                             5,153                6,072
    Current portion of environmental liabilities                            5,139                5,154
    Other accrued liabilities                                               6,610                7,568
                                                                     -------------      ---------------
            TOTAL CURRENT LIABILITIES                                      32,793               35,620

DEFERRED INCOME TAXES                                                      28,490               27,882
LONG-TERM DEBT LESS CURRENT PORTION                                       125,162              119,826
ENVIRONMENTAL LIABILITIES,
     NET OF CURRENT PORTION                                                19,427               19,661
OTHER LONG-TERM LIABILITIES                                                 2,838                2,996
                                                                     -------------      ---------------
            TOTAL LIABILITIES                                             208,710              205,985
                                                                     -------------      ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock--20,000 shares authorized, none issued
    Class A common stock--75,000 shares $1 par value
        authorized, 5,365 and 5,295 shares issued and outstanding           5,365                5,295
    Class B common stock--25,000 shares $1 par value
        authorized, 4,361 and 4,431 shares issued and outstanding           4,361                4,431
    Additional paid-in capital                                            102,179              102,179
    Retained earnings (Note 2)                                            131,638              128,468
                                                                     -------------      ---------------
            TOTAL SHAREHOLDERS' EQUITY                                    243,543              240,373
                                                                     -------------      ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $    452,253        $     446,358
                                                                     =============      ===============


         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
               (Unaudited, in thousands, except per share amounts)


                                                       For The Three Months Ended      For The Six Months Ended
                                                    Feb. 29, 2000    Feb. 28, 1999   Feb. 29, 2000  Feb. 28, 1999
                                                    --------------   -------------   ------------   ---------------
REVENUES                                              $    75,822    $     51,722    $   147,055    $      118,888

Cost of goods sold and
       other operating expenses                            67,409          50,406        128,442           111,258
Selling and administrative                                  6,674           5,832         12,915            11,529
Income (loss) from joint ventures                           3,788            (622)         3,283            (2,293)
                                                    --------------   -------------   ------------   ---------------

INCOME (LOSS) FROM OPERATIONS                               5,527          (5,138)         8,981            (6,192)
                                                    --------------   -------------   ------------   ---------------

OTHER INCOME (EXPENSE):
     Interest expense                                      (1,986)         (1,723)        (3,695)           (3,647)
     Other (expense) income                                  (442)            921            164             1,488
                                                    --------------   -------------   ------------   ---------------
                                                           (2,428)           (802)        (3,531)           (2,159)
                                                    --------------   -------------   ------------   ---------------

INCOME (LOSS) BEFORE INCOME TAXES                           3,099          (5,940)         5,450            (8,351)

Income tax (provision) benefit                               (955)          2,019         (1,308)            2,839
                                                    --------------   -------------   ------------   ---------------
NET INCOME (LOSS)                                     $     2,144    $     (3,921)   $     4,142    $       (5,512)
                                                    ==============   =============   ============   ===============

BASIC EARNINGS (LOSS) PER SHARE                       $      0.22    $      (0.39)   $      0.43    $        (0.55)
                                                    ==============   =============   ============   ===============

DILUTED EARNINGS (LOSS) PER SHARE                     $      0.22    $      (0.39)   $      0.42    $        (0.55)
                                                    ==============   =============   ============   ===============


         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            (Unaudited, in thousands)

                                              Class A              Class B
                                            Common Stock         Common Stock     Additional
                                        -----------------------------------------   Paid-in     Retained
                                          Shares    Amount    Shares     Amount     Capital     Earnings      Total
                                        ----------- --------- --------  --------- ------------ -----------  -----------
Balance at August 31, 1998, as
   previously reported                       5,555  $  5,555    4,431   $  4,431  $   105,124  $  126,326   $  241,436
Cumulative effect on prior years of
   applying FIFO method of
   accounting (Note 2)                                                                              3,487        3,487
Class A common stock repurchased              (260)     (260)                          (2,945)                  (3,205)
Net income, restated (Note 2)                                                                         621          621
Dividends paid                                                                                     (1,966)      (1,966)
                                        ----------- --------- --------  --------- ------------ -----------  -----------

Balance at August 31, 1999                   5,295     5,295    4,431      4,431      102,179     128,468      240,373

Class B common stock converted
  to Class A common stock                       70        70      (70)       (70)
Net income                                                                                          4,142        4,142
Dividends paid                                                                                       (972)        (972)
                                        ----------- --------- --------  --------- ------------ -----------  -----------

Balance at February 29, 2000                 5,365  $  5,365    4,361   $  4,361  $   102,179  $  131,638   $  243,543
                                        =========== ========= ========  ========= ============ ===========  ===========


         The accompanying notes are an integral part of this statement.

                                SCHNITZER STEEL INDUSTRIES, INC.
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited, in thousands)

                                                                     For The Six Months Ended
                                                                  Feb. 29, 2000      Feb. 28, 1999
                                                                  -------------      -------------
OPERATIONS:
    Net income                                                     $     4,142        $    (5,512)
    Noncash items included in income:
      Depreciation and amortization                                      9,071              9,015
      Equity in (earnings) loss of joint ventures
         and other investments                                          (3,283)             2,293
      Deferred income taxes                                                123
      Loss (gain) on disposal of assets                                  1,275               (471)
    Cash provided (used) by changes in working capital:
      Accounts receivable                                                  101              3,478
      Inventories                                                       (7,086)             8,864
      Prepaid expenses                                                      52             (1,558)
      Accounts payable                                                    (756)            (2,166)
      Accrued liabilities                                               (1,827)            (2,123)
      Environmental liabilities                                           (249)              (740)
      Other assets and liabilities                                        (125)                56
                                                                  -------------      -------------

    NET CASH PROVIDED BY OPERATIONS                                      1,438             11,136
                                                                  -------------      -------------

INVESTMENTS:
    Capital expenditures                                                (7,322)            (5,572)
    Advances (to) from joint ventures                                   (4,160)            10,157
    Investments in joint ventures                                                             (20)
    Distributions from joint ventures                                    1,165              1,582
    Proceeds from sale of assets                                         1,159                478
                                                                  -------------      -------------

    NET CASH (USED) PROVIDED BY INVESTMENTS                             (9,158)             6,625
                                                                  -------------      -------------

FINANCING:
    Repurchase of Class A common stock                                                       (189)
    Dividends declared and paid                                           (972)              (994)
    Reduction in long-term debt                                           (132)           (17,695)
    Increase in long-term debt                                           5,289
                                                                  -------------      -------------

    NET CASH PROVIDED (USED) BY FINANCING                                4,185            (18,878)
                                                                  -------------      -------------

NET DECREASE IN CASH                                                    (3,535)            (1,117)

CASH AT BEGINNING OF PERIOD                                              6,174              3,800
                                                                  -------------      -------------

CASH AT END OF PERIOD                                              $     2,639        $     2,683
                                                                  =============      =============


         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE SIX MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
               (Unaudited, in thousands, except per share amounts)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements of Schnitzer Steel Industries, Inc. (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, management suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the fiscal year ended August 31, 1999. The results for the three and six months ended February 29, 2000 are not necessarily indicative of the results of operations for the entire year.

         EARNINGS AND DIVIDENDS PER SHARE

         Basic earnings per share (EPS) are computed based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following represents a reconciliation from basic EPS to diluted EPS:

                                                      For the Three Months Ended          For the Six Months Ended
                                                    Feb. 29, 2000    Feb. 28, 1999     Feb. 29, 2000    Feb. 28, 1999
                                                    -------------    -------------     -------------    -------------
         Net income                                      $2,144          $(3,921)           $4,142          $(5,512)
                                                        =======         ========           =======         ========

         Computation of shares:
           Average common shares outstanding              9,726            9,973             9,726            9,974
           Stock options                                    127               --                63               --
                                                       --------         --------           -------         --------
           Diluted average common shares
              outstanding                                 9,853            9,973             9,789            9,794
                                                       ========         ========           =======         =======

         Basic EPS                                      $  0.22         $  (0.39)          $  0.43         $  (0.55)
                                                        =======         ========           =======         =======

         Diluted EPS                                    $  0.22         $  (0.39)          $  0.42         $  (0.55)
                                                        =======         ========           =======         =======


         Dividend per share                             $  0.05         $   0.05           $  0.10         $   0.10
                                                        =======         ========           ========        ========


         The accompanying notes are an integral part of this statement.

NOTE 2 - INVENTORIES:

         Inventories consisted of the following:

                                                                     February 29,        August 31,
                                                                          2000              1999
                                                                     -----------         ---------
                                                                      (Unaudited)         (Audited)
                  Recycled metals                                      $  24,899          $  25,890
                  Work in process                                         12,240             20,372
                  Finished goods                                          38,811             29,578
                  Supplies                                                22,103             15,127
                                                                       ---------         ----------

                                                                       $  98,053          $  90,967
                                                                       =========          =========

          In the first quarter of fiscal 2000, the Company changed its method of accounting for recycled metals inventories from Last-In, First-Out
          (LIFO) to First-In, First-Out (FIFO). Given the volatility of both prices and quantities, management believes that accounting for inventories using the FIFO method better matches revenues and expenses, and therefore is preferable. In addition, the method is consistent with its other inventory pools. In accordance with Accounting Principles Board No. 20, "Accounting Changes," upon adoption, the Company retroactively restated prior periods by applying the FIFO method of accounting in prior periods. Because the Company had not recorded a LIFO adjustment during the first or second quarters of fiscal 1999, no restatement of the statement of operations for the three or six months ended February 28, 1999 period was required. The balance sheet and statement of equity have been restated to reflect the change.

NOTE 3 - SEGMENT INFORMATION:

         The Company operates in two industry segments: metal processing and recycling (Metals Recycling Business) and mini-mill steel manufacturing (Steel Manufacturing Business). Additionally, the Company has joint ventures within the metals recycling business (Joint Ventures in the Metals Recycling Business) and joint ventures which are suppliers of unprocessed metals (Joint Venture Suppliers of Recycled Metals). The Company considers these joint ventures to be separate business segments because they are managed separately. These joint ventures are accounted for using the equity method. As such, the joint venture operating information provided below is shown separately from the consolidated information, except for the Company's equity in the net income of the joint ventures.

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

          Revenues from external customers as reported on the Consolidated Statement of Operations are as follows:

                                                      For the Three Months Ended          For the Six Months Ended
                                                    Feb. 29, 2000    Feb. 28, 1999     Feb. 29, 2000    Feb. 28, 1999
                                                    -------------    -------------     -------------    -------------
          Revenues from external customers:
               Metals Recycling Business                $  45,708       $  26,034        $  85,817       $  63,147
               Steel Manufacturing Business                40,812          35,283           83,102          77,443
               Intersegment revenues                      (10,698)         (9,595)         (21,864)        (21,702)
                                                    -------------    -------------     -------------    -------------
          Consolidated revenues                         $  75,822       $  51,722        $ 147,055       $ 118,888
                                                    =============    =============     =============    =============

         The following represents the joint ventures' total revenues from external customers:

                                                      For the Three Months Ended          For the Six Months Ended
                                                    Feb. 29, 2000    Feb. 28, 1999     Feb. 29, 2000    Feb. 28, 1999
                                                    -------------    -------------     -------------    -------------
          Joint Ventures in the Metals
             Recycling Business                          $128,991        $ 71,859          $229,215         $149,604
          Joint Venture Suppliers of Metals                12,370          10,805            23,846           23,715
                                                    -------------    -------------     -------------    -------------
          Total revenues                                 $141,361        $ 82,664          $253,061         $173,319
                                                    =============    =============     =============    =============

         The following is a reconciliation of consolidated income (loss) from operations:

                                                       For the Three Months Ended         For the Six Months Ended
                                                    Feb. 29, 2000    Feb. 28, 1999     Feb. 29, 2000    Feb. 28, 1999
                                                    -------------    -------------     -------------    -------------
          Income (loss) from operations:
               Metals Recycling Business                 $ 3,229          $(2,326)         $ 6,050         $(2,708)
               Steel Manufacturing Business                1,590             (473)           3,417           2,444
               Joint Ventures in the Metals
                  Recycling Business                       3,335             (835)           2,147          (3,087)
               Joint Venture Suppliers of Metals             453              213            1,136             794
               Corporate expense and eliminations         (3,080)          (1,717)          (3,769)         (3,635)
                                                    -------------    -------------     -------------    -------------
          Consolidated income (loss)
              from operations                            $ 5,527          $(5,138)         $ 8,981         $(6,192)
                                                    =============    =============     =============    =============

         Income (loss) from operations generated by the joint ventures represents the Company's equity in the net income (loss) of these entities.

                        SCHNITZER STEEL INDUSTRIES, INC.



ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

GENERAL

          The Company operates in two primary business segments. The Company's Metals Recycling Business collects, processes and recycles ferrous and nonferrous metals through its facilities. The Company's Steel Manufacturing Business operates a mini-mill in Oregon, which produces finished steel products and maintains a mill depot in California. Additionally, the Company owns equity in joint ventures that participate in the purchase, collection and processing of recycled metals.


RESULTS OF OPERATIONS

         The Company's revenues and operating results by business segment are summarized below (in thousands):

                                                     For the Three Months Ended          For the Six Months Ended
                                                   Feb. 29, 2000    Feb. 28, 1999     Feb. 29, 2000    Feb. 28, 1999
                                                   -------------    -------------     -------------    -------------
                                                                              (Unaudited)
          REVENUES:
          Metals Recycling Business:
               Ferrous sales                          $  34,133      $  18,751           $  65,004       $  46,906
               Nonferrous sales                           9,410          5,328              16,861          11,237
               Other sales                                2,165          1,955               3,952           5,004
                                                   -------------    -------------     -------------    -------------
                   Total sales                           45,708         26,034              85,817          63,147

          Ferrous sales to Steel
                 Manufacturing Business                 (10,698)        (9,595)            (21,864)        (21,702)
          Steel Manufacturing Business                   40,812         35,283              83,102          77,443
                                                   -------------    -------------     -------------    -------------
                   Total                              $  75,822      $  51,722           $ 147,055       $ 118,888
                                                   =============    =============     =============    =============
          INCOME (LOSS) FROM OPERATIONS:
          Metals Recycling Business                   $   3,229      $  (2,326)          $   6,050       $  (2,708)
          Steel Manufacturing Business                    1,590           (473)              3,417           2,444
          Joint Ventures in the Metals
             Recycling Business                           3,335           (835)              2,147          (3,087)
          Joint Venture Suppliers of Metals                 453            213               1,136             794
          Corporate expense & eliminations               (3,080)        (1,717)             (3,769)         (3,635)
                                                   -------------    -------------     -------------    -------------
                   Total                              $   5,527      $  (5,138)          $   8,981       $  (6,192)
                                                   =============    =============     =============    =============
          NET INCOME (LOSS)                           $   2,144      $  (3,921)          $   4,142       $  (5,512)
                                                   =============    =============     =============    =============

                        SCHNITZER STEEL INDUSTRIES, INC.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (Continued):

                                                       For the Three Months Ended         For the Six Months Ended
                                                    Feb. 29, 2000    Feb. 28, 1999     Feb. 29, 2000    Feb. 28, 1999
                                                    -------------    -------------     -------------    -------------
                                                                                (unaudited)
          SHIPMENTS:
          METALS RECYCLING BUSINESS:
          Ferrous metals (thousands of long tons):
          To Steel Manufacturing Business                   105              121              232            261
          Other domestic                                     69               49              125             97
          Export                                            174               63              344            207
                                                    -------------    -------------     -------------    -------------
                   Total                                    348              233              701            565

          Nonferrous metals (thousands lbs.)             23,167           16,428           42,262         35,097
                                                   =============    =============     =============    =============
          Average ferrous sales price ($/ton)
               Domestic                                 $   103          $    83          $    96        $    86
               Export                                        93               75               89             79
               Average                                       98               81               93             83

          STEEL MANUFACTURING BUSINESS
          Finished steel (thousands of short tons)          139              114              289            241
                                                   =============    =============     =============    =============
          Average sales price ($/ton)                   $   294          $   310          $   287        $   322
                                                   =============    =============     =============    =============

          SECOND QUARTER FISCAL 2000 VS. SECOND QUARTER FISCAL 1999

          REVENUES. Consolidated revenues for the three months ended February 29, 2000 increased $24.1 million (47%) from the same period last year. The higher revenues were primarily attributed to increases in prices and sales volumes for the Metals Recycling Business.

          During the quarter ended February 29, 2000, revenues for the Metals Recycling Business, before intercompany eliminations, increased $19.7 million (76%), which is attributed to higher average sales prices and higher shipping volumes. Ferrous and nonferrous sales volumes increased by 49% and 41%, respectively, from the prior year quarter. In addition, the average sales prices for ferrous and nonferrous metals increased by 22% and 25%, respectively, from the second quarter of fiscal 1999. The higher prices and higher sales volumes were caused by the rebound in the Asian economies which resulted in increases in demand by Asian steel and metal producers.

          The Steel Manufacturing Business' revenues for the three months ended February 29, 2000 increased $5.5 million (16%), to $40.8 million from the prior year quarter. The increase in revenues is primarily due to a 25,000 ton increase (22%) in finished steel shipments during the quarter compared to the prior year. This increase was primarily the result of increased demand for wire rod products. The higher sales volumes were offset in part by a $16 per ton (5%) decrease in the average selling price, which was due to the increased supply of lower cost steel imports as well as a lower priced product sales mix.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (Continued):

          COST OF GOODS SOLD. Consolidated cost of goods sold increased $17.0 million (34%) for the three months ended February 29, 2000, compared with the same period last year. Cost of goods sold decreased as a percentage of revenues from 97% to 89%, which resulted in a $7.1 million increase in gross margin during the latest quarter as compared to the prior year quarter.

          During the second quarter of fiscal 2000, the Metals Recycling Business' cost of goods sold increased $13.6 million over the prior year quarter. In addition, cost of goods sold as a percentage of revenues decreased from 96% during the second quarter of fiscal 1999 to 84% during the second quarter of fiscal 2000. As a result gross profit increased by $6.1 million to $7.1 million. The increase in gross margins is directly attributable to the higher selling prices brought about by increasing demand from Asian countries and a lower average cost per ton due to higher production levels.

          For the three months ended February 29, 2000, cost of goods sold for the Steel Manufacturing Business increased $3.5 million compared to the same period last year and decreased as a percentage of revenues from 99% to 94%. Gross profit increased from $0.3 million to $2.4 million compared with the second quarter last year. Although prices were lower, margins improved due to lower raw material costs as well as increased production volumes that lowered production costs per ton. Production volumes were lower during the second quarter of last year as excess supplies of low cost steel imports necessitated the mill's curtailment of production. Cost of goods sold per ton, excluding billets, decreased $27 per ton from the second quarter of last year to $273 per ton.

          FIRST HALF OF FISCAL 2000 VS. FIRST HALF OF FISCAL 1999

          REVENUES. Consolidated revenues for the six months ended February 29, 2000 increased $28.2 million (24%) from the same period last year. The higher revenues were primarily attributed to increases in prices and sales volumes for the Metals Recycling Business.

          During the six months ended February 29, 2000, revenues for the Metals Recycling Business, before intercompany eliminations, increased $22.7 million (36%), which is attributed to higher average sales prices and higher shipping volumes. Ferrous and nonferrous sales volumes increased by 24% and 20%, respectively, from the same period in the prior year. In addition the average sales prices for ferrous and nonferrous metals increased by 11% and 25%, respectively, from the first half of fiscal 1999. The higher prices and higher sales volumes were caused by the rebound in the Asian economies which resulted in increases in demand by Asian steel and metal producers.

          The Steel Manufacturing Business' revenues for the six months ended February 29, 2000 increased $5.7 million (7%), to $83.1 million, from the first half of the prior year. The increase in revenues was primarily due to a 48,000 ton increase (20%) in finished steel shipments during the first six months of fiscal 2000 compared to the prior year. This increase was primarily due to the increased demand for wire rod products as well as higher productivity in the Company's newest rolling mill that has resulted in increasing production volumes of wire rod products. The higher sales volumes were offset in part by a $34 per ton (11%) decrease in the average selling price, which was due to the increased supply of lower cost steel imports as well as a lower priced product sales mix.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (Continued):

          COST OF GOODS SOLD. Consolidated cost of goods sold increased by $17.2 million (15%) for the six months ended February 29, 2000, compared with the same period last year. Cost of goods sold decreased as a percentage of revenues from 94% to 87%, which resulted in an $11.0 million increase in gross margin during for the first six months of fiscal 2000 as compared to the prior year.

          During the first half of fiscal 2000, the Metals Recycling Business' cost of goods sold increased $13.0 million over the prior year. In addition, cost of goods sold as a percentage of revenues decreased from 94% for the first half of fiscal 1999 to 84% during the first half of fiscal 2000. As a result, gross profit increased by $9.7 million to $13.4 million. The increase in gross margins is directly attributable to the higher selling prices brought about by the increasing demand from Asian countries and lower costs per ton due to higher production levels.

          During the first six months of fiscal 2000, cost of goods sold for the Steel Manufacturing Business increased $4.7 million compared to the same period last year and decreased as a percentage of revenues from 95% to 94%. Gross profit increased from $4.1 million to $5.1 million compared with the first half of last year. Although prices were lower, margins improved due to increased production volumes that lowered production costs per ton. Production volumes were lower during the second quarter of last year as excess supplies of low cost steel imports necessitated the mill's curtailment of production. Cost of goods sold per ton, excluding billets, decreased $32 per ton from the first six months of last year to $266 per ton.


          INCOME FROM JOINT VENTURES. The Company's joint ventures' revenues and results of operations were as follows (in thousands):

                                                For the Three Months Ended           For the Six Months Ended
                                              Feb. 29, 2000     Feb. 28, 1999    Feb. 29, 2000     Feb. 28, 1999
                                              -------------     -------------    -------------     -------------
                                                                          (Unaudited)
          Total revenues from external
             customers recognized by:
          Joint Ventures in the Metals
             Recycling Business                   $ 128,991       $  71,859        $ 229,215          $ 149,604
          Joint Venture Suppliers
             of Metals                               12,370          10,805           23,846             23,715
                                              -------------     -------------    -------------     -------------
                                                  $ 141,361       $  82,664        $ 253,061          $ 173,319
                                              =============     =============    =============     =============
          Income (loss) from joint
             ventures recognized by
             the Company from:
          Joint Ventures in the Metals
             Recycling Business                   $   3,335       $    (835)       $   2,147          $  (3,087)
          Joint Venture Suppliers
             of Metals                                  453             213            1,136                794
                                              -------------     -------------    -------------     -------------
                                                  $   3,788       $    (622)       $   3,283          $  (2,293)
                                              =============     =============    =============     =============

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (Continued):

           The Joint Ventures in the Metals Recycling Business predominantly sell recycled ferrous metal. The increase in revenues recognized by these joint ventures is attributable to higher ferrous selling prices and an increase in tonnage shipped. Shipments of ferrous metal processed by the joint ventures increased to 749,000 tons for the quarter ended February 29, 2000 from 665,000 tons for the same quarter in the prior year. The average prices for ferrous recycled metal increased by 25% from the second quarter of last year.

           For the six months ended February 29, 2000, ferrous metal shipments increased to 1.4 million tons from 1.3 million tons during the same period last year. The average selling price of ferrous recycled metal increased 13% during that period, predominantly due to the strengthening world market and a stronger domestic market. The increase in ferrous tons shipped and average selling price per ton for the three and six months ended February 29, 2000 was primarily due to an increase in domestic sales.

           The Company's equity in income from its Joint Ventures in the Metals Recycling Business for the second quarter of fiscal 2000 increased to $3.3 million from a loss of $0.8 million in the second quarter of fiscal 1999. For the six months ended February 29, 2000, the Company's equity in income from its Joint Ventures in the Metals Recycling Business increased to $2.1 million from a loss of $3.1 million in the same period last year. The increase for both periods was a result of higher average ferrous selling prices and an increase in tons sold.

           Revenues from the Joint Venture Suppliers of Recycled Metals increased to $12.4 million for the three months ended February 29, 2000 from $10.8 million for the three months ended February 28, 1999. For the three months ended February 29, 2000, the Company's equity in income from these joint ventures increased to $0.5 million from $0.2 million in the same period last year. For the six months ended February 29, 2000, revenues increased from $23.7 million to $23.8 million. Year-to-date, the Company's equity in income from these joint ventures increased to $1.1 million from $0.8 million for the previous year. The increase for both periods is primarily due to rising domestic recycled metal prices.

           OTHER EXPENSE. In the second quarter of fiscal 2000, the Company and its outside board members approved the sale by a related party of a ship used by the Company to export recycled metal. The vessel had been recorded as a capital lease in the Company's financial statements. The sale resulted in a $1.0 million loss during the latest quarter.

           INCOME TAX PROVISION. The income tax rate used for the first six months of fiscal 2000 was 24%, compared with 34% for the 1999 period. The lower rate results from the use of net operating losses (NOLs) acquired with the fiscal 1996 Proler acquisition. Previous federal tax rules limited the use of the NOLs to offset taxable income only from the acquired Proler entities. Recent changes in federal tax rules now allow the Company to use these NOLs to offset substantially all of its income, subject to certain annual dollar limits.

           YEAR 2000. In response to Year 2000 compliance issues, the Company developed and executed a systematic approach to identifying and assessing potential Year 2000 issues, modifying or replacing equipment and software and performing testing to ensure that all systems were Year 2000 compliant. As of the date of this filing, the Company has not experienced any significant Year 2000 issues with respect to its computer hardware and software systems and does not foresee any future potential problems.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (Continued):

           The Company incurred costs of approximately $1.1 million for correction of the year 2000 issues, including software and hardware upgrades and the cost of personnel allocated to the project. The Year 2000 upgrades have been funded through normal operating funds.

           LIQUIDITY AND CAPITAL RESOURCES. Cash provided by operations, for the six months ended February 29, 2000, was $1.4 million, compared with $11.1 million for the first half of fiscal 1999. The decrease in cash flow is primarily due to an increase in inventories related to the Steel Manufacturing Business.

           For the six months ended February 29, 2000 capital expenditures totaled $7.3 million compared with $5.6 million during the same period last year. The increase is primarily due to the expansion of the dock and the installation of the new automobile shredder at the Company's Tacoma, Washington facility. These projects were completed in the first quarter of fiscal 2000.

           As a result of acquisitions completed in prior years, the Company has $24.6 million of accrued environmental liabilities as of February 29, 2000. The Company expects to require significant future cash outlays as it incurs the actual costs relating to the remediation of such environmental liabilities.

           As of February 29, 2000 the Company had committed, unsecured revolving lines of credit totaling $200 million maturing in 2003. The Company has additional unsecured lines of credit totaling $50 million, of which $30 million is uncommitted. In the aggregate, the Company had borrowings outstanding on these lines totaling $114.7 million at February 29, 2000. The Company's debt agreements have certain restrictive convenants. As of February 29, 2000, the Company was in material compliance with such covenants.

           Pursuant to a stock repurchase program announced by the Company in May 1994 and amended in April 1998, the Company is authorized to repurchase up to 1.6 million shares of its stock. As of February 29, 2000 the Company had repurchased 708,600 shares under this program. No shares were repurchased during the six months ended February 29, 2000.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (Continued):

           FORWARD LOOKING STATEMENTS. Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, all of which are subject to risks and uncertainties. One can generally identify these forward-looking statements through the use of words such as "expect," "believe," and other words which convey a similar meaning. One can also identify these statements, as they do not relate strictly to historical or current facts. They are likely to address the Company's business strategy, financial projections and results and global factors affecting the Company's financial prospects. Examples of factors that could cause actual results to differ materially are the following: supply and demand conditions; the Company's ability to mitigate the effects of lower cost imports; fiscal policy in both the U.S. and abroad; competitive factors and pricing pressures from national steel companies; availability of unprocessed ferrous metal supply; fluctuations in recycled ferrous metals prices and seasonality of results. One should understand that it is not possible to predict or identify all factors that could cause actual results to differ from the Company's forward looking statements. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. Further, the Company does not assume any obligation to update any forward-looking statement.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The Company periodically uses derivative financial instruments to limit exposure to changes in interest rates. Because such derivative instruments are used solely as hedges and not for speculative trading purposes, they do not represent incremental risk to the Company. For further discussion of derivative financial instruments, refer to "FAIR VALUE OF FINANCIAL INSTRUMENTS" in the consolidated Financial Statements included in Item 8 of Form 10-K for the fiscal year ended August 31, 1999.

           PART II

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The 2000 annual meeting of the shareholders was held on January 24, 2000. Holders of 3,263,226 shares of the Company's Class A common stock, entitled to one vote per share, and 4,367,728 shares of the Company's Class B common stock, entitled to ten votes per share, were present in person or by proxy at the meeting.

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

               This proposal was approved as follows:

                                                              Votes For                 Votes Withheld
                                                              ---------                 --------------
              Leonard Schnitzer                               46,933,068                    7,438
              Robert W. Philip                                46,935,418                    5,088
              Kenneth M. Novack                               46,935,418                    5,088
              Gary Schnitzer                                  46,935,568                    4,938
              Dori Schnitzer                                  46,931,885                    8,621
              Carol S. Lewis                                  46,931,574                    8,932
              Scott Lewis                                     46,934,968                    5,538
              Jean S. Reynolds                                46,931,285                    9,221
              Robert S. Ball                                  46,935,457                    5,049
              William A. Furman                               46,935,457                    5,049
              Ralph R. Shaw                                   46,935,457                    5,049

           2. To approve and ratify the appointment of PricewaterhouseCoopers LLP as the independent auditors of the Corporation.

           This proposal was approved by the stockholders with 46,932,568 votes cast for and 5,501 votes cast against. There were 27,801 abstentions and 0 broker non-votes.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

(a)      Exhibits

         None


(b)      Reports on Form 8-K

         None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SCHNITZER STEEL INDUSTRIES, INC.
                                   (Registrant)






Date:  April 14, 2000              By:/s/Barry A. Rosen
     -------------------              ------------------------------
                                      Barry A. Rosen
                                      Vice President, Finance