Form 10-Q
period 2000-05-31
SCHNITZER STEEL INDUSTRIES INC
filed 2000-07-17
CIK 912603

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2000 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.

Commission file number 0-22496


                        SCHNITZER STEEL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

           OREGON                                                93-0341923
--------------------------------                            -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

      3200 N.W. Yeon Ave.
         P.O Box 10047
         Portland,  OR                                            97296-0047
----------------------------------------                          -----------
(Address of principal executive offices)                          (Zip Code)

                                 (503) 224-9900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes /X/   No / /

The Registrant had 5,415,726 shares of Class A Common Stock, par value of $1.00 per share, and 4,311,828 shares of Class B Common Stock, par value of $1.00 per share, outstanding at July 1, 2000.

                        SCHNITZER STEEL INDUSTRIES, INC.

                                      INDEX

                                                                                             PAGE NO.
                                                                                             --------
PART I.  FINANCIAL INFORMATION

Consolidated Balance Sheet at May 31, 2000
    and August 31, 1999............................................................................3

Consolidated Statement of Operations for the Three Months and
    Nine Months Ended May 31, 2000 and 1999........................................................4

Consolidated Statement of Shareholders' Equity for the
    Year Ended August 31, 1999 and the Nine Months
    Ended May 31, 2000.............................................................................5

Consolidated Statement of Cash Flows for the
    Nine Months Ended May 31, 2000 and 1999........................................................6

Notes to Consolidated Financial Statements.........................................................7

Management's Discussion and Analysis of
   Financial Condition and Results of Operations..................................................11

Quantitative and Qualitative Disclosures About Market Risk........................................17

PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K..................................................................17

SIGNATURE PAGE....................................................................................18

                        SCHNITZER STEEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                    (In thousands, except per share amounts)

                                                                                   May 31, 2000           Aug. 31, 1999
                                                                                -------------------     -------------------
                                                                                    (Unaudited)         (Audited, restated)
                                                                                                            (See Note 2)
                                   ASSETS

CURRENT ASSETS:
  Cash                                                                             $   5,515               $   6,174
  Accounts receivable, less allowance for
    doubtful accounts of $634 and $638                                                29,589                  21,714
  Accounts receivable from related parties                                             1,891                   1,935
  Inventories (Note 2)                                                                85,092                  90,967
  Deferred income taxes (Note 2)                                                       5,281                   4,795
  Prepaid expenses and other                                                           2,321                   3,417
                                                                                   ---------               ---------
        TOTAL CURRENT ASSETS                                                         129,689                 129,002

NET PROPERTY, PLANT AND EQUIPMENT                                                    130,387                 135,814

OTHER ASSETS:
  Investment in joint venture partnerships                                           108,275                 103,980
  Advances to joint venture partnerships                                              31,060                  27,754
  Goodwill                                                                            39,065                  39,992
  Intangibles and other                                                                9,787                   9,816
                                                                                   ---------               ---------
TOTAL ASSETS                                                                       $ 448,263               $ 446,358
                                                                                   =========               =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                                $     259               $     436
  Accounts payable                                                                    18,218                  16,390
  Accrued payroll liabilities                                                          6,355                   6,072
  Current portion of environmental liabilities (Note 4)                                5,137                   5,154
  Other accrued liabilities                                                            7,143                   7,568
                                                                                   ---------               ---------
        TOTAL CURRENT LIABILITIES                                                     37,112                  35,620

DEFERRED INCOME TAXES                                                                 28,490                  27,882
LONG-TERM DEBT LESS CURRENT PORTION                                                  113,687                 119,826
ENVIRONMENTAL LIABILITIES,
  NET OF CURRENT PORTION (Note 4)                                                     19,164                  19,661
OTHER LONG-TERM LIABILITIES                                                            2,771                   2,996
                                                                                   ---------               ---------
             TOTAL LIABILITIES                                                       201,224                 205,985
                                                                                   ---------               ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock--20,000 shares authorized, none issued
  Class A common stock--75,000 shares $1 par value
    authorized, 5,413 and 5,295 shares issued and outstanding                          5,413                   5,295
  Class B common stock--25,000 shares $1 par value
    authorized, 4,313 and 4,431 shares issued and outstanding                          4,313                   4,431
  Additional paid-in capital                                                         102,179                 102,179
  Retained earnings (Note 2)                                                         135,134                 128,468
                                                                                   ---------               ---------
        TOTAL SHAREHOLDERS' EQUITY                                                   247,039                 240,373
                                                                                   ---------               ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 448,263               $ 446,358
                                                                                   =========               =========

         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
               (Unaudited, in thousands, except per share amounts)

                                                 For the Three Months Ended     For the Nine Months Ended
                                                          May 31,                        May 31,
                                                 --------------------------     -------------------------
                                                   2000             1999          2000             1999
                                                 ---------        --------      ---------       ---------
REVENUES                                         $  94,927        $ 66,639      $ 241,982       $ 185,526

Cost of goods sold and
  other operating expenses                          85,698          58,945        214,139         170,203
Selling and administrative                           6,675           6,093         19,590          17,620
Income (loss) from joint ventures                    2,605             893          5,888          (1,401)
                                                 ---------        --------      ---------       ---------

INCOME (LOSS) FROM OPERATIONS                        5,159           2,494         14,141          (3,698)
                                                 ---------        --------      ---------       ---------

OTHER INCOME (EXPENSE):
  Interest expense                                  (1,997)         (1,800)        (5,692)         (5,447)
  Other income                                       1,061           2,297          1,225           3,785
                                                 ---------        --------      ---------       ---------
                                                      (936)            497         (4,467)         (1,662)
                                                 ---------        --------      ---------       ---------

INCOME (LOSS) BEFORE INCOME TAXES                    4,223           2,991          9,674          (5,360)

Income tax (provision) benefit                        (240)         (1,136)        (1,548)          1,703
                                                 ---------        --------      ---------       ---------

NET INCOME (LOSS)                                $   3,983        $  1,855      $   8,126       $  (3,657)
                                                 =========        ========      =========       =========

BASIC EARNINGS (LOSS) PER SHARE                  $    0.41        $   0.19      $    0.84       $   (0.37)
                                                 =========        ========      =========       =========

DILUTED EARNINGS (LOSS) PER SHARE                $    0.40        $   0.19      $    0.83       $   (0.37)
                                                 =========        ========      =========       =========

         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                             (Unaudited, in thousands)

                                                 Class A               Class B
                                               Common Stock          Common Stock      Additional
                                          -------------------    --------------------    Paid-in    Retained
                                            Shares     Amount      Shares     Amount     Capital    Earnings      Total
                                          ---------  ---------   ---------  ---------  ----------   ---------   ---------
Balance at August 31, 1998, as
  previously reported                         5,555  $   5,555       4,431  $   4,431   $ 105,124   $ 126,326   $ 241,436
Cumulative effect on prior years of
  applying FIFO method of
  accounting (Note 2)                                                                                   3,487       3,487
Class A common stock repurchased               (260)      (260)                            (2,945)                 (3,205)
Net income, restated (Note 2)                                                                             621         621
Dividends paid                                                                                         (1,966)     (1,966)
                                          ---------  ---------   ---------  ---------   ---------   ---------   ---------
Balance at August 31, 1999                    5,295      5,295       4,431      4,431     102,179     128,468     240,373

Class B common stock converted
  to Class A common stock                       118        118        (118)      (118)
Net income                                                                                              8,126       8,126
Dividends paid                                                                                         (1,460)     (1,460)
                                          ---------  ---------   ---------  ---------   ---------   ---------   ---------
Balance at May 31, 2000                       5,413  $   5,413       4,313  $   4,313   $ 102,179   $ 135,134   $ 247,039
                                          =========  =========   =========  =========   =========   =========   =========


         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited, in thousands)

                                                           For the Nine Months Ended
                                                                    May 31,
                                                           -------------------------
                                                             2000             1999
                                                           --------         --------
OPERATIONS:
  Net income                                               $  8,126         $ (3,657)
  Noncash items included in income:
    Depreciation and amortization                            13,757           13,473
    Equity in (earnings) loss of joint venutres
      and other investments                                  (5,888)           1,401
    Deferred income taxes                                       122               49
    Loss (gain) on disposal of assets                         1,280           (1,300)
    Environmental reserve reversal                                            (1,904)
  Cash provided (used) by changes in working capital:
    Accounts receivable                                      (7,831)           5,291
    Inventories                                               5,875            8,895
    Prepaid expenses                                          1,096            1,510
    Accounts payable                                          1,828           (3,196)
    Accrued liabilities                                        (142)          (1,202)
    Environmental liabilities                                   (17)            (449)
    Other assets and liabilities                               (817)          (1,592)
                                                           --------         --------
  NET CASH PROVIDED BY OPERATIONS                            17,389           17,319
                                                           --------         --------

INVESTMENTS:
  Capital expenditures                                       (9,690)          (8,400)
  Advances (to) from joint ventures                          (3,306)           1,815
  Investments in joint ventures                                                  (20)
  Distributions from joint ventures                           1,565            2,132
  Proceeds from sale of assets                                1,159            2,994
                                                           --------         --------

  NET CASH USED BY INVESTMENTS                              (10,272)          (1,479)
                                                           --------         --------

FINANCING:
  Repurchase of Class A common stock                                          (3,205)
  Dividends declared and paid                                (1,460)          (1,481)
  Reduction in long-term debt                                (6,399)         (12,700)
  Increase in long-term debt                                     83              214
                                                           --------         --------

  NET CASH USED BY FINANCING                                 (7,776)         (17,172)
                                                           --------         --------

NET DECREASE IN CASH                                           (659)          (1,332)

CASH AT BEGINNING OF PERIOD                                   6,174            3,800
                                                           --------         --------

CASH AT END OF PERIOD                                      $  5,515         $  2,468
                                                           ========         ========


         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 2000 AND 1999
               (Unaudited, in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements of Schnitzer Steel Industries, Inc. (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, management suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the fiscal year ended August 31, 1999. The results for the three and nine months ended May 31, 2000 are not necessarily indicative of the results of operations for the entire year.

         EARNINGS AND DIVIDENDS PER SHARE

         Basic earnings per share (EPS) are computed based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following represents a reconciliation from basic EPS to diluted EPS:

                                                   For the Three Months        For the Nine Months
                                                       Ended May 31,               Ended May 31,
                                                   ---------------------       -------------------
                                                    2000           1999         2000        1999
                                                   -------        -------      -------     -------
         Net income (loss)                         $ 3,983        $ 1,855      $ 8,126     $(3,657)
                                                   =======        =======      =======     =======

         Computation of shares:
           Average common shares outstanding         9,726          9,783        9,726       9,910
           Stock options                               118             14           61           7
                                                   -------        -------      -------     -------

           Diluted average common shares
             outstanding                             9,844          9,797        9,787       9,917
                                                   =======        =======      =======     =======

         Basic EPS                                 $  0.41        $  0.19      $  0.84     $ (0.37)
                                                   =======        =======      =======     =======

         Diluted EPS                               $  0.40        $  0.19      $  0.83     $ (0.37)
                                                   =======        =======      =======     =======


         Dividend per share                        $  0.05       $   0.05      $  0.15     $  0.15
                                                   =======        =======      =======     =======

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 2000 AND 1999
               (Unaudited, in thousands, except per share amounts)

NOTE 2 - INVENTORIES:

         Inventories consisted of the following:

                                              May 31,           August 31,
                                               2000                1999
                                            -----------    -------------------
                                            (Unaudited)    (Audited, restated)
                  Recycled metals             $ 23,582          $  25,890
                  Work in process               13,196             20,372
                  Finished goods                34,005             29,578
                  Supplies                      14,309             15,127
                                              --------          ---------

                                              $ 85,092          $  90,967
                                              ========          =========

          In the first quarter of fiscal 2000, the Company changed its method of accounting for recycled metals inventories from Last-In, First-Out
          (LIFO) to First-In, First-Out (FIFO). Given the volatility of both prices and quantities, management believes that accounting for inventories using the FIFO method better matches revenues and expenses, and therefore is preferable. In addition, the method is consistent with its other inventory pools. In accordance with Accounting Principles Board No. 20, "Accounting Changes," upon adoption of FIFO, the Company retroactively restated prior periods by applying the FIFO method of accounting in prior periods. Because the Company had not recorded a LIFO adjustment during the first three quarters of fiscal 1999, no restatement of the statement of operations for the three or nine month periods ended May 31, 1999 was required. The balance sheet and statement of equity have been restated to reflect the change.

NOTE 3 - SEGMENT INFORMATION:

         The Company operates in two industry segments: metals processing and recycling (Metals Recycling Business) and mini-mill steel manufacturing (Steel Manufacturing Business). Additionally, the Company has joint ventures within the metals recycling business (Joint Ventures in the Metals Recycling Business) and joint ventures which are suppliers of unprocessed metals (Joint Venture Suppliers of Metals). The Company considers these joint ventures to be separate business segments because they are managed separately. These joint ventures are accounted for using the equity method. As such, the joint venture operating information provided below is shown separately from the consolidated information, except for the Company's equity in the net income of the joint ventures.

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

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 2000 AND 1999
               (Unaudited, in thousands, except per share amounts)

         Revenues from external customers as reported on the Consolidated Statement of Operations are as follows:


                                                      For the Three Months Ended          For the Nine Months Ended
                                                    May 31, 2000      May 31, 1999      May 31, 2000      May 31, 1999
                                                    ------------      ------------      ------------      ------------
         Revenues from external customers:
           Metals Recycling Business                  $ 54,391          $ 31,888          $140,208          $ 95,035
           Steel Manufacturing Business                 52,284            46,581           135,386           124,023
           Intersegment revenues                       (11,748)          (11,830)          (33,612)          (33,532)
                                                      --------          --------          --------          --------
         Consolidated revenues                        $ 94,927          $ 66,639          $241,982          $185,526
                                                      ========          ========          ========          ========

         The following represents the joint ventures' total revenues from external customers:


                                                      For the Three Months Ended          For the Nine Months Ended
                                                    May 31, 2000      May 31, 1999      May 31, 2000      May 31, 1999
                                                    ------------      ------------      ------------      ------------
         Joint Ventures in the Metals
            Recycling Business                        $133,706          $ 77,855          $362,921          $227,459
         Joint Venture Suppliers of Metals              14,351            11,359            38,197            35,074
                                                      --------          --------          --------          --------
         Total revenues                               $148,057          $ 89,214          $401,118          $262,533
                                                      ========          ========          ========          ========


         The following is a reconciliation of consolidated income (loss) from operations:


                                                      For the Three Months Ended          For the Six Months Ended
                                                    May 31, 2000      May 31, 1999      May 31, 2000      May 31, 1999
                                                    ------------      ------------      ------------      ------------
         Income (loss) from operations:
         Metals Recycling Business                    $  3,790          $  2,118          $  9,750          $   (590)
           Steel Manufacturing Business                  1,850             1,163             5,267             3,607
           Joint Ventures in the Metals
             Recycling Business                          1,981               214             4,128            (2,873)
           Joint Venture Suppliers of Metals               624               679             1,760             1,472
           Corporate expense                            (2,186)           (1,621)           (5,970)           (5,072)
           Eliminations                                   (900)              (59)             (794)             (242)
                                                      --------          --------          --------          --------
         Consolidated income (loss)
           from operations                            $  5,159          $  2,494          $ 14,141          $ (3,698)
                                                      ========          ========          ========          ========

         Income (loss) from operations generated by the joint ventures represents the Company's equity in the net income (loss) of these entities.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 2000 AND 1999
               (Unaudited, in thousands, except per share amounts)

NOTE 4 - ENVIRONMENTAL LIABILITIES:

         Federal and state environmental regulatory agencies have been investigating potential contamination to a portion of the Willamette River in Portland, Oregon known as the Portland Harbor. The Oregon Department of Environmental Quality (DEQ) has requested operating history and other information from numerous persons and entities which own or conduct operations on properties adjacent to or upland from the Portland Harbor. The DEQ has contacted Schnitzer Investment Corp.
         (SIC), from whom the Company leases its metals recycling and deep water terminal facility in Portland, Oregon, and requested that SIC perform a voluntary remedial investigation of that property. DEQ has indicated that it believes that activities conducted on that property may currently be contributing, or may have in the past contributed, contamination to the Willamette River. SIC has agreed to perform an investigation of the property. The Company is obligated under the lease with SIC to bear all costs relating to the investigation and remediation of the property. The cost of the investigation is not expected to be material; because of the early stage of the investigation, no estimate has been made of the cost of remediation, if any.

                        SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL

          The Company operates in two primary business segments. The Company's Metals Recycling Business collects, processes and recycles ferrous and nonferrous metals through its facilities. The Company's Steel Manufacturing Business operates a mini-mill in McMinnville, Oregon, which produces finished steel products and maintains a mill depot in California. Additionally, the Company owns equity in joint ventures that participate in the purchase, collection and processing of recycled metals.

RESULTS OF OPERATIONS

          The Company's revenues and operating results by business segment are summarized below (in thousands):


                                                     For the Three Months Ended          For the Nine Months Ended
                                                   May 31, 2000      May 31, 1999     May 31, 2000      May 31, 1999
                                                   ------------      ------------     ------------      ------------
                                                                             (Unaudited)
          REVENUES:
          Metals Recycling Business:
            Ferrous sales                            $ 40,329          $ 22,496         $105,334          $ 69,402
            Nonferrous sales                           10,910             7,259           27,770            18,496
            Other sales                                 3,152             2,133            7,104             7,137
                                                     --------          --------         --------          --------
                Total sales                            54,391            31,888          140,208            95,035

          Ferrous sales to Steel
            Manufacturing Business                    (11,748)          (11,830)         (33,612)          (33,532)
          Steel Manufacturing Business                 52,284            46,581          135,386           124,023
                                                     --------          --------         --------          --------
                Total                                $ 94,927          $ 66,639         $241,982          $185,526
                                                     ========          ========         ========          ========

          INCOME (LOSS) FROM OPERATIONS:
          Metals Recycling Business                  $  3,790            $2,118         $  9,750          $   (590)
          Steel Manufacturing Business                  1,850             1,163            5,267             3,607
          Joint Ventures in the Metals
            Recycling Business                          1,981               214            4,128            (2,873)
          Joint Venture Suppliers of Metals               624               679            1,760             1,472
          Corporate expense                            (2,186)           (1,621)          (5,970)           (5,072)
          Eliminations                                   (900)              (59)            (794)             (242)
                                                     --------          --------         --------          --------
                Total                                $  5,159          $  2,494         $ 14,141          $ (3,698)
                                                     ========          ========         ========          ========

          NET INCOME (LOSS)                          $  3,983          $  1,855          $ 8,126          $ (3,657)
                                                     ========          ========         ========          ========

                        SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (Continued):


                                                      For the Three Months Ended          For the Nine Months Ended
                                                    May 31, 2000      May 31, 1999     May 31, 2000      May 31, 1999
                                                    ------------      ------------     ------------      ------------
                                                                              (Unaudited)

          SHIPMENTS:
          METALS RECYCLING BUSINESS:
          Ferrous metals (thousands of long tons):
          To Steel Manufacturing Business                  119               148              352               408
          Other domestic                                    54                48              179               145
          Export                                           238                84              582               292
                                                      --------          --------         --------          --------
                Total                                      411               280            1,113               845
                                                      ========          ========         ========          ========

          Nonferrous metals (millions of lbs.)              26                20               68                55
                                                      ========          ========         ========          ========


          Average ferrous sales price ($/ton)
            Domestic                                  $     99          $     82             $ 97          $     84
            Export                                          97                76               92                78
            Average                                         98                80               95                82

          STEEL MANUFACTURING BUSINESS:
          Finished steel (thousands of short tons)         178               159              467               400
                                                      ========          ========         ========          ========

          Average sales price ($/ton)                 $    293             $ 293         $    289          $    310
                                                      ========          ========         ========          ========

          THIRD QUARTER FISCAL 2000 VS. THIRD QUARTER FISCAL 1999

          REVENUES. Consolidated revenues for the three months ended May 31, 2000 increased $28.3 million (42%) from the same period last year. The higher revenues were primarily attributed to increases in prices and sales volumes for the Metals Recycling Business.

          During the quarter ended May 31, 2000, revenues for the Metals Recycling Business, before intercompany eliminations, increased $22.5 million (71%) to $54.4 million, which is attributed to higher average sales prices and higher export sales volumes. Ferrous and nonferrous sales volumes increased by 47% and 28%, respectively, from the comparable prior year quarter. In addition, the average sales prices for ferrous and nonferrous metals increased by 23% and 17%, respectively, from the third quarter of fiscal 1999. Both the higher prices and higher sales volumes were attributable to the rebound in the Asian economies which resulted in increases in demand by Asian steel and metal producers.

          The Steel Manufacturing Business' revenues for the three months ended May 31, 2000 increased $5.7 million (12%), to $52.3 million from the prior year quarter. The increase in revenues was primarily due to a 19,000 ton (12%) increase in finished steel shipments during the quarter compared to the same quarter in the prior year. This increase was primarily the result of increased demand for wire rod products. Although demand increased, lower cost Asian imports continued to hold prices down for most products. Additionally, the sales mix in the third quarter of fiscal 2000 emphasized lower priced products. Thus, the average selling price of finished steel was unchanged.

                        SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (Continued):

          COST OF GOODS SOLD. Consolidated cost of goods sold increased $26.8 million (45%) for the three months ended May 31, 2000, compared with the same period last year. Cost of goods sold increased as a percentage of revenues from 88% to 90%. The gross margin improved by $1.5 million for the third quarter of fiscal 2000 compared with the prior year quarter.

          During the third quarter of fiscal 2000, the Metals Recycling Business' cost of goods sold increased $20.9 million over the prior year quarter. During the third quarter of fiscal 1999, cost of goods sold was reduced by a $1.9 million reversal of environmental reserves. Cost of goods sold as a percentage of revenues was 82% during the third quarter of fiscal 1999, but would have been 88% if not for the reversal of environmental reserves. Cost of goods sold as a percentage of revenues increased to 86% during the third quarter of fiscal 2000, and the gross profit increased by $1.6 million to $7.3 million. The increase in gross margins is directly attributable to the higher selling prices and volumes sold brought about by increasing demand from Asian countries.

          For the three months ended May 31, 2000, cost of goods sold for the Steel Manufacturing Business increased $4.9 million compared to the same period last year and decreased as a percentage of revenues from 96% to 95%. Gross profit increased from $2.0 million to $2.8 million compared with the third quarter last year. Although the average selling price remained the same, margins improved because inventory costs per ton leading into the third quarter of fiscal 2000 were lower than the prior year quarter. During the second quarter of fiscal 1999, the Company curtailed production due to excess supplies of low cost steel imports, resulting in higher inventory costs. Cost of goods sold per ton, excluding billets, decreased $3 per ton from the third quarter of last year to $274 per ton.

          FIRST NINE MONTHS OF FISCAL 2000 VS. FIRST NINE MONTHS OF FISCAL 1999

          REVENUES. Consolidated revenues for the nine months ended May 31, 2000 increased $56.5 million (30%) from the same period last year. The higher revenues were primarily attributed to increases in prices and sales volumes for the Metals Recycling Business.

          During the nine months ended May 31, 2000, revenues for the Metals Recycling Business, before intercompany eliminations, increased $45.2 million (48%) to $140.2 million. The increase is attributable to higher average selling prices and higher export volumes. Ferrous and nonferrous sales volumes increased by 32% and 23%, respectively, from the same period in the prior year. In addition, the average sales prices for ferrous and nonferrous metals increased by 15% and 22%, respectively, from the first nine months of fiscal 1999. The higher prices and higher sales volumes were primarily caused by the rebound in the Asian economies, which resulted in increases in demand by Asian steel and metal producers.

          The Steel Manufacturing Business' revenues for the nine months ended May 31, 2000 increased $11.4 million (9%), to $135.4 million, from the same period of the prior year. The increase in revenues was due to a 67,000 ton (17%) increase in finished steel shipments during the first nine months of fiscal 2000 compared to the prior year. Higher productivity in the Steel Manufacturing Business' newest rolling mill has resulted in increasing production volumes of wire rod products, allowing the Company to meet improving demand for such products. The higher sales volumes were offset in part by a $21 per ton (7%) decrease in the average selling price, which was due to the increased supply of lower cost steel imports as well as a lower priced product sales mix.

                        SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (Continued):

          COST OF GOODS SOLD. Consolidated cost of goods sold increased by $43.9 million (26%) for the nine months ended May 31, 2000, compared with the same period last year. Cost of goods sold decreased as a percentage of revenues from 92% to 88%, which resulted in an $12.5 million increase in gross margin during for the first nine months of fiscal 2000 as compared to the same period in the prior year.

          During the first nine months of fiscal 2000, the Metals Recycling Business' cost of goods sold increased $33.9 million over the prior year. In addition, cost of goods sold as a percentage of revenues decreased from 90% for the nine months ended May 31, 1999 to 85% for the same period of fiscal 2000. As a result, gross profit increased by $11.3 million to $20.7 million. The increase in gross margins is directly attributable to the higher selling prices brought about by the increasing demand from Asian countries.

          During the first nine months of fiscal 2000, cost of goods sold for the Steel Manufacturing Business increased $9.6 million compared to the same period last year and decreased as a percentage of revenues from 95% to 94%. Gross profit increased from $6.1 million to $7.9 million compared with the first nine months of last year. Although prices were lower, margins improved due to increased production volumes that lowered production costs per ton. Production volumes were lower during the second quarter of last year as excess supplies of low cost steel imports necessitated the mill's curtailment of production. Cost of goods sold per ton, excluding billets, decreased $7 per ton from the first nine months of last year to $269 per ton.

          INCOME FROM JOINT VENTURES. Because the Company accounts for its investments in joint ventures using the equity method, the joint ventures' revenues are not included in the Company's consolidated revenues. Total revenues recognized by the joint ventures from external customers were (in thousands):


                                                      For the Three Months Ended          For the Nine Months Ended
                                                    May 31, 2000      May 31, 1999     May 31, 2000      May 31, 1999
                                                    ------------      ------------     ------------      ------------
                                                                              (Unaudited)

          Joint Ventures in the Metals
             Recycling Business                       $133,706          $ 77,855         $362,921          $227,459
          Joint Venture Suppliers
             of Metals                                  14,351            11,359           38,197            35,074
                                                      --------          --------         --------          --------
                                                      $148,057          $ 89,214         $401,118          $262,533
                                                      ========          ========         ========          ========

          The Company's share of income (loss) from the joint ventures was as follows (in thousands):


                                                      For the Three Months Ended          For the Nine Months Ended
                                                    May 31, 2000      May 31, 1999     May 31, 2000      May 31, 1999
                                                    ------------      ------------     ------------      ------------
                                                                              (Unaudited)
          Joint Ventures in the Metals
            Recycling Business                        $  1,981          $   214          $  4,128         $  (2,873)
          Joint Venture Suppliers
            of Metals                                      624              679             1,760             1,472
                                                      --------          --------         --------          --------
                                                      $  2,605          $   893          $  5,888          $ (1,401)
                                                      ========          ========         ========          ========

                        SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (Continued):

          The Joint Ventures in the Metals Recycling Business predominantly sell recycled ferrous metal. The increase in revenues recognized by these joint ventures is attributable to higher ferrous selling prices and an increase in tonnage shipped. Shipments of ferrous metal processed by the joint ventures increased to 717,000 tons for the quarter ended May 31, 2000 from 633,000 tons for the same quarter in the prior year. The average prices for ferrous recycled metal increased by 28% from the same quarter of last year.

          For the nine months ended May 31, 2000, ferrous metal shipments increased to 2.1 million tons from 2.0 million tons during the same period last year. The average selling price of ferrous recycled metal increased 19% during that period, predominantly due to the strengthening world market and a stronger domestic market. The increases in ferrous tons shipped and average selling price per ton for the three and nine months ended May 31, 2000 were due to increases in both export and domestic sales.

          The Company's equity in income from its Joint Ventures in the Metals Recycling Business for the third quarter of fiscal 2000 increased to $2.0 million from $0.2 million in the third quarter of fiscal 1999. For the nine months ended May 31, 2000, the Company's equity in income from its Joint Ventures in the Metals Recycling Business increased to $4.1 million from $2.9 million in the same period last year. The increase for both periods was a result of higher average ferrous selling prices and an increase in tons sold. Additionally, $0.7 million of the increase in the Company's equity in earnings from these joint ventures is attributable to improvements in one of the joint venture's stainless steel operation.

          Revenues from the Joint Venture Suppliers of Metals increased to $14.4 million for the three months ended May 31, 2000 from $11.4 million for the three months ended May 31, 1999. For the three months ended May 31, 2000, the Company's equity in income from these joint ventures decreased to $0.6 million from $0.7 million in the same period last year. For the nine months ended May 31, 2000, revenues increased from $35.1 million to $38.2 million. Year-to-date, the Company's equity in income from these joint ventures increased to $1.8 million from $1.5 million for the previous year. The increase in revenues for both periods is primarily due to rising domestic recycled metal prices.

          OTHER INCOME. In the second quarter of fiscal 2000, the Company and its outside board members approved the sale by a related party of a ship used by the Company to export recycled metal. The vessel had been recorded as a capital lease in the Company's financial statements. The sale resulted in a $1.0 million loss during the quarter ended February 29, 2000. Other income for the third quarter of fiscal 1999 included a gain on the sale of the Company's Union City, California mill depot of $1.2 million and a $1.0 million settlement as a result of antitrust litigation related to graphite electrodes pricing.

          INCOME TAX PROVISION. The income tax rate used for the first nine months of fiscal 2000 was 16%, compared with 32% for the 1999 period. The lower rate results from the use of net operating losses (NOLs) acquired with the fiscal 1996 Proler acquisition. Previous federal tax rules limited the use of the NOLs to offset taxable income only from the acquired Proler entities. Recent changes in federal tax rules now allow the Company to use these NOLs to offset income from all sources, subject to certain annual dollar limits. During the third quarter of fiscal 2000, the Company's income tax rate was adjusted to reflect the expected partial utilization of such NOLs and the resulting anticipated income tax rate of 16% for the full year. The NOLs total $23 million as of May 31, 2000 and expire in the years 2007 through 2012.

                        SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (Continued):

          LIQUIDITY AND CAPITAL RESOURCES. Cash provided by operations for the nine months ended May 31, 2000 was $17.4 million, compared with $17.3 million for the same period of fiscal 1999. Higher net income during the first three quarters of fiscal 2000 compared with fiscal 1999 year-to-date was offset by an increase in accounts receivable, which was caused by the timing of a large export shipment near the end of the quarter, the balance of which was subsequently collected in June.

          For the nine months ended May 31, 2000 capital expenditures totaled $9.7 million compared with $8.4 million during the same period last year. The increase is primarily due to the expansion of the dock and the installation of the new automobile shredder at the Company's Tacoma, Washington facility. These projects were completed in the first quarter of fiscal 2000.

          As a result of acquisitions completed in prior years, the Company has $24.3 million of accrued environmental liabilities as of May 31, 2000. The Company expects to make significant future cash outlays as it incurs the actual costs relating to the remediation of such environmental liabilities.

          As of May 31, 2000 the Company had committed, unsecured revolving lines of credit totaling $200 million maturing in 2003. The Company also has two unsecured and uncommitted lines of credit totaling $50 million. In the aggregate, the Company had borrowings outstanding on these lines totaling $103.5 million at May 31, 2000. The Company's debt agreements have certain restrictive convenants. As of May 31, 2000, the Company was in compliance with such covenants.

          Pursuant to a stock repurchase program announced by the Company in May 1994 and amended in April 1998, the Company is authorized to repurchase up to 1.6 million shares of its stock. As of May 31, 2000 the Company had repurchased 708,600 shares under this program. No shares were repurchased during the nine months ended May 31, 2000.

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

                        SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (Continued):

          FORWARD LOOKING STATEMENTS. Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, all of which are subject to risks and uncertainties. One can generally identify these forward-looking statements through the use of words such as "expect," "believe," and other words which convey a similar meaning. One can also identify these statements, as they do not relate strictly to historical or current facts. They are likely to address the Company's business strategy, the adequacy of reserves, financial projections and results and global factors affecting the Company's financial prospects. Examples of factors that could cause actual results to differ materially are the following: supply and demand conditions; fiscal policy in both the U.S. and abroad; competitive factors and pricing pressures from national steel companies; availability of unprocessed ferrous and nonferrous metal supply; fluctuations in recycled metals prices and seasonality of results. One should understand that it is not possible to predict or identify all factors that could cause actual results to differ from the Company's forward looking statements. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. Further, the Company does not assume any obligation to update any forward-looking statement.

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

                            PART II OTHER INFORMATION

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


                                       SCHNITZER STEEL INDUSTRIES, INC.
                                       (Registrant)



Date:  July 14, 2000                   By:  /s/ Barry A. Rosen
       -------------                        -----------------------------
                                                Barry A. Rosen
                                                Vice President, Finance