Form 10-K
period 2000-08-31
SCHNITZER STEEL INDUSTRIES INC
filed 2000-11-29
CIK 912603

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

   For the fiscal year ended August 31, 2000   Commission File Number 0-22496

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value and the number of voting shares of the registrant's common stock outstanding on September 30, 2000 was:

                                Shares Outstanding Held By                Market Value
Title of Each Class             --------------------------                   Held By
  of Common Stock           Affiliates            Non-Affiliates         Non-Affiliates
---------------------       ----------            --------------         --------------
Class A, $1 par value        280,036                  5,108,490          $ 72,795,983
Class B, $1 par value      4,311,828                          0                N/A


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated herein by reference in Part III.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K



                                TABLE OF CONTENTS

PART     ITEM                                                                   PAGE
----     ----                                                                   ----
  I      1.       BUSINESS........................................................3
                      Overview....................................................3
                      Business Strategy...........................................4
                      Metals Recycling Business...................................6
                      Joint Ventures..............................................9
                      Steel Manufacturing Business...............................11
                      Environmental Matters......................................14
                      Employees..................................................17

         2.       PROPERTIES.....................................................18
         3.       LEGAL PROCEEDINGS..............................................18
         4.       SUBMISSION OF MATTERS TO A VOTE
                      OF SECURITY HOLDERS........................................18
         4(a).    EXECUTIVE OFFICERS OF THE REGISTRANT...........................19

 II      5.       MARKET FOR REGISTRANT'S COMMON STOCK AND
                      RELATED STOCKHOLDER MATTERS................................21
         6.       SELECTED FINANCIAL DATA........................................22
         7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS........................23
         7(a)     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                      ABOUT MARKET RISK..........................................29
         8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................30
         9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE.....................55

III      10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE
                      REGISTRANT.................................................55
         11.      EXECUTIVE COMPENSATION.........................................55
         12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT......................................55
         13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................55

 IV      14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                      REPORTS ON FORM 8-K........................................56

                                     PART I

ITEM 1.           BUSINESS

OVERVIEW

Schnitzer Steel Industries, Inc. (the Company) collects, processes and recycles metals (the Metals Recycling Business) by operating one of the largest metals recycling businesses in the United States. The Company also manufactures finished steel products at its technologically advanced steel mini-mill (the Steel Manufacturing Business). As a result of its vertically integrated business, the Company is able to transform auto bodies and other unprocessed metals into finished steel products. The Company believes that its Metals Recycling and Steel Manufacturing Businesses are cost competitive in their markets.

The Company's Metals Recycling Business and its joint ventures in the metals recycling business have major collection and processing facilities in the following locations:

                           METALS RECYCLING OPERATIONS

Metals Recycling Business                    Joint Venture Operations
-------------------------                    ------------------------

    Location                                     Location
-------------------                          -------------------
Portland, OR                                 Jersey City, NJ
Oakland, CA                                  Long Island, NY
Tacoma, WA and Anchorage, AK                 Los Angeles, CA
Sacramento, CA and Reno, NV                  Everett, MA
Southern Oregon                              Providence, RI
Fresno, CA                                   Other - East Coast


The Metals Recycling Business's yards sold 1.5 million ferrous tons and the Joint Venture Operations sold 2.8 million ferrous tons in fiscal 2000. Additionally, through joint ventures, the Company participates in the management of an additional 28 smaller metals recycling collection and processing facilities on the East Coast as well as other joint venture yards in the Western United States. The Company believes that the Metals Recycling Business has a strong competitive position in its markets due to significant economies of scale, low cost metals processing and handling methods, strategic locations, and deep water terminal facilities which provide efficient and flexible access to both domestic and foreign steel producers.

The Company's Steel Manufacturing Business is conducted by its wholly owned subsidiary, Cascade Steel Rolling Mills, Inc. The Steel Manufacturing Business produces steel reinforcing bar (rebar), wire rod, merchant bar, coiled rebar, fence posts, specialty sections and grape stakes. The Company believes that the Steel Manufacturing Business has a strong competitive position in its market due to its readily available source of recycled metals, efficient production processes, state-of-the-art technology, well-located shipping and transportation facilities, and proximity to California and other major western markets.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)

BUSINESS STRATEGY

The Company's business strategy emphasizes continued growth of the ferrous recycled metals business through additive acquisitions and joint ventures, and maintaining its status as a low-cost producer of both recycled metal and finished steel products through investments in state-of-the-art manufacturing equipment and increased production efficiencies.

The Company considers itself, first and foremost, a ferrous metals recycling company, with historically over 60% of its operating income, before corporate expenses and eliminations, derived from the Metals Recycling Business. The Metals Recycling Business is one of the leading processors in each of the markets in which it operates. Future capital expenditures will focus largely on increasing the Company's position as one of the premier recycled metals processors in the country.

The Company enters into sales contracts by selling forward 45 to 90 days and purchases unprocessed metals on a daily basis. The typical supplier is a relatively small, local business or manufacturer who sells unprocessed metals in limited quantities. The typical supplier generally does not have the ability to inventory material in significant quantities, and therefore lacks the market leverage to influence prices. By knowing the price for which the processed material will be sold and the costs involved in processing the metals, the Company is generally able to take advantage of this differential in timing between purchases and sales and negotiate prices with suppliers that secure profitable transactions. However, the Asian financial crisis that occurred during fiscal 1998 and 1999 caused recycled metals selling prices to drop faster than the Company was able to decrease purchase prices for unprocessed metals. Also, in order to ensure an adequate inflow of unprocessed metals, the Company had to maintain certain purchase price levels. As the recycled metals markets stabilized, the Company was able to regain a portion of the margins it had lost as a result of the Asian financial crisis. Although the Asian economies have generally improved from the crisis levels, the Company continues to operate in a very competitive market. During the last twelve to eighteen months, the Company has seen unusually high volumes of ferrous recycled metals come from the former Soviet Union, primarily from the Ukraine and other Black Sea countries.

The Company has developed a multi-part growth strategy which includes the following elements:

EXPAND METALS RECYCLING OPERATIONS. The Company will continue to seek expansion opportunities for its Metals Recycling Business within both its existing markets and elsewhere in North America. The Company has focused on and will continue to emphasize increasing its sources of unprocessed ferrous metals through its existing network and through selective acquisitions or through joint ventures with metals processors and suppliers. Recent examples include:

     - During fiscal 1998, the Company and one its joint venture partners increased their East Coast market position through the buyout of a third joint venture partner and the completion of two other strategic joint venture acquisitions;

     - In November 1996, the Company acquired Proler International Corp. (Proler). Proler's joint ventures process approximately 2.8 million long tons of ferrous metals per year;

     -   In March 1995, the Company purchased Manufacturing Management, Inc.
         (MMI), another metals processor which added approximately 500,000 long tons per year to the Company's ferrous recycled metals volume;

     - In December 1993, the Company acquired four metals collection and processing facilities in central and southern Oregon.

The Company has also made a series of investments in other joint ventures which increase the Company's sources of unprocessed metals supply. The Company's most significant joint venture, in this regard, operates self-service used auto parts yards, primarily in California. This joint venture operates under the name of Pick-N-Pull Auto Dismantlers (Pick-N-Pull). The Company's Oakland facility receives car bodies from Pick-N-Pull for processing and sale as shredded recycled metal.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)

COMPLETE ADDITIVE ACQUISITIONS. The Company intends to complete acquisitions it projects to be additive to earnings and cash flows. Over the past several years, particularly before the Asian financial crisis created uncertainty in the recycled metals industry, several companies in the metals recycling business acquired other recycled metals companies at prices which the Company believes were unjustifiably high. The Asian financial crisis has since caused significant dislocations in the recycled metals industry and to a much lesser extent the steel industry. It is the Company's belief that, as a result of these dislocations, some of these acquired companies may again become available at attractive prices. With a strong balance sheet, cash flows and available borrowing capacity, the Company believes it is in a position to complete an acquisition should one fitting the Company's long-term strategic plans become available and if a reasonable price can be attained.

INVEST IN STATE-OF-THE-ART PROCESSING AND MANUFACTURING. The Company's objective is to be a low cost producer of both recycled metals and finished steel products in order to maximize the operating margin for both operations. To meet this objective, the Company has focused on and will continue to emphasize the efficient purchasing and processing of metals. Additionally, the Company has made significant investments in state-of-the art equipment to ensure that its operations have cost effective technology to produce high quality products and to maximize economies of scale. The Company continues to invest in equipment to improve the efficiency and capabilities of its businesses. During the last five years the Company has spent $97.0 million on capital improvements.

During fiscal 2000, the Company completed the installation of a state-of-the-art automobile shredder, capable of shredding over 2,000 tons per day, at its Tacoma facility. This shredder replaced two existing aged shredders that on a combined basis were capable of producing only 1,000 tons per day. The new shredder is expected to reduce operating costs and has improved product quality; as well it has allowed the Tacoma metals recycling facility to shred material that was previously sold as lower grades. Additionally, the dock and bulkhead at the Tacoma facility were rebuilt during fiscal 1999 to more efficiently handle the increased shredder capacity, the exporting of metals and receipt of bulk unprocessed metals from Alaska.

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

CAPTURE BENEFITS OF INTEGRATION. The Company has historically sought to capture the potential benefits of business integration whenever possible. The Company believes it enjoys a competitive advantage over non-vertically integrated mini-mill steel producers as a result of its extensive metals recycling operation. The Metals Recycling Business ensures the Steel Manufacturing Business will receive a predictable, high quality supply of recycled metals in an optimal mix of grades for efficient melting. Likewise, the Steel Manufacturing Business ensures a steady market for a portion of the Metals Recycling Business' production. In the Steel Manufacturing Business, the Company's wire rod and bar mill has upgraded and continues to upgrade the Company's finished steel production and product mix.

The Company leverages a portion of shared administrative services with certain of its joint venture partners and related companies which reduces the cost of these services to the Company. These relationships also provide the Company with expertise related to real estate and ocean shipping management.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)

METALS RECYCLING BUSINESS

The Company is one of the largest metals processors in the United States, with twelve wholly owned metals collection and processing facilities. The Company buys, processes and sells ferrous metals to foreign and domestic steel producers or their representatives and to the Steel Manufacturing Business. The Metals Recycling Business also purchases ferrous metal from other recycled metals processors for shipment directly to the Steel Manufacturing Business without further processing by the Metals Recycling Business. To a lesser extent, the Company also buys, processes and sells nonferrous metals to both the domestic and export markets. A significant portion of the nonferrous volume comes as a by-product of the automobile shredding process.

Due to the large capital investment required for metals recycling equipment and the scarcity of potential yard sites that are properly zoned and have access to waterways, highways and railroads, the recycled metals industry is characterized by a relatively small number of large, regionally dominant metals processors. These large processors collect raw metals from a variety of sources, including smaller metal recyclers and dealers, and then sort, clean and cut it into sizes and grades suitable for use by steel manufacturers.

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

CUSTOMERS AND MARKETING. The following table sets forth information about the amount of ferrous recycled metals sold by the Company's Metals Recycling Business to certain groups of customers during the last five fiscal years:

                                                                      Year Ended August 31,
                                    --------------------------------------------------------------------------------------------
                                          2000             1999                1998               1997                 1996
                                    ---------------   --------------     ----------------    ---------------     ---------------

                                    Sales   Vol.(1)   Sales   Vol.(1)    Sales    Vol.(1)    Sales   Vol.(1)     Sales   Vol.(1)
                                    -----   -------   -----   -------    -----    -------    -----   -------     -----   -------
                                                                  (dollar amounts in millions)

Asian Steel Producers
  and Representatives               $ 70.4     761   $ 39.5       491   $ 90.4        720   $111.1       853    $131.8       858

Steel Manufacturing Business:

    Supplied by Company Facilities    39.0     411     38.0       447     44.5        382     43.7       362      44.1       358

    Purchased from Others
      for Direct Shipment(2)           7.2      87      6.2        92     10.4         98     14.1       132       9.9        92
                                    ------  ------   ------    ------   ------     ------   ------    ------    ------     -----

                                      46.2     498     44.2       539     54.9        480     57.8       494      54.0       450

Other US Steel Producers              25.2     247     18.0       194     30.0        235     23.3       171      30.1       171
                                    ------  ------   ------    ------   ------     ------   ------    ------    ------     -----

        Total                       $141.8   1,506   $101.7     1,224   $175.3      1,435   $192.2     1,518    $215.9     1,479
                                    ======  ======   ======    ======   ======     ======   ======    ======    ======     =====

1        In thousands of long tons (2,240 pounds).
2 Consists of recycled metal that is not processed by the Metals Recycling Business.


The Company sells recycled metals to foreign and other domestic steel producers or their representatives and to the Steel Manufacturing Business. The Company has developed long-standing relationships with Asian and U.S. steel producers. The Company's Asian recycled metals customers are located principally in China, Thailand, Japan, South Korea and Taiwan. To serve these customers more effectively, the Company operates a wholly-owned subsidiary, SSI International Far East Ltd., in Seoul, South Korea. Additionally, the Company uses representatives in Tokyo, Japan to provide market data. The Company believes these representatives not only enhance the Company's service to its Asian customers, but also provide a valuable local presence and source of information in these markets. The Metals Recycling Business' five largest

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)

customers accounted for 45% of recycled metals sales to unaffiliated customers. However, the Company's recycled metals customers vary from year to year due to demand, relative currency values and other factors. All recycled metals sales are denominated in U.S. dollars and substantially all significant recycled metals shipments to foreign customers are supported by letters of credit.

Historically, ferrous recycled metals prices have on average increased over time; such prices, however, are subject to market cycles. Prices for foreign recycled metals shipments are generally established through a competitive bidding process. The Company generally negotiates domestic prices based on export price levels. Foreign recycled metals sales contracts typically provide for shipment within 45 to 90 days after the price is agreed to, which, in most cases, includes freight. Over the last year there have been a number of attempts to use e-commerce via the Internet for the sale of recycled metals. To date none of these efforts have had a meaningful impact on the business. The Company attempts to respond to changing export price levels by adjusting its purchase prices at its metals recycling yards to maintain its operating margin dollars per ton. However, the Company's ability to fully maintain its operating margin per ton through periods of rapidly declining prices can be limited by the impact of lower purchase prices on the volume of recycled metals flowing to the Company from marginal unprocessed metal suppliers. Accordingly, the Company believes it benefits from rising recycled metals prices, which provide the Company greater flexibility to maintain or widen both margins and unprocessed metals flow into its yards.

SOURCES OF UNPROCESSED METALS. The most common forms of raw metals purchased by the Company are wrecked automobiles, railroad cars, railroad tracks, machinery, and demolition metal from buildings and other obsolete structures. The metals are acquired from drive-in sellers at posted prices at the Company's twelve metals recycling yards, from drop boxes at over 1,000 industrial sites and through negotiated purchases from railroads and other large suppliers. The Company purchases unprocessed metals from a large number of suppliers, including railroads, industrial manufacturers, automobile salvage yards, metals dealers and individuals. Metals recycling yards situated nearest to unprocessed metals sellers and major transportation routes have a competitive advantage because of the significance of freight charges relative to the value of metals. The Company's Portland yard benefits from northwestern rail, highway and water transportation routes allowing it to attract sellers from Oregon, Washington, Idaho, Montana, Utah, Nevada and Northern California. The Eugene, Grants Pass, White City and Bend yards are smaller facilities that serve as collection points from central and southern Oregon. These yards primarily use trucks and railroads to transport their products. The Oakland yard gives the Company sourcing capability in the San Francisco Bay area, the fifth largest metropolitan region in the country. The Sacramento, Fresno, and Reno yards are smaller facilities that serve as collection points for unprocessed metals from the central valley of California and Western Nevada and are served by rail and trucks. The Company's Tacoma yard, along with its Anchorage, Alaska yard collects unprocessed metals from Seattle and the entire Puget Sound area as well as from throughout Washington, Montana, Idaho, Alaska, and Western Canada. Product is shipped and received via rail, truck and water (e.g. ship or barge). No single supplier accounted for more than 5% of the unprocessed metals purchased by the Company during the last fiscal year.

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

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)


The Portland and Oakland facilities each operate a large auto shredder capable of processing up to 1,500 tons of metal per day. In fiscal 2000, the Tacoma facility completed the installation of a state-of-the-art shredder capable of shredding over 2,000 tons per day. These shredders reduce automobile bodies and other light gauge sheet metal into fist-size pieces of shredded recycled metal. The shredded material is then carried by conveyor under magnetized drums, which attract the ferrous recycled metal and separate it from the nonferrous metals and other material (fluff) found in the shredded material, resulting in a relatively pure and clean shredded steel product. The nonferrous metal and fluff then pass through a separator that removes the fluff. In Oakland, the nonferrous metals are further processed using a sink float method to separate aluminum from other metals based on the differences in their specific gravities. The remaining nonferrous metals are either hand sorted and graded before being sold or sold unsorted. During fiscal 2000, the Portland yard installed a new indoor nonferrous sorting line, which allows for greater recovery of high value nonferrous products.

The new shredder at the Tacoma facility has significantly expanded the processing capacity at that site. Additionally, this new shredder is designed to provide a denser product which can be more efficiently used by steel mills and to handle materials which, in the past, could not have been shredded. During fiscal 2001, the Company will spend $1.0 million upgrading its Tacoma nonferrous sorting capabilities to increase the capacity and improve the nonferrous recovery from the automobile shredding process.

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

COMPETITION. The Company competes for both the purchase of unprocessed metals from suppliers and the sale of processed recycled metals to finished steel producers. Competition for unprocessed metals purchased in the Metals Recycling Business' markets comes primarily from larger, well financed competitors like LMC Metals, a division of Simsmetal USA Corporation, headquartered in Richmond, California, and those who buy product on the behalf of mills such as recycled metals broker, David J. Joseph Company. Other competitors include smaller metals yards and dealers, and steel producers such as Oregon Steel Mills, Inc., Nucor Corporation and Birmingham Steel Corporation (Salmon Bay Steel) who buy recycled metals directly. The Company also competes with smaller, regional shredder operators and dealers who can impact prices and volumes of certain commodities in smaller geographic areas. The predominant competitive factors impacting the Company's recycled metals sales and its ability to obtain unprocessed metals are price, including shipping costs, availability, reliability of service and product quality.

The Company competes with a number of U.S. and foreign recycled metals processors for export sales. Price, including shipping costs, and availability are the most important competitive factors, but reliability and quality are also important. During the last year, the Company has experienced increasing competition from countries that were part of the former Soviet Union. The quality of their product is generally good and their pricing is generally aggressive, as they tend to operate for the generation of cash flow versus focusing on traditional income and return on investment theory. However, these countries often lack the infrastructure needed to guarantee time of delivery. The Company believes that its size and locations allow it to compete effectively with other U.S. and foreign metals recyclers.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)

SEASONALITY. The Company makes a number of large ferrous metals shipments to foreign steel producers each year. The Company's control over the timing of shipments is limited by customers' requirements, shipping schedules and other factors. Variations in the number of shipments from quarter to quarter result in fluctuations in quarterly revenues, earnings, and inventory levels.

BACKLOG. On August 31, 2000, the Company's Metals Recycling Business had a backlog of firm orders of $18.4 million, as compared to $14.9 million on August 31, 1999. All of the backlog on August 31, 2000 was related to export shipments.

JOINT VENTURES

The Company has invested in certain joint ventures which process and sell recycled metals to third parties and other joint ventures that supply unprocessed metals to the Company's operations and other metals buyers. The Hugo Neu joint ventures recognized revenues of $437.7 million in fiscal 2000 and $295.1 million in fiscal 1999. The Pick-N-Pull joint venture recognized revenues of $34.9 million in fiscal 2000 and $29.7 million in fiscal 1999. Other joint ventures recognized revenues of $29.6 million in fiscal 2000 and $24.8 million in fiscal 1999.

I.       JOINT VENTURES IN THE METALS RECYCLING BUSINESS

The Company owns interests in five joint ventures that are engaged in buying, processing, and selling primarily ferrous metal. The Company is a 50% partner in four of these joint ventures and is a 30% partner in a smaller joint venture located in Rhode Island. These joint ventures process and sell approximately 2.8 million long tons of ferrous metals per year. Through these joint ventures, the Company participates in the management of 28 metals collection and processing facilities, including export terminals in Los Angeles, California, Everett, Massachusetts, Portland, Maine, Providence, Rhode Island and Jersey City, New Jersey and 23 feeder yards. At the feeder yards metal is collected, processed and then transported to one of the joint venture's export terminals for subsequent sale or sold directly to domestic purchasers. The Company also owns a 50% interest in three smaller joint ventures in the Western United States.

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

It is anticipated that during fiscal 2001, the export terminal in New Jersey will begin a dredging project on a private channel adjacent to the terminal as well as a small portion of the Hudson River. The project is expected to provide the Company's New Jersey joint venture with numerous benefits that include increasing the depth of water in the private channel, which will allow export ships to be loaded entirely alongside the export yard. Currently, export ships can only load a portion of their cargoes alongside the yard due to the channel's depth and the balance of the cargo has to be loaded by shuttling barges between the export yard and the ship anchored in the bay. The elimination of the shuttle system and the related "double handling" is expected to significantly reduce loading costs at this yard.
It is anticipated that a significant portion of the dredging costs will be financed by a low interest, long-term bond partially supported by local governmental agencies.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)

COMPETITION. The predominant competitive factors which impact the joint ventures' ability to obtain unprocessed metals as a raw material and recycled metals sales are price, including shipping costs, availability, reliability of service and product quality. See Competition in the Metals Recycling Business section of this report.

II.      JOINT VENTURE SUPPLIERS OF METALS

The Company is a 50% partner in a joint venture, which operates sixteen self-service used auto parts yards in central California and the Bay Area, two yards in Texas, and one yard each in Nevada, Utah, Illinois, and Indiana. Customers purchase parts that they remove themselves from wrecked automobiles purchased by the joint venture and displayed in its yards. The Company then has a right of first refusal to purchase the picked over car bodies, at prices that approximate market, for shredding at the Oakland metals recycling operation. During fiscal 2000, the Company purchased substantially all the car bodies generated in California by this joint venture.

The Company is also a 50% partner in a joint venture operating out of Richmond, California which is an industrial plant demolition contractor. The joint venture dismantles industrial plants, performs environmental remediation, resells any machinery or pieces of steel that are salvaged from the plants in a usable form, and sells other recovered metals, primarily to the Company. During fiscal 2000, the Company purchased substantially all of the ferrous metals generated by this joint venture.

The Company purchased 236,400 and 195,700 long tons of ferrous metals from its joint ventures in fiscal 2000 and 1999, respectively. Terms are negotiated at arms-length between the Company and the other partners to the joint ventures.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)

STEEL MANUFACTURING BUSINESS

The Company's Steel Manufacturing Business is conducted by its wholly owned subsidiary, Cascade Steel Rolling Mills, Inc., located in McMinnville, Oregon (approximately 45 miles southwest of Portland). The Steel Manufacturing Business' mini-mill was established in 1968 and acquired by the Company in 1984.

PRODUCTS AND MARKETING. The Steel Manufacturing Business produces rebar, merchant bar, wire rod, coiled rebar and specialty products such as studded fence posts, grape stakes and special sections. Sales of these products during the last five fiscal years were as follows:

                                                               YEAR ENDED AUGUST 31,
                         ------------------------------------------------------------------------------------------------
                              2000                 1999                 1998               1997                1996
                         ---------------     ----------------    ----------------    ---------------     ----------------
                         Sales   Vol.(1)     Sales    Vol.(1)    Sales    Vol.(1)    Sales   Vol.(1)     Sales    Vol.(1)
                         -----   -------     -----    -------    -----    -------    -----   -------     -----    -------
                                                     (dollar amounts in millions)

Rebar                   $ 86.5       308    $ 98.3        340   $101.9        325     $104.9     341      $ 98.7      321

Merchant bar              38.8       117      37.4        113     46.2        123       43.1     117        35.5       95

Wire rod                  47.0       186      13.9         59     11.3         37        4.6      15

Coiled rebar               8.3        28       6.9         22      6.0         18        1.7       5

Specialty products        11.8        27      16.2         37     22.0         50       28.1      68        25.8       60
                       -------       ---     -----        ---   ------        ---     ------     ---      ------      ---

        Total           $192.4       666    $172.7        571   $187.4(2)     553     $182.4(2)  546      $160.0      476
                       =======       ===     =====        ===   ======        ===     ======     ===      ======      ===

(1)  In thousands of short tons (2,000 pounds).
(2) Does not include billet sales of $4.0 million in 1998 and $1.3 million in 1997.

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

The Company's installation of a rod block and finishing equipment at Rolling Mill #2 for the rolling of wire rod and coiled rebar was completed in February 1997. Demand for wire rod and coiled rebar on the West Coast has traditionally been filled by suppliers outside of the region (both domestic and foreign), creating what the Company believes to be an attractive opportunity to capture market share and enhance profitability. The addition of the new bar mill, with its ability to produce the Steel Manufacturing Business' existing cut-to-length rebar products, has permitted the Company to increase its production of higher-margin merchant bar products at Rolling Mill #1 and also increased the Company's flexibility to adjust its product mix among rebar, merchant bar and wire rod products to respond to relative demand and price conditions among those products. In the summer of 2001, the Company will begin the installation of a static var compensator which, when completed by the end of calendar 2001, will provide a more uniform electric power supply for the steel manufacturing process. This enhancement is expected to increase efficiency and production in the billet making process which will allow the Steel Manufacturing Business to take advantage of the greater efficiencies gained at Rolling Mill #2.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)

The Steel Manufacturing Business sells directly from its plant in McMinnville, Oregon and from its distribution centers located in El Monte (Los Angeles area), and Stockton, California. The distribution centers facilitate sales by holding a ready inventory of products close to major customers for just-in-time delivery. The Steel Manufacturing Business communicates regularly with major customers to determine their anticipated needs and plans its rolling mill production schedule accordingly. The Steel Manufacturing Business also produces and inventories a mix of products forecasted to meet the needs of other customers. Shipments to customers are made by common carrier, either truck or rail.

During fiscal 2000, the Steel Manufacturing Business sold its steel products to approximately 500 customers primarily located in the 10 western states. In that period, approximately 45% of the Steel Manufacturing Business' sales were made to customers in California. The Steel Manufacturing Business' customers are principally steel service centers, construction industry subcontractors, steel fabricators, and major farm and wood product suppliers.

The Steel Manufacturing Business' 10 largest customers accounted for approximately 56% of its revenues during fiscal 2000. A single customer, Davis Wire Corp., accounted for 15% of the Company's consolidated revenues.

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

ENERGY SUPPLY. Electricity and natural gas represented approximately 6% and 2%, respectively, of the Steel Manufacturing Business' cost of goods sold in the year ended August 31, 2000.

The Steel Manufacturing Business purchases hydroelectric power from McMinnville Water & Light Company (McMinnville), a municipal utility, and is McMinnville's largest customer. McMinnville obtains power from the Bonneville Power Administration (BPA) at the lowest cost available from BPA and then resells it to the Steel Manufacturing Business at its cost plus a fixed charge per kilowatt hour and a 3% city surcharge. In fiscal 2000, the Steel Manufacturing Business paid an average of $.03 per kilowatt hour used. The favored rate McMinnville obtains from BPA is for firm power; therefore, the Steel Manufacturing Business is not forced to sacrifice the reliability of its power supply for a lower interruptible power rate as is the case with certain other mini-mills. The contract with McMinnville expires June 30, 2001. Rates are anticipated to increase 7% on the future contract.

The Steel Manufacturing Business purchases natural gas for use in the reheat furnaces from IGI Resources of Boise, Idaho, pursuant to a contract that obligates the business to purchase minimum amounts of gas at a fixed rate or pay a demand charge. The contract expires on October 31, 2002. Rates for fiscal 2001 will increase approximately 30% compared with fiscal 2000. All natural gas used by the Steel Manufacturing Business must be transmitted by a single pipeline owned by Northwest Natural Gas Company (Northwest) that also serves local residential customers of Northwest. To protect against interruptions in gas supply, the Steel Manufacturing Business maintains stand-by propane gas storage tanks, which have the capacity to hold enough gas to operate one of the rolling mills for at least three days without refilling.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)

MANUFACTURING OPERATIONS AND EQUIPMENT. The Steel Manufacturing Business' melt shop includes a 100-ton capacity electric-arc furnace and a five-strand continuous billet caster. The melt shop is highly computerized and automated. The 100-ton capacity of the furnace accommodates larger, less expensive grades of scrap, resulting in recycled metals cost savings. Energy savings result in part from efficiencies of the larger furnace, but also as a result of post-combustion equipment added to the furnace in 1995. This technology injects oxygen into the furnace during melting operations which creates energy by combusting carbon monoxide. The melt shop also has enhanced steel chemistry refining capabilities, permitting the mill to produce higher margin products using special alloy quality grades of steel not currently produced by other mills on the West Coast, including the steel grades required for wire rod.

During fiscal 2000, 1999 and 1998, the melt shop produced 631,000, 628,000 and 611,000 tons of billets, respectively. The melt shop operates 24 hours a day, seven days a week, except for one six-to-ten hour period each week in which it is shut down for maintenance. With the addition of the previously mentioned static var compensator, the Company anticipates that the melt shop will produce over 700,000 tons of billets per year when it is operating at capacity.

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

Rolling Mill #2, a technologically advanced 18-stand mill, was completed in February 1996. The mill is computerized, allowing for efficient synchronized operations of the rolls and related equipment. The computer controls facilitate the reconfiguration of the rolls to produce different products, thus reducing costly downtime. The computer controls include a self-diagnostic system that detects and identifies electronic and mechanical malfunctions in the mill. The Steel Manufacturing Business completed the installation of a rod block at Rolling Mill #2 in February 1997. The rod block allows the Steel Manufacturing Business to enhance its product mix through the production of coiled rebar and wire rod. In addition, the ability of Rolling Mill #2 to produce the Steel Manufacturing Business' existing cut-to-length rebar products permits it to increase its production of higher-margin merchant bar products at Rolling Mill #1 and also increases its flexibility to adjust its product mix among rebar, merchant bar and wire rod products to respond to relative demand and price conditions among other products. The Company continues to expect that Rolling Mill #2 will expand the Steel Manufacturing Business' rolling capacity, based on anticipated product mix, to about 700,000 tons annually.

The Steel Manufacturing Business' melt shop and rolling mills are each shut down for one week twice each year for comprehensive maintenance (in addition to normal weekly maintenance performed throughout the year). During these periods a significant amount of the equipment in the mills is dismantled, inspected and overhauled.

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

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)

COMPETITION. The Steel Manufacturing Business competes predominantly with the following Western U.S. steel producers for sales of rebar and merchant bar:
Birmingham Steel Corporation in Seattle, Washington; NUCOR Corporation in Plymouth, Utah; Tamco in Los Angeles, California; North Star Steel Company in Kingman, Arizona; and Chaparral Steel Company in Midlothian, Texas. The Steel Manufacturing Business also competes for sales of wire rod with the aforementioned North Star Steel Company mini-mill and an Oregon Steel Mills, Inc. plant located in Pueblo, Colorado, along with other domestic and foreign producers. Other domestic mills generally do not compete in the Steel Manufacturing Business' market area because of transportation costs. The principal competitive factors in the Steel Manufacturing Business' market are price (including freight cost), availability, quality and service. Certain of the Steel Manufacturing Business' competitors have substantially greater financial resources than the Steel Manufacturing Business. U.S. steel manufacturers have historically faced competition from foreign steel producers. During fiscal 2000, the Steel Manufacturing Business experienced significant competition from low-priced steel products imported by these Asian companies, which was a direct result of the Asian financial crisis. The competition from low-priced steel products from Asian countries is anticipated to continue into fiscal 2001. The Steel Manufacturing Business also experienced some competition from Mexican steel mills in the Southern California market during fiscal 1996 and 1997.

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

BACKLOG. The Steel Manufacturing Business generally ships products within days after the receipt of purchase orders. Backlogs are seasonal and would be larger in fiscal quarters three and four.

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

Federal and state environmental regulatory agencies have been investigating potential contamination to a portion of the Willamette River in Portland, Oregon referred to as the Portland Harbor. The Oregon Department of Environmental Quality (DEQ) has requested operating history and other information from numerous persons and entities which own or conduct operations on properties adjacent to or upland from the Portland Harbor. The DEQ has contacted Schnitzer Investment Corp. (SIC), from whom the Company leases its metals recycling and deep water terminal facility in Portland, Oregon, and requested that SIC perform a voluntary remedial investigation of that property. The DEQ has indicated that it believes that activities conducted on that property may currently be contributing, or may have in the past contributed, to the contamination of the Willamette River. SIC has agreed to perform an investigation of the property. The Company is obligated under its lease with SIC to bear all costs relating to the investigation and remediation of the property. While the cost of the investigation is not expected to be material, no estimate has been made as to the cost of remediation, if any.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)

MANUFACTURING MANAGEMENT, INC.

In conjunction with the due diligence proceedings for the Company's acquisition of Manufacturing Management, Inc. (MMI), a third-party consultant was hired to estimate the cost to cure both current and future environmental liabilities. Based on the consultant's report, MMI recorded in 1994 a reserve for the estimated cost to cure certain environmental liabilities. This reserve was carried over to the Company's financial statements and at August 31, 2000 aggregated $17.9 million.

General Metals of Tacoma, Inc. (GMT), MMI's wholly owned subsidiary, owns and operates a recycled metals facility located on the Hylebos Waterway, a part of Commencement Bay, which is the subject of an ongoing environmental investigation and remediation project by the U.S. Environmental Protection Agency (EPA) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). GMT and well over 60 other parties were named potentially responsible parties (PRP's) for the investigation and cleanup of contaminated sediment along the Hylebos Waterway. GMT and five other PRP's voluntarily have entered into an Administrative Order on Consent with the EPA to fund a pre-remedial study of sediment contamination and remediation alternatives. GMT's share of the study's cost, which is in final stages of EPA review, is approximately $2 million. GMT may also be named in a claim for potential natural resource damages in Commencement Bay currently under assessment by certain government agencies and others acting as natural resource trustees.

In 1998, GMT entered into an Administrative Order on Consent with EPA pursuant to which GMT agreed to replace its bulkhead and wharf with a steel sheet pile/cement dock, including capping for inter-tidal sediments, to address potential concerns about contaminated sediments at the Hylebos Superfund site. The Company completed the replacement of the bulkhead and wharf in 1999.

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

MMI is also a named PRP at two third-party sites at which it allegedly disposed of transformers. At one site, MMI entered into a settlement under which it agreed to pay $825,000 towards remediation of the site. Remediation of the site has been completed and it is now subject to a five year monitoring program. The other site has not yet been subject to significant remedial investigation. MMI has been named as a PRP at several other sites for which it has agreed to de minimis settlements. In addition to the matters discussed above, the Company's environmental reserve includes amounts for potential future cleanup of other sites at which MMI has conducted business or has allegedly disposed of other materials.

PROLER

In 1996, prior to the Company's acquisition of Proler, Proler recorded a liability, based upon a consusltant's estimates, for the probable costs to remediate its properties. The Company carried over the aggregate reserve to its financial statements upon acquiring Proler, and $5.5 million remained outstanding on August 31, 2000. Also, Proler's joint ventures recorded additional liabilities of $4.1 million for the probable costs to remediate their properties based on the consultant's estimates.

Between 1982 and 1987, MRI Corporation (MRI), a subsidiary of Proler, operated a tin can shredding and detinning facility in Tampa, Florida. In 1989 and 1992, the EPA conducted a preliminary site investigation of this property and, in December 1996, added the site to the "National Priorities List". MRI and Proler, along with several other parties, have been named as PRPs for the site by the EPA. Additionally, Proler and/or a subsidiary have been named or identified as PRPs at several other sites. Proler included the probable costs associated with these sites in the aforementioned reserve.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)

Proler leased lands from Kennecott in Copperton, Utah between 1966 and 1992 for a detinning plant operation. Expenditures for environmental site clean-up activities at this location from fiscal 1997 through fiscal 2000 totaled $1.2 million for Proler. The site cleanup is now complete.

As part of the Proler acquisition, the Company became a fifty-percent owner of Hugo Neu-Proler Company (HNP). HNP has agreed, as part of its 1996 lease renewal with the Port of Los Angeles, to conduct a multi-year, phased remedial clean-up project involving certain environmental conditions on its metals recycling facility at its Terminal Island site in Los Angeles, California, to be completed by the year 2001. Remediation will include limited excavation and treatment of contaminated soils, paving, installation of a stormwater management system, construction of a noise barrier and perimeter wall around the facility, and groundwater monitoring. The probable costs to remediate this property are included in the aforementioned reserve.

Metals Recycling LLC (Metals) is a scrap metals processing business with locations in Rhode Island and Massachusetts. The members of Metals are one of the Company's Proler joint ventures and Metals Recycling, Inc. On June 9, 1999, the Rhode Island Department of Environmental Management (DEM) issued a Notice of Violation (NOV) against Metals, alleging Metals had violated federal and state regulations relating to the storage, management, and transportation of hazardous waste. DEM imposed an administrative penalty of $718,000. Metals has filed an answer to the NOV in which it denied the allegations and requested an adjudicatory hearing. In July 1999, the DEM issued a NOV to Rhode Island Resource Recovery Corporation (RIRRC), which included a civil penalty of $308,000, relating to the alleged disposal of hazardous waste by Metals at a landfill operated by RIRRC. Metals and RIRRC have denied the DEM's allegations. RIRRC has requested an adjudicatory hearing. Pursuant to an Alternative Coverage Disposal Agreement between RIRRC and Metals, Metals has agreed to defend and indemnify RIRRC with regard to the NOV.

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

METALS RECYCLING BUSINESS

After the shredding of automobile bodies and the separation of ferrous and salable nonferrous metals, the remaining auto shredder residue ("fluff") must be managed. State and federal standards prescribe fluff sampling protocols which require representative samples of fluff to be analyzed to determine if they are likely to leach heavy metals, PCBs or other hazardous substances in excess of acceptable levels. Fluff from the Company's metals recycling operations in Oakland and Tacoma undergo an in-line chemical stabilization treatment prior to its beneficial use as an alternative daily landfill cover.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)

STEEL MANUFACTURING BUSINESS

Cascade Steel Rolling Mills, Inc.'s steel mini-mill generates electric arc furnace (EAF) dust, which is classified as a hazardous waste by the EPA because of its zinc and lead content. Currently, a majority of the EAF dust is shipped to a firm in the United States that applies a treatment which allows the EAF dust to be delisted as hazardous so it can be disposed of as a non-hazardous, solid waste. The remaining volume of the Company's EAF dust is exported, pursuant to an annually renewable export license, to a secondary smelter in Mexico that recycles EAF dust to produce commercial grade zinc and lead.

The Steel Manufacturing Business' mini-mill operating permit under Title V of the Clean Air Act Amendment of 1990, which governs certain air quality standards, was issued in 1998 and expires in April 2003. The mini-mill is currently permitted to melt up to 900,000 tons of recycled metals per year and produce finished steel products totaling 450,000 tons for Rolling Mill #1 and 525,000 tons for Rolling Mill #2.

As the mini-mill's production grows beyond current levels, the Steel Manufacturing Business has anticipated that it would need to enhance its existing facilities to properly control increased emissions in order to remain in compliance with the operating permit. To meet that need, the Steel Manufacturing Business is currently installing an additional baghouse that is expected to control the emissions' growth. The installation will be completed in the Spring of 2001, at a cost of $0.6 million.

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

The Company believes that it is in material compliance with currently applicable environmental regulations as discussed above and, except as discussed above, does not anticipate any substantial capital expenditures for new environmental control facilities during fiscal 2001 or 2002.

EMPLOYEES

As of August 31, 2000, the Company had 1,112 full-time employees, consisting of 446 employees at the Company's Metals Recycling Business, 597 employees at the Steel Manufacturing Business, and 69 corporate administrative employees. Of these employees, 720 are covered by collective bargaining agreements with twelve unions. The Steel Manufacturing Business' contract with the United Steelworkers of America covers 452 of these employees and expires on April 1, 2005. The Company believes that its labor relations generally are good.

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

The following metals recycling operations are all located on sites owned by the Company or subsidiaries:

                  LOCATION                          ACREAGE OWNED AT SITE
                  --------                          ---------------------
                  Oakland, CA                                33
                  Tacoma, WA                                 26
                  Fresno, CA                                 17
                  Eugene, OR                                 11
                  Grants Pass, OR                             5
                  White City, OR                              4
                  Bend, OR                                    3


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


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended August 31, 2000.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)

ITEM 4(a).        EXECUTIVE OFFICERS OF THE REGISTRANT


Name                          Age                             Office
----                          ---                             ------
Leonard Schnitzer             76                 Chairman of the Board and Chief Executive Officer

Robert W. Philip              53                 President

Kenneth M. Novack             54                 Executive Vice President

Gary Schnitzer                58                 Executive Vice President - California Metals Recycling Business

Barry A. Rosen                55                 Vice President - Finance and Treasurer

Kurt C. Zetzsche              61                 President of Steel Manufacturing Business

Terry L. Glucoft              52                 Vice President - Domestic Trading

Kelly E. Lang                 39                 Vice President - Corporate Controller

Edgar C. Shanks               52                 Vice President - Taxation



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

         BARRY A. ROSEN has been Vice President-Finance, Treasurer, and Chief Financial Officer of the Company since 1982.

         KURT C. ZETZSCHE joined the Company in February 1993 as President of the Steel Manufacturing Business. Mr. Zetzsche has been in the steel production business since 1966. From 1990 to February 1993, he was President of Tennessee Valley Steel, a mini-mill steel producer. From 1976 to 1989, he was President of Knoxville Iron Co., also a mini-mill steel producer.

         TERRY L. GLUCOFT joined the Company in February 1985 and has held a number of management positions within the Metals Recycling Business, the latest of which is Vice President of Domestic Trading where he overseas the Northwest recycled metals operations. Prior to joining Schnitzer Steel, Mr. Glucoft was employed by Judson Steel Company, a steel mini-mill in California from 1979 to 1985.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART I (CONTINUED)

         KELLY E. LANG joined the Company in September 1999 as Vice President-Corporate Controller. From 1996 to September 1999 he was employed by Tektronix Inc. in various financial capacities, the last of which was Vice President, Finance for Tektronix Inc.'s Color Printing and Imaging Division. From 1994 to 1996, he was Treasurer of Crown Pacific Partners, LP. Mr. Lang was also a CPA with Price Waterhouse LLP.

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

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

                                     PART II


ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                  MATTERS

The Company's Class A Common Stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol SCHN. The approximate number of shareholders of record on September 30, 2000 was 96. The stock has been trading since November 16, 1993. The following table sets forth the high and low prices reported at the close of trading on the Nasdaq Stock Market and the dividends paid per share for the periods indicated.


                                                               Fiscal Year 2000
                                      -----------------------------------------------------------------
                                      High Price              Low Price             Dividends Per Share
                                      ----------              ---------             -------------------
         First Quarter                $  19.88                $  13.25              $       .05
         Second Quarter                  20.56                   14.13                      .05
         Third Quarter                   19.06                   13.81                      .05
         Fourth Quarter                  18.13                   14.00                      .05



                                                               Fiscal Year 1999
                                      -----------------------------------------------------------------
                                      High Price              Low Price             Dividends Per Share
                                      ----------              ---------             -------------------
         First Quarter                $  18.75                $  11.13              $       .05
         Second Quarter                  18.50                   13.00                      .05
         Third Quarter                   17.38                    9.00                      .05
         Fourth Quarter                  23.00                   14.75                      .05


                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART II (CONTINUED)

ITEM 6.           SELECTED FINANCIAL DATA


                                                                        Year Ended August 31,
                                                   -------------------------------------------------------------------
                                                   2000          1999 (4)       1998 (4)      1997 (4) (1)    1996 (4)
                                                   ----          ----           ----          ----            ----
                                                       (In millions, except per share, per ton and shipment data)
INCOME STATEMENT DATA:
    Revenues                                      $333.8         $265.0          $353.1          $361.7         $339.3
    Cost of goods sold and other
       operating expenses                         (296.6)        (240.9)         (311.8)         (313.4)        (291.5)
    Selling and administrative                     (26.5)         (23.7)          (24.1)          (22.8)         (20.5)
    Income from joint ventures                       4.5            3.5             4.1             6.9            3.3
                                                 -------        -------          ------          ------        -------
    Income from operations                          15.2            3.9            21.3            32.4           30.6
    Interest expense                                (7.4)          (7.0)           (6.8)           (5.0)          (3.8)
    Other income (expense)                           3.2            4.5            (1.5)            4.6            1.7
                                                  ------         ------         -------          ------        -------
    Income before income taxes                      11.0            1.4            13.0            32.0           28.5
    Income tax provision                           ( 0.6)         ( 0.8)          ( 4.9)          (10.9)          (9.1)
                                                 -------       --------         -------         -------         ------
    Net income                                   $  10.4       $    0.6         $   8.1         $  21.1        $  19.4
                                                 =======       ========         =======         =======        =======

    Basic earnings per share                     $  1.07        $  0.06          $ 0.81         $  2.05        $  2.10
                                                 =======        =======          ======         =======        =======
    Diluted earnings  per share                  $  1.06        $  0.06          $ 0.80         $  2.04        $  2.09
                                                 =======        =======          ======         =======        =======

    Dividends per common share                   $  0.20        $  0.20          $ 0.20         $  0.20        $  0.20
                                                 =======        =======          ======         =======        =======

OTHER DATA:
    Shipments (in thousands)(2):
       Ferrous recycled metal (tons)               1,506          1,224           1,435           1,518          1,479
       Nonferrous (pounds)                        96,207         74,497          69,061          64,473         60,889
       Finished steel products (tons)(3)             666            571             553             546            476

    Average selling price:
       Ferrous recycled metal (per ton)(2)       $    95        $    83         $   122         $   127        $   146
       Nonferrous (per pound)                       0.40           0.35            0.40            0.43           0.42
       Finished steel products (per ton)(3)          289            303             339             334            336


    Depreciation and amortization                $  18.4        $  17.7         $  18.7         $  18.3        $  14.0
    Capital expenditures                            10.7           12.0            14.2            15.5           44.6



                                                                             August 31,
                                                   -----------------------------------------------------------------
                                                   2000            1999           1998            1997          1996
                                                   ----            ----           ----            ----          ----
                                                                           (In millions)
BALANCE SHEET DATA:
    Working capital                               $ 79.9         $ 93.4          $114.6          $109.7         $ 97.3
    Total assets                                   426.3          446.4           474.8           432.8          342.4
    Short-term debt                                  0.2            0.4             0.2             0.4            0.2
    Long-term debt                                  93.1          119.8           140.2            92.9           44.5
    Shareholders' equity                           248.4          240.3           244.9           243.9          228.7


                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART II (CONTINUED)

(1) Includes the results of operations of Proler International Corp. from November 29, 1996 through August 31, 1997.
(2) Tons for ferrous recycled metals are long tons (2,240 pounds) and for finished steel products are short tons (2,000 pounds).
(3) Does not include billet sales of $4.0 million in 1998 and $1.3 million in 1997.
(4) In the first quarter of fiscal 2000, the Company changed its method of accounting for recycled metals inventories from Last-In, First-Out
         (LIFO) to First-In, First-Out (FIFO). See Note 2 to the consolidated financial statements. The effect of the accounting change on net income as previously reported is as follows (in millions, except per share amounts):


                                                                      Fiscal
                                                ---------------------------------------------------
                                                1999             1998            1997          1996
                                                ----             ----            ----          ----
      EFFECT ON:
          Net income                           $  (2.8)         $  (1.3)        $  (0.1)      $  (1.3)
          Basic earnings per share             $ (0.28)         $ (0.13)        $ (0.01)      $ (0.14)
          Diluted earnings per share           $ (0.28)         $ (0.13)        $ (0.01)      $ (0.13)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The results of operations of the Company depend in large part upon demand and prices for recycled metals in world markets and steel products on the U.S. West Coast. For example, increasing steel demand and prices led to improved profitability during the period of fiscal 1995 through fiscal 1997. However, primarily due to the Asian financial crisis, which severely curtailed demand and decreased prices, fiscal 1998 and 1999 results for the Metals Recycling Business were negatively impacted. During fiscal 2000, the Company saw demand for recycled metal rise, but unusually large supply became available in certain of the countries that were part of the former Soviet Union, which held prices down. In addition domestic demand for finished steel products was strong, but lower cost imports, primarily from Asia, caused average prices to generally decline.

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


                                                                          Revenues
                                                                    Year Ended August 31,
                                                             -----------------------------------
                                                                        (In millions)
                                                             2000            1999           1998
                                                             ----            ----           ----
Metals Recycling Business:
    Ferrous                                                  $141.8          $101.7         $175.3
    Nonferrous                                                 38.8            26.0           27.3
    Other                                                       7.8             9.4           15.3
                                                             ------          ------         ------
    Recycled metals total                                     188.4           137.1          217.9
    Sales to the Steel Manufacturing Business(1)              (47.0)          (44.8)         (56.2)
                                                             ------          ------         ------
    Sales to Unaffiliated Customers                           141.4            92.3          161.7

Steel Manufacturing Business                                  192.4           172.7          191.4
                                                             ------          ------         ------
    Total                                                    $333.8          $265.0         $353.1
                                                             ======          ======         ======


                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART II (CONTINUED)


                                                             Income (Loss) from Operations
                                                                  Year Ended August 31,
                                                             -----------------------------
                                                                     (In millions)
                                                             2000          1999             1998
                                                             ----         -----             ----

Metals Recycling Business                                $ 12.9          $ (0.1)         $ 14.3
Steel Manufacturing Business                                7.2             6.6             9.8
Joint Ventures in the Metals Recycling Business             2.2             1.4             0.8
Joint Venture Suppliers of Metals                           2.3             2.1             3.3
Corporate Expense (2)                                      (8.4)           (7.0)           (6.8)
Intercompany Eliminations                                  (1.0)            0.9            (0.1)
                                                         ------          ------          ------
    Income  from Operations                              $ 15.2          $  3.9          $ 21.3
                                                         ======          ======          ======


(1) Ferrous recycled metal sales from the Metals Recycling Business to the Steel Manufacturing Business are made at a negotiated rate per ton that is intended to approximate market.

(2) Corporate expense consists primarily of unallocated corporate expense for services that benefit both the Metals Recycling Business and the Steel Manufacturing Business. Because of this unallocated expense, the income from operations of each segment does not reflect the income from operations the segment would have as a stand-alone business.


FISCAL 2000 COMPARED TO FISCAL 1999

REVENUES. Revenues for both the Metals Recycling Business and the Steel Manufacturing Business increased resulting in an overall improvement in consolidated revenues of $68.8 million to $333.8 million for fiscal 2000 compared with fiscal 1999. The strengthening Asian economies had a particularly positive impact on volume and prices for the Metals Recycling Business in fiscal 2000.

The Metals Recycling Business generated revenues of $188.4 million, before intercompany eliminations, an increase of $51.3 million (37%). Ferrous revenues increased $40.1 million (39%) to $141.8 million as a result of both higher volumes and higher average selling prices, both of which were primarily caused by the rebounding Asian economies. Ferrous volumes increased 282,000 tons (23%) while the average selling price of ferrous recycled metal increased $12 per ton (14%) to $95 per ton. The Metals Recycling Business made export shipments aggregating 761,000 tons during fiscal 2000 compared with export shipments totaling 491,000 tons during the prior year. Domestic third-party tonnage increased by 27% to 247,000 tons. Sales to the Company's Steel Business decreased by 8% to 498,000 tons. Nonferrous revenues increased $12.8 million (49%) to $38.8 million due to higher volumes and higher average selling prices. Increased exports and a strong domestic market were primarily responsible for the nonferrous improvements, as well as the Metals Recycling Business' ability to produce more nonferrous products. Nonferrous volumes increased 21.7 million pounds (29%) and the average selling price increased $0.05 per pound (14%).

The Steel Manufacturing Business recognized revenues for fiscal 2000 of $192.4 million, an increase of 11% from revenues recognized in the prior year. Although the volume of finished steel products sold increased, the average selling price per ton declined. Sales of finished steel products increased 17% to 666,000 tons as strong demand enabled the Company to substantially increase production and sales of wire rod products. However, the average selling price declined $14 per ton (5%) to $289 per ton. The decline in average selling prices is primarily attributable to the dumping of lower priced steel products by Asian companies on the West Coast. The decline in the average selling price is also partially due to a change in product mix. During fiscal 2000, the Steel Manufacturing Business shipped proportionately more lower-priced products (principally wire rod) than in the prior year.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART II (CONTINUED)

COST OF GOODS SOLD. Consolidated cost of goods sold increased $55.7 million (23%) to $296.6 million and decreased as a percentage of revenues to 89%, compared with 91% in fiscal 1999. Gross profit increased by $13.1 million (54%) to $37.2 million.

The Metals Recycling Business' cost of goods sold increased $37.1 million to $161.0 million before intercompany eliminations. Cost of sales per ferrous ton increased due to increased foreign demand for processed metal that directly impacted the demand for and cost of unprocessed metals. The increase in the cost of unprocessed metal was more than offset by the increase in the average selling price increasing gross profit $5.0 million compared with the previous fiscal year. Income from operations for fiscal 2000 increased $13.0 million compared with fiscal 1999, primarily due to the stronger Asian economies.

Cost of goods sold for the Steel Manufacturing Business increased $19.0 million (12%). Cost of sales per ton, excluding billets, declined by $13 per ton primarily due to increased production that spread the allocation of fixed costs over more tons. Lower average selling prices more than offset this decline in operating costs per ton, but increased sales volume resulted in a gross profit of $10.7 million which was $0.7 million higher than in fiscal 1999.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $2.8 million to $26.5 million. Of this increase, $1.6 million was due to annual salary merit increases and additional bonus accruals based on significant improvement in results during fiscal 2000. Fiscal 2000 expenses also included $0.4 million in write-offs of uncollectible debts.

INCOME FROM JOINT VENTURES. The Company's joint ventures' revenues and results of operations were as follows (in thousands):


                                                                     Year Ended August 31,
                                                                     ---------------------
                                                                     2000             1999
                                                                     ----             ----
Total revenues from external customers recognized by:
       Joint Ventures in the Metals Recycling Business             $449,783         $303,014
       Joint Venture Suppliers of Metals                             52,444           46,575
                                                                   --------         --------
                                                                   $502,227         $349,589
                                                                   ========         ========

Income from joint ventures recognized by the Company:
       Joint Ventures in the Metals Recycling Business             $  2,219         $  1,380
       Joint Venture Suppliers of Metals                              2,288            2,070
                                                                   --------         --------
                                                                   $  4,507         $  3,450
                                                                   ========         ========


The Joint Ventures in the Metals Recycling Business predominantly sell recycled ferrous metal. The increase in revenues recognized by these joint ventures is attributable to higher ferrous selling prices and an increase in tonnage shipped. Also, fiscal 2000 revenues include a full year's results of a joint venture organized in the third quarter of fiscal 1999. Shipments of ferrous metal processed by the joint ventures increased to 2.8 million tons for the year ended August 31, 2000 from 2.5 million tons in the prior year. The average selling price of ferrous recycled metal increased during that period to $108 per ton from $87 per ton, predominantly due to strengthening Asian and other foreign economies.

In fiscal 2000, the Company's equity in income from Joint Ventures in the Metals Recycling Business was adversely affected by $1.1 million to reflect the Company's share of LIFO inventory adjustments. In comparison, the results for fiscal 1999 benefited from $3.3 million of LIFO and other inventory adjustments. The Company's equity in income from the Joint Ventures in the Metals Recycling Business for fiscal 1999 included the Company's $1.4 million share of a gain recognized by one of the joint ventures from the sale of property.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART II (CONTINUED)

Both revenues and income from the Joint Venture Suppliers of Metal increased from fiscal 1999 to fiscal 2000 primarily due to higher ferrous selling prices.

INTEREST EXPENSE. Interest expense increased $0.4 million due to increased average borrowings and higher average interest rates. Average borrowings of $107.4 million in fiscal 2000 exceeded average borrowings in fiscal 1999 of $104.3 million. The average interest rate for fiscal 2000 was 6.3% compared with 5.4% for fiscal 1999.

GAIN (LOSS) ON SALE OF ASSETS. In fiscal 2000, the Company and its outside board members approved the sale of a ship leased by the Company from a related party to export recycled metal. The sale resulted in a $1.0 million loss. Fiscal 1999 results included the Steel Manufacturing Business' sale of its Union City, California mill depot, resulting in a gain of $1.2 million.

OTHER INCOME. Other income increased $1.3 million. During fiscal 2000, the Company received a $0.7 million settlement as a result of antitrust litigation related to graphite electrodes pricing. In fiscal 1999, the Company received $1.0 million related to the same antitrust settlement. Also, the Company recognized additional interest income during fiscal 2000 of $1.9 million, related to advances to joint ventures, and $0.9 million of investment income on assets related to the supplemental executive retirement plan due to strong domestic financial markets. See Note 8.

INCOME TAX PROVISION. The Company's effective income tax rate decreased to 6% in fiscal 2000 from 55% in fiscal 1999. The decrease was primarily due to lower taxable income caused by utilization of $8.6 million of net operating loss carryforwards (NOLs) that were acquired as part of the 1996 acquisition of Proler.

By acquiring Proler in 1996, the Company succeeded to $31.0 million of NOLs incurred in Proler's pre- acquisition years. Federal income tax law limits the amount of Proler pre-acquisition NOLs that can be used by the Company to $2.4 million per year. However, to the extent the respective annual limit exceeds taxable income for a taxable year, the unused excess may be carried over and used in subsequent taxable years. Previous federal tax rules limited the use of the Proler NOLs to offset taxable income only from the acquired Proler entities. The new rules now allow the Company to use the Proler NOLs to offset taxable income from all sources.

During fiscal 2000, federal income tax law changes were enacted that allow the Company somewhat greater flexibility in utilizing the Proler NOLs. These changes allowed the Company to utilize the annual limit of $2.4 million for fiscal 2000 as well as an additional $6.2 million of excess limit amounts from prior years. Subject to these annual utilization limits, the remaining $22.4 million of Proler NOLs may be used in future years until they expire at various amounts in fiscal 2007 through 2012.


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

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART II (CONTINUED)

The Steel Manufacturing Business recognized revenues for fiscal 1999 of $172.7 million, a decrease of 10% from revenues recognized in the prior year. Although the volume of finished steel products sold increased, the average selling price per ton declined. Sales of finished steel products increased 3% to 571,000 tons. However, the average selling price declined $36 per ton (11%) to $303 per ton. The Company feels that the decline in average selling prices was attributable to the dumping of lower priced steel products by Asian companies on the West Coast. The decline in the average selling price was also partially due to a change in product mix. During fiscal 1999, the Steel Manufacturing Business shipped proportionately more lower-priced products than in the prior year.

COST OF GOODS SOLD. Consolidated cost of goods sold declined $71.0 million (23%) to $240.9 million and increased as a percentage of revenues from 88% in fiscal 1998 to 91% in fiscal 1999. Gross profit declined by $17.0 million (41%) to $24.2 million.

The Metals Recycling Business' cost of goods sold decreased $66.0 million to $123.8 million before intercompany eliminations. Cost of sales per ferrous ton declined, as the Company lowered the purchase price of recycled metals at the scale in response to declining selling prices. However, because the average selling prices declined at a higher rate than the price of unprepared metal, gross profit for the Metals Recycling Business declined $14.8 million.

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

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses declined $0.4 million to $23.7 million as the Company endeavored to contain overhead costs.

INCOME FROM JOINT VENTURES. The Company's joint ventures' revenues and results of operations were as follows (in thousands):


                                                                     Year Ended August 31,
                                                                     ---------------------
                                                                     1999             1998
                                                                     ----             ----
Total revenues from external customers recognized by:
       Joint Ventures in the Metals Recycling Business          $   303,014       $  332,580
       Joint Venture Suppliers of Metals                             46,575           51,391
                                                                -----------       ----------
                                                                $   349,589       $  383,971
                                                                ===========       ==========
Income from joint ventures recognized by the Company:
       Joint Ventures in the Metals Recycling Business          $     1,380       $      823
       Joint Venture Suppliers of Metals                              2,070            3,292
                                                                -----------       ----------
                                                                $     3,450       $    4,115
                                                                ===========       ==========


                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART II (CONTINUED)

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

Both revenues and income from the Joint Venture Suppliers of Metal declined from fiscal 1998 to fiscal 1999 primarily due to severe weather conditions in California during the first part of fiscal 1999 which impacted demand and, thus, results of the Company's Pick-N-Pull joint venture. Additionally, prices received for the auto bodies by this joint venture were lower than in the prior year due to weakness in the recycled metals markets.

INTEREST EXPENSE. Interest expense increased $0.2 million due to increased average borrowings, the effect of which was partially offset by lower average interest rates. Average borrowings of $104.3 million in fiscal 1999 exceeded average borrowings in fiscal 1998 of $97.6 million. The average interest rate for fiscal 1999 was 5.4% compared with 5.8% for fiscal 1998.

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

INCOME TAX PROVISION. The Company's effective tax rate increased to 55% in fiscal 1999 from 38% in fiscal 1998. The increase was predominantly due to the lower taxable income relative to the amount of non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES.

For fiscal 2000, cash generated by operations was $35.4 million, which was comparable to $36.8 million for the same period last year. The increase in cash provided by growth in net income was largely offset by the impact of higher accounts receivable resulting from greater export demand as well as from the timing of larger export shipments and the related collection of the receivable.

Capital expenditures totaled $10.7 million, $12.0 million, and $14.2 million for fiscal years 2000, 1999, and 1998, respectively.

As part of its acquisitions of Proler and MMI, the Company assumed environmental liabilities aggregating $23.4 million as of August 31, 2000. The Company expects significant future cash outlays as it incurs the actual costs relating to the remediation of such environmental liabilities.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART II (CONTINUED)

The Company has an unsecured revolving credit agreement of $200 million. During fiscal 1998, the maturity of the facility was extended to June 2003. As of August 31, 2000, the Company also had additional lines of credit available of $50 million, which were uncommitted. In the aggregate, the Company had borrowings outstanding under these lines of $83.3 million as of August 31, 2000. The Company's debt agreements have certain restrictive covenants. As of August 31, 2000, the Company was in compliance with such covenants.

Pursuant to a stock repurchase program, the Company is authorized to repurchase up to 1.75 million shares of its stock when the market price of the Company's stock is not reflective of management's opinion of an appropriate valuation of the stock. Management believes that repurchasing shares under these conditions enhances shareholder value and helps the Company manage its targeted capital structure. As of August 31, 2000, a total of 735,800 shares had been purchased under this program. During fiscal 2000, the Company repurchased 27,200 shares of its stock for a total of $0.4 million.

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


FORWARD LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, all of which are subject to risks and uncertainties. Moreover, the Company may from time to time issue other forward looking statements. One can generally identify these forward-looking statements through the use of words such as "expect," "believe," and other words which convey a similar meaning. One can also identify these statements, as they do not relate strictly to historical or current facts. They are likely to address the Company's business strategy, financial projections and results and global factors affecting the Company's financial prospects. Examples of factors that could cause actual results to differ materially are the following: supply and demand conditions; the Company's ability to mitigate the effects of lower cost imports; fiscal policy in both the U.S. and abroad; competitive factors and pricing pressures from national steel companies; supply and availability of unprocessed metals; fluctuations in recycled metals prices; seasonality of results; and assumptions surrounding the tax provision such as the timing and use of tax credits, utilization of net operating loss carryforwards and the general profitability of the Company's operations. One should understand that it is not possible to predict or identify all factors that could cause actual results to differ from the Company's forward looking statements. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. Further, the Company does not assume any obligation to update any forward-looking statement.


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

As discussed in "Note 4 - Long-Term Debt" to the Consolidated Financial Statements included in Item 8, the Company was committed to interest rate swaps on a revolving credit facility at August 31, 2000. If market rates would have averaged 10 percent higher than actual levels in either fiscal 2000 or fiscal 1999, the effect on the Company's interest expense and net income, after considering the effects of the interest rate swaps, would not have been material.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K
                               PART II (CONTINUED)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                                                                            PAGE
                                                                                                            ----
         Report of Independent Accountants...................................................................31

         Consolidated Balance Sheet - August 31, 2000 and 1999...............................................32

         Consolidated Statement of Operations - Years ended
              August 31, 2000, 1999, and 1998................................................................33

         Consolidated Statement of Shareholders' Equity - Years ended
              August 31, 2000, 1999, and 1998................................................................34

         Consolidated Statement of Cash Flows - Years ended
              August 31, 2000, 1999, and 1998................................................................35

         Notes to Consolidated Financial Statements..........................................................36

         Schedule II - Valuation and Qualifying Accounts.....................................................53

         Report of Independent Accountants on Financial Statement Schedule...................................54


         All other schedules and exhibits are omitted, as the information is not applicable or is not required.

                        REPORT OF INDEPENDENT ACCOUNTANTS




     To the Board of Directors and Shareholders of Schnitzer Steel Industries, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Schnitzer Steel Industries, Inc. and its subsidiaries at August 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for inventory.


     PRICEWATERHOUSECOOPERS LLP
     Portland, Oregon
     September 29, 2000

                    SCHNITZER STEEL INDUSTRIES, INC.
                       CONSOLIDATED BALANCE SHEET
                (in thousands, except per share amounts)


                                                                                    August 31,
                                                                         ------------------------------------
                                                                              2000                  1999
                                                                         ---------------       --------------
                                                                                               (As adjusted)
                                                                                                 (Note 2)
                                 ASSETS
Current assets:
     Cash                                                                 $       2,407        $       6,174
     Accounts receivable, less allowance for
        doubtful accounts of $670 and $638                                       27,367               21,714
     Accounts receivable from related parties                                     1,173                1,935
     Inventories (Note 2)                                                        76,338               90,967
     Deferred income taxes (Note 6)                                               4,201                4,795
     Prepaid expenses and other                                                   3,238                3,417
                                                                         ---------------       --------------
            Total current assets                                                114,724              129,002

Net property, plant and equipment (Note 3)                                      127,262              135,814

Other assets:
     Investment in joint venture partnerships (Note 11)                         104,772              103,980
     Advances to joint venture partnerships (Note 11)                            31,764               27,754
     Goodwill                                                                    38,756               39,992
     Intangibles and other                                                        9,011                9,816
                                                                         ---------------       --------------

                                                                          $     426,289        $     446,358
                                                                         ===============       ==============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt (Note 4)                           $         192        $         436
     Accounts payable                                                            17,145               16,390
     Accrued payroll liabilities                                                  7,136                6,072
     Current portion of environmental liabilities (Note 5)                        4,866                5,154
     Other accrued liabilities                                                    5,506                7,568
                                                                         ---------------       --------------
             Total current liabilities                                           34,845               35,620

Deferred income taxes (Note 6)                                                   28,616               27,882

Long-term debt less current portion (Note 4)                                     93,134              119,826

Environmental liabilities, net of current portion (Note 5)                       18,541               19,661

Other long-term liabilities (Note 8)                                              2,723                2,996

Commitments and contingencies (Notes 5 and 7)

Shareholders' equity:
     Preferred stock--20,000 shares authorized, none issued
     Class A common stock--75,000 shares $1 par value
         authorized, 5,389 and 5,295 shares issued and outstanding                5,389                5,295
     Class B common stock--25,000 shares $1 par value
         authorized, 4,312 and 4,431 shares issued and outstanding                4,312                4,431
     Additional paid-in capital                                                 101,840              102,179
     Retained earnings                                                          136,889              128,468
                                                                         ---------------       --------------
             Total shareholders' equity                                         248,430              240,373
                                                                         ---------------       --------------

                                                                          $     426,289        $     446,358
                                                                         ===============       ==============

                The accompanying notes are an integral part of this statement

                    SCHNITZER STEEL INDUSTRIES, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
                (in thousands, except per share amounts)


                                                                           Year Ended August 31,
                                                         ------------------------------------------------------------
                                                               2000                 1999                  1998
                                                         -----------------     ----------------      ----------------
                                                                                (As adjusted)         (As adjusted)
                                                                                  (Note 2)              (Note 2)
Revenues                                                  $       333,792      $       265,047       $       353,093

Cost of goods sold and other operating expenses                   296,608              240,867               311,862
Selling and administrative expenses                                26,477               23,753                24,088
                                                         -----------------     ----------------      ----------------
Income from wholly-owned operations                                10,707                  427                17,143
Income from Joint Ventures (Note 11)                                4,507                3,450                 4,115
                                                         -----------------     ----------------      ----------------

Income from operations                                             15,214                3,877                21,258

Other income (expense):
      Interest expense                                             (7,352)              (6,971)               (6,813)
      Gain (loss) on sale of assets                                (1,156)               1,419                (2,224)
      Other income                                                  4,322                3,048                   791
                                                         -----------------     ----------------      ----------------

                                                                   (4,186)              (2,504)               (8,246)
                                                         -----------------     ----------------      ----------------

Income before income taxes                                         11,028                1,373                13,012

Income tax provision (Note 6)                                        (662)                (752)               (4,900)
                                                         -----------------     ----------------      ----------------


Net income                                                $        10,366      $           621       $         8,112
                                                         =================     ================      ================


Basic earnings per share                                  $          1.07      $          0.06       $          0.81
                                                         =================     ================      ================

Diluted earnings per share                                $          1.06      $          0.06       $          0.80
                                                         =================     ================      ================

                The accompanying notes are an integral part of this statement

                              SCHNITZER STEEL INDUSTRIES, INC.
                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                       (in thousands)



                                            Class A                  Class B
                                           Common Stock           Common Stock        Additional
                                      ----------------------------------------------   Paid-in         Retained
                                      Shares    Amount        Shares       Amount      Capital         Earnings          Total
                                      --------  -----------   --------   ----------- -------------   --------------  --------------
Balance at August 31, 1997              5,737   $    5,737      4,445    $    4,445  $    109,994    $     118,885   $     239,061

Cumulative effect on prior years of
   applying FIFO method of
   accounting (Note 2)                                                                                       4,823           4,823
Class B common stock converted
    to Class A common stock                14           14        (14)          (14)
Class A common stock repurchased         (196)        (196)                                (4,870)                          (5,066)
Net income                                                                                                   8,112           8,112
Dividends paid                                                                                              (2,007)         (2,007)
                                      --------  -----------   --------   ----------- -------------   --------------  --------------
Balance at August 31, 1998              5,555        5,555      4,431         4,431       105,124          129,813         244,923

Class A common stock repurchased         (260)        (260)                                (2,945)                          (3,205)
Net income                                                                                                     621             621
Dividends paid                                                                                              (1,966)         (1,966)
                                      --------  -----------   --------   ----------- -------------   --------------  --------------

Balance at August 31, 1999              5,295        5,295      4,431         4,431       102,179          128,468         240,373

Class B common stock converted
    to Class A common stock               119          119       (119)         (119)
Class A common stock repurchased          (28)         (28)                                  (366)                            (394)
Class A common stock issued                 3            3                                     27                               30
Net income                                                                                                  10,366          10,366
Dividends paid                                                                                              (1,945)         (1,945)
                                      --------  -----------   --------   ----------- -------------   --------------  --------------

Balance at August 31, 2000              5,389   $    5,389      4,312    $    4,312  $    101,840    $     136,889   $     248,430
                                      ========  ===========   ========   =========== =============   ==============  ==============

                The accompanying notes are an integral part of this statement

                              SCHNITZER STEEL INDUSTRIES, INC.
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (in thousands)


                                                                             Year Ended August 31,
                                                           ------------------------------------------------------------
                                                                2000                   1999                 1998
                                                           ----------------       ----------------     ----------------
                                                                                   (As adjusted)        (As adjusted)
                                                                                     (Note 2)             (Note 2)
Operations:
Net income                                                 $        10,366        $           621      $         8,112
Noncash items included in income:
     Depreciation and amortization                                  18,361                 17,716               18,714
     Deferred income taxes                                           1,328                  1,866                  333
     Equity in earnings of joint ventures                           (4,507)                (3,451)              (4,115)
     Environmental reserve reversal                                                        (1,904)
     Loss (gain) on disposal of assets                               1,156                 (1,419)               2,224
Cash provided (used) by changes in working capital:
     Accounts receivable                                            (3,247)                 5,771                2,636
     Inventories                                                    14,629                 18,007               (5,755)
     Prepaid expenses and other                                        179                  5,059               (4,852)
     Accounts payable                                                  755                 (2,729)                (400)
     Accrued payroll and other liabilities                            (998)                  (759)                 496
     Environmental liabilities                                        (288)                  (912)              (2,016)
     Other assets and liabilities                                   (2,356)                (1,067)              (2,030)
                                                           ----------------       ----------------     ----------------

Net cash provided by operations                                     35,378                 36,799               13,347
                                                           ----------------       ----------------     ----------------

Investments:
Capital expenditures                                               (10,732)               (11,986)             (14,205)
Advances to joint ventures                                          (2,148)                (3,797)             (34,198)
Investments in joint ventures                                                                 (86)             (17,104)
Distributions from joint ventures                                    1,815                  2,343                9,679
Proceeds from sale of assets                                         1,165                  4,304                3,086
                                                           ----------------       ----------------     ----------------

Net cash used by investments                                        (9,900)                (9,222)             (52,742)
                                                           ----------------       ----------------     ----------------

Financing:
Repurchase of Class A common stock                                    (394)                (3,205)              (5,066)
Issuance of Class A common stock                                        30
Dividends declared and paid                                         (1,945)                (1,966)              (2,007)
Increase in long-term debt                                                                    168               47,500
Reduction in long-term debt                                        (26,936)               (20,200)                (338)
                                                           ----------------       ----------------     ----------------

Net cash (used) provided by financing                              (29,245)               (25,203)              40,089
                                                           ----------------       ----------------     ----------------

Net (decrease) increase in cash                                     (3,767)                 2,374                  694

Cash at beginning of year                                            6,174                  3,800                3,106
                                                           ----------------       ----------------     ----------------

Cash at end of year                                        $         2,407        $         6,174       $        3,800
                                                           ================       ================     ================

           The accompanying notes are an integral part of this statement

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


NATURE OF BUSINESS

Schnitzer Steel Industries, Inc. (the Company) operates a metal processing and recycling business and, through its Cascade Steel Rolling Mills, Inc. subsidiary, a mini-mill steel manufacturing business. The Company's wholly owned recycling facilities are located in Alaska, Washington, Oregon, California and Nevada. Additionally, through joint ventures, the Company participates in the management of additional metals processing and recycling businesses in Arizona, California, Connecticut, Idaho, Illinois, Indiana, Maine, Massachusetts, Nevada, New Hampshire, New Jersey, New York, Rhode Island, Texas and Utah.

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

INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined using FIFO (first-in, first-out) and average cost methods. See Note 2.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are recorded at cost. Major renewals and improvements are capitalized. Substantially all expenditures for maintenance and repairs are charged to operations as incurred.

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

GOODWILL
Goodwill is being amortized on the straight-line basis over 40 years. At August 31, 2000 and 1999, accumulated amortization aggregated $7.4 million and $6.2 million, respectively. Goodwill is periodically reviewed by the Company for impairments where the fair value may be less than the carrying value.

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

                        SCHNITZER STEEL INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

EARNINGS PER SHARE
Basic EPS is computed based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following represents a reconciliation from basic EPS to diluted EPS (in thousands, except per share amounts):

                                                                Year Ended August 31, 2000
                                                    ----------------------------------------------------
                                                          Income           Shares            Per-share
                                                        (Numerator)     (Denominator)          Amount
                                                        -----------     -------------         ---------
                Basic EPS                                $10,366            9,725              $1.07
                Options                                                        67              =====
                                                         -------            -----
                Diluted EPS                              $10,366            9,792              $1.06
                                                         =======            =====              =====

                                                                Year Ended August 31, 1999
                                                    ----------------------------------------------------
                                                          Income           Shares            Per-share
                                                        (Numerator)     (Denominator)          Amount
                                                        -----------     -------------         ---------
                Basic EPS                                $   621            9,863               $0.06
                Options                                                        19               =====
                                                         -------            -----
                Diluted EPS                              $   621            9,882               $0.06
                                                         =======            =====               =====

                                                                Year Ended August 31, 1998
                                                    ----------------------------------------------------
                                                          Income           Shares            Per-share
                                                        (Numerator)     (Denominator)          Amount
                                                        -----------     -------------         ---------
                Basic EPS                               $ 8,112            10,048               $0.81
                Options                                                        69               =====
                                                        --------           ------
                Diluted EPS                             $  8,112           10,117               $0.80
                                                        ========           ======               =====


Options with an exercise price greater than the average market price were not included in the computation of diluted earnings per share. These options totaled 491,000 in 2000 and 523,000 in 1999.

INTEREST AND INCOME TAXES PAID
The Company paid $6.8 million, $7.0 million, and $6.5 million in interest during fiscal years 2000, 1999, and 1998, respectively. During fiscal 1999, the Company received net income tax refunds of $6.2 million, and in fiscal years 2000 and 1998, the Company paid $0.4 million and $7.4 million, respectively, in income taxes.

FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash, receivables and current liabilities in the consolidated financial statements are considered to reflect the fair value because of the short-term maturity of these instruments. The fair value of long-term debt is deemed to be the same as that reflected in the consolidated financial statements given the variable interest rates on the significant credit facilities. There are no quoted prices for the Company's investments in joint ventures accounted for on the equity method. A reasonable estimate of fair value could not be made without incurring excessive costs.

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

REVENUE RECOGNITION
The Company recognizes revenue when title transfers which typically occurs at time of shipment. In December 1999, Staff Accounting Bulletin (SAB 101) was released. This bulletin provides guidance and interpretation by the SEC regarding revenue recognition. SAB 101 is not expected to have a material impact on the Company's results of operations. The SAB will be effective in the Company's fourth quarter of fiscal 2001.


NOTE 2 - INVENTORIES:

Inventories consist of the following (in thousands):

                                                                        August 31,
                                                             --------------------------------
                                                                2000                  1999
                                                             ----------            ----------
                                                                                  (as adjusted)
Recycled metals                                                $ 23,359             $ 25,890
Work in process                                                   9,534               20,372
Finished goods                                                   29,428               29,578
Supplies                                                         14,017               15,127
                                                               --------           ----------
                                                               $ 76,338             $ 90,967
                                                               ========             ========

The production and accounting process utilized by the Company to record recycled metals inventory quantities relies on significant estimates which can be affected by weight imprecisions, moisture and other factors.

In the first quarter of fiscal 2000, the Company changed its method of accounting for recycled metals inventories from Last-In, First-Out (LIFO) to First-In, First-Out (FIFO). Given the volatility of both prices and quantities, management believes that accounting for inventories using the FIFO method better matches revenues and expenses, and therefore is preferable. In addition, the method is consistent with its other inventory pools. In accordance with Accounting Principles Board No. 20, "Accounting Changes," upon adoption, the Company retroactively restated prior periods by applying the FIFO method of accounting in prior periods. The effect of the accounting change on net income as previously reported is as follows (in thousands, except per share amounts):

                                                       Fiscal
                                               ------------------------
                                                 1999            1998
                                               --------        --------
      EFFECT ON:
      Net income                             $ (2,758)       $ (1,336)
      Basic earnings per share               $  (0.28)       $  (0.13)
      Diluted earnings per share             $  (0.28)       $  (0.13)

                      SCHNITZER STEEL INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT AND OPERATING LEASES:

Property, plant and equipment consist of the following (in thousands):

                                                                                         August 31,
                                                                                --------------------------
                                                                                  2000              1999
                                                                                --------          --------
              Machinery and equipment                                           $230,921          $218,124
              Land and improvements                                               36,471            30,517
              Buildings and leasehold improvements                                15,078            15,264
              Construction in progress                                             1,532            13,889
                                                                                --------           -------
                                                                                 284,002           277,794

              Less accumulated depreciation                                     (156,740)         (141,980)
                                                                                --------          --------

                                                                                $127,262          $135,814
                                                                                ========          ========


The Company leases certain property and equipment. The future minimum rental payments under the operating leases are (in thousands):

                                          2001               $510
                                          2002                376
                                          2003                236
                                          2004                 25
                                          2005                  6

See discussion of additional leases with related parties in Note 7.

NOTE 4 - LONG-TERM DEBT:

Long-term debt consists of the following (in thousands):

                                                                                        August 31,
                                                                                -------------------------
                                                                                  2000             1999
                                                                                --------         --------
Bank unsecured revolving credit facilities                                      $ 83,300          $109,900

Tax-exempt economic development revenue bonds due
January 2022, interest payable monthly at a variable rate
(4.35% at August 31, 2000), secured by a letter of credit                          7,700             7,700

State of Oregon loan for energy conservation equipment, secured by equipment, 6.09% fixed-rate interest, principal and interest
installments payable monthly through June 2011                                     1,874             1,994

Other                                                                                452               668
                                                                                --------          --------

Total long-term debt                                                              93,326           120,262

Less portion due within one year                                                     192               436
                                                                                --------          --------

Long-term debt less current portion                                             $ 93,134          $119,826
                                                                                ========          ========

                      SCHNITZER STEEL INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - LONG-TERM DEBT (CONTINUED):

At August 31, 2000 the Company had a $200 million unsecured revolving credit facility with its banks. Individual advances outstanding under the line bear interest at floating rates. As of August 31, 2000, such rates averaged 6.89%. Interest is payable upon maturity of each advance under the line. The facility matures in June 2003, at which time all principal amounts outstanding are due.

In February 1998, the Company entered into interest rate swap agreements with two of its banks for the purpose of managing its exposure to adverse movements in interest rates and fixing the cost of various debt instruments. The Company does not use financial instruments for trading purposes and is not a party to leveraged derivatives. Pursuant to the swap agreements, the Company exchanged its floating rate interest obligations of $50 million notional principal amount for a fixed interest obligation of 5.55% for three years. The differential paid or received on interest rate agreements is recognized as an adjustment to interest expense. This agreement expires in February 2001.

In addition to the above facility, the Company has additional unsecured lines of credit totaling $50 million, all of which is uncommitted.

The committed bank credit facilities and other borrowings contain financial covenants, including covenants related to net worth, interest coverage and leverage.

Payments on long-term debt during the next five fiscal years are as follows (in thousands):

                    2001                              $      192
                    2002                                     206
                    2003                                  83,514
                    2004                                     224
                    2005                                     233
                    Thereafter                             8,957
                                                      ----------
                                                         $93,326
                                                      ==========


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

NOTE 5 - ENVIRONMENTAL LIABILITIES:

In conjunction with the due diligence proceedings for the Company's acquisition of Manufacturing Management, Inc. (MMI) in March 1995, the Company hired an independent third-party consultant to estimate the costs to cure both current and future potential environmental liabilities. The cumulative provision for the total costs specified in the consultant's report was included in MMI's statement of operations prior to its acquisition by the Company. This reserve was carried over to the Company's balance sheet and at August 31, 2000 aggregated $17.9 million.

                      SCHNITZER STEEL INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - ENVIRONMENTAL LIABILITIES (CONTINUED):

General Metals of Tacoma (GMT), a subsidiary of MMI, owns and operates a metals recycling facility located in the State of Washington on the Hylebos Waterway, a part of Commencement Bay, which is the subject of an ongoing environmental investigation and remediation project by the U.S. Environmental Protection Agency (EPA) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). GMT and well over 60 other parties were named potentially responsible parties (PRP) for the investigation and clean up of contaminated sediment along the Hylebos Waterway. GMT and five other PRPs voluntarily have entered into an Administrative Order on Consent with the EPA to fund a pre-remedial study of sediment contamination and remediation alternatives. GMT's share of the study, which is now completed, is approximately $2 million and is included in the reserve above. Any further potential liabilities, if any, cannot be estimated at this time.

In 1996, prior to the Company's acquisition of Proler International Corp. (Proler), the Company engaged an independent third-party consultant to estimate the costs to cure present and future environmental liabilities related to Proler's wholly owned and joint venture properties. Proler recorded a liability of $8.6 million for the probable costs to remediate its wholly owned properties based upon the consultant's estimates, increasing its environmental reserve to $9.8 million. The Company carried over the aggregate reserve to its financial statements upon acquiring Proler and $5.5 million remained outstanding on August 31, 2000. Also, Proler's joint ventures recorded additional liabilities of $4.1 million for the probable costs to remediate their properties, based upon the consultant's estimates, in 1996 prior to the Company's acquisition of Proler.

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

Metals Recycling LLC (Metals) is a scrap metals processing business with locations in Rhode Island and Massachusetts. The members of Metals are one of the Company's Proler joint ventures and Metals Recycling, Inc. On June 9, 1999, the Rhode Island Department of Environmental Management (DEM) issued a Notice of Violation (NOV) against Metals alleging Metals had violated federal and state regulations relating to the storage, management, and transportation of hazardous waste and imposed an administrative penalty of $0.7 million. Metals has filed an answer to the NOV in which it denied the allegations and requested an adjudicatory hearing. In July 1999, the DEM issued a NOV to Rhode Island Resource Recovery Corporation (RIRRC), which included a civil penalty of $0.3 million, relating to the alleged disposal of hazardous waste by Metals at a landfill operated by RIRRC. Metals and RIRRC have denied the DEM's allegations. RIRRC has requested an adjudicatory hearing. Pursuant to an Alternative Coverage Disposal Agreement between RIRRC and Metals, Metals has agreed to defend and indemnify RIRRC with regard to the NOV.

                      SCHNITZER STEEL INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - ENVIRONMENTAL LIABILITIES (CONTINUED):

In January of 1999, federal and state officials searched Metal's Johnston, Rhode Island and Worcester, Massachusetts facilities. Metals has been advised that the search was part of a state criminal investigation into possible violations of state and federal hazardous waste programs and a Rhode Island statute that prohibits the disposal of out-of-state solid waste at the landfill operated by RIRRC. A grand jury has been empanelled to consider the allegations. No proceedings have been commenced against Metals or its officers. The Company believes Metals has substantial defenses to the alleged violations.

During fiscal 1999, the Company engaged an independent consultant to review the Company's environmental issues and to perform a periodic assessment of its remaining potential liabilities. Based upon additional remediation investigation, certain previously established reserves were eliminated. As a result, cost of goods sold for the year ended August 31, 1999 was lowered by the $1.9 million reversal of these reserves.


NOTE 6 - INCOME TAXES:

The provision for income taxes is as follows (in thousands):

                                                                               Year Ended August 31,
                                                                   -------------------------------------------
                                                                      2000              1999           1998
                                                                   ----------         ---------       --------
               Current:
                      Federal                                      $                   $  (359)       $ 3,075
                      State                                             375                250            858
               Deferred:
                      Federal                                           296                733            853
                      State                                              (9)               128            114
                                                                    -------            -------        -------
                                                                    $   662            $   752        $ 4,900
                                                                    =======            =======        =======


Deferred tax assets and liabilities are as follows (in thousands):

                                                                                              August 31,
                                                                                      ----------------------
                                                                                        2000            1999
                                                                                      -------         -------
                   AMT carryforward                                                   $   800         $   307
                   Segment held for sale                                                 (423)           (423)
                   Inventory valuation methods                                          1,420           2,480
                   Employee benefit accruals                                            2,524           2,623
                   State income tax and other                                            (120)           (192)
                                                                                      -------         -------
                         Net current deferred tax assets                              $ 4,201         $ 4,795
                                                                                      =======         =======

                   Accelerated depreciation
                     and basis differences                                            $40,198         $38,775
                   Environmental liabilities                                           (9,363)         (9,926)
                   Net operating loss carryforwards                                    (9,479)        (10,856)
                   Other                                                                 (603)           (967)
                                                                                      -------         -------
                                                                                       20,753          17,026
                   Deferred tax asset valuation allowance                               7,863          10,856
                                                                                      -------         -------
                         Net non-current deferred tax liabilities                     $28,616         $27,882
                                                                                      =======         =======

                      SCHNITZER STEEL INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - INCOME TAXES (CONTINUED):

In acquiring Proler, the Company acquired net operating losses (NOLs) totaling $31 million and minimum tax credits of $0.7 million that had arisen in Proler's pre-acquisition years. Federal tax law limits the Company's annual use of the NOLs and credits. If the respective annual limit exceeds actual use for a taxable year, the unused NOLs or credits may be carried forward to years when they can be used. The credits may be carried forward indefinitely. The NOLs will expire in years 2007 through 2012 if not used by then.

The limit for annual use of the NOLs is $2.4 million. The benefit for the NOLs (or the credits) had been recognized in the financial statements as of August 31, 1999 because prior Federal tax law made the ultimate realization of a benefit from them uncertain. Previous federal tax rules limited the use of the Proler NOLs to offset taxable income only from the acquired Proler entities. New rules now allow the Company to use the Proler NOLs to offset taxable income from all sources. The recent changes to Federal tax law, described above, have reduced this uncertainty sufficiently to enable the Company to recognize during the year ended August 31, 2000 a tax benefit for the $8.6 million of NOLs carried forward from earlier taxable years. Benefit for the remaining $22.5 million of NOLs remains unrecognized as of August 31, 2000.

The reasons for the difference between the effective income tax rate and the statutory federal income tax rate are as follows:

                                                                                Year Ended August 31,
                                                                     ------------------------------------------
                                                                       2000            1999              1998
                                                                     --------        --------          --------

               Federal statutory rate                                  35%              35%                35%
               Foreign sales corporation                               (6)              (8)                (3)
               State taxes, net of credit                               3               21                  5
               Proler NOLs                                            (27)
               Amortization of goodwill                                 4                6                  2
               Other                                                   (3)               1                 (1)
                                                                      ---              ---                ---

                   Effective tax rate                                   6%              55%                38%
                                                                      ===              ===                ===


NOTE 7 - RELATED PARTY TRANSACTIONS:

Certain shareholders of the Company own significant interest in, or are related to owners of, the entities discussed below. As such, these entities are considered related parties for financial reporting purposes.

TRANSACTIONS AFFECTING COST OF GOODS SOLD AND OTHER OPERATING EXPENSES

The Company charters several vessels from related companies to transport recycled metal to foreign markets. Charges incurred for these charters were $9.4 million, $4.6 million, and $6.7 million for 2000, 1999, and 1998, respectively. In 1993, the Company signed a five-year time-charter agreement for one vessel which expired in June 1998. The agreement guaranteed the ship owner a residual market value of $2.5 million at the end of the time-charter. Upon expiration of the time charter, the Company paid the guaranteed residual and entered into an additional five-year time charter. The Company accounted for the transaction as a capital lease. This vessel was sold during fiscal 2000 which resulted in a $1.0 million loss. See Note 12. The Company entered into two additional seven-year time charters in May 1995 for other vessels.

                      SCHNITZER STEEL INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - RELATED PARTY TRANSACTIONS (CONTINUED):

The Company purchased recycled metals from its joint venture operations totaling $14.7 million, $11.0 million, and $15.8 million in 2000, 1999, and 1998, respectively.

The Company leases certain land and buildings from a related real estate company under operating leases. The following table summarizes the lease terms, annual rents and future minimum rents (in thousands):

                                                                  Lease                    Current
               Location:                                         Expirations              Annual Rent
               ---------                                         -----------              ------------
               Metals Recycling Business:
                   Portland facility and marine terminal            2063                   $1,112
                   Sacramento facility                              2003                       88
               Administrative offices                            2002 - 2006                  246


                                                               Minimum             Sublease           Net Minimum
                                                                Rents               Income               Rents
                                                               -------             --------           -----------
               2001                                             1,446                (26)                1,420
               2002                                             1,779                (26)                1,753
               2003                                             1,785                (26)                1,759
               2004                                             1,697                                    1,697
               2005                                             1,697                                    1,697
               Thereafter                                      93,156                                   93,156


The rent expense was $1.4 million, $1.6 million, and $1.3 million for 2000, 1999, and 1998, respectively.

The rent for the Metals Recycling Business's Portland facility will be adjusted in 2003 and every 15 years thereafter to market rates. In 2008 and every five years thereafter, except in the year of a market rate adjustment, the rent will be adjusted based on the Consumer and Producer Price Indices.

TRANSACTIONS AFFECTING SELLING AND ADMINISTRATIVE EXPENSES

The Company performs some administrative services and provides operation and maintenance of management information systems for certain related parties. These services are charged to the related parties based upon cost plus a 15% margin for overhead and profit. These administrative charges totaled $1.1 million, $1.1 million, and $1.2 million in 2000, 1999, 1998, respectively.

TRANSACTIONS AFFECTING OTHER INCOME (EXPENSE)

The vessels discussed above are periodically sub-chartered to third parties. In this case, a related shipping agency company acts as the Company's agent in the collection of income and payment of expenses related to sub-charter activities. For the years ended August 31, 2000, 1999, and 1998, charges incurred for these sub-charters aggregated $0.3 million, $3.3 million, and $3.2 million, offset by income of $0.2 million, $2.9 million, and $3.1 million, respectively.

Included in other assets are $2.2 million, $2.3 million, and $3.3 million of notes receivable from joint venture partners at August 31, 2000, 1999, and 1998, respectively. The Company records interest income on certain of these notes and advances which totaled $2.2 million, $1.5 million, and $0.9 million for fiscal years 2000, 1999, and 1998, respectively.

                      SCHNITZER STEEL INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - EMPLOYEE BENEFITS:

In accordance with union agreements, the Company contributed to union pension plans $2.3 million, $2.0 million, and $2.1 million, in fiscal 2000, 1999, and 1998, respectively. These are multi-employer plans and, consequently, the Company is unable to determine its relative portion of or estimate its future liability under the plans.

The Company has several defined contribution plans covering nonunion employees. The pension cost related to these plans totaled $1.1 million, $1.0 million, and $1.1 million for fiscal 2000, 1999, and 1998, respectively.

For some nonunion employees, the Company also maintains a defined benefit pension plan. The Company has funded the maximum contribution deductible for federal income tax purposes. The following table sets forth the change in benefit obligation, change in plan assets and funded status at August 31, 2000 and 1999 in accordance with SFAS 132 (in thousands).


                                                                      August 31
                                                                 ---------------------
                                                                  2000           1999
                                                                 -------        ------
Change in benefit obligation:
     Benefit obligation at beginning of year                    $ 6,379         $ 5,192
     Service cost                                                   698             723
     Interest cost                                                  402             364
     Actuarial loss                                                (652)            517
     Acquisition                                                      2             (16)
     Benefits paid                                                 (505)           (401)
                                                                -------         -------
     Benefit obligation at end of year                          $ 6,324         $ 6,379
                                                                =======         =======

Change in plan assets:
     Fair value of plan assets at beginning of year             $ 5,357         $ 3,879
     Actual return on plan assets                                 1,358             867
     Employer contribution                                          532           1,029
     Acquisition                                                      2             (16)
     Benefits paid                                                 (505)           (401)
                                                                -------         -------
     Fair value of plan assets at end of year                   $ 6,744         $ 5,358
                                                                =======         =======

Funded status:
     Plan assets greater (less) than  benefit obligation        $   421         $(1,021)
     Unrecognized actuarial (gain) loss                            (723)            788
     Unrecognized prior service cost                                 58              62
                                                                -------         -------
     Accrued benefit cost                                       $  (244)        $  (171)
                                                                =======         =======

                      SCHNITZER STEEL INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - EMPLOYEE BENEFITS (CONTINUED):

Assumptions used each year in determining the defined benefit net pension cost are:


                                                                             August 31,
                                                                   --------------------------------
                                                                   2000          1999          1998
                                                                   ----          ----          ----
       Weighted average discount rate                              7.0%          6.5%          7.0%
       Expected rate of investment return                          9.0%          9.0%          9.0%
       Expected rate of compensation increase                      4.0%          4.0%          4.0%


The components of net periodic pension benefit cost are (in thousands):

                                                                           Year Ended August 31,
                                                                   ---------------------------------
                                                                   2000          1999           1998
                                                                   ----          ----           ----
            Service cost                                            $698          $723          $634
            Interest cost                                            402           364           307
            Expected return on plan assets                          (512)         (409)         (363)
            Amortization of past service cost                          4             4             4
            Recognized actuarial loss                                 13            19             1
                                                                    ----          ----         -----
            Net periodic pension benefit cost                       $605          $701          $583
                                                                    ====          ====          ====


The Company has adopted a nonqualified supplemental retirement plan for certain executives. A restricted trust fund has been established and invested in life insurance policies which can be used for plan benefits, but which are subject to claims of general creditors. The trust fund and deferred compensation expense are classified as other assets. The status of this plan is summarized as follows (in thousands):

                                                                               August 31,
                                                               -------------------------------------
                                                                 2000           1999          1998
                                                               ---------     ----------    ---------
        Restricted trust fund                                    $2,421        $1,204        $  989
        Deferred compensation expense                               288           356           238
        Long-term pension liability                               1,575         1,470         1,195
        Pension cost                                                166           156           105

NOTE 9 - STOCK INCENTIVE PLAN:

The Company has adopted a stock incentive plan for employees, consultants and directors of the Company. The plan covers 1,200,000 shares of Class A common stock. All options have a ten-year term and, except for options granted in fiscal 1999, become exercisable for 20% of the shares covered by the option on each of the first five anniversaries of the grant. The options granted in fiscal 1999 became fully exercisable on the first anniversary of the grant because the Company granted them to certain employees in lieu of annual salary revisions.

                      SCHNITZER STEEL INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - STOCK INCENTIVE PLAN (CONTINUED:

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

Pro forma information for fiscal years 2000, 1999 and 1998 regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                               Year Ended August 31,
                                                                       -----------------------------------
                                                                       2000          1999             1998
                                                                       ----          -----            ----
         Risk-free interest rate                                      6.25%           5.0%            5.5%
         Dividend yield                                               .01%            .01%            .01%
         Weighted average expected life of options                  7.5 Years       7.5 Years       7.5 Years
         Volatility                                                    .47            .43              .42


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The effects on results of operations and earnings per share is not expected to be indicative of the effects on results of operations or earnings per share in future years. The Company's pro forma information follows (in thousands, except per share amounts):

                                                                             Year Ended August 31,
                                                                     -----------------------------------
                                                                     2000          1999             1998
                                                                     ----          ----             ----
         Pro forma net income (loss)                              $  8,783       $   (141)        $ 7,639

         Pro forma diluted earnings (loss) per share              $   0.90       $  (0.01)        $  0.76

                      SCHNITZER STEEL INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - STOCK INCENTIVE PLAN (CONTINUED):

A summary of the Company's stock option activity and related information is as follows (in thousands, except per share amounts):

                                                                 Year Ended August 31,
                                      ---------------------------------------------------------------------------
                                               2000                       1999                       1998
                                      ---------------------      ---------------------      ---------------------
                                                   Weighted                   Weighted                   Weighted
                                                   Average                    Average                     Average
                                                   Exercise                   Exercise                   Exercise
                                      Options        Price       Options       Price        Options        Price
                                      -------      --------      -------      --------      -------      --------
Outstanding--beginning of year            708        $19.60          523        $22.67          430        $22.33
Options granted                           230        $14.10          201        $12.00           98        $24.25
Options exercised                          (3)       $12.00
Options canceled                          (17)       $22.58          (16)       $24.49           (5)       $24.55
                                       ------                     ------                     ------
Outstanding - end of year                 918        $18.19          708        $19.60          523        $22.67
                                       ======                     ======                     ======
Exercisable at end of year                408        $20.94          296        $21.48          199        $20.96
                                       ======                     ======                     ======
Weighted-average fair value of
options granted during year            $ 8.35                     $ 6.54                     $13.33
                                       ======                     ======                     ======

Exercise prices for options outstanding as of August 31, 2000 ranged from $12 to $25. The weighted-average remaining contractual life of those options is 7.4 years.


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

The Company operates in two industry segments: metal processing and recycling (Metals Recycling Business) and mini-mill steel manufacturing (Steel Manufacturing Business). Additionally, the Company is a partner in joint ventures, which are either in the metals recycling business or are suppliers of unprocessed metals. The Company also considers these to be separate segments because they are managed separately. These joint ventures are accounted for using the equity method. As such, the operating information provided below related to the joint ventures is shown separately from consolidated information, except for the Company's equity in the net income of, investment in, and advances to the joint ventures.

The Metals Recycling Business buys and processes ferrous metals for sale to foreign and other domestic steel producers or their representatives and to the Steel Manufacturing Business. The Metals Recycling Business also purchases ferrous metals from other processors for shipment directly to the Steel Manufacturing Business. Intersegment sales from the Metals Recycling Business to the Steel Manufacturing Business are transferred at a negotiated market rate per ton and are eliminated in consolidation.

                      SCHNITZER STEEL INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SEGMENT INFORMATION (CONTINUED):

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

                                                                    Year Ended August 31,
                                                         --------------------------------------
                                                           2000           1999           1998
                                                         --------       --------       --------
Revenues from external customers (in thousands):
   Metals Recycling Business                             $188,383       $137,070       $217,915
   Steel Manufacturing Business                           192,421        172,698        191,346
   Intersegment revenues                                  (47,012)       (44,721)       (56,168)
                                                         --------       --------       --------
   Consolidated revenues                                 $333,792       $265,047       $353,093
                                                         ========       ========       ========

The joint ventures' revenues from external customers are as follows (in thousands):

                                                                    Year Ended August 31,
                                                         --------------------------------------
                                                           2000           1999           1998
                                                         --------       --------       --------
Joint Ventures in the Metals Recycling Business          $449,783       $303,014       $332,580
Joint Venture Suppliers of Metals                          52,444         46,575         51,391
                                                         --------       --------       --------
                                                         $502,227       $349,589       $383,971
                                                         ========       ========       ========

Revenues by geographic area (in thousands):

                                                                    Year Ended August 31,
                                                         --------------------------------------
                                                           2000           1999           1998
                                                         --------       --------       --------
Metals Recycling Business:
   Asia                                                  $ 70,437       $ 39,454       $ 90,390
   United States                                          117,946         97,616        127,525
   Sales to Steel Manufacturing Business                  (47,012)       (44,721)       (56,168)
                                                         --------       --------       --------
   Sales to external customers                            141,371         92,349        161,747

Steel Manufacturing Business
   United States                                          192,421        172,698        191,346
                                                         --------       --------       --------
   Consolidated revenues                                 $333,792       $265,047       $353,093
                                                         ========       ========       ========

                      SCHNITZER STEEL INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - SEGMENT INFORMATION (CONTINUED):

The Joint Ventures in the Metals Recycling Business do not maintain revenues by geographic area and it would be impracticable to provide such disclosure. Sales by the Joint Venture Suppliers of Metals are all made to customers in the United States. See Note 7 regarding the Company's purchases from its joint ventures.

                                                                    Year Ended August 31,
                                                         --------------------------------------
                                                           2000           1999           1998
                                                         --------       --------       --------
                                                                     (in thousands)
Income (loss) from operations:
   Metals Recycling Business                             $ 12,873       $    (16)      $ 14,246
   Steel Manufacturing Business                             7,220          6,561          9,838
   Joint Ventures in the Metals Recycling Business          2,219          1,380            823
   Joint Venture Suppliers of Metals                        2,288          2,070          3,292
   Corporate expense and eliminations                      (9,386)        (6,118)        (6,941)
                                                         --------       --------       --------

   Consolidated income from operations                   $ 15,214       $  3,877       $ 21,258
                                                         ========       ========       ========

Income from operations from the joint ventures represents the Company's equity in the net income of these entities.

                                                                    Year Ended August 31,
                                                         --------------------------------------
                                                           2000           1999           1998
                                                         --------       --------       --------
                                                                     (in thousands)
Depreciation and amortization expense:
   Metals Recycling Business                             $  8,890       $  7,672       $  8,190
   Steel Manufacturing Business                             9,241          9,809         10,292
   Corporate expense and eliminations                         230            235            232
                                                         --------       --------       --------

   Consolidated depreciation and
      amortization expense                               $ 18,361       $ 17,716       $ 18,714
                                                         ========       ========       ========

The Company's share of depreciation and amortization expense included in the determination of the joint ventures' net income is as follows:

                                                                    Year Ended August 31,
                                                         --------------------------------------
                                                           2000           1999           1998
                                                         --------       --------       --------
                                                                     (in thousands)
Joint Ventures in the Metals Recycling Business            $5,888         $5,128         $3,437
Joint Venture Suppliers of Metals                             782            644            650


                      SCHNITZER STEEL INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SEGMENT INFORMATION (CONTINUED):

The following is a summary of the Company's total assets and capital expenditures:

                                                                    Year Ended August 31,
                                                         --------------------------------------
                                                           2000           1999           1998
                                                         --------       --------       --------
                                                                     (in thousands)
Total assets:
   Metals Recycling Business                             $129,454       $130,829       $140,666
   Steel Manufacturing Business                           144,477        163,172        184,916
   Investment in:
      Joint Ventures in the Metals Recycling Business      99,446         99,103         98,369
      Joint Venture Suppliers of Recycled Metal             5,326          4,877          5,125
   Corporate                                               47,586         48,377         45,751
                                                         --------       --------       --------
                                                         $426,289       $446,358       $474,827
                                                         ========       ========       ========

Capital expenditures:
   Metals Recycling Business                             $  9,112       $ 11,652       $ 12,219
   Steel Manufacturing Business                             1,566            157          1,517
   Corporate                                                   54            177            469
                                                         --------       --------       --------
                                                         $ 10,732       $ 11,986       $ 14,205
                                                         ========       ========       ========

In fiscal year 2000, one customer accounted for 15% of the Company's consolidated revenues. No individual customer accounted for greater than ten percent of the Company's consolidated revenues in fiscal years 1999 or 1998.

The Joint Ventures in the Metals Recycling Business have significant customers. During fiscal 2000, one customer accounted for 22% of combined revenues for these joint ventures. During fiscal 1999, one customer accounted for 17% and another customer accounted for 13% of combined revenues. During fiscal 1998, individual customers accounted for 17% and 13% of combined revenues.

NOTE 11 - SUMMARIZED FINANCIAL INFORMATION OF JOINT VENTURES:

A summary of combined operations of joint ventures in which the Company is a partner is as follows:

                                                           Year Ended August 31,
                                                     --------------------------------
                                                        2000                   1999
                                                     ---------              ---------
                                                              (in thousands)
Current assets                                       $ 143,873              $ 134,510
Noncurrent assets                                      121,291                121,049
                                                     ---------              ---------
                                                     $ 265,164              $ 255,559
                                                     =========              =========


Current liabilities                                  $  91,170              $  85,870
Noncurrent liabilities                                  17,610                 13,545
Partners' equity                                       156,384                156,144
                                                     ---------              ---------
                                                      $265,164               $255,559
                                                     =========              =========

                      SCHNITZER STEEL INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - SUMMARIZED FINANCIAL INFORMATION OF JOINT VENTURES (CONTINUED):

                                                                    Year Ended August 31,
                                                         --------------------------------------
                                                           2000           1999           1998
                                                         --------       --------       --------
                                                                     (in thousands)
                  Revenues                               $502,227       $349,589       $383,971
                                                         ========       ========       ========

                  Income from operations                 $  8,813       $    645       $  6,309
                                                         ========       ========       ========

                  Net income before taxes                $  7,750       $  7,858       $  8,080
                                                         ========       ========       ========

The Company performs some administrative services and provides operation and maintenance of management information systems to some of these joint ventures. These administrative charges totaled $ 0.2 million in each of fiscal years 2000, 1999, and 1998.

Advances from and to joint venture partnerships from the Company are included in noncurrent assets and liabilities above. Certain advances bear interest at the prime rate less one percent. Although these advances are collectible on demand, management does not intend to request payment in the foreseeable future.


NOTE 12 - DISPOSAL AND SALE OF ASSETS:

In fiscal 2000, the Company and its outside board members approved the sale by a related party of a ship used by the Company to export recycled metal. The sale resulted in a $1.0 million loss.

In fiscal 1999, Cascade Steel Rolling Mills, Inc. sold its Union City, California mill depot recognizing a gain of $1.2 million which is included in other income in the accompanying consolidated statement of operations.

In fiscal 1998, Proler disposed of a tin metals recycling facility in Lathrop, California. The facility was acquired as part of the acquisition of Proler International Corp. The sale resulted in a gain of $1.1 million, of which $0.8 million was recorded as a reduction in cost of goods sold and $0.3 million as a gain on sale of assets.


NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                                 Fiscal Year 2000
                                             -------------------------------------------------------
                                               First          Second           Third         Fourth
                                             ---------       --------        ---------      --------
Net revenues                                  $ 71,233       $ 75,822         $ 94,927      $ 91,810
Income from operations                           3,454          5,527            5,159         1,073
Net income                                       1,998          2,144            3,983         2,240
Diluted earnings per share                    $   0.20       $   0.22         $   0.40      $   0.23


                                                                 Fiscal Year 1999
                                             -------------------------------------------------------
                                               First          Second           Third         Fourth
                                             ---------       --------        ---------      --------

Net revenues                                  $ 67,165       $ 51,722         $ 66,639      $ 79,521
Income (loss) from operations                   (1,054)        (5,138)           2,494         7,575
Net income (loss)                               (1,591)        (3,921)           1,855         4,278
Diluted earnings (loss)per share              $  (0.16)      $  (0.39)        $   0.19      $   0.44


                                               SCHNITZER STEEL INDUSTRIES, INC.
                                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                          For the Years Ended August 31
                                                  (In thousands)

                  Column A                            Column B           Column C - Addtions         Column D        Column E
---------------------------------------------      --------------  -----------------------------   -------------  --------------
                                                     Balance at     Charged to      Charged to                      Balance at
                                                     beginning       cost and         other                           end of
                Description                          of period       expenses        accounts       Deductions        period
---------------------------------------------      --------------  -------------   -------------   -------------  --------------
             2000
Allowance for doubtful accounts                              638             32                                             670
Inventories - net realizable value                         5,330                                         (3,794)          1,536
Deferred tax asset valuation allowance                    10,856                                         (2,993)          7,863

             1999
Allowance for doubtful accounts                              645                                             (7)            638
Inventories - net realizable value                         1,634          3,696                                           5,330
Deferred tax asset valuation allowance                    10,856                                                         10,856

             1998
Allowance for doubtful accounts                              524            121                                             645
Inventories - net realizable value                           922            712                                           1,634
Deferred tax asset valuation allowance                    10,856                                                         10,856


                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Schnitzer Steel Industries, Inc.

Our audits of the consolidated financial statements referred to in our report dated September 29, 2000 appearing in this Form 10-K also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
Portland, Oregon
September 29, 2000

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

                               PART II (CONTINUED)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.




                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors is included under "Election of Directors" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report. Information required by Item 405 of Regulation S-K is included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 11.          EXECUTIVE COMPENSATION

The information required by this item is included under "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is included under "Voting Securities and Principal Shareholders" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under "Certain Transactions" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K


                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

(a)      1.       The following financial statements are filed as part of this report:

         See Index to Consolidated Financial Statements and Schedule on page 30 of this report.

         2. The following schedule and report of independent accountants are filed as part of this report:

                                                                                                  Page
                                                                                                  ----
                  Schedule II   Valuation and Qualifying Accounts                                  53
                  Report of Independent Accountants on Financial Statement Schedule                54


                  All other schedules are omitted as the information is either not applicable or is not required.


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

           10.19     Uniform Time Charter dated May 9, 1995 between the
                     Registrant and Trans-Pacific Shipping Co. Filed as Exhibit
                     10.11 to Registrant's Form 10-K for the fiscal year ended
                     August 31, 1995, and incorporated herein by reference.

           10.20     Addendum No. 4 to M/V Jade Orient Uniform Time Charter
                     Agreement dated October 31, 1997 between the Registrant and
                     Trans-Pacific Shipping Co. Filed as Exhibit 10.1 to
                     Registrant's Form 10-Q for the quarter ended November 30,
                     1997, and incorporated by reference.

          *10.21     1993 Stock Incentive Plan of the Registrant. Filed as
                     Exhibit 10.22 to Registrant's Form 10-K for the fiscal year ended August 31, 1997 and incorporated herein by reference.

          *10.22     Supplemental Executive Retirement Bonus Plan of the
                     Registrant. Incorporated by reference to Exhibit 10.8 to the Form S-1.

          *10.23 Assistant Secretary's Certificate dated November 25, 1995 amending the Supplemental Executive Retirement Bonus Plan of the Registrant. Filed as Exhibit 10.6 to Registrant's
                     Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

          *10.24 Deferred Bonus Agreement between the Company and an executive officer. Filed as Exhibit 10.3 to Registrant's
                     Form 10-Q for the quarterly period ended May 31, 1996, and incorporated herein by reference.

           10.25     Third Amendment to Lease dated February 1998, relating to
                     Portland recycled metals recycling operation.

           10.26     Fourth Amendment to Lease dated July 1, 1998, relating to
                     Portland recycled metals recycling operation

            21.1     Subsidiaries of Registrant.

            23.1     Consent of Independent Accountants.

            24.1     Powers of Attorney

                     *Management contract or compensatory plan or arrangement



----------------------------
(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were required to be filed by the Registrant during the fourth quarter of the fiscal year ended August 31, 2000.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SCHNITZER STEEL INDUSTRIES, INC.

Dated:    November 29, 2000           By:  /s/ BARRY A. ROSEN
       ------------------------          ----------------------------
                                         Barry A. Rosen
                                         Vice President, Finance and Treasurer
                                         and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant :
November 29, 2000 in the capacities indicated.


Signature                                                             Title
---------                                                             -----

Principal Executive Officer:


*LEONARD SCHNITZER                                                    Chairman of the Board,
------------------------------------------                             Chief Executive Officer and Director
Leonard Schnitzer


Principal Financial and Accounting Officer:



 /s/ BARRY A. ROSEN                                                   Vice President, Finance and Treasurer
------------------------------------------                             and Chief Financial Officer
Barry A. Rosen




Directors:


*CAROL S. LEWIS                                                       Director
------------------------------------------
Carol S. Lewis


*SCOTT LEWIS                                                          Director
------------------------------------------
Scott Lewis


*KENNETH M. NOVACK                                                    Director
------------------------------------------
Kenneth M. Novack


*ROBERT W. PHILIP                                                     Director
------------------------------------------
Robert W. Philip


*JEAN S. REYNOLDS                                                     Director
------------------------------------------
Jean S. Reynolds


*DORI SCHNITZER                                                       Director
------------------------------------------
Dori Schnitzer


*GARY SCHNITZER                                                       Director
------------------------------------------
Gary Schnitzer


*ROBERT S. BALL                                                       Director
------------------------------------------
Robert S. Ball


*WILLIAM S. FURMAN                                                    Director
------------------------------------------
William S. Furman


*RALPH R. SHAW                                                        Director
------------------------------------------
Ralph R. Shaw


*By:  /s/ BARRY A. ROSEN
      ------------------------------------
      Attorney-in-fact, Barry A. Rosen


                        SCHNITZER STEEL INDUSTRIES, INC.
                                INDEX TO EXHIBITS


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

10.19         Uniform Time Charter dated May 9, 1995 between the Registrant and
              Trans-Pacific Shipping Co. Filed as Exhibit 10.11 to Registrant's
              Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference.

10.20 Addendum No. 4 to M/V Jade Orient Uniform Time Charter Agreement dated October 31, 1997 between the Registrant and Trans-Pacific
              Shipping Co. Filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended November 30, 1997, and incorporated herein by reference.

*10.21        1993 Stock Incentive Plan of the Registrant. Filed as Exhibit
              10.22 to Registrant's Form 10-K for the fiscal year ended August
              31, 1997 and incorporated herein by reference.

*10.22        Supplemental Executive Retirement Bonus Plan of the Registrant.
              Incorporated by reference to Exhibit 10.8 to the Form S-1.

*10.23 Assistant Secretary's Certificate dated November 25, 1995 amending the Supplemental Executive Retirement Bonus Plan of the
              Registrant. Filed as Exhibit 10.6 to Registrant's Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.




*10.24 Deferred Bonus Agreement between the Company and an executive officer. Filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarterly period ended May 31, 1996, and incorporated herein by reference.

10.25         Third Amendment to Lease dated February 1998, relating to Portland
              Recycled metals recycling operation

10.26         Fourth Amendment to Lease dated July 1, 1998, relating to Portland
              Recycled metals recycling operation



21.1          Subsidiaries of Registrant.

23.1          Consent of Independent Accountants.

24.1          Powers of Attorney.
