Form 10-Q
period 2000-11-30
SCHNITZER STEEL INDUSTRIES INC
filed 2001-01-16
CIK 912603

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2000 or
/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 0-22496

SCHNITZER STEEL INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

OREGON (State or other jurisdiction of incorporation or organization)	93-0341923 (I.R.S. Employer Identification No.)
3200 N.W. Yeon Ave., P.O Box 10047 Portland, OR (Address of principal executive offices)	97296-0047 (Zip Code)

(503) 224-9900
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The Registrant had 5,244,426 shares of Class A Common Stock, par value of $1.00 per share and 4,311,828 shares of Class B Common Stock, par value of $1.00 per share outstanding on January 1, 2001.

SCHNITZER STEEL INDUSTRIES, INC.

INDEX

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEET

(in thousands, except per share amounts)

	Nov. 30, 2000	Aug. 31, 2000
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash	$2,156	$2,407
Accounts receivable, less allowance for doubtful accounts of $770	24,335	27,367
Accounts receivable from related parties	921	1,173
Inventories (Note 2 and Note 5)	74,753	76,338
Deferred income taxes	4,201	4,201
Prepaid expenses and other	3,983	3,238

Total current assets	110,349	114,724
Net property, plant and equipment	125,382	127,262
Other assets:
Investment in joint venture partnerships	104,644	104,772
Advances to joint venture partnerships	37,344	31,764
Goodwill	38,447	38,756
Intangibles and other	8,005	9,011

	$424,171	$426,289

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$194	$192
Accounts payable	17,726	17,145
Accrued payroll liabilities	7,949	7,136
Current portion of environmental liabilities (Note 4)	4,866	4,866
Other accrued liabilities	5,061	5,506

Total current liabilities	35,796	34,845
Deferred income taxes	28,616	28,616
Long-term debt less current portion	91,383	93,134
Environmental liabilities, net of current portion (Note 4)	18,453	18,541
Other long-term liabilities	2,626	2,723
Commitments and contingencies
Shareholders' equity:
Preferred stock—20,000 shares authorized, none issued
Class A common stock—75,000 shares $1 par value authorized, 5,244 and 5,389 shares issued and outstanding	5,244	5,389
Class B common stock—25,000 shares $1 par value authorized, 4,312 and 4,312 shares issued and outstanding	4,312	4,312
Additional paid-in capital	99,975	101,840
Retained earnings	137,766	136,889

Total shareholders' equity	247,297	248,430

	$424,171	$426,289

The accompanying notes are an integral part of this statement.

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For The Three Months Ended November 30,
	2000	1999
Revenues	$79,641	$71,233
Cost and expenses:
Cost of goods sold and other operating expenses	71,316	61,033
Selling and administrative	6,757	6,241

Income from wholly-owned operations	1,568	3,959
Income from joint ventures	1,169	(505)

Income from operations	2,737	3,454
Other income (expense):
Interest expense	(1,465)	(1,709)
Other income	721	606

	(744)	(1,103)

Income before income taxes	1,993	2,351
Income tax provision	(638)	(353)

Net income	$1,355	$1,998

Basic earnings per share	$0.14	$0.21

Diluted earnings per share	$0.14	$0.20

The accompanying notes are an integral part of this statement.

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(in thousands)

(unaudited)

	Class A Common Stock		Class B Common Stock
					Additional Paid-in Capital	Retained Earnings
	Shares	Amount	Shares	Amount			Total
Balance at August 31, 1999	5,295	$5,295	4,431	$4,431	$102,179	$127,739	$239,644
Cumulative effect on prior years of applying FIFO method of accounting (Note 5)						729	729
Class B common stock converted to Class A common stock	119	119	(119)	(119)
Class A common stock repurchased	(28)	(28)			(366)		(394)
Class A common stock issued	3	3			27		30
Net income						10,366	10,366
Dividends paid						(1,945)	(1,945)

Balance at August 31, 2000	5,389	5,389	4,312	4,312	101,840	136,889	248,430
Class A common stock repurchased	(148)	(148)			(1,903)		(2,051)
Class A common stock issued	3	3			38		41
Net income						1,355	1,355
Dividends paid						(478)	(478)

Balance at November 30, 2000	5,244	$5,244	4,312	$4,312	$99,975	$137,766	$247,297

The accompanying notes are an integral part of this statement.

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	For The Three Months Ended November 30,
	2000	1999
Operations:
Net income	$1,355	$1,998
Noncash items included in income:
Depreciation and amortization	4,761	4,462
Equity in (income) losses of joint ventures	(1,169)	505
Loss (gain) on disposal of assets	6	(13)
Cash provided (used) by changes in working capital:
Accounts receivable	3,284	1,594
Inventories	1,585	(6,689)
Prepaid expenses and other	(745)	(653)
Accounts payable	581	(1,088)
Accrued liabilities	366	300
Other assets and liabilities	1,067	303

Net cash provided by operations	11,091	719

Investments:
Capital expenditures	(2,499)	(4,312)
Advances to joint ventures	(5,580)	(7,118)
Distributions from joint ventures	975	150
Proceeds from sale of assets		12

Net cash used by investments	(7,104)	(11,268)

Financing:
Repurchase of Class A common stock	(2,051)
Issuance of Class A common stock	41
Dividends declared and paid	(478)	(486)
Reduction in long-term debt	(1,750)	(65)
Increase in long-term debt		7,900

Net cash (used) provided by financing	(4,238)	7,349

Net decrease in cash	(251)	(3,200)
Cash at beginning of period	2,407	6,174

Cash at end of period	$2,156	$2,974

The accompanying notes are an integral part of this statement.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 and 1999

(Unaudited)

Note 1—Summary Of Significant Accounting Policies:

  Basis of Presentation

    The accompanying unaudited interim financial statements of Schnitzer Steel Industries, Inc. (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended August 31, 2000. The results for the three months ended November 30, 2000 and 1999 are not necessarily indicative of the results of operations for the entire year.

  Earnings Per Share

    Basic earnings per share (EPS) is computed based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following represents a reconciliation from Basic EPS to Diluted EPS for the three months ended November 30, 2000 and 1999 (in thousands, except per share amounts):

	Three Months Ended November 30, 2000
	Income (Numerator)	Shares (Denominator)	Per-share Amount
Basic EPS	$1,355	9,640	$0.14

Options		36

Diluted EPS	$1,355	9,676	$0.14

	Three Months Ended November 30, 1999
	Income (Numerator)	Shares (Denominator)	Per-share Amount
Basic EPS	$1,998	9,725	$0.21

Options		61

Diluted EPS	$1,998	9,786	$0.20

Note 2—Inventories:

    Inventories consist of the following (in thousands) (see Note 5):

	November 30, 2000	August 31, 2000
	(Unaudited)	(Audited)
Scrap metals	$25,620	$23,359
Work in process	5,545	9,534
Finished goods	29,623	29,428
Supplies	13,965	14,017

	$74,753	$76,338

Note 3—Related Party Transactions:

    Certain shareholders of the Company own significant interests in, or are related to owners of, the entities discussed below. As such, these entities are considered related parties for financial reporting purposes.

  Transactions Affecting Cost of Goods Sold and Other Operating Expenses

    The Company charters several vessels from related shipping companies to transport recycled metal to foreign markets. Charges incurred for these charters were $2.2 million and $2.8 million for the quarters ended November 30, 2000 and 1999, respectively.

    The Company purchased recyclable metals, at prices that approximate market, from its joint venture operations totaling $3.6 million and $3.3 million for the quarters ended November 30, 2000 and 1999, respectively.

    The Company leases certain land and buildings from a real estate company, which is a related entity. The rent expense was $0.4 million and $0.3 million for the quarters ended November 30, 2000 and 1999, respectively.

  Transactions Affecting Selling and Administrative Expenses

    The Company performs some administrative services and provides operation and maintenance of management information systems for certain related parties. The administrative charges totaled $0.3 million for both of the quarters ended November 30, 2000 and 1999.

Note 4—Environmental Liabilities:

    Federal and state environmental regulatory agencies have been investigating potential contamination to a portion of the Willamette River in Portland, Oregon referred to as the Portland Harbor. In December 2000, the U.S. Environmental Protection Agency (EPA) named the Portland Harbor a Superfund site. However, the precise nature and extent of any clean-up of the site, the parties to be involved, and the process to be followed for such a clean-up have not yet been determined. The

Oregon Department of Environmental Quality (DEQ) has requested operating history and other information from numerous persons and entities which own or conduct operations on properties adjacent to or upland from the Portland Harbor. The DEQ has contacted Schnitzer Investment Corp. (SIC), a related party, from whom the Company leases its metals recycling and deep water terminal facility in Portland, Oregon, and requested that SIC perform a voluntary preliminary investigation of that property. The DEQ has indicated that it believes that activities conducted on that property may currently be contributing, or may have in the past contributed, to the contamination of the Willamette River. SIC has agreed to perform an investigation of the property. The Company is obligated under its lease with SIC to bear all costs relating to the investigation and remediation of the property. While the cost of the investigation is not expected to be material, no estimate has been made as to the cost of remediation, if any.

Note 5—Change in Accounting Principle:

    In the first quarter of fiscal 2000, the Company changed its method of accounting for recycled metals inventories from Last-In, First-Out (LIFO) to First-In, First-Out (FIFO). Given the volatility of both prices and quantities, management believes that accounting for inventories using the FIFO method better matches revenues and expenses, and therefore is preferable. In addition, the method is consistent with its other inventory pools. In accordance with Accounting Principles Board No. 20, "Accounting Changes," upon adoption, the Company retroactively restated prior periods by applying the FIFO method of accounting in prior periods. The statement of equity has been restated to reflect the change.

Note 6—Segment Information:

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

	Three Months Ended November 30,
	2000	1999
Revenues from external customers (in thousands):
Metals Recycling Business	$43,749	$40,109
Steel Manufacturing Business	46,320	42,290
Intersegment revenues	(10,428)	(11,166)

Consolidated revenues	$79,641	$71,233

    The joint ventures' revenues from external customers are as follows (in thousands):

	Three Months Ended November 30,
	2000	1999
Joint Ventures in the Metals Recycling Business	$92,896	$100,225
Joint Venture Suppliers of Metals	15,917	11,475

	$108,813	$111,700

	Three Months Ended November 30,
	2000	1999
Income (loss) from operations:
Metals Recycling Business	$2,364	$2,785
Steel Manufacturing Business	1,025	1,826
Joint Ventures in the Metals Recycling Business	486	(1,188)
Joint Venture Suppliers of Metals	683	683
Corporate expense and eliminations	(1,821)	(652)

Consolidated income from operations	$2,737	$3,454

    Income from operations generated by the joint ventures represents the Company's equity in the net income of these entities.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

    The Company operates in two industry segments. The Company's Metals Recycling Business collects, processes and recycles steel scrap through its facilities. The Company's Steel Manufacturing Business operates a mini-mill near Portland, Oregon, which produces finished steel products and maintains two mill depots in Southern California and one in Central California. Additionally, the Company is a partner in joint ventures that are either in the metals recycling business or are suppliers of unprocessed metals.

Results of Operations

    The Company's revenues and operating results by business segment are summarized below (in thousands):

	For the Three Months Ended November 30,
	2000	1999
	(unaudited)
REVENUES:
Metals Recycling Business:
Ferrous sales	$31,168	$31,283
Nonferrous sales	11,709	7,378
Other sales	872	1,448

Total sales	43,749	40,109
Ferrous sales to Steel Manufacturing Business	(10,428)	(11,166)
Steel Manufacturing Business	46,320	42,290

Total	$79,641	$71,233

INCOME (LOSS) FROM OPERATIONS:
Metals Recycling Business	$2,364	$2,785
Steel Manufacturing Business	1,025	1,826
Joint Ventures in the Metals Recycling Business	486	(1,188)
Joint Venture Suppliers of Metals	683	683
Corporate expense and eliminations	(1,821)	(652)

Total	$2,737	$3,454

NET INCOME	$1,355	$1,998

	For the Three Months Ended November 30,
	2000	1999
	(unaudited)
SHIPMENTS (in thousands):
METALS RECYCLING BUSINESS:
Ferrous Recycled Metal (long tons):
To Steel Manufacturing Business	113	127
To other unaffiliated domestic customers	84	56
To export customers	137	170

Total Ferrous Recycled Metal	334	353

Nonferrous (pounds)	30,100	19,100

STEEL MANUFACTURING BUSINESS:
Finished steel products (short tons)	160	150

First Quarter Fiscal 2001 vs. First Quarter Fiscal 2000

    Revenues.  Consolidated revenues for the three months ended November 30, 2000 increased $8.4 million (12%) from the same period last year. Both the Metals Recycling Business and the Steel Manufacturing Business' revenues were up.

    Revenues for the Metals Recycling Business before intercompany eliminations increased $3.6 million (9%) primarily as a result of a 58% increase in nonferrous sales volumes. The increase in nonferrous sales volumes was due primarily to increased production from the improved sorting process at the Portland yard and increased volume from the new shredder at the Tacoma yard. Ferrous metal sales decreased $0.1 million (less than 1%) as the average sales price per ton increased $4 (4%) to $93 per ton primarily due to generally stronger Asian economies. However, the higher prices were offset by fewer tons sold. Ferrous scrap exports decreased 33,000 tons (19%) to 137,000 tons while shipments to other unaffiliated customers increased 28,000 tons (50%) to 84,000 tons. The decrease in ferrous export sales volumes in the first quarter of fiscal 2001 compared with the first quarter of fiscal 2000 is primarily due to the timing of export shipments. A typical export shipment averages approximately 30,000 tons. As a result, the timing of one shipment can have a material impact on quarterly sales volume. The higher domestic ferrous sales volume is attributable primarily to improved market conditions and higher demand. Shipments to the Steel Manufacturing Business decreased 14,000 tons (11%) to 113,000 tons.

    The Steel Manufacturing Business' revenues increased $4.0 million (10%), to $46.3 million. Finished steel shipments increased 10,000 tons (7%) and the average finished steel selling price increased $9 per ton (3%) compared with the same quarter last year. The increase in finished steel shipments is primarily a result of an increase in reinforcing bar sales caused primarily by good demand in Southern California and unseasonably mild weather conditions. The modest increase in the average sales price compared with the same period last year is primarily due to an increase in the average sales price for wire rod and other finished steel products. The reinforcing bar average sales price was unchanged.

    Cost of Goods Sold.  Consolidated cost of goods sold increased $10.3 million (17%) for the first quarter of fiscal 2001 compared with the first quarter of fiscal 2000. Cost of goods increased as a percentage of revenues from 86% to 90%. Gross profit decreased $1.9 million as a result of decreased margins in both the Metals Recycling Business and the Steel Manufacturing Business.

    The Metals Recycling Business' cost of goods sold as a percentage of sales increased to 87% from 84%. Gross profit decreased $0.5 million to $5.8 million as the positive effect of increased nonferrous sales was more than offset by lower profits from ferrous sales. Although the average selling price of ferrous recycled metals increased from the first quarter of last year, the effects of a reduction in the volume shipped and lower margin per ton more than offset this favorable rise in prices. The lower margin per ton during the first quarter of fiscal 2001 as compared to the first quarter of last year is primarily due to higher cost inventories entering the fiscal year. Inventory costs were lower on average entering last year as compared to fiscal 2001 due to the fact that they were purchased at costs that reflected the poor market conditions that resulted from the Asian economic crisis. In comparison, fiscal 2001 beginning inventories were purchased at costs that reflected the partial rebound in the market, which were higher cost on average as compared to the same period last year.

    In the first quarter, cost of goods sold for the Steel Manufacturing Business increased $4.9 million (12%) to $44.5 million and increased as a percentage of revenues from 94% to 96%. Cost of goods sold per ton, excluding billets, increased $14 to $274 per ton. Although the average selling price and volume increased, gross profit declined $0.8 million to $1.9 million. The decline was predominantly attributable to lower rolling mill production resulting from planned billet inventory reductions coupled with a 7% increase in the cost of raw materials, primarily due to the mix of raw materials used to produce higher quality billets used in the production of wire rod. Also, due to lower rolling mill production, fixed costs were spread across fewer production tons causing cost of goods sold per ton to increase.

    Income from Joint Ventures.  The Company's joint ventures' revenues and results of operations were as follows (in thousands):

	Three Months Ended November 30,
	2000	1999
Total revenues from external customers recognized by:
Joint Ventures in the Metals Recycling Business	$92,896	$100,225
Joint Venture Suppliers of Metals	15,917	11,475

	$108,813	$111,700

Income (loss) from joint ventures recognized by the Company:
Joint Ventures in the Metals Recycling Business	$486	$(1,188)
Joint Venture Suppliers of Metals	683	683

	$1,169	$(505)

    The Joint Ventures in the Metals Recycling Business predominantly sell recycled ferrous metal. The decrease in revenues recognized by these joint ventures is primarily attributable to lower ferrous selling prices and a decrease in tonnage shipped. Shipments of ferrous metal processed by the joint ventures decreased to 548,400 tons for the quarter ended November 30, 2000 from 630,500 million tons in the prior year. The decrease in ferrous tons shipped was primarily due to fewer domestic sales caused by lower demand partially offset by increased export sales. The average selling price of ferrous recycled metal decreased during that period to $86 per ton from $93 per ton, predominantly due to lower domestic demand and flat export selling prices.

    The Company's share of income from its Joint Ventures in the Metals Recycling Business for the first quarter of fiscal 2001 increased to $0.5 million from a loss of $1.2 in the first quarter of fiscal 2000. The increase was a result of higher profit margins on the ferrous tons sold primarily due to lower costs for unprocessed metal and lower operating costs.

    Revenues from the Joint Venture Suppliers of Metal increased $4.4 million to $15.9 million for the three months ended November 30, 2000 compared with the three months ended November 30, 1999. The increase was attributable to large ongoing projects at the Company's rail marketing and plant reclamation joint ventures and an across-the-board parts price increase at the Company's self-service auto dismantling joint venture. The Company's share of income from these joint ventures was unchanged as lower profit margins and higher interest costs offset the increase in revenues.

    Interest Expense.  Interest expense for the first quarter of fiscal 2001 decreased $0.2 million to $1.5 million compared with the first quarter of fiscal 2000. The decrease was primarily a result of lower average borrowings due to decreased working capital levels, partially offset by higher interest rates.

    Income Tax Provision.  The income tax rate used for the first quarter of fiscal 2001 is 32% compared with 15% for the first quarter of fiscal 2000. The higher rate is the result of fewer available net operating losses (NOLs) acquired with the Proler acquisition that can be used in fiscal 2001. Changes in federal tax rules allowed the Company to use these NOLs from previous periods to offset income in fiscal 2000.

    Liquidity and Capital Resources.  Cash provided by operations for the first quarter of fiscal 2001 was $11.1 million, compared with $0.7 million for the first quarter of fiscal 2000. The increase in cash flow is primarily due to a decrease in inventories and the timing of the collection of accounts receivable resulting from increased focus on working capital levels.

    Capital expenditures for the three months ended November 30, 2000 were $2.5 million compared with $4.3 million during the same period last year. The decrease is primarily due to the completion of the expansion of the dock and the installation of the new shredder at the Company's Tacoma, Washington facility during the first quarter of fiscal 2000. The Company expects to spend approximately $8 million on capital projects during the remainder of fiscal 2001.

    As a result of acquisitions completed in prior years, the Company has $23.3 million of accrued environmental liabilities as of November 30, 2000. The Company expects to require significant future cash outlays as it incurs the actual costs relating to the remediation of such environmental liabilities.

    As of November 30, 2000, the Company had committed unsecured revolving lines of credit totaling $200 million maturing in 2003. The Company also had additional unsecured lines of credit of $50 million, which were uncommitted. In the aggregate, the Company had borrowings outstanding on these lines totaling $81.6 million at November 30, 2000. The Company's debt agreements have certain restrictive convenants. As of November 30, 2000, the Company was in compliance with such covenants.

    Pursuant to a stock repurchase program the Company is authorized to repurchase up to 1.75 million shares of its stock when the market price of the Company's stock is not reflective of management's opinion of an appropriate valuation of the stock. Management believes that repurchasing shares under these conditions enhances shareholder value. As of November 30, 2000, the Company had repurchased 883,400 shares under this program.

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

    Both the Metals Recycling and Steel Manufacturing Businesses have been affected by the slow down in the U.S. economy. However, the Company has not yet seen any significant softening in demand for recycled metals in the export market. Export prices for recycled ferrous metals are expected to remain relatively unchanged from the first quarter to the second quarter. In addition, sales volumes are expected to approximate first quarter levels. The Company anticipates that the Steel Manufacturing Business's second quarter results will be adversely impacted by the normal seasonal slowdowns in construction demand. The slowdown in demand is expected to cause sales volumes to decline from first quarter levels, but should approximate levels achieved during the second quarter of last year. The slow down in the U.S. economy is expected to cause prices for selected products to show a modest decline; however, average prices are expected to approximate first quarter levels. Due to Management's increased focus on working capital, the Company will attempt to better balance its production volume with sales volumes. As a result, steel production volumes are expected to decline by approximately 15% from the first quarter, which will result in the fixed costs (e.g., depreciation, overhead, etc.) being spread across fewer production tons causing the cost per unit of production to increase. Based upon current information, the Company expects that second quarter of 2001 results will approximate break-even levels.

    Factors That Could Affect Future Results.  Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. One can generally identify these forward-looking statements because they contain "expect", "believe", and other words which convey a similar meaning. One can also identify these statements as they do not relate strictly to historical or current facts. Examples of factors affecting Schnitzer Steel Industries, Inc.'s wholly-owned operations and its joint ventures (the Company) that could cause actual results to differ materially are the following:

    Cyclicality and General Market Considerations:  Selling prices for recycled metals are highly cyclical in nature and subject to worldwide economic conditions. In addition, the cost and availability of recycled metals are subject to volatile supply and demand conditions beyond the Company's control, resulting in periodic fluctuations in recycled metals prices. While the Company attempts to maintain margins by responding to changing recycled metals selling prices through adjustments to its metals purchase prices, the Company's ability to do so is limited by competitive factors as well as the impact of lower prices on the volume of scrap available to the Company. Moreover, increases in recycled metals prices can adversely affect the operating results of the Company's Steel Manufacturing Business because increases in steel prices generally lag increases in ferrous recycled metals prices.

    The steel industry is also highly cyclical in nature and sensitive to general economic conditions. Future economic downturns or a stagnant economy may adversely affect the performance of the Company.

    Competition:  The recycled metals industry is highly competitive, with the volume of purchases and sales subject to a number of competitive factors, principally price. The Company has competition from both large and numerous smaller companies in its markets for the purchase of recyclable metals. The Company competes with a number of U.S. and foreign recycled metals processors for sales to foreign customers.

    The domestic steel industry also is highly competitive. Steel prices can be highly volatile and price is a significant competitive factor. The Company competes with several steel producers in the western U.S. for sales of its products. In addition, the Company has experienced significant foreign competition in recent years and there can be no assurance that such competition will not increase in the future.

    Seasonality and Variability of Quarterly Results:  The Company has historically experienced and expects to continue to experience seasonal fluctuations in its revenues and net income. Revenues can fluctuate significantly quarter to quarter due to factors such as the seasonal slowdown in the construction industry, which is an important buyer of the Company's finished steel products. The timing and extent of the slowdown is also dependent on the weather.

    The Company makes a number of large ferrous recycled metals shipments to foreign steel producers each year. The Company's control over the timing of these shipments is limited by customer requirements, shipping schedules and other factors. Variations in the number of foreign shipments from quarter to quarter will result in fluctuations in quarterly revenues and earnings. The Company's expectations regarding ferrous metal sales prices and volumes, as well as earnings for the second quarter, are based in part on the assumption that orders from customers for larger shipments in the quarter are not cancelled or delayed.

    One should understand that it is not possible to predict or identify all factors that could cause actual results to differ from the Company's forward-looking statements. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. Further, the Company does not assume any obligation to update any forward-looking statement.

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

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

  (a)
  Exhibits

  None

  (b)
  Reports on Form 8-K

  None

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC. (Registrant)
Date: January 15, 2001	By:	/s/ BARRY A. ROSEN Barry A. Rosen Vice President, Finance

QuickLinks

SCHNITZER STEEL INDUSTRIES, INC. INDEX
SCHNITZER STEEL INDUSTRIES, INC. CONSOLIDATED BALANCE SHEET (in thousands, except per share amounts)
SCHNITZER STEEL INDUSTRIES, INC. CONSOLIDATED STATEMENT OF OPERATIONS (in thousands, except per share amounts) (unaudited)
SCHNITZER STEEL INDUSTRIES, INC. CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (in thousands) (unaudited)
SCHNITZER STEEL INDUSTRIES, INC. CONSOLIDATED STATEMENT OF CASH FLOWS (in thousands) (unaudited)
SCHNITZER STEEL INDUSTRIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 and 1999 (Unaudited)
  ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:
SIGNATURE