Form 10-Q
period 2001-02-28
SCHNITZER STEEL INDUSTRIES INC
filed 2001-04-16
CIK 912603

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2001 or
/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 0-22496

SCHNITZER STEEL INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

OREGON (State or other jurisdiction of incorporation or organization)	93-0341923 (I.R.S. Employer Identification No.)
3200 N.W. Yeon Ave. P.O Box 10047 Portland, OR (Address of principal executive offices)	97296-0047 (Zip Code)

(503) 224-9900
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The Registrant had 4,919,226 shares of Class A Common Stock, par value of $1.00 per share, and 4,303,828 shares of Class B Common Stock, par value of $1.00 per share, outstanding at April 1, 2000.

SCHNITZER STEEL INDUSTRIES, INC.

INDEX

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except per share amounts)

	Feb. 28, 2001	Aug. 31, 2000
	(Unaudited)
Assets
Current Assets:
Cash	$1,383	$2,407
Accounts receivable, less allowance for doubtful accounts of $845 and $670	21,757	27,367
Accounts receivable from related parties	754	1,173
Inventories	73,038	76,338
Deferred income taxes	4,201	4,201
Prepaid expenses and other	3,764	3,238

Total current assets	104,897	114,724
Net property, plant and equipment	122,967	127,262
Other assets:
Investment in joint venture partnerships	107,324	104,772
Advances to joint venture partnerships	30,346	31,764
Goodwill	38,136	38,756
Intangibles and other	7,452	9,011

TOTAL ASSETS	$411,122	$426,289

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$196	$192
Accounts payable	20,376	17,145
Accrued payroll liabilities	5,713	7,136
Current portion of environmental liabilities	4,866	4,866
Other accrued liabilities	5,627	5,506

Total current liabilities	36,778	34,845
Deferred income taxes	28,616	28,616
Long-term debt less current portion	79,732	93,134
Environmental liabilities, net of current portion	18,316	18,541
Other long-term liabilities	2,557	2,723
Commitments and contingencies
Shareholders' equity:
Preferred stock—20,000 shares authorized, none issued
Class A common stock—75,000 shares $1 par value authorized, 4,950 and 5,389 shares issued and outstanding	4,950	5,389
Class B common stock—25,000 shares $1 par value authorized, 4,312 shares issued and outstanding	4,312	4,312
Additional paid-in capital	96,454	101,840
Retained earnings	139,407	136,889

Total shareholders' equity	245,123	248,430

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$411,122	$426,289

The accompanying notes are an integral part of this statement.

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	For The Three Months Ended		For The Six Months Ended
	Feb. 28, 2001	Feb. 29, 2000	Feb. 28, 2001	Feb. 29, 2000
Revenues	$78,536	$75,822	$158,177	$147,055

Costs and expenses:
Cost of goods sold and other operating expenses	70,995	67,409	142,311	128,442
Selling and administrative expenses	6,875	6,674	13,632	12,915

Income from wholly-owned operations	666	1,739	2,234	5,698
Income from joint ventures	2,934	3,788	4,103	3,283

Income from operations	3,600	5,527	6,337	8,981

Other income (expense):
Interest expense	(1,405)	(1,986)	(2,870)	(3,695)
Other income (expense)	900	(442)	1,621	164

	(505)	(2,428)	(1,249)	(3,531)

Income before income taxes	3,095	3,099	5,088	5,450
Income tax provision	(990)	(955)	(1,628)	(1,308)

Net income	$2,105	$2,144	$3,460	$4,142

Basic earnings per share	$0.22	$0.22	$0.36	$0.43

Diluted earnings per share	$0.22	$0.22	$0.36	$0.42

The accompanying notes are an integral part of this statement.

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited, in thousands)

	Class A Common Stock		Class B Common Stock
					Additional Paid-in Capital	Retained Earnings
	Shares	Amount	Shares	Amount			Total
Balance at August 31, 1999	5,295	$5,295	4,431	$4,431	$102,179	$127,739	$239,644
Cumulative effect on prior years of applying FIFO method of accounting						729	729
Class B common stock converted to Class A common stock	119	119	(119)	(119)
Class A common stock repurchased	(28)	(28)			(366)		(394)
Class A common stock issued	3	3			27		30
Net income						10,366	10,366
Dividends paid						(1,945)	(1,945)

Balance at August 31, 2000	5,389	5,389	4,312	4,312	101,840	136,889	248,430
Class A common stock repurchased	(442)	(442)			(5,424)		(5,866)
Class A common stock issued	3	3			38		41
Net income						3,460	3,460
Dividends paid						(942)	(942)

Balance at February 28, 2001	4,950	$4,950	4,312	$4,312	$96,454	$139,407	$245,123

The accompanying notes are an integral part of this statement.

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

	For The Six Months Ended
	Feb. 28, 2001	Feb. 29, 2000
Operations:
Net income	$3,460	$4,142
Noncash items included in income:
Depreciation and amortization	9,402	9,071
Equity in income of joint ventures	(4,103)	(3,283)
Deferred income taxes		123
(Gain) loss on disposal of assets	(232)	1,275
Cash provided (used) by changes in working capital:
Accounts receivable	6,029	101
Inventories	3,300	(7,086)
Prepaid expenses	(526)	52
Accounts payable	3,231	(756)
Accrued liabilities	(1,302)	(1,827)
Environmental liabilities		(249)
Other assets and liabilities	1,197	(125)

Net cash provided by operations	20,456	1,438

Investments:
Capital expenditures	(4,358)	(7,322)
Advances from (to) joint ventures	1,418	(4,160)
Distributions from joint ventures	1,375	1,165
Proceeds from sale of assets	250	1,159

Net cash used by investments	(1,315)	(9,158)

Financing:
Repurchase of Class A common stock	(5,866)
Issuance of Class A common stock	41
Dividends declared and paid	(942)	(972)
Reduction in long-term debt	(13,398)	(132)
Increase in long-term debt		5,289

Net cash (used) provided by financing	(20,165)	4,185

Net decrease in cash	(1,024)	(3,535)
Cash at beginning of period	2,407	6,174

Cash at end of period	$1,383	$2,639

The accompanying notes are an integral part of this statement.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

(Unaudited)

Note 1—Summary Of Significant Accounting Policies:

  Basis of Presentation

    The accompanying unaudited interim financial statements of Schnitzer Steel Industries, Inc. (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, management suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the fiscal year ended August 31, 2000. The results for the three and six months ended February 28, 2001 are not necessarily indicative of the results of operations for the entire year.

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

	For the Three Months Ended		For the Six Months Ended
	Feb. 28, 2001	Feb. 29, 2000	Feb. 28, 2001	Feb. 29, 2000
Net income	$2,105	$2,144	$3,460	$4,142

Computation of shares:
Average common shares outstanding	9,414	9,726	9,528	9,726
Stock options	18	127	25	63

Diluted average common shares outstanding	9,432	9,853	9,553	9,789

Basic EPS	$0.22	$0.22	$0.36	$0.43

Diluted EPS	$0.22	$0.22	$0.36	$0.42

Dividend per share	$0.05	$0.05	$0.10	$0.10

    Options to purchase 723,000 and 507,000 shares were outstanding at February 28, 2001 and February 29, 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.

  New Accounting Pronouncement

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). On September 1, 2000, the Company adopted SFAS No. 133. Adoption of this Statement did not have a material impact on the Company's net income or shareholders' equity.

Note 2—Inventories:

    Inventories consisted of the following (in thousands):

	February 29, 2001	August 31, 2000
	(Unaudited)	(Audited)
Recycled metals	$16,805	$23,359
Work in process	10,047	9,534
Finished goods	32,296	29,428
Supplies	13,890	14,017

	$73,038	$76,338

Note 3—Environmental Liabilities:

    Federal and state environmental regulatory agencies have been investigating potential contamination to a portion of the Willamette River in Portland, Oregon referred to as the Portland Harbor. In December 2000, the U.S. Environmental Protection Agency (EPA) named the Portland Harbor a Superfund site. However, the precise nature and extent of any clean-up of the site, the parties to be involved, and the process to be followed for such a clean-up have not yet been determined. The Oregon Department of Environmental Quality (DEQ) has requested operating history and other information from numerous persons and entities which own or conduct operations on properties adjacent to or upland from the Portland Harbor. The DEQ has contacted Schnitzer Investment Corp. (SIC), a related party, from whom the Company leases its metals recycling and deep water terminal facility in Portland, Oregon, and requested that SIC perform a voluntary preliminary investigation of that property. The DEQ has indicated that it believes that activities conducted on that property may currently be contributing, or may have in the past contributed, to the contamination of the Willamette River. SIC has agreed to perform an investigation of the property. The Company is obligated under its lease with SIC to bear all costs relating to the investigation and remediation of the property. While the cost of the investigation is not expected to be material, no estimate has been made as to the cost of remediation, if any. Accordingly, no accrual had been established as of February 28, 2001.

Note 4—Change in Accounting Principle:

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

Note 5—Segment Information:

    The Company operates in two industry segments: metal processing and recycling (Metals Recycling Business) and mini-mill steel manufacturing (Steel Manufacturing Business). Additionally, the Company is a partner in joint ventures in the metals recycling business or which are suppliers of unprocessed metals. The Company considers these joint ventures to be separate business segments because they are managed separately. These joint ventures are accounted for using the equity method. As such, the operating information provided below related to the joint ventures is shown separately from consolidated information, except for the Company's equity in the income from the joint ventures.

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

    The joint ventures' revenues from external customers are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	Feb. 28, 2001	Feb. 29, 2000	Feb. 28, 2001	Feb. 29, 2000
Joint Ventures in the Metals
Recycling Business	$127,920	$128,991	$220,816	$229,215
Joint Venture Suppliers of Metals	12,155	12,370	28,072	23,846

Total revenues	$140,075	$141,361	$248,888	$253,061

Income from operations (in thousands):
Metals Recycling Business	$2,083	$3,229	$4,447	$6,050
Steel Manufacturing Business	638	1,590	1,663	3,417
Joint Ventures in the Metals
Recycling Business	2,313	3,335	2,799	2,147
Joint Venture Suppliers of Metals	621	453	1,304	1,136
Corporate expense	(2,225)	(1,966)	(4,670)	(3,874)
Intercompany eliminations	170	(1,114)	794	105

Consolidated income from operations	$3,600	$5,527	$6,337	$8,981

    Income from operations generated by the joint ventures represents the Company's equity in the income or loss of these entities.

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

Results of Operations

    The Company's revenues and operating results by business segment are summarized below (in thousands):

	For the Three Months Ended		For the Six Months Ended
	Feb. 28, 2001	Feb. 29, 2000	Feb. 28, 2001	Feb. 29, 2000
	(Unaudited)
REVENUES:
Metals Recycling Business:
Ferrous sales	$41,725	$34,614	$72,893	$65,897
Nonferrous sales	9,234	9,352	20,943	16,730
Other sales	1,510	1,742	2,382	3,190

Total sales	52,469	45,708	96,218	85,817
Ferrous sales to Steel Manufacturing Business	(13,043)	(10,698)	(23,471)	(21,864)
Steel Manufacturing Business	39,110	40,812	85,430	83,102

Total	$78,536	$75,822	$158,177	$147,055

INCOME FROM OPERATIONS:
Metals Recycling Business	$2,083	$3,229	$4,447	$6,050
Steel Manufacturing Business	638	1,590	1,663	3,417
Joint Ventures in the Metals Recycling Business	2,313	3,335	2,799	2,147
Joint Venture Suppliers of Metals	621	453	1,304	1,136
Corporate expense	(2,225)	(1,966)	(4,670)	(3,874)
Intercompany eliminations	170	(1,114)	794	105

Total	$3,600	$5,527	$6,337	$8,981

NET INCOME	$2,105	$2,144	$3,460	$4,142

    The Company's joint ventures' revenues and results of operations were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	Feb. 28, 2001	Feb. 29, 2000	Feb. 28, 2001	Feb. 29, 2000
	(Unaudited)
Total revenues from external customers recognized by:
Joint Ventures in the Metals Recycling Business	$127,920	$128,991	$220,816	$229,215
Joint Venture Suppliers of Metals	12,155	12,370	28,072	23,846

	$140,075	$141,361	$248,888	$253,061

Income from joint ventures recognized by the Company from:
Joint Ventures in the Metals Recycling Business	$2,313	$3,335	$2,799	$2,147
Joint Venture Suppliers of Metals	621	453	1,304	1,136

	$2,934	$3,788	$4,103	$3,283

    The following table summarizes certain selected operating data for the Company and its joint venture businesses:

	For the Three Months Ended		For the Six Months Ended
	Feb. 28, 2001	Feb. 29, 2000	Feb. 28, 2001	Feb. 29, 2000
	(unaudited)
SHIPMENTS (in thousands):
METALS RECYCLING BUSINESS:
Ferrous recycled metal (long tons):
To Steel Manufacturing Business	147	105	260	232
To other unaffiliated domestic customers	33	69	117	125
To export customers	271	174	408	344

Total ferrous recycled metal	451	348	785	701

Nonferrous metal (pounds)	25,300	23,200	55,400	42,300

STEEL MANUFACTURING BUSINESS
Finished steel products (short tons)	134	139	294	289

JOINT VENTURES IN THE METALS RECYCLING BUSINESS
Ferrous recycled metal (long tons)	991	749	1,539	1,399

Second Quarter Fiscal 2001 vs. Second Quarter Fiscal 2000

    Revenues.  Consolidated revenues for the three months ended February 28, 2001 increased $2.7 million (4%) from the same period last year. The higher revenues were primarily attributed to increased sales volumes for the Metals Recycling Business.

    During the quarter ended February 28, 2001, revenues for the Metals Recycling Business, before intercompany eliminations, increased $6.8 million (15%), which is attributed to higher ferrous shipping volumes. Ferrous and nonferrous sales volumes increased by 30% and 9%, respectively, from the prior year quarter. The average sales prices for ferrous and nonferrous metals decreased by 7% and 10%, respectively, from the second quarter of fiscal 2000. The higher ferrous sales volumes were caused by firm demand from China, though prices were adversely affected by significant volumes of recycled metal exports out of the countries of the former Soviet Union. Domestic sales of ferrous recycled metals to third parties declined due to the softening U.S. economy.

    The Steel Manufacturing Business' revenues for the three months ended February 28, 2001 decreased $1.7 million (4%), to $39.1 million from the prior year quarter, reflecting both slightly lower average selling prices and volumes. The decrease in revenues is primarily due to lower wire rod and merchant bar sales partially offset by a 28% increase in reinforcing bar sales compared with the same quarter last year. An increased supply of lower cost steel imports reduced wire rod revenues while favorable weather conditions, early in the quarter, in Southern California improved construction demand, which helped boost reinforcing bar revenues.

    Cost of Goods Sold.  Consolidated cost of goods sold increased $3.6 million (5%) for the three months ended February 28, 2001, compared with the same period last year. Cost of goods sold increased slightly as a percentage of revenues from 89% to 90%, which contributed to a $0.9 million decrease in gross margin during the latest quarter as compared to the prior year quarter.

    During the second quarter of fiscal 2001, the Metals Recycling Business' cost of goods sold increased $8.0 million (21%) over the prior year quarter. In addition, cost of goods sold as a percentage of revenues increased from 84% during the second quarter of fiscal 2000 to 89% during the second quarter of fiscal 2001. As a result, gross profit decreased by $1.2 million to $5.9 million. The decrease in gross margins is directly attributable to the lower average selling prices partially offset by lower average cost of goods sold per ton due to higher production levels spreading the fixed costs over more tons.

    For the three months ended February 28, 2001, cost of goods sold for the Steel Manufacturing Business decreased $0.8 million (2%) compared to the same period last year and increased as a percentage of revenues from 94% to 96%. Gross profit decreased from $2.4 million to $1.5 million compared with the second quarter last year. Margins were lower compared with the second quarter of last year due to a lower average sales price per ton and higher average cost of goods sold per ton caused by higher freight and handling costs. The higher freight and handling costs were primarily caused by a larger portion of sales into Southern and Central California, which often get handled by third party warehouses. These amounts were partially offset by lower production and raw material costs caused by a better balance of electricity use and an improvement in product yield.

    Joint Ventures.  The Joint Ventures in the Metals Recycling Business predominantly sell recycled ferrous metal. Revenues for this segment in the second quarter of fiscal 2001 were relatively unchanged from the prior year quarter. However, the average selling prices for ferrous recycled metal decreased by 15% from the second quarter of last year. Offsetting the lower prices was a significant increase in the volume of ferrous metal sold. Shipments of ferrous metal processed by the joint ventures increased to 991,000 tons for the quarter ended February 28, 2001 from 749,000 tons for the same quarter in the prior year. The higher volumes during the latest quarter were partially due to the timing of shipments between the first quarter of the year and the second quarter. Additionally, certain joint ventures are increasing their attention on reducing the investment in inventories, which also impacted the volume sold during the quarter.

    The Company's equity in income from its Joint Ventures in the Metals Recycling Business for the second quarter of fiscal 2001 decreased to $2.3 million from $3.3 million in the second quarter of fiscal 2000. The decrease in income from these joint ventures was primarily caused by lower average selling prices that compressed gross margins.

    Revenues from the Joint Venture Suppliers of Recycled Metals remained relatively unchanged during the second quarter of fiscal 2001 as compared to the second quarter of last year. For the three months ended February 28, 2001, the Company's equity in income from these joint ventures increased to $0.6 million from $0.5 million in the same period last year. The increase was due to improved pricing and higher volumes.

    Corporate Expense.  In the quarter ended February 28, 2001, corporate expense increased $0.3 million compared with the same period last year. This increase was primarily due to the costs associated with the implementation of the Economic Value Added (EVA®) financial and compensation system.

    Interest Expense.  Interest expense for the second quarter of fiscal 2001 decreased $0.6 million to $1.4 million compared with the second quarter of fiscal 2000. The decrease was primarily a result of lower average borrowings due to decreased working capital levels.

    Other Income (Expense).  In the second quarter of fiscal 2001, other income increased $1.3 million compared with the second quarter of fiscal 2000. In the second quarter of fiscal 2000, a $1.1 million loss was recorded on the sale of a vessel used to export recycled metal. That was the primary reason for the change.

    Income Tax Provision.  The income tax rate used for the second quarter of fiscal 2001 was 32% compared with 31% for the second quarter of fiscal 2000. The higher rate is the result of fewer available net operating loss carry-forwards (NOLs) that can be used in fiscal 2001. Changes in federal tax rules allowed the Company to accelerate the use of these NOLs to offset current income taxes in fiscal 2000. The Company's current year tax provision continues to benefit from these NOLs, but not to the extent that was recognized in fiscal 2000.

First Half of Fiscal 2001 vs. First Half of Fiscal 2000

    Revenues.  Consolidated revenues for the six months ended February 28, 2001 increased $11.1 million (8%) from the same period last year. The higher revenues were primarily attributed to increased sales volumes for the Metals Recycling Business.

    During the six months ended February 28, 2001, revenues for the Metals Recycling Business, before intercompany eliminations, increased $10.4 million (12%), which is attributed to higher shipping volumes. Ferrous and nonferrous sales volumes increased by 12% and 31%, respectively, from the same period in the prior year. Average sales prices for ferrous and nonferrous metals were slightly lower than the first half of fiscal 2000. The higher ferrous sales volumes were caused by continued good demand from Asian countries. Domestic third-party sales declined slightly compared with the first six months of fiscal 2000 as markets softened due to the slowing U.S. economy. Nonferrous sales volumes increased primarily due to improved production and sorting processes at the Portland, Oregon and Tacoma, Washington yards.

    The Steel Manufacturing Business' revenues for the six months ended February 28, 2001 increased $2.3 million (3%), to $85.4 million, from the first half of the prior year. The increase in revenues was partly due to a 30,000 ton increase (24%) in reinforcing bar shipments during the first six months of fiscal 2001 compared to the prior year partially offset by lower sales volumes of wire products. The increased demand for reinforcing bar was caused by unusually good weather allowing for more construction during the usually slower winter months. Sales volumes of other products were lower in part due to an increased supply of lower cost steel imports available in the market. The Company adjusted production to take advantage of markets where there was sufficient demand.

    Cost of Goods Sold.  Consolidated cost of goods sold increased by $13.9 million (11%) for the six months ended February 28, 2001, compared with the same period last year. Cost of goods sold increased as a percentage of revenues from 87% to 90%, which contributed to a $2.7 million decrease in gross margin during for the first six months of fiscal 2001 as compared to the prior year.

    During the first six months of fiscal 2001, the Metals Recycling Business' cost of goods sold increased $12.1 million over the prior year. In addition, cost of goods sold as a percentage of revenues increased from 84% for the first half of fiscal 2000 to 88% during the first half of fiscal 2001. As a result, gross profit decreased by $1.7 million to $11.7 million. The decrease in gross margin in the first six months of fiscal 2001 is attributable to higher average cost of goods sold per ton coupled with a slightly lower average selling price per ton compared with the first six months of fiscal 2000. Local competition for the purchase of ferrous metals in the Pacific Northwest has increased purchase prices compared with the first half of fiscal 2001, directly affecting overall gross margin. Also, average selling prices are slightly lower due to lower cost recyclable metals being exported by countries of the former Soviet Union. Domestic prices are also lower due to the general economic slowdown in the U.S.

    During the first six months of fiscal 2001, cost of goods sold for the Steel Manufacturing Business increased $4.1 million compared to the same period last year and increased as a percentage of revenues from 94% to 96%. Gross profit decreased from $5.1 million to $3.4 million compared with the first half of last year. Although the average sales price per ton was slightly higher compared with the first six months of fiscal 2000, the average cost of goods sold per ton increased, further eroding margins. This was primarily due to increased sales in Southern and Central California, which included higher freight and handling costs in the cost of goods sold. Also, freight costs increased 4% in the first quarter of fiscal 2001 due to railroad price increases.

    Joint Ventures.  For the six months ended February 28, 2001, revenues for Joint Ventures in the Metals Recycling Business decreased by $8.4 million from the first six months of last year. The decrease was primarily due to lower average per ton sales prices for ferrous metals, which were partially offset by higher ferrous sales volumes. The higher sales volumes were caused primarily by increasing focus on reducing the level of investment in inventories. Income recognized from these joint ventures increased by $0.7 million over the first six months of fiscal 2000 to $2.8 million. The improved operating results were primarily caused by higher sales margins due to lower selling and raw material costs compared with the prior year partially offset by lower selling prices.

    Revenues of Joint Venture Suppliers of Metal increased from $23.8 million to $28.1 million due to higher selling prices and increased project revenue. Year-to-date, the Company's equity in income from these joint ventures increased to $1.3 million from $1.1 million for the previous year.

    Corporate Expense.  For the six months ended February 28, 2001, corporate expense increased $0.8 million compared with the same period last year. This increase was primarily due to the costs associated with the implementation of the Economic Value Added (EVA®) financial and compensation system plus increased salary expense due to annual merit increases.

    Interest Expense.  For the six months ended February 28, 2001, interest expense decreased $0.8 million to $2.9 million compared with the same period last year. The decrease was primarily a result of lower average borrowings due to decreased working capital levels.

    Other Income (Expense).  In the first half of fiscal 2001, other income increased $1.5 million compared with the first half of fiscal 2000. The increase was mainly attributable to a loss of $1.1 million recorded in the second quarter of fiscal 2000 on the sale of a vessel used to export recycled metal compared with gains on sales of miscellaneous assets of $0.2 million recorded in the first half of fiscal 2001.

    Income Tax Provision.  The income tax rate used for the first half of fiscal 2001 was 32% compared with 24% for the first half of fiscal 2000. The higher rate is the result of fewer available net operating loss carry-forwards (NOLs) that can be used in fiscal 2001. Changes in federal tax rules allowed the Company to accelerate the use of these NOLs to offset current income taxes in fiscal 2000. The Company's current year tax provision continues to benefit from these NOLs, but not to the extent that was recognized in fiscal 2000.

    Liquidity and Capital Resources.  Cash provided by operations, for the six months ended February 28, 2001, was $20.5 million, compared with $1.4 million for the first half of fiscal 2000. The increase in cash flow is primarily due to a decrease in inventories related to the Metals Recycling Business and improved management of accounts receivable and accounts payable.

    Capital expenditures for the six months ended February 28, 2001 were $4.4 million compared with $7.3 million during the same period last year. The decrease is primarily due to the completion of the expansion of the dock and the installation of the new shredder at the Company's Tacoma, Washington facility during the first quarter of fiscal 2000. The Company expects to spend approximately $6 million on capital projects during the remainder of fiscal 2001.

    As a result of acquisitions completed in prior years, the Company has $23.2 million of accrued environmental liabilities as of February 28, 2001. The Company expects to require significant future cash outlays as it incurs the actual costs relating to the remediation of such environmental liabilities.

    As of February 28, 2001, the Company had committed unsecured revolving lines of credit totaling $200.0 million maturing in 2003. The Company also had additional unsecured lines of credit of $50.0 million, which were uncommitted. In the aggregate, the Company had borrowings outstanding under these lines totaling $70.0 million at February 28, 2001. The Company's debt agreements have certain restrictive covenants. As of February 28, 2001, the Company was in compliance with such covenants.

    Pursuant to a stock repurchase program the Company is authorized to repurchase up to 1.75 million shares of its stock when the market price of the Company's stock is not reflective of management's opinion of an appropriate valuation of the stock. Management believes that repurchasing shares under these conditions enhances shareholder value. During the first six months of fiscal 2001, the Company repurchased 0.4 million shares for $5.9 million. As of February 28, 2001, the Company had repurchased a total of 1.2 million shares under this program.

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

    Both the Metals Recycling and Steel Manufacturing Businesses have been affected by the slow down in the U.S. economy. However, the Company has not yet seen significant softening in demand for recycled metals in the export market. Export prices for recycled ferrous metals are expected to be modestly lower from the second quarter to the third quarter. In addition, sales volumes are expected to approximate normal quarterly levels. The Company anticipates that the Steel Manufacturing Business's third quarter results will increase due to normal seasonal increases in construction demand. The slow down in the U.S. economy is expected to cause prices for selected products to show a modest decline; however, average prices are expected to approximate second quarter levels. Due to Management's increased focus on working capital, the Company will attempt to better balance its production volume with sales volumes. As a result, steel production volumes are expected to increase by approximately 7% from the second quarter, anticipating seasonal sales increases. Based upon current information, the Company expects that third quarter of 2001 results will be in the $0.10—$0.15 per share range.

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

    The Company expects to continue to experience seasonal fluctuations in its revenues and net income. Revenues can fluctuate significantly quarter to quarter due to factors such as the seasonal slowdown in the construction industry, which is an important buyer of the Company's finished steel products. The timing and extent of the slowdown is also dependent on the weather.

    The Company makes a number of large ferrous recycled metals shipments to foreign steel producers each year. Customer requirements, shipping schedules and other factors limit the Company's control over the timing of these shipments. Variations in the number of foreign shipments from quarter to quarter will result in fluctuations in quarterly revenues and earnings. The Company's expectations regarding ferrous metal sales prices and volumes, as well as earnings, are based in part on the assumption that orders from customers for larger shipments are not cancelled or delayed.

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

    The domestic steel industry also is highly competitive. Steel prices can be highly volatile and price is a significant competitive factor. The Company competes with several steel producers in the western

U.S. for sales of its products. In addition, the Company has experienced significant foreign competition, which is often subsidized by large government agencies, in recent years and there can be no assurance that such competition will not increase in the future

    Joint Ventures:  The Company has significant investments in joint venture companies. In most instances, the Company does not manage the day-to-day activities of these businesses. As a result, it does not have the same ability to control the operations and related financial results as it does with its wholly owned businesses. These businesses are, however, impacted by many of the same risk factors mentioned above. Therefore, it is difficult to predict the financial results of these businesses.

    Energy Supply.  The Company and its joint ventures utilize various energy sources to operate their facilities. In particular, electricity and natural gas currently represent approximately 10% of the cost of steel manufactured for the Company's Steel Manufacturing Business. The Steel Manufacturing Business purchases hydroelectric power under long-term contracts from government sources who rely on the Bonneville Power Administration (BPA). Historically, these contracts have had favorable prices and are long-term in nature. The latest contract expires in October 2001. Recent spot market electricity prices have been significantly higher than the Steel Manufacturing Business' contracted rate. Further, the rates fluctuate significantly on a daily basis depending on the demand for electricity throughout the western U.S. The Steel Manufacturing Business is currently in negotiations to secure a new long-term contract. Terms of a new contract are uncertain and are difficult to predict. It is, however, anticipated that prices will increase, but the extent of the price increase is unclear at this time.

    The Steel Manufacturing Business also has long-term contracts for natural gas. In October 2000, the Company entered into a new contract, which is set to expire on October 31, 2002. The latest contract negotiations resulted in rates that were 30% higher then the previous agreement. As this contract comes to an end, the Company will attempt to negotiate a new long-term contract; however, it is not possible to predict the terms of the contract.

    The inability of the Company to negotiate favorable terms of electricity, natural gas and other energy sources could adversely affect the performance of the Company.

    One should understand that it is not possible to predict or identify all factors that could cause actual results to differ from the Company's forward-looking statements. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. Further, the Company does not assume any obligation to update any forward-looking statement.

ITEM 3.—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company periodically uses derivative financial instruments to limit exposure to changes in interest rates. Because such derivative instruments are used solely as hedges and not for speculative trading purposes, they do not represent incremental risk to the Company. For further discussion of derivative financial instruments, refer to "Fair Value of Financial Instruments" in the consolidated Financial Statements included in Item 8 of Form 10-K for the fiscal year ended August 31, 2000.

SCHNITZER STEEL INDUSTRIES, INC.

PART II

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)
The 2001 annual meeting of the shareholders was held on January 29, 2001. Holders of 4,311,128 shares of the Company's Class A common stock, entitled to one vote per share, and 4,835,884 shares of the Company's Class B common stock, entitled to ten votes per share, were present in person or by proxy at the meeting.

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

    This proposal was approved as follows:

	Votes For	Votes Withheld
Leonard Schnitzer	47,259,846	687,318
Robert W. Philip	47,260,546	686,618
Kenneth M. Novack	47,256,746	690,418
Gary Schnitzer	47,261,946	685,218
Dori Schnitzer	47,260,347	686,817
Carol S. Lewis	47,259,347	687,817
Scott Lewis	47,260,229	686,935
Jean S. Reynolds	47,261,064	686,100
Robert S. Ball	47,259,046	688,118
William A. Furman	47,262,546	684,618
Ralph R. Shaw	47,262,546	684,618
  2.
  To approve and ratify the appointment of PricewaterhouseCoopers LLP as the independent auditors of the Corporation.

  This proposal was approved by the stockholders with 47,936,711 votes cast for and 9,101 votes cast against. There were 1,352 abstentions and 0 broker non-votes.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K:

(a)
Exhibits

    None

(b)
Reports on Form 8-K

    None

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC. (Registrant)
Date: April 16, 2000	By:	/s/ BARRY A. ROSEN Barry A. Rosen Vice President, Finance

QuickLinks

SCHNITZER STEEL INDUSTRIES, INC. INDEX
SCHNITZER STEEL INDUSTRIES, INC. CONSOLIDATED BALANCE SHEET (In thousands, except per share amounts)
SCHNITZER STEEL INDUSTRIES, INC. CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited, in thousands, except per share amounts)
SCHNITZER STEEL INDUSTRIES, INC. CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited, in thousands)
SCHNITZER STEEL INDUSTRIES, INC. CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited, in thousands)
SCHNITZER STEEL INDUSTRIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000 (Unaudited)
SCHNITZER STEEL INDUSTRIES, INC.
SCHNITZER STEEL INDUSTRIES, INC. PART II
SIGNATURE