Form 10-Q
period 2001-05-31
SCHNITZER STEEL INDUSTRIES INC
filed 2001-07-16
CIK 912603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2001 or

☐         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.

Commission file number 0-22496

SCHNITZER STEEL INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

OREGON	93-0341923
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3200 N.W. Yeon Ave. P.O Box 10047 Portland, OR	97296-0047
(Address of principal executive offices)	(Zip Code)

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
Yes  [X]  No  [   ]

The Registrant had 4,905,726 shares of Class A Common Stock, par value of $1.00 per share, and 4,303,828 shares of Class B Common Stock, par value of $1.00 per share, outstanding at July 1, 2001.

SCHNITZER STEEL INDUSTRIES, INC.

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)

	May 31, 2001	Aug. 31, 2000
	(Unaudited)

Assets
Current assets:
Cash	$1,893	$2,407
Accounts receivable, less allowance for doubtful accounts of $920 and $670	26,583	27,367
Accounts receivable from related parties	616	1,173
Inventories	79,577	76,338
Deferred income taxes	4,201	4,201
Prepaid expenses and other	2,844	3,238
Total current assets	115,714	114,724

Net property, plant and equipment	120,511	127,262

Other assets:
Investment in joint venture partnerships	108,266	104,772
Advances to joint venture partnerships	29,554	31,764
Goodwill	39,664	38,756
Intangibles and other	7,296	9,011

TOTAL ASSETS	$421,005	$426,289

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$198	$192
Accounts payable	17,097	17,145
Accrued payroll liabilities	6,596	7,136
Current portion of environmental liabilities	4,866	4,866
Other accrued liabilities	5,234	5,506
Total current liabilities	33,991	34,845

Deferred income taxes	28,505	28,616

Long-term debt, net of current portion	92,462	93,134

Environmental liabilities, net of current portion	18,123	18,541

Other long-term liabilities	2,472	2,723

Commitments and contingencies

Shareholders' equity:
Preferred stock—20,000 shares authorized, none issued
Class A common stock—75,000 shares $1 par value authorized, 4,906 and 5,389 shares issued and outstanding	4,906	5,389
Class B common stock—25,000 shares $1 par value authorized, 4,304 and 4,312 shares issued and outstanding	4,304	4,312
Additional paid-in capital	95,830	101,840
Retained earnings	140,412	136,889
Total shareholders' equity	245,452	248,430

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$421,005	$426,289

The accompanying notes are an integral part of this statement.

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	For The Three Months Ended May 31,		For The Nine Months Ended May 31,
	2001	2000	2001	2000

Revenues	$68,990	$94,927	$227,167	$241,982

Costs and expenses:
Cost of goods sold and other operating expenses	62,255	85,698	204,566	214,139
Selling and administrative expenses	6,435	6,675	20,067	19,590

Income from wholly-owned operations	300	2,554	2,534	8,253

Income from joint ventures	1,674	2,605	5,777	5,888

Income from operations	1,974	5,159	8,311	14,141

Other income (expense):
Interest expense	(1,188)	(1,997)	(4,058)	(5,692)
Other income, net	1,161	1,061	2,782	1,225
	(27)	(936)	(1,276)	(4,467)

Income before income taxes	1,947	4,223	7,035	9,674

Income tax provision	(482)	(240)	(2,110)	(1,548)

Net income	$1,465	$3,983	$4,925	$8,126

Basic earnings per share	$0.16	$0.41	$0.52	$0.84

Diluted earnings per share	$0.16	$0.40	$0.52	$0.83

The accompanying notes are an integral part of this statement.

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited, in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total

Balance at August 31, 1999	5,295	$5,295	4,431	$4,431	$102,179	$127,739	$239,644

Cumulative effect on prior years of applying FIFO method of accounting						729	729

Class B common stock converted to Class A common stock	119	119	(119)	(119)
Class A common stock repurchased	(28)	(28)			(366)		(394)
Class A common stock issued	3	3			27		30
Net income						10,366	10,366
Dividends paid						(1,945)	(1,945)

Balance at August 31, 2000	5,389	5,389	4,312	4,312	101,840	136,889	248,430

Class B common stock converted to Class A common stock	8	8	(8)	(8)
Class A common stock repurchased	(496)	(496)			(6,065)		(6,561)
Class A common stock issued	5	5			55		60
Net income						4,925	4,925
Dividends paid						(1,402)	(1,402)

Balance at May 31, 2001	4,906	$4,906	4,304	$4,304	$95,830	$140,412	$245,452

The accompanying notes are an integral part of this statement.

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, in thousands)

	For The Nine Months Ended May 31,
	2001	2000

Operations:
Net income	$4,925	$8,126
Noncash items included in income:
Depreciation and amortization	14,108	13,757
Equity in income of joint ventures	(5,777)	(5,888)
Deferred income taxes	(111)	122
(Gain) loss on disposal of assets	(340)	1,280
Cash provided (used) by changes in working capital:
Accounts receivable	1,379	(7,831)
Inventories	(3,232)	5,875
Prepaid expenses	423	1,096
Accounts payable	(161)	1,828
Accrued liabilities	(831)	(142)
Environmental liabilities		(17)
Other assets and liabilities	609	(817)

Net cash provided by operations	10,992	17,389

Investments:
Capital expenditures	(6,079)	(9,690)
Advances from (to) joint ventures	564	(3,306)
Distributions from joint ventures	2,035	1,565
Proceeds from sale of assets	827	1,159

Net cash used by investments	(2,653)	(10,272)

Financing:
Repurchase of Class A common stock	(6,561)
Issuance of Class A common stock	60
Dividends declared and paid	(1,402)	(1,460)
Reduction in long-term debt	(950)	(6,399)
Increase in long-term debt		83

Net cash used by financing	(8,853)	(7,776)

Net decrease in cash	(514)	(659)

Cash at beginning of period	2,407	6,174

Cash at end of period	$1,893	$5,515

The accompanying notes are an integral part of this statement.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2000 AND 2001
(Unaudited)

Note 1 – Summary Of Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited interim financial statements of Schnitzer Steel Industries, Inc. (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included.  Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, management suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the fiscal year ended August 31, 2000. The results for the three and nine months ended May 31, 2001 are not necessarily indicative of the results of operations for the entire year.

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

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2001	2000	2001	2000

Net income	$1,465	$3,983	$4,925	$8,126

Computation of shares:
Average common shares outstanding	9,226	9,726	9,426	9,726
Stock options	18	118	18	61
Diluted average common shares outstanding	9,244	9,844	9,444	9,787

Basic EPS	$0.16	$0.41	$0.52	$0.84

Diluted EPS	$0.16	$0.40	$0.52	$0.83

Dividend per share	$0.05	$0.05	$0.15	$0.15

Options to purchase 723,000 and 507,000 shares were outstanding at May 31, 2001 and 2000, respectively, but not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133).  On September 1, 2000, the Company adopted SFAS No. 133.  Adoption of this Statement did not have a material impact on the Company’s net income or shareholders’ equity.

Note 2 – Inventories:

Inventories consisted of the following (in thousands):

	May 31, 2001	August 31, 2000
	(Unaudited)	(Audited)

Recycled metals	$14,096	$23,359
Work in process	13,236	9,534
Finished goods	38,795	29,428
Supplies	13,450	14,017

	$79,577	$76,338

Note 3 – Environmental Liabilities:

Federal and state environmental regulatory agencies have been investigating potential contamination to a portion of the Willamette River in Portland, Oregon referred to as the Portland Harbor.  In December 2000, the U.S. Environmental Protection Agency (EPA) named the Portland Harbor a Superfund site. However, the precise nature and extent of any clean-up of the site, the parties to be involved, and the process to be followed for such a clean-up have not yet been determined.  The Oregon Department of Environmental Quality (DEQ) has requested operating history and other information from numerous persons and entities which own or conduct operations on properties adjacent to or upland from the Portland Harbor.  The DEQ has contacted Schnitzer Investment Corp. (SIC), a related party, from whom the Company leases its metals recycling and deep water terminal facility in Portland, Oregon, and requested that SIC perform a voluntary preliminary investigation of that property.  SIC has agreed to perform an investigation of the property.  The Company is obligated under its lease with SIC to bear all costs relating to the investigation and remediation of the property.  While the cost of the investigation is not expected to be material, no estimate has been made as to the cost of remediation, if any.  Accordingly, no accrual had been established as of May 31, 2001.

Note 4 – Change in Accounting Principle:

In the first quarter of fiscal 2000, the Company changed its method of accounting for recycled metals inventories from Last-In, First-Out (LIFO) to First-In, First-Out (FIFO).  Given the volatility of both prices and quantities, management believes that accounting for inventories using the FIFO method better matches revenues and expenses, and therefore is preferable.  In addition, the method is consistent with the Company’s other inventory pools. In accordance with Accounting Principles Board No. 20, “Accounting Changes,” upon adoption, the Company retroactively restated prior periods by applying the FIFO method of accounting in prior periods.  The statement of equity has been restated to reflect the change.

Note 5 – Segment Information:

The Company operates in two industry segments: metal processing and recycling (Metals Recycling Business) and mini-mill steel manufacturing (Steel Manufacturing Business).  Additionally, the Company is a partner in joint ventures in the metals recycling business or which are suppliers of unprocessed metals. The Company considers these joint ventures to be separate business segments because they are managed separately.  These joint ventures are accounted for using the equity method.  As such, the operating information provided below related to the joint ventures is shown separately from consolidated information, except for the Company’s equity in the income from the joint ventures.

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision-makers for the purpose of corporate management. The Company does not allocate corporate administrative expenses, interest income and expense, income taxes or other income and expenses related to corporate activity to its operating segments.  Assets and capital expenditures are not shown for the joint ventures as management does not use that information to allocate resources or assess performance.

The joint ventures’ revenues from external customers are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	May 31, 2001	May 31, 2000	May 31, 2001	May 31, 2000

Joint Ventures in the Metals Recycling Business	$90,397	$133,706	$311,213	$362,921
Joint Venture Suppliers of Metals	14,443	14,351	42,515	38,197
Total revenues	$104,840	$148,057	$353,728	$401,118

Income from operations:
Metals Recycling Business	$872	$3,790	$5,319	$9,750
Steel Manufacturing Business	1,840	1,850	3,503	5,267
Joint Ventures in the Metals Recycling Business	584	1,981	3,383	4,128
Joint Venture Suppliers of Metals	1,090	624	2,394	1,760
Corporate expense	(1,784)	(2,186)	(6,454)	(5,970)
Eliminations	(628)	(900)	166	(794)

Consolidated income (loss) from operations	$1,974	$5,159	$8,311	$14,141

Income from operations generated by the joint ventures represents the Company’s equity in the income or loss of these entities.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company operates in two industry segments.  The Company’s Metals Recycling Business collects, processes and recycles steel and other metals through its facilities.  The Company’s Steel Manufacturing Business operates a mini-mill near Portland, Oregon, which produces finished steel products and maintains two mill depots in Southern California and one in Central California.  Additionally, the Company is a partner in joint ventures that are either in the metals recycling business or are suppliers of unprocessed metals.

Results of Operations

The Company’s revenues and operating results by business segment are summarized below (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	May 31, 2001	May 31, 2000	May 31, 2001	May 31, 2000
		(Unaudited)
REVENUES:
Metals Recycling Business:
Ferrous sales	$34,834	$40,704	$107,726	$106,600
Nonferrous sales	10,824	10,878	31,767	27,608
Other sales	1,175	2,809	3,558	6,000
Total sales	46,833	54,391	143,051	140,208

Ferrous sales to Steel Manufacturing Business	(14,450)	(11,748)	(37,921)	(33,612)
Steel Manufacturing Business	36,607	52,284	122,037	135,386
Total	$68,990	$94,927	$227,167	$241,982

INCOME FROM OPERATIONS:
Metals Recycling Business	$872	$3,820	$5,319	$9,871
Steel Manufacturing Business	1,840	1,850	3,503	5,267
Joint Ventures in the Metals Recycling Business	584	1,981	3,383	4,128
Joint Venture Suppliers of Metals	1,090	624	2,394	1,760
Corporate expense	(1,784)	(2,216)	(6,454)	(6,091)
Eliminations	(628)	(900)	166	(794)
Total	$1,974	$5,159	$8,311	$14,141

NET INCOME	$1,465	$3,983	$4,925	$8,126

The Company’s joint ventures’ revenues and results of operations were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	May 31, 2001	May 31, 2000	May 31, 2001	May 31, 2000
		(Unaudited)
Total revenues from external customers recognized by:
Joint Ventures in the Metals Recycling Business	$90,397	$133,706	$311,213	$362,921
Joint Venture Suppliers of Metals	14,443	14,351	42,515	38,197

	$104,840	$148,057	$353,728	$401,118

Income from joint ventures recognized by the Company from:
Joint Ventures in the Metals Recycling Business	$584	$1,981	$3,383	$4,128
Joint Venture Suppliers of Metals	1,090	624	2,394	1,760

	$1,674	$2,605	$5,777	$5,888

The following table summarizes certain selected operating data for the Company and its joint venture businesses:

	For the Three Months Ended		For the Nine Months Ended
	May 31, 2001	May 31, 2000	May 31, 2001	May 31, 2000
SHIPMENTS (in thousands):		(Unaudited)

METALS RECYCLING BUSINESS:
Ferrous recycled metal (long tons):
To Steel Manufacturing Business	167	119	427	352
To other unaffiliated domestic customers	18	54	135	179
To export customers	207	238	615	582
Total ferrous recycled metal	392	411	1,177	1,113

Nonferrous metal (pounds)	29,600	25,800	85,000	68,000

STEEL MANUFACTURING BUSINESS
Finished steel products (short tons)	124	178	418	467

JOINT VENTURES IN THE METALS RECYCLING BUSINESS
Ferrous recycled metal (long tons)	587	687	2,126	2,141

Third Quarter Fiscal 2001 vs. Third Quarter Fiscal 2000

Revenues.  Consolidated revenues for the three months ended May 31, 2001 decreased $25.9 million (27%) from the same period last year.  The lower revenues were primarily attributed to decreased sales volumes for both the Metals Recycling Business and the Steel Manufacturing Business and lower selling prices for the Metals Recycling Business.

During the quarter ended May 31, 2001, revenues for the Metals Recycling Business, before intercompany eliminations, decreased $7.6 million (14%), which is attributed to lower ferrous shipping volumes as well as lower average ferrous sales prices per ton.   Ferrous sales volumes decreased by 5% while nonferrous volumes increased by 15%, compared with the prior year quarter.  The average sales prices for ferrous and nonferrous metals decreased by 10% and 13%, respectively, from the third quarter of fiscal 2000.  The lower ferrous sales volumes were due to lower domestic sales to third parties due to the softening U.S. economy and the timing of ferrous export shipments.  Also, ferrous sales prices were adversely affected by significant volumes of recycled metal exports out of the countries of the former Soviet Union.  Nonferrous sales volumes increased due to the sale of backlogs of nonferrous by-products from the shredders, and as a result of improved production and sorting processes at the Portland, Oregon and Tacoma, Washington yards.  Nonferrous sales prices decreased from last year’s third quarter due to a higher mix of lower grade by-products from the shredders and generally lower prices for other nonferrous commodities due to market weakness.  Other sales revenue declined primarily due to lower dock and wharfage sales caused by the softening U.S. economy.

The Steel Manufacturing Business’ revenues for the three months ended May 31, 2001 decreased  $15.7 million (30%), to $36.6 million from the prior year quarter, reflecting a 30% decrease in sales volumes.  The decrease in revenues was primarily due to lower sales volumes for all products, in particular wire rod and merchant bar.  During the third quarter of fiscal 2001, the Company chose to reduce the production and sale of lower margin wire rod products, focusing instead on those products, such as reinforcing bar, which have more favorable margins.  Competition from lower cost steel imports also continued to impact sales prices and volumes.  On June 5, 2001, President Bush asked the U.S. International Trade Commission to investigate the effects of steel imports on the domestic steel industry under Section 201 of the 1974 Trade Act.  If the Commission determines that steel imports are a threat to domestic steel producers, the President could impose safeguard restrictions on steel imports to aid the steel industry.  The slight increase in average selling price was due primarily to the change in the product mix between quarters.

Cost of Goods Sold.  Consolidated cost of goods sold decreased $23.4 million (27%) for the three months ended May 31, 2001, compared with the same period last year.  Cost of goods sold as a percentage of revenues stayed at 90%.  Gross margin decreased $2.5 million (27%) during the latest quarter as compared to the prior year quarter due to lower revenues.

During the third quarter of fiscal 2001, the Metals Recycling Business’ cost of goods sold decreased $4.9 million (10%) from the prior year quarter.  In addition, cost of goods sold as a percentage of revenues increased from 86% during the third quarter of fiscal 2000 to 90% during the third quarter of fiscal 2001.  As a result, gross profit decreased by $2.7 million to $4.6 million.  The decrease in gross margins is directly attributable to the lower average selling prices.

For the three months ended May 31, 2001, cost of goods sold for the Steel Manufacturing Business decreased $15.6 million (31%) compared to the same period last year and decreased as a percentage of revenues from 95% to 93%.  Total gross profit decreased from $2.8 million to $2.7 million compared with the third quarter last year due to lower revenues.  Margins increased compared with the third quarter of last year due to a higher mix of reinforcing bar, and a lower mix of wire rod, a lower margin product, as well as a slightly higher average sales price per ton.  Also contributing to the margin increase were lower production and raw material costs caused by a better balance of electricity use in the melting process and an improvement in product yield.  Additionally, the Company’s melt shop improved its efficiency during the last quarter, which is evidenced by it setting production records in each of the past seven months.  This efficiency improvement has helped to reduce the average manufacturing cost per ton by spreading fixed costs over more production tons.

Joint Ventures. The Joint Ventures in the Metals Recycling Business predominantly sell recycled ferrous metal.  Revenues for this segment in the third quarter of fiscal 2001 decreased 32% from the prior year quarter primarily due to a 15% decrease in sales volume and a 19% decrease in average sales price per ton. A decline in domestic sales, due to the softening U.S. economy, was partially offset by increased sales to Asian customers.  The average sales price per ton was lower due primarily to large supplies of lower cost ferrous metals coming out of the countries of the former Soviet Union.  Shipments of ferrous metal processed by the joint ventures decreased to 587,000 tons for the quarter ended May 31, 2001 from 687,000 tons for the same quarter in the prior year.  The decrease in sales volume was due in part to the timing of export shipments and the balance due to market conditions.

The Company’s equity in income from its Joint Ventures in the Metals Recycling Business for the third quarter of fiscal 2001 decreased to $0.6 million from $2.0 million in the third quarter of fiscal 2000.  The decrease in income from these joint ventures was primarily caused by lower average selling prices that compressed gross margins.

Revenues from the Joint Venture Suppliers of Recycled Metals remained relatively unchanged during the third quarter of fiscal 2001 as compared to the third quarter of last year.  For the three months ended May 31, 2001, the Company’s equity in income from these joint ventures increased to $1.1 million from $0.6 million in the same period last year.  The increase was primarily due to improved market conditions and higher volumes for the Company’s self-service auto dismantling joint venture.

Corporate Expense.  In the quarter ended May 31, 2001, corporate expense decreased $0.4 million compared with the same period last year.  This decrease was primarily due to lower compensation expenses offset in part by higher consulting costs related to the recent implementation of Economic Value Added (EVA®) financial and compensation system.

Interest Expense.  Interest expense for the third quarter of fiscal 2001 decreased $0.8 million to $1.2 million compared with the third quarter of fiscal 2000. The decrease was primarily a result of lower average borrowings due to decreased working capital levels and lower average interest rates.

Income Tax Provision.  The income tax rate is 25% for the third quarter of fiscal 2001, compared with 6% for the third quarter of fiscal 2000.  For both years, company management has determined that some of the valuation allowance offsetting the deferred tax asset for Proler net operating losses (NOLs) could be released because of the increased likelihood that the NOLs themselves will be realized.  The effect of this release on the tax rate was 27% in fiscal 2000 and an estimated 10% in fiscal 2001.  It is anticipated that the Company’s effective tax rate for the fiscal year will approximate 30%.

First Nine Months of Fiscal 2001 vs. First Nine Months of Fiscal 2000

Revenues.  Consolidated revenues for the nine months ended May 31, 2001 decreased $14.8 million (6%) from the same period last year.  The lower revenues were primarily attributed to decreased sales volumes for the Steel Manufacturing Business.

During the nine months ended May 31, 2001, revenues for the Metals Recycling Business, before intercompany eliminations, increased $2.8 million (2%), which is attributed to higher sales volumes. Ferrous and nonferrous sales volumes increased by 6% and 25%, respectively, from the same period in the prior year.  Average sales prices for ferrous and nonferrous metals were lower by 4% and 8%, respectively than the first nine months of fiscal 2000. This was primarily due to lower cost recycled metals being exported by the countries of the former Soviet Union.  The higher ferrous sales volumes were caused by good demand from China.  Domestic third-party sales declined 24% compared with the first nine months of fiscal 2000 as finished steel markets softened due to the slowing U.S. economy.  This decline was partially offset by a 21% increase in sales to the Steel Manufacturing Business.  In fiscal 2000, the Steel Manufacturing Business focused on reducing its recycled metals inventory which temporarily reduced its purchases from the Metals Recycling Business.  In fiscal 2001, with the recycled metals inventory reduction completed, sales more closely reflect the consumption by the mill.  Nonferrous sales volumes increased 25% primarily due to improved production and sorting processes at the Portland, Oregon and Tacoma, Washington yards as well as the culmination of a program to reduce the inventories of unprocessed nonferrous metal.  Other sales decreased primarily due to lower dock and wharfage sales as a result of the softening U.S. economy.

The Steel Manufacturing Business’ revenues for the nine months ended May 31, 2001 decreased  $13.4 million (10%), to $122.0 million, from the first nine months of the prior year.  The decrease in revenues was partly due to a 49,900 ton decrease (11%) in finished steel shipments during the first nine months of fiscal 2001 compared to the prior year partially offset by slightly higher average sales prices.  The demand for reinforcing bar has remained relatively strong as sales volumes increased 9% compared with the first nine months of fiscal 2000.  Sales volumes of other products were lower in part due to an increased supply of lower cost steel imports available in the market as well as decreased production of less profitable products such as wire rod, which has been severely impacted by imports.  The Company adjusted production to take advantage of markets where there was sufficient demand, in particular for reinforcing bar.

Cost of Goods Sold.  Consolidated cost of goods sold decreased by $9.6 million (4%) for the nine months ended May 31, 2001, compared with the same period last year.  Cost of goods sold increased as a percentage of revenues from 88% to 90%, which contributed to a $5.2 million decrease in gross margin during for the first nine months of fiscal 2001 as compared to the prior year.

During the first nine months of fiscal 2001, the Metals Recycling Business’ cost of goods sold increased $7.2 million over the prior year.  In addition, cost of goods sold as a percentage of revenues increased from 85% for the first nine months of fiscal 2000 to 89% during the first nine months of fiscal 2001.  As a result, gross profit decreased by $4.3 million to $16.4 million.  The decrease in gross margin in the first nine months of fiscal 2001 is attributable to higher average cost of goods sold per ton coupled with a slightly lower average selling price per ton compared with the first nine months of fiscal 2000.  Competition for the purchase of unprocessed ferrous metals in the Pacific Northwest has increased purchase prices compared with the first nine months of fiscal 2001, directly affecting overall gross margin.  Average selling prices are slightly lower due to lower cost recyclable metals being exported by countries of the former Soviet Union.  Domestic prices are also lower due to the general economic slowdown in the U.S.

During the first nine months of fiscal 2001, cost of goods sold for the Steel Manufacturing Business decreased $11.6 million compared to the same period last year and increased as a percentage of revenues from 96% to 95%.  Gross profit decreased from $7.9 million to $6.0 million compared with the first nine months of last year.  The average sales price per ton was slightly higher compared with the first nine months of fiscal 2000, and the average cost of goods sold per ton increased slightly, further eroding margins.  The increase was primarily due to increased sales in Southern and Central California, which included higher freight and handling costs in the cost of goods sold.  A shift in product mix to more reinforcing bar, which is a higher margin product, kept margins from eroding further.

Joint Ventures. For the nine months ended May 31, 2001, revenues for Joint Ventures in the Metals Recycling Business decreased by $51.7 million from the first nine months of last year.  The decrease was primarily due to lower average per ton sales prices for ferrous metals, as ferrous sales volumes approximated those of the first nine months of fiscal 2000.  Income recognized from these joint ventures decreased by $0.7 million over the first nine months of fiscal 2001 to $3.4 million.  The decrease was primarily caused by lower sales margins due to higher selling costs compared with the prior year.

Revenues of Joint Venture Suppliers of Metal increased from $38.2 million to $42.5 million primarily due to improved market conditions at the Company’s self-service auto dismantling joint venture.  Year-to-date, the Company’s equity in income from these joint ventures increased to $2.4 million from $1.8 million for the previous year.

Corporate Expense.  For the nine months ended May 31, 2001, corporate expense increased $0.4 million compared with the same period last year.  This increase was primarily due to consulting costs associated with the implementation of the Economic Value Added (EVA®) financial and compensation system plus increased salary expense due to the June 2000 annual merit increases.

Interest Expense.  For the nine months ended May 31, 2001, interest expense decreased $1.6 million to $4.1 million compared with the same period last year.  The decrease was primarily a result of lower average borrowings due to decreased working capital levels and lower average interest rates.

Other Income (Expense).  In the first nine months of fiscal 2001, other income increased $1.6 million compared with the first nine months of fiscal 2000.  The increase was mainly attributable to the fact that last year’s amount included a loss of $1.1 million on the sale of a vessel used to export recycled metal.

Income Tax Provision.  The income tax rate is 30% for the first nine months of fiscal 2001, compared with 16% for the first nine months of fiscal 2000. For both years, Company management has determined that some of the valuation allowance offsetting the deferred tax asset for Proler net operating losses (NOLs) could be released because of the increased likelihood that the NOLs themselves will be realized.  The effect of this release on the tax rate was 27% in fiscal 2000 and an estimated 10% in fiscal 2001.

Liquidity and Capital Resources.  Cash provided by operations, for the first nine months of fiscal 2001 was $11.0 million, compared with $17.4 million for the first nine months of fiscal 2000.  The decrease in cash flow is primarily due to an increase in inventories related to the Steel Manufacturing Business.

Capital expenditures for the nine months ended May 31, 2001 were $6.1 million compared with $9.7 million during the same period last year.  The decrease is primarily due to the completion of the expansion of the dock and the installation of the new shredder at the Company’s Tacoma, Washington facility during the first quarter of fiscal 2000.  The Company expects to spend approximately $3.1 million on capital projects during the remainder of fiscal 2001.

As a result of acquisitions completed in prior years, the Company has $23.0 million of accrued environmental liabilities as of May 31, 2001.  The Company expects to require significant future cash outlays as it incurs the actual costs relating to the remediation of such environmental liabilities.

As of May 31, 2001, the Company had committed unsecured revolving lines of credit totaling $200 million maturing in 2003.  The Company also had additional unsecured lines of credit of $50 million, which were uncommitted.  In the aggregate, the Company had borrowings outstanding under these lines totaling $82.5 million at May 31, 2001.  The Company’s debt agreements have certain restrictive covenants.  As of May 31, 2001, the Company was in compliance with such covenants.

Pursuant to a stock repurchase program the Company is authorized to repurchase up to 1.75 million shares of its stock when the market price of the Company’s stock is not reflective of management’s opinion of an appropriate valuation of the stock.  Management believes that repurchasing shares under these conditions enhances shareholder value.  During the first nine months of fiscal 2001, the Company repurchased 0.5 million shares for $6.6 million.  As of May 31, 2001, the Company had repurchased a total of 1.2 million shares under this program.

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

Both the Metals Recycling and Steel Manufacturing Businesses have been affected by the slow down in the U.S. economy.  However, the Company has not yet seen significant softening in demand for recycled metals in the export market.  Export prices for recycled ferrous metals are expected to approximate the third quarter fiscal 2000 levels.  In addition, sales volumes are expected to approximate normal quarterly levels.  The Company anticipates that the Steel Manufacturing Business’s fourth quarter results will continue to decrease due to the slow down in the U.S. economy.  The Company curtailed production of one of its rolling mills in June 2001 to better match production with sales volume.  The slow down in the U.S. economy is expected to cause average prices to show a modest decline in the fourth quarter.  Steel sales volumes are expected to increase by approximately 5% from the third quarter, anticipating seasonal sales increases.  Based upon current information, the Company expects that fourth quarter of 2001 results will approximate break-even levels.

Factors That Could Affect Future Results.  Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  One can generally identify these forward-looking statements because they contain “expect”, “believe”, and other words which convey a similar meaning. One can also identify these statements as they do not relate strictly to historical or current facts.  Examples of factors affecting Schnitzer Steel Industries, Inc.’s wholly-owned operations and its joint ventures (the Company) that could cause actual results to differ materially are the following:

Cyclicality and General Market Considerations:  Selling prices for recycled metals are highly cyclical in nature and subject to worldwide economic conditions.  In addition, the cost and availability of recycled metals are subject to volatile supply and demand conditions beyond the Company’s control, resulting in periodic fluctuations in recycled metals prices.  While the Company attempts to maintain margins by responding to changing recycled metals selling prices through adjustments to its metals purchase prices, the Company’s ability to do so is limited by competitive factors as well as the impact of lower prices on the volume of scrap available to the Company.  Moreover, increases in recycled metals prices can adversely affect the operating results of the Company’s Steel Manufacturing Business because increases in steel prices generally lag increases in ferrous recycled metals prices.

The steel industry is also highly cyclical in nature and sensitive to general economic conditions.  Future economic downturns or a stagnant economy may adversely affect the performance of the Company.

The Company expects to continue to experience seasonal fluctuations in its revenues and net income. Revenues can fluctuate significantly quarter to quarter due to factors such as the seasonal slowdown in the construction industry, which is an important buyer of the Company’s finished steel products.  The timing and extent of the slowdown is also dependent on the weather.

The Company makes a number of large ferrous recycled metals shipments to foreign steel producers each year.  Customer requirements, shipping schedules and other factors limit the Company’s control over the timing of these shipments.  Variations in the number of foreign shipments from quarter to quarter will result in fluctuations in quarterly revenues and earnings.  The Company’s expectations regarding ferrous metal sales prices and volumes, as well as earnings, are based in part on the assumption that orders from customers for larger shipments are not cancelled or delayed.

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

The domestic steel industry also is highly competitive.  Steel prices can be highly volatile and price is a significant competitive factor.  The Company competes with several steel producers in the western U.S. for sales of its products.  In addition, the Company has experienced significant foreign competition, which is often subsidized by large government agencies, in recent years and there can be no assurance that such competition will not increase in the future.  On June 5, 2001, President Bush asked the U.S. International Trade Commission to investigate the effects of steel imports on the domestic steel industry under Section 201 of the 1974 Trade Act.  If the Commission determines that steel imports are a threat to domestic steel producers, the President could impose safeguard restrictions on steel imports to aid the steel industry.  The Company cannot, however, predict the outcome of the investigation or its impact on prices and operating results.

Joint Ventures:  The Company has significant investments in joint venture companies.  The Company does not manage the day-to-day activities of these businesses.  As a result, it does not have the same ability to control the operations and related financial results as it does with its wholly owned businesses. These businesses are, however, impacted by many of the same risk factors mentioned above. Therefore, it is difficult to predict the financial results of these businesses.

Energy Supply:  The Company and its joint ventures utilize various energy sources to operate their facilities. In particular, electricity and natural gas currently represent approximately 10% of the cost of steel manufactured for the Company's Steel Manufacturing Business.  The Steel Manufacturing Business purchases hydroelectric power under long-term contracts from government sources which rely on the Bonneville Power Administration (BPA).  Historically, these contracts have had favorable prices and are long-term in nature. The latest contract expires in October 2001.  On June 29, 2001, the BPA announced a 46% rate increase as of October 1, 2001.  Rates will be adjusted by the BPA every six months from then forward.  It is not possible to predict future rate changes.  A new contract is being negotiated; however the terms are uncertain and are difficult to predict.

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

One should understand that it is not possible to predict or identify all factors that could cause actual results to differ from the Company’s forward-looking statements.  Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.  Further, the Company does not assume any obligation to update any forward-looking statement.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company periodically uses derivative financial instruments to limit exposure to changes in interest rates.  Because such derivative instruments are used solely as hedges and not for speculative trading purposes, they do not represent incremental risk to the Company.  For further discussion of derivative financial instruments, refer to “Fair Value of Financial Instruments” in the consolidated Financial Statements included in Item 8 of Form 10-K for the fiscal year ended August 31, 2000.

PART II

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K:

(a)	Exhibits

9.1 Schnitzer Steel Industries, Inc. 2001 Restated Voting Trust and Buy-Sell Agreement dated March 26, 2001.

(b)	Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC. (Registrant)

Date:	July 16 , 2001	By:	/s/ Barry A. Rosen
Barry A. Rosen Vice President, Finance