Form 10-Q/A
period 2001-05-31
SCHNITZER STEEL INDUSTRIES INC
filed 2001-08-07
CIK 912603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
AMENDMENT NO. 1

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2001

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_________to_________.

Commission file number 0-22496

SCHNITZER STEEL INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

OREGON	93-0341923

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3200 N.W. Yeon Ave.
P.O Box 10047
Portland, OR	97296-0047

(Address of principal executive offices)	(Zip Code)

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
Yes ☒  No ☐

The Registrant had 4,905,726 shares of Class A Common Stock, par value of $1.00 per share, and 4,303,828 shares of Class B Common Stock, par value of $1.00 per share, outstanding at July 1, 2001.

SCHNITZER STEEL INDUSTRIES, INC.

The undersigned registrant hereby amends its Quarterly Report on Form 10-Q for the quarter ended May 31, 2001 to correct a typographical error.  Under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the third sentence of the paragraph before the section entitled “Factors That Could Affect Future Results” has been amended to read as follows:

“Export prices for recycled ferrous metals are expected to approximate the third quarter fiscal 2001 levels.”

Amended Item 2. in its entirety is as follows:

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

Both the Metals Recycling and Steel Manufacturing Businesses have been affected by the slow down in the U.S. economy.  However, the Company has not yet seen significant softening in demand for recycled metals in the export market.  Export prices for recycled ferrous metals are expected to approximate the third quarter fiscal 2001 levels.  In addition, sales volumes are expected to approximate normal quarterly levels.  The Company anticipates that the Steel Manufacturing Business’s fourth quarter results will continue to decrease due to the slow down in the U.S. economy.  The Company curtailed production of one of its rolling mills in June 2001 to better match production with sales volume.  The slow down in the U.S. economy is expected to cause average prices to show a modest decline in the fourth quarter.  Steel sales volumes are expected to increase by approximately 5% from the third quarter, anticipating seasonal sales increases.  Based upon current information, the Company expects that fourth quarter of 2001 results will approximate break-even levels.

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

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date:	August 7 , 2001	By:	/s/Barry A. Rosen

Barry A. Rosen
Vice President, Finance