Form 10-K
period 2001-08-31
SCHNITZER STEEL INDUSTRIES INC
filed 2001-11-29
CIK 912603

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended August 31, 2001	Commission File Number 0-22496

SCHNITZER STEEL INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

OREGON	93-0341923
(State of Incorporation)	(I.R.S. Employer Identification No.)

3200 N.W. Yeon Ave., P.O. Box 10047
Portland, OR	97296-0047
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐.

The aggregate market value and the number of voting shares of the registrant's common stock outstanding on October 31, 2001 was:

			Market Value
Title of Each Class	Shares Outstanding Held By		Held By
of Common Stock	Affiliates	Non-Affiliates	Non-Affiliates
Class A, $1 par value	280,036	4,566,080	$60,728,864
Class B, $1 par value	4,303,828	0	N/A

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated herein by reference in Part III.

TABLE OF CONTENTS

PART	ITEM

I	1.	BUSINESS
Overview
Business Strategy
Metals Recycling Business
Joint Ventures
Steel Manufacturing Business
Environmental Matters
Employees

	2.	PROPERTIES
	3.	LEGAL PROCEEDINGS
	4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	4(a).	EXECUTIVE OFFICERS OF THE REGISTRANT

II	5.	MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

	6.	SELECTED FINANCIAL DATA
	7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	7(a)	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
	9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

III	10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	11.	EXECUTIVE COMPENSATION
	12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

IV	14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

PART I

ITEM 1.                  BUSINESS

Overview

Schnitzer Steel Industries, Inc. (the Company) and its joint venture businesses collect, process and recycle metals by operating one of the largest metals recycling businesses in the United States.  The Company also manufactures finished steel products at its technologically advanced steel mini-mill (the Steel Manufacturing Business).  As a result of its vertically integrated business, the Company is able to transform auto bodies and other unprocessed metals into finished steel products.  The Company believes that its Metals Recycling and Steel Manufacturing Businesses are cost competitive in their markets.

The Company's wholly owned recycling business (the Metals Recycling Business) and its joint ventures have major collection and processing facilities in the following locations:

Metals Recycling Business

Joint Venture Operations

Portland, OR	Jersey City, NJ
Oakland, CA	Long Island, NY
Tacoma, WA	Los Angeles, CA
Sacramento, CA	Everett, MA
Eugene OR	Providence, RI
Fresno, CA

The Metals Recycling Business’ twelve yards sold 1.5 million ferrous tons in fiscal 2001  Additionally, through joint ventures, the Company participates in the management of an additional 28 metals recycling collection and processing facilities.  These joint ventures sold 3.1 million ferrous tons in fiscal 2001.  Additionally, these joint ventures provide international and domestic services which broker approximately 1.3 million tons per year.

As the steel industry in the United States consolidates, the Company believes it is well positioned to remain a leader in the metals recycling and steel-making industries.  In addition, it is anticipated that the demand for recycled ferrous metals will increase due to the continued transformation of the world’s steel producers from virgin iron ore based blast furnaces to newer, technologically advanced electric arc furnace (EAF) mini-mills. In the last 25 years, steel production using recycled metals and the EAF process has grown dramatically. The EAF process, which uses 85-95% recycled metal compared with the traditional steel-making process that uses less than 35% recycled metal, is more environmentally sound and energy efficient.  By recycling steel, limited natural resources are preserved and the need to disrupt the environment with the mining of virgin iron ore is greatly reduced.  Further, when recycled metal, instead of iron ore is used for new steel production, air and water pollution generated by the production process decreases.  Currently, almost half of U.S. steel and much of foreign-based steel is produced using the EAF process.  China, the world’s largest steel producing country, uses the EAF technology to produce only 18% of its steel.  Industry analysts have projected China’s EAF based production to increase to approximately 35% by the year 2005. Today, China is the Company’s, and many of its joint ventures’, largest destination for its recycled metal products.  Using the EAF process to produce new steel makes the recycled ferrous metal commodity a strategic raw material for both domestic and foreign markets.  This benefits the Company and its joint ventures in the metals recycling business due to their strategic geographic locations at many of the major deep-sea ports in the United States.  This allows the Company and its joint ventures the option of supplying the domestic steel mills as well as foreign steel producers.

The Company's Steel Manufacturing Business is conducted by its wholly owned subsidiary, Cascade Steel Rolling Mills, Inc.  The Steel Manufacturing Business produces steel reinforcing bar (rebar), wire rod, merchant bar, coiled rebar, fence posts, specialty sections and grape stakes.  The Company believes that the Steel Manufacturing Business has a strong competitive position in its market due to its readily available source of recycled metals, efficient production processes, state-of-the-art technology, well-located shipping and transportation facilities, access to competitively priced hydroelectric power, and proximity to California and other major western markets.

Business Strategy

The Company’s business strategy emphasizes continued growth of the ferrous recycled metals business through additive acquisitions and joint ventures, and maintaining its status as a low-cost producer of both recycled metal and finished steel products through investments in state-of-the-art manufacturing equipment and increased production efficiencies.

The Company considers itself, first and foremost, a ferrous metals recycling company, with historically over 60% of its operating income, before corporate expenses and eliminations, derived from the Metals Recycling Business and its Joint Ventures in the Metals Recycling Business.  The Metals Recycling Business is one of the leading processors in each of the markets in which it operates.  Future capital expenditures will focus largely on increasing the Company’s position as one of the premier recycled metals processors in the country.

The Company’s Metals Recycling Business enters into sales contracts by selling forward 45 to 90 days and purchases unprocessed metals on a daily basis. The typical supplier is a relatively small, local business or manufacturer who sells unprocessed metals in limited quantities.  The typical supplier generally does not have the ability to inventory material in significant quantities, and therefore lacks the market leverage to influence prices.  By knowing the price for which the processed material will be sold and the costs involved in processing the metals, the Company is generally able to take advantage of this differential in timing between purchases and sales and negotiate prices with suppliers that secure profitable transactions.  However, the Asian financial crisis that occurred during fiscal 1998 and 1999 caused recycled metals selling prices to drop faster than the Company was able to decrease purchase prices for unprocessed metals.  Also, in order to ensure an adequate inflow of unprocessed metals, the Company had to maintain certain minimum purchase price levels.  As the recycled metals markets stabilized, the Company was able to regain a portion of the margins and virtually all of the volume it had lost as a result of the Asian financial crisis.  Although the Asian economies have generally improved from the crisis levels, the Company continues to operate in a very competitive market.  During the last two years, the Company has seen unusually large volumes of good quality ferrous recycled metals come from the former Soviet Union, primarily from the Ukraine and other Black Sea countries.  These countries have exported their products to many of the Company’s traditional markets (e.g., South Korea, Japan and Turkey).

The Company has developed a multi-part growth strategy, which includes the following elements:

Expand Metals Recycling Operations.  The Company will continue to seek expansion opportunities for its Metals Recycling Business within both its existing markets and elsewhere in North America.  The Company has focused on and will continue to emphasize increasing its sources of unprocessed ferrous metals through its existing network and through selective acquisitions or through joint ventures with metals processors and suppliers.  Examples include:

•      During fiscal 1998, the Company and one of its joint venture partners increased their East Coast market position through the buyout of a third joint venture partner and the completion of two other strategic joint venture acquisitions;

•      In November 1996, the Company acquired Proler International Corp. (Proler).  Proler’s joint ventures process approximately 3 million long tons of ferrous metals per year;

•      In March 1995, the Company purchased Manufacturing Management, Inc. (MMI), another metals processor which added approximately 500,000 long tons per year to the Company’s ferrous recycled metals volume;

•      In December 1993, the Company acquired four metals collection and processing facilities in central and southern Oregon.

The Company has also made a series of investments in other joint ventures, which increase the Company’s sources of unprocessed metals supply.  The Company’s most significant joint venture, in this regard, operates self-service used auto parts yards, primarily in California.  This joint venture operates under the name of Pick-N-Pull Auto Dismantlers (Pick-N-Pull).  The Company’s Oakland facility receives car bodies from Pick-N-Pull for processing and sale as shredded recycled metal.

Complete Additive Acquisitions.  The Company intends to complete acquisitions it believes will earn income, after tax, in excess of its cost of capital.  Over the past several years, particularly before the Asian financial crisis created uncertainty in the recycled metals industry, several companies in the metals recycling business acquired other recycled metals companies at prices which the Company believes were unjustifiably high.  The Asian financial crisis coupled with the current world-wide economic slowdown has since caused significant dislocations in the recycled metals industry.  It is the Company’s belief that, as a result of these dislocations, some of these acquired companies may again become available at attractive prices. With a strong balance sheet, cash flows and available borrowing capacity, the Company believes it is in an attractive position to complete an acquisition should one fitting the Company’s long-term strategic plans become available and if a reasonable price can be attained.

Invest in State-of-the-Art Processing and Manufacturing.  The Company’s objective is to be a low cost producer of both recycled metals and finished steel products in order to maximize the operating margin for both operations.  To meet this objective, the Company has focused on and will continue to emphasize the efficient purchasing and processing of metals.  Additionally, the Company has made significant investments in state-of-the art equipment to ensure that its operations have cost effective technology to produce high quality products and to maximize economies of scale.  The Company continues to invest in equipment to improve the efficiency and capabilities of its businesses.  During the last five years the Company has spent $61.7 million on capital improvements.

In fiscal 2001, the Company began installation of a static var compensator at the Steel Manufacturing Business’ mini-mill which, when completed in late 2001, will provide a more uniform power supply to the steel making process.  In addition, the Portland, Oregon metals recycling facility is installing a dewatering process that removes water from auto shredder residue.  This residue is then sent to landfills for disposal.  By removing water from the residue, the Company will lower the water content by approximately 40%, thereby reducing weight and disposal costs.  Also, the same facility installed an eddy current separator, which recovers more high-valued nonferrous metal from the auto shredding process.

During fiscal 2000, the Company completed the installation of a state-of-the-art automobile shredder, capable of shredding over 2,000 tons per day, at its Tacoma facility.  This shredder replaced two obsolete shredders that on a combined basis were capable of producing only 1,000 tons per day.  The new shredder is reducing operating costs and has improved product quality; as well, it has allowed the Tacoma metals recycling facility to shred material that was previously sold as lower valued materials.  Additionally, the dock and bulkhead at the Tacoma facility were rebuilt during fiscal 1999 to more efficiently handle the increased shredder capacity, the exporting of metals and receipt of bulk unprocessed metals from Alaska.

Economic Value Added.  In fiscal year 2001, the Company implemented an Economic Value Added (EVA®) financial measurement and compensation system.  EVA measures the value of, and guides, economic decision making based on established return on investment criteria that the Company believes meets the expectations of the financial markets.  Decisions made under EVA are designed to create long-term, sustainable value.  In addition, under EVA decision making is decentralized and provides managers with the financial analysis tools to make better decisions.  Managers’ incentive pay is directly linked to success in creating value and is designed to motivate and reward reasonable and sensible risk taking.  EVA measures and evaluates the performance of the Company and its employees by explicitly recognizing the cost of equity, as well as debt, capital and quantifying the results.

Increase Finished Steel Production and Product Flexibility.  In February 1996, a second rolling mill (Rolling Mill #2) was completed, increasing the Steel Manufacturing Business’ production capacity.  Additionally, in February 1997, the Company completed the installation of a rod block at Rolling Mill #2.  The rod block has allowed the Company to enhance and diversify its product mix through the production of coiled rebar and wire rod.  In addition, the ability of the new bar mill to produce existing cut-to-length rebar products permits the Company to increase its production of higher-margin merchant bar products at Rolling Mill #1 and also increases the Company’s flexibility to adjust its product mix among rebar, merchant bar and wire rod products to respond to relative demand and price conditions among these products and to maximize profits.  Rolling Mill #2 expands the Company’s rolling capacity, based on anticipated product mix, to about 700,000 tons annually.  The Company does not expect to expand the Steel Manufacturing Business through significant capital additions in the foreseeable future.

Capture Benefits of Integration.  The Company has historically sought to capture the potential benefits of business integration whenever possible.  The Company believes it enjoys a competitive advantage over non-vertically integrated mini-mill steel producers as a result of its extensive metals recycling operation.  The Metals Recycling Business ensures the Steel Manufacturing Business will receive a predictable, high quality supply of recycled metals in an optimal mix of grades for efficient melting.  Likewise, the Steel Manufacturing Business ensures a steady market for a portion of the Metals Recycling Business’ production.  In the Steel Manufacturing Business, the Company's wire rod and bar mill has upgraded and continues to upgrade the Company's finished steel production and product mix.

The Company leverages a portion of shared administrative services with certain of its joint venture partners and related companies which reduces the cost of these services to the Company.  These relationships also provide the Company with expertise related to real estate and ocean shipping management.

Metals Recycling Business

The Company is one of the largest metals processors in the United States, with twelve wholly owned metals collection and processing facilities.  The Company buys, processes and sells ferrous metals to foreign and domestic steel producers or their representatives and to the Steel Manufacturing Business.  The Metals Recycling Business also purchases metal from other recycled metals processors for shipment directly to the Steel Manufacturing Business without further processing by the Metals Recycling Business.  To a lesser extent, the Company also buys, processes and sells nonferrous metals to both the domestic and export markets.  A significant portion of the nonferrous volume comes as a by-product of the automobile shredding process.

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

The Company's Portland, Oakland, and Tacoma metals recycling facilities are located at deep water terminals operated by the Company and also have rail and highway access.  The Company owns the Oakland and Tacoma facilities and leases the Portland location from a related party.  As a result, the Company believes it is strategically located, both for collection of unprocessed metals from suppliers and for distribution of processed recycled metals to West Coast and foreign steel producers.  Additionally, because the Company operates the terminal facilities, it is not subject to berthing delays often experienced by users of unaffiliated terminals.  The Company’s loading costs are believed to be lower than they would be if the Company were to utilize third party terminal facilities.

Customers and Marketing.  The following table sets forth information about the amount of ferrous recycled metals sold by the Company's Metals Recycling Business to certain groups of customers during the last five fiscal years:

	Year Ended August 31,
	2001		2000		1999		1998		1997
	Sales	Vol.[1]	Sales	Vol.[1]	Sales	Vol.[1]	Sales	Vol.[1]	Sales	Vol.[1]
	(dollar amounts in millions)
Asian Steel Producers and Representatives	$73.4	777	$72.9	761	$39.5	491	$90.4	720	$111.1	853
Steel Manufacturing Business:
Supplied by Company Facilities	41.5	471	38.0	411	38.0	447	44.5	382	43.7	362
Purchased from Others for Direct Shipment [2]	7.1	95	7.2	87	6.2	92	10.4	98	14.1	132
	48.6	566	45.2	498	44.2	539	54.9	480	57.8	494
Other US Steel Producers	13.3	139	25.3	247	18.0	194	30.0	235	23.3	171
Total	$135.3	1,482	$143.4	1,506	$101.7	1,224	$175.3	1,435	$192.2	1,518

1               In thousands of long tons (2,240 pounds).

2               Consists of recycled metal that is not processed by the Metals Recycling Business.

The Company sells recycled metals to foreign and other domestic steel producers or their representatives and to the Steel Manufacturing Business.  The Company has developed long-standing relationships with Asian and U.S. steel producers.  The Company’s Asian recycled metals customers are located principally in China, Thailand, Japan, South Korea and Taiwan.  To serve these customers more effectively, the Company operates a wholly-owned subsidiary, SSI International Far East Ltd., in Seoul, South Korea.  Additionally, the Company uses representatives in Tokyo, Japan to provide market data.  The Company believes these representatives not only enhance the Company's service to its Asian customers, but also provide a valuable local presence and source of information in these markets.  The Metals Recycling Business’ five largest customers accounted for 45% of recycled metals sales to unaffiliated customers.  However, the Company's recycled metals customers vary from year to year due to demand, relative currency values and other factors.  All recycled metals sales are denominated in U.S. dollars and substantially all significant recycled metals shipments to foreign customers are supported by letters of credit.

Historically, ferrous recycled metals prices have on average increased over the long term; such prices, however, are subject to market cycles.  Prices for foreign recycled metals shipments are generally established through a competitive bidding process.  The Company generally negotiates domestic prices based on export price levels.  Foreign recycled metals sales contracts typically provide for shipment within 45 to 90 days after the price is agreed to, which, in most cases, includes freight.  Over the last two years there have been a number of attempts by competitors and others to use e-commerce via the Internet for the sale of recycled metals.  To date none of these efforts have had a meaningful impact on the business.  The Company attempts to respond to changing export price levels by adjusting its purchase prices at its metals recycling yards to maintain its operating margin dollars per ton.  However, the Company's ability to fully maintain its operating margin per ton through periods of rapidly declining prices can be limited by the impact of lower purchase prices on the volume of recycled metals flowing to the Company from marginal unprocessed metal suppliers.  Accordingly, the Company believes it benefits from rising recycled metals prices, which provide the Company greater flexibility to maintain or widen both margins and unprocessed metals flow into its yards.

Sources of Unprocessed Metals. The most common forms of raw metals purchased by the Company are wrecked automobiles, railroad cars, railroad tracks, machinery, home appliances, and demolition metal from buildings and other obsolete structures.  The metals are acquired from drive-in sellers at posted prices at the Company's twelve metals recycling yards, from drop boxes at over 1,000 industrial sites and through negotiated purchases from railroads and other large suppliers.  The Company purchases unprocessed metals from a large number of suppliers, including railroads, industrial manufacturers, automobile salvage yards, metals dealers and individuals.  Metals recycling yards situated nearest to unprocessed metals sellers and major transportation routes have a competitive advantage because of the significance of freight charges relative to the value of metals.  The Company's Portland yard benefits from northwestern rail, highway and water transportation routes allowing it to attract sellers from Oregon, Washington, Idaho, Montana, Utah, Nevada and Northern California.  The Eugene, Grants Pass, White City and Bend yards are smaller facilities that serve as collection points from central and southern Oregon.  These yards primarily use trucks and railroads to transport their products.  The Oakland yard gives the Company sourcing capability in the San Francisco Bay area, one of the largest metropolitan regions in the country. The Sacramento, Fresno, and Reno yards are smaller facilities that serve as collection points for unprocessed metals from the central valley of California and Western Nevada and are served by rail and trucks.  The Company's Tacoma yard, along with its Anchorage, Alaska yard, collects unprocessed metals from Seattle and the entire Puget Sound area as well as from throughout Washington, Montana, Idaho, Alaska, and Western Canada.  Product is shipped and received via rail, truck and water (e.g. ship or barge).  No single supplier accounted for more than 5% of the unprocessed metals purchased by the Company during the last fiscal year.

Metals Recycling.  The Company processes raw metal by cleaning, sorting, shearing and shredding it into metal pieces of a size, density and purity required by customers for introduction into their melting furnaces.  Smaller, denser pieces of recycled metals are more valuable because they melt more easily than larger pieces and more completely fill a steel mill’s furnace charge bucket.  Over 80% of the ferrous metals collected by the Company's metals recycling facilities requires processing before sale.

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

The Portland and Oakland facilities each operate a large auto shredder capable of processing up to 1,500 tons of metal per day.  In fiscal 2000, the Tacoma facility completed the installation of a state-of-the-art shredder capable of shredding over 2,000 tons per day.  These shredders reduce automobile bodies and other light gauge sheet metal into fist-size pieces of shredded recycled metal in seconds.  The shredded material is then carried by conveyor under magnetized drums, which attract the ferrous recycled metal and separate it from the nonferrous metals and other material (fluff) found in the shredded material, resulting in a relatively pure and clean shredded steel product.  The nonferrous metal and fluff then pass through a separator that removes the fluff.  In Oakland, the nonferrous metals are further processed using a sink float method to separate aluminum from other metals based on the differences in their specific gravities.  The remaining nonferrous metals are either hand sorted and graded before being sold or sold unsorted.  During fiscal 2000, the Portland yard installed a new indoor nonferrous sorting system, which allows for greater recovery of high value nonferrous products.

The new shredder at the Tacoma facility has significantly expanded the processing capacity at that site.  Additionally, this new shredder is designed to provide a denser product, which can be more efficiently used by steel mills and to handle materials which, in the past, could not have been shredded.  During fiscal 2002, the Company will complete the upgrade of its Tacoma nonferrous sorting capabilities to increase the capacity and improve the nonferrous recovery from the automobile shredding process.  In fiscal 2002, the addition of the Portland de-watering process will also be completed, lowering the cost of auto shredder residue disposal.

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

Competition.  The Company competes for both the purchase of unprocessed metals from suppliers and the sale of processed recycled metals to finished steel producers.  Competition for unprocessed metals purchased in the Metals Recycling Business’ markets comes primarily from larger, well financed competitors and those who buy product on the behalf of mills.  Other competitors include smaller metals yards and dealers who buy recycled metals directly.  The Company also competes with smaller, regional shredder operators and dealers who can impact prices and volumes of certain commodities in smaller geographic areas.  The predominant competitive factors impacting the Company’s recycled metals sales and its ability to obtain unprocessed metals are price, including shipping costs, availability, reliability of service and product quality.

The Company competes with a number of U.S. and foreign recycled metals processors for export sales.  Price, including shipping costs, and availability are the most important competitive factors, but reliability and quality are also important.  During the last two years, the Company has experienced increasing competition from countries that were part of the former Soviet Union.  The quality of their product is generally good and their pricing is generally aggressive, as they tend to operate for the generation of cash flow versus focusing on traditional income and return on investment theory.  However, these countries often lack the infrastructure needed to guarantee time of delivery.  The Company believes that its size and locations allow it to compete effectively with other U.S. and foreign metals recyclers.

Seasonality.  The Company makes a number of large ferrous metals shipments to foreign steel producers each year.  The Company's control over the timing of shipments is limited by customers' requirements, shipping schedules and other factors.  Variations in the number of shipments from quarter to quarter result in fluctuations in quarterly revenues, earnings, and inventory levels.

Backlog.  On August 31, 2001, the Company's Metals Recycling Business had a backlog of firm orders of $23.9 million, as compared to $18.4 million on August 31, 2000.  All of the backlog on August 31, 2001 was related to export shipments.

Joint Ventures

The Company has invested in certain joint ventures which process and sell recycled metals to third parties and other joint ventures that supply unprocessed metals to the Company’s operations and other metals buyers.  The Company’s joint ventures with Hugo Neu Corporation recognized revenues of $438.2 million in fiscal 2001 and $437.7 million in fiscal 2000.  The Pick-N-Pull Auto Dismantling joint venture recognized revenues of $37.8 million in fiscal 2001 and $34.9 million in fiscal 2000.  Other joint ventures recognized revenues of $25.3 million in fiscal 2001 and $29.6 million in fiscal 2000.

I.        Joint Ventures in the Metals Recycling Business

The Company owns interests in five joint ventures that are engaged in buying, processing, and selling primarily ferrous metal.  The Company is a 50% partner in four of these joint ventures and is a 30% partner in another smaller joint venture.  These joint ventures process and sell approximately 3 million long tons of ferrous metals per year.  Through these joint ventures, the Company participates in the management of 26 metals collection and processing facilities, including export terminals in Los Angeles, California, Everett, Massachusetts, Portland, Maine, Providence, Rhode Island and Jersey City, New Jersey and 21 feeder yards.  At the feeder yards metal is collected, processed and then transported to one of the joint venture’s export terminals for subsequent sale or sold directly to domestic purchasers.  The Company also owns a 50% interest in two smaller metals recycling joint ventures in the Western United States.

Metals Processing and Supply.  The joint ventures predominantly produce shredded recycled metal and other grades of ferrous recycled metal, primarily heavy melting and premium grades.  Like the Metals Recycling Business, the joint ventures process metals by shredding, sorting, baling, shearing or cutting the metals into pieces suitable for melting.  Processed metals are either inventoried for later shipment or shipped directly by rail, truck, ship or barge to foreign or domestic steel mills.

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

In fiscal 2001, the export terminal in New Jersey began a dredging project on a private channel adjacent to the terminal as well as a small portion of the Hudson River.  The project is expected to provide the Company's  New Jersey joint venture with numerous benefits that include increasing the depth of water in the private channel, which will allow export ships to be loaded entirely alongside the export yard.  Currently, export ships can only load a portion of their cargoes alongside the yard due to the channel’s depth and the balance of the cargo has to be loaded by shuttling barges between the export yard and the ship anchored in the bay.  The elimination of the shuttle system and the related “double handling” is expected to significantly reduce loading costs at this yard.  It is anticipated that a significant portion of the dredging costs will be financed by a tax exempt low interest  rate bond, requiring interest-only payments for 35 years.  The bond is partially supported by local governmental agencies.

Competition.  The predominant competitive factors which impact the joint ventures’ ability to obtain unprocessed metals as a raw material and recycled metals sales are price, including shipping costs, availability, reliability of service and product quality.  See Competition in the Metals Recycling Business section of this report.

II.            Joint Venture Suppliers of Metals

The Company is a 50% partner in a joint venture which operates seventeen self-service used auto parts yards in central California and the Bay Area, two yards in Nevada, and one yard each in Texas, Utah, Illinois, and Indiana.  Customers purchase parts that they remove themselves from wrecked automobiles purchased by the joint venture and displayed in its yards.  The Company then has a right of first refusal to purchase the picked over car bodies for shredding at the Oakland metals recycling operation.  During fiscal 2001, the Company purchased substantially all the car bodies generated in California by this joint venture.

The Company is also a 50% partner in two joint ventures operating out of Richmond, California which are industrial plant demolition contractors.  These joint ventures dismantle industrial plants, perform environmental remediation, resell any machinery or pieces of steel that are salvaged from the plants in a usable form, and sell other recovered metals, primarily to the Company.  During fiscal 2001, the Company purchased substantially all of the ferrous metals generated by these joint venture.

The Company purchased 191,400 and 236,400 long tons of ferrous metals from its joint ventures in fiscal 2001 and 2000, respectively.  Terms are negotiated at arms-length between the Company and the other partners to the joint ventures.

Steel Manufacturing Business

The Company's Steel Manufacturing Business is conducted by its wholly owned subsidiary, Cascade Steel Rolling Mills, Inc., located in McMinnville, Oregon (approximately 45 miles southwest of Portland).  The Steel Manufacturing Business' mini-mill was established in 1968, acquired by the Company in 1984 and was significantly renovated in the 1990’s.

Since fiscal 1991, the Company has invested over $135 million to improve and modernize the machinery and equipment at the Steel Manufacturing Business.  During fiscal 1991, a new computerized, higher capacity melt shop was completed and brought on line.  The melt shop is more efficient and is capable of processing 700,000 tons annually, compared with less than 400,000 tons for the previous melt shop.  In fiscal 1996, the Company finished the installation of a second rolling mill (Rolling Mill #2).  Rolling Mill #2 is state-of-the-art and able to produce more finished goods with fewer operators.  In fiscal 1997, the Company installed a rod block and finishing equipment at Rolling Mill #2 which allowed the Steel Manufacturing Business to expand and enhance its product line.  In the summer of 2001, the Company began the installation of a static var compensator which, when completed by the end of calendar 2001, will provide a more uniform electric power supply for the steel manufacturing process and decrease the amount of electricity used for each ton produced. This enhancement is expected to increase efficiency and production in the billet making process which will allow the Steel Manufacturing Business to take advantage of the greater efficiencies gained at Rolling Mill #2.

Products and Marketing.  The Steel Manufacturing Business produces rebar, merchant bar, wire rod, coiled rebar and specialty products such as studded fence posts, grape stakes and special sections.  Sales of these products during the last five fiscal years were as follows:

	Year Ended August 31,
	2001		2000		1999		1998		1997
	Sales	Vol.[1]	Sales	Vol.[1]	Sales	Vol.[1]	Sales	Vol.[1]	Sales	Vol.[1]
	(dollar amounts in millions)
Rebar	$87.9	309	$86.5	308	$98.3	340	$101.9	325	$104.9	341
Merchant bar	27.3	83	38.8	117	37.4	113	46.2	123	43.1	117
Wire rod	28.9	110	47.0	186	13.9	59	11.3	37	4.6	15
Coiled rebar	7.9	27	8.3	28	6.9	22	6.0	18	1.7	5
Specialty products	7.4	17	11.8	27	16.2	37	22.0	50	28.1	68
Total	$159.4	546	$192.4	666	$172.7	571	$187.4[2]	553	$182.4[2]	546

1    In thousands of short tons (2,000 pounds).

2    Does not include billet sales of $4.0 million in 1998 and $1.3 million in 1997.

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

The Steel Manufacturing Business sells directly from its plant in McMinnville, Oregon and from its distribution centers located in El Monte (Los Angeles area), Stockton and Montebello, California.  The distribution centers facilitate sales by holding a ready inventory of products close to major customers for just-in-time delivery.  The Steel Manufacturing Business communicates regularly with major customers to determine their anticipated needs and plans its rolling mill production schedule accordingly.  The Steel Manufacturing Business also produces and inventories a mix of products forecasted to meet the needs of other customers.  Shipments to customers are made by common carrier, either truck or rail.

During fiscal 2001, the Steel Manufacturing Business sold its steel products to approximately 500 customers primarily located in the 10 western states.  In that period, approximately 45% of the Steel Manufacturing Business' sales were made to customers in California.  The Steel Manufacturing Business' customers are principally steel service centers, construction industry subcontractors, steel fabricators, and major farm and wood product suppliers.

The Steel Manufacturing Business' 10 largest customers accounted for approximately 49% of its revenues during fiscal 2001.  A single customer, Davis Wire Corp., accounted for 10% of the Company’s consolidated revenues.

Recycled Metals Supply.  The Company believes it operates the only mini-mill in the United States, which has the ability to obtain its entire recycled metals requirement from its own affiliated metals recycling operations.  The demand for steel recycled metals has intensified with the increase in the number and capacity of steel producers both in the U.S. and overseas.  There have at times been regional shortages of recycled metals with some mills being forced to pay higher prices for recycled metals shipped from other regions or to temporarily curtail operations.  The Company's Metals Recycling Business currently supplies the Steel Manufacturing Business both with recycled metals that it has processed and with recycled metals that it has purchased from third-party processors.  See "Metals Recycling Business". The Metals Recycling Business is also able to deliver to the Steel Manufacturing Business an optimal mix of recycled metal grades to achieve maximum efficiency in its melting operations.

Energy Supply.  Electricity and natural gas represented approximately 7% and 4%, respectively, of the Steel Manufacturing Business' cost of goods sold in the year ended August 31, 2001.

The Steel Manufacturing Business purchases hydroelectric power from McMinnville Water & Light Company (McMinnville), a municipal utility, and is McMinnville's largest customer. The Steel Manufacturing Business signed a new five-year contract with McMinnville that expires September 30, 2006.  McMinnville obtains power from the Bonneville Power Administration (BPA) and then resells it to the Steel Manufacturing Business at its cost plus a fixed charge per kilowatt hour and a 3% city surcharge.  In fiscal 2001, the Steel Manufacturing Business paid an average of $0.03 per kilowatt hour used.  The favored rate McMinnville obtains from BPA is for firm power; therefore, the Steel Manufacturing Business is not forced to sacrifice the reliability of its power supply for a lower interruptible power rate as is the case with certain other mini-mills.  On October 1, 2001, rates for certain electricity-related services increased up to 46% due to increased demand on the West Coast and lower supplies.  However, the Steel Manufacturing Business’ actual electricity charges did not increase to this extent in October.  Because of the curtailment in operations discussed further below, the Steel Manufacturing Business has been able to alter its production schedule to take advantage of lower, off-peak rates.  The BPA can adjust rates every six months and McMinnville will change rates accordingly.

The Steel Manufacturing Business purchases natural gas for use in the reheat furnaces from IGI Resources of Boise, Idaho, pursuant to a contract that obligates the business to purchase minimum amounts of gas at a fixed rate or pay a demand charge.  The contract expires on October 31, 2003.  Rates for fiscal 2002 will decrease approximately 10% compared with fiscal 2001.  All natural gas used by the Steel Manufacturing Business must be transmitted by a single pipeline owned by Northwest Natural Gas Company (Northwest) that also serves local residential customers of Northwest.  To protect against interruptions in gas supply, the Steel Manufacturing Business maintains stand-by propane gas storage tanks, which have the capacity to hold enough gas to operate one of the rolling mills for at least three days without refilling.

Manufacturing Operations and Equipment.  The Steel Manufacturing Business' melt shop includes a 100-ton capacity electric-arc furnace and a five-strand continuous billet caster.  The melt shop is highly computerized and automated.  The 100-ton capacity of the furnace accommodates larger, less expensive grades of scrap, resulting in recycled metals cost savings.  Energy savings result in part from efficiencies of the larger furnace, but also as a result of post-combustion equipment added to the furnace in 1995.  This technology injects oxygen into the furnace during melting operations which creates energy by combusting carbon monoxide.  The melt shop also has enhanced steel chemistry refining capabilities, permitting the mill to produce higher margin products using special alloy quality grades of steel not currently produced by other mills on the West Coast.  In the summer of 2001, the Company began the installation of a static var compensator which, when completed by the end of calendar 2001, will provide a more uniform electric power supply for the steel manufacturing process and decrease the amount of electricity used for each ton produced. This enhancement is expected to increase efficiency and production in the billet making process which will allow the Steel Manufacturing Business to take advantage of the greater efficiencies gained at Rolling Mill #2.

During fiscal 2001, 2000, and 1999, the melt shop produced 680,000, 631,000, and 628,000 tons of billets, respectively.  With the addition of the previously mentioned static var compensator, the Company believes that the melt shop can produce over 700,000 tons of billets per year when operating at capacity.

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

Rolling Mill #2, a technologically advanced 18-stand mill, was completed in February 1996.  The mill is computerized, allowing for efficient synchronized operations of the rolls and related equipment.  The computer controls facilitate the reconfiguration of the rolls to produce different products, thus reducing costly downtime.  The computer controls include a self-diagnostic system that detects and identifies electronic and mechanical malfunctions in the mill.  The Steel Manufacturing Business completed the installation of a rod block at Rolling Mill #2 in February 1997.  The rod block allows the Steel Manufacturing Business to enhance its product mix through the production of coiled rebar and wire rod.  In addition, the ability of Rolling Mill #2 to produce the Steel Manufacturing Business’ existing cut-to-length rebar products permits it to increase its production of higher-margin merchant bar products at Rolling Mill #1 and also increases its flexibility to adjust its product mix among rebar, merchant bar and wire rod products to respond to relative demand and price conditions among other products.  The Company continues to expect that Rolling Mill #2 will expand the Steel Manufacturing Business’ rolling capacity, based on anticipated product mix, to about 700,000 tons annually.

Historically, the Steel Manufacturing Business' melt shop and rolling mills are each shut down for one week twice each year for comprehensive maintenance (in addition to normal weekly maintenance performed throughout the year).  During these periods a significant amount of the equipment in the mills is dismantled, inspected and overhauled.  In January 2001, the Steel Manufacturing Business began to curtail production in the rolling mills, and in August 2001 began curtailing production in the melt shop.  Declining markets, due to the slowing US economy and competition from imports and a change in product mix led to this decision.  The Company wanted to better match production with demand in order to manage inventory.  The melt shop, which historically operated 24 hours per day, seven days per week, slowed to 24 hours per day, five days per week in August 2001.  The rolling mills, which historically ran simultaneously, have operated individually since January 2001.  Rolling Mill #1 is working one week per month, and Rolling Mill #2 is working the other three weeks per month.  Future plans are uncertain and depend upon market demand, product pricing and other factors.

Transportation.  The Steel Manufacturing Business makes extensive use of rail transportation for shipment of its products to its distribution center and customers in California and for the shipment of recycled metals to the mill both from the Metals Recycling Business’ yards and other metal recyclers in Southern Oregon and California.  As a result, the Company believes it is one of the largest customers of Union Pacific Corporation and the largest customer for northbound freight. The Company believes this position enables the Company to obtain favorable rates which permit the Steel Manufacturing Business to compete with mills that are closer to California markets.

Competition.  The Steel Manufacturing Business competes predominantly with the following Western U.S. steel producers for sales of rebar and merchant bar: Birmingham Steel Corporation in Seattle, Washington; NUCOR Corporation in Plymouth, Utah; Tamco in Los Angeles, California; North Star Steel Company in Kingman, Arizona; and Chaparral Steel Company in Midlothian, Texas.  The Steel Manufacturing Business also competes for sales of wire rod with the aforementioned North Star Steel Company mini-mill and an Oregon Steel Mills, Inc. plant located in Pueblo, Colorado, along with other domestic and foreign producers.  Other domestic mills generally do not compete in the Steel Manufacturing Business’ market area because of transportation costs.  The principal competitive factors in the Steel Manufacturing Business' market are price (including freight cost), availability, quality and service.  Certain of the Steel Manufacturing Business' competitors have substantially greater financial resources than the Steel Manufacturing Business. U.S. steel manufacturers have historically faced competition from foreign steel producers.  During fiscal 2001, the Steel Manufacturing Business continued to experience significant competition from low-priced steel products imported by these Asian companies, which was a direct result of the Asian financial crisis.  The competition from low-priced steel products from Asian countries is anticipated to continue into fiscal 2002.  The Steel Manufacturing Business also continues to experience limited competition from Mexican steel mills in the Southern California market. On June 5, 2001, President Bush asked the U.S. International Trade Commission to investigate the effects of steel imports on the domestic steel industry under Section 201 of the 1974 Trade Act. The Commission has determined that some steel imports are a threat to domestic steel producers, and the President could impose safeguard restrictions on steel imports to aid the steel industry.  It is expected the President will rule on the safeguard restrictions, if any, by the end of 2001.

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

Federal and state environmental regulatory agencies have been investigating potential contamination to a 5.5 mile stretch of the Willamette River in Portland, Oregon referred to as the Portland Harbor.  In December 2000, the U.S. Environmental Protection Agency (EPA) named the Portland Harbor as a Superfund site. However, the precise nature and extent of any clean-up of the site, the parties to be involved, and the process to be followed for such a clean-up have not yet been determined.  The Oregon Department of Environmental Quality (DEQ) has requested operating history and other information from numerous persons and entities which own or conduct operations on properties adjacent to or upland from the Portland Harbor.  The DEQ has contacted Schnitzer Investment Corp. (SIC), a related party, from whom the Company leases its metals recycling and deep water terminal facility in Portland, Oregon, and requested that SIC perform a voluntary preliminary investigation of that property.  SIC has agreed to perform an investigation of the property.  The Company is obligated under its lease with SIC to bear all the costs relating to the investigation and remediation of the property.  Also, Crawford Street Corporation, a subsidiary of the Company, owns property adjacent to the Portland Harbor and has been requested by DEQ to perform a voluntary preliminary investigation of its property.  While the cost of the investigation of these properties is not expected to be material, no estimate has been made as to the cost of remediation, if any.  Accordingly, no accrual for the remediation had been established as of August 31, 2001.

Manufacturing Management, Inc.

In 1994, Manufacturing Management, Inc. (MMI), recorded a reserve for the estimated cost to cure certain environmental liabilities.  This reserve was carried over to the Company's financial statements and at August 31, 2001 aggregated $17.7 million.

General Metals of Tacoma, Inc. (GMT), MMI’s wholly owned subsidiary, owns and operates a recycled metals facility located on the Hylebos Waterway, a part of Commencement Bay, which is the subject of an ongoing environmental investigation and remediation project by the U.S. Environmental Protection Agency (EPA) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). GMT and well over 60 other parties were named potentially responsible parties (PRP’s) for the investigation and cleanup of contaminated sediment along the Hylebos Waterway. GMT and five other PRP’s voluntarily entered into an Administrative Order on Consent with the EPA to fund a pre-remedial study of sediment contamination and remediation alternatives. The study is now complete and in the final stages of EPA review.  The Company has paid for its share of the study.  However, there are a variety of uncertainties regarding the clean-up of this site, which impact the Company’s ability to estimate its future potential liabilities.  A final consent decree for the Hylebos Waterway has not been issued.  Additionally, significant uncertainties exist regarding the Company’s share of the costs to remediate this site.  The environmental liabilities above include the Company’s estimate of its liabilities related to this site based on information currently available.  GMT may also be named in a claim for potential natural resource damages in Commencement Bay currently under assessment by certain government agencies and others acting as natural resource trustees.

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

Proler

In 1996, prior to the Company’s acquisition of Proler, Proler recorded a liability for the probable costs to remediate its properties.  The Company carried over the aggregate reserve to its financial statements upon acquiring Proler, and $5.2 million remained outstanding on August 31, 2001.

Between 1982 and 1987, MRI Corporation (MRI), a subsidiary of Proler, operated a tin can shredding and detinning facility in Tampa, Florida.  In 1989 and 1992, the EPA conducted a preliminary site investigation of this property and, in December 1996, added the site to the “National Priorities List”.  MRI and Proler, along with several other parties, have been named as PRPs for the site by the EPA.  Additionally, Proler and/or a subsidiary have been named or identified as PRPs at several other sites.  The probable costs associated with these sites is in the aforementioned reserve.

As part of the Proler acquisition, the Company became a fifty-percent owner of Hugo Neu-Proler Company (HNP). HNP has agreed, as part of its 1996 lease renewal with the Port of Los Angeles, to conduct a multi-year, phased remedial clean-up project involving certain environmental conditions on its metals recycling facility at its Terminal Island site in Los Angeles, California, to be completed by the year 2002.  Remediation includes limited excavation and treatment of contaminated soils, paving, installation of a stormwater management system, construction of a noise barrier and perimeter wall around the facility, and groundwater monitoring.  The remaining estimated costs to remediate this property are included in HNP’s financial statements.

Metals Recycling LLC (Metals) is a scrap metals processing business with locations in Rhode Island and Massachusetts.  The members of Metals are one of the Company’s Proler joint ventures and Metals Recycling, Inc.  On June 9, 1999, the Rhode Island Department of Environmental Management (DEM) issued a Notice of Violation (NOV) against Metals, alleging Metals had violated federal and state regulations relating to the storage, management, and transportation of hazardous waste.  DEM imposed an administrative penalty of $718,000.  Metals has filed an answer to the NOV in which it denied the allegations and requested an adjudicatory hearing.  In July 1999, the DEM issued a NOV to Rhode Island Resource Recovery Corporation (RIRRC), which included a civil penalty of $308,000, relating to the alleged disposal of hazardous waste by Metals at a landfill operated by RIRRC.  Metals and RIRRC have denied the DEM's allegations.  RIRRC has settled with DEM and RIRRC and Metals are discussing a possible contribution by Metals to RIRRC with respect to that settlement.

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

Metals’ results of operations for the past few years have included accruals for the probable costs to remediate or settle the above mentioned environmental situations.

Additionally, other Proler joint venture sites with potential environmental clean-up issues have been identified.  The estimated potential clean-up costs associated with these sites have also been included in the aforementioned reserve.

Metals Recycling Business

After the shredding of automobile bodies and the separation of ferrous and salable nonferrous metals, the remaining auto shredder residue (“fluff”) must be managed.  State and federal standards prescribe fluff sampling protocols which require representative samples of fluff to be analyzed to determine if they are likely to leach heavy metals, PCBs or other hazardous substances in excess of acceptable levels.  Fluff from the Company’s metals recycling operations in Oakland and Tacoma undergo an in-line chemical stabilization treatment prior to its beneficial use as an alternative daily landfill cover.

Steel Manufacturing Business

Cascade Steel Rolling Mills, Inc.’s steel mini-mill generates electric arc furnace (EAF) dust, which is classified as a hazardous waste by the EPA because of its zinc and lead content.  Currently, a majority of the EAF dust is shipped to a firm in the United States that applies a treatment which allows the EAF dust to be delisted as hazardous so it can be disposed of as a non-hazardous, solid waste. The remaining volume of the Company’s EAF dust is exported, pursuant to an annually renewable export license, to a secondary smelter in Mexico that recycles EAF dust to produce commercial grade zinc and lead.

The Steel Manufacturing Business’ mini-mill operating permit under Title V of the Clean Air Act Amendment of 1990, which governs certain air quality standards, was issued in 1998 and expires in April 2003. The mini-mill is currently permitted to melt up to 900,000 tons of recycled metals per year and produce finished steel products totaling 450,000 tons for Rolling Mill #1 and 525,000 tons for Rolling Mill #2.

As the mini-mill’s production grows beyond current levels, the Steel Manufacturing Business has anticipated that it would need to enhance its existing facilities to properly control increased emissions in order to remain in compliance with the operating permit.  In fiscal 2001, the Steel Manufacturing Business installed an additional baghouse that is expected to control emissions.  The installation was completed at a cost of $0.6 million. In fiscal year 2002, the baghouse will be expanded further at an estimated cost of $0.3 million.

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

The Company has, in the past, been found not to be in compliance with certain environmental laws and regulations and has incurred liabilities, expenditures, fines and penalties associated with such violations.  The Company’s objective is to maintain compliance.  Efforts are ongoing to be responsive to environmental regulations.

The Company believes that it is in material compliance with currently applicable environmental regulations as discussed above and, except as discussed above, does not anticipate any substantial capital expenditures for new environmental control facilities during fiscal 2002 or 2003.

Employees

As of August 31, 2001, the Company had 989 full-time employees, consisting of 458 employees at the Company's Metals Recycling Business, 462 employees at the Steel Manufacturing Business, and 69 corporate administrative employees.  Of these employees, 608 are covered by collective bargaining agreements with twelve unions.  The Steel Manufacturing Business' contract with the United Steelworkers of America covers 348 of these employees and expires on April 1, 2005.  The Company believes that its labor relations generally are good.

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

The following metals recycling operations are all located on sites owned by the Company or subsidiaries:

LOCATION	ACREAGE OWNED AT SITE
Oakland, CA	33
Tacoma, WA	26
Fresno, CA	17
Eugene, OR	11
White City, OR	4
Bend, OR	3
Grants Pass, OR	1

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

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended August 31, 2001.

ITEM 4(a).             EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Office

Leonard Schnitzer	77	Chairman of the Board and Chief Executive Officer

Robert W. Philip	54	President

Kenneth M. Novack	55	Executive Vice President

Gary Schnitzer	59	Executive Vice President - California Metals Recycling Business

Barry A. Rosen	56	Vice President - Finance and Treasurer

Kurt C. Zetzsche	62	President of Steel Manufacturing Business

Terry L. Glucoft	53	Vice President – Domestic Trading

Kelly E. Lang	40	Vice President - Corporate Controller

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

                Barry A. Rosen has been Vice President-Finance, Treasurer, and Chief Financial Officer of the Company since 1982.  Prior to joining Schnitzer, Mr. Rosen was Chief Financial Officer of a privately held real estate developer.  In addition, Mr. Rosen held financial management positions with Sara Lee Corporation and was an Audit Manager with Price Waterhouse.

                Kurt C. Zetzsche joined the Company in February 1993 as President of the Steel Manufacturing Business.  Mr. Zetzsche has been in the steel production business since 1966.  From 1990 to February 1993, he was President of Tennessee Valley Steel, a mini-mill steel producer.  From 1976 to 1989, he was President of Knoxville Iron Co., also a mini-mill steel producer.

Terry L. Glucoft joined the Company in February 1985 and has held a number of management positions within the Metals Recycling Business, the latest of which is Vice President of Domestic Trading where he overseas the Northwest recycled metals operations.  Prior to joining Schnitzer Steel, Mr. Glucoft was employed by Judson Steel Company, a steel mini-mill in California, from 1979 to 1985.

                Kelly E. Lang joined the Company in September 1999 as Vice President-Corporate Controller.  From 1996 to September, 1999, he was employed by Tektronix Inc. in various financial capacities, the last of which was Vice-President, Finance for Tektronix Inc.’s Color Printing and Imaging Division.  From 1994 to 1996, he was Treasurer of Crown Pacific Partners, LP.  Mr. Lang was also a CPA with Price Waterhouse LLP.

PART II

ITEM 5.                  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s Class A Common Stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol SCHN.  The approximate number of shareholders of record on October 31, 2001 was 108.  The stock has been trading since November 16, 1993.  The following table sets forth the high and low prices reported at the close of trading on the Nasdaq Stock Market and the dividends paid per share for the periods indicated.

	Fiscal Year 2001
	High Price	Low Price	Dividends Per Share
First Quarter	$16.38	$13.50	$.05
Second Quarter	14.88	12.25	.05
Third Quarter	14.08	12.75	.05
Fourth Quarter	15.30	12.87	.05

	Fiscal Year 2000
	High Price	Low Price	Dividends Per Share
First Quarter	$19.88	$13.25	$.05
Second Quarter	20.56	14.13	.05
Third Quarter	19.06	13.81	.05
Fourth Quarter	18.13	14.00	.05

ITEM 6.                  SELECTED FINANCIAL DATA

	Year Ended August 31,
	2001	2000	1999 (4)	1998 (4)	1997 (4) (1)
	(In millions, except per share, per ton and shipment data)
INCOME STATEMENT DATA:
Revenues	$291.9	$333.8	$265.0	$353.1	$361.7
Cost of goods sold and other operating expenses	(260.5)	(296.6)	(240.9)	(311.8)	(313.4)
Selling and administrative	(27.1)	(26.5)	(23.7)	(24.1)	(22.8)
Income from joint ventures	9.8	4.5	3.5	4.1	6.9
Income from operations	14.1	15.2	3.9	21.3	32.4
Interest expense	(5.1)	(7.4)	(7.0)	(6.8)	(5.0)
Other income (expense)	2.3	3.2	4.5	(1.5)	4.6
Income before income taxes	11.3	11.0	1.4	13.0	32.0
Income tax provision	(3.4)	(0.6)	(0.8)	(4.9)	(10.9)
Net income	$7.9	$10.4	$0.6	$8.1	$21.1

Basic earnings per share	$0.85	$1.07	$0.06	$0.81	$2.05
Diluted earnings per share	$0.84	$1.06	$0.06	$0.80	$2.04

Dividends per common share	$0.20	$0.20	$0.20	$0.20	$0.20

OTHER DATA:
Shipments (in thousands)(2):
Ferrous recycled metal (tons)	1,482	1,506	1,224	1,435	1,518
Nonferrous (pounds)	114,441	96,207	74,497	69,061	64,473
Finished steel products (tons)(3)	546	666	571	553	546

Average selling price:
Ferrous recycled metal (per ton) (2)	$91	$95	$83	$122	$127
Nonferrous (per pound)	0.37	0.40	0.35	0.40	0.43
Finished steel products (per ton)(3)	292	289	303	339	334

Depreciation and amortization	$18.8	$18.4	$17.7	$18.7	$18.3
Capital expenditures	9.3	10.7	12.0	14.2	15.5

	August 31,
	2001	2000	1999	1998	1997
	(In millions)
BALANCE SHEET DATA:
Working capital	$88.5	$79.9	$93.4	$114.6	$109.7
Total assets	425.9	426.3	446.4	474.8	432.8
Short-term debt	0.2	0.2	0.4	0.2	0.4
Long-term debt	93.8	93.1	119.8	140.2	92.9
Shareholders’ equity	248.1	248.4	240.3	244.9	243.9

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

(4)     In the first quarter of fiscal 2000, the Company changed its method of accounting for recycled metals inventories from Last-In, First-Out (LIFO) to First-In, First-Out (FIFO).  See Note 2 to the consolidated financial statements. The effect of the accounting change on net income as previously reported is as follows (in millions, except per share amounts):

	Fiscal Year
	1999	1998	1997
Effect on:
Net income	$(2.8)	$(1.3)	$(0.1)
Basic earnings per share	$(0.28)	$(0.13)	$(0.01)
Diluted earnings per share	$(0.28)	$(0.13)	$(0.01)

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                      RESULTS OF OPERATIONS

Results of Operations

The results of operations of the Company depend in large part upon demand and prices for recycled metals in world markets and steel products on the U.S. West Coast.   For example, increasing steel demand and prices led to improved profitability during the period of fiscal 1995 through fiscal 1997.  However, primarily due to the Asian financial crisis, which severely curtailed demand and decreased prices, fiscal 1998 and 1999 results for the Metals Recycling Business were negatively impacted.  During fiscal 2000, the Company saw demand for recycled metal rise, but unusually large supply became available in certain of the countries that were part of the former Soviet Union, which held prices down.  In addition, domestic demand for finished steel products was strong, but lower cost imports, primarily from Asia, caused average prices to generally decline.  In fiscal 2001, the demand for recycled metals declined in the U.S. as domestic steel production declined; however, demand in Asia, particularly in China, remained firm.  Prices were still somewhat held down by supplies coming out of countries that were part of the former Soviet Union.  Demand for finished steel products declined due to the slowing U.S. economy and competition from lower cost imports.

The following tables set forth information regarding the breakdown of revenues between the Company's Metals Recycling Business and Steel Manufacturing Business, and the breakdown of income from operations between the Metals Recycling Business, the Steel Manufacturing Business, Joint Ventures, Corporate and eliminations.  Additional financial information relating to business segments is contained in Note 10 of the Notes to Consolidated Financial Statements.

	Revenues
	Year Ended August 31,
	(In millions)
	2001	2000	1999
Metals Recycling Business:
Ferrous	$135.3	$143.4	$101.7
Nonferrous	42.4	38.6	26.0
Other	4.7	6.4	9.4
Recycled metals total	182.4	188.4	137.1
Sales to the Steel Manufacturing Business(1)	(49.9)	(47.0)	(44.8)
Sales to Unaffiliated Customers	132.5	141.4	92.3

Steel Manufacturing Business	159.4	192.4	172.7
Total	$291.9	$333.8	$265.0

	Income (Loss) from Operations
	Year Ended August 31,
	(In millions)
	2001	2000	1999

Metals Recycling Business	$7.9	$12.9	$(0.1)
Steel Manufacturing Business	4.9	7.2	6.6
JVs in the Metals Recycling Business	6.5	2.2	1.4
JV Suppliers of Metals	3.3	2.3	2.1
Corporate Expense (2)	(8.4)	(8.4)	(7.0)
Intercompany Eliminations	(0.1)	(1.0)	0.9
Income from Operations	$14.1	$15.2	$3.9

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

Fiscal 2001 Compared to Fiscal 2000

Revenues.  Revenues for both the Metals Recycling Business and Steel Manufacturing Business were lower as consolidated revenues decreased $41.9 million to $291.9 million for fiscal 2001 compared with fiscal 2000.

The Metals Recycling Business generated revenues of $182.4 million, before intercompany eliminations, a decrease of $6.0 million (3%).  Ferrous revenues decreased $8.1 million (6%) to $135.3 million primarily as a result of lower average selling prices.  Ferrous volumes decreased 24,600 tons (2%) and the average selling price of ferrous recycled metal decreased $4 per ton to $91 per ton (4%).  However, prices firmed in the fourth quarter of fiscal 2001 as the volume of lower cost ferrous recycled metal from the countries of the former Soviet Union diminished. The Metals Recycling Business made export shipments aggregating 777,000 tons, an increase of 16,000 tons (2%) in fiscal 2001 compared with fiscal 2000.  Demand from Asia, particularly China, has remained strong and pushed ferrous export tons higher in fiscal 2001 compared with fiscal 2000.  Because of the softening U. S. economy domestic third-party ferrous tonnage decreased 108,000 ton (44%).  Sales to the Company’s Steel Manufacturing Business increased 13% to 566,000 tons due to an increase in melt shop production at the Company’s steel mini-mill.  Nonferrous revenues increased $3.8 million (10%) to $42.4 million due primarily to higher volumes. Improvements in the processes used to extract metal from the automobile shredding process and a temporary backlog of unprocessed shredder residue provided higher volumes of nonferrous metals, increasing sales volume by 18.2 million pounds (19%) in fiscal 2001 compared with fiscal 2000.  The average nonferrous selling price decreased $0.03 per pound (8%) due to slowing demand caused primarily by the slowdown in the U.S. economy.

The Steel Manufacturing Business recognized revenues of $159.4 million in fiscal 2001, a decrease of 17% from revenues recognized in the prior year. Sales of finished steel products declined 18% to 546,000 tons while the average selling price per ton increased $3 per ton (1%) to $292 per ton.  The decrease in sales volumes came from all major product lines with the exception of reinforcing bar, for which sales volume approximated prior year levels.  The slight increase in the average sales price per ton is primarily due to the change in product mix.  During fiscal 2001, the Company focused on selling those products, such as reinforcing bar, which have higher margins.  The slowing U.S. economy, as well as competition from lower cost steel imports, continues to impact sales volumes and prices.  On June 5, 2001, President Bush asked the U.S. International Trade Commission to investigate the effects of steel imports on the domestic steel industry under Section 201 of the 1974 Trade Act. The Commission has determined that some steel imports are a threat to domestic steel producers, and the President could impose safeguard restrictions on steel imports to aid the steel industry.  It is expected the President will rule on the safeguard restrictions, if any, by the end of 2001.

Cost of Goods Sold.  Consolidated cost of goods sold decreased $36.1 million (12%) to $260.5 million and was 89% of revenues, consistent with fiscal 2000.  However, gross profit decreased $5.8 million (16%) to $31.4 million.

Cost of goods sold for the Metals Recycling Business decreased $1.2 million (1%) to $159.4 million before intercompany eliminations.  Cost of sales per ferrous ton decreased as demand for processed metal declined, allowing the Company to lower the price paid for unprocessed metal.  Gross profit decreased $4.3 million compared with the prior fiscal year as the decline in the cost of unprocessed ferrous metal was more than offset by a decrease in the average selling price per ton for ferrous recycled metal.

Cost of goods sold for the Steel Manufacturing Business decreased $30.8 million reflecting the lower sales volume for fiscal 2001 compared with fiscal 2000.  Cost of sales per ton, excluding billets, increased $4 per ton (1%) compared with the prior fiscal year.  The increase was primarily due to decreased production volume, that spread fixed costs over fewer tons, and a higher volume of sales to California, which have higher freight and distribution costs than sales in the Pacific Northwest.  This increased cost of sales per ton resulted in a decrease in gross profit of $2.2 million (11%) in fiscal 2001 compared with fiscal 2000.

Income from Joint Ventures.  The Company’s joint ventures’ revenues and results of operations were as follows (in thousands):

	Year Ended August 31,
	2001	2000
Total revenues from external customers recognized by:
Joint Ventures in the Metals Recycling Business	$447,919	$449,783
Joint Venture Suppliers of Metals	53,381	52,444
	$501,300	$502,227

Income from joint ventures recognized by the Company:
Joint Ventures in the Metals Recycling Business	$6,549	$2,219
Joint Venture Suppliers of Metals	3,288	2,288
	$9,837	$4,507

The Joint Ventures in the Metals Recycling Business predominantly sell recycled ferrous and nonferrous metals.  The decrease in revenues recognized by these joint ventures is attributable to lower average ferrous selling prices partially offset by an increase in tonnage shipped.  Shipments of ferrous metal processed by the joint ventures increased to 3.1 million tons for the year ended August 31, 2001 from 2.8 million tons in the prior year.  The average selling price of ferrous recycled metal decreased during that period to $86 per ton from $108 per ton, predominantly due to competition from the countries of the former Soviet Union as well as lower demand from U.S. steel mills.  The lower ferrous revenues were partially offset by higher nonferrous revenues.  This increase was due to greater nonferrous metal recovery from higher ferrous volumes processed and improved processes for the extraction of nonferrous metals.

In fiscal 2001, the Company’s share of income from Joint Ventures in the Metals Recycling Business increased to $6.5 million due to increased sales volume, increased margins and more efficient operations.  The Company’s joint ventures with Hugo Neu Corporation, which earned the majority of the income, instituted EVA concurrently with the Company.  This led to improved operational efficiencies and increased profitability.  Also, the Hugo Neu joint ventures were able to lower buying prices as selling prices declined.  The Company also benefited by $0.9 million to reflect the Company’s share of LIFO inventory adjustments. In comparison, the results for fiscal 2000 were adversely affected by a $1.1 million LIFO inventory adjustment.

Both revenues and income from the Joint Venture Suppliers of Metal increased from fiscal 2000 to fiscal 2001 primarily due to increased sales by the Company’s self-service auto dismantling joint venture.  Increased sales prices and lower interest costs drove the improvements.

Interest Expense.  Interest expense decreased $2.3 million due to lower average borrowings and lower average interest rates.  The Company averaged borrowings of $81.5 million in fiscal 2001 compared to $107.4 million in fiscal 2000.  The decrease in average borrowings reflects a substantial decrease in borrowings in the fourth quarter of fiscal 2000 due primarily to inventory reductions then and during the first half of fiscal 2001, as well as a $7.5 million improvement in cash flow from the Company’s joint ventures.  This lower borrowing level continued through fiscal 2001.  The average interest rate for fiscal 2001 was 5.8% compared with 6.3% for fiscal 2000.

Gain (Loss) on Sale of Assets.  Fiscal 2001 gain (loss) on sale of assets improved by $1.5 million.  The increase is mainly attributable to the fact that last year’s amount included a loss of $1.0 million on the sale of a vessel used to export recycled metal.

Other Income. Other income decreased $2.3 million in fiscal 2001 compared with fiscal 2000 primarily due to a $1.6 million change in gains and losses recognized on trust fund assets of a nonqualified supplemental retirement plan for certain Company executives.  Other income was also adversely impacted by lower average interest rates on advances and notes to joint venture partners, resulting in a decrease of $0.2 million.

Income Tax Provision. As part of the 1996 acquisition of Proler International, Corp. (Proler), the Company acquired $31.4 million of federal net operating loss carryforwards (NOLs).  Prior to fiscal 2000, federal tax law placed limitations on the source of the income that could be offset by the NOLs.  Accordingly, the Company was not able to record the potential tax benefits from the NOLs because of the lack of certainty in being able to realize these benefits.  In fiscal 2000, federal tax law was amended, which allowed the Company to utilize the NOLs to offset substantially all of its taxable income.  As a result, in fiscal 2000, the Company utilized $8.5 million of NOLs in determining its effective tax rate, which included a catch-up of $6.2 million of NOLs.  This change in tax law resulted in an effective tax of 6% in fiscal 2000.  During fiscal 2001, the Company continued to benefit from the utilization of $2.4 million of NOLs, which was one of the primary reasons the effective rate was only 30% as compared to the statutory rate of 34%.

As noted above, Federal income tax law limits the Company’s use of NOLs to $2.4 million per year.  Unused NOLs may be carried forward and used in subsequent fiscal years, though they will ultimately expire in fiscal years 2007 through 2012, if not used by then.  Subject to the annual limit, there remains at August 31, 2001 $20.1 million of Proler NOLs that may be used in future years before they expire.

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

The Metals Recycling Business generated revenues of $188.4 million, before intercompany eliminations, an increase of $51.3 million (37%).  Ferrous revenues increased $41.7 million (41%) to $143.4 million as a result of both higher volumes and higher average selling prices, both of which were primarily caused by the rebounding Asian economies.  Ferrous volumes increased 282,000 tons (23%) while the average selling price of ferrous recycled metal increased $12 per ton (14%) to $95 per ton.  The Metals Recycling Business made export shipments aggregating 761,000 tons during fiscal 2000 compared with export shipments totaling 491,000 tons during the prior year.  Domestic third-party tonnage increased by 27% to 247,000 tons.  Sales to the Company’s Steel Business decreased by 8% to 498,000 tons.  Nonferrous revenues increased $12.6 million (49%) to $38.6 million due to higher volumes and higher average selling prices.  Increased exports and a strong domestic market were primarily responsible for the nonferrous improvements, as well as the Metals Recycling Business’ ability to produce more nonferrous products.  Nonferrous volumes increased 21.7 million pounds (29%) and the average selling price increased $0.05 per pound (14%).

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

The Metals Recycling Business’ cost of goods sold increased $37.1 million to $161.0 million before intercompany eliminations.  Cost of sales per ferrous ton increased due to increased foreign demand for processed metal that directly impacted the demand for and cost of unprocessed metals.  The increase in the cost of unprocessed metal was more than offset by the increase in the average selling price increasing gross profit $5.0 million compared with the previous fiscal year.  Income from operations for fiscal 2000 increased $13.0 million compared with fiscal 1999, primarily due to the stronger Asian economies.

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

Income from Joint Ventures.  The Company’s joint ventures’ revenues and results of operations were as follows (in thousands):

	Year Ended August 31,
	2000	1999
Total revenues from external customers recognized by:
Joint Ventures in the Metals Recycling Business	$449,783	$303,014
Joint Venture Suppliers of Metals	52,444	46,575
	$502,227	$349,589

Income from joint ventures recognized by the Company:
Joint Ventures in the Metals Recycling Business	$2,219	$1,380
Joint Venture Suppliers of Metals	2,288	2,070
	$4,507	$3,450

The Joint Ventures in the Metals Recycling Business predominantly sell recycled ferrous metal.  The increase in revenues recognized by these joint ventures is attributable to higher ferrous selling prices and an increase in tonnage shipped.  Also, fiscal 2000 revenues include a full year’s results of a joint venture organized in the third quarter of fiscal 1999.  Shipments of ferrous metal processed by the joint ventures increased to 2.8 million tons for the year ended August 31, 2000 from 2.5 million tons in the prior year.  The average selling price of ferrous recycled metal increased during that period to $108 per ton from $87 per ton, predominantly due to strengthening Asian and other foreign economies.

In fiscal 2000, the Company’s equity in income from Joint Ventures in the Metals Recycling Business was adversely affected by $1.1 million to reflect the Company’s share of LIFO inventory adjustments. In comparison, the results for fiscal 1999 benefited from $3.3 million of LIFO and other inventory adjustments.  The Company’s equity in income from the Joint Ventures in the Metals Recycling Business for fiscal 1999 included the Company’s $1.4 million share of a gain recognized by one of the joint ventures from the sale of property.

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

Gain (Loss) on Sale of Assets.  In fiscal 2000, the Company and its outside board members approved the sale of a ship leased by the Company from a related party to export recycled metal.  The sale resulted in a $1.0 million loss. Fiscal 1999 results included the Steel Manufacturing Business’ sale of its Union City, California mill depot, resulting in a gain of $1.2 million.

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

Income Tax Provision.  The Company’s effective income tax rate decreased to 6% in fiscal 2000 from 55% in fiscal 1999.  The decrease was primarily due to lower taxable income caused by utilization of $8.6 million of net operating loss carryforwards (NOLs) that were acquired as part of the 1996 acquisition of Proler.

By acquiring Proler in 1996, the Company succeeded to $31.4 million of NOLs incurred in Proler’s pre- acquisition years.  Federal income tax law limits the amount of Proler pre-acquisition NOLs that can be used by the Company to $2.4 million per year.  However, to the extent the respective annual limit exceeds taxable income for a taxable year, the unused excess may be carried over and used in subsequent taxable years.  Previous federal tax rules limited the use of the Proler NOLs to offset taxable income only from the acquired Proler entities.  The new rules now allow the Company to use the Proler NOLs to offset taxable income from all sources.

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

Liquidity and Capital Resources.

For fiscal 2001, cash generated by operations was $8.6 million, compared to $35.4 million last year.  The decrease in cashflow provided by operations was primarily the result of higher year-end inventories.

Capital expenditures totaled $9.3 million, $10.7 million, and $12.0 million, for fiscal years 2001, 2000, and 1999, respectively. Because of generally poor market conditions, coupled with larger capital investments in the mid to late 1990’s, the Company has focused its capital investment on non-discretionary capital and investments with shorter paybacks.

As part of its acquisitions of Proler and MMI, the Company assumed environmental liabilities aggregating $22.9 million as of August 31, 2001.  The Company expects significant future cash outlays as it incurs the actual costs relating to the remediation of such environmental liabilities.

The Company has an unsecured revolving credit agreement of $200 million which expires in June 2003.  As of August 31, 2001, the Company had additional lines of credit available of $40 million, which were uncommitted.  In the aggregate, the Company had borrowings outstanding under these lines of $83.9million as of August 31, 2001.  The Company’s debt agreements have certain restrictive covenants.  As of August 31, 2001, the Company was in compliance with such covenants.

Pursuant to a stock repurchase program, the Company is authorized to repurchase up to 3 million shares of its stock when the market price of the Company’s stock is not reflective of management’s opinion of an appropriate valuation of the stock.  Management believes that repurchasing shares under these conditions enhances shareholder value and helps the Company manage its targeted capital structure.  As of August 31, 2001, a total of 1.24 million shares had been purchased under this program.  During fiscal 2001, the Company repurchased 505,800 shares of its stock for a total of $6.7 million.

The Company believes that the current cash balance, internally generated funds and existing credit facilities will provide adequate financing for capital expenditures, working capital, joint ventures, stock repurchases, debt service requirements, and future environmental obligations for the next year.  In the longer term, the Company may seek to finance business expansion with additional borrowing arrangements or additional equity financing.

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

The domestic steel industry also is highly competitive.  Steel prices can be highly volatile and price is a significant competitive factor.  The Company competes with several steel producers in the western U.S. for sales of its products. In addition,  in recent years, the Company has experienced significant foreign competition, which is often subsidized by large government agencies.  There can be no assurance that such competition will not increase in the future. On June 5, 2001, President Bush asked the U.S. International Trade Commission to investigate the effects of steel imports on the domestic steel industry under Section 201 of the 1974 Trade Act.  On October 22, 2001, the Commission reached affirmative determination that 12 of the 33 product categories investigated were threatened by steel imports.  Included in the 12 threatened product categories were rebar and merchant bar, two of the Steel Manufacturing Business’ larger volume, higher margin products.  The President could impose safeguard restrictions on steel imports to aid the steel industry.  The Commission will submit its findings and recommendations to the President in December 2001.  The Company cannot, however, predict the recommendations or their impact on prices and operating results.

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

Energy Supply:  The Company and its joint ventures utilize various energy sources to operate their facilities. In particular, electricity and natural gas currently represent approximately 10% of the cost of steel manufactured for the Company's Steel Manufacturing Business.  The Steel Manufacturing Business purchases hydroelectric power under long-term contracts from government sources which rely on the Bonneville Power Administration (BPA).  Historically, these contracts have had favorable prices and are long-term in nature.  The Company recently signed a new five-year contract that expires in Septemer 2006.  The BPA increased rates 46% as of October 1, 2001.  Rates will be adjusted by the BPA every six months from then forward.  It is not possible to predict future rate changes.

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

ITEM 7(a).             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has entered into certain market-risk sensitive financial instruments, principally long-term debt. Sensitivity analysis was used to determine the potential impact that market risk exposure may have on the fair values of the company’s financial instruments.  The Company has assessed the potential risk of loss in fair value from hypothetical changes in interest rates by determining the effect on the present value of the future cash flows related to those market sensitive instruments of such changes.  The discount rates used for such present value computations were selected based on market interest rates in effect at August 31, 2001, plus or minus 10 percent.  A 10 percent change in interest rates, with all other variables held constant, would result in an immaterial effect on consolidated earnings or cash flows.

This discussion of market risks necessarily makes forward-looking statements.  There can be no assurance that actual changes in market conditions and rates and fair values will not differ materially from those used in the sensitivity and fair value calculations discussed.  Factors which may cause actual results to differ materially include, but are not limited to: greater than 10 percent changes in interest rates or changes in income or cash flows requiring significant changes in debt instruments or cash flows associated with them.

At August 31, 2001, the Company held no derivatives.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Schedules

Report of Independent Accountants

Consolidated Balance Sheet - August 31, 2001 and 2000

Consolidated Statement of Operations - Years ended August 31, 2001, 2000, and 1999

Consolidated Statement of Shareholders' Equity - Years ended August 31, 2001, 2000, and 1999

Consolidated Statement of Cash Flows - Years ended August 31, 2001, 2000, and 1999

Notes to Consolidated Financial Statements

Schedule II – Valuation and Qualifying Accounts

Report of Independent Accountants on Financial Statement Schedule

All other schedules and exhibits are omitted, as the information is not applicable or is not required.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of

Schnitzer Steel Industries, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Schnitzer Steel Industries, Inc. and its subsidiaries at August 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2001, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Portland, Oregon

September 28, 2001

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEET

(in thousands, except per share amounts)

	August 31,
	2001	2000

Assets
Current assets:
Cash	$1,877	$2,407
Accounts receivable, less allowance for doubtful accounts of $920 and $670	22,315	27,367
Accounts receivable from related parties	546	1,173
Inventories (Note 2)	89,353	76,338
Deferred income taxes (Note 6)	3,837	4,201
Prepaid expenses and other	4,110	3,238
Total current assets	122,038	114,724

Net property, plant and equipment (Note 3)	119,510	127,262

Other assets:
Investment in joint venture partnerships (Note 11)	111,623	104,772
Advances to joint venture partnerships (Note 11)	25,728	31,764
Goodwill	39,345	38,756
Intangibles and other	7,626	9,011

	$425,870	$426,289

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt (Note 4)	$200	$192
Accounts payable	15,902	17,145
Accrued payroll liabilities	6,209	7,136
Current portion of environmental liabilities (Note 5)	2,000	4,866
Other accrued liabilities	6,317	5,506
Total current liabilities	30,628	34,845

Deferred income taxes (Note 6)	30,039	28,616

Long-term debt less current portion (Note 4)	93,766	93,134

Environmental liabilities, net of current portion (Note 5)	20,915	18,541

Other long-term liabilities (Note 8)	2,453	2,723

Commitments and contingencies (Notes 3, 5 and 7)

Shareholders' equity:
Preferred stock--20,000 shares authorized, none issued
Class A common stock--75,000 shares $1 par value authorized, 4,896 and 5,389 shares issued and outstanding	4,896	5,389
Class B common stock--25,000 shares $1 par value authorized, 4,304 and 4,312 shares issued and outstanding	4,304	4,312
Additional paid-in capital	95,923	101,840
Retained earnings	142,946	136,889
Total shareholders' equity	248,069	248,430

	$425,870	$426,289

The accompanying notes are an integral part of this statement

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended August 31,
	2001	2,000	1999
			(As adjusted)
			(Note 2)

Revenues	$291,946	$333,792	$265,047

Cost of goods sold and other operating expenses	260,549	296,608	240,867
Selling and administrative expenses	27,134	26,477	23,753

Income from wholly-owned operations	4,263	10,707	427

Income from joint ventures (Note 11)	9,837	4,507	3,450

Income from operations	14,100	15,214	3,877

Other income (expense):
Interest expense	(5,120)	(7,352)	(6,971)
Gain (loss) on sale of assets	304	(1,156)	1,419
Other income	2,036	4,322	3,048

	(2,780)	(4,186)	(2,504)

Income before income taxes	11,320	11,028	1,373

Income tax provision (Note 6)	(3,401)	(662)	(752)

Net income	$7,919	$10,366	$621

Basic earnings per share	$0.85	$1.07	$0.06

Diluted earnings per share	$0.84	$1.06	$0.06

The accompanying notes are an integral part of this statement

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(in thousands)

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at August 31, 1998	5,555	$5,555	4,431	$4,431	$105,124	$129,813	$244,923

Class A common stock repurchased	(260)	(260)			(2,945)		(3,205)
Net income						621	621
Dividends paid						(1,966)	(1,966)

Balance at August 31, 1999	5,295	5,295	4,431	4,431	102,179	128,468	240,373

Class B common stock converted to Class A common stock	119	119	(119)	(119)
Class A common stock repurchased	(28)	(28)			(366)		(394)
Class A common stock issued	3	3			27		30
Net income						10,366	10,366
Dividends paid						(1,945)	(1,945)

Balance at August 31, 2000	5,389	5,389	4,312	4,312	101,840	136,889	248,430

Class B common stock converted to Class A common stock	8	8	(8)	(8)
Class A common stock repurchased	(506)	(506)			(6,185)		(6,691)
Class A common stock issued	5	5			54		59
Stock options issued					214		214
Net income						7,919	7,919
Dividends paid						(1,862)	(1,862)
Balance at August 31, 2001	4,896	$4,896	4,304	$4,304	$95,923	$142,946	$248,069

The accompanying notes are an integral part of this statement

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended August 31,
	2001	2000	1999
			(As adjusted)
			(Note 2)

Operations:
Net income	$7,919	$10,366	$621
Noncash items included in income:
Depreciation and amortization	18,742	18,361	17,716
Deferred income taxes	1,787	1,328	1,866
Equity in earnings of joint ventures	(9,837)	(4,507)	(3,451)
Environmental reserve reversal			(1,904)
(Gain) loss on disposal of assets	(304)	1,156	(1,419)
Cash provided (used) by changes in working capital:
Accounts receivable	5,717	(3,247)	5,771
Inventories	(13,008)	14,629	18,007
Prepaid expenses and other	(843)	179	5,059
Accounts payable	(1,356)	755	(2,729)
Accrued payroll and other liabilities	(135)	(998)	(759)
Environmental liabilities	(492)	(288)	(912)
Other assets and liabilities	458	(2,356)	(1,067)

Net cash provided by operations	8,648	35,378	36,799

Investing:
Capital expenditures	(9,297)	(10,732)	(11,986)
Repayments from (advances to) joint ventures	4,390	(2,148)	(3,797)
Investments in joint ventures			(86)
Distributions from joint ventures	2,771	1,815	2,343
Proceeds from sale of assets	882	1,165	4,304

Net cash used by investing	(1,254)	(9,900)	(9,222)

Financing:
Repurchase of Class A common stock	(6,691)	(394)	(3,205)
Issuance of Class A common stock	273	30
Dividends declared and paid	(1,862)	(1,945)	(1,966)
Increase in long-term debt	356		168
Reduction in long-term debt		(26,936)	(20,200)

Net cash used by financing	(7,924)	(29,245)	(25,203)

Net (decrease) increase in cash	(530)	(3,767)	2,374

Cash at beginning of year	2,407	6,174	3,800

Cash at end of year	$1,877	$2,407	$6,174

The accompanying notes are an integral part of this statement

Note 1 - Nature of Business and Summary of Significant Accounting Policies:

Nature of Business

Schnitzer Steel Industries, Inc. (the Company) operates a metal processing and recycling business and, through its Cascade Steel Rolling Mills, Inc. subsidiary, a mini-mill steel manufacturing business.  The Company’s wholly owned recycling facilities are located in Alaska, Washington, Oregon, California and Nevada.  Additionally, through joint ventures, the Company participates in the management of additional metals processing and recycling businesses in Arizona, California, Connecticut, Idaho, Illinois, Indiana, Maine, Massachusetts, Nevada, New Hampshire, New Jersey, New York, Rhode Island, Texas and Utah.

Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  The Company, through subsidiaries, holds a 50% interest in ten joint ventures and a 30% interest in one, which are accounted for using the equity method. All intercompany transactions and balances have been eliminated.

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

Long-lived Assets

The Company evaluates the recoverability of its long-lived assets, which include property, plant and equipment, identifiable intangible assets and goodwill, periodically in accordance with the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121).  The Company assesses its long-lived assets for impairment at the lowest level for which there are identifiable cash flows whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner in which an asset is utilized and substantial negative industry or economic trends.    If it is determined that an impairment loss has occurred, the loss would be recognized during the period incurred.   The impairment would be measured based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the Company’s current business model.

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).  SFAS 144 superceded SFAS 121.  SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 “Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business.  SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale.  SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell.  Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.  SFAS 144 is effective for the Company for all financial statements issued beginning September 1, 2002.  The Company believes adoption of this standard will not have a material effect on its financial statements.

Goodwill

Goodwill is being amortized on the straight-line basis over 40 years.  At August 31, 2001 and 2000, accumulated amortization aggregated $8.7 million and $7.4 million, respectively.  Goodwill is periodically reviewed by the Company for impairments where the fair value may be less than the carrying value.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards Nos. 141 and 142 (SFAS 141 and SFAS 142), “Business Combinations” and “Goodwill and Other Intangible Assets.”  SFAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively.  It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill.  SFAS 142 changes the accounting for goodwilll from an amortization method to an impairment only approach.  Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired.  SFAS 141 and 142 are effective for all business combinations completed after June 30, 2001.  Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet criteria for recognition under SFAS 141 will be reclassified to goodwill.  Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001.  The Company will adopt SFAS 142 on September 1, 2002, the beginning of fiscal 2003.  In connection with the adoption of SFAS 142, the Company will be required to perform a transitional goodwill impairment assessment.  The Company has not yet determined the impact these standards will have on its results of operations and financial position.

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

Earnings Per Share

Basic EPS is computed based upon the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.  The following represents a reconciliation from basic EPS to diluted EPS (in thousands, except per share amounts):

	Year Ended August 31, 2001
	Income	Shares	EPS
	(Numerator)	(Denominator)	Amount
Basic EPS	$7,919	9,371	$0.85
Options		19
Diluted EPS	$7,919	9,390	$0.84

	Year Ended August 31, 2000
	Income	Shares	EPS
	(Numerator)	(Denominator)	Amount
Basic EPS	$10,366	9,725	$1.07
Options		67
Diluted EPS	$10,366	9,792	$1.06

	Year Ended August 31, 1999
	Income	Shares	EPS
	(Numerator)	(Denominator)	Amount
Basic EPS	$621	9,863	$0.06
Options		19
Diluted EPS	$621	9,882	$0.06

Options with an exercise price greater than the average market price were not included in the computation of diluted earnings per share.  These options totaled 1,021,000 in 2001 and 491,000 in 2000.

Interest and Income Taxes Paid

The Company paid $5.1 million, $6.8 million, and $7.0 million in interest during fiscal years 2001, 2000, and 1999, respectively.  During fiscal 1999, the Company received net income tax refunds of $6.2 million, and in fiscal years 2001 and 2000, the Company paid $1.4 million, and $0.4 million respectively, in income taxes.

Fair Value of Financial Instruments

Cash, receivables and current liabilities in the consolidated financial statements are considered to reflect the fair value because of the short-term maturity of these instruments.  The fair value of long-term debt is deemed to be the same as that reflected in the consolidated financial statements given the variable interest rates on the significant credit facilities.  There are no quoted prices for the Company’s investments in joint ventures accounted for on the equity method.  A reasonable estimate of fair value could not be made without incurring excessive costs.

Use of Estimates in Financial Statement Preparation

The preparation of financial statements in accordance with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when it has a contract or purchase order from a customer with a fixed price, the title and risk of loss transfer to the buyer and collectibility is reasonability assured.  Title for both recycled metals and finished steel products transfers upon shipment.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements”, as amended by SAB 101A and SAB 101B, which was required to be adopted by the Company by the fourth quarter of the year ended August 31, 2001.  SAB 101 codifies the SEC’s views regarding the recognition of revenues.  The Company adopted SAB 101, effective September 1, 2001; however, the impact on the Company’s consolidated financial position and consolidated results of operations was immaterial.

Environmental Costs

The estimated future costs for known environmental remediation requirements are accrued on an undiscounted basis when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated.  When only a range of amounts is established, and no amount within the range is better than another, the minimum amount of the range is recorded.  Recoveries of environmental remediation costs from other parties are recorded as assets when collection is probable.

New Accounting Pronouncement

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations”.  SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  SFAS 143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company effective September 1, 2002.  The Company has not yet determined the impact this standard will have on its results of operations and financial position.

Note 2 - Inventories:

Inventories consist of the following (in thousands):

	August 31,
	2001	2000

Recycled metals	$21,599	$23,359
Work in process	17,600	9,534
Finished goods	36,960	29,428
Supplies	13,194	14,017
	$89,353	$76,338

The production and accounting process utilized by the Company to record recycled metals inventory quantities relies on significant estimates, which can be affected by weight imprecisions, moisture and other factors.

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

Fiscal 1999
Effect on:
Net income	$(2,758)
Basic earnings per share	$(0.28)
Diluted earnings per share	$(0.28)

Note 3 - Property, Plant and Equipment and Operating Leases:

Property, plant and equipment consist of the following (in thousands):

	August 31,
	2001	2000
Machinery and equipment	$234,590	$230,921
Land and improvements	37,703	36,471
Buildings and leasehold improvements	15,309	15,078
Construction in progress	3,960	1,532
	291,562	284,002

Less accumulated depreciation	(172,052)	(156,740)

	$119,510	$127,262

The Company leases certain property and equipment.  The future minimum rental payments under the operating leases are (in thousands):

Year	Amount
2002	$804
2003	408
2004	135
2005	89
2006	81

See discussion of additional leases with related parties in Note 7.

Note 4 - Long-Term Debt:

Long-term debt consists of the following (in thousands):

	August 31,
	2001	2000

Bank unsecured revolving credit facilities	$83,900	$83,300

Tax-exempt economic development revenue bonds due January 2022, interest payable monthly at a variable rate (2.2% at August 31, 2001), secured by a letter of credit	7,700	7,700

State of Oregon loan for energy conservation equipment, secured by equipment, 6.09% fixed-rate interest, principal and interest installments payable monthly through June 2011	1,747	1,874

Other	619	452

Total long-term debt	93,966	93,326

Less: portion due within one year	200	192

Long-term debt less current portion	$93,766	$93,134

At August 31, 2001, the Company had a $200 million unsecured revolving credit facility with its banks.  Individual advances outstanding under the line bear interest at floating rates.  As of August 31, 2001, such rates averaged 3.89%.  Interest is payable upon maturity of each advance under the line.  The facility matures in June 2003, at which time all principal amounts outstanding are due.  In addition to the above facility, the Company has additional unsecured lines of credit totaling $40 million, all of which is uncommitted.  The committed bank credit facilities and other borrowings contain financial covenants, including covenants related to net worth, interest coverage and leverage.  The Company was in compliance with these covenants at August 31, 2001.

Payments on long-term debt during the next five fiscal years and thereafter are as follows (in thousands):

Year	Amount
2002	$2,056
2003	83,971
2004	71
2005	71
2006	71
Thereafter	7,726
$93,966

Note 5 - Environmental Liabilities:

Federal and state environmental regulatory agencies have been investigating potential contamination of a 5.5 mile stretch of the Willamette River in Portland, Oregon referred to as the Portland Harbor.  In December 2000, the U.S. Environmental Protection Agency (EPA) named the Portland Harbor a Superfund site. However, the precise nature and extent of any clean-up of the site, the parties to be involved, and the process to be followed for such a clean-up have not yet been determined.  The Oregon Department of Environmental Quality (DEQ) has requested operating history and other information from numerous persons and entities which own or conduct operations on properties adjacent to or upland from the Portland Harbor.  The DEQ has contacted Schnitzer Investment Corp. (SIC), a related party, from whom the Company leases its metals recycling and deep water terminal facility in Portland, Oregon, and requested that SIC perform a voluntary preliminary investigation of that property.  SIC has agreed to perform an investigation of the property.  The Company is obligated under its lease with SIC to bear all costs relating to the investigation and remediation of the property.  Also, Crawford Street Corporation, a subsidiary of the Company, owns property adjacent to the Portland Harbor and has been requested by DEQ to perform a voluntary preliminary investigation of its property. While the cost of the investigation of these properties is not expected to be material, no estimate has been made as to the cost of remediation, if any.  Accordingly, no accrual for the remediation had been established as of August 31, 2001.

When the Company acquired Manufacturing Management, Inc. (MMI) in March 1995, an environmental reserve of $25.0 million was included in MMI’s balance sheet prior to its acquisition by the Company.  This reserve was carried over to the Company’s balance sheet and at August 31, 2001 aggregated $17.7 million.

General Metals of Tacoma (GMT), a subsidiary of MMI, owns and operates a metals recycling facility located in the State of Washington on the Hylebos Waterway, a part of Commencement Bay, which is the subject of an ongoing environmental investigation and remediation project by the U.S. Environmental Protection Agency (EPA) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).  GMT and well over 60 other parties were named potentially responsible parties (PRPs) for the investigation and clean up of contaminated sediment along the Hylebos Waterway.  GMT and five other PRPs have voluntarily entered into an Administrative Order on Consent with the EPA to fund a pre-remedial study of sediment contamination and remediation alternatives.  Although the study is now complete and the Company has paid for its share of the study, there are a variety of uncertainties regarding the clean-up of this site, which impact the Company’s ability to estimate its future potential liabilities.  A final plan for remediation of the Hylebos Waterway has not yet been agreed to.  Additionally, significant uncertainties exist regarding the Company’s share of the costs to remediate this site.  The environmental liabilities above include the Company’s estimate of its liabilities related to this site based on information currently available.

In 1996, prior to the Company’s acquisition of Proler International Corp. (Proler), Proler recorded a liability of $9.8 million for the probable costs to remediate its wholly owned properties.  The Company carried over the aggregate reserve to its financial statements upon acquiring Proler and $5.2 million remained outstanding on August 31, 2001. Also, Proler’s joint ventures recorded additional liabilities of $4.1 million for the probable costs to remediate their properties in 1996 prior to the Company’s acquisition of Proler.

Between 1982 and 1987, MRI Corporation (MRI), a wholly owned subsidiary of Proler, operated a tin can shredding and detinning facility in Tampa, Florida.  In 1989 and 1992, the EPA conducted preliminary site investigations of this property and, in December 1996, added the site to the “National Priorities List”.  MRI and Proler, along with several other parties have been named as PRPs for the site by the EPA. Proler included the probable costs associated with this site in the aforementioned reserve. Additionally, Proler and this subsidiary have been named or identified as PRPs at several other sites.

As part of the Proler acquisition, the Company became a fifty-percent owner of Hugo Neu-Proler Company (HNP).  HNP has agreed, as part of its 1996 lease renewal with the Port of Los Angeles, to be responsible for a multi-year, phased remedial clean-up project involving certain environmental conditions on its metals recycling facility at its Terminal Island site in Los Angeles, California, to be completed by the year 2002.  Remediation will include limited excavation and treatment of contaminated soils, paving, installation of a stormwater management system, construction of a noise barrier and perimeter wall around the facility, and groundwater monitoring.  The probable costs to remediate this property are included in the aforementioned reserve.

Metals Recycling LLC (Metals) is a scrap metals processing business with locations in Rhode Island and Massachusetts.  The members of Metals are one of the Company’s Proler joint ventures and Metals Recycling, Inc.  On June 9, 1999, the Rhode Island Department of Environmental Management (DEM) issued a Notice of Violation (NOV) against Metals alleging Metals had violated federal and state regulations relating to the storage, management, and transportation of hazardous waste and imposed an administrative penalty of $0.7 million.  Metals has filed an answer to the NOV in which it denied the allegations and requested an adjudicatory hearing.  In July 1999, the DEM issued a NOV to Rhode Island Resource Recovery Corporation (RIRRC), which included a civil penalty of $0.3 million, relating to the alleged disposal of hazardous waste by Metals at a landfill operated by RIRRC.  Metals and RIRRC have denied the DEM's allegations.  RIRRC has settled with DEM and RIRRC and Metals are discussing a possible contribution by Metals to RIRRC with respect to that settlement.

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

The Company considers various factors when estimating its environmentalliabilities.  Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to remediate.  The factors, which the Company considers in its recognition and measurement of environmental liabilities, include the following:

•      Current regulations both at the time the reserve is established and during the course of the clean-up which specify standards for acceptable remediation;

•      Information about the site, which becomes available as the site is studied and remediated;

•      The professional judgment of both senior-level internal staff and external consultants who take into account similar, recent instances of environmental remediation issues, among other considerations;

•      Technologies available that can be used for remediation;

•      The number and financial condition of other potentially responsible parties and the extent of their responsibility for the remediation.

During the fiscal year ended August 31, 1999, the Company lowered cost of goods sold by $1.9 million for the reversal of environmental reserves related to various properties.

Note 6 - Income Taxes:

The provision for income taxes is as follows (in thousands):

	Year Ended August 31,
	2001	2000	1999
Current:
Federal	$318	$	$(359)
State	610	375	250
Deferred:
Federal	2,325	296	733
State	148	(9)	128
	$3,401	$662	$752

Deferred tax assets and liabilities are as follows (in thousands):

	August 31,
	2001	2000

AMT carryforward	$1,040	$800
Segment held for sale	(452)	(423)
Inventory valuation methods	2,341	1,420
Employee benefit accruals	1,588	2,524
State income tax and other	(680)	(120)
Net current deferred tax assets	$3,837	$4,201

Accelerated depreciation and basis differences	$40,267	$40,198
Environmental liabilities	(9,166)	(9,363)
Net operating loss carryforwards	(7,024)	(9,479)
Other	(1,062)	(603)
	23,015	20,753
Deferred tax asset valuation allowance	7,024	7,863
Net non-current deferred tax liabilities	$30,039	$28,616

The reasons for the difference between the effective income tax rate and the statutory federal income tax rate are as follows:

	Year Ended August 31,
	2001	2000	1999

Federal statutory rate	34%	35%	35%
Foreign sales corporation	(5)	(6)	(8)
State taxes, net of credit	7	3	21
Proler NOLs	(7)	(27)
Amortization of goodwill	3	4	6
Other	(2)	(3)	1

Effective tax rate	30%	6%	55%

Federal tax law places annual limits on an acquiring corporation’s use of an acquired corporation’s net operating losses (NOLs) and credits.  Unused NOLs and credits can be carried forward to future years.  When Proler was acquired in 1996, it had NOLs of $31.4 million and minimum tax credits of $0.7.  The law limits the Company’s use of the Proler NOLs to an annual $2.4 million and, to the extent unused, will expire in years 2007 through 2012.  Similar limitations apply to the Proler minimum tax credits, though they can be carried forward indefinitely.

When Proler was acquired, pre-1999 Federal tax law placed a further restriction on the Company’s use of the NOLs such that they could only be used to reduce taxable income of the acquired Proler entities.  This made ultimate realization of the NOLs so uncertain that a valuation allowance was established to offset the entire NOL deferred tax asset of $31.4 million.  Under this constraint, the Company only recognized $.4 million of tax benefit from release of the valuation allowance prior to fiscal 2000.

A 1999 change to Federal tax law, however, now allows the Company to use the remaining annual $2.4 million NOL increments to reduce taxable income from all sources, not just from the acquired Proler entities.  (A similar change liberalized use of the minimum tax credits, too).  The Company believed that it was more likely than not that it would utilize a portion of the Proler NOL in the amounts of $8.5 million in fiscal 2000 and $2.4 million in fiscal 2001, and accordingly has released the valuation allowance and recognized the corresponding tax benefit.  Tax benefit for the remaining $20.1 million remains unrecognized as of August 31, 2001.

Note 7 - Related Party Transactions:

Certain shareholders of the Company own significant interest in, or are related to owners of, the entities discussed below.  As such, these entities are considered related parties for financial reporting purposes.

Transactions Affecting Cost of Goods Sold and Other Operating Expenses

The Company charters several vessels from related companies to transport recycled metal to foreign markets.  The number of vessels chartered varies from year to year depending on the availability of their vessels.  Charges incurred for these charters were $13.5 million, $9.4 million, and $4.6 million for 2001, 2000, and 1999, respectively.  In 1993, the Company signed a five-year time-charter agreement for one vessel which expired in June 1998.  The agreement guaranteed the ship owner a residual market value of $2.5 million at the end of the time-charter.  Upon expiration of the time charter, the Company paid the guaranteed residual and entered into an additional five-year time charter.  The Company accounted for the transaction as a capital lease.  This vessel was sold during fiscal 2000 which resulted in a $1.0 million loss.  See Note 12.  The Company entered into two additional seven-year time charters in May 1995 for other vessels.

The Company purchased recycled metals from its joint venture operations totaling $12.1 million, $14.7 million, and $11.0 million in 2001, 2000, and 1999, respectively.

The Company leases certain land and buildings from a related real estate company under operating leases.  The following table summarizes the lease terms, annual rents and future minimum rents (in thousands):

	Lease	Current
Location:	Expirations	Annual Rent

Metals Recycling Business:
Portland facility and marine terminal	2063	$1,502
Sacramento facility	2003	88
Administrative offices	2002 - 2006	187

	Minimum	Sublease	Net Minimum
Year	Rents	Income	Rents

2002	1,778	(56)	1,722
2003	1,802	(26)	1,776
2004	1,714		1,714
2005	1,714		1,714
2006	1,714		1,714
Thereafter	91,428		91,428

Rent expense was $1.7 million, $1.4 million, and $1.6 million, for 2001, 2000, and 1999, respectively.

The rent for the Metals Recycling Business’s Portland facility will be adjusted in 2003 and every 15 years thereafter to market rates.  In 2008 and every five years thereafter, except in the year of a market rate adjustment, the rent will be adjusted based on the Consumer and Producer Price Indices.

Transactions Affecting Selling and Administrative Expenses

The Company performs some administrative services and provides operation and maintenance of management information systems for certain related parties.  These services are charged to the related parties based upon cost plus a 15% margin for overhead and profit.  These administrative charges totaled $1.1 million for each of the last three years.

Transactions Affecting Other Income (Expense)

The vessels discussed above are periodically sub-chartered to third parties.  In this case, a related shipping agency company acts as the Company’s agent in the collection of income and payment of expenses related to sub-charter activities.  In fiscal 2001, there was no subcharted activity.  For the years ended August 31, 2000, and 1999, charges incurred for these sub-charters aggregated $0.3 million, and $3.3 million, offset by income of $0.2 million, and $2.9 million, respectively.

Included in other assets are $1.7 million and $2.2 million of notes receivable from joint venture partners at August 31, 2001 and 2000, respectively.  The Company records interest income on certain of these notes and advances to joint ventures.  This income totaled $2.0 million, $2.2 million, and $1.5 million for fiscal years 2001, 2000 and 1999, respectively.

Note 8 - Employee Benefits:

In accordance with union agreements, the Company contributed to union pension plans $2.6 million, $2.3 million, and $2.0 million, in fiscal 2001, 2000, and 1999, respectively.  These are multi-employer plans and, consequently, the Company is unable to determine its relative portion of or estimate its future liability under the plans.

The Company has several defined contribution plans covering nonunion employees.  The pension cost related to these plans totaled $1.1 million, $1.1 million, and $1.0 million for fiscal 2001, 2000, and 1999, respectively.

For certain nonunion employees, the Company also maintains a defined benefit pension plan.  The Company has funded the maximum contribution deductible for federal income tax purposes.   The following table sets forth the change in benefit obligation, change in plan assets and funded status at August 31, 2001 and 2000 in accordance with SFAS 132, Employer’s Disclosure About Pensions and Other Postretirement Benefits (in thousands):

	August 31,
	2001	2000
Change in benefit obligation:
Benefit obligation at beginning of year	$6,324	$6,379
Service cost	690	698
Interest cost	442	402
Actuarial loss	86	(652)
Transfers	(4)	2
Benefits paid	(845)	(505)
Benefit obligation at end of year	$6,693	$6,324

Change in plan assets:
Fair value of plan assets at beginning of year	$6,744	$5,357
Actual return on plan assets	(596)	1,358
Employer contribution	574	532
Transfers	(4)	2
Benefits paid	(845)	(505)
Fair value of plan assets at end of year	$5,873	$6,744

Funded status:
Plan assets greater (less) than benefit obligation	$(820)	$421
Unrecognized actuarial (gain) loss	705	(723)
Unrecognized prior service cost	54	58
Accrued benefit cost	$(61)	$(244)

Assumptions used each year in determining the defined benefit net pension cost are:

	August 31,
	2001	2000	1999

Weighted average discount rate	7.0%	7.0%	6.5%
Expected rate of investment return	9.0%	9.0%	9.0%
Expected rate of compensation increase	4.0%	4.0%	4.0%

The components of net periodic pension benefit cost are (in thousands):

	Year Ended August 31,
	2001	2000	1999

Service cost	$690	$698	$723
Interest cost	441	402	364
Expected return on plan assets	(576)	(512)	(409)
Amortization of past service cost	4	4	4
Recognized actuarial loss	1	13	19
Net periodic pension benefit cost	$560	$605	$701

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

	August 31,
	2001	2000	1999

Restricted trust fund	$1,562	$2,421	$1,204
Deferred compensation expense	182	288	356
Long-term pension liability	1,705	1,575	1,470
Pension cost	236	166	156

The trust fund assets experienced stock market gains and losses, which are included in other income (expense).  During fiscal 2001 and 2000, the Company recognized gains (losses) totaling $(0.7 million) and $0.9 million respectively.  No gain or loss was recognized in fiscal 1999.

When the Company acquired Proler, it assumed a liability for deferred compensation payable to certain ex-employees of Proler.  As of August 31, 2001 and 2000, the remaining liability aggregated $0.7 million and $1.1 million, respectively.  These amounts are included in other long-term liabilities in the accompanying consolidated balance sheet.

Note 9 - Stock Incentive Plan:

The Company has adopted a stock incentive plan for employees, consultants and directors of the Company.  The plan covers 1,200,000 shares of Class A common stock.  All options have a ten-year term and, except for options granted in fiscal 1999 and 2001, become exercisable for 20% of the shares covered by the option on each of the first five anniversaries of the grant.  The options granted in fiscal 1999 became fully exercisable on the first anniversary of the grant.  The options granted in fiscal 2001 become exercisable as follows: 33% after one year from the date of grant, 66% after two years from the date of grant, and 100% after two and one-half years from the date of grant.  The vesting periods for these options varied from the standard because the Company granted them to certain employees in lieu of annual salary revisions.

The Company records stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations.  An alternative method of accounting exists under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) which requires the use of option valuation models.  Under APB 25, because the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information for fiscal years 2001, 2000, and 1999 regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.  The fair value for these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended August 31,
	2001	2000	1999

Risk-free interest rate	4.8%	6.3%	5.0%
Dividend yield	1.0%	1.0%	1.0%
Weighted average expected life of options	7.0 Years	7.5 Years	7.5 Years
Volatility	.43	.47	.43

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.  The effects on results of operations and earnings per share are not expected to be indicative of the effects on results of operations or earnings per share in future years.  The Company’s pro forma information follows (in thousands, except per share amounts):

	Year Ended August 31,
	2001	2000	1999

Pro forma net income (loss)	$7,180	$8,783	$(141)

Pro forma diluted earnings (loss) per share	$0.76	$0.90	$(0.01)

A summary of the Company’s stock option activity and related information is as follows (in thousands, except per share amounts):

	Year Ended August 31,
	2001		2000		1999
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding-beginning of year	918	$18.19	708	$19.60	523	$22.67
Options granted	234	$13.50	230	$14.10	201	$12.00
Options exercised	(5)	$12.00	(3)	$12.00
Options canceled	(20)	$21.33	(17)	$22.58	(16)	$24.49
Outstanding – end of year	1,127	$17.19	918	$18.19	708	$19.60
Exercisable at end of year	656	$18.69	408	$20.94	296	$21.48
Weighted-average fair value of options granted during year		$6.51		$8.35		$6.54

Exercise prices for options outstanding as of August 31, 2001 ranged from $12.00 to $25.00.  The weighted-average remaining contractual life of those options is 7.1 years.

During fiscal 2001, the Company also issued 64,196 options to a consultant.  The options were fully vested as of September 15, 2001 and expire on September 15, 2005.  The exercise price is $17.42 per share.  The Company recorded an expense of $0.2 million in fiscal 2001 related to this transaction.

Note 10 - Segment Information:

The Company operates in two industry segments: metal processing and recycling (Metals Recycling Business) and mini-mill steel manufacturing (Steel Manufacturing Business).  Additionally, the Company is a partner in joint ventures, which are either in the metals recycling business or are suppliers of unprocessed metals.  The Company also considers these to be separate segments because they are managed separately.  These joint ventures are accounted for using the equity method.  As such, the operating information provided below related to the joint ventures is shown separately from consolidated information, except for the Company’s equity in the net income of, investment in, and advances to the joint ventures.

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

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision-maker for the purpose of corporate management. The Company does not allocate corporate interest income and expense, income taxes or other income and expenses related to corporate activity to its operating segments.  Assets and capital expenditures are not shown for the joint ventures as management does not use that information to allocate resources or assess performance.

	Year Ended August 31,
	2001	2000	1999
Revenues from external customers (in thousands):
Metals Recycling Business	$182,475	$188,383	$137,070
Steel Manufacturing Business	159,362	192,421	172,698
Intersegment revenues	(49,891)	(47,012)	(44,721)
Consolidated revenues	$291,946	$333,792	$265,047

The joint ventures’ revenues from external customers are as follows (in thousands):

	Year Ended August 31,
	2001	2000	1999
Joint Ventures in the Metals Recycling Business	$447,919	$449,783	$303,014
Joint Venture Suppliers of Metals	53,381	52,444	46,575
	$501,300	$502,227	$349,589

Revenues by geographic area (in thousands):

	Year Ended August 31,
	2001	2000	1999
Metals Recycling Business:
Asia	$103,527	$70,437	$39,454
United States	78,948	117,946	97,616
Sales to Steel Manufacturing Business	(49,891)	(47,012)	(44,721)
Sales to external customers	132,584	141,371	92,349

Steel Manufacturing Business:
United States	159,362	192,421	172,698
Consolidated revenues	$291,946	$333,792	$265,047

The Joint Ventures in the Metals Recycling Business do not maintain revenues by geographic area and it would be impracticable to provide such disclosure.  Sales by the Joint Venture Suppliers of Metals are all made to customers in the United States.  See Note 7 regarding the Company’s purchases from its joint ventures.

	Year Ended August 31,
	2001	2000	1999
	(in thousands)
Income (loss) from operations:
Metals Recycling Business	$7,854	$12,873	$(16)
Steel Manufacturing Business	4,903	7,220	6,561
Joint Ventures in the Metals Recycling Business	6,549	2,219	1,380
Joint Venture Suppliers of Metals	3,288	2,288	2,070
Corporate expense and eliminations	(8,494)	(9,386)	(6,118)

Consolidated income from operations	$14,100	$15,214	$3,877

Income from operations from the joint ventures represents the Company’s equity in the net income of these entities.

	Year Ended August 31,
	2001	2000	1999
	(in thousands)
Depreciation and amortization expense:
Metals Recycling Business	$8,957	$8,890	$7,672
Steel Manufacturing Business	9,412	9,241	9,809
Corporate expense and eliminations	373	230	235

Consolidated depreciation and amortization expense	$18,742	$18,361	$17,716

The Company’s share of depreciation and amortization expense included in the determination of the joint ventures’ net income is as follows:

	Year Ended August 31,
	2001	2000	1999
	(in thousands)
Joint Ventures in the Metals Recycling Business	$5,890	$5,888	$5,128
Joint Venture Suppliers of Metals	966	782	644

The following is a summary of the Company’s total assets and capital expenditures:

	Year Ended August 31,
	2001	2000	1999
	(in thousands)
Total assets:
Metals Recycling Business	$127,143	$129,454	$130,829
Steel Manufacturing Business	150,715	144,477	163,172
Investment in:
Joint Ventures in the Metals Recycling Business	105,522	99,446	99,103
Joint Venture Suppliers of Recycled Metal	6,101	5,326	4,877
Corporate	36,389	47,586	48,377
	$425,870	$426,289	$446,358

Capital expenditures:
Metals Recycling Business	$5,358	$9,112	$11,652
Steel Manufacturing Business	3,591	1,566	157
Corporate	348	54	177
	$9,297	$10,732	$11,986

In fiscal years 2001 and 2000, one customer accounted for 10% and 15% of the Company’s consolidated revenues, respectively.  No individual customer accounted for greater than ten percent of the Company’s consolidated revenues in fiscal year 1999.

The Joint Ventures in the Metals Recycling Business have significant customers.  During fiscal 2001, no single customer accounted for more than 10% of combined revenues for these joint ventures.  During fiscal 2000, one customer accounted for 22% of combined revenues for these joint ventures.  During fiscal 1999, one customer accounted for 17% and another customer accounted for 13% of combined revenues.

Note 11 - Summarized Financial Information of Joint Ventures:

A summary of combined operations of joint ventures in which the Company is a partner is as follows:

	Year Ended August 31,
	2001	2000
	(in thousands)

Current assets	$144,534	$143,873
Noncurrent assets	125,449	121,291
	$269,983	$265,164

Current liabilities	$98,407	$91,170
Noncurrent liabilities	9,636	17,610
Partners' equity	161,940	156,384
	$269,983	$265,164

	Year Ended August 31,
	2001	2000	1999
	(in thousands)

Revenues	$501,300	$502,227	$349,589

Income from operations	$13,526	$8,813	$645

Net income before taxes	$19,477	$7,750	$7,858

The Company performs some administrative services and provides operation and maintenance of management information systems to some of these joint ventures.  These administrative charges totaled $0.1 million in 2001, and $0.2 million in each of fiscal years 2000 and 1999.

Advances from and to joint venture partnerships from the Company are included in noncurrent assets and liabilities above. Certain advances bear interest at the prime rate less two percent.

Note 12 – Disposal and Sale of Assets:

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

Note 13 - Quarterly Financial Data (Unaudited) (in thousands, except per share amounts):

	Fiscal Year 2001
	First	Second	Third	Fourth

Net revenues	$79,641	$78,536	$68,990	$64,779
Income from operations	2,737	3,600	1,974	5,789
Net income	1,355	2,105	1,465	2,994
Diluted earnings per share	$0.14	$0.22	$0.16	$0.32

	Fiscal Year 2000
	First	Second	Third	Fourth

Net revenues	$71,233	$75,822	$94,927	$91,810
Income from operations	3,454	5,527	5,159	1,073
Net income	1,998	2,144	3,983	2,240
Diluted earnings per share	$0.20	$0.22	$0.40	$0.23

Schedule II - Valuation and Qualifying Accounts
See Excel Spreadsheet

Schnitzer Steel Industries, Inc.

Schedule II - Valuation and Qualifying Accounts

For the Years Ended August 31, 2001, 2000, 1999

(In thousands)

Column A	Column B	Column C - Additions		Column D	Column E
	Balance at	Charged to	Charged to		Balance at
	beginning	cost and	other		end of
Description	of period	expenses	accounts	Deductions	period

Fiscal 2001
Allowance for doubtful accounts	670	250			920
Inventories - net realizable value	1,536	(198)			1,338
Deferred tax asset valuation allowance	7,863			(839)	7,024

Fiscal 2000
Allowance for doubtful accounts	638	32			670
Inventories - net realizable value	5,330			(3,794)	1,536
Deferred tax asset valuation allowance	10,856			(2,993)	7,863

Fiscal 1999
Allowance for doubtful accounts	645			(7)	638
Inventories - net realizable value	1,634	3,696			5,330
Deferred tax asset valuation allowance	10,856				10,856

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders

of Schnitzer Steel Industries, Inc.

Our audits of the consolidated financial statements referred to in our report dated September 28, 2001 appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Portland, Oregon

September  28, 2001

SCHNITZER STEEL INDUSTRIES, INC.

FORM 10-K

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors is included under "Election of Directors" in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders and is incorporated herein by reference.  Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report.  Information required by Item 405 of Regulation S-K is included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.                EXECUTIVE COMPENSATION

The information required by this item is included under “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is included under “Voting Securities and Principal Shareholders” in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under “Certain Transactions” in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 14.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.	The following financial statements are filed as part of this report:

		See Index to Consolidated Financial Statements and Schedule on page 32 of this report.

	2.	The following schedule and report of independent accountants are filed as part of this report:

		Schedule II Valuation and Qualifying Accounts
		Report of Independent Accountants on Financial Statement Schedule

All other schedules are omitted as the information is either not applicable or is not required.

3.	Exhibits:

3.1	1993 Restated Articles of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, Registration No. 33-69352 (the Form S-1).

3.2	Restated Bylaws of the Registrant. Filed as Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference.

9.1	Schnitzer Steel Industries Inc. 2001 Restated Voting Trust and Buy-Sell Agreement dated March 26, 2001.

10.1

Lease Agreement dated September 1, 1988 between Schnitzer Investment Corp. and the Registrant, as amended, relating to the Corporate Headquarters.  Incorporated by reference to Exhibit 10.1 to the Form S-1.

10.2

Second Amendment of Lease dated October 18, 1995 between Schnitzer Investment Corp. and the Registrant, relating to the Corporate Headquarters.  Filed as Exhibit 10.5  to Registrant’s Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

10.3

Second Extension of Lease dated May 28, 1996 between Schnitzer Investment Corp. and the Registrant, relating to the Corporate Headquarters.  Filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended May 31, 1996, and incorporated herein by reference.

10.4

Lease Agreement dated March 24, 1980 between Schnitzer Investment Corp. and the Registrant, as amended, relating to the Corporate Headquarters.  Incorporated by reference to Exhibit 10.2 to the Form S-1.

10.5

Third Amendment of Lease dated May 29, 1996 between Schnitzer Investment Corp. and the Registrant, relating to the Corporate Headquarters.  Filed as Exhibit 10.2  to the Registrant’s Form 10-Q for the quarterly period ended May 31, 1996, and incorporated herein by reference.

10.6

Fourth Amendment of Lease dated March 31, 1997 between Schnitzer Investment Corp. and the Registrant, relating to the Corporate Headquarters.  Filed as Exhibit 10.6 to Registrant’s Form 10-K for the fiscal year ended August 31, 1997 and incorporated herein by reference.

10.7

Lease Agreement dated March 1, 1995 between Schnitzer Investment Corp. and the Registrant, relating to the Corporate Headquarters.  Filed as Exhibit 10.3 to Registrants Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

10.8

Amendment of lease dated March 31, 1997 between Schnitzer Investment Corp. and the Registrant relating to the Corporate Headquarters.  Filed as Exhibit 10.8 to Registrant’s Form 10-K for the fiscal year ended August 31, 1997 and incorporated herein by reference.

10.9

Lease Agreement dated April 20, 1995 between Schnitzer Investment Corp. and the Registrant, relating to the Corporate Headquarters. Filed as Exhibit 10.4  to Registrant’s Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

10.10

Lease Agreement dated February 18, 1997 between Schnitzer Investment Corp and the Registrant relating to the Corporate Headquarters.  Filed as Exhibit 10.10 to Registrant’s Form 10-K for the fiscal year ended August 31, 1997 and incorporated herein by reference.

10.11

Lease Agreement dated September 1, 1988 between Schnitzer Investment Corp. and the Registrant, as amended, relating to the Portland metals recycling operation.  Incorporated by reference to Exhibit 10.3 to the Form S-1.

10.12

Second Amendment to Lease dated October 28, 1994 between Schnitzer Investment Corp. and the Registrant, relating to Portland recycled metals recycling operation. Filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

10.13

Third Amendment to Lease dated February 1998 between Schniter Investment Corp. and the Registrant, relating to Portland recycled metals recycling operation.  Filed as Exhibit 10.25 to Registrant’s Form 10-K for the fiscal year ended August 31, 2000, and incorporated herein by reference.

10.14

Fourth Amendment to Lease dated July 1, 1998, between Schniter Investment Corp. and the Registrant, relating to Portland recycled metals recycling operation.  Filed as Exhibit 10.26 to Registrant’s Form 10-K for the fiscal year ended August 31, 2000, and incorporated herein by reference.

10.15

Lease Agreement dated September 1, 1988 between Schnitzer Investment Corp. and the Registrant, as amended, relating to the Sacramento metals recycling operation.  Incorporated by reference to Exhibit 10.4 to the Form S-1.

10.16

Amendment of lease dated February 8, 1995 between Schnitzer Investment Corp. and the Registrant, relating to the Sacramento metals recycling operation.  Filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

10.17

Second Amended Shared Services Agreement dated September 13, 1993 between the Registrant and certain entities controlled by shareholders of the Registrant.  Incorporated by reference to Exhibit 10.5 to the Form S-1.

10.18

Amendment dated September 1, 1994 to Second Amended Shared Services Agreement between the Registrant and certain entities controlled by shareholders of the Registrant. Filed as Exhibit 10.6 to Registrant’s Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference.

10.19

Uniform Time Charter dated May 9, 1995 between the Registrant and Trans-Pacific Shipping Co. Filed as Exhibit 10.10 to Registrant’s Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference.

10.20

Addendum No. 4 to M/V Jade Pacific Uniform Time Charter Agreement dated October 31, 1997 between the Registrant and Trans-Pacific Shipping Co.  Filed as Exhibit 10.2 to Registrant’s Form 10-Q for  the quarter ended November 30, 1997, and incorporated by reference.

10.21

Uniform Time Charter dated May 9, 1995 between the Registrant and Trans-Pacific Shipping Co. Filed as Exhibit 10.11 to Registrant’s Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference.

10.22

Addendum No. 4 to M/V Jade Orient Uniform Time Charter Agreement dated October 31, 1997 between the Registrant and Trans-Pacific Shipping Co.  Filed as Exhibit 10.1 to Registrant’s Form 10-Q for  the quarter ended November 30, 1997, and incorporated by reference.

*10.23	1993 Stock Incentive Plan of the Registrant. Filed as Exhibit 10.22 to Registrant’s Form 10-K for the fiscal year ended August 31, 1997 and incorporated herein by reference.

*10.24	Supplemental Executive Retirement Bonus Plan of the Registrant.

*10.25	Amendment to the Supplemental Executive Retirement Bonus Plan of the Registrant effective January 1, 2002.

*10.26

Deferred Bonus Agreement between the Company and an executive officer.  Filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarterly period ended May 31, 1996, and incorporated herein by reference.

*10.27	Schnitzer Steel Industries, Inc. Economic Value Added Bonus Plan.

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Accountants.

24.1	Powers of Attorney

*  Management contract or compensatory plan or arrangement

(b)           Reports on Form 8-K

No reports on Form 8-K were required to be filed by the Registrant during the fourth quarter of the fiscal year ended August 31, 2001.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.

Dated:	November 29, 2001	By:	/s/BARRY A. ROSEN
Barry A. Rosen
Vice President, Finance and Treasurer
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant :          November  29, 2001              in the capacities indicated.

Signature	Title

Principal Executive Officer:

*LEONARD SCHNITZER	Chairman of the Board,
Leonard Schnitzer	Chief Executive Officer and Director

Principal Financial and Accounting Officer:

/s/ BARRY A. ROSEN	Vice President, Finance and Treasurer
Barry A. Rosen	and Chief Financial Officer

Directors:

*CAROL S. LEWIS	Director
Carol S. Lewis

*SCOTT LEWIS	Director
Scott Lewis

*KENNETH M. NOVACK	Director
Kenneth M. Novack

*ROBERT W. PHILIP	Director
Robert W. Philip

*JEAN S. REYNOLDS	Director
Jean S. Reynolds

*DORI SCHNITZER	Director
Dori Schnitzer

*GARY SCHNITZER	Director
Gary Schnitzer

*ROBERT S. BALL	Director
Robert S. Ball

*WILLIAM S. FURMAN	Director
William S. Furman

*RALPH R. SHAW	Director
Ralph R. Shaw

*By: /s/ BARRY A. ROSEN
Attorney-in-fact, Barry A. Rosen

INDEX TO EXHIBITS

3.1	1993 Restated Articles of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, Registration No. 33-69352 (the Form S-1).

3.2	Restated Bylaws of the Registrant. Filed as Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference.

9.1	Schnitzer Steel Industries, Inc. 2001 Restated Voting Trust and Buy-Sell Agreement dated March 26, 2001.

10.1

Lease Agreement dated September 1, 1988 between Schnitzer Investment Corp. and the Registrant, as amended, relating to the Corporate Headquarters.  Incorporated by reference to Exhibit 10.1 to the Form S-1.

10.2

Second Amendment of Lease dated October 18, 1995 between Schnitzer Investment Corp. and the Registrant, relating to the Corporate Headquarters. Filed as Exhibit 10.5  to Registrant’s Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

10.3

Second Extension of Lease dated May 28, 1996 between Schnitzer Investment Corp. and the Registrant, relating to the Corporate Headquarters.  Filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended May 31, 1996, and incorporated herein by reference.

10.4

Lease Agreement dated March 24, 1980 between Schnitzer Investment Corp. and the Registrant, as amended, relating to the Corporate Headquarters.  Incorporated by reference to Exhibit 10.2 to the Form S-1.

10.5

Third Amendment of Lease dated May 29, 1996 between Schnitzer Investment Corp. and the Registrant, relating to the Corporate Headquarters.  Filed as Exhibit 10.2  to the Registrant’s Form 10-Q for the quarterly period ended May 31, 1996, and incorporated herein by reference.

10.6

Fourth Amendment of Lease dated March 31, 1997 between Schnitzer Investment Corp. and the Registrant, relating to the Corporate Headquarters. Filed as Exhibit 10.6 to Registrant’s Form 10-K for the fiscal year ended August 31, 1997 and incorporated herein by reference.

10.7

Lease Agreement dated March 1, 1995 between Schnitzer Investment Corp. and the Registrant, relating to the Corporate Headquarters.  Filed as Exhibit 10.3 to Registrants Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

10.8

Amendment of lease dated March 31, 1997 between Schnitzer Investment Corp. and the Registrant relating to the Corporate Headquarters.  Filed as Exhibit 10.8 to Registrant’s Form 10-K for the fiscal year ended August 31, 1997 and incorporated herein by reference.

10.9

Lease Agreement dated April 20, 1995 between Schnitzer Investment Corp. and the Registrant, relating to the Corporate Headquarters. Filed as Exhibit 10.4  to Registrant’s Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

10.10

Lease Agreement dated February 18, 1997 between Schnitzer Investment Corp. and the Registrant relating to the Corporate Headquarters.  Filed as Exhibit 10.10 to Registrant’s Form 10-K for the fiscal year ended August 31, 1997 and incorporated herein by reference.

10.11

Lease Agreement dated September 1, 1988 between Schnitzer Investment Corp. and the Registrant, as amended, relating to the Portland metals recycling operation.  Incorporated by reference to Exhibit 10.3 to the Form S-1.

10.12

Second Amendment to Lease dated October 28, 1994 between Schnitzer Investment Corp. and the Registrant, relating to Portland metals recycling operation.  Filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

10.13

Third Amendment to Lease dated February 1998, between Schnitzer Investment Corp. and the Registrant relating to Portland recycled metals recycling operation.  Filed as Exhibit 10.25 to Registrant’s Form 10-K for the fiscal year ended August 31, 2000, and incorporated herein by reference.

10.14

Fourth Amendment to Lease dated July 1, 1998, between Schnitzer Investment Corp. and the Registrant relating to Portland recycled metals recycling operation.  Filed as Exhibit 10.26 to Registrant’s Form 10-K for the fiscal year ended August 31, 2000, and incorporated herein by reference

10.15

Lease Agreement dated September 1, 1988 between Schnitzer Investment Corp. and the Registrant, as amended, relating to the Sacramento metals recycling operation.  Incorporated by reference to Exhibit 10.4 to the Form S-1.

10.16

Amendment of lease dated February 8, 1995 between Schnitzer Investment Corp. and the Registrant, relating to the Sacramento metals recycling operation.  Filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

10.17

Second Amended Shared Services Agreement dated September 13, 1993 between the Registrant and certain entities controlled by shareholders of the Registrant.  Incorporated by reference to Exhibit 10.5 to the Form S-1.

10.18

Amendment dated September 1, 1994 to Second Amended Shared Services Agreement between the Registrant and certain entities controlled by shareholders of the Registrant. Filed as Exhibit 10.6 to Registrant’s Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference.

10.19

Uniform Time Charter dated May 9, 1995 between the Registrant and Trans-Pacific Shipping Co.  Filed as Exhibit 10.10 to Registrant’s Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference.

10.20	Addendum No. 4 to M/V Jade Pacific Uniform Time Charter Agreement

dated October 31, 1997 between the Registrant and Trans-Pacific Shipping Co.  Filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended November 30, 1997, and incorporated herein by reference.

10.21

Uniform Time Charter dated May 9, 1995 between the Registrant and Trans-Pacific Shipping Co.  Filed as Exhibit 10.11 to Registrant’s Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference.

10.22	Addendum No. 4 to M/V Jade Orient Uniform Time Charter Agreement

dated October 31, 1997 between the Registrant and Trans-Pacific Shipping Co.  Filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended November 30, 1997, and incorporated herein by reference.

*10.23	1993 Stock Incentive Plan of the Registrant. Filed as Exhibit 10.22 to Registrant’s Form 10-K for the fiscal year ended August 31, 1997 and incorporated herein by reference.

*10.24	Supplemental Executive Retirement Bonus Plan of the Registrant.

*10.25	Amendment to the Supplemental Executive Retirement Bonus Plan of the Registrant effective January 1, 2002.

*10.26	Deferred Bonus Agreement between the Company and an executive officer.
Filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarterly period ended May 31, 1996, and incorporated herein by reference.

*10.27	Schnitzer Steel Industries, Inc. Economic Value Added Bonus Plan.

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Accountants.

24.1	Powers of Attorney.

*               Management contract or compensatory plan or arrangement.