Form 10-Q
period 2001-11-30
SCHNITZER STEEL INDUSTRIES INC
filed 2002-01-14
CIK 912603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2001 or

☐         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____ to ____.

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

Yes  ☒   No  ☐

The Registrant had 4,797,116 shares of Class A Common Stock, par value of $1.00 per share, and 4,303,828 shares of Class B Common Stock, par value of $1.00 per share, outstanding at December 31, 2001.

SCHNITZER STEEL INDUSTRIES, INC

SCHNITZER STEEL INDUSTRIES, INC. CONSOLIDATED BALANCE SHEET (in thousands, except per share amounts)

	Nov. 30, 2001	Aug. 31, 2001
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash	$7,781	$1,877
Accounts receivable, less allowance for doubtful accounts of $920	16,122	22,315
Accounts receivable from related parties	1,083	546
Inventories (Note 2)	85,568	89,353
Deferred income taxes	3,837	3,837
Prepaid expenses and other	4,676	4,110
Total current assets	119,067	122,038

Net property, plant and equipment	117,301	119,510

Other assets:
Investment in joint venture partnerships	115,738	111,623
Advances to joint venture partnerships	19,344	25,728
Goodwill	39,004	39,345
Intangibles and other	7,150	7,626

	$417,604	$425,870

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$65	$200
Accounts payable	14,437	15,902
Accrued payroll liabilities	4,372	6,209
Current portion of environmental liabilities	1,800	2,000
Other accrued liabilities	6,295	6,317
Total current liabilities	26,969	30,628

Deferred income taxes	30,039	30,039

Long-term debt less current portion	88,131	93,766

Environmental liabilities, net of current portion	21,012	20,915

Other long-term liabilities	2,416	2,453

Commitments and contingencies

Shareholders' equity:
Preferred stock--20,000 shares authorized, none issued
Class A common stock--75,000 shares $1 par value authorized, 4,846 and 4,896 shares issued and outstanding	4,846	4,896
Class B common stock--25,000 shares $1 par value authorized, 4,304 shares issued and outstanding	4,304	4,304
Additional paid-in capital	95,353	95,923
Retained earnings	144,534	142,946
Total shareholders' equity	249,037	248,069

	$417,604	$425,870

The accompanying notes are an integral part of this statement.

SCHNITZER STEEL INDUSTRIES, INC. CONSOLIDATED STATEMENT OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	For The Three Months Ended November 30,
	2001	2000

Revenues	$68,418	$79,641

Cost and expenses:
Cost of goods sold and other operating expenses	63,095	71,199
Selling and administrative	6,866	6,874

(Loss) income from wholly-owned operations	(1,543)	1,568

Income from joint ventures	4,871	1,169

Income from operations	3,328	2,737

Other income (expense):
Interest expense	(777)	(1,465)
Other income	369	721

	(408)	(744)

Income before income taxes	2,920	1,993

Income tax provision	(876)	(638)

Net income	$2,044	$1,355

Basic earnings per share	$0.22	$0.14

Diluted earnings per share	$0.22	$0.14

The accompanying notes are an integral part of this statement.

SCHNITZER STEEL INDUSTRIES, INC. CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (in thousands) (unaudited)

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at August 31, 2000	5,389	$5,389	4,312	$4,312	$101,840	$136,889	$248,430

Class B common stock converted to Class A common stock	8	8	(8)	(8)
Class A common stock repurchased	(506)	(506)			(6,185)		(6,691)
Class A common stock issued	5	5			54		59
Stock options issued					214		214
Net income						7,919	7,919
Dividends paid						(1,862)	(1,862)

Balance at August 31, 2001	4,896	4,896	4,304	4,304	95,923	142,946	248,069

Class A common stock repurchased	(50)	(50)			(570)		(620)
Net income						2,044	2,044
Dividends paid						(456)	(456)

Balance at November 30, 2001	4,846	$4,846	4,304	$4,304	$95,353	$144,534	$249,037

The accompanying notes are an integral part of this statement.

SCHNITZER STEEL INDUSTRIES, INC. CONSOLIDATED STATEMENT OF CASH FLOWS (in thousands) (unaudited)

	For The Three Months Ended November 30,
	2001	2000

Operations:
Net income	$2,044	$1,355
Noncash items included in income:
Depreciation and amortization	4,717	4,761
Equity in income of joint ventures	(4,871)	(1,169)
Loss on disposal of assets	19	6
Cash provided (used) by changes in working capital:
Accounts receivable	5,431	3,284
Inventories	3,785	1,585
Prepaid expenses and other	(566)	(745)
Accounts payable	(1,465)	581
Accrued liabilities	(1,859)	366
Other assets and liabilities	549	1,067

Net cash provided by operations	7,784	11,091

Investing:
Capital expenditures	(2,150)	(2,499)
Repayments from (advances to) joint ventures	6,384	(5,580)
Distributions from joint ventures	710	975
Proceeds from sale of assets	22

Net cash provided (used) by investments	4,966	(7,104)

Financing:
Repurchase of Class A common stock	(620)	(2,051)
Issuance of Class A common stock		41
Dividends declared and paid	(456)	(478)
Repayment of long-term debt	(5,770)	(1,750)

Net cash used by financing	(6,846)	(4,238)

Net increase (decrease) in cash	5,904	(251)

Cash at beginning of period	1,877	2,407

Cash at end of period	$7,781	$2,156

The accompanying notes are an integral part of this statement.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2000
(unaudited)

Note 1 - Summary Of Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited interim financial statements of Schnitzer Steel Industries, Inc. (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included.  Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, management suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the fiscal year ended August 31, 2001.  The results for the three months ended November 30, 2001 are not necessarily indicative of the results of operations for the entire year.

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

	Three Months Ended November 30,
	2001	2000

Net income	$2,044	$1,355

Computation of shares:
Average common shares outstanding	9,162	9,640
Stock options	13	36
Diluted average common shares outstanding	9,175	9,676

Basic EPS	$0.22	$0.14

Diluted EPS	$0.22	$0.14

Dividend per share	$0.05	$0.05

Options to purchase 1,021,000 and 498,000 shares were outstanding at November 30, 2001 and 2000, respectively, but not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

Note 2 - Inventories:

Inventories consisted of the following (in thousands):

	November 30,	August 31,
	2001	2001
	(Unaudited)	(Audited)

Recycled metals	$21,748	$21,599
Work in process	17,394	17,600
Finished goods	33,407	36,960
Supplies	13,019	13,194

	$85,568	$89,353

Note 3 – Segment Information:

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

	For the Three Months Ended
	November 30, 2001	November 30, 2000
Revenues from external customers (in thousands):
Metals Recycling Business	$41,641	$43,749
Steel Manufacturing Business	34,786	46,320
Intersegment revenues	(8,009)	(10,428)
Consolidated revenues	$68,418	$79,641

The joint ventures’ revenues from external customers are as follows (in thousands):

	For the Three Months Ended
	November 30, 2001	November 30, 2000

Joint Ventures in the Metals Recycling Business	$117,582	$92,896
Joint Venture Suppliers of Metals	10,782	15,917
Total revenues	$128,364	$108,813

Income (loss) from operations:
Metals Recycling Business	$946	$2,364
Steel Manufacturing Business	(272)	1,025
Joint Ventures in the Metals Recycling Business	3,699	486
Joint Venture Suppliers of Metals	1,172	683
Corporate expense	(2,093)	(2,445)
Eliminations	(124)	624

Consolidated income from operations	$3,328	$2,737

Income from operations generated by the joint ventures represents the Company’s equity in the net income of these entities.

Note 4 – Subsequent Events:

In the second quarter of fiscal 2002 the Company expects to complete the sale of a non-strategic steel forging business.  The Company expects to recognize a non-cash loss of approximately $0.6 million on the sale.  The sale of the steel forging business will not have a material effect on the Company’s revenues.

Ocean shipping rates have declined over the last few months making open market charters attractively priced.  In the second quarter of fiscal 2002 the Company committed to exit a vessel charter agreement with a related company, which is expected to result in a loss of $0.7 million. The Company anticipates it will more than compensate for the loss on the termination of the charter agreement by taking advantage of open market charters.

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

Results of Operations

The Company’s revenues and operating results by business segment are summarized below (in thousands):

	For the Three Months Ended
	November 30,
	(unaudited)
	2001	2000
REVENUES:
Metals Recycling Business:
Ferrous sales	$30,566	$31,168
Nonferrous sales	9,693	11,709
Other sales	1,382	872
Total sales	41,641	43,749

Ferrous sales to Steel Manufacturing Business	(8,009)	(10,428)
Steel Manufacturing Business	34,786	46,320
Total	$68,418	$79,641

INCOME (LOSS) FROM OPERATIONS:
Metals Recycling Business	$946	$2,364
Steel Manufacturing Business	(272)	1,025
Joint Ventures in the Metals Recycling Business	3,699	486
Joint Venture Suppliers of Metals	1,172	683
Corporate expense and eliminations	(2,217)	(1,821)
Total	$3,328	$2,737

NET INCOME	$2,044	$1,355

The Company’s joint ventures’ revenues and results of operations were as follows (in thousands):

	For the Three Months Ended
	November 30,
	2001	2000
	(unaudited)
Total revenues from external customers recognized by:
Joint Ventures in the Metals Recycling Business	$117,582	$92,896
Joint Venture Suppliers of Metals	10,782	15,917
	$128,364	$108,813

Income from joint ventures recognized by the Company from:
Joint Ventures in the Metals Recycling Business	$3,699	$486
Joint Venture Suppliers of Metals	1,172	683
	$4,871	$1,169

The following table summarizes certain selected operating data for the Company and its joint venture businesses:

	For the Three Months Ended
	November 30,
	2001	2000
	(unaudited)
SHIPMENTS (in thousands):
METALS RECYCLING BUSINESS:
Ferrous recycled metal (long tons):
To Steel Manufacturing Business	93	113
To other unaffiliated domestic customers	6	84
To export customers	249	137
Total ferrous recycled metal	348	334

Nonferrous metal (pounds)	29,100	30,100

STEEL MANUFACTURING BUSINESS
Finished steel products (short tons)	124	160

JOINT VENTURES IN THE METALS RECYCLING BUSINESS
Ferrous recycled metal (long tons)	894	548

First Quarter Fiscal 2001 vs. First Quarter Fiscal 2000

Revenues. Consolidated revenues for the three months ended November 30, 2001 decreased $11.2 million (14%) from the same period last year.  Both the Metals Recycling Business and the Steel Manufacturing Business’ revenues were lower.

Revenues for the Metals Recycling Business before intercompany eliminations decreased $2.1 million (5%) primarily due to decreased nonferrous revenues. The average nonferrous sales price per pound for the first quarter of fiscal 2001 decreased $0.06 (15%) to $0.33 per pound compared with the same period last year.  Nonferrous sales volume decreased 1.0 million pounds (3%) to 29 million pounds.  The decrease in the average sales price was primarily due to larger supplies of nonferrous metals worldwide and the slowdown in the world economy.  Ferrous metal sales decreased $0.6 million (2%) as the average sales price per ton decreased $5 (5%) to $87 per ton primarily due to a worldwide economic slowdown.  However, the lower prices were nearly offset by more tons sold.  Ferrous scrap exports increased 112,000 tons (82%) to 249,000 tons while shipments to other unaffiliated customers decreased 78,000 tons (93%) to 6,000 tons. Shipments to the Steel Manufacturing Business decreased 20,000 tons (18%) to 93,000 tons due to production curtailments at the Company owned steel mini-mill.  The increase in ferrous export sales volumes in the first quarter of fiscal 2002, compared with the first quarter of fiscal 2001, was primarily due to more inventory available because of lower domestic sales to unaffiliated customers as well as to the Steel Manufacturing Business.  Timing of export shipments also was a factor. A typical export shipment averages approximately 30,000 tons.  As a result, the timing of one shipment can have a material impact on quarterly sales volume.  The lower domestic ferrous sales volume is attributable primarily to the slowdown in the U.S. economy and lower demand.

The Steel Manufacturing Business’ revenues decreased $11.5 million (25%), to $34.8 million.  Finished steel shipments decreased 36,000 tons (22%) and the average finished steel selling price decreased $10 per ton (3%) compared with the same quarter last year.  Finished steel shipments decreased as a result of the slowdown in the U.S. economy and intense competition from low cost steel imports.  Over half of the volume decrease was from wire rod products, which reflects the competition from low priced imports. Management concluded that it was in the Company’s financial interest to further curtail production of most of its products, especially wire rod as the mill could not produce and sell the products at a profit.  The decrease in average selling price is indicative of the slowing U.S. economy and competition from lower price steel imports.  In June 2001, President Bush asked the U.S. International Trade Commission (the Commission) to investigate the effects of imports on the domestic steel industry under Section 201 of the 1974 Trade Act.  The Commission has determined that certain steel products are being imported in such increased quantities as to be a cause or threat of injury to the domestic steel industry.  The Commission has not agreed on recommendations with respect to remedies, but has set forth various options for import restrictions and increased tariffs.  A decision by the President is expected by mid-February 2002.

Cost of Goods Sold.  Consolidated cost of goods sold decreased $8.1 million (11%) for the first quarter of fiscal 2002 compared with the first quarter of fiscal 2001. Cost of goods increased as a percentage of revenues from 89% to 92%.  Gross profit decreased $3.1 million as a result of decreased margins in both the Metals Recycling Business and the Steel Manufacturing Business.

The Metals Recycling Business’ cost of goods sold as a percentage of sales increased to 88% from 87%.  Gross profit decreased $0.8 million to $5.0 million.  The average cost of goods sold per ferrous ton decreased $3 per ton (4%) to $78 per ton compared with the first quarter of fiscal 2001.  However, the decrease was more than offset by the $5 per ton decrease in the average sales price per ferrous ton.  Increased competition in the Pacific Northwest markets adversely affected ferrous metal purchase prices and compressed profit margins.

In the first quarter, cost of goods sold for the Steel Manufacturing Business decreased $10.2 million (23%) to $34.3 million and increased as a percentage of revenues from 96% to 99%.  Cost of goods sold per ton decreased $2 to $272 per ton.  The decrease in average selling price resulted in a $1.3 million decline in gross profit to $0.5 million.  Although the Steel Manufacturing Business has curtailed production and decreased its work force by approximately 25%, the cost of goods sold has only decreased marginally.  The main reasons are that fixed costs are now spread over fewer production tons and the mill’s average electricity rate paid per kilowatt hour increased nearly 40% beginning in October 2001.  These factors have been partially offset by production efficiency and by taking advantage of lower off-peak electricity rates.

Income from Joint Ventures. The Company’s joint ventures’ revenues and results of operations were as follows (in thousands):

	Three Months Ended November 30,
	2000	2000
Total revenues from external customers recognized by:
Joint Ventures in the Metals Recycling Business	$117,582	$92,896
Joint Venture Suppliers of Metals	10,782	15,917
	$128,364	$108,813

Income from joint ventures recognized by the Company:
Joint Ventures in the Metals Recycling Business	$3,699	$486
Joint Venture Suppliers of Metals	1,172	683
	$4,871	$1,169

The Joint Ventures in the Metals Recycling Business predominantly sell recycled ferrous metal.  The increase in revenues recognized by these joint ventures is primarily attributable to an increase in tonnage shipped.  Shipments of ferrous metal processed by the joint ventures increased to 894,000 tons for the quarter ended November 30, 2001 from 548,000 tons in the prior year.  The increase in ferrous tons shipped was primarily due to increased export sales, primarily to Asia.  In addition, last year’s first quarter shipments were adversely impacted by the timing of export shipments.  The average selling price of ferrous recycled metal of $86 per ton was consistent with the sales price in the same quarter of fiscal 2001.  Ferrous revenues increased $29.7 million to $76.9 million compared with the same quarter last year.  Brokerage and other revenues were lower.

The Company’s share of income from its Joint Ventures in the Metals Recycling Business for the first quarter of fiscal 2002 increased to $3.7 million from $0.5 million in the first quarter of fiscal 2001.  The increase was a result of higher ferrous sales volume and higher profit margins on the ferrous tons sold primarily due to lower costs for unprocessed metal and lower operating costs due to improvements in operating efficiencies.

Revenues for the Joint Venture Suppliers of Metals decreased $5.1 million to $10.8 million for the three months ended November 30, 2001 compared with the three months ended November 30, 2000.  The decrease was primarily attributable to the slowing U.S. economy and decreased domestic demand. The Company’s share of income from these joint ventures increased $0.5 million to $1.2 million principally due to the Company’s self-service auto dismantling joint venture.  Increased sales prices and lower interest costs drove the improvements.

Interest Expense.  Interest expense for the first quarter of fiscal 2002 decreased $0.7 million to $0.8 million compared with the first quarter of fiscal 2001.  The decrease was primarily a result of lower average borrowings due to decreased working capital levels, as well as lower interest rates.

Other Income.  Other income decreased $0.3 million to $0.4 million.  The decrease was due to lower interest income recognized on advances and notes to joint venture partners as a result of lower interest rates.

Liquidity and Capital Resources.  Cash provided by operations for the first quarter of fiscal 2002 was $7.8 million, compared with $11.1 million for the first quarter of fiscal 2001.  The decrease in cash flow is primarily due to lower earnings from the Company’s wholly owned operations.

Capital expenditures for the three months ended November 30, 2001 were $2.2 million compared with $2.5 million during the same period last year.  The Company expects to spend approximately $4.0 million on capital projects during the remainder of fiscal 2002.

As a result of acquisitions completed in prior years, the Company has $22.8 million of accrued environmental liabilities as of November 30, 2001.  The Company expects to require significant future cash outlays as it incurs the actual costs relating to the remediation of such environmental liabilities.

As of November 30, 2001, the Company had committed unsecured revolving lines of credit totaling $200 million maturing in 2003.  The Company also had additional unsecured lines of credit of $40 million, which were uncommitted.  In the aggregate, the Company had borrowings outstanding on these lines totaling $80.0 million at November 30, 2001.  The Company’s debt agreements have certain restrictive convenants.  As of November 30, 2001, the Company was in compliance with such covenants.

Pursuant to a stock repurchase program the Company is authorized to repurchase up to 3.0 million shares of its stock when the market price of the Company’s stock is not reflective of management’s opinion of an appropriate valuation of the stock.  Management believes that repurchasing shares under these conditions enhances shareholder value.  The Company repurchased 49,000 shares in the first quarter of fiscal 2002.  As of November 30, 2001, the Company had repurchased 1.3 million shares under this program.

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

Both the Metals Recycling and Steel Manufacturing Businesses have been affected by the slowdown in the U.S. economy.  However, the Company has not yet seen any significant softening in demand for recycled metals in the export market. Export prices for recycled ferrous metals are expected to remain relatively unchanged from the first quarter to the second quarter.  In addition, sales volumes for ferrous recycled metals are expected to increase 10% to 20% over first quarter levels.  The Company anticipates that the Steel Manufacturing Business’s second quarter results will be adversely impacted by the normal seasonal slowdowns in construction demand.  The slowdown in demand is expected to cause sales volumes to decline from first quarter levels by approximately 10%.  The slowdown in the U.S. economy is expected to cause average prices to show a modest decline compared with first quarter levels.  Due to Management’s increased focus on working capital, the Company will attempt to better balance its production volume with sales volumes.  As a result, steel production volumes are expected to decline by approximately 15% from the first quarter, which will result in the fixed costs (e.g., depreciation, overhead, etc.) being spread across fewer production tons causing the cost per unit of production to increase.  In the second quarter, the Company expects to recognize a non-cash loss of $0.6 million on the sale of a non-strategic steel forging business as well as a loss of $0.7 million on the termination of a vessel charger agreement (see Note 4 to the Consolidated Financial Statements).  Based upon current information, the Company expects that second quarter of fiscal 2002 results will be in the range of breaking even to generating income of $0.05 per share.

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

The domestic steel industry also is highly competitive.  Steel prices can be highly volatile and price is a significant competitive factor.  The Company competes with several steel producers in the western U.S. for sales of its products. In addition, in recent years, the Company has experienced significant foreign competition, which is often subsidized by large government agencies.  There can be no assurance that such competition will not increase in the future. On June 5, 2001, President Bush asked the U.S. International Trade Commission to investigate the effects of steel imports on the domestic steel industry under Section 201 of the 1974 Trade Act.  On October 22, 2001, the Commission reached affirmative determination that 12 of the 33 product categories investigated were threatened by steel imports.  Included in the 12 threatened product categories were rebar and merchant bar, two of the Steel Manufacturing Business’ larger volume, higher margin products.  The President could impose safeguard restrictions on steel imports to aid the steel industry.  The Commission submitted its findings and recommendations to the President in December 2001.  The Company cannot, however, predict the recommendations or their impact on prices and operating results.

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

Energy Supply:  The Company and its joint ventures utilize various energy sources to operate their facilities. In particular, electricity and natural gas currently represent approximately 10% of the cost of steel manufactured for the Company's Steel Manufacturing Business.  The Steel Manufacturing Business purchases hydroelectric power under long-term contracts from government sources which rely on the Bonneville Power Administration (BPA).  Historically, these contracts have had favorable prices and are long-term in nature.  The Company recently signed a new five-year contract that expires in September 2006.  The BPA increased rates as much as 46% as of October 1, 2001.  Rates will be adjusted by the BPA every six months from then forward.  It is not possible to predict future rate changes.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company periodically uses derivative financial instruments to limit exposure to changes in interest rates.  Because such derivative instruments are used solely as hedges and not for speculative trading purposes, they do not represent incremental risk to the Company.  For further discussion of derivative financial instruments, refer to “Fair Value of Financial Instruments” in the consolidated Financial Statements included in Item 8 of Form 10-K for the fiscal year ended August 31, 2001.

PART II

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

(a)           Exhibits

10.1	Letter dated March 22, 1999 amending lease agreement between Schnitzer Investment Corp. and the Registrant relating to Portland recycled metals recycling operation.

(b)           Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date:	January 14, 2001	By:	/s/Barry A. Rosen
Barry A. Rosen
Vice President, Finance