Form 10-Q
period 2002-02-28
SCHNITZER STEEL INDUSTRIES INC
filed 2002-04-15
CIK 912603

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2002 or

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


The Registrant had 4,820,466 shares of Class A Common Stock, par value of $1.00 per share, 4,303,828 shares of Class B Common Stock, par value of $1.00 per share, outstanding at April 1, 2002.
================================================================================

                        SCHNITZER STEEL INDUSTRIES, INC.


                                      INDEX
                                      -----

                                                                      PAGE NO.
                                                                      --------

PART I.  FINANCIAL INFORMATION

Consolidated Balance Sheet at February 28, 2002
    and August 31, 2001..................................................3

Consolidated Statement of Operations for the Three Months and
    Six Months Ended February 28, 2002 and 2001..........................4

Consolidated Statement of Shareholders' Equity for the
    Year Ended August 31, 2001 and the Six Months
    Ended February 28, 2002..............................................5

Consolidated Statement of Cash Flows for the
    Six Months Ended February 28, 2002 and 2001..........................6

Notes to Consolidated Financial Statements...............................7

Management's Discussion and Analysis of
   Financial Condition and Results of Operations........................11

Quantitative and Qualitative Disclosures About Market Risk..............21

PART II.  OTHER INFORMATION

Submission of Matters to a Vote of Security Holders.....................22

Exhibits and Reports on Form 8-K........................................23


SIGNATURE PAGE..........................................................24

                        SCHNITZER STEEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                    (In thousands, except per share amounts)

                                                   Feb. 28, 2002   Aug. 31, 2001
                                                   -------------   -------------
                                                    (Unaudited)      (Audited)

                                     ASSETS

Current Assets:
     Cash                                            $   14,595      $    1,877
     Accounts receivable, less allowance for
        doubtful accounts of $920 and $670               23,301          22,315
     Accounts receivable from related parties             1,402             546
     Inventories (Note 2)                                77,713          89,353
     Deferred income taxes                                3,837           3,837
     Prepaid expenses and other                           5,434           4,110
                                                     -----------     -----------
            Total current assets                        126,282         122,038

Net property, plant and equipment                       115,082         119,510

Other assets:
     Investment in and advances to joint venture
       partnerships                                     104,630         108,457
     Notes receivables less current portion
       (Note 3)                                          29,827          32,018
     Goodwill                                            38,270          39,345
     Other                                                3,471           4,502
                                                     -----------     -----------

TOTAL ASSETS                                         $  417,562      $  425,870
                                                     ===========     ===========

                 Liabilities and Shareholders' Equity

Current liabilities:
     Current portion of long-term debt               $       65      $      200
     Accounts payable                                    18,506          15,902
     Accrued payroll liabilities                          5,088           6,209
     Current portion of environmental liabilities         3,994           2,000
     Other accrued liabilities                            4,962           6,317
                                                     -----------     -----------
             Total current liabilities                   32,615          30,628

Deferred income taxes                                    28,647          30,039

Long-term debt less current portion                      88,085          93,766

Environmental liabilities, net of current portion        18,654          20,915

Other long-term liabilities                               2,390           2,453

Commitments and contingencies

Shareholders' equity:
     Preferred stock--20,000 shares authorized,
       none issued
     Class A common stock--75,000 shares $1 par
         value authorized, 4,820 and 4,896 shares
         issued and outstanding                           4,820           4,896
     Class B common stock--25,000 shares $1 par
         value authorized, 4,304 shares issued and
         outstanding                                      4,304           4,304
     Additional paid-in capital                          95,025          95,923
     Retained earnings                                  143,022         142,946
                                                     -----------     -----------
             Total shareholders' equity                 247,171         248,069
                                                     -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $  417,562      $  425,870
                                                     ===========     ===========

         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
               (Unaudited, in thousands, except per share amounts)

                                                      For The Three Months Ended       For The Six Months Ended
                                                    Feb. 28, 2002   Feb. 28, 2001   Feb. 28, 2002   Feb. 28, 2001
                                                    -------------   -------------   -------------   -------------
Revenues                                             $    69,453     $    78,536     $   137,871     $   158,177
                                                     -----------     -----------     -----------     -----------
Costs and expenses:
     Cost of goods sold and
            other operating expenses                      65,661          70,995         128,756         142,311
     Selling and administrative expenses                   7,194           6,875          14,060          13,632
                                                     -----------     -----------     -----------     -----------
Income (loss) from wholly-owned operations                (3,402)            666          (4,945)          2,234

Income from joint ventures                                 4,323           2,934           9,194           4,103
                                                     -----------     -----------     -----------     -----------
Income from operations                                       921           3,600           4,249           6,337
                                                     -----------     -----------     -----------     -----------
Other income (expense):
     Interest expense                                       (558)         (1,405)         (1,335)         (2,870)
     Other income (expense)                               (2,046)            900          (1,677)          1,621
                                                     -----------     -----------     -----------     -----------
                                                          (2,604)           (505)         (3,012)         (1,249)
                                                     -----------     -----------     -----------     -----------
Income (loss) before income taxes                         (1,683)          3,095           1,237           5,088

Income tax (provision) benefit                               629            (990)           (247)         (1,628)
                                                     -----------     -----------     -----------     -----------

Net income (loss)                                    $    (1,054)    $     2,105     $       990     $     3,460
                                                     ===========     ===========     ===========     ===========

Basic earnings (loss) per share                      $     (0.12)    $      0.22     $      0.11     $      0.36
                                                     ===========     ===========     ===========     ===========

Diluted earnings (loss) per share                    $     (0.12)    $      0.22     $      0.11     $      0.36
                                                     ===========     ===========     ===========     ===========

         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            (Unaudited, in thousands)

                                          Class A                 Class B
                                       Common Stock            Common Stock        Additional
                                   ----------------------  ----------------------    Paid-in    Retained
                                     Shares      Amount      Shares      Amount      Capital    Earnings     Total
                                   ----------  ----------  ----------  ----------  ----------  ----------  ----------
Balance at August 31, 2000              5,389  $    5,389       4,312  $    4,312  $  101,840  $  136,889  $  248,430

Class B common stock converted
    to Class A common stock                 8           8          (8)         (8)
Class A common stock repurchased         (506)       (506)                             (6,185)                 (6,691)
Class A common stock issued                 5           5                                  54                      59
Stock options issued                                                                      214                     214
Net income                                                                                          7,919       7,919
Dividends paid                                                                                     (1,862)     (1,862)
                                   ----------  ----------  ----------  ----------  ----------  ----------  ----------
Balance at August 31, 2001              4,896       4,896       4,304       4,304      95,923     142,946     248,069

Class A common stock repurchased          (99)        (99)                             (1,157)                 (1,256)
Class A common stock issued                23          23                                 259                     282
Net income                                                                                            990         990
Dividends paid                                                                                       (914)       (914)
                                   ----------  ----------  ----------  ----------  ----------  ----------  ----------

Balance at February 28, 2002            4,820  $    4,820       4,304  $    4,304  $   95,025  $  143,022  $  247,171
                                   ==========  ==========  ==========  ==========  ==========  ==========  ==========

         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited, in thousands)


                                                    For The Six Months Ended
                                                  Feb. 28, 2002   Feb. 28, 2001
                                                  -------------   -------------
Operations:
Net income                                         $       990     $     3,460
Noncash items included in income:
  Depreciation and amortization                          9,423           9,402
  Equity in income of joint ventures                    (9,194)         (4,103)
  Deferred income taxes                                 (1,392)
  (Gain) loss on disposal of assets                        854            (232)
Cash provided (used) by changes in working capital:
  Accounts receivable                                     (323)          6,029
  Inventories                                           11,378           3,300
  Prepaid expenses                                      (1,329)           (526)
  Accounts payable                                       2,604           3,231
  Accrued liabilities                                   (2,562)         (1,302)
  Environmental liabilities                              1,994
  Other assets and liabilities                            (690)          1,197
                                                   -----------     -----------
Net cash provided by operations                         11,753          20,456
                                                   -----------     -----------

Investing:
Capital expenditures                                    (4,418)         (4,358)
Cash received from joint ventures                       96,128          77,298
Cash used by joint ventures                            (83,063)        (74,505)
Proceeds from sale of assets                                22             250
                                                   -----------     -----------
Net cash provided (used by) investments                  8,669          (1,315)
                                                   -----------     -----------

Financing:
Repurchase of Class A common stock                      (1,256)         (5,866)
Issuance of Class A common stock                           282              41
Dividends declared and paid                               (914)           (942)
Reduction in long-term debt                             (5,816)        (13,398)
                                                   -----------     -----------
Net cash used by financing                              (7,704)        (20,165)
                                                   -----------     -----------
Net increase (decrease) in cash                         12,718          (1,024)

Cash at beginning of period                              1,877           2,407
                                                   -----------     -----------
Cash at end of period                              $    14,595     $     1,383
                                                   ===========     ===========

         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED FEBRUARY 28, 2002 AND 2001
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

           BASIS OF PRESENTATION
           ---------------------
           The accompanying unaudited interim financial statements of Schnitzer Steel Industries, Inc. (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
           (SEC). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, management suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the fiscal year ended August 31, 2001. The results for the three and six months ended February 28, 2002 are not necessarily indicative of the results of operations for the entire year.

           EARNINGS AND DIVIDENDS PER SHARE
           --------------------------------
           Basic earnings per share (EPS) are computed based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following represents a reconciliation from basic EPS to diluted EPS (in thousands, except per share amounts):

                                                 For the Three Months Ended          For the Six Months Ended
                                               Feb. 28, 2002   Feb. 28, 2001       Feb. 28, 2002   Feb. 28, 2001
                                               -------------   -------------       -------------   -------------
           Net income (loss)                       $(1,054)       $  2,105            $    990        $  3,460
                                                  =========       =========           =========       =========

           Computation of shares:
             Average common shares outstanding       9,112           9,414               9,137           9,528
             Stock options                                              18                  39              25
                                                  ---------       ---------           ---------       ---------
             Diluted average common shares
                outstanding                          9,112           9,432               9,176           9,553
                                                  =========       =========           =========       =========

           Basic EPS                              $  (0.12)       $   0.22            $   0.11        $   0.36
                                                  =========       =========           =========       =========

           Diluted EPS                            $  (0.12)       $   0.22            $   0.11        $   0.36
                                                  =========       =========           =========       =========


           Dividend per share                     $   0.05        $   0.05            $   0.10        $   0.10
                                                  =========       =========           =========       =========

           Options to purchase 1,181,000 and 723,000 shares were outstanding at February 28, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED FEBRUARY 28, 2002 AND 2001
                                   (Unaudited)

NOTE 2 - INVENTORIES:

           Inventories consisted of the following (in thousands):

                                             February 28,       August 31,
                                                 2002              2001
                                            -------------     -------------
                                             (Unaudited)         (Audited)

                     Recycled metals          $  14,622         $  21,599
                     Work in process             21,212            17,600
                     Finished goods              28,889            36,960
                     Supplies                    12,990            13,194
                                              ---------         ---------
                                              $  77,713         $  89,353
                                              =========         =========

NOTE 3 - RELATED PARTIES:

            The Company converted $28.3 million in advances to its auto dismantling joint venture into a note receivable. The note, dated February 22, 2002, matures March 1, 2009. Interest at the prime rate less 2% is payable monthly. Principal payments are due quarterly and will be in the amount of 25% of the joint venture's net income for its most recently ended quarter. All outstanding principal and interest is due at maturity. The balance of advances to this joint venture have been reclassified as of August 31, 2001 for consistent presentation with the current year.

            In the second quarter of fiscal 2002, the Company terminated two vessel charter agreements with a related company to take advantage of lower shipping rates currently available in the market, resulting in a loss of $1.5 million. This loss is included in other expense in the accompanying consolidated statement of operations.


NOTE 4 - ENVIRONMENTAL LIABILITIES:

           General Metals of Tacoma (GMT), a subsidiary of the Company, owns and operates a metals recycling facility located in the State of Washington on the Hylebos Waterway, a part of Commencement Bay, which is the subject of an ongoing environmental investigation and remediation project by the U.S. Environmental Protection Agency (EPA) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). GMT and more than 60 other parties were named potentially responsible parties (PRPs) for the investigation and clean-up of contaminated sediment along the Hylebos Waterway. On March 25, 2002, EPA issued Unilateral Administrative Orders (UAOs) to GMT and another party to proceed with Remedial Design and Remedial Action (RD/RA) for the head of the Hylebos and to two other parties to proceed with the RD/RA for the balance of the waterway. It is anticipated that the UAOs will be converted to more specific voluntary consent decrees following further negotiations among EPA, GMT, and other PRPs, and that EPA will take additional action against other PRPs. The issuance of the UAOs did not require the Company to change its previously recorded estimate of environmental liabilities for this site, as reflected on the accompanying consolidated balance sheet. Significant uncertainties continue to exist regarding the total cost to remediate this site as well as the Company's share of those costs; nevertheless, the Company's estimate of its liabilities related to this site is based on information currently available.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED FEBRUARY 28, 2002 AND 2001
                                   (Unaudited)

           Between 1977 and 1987, MRI Corporation (MRI), a wholly owned subsidiary of Proler International Corp. (Proler), which in turn is a wholly owned subsidiary of the Company, operated a tin can shredding and detinning facility in Tampa, Florida. In 1989 and 1992, the EPA conducted preliminary site investigations of this property and, in December 1996, added the site to the "National Priorities List". MRI and Proler, along with several other parties, were named as PRPs for the site by the EPA. In March 2002, MRI paid the EPA $375,000 pursuant to a voluntary consent decree in full settlement of its and Proler's obligations with respect to the remediation of this site. In a related action, MRI transferred the property to another PRP which has agreed to perform the remediation and indemnify MRI and Proler against any further liability. The $375,000 payment was covered by the Company's existing environmental liability reserve.


           Metals Recycling LLC (Metals) is a scrap metals processing business with locations in Rhode Island and Massachusetts. The members of Metals are one of the Company's Proler joint ventures and Metals Recycling, Inc. On March 15, 2002, the Rhode Island Department of Environmental Management (DEM) issued a Notice of Violation (NOV) against Metals' Johnston, Rhode Island facility, alleging violations of provisions of the Rhode Island Clean Air Act and the regulations promulgated thereunder, and seeking to impose financial penalties of $1.1 million against Metals. On April 5, 2002, Metals filed its answer and request for a hearing, in which it denied liability for such alleged violations.

NOTE 5 - SEGMENT INFORMATION:

           The Company operates in two industry segments: metal processing and recycling (Metals Recycling Business) and mini-mill steel manufacturing (Steel Manufacturing Business). Additionally, the Company is a partner in joint ventures, which are in the metals recycling business or which are suppliers of unprocessed metals. The Company considers these joint ventures to be separate business segments because they are managed separately. These joint ventures are accounted for using the equity method. As such, the operating information provided below related to the joint ventures is shown separately from consolidated information, except for the Company's equity in the income from the joint ventures.

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

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED FEBRUARY 28, 2002 AND 2001
                                   (Unaudited)

           Revenues from external customers for the Company's wholly-owned operations are as follows (in thousands):

                                              For the Three Months Ended               For the Six Months Ended
                                           Feb. 28, 2002       Feb. 28, 2001      Feb. 28, 2002       Feb. 28, 2001
                                           -------------       -------------      -------------       -------------
           Metals Recycling Business          $45,568             $52,469            $ 87,209            $ 96,218
           Steel Manufacturing Business        32,107              39,110              66,893              85,430
           Intersegment revenues               (8,222)            (13,043)            (16,231)            (23,471)
                                              -------             -------            --------            --------
           Consolidated revenues              $69,453             $78,536            $137,871            $158,177
                                              =======             =======            ========            ========


           The joint ventures' revenues from external customers are as follows
(in thousands):

                                              For the Three Months Ended               For the Six Months Ended
                                           Feb. 28, 2002       Feb. 28, 2001      Feb. 28, 2002       Feb. 28, 2001
                                           -------------       -------------      -------------       -------------

           Joint Ventures in the Metals
              Recycling Business             $113,234            $127,920            $230,816            $220,816
           Joint Venture Suppliers of
              Metals                           14,665              12,155              28,804              28,072
                                             --------            --------            --------            --------
           Total revenues                    $127,899            $140,075            $259,620            $248,888
                                             ========            ========            ========            ========

           The Company's income (loss) from operations is as follows (in thousands):

                                              For the Three Months Ended               For the Six Months Ended
                                           Feb. 28, 2002       Feb. 28, 2001      Feb. 28, 2002       Feb. 28, 2001
                                           -------------       -------------      -------------       -------------

           Metals Recycling Business           $  600             $ 2,083             $ 1,546             $ 4,447
           Steel Manufacturing Business        (2,116)                638              (2,388)              1,663
           Joint Ventures in the Metals
              Recycling Business                3,707               2,313               7,406               2,799
           Joint Venture Suppliers of Metals      616                 621               1,788               1,304
           Corporate expense                   (1,933)             (2,225)             (4,026)             (4,670)
           Eliminations                            47                 170                 (77)                794
                                               ------             -------             -------             -------

           Consolidated income from
              operations                       $  921             $ 3,600             $ 4,249             $ 6,337
                                               ======             =======             =======             =======

           Income from operations generated by the joint ventures represents the Company's equity in the income or loss of these entities.

                        SCHNITZER STEEL INDUSTRIES, INC.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company operates in two industry segments. The Company's Metals Recycling Business collects, processes and recycles steel scrap through its facilities located on the West Coast, with major facilities in Oakland, California, Portland, Oregon, and Tacoma, Washington. The Company's Steel Manufacturing Business operates a mini-mill near Portland, Oregon, which produces finished steel products and maintains two mill depots in Southern California and one in Central California. Additionally, the Company is a partner in joint ventures that are either in the metals recycling business or are suppliers of unprocessed metals.

RESULTS OF OPERATIONS

The Company's revenues and operating results by business segment are summarized below (in thousands):

                                              For the Three Months Ended               For the Six Months Ended
                                           Feb. 28, 2002       Feb. 28, 2001      Feb. 28, 2002       Feb. 28, 2001
                                           -------------       -------------      -------------       -------------
                                                                          (Unaudited)
REVENUES:
Metals Recycling Business:
     Ferrous sales                           $ 34,850            $ 41,725            $ 65,416            $ 72,893
     Nonferrous sales                           8,553               9,234              18,246              20,943
     Other sales                                2,165               1,510               3,547               2,382
                                             --------            --------            --------            --------
           Total sales                         45,568              52,469              87,209              96,218

Ferrous sales to Steel Manufacturing
  Business                                     (8,222)            (13,043)            (16,231)            (23,471)
Steel Manufacturing Business                   32,107              39,110              66,893              85,430
                                             --------            --------            --------            --------
           Total                             $ 69,453            $ 78,536            $137,871            $158,177
                                             ========            ========            ========            ========

INCOME FROM OPERATIONS:
Metals Recycling Business                    $    600            $  2,083            $  1,546            $  4,447
Steel Manufacturing Business                   (2,116)                638              (2,388)              1,663
Joint Ventures in the Metals Recycling
  Business                                      3,707               2,313               7,406               2,799
Joint Venture Suppliers of Metals                 616                 621               1,788               1,304
Corporate expense                              (1,933)             (2,225)             (4,026)             (4,670)
Intercompany eliminations                          47                 170                 (77)                794
                                             --------            --------            --------            --------
           Total                             $    921            $  3,600            $  4,249            $  6,337
                                             ========            ========            ========            ========

NET INCOME (LOSS)                            $ (1,054)           $  2,105            $    990            $  3,460
                                             ========            ========            ========            ========

                        SCHNITZER STEEL INDUSTRIES, INC.


The Company's joint ventures' revenues and results of operations were as follows (in thousands):

                                              For the Three Months Ended               For the Six Months Ended
                                           Feb. 28, 2002       Feb. 28, 2001      Feb. 28, 2002       Feb. 28, 2001
                                           -------------       -------------      -------------       -------------
                                                                          (Unaudited)
Total revenues from external customers recognized by:
Joint Ventures in the Metals Recycling
  Business                                   $113,234            $127,920            $230,816            $220,816
Joint Venture Suppliers of Metals              14,665              12,155              28,804              28,072
                                             --------            --------            --------            --------
                                             $127,899            $140,075            $259,620            $248,888
                                             ========            ========            ========            ========

Income from joint ventures recognized by the Company from:
Joint Ventures in the Metals Recycling
  Business                                    $ 3,707             $ 2,313             $ 7,406             $ 2,799
Joint Venture Suppliers of Metals                 616                 621               1,788               1,304
                                              -------             -------             -------             -------
                                              $ 4,323             $ 2,934             $ 9,194             $ 4,103
                                              =======             =======             =======             =======

  The following table summarizes certain selected operating data for the Company and its joint venture businesses:

                                              For the Three Months Ended               For the Six Months Ended
                                           Feb. 28, 2002       Feb. 28, 2001      Feb. 28, 2002       Feb. 28, 2001
                                           -------------       -------------      -------------       -------------
SHIPMENTS (in thousands):                                                 (Unaudited)
METALS RECYCLING BUSINESS:
Ferrous recycled metal (long tons):
   To Steel Manufacturing Business                 98                 147                 191                 260
   To other unaffiliated domestic customers        17                  33                  23                 117
   To export customers                            286                 271                 535                 408
                                               ------              ------              ------              ------
        Total ferrous recycled metal              401                 451                 749                 785
                                               ======              ======              ======              ======

Nonferrous metal (pounds)                      24,100              25,300              53,300              55,400
                                               ======              ======              ======              ======

STEEL MANUFACTURING BUSINESS
Finished steel products (net tons)                117                 134                 241                 294
                                               ======              ======              ======              ======

JOINT VENTURES IN THE METALS RECYCLING BUSINESS
Ferrous recycled metal (long tons)                891                 991               1,785               1,539
                                               ======              ======              ======              ======

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles (GAAP). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This provides a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

                        SCHNITZER STEEL INDUSTRIES, INC.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined using FIFO (first-in, first-out) and average cost methods. The production and accounting process utilized by the Company to record recycled metals inventory quantities relies on significant estimates, which can be affected by weight imprecisions, moisture and other factors.

REVENUE RECOGNITION
The Company recognizes revenue when it has a contract or purchase order from a customer with a fixed price, the title and risk of loss transfer to the buyer and collectibility is reasonably assured. Title for both recycled metals and finished steel products transfers upon shipment.

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

DEFERRED TAXES
Deferred income taxes reflect the differences between the financial reporting and tax bases of assets and liabilities at year-end based on enacted tax laws and statutory tax rates. Tax credits are recognized as a reduction of income tax expense in the year the credit arises. A valuation allowance is established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.


SECOND QUARTER FISCAL 2002 VS. SECOND QUARTER FISCAL 2001
---------------------------------------------------------

REVENUES. Consolidated revenues for the three months ended February 28, 2002 decreased $9.1 million (12%) from the same period last year. The lower revenues were primarily attributed to lower sales volumes and lower average selling prices for both the Steel Manufacturing Business and the Metals Recycling Business.

During the quarter ended February 28, 2002, revenues for the Metals Recycling Business, before intercompany eliminations, decreased $6.9 million (13%), which was attributed to lower ferrous shipping volumes and a lower average ferrous sales price per ton. Ferrous and nonferrous sales volumes decreased by 11% and 5%, respectively, from the prior year quarter. The average sales prices for ferrous and nonferrous metals decreased by $4 per ton (5%) to $88 per ton and $0.01 per pound (3%) to $0.35 per pound, respectively, from the second quarter of fiscal 2001. The lower ferrous sales volumes were caused by decreased domestic sales to both external customers and the Steel Manufacturing Business due to the slower U.S. economy. Compared with the second quarter of fiscal 2001, domestic sales to external customers decreased 16,000 tons (48%) to 17,000 tons and sales to the Steel Manufacturing Business decreased 49,000 tons (33%) to 98,000 tons. The lower domestic sales were partially offset by higher export sales volumes. Export sales increased 15,000 tons (5%) to 286,000 tons in the second quarter of fiscal 2002 compared with the second quarter of fiscal 2001. Demand from Asia remained firm, but the timing of export shipments was also a factor in the higher export volumes. A typical export shipment averages 25,000 to 30,000 tons. As a result, timing of one shipment can have a material impact on quarterly sales volume.

                        SCHNITZER STEEL INDUSTRIES, INC.

The Steel Manufacturing Business' revenues for the three months ended February 28, 2002 decreased $7.0 million (18%), to $32.1 million from the prior year quarter, reflecting both lower average selling prices and volumes. Finished steel shipments decreased 17,000 tons (13%) to 117,000 tons and the average finished steel selling price decreased $16 per ton (6%) to $275 per ton compared with the same quarter last year. The lower selling prices and sales volumes were a result of competition from lower cost imports as well as decreased demand due to the slowing U.S. economy. On March 6, 2002, President Bush announced tariffs on certain imported steel products which compete in the Company's West Coast markets. Two major products, rebar and merchant bar, will have tariffs imposed of 15% and 30%, respectively. The tariffs will be in effect for three years, but will decline each year during that period. Additionally, on April 3, 2002, the U.S. Commerce Department announced a preliminary determination that steel wire rod from seven countries is being sold in the U.S. market below fair value. The Commerce Department has imposed preliminary antidumping duties on wire rod imports from these countries. Final duties will be announced later this year.

COST OF GOODS SOLD. Consolidated cost of goods sold decreased $5.3 million (8%) for the three months ended February 28, 2002, compared with the same period last year. Cost of goods sold increased as a percentage of revenues from 90% to 95%, which contributed to a $3.7 million decrease in gross margin during the latest quarter as compared to the prior year quarter

During the second quarter of fiscal 2002, the Metals Recycling Business' cost of goods sold decreased $6.0 million (13%) over the prior year quarter. Cost of goods sold as a percentage of revenues was consistent with the second quarter of fiscal 2001 at 89%. Gross profit decreased by $0.9 million to $5.0 million. The decrease in gross margins was attributable to lower sales volume and lower average selling prices. Compared with the second quarter of last year, the average ferrous metals cost of sales per ton decreased $2 per ton (3%), but was more than offset by the lower average sales price per ton. Though average ferrous purchase prices during the second quarter of fiscal 2002 were slightly lower than the second quarter of fiscal 2001, the Metals Recycling Business still faced increased competition in the Pacific Northwest. This price competition continued to adversely affect ferrous metal purchase prices and compress profit margins.

For the three months ended February 28, 2002, cost of goods sold for the Steel Manufacturing Business decreased $4.2 million (11%) compared to the same period last year and increased as a percentage of revenues from 96% to 104%. Cost of goods sold per ton increased $6 (2%) to $286 per ton. In the second quarter of fiscal 2002, the negative gross margin was ($1.3) million compared with a gross profit of $1.5 million in the second quarter of last year. Margins were lower compared with the second quarter of last year due to a lower average sales price per ton and higher average cost of goods sold per ton caused by fixed costs being spread over fewer production tons as the mill curtailed production in response to the decrease in demand. Also, there was an increase of nearly 40% in the average electricity rate paid per kilowatt hour. The mill continued to try to offset this higher rate by production efficiency and taking advantage of lower off-peak electricity rates.

JOINT VENTURES. The Joint Ventures in the Metals Recycling Business predominantly sell recycled ferrous metal. Revenues for this segment in the second quarter of fiscal 2002 were lower than the prior year quarter primarily due to lower domestic sales. The average selling prices for ferrous recycled metal decreased by 6% from the second quarter of last year. Also, sales volume for the quarter ended February 28, 2002 decreased 100,000 tons to 891,000 tons compared with the same quarter in the prior year.

The Company's equity in income from its Joint Ventures in the Metals Recycling Business for the second quarter of fiscal 2002 increased to $3.7 million from $2.3 million in the second quarter of fiscal 2001. The increase in income from these joint ventures, despite lower sales prices and volumes, was primarily caused by the Joint Ventures' successful efforts to reduce the cost of unprocessed inventory and improve operational efficiencies, significantly increasing their operating margins.

                        SCHNITZER STEEL INDUSTRIES, INC.

Revenues from the Joint Venture Suppliers of Recycled Metals increased $2.5 million during the second quarter of fiscal 2002 as compared to the second quarter of last year. For the three months ended February 28, 2002 and 2001, the Company's equity in income from these joint ventures was $0.6 million.

SELLING AND ADMINISTRATIVE EXPENSES. Overall, selling and administrative expenses increased $0.3 million during the second quarter of fiscal 2002 compared with the same quarter last year. The increase was attributable to higher commission expense on ferrous export sales. Also, salary expense rose because the Company took over one of its joint ventures late in fiscal 2001, which resulted in reporting its results within each financial line item. Previously, the Company picked up its respective share of income or loss in the Income From Joint Ventures line item.

In the quarter ended February 28, 2002, corporate expense decreased $0.3 million compared with the same period last year. The higher cost last year was primarily due to the costs incurred during 2001 associated with the implementation of the Economic Value Added (EVA(R)) financial and compensation system.

INTEREST EXPENSE. Interest expense for the second quarter of fiscal 2002 decreased $0.8 million to $0.6 million compared with the second quarter of fiscal 2001. The decrease was primarily a result of lower average borrowings due to decreased working capital levels and lower average interest rates.

OTHER INCOME (EXPENSE). In the second quarter of fiscal 2002, other income decreased $2.9 million compared with the second quarter of fiscal 2001. The decrease was primarily due to a loss of $1.5 million related to the early termination of two vessel charter agreements with a related company (see "Related Parties" discussion below) and a $0.8 million loss on the sale of a non-strategic steel forging business that was part of a 1995 Metals Recycling Business acquisition.

INCOME TAX PROVISION. In the second quarter of fiscal 2002, it was determined that the Company qualified for certain tax credits in the State of California aggregating $1.6 million. These credits do not expire and can be used to offset California state income taxes. Accordingly, the tax provision was adjusted for the quarter to reflect a year-to-date effective tax rate of 20%, which resulted in a tax benefit of 37% compared with a tax expense of 32% in the prior year second quarter.


FIRST HALF OF FISCAL 2002 VS. FIRST HALF OF FISCAL 2001
-------------------------------------------------------

REVENUES. Consolidated revenues for the six months ended February 28, 2002 decreased $20.3 million (13%) from the same period last year. The lower revenues were primarily attributed to decreased sales volumes for both the Metals Recycling Business and the Steel Manufacturing Business, as well as lower average sales prices.

During the six months ended February 28, 2002, revenues for the Metals Recycling Business, before intercompany eliminations, decreased $9.0 million (9%), which was attributed to lower shipping volumes coupled with lower average sales prices. Ferrous and nonferrous sales volumes decreased by 5% and 4%, respectively, from the same period in the prior year. Average sales prices for ferrous and nonferrous metals were $6 per ton (6%) and $0.04 per pound (9%) lower, respectively, than the first half of fiscal 2001. Ferrous sales volumes decreased by 36,000 tons (5%) because domestic sales to external customers and the Company's Steel Manufacturing Business declined as markets softened due to the slowing U.S. economy. This decrease was partially offset by a 31% increase in export sales volume. The Portland, Oregon yard, which historically sells the majority of its ferrous scrap metal to the Company's Steel Manufacturing Business, had three export sales during the six months ended February 28, 2002, compared with none during the same period of fiscal 2001. Firm foreign demand, especially from Asia, also contributed.

                        SCHNITZER STEEL INDUSTRIES, INC.

The Steel Manufacturing Business' revenues for the six months ended February 28, 2002 decreased $18.5 million (22%), to $66.9 million, from the first half of the prior year. Finished steel shipments decreased 53,000 tons (18%) and the average finished steel selling price declined $13 per ton (4%). The decrease in sales volume was primarily due to the slowdown in the U.S. economy and continued competition from lower priced imported finished steel products. Nearly half of the volume decrease was from wire rod, reflecting the strong import competition. The decrease in the average selling price was also indicative of the slowing U.S. economy and competition from the lower priced steel imports. On March 6, 2002, President Bush announced tariffs on certain imported steel products which compete in the Company's West Coast markets. Two major products, rebar and merchant bar, will have tariffs imposed of 15% and 30%, respectively. The tariffs will be in effect for three years, but will decline each year during the tariff period. Additionally, on April 3, 2002, the U.S. Commerce Department announced a preliminary determination that steel wire rod from seven countries is being sold in the U.S. market below fair value. The Commerce Department has imposed preliminary antidumping duties on wire rod imports from these countries. Final duties will be announced later this year.

COST OF GOODS SOLD. Consolidated cost of goods sold decreased by $13.6 million (10%) for the six months ended February 28, 2002, compared with the same period last year. Cost of goods sold increased as a percentage of revenues from 90% to 93%, compared with the first half of fiscal 2001, which contributed to a $6.8 million decline in gross profit.

During the first six months of fiscal 2002, the Metals Recycling Business' cost of goods sold decreased $7.3 million over the prior year. The cost of goods sold as a percentage of revenues increased from 88% for the first half of fiscal 2001 to 89% during the first half of fiscal 2002, contributing to a decrease in gross profit. This decrease in gross margin in the first six months of fiscal 2002 was partially attributable to lower average ferrous metals selling prices per ton due to lower worldwide demand for ferrous metals, though demand from Asia, especially China, remained firm. The lower average selling prices per ton were partially offset by a $3 per ton (4%) decrease in the average ferrous metals cost of sales per ton. Domestic prices were also lower due to the general economic slowdown in the U.S. Local competition for the purchase of ferrous metals in the Pacific Northwest continued to impact the cost of sales, also directly affecting overall gross margin.

During the first six months of fiscal 2002, cost of goods sold for the Steel Manufacturing Business decreased $14.4 million compared to the same period last year and increased as a percentage of revenues from 96% to 101%. Gross profit decreased from $3.4 million to a negative $0.8 million compared with the first half of last year. A lower average sales price per ton coupled with higher production costs per ton, compared with the first six months of fiscal 2001, caused the average cost of goods sold per ton to increase $2 per ton (1%) to $281 per ton, further eroding margins. This was primarily due to continued mill curtailments, which increased production costs per ton as fixed costs were spread over fewer production tons.

JOINT VENTURES. For the six months ended February 28, 2002, revenues for Joint Ventures in the Metals Recycling Business increased by $10.0 million from the first six months of last year. The increase was primarily due to higher sales volumes for ferrous metals, which were partially offset by lower average ferrous per ton sales price. The higher sales volumes were caused primarily by increasing focus on reducing the level of investment in inventories. Income recognized from these joint ventures increased by $4.6 million over the first six months of fiscal 2001 to $7.4 million. The increase in income from these joint ventures, despite lower sales prices and volumes, was primarily caused by the Joint Ventures' successful efforts to reduce the cost of unprocessed inventory and improve operational efficiencies, significantly increasing their operating margins.

Revenues of Joint Venture Suppliers of Metal increased from $28.1 million to $28.8 million due to higher selling prices and increased project revenue. Year-to-date, the Company's equity in income from these joint ventures increased to $1.8 million from $1.3 million for the previous year.

                        SCHNITZER STEEL INDUSTRIES, INC.

SELLING AND ADMINISTRATIVE EXPENSES. Overall, selling and administrative expenses rose $0.4 million year-to-date compared with the same period last year. Higher commission expenses related to ferrous export sales predominantly drove the increase. Additionally, salary expense increased because the Company took over one of its joint ventures late in fiscal 2001, which resulted in reporting its results within each financial line item. Previously, the Company picked up its respective share of income or loss in the Income From Joint Ventures line item.

For the six months ended February 28, 2002, corporate expense decreased $0.6 million compared with the same period last year. This decrease was primarily due to the costs associated with the implementation of the Economic Value Added (EVA(R)) financial and compensation system paid in the first half of fiscal 2001.

INTEREST EXPENSE. For the six months ended February 28, 2002, interest expense decreased $1.5 million to $1.3 million compared with the same period last year. The decrease was a result of lower average borrowings due to decreased working capital levels and lower average interest rates.

OTHER INCOME (EXPENSE). In the first half of fiscal 2002, other income decreased $3.3 million compared with the first half of fiscal 2001. The decrease was partially attributable to a loss of $1.5 million recorded in fiscal 2002 related to the termination of two vessel charter agreements with a related party. Additionally, the Company recognized a non-cash loss of $0.8 million on the sale of a non-strategic steel forging business that was part of a 1995 Metals Recycling Business acquisition (see "Related Parties" discussion below). Finally, fiscal 2002 year-to-date interest income was lower because of lower interest rates.

INCOME TAX PROVISION. The income tax rate used for the first half of fiscal 2002 was 20% compared with 32% for the first half of fiscal 2001. In the second quarter of fiscal 2002, it was determined that the Company qualified for certain tax credits in the State of California aggregating $1.6 million. The tax credits, which do not expire and can be utilized to offset California income taxes, are responsible for the decline in tax rate.

RELATED PARTIES. The Company enters into financial transactions with certain of its joint venture partnerships and other companies in which shareholders of the Company or their relatives own significant interests as discussed below.

           o One related company, a shipping agent, arranges ship charters for the Metals Recycling Business' recycled ferrous metal export shipments. The charters can be with ships owned by a related company or with independently owned ships. The Company pays market rates for all charters.

                In the second quarter of fiscal 2002 the Company terminated two vessel charter agreements with a related company. These agreements were entered into in the mid-1990s for the purpose of hedging ocean shipping rates. Current ocean shipping rates are $7 to $8 per ton lower than the all-in contracted rates. Thus, the Company decided to terminate these charters to take advantage of these lower rates currently available in the market. The Company has no remaining vessel charter agreements with the related company.

           o The Company purchases recycled metals in the form of auto bodies from its self-service auto dismantling joint venture. The Company negotiates prices monthly, based on market conditions, to purchase a significant portion of the joint venture's inventory. This provides a consistent and predictable flow of raw material to the Company's Oakland, California export facility;

           o The Company leases certain land and buildings from a related real estate company under operating leases. Lease amounts are market rates and are adjusted every three years, with the exception of the Metals Recycling Business's Portland, Oregon facility. The rent for that facility will be adjusted in 2003 and every 15 years thereafter to market rates. In 2008 and every five years thereafter, except in the year of a market rate adjustment, the rent will be adjusted based on the Consumer and Producer Price Indices;

                        SCHNITZER STEEL INDUSTRIES, INC.

           o The Company performs some administrative services and provides operation and maintenance of information systems for certain related parties. These services are charged to the related parties based upon cost plus a 15% margin for overhead.

           o The Company converted $28.3 million in advances to its auto dismantling joint venture into a note receivable. The note, dated February 22, 2002, matures March 1, 2009. Interest is payable monthly and is calculated at prime rate less 2%. Principal payments are made quarterly and will be in the amount of 25% of the joint venture's net income for the quarter just ended. All outstanding principal and interest is due at maturity.

           o The Company funds 30 to 50% of the working capital needs of the Schnitzer-Neu joint ventures. These joint ventures remit cash to the Company as it is available.

LIQUIDITY AND CAPITAL RESOURCES. Cash provided by operations for the six months ended February 28, 2002 was $11.8 million, compared with $20.5 million for the first half of fiscal 2001. The decrease in cash flow was primarily due to a decrease in income from the Company's wholly-owned operations.

Capital expenditures for the six months ended February 28, 2002 and 2001 were $4.4 million. The Company expects to spend approximately $5.0 million on capital projects during the remainder of fiscal 2002.

As a result of acquisitions completed in prior years, the Company had $22.6 million of accrued environmental liabilities as of February 28, 2002. The Company expects to require significant future cash outlays as it incurs the actual costs relating to the remediation of such environmental liabilities.

As of February 28, 2002, the Company had committed unsecured revolving lines of credit totaling $200 million maturing in 2003. The Company also had additional unsecured lines of credit of $40 million, which were uncommitted. In the aggregate, the Company had borrowings outstanding under these lines totaling $80 million at February 28, 2002. The Company's debt agreements have certain restrictive covenants. As of February 28, 2002, the Company was in compliance with such covenants.

The Company has certain contractual obligations and commercial commitments to make future payments. The following table summarizes these future obligations and commitments as of February 28, 2002 (in thousands):

                                 Less than      1-3         4-5       After 5
                       Total       1 Year      Years       Years       Years
                       -----     ---------     -----       -----       -----

Long-term debt       $ 88,150    $     65    $ 80,184    $    201    $  7,700
Operating leases      100,322       1,263       5,836       3,509      89,714
Letters of credit       5,800       5,800
                     --------    --------    --------    --------    --------
Total                $194,272    $  7,128    $ 86,020    $  3,710    $ 97,414
                     ========    ========    ========    ========    ========

Pursuant to a stock repurchase program the Company is authorized to repurchase up to 3.0 million shares of its stock when the market price of the Company's stock is not reflective of management's opinion of an appropriate valuation of the stock. Management believes that repurchasing shares under these conditions enhances shareholder value. During the first six months of fiscal 2002, the Company repurchased 99,000 shares for $1.3 million. As of February 28, 2002, the Company had repurchased a total of 1.3 million shares under this program.

                        SCHNITZER STEEL INDUSTRIES, INC.

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

The principal sources of liquidity are cash flows from the sales of processed recycled metals by its Metals Recycling Business and the sales of finished steel products by its Steel Manufacturing Business. For the Metals Recycling Business, cash flows from sales are subject to market price changes for both the purchase of unprocessed recycled metals and the sale of processed recycled metals. The current economic upturn in the U.S., and to a lesser extent worldwide, is leading to higher prices for purchases and sales of metals. The Steel Manufacturing Business is subject to sales price market risk from both domestic and foreign makers. The Steel Manufacturing Business is not a market leader and, consequently must make price changes consistent with the larger producing market leaders. Also, foreign producers sell their products in the U.S. at prices lower than the major domestic producers, taking away market share. On March 6, 2002, President Bush announced tariffs on certain imported steel products which compete in the Company's West Coast markets. Two major products, rebar and merchant bar, will have tariffs imposed of 15% and 30%, respectively. The tariffs will be in effect for three years, but will decline each year during the tariff period. Additionally, on April 3, 2002, the U.S. Commerce Department announced a preliminary determination that steel wire rod from seven countries is being sold in the U.S. market below fair value. The Commerce Department has imposed preliminary antidumping duties on wire rod imports from these countries. Final duties will be announced later this year. Also, see Factors That Could Affect Future Results below.

OUTLOOK. The Metals Recycling Business is seeing prices for recycled metals begin to rise and demand continue to remain solid. Export prices for recycled ferrous metals are expected to be modestly higher in the third quarter compared with the second quarter. Sales volumes should approximate those of the second quarter. The Company anticipates results for the Steel Manufacturing Business will increase due to normal seasonal increases in construction demand, recently announced average price increases of $10 per ton for rebar and wire rod and $15 per ton for merchant bar, and the impact of the import tariffs mentioned earlier. On a consolidated level, the Company will benefit from the previously mentioned tax credits from the State of California, which should reduce the fiscal 2002 effective tax rate to approximately 20%. Based upon current information, the Company expects that third quarter of 2002 results will generate net income in the $0.20 to $0.30 per share range.

FACTORS THAT COULD AFFECT FUTURE RESULTS. Management's Discussion and Analysis of Financial Condition and Results of Operations, particularly the Outlook section appearing immediately above, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. One can generally identify these forward-looking statements because they contain "expect", "believe", and other words which convey a similar meaning. One can also identify these statements as they do not relate strictly to historical or current facts. Examples of factors affecting Schnitzer Steel Industries, Inc.'s wholly-owned operations and its joint ventures (the Company) that could cause actual results to differ materially are the following:

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

                        SCHNITZER STEEL INDUSTRIES, INC.

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

The domestic steel industry also is highly competitive. Steel prices can be highly volatile and price is a significant competitive factor. The Company competes with several steel producers in the western U.S. for sales of its products. In addition, in recent years, the Company has experienced significant foreign competition, which is often subsidized by large government agencies. On March 6, 2002, President Bush announced tariffs on certain imported steel products which compete in the Company's West Coast markets. Two major products, rebar and merchant bar, will have tariffs imposed of 15% and 30%, respectively. The tariffs will be in effect for three years, but will decline each year during that period. Additionally, on April 3, 2002, the U.S. Commerce Department announced a preliminary determination that steel wire rod from seven countries is being sold in the U.S. market below fair value. The Commerce Department has imposed preliminary antidumping duties on wire rod imports from these countries. Final duties will be announced later this year.

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

ENERGY SUPPLY: The Company and its joint ventures utilize various energy sources to operate their facilities. In particular, electricity and natural gas currently represent approximately 10% of the cost of steel manufactured for the Company's Steel Manufacturing Business. The Steel Manufacturing Business purchases hydroelectric power under long-term contracts from government sources which rely on the Bonneville Power Administration (BPA). Historically, these contracts have had favorable prices and are long-term in nature. The Company has a contract that expires in September 2006. The BPA increased rates as much as 46% as of October 1, 2001. Rates will be adjusted by the BPA every six months from then forward. It is not possible to predict future rate changes.

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

                        SCHNITZER STEEL INDUSTRIES, INC.

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

                        SCHNITZER STEEL INDUSTRIES, INC.

                                     PART II

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The 2002 annual meeting of the shareholders was held on January 28, 2002. Holders of 4,559,506 shares of the Company's Class A common stock, entitled to one vote per share, and 4,303,828 shares of the Company's Class B common stock, entitled to ten votes per share, were present in person or by proxy at the meeting.

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

           This proposal was approved as follows:

                                            Votes For        Votes Withheld
                                            ---------        --------------

           Leonard Schnitzer               46,160,874           1,436,912
           Robert W. Philip                46,160,894           1,436,892
           Kenneth M. Novack               46,156,539           1,441,247
           Gary Schnitzer                  46,160,874           1,436,912
           Dori Schnitzer                  47,130,334             467,452
           Carol S. Lewis                  47,130,234             467,552
           Scott Lewis                     47,129,779             468,007
           Jean S. Reynolds                47,130,199             467,587
           Robert S. Ball                  47,125,914             471,872
           William A. Furman               47,130,114             467,672
           Ralph R. Shaw                   47,130,114             467,672

2.         To approve and ratify the proposed Amendment to the 1993 Stock
           Incentive Plan

           This proposal was approved by the stockholders with 44,268,661 votes cast for and 2,561,804 votes cast against. There were 6,145 abstentions and 761,175 broker non-votes.


3. To approve and ratify the appointment of PricewaterhouseCoopers LLP as the independent auditors of the Corporation.

           This proposal was approved by the stockholders with 47,583,330 votes cast for, 12,376 votes cast against, and 2,080 abstentions.

                        SCHNITZER STEEL INDUSTRIES, INC.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

(a)        Exhibits

           10.1   1993 Stock Incentive Plan of the Registrant.

(b)        Reports on Form 8-K

           None

                        SCHNITZER STEEL INDUSTRIES, INC.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SCHNITZER STEEL INDUSTRIES, INC.
                                                   (Registrant)




Date:  April 15, 2002                      By:/s/ Barry A. Rosen
       --------------                      -----------------------------
                                           Barry A. Rosen
                                           Vice President, Finance