Form 10-Q
period 2002-05-31
SCHNITZER STEEL INDUSTRIES INC
filed 2002-07-15
CIK 912603

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended May 31, 2002 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from _____________ to _____________.


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


                                  (503)224-9900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]      No  [_]


The Registrant had 4,982,303 shares of Class A Common Stock, par value of $1.00 per share, 4,184,828 shares of Class B Common Stock, par value of $1.00 per share, outstanding at July 1, 2002.

================================================================================

                        SCHNITZER STEEL INDUSTRIES, INC.






                                      INDEX
                                      -----


                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

Consolidated Balance Sheet at May 31, 2002 and August 31, 2001..........   3

Consolidated Statement of Income for the Three Months and Nine
    Months Ended May 31, 2002 and 2001..................................   4

Consolidated Statement of Shareholders' Equity for the Year
    Ended August 31, 2001 and the Nine Months Ended May 31, 2002........   5

Consolidated Statement of Cash Flows for the Nine Months Ended
    May 31, 2002 and 2001...............................................   6

Notes to Consolidated Financial Statements..............................   7

Management's Discussion and Analysis of Financial Condition and
    Results of Operations...............................................  11

Quantitative and Qualitative Disclosures About Market Risk..............  21


SIGNATURE PAGE..........................................................  22

                        SCHNITZER STEEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                    (In thousands, except per share amounts)

                                                                   MAY 31, 2002   AUG. 31, 2001
                                                                    ----------     ----------
                                                                    (Unaudited)     (Audited)

                                     ASSETS
                                     ------
Current Assets:
   Cash                                                             $   15,176     $    1,877
   Accounts receivable, less allowance for doubtful accounts
      of $850 and $920                                                  29,371         22,315
   Accounts receivable from related parties                                368            546
   Inventories (Note 2)                                                 66,964         89,353
   Deferred income taxes                                                 3,837          3,837
   Prepaid expenses and other                                            3,525          4,110
                                                                    ----------     ----------
          Total current assets                                         119,241        122,038

Net property, plant and equipment                                      113,508        119,510

Other assets:
   Investment in and advances to joint venture partnerships            111,414        108,457
   Notes receivables less current portion (Note 3)                      28,908         32,018
   Goodwill                                                             37,953         39,345
   Other                                                                 2,865          4,502
                                                                    ----------     ----------
TOTAL ASSETS                                                        $  413,889     $  425,870
                                                                    ==========     ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
   Current portion of long-term debt                                $       65     $      200
   Accounts payable                                                     17,041         15,902
   Accrued payroll liabilities                                           4,980          6,209
   Current portion of environmental liabilities                          3,038          2,000
   Other accrued liabilities                                             6,027          6,317
                                                                    ----------     ----------
          Total current liabilities                                     31,151         30,628

Deferred income taxes                                                   28,696         30,039

Long-term debt less current portion                                     83,024         93,766

Environmental liabilities, net of current portion                       18,229         20,915

Other long-term liabilities                                              2,432          2,453

Commitments and contingencies

Shareholders' equity:
   Preferred stock--20,000 shares authorized, none issued
      Class A common stock--75,000 shares $1 par value
      authorized, 4,962 and 4,896 shares issued and outstanding          4,962          4,896
   Class B common stock--25,000 shares $1 par value authorized,
      4,185 and 4,304 shares issued and outstanding                      4,185          4,304
   Additional paid-in capital                                           95,278         95,923
   Retained earnings                                                   145,932        142,946
                                                                    ----------     ----------
          Total shareholders' equity                                   250,357        248,069

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $  413,889     $  425,870
                                                                    ==========     ==========

         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
               (Unaudited, in thousands, except per share amounts)





                                               FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                               --------------------------      --------------------------
                                              MAY 31, 2002    MAY 31, 2001    MAY 31, 2002    MAY 31, 2001
                                               ----------      ----------      ----------      ----------
Revenues                                       $   86,096      $   68,990      $  223,967      $  227,167
                                               ----------      ----------      ----------      ----------

Costs and expenses:
     Cost of goods sold and other
        operating expenses                         78,376          62,255         207,132         204,566
     Selling and administrative expenses            7,648           6,435          21,708          20,067
                                               ----------      ----------      ----------      ----------

Income (loss) from wholly-owned operations             72             300          (4,873)          2,534

Income from joint ventures                          4,599           1,674          13,793           5,777
                                               ----------      ----------      ----------      ----------

Income from operations                              4,671           1,974           8,920           8,311
                                               ----------      ----------      ----------      ----------

Other income (expense):
     Interest expense                                (527)         (1,188)         (1,862)         (4,058)
     Other income (expense)                            64           1,161          (1,613)          2,782
                                               ----------      ----------      ----------      ----------
                                                     (463)            (27)         (3,475)         (1,276)

Income before income taxes                          4,208           1,947           5,445           7,035

Income tax provision                                 (841)           (482)         (1,088)         (2,110)
                                               ----------      ----------      ----------      ----------

Net income                                     $    3,367      $    1,465      $    4,357      $    4,925
                                               ==========      ==========      ==========      ==========

Basic earnings per share                       $     0.37      $     0.16      $     0.48      $     0.52
                                               ==========      ==========      ==========      ==========

Diluted earnings per share                     $     0.36      $     0.16      $     0.47      $     0.52
                                               ==========      ==========      ==========      ==========






         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            (Unaudited, in thousands)





                                             CLASS A                     CLASS B
                                          COMMON STOCK                COMMON STOCK          ADDITIONAL
                                     ----------------------      ----------------------      PAID-IN       RETAINED
                                      SHARES        AMOUNT        SHARES        AMOUNT       CAPITAL       EARNINGS       TOTAL
                                     --------      --------      --------      --------      --------      --------      --------

Balance at August 31, 2000              5,389      $  5,389         4,312      $  4,312      $101,840      $136,889      $248,430

Class B common stock converted
    to Class A common stock                 8             8            (8)           (8)
Class A common stock repurchased         (506)         (506)                                   (6,185)                     (6,691)
Class A common stock issued                 5             5                                        54                          59
Stock options issued                                                                              214                         214
Net income                                                                                                    7,919         7,919
Dividends paid                                                                                               (1,862)       (1,862)
                                     --------      --------      --------      --------      --------      --------      --------
Balance at August 31, 2001              4,896         4,896         4,304         4,304        95,923       142,946       248,069

Class B common stock converted
    to Class A common stock               119           119          (119)         (119)
Class A common stock repurchased          (99)          (99)                                   (1,157)                     (1,256)
Class A common stock issued                46            46                                       512                         558
Net income                                                                                                    4,357         4,357
Dividends paid                                                                                               (1,371)       (1,371)
                                     --------      --------      --------      --------      --------      --------      --------
Balance at May 31, 2002                 4,962      $  4,962         4,185      $  4,185      $ 95,278      $145,932      $250,357
                                     ========      ========      ========      ========      ========      ========      ========




         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited, in thousands)

                                                            FOR THE NINE MONTHS ENDED
                                                            --------------------------
                                                           MAY 31, 2002    MAY 31, 2001
                                                            ----------      ----------
Operations:
    Net income                                              $    4,357      $    4,925
    Noncash items included in income:
         Depreciation and amortization                          14,005          14,108
         Equity in income of joint ventures                    (13,793)         (5,777)
         Deferred income taxes                                  (1,343)           (111)
         (Gain) loss on disposal of assets                         858            (340)
    Cash provided (used) by changes in working capital:
         Accounts receivable                                    (5,353)          1,379
         Inventories                                            22,127          (3,232)
         Prepaid expenses                                         (565)            423
         Accounts payable                                        1,747            (161)
         Accrued liabilities                                    (1,605)           (831)
         Environmental liabilities                                (872)
         Other assets and liabilities                            2,860             609
                                                            ----------      ----------

Net cash provided by operations                                 22,423          10,992
                                                            ----------      ----------

Investing:
    Capital expenditures                                        (7,049)         (6,079)
    Cash received from joint ventures                          119,999         120,856
    Cash used by joint ventures                               (109,167)       (118,257)
    Proceeds from sale of assets                                    39             827
                                                            ----------      ----------

Net cash provided (used by) investments                          3,822          (2,653)
                                                            ----------      ----------

Financing:
    Repurchase of Class A common stock                          (1,256)         (6,561)
    Issuance of Class A common stock                               558              60
    Dividends declared and paid                                 (1,371)         (1,402)
    Reduction in long-term debt                                (10,877)           (950)
                                                            ----------      ----------

Net cash used by financing                                     (12,946)         (8,853)
                                                            ----------      ----------

Net increase (decrease) in cash                                 13,299            (514)

Cash at beginning of period                                      1,877           2,407
                                                            ----------      ----------
Cash at end of period                                       $   15,176      $    1,893
                                                            ==========      ==========


         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 2002 AND 2001
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF PRESENTATION
     ---------------------
     The accompanying unaudited interim financial statements of Schnitzer Steel Industries, Inc. (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, management suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the fiscal year ended August 31, 2001. The results for the three and nine months ended May 31, 2002 are not necessarily indicative of the results of operations for the entire year.

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

                                            FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                             -------------------------     -------------------------
                                            MAY 31, 2002   MAY 31, 2001   MAY 31, 2002   MAY 31, 2001
                                             ----------     ----------     ----------     ----------
     Net income                              $    3,367     $    1,465     $    4,357     $    4,925
                                             ==========     ==========     ==========     ==========
     Computation of shares:
        Average common shares outstanding         9,134          9,226          9,136          9,426
        Stock options                               173             18             98             18
                                             ----------     ----------     ----------     ----------
        Diluted average common shares
           outstanding                            9,307          9,244          9,234          9,444
                                             ==========     ==========     ==========     ==========
     Basic EPS                               $     0.37     $     0.16     $     0.48     $     0.52
                                             ==========     ==========     ==========     ==========
     Diluted EPS                             $     0.36     $     0.16     $     0.47     $     0.52
                                             ==========     ==========     ==========     ==========
     Dividend per share                      $     0.05     $     0.05     $     0.15     $     0.15
                                             ==========     ==========     ==========     ==========

     Options to purchase 545,000 and 723,000 shares were outstanding at May 31, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 2002 AND 2001
                                   (Unaudited)

NOTE 2 - INVENTORIES:

     Inventories consisted of the following (in thousands):

                                           MAY 31,            AUGUST 31,
                                            2002                 2001
                                         ----------           ----------
                                         (Unaudited)           (Audited)

     Recycled metals                     $   14,676           $   21,599
     Work in process                         15,280               17,600
     Finished goods                          24,150               36,960
     Supplies                                12,858               13,194
                                         ----------           ----------
                                         $   66,964           $   89,353
                                         ==========           ==========

NOTE 3 - RELATED PARTIES:

     The Company converted $28.3 million in advances to its self-service auto wrecking and parts joint venture into a note receivable. The note, dated February 22, 2002, matures March 1, 2009. Interest at the prime rate less 2% is payable monthly. Principal payments are due quarterly and will be in the amount of 25% of the joint venture's net income for its most recently ended quarter. All outstanding principal and interest is due at maturity. The balance of advances to this joint venture have been reclassified as of August 31, 2001 for consistent presentation with the current year.

     In the second quarter of fiscal 2002, the Company terminated two vessel charter agreements with a related company to take advantage of lower shipping rates currently available in the market, resulting in a loss of $1.5 million. This loss is included in other expense in the accompanying consolidated statement of income for the nine months ended May 31, 2002.

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

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 2002 AND 2001
                                   (Unaudited)


     The Washington State Department of Ecology named GMT, along with a number of other parties, as Potentially Liable Parties (PLPs) for a site referred to as Tacoma Metals. GMT operated on this site under a lease prior to 1982. The property owner and current operator have taken the lead role in performing a Remedial Investigation and Feasibility Study (RI/FS) for the site. The RI/FS is now completed and the parties are currently involved in a mediation settlement process to address cost allocations. The Company's previously recorded environmental liabilities include an estimate of the Company's potential liability at this site.

     Between 1977 and 1987, MRI Corporation (MRI), a wholly-owned subsidiary of Proler International Corp. (Proler), which in turn is a wholly-owned subsidiary of the Company, operated a tin can shredding and detinning facility in Tampa, Florida. In 1989 and 1992, the EPA conducted preliminary site investigations of this property and, in December 1996, added the site to the "National Priorities List". MRI and Proler, along with several other parties, were named as PRPs for the site by the EPA. In March 2002, MRI paid the EPA $375,000 pursuant to a voluntary consent decree in full settlement of its and Proler's obligations with respect to the remediation of this site. In a related action, MRI transferred the property to another PRP which has agreed to perform the remediation and indemnify MRI and Proler against any further liability. The $375,000 payment was covered by the Company's existing environmental liability reserve.

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

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 2002 AND 2001
                                   (Unaudited)



     Revenues from external customers for the Company's wholly-owned operations are as follows (in thousands):

                                                FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                              ------------------------------      ------------------------------
                                              MAY 31, 2002      MAY 31, 2001      MAY 31, 2002      MAY 31, 2001
                                              ------------      ------------      ------------      ------------
     Metals Recycling Business                $     50,466      $     46,833      $    137,675      $    143,051
     Steel Manufacturing Business                   46,183            36,607           113,076           122,037
     Intersegment revenues                         (10,553)          (14,450)          (26,784)          (37,921)
                                              ------------      ------------      ------------      ------------
     Consolidated revenues                    $     86,096      $     68,990      $    223,967      $    227,167
                                              ============      ============      ============      ============


     The joint ventures' revenues from external customers are as follows (in thousands):

                                                FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                              ------------------------------      ------------------------------
                                              MAY 31, 2002      MAY 31, 2001      MAY 31, 2002      MAY 31, 2001
                                              ------------      ------------      ------------      ------------
     Joint Ventures in the Metals Recycling
        Business                              $    131,438      $     90,397      $    362,254      $    311,213
     Joint Venture Suppliers of Metals              13,111            14,443            41,915            42,515
                                              ------------      ------------      ------------      ------------
     Total revenues                           $    144,549      $    104,840      $    404,169      $    353,728
                                              ============      ============      ============      ============


     The Company's income (loss) from operations is as follows (in thousands):

                                                FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                              ------------------------------      ------------------------------
                                              MAY 31, 2002      MAY 31, 2001      MAY 31, 2002      MAY 31, 2001
                                              ------------      ------------      ------------      ------------
     Metals Recycling Business                $      3,732      $        872      $      5,278      $      5,319
     Steel Manufacturing Business                   (1,374)            1,840            (3,762)            3,503
     Joint Ventures in the Metals Recycling
        Business                                     2,867               584            10,273             3,383
     Joint Venture Suppliers of Metals               1,732             1,090             3,520             2,394
     Corporate expense                              (2,289)           (1,784)           (6,315)           (6,454)
     Eliminations                                        3              (628)              (74)              166
                                              ------------      ------------      ------------      ------------
     Consolidated income from operations      $      4,671      $      1,974      $      8,920      $      8,311
                                              ============      ============      ============      ============

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

RESULTS OF OPERATIONS

The Company's revenues and operating results by business segment are summarized below (in thousands):

                                                           FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                         ------------------------------      ------------------------------
                                                         MAY 31, 2002      MAY 31, 2001      MAY 31, 2002      MAY 31, 2001
                                                         ------------      ------------      ------------      ------------
                                                                                    (Unaudited)
REVENUES:
Metals Recycling Business:
     Ferrous sales                                       $     37,779      $     34,834      $    103,195      $    107,726
     Nonferrous sales                                          11,423            10,824            29,669            31,767
     Other sales                                                1,264             1,175             4,811             3,558
                                                         ------------      ------------      ------------      ------------
          Total sales                                          50,466            46,833           137,675           143,051

Ferrous sales to Steel Manufacturing Business                 (10,553)          (14,450)          (26,784)          (37,921)
Steel Manufacturing Business                                   46,183            36,607           113,076           122,037
                                                         ------------      ------------      ------------      ------------
          Total                                          $     86,096      $     68,990      $    223,967      $    227,167
                                                         ============      ============      ============      ============

INCOME FROM OPERATIONS:
Metals Recycling Business                                $      3,732      $        872      $      5,278      $      5,319
Steel Manufacturing Business                                   (1,374)            1,840            (3,762)            3,503
Joint Ventures in the Metals Recycling Business                 2,867               584            10,273             3,383
Joint Venture Suppliers of Metals                               1,732             1,090             3,520             2,394
Corporate expense                                              (2,289)           (1,784)           (6,315)           (6,454)
Intercompany eliminations                                           3              (628)              (74)              166
                                                         ------------      ------------      ------------      ------------
          Total                                          $      4,671      $      1,974      $      8,920      $      8,311
                                                         ============      ============      ============      ============

NET INCOME                                               $      3,367      $      1,465      $      4,357      $      4,925
                                                         ============      ============      ============      ============

                        SCHNITZER STEEL INDUSTRIES, INC.


The Company's joint ventures' revenues and results of operations were as follows (in thousands):

                                                           FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                         ------------------------------      ------------------------------
                                                         MAY 31, 2002      MAY 31, 2001      MAY 31, 2002      MAY 31, 2001
                                                         ------------      ------------      ------------      ------------
                                                                                     (Unaudited)
Total revenues from external customers recognized by:
   Joint Ventures in the Metals Recycling Business       $    131,438      $     90,397      $    362,254      $    311,213
   Joint Venture Suppliers of Metals                           13,111            14,443            41,915            42,515
                                                         ------------      ------------      ------------      ------------
                                                         $    144,549      $    104,840      $    404,169      $    353,728
                                                         ============      ============      ============      ============

Income from joint ventures recognized by the Company from:
   Joint Ventures in the Metals Recycling Business       $      2,867      $        584      $     10,273      $      3,383
   Joint Venture Suppliers of Metals                            1,732             1,090             3,520             2,394
                                                         ------------      ------------      ------------      ------------
                                                         $      4,599      $      1,674      $     13,793      $      5,777
                                                         ============      ============      ============      ============

The following table summarizes certain selected operating data for the Company and its joint venture businesses:

                                                           FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                         ------------------------------      ------------------------------
                                                         MAY 31, 2002      MAY 31, 2001      MAY 31, 2002      MAY 31, 2001
                                                         ------------      ------------      ------------      ------------
SHIPMENTS (in thousands):                                                           (Unaudited)
METALS RECYCLING BUSINESS:
Ferrous recycled metal (long tons):
   To Steel Manufacturing Business                                112               167               303               427
   To other unaffiliated domestic customers                        13                18                36               135
   To export customers                                            268               207               803               615
                                                         ------------      ------------      ------------      ------------
         Total ferrous recycled metal                             393               392             1,142             1,177
                                                         ============      ============      ============      ============

Nonferrous metal (pounds)                                      30,300            29,600            83,600            85,000
                                                         ============      ============      ============      ============
STEEL MANUFACTURING BUSINESS
Finished steel products (net tons)                                169               124               410               418
                                                         ============      ============      ============      ============
JOINT VENTURES IN THE METALS RECYCLING BUSINESS
Ferrous recycled metal (long tons)                                897               587             2,682             2,126
                                                         ============      ============      ============      ============

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

INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined using FIFO (first-in, first-out) and average cost methods. The production and accounting process utilized by the Company to record recycled metals inventory quantities relies on significant estimates, which can be affected by weight imprecisions, moisture, production yields and other factors.

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


THIRD QUARTER FISCAL 2002 VS. THIRD QUARTER FISCAL 2001
-------------------------------------------------------

REVENUES. Consolidated revenues for the three months ended May 31, 2002, increased $17.1 million (25%) from the same period last year. The higher revenues were primarily attributed to higher sales volume to external customers for both the Steel Manufacturing Business and the Metals Recycling Business, and higher average selling prices for the Metals Recycling Business.

During the quarter ended May 31, 2002, revenues for the Metals Recycling Business, before intercompany eliminations, increased $3.6 million (8%) primarily due to higher average selling prices for both ferrous and nonferrous metals. Ferrous sales volume was comparable with the prior year quarter and nonferrous sales volumes increased by 2%. The average sales prices for ferrous and nonferrous metals increased by $8 per ton (9%) to $96 per ton and by $0.01 per pound (3%) to $0.38 per pound, respectively, from the third quarter of fiscal 2001. The average sales price per ton for ferrous metals increased largely due to lower competing supplies coming from the countries of the former Soviet Union and strong demand from Asia, particularly China and Korea. Compared with the third quarter of fiscal 2001, export sales increased 60,100 tons (29%) to 267,500 tons; sales to the Steel Manufacturing Business decreased 54,800 tons (33%) to 111,800 tons; and domestic sales to external customers decreased 4,600 tons (26%) to 13,300 tons. Though total ferrous sales volume was the same as the third quarter of fiscal 2001, export sales volume was up as strong demand from Asia continued. Domestic sales to external customers decreased as the U.S. economy remained sluggish tempering demand for finished steel. Sales to the

                        SCHNITZER STEEL INDUSTRIES, INC.


Company's Steel Manufacturing Business declined as its melt shop production curtailment continued. Sales volume for nonferrous metals remained firm as demand from China was strong.

The Steel Manufacturing Business' revenues for the three months ended May 31, 2002 increased $9.6 million (26%), to $46.2 million compared with the prior year quarter, reflecting higher sales volumes. Finished steel shipments increased 44,800 tons (36%) to 168,800 tons and the average finished steel selling price decreased $21 per ton (7%) to $274 per ton compared with the same quarter last year. The increase in sales volumes is primarily due to higher sales of wire rod and rebar. Wire rod sales volumes increased as the Steel Manufacturing Business obtained additional sales from a major customer. Rebar sales increased as customers locked in sales before anticipated price hikes due to tariffs and duties imposed by the Federal Government in March and April 2002 on lower priced imported steel products. However, the tariffs and duties have not resulted in any significant increases in price. Domestic competitors, especially rebar producers, have been hesitant to support significant price increases due to the lack of a rise in end user demand. However, preliminary antidumping duties the Commerce Department imposed on wire rod imports from some foreign countries have had a positive effect on wire rod selling prices.

COST OF GOODS SOLD. Consolidated cost of goods sold increased $16.1 million (26%) for the three months ended May 31, 2002, compared with the same period last year. Cost of goods sold increased as a percentage of revenues from 90% to 91%. Gross profit increased $1.0 million to $7.7 million during the latest quarter as compared to the prior year quarter.

Cost of goods sold for the Metals Recycling Business in the third quarter of fiscal 2002 was comparable with the prior year quarter. Cost of goods sold as a percentage of revenues decreased compared with the third quarter of fiscal 2001 from 90% to 84%. Gross profit increased by $3.7 million to $8.3 million. The increase in gross profit was attributable to higher average selling prices. Compared with the third quarter of last year, the average ferrous metals cost of sales per ton increased $4 per ton (5%) due to higher purchase costs for ferrous metals. This increase in ferrous cost of sales was offset by the higher average ferrous selling price per ton and lower nonferrous cost of sales per pound.

For the three months ended May 31, 2002, cost of goods sold for the Steel Manufacturing Business increased $12.8 million (38%) compared to the same period last year and increased as a percentage of revenues from 93% to 101%. Cost of goods sold per ton increased $3 (1%) to $277 per ton. In the third quarter of fiscal 2002, the negative gross margin was ($0.5) million compared with a gross profit of $2.7 million in the third quarter of last year. Margins were down compared with the third quarter of last year due to a lower average sales price per ton and higher average cost of goods sold per ton. The cost of goods sold increase was caused by fixed costs being spread over fewer production tons as the melt shop continued the production curtailment that began in August 2001 in response to the decrease in demand as well as increasing raw material prices. Also, there was an increase of nearly 40% in the average electricity rate paid per kilowatt hour, which resulted from a new contract negotiated in the first quarter of fiscal 2002. The cost increase was partially offset as orders for wire rod began to rise which allowed the Company to ramp up production of its rolling mills. The higher production volume lowered the rolling mill and finishing production costs per ton. Also, the mill continued to partially offset higher electricity rates by achieving production efficiency and taking advantage of lower off-peak electricity rates.

SELLING AND ADMINISTRATIVE EXPENSES. Overall, selling and administrative expenses increased $1.2 million during the third quarter of fiscal 2002 compared with the same quarter last year. The increase was attributable to higher commission expense resulting from increased ferrous export sales and higher insurance costs due to policy renewal costs combined with adverse insurance market conditions since September 11, 2001. Additionally, the Company paid consulting fees related to a comprehensive study that identified enterprise zone tax credits available to the Company, which will result in $1.6 million of tax credits being realized.

                        SCHNITZER STEEL INDUSTRIES, INC.

In the quarter ended May 31, 2002, corporate expense increased $0.5 million compared with the same period last year. The increase was primarily due to consulting fees paid related to a comprehensive study that identified enterprise zone tax credits available to the Company, which will result in $1.6 million of tax credits being realized.

JOINT VENTURES. The Joint Ventures in the Metals Recycling Business predominantly sell recycled ferrous metal. Revenues for this segment in the third quarter of fiscal 2002 were higher than the prior year quarter primarily due to 53% higher export sales volumes and 7% higher average selling prices. Like the Company's Metals Recycling Business, the sales to Asia, especially Korea and China, were strong and the decreased competing supply from the countries of the former Soviet Union pushed up sales volumes and average selling prices. Higher volumes from the World Trade Center disaster also partially contributed to higher sales volumes.

The Company's equity in income from its Joint Ventures in the Metals Recycling Business for the third quarter of fiscal 2002 increased to $2.9 million from $0.6 million in the third quarter of fiscal 2001. The increase in income from these joint ventures was primarily caused by the increased sales volumes coupled with the higher average selling price per ton. The Joint Ventures have also worked to reduce the cost of unprocessed inventory and improve operational efficiencies, thereby increasing their operating margins.

Revenues from the Joint Venture Suppliers of Metals decreased $1.3 million during the third quarter of fiscal 2002 as compared to the third quarter of last year. For the three months ended May 31, 2002, the Company's equity in income from these joint ventures increased $0.6 million to $1.7 million. The Company's self-service auto wrecking and parts joint venture was primarily responsible for the increase due to refinements in its operations and system enhancements.

INTEREST EXPENSE. Interest expense for the third quarter of fiscal 2002 decreased $0.7 million to $0.5 million compared with the third quarter of fiscal 2001. The decrease was primarily a result of lower average borrowings due to good cash flow from both the wholly-owned and joint venture businesses, as well as lower average interest rates.

OTHER INCOME (EXPENSE). In the third quarter of fiscal 2002, other income decreased $1.1 million compared with the third quarter of fiscal 2001. The decrease was primarily due to lower interest income as a result of lower interest rates in the third quarter of fiscal 2002. In addition, the fiscal 2001 quarter included $0.4 million of income from an electrode antitrust settlement.

INCOME TAX PROVISION. The tax rate for the third quarter of fiscal 2002 was 20% compared with 25% for the prior year quarter. In the second quarter of fiscal 2002, as a result of a comprehensive study, it was determined that the Company qualified for certain tax credits in the State of California aggregating $1.6 million. These credits do not expire and can be used to offset California state income taxes. Accordingly, the tax provision was adjusted to reflect the effect of this tax benefit.

FIRST NINE MONTHS OF FISCAL 2002 VS. FIRST NINE MONTHS OF FISCAL 2001
---------------------------------------------------------------------

REVENUES. Consolidated revenues for the nine months ended May 31, 2002, decreased $3.2 million (1%) from the same period last year. The lower revenues were primarily attributed to lower average sale prices for both the Steel Manufacturing Business and the Metals Recycling Business and lower sales volume for the Steel Manufacturing Business, partially offset by increased export sales volume for the Metals Recycling Business.

For the nine months ended May 31, 2002, revenues for the Metals Recycling Business, before intercompany eliminations, decreased $5.4 million (4%), which was attributed to lower shipping volumes coupled with lower average sales prices. Ferrous and nonferrous sales volumes decreased by 3% and 2%, respectively, from the same period in the prior year. Ferrous sales volumes decreased by 35,300 tons (3%) because domestic sales to external customers and the Company's Steel Manufacturing Business declined as markets softened due to the slow U.S. economy and the Steel Manufacturing Business' mill curtailed

                        SCHNITZER STEEL INDUSTRIES, INC.

production. This decrease was partially offset by shifting sales to the export market causing a 30% increase in export sales volume. Strong foreign demand, especially from Asia, and lower supply coming out of the countries of the former Soviet Union drove the increase in export volumes. Average sales prices for ferrous and nonferrous metals were $1 per ton (2%) and $0.02 per pound (5%) lower, respectively, than the first nine months of fiscal 2001. The lower prices were caused by lower demand as a result of slower worldwide economic activity in fiscal 2002 as compared to the same period in fiscal 2001.

The Steel Manufacturing Business' revenues for the nine months ended May 31, 2002 decreased $8.9 million (7%), to $113.1 million, from the first nine months of the prior year. Finished steel shipments decreased 7,900 tons (2%) and the average finished steel selling price declined $16 per ton (5%). The decreases in both sales volume and average selling prices were primarily due to the slowdown in the U.S. economy. President Bush's announced tariffs on certain imported steel products, which compete in the Company's West Coast markets, have only marginally increased the average selling prices. Domestic competitors, especially rebar producers, have been hesitant to support significant price increases due to the lack of a rise in end user demand. The Commerce Department has imposed preliminary antidumping duties on wire rod imports from some foreign countries, which have had a positive effect on wire rod selling prices. Final duties are expected to be announced later this year.

COST OF GOODS SOLD. Consolidated cost of goods sold increased by $2.6 million (1%) for the nine months ended May 31, 2002, compared with the same period last year. Cost of goods sold increased as a percentage of revenues from 90% to 92%, compared with the first nine months of fiscal 2001, which contributed to a $5.8 million decline in gross profit.

During the first nine months of fiscal 2002, the Metals Recycling Business' cost of goods sold decreased $7.1 million (6%) over the prior year. The cost of goods sold as a percentage of revenues decreased from 88% for the first nine months of fiscal 2001 to 87% during the first nine months of fiscal 2002, contributing to a $1.7 million increase in gross profit. This increase in gross margin in the first nine months of fiscal 2002 was attributable to better operating efficiencies and efforts to reduce operating costs, resulting in a $1 per ton (1%) decrease in the average ferrous metals cost of sales per ton. Local competition for the purchase of ferrous metals in the Pacific Northwest continued to adversely impact the cost of sales, also directly affecting overall gross margin.

During the first nine months of fiscal 2002, cost of goods sold for the Steel Manufacturing Business decreased $1.6 million (1%) compared to the same period last year and increased as a percentage of revenues from 95% to 101%. Gross profit decreased from $6.0 million to a negative $1.4 million compared with the first nine months of last year. The average sales price per ton decreased and the average cost of goods sold per ton increased. Due to higher production costs per ton compared with the first nine months of fiscal 2001, the average cost of goods sold per ton increased $2 per ton (1%) to $279 per ton, further eroding margins. This increase was primarily due to continued mill curtailments, which increased production costs per ton as fixed costs were spread over fewer production tons.

SELLING AND ADMINISTRATIVE EXPENSES. Overall, year-to-date selling and administrative expenses rose $1.6 million compared with the same period last year. Higher commission expenses related to increases in ferrous export sales drove the increase as well as the costs related to identifying enterprise zone tax credits available to the Company.

JOINT VENTURES. For the nine months ended May 31, 2002, revenues for Joint Ventures in the Metals Recycling Business increased by $51.0 million from the first nine months of last year. The increase was primarily due to higher sales volumes for ferrous metals, which were partially offset by lower average ferrous per ton sales price. The higher sales volumes were caused primarily by strong demand from Asia, especially Korea and China, coupled with lower supply from the countries of the former Soviet Union. Income recognized from these joint ventures increased by $6.9 million over the first nine months of fiscal 2001 to $10.3 million. The increase in income was primarily caused by the higher sales volumes and increased operating margins. The increased operating margins were a

                        SCHNITZER STEEL INDUSTRIES, INC.


result of the Joint Ventures' successful efforts to reduce the cost of unprocessed inventory and improve operational efficiencies, as well as a significant increase in volume from the World Trade Center disaster. As of May 31, 2002, most of the World Trade Center volume has been processed and sold.

Revenues of Joint Venture Suppliers of Metal decreased from $42.5 million to $41.9. Year-to-date, the Company's equity in income from these joint ventures increased to $3.5 million from $2.4 million for the previous year primarily as a result of higher income from the Company's self-service auto wrecking and parts joint venture.

INTEREST EXPENSE. For the nine months ended May 31, 2002, interest expense decreased $2.2 million to $1.9 million compared with the same period last year. The decrease was a result of lower average borrowings due to good cash flow from both the wholly-owned and joint venture businesses, as well as lower average interest rates.

OTHER INCOME (EXPENSE). In the first nine months of fiscal 2002, other income decreased $4.4 million compared with the first nine months of fiscal 2001. The decrease was partially attributable to a loss of $1.5 million recorded in fiscal 2002 related to the termination of two vessel charter agreements with a related party. Additionally, the Company recognized a non-cash loss of $0.8 million on the sale of a non-strategic steel forging business that was part of a 1995 Metals Recycling Business acquisition (see "Related Parties" discussion below). Fiscal 2002 year-to-date interest income was lower because of lower interest rates charged on receivables. Finally, in fiscal 2001 the company recognized $0.4 million income on the settlement of an electrode antitrust lawsuit.

INCOME TAX PROVISION. The income tax rate used for the first nine months of fiscal 2002 was 20% compared with 30% for the same period of fiscal 2001. In the second quarter of fiscal 2002, as a result of a comprehensive study, it was determined that the Company qualified for certain tax credits in the State of California aggregating $1.6 million. The tax credits, which do not expire and can be utilized to offset California income taxes, are responsible for the decline in the tax rate.

RELATED PARTIES. The Company enters into financial transactions with certain of its joint venture partnerships and other companies in which shareholders of the Company or their relatives own significant interests as discussed below:

     o One related company, a shipping agent, arranges ship charters for the Metals Recycling Business' recycled ferrous metal export shipments. The charters can be with ships owned by a related company or with independently owned ships. The Company pays market rate for all charters.

          In the second quarter of fiscal 2002, the Company terminated two vessel charter agreements with a related company. These agreements were entered into in the mid-1990s for the purpose of hedging ocean shipping rates. At the time the Charters were terminated, ocean shipping rates were $7 to $8 per ton lower than the all-in contracted rates. Thus, the Company decided to terminate these charters to take advantage of these lower rates currently available in the market. Ocean freight rates continue to be significantly lower than the contracted rates. The Company has no remaining vessel charter agreements with the related company.

     o The Company purchases recycled metals in the form of auto bodies from its self-service auto wrecking and parts joint venture. The Company negotiates prices monthly, based on prevailing market conditions, to purchase a significant portion of the joint venture's inventory. This process provides a consistent and predictable flow of raw material to the Company's Oakland, California export facility.

     o The Company leases certain land and buildings from a related real estate company under operating leases. Lease amounts are market rates and are adjusted every three years, with the exception of the Metals Recycling Business's Portland, Oregon facility. The rent for that

                        SCHNITZER STEEL INDUSTRIES, INC.


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

     o The Company converted $28.3 million in advances to its self-service auto wrecking and parts joint venture into a note receivable. The note, dated February 22, 2002, matures March 1, 2009. Interest is payable monthly and is calculated at prime rate less 2%. Principal payments are made quarterly and will be in the amount of 25% of the joint venture's net income for the quarter just ended. All outstanding principal and interest is due at maturity.

     o The Company funds its pro rata share of the working capital needs of the Joint Ventures in the Metals Recycling Business. These joint ventures remit cash to the Company as it is available.


LIQUIDITY AND CAPITAL RESOURCES. Cash provided by operations for the nine months ended May 31, 2002, was $22.4 million compared with $11.0 million for the same period in fiscal 2001. The increase in cash flow was due to inventory reductions at both the Steel Manufacturing Business and the Metals Recycling Business.

Capital expenditures for the nine months ended May 31, 2002 and 2001, were $7.0 million. The Company expects to spend approximately $3.5 million on capital projects during the remainder of fiscal 2002.

As a result of acquisitions completed in prior years, the Company had $21.3 million of accrued environmental liabilities as of May 31, 2002. The Company expects to require significant future cash outlays as it incurs the actual costs relating to the remediation of such environmental liabilities.

As of May 31, 2002, the Company had committed unsecured revolving lines of credit totaling $200 million maturing in June 2003. The Company also had additional unsecured lines of credit of $40 million, which were uncommitted. In the aggregate, the Company had borrowings outstanding under these lines totaling $75 million at May 31, 2002. The Company's debt agreements have certain restrictive covenants. As of May 31, 2002, the Company was in compliance with such covenants.

The Company has certain contractual obligations and commercial commitments to make future payments. The following table summarizes these future obligations and commitments as of May 31, 2002 (in thousands):

                                     LESS THAN         1-3            4-5          AFTER 5
                         TOTAL         1 YEAR         YEARS          YEARS          YEARS
                      ----------     ----------     ----------     ----------     ----------
Long-term debt        $   83,089     $       65     $   75,184     $      140     $    7,700
Operating leases          99,731          2,303          4,116          3,598         89,714
Letters of credit          4,900          4,900
                      ----------     ----------     ----------     ----------     ----------
Total                 $  187,720     $    7,268     $   79,300     $    3,738     $   97,414
                      ==========     ==========     ==========     ==========     ==========

Pursuant to a stock repurchase program, the Company is authorized to repurchase up to 3.0 million shares of its stock when the market price of the Company's stock is not reflective of management's opinion of an appropriate valuation of the stock. Management believes that repurchasing shares under these conditions

                        SCHNITZER STEEL INDUSTRIES, INC.


enhances shareholder value. During the first nine months of fiscal 2002, the Company repurchased 99,000 shares for $1.3 million. As of May 31, 2002, the Company had repurchased a total of 1.3 million shares under this program.

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

The principal sources of liquidity are cash flows from the sales of processed recycled metals by its Metals Recycling Business and the sales of finished steel products by its Steel Manufacturing Business. For the Metals Recycling Business, cash flows from sales are subject to market price changes for both the purchase of unprocessed recycled metals and the sale of processed recycled metals. Currently, due to strong demand and lower supplies of recycled metals worldwide, prices have been rising for purchases and sales of metals. The Steel Manufacturing Business is subject to sales price market risk from both domestic and foreign makers. The Steel Manufacturing Business is not a market leader and, consequently must make price changes consistent with the larger producing market leaders. Also, foreign producers sell their products in the U.S. at prices lower than the major domestic producers, taking away market share. On March 6, 2002, President Bush announced tariffs on certain imported steel products which compete in the Company's West Coast markets. Two major products, rebar and merchant bar, had tariffs imposed of 15% and 30%, respectively. The tariffs will be in effect for three years, but will decline each year during the tariff period. Additionally, on April 3, 2002, the U.S. Commerce Department announced a preliminary determination that steel wire rod from seven countries is being sold in the U.S. market below fair value. The Commerce Department has imposed preliminary antidumping duties on wire rod imports from these countries. Final duties are expected to be announced later this year. The tariffs and duties have had only a marginal positive impact as domestic competitors have been hesitant to support any significant price increases due to lack of end user demand. Also, see FACTORS THAT COULD AFFECT FUTURE RESULTS below.

OUTLOOK. The Company expects that the Metals Recycling Business will continue to improve for the remainder of fiscal 2002 due to increased global demand, lower supply from former Soviet Union countries and the resulting rise in recycled metals selling prices. The results from the Joint Ventures in the Metals Recycling Business are expected to remain good due to the same market fundamentals as the Company's wholly-owned business. However, joint venture sales volumes are expected to show a decrease in the quarter because of the decline in World Trade Center volume, as well as reduced inventory levels coming off strong third quarter sales and the decision to build inventory at year end to avoid adverse tax consequences of LIFO accounting. The fourth quarter outlook for the Steel Manufacturing Business is to approximate the third quarter results. The Company expects selling prices will rise slowly as the economy continues to recover. However, electricity prices will experience seasonal rises through August. The Steel Manufacturing Business will continue to report an operating loss in the fourth quarter. Moreover, cash flow is expected to remain strong as it has been for most of fiscal 2002. The Company's effective annual tax rate should approximate 20%, which is significantly lower than the statutory rates due primarily to state tax credits and the utilization of previously acquired net operating loss carryforwards. The Company anticipates that net income for the fourth quarter of fiscal 2002 will be in the range of $0.35 to $0.40 per share. This estimate excludes any impact that may occur from year-end non-cash LIFO adjustments made at two of the Company's joint venture businesses.

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

                        SCHNITZER STEEL INDUSTRIES, INC.

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

The domestic steel industry also is highly competitive. Steel prices can be highly volatile and price is a significant competitive factor. The Company competes with several steel producers in the western U.S. for sales of its products. In addition, in recent years, the Company has experienced significant foreign competition, which is often subsidized by large government agencies. On March 6, 2002, President Bush announced tariffs on certain imported steel products which compete in the Company's West Coast markets. Two major products, rebar and merchant bar, had tariffs imposed of 15% and 30%, respectively. The tariffs will be in effect for three years, but will decline each year during that period. Additionally, on April 3, 2002, the U.S. Commerce Department announced a preliminary determination that steel wire rod from seven countries is being sold in the U.S. market below fair value. The Commerce Department has imposed preliminary antidumping duties on wire rod imports from these countries. Final duties are expected to be announced later this year.

Joint Ventures: The Company has significant investments in joint venture companies. The Company does not manage the day-to-day activities of these businesses. As a result, it does not have the same ability to control the operations and related financial results as it does with its wholly owned businesses. These businesses are, however, affected by many of the same risk factors mentioned above. Therefore, it is difficult to predict the financial results of these businesses.

Energy Supply: The Company and its joint ventures utilize various energy sources to operate their facilities. In particular, electricity and natural gas currently represent approximately 10% of the cost of steel manufactured for the

                        SCHNITZER STEEL INDUSTRIES, INC.


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

The Steel Manufacturing Business also has long-term contracts for natural gas. In October 2000, the Company entered into a new contract, which is set to expire on October 31, 2002. The latest contract negotiations resulted in rates that were 30% higher than the previous agreement. As this contract comes to an end, the Company will attempt to negotiate a new long-term contract; however, it is not possible to predict the terms of the contract.

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




                                              SCHNITZER STEEL INDUSTRIES, INC.
                                              (Registrant)


Date:  July 15, 2002                          By: /s/ Barry A. Rosen
       -------------                              ------------------------
                                                  Barry A. Rosen
                                                  Vice President, Finance