Form 10-K
period 2002-08-31
SCHNITZER STEEL INDUSTRIES INC
filed 2002-11-22
CIK 912603

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended August 31, 2002        Commission File Number 0-22496

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

Class A Common Stock, $1 par value
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value and the number of voting shares of the registrant's common stock outstanding on October 31, 2002 was:

	Shares Outstanding Held By
Title of Each Class of Common Stock			Market Value Held By Non-Affiliates
	Affiliates	Non-Affiliates
Class A, $1 par value	164,701	4,859,967	$89,180,394
Class B, $1 par value	4,179,858	0	N/A

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated herein by reference in Part III.

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

        The Company's wholly-owned recycling business (the Metals Recycling Business) and its joint ventures have major collection and processing facilities in the following locations:

Metals Recycling Business	Joint Venture Operations
Portland, OR	Jersey City, NJ
Oakland, CA	Long Island, NY
Tacoma, WA	Los Angeles, CA
Sacramento, CA	Everett, MA
Eugene, OR	Providence, RI
Fresno, CA	Madbury, NH
Queens, NY

        The Metals Recycling Business' eleven yards sold 1.6 million ferrous tons in fiscal 2002. Additionally, through joint ventures, the Company participates in the management of an additional 28 metals recycling collection and processing facilities. These joint ventures sold 3.5 million ferrous tons in fiscal 2002. Additionally, these joint ventures provide international and domestic services which broker approximately 1.2 million tons per year.

        As the steel industry in the United States consolidates, the Company believes it is well positioned to remain a leader in the metals recycling and steel-making industries. In addition, it is anticipated that the demand for recycled ferrous metals will increase due to the continued transformation of the world's steel producers from virgin iron ore based blast furnaces to newer, technologically advanced electric arc furnace (EAF) mini-mills. In the last 25 years, steel production using recycled metals and the EAF process has grown dramatically. The EAF process, which uses 85%-95% recycled metal compared with the traditional steel-making process that uses less than 35% recycled metal, is more environmentally sound and energy efficient. By recycling steel, limited natural resources are preserved and the need to disrupt the environment with the mining of virgin iron ore is greatly reduced. Further, when recycled metal, instead of iron ore is used for new steel production, air and water pollution generated by the production process decreases. Currently, almost half of domestic steel and much of foreign-based steel is produced using the EAF process. China, the world's largest and fastest growing steel producing country, uses the EAF technology to produce only 25% of its steel. Industry analysts have projected China's EAF based production to increase to approximately 35% by the year 2005. Today, China is the Company's and many of its joint ventures' largest destination for its recycled metal products. Using the EAF process to produce new steel makes the recycled ferrous metal commodity a strategic raw material for both domestic and foreign markets. This benefits the Company and its joint ventures in the metals recycling business due to their strategic geographic locations at many of the major deep-sea ports in the United States. These ports allow the Company and its joint ventures the option of supplying domestic steel mills as well as foreign steel producers.

        The Company's Steel Manufacturing Business consists of its wholly-owned subsidiary, Cascade Steel Rolling Mills, Inc. The Steel Manufacturing Business produces steel reinforcing bar (rebar), wire rod, merchant bar and coiled rebar. The Company believes that the Steel Manufacturing Business has a competitive position in its market due to its readily available source of recycled metals, efficient production processes, state-of-the-art technology, well-located shipping and transportation facilities, access to competitively priced electric power and proximity to California and other major western markets.

Business Strategy

        The Company's business strategy emphasizes continued growth of the ferrous recycled metals business through additive acquisitions and joint ventures, and maintaining its status as an efficient and competitive producer of both recycled metal and finished steel products through investments in state-of-the-art manufacturing equipment and increased production efficiencies.

        The Company considers itself, first and foremost, a ferrous metals recycling company with historically over 70% of its operating income, before corporate expenses and eliminations and impairment and other nonrecurring charges, derived from the Metals Recycling Business and its Joint Ventures in the Metals Recycling Business. The Metals Recycling Business is one of the leading processors in each of the markets in which it operates. Future capital expenditures will focus largely on increasing the Company's position as one of the premier recycled metals processors in the country.

        The Company's Metals Recycling Business enters into sales contracts by selling forward 45 to 90 days and purchases unprocessed metals on a daily basis. The typical supplier is a relatively small, local business or manufacturer who sells unprocessed metals in limited quantities. The typical supplier generally does not have the ability to inventory material in significant quantities, and therefore lacks the market leverage to influence prices. By knowing the price for which the processed material will be sold and the costs involved in processing the metals, the Company is generally able to take advantage of this differential in timing between purchases and sales and negotiate prices with suppliers that secure profitable transactions.

        The Company has developed a multi-part growth strategy, which includes the following elements:

        Expand Metals Recycling Operations.    The Company will continue to seek expansion opportunities for its Metals Recycling Business within both its existing markets and elsewhere in North America. The Company has focused on and will continue to emphasize increasing its sources of unprocessed ferrous metals through its existing network and through selective acquisitions or through joint ventures with metals processors and suppliers. Examples include:

  •
  In fiscal 1998, the Company and one of its joint venture partners increased their East Coast market position through the buyout of a third joint venture partner and the completion of two other strategic joint venture acquisitions;

  •
  In November 1996, the Company acquired Proler International Corp. (Proler). At that time, Proler's joint ventures with Hugo-Neu Corporation of New York processed approximately 3 million long tons of ferrous metals per year;

  •
  In March 1995, the Company purchased Manufacturing Management, Inc. (MMI), another metals processor which added approximately 500,000 long tons per year to the Company's ferrous recycled metals volume; and

  •
  In December 1993, the Company acquired four metals collection and processing facilities in central and southern Oregon.

        The Company has also made a series of investments in other joint ventures, which increase the Company's sources of unprocessed metals supply. The Company's most significant joint venture, in this regard, operates self-service used auto parts yards, primarily in California. This joint venture operates under the name of Pick-N-Pull Auto Dismantlers, Inc. (Pick-N-Pull). The Company's Oakland facility receives car bodies from Pick-N-Pull for processing and sale as shredded recycled metal.

        Complete Value Creating Acquisitions.    The Company intends to complete acquisitions it believes will earn income, after tax, in excess of its cost of capital. Over the past several years, particularly before the Asian financial crisis created uncertainty in the recycled metals industry, several companies in the metals recycling business acquired other recycled metals companies at prices which the Company believes were unjustifiably high. The Asian financial crisis coupled with the current worldwide economic slowdown has since caused significant dislocations in the recycled metals industry. It is the Company's belief that, as a result of these dislocations, some of these acquired companies may again become available at attractive prices. With a strong balance sheet, cash flows and available borrowing capacity, the Company believes it is in an attractive position to complete an acquisition should one fitting the Company's long-term strategic plans become available and if a reasonable price can be attained.

        Invest in State-of-the-Art Processing and Manufacturing.    The Company's objective is to be an efficient and competitive producer of both recycled metals and finished steel products in order to maximize the operating margin for both operations. To meet this objective, the Company has focused on and will continue to emphasize the cost-effective purchasing and efficient processing of metals. Additionally, the Company has made significant investments in state-of-the art equipment to ensure that its operations have cost effective technology to produce high quality products and to maximize economies of scale. The Company continues to invest in equipment to improve the efficiency and capabilities of its businesses. During the last five years, the Company has spent $55.8 million on capital improvements.

        During fiscal 2000, the Metals Recycling Business completed the installation of a state-of-the-art automobile shredder (also known as a "mega-shredder"), capable of shredding over 2,000 tons per day, at its Tacoma facility. This shredder replaced two older shredders that on a combined basis were capable of producing 1,000 tons per day. The mega-shredder has reduced operating costs and improved product quality; as well, it enables the Tacoma metals recycling facility to shred material that was not previously shredded and had to be sold as lower margin materials. Additionally, the dock and bulkhead at the Tacoma facility were rebuilt during fiscal 1999 to more effectively handle the increased shredder capacity, the exporting of metals and receipt of bulk unprocessed metals via marine sources. In fiscal 2002, the Portland, Oregon metals recycling facility installed a dewatering process that removes water from auto shredder residue. This residue is then sent to landfills for disposal. By removing water from the residue, the Company will lower the water content by approximately 40%, thereby reducing weight and avoiding unnecessary disposal costs. Also, all three of the Metals Recycling Business' export facilities continue to invest in sorting technology like the eddy current separator, which recovers more high-valued nonferrous metal from the auto shredding process.

        During fiscal 2002, the Company's Portland, Oregon metals recycling facility embarked on a $4.4 million renovation of its dock and loading facility. When completed, the renovation will allow the facility to increase its efficiency in loading recycled metals export cargoes. It will also increase the facility's ability to handle heavier and more diverse inbound off-loading for third parties.

        In fiscal 2001, the Steel Manufacturing Business began installation of a static var compensator at the Steel Manufacturing Business' mini-mill which was completed in late 2001. It provides a more uniform and efficient power supply to the steel making process. In fiscal 2003, the Steel Manufacturing Business is investing in equipment that will improve the quality and yields of certain coiled products and expand the product line.

        Economic Value Added.    In fiscal year 2001, the Company implemented an Economic Value Added (EVA®) financial measurement and compensation system. EVA measures the value of, and guides, economic decision making based on established return on investment criteria that the Company believes meets the expectations of the financial markets. Decisions made under EVA are designed to create long-term, sustainable value. In addition, the decision making is decentralized and provides managers with the financial analysis tools to make better decisions. Managers' incentive pay is directly linked to success in creating value and is designed to motivate and reward reasonable and sensible risk taking. EVA measures and evaluates the performance of the Company and its employees by explicitly recognizing the cost of equity, as well as debt, capital and quantifying the results.

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

Metals Recycling Business

        The Company is one of the largest metals processors in the United States, with eleven wholly-owned metals collection and processing facilities. The Company buys, processes and sells ferrous metals to foreign and domestic steel producers and to the Steel Manufacturing Business. The Metals Recycling Business also purchases metal from other recycled metals processors for shipment directly to the Steel Manufacturing Business without further processing by the Metals Recycling Business. To a lesser extent, the Company also buys, processes and sells nonferrous metals to both the domestic and export markets. A significant portion of the nonferrous volume comes as a by-product of the ferrous shredding process.

        Due to the large capital investment required for metals recycling equipment and the scarcity of potential yard sites that are properly zoned and have access to waterways, highways and railroads, the recycled metals industry is characterized by a relatively small number of large dominant metals processors, such as the Company's Metals Recycling Business, and many smaller regional metals processors. The large processors collect raw metals from a variety of sources, including smaller metal recyclers and dealers, and then sort, clean and cut it into sizes and grades suitable for use by steel manufacturers.

        The Company's Portland, Oakland, and Tacoma metals recycling facilities are located at deep water terminals operated by the Company and also have rail and highway access. The Company owns the Oakland and Tacoma facilities and leases the Portland location from a related party. As a result, the Company believes it is strategically located, both for collection of unprocessed metals from suppliers and for distribution of processed recycled metals to West Coast and foreign steel producers. Additionally, because the Company operates the terminal facilities, it is not normally subject to the same berthing delays often experienced by users of unaffiliated terminals. The Company's loading costs are believed to be lower than they would be if the Company was to utilize third party terminal facilities.

        Customers and Marketing.    The following table sets forth information about the amount of ferrous recycled metals sold by the Company's Metals Recycling Business to certain groups of customers during the last five fiscal years:

	Year Ended August 31,
	2002		2001		2000		1999		1998
	Sales	Vol.(1)	Sales	Vol.(1)	Sales	Vol.(1)	Sales	Vol.(1)	Sales	Vol.(1)
	(dollar amounts in millions)
Asian Steel Producers and Representatives	$126.8	1,068	$91.8	777	$91.7	761	$48.4	491	$101.5	720
Steel Manufacturing Business:
Supplied by Company Facilities	29.7	313	42.6	471	39.2	411	39.2	447	45.8	382
Purchased from Others for Direct Shipment(2)	7.9	94	7.1	95	7.1	87	6.1	92	10.4	98

	37.6	407	49.7	566	46.3	498	45.3	539	56.2	480
Other US Steel Producers	9.1	82	14.1	139	26.0	247	18.5	194	35.2	235

Total	$173.5	1,557	$155.6	1,482	$164.0	1,506	$112.2	1,224	$192.9	1,435

(1)
In thousands of long tons (2,240 pounds).

(2)
Consists of recycled metal that is not processed by the Metals Recycling Business.

        The Company sells recycled metals to foreign and unafilliated domestic steel producers or their representatives and to the Steel Manufacturing Business. The Company has developed long-standing relationships with Asian and United States steel producers. The Company's primary Asian recycled metals customers are located in China, South Korea and Taiwan. To serve these customers more effectively, the Company operates a wholly-owned subsidiary, SSI International Far East Ltd., in Seoul, South Korea. Additionally, the Company uses representatives in Tokyo, Japan to provide market data and to assist in brokering other Asian recycled metals to the Company's established customer base. The Company believes these representatives not only enhance the Company's service to its Asian customers, but also provide a valuable local presence and source of information in these markets. The Metals Recycling Business' five largest customers accounted for 50% of recycled metals sales to unaffiliated customers. However, the Company's recycled metals customers vary from year to year due to demand, competition, relative currency values and other factors. All recycled metals sales are denominated in United States dollars and substantially all ferrous recycled metals shipments to foreign customers are supported by letters of credit.

        Historically, ferrous recycled metals prices have on average increased over the long term; such prices, however, are subject to market cycles. Prices for foreign recycled metals shipments are generally established through a competitive bidding process. The Company generally negotiates domestic prices based on export price levels. Foreign recycled metals sales contracts typically provide for shipment within 45 to 90 days after the price is agreed to, which, in most cases, includes freight. Over the last three years, there have been attempts by the Company, as well as competitors and others, to use e-commerce via the Internet for the sale of recycled metals. To date, the Company's limited efforts to utilize e-commerce have not shown any added value, however, the Company continues to monitor activity in the use of e-commerce. The Company attempts to respond to changing export price levels by adjusting its purchase prices at its metals recycling yards to maintain its operating margin dollars per ton. However, the Company's ability to fully maintain its operating margin per ton through periods of rapidly declining prices can be limited by the impact of lower purchase prices on the volume of recycled metals flowing to the Company from marginal unprocessed metal suppliers. Accordingly, the Company believes it benefits from rising recycled metals prices, which provide the Company greater flexibility to maintain or widen both margins and unprocessed metals flow into its yards.

        The Company also sells recycled nonferrous metals to foreign customers. Demand from Asian countries, especially China, continues to increase. The Company's shredding capacity and efficiency in recovering nonferrous metals from the shredding process provides increasing supplies to sell to foreign customers. Also, the Company purchases nonferrous metals directly from other suppliers for sale overseas. The nonferrous cargoes are loaded into ocean going containers which are shipped to the customer. The following table sets forth information about the amount of nonferrous recycled metals sold by the Company's Metals Recycling Business during the last five fiscal years:

	Year Ended August 31,
	2002		2001		2000		1999		1998
	Sales	Vol.(1)	Sales	Vol.(1)	Sales	Vol.(1)	Sales	Vol.(1)	Sales	Vol.(1)
	(dollar amounts in millions)
Nonferrous recycled metals	$41.7	112,622	$43.0	114,441	$38.9	96,207	$26.4	74,497	$27.6	69,061

(1)
In thousands of pounds

        Sources of Unprocessed Metals.    The most common forms of raw metals purchased by the Company are obsolete machinery and equipment such as automobiles, railroad cars, railroad tracks, home appliances, and demolition metal from buildings and other obsolete structures. The metals are acquired from drive-in sellers at posted prices at the Company's eleven metals recycling yards, from drop boxes at over 1,000 industrial sites and through negotiated purchases from railroads and other large suppliers. The Company purchases unprocessed metals from a large number of suppliers, including railroads, industrial manufacturers, automobile salvage yards, metals dealers, landfills and individuals. Metals recycling yards situated nearest to unprocessed metals sellers and major transportation routes have a competitive advantage because of the significance of freight charges relative to the value of metals. The Company's Portland yard benefits from northwestern rail, highway and water transportation routes allowing it to attract sellers from Oregon, Washington, Idaho, Montana, Utah, Nevada and Northern California. The Eugene, Grants Pass, White City and Bend yards are smaller facilities that serve as collection points from central and southern Oregon. These yards primarily use trucks and railroads to transport their products. The Oakland yard gives the Company sourcing capability in the San Francisco Bay area, one of the largest metropolitan regions in the country. The Sacramento and Fresno yards are smaller facilities that serve as collection points for unprocessed metals from the central valley of California and Western Nevada and are served by rail and trucks. The Company's Tacoma yard, along with its collection facilities, collect unprocessed metals from Seattle and the entire Puget Sound area as well as from throughout Washington, Montana, Idaho, Alaska and Western Canada. Product is shipped and received via rail, truck and water (e.g. ship or barge). One supplier accounted for 8% of the unprocessed metals purchased by the Company during the last fiscal year.

        Metals Recycling.    The Company processes raw metal by sorting, shearing, shredding, torching and processing metal into pieces of a size, density and purity required by customers for use in their melting furnaces. Smaller, more homogenous pieces of processed metals have more value because they melt more easily than larger pieces and more completely fill a steel mill's furnace charge bucket. Over 70% of the ferrous metals collected by the Company's metals recycling facilities requires processing before sale.

        Seven of the Company's eleven wholly-owned metals recycling facilities operate large capacity guillotine-style shears for cutting large pieces of ferrous metal into smaller, more saleable pieces. At six of the facilities, the Company also has large scissor shears mounted on cranes that move about the yards and cut bulky pieces of metal into sizes that can be further processed by the guillotine shears. These mobile shears are capable of reducing a railroad boxcar to useable recycled metal in approximately 30 minutes.

        The Portland and Oakland facilities each operate a large shredder capable of processing up to 1,500 tons of metal per day. In fiscal 2000, the Tacoma facility completed the installation of a state-of-the-art mega-shredder capable of shredding over 2,000 tons per day. These shredders reduce automobile bodies, home appliances and other light gauge sheet metal into fist-size pieces of shredded recycled metal in seconds. The shredded material is then carried by conveyor under magnetized drums, which attract the ferrous recycled metal and separate it from the nonferrous metals and other residue found in the shredded material, resulting in a relatively pure and clean shredded steel product. The remaining nonferrous metal and residue then pass through a process that automatically separates the nonferrous metals from the residue. The remaining nonferrous metals are either hand sorted and graded before being sold or sold unsorted. During fiscal 2000, the Portland yard installed a new indoor nonferrous sorting system, which reduces the moisture content of the unprocessed material and allows for greater recovery of high value nonferrous metallics. In fiscal 2003, the Oakland yard will upgrade its nonferrous sorting capabilities with a similar eddy current separator to increase capacity and improve the nonferrous recovery from the shredding process.

        The mega-shredder at the Tacoma facility has significantly expanded the processing capacity at that site. Additionally, this shredder is designed to provide a denser product, which is efficiently used by steel mills and broadens the types of material that can be shredded. During fiscal 2002, the Company continued the upgrade of its Tacoma nonferrous sorting capabilities to increase capacity and improve the nonferrous recovery from the automobile shredding process. In order to reduce heat from friction and control dust, the Company employs smart water technology to inject water into the shredding process. In fiscal 2002, the Portland yard installed a new piece of equipment that presses water from the auto shredder residue. This process benefits the Company by reducing shredder residue weight, thereby reducing disposal costs.

        Deep Water Terminal Facilities.    The Company delivers recycled metals to foreign steel producers by ship. The Company achieves cost efficiencies by operating deep water terminal facilities at its Portland, Tacoma and Oakland facilities. As a result, the Company is generally not subject to normal berthing delays often experienced by users of unaffiliated terminal facilities. The Oakland and Portland docks also have berths serviced by a bulk loading conveyor for loading shredded metal. The Oakland facility has a concrete wharf and a 40-ton container crane. The Tacoma marine terminal is serviced by a 250-ton gantry crane and one 40-ton crane. A new dock and bulkhead were completed at the Tacoma yard during fiscal 1999. Currently, the Portland dock has three operating berths for ships and two tie-up berths, and is equipped with three 60-ton cranes for loading and unloading heavy materials, and a bulk loading conveyor capable of loading up to 700 tons of shredded recycled metals per hour directly into a ship's hold. During fiscal 2003, the Portland facility will add a 40-ton container crane to one of its operating berths and at the same time reinforce the berth's pilings. This renovation will reduce ship loading costs and increase the ship loading and off-loading capacity at the Portland facility. The cost of the renovation will be approximately $4.4 million.

        The Oakland and Tacoma terminals are used extensively for loading metals shipments to the Company's foreign customers. The Portland terminal also sells bulk cargo storage, docking, loading and warehousing services to unrelated parties.

        Competition.    The Company competes for both the purchase of unprocessed metals from suppliers and the sale of processed recycled metals to finished steel producers. Competition for unprocessed metals purchased in the Metals Recycling Business' markets comes primarily from larger, well financed competitors and those who buy product on the behalf of mills. Other competitors include smaller metals yards and dealers who buy recycled metals directly. The Company also competes with smaller, regional shredder operators and dealers who can impact prices and volumes of certain commodities in smaller geographic areas. The predominant competitive factors impacting the Company's recycled metals sales and its ability to obtain unprocessed metals are price, including shipping costs, availability, reliability of service and product quality.

        The Company competes with a number of domestic and foreign recycled metals processors for export sales. Price, including shipping costs, and availability are the most important competitive factors, but reliability and quality are also important. During the last year, the Company experienced decreased competition from countries that were part of the former Soviet Union compared with the previous two years. The quality of their product was generally good and their pricing was generally aggressive, as they tended to operate for the generation of cash flow versus focusing on traditional income and return on investment theory. However, these countries now need the recycled metals for domestic steel production and have put a tax on the sale of ferrous recycled metals exports, reducing their price competitiveness in the world markets. The Company believes that its size and locations allow it to compete effectively with other domestic and foreign metals recyclers.

        Seasonality.    The Company makes a number of large ferrous metals shipments to foreign steel producers each year. The Company's control over the timing of shipments is limited by customers' requirements, shipping schedules and other factors. Variations in the number of shipments from quarter to quarter result in fluctuations in quarterly revenues, earnings and inventory levels.

        Backlog.    On August 31, 2002, the Company's Metals Recycling Business had a backlog of firm orders of $13.2 million, as compared to $23.9 million on August 31, 2001. All of the backlog on August 31, 2002 was related to export shipments.

Joint Ventures

        The Company has invested in certain joint ventures which process and sell recycled metals to third parties and other joint ventures that supply unprocessed metals to the Company's operations and other metals buyers. The Company's joint ventures with Hugo Neu Corporation recognized revenues of $618.1 million in fiscal 2002 and $546.3 million in fiscal 2001. The Pick-N-Pull Auto Dismantling joint venture recognized revenues of $45.9 million in fiscal 2002 and $37.8 million in fiscal 2001. Other joint ventures recognized revenues of $22.9 million in fiscal 2002 and $25.3 million in fiscal 2001.

I.    Joint Ventures in the Metals Recycling Business

        The Company owns interests in five joint ventures that are engaged in buying, processing and selling primarily ferrous metal. The Company is a 50% partner in four of these joint ventures and is a 30% partner in another smaller joint venture. In fiscal 2002, these joint ventures processed and sold approximately 3.5 million long tons of ferrous metals and brokered another 1.2 million tons of ferrous metals. Through these joint ventures, the Company participates in the management of 26 metals collection and processing facilities, including export terminals in Los Angeles, California, Everett, Massachusetts, Portland, Maine, Providence, Rhode Island, Jersey City, New Jersey and 21 feeder yards. At the feeder yards, metal is collected, processed and then transported to one of the joint venture's export terminals for subsequent sale or sold directly to domestic purchasers. The Company also owns a 50% interest in two smaller metals recycling joint ventures in the Western United States.

        Metals Processing and Supply.    The joint ventures predominantly produce shredded recycled metal and other grades of ferrous recycled metal, primarily heavy melting and premium grades. Like the Metals Recycling Business, the joint ventures process metals by shredding, sorting, baling, shearing or cutting the metals into pieces suitable for melting. Processed metals are either inventoried for later shipment or shipped directly by ship, barge, rail or truck to foreign or domestic steel mills.

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

        In fiscal 2001, the export terminal in New Jersey began a dredging project on a private channel adjacent to the terminal as well as a small portion of the Hudson River. The project is expected to be completed in fiscal 2003 and will provide the Company's New Jersey joint venture with numerous benefits that include increasing the depth of water in the private channel, which will allow export ships to be loaded entirely alongside the export yard. Currently, export ships can only load a portion of their cargoes alongside the yard due to the channel's depth and the balance of the cargo has to be loaded by shuttling barges between the export yard and the ship anchored in the bay. The elimination of the shuttle system and the related "double handling" is expected to significantly reduce loading costs at this yard. The joint venture is investigating the use of a tax exempt low interest rate bond to partially finance the project, requiring interest-only payments for 35 years. The bond would be partially supported by local governmental agencies.

        The Everett, Massachusetts wharf facility is currently undergoing a major renovation that will rebuild the existing dock structure as well as overhaul the bulk material handler. This renovation will allow the facility to load shredded metals more efficiently. The project is anticipated to cost $3.0 million and should be completed in fiscal 2003.

        Competition.    The predominant competitive factors which impact the joint ventures' ability to obtain unprocessed metals as a raw material and recycled metals sales are price, including shipping costs, availability, reliability of service and product quality. See Competition in the Metals Recycling Business section of this report.

II.    Joint Venture Suppliers of Metals

        The Company is a 50% partner in a joint venture that operates seventeen self-service used auto parts yards in central California and the Bay Area, two yards in Nevada, and one yard each in Texas, Utah, Illinois and Indiana. Customers purchase parts that they remove themselves from wrecked automobiles purchased by the joint venture and displayed in its yards. The Company then has a right of first refusal to purchase the picked over car bodies for shredding at the Oakland metals recycling operation. During fiscal 2002, the Company purchased substantially all the car bodies generated in California by this joint venture.

        The Company is also a 50% partner in two joint ventures operating out of Richmond, California which are industrial plant demolition contractors. These joint ventures dismantle industrial plants, perform environmental remediation, resell any machinery or pieces of steel that are salvaged from the plants in a usable form, and sell other recovered metals, primarily to the Company. During fiscal 2002, the Company purchased substantially all of the ferrous metals generated by these joint ventures.

        The Company purchased 157,000 and 191,400 long tons of ferrous metals from its joint ventures in fiscal 2002 and 2001, respectively. Late in fiscal 2001, a joint venture car-crushing business became wholly-owned by the Company. In fiscal 2002, the Company continued to receive the ferrous metals from this wholly-owned business, resulting in a decrease in purchases of ferrous metals from joint ventures. In the fourth quarter of fiscal 2002, the Company exited this car-crushing business. Purchase terms are negotiated at arms-length between the Company and the other partners to the joint ventures.

Steel Manufacturing Business

        The Company's Steel Manufacturing Business consists of its wholly-owned subsidiary, Cascade Steel Rolling Mills, Inc., located in McMinnville, Oregon (approximately 45 miles southwest of Portland). The Steel Manufacturing Business' mini-mill was established in 1968, acquired by the Company in 1984 and was significantly renovated in the 1990's.

        Since the Company purchased the mill in 1984, it has continued to improve and modernize the machinery and equipment at the Steel Manufacturing Business. During fiscal 1991, a new computerized, higher capacity melt shop was completed and brought on line. The melt shop is more efficient and is capable of processing 700,000 tons annually, compared with less than 400,000 tons for the previous melt shop. In fiscal 1996, the Company finished the installation of a second rolling mill (Rolling Mill #2). Rolling Mill #2 is state-of-the-art and able to produce more finished goods. In fiscal 1997, the Company installed a rod block and finishing equipment at Rolling Mill #2 which allowed the Steel Manufacturing Business to expand and enhance its product line. In fiscal 2001, the Company installed a static var compensator that provides a more uniform electric power supply for the steel manufacturing process. This enhancement has increased efficiency and production in the billet making process which will allow the Steel Manufacturing Business to take advantage of the greater efficiencies gained on Rolling Mill #2. In fiscal 2003, the Steel Manufacturing business plans to enhance the wire rod production process by installing a ring distributor that will improve yield and produce a more uniformly packaged product. In addition, improvements to the wire rod cooling system will allow for the manufacture of high carbon wire rod which sells at a premium price. The improvements will be completed during the first quarter of fiscal year 2003.

        Products and Marketing.    The Steel Manufacturing Business produces rebar, merchant bar and coiled products and specialty products. Sales of these products during the last five fiscal years were as follows:

	Year Ended August 31,
	2002		2001		2000		1999		1998
	Sales	Vol.(1)	Sales	Vol.(1)	Sales	Vol.(1)	Sales	Vol.(1)	Sales		Vol.(1)
	(dollar amounts in millions)
Rebar	$86.7	307	$91.8	309	$91.1	308	$103.0	340	$105.1		325
Merchant bar	21.3	67	28.8	83	40.7	117	39.0	113	47.0		123
Coiled products	51.6	179	39.2	137	59.5	214	22.2	81	18.0		55
Specialty products	7.0	16	7.8	17	12.3	27	17.5	37	23.8		50

Total	$166.6	569	$167.6	546	$203.6	666	$181.7	571	$193.9	(2)	553

(1)
In thousands of short tons (2,000 pounds).

(2)
Does not include billet sales of $4.0 million in 1998.

        Rebar is steel rod used to increase the tensile strength of poured concrete. Merchant bar consists of round, flat, angle and square steel bars used by fabricators or manufacturers to produce a wide variety of products, including gratings, steel floor and roof joints, safety walkways, ornamental furniture, stair railings and farm equipment. Coiled products consist of wire rod and coiled rebar. Wire rod is steel wire, delivered in coiled form, and is used by fabricators to produce a variety of products such as chain link fencing, nails, wire and stucco netting. Coiled rebar is rebar delivered in coils rather than in flat lengths, a method preferred by some fabricators as it reduces the waste generated by cutting individual lengths to meet customer specifications. Specialty products include fence posts and other finished products. As of August 2002, the Steel Manufacturing Business discontinued the production of specialty products at this facility, as offshore competition made further production unprofitable. The Steel Manufacturing Business retains its intellectual property rights attendant to these specialty products and is pursuing possible business opportunities with respect to these rights.

        The Steel Manufacturing Business sells directly from its plant in McMinnville, Oregon and from its company owned distribution center located in El Monte, California (Los Angeles area) and two third-party distribution centers in Stockton and Montebello, California. The distribution centers facilitate sales by holding a ready inventory of products close to major customers for just-in-time delivery. The Steel Manufacturing Business communicates regularly with major customers to determine their anticipated needs and plans its rolling mill production schedule accordingly. The Steel Manufacturing Business also produces and inventories a mix of products forecasted to meet the needs of other customers. Shipments to customers are made by common carrier, either truck or rail.

        During fiscal 2002, the Steel Manufacturing Business sold its steel products to approximately 500 customers primarily located in the 10 western states. In that period, approximately 45% of the Steel Manufacturing Business' sales were made to customers in California. The Steel Manufacturing Business' customers are principally steel service centers, construction industry subcontractors, steel fabricators, and major farm and wood product suppliers.

        The Steel Manufacturing Business' 10 largest customers accounted for approximately 46% of its revenues during fiscal 2002. A single customer, Davis Wire Corp., accounted for 9% of the Company's consolidated revenues.

        Recycled Metals Supply.    The Company believes it operates the only mini-mill in the Western United States which has the ability to obtain its entire recycled metals requirement from its own affiliated metals recycling operations. The demand for steel recycled metals has intensified with the increase in the number and capacity of steel producers both in the United States and overseas. There have at times been regional shortages of recycled metals with some mills being forced to pay higher prices for recycled metals shipped from other regions or to temporarily curtail operations. The Company's Metals Recycling Business currently supplies the Steel Manufacturing Business both with recycled metals that it has processed and with recycled metals that it has purchased from third-party processors. See "Metals Recycling Business." The Metals Recycling Business is also able to deliver to the Steel Manufacturing Business an optimal mix of recycled metal grades to achieve maximum efficiency in its melting operations.

        Energy Supply.    Electricity and natural gas represented approximately 7% and 3%, respectively, of the Steel Manufacturing Business' cost of goods sold in the year ended August 31, 2002.

        The Steel Manufacturing Business purchases electric power from McMinnville Water & Light (McMinnville), a municipal utility, and is McMinnville's largest customer. The Steel Manufacturing Business has a five-year contract with McMinnville that expires September 30, 2006. McMinnville obtains power from the Bonneville Power Administration (BPA) and resells it to the Steel Manufacturing Business at its cost plus a fixed charge per kilowatt hour and a 3% city surcharge. The favored rate McMinnville obtains from BPA is for firm power; therefore, the Steel Manufacturing Business is not forced to sacrifice the reliability of its power supply for a lower interruptible power rate as is the case with certain other mini-mills. On October 1, 2001, the BPA increased its electricity rates due to increased demand on the West Coast and lower supplies. This increase was in the form of a Cost Recovery Adjustment Clause (CRAC) added to BPA's contract with McMinnville. The CRAC is an additional monthly surcharge on selected power charges to recover costs associated with buying higher priced power during the West Coast power shortage. The CRAC, which BPA can adjust every six months, was 46% at October 1, 2001, and then reduced to 39% at April 1, 2002 and 32% at October 1, 2002. Because of the curtailment in operations discussed further below, the Steel Manufacturing Business has been able to alter its production schedule to take advantage of lower, off-peak rates.

        The Steel Manufacturing Business purchases natural gas for use in the reheat furnaces from IGI Resources of Boise, Idaho, pursuant to a contract that obligates the business to purchase minimum amounts of gas at a fixed rate or pay a demand charge. The contract expires on October 31, 2003. All natural gas used by the Steel Manufacturing Business must be transmitted by a single pipeline owned by Northwest Natural Gas Company that also serves local residential customers of Northwest Natural Gas Company. To protect against interruptions in gas supply, the Steel Manufacturing Business maintains stand-by propane gas storage tanks that have the capacity to hold enough gas to operate one of the rolling mills for at least three days without refilling.

        Manufacturing Operations and Equipment.    The Steel Manufacturing Business' melt shop includes a 108-ton capacity electric-arc furnace and a five-strand continuous billet caster. The melt shop is highly computerized and automated. The 108-ton capacity of the furnace accommodates larger, less expensive grades of scrap, resulting in recycled metals cost savings. Energy savings result in part from efficiencies of the larger furnace, but also as a result of post-combustion equipment added to the furnace in 1995. This technology injects oxygen into the furnace during melting operations which creates energy by combusting carbon monoxide. The melt shop also has enhanced steel chemistry refining capabilities, permitting the mill to produce higher margin products using special alloy quality grades of steel not currently produced by other mills on the West Coast. In the summer of 2001, the Company began the installation of a static var compensator that was completed at the end of calendar 2001. It provides a more uniform electric power supply for the steel manufacturing process. This enhancement increases the efficiency and production in the billet making process, thereby allowing the Steel Manufacturing Business to take advantage of the greater efficiencies gained on Rolling Mill #2.

        During fiscal 2002, 2001 and 2000, the melt shop produced 483,000, 680,000 and 631,000 tons of billets, respectively. Due in part to the sluggish domestic economic conditions in fiscal 2002, the Company curtailed melt shop production to reduce billet inventories and improve cash flow. With the addition of the previously mentioned static var compensator, the Company believes that the melt shop can produce over 700,000 tons of billets per year when operating at capacity. Now that billet inventories have reached targeted levels, the melt shop will increase operations beginning in November 2002 to better match the melt shop production rate with rolling mill schedules. The increase in melt shop operations should reduce operating costs per ton.

        Billets produced by the melt shop are reheated in one of two natural gas-fueled reheating furnaces and then rolled red-hot through one of two rolling mills. Rolling Mill #1, a 17-stand mill, was rebuilt in July 1986. The mill is computerized, allowing for efficient synchronized operations of the rolls and related equipment. The computer controls facilitate the reconfiguration of the rolls to produce different products, thus reducing costly downtime. The computer controls include a self-diagnostic system that detects and identifies electronic and mechanical malfunctions in Rolling Mill #1. In 1994, the Steel Manufacturing Business completed the installation of in-line straightening, stacking and bundling equipment on the end of Rolling Mill #1. The addition of this equipment has permitted the Steel Manufacturing Business to improve the quality of its products and to produce its merchant bar products more efficiently by automating the straightening and bundling function. It has also permitted the Steel Manufacturing Business to expand its higher-margin merchant bar product line.

        Rolling Mill #2, a technologically advanced 18-stand mill, was completed in February 1996. The mill is computerized, allowing for efficient synchronized operations of the rolls and related equipment. The computer controls facilitate the reconfiguration of the rolls to produce different products, thus reducing costly downtime. The computer controls include a self-diagnostic system that detects and identifies electronic and mechanical malfunctions in the mill. In fiscal 1997, the Company installed a rod block and finishing equipment at Rolling Mill #2 which allowed the Steel Manufacturing Business to expand and enhance its product line. In fiscal 2001, the Company installed a static var compensator which provides a more uniform electric power supply for the steel manufacturing process. This enhancement has increased efficiency and production in the billet making process thereby allowing the Steel Manufacturing Business to take advantage of the greater efficiencies gained on Rolling Mill #2. The Company continues to expect that Rolling Mill #2 will expand the Steel Manufacturing Business' rolling capacity, based on anticipated product mix, to about 700,000 tons annually. In fiscal 2003, the Steel Manufacturing business plans to enhance the wire rod production process by installing a ring distributor which will improve yield and produce a more uniformly packaged product. In addition, improvements to the wire rod cooling system will allow for the manufacture of high carbon wire rod which sells at a premium price. The improvements will be completed during the first quarter of fiscal year 2003.

        Historically, the Steel Manufacturing Business' melt shop and rolling mills are each shut down for one week, around the Christmas holiday, for comprehensive maintenance (in addition to normal weekly maintenance performed throughout the year). During this period, a significant amount of the equipment in the mills is dismantled, inspected and overhauled. In January 2001, the Steel Manufacturing Business began to curtail production in the rolling mills, and in August 2001 began curtailing production in the melt shop. Declining markets, due to the slowing United States economy and competition from imports and a change in product mix, led to this decision. The Company wanted to better match production with demand in order to manage inventory. The melt shop, which has historically operated 24 hours per day for ten days, then one day off for maintenance, slowed to 24 hours per day, five days per week in August 2001. In November 2002, the melt shop increased operations to 24 hours per day six days per week. Rolling Mill #1 is currently running two to three days per week, and Rolling Mill #2 is running seven days per week. Future plans are uncertain and depend upon market demand, product pricing and other factors.

        Transportation.    The Steel Manufacturing Business makes extensive use of rail transportation for shipment of its products to its distribution centers and customers in California and for the shipment of recycled metals to the mill both from the Metals Recycling Business' yards and other metal recyclers in Oregon and California.

        Competition.    The Steel Manufacturing Business competes with the following Western United States steel producers for sales of rebar and merchant bar:NUCOR Corporation in Plymouth, Utah; Birmingham Steel in Seattle, Washington; Tamco in Los Angeles, California; North Star Steel Company in Kingman, Arizona; and Chaparral Steel Company in Midlothian, Texas. The Steel Manufacturing Business also competes for sales of wire rod with the aforementioned North Star Steel Company mini-mill and an Oregon Steel Mills, Inc. plant located in Pueblo, Colorado, along with other domestic producers. Other domestic mills located east of the Rocky Mountains generally do not compete in the Steel Manufacturing Business' market area because of transportation costs. The principal competitive factors in the Steel Manufacturing Business' market are price (including freight cost), availability, quality and service. Certain of the Steel Manufacturing Business' competitors have substantially greater financial resources than the Steel Manufacturing Business. In addition to domestic competition, the Steel Manufacturing Business competes intensely with foreign steel producers principally located in Asia, Mexico, and Central and South America. During fiscal 2001, the Steel Manufacturing Business continued to experience significant competition from low-priced steel imports. In March and April 2002, the United States International Trade Commission (ITC) imposed tariffs on imported steel, under Section 201 of the 1974 Trade Act to temporarily aid the domestic steel industry. To date, these tariffs have not significantly benefited selling prices for finished steel products. In October 2002, the

ITC announced duty margins of up to 360% and subsidy rates of up to 18% against wire rod products from eight foreign countries.

        On October 30, 2002, Nucor Corporation received notice from the United States Department of Justice's Anti-Trust Division that it would not object to Nucor's acquisition of Birmingham Steel Corp., a steel manufacturing business in Seattle, Washington. Nucor Corporation announced that it has tentatively scheduled the closing of the acquisition for December 2002. The impact, if any, that Nucor's ownership and operation of Birmingham Steel's Seattle facility will have on the Steel Manufacturing Business' and the Metals Recycling Business' operating results cannot be determined at this time.

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

Environmental Matters

        Compliance with environmental laws and regulations is a significant factor in the Company's business. The Company is subject to local, state, federal and supranational environmental laws and regulations concerning, among other matters, solid waste disposal, hazardous waste disposal, air emissions, water quality and discharge, dredging, and employee health. Environmental legislation and regulations have changed rapidly in recent years and it is likely that the Company will be subject to even more stringent environmental standards in the future.

Portland Harbor

        In December 2000, the United States Environmental Protection Agency (EPA) named the Portland Harbor, a 5.5 mile stretch of the Willamette River in Portland, Oregon, as a Superfund site. The Company's metals recycling and deep water terminal facility in Portland, Oregon is located adjacent to the Portland Harbor. Crawford Street Corporation, a Company subsidiary, also owns property adjacent to the Portland Harbor. The EPA has identified 69 potentially responsible parties (PRPs), including the Company and Crawford Street Corporation, which own or operate sites adjacent to the Portland Harbor Superfund site. The Company leases the metals recycling and deep water terminal facility from Schnitzer Investment Corp. (SIC), a related party, and is obligated under its lease with SIC to bear the costs relating to the investigation and remediation of the property. The precise nature and extent of any clean-up of the Portland Harbor, the parties to be involved, and the process to be followed for such a clean-up have not yet been determined. It is unclear whether or to what extent the Company or Crawford Street Corporation will be liable for environmental costs or damages associated with the Superfund site. It is also unclear whether natural resource damage claims or third party contribution or damages claims will be asserted against the Company. While the Company and Crawford Street Corporation participated in certain preliminary Portland Harbor study efforts, they are not parties to the consent order entered into by the EPA with other PRPs for a Remedial Investigation/Feasibility Study; however the Company could become liable for a share of the costs of this study at a later stage of the proceedings.

        Separately, the Oregon Department of Environmental Quality (DEQ) has requested operating history and other information from numerous persons and entities which own or conduct operations on properties adjacent to or upland from the Portland Harbor, including the Company and Crawford Street Corporation. This DEQ investigation is focused on controlling any current releases of contaminants into the Willamette River rather than clean-up of past releases. The Company has agreed to a voluntary Remedial Investigation/Source Control effort with the DEQ regarding its Portland, Oregon deep water terminal facility and the site owned by Crawford Street Corporation. DEQ identified these sites as potential sources of contaminants that could be released into the Willamette River. The Company believes that improvements in the operations at these sites, often referred to as Best Management Practices (BMPs), will be sufficient to effectively provide source control and avoid the release of contaminants from these sites, and has proposed to DEQ the implementation of BMPs as the resolution of this investigation.

        While the cost of the investigations associated with these properties and the cost of employment of source control BMPs are not expected to be material, no estimate is currently possible and none has been made as to the cost of remediation, if any. Accordingly, no accrual for remediation of the Portland Harbor or the Company's adjacent properties had been established as of August 31, 2002.

Manufacturing Management, Inc.

        In 1994, Manufacturing Management, Inc. (MMI) recorded a reserve for the estimated cost to cure certain environmental liabilities. This reserve was carried over to the Company's financial statements when MMI was acquired in 1995, and at August 31, 2002 aggregated $17.1 million.

        General Metals of Tacoma (GMT), a subsidiary of MMI, owns and operates a metals recycling facility located in the State of Washington on the Hylebos Waterway, a part of Commencement Bay, which is the subject of an ongoing environmental investigation and remediation project by the United States Environmental Protection Agency (EPA) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). GMT and more than 60 other parties were named potentially responsible parties (PRPs) for the investigation and clean-up of contaminated sediment along the Hylebos Waterway. On March 25, 2002, EPA issued Unilateral Administrative Orders (UAOs) to GMT and another party to proceed with Remedial Design and Remedial Action (RD/RA) for the head of the Hylebos and to two other parties to proceed with the RD/RA for the balance of the waterway. It is anticipated that the UAOs will be converted to more specific voluntary consent decrees following further negotiations among EPA, GMT, and other PRPs, and that EPA will take additional action against other PRPs. The issuance of the UAOs did not require the Company to change its previously recorded estimate of environmental liabilities for this site. Significant uncertainties continue to exist regarding the total cost to remediate this site as well as the Company's share of those costs; nevertheless, the Company's estimate of its liabilities related to this site is based on information currently available.

        The Natural Resource Damage Trustees (Trustees) for Commencement Bay have asserted claims against GMT and other PRPs within the Hylebos Waterway area for alleged damage to natural resources. In March 2002, the Trustees delivered a draft settlement proposal to GMT and others in which the Trustees suggested a methodology for resolving the dispute, but did not indicate any proposed damages or cost amounts. In June 2002, GMT responded to the Trustees' draft settlement proposal with various corrections and other comments, as did twenty other participants. It is unknown at this time whether, or to what extent, GMT will be liable for natural resource damages. The Company's previously recorded environmental liabilities include an estimate of the Company's potential liability for these claims.

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

Proler

        In 1996, prior to the Company's acquisition of Proler International Corp. (Proler), Proler recorded a liability for the probable costs to remediate its wholly-owned properties. The Company carried over the aggregate reserve to its financial statements upon acquiring Proler, and $4.0 million remained outstanding on August 31, 2002.

        Between 1977 and 1987, MRI Corporation (MRI), a wholly-owned subsidiary of Proler, operated a tin can shredding and detinning facility in Tampa, Florida. In 1989 and 1992, the EPA conducted preliminary site investigations of this property and, in December 1996, added the site to the "National Priorities List." MRI and Proler, along with several other parties, were named as PRPs for the site by the EPA. In March 2002, MRI paid the EPA $375,000 pursuant to a voluntary consent decree in full settlement of its and Proler's obligations with respect to the remediation of this site. In a related action, MRI transferred the property to another PRP which has agreed to perform the remediation and indemnify MRI and Proler against any further liability. The $375,000 payment was covered by the Company's existing environmental liability reserve.

        As part of the Proler acquisition, the Company became a 50% owner of Hugo Neu-Proler Company (HNP). HNP has agreed, as part of its 1996 lease renewal with the Port of Los Angeles, to conduct a multi-year, phased remedial clean-up project involving certain environmental conditions on its metals recycling facility at its Terminal Island site in Los Angeles, California, to be completed by the end of calendar year 2002. Remediation includes excavation and treatment of contaminated soils, paving, installation of a stormwater management system, construction of a noise barrier and perimeter wall around the facility and groundwater monitoring. HNP's balance sheet at August 31, 2002 included an accrued liability for the remaining estimated costs to remediate this property.

        Metals Recycling LLC (Metals) is a scrap metals processing business with locations in Rhode Island and Massachusetts. The members of Metals are one of the Company's Proler joint ventures and Metals Recycling, Inc. On June 9, 1999, the Rhode Island Department of Environmental Management (DEM) issued a Notice of Violation (NOV) against Metals, alleging Metals had violated federal and state regulations relating to the storage, management and transportation of hazardous waste. DEM imposed an administrative penalty of $718,000. Metals has filed an answer to the NOV in which it denied the allegations and requested an adjudicatory hearing. In July 1999, the DEM issued a NOV to Rhode Island Resource Recovery Corporation (RIRRC), that included a civil penalty of $308,000, relating to the alleged disposal of hazardous waste by Metals at a landfill operated by RIRRC. RIRRC settled this matter with DEM, and in response to RIRRC's claim against Metals for contribution, RIRRC and Metals have agreed to a settlement in which Metals will pay RIRRC $175,000.

        In January of 1999, federal and state officials searched Metal's Johnston, Rhode Island and Worcester, Massachusetts facilities. Metals was advised that the search was part of a state criminal investigation into possible violations of state and federal hazardous waste programs and a Rhode Island statute that prohibits the disposal of out-of-state solid waste at the landfill operated by RIRRC. A grand jury was empanelled to consider the allegations and issued an indictment on August 30, 2002 against Metals for storing hazardous waste without a permit, causing transportation of hazardous waste without a permit, transporting hazardous waste without a permit and operating a solid waste management facility without a license. Metals has pleaded not guilty on all counts and intends to contest the state's allegations vigorously.

        On March 15, 2002, DEM issued a NOV against Metals' Johnston, Rhode Island facility, alleging violations of provisions of the Rhode Island Clean Air Act and the regulations promulgated thereunder, and seeking to impose financial penalties of $1.1 million against Metals. On April 5, 2002, Metals filed its answer and request for a hearing, in which it denied liability for such alleged violations. Discovery is now pending.

        Metals' results of operations for the past few years have included accruals for the probable costs to remediate or settle the above mentioned environmental situations.

        Additionally, other Proler joint venture sites with potential environmental clean-up issues have been identified. Estimated clean-up costs associated with these sites have been accrued for by the joint ventures.

Metals Recycling Business

        After the shredding of automobile bodies and other obsolete machinery and appliances and the separation of ferrous and salable nonferrous metals, the remaining auto shredder residue must be managed. State and federal standards prescribe sampling protocols requiring representative samples of auto shredder residue to be analyzed to determine if they are likely to leach heavy metals, PCBs or other hazardous substances in excess of acceptable levels. Auto shredder residue from the Company's metals recycling operations in Oakland and Tacoma undergo an in-line chemical stabilization treatment prior to beneficial use as an alternative daily landfill cover.

Steel Manufacturing Business

        Cascade Steel Rolling Mills, Inc.'s steel mini-mill generates electric arc furnace (EAF) dust, which is classified as a hazardous waste by the EPA because of its zinc and lead content. Currently, the EAF dust is shipped to a firm in the United States that applies a treatment that allows the EAF dust to be delisted as hazardous so it can be disposed of as a non-hazardous, solid waste. By maintaining an annual renewable export license, the Company retains flexibility by having an option to send EAF dust to a secondary smelter in Mexico that recycles EAF dust to produce commercial grade zinc and lead.

        The Steel Manufacturing Business' mini-mill operating permit under Title V of the Clean Air Act Amendment of 1990, which governs certain air quality standards, was first issued in 1998 and has since been renewed through the year 2006. The mini-mill's air permit allows the Steel Manufacturing Business to melt up to 900,000 tons of recycled metals per year and produce finished steel products totaling 450,000 tons for Rolling Mill #1 and 525,000 tons for Rolling Mill #2.

        As the mini-mill's production grows beyond current levels, the Steel Manufacturing Business has anticipated that it would need to enhance its existing facilities to properly control increased emissions in order to remain in compliance with the operating permit. In fiscal 2001, the Steel Manufacturing Business installed an expanded baghouse system that more efficiently and effectively controls emissions. The installation was completed at a cost of $0.6 million. In fiscal year 2002, the baghouse was expanded further at a cost of $0.7 million.

        It is not possible to predict the total size of all capital expenditures or the amount of any increases in operating costs or other expenses that may be incurred by the Company or its subsidiaries to comply with environmental requirements applicable to the Company, its subsidiaries and their operations, or whether all such cost increases can be passed on to customers through product price increases. Moreover, environmental legislation has been enacted, and may in the future be enacted, to create liability for past actions that were lawful at the time taken but have been found to affect the environment and to increase public rights of action for environmental conditions and activities. As is the case with steel producers and recycled metals processors in general, if damage to persons or the environment has been caused, or is in the future caused, by the Company's hazardous materials activities or by hazardous substances now or hereafter located at the Company's facilities, the Company may be fined and/or held liable for such damage and, in addition, may be required to remedy the condition. Thus, there can be no assurance that potential liabilities, expenditures, fines and penalties associated with environmental laws and regulations will not be imposed on the Company in the future or that such liabilities, expenditures, fines or penalties will not have a material adverse effect on the Company.

        The Company has, in the past, been found not to be in compliance with certain environmental laws and regulations and has incurred liabilities, expenditures, fines and penalties associated with such violations. The Company's objective is to maintain compliance. Efforts are ongoing to be responsive to environmental regulations.

        The Company believes that it is in material compliance with currently applicable environmental regulations as discussed above and, except as discussed above, does not anticipate any substantial capital expenditures for new environmental control facilities during fiscal 2003 or 2004.

Employees

        As of August 31, 2002, the Company had 952 full-time employees, consisting of 426 employees at the Company's Metals Recycling Business, 463 employees at the Steel Manufacturing Business and 63 corporate administrative employees. Of these employees, 602 are covered by collective bargaining agreements with twelve unions. The Steel Manufacturing Business' contract with the United Steelworkers of America covers 346 of these employees and expires on April 1, 2005. The Company believes that its labor relations generally are good.

ITEM 2. PROPERTIES

        The Company's Portland metals recycling facility, Portland deep water terminal facilities, and the related buildings and improvements are located on an approximately 120-acre industrial site owned by Schnitzer Investment Corp. (SIC), a related party, and leased to the Company under a long-term lease. See Part III, Item 13 "Certain Relationships and Related Transactions." Approximately 17 acres are occupied by the Company's deep water terminal facilities, and the balance is used by for recycling metal.

        The Sacramento recycled metals operations are located on a 7-acre site, most of which is leased from SIC under a long-term lease. See Part III, Item 13 "Certain Relationships and Related Transactions." The Pasco, Washington and Anchorage, Alaska operations are located on sites leased from third parties.

        The following metals recycling operations are all located on sites owned by the Company or subsidiaries:

Location	Acreage Owned at Site
Oakland, CA	33
Tacoma, WA	26
Fresno, CA	17
Eugene, OR	11
White City, OR	4
Bend, OR	3
Grants Pass, OR	1

        In fiscal 2002, the Metals Recycling Business purchased 7 acres of land adjacent to the Sacramento facility for future expansion.

        The Steel Manufacturing Business' steel mill and administrative offices are located on an 83-acre site owned by the Steel Manufacturing Business in McMinnville, Oregon. In fiscal 2002, the Company purchased 51 acres near the mill site in McMinnville, Oregon. The Steel Manufacturing Business also owns its 87,000 sq. ft. distribution center in El Monte, California.

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

ITEM 3. LEGAL PROCEEDINGS

        Except as described above under Part I, Item 1 "Business—Environmental Matters", the Company is not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended August 31, 2002.

ITEM 4(a). EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Office
Robert W. Philip	55	President and Chief Executive Officer
Leonard Schnitzer	78	Chairman of the Board
Gary Schnitzer	60	Executive Vice President—California Metals Recycling Business
Barry A. Rosen	57	Vice President—Finance and Treasurer and Chief Financial Officer
Kurt C. Zetzsche	63	President of Steel Manufacturing Business
Terry L. Glucoft	54	Vice President—Domestic Trading
Kelly E. Lang	41	Vice President—Corporate Controller

        Robert W. Philip has been President of the Company since March 1991 and Chief Executive Officer since January 2002. He had been a Vice President of the Company since 1984 with responsibility for the Company's Metra Steel distribution division from 1984 to the time of its sale in July 1990.

        Leonard Schnitzer has been Chairman of the Board since March 1991. He was also Chief Executive Officer of the Company from 1973 to January 2002. He is Robert Philip's father-in-law.

        Gary Schnitzer has been Executive Vice President in charge of the Company's California metals recycling operations since 1980. Gary Schnitzer is the son of Gilbert Schnitzer, a brother of Leonard Schnitzer.

        Barry A. Rosen has been Vice President-Finance, Treasurer, and Chief Financial Officer of the Company since 1982. Prior to joining the Company, Mr. Rosen was Chief Financial Officer of a privately held real estate developer. In addition, Mr. Rosen held financial management positions with Sara Lee Corporation and was an Audit Manager with Price Waterhouse.

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

        Kelly E. Lang joined the Company in September 1999 as Vice President-Corporate Controller. From 1996 to September 1999, he was employed by Tektronix Inc. in various financial capacities, the last of which was Vice President, Finance for Tektronix Inc.'s Color Printing and Imaging Division. From 1994 to 1996, he was Treasurer of Crown Pacific Partners, LP. Mr. Lang was also a CPA with Price Waterhouse LLP.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Company's Class A Common Stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol SCHN. The approximate number of shareholders of record on October 31, 2002 was 101. The stock has been trading since November 16, 1993. The following table sets forth the high and low prices reported at the close of trading on the Nasdaq Stock Market and the dividends paid per share for the periods indicated.

	Fiscal Year 2002
	High Price	Low Price	Dividends Per Share
First Quarter	$14.36	$10.93	$.05
Second Quarter	16.50	13.05	.05
Third Quarter	21.40	15.00	.05
Fourth Quarter	22.32	18.05	.05
	Fiscal Year 2001
	High Price	Low Price	Dividends Per Share
First Quarter	$16.38	$13.50	$.05
Second Quarter	14.88	12.25	.05
Third Quarter	14.08	12.75	.05
Fourth Quarter	15.30	12.87	.05

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended August 31,
	2002	2001	2000	1999(2)	1998(2)
	(In millions, except per share, per ton and shipment data)
INCOME STATEMENT DATA:
Revenues(1)	$350.7	$322.8	$367.5	$284.9	$378.2
Cost of goods sold and other operating expenses(1)	(324.4)	(291.2)	(329.5)	(260.3)	(336.1)
Impairment and other non-recurring charges	(7.1)	—	—	—	—
Selling and commission expense	(3.6)	(2.9)	(3.3)	(3.4)	(3.7)
General and administrative	(25.8)	(24.4)	(24.0)	(20.8)	(21.2)
Income from joint ventures	19.4	9.8	4.5	3.5	4.1

Income from operations	9.2	14.1	15.2	3.9	21.3
Interest expense	(2.3)	(5.1)	(7.4)	(7.0)	(6.8)
Other income (expense)	0.8	2.3	3.2	4.5	(1.5)

Income before income taxes	7.7	11.3	11.0	1.4	13.0
Income tax provision	(1.1)	(3.4)	(0.6)	(0.8)	(4.9)

Net income	$6.6	$7.9	$10.4	$0.6	$8.1

Basic earnings per share	$0.72	$0.85	$1.07	$0.06	$0.81

Diluted earnings per share	$0.71	$0.84	$1.06	$0.06	$0.80

Dividends per common share	$0.20	$0.20	$0.20	$0.20	$0.20

OTHER DATA:
Shipments (in thousands)(3):
Ferrous recycled metal (tons)	1,557	1,482	1,506	1,224	1,435
Nonferrous (pounds)	112,622	114,441	96,207	74,497	69,061
Finished steel products (tons)(4)	569	546	666	571	553
Average net selling price(3,5):
Ferrous recycled metal (per ton)	$94	$91	$95	$83	$122
Nonferrous (per pound)	0.36	0.37	0.40	0.35	0.40
Finished steel products (per ton)(4)	276	292	289	303	339
Depreciation and amortization	$18.6	$18.8	$18.4	$17.7	$18.7
Capital expenditures	9.6	9.3	10.7	12.0	14.2
	August 31,
	2002	2001	2000	1999	1998
	(In millions)
BALANCE SHEET DATA:
Working capital(6)	$39.4	$91.4	$79.9	$93.4	$114.6
Total assets	405.0	425.9	426.3	446.4	474.8
Short-term debt(6)	60.2	0.2	0.2	0.4	0.2
Long-term debt(6)	8.3	93.8	93.1	119.8	140.2
Shareholders' equity	252.9	248.1	248.4	240.3	244.9

(1)
Revenues for all periods have been reclassified to include shipping costs billed to customers with cost of goods sold also reclassified to include related costs, all in accordance with recently issued guidance under generally accepted accounting principles.

(2)
In the first quarter of fiscal 2000, the Company changed its method of accounting for recycled metals inventories from Last-In, First-Out (LIFO) to First-In, First-Out (FIFO). See Note 2 to the consolidated financial statements. The effect of the accounting change on net income as previously reported was as follows (in millions, except per share amounts):

	Fiscal Year
	1999	1998
Effect on:
Net income	$(2.8)	$(1.3)
Basic earnings per share	$(0.28)	$(0.13)
Diluted earnings per share	$(0.28)	$(0.13)
(3)
Tons for ferrous recycled metals are long tons (2,240 pounds) and for finished steel products are short tons (2,000 pounds).

(4)
Does not include billet sales of $4.0 million in 1998.

(5)
Although, as discussed above, revenues now include shipping costs billed to customers, average net selling prices are shown net of shipping costs.

(6)
The Company has a $200 million credit facility with a group of banks for working capital and other general purposes. The facility expires in June 2003 and has therefore been classified by the Company as a current liability at August 31, 2002. Management believes it has the ability to refinance the facility and expects to complete the refinancing in 2003.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

        The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

        The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using the average cost methods. The production and accounting process utilized by the Company to record recycled metals inventory quantities relies on significant estimates. The Company relies upon perpetual inventory records that utilize estimated recoveries and yields that are based upon historical trends and periodic tests for certain unprocessed metal commodities. Over time, these estimates are reasonably good indicators of what is ultimately produced; however, actual recoveries and yields can vary depending on product quality, moisture content and source of the unprocessed metal. To assist in validating the reasonableness of the estimates, the Company not only runs periodic tests, but also performs physical inventories. Physical inventories can normally detect significant variations in volume, but because of variations in product density, holding period and production processes utilized to manufacture the product physical inventories will not generally detect smaller variations. To mitigate this risk, the Company adjusts it physical inventories when the volume of a commodity is low and a physical inventory can more accurately predict the remaining volume.

Revenue Recognition

        The Company recognizes revenue when it has a contract or purchase order from a customer with a fixed price, the title and risk of loss transfer to the buyer, and collectibility is reasonably assured which is generally upon shipment. Title for both recycled metals and finished steel products transfers upon shipment. Substantially all of the Company's ferrous export sales of recycled metal are made with letters of credit, minimizing credit risk. However, domestic ferrous recycled metal sales, non-ferrous sales and sales of finished steel are generally made on open account. Historically, there have been very few sales returns and adjustments that impact the ultimate collection of revenues, therefore no provisions are made when the sale is recognized.

Bad Debt Reserves

        The Company evaluates the collectibility of its accounts, notes and advances receivable based on a combination of factors. In cases where management is aware of circumstances that may impair a specific customer's ability to meet its financial obligations to us, we record a specific allowance against amounts due and reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we maintain a reserve that considers the total receivables outstanding, historical collection rates and economic trends.

Environmental Costs

        The Company operates in industries that inherently possess environmental risks. To manage these risks, the Company employs both its own environmental staff and outside consultants. These consultants and finance personnel meet regularly to stay updated on environmental risks. The Company estimates future costs for known environmental remediation requirements and accrues for them on an undiscounted basis when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The regulatory and government management of these projects is extremely complex, which is one of the primary factors that make it difficult to assess the cost of potential and future remediation of potential sites. When only a wide range of estimated amounts can be reasonable established, and no other amount within the range is better than another, the minimum amount of the range is recorded in the financial statements. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to remediate. In a number of cases, it is possible the Company may receive reimbursement through prior insurance. In these situations, recoveries of environmental remediation costs from other parties are recorded as assets when collection is probable.

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

Results of Operations

        The results of operations of the Company depend in large part upon demand and prices for recycled metals in world markets and steel products in the Western United States. For example, increasing steel demand and prices led to improved profitability during the period of fiscal 1995 through fiscal 1997. However, during fiscal 1998 and 1999, the Asian financial crisis severely curtailed demand and decreased prices, causing a negative impact on the results of the Metal Recycling Business. During fiscal 2000, the Company saw demand for recycled metal rise, but unusually large supplies of recycled ferrous metal became available in certain of the countries that were part of the former Soviet Union, thereby holding prices down. In addition, domestic demand for finished steel products was strong, but lower cost imports, primarily from Asia, caused average prices to generally decline. In fiscal 2001, the demand for recycled metals declined in the United States as domestic steel production declined; however, demand in Asia, particularly in China, remained firm. Selling prices also continued to be adversely affected by supplies coming out of the former Soviet Union. Demand for finished steel products declined due to the slowing United States economy and competition from lower cost imports.

        During the first six months of fiscal 2002, recycled metals prices approached record lows due primarily to weak domestic demand. However, in the second half of the fiscal year, prices rose due to improved demand from domestic steel producers. In addition, exports of recycled metal from the former Soviet Union were restrained by higher export taxes and selected export bans. However, domestic demand for finished steel remained sluggish in the Western United States throughout fiscal 2002. United States tariffs on selected steel products announced in March 2002 had little effect on most of the products produced by the Steel Manufacturing Business, namely rebar and merchant bar. The result was a record low average net selling price for the Steel Manufacturing Business.

        The following tables set forth information regarding the breakdown of revenues between the Company's Metals Recycling Business and Steel Manufacturing Business, and the breakdown of income from operations between the Metals Recycling Business, the Steel Manufacturing Business, Joint Ventures, Corporate and eliminations. Additional financial information relating to business segments is contained in Note 11 of the Notes to Consolidated Financial Statements.

	Revenues Year Ended August 31,
	2002	2001	2000
	(In millions)
Metals Recycling Business:
Ferrous	$173.5	$155.6	$164.0
Nonferrous	41.7	43.0	38.9
Other	6.6	6.5	8.0

Recycled metals total	221.8	205.1	210.9
Sales to the Steel Manufacturing Business(1)	(37.7)	(49.9)	(47.0)

Sales to Unaffiliated Customers	184.1	155.2	163.9
Steel Manufacturing Business	166.6	167.6	203.6

Total	$350.7	$322.8	$367.5

	Income (Loss) from Operations Year Ended August 31,
	2002	2001	2000
	(In millions)
Metals Recycling Business(4)	$11.4	$7.9	$12.9
Steel Manufacturing Business	(5.8)	4.9	7.2
JVs in the Metals Recycling Business(2)	13.8	6.5	2.2
JV Suppliers of Metals	5.6	3.3	2.3
Corporate Expense(3)	(8.5)	(8.4)	(8.4)
Intercompany Eliminations	(0.2)	(0.1)	(1.0)
Impairment and other nonrecurring charges(4)	(7.1)	—	—

Income from Operations	$9.2	$14.1	$15.2

(1)
Ferrous recycled metal sales from the Metals Recycling Business to the Steel Manufacturing Business are made at a negotiated rate per ton that is intended to approximate market.

(2)
Includes year-end LIFO adjustments that reduced income from operations by $1.2 million and $1.1 million in fiscal 2002 and 2000, respectively, and increased income from operations by $0.9 million in fiscal 2001. This adjustment was partially offset in fiscal 2002 by a $0.9 million gain from a nonrecurring sale of JV property.

(3)
Corporate expense consists primarily of unallocated corporate expense for services that benefit both the Metals Recycling Business and the Steel Manufacturing Business. Because of this unallocated expense, the income from operations of each segment does not reflect the income from operations the segment would have as a stand-alone business.

(4)
Impairment and other nonrecurring charges related to the Metals Recycling Business. The amount is shown separately to assist in understanding the business' financial results.

Fiscal 2002 Compared to Fiscal 2001

        Revenues.    Consolidated revenues increased $27.9 million (9%) to $350.7 million for fiscal 2002 compared with fiscal 2001. Revenues for the Metals Recycling Business increased due to higher selling prices and volumes as worldwide demand for ferrous metals strengthened through the year. Revenues for the Steel Manufacturing Business were slightly lower primarily due to lower average net selling prices partially offset by increased sales volumes.

        The Metals Recycling Business generated revenues of $221.8 million, before intercompany eliminations, an increase of $16.7 million (8%). Ferrous revenues increased $17.9 million (12%) to $173.5 million as a result of an increase in tons sold and higher average selling prices net of shipping cost (average net selling prices). Ferrous volumes increased 75,100 tons (5%) and the average net selling price of ferrous recycled metal increased $4 to $94 per ton (5%). Diminished supplies of ferrous recycled metals from the countries of the former Soviet Union and growing worldwide demand drove the volume and price increases. Asia, especially China and Korea, continues to be the primary destination of export sales. In fiscal 2002, the Metals Recycling Business made export shipments aggregating 1,068,000 tons, an increase of 290,000 tons (37%) compared with fiscal 2001. Because of the continued soft United States economy, domestic third-party ferrous tonnage decreased 56,000 ton (41%) to 82,000 tons. Sales to the Company's Steel Manufacturing Business decreased 28% to 407,000 tons due to production curtailments in this business. Nonferrous revenues decreased $1.3 million (3%) to $41.7 million due to a corresponding reduction in sales volume. The average net nonferrous selling price in fiscal 2002 was $0.36 per pound, a decline of $0.01 per pound from fiscal 2001.

        The Steel Manufacturing Business recognized revenues of $166.6 million in fiscal 2002, a decrease of 1% from revenues recognized in the prior year. The volume of finished steel products sold increased, but the average net selling price per ton decreased compared with fiscal 2001. Sales of finished steel products were up 4% to 569,000 tons while the average net selling price per ton decreased $16 per ton (5%) to $276 per ton, a record low. The decrease in sales revenue was primarily due to lower average net selling prices for all major product lines which were partially offset by the increase in sales volumes. The decrease in the average sales price per ton is primarily due to the sluggish United States economy and weak end user demand, continuing competition from lower cost steel imports and a shift in product mix from merchant bar to wire rod. The increase in sales volume was due to a 31% greater sales volume of wire rod, which was partially offset by a decline in the sales volume of merchant bar. The higher wire rod volume was due to additional demand by a major customer. Tariffs on selected imported steel products enacted in March and April 2002 by the International Trade Commission (ITC) under Section 201 of the 1974 Trade Act did not produced any significant price benefits. In October 2002, the ITC announced duty margins of up to 360% and subsidy rates of up to 18% against foreign producers of wire rod products from eight foreign countries. It is anticipated that these duties, if they remain in effect, will favorably impact the Steel Manufacturing Business' wire rod prices.

        Cost of Goods Sold.    Consolidated cost of goods increased $33.1 million (11%) to $324.4 million and was 93% percent of revenues compared with 90% in fiscal 2001. The increase to 93% was primarily due to eroded margins for the Steel Manufacturing Business. Gross profit decreased $5.1 million (16%) to $26.3 million.

        Cost of goods sold for the Metals Recycling Business increased $10.7 million (6%) to $192.8 million before intercompany eliminations. The cost of goods sold as a percentage of revenues decreased from 89% for fiscal 2001 to 87% during fiscal 2002, contributing to a $5.9 million increase in gross profit. This increase in gross margin in fiscal 2002 was primarily attributable to higher selling prices and higher sales volume, partially offset by higher prices paid to suppliers for ferrous recycled metals, resulting in a $3 per ton (4%) increase in the average ferrous metals cost of sales per ton. Cost of sales per ferrous ton increased as higher selling prices and higher demand for processed metal pushed up the purchase price the Company paid for unprocessed metal. Lower shipping costs per ton partially offset the purchase price increases. Competition from other recyclers for the purchase of unprocessed metal was also a factor in the cost increases.

        Cost of goods sold for the Steel Manufacturing Business increased $9.9 million (6%) to $169.1 million and increased as a percentage of revenues from 95% in fiscal 2001 to over 100% in fiscal 2002. The increase was due to higher fixed costs being spread over fewer production tons as mill curtailments that began in August 2001 continued throughout fiscal 2002. Melt shop production fell 41% and rolling mill production fell 12% compared with fiscal 2001. Also, contributing to the increase was a 15% rise in energy costs. Energy cost increased due to the 2001 Western energy shortage which increased contracted power rates. Average cost of sales per ton increased $4 per ton (1%) compared with the prior fiscal year. This increased cost of sales per ton, combined with the $16 per ton reduction in average net selling price, resulted in a decrease in gross profit of $10.9 million (130%) in fiscal 2002 compared with fiscal 2001.

        Impairment and Other Nonrecurring Charges.    The Company recorded impairment and other nonrecurring charges of $7.1 million in fiscal 2002. The Company recorded nonrecurring charges of $1.9 million for the early termination of a fixed-price Alaska barge contract of affreightment that management determined was not cost effective. The Alaska barge contract charge included a $0.9 million write-off of a note receivable and a $1.0 million payment to terminate the contract. Also, an impairment charge of $1.8 million was recorded for the elimination of an unprofitable car-crushing business and an impairment charge of $1.1 million was recorded for the closure of an under-performing yard in Reno, Nevada. The Company now sublets the Reno facility and leases the equipment to a third party that sells its recycled metal output to the Company. Nonrecurring charges of $1.5 million were recorded for the loss on the early termination of two vessel charter contracts with a related company. The Company terminated the leases in order to take advantage of market rates which were $7 to $8 per ton lower than the all-in contracted rates. Shipping cost savings as a result of the contract termination totalled approximately $2.0 million. Additionally, a loss of $0.8 million was recorded for the sale of a non-strategic steel forging business.

        A number of the charges were a direct result of the Company's 2001 implementation of Economic Value Added (EVA) which is a tool used to measure financial performance and acceptable returns on investment as well as compensate management on the change in EVA performance. Since implementing EVA, the Company has re-analyzed the business performance and related outlook for many of its assets. The result of these reviews, using the EVA tool, led to many operational and management changes in the Company's business.

        Income from Joint Ventures.    The Company's joint ventures' revenues and results of operations were as follows (in thousands):

	Year Ended August 31,
	2002	2001
Total revenues from external customers recognized by:
Joint Ventures in the Metals Recycling Business	$625,119	$555,963
Joint Venture Suppliers of Metals	61,762	53,381

	$686,881	$609,344

Income from joint ventures recognized by the Company:
Joint Ventures in the Metals Recycling Business	$13,766	$6,549
Joint Venture Suppliers of Metals	5,624	3,288

	$19,390	$9,837

        The Joint Ventures in the Metals Recycling Business predominantly sell recycled ferrous and nonferrous metals. The increase in revenues recognized by these joint ventures is attributable to higher average net ferrous selling prices and an increase in tonnage shipped. Shipments of ferrous metal processed by the joint ventures increased to 3.5 million tons for the year ended August 31, 2002 from 3.1 million tons in the prior year. The average net selling price of ferrous recycled metal increased during that period to $90 per ton from $86 per ton, predominantly due to strong demand from Asia, especially China and Korea. These joint ventures also increased their sales margins by improving operational efficiencies.

        In fiscal 2002, the Company's share of income from Joint Ventures in the Metals Recycling Business increased to $13.8 million due to increased sales volume, higher average net selling prices, increased margins and more efficient operations. The Company's joint ventures with Hugo Neu Corporation, which earned the majority of the income, instituted EVA concurrently with the Company in fiscal 2001. The use of EVA has continued to result in improved operational efficiencies and increased profitability. Operating income in fiscal 2002 was reduced by $1.2 million representing the Company's share of the JV LIFO inventory adjustment compared with a benefit of $0.9 million in fiscal 2001. Operating income in fiscal 2002 also benefited by $0.9 million representing the Company's share of a nonrecurring gain on sale of JV property.

        Both revenues and income from the Joint Venture Suppliers of Metal increased from fiscal 2001 to fiscal 2002 primarily due to increased sales by the Company's self-service auto dismantling joint venture. Increased sales prices, more efficient operations, and lower interest costs drove the revenue growth and income improvements.

        Selling and Commission Expenses.    These expenses increased $0.8 million compared with fiscal 2001 primarily due to an increase in export commission expense caused from higher ferrous recycled metals export sales.

        General and Administrative Expenses.    Compared with fiscal 2001, general and administrative expenses increased $1.4 million primarily due to a $1.0 million increase in wages as a result of annual merit increases and bonus accruals related to the Company's EVA performance and a $0.4 million in increased insurance expense due to adverse insurance market conditions since September 11, 2001.

        Interest Expense.    In fiscal 2002, interest expense decreased $2.8 million compared with fiscal 2001 due to lower average borrowings and lower average interest rates. The Company's borrowings averaged $75.9 million in fiscal 2002 compared to $81.5 million in fiscal 2001. The decrease in average borrowings reflects improved cash flow as a result of substantial decreases in inventory during fiscal 2002. The average interest rate for fiscal 2002 was 2.7% compared with 5.8% for fiscal 2001.

        Other Income.    Other income decreased $1.1 million in fiscal 2002 compared with fiscal 2001 primarily due to a $1.6 million decrease in interest income as a result of lower interest rates charged on variable interest rate advances and notes to joint venture businesses. In addition, this line item includes market value adjustments for changes in investment performance for securities held in a trust for the purpose of funding future non-qualified pension payments. During fiscal 2002 and 2001, the Company recognized losses from the trust fund assets in the amount of $0.7 million and $0.4 million, respectively.

        Income Tax Provision.    As part of the 1996 acquisition of Proler International Corp. (Proler), the Company acquired $31.4 million of federal net operating loss carryforwards (NOLs). Prior to fiscal 2000, federal tax law placed limitations on the source of the income that could be offset by the NOLs. Accordingly, the Company was not able to record the potential tax benefits from the NOLs because of the lack of certainty in being able to realize these benefits. In fiscal 2000, a change in federal tax law allowed the Company to use the NOLs to offset taxable income from all sources, subject to a limit of $2.4 million per year. During fiscal 2001, the Company continued to benefit from the use of $2.4 million of NOLs, which was one of the primary reasons the effective rate was 30% as compared to the statutory rate of 34%.

        In fiscal 2002, it was determined that the Company qualified for $2.1 million of Enterprise Zone tax credits in the state of California. These credits can be used to offset California state income taxes to the extent that each corporation in the consolidated group has a California franchise (income) tax liability. Any credits in excess of the tax liability can be carried forward indefinitely. The combination of NOLs and Enterprise Zone tax credits made the Company's effective tax rate 14% for fiscal 2002 as compared with a statutory rate of 34%.

        As noted above, Federal income tax law limits the Company's use of NOLs to $2.4 million per year. Unused NOLs may be carried forward and used in subsequent fiscal years, though they will ultimately expire in fiscal years 2007 through 2012, if not used by then. Subject to the annual limit, there remains at August 31, 2002 $17.7 million of Proler NOLs that may be used in future years before they expire.

Fiscal 2001 Compared to Fiscal 2000

        Revenues.    Revenues for both the Metals Recycling Business and Steel Manufacturing Business were lower as consolidated revenues decreased $44.7 million to $322.8 million for fiscal 2001 compared with fiscal 2000.

        The Metals Recycling Business generated revenues of $205.1 million, before intercompany eliminations, a decrease of $5.8 million (3%). Ferrous revenues decreased $8.4 million (5%) to

$155.6 million primarily as a result of lower average net selling prices. Ferrous volumes decreased 24,600 tons (2%) and the average net selling price of ferrous recycled metal decreased $4 per ton to $91 per ton (4%). However, prices firmed in the fourth quarter of fiscal 2001 as the volume of lower cost ferrous recycled metal from the countries of the former Soviet Union diminished. The Metals Recycling Business made export shipments aggregating 777,000 tons, an increase of 16,000 tons (2%) in fiscal 2001 compared with fiscal 2000. Demand from Asia, particularly China, has remained strong and pushed ferrous export tons higher in fiscal 2001 compared with fiscal 2000. Because of the softening United States economy domestic third-party ferrous tonnage decreased 108,000 ton (44%). Sales to the Company's Steel Manufacturing Business increased 13% to 566,000 tons due to an increase in melt shop production at the Company's steel mini-mill. Nonferrous revenues increased $4.1 million (11%) to $43.0 million due primarily to higher volumes. Improvements in the processes used to extract metal from the automobile shredding process and a temporary backlog of unprocessed shredder residue provided higher volumes of nonferrous metals, increasing sales volume by 18.2 million pounds (19%) in fiscal 2001 compared with fiscal 2000. The average nonferrous selling price decreased $0.03 per pound (8%) due to slowing demand caused primarily by the slowdown in the United States economy.

        The Steel Manufacturing Business recognized revenues of $167.6 million in fiscal 2001, a decrease of 18% from revenues recognized in the prior year. Sales of finished steel products declined 18% to 546,000 tons while the average net selling price per ton increased $3 per ton (1%) to $292 per ton. The decrease in sales volumes came from all major product lines with the exception of reinforcing bar, for which sales volume approximated prior year levels. The slight increase in the average sales price per ton is primarily due to the change in product mix. During fiscal 2001, the Company focused on selling those products, such as reinforcing bar, which have higher margins. The slowing United States economy, as well as competition from lower cost steel imports, continues to impact sales volumes and prices. On June 5, 2001, President Bush asked the United States International Trade Commission to investigate the effects of steel imports on the domestic steel industry under Section 201 of the 1974 Trade Act. The Commission has determined that some steel imports were a threat to domestic steel producers, and the President imposed safeguard restrictions on steel imports to aid the steel industry.

        Cost of Goods Sold.    Consolidated cost of goods sold decreased $38.2 million (12%) to $291.3 million and was 90% of revenues, consistent with fiscal 2000. However, gross profit decreased $6.4 million (17%) to $31.6 million.

        Cost of goods sold for the Metals Recycling Business decreased $0.3 million to $181.9 million before intercompany eliminations. Cost of sales per ferrous ton decreased as demand for processed metal declined, allowing the Company to lower the price paid for unprocessed metal. Gross profit decreased $4.1 million (15%) compared with the prior fiscal year as the decline in the cost of unprocessed ferrous metal was more than offset by a decrease in the average net selling price per ton for ferrous recycled metal.

        Cost of goods sold for the Steel Manufacturing Business decreased $33.7 million (17%) reflecting the lower sales volume for fiscal 2001 compared with fiscal 2000. Cost of sales per ton, excluding billets, increased $4 per ton (1%) compared with the prior fiscal year. The increase was primarily due to decreased production volume, that spread fixed costs over fewer tons, and a higher volume of sales to California, which have higher freight and distribution costs than sales in the Pacific Northwest. This increased cost of sales per ton resulted in a decrease in gross profit of $2.4 million (22%) in fiscal 2001 compared with fiscal 2000.

        Income from Joint Ventures.    The Company's joint ventures' revenues and results of operations were as follows (in thousands):

	Year Ended August 31,
	2001	2000
Total revenues from external customers recognized by:
Joint Ventures in the Metals Recycling Business	$555,963	$521,701
Joint Venture Suppliers of Metals	53,381	52,444

	$609,344	$574,145

Income from joint ventures recognized by the Company:
Joint Ventures in the Metals Recycling Business	$6,549	$2,219
Joint Venture Suppliers of Metals	3,288	2,288

	$9,837	$4,507

        The Joint Ventures in the Metals Recycling Business predominantly sell recycled ferrous and nonferrous metals. The decrease in revenues recognized by these joint ventures is attributable to lower average ferrous selling prices partially offset by an increase in tonnage shipped. Shipments of ferrous metal processed by the joint ventures increased to 3.1 million tons for the year ended August 31, 2001 from 2.8 million tons in the prior year. The average net selling price of ferrous recycled metal decreased during that period to $86 per ton from $108 per ton, predominantly due to competition from the countries of the former Soviet Union as well as lower demand from domestic steel mills. The lower ferrous revenues were partially offset by higher nonferrous revenues. This increase was due to greater nonferrous metal recovery from higher ferrous volumes processed and improved processes for the extraction of nonferrous metals.

        In fiscal 2001, the Company's share of income from Joint Ventures in the Metals Recycling Business increased to $6.5 million due to increased sales volume, increased margins and more efficient operations. The Company's joint ventures with Hugo Neu Corporation, which earned the majority of the income, instituted EVA concurrently with the Company. This led to improved operational efficiencies and increased profitability. Also, the Hugo Neu joint ventures were able to lower buying prices as selling prices declined. The Company also benefited by $0.9 million to reflect the Company's share of LIFO inventory adjustments. In comparison, the results for fiscal 2000 were adversely affected by a $1.1 million LIFO inventory adjustment.

        Both revenues and income from the Joint Venture Suppliers of Metal increased from fiscal 2000 to fiscal 2001 primarily due to increased sales by the Company's self-service auto dismantling joint venture. Increased sales prices and lower interest costs drove the improvements.

        Selling and Commission Expenses.    Compared with fiscal 2000, there was a decrease of $0.4 million. This was primarily due to lower commission expense for the Metals Recycling Business due to a decrease in ferrous recycled metals export sales.

        Interest Expense.    Interest expense decreased $2.8 million due to lower average borrowings and lower average interest rates. The Company averaged borrowings of $81.5 million in fiscal 2001 compared to $107.4 million in fiscal 2000. The decrease in average borrowings reflects a substantial decrease in borrowings in the fourth quarter of fiscal 2000 due primarily to inventory reductions then and during the first half of fiscal 2001, as well as a $7.5 million improvement in cash flow from the Company's joint ventures. This lower borrowing level continued through fiscal 2001. The average interest rate for fiscal 2001 was 5.8% compared with 6.3% for fiscal 2000.

        Gain (Loss) on Sale of Assets.    Fiscal 2001 gain (loss) on sale of assets improved by $1.5 million. The increase is mainly attributable to the fact that last year's amount included a loss of $1.0 million on the sale of a vessel used to export recycled metal.

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

        Income Tax Provision.    As part of the 1996 acquisition of Proler International, Corp. (Proler), the Company acquired $31.4 million of federal net operating loss carryforwards (NOLs). Prior to fiscal 2000, federal tax law placed limitations on the source of the income that could be offset by the NOLs. Accordingly, the Company was not able to record the potential tax benefits from the NOLs because of the lack of certainty in being able to realize these benefits. In fiscal 2000, federal tax law was amended, which allowed the Company to utilize the NOLs to offset substantially all of its taxable income. As a result, in fiscal 2000, the Company utilized $8.5 million of NOLs in determining its effective tax rate, which included a catch-up of $6.2 million of NOLs. This change in tax law resulted in an effective tax of 6% in fiscal 2000. During fiscal 2001, the Company continued to benefit from the utilization of $2.4 million of NOLs, and was one of the primary reasons the effective rate was only 30% as compared to the statutory rate of 34%.

        As noted above, Federal income tax law limits the Company's use of NOLs to $2.4 million per year. Unused NOLs may be carried forward and used in subsequent fiscal years, though they will ultimately expire in fiscal years 2007 through 2012, if not used by then. Subject to the annual limit, there remained at August 31, 2001 $20.1 million of Proler NOLs that may be used in future years before they expire.

Liquidity and Capital Resources.

        For fiscal 2002, cash generated by operations was $36.4 million, compared to $8.6 million last year. The increase in cash flow provided by operations was primarily the result of improved operating profits before nonrecurring items and lower year-end inventories. Cash was also generated by $31.4 million of net cash distributed from the Company's joint ventures, $15.6 million of which was attributable to barrowings under the new joint venture credit facility discussed below net of the increase in cash retained by the joint ventures.

        Capital expenditures totaled $9.6 million, $9.3 million and $10.7 million for fiscal years 2002, 2001 and 2000, respectively. Because of generally poor market conditions, coupled with larger capital investments in the mid to late 1990's, the Company has focused its capital investment on non-discretionary capital and investments with shorter paybacks.

        As part of its acquisitions of Proler and MMI, the Company assumed environmental liabilities that aggregated $21.1 million as of August 31, 2002. The Company expects significant future cash outlays as it incurs the actual costs relating to the remediation of such environmental liabilities.

        The Company has an unsecured revolving credit agreement of $200 million that expires in June 2003. In the aggregate, the Company had borrowings outstanding under this line of $60 million as of August 31, 2002. The $60 million is classified as a current liability as the credit agreement expires during fiscal 2003. Management intends to replace the bank credit facility with a new agreement. Further, Management believes it has the ability to refinance the facility based upon the Company's financial position and from preliminary discussions with various banks that participate in its current facility. As of August 31, 2002, the Company had additional uncommitted lines of credit available of

$40 million. The Company's debt agreements have certain restrictive covenants. As of August 31, 2002, the Company was in compliance with such covenants.

        In July 2002, the Company's metals recycling joint ventures with Hugo Neu Corporation entered into a $70 million revolving credit facility ("JV Credit Facility") with a group of banks for working capital and general credit purposes. Prior to this time, the joint ventures' working capital and other cash needs had been met by advances provided equally by the Company and Hugo Neu Corporation. The JV Credit Facility expires in July 2004, is secured by the inventory and receivables of the joint venture businesses and has a negative pledge on the remaining assets. The Company is not a guarantor of the JV Credit Facility. The JV Credit Facility has a number of covenants and restrictions, including restrictions on the level of distributions to the joint venture partners. As of August 31, 2002, the joint ventures were in compliance with such covenants. Borrowings under the JV Credit Facility totaled $35.0 million at August 31, 2002.

        The Company has certain contractual obligations and commercial commitments to make future payments. The following table summarizes these future obligations and commitments as of August 31, 2002 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$68,525	$60,220	$558	$47	$7,700
Operating leases	99,417	2,239	5,751	1,640	89,787
Letters of Credit	4,900	4,900	—	—	—
JV Credit Facility (50%)(1)	17,500	—	17,500	—	—

Total	$190,342	$67,359	$23,809	$1,687	$97,487

(1)
This disclosure assumes that if the JV Credit Facility is not renewed or refinanced upon expiration, the Company and Hugo Neu Corporation would restore their previous arrangement under which each funded one-half of the joint ventures' cash needs.

        Pursuant to a stock repurchase program, the Company is authorized to repurchase up to 3 million shares of its stock when the market price of the Company's stock is not reflective of management's opinion of an appropriate valuation of the stock. Management believes that repurchasing shares under these conditions enhances shareholder value and helps the Company manage its targeted capital structure. As of August 31, 2002, a total of 1.3 million shares had been purchased under this program. During fiscal 2002, the Company repurchased 98,600 shares of its stock for a total of $1.3 million.

        The Company believes that the current cash balance, internally generated funds, existing credit facilities and its anticipation of being able to refinance its credit facilities will provide adequate financing for capital expenditures, working capital, joint ventures, stock repurchases, debt service requirements and future environmental obligations for the next year. In the longer term, the Company may seek to finance business expansion with additional borrowing arrangements or additional equity financing.

        Factors That Could Affect Future Results.    Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. One can generally identify these forward-looking statements because they contain "expect", "believe" and other words which convey a similar meaning. One can also identify these statements as they do not relate strictly to historical or current facts. Examples of factors affecting Schnitzer Steel Industries, Inc.'s wholly-owned operations and its joint ventures (the Company) that could cause actual results to differ materially are the following:

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

        Competition:    The recycled metals industry is highly competitive, with the volume of purchases and sales subject to a number of competitive factors, principally price. The Company has competition from both large and numerous smaller companies in its markets for the purchase of recyclable metals. The Company competes with a number of domestic and foreign recycled metals processors for sales to foreign customers.

        The domestic steel industry also is highly competitive. Steel prices can be highly volatile and price is a significant competitive factor. The Company competes with several steel producers in the Western United States for sales of its products. In addition, in recent years, the Company has experienced significant foreign competition, which is often subsidized by large government agencies. There can be no assurance that such competition will not increase in the future. In March and April 2002, the ITC imposed tariffs on imported steel, under Section 201 of the 1974 Trade Act, to aid the domestic steel industry. To date, those tariffs have not significantly benefited selling prices for finished steel products. In October 2002, the ITC announced duty margins of up to 360% and subsidy rate of up to 18% against wire rod products from eight foreign countries. The Company cannot, however, predict the impact of these duty margins and subsidy rates on prices and operating results.

        Joint Ventures:    The Company has significant investments in joint venture companies. The Company does not manage the day-to-day activities of these businesses. As a result, it does not have the same ability to control the operations and related financial results as it does with its wholly-owned businesses. These businesses are, however, affected by many of the same risk factors mentioned above. Therefore, it is difficult to predict the financial results of these businesses.

        Energy Supply:    The Company and its joint ventures utilize various energy sources to operate their facilities. In particular, electricity and natural gas currently represent approximately 10% of the cost of steel manufactured for the Company's Steel Manufacturing Business. The Steel Manufacturing Business purchases electric power under long-term contracts from government sources which rely on the Bonneville Power Administration (BPA). Historically, these contracts have had favorable prices and are long-term in nature. The Company has a five-year contract that expires in September 2006. On October 1, 2001, the BPA increased its electricity rates due to increased demand on the West Coast and lower supplies. This increase was in the form of a Cost Recovery Adjustment Clause (CRAC) added to BPA's contract with McMinnville. The CRAC is an additional monthly surcharge on selected power charges to recover costs associated with buying higher priced power during the West Coast power shortage. The CRAC, which BPA can adjust every six months, was 46% at October 1, 2001, and then reduced to 39% at April 1, 2002 and 32% at October 1, 2002. However, it is not possible to predict future rate changes.

        The Steel Manufacturing Business also has long-term contracts for natural gas. In October 2000, the Company entered into a new contract set to expire on October 31, 2003. The latest contract negotiations resulted in rates that were 30% higher then the previous agreement. As this contract comes to an end, the Company will attempt to negotiate a new long-term contract; however, it is not possible to predict the terms of the contract.

        The inability of the Company to negotiate favorable terms of electricity, natural gas and other energy sources could adversely affect the performance of the Company.

        Tax Laws:    The Company has been able to reduce its effective tax rate below the federal statutory tax rate for each of the last three years by using a combination of Net Operating Loss Carryforwards (NOLs), State of California Enterprise Zone tax credits and Foreign Sales Corporations or Extraterritorial Income Exclusions (see Note 7 to the consolidated financial statements). The Company cannot predict how future tax law changes might affect the Company's effective tax rate.

        Shipping and Handling:    Both the Metals Recycling Business and the Steel Manufacturing Business often rely on third parties to handle and transport their products to end users in a timely manner. The cost to transport the products can be affected by circumstances over which the Company has no control such as fuel prices, governmental regulations on transportation, and changes in market rates. Also, the products are handled, at times, by union workers and the Company cannot predict when or if union labor relations could affect the cost or timeliness of shipments.

        Insurance:    The cost of the Company's insurance is affected not only by its own loss experience but also by cycles in the insurance market. Though the Company's loss record and relationship with its underwriters is good it cannot predict future events and circumstances which could cause rates to materially change.

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

ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company has entered into certain market-risk sensitive financial instruments, principally long-term debt. Sensitivity analysis was used to determine the potential impact that market risk exposure may have on the fair values of the company's financial instruments. The Company has assessed the potential risk of loss in fair value from hypothetical changes in interest rates by determining the effect on the present value of the future cash flows related to those market sensitive instruments of such changes. The discount rates used for such present value computations were selected based on market interest rates in effect at August 31, 2002, plus or minus 10%. A 10% change in interest rates, with all other variables held constant, would result in an immaterial effect on consolidated earnings or cash flows.

        This discussion of market risks necessarily makes forward-looking statements. There can be no assurance that actual changes in market conditions and rates and fair values will not differ materially from those used in the sensitivity and fair value calculations discussed. Factors which may cause actual results to differ materially include, but are not limited to: greater than 10% changes in interest rates or changes in income or cash flows requiring significant changes in debt instruments or cash flows associated with them.

        At August 31, 2002, the Company held no derivatives.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules and exhibits are omitted, as the information is not applicable or is not required.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Schnitzer Steel Industries, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Schnitzer Steel Industries, Inc. and its subsidiaries at August 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP
Portland, Oregon
October 1, 2002

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEET

(in thousands, except per share amounts)

	August 31,
	2002	2001
Assets
Current assets:
Cash	$32,974	$1,877
Accounts receivable, less allowance for doubtful accounts of $905 and $920	33,516	22,315
Accounts receivable from related parties	813	546
Inventories (Note 2)	57,917	89,353
Deferred income taxes (Note 7)	3,966	3,837
Prepaid expenses and other	2,521	4,110

Total current assets	131,707	122,038
Net property, plant and equipment (Note 3)	111,759	119,510
Other assets:
Investment in and advances to joint venture partnerships (Note 11)	96,440	108,457
Notes receivable less current portion (Note 8)	27,067	32,018
Goodwill	35,754	39,345
Intangibles and other	2,279	4,502

	$405,006	$425,870

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt (Note 5)	$60,220	$200
Accounts payable	18,205	15,902
Accrued payroll liabilities	5,887	6,209
Current portion of environmental liabilities (Note 6)	3,030	2,000
Other accrued liabilities	5,014	6,317

Total current liabilities	92,356	30,628
Deferred income taxes (Note 7)	30,860	30,039
Long-term debt less current portion (Note 5)	8,305	93,766
Environmental liabilities, net of current portion (Note 6)	18,045	20,915
Other long-term liabilities (Note 9)	2,492	2,453
Commitments and contingencies (Notes 3, 6 and 8)
Shareholders' equity:
Preferred stock—20,000 shares authorized, none issued
Class A common stock—75,000 shares $1 par value authorized, 5,025 and 4,896 shares issued and outstanding	5,025	4,896
Class B common stock—25,000 shares $1 par value authorized, 4,180 and 4,304 shares issued and outstanding	4,180	4,304
Additional paid-in capital	96,074	95,923
Retained earnings	147,669	142,946

Total shareholders' equity	252,948	248,069

	$405,006	$425,870

The accompanying notes are an integral part of this statement

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended August 31,
	2002	2001	2000
Revenues	$350,648	$322,831	$367,529
Cost of goods sold and other operating expenses	324,360	291,277	329,515
Impairment and other non-recurring charges	7,100	—	—
Selling and commission expenses	3,620	2,864	3,266
General and administrative expenses	25,806	24,427	24,041

Income (loss) from wholly-owned operations	(10,238)	4,263	10,707
Income from joint ventures (Note 11)	19,390	9,837	4,507

Income from operations	9,152	14,100	15,214
Other income (expense):
Interest expense	(2,314)	(5,120)	(7,352)
Gain (loss) on sale of assets	(84)	304	(1,156)
Other income	893	2,036	4,322

	(1,505)	(2,780)	(4,186)

Income before income taxes	7,647	11,320	11,028
Income tax provision (Note 7)	(1,094)	(3,401)	(662)

Net income	$6,553	$7,919	$10,366

Basic earnings per share	$0.72	$0.85	$1.07

Diluted earnings per share	$0.71	$0.84	$1.06

The accompanying notes are an integral part of this statement

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(in thousands)

	Class A Common Stock		Class B Common Stock
					Additional Paid-in Capital	Retained Earnings
	Shares	Amount	Shares	Amount			Total
Balance at August 31, 1999	5,295	$5,295	4,431	$4,431	$102,179	$128,468	$240,373
Class B common stock converted to Class A common stock	119	119	(119)	(119)			—
Class A common stock repurchased	(28)	(28)			(366)		(394)
Class A common stock issued	3	3			27		30
Net income						10,366	10,366
Dividends paid						(1,945)	(1,945)

Balance at August 31, 2000	5,389	5,389	4,312	4,312	101,840	136,889	248,430
Class B common stock converted to Class A common stock	8	8	(8)	(8)			—
Class A common stock repurchased	(506)	(506)			(6,185)		(6,691)
Class A common stock issued	5	5			54		59
Stock options issued					214		214
Net income						7,919	7,919
Dividends paid						(1,862)	(1,862)

Balance at August 31, 2001	4,896	4,896	4,304	4,304	95,923	142,946	248,069
Class B common stock converted to Class A common stock	124	124	(124)	(124)			—
Class A common stock repurchased	(99)	(99)			(1,157)		(1,256)
Class A common stock issued	104	104			1,308		1,412
Net income						6,553	6,553
Dividends paid						(1,830)	(1,830)

Balance at August 31, 2002	5,025	$5,025	4,180	$4,180	$96,074	$147,669	$252,948

The accompanying notes are an integral part of this statement

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended August 31,
	2002	2001	2000
Operations:
Net income	$6,553	$7,919	$10,366
Noncash items included in income:
Depreciation and amortization	18,631	18,742	18,361
Deferred income taxes	692	1,787	1,328
Equity in earnings of joint ventures	(19,390)	(9,837)	(4,507)
Impairment and restructuring charges	6,100
(Gain) loss on disposal of assets	85	(304)	1,156
Cash provided (used) by changes in working capital:
Accounts receivable	(9,948)	5,717	(3,247)
Inventories	31,174	(13,008)	14,629
Prepaid expenses and other	426	(843)	179
Accounts payable	1,166	(1,356)	755
Accrued payroll and other liabilities	(1,768)	(135)	(998)
Environmental liabilities	(966)	(492)	(288)
Other assets and liabilities	3,630	458	(2,356)

Net cash provided by operations	36,385	8,648	35,378

Investing:
Capital expenditures	(9,569)	(9,297)	(10,732)
Cash received from joint ventures	145,060	167,354
Cash paid to joint ventures	(113,703)	(160,193)	(333)
Proceeds from sale of assets	39	882	1,165

Net cash provided (used) by investing	21,827	(1,254)	(9,900)

Financing:
Repurchase of Class A common stock	(1,256)	(6,691)	(394)
Issuance of Class A common stock	1,412	273	30
Dividends declared and paid	(1,830)	(1,862)	(1,945)
Decrease in long-term bank debt	(23,900)	356
Decrease in other long-term debt	(1,541)		(26,936)

Net cash used by financing	(27,115)	(7,924)	(29,245)

Net increase (decrease) in cash	31,097	(530)	(3,767)
Cash at beginning of year	1,877	2,407	6,174

Cash at end of year	$32,974	$1,877	$2,407

The accompanying notes are an integral part of this statement

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Nature of Business and Summary of Significant Accounting Policies:

Nature of Business

        Schnitzer Steel Industries, Inc. (the Company) operates a metal processing and recycling business and, through its Cascade Steel Rolling Mills, Inc. subsidiary, a mini-mill steel manufacturing business. The Company's wholly-owned recycling facilities are located in Alaska, Washington, Oregon and California. Additionally, through joint ventures, the Company participates in the management of additional metals processing and recycling businesses in Arizona, California, Connecticut, Idaho, Illinois, Indiana, Maine, Massachusetts, New Hampshire, New Jersey, New York, Rhode Island, Texas and Utah.

Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company, through subsidiaries, holds a 50% interest in ten joint ventures and a 30% interest in one, which are accounted for using the equity method. All intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

        Cash and cash equivalents include short-term securities that have an original maturity date of 90 days or less.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using the average cost method. The production and accounting process utilized by the Company to record recycled metals inventory quantities relies on significant estimates, which can be affected by weight imprecision, moisture, production yields and other factors.

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Major renewals and improvements are capitalized. Substantially all expenditures for maintenance and repairs are charged to operations as incurred.

        Depreciation is determined principally using the straight-line method over estimated useful lives of approximately 20 to 40 years for buildings and approximately 3 to 15 years for equipment. Leasehold improvements are amortized over the estimated useful lives of the property or the remaining lease term, whichever is less. When assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and resulting gains or losses are generally included in operating income.

Long-lived Assets

        The Company evaluates the recoverability of its long-lived assets, which include property, plant and equipment, identifiable intangible assets and goodwill, periodically in accordance with the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121). The Company assesses its long-lived assets for impairment at the lowest level for which there are identifiable cash flows whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Factors the

Company considers important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner in which an asset is utilized and substantial negative industry or economic trends. If it is determined that an impairment loss has occurred, the loss would be recognized during the period incurred. The impairment would be measured based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the Company's current business model.

        On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 superceded SFAS 121. SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued beginning September 1, 2002. The Company believes adoption of this standard will not have a material effect on its financial statements.

Goodwill

        For the fiscal years 2002 and before, goodwill was amortized on the straight-line basis over 40 years. At August 31, 2002 and 2001, accumulated amortization aggregated $9.4 million and $8.7 million, respectively.

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards Nos. 141 and 142 (SFAS 141 and SFAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." SFAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet criteria for recognition under SFAS 141 will be reclassified to goodwill. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142, on September 1, 2002. As required by SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized. Instead, they will be measured for impairment at least annually, or when events or circumstances indicate that impairment exists. As a result of the elimination of this amortization, other expense will decrease approximately $1.2 million annually beginning in the quarter ended November 30, 2002.

        As required by SFAS 142, the Company will perform impairments tests on goodwill and other indefinite-lived intangible assets as of the adoption date. Thereafter, impairments tests will be performed annually and whenever events and circumstances indicate that the value of goodwill and other indefinite-lived intangible assets might be impaired. In connection with the SFAS 142 indefinite-lived intangible assets, including goodwill impairment test, the Company will utilize the required two-step method to determine if impairment exists as of the adoption date. The Company is still evaluating the effect of this change on its operating results.

Common Stock

        Each share of Class A common stock is entitled to one vote and each share of Class B common stock is entitled to ten votes. Additionally, each share of Class B common stock may be converted to one share of Class A common stock.

Earnings Per Share

        Basic EPS is computed based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following represents a reconciliation from basic EPS to diluted EPS (in thousands, except per share amounts):

	Year Ended August 31, 2002
	Income (Numerator)	Shares (Denominator)	EPS Amount
Basic EPS	$6,553	9,148	$0.72

Options		135

Diluted EPS	$6,553	9,283	$0.71

	Year Ended August 31, 2001
	Income (Numerator)	Shares (Denominator)	EPS Amount
Basic EPS	$7,919	9,371	$0.85

Options		19

Diluted EPS	$7,919	9,390	$0.84

	Year Ended August 31, 2000
	Income (Numerator)	Shares (Denominator)	EPS Amount
Basic EPS	$10,366	9,725	$1.07

Options		67

Diluted EPS	$10,366	9,792	$1.06

        Options with an exercise price greater than the average market price were not included in the computation of diluted earnings per share because to do so would be antidilutive. These options totaled 585,900 in 2002, 1,021,000 in 2001 and 491,000 in 2000.

Interest and Income Taxes Paid

        The Company paid $2.4 million, $5.1 million and $6.8 million in interest during fiscal years 2002, 2001 and 2000, respectively. During fiscal 2002, the Company received tax refunds of $0.5 million and in fiscal years 2001 and 2000, the Company paid $1.4 million and $0.4 million respectively, in income taxes.

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

Revenue Recognition

        The Company recognizes revenue when it has a contract or purchase order from a customer with a fixed price, the title and risk of loss transfer to the buyer, and collectibility is reasonably assured. Title for both recycled metals and finished steel products transfers upon shipment.

Shipping Costs

        All shipping costs billed to customers are recorded as revenue with the related costs being included under cost of sales. Revenues and cost of goods sold for fiscal 2002 and prior years have been reclassified to the appropriate line item.

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

Reclassifications

        Certain prior year amounts have been reclassified to conform to fiscal year 2002 presentation. These changes had no impact on previously reported results of operations or shareholder's equity.

New Accounting Pronouncement

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations". SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company effective September 1, 2002. The Company has not yet determined the impact this standard will have on its results of operations and financial position.

        In May 2002, the FASB issued SFAS No. 145, (SFAS 145) "Rescission of FAS Nos. 4, 44, And 64, Amendment of FAS 13, and Technical Corrections." Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after

May 15, 2002. The Company does not believe that the adoption of this statement will have a material impact on its consolidated financial statements.

        In July of 2002, the FASB issued SFAS 146, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Obligations Associated with Disposal Activities." SFAS 146 addresses the differences in accounting for long-lived assets and operations (segments) to be disposed of under SFAS 121 and APB No. 30 and accounting for costs associated with those and other disposal activities, including restructuring activities, under Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS No. 146 is effective for disposal activities after December 31, 2002, with early application encouraged. The Company does not believe that the adoption of this statement will have a material impact on its consolidated financial statements.

Note 2—Inventories:

        Inventories consist of the following (in thousands):

	August 31,
	2002	2001
Recycled metals	$13,432	$21,599
Work in process	6,495	17,600
Finished goods	25,245	36,960
Supplies	12,745	13,194

	$57,917	$89,353

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

Note 3—Property, Plant and Equipment and Operating Leases:

        Property, plant and equipment consist of the following (in thousands):

	August 31,
	2002	2001
Machinery and equipment	$242,243	$234,590
Land and improvements	37,831	37,703
Buildings and leasehold improvements	14,932	15,309
Construction in progress	2,467	3,960

	297,473	291,562
Less: accumulated depreciation	(185,714)	(172,052)

	$111,759	$119,510

        Depreciation expense from operations was $16.7 million in fiscal 2002, $16.8 million in fiscal 2001 and $16.4 million in fiscal 2000.

        The Company leases certain property and equipment. The future minimum rental payments under the operating leases are (in thousands):

Year	Amount
2003	$553
2004	239
2005	209
2006	161
2007	—

        See discussion of additional leases with related parties in Note 8.

Note 4—Impairment and Other Nonrecurring Charges:

        During the fourth quarter of fiscal 2002, the Metals Recycling Business discontinued the operations of two businesses that were not providing an adequate return and terminated a fixed-price barge contract of affreightment that was determined not to be cost effective. The Company recognized a charge of $4.8 million, including a $0.4 million write down of property, plant and equipment, a $2.4 million write down of goodwill, a $1.0 million write down of other assets and a $1.0 million payment to terminate the barge contract.

        Revenue from the discontinued operations during fiscal 2002, 2001 and 2000 was $1.6 million, $2.6 million and $2.1 million, respectively. Operating results (defined as operating income or loss before taxes) were losses of $0.8 million, $0.6 million and $0.3 million for fiscal 2002, 2001 and 2000, respectively.

        In the second quarter of fiscal 2002, the Company sold a non-strategic steel forging business that was part of a 1995 Metals Recycling Business acquisition and recorded a loss of $0.8 million on the sale. Also in that quarter, the Company recorded a loss of $1.5 million related to the early termination of two vessel charter agreements with a related company (see Note 8 "Related Party Transactions").

        During fiscal 2002, 2001 and 2000, revenue from the closed steel forging business was $0.4 million, $1.4 million and $1.7 million, respectively. Operating results for fiscal 2002, 2001 and 2000, (defined as operating income or loss before taxes) were losses of $0.1 million, $0.1 million and income of $0.3 million, respectively.

        In fiscal 2000, the Company and its outside board members approved the sale by a related party of a ship used by the Company to export recycled metal. The sale resulted in a $1.0 million loss.

Note 5—Long-Term Debt:

        Long-term debt consists of the following (in thousands):

	August 31,
	2002	2001
Bank unsecured revolving credit facilities	$60,000	$83,900
Tax-exempt economic development revenue bonds due January 2022, interest payable monthly at a variable rate (1.55% at August 31, 2002), secured by a letter of credit	7,700	7,700
State of Oregon loan for energy conservation equipment, secured by equipment, 6.09% fixed-rate interest, principal and interest installments payable monthly through June 2011	—	1,747
Other	825	619

Total long-term debt	68,525	93,966
Less: portion due within one year	60,220	200

Long-term debt less current portion	$8,305	$93,766

        At August 31, 2002, the Company had a $200 million unsecured revolving credit facility with its banks. Individual advances outstanding under the line bear interest at floating rates. As of August 31, 2002, such rates averaged 2.37%. Interest is payable upon maturity of each advance under the line. The facility matures in June 2003, at which time all principal amounts outstanding are due. Management intends to replace the bank credit facility with a new facility. Further, management believes it has the ability to refinance the facility based upon the Company's financial position and from preliminary discussions with various banks that participate in its current facility.

        In addition to the above facility, the Company has additional unsecured lines of credit totaling $40 million, all of which are uncommitted. The committed bank credit facilities and other borrowings contain financial covenants, including covenants related to net worth, interest coverage and leverage. The Company was in compliance with these covenants at August 31, 2002. Also in fiscal 2002, the Company paid off the State of Oregon energy conservation loan to take advantage of lower interest rates.

        Payments on long-term debt during the next five fiscal years and thereafter are as follows (in thousands):

Year	Amount
2003	$60,220
2004	272
2005	220
2006	66
2007	47
Thereafter	7,700

$68,525

Note 6—Environmental Liabilities:

Portland Harbor

        In December 2000, the United States Environmental Protection Agency (EPA) named the Portland Harbor, a 5.5 mile stretch of the Willamette River in Portland, Oregon, as a Superfund site. The Company's metals recycling and deep water terminal facility in Portland, Oregon is located adjacent to the Portland Harbor. Crawford Street Corporation, a Company subsidiary, also owns property adjacent to the Portland Harbor. The EPA has identified 69 potentially responsible parties (PRPs), including the Company and Crawford Street Corporation, which own or operate sites adjacent to the Portland Harbor Superfund site. The Company leases the metals recycling and deep water terminal facility from Schnitzer Investment Corp. (SIC), a related party, and is obligated under its lease with SIC to bear all costs relating to the investigation and remediation of the property. The precise nature and extent of any clean-up of the Portland Harbor, the parties to be involved, and the process to be followed for such a clean-up have not yet been determined. It is unclear whether or to what extent the Company or Crawford Street Corporation will be liable for environmental costs or damages associated with the Superfund site. It is also unclear whether natural resource damage claims or third party contribution or damages claims will be asserted against the Company. While the Company and Crawford Street Corporation participated in certain preliminary Portland Harbor study efforts, they are not parties to the consent order entered into by the EPA with other PRPs for a Remedial Investigation/Feasibility Study; however, the Company could become liable for a share of the costs of this study at a later stage of the proceedings.

        Separately, the Oregon Department of Environmental Quality (DEQ) has requested operating history and other information from numerous persons and entities which own or conduct operations on properties adjacent to or upland from the Portland Harbor, including the Company and Crawford Street Corporation. This DEQ investigation is focused on controlling any current releases of contaminants into the Willamette River rather than clean-up of past releases. The Company has agreed to a voluntary Remedial Investigation/Source Control effort with the DEQ regarding its Portland, Oregon deep water terminal facility and the site owned by Crawford Street Corporation. DEQ identified these sites as potential sources of contaminants that could be released into the Willamette River. The Company believes that improvements in the operations at these sites, often referred to as Best Management Practices (BMPs), will be sufficient to effectively provide source control and avoid the release of contaminants from these sites, and has proposed to DEQ the implementation of BMPs as the resolution of this investigation.

        While the cost of the investigations associated with these properties and the cost of employment of source control BMPs are not expected to be material, no estimate is currently possible and none has been made as to the cost of remediation, if any. Accordingly, no accrual for remediation of the Portland Harbor or the Company's adjacent properties had been established as of August 31, 2002.

Manufacturing Management, Inc.

        In 1994, Manufacturing Management, Inc. (MMI) recorded a reserve for the estimated cost to cure certain environmental liabilities. This reserve was carried over to the Company's financial statements when MMI was acquired in 1995, and at August 31, 2002 aggregated $17.1 million.

        General Metals of Tacoma (GMT), a subsidiary of MMI, owns and operates a metals recycling facility located in the State of Washington on the Hylebos Waterway, a part of Commencement Bay, which is the subject of an ongoing environmental investigation and remediation project by the United States Environmental Protection Agency (EPA) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). GMT and more than 60 other parties were named potentially responsible parties (PRPs) for the investigation and clean-up of contaminated sediment along the Hylebos Waterway. On March 25, 2002, EPA issued Unilateral Administrative Orders (UAOs)

to GMT and another party to proceed with Remedial Design and Remedial Action (RD/RA) for the head of the Hylebos and to two other parties to proceed with the RD/RA for the balance of the waterway. It is anticipated that the UAOs will be converted to more specific voluntary consent decrees following further negotiations among EPA, GMT, and other PRPs, and that EPA will take additional action against other PRPs. The issuance of the UAOs did not require the Company to change its previously recorded estimate of environmental liabilities for this site. Significant uncertainties continue to exist regarding the total cost to remediate this site as well as the Company's share of those costs; nevertheless, the Company's estimate of its liabilities related to this site is based on information currently available.

        The Natural Resource Damage Trustees (Trustees) for Commencement Bay have asserted claims against GMT and other PRPs within the Hylebos Waterway area for alleged damage to natural resources. In March 2002, the Trustees delivered a draft settlement proposal to GMT and others in which the Trustees suggested a methodology for resolving the dispute, but did not indicate any proposed damages or cost amounts. In June 2002, GMT responded to the Trustees' draft settlement proposal with various corrections and other comments, as did twenty other participants. It is unknown at this time whether, or to what extent, GMT will be liable for natural resource damages. The Company's previously recorded environmental liabilities include an estimate of the Company's potential liability for these claims.

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

Proler

        In 1996, prior to the Company's acquisition of Proler International Corp., Proler recorded a liability for the probable costs to remediate its wholly-owned properties. The Company carried over the aggregate reserve to its financial statements upon acquiring Proler, and $4.0 million remained outstanding on August 31, 2002.

        Between 1977 and 1987, MRI Corporation (MRI), a wholly-owned subsidiary of Proler operated a tin can shredding and detinning facility in Tampa, Florida. In 1989 and 1992, the EPA conducted preliminary site investigations of this property and, in December 1996, added the site to the "National Priorities List." MRI and Proler, along with several other parties, were named as PRPs for the site by the EPA. In March 2002, MRI paid the EPA $375,000 pursuant to a voluntary consent decree in full settlement of its and Proler's obligations with respect to the remediation of this site. In a related action, MRI transferred the property to another PRP which has agreed to perform the remediation and indemnify MRI and Proler against any further liability. The $375,000 payment was covered by the Company's existing environmental liability reserve.

        As part of the Proler acquisition, the Company became a 50% owner of Hugo Neu-Proler Company (HNP). HNP has agreed, as part of its 1996 lease renewal with the Port of Los Angeles, to conduct a multi-year, phased remedial clean-up project involving certain environmental conditions on its metals recycling facility at its Terminal Island site in Los Angeles, California, to be completed by the end of calendar year 2002. Remediation includes limited excavation and treatment of contaminated soils, paving, installation of a stormwater management system, construction of a noise barrier and perimeter wall around the facility and groundwater monitoring. HNP's balance sheet at August 31, 2002 included an accrued liability for the remaining estimated costs to remediate this property.

        Metals Recycling LLC (Metals) is a scrap metals processing business with locations in Rhode Island and Massachusetts. The members of Metals are one of the Company's Proler joint ventures and Metals Recycling, Inc. On June 9, 1999, the Rhode Island Department of Environmental Management (DEM) issued a Notice of Violation (NOV) against Metals, alleging Metals had violated federal and state regulations relating to the storage, management and transportation of hazardous waste. DEM imposed an administrative penalty of $718,000. Metals has filed an answer to the NOV in which it denied the allegations and requested an adjudicatory hearing. In July 1999, the DEM issued a NOV to Rhode Island Resource Recovery Corporation (RIRRC), that included a civil penalty of $308,000, relating to the alleged disposal of hazardous waste by Metals at a landfill operated by RIRRC. RIRRC settled this matter with DEM and in response to RIRRC's claim against Metals for contribution, RIRRC and Metals have agreed to a settlement in which Metals will pay RIRRC $175,000.

        In January of 1999, federal and state officials searched Metal's Johnston, Rhode Island and Worcester, Massachusetts facilities. Metals was advised that the search was part of a state criminal investigation into possible violations of state and federal hazardous waste programs and a Rhode Island statute that prohibits the disposal of out-of-state solid waste at the landfill operated by RIRRC. A grand jury was empanelled to consider the allegations and issued an indictment on August 30, 2002 against Metals for storing hazardous waste without a permit, causing transportation of hazardous waste without a permit, transporting hazardous waste without a permit and operating a solid waste management facility without a license. Metals has pleaded not guilty on all counts and intends to contest the state's allegations vigorously.

        On March 15, 2002, DEM issued a NOV against Metals' Johnston, Rhode Island facility, alleging violations of provisions of the Rhode Island Clean Air Act and the regulations promulgated thereunder, and seeking to impose financial penalties of $1.1 million against Metals. On April 5, 2002, Metals filed its answer and request for a hearing, in which it denied liability for such alleged violations. Discovery is now pending.

        Metals' results of operations for the past few years have included accruals for the probable costs to remediate or settle the above mentioned environmental situations.

        Additionally, other Proler joint venture sites with potential environmental clean-up issues have been identified. Estimated clean-up costs associated with these sites have been accrued for by the joint ventures.

        The Company considers various factors when estimating its environmental liabilities. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to remediate. The factors, which the Company considers in its recognition and measurement of environmental liabilities, include the following:

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

  •
  Technologies available that can be used for remediation; and

  •
  The number and financial condition of other potentially responsible parties and the extent of their responsibility for the remediation.

Note 7—Income Taxes:

        The provision for income taxes is as follows (in thousands):

	Year Ended August 31,
	2002	2001	2000
Current:
Federal	$508	$318	$—
State	685	610	375
Deferred:
Federal	1,436	2,325	296
State	(1,536)	148	(9)

	$1,093	$3,401	$662

        Deferred tax assets and liabilities are as follows (in thousands):

	August 31
	2002	2001
California Enterprise Zone credit carryforward	$200	$—
AMT carryforward	529	1,040
Segment held for sale	29	(452)
Inventory valuation methods	2,170	2,341
Employee benefit accruals	891	1,588
State income tax and other	147	(680)

Net current deferred tax assets	$3,966	$3,837

California Enterprise Zone credit carryforward	$(1,500)	$—
Accelerated depreciation and basis differences	42,010	40,267
Environmental liabilities	(8,430)	(9,166)
Net operating loss carryforwards	(6,186)	(7,024)
Other	(1,220)	(1,062)

	24,674	23,015
Deferred tax asset valuation allowance	6,186	7,024

Net non-current deferred tax liabilities	$30,860	$30,039

        The reasons for the difference between the effective income tax rate and the statutory federal income tax rate are as follows:

	Year Ended August 31,
	2002	2001	2000
Federal statutory rate	34%	34%	35%
Foreign sales corporation/Extraterritorial Income Exclusion(1)	(7)	(5)	(6)
State taxes, net of credit	11	7	3
State taxes, Californian Enterprise Zone	(22)
Proler NOLs	(10)	(7)	(27)
Amortization of goodwill	11	3	4
Other	(3)	(2)	(3)

Effective tax rate	14%	30%	6%

(1)
During 2000, in response to allegations by the World Trade Organization (WTO) that the Federal tax benefit conferred on Foreign Sales Corporations (FSC) constituted an illegal trade subsidy, Congress enacted legislation to replace the FSC rules with the Extraterritorial Income Exclusion (EIE) taxation scheme. The Company adopted the new EIE rules for export sales made after October 1, 2000. The Company has found that these rules provide a tax benefit comparable to what the FSC rules would have provided. The WTO has noted this comparability, and has since charged that the EIE tax benefit also constitutes an illegal trade subsidy. To date, no further tax legislation has been passed to address this latest allegation.

        Federal tax law places annual limits on an acquiring corporation's use of an acquired corporation's net operating losses (NOLs) and credits. Unused NOLs and credits can be carried forward to future years. When Proler was acquired in 1996, it had NOLs of $31.4 million and minimum tax credits of $0.7 million. The law limits the Company's use of the Proler NOLs to an annual $2.4 million and, to the extent unused; these NOLs will expire in years 2007 through 2012. Similar limitations apply to the Proler minimum tax credits, though they can be carried forward indefinitely.

        When Proler was acquired, pre-1999 Federal tax law placed a further restriction on the Company's use of the NOLs such that they could only be used to reduce taxable income of the acquired Proler entities. This situation made ultimate realization of the NOLs so uncertain that a valuation allowance was established to offset the entire NOL deferred tax asset of $31.4 million. Under this constraint, the Company only recognized $0.4 million of tax benefit from release of the valuation allowance prior to fiscal 2000.

        A 1999 change to Federal tax law, however, has allowed the Company to use the remaining annual $2.4 million NOL increments to reduce taxable income from all sources, not just from the acquired Proler entities (a similar change liberalized use of the minimum tax credits). The Company believed that it was more likely than not that it would utilize a portion of the Proler NOL in the amount of $8.5 million in fiscal 2000 and $2.4 million in both fiscal 2001 and fiscal 2002, and accordingly has released the valuation allowance and recognized the corresponding tax benefit. Tax benefit for the remaining $17.7 million remains unrecognized as of August 31, 2002.

        In fiscal 2002, it was determined that the Company qualified for $2.1 million of Enterprise Zone tax credits in the State of California. These credits can be used to offset California state income taxes to the extent that the Company has a California franchise (income) tax liability. Any credits in excess of the tax liability can be carried forward indefinitely.

Note 8—Related Party Transactions:

        Certain shareholders of the Company own significant interest in, or are related to owners of, the entities discussed below. As such, these entities are considered related parties for financial reporting purposes.

Transactions Affecting Cost of Goods Sold and Other Operating Expenses

        Periodically, the Company charters vessels from related companies at market rates to transport recycled metal to foreign markets. The number of vessels chartered varies from year to year depending on the availability of their vessels. Charges incurred for these charters were $4.7 million, $13.5 million and $9.4 million for 2002, 2001 and 2000, respectively. In 1995, the Company signed seven-year time-charter agreements for two vessels scheduled to expire in July 2002. Due in part to the world economic slow-down in 2002, ocean freight rates declined sharply. As a result, in the second quarter of fiscal 2002, the Company terminated the leases in order to take advantage of market rates which were $7 to $8 per ton lower than the all-in contracted rates. The lease terminations resulted in a loss of $1.5 million in the second quarter of fiscal 2002.

        A primary reason for entering into a number of the Company's joint ventures was to secure the supply of recyclable metal for the Metals Recycling Business. The Company purchased recycled metals from its joint venture operations at prices that approximate market. Purchases from these joint ventures totaled $10.4 million, $12.1 million, and $14.7 million in 2002, 2001 and 2000, respectively.

        The Company leases certain land and buildings from a related real estate company under operating leases. The following table summarizes the lease terms, annual rents and future minimum rents (in thousands):

Location:	Lease Expirations	Current Annual Rent
Metals Recycling Business:
Portland facility and marine terminal	2063	$1,577
Sacramento facility	2003	88
Administrative offices	2006	111
Year	Minimum Rents	Sublease Income	Net Minimum Rents
2003	$1,802	$(26)	$1,776
2004	1,714		1,714
2005	1,714		1,714
2006	1,714		1,714
2007	1,640		1,640
Thereafter	89,787		89,787

        Rent expense was $1.9 million, $1.7 million and $1.4 million, for 2002, 2001 and 2000 respectively.

        In accordance with a lease agreement dated September 1988, the rent for the Metals Recycling Business's Portland facility will be adjusted in 2003 and every 15 years thereafter to market rates. In 2008 and every five years thereafter, except in the year of a market rate adjustment, the rent will be adjusted based on the Consumer and Producer Price Indices.

Transactions Affecting Selling and Administrative Expenses

        The Company performs some administrative services and provides operation and maintenance of management information systems for certain related parties. These services are charged to the related parties based upon cost plus a 15% margin for overhead and profit. These administrative charges totaled $1.0 million in 2002 and $1.1 million for each of the fiscal years 2001 and 2000.

Transactions Affecting Other Income (Expense)

        Historically, the vessels discussed above were periodically sub-chartered to third parties. In this case, a related shipping agency company acts as the Company's agent in the collection of income and payment of expenses related to sub-charter activities. In fiscal 2002 and fiscal 2001, there was no sub-chartered activity. For the year ended August 31, 2000, charges incurred for these sub-charters aggregated $0.3 million, offset by income of $0.2 million. Again, the related party charter agreements expired in fiscal 2002.

        Included in other assets are $28.3 million and $30.4 million of notes receivable from joint venture businesses at August 31, 2002 and 2001, respectively. In fiscal 2002, Company converted $28.3 million in advances to its auto dismantling joint venture into a note receivable. The note, dated February 22, 2002, matures March 1, 2009. Interest at the prime rate less 2% is payable monthly. Principal payments are due quarterly and will be in the amount of 25% of the joint venture's net income for its most recently ended quarter. All outstanding principal and interest is due at maturity. The balance of advances to this joint venture has been reclassified as of August 31, 2001 for consistent presentation with the current year. The Company records interest income on this note and certain other advances to joint ventures. This income totaled $0.5 million, $2.0 million and $2.2 million for fiscal years 2002, 2001 and 2000, respectively.

Note 9—Employee Benefits:

        In accordance with union agreements, the Company contributed to union pension plans $2.3 million, $2.6 million and $2.3 million in fiscal 2002, 2001 and 2000, respectively. These are multi-employer plans and, consequently, the Company is unable to determine its relative portion of or estimate its future liability under the plans.

        The Company has several defined contribution plans covering nonunion employees. The pension cost related to these plans totaled $1.1 million for each fiscal year 2002, 2001 and 2000.

        For certain nonunion employees, the Company also maintains a defined benefit pension plan. The following table sets forth the change in benefit obligation, change in plan assets and funded status at

August 31, 2002 and 2001 in accordance with SFAS 132, "Employer's Disclosure About Pensions and Other Postretirement Benefits" (in thousands):

	August 31,
	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of year	$6,693	$6,324
Service cost	754	690
Interest cost	501	442
Actuarial loss	500	86
Transfers	(19)	(4)
Benefits paid	(767)	(845)

Benefit obligation at end of year	$7,662	$6,693

Change in plan assets:
Fair value of plan assets at beginning of year	$5,873	$6,744
Actual return on plan assets	(872)	(596)
Employer contribution	2,441	574
Transfers	(19)	(4)
Benefits paid	(767)	(845)

Fair value of plan assets at end of year	$6,656	$5,873

Funded status:
Plan assets less than benefit obligation	$(1,006)	$(820)
Unrecognized actuarial (gain) loss	2,590	705
Unrecognized prior service cost	50	54

Prepaid (accrued) benefit cost	$1,634	$(61)

        Assumptions used each year in determining the defined benefit net pension cost are:

	August 31,
	2002	2001	2000
Weighted average discount rate	7.0%	7.0%	7.0%
Expected rate of investment return	8.0%	9.0%	9.0%
Expected rate of compensation increase	4.0%	4.0%	4.0%

        The components of net periodic pension benefit cost are (in thousands):

	Year Ended August 31,
	2002	2001	2000
Service cost	$754	$690	$698
Interest cost	501	442	402
Expected return on plan assets	(537)	(576)	(512)
Amortization of past service cost	4	4	4
Recognized actuarial loss	24		13

Net periodic pension benefit cost	$746	$560	$605

        The Company has adopted a nonqualified supplemental retirement plan for certain executives. A restricted trust fund has been established and invested in life insurance policies which can be used for plan benefits, but are subject to claims of general creditors. The trust fund and deferred compensation expense are classified as other assets. The status of this plan is summarized as follows (in thousands):

	August 31,
	2002	2001	2000
Restricted trust fund	$1,191	$1,562	$2,421
Deferred compensation expense	347	182	288
Long-term pension liability	2,174	1,705	1,575
Pension cost	305	236	166

        The trust fund assets experience stock market gains and losses, which are included in other income (expense). During fiscal 2002, 2001 and 2000, the Company recognized gains (losses) totaling $(0.4) million, $(0.7) million and $0.9 million, respectively.

        When the Company acquired Proler, it assumed a liability for deferred compensation payable to certain ex-employees of Proler. As of August 31, 2002 and 2001, the remaining liability aggregated $0.3 million and $0.7 million, respectively. These amounts are included in other long-term liabilities in the accompanying consolidated balance sheet.

Note 10—Stock Incentive Plan:

        The Company has adopted a stock incentive plan for employees, consultants and directors of the Company. The plan covers 2,400,000 shares of Class A common stock. All options have a ten-year term and, except for options granted in fiscal 1999 and 2001, become exercisable for 20% of the shares covered by the option on each of the first five anniversaries of the grant. The options granted in fiscal 1999 became fully exercisable on the first anniversary of the grant. The options granted in fiscal 2001 become exercisable as follows: 33% after one year from the date of grant, 66% after two years from the date of grant, and 100% after two and one-half years from the date of grant. The vesting periods for these options varied from the standard because the Company granted them to certain employees in lieu of annual salary revisions.

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

        Pro forma information for fiscal years 2002, 2001 and 2000 regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended August 31,
	2002	2001	2000
Risk-free interest rate	4.7%	4.8%	6.3%
Dividend yield	1.0%	1.0%	1.0%
Weighted average expected life of options	7.0 years	7.0 Years	7.5 Years
Volatility	.40	.43	.47

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

	Year Ended August 31,
	2002	2001	2000
Pro forma net income	$5,767	$7,180	$8,783
Pro forma diluted earnings per share	$0.62	$0.76	$0.90

        A summary of the Company's stock option activity and related information is as follows (in thousands, except per share amounts):

	Year Ended August 31,
	2002		2001		2000
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding—beginning of year	1,127	$17.19	918	$18.19	708	$19.60
Options granted	59	$20.01	234	$13.50	230	$14.10
Options exercised	(104)	$13.63	(5)	$12.00	(3)	$12.00
Options canceled	(10)	$17.35	(20)	$21.33	(17)	$22.58

Outstanding—end of year	1,072	$17.69	1,127	$17.19	918	$18.19

Exercisable at end of year	732	$18.76	656	$18.69	408	$20.94

Weighted-average fair value of options granted during year		$8.47		$6.51		$8.35

        Exercise prices for options outstanding as of August 31, 2002 ranged from $12.00 to $25.00. The weighted-average remaining contractual life of those options is 6.2 years.

        During fiscal 2001, the Company also issued 64,196 options to a consultant. The options were fully vested as of September 15, 2001 and expire on September 15, 2005. The exercise price is $17.42 per share. The Company recorded an expense of $0.2 million in fiscal 2001 related to this transaction.

Note 11—Segment Information:

        The Company operates in two industry segments: metal processing and recycling (Metals Recycling Business) and mini-mill steel manufacturing (Steel Manufacturing Business). Additionally, the Company is a partner in joint ventures, which are either in the metals recycling business or are suppliers of unprocessed metals. The Company also considers these to be separate segments because they are managed separately. These joint ventures are accounted for using the equity method. As such, the operating information provided below related to the joint ventures is shown separately from consolidated information, except for the Company's equity in the net income of, investment in and advances to the joint ventures.

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

        The Joint Venture Suppliers of Metals include two predominant operations. One joint venture operates self-service used auto parts yards. The Company purchases substantially all of the auto bodies that come from these yards. Another joint venture is an industrial plant demolition contractor. This joint venture dismantles industrial plants, performs environmental remediation and sells recovered metals and machinery. The Company purchases substantially all of the ferrous recycled metals generated by this joint venture.

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

	Year Ended August 31,
	2002	2001	2000
Revenues from external customers (in thousands):
Metals Recycling Business	$221,811	$205,168	$210,901
Steel Manufacturing Business	166,586	167,554	203,640
Intersegment revenues	(37,749)	(49,891)	(47,012)

Consolidated revenues	$350,648	$322,831	$367,529

        The joint ventures' revenues from external customers are as follows (in thousands):

	Year Ended August 31,
	2002	2001	2000
Joint Ventures in the Metals Recycling Business	$625,119	$555,963	$521,701
Joint Venture Suppliers of Metals	61,762	53,381	52,444

	$686,881	$609,344	$574,145

        Revenues by geographic area (in thousands):

	Year Ended August 31,
	2002	2001	2000
Metals Recycling Business:
Asia	$164,512	$130,459	$125,215
United States	57,299	74,709	85,686
Sales to Steel Manufacturing Business	(37,730)	(49,845)	(46,928)

Sales to external customers	184,081	155,323	163,973
Steel Manufacturing Business:
United States	166,586	167,554	203,640
Interdivision sales	(19)	(46)	(84)

Consolidated revenues	$350,648	$322,831	$367,529

        The Joint Ventures in the Metals Recycling Business do not maintain revenues by geographic area and it would be impracticable to provide such disclosure. Sales by the Joint Venture Suppliers of

Metals are all made to customers in the United States. See Note 8 regarding the Company's purchases from its joint ventures.

	Year Ended August 31,
	2002	2001	2000
	(in thousands)
Income (loss) from operations:
Metals Recycling Business	$11,402	$7,854	$12,873
Steel Manufacturing Business	(5,789)	4,903	7,220
Joint Ventures in the Metals Recycling Business	13,766	6,549	2,219
Joint Venture Suppliers of Metals	5,624	3,288	2,288
Corporate expense and eliminations	(8,751)	(8,494)	(9,386)
Impairment and other nonrecurring charges	(7,100)	—	—

Consolidated income from operations	$9,152	$14,100	$15,214

        In fiscal 2002, the Company reported $7.1 million of impairment and other non-recurring charges related to the Metals Recycling Business segment. The amount is shown separately to allow the reader of the financial statements to better understand the operating results.

        Income from operations from the joint ventures represents the Company's equity in the net income of these entities.

	Year Ended August 31,
	2002	2001	2000
	(in thousands)
Depreciation and amortization expense:
Metals Recycling Business	$8,903	$8,957	$8,890
Steel Manufacturing Business	9,368	9,412	9,241
Corporate expense and eliminations	360	373	230

Consolidated depreciation and amortization expense	$18,631	$18,742	$18,361

        The Company's share of depreciation and amortization expense included in the determination of the joint ventures' net income is as follows:

	Year Ended August 31,
	2002	2001	2000
	(in thousands)
Joint Ventures in the Metals Recycling Business	$6,542	$5,890	$5,888
Joint Venture Suppliers of Metals	1,132	966	782

        The following is a summary of the Company's total assets and capital expenditures:

	Year Ended August 31,
	2002	2001	2000
	(in thousands)
Total assets:
Metals Recycling Business	$119,088	$127,143	$129,454
Steel Manufacturing Business	122,036	150,715	144,477
Investment in and advances to:
Joint Ventures in the Metals Recycling Business	90,433	105,522	99,446
Joint Venture Suppliers of Recycled Metal	6,006	6,101	5,326
Corporate	67,443	36,389	47,586

	$405,006	$425,870	$426,289

Capital expenditures:
Metals Recycling Business	$5,962	$5,358	$9,112
Steel Manufacturing Business	3,182	3,591	1,566
Corporate	425	348	54

	$9,569	$9,297	$10,732

        In fiscal years 2002, 2001 and 2000, one customer accounted for 9%, 10% and 15% of the Company's consolidated revenues, respectively.

        The Joint Ventures in the Metals Recycling Business have significant customers. During fiscal 2002, one customer accounted for 11% of combined revenues for these joint ventures, while during fiscal 2001, no single customer accounted for more than 10% of combined revenues for these joint ventures. During fiscal 2000, one customer accounted for 22% of combined revenues for these joint ventures.

Note 12—Summarized Financial Information of Joint Ventures:

        A summary of combined operations of joint ventures in which the Company is a partner is as follows:

	Year Ended August 31,
	2002	2001
	(in thousands)
Current assets	$130,284	$144,534
Noncurrent assets	126,252	125,449

	$256,536	$269,983

Current liabilities	$79,740	$98,407
Noncurrent liabilities	35,894	9,636
Partners' equity	140,902	161,940

	$256,536	$269,983

	Year Ended August 31,
	2002	2001	2000
	(in thousands)
Revenues	$686,881	$609,344	$574,145

Income from operations	$39,833	$13,526	$8,813

Net income before taxes	$39,824	$19,477	$7,750

        The Company performs some administrative services and provides operation and maintenance of management information systems to some of these joint ventures. These administrative charges totaled $0.1 million in fiscal years 2002 and 2001 and $0.2 million in fiscal year 2000.

        Advances from and to joint venture partnerships from the Company are included in noncurrent assets and liabilities above. Certain advances bear interest.

Note 13—Quarterly Financial Data (Unaudited) (in thousands, except per share amounts):

	Fiscal Year 2002
	First	Second	Third	Fourth
Revenues	$76,834	$78,362	$95,363	$100,089
Income from operations excluding impairment and nonrecurring charges	3,328	3,599	4,671	7,332
Impairments and non-recurring charges	—	(2,260)	—	(4,840)

Total Income from operations	3,328	1,339	4,671	2,492

Net Income (loss)	2,044	(1,054)	3,367	2,196
Net income excluding impairments and non-recurring charges	2,044	754	3,367	6,344
Diluted earnings per share	0.22	$(0.12)	$0.36	$0.23
Diluted earnings per share excluding impairments and non-recurring charges	$0.22	$0.08	$0.36	$0.67
	Fiscal Year 2001
	First	Second	Third	Fourth
Revenues	$87,036	$87,849	$77,046	$70,900
Income from operations	2,737	3,600	1,974	5,789
Net income	1,355	2,105	1,465	2,994
Diluted earnings per share	$0.14	$0.22	$0.16	$0.32
	Fiscal Year 2000
	First	Second	Third	Fourth
Revenues	$77,834	$83,613	$105,310	$100,772
Income from operations	3,454	5,527	5,159	1,073
Net income	1,998	2,144	3,983	2,240
Diluted earnings per share	$0.20	$0.22	$0.40	$0.23

Schedule II—Valuation and Qualifying Accounts

For the Years Ended August 31, 2002, 2001, 2000

(In thousands)

Column A	Column B	Column C—Additions		Column D	Column E
Description	Balance at beginning of period	Charged to cost and expenses	Charged to other accounts	Deductions	Balance at end of period
Fiscal 2002
Allowance for doubtful accounts	920	(15)			905
Inventories—net realizable value	1,338	(267)			1,071
Deferred tax asset valuation allowance	7,024			(838)	6,186
Fiscal 2001
Allowance for doubtful accounts	670	250			920
Inventories—net realizable value	1,536	(198)			1,338
Deferred tax asset valuation allowance	7,863			(839)	7,024
Fiscal 2000
Allowance for doubtful accounts	638	32			670
Inventories—net realizable value	5,330			(3,794)	1,536
Deferred tax asset valuation allowance	10,856			(2,993)	7,863

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders
of Schnitzer Steel Industries, Inc.

        Our audits of the consolidated financial statements referred to in our report dated October 1, 2002 appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Portland, Oregon
October 1, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        NONE.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding directors is included under "Election of Directors" in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report. Information required by Item 405 of Regulation S-K is included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is included under "Executive Compensation" in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information with respect to security ownership of certain beneficial owners and management is included under "Voting Securities and Principal Shareholders" in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to securities authorized for issuance under equity compensation plans is included under "Equity Compensation Plan Information" in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is included under "Certain Transactions" in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

        Schnitzer Steel Industries, Inc. management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 within 90 days of the filing of this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
1.    The following financial statements are filed as part of this report:

    See Index to Consolidated Financial Statements and Schedule on page 32 of this report.

  2.
  The following schedule and report of independent accountants are filed as part of this report:

Page
Schedule II Valuation and Qualifying Accounts	66
Report of Independent Accountants on Financial Statement Schedule	67

    All other schedules are omitted as the information is either not applicable or is not required.

  3.
  Exhibits:

3.1	1993 Restated Articles of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, Registration No. 33-69352 (the Form S-1).
3.2	Restated Bylaws of the Registrant. Filed as Exhibit 3.2 to Registrant's Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference.
9.1
Schnitzer Steel Industries Inc. 2001 Restated Voting Trust and Buy-Sell Agreement dated March 26, 2001. Filed as Exhibit 9.1 to Registrant's Form 10-K for the fiscal year ended August 31, 2001 and incorporated herein by reference.
10.1
Lease Agreement dated September 1, 1988 between Schnitzer Investment Corp. and the Registrant, as amended, relating to the Corporate Headquarters and incorporated by reference to Exhibit 10.1 to the Form S-1.
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
10.13
Third Amendment to Lease dated February 1998 between Schnitzer Investment Corp. and the Registrant, relating to Portland recycled metals recycling operation. Filed as Exhibit 10.25 to Registrant's Form 10-K for the fiscal year ended August 31, 2000, and incorporated herein by reference.
10.14
Fourth Amendment to Lease dated July 1, 1998, between Schnitzer Investment Corp. and the Registrant, relating to Portland recycled metals recycling operation. Filed as Exhibit 10.26 to Registrant's Form 10-K for the fiscal year ended August 31, 2000, and incorporated herein by reference.
10.15
Letter dated March 22, 1999 amending the lease between Schnitzer Investment Corp. and the Registrant related to the Portland recycled metals recycling operation. Filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended November 30, 2001, and incorporated herein by reference.
10.16
Lease Agreement dated September 1, 1988 between Schnitzer Investment Corp. and the Registrant, as amended, relating to the Sacramento metals recycling operation. Incorporated by reference to Exhibit 10.4 to the Form S-1.
10.17
Amendment of lease dated February 8, 1995 between Schnitzer Investment Corp. and the Registrant, relating to the Sacramento metals recycling operation. Filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.
10.18
Second Amended Shared Services Agreement dated September 13, 1993 between the Registrant and certain entities controlled by shareholders of the Registrant. Incorporated by reference to Exhibit 10.5 to the Form S-1.

10.19
Amendment dated September 1, 1994 to Second Amended Shared Services Agreement between the Registrant and certain entities controlled by shareholders of the Registrant. Filed as Exhibit 10.6 to Registrant's Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference.
*10.20	1993 Stock Incentive Plan of the Registrant. Filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended February 28, 2002, and incorporated herein by reference.
*10.21	Supplemental Executive Retirement Bonus Plan of the Registrant. Filed as Exhibit 10.24 to Registrant's Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference.
*10.22
Amendment to the Supplemental Executive Retirement Bonus Plan of the Registrant effective January 1, 2002. Filed as Exhibit 10.25 to Registrant's Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference.
*10.23
Deferred Bonus Agreement between the Company and an executive officer. Filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarterly period ended May 31, 1996, and incorporated herein by reference.
*10.24	Schnitzer Steel Industries, Inc. Economic Value Added Bonus Plan. Filed as Exhibit 10.27 to Registrant's Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference.
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Accountants.
24.1	Powers of Attorney
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract or compensatory plan or arrangement

(b)  Reports on Form 8-K

  No reports on Form 8-K were required to be filed by the Registrant during the fourth quarter of the fiscal year ended August 31, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
Dated:	November 22, 2002	By:	/s/ BARRY A. ROSEN Barry A. Rosen Vice President, Finance and Treasurer and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant: November 22, 2002 in the capacities indicated.

Signature	Title
Principal Executive Officer:
*ROBERT W. PHILIP Robert W. Philip	President and Chief Executive Officer and Director
Principal Financial Officer:
/s/ BARRY A. ROSEN Barry A. Rosen	Vice President, Finance and Treasurer and Chief Financial Officer
Principal Accounting Officer:
/s/ KELLY E. LANG Kelly E. Lang	Vice President, Corporate Controller
Directors:
*ROBERT S. BALL Robert S. Ball	Director
*WILLIAM S. FURMAN William S. Furman	Director
*CAROL S. LEWIS Carol S. Lewis	Director
*SCOTT LEWIS Scott Lewis	Director

*KENNETH M. NOVACK Kenneth M. Novack		Director
*JEAN S. REYNOLDS Jean S. Reynolds		Director
*DORI SCHNITZER Dori Schnitzer		Director
*GARY SCHNITZER Gary Schnitzer		Director
*LEONARD SCHNITZER Leonard Schnitzer		Director
*RALPH R. SHAW Ralph R. Shaw		Director
*By:	/s/ BARRY A. ROSEN Attorney-in-fact, Barry A. Rosen

CERTIFICATION

I, Robert W. Philip, certify that:

1.
I have reviewed this annual report on Form 10-K of Schnitzer Steel Industries, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 22, 2002

/s/ ROBERT W. PHILIP Robert W. Philip President and Chief Executive Officer

CERTIFICATION

I, Barry A. Rosen, certify that:

1.
I have reviewed this annual report on Form 10-K of Schnitzer Steel Industries, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 22, 2002

/s/ BARRY A. ROSEN Barry A. Rosen Vice President, Finance and Treasurer, and Chief Financial Officer

INDEX TO EXHIBITS

3.1	1993 Restated Articles of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, Registration No. 33-69352 (the Form S-1).
3.2	Restated Bylaws of the Registrant. Filed as Exhibit 3.2 to Registrant's Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference.
9.1
Schnitzer Steel Industries, Inc. 2001 Restated Voting Trust and Buy-Sell Agreement dated March 26, 2001. Filed as Exhibit 9.1 To Registrants Form 10-K for the rascal year ended August 31, 2001, and incorporated herein by reference.
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
10.13
Third Amendment to Lease dated February 1998, between Schnitzer Investment Corp. and the Registrant relating to Portland recycled metals recycling operation. Filed as Exhibit 10.25 to Registrant's Form 10-K for the fiscal year ended August 31, 2000, and incorporated herein by reference.
10.14
Fourth Amendment to Lease dated July 1, 1998, between Schnitzer Investment Corp. and the Registrant relating to Portland recycled metals recycling operation. Filed as Exhibit 10.26 to Registrant's Form 10-K for the fiscal year ended August 31, 2000, and incorporated herein by reference
10.15
Letter dated March 22, 1999 amending the lease between Schnitzer Investment Corp. and the Registrant relating to the Portland recycled metals recycling operation. Filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended November 30, 2001, and incorporated herein by reference.
10.16
Lease Agreement dated September 1, 1988 between Schnitzer Investment Corp. and the Registrant, as amended, relating to the Sacramento metals recycling operation. Incorporated by reference to Exhibit 10.4 to the Form S-1.
10.17
Amendment of lease dated February 8, 1995 between Schnitzer Investment Corp. and the Registrant, relating to the Sacramento metals recycling operation. Filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.
10.18
Second Amended Shared Services Agreement dated September 13, 1993 between the Registrant and certain entities controlled by shareholders of the Registrant. Incorporated by reference to Exhibit 10.5 to the Form S-1.
10.19
Amendment dated September 1, 1994 to Second Amended Shared Services Agreement between the Registrant and certain entities controlled by shareholders of the Registrant. Filed as Exhibit 10.6 to Registrant's Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference.
*10.20	1993 Stock Incentive Plan of the Registrant. Filed as Exhibit 10.1 to Registrant's Form 10-Q for quarter ended February 28, 2002, and incorporated herein by reference.
*10.21	Supplemental Executive Retirement Bonus Plan of the Registrant. Filed as Exhibit 10.24 to Registrant's Form 10-K for fiscal year ended August 31, 2001, and incorporated herein by reference.
*10.22
Amendment to the Supplemental Executive Retirement Bonus Plan of the Registrant effective January 1, 2002. Filed as Exhibit 10.25 to Registrant's Form 10-K for fiscal year ended August 31, 2001, and incorporated herein by reference.

*10.23
Deferred Bonus Agreement between the Company and an executive officer. Filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarterly period ended May 31, 1996, and incorporated herein by reference.
*10.24	Schnitzer Steel Industries, Inc. Economic Value Added Bonus Plan. Filed as Exhibit 10.27 to Registrant's Form 10-K for fiscal year ended August 31, 2001, and incorporated herein by reference.
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Accountants.
24.1	Powers of Attorney.
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 4(a). EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT ACCOUNTANTS
SCHNITZER STEEL INDUSTRIES, INC. CONSOLIDATED BALANCE SHEET (in thousands, except per share amounts)
SCHNITZER STEEL INDUSTRIES, INC. CONSOLIDATED STATEMENT OF OPERATIONS (in thousands, except per share amounts)
SCHNITZER STEEL INDUSTRIES, INC. CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (in thousands)
SCHNITZER STEEL INDUSTRIES, INC. CONSOLIDATED STATEMENT OF CASH FLOWS (in thousands)
SCHNITZER STEEL INDUSTRIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Schedule II—Valuation and Qualifying Accounts For the Years Ended August 31, 2002, 2001, 2000 (In thousands)
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
INDEX TO EXHIBITS