Form 10-Q
period 2002-11-30
SCHNITZER STEEL INDUSTRIES INC
filed 2003-01-10
CIK 912603

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2002, or

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


The Registrant had 5,024,688 shares of Class A Common Stock, par value of $1.00 per share, 4,179,858 shares of Class B Common Stock, par value of $1.00 per share, outstanding at December 1, 2002.

================================================================================

                        SCHNITZER STEEL INDUSTRIES, INC.

                                      INDEX
                                      -----






                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Consolidated Balance Sheet at November 30, 2002
    and August 31, 2002.....................................................3

Consolidated Statement of Income for the Three Months
    Ended November 30, 2002.................................................4

Consolidated Statement of Shareholders' Equity for the
    Year Ended August 31, 2002 and the Three Months
    Ended November 30, 2002.................................................5

Consolidated Statement of Cash Flows for the
    Three Months Ended November 30, 2002 and 2001...........................6

Notes to Consolidated Financial Statements..................................7

Management's Discussion and Analysis of
   Financial Condition and Results of Operations...........................12

Quantitative and Qualitative Disclosures About Market Risk.................20

Controls and Procedures....................................................20

PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K...........................................21

SIGNATURE PAGE.............................................................23

CERTIFICATIONS.............................................................24

                        SCHNITZER STEEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except per share amounts)

                                                                  Nov. 30,     Aug. 31,
                                                                    2002         2002
                                                                  --------     --------
                                                                (Unaudited)   (Audited)
                                 Assets
                                 ------
Current Assets:
     Cash                                                         $  2,608     $ 32,974
     Accounts receivable, less allowance for
        doubtful accounts of $1,005 and $905                        18,406       31,126
     Accounts receivable from related parties                          894          813
     Inventories (Note 2)                                           72,952       57,917
     Deferred income taxes                                           3,966        3,966
     Other                                                           4,817        4,911
                                                                  --------     --------
            Total current assets                                   103,643      131,707

Net property, plant and equipment                                  111,987      111,759

Other assets:
     Investment in and advances to joint venture partnerships      100,715       96,440
     Notes receivable, net of current portion                       26,035       27,067
     Goodwill                                                       35,754       35,754
     Intangibles and other                                           2,154        2,279
                                                                  --------     --------

                                                                  $380,288     $405,006
                                                                  ========     ========

                  Liabilities and Shareholders' Equity
                  ------------------------------------
Current liabilities:
     Current portion of long-term debt                            $ 37,620     $ 60,220
     Accounts payable                                               14,139       18,205
     Accrued payroll liabilities                                     4,326        5,887
     Current portion of environmental liabilities                    3,028        3,030
     Other accrued liabilities                                       5,232        5,014
                                                                  --------     --------
             Total current liabilities                              64,345       92,356

Deferred income taxes                                               30,859       30,860

Long-term debt, net of current portion                               8,210        8,305

Environmental liabilities, net of current portion                   17,733       18,045

Other long-term liabilities                                          2,780        2,492

Commitments and contingencies

Shareholders' equity:
     Preferred stock--20,000 shares authorized, none issued
     Class A common stock--75,000 shares $1 par value
         authorized, 5,025 shares issued and outstanding             5,025        5,025
     Class B common stock--25,000 shares $1 par value
         authorized, 4,180 shares issued and outstanding             4,180        4,180
     Additional paid-in capital                                     96,074       96,074
     Retained earnings                                             151,082      147,669
                                                                  --------     --------
             Total shareholders' equity                            256,361      252,948
                                                                  --------     --------

                                                                  $380,288     $405,006
                                                                  ========     ========

         The accompanying notes are an integral part of this statement

                        SCHNITZER STEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
               (in thousands, except per share amounts, unaudited)

                                                           For The Three Months
                                                            Ended November 30,
                                                          ----------------------
                                                            2002          2001
                                                          --------      --------
Revenues                                                  $ 76,500      $ 76,834

Cost and expenses:
      Cost of goods sold and other operating expenses       69,466        71,510
      Selling and commission expenses                          763           847
      General and administrative expenses                    5,883         5,837
                                                          --------      --------

Income (loss) from wholly-owned operations                     388        (1,360)

Income from joint ventures                                   5,045         4,871
                                                          --------      --------

Income from operations                                       5,433         3,511

Other income (expense):
      Interest expense                                        (354)         (777)
      Other income                                               3           186
                                                          --------      --------

                                                              (351)         (591)
                                                          --------      --------

Income before income taxes                                   5,082         2,920

Income tax provision                                        (1,208)         (876)
                                                          --------      --------

Net income                                                $  3,874      $  2,044
                                                          ========      ========



Basic earnings per share                                  $   0.42      $   0.22
                                                          ========      ========


Diluted earnings per share                                $   0.41      $   0.22
                                                          ========      ========

         The accompanying notes are an integral part of this statement

                        SCHNITZER STEEL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            (in thousands, unaudited)

                                         Class A                 Class B
                                       Common Stock            Common Stock       Additional
                                   --------------------    --------------------    Paid-in    Retained
                                    Shares      Amount      Shares      Amount     Capital    Earnings    Total
                                   --------    --------    --------    --------    --------   --------   --------

Balance at August 31, 2001            4,896    $  4,896       4,304    $  4,304    $ 95,923   $142,946   $248,069

Class B common stock converted
    to Class A common stock             124         124        (124)       (124)
Class A common stock repurchased        (99)        (99)                             (1,157)               (1,256)
Class A common stock issued             104         104                               1,308                 1,412
Net income                                                                                       6,553      6,553
Dividends paid                                                                                  (1,830)    (1,830)
                                   --------    --------    --------    --------    --------   --------   --------

Balance at August 31, 2002            5,025       5,025       4,180       4,180      96,074    147,669    252,948

Net income                                                                                       3,874      3,874
Dividends paid                                                                                    (461)      (461)
                                   --------    --------    --------    --------    --------   --------   --------

Balance at November 30, 2002          5,025    $  5,025       4,180    $  4,180    $ 96,074   $151,082   $256,361
                                   ========    ========    ========    ========    ========   ========   ========

         The accompanying notes are an integral part of this statement

                        SCHNITZER STEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands, unaudited)

                                                         For The Three Months
                                                          Ended November 30,
                                                        ----------------------
                                                          2002          2001
                                                        --------      --------
Operations:
Net income                                              $  3,874      $  2,044
Noncash items included in income:
   Depreciation and amortization                           4,029         4,717
   Equity in income of joint ventures                     (5,045)       (4,871)
   Loss on disposal of assets                                 16            19
Cash provided (used) by changes in working capital:
   Accounts receivable                                    12,659         5,431
   Inventories                                           (15,035)        3,785
   Prepaid expenses and other                                 74          (566)
   Accounts payable                                       (4,066)       (1,465)
   Accrued liabilities                                    (1,343)       (1,859)
   Other assets and liabilities                            1,118           549
                                                        --------      --------

Net cash (used) provided by operations                    (3,719)        7,784
                                                        --------      --------

Investing:
Capital expenditures                                      (4,231)       (2,150)
Cash received from joint ventures                          1,005        16,064
Cash paid to joint ventures                                 (284)       (8,970)
Proceeds from sale of assets                                  18            22
                                                        --------      --------

Net cash (used) provided by investments                   (3,492)        4,966
                                                        --------      --------

Financing:
Repurchase of Class A common stock                                        (620)
Dividends declared and paid                                 (461)         (456)
Decrease in long-term debt                               (22,694)       (5,770)
                                                        --------      --------

Net cash used by financing                               (23,155)       (6,846)
                                                        --------      --------

Net (decrease) increase in cash                          (30,366)        5,904

Cash at beginning of period                               32,974         1,877
                                                        --------      --------

Cash at end of period                                   $  2,608      $  7,781
                                                        ========      ========

         The accompanying notes are an integral part of this statement

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002 AND 2001
                                   (Unaudited)

Note 1 - Summary of Significant Accounting Policies:

         Basis of Presentation
         ---------------------

         The accompanying unaudited interim financial statements of Schnitzer Steel Industries, Inc. (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, management suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the fiscal year ended August 31, 2002. The results for the three months ended November 30, 2002 and 2001 are not necessarily indicative of the results of operations for the entire year.

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

                                                       For the Three Months
                                                         Ended November 30,

                                                         2002          2001
                                                       -------        -------

            Net income                                 $ 3,874        $ 2,044
                                                       =======        =======

            Computation of shares:
              Average common shares outstanding          9,205          9,162
              Stock options                                150             13
                                                       -------        -------
              Diluted average common shares
                 outstanding                             9,355          9,175
                                                       =======        =======

            Basic EPS                                  $  0.42        $  0.22
                                                       =======        =======


            Diluted EPS                                $  0.41        $  0.22
                                                       =======        =======


            Dividend per share                         $  0.05        $  0.05
                                                       =======        =======

         Options to purchase 501,700 and 1,021,000 shares were outstanding at November 30, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002 AND 2001
                                   (Unaudited)

         Goodwill
         --------
         In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards Nos. 141 and 142 (SFAS 141 and SFAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." SFAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. Effective September 1, 2002, the Company adopted SFAS No. 142. This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach. Under SFAS 142, the Company will perform impairments tests on the book value of goodwill and other indefinite-lived intangible assets as of the adoption date. Thereafter, impairments tests will be performed annually and whenever events and circumstances indicate that the value of goodwill and other indefinite-lived intangible assets might be impaired. The Company is in the process of testing goodwill for impairment and anticipates the testing will be completed by the end of the second quarter of fiscal 2003.

         The following table presents a reconciliation of reported net income and income per share, as if SFAS 142 had been in effect:

                                                      For the Three Months
                                                        Ended November 30,
                                                      (in thousands, except
                                                        per share amounts)
                                                     --------------------------

                                                        2002             2001
                                                     ---------        ---------
            Reported net income                      $   3,874        $   2,044
            Goodwill amortization, net of tax             --                239
                                                     ---------        ---------
            Adjusted net income                      $   3,874        $   2,283
                                                     =========        =========

            Reported basic income per share          $    0.42        $    0.22
            Goodwill amortization, net of tax             --               0.03
                                                     ---------        ---------
            Adjusted basic income per share          $    0.42        $    0.25
                                                     =========        =========

            Reported diluted income per share        $    0.41        $    0.22
            Goodwill amortization, net of tax             --               0.03
                                                     ---------        ---------
            Adjusted diluted income per share        $    0.41        $    0.25
                                                     =========        =========

                                                    November 30,      August 31,
                                                        2002             2002
                                                     ---------        ---------
            Goodwill balance (in thousands):         $  35,754        $  35,754
                                                     =========        =========

         New Accounting Pronouncements

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations". SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002 and was adopted by the Company effective September 1, 2002. The adoption of this standard did not have a material impact on the consolidated financial statements.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002 AND 2001
                                   (Unaudited)

         On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 superceded SFAS 121. SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 was effective for the Company for all financial statements issued beginning September 1, 2002. The adoption of this standard did not have a material effect on the consolidated financial statements.

         In May 2002, the FASB issued SFAS No. 145, (SFAS 145) "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections." Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The adoption of this statement did not have a material impact on the consolidated financial statements.

         Reclassifications
         -----------------
         Certain prior year amounts have been reclassified to conform to fiscal 2003 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

Note 2 - Inventories:

         Inventories consisted of the following (in thousands):

                                 November 30,    August 31,
                                     2002           2002
                                   -------        -------
                                 (Unaudited)     (Audited)

            Recycled metals        $25,592        $13,432
            Work in process          8,569          6,495
            Finished goods          25,973         25,245
            Supplies                12,818         12,745
                                   -------        -------

                                   $72,952        $57,917
                                   =======        =======

Note 3 - Segment Information:

         The Company operates in two industry segments: metal processing and recycling (Metals Recycling Business) and mini-mill steel manufacturing (Steel Manufacturing Business). Additionally, the Company is a partner in joint ventures, which are in the metals recycling business or which are suppliers of unprocessed metals. The Joint Ventures in the Metals Recycling Business sell recycled metals that have been processed at their facilities (Processing) and also buy and sell processed metals (Trading). The Company considers all joint ventures to be separate

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002 AND 2001
                                   (Unaudited)

         business segments because they are managed separately. These joint ventures are accounted for using the equity method. As such, the operating information provided below related to the joint ventures is shown separately from consolidated information, except for the Company's equity in the income from the joint ventures. The information was obtained from internal data that was provided to the Company's chief operating decision-makers for the purpose of corporate management. The Company does not allocate corporate interest income and expense, income taxes or other income and expenses related to corporate activity to its operating segments. Assets and capital expenditures are not shown for the joint ventures as management does not use that information to allocate resources or assess performance. (See Note 4.)

         Revenues from external customers for the Company's wholly-owned operations are as follows (in thousands):


                                               For the Three Months Ended
                                               November 30,    November 30,
                                                  2002             2001
                                                --------         --------

            Metals Recycling Business           $ 45,574         $ 48,441
            Steel Manufacturing Business          42,830           36,402
            Intersegment revenues                (11,904)          (8,009)
                                                --------         --------
            Consolidated revenues               $ 76,500         $ 76,834
                                                ========         ========

         The joint ventures' revenues from external customers are as follows (in thousands):

                                                    For the Three Months Ended
                                                    November 30,    November 30,
                                                       2002             2001
                                                     --------         --------
            Joint Ventures in the Metals
               Recycling Business:
                 Processing                          $104,570        $120,827
                 Trading                               50,532          30,912
            Joint Venture Suppliers of Metals          13,880          14,139
                                                     --------        --------
            Total revenues                           $168,982        $165,878
                                                     ========        ========

         The Company's income (loss) from operations is as follows (in thousands):

                                                     For the Three Months Ended
                                                     November 30,   November 30,
                                                         2002            2001
                                                       -------         -------

            Metals Recycling Business                  $ 3,096         $   978
            Steel Manufacturing Business                (1,257)           (248)
            Joint Ventures in the Metals
               Recycling Business                        3,070           3,699
            Joint Venture Suppliers of Metals            1,975           1,172
            Corporate expense                           (2,024)         (1,966)
            Intercompany eliminations                      573            (124)
                                                       -------         -------

            Consolidated income from operations        $ 5,433         $ 3,511
                                                       =======         =======

         Income from operations generated by the joint ventures represents the Company's equity in the income or loss of these entities.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002 AND 2001
                                   (Unaudited)

         The Company's share of depreciation and amortization expense included in the determination of joint ventures' income from operations is as follows:

                                                  For the Three Months Ended
                                                  November 30,   November 30,
                                                      2002            2001
                                                    -------         -------
            Joint Ventures in the Metals
               Recycling Business                    1,721           1,621
            Joint Venture Suppliers of Metals          565             527

Note 4 - Subsequent Event:

         On January 10, 2003, the Company announced that its wholly-owned subsidiary, Norprop, Inc., signed a definitive agreement to purchase the stock of Pick and Pull Auto Dismantling, Inc., which is Norprop's 50% partner in Pick-N-Pull Auto Dismantlers, a California general partnership (the "Joint Venture"). In addition, Norprop agreed to buy Pick-N-Pull Auto Dismantlers, Stockton, LLC. ("Stockton"), which is not part of the Joint Venture, but operates the single largest volume Pick-N-Pull store. Both of the entities being acquired are owned by Bob Spence, who has managed the business of the Joint Venture.

         The Joint Venture stores together with Stockton ("Pick-N-Pull") are one of the country's leading self service used auto parts and auto dismantling networks with twenty-three (23) locations in northern California and five other states.

         The acquisition is expected to close in mid-February 2003. The estimated purchase price is approximately $85 million, subject to adjustment for certain year-end balance sheet items and environmental liabilities, if any. The estimated purchase price includes the assumption of approximately $10 million of net debt, approximately $6 million of which represents amounts currently owed to Schnitzer. In addition to typical closing conditions, the transaction is contingent upon satisfactory completion of environmental due diligence on Pick-N-Pull's facilities. The agreement also provides for a purchase price adjustment approximately one year after closing based upon the operating results of the acquired business. The Company anticipates the Pick-N-Pull acquisition will be accretive to earnings.

                        SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

General

The Company operates in two industry segments. The Company's Metals Recycling Business collects, processes and recycles steel scrap through its facilities located on the West Coast, with major facilities in Oakland, California, Portland, Oregon and Tacoma, Washington. The Company's Steel Manufacturing Business operates a mini-mill near Portland, Oregon, which produces finished steel products. In addition, the Steel Manufacturing Business owns a distribution facility in Southern California, and leases space in a facility in Southern California and one in Central California. Additionally, the Company is a partner in joint ventures that are either in the metals recycling business or are suppliers of unprocessed metals. The Joint Ventures in the Metals Recycling Business sell recycled metals that have been processed at their facilities (Processing) and also buy and sell processed metals (Trading).

Results of Operations

The Company's revenues and operating results by business segment are summarized below (in thousands):

                                                      For the Three Months Ended
                                                      November 30,  November 30,
                                                          2002          2001
                                                        --------      --------
                                                              (unaudited)
      REVENUES:
      Metals Recycling Business:
           Ferrous sales                                $ 33,930      $ 36,993
           Nonferrous sales                               10,115         9,890
           Other sales                                     1,529         1,558
                                                        --------      --------
               Total sales                                45,574        48,441

      Ferrous sales to Steel Manufacturing Business      (11,904)       (8,009)
      Steel Manufacturing Business                        42,830        36,402
                                                        --------      --------
               Total                                    $ 76,500      $ 76,834
                                                        ========      ========

      INCOME (LOSS) FROM OPERATIONS:
      Metals Recycling Business                         $  3,096      $    978
      Steel Manufacturing Business                        (1,257)         (248)
      Joint Ventures in the Metals Recycling Business      3,070         3,699
      Joint Venture Suppliers of Metals                    1,975         1,172
      Corporate expense                                   (2,024)       (1,966)
      Intercompany eliminations                              573          (124)
                                                        --------      --------
               Total                                    $  5,433      $  3,511
                                                        ========      ========

      NET INCOME                                        $  3,874      $  2,044
                                                        ========      ========

                        SCHNITZER STEEL INDUSTRIES, INC.

The Joint Ventures' revenues and results of operations were as follows (in thousands):

                                                                  For the Three Months Ended
                                                                   November 30,  November 30,
                                                                       2002         2001
                                                                     --------     --------
                                                                          (unaudited)
      Total revenues from external customers recognized by:
        Joint Ventures in the Metals Recycling Business:
             Processing                                              $104,570     $120,827
             Trading                                                   50,532       30,912
        Joint Venture Suppliers of Metals                              13,880       14,139
                                                                     --------     --------
                                                                     $168,982     $165,878
                                                                     ========     ========

      Income from joint ventures recognized by the Company from:
        Joint Ventures in the Metals Recycling Business              $  3,070     $  3,699
        Joint Venture Suppliers of Metals                               1,975        1,172
                                                                     --------     --------
                                                                     $  5,045     $  4,871
                                                                     ========     ========

The following table summarizes certain selected operating data for the Company and its joint venture businesses:

                                                                  For the Three Months Ended
                                                                   November 30,  November 30,
                                                                       2002         2001
                                                                     --------     --------
                                                                          (unaudited)
      SHIPMENTS (in thousands):

      METALS RECYCLING BUSINESS:
      Ferrous recycled metal (long tons):
        To Steel Manufacturing Business                                   115           93
        To other unaffiliated domestic customers                           38            6
        To export customers                                               142          249
                                                                     --------     --------
             Total ferrous recycled metal                                 295          348
                                                                     ========     ========

      Nonferrous metal (pounds)                                        25,500       29,100
                                                                     ========     ========

      STEEL MANUFACTURING BUSINESS
      Finished steel products (net tons)                                  142          124
                                                                     ========     ========


         JOINT VENTURES IN THE METALS RECYCLING BUSINESS

         Ferrous recycled metal (long tons):
           Processing                                                     637          894
                                                                     ========     ========
           Trading                                                        388          240
                                                                     ========     ========

First Quarter Fiscal 2003 Compared to First Quarter Fiscal 2002
---------------------------------------------------------------

General. In the first quarter of fiscal 2003, the Metals Recycling Business experienced market conditions not seen since before the 1997 Asian financial crisis. Prices began to rise in early calendar 2002 as supplies of ferrous recycled metals from the countries of the former Soviet Union decreased as a result of export tariffs and outright bans in certain countries. By the end of the Company's 2002 fiscal year, foreign steel producers were delaying their purchases in an attempt to lower buying prices. By the end of the first quarter, foreign buyers needed to replenish their inventories at price levels that were at or above prices recognized in the first two months of the quarter. As a

                        SCHNITZER STEEL INDUSTRIES, INC.

result, the Metals Recycling Business' ferrous sales volumes decreased in the first quarter of fiscal 2003; however, increased order volume began late in the first quarter of fiscal 2003 and is anticipated to continue through the second fiscal quarter. The Joint Ventures in the Metals Recycling Business were affected by the same supply and demand situation as the Company's wholly-owned Metals Recycling Business. Improved demand for nonferrous recycled metals, particularly from China, boosted selling prices, though the West Coast longshoreman's lockout had a small effect by temporarily deferring sales volumes and increasing freight costs.

The Steel Manufacturing Business saw higher sales volumes and selling prices in the first quarter of fiscal 2003 compared with the first quarter of fiscal 2002. The sales volume increases were driven by wire rod sales. Anti-dumping and countervailing duties preliminarily determined by the U.S. Department of Commerce in April 2002 and finally confirmed by the U.S. International Trade Commission in October 2002 made domestic wire rod products more competitive with imported products. The Steel Manufacturing Business turned this price parity with imported wire products into increased sales and market share. On the other hand, the Company believes that merchant bar and rebar prices have not seen a significant positive impact from tariffs imposed in March 2002 by the Federal Government under section 201 of the Trade Act of 1974. However, merchant bar selling prices have increased modestly industry-wide in order to adjust up to the cash costs of production. In the first quarter of fiscal 2003, the Steel Manufacturing Business nearly completed two capital projects to the rolling mill, which allow it to now produce higher margin specialty wire products and to improve the packaging of coiled products. Production costs per ton for the Steel Manufacturing Business declined as production in the melt shop and the rolling mills increased by 23% and 33%, respectively, compared with the first quarter of fiscal 2002. However, this improvement was partially offset by higher raw material prices.

Net income for the first quarter of fiscal 2003 compared with the same quarter in the previous fiscal years benefited from higher average selling prices for ferrous recycled metals, decreased depreciation and amortization expense, a lower tax rate (see "Income Tax Provision" below) and a positive impact from intercompany profit eliminations. Depreciation expense was $0.4 million lower due to the Company reducing its asset base during fiscal 2002. Amortization expense decreased by $0.3 million as the Company implemented FAS 142 in fiscal 2003, which eliminates goodwill amortization. Also, in the first quarter of fiscal 2003, income from operations benefited by $0.6 million as a result of a decrease from the beginning to the end of the quarter in the amount of intercompany profit eliminations. Profit on intercompany sales of ferrous metals by the Metals Recycling Business to the Steel Manufacturing Business is eliminated until the Steel Manufacturing Business converts the ferrous metals into finished products and sells them to third parties. The decrease in intercompany profit eliminations occurred as higher margin ferrous metals sold to the Steel Manufacturing Business in the fourth quarter of fiscal 2002 flowed through the inventories of the Steel Manufacturing Business in the first quarter of fiscal 2003, and were replaced through intercompany sales at the lower margins prevailing during this quarter.


REVENUES. Consolidated revenues for the three months ended November 30, 2002, decreased $0.3 million to $76.5 million compared with the first quarter of fiscal 2002.

For the first quarter of fiscal 2003, revenues for the Metals Recycling Business, before intercompany eliminations, decreased $2.9 million (6%) compared with the first quarter of fiscal 2002 primarily due to lower ferrous export sales volumes. Total ferrous sales volumes decreased 53,100 tons (15%) due primarily to the market conditions previously mentioned. Partially offsetting the decrease in ferrous export sales volumes were increased sales volumes to the Steel Manufacturing Business and external domestic customers. Sales volumes to the Steel Manufacturing Business increased 21,600 tons (23%) to 115,000 tons as the melt shop ramped up billet production. Sales volumes to external domestic customers increased 31,700 tons (562%) reflecting increased sales to a Pacific Northwest steel manufacturer. The average sales price net of shipping costs (average net sales price) for ferrous metals increased $15 per ton (17%) to $102 per ton from the first quarter of fiscal 2002 due to the lower supplies and tight inventories of recycled metals suppliers. Nonferrous sales volume decreased 12%, which was primarily attributable to the West Coast longshoreman's lockout and discontinuing the purchase and sale of a certain nonferrous metal commodity.

                        SCHNITZER STEEL INDUSTRIES, INC.

However, the lower nonferrous sales volume was offset by a 19% increase in the average net sales price compared with the same period last year primarily as a result of strong demand from China.

The Steel Manufacturing Business' revenues for the three months ended November 30, 2002 increased $6.4 million (18%), to $42.8 million compared with the prior year quarter, reflecting higher sales volumes and higher average sales prices. Finished steel shipments increased 18,300 tons (15%) to 142,300 tons with the average finished steel net selling price up $4 per ton (1%) to $284 per ton compared with the same quarter last year. The increase in sales volumes is primarily due to higher sales of wire rod as the Steel Manufacturing Business obtained additional sales from a major customer directly related to the anti-dumping and countervailing duties mentioned in the "General" paragraph above. The wire rod average net sales price was up 3% since the first quarter of last year and 4% since the market lows in the third quarter of fiscal 2002 due to these duties. However, the Company believes that the tariffs imposed under
Section 201 of the Trade Act of 1974 in March and April 2002 on lower priced imported steel products have not resulted in any significant increases in price for other finished steel products, especially rebar and merchant bar. Merchant bar selling prices have increased 9% from extremely low levels as cash production costs for most suppliers were higher than selling prices and selling prices needed to be adjusted upward.

COST OF GOODS SOLD. Consolidated cost of goods sold decreased $2.0 million (3%) for the three months ended November 30, 2002, compared with the same period last year. Cost of goods sold decreased as a percentage of revenues from 93% to 91%. Gross profit increased $1.7 million to $7.0 million during the latest quarter as compared to the prior year quarter as profit margins increased for the Metals Recycling Business.

For the Metal Recycling Business, the cost of goods sold as a percentage of revenues decreased compared with the first quarter of fiscal 2002 from 90% to 85%. Gross profit increased by $1.9 million to $7.0 million. The increase in gross profit was attributable to higher average net selling prices. Compared with the first quarter of last year, the average ferrous metals cost of sales per ton increased 10% due to higher purchase costs for unprocessed ferrous metals. Generally, the cost of unprocessed metal has a correlation to changes in the average selling price. Thus, as selling prices rose compared with last year's quarter, so did the cost of unprocessed metal. This increase in ferrous cost of sales was more than offset by the higher average ferrous net selling price per ton.

For the first quarter of fiscal 2003, cost of goods sold for the Steel Manufacturing Business increased $7.5 million (21%) compared to the same period last year and as a percentage of revenues increased from 99% to 101%. Cost of goods sold per ton increased 4%. In the first quarter of fiscal 2003, the negative gross margin was ($0.5) million compared with a positive gross margin of $0.5 million in the first quarter of last year. The cost of goods sold increase was primarily due to a 15% increase in the cost of ferrous recycled metals, the main raw material component of mini-mill steel manufacturing and a product mix shift to wire rod, which has higher production costs than rebar.

JOINT VENTURES. The Joint Ventures in the Metals Recycling Business predominantly sell recycled ferrous metal. Revenues for this segment in the first quarter of fiscal 2003 increased $3.4 million (2%) compared with the prior year quarter primarily due to increased sales of a recycled metals trading joint venture. The increase was a result of better sales to European countries and the timing of its shipments. Partially offsetting the increase was lower sales revenues for the joint ventures that process recycled metals. Due to the same supply and demand circumstances described earlier for the Company's wholly-owned businesses, the joint ventures that process recycled metals had a 29% decrease in sales volume partially offset by a 17% increase in average net selling price. Also, fiscal 2002 first quarter volumes were unusually high due to the non-recurring volumes from the World Trade Center tragedy.

The Company's equity in income from its Joint Ventures in the Metals Recycling Business for the first quarter of fiscal 2003 decreased to $3.1 million from $3.7 million in the first quarter of fiscal 2002. The decrease in income from these Joint Ventures was primarily caused by the lower sales volumes of the processing Joint Ventures. Additionally, the Joint Ventures have worked to reduce the cost of unprocessed inventory as a percentage of the selling price and to improve operational efficiencies, thereby increasing their operating margins per ton.

                        SCHNITZER STEEL INDUSTRIES, INC.

Revenues of the Joint Venture Suppliers of Metals decreased $0.3 million during the first quarter of fiscal 2003 compared to the first quarter of last year due to the slowdown in the United States economy. However, the Company's self-service auto wrecking and parts joint venture had an increase in revenue for the period. For the three months ended November 30, 2002, the Company's equity in income from these joint ventures increased $0.8 million to $2.0 million from the first fiscal quarter of last year. The Company's self-service auto wrecking and parts joint venture was primarily responsible for the increase due to higher margins and cost reductions related to refinements in its operations.

INTEREST EXPENSE. Interest expense for the first quarter of fiscal 2003 decreased 50% to $0.4 million compared with the first quarter of fiscal 2002. The decrease was primarily a result of lower average principal balances outstanding in the first quarter of fiscal 2003 as compared with last year's first quarter, as well as lower average interest rates.

INCOME TAX PROVISION. The tax rate for the first quarter of fiscal 2003 was approximately 23% compared with 30% for the prior year quarter. The tax rate is lower in this year's quarter because FAS 142, which was implemented by the Company in fiscal 2003, eliminates the amortization of goodwill. This had the effect of reducing the tax rate because goodwill was never deductible for tax purposes. Also, management anticipates higher export sales, which under Federal law are taxed at a lower rate than domestic sales. The tax rate also continues to reflect the benefit from net operating loss carryforwards that accompanied an earlier acquisition.


LIQUIDITY AND CAPITAL RESOURCES. Cash used by operations for the three months ended November 30, 2002 was $3.7 million compared with cash provided of $7.8 million for the same period in the prior fiscal year. The decrease in cash flow was due to inventory increases. The most significant increase came in the Metals Recycling Business where inventories grew primarily due to the timing of export orders and shipments mentioned above. The inventory increases were partially offset by a decrease in the accounts receivable balance also due to the timing of cash receipts for export shipments.

Capital expenditures for the three months ended November 30, 2002 was $4.2 million compared with $2.2 million during the quarter ended November 30, 2001. The increase was due to the costs associated with dock renovations and improvement projects at the Company's Portland, Oregon and Oakland, California recycling facilities. The Company expects to spend approximately $11.3 million on capital projects during the remainder of fiscal 2003.

As a result of acquisitions completed in prior years, the Company had $20.8 million of accrued environmental liabilities as of November 30, 2002. The Company expects to require significant future cash outlays as it incurs the actual costs relating to the remediation of such environmental liabilities.

As of November 30, 2002, the Company had a committed unsecured bank credit facility totaling $200 million that matures in June 2003. The Company also had additional unsecured lines of credit of $40 million, which were uncommitted. In the aggregate, the Company had bank borrowings outstanding totaling $37.4 million at November 30, 2002. These borrowings are classified as a current liability due to the June 2003 expiration of the bank credit facility. Management intends to replace the bank credit facility with a new agreement. Further, Management believes it has the ability to refinance the facility based upon the Company's financial position and from preliminary discussions with various banks that participate in its current facility. The Company's debt agreements have certain restrictive covenants. As of November 30, 2002, the Company was in compliance with such covenants.

In July 2002, the Company's metals recycling joint ventures with Hugo Neu Corporation entered into a $70 million revolving credit facility ("JV Credit Facility") with a group of banks for working capital and general corporate purposes. Prior to this time, the joint ventures' working capital and other cash needs had been met by advances provided equally by the Company and its partner, Hugo Neu Corporation. The JV Credit Facility expires in July 2004, is secured by the inventory and receivables of the joint venture businesses and has certain restrictions on future borrowings. The Company is not a guarantor of the JV Credit Facility. The JV Credit Facility has a number of covenants and restrictions,

                        SCHNITZER STEEL INDUSTRIES, INC.

including restrictions on the level of distributions to the joint venture partners. As of November 30, 2002, the joint ventures were in compliance with such covenants. Borrowings under the JV Credit Facility totaled $35.0 million at November 30, 2002.

The Company has certain contractual obligations and commercial commitments to make future payments. The following table summarizes these future obligations and commitments as of November 30, 2002 (in thousands):

                                             Less than       1-3          4-5       After 5
                                 Total        1 Year        Years        Years        Years
                                --------     --------     --------     --------     --------
Long-term debt(1)               $ 45,830     $ 37,620     $    370     $    140     $  7,700
Operating leases                  99,155        1,727        4,116        3,598       89,714
Letters of credit                  4,900        4,900         --           --           --
JV credit facility (50%)(2)       17,500         --         17,500         --           --
                                --------     --------     --------     --------     --------
Total                           $167,385     $ 44,247     $ 21,986     $  3,738     $ 97,414
                                ========     ========     ========     ========     ========

(1) The Company has a $200 million credit facility with a group of banks for working capital and other general purposes. The facility expires in June 2003 and has therefore been classified by the Company as a current liability at August 31, 2002. Management believes it has the ability to refinance the facility and expects to complete the refinancing in 2003.
(2) This disclosure assumes that if the JV Credit Facility is not renewed or refinanced upon expiration, the Company and Hugo Neu Corporation would restore their previous arrangement under which each funded one-half of the joint ventures' cash needs.

Pursuant to a stock repurchase program, the Company is authorized to repurchase up to 3.0 million shares of its stock when the market price of the Company's stock is not reflective of management's opinion of an appropriate valuation of the stock. Management believes that repurchasing shares under these conditions enhances shareholder value. During the first three months of fiscal 2003, the Company made no share repurchases. As of November 30, 2002, the Company had repurchased a total of 1.3 million shares under this program.

The Company believes that its current cash balance, internally generated funds, existing credit facilities and its anticipation of being able to refinance its credit facilities will provide adequate financing for capital expenditures, working capital, stock repurchases and debt service requirements for the next twelve months. In the longer term, the Company may seek to finance business expansion, including potential acquisitions, with additional borrowing arrangements or additional equity financing.


OUTLOOK. Due to the delay in receiving first quarter export orders, the Company expects both its wholly-owned and joint ventures metals recycling businesses to have near record sales volumes in the second quarter of fiscal 2003. Further, the average ferrous net selling prices are expected to be modestly higher than the amounts reported in the first quarter of fiscal 2003. The Company expects net sales prices and margins to be partially tempered by rising ocean freight rates coupled with increases in the cost of unprocessed metal. Looking beyond the second quarter, the Company continues to anticipate good demand, primarily from Asian customers, for ferrous recycled metal and tight available supply. These advantageous market conditions have not existed since before the 1997 Asian financial crisis, but appear to be sustainable for the foreseeable future as was the case during much of the 1990's. Thus, the Company's management believes it is again well positioned to capture the benefits of these stronger market fundamentals.

It's anticipated that the Steel Manufacturing Business will continue to improve its cost structure throughout fiscal 2003. In December, the Company completed an upgrade to its wire rod mill that will allow it to produce higher

                        SCHNITZER STEEL INDUSTRIES, INC.

margin products beginning in the second quarter of this year. The rise in recycled metal prices is expected to partially offset some of the operating improvements. In the end, the Company anticipates the Steel Manufacturing Business will further narrow its operating losses in the second quarter of fiscal 2003.

Overall, the Company anticipates income from operations to be in the $8 million to $9 million range for the second quarter of fiscal 2003. Currently, the Company estimates its effective tax rate will continue to benefit from net operating loss carry forwards that were acquired in an earlier acquisition. This, as well as other tax benefits, should result in a fiscal 2003 effective tax rate that is in the low-to-mid twenty percent range.

FACTORS THAT COULD AFFECT FUTURE RESULTS. Management's Discussion and Analysis of Financial Condition and Results of Operations, particularly "Outlook" above, contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. One can generally identify these forward-looking statements because they contain "expect", "believe" and other words which convey a similar meaning. One can also identify these statements as they do not relate strictly to historical or current facts. Examples of factors affecting Schnitzer Steel Industries, Inc.'s wholly-owned operations and its joint ventures (the Company) that could cause actual results to differ materially are the following:

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

COMPETITION: The recycled metals industry is highly competitive, with the volume of purchases and sales subject to a number of competitive factors, principally price. The Company has competition from both large and numerous smaller companies in its markets for the purchase of recyclable metals. The Company competes with a number of domestic and foreign recycled metals processors for sales to foreign customers. In the recent past lower cost ferrous recycled metals supplies from the countries of the former Soviet Union have adversely affected the Company's ferrous recycled metals selling prices and volumes. Currently, those countries have export tariffs and some outright export bans which have significantly reduced their export volumes and lowered the worldwide supply of ferrous recycled metals. These tariffs and bans have had a positive effect on the Company's selling prices and volumes. However, the Company cannot

                        SCHNITZER STEEL INDUSTRIES, INC.

predict when or if the countries of the former Soviet Union will change their export policies and what effect, if any, such changes might have on the Company's operating results.

The domestic steel industry also is highly competitive. Steel prices can be highly volatile and price is a significant competitive factor. The Company competes with several steel producers in the Western United States for sales of its products. In addition, in recent years, the Company has experienced significant foreign competition, which is sometimes subsidized by large government agencies. There can be no assurance that such competition will not increase in the future. In March and April 2002, the ITC imposed tariffs on imported steel, under Section 201 of the 1974 Trade Act, to aid the domestic steel industry. To date, those tariffs have not significantly benefited selling prices for finished steel products. In October 2002, the ITC announced duty margins of up to 360% and subsidy rate of up to 18% against wire rod products from eight foreign countries. The Company cannot, however, predict the impact of these duty margins and subsidy rates on prices and operating results. In December 2002, Nucor Corporation assumed ownership of the assets of Birmingham Steel Corp., a steel manufacturing business in Seattle, Washington. Nucor Corporation has a significant share of the West Coast finished steel market and is considered an aggressive competitor. The impact, if any, that Nucor's ownership and operation of Birmingham Steel's Seattle facility will have on the Steel Manufacturing Business' and the Metals Recycling Business' operating results cannot be determined at this time.

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

ENERGY SUPPLY: The Company and its joint ventures utilize various energy sources to operate their facilities. In particular, electricity and natural gas currently represent approximately 13% of the cost of steel manufactured for the Company's Steel Manufacturing Business. The Steel Manufacturing Business purchases electric power under a long-term contract from McMinnville Water & Light (McMinnville) which in turn relies on the Bonneville Power Administration
(BPA). Historically, these contracts have had favorable prices and are long-term in nature. The Company has a five-year contract that expires in September 2006. On October 1, 2001, the BPA increased its electricity rates due to increased demand on the West Coast and lower supplies. This increase was in the form of a Cost Recovery Adjustment Clause (CRAC) added to BPA's contract with McMinnville. The CRAC is an additional monthly surcharge on selected power charges to recover costs associated with buying higher priced power during the West Coast power shortage. The CRAC, which BPA can adjust every six months, was 46% at October 1, 2001, and then adjusted to 39% at April 1, 2002 and 43% at October 1, 2002. The BPA has announced an anticipated CRAC adjustment to 50% on April 1, 2003. However, it is not possible to predict future rate changes.

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

TAX LAWS: The Company has been able to reduce its effective tax rate below the federal statutory tax rate for each of the last three years by using a combination of Net Operating Loss Carryforwards (NOLs), State of California Enterprise Zone tax credits and Foreign Sales Corporations or Extraterritorial Income Exclusions. The Company cannot predict how future tax law changes might affect the Company's effective tax rate.

SHIPPING AND HANDLING: Both the Metals Recycling Business and the Steel Manufacturing Business often rely on third parties to handle and transport their products to end users in a timely manner. The cost to transport the

                        SCHNITZER STEEL INDUSTRIES, INC.

products, in particular by ocean freight, can be affected by circumstances over which the Company has no control such as fuel prices, political events, governmental regulations on transportation and changes in market rates due to carrier availability.

INSURANCE: The cost of the Company's insurance is affected not only by its own loss experience but also by cycles in the insurance market. Though the Company's loss record and relationship with its underwriters is good it cannot predict future events and circumstances which could cause rates to materially change such as war, terrorist activities or natural disasters. The Company's property insurance and casualty insurance are to be renewed in February and March respectively, and are anticipated to increase approximately $1.0 million per year based on current market conditions.

PENDING PICK-N-PULL ACQUISITION: In addition, Note 4 of Notes to Consolidated Financial Statements includes a forward looking statement predicting that the Pick-N-Pull acquisition will be accretive to the Company's earnings. There is a significant risk that environmental issues will prevent the transaction from closing or require renegotiation of the purchase agreement. Assuming the transaction closes, Pick-N-Pull's business is subject to a number of risks that could prevent it from maintaining or exceeding its current levels of profitability, such as volatile supply and demand conditions affecting prices and volumes in the markets for Pick-N-Pull's products, services and raw materials; local and worldwide economic conditions; increased competition; purchase accounting assumptions surrounding intangibles and goodwill; and business integration and management transition issues.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company periodically uses derivative financial instruments to limit exposure to changes in interest rates. Because such derivative instruments are used solely as hedges and not for speculative trading purposes, they do not represent incremental risk to the Company. For further discussion of derivative financial instruments, refer to "Fair Value of Financial Instruments" in the consolidated Financial Statements included in Item 8 of Form 10-K for the fiscal year ended August 31, 2002.

ITEM 4.           CONTROLS AND PROCEDURES

Schnitzer Steel Industries, Inc. management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 within 90 days of the filing of this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                        SCHNITZER STEEL INDUSTRIES, INC.

                                     PART II

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      2.1 Stock and Membership Interest Purchase Agreement dated January 8, 2003 among Bob Spence, Pick and Pull Auto Dismantling, Inc., Pick-N-Pull Auto Dismantlers, Pick-N-Pull Auto Dismantlers, Stockton, LLC and Norprop, Inc.

              The following schedules and exhibits to the Stock and Membership Interest Purchase Agreement have been omitted and will be provided to the Securities and Exchange Commission upon request:

              Schedule 4.1            Capitalization
              Schedule 4.2            Organization
              Schedule 4.3            Authorization
              Schedule 4.4            Subsidiaries
              Schedule 4.5            Financial Statements
              Schedule 4.6            Absence of Certain Changes or Events
              Schedule 4.7            Title to Assets
              Schedule 4.8            Condition of Tangible Assets
              Schedule 4.9            Contracts and Commitments
              Schedule 4.10           No Conflict or Violation
              Schedule 4.11           Consents and Approvals
              Schedule 4.12           Litigation
              Schedule 4.13           Labor Matters
              Schedule 4.14           Liabilities
              Schedule 4.15           Compliance with Law
              Schedule 4.16           Brokers
              Schedule 4.17           Other Agreements to Sell Assets
              Schedule 4.18           Proprietary Rights
              Schedule 4.19           Status of Contracts
              Schedule 4.20           Employee Benefit Plans
              Schedule 4.21           Transactions with Seller
              Schedule 4.22           Tax Matters
              Schedule 4.23           Employment Agreements and Compensation
              Schedule 4.24           Insurance
              Schedule 4.25           Receivables
              Schedule 4.26           Inventories
              Schedule 4.27           Purchase Commitments and Outstanding Bids
              Schedule 4.28           Payments
              Schedule 4.29           Environmental
              Schedule 4.30           Warranties and Liability
              Schedule 4.31           Permits and Licenses
              Schedule 4.32           Undisclosed Liabilities
              Schedule 4.33           Bank Accounts
              Schedule 4.34           Records
              Schedule 4.35           Misstatements or Omissions
              Schedule 6.2            Guarantees of Seller
              Schedule 6.3            Certain Prohibited Transactions

                        SCHNITZER STEEL INDUSTRIES, INC.

              Exhibit A               Wire Transfer Instructions
              Exhibit B               Form of Spence Employment Agreement
              Exhibit C               Form of Reddy Employment Agreement
              Exhibit D               Form of Escrow Agreement

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


                                       SCHNITZER STEEL INDUSTRIES, INC.
                                       (Registrant)






Date:  January 10, 2003                By: /s/Barry A. Rosen
     ---------------------                 -------------------------------------
                                           Barry A. Rosen
                                           Vice President, Finance and Chief
                                           Financial Officer

                        SCHNITZER STEEL INDUSTRIES, INC.

                                  CERTIFICATION

I, Robert W. Philip, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Schnitzer Steel Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 10, 2003

/s/ ROBERT W. PHILIP
-----------------------------
Robert W. Philip
President and Chief Executive Officer

                        SCHNITZER STEEL INDUSTRIES, INC.

                                  CERTIFICATION

I, Barry A. Rosen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Schnitzer Steel Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 10, 2003

/s/ BARRY A. ROSEN
-----------------------------
Barry A. Rosen
Vice President, Finance and Treasurer, and
Chief Financial Officer