Form 10-Q
period 2003-02-28
SCHNITZER STEEL INDUSTRIES INC
filed 2003-04-11
CIK 912603

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended February 28, 2003

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from _____________ to _____________.

Commission file number 0-22496

                        SCHNITZER STEEL INDUSTRIES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

               OREGON                                          93-0341923
               ------                                          ----------
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                         Identification No.)

                3200 N.W. Yeon Ave.
                P.O Box 10047
                Portland,  OR                                   97296-0047
                -------------                                   ----------
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

The Registrant had 5,071,311 shares of Class A Common Stock, par value of $1.00 per share, and 4,144,858 shares of Class B Common Stock, par value of $1.00 per share, outstanding at April 1, 2003.

================================================================================

                        SCHNITZER STEEL INDUSTRIES, INC.



                                      INDEX




                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Consolidated Balance Sheet at February 28, 2003
    and August 31, 2002.....................................................3

Consolidated Statement of Operations for the
    Three Months and Six Months Ended February 28, 2003 and 2002 ...........4

Consolidated Statement of Shareholders' Equity for the
    Year Ended August 31, 2002 and the Six Months
    Ended February 28, 2003.................................................5

Consolidated Statement of Cash Flows for the
    Six Months Ended February 28, 2003 and 2002.............................6

Notes to Consolidated Financial Statements..................................7

Management's Discussion and Analysis of
   Financial Condition and Results of Operations...........................15

Quantitative and Qualitative Disclosures about Market Risk.................27

Controls and Procedures....................................................27

PART II.  OTHER INFORMATION

Submission of Matters to a Vote of Security Holders........................28

Exhibits and Reports on Form 8-K...........................................29

SIGNATURE PAGE.............................................................30

CERTIFICATIONS.............................................................31

                        SCHNITZER STEEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                    (In thousands, except per share amounts)

                                                                          Feb. 28,        Aug. 31,
                                                                            2003            2002
                                                                          --------        --------
                                                                         (Unaudited)      (Audited)
ASSETS
------
Current Assets:
     Cash                                                                 $  3,595        $ 32,974
     Accounts receivable, less allowance for
        doubtful accounts of $780 and $905                                  35,513          33,516
     Accounts receivable from related parties                                  686             813
     Inventories (Note 2)                                                   67,045          57,917
     Deferred income taxes                                                   4,115           3,966
     Prepaid expenses and other                                              2,766           2,521
                                                                          --------        --------
            Total current assets                                           113,720         131,707

Net property, plant and equipment                                          141,811         111,759

Other assets:
     Investment in and advances to joint venture partnerships              101,898          96,440
     Notes receivables less current portion                                  2,027          27,067
     Goodwill                                                              106,970          35,754
     Other                                                                   2,291           2,279
                                                                          --------        --------

TOTAL ASSETS                                                              $468,717        $405,006
                                                                          ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Current portion of long-term debt                                    $102,620        $ 60,220
     Accounts payable                                                       21,556          18,205
     Accrued payroll liabilities                                             5,317           5,887
     Current portion of environmental liabilities                            3,028           3,030
     Other accrued liabilities                                               8,200           5,014
                                                                          --------        --------
             Total current liabilities                                     140,721          92,356

Deferred income taxes                                                       30,859          30,860

Long-term debt less current portion                                          8,153           8,305

Environmental liabilities, net of current portion                           19,561          18,045

Other long-term liabilities                                                  3,173           2,492

Minority interests                                                           2,874              --

Commitments and contingencies                                                   --              --

Shareholders' equity:
     Preferred stock--20,000 shares authorized, none issued                     --              --
     Class A common stock--75,000 shares $1 par value
         authorized, 5,028 and 5,025 shares issued and outstanding           5,028           5,025
     Class B common stock--25,000 shares $1 par value
         authorized, 4,180 shares issued and outstanding                     4,180           4,180
     Additional paid-in capital                                             96,117          96,074
     Retained earnings                                                     158,051         147,669
                                                                          --------        --------
             Total shareholders' equity                                    263,376         252,948
                                                                          --------        --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $468,717        $405,006
                                                                          ========        ========

         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
               (Unaudited, in thousands, except per share amounts)

                                                                For The Three Months Ended           For The Six Months Ended
                                                                 Feb. 28,          Feb. 28,          Feb. 28,          Feb. 28,
                                                                   2003              2002              2003              2002
                                                                ---------         ---------         ---------         ---------
Revenues                                                        $ 124,659         $  78,362         $ 215,326         $ 155,196
                                                                ---------         ---------         ---------         ---------
Costs and expenses:
      Cost of goods sold and
             other operating expenses                             103,636            74,570           177,794           146,081
      Impairment and other non-recurring charges                    2,100             2,260             2,100             2,260
      Selling and commission expenses                                 873               709             1,636             1,373
      General and administrative expenses                          11,132             6,289            21,341            12,308
                                                                ---------         ---------         ---------         ---------
Income (loss) from consolidated operations                          6,918            (5,466)           12,455            (6,826)

Income from joint ventures                                          6,194             4,323             9,369             9,194
                                                                ---------         ---------         ---------         ---------

Income (loss) from operations                                      13,112            (1,143)           21,824             2,368
                                                                ---------         ---------         ---------         ---------
Other income (expense):
      Interest expense                                               (310)             (558)             (690)           (1,335)
      Other income                                                    158                18                17               204
                                                                ---------         ---------         ---------         ---------
                                                                     (152)             (540)             (673)           (1,131)
                                                                ---------         ---------         ---------         ---------
Income (loss) before cumulative effect of change
      in accounting principle, income taxes,
      minority interests and pre-acquisition interests             12,960            (1,683)           21,151             1,237

Income tax (provision) benefit                                     (3,502)              629            (5,517)             (247)
                                                                ---------         ---------         ---------         ---------
Income (loss) before cumulative effect of change
      in accounting principle, minority interests and
      pre-acquisition interests                                     9,458            (1,054)           15,634               990

Minority interests, net of tax                                       (354)               --              (801)               --
Pre-acquisition interests, net of tax                                (695)               --            (2,547)               --
                                                                ---------         ---------         ---------         ---------

Income (loss) before cumulative effect of change
      in accounting principle                                       8,409            (1,054)           12,286               990

Cumulative effect of change in accounting principle                    --                --              (983)               --

                                                                ---------         ---------         ---------         ---------
Net income (loss)                                               $   8,409         $  (1,054)        $  11,303         $     990
                                                                =========         =========         =========         =========

Net income (loss)  per share - basic:
     Income (loss) before cumulative effect of change
            in accounting principle                             $    0.91         $   (0.12)        $    1.33         $    0.11
     Cumulative effect of change in accounting principle               --                --             (0.10)               --
                                                                ---------         ---------         ---------         ---------
      Net income (loss)                                         $    0.91         $   (0.12)        $    1.23         $    0.11
                                                                =========         =========         =========         =========
Net income (loss)  per share - diluted:
     Income (loss) before cumulative effect of change
            in accounting principle                             $    0.89         $   (0.12)        $    1.31         $    0.11
     Cumulative effect of change in accounting principle               --                --             (0.11)               --
                                                                ---------         ---------         ---------         ---------
      Net income (loss)                                         $    0.89         $   (0.12)        $    1.20         $    0.11
                                                                =========         =========         =========         =========

         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            (Unaudited, in thousands)

                                            Class A                    Class B
                                          Common Stock               Common Stock           Additional
                                     ----------------------      ----------------------       Paid-in     Retained
                                      Shares        Amount        Shares        Amount        Capital     Earnings      Total
                                     --------      --------      --------      --------      --------     --------     --------
Balance at August 31, 2001              4,896      $  4,896         4,304      $  4,304      $ 95,923     $142,946     $248,069

Class B common stock converted
    to Class A common stock               124           124          (124)         (124)                                     --
Class A common stock repurchased          (99)          (99)                                   (1,157)                   (1,256)
Class A common stock issued               104           104                                     1,308                     1,412
Net income                                                                                                   6,553        6,553
Dividends paid                                                                                              (1,830)      (1,830)
                                     --------      --------      --------      --------      --------     --------     --------
Balance at August 31, 2002              5,025         5,025         4,180         4,180        96,074      147,669      252,948

Class A common stock issued                 3             3                                        43                        46
Net income                                                                                                  11,303       11,303
Dividends paid                                                                                                (921)        (921)
                                     --------      --------      --------      --------      --------     --------     --------

Balance at February 28, 2003            5,028      $  5,028         4,180      $  4,180      $ 96,117     $158,051     $263,376
                                     ========      ========      ========      ========      ========     ========     ========




















         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited, in thousands)

                                                       For The Six Months Ended
                                                        Feb. 28,      Feb. 28,
                                                          2003          2002
                                                        --------      --------

Operations:
Net income                                              $ 11,303      $    990
Noncash items included in income:
   Cumulative effect in accounting principle change          983            --
   Depreciation and amortization                           9,918         9,423
   Minority and pre-acquisition interests                  4,524            --
   Equity in income of joint ventures                     (9,369)       (9,194)
   Deferred income taxes                                     (34)       (1,392)
   Loss on disposal of assets                                 18           854
Cash provided (used) by changes in working capital:
   Accounts receivable                                    (1,496)         (323)
   Inventories                                            (7,142)       11,378
   Prepaid expenses                                       (1,666)       (1,329)
   Accounts payable                                        2,821         2,604
   Accrued liabilities                                       (67)       (2,562)
   Environmental liabilities                               1,414         1,994
   Other assets and liabilities                            1,240          (690)
                                                        --------      --------

Net cash provided by operations                           12,447        11,753
                                                        --------      --------

Investing:
Capital expenditures                                     (10,121)       (4,418)
Investments in subsidiaries                              (64,923)           --
Cash received from joint ventures                            233        96,128
Cash used by joint ventures                                 (945)      (83,063)
Proceeds from sale of assets                                 577            22
                                                        --------      --------

Net cash provided (used) by investments                  (75,179)        8,669
                                                        --------      --------

Financing:
Repurchase of Class A common stock                            --        (1,256)
Issuance of Class A common stock                              46           282
Distributions to minority and pre-acquisition interests   (3,620)           --
Dividends declared and paid                                 (921)         (914)
Increase (decrease) in long-term debt                     37,848        (5,816)
                                                        --------      --------

Net cash provided (used) by financing                     33,353        (7,704)
                                                        --------      --------

Net increase (decrease) in cash                          (29,379)       12,718

Cash at beginning of period                               32,974         1,877
                                                        --------      --------

Cash at end of period                                   $  3,595      $ 14,595
                                                        ========      ========

         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED FEBRUARY 28, 2003 AND 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION
---------------------
The accompanying unaudited interim financial statements of Schnitzer Steel Industries, Inc. (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, management suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the fiscal year ended August 31, 2002. The results for the three and six months ended February 28, 2003 and 2002 are not necessarily indicative of the results of operations for the entire year.

Note 3 of the Notes to the Consolidated Financial Statements describes an acquisition that occurred on February 14, 2003. Under Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," the acquisition is considered a "step" acquisition due to the fact that the Company had a significant joint venture interest in the acquired business for a number of years. Additionally, since the acquisition occurred during the year, the Company elected to include it in the consolidated results as though it had occurred at the beginning of fiscal 2003. Thus, the 2003 statement of operations, balance sheet, and statement of cash flows have been adjusted to consolidate the acquisition as of September 1, 2002. Also, the acquired businesses were consolidated with the Company's previous interest in the business to form a separate reporting segment called the Auto Parts Business. As such, the financial statement information that was reported in the Company's Form 10-Q for the quarter ended November 30, 2002 has been restated. Additionally, consolidation accounting requires the Company to adjust its earnings for the ownership interests it did not own during the reporting period. During the three and six month periods ended February 28, 2003, net income was reduced by $0.4 million and $0.8 million of minority interests, respectively, net of income taxes, representing the share of income attributable to various continuing minority partners of the business. Also, during the most recent quarter and six month period, net income was reduced by $0.7 million and $2.5 million of pre-acquisition interests, respectively, net of income taxes, representing the share of income attributable to the former joint venture partner prior to the acquisition. The financial results of the acquired business for periods prior to fiscal 2003 continue to be accounted for using the equity method and are included in the joint venture businesses reporting segment.

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

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED FEBRUARY 28, 2003 AND 2002

The following represents reconciliation from basic EPS to diluted EPS (in thousands, except per share amounts):

                                                  For the Three Months Ended     For the Six Months Ended
                                                    Feb. 28,      Feb. 28,       Feb. 28,        Feb. 28,
                                                      2003          2002           2003            2002
                                                   ----------    ----------     ----------      ----------
                                                                        (Unaudited)
Income (loss) before cumulative effect
        of change in accounting principle          $    8,409    $   (1,054)    $   12,286      $      990
Cumulative effect of change in accounting
principle                                                  --            --           (983)             --
                                                   ----------    ----------     ----------      ----------
Net income (loss)                                  $    8,409    $   (1,054)    $   11,303      $      990
                                                   ==========    ==========     ==========      ==========

Computation of shares:
     Average common shares outstanding                  9,206         9,112          9,205           9,137
     Stock options                                        247            --            198              39
                                                   ----------    ----------     ----------      ----------
     Diluted average common shares outstanding          9,453         9,112          9,403           9,176
                                                   ==========    ==========     ==========      ==========

Basic EPS:
     Income (loss) before cumulative effect
        of change in accounting principle          $     0.91    $    (0.12)    $     1.33      $     0.11
     Cumulative effect of change in accounting
        principle                                          --            --          (0.10)             --
                                                   ----------    ----------     ----------      ----------
     Net income (loss)                             $     0.91    $    (0.12)    $     1.23      $     0.11
                                                   ==========    ==========     ==========      ==========

Diluted EPS:
     Income (loss) before cumulative effect
        of change in accounting principle          $     0.89    $    (0.12)    $     1.31      $     0.11
     Cumulative effect of change in accounting
        principle                                          --            --          (0.11)             --
                                                   ----------    ----------     ----------      ----------

     Net income (loss)                             $     0.89    $    (0.12)    $     1.20      $     0.11
                                                   ==========    ==========     ==========      ==========

Dividend per share                                 $     0.05    $     0.05     $     0.10      $     0.10
                                                   ==========    ==========     ==========      ==========

Options to purchase 435,000 and 1,181,000 shares were outstanding at February 28, 2003 and 2002 respectively, but not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

GOODWILL & INTANGIBLE ASSETS:
-----------------------------
In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards Nos. 141 and 142 (SFAS 141 and SFAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." SFAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. Effective September 1, 2002, the Company adopted SFAS 142. This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach. As required under the transitional accounting provisions of SFAS 142, the Company completed steps during the second quarter of fiscal 2003 to identify and measure goodwill impairment at its two reporting units, which existed at the time of adoption, the Metals Recycling Business and the Steel Manufacturing Business. The reporting units were measured for impairment by comparing implied fair value of the reporting units' goodwill with the carrying amount of the goodwill. Historical earnings were used as a basis to project future earnings to determine whether any impairment of goodwill existed at the reporting units. As a result of this evaluation, the Company determined that goodwill associated with its Steel Manufacturing Business was impaired. The Company recorded a non-cash impairment charge for the entire $983,000 of remaining goodwill,

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED FEBRUARY 28, 2003 AND 2002

effective September 1, 2002, and reported it as a "Cumulative effect of change in accounting principle" on the Consolidated Statement of Operations. The goodwill was not deductible for tax purposes, thus the amount was not tax affected. The implementation of SFAS 142 required the use of judgments, estimates and assumptions in the determination of fair value and impairment amounts related to the required testing. Prior to adoption of SFAS 142, the Company had historically evaluated goodwill for impairment by comparing the entity level unamortized balance of goodwill to projected undiscounted cash flows, which did not result in an indicated impairment. In the future, the Company will perform impairments tests annually and whenever events and circumstances indicate that the value of goodwill and other indefinite-lived intangible assets might be impaired.

The following table presents a reconciliation of reported net income and income per share, as if SFAS 142 had been in effect (in thousands, except per share amounts):

                                      For the Three Months Ended    For the Six Months Ended
                                        Feb. 28,      Feb. 28,       Feb. 28,       Feb. 28,
                                          2003          2002           2003           2002
                                       ----------    ----------     ----------     ----------
                                                                        (Unaudited)
Reported net income                    $    8,409    $   (1,054)    $   11,303     $      990
Goodwill amortization, net of tax:             --           319             --            660
                                       ----------    ----------     ----------     ----------
Adjusted net income                    $    8,409    $     (735)    $   11,303     $    1,650
                                       ==========    ==========     ==========     ==========

Reported basic income per share        $     0.91    $    (0.12)    $     1.23     $     0.11
Goodwill amortization, net of tax:             --          0.04             --           0.07
                                       ----------    ----------     ----------     ----------
Adjusted basic income per share        $     0.91    $    (0.08)    $     1.23     $     0.18
                                       ==========    ==========     ==========     ==========

Reported diluted income per share      $     0.89    $    (0.12)    $     1.20     $     0.11
Goodwill amortization, net of tax:             --          0.04             --           0.07
                                       ----------    ----------     ----------     ----------
Adjusted diluted income per share      $     0.89    $    (0.08)    $     1.20     $     0.18
                                       ==========    ==========     ==========     ==========

The changes in the carrying amount of goodwill for the six months ending February 28, 2003 are as follows (in thousands):

                                     Metals        Steel
                                    Recycling  Manufacturing    Auto Parts
                                    Business      Business       Business        Total
                                    ---------     ---------      ---------     ---------
Balance as of year ending
   August 31, 2002, audited         $  34,771     $     983      $      --     $  35,754
Acquisition (Note 3)                       --            --         72,199        72,199
Impairment charge                          --          (983)            --          (983)
                                    ---------     ---------      ---------     ---------
Balance as of February 28, 2003
unaudited                           $  34,771            --      $  72,199     $ 106,970
                                    =========     =========      =========     =========

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------
In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002 and was adopted by the Company effective September 1, 2002. The adoption of this standard did not have a material impact on the consolidated financial statements.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED FEBRUARY 28, 2003 AND 2002

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material impact on the consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of FASB Statement No. 123" (SFAS 148). This statement amends SFAS No. 123 "Accounting for Stock Based Compensation" (SFAS 123) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions will be effective for the Company beginning with the Company's quarter ended May 31, 2003. The Company has not yet completed the evaluation of the options presented by SFAS 148. However, within the next quarter, the Company expects to reach a determination of whether and, if so, when to change the Company's existing accounting for stock-based compensation to the fair value method in accordance with the transition alternatives of SFAS 148.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees that are issued or modified after December 31, 2002. The adoption of this interpretation did not have a material impact on the consolidated financial statements.

In January 2003, FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED FEBRUARY 28, 2003 AND 2002

returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. The Company is in the process of assessing what impact this pronouncement will have on its consolidated financial statements.


NOTE 2 - INVENTORIES:

Inventories consisted of the following (in thousands):

                                              February 28,    August 31,
                                                  2003           2002
                                                -------        -------
                                              (Unaudited)     (Audited)

         Recycled metals                        $16,060        $13,432
         Work in process                         10,426          6,495
         Finished goods                          28,145         25,245
         Supplies                                12,414         12,745
                                                -------        -------

                                                $67,045        $57,917
                                                =======        =======

NOTE 3 - BUSINESS COMBINATIONS:

On February 14, 2003, the Company closed its acquisition (the "Acquisition" ) of all of the stock of Pick and Pull Auto Dismantling, Inc., which was the Company's 50% partner in Pick-N-Pull Auto Dismantlers, a California general partnership (the "Joint Venture") and all of the membership interests in Pick-N-Pull Auto Dismantlers, Stockton, LLC ("Stockton"). The cost of the Acquisition consisted of $71.4 million cash paid to the seller at closing, $3.3 million of debt assumed and immediately paid off, the cancellation of the seller's $12.5 million share of debt owed by the Joint Venture to the Company, and $0.7 million of acquisition costs, for a total of $87.9 million (or $84.3 million net of the seller's $3.6 million share of the Joint Venture's cash on hand at closing). The Joint Venture stores together with the Stockton store are one of the country's leading self-service used auto parts networks with 23 store locations, 17 in northern California, two in Nevada, and one in each of Texas, Utah, Illinois and Indiana.

The purchase price of the Acquisition was allocated to tangible and intangible identifiable assets and liabilities assumed based on an estimate of their fair values. Certain tangible net assets, such as real estate, are being valued by independent third parties and the equipment was valued by Company management. The excess of the aggregate purchase price over the fair value of the identifiable net assets acquired of approximately $70.5 million was recognized as goodwill. Approximately $1.7 million of goodwill existed on the Joint Venture's balance sheet prior to the Acquisition but was not shown separately in accordance with the equity method of accounting. Therefore, the total increase to goodwill related to the Acquisition was $72.2 million.

Additionally, in connection with the Acquisition, the Company conducted an environmental due diligence investigation. Based upon new information obtained in this investigation, the Joint Venture accrued $2.1 million in environmental liabilities in the second quarter of 2003 for probable and reasonably estimable future remediation costs at the Auto Parts Business' store locations. No environmental proceedings are pending at any of these sites.

The initial purchase price is subject to the terms of the Purchase Agreement, which provides for a purchase price adjustment one year after closing based upon calendar year 2002 and 2003 earnings before interest, taxes, depreciation and amortization (EBITDA) of the acquired Auto Parts Business. As defined by the Purchase

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED FEBRUARY 28, 2003 AND 2002

Agreement, the contingent future adjustment may increase or decrease the initial purchase price by up to $12 million.

The purchase price allocation has been prepared on a preliminary basis, and reasonable changes are expected as additional information becomes available. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition (in millions):

               Property, plant and equipment                 $ 16.3
               Other tangible assets                            5.6
               Liabilities                                     (4.5)
               Goodwill                                        70.5
                                                             ------
                    Total                                    $ 87.9
                                                             ======

Goodwill of $70.5 million represents the excess of purchase price over the fair value of the net tangible assets acquired, and the majority of it is not deductible for tax purposes. In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually.

The following table is prepared on a pro forma basis for the three and six month periods ended February 28, 2003 and February 28, 2002 as though the Auto Parts Business had been acquired as of the beginning of the period presented, after including the estimated impact of certain adjustments such as interest expense (in thousands, except per share amounts).

                                      Three Months Ended February 28,        Six Months Ended February 28,
                                          2003               2002               2003               2002
                                      -----------        -----------        -----------        -----------
                                      (unaudited)        (unaudited)        (unaudited)        (unaudited)
         Net revenues                 $   124,659        $    88,862        $   215,326        $   177,600
         Net income                   $     9,104        $      (712)       $    13,850        $     2,065
         Net income per share:
              Basic                   $      0.99        $     (0.08)       $      1.50        $      0.23
              Diluted                 $      0.96        $     (0.08)       $      1.47        $      0.23

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining operations.

NOTE 4 - INCOME TAXES:

The Company's effective tax rate increased to 26% for the six months ending February 28, 2003, from 14% for the prior fiscal year. The tax rate last year benefited from the recognition of California Enterprise Zone income tax credits. The Company does not anticipate receiving credits of comparable size in the current fiscal year.

NOTE 5 - RELATED PARTIES & IMPAIRMENTS:

During the second quarter of fiscal 2003, the Company accrued $2.1 million in environmental liabilities relating to the acquisition of the Auto Parts Business (refer to Note 3). In the second quarter of fiscal 2002, the Company recorded a loss of $1.5 million related to the early termination of two vessel charter agreements with a related company. Also in that quarter, the Company sold a non-strategic steel forging business that was part of a

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED FEBRUARY 28, 2003 AND 2002

1995 Metals Recycling Business acquisition to an unrelated party and recorded a loss of $0.8 million on the sale.

NOTE 6 - SEGMENT INFORMATION:

The Company's consolidated businesses operate in three industry segments: metal processing and recycling (Metals Recycling Business), mini-mill steel manufacturing (Steel Manufacturing Business) and self-service used auto parts (Auto Parts Business). Additionally, the Company is a non-controlling partner in joint ventures, which are in the metals recycling business or suppliers of unprocessed metals. The Joint Ventures in the Metals Recycling Business sell recycled metals that have been processed at their facilities (Processing) and also buy and sell third parties' processed metals (Trading). The Company considers all joint ventures to be separate business segments because they are managed separately. These joint ventures are accounted for using the equity method. As such, the Joint Venture operating information provided below is shown separately from consolidated information, except for the Company's equity in the income from the joint ventures. The information was obtained from internal data that was provided to the Company's chief operating decision-makers for the purpose of corporate management. The Company does not allocate corporate interest income and expense, income taxes or other income and expenses related to corporate activity to its operating segments. Assets and capital expenditures are not shown for the joint ventures as management does not use that information to allocate resources or assess performance.

Note 3 of the Notes to the Consolidated Financial Statements describes an acquisition that occurred on February 14, 2003. Under Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", the acquisition is considered a "step" acquisition due to the fact that the Company had a significant joint venture interest in the acquired business for a number of years. Additionally, since the acquisition occurred during the year, the Company elected to include it in the consolidated results as though it had occurred at the beginning of fiscal 2003. Thus, the 2003 statement of operations, balance sheet, and statement of cash flows have been adjusted to consolidate the acquisition as of September 1, 2002. Also, the acquired businesses were consolidated with the Company's previous interest in the business to form a separate reporting segment called the Auto Parts Business. As such, the financial statement information that was reported in the Company's Form 10-Q for the quarter ended November 30, 2002 has been restated. The financial results of the acquired business for periods prior to fiscal 2003 continue to be accounted for using the equity method and are included in the joint venture businesses reporting segment.

Revenues from external customers for the Company's consolidated operations are as follows (in thousands):

                                                           For the Three Months Ended           For the Six Months Ended
                                                            Feb. 28,          Feb. 28,          Feb. 28,          Feb. 28,
                                                              2003              2002              2003              2002
                                                           ---------         ---------         ---------         ---------
                  Metals Recycling Business                $  85,716         $  52,682         $ 131,290         $ 101,123
                  Steel Manufacturing Business                41,271            33,902            84,101            70,304
                  Auto Parts Business                         14,755                --            30,894                --
                  Intersegment revenues                      (17,083)           (8,222)          (30,959)          (16,231)
                                                           ---------         ---------         ---------         ---------
                  Consolidated revenues                    $ 124,659         $  78,362         $ 215,326         $ 155,196
                                                           =========         =========         =========         =========

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED FEBRUARY 28, 2003 AND 2002

The joint ventures' revenues from external customers are as follows (in thousands):

                                                           For the Three Months Ended           For the Six Months Ended
                                                            Feb. 28,          Feb. 28,          Feb. 28,          Feb. 28,
                                                              2003              2002              2003              2002
                                                           ---------         ---------         ---------         ---------
         Joint Ventures in the Metals
            Recycling Business:
                   Processing                              $ 150,947         $ 110,477         $ 255,517         $ 231,304
                   Trading                                    14,830            27,342            65,362            58,254
         Joint Venture Suppliers of Metals                     2,414            14,665             4,509            28,804
                                                           ---------         ---------         ---------         ---------
         Total revenues                                    $ 168,191         $ 152,484         $ 325,388         $ 318,362
                                                           =========         =========         =========         =========


The Company's income (loss) from operations is as follows (in thousands):

                                                           For the Three Months Ended           For the Six Months Ended
                                                            Feb. 28,          Feb. 28,          Feb. 28,          Feb. 28,
                                                              2003              2002              2003              2002
                                                           ---------         ---------         ---------         ---------
         Metals Recycling Business                         $   8,358         $     640         $  11,454         $   1,618
         Auto Parts Business                                   4,960                --            10,109                --
         Steel Manufacturing Business                         (1,358)           (2,074)           (2,615)           (2,322)
         Joint Ventures in the Metals Recycling Business       6,471             3,707             9,542             7,406
         Joint Venture Suppliers of Metals                      (277)              616              (173)            1,788
         Corporate expense                                    (2,529)           (1,819)           (4,553)           (3,785)
         Eliminations                                           (413)               47               160               (77)
         Impairment and other non-recurring charges           (2,100)           (2,260)           (2,100)           (2,260)
                                                           ---------         ---------         ---------         ---------
         Consolidated income (loss) from operations        $  13,112         $  (1,143)        $  21,824         $   2,368
                                                           =========         =========         =========         =========

Income from operations generated by the joint ventures represents the Company's equity in the income or loss of these entities.

The Company's share of depreciation and amortization expense included in the determination of joint ventures' income from operations is as follows (in thousands):

                                                           For the Three Months Ended           For the Six Months Ended
                                                            Feb. 28,          Feb. 28,          Feb. 28,          Feb. 28,
                                                              2003              2002              2003              2002
                                                           ---------         ---------         ---------         ---------
         Joint Ventures in the Metals
             Recycling Business                            $   1,624         $   1,530         $   3,260         $   3,077
         Joint Venture Suppliers of Metals                        70               539               144             1,066
                                                           ---------         ---------         ---------         ---------
         Total                                             $   1,694         $   2,069         $   3,404         $   4,143
                                                           =========         =========         =========         =========

                        SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company operates in three industry segments. The Company's Metals Recycling Business collects, processes and recycles steel and other metals through its facilities. The Company's Steel Manufacturing Business operates a mini-mill near Portland, Oregon, which melts recycled metal, produces finished steel products and maintains two mill depots in Southern California and one in Central California. The Company's Auto Parts Business purchases used and wrecked automobiles and allows retail customers the opportunity of extracting parts for purchase in its self-service auto parts stores, with 17 located in California, two in Nevada and one store in each of Texas, Utah, Illinois and Indiana. Additionally, the Company is a non-controlling partner in joint ventures that are either in the metals recycling business or are suppliers of unprocessed metals. The Joint Ventures in the Metals Recycling Business sell recycled metals that have been processed at their facilities (Processing) and also buy and sell third parties' processed metals (Trading).

Note 3 of the Notes to the Consolidated Financial Statements describes an acquisition that occurred on February 14, 2003. Under Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," the acquisition is considered a "step" acquisition due to the fact that the Company had a significant joint venture interest in the acquired business for a number of years. Additionally, since the acquisition occurred during the year, the Company elected to include it in the consolidated results as though it had occurred at the beginning of fiscal 2003. Thus, the 2003 statement of operations, balance sheet, and statement of cash flows have been adjusted to consolidate the acquisition as of September 1, 2002. Also, the acquired businesses were consolidated with the Company's previous interest in the business to form a separate reporting segment called the Auto Parts Business. As such, the financial statement information that was reported in the Company's Form 10-Q for the quarter ended November 30, 2002 has been restated. Additionally, consolidation accounting requires the Company to adjust its earnings for the ownership interests it did not own during the reporting period. During the three and six month periods ended February 28, 2003, net income was reduced by $0.4 million and $0.8 million of minority interests, respectively, net of income taxes, representing the share of income attributable to various continuing minority partners of the business. Also, during the most recent quarter and six month period, net income was reduced by $0.7 million and $2.5 million of pre-acquisition interests, respectively, net of income taxes, representing the share of income attributable to the former joint venture partner prior to the acquisition. The financial results of the acquired business for periods prior to fiscal 2003 continue to be accounted for using the equity method and are included in the joint venture businesses reporting segment.

                        SCHNITZER STEEL INDUSTRIES, INC.

RESULTS OF OPERATIONS

The Company's revenues and operating results by business segment are summarized below (in thousands):

                                                           For the Three Months Ended           For the Six Months Ended
                                                            Feb. 28,          Feb. 28,          Feb. 28,          Feb. 28,
                                                              2003              2002              2003              2002
                                                           ---------         ---------         ---------         ---------
                                                                                     (Unaudited)
         REVENUES:
         Metals Recycling Business:
               Ferrous sales                               $  72,630         $  41,780         $ 106,561         $  78,773
               Nonferrous sales                               11,669             8,726            21,784            18,616
               Other sales                                     1,417             2,176             2,945             3,734
                                                           ---------         ---------         ---------         ---------
                     Total sales                              85,716            52,682           131,290           101,123

         Auto Parts Business                                  14,755                --            30,894                --
         Steel Manufacturing Business                         41,271            33,902            84,101            70,304
         Intercompany sales eliminations                     (17,083)           (8,222)          (30,959)          (16,231)
                                                           ---------         ---------         ---------         ---------
                     Total                                 $ 124,659         $  78,362         $ 215,326         $ 155,196
                                                           =========         =========         =========         =========

         INCOME (LOSS) FROM OPERATIONS:
         Metals Recycling Business                         $   8,358         $     640         $  11,454         $   1,618
         Auto Parts Business                                   4,960                --            10,109                --
         Steel Manufacturing Business                         (1,358)           (2,074)           (2,615)           (2,322)
         Joint Ventures in the Metals Recycling Business       6,471             3,707             9,542             7,406
         Joint Venture Suppliers of Metals                      (277)              616              (173)            1,788
         Corporate expense                                    (2,529)           (1,819)           (4,553)           (3,785)
         Intercompany eliminations                              (413)               47               160               (77)
         Impairment and other non-recurring charges           (2,100)           (2,260)           (2,100)           (2,260)
                                                           ---------         ---------         ---------         ---------
                     Total                                 $  13,112         $  (1,143)        $  21,824         $   2,368
                                                           =========         =========         =========         =========

         NET INCOME (LOSS)                                 $   8,409         $  (1,054)        $  11,303         $     990
                                                           =========         =========         =========         =========

The Joint Ventures' revenues and results of operations were as follows (in thousands):

                                                                    For the Three Months Ended           For the Six Months Ended
                                                                     Feb. 28,          Feb. 28,          Feb. 28,          Feb. 28,
                                                                       2003              2002              2003              2002
                                                                    ---------         ---------         ---------         ---------
                                                                                              (Unaudited)
         Total revenues from external customers recognized by:
         Joint Ventures in the Metals Recycling Business
             Processing                                             $ 150,947         $ 110,477         $ 255,517         $ 231,304
             Trading                                                   14,830            27,342            65,362            58,254
         Joint Venture Suppliers of Metals                              2,414            14,665             4,509            28,804
                                                                    ---------         ---------         ---------         ---------
                                                                    $ 168,191         $ 152,484         $ 325,388         $ 318,362
                                                                    =========         =========         =========         =========
         Income from joint ventures recognized by the Company from:
         Joint Ventures in the Metals Recycling Business            $   6,471         $   3,707         $   9,542         $   7,406
         Joint Venture Suppliers of Metals                               (277)              616              (173)            1,788
                                                                    ---------         ---------         ---------         ---------
                                                                    $   6,194         $   4,323         $   9,369         $   9,194
                                                                    =========         =========         =========         =========

                        SCHNITZER STEEL INDUSTRIES, INC.

The following table summarizes certain selected operating data for the Company and its joint venture businesses:

                                                           For the Three Months Ended           For the Six Months Ended
                                                            Feb. 28,          Feb. 28,          Feb. 28,          Feb. 28,
                                                              2003              2002              2003              2002
                                                           ---------         ---------         ---------         ---------
                                                                                     (Unaudited)
         SHIPMENTS (in thousands):

         METALS RECYCLING BUSINESS:
         Ferrous recycled metal (long tons):
              To Steel Manufacturing Business                    141                98               256               191
              To other unaffiliated domestic customers            12                17                49                23
              To export customers                                402               286               545               535
                                                           ---------         ---------         ---------         ---------
                    Total ferrous recycled metal                 555               401               850               749
                                                           =========         =========         =========         =========

         Nonferrous metal (pounds)                            28,200            24,100            53,700            53,300
                                                           =========         =========         =========         =========

         STEEL MANUFACTURING BUSINESS:
         Finished steel products (net tons)                      137               117               279               241
                                                           =========         =========         =========         =========

         JOINT VENTURES IN THE METALS RECYCLING BUSINESS:
         Ferrous recycled metal (long tons):
                     Processing                                  940               891             1,577             1,785
                                                           =========         =========         =========         =========
                     Trading                                     266               258               654               498
                                                           =========         =========         =========         =========

SECOND QUARTER FISCAL 2003 COMPARED TO SECOND QUARTER FISCAL 2002

GENERAL. During the second quarter of fiscal 2003, the Metals Recycling Business continued to experience improved market conditions, which have not been seen since before the 1997 Asian financial crisis. Prices began to rise in early calendar 2002 as supplies of ferrous recycled metals from the countries of the former Soviet Union decreased as a result of export tariffs and bans in certain countries. By the end of the Company's 2002 fiscal year, foreign steel producers delayed placing new orders due to the rapid rise in prices. By the end of the Company's fiscal 2003 first quarter, foreign buyers needed to replenish their inventories and began to place orders at price levels that were at or above prices recognized in the first two months of the quarter. As a result, the Metals Recycling Business' ferrous sales volumes were unusually low in the first quarter of fiscal 2003. Throughout most of the second quarter, selling prices continued to rise and demand remained firm, much of which was fueled by China and Korea. During the same period, the cost of unprocessed metal rose as well, which combined with rising ocean freight rates partially offset the increase in selling prices. The Joint Ventures in the Metals Recycling Business were affected by the same supply and demand factors as the Company's wholly-owned Metals Recycling Business. However, the Joint Ventures that operate in the Northeastern U.S. were adversely affected by unusually cold winter weather slowing production volumes. Continued strong demand for nonferrous recycled metals, particularly from China, boosted nonferrous metals selling prices.

The Steel Manufacturing Business saw higher sales volumes and selling prices in the second quarter of fiscal 2003 compared with the second quarter of fiscal 2002. The sales volume increases were primarily driven by wire rod sales and to a lesser extent rebar sales. During the spring of 2002, the U.S. Government imposed anti-dumping and countervailing duties on certain wire rod imports, which combined with higher worldwide ferrous recycled metals prices (the primary raw material used to produce wire rod) improved the competitive position of domestic wire rod producers. The Steel Manufacturing Business turned this price parity with imported wire products into increased sales and market share. Also, towards the end of the fiscal 2003 second quarter, the Company and other steel producers increased their selling prices for rebar, which is believed to have spurred

                        SCHNITZER STEEL INDUSTRIES, INC.

wholesale customer demand to buy inventory ahead of the effective date for the price increases. The Company believes that merchant bar and rebar prices have not seen a significant positive impact from the temporary tariffs imposed in March 2002 by the Federal Government under section 201 of the Trade Act of 1974. However, merchant bar selling prices have increased modestly industry-wide in order to adjust up to the cash costs of production. In the second quarter of fiscal 2003, the Steel Manufacturing Business completed two capital projects to one of the rolling mills, which allow it to now produce higher margin specialty wire products, to improve the packaging of coiled products and increase the productivity on all wire production. Production costs per ton for the Steel Manufacturing Business improved as output in the melt shop and the rolling mills increased by 50% and 35%, respectively, compared with the second quarter of fiscal 2002. However, this efficiency improvement was partially offset by higher raw material prices, primarily recycled ferrous metal.

The Auto Parts Business is focused on the self-service auto parts business. Its retail customers pay an admission to enter the store. When a customer finds a desired part on an automobile, the customer removes it and pays a retail price for the part. Retail sales and admissions are somewhat seasonal and principally affected by weather and promotional events. Since the stores are open to the natural elements, during periods of prolonged wet, cold or extreme heat, the retail business tends to slow down due to the difficult customer working conditions. Further, the Company generally runs promotional events during seasonably moderate times of the year when it is most likely to affect the buying patterns of its retail customers. As a result, the Company's fiscal first and third quarters tend to generate the most retail sales and the fiscal second and fourth quarters are the slowest in terms of retail sales. The winter of fiscal 2003 has been considered extreme in the Midwest and Eastern U.S., which is in sharp contrast to the weather experienced in the second quarter of fiscal 2002. The more harsh weather conditions adversely affected retail sales in the Company stores in those parts of the country. The Northern California stores experienced normal seasonal weather patterns during both years.

The Auto Parts Business' other primary source of revenue is the sale of scrap metal and other parts wholesale. Revenues for the wholesale product lines are principally affected by commodity prices and shipping schedules. As mentioned earlier in the discussions regarding the Metal Recycling Business, recycled metal prices have increased dramatically since the second quarter of fiscal 2002, which has positively affected the revenues and profits of the Auto Parts Business.

Net income for the second quarter of fiscal 2003 compared with the same quarter in the previous fiscal year benefited from higher average selling prices for ferrous recycled metals as well as higher sales volumes for both the Metals Recycling Business and the Steel Manufacturing Business. Also, the most recent quarter benefited from the inclusion of the Auto Parts Business as a wholly owned company and higher income for the joint ventures in the metals recycling business primarily due to the same factors as the Company's wholly owned Metals Recycling Business.

REVENUES. Consolidated revenues for the three months ended February 28, 2003 increased 59% from $78.4 million to $124.7 million compared with the second quarter of fiscal 2002. The increase was primarily a result of increases in the Metals Recycling Business' sales volume and average net selling price per ton as well as the acquisition of the Auto Parts Business and its inclusion as a consolidated business. The Steel Manufacturing Business also showed gains in sales volume and average selling prices.

For the second quarter of fiscal 2003, revenues for the Metals Recycling Business, before intercompany eliminations, increased $33.0 million (63%) compared with the second quarter of fiscal 2002 primarily due to higher average net selling prices per ton and higher ferrous sales volumes. Total ferrous sales volumes increased 153,500 tons (38%) due primarily to the market conditions previously mentioned in the "General" paragraph. Ferrous export sales volumes increased 116,200 tons (41%) to 402,400 tons due to good international demand combined with increased demand from the Steel Manufacturing Business. Sales to the Steel Manufacturing Business increased 42,800 tons (44%) to 140,800 tons as the melt shop ramped up billet production which is in contrast to the production curtailment that occurred during last year's second quarter, which reduced recycled metal revenues. The average sales price, net of shipping costs (average net sales price),

                        SCHNITZER STEEL INDUSTRIES, INC.

for ferrous metals increased $24 per ton (28%) to $111 per ton from the second quarter of fiscal 2002 due to the lower supplies of competing metal in global markets and strong demand in Asia. Nonferrous sales volume increased 17% and the average selling price per pound increased 15%, which was primarily attributable to continued strong demand from China.

The Steel Manufacturing Business' revenues for the three months ended February 28, 2003 increased $7.4 million (22%), to $41.3 million compared with the prior year quarter, reflecting higher sales volumes and higher average sales prices. Finished steel shipments increased 20,200 tons (17%) to 137,000 tons with the average finished steel net selling price up $8 per ton (3%) to $283 per ton compared with the same quarter last year. The increase in sales volumes is primarily due to higher sales of wire rod (refer to the "General" paragraph above). These price increases had a minor effect on the 2003 second quarter. However, it did cause customers to place orders to buy ahead of the effective day of the price increase, which resulted in increased second quarter sales volumes. The wire rod average net sales price was up 11% compared with the second quarter of fiscal 2002. However, the Company believes that the tariffs imposed under Section 201 of the Trade Act of 1974 in March and April 2002 on lower priced imported steel products have not resulted in any significant increases in price for other finished steel products, especially rebar and merchant bar. Merchant bar selling prices have increased 13% from extremely low levels as cash production costs for most suppliers were higher than selling prices and selling prices needed to be adjusted upward. Also, as the second quarter of fiscal 2003 ended, both the Steel Manufacturing Business and other competing domestic steel mills announced modest price increases for both rebar and merchant bar to offset the higher raw material and energy costs.

As previously mentioned, the Auto Parts Business was acquired on February 14, 2003 and was considered a "step" acquisition requiring the consolidation of its financial results as of the beginning of fiscal 2003. As such, revenues for the second quarter of 2003 included $14.8 million related to the Auto Parts Business with no comparable revenues being recognized for financial statement purposes in the 2002 second quarter. In order to aid the reader's understanding of the financial performance of this segment, the pro forma fiscal 2002 second quarter revenues for the Auto Parts Business were $12.4 million. The $2.4 million (19%) increase was primarily caused by an increase in wholesale revenues driven by higher ferrous recycled metal prices and the timing of wholesale shipments. Wholesale sales volumes were lower during the 2002 quarter due to the timing of shipments between quarters.

COST OF GOODS SOLD. Consolidated cost of goods sold increased $29.1 million (39%) for the three months ended February 28, 2003, compared with the same period last year. Cost of goods sold decreased as a percentage of revenues from 95% to 83%. Gross profit increased $17.2 million to $21.0 million during the latest quarter as compared to the prior year quarter as profit margins increased for the Metals Recycling Business and gross profits of the Auto Parts Business were included.

For the Metal Recycling Business, the cost of goods sold as a percentage of revenues decreased compared with the second quarter of fiscal 2002 from 91% to 85%. Gross profit increased by $7.9 million to $12.9 million. The increase in gross profit was attributable to higher average net selling prices per ton and higher sales volumes. Compared with the second quarter of last year, the average ferrous metals cost of sales per ton increased 14% due to higher purchase costs for unprocessed ferrous metals. Generally, a change in the cost of unprocessed metal has a strong correlation to changes in the average selling price. Thus, as selling prices rose compared with last year's quarter, so did the cost of unprocessed metal.

For the second quarter of fiscal 2003, cost of goods sold for the Steel Manufacturing Business increased $6.6 million (19%) compared to the same period last year and as a percentage of revenues decreased from 104% to 101%. Cost of goods sold per ton was consistent with last year's second quarter. In the second quarter of fiscal 2003, the negative gross margin was ($0.5) million compared with a negative gross margin of $(1.3) million in the second quarter of last year. Anticipated margin improvements did not materialize in the second quarter of 2003 as compared to the first quarter of fiscal 2003 due to the increase in cost of goods sold. This increase was primarily caused by a 21% increase in the cost of ferrous recycled metals, the main raw material component of mini-mill steel manufacturing, and a product mix shift to wire rod, which has higher production costs than rebar.

                        SCHNITZER STEEL INDUSTRIES, INC.

This increase in raw material cost was partially offset by lower fixed costs per ton due to higher overall production volumes.

The Auto Parts Business' cost of sales was $1.0 million (15%) lower during the second quarter of fiscal 2003 as compared to the pro forma cost of sales for the fiscal 2002 quarter due primarily to lower automobile purchases, offset in part by higher average purchase costs and slightly higher wage costs. During the second quarter of fiscal 2003, the Auto Parts Business reported operating income of $5.0 million. On a comparable pro forma basis, this business segment had $1.4 million of operating income during the fiscal 2002 quarter. The higher operating profits were mainly caused by higher fiscal 2003 wholesale revenues driven by improved pricing for dismantled autobodies sold for scrap metal coupled with increased sales volumes.

JOINT VENTURES. The Joint Ventures in the Metals Recycling Business predominantly sell recycled ferrous metal. Revenues for this segment in the second quarter of fiscal 2003 increased $28.0 million (20%) compared with the prior year quarter primarily due to increased sales volumes and higher average net selling prices per ton. Due to the same supply and demand circumstances described earlier for the Company's wholly-owned businesses, the joint ventures that process recycled metals had a 5% increase in sales volume and a 28% increase in the average net selling price per ton for ferrous recycled metals.

The Company's equity in income from its Joint Ventures in the Metals Recycling Business for the second quarter of fiscal 2003 increased to $6.5 million from $3.7 million in the second quarter of fiscal 2002. The increase in income from these Joint Ventures was primarily caused by the earlier mentioned strong sales volumes and higher selling prices of the processing Joint Ventures. Additionally, the Joint Ventures have worked to reduce the cost of unprocessed inventory as a percentage of the selling price and to improve operational efficiencies, thereby increasing their operating margins per ton.

Revenues of the Joint Venture Suppliers of Metals decreased by $12.3 million from the second quarter for fiscal 2002 as compared to the 2003 second quarter. Most of this decrease was caused by the reclassification in fiscal 2003 of the Pick-n-Pull Joint Venture, which is now consolidated and included as a new business segment, the Auto Parts Business. Excluding the change caused by this reclassification, revenues decreased $2.5 million during the second quarter of fiscal 2003 compared to the second quarter of last year. During the second quarter of fiscal 2002, the Company's plant demolition and reclamation joint venture was engaged in a large remediation and demolition job, which resulted in the higher than usual revenue. For the three months ended February 28, 2003, the Company's equity in income from these joint ventures decreased $0.4 million primarily due to the slowdown in the U.S. economy.

IMPAIRMENT AND OTHER NON-RECURRING CHARGES. In connection with the acquisition of the Auto Parts Business, the Company conducted an environmental due diligence investigation. Based upon new information obtained in this investigation, the Joint Venture accrued $2.1 million in environmental liabilities in the second quarter of 2003 for remediation costs at the Auto Parts Business' store locations. No environmental proceedings are pending at any of these sites.

In the second quarter of fiscal 2002, the Company recorded a loss of $1.5 million related to the early termination of two vessel charter agreements with a related company. Also in that quarter, the Company sold a non-strategic steel forging business that was part of a 1995 Metals Recycling Business acquisition to an unrelated party and recorded a loss of $0.8 million on the sale.

GENERAL AND ADMINISTRATIVE EXPENSE. Compared with the second quarter of fiscal 2002, general and administrative expense for the same quarter this fiscal year increased $4.8 million, which was almost solely due to the consolidation of the Auto Parts Business.

INTEREST EXPENSE. Interest expense for the second quarter of fiscal 2003 decreased 44% to $0.3 million compared with the second quarter of fiscal 2002. The decrease was primarily a result of lower average principal

                        SCHNITZER STEEL INDUSTRIES, INC.

balances outstanding in the second quarter of fiscal 2003 as compared with last year's second quarter, as well as lower average interest rates.

INCOME TAX PROVISION. The tax rate for the second quarter of fiscal 2003 was approximately 27%, compared with a tax benefit of 37% for the prior year quarter. The current quarter rate of 27% is lower than the 35% federal statutory tax rate for three primary reasons: (1) The implementation of SFAS 142 has eliminated the amortization of goodwill, some of which have been nondeductible;
(2) export sales, which under Federal law are taxed at a lower rate than domestic sales, have increased; and (3) net operating loss carryforwards that accompanied an earlier acquisition continue to provide benefit.

FIRST HALF OF FISCAL 2003 VS. FIRST HALF OF FISCAL 2002
-------------------------------------------------------

REVENUES. Consolidated revenues for the six months ended February 28, 2003 increased $60.1 million (39%) from the same period last year. The higher revenues were primarily attributed to increased sales volumes and higher average selling prices for the Metals Recycling Business, higher sales volumes for the Steel Manufacturing Business and the inclusion of the Auto Parts Business as a consolidated business.

During the six months ended February 28, 2003, revenues for the Metals Recycling Business, before intercompany eliminations, increased $30.2 million (30%), which is attributed to higher sales volumes and higher average ferrous recycled metals selling prices. Ferrous sales volumes increased by 13% over the 2002 period. Average sales prices for ferrous metals were up 24% and nonferrous metals were up 17% compared with the first half of fiscal 2002. The higher ferrous sales volumes were caused by continued good demand from Asian countries and a decrease in supply coming from the countries of the former Soviet Union.

The Steel Manufacturing Business' revenues for the six months ended February 28, 2003 increased $13.8 million (20%), to $84.1 million, from the first half of the prior year. The increase in revenues was a result of a 43,300 ton increase (97%) in wire rod shipments during the first six months of fiscal 2003 compared to the prior year. The increased demand for wire rod was a result of price parity with imported products as described above in the "General" paragraph. Sales volumes of other products approximated last year's levels. Average selling prices increased modestly led by increases in merchant bar and to a smaller extent by rebar prices. Merchant bar selling prices increased 11% from extremely low levels as cash production costs for most suppliers were higher than selling prices. Thus, selling prices were adjusted upward.

Revenues for the Auto Parts Business increased by $4.7 million (18%) for the first half of fiscal 2003 compared to the pro forma revenue for the same period in 2002. The higher revenues were primarily caused by an increase in wholesale revenues driven by higher ferrous recycled metal prices and the timing of sales between periods.

COST OF GOODS SOLD. Consolidated cost of goods sold increased by $31.7 million (22%) for the six months ended February 28, 2003, compared with the same period last year. Cost of goods sold decreased as a percentage of revenues from 94% to 83%, which contributed to a $28.4 million increase in gross profit for the first six months of fiscal 2003 as compared to the prior year. The higher gross profit reflected the increased volumes and selling prices for the Metals Recycling Business and the inclusion of the Auto Parts Business as a consolidated business.

During the first six months of fiscal 2003, the Metals Recycling Business' cost of goods sold increased $20.0 million over the prior year. The cost of goods sold as a percentage of revenues decreased from 90% for the first half of fiscal 2002 to 85% during the first half of fiscal 2003. As a result, gross profit increased by $9.8 million to $19.8 million. The increase in gross margin in the first six months of fiscal 2003 is attributable to higher average selling prices per ton and higher sales volumes partially offset by higher average purchase prices paid for unprocessed metal compared with the first six months of fiscal 2002.

                        SCHNITZER STEEL INDUSTRIES, INC.

During the first six months of fiscal 2003, cost of goods sold for the Steel Manufacturing Business increased $14.0 million compared to the same period last year and was consistent as a percentage of revenues at 101%. Gross margin declined further from a loss of $0.8 million to a loss of $1.1 million compared with the first half of last year. Although the average sales price per ton was slightly higher compared with the first six months of fiscal 2002 and production increases lowered fixed cost per ton, the average cost of goods sold per ton increased. This increase was attributed to higher raw material costs (primarily recycled metal) and a product mix shift to wire rod, which has higher production costs than rebar.

The Auto Parts Business' cost of sales was 5% lower during the first half of fiscal 2003 as compared to pro forma cost of sales for the fiscal 2002 period due primarily to lower purchase costs, offset in part by slightly higher wage costs.

JOINT VENTURES. For the six months ended February 28, 2003, revenues for Joint Ventures in the Metals Recycling Business increased by $31.3 million from the first six months of last year. The increase was primarily due to higher average net sales prices for ferrous metals, which were partially offset by lower ferrous sales volumes. These higher average sales prices were caused by the same market conditions as described for the Metals Recycling Business. Fiscal 2002 sales volumes were unusually high due to the significant volume of metal coming from the World Trade Center tragedy. For the first six months of fiscal 2003, income recognized from these joint ventures increased by $2.1 million over the first six months of fiscal 2002 to $9.5 million. The improved operating results were primarily caused by higher average net selling prices per ton partially offset by lower sales volumes.

Revenues of Joint Venture Suppliers of Metal decreased from $8.1 million to $4.5 million (excluding the change caused by the reclassification of the Auto Parts Business) due to lower selling prices and lower demolition revenue coming from the joint ventures in this business. Year-to-date, the Company's equity in income from these joint ventures decreased to a loss of $0.2 million from a profit of $0.2 million for the previous year.

GENERAL AND ADMINISTRATIVE EXPENSE. For the six months ended February 28, 2003, general and administrative expense increased $9.0 million over with the same period last year. This increase was primarily due to the consolidation of the Auto Parts Business.

INTEREST EXPENSE. For the six months ended February 28, 2003, interest expense decreased $0.6 million to $0.7 million compared with the same period last year. The decrease was primarily a result of lower average borrowings caused by cash flow generated from operations, distributions from joint ventures and lower interest rates.

INCOME TAX PROVISION. The Company's effective rate of 26% for the first six months of fiscal 2003 is lower than the 35% federal statutory tax rate for three primary reasons: (1) The implementation of SFAS 142 has eliminated the amortization of goodwill, some of which have been nondeductible; (2) export sales, which under Federal law are taxed at a lower rate than domestic sales, have increased; and (3) net operating loss carryforwards that accompanied an earlier acquisition continue to provide benefit. The prior year's tax rate of 20% benefited from the two latter items, as well as from the one-time recognition of California tax credits that had been generated over the previous ten years.

LIQUIDITY AND CAPITAL RESOURCES. Cash provided by operations for the six months ended February 28, 2003 was $12.4 million compared with $11.8 million for the same period in the prior fiscal year. The $0.6 million increase in cash flow was due primarily to higher net income in the current year offset by increases in inventory.

Capital expenditures for the six months ended February 28, 2003 were $10.1 million compared with $4.4 million during the first six months of fiscal 2002. The increase was due to the costs associated with dock renovation and improvement projects at the Company's Portland, Oregon and Oakland, California recycling facilities. The Company expects to spend approximately $6.9 million on capital projects during the remainder of fiscal 2003.

                        SCHNITZER STEEL INDUSTRIES, INC.

As a result of acquisitions completed in both the current and prior years the Company had $22.6 million of accrued environmental liabilities as of February 28, 2003. The Company expects to require significant future cash outlays as it incurs the actual costs relating to the remediation of such environmental liabilities.

As of February 28, 2003, the Company had a committed unsecured bank credit facility totaling $175 million that matures in June 2003. The Company also had additional unsecured lines of credit of $40 million, which were uncommitted. In the aggregate, the Company had bank borrowings outstanding totaling $102.4 million at February 28, 2003. These borrowings are classified as a current liability due to the June 2003 expiration of the bank credit facility. Management intends to replace the bank credit facility with a new agreement and believes it has the ability to refinance the facility based upon the Company's financial position. In addition, the Company has signed an agreement with a bank to use its best efforts to syndicate a new bank credit facility. Management believes the new bank credit facility will be completed before June 1, 2003. The Company's debt agreements have certain restrictive covenants. As of February 28, 2003, the Company was in compliance with such covenants.

In July 2002, the Company's metals recycling joint ventures with Hugo Neu Corporation entered into a $70 million revolving credit facility ("JV Credit Facility") with a group of banks for working capital and general corporate purposes. Prior to that time, the joint ventures' working capital and other cash needs had been met by advances provided equally by the Company and its partner, Hugo Neu Corporation. The JV Credit Facility expires in July 2004, is secured by the inventory and receivables of the joint venture businesses and has certain restrictions on future borrowings. The Company is not a guarantor of the JV Credit Facility. The JV Credit Facility has a number of covenants and restrictions, including restrictions on the level of distributions to the joint venture partners. As of February 28, 2003, the joint ventures were in compliance with such covenants. Borrowings under the JV Credit Facility totaled $25.0 million at February 28, 2003.

The Company has certain contractual obligations and commercial commitments to make future payments. The following table summarizes these future obligations and commitments as of February 28, 2003 (in thousands):

                                                  Less than           1-3             4-5           After 5
                                     Total          1 Year           Years           Years           Years
                                   --------        --------        --------        --------        --------
Long-term debt(1)                  $110,772        $102,637        $    371        $     64        $  7,700
Operating leases(2)                 110,869           6,238           9,596           5,348          89,687
Letters of credit                     3,930           3,930              --              --              --
JV credit facility (50%)(3)          12,500              --          12,500              --              --
                                   --------        --------        --------        --------        --------
Total                              $238,071        $112,805        $ 22,467        $  5,412        $ 97,387
                                   ========        ========        ========        ========        ========

(1) The Company has a $175 million credit facility with a group of banks for working capital and other general purposes. The facility expires in June 2003 and has therefore been classified by the Company as a current liability at February 28, 2003. Management believes it has the ability to refinance the facility and expects to complete the refinancing in 2003.
(2) The Company's operating leases increased by $12.4 million as a result of the acquisition of the Auto Parts Business.
(3) This disclosure assumes that if the JV Credit Facility is not renewed or refinanced upon expiration, the Company and Hugo Neu Corporation would restore their previous arrangement under which each funded one-half of the joint ventures' cash needs.

Pursuant to a stock repurchase program, the Company is authorized to repurchase up to 3.0 million shares of its stock when the market price of the Company's stock is not reflective of management's opinion of an appropriate valuation of the stock. Management believes that repurchasing shares under these conditions enhances shareholder

                        SCHNITZER STEEL INDUSTRIES, INC.

value. During the first six months of fiscal 2003, the Company made no share repurchases. As of February 28, 2003, the Company had repurchased a total of 1.3 million shares under this program.

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

OUTLOOK. Since the spring of 2002, the Company's metal recycling businesses have experienced improved market conditions brought about by the combination of increased Asian demand coupled with reduced world-wide supplies of ferrous recycled metal. Markets have also benefited from temporary production shut-downs of metal substitutes mainly due to political unrest in Venezuela and harsh winter weather conditions in Eastern Europe and Northern Asia. Fiscal third quarter prices are expected to show further improvement, which should benefit both the Company's wholly-owned operations and joint ventures in the metals recycling business. However, the benefits from the increasing selling prices are expected to be partially tempered by the rising cost of unprocessed metal as well as higher ocean freight rates.

The Auto Parts Business traditionally experiences modest improvements in retail revenues during the third fiscal quarter of each year, which is primarily due to seasonal weather improvements and promotional events. As such, the Company anticipates a modest improvement in retail sales during the third quarter.

The Steel Manufacturing Business normally experiences seasonal improvements in demand in the third quarter of each year. Further, the Company anticipates average selling prices will show modest improvement over the second quarter, caused by recently announced price increases. Much of the price improvement is expected to offset the rising cost of recycled ferrous metal and seasonal increases in energy costs. The Company anticipates that this business segment will be near break-even from an operating income perspective in the third quarter.

Overall, the Company estimates third quarter operating income will be in the $17 to $19 million range. The Company anticipates that its effective tax rate will continue to benefit from net operating loss carryforwards that were acquired as part of an earlier acquisition. This, as well as existing state tax credits, should result in an effective tax rate in the mid to high twenty percent range.

FACTORS THAT COULD AFFECT FUTURE RESLTS. Management's Discussion and Analysis of Financial Condition and Results of Operations, particularly "Outlook" above, contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. One can generally identify these forward-looking statements because they contain "expect", "believe" and other words which convey a similar meaning. One can also identify these statements as they do not relate strictly to historical or current facts. Examples of factors affecting Schnitzer Steel Industries, Inc.'s consolidated operations and its joint ventures (the Company) that could cause actual results to differ materially are the following:

Cyclicality and General Market Considerations:
---------------------------------------------
Selling prices for recycled metals are highly cyclical in nature and subject to worldwide economic conditions. In addition, the cost and availability of recycled metals are subject to volatile supply and demand conditions beyond the Company's control, resulting in periodic fluctuations in recycled metals prices. While the Company attempts to maintain margins by responding to changing recycled metals selling prices through adjustments to its metals purchase prices, the Company's ability to do so is limited by competitive factors as well as the impact of lower prices on the volume of scrap available to the Company. Moreover, increases in recycled metals prices can adversely affect the operating results of the Company's Steel Manufacturing Business because increases in steel prices generally lag increases in ferrous recycled metals prices.

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

The Auto Parts Business experiences modest seasonal fluctuations in demand. The retail stores are open to the elements. During periods of extreme temperatures and precipitation, customers tend to delay their purchases and wait for milder conditions. As a result, retail sales are generally higher during the spring and fall of each fiscal year and lower in the winter and summer months.

Competition:
------------
The recycled metals industry is highly competitive, with the volume of purchases and sales subject to a number of competitive factors, principally price. The Company has competition from both large and numerous smaller companies in its markets for the purchase of recyclable metals. The Company competes with a number of domestic and foreign recycled metals processors for sales to foreign customers. In the recent past lower cost ferrous recycled metals supplies from the countries of the former Soviet Union have adversely affected the Company's ferrous recycled metals selling prices and volumes. Currently, those countries have export tariffs and some outright export bans which have significantly reduced their export volumes and lowered the worldwide supply of ferrous recycled metals. These tariffs and bans have had a positive effect on the Company's selling prices and volumes. However, the Company cannot predict when or if the countries of the former Soviet Union will change their export policies and what effect, if any, such changes might have on the Company's operating results.

The domestic steel industry also is highly competitive. Steel prices can be highly volatile and price is a significant competitive factor. The Company competes with several steel producers in the Western United States for sales of its products. In addition, in recent years, the Company has experienced significant foreign competition, which is sometimes subsidized by large government agencies. There can be no assurance that such competition will not increase in the future. In March and April 2002, the ITC imposed tariffs on imported steel, under Section 201 of the 1974 Trade Act, to temporarily aid the domestic steel industry. Recently, these tariffs were found to be in violation of global trade rules by a World Trade Organization ("WTO") dispute panel. However, a final report has not been issued and it is expected that the ITC would appeal the decision. To date, those tariffs have not significantly benefited selling prices for finished steel products, however, the Company cannot predict the outcome of the WTO decision. In October 2002, the ITC announced duty margins of up to 360% and subsidy rates of up to 18% against wire rod products from eight foreign countries. The Company cannot, however, predict the impact of these duty margins and subsidy rates on prices and operating results. In December 2002, Nucor Corporation assumed ownership of the assets of Birmingham Steel Corp., a steel manufacturing business in Seattle, Washington. Nucor Corporation has a significant share of the West Coast finished steel market and is considered an aggressive competitor. The impact, if any, that Nucor's ownership and operation of Birmingham Steel's Seattle facility will have on the Steel Manufacturing Business' and the Metals Recycling Business' operating results cannot be determined at this time.

The Auto Parts Business competes with both full-service and self-service auto dismantlers as well as larger well financed retail auto parts businesses for retail customers. Also, the business competes for its automobile inventory

                        SCHNITZER STEEL INDUSTRIES, INC.

with other dismantlers, used car dealers, auto auctions and metal recyclers. Inventory costs can fluctuate significantly depending on market conditions and prices for recycled metal.

Joint Ventures:
---------------
The Company has significant investments in joint venture companies. The Company does not manage the day-to-day activities of these businesses. As a result, it does not have the same ability to control the operations and related financial results as it does with its consolidated businesses. These businesses are, however, affected by many of the same risk factors mentioned above. Therefore, it is difficult to predict the financial results of these businesses.

Energy Supply:
--------------
The Company and its joint ventures utilize various energy sources to operate their facilities. In particular, electricity and natural gas currently represent approximately 13% of the cost of steel manufactured for the Company's Steel Manufacturing Business. The Steel Manufacturing Business purchases electric power under a long-term contract from McMinnville Water & Light (McMinnville) which in turn relies on the Bonneville Power Administration (BPA). Historically, these contracts have had favorable prices and are long-term in nature. The Company has a five-year contract that expires in September 2006. On October 1, 2001, the BPA increased its electricity rates due to increased demand on the West Coast and lower supplies. This increase was in the form of a Cost Recovery Adjustment Clause (CRAC) added to BPA's contract with McMinnville. The CRAC is an additional monthly surcharge on selected power charges to recover costs associated with buying higher priced power during the West Coast power shortage. Because the BPA can adjust the CRAC every six months, it is not possible to predict future rate changes.

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

Tax Laws:
---------
The Company has been able to reduce its effective tax rate below the federal statutory tax rate for each of the last three years by using a combination of Net Operating Loss Carryforwards (NOLs), State of California Enterprise Zone tax credits and Foreign Sales Corporations or Extraterritorial Income Exclusions. The Company cannot predict how future tax law changes might affect the Company's effective tax rate.

Shipping and Handling:
----------------------
Both the Metals Recycling Business and the Steel Manufacturing Business often rely on third parties to handle and transport their products to end users in a timely manner. The cost to transport the products, in particular by ocean freight, can be affected by circumstances over which the Company has no control such as fuel prices, political events, governmental regulations on transportation and changes in market rates due to carrier availability.

Insurance:
----------
The cost of the Company's insurance is affected not only by its own loss experience but also by cycles in the insurance market. Though the Company's loss record and relationship with its underwriters is good, it cannot predict future events and circumstances which could cause rates to materially change such as war, terrorist activities or natural disasters.

Pick-n-Pull Acquisition:
------------------------
The Company has previously issued forward looking statements predicting that the Pick-n-Pull acquisition will be accretive to the Company's earnings. However, this business is subject to a number of risks that could prevent it from maintaining or exceeding its current levels of profitability, such as volatile supply and demand conditions affecting prices and volumes in the markets for its products, services and raw materials; environmental issues; local and worldwide economic conditions; increased competition; purchase accounting assumptions surrounding intangibles and goodwill; and business integration and management transition issues.

                        SCHNITZER STEEL INDUSTRIES, INC.

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

                        SCHNITZER STEEL INDUSTRIES, INC.


                                     PART II

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The 2003 annual meeting of the shareholders was held on January 27, 2003. Holders of 4,175,537 shares of the Company's Class A common stock, entitled to one vote per share, and 3,499,638 shares of the Company's Class B common stock, entitled to ten votes per share, were present in person or by proxy at the meeting.

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

                  This proposal was approved as follows:

                                                Votes For         Votes Withheld
                                                ---------         --------------

                  Leonard Schnitzer             37,846,199           1,325,718
                  Robert W. Philip              37,847,685           1,324,232
                  Kenneth M. Novack             37,845,933           1,325,984
                  Gary Schnitzer                37,847,588           1,324,329
                  Dori Schnitzer                39,084,341              87,576
                  Carol S. Lewis                39,086,786              85,131
                  Scott Lewis                   39,085,696              86,221
                  Jean S. Reynolds              39,086,886              85,031
                  Robert S. Ball                39,086,993              84,924
                  William A. Furman             39,088,693              83,224
                  Ralph R. Shaw                 39,087,493              84,424

         2. To consider a shareholder proposal regarding the composition of the Board of Directors

                  This proposal was rejected by the stockholders with 3,177,726 votes cast for and 35,604,161 votes cast against. There were 357,150 abstentions and 635,080 broker non-votes.

                        SCHNITZER STEEL INDUSTRIES, INC.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(A)    EXHIBITS

        99.1      Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2      Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)     REPORTS ON FORM 8-K

        The following report was filed on Form 8-K during the fiscal quarter ended February 28, 2003:

            On February 18, 2003, the Company filed a Current Report on Form 8-K to report under Item 2 the closing on February 14, 2003 of the Company's acquisition of the Auto Parts Business.

                        SCHNITZER STEEL INDUSTRIES, INC.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SCHNITZER STEEL INDUSTRIES, INC.
                                           (Registrant)










Date:  April 11, 2003                      By: /s/ Barry A. Rosen
     ------------------------                  ---------------------------------
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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 11, 2003

/s/ Robert W. Philip
-------------------------------------
Robert W. Philip
President and Chief Executive Officer

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 11, 2003

/s/ Barry A. Rosen
-------------------------------------
Barry A. Rosen
Vice President, Finance and Chief Financial Officer