Form 10-Q
period 2003-05-31
SCHNITZER STEEL INDUSTRIES INC
filed 2003-07-14
CIK 912603

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended May 31, 2003 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from         to        .
                                               -------    -------


Commission file number 0-22496


                        SCHNITZER STEEL INDUSTRIES, INC.
--------------------------------------------------------------------------------
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

The Registrant had 5,452,600 shares of Class A Common Stock, par value of $1.00 per share, and 3,986,994 shares of Class B Common Stock, par value of $1.00 per share, outstanding at July 1, 2003.

================================================================================

                        SCHNITZER STEEL INDUSTRIES, INC.


                                      INDEX



                                                                        PAGE NO.
                                                                        --------

PART I.   FINANCIAL INFORMATION

Consolidated Balance Sheet at May 31, 2003 and August 31, 2002 ................3

Consolidated Statement of Operations for the Three Months and
    Nine Months Ended May 31, 2003 and 2002 ...................................4

Consolidated Statement of Shareholders' Equity for the Year
    Ended August 31, 2002 and the Nine Months Ended May 31, 2003...............5

Consolidated Statement of Cash Flows for the Nine Months Ended
    May 31, 2003 and 2002......................................................6

Notes to Consolidated Financial Statements.....................................7

Management's Discussion and Analysis of Financial Condition and
    Results of Operations.....................................................17

Quantitative and Qualitative Disclosures about Market Risk....................29

Controls and Procedures.......................................................29




PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K..............................................30

SIGNATURE PAGE................................................................31

CERTIFICATIONS................................................................32

                        SCHNITZER STEEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                    (In thousands, except per share amounts)

                                                                         May 31, 2003    Aug. 31, 2002
                                                                         ------------     ------------
                                                                          (Unaudited)       (Audited)
ASSETS:
------
Current Assets:
    Cash                                                                 $      1,132     $     32,974
    Accounts receivable, less allowance for
       doubtful accounts of $785 and $905                                      32,853           33,516
    Accounts receivable from related parties                                      472              813
    Inventories (Note 2)                                                       70,510           57,917
    Deferred income taxes                                                       4,115            3,966
    Prepaid expenses and other                                                  4,526            2,521
                                                                         ------------     ------------
           Total current assets                                               113,608          131,707

Net property, plant and equipment                                             141,900          111,759

Other assets:
    Investment in and advances to joint venture partnerships                  112,487           96,440
    Notes receivables, less current portion                                     1,666           27,067
    Goodwill                                                                  106,970           35,754
    Other                                                                       2,553            2,279
                                                                         ------------     ------------
TOTAL ASSETS                                                             $    479,184     $    405,006
                                                                         ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Current portion of long-term debt                                    $        220     $     60,220
    Accounts payable                                                           20,273           18,205
    Accrued payroll liabilities                                                 6,587            5,887
    Current portion of environmental liabilities                                2,638            3,030
    Other accrued liabilities                                                   7,631            5,014
                                                                         ------------     ------------
           Total current liabilities                                           37,349           92,356

Deferred income taxes                                                          30,860           30,860

Long-term debt, less current portion                                          104,119            8,305

Environmental liabilities, net of current portion                              19,423           18,045

Other long-term liabilities                                                     3,297            2,492

Minority interests                                                              3,336               --

Commitments and contingencies                                                      --               --

Shareholders' equity:
    Preferred stock--20,000 shares authorized, none issued                         --               --
        Class A common stock--75,000 shares $1 par value
           authorized, 5,324 and 5,025 shares issued and outstanding            5,324            5,025
        Class B common stock--25,000 shares $1 par value
           authorized, 4,070 and 4,180 shares issued and outstanding            4,070            4,180
    Additional paid-in capital                                                 98,797           96,074
    Retained earnings                                                         172,609          147,669
                                                                         ------------     ------------
           Total shareholders' equity                                         280,800          252,948

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $    479,184     $    405,006
                                                                         ============     ============

         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
               (Unaudited, in thousands, except per share amounts)


                                                             For The Three Months Ended           For The Nine Months Ended
                                                           ------------------------------      ------------------------------
                                                           May 31, 2003      May 31, 2002      May 31, 2003      May 31, 2002
                                                           ------------      ------------      ------------      ------------
Revenues                                                   $    127,944      $     95,364      $    343,270      $    250,560
                                                           ------------      ------------      ------------      ------------
Costs and expenses:
   Cost of goods sold and other operating expenses              105,051            87,644           288,111           233,724
   Impairment and other non-recurring charges                        --                --             2,100             2,260
   Selling and commission expenses                                1,369               713             3,827             2,089
   General and administrative expenses                            8,377             6,743            23,630            19,051
                                                           ------------      ------------      ------------      ------------

Income (loss) from wholly-owned operations                       13,147               264            25,602            (6,564)

Income from joint ventures                                        8,840             4,599            18,209            13,793
                                                           ------------      ------------      ------------      ------------

Income from operations                                           21,987             4,863            43,811             7,229
                                                           ------------      ------------      ------------      ------------
Other income (expense):
   Interest expense                                                (444)             (527)           (1,134)           (1,862)
   Other income (expense)                                           (21)             (128)               (4)               78
                                                           ------------      ------------      ------------      ------------
                                                                   (465)             (655)           (1,138)           (1,784)

Income before cumulative effect of change in
   accounting principle, income taxes, minority
   interests and pre-acquisition interests                       21,522             4,208            42,673             5,445

Income tax provision                                             (5,945)             (841)          (11,462)           (1,088)
                                                           ------------      ------------      ------------      ------------
Income before cumulative effect of change in
   accounting principle, minority interests,
   and pre-acquisition interests                                 15,577             3,367            31,211             4,357

Minority interests, net of tax                                     (549)               --            (1,350)               --
Pre-acquisition interests, net of tax                                --                --            (2,547)               --
                                                           ------------      ------------      ------------      ------------
Income before cumulative effect of change
   in accounting principle                                       15,028             3,367            27,314             4,357

Cumulative effect of change in accounting principle                  --                --              (983)               --
                                                           ------------      ------------      ------------      ------------
Net income                                                 $     15,028      $      3,367      $     26,331      $      4,357
                                                           ============      ============      ============      ============
Net income per share - basic:
   Income before cumulative effect of change
         in accounting principle                           $       1.62      $       0.37      $       2.96      $       0.48
   Cumulative effect of change in accounting principle               --                --             (0.11)               --
                                                           ------------      ------------      ------------      ------------
   Net Income                                              $       1.62      $       0.37      $       2.85      $       0.48
                                                           ============      ============      ============      ============
Net income per share - diluted:
   Income before cumulative effect of change
         in accounting principle                           $       1.56      $       0.36      $       2.87      $       0.47
   Cumulative effect of change in accounting principle               --                --             (0.10)               --
                                                           ------------      ------------      ------------      ------------
   Net Income                                              $       1.56      $       0.36      $       2.77      $       0.47
                                                           ============      ============      ============      ============

         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            (Unaudited, in thousands)

                                            Class A                     Class B
                                          Common Stock                Common Stock          Additional
                                     ----------------------      ----------------------      Paid-in      Retained
                                      Shares        Amount        Shares        Amount       Capital      Earnings      Total
                                     --------      --------      --------      --------      --------     --------     --------
Balance at August 31, 2001              4,896      $  4,896         4,304      $  4,304      $ 95,923     $142,946     $248,069

Class B common stock converted
    to Class A common stock               124           124          (124)         (124)                                     --
Class A common stock repurchased          (99)          (99)                                   (1,157)                   (1,256)
Class A common stock issued               104           104                                     1,308                     1,412
Net income                                                                                                   6,553        6,553
Dividends paid                                                                                              (1,830)      (1,830)
                                     --------      --------      --------      --------      --------     --------     --------

Balance at August 31, 2002              5,025         5,025         4,180         4,180        96,074      147,669      252,948

Class A common stock issued               189           189                                     2,723                     2,912
Class B common stock converted
    to Class A common stock               110           110          (110)         (110)                                     --
Net income                                                                                                  26,331       26,331
Dividends paid                                                                                              (1,391)      (1,391)
                                     --------      --------      --------      --------      --------     --------     --------

Balance at May 31, 2003                 5,324      $  5,324         4,070      $  4,070      $ 98,797     $172,609     $280,800
                                     ========      ========      ========      ========      ========     ========     ========




         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited, in thousands)



                                                              For The Nine Months Ended
                                                            ------------------------------
                                                            May 31, 2003      May 31, 2002
                                                            ------------      ------------
Operations:
Net income                                                  $     26,331      $      4,357
Noncash items included in income:
    Cumulative effect in accounting principle change                 983                --
    Depreciation and amortization                                 14,709            14,005
    Minority and pre-acquisition interests                         5,267                --
    Equity in income of joint ventures                           (18,209)          (13,793)
    Deferred income taxes                                            (33)           (1,343)
    (Gain) loss on disposal of assets                               (106)              858
Cash provided (used) by changes in working capital:
    Accounts receivable                                            1,378            (5,353)
    Inventories                                                  (10,607)           22,127
    Prepaid expenses                                              (3,426)             (565)
    Accounts payable                                               1,538             1,747
    Accrued liabilities                                              725            (1,605)
    Environmental liabilities                                        885              (872)
    Other assets and liabilities                                   1,427             2,860
                                                            ------------      ------------

Net cash provided by operations                                   20,862            22,423
                                                            ------------      ------------

Investing:
Capital expenditures                                             (14,810)           (7,049)
Investments in subsidiaries                                      (64,923)               --
Cash received from joint ventures                                    260           119,999
Cash used by joint ventures                                       (2,842)         (109,167)
Proceeds from sale of assets                                         577                39
                                                            ------------      ------------

Net cash provided (used by) investments                          (81,738)            3,822
                                                            ------------      ------------

Financing:
Repurchase of Class A common stock                                    --            (1,256)
Issuance of Class A common stock                                   2,910               558
Distributions to minority and pre-acquisition interests           (3,901)               --
Dividends declared and paid                                       (1,389)           (1,371)
Increase (decrease) in long-term debt                             31,414           (10,877)
                                                            ------------      ------------

Net cash used by financing                                        29,034           (12,946)
                                                            ------------      ------------

Net increase (decrease) in cash                                  (31,842)           13,299

Cash at beginning of period                                       32,974             1,877
                                                            ------------      ------------

Cash at end of period                                       $      1,132      $     15,176
                                                            ============      ============

         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 2003 AND 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION
---------------------
The accompanying unaudited interim financial statements of Schnitzer Steel Industries, Inc. (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, management suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the fiscal year ended August 31, 2002. The results for the three and nine months ended May 31, 2003 and 2002 are not necessarily indicative of the results of operations for the entire year.

Note 3 of the Notes to the Consolidated Financial Statements describes an acquisition that occurred on February 14, 2003. Under Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations," the acquisition is considered a "step" acquisition due to the fact that the Company had a significant joint venture interest in the acquired business for a number of years. Additionally, since the acquisition occurred during the year, the Company elected to include it in the consolidated results as though it had occurred at the beginning of fiscal 2003. Thus, the 2003 statement of operations, balance sheet, and statement of cash flows have been adjusted to consolidate the acquisition as of September 1, 2002. Also, the acquired businesses were consolidated with the Company's previous interest in the business to form a separate reporting segment called the Auto Parts Business. As such, the financial statement information that was reported in the Company's Form 10-Q for the quarter ended November 30, 2002 has been restated. Additionally, consolidation accounting requires the Company to adjust its earnings for the ownership interests it did not own during the reporting period. During the three and nine month periods ended May 31, 2003, net income was reduced by $0.5 million and $1.3 million of minority interests, respectively, net of income taxes, representing the share of income attributable to various continuing minority partners of the business. Also, for the period from September 1, 2002 through February 14, 2003, net income was reduced by $2.5 million of pre-acquisition interests, net of income taxes, representing the share of income attributable to the former joint venture partner prior to the acquisition. The financial results of the acquired business for periods prior to fiscal 2003 continue to be accounted for using the equity method and are included in the joint venture businesses reporting segment.

RECLASSIFICATIONS
-----------------
Certain current and prior year amounts have been reclassified to conform to fiscal 2003 presentation for the periods ending May 31, 2003 & 2002. These changes had no impact on previously reported results of operations or shareholders' equity.

EARNINGS AND DIVIDENDS PER SHARE
--------------------------------
Basic earnings per share (EPS) are computed based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 2003 AND 2002


The following represents a reconciliation from basic EPS to diluted EPS (in thousands, except per share amounts):

                                                         For the Three Months Ended    For the Nine Months Ended
                                                                  May 31,                       May 31,
                                                         -------------------------     -------------------------
                                                            2003           2002           2003           2002
                                                         ----------     ----------     ----------     ----------
                                                                               (Unaudited)
Income before cumulative effect of accounting change     $   15,028     $    3,367     $   27,314     $    4,357
Cumulative effect of change in accounting principle              --             --           (983)            --
                                                         ----------     ----------     ----------     ----------
Net income                                               $   15,028     $    3,367     $   26,331     $    4,357
                                                         ==========     ==========     ==========     ==========

Computation of shares:
    Average common shares outstanding                         9,275          9,134          9,229          9,136
    Stock options                                               389            173            263             98
                                                         ----------     ----------     ----------     ----------
    Diluted average common shares outstanding                 9,664          9,307          9,492          9,234
                                                         ==========     ==========     ==========     ==========

Basic EPS:
Income before cumulative effect of accounting change     $     1.62     $     0.37     $     2.96     $     0.48
Cumulative effect of change in accounting principle              --             --          (0.11)            --
                                                         ----------     ----------     ----------     ----------
    Net income                                           $     1.62     $     0.37     $     2.85     $     0.48
                                                         ==========     ==========     ==========     ==========

Diluted EPS:
Income before cumulative effect of accounting change     $     1.56     $     0.36     $     2.87     $     0.47
Cumulative effect of change in accounting principle              --             --          (0.10)            --
                                                         ----------     ----------     ----------     ----------
    Net income                                           $     1.56     $     0.36     $     2.77     $     0.47
                                                         ==========     ==========     ==========     ==========
Dividend per share                                       $     0.05     $     0.05     $     0.15     $     0.15
                                                         ==========     ==========     ==========     ==========

Options to purchase 456,000 and 545,000 shares were outstanding for the three and nine month periods ended May 31, 2002, respectively, and options to purchase 268,000 shares were outstanding for the nine month period ended May 31, 2003, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

GOODWILL & INTANGIBLE ASSETS:
-----------------------------
In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards Nos. 141 and 142 (SFAS 141 and SFAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." SFAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. Effective September 1, 2002, the Company adopted SFAS 142. This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach. As required under the transitional accounting provisions of SFAS 142, the Company completed steps during the second quarter of fiscal 2003 to identify and measure goodwill impairment at its two reporting units, which existed at the time of adoption, the Metals Recycling Business and the Steel Manufacturing Business. The reporting units were measured for impairment by comparing implied fair value of the reporting units' goodwill with the carrying amount of the goodwill. Historical earnings were used as a basis to project future earnings to determine whether any impairment of goodwill existed at the reporting units. As a result of this evaluation, the Company determined that goodwill associated with its Steel Manufacturing Business was impaired. The Company recorded a non-cash impairment charge for the entire $983,000 of remaining goodwill, effective September 1, 2002, and reported it as a "Cumulative effect of change in accounting principle" on the Consolidated Statement of Operations. The goodwill was not deductible for tax purposes, thus the amount was not tax affected. The implementation of SFAS 142 required the use

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 2003 AND 2002



of judgments, estimates and assumptions in the determination of fair value and impairment amounts related to the required testing. Prior to adoption of SFAS 142, the Company had historically evaluated goodwill for impairment by comparing the entity level unamortized balance of goodwill to projected undiscounted cash flows, which did not result in an indicated impairment. In the future, the Company will perform impairments tests annually and whenever events and circumstances indicate that the value of goodwill and other indefinite-lived intangible assets might be impaired.

The following table presents a reconciliation of reported net income and income per share, as if SFAS 142 had been in effect for all periods presented (in thousands, except per share amounts):

                                                        For the Three Months Ended     For the Nine Months Ended
                                                         -------------------------     -------------------------
                                                        May 31, 2003   May 31, 2002   May 31, 2003   May 31, 2002
                                                         ----------     ----------     ----------     ----------
                                                                               (Unaudited)
Reported net income                                      $   15,028     $    3,367     $   26,331     $    4,357
Goodwill amortization, net of tax                                --            317             --            978
                                                         ----------     ----------     ----------     ----------
Adjusted net income                                      $   15,028     $    3,684     $   26,331     $    5,335
                                                         ==========     ==========     ==========     ==========


Reported basic income per share                          $     1.62     $     0.37     $     2.85     $     0.48
Goodwill amortization, net of tax                                --     $     0.03             --     $     0.11
                                                         ----------     ----------     ----------     ----------
Adjusted basic income per share                          $     1.62     $     0.40     $     2.85     $     0.59
                                                         ==========     ==========     ==========     ==========


Reported diluted income per share                        $     1.56     $     0.36     $     2.77     $     0.47
Goodwill amortization, net of tax                                --     $     0.03             --     $     0.11
                                                         ----------     ----------     ----------     ----------
Adjusted diluted income per share                        $     1.56     $     0.39     $     2.77     $     0.58
                                                         ==========     ==========     ==========     ==========

The changes in the carrying amount of goodwill for the nine months ending May 31, 2003 are as follows (in thousands):

                                Metals Steel
                                 Recycling      Manufacturing       Auto Parts
                                  Business         Business          Business           Total
                                ------------     ------------      ------------     ------------
Balance as of year ending
   August 31, 2002, audited     $     34,771     $        983      $         --     $     35,754
Acquisition (Note 3)                      --               --            72,199            72,199

Impairment charge                         --     $       (983)               --     $       (983)
                                ------------     ------------      ------------     ------------
Balance as of May 31, 2003
   unaudited                    $     34,771     $         --      $     72,199     $    106,970
                                ============     ============      ============     ============

STOCK INCENTIVE PLAN:
---------------------
The Company records stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25) and related Interpretations. Under this method, compensation expense for its stock incentive plans is determined using the intrinsic value method. Accordingly, because the exercise price equals the market price on the date of the grant, no compensation expense is recognized by the Company for stock options issued to employees, consultants, and directors.


On December 31, 2002, FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for voluntary change to the fair value method

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 2003 AND 2002



of accounting for stock-based compensation. In addition, SFAS No. 148 requires more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. At this time, the Company has elected to adopt the annual and interim disclosure requirements of SFAS No. 148.

Had compensation expense for the Company's stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology allowed by SFAS No. 123 (the Company uses the Black-Scholes option pricing model), as amended by SFAS No. 148, the Company's net income and net income per share would have been as follows (in thousands, except earnings per share):

                                                 Three Months Ended                  Nine Months Ended
                                           ------------------------------      ------------------------------
                                           May 31, 2003      May 31, 2002      May 31, 2003      May 31, 2002
                                           ------------      ------------      ------------      ------------
Reported net income                        $     15,028      $      3,367      $     26,331      $      4,357
Stock compensation expense, net of tax             (173)             (229)             (561)             (666)
                                           ------------      ------------      ------------      ------------
Pro forma net income                       $     14,855      $      3,138      $     25,770      $      3,691
                                           ============      ============      ============      ============

Reported basic income per share            $       1.62      $       0.37      $       2.85      $       0.48
Pro forma basic income per share           $       1.60      $       0.34      $       2.79      $       0.40

Reported diluted income per share          $       1.56      $       0.36      $       2.77      $       0.47
Pro forma diluted income per share         $       1.55      $       0.34      $       2.75      $       0.41

Pro forma diluted net income per share for the quarter and nine months ended May 31, 2002 and the nine months ended May 31, 2003 is computed excluding potential common shares of 456,000, 545,000 and 268,000, respectively, as their effect is anti-dilutive.

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

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144). SFAS 144 superseded SFAS 121. SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 was effective for the Company for all financial statements issued beginning September 1, 2002. The adoption of this statement did not have a material effect on the consolidated financial statements.

In May 2002, the FASB issued SFAS No. 145, (SFAS 145) "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections." Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 2003 AND 2002


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

In January 2003, FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. The Company has determined that it does not have relationships with any entities which meet the definition of a variable interest entity.


NOTE 2 - INVENTORIES:

Inventories consisted of the following (in thousands):

                                              May 31,       August 31,
                                                2003           2002
                                             ----------     ----------
                                            (Unaudited)      (Audited)

          Recycled metals                    $   21,952     $   13,432
          Work in process                         9,054          6,495
          Finished goods                         27,312         25,245
          Supplies                               12,192         12,745
                                             ----------     ----------
                                             $   70,510     $   57,917
                                             ==========     ==========

NOTE 3 - BUSINESS COMBINATIONS:

On February 14, 2003, the Company's wholly-owned subsidiary, Norprop, Inc. ("Norprop") closed its acquisition (the "Acquisition" ) of all of the stock of Pick and Pull Auto Dismantling, Inc., which was the Company's 50% partner in

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 2003 AND 2002


Pick-N-Pull Auto Dismantlers, a California general partnership (the "Joint Venture") and all of the membership interests in Pick-N-Pull Auto Dismantlers, Stockton, LLC ("Stockton"). The cost of the Acquisition consisted of $71.4 million of cash paid to the seller at closing, $3.3 million of debt assumed and immediately paid off, and $0.7 million of acquisition costs. In addition, Norprop assumed approximately $12.5 million of debt owed by the Joint Venture to the Company, bringing the total purchase price to $87.9 million (or $84.3 million net of the seller's $3.6 million share of the Joint Venture's cash on hand at closing). The Joint Venture stores together with the Stockton store are one of the country's leading self-service used auto parts networks with 23 store locations, 17 in northern California, two in Nevada, and one in each of Texas, Utah, Illinois and Indiana.

The purchase price of the Acquisition was allocated to tangible and intangible identifiable assets and liabilities assumed based on an estimate of their fair values. Certain tangible net assets, such as real estate, are being valued by independent third parties and the equipment is being valued by Company management. The excess of the aggregate purchase price over the fair value of the identifiable net assets acquired of approximately $70.5 million was recognized as goodwill. Approximately $3.7 million of goodwill existed on the Joint Venture's balance sheet prior to the Acquisition, but the Company's $1.7 million share of this amount was not shown separately in accordance with the equity method of accounting. Therefore, the total increase to goodwill related to the Acquisition was $72.2 million.

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

The initial purchase price is subject to the terms of the Purchase Agreement, which provides for a purchase price adjustment one year after closing based upon calendar year 2002 and 2003 earnings before interest, taxes, depreciation and amortization (EBITDA) of the acquired Auto Parts Business. As defined by the Purchase Agreement, the contingent future adjustment may increase or decrease the initial purchase price by up to $12 million.

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

The following table is prepared on a pro forma basis for the three and nine month periods ended May 31, 2003 and 2002 as though the Auto Parts Business had been acquired as of the beginning of the period presented, after including the estimated impact of certain adjustments such as interest expense (in thousands, except per share amounts).

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 2003 AND 2002


                            Three Months Ended May 31,        Nine Months Ended May 31,
                          -----------------------------     -----------------------------
                              2003             2002             2003             2002
                          ------------     ------------     ------------     ------------
                          (unaudited)      (unaudited)      (unaudited)      (unaudited)
Net revenues              $    127,944     $    108,913     $    343,270     $    288,087
Net income                $     15,028     $      4,743     $     28,878     $      7,487
Net income per share:
     Basic                $       1.62     $       0.52     $       3.13     $       0.82
     Diluted              $       1.56     $       0.51     $       3.04     $       0.81


The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining operations.


NOTE 4 - INCOME TAXES:

The Company's effective tax rate increased to 27% for the nine months ending May 31, 2003, from 20% for the prior fiscal year. The tax rate last year benefited from the recognition of California Enterprise Zone income tax credits. The Company does not anticipate receiving credits of comparable size in the current fiscal year.


NOTE 5 - LONG TERM DEBT:

On May 30, 2003, the Company entered into an agreement to refinance its revolving bank credit facility. The new facility is unsecured, matures in May 2006, totals $150 million and has a varying interest rate. As of June 2, 2003, the Company had borrowings outstanding under this new facility of $85 million, and the initial interest rate was 2.82%. The Company also has an additional unsecured line of credit of $20 million, which is uncommitted. The committed bank credit facility and other borrowings contain financial covenants. The Company was in compliance with these covenants at May 31, 2003.


NOTE 6 - RELATED PARTIES & IMPAIRMENTS:

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


NOTE 7 - SEGMENT INFORMATION:

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

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 2003 AND 2002


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

Note 3 of the Notes to the Consolidated Financial Statements describes an acquisition that occurred on February 14, 2003. Under Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", the acquisition is considered a "step" acquisition due to the fact that the Company had a significant joint venture interest in the acquired business for a number of years. Additionally, since the acquisition occurred during the year, the Company elected to include it in the consolidated results as though it had occurred at the beginning of fiscal 2003. Thus, the 2003 statement of operations, balance sheet, and statement of cash flows have been adjusted to consolidate the acquisition as of September 1, 2002. Also, the acquired businesses were consolidated with the Company's previous interest in the business to form a separate reporting segment called the Auto Parts Business. As such, the financial statement information that was reported in the Company's Form 10-Q for the quarter ended November 30, 2002 has been restated. The financial results of the acquired businesses for periods prior to fiscal 2003 continue to be accounted for using the equity method and are included in the joint venture businesses reporting segment.

Revenues from external customers for the Company's consolidated operations are as follows (in thousands):

                                   For the Three Months Ended           For the Nine Months Ended
                                 ------------------------------      ------------------------------
                                 May 31, 2003      May 31, 2002      May 31, 2003      May 31, 2002
                                 ------------      ------------      ------------      ------------
Metals Recycling Business        $     79,318      $     56,832      $    210,608      $    157,955
Steel Manufacturing Business           51,076            49,085           135,177           119,389
Auto Parts Business                    17,311                --            48,205                --
Intersegment revenues                 (19,761)          (10,553)          (50,720)          (26,784)
                                 ------------      ------------      ------------      ------------
Consolidated revenues            $    127,944      $     95,364      $    343,270      $    250,560
                                 ============      ============      ============      ============

The joint ventures' revenues from external customers are as follows (in thousands):

                                   For the Three Months Ended          For the Nine Months Ended
                                 ------------------------------      ------------------------------
                                 May 31, 2003      May 31, 2002      May 31, 2003      May 31, 2002
                                 ------------      ------------      ------------      ------------
Joint Ventures in the Metals
  Recycling Business:
       Processing                $    174,732      $    103,100      $    430,249      $    334,404
       Trading                         58,088            34,387           151,292            92,641
Joint Venture Suppliers of Metals       1,642            13,111             6,151            41,915
                                 ------------      ------------      ------------      ------------
Total revenues                   $    234,462      $    150,598      $    587,692      $    468,960
                                 ============      ============      ============      ============

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 2003 AND 2002

The Company's income (loss) from operations is as follows (in thousands):

                                   For the Three Months Ended           For the Nine Months Ended
                                 ------------------------------      ------------------------------
                                 May 31, 2003      May 31, 2002      May 31, 2003      May 31, 2002
                                 ------------      ------------      ------------      ------------
Metals Recycling Business        $     10,114      $      3,769      $     21,568      $      5,386
Auto Parts Business                     5,965                --            16,074                --
Steel Manufacturing Business             (283)           (1,339)           (2,898)           (3,663)
Joint Ventures                          8,840             4,599            18,209            13,793
Corporate expense                      (2,445)           (2,169)           (6,998)           (5,953)
Eliminations                             (204)                3               (44)              (74)
Impairment and other
  non-recurring charges                    --                --            (2,100)           (2,260)
                                 ------------      ------------      ------------      ------------
Consolidated income
  from operations                $     21,987      $      4,863      $     43,811      $      7,229
                                 ============      ============      ============      ============

Income from operations generated by the joint ventures represents the Company's equity in the income or loss of these entities.

The Company's share of depreciation and amortization expense included in the determination of joint ventures' income from operations is as follows (in thousands):

                                   For the Three Months Ended          For the Nine Months Ended
                                 ------------------------------      ------------------------------
                                 May 31, 2003      May 31, 2002      May 31, 2003      May 31, 2002
                                 ------------      ------------      ------------      ------------
Joint Ventures in the Metals
  Recycling Business             $      1,461      $      1,505      $      4,721      $      4,582
Joint Venture Suppliers of Metals          69               562               213             1,628
                                 ------------      ------------      ------------      ------------
Total                            $      1,530      $      2,067      $      4,934      $      6,210
                                 ============      ============      ============      ============

NOTE 8 - SUBSEQUENT EVENT:

On June 23, 2003, the Company's Board of Directors approved a two for one stock split, to be effected as a share dividend, for both classes of its common stock. The share dividend is payable August 14, 2003, to shareholders of record on July 24, 2003.

The following table represents the effect on earnings per share had the stock split occurred on May 31, 2003:

                                                        For the Three Months Ended     For the Nine Months Ended
                                                                  May 31,                       May 31,
                                                         -------------------------     -------------------------
                                                            2003           2002           2003           2002
                                                         ----------     ----------     ----------     ----------
                                                                               (Unaudited)
Income before cumulative effect of accounting change     $   15,028     $    3,367     $   27,314     $    4,357
Cumulative effect of change in accounting principle              --             --           (983)            --
                                                         ----------     ----------     ----------     ----------
Net income                                               $   15,028     $    3,367     $   26,331     $    4,357
                                                         ==========     ==========     ==========     ==========
Computation of shares - pro forma:
    Average common shares outstanding                        18,550         18,268         18,458         18,272
    Stock options                                               778            346            526            196
                                                         ----------     ----------     ----------     ----------
    Diluted average common shares outstanding                19,328         18,614         18,984         18,468
                                                         ==========     ==========     ==========     ==========

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 2003 AND 2002






                                                         For the Three Months Ended    For the Nine Months Ended
                                                                  May 31,                       May 31,
                                                         -------------------------     --------------------------
                                                            2003           2002           2003            2002
                                                         ----------     ----------     ----------      ----------
                                                                               (Unaudited)
Pro forma basic EPS;
Income before cumulative effect of accounting change     $     0.81     $     0.18     $     1.48      $     0.24
Cumulative effect of change in accounting principle              --             --          (0.05)             --
                                                         ----------     ----------     ----------      ----------
    Net income                                           $     0.81     $     0.18     $     1.43      $     0.24
                                                         ==========     ==========     ==========      ==========

Pro forma diluted EPS:
Income before cumulative effect of accounting change     $     0.78     $     0.18     $     1.44      $     0.24
Cumulative effect of change in accounting principle              --             --          (0.05)             --
                                                         ----------     ----------     ----------      ----------
    Net income                                           $     0.78     $     0.18     $     1.39      $     0.24
                                                         ==========     ==========     ==========      ==========

Pro forma options to purchase 912,000 and 1,090,000 shares were outstanding for the three and nine month periods ended May 31, 2002, respectively, and pro forma options to purchase 536,000 shares were outstanding for the nine month period ended May 31, 2003, but were not included in the computation of pro forma diluted earnings per share because the pro forma options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

                        SCHNITZER STEEL INDUSTRIES, INC.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company operates in three industry segments. The Company's Metals Recycling Business collects, processes and recycles steel and other metals through its facilities. The Company's Steel Manufacturing Business operates a mini-mill near Portland, Oregon, which melts recycled metal, produces finished steel products and maintains one mill depot in Southern California and one in Central California. The Company's Auto Parts Business purchases used and wrecked automobiles and allows retail customers the opportunity of extracting parts for purchase in its self-service auto parts stores, with 17 located in California, two in Nevada and one store in each of Texas, Utah, Illinois and Indiana. Additionally, the Company is a non-controlling partner in joint ventures that are either in the metals recycling business or are suppliers of unprocessed metals. The Joint Ventures in the Metals Recycling Business sell recycled metals that have been processed at their facilities (Processing) and also buy and sell third parties' processed metals (Trading).

Note 3 of the Notes to the Consolidated Financial Statements describes an acquisition that occurred on February 14, 2003. Under Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," the acquisition is considered a "step" acquisition due to the fact that the Company had a significant joint venture interest in the acquired business for a number of years. Additionally, since the acquisition occurred during the year, the Company elected to include it in the consolidated results as though it had occurred at the beginning of fiscal 2003. Thus, the 2003 statement of operations, balance sheet, and statement of cash flows have been adjusted to consolidate the acquisition as of September 1, 2002. Also, the acquired businesses were consolidated with the Company's previous interest in the business to form a separate reporting segment called the Auto Parts Business. As such, the financial statement information that was reported in the Company's Form 10-Q for the quarter ended November 30, 2002 has been restated. Additionally, consolidation accounting requires the Company to adjust its earnings for the ownership interests it did not own during the reporting period. During the three and nine month periods ended May 31, 2003, net income was reduced by $0.5 million and $1.3 million of minority interests, respectively, net of income taxes, representing the share of income attributable to various continuing minority partners of the business. Also, for the period from September 1, 2002 through February 14, 2002, net income was reduced by $2.5 million of pre-acquisition interests, net of income taxes, representing the share of income attributable to the former joint venture partner prior to the acquisition. The financial results of the acquired business for periods prior to fiscal 2003 continue to be accounted for using the equity method and are included in the joint venture businesses reporting segment.

RESULTS OF OPERATIONS

The Company's revenues and operating results by business segment are summarized below (in thousands):

                                For the Three Months Ended         For the Nine Months Ended
                               -----------------------------     -----------------------------
                               May 31, 2003     May 31, 2002     May 31, 2003     May 31, 2002
                               ------------     ------------     ------------     ------------
                                                         (Unaudited)
REVENUES:
Metals Recycling Business:
     Ferrous sales             $     65,172     $     43,639     $    171,732     $    122,412
     Nonferrous sales                12,764           11,633           34,548           30,249
     Other sales                      1,382            1,560            4,328            5,294
                               ------------     ------------     ------------     ------------
         Total sales                 79,318           56,832          210,608          157,955

                        SCHNITZER STEEL INDUSTRIES, INC.




                                                              For the Three Months Ended          For the Nine Months Ended
                                                            ------------------------------      ------------------------------
                                                            May 31, 2003      May 31, 2002      May 31, 2003      May 31, 2002
                                                            ------------      ------------      ------------      ------------
                                                                                        (Unaudited)
Auto Parts Business                                               17,311                --            48,205                --
Steel Manufacturing Business                                      51,076            49,085           135,177           119,389
Intercompany sales eliminations                                  (19,761)          (10,553)          (50,720)          (26,784)
                                                            ------------      ------------      ------------      ------------
         Total                                              $    127,944      $     95,364      $    343,270      $    250,560
                                                            ============      ============      ============      ============


INCOME (LOSS) FROM OPERATIONS:
Metals Recycling Business                                   $     10,114      $      3,769      $     21,568      $      5,386
Auto Parts Business                                                5,965                --            16,074                --
Steel Manufacturing Business                                        (283)           (1,339)           (2,898)           (3,663)
Joint Ventures                                                     8,840             4,599            18,209            13,793
Corporate expense                                                 (2,445)           (2,169)           (6,998)           (5,953)
Intercompany eliminations                                           (204)                3               (44)              (74)
Impairment and other non-recurring charges                            --                --            (2,100)           (2,260)
                                                            ------------      ------------      ------------      ------------
         Total                                              $     21,987      $      4,863      $     43,811      $      7,229
                                                            ============      ============      ============      ============
NET INCOME                                                  $     15,028      $      3,367      $     26,331      $      4,357
                                                            ============      ============      ============      ============

The Joint Ventures' revenues and results of operations were as follows (in thousands):



                                                              For the Three Months Ended          For the Nine Months Ended
                                                            ------------------------------      ------------------------------
                                                            May 31, 2003      May 31, 2002      May 31, 2003      May 31, 2002
                                                            ------------      ------------      ------------      ------------
                                                                                        (Unaudited)
Total revenues from external customers recognized by:
Joint Ventures in the Metals Recycling Business
    Processing                                              $    174,732      $    103,100      $    430,249      $    334,404
    Trading                                                       58,088            34,387           151,292            92,641
Joint Venture Suppliers of Metals                                  1,642            13,111             6,151            41,915
                                                            ------------      ------------      ------------      ------------
Total revenues of Joint Ventures                            $    234,462      $    150,598      $    587,692      $    468,960
                                                            ============      ============      ============      ============

Income from joint ventures recognized by the Company from:
Joint Ventures in the Metals Recycling Business             $      9,117      $      2,867      $     18,659      $     10,273
Joint Venture Suppliers of Metals                                   (277)            1,732              (450)            3,520
                                                            ------------      ------------      ------------      ------------
Total income from Joint Ventures                            $      8,840      $      4,599      $     18,209      $     13,793
                                                            ============      ============      ============      ============

                        SCHNITZER STEEL INDUSTRIES, INC.



The following table summarizes certain selected operating data for the Company and its joint venture businesses:

                                                      For the Three Months Ended         For the Nine Months Ended
                                                     -----------------------------     -----------------------------
                                                     May 31, 2003     May 31, 2002     May 31, 2003     May 31, 2002
                                                     ------------     ------------     ------------     ------------
                                                                              (Unaudited)
SHIPMENTS (in thousands):

METALS RECYCLING BUSINESS:
Ferrous recycled metal (long tons):
    To Steel Manufacturing Business                           144              112              400              303
    To other unaffiliated domestic customers                   48               13               98               36
    To export customers                                       240              268              784              803
                                                     ------------     ------------     ------------     ------------
        Total ferrous recycled metal                          432              393            1,282            1,142
                                                     ============     ============     ============     ============
Nonferrous metal (pounds)                                  29,100           30,300           82,800           83,600
                                                     ============     ============     ============     ============
STEEL MANUFACTURING BUSINESS:
Finished steel products (net tons)                            164              169              444              410
                                                     ============     ============     ============     ============
JOINT VENTURES IN THE METALS RECYCLING BUSINESS:
Ferrous recycled metal (long tons):
        Processing                                            880              897            2,458            2,682
                                                     ============     ============     ============     ============
        Trading                                               350              336            1,004              834
                                                     ============     ============     ============     ============


THIRD QUARTER FISCAL 2003 COMPARED TO THIRD QUARTER FISCAL 2002

GENERAL. During the third quarter of fiscal 2003, the Metals Recycling Business continued to experience improved market conditions, which have not been seen since before the 1997 Asian financial crisis. Prices began to rise in early calendar 2002 as supplies of ferrous recycled metals from the countries of the former Soviet Union decreased as a result of export tariffs and bans in certain countries. By the end of the Company's 2002 fiscal year, foreign steel producers delayed placing new orders due to the rapid rise in prices. By the end of the Company's fiscal 2003 first quarter, foreign buyers needed to replenish their inventories and began to place orders at price levels that were at or above prices recognized in the first two months of the quarter. As a result, the Metals Recycling Business' ferrous sales volumes were unusually low in the first quarter of fiscal 2003. Throughout much of the second and third quarters, selling prices continued to rise primarily due to the tight supply of ferrous metal available in the export market and the weakness of the U.S. dollar relative to other foreign currencies. Demand, which is being fueled primarily by China and Korea, increased significantly during the second fiscal 2003 quarter and has declined slightly in the third fiscal 2003 quarter, although it still remains firm. The market demand weakened slightly in the third fiscal quarter as customers purchased more in the second quarter in anticipation of the higher prices. The volumes for the third quarter are still well above those seen in the prior year. Additionally, continued strong demand for nonferrous recycled metals, particularly from China, boosted nonferrous metals selling prices. During the same period, the cost of unprocessed metal rose as well, which, combined with rising ocean freight rates, partially offset the increase in selling prices. Ocean freight costs rose 36% from the third quarter of last year, due to the combination of higher fuel prices coupled with the concerns about the war with Iraq.

The Joint Ventures in the Metals Recycling Business were affected by many of the same business fundamentals as the Company's wholly-owned Metals Recycling Business during the third fiscal 2003 quarter.

                        SCHNITZER STEEL INDUSTRIES, INC.

The Steel Manufacturing Business saw higher average selling prices while sales volumes remained relatively flat during the third quarter of fiscal 2003 compared with the third quarter of fiscal 2002. Sales prices benefited from a higher valued product sales mix (discussed below) and lower volumes of competing imported steel, which is partially attributed to the weakness of the U.S. dollar. Additionally, during the spring of 2002, the U.S. Government imposed anti-dumping and countervailing duties on certain wire rod imports, which combined with higher worldwide ferrous recycled metals prices (the primary raw material used to produce much of the world's wire rod) improved the competitive position of domestic wire rod producers. The Steel Manufacturing Business turned this price parity with imported wire products into increased sales and market share. Also, towards the end of the fiscal 2003 second quarter, the Company and other steel producers increased their selling prices for rebar, which is believed to have spurred demand as wholesale customers bought inventory ahead of the effective date for the price increases. Additionally, merchant bar selling prices have increased modestly industry-wide in order to adjust up to the costs of production. In the second quarter of fiscal 2003, the Steel Manufacturing Business completed two capital projects to one of the rolling mills, which allow it to now produce higher margin specialty wire products, to improve the packaging of coiled products and increase the productivity on all wire production. Production costs per ton for the Steel Manufacturing Business improved as output in the melt shop and the rolling mills increased by 29% and 9%, respectively, compared with the third quarter of fiscal 2002. However, this efficiency improvement was partially offset by higher raw material prices, primarily recycled ferrous metal.

The Auto Parts Business is focused on the self-service auto parts business. Its retail customers pay an admission to enter the store. When a customer finds a desired part on an automobile, the customer removes it and pays a retail price for the part. Retail sales and admissions are somewhat seasonal and principally affected by weather and promotional events. Since the stores are open to the natural elements, during periods of prolonged wet, cold or extreme heat, the retail business tends to slow down due to the difficult customer working conditions. Further, the Company generally runs promotional events during seasonably moderate times of the year when it is most likely to affect the buying patterns of its retail customers. As a result, the Company's fiscal first and third quarters tend to generate the most retail sales and the fiscal second and fourth quarters are the slowest in terms of retail sales. The Company saw growth in retail revenue during the third fiscal quarter of 2003 compared to the third fiscal quarter of 2002. This was primarily driven by growth in parts sales, as both volumes and prices increased, and in admissions, as the admission price per customer has increased year to year.

The Auto Parts Business' other primary source of revenue is the sale of scrap metal and other auto parts wholesale. Revenues for the wholesale product lines are principally affected by commodity prices and shipping schedules. As mentioned earlier in the discussions regarding the Metal Recycling Business, recycled metal prices have increased dramatically since the third quarter of fiscal 2002, which has positively affected the revenues and profits of the Auto Parts Business.

Net income for the third quarter of fiscal 2003 compared with the same quarter in the previous fiscal year benefited from higher average selling prices for ferrous recycled metals as well as higher sales volumes for the Metals Recycling Business. The Steel Manufacturing Business saw improved margins for the quarter due to higher sales prices coupled with improvements in production efficiency. Also, the most recent quarter benefited from the inclusion of the Auto Parts Business as a wholly owned company and higher income for the joint ventures in the metals recycling business primarily due to the same factors as the Company's wholly owned Metals Recycling Business.

REVENUES. Consolidated revenues for the three months ended May 31, 2003 increased 34% from $95.4 million to $127.9 million compared with the third quarter of fiscal 2002. The increase was primarily a result of increases in the Metals Recycling Business' sales volume and average net selling price per ton as well as the acquisition of the Auto Parts Business and its inclusion as a consolidated business. The Steel Manufacturing Business also showed gains in average selling prices while sales volumes remained relatively flat compared to the prior year.

                        SCHNITZER STEEL INDUSTRIES, INC.


For the third quarter of fiscal 2003, revenues for the Metals Recycling Business, before intercompany eliminations, increased $22.5 million (40%) compared with the third quarter of fiscal 2002 primarily due to higher average net selling prices per ton and higher ferrous sales volumes. Total ferrous sales volumes increased by approximately 39,000 tons (10%) due primarily to the market conditions previously mentioned in the "General" paragraph while ferrous export sales volumes remained firm. Sales to the Steel Manufacturing Business increased by 32,000 tons (29%) to 144,000 tons as the steel mill's melt shop ramped up production, which is in contrast to the production curtailment that occurred during last year's third quarter. The average sales price, net of shipping costs (average net sales price), for ferrous metals increased $38 per ton (39%) to $133 per ton from the third quarter of fiscal 2002 due to the lower supplies of competing metal in global markets and strong demand in Asia. Nonferrous sales volume decreased 4% while the average selling price per pound increased 15%, which was primarily attributable to continued strong demand from China.

The Steel Manufacturing Business' revenues for the three months ended May 31, 2003 increased $2 million (4%), to $51.1 million compared with the prior year quarter, reflecting higher average sales prices. Finished steel shipments were relatively flat compared to the prior year with the average finished steel net selling price up $19 per ton (7%) to $293 per ton compared with the same quarter last year. These price increases were driven by the need to offset increased costs of production. The wire rod average net sales price was up 8% compared with the third quarter of fiscal 2002, primarily a result of the tariffs imposed under Section 201 of the Trade Act of 1974 in March and April 2002, as mentioned in the "General" section. Average rebar selling prices have increased 7% and merchant bar selling prices have increased 16% from the third fiscal 2002 quarter. These increases were due to market dynamics in which the production costs for most suppliers were higher than selling prices and selling prices needed to be adjusted upward. The Company does not believe that the tariffs imposed under Section 201 of the Trade Act of 1974 mentioned above have significantly affected the selling prices of rebar and merchant bar.

As previously mentioned, the Auto Parts Business was acquired on February 14, 2003 and was considered a "step" acquisition requiring the consolidation of its financial results as of the beginning of fiscal 2003. As such, revenues for the third quarter of 2003 included $17.3 million related to the Auto Parts Business with no comparable revenues being recognized for financial statement purposes in the 2002 third quarter. In order to aid the reader's understanding of the financial performance of this segment, the pro forma fiscal 2002 third quarter revenues for the Auto Parts Business were $15.5 million. The $1.8 million (12%) increase was primarily caused by an increase in wholesale revenues driven by higher sales prices for scrapped auto bodies due to rising ferrous recycled metal prices. Wholesale prices also benefited from the implementation of a new distribution center. Retail revenues were also up due to growth in part sales.

COST OF GOODS SOLD. Consolidated cost of goods sold increased $17.4 million (20%) for the three months ended May 31, 2003, compared with the same period last year. Cost of goods sold decreased as a percentage of revenues from 92% to 82%. Gross profit increased $15.2 million to $22.9 million during the latest quarter compared to the prior year quarter as profit margins increased for all of the Company's wholly-owned business units.

For the Metal Recycling Business, the cost of goods sold as a percentage of revenues decreased compared with the third quarter of fiscal 2002 from 85% to 82%. Gross profit increased by $6.2 million to $14.5 million. The increase in gross profit was attributable to higher average net selling prices per ton and higher sales volumes. Compared with the third quarter of last year, the average ferrous metals cost of sales per ton increased 31% due primarily to higher purchase costs for unprocessed ferrous metals. Generally, a change in the cost of unprocessed metal has a strong correlation to changes in the average selling price. Thus, as selling prices rose compared with last year's quarter, so did the cost of unprocessed metal.

For the third quarter of fiscal 2003, cost of goods sold for the Steel Manufacturing Business increased $0.8 million (2%) compared to the same period last year and as a percentage of revenues decreased from 101% to 99%. Cost of goods sold per ton increased 4% due to higher raw material costs. In the third

                        SCHNITZER STEEL INDUSTRIES, INC.


quarter of fiscal 2003, the gross margin was $0.6 million compared with a gross margin of ($0.5) million in the third quarter of last year. This improvement was primarily attributable to higher prices and increased production efficiency offset by higher raw material costs.

The Auto Parts Business' cost of sales was $0.2 million (2%) higher during the third quarter of fiscal 2003 as compared to the pro forma cost of sales for the fiscal 2002 quarter due primarily to higher labor costs. During the third quarter of fiscal 2003, the Auto Parts Business reported operating income of $6.0 million. On a comparable pro forma basis, this business segment had $4.5 million of operating income during the fiscal 2002 quarter. The higher operating profits were mainly caused by higher fiscal 2003 wholesale and retail part sales revenues discussed previously, offset by higher labor costs.

JOINT VENTURES. The Joint Ventures in the Metals Recycling Business predominantly sell recycled ferrous metal. Revenues for this segment in the third quarter of fiscal 2003 increased $95.3 million (69%) compared with the prior year quarter primarily due to higher average net selling prices per ton. Due to the same supply and demand circumstances described earlier for the Company's wholly-owned businesses, the Joint Ventures that process recycled metals had a 54% increase in the average net selling price per ton for ferrous recycled metals while sales volumes remained relatively flat with the prior year.

The Company's equity in income from its Joint Ventures in the Metals Recycling Business for the third quarter of fiscal 2003 increased to $9.1 million from $2.9 million in the third quarter of fiscal 2002. The increase in income from these Joint Ventures was primarily caused by the earlier-mentioned higher selling prices of the processing Joint Ventures. Additionally, the Joint Ventures have worked to reduce the cost of unprocessed inventory as a percentage of the selling price and to improve operational efficiencies, thereby increasing their operating margins per ton.

Revenues of the Joint Venture Suppliers of Metals decreased by $11.5 million from the third quarter of fiscal 2002 as compared to the 2003 third quarter. Most of this decrease was caused by the reclassification in fiscal 2003 of the Pick-n-Pull Joint Venture, which is now consolidated and included as a new business segment, the Auto Parts Business. Excluding the change caused by this reclassification, revenues decreased $3.3 million during the third quarter of fiscal 2003 compared to the third quarter of last year due to lower selling prices and lower demolition revenue. For the three months ended May 31, 2003, the Company's equity in income from these Joint Ventures decreased $0.6 million primarily due to the slowdown in the U.S. economy.

GENERAL AND ADMINISTRATIVE EXPENSE. Compared with the third quarter of fiscal 2002, general and administrative expense for the same quarter this fiscal year increased $1.6 million, which was primarily due to the consolidation of the Auto Parts Business.

INTEREST EXPENSE. Interest expense for the third quarter of fiscal 2003 decreased 16% to $0.4 million compared with the third quarter of fiscal 2002. The decrease was primarily a result of lower average interest rates during the fiscal 2003 quarter compared with the fiscal 2002 quarter.

INCOME TAX PROVISION. The tax rate for the third quarter of fiscal 2003 was approximately 27.6%, compared with a tax rate of 20% for the prior year quarter. The current quarter rate is lower than the 35% federal statutory tax rate for three primary reasons: (1) The implementation of SFAS 142 has eliminated the amortization of goodwill, some of which had been nondeductible; (2) export sales, which under Federal law are taxed at a lower rate than domestic sales, have increased; and (3) net operating loss carryforwards that accompanied an earlier acquisition continue to provide benefit.

                        SCHNITZER STEEL INDUSTRIES, INC.


FIRST NINE MONTHS OF FISCAL 2003 VS. FIRST NINE MONTHS OF FISCAL 2002
---------------------------------------------------------------------

REVENUES. Consolidated revenues for the nine months ended May 31, 2003 increased $92.7 million (37%) from the same period last year. The higher revenues were primarily attributed to increased sales volumes and higher average selling prices for the Metals Recycling Business, higher sales prices for the Steel Manufacturing Business and the inclusion of the Auto Parts Business as a consolidated business.

During the nine months ended May 31, 2003, revenues for the Metals Recycling Business, before intercompany eliminations, increased $52.7 million (33%), which is attributed to higher sales volumes and higher average ferrous recycled metals selling prices. Ferrous sales volumes increased by 12% over the 2002 period. Average sales prices for ferrous metals were up 30% and nonferrous metals were up 16% compared with the first nine months of fiscal 2002. The higher ferrous sales volumes were caused by continued firm demand from Asian countries and a decrease in supply coming from the countries of the former Soviet Union as discussed in the "General" section.

The Steel Manufacturing Business' revenues for the nine months ended May 31, 2003 increased $15.8 million (13%), to $135.2 million, from the first nine months of the prior year. The increase in revenues was a result of a 34,000 ton increase (8%) in overall shipments during the first nine months of fiscal 2003 compared to the prior year primarily due to increased demand for wire rod as a result of price parity with imported products as described above in the "General" paragraph. Sales volumes of other products approximated last year's levels. Average selling prices increased modestly led by increases in merchant bar and to a smaller extent by rebar and wire rod prices. Merchant bar selling prices increased 13% from extremely low levels as production costs for most suppliers were higher than selling prices. Thus, selling prices were adjusted upward.

Revenues for the Auto Parts Business increased by $6.4 million (15%) for the first nine months of fiscal 2003 compared to the pro forma revenue of $41.8 million for the same period in 2002. The higher revenues were primarily caused by an increase in wholesale revenues driven by higher sales prices for scrapped autobodies due to rising ferrous recycled metal prices, increased part sales revenues and increased admissions revenues.

COST OF GOODS SOLD. Consolidated cost of goods sold increased by $54.4 million (23%) for the nine months ended May 31, 2003, compared with the same period last year. Cost of goods sold decreased as a percentage of revenues from 93% to 84%, which contributed to a $38.3 million increase in gross profit for the first nine months of fiscal 2003 as compared to the prior year. The higher gross profit reflected the increased volumes and selling prices for the Metals Recycling Business, the inclusion of the Auto Parts Business as a consolidated business, and increased average prices for the Steel Manufacturing Business.

During the first nine months of fiscal 2003, the Metals Recycling Business' cost of goods sold increased $36.6 million over the prior year. The cost of goods sold as a percentage of revenues decreased from 88% for the first nine months of fiscal 2002 to 84% during the first nine months of fiscal 2003. As a result, gross profit increased by $16.1 million to $34.3 million. The increase in gross margin in the first nine months of fiscal 2003 is attributable to higher average selling prices per ton and higher sales volumes partially offset by higher average purchase prices paid for unprocessed metal compared with the first nine months of fiscal 2002.

During the first nine months of fiscal 2003, cost of goods sold for the Steel Manufacturing Business increased $14.9 million compared to the same period last year and decreased as a percentage of revenues from 101% in the prior year's first nine months to 100% for the first fiscal nine months ending 2003. Gross margin improved from a loss of $1.4 million to a loss of $0.5 million compared with the first nine months of last year. This improvement was attributed to higher average sales price per ton and lowered fixed cost per ton, due to larger production volumes spreading the fixed costs over more tons produced.

                        SCHNITZER STEEL INDUSTRIES, INC.


The Auto Parts Business' cost of sales was 3% lower during the first nine months of fiscal 2003 as compared to pro forma cost of sales for the fiscal 2002 period due primarily to lower raw material costs offset by higher labor costs.

JOINT VENTURES. For the nine months ended May 31, 2003, revenues for Joint Ventures in the Metals Recycling Business increased by $154.5 million from the first nine months of last year. The increase was primarily due to higher average net sales prices for ferrous metals, which were partially offset by lower ferrous sales volumes. These higher average sales prices were caused by the same market conditions as described for the Metals Recycling Business. Fiscal 2002 sales volumes were unusually high due to the significant volume of metal coming from the World Trade Center tragedy. For the first nine months of fiscal 2003, income recognized from these joint ventures increased by $8.4 million over the first nine months of fiscal 2002 to $18.7 million. The improved operating results were primarily caused by higher average net selling prices per ton partially offset by lower sales volumes.

Revenues of Joint Venture Suppliers of Metal decreased from $13.0 million to $6.2 million (excluding the change caused by the reclassification of the Auto Parts Business) due to lower selling prices and lower demolition revenue coming from the joint ventures in this business. Year-to-date, the Company's equity in income from these joint ventures decreased to a loss of $0.5 million from a profit of $0.6 million for the previous year. The reduced profitability was caused primarily by fewer demolition projects resulting from slower economic activity.

IMPAIRMENT AND OTHER NON-RECURRING CHARGES. In connection with the acquisition of the Auto Parts Business, the Company conducted an environmental due diligence investigation. Based upon new information obtained in this investigation, the Joint Venture accrued $2.1 million in environmental liabilities in the second quarter of 2003 for remediation costs at the Auto Parts Business's store locations. No environmental proceedings are pending at any of these sites.

GENERAL AND ADMINISTRATIVE EXPENSE. For the nine months ended May 31, 2003, general and administrative expense increased $4.6 million over with the same period last year. This increase was primarily due to the consolidation of the Auto Parts Business.

INTEREST EXPENSE. For the nine months ended May 31, 2003, interest expense decreased $0.7 million to $1.1 million compared with the same period last year. The decrease was primarily a result of lower average borrowings caused by cash flow generated from operations and lower interest rates.

INCOME TAX PROVISION. The Company's effective rate of 27% for the first nine months of fiscal 2003 is lower than the 35% federal statutory tax rate for three primary reasons: (1) The implementation of SFAS 142 has eliminated the amortization of goodwill, some of which had been nondeductible; (2) export sales, which under Federal law are taxed at a lower rate than domestic sales, have increased; and (3) net operating loss carryforwards that accompanied an earlier acquisition continue to provide benefit. The prior year's tax rate of 20% benefited from the two latter items, as well as from the one-time recognition of California tax credits that had been generated over the previous ten years.

LIQUIDITY AND CAPITAL RESOURCES. Cash provided by operations for the nine months ended May 31, 2003 was $20.9 million compared with $22.4 million for the same period in the prior fiscal year. The $1.5 million decrease in cash flow was due primarily to increases in inventory, which resulted from the timing of large export sales offset by higher net income in the current year.

Capital expenditures for the nine months ended May 31, 2003 were $14.8 million compared with $7.0 million for the first nine months of fiscal 2002. The increase was due primarily to the costs associated with dock renovation and improvement projects at the Company's Portland, Oregon and Oakland, California recycling facilities. The Company expects to spend approximately $10.2 million on capital projects during the remainder of fiscal 2003.

                        SCHNITZER STEEL INDUSTRIES, INC.


As a result of acquisitions completed in both the current and prior years, the Company had $22.1 million of accrued environmental liabilities as of May 31, 2003. The Company expects to require significant future cash outlays as it incurs the actual costs relating to the remediation of such environmental liabilities.

On May 30, 2003, the Company entered into an agreement to refinance its revolving bank credit facility. The new facility is unsecured, matures in May 2006, and provides for up to $150 million of credit availability. The facility's interest rates vary and the initial borrowing rate under the credit facility was 2.82%. As of June 2, 2003, the Company had borrowings outstanding under this new facility of $85 million. The Company also has an additional unsecured line of credit of $20 million, which is uncommitted. The Company's debt agreements have certain restrictive covenants. As of May 31, 2003, the Company was in compliance with such covenants and had aggregate bank borrowings outstanding of $96 million.

In July 2002, the Company's metals recycling joint ventures with Hugo Neu Corporation entered into a $70 million revolving credit facility ("JV Credit Facility") with a group of banks for working capital and general corporate purposes. Prior to that time, the joint ventures' working capital and other cash needs had been met by advances provided equally by the Company and its partner, Hugo Neu Corporation. The JV Credit Facility expires in July 2004, is secured by the inventory and receivables of the joint venture businesses and has certain restrictions on future borrowings. The Company is not a guarantor of the JV Credit Facility. The JV Credit Facility has a number of covenants and restrictions, including restrictions on the level of distributions to the joint venture partners. As of May 31, 2003, the joint ventures were in compliance with such covenants. Borrowings under the JV Credit Facility totaled $38 million at May 31, 2003.

The Company has certain contractual obligations and commercial commitments to make future payments. The following table summarizes these future obligations and commitments as of May 31, 2003 (in thousands):

                                             Less than      1-3          4-5        After 5
                                  Total       1 Year       Years        Years        Years
                                --------     --------     --------     --------     --------
Long-term debt(1)               $104,339     $    250     $ 96,343     $     46     $  7,700
Operating leases(2)              112,643        6,205       10,416        6,346       89,676
Letters of credit                  1,993        1,993           --           --           --
JV credit facility (50%)(3)       19,000           --       19,000           --           --
                                --------     --------     --------     --------     --------
Total                           $237,975     $  8,448     $125,759     $  6,392     $ 97,376
                                ========     ========     ========     ========     ========

(1) The Company has a $150 million credit facility with a group of banks for working capital and other general purposes. The facility expires in May 2006.
(2) The Company's operating leases increased by $12.4 million as a result of the acquisition of the Auto Parts Business.
(3) This disclosure assumes that if the JV Credit Facility is not renewed or refinanced upon expiration, the Company and Hugo Neu Corporation would restore their previous arrangement under which each funded one-half of the joint ventures' cash needs.

Pursuant to a stock repurchase program, the Company is authorized to repurchase up to 3.0 million shares of its Class A Common stock when the market price of the Company's stock is not reflective of management's opinion of an appropriate valuation of the stock. Management believes that repurchasing shares under these conditions enhances shareholder value. During the first nine months of fiscal 2003, the Company made no share repurchases. As of May 31, 2003, the Company had repurchased a total of 1.3 million shares under this program.

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

OUTLOOK. In early 2002, certain countries of the former Soviet Union enacted export tariffs and export bans to restrict the export of recycled metal and retain the valuable resource to grow their domestic economies. These restrictions resulted in the market rebounding to more normal conditions that have not existed since before the 1998 Asian financial crisis. Ferrous export prices have, for the most part, steadily risen since these restrictions were enacted and, for a short time in early 2003, spiked to near record highs. Since then, prices have receded 10-15% from the short-term peaks and have stabilized for the present. Another factor affecting recent price trends are seasonal reduction in demand from foreign customers who tend to reduce their finished steel production during the summer months when energy prices traditionally spike. However, current selling prices continue to remain significantly above prices reported a year ago. The cost of unprocessed metals, as well as ocean freight rates, also appeared to have peaked.

Similar factors are expected to affect our Joint Ventures in the Metals Recycling Business. In addition, two of these joint ventures continue to use LIFO inventory accounting, which tends to defer income taxes. Historically, the affects of LIFO are difficult to predict.

There continue to be signs that the domestic economy is improving, which should provide needed relief for domestic markets and businesses, including the Company's Steel Manufacturing Business where end user demand remains poor. Overall, market prices are expected to hold steady; however, the Company's steel business should experience modest improvement in its average prices recognized in the fourth quarter due to the timing of price increases that were announced earlier in the year, but have not been fully reflected in the average as of the end of the third quarter. The higher average prices, coupled with lower raw material costs, should modestly improve margins for this business segment in the fourth quarter. The anticipated margin expansion is expected to be offset in part, by seasonal increases in electricity rates. The Company believes this business segment will report a modest operating profit in the fourth quarter, which would be the first quarterly operating profit reported since the fourth quarter of fiscal 2001.

The Auto Parts Business traditionally shows modest declines in retail demand during the fourth fiscal quarter due to seasonably hot weather during this time of year. Average retail prices are expected to grow slightly from last year's fourth quarter. Over the last few quarters, wholesale revenues have been increasing due in part to higher prices paid for dismantled autobodies. It is expected that dismantled autobody prices will level off and modestly recede in the fourth quarter.

Overall, the Company estimates fourth quarter operating income, before year-end LIFO inventory accounting adjustments, to be in the $18 million to $20 million range.

The Company anticipates that its effective tax rate will continue to benefit from net operating loss carryforwards that were acquired as part of an earlier acquisition. This, as well as state tax credits, should result in an effective annual tax rate in the high twenty percent range.

FACTORS THAT COULD AFFECT FUTURE RESULTS. Management's Discussion and Analysis of Financial Condition and Results of Operations, particularly "Outlook" above, contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. One can generally identify these forward-looking statements because they contain "expect", "believe" "anticipate", "estimate" and other words which convey a similar meaning. One can also identify these statements as they do not relate strictly to historical or current facts. Examples of factors

                        SCHNITZER STEEL INDUSTRIES, INC.

affecting Schnitzer Steel Industries, Inc.'s consolidated operations and its joint ventures (the Company) that could cause actual results to differ materially are the following:

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

Another factor which may affect revenues relates to the seasonal reduction in demand from foreign customers who tend to reduce their finished steel production during the summer months to offset higher energy costs. Also, severe weather conditions may affect the Company's global market conditions.

The Company makes a number of large ferrous recycled metals shipments to foreign steel producers each year. Customer requirements, shipping schedules and other factors limit the Company's control over the timing of these shipments. Variations in the number of foreign shipments from quarter to quarter will result in fluctuations in quarterly revenues and earnings. The Company's expectations regarding ferrous metal sales prices and volumes, as well as earnings, are based in part on a number of assumptions (for example, uncertainties relating to customer orders, metal availability, and production output, etc.).

The Auto Parts Business experiences modest seasonal fluctuations in demand. The retail stores are open to the elements. During periods of extreme temperatures and precipitation, customers tend to delay their purchases and wait for milder conditions. As a result, retail sales are generally higher during the spring and fall of each fiscal year and lower in the winter and summer months.

Competition: The recycled metals industry is highly competitive, with the volume of purchases and sales subject to a number of competitive factors, principally price. The Company has competition from both large and numerous smaller companies in its markets for the purchase of recyclable metals. The Company competes with a number of domestic and foreign recycled metals processors for sales to foreign customers. In the recent past, lower cost ferrous recycled metals supplies from the countries of the former Soviet Union have adversely affected the Company's ferrous recycled metals selling prices and volumes. Currently, those countries have export tariffs and some outright export bans which have significantly reduced their export volumes and lowered the worldwide supply of ferrous recycled metals. These tariffs and bans have had a positive effect on the Company's selling prices and volumes. However, the Company cannot predict when or if the countries of the former Soviet Union will change their export policies and what effect, if any, such changes might have on the Company's operating results.

In June 2003, Oregon Steel Mills, Inc. shut down its Portland melt shop for the third time this calendar year. Although this is considered to be temporary, a restart date has not been announced. This closure is expected to reduce the demand for unprocessed metal in the Portland, Oregon market.

                        SCHNITZER STEEL INDUSTRIES, INC.

The domestic steel industry also is highly competitive. Steel prices can be highly volatile and price is a significant competitive factor. The Company competes with several steel producers in the Western United States for sales of its products. In addition, in recent years, the Company has experienced significant foreign competition, which is sometimes subsidized by large government agencies. There can be no assurance that such competition will not increase in the future. In March and April 2002, the ITC imposed tariffs on imported steel, under Section 201 of the 1974 Trade Act, to temporarily aid the domestic steel industry. Recently, these tariffs were found to be in violation of global trade rules by a World Trade Organization ("WTO") dispute panel. However, a final report has not been issued and it is expected that the ITC would appeal the decision. To date, those tariffs have not significantly benefited selling prices for finished steel products; however, the Company cannot predict the outcome of the WTO decision. In October 2002, the ITC announced duty margins of up to 360% and subsidy rates of up to 18% against wire rod products from eight foreign countries. The Company cannot, however, predict the impact of these duty margins and subsidy rates on prices and operating results. In December 2002, Nucor Corporation assumed ownership of the assets of Birmingham Steel Corp., a steel manufacturing business in Seattle, Washington. Nucor Corporation has a significant share of the West Coast finished steel market and is considered an aggressive competitor. The impact, if any, that Nucor's ownership and operation of Birmingham Steel's Seattle facility will have on the Steel Manufacturing Business' and the Metals Recycling Business' operating results cannot be determined at this time.

The Auto Parts Business competes with both full-service and self-service auto dismantlers as well as larger well financed retail auto parts businesses for retail customers. Also, the business competes for its automobile inventory with other dismantlers, used car dealers, auto auctions and metal recyclers. Inventory costs can fluctuate significantly depending on market conditions and prices for recycled metal.

Joint Ventures: The Company has significant investments in joint venture companies. The Company does not manage the day-to-day activities of these businesses. As a result, it does not have the same ability to control the operations and related financial results as it does with its consolidated businesses. These businesses are, however, affected by many of the same risk factors mentioned above. Therefore, it is difficult to predict the financial results of these businesses. Additionally, two of these joint ventures continue to use LIFO inventory accounting, which tends to defer income taxes. Historically, the effects of LIFO adjustments are difficult to predict.

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

                        SCHNITZER STEEL INDUSTRIES, INC.

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

Currency Fluctuations: Demand from the Company's foreign customers is partially driven by foreign currency fluctuations relative to the U.S. dollar. The Company has no control over such fluctuations and, as such, these dynamics could affect the Company's revenues and earnings.

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

                        SCHNITZER STEEL INDUSTRIES, INC.


                                     PART II

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (A)    EXHIBITS

                  10.1 Credit Agreement dated May 30, 2003 between the Registrant, Bank of America, NA, and the Other Lenders Party Thereto.

                  99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


           (B)    REPORTS ON FORM 8-K

                  The following reports were filed on Form 8-K during the fiscal quarter ended May 31, 2003:

                  On April 3, 2003, the Company filed a Current Report on Form 8-K, to report under Item 9, pursuant to Item 12, the issuance of a press release announcing financial results for the Company's quarter and six months ended February 28, 2003, and
                  Item 7, Financial Statements and Exhibits.

                  On April 25, 2003, the Company filed a Current Report on Form 8-K/A, Amendment No. 1, to report under Item 2, the closing on February 14, 2003 of the Company's acquisition of the Auto Parts Business, and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

                        SCHNITZER STEEL INDUSTRIES, INC.





                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     SCHNITZER STEEL INDUSTRIES, INC.
                                           (Registrant)



Date:  July 14, 2003                 By: /s/ Barry A. Rosen
     -----------------                   -----------------------------------
                                         Barry A. Rosen
                                         Vice President,
                                         Finance and Chief Financial Officer

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


July 14, 2003


/s/ Robert W. Philip
--------------------
Robert W. Philip
President and Chief Executive Officer

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


July 14, 2003


/s/ Barry A. Rosen
------------------
Barry A. Rosen
Vice President, Finance and Chief Financial Officer