Form 10-K
period 2003-08-31
SCHNITZER STEEL INDUSTRIES INC
filed 2003-11-24
CIK 912603

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

    For the fiscal year ended August 31, 2003 Commission File Number 0-22496

                        SCHNITZER STEEL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                OREGON                                  93-0341923
                ------                                  ----------
        (State of Incorporation)            (I.R.S. Employer Identification No.)

  3200 N.W. Yeon Ave., P.O. Box 10047
             Portland, OR                                 97296-0047
             ------------                                 ----------
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (503) 224-9900

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                       Class A Common Stock, $1 par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of the registrant's voting common stock outstanding held by non-affiliates on February 28, 2003 was $118,329,105

The Registrant had 13,304,516 shares of Class A Common Stock, par value of $1.00 per share, and 6,639,486 shares of Class B Common Stock, par value of $1.00 per share, outstanding at November 1, 2003.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated herein by reference in Part III.
================================================================================

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K



                                TABLE OF CONTENTS

PART  ITEM                                                                  PAGE

  I  1.          BUSINESS.....................................................3
                     Overview.................................................4
                     Business Strategy........................................4
                     Metals Recycling Business................................7
                     Joint Ventures..........................................10
                     Steel Manufacturing Business............................11
                     Auto Parts Business.....................................15
                     Environmental Matters...................................17
                     Employees...............................................20
     2.          PROPERTIES..................................................21
     3.          LEGAL PROCEEDINGS...........................................22
     4.          SUBMISSION OF MATTERS TO A VOTE
                     OF SECURITY HOLDERS.....................................22
     4(a).       EXECUTIVE OFFICERS OF THE REGISTRANT........................22

 II  5.          MARKET FOR REGISTRANT'S COMMON STOCK AND
                     RELATED STOCKHOLDER MATTERS.............................24
     6.          SELECTED FINANCIAL DATA.....................................25
     7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS.....................26
     7A          QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK.......................................41
     8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................42
     9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE..................75
     9A          CONTROLS AND PROCEDURES.....................................75

III  10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE
                     REGISTRANT..............................................76
     11.         EXECUTIVE COMPENSATION......................................76
     12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                     OWNERS AND MANAGEMENT AND RELATED
                     STOCKHOLDER MATTERS.....................................76
     13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............76
     14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES......................76

 IV  15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                     REPORTS ON FORM 8-K.....................................77

                                     PART I

ITEM 1. BUSINESS

Overview

Schnitzer Steel Industries, Inc. (the Company) and its joint venture businesses collect, process and recycle metals by operating one of the largest metals recycling businesses in the United States. The Company also manufactures finished steel products at its technologically advanced steel mini-mill (the Steel Manufacturing Business). On February 14, 2003, the Company's wholly-owned subsidiary, Norprop, Inc. ("Norprop"), acquired all of the stock of Pick and Pull Auto Dismantling, Inc., which was the Company's 50% partner in Pick-N-Pull Auto Dismantlers, a California general partnership, and all of the membership interests in Pick-N-Pull Auto Dismantlers, Stockton, LLC. The acquired companies were consolidated with the Company's previous interest in the business to form a separate reporting segment (the Auto Parts Business) also referred to as "Pick-N-Pull". Pick-N-Pull is one of the country's leading self-service used auto parts networks. Additionally, Pick-N-Pull is a major supplier of auto bodies to the Company's Metals Recycling Business. As a result of its vertically integrated business, the Company is able to transform auto bodies and other unprocessed metals into finished steel products. The Company believes that its Metals Recycling, Steel Manufacturing, and Auto Parts Businesses are cost competitive in their markets.

The Company's wholly-owned recycling business (the Metals Recycling Business) and its joint ventures have major collection and processing facilities in the following locations:

        Metals Recycling Business                  Joint Venture Operations
        -------------------------                  ------------------------

        Portland, OR                               Jersey City, NJ
        Oakland, CA                                Long Island, NY
        Tacoma, WA                                 Los Angeles, CA
        Sacramento, CA                             Everett, MA
        Eugene, OR                                 Providence, RI
        Fresno, CA                                 Madbury, NH

The Metals Recycling Business' eleven yards, including the major facilities shown above, sold 1.8 million ferrous tons, of which 0.2 million tons were brokered, in fiscal 2003. Additionally, through joint ventures, the Company participates in the management of an additional 30 metals recycling collection and processing facilities including the major facilities shown above. These processing joint ventures sold 3.3 million ferrous tons in fiscal 2003. Additionally, these joint ventures provide international and domestic services which broker metal processed by third parties. In fiscal 2003, this brokerage business approximated 1.8 million tons.

As the steel industry in the United States consolidates, the Company believes it is well positioned to remain a leader in the major markets in which it participates. In addition, it is anticipated that the demand for recycled ferrous metals will increase due to the continued transformation of the world's steel producers from virgin iron ore based blast furnaces to newer, technologically advanced electric arc furnace (EAF) mini-mills. In the last 25 years, steel production using recycled metals and the EAF process has grown dramatically. The EAF process, which uses 85%-95% recycled metal compared with the traditional steel-making process that uses less than 35% recycled metal, is more environmentally sound and energy efficient. By recycling steel, limited natural resources are preserved and the need to disrupt the environment with the mining of virgin iron ore is greatly reduced. Further, when recycled metal, instead of iron ore is used for new steel production, air and water pollution generated by the production process decreases. Currently, almost half of domestic steel and much of foreign-based steel is produced using the EAF process. Since 1995, global EAF production has grown 30%. Most of the growth has come from China, the world's largest and fastest growing steel producing country, and other Asian countries. Future growth in EAF production, as well as in other steel alternative production technologies, projected by industry analysts, translates into expected growth in demand for recycled metals. Using the EAF process to produce new steel makes the recycled ferrous metal commodity a strategic raw material for both domestic and foreign markets. Further benefiting the Company and its joint ventures in the metals recycling business is their strategic geographic locations at many of the major deep-sea ports in the United States. These ports allow the Company and its joint ventures the option of supplying foreign steel producers as well as domestic steel mills.

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

The Company's self-service used auto parts business (the Auto Parts Business) has retail facilities in the following locations:

               Northern California                                 17
               Nevada                                               2
               Texas                                                1
               Utah                                                 1
               Illinois                                             1
               Indiana                                              1
                                                                 ----
               Total                                               23
                                                                 ====

The Auto Parts Business purchases salvaged vehicles, sells parts from those vehicles through its retail facilities and wholesale operations, and sells the remaining portion of the vehicles to metal recyclers. The Company believes the Auto Parts Business has a competitive position in its markets due to its consistent approach and efficient processing of auto bodies.

Business Strategy
-----------------

The Company's business strategy emphasizes continued growth of the ferrous recycled metals business and auto parts business through additive acquisitions and joint ventures, and maintaining its status as an efficient and competitive producer of both recycled metal and finished steel products, as well as a low-cost provider of retail and wholesale used auto parts, through investments in state-of-the-art manufacturing equipment and increased production efficiencies.

The Company considers itself, first and foremost, a ferrous metals recycling company with historically over 60% of its operating income, before corporate expenses and eliminations and impairment and other nonrecurring charges, derived from the Metals Recycling Business and its Joint Ventures in the Metals Recycling Business. The Metals Recycling Business is one of the leading processors in each of the markets in which it operates. The Company intends to continue its focus on increasing the Company's position as one of the premier recycled metals processors in the country.

The Company's Metals Recycling Business enters into export sales contracts by selling forward 45 to 90 days and purchases metals on a daily basis. The typical supplier of unprocessed metal is a relatively small, local business or manufacturer who sells metals in limited quantities. These typical suppliers generally do not have the ability to inventory material in significant quantities, and therefore lack the market leverage to influence prices. By knowing the price for which the processed material will be sold and the costs involved in processing the metals, the Company is generally able to take advantage of this differential in timing between purchases and sales and negotiate prices with suppliers that secure profitable transactions.

The Company has developed a multi-part growth strategy, which includes the following elements:

EXPAND METALS RECYCLING OPERATIONS. The Company will continue to seek expansion opportunities within both its existing markets and elsewhere. Since the Company's initial public offering in 1993, the Company has focused on and will continue to emphasize increasing its sources of ferrous metals through its existing network and through selective acquisitions or through joint ventures with metals processors and suppliers of metal. Examples since the Company's initial public offering include:

     o In fiscal 1998, the Company and Hugo Neu Corporation, one of the Company's joint venture partners, increased their East Coast market position through the buyout of a third joint venture partner and the completion of two other strategic joint venture acquisitions;

     o In November 1996, the Company acquired Proler International Corp. (Proler). At that time, Proler's joint ventures with Hugo-Neu Corporation of New York processed approximately 3 million long tons of ferrous metals per year;

     o    In March 1995, the Company purchased Manufacturing Management, Inc.
          (MMI), another metals processor which added approximately 500,000 long tons per year to the Company's ferrous recycled metals volume; and

     o In December 1993, the Company acquired four metals collection and processing facilities in central and southern Oregon.

The Company has also made a series of investments in other joint ventures, which has increased the Company's sources of metals supply.

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

EXPAND AUTO PARTS BUSINESS
In fiscal 2003, the Company acquired one of its largest suppliers of unprocessed metal and joint venture partners and formed the Auto Parts Business segment. The Auto Parts Business provides the Company with strong vertical integration. Pick-N-Pull is one of the country's leading self-service used auto parts networks and over the last 15 years it has developed a strong management team and internal systems and processes that are believed to provide it with the ability to efficiently replicate the business model in other locations. The Company intends to seek expansion opportunities for Pick-N-Pull within both its existing markets and elsewhere in North America.

INVEST IN STATE-OF-THE-ART PROCESSING AND MANUFACTURING. The Company's objective is to be an efficient and competitive producer of both recycled metals and finished steel products in order to maximize the operating margin for both operations. To meet this objective, the Company has focused on and will continue to emphasize the cost-effective purchasing and efficient processing of metals. The Company has made significant investments in state-of-the art equipment to ensure that its operations have cost effective technology to produce high quality products and to maximize economies of scale. The Company continues to invest in equipment to improve the efficiency and capabilities of its businesses. During the last five years, the Company has spent $63.4 million on capital improvements.

During fiscal 2000, the Metals Recycling Business completed the installation of a state-of-the-art automobile shredder (also known as a "mega-shredder"), capable of shredding over 2,000 tons per day, at its Tacoma facility. This shredder replaced two older shredders that on a combined basis were capable of producing 1,000 tons per day. The mega-shredder has reduced operating costs and improved product quality; moreover, it enables the Tacoma metals recycling facility to shred material that was not previously shredded and had to be sold as lower margin materials. The Company has also entered into an agreement to purchase a mega-shredder for its Oakland facility that is expected to be installed in late 2004. Additionally, the dock and bulkhead at the Tacoma facility were rebuilt during fiscal 1999 to more effectively handle the increased shredder capacity, the exporting of metals and receipt of bulk unprocessed metals via marine sources. Also, all three of the Metals Recycling Business' export facilities continue to invest in sorting technologies to recover more high-valued nonferrous metal from the auto shredding process.

During fiscal 2002, the Company's Portland, Oregon metals recycling facility embarked on a dock and loading facility renovation, including the acquisition of a portside crane, in order to increase its efficiency in loading recycled metals export cargos. The renovation was temporarily suspended in fiscal 2003 when severe deterioration of the dock's substructure was detected during demolition activities. The project is being reengineered to rebuild the substructure and to accommodate additional heavy industrial requirements, which will better serve the Company's long term needs.

One of Pick-N-Pull's primary business strategies is to utilize information systems technology to collect data regarding production and processing costs and customer sales. To this end, Pick-N-Pull continues to invest in its systems to maintain them as state of the art.

In fiscal 2002, the Steel Manufacturing Business completed the installation of a static var compensator at the Steel Manufacturing Business' mini-mill. It provides a more uniform and efficient power supply in the steel making process. The Steel Manufacturing Business also made improvements to the dust collection system and waste water treatment facilities to meet or exceed environmental compliance with its operating permits.

In fiscal 2003, the Steel Manufacturing Business enhanced the wire rod segment of its business with the installation of a ring distributor and improvements to the product cooling system. These improvements enhanced the product yield and packaging of wire rod products. Product quality was also improved, allowing the Company to sell higher grade product at a premium price.

In fiscal 2004, the Steel Manufacturing Business plans to replace the electric arc furnace in the melt shop. The new furnace is expected to reduce energy consumption and improve productivity.

CAPTURE BENEFITS OF INTEGRATION. The Company has historically sought to capture the potential benefits of business integration whenever possible. The Company believes it enjoys a competitive advantage over non-vertically integrated mini-mill steel producers as a result of its extensive metals recycling operation. Beginning with the source of raw materials, the Auto Parts Business has the capability to supply the Metals Recycling Business with a portion of its auto bodies for use in its metals recycling process when market conditions are such that it is prudent to do so. The Metals Recycling Business then has the capability to provide the Steel Manufacturing Business with a predictable, high quality supply of recycled metals in an optimal mix of grades for efficient melting. Likewise, the Steel Manufacturing Business ensures a steady market for a portion of the Metals Recycling Business' production.

The Company leverages a portion of shared administrative services with certain of its joint venture partners and related companies which reduces the cost of these services to the Company.

ECONOMIC VALUE ADDED. In fiscal year 2001, the Company and certain of its joint ventures implemented an Economic Value Added (EVA(R)) financial measurement and compensation system. EVA measures the value of, and guides, economic decision making based on established return on investment criteria that the Company believes meets the expectations of the financial markets. Decisions made under EVA are designed to create long-term, sustainable value. In addition, the decision making is decentralized and provides managers with the financial analysis tools to make better decisions. Managers' incentive pay is directly linked to success in creating value and is designed to motivate and reward reasonable and sensible risk taking. EVA measures and evaluates the performance of the Company and its employees by explicitly recognizing the cost of equity, as well as debt, capital and quantifying the results. On a periodic basis, the EVA plan is recalibrated.

METALS RECYCLING BUSINESS
-------------------------

The Company is one of the largest metals processors in the United States, with eleven wholly-owned metals collection and processing facilities. The Company buys, processes and sells ferrous metals to foreign and domestic steel producers and to the Steel Manufacturing Business. The Metals Recycling Business also engages in the brokerage business by purchasing metal from other recycled metals processors for shipment directly to the Steel Manufacturing Business without further processing by the Metals Recycling Business. To a lesser extent, the Company also buys, processes and sells nonferrous metals to both the domestic and export markets. A significant portion of the nonferrous volume comes as a by-product of the ferrous shredding process.

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

Customers and Marketing. The following table sets forth information about the amount of ferrous recycled metals sold by the Company's Metals Recycling Business to certain groups of customers during the last five fiscal years:

                                                                     Year Ended August 31,
                                -----------------------------------------------------------------------------------------
                                      2003              2002               2001              2000              1999
                                ----------------  ----------------  -----------------  ----------------  ----------------
                                 Sales    Vol.1    Sales    Vol.1    Sales     Vol.1    Sales    Vol.1    Sales    Vol.1
                                ------    -----    ------   -----    ------   -----     ------   -----    ------   -----
                                                               (dollar amounts in millions)
Asian Steel Producers
  and Representatives           $178.7    1,157    $126.8   1,068     $91.8     777     $ 91.7     761    $ 48.4     491

Steel Manufacturing Business:

    Processed                     34.8      303      29.7     313      42.6     471       39.2     411      39.2     447
    Brokered 2                    26.0      232       7.9      94       7.1      95        7.1      87       6.1      92
                                ------    -----    ------   -----    ------   -----     ------   -----    ------   -----
                                  60.8      535      37.6     407      49.7     566       46.3     498      45.3     539

Other US Steel Producers          15.8      120       9.1      82      14.1     139       26.0     247      18.5     194
                                ------    -----    ------   -----    ------   -----     ------   -----    ------   -----
        Total                   $255.3    1,812    $173.5   1,557    $155.6   1,482     $164.0   1,506    $112.2   1,224
                                ======    =====    ======   =====    ======   =====     ======   =====    ======   =====

1    In thousands of long tons (2,240 pounds).
2 Consists of recycled metal that is purchased from other suppliers for direct shipment and is not processed by the Metals Recycling Business.

The Company sells recycled metals to foreign and unaffiliated domestic steel producers or their representatives and to the Steel Manufacturing Business. The Company has developed long-standing relationships with Asian and United States steel producers. The Company's primary Asian recycled metals customers are located in China, South Korea and Taiwan. To serve these customers more effectively, the Company operates a wholly-owned subsidiary, SSI International

Far East Ltd., in Seoul, South Korea, and has an agent in China. Additionally, the Company uses representatives in Tokyo, Japan to provide market data. The Company believes these representatives not only enhance the Company's service to its Asian customers, but also provide a valuable local presence and source of information in these markets. The Metals Recycling Business' five largest customers accounted for 64% of recycled metals sales to unaffiliated customers. However, the Company's recycled metals customers vary from year to year due to demand, competition, relative currency values and other factors. All recycled metals sales are denominated in United States dollars and substantially all ferrous recycled metals shipments to foreign customers are supported by letters of credit.

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

The Company also sells recycled nonferrous metals to foreign customers. Demand from Asian countries, especially China, continues to increase. The Company's efficiency in recovering nonferrous metals from its shredding process provides increasing supplies to sell to foreign customers. Also, the Company purchases nonferrous metals directly from other suppliers for sale overseas. The nonferrous cargoes are loaded into ocean going containers which are shipped to the customer. The following table sets forth information about the amount of nonferrous recycled metals sold by the Company's Metals Recycling Business during the last five fiscal years:

                                                                          Year Ended August 31,
                                  -------------------------------------------------------------------------------------------------
                                        2003                 2002                2001                2000                1999
                                  ----------------    -----------------    ----------------    ----------------    ----------------
                                  Sales    Vol.(1)    Sales     Vol.(1)    Sales    Vol.(1)    Sales    Vol.(1)    Sales    Vol.(1)
                                  -----    -------    -----     -------    -----    -------    -----    -------    -----    -------
                                                                     (dollar amounts in millions)
     Nonferrous recycled metals   $47.8   113,378     $41.7    112,622     $43.0   114,441     $38.9    96,207      $26.4   74,497
                                  =====   =======     =====    =======     =====   =======     =====    ======      =====   ======

(1)   In thousands of  pounds

SOURCES OF UNPROCESSED METALS. The most common forms of raw metals purchased by the Company are obsolete machinery and equipment such as automobiles, railroad cars, railroad tracks, home appliances and demolition metal from buildings and other obsolete structures. The metals are acquired from drive-in sellers at posted prices at the Company's eleven metals recycling yards, from drop boxes at a diverse base of suppliers' industrial sites and through negotiated purchases from railroads and other large suppliers. The Company purchases unprocessed metals from a large number of suppliers, including railroads, industrial manufacturers, automobile salvage yards, metals dealers, landfills and individuals. Metals recycling yards situated nearest to unprocessed metals sellers and major transportation routes have a competitive advantage because of the significance of freight charges relative to the value of metals. The Company's Portland yard benefits from northwestern rail, highway and water transportation routes allowing it to attract sellers from Oregon, Washington, Idaho, Montana, Utah, Nevada and Northern California. The Eugene, Grants Pass, White City and Bend yards are smaller facilities that serve as collection points from central and southern Oregon. Two of these yards also have some processing capabilities. These yards primarily use trucks and railroads to transport their products. The Oakland yard gives the Company sourcing capability in the San Francisco Bay area, one of the largest metropolitan regions in the country. The Sacramento and Fresno yards are facilities that serve as collection and processing points for metals from the growing central valley of California and Western Nevada and are served by rail and trucks. These facilities provide materials for the Company's Oakland export operation, ship material to domestic customers and ship certain products directly to the Company's Steel Manufacturing Business. The Company's Tacoma yard, along with its collection facilities, collect metals from Seattle and the entire Puget Sound area as well as from throughout Washington, Montana, Idaho, Alaska and Western Canada. Product is shipped and received via rail, truck and water (e.g. ship or barge).

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

Seven of the Company's eleven wholly-owned metals recycling facilities operate large capacity guillotine-style shears for cutting large pieces of ferrous metal into smaller, more saleable pieces. At six of the facilities, the Company also has large scissor shears mounted on portable material handlers that move about the yards and cut bulky pieces of metal into sizes that can be further processed by the guillotine shears. These mobile shears are capable of reducing a railroad boxcar to useable recycled metal in approximately 30 minutes.

One of the most efficient ways to process and sort metal is by the use of shredding systems. The Portland and Oakland facilities each operate a large shredder capable of processing up to 1,500 tons of metal per day. In fiscal 2000, the Tacoma facility completed the installation of a state-of-the-art mega-shredder capable of shredding over 2,000 tons per day. The Company has also entered into an agreement to purchase a mega-shredder for its Oakland facility that is expected to be installed in late 2004. These shredders are designed to provide a denser product, which is efficiently used by steel mills and broadens the types of material that can be shredded. They reduce automobile bodies, home appliances and other light gauge sheet metal into fist-size pieces of shredded recycled metal in seconds. The shredded material is then carried by conveyor under magnetized drums, which attract the ferrous recycled metal and separate it from the nonferrous metals and other residue found in the shredded material, resulting in a relatively pure and clean shredded steel product. The remaining nonferrous metal and residue then pass through a process that mechanically separates the nonferrous metals from the residue. The remaining nonferrous metals are either hand sorted and graded before being sold or sold unsorted. During fiscal 2000, the Portland yard installed a new indoor nonferrous sorting system, which reduces the moisture content of the unprocessed material and allows for greater recovery of high value nonferrous metallics. In fiscal 2003, the Oakland yard began upgrading its nonferrous sorting capabilities with similar eddy current separators to increase capacity and improve the nonferrous recovery from the shredding process.

DEEP WATER TERMINAL FACILITIES. The Company delivers ferrous recycled metals to foreign steel producers by ship. The Company achieves cost efficiencies by operating deep water terminal facilities at its Portland, Tacoma and Oakland facilities. As a result, the Company is generally not subject to normal berthing delays sometimes experienced by users of unaffiliated terminal facilities. The Oakland and Portland docks also have berths serviced by a bulk loading conveyor for loading shredded metal. The Oakland facility has a 350 foot concrete wharf, with the ability to handle longer ships, which was placed into service in 1990, and a 40-ton container crane, which has been modified to load and unload bulk cargo. The crane will be upgraded over the next year as the facility's shipping schedule allows. The Tacoma marine terminal is serviced by a 250-ton gantry crane and one 40-ton crane. A new 400 foot dock and bulkhead were completed at the Tacoma yard during fiscal 1999. Currently, the Portland dock has three operating berths for ships and two tie-up berths, and is equipped with three 60-ton cranes for loading and unloading heavy materials, and a bulk loading conveyor capable of loading up to 700 tons of shredded recycled metals per hour directly into a ship's hold.

During fiscal 2002, the Company's Portland, Oregon metals recycling facility embarked on a dock and loading facility renovation, including the acquisition of a portside crane, in order to increase its efficiency in loading recycled metals export cargos. The renovation was temporarily suspended in fiscal 2003 when severe deterioration of the dock's substructure was detected during demolition activities. The project is being reengineered to rebuild the substructure and to accommodate additional heavy industrial requirements, which will better serve the Company's long term needs.

The Oakland, Tacoma and Portland terminals are used for loading metals shipments to the Company's foreign customers. In addition, the Portland terminal sells bulk cargo storage, docking, loading and warehousing services to unrelated parties.

COMPETITION. The Company competes for both the purchase of metals from suppliers and the sale of processed recycled metals to finished steel producers. Competition for metals purchased in the Metals Recycling Business' markets comes primarily from well financed larger recyclers of metal as well as smaller metals yards and dealers. Many of these recyclers have varying types and sizes of processing equipment that include fixed and mobile shears and large and small ferrous metal shredders, all with varying effects on the selling price of recycled metal. The Company also competes with brokers who buy product on behalf of domestic and foreign mills. The predominant competitive factors impacting the Company's recycled metals sales and its ability to obtain unprocessed metals are price, including shipping costs, availability, reliability of service and product quality.

The Company competes with a number of domestic and foreign recycled metals processors for export sales. Price, including shipping costs, and availability are the most important competitive factors, but reliability and quality are also important. During the last year, the ferrous export market experienced decreased supplies of metal coming out of the countries that were part of the former Soviet Union compared with the previous two years. The lower supplies were primarily driven by political policy changes in these countries whereby export tariffs and/or bans were enacted to retain recycled metal for use in their domestic economies. The quality of the product from these countries is generally good and their pricing was generally aggressive, as they tended to operate for the generation of cash flow versus focusing on traditional income and return on investment theory. The Company believes that its size and locations allow it to compete effectively with other domestic and foreign metals recyclers.

SEASONALITY. The Company makes a number of large ferrous metals shipments to foreign steel producers each year. The Company's control over the timing of shipments is limited by customers' requirements, shipping schedules and other factors. Variations in the number of shipments from quarter to quarter result in fluctuations in quarterly revenues, earnings and inventory levels.

BACKLOG. On August 31, 2003, the Company's Metals Recycling Business had a backlog of firm orders of $44.9 million, as compared to $13.2 million on August 31, 2002. All of the backlog on August 31, 2003 was related to export ferrous metal shipments.


JOINT VENTURES
--------------

The Company has invested in certain joint ventures which process and sell recycled metals to third parties and other joint ventures that supply unprocessed metals to the Company's operations and other metals buyers. The Company's joint ventures with Hugo Neu Corporation recognized revenues of $858.3 million in fiscal 2003 and $618.1 million in fiscal 2002. Other joint ventures recognized revenues of $19.0 million in fiscal 2003 and $22.9 million in fiscal 2002.

I. JOINT VENTURES IN THE METALS RECYCLING BUSINESS

The Company owns interests in five joint ventures that are engaged in buying, processing, selling and brokering primarily ferrous metal. The Company is a 50% partner in four of these joint ventures and is a 30% partner in another smaller joint venture. In fiscal 2003, these joint ventures processed and sold approximately 3.3 million long tons of ferrous metals. Through these joint ventures, the Company participates in the management of 28 metals collection and processing facilities, including export terminals in Los Angeles, California, Everett, Massachusetts, Portland, Maine, Providence, Rhode Island, Jersey City, New Jersey and 23 feeder yards. At the feeder yards, metal is collected, processed and then transported to one of the joint venture's deep-water terminals for subsequent export or domestic sale or sold directly to domestic purchasers. Additionally, the trading joint venture, begun in 1999, that brokers metals in foreign markets has increased its tonnage to 1.7 million tons in fiscal 2003 from 1.2 million tons in the prior year with the growth in global trade. The Company also owns a 50% interest in two smaller metals recycling joint ventures in the Western United States.

METALS PROCESSING AND SUPPLY. The joint ventures predominantly produce shredded recycled metal and other grades of ferrous recycled metal, primarily heavy melting and premium grades. Like the Metals Recycling Business, the joint ventures process metals by shredding, sorting, baling, shearing or cutting the metals into pieces suitable for melting. Processed metals are either inventoried for later shipment or shipped directly by ship, barge, rail or truck to foreign or domestic steel mills. The joint ventures also sell nonferrous metals, which are mainly a by-product of the ferrous production process. Over the next few years, these joint ventures have committed to replace three of their older shredders with three highly efficient shredders at their facilities.

DEEP WATER TERMINAL FACILITIES. Through its joint ventures, the Company participates in the management of export terminals in Los Angeles, California, Everett, Massachusetts, Portland, Maine, Providence, Rhode Island and Jersey City, New Jersey. The joint ventures deliver by ship recycled metals to steel producers throughout the world. As a result of owning or leasing these facilities, the joint ventures are not subject to berthing delays sometimes experienced by users of unaffiliated terminal facilities.

In fiscal 2003, the export terminal in New Jersey completed a dredging project, increasing the depth of water at the berth and in the channel to more efficiently load deeper draft ships. Final new navigational markers and lights should be in place by early fiscal 2004. In the past, the facility incurred unusually high handling costs on many of its ferrous export shipments due to water depth limitations. It is anticipated that this project will significantly reduce ship loading costs for the joint venture.

The Everett, Massachusetts wharf facility completed a major dock renovation in fiscal 2003, increasing efficiency of ship loading.

COMPETITION. The predominant competitive factors which impact the joint ventures' ability to obtain unprocessed metals as a raw material and recycled metals sales are price, including shipping costs, availability, reliability of service and product quality. See "Competition" in the Metals Recycling Business section of this report.

II. JOINT VENTURE SUPPLIERS OF METALS

The Company is a 50% partner in two joint ventures operating out of Richmond, California which are industrial plant demolition contractors. These joint ventures dismantle industrial plants, perform environmental remediation, resell any machinery or pieces of steel that are salvaged from the plants in a usable form and sell other recovered metals, primarily to the Company. During fiscal 2003, the Company purchased substantially all of the ferrous metals generated by these joint ventures.

The Company purchased 53,000 and 40,000 long tons of ferrous metals from these joint ventures in fiscal 2003 and 2002, respectively. Purchase terms are negotiated at arms-length between the Company and the other partners to the joint ventures.

STEEL MANUFACTURING BUSINESS

The Company's Steel Manufacturing Business consists of its wholly-owned subsidiary, Cascade Steel Rolling Mills, Inc., located in McMinnville, Oregon (approximately 45 miles southwest of Portland). The Steel Manufacturing Business' mini-mill was originally constructed in 1968, acquired by the Company in 1984 and was significantly modernized and expanded in the 1990's.

Since the Company purchased the mill in 1984, it has made a number of improvements, which have modernized the machinery and equipment at the Steel Manufacturing Business and have made it possible for the melt shop to process

700,000 tons annually, compared with less than 400,000 tons for the previous melt shop. In fiscal 1996, the Company finished the installation of a second rolling mill (Rolling Mill #2). Rolling Mill #2 is state-of-the-art and able to produce more finished goods. In fiscal 1997, the Company installed a rod block and finishing equipment at Rolling Mill #2, which allowed the Steel Manufacturing Business to expand and enhance its product line. In fiscal 2001, the Company installed a static var compensator that provides a more uniform electric power supply for the steel manufacturing process. This enhancement has increased efficiency and production in the billet making process, which allows the Steel Manufacturing Business to take advantage of the greater efficiencies gained on Rolling Mill #2. In fiscal 2003, the Steel Manufacturing business enhanced the wire rod production process by installing a new ring distributor that improved yield and produced a more uniformly packaged product, which is preferred by steel fabricators. In addition, improvements to the wire rod cooling system allow for the manufacture of high carbon wire rod which sells at a premium price. In fiscal 2004, the Steel Manufacturing Business plans to replace the electric arc furnace in the melt shop at an estimated cost of $2.5 million. The new furnace will be more efficient and will use less energy. The improvement is expected to be completed in the fourth quarter of fiscal year 2004. See further discussion under "Manufacturing Operations and Equipment" below.

Products and Marketing. The Steel Manufacturing Business produces rebar, merchant bar, coiled products and specialty products. Sales of these products during the last five fiscal years were as follows:

                                                          Year Ended August 31,
                                                          ---------------------
                           2003               2002                2001                2000                1999
                           ----               ----                ----                ----                ----
                      Sales    Vol.1     Sales    Vol.1      Sales    Vol.1      Sales    Vol.1     Sales     Vol.1
                      -----    -----     -----    -----      -----    -----      -----    -----     -----     -----
                                                      (dollar amounts in millions)

  Rebar             $  97.4     327    $  86.7     307     $  91.8     309     $  91.1     308     $ 103.0     340

  Coiled products      67.9     223       51.6     179        39.2     137        59.5     214        22.2      81

  Merchant bar         23.4      65       21.3      67        28.8      83        40.7     117        39.0     113

  Other products        3.2       7        7.0      16         7.8      17        12.3      27        17.5      37
                    -------     ---    -------     ---     -------     ---     -------     ---     -------     ---
          Total     $ 191.9     622    $ 166.6     569     $ 167.6     546     $ 203.6     666     $ 181.7     571
                    =======     ===    =======     ===     =======     ===     =======     ===     =======     ===

1    In thousands of short tons (2,000 pounds).

Rebar is steel rod used to increase the tensile strength of poured concrete. Merchant bar consists of round, flat, angle and square steel bars used by fabricators or manufacturers to produce a wide variety of products, including gratings, steel floor and roof joints, safety walkways, ornamental furniture, stair railings and farm equipment. Coiled products consist of wire rod and coiled rebar. Wire rod is steel wire, delivered in coiled form, and is used by fabricators to produce a variety of products such as chain link fencing, nails, wire and stucco netting. Coiled rebar is rebar delivered in coils rather than in flat lengths, a method preferred by some fabricators as it reduces the waste and improves yield generated by cutting individual lengths to meet customer specifications.

The Steel Manufacturing Business sells directly from its mill in McMinnville, Oregon and from its company owned distribution center located in El Monte, California (Los Angeles area) and one third-party distribution center in Stockton, California. The distribution centers facilitate sales by holding a ready inventory of products close to major customers for just-in-time delivery. The Steel Manufacturing Business communicates regularly with major customers to determine their anticipated needs and plans its rolling mill production schedule accordingly. The Steel Manufacturing Business also produces and inventories a mix of products forecasted to meet the needs of other customers. Shipments to customers are made by common carrier, either truck or rail.

During fiscal 2003, the Steel Manufacturing Business sold its steel products to approximately 350 customers primarily located in the 10 western states. In that period, approximately 22% of the Steel Manufacturing Business' sales were made to customers in California. The Steel Manufacturing Business' customers are principally steel service centers, construction industry subcontractors, steel fabricators, wire drawers and major farm and wood product suppliers.

The Steel Manufacturing Business' 10 largest customers accounted for approximately 46% of its revenues during fiscal 2003.

RECYCLED METALS SUPPLY. The Company believes it operates the only mini-mill in the Western United States which has the ability to obtain its entire recycled metals requirement from its own affiliated metals recycling operations. There have at times been regional shortages of recycled metals with some mills being forced to pay higher prices for recycled metals shipped from other regions or to temporarily curtail operations. The Company's Metals Recycling Business has the ability to supply the Steel Manufacturing Business both with recycled metals that it has processed and with recycled metals that it has purchased from third-party processors. See Metals Recycling Business. The Metals Recycling Business is also able to deliver to the Steel Manufacturing Business an optimal mix of recycled metal grades to achieve maximum efficiency in its melting operations.

ENERGY SUPPLY. Electricity and natural gas represented approximately 8% and 3%, respectively, of the Steel Manufacturing Business' cost of goods sold in the year ended August 31, 2003.

The Steel Manufacturing Business purchases electric power from McMinnville Water & Light (McMinnville), a municipal utility, and is McMinnville's largest customer. The Steel Manufacturing Business has a five-year contract with McMinnville that expires September 30, 2006. McMinnville obtains power from the Bonneville Power Administration (BPA) and resells it to the Steel Manufacturing Business at its cost plus a fixed charge per kilowatt hour and a 3% city surcharge. The rate McMinnville obtains from BPA is for firm power; therefore, the Steel Manufacturing Business is not forced to sacrifice the reliability of its power supply for a lower interruptible power rate as is the case with certain other mini-mills. On October 1, 2001, the BPA increased its electricity rates due to increased demand on the West Coast and lower supplies. This increase was in the form of a Cost Recovery Adjustment Clause (CRAC) added to BPA's contract with McMinnville. The CRAC is an additional monthly surcharge on selected power charges to recover costs associated with buying higher priced power during the West Coast power shortage. The CRAC, which can be adjusted every six months, has varied from its inception on October 1, 2002 from a low of 39% to a high of 50%. The current rate, which became effective on October 1, 2003, is 45%.

The Steel Manufacturing Business purchases natural gas for use in the reheat furnaces from IGI Resources of Boise, Idaho, pursuant to a contract that obligates the business to purchase minimum amounts of gas at a fixed rate or pay a demand charge. The current contract expires on October 31, 2004. All natural gas used by the Steel Manufacturing Business must be transmitted by a single pipeline owned by Northwest Natural Gas Company that also serves local residential customers of Northwest Natural Gas Company. To protect against interruptions in gas supply, the Steel Manufacturing Business maintains stand-by propane gas storage tanks that have the capacity to hold enough gas to operate one of the rolling mills for at least three days without refilling.

MANUFACTURING OPERATIONS AND EQUIPMENT. The Steel Manufacturing Business' melt shop includes a 108-ton capacity electric-arc furnace and a five-strand continuous billet caster. The melt shop is highly computerized and automated. The 108-ton capacity of the furnace accommodates larger, less expensive grades of scrap. Energy savings result in part from efficiencies of the larger furnace, but also as a result of post-combustion equipment added to the furnace in 1995. This technology injects oxygen into the furnace during melting operations which creates energy by combusting carbon monoxide. The melt shop also has enhanced steel chemistry refining capabilities, permitting the mill to produce higher margin products using special alloy quality grades of steel not currently produced by other mills on the West Coast. The static var compensator increases the efficiency and production in the billet making process, thereby allowing the Steel Manufacturing Business to take advantage of the greater efficiencies gained on Rolling Mill #2.

During fiscal 2003, 2002 and 2001, the melt shop produced 636,000, 483,000 and 680,000 tons of billets, respectively. Due in part to the sluggish domestic economic conditions in fiscal 2002 and part of fiscal 2003, the Company curtailed melt shop production to reduce billet inventories and improve cash flow. During the first quarter of fiscal 2003, billet inventories reached targeted levels. As a result, in November, 2002, the melt shop resumed full operations of seven days per week.

Billets produced by the melt shop are reheated in one of two natural gas-fueled reheat furnaces and then hot-rolled through one of two rolling mills. Rolling Mill #1, a 17-stand mill, was rebuilt in 1986. The mill is computerized, allowing for efficient synchronized operations of the rolls and related equipment. The computer controls include a self-diagnostic system that detects and identifies electronic and mechanical malfunctions in Rolling Mill #1. In 1994, the Steel Manufacturing Business completed the installation of in-line straightening, stacking and bundling equipment on the end of Rolling Mill #1. The addition of this equipment has permitted the Steel Manufacturing Business to improve the packaging and quality of its products and to produce its merchant bar products more efficiently by automating the straightening and bundling function. It has also permitted the Steel Manufacturing Business to expand its higher-margin merchant bar product line.

Rolling Mill #2, a technologically advanced 18-stand mill, was completed in February 1996. The mill is computerized, allowing for efficient synchronized operations of the rolls and related equipment. The computer controls include a self-diagnostic system that detects and identifies electronic and mechanical malfunctions in the mill. In fiscal 1997, the Company installed a rod block and finishing equipment at Rolling Mill #2 which allowed the Steel Manufacturing Business to expand and enhance its product line into coiled steel products. In the first quarter of fiscal 2003, the Steel Manufacturing Business enhanced the wire rod production process by installing a ring distributor and making improvements to the wire rod cooling system. The ring distributor improved yield and produces a more uniformly packaged product. Improvements to the wire rod cooling system allow for the manufacture of larger diameter and high carbon wire rod which sells at a premium price.

In fiscal 2004, the Steel Manufacturing Business plans to replace the electric arc furnace in the melt shop at a cost of $2.5 million. The new furnace, with a 110-ton capacity, will be more efficient and will reduce electric power consumption. The final installation of the furnace is expected to be completed over a period of less than two weeks during the fourth quarter of fiscal 2004. Peripheral structures will be completed prior to that time while the existing furnace is in operation. In order to accommodate the rolling mills' need for billets during the installation shut-down, the Steel Manufacturing Business will increase billet inventory leading up to the final installation. Management expects to add 10,000 tons to the billet inventory during December 2003 when the operation is normally shut down. As the final installation gets closer, management will reassess the anticipated needs of the rolling mills and adjust the billet inventory accordingly.

TRANSPORTATION. The Steel Manufacturing Business makes extensive use of rail and truck transportation for shipment of its products to its distribution centers and customers in California and for the shipment of recycled metals to the mill both from the Metals Recycling Business' yards and other metal recyclers in Oregon and California.

Competition. The Steel Manufacturing Business competes with the following Western United States steel producers for sales of rebar and merchant bar: Nucor Corporation (Nucor) in Plymouth, Utah, Seattle, Washington and Kingman, Arizona (currently idle); Tamco in Los Angeles, California; and Chaparral Steel Company in Midlothian, Texas. In December 2002, Nucor acquired Birmingham Steel, which has a steel mill in operation located in Seattle, Washington, and also acquired the North Star Mill in Kingman, Arizona plant that remains idle. For sales of wire rod, the Steel Manufacturing Business competes with an Oregon Steel Mills, Inc. plant located in Pueblo, Colorado, other domestic producers located primarily on the West Coast and importers. Other domestic mills located east of the Rocky Mountains generally do not compete in the Steel Manufacturing Business' market area because of transportation costs. The principal competitive factors in the Steel Manufacturing Business' market are price (including freight cost), product availability, quality and service. Certain of the Steel Manufacturing Business' competitors have substantially greater financial resources than the Steel Manufacturing Business. In addition to domestic competition, the Steel Manufacturing Business has historically competed intensely with foreign steel producers principally located in Asia, Canada, Mexico, and Central and South America in certain of its product lines. During fiscal 2001, the Steel Manufacturing Business experienced significant competition from low-priced steel imports. In March and April 2002, the United States International Trade Commission (ITC) imposed tariffs on imported steel, under Section 201 of the 1974 Trade Act to temporarily aid the domestic steel industry. To date, however, these tariffs have not significantly benefited selling prices for finished steel products on the West Coast of the United States. In the spring of 2002, the U.S. Government imposed anti-dumping and countervailing duties against wire rod products from eight foreign countries. In fiscal 2003, imports of steel were also affected by foreign currency fluctuations. Relevant foreign currencies generally strengthened relative to the U.S. dollar, making imports into the U.S. more expensive. As a result of the duties and these changes in foreign exchange rates, the Company has recently experienced less competition from foreign steel producers.

In June 2003, Oregon Steel Mills, Inc. permanently shut down its Portland melt shop. Although Oregon Steel Mills' (OSM) finished products do not directly compete with the Company, OSM has historically competed for recycled metal supplies in the Pacific Northwest. Thus, this closure is expected to reduce the end user demand for unprocessed metal in the Portland, Oregon market.

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

AUTO PARTS BUSINESS
-------------------

The auto dismantling and used auto parts industry is very fragmented, with few dominant players. This is particularly the case in the self-service sector of the used auto parts industry. With 23 stores in six states, the Company believes it has one of the largest self-service used auto parts networks in the United States. Seventeen of these stores are located in Northern California, with the remaining stores located in Nevada, Utah, Illinois, Indiana and Texas. The Company purchases salvaged vehicles, sells parts from those vehicles through its retail store facilities and wholesale operations, and sells the remaining portion of the vehicles to metal recyclers, including the Company's Metals Recycling Business.

The Company is dedicated to supplying low cost used auto parts to its customers. In general, management believes that the price of parts is significantly lower than full service auto dismantling prices, retail car part store prices and car dealership prices. Each store offers an extensive selection of vehicles from which consumers can remove parts. The average store is located on 14 acres and contains 1,600 cars available to the customer. The Company carries domestic and foreign cars, vans and light trucks. The Company rotates its inventory frequently, providing customers with access to new parts. The Company does not remove parts for its customers or perform automotive repairs.

The Company typically seeks to locate its facilities with convenient access to major streets and major population centers. By operating its stores at locations that are convenient and visible to the target customer, the stores become the first stop a customer makes in acquiring their used auto parts. Convenient locations also make it easier and less expensive for suppliers to deliver vehicles.

Products and Marketing. The following table sets forth information about the significant components of sales made by the Company's Auto Parts Business and predecessor companies during the last five fiscal years:

                                                                   Year Ended August 31,
                                                                   ---------------------
                             2003                   2002(1)                2001(1)                2000(1)                1999(1)
                             ----                   -------                -------                -------                -------
                      Sales        %.        Sales        %.        Sales        %.        Sales        %.       Sales         %.
                      -----        --        -----        --        -----        --        -----        --       -----         --
                                                               (dollar amounts in millions)
Retail sales        $44,463        68%     $42,257        73%     $37,826        74%     $32,965        74%     $29,031        76%

Wholesale sales      20,762        32%      16,018        27%      13,505        26%      11,792        26%       9,043        24%
                    -------       ---      -------       ---      -------       ---      -------       ---      -------       ---
        Total       $65,225       100%     $58,275       100%     $51,331       100%     $44,757       100%     $38,074       100%
                    =======       ===      =======       ===      =======       ===      =======       ===      =======       ===

(1) The sales for periods prior to fiscal 2003 are not included in the Company's consolidated revenues. Please refer to Note 1 and Note 3 in the Notes to the Consolidated Financial Statements.

The Company sells auto parts from each of its retail locations. Upon arriving at a store, a customer pays an admission charge and signs a liability waiver before entering the facility. When a customer finds a desired part on a vehicle, the customer removes it and pays a standard retail price for the part.

Once the vehicle is removed from the customer area, certain remaining parts that can be sold wholesale ("cores") are removed from the vehicle. In California, these cores, such as engines, transmissions and alternators, are consolidated at a central facility. From this facility, the parts are sold, via an auction system, to a variety of different wholesale buyers. Due to larger volumes generated via this consolidation process, the Company has been able to obtain increasingly higher prices for these cores.

After the core removal process is complete, the remaining auto body is crushed and sold as scrap metal in the wholesale market. The auto bodies are sold on a price per ton basis. This price is subject to fluctuations in the recycled ferrous metal markets. Traditionally, the majority of the Northern California stores' auto bodies are sold to the Metals Recycling Business's Oakland facility. During fiscal 2003, the Auto Parts Business had sales of $7.7 million to the Metals Recycling Business, thereby making it the Auto Parts Business' single largest customer. The Company's wholesale business consists of its core and scrap sales.

COMPETITION. The Company competes with both full-service and self-service auto dismantlers as well as larger well-financed retail auto parts businesses for retail customers. Also, the Company competes for its vehicle inventory with other dismantlers, used car dealers, auto auctions and metal recyclers. Vehicle costs can fluctuate significantly depending on market conditions and prices for recycled metal.

SOURCES OF VEHICLES. The Company obtains vehicles from three primary sources: tow companies, private parties and charities. The Company employs car buyers who travel to tow companies and bid on vehicles. The Company also has a program to purchase vehicles from private parties called "Cash for Junk Cars." This program is advertised in telephone directories and newspapers. Private parties call a toll free number and receive a quote for their vehicle. The private party can either deliver the vehicle to one of the retail locations or the Company can arrange for the vehicle to be picked up.

SEASONALITY. Retail sales and admissions are somewhat seasonal and principally affected by weather and promotional events. Since the stores are open to the natural elements, during periods of prolonged wet, cold or extreme heat, the retail business tends to slow down due to the difficult customer working conditions. As a result, the Company's first and third fiscal quarters tend to generate the most retail sales and the second and fourth fiscal quarters are the slowest in terms of retail sales.

ENVIRONMENTAL MATTERS
---------------------

Compliance with environmental laws and regulations is a significant factor in the Company's business. Some of the Company's businesses are subject to local, state, federal and supranational environmental laws and regulations concerning, among other matters, solid waste disposal, hazardous waste disposal, air emissions, water quality and discharge, dredging and employee health. Environmental legislation and regulations have changed rapidly in recent years and it is likely that the Company will be subject to even more stringent environmental standards in the future.

PORTLAND HARBOR

In December 2000, the United States Environmental Protection Agency (EPA) named the Portland Harbor, a 5.5 mile stretch of the Willamette River in Portland, Oregon, as a Superfund site. The Company's metals recycling and deep water terminal facility in Portland, Oregon is located adjacent to the Portland Harbor. Crawford Street Corporation, a Company subsidiary, also owns property adjacent to the Portland Harbor. The EPA has identified 69 potentially responsible parties (PRPs), including the Company and Crawford Street Corporation, which own or operate sites adjacent to the Portland Harbor Superfund site. The Company leases the metals recycling and deep water terminal facility from Schnitzer Investment Corp. (SIC), a related party, and is obligated under its lease with SIC to bear the costs relating to the investigation and remediation of the property. The precise nature and extent of any clean-up of the Portland Harbor, the parties to be involved, and the process to be followed for such a clean-up have not yet been determined. It is unclear whether or to what extent the Company or Crawford Street Corporation will be liable for environmental costs or damages associated with the Superfund site. It is also unclear whether natural resource damage claims or third party contribution or damages claims will be asserted against the Company. While the Company and Crawford Street Corporation participated in certain preliminary Portland Harbor study efforts, they are not parties to the consent order entered into by the EPA with other PRPs (Lower Willamette Group) for a Remedial Investigation/Feasibility Study; however the Company could become liable for a share of the costs of this study at a later stage of the proceedings.

Separately, the Oregon Department of Environmental Quality (DEQ) has requested operating history and other information from numerous persons and entities which own or conduct operations on properties adjacent to or upland from the Portland Harbor, including the Company and Crawford Street Corporation. The DEQ investigations at the Company and Crawford Street sites are focused on controlling any current releases of contaminants into the Willamette River. The Company has agreed to a voluntary Remedial Investigation/Source Control effort with the DEQ regarding its Portland, Oregon deep water terminal facility and the site owned by Crawford Street Corporation. DEQ identified these sites as potential sources of contaminants that could be released into the Willamette River. The Company believes that improvements in the operations at these sites, often referred to as Best Management Practices (BMPs), will be sufficient to effectively provide source control and avoid the release of contaminants from these sites, and has proposed to DEQ the implementation of BMPs as the resolution of this investigation.

While the cost of the investigations associated with these properties and the cost of employment of source control BMPs are not expected to be material, no estimate is currently possible and none has been made as to the cost of remediation, if any. No accrual for remediation of the Portland Harbor or the Company's adjacent properties had been established as of August 31, 2003.

MANUFACTURING MANAGEMENT, INC.

In 1994, Manufacturing Management, Inc. (MMI) recorded a reserve for the estimated cost to cure certain environmental liabilities. This reserve was carried over to the Company's financial statements when MMI was acquired in 1995, and at August 31, 2003 aggregated $15.6 million.

General Metals of Tacoma (GMT), a subsidiary of MMI, owns and operates a metals recycling facility located in the State of Washington on the Hylebos Waterway, a part of Commencement Bay, which is the subject of an ongoing remediation project by the United States Environmental Protection Agency (EPA) under the Comprehensive

Environmental Response, Compensation and Liability Act (CERCLA). GMT and more than 60 other parties were named potentially responsible parties (PRPs) for the investigation and clean-up of contaminated sediment along the Hylebos Waterway. On March 25, 2002, EPA issued Unilateral Administrative Orders (UAOs) to GMT and another party to proceed with Remedial Design and Remedial Action (RD/RA) for the head of the Hylebos and to two other parties to proceed with the RD/RA for the balance of the waterway. It is anticipated that the UAOs will soon be converted to more specific voluntary consent decrees and that EPA will take additional action against other PRPs. The issuance of the UAOs did not require the Company to change its previously recorded estimate of environmental liabilities for this site. Significant uncertainties continue to exist regarding the total cost to remediate this site as well as the Company's share of those costs; nevertheless, the Company's estimate of its liabilities related to this site is based on information currently available.

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

MMI is also a named PRP at two third-party sites at which it allegedly disposed of transformers. At one site, MMI entered into a settlement under which it paid $825,000 towards remediation of the site. Remediation of the site has been completed and it is now subject to a five year monitoring program. The other site has not yet been subject to significant remedial investigation. MMI has been named as a PRP at several other sites for which it has agreed to de minimis settlements. In addition to the matters discussed above, the Company's environmental reserve includes amounts for potential future cleanup of other sites at which MMI has conducted business or has allegedly disposed of other materials.

PROLER

In 1996, prior to the Company's acquisition of Proler International Corp. (Proler), Proler recorded a liability for the probable costs to remediate its wholly-owned properties. The Company carried over the aggregate reserve to its financial statements upon acquiring Proler, and $3.5 million remained outstanding on August 31, 2003.

As part of the Proler acquisition, the Company became a 50% owner of Hugo Neu-Proler Company (HNP). HNP has agreed, as part of its 1996 lease renewal with the Port of Los Angeles (POLA), to conduct a multi-year, phased remedial clean-up project involving certain environmental conditions on its metals recycling facility at its Terminal Island site in Los Angeles, California, which was completed in 2002. HNP is waiting for final certification from POLA and the regulatory agencies overseeing the cleanup. Remediation included excavation and off-site disposal of contaminated soils, paving and groundwater monitoring. Other environmentally protective actions included installation of a stormwater management system and construction of a noise barrier and perimeter wall around a substantial portion of the facility.

Metals Recycling L.L.C. (Metals) is a scrap metals processing business with locations in Rhode Island and Massachusetts. The members of Metals are one of the Company's Proler joint ventures and Izzo Group, Inc. On June 9, 1999, the Rhode Island Department of Environmental Management (DEM) issued a Notice of Violation (NOV) against Metals, alleging Metals had violated federal and state regulations relating to the storage, management and transportation of hazardous waste and seeking to impose an administrative penalty of $0.7 million. Metals has filed an answer to the NOV in which it denied the allegations and requested an adjudicatory hearing. In January of 1999, federal and state officials searched Metal's Johnston, Rhode Island and Worcester, Massachusetts facilities. Metals was advised that the search was part of a state criminal investigation into possible violations of state and federal hazardous waste programs and a Rhode Island statute that prohibits the disposal of out-of-state solid waste at the landfill operated by Rhode Island Resource Recovery Corporation (RIRRC). A grand jury was empanelled to consider the allegations and issued an indictment on August 30, 2002 against Metals for storing hazardous waste without a permit, operating a hazardous waste disposal facility without a permit, causing transportation of hazardous waste without a permit, causing transportation of hazardous waste without a manifest and operating a solid waste management facility without a license. Metals has pleaded not guilty on all counts and has vigorously contested the state's allegations. Settlement discussions with DEM and the Rhode Island Attorney General's Office to settle the civil NOV and the criminal charges are being held.

In August 1999, the DEM issued a NOV to RIRRC, that included a civil penalty of $0.3 million, relating to the alleged disposal of hazardous waste by Metals at a landfill operated by RIRRC. RIRRC settled this matter with DEM, and in response to RIRRC's claim against Metals for contribution, RIRRC and Metals agreed to a settlement in which Metals paid RIRRC $0.2 million in 2003.

On March 15, 2002, DEM issued a NOV against Metals' Johnston, Rhode Island facility, alleging violations of provisions of the Rhode Island Clean Air Act and the regulations promulgated thereunder, and seeking to impose administrative penalties of $1.1 million against Metals. On April 5, 2002, Metals filed its answer and request for a hearing, in which it denied liability for such alleged violations. In August 2003, Metals and DEM agreed to a settlement of this matter providing for payment by Metals of a reduced fine of $0.7 million payable in 2003 through 2007, which is further reduced to $0.3 million payable in 2003 through 2004 if Metals installs electric engines, converting from diesel.

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

The Steel Manufacturing Business' mini-mill operating permit under Title V of the Clean Air Act Amendment of 1990, which governs certain air quality standards, was first issued in 1998 and has since been renewed through the year 2007. The mini-mill's air permit allows the Steel Manufacturing Business to melt up to 900,000 tons of recycled metals per year and produce finished steel products totaling 450,000 tons for Rolling Mill #1 and 525,000 tons for Rolling Mill #2.

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

In fiscal 2003, the caster cooling water system was expanded at a cost of $0.3 million which provided cleaner and cooler water to the billet casting section of the melt shop.

AUTO PARTS BUSINESS

In connection with the acquisition of the Auto Parts Business, the Company conducted an environmental due diligence investigation. Based upon new information obtained in this investigation, the Joint Venture accrued $2.1 million in environmental liabilities in the second quarter of fiscal 2003 for remediation costs at the Auto Parts Business's store locations. No environmental proceedings are pending at any of these sites.

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

The Company believes that it is in material compliance with currently applicable environmental regulations as discussed above and, except as discussed above, does not anticipate any substantial capital expenditures for new environmental control facilities during fiscal 2004 or 2005.

EMPLOYEES

As of August 31, 2003, the Company had 1,495 full-time employees, consisting of 465 employees at the Company's Metals Recycling Business, 451 employees at the Steel Manufacturing Business, 519 employees at the Auto Parts Business and 60 corporate administrative employees. Of these employees, as of August 31, 2003, 623 are covered by collective bargaining agreements with twelve unions. The Steel Manufacturing Business' contract with the United Steelworkers of America covers 334 of these employees and expires on April 1, 2005. The Company believes that its labor relations generally are good.

AVAILABLE INFORMATION

The Company's website is located at www.schnitzersteel.com. The Company makes available free of charge on or through its website, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission ("SEC"). Information contained on the Company's website is not part of this report or any other report filed with the SEC.

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

Since 1973, the Sacramento recycled metals operations have been located on a 7-acre site, most of which was leased from SIC under a long-term lease. In August 2003, the Company purchased this leased land from SIC at fair market value. See Part III, Item 13, "Certain Relationships and Related Transactions." The Pasco, Washington and Anchorage, Alaska operations are located on sites leased from third parties.

The following metals recycling operations are all located on sites owned by the Company or subsidiaries:

                         LOCATION                       ACREAGE OWNED AT SITE
                         --------                       ---------------------
                         Oakland, CA                              33
                         Tacoma, WA                               26
                         Fresno, CA                               17
                         Sacramento, CA                           13
                         Eugene, OR                               11
                         White City, OR                            4
                         Bend, OR                                  3
                         Grants Pass, OR                           1

The Steel Manufacturing Business' steel mill and administrative offices are located on an 83-acre site owned by the Steel Manufacturing Business in McMinnville, Oregon. In fiscal 2002, the Company purchased 51 acres near the mill site in McMinnville, Oregon. The Steel Manufacturing Business also owns its 87,000 sq. ft. distribution center in El Monte, California.

The Auto Parts Business has retail facilities in the following locations:

                                           Number of           Total
                                           Locations          Acreage
                                           ---------          -------

Northern California                            17               211
Nevada                                          2                30
Texas                                           1                33
Utah                                            1                12
Illinois                                        1                17
Indiana                                         1                29
                                              ---               ---
Total                                          23               332
                                              ===               ===

The Company owns the properties located in Indiana and Nevada. Additionally, it owns approximately 25 acres in California, 6 acres in Illinois and 2.5 acres in Utah. The remainder of the California and Illinois facilities and the Texas facility are located on sites leased by the Company from third parties.

The equipment and facilities on each of the foregoing sites are described in more detail in the descriptions of each of the Company's businesses. The Company believes its present facilities are adequate for operating needs for the foreseeable future.

The Company's principal executive offices are located at 3200 and 3300 NW Yeon Avenue in Portland, Oregon in 48,000 sq. ft. of space leased from SIC under long-term leases. See Part III, Item 13 "Certain Relationships and Related Transactions."

ITEM 3. LEGAL PROCEEDINGS

Except as described above under Part I, Item 1 "Business -- Environmental Matters", the Company is not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended August 31, 2003.

ITEM 4(a).  EXECUTIVE OFFICERS OF THE REGISTRANT

Name                     Age                         Office
----                     ---                         ------

Robert W. Philip         56        President and Chief Executive Officer

Gary Schnitzer           61        Executive Vice President - California Metals
                                   Recycling Business

Barry A. Rosen           58        Vice President - Finance and Treasurer and
                                   Chief Financial Officer

Kurt C. Zetzsche         64        President, Cascade Steel Rolling Mills, Inc.

Terry L. Glucoft         55        Vice President - Domestic Trading

Jay Robinovitz           45        Vice President - Operations

Kelly E. Lang            42        Vice President - Corporate Controller

          Robert W. Philip has been President of the Company since March 1991 and Chief Executive Officer since January 2002. He had been a Vice President of the Company since 1984 with responsibility for the Company's Metra Steel distribution division from 1984 to the time of its sale in July 1990.

          Gary Schnitzer has been Executive Vice President in charge of the Company's California metals recycling operations since 1980. Gary Schnitzer is a first cousin of Robert Philip's wife.

          Barry A. Rosen has been Vice President-Finance, Treasurer, and Chief Financial Officer of the Company since 1982. Prior to joining the Company, Mr. Rosen was Chief Financial Officer of a privately held real estate developer. In addition, Mr. Rosen held financial management positions with Sara Lee Corporation and was an Audit Manager with Price Waterhouse.

          Kurt C. Zetzsche joined the Company in February 1993 as President of the Steel Manufacturing Business. Mr. Zetzsche has been in the steel production business since 1966. From 1990 to 1993, he was President of Tennessee Valley Steel, a mini-mill steel producer. From 1976 to 1989, he was President of Knoxville Iron Co., also a mini-mill steel producer.

          Terry L. Glucoft joined the Company in February 1985 and has held a number of management positions within the Metals Recycling Business, the latest of which is Vice President of Domestic Trading where he overseas the Northwest recycled metals sales operations. Prior to joining Schnitzer Steel, Mr. Glucoft was employed by Judson Steel Company, a steel mini-mill in California, from 1979 to 1985.

          Jay Robinovitz joined the Company in January 1993 and has held various senior management positions, including the last four years serving as General Manager of the Company's Tacoma yard. Prior to joining Schnitzer, Mr. Robinovitz was employed by Aerospace Industries, Inc., in Hartford, Connecticut from 1986 to 1993.

          Kelly E. Lang joined the Company in September 1999 as Vice President-Corporate Controller. From 1996 to September 1999, he was employed by Tektronix Inc. in various financial capacities, the last of which was Vice President, Finance for Tektronix Inc.'s Color Printing and Imaging Division. From 1994 to 1996, he was Treasurer of Crown Pacific Partners, LP. Mr. Lang was also a CPA with Price Waterhouse LLP. Mr. Lang has resigned his position with the Company effective as of December 1, 2003.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Class A Common Stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol SCHN. The approximate number of shareholders of record on October 31, 2003 was 111. The stock has been trading since November 16, 1993. The following table sets forth the high and low prices reported at the close of trading on the Nasdaq Stock Market and the dividends paid per share for the periods indicated, all as adjusted for the 1-for-1 stock dividend effected August 14, 2003.

                                        Fiscal Year 2003
                                        ----------------
                          High Price       Low Price        Dividends Per Share
                          ----------       ---------        -------------------
     First Quarter            $ 9.58          $ 8.34                $.025
     Second Quarter            12.00            8.87                 .025
     Third Quarter             16.84           11.78                 .025
     Fourth Quarter            26.24           17.53                 .025


                                        Fiscal Year 2002
                                        ----------------
                          High Price       Low Price        Dividends Per Share
                          ----------       ---------        -------------------
     First Quarter            $ 7.18          $ 5.46                $.025
     Second Quarter             8.25            6.52                 .025
     Third Quarter             10.70            7.50                 .025
     Fourth Quarter            11.16            9.02                 .025

ITEM 6. SELECTED FINANCIAL DATA

                                                                        Year Ended August 31,
                                               -------------------------------------------------------------------
                                                   2003(1)         2002          2001          2000          1999
                                                   -------         ----          ----          ----          ----
                                                    (In millions, except per share, per ton and shipment data)
INCOME STATEMENT DATA:
     Revenues                                  $    496.9    $    350.6    $    322.8    $    367.5    $    284.9
     Cost of goods sold and other
        operating expenses                         (413.0)       (324.4)       (290.9)       (330.7)       (258.9)
     Impairment and other non-
        recurring charges                            (2.1)         (7.1)         --            --            --
     Selling and commission expense                  (5.3)         (2.9)         (2.2)         (2.5)         (2.8)
     General and administrative                     (32.2)        (25.8)        (24.4)        (24.0)        (20.8)
     Income from joint ventures                      24.4          19.4           9.8           4.5           3.5
                                               ----------    ----------    ----------    ----------    ----------
     Income from operations                          68.7           9.8          15.1          14.8           5.9
     Interest expense                                (1.8)         (2.3)         (5.1)         (7.4)         (7.0)
     Other income (expense)                          (0.5)          0.2           1.3           3.6           2.5
                                               ----------    ----------    ----------    ----------    ----------
     Income before cumulative effect of
        change in accounting principle,
        income taxes, minority interests
        and pre-acquisition interests                66.4           7.7          11.3          11.0           1.4
     Income tax provision                           (17.9)         (1.1)         (3.4)         (0.6)         (0.8)
     Minority interests, net of tax                  (1.8)         --            --            --            --
     Pre-acquisition interests, net of tax           (2.5)         --            --            --            --
     Cumulative effect of change in
        accounting principle                         (1.0)         --            --            --            --
                                               ----------    ----------    ----------    ----------    ----------
     Net income                                $     43.2    $      6.6    $      7.9    $     10.4    $      0.6
                                               ==========    ==========    ==========    ==========    ==========

     Basic earnings per share(2)               $     2.32    $     0.36    $     0.42    $     0.53    $     0.03
                                               ==========    ==========    ==========    ==========    ==========
     Diluted earnings  per share(2)            $     2.20    $     0.35    $     0.42    $     0.53    $     0.03
                                               ==========    ==========    ==========    ==========    ==========
     Dividends per common share(2)             $     0.10    $     0.10    $     0.10    $     0.10    $     0.10
                                               ==========    ==========    ==========    ==========    ==========

OTHER DATA:
     Shipments (in thousands)(3):
        Ferrous recycled metal (tons)               1,812         1,557         1,482         1,506         1,224
        Nonferrous (pounds)                       113,378       112,622       114,441        96,207        74,497
        Finished steel products (tons)                622           569           546           666           571

     Average net selling price(3,4):
        Ferrous recycled metal (per ton)       $      122    $       94     $      91     $      95     $      83
        Nonferrous (per pound)                       0.42          0.36          0.37          0.40          0.35
        Finished steel products (per ton)             291           276           292           289           303

     Depreciation and amortization             $     19.4    $     18.6     $    18.8     $    18.4     $    17.7
     Capital expenditures                            21.8           9.6           9.3          10.7          12.0

                                                 August 31,
                                 ------------------------------------------
                                  2003     2002     2001     2000     1999
                                  ----     ----     ----     ----     ----
                                               (In millions)
BALANCE SHEET DATA:
     Working capital             $ 72.4   $ 39.4   $ 91.4   $ 79.9   $ 93.4
     Total assets                 487.9    405.0    425.9    426.3    446.4
     Short-term debt                0.2     60.2      0.2      0.2      0.4
     Long-term debt                87.0      8.3     93.8     93.1    119.8
     Shareholders' equity         303.0    252.9    248.1    248.4    240.3


(1) The 2003 data includes the Auto Parts Business acquisition, which occurred on February 14, 2003. Please refer to Note 1 and Note 3 of the Notes to the Consolidated Financial Statements. The consolidated results include the results of the Auto Parts Business as though the acquisition had occurred at the beginning of fiscal 2003. Adjustments have been made for minority interests, which represents the ownership interests the Company did not own during the reporting period and pre-acquisition interests, which represents the share of income attributable to the former joint venture partner for the period from September 1, 2002 through February 14, 2003. The financial results of the former auto parts joint venture for all periods prior to fiscal 2003 continue to be accounted for using the equity method and are included in the line "Income from joint ventures."

(2) Basic and diluted earnings per share and dividends per common share have been adjusted to reflect the 1-for-1 share dividend paid on August 14, 2003, to shareholders of record on July 24, 2003.

(3) Tons for ferrous recycled metals are long tons (2,240 pounds) and for finished steel products are short tons (2,000 pounds).

(4) The Company reports revenues that include shipping costs billed to customers. However, average net selling prices are shown net of shipping costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------
The Company operates in three industry segments. The Company's Metals Recycling Business collects, processes and recycles steel and other metals through its facilities. The Company's Steel Manufacturing Business operates a mini-mill near Portland, Oregon, which melts recycled metal, produces finished steel products and maintains one mill depot in Southern California and one in Central California. The Company's Auto Parts Business purchases used and wrecked automobiles and allows retail customers the opportunity of extracting parts for purchase in its self-service auto parts stores, with 17 located in California, two in Nevada and one store in each of Texas, Utah, Illinois and Indiana. Additionally, the Company is a non-controlling partner in joint ventures that are either in the metals recycling business or are suppliers of unprocessed metals. The Joint Ventures in the Metals Recycling Business sell recycled metals that have been processed at their facilities (Processing) and also buy and sell third parties' processed metals (Brokering).

Note 3 of the Notes to the Consolidated Financial Statements describes the Auto Parts Business acquisition that occurred on February 14, 2003. Under Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," the acquisition is considered a "step" acquisition due to the fact that the Company had a significant joint venture interest in the acquired business for a number of years. Additionally, since the acquisition occurred during the year, the Company elected to include it in the consolidated results as though it had occurred at the beginning of fiscal 2003. Thus, the fiscal 2003 statement of operations, balance sheet and statement of cash flows have been adjusted to consolidate the acquisition as of September 1, 2002. Also, the acquired businesses were consolidated with the Company's previous interest in the business to form a separate reporting segment called the Auto Parts Business. Consolidation accounting requires the Company to adjust its earnings for the ownership interests it did not own during the reporting period. During fiscal 2003, net income was reduced by $1.8 million for minority interests, net of income taxes, representing the share of income attributable to various continuing minority partners of the business. Also, for the period from September 1, 2002 through February 14, 2003, net income was reduced by $2.5 million of pre-acquisition interests, net of income taxes, representing the share of income attributable to the former joint venture partner prior to the acquisition. The financial results of the acquired business for periods prior to fiscal 2003 continue to be accounted for using the equity method and are included in the joint venture businesses reporting segment.

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

INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined using the average cost method. The production and accounting process utilized by the Company to record recycled metals inventory quantities relies on significant estimates. The Company relies upon perpetual inventory records that utilize estimated recoveries and yields that are based upon historical trends and periodic tests for certain unprocessed metal commodities. Over time, these estimates are reasonably good indicators of what is ultimately produced; however, actual recoveries and yields can vary depending on product quality, moisture content and source of the unprocessed metal. To assist in validating the reasonableness of the estimates, the Company not only runs periodic tests, but also performs physical inventories. Physical inventories can normally detect significant variations in volume, but because of variations in product density, holding period and production processes utilized to manufacture the product, physical inventories will not generally detect smaller variations. To mitigate this risk, the Company adjusts it physical inventories when the volume of a commodity is low and a physical inventory can more accurately predict the remaining volume.

REVENUE RECOGNITION
The Company recognizes revenue when it has a contract or purchase order from a customer with a fixed price, the title and risk of loss transfer to the buyer, and collectibility is reasonably assured which is generally upon shipment.
Title for both metals and finished steel products transfers upon shipment. For retail sales by the Company's Auto Parts Business, revenues are recognized when customers pay for salvaged vehicle parts or when wholesale products are shipped to the customer location. Substantially all of the Company's ferrous export sales of recycled metal are made with letters of credit, minimizing credit risk. However, domestic ferrous recycled metal sales, nonferrous sales and sales of finished steel are generally made on open account. Historically, there have been very few sales returns and adjustments that impact the ultimate collection of revenues; therefore no provisions are made when the sale is recognized.

BAD DEBT RESERVES
The Company evaluates the collectibility of its accounts, notes and advances receivable based on a combination of factors. In cases where management is aware of circumstances that may impair a specific customer's ability to meet its financial obligations to the Company, management records a specific allowance against amounts due and reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, the Company maintains a reserve that considers the total receivables outstanding, historical collection rates and economic trends.

ENVIRONMENTAL COSTS
The Company operates in industries that inherently possess environmental risks. To manage these risks, the Company employs both its own environmental staff and outside consultants. These consultants and finance personnel meet regularly to stay updated on environmental risks. The Company estimates future costs for known environmental remediation requirements and accrues for them on an undiscounted basis when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The regulatory and government management of these projects is extremely complex, which is one of the primary factors that make it difficult to assess the cost of potential and future remediation of potential sites. When only a wide range of estimated amounts can be reasonable established, and no other amount within the range is better than another, the minimum amount of the range is recorded in the financial statements. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to remediate. In a number of cases, it is possible the Company may receive reimbursement through prior insurance. In these situations, recoveries of environmental remediation costs from other parties are recorded as assets when collection is accomplished.

TAXES
Deferred income taxes reflect the differences between the financial reporting and tax bases of assets and liabilities at year-end based on enacted tax laws and statutory tax rates. Tax credits are recognized as a reduction of income tax expense in the year the credit arises. A valuation allowance is established when necessary to reduce deferred tax assets, including net operating loss carryforwards, to the amount more likely than not to be realized. Periodically, the Company reviews the deferred tax assets to assess whether the valuation allowances continue to be necessary. The valuation allowances will be reversed when there is significant evidence that it is more likely than not that the assets will be realized.

GOODWILL AND OTHER INTANGIBLES

Effective June 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," under which goodwill and other intangible assets with indefinite lives are no longer amortized. The Company reviews its goodwill and non-amortizable intangibles on an annual basis for impairment, or more frequently if impairment indicators arise, in accordance with the provisions of SFAS No. 142. Prior to adoption of SFAS No. 142, the Company amortized goodwill and other intangible assets over their estimated useful lives.

RESULTS OF OPERATIONS
---------------------

During fiscal 2003, the Company's operations improved dramatically, resulting in a record year for revenue and net income. Both the Company's Metals Recycling Business and Steel Manufacturing Business recognized marked improvements over last year. As well, the Company's Joint Ventures in the Metals Recycling Business benefited from rising selling prices to improve their profitability by nearly 80%. Also, as explained further below, the Company acquired a new business segment, the Auto Parts Business, in fiscal 2003. This segment significantly contributed to earnings during the year.

The results of operations of the Company depend in large part upon demand and prices for recycled metals in world markets and steel products in the Western United States. For example, increasing steel demand and prices led to improved profitability during the period of fiscal 1995 through fiscal 1997. However, during fiscal 1998 and 1999, the Asian financial crisis severely curtailed demand and decreased prices, causing a negative impact on the results of the Metal Recycling Business. During fiscal 2000, the Company saw demand for recycled metal rise, but unusually large supplies of recycled ferrous metal became available from certain countries that were part of the former Soviet Union, thereby holding prices down. In addition, domestic demand for finished steel products was strong, but lower cost imports, primarily from Asia, caused average prices to generally decline. In fiscal 2001, the demand for recycled metals declined in the United States as domestic steel production declined; however, demand in Asia, particularly in China, remained firm. Selling prices also continued to be adversely affected by supplies coming out of the former Soviet Union and during the first six months of fiscal 2002, recycled metals prices approached record lows due primarily to this surplus coupled with weak domestic demand. Domestic demand for finished steel products declined due to the slowing United States economy and competition from lower cost imports. The result was a record low average net selling price for the Steel Manufacturing Business during fiscal 2002.

During the second half of fiscal 2002, certain countries of the former Soviet Union started imposing export tariffs and bans on recycled ferrous metal. As a result, recycled ferrous metal supplies to global markets declined causing prices to increase. Many of the Company's customers postponed purchases during the first quarter of fiscal 2003 believing that these delays would cause prices to decline. However, demand, which is being fueled primarily by China and Korea, continued to remain strong and the Company continues to experience improved market conditions. Throughout much of the remainder of fiscal 2003, selling prices continued to rise primarily due to the tight supply of ferrous metal available in the export market and the weakness of the U.S. dollar relative to other foreign currencies.

The Joint Ventures in the Metals Recycling Business were affected by the same supply and demand factors as the Company's wholly-owned Metals Recycling Business.

The Steel Manufacturing Business saw higher average selling prices and higher sales volumes during fiscal 2003 due primarily to a higher valued product sales mix and lower volumes of competing imported steel, which is partially attributed to the weakness of the U.S. dollar. Additionally, during the spring of 2002, the U.S. Government imposed anti-dumping and countervailing duties on certain wire rod imports from eight foreign countries, which combined with higher worldwide ferrous recycled metals prices (the primary raw material used to produce much of the world's wire rod), improved the competitive position of domestic wire rod producers. The Steel Manufacturing Business turned this price parity with imported wire products into increased sales and market share. In the second quarter of fiscal 2003, the Steel Manufacturing Business completed two capital projects to one of the rolling mills, which now allow it to produce higher margin specialty wire products, to improve the packaging of coiled products and increase the productivity on all wire production.

The Auto Parts Business segment was formed in the second quarter of fiscal 2003 as a result of the acquisition referred to in the "Overview" section. It purchases salvaged vehicles, sells parts from those vehicles through its retail facilities and wholesale operations and sells the remaining portion of the vehicles to metal recyclers. The retail operations are somewhat seasonal and principally affected by weather conditions and promotional events. Since the stores are open to the natural elements, during periods of prolonged wet, cold or extreme heat, the retail business tends to slow down due to the difficult customer working conditions. Further, the Company generally runs promotional events during seasonably moderate times of the year when it is most likely to affect the buying patterns of its retail customers. As a result, the Company's first and third fiscal quarters tend to generate the most retail sales and the second and fourth fiscal quarters are the slowest in terms of retail sales. The Auto Parts Business' other primary source of revenue is the sale of scrap metal and other parts wholesale. Revenues for the wholesale product lines are principally affected by commodity prices and shipping schedules. As mentioned earlier in the discussions regarding the Metal Recycling Business, recycled metal prices have increased dramatically since the second quarter of fiscal 2002, which has positively affected the revenues and profits of the Auto Parts Business.

The following tables set forth information regarding the breakdown of revenues between the Company's Metals Recycling Business, Steel Manufacturing Business and Auto Parts Business, and the breakdown of income from operations between the Metals Recycling Business, the Steel Manufacturing Business, the Auto Parts Business, Joint Ventures, Corporate and eliminations. Additional financial information relating to business segments is contained in Note 12 of the Notes to Consolidated Financial Statements.

                                                          Revenues
                                                    Year Ended August 31,
                                                    ---------------------
                                                        (In millions)
                                              2003           2002         2001
                                              ----           ----         ----
Metals Recycling Business:
     Ferrous                                $ 255.3       $ 173.5       $ 155.6
     Nonferrous                                47.8          41.7          43.0
     Other                                      5.5           6.6           6.5
                                            -------       -------       -------
     Recycled metals total                    308.6         221.8         205.1

Auto Parts Business                            65.2          --            --
Steel Manufacturing Business                  191.9         166.6         167.6
Intercompany sales eliminations(1)            (68.8)        (37.8)        (49.9)
                                            -------       -------       -------
     Total                                  $ 496.9       $ 350.6       $ 322.8
                                            =======       =======       =======

                                                Income (Loss) from Operations
                                                    Year Ended August 31,
                                                    ---------------------
                                                        (In millions)
                                              2003          2002          2001
                                              ----          ----          ----

Metals Recycling Business                   $  35.8       $  11.5(4)    $   8.4
Auto Parts Business                            22.0          --            --
Steel Manufacturing Business                   (2.5)         (5.7)          4.9
JVs in the Metals Recycling Business(2)        24.8          13.8           6.5
JV Suppliers of Metals                         (0.4)          5.6           3.3
Corporate expense (3)                         (10.0)         (8.1)         (7.9)
Intercompany eliminations(1)                    1.2          (0.2)         (0.1)
Impairment and other nonrecurring charges      (2.1)(4)      (7.1)(4)      --
                                            -------       -------       -------
     Income  from operations                $  68.8       $   9.8       $  15.1
                                            =======       =======       =======

(1) Ferrous recycled metal sales from the Metals Recycling Business to the Steel Manufacturing Business, and auto body sales from the Auto Parts Business to the Metals Recycling Business, are made at negotiated rates per ton that are intended to approximate market. Consequently, these intercompany sales tend to produce intercompany profits, which are eliminated until the finished products are ultimately sold to third parties.

(2) Includes year-end LIFO adjustments that reduced income from operations by $2.2 million and $1.2 million in fiscal 2003 and 2002, respectively, and increased income from operations by $0.9 million in fiscal 2001.

(3) Corporate expense consists primarily of unallocated corporate expense for services that benefit all three business segments. Because of this unallocated expense, the income from operations of each segment does not reflect the income from operations the segment would have as a stand-alone business.

(4) Impairment and other nonrecurring charges related to the Metals Recycling Business in fiscal 2002 and to the Auto Parts Business in fiscal 2003. The amounts are shown separately to assist in understanding the business' financial results.

FISCAL 2003 COMPARED TO FISCAL 2002
-----------------------------------

REVENUES. Consolidated revenues increased $146.2 million (42%) to $496.9 million for fiscal 2003 compared with fiscal 2002. Revenues for the Metals Recycling Business increased due to higher selling prices and volumes as worldwide demand for ferrous metals strengthened through the year. Revenues for the Steel Manufacturing Business also increased due to higher average net selling prices and increased sales volumes. Consolidated revenues also increased by $65.2 million due to the addition of the Auto Parts Business as a consolidated business.

The Metals Recycling Business generated revenues of $308.6 million, before intercompany eliminations, which is an increase of $86.7 million (39%). Ferrous revenues increased $81.8 million (47%) to $255.3 million as a result of an increase in tons sold and higher average selling prices net of shipping cost (average net selling prices). Ferrous sales volumes increased 255,000 tons (16%) and the average net selling price of ferrous recycled metal increased $28 (30%) to $122 per ton. Curtailed supplies of ferrous recycled metals from the countries of the former Soviet Union, growing worldwide demand and the weakness of the U.S. dollar drove the volume and price increases. Asia, especially China and Korea, continues to be the primary destination of export sales. In fiscal 2003, the Metals Recycling Business made export shipments aggregating 1.2 million tons, an increase of 89,000 tons (8%) compared with fiscal 2002. Domestic third-party ferrous tonnage also increased by 38,000 tons (46%) to 120,000 tons. Sales to the Company's Steel Manufacturing Business increased 31% to 535,000 tons due to increased demand in this business. Nonferrous revenues increased $6.1 million (15%) to $47.8 million due primarily to higher average prices. The average net nonferrous selling price in fiscal 2003 was $0.42 per pound, an increase of $0.06 per pound from fiscal 2002.

The Steel Manufacturing Business' revenues increased $25.3 (15%) from revenues recognized in the prior year to $191.9 million in fiscal 2003 primarily due to higher average net selling prices and higher volumes for all major product lines. The volume of finished steel products sold increased, along with the average net selling price per ton, compared with fiscal 2002. Sales of finished steel products were up 9% to 622,000 tons while the average net selling price per ton increased $15 per ton (5%) to $291 per ton. The increase in the average sales price per ton was primarily due to a higher valued product sales mix and lower supplies of competing importing steel, which was partially attributed to the weakness of the U.S. dollar. Also, towards the end of the fiscal 2003 second quarter, the Company and other steel producers increased their selling prices for rebar. Additionally, merchant bar selling prices have increased modestly to adjust to the costs of production. The increase in sales volume was due to a 30% increase in the volume of wire rod and a 6% increase in sales volume of rebar. The higher wire rod volume was due to import duties imposed by the U.S. Government in the spring of 2002 on certain wire rod products. The increase in rebar volumes is primarily due to increased demand as wholesale customers bought inventory ahead of the effective date of announced price increases.

As previously mentioned, the Auto Parts Business was acquired on February 14, 2003 and was considered a "step" acquisition allowing the consolidation of its financial results as of the beginning of fiscal 2003. As such, revenues for fiscal 2003 included $65.2 million related to the Auto Parts Business with no comparable revenues being recognized for financial statement purposes in fiscal 2002. In order to aid the reader's understanding of the financial performance of this segment, the pro forma fiscal 2002 revenues for the Auto Parts Business were $58.3 million. The $6.9 million (12%) increase was primarily caused by an increase in wholesale revenues driven by higher average sales prices for scrapped auto bodies due to rising ferrous recycled metal prices. Wholesale prices also benefited from the implementation of a new "core" distribution center that aggregated production volumes and provided an improved venue to sell these products to competing customers. Retail revenues were also up due to growth in part sales and admissions pricing.

COST OF GOODS SOLD. Consolidated cost of goods sold increased $88.6 million (27%) to $413.0 million and was 83% percent of revenues compared with 93% in fiscal 2002. The decrease to 83% was primarily due to improved margins, coming principally from higher selling prices, for all of the Company's business segments.

Cost of goods sold for the Metals Recycling Business increased $56.0 million (28%) to $255.9 million before intercompany eliminations. The cost of goods sold as a percentage of revenues decreased from 90% for fiscal 2002 to 83% during fiscal 2003, contributing to a $30.7 million increase in gross profit. This increase in gross margin in fiscal 2003 was primarily attributable to higher selling prices and higher sales volume, partially offset by higher prices paid to suppliers of ferrous recycled metals and higher export freight rates, resulting in an $18 per ton (18%) increase in the average ferrous metals cost of sales per ton. Cost of sales per ferrous ton increased as higher selling prices and higher demand for processed metal pushed up the purchase price the Company paid for unprocessed metal. Competition from other recyclers for the purchase of unprocessed metal was also a factor in the cost increases. The average export freight rate climbed $4 per ton in fiscal 2003 compared with fiscal 2002.

Cost of goods sold for the Steel Manufacturing Business increased $21.8 million (13%) to $191.0 million and decreased as a percentage of revenues from 102% in fiscal 2002 to 100% in fiscal 2003. The decrease was due to a higher average sales price per ton and lowered fixed cost per ton, due to larger production volumes spreading the fixed costs over more tons produced, partially offset by higher prices paid for scrap metal. Melt shop production increased 32% and rolling mill production increased 16% compared with fiscal 2002. Fiscal 2002 production volumes were temporarily curtailed in order to reduce inventory to better match it with customer demand. Average cost of sales per ton increased $10 per ton (3%) compared with the prior fiscal year. As this increase in cost of sales per ton was more than offset by the $15 per ton increase in average net selling price, gross profit improved by $3.5 million (135%) in fiscal 2003 compared with fiscal 2002.

The Auto Parts Business' cost of sales was $0.5 million (1%) lower during fiscal 2003 as compared to the pro forma cost of sales for fiscal 2002. As a percentage of revenues, cost of sales decreased from 63% to 55%. This improvement was due to higher margins realized on wholesale sales partially offset by higher labor costs.

IMPAIRMENT AND OTHER NONRECURRING CHARGES. In connection with the acquisition of the Auto Parts Business, the Company conducted an environmental due diligence investigation. Based upon new information obtained in this investigation, the Joint Venture accrued $2.1 million in environmental liabilities in the second quarter of fiscal 2003 for remediation costs at the Auto Parts Business's store locations. No environmental proceedings are pending at any of these sites.

The Company recorded impairment and other nonrecurring charges of $7.1 million in fiscal 2002. The Company recorded nonrecurring charges of $1.9 million for the early termination of a fixed-price Alaska barge contract of affreightment that management determined was not cost effective. The Alaska barge contract charge included a $0.9 million write-off of a note receivable and a $1.0 million payment to terminate the contract. Also, an impairment charge of $1.8 million was recorded for the elimination of an unprofitable car-crushing business and an impairment charge of $1.1 million was recorded for the closure of an under-performing yard in Reno, Nevada. Nonrecurring charges of $1.5 million were recorded for the loss on the early termination of two vessel charter contracts with a related company. The Company terminated the leases in order to take advantage of market rates which were $7 to $8 per ton lower than the all-in contracted rates. Shipping cost savings as a result of the contract termination totaled approximately $2.0 million. Additionally, a loss of $0.8 million was recorded for the sale of a non-strategic steel forging business.

INCOME FROM JOINT VENTURES. The Company's joint ventures' revenues and results of operations were as follows (in thousands):

                                                          Year Ended August 31,
                                                          ---------------------
                                                            2003         2002
                                                            ----         ----
Total revenues from external customers recognized by:
Joint Ventures in the Metals Recycling Business:
         Processing                                      $ 616,958    $ 480,157
         Brokering                                         251,431      144,962
Joint Venture Suppliers of Metals                            8,877       61,762
                                                         ---------    ---------
                                                         $ 877,266    $ 686,881
                                                         =========    =========

Income from joint ventures recognized by the Company:
Joint Ventures in the Metals Recycling Business          $  24,827    $  13,766
Joint Venture Suppliers of Metals                             (406)       5,624
                                                         ---------    ---------
                                                         $  24,421    $  19,390
                                                         =========    =========

The Joint Ventures in the Metals Recycling Business predominantly sell recycled ferrous and nonferrous metals. The increase in revenues recognized by these joint ventures is attributable to higher average net ferrous selling prices. Shipments of ferrous metal processed by the joint ventures were 3.3 million tons for the year ended August

31, 2003 compared with 3.5 million tons in the prior year. The volume of ferrous metal brokered by the joint ventures increased to 1.8 million tons in fiscal 2003 compared to 1.2 million tons in the prior year. The average net selling price of ferrous recycled metal increased during that period to $118 per ton from $90 per ton, predominantly due to strong demand from Asia, especially China and Korea. These joint ventures also increased their sales margins by improving operational efficiencies.

In fiscal 2003, the Company's share of income from Joint Ventures in the Metals Recycling Business increased to $24.8 million due to higher average net selling prices, increased margins and more efficient operations. The Company's joint ventures with Hugo Neu Corporation, which earned the majority of the income, instituted EVA concurrently with the Company in fiscal 2001. The use of EVA coupled with management changes has continued to result in improved operational efficiencies and increased profitability. Operating income in fiscal 2003 was reduced by $2.2 million representing the Company's share of the JV LIFO inventory adjustment compared with a reduction of $1.2 million in fiscal 2002.

Revenues of the Joint Venture Suppliers of Metals decreased by $52.9 million from fiscal 2002 as compared to the fiscal 2003. Most of this decrease was caused by the reclassification in fiscal 2003 of the Pick-N-Pull Joint Venture, which is now consolidated and included as a new business segment, the Auto Parts Business. Excluding the change caused by this reclassification, revenues decreased $7.0 million during fiscal 2003 compared to last year due to lower selling prices and lower demolition revenue. The Company's equity in income from these Joint Ventures, excluding the impact of Pick-N-Pull, decreased $1.1 million primarily due to the slowdown in the U.S. economy.

SELLING AND COMMISSION EXPENSES. These expenses increased $2.4 million compared with fiscal 2002 primarily due to an increase in export commission expense caused from higher ferrous recycled metals export sales.

GENERAL AND ADMINISTRATIVE EXPENSES. Compared with fiscal 2002, general and administrative expenses increased $6.2 million. The consolidation of the Auto Parts Business represents $5.0 million of this increase. The remainder of this increase is primarily due to increased bonus accruals directly related to the improvement in the Company's EVA performance.

INTEREST EXPENSE. In fiscal 2003, interest expense decreased $0.5 million compared with fiscal 2002 due to lower average interest rates and borrowings. The Company's borrowings averaged $70.5 million in fiscal 2003 compared to $75.9 million in fiscal 2002. The average interest rate for fiscal 2003 was 2.1% compared with 2.7% for fiscal 2002.

OTHER INCOME AND EXPENSES. Other income and expenses decreased $0.7 million in fiscal 2003 compared with fiscal 2002. The difference is principally due to the addition of the Auto Parts Business and a harbor maintenance tax refund received in fiscal 2002. In addition, this line item includes market value adjustments for changes in investment performance for securities held in a trust for the purpose of funding future non-qualified pension payments. The Company recognized gains from the trust fund assets in the amount of $0.4 million in fiscal 2003 and losses of $0.4 million in fiscal 2002.

INCOME TAX PROVISION. The Company's effective rate of 27% was lower than the 35% federal statutory tax rate for three primary reasons: (1) the implementation of SFAS 142 has eliminated the amortization of goodwill, some of which had been nondeductible; (2) export sales, which under Federal law are taxed at a lower rate than domestic sales, have increased; and (3) net operating loss carryforwards that accompanied an earlier acquisition continue to provide benefit. The prior year's tax rate of 20% benefited from the two latter items, as well as from the one-time recognition of California tax credits that had been generated over the previous ten years.

As part of the 1996 acquisition of Proler International Corp. (Proler), the Company acquired $31.4 million of federal net operating loss carryforwards
(NOLs). The Company recognized no immediate tax benefit for the NOLs. Instead, the Company set up an offsetting $31.4 million valuation allowance because the ultimate use of the NOLs were uncertain given the then-current federal tax law proscription against applying the NOLs to any taxable income other than the post-acquisition income generated by Proler. A change to federal tax law in 1999, however, has allowed an annual $2.4 million of NOL to be applied to taxable income from all sources, not just from Proler. Due to this change in tax law, the Company released an annual $2.4 million from the valuation allowance, and recognized the corresponding $0.8 million in tax benefit, in fiscal years 2001, 2002 and 2003. This is a major reason why the Company's effective tax rates have been lower than the statutory rates for those years. The remaining balance of unused NOLs, which stands at $15.3 million as of August 31, 2003, will expire in fiscal years 2007 through 2012 if not used by then.

The Company also acquired $0.7 million of credits as part of the Proler acquisition. As with the NOLs, a valuation allowance was set up to offset the credits, the ultimate use of which has been made more likely by the subsequent liberalization of federal tax law. No part of the valuation allowance has yet to be released. The credits are not likely to be used until after the NOLs have been used or expire. The credits can be carried forward indefinitely.

In fiscal 2002, the Company qualified for $2.1 million of Enterprise Zone tax credits in the state of California. These credits can be used to offset California state income taxes to the extent that each corporation in the consolidated group has a California franchise (income) tax liability. Any credits in excess of the tax liability can be carried forward indefinitely. These credits, combined with the release of $2.4 million of valuation allowance pertaining to the NOLs, were major reasons the Company's effective tax rate of 14% for fiscal 2002 was well below the statutory rate of 34%.


FISCAL 2002 COMPARED TO FISCAL 2001
-----------------------------------

REVENUES. Consolidated revenues increased $27.8 million (9%) to $350.6 million for fiscal 2002 compared with fiscal 2001. Revenues for the Metals Recycling Business increased due to higher selling prices and volumes as worldwide demand for ferrous metals strengthened through the year. Revenues for the Steel Manufacturing Business were slightly lower primarily due to lower average net selling prices partially offset by increased sales volumes.

The Metals Recycling Business generated revenues of $221.8 million, before intercompany eliminations, an increase of $16.6 million (8%). Ferrous revenues increased $17.9 million (12%) to $173.5 million as a result of an increase in tons sold and higher average selling prices net of shipping cost (average net selling prices). Ferrous volumes increased 75,000 tons (5%) and the average net selling price of ferrous recycled metal increased $3 to $94 per ton (3%). Diminished supplies of ferrous recycled metals from the countries of the former Soviet Union and growing worldwide demand drove the volume and price increases. Asia, especially China and Korea, continued to be the primary destination of export sales. In fiscal 2002, the Metals Recycling Business made export shipments aggregating 1,068,000 tons, an increase of 291,000 tons (37%) compared with fiscal 2001. Because of the continued soft United States economy, domestic third-party ferrous tonnage decreased 57,000 ton (41%) to 82,000 tons. Sales to the Company's Steel Manufacturing Business decreased 28% to 407,000 tons due to production curtailments in this business. Nonferrous revenues decreased $1.3 million (3%) to $41.7 million due to a corresponding reduction in sales volume. The average net nonferrous selling price in fiscal 2002 was $0.36 per pound, a decline of $0.01 per pound from fiscal 2001.

The Steel Manufacturing Business recognized revenues of $166.6 million in fiscal 2002, a decrease of 1% from revenues recognized in the prior year. The volume of finished steel products sold increased, but the average net selling price per ton decreased compared with fiscal 2001. Sales of finished steel products were up 4% to 569,000 tons while the average net selling price per ton decreased $16 per ton (5%) to $276 per ton, a record low. The decrease in sales revenue was primarily due to lower average net selling prices for all major product lines which were partially offset by the increase in sales volumes. The decrease in the average sales price per ton was primarily due to the sluggish United States economy and weak end user demand, continuing competition from lower cost steel imports and a shift in product mix from merchant bar to wire rod. The increase in sales volume was due to a 31% greater sales volume of wire rod, which was partially offset by a decline in the sales volume of merchant bar. The higher wire rod volume was due to additional demand by a major customer. Tariffs on selected imported steel products enacted in March and April 2002 by the International Trade Commission (ITC) under Section 201 of the 1974 Trade Act did not produce any significant price benefits.

COST OF GOODS SOLD. Consolidated cost of goods increased $33.5 million (11%) to $324.4 million and was 93% percent of revenues compared with 90% in fiscal 2001. The increase to 93% was primarily due to eroded margins for the Steel Manufacturing Business. Gross profit decreased $5.6 million (18%) to $26.2 million.

Cost of goods sold for the Metals Recycling Business increased $18.4 million (10%) to $199.9 million before intercompany eliminations. The cost of goods sold as a percentage of revenues increased from 88% for fiscal 2001 to 90% during fiscal 2002. Gross profit increased $1.8 million compared with fiscal 2001. This increase in gross margin in fiscal 2002 was primarily attributable to higher selling prices and higher sales volume, partially offset by higher prices paid to suppliers for ferrous recycled metals, resulting in a $5 per ton (5%) increase in the average ferrous metals cost of sales per ton. Cost of sales per ferrous ton increased as higher selling prices and higher demand for processed metal pushed up the purchase price the Company paid for unprocessed metal. Lower shipping costs per ton partially offset the purchase price increases. Competition from other recyclers for the purchase of unprocessed metal was also a factor in the cost increases.

Cost of goods sold for the Steel Manufacturing Business increased $9.8 million (6%) to $169.2 million and increased as a percentage of revenues from 95% in fiscal 2001 to over 100% in fiscal 2002. The increase was due to higher fixed costs being spread over fewer production tons as mill curtailments that began in August 2001 continued throughout fiscal 2002. Melt shop production fell 29% and rolling mill production fell 11% compared with fiscal 2001. Also, contributing to the increase was a 15% rise in energy costs. Energy cost increased due to the 2001 Western energy shortage which increased contracted power rates. Average cost of sales per ton increased $4 per ton (2%) compared with the prior fiscal year. This increased cost of sales per ton, combined with the $16 per ton reduction in average net selling price, resulted in a decrease in gross profit of $10.8 million (131%) in fiscal 2002 compared with fiscal 2001.

IMPAIRMENT AND OTHER NONRECURRING CHARGES. The Company recorded impairment and other nonrecurring charges of $7.1 million in fiscal 2002. The Company recorded nonrecurring charges of $1.9 million for the early termination of a fixed-price Alaska barge contract of affreightment that management determined was not cost effective. The Alaska barge contract charge included a $0.9 million write-off of a note receivable and a $1.0 million payment to terminate the contract. Also, an impairment charge of $1.8 million was recorded for the elimination of an unprofitable car-crushing business and an impairment charge of $1.1 million was recorded for the closure of an under-performing yard in Reno, Nevada. The Company now sublets the Reno facility and leases the equipment to a third party that sells its recycled metal output to the Company. Nonrecurring charges of $1.5 million were recorded for the loss on the early termination of two vessel charter contracts with a related company. The Company terminated the leases in order to take advantage of market rates which were $7 to $8 per ton lower than the all-in contracted rates. Shipping cost savings as a result of the contract termination totaled approximately $2.0 million. Additionally, a loss of $0.8 million was recorded for the sale of a non-strategic steel forging business.

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

INCOME FROM JOINT VENTURES. The Company's joint ventures' revenues and results of operations were as follows (in thousands):

                                                           Year Ended August 31,
                                                           ---------------------
                                                              2002        2001
                                                           ---------   ---------
Total revenues from external customers recognized by:
Joint Ventures in the Metals Recycling Business:
         Processing                                        $ 480,157   $ 447,689
         Brokering                                           144,962     108,274
Joint Venture Suppliers of Metals                             61,762      53,381
                                                           ---------   ---------
                                                           $ 686,881   $ 609,344
                                                           =========   =========
Income from joint ventures recognized by the Company:
Joint Ventures in the Metals Recycling Business            $  13,766   $   6,549
Joint Venture Suppliers of Metals                              5,624       3,288
                                                           ---------   ---------
                                                           $  19,390   $   9,837
                                                           =========   =========

The Joint Ventures in the Metals Recycling Business predominantly sell recycled ferrous and nonferrous metals. The increase in revenues recognized by these joint ventures was attributable to higher average net ferrous selling prices and an increase in tonnage shipped. Shipments of ferrous metal processed by the joint ventures increased to 3.5 million tons for the year ended August 31, 2002 from 3.1 million tons in the prior year. The average net selling price of ferrous recycled metal increased during that period to $90 per ton from $86 per ton, predominantly due to strong demand from Asia, especially China and Korea. These joint ventures also increased their sales margins by improving operational efficiencies.

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


SELLING AND COMMISSION EXPENSES. These expenses increased $0.7 million compared with fiscal 2001 primarily due to an increase in export commission expense caused from higher ferrous recycled metals export sales.

GENERAL AND ADMINISTRATIVE EXPENSES. Compared with fiscal 2001, general and administrative expenses increased $1.4 million primarily due to a $1.0 million increase in wages as a result of annual merit increases and bonus accruals related to the Company's EVA performance and a $0.4 million in increased insurance expense due to adverse insurance market conditions since September 11, 2001.

INTEREST EXPENSE. In fiscal 2002, interest expense decreased $2.8 million compared with fiscal 2001 due to lower average borrowings and lower average interest rates. The Company's borrowings averaged $75.9 million in fiscal 2002 compared to $81.5 million in fiscal 2001. The decrease in average borrowings reflected improved cash flow as a result of substantial decreases in inventory during fiscal 2002. The average interest rate for fiscal 2002 was 2.7% compared with 5.8% for fiscal 2001.

OTHER INCOME. Other income decreased $1.2 million in fiscal 2002 compared with fiscal 2001 primarily due to a $1.6 million decrease in interest income as a result of lower interest rates charged on variable interest rate advances and notes to joint venture businesses. In addition, this line item includes market value adjustments for changes in investment performance for securities held in a trust for the purpose of funding future non-qualified pension payments. During fiscal 2002 and 2001, the Company recognized losses from the trust fund assets in the amount of $0.7 million and $0.4 million, respectively.

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


LIQUIDITY AND CAPITAL RESOURCES.

For fiscal 2003, cash generated by operations was $40.9 million, compared to $36.4 million last year. The increase in cash flow provided by operations was primarily the result of improved operating profits. In fiscal 2002, inventories declined $31.2 million, generating cash flow of this amount.

Capital expenditures totaled $21.8 million, $9.6 million, and $9.3 million for fiscal years 2003, 2002 and 2001, respectively. The increase was due primarily to costs associated with dock renovation and improvement projects at the Company's Portland, Oregon and Oakland, California recycling facilities.

As a result of acquisitions completed in both the current and prior years, the Company had environmental liabilities that aggregated $21.8 million as of August 31, 2003. The Company expects significant future cash outlays as it incurs the actual costs relating to the remediation of such environmental liabilities.

On May 30, 2003, the Company entered into an agreement to refinance its revolving bank credit facility. The new facility is unsecured, matures in May 2006, and provides for up to $150 million of credit availability. The facility's interest rates vary. The Company also has an additional unsecured line of credit of $20 million, which is uncommitted. The Company's debt agreements have certain restrictive covenants. As of August 31, 2003, the Company was in compliance with such covenants and had aggregate bank borrowings outstanding of $79 million.

In July 2002, the Company's metals recycling joint ventures with Hugo Neu Corporation entered into a $70 million revolving credit facility ("JV Credit Facility") with a group of banks for working capital and general credit purposes. Prior to that time, the joint ventures' working capital and other cash needs had been met by advances provided equally by the Company and Hugo Neu Corporation. The JV Credit Facility expires in July 2004 and is secured by the inventory and receivables of the joint venture businesses. The Company is not a guarantor of the JV Credit Facility. The JV Credit Facility has a number of covenants and restrictions, including restrictions on the level of distributions to the joint venture partners. As of August 31, 2003, the joint ventures were in compliance with such covenants. Borrowings under the JV Credit Facility totaled $30 million at August 31, 2003.

Because the interest rates under the JV Credit Facility are higher than those obtained by the Company, management generally considers it prudent for the joint ventures to reduce the facility balance before remitting cash to the joint venture partners. The joint venture agreements allow for distributions to the joint venture partners. No such distributions were declared for fiscal 2003. Instead, cash flow from operations was primarily used to fund working capital and capital expenditures. As such, cash received from joint ventures in fiscal 2003 was lower than in fiscal 2002.

The Company has certain contractual obligations and commercial commitments to make future payments. The following table summarizes these future obligations and commitments as of August 31, 2003 (in thousands):

                                       Less than      1-3       4-5      After 5
                               Total     1 Year      Years     Years      Years
                             --------   --------   --------   -------   --------
Long-term debt(1)            $ 87,265   $    220   $ 79,315   $    30   $  7,700
Operating leases(2)           130,018      7,021     11,555     7,520    103,922
Letters of Credit               1,993      1,993
JV Credit Facility (50%)(3)    15,000     15,000
                             --------   --------   --------   -------   --------
Total                        $234,276   $ 24,234   $ 90,870   $ 7,550   $111,622
                             ========   ========   ========   =======   ========

(1) The Company has a $150 million credit facility with a group of banks for working capital and other general purposes. The facility expires in May 2006.

(2) The Company's operating leases increased by $14.7 million as a result of the acquisition of the Auto Parts Business.

(3) This disclosure assumes that if the JV Credit Facility is not renewed or refinanced upon expiration, the Company and Hugo Neu Corporation would restore their previous arrangement under which each funded one-half of the joint ventures' cash needs.

Pursuant to a stock repurchase program, the Company is authorized to repurchase up to 3 million shares of its stock when the market price of the Company's stock is not reflective of management's opinion of an appropriate valuation of the stock. Management believes that repurchasing shares under these conditions enhances shareholder value and helps the Company manage its targeted capital structure. During fiscal 2003, the Company made no share repurchases. As of August 31, 2003, a total of 1.3 million shares had been purchased under this program.

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

FACTORS THAT COULD AFFECT FUTURE RESULTS. This Form 10-K, including Item 1 of
Part 1and Items 7 and 7(a) of Part II, contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. One can generally identify these forward-looking statements because they contain "expect," "believe," "anticipate," "estimate," "plans," and other words which convey a similar meaning. One can also identify these statements as they do not relate strictly to historical or current facts. Examples of factors affecting Schnitzer Steel Industries, Inc.'s wholly-owned operations and its joint ventures (the Company) that could cause actual results to differ materially are the following:

Cyclicality and General Market Considerations: Selling prices for recycled metals are highly cyclical in nature and subject to worldwide economic conditions. In addition, the cost and availability of recycled metals are subject to volatile supply and demand conditions beyond the Company's control, resulting in periodic fluctuations in recycled metals prices. While the Company attempts to maintain margins by responding to changing recycled metals selling prices through adjustments to its metals purchase prices, the Company's ability to do so is limited by competitive factors as well as the impact of lower prices on the volume of recycled metal available to the Company. Moreover, increases in recycled metals prices can adversely affect the operating results of the Company's Steel Manufacturing Business because increases in steel prices generally lag increases in ferrous recycled metals prices.

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

The Company makes a number of large ferrous recycled metals shipments to foreign steel producers each year. Customer requirements, shipping schedules and other factors limit the Company's control over the timing of these shipments. Variations in the number of foreign shipments from quarter to quarter will result in fluctuations in quarterly revenues and earnings. The Company's expectations regarding ferrous metal sales prices and volumes, as well as earnings, are based in part on a number of assumptions (for example, uncertainties relating to customer orders, metal availability, estimated freight rates, cost and volume of inventory yet to be processed, and production output, etc.).

The Auto Parts Business experiences modest seasonal fluctuations in demand. The retail stores are open to the elements. During periods of extreme temperatures and precipitation, customers tend to delay their purchases and wait for milder conditions. As a result, retail sales are generally higher during the spring and fall of each fiscal year and lower in the winter and summer months.

Competition: The recycled metals industry is highly competitive, with the volume of purchases and sales subject to a number of competitive factors, principally price. The Company has competition from both large and numerous smaller companies in its markets for the purchase of recyclable metals. The Company competes with a number of domestic and foreign recycled metals processors for sales to foreign customers. In the recent past, lower cost ferrous recycled metals supplies from the countries of the former Soviet Union have adversely affected the Company's ferrous recycled metals selling prices and volumes. Currently, those countries have export tariffs and some outright export bans which have significantly reduced their export volumes and lowered the worldwide supply of ferrous recycled metals These tariffs and bans have had a positive effect on the Company's selling prices and volumes. However, the Company cannot predict when or if the countries of the former Soviet Union will change their export policies and what effect, if any, such changes might have on the Company's operating results.

The domestic steel industry also is highly competitive. Steel prices can be highly volatile and price is a significant competitive factor. The Company competes with several steel producers in the Western United States for sales of its products. In recent years, the Company has experienced significant foreign competition, which is sometimes subsidized by large government agencies. There can be no assurance that such competition will not increase in the future. In March and April 2002, the ITC imposed tariffs on imported steel, under Section 201 of the 1974 Trade Act, to temporarily aid the domestic steel industry. In 2003, these tariffs were found to be in violation of global trade rules by a World Trade Organization ("WTO") dispute panel. The WTO has not issued a final report and it is expected that the U.S. Government would appeal the decision. To date, however, those tariffs have not significantly benefited selling prices for finished steel products on the West Coast of the United States. In the spring of 2002, the

U.S. Government imposed anti-dumping and countervailing duties against wire rod products from eight foreign countries. These duties have assisted the Company in increasing sales of wire rod products; any expiration or termination of the duties could have a corresponding adverse effect. In December 2002, Nucor Corporation assumed ownership of the assets of Birmingham Steel Corp., a steel manufacturing business in Seattle, Washington. Nucor Corporation, the leader in setting prices in the Company's markets, has a significant share of the West Coast finished steel market and is considered an aggressive competitor. The long term impact, if any, that Nucor's ownership and operation of Birmingham Steel's Seattle facility will have on the Steel Manufacturing Business' and the Metals Recycling Business' operating results cannot be determined at this time. Additionally, until recently the Steel Manufacturing Business also competed with the North Star mill in Kingman, Arizona, which was sold to Nucor. That facility is currently idle, but any future start-up of its operations could impact the Company's market.

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

The Steel Manufacturing Business also has a contract for natural gas. The current contract expires on October 31, 2003 and a new contract has been signed which expires October 31, 2004. The new contract price has increased by 15%.

If the Company is unable to negotiate favorable terms of electricity, natural gas and other energy sources, this could adversely affect the performance of the Company.

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

Currency Fluctuations: Demand from the Company's foreign customers is partially driven by foreign currency fluctuations relative to the U.S. dollar. Recent weakness of the U.S. dollar relative to foreign currencies has been a significant factor in the increases in recycled metals prices over the last year, as well as resulted in increasing the cost of certain finished steel imports. Strengthening of the U.S. dollar could adversely affect the competitiveness of the Company's products in the markets in which the Company competes. The Company has no control over such fluctuations and, as such, these dynamics could affect the Company's revenues and earnings.

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

Insurance: The cost of the Company's insurance is affected not only by its own loss experience but also by cycles in the insurance market. The Company cannot predict future events and circumstances which could cause rates to materially change such as war, terrorist activities or natural disasters.

Auto Parts Business: The Auto Parts Business competes with both full-service and self-service auto dismantlers as well as larger well financed retail auto parts businesses for retail customers. Periodically, the Auto Parts Business increases prices, which may affect customer flow and buying patterns. The ultimate impact of these changes cannot be predicted. Also, the business competes for its automobile inventory with other dismantlers, used car dealers, auto auctions and metal recyclers. Inventory costs can fluctuate significantly depending on market conditions and prices for recycled metal.

The Auto Parts Business is subject to a number of other risks that could prevent it from maintaining or exceeding its current levels of profitability, such as volatile supply and demand conditions affecting prices and volumes in the markets for its products, services and raw materials; environmental issues; local and worldwide economic conditions; increased competition; and business integration and management transition issues.

One should understand that it is not possible to predict or identify all factors that could cause actual results to differ from the Company's forward-looking statements. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. Further, the Company does not assume any obligation to update any forward-looking statement.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company periodically uses derivative financial instruments to limit exposure to changes in interest rates. Because such derivative instruments are used solely as hedges and not for speculative trading purposes, they do not represent incremental risk to the Company. For further discussion of derivative financial instruments, refer to "Fair Value of Financial Instruments" in the Consolidated Financial Statements included in Item 8, Note 1 of the "Notes to the Consolidated Financial Statements".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


        Index to Consolidated Financial Statements and Schedules

                                                                            Page

        Report of Independent Accountants....................................43

        Consolidated Balance Sheets - August 31, 2003 and 2002...............44

        Consolidated Statement of Operations - Years ended
               August 31, 2003, 2002 and 2001................................45

        Consolidated Statement of Shareholders' Equity - Years ended
               August 31, 2003, 2002 and 2001................................46

        Consolidated Statement of Cash Flows - Years ended
               August 31, 2003, 2002 and 2001................................47

        Notes to Consolidated Financial Statements...........................48

        Schedule II - Valuation and Qualifying Accounts......................73

        Report of Independent Accountants on Financial Statement Schedule....74


All other schedules and exhibits are omitted, as the information is not applicable or is not required.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Schnitzer Steel Industries, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Schnitzer Steel Industries, Inc. and its subsidiaries at August 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in the footnotes to the consolidated financial statements, effective September 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.


PRICEWATERHOUSECOOPERS LLP
Portland, Oregon
October 1, 2003

                        SCHNITZER STEEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                                          August 31,
                                                                                 ----------------------------
                                                                                    2003              2002
                                                                                 ----------        ----------
                                                    Assets
                                                    ------
Current assets:
       Cash                                                                      $    1,687        $   32,974
       Accounts receivable, less allowance for
          doubtful accounts of $712 and $1,005                                       38,428            31,627
       Accounts receivable from related parties                                         555               813
       Inventories (Note 2)                                                          61,143            57,917
       Deferred income taxes (Note 8)                                                 4,524             3,966
       Prepaid expenses and other                                                     7,400             4,410
                                                                                 ----------        ----------
              Total current assets                                                  113,737           131,707

Net property, plant and equipment (Note 4)                                          141,224           111,759

Other assets:
       Investment in and advances to joint venture partnerships (Note 12)           119,066            96,440
       Notes receivable less current portion (Note 9)                                 1,565            27,067
       Goodwill                                                                     107,209            35,754
       Intangibles and other                                                          5,093             2,279
                                                                                 ----------        ----------

Total assets                                                                     $  487,894        $  405,006
                                                                                 ==========        ==========

                                     Liabilities and Shareholders' Equity
                                     ------------------------------------
Current liabilities:
       Current portion of long-term debt (Note 6)                                $      220        $   60,220
       Accounts payable                                                              21,537            18,205
       Accrued payroll liabilities                                                    8,896             5,887
       Current portion of environmental liabilities (Note 7)                          4,639             3,030
       Other accrued liabilities                                                      6,004             5,014
                                                                                 ----------        ----------
               Total current liabilities                                             41,296            92,356

Deferred income taxes (Note 8)                                                       33,093            30,860

Long-term debt, less current portion (Note 6)                                        87,045             8,305

Environmental liabilities, net of current portion (Note 7)                           17,139            18,045

Other long-term liabilities (Note 10)                                                 2,704             2,492

Minority interests                                                                    3,620              --

Commitments and contingencies (Notes 4, 7 and 9)                                       --                --

Shareholders' equity:
       Preferred stock--20,000 shares authorized, none issued                          --                --
       Class A common stock--75,000 shares $1.00 par value
           authorized, 12,445 and 5,025 shares issued and outstanding                12,445             5,025
       Class B common stock--25,000 shares $1.00 par value
           authorized, 7,061 and 4,180 shares issued and outstanding                  7,061             4,180
       Additional paid-in capital                                                   104,249            96,074
       Retained earnings                                                            179,242           147,669
                                                                                 ----------        ----------
               Total shareholders' equity                                           302,997           252,948
                                                                                 ----------        ----------

Total liabilities and shareholders' equity                                       $  487,894        $  405,006
                                                                                 ==========        ==========

         The accompanying notes are an integral part of this statement

                         SCHNITZER STEEL INDUSTRIES, INC.
                       CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share amounts)

                                                                                Year Ended August 31,
                                                                   ------------------------------------------------
                                                                      2003               2002               2001
                                                                   ----------         ----------         ----------
Revenues                                                           $  496,866         $  350,648         $  322,831

Cost of goods sold and other operating expenses                       413,043            324,435            290,974
Impairment and other non-recurring charges                              2,100              7,100               --
Selling and commission expenses                                         5,311              2,863              2,199
General and administrative expenses                                    32,048             25,815             24,426
                                                                   ----------         ----------         ----------

Income (loss) from wholly-owned operations                             44,364             (9,565)             5,232

Income from joint ventures (Note 12)                                   24,421             19,390              9,837
                                                                   ----------         ----------         ----------

Income from operations                                                 68,785              9,825             15,069

Other income (expense):
        Interest expense                                               (1,778)            (2,314)            (5,120)
        Other income (expense)                                           (540)               136              1,371
                                                                   ----------         ----------         ----------

                                                                       (2,318)            (2,178)            (3,749)
                                                                   ----------         ----------         ----------

Income before cumulative effect of change in
        accounting principle, income taxes, minority
        interests and pre-acquisition interests                        66,467              7,647             11,320

Income tax provision (Note 8)                                         (17,946)            (1,094)            (3,401)
                                                                   ----------         ----------         ----------

Income before cumulative effect of change in
        accounting principle, minority interests
        and pre-acquisition interests                                  48,521              6,553              7,919

Minority interests, net of tax                                         (1,824)              --                 --

Pre-acquisition interests, net of tax                                  (2,513)              --                 --
                                                                   ----------         ----------         ----------

Income before cumulative effect of change in
        accounting principle                                           44,184              6,553              7,919

Cumulative effect of change in accounting principle                      (983)              --                 --
                                                                   ----------         ----------         ----------

Net income                                                         $   43,201         $    6,553         $    7,919
                                                                   ==========         ==========         ==========

Net income per share - basic:
        Income before cumulative effect of change
              in accounting principle                              $     2.37         $     0.36         $     0.42
        Cumulative effect of change in accounting principle             (0.05)              --                 --
                                                                   ----------         ----------         ----------

        Net income                                                 $     2.32         $     0.36         $     0.42
                                                                   ==========         ==========         ==========

Net income per share - diluted:
        Income before cumulative effect of change
              in accounting principle                              $     2.25         $     0.35         $     0.42
        Cumulative effect of change in accounting principle             (0.05)              --                 --
                                                                   ----------         ----------         ----------

        Net income                                                 $     2.20         $     0.35         $     0.42
                                                                   ==========         ==========         ==========

         The accompanying notes are an integral part of this statement

                                       SCHNITZER STEEL INDUSTRIES, INC.
                                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                (in thousands)

                                           Class A                     Class B
                                         Common Stock                Common Stock          Additional
                                    -----------------------     ----------------------       Paid-in      Retained
                                     Shares        Amount        Shares        Amount        Capital      Earnings       Total
                                    ---------     ---------     ---------     ---------     ---------     ---------    ---------
Balance at August 31, 2000              5,389     $   5,389         4,312     $   4,312     $ 101,840     $ 136,889    $ 248,430

Class B common stock converted
    to Class A common stock                 8             8            (8)           (8)                                    --
Class A common stock repurchased         (506)         (506)                                   (6,185)                    (6,691)
Class A common stock issued                 5             5                                        54                         59
Stock options issued                                                                              214                        214
Net income                                                                                                    7,919        7,919
Dividends paid                                                                                               (1,862)      (1,862)
                                    ---------     ---------     ---------     ---------     ---------     ---------    ---------

Balance at August 31, 2001              4,896         4,896         4,304         4,304        95,923       142,946      248,069

Class B common stock converted
    to Class A common stock               124           124          (124)         (124)                                    --
Class A common stock repurchased          (99)          (99)                                   (1,157)                    (1,256)
Class A common stock issued               104           104                                     1,308                      1,412
Net income                                                                                                    6,553        6,553
Dividends paid                                                                                               (1,830)      (1,830)
                                    ---------     ---------     ---------     ---------     ---------     ---------    ---------

Balance at August 31, 2002              5,025         5,025         4,180         4,180        96,074       147,669      252,948

Class B common stock converted
    to Class A common stock               635           635          (635)         (635)                                    --
Class A common stock issued               547           547                                     8,175                      8,722
Net income                                                                                                   43,201       43,201
Stock dividend                          6,238         6,238         3,516         3,516                      (9,754)        --
Cash dividends paid                                                                                          (1,874)      (1,874)
                                    ---------     ---------     ---------     ---------     ---------     ---------    ---------

Balance at August 31, 2003             12,445     $  12,445         7,061     $   7,061     $ 104,249     $ 179,242    $ 302,997
                                    =========     =========     =========     =========     =========     =========    =========

         The accompanying notes are an integral part of this statement

                        SCHNITZER STEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)


                                                                              Year Ended August 31,
                                                                 ------------------------------------------------
                                                                    2003               2002               2001
                                                                 ----------         ----------         ----------
Operations:
Net income                                                       $   43,201         $    6,553         $    7,919
Noncash items included in income:
      Cumulative effect of change in accounting principle               983               --                 --
      Depreciation and amortization                                  19,441             18,631             18,742
      Minority and pre-acquisition interests                          5,942               --                 --
      Deferred income taxes                                           1,791                692              1,787
      Equity in earnings of joint ventures                          (24,421)           (19,390)            (9,837)
      Impairment and other non-recurring charges                      2,100              6,100
      (Gain) loss on disposal of assets                                 (93)                85               (304)
Cash provided (used) by changes in working capital:
      Accounts receivable                                            (6,169)            (8,675)             3,813
      Inventories                                                    (1,240)            31,174            (13,008)
      Prepaid expenses and other                                     (4,411)               426               (843)
      Accounts payable                                                2,802              1,166             (1,356)
      Accrued liabilities                                             1,317             (1,768)              (135)
      Environmental liabilities                                      (1,998)              (966)              (492)
      Other assets and liabilities                                    1,692              2,357              2,362
                                                                 ----------         ----------         ----------

Net cash provided by operations                                      40,937             36,385              8,648
                                                                 ----------         ----------         ----------

Investing:
Capital expenditures                                                (21,796)            (9,569)            (9,297)
Investments in subsidiaries                                         (64,923)              --                 --
Cash received from joint ventures                                       286            145,060            167,354
Cash paid to joint ventures                                          (3,272)          (113,703)          (160,193)
Proceeds from sale of assets                                            585                 39                882
                                                                 ----------         ----------         ----------

Net cash (used) provided by investing                               (89,120)            21,827             (1,254)
                                                                 ----------         ----------         ----------

Financing:
Repurchase of Class A common stock                                     --               (1,256)            (6,691)
Issuance of Class A common stock                                      8,722              1,412                273
Distributions to minority and pre-acquisition interests              (4,292)              --                 --
Cash dividends declared and paid                                     (1,874)            (1,830)            (1,862)
Increase (decrease) in long-term debt                                19,000            (23,900)               356
Decrease in other long-term debt                                     (4,660)            (1,541)              --
                                                                 ----------         ----------         ----------

Net cash provided (used) by financing                                16,896            (27,115)            (7,924)
                                                                 ----------         ----------         ----------

Net (decrease) increase in cash                                     (31,287)            31,097               (530)

Cash at beginning of year                                            32,974              1,877              2,407
                                                                 ----------         ----------         ----------

Cash at end of year                                              $    1,687         $   32,974         $    1,877
                                                                 ==========         ==========         ==========

         The accompanying notes are an integral part of this statement

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


NATURE OF BUSINESS

Schnitzer Steel Industries, Inc. (the Company) operates a metal recycling business, a self-service used auto parts business, and, through its Cascade Steel Rolling Mills, Inc. subsidiary, a mini-mill steel manufacturing business. The Company's wholly-owned recycling facilities are located in Alaska, Washington, Oregon and California. Additionally, through joint ventures, the Company participates in the management of additional metals processing and recycling businesses in Arizona, California, Connecticut, Idaho, Illinois, Indiana, Maine, Massachusetts, New Hampshire, New Jersey, New York, Rhode Island, Texas and Utah.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. The Company, through subsidiaries, holds a 50% interest in nine joint ventures and a 30% interest in one, which are accounted for using the equity method. All intercompany transactions and balances have been eliminated.

BASIS OF PRESENTATION
Note 3 of the Notes to the Consolidated Financial Statements describes an acquisition that occurred on February 14, 2003. Under Statement of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations," the acquisition is considered a "step" acquisition due to the fact that the Company had a significant joint venture interest in the acquired business for a number of years. Additionally, since the acquisition occurred during the year, the Company elected to include it in the consolidated results as though it had occurred at the beginning of fiscal 2003. Thus, the 2003 statement of operations, balance sheet, and statement of cash flows have been adjusted to consolidate the acquisition as of September 1, 2002. Also, the acquired businesses were consolidated with the Company's previous interest in the business to form a separate reporting segment called the Auto Parts Business. As such, the financial statement information that was reported in the Company's Form 10-Q for the quarter ended November 30, 2002 has been restated. Additionally, consolidation accounting requires the Company to adjust its earnings for the ownership interests it did not own during the reporting period. During fiscal 2003, net income was reduced by $1.8 million of minority interests, net of income taxes, representing the share of income attributable to various continuing minority partners of the business. Also, for fiscal 2003, net income was reduced by $2.5 million of pre-acquisition interests, net of income taxes, representing the share of income attributable to the former joint venture partner prior to the acquisition. The financial results of the acquired business for periods prior to fiscal 2003 continue to be accounted for using the equity method and are included in the joint venture businesses reporting segment.

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

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimated useful lives of the property or the remaining lease term, whichever is less. When assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and resulting gains or losses are generally included in operating income.

LONG-LIVED ASSETS
Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets" requires that intangibles with finite useful lives be reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." In September 2002, the Company adopted SFAS No. 144, which supersedes Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operation-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale, whether they were previously held and used or newly acquired, and it also broadens the presentation of discontinued operations to include more disposal transactions. The Company assesses its long-lived assets for impairment at the lowest level for which there are identifiable cash flows whenever changes in circumstances indicate that the carrying amount may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner in which an asset is utilized and substantial negative industry or economic trends. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through the discounted expected future cash flow. If the future discounted cash flow is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets in accordance with SFAS No. 144.

GOODWILL
Effective September 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142). This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach. As required under the transitional accounting provisions of SFAS No. 142, the Company completed steps during the second quarter of fiscal 2003 to identify and measure goodwill impairment at its two reporting units, which existed at the time of adoption, the Metals Recycling Business and the Steel Manufacturing Business. The reporting units were measured for impairment by comparing the implied fair value of the reporting units' goodwill with the carrying amount of the goodwill. Historical earnings were used as a basis to project future earnings to determine whether any impairment of goodwill existed at the reporting units. As a result of this evaluation, the Company determined that goodwill associated with its Steel Manufacturing Business was impaired. The Company recorded a non-cash impairment charge for the entire $983,000 of remaining goodwill, effective September 1, 2002, and reported it as a "Cumulative effect of change in accounting principle" on the Consolidated Statement of Operations. The goodwill was not deductible for tax purposes, thus the amount was not tax effected. The implementation of SFAS No. 142 required the use of judgments, estimates and assumptions in the determination of fair value and impairment amounts related to the required testing. Prior to adoption of SFAS No. 142, the Company had historically evaluated goodwill for impairment by comparing the entity level unamortized balance of goodwill to projected undiscounted cash flows, which did not result in an indicated impairment. In the future, the Company will perform impairments tests annually and whenever events and circumstances indicate that the value of goodwill and other indefinite-lived intangible assets might be impaired.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of reported net income and income per share, as if SFAS No. 142 had been in effect for all periods presented (in thousands, except per share amounts):

                                              For the year ended August 31,
                                              -----------------------------
                                          2003            2002            2001
                                          ----            ----            ----
Reported net income                    $ 43,201        $  6,553        $  7,919
Goodwill amortization, net of tax            --           1,269           1,251
                                       --------        --------        --------
Adjusted net income                    $ 43,201        $  7,822        $  9,170
                                       ========        ========        ========

Reported basic income per share        $   2.32        $   0.36        $   0.42
Goodwill amortization, net of tax            --            0.07            0.07
                                       --------        --------        --------
Adjusted basic income per share        $   2.32        $   0.43        $   0.49
                                       ========        ========        ========

Reported diluted income per share      $   2.20        $   0.35        $   0.42
Goodwill amortization, net of tax            --            0.07            0.07
                                       --------        --------        --------
Adjusted diluted income per share      $   2.20        $   0.42        $   0.49
                                       ========        ========        ========


The changes in the carrying amount of goodwill for the year ending August 31, 2003 are as follows (in thousands):

                                 Metals        Steel
                               Recycling   Manufacturing  Auto Parts
                                Business     Business      Business      Total
                                --------     --------      --------      -----

Balance as of year ending
   August 31, 2002, audited     $ 34,771     $   983       $    -      $ 35,754
Acquisition (Note 3)                 -            -          72,438      72,438

Impairment charge                    -          (983)           -          (983)
                                --------     -------       --------    --------
Balance as of August 31, 2003   $ 34,771     $    -        $ 72,438    $107,209
                                ========     =======       ========    ========

COMMON STOCK
Each share of Class A common stock is entitled to one vote and each share of Class B common stock is entitled to ten votes. Additionally, each share of Class B common stock may be converted to one share of Class A common stock.

EARNINGS PER SHARE
On July 23, 2003, the Company's Board of Directors approved a two-for-one stock split, to be effected as a 100% share dividend, for both classes of its common stock, par value $1.00 per share. Shareholders received one share of common stock for every share owned. The share dividend was payable August 14, 2003 to shareholders of record on July 24, 2003. The fiscal 2002 and 2001 common stock outstanding have been adjusted to reflect this stock dividend.

Basic EPS is computed based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following represents a reconciliation from basic EPS to diluted EPS giving effect to the share dividend referred to above (in thousands, except per share amounts):

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              Year Ended August 31,
                                                              ---------------------
                                                           2003       2002       2001
                                                           ----       ----       ----
Income before cumulative effect of accounting change     $ 44,184   $  6,553   $  7,919
Cumulative effect of change in accounting principle          (983)       -          -
                                                         --------   --------   --------
Net income                                               $ 43,201   $  6,553   $  7,919
                                                         ========   ========   ========

Computation of shares:
     Average common shares outstanding                     18,650     18,296     18,742
     Stock options                                          1,003        270         38
                                                         --------   --------   --------
     Diluted average common shares outstanding             19,653     18,566     18,780
                                                         ========   ========   ========

Basic EPS:
Income before cumulative effect of accounting change     $   2.37   $   0.36   $   0.42
Cumulative effect of change in accounting principle         (0.05)        -          -
                                                         --------   --------   --------
     Net income                                          $   2.32   $   0.36   $   0.42
                                                         ========   ========   ========
Diluted EPS:
Income before cumulative effect of accounting change     $   2.25   $   0.35   $   0.42
Cumulative effect of change in accounting principle         (0.05)        -          -
                                                         --------   --------   --------
     Net income                                          $   2.20   $   0.35   $   0.42
                                                         ========   ========   ========

Dividend per share                                       $   0.10   $   0.10   $   0.10
                                                         ========   ========   ========

Options with an exercise price greater than the average market price were not included in the computation of diluted earnings per share because to do so would be antidilutive. These options totaled 178,000 in 2003, 1,171,800 in 2002, and 2,042,000 in 2001.

The Company records stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related Interpretations. Under this method, compensation expense for its stock incentive plans is determined using the intrinsic value method. Accordingly, because the exercise price equals the market price on the date of the grant, no compensation expense is recognized by the Company for stock options issued to employees, consultants and directors.


On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS No. 148), "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for voluntary change to the fair value method of accounting for stock-based compensation. In addition, SFAS No. 148 requires more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. At this time, the Company has elected to adopt the annual and interim disclosure requirements of SFAS No. 148.

INTEREST AND INCOME TAXES PAID
The Company paid $1.5 million, $2.4 million, and $5.1 million in interest during fiscal years 2003, 2002 and 2001, respectively. In fiscal years 2003 and 2001, the Company paid $17.2 million and $1.4 million in income taxes, respectively. During fiscal 2002, the Company received tax refunds of $0.5 million.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

REVENUE RECOGNITION
The Company recognizes revenue when it has a contract or purchase order from a customer with a fixed price, the title and risk of loss transfer to the buyer and collectibility is reasonably assured. Title for both metals and finished steel products transfers upon shipment. For retail sales, revenues are recognized when customers pay for salvaged parts.

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

RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to fiscal year 2003 presentation. These changes had no impact on previously reported results of operations or shareholder's equity.

NEW ACCOUNTING PRONOUNCEMENTS
In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and was adopted by the Company effective September 1, 2002. The adoption of this statement did not have a material impact on the consolidated financial statements.

In May 2002, the FASB issued SFAS No. 145, (SFAS No. 145) "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections." Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The adoption of this statement did not have a material impact on the consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", which establishes standards for how financial instruments that have characteristics of both liabilities and equity instruments should be classified on the balance sheet. The requirements of SFAS No. 150 generally state that financial instruments that give the issuer a choice of settling an obligation with a variable number of securities or settling an obligation with a transfer of assets or any mandatorily redeemable security should be classified as a liability on the balance sheet. As of August 31, 2003, the Company does not have any instruments that are within the scope of SFAS No. 150.

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


Note 2 - Inventories:

Inventories consist of the following (in thousands):

                                                      August 31,
                                                      ----------
                                                2003             2002
                                                ----             ----
    Recycled metals                           $ 21,115         $ 13,432
    Work in process                              8,254            6,495
    Finished goods                              19,912           25,245
    Supplies                                    11,862           12,745
                                              --------         --------
                                              $ 61,143         $ 57,917
                                              ========         ========

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The production and accounting process utilized by the Company to record recycled metals inventory quantities relies on significant estimates, which can be affected by weight imprecisions, moisture, production yields and other factors.


Note 3 - Business Combinations:

On February 14, 2003, the Company's wholly-owned subsidiary, Norprop, Inc. ("Norprop") closed its acquisition (the "Acquisition" ) of all of the stock of Pick and Pull Auto Dismantling, Inc., which was the Company's 50% partner in Pick-N-Pull Auto Dismantlers, a California general partnership (the "Joint Venture") and all of the membership interests in Pick-N-Pull Auto Dismantlers, Stockton, LLC ("Stockton"). The cost of the Acquisition consisted of $71.4 million of cash paid to the seller at closing, $3.3 million of debt assumed and immediately paid off, and $0.6 million of acquisition costs. In addition, Norprop assumed approximately $12.5 million of debt owed by the Joint Venture to the Company, bringing the total purchase price to $87.8 million (or $84.2 million net of the seller's $3.6 million share of the Joint Venture's cash on hand at closing). The Joint Venture stores together with the Stockton store are one of the country's leading self-service used auto parts networks with 23 store locations, 17 in northern California, two in Nevada, and one in each of Texas, Utah, Illinois and Indiana.

The purchase price of the Acquisition was allocated to tangible and intangible identifiable assets and liabilities assumed based on an estimate of their fair values. Certain tangible net assets, such as real estate, were valued by independent third parties and the equipment was valued by Company management. The excess of the aggregate purchase price over the fair value of the identifiable net assets acquired of approximately $70.6 million was recognized as goodwill. Approximately $3.7 million of goodwill existed on the Joint Venture's balance sheet prior to the Acquisition, but the Company's $1.8 million share of this amount was not shown separately in accordance with the equity method of accounting. Therefore, the total increase to goodwill related to the Acquisition was $72.4 million.

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

The purchase price allocation has been prepared on a preliminary basis. The purchase price allocation is subject to changes in the purchase price due to the contingent future adjustment mentioned above. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition (in millions):

           Property, plant and equipment               $13.3
           Other tangible assets                         2.6
           Other assets                                  5.4
           Liabilities                                  (4.1)
           Goodwill                                     70.6
                                                       -----
                Total                                  $87.8
                                                       =====

Goodwill of $70.6 million represents the excess of purchase price over the fair value of the net tangible assets acquired. In accordance with SFAS No. 142, goodwill is not amortized and will be tested for impairment at least annually.

The following table is prepared on a pro forma basis for fiscal 2003 and 2002 as though the Auto Parts Business had been acquired as of the beginning of the period presented, after including the estimated impact of certain adjustments such as interest expense (in millions, except per share amounts).

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                     Year Ended August 31,
                                                     ---------------------
                                                    2003               2002
                                                  -------            -------
Net revenues                                      $ 496.9            $ 402.3
Income before cumulative effect
   of change in accounting principle              $  46.7            $  11.4
Net income                                        $  45.7            $  11.4
Net income per share:
     Basic                                        $  2.45            $  0.62
     Diluted                                      $  2.33            $  0.61


The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining operations.


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT AND OPERATING LEASES:

Property, plant and equipment consist of the following (in thousands):

                                                             August 31,
                                                             ----------
                                                        2003            2002
                                                      --------        --------
     Machinery and equipment                          $222,604        $242,243
     Land and improvements                              50,348          37,831
     Buildings and leasehold improvements               70,861          14,932
     Construction in progress                           10,351           2,467
                                                      --------        --------
                                                       354,164         297,473

     Less: accumulated depreciation                   (212,940)       (185,714)
                                                      --------        --------
                                                      $141,224        $111,759
                                                      ========        ========

Depreciation expense from operations was $19.3 million in fiscal 2003, $16.7 million in fiscal 2002, and $16.8 million in fiscal 2001.

The Company leases certain property and equipment. The future minimum rental payments under the operating leases are (in thousands):

                         Year                       Amount
                         ----                       ------
                         2004                       $4,894
                         2005                        4,232
                         2006                        2,885
                         2007                        1,804
                         2008                        1,236
                         Thereafter                    834

Rent expense was $3.6 million, $1.1 million and $1.4 million for fiscal years 2003, 2002 and 2001, respectively. See discussion of additional leases with related parties in Note 9.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - IMPAIRMENT AND OTHER NONRECURRING CHARGES:

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

Revenue from the discontinued operations during fiscal 2002 and 2001 was $1.6 million and $2.6 million, respectively. Operating results (defined as operating income or loss before taxes) were losses of $0.8 million and $0.6 million for fiscal 2002 and 2001, respectively.

In the second quarter of fiscal 2002, the Company sold a non-strategic steel forging business that was part of a 1995 Metals Recycling Business acquisition and recorded a loss of $0.8 million on the sale. Also in that quarter, the Company recorded a loss of $1.5 million related to the early termination of two vessel charter agreements with a related company (see Note 9 "Related Party Transactions").

During fiscal 2002 and 2001, revenue from the closed steel forging business was $0.4 million, and $1.4 million, respectively. Operating results for fiscal 2002 and 2001, (defined as operating income or loss before taxes) were losses of $0.1 million for both periods.


NOTE 6 - LONG-TERM DEBT:

Long-term debt consists of the following (in thousands):

                                                         August 31,
                                                         ----------
                                                     2003         2002
                                                   --------     --------
Bank unsecured revolving credit facilities         $ 79,000     $ 60,000

Tax-exempt economic development revenue
bonds due January 2022, interest payable
monthly at a variable rate (0.95 % at August
31, 2003), secured by a letter of credit              7,700        7,700

Other                                                   565          825
                                                   --------     --------
Total long-term debt                                 87,265       68,525

Less:  portion due within one year                     (220)     (60,220)
                                                   --------     --------
Long-term debt less current portion                $ 87,045     $  8,305
                                                   ========     ========

In May 2003, the Company entered into an agreement to refinance its revolving bank credit facility. The new facility for $150 million is unsecured, matures in May 2006 and bears interest at varying interest rates. As of August 31, 2003, such rates on outstanding borrowings averaged 2.6%. Interest is payable at varying dates not to exceed the maturity of each advance under the line.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the above facility, the Company has an additional unsecured line of credit totaling $20 million, all of which is uncommitted. The committed bank credit facilities and other borrowings contain financial covenants, including covenants related to net worth, interest coverage and leverage. The Company was in compliance with these covenants at August 31, 2003.

Payments on long-term debt during the next five fiscal years and thereafter are as follows (in thousands):

                                Year                  Amount
                                ----                  ------
                                2004                     220
                                2005                     244
                                2006                  79,071
                                2007                      30
                                2008                      --
                             Thereafter                7,700
                                                    --------
                                                    $ 87,265
                                                    ========

NOTE 7 - ENVIRONMENTAL LIABILITIES:

PORTLAND HARBOR

In December 2000, the United States Environmental Protection Agency (EPA) named the Portland Harbor, a 5.5 mile stretch of the Willamette River in Portland, Oregon, as a Superfund site. The Company's metals recycling and deep water terminal facility in Portland, Oregon is located adjacent to the Portland Harbor. Crawford Street Corporation, a Company subsidiary, also owns property adjacent to the Portland Harbor. The EPA has identified 69 potentially responsible parties (PRPs), including the Company and Crawford Street Corporation, which own or operate sites adjacent to the Portland Harbor Superfund site. The Company leases the metals recycling and deep water terminal facility from Schnitzer Investment Corp. (SIC), a related party, and is obligated under its lease with SIC to bear the costs relating to the investigation and remediation of the property. The precise nature and extent of any clean-up of the Portland Harbor, the parties to be involved, and the process to be followed for such a clean-up have not yet been determined. It is unclear whether or to what extent the Company or Crawford Street Corporation will be liable for environmental costs or damages associated with the Superfund site. It is also unclear whether natural resource damage claims or third party contribution or damages claims will be asserted against the Company. While the Company and Crawford Street Corporation participated in certain preliminary Portland Harbor study efforts, they are not parties to the consent order entered into by the EPA with other PRPs (Lower Willamette Group) for a Remedial Investigation/Feasibility Study; however the Company could become liable for a share of the costs of this study at a later stage of the proceedings.

Separately, the Oregon Department of Environmental Quality (DEQ) has requested operating history and other information from numerous persons and entities which own or conduct operations on properties adjacent to or upland from the Portland Harbor, including the Company and Crawford Street Corporation. The DEQ investigations at the Company and Crawford Street sites are focused on controlling any current releases of contaminants into the Willamette River. The Company has agreed to a voluntary Remedial Investigation/Source Control effort with the DEQ regarding its Portland, Oregon deep water terminal facility and the site owned by Crawford Street Corporation. DEQ identified these sites as potential sources of contaminants that could be released into the Willamette River. The Company believes that improvements in the operations at these sites, often referred to as Best Management Practices (BMPs), will be sufficient to effectively provide source control and avoid the release of contaminants from these sites, and has proposed to DEQ the implementation of BMPs as the resolution of this investigation.

While the cost of the investigations associated with these properties and the cost of employment of source control BMPs are not expected to be material, no estimate is currently possible and none has been made as to the cost of remediation,

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

if any. No accrual for remediation of the Portland Harbor or the Company's adjacent properties had been established as of August 31, 2003.


MANUFACTURING MANAGEMENT, INC.

In 1994, Manufacturing Management, Inc. (MMI) recorded a reserve for the estimated cost to cure certain environmental liabilities. This reserve was carried over to the Company's financial statements when MMI was acquired in 1995, and at August 31, 2003 aggregated $15.6 million.

General Metals of Tacoma (GMT), a subsidiary of MMI, owns and operates a metals recycling facility located in the State of Washington on the Hylebos Waterway, a part of Commencement Bay, which is the subject of an ongoing remediation project by the United States Environmental Protection Agency (EPA) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). GMT and more than 60 other parties were named potentially responsible parties
(PRPs) for the investigation and clean-up of contaminated sediment along the Hylebos Waterway. On March 25, 2002, EPA issued Unilateral Administrative Orders
(UAOs) to GMT and another party to proceed with Remedial Design and Remedial Action (RD/RA) for the head of the Hylebos and to two other parties to proceed with the RD/RA for the balance of the waterway. It is anticipated that the UAOs will soon be converted to more specific voluntary consent decrees and that EPA will take additional action against other PRPs. The issuance of the UAOs did not require the Company to change its previously recorded estimate of environmental liabilities for this site. Significant uncertainties continue to exist regarding the total cost to remediate this site as well as the Company's share of those costs; nevertheless, the Company's estimate of its liabilities related to this site is based on information currently available.

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

MMI is also a named PRP at two third-party sites at which it allegedly disposed of transformers. At one site, MMI entered into a settlement under which it paid $825,000 towards remediation of the site. Remediation of the site has been completed and it is now subject to a five year monitoring program. The other site has not yet been subject to significant remedial investigation. MMI has been named as a PRP at several other sites for which it has agreed to de minimis settlements. In addition to the matters discussed above, the Company's environmental reserve includes amounts for potential future cleanup of other sites at which MMI has conducted business or has allegedly disposed of other materials.

PROLER

In 1996, prior to the Company's acquisition of Proler International Corp. (Proler), Proler recorded a liability for the probable costs to remediate its wholly-owned properties. The Company carried over the aggregate reserve to its financial statements upon acquiring Proler, and $3.5 million remained outstanding on August 31, 2003.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of the Proler acquisition, the Company became a 50% owner of Hugo Neu-Proler Company (HNP). HNP has agreed, as part of its 1996 lease renewal with the Port of Los Angeles (POLA), to conduct a multi-year, phased remedial clean-up project involving certain environmental conditions on its metals recycling facility at its Terminal Island site in Los Angeles, California, which was completed in 2002. HNP is waiting for final certification from POLA and the regulatory agencies overseeing the cleanup. Remediation included excavation and off-site disposal of contaminated soils, paving and groundwater monitoring. Other environmentally protective actions included installation of a stormwater management system and construction of a noise barrier and perimeter wall around a substantial portion of the facility.

Metals Recycling L.L.C. (Metals) is a scrap metals processing business with locations in Rhode Island and Massachusetts. The members of Metals are one of the Company's Proler joint ventures and Izzo Group, Inc. On June 9, 1999, the Rhode Island Department of Environmental Management (DEM) issued a Notice of Violation (NOV) against Metals, alleging Metals had violated federal and state regulations relating to the storage, management and transportation of hazardous waste and seeking to impose an administrative penalty of $0.7 million. Metals has filed an answer to the NOV in which it denied the allegations and requested an adjudicatory hearing. In January of 1999, federal and state officials searched Metal's Johnston, Rhode Island and Worcester, Massachusetts facilities. Metals was advised that the search was part of a state criminal investigation into possible violations of state and federal hazardous waste programs and a Rhode Island statute that prohibits the disposal of out-of-state solid waste at the landfill operated by Rhode Island Resource Recovery Corporation (RIRRC). A grand jury was empanelled to consider the allegations and issued an indictment on August 30, 2002 against Metals for storing hazardous waste without a permit, operating a hazardous waste disposal facility without a permit, causing transportation of hazardous waste without a permit, causing transportation of hazardous waste without a manifest and operating a solid waste management facility without a license. Metals has pleaded not guilty on all counts and has vigorously contested the state's allegations. Settlement discussions with DEM and the Rhode Island Attorney General's Office to settle the civil NOV and the criminal charges are being held.

In August 1999, the DEM issued a NOV to RIRRC, that included a civil penalty of $0.3 million, relating to the alleged disposal of hazardous waste by Metals at a landfill operated by RIRRC. RIRRC settled this matter with DEM and in response to RIRRC's claim against Metals for contribution, RIRRC and Metals agreed to a settlement in which Metals paid RIRRC $0.2 million in 2003.

On March 15, 2002, DEM issued a NOV against Metals' Johnston, Rhode Island facility, alleging violations of provisions of the Rhode Island Clean Air Act and the regulations promulgated thereunder, and seeking to impose administrative penalties of $1.1 million against Metals. On April 5, 2002, Metals filed its answer and request for a hearing, in which it denied liability for such alleged violations. In August 2003, Metals and DEM agreed to a settlement of this matter providing for payment by Metals of a reduced fine of $0.7 million payable in 2003 through 2007, which is further reduced to $0.3 million payable in 2003 through 2004 if Metals installs electric engines, converting from diesel.

Metals' results of operations for the past few years have included accruals for the probable costs to remediate or settle the above mentioned environmental situations.

Additionally, other Proler joint venture sites with potential environmental clean-up issues have been identified. Estimated clean-up costs associated with these sites have been accrued for by the joint ventures.

In connection with the acquisition of the Auto Parts Business, the Company conducted an environmental due diligence investigation. Based upon new information obtained in this investigation, the Joint Venture accrued $2.1 million in environmental liabilities in the second quarter of fiscal 2003 for remediation costs at the Auto Parts Business's store locations. No environmental proceedings are pending at any of these sites.

The Company considers various factors when estimating its environmental liabilities. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to remediate. The factors, which the Company considers in its recognition and measurement of environmental liabilities, include the following:

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

o Current regulations both at the time the reserve is established and during the course of the clean-up which specify standards for acceptable remediation;
o Information about the site, which becomes available as the site is studied and remediated;
o The professional judgment of both senior-level internal staff and external consultants who take into account similar, recent instances of environmental remediation issues, among other considerations;
o    Technologies available that can be used for remediation; and
o The number and financial condition of other potentially responsible parties and the extent of their responsibility for the remediation.


NOTE 8 - INCOME TAXES:

The provision for income taxes is as follows (in thousands):

                                                  Year Ended August 31,
                                                  ---------------------
                                              2003        2002        2001
                                              ----        ----        ----
                    Current:
                          Federal           $13,363     $   508     $   318
                          State               3,011         686         610
                    Deferred:
                          Federal             1,051       1,436       2,325
                          State                 521      (1,536)        148
                                            -------     -------     -------
                                            $17,946     $ 1,094     $ 3,401
                                            =======     =======     =======

Deferred tax assets and liabilities are as follows (in thousands):

                                                                 August 31,
                                                                 ----------
                                                             2003        2002
                                                             ----        ----

     California Enterprise Zone credit carryforward        $    200    $    200
     AMT carryforward                                           374         529
     Segment held for sale                                     (176)         29
     Inventory valuation methods                              2,897       2,170
     Employee benefit accruals                                  906         891
     State income tax and other                                 323         147
                                                           --------    --------
            Net current deferred tax assets                $  4,524    $  3,966
                                                           ========    ========

     California Enterprise Zone credit carryforward        $ (1,500)   $ (1,500)
     Accelerated depreciation and basis differences          44,409      42,010
     Environmental liabilities                               (8,711)     (8,430)
     Net operating loss carryforwards and credits            (6,090)     (6,928)
     Other                                                   (1,105)     (1,220)
                                                           --------    --------
                                                             27,003      23,932
     Deferred tax asset valuation allowance                   6,090       6,928
                                                           --------    --------
            Net non-current deferred tax liabilities        $33,093    $ 30,860
                                                           ========    ========

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reasons for the difference between the effective income tax rate and the statutory federal income tax rate are as follows:

                                                         Year Ended August 31,
                                                         ---------------------
                                                         2003    2002    2001
                                                         ----    ----    ----

     Federal statutory rate                               35%     34%     34%
     Foreign sales corporation/Extraterritorial
         Income Exclusion (1)                            (11)     (7)     (5)
     State taxes, net of credit                            5      11       7
     State taxes, Californian Enterprise Zone             --     (22)     --
     Proler NOLs                                          (1)    (10)     (7)
     Amortization of goodwill                             --      11       3
     Other                                                (1)     (3)     (2)
                                                         ----    ----    ----
           Effective tax rate                             27%     14%     30%
                                                         ====    ====    ====

(1)  During 2000, in response to allegations by the World Trade Organization
     (WTO) that the federal tax benefit conferred on Foreign Sales Corporations
     (FSC) constituted an illegal trade subsidy, Congress enacted legislation to replace the FSC rules with the Extraterritorial Income Exclusion (ETI) taxation scheme. The Company adopted the new ETI rules for export sales made after October 1, 2000. The Company has found that these rules provide a tax benefit comparable to what the FSC rules would have provided. The
     WTO has since alleged that ETI is also an illegal trade subsidy, but no further tax legislation has been passed to address this latest allegation.

As part of the 1996 acquisition of Proler International Corp. (Proler), the Company acquired $31.4 million of federal net operating loss carryforwards
(NOLs). The Company recognized no immediate tax benefit for the NOLs. Instead, the Company set up an offsetting $31.4 million valuation allowance, because the ultimate use of the NOLs was uncertain given the then-current federal tax law proscription against applying the NOLs to any taxable income other than the post-acquisition income generated by Proler. A change to federal tax law in 1999, however, has allowed an annual $2.4 million of NOL to be applied to taxable income from all sources, not just from Proler. Due to this change in tax law, the Company released an annual $2.4 million from the valuation allowance, and recognized the corresponding $0.8 million in tax benefit, in fiscal years 2001, 2002 and 2003. This is a major reason why the Company's effective tax rates have been lower than the statutory rates for those years. The remaining balance of unused NOLs, which stands at $15.3 million as of August 31, 2003, will expire in fiscal years 2007 through 2012 if not used by then.

The Company also acquired $0.7 million of credits as part of the Proler acquisition. As with the NOLs, a valuation allowance was set up to offset the credits, the ultimate use of which has been made more likely by the subsequent liberalization of federal tax law. No part of the valuation allowance has yet to be released. The credits are not likely to be used until after the NOLs have been used or expire. The credits can be carried forward indefinitely.

In fiscal 2002, the Company qualified for $2.1 million of Enterprise Zone tax credits in the state of California. These credits can be used to offset California state income taxes to the extent that each corporation in the consolidated group has a California franchise (income) tax liability. Any credits in excess of the tax liability can be carried forward indefinitely. These credits, combined with the release of $2.4 of valuation allowance pertaining to the NOLs, were major reasons the Company's effective tax rate of 14% for fiscal 2002 was well below the statutory rate of 34%.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS:

Certain shareholders of the Company own significant interest in, or are related to owners of, the entities discussed below. As such, these entities are considered related parties for financial reporting purposes.

TRANSACTIONS AFFECTING COST OF GOODS SOLD AND OTHER OPERATING EXPENSES Periodically, the Company charters vessels from related companies at market rates to transport recycled metal to foreign markets. The number of vessels chartered varies from year to year depending on the availability of their vessels. In 1995, the Company signed seven-year time-charter agreements for two vessels scheduled to expire in July 2002. Due in part to the world economic slow-down in 2002, ocean freight rates declined sharply. As a result, in the second quarter of fiscal 2002, the Company terminated the leases in order to take advantage of market rates which were $7 to $8 per ton lower than the all-in contracted rates. The lease terminations resulted in a loss of $1.5 million in the second quarter of fiscal 2002. Charges incurred for both open market and long-term time charters were $1.9 million, $4.7 million and $13.5 million for 2003, 2002 and 2001, respectively.

A primary reason for entering into a number of the Company's joint ventures was to secure the supply of recyclable metal for the Metals Recycling Business. The Company purchased recycled metals from its joint venture operations at prices that approximate market. Purchases from these joint ventures totaled $5.0 million, $10.4 million and $12.1 million in 2003, 2002 and 2001, respectively.

The Company leases certain land and buildings from Schnitzer Investment Corp. ("Landlord"), a related real estate company, under operating leases. The following table summarizes the lease terms, annual rents and future minimum rents (in thousands):

                                                       Lease           Current
     Location:                                      Expirations      Annual Rent
     ---------                                      -----------      -----------

     Metals Recycling Business:
         Portland facility and marine terminal           2063           $1,834
     Administrative offices                              2014              319


                                                        Minimum
     Year                                                Rents
     ----                                                -----

     2004                                                $2,127
     2005                                                 2,215
     2006                                                 2,225
     2007                                                 2,235
     2008                                                 2,245
     Thereafter                                         103,089

Rent expense was $2.1 million, $1.9 million, and $1.7 million for 2003, 2002 and 2001, respectively.

In accordance with a lease agreement dated September 1988, the rent for the Metals Recycling Business's Portland facility was adjusted in 2003 and will be adjusted every 15 years thereafter to market rates. This 2003 adjustment was based on an analysis of market rates performed by independent experts and consultations with independent counsel and was approved by a majority of the Company's independent directors. In 2008 and every five years thereafter, except in the year of a market rate adjustment, the rent will be adjusted based on the Consumer and Producer Price Indices.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2003, the Company entered into a new agreement with Landlord for the lease of its administrative offices in conjunction with a reconfiguration of the space it occupies. The rent, according to the new agreement, was based on an analysis of market rates performed by independent experts and consultations with independent counsel and was approved by a majority of the Company's independent directors.

Until August 2003, the Company leased the property upon which its Sacramento operation is located from Landlord. Upon expiration of the lease in August 2003, the Company purchased the property from Landlord. The purchase price of $1.1 million was determined by an independent appraisal and was approved by a majority of the Company's independent directors.

TRANSACTIONS AFFECTING SELLING AND ADMINISTRATIVE EXPENSES
The Company performs some administrative services and provides operation and maintenance of management information systems for certain related parties. These services are charged to the related parties based upon cost plus a 15% margin for overhead and profit. These administrative charges totaled $0.9 million, $1.0 million and $1.1 million in 2003, 2002 and 2001, respectively.

TRANSACTIONS AFFECTING OTHER INCOME (EXPENSE)
Included in other assets are $1.1 million and $28.3 million of notes receivable from joint venture businesses at August 31, 2003 and 2002, respectively. In fiscal 2002, Company converted $28.3 million in advances to its self-service auto parts dismantling joint venture into a note receivable. The note, dated February 22, 2002, had a scheduled maturity of March 1, 2009. In conjunction with the Company's acquisition of Pick-N-Pull, this note has been eliminated in consolidation (see Note 3). The Company recorded interest income on notes and certain other advances to joint ventures. This income totaled $0.1 million, $0.5 million and $2.0 million fiscal years 2003, 2002 and 2001, respectively.


NOTE 10 - EMPLOYEE BENEFITS:

In accordance with union agreements, the Company contributed to union pension plans $2.5 million, $2.3 million and $2.6 million in fiscal 2003, 2002 and 2001, respectively. These are multi-employer plans and, consequently, the Company is unable to determine its relative portion of or estimate its future liability under the plans.

The Company has several defined contribution plans covering nonunion employees. The pension cost related to these plans totaled $1.2 for fiscal 2003, and $1.1 million for each of fiscal 2002 and 2001.

For certain nonunion employees, the Company also maintains a defined benefit pension plan. The following table sets forth the change in benefit obligation, change in plan assets and funded status at August 31, 2003 and 2002 in accordance with SFAS 132, "Employer's Disclosure About Pensions and Other Postretirement Benefits" (in thousands):

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 August 31,
                                                                 ----------
                                                              2003        2002
                                                              ----        ----
     Change in benefit obligation:
           Benefit obligation at beginning of year          $ 7,662     $ 6,693
           Service cost                                         792         754
           Interest cost                                        549         501
           Actuarial loss                                     1,053         500
           Transfers                                             --         (19)
           Benefits paid                                       (475)       (767)
                                                            -------     -------
           Benefit obligation at end of year                $ 9,581     $ 7,662
                                                            =======     =======

     Change in plan assets:
           Fair value of plan assets at beginning of year   $ 6,656     $ 5,873
           Actual return on plan assets                         514        (872)
           Employer contribution                              1,690       2,441
           Transfers                                              2         (19)
           Benefits paid                                       (475)       (767)
                                                            -------     -------
           Fair value of plan assets at end of year         $ 8,387     $ 6,656
                                                            =======     =======

     Funded status:
           Plan assets less than  benefit obligation        $(1,193)    $(1,006)
           Unrecognized actuarial (gain) loss                 3,543       2,590
           Unrecognized prior service cost                       45          50
                                                            -------     -------
           Prepaid (accrued) benefit cost                   $ 2,395     $ 1,634
                                                            =======     =======


Assumptions used each year in determining the defined benefit net pension cost are:

                                                        August 31,
                                                        ----------
                                                2003      2002      2001
                                                ----      ----      ----
     Weighted average discount rate             6.3%      7.0%      7.0%
     Expected rate of investment return         8.0%      8.0%      9.0%
     Expected rate of compensation increase     3.8%      4.0%      4.0%

The components of net periodic pension benefit cost are (in thousands):

                                                  Year Ended August 31,
                                                  ---------------------
                                                2003      2002      2001
                                                ----      ----      ----
     Service cost                               $792      $754      $690
     Interest cost                               549       501       442
     Expected return on plan assets             (541)     (537)     (576)
     Amortization of past service cost             4         4         4
     Recognized actuarial loss                   126        24       --
                                                ----      ----      ----
     Net periodic pension benefit cost          $930      $746      $560
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

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        August 31,
                                                        ----------
                                                2003      2002      2001
                                                ----      ----      ----
     Restricted trust fund                    $1,540    $1,191    $1,562
     Deferred compensation expense               374       347       182
     Long-term pension liability               2,570     2,174     1,705
     Pension cost                                273       305       236

The trust fund assets experience stock market gains and losses, which are included in other income (expense). During fiscal 2003, 2002 and 2001, the Company recognized gains (losses) totaling $0.4 million, $(0.4) million and $(0.7) million, respectively.

When the Company acquired Proler, it assumed a liability for deferred compensation payable to certain ex-employees of Proler. As of August 31, 2003, 2002 and 2001, the remaining liability aggregated $0.1 million, $0.3 million and $0.7 million, respectively. These amounts are included in other long-term liabilities in the accompanying consolidated balance sheet.


NOTE 11 - STOCK INCENTIVE PLAN:
The Company has adopted a stock incentive plan for employees, consultants and directors of the Company. The plan covers 4,800,000 shares of Class A common stock. All options have a ten-year term and, except for options granted in fiscal 1999 and 2001, become exercisable for 20% of the shares covered by the option on each of the first five anniversaries of the grant. The options granted in fiscal 1999 became fully exercisable on the first anniversary of the grant. The options granted in fiscal 2001 become exercisable as follows: 33% after one year from the date of grant, 66% after two years from the date of grant, and 100% after two and one-half years from the date of grant. The vesting periods for these options varied from the standard because the Company granted them to certain employees in lieu of annual salary revisions.

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

Pro forma information for fiscal years 2003, 2002 and 2001 regarding net income and earnings per share is required by SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148 (SFAS No. 148), "Accounting for Stock-Based Compensation - Transition and Disclosure", and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                      Year Ended August 31,
                                                      ---------------------
                                                   2003       2002       2001
                                                   ----       ----       ----
     Risk-free interest rate                       3.7%       4.7%       4.8%
     Dividend yield                                1.0%       1.0%       1.0%
     Weighted average expected life of options   7.0 Years  7.0 Years  7.0 Years
     Volatility                                     .35       .40         .43

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Had compensation expense for the Company's stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology allowed by SFAS No. 123, as amended by SFAS No. 148, the Company's net income and net income per share would have been as follows (in thousands, except earnings per share):


                                                   Year Ended August 31,
                                                   ---------------------
                                              2003         2002         2001
                                              ----         ----         ----

Reported net income                        $ 43,201      $ 6,553      $ 7,919
Stock compensation expense, net of tax         (830)        (786)        (739)
                                           --------      -------      -------
Pro forma net income                       $ 42,371      $ 5,767      $ 7,180
                                           ========      =======      =======

Reported basic income per share            $   2.32      $  0.36      $  0.42
Pro forma basic income per share           $   2.27      $  0.32      $  0.38

Reported diluted income per share          $   2.20      $  0.35      $  0.42
Pro forma diluted income per share         $   2.16      $  0.31      $  0.38

A summary of the Company's stock option activity and related information is as follows (in thousands, except per share amounts):

                                                                             Year Ended August 31,
                                                                             ---------------------
                                                           2003                      2002                     2001
                                                           ----                      ----                     ----
                                                                Weighted                 Weighted                 Weighted
                                                                Average                  Average                  Average
                                                                Exercise                 Exercise                 Exercise
                                                   Options       Price      Options       Price      Options       Price
                                                   -------       -----      -------       -----      -------       -----

Outstanding-beginning of year                       2,144      $    8.85     2,254      $    8.60     1,836      $    9.10
Options granted                                       397      $   13.01       118      $   10.01       468      $    6.75
Options exercised                                  (1,062)     $    8.22      (208)     $    6.82       (10)     $    6.00
Options canceled                                      (24)     $    8.61       (20)     $    8.68       (40)     $   10.67
                                                    -----                    -----                    -----
Outstanding - end of year                           1,455      $   10.44     2,144      $    8.85     2,254      $    8.60
                                                    =====                    =====                    =====
Exercisable at end of year                            636      $   10.67     1,464      $    9.38     1,312      $    9.35
                                                    =====                    =====                    =====
Weighted-average fair value of options granted
during year                                                    $    5.21                $    4.24                $    3.26
                                                               =========                =========                =========

Exercise prices for options outstanding as of August 31, 2003 ranged from $6.75 to $18.00. The weighted-average remaining contractual life of those options is
6.6 years.

During fiscal 2001, the Company also issued 128,392 options to a consultant. The options were fully vested as of September 15, 2001 and expire on September 15, 2005. The exercise price is $8.71 per share. During fiscal 2003, the consultant exercised 97,120 of these options. The Company recorded an expense of $0.2 million in fiscal 2001 related to this transaction.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Segment Information:

The Company operates in three industry segments: metal processing and recycling (Metals Recycling Business), mini-mill steel manufacturing (Steel Manufacturing Business) and self-service used auto parts (Auto Parts Business). Additionally, the Company is a non-controlling partner in joint ventures, which are either in the metals recycling business or are suppliers of unprocessed metals. The Company also considers these to be separate segments because they are managed separately. These joint ventures are accounted for using the equity method. As such, the operating information provided below related to the joint ventures is shown separately from consolidated information, except for the Company's equity in the net income of, investment in and advances to the joint ventures.

The Metals Recycling Business buys and processes ferrous and nonferrous metals for sale to foreign and other domestic steel producers or their representatives and to the Steel Manufacturing Business. The Metals Recycling Business also purchases ferrous metals from other processors for shipment directly to the Steel Manufacturing Business.

The Steel Manufacturing Business produces rebar, merchant bar, wire rod, coiled rebar and other specialty products.

The Auto Parts Business purchases salvaged vehicles, sells parts from those vehicles through its retail facilities and wholesale operations, and sells the remaining portion of the vehicles to metal recyclers, including the Metals Recycling Business. Note 3 describes the acquisition that occurred on February 14, 2003. Under Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations", the acquisition is considered a "step" acquisition due to the fact that the Company had a significant joint venture interest in the acquired business for a number of years. Additionally, since the acquisition occurred during the year, the Company elected to include it in the consolidated results as though it had occurred at the beginning of fiscal 2003. Thus, the 2003 statement of operations, balance sheet, and statement of cash flows have been adjusted to consolidate the acquisition as of September 1, 2002. The financial results of the acquired businesses for periods prior to fiscal 2003 continue to be accounted for using the equity method and are included in the joint venture businesses reporting segment.

Intersegment sales from the Metals Recycling Business to the Steel Manufacturing Business, and from the Auto Parts Business to the Metals Recycling Business, are transferred at negotiated market rates per ton. These intercompany sales tend to produce intercompany profits, which are eliminated until the finished products are ultimately sold to third parties.

The Joint Ventures in the Metals Recycling Business are also engaged in buying, processing and selling primarily ferrous metal. Recycled metals are sold to foreign and domestic steel mills.

The Joint Venture Suppliers of Metals are industrial plant demolition contractors. These joint ventures dismantle industrial plants perform environmental remediation and sell recovered metals and machinery. The Company purchases substantially all of the ferrous recycled metals generated by these joint ventures.

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

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Year Ended August 31,
                                                                       ---------------------
                                                                  2003         2002         2001
                                                                  ----         ----         ----
      Revenues from external customers (in thousands):
           Metals Recycling Business                            $308,553     $221,811     $205,168
           Auto Parts Business                                    65,225          --           --
           Steel Manufacturing Business                          191,861      166,586      167,554
           Intersegment revenues                                 (68,773)     (37,749)     (49,891)
                                                                --------     --------     --------
      Consolidated revenues                                     $496,866     $350,648     $322,831
                                                                ========     ========     ========

The joint ventures' revenues from external customers are as follows (in thousands):

                                                                       Year Ended August 31,
                                                                       ---------------------
                                                                  2003         2002         2001
                                                                  ----         ----         ----
      Joint Ventures in the Metals Recycling Business
           Processing                                           $616,958     $480,157     $447,689
           Brokering                                             251,431      144,962      108,274
      Joint Venture Suppliers of Metals                            8,877       61,762       53,381
                                                                --------     --------     --------
                                                                $877,266     $686,881     $609,344
                                                                ========     ========     ========

Revenues by geographic area (in thousands):

                                                                       Year Ended August 31,
                                                                       ---------------------
                                                                  2003         2002         2001
                                                                  ----         ----         ----
           Metals Recycling Business:
           Asia                                                 $223,490     $164,512     $130,459
               United States                                      85,063       57,299       74,709
               Sales to Steel Manufacturing Business             (61,052)     (37,730)     (49,845)
                                                                --------     --------     --------
               Sales to external customers                       247,501      184,081      155,323

           Auto Parts Business:
               United States                                      65,225          --           --
               Sales to Metals Recycling Business                 (7,721)         --           --
                                                                --------     --------     --------
               Sales to external customers                        57,504          --           --

           Steel Manufacturing Business:
               United States                                     191,861      166,586      167,554
               Interdivision sales                                  --            (19)         (46)
                                                                --------     --------     --------
               Sales to external customers                       191,861      166,567      167,508
                                                                --------     --------     --------
           Consolidated revenues                                $496,866     $350,648     $322,831
                                                                ========     ========     ========

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Joint Ventures in the Metals Recycling Business do not maintain revenues by geographic area and it would be impracticable to provide such disclosure. Sales by the Joint Venture Suppliers of Metals are all made to customers in the United States. See Note 9 regarding the Company's purchases from its joint ventures.

                                                                 Year Ended August 31,
                                                                 ---------------------
                                                            2003         2002         2001
                                                            ----         ----         ----
                                                                    (in thousands)
     Income (loss) from operations:
       Metals Recycling Business                          $ 35,781     $ 11,535     $  8,387
       Auto Parts Business                                  21,968         --           --
       Steel Manufacturing Business                         (2,522)      (5,718)       4,860
       Joint Ventures in the Metals Recycling Business      24,827       13,766        6,549
       Joint Venture Suppliers of Metals                      (406)       5,624        3,288
       Corporate expense and eliminations                   (8,763)      (8,282)      (8,015)
       Impairment and other nonrecurring charges            (2,100)      (7,100)         --
                                                          --------     --------     --------
       Consolidated income from operations                $ 68,785     $  9,825     $ 15,069
                                                          ========     ========     ========

In fiscal 2003, the Company reported $2.1 milllion of impairment and other non-recurring charges related to the Auto Parts Business segment. The amount is shown separately to allow the reader of the financial statements to better understand the operating results. See Note 5.

Income from operations from the joint ventures represents the Company's equity in the net income of these entities.

                                                                 Year Ended August 31,
                                                                 ---------------------
                                                            2003         2002         2001
                                                            ----         ----         ----
                                                                    (in thousands)
     Depreciation and amortization expense:
         Metals Recycling Business                        $  6,052     $  8,903     $  8,957
         Auto Parts Business                                 4,017         --            --
         Steel Manufacturing Business                        8,915        9,368        9,412
         Corporate expense and eliminations                    457          360          373
                                                          --------     --------     --------
         Consolidated depreciation and
            amortization expense                          $ 19,441     $ 18,631     $ 18,742
                                                          ========     ========     ========

The Company's share of depreciation and amortization expense included in the determination of the joint ventures' net income is as follows:

                                                                  Year Ended August 31,
                                                                  ---------------------
                                                             2003         2002         2001
                                                             ----         ----         ----
                                                                     (in thousands)
     Joint Ventures in the Metals Recycling Business        $6,539       $6,542       $5,890
     Joint Venture Suppliers of Metals                         286        1,132          966

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the Company's total assets and capital expenditures:

                                                                        Year Ended August 31,
                                                                        ---------------------
                                                                  2003          2002          2001
                                                                  ----          ----          ----
                                                                           (in thousands)
     Total assets:
         Metals Recycling Business                              $136,137      $119,088      $127,143
         Auto Parts Business                                     105,283          --            --
         Steel Manufacturing Business                            113,384       122,036       150,715
         Investment in and advances to:
            Joint Ventures in the Metals Recycling Business      115,924        90,433       105,522
            Joint Venture Suppliers of Recycled Metal              3,124         6,006         6,101
         Corporate                                                14,042        67,443        36,389
                                                                --------      --------      --------
                                                                $487,894      $405,006      $425,870
                                                                ========      ========      ========

     Capital expenditures:
         Metals Recycling Business                              $ 16,176      $  5,962      $  5,358
         Auto Parts Business                                       2,932          --            --
         Steel Manufacturing Business                              2,496         3,182         3,591
         Corporate                                                   192           425           348
                                                                --------      --------      --------
                                                                $ 21,796      $  9,569      $  9,297
                                                                ========      ========      ========

In fiscal years 2003 and 2001, one customer accounted for 21% and 10% of the Company's consolidated revenues, respectively. During fiscal 2002, no single customer accounted for more than 10% of consolidated revenues. During fiscal 2003, 2002 and 2001, sales to China aggregated 23%, 24% and 19%, respectively, of consolidated revenues.

During fiscal 2002, one customer accounted for 11% of combined revenues for these joint ventures, respectively, while during fiscal 2003 and 2001, no single customer accounted for more than 10% of combined revenues for these joint ventures.


NOTE 13 - SUMMARIZED FINANCIAL INFORMATION OF JOINT VENTURES:

A summary of combined operations of joint ventures in which the Company is a partner is as follows:

                                                       Year Ended August 31,
                                                       ---------------------
                                                       2003            2002
                                                       ----            ----
                                                          (in thousands)

     Current assets                                 $ 150,461       $ 130,284
     Noncurrent assets                                132,390         126,252
                                                    ---------       ---------
                                                    $ 282,851       $ 256,536
                                                    =========       =========

     Current liabilities                            $  87,418       $  79,740
     Noncurrent liabilities                             8,917          35,894
     Partners' equity                                 186,516         140,902
                                                    ---------       ---------
                                                    $ 282,851       $ 256,536
                                                    =========       =========

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                  Year Ended August 31,
                                         -------------------------------------
                                           2003          2002            2001
                                         --------      --------       --------
                                                    (in thousands)
     Revenues                            $877,266      $686,881       $609,344
                                         ========      ========       ========
     Income from operations              $ 52,162      $ 39,833       $ 13,526
                                         ========      ========       ========
     Net income before taxes             $ 50,464      $ 39,824       $ 19,477
                                         ========      ========       ========

The Company performs some administrative services and provides operation and maintenance of management information systems to some of these joint ventures. These administrative charges totaled $0.1 million in fiscal years 2003, 2002 and 2001.

Advances from and to joint venture partnerships from the Company are included in noncurrent assets and liabilities above. Certain advances bear interest.


NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                 Fiscal Year 2003
                                                 ----------------
                                    First       Second       Third      Fourth
                                    -----       ------       -----      ------

Revenues                          $ 90,667(1)  $124,659    $127,944    $153,596
Income from operations               8,771(1)    13,174      22,028      24,812
Net income                           2,891(2)     8,409      15,028      16,873
Diluted earnings per share(3)     $   0.21     $   0.45    $   0.78    $   0.84


                                                 Fiscal Year 2002
                                                 ----------------
                                    First       Second       Third       Fourth
                                    -----       ------       -----       ------

Revenues                          $ 76,834     $ 78,362    $ 95,363    $100,089
Income from operations               3,490       (1,164)      4,842       2,657
Net income (loss)                    2,044       (1,054)      3,367       2,196
Diluted earnings per share        $   0.11     $  (0.06)   $   0.19    $   0.12


                                                 Fiscal Year 2001
                                                 ----------------
                                    First       Second       Third       Fourth
                                    -----       ------       -----       ------

Revenues                          $ 87,036     $ 87,849    $ 77,046    $ 70,900
Income from operations               3,004        3,856       2,215       5,994
Net income                           1,355        2,105       1,465       2,994
Diluted earnings per share        $   0.07     $   0.11    $   0.08    $   0.16


(1) Differences from amounts previously reported are due to the acquisition of Pick-N-Pull which occurred during the Company's second fiscal quarter of 2003, but are reflected in the consolidated results as if the transaction had occurred on September 1, 2002. See Notes 1 and 3.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) During the second fiscal quarter of 2003, the Company recorded a non-cash impairment charge of $1.0 million related to the implementation of SFAS 142 "Goodwill and other Intangible Assets" effected September 1, 2002, and reported it as a "Cumulative effect of change in accounting principle" on the Consolidated Statement of Operations. Net income was restated due to this change.

(2) Diluted earnings per share has been adjusted to reflect the share dividend which occurred on August 14, 2003.

                 Schedule II - Valuation and Qualifying Accounts



               For the Years Ended August 31, 2003, 2002 and 2001
                                 (In thousands)

             Column A                       Column B       Column C - Additions   Column D      Column E
--------------------------------------    -----------   -----------------------   ----------   ----------
                                           Balance at   Charged to   Charged to                Balance at
                                           beginning     Cost and      other                     end of
           Description                     of period     expenses     accounts    Deductions    period
--------------------------------------    -----------   ----------   ----------   ----------   ----------

           Fiscal 2003
           -----------
Allowance for doubtful accounts            $   1,005     $     21     $            $   (314)    $    712
Inventories - net realizable value             1,071          (10)                                 1,061
Deferred tax asset valuation allowance         6,928                                   (838)       6,090


           Fiscal 2002
           -----------
Allowance for doubtful accounts                  920           85                                  1,005
Inventories - net realizable value             1,338         (267)                                 1,071
Deferred tax asset valuation allowance         7,766                                   (838)       6,928

           Fiscal 2001
           -----------
Allowance for doubtful accounts                  670          250                                    920
Inventories - net realizable value             1,536         (198)                                 1,338
Deferred tax asset valuation allowance         8,605                                   (839)       7,766

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE










To the Board of Directors and Shareholders of Schnitzer Steel Industries, Inc.

Our audits of the consolidated financial statements referred to in our report dated October 1, 2003 appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP
Portland, Oregon
October 1, 2003

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.


ITEM 9A CONTROLS AND PROCEDURES


Schnitzer Steel Industries, Inc. management, under supervision of the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining disclosure controls and procedures for Schnitzer Steel Industries, Inc. and its subsidiaries. As of August 31, 2003, with the participation of the Chief Executive Officer and the Chief Financial Officer, management completed an evaluation of the Company's disclosure controls and procedures. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that all material information relating to Schnitzer Steel Industries, Inc. and its subsidiaries is made known to them by others within the organization as appropriate to allow timely decisions regarding required disclosures.

There were no changes in the Company's internal control over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Item 401 of Regulation S-K regarding directors is included under "Election of Directors" in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to executive officers of the Company is included under
Item 4(a) of Part I of this Report. Information required by Item 405 of Regulation S-K is included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics that is applicable to all of its employees. It includes additional provisions that apply to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions (the "Senior Financial Officers"). It also provides a code of business conduct and ethics for members of the Company's Board of Directors. This document is posted on the Company's internet website (www.schnitzersteel.com) and is available free of charge by calling the Company or submitting a request to ir@schn.com. The Company intends to disclose any amendments to or waivers from these Codes for directors, executive officers or Senior Financial Officers on its website.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is included under "Executive Compensation" in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is included under "Voting Securities and Principal Shareholders" in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to securities authorized for issuance under equity compensation plans is included under "Equity Compensation Plan Information" in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders, and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under Certain Transactions in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the Company's principal accountant fees and services is included under "Independent Auditors" in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)  1.   The following financial statements are filed as part of this report:

          See Index to Consolidated Financial Statements and Schedule on page 42 of this report.

     2. The following schedule and report of independent accountants are filed as part of this report:
                                                                            Page
                                                                            ----
          Schedule II Valuation and Qualifying Accounts                       73
          Report of Independent Accountants on Financial Statement Schedule   74

          All other schedules are omitted as the information is either not applicable or is not required.


3. Exhibits:

     2.1 Stock and Membership Interest Purchase Agreement dated January 8, 2003 among Bob Spence, Pick and Pull Auto Dismantling, Inc., Pick-N-Pull Auto Dismantlers, Pick-N-Pull Auto Dismantlers, Stockton, LLC and Norprop, Inc. Filed as Exhibit 2.1 to Registrant's Form 10-Q for the quarter ended November 30, 2002, and incorporated herein by reference.

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

     10.1 Lease Agreement dated August 7, 2003 between Schnitzer Investment Corp. and the Registrant, relating to the corporate headquarters.

     10.2 Lease Agreement dated August 7, 2003 between Schnitzer Investment Corp. and the Registrant, relating to the corporate headquarters.


     10.3 Lease Agreement dated September 1, 1988 between Schnitzer Investment Corp. and the Registrant, as amended, relating to the Portland metals recycling operation. Incorporated by reference to Exhibit 10.3 to the Form S-1.

     10.4 Second Amendment to Lease dated October 28, 1994 between Schnitzer Investment Corp. and the Registrant, relating to Portland metals recycling operation. Filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

     10.5 Third Amendment to Lease dated February 1998 between Schnitzer Investment Corp. and the Registrant, relating to Portland metals recycling operation. Filed as Exhibit 10.25 to Registrant's Form 10-K for the fiscal year ended August 31, 2000, and incorporated herein by reference.

     10.6 Fourth Amendment to Lease dated July 1, 1998, between Schnitzer Investment Corp. and the Registrant, relating to Portland metals recycling operation. Filed as Exhibit 10.26 to Registrant's Form 10-K for the fiscal year ended August 31, 2000, and incorporated herein by reference.

     10.7 Letter dated March 22, 1999 amending the lease between Schnitzer Investment Corp. and the Registrant related to the Portland metals recycling operation. Filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended November 30, 2001, and incorporated herein by reference.

     10.8 Fifth Amendment to Lease dated July 9, 2001 between Schnitzer Investment Corp. and the Registrant related to the Portland metals recycling operation.

     10.9 Sixth Amendment to Lease dated August 7, 2003 between Schnitzer Investment Corp. and the Registrant related to the Portland metals recycling operation.

    10.10 Purchase and Sale Agreement dated August 7, 2003 between Schnitzer Investment Corp. and the Registrant, relating to the Sacramento metals recycling operation's real estate.

    10.11 Second Amended Shared Services Agreement dated September 13, 1993 between the Registrant and certain entities controlled by shareholders of the Registrant. Incorporated by reference to Exhibit 10.5 to the Form S-1.

    10.12 Amendment dated September 1, 1994 to Second Amended Shared Services Agreement between the Registrant and certain entities controlled by shareholders of the Registrant. Filed as Exhibit 10.6 to Registrants Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference.

   *10.13 1993 Stock Incentive Plan of the Registrant. Filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended February 28, 2002, and incorporated herein by reference.

   *10.14 Supplemental Executive Retirement Bonus Plan of the Registrant.
          Filed as Exhibit 10.24 to Registrant's Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference.

   *10.15 Amendment to the Supplemental Executive Retirement Bonus Plan of the
          Registrant effective January 1, 2002. Filed as Exhibit 10.25 to Registrant's Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference.

   *10.16 Deferred Bonus Agreement between the Company and an executive officer. Filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarterly period ended May 31, 1996, and incorporated herein by reference.

   *10.17 Schnitzer Steel Industries, Inc. Economic Value Added Bonus Plan.
          Filed as Exhibit 10.27 to Registrant's Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

     21.1 Subsidiaries of Registrant.

     23.1 Consent of Independent Accountants.

     24.1 Powers of Attorney

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     *Management contract or compensatory plan or arrangement



(b) Reports on Form 8-K

     The following report was filed on Form 8-K during the fiscal quarter ended August 31, 2003:

          On July 1, 2003, the Company filed a Current Report on Form 8-K, to report under Item 9, pursuant to Item 12, the issuance of a press release announcing financial results for the Company's quarter and nine months ended May 31, 2003, and Item 7, Financial Statements and Exhibits.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SCHNITZER STEEL INDUSTRIES, INC.

Dated  November 24, 2003                By:  /s/BARRY A. ROSEN
                                           -------------------------------------
                                           Barry A. Rosen
                                           Vice President, Finance and Treasurer
                                           and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant :
November 24, 2003 in the capacities indicated.


Signature                               Title
---------                               -----

Principal Executive Officer:



*ROBERT W. PHILIP                       President and
-----------------------------------     Chief Executive Officer and Director
Robert W. Philip


Principal Financial Officer:



 /s/ BARRY A. ROSEN                     Vice President, Finance and Treasurer
-----------------------------------     and Chief Financial Officer
Barry A. Rosen





Principal Accounting Officer:



/s/ KELLY E. LANG                       Vice President, Corporate Controller
-----------------------------------
Kelly E. Lang

Directors:


*ROBERT S. BALL                         Director
-----------------------------------
Robert S. Ball


*WILLIAM S. FURMAN                      Director
-----------------------------------
William S. Furman


*CAROL S. LEWIS                         Director
-----------------------------------
Carol S. Lewis


*SCOTT LEWIS                            Director
-----------------------------------
Scott Lewis


*KENNETH M. NOVACK                      Director
-----------------------------------
Kenneth M. Novack


*JEAN S. REYNOLDS                       Director
-----------------------------------
Jean S. Reynolds


*DORI SCHNITZER                         Director
-----------------------------------
Dori Schnitzer


*GARY SCHNITZER                         Director
-----------------------------------
Gary Schnitzer



*RALPH R. SHAW                          Director
-----------------------------------
Ralph R. Shaw


*By:  /s/ BARRY A. ROSEN
     -----------------------------------
      Attorney-in-fact, Barry A. Rosen

                                INDEX TO EXHIBITS

   2.1 Stock and Membership Interest Purchase Agreement dated January 8, 2003 among Bob Spence, Pick and Pull Auto Dismantling, Inc., Pick-N-Pull Auto Dismantlers, Pick-N-Pull Auto Dismantlers, Stockton, LLC and Norprop, Inc. Filed as Exhibit 2.1 to Registrants Form 10-Q for the quarter ended November 30, 2002, and incorporated herein by reference.

   3.1 1993 Restated Articles of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, Registration No. 33-69352 (the Form S-1).

   3.2 Restated Bylaws of the Registrant. Filed as Exhibit 3.2 to Registrants Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference.

   9.1 Schnitzer Steel Industries, Inc. 2001 Restated Voting Trust and Buy-Sell Agreement dated March 26, 2001. Filed as Exhibit 9.1 To Registrants Form 10-K for the rascal year ended August 31, 2001, and incorporated herein by reference.

   10.1 Lease Agreement dated August 7, 2003 between Schnitzer Investment Corp. and the Registrant, relating to the corporate headquarters.

   10.2 Lease Agreement dated August 7, 2003 between Schnitzer Investment Corp. and the Registrant, relating to the corporate headquarters.

   10.3 Lease Agreement dated September 1, 1988 between Schnitzer Investment Corp. and the Registrant, as amended, relating to the Portland metals recycling operation. Incorporated by reference to Exhibit 10.3 to the Form S-1.

   10.4 Second Amendment to Lease dated October 28, 1994 between Schnitzer Investment Corp. and the Registrant, relating to Portland metals recycling operation. Filed as Exhibit 10.1 to Registrants Form 10-Q for the quarterly period ended November 30, 1995, and incorporated herein by reference.

   10.5 Third Amendment to Lease dated February 1998, between Schnitzer Investment Corp. and the Registrant relating to Portland recycled metals recycling operation. Filed as Exhibit 10.25 to Registrants Form 10-K for the fiscal year ended August 31, 2000, and incorporated herein by reference.

   10.6 Fourth Amendment to Lease dated July 1, 1998, between Schnitzer Investment Corp. and the Registrant relating to Portland metals recycling operation. Filed as Exhibit 10.26 to Registrants Form 10-K for the fiscal year ended August 31, 2000, and incorporated herein by reference

   10.7 Letter dated March 22, 1999 amending the lease between Schnitzer Investment Corp. and the Registrant relating to the Portland recycled metals recycling operation. Filed as Exhibit 10.1 to Registrants Form 10-Q for the quarter ended November 30, 2001, and incorporated herein by reference.

   10.8 Fifth Amendment to Lease dated July 9, 2001 between Schnitzer Investment Corp. and the Registrant related to Portland metals recycling operation.

   10.9 Sixth Amendment to Lease dated August 7, 2003 between Schnitzer Investment Corp. and the Registrant related to Portland metals recycling operation.

   10.10 Purchase and Sale Agreement dated August 7, 2003 between Schnitzer Investment Corp. and the Registrant, relating to the Sacramento metals recycling operations real estate.

   10.11 Second Amended Shared Services Agreement dated September 13, 1993 between the Registrant and certain entities controlled by shareholders of the Registrant. Incorporated by reference to Exhibit 10.5 to the Form S-1.

   10.12 Amendment dated September 1, 1994 to Second Amended Shared Services Agreement between the Registrant and certain entities controlled by shareholders of the Registrant. Filed as Exhibit 10.6 to Registrants Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference.

   *10.13 1993 Stock Incentive Plan of the Registrant. Filed as Exhibit 10.1 to
          Registrants Form 10-Q for quarter ended February 28, 2002, and incorporated herein by reference.

   *10.14 Supplemental Executive Retirement Bonus Plan of the Registrant. Filed as Exhibit 10.24 to Registrants Form 10-K for fiscal year ended August 31, 2001, and incorporated herein by reference.

   *10.15 Amendment to the Supplemental Executive Retirement Bonus Plan of the
          Registrant effective January 1, 2002. Filed as Exhibit 10.25 to Registrants Form 10-K for fiscal year ended August 31, 2001, and incorporated herein by reference.

   *10.16 Deferred Bonus Agreement between the Company and an executive officer.
          Filed as Exhibit 10.3 to Registrants Form 10-Q for the quarterly period ended May 31, 1996, and incorporated herein by reference.

   *10.17 Schnitzer Steel Industries, Inc. Economic Value Added Bonus Plan.
          Filed as Exhibit 10.27 to Registrants Form 10-K for fiscal year ended August 31, 2001, and incorporated herein by reference.

   21.1   Subsidiaries of Registrant.

   23.1   Consent of Independent Accountants.

   24.1   Powers of Attorney.

   31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.