Form 10-Q
period 2003-11-30
SCHNITZER STEEL INDUSTRIES INC
filed 2004-01-14
CIK 912603

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2003 or


[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes  [X]  No  [_]

The Registrant had 13,810,822 shares of Class A Common Stock, par value of $1.00 per share, and 6,180,676 shares of Class B Common Stock, par value of $1.00 per share, outstanding at December 31, 2003.

================================================================================

                                      INDEX






                                                                        PAGE NO.
                                                                        --------

PART I.   FINANCIAL INFORMATION

Consolidated Balance Sheets at November 30, 2003
    and August 31, 2003 ...................................................... 3

Consolidated Statement of Operations for the
    Three Months Ended November 30, 2003 and 2002 ............................ 4

Consolidated Statement of Shareholders' Equity for
    the Year Ended August 31, 2003 and the Three
    Months Ended November 30, 2003 ........................................... 5

Consolidated Statement of Cash Flows for the Three
    Months Ended November 30, 2003 and 2002 .................................. 6

Notes to Consolidated Financial Statements ................................... 7

Management's Discussion and Analysis of Financial
    Condition and Results of Operations ......................................13

Quantitative and Qualitative Disclosures about Market Risk....................23

Controls and Procedures.......................................................24





PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K..............................................24

SIGNATURE PAGE................................................................25

                        SCHNITZER STEEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                           Nov. 30, 2003       Aug. 31, 2003
                                                                            ------------        ------------
                                                                            (Unaudited)           (Audited)
                                 Assets
                                 ------
Current Assets:
     Cash                                                                   $      4,990        $      1,687
     Accounts receivable, less allowance for
        doubtful accounts of $749 and $712                                        21,879              38,428
     Accounts receivable from related parties                                        330                 555
     Inventories (Note 2)                                                         67,388              61,143
     Deferred income taxes                                                         4,524               4,524
     Prepaid expenses and other                                                    7,523               7,400
                                                                            ------------        ------------
            Total current assets                                                 106,634             113,737

Net property, plant and equipment                                                142,714             141,224

Other assets:
     Investment in joint and advances to venture partnerships                    125,357             119,066
     Notes receivable, less current portion                                        1,439               1,565
     Goodwill                                                                    111,874             107,209
     Intangibles and other                                                         3,968               5,093
                                                                            ------------        ------------
                                                                            $    491,986        $    487,894
                                                                            ============        ============

                  Liabilities and Shareholders' Equity
                  ------------------------------------
Current liabilities:
     Current portion of long-term debt                                      $        235        $        220
     Accounts payable                                                             19,286              21,537
     Accrued payroll liabilities                                                   6,727               8,896
     Current portion of environmental liabilities                                  4,600               4,639
     Other accrued liabilities                                                     5,977               6,004
                                                                            ------------        ------------
             Total current liabilities                                            36,825              41,296

Deferred income taxes                                                             27,693              33,093

Long-term debt, less current portion                                              84,983              87,045

Environmental liabilities, net of current portion                                 16,375              17,139

Other long-term liabilities                                                        2,741               2,704

Minority interests                                                                 3,899               3,620

Commitments and contingencies                                                       --                  --

Shareholders' equity:
     Preferred stock--20,000 shares authorized, none issued                         --                  --
     Class A common stock--75,000 shares $1 par value
         authorized, 13,802 and 12,445 shares issued and outstanding              13,802              12,445
     Class B common stock--25,000 shares $1 par value
         authorized, 6,182 and 7,061 shares issued and outstanding                 6,182               7,061
     Additional paid-in capital                                                  108,567             104,249
     Retained earnings                                                           190,919             179,242
                                                                            ------------        ------------
             Total shareholders' equity                                          319,470             302,997
                                                                            ------------        ------------
                                                                            $    491,986        $    487,894
                                                                            ============        ============

         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                              For The Three Months Ended November 30,
                                                                 ---------------------------------
                                                                     2003                 2002
                                                                 ------------         ------------
Revenues                                                         $    128,376         $     90,667

Cost and expenses:
      Cost of goods sold and other operating expenses                 106,698               76,780
      Selling and commission expenses                                   1,278                1,185
      General and administrative expenses                               8,232                7,106
                                                                 ------------         ------------

Income from wholly-owned operations                                    12,168                5,596

Income from joint ventures                                              5,937                3,175
                                                                 ------------         ------------

Income from operations                                                 18,105                8,771

Other income (expense):
      Interest expense                                                   (440)                (380)
      Other income (expense)                                              204                 (203)
                                                                 ------------         ------------

                                                                         (236)                (583)
                                                                 ------------         ------------
Income before cumulative effect of change
      in accounting principle, income taxes,
      minority interests and pre-acquisition interests                 17,869                8,188

Income tax provision                                                   (5,182)              (2,015)
                                                                 ------------         ------------
Income before cumulative effect of change
      in accounting principle, minority interests,
      and pre-acquisition interests                                    12,687                6,173

Minority interests, net of tax                                           (510)                (447)
Pre-acquisition interests, net of tax                                    --                 (1,852)
                                                                 ------------         ------------
Income before cumulative effect of change
      in accounting principle                                          12,177                3,874

Cumulative effect of change in accounting principle                      --                   (983)
                                                                 ------------         ------------
Net income                                                       $     12,177         $      2,891
                                                                 ============         ============
Net income per share - basic:
      Income before cumulative effect of change
            in accounting principle                              $       0.62         $       0.21
      Cumulative effect of change in accounting principle                --                  (0.05)
                                                                 ------------         ------------
      Net Income                                                 $       0.62         $       0.16
                                                                 ============         ============
Net income per share - diluted:
      Income before cumulative effect of change
            in accounting principle                              $       0.59         $       0.20
      Cumulative effect of change in accounting principle                --                  (0.05)
                                                                 ------------         ------------
      Net Income                                                 $       0.59         $       0.15
                                                                 ============         ============

         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)

                                          Class A                     Class B
                                       Common Stock                Common Stock          Additional
                                 ------------------------    ------------------------     Paid-in       Retained
                                   Shares         Amount       Shares        Amount       Capital       Earnings      Total
                                 ----------    ----------    ----------    ----------    ----------    ----------   ----------
Balance at August 31, 2002            5,025    $    5,025         4,180    $    4,180    $   96,074    $  147,669   $  252,948

Class B common stock converted
   to Classs A common stock             635           635          (635)         (635)                                    --
Class A common stock issued             547           547                                     8,175                      8,722
Net income                                                                                                 43,201       43,201
Stock dividend                        6,238         6,238         3,516         3,516                      (9,754)        --
Cash dividends paid                                                                                        (1,874)      (1,874)
                                 ----------    ----------    ----------    ----------    ----------    ----------   ----------

Balance at August 31, 2003           12,445        12,445         7,061         7,061       104,249       179,242      302,997

Class B common stock converted
   to Classs A common stock             879           879          (879)         (879)                                    --
Class A common stock issued             478           478                                     4,318                      4,796
Net income                                                                                                 12,177       12,177
Cash dividends paid                                                                                          (500)        (500)
                                 ----------    ----------    ----------    ----------    ----------    ----------   ----------

Balance at November 30, 2003         13,802    $   13,802         6,182    $    6,182    $  108,567    $  190,919   $  319,470
                                 ==========    ==========    ==========    ==========    ==========    ==========   ==========













         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                            For The Three Months Ended November 30,
                                                               ---------------------------------
                                                                   2003                 2002
                                                               ------------         ------------
Operations:
Net income                                                     $     12,177         $      2,891
Noncash items included in income:
   Cumulative effect of change in accounting principle                 --                    983
   Depreciation and amortization                                      5,050                4,029
   Minority and pre-acquisition interests                               718                3,106
   Equity in income of joint ventures                                (5,937)              (3,175)
   Deferred income tax                                               (5,400)                  (1)
   (Gain) loss on disposal of assets                                   (341)                  16
Cash provided (used) by changes in working capital:
   Accounts receivable                                               16,774               12,659
   Inventories                                                       (6,245)             (15,035)
   Prepaid expenses and other                                          (123)                  74
   Accounts payable                                                  (2,251)              (4,066)
   Accrued liabilities                                               (2,198)              (1,343)
   Environmental liabilities                                           (803)                (314)
   Other assets and liabilities                                         973               (3,543)
                                                               ------------         ------------

Net cash provided (used) by operations                               12,394               (3,719)
                                                               ------------         ------------

Investing:
Capital expenditures                                                 (6,209)              (4,231)
Investment in subsidiaries                                           (4,695)                --
Cash received from joint ventures                                        42                1,005
Cash paid to joint ventures                                            (433)                (284)
Proceeds from sale of assets                                            395                   18
                                                               ------------         ------------

Net cash used by investments                                        (10,900)              (3,492)
                                                               ------------         ------------

Financing:
Issuance of Class A common stock                                      4,796                 --
Distributions to minority and pre-acquisition interests                (440)                --
Dividends declared and paid                                            (500)                (461)
Decrease in long-term debt                                           (2,047)             (22,694)
                                                               ------------         ------------

Net cash provided (used) by financing                                 1,809              (23,155)
                                                               ------------         ------------

Net increase (decrease) in cash                                       3,303              (30,366)

Cash at beginning of period                                           1,687               32,974
                                                               ------------         ------------

Cash at end of period                                          $      4,990         $      2,608
                                                               ============         ============

         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003 AND 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION
The accompanying unaudited interim financial statements of Schnitzer Steel Industries, Inc. (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, management suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the fiscal year ended August 31, 2003. The results for the three months ended November 30, 2003 and 2002 are not necessarily indicative of the results of operations for the entire year.

Note 3 of the Notes to the Consolidated Financial Statements describes an acquisition that occurred on February 14, 2003. Under Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," the acquisition is considered a "step" acquisition due to the fact that the Company had a significant joint venture interest in the acquired business for a number of years. Additionally, since the acquisition occurred during the year, the Company elected to include it in the consolidated results as though it had occurred at the beginning of fiscal 2003. Thus, the statement of operations, balance sheet, and statement of cash flows for the three months ended November 30, 2002 have been adjusted to consolidate the acquisition as of September 1, 2002. Also, the acquired businesses were consolidated with the Company's previous interest in the business to form a separate reporting segment called the Auto Parts Business. As such, the financial information that was reported in the Company's Form 10-Q for the quarter ended November 30, 2002 has been restated to consolidate the acquisition as of September 1, 2002.

RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to the fiscal 2004 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

EARNINGS AND DIVIDENDS PER SHARE
Basic earnings per share (EPS) are computed based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003 AND 2002

The following represents reconciliation from basic EPS to diluted EPS (in thousands, except per share amounts):

                                                                               For the Three Months Ended
                                                                                       November 30,
                                                                                  2003             2002
                                                                                --------         --------
Income before cumulative effect of change in accounting principle               $ 12,177         $  3,874
Cumulative effect of change in accounting principle                                  --              (983)
                                                                                --------         --------
Net income                                                                      $ 12,177         $  2,891
                                                                                ========         ========

Computation of shares (1):
    Average common shares outstanding                                             19,721           18,410
    Stock options                                                                    910              300
                                                                                --------         --------
    Diluted average common shares outstanding                                     20,631           18,710
                                                                                ========         ========

Basic EPS:
    Income before cumulative effect of change in accounting principle             $ 0.62           $ 0.21
    Cumulative effect of change in accounting principle                              --             (0.05)
                                                                                  ------           ------
    Net income                                                                    $ 0.62           $ 0.16
                                                                                  ======           ======

Diluted EPS:
    Income before cumulative effect of change in accounting principle             $ 0.59           $ 0.20
    Cumulative effect of change in accounting principle                              --             (0.05)
                                                                                  ------           ------
    Net income                                                                    $ 0.59           $ 0.15
                                                                                  ======           ======

Dividend per share                                                                $0.025           $0.025
                                                                                  ======           ======


(1) Basic and diluted earnings per share and dividends per common share for the three months ended November 30, 2002, have been adjusted to reflect the one-for-one share dividend paid on August 14, 2003, to shareholders of record on July 24, 2003.

Options to purchase 1,003,400 shares were outstanding at November 30, 2002, but not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

STOCK INCENTIVE PLAN
The Company's compensation expense for its stock incentive plans is determined using the intrinsic value method. Accordingly, because the exercise price equals the market price on the date of the grant, no compensation expense is recognized by the Company for stock options issued to employees, consultants and directors. If the fair value based method had been applied in measuring stock compensation expense, the pro forma effect on net income per share would have been as follows (in thousands, except earnings per share):

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003 AND 2002


                                                        Three Months Ended
                                                            November 30,
                                                            ------------
                                                          2003        2002
                                                        -------      ------
Reported net income                                     $12,177      $2,891
Stock compensation expense, net of tax                    ( -- )      ( 219)
                                                        -------      ------
Pro forma net income                                    $12,177      $2,672
                                                        =======      ======

Reported basic income per share                          $ 0.62       $0.16
Pro forma basic income per share                         $ 0.62       $0.14

Reported diluted income per share                        $ 0.59       $0.15
Pro forma diluted income per share                       $ 0.59       $0.14

Pro forma diluted net income per share for the quarter ended November 30, 2002 is computed excluding potential common shares of 1,003,400, as their effect is anti-dilutive.

GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the three months ended November 30, 2003, are as follows (in thousands):

                                     Metals        Steel
                                   Recycling   Manufacturing   Auto Parts
                                    Business     Business       Business     Total
                                    --------     --------       --------     -----
Balance as of August 31, 2003,
audited                             $ 34,771          --        $ 72,438    $107,209
Acquisition (Note 3)                     --           --           4,665       4,665
                                    --------     --------       --------    --------
Balance as of November 30, 2003,
unaudited                           $ 34,771     $    --          77,103    $111,874
                                    ========     ========       ========    ========

The Company performed a transitional impairment test of its goodwill and intangible assets during the second quarter of fiscal 2003. As a result of this test, the Company recorded a non-cash impairment charge of $983,000, effective September 1, 2002, and reported it as a "Cumulative effect of change in accounting principle" on the Consolidated Statement of Operations. The goodwill was not deductible for tax purposes, thus the amount was not tax affected. The Company will perform impairments tests annually and whenever events and circumstances indicate that the value of goodwill and other indefinite-lived intangible assets might be impaired.


NOTE 2 - INVENTORIES:

Inventories consisted of the following (in thousands):

                                      November 30,        August 31,
                                          2003               2003
                                      -----------         ----------
                                      (Unaudited)         (Audited)

         Recycled metals                $25,296            $21,115
         Work in process                  9,363              8,254
         Finished goods                  20,475             19,912
         Supplies                        12,254             11,862
                                        -------            -------
                                        $67,388            $61,143
                                        =======            =======

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003 AND 2002


NOTE 3 - BUSINESS COMBINATIONS:

During the Company's most recent fiscal year, on February 14, 2003, the Company's wholly-owned subsidiary, Norprop, Inc. ("Norprop") closed its acquisition (the "Acquisition") of all of the stock of Pick and Pull Auto Dismantling, Inc., which was the Company's 50% partner in Pick-N-Pull Auto Dismantlers, a California general partnership (the "Joint Venture") and all of the membership interests in Pick-N-Pull Auto Dismantlers, Stockton, LLC ("Stockton"). The cost of the Acquisition consisted of $71.4 million of cash paid to the seller at closing, $3.3 million of debt assumed and immediately paid off, and $0.6 million of acquisition costs. In addition, Norprop assumed approximately $12.5 million of debt owed by the Joint Venture to the Company. An additional payment of $4.7 million was made during the fiscal quarter ended November 30, 2003, as a result of an amendment to the Purchase Agreement, bringing the total purchase price to $92.5 million (or $88.9 million net of the seller's $3.6 million share of the Joint Venture's cash on hand at closing). The Joint Venture stores together with the Stockton store are one of the country's leading self-service used auto parts networks with 23 store locations, 17 in northern California, two in Nevada, and one in each of Texas, Utah, Illinois and Indiana.

The purchase price is subject to the terms of the Purchase Agreement, which provides for a purchase price adjustment one year after closing based upon calendar year 2002 and 2003 earnings before interest, taxes, depreciation and amortization (EBITDA) of the acquired Auto Parts Business. As defined by the Purchase Agreement, the contingent future adjustment may increase or decrease the initial purchase price by up to $12 million.

The purchase price allocation has been prepared on a preliminary basis and is subject to changes due primarily to the contingent future adjustment mentioned above. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition (in millions):

Property, plant and equipment               $13.3
Other tangible assets                         2.6
Other assets                                  5.4
Liabilities                                  (4.1)
Goodwill                                     75.3
                                            -----
     Total                                  $92.5
                                            =====

Goodwill of $75.3 million represents the excess of purchase price over the fair value of the net tangible assets acquired, and, as a result of a tax election filed jointly by the Company and seller, substantially all of it will be deductible for tax purposes over a 15-year period. Also, approximately $1.8 million of goodwill existed on the Joint Venture's balance sheet prior to the Acquisition but was not shown separately in accordance with the equity method of accounting. Therefore, the total increase to goodwill related to the Acquisition was $77.1 million. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortized and will be tested for impairment at least annually.

NOTE 4 - SEGMENT INFORMATION:

The Company operates in three industry segments: metal processing and recycling (Metals Recycling Business), mini-mill steel manufacturing (Steel Manufacturing Business) and self-service used auto parts (Auto Parts Business). Additionally, the Company is a non-controlling partner in joint ventures, which are either in the metals recycling business or are suppliers of unprocessed metals. The Joint Ventures in the Metals Recycling Business sell recycled metals that have been processed at their facilities (Processing) and also buy and sell third parties' processed metals (Brokering). The Company considers these joint ventures to be separate segments because they are managed separately. These joint ventures are accounted for using the equity method. As such, the operating information provided below related to the joint ventures is shown separately from consolidated

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003 AND 2002

information, except for the Company's equity in the net income of, investments in and advances to the joint ventures. Additionally, assets and capital expenditures are not shown for the joint ventures as management does not use that information to allocate resources or assess performance. The Company does not allocate corporate interest income and expense, income taxes or other income and expenses related to corporate activity to its operating segments.

The financial statement information that was reported in the Company's Form 10-Q for the quarter ended November 30, 2002 has been restated to include the new reporting segment called the Auto Parts Business. This segment was formed as a result of an acquisition which occurred in February 2003. Please refer to Note 3 of the Notes to the Consolidated Financial Statements.

Revenues from external customers for the Company's consolidated operations are as follows (in thousands):

                                                      For the Three Months Ended
                                                             November 30,
                                                        2003             2002
                                                      --------         --------

  Metals Recycling Business                           $ 79,602         $ 45,574
  Auto Parts Business                                   17,660           16,139
  Steel Manufacturing Business                          53,219           42,830
  Intersegment revenues                                (22,105)         (13,876)
                                                      --------         --------
  Consolidated revenues                               $128,376         $ 90,667
                                                      ========         ========

The joint ventures' revenues from external customers are as follows (in thousands):

                                                      For the Three Months Ended
                                                              November 30,
                                                        2003             2002
                                                      --------         --------
Joint Ventures in the Metals Recycling Business:
            Processing                                $128,711         $104,570
            Brokering                                   45,121           50,532
Joint Venture Suppliers of Metals                        2,048            2,095
                                                      --------         --------
Total revenues                                        $175,880         $157,197
                                                      ========         ========


The Company's income (loss) from operations is as follows (in thousands):

                                                      For the Three Months Ended
                                                             November 30,
                                                        2003             2002
                                                      --------         --------
Metals Recycling Business                             $  9,923         $  3,096
Auto Parts Business                                      5,889            5,208
Steel Manufacturing Business                              (142)          (1,257)
Joint Ventures in the Metals Recycling Business          5,986            3,071
Joint Ventures Suppliers of Metals                         (49)             104
Corporate expense                                       (2,646)          (2,024)
Eliminations                                              (856)             573
                                                      --------         --------
Consolidated income from operations                   $ 18,105         $  8,771
                                                      ========         ========


Income from operations generated by the joint ventures represents the Company's equity in the income or loss of these entities.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003 AND 2002


The Company's share of depreciation and amortization expense included in the determination of joint ventures' income from operations is as follows (in thousands):


                                                      For the Three Months Ended
                                                             November 30,
                                                        2003             2002
                                                      --------         --------
Joint Ventures in the Metal Recycling Business        $  1,732         $  1,636
Joint Ventures Suppliers or Metals                          66               74
                                                      --------         --------
Total                                                 $  1,798         $  1,710
                                                      ========         ========

                        SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company operates in three industry segments. The Company's Metals Recycling Business collects, processes and recycles steel and other metals through its facilities. The Company's Steel Manufacturing Business operates a mini-mill near Portland, Oregon, which melts recycled metal, produces finished steel products and maintains one mill depot in Southern California and a third party depot in Central California. The Company's Auto Parts Business purchases used and wrecked automobiles and allows retail customers the opportunity of extracting parts for purchase in its self-service auto parts stores, with 17 located in California, two in Nevada and one store in each of Texas, Utah, Illinois and Indiana. Additionally, the Company is a non-controlling partner in joint ventures that are either in the metals recycling business or are suppliers of unprocessed metals. The Joint Ventures in the Metals Recycling Business sell recycled metals that have been processed at their facilities (Processing) and also buy and sell third parties' processed metals (Brokering).

Note 3 of the Notes to the Consolidated Financial Statements describes an acquisition that occurred on February 14, 2003. Under Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," the acquisition is considered a "step" acquisition due to the fact that the Company had a significant joint venture interest in the acquired business for a number of years. Additionally, since the acquisition occurred during the year, the Company elected to include it in the consolidated results as though it had occurred at the beginning of fiscal 2003. Thus, the statement of operations, balance sheet, and statement of cash flows for the three months ended November 30, 2002 have been adjusted to consolidate the acquisition as of September 1, 2002. Also, the acquired businesses were consolidated with the Company's previous interest in the business to form a separate reporting segment called the Auto Parts Business. As such, the financial information that was reported in the Company's Form 10-Q for the quarter ended November 30, 2002 has been restated to consolidate the acquisition as of September 1, 2002.

                        SCHNITZER STEEL INDUSTRIES, INC.

RESULTS OF OPERATIONS

The Company's revenues and operating results by business segment are summarized below (in thousands):

                                               For the Three Months Ended
                                                       November 30,
                                                   2003            2002
                                                ---------       ---------
REVENUES:
Metals Recycling Business:
     Ferrous sales                              $  65,894       $  33,930
     Nonferrous sales                              12,409          10,115
     Other sales                                    1,299           1,529
                                                ---------       ---------
         Total sales                               79,602          45,574

Auto Parts Business                                17,660          16,139
Steel Manufacturing Business                       53,219          42,830
Intercompany sales eliminations                   (22,105)        (13,876)
                                                ---------       ---------
         Total                                  $ 128,376       $  90,667
                                                =========       =========

INCOME (LOSS) FROM OPERATIONS:
Metals Recycling Business                       $   9,923       $   3,096
Auto Parts Business                                 5,889           5,208
Steel Manufacturing Business                         (142)         (1,257)
Joint Ventures                                      5,937           3,175
Corporate expense                                  (2,646)         (2,024)
Intercompany eliminations                            (856)            573
                                                ---------       ---------
         Total                                  $  18,105       $   8,771
                                                =========       =========

NET INCOME                                      $  12,177       $   2,891
                                                =========       =========



The Joint Ventures' revenues and results of operations were as follows (in thousands):

                                                            For the Three Months Ended
                                                                    November 30,
                                                                2003           2002
                                                              --------      ---------
Total revenues from external customers recognized by:

Joint Ventures in the Metals Recycling Business
    Processing                                                $128,711      $104,570
    Trading                                                     45,121        50,532
Joint Venture Suppliers of Metals                                2,048         2,095
                                                              --------      --------
                                                              $175,880      $157,197


Income from joint ventures recognized by the Company from:

Joint Ventures in the Metals Recycling Business               $  5,986      $  3,071
Joint Venture Suppliers of Metals                                  (49)          104
                                                              --------      --------
                                                              $  5,937      $  3,175
                                                              ========      ========

                        SCHNITZER STEEL INDUSTRIES, INC.

The following table summarizes certain selected operating data for the Company and its joint venture businesses:

                                                  For the Three Months Ended
                                                         November 30,
                                                     2003            2002
                                                   --------        --------
SHIPMENTS (in thousands):

METALS RECYCLING BUSINESS:
Ferrous recycled metal (long tons):
    To Steel Manufacturing Business                     158             115
    To other unaffiliated domestic customers             16              38
    To export customers                                 235             142
                                                   --------        --------
        Total ferrous recycled metal                    409             295
                                                   ========        ========

Nonferrous metal (pounds)                            28,300          25,500
                                                   ========        ========

STEEL MANUFACTURING BUSINESS:
Finished steel products (net tons)                      163             142
                                                   ========        ========

JOINT VENTURES IN THE METALS RECYCLING BUSINESS:
Ferrous recycled metal (long tons):
         Processed                                      675             636
         Brokered                                       677             470
                                                   --------        --------
                                                      1,352           1,106
                                                   ========        ========

FIRST QUARTER FISCAL 2004 COMPARED TO FIRST QUARTER FISCAL 2003

GENERAL. During the first quarter of fiscal 2004, the Metals Recycling Business continued to experience improved market conditions, which have not been seen since before the 1997 Asian financial crisis. Markets began to improve early in calendar 2002 primarily due to export tariffs and bans imposed by some of the countries of the former Soviet Union which caused the supplies of ferrous recycled metals available to export from those countries to decrease. In addition, global demand for ferrous recycled metal has grown due primarily to the growing Asian economies, in particular, China. Due to the rising prices, certain foreign steel producers delayed placing new orders during the first quarter of fiscal 2003. By the end of the quarter, foreign buyers needed to replenish their inventories and began to place orders at price levels that were at or above prices recognized in the first two months of the quarter. As a result, the Metals Recycling Business' ferrous sales volumes were unusually low in the first quarter of fiscal 2003. Throughout much of the remainder of fiscal 2003 and into the first quarter of fiscal 2004, selling prices continued to rise primarily due to strong Asian demand, the tight supply of ferrous metal available in the export market and the weakness of the U.S. dollar relative to other foreign currencies. Demand, which is being fueled primarily by China, continues to remain strong. In 2000, China produced an estimated 129 million tons of steel representing 16% of the world's production. It's anticipated that China will produce approximately 215 million tons of crude steel in all of 2003 representing nearly 23% of the world's total production. This growing steel production is directly increasing demand and prices for recycled ferrous metal.

The Company has also experienced modest increases in demand domestically over the previous year due to improvements in the U.S. economy. Additionally, continued strong demand for nonferrous recycled metals, particularly from China, boosted nonferrous metals selling prices. During the same period, the cost of unprocessed metal rose as well, which, combined with rising ocean freight rates, partially offset the increase in selling prices. Ocean freight costs rose 50% from the first quarter of last year, due to the combination of higher

                        SCHNITZER STEEL INDUSTRIES, INC.

fuel prices and an increase in Asian demand for bulk cargo vessels that traditionally ship scrap metal and other bulk commodity products.

The Joint Ventures in the Metals Recycling Business were affected by many of the same supply and demand factors as the Company's wholly-owned Metals Recycling Business during the first fiscal 2004 quarter.

The Steel Manufacturing Business saw higher average selling prices and higher sales volumes during the first quarter of fiscal 2004 compared with the first quarter of fiscal 2003. Sales prices benefited from a higher valued product sales mix and lower volumes of competing imported steel, which is partially attributed to the weakness of the U.S. dollar and higher ocean freight rates. Additionally, steel producers continued to raise selling prices in an attempt to offset the sharp rise in raw material and energy costs. Sales volumes have increased over the first quarter of fiscal 2003, due primarily to industry consolidation, modest increases in end user demand and lower steel imports resulting from the weakness in the U.S. dollar relative to foreign currencies. Partially offsetting the higher selling prices and volumes was an increase in the cost of ferrous recycled metal.

The Auto Parts Business segment was formed in the second quarter of fiscal 2003 as a result of the acquisition referred to in the "Overview" section. It purchases used and salvaged vehicles, sells parts from those vehicles through its retail facilities and wholesale operations and sells the remaining portion of the vehicles to metal recyclers. The retail operations are somewhat seasonal and principally affected by weather conditions and promotional events. Since the stores are open to the natural elements, during periods of prolonged wet, cold or extreme heat, the retail business tends to slow down due to the difficult customer working conditions. Further, the Company generally runs promotional events during seasonably moderate times of the year when it is most likely to affect the buying patterns of its retail customers. As a result, the Company's first and third fiscal quarters tend to generate the most retail sales and the second and fourth fiscal quarters are the slowest in terms of retail sales. The Auto Parts Business' other primary source of revenue is the sale of scrap metal and other parts wholesale. Revenues for the wholesale product lines are principally affected by commodity prices and shipping schedules. In recent years, the wholesale business has also improved by efficiency and work practice changes, which has increased the volume of wholesale parts sales. As mentioned earlier in the discussions regarding the Metal Recycling Business, recycled metal prices have increased dramatically since the second quarter of fiscal 2002, which has positively affected the wholesale revenues and profits of the Auto Parts Business.

Net income for the first quarter of fiscal 2004 compared with the same quarter in the previous fiscal year benefited from improvements in all of the Company's business segments. The Metals Recycling Business and the Steel Manufacturing Business experienced higher average selling prices as well as higher sales volumes. The Auto Parts Business saw an increase in wholesale revenues offset by a modest decline in retail revenues. Wholesale revenues have increased due to the increase in recycled metals prices. The joint ventures in the metals recycling business also saw higher income primarily due to the same factors as the Company's Metals Recycling Business.

REVENUES. Consolidated revenues for the quarter ended November 30, 2003 increased 42% from $90.7 million to $128.4 million compared with the first quarter of fiscal 2003. The increase was primarily a result of increases in the Metals Recycling Business' sales volume and average net selling price per ton. The Steel Manufacturing Business also showed gains in average selling prices and sales volumes and the Auto Parts Business wholesale revenues increased while its retail revenues have declined slightly.

Revenues for the Metals Recycling Business for the quarter ended November 30, 2003, before intercompany eliminations, increased $34.0 million (75%) compared with the fiscal 2003 quarter primarily due to higher average net selling prices per ton and higher sales volumes. Total ferrous sales volumes increased by approximately 114,000 tons (39%) due primarily to the market conditions previously mentioned in the "General" paragraph. Ferrous export sales volumes increased 65%. Sales to the Steel Manufacturing Business increased by 43,000 tons (37%) to 158,000 tons in order to meet the increased melt shop production at the Company's steel mill. The average sales price, net of shipping costs (average net sales price), for ferrous metals

                        SCHNITZER STEEL INDUSTRIES, INC.

increased $38 per ton (37%) to $140 per ton from the first quarter of fiscal 2004 due to the lower supplies of competing metal in global markets and strong demand in Asia. Nonferrous sales volume increased 11% and the average selling price per pound increased 11%, which was primarily attributable to continued strong demand from China.

The Steel Manufacturing Business' revenues for the quarter ended November 30, 2003 increased $10.4 million (24%), to $53.2 million compared with the prior year quarter, reflecting higher average sales prices and higher volumes. Finished steel shipments were 15% higher than the prior year with the average finished steel net selling price up $26 per ton (9%) to $310 per ton compared with the same quarter last year. These price increases were primarily caused by steel producers attempting to offset the sharp rise in raw material and energy costs. The wire rod average net sales price was up 3% compared with the first quarter of fiscal 2003. Average rebar selling prices have increased 13% and merchant bar selling prices have increased 12% from the first fiscal 2003 quarter. These increases were due to market dynamics in which the production costs for most suppliers were higher than selling prices and selling prices needed to be adjusted upward.

Revenues for the Auto Parts Business for the first quarter ended November 30, 2003, before intercompany eliminations, increased $1.5 million (9%) compared with the fiscal 2003 quarter primarily due to an increase in wholesale revenues driven by higher sales prices for scrapped auto bodies due to rising ferrous recycled metal prices. Wholesale prices also benefited from the implementation of improved efficiencies and changes in work practices which was caused in part by a new distribution center. This, coupled with strong pricing, resulted in increased sales volumes. Retail revenues were down slightly due to a reduction in customer admissions in certain markets resulting primarily from increased competition.

COST OF GOODS SOLD. Consolidated cost of goods sold increased $29.9 million (39%) for the first quarter ended November 30, 2003, compared with the same period last year. Cost of goods sold decreased as a percentage of revenues from 85% to 83%. Gross profit increased $7.8 million to $21.7 million during the latest quarter compared to the prior year quarter driven by profit margin improvements at the Company's Metal Recycling and Steel Manufacturing Business segments.

For the Metal Recycling Business, the cost of goods sold as a percentage of revenues decreased compared with the first quarter of fiscal 2003 from 85% to 82%. Gross profit increased by $7.4 million to $14.4 million. The increase in gross profit was attributable to higher average net selling prices per ton and higher sales volumes. Compared with the first quarter of last year, the average ferrous metals cost of sales per ton increased 31% due primarily to higher purchase costs for unprocessed ferrous metals. Generally, a change in the cost of unprocessed metal has a strong correlation to changes in the average selling price. Thus, as selling prices rose compared with last year's quarter, so did the cost of unprocessed metal.

For the first quarter of fiscal 2004, cost of goods sold for the Steel Manufacturing Business increased $9.1 million (21%) compared to the same period last year and as a percentage of revenues decreased from 101% to 99%. Cost of goods sold per ton increased 6% primarily due to higher raw material costs. In the first quarter of fiscal 2004, the gross profit was $0.7 million compared with a gross loss of $0.5 million in the first quarter of last year. This improvement was primarily attributable to higher prices offset by higher raw material costs. The Auto Parts Business' cost of sales was $1.0 million (11%) higher during the first quarter of fiscal 2004 as compared to the cost of sales for the fiscal 2003 quarter. The higher cost of sales was due to higher car purchase costs that result from higher scrap metal prices. As a percentage of revenues, the cost of sales remained relatively unchanged from the prior year.

JOINT VENTURES. The Joint Ventures in the Metals Recycling Business predominantly sell recycled ferrous metal. Revenues for this segment in the first quarter of fiscal 2004 increased $18.7 million (12%) compared with the prior year quarter primarily due to higher average net selling prices per ton. Due to the same supply and demand circumstances described earlier for the Company's wholly-owned businesses, the Joint Ventures that process

                        SCHNITZER STEEL INDUSTRIES, INC.

recycled metals had a 35% increase in the average net selling price per ton for ferrous recycled metals and sales volumes increased 6% over the prior year.

The Company's equity in income from its Joint Ventures for the first quarter of fiscal 2004 increased to $5.9 million from $3.2 million in the first quarter of fiscal 2003. The increase in income from these Joint Ventures was primarily caused by the earlier-mentioned higher selling prices of the processing Joint Ventures. Additionally, the Joint Ventures have worked to improve operational efficiencies, thereby increasing their operating margins per ton.

GENERAL AND ADMINISTRATIVE EXPENSE. Compared with the first quarter of fiscal 2003, general and administrative expense for the same quarter this fiscal year increased $1.1 million. As a percentage of revenues, general and administrative expense has decreased by 1.4 percentage points, from 7.8% to 6.4% due to spreading the Company's fixed costs over higher revenues.

INTEREST EXPENSE. Interest expense for the first quarter of fiscal 2004 increased 16% to $0.4 million compared with the first quarter of fiscal 2003. The increase was primarily a result of higher average debt balances during the fiscal 2004 quarter compared with the fiscal 2003 quarter.

INCOME TAX PROVISION. The tax rate for the first quarter of fiscal 2004 was approximately 29.0%, compared with a tax rate of 24.6% for the prior year quarter. The current quarter rate is lower than the 35% federal statutory tax rate for three primary reasons: (1) The implementation of SFAS 142 has eliminated the amortization of goodwill for financial reporting purposes, while some goodwill can be amortized for tax purposes; (2) export sales, which under current Federal law are taxed at a lower rate than domestic sales, have increased; and (3) net operating loss carryforwards that accompanied an earlier acquisition continue to provide benefit.

PRE-ACQUISITION INTERESTS. For the first quarter of fiscal 2003, pre-acquisition interests of $1.9 million, which are net of tax, represent the share of income attributable to the former joint venture partner prior to the acquisition. See
Note 3 of the Notes to the Consolidated Financial Statements.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. The Company performed a transitional impairment test of its goodwill and intangible assets during the second quarter of fiscal 2003. As a result of this test, the Company recorded a non-cash impairment charge of $983,000, effective September 1, 2002, and reported it as a "Cumulative effect of change in accounting principle" on the Consolidated Statement of Operations.

LIQUIDITY AND CAPITAL RESOURCES. Cash provided by operations for the three months ended November 30, 2003 was $12.4 million compared with a cash usage of $3.7 million for the same period in the prior fiscal year. The change in cash flow was due primarily to higher net income and a smaller increase in inventory levels for the current period compared to the previous year.

Capital expenditures for the three months ended November 30, 2003 were $6.2 million compared with $4.2 million during the first three months of fiscal 2003. The increase was primarily due to improvement projects at the Company's Oakland, California recycling facility and its steel mill. The Company expects to spend approximately $24.3 million on capital projects during the remainder of fiscal 2004.

As a result of acquisitions completed in prior years the Company had $21.0 million of accrued environmental liabilities as of November 30, 2003. The Company expects to require significant future cash outlays as it incurs the actual costs relating to the remediation of such environmental liabilities.

As of November 30, 2003, the Company had a committed unsecured bank credit facility totaling $150 million that matures in May 2006. The Company also had an additional unsecured line of credit of $20 million, which is uncommitted. The Company's debt agreements have certain restrictive covenants. As of November 30, 2003, the Company was in compliance with such covenants and had aggregate bank borrowings outstanding of $77.0 million.

                        SCHNITZER STEEL INDUSTRIES, INC.

In July 2002, the Company's metals recycling joint ventures with Hugo Neu Corporation entered into a $70 million revolving credit facility ("JV Credit Facility") with a group of banks for working capital and general corporate purposes. Prior to that time, the joint ventures' working capital and other cash needs had been met by advances provided equally by the Company and its partner, Hugo Neu Corporation. The JV Credit Facility expires in July 2004 and is secured by the inventory and receivables of the joint venture businesses. The Company is not a guarantor of the JV Credit Facility. The JV Credit Facility has a number of covenants and restrictions, including restrictions on the level of distributions to the joint venture partners. As of November 30, 2003, the joint ventures were in compliance with such covenants. Borrowings under the JV Credit Facility totaled $64.0 million at November 30, 2003. The increased borrowing levels were primarily caused by increases in working capital resulting from increasing volumes from the global trading business coupled with shipping delays that resulted in a temporary build up in inventory. Additionally, the Joint Ventures recently requested an increase in the credit line of $40 million to fund growth.

Pursuant to a stock repurchase program, the Company is authorized to repurchase up to 3.0 million shares of its stock when the market price of the Company's stock is not reflective of management's opinion of an appropriate valuation of the stock. Management believes that repurchasing shares under these conditions enhances shareholder value. During the first three months of fiscal 2004, the Company made no share repurchases. As of November 30, 2003, the Company had repurchased a total of 1.3 million shares under this program.

The Company believes that its current cash balance, internally generated funds and existing credit facilities will provide adequate financing for capital expenditures, working capital, joint ventures, stock repurchases, debt service requirements and future environmental obligations for the next twelve months. In the longer term, the Company may seek to finance business expansion with additional borrowing arrangements or additional equity financing.

OUTLOOK. The Metals Recycling Business normally accepts orders 60 to 90 days before shipment. Based upon the Metals Recycling Businesses' second quarter 2004 order backlog, contracted selling prices are, on average, higher than the amount realized in the first quarter of fiscal 2004, and significantly higher than the amount reported during last year's second quarter. The higher selling prices are expected to be tempered by rising ocean freight rates as well as upward pressure on the cost to purchase metal from suppliers. Sales volumes are anticipated to be in the range of 520,000 to 550,000 tons. Similar market factors are expected to affect our Joint Ventures in the Metals Recycling Business.

On December 4, 2003, President Bush terminated the steel import tariffs that were enacted in March 2002. The tariffs affected two of the Steel Manufacturing Business's three major production lines, namely rebar and merchant bar products. It has been management's belief that the tariffs, when enacted, did not significantly benefit the pricing of the Company's products. Thus, the President's decision to rescind the tariffs is not expected to significantly affect the prices of these products going forward. Management anticipates the domestic economy will continue to improve, which should benefit the Company's Steel Manufacturing Business. However, second quarter demand and sales volumes are traditionally the lowest of the four fiscal quarters due to seasonal and weather factors. Over the last few months, the Steel Manufacturing Business and its competitors announced a number of price increases, which led to higher selling prices. Two additional announced price increases totaling $40 per ton on rebar and merchant bar are expected to take effect in the second quarter of 2004 and should result in higher average selling prices. The higher selling prices should mitigate the rise in recycled metal and energy costs. The Steel Manufacturing Business also received $1.8 million during the second quarter as a final payment regarding an electrode price fixing settlement that was settled in favor of a number of steel mills, including the Company. This amount will be recognized as income from operations during the second quarter of fiscal 2004.

                        SCHNITZER STEEL INDUSTRIES, INC.

Due to adverse weather conditions, the second quarter of each fiscal year is seasonably slow for the Auto Parts Business in terms of retail sales. The slower retail sales are expected to be partially offset by stronger wholesale revenues.

Overall, the Company estimates its second quarter 2004 income from operations to be in the $19 million to $22 million range. This amount compares to income from operations of $13.1 million reported for the second quarter of fiscal 2003.

The Company anticipates that its effective tax rate will continue to benefit from net operating loss carryforwards that were acquired as part of a 1996 acquisition as well as from Extraterritorial Income Exclusion benefits associated with certain export sales. These, as well as other factors, should result in an effective fiscal 2004 tax rate in the high twenty percent range.

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

The Company expects to continue to experience seasonal fluctuations in its revenues and net income. Revenues can fluctuate significantly quarter-to-quarter due to factors such as the seasonal slowdown in the construction industry, which is an important buyer of the Company's finished steel products. The timing and extent of the slowdown is also dependent on the weather.

Another factor, which may affect revenues, relates to the seasonal reduction in demand for recycled metal from foreign customers who tend to reduce their finished steel production during the summer months to offset higher energy costs. Also, severe weather conditions may affect the Company's global market conditions.

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

                        SCHNITZER STEEL INDUSTRIES, INC.

The Auto Parts Business experiences modest seasonal fluctuations in demand. The retail stores are open to the natural elements. During periods of extreme temperatures and precipitation, customers tend to delay their purchases and wait for milder conditions. As a result, retail sales are generally higher during the spring and fall of each calendar year and lower in the winter and summer months.

Competition: The recycled metals industry is highly competitive, with the volume of purchases and sales subject to a number of competitive factors, principally price. The Company has competition from both large and numerous smaller companies in its markets for the purchase of recyclable metals. The Company competes with a number of domestic and foreign recycled metals processors and brokers for processed and unprocessed metal as well as for sales to domestic and foreign customers. In the recent past, lower cost ferrous recycled metals supplies from the countries of the former Soviet Union had adversely affected the Company's ferrous recycled metals selling prices and volumes. Currently, those countries have export tariffs and some outright export bans which have significantly reduced their export volumes and lowered the worldwide supply of ferrous recycled metals. These tariffs and bans have had a positive effect on the Company's selling prices and volumes. However, the Company cannot predict when or if the countries of the former Soviet Union will change their export policies and what effect, if any, such changes might have on the Company's operating results.

Some of the more significant domestic competitors include regional steel mills and their brokers who compete for recycled metal for the purpose of providing the mill with feedstock to produce finished steel. During periods when market supplies of metal are in short supply, these buyers may, at times, react by raising buying prices to levels that are not reasonable in relation to more normal market conditions. As a result, the Company may have to raise its buying prices to maintain its production levels.

The domestic steel industry also is highly competitive. Steel prices can be highly volatile and price is a significant competitive factor. The Company competes with several domestic steel producers in the Western United States for sales of its products. In recent years, the Company has experienced significant foreign competition, which is sometimes subsidized by large foreign government agencies. There can be no assurance that such competition will not increase in the future. In March and April 2002, the ITC imposed tariffs on imported steel, under Section 201 of the 1974 Trade Act, to temporarily aid the domestic steel industry. On December 4, 2003, President Bush, in response to pressure by the World Trade Organization, terminated these tariffs. However, management is of the belief that the tariffs did not significantly benefit selling prices for finished steel products on the West Coast of the United States. In the spring of 2002, the U.S. Government imposed anti-dumping and countervailing duties against wire rod products from eight foreign countries. These duties have assisted the Company in increasing sales of wire rod products; any expiration or termination of the duties could have a corresponding adverse effect.

In December 2002, Nucor Corporation assumed ownership of the assets of Birmingham Steel Corp., and acquired a steel manufacturing business in Seattle, Washington. Nucor Corporation, the leader in setting finished steel prices in the Company's markets, has a significant share of the West Coast finished steel market and is considered an aggressive competitor. The long term impact, if any, which Nucor's ownership and operation of Birmingham Steel's Seattle facility will have on the Steel Manufacturing Business' and the Metals Recycling Business' operating results cannot be determined at this time. Additionally, until recently the Steel Manufacturing Business also competed with the North Star steel mill in Kingman, Arizona, a producer of wire rod and rebar products, which was sold to Nucor. That facility is currently idle, but any future start-up of its operations could negatively impact the Company's recycled metal and finished steel markets and prices.

Geographical Concentration: The Company competes in the scrap metal business through its wholly-owned Metals Recycling Business as well as through its joint venture businesses. Over the last few years, a significant portion of the revenues and operating profits earned in these segments have been generated from sales to Asian countries, principally China and South Korea. In addition, the Company's sales in these countries are also concentrated with relatively few customers that vary depending on buying cycles and general market conditions. Due to the

                        SCHNITZER STEEL INDUSTRIES, INC.

concentration of sales in these countries and to a relatively small customer base, a significant change in buying patterns, change in political events, change in regulatory requirements, tariffs and other export restrictions within the United States, severe weather conditions or general changes in economic conditions could adversely affect the financial results of the Company.

Joint Ventures: The Company has significant investments in joint venture companies. The Company does not manage the day-to-day activities of these businesses. As a result, it does not have the same ability to control the operations and related financial results as it does with its consolidated businesses. These businesses are, however, affected by many of the same risk factors mentioned above. Therefore, it is difficult to predict the financial results of these businesses. Additionally, two of these joint ventures continue to use LIFO inventory accounting, which tends to defer income taxes. Historically, the effects of LIFO adjustments, which are recorded during the fourth quarter of each fiscal year, have been difficult to predict.

Energy Supply: The Company and its joint ventures utilize various energy sources to operate their facilities. In particular, electricity and natural gas currently represent approximately 11% of the cost of steel manufactured for the Company's Steel Manufacturing Business. The Steel Manufacturing Business purchases electric power under a long-term contract from McMinnville Water & Light (McMinnville) which in turn relies on the Bonneville Power Administration
(BPA). Historically, these contracts have had favorable prices and are long-term in nature. The Company has a five-year contract that expires in September 2006. On October 1, 2001, the BPA increased its electricity rates due to increased demand on the West Coast and lower supplies. This increase was in the form of a Cost Recovery Adjustment Clause (CRAC) added to BPA's contract with McMinnville. The CRAC is an additional monthly surcharge on selected power charges to recover costs associated with buying higher priced power during the West Coast power shortage. Because the BPA can adjust the CRAC every six months, it is not possible to predict future rate changes.

The Steel Manufacturing Business also has a contract for natural gas. The current annual contract expires on October 31, 2004. The new contract price has increased 15% over the previous year's contract.

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

Currency Fluctuations: Demand from the Company's foreign customers is partially driven by foreign currency fluctuations relative to the U.S. dollar. Recent weakness of the U.S. dollar relative to foreign currencies is believed to have had a significant effect in the increases in recycled metals prices over the last year, as well as resulted in increasing the cost of certain finished steel imports. Strengthening of the U.S. dollar could adversely affect the competitiveness of the Company's products in the markets in which the Company competes. The Company has no control over such fluctuations and, as such, these dynamics could affect the Company's revenues and earnings.

Shipping and Handling: Both the Metals Recycling Business and the Steel Manufacturing Business often rely on third parties to handle and transport their products to end users in a timely manner. The cost to transport the products, in particular by ocean freight, can be affected by circumstances over which the Company has no control such as fuel prices, political events, governmental regulations on transportation and changes in market rates due to carrier availability. In estimating quarterly volumes of ferrous metal exports, the Company makes assumptions regarding the anticipated timing of ship arrival into loading ports and the estimated time to load the ships. The actual timing of ship departure, and thus the ultimate revenue recognition, can vary due to ship availability, weather, mechanical delays, and governmental regulatory delays. One export ferrous shipment can

                        SCHNITZER STEEL INDUSTRIES, INC.

range from 25,000 to 40,000 tons representing a significant portion of the Company's quarterly revenue and profit. Thus, the delay of one shipment into the next quarter can significantly affect the quarterly financial results.

Insurance: The cost of the Company's insurance is affected not only by its own loss experience but also by cycles in the insurance market. The Company cannot predict future events and circumstances which could cause rates to materially change such as war, terrorist activities or natural disasters.

Auto Parts Business: The Auto Parts Business competes with both full-service and self-service auto dismantlers as well as larger well financed retail auto parts chains for retail customers. Periodically, the Auto Parts Business increases prices, which may affect customer flow and buying patterns. Additionally, in markets where the Company has only a few stores, it does not have the same pricing power it experiences in the larger markets in which it operates. As this segment expands, the Company may experience new competition from others attempting to replicate the Company's business model. The ultimate impact of these dynamics cannot be predicted. Also, the business competes for its automobile inventory with other dismantlers, used car dealers, auto auctions and metal recyclers. Inventory costs can fluctuate significantly depending on market conditions and prices for recycled metal.

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

Intercompany Sales: The Auto Parts Business sells autobodies to the Metals Recycling Business, and the Metals Recycling Business sells ferrous recycled metal to the Steel Manufacturing Business, at prices that are intended to approximate market. When the Company consolidates it results in accordance with generally accepted accounting principles, the Company eliminates the intercompany sales and purchases and also eliminates the estimated profit remaining in inventory ("Profit Elimination") at the end of each reporting period. In estimating future operating and financial performance, the Company makes assumptions regarding the forecasted Profit Elimination computation and its impact on the quarterly financial results of the Company. Small variations in price, sales volume, production volume, and purchase volumes from both within the Company and from third parties can result in significant differences between forecasted Profit Elimination and actual results.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company periodically uses derivative financial instruments to limit exposure to changes in interest rates. Because such derivative instruments are used solely as hedges and not for speculative trading purposes, they do not represent incremental risk to the Company. For further discussion of derivative financial instruments, refer to "FAIR VALUE OF FINANCIAL INSTRUMENTS" in the consolidated Financial Statements included in Item 8 of Form 10-K for the fiscal year ended August 31, 2003.


ITEM 4. CONTROLS AND PROCEDURES

Schnitzer Steel Industries, Inc. management, under supervision of the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining disclosure controls and procedures for Schnitzer Steel Industries, Inc. and its subsidiaries. As of November 30, 2003, with the participation of the Chief Executive Officer and the Chief Financial Officer, management completed an evaluation of the

                        SCHNITZER STEEL INDUSTRIES, INC.

Company's disclosure controls and procedures. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that all material information relating to Schnitzer Steel Industries, Inc. and its subsidiaries is made known to them by others within the organization as appropriate to allow timely decisions regarding required disclosures.

There were no changes in the Company's internal control over financial reporting during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.



                                     PART II


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

      2.1 Amendment No. 1 dated November 14, 2003, to Stock and Membership Interest Purchase Agreement dated January 8, 2003, among Bob Spence, Pick and Pull Auto Dismantling, Inc., Pick-N-Pull Auto Dismantlers, Pick-N-Pull Auto Dismantlers, Stockton, LLC, Norprop, Inc. and the Company

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1    Certification of Chief Executive  Officer  pursuant to 18 U.S.C.
              Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2    Certification of Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) REPORTS ON FORM 8-K

The following reports were filed on Form 8-K during the fiscal quarter ended November 30, 2003:

         On October 2, 2003, the Company filed a Current Report on Form 8-K, to report under Item 12 the issuance of a press release announcing financial results for the Company's quarter and year ended August 31, 2003.

                        SCHNITZER STEEL INDUSTRIES, INC.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    SCHNITZER STEEL INDUSTRIES, INC.
                                    (Registrant)



Date: January 14, 2004              By: /s/ Barry A. Rosen
      ----------------                  ---------------------------
                                        Barry A. Rosen
                                        Vice President, Finance and
                                        Chief Financial Officer