Form 10-Q
period 2004-02-29
SCHNITZER STEEL INDUSTRIES INC
filed 2004-04-14
CIK 912603

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 29, 2004

                                       or

[_]  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from         to        .
                                                         -------    -------

     Commission files number 0-22496




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

The Registrant had 21,098,389 shares of Class A Common Stock, par value of $1.00 per share, and 8,965,079 shares of Class B Common Stock, par value of $1.00 per share, outstanding at April 1, 2004.

================================================================================

                        SCHNITZER STEEL INDUSTRIES, INC.


                                      INDEX
                                      -----




                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets
   at February 29, 2004 and August 31, 2003................................... 3

Condensed Consolidated Statement of Operations
   for the Three Months and Six Months Ended
   February 29, 2004 and February 28, 2003.................................... 4

Condensed Consolidated Statement of Shareholders' Equity
   for the Year Ended August 31, 2003 and the Six Months
   Ended February 29, 2004.................................................... 5

Condensed Consolidated Statement of Cash Flows
   for the Six Months Ended February 29, 2004 and
   February 28, 2003.......................................................... 6

Notes to Condensed Consolidated Financial Statements.......................... 7

Management's Discussion and Analysis of Financial
   Condition and Results of Operations........................................15

Quantitative and Qualitative Disclosures about Market Risk....................28

Controls and Procedures.......................................................29




PART II.  OTHER INFORMATION

Submission of Matters to a Vote of Security Holders...........................30

Exhibits and Reports on Form 8-K..............................................31

SIGNATURE PAGE................................................................32

                        SCHNITZER STEEL INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (unaudited, in thousands, except per share amounts)

                                                                         Feb. 29, 2004       Aug. 31, 2003
                                                                         -------------       -------------
                                 Assets
                                 ------
Current Assets:
     Cash and equivalents                                                $      13,199       $       1,687
     Accounts receivable, less allowance for doubtful
        accounts of $843 and $712                                               34,653              38,428
     Accounts receivable from related parties                                       44                 555
     Inventories (Note 2)                                                       52,960              61,143
     Deferred income taxes                                                       4,595               4,524
     Prepaid expenses and other                                                  2,160               7,400
                                                                         -------------       -------------
            Total current assets                                               107,611             113,737

Net property, plant and equipment                                              142,509             141,224

Other assets:
     Investment in and advances to joint venture partnerships                  133,993             119,066
     Goodwill                                                                  118,021             107,209
     Intangibles and other                                                       9,097               6,658
                                                                         -------------       -------------
                                                                         $     511,231       $     487,894
                                                                         =============       =============

                  Liabilities and Shareholders' Equity
                  ------------------------------------

Current liabilities:
     Current portion of long-term debt                                   $         232       $         220
     Accounts payable                                                           23,931              21,537
     Accrued payroll liabilities                                                 8,709               8,896
     Current portion of environmental liabilities                               10,600               4,639
     Other accrued liabilities                                                   7,369               6,004
                                                                         -------------       -------------
             Total current liabilities                                          50,841              41,296

Deferred income taxes                                                           22,521              33,093

Long-term debt, less current portion                                            82,919              87,045

Environmental liabilities, net of current portion                               10,301              17,139

Other long-term liabilities                                                      2,778               2,704

Minority interests                                                               4,107               3,620

Commitments and contingencies                                                      --                  --

Shareholders' equity:
     Preferred stock--20,000 shares authorized, none issued                        --                  --
     Class A common stock-75,000 shares $1 par value
         authorized, 21,098 and 12,445 shares issued and outstanding            21,098              12,445
     Class B common stock--25,000 shares $1 par value
         authorized, 8,965 and 7,061 shares issued and outstanding               8,965               7,061
     Additional paid-in capital                                                108,752             104,249
     Retained earnings                                                         198,949             179,242
                                                                         -------------       -------------
             Total shareholders' equity                                        337,764             302,997
                                                                         -------------       -------------
                                                                         $     511,231       $     487,894
                                                                         =============       =============

         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (Unaudited, in thousands, except per share amounts)

                                                      For The Three Months Ended   For The Six Months Ended
                                                         Feb. 29,     Feb. 28,       Feb. 29,     Feb. 28,
                                                           2004         2003           2004         2003
                                                        ---------    ---------      ---------    ---------
Revenues                                                $ 161,603    $ 124,659      $ 289,979    $ 215,326

Cost and expenses:
     Cost of goods sold and other operating expenses      135,631      106,156        242,329      182,949
     Impairment and other non-recurring charges              --          2,100           --          2,100
     Selling and commission expenses                        1,106        1,257          2,384        2,442
     General and administrative expenses                    9,333        8,043         17,565       15,147
                                                        ---------    ---------      ---------    ---------

Income from consolidated operations                        15,533        7,103         27,701       12,688

Income from joint ventures                                  8,684        6,194         14,621        9,369
                                                        ---------    ---------      ---------    ---------

Income from operations                                     24,217       13,297         42,322       22,057

Other income (expense):
     Interest expense                                        (486)        (310)          (926)        (690)
     Other income (expense)                                   (50)         (27)           154         (216)
                                                        ---------    ---------      ---------    ---------
                                                             (536)        (337)          (772)        (906)

Income before cumulative effect of change in accounting
     principle, income taxes, minority interests and
     pre-acquisition interests                             23,681       12,960         41,550       21,151

Income tax provision                                       (4,582)      (3,502)        (9,764)      (5,517)
                                                        ---------    ---------      ---------    ---------

Income before cumulative effect of change in accounting
     principle, minority interests, and pre-acquisition
     interests                                             19,099        9,458         31,786       15,634

Minority interests, net of tax                               (550)        (354)        (1,060)        (801)
Pre-acquisition interests, net of tax                        --           (695)          --         (2,547)
                                                        ---------    ---------      ---------    ---------
Income before cumulative effect of change in accounting
     principle                                             18,549        8,409         30,726       12,286

Cumulative effect of change in accounting principle            --           --             --         (983)
                                                        ---------    ---------      ---------    ---------
Net income                                              $  18,549    $   8,409      $  30,726    $  11,303
                                                        =========    =========      =========    =========

Net income per share - basic:
     Income before cumulative effect of change in
          accounting principle                          $    0.62    $    0.30      $    1.03    $    0.45
     Cumulative effect of change in accounting principle       --           --             --        (0.04)
                                                        ---------    ---------      ---------    ---------
     Net Income                                         $    0.62    $    0.30      $    1.03    $    0.41
                                                        =========    =========      =========    =========

Net income per share - diluted:
     Income before cumulative effect of change
           in accounting principle                      $    0.60    $    0.30      $    0.99    $    0.44
     Cumulative effect of change in accounting principle       --           --             --        (0.04)
                                                        ---------    ---------      ---------    ---------
     Net Income                                         $    0.60    $    0.30      $    0.99    $    0.40
                                                        =========    =========      =========    =========

         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)

                                                  Class A              Class B
                                                Common Stock         Common Stock      Additional
                                             ---------------------------------------     Paid-in     Retained
                                             Shares    Amount     Shares    Amount       Capital     Earnings      Total
                                             -------  ---------   -------  ---------   ----------   ----------   ----------
Balance at August 31, 2002                     5,025  $   5,025     4,180  $   4,180   $   96,074   $  147,669   $  252,948

Class B common stock converted
   to Class  A common stock                      635        635      (635)      (635)                                   --
Class A common stock issued                      547        547                             8,175                     8,722
Net income                                                                                              43,201       43,201
Stock dividend                                 6,238      6,238     3,516      3,516                    (9,754)         --
Cash dividends - common ($0.10 per share)                                                               (1,874)      (1,874)
                                             -------  ---------   -------  ---------   ----------   ----------   -----------

Balance at August 31, 2003                    12,445     12,445     7,061      7,061      104,249      179,242      302,997

Class B common stock converted
   to Class  A common stock                    1,083      1,083    (1,083)    (1,083)                                   --
Class A common stock issued                      538        538                             4,503                     5,041
Net income                                                                                              30,726       30,726
Stock dividend                                 7,032      7,032     2,987      2,987                   (10,019)         --
Cash dividends - common ($0.03 per share)                                                               (1,000)      (1,000)
                                             -------  ---------   -------  ---------   ----------   ----------   ----------

Balance at February 29, 2004                  21,098  $  21,098     8,965  $   8,965   $  108,752   $  198,949   $  337,764
                                             =======  =========   =======  =========   ==========   ==========   ==========











         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                          For The Six Months Ended
                                                          ------------------------
                                                           Feb. 29,      Feb. 28,
                                                             2004          2003
                                                          ----------    ----------
Operations:
Net income                                                $   30,726    $   11,303
Noncash items included in income:
   Cumulative effect of change in accounting principle          --             983
   Depreciation and amortization                              10,057         9,918
   Minority and pre-acquisition interests                      1,387         4,524
   Equity in income of joint ventures                        (14,621)       (9,369)
   Deferred income tax                                       (10,643)          (34)
   (Gain) Loss on disposal of assets                            (196)           18
Cash provided (used) by changes in working capital:
   Accounts receivable                                         4,286        (1,496)
   Inventories                                                 8,183        (7,142)
   Prepaid expenses and other                                  5,240        (1,666)
   Accounts payable                                            2,394         2,821
   Accrued liabilities                                           915           (67)
   Environmental liabilities                                    (877)        1,414
   Other assets and liabilities                                 (436)        1,240
                                                          ----------    ----------
Net cash provided by operations                               36,415        12,447
                                                          ----------    ----------

Investing:
Capital expenditures                                         (10,941)      (10,121)
Investment in subsidiaries                                   (13,083)      (64,923)
Cash received from joint ventures                                363           233
Cash paid to joint ventures                                     (745)         (945)
Proceeds from sale of assets                                     476           577
                                                          ----------    ----------
Net cash used by investments                                 (23,930)      (75,179)
                                                          ----------    ----------

Financing:
Issuance of Class A common stock                               5,041            46
Distributions to minority and pre-acquisition interests         (900)       (3,620)
Dividends declared and paid                                   (1,000)         (921)
Decrease in long-term debt                                    (4,114)       37,848
                                                          ----------    ----------
Net cash provided (used) by financing                           (973)       33,353
                                                          ----------    ----------

Net increase (decrease) in cash                               11,512       (29,379)

Cash at beginning of period                                    1,687        32,974
                                                          ----------    ----------
Cash at end of period                                     $   13,199    $    3,595
                                                          ==========    ==========


         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE SIX MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION
---------------------
The accompanying unaudited condensed interim financial statements of Schnitzer Steel Industries, Inc. (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. The condensed unaudited balance sheet for the year ended August 31, 2003 is derived from the audited balance sheet for the year ended August 31, 2003. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, management suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the fiscal year ended August 31, 2003. The results for the three and six months ended February 29, 2004 and February 28, 2003 are not necessarily indicative of the results of operations for the entire year.

Note 3 of the Notes to the Condensed Consolidated Financial Statements describes an acquisition that occurred on February 14, 2003. Under Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," the acquisition is considered a "step" acquisition due to the fact that the Company had a significant joint venture interest in the acquired business for a number of years. Additionally, since the acquisition occurred during the year, the Company elected to include it in the consolidated results as though it had occurred at the beginning of fiscal 2003. Thus, the 2003 statement of operations, balance sheet and statement of cash flows have been adjusted to consolidate the acquisition as of September 1, 2002. For the period from September 1, 2002 through February 14, 2003, net income was reduced by $2.5 million of pre-acquisition interests, net of income taxes, representing the share of income attributable to the former joint venture partner prior to the acquisition.

Note 7 of the Notes to the Condensed Consolidated Financial Statements describes the stock split which was effective March 25, 2004 and is retroactively applied to the period ended February 29, 2004.

RECLASSIFICATIONS
-----------------
Certain prior year amounts have been reclassified to conform to the fiscal 2004 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

EARNINGS AND DIVIDENDS PER SHARE
--------------------------------
Basic earnings per share (EPS) are computed based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

                        SCHNITZER STEEL INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE SIX MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


The following represents reconciliation from basic EPS to diluted EPS (in thousands, except per share amounts):

                                                     For the Three Months Ended         For the Six Months Ended
                                                   -----------------------------     -----------------------------
                                                   Feb. 29, 2004    Feb. 28, 2003    Feb. 29, 2004    Feb. 28, 2003
                                                   ------------     ------------     ------------     ------------
                                                                             (Unaudited)
Income before cumulative effect of change in
  accounting principle                             $     18,549     $      8,409     $     30,726     $     12,286
Cumulative effect of change in accounting
  principle                                                  --               --               --             (983)
                                                   ------------     ------------     ------------     ------------
Net income                                         $     18,549     $      8,409     $     30,726     $     11,303
                                                   ============     ============     ============     ============

Computation of shares (1):
     Average common shares outstanding                   30,021           27,618           29,800           27,615
     Stock options                                        1,083              741            1,245              594
                                                   ------------     ------------     ------------     ------------
     Diluted average common shares outstanding           31,104           28,359           31,045           28,209
                                                   ============     ============     ============     ============

Basic EPS:
     Income before cumulative effect of change
       in accounting principle                     $       0.62     $       0.30     $       1.03     $       0.45
     Cumulative effect of change in accounting
       principle                                             --               --               --            (0.04)
                                                   ------------     ------------     ------------     ------------
     Net income                                    $       0.62     $       0.30     $       1.03     $       0.41
                                                   ============     ============     ============     ============

Diluted EPS:
     Income before cumulative effect of change
       in accounting principle                     $       0.60     $       0.30     $       0.99     $       0.44
     Cumulative effect of change in accounting
       principle                                             --               --               --            (0.04)
                                                   ------------     ------------     ------------     ------------

     Net income                                    $       0.60     $       0.30     $       0.99     $       0.40
                                                   ============     ============     ============     ============

Dividend per share(1)                              $      0.017     $      0.017     $      0.033     $      0.033
                                                   ============     ============     ============     ============

(1) Basic and diluted earnings per share and dividends per common share for the three and six months ended February 28, 2003, have been adjusted to reflect the one-for-one share dividend paid on August 14, 2003, to shareholders of record on July 24, 2003. Additionally, the per share data for all periods have been adjusted retroactively to reflect the three-for-two stock split paid March 25, 2004, to shareholders of record on March 4, 2004.

Options to purchase 1,305,000 shares were outstanding at February 28, 2003, but are not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. All of the options for fiscal 2004 are considered to be dilutive and are reflected in the above table.

STOCK INCENTIVE PLAN
--------------------
The Company's compensation expense for its stock incentive plans is determined using the intrinsic value method. Accordingly, because the exercise price generally equals the market price on the date of the grant, no compensation expense is recognized by the Company for stock options issued to employees, consultants and directors. If the fair value based method had been applied in measuring stock compensation expense, the pro forma effect on net income per share would have been as follows (in thousands, except earnings per share):

                        SCHNITZER STEEL INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE SIX MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


                                              For the Three Months Ended          For the Six Months Ended
                                           ------------------------------      ------------------------------
                                           Feb. 29, 2004     Feb. 28, 2003     Feb. 29, 2004     Feb. 28, 2003
                                           ------------      ------------      ------------      ------------
                                                                       (Unaudited)

Reported net income                        $     18,549      $      8,409      $     30,726      $     11,303
Stock compensation expense, net of tax             (266)             (151)             (266)             (295)
                                           ------------      ------------      ------------      ------------
Pro forma net income                       $     18,283      $      8,258      $     30,460      $     11,008
                                           ============      ============      ============      ============

Reported basic income per share            $       0.62      $       0.30       $      1.03      $       0.41
Pro forma basic income per share           $       0.61      $       0.30       $      1.02      $       0.40

Reported diluted income per share          $       0.60      $       0.30       $      0.99      $       0.40
Pro forma diluted income per share         $       0.59      $       0.29       $      0.98      $       0.39

Pro forma diluted net income per share for the quarter ended February 28, 2003 is computed excluding potential common shares of 1,305,000, as their effect is anti-dilutive. All of the options for fiscal 2004 are considered to be dilutive and are reflected in the above table.

GOODWILL
The changes in the carrying amount of goodwill for the six months ended February 29, 2004, are as follows (in thousands):

                                              Metals            Steel
                                             Recycling       Manufacturing      Auto Parts
                                             Business          Business          Business            Total
                                           ------------      ------------      ------------      ------------
Balance as of  August 31, 2003, audited    $     34,771                --      $     72,438      $    107,209
Acquisition (Note 3)                                 --                --            10,812            10,812
                                           ------------      ------------      ------------      ------------
Balance as of February 29, 2004, unaudited $     34,771      $         --      $     83,250      $    118,021
                                           ============      ============      ============      ============

The Company performs impairments tests annually and whenever events and circumstances indicate that the value of goodwill and other indefinite-lived intangible assets might be impaired. As of February 29, 2004, based on the results of the above business segments and the impairment tests performed, none of the above balances were impaired.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------
In December 2003, the Financial Accounting Standards Board ("FASB") revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits." This revision requires additional disclosures to those in the original SFAS No. 132 about assets, obligations, cash flows and the periodic benefit cost of deferred benefit pension plans and other deferred benefit post-retirement plans. The required information should be provided separately for pension plans and for other post-retirement benefit plans. This statement revision is effective for the fiscal years ended after December 14, 2003 and interim periods beginning after December 15, 2003. The interim disclosure requirements are effective for the Company's third fiscal quarter ending May 31, 2004. Additionally, it is anticipated that this revised pronouncement will not have a material impact on the consolidated financial statements.

                        SCHNITZER STEEL INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE SIX MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


NOTE 2 - INVENTORIES:

Inventories consisted of the following (in thousands):

                                           February 29,       August 31,
                                               2004              2003
                                           ------------      ------------
                                            (Unaudited)        (Audited)
     Recycled metals                       $     16,394      $     21,115
     Work in process                              5,830             8,254
     Finished goods                              18,192            19,912
     Supplies                                    12,544            11,862
                                           ------------      ------------
                                           $     52,960      $     61,143
                                           ============      ============

NOTE 3 - BUSINESS COMBINATIONS:

On February 14, 2003, the Company's wholly owned subsidiary, Norprop, Inc. ("Norprop") closed its acquisition (the "Acquisition") of all of the stock of Pick and Pull Auto Dismantling, Inc., which was the Company's 50% partner in Pick-N-Pull Auto Dismantlers, a California general partnership (the "Joint Venture") and all of the membership interests in Pick-N-Pull Auto Dismantlers, Stockton, LLC ("Stockton"). The cost of the Acquisition consisted of $71.4 million of cash paid to the seller at closing, $3.3 million of debt assumed and immediately paid off, $0.6 million of acquisition costs and $0.5 million of tax related expenses. In addition, Norprop assumed approximately $12.5 million of debt owed by the Joint Venture to the Company. Two additional payments have been made during fiscal 2004. The first payment of $4.7 million was made during the fiscal quarter ended November 30, 2003, as a result of an amendment to the Purchase Agreement. The second and final payment of $7.1 million was made during the fiscal quarter ended February 29, 2004, and relates to a purchase price adjustment one year after closing based upon calendar year 2002 and 2003 earnings before interest, taxes, depreciation and amortization (EBITDA) of the acquired Auto Parts Business. The total purchase price was $100.1 million (or $96.5 million net of the seller's $3.6 million share of the Joint Venture's cash on hand at closing). The Joint Venture stores together with the Stockton store are one of the country's leading self-service used auto parts network. At the time of this acquisition, there were 23 store locations, 17 in northern California, two in Nevada, and one in each of Texas, Utah, Illinois and Indiana. The Company has since expanded its operations into Canada, with the purchase of three stores in an unrelated transaction which is described in Note 7 - Subsequent Events in the Notes to the Condensed Consolidated Financial Statements. This additional purchase brings the total number of stores to 26.

The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition (in millions):

     Property, plant and equipment         $       13.3
     Identified intangible assets                   3.7
     Other assets                                   5.4
     Liabilities                                   (3.8)
     Goodwill                                      81.5
                                           ------------
          Total                            $      100.1
                                           ============

Goodwill of $81.5 million represents the excess of purchase price over the fair value of the net tangible and identified intangible assets acquired, and, as a result of a tax election filed jointly by the Company and seller, substantially all of it will be deductible for tax purposes over a 15-year period. Also, approximately $1.8 million of goodwill existed on the Joint Venture's balance sheet prior to the Acquisition but was not shown separately in accordance with the equity method of accounting. Therefore, the total increase to goodwill related to the Acquisition was $83.3 million. In accordance with Statement of Financial Accounting Standards No. 142,

                        SCHNITZER STEEL INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE SIX MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


"Goodwill and Other Intangible Assets," goodwill is not amortized and will be tested for impairment at least annually.

NOTE 4 - SEGMENT INFORMATION:

The Company operates in three industry segments: metal processing and recycling (Metals Recycling Business), mini-mill steel manufacturing (Steel Manufacturing Business) and self-service used retail auto parts (Auto Parts Business). Additionally, the Company is a non-controlling partner in joint ventures, which are either in the metals recycling business or are suppliers of unprocessed metals. The Joint Ventures in the Metals Recycling Business sell recycled metals that have been processed at their facilities (Processing) and also buy and sell third parties' processed metals (Brokering). The Company considers these joint ventures to be separate segments because they are managed separately. These joint ventures are accounted for using the equity method. As such, the operating information related to the joint ventures is shown separately from consolidated information, except for the Company's equity in the net income of, investments in and advances to the joint ventures. Additionally, assets and capital expenditures are not shown for the joint ventures as management does not use that information to allocate resources or assess performance. The Company does not allocate corporate interest income and expense, income taxes or other income and expenses related to corporate activity to its operating segments.

Revenues from external customers for the Company's consolidated operations are as follows (in thousands):

                                              For the Three Months Ended           For the Six Months Ended
                                           ------------------------------      ------------------------------
                                           Feb. 29, 2004     Feb. 28, 2003     Feb. 29, 2004     Feb. 28, 2003
                                           ------------      ------------      ------------      ------------
     Metals Recycling Business             $    109,327      $     85,716      $    188,929      $    131,290
     Steel Manufacturing Business                59,861            41,271           113,080            84,101
     Auto Parts Business                         17,245            14,755            34,905            30,894
     Intersegment revenues                      (24,830)          (17,083)          (46,935)          (30,959)
                                           ------------      ------------      ------------      ------------
     Consolidated revenues                 $    161,603      $    124,659      $    289,979      $    215,326
                                           ============      ============      ============      ============

The joint ventures' revenues from external customers are as follows (in thousands):

                                              For the Three Months Ended          For the Six Months Ended
                                           ------------------------------      ------------------------------
                                            Feb. 29, 2004    Feb. 28, 2003     Feb. 29, 2004     Feb. 28, 2003
                                           ------------      ------------      ------------      ------------
     Joint Ventures in the Metals
     Recycling Business:
         Processing                        $    232,207      $    153,070      $    386,213      $    265,356
         Brokering                              120,514            42,672           230,460            93,204
     Joint Venture Suppliers of Metals            1,678             2,155             4,050             4,949
                                           ------------      ------------      ------------      ------------
     Total revenues                        $    354,399      $    197,897      $    620,723      $    363,509
                                           ============      ============      ============      ============

                        SCHNITZER STEEL INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE SIX MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


The Company's income (loss) from operations is as follows (in thousands):

                                                       For the Three Months Ended          For the Six Months Ended
                                                    ------------------------------      ------------------------------
                                                    Feb. 29, 2004     Feb. 28, 2003     Feb. 29, 2004     Feb. 28, 2003
                                                    ------------      ------------      ------------      ------------
Metals Recycling Business                           $     13,162      $      8,482      $     23,085      $     11,565
Auto Parts Business                                        5,094             5,021            10,983            10,231
Steel Manufacturing Business                               2,691            (1,358)            2,549            (2,615)
Joint Ventures in the Metals Recycling Business            8,990             6,471            15,076             9,542
Joint Venture Suppliers of Metals                           (306)             (277)             (455)             (173)
Corporate expense                                         (3,018)           (2,529)           (5,664)           (4,553)
Eliminations                                              (2,396)             (413)           (3,252)              160
Impairment and other non-recurring charges                    --            (2,100)               --            (2,100)
                                                    ------------      ------------      ------------      ------------
Consolidated income from operations                 $     24,217      $     13,297      $     42,322      $     22,057
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

The Company's share of depreciation and amortization expense included in the determination of joint ventures' income from operations is as follows (in thousands):

                                                       For the Three Months Ended          For the Six Months Ended
                                                    ------------------------------      ------------------------------
                                                    Feb. 29, 2004     Feb. 28, 2003     Feb. 29, 2004     Feb. 28, 2003
                                                    ------------      ------------      ------------      ------------
Joint Ventures in the Metals Recycling Business     $      1,729      $      1,624      $      3,462      $      3,260
Joint Venture Suppliers of Metals                             59                70               125               144
                                                    ------------      ------------      ------------      ------------
Total                                               $      1,788      $      1,694      $      3,587      $      3,404
                                                    ============      ============      ============      ============

NOTE 5 - INCOME TAX PROVISION:

As part of the 1996 Proler International, Inc. acquisition, the Company acquired federal income tax net operating loss carryforwards ("NOLs"). As of February 29, 2004, the NOLs totaled $15.3 million and, if not used, will expire in 2015 and 2016. In addition to the expiration dates, the NOLs are subject to annual limitations of $2.4 million that can be utilized to offset taxable income.

In accordance with generally accepted accounting principles ("GAAP"), the Company established valuation reserves for the acquired NOLs. The valuation reserves were required to the extent management believed that it was uncertain whether the Company's future taxable income, over the life of the NOLs, would be available to utilize the NOLs. Historically, Management reviewed the need for valuation reserves on a quarterly basis and released the reserves only to the extent they felt the uncertainty was mitigated.

During the second quarter of fiscal 2004, management made a determination that it was more likely than not that the Company's future taxable income would be available to fully utilize the NOLs. Management's determination was based upon a number of factors including profitability trends, industry fundamentals and recent profitable acquisitions. Accordingly, the Company's $6.1 million deferred tax asset valuation allowance was reversed in this quarter, resulting in a corresponding reduction in the income tax provision for the three and six month periods. This reversal, offset in part by a change in the estimate of the tax benefit from Extraterritorial Income Exclusions, reduced the Company's second quarter tax rate from approximately 29% to 19%. The change in the Company's GAAP tax rate associated with the reversal of the valuation reserves had no

                        SCHNITZER STEEL INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE SIX MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


impact on the Company's cash flow; however, the cash taxes paid by the Company are anticipated to continue to benefit from the NOLs through the year 2016.

NOTE 6 - ENVIRONMENTAL LIABILITIES:

PROLER
------
Metals Recycling L.L.C. (Metals) is a scrap metals processing business with locations in Rhode Island and Massachusetts. The members of Metals are one of the Company's joint ventures, Proler International Corp. (Proler) and Izzo Group, Inc. On June 9, 1999, the Rhode Island Department of Environmental Management (DEM) issued a Notice of Violation (NOV) against Metals, alleging Metals had violated federal and state regulations relating to the storage, management and transportation of hazardous waste and seeking to impose an administrative penalty of $0.7 million. Metals filed an answer to the NOV in which it denied the allegations and requested an adjudicatory hearing. In January of 1999, federal and state officials searched Metals' Johnston, Rhode Island and Worcester, Massachusetts facilities. Metals was advised that the search was part of a state criminal investigation into possible violations of state and federal hazardous waste programs and a Rhode Island statute that prohibits the disposal of out-of-state solid waste at the landfill operated by Rhode Island Resource Recovery Corporation (RIRRC). A grand jury was empanelled to consider the allegations and issued an indictment on August 30, 2002 against Metals for storing hazardous waste without a permit, operating a hazardous waste disposal facility without a permit, causing transportation of hazardous waste without a permit, causing transportation of hazardous waste without a manifest and operating a solid waste management facility without a license. Metals pleaded not guilty on all counts and vigorously contested the state's allegations. Settlement discussions with DEM and the Rhode Island Attorney General's Office resulted in the dismissal with prejudice of the criminal charges and Metals' settlement of the DEM's civil NOV by payment of $250,000 pursuant to a Consent Agreement entered into on December 4, 2003.

AUTO PARTS BUSINESS
-------------------
On January 6, 2004, Pick-N-Pull Auto Dismantlers (PNP), one of the Company's subsidiaries in the Auto Parts Business segment, was served with a Notice of Violation (NOV) of the general permit requirements on its diesel powered car crushers at the Rancho Cordova and Sacramento locations from the Sacramento Metropolitan Air Quality Management District (SMAQMD). The NOV required PNP to cease operation of the car crushers at these locations. Since receiving this notification, the Sacramento location has converted its diesel powered car crusher to electric powered, and the Rancho Cordova location has received an interim permit from SMAQMD to operate its diesel powered car crusher, with modifications, for one year. The Company is engaged in an ongoing evaluation of its car crushing systems and discussions with the SMAQMD to assure compliance and address the potential regulatory enforcement penalties. The Company is cooperating with the SMAQMD, but, as this is a new enforcement initiative and a first time violation, it is difficult to reasonably estimate the amount, if any, of the penalties. However, the Company accrued an immaterial amount to cover what it currently believes is the potential exposure in the quarter ending February 29, 2004.

For further information relating to environmental matters of the Company, Metals and other joint ventures of Proler, please refer to Note 7 - Environmental Liabilities in the Notes to the Condensed Consolidated Financial Statements included in Item 8 of Form 10-K for the fiscal year ended August 31, 2003.

                        SCHNITZER STEEL INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE SIX MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


NOTE 7 - SUBSEQUENT EVENTS:

ACQUISITION
-----------
On March 8, 2004, the Company, through its wholly owned subsidiary, PNP Auto Parts Canada Co., acquired the assets and leased the sites of three self service used auto parts stores in Calgary and Edmonton, Alberta and Kelowna, British Columbia from Sheppard Holdings Ltd. of Calgary, Alberta, Canada, or its affiliates. The three stores currently operate under the name of Pick Your Part. The purchase and the results of operations for these three stores will be reflected in the consolidated results of the Company during the third fiscal 2004 quarter.

STOCK SPLIT
-----------
On January 27, 2004, the Company's Board of Directors approved a three-for-two stock split, to be effected as a share dividend, for both classes of its common stock. The share dividend was payable March 25, 2004, to shareholders of record on March 4, 2004.

                        SCHNITZER STEEL INDUSTRIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company operates in three industry segments. The Company's Metals Recycling Business collects, processes and recycles steel and other metals through its facilities. The Company's Steel Manufacturing Business operates a mini-mill near Portland, Oregon, which melts recycled metal, produces finished steel products and maintains one mill depot in Southern California and a third party depot in Central California. The Company's Auto Parts Business purchases used and wrecked automobiles and allows retail customers the opportunity of extracting parts for purchase in its self-service auto parts stores, with 17 located in California, two in Nevada and one store in each of Texas, Utah, Illinois and Indiana. The results do not reflect the recent expansion of the Auto Parts Business into Canada with the purchase of three stores (see Note 7 - Subsequent Events in the Notes to the Condensed Consolidated Financial Statements). Additionally, the Company is a non-controlling partner in joint ventures that are either in the metals recycling business or are suppliers of unprocessed metals. The Joint Ventures in the Metals Recycling Business sell recycled metals that have been processed at their facilities (Processing) and also buy and sell third parties' processed metals (Brokering).

RESULTS OF OPERATIONS

The Company's revenues and operating results by business segment are summarized below (in thousands):

                                                      For the Three Months Ended          For the Six Months Ended
                                                    ------------------------------      ------------------------------
                                                    Feb. 29, 2004    Feb. 28, 2003      Feb. 29, 2004    Feb. 28, 2003
                                                    ------------      ------------      ------------      ------------
                                                                                (Unaudited)
REVENUES:
Metals Recycling Business:
     Ferrous sales                                  $     95,545      $     72,630      $    161,439      $    106,561
     Nonferrous sales                                     12,078            11,669            24,487            21,784
     Other sales                                           1,704             1,417             3,003             2,945
                                                    ------------      ------------      ------------      ------------
         Total sales                                     109,327            85,716           188,929           131,290

Auto Parts Business                                       17,245            14,755            34,905            30,894
Steel Manufacturing Business                              59,861            41,271           113,080            84,101
Intercompany sales eliminations                          (24,830)          (17,083)          (46,935)          (30,959)
                                                    ------------      ------------      ------------      ------------
         Total                                      $    161,603      $    124,659      $    289,979      $    215,326
                                                    ============      ============      ------------      ------------

INCOME (LOSS) FROM OPERATIONS:
Metals Recycling Business                           $     13,162      $      8,482      $     23,085      $     11,565
Auto Parts Business                                        5,094             5,021            10,983            10,231
Steel Manufacturing Business                               2,691            (1,358)            2,549            (2,615)
Joint Ventures in the Metals Recycling Business            8,990             6,471            15,076             9,542
Joint Venture Suppliers of Metals                           (306)             (277)             (455)             (173)
Corporate expense                                         (3,018)           (2,529)           (5,664)           (4,553)
Intercompany eliminations                                 (2,396)             (413)           (3,252)              160
Impairment and other non-recurring charges                    --            (2,100)               --            (2,100)
                                                    ------------      ------------      ------------      ------------
         Total                                      $     24,217      $     13,297      $     42,322      $     22,057
                                                    ============      ============      ============      ============

NET INCOME                                          $     18,549      $      8,409      $     30,726      $     11,303
                                                    ============      ============      ============      ============

                        SCHNITZER STEEL INDUSTRIES, INC.


The Joint Ventures' revenues and results of operations were as follows (in thousands):

                                                      For the Three Months Ended          For the Six Months Ended
                                                    ------------------------------      ------------------------------
                                                    Feb. 29, 2004    Feb. 28, 2003      Feb. 29, 2004    Feb. 28, 2003
                                                    ------------      ------------      ------------      ------------
                                                                               (Unaudited)
Total revenues from external customers recognized by:

Joint Ventures in the Metals Recycling Business
    Processing                                      $    232,207      $    153,070      $    386,213      $    265,356
    Brokering                                            120,514            42,672           230,460            93,204
Joint Venture Suppliers of Metals                          1,678             2,155             4,050             4,949
                                                    ------------      ------------      ------------      ------------
                                                    $    354,399      $    197,897      $    620,723      $    363,509
                                                    ============      ============      ------------      ------------

Income (loss) from joint ventures recognized by the Company from:

Joint Ventures in the Metals Recycling Business     $      8,990      $      6,471      $     15,076      $      9,542
Joint Venture Suppliers of Metals                           (306)             (277)             (455)             (173)
                                                    ------------      ------------      ------------      ------------
                                                    $      8,684      $      6,194      $     14,621      $      9,369
                                                    ============      ============      ============      ============


The following table summarizes certain selected operating data for the Company and its joint venture businesses:

                                                      For the Three Months Ended           For the Six Months Ended
                                                    ------------------------------      ------------------------------
                                                    Feb. 29, 2004    Feb. 28, 2003      Feb. 29, 2004    Feb. 28, 2003
                                                    ------------      ------------      ------------      ------------
                                                                               (Unaudited)
METALS RECYCLING BUSINESS:
Ferrous Recycled Metal Sales Prices ($/ton) (1,2)
    Domestic                                        $        168      $        108      $        150      $        104
    Export                                          $        154      $        113      $        150      $        110
    Average                                         $        158      $        111      $        150      $        108

Ferrous recycled metal shipments
(tons in thousands)(2)
    To Steel Manufacturing Business                          132               141               290               256
    To other unaffiliated domestic customers                  14                12                29                49
    To export customers                                      355               402               591               545
                                                    ------------      ------------      ------------      ------------
        Total ferrous recycled metal                         501               555               910               850
                                                    ============      ============      ============      ============

Nonferrous metal shipments (pounds in thousands)          24,900            28,200            53,200            53,700
                                                    ============      ============      ============      ============

                        SCHNITZER STEEL INDUSTRIES, INC.


                                                       For the Three Months Ended          For the Six Months Ended
                                                    ------------------------------      ------------------------------
                                                    Feb. 29, 2004    Feb. 28, 2003      Feb. 29, 2004    Feb. 28, 2003
                                                    ------------      ------------      ------------      ------------
                                                                                (Unaudited)
STEEL MANUFACTURING BUSINESS:
Sales Prices ($/ton) (1,2)
    Rebar                                           $        354      $        269      $        331      $        271
    Other                                           $        347      $        299      $        330      $        295
    Average                                         $        351      $        283      $        331      $        283
                                                    ------------      ------------      ------------      ------------
Finished steel products (tons in thousands) (2)              162               137               325               279
                                                    ============      ============      ============      ============

JOINT VENTURES IN THE METALS RECYCLING BUSINESS:
Ferrous recycled metal shipments
(tons in thousands) (2)
    Processed                                                828               941             1,502             1,577
    Brokered                                                 623               304             1,301               774
                                                    ------------      ------------      ------------      ------------
                                                           1,451             1,245             2,803             2,351
                                                    ============      ============      ============      ============

(1) The Company reports revenues that include shipping costs billed to customers. However, average net selling prices are shown net of shipping costs.
(2) Tons for ferrous recycled metals are long tons (2,240 pounds) and for finished steel products are short tons (2,000 pounds).

SECOND QUARTER FISCAL 2004 COMPARED TO SECOND QUARTER FISCAL 2003

GENERAL. During the second quarter of fiscal 2004, the Metals Recycling Business and related Joint Ventures continued to experience improved market conditions. Global demand for ferrous recycled metal has increased primarily due to the growing Asian economies, in particular, China and worldwide economic improvements. Throughout fiscal 2003 and into the second quarter of fiscal 2004, selling prices continued to rise primarily due to strong Asian demand, the tight supply of ferrous metal available in the export market, rising domestic demand and the weakness of the U.S. dollar relative to other foreign currencies. Demand, which is being fueled primarily by China, continues to remain strong. In 2000, China produced an estimated 129 million tons of steel representing 16% of the world's production. By the end of 2003, China produced an estimated 220 million tons of crude steel representing 23% of the world's total production. This growing steel production is directly increasing demand and prices for recycled ferrous metal. Although China is the main driving force behind the recent strong export demand, the Company is also seeing indications of growing demand from other customers located in Mexico and other Southeast Asian countries.

More recently, the Company has experienced increases in demand domestically due to improvements in the U.S. economy. Overall, domestic market selling prices for recycled metal rose rapidly in the second fiscal quarter of 2004 due primarily to the strength in demand from steel manufacturers who saw their finished product order backlog and prices grow. Fiscal 2004 second quarter average domestic selling prices actually increased at a greater rate than the average export selling prices, which was primarily caused by the timing of when orders are received and shipped. Export orders are typically received 60-90 days ahead of shipment, whereas domestic sales are typically shipped within 30 days of order.

Demand for nonferrous recycled metals, particularly from China, continues to be strong and boosted nonferrous metals selling prices. During the same period, the cost of unprocessed metal rose as well, which, combined with rising shipping costs, partially offset the increase in selling prices. Export sales shipping costs rose 72% from the second quarter of last year, due to the combination of higher fuel prices and an increase in Asian demand for bulk cargo vessels that traditionally ship scrap metal and other bulk commodity products.

                        SCHNITZER STEEL INDUSTRIES, INC.


The Joint Ventures in the Metals Recycling Business reported increased profit primarily as a result of significant margin improvement in the Brokering Joint Venture that has been growing its market share and is now serving additional markets and customers. The Processing Joint Ventures reported relatively flat operating income in the fiscal 2004 second quarter as compared to the prior year period, and did not experience the same rise in profitability as the Company's wholly-owned Metals Recycling Business. The Processing Joint Ventures, which are mainly based in the northeastern U.S. and southern California, experienced similar gross selling prices (before freight and ship loading costs) as the Company's west coast based wholly-owned Metals Recycling Business; however, the east coast based Processing Joint Ventures' export shipping and raw material costs were significantly higher than was experienced by the west coast businesses, which compressed margins. In addition, sales volumes from the Processing Joint Ventures declined 12% from the prior year quarter primarily due to the fact that last year's second quarter volume was near record levels and was the result of customer order delays from the first quarter of fiscal 2003.

The Steel Manufacturing Business saw higher average selling prices and higher sales volumes during the second quarter of fiscal 2004 compared with the second quarter of fiscal 2003. Domestic steel producers continued to raise selling prices in an attempt to offset the sharp rise in raw material and energy costs. Additionally, the Steel Manufacturing Business experienced a shift in sales mix to higher priced products. Sales prices and volumes also benefited from lower steel imports, which is partially attributed to the weakness of the U.S. dollar and higher ocean freight rates. Additionally, sales volumes have increased over the second quarter of fiscal 2003 due primarily to increases in steel consumption, industry consolidation and customers' efforts to buy ahead of announced price increases. Partially offsetting the higher selling prices and volumes was an increase in the cost of raw materials resulting from increases in worldwide demand for recycled ferrous metal. The Steel Manufacturing Business also received $1.8 million during the second quarter of fiscal 2004 as a final payment regarding an electrode price fixing settlement that was settled in favor of a number of steel mills, including the Company's steel mill. This amount is included in income from operations.

The Auto Parts Business continues to experience strong growth in wholesale revenues, which originate from the sale of scrap metal ("scrap sales") and other parts wholesale ("core sales"). Scrap sales benefited from rising prices caused by many of the factors experienced by the Metals Recycling Business. Core sales also benefited from rising prices which are due to both increased demand and operational improvements. This increased revenue was partially offset by increased vehicle purchasing costs and higher labor costs. Retail revenues increased modestly from the second fiscal 2003 quarter due to increased retail pricing and volumes. On March 8, 2004, a newly formed Canadian subsidiary of the Company acquired three stores in Calgary, Edmonton and Kelowna, Canada, increasing the number of stores in the Auto Parts Business segment to 26. It is anticipated that the addition of these three stores will positively affect operating results beginning with the Company's third fiscal quarter of 2004.

Net income for the second quarter of fiscal 2004 compared with the same quarter in the previous fiscal year benefited from improvements in all of the Company's business segments. The Metals Recycling Business and the Steel Manufacturing Business experienced higher operating income due to higher average selling prices as well as higher sales volumes. The Auto Parts Business saw a modest increase in operating income. Revenues have increased year over year, with corresponding increases in vehicle purchase and labor costs, which have compressed margins. The joint ventures in the metals recycling business also saw higher income primarily due to growth in market share of the Brokering Joint Venture.

REVENUES. Consolidated revenues for the quarter ended February 29, 2004 increased 30% from $124.7 million to $161.6 million compared with the second quarter of fiscal 2003. The increase was primarily a result of a significant rise in the Metals Recycling Business' average net selling price per ton and increases in the Steel Manufacturing Business' sales volume and average net selling price per ton. The Auto Parts Business wholesale revenues also rose significantly while its retail revenues saw a modest increase.

                        SCHNITZER STEEL INDUSTRIES, INC.


Revenues for the Metals Recycling Business for the quarter ended February 29, 2004, before intercompany eliminations, increased $23.6 million (28%) compared with the fiscal 2003 quarter primarily due to higher average net selling prices per ton and higher shipping costs billed to customers offset by lower ferrous sales volumes. Total ferrous sales volumes decreased by approximately 54,000 tons (10%) due to the fact that the second quarter of fiscal 2003 was a record quarter in terms of sales volumes as customers delayed orders from the first quarter of fiscal 2003 in anticipation of price declines, which did not materialize. The average sales price, net of shipping costs (average net sales price), for ferrous metals increased $47 per ton (42%) to $158 per ton from the second quarter of fiscal 2004 due to the lower supplies of competing metal in global markets, strong demand in Asia and increased demand domestically. Nonferrous selling price per pound increased 18% in the current quarter versus a year ago, and was primarily attributable to continued strong demand from China and Korea. Nonferrous sales volumes declined 12% due to lower beginning inventory levels this quarter compared to last year's quarter. The high demand for nonferrous metal during last year's second quarter enabled the Company to decrease its inventory levels. Nonferrous inventory levels continued to remain low during the second quarter ended 2004 and this, coupled with reduced availability of raw materials, caused nonferrous volumes to decline.

The Steel Manufacturing Business' revenues for the quarter ended February 29, 2004 increased $18.6 million (45%), to $59.9 million compared with the prior year quarter, reflecting higher average sales prices and higher volumes. Finished steel shipments were 18% higher than the prior year with the average finished steel net selling price up $68 per ton (24%) to $351 per ton compared with the same quarter last year. Sales volumes improved due to industry consolidation, reduced imports and customer buying activities mentioned in the "General" section. The price increases were primarily caused by improved consumption, a higher-priced sales mix and steel producers' attempts to offset the sharp rise in raw material and energy costs.

Revenues for the Auto Parts Business for the second quarter ended February 29, 2004, before intercompany eliminations, increased $2.5 million (17%) compared with the fiscal 2003 quarter primarily due to an increase in wholesale revenues driven by higher sales prices for scrapped auto bodies due to rising ferrous recycled metal prices. Wholesale prices also benefited from the implementation of improved efficiencies and changes in work practices, which were caused in part by a new distribution center. This, coupled with strong pricing, resulted in increased sales volumes. Retail revenues increased slightly due to increased pricing, while admissions were consistent with the fiscal 2003 quarter.

COST OF GOODS SOLD. Consolidated cost of goods sold increased $29.5 million (28%) for the second quarter ended February 29, 2004, compared with the same period last year. Cost of goods sold decreased as a percentage of revenues from 85% to 84%. Gross profit increased $7.5 million to $26.0 million during the latest quarter compared to the prior year quarter driven by profit margin improvements at the Company's Metal Recycling and Steel Manufacturing Business segments.

For the Metal Recycling Business, the cost of goods sold as a percentage of revenues decreased compared with the second quarter of fiscal 2003 from 85% to 84%. Gross profit increased by $5.0 million to $18.0 million. The increase in gross profit was attributable to higher average net selling prices per ton. Compared with the second quarter of last year, the average ferrous metals cost of sales per ton increased 40% due primarily to higher purchase costs for unprocessed ferrous metals and higher export sales shipping costs. Generally, the change in the cost of unprocessed metal has a strong correlation to changes in the average selling price. Thus, as selling prices rose compared with last year's quarter, so did the cost of unprocessed metal.

For the second quarter of fiscal 2004, cost of goods sold for the Steel Manufacturing Business increased $14.6 million (35%) compared to the same period last year. Cost of goods sold per ton increased 15% primarily due to higher raw material costs partially offset by lower rolling mill conversion costs and the receipt of the $1.8 million electrode price fixing settlement mentioned earlier. As a percentage of revenues, cost of goods sold decreased from 101% to 94%. In the second quarter of fiscal 2004, the gross profit was $3.5 million compared

                        SCHNITZER STEEL INDUSTRIES, INC.


with a gross loss of $0.5 million in the second quarter of last year. This improvement was primarily attributable to higher selling prices and the electrode settlement.

The Auto Parts Business' cost of sales was $2.0 million (24%) higher during the second quarter of fiscal 2004 as compared to the cost of sales for the fiscal 2003 quarter. As a percentage of revenues, the cost of sales increased to 60% from 56% for the fiscal 2003 quarter. The higher cost of sales was due to increased car purchase costs that were the result of higher scrap metal prices and increased labor costs.

JOINT VENTURES. The Joint Ventures in the Metals Recycling Business predominantly sell recycled ferrous metal. Revenues for this segment in the second quarter of fiscal 2004 increased $157.0 million (80%) compared with the prior year quarter primarily due to higher average net selling prices per ton. Additionally, the Brokering Joint Venture experienced a 105% increase in sales volumes compared with the prior year quarter. The Processing Joint Ventures' average net selling price per ton for ferrous recycled metals increased due to the same supply and demand circumstances described earlier for the Company's wholly owned businesses while sales volumes decreased 12% over the prior year due to the fact that last year's second quarter sales volumes were near record levels and were the result of customer order delays from the first quarter of fiscal 2003.

Income from Joint Ventures amounted to $8.7 million for the second quarter of fiscal 2004 compared to $6.2 million in last year's second quarter. The increase in the joint ventures' quarterly income came primarily from a significant margin improvement in the Brokering Joint Venture that has been growing its market share and is now serving additional markets and customers.

IMPAIRMENT AND OTHER NON-RECURRING CHARGES. In connection with the 2003 acquisition of the Auto Parts Business, the Company conducted an environmental due diligence investigation and accrued $2.1 million in environmental liabilities.

GENERAL AND ADMINISTRATIVE EXPENSE. Compared with the second quarter of fiscal 2003, general and administrative expense for the same quarter this fiscal year increased $1.3 million primarily due to higher bonus accruals given the Company's improved performance and costs associated with the Company's compliance with Section 404 of the Sarbanes Oxley Act. As a percentage of revenues, general and administrative expenses have decreased from 6.5% to 5.8% due to spreading the Company's fixed costs over higher revenues.

INTEREST EXPENSE. Interest expense for the second quarter of fiscal 2004 increased $0.2 million to $0.5 million compared with the second quarter of fiscal 2003. The increase was primarily a result of higher average debt balances during the fiscal 2004 quarter compared with the fiscal 2003 quarter.

INCOME TAX PROVISION. The tax rate for the second quarter of fiscal 2004 was approximately 19%, compared with a tax rate of 27% for the prior year quarter. The Company's $6.1 million deferred tax valuation allowance was reversed in this quarter, resulting in a corresponding reduction in the income tax provision for the period, which was offset in part by a change in the estimate of the tax benefit from the Extraterritorial Income Exclusion. It is anticipated that the rate will be 34% in the third and fourth quarter of fiscal 2004, reflecting the full utilization of the NOL tax benefits and the lower estimated tax benefits of the Extraterritorial Income Exclusion. The change in the Company's GAAP tax rate associated with the reversal of the valuation reserves had no impact on the Company's cash flow; however, the cash taxes paid by the Company are anticipated to continue to benefit from the NOLs through the year 2016. See Note 5 - Income Tax Provision in the Notes to the Condensed Consolidated Financial Statements.

PRE-ACQUISITION INTERESTS. For the second quarter of fiscal 2003, pre-acquisition interests of $0.7 million, which are net of tax, represent the share of income attributable to the former joint venture partner prior to the 2003 acquisition. See Note 3 of the Notes to the Condensed Consolidated Financial Statements.

                        SCHNITZER STEEL INDUSTRIES, INC.


MINORITY INTERESTS. Minority interests, net of tax, represent the share of income attributable to various continuing minority partners within the Auto Parts Business segment. During the three month period ended February 29, 2004, minority interests increased $0.2 million due to improved operating performance at locations which have minority partners.


FIRST HALF OF FISCAL 2004 VS. FIRST HALF OF FISCAL 2003
-------------------------------------------------------

REVENUES. Consolidated revenues for the six months ended February 29, 2004 increased $74.7 million (35%) from the same period last year. The higher revenues were primarily attributed to increased sales volumes and higher average selling prices for the Metals Recycling Business and the Steel Manufacturing Business and higher wholesale revenues for the Auto Parts Business.

During the six months ended February 29, 2004, revenues for the Metals Recycling Business, before intercompany eliminations, increased $57.6 million (44%), which is attributed to average ferrous recycled metals selling prices, higher ferrous sales volumes, and higher shipping costs billed to customers. Ferrous sales volumes increased by 7% over the 2003 period. Average net selling prices for ferrous metals were up 39% and nonferrous metals were up 14% compared with the first half of fiscal 2003. The higher prices were caused by continued strong demand from Asian countries, improvements in demand domestically, and a decrease in supply available in the global market.

The Steel Manufacturing Business' revenues for the six months ended February 29, 2004 increased $29.0 million (34%), to $113.1 million, from the first half of the prior year. The increase in revenues was a result of a 45,500 ton increase (16%) in products sold during the first six months of fiscal 2004 compared to the prior year due to increasing consumption and industry consolidation. Average net selling prices increased 17% due primarily to improved consumption, a higher-priced sales mix and steel producers' attempts to offset the sharp rise in raw material and energy costs.

Revenues for the Auto Parts Business increased by $4.0 million (13%) for the first half of fiscal 2004 compared to the same period in 2003. The higher revenues were primarily caused by an increase in wholesale revenues driven by rising prices for car bodies and increasing volumes and price for cores.

COST OF GOODS SOLD. Consolidated cost of goods sold increased by $59.4 million (32%) for the six months ended February 29, 2004, compared with the same period last year. Cost of goods sold decreased as a percentage of revenues from 85% to 84%, which contributed to a $15.3 million increase in gross profit for the first six months of fiscal 2004 as compared to the prior year. The higher gross profit reflected the increased volumes and selling prices for the Metals Recycling Business and the Steel Manufacturing Business and higher wholesale prices for the Auto Parts Business.

During the first six months of fiscal 2004, the Metals Recycling Business' cost of goods sold increased $45.3 million over the prior year. The cost of goods sold as a percentage of revenues decreased from 85% for the first half of fiscal 2003 to 83% during the first half of fiscal 2004. As a result, gross profit increased by $12.4 million to $32.3 million. The increase in gross margin in the first six months of fiscal 2004 is attributable to higher average selling prices per ton and higher sales volumes partially offset by higher average amounts paid for unprocessed metal and higher export sales shipping costs compared with the first six months of fiscal 2003.

During the first six months of fiscal 2004, cost of goods sold for the Steel Manufacturing Business increased $23.7 million compared to the same period last year and decreased as a percentage of revenues from 101% to 96%. This decrease is attributable to higher average selling prices, higher sales volumes and the receipt of the $1.8 million electrode price fixing settlement. Gross margin improved from a loss of $1.1 million to a profit of $4.2 million compared with the first half of last year primarily due to higher average selling prices, higher sales

                        SCHNITZER STEEL INDUSTRIES, INC.


volumes and the electrode price fixing settlement. This improvement is partially offset by higher raw material and conversion costs compared with the first six months of fiscal 2003.

The Auto Parts Business' cost of sales as a percentage of revenues increased to 59% from 57% during the first half of fiscal 2004 as compared to the fiscal 2003 period due primarily to higher labor and car purchase costs.

JOINT VENTURES. For the six months ended February 29, 2004, revenues for Joint Ventures in the Metals Recycling Business increased by $258.1 million from the first six months of last year. The increase was primarily due to higher average net sales prices for ferrous metals and higher ferrous sales volumes for the Brokering Joint Venture. These higher average sales prices were caused by the same market conditions as described for the Metals Recycling Business. The higher sales volumes are a result of increased market share at the Brokering Joint Venture. For the first six months of fiscal 2004, income recognized from these joint ventures increased by $5.5 million over the first six months of fiscal 2003 to $15.1 million. The improved operating results were primarily caused by higher average net selling prices per ton and higher sales volumes.

GENERAL AND ADMINISTRATIVE EXPENSE. For the six months ended February 29, 2004, general and administrative expense increased $2.4 million over the same period last year primarily due to higher bonus accruals given the Company's improved performance and costs associated with the Company's compliance with Section 404 of the Sarbanes-Oxley Act. As a percentage of revenues, general and administrative expense has decreased from 7% to 6% due to spreading fixed costs over higher revenues.

INTEREST EXPENSE. For the six months ended February 29, 2004, interest expense increased $0.2 million to $0.9 million compared with the same period last year. The increase was primarily a result of higher average borrowings year over year.

INCOME TAX PROVISION. The tax rate for the first six months of fiscal 2004 was approximately 23%, compared with a tax rate of 26% for the first six months of fiscal 2003. The Company's $6.1 million deferred tax valuation allowance was reversed in this quarter, resulting in a corresponding reduction in the income tax provision for the period, which was offset in part by a change in the estimate of the tax benefit from the Extraterritorial Income Exclusion. It is anticipated that the rate will be 34% in the third and fourth quarter of fiscal 2004 reflecting the full utilization of the NOL tax benefits and the lower estimated tax benefits of the Extraterritorial Income Exclusion. The change in the Company's GAAP tax rate associated with the reversal of the valuation reserves had no impact on the Company's cash flow; however, the cash taxes paid by the Company are anticipated to continue to benefit from the NOLs through the year 2016. See Note 5 - Income Tax Provision in the Notes to the Condensed Consolidated Financial Statements.

PRE-ACQUISITION INTERESTS. For the six months ended February 28, 2003, pre-acquisition interests of $2.5 million, which are net of tax, represent the share of income attributable to the former joint venture partner prior to the acquisition. See Note 3 of the Notes to the Condensed Consolidated Financial Statements.

MINORITY INTERESTS. Minority interests, net of tax, represent the share of income attributable to various continuing minority partners within the Auto Parts Business segment. During the six month period ended February 29, 2004, minority interests increased $0.3 million due to improved operating performance at locations which have minority partners.

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

LIQUIDITY AND CAPITAL RESOURCES. Cash provided by operations for the six months ended February 29, 2004 was $36.4 million compared with $12.4 million for the same period in the prior fiscal year. The improved cash flow was primarily due to higher net income and reductions in inventory and accounts receivable for the current period compared to increases in the previous year.

                        SCHNITZER STEEL INDUSTRIES, INC.


Capital expenditures for the six months ended February 29, 2004 were $10.9 million compared with $10.1 million during the first six months of fiscal 2003. The increase was primarily due to improvement projects at the Company's Oakland, California recycling facility and its steel mill. The Company initially estimated that the electric arc furnace in the steel mill's melt shop would be replaced by the end of fiscal 2004. The Company has revised that estimated completion date and is now targeting an installation date closer to the end of calendar 2004. The Company expects to spend approximately $14.9 million on capital projects during the remainder of fiscal 2004.

As a result of acquisitions completed in prior years the Company had $20.9 million of accrued environmental liabilities as of February 29, 2004. Over the next twelve months, the Company expects to pay approximately $9.5 million relating to a previously accrued remediation project in connection with one of its metals recycling facilities located in the State of Washington on the Hylebos Waterway (please refer to Note 7 - Environmental Liabilities in the Notes to the Consolidated Financial Statements included in Item 8 of Form 10-K for the fiscal year ended August 31, 2003). Additionally, the Company expects to require significant future cash outlays as it incurs the actual costs relating to the remediation of other such environmental liabilities.

As of February 29, 2004, the Company had a committed unsecured bank credit facility totaling $150 million that matures in May 2006. The Company also had an additional unsecured line of credit of $10 million, which is uncommitted. The Company's debt agreements have certain restrictive covenants. As of February 29, 2004, the Company was in compliance with such covenants and had aggregate bank borrowings outstanding of $75 million.

In July 2002, the Company's metals recycling joint ventures with Hugo Neu Corporation entered into a $70 million revolving credit facility ("JV Credit Facility") with a group of banks for working capital and general corporate purposes. Prior to that time, the joint ventures' working capital and other cash needs had been met by advances provided equally by the Company and its partner, Hugo Neu Corporation. During February 2004, the facility was increased to $110 million. The JV Credit Facility expires in July 2004 and is secured by the inventory and receivables of the joint venture businesses. The Company is not a guarantor of the JV Credit Facility. The JV Credit Facility has a number of covenants and restrictions, including restrictions on the level of distributions to the joint venture partners. As of February 29, 2004, the joint ventures were in compliance with such covenants. Borrowings under the JV Credit Facility totaled $79.0 million at February 29, 2004. The increased borrowing levels were primarily caused by additional working capital requirements resulting from carrying higher levels of inventory for the Brokering Joint Venture. Also, during the quarter ended May 31, 2004, the Joint Ventures expect to obtain an additional $36 million in secured financing to purchase three new automobile shredders.

The JV Credit facility mentioned above includes restrictions on the level of distributions to the joint venture partners. Over the last 18 months, the Company has recorded $39.4 million of operating income representing its share in the earnings of the joint ventures. However, the Company has not received cash distributions. Instead, the Hugo-Neu joint ventures have been utilizing all of their available cash to fund expansion of working capital, business growth and investment in state-of-the-art equipment to improve the efficiencies and capabilities of their businesses.

Pursuant to a stock repurchase program which began October 2000, the Company is authorized to repurchase up to 3.0 million shares of its stock when the market price of the Company's stock is not reflective of management's opinion of an appropriate valuation of the stock. Management believes that repurchasing shares under these conditions enhances shareholder value. During the first six months of fiscal 2004, the Company made no share repurchases. As of February 29, 2004, the Company had repurchased a total of 1.3 million shares under this program.

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

OUTLOOK. As mentioned earlier, the ferrous recycled metal market continued to strengthen throughout the second quarter of fiscal 2004. However, the market for recycled metal continues to remain volatile and difficult to predict. The Metals Recycling Business normally accepts orders 60 to 90 days before shipment. Based upon the Metals Recycling Businesses' third quarter 2004 order backlog, contracted selling prices are, on average, significantly higher than the amounts realized in the second quarter of fiscal 2004 and the third quarter of fiscal 2003. Third quarter 2004 sales volumes are anticipated to be in the general range of last year's third quarter level. Ocean freight rates continue to remain high from a historical context, however, it appears freight rates are beginning to stabilize and may begin to show a modest decline in the coming months. The cost of unprocessed ferrous metal remains very competitive and volatile. We anticipate the cost of unprocessed metal to generally follow the trend of market selling prices.

The joint venture processors in the metals recycling business are anticipated to experience similar market trends as the Company's wholly owned Metals Recycling Business; however, their financial results may vary depending on geographical locations, competition and other factors.

The domestic economy appears to be improving, which has spurred an increase in demand for finished steel and has benefited the Company's Steel Manufacturing Business. Over the last few months, finished steel selling prices steadily rose across all product lines. Finished steel sales volumes traditionally increase in the third fiscal quarter due to seasonal improvements in demand. However, management believes that certain customers appear to have built inventories during the second quarter, which is expected to modestly reduce third quarter sales volumes. It's anticipated that third quarter sales volumes will be in excess of 150,000 tons. Market prices are expected to continue to rise throughout the third quarter. The higher selling prices are anticipated to be partially offset by higher raw material costs. Overall, it is estimated that the Steel Manufacturing Business will be continue to be profitable in the third quarter of fiscal 2004.

The Auto Parts Business typically experiences increased retail demand in the third quarter of each year as customer admissions increase in concert with improving weather conditions. Wholesale revenues should remain strong and may improve modestly over the second quarter of this fiscal year. The anticipated increase in revenues is expected to be offset in part by higher inventory costs. The Auto Parts Business's operating profits are also anticipated to benefit from the addition of the three new Canadian stores.

Overall, the Company estimates its third quarter 2004 income from operations to be in the $38 million to $43 million range. This amount compares to income from operations of $22.0 million reported for the third quarter of fiscal 2003.

The Company's effective tax rate should continue to benefit from Extraterritorial Income Exclusion benefits associated with certain export sales. These, as well as other factors, including increased profitability, should result in an effective fiscal 2004 annual tax rate in the 29% to 30% range.

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

                        SCHNITZER STEEL INDUSTRIES, INC.


they do not relate strictly to historical or current facts. Examples of factors affecting Schnitzer Steel Industries, Inc.'s consolidated operations and its joint ventures (the Company) that could cause actual results to differ materially are the following:

CYCLICALITY AND GENERAL MARKET CONSIDERATIONS: Purchase and selling prices for recycled metals are highly cyclical in nature and subject to worldwide economic conditions. In addition, the cost and availability of recycled metals are subject to global supply and demand conditions which are volatile and beyond the Company's control, resulting in periodic fluctuations in recycled metals prices and working capital requirements. While the Company attempts to maintain and grow margins by responding to changing recycled metals selling prices through adjustments to its metals purchase prices, the Company's ability to do so is limited by competitive and other market factors. Additionally, changing prices could potentially impact the volume of recycled metal available to the Company, the subsequent volume of processed metal sold by the Company, inventory levels and the timing of collections and levels relating to the Company's accounts receivable balances. Moreover, increases in recycled metals prices can adversely affect the operating results of the Company's Steel Manufacturing Business because increases in steel prices generally lag increases in ferrous recycled metals prices.

The steel industry is also highly cyclical in nature and sensitive to general economic conditions. Future economic downturns or a stagnant economy may adversely affect the performance of the Company.

The Company expects to continue to experience seasonal fluctuations in its revenues and net income. Revenues can fluctuate significantly quarter-to-quarter due to factors such as the seasonal slowdown in the construction industry, which is an important consumer of both the Company's finished steel products and other customers who buy recycled metal. The timing and extent of the slowdown is also dependent on the weather.

Another factor, which may affect revenues, relates to the seasonal reduction in demand for recycled metal from foreign customers who tend to reduce their finished steel production during the summer months to offset higher energy costs. Also, severe weather conditions may affect the Company's global market conditions.

The Company makes a number of large ferrous recycled metals shipments to foreign steel producers each year. Customer requirements, shipping schedules and other factors limit the Company's control over the timing of these shipments. Variations in the number of foreign shipments from quarter to quarter will result in fluctuations in quarterly revenues and earnings. The Company's expectations regarding ferrous metal sales prices and volumes, as well as earnings, are based in part on a number of assumptions which are difficult to predict (for example, uncertainties relating to customer orders, metal availability, estimated freight rates, ship availability, cost and volume of inventory yet to be processed, and production output, etc.).

The Auto Parts Business experiences modest seasonal fluctuations in demand. The retail stores are open to the natural elements. During periods of extreme temperatures and precipitation, customers tend to delay their purchases and wait for milder conditions. As a result, retail sales are generally higher during the spring and fall of each calendar year and lower in the winter and summer months.

Additionally, the Auto Parts Business is subject to a number of other risks that could prevent it from maintaining or exceeding its current levels of profitability, such as volatile supply and demand conditions affecting prices and volumes in the markets for its products, services and raw materials; environmental issues; local and worldwide economic conditions; increased competition; and business integration and management transition issues.

COMPETITION: The recycled metals industry is highly competitive, with the volume of purchases and sales subject to a number of competitive factors, principally price. The Company competes with both large and numerous smaller companies in its markets for the purchase of recyclable metals. The Company also competes with a number of domestic and foreign recycled metals processors and brokers for processed and unprocessed metal as well as for

                        SCHNITZER STEEL INDUSTRIES, INC.


sales to domestic and foreign customers. For example, in the recent past, lower cost ferrous recycled metals supplies from certain foreign countries have adversely affected market selling prices for ferrous recycled metals. Since then, many of these countries are believed to have imposed export restrictions which have significantly reduced their export volumes and lowered the worldwide supply of ferrous recycled metals. These restrictions are believed to have had a positive effect on the Company's selling prices. Given the intricacies in which the global markets operate, the Company cannot predict when or if foreign countries will change their trading policies and what effect, if any, such changes might have on the Company's operating results.

From time to time, both the United States and foreign governments impose regulations and restrictions on trade in the markets in which the Company operates. Also, it is not unusual for various constituencies to petition government entities to impose new restrictions or change current laws. If imposed, these restrictions could affect the Company's margins as well as its ability to ship goods to foreign customers. Alternatively, restrictions could also affect the global availability of ferrous recycled metals, thereby affecting the Company's volumes and margins. As a result, it is difficult to predict what, if any, impact pending or future trade restrictions will have on the operations of the Company.

Some of the more significant domestic competitors include regional steel mills and their brokers who compete for recycled metal for the purpose of providing the mill with feedstock to produce finished steel. During periods when market supplies of metal are in short supply, these buyers may, at times, react by raising buying prices to levels that are not reasonable in relation to more normal market conditions. As a result, the Company may have to raise its buying prices to maintain its production levels which may result in compressed margins.

The domestic steel industry also is highly competitive. Steel prices can be highly volatile and price is a significant competitive factor. The Company competes domestically with several steel producers in the Western United States for sales of its products. In recent years, the Company has experienced significant foreign competition, which is sometimes subsidized by large foreign government agencies. There can be no assurance that such competition will not increase in the future. In March and April 2002, the ITC imposed tariffs on imported steel, under Section 201 of the 1974 Trade Act, to temporarily aid the domestic steel industry. On December 4, 2003, President Bush, in response to pressure by the World Trade Organization, terminated these tariffs. However, management is of the belief that the tariffs did not significantly benefit selling prices for finished steel products on the West Coast of the United States. In the spring of 2002, the U.S. Government imposed anti-dumping and countervailing duties against wire rod products from eight foreign countries. These duties have assisted the Company in increasing sales of wire rod products; any expiration or termination of the duties could have a corresponding adverse effect.

In December 2002, Nucor Corporation ("Nucor") assumed ownership of the assets of Birmingham Steel Corp., and acquired a steel manufacturing business in Seattle, Washington. Nucor Corporation, the leader in setting finished steel prices in the Company's finished steel markets, has a significant share of the West Coast steel market and is considered an aggressive competitor. The long term impact, if any, which Nucor's ownership and operation of Birmingham Steel's Seattle facility will have on the Steel Manufacturing Business' and the Metals Recycling Business' operating results cannot be determined at this time. Additionally, until recently the Steel Manufacturing Business also competed with the North Star steel mill in Kingman, Arizona, a producer of wire rod and rebar products, which was sold to Nucor. That facility is currently idle, but any future start-up of its operations could negatively impact the Company's recycled metal and finished steel markets, prices and margins.

The Auto Parts Business competes with both full-service and self-service auto dismantlers as well as larger well financed retail auto parts chains for retail customers. Periodically, the Auto Parts Business increases prices, which may affect customer flow and buying patterns. Additionally, in markets where the Company has only a few stores, it does not have the same pricing power it experiences in markets where it has more than one store in which it operates. As this segment expands, the Company may experience new competition from others attempting to replicate the Company's business model. The ultimate impact of these dynamics cannot be predicted. Also, the business competes for its automobile inventory with other dismantlers, used car dealers, auto auctions and

                        SCHNITZER STEEL INDUSTRIES, INC.


metal recyclers. Inventory costs can fluctuate significantly depending on market conditions and prices for recycled metal.

GEOGRAPHICAL CONCENTRATION: The Company competes in the scrap metal business through its wholly-owned Metals Recycling Business as well as through its joint venture businesses. Over the last few years, a significant portion of the revenues and operating profits earned in these segments have been generated from sales to Asian countries, principally China and South Korea. In addition, the Company's sales in these countries are also concentrated with relatively few customers that vary depending on buying cycles and general market conditions. Due to the concentration of sales in these countries and to a relatively small customer base, a significant change in buying patterns, change in political events, change in regulatory requirements, tariffs and other export restrictions within the United States or these foreign countries, severe weather conditions or general changes in economic conditions could adversely affect the financial results of the Company.

JOINT VENTURES: The Company has significant investments in joint venture companies. The Company does not manage the day-to-day activities of these businesses. As a result, it does not have the same ability to control the operations, cash flow, expenditures, debt, and related financial results as it does with its consolidated businesses. These businesses are, however, affected by many of the same risk factors mentioned in this document. Therefore, it is difficult to predict the financial results of these businesses. Additionally, two of these joint ventures continue to use LIFO inventory accounting, which tends to defer income taxes. Historically, the effects of LIFO adjustments, which are recorded during the fourth quarter of each fiscal year, have been difficult to predict.

ENERGY SUPPLY: The Company and its joint ventures utilize various energy sources to operate their facilities. In particular, electricity and natural gas currently represent approximately 9% of the cost of steel manufactured for the Company's Steel Manufacturing Business. The Steel Manufacturing Business purchases electric power under a long-term contract from McMinnville Water & Light (McMinnville), which in turn relies on the Bonneville Power Administration
(BPA). Historically, these contracts have had favorable prices and are long-term in nature. The Company has a five-year contract that expires in September 2006. On October 1, 2001, the BPA increased its electricity rates due to increased demand on the West Coast and lower supplies. This increase was in the form of a Cost Recovery Adjustment Clause (CRAC) added to BPA's contract with McMinnville. The CRAC is an additional monthly surcharge on selected power charges to recover costs associated with buying higher priced power during the West Coast power shortage. Because the BPA can adjust the CRAC every six months, it is not possible to predict future rate changes.

The Steel Manufacturing Business also has a contract for natural gas. The current annual contract expires on October 31, 2004 and reflected a 15% increase over the previous year's contract.

If the Company is unable to negotiate favorable terms of electricity, natural gas and other energy sources, this could adversely affect the performance of the Company.

TAX LAWS: The Company has been able to reduce its effective tax rate below the federal statutory tax rate for each of the last three years by using a combination of Net Operating Loss Carryforwards (NOLs), tax credits in State of California Enterprise Zones, and tax benefits associated with making foreign sales. Future tax rates are apt to be higher, though, because the NOLs have been fully used for GAAP purposes and discovery of a significant amount of further credits is not anticipated. Furthermore, Federal legislation has been proposed to eliminate or mitigate the foreign sales tax benefits. The Company cannot predict the likelihood of enactment of this or any other proposed legislation.

CURRENCY FLUCTUATIONS: Demand from the Company's foreign customers is partially driven by foreign currency fluctuations relative to the U.S. dollar. Recent weakness of the U.S. dollar relative to foreign currencies is believed to have had a significant effect in the increases in recycled metals prices over the last year, as well as resulted in increasing the cost of certain finished steel imports. Strengthening of the U.S. dollar could adversely affect the competitiveness of the Company's products in the markets in which the Company competes. Additionally, global economic forces can cause fluctuations in the currency of the foreign countries in which the

                        SCHNITZER STEEL INDUSTRIES, INC.


Company competes as well as trigger a revaluation of that currency. The Company has no control over such fluctuations and, as such, these dynamics could affect the Company's revenues and earnings.

SHIPPING AND HANDLING: Both the Metals Recycling Business and the Steel Manufacturing Business often rely on third parties to handle and transport their products to end users in a timely manner. The cost to transport the products, in particular by ocean freight, can be affected by circumstances over which the Company has no control such as fuel prices, political events, governmental regulations on transportation and changes in market rates due to carrier availability. In estimating future operating results, the Company makes certain assumptions regarding shipping costs. Given the recent tightness in the ocean freight market, the Company has experienced significant increases in its shipping costs which have adversely affected operating income. Since it is difficult to predict the future costs for shipping the Company's products, actual result could differ materially from forecasts.

In estimating quarterly volumes of ferrous metal exports, the Company makes assumptions regarding the anticipated timing of ship arrival into loading ports and the estimated time to load the ships. The actual timing of ship departure, and thus the ultimate revenue recognition, can vary due to ship availability, weather, mechanical delays, and governmental regulatory delays. One export ferrous shipment can range from 25,000 to 40,000 tons representing a significant portion of the Company's quarterly revenue and profit. Thus, the delay of one shipment into the next quarter can significantly affect the quarterly financial results.

INSURANCE: The cost of the Company's insurance is affected not only by its own loss experience but also by cycles in the insurance market. The Company cannot predict future events and circumstances which could cause rates or claims to materially change such as war, terrorist activities or natural disasters.

INTERCOMPANY SALES: The Auto Parts Business sells autobodies to the Metals Recycling Business, and the Metals Recycling Business sells ferrous recycled metal to the Steel Manufacturing Business, at prices that are intended to approximate market. When the Company consolidates its results in accordance with generally accepted accounting principles, the Company eliminates the intercompany sales and purchases and also eliminates the estimated profit remaining in inventory ("Profit Elimination") at the end of each reporting period. In estimating future operating and financial performance, the Company makes assumptions regarding the forecasted Profit Elimination computation and its impact on the quarterly financial results of the Company. Small variations in price, sales volume, production volume, and purchase prices and volumes from both within the Company and from third parties can result in significant differences between forecasted Profit Elimination and actual results.

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

                        SCHNITZER STEEL INDUSTRIES, INC.


ITEM 4. CONTROLS AND PROCEDURES

Schnitzer Steel Industries, Inc. management, under supervision of the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining disclosure controls and procedures for Schnitzer Steel Industries, Inc. and its subsidiaries. As of February 29, 2004, with the participation of the Chief Executive Officer and the Chief Financial Officer, management completed an evaluation of the Company's disclosure controls and procedures. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that all material information relating to Schnitzer Steel Industries, Inc. and its subsidiaries is made known to them by others within the organization as appropriate to allow timely decisions regarding required disclosures.

There were no changes in the Company's internal control over financial reporting during the second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

                        SCHNITZER STEEL INDUSTRIES, INC.



                                     PART II


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The 2004 annual meeting of the shareholders was held on January 26, 2004. Holders of 12,289,650 shares of the Company's Class A common stock, entitled to one vote per share, and 6,180,676 shares of the Company's Class B common stock, entitled to ten votes per share, were present in person or by proxy at the meeting.

(b)  Robert W. Philip, Kenneth M. Novack, Gary Schnitzer, Dori Schnitzer, Carol
     S. Lewis, Scott Lewis, Jean S. Reynolds, Robert S. Ball, William A. Furman, and Ralph R. Shaw were elected directors of the Company.

(c)  The meeting was called for the following purposes:

     1. To elect Robert W. Philip, Kenneth M. Novack, Gary Schnitzer, Dori Schnitzer, Carol S. Lewis, Scott Lewis, Jean S. Reynolds, Robert S. Ball, William A. Furman, and Ralph R. Shaw as directors of the Company.

          This proposal was approved as follows:

                                          Votes For      Votes Withheld/Against
                                         ----------      ----------------------
          Robert W. Philip               69,647,938           4,448,472
          Kenneth M. Novack              69,618,425           4,477,985
          Gary Schnitzer                 69,614,363           4,482,047
          Dori Schnitzer                 69,010,912           5,085,498
          Carol S. Lewis                 69,012,474           5,083,936
          Scott Lewis                    68,972,704           5,123,706
          Jean S. Reynolds               69,014,117           5,082,293
          Robert S. Ball                 72,436,608           1,659,802
          William A. Furman              72,437,708           1,659,202
          Ralph R. Shaw                  72,437,188           1,659,222

     2. To consider a shareholder proposal regarding the composition of the Board of Directors

          This proposal was rejected by the stockholders with 7,100,262 votes cast for and 63,472,379 votes cast against. There were 49,277 abstentions and 3,474,492 broker non-votes.

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

             31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


        (B)  REPORTS ON FORM 8-K

The following report was filed on Form 8-K during the fiscal quarter ended February 29, 2004:

             On January 7, 2004, the Company filed a Current Report on Form 8-K, to report under Item 12 the issuance of a press release announcing financial results for the Company's quarter ended November 30, 2003.

                        SCHNITZER STEEL INDUSTRIES, INC.




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              SCHNITZER STEEL INDUSTRIES, INC.
                                              (Registrant)



Date  April 14, 2004                          By: /s/ Barry A. Rosen
      --------------                              ---------------------------
                                                  Barry A. Rosen
                                                  Vice President, Finance and
                                                  Chief Financial Officer