Form 10-Q
period 2004-05-31
SCHNITZER STEEL INDUSTRIES INC
filed 2004-07-12
CIK 912603

================================================================================

                        SCHNITZER STEEL INDUSTRIES, INC.



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2004

                                  or

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

The Registrant had 21,582,541 shares of Class A Common Stock, par value of $1.00 per share, and 8,548,515 shares of Class B Common Stock, par value of $1.00 per share, outstanding at June 30, 2004.

================================================================================

                                      INDEX


                                                                        PAGE NO.
                                                                        --------


PART I.  FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets at May 31, 2004
    and August 31, 2003........................................................3

Condensed Consolidated Statement of Operations for the
    Three Months and Nine Months Ended May 31, 2004 and 2003...................4

Condensed Consolidated Statement of Shareholders' Equity for the
    Year Ended August 31, 2003 and the Nine Months
    Ended May 31, 2004.........................................................5

Condensed Consolidated Statement of Cash Flows for the
    Nine Months Ended May 31, 2004 and 2003....................................6

Notes to Condensed Consolidated Financial Statements...........................7

Management's Discussion and Analysis of
   Financial Condition and Results of Operations..............................15

Quantitative and Qualitative Disclosures about Market Risk....................29

Controls and Procedures.......................................................29

PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K..............................................30

SIGNATURE PAGE................................................................31

                        SCHNITZER STEEL INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (unaudited, in thousands, except per share amounts)

                                                                      MAY 31, 2004     AUG. 31, 2003
                                                                      ------------     -------------
                                     ASSETS
                                     ------
Current Assets:
     Cash and equivalents                                             $      3,621      $      1,687
     Accounts receivable, less allowance for doubtful accounts
         of $1,045 and $712                                                 68,126            38,428
     Accounts receivable from related parties                                  265               555
     Inventories (Note 2)                                                   87,971            61,143
     Deferred income taxes                                                   4,595             4,524
     Prepaid expenses and other                                              8,269             7,400
                                                                      ------------      ------------
               Total current assets                                        172,847           113,737

Net property, plant and equipment                                          142,615           141,224

Other assets:
     Investment in and advances to joint venture partnerships              163,711           119,066
     Goodwill                                                              131,178           107,209
     Intangibles and other                                                   7,289             6,658
                                                                      ------------      ------------
                                                                      $    617,640      $    487,894
                                                                      ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
     Current portion of long-term debt                                $        229      $        220
     Accounts payable                                                       31,402            21,537
     Accrued payroll liabilities                                            14,252             8,896
     Accrued income taxes                                                   16,386                31
     Current portion of environmental liabilities                           14,750             4,639
     Other accrued liabilities                                               7,768             5,973
                                                                      ------------      ------------
               Total current liabilities                                    84,787            41,296

Deferred income taxes                                                       22,487            33,093

Long-term debt, less current portion                                       112,857            87,045

Environmental liabilities, net of current portion                            9,100            17,139

Other long-term liabilities                                                  2,726             2,704

Minority interests                                                           5,653             3,620

Commitments and contingencies                                                   --                --

Shareholders' equity:
     Preferred stock--20,000 shares authorized, none issued                     --                --
     Class A common stock-75,000 shares $1 par value authorized,
         21,544 and 12,445 shares issued and outstanding                    21,544            12,445
     Class B common stock--25,000 shares $1 par value authorized,
         8,584 and 7,061 shares issued and outstanding                       8,584             7,061
     Additional paid-in capital                                            108,980           104,249
     Retained earnings                                                     240,949           179,242
     Accumulated other comprehensive loss:
         Foreign currency translation adjustment                               (27)               --
                                                                      ------------      ------------
               Total shareholders' equity                                  380,030           302,997
                                                                      ------------      ------------
                                                                      $    617,640      $    487,894
                                                                      ============      ============

         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (Unaudited, in thousands, except per share amounts)

                                                        FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                      ------------------------------      ------------------------------
                                                      MAY 31, 2004      MAY 31, 2003      MAY 31, 2004      MAY 31, 2003
                                                      ------------      ------------      ------------      ------------
Revenues                                              $    193,750      $    127,944      $    483,729      $    343,270

Cost and expenses:
     Cost of goods sold                                    139,339           105,051           381,667           288,000
     Impairment and other non-recurring charges                 --                --                --             2,100
     Selling and commission expenses                         1,903             1,369             4,287             3,811
     General and administrative expenses                    13,206             8,337            30,771            23,484
                                                      ------------      ------------      ------------      ------------

Income from consolidated operations                         39,302            13,187            67,004            25,875

Income from joint ventures                                  28,013             8,840            42,634            18,209
                                                      ------------      ------------      ------------      ------------

Income from operations                                      67,315            22,027           109,638            44,084

Other expense:
     Interest expense                                         (562)             (444)           (1,488)           (1,134)
     Other expense                                            (315)              (61)             (161)             (277)
                                                      ------------      ------------      ------------      ------------
                                                              (877)             (505)           (1,649)           (1,411)

Income before cumulative effect of change in
     accounting principle, income taxes, minority
     interests and pre-acquisition interests                66,438            21,522           107,989            42,673

Income tax provision                                       (23,187)           (5,945)          (32,951)          (11,462)
                                                      ------------      ------------      ------------      ------------

Income before cumulative effect of change in
     accounting principle, minority interests,
     and pre-acquisition interests                          43,251            15,577            75,038            31,211

Minority interests, net of tax                                (737)             (549)           (1,797)           (1,350)
Pre-acquisition interests, net of tax                           --                --                --            (2,547)
                                                      ------------      ------------      ------------      ------------
Income before cumulative effect of change in
     accounting principle                                   42,514            15,028            73,241            27,314

Cumulative effect of change in accounting
     principle                                                  --                --                --              (983)
                                                      ------------      ------------      ------------      ------------
Net Income                                            $     42,514      $     15,028      $     73,241      $     26,331
                                                      ============      ============      ============      ============

Net Income per share - basic:
     Income before cumulative effect of change
         in accounting principle                      $       1.41      $       0.54      $       2.45      $       0.99
     Cumulative effect of change in accounting
         principle                                              --                --                --             (0.04)
                                                      ------------      ------------      ------------      ------------
     Net Income per share - basic                     $       1.41      $       0.54      $       2.45      $       0.95
                                                      ============      ============      ============      ============

Net Income per share - diluted:
     Income before cumulative effect of change
         in accounting principle                      $       1.37      $       0.52      $       2.36      $       0.96
     Cumulative effect of change in accounting
         principle                                              --                --                --             (0.04)
                                                      ------------      ------------      ------------      ------------
     Net Income per share - diluted                   $       1.37      $       0.52      $       2.36      $       0.92
                                                      ============      ============      ============      ============

         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            (in thousands, unaudited)



                                                  Class A               Class B                               Accumulated
                                                Common Stock          Common Stock      Additional               Other
                                            -------------------   -------------------    Paid-in    Retained Comprehensive
                                             Shares     Amount     Shares     Amount     Capital    Earnings      Loss       Total
                                            --------   --------   --------   --------   ---------   --------   ---------   --------

Balance at August 31, 2002                     5,025   $  5,025      4,180   $  4,180   $  96,074   $147,669   $      --   $252,948

Class B common stock converted to Class A
   common stock                                  635        635       (635)      (635)                                           --
Class A common stock issued                      547        547                             8,175                             8,722
Net income                                                                                            43,201                 43,201
Stock dividend                                 6,238      6,238      3,516      3,516                 (9,754)                    --
Cash dividends - common ($0.10 per share)                                                             (1,874)                (1,874)
                                            --------   --------   --------   --------   ---------   --------   ---------   --------

Balance at August 31, 2003                    12,445     12,445      7,061      7,061     104,249    179,242          --    302,997

Net income                                                                                            73,241                 73,241
Foreign currency translation adjustments                                                                             (27)       (27)
                                                                                                                           --------
Comprehensive income                                                                                                         73,214
Class B common stock converted to Class A
   common stock                                1,465      1,465     (1,465)    (1,465)                                           --
Class A common stock issued                      602        602                             4,731                             5,333
Stock dividend                                 7,032      7,032      2,988      2,988                (10,020)                    --
Cash dividends - common ($0.05 per share)                                                             (1,514)                (1,514)
                                            --------   --------   --------   --------   ---------   --------   ---------   --------
Balance at May 31, 2004                       21,544   $ 21,544      8,584   $  8,584   $ 108,980   $240,949   $     (27)  $380,030
                                            ========   ========   ========   ========   =========   ========   =========   ========


         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands, unaudited)




                                                              FOR THE NINE MONTHS ENDED
                                                            ------------------------------
                                                            MAY 31, 2004      MAY 31, 2003
                                                            ------------      ------------
Operations:
Net income                                                  $     73,241      $     26,331
Noncash items included in income:
   Cumulative effect of change in accounting principle                --               983
   Depreciation and amortization                                  15,020            14,709
   Minority and pre-acquisition interests                          2,514             5,267
   Equity in income of joint ventures                            (42,634)          (18,209)
   Deferred income tax                                           (10,677)              (33)
   Gain on disposal of assets                                       (212)             (106)
Cash provided (used) by changes in working capital:
   Accounts receivable                                           (29,408)            1,378
   Inventories                                                   (26,828)          (10,607)
   Prepaid expenses and other                                      2,631            (3,426)
   Accounts payable                                                9,865             1,538
   Accrued liabilities                                            23,243               725
   Environmental liabilities, net of recoveries                   (1,428)              885
   Other assets and liabilities                                      195             1,427
                                                            ------------      ------------

Net cash provided by operations                                   15,522            20,862
                                                            ------------      ------------

Investing:
Capital expenditures                                             (17,046)          (14,810)
Investment in subsidiaries                                       (23,861)          (64,923)
Cash received from joint ventures                                    470               260
Cash paid to joint ventures                                       (2,595)           (2,842)
Proceeds from sale of assets                                       1,628               577
                                                            ------------      ------------

Net cash used by investments                                     (41,404)          (81,738)
                                                            ------------      ------------

Financing:
Issuance of Class A common stock                                   5,333             2,910
Distributions to minority and pre-acquisition interests           (1,824)           (3,901)
Dividends declared and paid                                       (1,514)           (1,389)
Increase in long-term debt                                        25,821            31,414
                                                            ------------      ------------

Net cash provided by financing                                    27,816            29,034
                                                            ------------      ------------

Net increase (decrease) in cash                                    1,934           (31,842)

Cash at beginning of period                                        1,687            32,974
                                                            ------------      ------------

Cash at end of period                                       $      3,621      $      1,132
                                                            ============      ============

         The accompanying notes are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 2004 AND 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION
---------------------
The accompanying unaudited condensed interim financial statements of Schnitzer Steel Industries, Inc. (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. The condensed unaudited balance sheet for the year ended August 31, 2003 is derived from the audited balance sheet for the year ended August 31, 2003. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, management suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the fiscal year ended August 31, 2003. The results for the three and nine months ended May 31, 2004 and 2003 are not necessarily indicative of the results of operations for the entire year.

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

                        SCHNITZER STEEL INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 2004 AND 2003

The following represents reconciliation from basic EPS to diluted EPS (in thousands, except per share amounts):

                                                     For the Three Months Ended        For the Nine Months Ended
                                                   -----------------------------     -----------------------------
                                                   May 31, 2004     May 31, 2003     May 31, 2004     May 31, 2003
                                                   ------------     ------------     ------------     ------------
                                                                             (Unaudited)
Income before cumulative effect
    of change in accounting principle              $     42,514     $     15,028     $     73,241     $     27,314
Cumulative effect of change in accounting
principle                                                    --               --               --             (983)
                                                   ------------     ------------     ------------     ------------
NetIncome                                          $     42,514     $     15,028     $     73,241     $     26,331
                                                   ============     ============     ============     ============
Computation of shares (1):
     Average common shares outstanding                   30,088           27,825           29,897           27,687
     Stock options                                          971            1,167            1,152              789
                                                   ------------     ------------     ------------     ------------
     Diluted average common shares outstanding           31,059           28,992           31,049           28,476
                                                   ============     ============     ============     ============
Basic EPS:
     Income before cumulative effect
        of change in accounting principle          $       1.41     $       0.54     $       2.45     $       0.99
     Cumulative effect of change in accounting
        principle                                            --               --               --            (0.04)
                                                   ------------     ------------     ------------     ------------
     Net Income per share - basic                  $       1.41     $       0.54     $       2.45     $       0.95
                                                   ============     ============     ============     ============
Diluted EPS:
     Income before cumulative effect
        of change in accounting principle          $       1.37     $       0.52     $       2.36     $       0.96
     Cumulative effect of change in accounting
        principle                                            --               --               --            (0.04)
                                                   ------------     ------------     ------------     ------------

     Net Income per share - diluted                $       1.37     $       0.52     $       2.36     $       0.92
                                                   ============     ============     ============     ============

Dividend per share(1)                              $      0.017     $      0.017     $       0.05     $       0.05
                                                   ============     ============     ============     ============

(1) Basic and diluted earnings per share and dividends per common share for the three and nine months ended May 31, 2003, have been adjusted to reflect the one-for-one share dividend paid on August 14, 2003, to shareholders of record on July 24, 2003. Additionally, the per share data for all periods have been adjusted to reflect the three-for-two stock split effected as a stock dividend and paid March 25, 2004, to shareholders of record on March 4, 2004.

Options to purchase 804,000 shares were outstanding for the three and nine month period ended May 31, 2003, but are not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. All of the options for fiscal 2004 are considered to be dilutive and are reflected in the above table.

STOCK INCENTIVE PLAN
--------------------
The Company's compensation expense for its stock incentive plans is determined using the intrinsic value method. Accordingly, because the exercise price generally equals the market price on the date of the grant, no compensation expense is recognized by the Company for stock options issued to employees and directors. If the fair value based method had been applied in measuring stock compensation expense, the pro forma effect on net income per share would have been as follows (in thousands, except earnings per share):

                        SCHNITZER STEEL INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 2004 AND 2003

                                                     For the Three Months Ended        For the Nine Months Ended
                                                   -----------------------------     -----------------------------
                                                   May 31, 2004     May 31, 2003     May 31, 2004     May 31, 2003
                                                   ------------     ------------     ------------     ------------
                                                                             (Unaudited)
Reported net income                                $     42,514     $     15,028     $     73,241     $     26,331
Stock compensation expense, net of tax                     (139)            (351)            (405)            (646)
                                                   ------------     ------------     ------------     ------------
Pro forma net income                               $     42,375     $     14,677     $     72,836     $     25,685
                                                   ============     ============     ============     ============

Reported basic income per share                    $       1.41     $       0.54     $       2.45     $       0.95
Pro forma basic income per share                   $       1.41     $       0.53     $       2.44     $       0.93

Reported diluted income per share                  $       1.37     $       0.52     $       2.36     $       0.92
Pro forma diluted income per share                 $       1.36     $       0.51     $       2.35     $       0.90

Pro forma diluted net income per share for the three and nine months ended May 31, 2003 is computed excluding potential common shares of 804,000, as their effect is anti-dilutive. All of the options for fiscal 2004 are considered to be dilutive and are reflected in the above table.

GOODWILL
--------
The changes in the carrying amount of goodwill for the nine months ended May 31, 2004, are as follows (in thousands):

                                      Metals
                                     Recycling     Auto Parts
                                     Business       Business        Total
                                    ----------     ----------     ----------
Balance as of  August 31, 2003,
   audited                          $   34,771     $   72,438     $  107,209
Pick-N-Pull Business                        --         10,812         10,812
Combination (Note 3)
Canadian Acquisition (Note 3)               --         13,157         13,157
                                    ----------     ----------     ----------
Balance as of May 31, 2004,
   unaudited                        $   34,771     $   96,407     $  131,178
                                    ==========     ==========     ==========

The Company performs impairments tests annually and whenever events and circumstances indicate that the value of goodwill and other indefinite-lived intangible assets might be impaired. As of May 31, 2004, based on the results of the above business segments and the impairment tests performed, none of the above balances were impaired.

PENSION PLAN
------------
For certain nonunion employees (excluding Cascade Steel Rolling Mills), the Company maintains a defined benefit pension plan. The components of net periodic pension benefit cost are (in thousands):

                                                     For the Three Months Ended        For the Nine Months Ended
                                                   -----------------------------     -----------------------------
                                                   May 31, 2004     May 31, 2003     May 31, 2004     May 31, 2003
                                                   ------------     ------------     ------------     ------------
                                                                             (Unaudited)
Service cost                                       $        260     $        177     $        691     $        584
Interest cost                                               169              123              448              405
Expected return on plan assets                             (192)            (115)            (511)            (379)
Amortization of past service cost                             1                1                3                3
Recognized actuarial loss                                    48               22              127               73
                                                   ------------     ------------     ------------     ------------
Net periodic pension benefit cost                  $        286     $        208     $        758     $        686
                                                   ============     ============     ============     ============

                        SCHNITZER STEEL INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 2004 AND 2003

For the year ended August 31, 2004, the Company expects to contribute $1.0 million to its defined benefit pension plan. As of May 31, 2004, the Company has contributed approximately $0.3 million to this plan.

For Cascade Steel Rolling Mills nonunion employees, the Company maintains a defined contribution pension plan. The total plan costs are (in thousands):

                                                     For the Three Months Ended        For the Nine Months Ended
                                                   -----------------------------     -----------------------------
                                                   May 31, 2004     May 31, 2003     May 31, 2004     May 31, 2003
                                                   ------------     ------------     ------------     ------------
                                                                             (Unaudited)
Plan costs                                         $        305     $        265     $        915     $        767

For certain union employees, the Company contributes funds to a multiemployer pension plan. The total plan contributions are (in thousands):

                                                     For the Three Months Ended        For the Nine Months Ended
                                                   -----------------------------     -----------------------------
                                                   May 31, 2004     May 31, 2003     May 31, 2004     May 31, 2003
                                                   ------------     ------------     ------------     ------------
                                                                             (Unaudited)
Plan contributions                                 $        832     $        607     $      2,322     $      1,946

NOTE 2 - INVENTORIES:

Inventories consisted of the following (in thousands):

                                                  May 31,      August 31,
                                                   2004           2003
                                                 --------       --------
                                                (Unaudited)    (Audited)
          Recycled metals                        $ 46,146       $ 21,115
          Work in process                           5,803          8,254
          Finished goods                           23,973         19,912
          Supplies                                 12,049         11,862
                                                 --------       --------
                                                 $ 87,971       $ 61,143
                                                 ========       ========

NOTE 3 - BUSINESS COMBINATIONS AND ACQUISITIONS:

CANADIAN ACQUISITION
--------------------
On March 8, 2004, the Company, through its wholly owned subsidiary, PNP Auto Parts Canada Co., acquired the assets and leased the sites of three self-service used auto parts stores in Calgary and Edmonton, Alberta and Kelowna, British Columbia from Sheppard Holdings Ltd. of Calgary, Alberta, Canada, or its affiliates. The three stores currently operate under the name of Pick Your Part. This acquisition expands the geographic scope of our auto parts business into the Canadian market as part of our strategy to grow the business in North America. The acquisition was completed in the third quarter of fiscal 2004. The purchase price ($13.7 million) and the results of operations for these three stores are reflected in the consolidated results of the Company beginning with the third fiscal 2004 quarter ended May 31, 2004. Of the total purchase price, $13.2 million was related to goodwill. For further information related to goodwill, refer to Note 1 of the Consolidated Financial Statements.

PICK-N-PULL BUSINESS COMBINATION
--------------------------------
On February 14, 2003, the Company's wholly owned subsidiary, Norprop, Inc. ("Norprop") closed its acquisition (the "Acquisition") of all of the stock of Pick and Pull Auto Dismantling, Inc., which was the Company's 50% partner in Pick-N-Pull Auto Dismantlers, a California general partnership (the "Joint Venture") and all of the

                        SCHNITZER STEEL INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 2004 AND 2003

membership interests in Pick-N-Pull Auto Dismantlers, Stockton, LLC ("Stockton"). The cost of the Acquisition consisted of $71.4 million of cash paid to the seller at closing, $3.3 million of debt assumed and immediately paid off, $0.6 million of acquisition costs and $0.5 million of tax related expenses. In addition, Norprop assumed approximately $12.5 million of debt owed by the Joint Venture to the Company. Two additional payments have been made during fiscal 2004. The first payment of $4.7 million was made during the fiscal quarter ended November 30, 2003, as a result of an amendment to the Purchase Agreement. The second and final payment of $7.1 million was made during the fiscal quarter ended February 29, 2004, and related to a purchase price adjustment one year after closing based upon calendar year 2002 and 2003 earnings before interest, taxes, depreciation and amortization (EBITDA) of the acquired Auto Parts Business. The total purchase price was $100.1 million (or $96.5 million net of the seller's $3.6 million share of the Joint Venture's cash on hand at closing). The Joint Venture stores together with the Stockton store are one of the country's leading self-service used auto parts network. At the time of this acquisition, there were 23 store locations, 17 in northern California, two in Nevada, and one in each of Texas, Utah, Illinois and Indiana. During the nine months ended May 31, 2004, the Company has expanded its operations into Canada, with the purchase of three stores in an unrelated transaction bringing the total number of stores to 26.

The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition (in millions):

                Property, plant and equipment           $  13.3
                Identified intangible assets                3.7
                Other assets                                5.4
                Liabilities                                (3.8)
                Goodwill                                   81.5
                                                        -------
                     Total                              $ 100.1
                                                        =======

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

NOTE 4 - SEGMENT INFORMATION:

The Company operates in three industry segments: metal processing and recycling (Metals Recycling Business), mini-mill steel manufacturing (Steel Manufacturing Business) and self-service used retail auto parts (Auto Parts Business). Additionally, the Company is a non-controlling partner in joint ventures, which are either in the metals recycling business or suppliers of unprocessed metals. The Joint Ventures in the Metals Recycling Business sell recycled metals that have been processed at their facilities (Processing) and also buy and sell third parties' processed metals (Brokering). The Company considers these joint ventures to be separate segments because they are managed separately. These joint ventures are accounted for using the equity method. As such, the operating information related to the joint ventures is shown separately from consolidated information, except for the Company's equity in the net income of, investments in and advances to the joint ventures. Additionally, assets and capital expenditures are not shown for the joint ventures as management does not use that information to allocate resources or assess performance. The Company does not allocate corporate interest income and expense, income taxes or other income and expenses related to corporate activity to its operating segments.

                        SCHNITZER STEEL INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 2004 AND 2003

Revenues from external customers for the Company's consolidated operations are as follows (in thousands):

                                                     For the Three Months Ended        For the Nine Months Ended
                                                   -----------------------------     -----------------------------
                                                   May 31, 2004     May 31, 2003     May 31, 2004     May 31, 2003
                                                   ------------     ------------     ------------     ------------
Metals Recycling Business                          $    137,997     $     79,318     $    326,926     $    210,608
Steel Manufacturing Business                             72,048           51,076          185,128          135,177
Auto Parts Business                                      23,294           17,311           58,199           48,205
Intersegment revenues                                   (39,589)         (19,761)         (86,524)         (50,720)
                                                   ------------     ------------     ------------     ------------
Consolidated revenues                              $    193,750     $    127,944     $    483,729     $    343,270
                                                   ============     ============     ============     ============

The joint ventures' revenues from external customers are as follows (in thousands):

                                                     For the Three Months Ended        For the Nine Months Ended
                                                   -----------------------------     -----------------------------
                                                   May 31, 2004     May 31, 2003     May 31, 2004     May 31, 2003
                                                   ------------     ------------     ------------     ------------
Joint Ventures in the Metals
   Recycling Business:
          Processing                               $    343,625     $    174,732     $    729,840     $    430,249
          Brokering                                     193,946           58,088          424,406          151,292
Joint Venture Suppliers of Metals                         4,128            1,642            8,573            6,151
                                                   ------------     ------------     ------------     ------------
Total revenues                                     $    541,699     $    227,305     $  1,163,319     $    569,138
                                                   ============     ============     ============     ============

The Company's income (loss) from operations is as follows (in thousands):

                                                     For the Three Months Ended        For the Nine Months Ended
                                                   -----------------------------     -----------------------------
                                                   May 31, 2004     May 31, 2003     May 31, 2004     May 31, 2003
                                                   ------------     ------------     ------------     ------------
Metals Recycling Business                          $     32,462     $     10,114     $     55,547     $     21,679
Auto Parts Business                                       8,554            6,005           19,537           16,236
Steel Manufacturing Business                              6,956             (283)           9,506           (2,898)
Joint Ventures in the Metals Recycling Business          27,888            9,117           42,964           18,659
Joint Venture Suppliers of Metals                           125             (277)            (330)            (450)
Corporate expense                                        (6,053)          (2,445)         (11,717)          (6,998)
Eliminations                                             (2,617)            (204)          (5,869)             (44)
Impairment and other non-recurring charges                   --               --               --           (2,100)
                                                   ------------     ------------     ------------     ------------
Consolidated income from operations                $     67,315     $     22,027     $    109,638     $     44,084
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

The Company's share of depreciation and amortization expense included in the determination of joint ventures' income from operations is as follows (in thousands):

                        SCHNITZER STEEL INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 2004 AND 2003

                                                     For the Three Months Ended        For the Nine Months Ended
                                                   -----------------------------     -----------------------------
                                                   May 31, 2004     May 31, 2003     May 31, 2004     May 31, 2003
                                                   ------------     ------------     ------------     ------------
Joint Ventures in the Metals
    Recycling Business                             $      1,935     $      1,488     $      5,160     $      4,748
Joint Venture Suppliers of Metals                            65               70              199              219
                                                   ------------     ------------     ------------     ------------
Total                                              $      2,000     $      1,558     $      5,359     $      4,967
                                                   ============     ============     ============     ============

NOTE 5 - INCOME TAX PROVISION:

As part of the 1996 acquisition of Proler International, Inc., the Company succeeded to federal income tax Net Operating Loss carryforwards ("NOLs"). In accordance with generally accepted accounting principles (GAAP), valuation reserves were then established against the NOLs because management was uncertain whether the Company's future taxable income would be sufficient to use the NOLs. Part of the uncertainty stemmed from two Federal tax law constraints, one an annual dollar limit and the other a time limit: With respect to the NOLs, the Company could only offset taxable income by $2.4 million a year, and they would expire if not used by 2016. Management would assess the continuing need for the valuation reserves each fiscal quarter, and would release them only to the extent that the uncertainty regarding their use was judged to be mitigated.

During the second quarter of fiscal 2004, management assessed those reserves and determined that it was more likely than not that future taxable income would be sufficient to absorb the remaining NOLs of $15.3 million. Accordingly, the $6.1 million deferred tax asset valuation allowance associated with the NOLs was reversed and income tax expense was reduced by that amount. This determination was based upon a number of factors including profitability trends, industry fundamentals and recent profitable acquisitions. The reversal of the valuation allowance, offset in part by an unrelated change in estimated Extraterritorial Income Exclusion (EIE) tax benefits on export sales, reduced the Company's second quarter tax rate from 29% to 19%. The reversal had no effect on cash flows, as those are only affected by the present and future use of the NOLs against taxable income.

For the nine months ended May 31, 2004, the tax rate was 31%, which includes an EIE benefit of approximately 3%.

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

                        SCHNITZER STEEL INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 2004 AND 2003

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

AUTO PARTS BUSINESS
-------------------
On January 6, 2004, Pick-N-Pull Auto Dismantlers (PNP), one of the Company's subsidiaries in the Auto Parts Business segment, was served with a Notice of Violation (NOV) of the general permit requirements on its diesel powered car crushers at the Rancho Cordova and Sacramento locations from the Sacramento Metropolitan Air Quality Management District (SMAQMD). The NOV required PNP to cease operation of the car crushers at these locations. Since receiving this notification, the Sacramento location has converted its diesel powered car crusher to electric powered, and the Rancho Cordova location has received an interim permit from SMAQMD to operate its diesel powered car crusher, with modifications, for one year. The Company is engaged in an ongoing evaluation of its car crushing systems and discussions with the SMAQMD to assure compliance and address the potential regulatory enforcement penalties. The Company is cooperating with the SMAQMD, but, as this is a new enforcement initiative and a first time violation, it is difficult to reasonably estimate the amount, if any, of the penalties. However, the Company's financial statements include an amount to cover what it currently believes is the potential exposure.

MANUFACTURING MANAGEMENT, INC.
------------------------------
In 1994, Manufacturing Management, Inc. (MMI) recorded a reserve for the estimated cost to cure certain environmental liabilities. This reserve was carried over to the Company's financial statements when MMI was acquired in 1995, and at May 31, 2004 aggregated $17.4 million.

General Metals of Tacoma (GMT), a subsidiary of MMI, owns and operates a metals recycling facility located in the State of Washington on the Hylebos Waterway, a part of Commencement Bay, which is the subject of an ongoing remediation project by the United States Environmental Protection Agency (EPA) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). GMT and more than 60 other parties were named potentially responsible parties
(PRPs) for the investigation and clean-up of contaminated sediment along the Hylebos Waterway. On March 25, 2002, the EPA issued Unilateral Administrative Orders (UAOs) to GMT and another party (Other Party) to proceed with Remedial Design and Remedial Action (RD/RA) for the head of the Hylebos Waterway and to two other parties to proceed with the RD/RA for the balance of the waterway. The issuance of the UAOs did not require the Company to change its previously recorded estimate of environmental liabilities for this site. The UAO for the head of the Hylebos Waterway was converted to a voluntary consent decree in May 2004, pursuant to which GMT and the Other Party agreed to remediate the head of the Hylebos Waterway. Notice of the consent decree was published in the Federal Register on June 17, 2004. The public comment period on the consent decree will end July 19, 2004, unless extended by the United States Department of Justice. Upon the final entry of the consent decree, approximately $7 million in settlement funds previously collected by EPA from other PRPs will be available for reimbursement of remediation costs incurred by GMT and the Other Party. Accordingly, as of May 31, 2004, the Company recorded $3.5 million in other current assets representing the Company's share of the expected EPA reimbursements and, because the expectation of contribution from other PRPs in this amount had previously been taken into account as a reduction in the Company's reserve for environmental liabilities, the Company also recorded a $3.5 million increase in environmental liabilities. GMT and the Other Party may pursue legal actions against other non-settling, non-performing PRPs to recover additional amounts that may be applied against the head of the Hylebos remediation costs. Significant uncertainties continue to exist regarding the total cost to remediate this site as well as the Company's share of those costs; nevertheless, the Company's estimate of its liabilities related to this site is based on information currently available.

                        SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company operates in three industry segments. The Company's Metals Recycling Business collects, processes and recycles steel and other metals through its facilities. The Company's Steel Manufacturing Business operates a mini-mill near Portland, Oregon, which melts recycled metal, produces finished steel products and maintains one mill depot in Southern California and a third party depot in Central California. The Company's Auto Parts Business purchases used and wrecked automobiles and allows retail customers the opportunity of extracting parts for purchase in its self-service auto parts stores, with 17 located in California, three in Canada, two in Nevada, and one store in each of Texas, Utah, Illinois and Indiana. Additionally, the Company is a non-controlling partner in joint ventures that are either in the metals recycling business or are suppliers of unprocessed metals. The Joint Ventures in the Metals Recycling Business sell recycled metals that have been processed at their facilities (Processing) and also buy and sell third parties' processed metals (Brokering).

RESULTS OF OPERATIONS

The Company's revenues and operating results by business segment are summarized below (in thousands):

                                                     For the Three Months Ended        For the Nine Months Ended
                                                   -----------------------------     -----------------------------
                                                   May 31, 2004     May 31, 2003     May 31, 2004     May 31, 2003
                                                   ------------     ------------     ------------     ------------
                                                                             (Unaudited)
REVENUES:
Metals Recycling Business:
      Ferrous sales                                $    121,086     $     65,172     $    282,526     $    171,732
      Nonferrous sales                                   15,174           12,764           39,661           34,548
      Other sales                                         1,737            1,382            4,739            4,328
                                                   ------------     ------------     ------------     ------------
            Total sales                                 137,997           79,318          326,926          210,608

Auto Parts Business                                      23,294           17,311           58,199           48,205
Steel Manufacturing Business                             72,048           51,076          185,128          135,177
Intercompany sales eliminations                         (39,589)         (19,761)         (86,524)         (50,720)
                                                   ------------     ------------     ------------     ------------
            Total                                  $    193,750     $    127,944     $    483,729     $    343,270
                                                   ============     ============     ============     ============


INCOME (LOSS) FROM OPERATIONS:
Metals Recycling Business                          $     32,462     $     10,114     $     55,547     $     21,679
Auto Parts Business                                       8,554            6,005           19,537           16,236
Steel Manufacturing Business                              6,956             (283)           9,506           (2,898)
Joint Ventures in the Metals Recycling Business          27,888            9,117           42,964           18,659
Joint Venture Suppliers of Metals                           125             (277)            (330)            (450)
Corporate expense                                        (6,053)          (2,445)         (11,717)          (6,998)
Intercompany eliminations                                (2,617)            (204)          (5,869)             (44)
Impairment and other non-recurring charges                   --               --               --           (2,100)
                                                   ------------     ------------     ------------     ------------
            Total                                  $     67,315     $     22,027     $    109,638     $     44,084
                                                   ============     ============     ============     ============

NET INCOME                                         $     42,514     $     15,028     $     73,241     $     26,331
                                                   ============     ============     ============     ============

                        SCHNITZER STEEL INDUSTRIES, INC.

The Joint Ventures' revenues and results of operations were as follows (in thousands):

                                                     For the Three Months Ended        For the Nine Months Ended
                                                   -----------------------------     -----------------------------
                                                   May 31, 2004     May 31, 2003     May 31, 2004     May 31, 2003
                                                   ------------     ------------     ------------     ------------
                                                                             (Unaudited)
Total revenues from external customers recognized by:
Joint Ventures in the Metals Recycling Business
    Processing                                     $    342,792     $    167,250     $    729,006     $    414,252
    Brokering                                           181,690           58,088          412,190          151,292
Joint Venture Suppliers of Metals                         3,929            1,130            8,498            8,876
                                                   ------------     ------------     ------------     ------------
                                                   $    528,411     $    226,468     $  1,149,694     $    574,420
                                                   ============     ============     ============     ============

Income (loss) from joint ventures recognized by the Company from:

Joint Ventures in the Metals Recycling Business    $     27,888     $      9,117     $     42,964     $     18,659
Joint Venture Suppliers of Metals                           125             (277)            (330)            (450)
                                                   ------------     ------------     ------------     ------------
                                                   $     28,013     $      8,840     $     42,634     $     18,209
                                                   ============     ============     ============     ============

The following table summarizes certain selected operating data for the Company and its joint venture businesses:

                                                     For the Three Months Ended        For the Nine Months Ended
                                                   -----------------------------     -----------------------------
                                                   May 31, 2004     May 31, 2003     May 31, 2004     May 31, 2003
                                                   ------------     ------------     ------------     ------------
                                                                             (Unaudited)
METALS RECYCLING BUSINESS:
Ferrous Recycled Metal Sales Prices ($/ton) (1,2)
     Domestic                                      $        228     $        125     $        177     $        112
     Export                                        $        243     $        140     $        180     $        119
     Average                                       $        237     $        133     $        179     $        117

Ferrous recycled metal shipments (tons in thousands) (2)
     To Steel Manufacturing Business                        158              144              448              400
     To other unaffiliated domestic customers                 7               48               36               98
     To export customers                                    280              240              871              784
                                                   ------------     ------------     ------------     ------------
           Total ferrous recycled metal                     445              432            1,355            1,282
                                                   ============     ============     ============     ============

Nonferrous metal shipments (pounds in thousands)         28,100           29,100           81,300           82,800
                                                   ============     ============     ============     ============

                        SCHNITZER STEEL INDUSTRIES, INC.

                                                     For the Three Months Ended        For the Nine Months Ended
                                                   -----------------------------     -----------------------------
                                                   May 31, 2004     May 31, 2003     May 31, 2004     May 31, 2003
                                                   ------------     ------------     ------------     ------------
                                                                             (Unaudited)
STEEL MANUFACTURING BUSINESS:
Sales Prices ($/ton) (1,2)
     Rebar                                         $        460     $        282     $        367     $        275
     Other                                         $        438     $        305     $        369     $        299
     Average                                       $        448     $        293     $        368     $        287

Finished steel products (tons in thousands) (2)             155              164              480              444
                                                   ============     ============     ============     ============

JOINT VENTURES IN THE METALS RECYCLING BUSINESS:
Ferrous recycled metal shipments (tons in thousands) (2)
     Processed                                            1,086              880            2,588            2,457
     Brokered                                               710              387            2,011            1,162
                                                   ------------     ------------     ------------     ------------
                                                          1,796            1,267            4,599            3,619
                                                   ============     ============     ============     ============

(1) The Company reports revenues that include shipping costs billed to customers. However, average net selling prices are shown net of shipping costs.

(2) Tons for ferrous recycled metals are long tons (2,240 pounds) and for finished steel products are short tons (2,000 pounds).

THIRD QUARTER FISCAL 2004 COMPARED TO THIRD QUARTER FISCAL 2003

GENERAL. During the third quarter of fiscal 2004, the Metals Recycling Business and related Joint Ventures continued to experience improved market conditions. Global demand for ferrous recycled metal has increased primarily due to the improving U.S. economy, growing Asian economies, in particular China and worldwide economic improvements. Throughout fiscal 2003 and into the third quarter of fiscal 2004, selling prices continued to rise primarily due to strong Asian demand, the tight supply of ferrous metal available in the export market, rising domestic demand and the weakness of the U.S. dollar relative to other foreign currencies. Demand, which is being fueled primarily by China, continues to remain strong. In 2000, China produced an estimated 129 million tons of steel representing 16% of the world's production. By the end of 2003, China produced an estimated 220 million tons of crude steel representing 23% of the world's total production. This growing steel production is directly increasing demand and prices for recycled ferrous metal. Although China is the main driving force behind the recent strong export demand, the Company is also seeing indications of growing demand from other customers located in Mexico and other Southeast Asian countries.

Demand for nonferrous recycled metal, particularly from China, was strong and boosted nonferrous metals selling prices. During the same period, the cost of unprocessed metal rose as well, which, combined with rising shipping costs, partially offset the increase in selling prices. Average export sales shipping costs rose 80% from the third quarter of last year, due to the combination of an increase in Asian demand for bulk cargo vessels that traditionally ship scrap metal and other bulk commodity products and higher fuel prices.

The Joint Ventures in the Metals Recycling Business reported increased profit primarily as a result of margin improvement in the Processing Joint Ventures that experienced similar market dynamics as the Company's wholly owned Metals Recycling business segment. Sales volumes rose to record levels during the quarter and totaled 1.8 million tons representing a 42% increase over the prior year quarter. The majority of the volume improvement came from the Brokering Joint Venture, which has continued to grow its market share. In addition, the Processing Joint Ventures shipped a record 1.1 million tons in the third quarter of 2004,

                        SCHNITZER STEEL INDUSTRIES, INC.

representing a 23% increase over the 2003 quarter. The higher sales volumes shipped by the Processing Joint Ventures were caused in part by the sale of inventory that temporarily built up during the first half of the year and was sold during the recent quarter.

The Steel Manufacturing Business saw higher average selling prices and slightly lower sales volumes during the third quarter of fiscal 2004 compared with the third quarter of fiscal 2003. Domestic steel producers continued to raise selling prices in an attempt to offset the rise in raw material and energy costs as well as due to strong demand for finished products along the West Coast of the United States. Sales prices and volumes also benefited from improvements in the U.S. economy, lower steel imports, which is partially attributed to the weakness of the U.S. dollar and higher ocean freight rates. Partially offsetting the higher selling prices was an increase in the cost of raw materials resulting from increases in worldwide demand for recycled ferrous metal. Third quarter 2004 sales volumes have decreased compared to last year's third quarter due to a significant increase in sales volumes during the second quarter of 2004 as customers bought ahead of announced price increases.

The Auto Parts Business continues to experience strong growth in wholesale revenues, which originate from the sale of scrap metal ("scrap sales") and other parts wholesale ("core sales"). Scrap sales benefited from rising prices caused by many of the factors experienced by the Metals Recycling Business. Core sales also benefited from rising prices which are due to both increased demand and operational improvements. This increased revenue was partially offset by increased vehicle purchasing costs and higher labor costs. Retail revenues also increased from the third fiscal 2003 quarter due to increased retail pricing and successful store promotions while admissions were relatively flat with the prior year During the third fiscal 2004 quarter, the original 23 stores showed revenue growth of 23% over the same period last year. On March 8, 2004, the Company acquired three stores in Calgary, Edmonton and Kelowna, Canada, forming a new Canadian subsidiary, and increasing the number of stores in the Auto Parts Business segment to 26.

Net income for the third quarter of fiscal 2004 compared with the same quarter in the previous fiscal year benefited from improvements in all of the Company's business segments. The Metals Recycling Business and the Steel Manufacturing Business experienced higher operating income due to significantly higher average selling prices. Volumes for the Metals Recycling Business increased slightly while the Steel Manufacturing Business saw a slight decline. The Auto Parts Business saw an increase in operating income resulting from higher revenues partially offset by slightly higher operating expenses, which expanded margins. The joint ventures in the metals recycling business also saw higher income primarily due to similar market dynamics experienced by the Metals Recycling Business.

REVENUES. Consolidated revenues for the quarter ended May 31, 2004 increased 51% from $127.9 million to $193.8 million compared with the third quarter of fiscal 2003. The increase was primarily a result of a significant rise in net selling prices for both the Metals Recycling Business and the Steel Manufacturing Business. Also, the Auto Parts Business revenues also rose significantly primarily due to increased retail, scrap and core revenues.

Revenues for the Metals Recycling Business for the quarter ended May 31, 2004, before intercompany eliminations, increased $58.7 million (74%) compared with the fiscal 2003 quarter primarily due to higher average net selling prices per ton, higher volumes and higher shipping costs billed to customers. The average sales price, net of shipping costs (average net sales price), for ferrous metals increased $104 per ton (78%) to $237 per ton from the third quarter of fiscal 2003 resulting in a $44.9 million increase in revenue. This price increase was due to the lower supplies of competing metal in global markets, strong demand in Asia and increased demand domestically. Additionally, many of the sales reported in the third quarter of fiscal 2004 were the result of orders taken late in the second quarter when market selling prices for ferrous metals rose to record levels. Volumes saw a modest increase of 3% and resulted in a revenue increase of $1.7 million. Average export sales shipping costs have increased 80% over the prior year's quarter and represented $7.9 million of the revenue increase. Nonferrous selling price per pound increased 24% in the current quarter versus a year ago,

                        SCHNITZER STEEL INDUSTRIES, INC.

and was primarily attributable to strong demand from China and Korea. Nonferrous sales volumes declined 4% due to lower beginning inventory levels this quarter compared to last year's quarter. The high demand for nonferrous metal during last year's third quarter enabled the Company to decrease its inventory levels. Nonferrous inventory levels continued to remain low during the third quarter of 2004 and this, coupled with reduced availability of raw materials, caused nonferrous volumes to decline.

The Steel Manufacturing Business' revenues for the quarter ended May 31, 2004 increased $21.0 million (41%), to $72.0 million compared with the prior year quarter, reflecting higher average sales prices. The average finished steel net selling price increased $155 per ton (53%) to $448 per ton compared with the same quarter last year resulting in a revenue increase of $25.4 million. This revenue increase was partially offset by a $2.7 million revenue decrease relating to a 6% reduction in sales volumes. Third quarter 2004 sales volumes have decreased compared to last year's third quarter due to a significant increase in sales volumes during the second quarter of 2004 as customers bought ahead of announced price increases. The price increases were primarily caused by improved demand, a shift in sales mix towards higher priced products, and steel producers' attempts to offset the sharp rise in raw material and energy costs.

Revenues for the Auto Parts Business for the third quarter ended May 31, 2004, before intercompany eliminations, increased $6.0 million (35%) compared with the fiscal 2003 quarter primarily due to an increase in wholesale revenues driven by higher sales prices for scrapped auto bodies caused by rising ferrous recycled metal prices and the addition of the three Canadian stores. Wholesale prices also benefited from the implementation of improved efficiencies and changes in work practices, which were caused in part by a new distribution center. This, coupled with strong pricing, resulted in increased sales volumes. Retail revenues increased slightly due to increased pricing and successful store promotions, while admissions were flat with the fiscal 2003 quarter.

COST OF GOODS SOLD. Consolidated cost of goods sold increased $34.3 million (33%) for the third quarter ended May 31, 2004, compared with the same period last year. Cost of goods sold decreased as a percentage of revenues from 82% to 72%. Gross profit increased $31.5 million to $54.4 million during the latest quarter compared to the prior year quarter driven by profit margin improvements at all of the Company's wholly owned business segments.

For the Metal Recycling Business, the cost of goods sold as a percentage of revenues decreased compared with the third quarter of fiscal 2003 from 82% to 73%. Gross profit increased by $23.5 million to $37.9 million. The increase in gross profit was attributable to higher average net selling prices per ton. Compared with the third quarter of last year, the average ferrous metals cost of sales per ton increased 53% due primarily to higher purchase costs for unprocessed ferrous metals and higher export sales shipping costs. Generally, the change in the cost of unprocessed metal has a strong correlation to changes in the average selling price; however there is generally a delay in the timing between changes in net selling prices and the change in the cost of unprocessed metal. Thus, as selling prices rose compared with last year's quarter, so did the cost of unprocessed metal. However, since purchase costs did not increase at the same rate as selling prices, and purchase costs began to decline after the Company locked in favorable export contracts at record prices early in the third quarter, the Company experienced a significant increase in margins in the quarter.

For the third quarter of fiscal 2004, cost of goods sold for the Steel Manufacturing Business increased $13.4 million (27%) compared to the same period last year. Cost of goods sold per ton increased 37% primarily due to higher raw material costs partially offset by lower rolling mill conversion costs. As a percentage of revenues, cost of goods sold decreased from 99% to 89%. In the third quarter of fiscal 2004, the gross profit was $8.2 million compared with $0.6 million in the third quarter of last year. This improvement was primarily attributable to higher selling prices.

The Auto Parts Business' cost of sales was $3.1 million higher (33%) during the third quarter of fiscal 2004 compared to the cost of sales for the fiscal 2003 quarter. As a percentage of revenues, the cost of sales decreased from 54% to 53% for the fiscal 2003 quarter. The improvement was due to higher revenues.

                        SCHNITZER STEEL INDUSTRIES, INC.

JOINT VENTURES. The Joint Ventures in the Metals Recycling Business predominantly sell recycled ferrous metal. Revenues for this segment in the third quarter of fiscal 2004 increased $301.9 million (133%) compared with the prior year quarter primarily due to higher average net selling prices per ton and higher volumes. The Brokering Joint Venture's volumes nearly doubled compared with the prior year quarter. The Processing Joint Ventures' volumes and average net selling price per ton for ferrous recycled metals increased due to the same supply and demand circumstances described earlier for the Company's wholly owned businesses.

Income from Joint Ventures amounted to $28.0 million for the third quarter of fiscal 2004 compared to $8.8 million in last year's third quarter. The increase of $19.2 million was primarily a result of higher prices and volumes of the Processing Joint Ventures. Additionally, profitability more than doubled in the Brokering Joint Venture due to volume increases of over 90% and increased margins from record high scrap metal pricing.

GENERAL AND ADMINISTRATIVE EXPENSE. Compared with the third quarter of fiscal 2003, general and administrative expense for the same quarter this fiscal year increased $4.9 million primarily due to higher bonus accruals. The Company's bonus plan is based upon the principles of Economic Value Added (EVA(R)) and is directly tied to the financial performance of the Company. Given the Company's recent record financial performance, bonus expense is significantly higher in fiscal 2004. As a percentage of revenues, general and administrative expenses are consistent with the prior year's quarter.

INTEREST EXPENSE. Interest expense for the third quarter of fiscal 2004 increased $0.1 million to $0.6 million compared with the third quarter of fiscal 2003. The increase was primarily a result of higher average debt balances during the fiscal 2004 quarter compared with the fiscal 2003 quarter.

INCOME TAX PROVISION. The 35% tax rate for the third quarter of fiscal 2004 compares with 28% for the third quarter of fiscal 2003. The increase is primarily attributable to a reduction in estimated Extraterritorial Income Exclusion tax benefits on export sales.

MINORITY INTERESTS. Minority interests, net of tax, represent the share of income attributable to various continuing minority partners within the Auto Parts Business segment. During the three month period ended May 31, 2004, minority interests increased $0.2 million due to improved operating performance at locations which have minority partners.

FIRST NINE MONTHS OF FISCAL 2004 VS. FIRST NINE MONTHS OF FISCAL 2003
---------------------------------------------------------------------

REVENUES. Consolidated revenues for the nine months ended May 31, 2004 increased $140.5 million (41%) from the same period last year. The higher revenues were primarily attributed to increased sales volumes and higher average selling prices for the Metals Recycling Business and the Steel Manufacturing Business, and higher revenues for the Auto Parts Business.

During the nine months ended May 31, 2004, revenues for the Metals Recycling Business, before intercompany eliminations, increased $116.3 million (55%), compared to the first nine months of fiscal 2003 primarily as a result of higher average ferrous recycled metals selling prices, higher ferrous sales volumes, and higher shipping costs billed to customers. Ferrous sales volumes increased by 6% over the 2003 period resulting in a revenue increase of $8.6 million. Average net selling prices for ferrous metals were up 53% and added $79.5 million to revenues. Nonferrous metals prices were up 17% compared with the first nine months of fiscal 2003 on slightly lower volumes and contributed $5.1 million towards the revenue increase. The higher prices were caused by continued strong demand from Asian countries, improvements in demand domestically, and a decrease in supply available in the global market. Shipping rates have also increased year over year and resulted in an $18.2 million increase to revenues.

                        SCHNITZER STEEL INDUSTRIES, INC.

The Steel Manufacturing Business' revenues for the nine months ended May 31, 2004 increased $50.0 million (37%), to $185.1 million, from the first nine months of the prior year. Approximately $10.4 million of the increase in revenues was a result of a 36,000 ton increase (8%) in volume during the first nine months of fiscal 2004 compared to the prior year due to increasing demand and industry consolidation all of which were the result of increases in steel consumption. Average net selling prices increased 28%, contributing $36.1 million of the increase in revenues and were due primarily to improved demand, a higher-priced sales mix and higher prices as steel producers' raised prices to offset the sharp rise in raw material and energy costs.

Revenues for the Auto Parts Business increased by $10.0 million (21%) for the first nine months of fiscal 2004 compared to the same period in 2003. The higher revenues were primarily caused by an increase in wholesale revenues driven by rising prices for recycled car bodies sold for scrap metal, increasing volumes, increasing prices for cores and the Canadian acquisition.

COST OF GOODS SOLD. Consolidated cost of goods sold increased by $93.7 million (32%) for the nine months ended May 31, 2004, compared with the same period last year. Cost of goods sold decreased as a percentage of revenues from 84% to 79%, which contributed to a $46.8 million increase in gross profit for the first nine months of fiscal 2004 as compared to the prior year. The higher gross profit reflected the increased volumes and selling prices for the Metals Recycling Business and the Steel Manufacturing Business and higher wholesale prices for the Auto Parts Business.

During the first nine months of fiscal 2004, the Metals Recycling Business' cost of goods sold increased $80.5 million over the prior year. The cost of goods sold as a percentage of revenues decreased from 84% for the first nine months of fiscal 2003 to 79% during the first nine months of fiscal 2004. As a result, gross profit increased by $35.9 million to $70.3 million. The increase in gross margin in the first nine months of fiscal 2004 is attributable to higher average selling prices per ton and higher sales volumes partially offset by higher average amounts paid for unprocessed metal and higher export sales shipping costs compared with the first nine months of fiscal 2003.

During the first nine months of fiscal 2004, cost of goods sold for the Steel Manufacturing Business increased $37.1 million compared to the same period last year and decreased as a percentage of revenues from 100% to 93%. This decrease is attributable to higher average selling prices, higher sales volumes and the receipt of the final $1.8 million electrode price fixing settlement during the second quarter ended February 29, 2004. Gross margin improved from a loss of $0.5 million to a profit of $12.4 million compared with the first nine months of last year primarily due to higher average selling prices, higher sales volumes and the electrode price fixing settlement. This improvement was partially offset by higher raw material and conversion costs compared with the first nine months of fiscal 2003.

The Auto Parts Business' cost of sales as a percentage of revenues decreased to 57% from 60% during the first nine months of fiscal 2004 as compared to the fiscal 2003 period due primarily to higher revenues offset by higher labor and car purchase costs.

JOINT VENTURES. For the nine months ended May 31, 2004, revenues for Joint Ventures in the Metals Recycling Business increased by $575.3 million from the first nine months of last year. The increase was primarily due to higher average net sales prices for ferrous metals and higher ferrous sales volumes for the Brokering Joint Venture. These higher average sales prices were caused by the same market conditions as described for the Metals Recycling Business. The higher sales volumes are a result of increased market share at the Brokering Joint Venture. For the first nine months of fiscal 2004, income recognized from these joint ventures increased by $24.4 million over the first nine months of fiscal 2003 to $42.6 million. The improved operating results were primarily caused by higher average net selling prices per ton and higher sales volumes.

                        SCHNITZER STEEL INDUSTRIES, INC.

GENERAL AND ADMINISTRATIVE EXPENSE. For the nine months ended May 31, 2004, general and administrative expense increased $7.3 million over the same period last year primarily driven by an increase in the Company's bonus accrual. The Company bonus plan is based upon the principles of Economic Value Added (EVA(R)) and covers nearly 400 of the Company's employees. The bonus plan is directly tied to the financial performance of the Company. As such, the recent record financial performance of the Company has resulted in significantly higher bonus expense in the fiscal 2004 period. Additionally, costs associated with the Company's compliance with Section 404 of the Sarbanes-Oxley Act also contributed to the increase. As a percentage of revenues, general and administrative expense has decreased from 6.8% to 6.4% due to spreading fixed costs over higher revenues.

INTEREST EXPENSE. For the nine months ended May 31, 2004, interest expense increased $0.4 million to $1.5 million compared to the same period last year. The increase was primarily a result of higher average borrowings year over year.

INCOME TAX PROVISION. The 31% tax rate for the first nine months of fiscal 2004 compares with a tax rate of 27% for the first nine months of fiscal 2003. The increase is primarily attributable to a reduction in estimated Extraterritorial Income Exclusion (EIE) tax benefits on export sales, an increase partially offset by the second quarter fiscal 2004 reversal of the $6.1 million deferred tax valuation allowance associated with Net Operating Loss carryforwards (NOLs). It is anticipated that the rate will be approximately 35% in the fourth quarter of fiscal 2004, reflecting the decrease in estimated EIE tax benefits and the fact that no further reversals of the deferred tax valuation allowance are possible. For further information regarding the tax provision, refer to Note 5 - Income Tax Provision in the Notes to the Condensed Consolidated Financial Statements.

PRE-ACQUISITION INTERESTS. For the nine months ended May 31, 2003, pre-acquisition interests of $2.5 million, which are net of tax, represent the share of income attributable to the former joint venture partner prior to the acquisition. See Note 3 of the Notes to the Condensed Consolidated Financial Statements.

MINORITY INTERESTS. Minority interests, net of tax, represent the share of income attributable to various continuing minority partners within the Auto Parts Business segment. During the nine month period ended May 31, 2004, minority interests increased $0.4 million due to improved operating performance at locations which have minority partners.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. The Company performed a transitional impairment test of its goodwill and intangible assets during the third quarter of fiscal 2003. As a result of this test, the Company recorded a non-cash impairment charge of $983,000, effective September 1, 2002, and reported it as a "Cumulative effect of change in accounting principle" on the Consolidated Statement of Operations.

LIQUIDITY AND CAPITAL RESOURCES. Cash provided by operations for the nine months ended May 31, 2004 was $15.5 million compared with $20.9 million for the same period in the prior fiscal year, notwithstanding the $46.9 million increase in net income in the 2004 period. The reduced cash flow was primarily due to reinvestment of cash flow by our Joint Ventures, temporary increases in receivables due to the volume of late-quarter shipments, and temporary increases in inventory as a result of export shipments scheduled for early in the fourth quarter of fiscal 2004. The receivables were collected in early June.

Capital expenditures for the nine months ended May 31, 2004 were $17.0 million compared with $14.8 million during the first nine months of fiscal 2003. The increase was primarily due to production improvement projects at the Company's Oakland, California recycling facility and its steel mill. The Company initially estimated that the electric arc furnace in the steel mill's melt shop would be replaced by the end of fiscal 2004. The Company has revised that estimated completion date and is now targeting an installation date closer to the end of calendar year 2004. The Company expects to spend approximately $10.8 million on capital projects during the remainder of fiscal 2004.

                        SCHNITZER STEEL INDUSTRIES, INC.

As a result of acquisitions completed in prior years the Company had $23.9 million of accrued environmental liabilities as of May 31, 2004. Over the next twelve months, the Company expects to pay approximately $12.7 million relating to a previously accrued remediation project in connection with one of its metals recycling facilities located in the State of Washington on the Hylebos Waterway. Additionally, it expects to receive $3.5 million of reimbursements from the EPA to partially offset this amount. For further information regarding environmental matters, refer to Note 6 - Environmental Liabilities. Additionally, the Company expects to require significant future cash outlays as it incurs the actual costs relating to the remediation of other such environmental liabilities.

As of May 31, 2004, the Company had a committed unsecured bank credit facility totaling $150 million that matures in May 2006. The Company also had an additional unsecured line of credit of $10 million, which is uncommitted. The Company's debt agreements have certain restrictive covenants. As of May 31, 2004, the Company was in compliance with such covenants and had aggregate bank borrowings outstanding of $105 million.

In July 2002, the Company's metals recycling joint ventures with Hugo Neu Corporation entered into a $70 million revolving credit facility ("JV Credit Facility") with a group of banks for working capital and general corporate purposes. Prior to that time, the joint ventures' working capital and other cash needs had been met by advances provided equally by the Company and its partner, Hugo Neu Corporation. During February 2004, the facility was increased to $110 million. The JV Credit Facility expires in December 2004 and is secured by the inventory and receivables of the joint venture businesses. The Company is not a guarantor of the JV Credit Facility. The JV Credit Facility has a number of covenants and restrictions, including restrictions on the level of distributions to the joint venture partners. As of May 31, 2004, the joint ventures were in compliance with such covenants. Borrowings under the JV Credit Facility totaled $56.5 million at May 31, 2004, up from $30.0 million at August 31, 2003, but down from $79.0 million at February 29, 2004. The increased borrowing levels since August 31, 2003 were primarily caused by additional working capital requirements resulting from carrying higher levels of inventory for the Brokering Joint Venture. As previously reported, the Joint Venture was expecting to obtain an additional $36 million in secured financing to purchase three new automobile shredders. Currently, the financing arrangements have been placed on hold while the JVs assess other alternatives.

The JV Credit facility mentioned above includes restrictions on the level of distributions to the joint venture partners. Over the last 21 months, the Company has recorded $67.4 million of operating income representing its share in the earnings of the joint ventures. However, the Company has not received cash distributions. Instead, the Hugo-Neu joint ventures have been utilizing all of their available cash to fund expansion of working capital, business growth and investment in state-of-the-art equipment to improve the efficiencies and capabilities of their businesses.

Pursuant to a stock repurchase program which began October 2000, the Company is authorized to repurchase up to 3.0 million shares of its stock when the market price of the Company's stock is not reflective of management's opinion of an appropriate valuation of the stock. Management believes that repurchasing shares under these conditions enhances shareholder value. During the first nine months of fiscal 2004, the Company made no share repurchases. As of May 31, 2004, the Company had repurchased a total of 1.3 million shares under this program.

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

                        SCHNITZER STEEL INDUSTRIES, INC.

OUTLOOK. During the third quarter of fiscal 2004 ferrous recycled metal selling prices began to ease from the record highs that were achieved for orders received in early March 2004. The Company believes that the decline was caused by a number of factors, including concerns over the impact of the Chinese government's recent attempt to slow its economy coupled with Asian steel mills buying metal ahead in anticipation of higher prices. Today, the uncertainty continues; however, market prices for ferrous metal have recently firmed and remain high from an historical perspective. The Metals Recycling Business normally accepts export orders 60 to 90 days before shipment. Based upon the Metals Recycling Businesses' current order backlog, contracted selling prices that are expected to be shipped in the fourth quarter are, on average, above the average realized in the first nine months of fiscal 2004, but below the record average prices in the third quarter of fiscal 2004. Fourth quarter 2004 ferrous metal sales volumes are anticipated to be in the 475,000 to 500,000 ton range. Ocean freight rates also remain relatively high; however, rates have receded from levels incurred by the Company in the third quarter of fiscal 2004. The cost of unprocessed ferrous metal remains very competitive and volatile. The Company anticipates the cost of unprocessed metal to generally follow the trend of market selling prices.

The joint venture processors in the metals recycling business are anticipated to experience similar market trends as the Company's wholly owned Metals Recycling Business; however, their financial results may vary depending on geographical locations, competition and other factors. Fourth quarter 2004 sales volumes should approximate a more normal quarterly shipment rate. Two of the joint venture businesses use last-in first-out (LIFO) to value their inventory and record a LIFO adjustment during the fourth quarter of each fiscal year. During last year's fourth quarter, the LIFO adjustment resulted in a $2.2 million charge that reduced income from operations. It is difficult to predict the ultimate impact of LIFO on the Company's fourth quarter 2004 earnings.

Due to the timing of when finished steel price increases took effect in the third quarter of fiscal 2004 as well as recently announced new price increases, the Company anticipates that the Steel Manufacturing Business's average selling price will rise in the fourth quarter of fiscal 2004. Fourth quarter sales volumes are expected to be modestly above third quarter 2004 levels, which approximates the mill's current production rate. Compared to the third quarter of fiscal 2004, fourth quarter raw material costs should be modestly lower due to anticipated declines in recycled metal selling prices.

The Auto Parts Business typically experiences a modest reduction in retail demand in the fourth quarter of each year as customer admissions decrease due to hot weather conditions. Wholesale revenues are anticipated to decline from the third quarter 2004 levels due to lower recycled metal pricing, but remain ahead of last year's levels. The Auto Parts Business's operating profits should continue to benefit from the addition of the three new Canadian stores, where retail sales tend to be seasonably strong during the summer months.

Assuming no LIFO inventory valuation adjustments at the Company's joint venture businesses, the Company estimates its fourth quarter 2004 income from operations to be in the $45 million to $52 million range. This amount compares to income from operations of $24.8 million reported for the fourth quarter of fiscal 2003, which includes the aforementioned $2.2 million LIFO charge that was recorded in the 2003 fourth quarter.

The Company's effective tax rate for the fourth quarter of fiscal 2004 should continue to benefit from Extraterritorial Income Exclusion benefits associated with certain export sales. These, as well as other factors, including increased profitability, should result in a fourth quarter 2004 effective tax rate of approximately 35%.

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

                        SCHNITZER STEEL INDUSTRIES, INC.

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

COMPETITION: The recycled metals industry is highly competitive, with the volume of purchases and sales subject to a number of competitive factors, principally price. The Company competes with both large and numerous smaller companies in its markets for the purchase of recyclable metals. The Company also competes with a number of domestic and foreign recycled metals processors and brokers for processed and unprocessed metal as well as for

                        SCHNITZER STEEL INDUSTRIES, INC.

sales to domestic and foreign customers. For example, in 2001 and 2002, lower cost ferrous recycled metals supplies from certain foreign countries adversely affected market selling prices for ferrous recycled metals. Since then, many of these countries have imposed export restrictions which have significantly reduced their export volumes and lowered the worldwide supply of ferrous recycled metals. These restrictions are believed to have had a positive effect on the Company's selling prices. Given the intricacies in which the global markets operate, the Company cannot predict when or if foreign countries will change their trading policies and what effect, if any, such changes might have on the Company's operating results.

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

The domestic steel industry also is highly competitive. Steel prices can be highly volatile and price is a significant competitive factor. The Company competes domestically with several steel producers in the Western United States for sales of its products. In recent years, the Company has experienced significant foreign competition, which is sometimes subsidized by large foreign government agencies. There can be no assurance that such competition will not increase in the future. In March and April 2002, the International Trade Commission imposed tariffs on imported steel, under Section 201 of the 1974 Trade Act, to temporarily aid the domestic steel industry. On December 4, 2003, President Bush, in response to pressure by the World Trade Organization, terminated these tariffs. However, management is of the belief that the tariffs did not significantly benefit selling prices for finished steel products on the West Coast of the United States. In the spring of 2002, the U.S. Government imposed anti-dumping and countervailing duties against wire rod products from eight foreign countries. These duties have assisted the Company in increasing sales of wire rod products; any expiration or termination of the duties could have a corresponding adverse effect.

In December 2002, Nucor Corporation ("Nucor") assumed ownership of the assets of Birmingham Steel Corp., and acquired a steel manufacturing business in Seattle, Washington. Nucor Corporation, the leader in setting finished steel prices in the Company's finished steel markets, has a significant share of the West Coast steel market and is considered an aggressive competitor. The long term impact, if any, which Nucor's ownership and operation of Birmingham Steel's Seattle facility will have on the Steel Manufacturing Business' and the Metals Recycling Business' operating results cannot be determined at this time. Additionally, until recently the Steel Manufacturing Business also competed with the North Star steel mill in Kingman, Arizona, a producer of wire rod and rebar products, which was sold to Nucor. That facility is currently idle, but any future start-up of its operations could negatively impact the Company's recycled metal and finished steel markets, prices, margins and, potentially, cash flow.

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

                        SCHNITZER STEEL INDUSTRIES, INC.

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

ENERGY SUPPLY: The Company and its joint ventures utilize various energy sources to operate their facilities. In particular, electricity and natural gas currently represent approximately 9% of the cost of steel manufactured for the Company's Steel Manufacturing Business. The Steel Manufacturing Business purchases electric power under a long-term contract from McMinnville Water & Light (McMinnville), which in turn purchases the power from the Bonneville Power Administration (BPA). Historically, these contracts have had favorable prices and are long-term in nature. The Company has a five-year contract that expires in September 2006. On October 1, 2001, the BPA increased its electricity rates due to increased demand on the West Coast and lower supplies. This increase was in the form of a Cost Recovery Adjustment Clause (CRAC) added to BPA's contract with McMinnville. The CRAC is an additional monthly surcharge on selected power charges to recover costs associated with buying higher priced power during the West Coast power shortage. Because the BPA can adjust the CRAC every six months, it is not possible to predict future rate changes.

The Steel Manufacturing Business also has a two year contract for natural gas. The current contract expires on October 31, 2005 and reflects a 15% increase over the previous contract.

If the Company is unable to negotiate favorable terms of electricity, natural gas and other energy sources, this could adversely affect the performance of the Company.

TAX LAWS: The Company has been able to reduce its effective tax rate below the federal statutory tax rate for each of the last three years by using a combination of Net Operating Loss carryforwards (NOLs), tax credits in State of California Enterprise Zones, and tax benefits associated with making foreign sales. However, in fiscal 2003, the World Trade Organization determined that the Extraterritorial Income Exclusion, or EIE, as provided for in the U.S. Internal Revenue Code, is an illegal export subsidy. Accordingly, the Company anticipates that the United States may repeal the EIE during fiscal 2004. The Senate has approved its legislative proposals in S. 1637 (the JOBS Act), and the House has passed H.R. 4520 (the American Jobs Creation Act of 2004). Differences between Senate and House versions will have to be resolved in conference negotiations. It is possible that the Company's worldwide tax rate may increase in fiscal 2004 and beyond, pending the outcome of these potential changes in the law. The Company is presently unable to determine the effect of the potential tax law changes and there is no assurance that such changes will not adversely affect its results of operations in future periods. Additionally, the Company cannot predict the likelihood of enactment of this or any other

                        SCHNITZER STEEL INDUSTRIES, INC.

proposed legislation. Future tax rates are apt to be higher, though, because the NOLs have been fully used for GAAP purposes and discovery of a significant amount of further credits is not anticipated.

CURRENCY FLUCTUATIONS: Demand from the Company's foreign customers is partially driven by foreign currency fluctuations relative to the U.S. dollar. Recent weakness of the U.S. dollar relative to foreign currencies is believed to have had a significant effect in the increases in recycled metals prices over the last year, as well as resulted in increasing the cost of certain finished steel imports. Strengthening of the U.S. dollar could adversely affect the competitiveness of the Company's products in the markets in which the Company competes. Additionally, global economic forces can cause fluctuations in the currency of the foreign countries in which the Company competes as well as trigger a revaluation of that currency. The Company has no control over such fluctuations and, as such, these dynamics could affect the Company's revenues and earnings.

SHIPPING AND HANDLING: Both the Metals Recycling Business and the Steel Manufacturing Business often rely on third parties to handle and transport their products to end users in a timely manner. The cost to transport the products, in particular by ocean freight, can be affected by circumstances over which the Company has no control such as fuel prices, political events, governmental regulations on transportation and changes in market rates due to carrier availability. In estimating future operating results, the Company makes certain assumptions regarding shipping costs. Given the recent tightness in the ocean freight market, the Company has experienced significant increases in its shipping costs which have adversely affected operating income. Since it is difficult to predict the future costs for shipping the Company's products, actual results could differ materially from forecasts.

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

ASSET ACQUISITION AND DISPOSITION: Throughout the Company's history, it has made a number of acquisitions and divestures as management attempts to improve the value of the Company for its shareholders. Over the last few years this activity has principally been limited to acquisitions related to the Auto Parts Business, the most recent of which was the March 8, 2004 purchase of three stores in Canada. It is anticipated that the Company will continue to pursue additional expansion of the Auto Parts Business as well as other business segments. Each acquisition comes with its own inherent risks that make it difficult to predict the ultimate success of the transaction. The Company may make estimates regarding its opinion about the future success of a transaction, but gives no assurance regarding the accuracy of these estimates.

On May 5, 2004, the Company announced its intention to explore various strategic alternatives, including the possible sale or merger of its Steel Manufacturing Business. To date there has not been any decision made to change the direction of the Steel Manufacturing Business and it continues to be managed as an ongoing business segment of the Company.

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

                        SCHNITZER STEEL INDUSTRIES, INC.

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

ITEM 4.    CONTROLS AND PROCEDURES

Schnitzer Steel Industries, Inc. management, under supervision of the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining disclosure controls and procedures for Schnitzer Steel Industries, Inc. and its subsidiaries. As of May 31, 2004, with the participation of the Chief Executive Officer and the Chief Financial Officer, management completed an evaluation of the Company's disclosure controls and procedures. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that all material information relating to Schnitzer Steel Industries, Inc. and its subsidiaries is made known to them by others within the organization as appropriate to allow timely decisions regarding required disclosures.

There were no changes in the Company's internal control over financial reporting during the third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

        31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32.1      Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2      Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     REPORTS ON FORM 8-K

The following reports were filed on Form 8-K during the fiscal quarter ended May 31, 2004:

            On April 1, 2004, the Company filed a Current Report on Form 8-K, to report under Item 12 the issuance of a press release announcing financial results for the Company's quarter and six months ended February 29, 2004.

            On April 30, 2004, the Company filed a Current Report on Form 8-K, to report under Item 12 the issuance of a press release announcing improved quarter earnings guidance for the quarter ended May 31, 2004.

                        SCHNITZER STEEL INDUSTRIES, INC.





                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SCHNITZER STEEL INDUSTRIES, INC.
                                       (Registrant)










Date    July 12, 2004                  By:  /s/ Barry A. Rosen
      ---------------                      -------------------------------------
                                           Barry A. Rosen
                                           Vice President, Finance and Chief
                                           Financial Officer