Form 10-K
period 2004-08-31
SCHNITZER STEEL INDUSTRIES INC
filed 2004-11-30
CIK 912603

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended August 31, 2004

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from _____________ to _____________


                         Commission File Number 0-22496


                        SCHNITZER STEEL INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    OREGON                                                        93-0341923
--------------                                               -------------------
  (State of                                                   (I.R.S. Employer
Incorporation)                                               Identification No.)


  3200 N.W. YEON AVE., P.O. BOX 10047
            PORTLAND, OR                                         97296-0047
----------------------------------------                     -------------------
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

The aggregate market value of the registrant's voting common stock outstanding held by non-affiliates on February 29, 2004 was $606,285,000.

The Registrant had 22,073,373 shares of Class A Common Stock, par value of $1.00 per share, and 8,272,866 shares of Class B Common Stock, par value of $1.00 per share, outstanding at November 1, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated herein by reference in Part III.

================================================================================

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

                                TABLE OF CONTENTS
PART  ITEM                                                                  PAGE

  I   1.    BUSINESS...........................................................3
              Overview.........................................................3
              Business Strategy................................................4
              Metals Recycling Business........................................6
              Auto Parts Business.............................................10
              Steel Manufacturing Business....................................11
              Environmental Matters...........................................14
              Employees.......................................................17
              Available Information...........................................17
      2.    PROPERTIES........................................................18
      3.    LEGAL PROCEEDINGS.................................................19
      4.    SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS.............................................19
      4(a). EXECUTIVE OFFICERS OF THE REGISTRANT..............................19

 II   5.    MARKET FOR REGISTRANT'S COMMON EQUITY,
              RELATED STOCKHOLDER MATTERS AND ISSUER
              PURCHASES OF EQUITY SECURITIES..................................21
      6.    SELECTED FINANCIAL DATA...........................................22
      7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.............................23
      7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK...............................................39
      8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................40
      9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE..........................72
      9A    CONTROLS AND PROCEDURES...........................................72
      9B    OTHER INFORMATION.................................................72

III   10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE
              REGISTRANT......................................................73
      11.   EXECUTIVE COMPENSATION............................................73
      12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS......................73
      13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................73
      14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES............................73

 IV   15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES........................74

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

                                     PART I
ITEM 1.     BUSINESS

OVERVIEW
--------

Schnitzer Steel Industries, Inc. (the Company) operates in three vertically integrated business segments that include the wholly-owned and joint venture metals recycling businesses, the Auto Parts Business and the Steel Manufacturing Business. The wholly-owned Metals Recycling Business and certain joint venture businesses collect, process and recycle metals by operating one of the largest metals recycling businesses in the United States. The Auto Parts Business operates as Pick-N-Pull in the United States and as Pick-Your-Part in Canada, and the Company believes it is one of the country's leading self-service used auto parts networks. Additionally, Pick-N-Pull is a supplier of autobodies to the Metals Recycling Business which processes the autobodies into sellable recycled metal. The Steel Manufacturing Business purchases recycled metals from the Metals Recycling Business and use its mini-mill to process the recycled metals into finished steel products. As a result of the Company's vertically integrated business, it is able to transform autobodies and other unprocessed metals into finished steel products. The Company believes that its Metals Recycling, Steel Manufacturing, and Auto Parts Businesses are cost competitive in their markets.

The Company's wholly-owned metals recycling business (the Metals Recycling Business) and its joint ventures have major collection and processing facilities in the following locations:

            Metals Recycling Business         Joint Venture Operations
            -------------------------         ------------------------
            Tacoma, WA                        Portland, ME
            Portland, OR                      Madbury, NH
            Eugene, OR                        Everett, MA
            Sacramento, CA                    Providence, RI
            Oakland, CA                       Long Island, NY
            Fresno, CA                        Jersey City, NJ
                                              Los Angeles, CA

The Company's wholly-owned Metals Recycling Business' eleven yards, including the major facilities shown above, sold 1.8 million ferrous tons, of which 0.2 million tons were brokered, in fiscal 2004. Approximately 63% of our recycled ferrous metal volume was sold to Asian steel producers. As a result of the strategic geographic locations at many of the major deep-water ports in the United States, the Metals Recycling Business and its joint venture partners benefit.

Through its joint ventures, the Company participates in the ownership of an additional 28 metals recycling collection and processing facilities including the major facilities shown above. These processing joint ventures sold 3.6 million ferrous tons in fiscal 2004. Additionally, one joint venture provides international and domestic services, which broker metal processed by third parties. In fiscal 2004, this brokerage business approximated 2.7 million tons.

The Auto Parts Business purchases salvaged vehicles, sells used parts from those vehicles through its retail stores and wholesale operations, and sells the remaining portion of the vehicles to metal recyclers. With a network of 23 retail locations in the United States and 3 retail locations in Canada, our business model has created a competitive position in our markets due to the consistent approach of offering customers a large selection of cars to obtain parts and our efficient processing of autobodies. We believe our model can be efficiently duplicated in other geographic locations and we continue to evaluate strategic relationships in markets that we believe would provide an economic benefit to the business.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

The Company's Steel Manufacturing Business consists of its wholly-owned subsidiary, Cascade Steel Rolling Mills, Inc. The Steel Manufacturing Business produces steel reinforcing bar (rebar), wire rod, merchant bar, coiled rebar and other specialty products. The Company believes that the Steel Manufacturing Business has a competitive position in its market due to its readily available source of recycled metals, efficient production processes, well-located shipping and transportation facilities, access to competitively priced electric power and proximity to California and other major western markets.

On May 5, 2004, the Company announced its intention to explore various strategic alternatives, including the possible sale or merger of its Steel Manufacturing Business. To date, there has not been any decision made to change the direction of the Steel Manufacturing Business and it continues to be managed as an ongoing business segment of the Company.

BUSINESS STRATEGY
-----------------

The Company's business strategy emphasizes continued growth of the ferrous recycled metals business and auto parts business through accretive acquisitions, new store developments and joint ventures, and maintaining its status as an efficient and competitive producer of both recycled metal and finished steel products, as well as a low-cost provider of retail and wholesale used auto parts, through investments in state-of-the-art manufacturing equipment and increased production efficiencies.

The Company considers itself, first and foremost, a ferrous metals recycling company with historically over 60% of its operating income, before corporate expenses and eliminations and impairment and other nonrecurring charges, derived from the Metals Recycling Business and its Joint Ventures in the metals recycling business. The Metals Recycling Business is one of the leading processors in each of the markets in which it operates. The combined operations of the wholly-owned Metals Recycling Business and joint venture partners make us the largest United States exporter of scrap metals. The Company intends to continue its focus on increasing the Company's position as one of the premier recycled metals processors in the country.

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

GROWTH STRATEGY. The Company has developed a multi-part growth strategy, which includes the following elements:
     o EXPAND METALS RECYCLING OPERATIONS. The Company will continue to seek expansion opportunities within both its existing markets and elsewhere by working to increase its sources of ferrous metals and through selective acquisitions or through joint ventures with other metals processors and suppliers of metal.
     o EXPAND AUTO PARTS BUSINESS. In fiscal 2003, the Company acquired our partners' interest in the joint venture and formed the Auto Parts Business segment. The Auto Parts Business provides the Company with strong vertical integration in Northern California. Pick-N-Pull is one of the country's leading self-service used auto parts networks. Over the last 15 years it has developed a strong management team and internal systems that are believed to provide it with the ability to efficiently replicate the business model in other locations. In fiscal 2004, the Auto Parts Business acquired the assets and leased the sites for three self-service used auto parts stores in Canada. We intend to seek additional expansion opportunities for the Auto Parts Business throughout North America.
     o COMPLETE VALUE CREATING ACQUISITIONS. The Company intends to complete acquisitions it believes will create shareholder value and over the long-term will earn after tax income in excess of its cost of capital. With a strong balance sheet, cash flows and available borrowing capacity, the Company believes it is in an attractive position to complete an acquisition should one fitting the Company's long-term strategic plans become available and if a reasonable price can be attained.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

INVEST IN STATE-OF-THE-ART PROCESSING AND MANUFACTURING. The Company's objective is to be an efficient and competitive producer of both recycled metals and finished steel products in order to maximize the operating margin for both operations. To meet this objective, the Company has focused on and will continue to emphasize the cost-effective purchasing and efficient processing of metals. The Company has made significant investments in state-of-the art equipment to ensure that its operations have cost effective technology to produce high quality products and to maximize economies of scale. The Company will continue to invest in equipment to improve the efficiency and capabilities of its businesses. During the last five years, the Company spent $65.8 million on capital improvements in the wholly-owned Metals Recycling Business and Steel Manufacturing Business. The Joint Ventures in the metals recycling business continue to invest in state-of-the-art processing equipment and environmental technology to retain their competitive advantage and grow the business. Capital spending by these joint ventures in fiscal 2001 through 2004 totaled over $80 million.

The wholly-owned and the Joint Ventures in the metals recycling business continually review the state of processing equipment and evaluate whether the current equipment is capable of efficiently processing the required quantities and grades. Some of our significant planned additions during fiscal 2005 include:
     o Install a state-of-the-art mega shredder in the Oakland, CA facility, which will reduce operating costs and improve product quality as well as allow us to shred materials that were not previously shredded;
     o Replace key pieces of loading equipment, including adding a ship loading conveyor system in its Tacoma facility to reduce operating costs and increase efficiency;
     o The Company is developing a reconfiguration and modernization plan for the Portland, Oregon facility that will encompass the consideration of a new state-of-the-art mega shredder, more efficient nonferrous processing and ship loading facilities. Spending will likely take place over a period of several years to complete the reconfiguration and modernization plan.
     o The joint ventures will install three state-of-the-art mega shredders, a nonferrous sorting system and will complete significant work on docks, and storm water processing and collection systems, all aimed at improving production efficiency.

In addition, all three of the Metals Recycling Business' export facilities continue to invest in sorting technologies to recover increased volumes of high-valued nonferrous metal from the shredding process.

The Steel Manufacturing Business operates an electric arc furnace and two rolling mills. Management continually reviews operations to identify bottlenecks in the process and areas where efficiencies can be obtained with an appropriate cost benefit. Some of our significant planned additions during fiscal 2005 include:
     o Replace the electric arc furnace in the melt shop to reduce energy consumption, reduce conversion costs and improve production capacity in addition to increasing the product quality;
     o Replace the billet craneway to allow for more efficient handling of billets into the rolling mills and reheat furnaces.
     o    Repairs to the hotbed on rolling mill #1 will improve product quality.

USE OF INFORMATION TECHNOLOGY. One of Pick-N-Pull's primary business strategies is to utilize information systems technology to collect data regarding production, processing costs and customer sales. To this end, Pick-N-Pull continues to invest in its core information systems to leverage its competitive advantage.

CAPTURE BENEFITS OF INTEGRATION. The Company has historically sought to capture the potential benefits of business integration whenever possible. The Company believes it enjoys a competitive advantage over non-vertically integrated mini-mill steel producers as a result of its extensive metals recycling operation. Beginning with the source of raw materials, the Auto Parts Business has the capability to supply the Metals Recycling Business with a portion of its autobodies for use in its metals recycling process. The Metals Recycling Business then has the capability to provide the Steel Manufacturing Business with a predictable, high quality supply of recycled metals in an optimal mix of grades for efficient melting. Likewise, the Steel Manufacturing Business ensures a steady market for a portion of the Metals Recycling Business' production.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

METALS RECYCLING BUSINESS
-------------------------

The Company is one of the largest metals processors and exporters in the United States, with eleven wholly-owned metals collection and processing facilities. The Company purchases, processes and sells ferrous metals to foreign and domestic steel producers and to the Steel Manufacturing Business. The Metals Recycling Business also engages in the brokerage business by purchasing processed metal from other recycled metals processors for shipment to either the Steel Manufacturing Business or third party customers without further processing. To a lesser extent, the Company also buys, processes and sells nonferrous metals to both the domestic and export markets.

Due to the large capital investment required for metals recycling equipment and the scarcity of potential yard sites that are properly zoned and have access to waterways, highways and railroads, the recycled metals industry is characterized by a relatively small number of large dominant metals processors, such as the Company's Metals Recycling Business and its joint venture operations and many smaller regional metals processors. The large processors collect raw metals from a variety of sources, including smaller metal recyclers and dealers, and then sort, clean and cut it into sizes and grades suitable for use by steel manufacturers.

The Company's Portland, Oakland and Tacoma metals recycling facilities are located at deep water terminals operated by the Company and also have rail and highway access. As a result, the Company believes it is strategically located, both for collection of unprocessed metals from suppliers and for efficient distribution of processed recycled metals to western United States and foreign steel producers.

In addition, we have invested in joint ventures that are engaged in the metals recycling business. We are a 50% partner in six joint ventures and a 30% partner in another smaller joint venture. The joint ventures in the metal recycling business includes 28 metals collection and processing facilities, including deep-water export terminals located in:

     o    Los Angeles, California;
     o    Everett, Massachusetts;
     o    Portland, Maine;
     o    Providence, Rhode Island;
     o    Jersey City, New Jersey, and
     o    Albany, New York.

In fiscal 2004 and 2003, these joint ventures processed and sold approximately
3.6 million and 3.3 million long tons of ferrous metals, respectively. In fiscal 2004 and 2003, these joint ventures brokered approximately 2.7 million and 1.7 million long tons of ferrous metals, respectively. In addition, these joint ventures added operating income of $61.6 million and $24.4 million during fiscal 2004 and 2003, respectively.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

CUSTOMERS AND MARKETING. The following table sets forth information about the amount of ferrous recycled metals sold by the Company's wholly-owned Metals Recycling Business to certain groups of customers during the last five fiscal years:

                                                               Year Ended August 31,
                         ------------------------------------------------------------------------------------------------
                               2004               2003                 2002                2001               2000
                         ----------------    ----------------    ----------------    ----------------    ----------------

                         Sales     Vol.1     Sales     Vol.1     Sales     Vol.1     Sales     Vol.1     Sales     Vol.1
                         ------    ------    ------    ------    ------    ------    ------    ------    ------    ------
                                                           (dollar amounts in millions)
FERROUS RECYCLED METALS

Asian Steel Producers
  and Representatives    $270.0     1,170    $178.7     1,157    $126.8     1,068    $ 91.8       777    $ 91.7       761

Steel Manufacturing
  Business:

    Processed              76.3       402      34.8       303      29.7       313      42.6       471      39.2       411
    Brokered 2             35.8       216      26.0       232       7.9        94       7.1        95       7.1        87
                         ------    ------    ------    ------    ------    ------    ------    ------    ------    ------

                          112.1       618      60.8       535      37.6       407      49.7       566      46.3       498

Other US Steel
  Producers                10.8        57      15.8       120       9.1        82      14.1       139      26.0       247
                         ------    ------    ------    ------    ------    ------    ------    ------    ------    ------

   Total ferrous
     recycled metals     $392.9     1,845    $255.3     1,812    $173.5     1,557    $155.6     1,482    $164.0     1,506
                         ======    ======    ======    ======    ======    ======    ======    ======    ======    ======

1       In thousands of long tons (2,240 pounds).
2       Consists of recycled metal that is purchased from other suppliers for direct shipment and is not processed by the Metals
        Recycling Business.

The Company sells recycled metals to foreign and unaffiliated domestic steel producers or their representatives and to the Steel Manufacturing Business. The Company has developed long-standing relationships with Asian and United States steel producers. The Company's primary Asian recycled metals customers are located in China and South Korea, with additional sales to Thailand, India, Japan and Taiwan. Over the last five years, in excess of 60% of our export sales have been to China with South Korean companies purchasing approximately 25% of our total exports. In fiscal 2004, South Korean companies purchased 53% of our export sales with China purchasing 34%. In addition, new customers in Thailand and India purchased 10% of our total export sales. The Company has established representatives in South Korea, China and Japan to better serve these markets. The Metals Recycling Business' five largest customers accounted for 69% of recycled metals sales to unaffiliated customers in fiscal 2004. However, the Company's recycled metals customers vary from year to year due to demand, competition, relative currency values and other factors. Substantially all recycled metals sales are denominated in United States dollars and substantially all ferrous recycled metals shipments to foreign customers are supported by letters of credit.

Ferrous recycled metals prices are subject to market cycles which are influenced by many factors including worldwide demand from steel producers and readily available supplies of ferrous materials that can be processed into sellable scrap. Market prices for recycled ferrous metals reached historical highs during fiscal 2004 with the Company's wholly-owned Metals Recycling Business average selling price for fiscal 2004 reaching $184 per ton compared to $122 per ton in fiscal 2003 and $94 per ton in fiscal 2002. Prices for both domestic and foreign recycled metals are generally established through a competitive bidding process based on prevailing market rates. Foreign recycled metals sales contracts typically provide for shipment within 45 to 90 days after the price is agreed to, which, in most cases, includes freight. The Company attempts to respond to changing export price levels by adjusting its purchase prices at its metals recycling yards to maintain its operating margin dollars per ton. However, the Company's ability to fully maintain its operating margin per ton through periods of rapidly declining prices can be limited by the impact of lower purchase prices on the volume of recycled metals flowing to the Company from marginal unprocessed metal suppliers. Accordingly, the Company believes it generally benefits from rising recycled metals prices, which provide the Company greater ability to maintain or expand both margins and unprocessed metals flow into its yards.

The Company also sells recycled nonferrous metals to foreign customers. Demand from Asian countries, especially China, continues to increase. The Company's efficiency in recovering nonferrous metals from its shredding process

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

provides increasing supplies to sell to foreign customers. Also, the Company purchases nonferrous metals, in smaller quantities, directly from other suppliers for sale overseas. The nonferrous cargoes are loaded into ocean going containers which are shipped to the customer. The following table sets forth information about the amount of nonferrous recycled metals sold by the Company's wholly-owned Metals Recycling Business during the last five fiscal years:

                                                                    Year Ended August 31,
                              ------------------------------------------------------------------------------------------------
                                    2004                2003                2002                2001               2000
                              ----------------    ----------------    ----------------    ----------------    ----------------

                               Sales   Vol.(1)     Sales   Vol.(1)     Sales   Vol.(1)     Sales   Vol.(1)     Sales   Vol.(1)
                              -------  -------    -------  -------    -------  -------    -------  -------    -------  -------
                                                                (dollar amounts in millions)
NONFERROUS RECYCLED METALS

Nonferrous recycled metals    $  57.0  117,922    $  47.8  113,378    $  41.7  112,622    $  43.0  114,441    $  38.9   96,207
                              =======  =======    =======  =======    =======  =======    =======  =======    =======  =======

(1) In thousands of pounds

SOURCES OF UNPROCESSED METALS. The most common forms of raw metals purchased by the Company are obsolete machinery and equipment such as automobiles, railroad cars, railroad tracks, home appliances and demolition metal from buildings and other obsolete structures. The metals are acquired from suppliers at posted prices at the Company's eleven metals recycling yards, from Company drop boxes at a diverse base of suppliers' industrial sites and through negotiated purchases from railroads and other large suppliers. The Company purchases unprocessed metals from a large number of suppliers, including railroads, industrial manufacturers, automobile salvage yards, metals dealers, landfills and individuals. Metals recycling yards situated nearest to unprocessed metals sellers and major transportation routes have a competitive advantage because of the significance of freight charges relative to the value of metals. The Portland, Tacoma and Oakland yards receive raw metals using major railroad routes, deep water ports and major highways. Most of our other yards have access to railways to both receive and then ship metals to our three major yards using railroad cars, which we believe provides us with a competitive advantage. The locations of our facilities allow us to competitively purchase raw metals from the San Francisco Bay area (one of the largest metropolitan regions in the country) north up the West Coast to British Columbia and to the east including Idaho, Montana, Utah and Nevada.

The Company is a 50% partner in two joint ventures operating out of Richmond, California which are industrial plant demolition contractors. These joint ventures dismantle industrial plants, perform environmental remediation, resell any machinery or pieces of steel that are salvaged from the plants in a usable form and sell other recovered metals, primarily to the Company. The Company purchased substantially all of the ferrous metals generated by these joint ventures during fiscal 2004 and 2003, which included 63,000 long tons and 53,000 long tons, respectively. Purchase terms are negotiated at arms-length between the Company and the other partners to the joint ventures.

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

One of the most efficient ways to process and sort metal is by the use of shredding systems. The Portland and Oakland facilities each operate a large shredder capable of processing up to 1,500 tons of metal per day and the Tacoma facility has a mega shredder capable of shredding over 2,500 tons per day. The Oakland facility is planning to install a mega-shredder in fiscal 2005, which will give it the ability to shred 2,500 tons per day as well as more efficiently process larger and thicker pieces of metal than were previously processed using other more costly techniques. Mega shredders are designed to provide a denser product and a more pure form of ferrous metal, which is preferred as the metal can be more efficiently used by steel mills. Having a larger machine gives the Company the ability to broaden the types of material that can be fed into the shredder, and thus processed more efficiently than other more traditional processes. Shredders reduce automobile bodies, home appliances and other light gauge sheet metal

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

into fist-size pieces of shredded recycled metal in seconds. The shredded material is then carried by conveyor under magnetized drums, which attract the ferrous recycled metal and separate it from the nonferrous metals and other residue found in the shredded material, resulting in a relatively pure and clean shredded steel product. The remaining nonferrous metal and residue then pass through a process that mechanically separates the nonferrous metals from the residue. The remaining nonferrous metals are either hand sorted and graded before being sold or sold unsorted.

DEEP WATER TERMINAL FACILITIES. The Company delivers ferrous and nonferrous recycled metals to foreign steel producers by ship or container. The Company achieves cost efficiencies by operating deep water terminal facilities at Portland, Tacoma and Oakland. The Company owns the Oakland and Tacoma facilities and leases the Portland location from a related party. Additionally, because the Company operates the terminal facilities, it is not normally subject to the same berthing delays often experienced by users of unaffiliated terminals. The Company's loading costs are believed to be lower than they would be if the Company was to utilize third party terminal facilities.

During fiscal 2002, the Company's Portland, Oregon metals recycling facility embarked on a dock and loading facility renovation. The renovation was suspended in fiscal 2003 when issues with the dock's substructure were detected. Upon review of new engineering designs focused on operational efficiency and safety specifications, an impairment charge of $3.5 million was recorded in the fourth quarter of 2004 to write-off renovation costs incurred prior to the suspension. The Company is now developing a larger plan to upgrade and modernize its metals processing facility in Portland which includes the dock and loading facility. Expenditures related to the modernization would occur over a period of several years.

Through its Joint Ventures in the metals recycling business, the Company participates in the ownership of export terminals in Los Angeles, California, Everett, Massachusetts, Portland, Maine, Providence, Rhode Island, Albany, New York and Jersey City, New Jersey. The joint ventures deliver by ship recycled metals to steel producers throughout the world. As a result of owning or leasing these facilities, the joint ventures are not subject to berthing delays sometimes experienced by users of unaffiliated terminal facilities.

COMPETITION. The Company competes for both the purchase of metals from suppliers and the sale of processed recycled metals to finished steel producers. Competition for metals purchased in the Metals Recycling Business' markets comes primarily from well financed large recyclers of metal as well as smaller metals yards and dealers. Many of these recyclers have varying types and sizes of processing equipment that include fixed and mobile shears and large and small ferrous metal shredders, all with varying effects on the selling price of recycled metal. The Company also competes with brokers who buy product on behalf of domestic and foreign mills. The predominant competitive factors that impact the Company's recycled metals sales and its ability to obtain unprocessed metals are price, including shipping costs, availability, and reliability of service and product quality.

The Company competes with a number of domestic and foreign recycled metals processors for export sales. Price, including shipping costs, and availability are the two most important competitive factors, but reliability and quality are also important.

SEASONALITY. The Company makes a number of large ferrous metals shipments to foreign steel producers each year. The Company's control over the timing of shipments is limited by customers' requirements, shipping schedules and other factors. Variations in the number of shipments from quarter to quarter can result in significant fluctuations in quarterly revenues, earnings and inventory levels.

BACKLOG. On August 31, 2004, the Company's Metals Recycling Business had a backlog of firm orders of $78.7 million, as compared to $44.9 million on August 31, 2003. The backlog on August 31, 2004 was related to export ferrous metal shipments.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

AUTO PARTS BUSINESS
-------------------

The Auto Parts Business competes in the auto dismantling and used auto parts industry. Our stores are self-service stores in which customers remove used auto parts from a vehicle in our inventory and then pay a standard price for that part. Unlike more traditional full service stores, we do not remove parts for customers or perform automotive repairs. The Company believes it has developed one of the largest networks of self-service used auto parts stores in the United States with 23 stores in six states and an additional 3 stores in western Canada. Seventeen of the U.S. stores are located in Northern California, with the remaining stores located in Nevada, Utah, Illinois, Indiana and Texas. The Company purchases salvaged vehicles and sells the parts from those vehicles through its retail store facilities and wholesale operations, and then sells the remaining portion of the vehicles to metal recyclers, including the Company's Metals Recycling Business.

The Company is dedicated to supplying low-cost used auto parts to its customers. In general, management believes that the price of its parts are significantly lower than full service auto dismantling prices, retail car part store prices and car dealership prices. Each store offers an extensive selection of vehicles from which consumers can remove parts. The average store is located on 14 acres and contains approximately 1,600 cars available to the customer. The Company carries domestic and foreign cars, vans and light trucks and rotates its inventory frequently which provides its customers with access to new parts inventory.

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

PRODUCTS AND MARKETING. The following table sets forth information about the significant components of sales made by the Company's Auto Parts Business and predecessor companies during the last five fiscal years:

                                                               Year Ended August 31,
                   --------------------------------------------------------------------------------------------------------------
                          2004                   2003                  2002(1)                2001(1)                2000(1)
                   ------------------     ------------------     ------------------     ------------------     ------------------

                    Sales        %.        Sales        %.        Sales        %.        Sales        %.        Sales        %.
                   -------    -------     -------    -------     -------    -------     -------    -------     -------    -------
                                                            (dollar amounts in millions)
Retail sales       $48,131         59%    $44,463         68%    $42,257         73%    $37,826         74%    $32,965         74%

Wholesale sales     33,387         41%     20,762         32%     16,018         27%     13,505         26%     11,792         26%
                   -------    -------     -------    -------     -------    -------     -------    -------     -------    -------

        Total      $81,518        100%    $65,225        100%    $58,275        100%    $51,331        100%    $44,757        100%
                   =======    =======     =======    =======     =======    =======     =======    =======     =======    =======


(1)     The  sales for  periods  prior to  fiscal  2003 are not  included  in the  Company's  consolidated  revenues.  Please  refer to Note 1 and Note 3 in the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

The Company sells used auto parts from each of its retail locations. Upon arriving at a store, a customer typically pays an admission charge and signs a liability waiver before entering the facility. When a customer finds a desired part on a vehicle, the customer removes it and pays a standard retail price for the part.

Once the vehicle is removed from the customer area, certain remaining parts that can be sold wholesale (cores) are removed from the vehicle. In California, these cores, such as engines, transmissions and alternators, are consolidated at a central facility. From this facility, the parts are sold, via an auction system, to a variety of different wholesale buyers. Due to larger volumes generated via this consolidation process, the Company has been able to obtain increasingly higher prices for these cores.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

After the core removal process is complete, the remaining auto body is crushed and sold as scrap metal in the wholesale market. The autobodies are sold on a price per ton basis. This price is subject to fluctuations in the recycled ferrous metal markets. During fiscal 2004, the Auto Parts Business had sales of $8.7 million to the Metals Recycling Business, thereby making it the Auto Parts Business' single largest customer. The Company's wholesale business consists of its core and scrap sales.

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

SOURCES OF VEHICLES. The Company obtains vehicles from four primary sources: tow companies, private parties, auto auctions and charities. The Company employs car buyers who travel to vendors and bid on vehicles. The Company also has a program to purchase vehicles from private parties called "Cash for Junk Cars." This program is advertised in telephone directories and newspapers. Private parties call a toll free number and receive a quote for their vehicle. The private party can either deliver the vehicle to one of the retail locations or the Company can arrange for the vehicle to be picked up.

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

STEEL MANUFACTURING BUSINESS
----------------------------

The Steel Manufacturing Business consists of the Company's wholly-owned subsidiary, Cascade Steel Rolling Mills, Inc., located in McMinnville, Oregon (approximately 45 miles southwest of Portland) and includes two distribution centers located in Central and Southern California. The Steel Manufacturing Business produces steel reinforcing bar (rebar), wire rod, merchant bar, coiled rebar and other specialty products. We believe the Steel Manufacturing Business has a competitive position in its market due to its readily available source of recycled metals, efficient production processes, well-located West Coast shipping and transportation facilities, access to competitively priced electric power and proximity to California and other major western markets. In addition, the steel mill has access to major railroad routes which reduce the Steel Manufacturing Business' delivery costs to major West Coast markets.

PRODUCTS AND MARKETING. The Steel Manufacturing Business produces rebar, merchant bar, coiled products and specialty products. Sales of these products during the last five fiscal years were as follows:

                                                         Year Ended August 31,
                   ------------------------------------------------------------------------------------------------
                         2004                2003                2002               2001                 2000
                   ----------------    ----------------    ----------------    ----------------    ----------------
                   Sales     Vol.1     Sales     Vol.1     Sales     Vol.1     Sales     Vol.1     Sales     Vol.1
                   ------    ------    ------    ------    ------    ------    ------    ------    ------    ------
                                                    (dollar amounts in millions)
Rebar              $143.7       340    $ 97.4       327    $ 86.7       307    $ 91.8       309    $ 91.1       308

Coiled products      94.5       233      67.9       223      51.6       179      39.2       137      59.5       214

Merchant bar         31.8        66      23.4        65      21.3        67      28.8        83      40.7       117

Other products        1.3         3       3.2         7       7.0        16       7.8        17      12.3        27
                   ------    ------    ------    ------    ------    ------    ------    ------    ------    ------

        Total      $271.3       642    $191.9       622    $166.6       569    $167.6       546    $203.6       666
                   ======    ======    ======    ======    ======    ======    ======    ======    ======    ======

1    In thousands of short tons (2,000 pounds).

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

Rebar is steel rod used to increase the tensile strength of poured concrete. Merchant bar consists of round, flat, angle and square steel bars used by fabricators or manufacturers to produce a wide variety of products, including gratings, steel floor and roof joists, safety walkways, ornamental furniture, stair railings and farm equipment. Coiled products consist of wire rod and coiled rebar. Wire rod is steel wire, delivered in coiled form, and is used by fabricators to produce a variety of products such as chain link fencing, nails, wire and stucco netting. Coiled rebar is rebar delivered in coils rather than in straight lengths, a method preferred by some fabricators as it reduces the waste and improves yield generated by cutting individual lengths to meet customer specifications.

The Steel Manufacturing Business sells directly from its mill in McMinnville, Oregon and from its Company owned distribution center located in El Monte, California (Los Angeles area) and one third-party distribution center in Stockton, California. The distribution centers facilitate sales by maintaining a ready inventory of products close to major customers for just-in-time delivery. The Steel Manufacturing Business communicates regularly with major customers to determine their anticipated needs and plans its rolling mill production schedule accordingly. The Steel Manufacturing Business also produces and inventories a mix of products forecasted to meet the needs of other customers. Shipments to customers are made by common carrier, either truck or rail.

During fiscal 2004, the Steel Manufacturing Business sold its steel products to approximately 350 customers primarily located in the 10 western states. In that period, approximately 43% of the Steel Manufacturing Business' sales were made to customers in California. The Steel Manufacturing Business' customers are principally steel service centers, construction industry subcontractors, steel fabricators, wire drawers and major farm and wood product suppliers. The Steel Manufacturing Business' 10 largest customers accounted for approximately 44% of its revenues during fiscal 2004.

RECYCLED METALS SUPPLY. The Company believes it operates the only mini-mill in the Western United States which has the ability to obtain its entire recycled metals requirement from its own affiliated metals recycling operations. There have at times been regional shortages of recycled metals with some mills being forced to pay higher prices for recycled metals shipped from other regions or to temporarily curtail operations. The Company's Metals Recycling Business has the ability to supply the Steel Manufacturing Business both with recycled metals that it has processed and with recycled metals that it has purchased from third-party processors. The Metals Recycling Business is also able to deliver to the Steel Manufacturing Business an optimal mix of recycled metal grades to achieve maximum efficiency in its melting operations. Since the Company's Steel Mill and major metals recycling yards are located on rail routes, the Company takes advantage of the cost benefit of shipping recycled metal by rail.

ENERGY SUPPLY. Electricity and natural gas represented approximately 6% and 2%, respectively, of the Steel Manufacturing Business' cost of goods sold in the year ended August 31, 2004.

The Steel Manufacturing Business purchases electric power from McMinnville Water & Light (McMinnville), a municipal utility, and is McMinnville's largest customer. The Steel Manufacturing Business has a five-year contract with McMinnville that expires September 30, 2006. McMinnville obtains power from the Bonneville Power Administration (BPA) and resells it to the Steel Manufacturing Business at its cost plus a fixed charge per kilowatt hour and a 3% city surcharge. The rate McMinnville obtains from BPA is for firm power; therefore, the Steel Manufacturing Business is not forced to sacrifice the reliability of its power supply for a lower interruptible power rate as is the case with certain other mini-mills. On October 1, 2001, the BPA increased its electricity rates due to increased demand on the West Coast and lower supplies. This increase was in the form of a Cost Recovery Adjustment Clause (CRAC) added to BPA's contract with McMinnville. The CRAC is an additional monthly surcharge on selected power charges to recover costs associated with buying higher priced power during the West Coast power shortage. The CRAC, which can be adjusted every six months, has varied from a low of 39% to a high of 50%. The current rate, which became effective on April 1, 2004, is 47%. Since BPA has been successful in its cost reduction programs, BPA will pass on a 7.5% reduction in selected electric power rates effective October 1, 2004. The annual savings are estimated at over $1.0 million.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

The Steel Manufacturing Business purchases natural gas for use in the reheat furnaces from IGI Resources of Boise, Idaho, pursuant to a contract that obligates the business to purchase minimum amounts of gas at a fixed rate. This is a take or pay contract. The current contract expires on October 31, 2005. All natural gas used by the Steel Manufacturing Business must be transmitted via a pipeline owned by Northwest Natural Gas Company that also serves local residential customers of Northwest Natural Gas Company. To protect against interruptions in gas supply, the Steel Manufacturing Business maintains stand-by propane gas storage tanks that have the capacity to hold enough gas to operate one of the rolling mills for at least three days without refilling.

MANUFACTURING OPERATIONS AND EQUIPMENT. The Steel Manufacturing Business' melt-shop includes a 108-ton capacity electric-arc furnace, ladle refining furnace and five-strand continuous billet caster. The melt shop has enhanced steel chemistry refining capabilities, permitting the mill to produce special alloy grades of steel not currently produced by other mills on the West Coast. In December 2004, the Steel Manufacturing Business plans to replace the electric arc furnace with a 108-ton capacity furnace that will be more energy efficient, reduce melting time and modestly increase production volume. The melt shop produced 652,000, 636,000 and 483,000 tons of billets during fiscal 2004, 2003 and 2002, respectively. Melt shop production in fiscal 2002 was curtailed due to sluggish domestic economic conditions.

The Company operates two computerized rolling mills that allow for synchronized operations of the rolling mills and related equipment. The billets produced in the melt shop are reheated in two natural gas-fueled furnaces and are then hot-rolled through one of the two mills to produce finished products. Rolling mill #1 is a 17-stand mill that was rebuilt in 1986. Rolling mill #2 is an 18-stand mill, which was installed in 1996. In 1997, a rod block and related equipment for the manufacture of wire and coiled rebar was added to rolling mill #2. Since then, the Company has completed a wide variety of improvement projects to both mills designed to increase the operating efficiency of each mill as well as increase the types of products that can be competitively produced. Management continues to monitor the market for new products as well as discuss new requirements our customers have to identify additional opportunities to enhance the value of our product offerings. In fiscal 2005, the Company plans major repairs to the hotbed in rolling mill #1. The hotbed cools the hot-rolled steel. The repairs will improve the yield and quality of products produced.

COMPETITION. The principal competitive factors in the Steel Manufacturing Business' market are price, product availability, quality and service. The mill's primary domestic competitors are Nucor, with manufacturing facilities in Utah and Washington, and Tamco with a facility in California.

In addition to domestic competition, the Steel Manufacturing Business has historically competed intensely with foreign steel producers principally located in Asia, Canada, Mexico, and Central and South America in certain of its product lines, principally in shorter length rebar and in certain wire rod grades. As a result, in the spring of 2002, the U.S. Government imposed anti-dumping and countervailing duties against wire rod products from eight foreign countries. These duties remain in effect today, are periodically reviewed, and do not have a set expiration date. Recently, imports of steel were also affected by foreign currency fluctuations. Relevant foreign currencies generally strengthened relative to the U.S. dollar in fiscal 2004 and 2003, making imports into the U.S. more expensive. Imports were also adversely impacted by rising ocean freight rates in fiscal 2004. As a result of the duties, changes in foreign exchange rates and freight rates and generally good market conditions in the foreign countries, the Company has recently experienced less competition from foreign steel producers.

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

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

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

While the cost of the investigations associated with these properties and the cost of employment of source control BMPs are not expected to be material at August 31, 2004, however $0.3 million has been accrued for studies related to the pending six mile Portland Working Harbor Willamette River sediment Superfund site. No estimate is currently possible and none has been made as to the cost of remediation for the Portland Harbor or the Company's adjacent properties.

MANUFACTURING MANAGEMENT, INC.
In 1994, Manufacturing Management, Inc. (MMI) recorded a reserve for the estimated cost to cure certain environmental liabilities. This reserve was carried over to the Company's financial statements when MMI was acquired in 1995, and at August 31, 2004 aggregated $15.1 million.

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

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

Hylebos Waterway. On March 25, 2002, EPA issued Unilateral Administrative Orders
(UAOs) to GMT and another party (Other Party) to proceed with Remedial Design and Remedial Action (RD/RA) for the head of the Hylebos and to two other parties to proceed with the RD/RA for the balance of the waterway. The issuance of the UAOs did not require the Company to change its previously recorded estimate of environmental liabilities for this site. The UOA for the head of the Hylebos Waterway was converted to a voluntary consent decree in May 2004, pursuant to which GMT and the Other Party agreed to remediate the head of the Hylebos Waterway. The consent decree was finalized and entered by the court in September 2004, at which time approximately $7.0 million in settlement funds previously collected by the EPA from other PRPs became available for reimbursement of remediation costs incurred by GMT and the Other Party. As of May 31, 2004, the Company recorded $3.5 million in other current assets representing the Company's share of the expected EPA reimbursements and, because the expectation of contributions from other PRPs in this amount had previously been taken into account as a reduction in the Company's reserve for environmental liabilities, the Company also recorded a $3.5 million increase in environmental liabilities.

There are two phases to the Clean-up of the Hylebos Waterway. The first phase was the intertidal and bank remediation, which was conducted in 2003 and early 2004. The second phase is dredging in the Head of Hylebos Waterway, which began on July 15, 2004. Approximately 117,500 cubic yards of an estimated 310,000 cubic yards total have been removed as of October 30, 2004. Dredging and other in-water work is scheduled to be completed during fiscal 2005.

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

PROLER
In 1996, prior to the Company's acquisition of Proler International Corp. (Proler), Proler recorded a liability for the probable costs to remediate its wholly-owned properties. The Company carried over the aggregate reserve to its financial statements upon acquiring Proler, and $3.4 million remained outstanding on August 31, 2004.

As part of the Proler acquisition, the Company became a 50% owner of Hugo Neu-Proler Company (HNP). HNP has agreed, as part of its 1996 lease renewal with the Port of Los Angeles (POLA), to conduct a multi-year, phased

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

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

STEEL MANUFACTURING BUSINESS
The Steel Manufacturing Business' electric arc furnace generates dust (EAF dust), which is classified as a hazardous waste by the EPA because of its zinc and lead content. The EAF dust is shipped to a firm in the United States that applies a treatment that allows the EAF dust to be delisted as hazardous so it can be disposed of as a non-hazardous, solid waste. By maintaining an annual renewable export license, the Company retains flexibility of having the option to send the EAF dust to a secondary smelter in Mexico that recycles the EAF dust into commercial products.

The Steel Manufacturing Business has an operating permit issued under Title V of the Clean Air Act Amendment of 1990, which governs certain air quality standards. The permit was first issued in 1998 and has since been renewed through the year 2007. The permit allows the Steel Manufacturing Business to melt up to 900,000 tons of recycled metals per year and produce finished steel products totaling 450,000 tons on Rolling mill #1 and 525,000 tons on Rolling mill #2. As the mill's production grows beyond current levels, the Steel Manufacturing Business has anticipated that it would need to enhance its existing facilities to properly control increased emissions in order to remain in compliance with the Title V operating permit.

AUTO PARTS BUSINESS
In connection with the acquisition of the Auto Parts Business, the Company conducted an environmental due diligence investigation. Based upon new information obtained in this investigation, the Auto Parts Business accrued $2.1 million in environmental liabilities in the second quarter of fiscal 2003 for remediation costs at the Auto Parts Business's store locations. No environmental proceedings are pending at any of these sites.

On January 6, 2004, the Auto Parts Business was served with a Notice of Violation (NOV) of the general permit requirements on its diesel powered car crushers at the Rancho Cordova and Sacramento locations from the Sacramento Metropolitan Air Quality Management District (SMAQMD). The NOV required us to cease operation of the car crushers at these locations. Since receiving the NOV, the Sacramento location has converted its diesel powered car crusher to electric powered, and the Rancho Cordova location has received an interim permit from SMAQMD to operate its diesel powered car crusher, with modifications, for one year. We are engaged in an ongoing evaluation of our car crushing systems and discussions with the SMAQMD to assure compliance and address the potential regulatory enforcement penalties. We recorded a reserve during 2004 for the estimated potential exposure for this matter.

It is not possible to predict the total size of all capital expenditures or the amount of any increases in operating costs or other expenses that may be incurred by the Company or its subsidiaries to comply with environmental requirements applicable to the Company, its subsidiaries and their operations, or whether all such cost increases can be passed on to

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

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

The Company believes that it is in material compliance with currently applicable environmental regulations as discussed above and, except as discussed above, does not anticipate any substantial capital expenditures for new environmental control facilities during fiscal 2005 or 2006.

EMPLOYEES
---------

As of August 31, 2004, the Company had 1,624 full-time employees, consisting of 464 employees at the Company's Metals Recycling Business, 458 employees at the Steel Manufacturing Business, 633 employees at the Auto Parts Business and 69 corporate administrative employees. Of these employees, as of August 31, 2004, 619 are covered by collective bargaining agreements with twelve unions. The Steel Manufacturing Business' contract with the United Steelworkers of America covers 336 of these employees and expires on April 1, 2005. The Metals Recycling Business' contract with the Warehouse, Automotive, Food, Public Employees, Driver Sales & Special Services covers 43 employees and expires September 1, 2005. The Company believes that its labor relations generally are good.

AVAILABLE INFORMATION
---------------------

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

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

ITEM 2.     PROPERTIES

The Company's Portland metals recycling facility, Portland deep water terminal facilities, and the related buildings and improvements are located on an approximately 60-acre industrial site owned by Schnitzer Investment Corp. (SIC), a related party, and leased to the Company under a long-term lease. See Part III, Item 13 "Certain Relationships and Related Transactions." Approximately 17 acres are occupied by the Company's deep water terminal facilities, and the balance is used for recycling metal.

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

The Steel Manufacturing Business' steel mill and administrative offices are located on an 83-acre site owned by the Steel Manufacturing Business in McMinnville, Oregon. The Steel Manufacturing Business also owns its 87,000 sq. ft. distribution center in El Monte, California. Additionally, in fiscal 2002, the Company purchased 51 acres near the mill site in McMinnville, Oregon; however, this site is not currently utilized by the Steel Manufacturing Business.

The Auto Parts Business has retail facilities in the following locations:

                                       Number of           Total
                                       Locations          Acreage
                                       ---------          -------
            Northern California            17               211
            Nevada                          2                30
            Texas                           1                33
            Utah                            1                12
            Illinois                        1                17
            Indiana                         1                29
            Canada                          3                45
                                        -----             -----
            Total                          26               377
                                        =====             =====

The Company owns the properties located in Indiana and Nevada. Additionally, it owns approximately 25 acres in California, 6 acres in Illinois and 2.5 acres in Utah. The remainder of the California, Illinois and Utah facilities are leased. In addition, all the Canadian and Texas facilities are located on sites leased by the Company.

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



ITEM 3.     LEGAL PROCEEDINGS

Until recently, the Company had a practice of paying commissions to the purchasing managers of customers in connection with export sales of recycled ferrous metals to the Far East. The Company was recently advised that this practice may raise questions of possible violations of U.S. and foreign laws, and the practice was stopped. Thereafter, the Audit Committee was advised and conducted a preliminary compliance review. On November 18, 2004, on the recommendation of the Audit Committee, the Board of Directors authorized the Audit Committee to engage independent counsel and conduct a thorough, independent investigation and directed that the existence and the results of the investigation be voluntarily reported to the U.S. Department of Justice and the Securities and Exchange Commission, and that the Company cooperate fully with those agencies. The investigation is not expected to affect the Company's previously reported financial results, including those reported in this 10-K. The Company cannot predict the results of the investigation or whether the Company or any of its employees will be subject to any penalties or other remedial actions following completion of the investigation.

Except as described above under Part I, Item 1 "Business -- Environmental Matters", the Company is not a party to any material pending legal proceedings.



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.


ITEM 4(a).  EXECUTIVE OFFICERS OF THE REGISTRANT

Name                    Age              Office
----                    ---              ------

Robert W. Philip        57   Chairman, President and Chief Executive Officer
Gary Schnitzer          62   Executive Vice President
Barry A. Rosen          59   Vice President, Finance and Chief Financial Officer
Ilene Dobrow Davidson   53   Secretary and General Counsel
Kelly E. Lang           43   Vice President, Corporate Controller
Jay Robinovitz          46   Vice President
Kurt C. Zetzsche        65   President, Cascade Steel Rolling Mills, Inc.

ROBERT W. PHILIP joined the Company in 1984 and has been President of the Company since March 1991, Chief Executive Officer since January 2002 and Chairman since January 2004.

GARY SCHNITZER has been Executive Vice President in charge of the Company's California metals recycling operations since 1980. Gary Schnitzer is a first cousin of Robert Phillip's wife.

BARRY A. ROSEN has been Vice President, Finance and Chief Financial Officer of the Company since 1982. Mr. Rosen will retire from the Company in June 2005.

ILENE DOBROW DAVIDSON has been Secretary and General Counsel of the Company since 2001 and became an executive officer in November 2004. Ms. Davidson was the Executive Vice President and General Counsel of U.S. RealTel from 1998 until joining the Company. Ms. Davidson previously practiced law as a partner of Sachnoff & Weaver in Chicago, Illinois.

KELLY E. LANG joined the Company in September 1999 as Vice President-Corporate Controller. From 1996 to September 1999, he was employed by Tektronix Inc. in various financial capacities, the last of which was Vice President, Finance for Tektronix Inc.'s Color Printing and Imaging Division. While with Price Waterhouse LLP, Mr. Lang was a Certified Public Accountant.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

JAY ROBINOVITZ joined the Company in January 1993 and has held various senior management positions, including four years serving as General Manager of the Company's Tacoma yard and most recently, the Company's Vice President of Northwest metals recycling operations.

KURT C. ZETZSCHE joined the Company in February 1993 as President of the Steel Manufacturing Business. Mr. Zetzsche has been in the steel production business since 1966. Mr. Zetzsche retired from the Company on November 5, 2004.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Class A Common Stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol SCHN. The approximate number of shareholders of record on September 30, 2004 was 129. The stock has been trading since November 16, 1993. The following table sets forth the high and low prices reported at the close of trading on the Nasdaq Stock Market and the dividends paid per share for the periods indicated, all as adjusted for the one-for-one stock dividend effected August 14, 2003 and the one-for-two stock dividend effected March 25, 2004.

                                             Fiscal Year 2004
                               ---------------------------------------------
                                                                   Dividends
                               High Price        Low Price         Per Share
                               ----------        ---------         ---------
            First Quarter        $ 36.57          $ 16.20            $.017
            Second Quarter       $ 42.52          $ 26.38            $.017
            Third Quarter        $ 37.70          $ 22.60            $.017
            Fourth Quarter       $ 35.79          $ 26.01            $.017

                                             Fiscal Year 2003
                               ---------------------------------------------
                                                                   Dividends
                               High Price        Low Price         Per Share
                               ----------        ---------         ---------
            First Quarter        $  6.39          $  5.56            $.017
            Second Quarter       $  8.00          $  5.91            $.017
            Third Quarter        $ 11.23          $  7.85            $.017
            Fourth Quarter       $ 17.49          $ 11.69            $.017

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

ITEM 6.     SELECTED FINANCIAL DATA

                                                                               Year Ended August 31,
                                               ------------------------------------------------------------------------------------
                                                   2004             2003(1)            2002              2001              2000
                                               ------------      ------------      ------------      ------------      ------------
                                                            (In millions, except per share, per ton and shipment data)
INCOME STATEMENT DATA:
     Revenues                                  $      688.2      $      496.9      $      350.6      $      322.8      $      367.5

     Operating income                          $      166.9      $       68.8      $        9.8      $       15.1      $       14.8
     Income before cumulative effect of
        change in accounting principle,
        income taxes, minority interests
        and pre-acquisition interests          $      164.3      $       66.4      $        7.7      $       11.3      $       11.0

      Income tax provision                     $      (50.7)     $      (17.9)     $       (1.1)     $       (3.4)     $       (0.6)
     Cumulative effect of change in
        accounting principle                             --              (1.0)               --                --                --

     Net income                                $      111.2      $       43.2      $        6.6      $        7.9      $       10.4
                                               ============      ============      ============      ============      ============

     Basic earnings per share(2)               $       3.71      $       1.55      $       0.24      $       0.28      $       0.35
                                               ============      ============      ============      ============      ============
     Diluted earnings per share(2)             $       3.58      $       1.47      $       0.23      $       0.28      $       0.35
                                               ============      ============      ============      ============      ============

     Dividends per common share(2)             $      0.068      $      0.067      $      0.067      $      0.067      $      0.067
                                               ============      ============      ============      ============      ============

OTHER DATA:
     Shipments (in thousands)(3):
        Ferrous recycled metal (tons)                 1,845             1,812             1,557             1,482             1,506
        Nonferrous (pounds)                         117,992           113,378           112,622           114,441            96,207
        Finished steel products (tons)                  642               622               569               546               666

     Average net selling price(3,4):
        Ferrous recycled metal (per ton)       $        184      $        122      $         94      $         91      $         95
        Nonferrous (per pound)                 $       0.48      $       0.42      $       0.36      $       0.37      $       0.40
        Finished steel products (per ton)      $        404      $        291      $        276      $        292      $        289

     Depreciation and amortization             $       20.4      $       19.4      $       18.6      $       18.8      $       18.4
     Cash provided by operations               $       73.2      $       40.9      $       36.4      $        8.6      $       35.4

     Number of Auto Parts Stores(5)                      26                23                23                23                22

     Joint venture shipments (in thousands):
        Ferrous processed (tons)(6)                   3,582             3,323             3,700             3,400             3,100
        Ferrous brokerage (tons)(6)                   2,676             1,699             1,200             1,000               900

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

                                                    As of August 31,
                              ------------------------------------------------------------
                                2004         2003         2002         2001         2000
                              --------     --------     --------     --------     --------
                                                      (In millions)
BALANCE SHEET DATA:
     Working capital          $   73.1     $   72.4     $   39.4     $   91.4     $   79.9
     Cash and equivalents         11.3          1.7         32.9          1.9          2.4
     Total assets                606.0        487.9        405.0        425.9        426.3
     Short-term debt               0.2          0.2         60.2          0.2          0.2
     Long-term debt               67.8         87.0          8.3         93.8         93.1
     Shareholders' equity     $  418.9     $  303.0     $  252.9     $  248.1     $  248.4

(1)   The 2003 data includes the Auto Parts Business acquisition, which occurred on
      February 14, 2003. Please refer to Note 1 and Note 3 of the NOTES TO THE
      CONSOLIDATED FINANCIAL STATEMENTS. The consolidated results include the results of the Auto Parts Business as though the acquisition had occurred at the beginning of fiscal 2003. Adjustments have been made for minority interests, which represents the ownership interests the Company did not own during the reporting period and pre-acquisition interests, which represents the share of income attributable to the former joint venture partner for the period from September 1, 2002 through February
      14, 2003. The financial results of the former auto parts joint venture for all periods prior to fiscal 2003 continue to be accounted for using the equity method and are included in the line "Operating income from joint ventures."
(2)   Basic and diluted earnings per share and dividends per common share have been adjusted to reflect the one-for-one stock dividend paid on August 14, 2003, to shareholders of record on July 24, 2003 and the one-for-two stock dividend effected
      March 25, 2004.
(3)   Tons for ferrous recycled metals are long tons (2,240 pounds) and for finished steel products are short tons (2,000 pounds).
(4)   The Company reports revenues that include shipping costs billed to customers.
      However, average net selling prices are shown net of shipping costs.
(5)   For fiscal years 2002 to 2000, the Auto Parts Business was a component of the
      Company's Joint Ventures in suppliers of metals.
(6)   Joint venture tons shipped represent 100% of the joint venture shipments and not just the Company's share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

The Company operates in three industry segments. The Company's Metals Recycling Business collects, processes and recycles steel and other metals through its facilities. The Company's Steel Manufacturing Business operates a mini-mill near Portland, Oregon, which melts recycled metal, produces finished steel products and maintains one mill depot in Southern California and one in Central California. The Company's Auto Parts Business purchases used and wrecked automobiles and allows retail customers the opportunity of extracting parts for purchase in its self-service auto parts stores, with 17 located in California, three in Canada, two in Nevada and one store in each of Texas, Utah, Illinois and Indiana. Additionally, the Company is a non-controlling partner in joint ventures that are either in the metals recycling business or are suppliers of unprocessed metals. These joint ventures in the metals recycling business sell recycled metals that have been processed at their facilities (Processing) and also buy and sell third parties' processed metals (Brokering).

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined using the average cost method. The production and accounting process utilized by the Company to record recycled metals inventory quantities relies on significant estimates. The Company relies upon perpetual inventory records that utilize estimated recoveries and yields that are based upon historical trends and periodic tests for certain unprocessed metal commodities. Over time, these estimates are reasonably good indicators of what is ultimately produced; however, actual recoveries and yields can vary depending on product quality, moisture content and source of the unprocessed metal. To assist in validating the reasonableness of the estimates, the Company not only runs periodic tests, but also performs monthly physical inventories. Physical inventories may detect significant variations in volume, but because of variations in product density, holding period and production processes utilized to manufacture the product, physical inventories will not generally detect smaller variations. To mitigate this risk, the Company adjusts it physical inventories when the volume of a commodity is low and a physical inventory can more accurately predict the remaining volume. In addition, the Company establishes inventory reserves to further mitigate the risk of significant adjustments when determined reasonable.

REVENUE RECOGNITION
The Company recognizes revenue when it has a contract or purchase order from a customer with a fixed price, the title and risk of loss transfer to the buyer and collectibility is reasonably assured. Title for both metals and finished steel products transfers upon shipment based on either C.I.F. or F.O.B. terms. For retail sales by the Company's Auto Parts Business, revenues are recognized when customers pay for salvaged vehicle parts or when wholesale products are shipped to the customer location.

ENVIRONMENTAL COSTS
The Company operates in industries that inherently possess environmental risks. To manage these risks, the Company employs both its own environmental staff and outside consultants. These consultants and finance personnel meet regularly to stay updated on environmental risks. The Company estimates future costs for known environmental remediation requirements and accrues for them on an undiscounted basis when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The regulatory and government management of these projects is extremely complex, which is one of the primary factors that make it difficult to assess the cost of potential and future remediation of potential sites. When only a wide range of estimated amounts can be reasonably established, and no other amount within the range is better than another, the minimum amount of the range is recorded in the financial statements. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to remediate. In a number of cases, it is possible the Company may receive reimbursement through prior insurance or from other potentially responsible parties identified in a claim. In these situations, recoveries of environmental remediation costs from other parties are recorded as an asset when realization of the claim for recovery is deemed probable and reasonably estimable.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

GOODWILL
In assessing the recoverability of goodwill and other intangible assets with indefinite lives, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and related assumptions change in the future, we may be required to record impairment charges not previously recorded. We have adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, and are required to assess goodwill for impairment at a minimum annually, using a two-step process that begins with an estimation of the fair value of the reporting unit. The first step is a screen for impairment and the second step measures the amount of any impairment. These tests utilize fair value amounts that are determined by estimated future cash flows developed by management.

LONG-LIVED ASSETS
We are required to assess potential impairments of long-lived assets in accordance with SFAS 144, Accounting for Impairment of Long-lived Assets, if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair value based upon the most recent information available. Estimated fair market value is generally measured by discounting estimated future cash flows developed by management. The Company's long-lived assets primarily include property, plant and equipment used in operations.

TAXES
Deferred income taxes reflect the differences between the financial reporting and tax bases of assets and liabilities at year-end based on enacted tax laws and statutory tax rates. Tax credits are recognized as a reduction of income tax expense in the year the credit arises. A valuation allowance is established when necessary to reduce deferred tax assets, including net operating loss carryforwards, to the amount more likely than not to be realized. Periodically, the Company reviews the deferred tax assets to assess whether the valuation allowances are necessary.

RESULTS OF OPERATIONS
---------------------

During fiscal 2004, the Company's operations improved dramatically, resulting in a record year for revenue and net income. Both the Company's Metals Recycling Business and Steel Manufacturing Business recognized marked improvements over last year. As well, the Company's Joint Ventures in the metals recycling business benefited from rising selling prices to improve their profitability by 148%. In addition, the Auto Parts Business contributed to earnings growth during the year.

The results of operations of the Company depend in large part upon demand and prices for recycled metals in world markets and steel products in the Western United States. In fiscal 2004, strong worldwide demand and a limited supply of recycled metals drove the Metals Recycling Business' average selling prices to all time highs. Market prices for recycled ferrous metals fluctuate periodically and have a significant impact on the results of operations for the wholly-owned and Joint Ventures in the metals recycling business.

The Steel Manufacturing Business saw significantly higher average selling prices and slightly higher sales volumes during fiscal 2004 compared with fiscal 2003. Sales prices and volumes benefited from strong demand for steel products on the west coast of the United States, improvements in the U.S. economy, and lower steel imports, which is partially attributed to the weakness of the U.S. dollar and higher ocean freight rates.

The Auto Parts Business segment was formed in the second quarter of fiscal 2003 as the result of an acquisition. It purchases salvaged vehicles, sells parts from those vehicles through its retail facilities and wholesale operations and sells the remaining portion of the vehicles to metal recyclers. The retail operations are somewhat seasonal and principally affected by weather conditions and promotional events. Since the stores are open to the natural elements, during periods of prolonged wet, cold or extreme heat, the retail business tends to slow down due to the difficult customer working conditions. As a result, the Company's first and third fiscal quarters tend to generate the most retail sales and the second and fourth fiscal quarters are the slowest in terms of retail sales. The Auto Parts Business' other primary source of revenue is the sale of scrap metal and other parts wholesale. Revenues for the wholesale product lines are principally affected by commodity prices and shipping schedules. As mentioned earlier in the discussions regarding the Metal

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

Recycling Business, recycled metal prices have increased dramatically over fiscal 2003 which positively affected the revenues and profits of the Auto Parts Business. In addition, the Auto Parts Business completed an acquisition during fiscal 2004 which added three stores in Canada to the original 23 stores acquired in fiscal 2003.

The following tables set forth information regarding the breakdown of revenues between the Company's Metals Recycling Business, Steel Manufacturing Business and Auto Parts Business, and the breakdown of operating income from the Metals Recycling Business, the Steel Manufacturing Business, the Auto Parts Business, Joint Ventures, Corporate and eliminations. Additional financial information relating to business segments is contained in Note 12 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                               Revenues
                                                         Year Ended August 31,
                                                 ------------------------------------
                                                             (In millions)
                                                   2004          2003          2002
                                                 --------      --------      --------
Metals Recycling Business:
     Ferrous                                     $  392.9      $  255.3      $  173.5
     Nonferrous                                      57.0          47.8          41.7
     Other                                            6.4           5.5           6.6
                                                 --------      --------      --------
     Recycled metals total                       $  456.3      $  308.6      $  221.8

Auto Parts Business                                  81.5          65.2            --
Steel Manufacturing Business                        271.3         191.9         166.6
Intercompany sales eliminations(3)                 (120.9)        (68.8)        (37.8)
                                                 --------      --------      --------
     Total                                       $  688.2      $  496.9      $  350.6
                                                 ========      ========      ========

                                                        Operating Income (Loss)
                                                         Year Ended August 31,
                                                 ------------------------------------
                                                             (In millions)
                                                   2004          2003          2002
                                                 --------      --------      --------

Metals Recycling Business                        $   77.3      $   35.8      $   11.5
Auto Parts Business                                  26.8          22.0            --
Steel Manufacturing Business                         24.6          (2.5)         (5.7)
JVs in the metals recycling business(1)              61.7          24.8          13.8
JV suppliers of metals                               (0.1)         (0.4)          5.6
Corporate expense (2)                               (15.6)        (10.0)         (8.1)
Intercompany eliminations(3)                         (4.3)          1.2          (0.2)
Impairment and other nonrecurring charges(4)         (3.5)         (2.1)         (7.1)
                                                 --------      --------      --------
     Operating Income                            $  166.9      $   68.8      $    9.8
                                                 ========      ========      ========

(1)   Includes year-end LIFO adjustments that reduced operating income by $6.1 million,
      $2.2 million and $1.2 million in fiscal 2004, 2003 and 2002, respectively.
(2)   Corporate expense consists primarily of unallocated corporate expense for services that benefit all three business segments. Because of this unallocated expense, the operating income of each segment does not reflect the operating income the segment would have as a stand-alone business.
(3)   Ferrous recycled metal sales from the Metals Recycling Business to the Steel
      Manufacturing Business, and autobody sales from the Auto Parts Business to the
      Metals Recycling Business, are made at negotiated rates per ton that are intended to approximate market. Consequently, these intercompany sales produce intercompany profits, which are eliminated until the finished products are sold to third parties.
(4)   Impairment and other nonrecurring charges related to the Metals Recycling Business in fiscal 2004 and 2002 and to the Auto Parts Business in fiscal 2003. The amounts are shown separately to assist in understanding the business' financial results.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

FISCAL 2004 COMPARED TO FISCAL 2003
-----------------------------------

REVENUES. Consolidated revenues increased $191.4 million (39%) to $688.2 million for fiscal 2004 compared with fiscal 2003. Revenues in fiscal 2004 increased for all Company businesses primarily as a result of increased prices and demand in the worldwide ferrous metals market, including the addition of new export customers located outside of China. Significant improvements in demand coupled with lower steel imports led to increases in selling prices for finished steel products sold by the Steel Manufacturing Business. The Auto Parts Business benefited from the increased ferrous metals prices in its sales of autobodies. In addition, the Auto Parts Business acquired three retail locations in Canada that added revenue and operating income to the segment.


            METALS RECYCLING BUSINESS
The Metals Recycling Business generated revenues of $456.3 million, before intercompany eliminations, which is an increase of $147.7 million (48%). Ferrous revenues increased $137.8 million (54%) to $393.0 million as a result of higher average selling prices net of shipping cost (average net selling prices), higher shipping costs billed to customers and a slight increase in the volume sold. The average net selling price of ferrous recycled metal increased $62 per ton, or 51%, to $184 per ton which represents $111.8 million of the revenue increase. Average export shipping costs increased 57% over the prior year and represent $19.9 million of the revenue increase. In addition, ferrous sales volumes increased 1.8% or 33,000 tons which represents $4.1 million of the increase in ferrous revenue. Export volume is up 1.1% over prior year. Moreover, over 60% of our total ferrous sales were export shipments to Asia in the last two fiscal years. In fiscal 2004, ferrous export sales to China decreased to 34% of the total ferrous exports compared to more than 60% in fiscal 2003. In addition, ferrous export sales to South Korea increased to approximately 53% of our total ferrous export sales in fiscal 2004 compared to 28% of ferrous export sales in fiscal 2003. New customers in Thailand and India purchased 10% of our export sales volume in fiscal 2004.

Sales volume to the Company's Steel Manufacturing Business increased 15% to 618,000 tons due to increased demand in this finished steel business. Nonferrous revenues increased $9.2 million (19%) to $57.0 million due primarily to higher average prices. The average net nonferrous selling price in fiscal 2004 was $0.48 per pound, an increase of $0.06 per pound from fiscal 2003.

            AUTO PARTS BUSINESS
The Auto Parts Business generated revenue of $81.5 million, before intercompany eliminations, which is an increase of $16.3 million or 25% from prior year. This increase is a result of higher wholesale revenues driven by higher average sales prices for scrapped autobodies due to rising ferrous recycled metal prices and the March 2004 acquisition of three retail store locations in Canada.

            STEEL MANUFACTURING BUSINESS
The Steel Manufacturing Business' generated revenues of $271.3 million, which is an increase of $79.4 million or 41% from prior year. Sales prices increased $113 per ton or 39% which represents $70.7 million of the increase and sales volumes increased 3% which represents $5.9 million of the revenue increase. The increase in selling prices are a combination of increased demand and passing along rapidly rising raw materials and energy costs required in the production process.

COST OF GOODS SOLD. Consolidated cost of goods sold increased $117.2 million or 28% over the prior year. Cost of goods sold decreased as a percentage of revenue from 83% in fiscal 2003 to 77% in fiscal 2004. The reduction in cost of goods sold as a percentage of revenue is due to profit margin improvements at all of the Company's business segments, led by the Steel Manufacturing Business.

            METALS RECYCLING BUSINESS
Cost of goods sold for the Metal Recycling Business increased $102.0 million or 40% to $357.9 million. The cost of goods sold as a percentage of revenues decreased from 83% in fiscal 2003 to 78% in fiscal 2004. Gross profit increased by $45.7 million to $98.4 million for the year. The increase in gross profit was attributable to higher average net selling prices per ton. Compared with fiscal 2003, the average ferrous metals cost of sales per ton

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

increased 37% due primarily to higher purchase costs for unprocessed ferrous metals and higher export sales shipping costs. Generally, the change in the cost of unprocessed metal has a strong correlation to changes in the average selling price; however there is generally a delay in the timing between changes in net selling prices and the change in the cost of unprocessed metal. Thus, as selling prices rose compared with last year, so did the cost of unprocessed metal. Since purchase costs did not increase at the same rate as selling prices, we experienced significant increases in margins.


            AUTO PARTS BUSINESS
The Auto Parts Business' cost of goods sold increased $10.2 million or 28% over the prior year. As a percentage of revenue, cost of goods sold increased from 55% to 57%. This increase was due to higher car purchase costs and increases in labor costs. Gross profit increased $6.1 million or 21% over the prior year due to increased revenue.

            STEEL MANUFACTURING BUSINESS
 Cost of goods sold for the Steel Manufacturing Business increased $51.5 million or 27% to $242.5 million. Cost of goods sold as a percentage of revenues in fiscal 2004 decreased to 89% from 100% in fiscal 2003. The decrease in cost of goods sold as a percentage of revenue is attributable to higher average selling prices, higher sales volumes and the receipt of the final $1.8 million electrode price fixing settlement, offset by a $1.1 million pension charge. Average cost of goods sold per ton increased $69 per ton or 24% compared to the prior fiscal year. As this increase in cost of sales per ton was more than offset by the $114 per ton increase in average net selling price, gross profit improved by $27.9 million in fiscal 2004 compared to fiscal 2003.

IMPAIRMENT AND OTHER NONRECURRING CHARGES. During fiscal 2002, the Company's Portland, Oregon metals recycling facility embarked on a dock and loading facility renovation. The renovation was suspended in fiscal 2003 when issues with the dock's substructure were detected. Upon review of new engineering designs focused on operational efficiency and safety specifications, an impairment charge of $3.5 million was recorded in the fourth quarter of fiscal 2004 to write-off renovation costs incurred prior to the suspension.

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

OPERATING INCOME FROM JOINT VENTURES. The Company's joint ventures' revenues and results of operations were as follows (in thousands):

                                                                         Year Ended August 31,
                                                                    ------------------------------
                                                                        2004              2003
                                                                    ------------      ------------
Total revenues from external customers recognized by:
Joint Ventures in the metals recycling business:
         Processing                                                 $  1,038,373      $    616,958
         Brokering                                                       489,030           251,431
Joint Venture suppliers of metals                                         12,644             8,877
                                                                    ------------      ------------
                                                                    $  1,540,047      $    877,266
                                                                    ============      ============

Operating income from joint ventures recognized by the Company:
Joint Ventures in the metals recycling business                     $     61,672      $     24,827
Joint Venture suppliers of metals                                           (101)             (406)
                                                                    ------------      ------------
                                                                    $     61,571      $     24,421
                                                                    ============      ============

The Joint Ventures in the metals recycling business predominantly sell recycled ferrous and nonferrous metals. The increase in revenues recognized by these joint ventures is attributable to higher average net ferrous selling prices and higher volumes. Shipments of ferrous metal processed by the joint ventures were
3.6 million tons for the year ended

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

August 31, 2004 compared with 3.3 million tons in the prior year. The volume of ferrous metal brokered by the joint ventures increased to 2.7 million tons in fiscal 2004 compared to 1.7 million tons in the prior year, which came primarily from increased market share in Mexico and Latin America coupled with product line expansion into other scrap metal related commodities. The average net selling price of ferrous recycled metal increased during that period to $187 per ton from $118 per ton, due to the same worldwide supply and demand factors affecting the wholly-owned Metals Recycling Business.

In fiscal 2004, the Company's share of income from Joint Ventures in the metals recycling business increased to $61.7 million due to higher average net selling prices, increased margins and more efficient operations, benefiting from similar market factors and pricing as described in the discussion above relating to the Company's wholly-owned Metals Recycling Business. The Company's joint ventures with Hugo Neu Corporation earned nearly all of this operating income. The Company's share of operating income from the global brokering joint venture increased from $2.3 million in fiscal 2003 to $11.3 million in fiscal 2004. The Company's share of joint venture operating income in fiscal 2004 also included an estimated $3.4 million from a joint venture contract with New York City for the processing and disposal of curbside recycling materials that commenced in April 2004. The contract with New York City is an interim contract, and the Company's present intention is not to participate in the anticipated long-tem contract, so the income stream from this contract could end at any time. Operating income in fiscal 2004 was reduced by $6.1 million representing the Company's share of the joint venture LIFO inventory adjustment compared with a reduction of $2.2 million in fiscal 2003.

SELLING EXPENSES. Selling expenses increased $0.8 million over fiscal 2003 primarily due to increased advertising expenses in the Auto Parts Business.

GENERAL AND ADMINISTRATIVE EXPENSES. General and Administrative expenses increased $11.0 million over fiscal 2003. The higher general and administrative expenses were due to higher bonus expense as well as increased spending on Sarbanes-Oxley compliance and professional fees. The Company's bonus plan is based upon the principles of Economic Value Added (EVA) and is directly tied to the financial performance of the Company. Given the Company's recent record financial performance, bonus expense is significantly higher in fiscal 2004.

INTEREST EXPENSE. In fiscal 2004, interest expense increased $0.3 million compared to fiscal 2003 due to higher average debt balances during fiscal 2004.

INCOME TAX PROVISION. The 31% tax rate for fiscal 2004 compares with a tax rate of 27% for fiscal 2003. The increase in tax rate is primarily attributable to a reduction in estimated Extraterritorial Income Exclusion (ETI) tax benefits on export sales, an increase partially offset by the reversal of the $6.1 million deferred tax valuation allowance associated with Net Operating Loss and minimum tax credit carryforwards. The Company's tax rate is expected to increase in fiscal 2005 due to a change in the tax law phasing out ETI tax benefits over the next two years and the deferred tax valuation allowance being fully reversed.

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

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

The Steel Manufacturing Business' revenues increased $25.3 million (15%) from revenues recognized in the prior year to $191.9 million in fiscal 2003 primarily due to higher average net selling prices and higher volumes for all major product lines. The volume of finished steel products sold increased, along with the average net selling price per ton, compared with fiscal 2002. Sales of finished steel products were up 9% to 622,000 tons while the average net selling price per ton increased $15 per ton (5%) to $291 per ton. The increase in the average sales price per ton was primarily due to a higher valued product sales mix and lower supplies of competing importing steel, which was partially attributed to the weakness of the U.S. dollar. Also, towards the end of the fiscal 2003 second quarter, the Company and other steel producers increased their selling prices for rebar and coiled rebar. Additionally, merchant bar selling prices have increased modestly to adjust to the costs of production. The increase in sales volume was due to a 30% increase in the volume of wire rod and a 6% increase in sales volume of rebar. The higher wire rod volume was due to import duties imposed by the U.S. Government in the spring of 2002 on certain wire rod products. The increase in rebar volumes is primarily due to increased demand as wholesale customers bought inventory ahead of the effective date of announced price increases.

As previously mentioned, the Auto Parts Business was acquired on February 14, 2003 and was considered a "step" acquisition allowing the consolidation of its financial results as of the beginning of fiscal 2003. As such, revenues for fiscal 2003 included $65.2 million related to the Auto Parts Business with no comparable revenues being recognized for financial statement purposes in fiscal 2002. In order to aid the reader's understanding of the financial performance of this segment, the pro forma fiscal 2002 revenues for the Auto Parts Business were $58.3 million. The $6.9 million (12%) increase was primarily caused by an increase in wholesale revenues driven by higher average sales prices for scrapped autobodies due to rising ferrous recycled metal prices. Wholesale prices also benefited from the implementation of a new "core" distribution center that aggregated production volumes and provided an improved venue to sell these products to competing customers. Retail revenues were also up due to growth in part sales and admissions pricing.

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

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

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

OPERATING INCOME FROM JOINT VENTURES. The Company's joint ventures' revenues and results of operations were as follows (in thousands):

                                                                         Year Ended August 31,
                                                                    ------------------------------
                                                                        2003              2002
                                                                    ------------      ------------
Total revenues from external customers recognized by:
Joint Ventures in the metals recycling business:
         Processing                                                 $    616,958      $    480,157
         Brokering                                                       251,431           144,962
Joint Venture suppliers of metals                                          8,877            61,762
                                                                    ------------      ------------
                                                                    $    877,266      $    686,881
                                                                    ============      ============

Operating income from joint ventures recognized by the Company:
Joint Ventures in the metals recycling business                     $     24,827      $     13,766
Joint Venture suppliers of metals                                           (406)            5,624
                                                                    ------------      ------------
                                                                    $     24,421      $     19,390
                                                                    ============      ============

The Joint Ventures in the metals recycling business predominantly sell recycled ferrous and nonferrous metals. The increase in revenues recognized by these joint ventures is attributable to higher average net ferrous selling prices. Shipments of ferrous metal processed by the joint ventures were 3.3 million tons for the year ended August 31, 2003 compared with 3.5 million tons in the prior year. The volume of ferrous metal brokered by the joint ventures increased to
1.7 million tons in fiscal 2003 compared to 1.2 million tons in the prior year. The average net selling price of ferrous recycled metal increased during that period to $118 per ton from $90 per ton, predominantly due to strong demand from Asia, especially China and Korea. These joint ventures also increased their sales margins by improving operational efficiencies.

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

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

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

SELLING EXPENSES. These expenses increased $2.4 million compared with fiscal 2002 primarily due to an increase in export commission expense caused from higher ferrous recycled metals export sales.

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

INCOME TAX PROVISION. The Company's effective rate of 27% for fiscal 2003 was lower than the 35% federal statutory tax rate for three primary reasons: (1) the implementation of SFAS 142 eliminated the amortization of goodwill, some of which had been nondeductible; (2) export sales, which under Federal law are taxed at a lower rate than domestic sales increased; and (3) net operating loss carryforwards that accompanied an earlier acquisition continued to provide benefit. The fiscal 2002 tax rate of 14% benefited from the two latter items, as well as from the one-time recognition of California tax credits that had been generated over the previous ten years.

As part of the 1996 acquisition of Proler International Corp. (Proler), the Company acquired $31.4 million of federal net operating loss carryforwards
(NOLs). The Company recognized no immediate tax benefit for the NOLs. Instead, the Company set up an offsetting $31.4 million valuation allowance because the ultimate use of the NOLs was uncertain given the then-current federal tax law proscription against applying the NOLs to any taxable income other than the post-acquisition income generated by Proler. A change to federal tax law in 1999, however, allowed an annual $2.4 million of NOL to be applied to taxable income from all sources, not just from Proler. Due to this change in tax law, the Company released an annual $2.4 million from the valuation allowance, and recognized the corresponding $0.8 million in tax benefit, in fiscal years 2003 and 2002. This is a major reason why the Company's effective tax rates were lower than the statutory rates for those years.

The Company also acquired $0.7 million of credits as part of the Proler acquisition. As with the NOLs, a valuation allowance was set up to offset the credits. No part of the valuation allowance had been released as of August 31, 2003. The credits are not likely to be used until after the NOLs have been used or expire. The credits can be carried forward indefinitely.

In fiscal 2002, the Company qualified for $2.1 million of Enterprise Zone tax credits in the state of California. These credits can be used to offset California state income taxes to the extent that the Company has a California franchise (income) tax liability on taxable income apportionable to each zone. Any credits in excess of the tax liability can be carried forward indefinitely. These credits, combined with the release of $2.4 million of valuation allowance pertaining

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

to the NOLs, were major reasons why the Company's effective tax rate of 14% for fiscal 2002 was well below the statutory rate of 35%.

LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------
For fiscal 2004, cash generated from operations was $73.2 million, compared to $40.9 million in fiscal 2003. The increase in cash flow from operations was primary related to an improvement in net income, offset by the reinvestment of cash flow by the Hugo Neu joint ventures and an increase in inventories, which is a result of higher inventory quantities on hand at August 31, 2004 and increased inventory costs for raw materials at all divisions.

Capital expenditures totaled $22.2 million, $21.8 million, and $9.6 million for fiscal years 2004, 2003 and 2002, respectively. The capital expenditures in fiscal 2004 included production improvement projects, including partial payments on the new state-of-the-art mega shredder at the Company's Oakland, California recycling facility and the major furnace replacement at our Steel Manufacturing Business.

In March 2004, the Company completed the acquisition of three self-service used auto parts stores in Canada for a purchase price of $13.7 million. During fiscal 2004, the Company also made additional post-closing payments of $11.8 million related to the acquisition of Pick and Pull Auto Dismantling, Inc., which closed in February 2003.

As a result of acquisitions completed in prior years, the Company had $21.5 million of environment liabilities as of August 31, 2004. Over the next 12 months, the Company expects to pay approximately $9.3 million relating to a previously accrued remediation projects in connection with one of its metals recycling facilities located in the State of Washington on the Hylebos Waterway. Additionally, the Company expects to require significant future cash outlays as it incurs the actual costs relating to the remediation of other such environmental liabilities.

As of August 31, 2004, the Company had a committed unsecured bank credit facility totaling $150 million that matures in May 2006. The credit facility contains a provision whereby the Company may, upon obtaining consent of the bank group, extend the term of the agreement by one year to May 2007. The Company has provided notice of its intention to request such an extension and the bank group has agreed to the request. The extension is subject to the Company providing standard representations and warranties as of the May 2006 original maturity date. The Company currently anticipates it will be able to provide the required representations and warranties and the agreement will be extended. The Company also has additional unsecured credit lines totaling $20 million, which are uncommitted. The Company's debt agreements have certain restrictive covenants. As of August 31, 2004, the Company had aggregate bank borrowings outstanding under these facilities of $60.0 million and was in compliance with such covenants.

In July 2002, the Company's metals recycling joint ventures with Hugo Neu Corporation entered into a revolving credit facility (JV Credit Facility) with a group of banks for working capital and general corporate purposes. Prior to that time, the joint ventures' working capital and other cash needs had been met by advances provided equally by the Company and its partner, Hugo Neu Corporation. During February 2004, the facility was increased to $110 million. The JV Credit Facility expires on January 26, 2005 and is secured by the inventory and receivables of the joint venture businesses. The Company is not a guarantor of the JV Credit Facility. The JV Credit Facility has a number of covenants and restrictions, including restrictions on the level of distributions to the joint venture partners. As of August 31, 2004, there was no debt outstanding under the credit facility and the joint ventures were in compliance with these covenants. It is the Company's present intention to not renew the facility upon its expiration, in which case the Company and its partner will need to revert to funding the cash needs of the joint ventures on an equal basis.

The joint venture agreements allow for distributions to the joint venture partners. During the two year period ended August 31, 2004, the Company recorded $86.0 million in operating income representing its share in the earnings of the joint ventures. However, during this time the Company received no cash distributions. Instead, the Hugo-Neu joint ventures have been utilizing all of their available cash flow to fund expansion of working capital, business growth, and investment in state-of-the-art equipment to improve the efficiencies and capabilities of their business and to pay down borrowings from the JV Credit Facility.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

The joint ventures in the metals recycling business are purchasing and installing three new mega-shredders in fiscal 2005 for an estimated cost of $36 million. The joint venture partners anticipate using a long-term equipment financing facility to support the purchase. The joint ventures would make principal and interest payments on the financing facility from operating income.

The Company has certain contractual obligations to make future payments. The following table summarizes these future obligations as of August 31, 2004 (in thousands):

        CONTRACTUAL OBLIGATIONS                              Payments Due By Period
        -----------------------           ------------------------------------------------------------
                                                       Less than      1-3          4-5         After 5
                                            Total       1 Year       Years        Years         Years
                                          --------     --------     --------     --------     --------
         Long-term debt(1)                $ 68,026     $    225     $ 60,101     $     --     $  7,700
         Interest payments on long-
            term debt                        1,488           97          194          194        1,003
         Operating leases                  127,675        7,067       10,375        7,193      103,040

         PURCHASE OBLIGATIONS:
             Gas contract(2)                27,767        5,749       17,246        4,772           --
             Electric contract(3)            2,184        2,016          168           --           --

         OTHER LONG-TERM LIABILITIES
             ON BALANCE SHEET:
         Environmental liabilities          21,499        9,373          450          400       11,276
         Long-term supplemental
            retirement plan liability        2,172           --          127          329        1,716
                                          --------     --------     --------     --------     --------
         Total                            $250,811     $ 24,527     $ 88,661     $ 12,888     $124,735
                                          ========     ========     ========     ========     ========

(1)   The Company has a $150 million credit facility with a group of banks for working capital and other general purposes. The facility expires in May 2006, but may be extended one year after the
      Company meets certain administrative requirements.
(2)   The Steel Manufacturing Business has a take-or-pay natural gas contract with IGI Resources that requires a minimum purchase of 3,500 MMBTU per day at tiered pricing, whether or not the amount is utilized. The natural gas price as of August 31, 2004 was $4.50 MMBTU. Any amount that is not utilized may be resold to IGI Resources. The contract expires on May 31, 2009.
(3)   The Steel Manufacturing Business has an electricity contract with McMinnville Power and Light that requires a minimum purchase of electricity at a rate subject to variable pricing, whether or not the amount is utilized. Any amount that is not utilized may be resold to the Bonneville
      Power Administration. The contract expires in September 2005.

Pursuant to a stock repurchase program which began in 1997, the Company is authorized to repurchase up to 3.0 million shares of its stock when management believes such repurchases would enhance shareholder value. During fiscal year 2004, the Company made no share repurchases. As of August 31, 2004, the Company had repurchased a total of 1.3 million shares under this program.

The Company makes contributions to a defined benefit pension plan, several defined contribution plans and several multiemployer pension plans. Contributions vary depending on the plan and are based upon plan provisions, actuarial valuations and negotiated labor agreements. We anticipate making contributions of approximately $6.0 million to the various pension plans in fiscal 2005.

The Company believes its current cash resources, internally generated funds, existing credit facilities and access to the capital markets will provide adequate financing for capital expenditures, working capital, joint ventures, stock repurchases, debt service requirements, post retirement obligations and future environmental obligations for the next

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

twelve months. In the longer term, the Company may seek to finance business expansion with additional borrowing arrangements or additional equity financing.

FACTORS THAT COULD AFFECT FUTURE RESULTS. This Form 10-K, including Item 1 of Part l and Item 7 of Part II, contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. One can generally identify these forward-looking statements because they contain "expect," "believe," "anticipate," "estimate," "plans" and other words which convey a similar meaning. One can also identify these statements as they do not relate strictly to historical or current facts. Examples of factors affecting Schnitzer Steel Industries, Inc.'s wholly-owned operations and its joint ventures (the Company) that could cause actual results to differ materially are the following:

CYCLICALITY AND GENERAL MARKET CONSIDERATIONS: Purchase and selling prices for recycled metals are highly cyclical in nature and subject to worldwide economic conditions. In addition, the cost and availability of recycled metals are subject to global supply and demand conditions which are volatile and beyond the Company's control, resulting in periodic fluctuations in recycled metals prices and working capital requirements. While the Company attempts to maintain and grow margins by responding to changing recycled metals selling prices through adjustments to its metals purchase prices, the Company's ability to do so is limited by competitive and other market factors. Additionally, changing prices could potentially impact the volume of recycled metal available to the Company, the subsequent volume of processed metal sold by the Company, inventory levels and the timing of collections and levels relating to the Company's accounts receivable balances. Moreover, increases in recycled metals selling prices can adversely affect the operating results of the Company's Steel Manufacturing Business because increases in steel prices generally lag increases in ferrous recycled metals prices.

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

Another factor which may affect revenues relates to the seasonal reduction in demand from foreign customers who tend to reduce their finished steel production and corresponding scrap metal requirements, during the summer months to offset higher energy costs. Also, severe weather conditions may affect the Company's global market conditions.

The Company makes a number of large ferrous recycled metals shipments to foreign steel producers each year. Customer requirements, shipping schedules and other factors limit the Company's control over the timing of these shipments. Variations in the number of foreign shipments from quarter to quarter will result in fluctuations in quarterly revenues and earnings. The Company's expectations regarding ferrous metal sales prices and volumes, as well as earnings, are based in part on a number of assumptions which are difficult to predict (for example, uncertainties relating to customer orders, metal availability, estimated freight rates, ship availability, cost and volume of unprocessed inventory and production output, etc.).

The Auto Parts Business experiences modest seasonal fluctuations in demand. The retail stores are open to the elements. During periods of extreme temperatures and precipitation, customers tend to delay their purchases and wait for milder conditions. As a result, retail sales are generally higher during the spring and fall of each calendar year and lower in the winter and summer months.

Additionally, the Auto Parts Business is subject to a number of other risks that could prevent it from maintaining or exceeding its current levels of profitability, such as volatile supply and demand conditions affecting prices and volumes in the markets for its products, services and raw materials; environmental issues; local and worldwide

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

economic conditions; increased competition; the ultimate success of the Company's growth and acquisition plans; and business integration and management transition issues.

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

From time to time, both the United States and foreign governments impose regulations and restrictions on trade in the markets in which the Company operates. In fiscal 2004, the Company completed filing requirements with China to continue to allow the shipment of recycled metals into China. The documents are part of a certification process to ensure safe industrial and agricultural production in China. Also, it is not unusual for various constituencies to petition government entities to impose new restrictions or change current laws. If imposed, these restrictions could affect the Company's margins as well as its ability to ship goods to foreign customers. Alternatively, restrictions could also affect the global availability of ferrous recycled metals, thereby affecting the Company's volumes and margins. As a result, it is difficult to predict what, if any, impact pending or future trade restrictions will have on the operations of the Company.

For the Metals Recycling Business, some of the more significant domestic competitors include regional steel mills and their brokers who compete for recycled metal for the purpose of providing the mill with feedstock to produce finished steel. During periods when market supplies of metal are in short supply, these buyers may, at times, react by raising buying prices to levels that are not reasonable in relation to more normal market conditions. As a result, the Company may have to raise its buying prices to maintain its production levels which may result in compressed margins.

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

In December 2002, Nucor Corporation ("Nucor") assumed ownership of the assets of Birmingham Steel Corp., and acquired a steel manufacturing business in Seattle, Washington. Nucor Corporation, the leader in setting finished steel prices in the Company's finished steel markets, has a significant share of the West Coast steel market and is considered an aggressive competitor. Nucor has consolidated much of the West Coast domestic steel production with the 2002 purchase of the former Birmingham Steel Mill in Seattle, Washington and the former North Star mill in Kingman,

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

Arizona. The Kingman mill has been idle since 2003, any future start-up of its operations could negatively impact the Company's recycled metal and finished steel markets, prices, margins and, potentially, cash flow.

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

UNION CONTRACTS: The Company has a number of union contracts that expire in fiscal year 2005. Labor contract negotiations have not commenced with any of these unions. If the Company is unable to reach agreement on the terms of a new contract with any of these unions, the Company could be subject to work slowdowns or work stoppages.

POST RETIREMENT BENEFITS: The Company has a number of post retirement benefit plans that include defined benefit and multiemployer plans. The Company's contributions to the defined benefit plans are determined by actuarial calculations which are based on a number of estimates including the expected long-term rate of return on plan assets, allocation of plan assets between equity or fixed income investments, expected rate of compensation increases as well as other factors. Changes in these actual rates from year to year cause increases or decreases in the Company's annual contributions into the defined benefit plans and changes to the expenses recognized in a current fiscal year. Management and the actuary evaluate these rates annually and adjust if necessary.

The Company's union employees participate in a number of multiemployer pension plans. The Company is not the sponsor or administrator of these multiemployer plans. Contributions are determined in accordance with provisions of the negotiated labor contracts. The Company is unable to determine its relative portion or estimate its future liability under the multiemployer pension plans.

The Company learned during the fourth quarter of 2004 that one of the multiemployer plans would not meet ERISA minimum funding standards for the plan year ending September 30, 2004. The trustees of that plan have applied to the Internal Revenue Service for certain relief from this minimum funding standard, but cannot determine whether this relief will be granted. Absent relief, the plan's contributing employers will be required to make additional contributions or pay excise tax that may equal or exceed the full amount of that deficiency. The Company estimates its share of the required additional contribution for the 2004 plan year is approximately $1.1 million and has accrued for such amount in fiscal 2004.

JOINT VENTURES: The Company has significant investments in joint venture companies, the most substantial of which are its five metals recycling joint ventures with Hugo Neu Corporation (HNC). In each case, the day-to-day activities of the joint venture business are managed by the Company's joint venture partner, not the Company. As a result, the Company does not have the same ability to control or predict the operations, cash flow, expenditures, debt, and related financial results as it does with its consolidated businesses. Therefore, it is difficult to predict the financial results of the joint ventures.

In recent years, the Company's relationship with the chief executive officer of HNC, its most significant joint venture partner, has deteriorated. There have been disagreements regarding business decisions as well as personality clashes, but the Company does not believe that these issues have materially affected the operations or operating results of the joint ventures, which have shown dramatic financial improvement since fiscal 2000. The Company is currently disputing HNC's recent unilateral assertion of a right to be paid certain commissions on sales by the joint venture engaged in global brokering of recycled metals, as described in more detail in Note 7 of Notes to Consolidated Financial Statements in Item 8. As described in Liquidity and Capital Resources above, the Company's present intention is to not renew the $110 million JV Credit Facility when it matures in January 2005, and for the Company and HNC to revert to funding the cash needs of the joint ventures on an equal basis. If HNC does not fund its share of joint venture cash needs, the operations of the global brokering joint venture, which has relied extensively on the JV Credit Facility for working capital support, could be adversely affected.

The Company believes it desirable for the Company and HNC to end the current joint venture relationships; however, the joint venture agreements do not provide for a mechanism to break up the ventures. Preliminary discussions regarding possible transactions to terminate the relationship occur from time to time, but these discussions have not resulted in any agreement regarding the structure, valuation or terms of such a transaction. As such discussions periodically continue, the Company will evaluate its disclosure obligations, but does not presently intend to make any further disclosure regarding the existence or status of such discussions unless and until an agreement is reached, if ever.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

The Company believes it desirable for the Company and HNC to end the current joint venture relationships; however, the joint venture agreements do not provide for a mechanism to break up the ventures. Preliminary discussions regarding possible transactions to terminate the relationship occur from time to time, but these discussions have not resulted in any agreement regarding the structure, valuation or terms of such a transaction. As such discussions periodically continue, the Company will evaluate its disclosure obligations, but does not presently intend to make any further disclosure regarding the existence or status of such discussions unless and until an agreement is reached, if ever.

The joint venture businesses are affected by many of the same risk factors mentioned in this document. Additionally, two of these joint ventures continue to use LIFO inventory accounting, which tends to defer income taxes. Historically, the effects of LIFO adjustments, which are recorded during the fourth quarter of each fiscal year, have been difficult to predict.

ENERGY SUPPLY: The Company and its joint ventures utilize various energy sources to operate their facilities. In particular, electricity and natural gas currently represent approximately 9% of the cost of steel manufactured for the Company's Steel Manufacturing Business. The Steel Manufacturing Business purchases electric power under a long-term contract from McMinnville Water & Light (McMinnville) which in turn relies on the Bonneville Power Administration
(BPA). Historically, these contracts have had favorable prices and are long-term in nature. The Company has a five-year contract that expires in September 2006. On October 1, 2001, the BPA increased its electricity rates due to increased demand on the West Coast and lower supplies. This increase was in the form of a Cost Recovery Adjustment Clause (CRAC) added to BPA's contract with McMinnville. The CRAC is an additional monthly surcharge on selected power charges to recover costs associated with buying higher priced power during the West Coast power shortage. Because BPA can adjust the CRAC every six months, it is not possible to predict future rate changes.

The Steel Manufacturing Business also has a contract for natural gas at $4.50 MMBTU. The current contract expires on May 31, 2009 and obligates the business to purchase minimum amounts of gas at a fixed rate. Effective November 1, 2004, the natural gas rate will be reduced to $4.39 per MMBTU. This is a take or pay contract with a minimum average usage of 3,575 MMBTU per day. Gas not used is sold on the open market and gains or losses are recorded in cost of sales.

If the Company is unable to negotiate favorable terms of electricity, natural gas and other energy sources, this could adversely affect the performance of the Company.

TAX LAWS: The Company has been able to reduce its effective tax rate below the federal statutory tax rate for each of the last three years by using a combination of Net Operating Loss carryforwards (NOLs), tax credits in State of California Enterprise Zones, and federal Extraterritorial Income Exclusion (ETI) tax benefits associated with making foreign sales. In response to recent determinations by the World Trade Organization that the ETI tax benefit constituted an illegal export subsidy, Congress passed the American Jobs Creation Act of 2004 (the Act), which became law on October 22, 2004. A key provision of the Act eliminates the ETI deduction over the next two years, offsetting it in part with a deduction for "qualified production activities income." Until regulations are issued explaining the new deduction, any projection of its effect on the Company's worldwide tax rate would necessarily be imprecise, but the current projection is that the tax rate would approximate 36% in fiscal 2005.

The Company's worldwide tax rate is also apt to be higher in fiscal 2005 for two reasons unrelated to the Act: All net operation losses (NOLs) have been used for GAAP purposes, and further discovery of significant state tax credits is unlikely. As noted above, both items have served to reduce the effective tax rate in recent years.

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

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

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

ASSET ACQUISITION AND DISPOSITION: Throughout the Company's history, it has made a number of acquisitions and divestures as management attempts to improve the value of the Company for its shareholders. Over the last few years this activity has principally been limited to acquisitions related to the Auto Parts Business. It is anticipated that the Company will continue to pursue additional expansion of the Auto Parts Business as well as other business segments. Each acquisition or disposition comes with its own inherent risks that make it difficult to predict the ultimate success of the transaction. An acquisition or disposition may have a negative and/or unexpected impact on the Company's cash flow, operating income, net income, earnings per share and financial position.

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

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                                                                            Page
                                                                            ----
            Report of Independent Registered Public Accounting Firm...........41

            Consolidated Balance Sheets - August 31, 2004 and 2003............42

            Consolidated Statement of Operations - Years ended
                   August 31, 2004, 2003 and 2002.............................43

            Consolidated Statement of Shareholders' Equity - Years ended
                   August 31, 2004, 2003 and 2002.............................44

            Consolidated Statement of Cash Flows - Years ended
                   August 31, 2004, 2003 and 2002.............................45

            Notes to Consolidated Financial Statements........................46

            Schedule II - Valuation and Qualifying Accounts...................70

            Report of Independent Registered Public Accounting Firm
                   on Financial Statement Schedule............................71


            All other schedules and exhibits are omitted, as the information is not applicable or is not required.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM








To the Board of Directors and Shareholders of Schnitzer Steel Industries, Inc

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of retained earnings and of cash flows present fairly, in all material respects, the financial position of Schnitzer Steel Industries and its subsidiaries at August 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Portland, Oregon
November 23, 2004

                        SCHNITZER STEEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except per share amounts)

                                                                                      AUGUST 31,
                                                                            -----------------------------
                                                                                2004             2003
                                                                            ------------     ------------
                                     Assets
                                     ------
Current assets:
     Cash                                                                   $     11,307     $      1,687
     Accounts receivable, less allowance for doubtful accounts of
        $772 and $712                                                             43,179           38,428
     Accounts receivable from related parties                                        265              555
     Inventories (Note 2)                                                         80,167           61,143
     Deferred income taxes (Note 8)                                                5,383            4,524
     Prepaid expenses and other                                                    6,859            7,400
                                                                            ------------     ------------
            Total current assets                                                 147,160          113,737

Net property, plant and equipment (Note 4)                                       138,438          141,224

Other assets:
     Investment in and advances to joint venture partnerships (Note 12)          182,845          119,066
     Notes receivable less current portion (Note 9)                                1,337            1,565
     Goodwill                                                                    131,178          107,209
     Intangibles and other                                                         5,015            5,093
                                                                            ------------     ------------
Total Assets                                                                $    605,973     $    487,894
                                                                            ============     ============
                      Liabilities and Shareholders' Equity
                      ------------------------------------
Current liabilities:
     Current portion of long-term debt (Note 6)                             $        225     $        220
     Accounts payable                                                             31,881           21,537
     Accrued payroll liabilities                                                  20,183           10,065
     Current portion of environmental liabilities (Note 7)                         9,373            4,639
     Accrued income taxes                                                          4,954              358
     Other accrued liabilities                                                     7,450            4,477
                                                                            ------------     ------------
            Total current liabilities                                             74,066           41,296

Deferred income taxes (Note 8)                                                    24,884           33,093

Long-term debt, less current portion (Note 6)                                     67,801           87,045

Environmental liabilities, net of current portion (Note 7)                        12,126           17,139

Other long-term liabilities (Note 10)                                              2,295            2,704

Minority interests                                                                 5,921            3,620

Commitments and contingencies (Notes 4, 7 and 9)                                                       --

Shareholders' equity:
     Preferred stock--20,000 shares authorized, none issued                                            --
     Class A common stock--75,000 shares $1.00 par value authorized,
         22,022 and 12,445 shares issued and outstanding                          22,022           12,445
     Class B common stock--25,000 shares $1.00 par value authorized,
         8,306 and 7,061 shares issued and outstanding                             8,306            7,061
     Additional paid-in capital                                                  110,177          104,249
     Retained earnings                                                           278,374          179,242
     Accumulated other comprehensive loss:
            Foreign currency translation adjustment                                    1               --
                                                                            ------------     ------------
            Total shareholders' equity                                           418,880          302,997
                                                                            ------------     ------------
Total Liabilities and Shareholders' Equity                                  $    605,973     $    487,894
                                                                            ============     ============

          The accompanying notes are an integral part of this statement

                        SCHNITZER STEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                         YEAR ENDED AUGUST 31,
                                                             ------------------------------------------------
                                                                 2004              2003              2002
                                                             ------------      ------------      ------------
Revenues                                                     $    688,220      $    496,866      $    350,648

Cost of goods sold                                                530,279           413,043           324,435
Impairment and non-recurring charges                                3,500             2,100             7,100
Selling                                                             6,102             5,311             2,863
General and administrative                                         43,030            32,048            25,815
                                                             ------------      ------------      ------------

Income (loss) from wholly-owned operations                        105,309            44,364            (9,565)

Operating income from joint ventures (Note 12)                     61,571            24,421            19,390
                                                             ------------      ------------      ------------

Operating income                                                  166,880            68,785             9,825

Other income (expense):
     Interest expense                                              (2,048)           (1,778)           (2,314)
     Other income (expense)                                          (506)             (540)              136
                                                             ------------      ------------      ------------

                                                                   (2,554)           (2,318)           (2,178)
                                                             ------------      ------------      ------------

Income before cumulative effect of change in
   accounting principle, income taxes, minority
   interests and pre-acquisition interests                        164,326            66,467             7,647

Income tax provision (Note 8)                                     (50,669)          (17,946)           (1,094)
                                                             ------------      ------------      ------------

Income before cumulative effect of change in
   accounting principle,  minority interests
   and pre-acquisition interests                                  113,657            48,521             6,553

Minority interests, net of tax                                     (2,476)           (1,824)               --

Pre-acquisition interests, net of tax                                  --            (2,513)               --
                                                             ------------      ------------      ------------

Income before cumulative effect of change in
   accounting principle                                           111,181            44,184             6,553

Cumulative effect of change in accounting principle                    --              (983)               --
                                                             ------------      ------------      ------------

Net income                                                   $    111,181      $     43,201      $      6,553
                                                             ============      ============      ============

Net income per share - basic:
     Income before cumulative effect of change in
        accounting principle                                 $       3.71      $       1.58      $       0.24
     Cumulative effect of change in accounting principle               --             (0.03)               --
                                                             ------------      ------------      ------------
     Net income per share                                    $       3.71      $       1.55      $       0.24
                                                             ============      ============      ============

Net income per share - diluted:
     Income before cumulative effect of change in
        accounting principle                                 $       3.58      $       1.50      $       0.23
     Cumulative effect of change in accounting principle               --             (0.03)               --
                                                             ------------      ------------      ------------
     Net income per share                                    $       3.58      $       1.47      $       0.23
                                                             ============      ============      ============

          The accompanying notes are an integral part of this statement

                        SCHNITZER STEEL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)


                                               CLASS A               CLASS B                               ACCUMULATED
                                            COMMON STOCK          COMMON STOCK      ADDITIONAL                OTHER
                                        --------------------  --------------------    PAID-IN    RETAINED  COMPREHENSIVE
                                         SHARES     AMOUNT     SHARES     AMOUNT      CAPITAL    EARNINGS     INCOME       TOTAL
                                        --------  ----------  --------  ----------  ----------  ----------  ----------  ----------
Balance at August 31, 2001                 4,896  $    4,896     4,304  $    4,304  $   95,923  $  142,946  $       --  $  248,069

Class B common stock converted to
   Class A common stock                      124         124      (124)       (124)                                             --
Class A common stock repurchased             (99)        (99)                           (1,157)                             (1,256)
Class A common stock issued                  104         104                             1,308                               1,412
Net income                                                                                           6,553                   6,553
Cash dividends paid - common ($0.067
   per share)                                                                                       (1,830)                 (1,830)
                                        --------  ----------  --------  ----------  ----------  ----------  ----------  ----------

Balance at August 31, 2002                 5,025       5,025     4,180       4,180      96,074     147,669          --     252,948

Class B common stock converted to
   Class A common stock                      635         635      (635)       (635)                                             --
Class A common stock issued                  547         547                             8,175                               8,722
Net income                                                                                          43,201                  43,201
Stock dividend                             6,238       6,238     3,516       3,516                  (9,754)                     --
Cash dividends paid - common ($0.067
   per share)                                                                                       (1,874)                 (1,874)
                                        --------  ----------  --------  ----------  ----------  ----------  ----------  ----------

Balance at August 31, 2003                12,445  $   12,445     7,061  $    7,061  $  104,249  $  179,242  $       --  $  302,997

Net income                                                                                         111,181                 111,181
Foreign currency translation adjustments                                                                             1           1
                                                                                                                        ----------
                                                                                                                           111,182
Class B common stock converted to
   Class A common stock                    1,743       1,743    (1,743)     (1,743)                                             --
Class A common stock issued                  802         802                             5,928                               6,730
Stock dividend                             7,032       7,032     2,988       2,988                 (10,020)                     --
Cash dividends paid - common ($0.068
   per share)                                                                                       (2,029)                 (2,029)
                                        --------  ----------  --------  ----------  ----------  ----------  ----------  ----------

Balance at August 31, 2004                22,022  $   22,022     8,306  $    8,306  $  110,177  $  278,374  $        1  $  418,880
                                        ========  ==========  ========  ==========  ==========  ==========  ==========  ==========

          The accompanying notes are an integral part of this statement

                        SCHNITZER STEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)


                                                                         YEAR ENDED AUGUST 31,
                                                            ------------------------------------------------
                                                                2004              2003              2002
                                                            ------------      ------------      ------------
Operations:
Net income                                                  $    111,181      $     43,201      $      6,553
Noncash items included in income:
   Cumulative effect of change in accounting principle                                 983                --
   Depreciation and amortization                                  20,403            19,441            18,631
   Minority and pre-acquisition interests                          3,557             5,942                --
   Deferred income taxes                                          (9,068)            1,791               692
   Equity in earnings of joint ventures                          (61,571)          (24,421)          (19,390)
   Impairment and other non-recurring charges                      3,500             2,100             6,100
   (Gain) loss on disposal of assets                                 310               (93)               85
Cash provided (used) by changes in working capital:
   Accounts receivable                                            (4,461)           (6,169)           (8,675)
   Inventories                                                   (19,024)           (1,240)           31,174
   Prepaid expenses and other                                        541            (4,411)              426
   Accounts payable                                               10,344             2,802             1,166
   Accrued liabilities                                            17,426             1,317            (1,768)
   Environmental liabilities                                        (279)           (1,998)             (966)
   Other assets and liabilities                                      362             1,692             2,357
                                                            ------------      ------------      ------------

Net cash provided by operations                                   73,221            40,937            36,385
                                                            ------------      ------------      ------------

Investing:
Capital expenditures                                             (22,192)          (21,796)           (9,569)
Investments in subsidiaries                                      (23,861)          (64,923)               --
Cash received from joint ventures                                    953               286           145,060
Cash paid to joint ventures                                       (3,009)           (3,272)         (113,703)
Proceeds from sale of assets                                       1,649               585                39
                                                            ------------      ------------      ------------

Net cash (used) provided by investing                            (46,460)          (89,120)           21,827
                                                            ------------      ------------      ------------

Financing:
Repurchase of Class A common stock                                    --                --            (1,256)
Issuance of Class A common stock                                   6,730             8,722             1,412
Distributions to minority and pre-acquisition interests           (2,603)           (4,292)               --
Cash dividends declared and paid                                  (2,029)           (1,874)           (1,830)
Increase (decrease) in long-term debt                            (19,239)           19,000           (23,900)
Decrease in other long-term debt                                      --            (4,660)           (1,541)
                                                            ------------      ------------      ------------

Net cash (used) provided by financing                            (17,141)           16,896           (27,115)
                                                            ------------      ------------      ------------

Net increase (decrease) in cash                                    9,620           (31,287)           31,097

Cash at beginning of year                                          1,687            32,974             1,877
                                                            ------------      ------------      ------------
Cash at end of year                                         $     11,307      $      1,687      $     32,974
                                                            ============      ============      ============

          The accompanying notes are an integral part of this statement

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS

Schnitzer Steel Industries, Inc. (the Company) operates a metal recycling business, a self-service used auto parts business, and, through its Cascade Steel Rolling Mills, Inc. subsidiary, a mini-mill steel manufacturing business. The Company's facilities are located primarily in the western United States and Canada, but our Joint Ventures in the metals recycling business have a strong presence in the eastern United States.

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

BASIS OF PRESENTATION
Note 3 of the Notes to the Consolidated Financial Statements describe an acquisition that occurred on February 14, 2003. Under Statement of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations," the acquisition is considered a "step" acquisition due to the fact that the Company had a significant joint venture interest in the acquired business for a number of years. Additionally, since the acquisition occurred during fiscal 2003, the Company elected to include it in the consolidated results as though it had occurred at the beginning of fiscal 2003. Thus, the 2003 statement of operations, balance sheet, and statement of cash flows have been adjusted to consolidate the acquisition as of September 1, 2002. Also, the acquired businesses were consolidated with the Company's previous interest in the business to form a separate reporting segment called the Auto Parts Business. Additionally, consolidation accounting requires the Company to adjust its earnings for the ownership interests it did not own during the reporting period. For fiscal 2003, net income was reduced by $2.5 million of pre-acquisition interests, net of income taxes, representing the share of income attributable to the former joint venture partner prior to the acquisition. The financial results of the acquired business for periods prior to fiscal 2003 continue to be accounted for using the equity method and are included in the joint venture businesses reporting segment.

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

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LONG-LIVED ASSETS
Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets" requires that intangibles with finite useful lives be reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." In September 2002, the Company adopted SFAS No. 144, which supersedes Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operation-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale, whether they were previously held and used or newly acquired, and it also broadens the presentation of discontinued operations to include more disposal transactions. The Company assesses its long-lived assets for impairment at the lowest level for which there are identifiable cash flows whenever changes in circumstances indicate that the carrying amount may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner in which an asset is utilized and substantial negative industry or economic trends. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets in accordance with SFAS No. 144.

GOODWILL
Effective September 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142,"Goodwill and Other Intangible Assets" (SFAS No.
142). This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach. As required under the transitional accounting provisions of SFAS No. 142, the Company completed steps during the second quarter of fiscal 2003 to identify and measure goodwill impairment at its two reporting units, which existed at the time of adoption, the Metals Recycling Business and the Steel Manufacturing Business. The reporting units were measured for impairment by comparing the implied fair value of the reporting units' goodwill with the carrying amount of the goodwill. Historical earnings were used as a basis to project future earnings to determine whether any impairment of goodwill existed at the reporting units. As a result of this evaluation, the Company determined that goodwill associated with its Steel Manufacturing Business was impaired. The Company recorded a non-cash impairment charge for the entire $983,000 of remaining goodwill, effective September 1, 2002, and reported it as a "Cumulative effect of change in accounting principle" on the Consolidated Statement of Operations. The goodwill was not deductible for tax purposes, thus the amount was not tax affected. The implementation of SFAS No. 142 required the use of judgments, estimates and assumptions in the determination of fair value and impairment amounts related to the required testing. Prior to adoption of SFAS No. 142, the Company had historically evaluated goodwill for impairment by comparing the entity level unamortized balance of goodwill to projected undiscounted cash flows, which did not result in an indicated impairment. The Company performs impairment tests annually and whenever events and circumstances indicate that the value of goodwill and other indefinite-lived intangible assets might be impaired. The following table presents the Company's intangible assets and their related lives:

      ($ in millions)                   August 31, 2004          Life in Years
      ---------------                   ---------------          -------------
      Goodwill                             $  131.2                Indefinite
      Trade name                           $    0.8                Indefinite
      Non-compete agreement                $    2.0                 6 Years

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of reported net income and income per share, as if SFAS No. 142 had been in effect for all periods presented (in thousands, except per share amounts):

                                                FOR THE YEAR ENDED AUGUST 31,
                                              --------------------------------
                                                2004        2003        2002
                                              --------    --------    --------
      Reported net income                     $111,181    $ 43,201    $  6,553
      Goodwill amortization, net of tax             --          --       1,269
                                              --------    --------    --------
      Adjusted net income                     $111,181    $ 43,201    $  7,822
                                              ========    ========    ========

      Reported basic net income per share     $   3.71    $   1.55    $   0.24
      Goodwill amortization, net of tax             --          --        0.05
                                              --------    --------    --------
      Adjusted basic net income per share     $   3.71    $   1.55    $   0.29
                                              ========    ========    ========

      Reported diluted net income per share   $   3.58    $   1.47    $   0.23
      Goodwill amortization, net of tax             --          --        0.04
                                              --------    --------    --------
      Adjusted diluted net income per share   $   3.58    $   1.47    $   0.27
                                              ========    ========    ========


The changes in the carrying amount of goodwill for the year ending August 31, 2004 are as follows (in thousands):

                                               METALS
                                              RECYCLING  AUTO PARTS
                                              BUSINESS    BUSINESS      TOTAL
                                              --------    --------    --------
      Beginning of year balance               $ 34,771    $ 72,438    $107,209
      Pick-N-Pull Business                          --      10,812      10,812
      Canadian Acquisition                          --      13,157      13,157
                                              --------    --------    --------
      Balance as of August 31, 2004           $ 34,771    $ 96,407    $131,178
                                              ========    ========    ========


COMMON STOCK
Each share of Class A common stock is entitled to one vote and each share of Class B common stock is entitled to ten votes. Additionally, each share of Class B common stock may be converted to one share of Class A common stock.

EARNINGS PER SHARE
Basic and diluted earnings per share and dividends per common share have been adjusted to reflect the one-for-two stock dividend, that was paid on March 25, 2004 and the one-for-one stock dividend paid on August 14, 2003.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                                   YEAR ENDED AUGUST 31,
                                                          ----------------------------------------
                                                             2004           2003           2002
                                                          ----------     ----------     ----------
Income before cumulative effect of accounting change      $  111,181     $   44,184     $    6,553
Cumulative effect of change in accounting principle               --           (983)            --
                                                          ----------     ----------     ----------
Net income                                                $  111,181     $   43,201     $    6,553
                                                          ==========     ==========     ==========

Computation of shares:
     Average common shares outstanding                        29,976         27,975         27,444
     Stock options                                             1,082          1,505            405
                                                          ----------     ----------     ----------
     Diluted average common shares outstanding                31,058         29,480         27,849
                                                          ==========     ==========     ==========

Basic EPS:
Income before cumulative effect of accounting change      $     3.71     $     1.58     $     0.24
Cumulative effect of change in accounting principle               --          (0.03)            --
                                                          ----------     ----------     ----------
     Net income per share                                 $     3.71     $     1.55     $     0.24
                                                          ==========     ==========     ==========

Diluted EPS:
Income before cumulative effect of accounting change      $     3.58     $     1.50     $     0.24
Cumulative effect of change in accounting principle               --          (0.03)            --
                                                          ----------     ----------     ----------
     Net income per share                                 $     3.58     $     1.47     $     0.24
                                                          ==========     ==========     ==========

Dividend per share                                        $    0.068     $    0.067     $    0.067
                                                          ==========     ==========     ==========


Options with an exercise price greater than the average market price were not included in the computation of diluted earnings per share because to do so would be antidilutive. These options totaled 267,000 in 2003 and 1,757,700 in 2002. No options were antidilutive in fiscal 2004.

The Company records stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related Interpretations. Under this method, compensation expense for its stock incentive plans is determined using the intrinsic value method. Accordingly, because the exercise price equals the market price on the date of the grant, no compensation expense is recognized by the Company for stock options issued to employees and directors. The Company recorded compensation expense in fiscal 2004 of $0.6 million due to accelerating the vesting period on stock options for a retired employee.

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

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTEREST AND INCOME TAXES PAID
The Company paid $2.3 million, $1.5 million and $2.4 million in interest expense during fiscal years 2004, 2003 and 2002, respectively. In fiscal years 2004 and 2003, the Company paid $50.3 million and $17.2 million in income taxes, respectively. During fiscal 2002, the Company received tax refunds of $0.5 million.

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

REVENUE RECOGNITION
The Company recognizes revenue when it has a contract or purchase order from a customer with a fixed price, the title and risk of loss transfer to the buyer and collectibility is reasonably assured. Title for both metals and finished steel products transfers upon shipment, based on either C.I.F. or F.O.B. terms. For retail sales by the Auto Parts Business, revenues are recognized when customers pay for salvaged parts or when wholesale products are shipped to the customer location. Substantially all of the Company's ferrous export sales of recycled metal are made with letters of credit, minimizing credit risk. However, domestic ferrous recycled metal sales, nonferrous sales and sales of finished steel are generally made on open account. Historically, there have been very few sales returns and adjustments that impact the ultimate collection of revenues; therefore no provisions are made when the sale is recognized.

All shipping costs billed to customers are recorded as revenue with the related costs being included under cost of sales.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company evaluates the collectibility of its accounts, notes and advances receivable based on a combination of factors. In cases where management is aware of circumstances that may impair a specific customer's ability to meet its financial obligations to the Company, management records a specific allowance against amounts due and reduces the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, the Company maintains a reserve that considers the total receivables outstanding, historical collection rates and economic trends.

ENVIRONMENTAL COSTS
The estimated future costs for known environmental remediation requirements are accrued on an undiscounted basis when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. When only a range of amounts is established, and no amount within the range is better than another, the minimum amount of the range is recorded. Recoveries of environmental remediation costs from other parties are recorded as assets when realization of the claim for recovery is deemed probable and reasonably estimable.

RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to fiscal year 2004 presentation. These changes had no impact on previously reported results of operations or shareholder's equity.

NEW ACCOUNTING PRONOUNCEMENTS
In January 2003, FASB revised FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46R apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. The Company has determined that it does not have relationships with any entities which meet the definition of a variable interest entity.


NOTE 2 - INVENTORIES:

Inventories consist of the following (in thousands):

                                                      AUGUST 31,
                                              -------------------------
                                                 2004           2003
                                              ----------     ----------
      Recycled metals                         $   34,551     $   21,115
      Work in process                             10,045          8,254
      Finished goods                              23,808         19,912
      Supplies                                    11,763         11,862
                                              ----------     ----------
                                              $   80,167     $   61,143
                                              ==========     ==========

The production and accounting process utilized by the Company to record recycled metals inventory quantities relies on significant estimates, which can be affected by weight imprecisions, moisture, production yields and other factors.


NOTE 3 - BUSINESS COMBINATIONS:

CANADIAN ACQUISITION
--------------------
On March 8, 2004, the Company, through its wholly-owned subsidiary, PNP Auto Parts Canada Co., acquired the assets and leased the sites of three self-service used auto parts stores in Calgary and Edmonton, Alberta and Kelowna, British Columbia from Sheppard Holdings Ltd. of Calgary, Alberta, Canada, or its affiliates. The three stores currently operate under the name of Pick Your Part. This acquisition expands the geographic scope of our Auto Parts Business into the Canadian market as part of our strategy to grow the business in North America. The acquisition was completed in the third quarter of fiscal 2004. The purchase price ($13.7 million) and the results of operations for these three stores are reflected in the consolidated results of the Company beginning with the 2004 third fiscal quarter. Of the total purchase price, $13.2 million was related to goodwill. For further information related to goodwill, refer to Note 1 of the Consolidated Financial Statements.

PICK-N-PULL BUSINESS COMBINATION
--------------------------------
On February 14, 2003, the Company's wholly-owned subsidiary, Norprop, Inc. ("Norprop") closed its acquisition (the "Acquisition") of all of the stock of Pick and Pull Auto Dismantling, Inc., which was the Company's 50% partner in Pick-N-Pull Auto Dismantlers, a California general partnership (the "Joint Venture") and all of the membership interests in Pick-N-Pull Auto Dismantlers, Stockton, LLC ("Stockton"). The cost of the Acquisition consisted of $71.4 million of cash paid to the seller at closing, $3.3 million of debt assumed and immediately paid off, $0.6 million of acquisition costs and $0.5 million of tax related expenses. In addition, Norprop assumed approximately $12.5 million of debt owed by the Joint Venture to the Company. Two additional payments were made during fiscal 2004. The first payment of $4.7 million was made during the fiscal quarter ended November 30, 2003, as a result of an amendment to the Purchase Agreement. The second and final payment of $7.1 million was made during the fiscal quarter ended February 29, 2004, and related to a purchase price adjustment one year after closing based upon calendar year 2002 and 2003 earnings before interest, taxes, depreciation and amortization (EBITDA) of the acquired Auto Parts Business. The total purchase price was $100.1 million (or $96.5 million net of the seller's $3.6 million share of the Joint Venture's cash on hand at closing).

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition (in millions):

      Property, plant and equipment            $     13.3
      Identified intangible assets                    3.7
      Other assets                                    5.4
      Liabilities                                    (3.8)
      Goodwill                                       81.5
                                               ----------
           Total                               $    100.1
                                               ==========

Goodwill of $81.5 million represents the excess of purchase price over the fair value of the net tangible and identified intangible assets acquired, and, as a result of a tax election filed jointly by the Company and seller, substantially all of it will be deductible for tax purposes over a 15-year period. Also, approximately $1.8 million of goodwill existed on the Joint Venture's balance sheet prior to the Acquisition but was not shown separately in accordance with the equity method of accounting. Therefore, the total increase to goodwill related to the Acquisition was $83.3 million. In accordance with SFAS142, goodwill is not amortized and will be tested for impairment at least annually.


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT AND OPERATING LEASES:

Property, plant and equipment consist of the following (in thousands):

                                                       AUGUST 31,
                                               --------------------------
                                                  2004            2003
                                               ----------      ----------
      Machinery and equipment                  $  258,028      $  262,698
      Land and improvements                        49,080          50,631
      Buildings and leasehold improvements         30,655          30,485
      Construction in progress                     16,995          10,351
                                               ----------      ----------
                                                  354,758         354,165

      Less: accumulated depreciation             (216,320)       (212,941)
                                               ----------      ----------
      Net property, plant and equipment        $  138,438      $  141,224
                                               ==========      ==========


Depreciation expense from operations was $19.7 million, $19.3 million and $16.7 million in fiscal years 2004, 2003 and 2002, respectively.

The Company leases certain property and equipment. The future minimum rental payments under the operating leases are (in thousands):

      YEAR                       AMOUNT
      ----                       ------
      2005                       $4,920
      2006                        3,560
      2007                        2,356
      2008                        1,748
      2009                          945
      Thereafter                 $2,207

Rent expense was $6.7 million, $3.6 million and $1.1 million for fiscal years 2004, 2003, and 2002, respectively. See discussion of additional leases with related parties in Note 9.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - IMPAIRMENT AND OTHER NONRECURRING CHARGES:

During fiscal 2002, the Company's Portland, Oregon metals recycling facility embarked on a dock and loading facility renovation. The renovation was suspended in fiscal 2003 when issues with the dock's substructure were detected. Upon review of new engineering designs focused on operational efficiency and safety specifications, an impairment charge of $3.5 million was recorded in the fourth quarter of fiscal 2004 to write-off renovation costs incurred prior to the suspension.

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

The Company recorded impairment and other nonrecurring charges of $7.1 million in fiscal 2002. The Company recorded nonrecurring charges of $1.9 million for the early termination of a fixed-price Alaska barge contract of affreightment that management determined was not cost effective. The Alaska barge contract charge included a $0.9 million write-off of a note receivable and a $1.0 million payment to terminate the contract. Also, an impairment charge of $1.8 million was recorded for the elimination of an unprofitable car-crushing business and an impairment charge of $1.1 million was recorded for the closure of an under-performing yard in Reno, Nevada. Nonrecurring charges of $1.5 million were recorded for the loss on the early termination of two vessel charter contracts with a related company. The Company terminated the leases in order to take advantage of market rates which were $7 to $8 per ton lower than the all-in contracted rates (see Note 9 "Related Party Transactions"). Shipping cost savings as a result of the contract termination totaled approximately $2.0 million. Additionally, a loss of $0.8 million was recorded for the sale of a non-strategic steel forging business.


NOTE 6 - LONG-TERM DEBT:

Long-term debt consists of the following (in thousands):

                                                           AUGUST 31,
                                                   --------------------------
                                                      2004            2003
                                                   ----------      ----------
Bank unsecured revolving credit facilities         $   60,000      $   79,000

Tax-exempt economic development revenue bonds
due January 2022, interest payable monthly at
a variable rate (1.26% at August 31, 2004),
secured by a letter of credit                           7,700           7,700

Other                                                     326             565
                                                   ----------      ----------
Total long-term debt                                   68,026          87,265
Less:  portion due within one year                       (225)           (220)
                                                   ----------      ----------
Long-term debt less current portion                $   67,801      $   87,045
                                                   ==========      ==========

In May 2003, the Company entered into an agreement to refinance its revolving bank credit facility. The facility for $150 million is unsecured, matures in May 2006 and bears interest at varying interest rates. As of August 31, 2004, such rates on outstanding borrowings averaged 2.7%. Interest is payable at varying dates not to exceed the maturity of each advance under the line. The credit facility contains a provision whereby the Company may, upon obtaining consent of the bank group, extend the terms of the agreement by one year to May 2007. The Company has provided notice of its intention to request such an extension and the bank group has agreed to the request. The extension is subject to the Company providing standard representations and warranties as of the May 2006 original maturity date. The Company currently anticipates it will be able to provide the required representations and warranties and the agreement will be extended.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the above facility, the Company has an additional unsecured line of credit totaling $20 million. There were no outstanding borrowings against the unsecured line of credit at August 31, 2004. The committed bank credit facilities and other borrowings contain financial covenants, including covenants related to net worth, interest coverage and leverage. The Company was in compliance with these covenants at August 31, 2004.

Payments on long-term debt during the next five fiscal years and thereafter are as follows (in thousands):

      YEAR                        AMOUNT
      ----                       --------
      2005                       $    225
      2006                         60,071
      2007                             30
      2008                             --
      2009                             --
      Thereafter                    7,700
                                 --------
                                 $ 68,026
                                 ========


NOTE 7 - ENVIRONMENTAL LIABILITIES AND OTHER CONTINGENCIES:

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

While the cost of the investigations associated with these properties and the cost of employment of source control BMPs are not expected to be material at August 31, 2004, however $0.3 million has been accrued for studies related to

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the pending six mile Portland Working Harbor Willamette River sediment Superfund site. No estimate is currently possible and none has been made as to the cost of remediation for the Portland Harbor or the Company's adjacent properties.

MANUFACTURING MANAGEMENT, INC.
In 1994, Manufacturing Management, Inc. (MMI) recorded a reserve for the estimated cost to cure certain environmental liabilities. This reserve was carried over to the Company's financial statements when MMI was acquired in 1995, and at August 31, 2004, aggregated $15.1 million.

General Metals of Tacoma (GMT), a subsidiary of MMI, owns and operates a metals recycling facility located in the State of Washington on the Hylebos Waterway, a part of Commencement Bay, which is the subject of an ongoing remediation project by the United States Environmental Protection Agency (EPA) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). GMT and more than 60 other parties were named potentially responsible parties
(PRPs) for the investigation and clean-up of contaminated sediment along the Hylebos Waterway. On March 25, 2002, EPA issued Unilateral Administrative Orders
(UAOs) to GMT and another party (Other Party) to proceed with Remedial Design and Remedial Action (RD/RA) for the head of the Hylebos and to two other parties to proceed with the RD/RA for the balance of the waterway. The issuance of the UAOs did not require the Company to change its previously recorded estimate of environmental liabilities for this site. The UOA for the head of the Hylebos Waterway was converted to a voluntary consent decree in May 2004, pursuant to which GMT and the Other Party agreed to remediate the head of the Hylebos Waterway. The consent decree was finalized and entered by the court in September 2004, at which time approximately $7.0 million in settlement funds previously collected by the EPA from other PRPs became available for reimbursement of remediation costs incurred by GMT and the Other Party. As of May 31, 2004, the Company recorded $3.5 million in other current assets representing the Company's share of the expected EPA reimbursements and, because the expectation of contributions from other PRPs in this amount had previously been taken into account as a reduction in the Company's reserve for environmental liabilities, the Company also recorded a $3.5 million increase in environmental liabilities.

There are two phases to the Clean-up of the Hylebos Waterway. The first phase was the intertidal and bank remediation, which was conducted in 2003 and early 2004. The second phase is dredging in the Head of Hylebos Waterway, which began on July 15, 2004. Approximately 117,500 cubic yards of an estimated 310,000 cubic yards total have been removed as of October 30, 2004. Dredging and other in-water work is scheduled to be completed during fiscal 2005.

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

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PROLER
In 1996, prior to the Company's acquisition of Proler International Corp. (Proler), Proler recorded a liability for the probable costs to remediate its wholly-owned properties. The Company carried over the aggregate reserve to its financial statements upon acquiring Proler, and $3.4 million remained outstanding on August 31, 2004.

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

OTHER CONTINGENCIES
The Company and Hugo Neu Corporation ("HNC") are the 50% members of Hugo Neu Schnitzer Global Trade, LLC ("HNSGT"), a joint venture engaged in global brokering of recycled metals. HNC manages the day-to-day activities of HNSGT. In January 2004, HNC advised the Company that it would charge HNSGT a 1% commission on HNSGT's recycled metal sales, and began deducting those commissions. While some reasonable reimbursement of HNC's costs may be appropriate, the Company has responded that the 1% commission is excessive and that HNC has no authority to unilaterally impose such commissions on HNSGT. The Company has not yet commenced litigation in this dispute. For fiscal 2004, the Company estimated that its 50% share of the disputed commissions totaled $2.5 million. In recording operating income from joint ventures, the Company has excluded from joint venture expenses the excess of these disputed commissions over the Company's estimate of reasonable reimbursements.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Until recently, the Company had a practice of paying commissions to the purchasing managers of customers in connection with export sales of recycled ferrous metals to the Far East. The Company was recently advised that this practice may raise questions of possible violations of U.S. and foreign laws, and the practice was stopped. Thereafter, the Audit Committee was advised and conducted a preliminary compliance review. On November 18, 2004, on the recommendation of the Audit Committee, the Board of Directors authorized the Audit Committee to engage independent counsel and conduct a thorough, independent investigation and directed that the existence and the results of the investigation be voluntarily reported to the U.S. Department of Justice and the Securities and Exchange Commission, and that the Company cooperate fully with those agencies. The investigation is not expected to affect the Company's previously reported financial results, including those reported in these consolidated financial statements. The Company cannot predict the results of the investigation or whether the Company or any of its employees will be subject to any penalties or other remedial actions following completion of the investigation.

NOTE 8 - INCOME TAXES:

The provision (benefit) for income taxes is as follows (in thousands):

                                                   YEAR ENDED AUGUST 31,
                                          -------------------------------------
                                             2004          2003         2002
                                          ----------    ----------   ----------
Current:
      Federal                             $   50,231    $   13,363   $      508
      State                                    5,322         3,011          686
      Foreign                                    586            --           --
Deferred:
      Federal                                 (5,865)        1,051        1,436
      State                                      395           521       (1,536)
                                          ----------    ----------   ----------
Income Tax Provision                      $   50,669    $   17,946   $    1,094
                                          ==========    ==========   ==========


Deferred tax assets and liabilities are as follows (in thousands):

                                                                AUGUST 31,
                                                        -----------------------
                                                           2004         2003
                                                        ----------   ----------
Current deferred tax assets (liabilities)
   California Enterprise Zone credit carryforward       $      700   $      200
   AMT carryforward                                             --          374
   Segment held for sale                                        --         (176)
   Inventory valuation methods                               3,359        2,897
   Employee benefit accruals                                 1,052          906
   State income tax and other                                  272          323
                                                        ----------   ----------
       Net current deferred tax assets                  $    5,383   $    4,524
                                                        ==========   ==========

Non-current deferred tax assets (liabilities)
   California Enterprise Zone credit carryforward       $      550   $    1,500
   Accelerated depreciation and basis differences          (40,548)     (44,409)
   AMT carryforward                                            742           --
   Environmental liabilities                                 8,599        8,711
   Net operating loss carryforwards and credits              4,569        6,090
   Other                                                     1,204        1,105
                                                        ----------   ----------
                                                           (24,884)     (27,003)
   Deferred tax asset valuation allowance                       --       (6,090)
                                                        ----------   ----------
       Net non-current deferred tax liabilities         $  (24,884)  $  (33,093)
                                                        ==========   ==========

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reasons for the difference between the effective income tax rate and the statutory federal income tax rate are as follows:

                                                   YEAR ENDED AUGUST 31,
                                            ----------------------------------
                                              2004         2003         2002
                                            --------     --------     --------
Federal statutory rate                            35%          35%          34%
Extraterritorial Income Exclusion                 (3)         (11)          (7)
State taxes, net of credit                         2            5           11
State taxes, California Enterprise
   Zone Credit                                    --           --          (22)
Proler NOLs                                       (4)          (1)         (10)
Amortization of goodwill                          --           --           11
Other                                              1           (1)          (3)
                                            --------     --------     --------
      Effective tax rate                          31%          27%          14%
                                            ========     ========     ========


The Company's effective tax rate of 31% for fiscal 2004 is lower than the 35% federal statutory tax rate for two primary reasons. First, the Company continues to benefit from federal tax law's Extraterritorial Income Exclusion (ETI), which has the effect of taxing export sales at a lesser rate than comparable domestic sales. The estimated ETI benefit for the year ended August 31, 2004 was approximately 3%. Secondly, the reduced tax rate benefited from the release of NOL valuation reserves. As part of the 1996 acquisition of Proler International, Inc., the Company succeeded to federal income tax Net Operating Loss ("NOLs") and minimum tax credit carryforwards. In accordance with generally accepted accounting principles (GAAP), valuation reserves were then established against the NOLs and credits because management was uncertain whether the Company's future taxable income and tax would be sufficient to use them. Part of the uncertainty regarding use of the NOLs stemmed from two Federal tax law constraints, one limiting their use to $2.4 million a year and the other requiring that they be used by 2011. Management would assess the continuing need for the valuation reserves each fiscal year, and would release them only to the extent that the uncertainty regarding their use was judged to be mitigated. In each of fiscal years 2003 and 2002, management released valuation reserves of $0.8 million.

During fiscal 2004, however, management released the remaining $6.1 million balance in the reserves because it determined that it was more likely than not that future taxable income and tax would be sufficient to absorb the remaining NOLs of $15.3 million and the credits of $0.7 million. This determination was based upon a number of factors including profitability trends, industry fundamentals and recent profitable acquisitions. The reversal had no effect on cash flows, as those are only affected by the present and future use of the NOLs against taxable income and the credits against tax.

The effective tax rates for fiscal 2004 and 2003 are higher than that for fiscal 2002 because the Company qualified for $2.1 million of California Enterprise Zone credits in fiscal 2002. These credits can be used to offset California state income taxes to the extent that each corporation in the consolidated group has a California franchise (income) tax liability on taxable income apportionable to each zone. Any credits in excess of the tax liability can be carried forward indefinitely. The Company has qualified for additional minor amounts of these credits in fiscal 2004 and 2003.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS:

Certain shareholders of the Company own significant interest in, or are related to owners of, the entities discussed below. As such, these entities are considered related parties for financial reporting purposes.

TRANSACTIONS AFFECTING COST OF GOODS SOLD
Historically, the Company chartered vessels from related companies at market rates to transport recycled metal to foreign markets. The number of vessels chartered varied from year to year depending on the availability of their vessels. In December 2003, the related party exited the shipping business and consequently this relationship ended. No charter fees were paid to the related party in fiscal 2004. However, charter fees paid to the related party were $1.9 million and $9.8 million for fiscal 2003 and 2002, respectively.

A primary reason for entering into a number of the Company's joint ventures was to secure the supply of recyclable metal for the Metals Recycling Business. The Company purchased recycled metals from its joint venture operations at prices that approximate market. Purchases from these joint ventures totaled $9.7 million, $5.0 million and $10.4 million in 2004, 2003 and 2002, respectively.

The Company leases certain land and buildings from Schnitzer Investment Corp. ("Landlord"), a related real estate company, under operating leases. The following table summarizes the lease terms, annual rents and future minimum rents (in thousands):

                                                     LEASE            CURRENT
      LOCATION:                                   EXPIRATIONS       ANNUAL RENT
      ---------                                   -----------       -----------
      Metals Recycling Business:
        Portland facility and marine terminal        2063             $ 1,834
      Administrative offices                         2014                 381


                                                    MINIMUM
      YEAR                                           RENTS
      ----                                         --------
      2005                                         $  2,147
      2006                                            2,225
      2007                                            2,235
      2008                                            2,245
      2009                                            2,255
      Thereafter                                   $100,834


Rent expense was $2.2 million, $2.1 million, and $1.9 million, for 2004, 2003 and 2002, respectively.

In accordance with a lease agreement dated September 1988, the rent for the Metals Recycling Business's Portland facility was adjusted in 2003 and will be adjusted every 15 years thereafter to market rates, but only if such adjustment results in an increase in rent. In 2008, and every five years thereafter, except in the year of a market rate adjustment, the rent will be adjusted based on the Consumer and Producer Price Indices.

TRANSACTIONS AFFECTING SELLING AND ADMINISTRATIVE EXPENSES
The Company performs some administrative services and provides operation and maintenance of management information systems for certain related parties. These services are charged to the related parties based upon cost plus a 15% margin for overhead and profit. These administrative charges totaled $0.6 million, $0.9 million, and $1.0 million in 2004, 2003 and 2002, respectively.

TRANSACTIONS AFFECTING OTHER INCOME (EXPENSE)
Included in other assets are $1.0 million and $1.1 million of notes receivable from joint venture businesses at August 31, 2004 and 2003, respectively.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - EMPLOYEE BENEFITS:

Primary actuarial assumptions are determined as follows:

      o The expected long-term rate of return on plan assets is based on our estimate of long-term returns for equities and fixed income securities weighted by the allocation of assets in the plans. The rate is impacted by changes in general market conditions, but because it represents a long-term rate, it is not significantly impacted by short-term market swings. Changes in the allocation of plan assets would also impact this rate.
      o The assumed discount rate is used to discount future benefit obligations back to today's dollars. The U.S. discount rate is as of the measurement date, August 31. This rate is sensitive to changes in interest rates. A decrease in the discount rate would increase our obligation and expense.
      o The expected rate of compensation increase is used to develop benefit obligations using projected pay at retirement. This rate represents average long-term salary increases and is influenced by our compensation policies. An increase in this rate would increase our obligation and expense.


DEFINED BENEFIT PENSION PLANS
For certain nonunion employees, the Company maintains a defined benefit pension plan. The asset value of the plan is based on the market value which represents its fair value. The following table sets forth the change in benefit obligation, change in plan assets and funded status at August 31:


($ IN THOUSANDS)                                           2004         2003
                                                        ----------   ----------
Change in benefit obligation:
   Benefit obligation at beginning of year              $    9,580   $    7,662
   Service cost                                                936          792
   Interest cost                                               607          549
   Actuarial loss                                              548        1,053
   Transfers                                                   447           --
   Benefits paid                                              (779)        (475)
                                                        ----------   ----------
   Benefit obligation at end of year                    $   11,339   $    9,581
                                                        ==========   ==========

Change in plan assets:
   Fair value of plan assets at beginning of year       $    8,387   $    6,656
   Actual return on plan assets                                717          514
   Employer contribution                                     1,228        1,690
   Transfers                                                   447            2
   Benefits paid                                              (779)        (475)
                                                        ----------   ----------
   Fair value of plan assets at end of year             $   10,000   $    8,387
                                                        ==========   ==========

Funded status:
   Plan assets less than benefit obligation             $   (1,339)  $   (1,193)
   Unrecognized actuarial loss                               3,893        3,543
   Unrecognized prior service cost                              41           45
                                                        ----------   ----------
   Net amount recognized                                $    2,595   $    2,395
                                                        ==========   ==========

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Components of net periodic pension benefit cost at August 31:

   ($ IN THOUSANDS)                                        2004         2003
                                                        ----------   ----------
   Service cost                                         $      936   $      792
   Interest cost                                               607          549
   Expected return on plan assets                             (692)        (541)
   Amortization of past service cost                             5            4
   Recognized actuarial loss                                   172          126
                                                        ----------   ----------
   Net periodic pension benefit cost                    $    1,028   $      930
                                                        ==========   ==========


Weighted-average assumptions used to determine pension benefit obligations at August 31:

                                                           2004         2003
                                                        ----------   ----------
   Discount rate                                             6.00%        6.25%
   Rate of compensation increase                             3.00%        3.25%


Weighted-average assumptions used to determine net periodic pension benefit cost for years ended August 31:
                                                           2004         2003
                                                        ----------   ----------
   Discount rate                                             6.25%        6.30%
   Expected long-term return on plan assets                  8.00%        8.00%
   Rate of compensation increase                             3.25%        3.80%


To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. We apply our expected rate of return to a market related value of the assets which reduces the underlying variability in assets to which we apply that expected return. We amortize gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions over a period no longer than the average future service of employees.

PLAN ASSET ALLOCATIONS. The Company's asset allocation for its pension plan is based on the primary goal of maximizing investment returns over the long-term. At the same time the Company has invested in a diversified portfolio so as to provide a balance of returns and risk. In an effort to quantify this allocation, the Company has established a target guideline to be used in determining the investment mix.

The table below shows the Company's target allocation range along with the actual allocations at August 31:

                                  TARGET         ACTUAL 2004       ACTUAL 2003
                                 --------        -----------       -----------
      Equity                      75-100%            61%               59%
      Fixed Income                  0-25%            39%               41%
                                                 -----------       -----------
      Total                                         100%              100%


CONTRIBUTIONS. The Company expects to contribute $1.1 million to its defined benefit pension plan in fiscal 2005.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ESTIMATED FUTURE BENEFIT PAYMENTS. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                 BENEFITS
                                 --------
      2005                       $    496
      2006                            402
      2007                            284
      2008                          1,245
      2009                          1,059
      2010-2013                  $  7,936


DEFINED CONTRIBUTION PLANS
The Company has several defined contribution plans covering nonunion employees. The pension cost related to these plans totaled $1.4 million, $1.2 million and $1.1 million for fiscal 2004, 2003 and 2002, respectively.

MULTIEMPLOYER PENSION PLANS
In accordance with collective bargaining agreements, the Company contributed to multiemployer pension plans $3.1 million, $2.5 million, and $2.3 million in fiscal 2004, 2003 and 2002, respectively. The Company is not the sponsor or administrator of these multiemployer plans. Contributions were determined in accordance with provisions of negotiated labor contracts. The Company is unable to determine its relative portion of or estimate its future liability under the plans.

The Company learned during the fourth quarter of 2004 that one of the multiemployer plans would not meet ERISA minimum funding standards for the plan year ending September 30, 2004. The trustees of that plan have applied to the Internal Revenue Service for certain relief from this minimum funding standard, but cannot determine whether this relief will be granted. Absent relief, the plan's contributing employers will be required to make additional contributions or pay excise tax that may equal or exceed the full amount of that deficiency. The Company estimates its share of the required additional contribution for the 2004 plan year is approximately $1.1 million and has accrued for such amount in fiscal 2004.

OTHER BENEFITS
The Company has adopted a nonqualified supplemental retirement plan for certain executives. A restricted trust fund has been established and invested in life insurance policies which can be used for plan benefits, but are subject to claims of general creditors. The trust fund and deferred compensation expense are classified as other assets. The status of this plan is summarized as follows as of August 31, (in thousands):
                                                 2004                 2003
                                              ----------           ----------
   Restricted trust fund                      $    1,663           $    1,540
   Deferred compensation expense                    (278)                 374
   Long-term pension liability                     2,172                2,570
   Pension cost                                      351                  273


The trust fund assets stock market gains and losses are included in other income (expense). During fiscal 2004 and 2003, the Company recognized gains totaling $0.2 million and $0.4 million, respectively, and losses of $0.4 million during fiscal 2002.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - STOCK INCENTIVE PLAN:

The Company has adopted a stock incentive plan for employees, consultants and directors of the Company. The plan covers 7,200,000 shares of Class A common stock. All options have a ten-year term and, except for options granted in fiscal 2001, become exercisable for 20% of the shares covered by the option on each of the first five anniversaries of the grant. The options granted in fiscal 2001 become exercisable as follows: 33% after one year from the date of grant, 66% after two years from the date of grant, and 100% after two and one-half years from the date of grant. The vesting periods for these options varied from the standard because the Company granted them to certain employees in lieu of annual salary revisions.

Pro forma information for fiscal years 2004, 2003 and 2002 regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The per share weighted average grant date fair value for these awards, as determined by applying the Black-Scholes option pricing model, was $12.66, $7.82 and $6.36 during the years ended August 31, 2004, 2003 and 2002, respectively, using the following assumptions:

                                                       YEAR ENDED AUGUST 31,
                                                 -------------------------------
                                                    2004       2003       2002
                                                 ---------  ---------  ---------

   Risk-free interest rate                          3.8%       3.7%       4.7%
   Dividend yield                                   1.0%       1.0%       1.0%
   Weighted average expected life of options     7.0 Years  7.0 Years  7.0 Years
   Volatility                                       .43        .35        .40


Had compensation expense for the Company's stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology allowed by SFAS No. 123, as amended by SFAS No. 148, the Company's net income and net income per share would have been as follows (in thousands, except earnings per share):
                                                  YEAR ENDED AUGUST 31,
                                         --------------------------------------
                                            2004          2003          2002
                                         ----------    ----------    ----------
Reported net income                      $  111,181    $   43,201    $    6,553
Stock compensation expense, net of tax         (371)         (830)         (786)
                                         ----------    ----------    ----------
Pro forma net income                     $  110,810    $   42,371    $    5,767
                                         ==========    ==========    ==========

Reported basic net income per share      $     3.71    $     1.55    $     0.24
Pro forma basic net income per share     $     3.70    $     1.51    $     0.21

Reported diluted  net income per share   $     3.58    $     1.47    $     0.23
Pro forma diluted net income per share   $     3.57    $     1.44    $     0.20

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company's stock option activity and related information is as follows (in thousands, except per share amounts):

                                                        YEAR ENDED AUGUST 31,
                                --------------------------------------------------------------------
                                        2004                    2003                    2002
                                --------------------    --------------------    --------------------
                                            Weighted                Weighted                Weighted
                                             Average                 Average                 Average
                                            Exercise                Exercise                Exercise
                                 Options      Price      Options      Price      Options      Price
                                --------    --------    --------    --------    --------    --------
Outstanding-beginning of year      2,183    $  15.66       3,216    $  13.28       3,381    $  12.90
Options granted                       68    $  28.03         596    $  19.52         177    $  15.02
Options exercised                 (1,031)   $   6.54      (1,593)   $  12.33        (312)   $  10.23
Options canceled                    (105)   $   5.25         (36)   $  12.92         (30)   $  13.02
                                --------                --------                --------
Outstanding - end of year          1,115    $   8.80       2,183    $  15.66       3,216    $  13.28
                                ========                ========                ========
Exercisable at end of year           393    $   7.23         954    $  16.01       2,196    $  14.07
                                ========                ========                ========


The following table summarizes information about options outstanding as of August 31, 2004:

                          OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
--------------------------------------------------------------------------    -------------------------------
   NUMBER        RANGE OF       WEIGHTED AVERAGE      WEIGHTED AVERAGE          NUMBER       WEIGHTED AVERAGE
OUTSTANDING   EXERCISE PRICES    EXERCISE PRICE    REMAINING LIFE IN YEARS    EXERCISABLE     EXERCISE PRICE
-------------------------------------------------------------------------------------------------------------
    209,000    $4.50 - 4.67          $ 4.61              6.1 Years               112,000          $ 4.56
    403,000    $5.92 - 6.70          $ 6.14              7.9 Years                54,000          $ 6.30
    198,000    $8.08 - 8.98          $ 8.21              3.1 Years               194,000          $ 8.20
    237,000       $12.00             $12.00              8.8 Years                33,000          $12.00
     68,000   $27.96 - 28.10         $28.03               10 Years                     0          $ 0.00
-----------   --------------         ------             ----------               -------          ------
  1,115,000   $ 4.50 - 28.10         $ 8.80              7.0 Years               393,000          $ 7.23

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

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The Joint Venture suppliers of metals are industrial plant demolition contractors. These joint ventures dismantle industrial plants, perform environmental remediation and sell recovered metals and machinery. The Company purchases substantially all of the ferrous recycled metals generated by these joint ventures.

The information provided below is obtained from internal information that is provided to the Company's chief operating decision-maker for the purpose of corporate management. The Company does not allocate corporate interest income and expense, income taxes or other income and expenses related to corporate activity to its operating segments.

                                                   YEAR ENDED AUGUST 31,
                                          -------------------------------------
                                             2004          2003         2002
                                          ----------    ----------   ----------
Revenues from external customers
(in thousands):
   Metals Recycling Business              $  456,302    $  308,553   $  221,811
   Auto Parts Business                        81,518        65,225           --
   Steel Manufacturing Business              271,293       191,861      166,586
   Intersegment revenues                    (120,893)      (68,773)     (37,749)
                                          ----------    ----------   ----------
Consolidated revenues                     $  688,220    $  496,866   $  350,648
                                          ==========    ==========   ==========


The joint ventures' revenues from external customers are as follows (in thousands):

                                                  YEAR ENDED AUGUST 31,
                                         --------------------------------------
                                            2004          2003          2002
                                         ----------    ----------    ----------
Joint Ventures in the metals
recycling business
   Processing                            $1,038,373    $  616,958    $  480,157
   Brokering                                489,030       251,431       144,962
Joint Venture suppliers of metals            12,644         8,877        61,762
                                         ----------    ----------    ----------
                                         $1,540,047    $  877,266    $  686,881
                                         ==========    ==========    ==========

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Revenues by geographic area (in thousands):

                                                   YEAR ENDED AUGUST 31,
                                         --------------------------------------
                                            2004          2003          2002
                                         ----------    ----------    ----------
Metals Recycling Business:
   Asia                                  $  322,574    $  223,490    $  164,512
   North America                            133,728        85,063        57,299
   Sales to Steel Manufacturing Business   (112,198)      (61,052)      (37,730)
                                         ----------    ----------    ----------
   Sales to external customers              344,104       247,501       184,081

Auto Parts Business:
   North America                             81,518        65,225            --
   Sales to Metals Recycling Business        (8,695)       (7,721)           --
                                         ----------    ----------    ----------
   Sales to external customers               72,823        57,504            --

Steel Manufacturing Business:
   North America                            271,293       191,861       166,586
   Interdivision sales                           --            --           (19)
                                         ----------    ----------    ----------
   Sales to external customers              271,293       191,861       166,567
                                         ----------    ----------    ----------
Consolidated revenues                    $  688,220    $  496,866    $  350,648
                                         ==========    ==========    ==========


The Joint Ventures in the metals recycling business do not maintain revenues by geographic area and it would be impracticable to provide such disclosure. Sales by the Joint Venture suppliers of metals are all made to customers in the United States. See Note 9 regarding the Company's purchases from its joint ventures.

                                                    YEAR ENDED AUGUST 31,
                                         --------------------------------------
                                            2004          2003          2002
                                         ----------    ----------    ----------
                                                     (in thousands)
Operating income (loss):
   Metals Recycling Business             $   77,319    $   35,781    $   11,535
   Auto Parts Business                       26,804        21,968            --
   Steel Manufacturing Business              24,636        (2,522)       (5,718)
   Joint Ventures in the metals
     recycling business                      61,672        24,827        13,766
   Joint Venture suppliers of metals           (101)         (406)        5,624
   Corporate expense and eliminations       (19,950)       (8,763)       (8,282)
   Impairment and other nonrecurring
     charges                                 (3,500)       (2,100)       (7,100)
                                         ----------    ----------    ----------
   Consolidated operating income         $  166,880    $   68,785    $    9,825
                                         ==========    ==========    ==========

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


See Note 5 regarding additional discussion on impairment and other non-recurring charges. Operating income from the joint ventures represents the Company's equity in the net income of these entities.

                                                  YEAR ENDED AUGUST 31,
                                         --------------------------------------
                                            2004          2003          2002
                                         ----------    ----------    ----------
                                                     (in thousands)
Depreciation and amortization expense:
   Metals Recycling Business             $    6,532    $    6,052    $    8,903
   Auto Parts Business                        4,802         4,017            --
   Steel Manufacturing Business               8,582         8,915         9,368
   Corporate expense and eliminations           487           457           360
                                         ----------    ----------    ----------
   Consolidated depreciation and
      amortization expense               $   20,403    $   19,441    $   18,631
                                         ==========    ==========    ==========


The Company's share of depreciation and amortization expense included in the determination of the joint ventures' net income is as follows:

                                                  YEAR ENDED AUGUST 31,
                                         --------------------------------------
                                            2004          2003          2002
                                         ----------    ----------    ----------
                                                     (in thousands)
Joint Ventures in the metals recycling
  business                               $    6,724    $    6,539    $    6,542
Joint Venture suppliers of metals               260           286         1,132


The following is a summary of the Company's total assets and capital expenditures:
                                                  YEAR ENDED AUGUST 31,
                                         --------------------------------------
                                            2004          2003          2002
                                         ----------    ----------    ----------
                                                     (in thousands)
Total assets:
   Metals Recycling Business             $  157,386    $  136,137    $  119,088
   Auto Parts Business                      130,585       105,283            --
   Steel Manufacturing Business             119,653       113,384       122,036
   Investment in and advances to:
      Joint Ventures in the metals
        recycling business                  179,081       115,924        90,433
      Joint Venture suppliers of
        recycled metal                        3,764         3,124         6,006
   Corporate                                 15,504        14,042        67,443
                                         ----------    ----------    ----------
                                         $  605,973    $  487,894    $  405,006
                                         ==========    ==========    ==========

Capital expenditures:
   Metals Recycling Business             $   12,598    $   16,176    $    5,962
   Auto Parts Business                        3,822         2,932            --
   Steel Manufacturing Business               4,967         2,496         3,182
   Corporate                                    805           192           425
                                         ----------    ----------    ----------
                                         $   22,192    $   21,796    $    9,569
                                         ==========    ==========    ==========

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal years 2004 and 2003, one customer accounted for 12% and 21% of the Company's consolidated revenues, respectively. During fiscal 2002, no single customer accounted for more than 10% of consolidated revenues. Sales to foreign countries are a significant part of our business. The schedule below identifies those foreign countries in which our sales exceed 10% of consolidated revenues.

                                                  YEAR ENDED AUGUST 31,
                                         --------------------------------------
                                            2004          2003          2002
                                         ----------    ----------    ----------
Sales to China                               13%           23%           24%
Sales to South Korea                         21%           10%            9%


During fiscal 2002, one customer accounted for 11% of combined revenues for the joint ventures, while during fiscal 2004 and 2003, no single customer accounted for more than 10% of combined revenues for the joint ventures.


NOTE 13 - SUMMARIZED FINANCIAL INFORMATION OF JOINT VENTURES:

A summary of combined operations of joint ventures in which the Company is a partner is as follows:

                                           YEAR ENDED AUGUST 31,
                                         ------------------------
                                            2004          2003
                                         ----------    ----------
                                               (in thousands)

Current assets                           $  266,612    $  150,461
Non-current assets                          136,202       132,390
                                         ----------    ----------
                                         $  402,814    $  282,851
                                         ==========    ==========


Current liabilities                      $   84,385    $   87,418
Non-current liabilities                      10,838         8,917
Partners' equity                            307,591       186,516
                                         ----------    ----------
                                         $  402,814    $  282,851
                                         ==========    ==========


                                                  YEAR ENDED AUGUST 31,
                                         --------------------------------------
                                            2004          2003          2002
                                         ----------    ----------    ----------
                                                     (in thousands)

Revenues                                 $1,540,435    $  877,266    $  686,881
                                         ==========    ==========    ==========

Operating income                         $  147,405    $   52,162    $   39,833
                                         ==========    ==========    ==========

Net income before taxes                  $  131,855    $   50,464    $   39,824
                                         ==========    ==========    ==========


Advances from and to joint venture partnerships from the Company are included in non-current assets and liabilities above. Certain advances bear interest.

                        SCHNITZER STEEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                FISCAL YEAR 2004
                               -------------------------------------------------
                                  FIRST       SECOND        THIRD       FOURTH
                               ----------   ----------   ----------   ----------
Revenues                       $  128,376   $  161,603   $  193,750   $  204,491
Operating income                   18,105       24,217       67,315       57,243
Net income                         12,177       18,549       42,514       37,941
Diluted earnings per share (1) $     0.39   $     0.60   $     1.37   $     1.22



                                                FISCAL YEAR 2003
                               -------------------------------------------------
                                  FIRST       SECOND        THIRD       FOURTH
                               ----------   ----------   ----------   ----------
Revenues                       $   90,667   $  124,659   $  127,944   $  153,596
Operating income                    8,758       13,297       22,027       24,703
Net income                          2,891        8,409       15,028       16,873
Diluted earnings per share (1) $     0.10   $     0.30   $     0.52   $     0.56




(1) Diluted earnings per share have been adjusted to reflect the one-for-one share dividend which occurred on August 14, 2003 and the one-for-two stock dividend paid on March 25, 2004.

                 Schedule II - Valuation and Qualifying Accounts

               For the Years Ended August 31, 2004, 2003, and 2002
                                 (In thousands)



                COLUMN A                    COLUMN B         COLUMN C - ADDITIONS        COLUMN D       COLUMN E
--------------------------------------     ----------     -------------------------     ----------     ----------
                                           BALANCE AT     CHARGED TO     CHARGED TO                    BALANCE AT
                                           BEGINNING       COST AND         OTHER                        END OF
              DESCRIPTION                  OF PERIOD       EXPENSES       ACCOUNTS      DEDUCTIONS       PERIOD
--------------------------------------     ----------     ----------     ----------     ----------     ----------
              FISCAL 2004
              -----------
Allowance for doubtful accounts            $      712     $      354     $              $     (294)    $      772
Inventories - net realizable value              1,061          2,331                                        3,392
Deferred tax asset valuation allowance          6,090                                       (6,090)            --

              FISCAL 2003
              -----------
Allowance for doubtful accounts                 1,005             21                          (314)           712
Inventories - net realizable value              1,071            (10)                                       1,061
Deferred tax asset valuation allowance          6,928                                         (838)         6,090

              FISCAL 2002
              -----------
Allowance for doubtful accounts                   920             85                                        1,005
Inventories - net realizable value              1,338           (267)                                       1,071
Deferred tax asset valuation allowance          7,766                                         (838)         6,928

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL
                               STATEMENT SCHEDULE






  To the Board of Directors and Shareholders of Schnitzer Steel Industries, Inc.:

  Our audits of the consolidated financial statements referred to in our report dated November 23, 2004 appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



  PricewaterhouseCoopers LLP
  Portland, Oregon
  November 23, 2004

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.


ITEM 9A.    CONTROLS AND PROCEDURES


Schnitzer Steel Industries, Inc. management, under supervision of the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining disclosure controls and procedures for Schnitzer Steel Industries, Inc. and its subsidiaries. As of August 31, 2004, with the participation of the Chief Executive Officer and the Chief Financial Officer, management completed an evaluation of the Company's disclosure controls and procedures. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that all material information relating to Schnitzer Steel Industries, Inc. and its subsidiaries is made known to them by others within the organization as appropriate to allow timely decisions regarding required disclosures.

There were no changes in the Company's internal control over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.


ITEM 9B.    OTHER INFORMATION

NONE

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Item 401 of Regulation S-K regarding directors will be included under "Election of Directors" in the Company's Proxy Statement for its 2005 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to executive officers of the Company will be included under Item 4(a) of Part I of this Report. Information required by Item 405 of Regulation S-K will be included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be included under "Executive Compensation" in the Company's Proxy Statement for its 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management will be included under "Voting Securities and Principal Shareholders" in the Company's Proxy Statement for its 2005 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to securities authorized for issuance under equity compensation plans will be included under "Equity Compensation Plan Information" in the Company's Proxy Statement for its 2005 Annual Meeting of Shareholders, and is incorporated herein by reference.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included under "Certain Transactions" in the Company's Proxy Statement for its 2005 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the Company's principal accountant fees and services will be included under "Independent Auditors" in the Company's Proxy Statement for its 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

                                     PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


(a)    1.   The following financial statements are filed as part of this report:

            See Index to Consolidated Financial Statements and Schedule on page 40 of this report.

       2. The following schedule and report of independent accountants are filed as part of this report:

                                                                            Page
                                                                            ----
            Schedule II   Valuation and Qualifying Accounts                   70
            Report of Independent Accountants on Financial Statement
              Schedule                                                        71

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

            2.2 Amendment No. 1 dated November 14, 2003, to Stock and Membership Interest Purchase Agreement dated January 8, 2003, among Bob Spence, Pick and Pull Auto Dismantling, Inc., Pick-N-Pull Auto Dismantlers, Pick-N-Pull Auto Dismantlers, Stockton, LLC, Norprop, Inc. and the Company. Filed as Exhibit 2.1 to Registrant's Form 10-Q for the quarter ended November 30, 2003, and incorporated herein by reference.

            3.1 1993 Restated Articles of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, Registration No. 33-69352 (the Form S-1).

            3.2 Restated Bylaws of the Registrant. Filed as Exhibit 3.2 to Registrant's Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference.

            4.1 Credit Agreement dated May 30, 2003 between the Registrant, Bank of America, NA, and the Other Lenders Party Thereto. Filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended May 31, 2003, and incorporated herein by reference.

            9.1 Schnitzer Steel Industries Inc. 2001 Restated Voting Trust and Buy-Sell Agreement dated March 26, 2001. Filed as
                    Exhibit 9.1 to Registrant's Form 10-K for the fiscal year ended August 31, 2001 and incorporated herein by reference.

            10.1 Lease Agreement dated August 7, 2003 between Schnitzer Investment Corp. and the Registrant, relating to the corporate headquarters. Filed as Exhibit 10.1 to Registrant's Form 10-K for the year ended August 31, 2003, and incorporated herein by reference.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

            10.2 Lease Agreement dated August 7, 2003 between Schnitzer Investment Corp. and the Registrant, relating to the corporate headquarters. Filed as Exhibit 10.2 to Registrant's Form 10-K for the year ended August 31, 2003, and incorporated herein by reference.

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

            10.8 Fifth Amendment to Lease dated July 9, 2001 between Schnitzer Investment Corp. and the Registrant related to the Portland metals recycling operation. Filed as Exhibit 10.8 to Registrant's Form 10-K for the year ended August 31, 2003, and incorporated herein by reference.

            10.9 Sixth Amendment to Lease dated August 7, 2003 between Schnitzer Investment Corp. and the Registrant related to the Portland metals recycling operation. Filed as Exhibit 10.9 to Registrant's Form 10-K for the year ended August 31, 2003, and incorporated herein by reference.

            10.10 Purchase and Sale Agreement dated August 7, 2003 between Schnitzer Investment Corp. and the Registrant, relating to the Sacramento metals recycling operation's real estate. Filed as Exhibit 10.10 to Registrant's Form 10-K for the year ended August 31, 2003, and incorporated herein by reference.

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

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

            *10.13  1993 Stock Incentive Plan of the Registrant. Filed as
                    Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended February 28, 2002, and incorporated herein by reference.

            *10.14 Form of Stock Option Agreement used for option grants to employees under the 1993 Stock Incentive Plan.

            *10.15 Form of Stock Option Agreement used for option grants to non-employee directors under the 1993 Stock Incentive Plan.

            *10.16 Employment Agreement dated August 20, 2004 between Barry A. Rosen and the Registrant.

            *10.17 Supplemental Executive Retirement Bonus Plan of the Registrant. Filed as Exhibit 10.24 to Registrant's Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference.

            *10.18 Amendment to the Supplemental Executive Retirement Bonus Plan of the Registrant effective January 1, 2002. Filed as
                    Exhibit 10.25 to Registrant's Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference.

            *10.19 Schnitzer Steel Industries, Inc. Amended and Restated Economic Value Added ("EVA") Bonus Plan.

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

                                         SCHNITZER STEEL INDUSTRIES, INC.

Dated  November 24, 2004                 By:  /s/BARRY A. ROSEN
       ---------------------             ---------------------------------------
                                         Barry A. Rosen
                                         Vice President, Finance and
                                         Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant:
November 24, 2004 in the capacities indicated.


Signature                                   Title
---------                                   -----

Principal Executive Officer:



*ROBERT W. PHILIP                        Chairman, President and
-------------------------------          Chief Executive Officer
Robert W. Philip


Principal Financial Officer:



 /s/ BARRY A. ROSEN                      Vice President, Finance and
-------------------------------           Chief Financial Officer
Barry A. Rosen



Principal Accounting Officer:



/s/ KELLY E. LANG                        Vice President, Corporate Controller
-------------------------------
Kelly E. Lang

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

Directors:


*ROBERT S. BALL                          Director
-------------------------------
Robert S. Ball


*WILLIAM S. FURMAN                       Director
-------------------------------
William S. Furman


*CAROL S. LEWIS                          Director
-------------------------------
Carol S. Lewis


*SCOTT LEWIS                             Director
-------------------------------
Scott Lewis


*KENNETH M. NOVACK                       Director
-------------------------------
Kenneth M. Novack


*JEAN S. REYNOLDS                        Director
-------------------------------
Jean S. Reynolds


*DORI SCHNITZER                          Director
-------------------------------
Dori Schnitzer


*GARY SCHNITZER                          Director
-------------------------------
Gary Schnitzer


*RALPH R. SHAW                           Director
-------------------------------
Ralph R. Shaw


*By:  /s/ BARRY A. ROSEN
-------------------------------
Attorney-in-fact, Barry A. Rosen

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

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

2.2 Amendment No. 1 dated November 14, 2003, to Stock and Membership Interest Purchase Agreement dated January 8, 2003, among Bob Spence, Pick and Pull Auto Dismantling, Inc., Pick-N-Pull Auto Dismantlers, Pick-N-Pull Auto Dismantlers, Stockton, LLC, Norprop, Inc. and the Company. Filed as Exhibit 2.1 to Registrant's Form 10-Q for the quarter ended November 30, 2003, and incorporated herein by reference.

3.1 1993 Restated Articles of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, Registration No. 33-69352 (the Form S-1).

3.2 Restated Bylaws of the Registrant. Filed as Exhibit 3.2 to Registrant's Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference.

4.1 Credit Agreement dated May 30, 2003 between the Registrant, Bank of America, NA, and the Other Lenders Party Thereto. Filed as Exhibit
          10.1 to Registrant's Form 10-Q for the quarter ended May 31, 2003, and incorporated herein by reference.

9.1 Schnitzer Steel Industries, Inc. 2001 Restated Voting Trust and Buy-Sell Agreement dated March 26, 2001. Filed as Exhibit 9.1 To Registrants Form 10-K for the rascal year ended August 31, 2001, and incorporated herein by reference.

10.1 Lease Agreement dated August 7, 2003 between Schnitzer Investment Corp. and the Registrant, relating to the corporate headquarters. Filed as Exhibit 10.1 to Registrant's Form 10-K for the year ended August 31, 2003, and incorporated herein by reference.

10.2 Lease Agreement dated August 7, 2003 between Schnitzer Investment Corp. and the Registrant, relating to the corporate headquarters. Filed as Exhibit 10.2 to Registrant's Form 10-K for the year ended August 31, 2003, and incorporated herein by reference.

10.3 Lease Agreement dated September 1, 1988 between Schnitzer Investment Corp. and the Registrant, as amended, relating to the Portland metals recycling operation. Incorporated by reference to Exhibit 10.3 to the Form S-1.

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

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

10.8 Fifth Amendment to Lease dated July 9, 2001 between Schnitzer Investment Corp. and the Registrant related to Portland metals recycling operation. Filed as Exhibit 10.8 to Registrant's Form 10-K for the year ended August 31, 2003, and incorporated herein by reference.

10.9 Sixth Amendment to Lease dated August 7, 2003 between Schnitzer Investment Corp. and the Registrant related to Portland metals recycling operation. Filed as Exhibit 10.9 to Registrant's Form 10-K for the year ended August 31, 2003, and incorporated herein by reference.

10.10 Purchase and Sale Agreement dated August 7, 2003 between Schnitzer Investment Corp. and the Registrant, relating to the Sacramento metals recycling operation's real estate. Filed as Exhibit 10.10 to Registrant's Form 10-K for the year ended August 31, 2003, and incorporated herein by reference.

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

                        SCHNITZER STEEL INDUSTRIES, INC.
                                    FORM 10-K

*10.14 Form of Stock Option Agreement used for option grants to employees under the 1993 Stock Incentive Plan.

*10.15 Form of Stock Option Agreement used for option grants to non-employee directors under the 1993 Stock Incentive Plan.

*10.16 Employment Agreement dated August 20, 2004 between Barry A. Rosen and the Registrant.

*10.17 Supplemental Executive Retirement Bonus Plan of the Registrant. Filed as Exhibit 10.24 to Registrant's Form 10-K for fiscal year ended August 31, 2001, and incorporated herein by reference.

*10.18 Amendment to the Supplemental Executive Retirement Bonus Plan of the Registrant effective January 1, 2002. Filed as Exhibit 10.25 to Registrant's Form 10-K for fiscal year ended August 31, 2001, and incorporated herein by reference.

*10.19 Schnitzer Steel Industries, Inc. Amended and Restated Economic Value Added ("EVA") Bonus Plan.

21.1      Subsidiaries of Registrant.

23.1      Consent of Independent Accountants.

24.1      Powers of Attorney.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.