Form 10-K/A
period 2004-08-31
SCHNITZER STEEL INDUSTRIES INC
filed 2005-01-05
CIK 912603

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended August 31, 2004

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from ________ to ________

                         Commission File Number 0-22496

                        SCHNITZER STEEL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


              OREGON                                            93-0341923
     ------------------------                                ----------------
     (State of Incorporation)                                (I.R.S. Employer
                                                            Identification No.)

3200 N.W. YEON AVE., P.O. BOX 10047
           PORTLAND, OR                                         97296-0047
----------------------------------------                        ----------
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

                                EXPLANATORY NOTE

This Form 10-K/A Amendment No. 1 is filed solely for the purpose of including three exhibits that were inadvertently omitted from the original Form 10-K filing.


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

        *10.19 Schnitzer Steel Industries, Inc. Amended and Restated Economic
               Value Added ("EVA") Bonus Plan. Filed with Registrant's original fiscal 2004 Form 10-K on November 30, 2004.

          21.1 Subsidiaries of Registrant. Filed with Registrant's original fiscal 2004 Form 10-K on November 30, 2004.

          23.1 Consent of Independent Accountants. Filed with Registrant's original fiscal 2004 Form 10-K on November 30, 2004.

          24.1 Powers of Attorney. Filed with Registrant's original fiscal 2004 Form 10-K on November 30, 2004.

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



                                          SCHNITZER STEEL INDUSTRIES, INC.

Dated: January 5, 2005                    By: /s/BARRY A. ROSEN
       ------------------                     ---------------------------------
                                              Barry A. Rosen
                                              Vice President, Finance and
                                              Chief Financial Officer