Form 10-Q
period 2004-11-30
SCHNITZER STEEL INDUSTRIES INC
filed 2005-01-10
CIK 912603

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2004 or


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

The Registrant had 22,409,911 shares of Class A Common Stock, par value of $1.00 per share, and 8,012,366 shares of Class B Common Stock, par value of $1.00 per share, outstanding at December 31, 2004.

================================================================================

                                      INDEX
                                      -----



                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Consolidated Balance Sheets at November 30, 2004
    and August 31, 2004......................................................  3

Consolidated Statement of Operations for the
    Three Months Ended November 30, 2004 and 2003............................  4

Consolidated Statement of Shareholders' Equity for the
    Year Ended August 31, 2004 and the Three Months
    Ended November 30, 2004..................................................  5

Consolidated Statement of Cash Flows for the
    Three Months Ended November 30, 2004 and 2003............................  6

Notes to Consolidated Financial Statements...................................  7

Management's Discussion and Analysis of Financial
    Condition and Results of Operations...................................... 16

Quantitative and Qualitative Disclosures about Market Risk................... 28

Controls and Procedures...................................................... 28




PART II.  OTHER INFORMATION

Legal Proceedings ........................................................... 29

Other Information............................................................ 29

Exhibits..................................................................... 29


SIGNATURE PAGE............................................................... 31

                        SCHNITZER STEEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)
                                   (Unaudited)


                                                                        NOV. 30, 2004   AUG. 31, 2004
                                                                        ------------    ------------
                                         ASSETS
                                         ------
Current Assets:
     Cash                                                               $     23,955    $     11,307
     Accounts receivable, less allowance for
        doubtful accounts of $785 and $772                                    29,211          43,179
     Accounts receivable from related parties                                    261             265
     Inventories (Note 2)                                                     92,754          80,167
     Deferred income taxes                                                     5,383           5,383
     Prepaid expenses and other                                                6,967           6,859
                                                                        ------------    ------------
            Total current assets                                             158,531         147,160

Net property, plant and equipment                                            140,828         138,438

Other assets:
     Investment in and advances to joint venture partnerships                182,631         182,845
     Notes receivable, less current portion                                    1,489           1,337
     Goodwill                                                                131,178         131,178
     Intangibles and other                                                     4,666           5,015
                                                                        ------------    ------------
                                                                        $    619,323    $    605,973
                                                                        ============    ============


                            LIABILITIES AND SHAREHOLDERS' EQUITY
                            ------------------------------------
Current liabilities:
     Current portion of long-term debt                                  $        202    $        225
     Accounts payable                                                         30,719          31,881
     Accrued payroll liabilities                                              14,140          20,183
     Current portion of environmental liabilities                              5,941           9,373
     Accrued income taxes                                                      1,227           4,954
     Other accrued liabilities                                                 8,925           7,450
                                                                        ------------    ------------
            Total current liabilities                                         61,154          74,066

Deferred income taxes                                                         24,884          24,884

Long-term debt, less current portion                                          50,277          67,801

Environmental liabilities, net of current portion                             12,402          12,126

Other long-term liabilities                                                    2,340           2,295

Minority interests                                                             5,669           5,921

Commitments and contingencies                                                     --              --

Shareholders' equity:
     Preferred stock--20,000 shares authorized, none issued                       --              --
     Class A common stock--75,000 shares $1 par value
         authorized, 22,400 and 22,022 shares issued and outstanding          22,400          22,022
     Class B common stock--25,000 shares $1 par value
         authorized, 8,013 and 8,306 shares issued and outstanding             8,013           8,306
     Additional paid-in capital                                              111,274         110,177
     Retained earnings                                                       320,795         278,374
  Accumulated other comprehensive income:
     Foreign currency translation adjustment                                     115               1
                                                                        ------------    ------------
            Total shareholders' equity                                       462,597         418,880
                                                                        ------------    ------------
                                                                        $    619,323    $    605,973
                                                                        ============    ============

              The accompanying notes to the unaudited consolidated financial statements are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                          FOR THE THREE MONTHS ENDED NOVEMBER 30,
                                          --------------------------------------
                                              2004                      2003
                                          ------------              ------------
Revenues                                  $    198,961              $    128,376

Operating Expenses:
     Cost of goods sold                        139,455                   106,698
     Selling                                     1,282                     1,278
     General and administrative                 11,084                     8,232
                                          ------------              ------------

Income from wholly-owned operations             47,140                    12,168

Operating income from joint ventures            20,464                     5,937
                                          ------------              ------------

Operating income                                67,604                    18,105

Other income (expense):
     Interest expense                             (284)                     (440)
     Other income (expense)                       (446)                      204
                                          ------------              ------------

                                                  (730)                     (236)
                                          ------------              ------------

Income before income tax                        66,874                    17,869

Income tax provision                           (23,272)                   (5,182)
                                          ------------              ------------

Income before minority interests                43,602                    12,687

Minority interests, net of tax                    (666)                     (510)
                                          ------------              ------------

Net income                                $     42,936              $     12,177
                                          ============              ============


Net income per share - basic:             $       1.41              $       0.41
                                          ============              ============

Net income per share - diluted:           $       1.38              $       0.39
                                          ============              ============


              The accompanying notes to the unaudited consolidated financial statements are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)




                                       CLASS A                   CLASS B                                   ACCUMULATED
                                     COMMON STOCK             COMMON STOCK         ADDITIONAL                 OTHER
                                ----------------------   ----------------------     PAID-IN     RETAINED   COMPREHENSIVE
                                  SHARES      AMOUNT       SHARES      AMOUNT       CAPITAL     EARNINGS      INCOME        TOTAL
                                ----------  ----------   ----------  ----------   ----------   ----------   ----------   ----------
Balance at August 31, 2003          12,445  $   12,445        7,061  $    7,061   $  104,249   $  179,242   $            $  302,997

Net income                                                                                        111,181                   111,181
Foreign currency translation
  adjustment                                                                                                         1            1
                                                                                                                         ----------
                                                                                                                            111,182
Class B common stock converted
   to Class A common stock           1,743       1,743       (1,743)     (1,743)                                                 --
Class A common stock issued            802         802                                 5,928                                  6,730
Stock dividend                       7,032       7,032        2,988       2,988                   (10,020)                       --
Cash dividends paid - common
  ($0.068 per share)                                                                               (2,029)                   (2,029)
                                ----------  ----------   ----------  ----------   ----------   ----------   ----------   ----------

Balance at August 31, 2004          22,022      22,022        8,306       8,306      110,177      278,374            1      418,880

Net income                                                                                         42,936                    42,936
Foreign currency translation
  adjustment                                                                                                       114          114
                                                                                                                         ----------
                                                                                                                             43,050
Class B common stock converted
   to Class A common stock             293         293         (293)       (293)                                                 --
Class A common stock issued             85          85                                 1,097                                  1,182

Cash dividends paid - common
  ($0.017 per share)                                                                                 (515)                     (515)
                                ----------  ----------   ----------  ----------   ----------   ----------   ----------   ----------

Balance at November 30, 2004        22,400  $   22,400        8,013  $    8,013   $  111,274   $  320,795   $      115   $  462,597
                                ==========  ==========   ==========  ==========   ==========   ==========   ==========   ==========






              The accompanying notes to the unaudited consolidated financial statements are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                          FOR THE THREE MONTHS ENDED NOVEMBER 30,
                                          --------------------------------------
                                              2004                      2003
                                          ------------              ------------
Operations:
Net income                                $     42,936              $     12,177
Noncash items included in income:
   Depreciation and amortization                 5,050                     5,050
   Minority interests                            1,021                       718
   Equity in income of joint ventures          (20,464)                   (5,937)
   Deferred income tax                              --                    (5,400)
   Gain on disposal of assets                     (127)                     (341)
Cash provided (used) by changes in
working capital:
   Accounts receivable                          13,972                    16,774
   Inventories                                 (12,587)                   (6,245)
   Prepaid expenses and other                     (108)                     (123)
   Accounts payable                             (1,162)                   (2,251)
   Accrued liabilities                          (8,295)                   (2,198)
   Environmental liabilities                    (3,156)                     (803)
   Other assets and liabilities                    212                       973
                                          ------------              ------------

Net cash provided by operations                 17,292                    12,394
                                          ------------              ------------

Investing:
Capital expenditures                            (7,531)                   (6,209)
Investment in subsidiaries                          --                    (4,695)
Cash received from joint ventures               20,955                        42
Cash paid to joint ventures                       (313)                     (433)
Proceeds from sale of assets                       398                       395
                                          ------------              ------------

Net cash provided (used) by investments         13,509                   (10,900)
                                          ------------              ------------

Financing:
Issuance of Class A common stock                 1,182                     4,796
Distributions to minority interests             (1,273)                     (440)
Dividends declared and paid                       (515)                     (500)
Decrease in long-term debt                     (17,547)                   (2,047)
                                          ------------              ------------

Net cash (used) provided by financing          (18,153)                    1,809
                                          ------------              ------------

Net increase in cash                            12,648                     3,303

Cash at beginning of period                     11,307                     1,687
                                          ------------              ------------

Cash at end of period                     $     23,955              $      4,990
                                          ============              ============


              The accompanying notes to the unaudited consolidated financial statements are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2004 AND 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION
---------------------
The accompanying unaudited condensed interim financial statements of Schnitzer Steel Industries, Inc. (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, management suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the fiscal year ended August 31, 2004. The results for the three months ended November 30, 2004 and 2003 are not necessarily indicative of the results of operations for the entire year.

RECLASSIFICATIONS
-----------------
Certain prior year amounts have been reclassified to conform to the current year presentation. These changes had no impact on previously reported results of operations or shareholder's equity.

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

The following represents reconciliation from basic EPS to diluted EPS (in thousands, except per share amounts):

                                                   FOR THE THREE MONTHS ENDED
                                                          NOVEMBER 30,
                                                   ---------------------------
                                                       2004           2003
                                                   ------------   ------------
Net income                                         $     42,936   $     12,177
                                                   ============   ============
Computation of shares (1):
    Average common shares outstanding                    30,350         29,582
    Stock options                                           793          1,365
                                                   ------------   ------------
    Diluted average common shares outstanding            31,143         30,947
                                                   ============   ============

    Basic net income per share                     $       1.41   $       0.41
                                                   ============   ============

    Diluted net income  per share                  $       1.38   $       0.39
                                                   ============   ============

Dividend per share                                 $      0.017   $      0.017
                                                   ============   ============

(1) Basic and diluted earnings per share and dividends per common share for the three months ended November 30, 2003, have been adjusted to reflect the one-for-two stock dividend paid on March 25, 2004.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2004 AND 2003


STOCK INCENTIVE PLAN
--------------------
The Company's compensation expense for its stock incentive plans is determined using the intrinsic value method. Accordingly, because the exercise price equals the market price on the date of the grant, no compensation expense is recognized by the Company for stock options issued to employees and directors. The Company recorded compensation expense in the first quarter of fiscal 2005 of $0.3 million due to the accelerated vesting period on stock options for a retiring employee. If the fair value based method had been applied in measuring stock compensation expense, the pro forma effect on net income per share would have been as follows (in thousands, except earnings per share):

                                                       THREE MONTHS ENDED
                                                           NOVEMBER 30,
                                                   ---------------------------
                                                       2004           2003
                                                   ------------   ------------
Reported net income                                $     42,936   $     12,177
Stock compensation expense, net of tax                     (187)           (--)
                                                   ------------   ------------
Pro forma net income                               $     42,749   $     12,177
                                                   ============   ============

Reported basic income per share                    $       1.41   $       0.41
Pro forma basic income per share                   $       1.41   $       0.41

Reported diluted income per share                  $       1.38   $       0.39
Pro forma diluted income per share                 $       1.37   $       0.39


All of the options for fiscal 2005 and fiscal 2004 are considered to be dilutive and are reflected in the table above.

On December 16, 2004 the FASB finalized SFAS No. 123R "Shared-Based Payment" which will be effective for interim or annual reporting periods beginning after June 15, 2005. The new standard will require the Company to expense stock. The Company has begun the process to analyze how the utilization of a binomial lattice model could impact the valuation of the options. The effect of expensing stock options on our financial results using the Black-Scholes model is presented in the table above.

GOODWILL AND INTANGIBLE ASSETS
------------------------------
The changes in the carrying amount of goodwill for the three months ended November 30, 2004, are as follows (in thousands):

                                          METALS
                                         RECYCLING    AUTO PARTS
                                          BUSINESS     BUSINESS        TOTAL
                                         ---------     ---------     ---------
Balance as of  August 31, 2004           $  34,771     $  96,407     $ 131,178
                                         ---------     ---------     ---------

Balance as of November 30, 2004          $  34,771     $  96,407     $ 131,178
                                         =========     =========     =========

The Company performs impairment tests annually and whenever events and circumstances indicate that the value of goodwill and other indefinite-lived intangible assets might be impaired. Due to the operating results of each of the businesses identified above, the Company determined that none of the above balances were considered impaired.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2004 AND 2003


NOTE 2 - INVENTORIES:

Inventories consisted of the following (in thousands):

                                                   NOVEMBER 30,    AUGUST 31,
                                                       2004           2004
                                                   ------------   ------------
    Recycled metals                                $     33,989   $     34,551
    Work in process                                       9,373         10,045
    Finished goods                                       37,669         23,808
    Supplies                                             11,723         11,763
                                                   ------------   ------------
                                                   $     92,754   $     80,167
                                                   ============   ============


NOTE 3 - ENVIRONMENTAL LIABILITIES AND OTHER CONTINGENCIES

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

While the cost of the investigations associated with these properties and the cost of employment of source control BMPs are not expected to be material at November 30, 2004, $0.3 million has been accrued for studies related to the pending Portland Harbor Superfund site. No estimate is currently possible and none has been made as to the cost of remediation for the Portland Harbor or the Company's adjacent properties.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2004 AND 2003


MANUFACTURING MANAGEMENT, INC.
In 1994, Manufacturing Management, Inc. (MMI) recorded a reserve for the estimated cost to cure certain environmental liabilities. This reserve was carried over to the Company's financial statements when MMI was acquired in 1995. The reserve is evaluated quarterly according to Company policy. On November 30, 2004, the reserve aggregated $11.9 million.

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

There are two phases to the Clean-up of the Hylebos Waterway. The first phase was the intertidal and bank remediation, which was conducted in 2003 and early 2004. The second phase is dredging in the Head of Hylebos Waterway, which began on July 15, 2004. Approximately 275,000 cubic yards of an estimated 370,000 cubic yards total have been removed as of November 30, 2004. Dredging and other in-water work is scheduled to be completed during fiscal 2005.

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

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2004 AND 2003


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

PROLER
In 1996, prior to the Company's acquisition of Proler International Corp. (Proler), Proler recorded a liability for the probable costs to remediate its wholly-owned properties. This reserve was carried over to the Company's financial statements upon acquiring Proler in 1996. The reserve is evaluated quarterly according to Company policy. On November 30, 2004, the reserve aggregated $3.4 million.

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

AUTO PARTS BUSINESS
In connection with the acquisition of a former joint venture partner's interest in the Auto Parts Business in fiscal 2003, the Company conducted an environmental due diligence investigation. Based upon new information obtained in this investigation, the Company accrued $2.1 million in environmental liabilities in fiscal 2003 for remediation costs at the Auto Parts Business's store locations. No environmental proceedings are pending at any of these sites.

On January 6, 2004, the Auto Parts Business was served with a Notice of Violation (NOV) of the general permit requirements on its diesel powered car crushers at the Rancho Cordova and Sacramento locations from the Sacramento Metropolitan Air Quality Management District (SMAQMD). The NOV required us to cease operation of the car crushers at these locations. Since receiving the NOV, the Sacramento and Rancho Cordova locations have converted their diesel powered car crushers to electric powered. The Company is engaged in an ongoing evaluation of our car crushing systems and discussions with the SMAQMD to assure compliance and address the potential regulatory enforcement penalties. As a result, the Company recorded a reserve during 2004 for the estimated potential exposure for this matter.

The Company considers various factors when estimating its environmental liabilities. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to remediate. The factors, which the Company considers in its recognition and measurement of environmental liabilities, include the following:

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2004 AND 2003


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

OTHER CONTINGENCIES
The Company and Hugo Neu Corporation ("HNC") are the 50% members of Hugo Neu Schnitzer Global Trade, LLC ("HNSGT"), a joint venture engaged in global brokering of recycled metals. HNC manages the day-to-day activities of HNSGT. In January 2004, HNC advised the Company that it would charge HNSGT a 1% commission on HNSGT's recycled metal sales, and began deducting those commissions. While some reasonable reimbursement of HNC's costs may be appropriate, the Company has responded that the 1% commission is excessive and that HNC had no authority to unilaterally impose such commissions on HNSGT. The Company has not yet commenced litigation in this dispute. As of November 30, 2004, the Company estimated that its 50% share of the disputed commissions totaled $3.1 million. In recording operating income from joint ventures, the Company has excluded from joint venture expenses the excess of these disputed commissions over the Company's estimate of reasonable reimbursements.

Until recently, the Company had a practice of paying commissions to the purchasing managers of customers in connection with export sales of recycled ferrous metals to the Far East. The Company was recently advised that this practice may raise questions of possible violations of U.S. and foreign laws, and the practice was stopped. Thereafter, the Audit Committee was advised and conducted a preliminary compliance review. On November 18, 2004, on the recommendation of the Audit Committee, the Board of Directors authorized the Audit Committee to engage independent counsel and conduct a thorough, independent investigation and directed that the existence and the results of the investigation be voluntarily reported to the U.S. Department of Justice and the Securities and Exchange Commission, and that the Company cooperate fully with those agencies. The investigation is ongoing, and is not expected to affect the Company's previously reported financial results, including those reported in these consolidated financial statements. The Company cannot predict the results of the investigation or whether the Company or any of its employees will be subject to any penalties or other remedial actions following completion of the investigation.


NOTE 4 - EMPLOYEE BENEFITS

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

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2004 AND 2003


DEFINED BENEFIT PENSION PLAN
----------------------------
For certain nonunion employees, the Company maintains a defined benefit pension plan. The components of net periodic pension benefit cost are (in thousands):

                                                   FOR THE THREE MONTHS ENDED
                                                           NOVEMBER 30,
                                                   ---------------------------
                                                       2004           2003
                                                   ------------   ------------
    Service cost                                   $        164   $        138
    Interest cost                                           106             89
    Expected return on plan assets                         (121)          (102)
    Amortization of past service cost                         1              1
    Recognized actuarial loss                                30             25
                                                   ------------   ------------
    Net periodic pension benefit cost              $        180   $        151
                                                   ============   ============

For the year ended August 31, 2005, the Company expects to contribute $1.0 million to its defined benefit pension plan. As of November 30, 2004, the Company has not made contributions to this plan. The Company typically makes annual contributions to the plan after it receives the annual actuarial valuation report. These payments are typically made in the Company's third and fourth fiscal quarters.

DEFINED CONTRIBUTION PLANS
--------------------------
The Company has several defined contribution plans covering nonunion employees. Company contributions to the defined contribution plans were as follows (in thousands):

                                                   FOR THE THREE MONTHS ENDED
                                                           NOVEMBER 30,
                                                   ---------------------------
                                                       2004           2003
                                                   ------------   ------------
    Company contributions to the defined
      contribution plans                           $        346   $        365


MULTIEMPLOYER PENSION PLANS
---------------------------
In accordance with collective bargaining agreements, the Company contributes to multiemployer pension plans. Company contributions are as follows (in thousands):

                                                   FOR THE THREE MONTHS ENDED
                                                           NOVEMBER 30,
                                                   ---------------------------
                                                       2004           2003
                                                   ------------   ------------
Company contributions to multiemployer plans       $        738   $        777


The Company is not the sponsor or administrator of these multiemployer plans. Contributions were determined in accordance with provisions of negotiated labor contracts. The Company is unable to determine its relative portion of or estimate its future liability under the plans.

The Company learned during fiscal 2004 that one of the multiemployer plans would not meet ERISA minimum funding standards for the plan year ending September 30, 2004. The trustees of that plan have applied to the Internal Revenue Service for certain relief from this minimum funding standard, but cannot determine whether this relief will be granted. Absent relief, the plan's contributing employers will be required to make additional contributions or pay excise tax that may equal or exceed the full amount of that deficiency. The Company estimates its share of the required additional contribution for the 2004 plan year is approximately $1.1 million and accrued for such amount in fiscal 2004.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2004 AND 2003


NOTE 5 - SEGMENT INFORMATION:

The Company operates in three industry segments: metal processing and recycling (Metals Recycling Business), mini-mill steel manufacturing (Steel Manufacturing Business) and self-service used auto parts (Auto Parts Business). Additionally, the Company is a non-controlling partner in joint ventures, which are in the metals recycling business. The Joint Ventures in the metals recycling business sell recycled metals that have been processed at their facilities (Processing) and also buy and sell third parties' processed metals (Brokering). The Company considers these joint ventures to be separate segments because they are managed separately. These joint ventures are accounted for using the equity method. As such, the operating information related to the joint ventures is shown separately from consolidated information, except for the Company's equity in the net income of, investments in and advances to the joint ventures. Additionally, assets and capital expenditures are not shown for the joint ventures as management does not use that information to allocate resources or assess performance. The Company does not allocate corporate interest income and expense, income taxes or other income and expenses related to corporate activity to its operating segments.

Revenues from external customers for the Company's consolidated operations are as follows (in thousands):

                                                   FOR THE THREE MONTHS ENDED
                                                           NOVEMBER 30,
                                                   ---------------------------
                                                       2004           2003
                                                   ------------   ------------
    Metals Recycling Business                      $    144,532   $     79,602
    Auto Parts Business                                  23,386         17,660
    Steel Manufacturing Business                         70,022         53,219
    Intersegment revenues                               (38,979)       (22,105)
                                                   ------------   ------------
    Consolidated revenues                          $    198,961   $    128,376
                                                   ============   ============

The joint ventures' revenues from external customers are as follows (in thousands):

                                                    FOR THE THREE MONTHS ENDED
                                                           NOVEMBER 30,
                                                   ---------------------------
                                                       2004           2003
                                                   ------------   ------------
    JOINT VENTURES:
       Processing                                  $    312,474   $    158,395
       Brokering                                        199,932        109,946
                                                   ------------   ------------
    Total Joint Venture revenues                   $    512,406   $    268,341
                                                   ============   ============

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2004 AND 2003


The Company's operating income (loss) is as follows (in thousands):

                                                    FOR THE THREE MONTHS ENDED
                                                           NOVEMBER 30,
                                                   ---------------------------
                                                       2004           2003
                                                   ------------   ------------
    Metals Recycling Business                      $     33,788   $      9,923
    Auto Parts Business                                   7,346          5,889
    Steel Manufacturing Business                         12,760           (142)
    Joint Ventures                                       20,464          5,937
    Corporate expense                                    (3,591)        (2,646)
    Intercompany profit eliminations                     (3,163)          (856)
                                                   ------------   ------------
             Total Operating Income                $     67,604   $     18,105
                                                   ============   ============


Income from operations generated by the joint ventures represents the Company's equity in the income or loss of these entities. The Company's share of depreciation and amortization expense included in the determination of the Joint Ventures' income from operations is $1.7 million for the quarters ended November 30, 2004 and 2003.


NOTE 6 - SUBSEQUENT EVENT:

On December 30, 2004, Pick-N-Pull Auto Dismantlers, a wholly-owned subsidiary of the Company, signed a definitive agreement to buy the assets and lease the sites for four self service used auto parts stores in St. Louis and Kansas City, Missouri; Columbus, Ohio; and Virginia Beach, Virginia from Vehicle Recycling Solutions, LLC and certain of its wholly-owned subsidiaries ("VRS") for a purchase price of approximately $18.5 million. The transaction is expected to close on January 10, 2005. The St. Louis, Kansas City and Columbus stores will increase the Company's existing mid-west store base. The Virginia Beach store is expected to provide Pick-N-Pull with an eastern presence giving it the ability to expand along the East Coast. The four new stores will be operated under the Pick-N-Pull name and will increase the total number of stores to 30 for the Company's Auto Parts Business segment. The results of operations for these four stores will be reflected in the consolidated results of the Company's Auto Parts Business during the second fiscal 2005 quarter.

                        SCHNITZER STEEL INDUSTRIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Schnitzer Steel Industries, Inc. (the Company) operates in three vertically integrated business segments that include the wholly-owned and joint venture metals recycling businesses, the Auto Parts Business and the Steel Manufacturing Business. The wholly-owned Metals Recycling Business and certain joint venture businesses collect, process and recycle metals by operating one of the largest metals recycling businesses in the United States. The Auto Parts Business operates as Pick-N-Pull in the United States and Canada, and the Company believes it is one of the country's leading self-service used auto parts networks with 26 retail store locations. Additionally, Pick-N-Pull is a supplier of autobodies to the Metals Recycling Business which processes the autobodies into sellable recycled metal. The Steel Manufacturing Business purchases recycled metals from the Metals Recycling Business and uses its mini-mill to process the recycled metals into finished steel products. As a result of the Company's vertically integrated business, it is able to transform autobodies and other unprocessed metals into finished steel products. The joint ventures in the metals recycling business sell recycled metals that have been processed at their facilities (Processing) and also buy and sell third parties' processed metals (Brokering).


RESULTS OF OPERATIONS

The Company's revenues and operating results by business segment are summarized below (in thousands):

                                                    FOR THE THREE MONTHS ENDED
                                                            NOVEMBER 30,
                                                    --------------------------
                                                       2004            2003
                                                    ----------      ----------
REVENUES:
Metals Recycling Business:
   Ferrous sales                                    $  126,832      $   65,894
   Nonferrous sales                                     15,654          12,409
   Other sales                                           2,046           1,299
                                                    ----------      ----------
     Total Metals Recycling Business revenues          144,532          79,602

Auto Parts Business                                     23,386          17,660
Steel Manufacturing Business                            70,022          53,219
Intercompany sales eliminations                        (38,979)        (22,105)
                                                    ----------      ----------
     Total Revenues                                 $  198,961      $  128,376
                                                    ==========      ==========

OPERATING INCOME (LOSS):
Metals Recycling Business                           $   33,788      $    9,923
Auto Parts Business                                      7,346           5,889
Steel Manufacturing Business                            12,760            (142)
Joint Ventures                                          20,464           5,937
Corporate expense                                       (3,591)         (2,646)
Intercompany profit eliminations                        (3,163)           (856)
                                                    ----------      ----------
     Total Operating Income                         $   67,604      $   18,105
                                                    ==========      ==========

NET INCOME                                          $   42,936      $   12,177
                                                    ==========      ==========

                        SCHNITZER STEEL INDUSTRIES, INC.



The Joint Ventures' revenues and operating income were as follows (in thousands):

                                                    FOR THE THREE MONTHS ENDED
                                                            NOVEMBER 30,
                                                    --------------------------
                                                       2004            2003
                                                    ----------      ----------
Total revenues from external customers
recognized by:

JOINT VENTURES:
    Processing                                      $  312,474      $  158,395
    Brokering                                          199,932         109,946
                                                    ----------      ----------
                                                    $  512,406      $  268,341
                                                    ==========      ==========

Operating income from Joint Ventures                $   20,464      $    5,937
                                                    ==========      ==========

The following table summarizes certain selected operating data for the Company and its joint venture businesses:

                                                               FOR THE THREE
                                                                MONTHS ENDED
                                                                NOVEMBER 30,
                                                            -------------------
                                                              2004       2003
                                                            --------   --------
METALS RECYCLING BUSINESS:
Ferrous Recycled Metal Sales Prices ($/ton) (1,2)
    Domestic                                                $    221   $    135
    Export                                                  $    245   $    144
    Average                                                 $    233   $    140

Ferrous recycled metal shipments (tons in thousands) (2)
    To Steel Manufacturing Business                              159        158
    To other unaffiliated domestic customers                      17         15
    To export customers                                          295        236
                                                            --------   --------
        Total ferrous recycled metal                             471        409
                                                            ========   ========

Nonferrous metal shipments (pounds in thousands)
                                                              29,400     28,300
                                                            ========   ========

STEEL MANUFACTURING BUSINESS:
Average Sales Prices ($/ton) (1,2)                          $    534   $    310

Finished steel products shipments (tons in
thousands) (2)                                                   126        163
                                                            ========   ========

JOINT VENTURES:
Ferrous recycled metal shipments (tons in thousands) (2)
    Processed                                                    929        675
    Brokered                                                     665        677
                                                            --------   --------
                                                               1,594      1,352
                                                            ========   ========

(1) The Company reports revenues that include shipping costs billed to customers. However, average net selling prices are shown net of shipping costs.
(2) Tons for ferrous recycled metals are long tons (2,240 pounds) and for finished steel products are short tons (2,000 pounds).

                        SCHNITZER STEEL INDUSTRIES, INC.



FIRST QUARTER FISCAL 2005 COMPARED TO FIRST QUARTER FISCAL 2004

RESULTS OF OPERATIONS

During the first quarter of fiscal 2005, the Company's operations improved dramatically compared to the first quarter of fiscal 2004 as a result of higher pricing on our products, which is directly a result of strong worldwide consumption of both recycled metal and finished steel products.

The results of operations of the Company depend in large part upon demand and prices for recycled metals in world markets and steel products in the Western United States. Beginning in fiscal 2004, and continuing into the first quarter of fiscal 2005, strong worldwide demand combined with a tight supply of recycled metals drove the Metals Recycling Business' average selling prices to all time highs. Market prices for recycled ferrous metals fluctuate periodically and have a significant impact on the results of operations for the wholly-owned and Joint Ventures in the metals recycling business.

The Auto Parts Business purchases used and salvaged vehicles, sells parts from those vehicles through its retail facilities and wholesale operations and sells the remaining portion of the vehicles to metal recyclers. The retail operations are somewhat seasonal and affected by weather conditions and promotional events. Since the stores are open to the natural elements, during periods of prolonged wet, cold or extreme heat, the retail business tends to slow down due to the difficult customer working conditions. As a result, the Company's first and third fiscal quarters tend to generate the most retail sales and the second and fourth fiscal quarters are the slowest in terms of retail sales. The Auto Parts Business' other primary source of revenue is the sale of scrap metal and other parts wholesale. Revenues for the wholesale product lines are principally affected by commodity prices and shipping schedules. As mentioned earlier in the discussions regarding the Metal Recycling Business, recycled metal prices have increased dramatically over the last year, which positively affected the revenues and profits of the Auto Parts Business.

Domestic consumption of finished steel was strong during the first quarter of fiscal 2005. However, the Steel Manufacturing Businesses' sales volumes were unusually low during the same period due primarily to abnormally high inventory levels held by its customers who fabricate and distribute steel. Throughout the second half of fiscal 2004, demand and selling prices for finished steel grew quickly. The rise in selling prices caused many fabricators and distributors to buy ahead of end user demand in anticipation of even higher prices. This buying pattern resulted in unusually high market inventory levels of finished steel. In anticipation of seasonal declines in consumption that occur in the late fall and winter months, many distributors and fabricators reduced their steel purchases to balance their inventories. Sales volumes of rebar products were also adversely affected by rising levels of Japanese steel imports.

REVENUES. Consolidated revenues for the quarter ended November 30, 2004 increased $70.6 million or 55% to $199.0 million from $128.4 million in the first quarter of fiscal 2004. Revenues in the first quarter of fiscal 2005 increased for all Company business segments primarily as a result of increased prices and demand in the worldwide ferrous metals market. Significant improvements in demand, coupled with higher raw material cost led to increases in selling prices for finished steel products sold by the Steel Manufacturing Business. The Auto Parts Business benefited from the increased ferrous metals prices in the sales of autobodies and higher core sale revenues. In addition, the Auto Parts Business acquired three retail locations in Canada in the third quarter of fiscal 2004 that added revenue and operating income to the segment.

The Metals Recycling Business generated revenues of $144.5 million for the quarter ended November 30, 2004, before intercompany eliminations, which is an increase of $64.9 million or 82% over the same period of the prior year. Ferrous revenues increased $60.9 million, or 92% to $126.8 million as a result of higher average selling prices net of shipping cost (average net selling prices), higher shipping costs billed to customers and an increase in the volume sold. The average net sales price for ferrous metals increased $96 per ton or 69%, to $236 per ton which represents $45.2 million of the revenue increase over the prior year quarter. The cost of

                        SCHNITZER STEEL INDUSTRIES, INC.



freight that is included in revenues increased by $7.0 million over the fiscal 2004 first quarter due primarily to ocean chartering costs. Average export shipping costs increased 47% over the prior year quarter. Total ferrous sales volumes increased by approximately 62,000 tons or 15%, which represents $8.7 million of the revenue increase over the prior year quarter.

Sales to the Steel Manufacturing Business increased by 1,500 tons or 1% to 159,000 tons. Nonferrous revenue increased $3.2 million or 26% to $15.7 million due primarily to higher average selling prices. The average net nonferrous selling price in the first quarter of fiscal 2005 was $0.53 per pound, an increase of $0.09 per pound or 22%. In addition, sales volume increased 4% to
29.4 million pounds. The increases in average selling price and volume are related to strong worldwide demand, especially from Asia.

The Auto Parts Business generated revenue of $23.4 million, before intercompany eliminations, for the quarter ended November 30, 2004, which is an increase of $5.7 million or 32% over the same period of the prior year. This increase is a result of higher wholesale revenues driven by higher average sales prices for scrapped autobodies due to rising ferrous recycled metal prices, higher core sale revenues and the acquisition of three retail store locations in Canada in March 2004. During the second quarter of fiscal 2005, the Company announced the acquisition of four retail store locations for the Auto Parts Business. The Company expects these new stores to be accretive to earnings upon completion of the acquisition.

The Steel Manufacturing Business generated revenues of $70.0 million for the quarter ended November 30, 2004, which is an increase of $16.8 million, or 32% over the prior year quarter. Average net selling price increased $224 per ton, or 72% to $534 per ton, which represents a $28.3 million revenue increase. The increase in average net selling prices was due to a combination of factors including increased steel consumption. Sales volumes decreased 22% to 126,000 tons, which reduced revenues by $11.3 million. The lower sales volume during the first quarter of fiscal 2005 is primarily due to abnormally high inventory levels held by fabricators and distributors of steel, as discussed above. Many of the Company's customers are using the normal seasonal decline in consumption during the winter months to reduce their inventory levels.

COST OF GOODS SOLD. Consolidated cost of goods sold increased $32.8 million or 31% for the first quarter ended November 30, 2004, compared with the same period last year. Cost of goods sold decreased as a percentage of revenues from 83% to 70%. Gross profit increased $37.8 million to $59.5 million during the latest quarter compared to the prior year quarter driven by profit margin improvements at the Company's Metal Recycling and Steel Manufacturing Business segments.

Cost of goods sold for the Metal Recycling Business increased $40.5 million or 62% to $105.7 million. As a percentage of revenues, cost of goods sold decreased compared with the first quarter of fiscal 2004 from 82% to 73%. Gross profit increased by $24.5 million to $38.9 million. The increase in gross profit was attributable to higher average net selling prices per ton and higher sales volumes. Compared with the first quarter of last year, the average ferrous metals cost of sales per ton increased 43% due primarily to higher purchase costs for unprocessed ferrous metals. Generally, a change in the cost of unprocessed metal has a strong correlation to changes in the average selling price. Thus, as selling prices rose compared with last year's quarter, so did the cost of unprocessed metal.

The Auto Parts Business' cost of goods sold was $3.1 million or 30% higher during the first quarter of fiscal 2005 as compared to the cost of goods sold for the fiscal 2004 first quarter. The higher cost of sales was primarily due to higher car purchase costs that result from higher scrap metal prices. As a percentage of revenues, cost of goods sold remained consistent with the prior year quarter. Gross profit increased $2.6 million or 35% over the prior year quarter related to increased revenue.

The Steel Manufacturing Business' cost of goods sold was $3.7 million or 7% higher during the first quarter of fiscal 2005 as compared to the cost of goods sold for the fiscal 2004 first quarter. As a percentage of revenues, cost of goods sold decreased compared with the first quarter of fiscal 2004 from 99% to 80%. Average cost of

                        SCHNITZER STEEL INDUSTRIES, INC.



goods sold per ton increased $119 per ton or 39% compared to the prior year quarter, which was primarily caused by higher raw material costs for recycled metal and alloys, and a higher mix of the higher cost wire rod sales. As this increase in cost of sales was more than offset by the $224 per ton increase in average net selling price, gross profit improved by $13.1 million, to $13.8 million for the quarter.

JOINT VENTURES. The Joint Ventures in the metals recycling business predominantly sell recycled ferrous and nonferrous metals. Revenues for this segment in the first quarter of fiscal 2005 increased $244.1 million or 91% compared with the prior year quarter primarily due to a 68% higher average net selling price per ton and an 18% increase in the volume of ferrous recycled metal sold, over the prior year quarter. The increase in average net selling price per ton was due to the same supply and demand circumstances described earlier for the Company's wholly-owned businesses.

The Company's share of Joint Venture operating income for the first quarter of fiscal 2005 increased to $20.5 million from $5.9 million in the first quarter of fiscal 2004. The increase in income from these Joint Ventures was primarily caused by higher selling prices and volumes. The Company's share of operating income from the global brokering joint venture increased from $1.9 million in the first quarter of fiscal 2004 to $4.2 million in the first quarter of fiscal 2005, a 121% increase. The increase in the global brokering operating income is a result of higher selling prices. The Company's share of joint venture operating income in the first quarter of fiscal 2005 included an estimated $1.5 million from a joint venture contract with New York City for the processing and disposal of curbside recycling materials that commenced in April 2004. The contract with New York City is an interim contract, and the Company's present intention is not to participate in the anticipated long-term contract. Therefore, the income stream from this contract could end at any time.

GENERAL AND ADMINISTRATIVE EXPENSE. Compared with the first quarter of fiscal 2004, general and administrative expense for the same quarter this fiscal year increased $2.9 million or 35%. Approximately $1.0 million of the change is related to increased headcount primarily related to the Auto Parts Business and development of their management infrastructure that will allow management to grow this business segment. In addition, the Company has incurred increases in expenses related to Sarbanes-Oxley compliance and other professional fees. As a percentage of revenues, general and administrative expense has decreased by 0.8% percentage points, from 6.4% to 5.6% due to spreading these expenses over higher revenues.

INTEREST EXPENSE. Interest expense for the first quarter of fiscal 2005 decreased 35% to $0.3 million compared with the first quarter of fiscal 2004. The decrease was a result of lower average debt balances during the fiscal 2005 first quarter compared with the fiscal 2004 quarter.

INCOME TAX PROVISION. The tax rate of 34.8% for the first quarter of fiscal 2005 was higher than the 29.0% for the same quarter last year because of a projected decrease in the Extraterritorial Income Exclusion (ETI) tax benefit on export sales, and because last year's final release of a valuation allowance that had once offset net operating losses (NOLs) from an earlier business acquisition means that no further releases of valuation allowances can benefit income tax expense in fiscal 2005 and beyond. The 34.8% rate approximates the 35% Federal statutory rate because the projected ETI benefits are largely offset by the projected state income taxes.

LIQUIDITY AND CAPITAL RESOURCES. Cash provided by operations for the three months ended November 30, 2004 was $17.3 million compared with $12.4 million for the same period in the prior fiscal year. The increase in cash flow from operations was primarily related to an improvement in net income of wholly-owned businesses, offset by an increase in inventories, which is a result of higher inventory quantities on hand at November 30, 2004 and increased inventory costs for raw materials at all divisions.

Capital expenditures for the three months ended November 30, 2004 were $7.5 million compared with $6.2 million during the first three months of fiscal 2004. The increase was primarily due to improvement projects at the Company's Oakland, California recycling facility and furnace installation at the Company's steel mill. The

                        SCHNITZER STEEL INDUSTRIES, INC.



Company expects to spend approximately $37.0 million on capital improvement projects during the remainder of fiscal 2005.

Accrued environmental liabilities as of November 30, 2004 were $18.3 million. Over the next 12 months, the Company expects to pay approximately $5.9 million relating to a previously accrued remediation project in connection with one of its metals recycling facilities located in the State of Washington on the Hylebos Waterway. Additionally, the Company anticipates future cash outlays as it incurs the actual cost relating to the remediation of identified environmental liabilities. The future cash outlays are anticipated to be within the amounts established as environmental liabilities.

As of November 30, 2004, the Company had a committed unsecured bank credit facility totaling $150 million that matures in May 2006. The credit facility contains a provision whereby the Company may, upon obtaining consent of the bank group, extend the term of the agreement by one year to May 2007. The Company has provided notice of its intention to request such an extension and the bank group has agreed to the request. The extension is subject to the Company providing standard representations and warranties as of the May 2006 original maturity date. The Company currently anticipates it will be able to provide the required representations and warranties and the agreement will be extended. The Company also has additional unsecured credit lines totaling $20 million, which are uncommitted. The Company's debt agreements have certain restrictive covenants. As of November 30, 2004, the Company had aggregate bank borrowings outstanding under these facilities of $42.5 million and was in compliance with such covenants.

In July 2002, the Company's metals recycling joint ventures with Hugo Neu Corporation entered into a revolving credit facility (JV Credit Facility) with a group of banks for working capital and general corporate purposes. Prior to that time, the joint ventures' working capital and other cash needs had been met by advances provided equally by the Company and its partner, Hugo Neu Corporation. During February 2004, the facility was increased to $110 million. The JV Credit Facility expires on January 26, 2005 and is secured by the inventory and receivables of the joint venture businesses. The Company is not a guarantor of the JV Credit Facility. The JV Credit Facility has a number of covenants and restrictions, including restrictions on the level of distributions to the joint venture partners. The joint ventures were in compliance with these covenants as of November 30, 2004. As of November 30, 2004, $82.9 million was outstanding under the JV Credit Facility. The increase from no borrowings outstanding as of August 31, 2004 primarily resulted from increases in accounts receivable and inventories of the joint venture brokering business. Although the Company previously disclosed its intention to not renew the facility upon its expiration, the Company has consented to the joint ventures' request for a six-month extension of the JV Credit Facility to avoid disruption of the joint venture businesses. Upon expiration of the JV Credit Facility, the Company and its partner will need to revert to funding the cash needs of the joint ventures on an equal basis.

The joint venture agreements allow for distributions to the joint venture partners. Over the fifteen month period ended November 30, 2004, the Company recorded $82.0 million in operating income representing its share in the earnings of the joint ventures. During the quarter ended November 30, 2004, the joint ventures distributed cash of $21.0 million to the Company. The difference between the operating income recognized and cash distributions received has been utilized by the joint ventures to fund expansion of working capital, business growth, and investment in state-of-the-art equipment to improve the efficiencies and capabilities of their business.

The joint ventures in the metals recycling business are purchasing and installing one new mega-shredder and related equipment in fiscal 2005 for an estimated cost of $12 million. In addition, the joint ventures will purchase equipment and begin the long-term construction planning for the installation of two additional mega-shredders and related equipment that are anticipated to be completed in fiscal 2006. The joint venture partners anticipate using a long-term equipment financing facility to support the purchase. Under the proposed agreement, the joint ventures would make principal and interest payments on the financing facility from operating income.

The Company makes contributions to a defined benefit pension plan, several defined contribution plans and several multiemployer pension plans. Contributions vary depending on the plan and are based upon plan provisions,

                        SCHNITZER STEEL INDUSTRIES, INC.



actuarial valuations and negotiated labor agreements. The Company anticipates making contributions of approximately $6.0 million to the various pension plans in fiscal 2005.

Pursuant to a stock repurchase program, the Company is authorized to repurchase up to 3.0 million shares of its stock when the market price of the Company's stock is not reflective of management's opinion of an appropriate valuation of the stock. Management believes that repurchasing shares under these conditions enhances shareholder value. During the first three months of fiscal 2005, the Company made no share repurchases. As of November 30, 2004, the Company had repurchased a total of 1.3 million shares under this program.

The Company believes its current cash resources, internally generated funds, existing credit facilities and access to the capital markets will provide adequate financing for capital expenditures, working capital, joint ventures, stock repurchases, debt service requirements, post retirement obligations and future environmental obligations for the next twelve months. In the longer term, the Company may seek to finance business expansion with additional borrowing arrangements or additional equity financing.

OUTLOOK. Over the last three quarters, the Company saw recycled metal markets experience unusual levels of price volatility. However, consumption of recycled metal continued to remain strong. Based upon the Company's wholly-owned Metals Recycling Businesses' current order backlog, contracted average selling prices that are expected to be shipped in the second quarter of fiscal 2005 approximate price levels reported in the first quarter of fiscal 2005 and remain well ahead of the averages realized during the second quarter of fiscal 2004. The Metals Recycling Business' second quarter 2005 ferrous sales volume is anticipated to be in the 430,000 to 475,000 ton range. Ocean freight rates remain high from a historical context and are expected to approximate first quarter 2005 levels. The cost of unprocessed ferrous metal remains very competitive and is anticipated to generally follow the trend of selling prices.

The joint venture processors in the metals recycling business are expected to experience similar market trends as the Company's wholly owned Metals Recycling Business; however, their financial results may vary depending on geographical locations, competition and other factors.

The Auto Parts Business generally experiences its weakest period for retail sales in the second quarter of the fiscal year due to cold and wet weather conditions slowing demand. The Auto Parts Business has experienced increasing costs to procure inventory due to rising ferrous metal prices. This trend is expected to continue into the second quarter of fiscal 2005 and may impact margins.

During the second fiscal quarter of each year, demand for finished steel declines due to the seasonal nature of the construction industry. It is also expected that fabricators and distributors will continue to reduce inventory levels and purchases of finished steel. Importers of finished steel are anticipated to continue to aggressively compete for certain product categories. Also, as planned, in December 2004 the Company's steel mill temporarily shut-down its melt shop to replace its electric arc furnace. The furnace replacement, completed in late December, reduced the production of billets and caused production costs to rise. Raw material costs, including the costs of alloys, are expected to increase modestly relative to the first quarter of 2005.

The Company's effective second quarter tax rate is expected to approximate 35%.

The Company estimates its second quarter 2005 operating income to be in the $50 million to $56 million range. This amount compares to operating income of $24.2 million reported for the second quarter of fiscal 2004.

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

                        SCHNITZER STEEL INDUSTRIES, INC.



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

The Company makes a number of large ferrous recycled metals shipments to foreign steel producers each year. Customer requirements, shipping schedules and other factors limit the Company's control over the timing of these shipments. Variations in the number of foreign shipments from quarter to quarter will result in fluctuations in quarterly revenues and earnings. The Company's expectations regarding ferrous metal sales prices and volumes, as well as earnings, are based in part on a number of assumptions which are difficult to predict (for example, uncertainties relating to customer orders, metal availability, estimated freight rates, ship availability, weather, cost and volume of unprocessed inventory and production output, etc.).

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

                        SCHNITZER STEEL INDUSTRIES, INC.


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

In December 2002, Nucor Corporation ("Nucor") assumed ownership of the assets of Birmingham Steel Corp., and acquired a steel manufacturing business in Seattle, Washington. Nucor Corporation, the leader in setting finished steel prices in the Company's finished steel markets, has a significant share of the West Coast steel market and is considered an aggressive competitor. Nucor has consolidated much of the West Coast domestic steel production with the 2002 purchase of the former Birmingham Steel Mill in Seattle, Washington and the former North Star mill in Kingman, Arizona. The Kingman mill has been idle since 2003; any future start-up of its operations could

                        SCHNITZER STEEL INDUSTRIES, INC.



negatively impact the Company's recycled metal and finished steel markets, prices, margins and, potentially, cash flow.

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

Ferrous Sales to Far East: As discussed in Part II, Item 1 "Legal Proceedings" in this Form 10-Q, the Company recently terminated its practice of paying commissions to the purchasing managers of customers in connection with export sales of recycled ferrous metals to the Far East. Termination of this practice could put the Company at a competitive disadvantage and could have a negative impact on the Company's ferrous metal sales volumes and prices. In addition, termination of this practice could have a greater impact under weaker ferrous metal market conditions. The Company is therefore unable to determine whether the termination of this practice will have an adverse effect on its customer relationships or business.

Union Contracts: The Company has a number of union contracts that expire in fiscal year 2005. Labor contract negotiations have not commenced with any of these unions. If the Company is unable to reach agreement on the terms of a new contract with any of these unions, the Company could be subject to work slowdowns or work stoppages.

Post Retirement Benefits: The Company has a number of post retirement benefit plans that include defined benefit, Supplemental Executive Retirement Benefit Plan (SERBP) and multiemployer plans. The Company's contributions to the defined benefit and SERBP plans are based upon actuarial calculations which are based on a number of estimates including the expected long-term rate of return on plan assets, allocation of plan assets between equity or fixed income investments, expected rate of compensation increases as well as other factors. Changes in these actual rates from year to year cause increases or decreases in the Company's annual contributions into the defined benefit plans and changes to the expenses recognized in a current fiscal year. Management and the actuary evaluate these rates annually and adjust if necessary.

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

                        SCHNITZER STEEL INDUSTRIES, INC.


flow, expenditures, debt, and related financial results as it does with its consolidated businesses. Therefore, it is difficult to predict the financial results of the joint ventures.

In recent years, the Company's relationship with the chief executive officer of HNC, its most significant joint venture partner, has deteriorated. There have been disagreements regarding business decisions as well as personality clashes, but the Company does not believe that these issues have materially affected the operations or operating results of the joint ventures, which have shown dramatic financial improvement since fiscal 2000. The Company is currently disputing HNC's recent unilateral assertion of a right to be paid certain commissions on sales by the joint venture engaged in global brokering of recycled metals, as described in more detail in Note 3 of Notes to Consolidated Financial Statements.

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

Replacement or Installation of Capital Equipment: The Company and its joint venture partners install new equipment and construct facilities or overhaul existing equipment and facilities (including export terminals) from time to time. Some of these projects take several months to complete, require the use of outside contractors and experts, require special permits and easements and have higher degrees of risk. Examples of such major capital projects include the installation of a mega-shredder at a metal recycling yard, the overhaul of an export loading facility or the furnace replacement at the steel mill. Many times in the process of preparing the site for installation, the Company is required to temporarily halt or limit production for a period of time. If problems are encountered during the installation and construction process, the Company may lose the ability to process materials which may impact the amount of revenue it is able to earn or may increase operating expenses. In either case, the Company's ability to reasonably predict financial results may be hampered.

Energy Supply: The Company and its joint ventures utilize various energy sources to operate their facilities. In particular, electricity and natural gas currently represent approximately 9% of the cost of steel manufactured for the Company's Steel Manufacturing Business. The Steel Manufacturing Business purchases electric power under a long-term contract from McMinnville Water & Light (McMinnville) which in turn relies on the Bonneville Power Administration
(BPA). Historically, these contracts have had favorable prices and are long-term in nature. The Company's electrical power contract expires in September 2011. On October 1, 2001, the BPA increased its electricity rates due to increased demand on the West Coast and lower supplies. This increase was in the form of a Cost Recovery Adjustment Clause (CRAC) added to BPA's contract with McMinnville. The CRAC is an additional monthly surcharge on selected power charges to recover costs associated with buying higher priced power during the West Coast power shortage. Because BPA can adjust the CRAC every six months, it is not possible to predict future rate changes.

The Steel Manufacturing Business also has a contract for natural gas at $4.50 per MMBTU. The current contract expires on May 31, 2009 and obligates the business to purchase minimum amounts of gas at a fixed rate. Effective November 1, 2004, the natural gas rate will be reduced to $4.39 per MMBTU. This is a take or pay contract with a

                        SCHNITZER STEEL INDUSTRIES, INC.



minimum average usage of 3,575 MMBTU per day. Gas not used is sold on the open market and gains or losses are recorded in cost of sales.

If the Company is unable to negotiate favorable terms of electricity, natural gas and other energy sources, this could adversely affect the performance of the Company.

Tax Laws: The Company has been able to reduce its effective tax rate below the federal statutory tax rate for each of the last three years by using a combination of Net Operating Loss carryforwards (NOLs), tax credits in State of California Enterprise Zones, and federal Extraterritorial Income Exclusion (ETI) tax benefits associated with making foreign sales. In response to recent determinations by the World Trade Organization that the ETI tax benefit constituted an illegal export subsidy, Congress passed the American Jobs Creation Act of 2004 (the Act), which became law on October 22, 2004. A key provision of the Act eliminates the ETI deduction over the next two years, offsetting it in part with a deduction for "qualified production activities income." Until regulations are issued explaining the new deduction, any projection of its effect on the Company's worldwide tax rate would necessarily be imprecise, but the current projection is that the tax rate would be in the 34% to 37% range in fiscal 2005.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company periodically uses derivative financial instruments to limit exposure to changes in interest rates. Because such derivative instruments are used solely as hedges and not for speculative trading purposes, they do not represent incremental risk to the Company. For further discussion of derivative financial instruments, refer to "FAIR VALUE OF FINANCIAL INSTRUMENTS" in the consolidated Financial Statements included in Item 8 of Form 10-K for the fiscal year ended August 31, 2004.


ITEM 4. CONTROLS AND PROCEDURES

Schnitzer Steel Industries, Inc. management, under supervision of the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining disclosure controls and procedures for Schnitzer Steel Industries, Inc. and its subsidiaries. As of November 30, 2004, with the participation of the Chief Executive Officer and the Chief Financial Officer, management completed an evaluation of the Company's disclosure controls and procedures. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that all material information relating to Schnitzer Steel Industries, Inc. and its subsidiaries is made known to them by others within the organization as appropriate to allow timely decisions regarding required disclosures.

There were no changes in the Company's internal control over financial reporting during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

                        SCHNITZER STEEL INDUSTRIES, INC.



                                     PART II

ITEM 1. LEGAL PROCEEDINGS

Until recently, the Company had a practice of paying commissions to the purchasing manager of customers in connection with export sales of recycled ferrous metals to the Far East. The Company was recently advised that this practice may raise questions of possible violations of U.S. and foreign laws, and the practice was stopped. Thereafter, the Audit committee was advised and conducted a preliminary compliance review. On November 18, 2004, on the recommendation of the Audit Committee, the Board of Directors authorized the Audit Committee to engage independent counsel and conduct a thorough, independent investigation and directed that the existence and the results of the investigation be voluntarily reported to the U.S. Department of Justice and the Securities and Exchange Commission, and that the Company cooperate fully with those agencies. The investigation is ongoing, and is not expected to affect the Company's previously reported financial results, including those reported in this 10-Q. The Company cannot predict the results of the investigation or whether the Company or any of its employees will be subject to any penalties or other remedial actions following completion of the investigation.


ITEM 5. OTHER INFORMATION

On October 18, 2004, stock options were granted under the Company's 1993 Stock Incentive Plan to Robert W. Philip for 67,500 shares, Gary Schnitzer for 25,000 shares, and Jay Robinovitz for 10,000 shares. All such options have an exercise price of $28.41 per share (which was the closing market price on the grant date), a ten-year term, and vest 20% per year over five years.


ITEM 6. EXHIBITS

(A)  EXHIBITS

     2.1 Agreement of Purchase and Sale dated December 30, 2004, among Vehicle Recycling Solutions, LLC, a Delaware limited liability company, several wholly-owned subsidiaries of Vehicle Recycling Solutions, LLC, and Pick-N-Pull Auto Dismantlers, a California general partnership and wholly-owned subsidiary of the Company.

          The following schedules and exhibits to the Agreement of Purchase and Sale have been omitted and will be provided to the Securities and Exchange Commission upon request.

          Schedule 11.1   Exceptions to Seller's Representations and Warranties
          Schedule 11.2   Bridgewater Power Point Presentation
          Schedule 13(a)  Buyer Activities
          Schedule 13(b)  Seller Activities

          Exhibit A       Equipment
          Exhibit B       Elko Leases
          Exhibit C       Lease Agreement
          Exhibit D       Confidentiality, Non-Compete and Non-Solicitation
                          Agreement
          Exhibit E       Seller's Liabilities and Obligations to be Assumed by
                          Buyer
          Exhibit F       Allocation of Purchase Price
          Exhibit G       Escrow Agreement
          Exhibit H       Closing Costs
          Exhibit I       Equipment Lease

          Exhibit J       Estoppel and Consent to Sublease by Landlord and Owner
          Exhibit K       Owner's and Tenant's Affidavit
          Exhibit L       Intellectual Property License Agreement
          Exhibit M       Software and Know-How License Agreement
          Exhibit N       Access Agreement


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




                                         SCHNITZER STEEL INDUSTRIES, INC.
                                                  (Registrant)




Date: January 7, 2005                    By: /s/ Barry A. Rosen
      ---------------                        ---------------------------
                                             Barry A. Rosen
                                             Vice President, Finance and
                                             Chief Financial Officer