Form 10-Q
period 2005-02-28
SCHNITZER STEEL INDUSTRIES INC
filed 2005-04-11
CIK 912603

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2005 or

  [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.


                         Commission file number 0-22496







                        SCHNITZER STEEL INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           OREGON                                             93-0341923
 ------------------------------                            ---------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


          3200 N.W. Yeon Ave.
            P.O Box 10047
            Portland,  OR                                     97296-0047
 --------------------------------------                       ----------
(Address of principal executive offices)                      (Zip Code)


                                 (503) 224-9900
               --------------------------------------------------
              (Registrant's telephone number, including area code)




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

The Registrant had 22,482,227 shares of Class A Common Stock, par value of $1.00 per share, and 7,985,366 shares of Class B Common Stock, par value of $1.00 per share, outstanding at April 1, 2005.
================================================================================

                        SCHNITZER STEEL INDUSTRIES, INC.

                                      INDEX


                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets at February 28, 2005
    and August 31, 2004......................................................3

Condensed Consolidated Statement of Operations for the Three
    Months and Six Months Ended February 28, 2005 and February 29, 2004......4

Condensed Consolidated Statement of Shareholders' Equity for the
    Year Ended August 31, 2004 and the Six Months
    Ended February 28, 2005..................................................5

Condensed Consolidated Statement of Cash Flows for the
    Six Months Ended February 28, 2005 and February 29, 2004.................6

Notes to Condensed Consolidated Financial Statements.........................7

Management's Discussion and Analysis of
   Financial Condition and Results of Operations............................16

Quantitative and Qualitative Disclosures about Market Risk..................33

Controls and Procedures.....................................................33




PART II.  OTHER INFORMATION

Legal Proceedings ..........................................................34

Submission of Matters to a Vote of Security Holders.........................34

Exhibits....................................................................35

SIGNATURE PAGE..............................................................36

                        SCHNITZER STEEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                   FEB. 28, 2005  AUG. 31, 2004
                                                                    ------------   ------------
                                 ASSETS
                                 ------
Current assets:
     Cash and cash equivalents                                      $     17,271   $     11,307
     Accounts receivable, less allowance for
        doubtful accounts of $798 and $772                                65,001         43,444
     Inventories (Note 2)                                                 91,018         80,167
     Deferred income taxes                                                 5,383          5,383
     Prepaid expenses and other                                           11,798          6,859
                                                                    ------------   ------------
            Total current assets                                         190,471        147,160

Net property, plant and equipment                                        144,857        138,438

Other assets:
     Investment in and advances to joint venture partnerships            182,864        182,845
     Notes receivable, less current portion                                1,349          1,337
     Goodwill                                                            151,026        131,178
     Intangibles and other                                                 5,545          5,015
                                                                    ------------   ------------
                                                                    $    676,112   $    605,973
                                                                    ============   ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

Current liabilities:
     Current portion of long-term debt                              $        148   $        225
     Accounts payable                                                     32,534         31,881
     Accrued payroll liabilities                                          16,087         20,183
     Current portion of environmental liabilities                          9,350          9,373
     Accrued income taxes                                                    511          4,954
     Other accrued liabilities                                             8,642          7,450
                                                                    ------------   ------------
            Total current liabilities                                     67,272         74,066

Deferred income taxes                                                     24,884         24,884

Long-term debt, less current portion                                      47,760         67,801

Environmental liabilities, net of current portion                         15,582         12,126

Other long-term liabilities                                                2,399          2,295

Minority interests                                                         5,682          5,921

Commitments and contingencies                                                 --             --

Shareholders' equity:
     Preferred stock--20,000 shares authorized, none issued                   --             --
     Class A common stock--75,000 shares $1 par value authorized,
         22,425 and 22,022 shares issued and outstanding                  22,425         22,022
     Class B common stock--25,000 shares $1 par value authorized,
         7,998 and 8,306 shares issued and outstanding                     7,998          8,306
     Additional paid-in capital                                          125,716        110,177
     Retained earnings                                                   356,263        278,374
     Accumulated  other comprehensive income:
         Foreign currency translation adjustment                             131              1
                                                                    ------------   ------------
            Total shareholders' equity                                   512,533        418,880
                                                                    ------------   ------------
                                                                    $    676,112   $    605,973
                                                                    ============   ============

              THE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT.

                        SCHNITZER STEEL INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (Unaudited, in thousands, except per share amounts)



                                                      FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                    ------------------------------    ------------------------------
                                                    FEB. 28, 2005    FEB. 29, 2004    FEB. 28, 2005    FEB. 29, 2004
                                                    -------------    -------------    -------------    -------------
Revenues                                            $     215,746    $     161,603    $     414,707    $     289,979

Operating Expenses:
     Cost of goods sold                                   154,523          135,631          293,478          242,329
     Selling                                                1,392            1,106            3,099            2,384
     General and administrative                            12,016            9,333           22,675           17,565
     Environmental matter                                   7,725               --            8,225               --
                                                    -------------    -------------    -------------    -------------

Income from wholly-owned operations                        40,090           15,533           87,230           27,701

Operating income from joint ventures                       16,205            8,684           36,669           14,621
                                                    -------------    -------------    -------------    -------------

Operating income                                           56,295           24,217          123,899           42,322

Other income (expense):
     Interest expense                                        (346)            (486)            (630)            (926)
     Other income (expense), net                               86              (50)            (360)             154
                                                    -------------    -------------    -------------    -------------
                                                             (260)            (536)            (990)            (772)
                                                    -------------    -------------    -------------    -------------


Income before income taxes and minority interests          56,035           23,681          122,909           41,550

Income tax provision                                      (19,500)          (4,582)         (42,772)          (9,764)
                                                    -------------    -------------    -------------    -------------

Income before minority interests                           36,535           19,099           80,137           31,786

Minority interests, net of tax                               (554)            (550)          (1,220)          (1,060)
                                                    -------------    -------------    -------------    -------------

Net income                                          $      35,981    $      18,549    $      78,917    $      30,726
                                                    =============    =============    =============    =============

     Net income per share - basic:                  $        1.18    $        0.62    $        2.60    $        1.03
                                                    =============    =============    =============    =============

     Net income per share - diluted:                $        1.15    $        0.60    $        2.53    $        0.99
                                                    =============    =============    =============    =============


              THE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT.

                        SCHNITZER STEEL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)


                                       CLASS A                CLASS B                                 ACCUMULATED
                                     COMMON STOCK           COMMON STOCK       ADDITIONAL                OTHER
                                 -------------------    -------------------     PAID-IN     RETAINED  COMPREHENSIVE
                                  SHARES     AMOUNT      SHARES     AMOUNT      CAPITAL     EARNINGS     INCOME        TOTAL
                                 --------   --------    --------   --------    ---------    --------    --------    -----------
Balance at August 31, 2003         12,445   $ 12,445       7,061   $  7,061    $ 104,249    $179,242    $     --    $   302,997

Net income                                                                                   111,181                    111,181
Foreign currency translation
   adjustment                                                                                                  1              1
                                                                                                                    -----------
                                                                                                                        111,182
Class B common stock converted
   to Class A common stock          1,743      1,743      (1,743)    (1,743)                                                 --
Class A common stock issued           802        802                               5,928                                  6,730
Stock dividend                      7,032      7,032       2,988      2,988                  (10,020)                        --
Cash dividends paid - common
  ($0.068 per share)                                                                          (2,029)                    (2,029)
                                 --------   --------    --------   --------    ---------    --------    --------    -----------

Balance at August 31, 2004         22,022     22,022       8,306      8,306      110,177     278,374           1        418,880

Net income                                                                                    78,917                     78,917
Foreign currency translation
   adjustment                                                                                                130            130
                                                                                                                    -----------
                                                                                                                         79,047
Class B common stock converted
   to Class A common stock            308        308        (308)      (308)                                                 --
Class A common stock issued            95         95                               1,163                                  1,258
Tax benefits from employee
   stock option plan                                                              14,376                                 14,376
Cash dividends paid - common
  ($0.034 per share)                                                                          (1,028)                    (1,028)
                                 --------   --------    --------   --------    ---------    --------    --------    -----------

Balance at February 28, 2005       22,425   $ 22,425       7,998   $  7,998    $ 125,716    $356,263    $    131    $   512,533
                                 ========   ========    ========   ========    =========    ========    ========    ===========





              THE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT.

                        SCHNITZER STEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                             FOR THE SIX MONTHS ENDED
                                                      --------------------------------------
                                                      FEBRUARY 28, 2005    FEBRUARY 29, 2004
                                                      -----------------    -----------------
Operations:
Net income                                            $          78,917    $          30,726
Noncash items included in income:
   Depreciation and amortization                                 10,143               10,057
   Minority interests                                             1,874                1,387
   Equity in income of joint ventures                           (36,669)             (14,621)
   Deferred income tax                                               --              (10,643)
   Tax benefit from employee stock option plan                   14,376                   --
   (Gain) loss on disposal of assets                                183                 (196)
Cash provided (used) by changes in working capital:
   Accounts receivable                                          (21,557)               4,286
   Inventories                                                  (10,851)               8,183
   Prepaid expenses and other                                    (4,939)               5,240
   Accounts payable                                                 653                2,394
   Accrued liabilities                                           (7,347)                 915
   Environmental liabilities                                        633                 (877)
   Other assets and liabilities                                     252                 (436)
                                                      -----------------    -----------------

Net cash provided by operations                                  25,668               36,415
                                                      -----------------    -----------------

Investing:
Capital expenditures                                            (15,221)             (10,941)
Investment in subsidiaries                                      (22,176)             (13,083)
Cash received from joint ventures                                40,050                  363
Cash paid to joint ventures                                        (851)                (745)
Proceeds from sale of assets                                        495                  476
                                                      -----------------    -----------------

Net cash provided (used) by investments                           2,297              (23,930)
                                                      -----------------    -----------------

Financing:
Issuance of Class A common stock                                  1,258                5,041
Distributions to minority interests                              (2,113)                (900)
Dividends declared and paid                                      (1,028)              (1,000)
Decrease in long-term debt                                      (20,118)              (4,114)
                                                      -----------------    -----------------

Net cash used by financing                                      (22,001)                (973)
                                                      -----------------    -----------------

Net increase in cash and cash equivalents                         5,964               11,512

Cash and cash equivalents at beginning of period                 11,307                1,687
                                                      -----------------    -----------------

Cash and cash equivalents at end of period            $          17,271    $          13,199
                                                      =================    =================


              THE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION
---------------------
The accompanying unaudited condensed interim financial statements of Schnitzer Steel Industries, Inc. (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, management suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the fiscal year ended August 31, 2004. The results for the three and six months ended February 28, 2005 and February 29, 2004 are not necessarily indicative of the results of operations for the entire year.

RECLASSIFICATIONS
-----------------
Certain prior year amounts have been reclassified to conform to the current year presentation. These changes had no impact on previously reported results of operations or shareholder's equity.

CASH AND CASH EQUIVALENTS
-------------------------
Cash and cash equivalents include short-term securities that have an original maturity date of 90 days or less.

EARNINGS AND DIVIDENDS PER SHARE
--------------------------------
Basic earnings per share (EPS) are computed based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following represents reconciliation from basic EPS to diluted EPS (in thousands, except per share amounts):

                                       For the Three             For the Six
                                        Months Ended             Months Ended
                                  ---------------------    ---------------------
                                   Feb. 28,    Feb. 29,     Feb. 28,    Feb. 29,
                                     2005        2004         2005        2004
                                  ---------   ---------    ---------   ---------
                                                   (Unaudited)
Net income                        $  35,981   $  18,549    $  78,917   $  30,726
                                  =========   =========    =========   =========
Computation of shares (1):
  Average common shares outstanding  30,422      30,021       30,386      29,800
  Stock options                         773       1,083          784       1,245
                                  ---------   ---------    ---------   ---------
  Diluted average common
    shares outstanding               31,195      31,104       31,170      31,045
                                  =========   =========    =========   =========

  Basic net income per share      $    1.18   $    0.62    $    2.60   $    1.03
                                  =========   =========    =========   =========

  Diluted net income per share    $    1.15   $    0.60    $    2.53   $    0.99
                                  =========   =========    =========   =========

Dividend per share(1)             $   0.017   $   0.017    $   0.034   $   0.033
                                  =========   =========    =========   =========


(1) Basic and diluted earnings per share and dividends per common share for the three and six months ended February 29, 2004, have been adjusted to reflect the one-for-two stock dividend paid on March 25, 2004.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004


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

                                       For the Three          For the Six
                                       Months Ended           Months Ended
                                    -------------------    -------------------
                                    Feb. 28,    Feb. 29,   Feb. 28,   Feb. 29,
                                      2005       2004        2005       2004
                                    --------   --------    --------   --------
                                                    (Unaudited)
Reported net income                 $ 35,981   $ 18,549    $ 78,917   $ 30,726
Add: Stock based compensation
  expense included in reported net
  income, net of tax                     224        --          449        --
Deduct: Total stock based
  employee compensation expense
  under fair value based method
  for all awards, net of tax            (214)      (266)       (401)      (266)
                                    --------   --------    --------   --------
Pro forma net income                $ 35,991   $ 18,283    $ 78,965   $ 30,460
                                    ========   ========    ========   ========

Reported basic income per share       $1.18      $0.62       $2.60      $1.03
Pro forma basic income per share      $1.18      $0.61       $2.60      $1.02

Reported diluted income per share     $1.15      $0.60       $2.53      $0.99
Pro forma diluted income per share    $1.15      $0.59       $2.53      $0.98


All of the options issued and outstanding for the periods in fiscal 2005 and fiscal 2004 are considered to be dilutive and are reflected in the table above.

The Company obtains an income tax benefit related to stock issued to employees through stock options plans, which is recorded as additional paid-in capital and, therefore, does not benefit the income tax provision. For income tax purposes the Company can deduct the amount an employee would report as ordinary income. The deduction is allowed in the year the employee exercises the stock option and the tax benefit is recorded at the time the Company includes the deduction in the Company's tax return. In the second fiscal quarter of 2005, the Company recorded a tax benefit from employee stock option plans of $14.4 million.

On December 16, 2004 the FASB finalized SFAS No. 123R "Shared-Based Payment" which will be effective for interim or annual reporting periods beginning after June 15, 2005. The new standard will require the Company to expense stock options. The Company has begun the process to analyze how the utilization of a binomial lattice model could impact the valuation of the options. The effect of expensing stock options on our financial results using the Black-Scholes model is presented in the table above.

GOODWILL AND INTANGIBLE ASSETS
------------------------------
The changes in the carrying amount of goodwill for the six months ended February 28, 2005, are as follows (in thousands):
                                             Metals
                                            Recycling    Auto Parts
                                            Business      Business      Total
                                            ---------    ---------    ---------
Balance as of  August 31, 2004              $  34,771    $  96,407    $ 131,178
Auto Parts Business Acquisition
  (see Note 3)                                   --         19,848       19,848
                                            ---------    ---------    ---------
Balance as of February 28, 2005             $  34,771     $116,255    $ 151,026
                                            =========    =========    =========

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004


The Company performs impairment tests annually and whenever events and circumstances indicate that the value of goodwill and other indefinite-lived intangible assets might be impaired. Due to the operating results of each of the businesses identified above and based upon the Company's impairment testing completed in the second quarter of fiscal 2005, the Company determined that none of the above balances were considered impaired.

NOTE 2 - INVENTORIES:

Inventories consisted of the following (in thousands):

                                      February 28,       August 31,
                                          2005              2004
                                      -----------        ---------
     Recycled metals                   $  31,739         $  34,551
     Work in process                       4,538            10,045
     Finished goods                       41,995            23,808
     Supplies                             12,746            11,763
                                       ---------          --------
                                       $  91,018         $  80,167
                                       =========         =========

NOTE 3 - ACQUISITIONS

On January 10, 2005, Pick-N-Pull Auto Dismantlers, a wholly-owned subsidiary of the Company, acquired the assets and leased the sites for four self-service used auto parts stores in St. Louis and Kansas City, Missouri; Columbus, Ohio; and Virginia Beach, Virginia from Vehicle Recycling Solutions, LLC and certain of its wholly-owned subsidiaries ("VRS"). The total acquisition cost of $22.1 million consisted of a cash purchase price of $18.8 million, $0.5 million of acquisition expenses and additional environmental reserves recorded as a result of due diligence of $2.8 million. The St. Louis, Kansas City and Columbus stores increase the Company's existing mid-west store base. The Virginia Beach store provides Pick-N-Pull with an eastern presence giving it the ability to expand along the East Coast. The four new stores will be operated under the Pick-N-Pull name and increase the total number of stores to 30 for the Company's Auto Parts Business segment. The results of operations for these four stores after the acquisition date are reflected in the consolidated results of the Company's Auto Parts Business for the second fiscal 2005 quarter.

NOTE 4 - ENVIRONMENTAL LIABILITIES

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

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004


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

While the cost of the investigations associated with these properties and the cost of employment of source control BMPs are not expected to be material at February 28, 2005, $0.3 million has been accrued for studies related to the pending Portland Harbor Superfund site. No estimate is currently possible and none has been made as to the cost of remediation for the Portland Harbor or the Company's adjacent properties.

MANUFACTURING MANAGEMENT, INC.
In 1994, Manufacturing Management, Inc. (MMI) recorded a reserve for the estimated cost to cure certain environmental liabilities. This reserve was carried over to the Company's financial statements when MMI was acquired in 1995. The reserve is evaluated quarterly according to Company policy. On February 28, 2005, the reserve aggregated $13.1 million.

General Metals of Tacoma (GMT), a subsidiary of MMI, owns and operates a metals recycling facility located in the State of Washington on the Hylebos Waterway, a part of Commencement Bay, which is the subject of an ongoing remediation project by the United States Environmental Protection Agency (EPA) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). GMT and more than 60 other parties were named potentially responsible parties
(PRPs) for the investigation and clean-up of contaminated sediment along the Hylebos Waterway. On March 25, 2002, EPA issued Unilateral Administrative Orders
(UAOs) to GMT and another party (Other Party) to proceed with Remedial Design and Remedial Action (RD/RA) for the head of the Hylebos and to two other parties to proceed with the RD/RA for the balance of the waterway. The issuance of the UAOs did not require the Company to change its previously recorded estimate of environmental liabilities for this site. The UAO for the head of the Hylebos Waterway was converted to a voluntary consent

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004


decree in 2004, pursuant to which GMT and the Other Party agreed to remediate the head of the Hylebos Waterway.

There are two phases to the remediation of the head of the Hylebos Waterway. The first phase was the intertidal and bank remediation, which was conducted in 2003 and early 2004. The second phase is dredging in the head of Hylebos Waterway, which began on July 15, 2004. During the first half of fiscal 2005, the Company incurred remediation costs of $10.2 million related to Hylebos dredging which were charged to the environmental reserve. The Company's cost estimates were based on the assumption that dredge removal of contaminated sediments would be accomplished within one dredge season during July 2004 - February 2005. However, due to a variety of factors, including equipment failures, dredge contractor operational issues and other dredge related delays, the dredging was not completed during the first dredge season. As a result, the Company recorded environmental charges of $8.2 million in the first half of fiscal 2005 primarily to account for additional estimated costs to complete this work during a second dredging season. The Company and the Other Party have asserted a claim for relief from the dredge contractor for a significant portion of the increased costs, and are currently engaged in mediation of this dispute. However, generally accepted accounting principles do not allow the Company to recognize the benefits of any such relief until receipt is highly probable.

GMT and the Other Party are pursuing settlement negotiations and legal actions against other non-settling, non-performing PRPs to recover additional amounts that may be applied against the head of the Hylebos remediation costs. Uncertainties continue to exist regarding the total cost to remediate this site as well as the Company's share of those costs; nevertheless, the Company's estimate of its liabilities related to this site is based on information currently available.

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

MMI is also a named PRP at another third-party site at which it allegedly disposed of automobile shredder residue (ASR). The site has not yet been subject to significant remedial investigation. MMI has been named as a PRP at several other sites for which it has agreed to de minimis settlements. In addition to the matters discussed above, the Company's environmental reserve includes amounts for potential future cleanup of other sites at which MMI has conducted business or has allegedly disposed of other materials.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004


PROLER AND JOINT VENTURES
In 1996, prior to the Company's acquisition of Proler International Corp. (Proler), Proler recorded a liability for the probable costs to remediate its wholly-owned properties. This reserve was carried over to the Company's financial statements upon acquiring Proler in 1996. The reserve is evaluated quarterly according to Company policy. On February 28, 2005, the reserve aggregated $3.4 million.

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

During the second quarter of fiscal 2005, in connection with the negotiation of a possible transaction for the split-up of the Company's metals recycling joint ventures with Hugo Neu Corporation, the Company conducted an environmental due diligence investigation of certain joint venture businesses it proposes to directly acquire. As a result of this investigation, the Company identified certain environmental risks and accrued $2.6 million for its share of the estimated costs to remediate these risks.

AUTO PARTS BUSINESS
Since 2003, the Company has completed three acquisitions of businesses in the Auto Parts Business segment. At the time of each acquisition, the Company conducts an environmental due diligence investigation related to locations involved in the acquisition. As a result of the environmental due diligence investigations, the Company has accrued $4.9 million in environmental liabilities for remediation costs at the Auto Parts Business' store locations, including $2.8 million in connection with the acquisition completed in the second quarter of fiscal 2005. No environmental proceedings are pending at any of these sites, other than discussed below.

On January 6, 2004, the Auto Parts Business was served with a Notice of Violation (NOV) of the general permit requirements on its diesel powered car crushers at the Rancho Cordova and Sacramento locations from the Sacramento Metropolitan Air Quality Management District (SMAQMD). Since receiving the NOV, the Sacramento and Rancho Cordova locations have converted their diesel powered car crushers to electric powered. The Company is engaged in an ongoing evaluation of our car crushing systems and expects to enter discussions with the SMAQMD to address the potential regulatory enforcement penalties. As a result, the Company recorded a reserve of $0.6 million during 2004 for the estimated potential exposure for this matter.

NOTE 5 - OTHER CONTINGENCIES
The Company and Hugo Neu Corporation ("HNC") are the 50% members of Hugo Neu Schnitzer Global Trade, LLC ("HNSGT"), a joint venture engaged in global brokering of recycled metals. HNC manages the day-to-day activities of HNSGT. In January 2004, HNC advised the Company that it would charge HNSGT a 1% commission on HNSGT's recycled metal sales, and began deducting those commissions. While some reasonable reimbursement of HNC's costs may be appropriate, the Company has responded that the 1% commission is excessive and that HNC had no authority to unilaterally impose such commissions on HNSGT. The Company has not yet commenced litigation in this dispute. As of February 28, 2005, the Company estimated that its 50% share of the disputed commissions totaled $4.3 million. In recording operating income from joint ventures, the Company has excluded from joint venture expenses the excess of these disputed commissions over the Company's estimate of reasonable reimbursements.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004


The Company was advised in 2004 that its practice of paying commissions to the purchasing manager of customers in connection with export sales of recycled ferrous metals to the Far East may raise questions of possible violations of U.S. and foreign laws, and the practice was stopped. Thereafter, the Audit Committee was advised and conducted a preliminary compliance review. On November 18, 2004, on the recommendation of the Audit Committee, the Board of Directors authorized the Audit Committee to engage independent counsel and conduct a thorough, independent investigation and directed that the existence and the results of the investigation be voluntarily reported to the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC), and that the Company cooperate fully with those agencies. The investigation is ongoing, and the DOJ and SEC have been advised of its progress. The investigation is not expected to affect the Company's previously reported financial results, including those reported in this 10-Q. The Company cannot predict the results of the investigation or whether the Company or any of its employees will be subject to any penalties or other remedial actions following completion of the investigation.

NOTE 6 - EMPLOYEE BENEFITS

The Company has a number of retirement benefit plans that cover both union and non-union employees. The Company makes contributions following the provisions in each plan.

Primary actuarial assumptions are determined as follows:

     o The expected long-term rate of return on plan assets is based on our estimate of long-term returns for equities and fixed income securities weighted by the allocation of assets in the plans. The rate is affected by changes in general market conditions, but because it represents a long-term rate, it is not significantly affected by short-term market swings. Changes in the allocation of plan assets would also impact this rate.
     o The assumed discount rate is used to discount future benefit obligations back to today's dollars. The U.S. discount rate is as of the measurement date, August 31, 2004. This rate is sensitive to changes in interest rates. A decrease in the discount rate would increase our obligation and expense.
     o The expected rate of compensation increase is used to develop benefit obligations using projected pay at retirement. This rate represents average long-term salary increases and is influenced by our compensation policies. An increase in this rate would increase our obligation and expense.

DEFINED BENEFIT PENSION PLAN
----------------------------
For certain nonunion employees, the Company maintains a defined benefit pension plan. The components of net periodic pension benefit cost are (in thousands):

                                       For the Three          For the Six
                                       Months Ended           Months Ended
                                    Feb. 28,    Feb. 29,   Feb. 28,   Feb. 29,
                                      2005       2004        2005       2004
                                    --------   --------    --------   --------
                                                   (Unaudited)
Service cost                          $259       $211        $527       $432
Interest cost                          158        137         323        280
Expected return on plan assets        (194)      (156)       (395)      (319)
Amortization of past service cost        1          1           2          2
Recognized actuarial loss               45         39          92         79
                                      ----       ----        ----       ----
Net periodic pension benefit cost     $269       $232        $549       $474
                                      ====       ====        ====       ====

For the year ended August 31, 2005, the Company expects to contribute $1.0 million to its defined benefit pension plan. As of February 28, 2005, the Company has not yet made its fiscal contributions to this plan. The Company typically makes annual contributions to the plan after it receives the annual actuarial valuation report. These payments are typically made in the Company's third and fourth fiscal quarters.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004


DEFINED CONTRIBUTION PLANS
The Company has several defined contribution plans covering nonunion employees. Company contributions to the defined contribution plans were as follows (in thousands):

                                       For the Three          For the Six
                                       Months Ended           Months Ended
                                    -------------------    -------------------
                                    Feb. 28,    Feb. 29,   Feb. 28,   Feb. 29,
                                      2005       2004        2005       2004
                                    --------   --------    --------   --------
                                                   (Unaudited)

Plan costs                           $  190     $  357      $  536     $  722

MULTIEMPLOYER PENSION PLANS
In accordance with collective bargaining agreements, the Company contributes to multiemployer pension plans. Company contributions are as follows (in thousands):

                                       For the Three          For the Six
                                       Months Ended           Months Ended
                                    -------------------    -------------------
                                    Feb. 28,    Feb. 29,   Feb. 28,   Feb. 29,
                                      2005       2004        2005       2004
                                    --------   --------    --------   --------
                                                   (Unaudited)

Plan contributions                   $  753     $  769      $1,336     $1,490

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

NOTE 7 - SEGMENT INFORMATION:

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

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004


Revenues from external customers for the Company's consolidated operations are as follows (in thousands):

                                       For the Three          For the Six
                                       Months Ended           Months Ended
                                    -------------------    -------------------
                                    Feb. 28,    Feb. 29,   Feb. 28,   Feb. 29,
                                      2005       2004        2005       2004
                                    --------   --------    --------   --------
   Metals Recycling Business        $152,080   $109,327    $296,612   $188,929
   Steel Manufacturing Business       66,820     59,861     136,842    113,080
   Auto Parts Business                24,448     17,245      47,834     34,905
   Intersegment revenues             (27,602)   (24,830)    (66,581)   (46,935)
                                    --------   --------    --------   --------
   Consolidated revenues            $215,746   $161,603    $414,707   $289,979
                                    ========   ========    ========   ========


                                       For the Three          For the Six
                                       Months Ended           Months Ended
                                    -------------------    -------------------
                                    Feb. 28,    Feb. 29,   Feb. 28,   Feb. 29,
                                      2005       2004        2005       2004
                                    --------   --------    --------   --------
Total revenues from external
customers recognized by:
   Joint Ventures:
       Processing                   $369,294   $233,885   $  676,102  $390,263
       Brokering                     214,846    120,514      437,210   230,460
                                    --------   --------   ----------  --------
   Total revenues                   $584,140   $354,399   $1,113,312  $620,723
                                    ========   ========   ==========  ========

The Company's operating income (loss) is as follows (in thousands):

                                       For the Three          For the Six
                                       Months Ended           Months Ended
                                    -------------------    -------------------
                                    Feb. 28,    Feb. 29,   Feb. 28,   Feb. 29,
                                      2005       2004        2005       2004
                                    --------   --------    --------   --------
Metals Recycling Business           $ 39,481   $ 13,162    $ 73,769   $ 23,085
Auto Parts Business                    7,245      5,094      14,591     10,983
Steel Manufacturing Business           5,358      2,691      18,118      2,549
Joint Ventures (1)                    16,205      8,684      36,669     14,621
Corporate expense                     (5,008)    (3,018)     (8,599)    (5,664)
Intercompany profit eliminations         739     (2,396)     (2,424)    (3,252)
Environmental matter                  (7,725)       --       (8,225)       --
                                    --------   --------    --------   --------
     Total operating income         $ 56,295   $ 24,217    $123,899   $ 42,322
                                    ========   ========    ========   ========

(1) Operating income from the joint ventures includes environmental expenses of $2.6 million for the three and six months ended February 28, 2005.

The Company's share of depreciation and amortization expense included in the determination of joint ventures' income from operations is as follows (in thousands):
                                       For the Three          For the Six
                                       Months Ended           Months Ended
                                    -------------------    -------------------
                                    Feb. 28,    Feb. 29,   Feb. 28,   Feb. 29,
                                      2005       2004        2005       2004
                                    --------   --------    --------   --------
     Joint Ventures                  $1,881     $1,788      $3,557     $3,587

                        SCHNITZER STEEL INDUSTRIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Schnitzer Steel Industries, Inc. (the Company) operates in three vertically integrated business segments that include the wholly-owned and joint venture metals recycling businesses, the Auto Parts Business and the Steel Manufacturing Business. The wholly-owned Metals Recycling Business and certain joint venture businesses collect, process and recycle metals by operating one of the largest metals recycling businesses in the United States. The Auto Parts Business operates as Pick-N-Pull in the United States and Canada, and the Company believes it is one of the country's leading self-service used auto parts networks with 30 retail store locations. Additionally, Pick-N-Pull is a supplier of autobodies to the Metals Recycling Business which processes the autobodies into sellable recycled metal. The Steel Manufacturing Business purchases recycled metals from the Metals Recycling Business and uses its mini-mill to process the recycled metals into finished steel products. As a result of the Company's vertically integrated business, it is able to transform autobodies and other unprocessed metals into finished steel products. The joint ventures in the metals recycling business sell recycled metals that have been processed at their facilities (Processing) and also buy and sell third parties' processed metals (Brokering).

RESULTS OF OPERATIONS

The Company's revenues and operating results by business segment are summarized below (in thousands):
                                        For the Three          For the Six
                                        Months Ended           Months Ended
                                     -------------------    -------------------
                                     Feb. 28,    Feb. 29,   Feb. 28,   Feb. 29,
                                       2005       2004        2005       2004
                                     --------   --------    --------   --------
                                                    (Unaudited)
REVENUES:
Metals Recycling Business:
      Ferrous sales                  $133,647   $ 95,545    $260,479   $161,439
      Nonferrous sales                 16,943     12,078      32,597     24,487
      Other sales                       1,490      1,704       3,536      3,003
                                     --------   --------    --------   --------
            Total sales               152,080    109,327     296,612    188,929

Auto Parts Business                    24,448     17,245      47,834     34,905
Steel Manufacturing Business           66,820     59,861     136,842    113,080
Intercompany sales eliminations       (27,602)   (24,830)    (66,581)   (46,935)
                                     --------   --------    --------   --------
            Total revenues           $215,746   $161,603    $414,707   $289,979
                                     ========   ========    ========   ========

OPERATING INCOME (LOSS):
Metals Recycling Business            $ 39,481   $ 13,162    $ 73,769   $ 23,085
Auto Parts Business                     7,245      5,094      14,591     10,983
Steel Manufacturing Business            5,358      2,691      18,118      2,549
Joint Ventures (1)                     16,205      8,684      36,669     14,621
Corporate expense                      (5,008)    (3,018)     (8,599)    (5,664)
Intercompany profit eliminations          739     (2,396)     (2,424)    (3,252)
Environmental matter                   (7,725)       --       (8,225)       --
                                     --------   --------    --------   --------
            Total operating income   $ 56,295   $ 24,217    $123,899   $ 42,322
                                     ========   ========    ========   ========
NET INCOME                           $ 35,981   $ 18,549    $ 78,917   $ 30,726
                                     ========   ========    ========   ========

(1) Operating income from the joint ventures includes environmental expenses of $2.6 million for the three and six months ended February 28, 2005.

                        SCHNITZER STEEL INDUSTRIES, INC.


The Joint Ventures' revenues and results of operations were as follows (in thousands):

                                        For the Three          For the Six
                                        Months Ended           Months Ended
                                     -------------------    -------------------
                                     Feb. 28,    Feb. 29,   Feb. 28,   Feb. 29,
                                       2005       2004        2005       2004
                                     --------   --------    --------   --------
                                                    (Unaudited)
Total revenues from external
customers recognized by:
  Joint Ventures
    Processing                       $369,294   $233,885   $  676,102  $390,263
    Brokering                         214,846    120,514      437,210   230,460
                                     --------   --------   ----------  --------
                                     $584,140   $354,399   $1,113,312  $620,723
                                     ========   ========   ==========  ========
Operating income from Joint
Ventures (1)                         $ 16,205   $  8,684   $   36,669  $ 14,621
                                     ========   ========   ==========  ========

(1) Operating income from the joint ventures includes environmental expenses of $2.6 million for the three and six months ended February 28, 2005.

The following table summarizes certain selected operating data for the Company and its joint venture businesses:

                                                      For the Three          For the Six
                                                      Months Ended           Months Ended
                                                   -------------------    -------------------
                                                   Feb. 28,    Feb. 29,   Feb. 28,   Feb. 29,
                                                     2005       2004        2005       2004
                                                   --------   --------    --------   --------
                                                                  (Unaudited)
METALS RECYCLING BUSINESS:
Ferrous recycled metal sales
prices ($/ton) (1,2)
     Domestic                                        $ 220      $ 168       $ 221      $ 150
     Export                                          $ 247      $ 154       $ 246      $ 150
     Average                                         $ 240      $ 158       $ 238      $ 150

Ferrous recycled metal shipments
(tons in thousands) (2)
     To Steel Manufacturing Business                   110        132         269        290
     To other unaffiliated domestic customers            9         14          26         29
     To export customers                               357        355         652        591
                                                    ------     ------      ------     ------
           Total ferrous recycled metal                476        501         947        910
                                                    ======     ======      ======     ======
Nonferrous metal shipments (pounds in thousands)    30,900     24,900      60,300     53,200
                                                    ======     ======      ======     ======
AUTO PARTS BUSINESS
Number of stores open at quarter end                    30         23          30         23

                        SCHNITZER STEEL INDUSTRIES, INC.

                                                      For the Three          For the Six
                                                      Months Ended           Months Ended
                                                   -------------------    -------------------
                                                   Feb. 28,    Feb. 29,   Feb. 28,   Feb. 29,
                                                     2005       2004        2005       2004
                                                   --------   --------    --------   --------
                                                                  (Unaudited)
STEEL MANUFACTURING BUSINESS:
Average sales price ($/ton ) (1,2)                   $ 517      $ 351       $ 525      $ 331

Finished steel products sold
     (tons in thousands) (2)                           125        162         251        325

JOINT VENTURES:
Ferrous recycled metal shipments
(tons in thousands) (2)
     Processed                                       1,050        828       1,979      1,502
     Brokered                                          722        623       1,472      1,301
                                                     -----      -----       -----      -----
                                                     1,772      1,451       3,451      2,803
                                                     =====      =====       =====      =====

(1) The Company reports revenues that include shipping costs billed to customers. However, average net selling prices are shown net of shipping costs.

(2) Tons for ferrous recycled metals are long tons (2,240 pounds) and for finished steel products are short tons (2,000 pounds).


SECOND QUARTER FISCAL 2005 COMPARED TO SECOND QUARTER FISCAL 2004

RESULTS OF OPERATIONS
---------------------

During the second quarter of fiscal 2005, the Company's operations improved dramatically compared to the second quarter of fiscal 2004 as a result of higher pricing for its products, which is directly a result of strong worldwide consumption of both recycled metal and finished steel products.

The results of operations of the Company depend in large part upon demand and prices for recycled metals in world markets and steel products in the Western United States. Beginning in fiscal 2004, and continuing into the first half of fiscal 2005, strong worldwide demand combined with a tight supply of recycled metals created significant price volatility and drove the Metals Recycling Business' average selling prices to unprecedented highs. Market prices for recycled ferrous metals fluctuate periodically and have a significant impact on the results of operations for the wholly-owned operations and Joint Ventures in the metals recycling business.

The Auto Parts Business purchases used and salvaged vehicles, sells parts from those vehicles through its retail facilities and wholesale operations and sells the remaining portion of the vehicles to metal recyclers. The Auto Parts Business has acquired seven new stores since the end of the second fiscal quarter of last year, which represents a 30% increase in the number of stores. These new stores have led to increases in both retail and wholesale revenues and operating income. In addition, revenues for the wholesale product lines are principally affected by commodity prices and shipping schedules. As mentioned earlier in the discussion regarding the Metals Recycling Business, recycled metal prices have increased dramatically over the last year, which increased the revenues and profits of the Auto Parts Business. The self-service retail operations are somewhat seasonal and affected by weather conditions and promotional events. Since the stores are open to the natural elements, during periods of prolonged wet, cold or extreme heat, the retail business tends to slow down due to the difficult customer working conditions. As a result, the Company's first and third fiscal quarters tend to generate the most retail sales and the second and fourth fiscal quarters are the slowest in terms of retail sales.

                        SCHNITZER STEEL INDUSTRIES, INC.

The Steel Manufacturing Business' sales volumes normally decline to their lowest levels during the Company's second fiscal quarter of each year due to adverse weather conditions that slow demand. In addition, the Steel Manufacturing Business' sales volumes were unusually low during the second quarter of fiscal 2005 due to abnormally high inventory levels held by its customers who fabricate and distribute steel. Throughout the second half of fiscal 2004, demand and selling prices for finished steel grew quickly. The rise in selling prices caused many fabricators and distributors to buy ahead of end user demand in anticipation of even higher prices. This buying pattern resulted in unusually high market inventory levels of finished steel. In anticipation of seasonal declines in consumption that occur in the late fall and winter months, many distributors and fabricators reduced their steel purchases to balance their inventories. At the same time, West Coast steel manufacturers (including the Company) built inventory levels in anticipation of the spring construction period. Sales volumes of rebar and wire rod products were adversely affected by rising levels of imports in the second quarter. The Company believes that the rise in import levels is attributable to the increase in selling prices in the West Coast market, which potentially allow the import sales to be more profitable to the foreign companies. The increased supply of imports on the West Coast caused market prices to drop significantly on 20-foot rebar segments and to a lesser degree on wire rod products.

The Company's steel mill successfully completed the installation of a new electric arc furnace in December 2004. It is anticipated that the new furnace will improve productivity of the mill as well as reduce operating costs, including the consumption of electricity. To date, the new furnace is performing well and exceeding productivity expectations.

REVENUES. Consolidated revenues for the quarter ended February 28, 2005 increased $54.1 million or 34% to $215.7 million from $161.6 million in the second quarter of fiscal 2004. Revenues in the second quarter of fiscal 2005 increased for all Company business segments primarily as a result of increased prices and demand in the worldwide ferrous metals market. Significant improvements in world wide demand, coupled with higher raw material cost, led to increases in selling prices for finished steel products sold by the Steel Manufacturing Business. The Auto Parts Business benefited from the increased ferrous metals prices in the sales of autobodies and higher core sale revenues. In addition, the Auto Parts Business acquired three retail locations in Canada in the third quarter of fiscal 2004 and four retail locations in the United States in January 2005 that added revenue and operating income to the segment over the prior year.

The Metals Recycling Business generated revenues of $152.1 million for the quarter ended February 28, 2005, before intercompany eliminations, which was an increase of $42.8 million or 39% over the same period of the prior year. Ferrous revenues increased $38.1 million, or 40%, to $133.6 million as a result of higher average selling prices net of shipping cost (average net selling prices) and higher shipping costs billed to customers, partially offset by a decrease in the volume sold. The average net sales price for ferrous metals for the second quarter increased 52% to $240 per ton, which represents $39.2 million of the revenue increase over the prior year quarter. The cost of freight that was included in revenues increased by $2.9 million over the fiscal 2004 second quarter due primarily to higher ocean chartering costs. Average export shipping costs increased 17% over the prior year quarter. Total ferrous sales volumes decreased by approximately 25,300 tons or 5%, which represents a decrease in revenue of $4.0 million from the prior year quarter and was primarily due to normal variation in the timing of when orders are received and ultimately sold.

Sales to the Steel Manufacturing Business decreased 21,800 tons, or 17%, to 110,000 tons as a result of the installation of a new furnace at the Steel Manufacturing Business during December 2004. During the furnace installation, melt shop production halted, which led to a decreased need for scrap metals. The decreased sales volume to the Steel Manufacturing Business was temporary. The new furnace has caused a modest increase in the rate of scrap consumption at the Steel Mill.

                        SCHNITZER STEEL INDUSTRIES, INC.

Revenue from nonferrous metal sales increased $4.9 million over the prior year second quarter which was a result of a $0.06 or 13% increase in average net sales price to $0.54 per pound and a 6 million pound or 24% increase in the pounds shipped. The increase in sales price per pound was a result of increased Asian demand for nonferrous metals. The increase in pounds shipped over the prior year second quarter was a result of more scrap metals being processed through the Company's shredders as well as the implementation of a system to improve recovery of nonferrous metals from the shredding process. Nonferrous metals are a byproduct of the shredding process, and quantities available for shipment are affected by the volume of materials processed in the Company's shredders.

The Auto Parts Business generated revenue of $24.4 million, before intercompany eliminations, for the quarter ended February 28, 2005, which was an increase of $7.2 million or 42% over the same period of the prior year. This increase was a result of higher wholesale revenues driven by higher average sales prices for scrapped autobodies due to rising ferrous recycled metal prices and higher core sale revenues in both the Company's recently acquired and existing store locations. In addition, retail revenues increased as a result of the acquisition of three retail store locations in Canada in March 2004 and four retail store locations in the United States in January 2005 and, to a lesser extent, same store sales improvement.

The Steel Manufacturing Business generated revenues of $66.8 million for the quarter ended February 28, 2005, which is an increase of $7.0 million, or 12% over the prior year quarter. The average net selling price increased $166 per ton, or 47% to $517 per ton, which represents a $20.7 million revenue increase. The increase in average net selling prices was due to a combination of factors including increased steel consumption. Sales volumes decreased 23% to 125,000 tons, which reduced revenues by $13.2 million. The lower sales volume during the second quarter of fiscal 2005 was primarily due to abnormally high inventory levels held by fabricators and distributors of steel, as discussed above, and the impact of lower priced imports from Asia on certain lengths of rebar and wire rod products. Many of the Company's customers used the normal seasonal decline in consumption during the winter months to reduce their inventory levels.

COST OF GOODS SOLD. Consolidated cost of goods sold increased $18.9 million or 14% for the second quarter ended February 28, 2005, compared with the same period last year. Cost of goods sold decreased as a percentage of revenues from 84% to 72%. Gross profit increased $35.3 million to $61.2 million during the latest quarter compared to the prior year quarter driven by profit margin improvements at the Company's Metals Recycling, Auto Parts and Steel Manufacturing Business segments.

Cost of goods sold for the Metals Recycling Business increased $16.2 million or 18% to $107.6 million. As a percentage of revenues, cost of goods sold decreased compared with the second quarter of fiscal 2004 from 84% to 71%. Gross profit increased by $26.5 million to $44.5 million. The increase in gross profit was primarily attributable to higher average net selling prices per ton and to inventory write-ups which were partially offset by lower sales volumes. During the second quarter of 2005, several piles of ferrous metal inventory were fully utilized revealing higher inventory volumes than the Company had previously estimated, resulting in a decrease in cost of goods sold of $5.4 million for the inventory adjustments. Compared with the second quarter of last year, the average ferrous metals cost of sales per ton increased 22% due primarily to higher purchase costs for unprocessed ferrous metals. Generally, a change in the cost of unprocessed metal has a strong correlation to changes in the average selling price. Thus, as selling prices rose compared with last year's quarter, so did the cost of unprocessed metal.

The Auto Parts Business' cost of goods sold increased $4.3 million or 42% during the second quarter of fiscal 2005 as compared to the cost of goods sold for the fiscal 2004 second quarter. The higher cost of sales was primarily due to higher car purchase costs that resulted from higher scrap metal prices and the addition of seven new stores since last year. As a percentage of revenues, cost of goods sold remained consistent with the prior year quarter. Gross profit increased $2.9 million or 41% over the prior year quarter due to increased wholesale revenue earned from the higher market rates for scrap metals coupled with new store acquisitions.

                        SCHNITZER STEEL INDUSTRIES, INC.

The Steel Manufacturing Business' cost of goods sold increased $4.2 million or 8% during the second quarter of fiscal 2005 as compared to the cost of goods sold for the fiscal 2004 second quarter. As a percentage of revenues, cost of goods sold decreased compared with the second quarter of fiscal 2004 from 94% to 91%. Average cost of goods sold per ton increased $137 per ton or 42% compared to the prior year quarter, which was primarily caused by higher raw material costs for recycled metal and alloys and effects of the melt shop shutdown in December 2004. As this increase in cost of sales was more than offset by the $166 per ton increase in average net selling price, gross profit improved by $2.7 million, to $6.2 million for the quarter. The Steel Mill incurred approximately $5.0 million in costs during the second quarter of fiscal 2005 related to the melt shop shut down and furnace replacement project completed in December 2004.

JOINT VENTURES. The Joint Ventures in the metals recycling business predominantly sell recycled ferrous and nonferrous metals. Revenues for this segment in the second quarter of fiscal 2005 increased $229.7 million or 65% compared with the prior year quarter primarily due to a 49% higher average net selling price per ton and a 21% increase in the volume of ferrous recycled metal sold, over the prior year quarter. The increase in average net selling price per ton was due to primarily the same supply and demand circumstances described earlier for the Company's wholly-owned businesses.

The Company's share of Joint Venture operating income for the second quarter of fiscal 2005 increased to $16.2 million from $8.7 million in the second quarter of fiscal 2004. The increase in income from these Joint Ventures was primarily caused by higher selling prices and volumes. The Company's share of operating income from the global brokering joint venture decreased from $3.2 million in the second quarter of fiscal 2004 to $2.8 million in the second quarter of fiscal 2005, a 12% decrease. The Company's share of joint venture operating income in the second quarter of fiscal 2005 included a charge of $2.6 million for its share of estimated environmental costs. During the second quarter of fiscal 2005, in connection with the negotiation of a possible transaction for the split-up of the Company's metals recycling joint ventures with Hugo Neu Corporation, the Company conducted an environmental due diligence investigation of certain joint venture businesses it proposes to directly acquire, and identified certain environmental risks for which estimated remediation costs were accrued. The Company's share of joint venture operating income also included an estimated $1.0 million from a joint venture contract with New York City for the processing and disposal of curbside recycling materials that commenced in April 2004. The contract with New York City is an interim contract, and the Company's present intention is not to participate in the anticipated long-term contract. Therefore, the income stream from this contract could end at any time.

GENERAL AND ADMINISTRATIVE EXPENSE. Compared with the second quarter of fiscal 2004, general and administrative expense for the same quarter this fiscal year increased $2.7 million or 29%. Approximately $1.1 million of the change is related to increased headcount, primarily in the Auto Parts Business for development of its management infrastructure to allow growth of this business segment, and higher bonus accruals due to increased profitability. In addition, the Company incurred increased expenses for Sarbanes-Oxley compliance and other professional fees, including $0.7 million related to the Audit Committee's investigation of payment practices in the Far East as discussed in Note 5 to the condensed consolidated financial statements. As a percentage of revenues, general and administrative expense has decreased by 0.2% percentage points, from 5.8% to 5.6% due to spreading these expenses over higher revenues.

ENVIRONMENTAL MATTER. During the second quarter of fiscal 2005, the Company recorded environmental charges of $7.7 million for additional estimated costs related to the ongoing remediation of the head of the Hylebos Waterway adjacent to the Company's Tacoma, Washington metals processing facility. An estimate of this liability was initially recognized as part of the 1995 acquisition of the Tacoma facility. The cost estimate was based on the assumption that dredge removal of contaminated sediments would be accomplished within one dredge season during July 2004 - February 2005. However, due to a variety of factors, including equipment failures, dredge contractor operational issues and other dredge related delays, the dredging was not completed during the first dredge season. As a result, the Company increased its environmental accrual by $7.7 million related to this project primarily to account for additional estimated costs to complete this work during a second

                        SCHNITZER STEEL INDUSTRIES, INC.

dredging season. The Company has asserted a claim for relief from the dredge contractor to seek relief for a significant portion of the increased costs, and is currently engaged in mediation of this dispute. However, generally accepted accounting principles do not allow the Company to recognize the benefits of any such relief until receipt is highly probable.

INTEREST EXPENSE. Interest expense for the second quarter of fiscal 2005 decreased 29% to $0.3 million compared with the second quarter of fiscal 2004. The decrease was a result of lower average debt balances during the fiscal 2005 second quarter compared with the fiscal 2004 quarter.

INCOME TAX PROVISION. The tax rate of 34.8% for the second quarter of fiscal 2005 was higher than the 19% rate for the same quarter last year for two main reasons. First, the Extraterritorial Income Exclusion (ETI) tax benefit on export sales is projected to decrease. Secondly, last year's tax rate benefited from the final release of a valuation allowance that had once offset net operating losses. The 34.8% rate approximates the 35% Federal statutory rate because the projected ETI benefits are largely offset by the projected state income taxes.


FIRST HALF OF FISCAL 2005 COMPARED TO FIRST HALF OF FISCAL 2004

RESULTS OF OPERATIONS
---------------------

REVENUES. Consolidated revenues for the six months ended February 28, 2005 increased $124.7 million or 43% to $414.7 million from $290.0 million for the same period last year. The higher revenues were attributed to higher average selling prices for the Metals Recycling Business and the Steel Manufacturing Business and higher wholesale revenues for the Auto Parts Business. In addition, the Metals Recycling Business had an overall increase in the volume of ferrous metals shipped over the prior year period. Revenues in the first half of fiscal 2005 increased for all Company business segments primarily as a result of increased prices and demand in the worldwide ferrous metals market. Significant improvements in demand, coupled with higher raw material cost led to increases in selling prices for finished steel products sold by the Steel Manufacturing Business. The Auto Parts Business benefited from the increased ferrous metals prices in the sales of autobodies and higher core sale revenues. In addition, the Auto Parts Business acquired three retail locations in Canada in the third quarter of fiscal 2004 and four retail locations in the second quarter of fiscal 2005 that added both revenue and operating income to the segment over the prior year.

The Metals Recycling Business generated revenues of $296.6 million for the six month period ended February 28, 2005, before intercompany eliminations, which was an increase of $107.7 million or 57% over the same period of the prior year. Ferrous revenues increased $99.0 million, or 61% to $260.5 million as a result of higher average selling prices net of shipping cost (average net selling prices), higher shipping costs billed to customers and an increase in the volume sold. The average net sales price for ferrous metals increased 59% to $238 per ton, which represents $83.6 million of the revenue increase over the prior year six month period. The cost of freight that was included in revenues increased by $9.8 million over the six month period ended February 28, 2004 due primarily to higher ocean chartering costs. Average export shipping costs increased 27% over the same period in the prior year period. Total ferrous sales volumes increased by approximately 37,000 tons or 4%, which represents $5.5 million of the revenue increase over the prior year six month period and was primarily due to normal variation in the timing of when orders are received and ultimately sold.

Sales to the Steel Manufacturing Business decreased by 20,000 tons or 7% to 269,000 tons due to a temporary closure of the steel mill melt shop while a new furnace was installed in December 2004. Nonferrous revenue increased $8.1 million or 33% to $32.6 million due primarily to higher average selling prices. The average net nonferrous selling price in the six months ended February 28, 2005 was $0.53 per pound, an increase of $0.07 per pound or 16%. In addition, sales volume increased 13% to 60.3 million pounds. The increases in average selling price and volume are related to strong worldwide demand, especially from Asia.

                        SCHNITZER STEEL INDUSTRIES, INC.

The Auto Parts Business generated revenue of $47.8 million, before intercompany eliminations, for the six months ended February 28, 2005, which is an increase of $12.9 million or 37% over the same period of the prior year. This increase was a result of higher wholesale revenues driven by higher average sales prices for scrapped autobodies due to rising ferrous recycled metal prices and higher core sale revenues in both the Company's recently acquired and existing store locations. In addition, retail revenues increased as a result of the acquisition of three retail store locations in March 2004 and four retail store locations in January 2005.

The Steel Manufacturing Business generated revenues of $136.8 million for the six months ended February 28, 2005, which was an increase of $23.8 million, or 21% over the same period of the last fiscal year. The average net selling price increased $195 per ton, or 59% to $526 per ton, which represents a $48.9 million revenue increase. The increase in average net selling prices was due to a combination of factors including increased worldwide steel consumption. However, sales volumes decreased 23% to 251,000 tons, which reduced revenues by $24.5 million. The lower sales volume during the first half of fiscal 2005 was primarily due to abnormally high inventory levels held by fabricators and distributors of steel, as discussed above. Many of the Company's customers are using the normal seasonal decline in consumption during the winter months to reduce their inventory levels. In addition, Asian imports to the West Coast have created market pressure to grant price concessions on certain lengths of rebar and wire rod.

COST OF GOODS SOLD. Consolidated cost of goods sold increased $51.1 million or 21% for the six months ended February 28, 2005, compared with the same period last year. Cost of goods sold decreased as a percentage of revenues from 84% to 71%. Gross profit increased $73.6 million to $121.2 million during the latest six month period compared to the same period in the prior year, driven by profit margin improvements at the Company's Metals Recycling and Steel Manufacturing Business segments.

Cost of goods sold for the Metals Recycling Business increased $56.2 million or 36% to $212.8 million. As a percentage of revenues, cost of goods sold decreased compared with the first six months of fiscal 2004 from 83% to 72%. Gross profit increased by $51.5 million to $83.8 million. The increase in gross profit was primarily attributable to higher average net selling prices per ton, a decrease in cost of goods sold related to inventory adjustments and higher sales volumes. Compared with the first six months of last year, the average ferrous metals cost of sales per ton increased 31% due primarily to higher purchase costs for unprocessed ferrous metals. Generally, a change in the cost of unprocessed metal has a strong correlation to changes in the average selling price. Thus, as selling prices rose compared with last first half, so did the cost of unprocessed metal.

The Auto Parts Business' cost of goods sold increased $7.4 million or 36% during the first half of fiscal 2005 as compared to the cost of goods sold for the same period of last fiscal year. The higher cost of sales was primarily due to higher car purchase costs that resulted from higher scrap metal prices and the addition of seven new stores since last year. As a percentage of revenues, cost of goods sold remained consistent with the prior year. Gross profit increased $5.4 million or 38% over the first half of the prior year related to increased wholesale revenue earned from the higher market rates for scrap metals.

The Steel Manufacturing Business' cost of goods sold increased $8.0 million or 7% during the first half of fiscal 2005 as compared to the cost of goods sold for the first half of fiscal 2004. As a percentage of revenues, cost of goods sold decreased compared with the first half of fiscal 2004 from 96% to 85%. The average cost of goods sold per ton increased $128 per ton or 40% compared to the prior year six month period, which was primarily caused by higher raw material costs for recycled metal and alloys and the effects of the melt shop shut down in December 2004. The increase in cost of sales was more than offset by the $195 per ton increase in average net selling price, and gross profit improved by $15.8 million, to $20.0 million for the six month period ended February 28, 2005.

                        SCHNITZER STEEL INDUSTRIES, INC.

JOINT VENTURES. The Joint Ventures in the metals recycling business predominantly sell recycled ferrous and nonferrous metals. Revenues for this segment in the first half of fiscal 2005 increased $492.6 million or 79% compared with the same period last year primarily due to a 60% higher average net selling price per ton and a 28% increase in the volume of ferrous recycled metal sold, over the prior year period. The increase in the average net selling price per ton was due to the same supply and demand circumstances described earlier for the Company's wholly-owned businesses.

The Company's share of Joint Venture operating income for the first six months of fiscal 2005 increased to $36.7 million from $14.6 million in the first half of fiscal 2004. The increase in income from these Joint Ventures was primarily caused by higher selling prices and volumes. The Company's share of operating income from the global brokering joint venture increased from $5.1 million in the first half of fiscal 2004 to $7.0 million in the first half of fiscal 2005, a 38% increase. The Company's share of joint venture operating income in the first half of fiscal 2005 included a charge of $2.6 million for its share of environmental costs. During the first half of fiscal 2005, in connection with the negotiation of a possible transaction for the split-up of the Company's metals recycling Joint Ventures with Hugo Neu Corporation, the Company conducted an environmental due diligence investigation of certain of its joint venture businesses it proposes to directly acquire, and identified certain environmental risks for which estimated remediation costs were accrued. The Company's share of joint venture operating income in the first half of fiscal 2005 also included an estimated $2.6 million from a joint venture contract with New York City for the processing and disposal of curbside recycling materials that commenced in April 2004. The contract with New York City is an interim contract, and the Company's present intention is not to participate in the anticipated long-term contract. Therefore, the income stream from this contract could end at any time.

GENERAL AND ADMINISTRATIVE EXPENSE. Compared with the first six months of fiscal 2004, general and administrative expense for the same period this fiscal year increased $5.1 million or 29%. Approximately $2.1 million of the change is related to increased headcount primarily in the Auto Parts Business for development of its management infrastructure to allow growth of this business segment. In addition, the Company incurred increased expenses related to Sarbanes-Oxley compliance and other professional fees including $0.9 million related to the Audit Committee's investigation of payment practices in the Far East. As a percentage of revenues, general and administrative expense has decreased by 0.6% percentage points, from 6.1% to 5.5% due to spreading these expenses over higher revenues.

ENVIRONMENTAL MATTER. During the first half of fiscal 2005, the Company recorded environmental charges of $8.2 million for additional estimated costs related to the ongoing remediation of the head of the Hylebos Waterway adjacent to the Company's Tacoma, Washington metals processing facility. An estimate of this liability was initially recognized as part of the 1995 acquisition of the Tacoma facility. The cost estimate was based on the assumption that dredge removal of contaminated sediments would be accomplished within one dredge season during July 2004 - February 2005. However, due to a variety of factors, including equipment failures, dredge contractor operational issues and other dredge related delays, the dredging was not completed during the first dredge season. As a result, the Company increased its environmental accrual by $8.2 million related to this project primarily to account for additional estimated costs to complete this work during a second dredging season. The Company has asserted a claim for relief from the dredge contractor to seek relief for a significant portion of the increased costs, and is currently engaged in mediation of this dispute. However, generally accepted accounting principles do not allow the Company to recognize the benefits of any such relief until receipt is highly probable.

INTEREST EXPENSE. Interest expense for the first half of fiscal 2005 decreased 32% to $0.6 million compared with the first half of fiscal 2004. The decrease was a result of lower average debt balances during the first six months of fiscal 2005 compared with the same period in fiscal 2004.

                        SCHNITZER STEEL INDUSTRIES, INC.

INCOME TAX PROVISION. The tax rate of 34.8% for the first six months of fiscal 2005 was higher than the 23% rate for the same period last year for two main reasons. First, the Extraterritorial Income Exclusion (ETI) tax benefit on export sales is projected to decrease. Secondly, last year's tax rate benefited from the final release of a valuation allowance that had once offset net operating losses. The 34.8% rate approximates the 35% Federal statutory rate because the projected ETI benefits are largely offset by the projected state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations for the six months ended February 28, 2005 was $25.7 million compared with $36.4 million for the same period in the prior fiscal year. The decrease in cash flow from operations was primarily related to an increase in inventories and accounts receivable. Inventories at the Steel Manufacturing Business increased $23.9 million or 63% over the prior year, led by finished goods inventory. The increase was a result of lower sales volume due to normal seasonality that slows demand and the rebalancing of inventory levels by distributors and fabricators in the first half of fiscal 2005. Even though sales volumes were low, the Company continued to manufacture finished steel products in order to meet anticipated demand for the spring construction season. Accounts receivable balances were higher due to higher average sales prices and timing of when export metal shipments are made and the payments from customers are collected. The effect of these is partially offset by a significant improvement in net income from the Company's wholly-owned operations.

Capital expenditures for the six months ended February 28, 2005 were $15.2 million compared with $10.9 million during the first six months of fiscal 2004. The increase was largely due to improvement projects at the Company's Oakland, California recycling facility and the furnace installation at the Company's steel mill. The Company expects to spend approximately $33.0 million on capital improvement projects during the remainder of fiscal 2005.

Accrued environmental liabilities as of February 28, 2005 were $24.9 million. Over the next 12 months, the Company expects to pay approximately $9.4 million relating to previously accrued remediation projects including the remediation on the Hylebos Waterway as discussed in Note 4 to the consolidated condensed financial statements. Additionally, the Company anticipates future cash outlays as it incurs the actual cost relating to the remediation of identified environmental liabilities. The future cash outlays are anticipated to be within the amounts established as environmental liabilities.

As of February 28, 2005, the Company had a committed unsecured bank credit facility totaling $150 million that matures in May 2006. The credit facility contains a provision whereby the Company may, upon obtaining consent of the bank group, extend the term of the agreement by one year to May 2007. The Company has provided notice of its intention to request such an extension and the bank group has agreed to the request. The extension is subject to the Company providing standard representations and warranties as of the May 2006 original maturity date. The Company currently anticipates it will be able to provide the required representations and warranties and the agreement will be extended. The Company also has additional unsecured credit lines totaling $20 million, which are uncommitted. The Company's debt agreements have certain restrictive covenants. As of February 28, 2005, the Company had aggregate bank borrowings outstanding under these facilities of $40.0 million and was in compliance with such covenants.

In July 2002, the Company's metals recycling joint ventures with Hugo Neu Corporation entered into a revolving credit facility (JV Credit Facility) with a group of banks for working capital and general corporate purposes. Prior to that time, the joint ventures' working capital and other cash needs had been met by advances provided equally by the Company and its partner, Hugo Neu Corporation. During February 2004, the facility was increased to $110 million. The JV Credit Facility expires on July 31, 2005 and is secured by the inventory and receivables of the joint venture businesses. The Company is not a guarantor of the JV Credit Facility. The JV Credit Facility has a number of covenants and restrictions, including restrictions on the level of distributions to the joint venture partners. The joint ventures were in compliance with these covenants as of February 28, 2005. As of February 28, 2005, $12.9

                        SCHNITZER STEEL INDUSTRIES, INC.

million was outstanding under the JV Credit Facility. The decline in borrowings outstanding of $70.0 since November 30, 2004 was primarily the result of strong earnings from the joint venture businesses and reductions in inventories. Upon expiration of the JV Credit Facility, the Company and its partner will need to revert to funding the cash needs of the joint ventures on an equal basis.

The joint venture agreements allow for distributions to the joint venture partners. Over the eighteen month period ended February 28, 2005, the Company recorded $98.2 million in operating income representing its share in the earnings of joint ventures. During the six months ended February 28, 2005, the joint ventures distributed cash of $40.0 million to the Company. The difference between the operating income recognized by the joint ventures and cash distributions received has been utilized by the joint ventures to fund expansion of working capital, business growth, and investment in state-of-the-art equipment to improve the efficiencies and capabilities of their business.

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

Pursuant to a stock repurchase program, the Company is authorized to repurchase up to 3.0 million shares of its stock when the market price of the Company's stock is not reflective of management's opinion of an appropriate valuation of the stock. Management believes that repurchasing shares under these conditions enhances shareholder value. During the first six months of fiscal 2005, the Company made no share repurchases. As of February 28, 2005, the Company had repurchased a total of 1.3 million shares under this program.

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

OUTLOOK. Recycled metals markets continue to experience significant price volatility; however, consumption remains strong. Based upon the Company's wholly-owned Metals Recycling Businesses' current order backlog, contracted average selling prices that are expected to be shipped in the third quarter of fiscal 2005 are anticipated to be slightly lower than the amounts reported in its second fiscal quarter of fiscal 2005. The Metals Recycling Business' third quarter 2005 ferrous sales volume is anticipated to be in the 430,000 to 475,000 ton range. Ocean freight rates remain high from a historical context and are expected to approximate second quarter 2005 levels. The cost of unprocessed ferrous metal also remains very competitive and volatile, which may adversely impact third quarter 2005 margins.

The joint venture processors in the metals recycling business are expected to experience similar market trends as the Company's wholly-owned Metals Recycling Business; however, their financial results may vary depending on geographical locations, competition and other factors. The joint venture businesses located on the Northeastern seaboard of the United States experienced unusually harsh and prolonged winter weather over the last few months, which reduced the inbound flow of recycled metal into the processing facilities. The reduced flow is anticipated to reduce third quarter sales volumes.

                        SCHNITZER STEEL INDUSTRIES, INC.

The Auto Parts Business generally experiences one of its strongest periods for retail demand during the Company's third fiscal quarter due to improving weather conditions allowing customers greater access to parts inventory. The Auto Parts Business continues to experience increasing costs to procure inventory due to rising ferrous metal prices. This trend is expected to continue into the third quarter of fiscal 2005 and may impact margins.

The Steel Manufacturing Business's sales volumes have been abnormally low over the last two fiscal quarters as its customers, steel distributors and fabricators, reduced their inventories. During this time, we understand end user consumption remained good. Sales volumes during the first month of the Company's third fiscal quarter rebounded and are strong today. It is anticipated that third quarter 2005 sales volumes will approximate last year's third quarter levels. Third quarter 2005 average sales prices are anticipated to approximate the average prices realized during the second quarter. Steel conversion costs are expected to decline in the third quarter as production levels improve over the second quarter; however, rising alloy, refractory and electrode costs are expected to partially reduce the benefits received from the increased productivity.

On May 5, 2004, the Company announced its intention to explore strategic alternatives for its Steel Manufacturing Business, including the possible sale or merger of the business. Since this time, the Company actively marketed the mill for sale, but was unable to achieve acceptable terms to effect a sale. The Company continues to believe that the Steel Manufacturing Business is not a long-term strategic asset, but believes the current business prospects are attractive. Accordingly, the Company plans to continue to operate and maintain this business into the foreseeable future and will review strategic alternatives in the future as opportunities arise.

The Company's effective third quarter tax rate is expected to approximate 35%.

The Company estimates its third quarter 2005 operating income to be in the $46 million to $53 million range. This amount compares to operating income of $67.3 million reported for the third quarter of fiscal 2004.

Over the last few years, the Company has provided in its quarterly reports a range of its estimated operating income for the next quarter to assist the public in understanding its business trends. The Company recently assessed this practice in consultations with its financial and legal advisers, reviewed reporting trends of other publicly traded companies, and determined that it will no longer provide quantitative earnings guidance beginning with future reports. It will however, continue to provide qualitative guidance in future reports.


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

                        SCHNITZER STEEL INDUSTRIES, INC.

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

The Company expects to continue to experience seasonal fluctuations in its revenues and net income. Revenues can fluctuate significantly quarter to quarter due to factors such as the seasonal slowdown in the construction industry, which is an important buyer of the Company's finished steel products. In addition, weather and economic conditions n the United States and abroad can also cause fluctuations in revenue and net income.

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

Additionally, the Auto Parts Business is subject to a number of other risks that could prevent it from maintaining or exceeding its current levels of profitability, such as volatile supply and demand conditions affecting prices and volumes in the markets for its products, services and raw materials; environmental issues; local and worldwide economic conditions; increasing competition; changes in automotive technology; the ultimate success of the Company's growth and acquisition plans; ability to build the infrastructure to support the Company's growth plans; and business integration and management transition issues.

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

                        SCHNITZER STEEL INDUSTRIES, INC.

From time to time, both the United States and foreign governments impose regulations and restrictions on trade in the markets in which the Company operates. In the second quarter of fiscal 2005, the Company received a certificate from China that allows the Company to continue shipping recycled metals into China. The certificate is part of a process designed to ensure safe industrial and agricultural production in China. Also, it is not unusual for various constituencies to petition government entities to impose new restrictions or change current laws. If imposed, these restrictions could affect the Company's margins as well as its ability to ship goods to foreign customers. Alternatively, restrictions could also affect the global availability of ferrous recycled metals, thereby affecting the Company's volumes and margins. As a result, it is difficult to predict what, if any, impact pending or future trade restrictions will have on the operations of the Company.

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

The Auto Parts Business competes with both full-service and self-service auto dismantlers as well as larger well financed more traditional retail auto parts chains for retail customers. Periodically, the Auto Parts Business increases prices, which may affect customer flow and buying patterns. Additionally, in markets where the Company has only a few stores, it does not have the same pricing power it experiences in markets where it has more than one store in which it operates. As this segment expands, the Company may experience new competition from others attempting to replicate the Company's business model. The ultimate impact of these dynamics cannot be predicted. Also, the business competes for its automobile inventory with other dismantlers, used car dealers, auto auctions and metal recyclers. Inventory costs can fluctuate significantly depending on market conditions and prices for recycled metal.

The domestic steel industry also is highly competitive. Steel prices can be highly volatile and price is a significant competitive factor. The Company competes domestically with several steel producers in the Western United States for sales of its products. In recent years, the Company has experienced significant foreign competition, which is sometimes subsidized by large government agencies. There can be no assurance that such competition will not increase in the future. In the spring of 2002, the U.S. Government imposed anti-dumping and countervailing duties against wire rod products from eight foreign countries. These duties have assisted the Company in increasing sales of wire rod products; any expiration or termination of the duties could have a corresponding adverse effect. The Company has experienced increased competition for certain products by foreign importers during fiscal 2005. The Company believes that the rise in import levels is attributable to the increase in selling prices in the West Coast market, which potentially allow the import sales to be more profitable to the foreign companies.

The steel manufacturing industry has been consolidating over the last several years and as a result several west coast manufacturing facilities have been closed and remain idle. Any future start-up of operations of the currently idle facilities could negatively impact the Company's recycled metal and finished steel markets, prices, margins and potentially, cash flow.

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

                        SCHNITZER STEEL INDUSTRIES, INC.

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

Union Contracts: The Company has a number of union contracts that expire in fiscal year 2005. Labor contract negotiations opened during the second quarter of fiscal 2005 with the union at the Steel Manufacturing Business. If the Company is unable to reach agreement on the terms of a new contract with any of these unions, the Company could be subject to work slowdowns or work stoppages.

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

In recent years, the Company's relationship with the chief executive officer of HNC, its most significant joint venture partner, has deteriorated. There have been disagreements regarding business decisions as well as personality clashes, but the Company does not believe that these issues have materially affected the operations or operating results of the joint ventures, which have shown dramatic financial improvement since fiscal 2000. The Company is currently disputing HNC's recent unilateral assertion of a right to be paid certain commissions on sales by the joint venture engaged in global brokering of recycled metals, as described in more detail in Note 5 of Notes to Consolidated Financial Statements.

                        SCHNITZER STEEL INDUSTRIES, INC.

The Company believes it desirable for the Company and HNC to end the current joint venture relationships; however, the joint venture agreements do not provide for a mechanism to break up the ventures. The Company and HNC are presently engaged in active negotiation of a possible transaction under which the joint ventures would be terminated and assets divided. There can be no assurance that these negotiations will result in a transaction.

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

Reliance on Key Pieces of Equipment: The Company and its joint venture partners rely on key pieces of equipment in the various manufacturing processes. Key items include the shredders and ship loading facilities at the metals recycling locations and the transformer, furnace, melt shop and rolling mills at the Company's steel manufacturing business, including the electrical power and natural gas supply into all of our locations. If one of these key pieces of equipment were to have a mechanical failure and the Company were unable to correct the failure, revenues and operating impact may be adversely impacted. Where practical, the Company has taken steps to reduce these risks such as maintaining a supply of spare parts, performing a regular preventative maintenance program and maintaining a well trained maintenance team that is capable or making most of the Company's repairs.

Energy Supply: The Company and its joint ventures utilize various energy sources to operate their facilities. In particular, electricity and natural gas currently represent approximately 8% of the cost of steel manufactured for the Company's Steel Manufacturing Business. The Steel Manufacturing Business purchases electric power under a long-term contract from McMinnville Water & Light (McMinnville) which in turn relies on the Bonneville Power Administration
(BPA). Historically, these contracts have had favorable prices and are long-term in nature. The Company's electrical power contract expires in September 2011. On October 1, 2001, the BPA increased its electricity rates due to increased demand on the West Coast and lower supplies. This increase was in the form of a Cost Recovery Adjustment Clause (CRAC) added to BPA's contract with McMinnville. The CRAC is an additional monthly surcharge on selected power charges to recover costs associated with buying higher priced power during the West Coast power shortage. Because BPA can adjust the CRAC every six months, it is not possible to predict future rate changes.

The Steel Manufacturing Business also has a contract for natural gas at $4.50 per MMBTU. The current contract expires on May 31, 2009 and obligates the business to purchase minimum amounts of gas at a fixed rate. Effective November 1, 2004, the natural gas rate was reduced to $4.39 per MMBTU. This is a take or pay contract with a minimum average usage of 3,575 MMBTU per day. Gas not used is sold on the open market and gains or losses are recorded in cost of sales.

                        SCHNITZER STEEL INDUSTRIES, INC.

If the Company is unable to negotiate favorable terms of electricity, natural gas and other energy sources, this could adversely affect the performance of the Company.

Environmental Matters: The Company records accruals for estimated environmental remediation claims. A loss contingency is accrued when the Company's assessment indicates that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company's estimates are based upon currently available facts and presently enacted laws and regulations. These estimated liabilities are subject to revision in future periods based on actual costs, new information or changes in laws and regulations.

Tax Laws: The Company's tax rate the last three years has benefited from state income tax credits, from the federal Extraterritorial Income Exclusion (ETI) on export sales, and from the final releases of a valuation allowance once offsetting the net operating losses that had accompanied a 1996 business acquisition. The Company's present and future tax rates will likely benefit only from the first of these three factors because the recently-enacted American Jobs Creation Act of 2004 (the Act) eliminated the ETI benefit and because there is no further valuation allowance to release. Compensating for the Company's loss of ETI benefit will be the new deduction under the Act for Qualified Production Activities Income, but the effect of this new deduction on the Company's effective tax rate will be not be determinable until final regulations explaining it are issued. Currently, a tax rate between 34% and 37% is projected for fiscal 2005.

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

The Metals Recycling Business relies on ocean freight carriers to deliver product to overseas customers. Given the recent tightness in the ocean freight market, the Company has experienced significant increases in its shipping costs which have adversely affected operating income. Since it is difficult to predict the future costs for shipping the Company's products, actual results could differ materially from forecasts.

The Steel Manufacturing Business relies on the availability of rail cars to transport finished goods to customers and raw materials to the mill for use in the production process. Market demand for rail cars along the west coast has been very high which has reduced the number of rail cars available to the Steel Manufacturing Business to transport finished goods. In addition, adverse weather conditions in California have caused certain rail lines to be damaged. The damaged lines may have an impact on the availability of additional rail cars in the future and may also increase the cost for the Company to deliver its finished steel products to the California construction market. In addition, the Steel Manufacturing Business utilizes rail cars to provide an inexpensive form of transportation for delivering scrap metal to the mill for production. Although the Company expects to be able to maintain an adequate supply of scrap metal, a larger portion of those materials are anticipated to be delivered using trucks. The Company anticipates this change in delivery may lead to increased raw material costs.

Insurance: The cost of the Company's insurance is affected not only by its own loss experience but also by cycles in the insurance market. The Company cannot predict future events and circumstances which could cause rates to materially change such as war, terrorist activities or natural disasters.

                        SCHNITZER STEEL INDUSTRIES, INC.

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


ITEM 4. CONTROLS AND PROCEDURES

Schnitzer Steel Industries, Inc. management, under supervision of the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining disclosure controls and procedures for Schnitzer Steel Industries, Inc. and its subsidiaries. As of February 28, 2005, with the participation of the Chief Executive Officer and the Chief Financial Officer, management completed an evaluation of the Company's disclosure controls and procedures. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that all material information relating to Schnitzer Steel Industries, Inc. and its subsidiaries is made known to them by others within the organization as appropriate to allow timely decisions regarding required disclosures.

There were no changes in the Company's internal control over financial reporting during the second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

The Company's Audit Committee may, as a result of its investigation into Far East payment practices discussed in Part II, Item 1 immediately below, recommend improvements to certain aspects of the Company's internal control over financial reporting and/or disclosure controls and procedures related to Far East transactions.

                        SCHNITZER STEEL INDUSTRIES, INC.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

The Company was advised in 2004 that its practice of paying commissions to the purchasing manager of customers in connection with export sales of recycled ferrous metals to the Far East may raise questions of possible violations of U.S. and foreign laws, and the practice was stopped. Thereafter, the Audit Committee was advised and conducted a preliminary compliance review. On November 18, 2004, on the recommendation of the Audit Committee, the Board of Directors authorized the Audit Committee to engage independent counsel and conduct a thorough, independent investigation and directed that the existence and the results of the investigation be voluntarily reported to the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC), and that the Company cooperate fully with those agencies. The investigation is ongoing, and the DOJ and SEC have been advised of its progress. The investigation is not expected to affect the Company's previously reported financial results, including those reported in this 10-Q. The Company cannot predict the results of the investigation or whether the Company or any of its employees will be subject to any penalties or other remedial actions following completion of the investigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The 2005 annual meeting of the shareholders was held on January 31, 2005. Holders of 21,564,606 shares of the Company's Class A common stock, entitled to one vote per share, and 7,760,636 shares of the Company's Class B common stock, entitled to ten votes per share, were present in person or by proxy at the meeting.

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

     This proposal was approved as follows:

                                   Votes For          Votes Withheld/Against
                                   ---------          ----------------------
     Robert W. Philip              92,358,642                6,812,324
     Kenneth M. Novack             92,332,157                6,838,809
     Gary Schnitzer                92,323,242                6,847,724
     Dori Schnitzer                92,334,584                6,836,382
     Carol S. Lewis                92,333,124                6,837,842
     Scott Lewis                   92,338,216                6,832,750
     Jean S. Reynolds              92,337,096                6,833,870
     Robert S. Ball                98,143,048                1,027,918
     William A. Furman             98,114,153                1,056,813
     Ralph R. Shaw                 98,118,560                1,052,406

                        SCHNITZER STEEL INDUSTRIES, INC.


     2.   To approve the proposed Executive Annual Bonus Plan.

          This proposal was approved by the stockholders with 98,349,947 votes cast for, 786,269 votes cast against and 34,750 abstentions.





ITEM 6. EXHIBITS


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


                                         SCHNITZER STEEL INDUSTRIES, INC.
                                         (Registrant)










Date: April 8, 2005                     By: /s/Barry A. Rosen
      -------------                         -----------------------------
                                            Barry A. Rosen
                                            Vice President, Finance and
                                            Chief Financial Officer