Form 10-Q
period 2005-05-31
SCHNITZER STEEL INDUSTRIES INC
filed 2005-07-08
CIK 912603

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    _________

                                    FORM 10-Q
                                    _________


  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2005 or

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

The Registrant had 22,486,280 shares of Class A Common Stock, par value of $1.00 per share, and 7,985,366 shares of Class B Common Stock, par value of $1.00 per share, outstanding at June 30, 2005.

================================================================================

                                      INDEX




                                                                        PAGE NO.
PART I.   FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets at May 31, 2005
    and August 31, 2004.......................................................3

Condensed Consolidated Statement of Operations for the
    Three Months and Nine Months Ended May 31, 2005 and 2004..................4

Condensed Consolidated Statement of Shareholders' Equity for the
    Year Ended August 31, 2004 and the Nine Months Ended May 31, 2005.........5

Condensed Consolidated Statement of Cash Flows for the
    Nine Months Ended May 31, 2005 and 2004...................................6

Notes to Condensed Consolidated Financial Statements..........................7

Management's Discussion and Analysis of Financial Condition
    and Results of Operations................................................18

Quantitative and Qualitative Disclosures about Market Risk...................37

Controls and Procedures......................................................37



PART II.  OTHER INFORMATION

Legal Proceedings ...........................................................38

Exhibits.....................................................................38


SIGNATURE PAGE...............................................................39

                        SCHNITZER STEEL INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (Unaudited, in thousands, except per share amounts)

                                                                       MAY 31, 2005   AUG. 31, 2004
                                                                       ------------   -------------
                                 Assets
                                 ------
Current assets:
     Cash and cash equivalents                                         $      5,328   $     11,307
     Accounts receivable, less allowance for doubtful
        accounts of $812 and $772                                            49,964         43,444
     Inventories (Note 2)                                                    94,975         80,167
     Deferred income taxes                                                    5,404          5,383
     Prepaid income taxes                                                     5,046             --
     Prepaid expenses and other                                               8,614          6,859
                                                                       ------------   ------------
            Total current assets                                            169,331        147,160

Net property, plant and equipment                                           165,225        138,438

Other assets:
     Investment in and advances to joint venture partnerships               188,262        182,845
     Notes receivable, less current portion                                   1,216          1,337
     Goodwill                                                               151,181        131,178
     Intangibles and other                                                    6,091          5,015
                                                                       ------------   ------------
                                                                       $    681,306   $    605,973
                                                                       ============   ============

                  Liabilities and Shareholders' Equity
                  ------------------------------------
Current liabilities:
     Current portion of long-term debt                                 $        110   $        225
     Accounts payable                                                        36,112         31,881
     Accrued payroll liabilities                                             20,703         20,183
     Current portion of environmental liabilities                             6,205          9,373
     Accrued income taxes                                                       246          4,954
     Other accrued liabilities                                                7,232          7,450
                                                                       ------------   ------------
            Total current liabilities                                        70,608         74,066

Deferred income taxes                                                        24,884         24,884

Long-term debt, less current portion                                         15,442         67,801

Environmental liabilities, net of current portion                            15,598         12,126

Other long-term liabilities                                                   2,335          2,295

Minority interests                                                            6,002          5,921

Commitments and contingencies                                                    --             --

Shareholders' equity:
     Preferred stock--20,000 shares authorized, none issued                      --             --
     Class A common stock--75,000 shares $1 par value
         authorized, 22,482 and 22,022 shares issued and outstanding         22,482         22,022
     Class B common stock--25,000 shares $1 par value
         authorized, 7,986 and 8,306 shares issued and outstanding            7,986          8,306
     Additional paid-in capital                                             126,585        110,177
     Retained earnings                                                      389,254        278,374
     Accumulated  other comprehensive income:
        Foreign currency translation adjustment                                 130              1
                                                                       ------------   ------------
            Total shareholders' equity                                      546,437        418,880
                                                                       ------------   ------------
                                                                       $    681,306   $    605,973
                                                                       ============   ============

              The accompanying notes to the unaudited consolidated financial statements are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (Unaudited, in thousands, except per share amounts)


                                                     FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                    ----------------------------    ----------------------------
                                                    MAY 31, 2005    MAY 31, 2004    MAY 31, 2005    MAY 31, 2004
                                                    ------------    ------------    ------------    ------------
Revenues                                            $    226,789    $    193,750    $    641,496    $    483,729

Operating Expenses:
     Cost of goods sold                                  167,721         140,179         462,787         384,046
     Selling, general and administrative                  15,135          14,269          39,321          32,679
     Environmental matter                                     --              --           8,225              --
                                                    ------------    ------------    ------------    ------------

Income from wholly-owned operations                       43,933          39,302         131,163          67,004

Operating income from joint ventures                      11,152          28,013          47,821          42,634
                                                    ------------    ------------    ------------    ------------

Operating income                                          55,085          67,315         178,984         109,638

Other expense, net:
     Interest expense                                       (110)           (562)           (740)         (1,488)
     Other expense, net                                     (195)           (315)           (555)           (161)
                                                    ------------    ------------    ------------    ------------
                                                            (305)           (877)         (1,295)         (1,649)
                                                    ------------    ------------    ------------    ------------



Income before income taxes and minority interests         54,780          66,438         177,689         107,989

Income tax provision                                     (20,485)        (23,187)        (63,257)        (32,951)
                                                    ------------    ------------    ------------    ------------

Income before minority interests                          34,295          43,251         114,432          75,038

Minority interests, net of tax                              (787)           (737)         (2,007)         (1,797)
                                                    ------------    ------------    ------------    ------------

Net income                                          $     33,508    $     42,514    $    112,425    $     73,241
                                                    ============    ============    ============    ============

     Net income per share - basic:                  $       1.10    $       1.41    $       3.70    $       2.45
                                                    ============    ============    ============    ============

     Net income per share - diluted:                $       1.08    $       1.37    $       3.61    $       2.36
                                                    ============    ============    ============    ============

              The accompanying notes to the unaudited consolidated financial statements are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            (Unaudited, in thousands)



                                   CLASS A                  CLASS B                                      ACCUMULATED
                                COMMON STOCK             COMMON STOCK         ADDITIONAL                   OTHER
                            ---------------------    ---------------------      PAID-IN      RETAINED   COMPREHENSIVE
                             SHARES       AMOUNT      SHARES       AMOUNT       CAPITAL      EARNINGS      INCOME          TOTAL
                            --------    ---------    --------    ---------    ----------    ---------   ------------   ------------
Balance at August 31, 2003    12,445    $  12,445       7,061    $   7,061    $  104,249    $ 179,242   $         --   $    302,997

Net income                                                                                    111,181                       111,181
Foreign currency
  translation adjustment                                                                                           1              1
                                                                                                                       ------------
                                                                                                                            111,182
Class B common stock
  converted to Class A
  common stock                 1,743        1,743      (1,743)      (1,743)                                                      --
Class A common stock issued      802          802                                  5,928                                      6,730
Stock dividend                 7,032        7,032       2,988        2,988                    (10,020)                           --
Cash dividends paid -
  common ($0.068 per share)                                                                    (2,029)                       (2,029)
                            --------    ---------    --------    ---------    ----------    ---------   ------------   ------------

Balance at August 31, 2004    22,022       22,022       8,306        8,306       110,177      278,374              1        418,880

Net income                                                                                    112,425                       112,425
Foreign currency
  translation adjustment                                                                                         129            129
                                                                                                                       ------------
                                                                                                                            112,554
Class B common stock
  converted to Class A
  common stock                   320          320        (320)        (320)                                                      --
Class A common stock issued      140          140                                  1,469                                      1,609
Tax benefits from employee
  stock option plan                                                               14,939                                     14,939
Cash dividends paid -
  common ($0.051 per share)                                                                    (1,545)                       (1,545)
                            --------    ---------    --------    ---------    ----------    ---------   ------------   ------------

Balance at May 31, 2005       22,482    $  22,482       7,986    $   7,986    $  126,585    $ 389,254   $        130   $    546,437
                            ========    =========    ========    =========    ==========    =========   ============   ============


              The accompanying notes to the unaudited consolidated financial statements are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited, in thousands)


                                                         FOR THE NINE MONTHS ENDED
                                                       ----------------------------
                                                       MAY 31, 2005    MAY 31, 2004
                                                       ------------    ------------
Operations:
Net income                                             $    112,425    $     73,241
Noncash items included in income:
   Depreciation and amortization                             15,554          15,020
   Minority interests                                         3,085           2,514
   Equity in income of joint ventures                       (47,821)        (42,634)
   Deferred income tax                                          (21)        (10,677)
   Tax benefit from employee stock option plan               14,939              --
   (Gain) loss on disposal of assets                            108            (212)
Cash provided (used) by changes in working capital:
   Accounts receivable                                       (6,520)        (29,408)
   Inventories                                              (14,808)        (26,828)
   Prepaid expenses and other                                (6,801)          2,631
   Accounts payable                                           4,231           9,865
   Accrued liabilities                                       (4,406)         23,243
   Environmental liabilities                                 (2,496)         (1,428)
   Other assets and liabilities                                (506)            195
                                                       ------------    ------------

Net cash provided by operations                              66,963          15,522
                                                       ------------    ------------

Investing:
Capital expenditures                                        (40,759)        (17,046)
Investment in subsidiaries                                  (22,331)        (23,861)
Cash received from joint ventures                            46,212             470
Cash paid to joint ventures                                  (1,295)         (2,595)
Proceeds from sale of assets                                    645           1,628
                                                       ------------    ------------

Net cash used by investments                                (17,528)        (41,404)
                                                       ------------    ------------

Financing:
Issuance of Class A common stock                              1,609           5,333
Distributions to minority interests                          (3,004)         (1,824)
Dividends declared and paid                                  (1,545)         (1,514)
Increase (decrease) in long-term debt                       (52,474)         25,821
                                                       ------------    ------------

Net cash provided (used) by financing                       (55,414)         27,816
                                                       ------------    ------------

Net increase (decrease) in cash and cash equivalents         (5,979)          1,934

Cash and cash equivalents at beginning of period             11,307           1,687
                                                       ------------    ------------

Cash and cash equivalents at end of period             $      5,328    $      3,621
                                                       ============    ============

              The accompanying notes to the unaudited consolidated financial statements are an integral part of this statement.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MAY 31, 2005 AND 2004


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION
---------------------
The accompanying unaudited condensed interim financial statements of Schnitzer Steel Industries, Inc. (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, management suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the fiscal year ended August 31, 2004. The results for the three and nine months ended May 31, 2005 and 2004 are not necessarily indicative of the results of operations for the entire year.

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

The following represents reconciliation from basic EPS to diluted EPS (in thousands, except per share amounts):

                                       FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                       ---------------------------   ---------------------------
                                       MAY 31, 2005   MAY 31, 2004   MAY 31, 2005   MAY 31, 2004
                                       ------------   ------------   ------------   ------------
                                                              (Unaudited)
Net income                             $     33,508   $     42,514   $    112,425   $     73,241
                                       ============   ============   ============   ============

Computation of shares:
   Average common shares outstanding         30,463         30,088         30,412         29,897
   Stock options                                680            971            748          1,152
                                       ------------   ------------   ------------   ------------
   Diluted average common shares
      outstanding                            31,143         31,059         31,160         31,049
                                       ============   ============   ============   ============

   Basic net income per share          $       1.10   $       1.41   $       3.70   $       2.45
                                       ============   ============   ============   ============

   Diluted net income per share        $       1.08   $       1.37   $       3.61   $       2.36
                                       ============   ============   ============   ============

Dividends per share                    $      0.017   $      0.017   $      0.051   $      0.050
                                       ============   ============   ============   ============

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MAY 31, 2005 AND 2004


STOCK INCENTIVE PLAN
--------------------
The Company's compensation expense for its stock incentive plans is determined using the intrinsic value method. Accordingly, because the exercise price equals the market price on the date of the grant, no compensation expense is generally recognized by the Company for stock options issued to employees and directors. If the fair value based method had been applied in measuring stock compensation expense, the pro forma effect on net income per share would have been as follows (in thousands, except earnings per share):

                                        FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                       ---------------------------   ---------------------------
                                       MAY 31, 2005   MAY 31, 2004   MAY 31, 2005   MAY 31, 2004
                                       ------------   ------------   ------------   ------------
                                                              (Unaudited)
Reported net income                    $     33,508   $     42,514   $    112,425   $     73,241
Add:  Stock based compensation
expense included in reported net
income, net of tax                              224             --            673             --

Deduct:  Total stock based employee
compensation benefit (expense) under
fair value based method for all
awards, net of tax                               24           (139)          (377)          (405)
                                       ------------   ------------   ------------   ------------

Pro forma net income                   $     33,756   $     42,375   $    112,721   $     72,836
                                       ============   ============   ============   ============

Reported basic income per share        $       1.10   $       1.41   $       3.70   $       2.45
Pro forma basic income per share       $       1.11   $       1.41   $       3.71   $       2.44

Reported diluted income per share      $       1.08   $       1.37   $       3.61   $       2.36
Pro forma diluted income per share     $       1.08   $       1.36   $       3.62   $       2.35


All of the options issued and outstanding for the periods in fiscal 2005 and fiscal 2004 are considered to be dilutive and are reflected in the table above.

The Company obtains an income tax benefit related to stock issued to employees through stock options plans, which is recorded as additional paid-in capital and, therefore, does not benefit the income tax provision. For income tax purposes the Company can deduct the amount an employee would report as ordinary income. The deduction is allowed in the year the employee exercises the stock option. In the second fiscal quarter of 2005, the Company recorded a tax benefit from employee stock option plans of $14.4 million as a result of amending or planning to amend the previous year's tax returns to include the deduction.

On December 16, 2004, the FASB finalized SFAS No. 123R "Shared-Based Payment" which will be effective for the first interim reporting period of the first fiscal year beginning after June 15, 2005. The new standard will require the Company to expense stock options beginning in the first quarter of fiscal 2006. The Company has begun the process to analyze how the utilization of a binomial lattice model could impact the valuation of the options. The effect of expensing stock options on our financial results using the Black-Scholes model is presented in the table above.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MAY 31, 2005 AND 2004


GOODWILL AND INTANGIBLE ASSETS
------------------------------
The changes in the carrying amount of goodwill for the nine months ended May 31, 2005, are as follows (in thousands):

                                                      METALS
                                                    RECYCLING    AUTO PARTS
                                                     BUSINESS     BUSINESS       TOTAL
                                                    ----------   ----------   ----------
     Balance as of  August 31, 2004                 $   34,771   $   96,407   $  131,178
     Auto Parts Business Acquisition (see Note 3)           --       20,003       20,003
                                                    ----------   ----------   ----------
     Balance as of May 31, 2005                     $   34,771   $  116,410   $  151,181
                                                    ==========   ==========   ==========

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

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------
In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, "Inventory Costs". This statement clarifies the accounting for abnormal amounts of idle facility expense and freight and handling costs when those costs may be so abnormal as to require treatment as period charges. This statement is effective for fiscal years beginning after June 15, 2005. The Company does not anticipate this pronouncement to have a material impact on the consolidated financial statements.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets". This statement explains that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This statement is effective for fiscal years beginning after June 15, 2005. The Company does not anticipate this pronouncement to have a material impact on the consolidated financial statements.

In June 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections". This statement revises the reporting requirements related to changes in accounting principles or adoption of new accounting pronouncements. This statement is effective for fiscal years beginning after December 15, 2005. The Company does not anticipate this pronouncement to have a material impact on the consolidated financial statements.


NOTE 2 - INVENTORIES:

Inventories consisted of the following (in thousands):

                                          MAY 31,      AUGUST 31,
                                           2005           2004
                                       ------------   ------------
     Recycled metals                   $     30,136   $     34,551
     Work in process                         15,384         10,045
     Finished goods                          36,031         23,808
     Supplies                                13,424         11,763
                                       ------------   ------------
                                       $     94,975   $     80,167
                                       ============   ============

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MAY 31, 2005 AND 2004


NOTE 3 - ACQUISITIONS

On January 10, 2005, Pick-N-Pull Auto Dismantlers, a wholly-owned subsidiary of the Company, acquired the assets and leased the sites for four self-service used auto parts stores in St. Louis and Kansas City, Missouri; Columbus, Ohio; and Virginia Beach, Virginia from Vehicle Recycling Solutions, LLC and certain of its wholly-owned subsidiaries ("VRS"). The total acquisition cost of $22.2 million consisted of a cash purchase price of $18.8 million, $0.6 million of acquisition expenses and additional environmental reserves recorded as a result of due diligence of $2.8 million. The St. Louis, Kansas City and Columbus stores increase the Company's existing mid-west store base. The Virginia Beach store provides Pick-N-Pull with an eastern presence giving it the ability to expand along the East Coast. The four new stores will be operated under the Pick-N-Pull name and increase the total number of stores to 30 for the Company's Auto Parts Business segment. The results of operations for these four stores after the acquisition date are reflected in the consolidated results of the Company's Auto Parts Business for the second fiscal 2005 quarter.


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

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MAY 31, 2005 AND 2004


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

While the cost of the investigations associated with these properties and the cost of employment of source control BMPs are not expected to be material at May 31, 2005, $0.3 million has been accrued for studies related to the pending Portland Harbor Superfund site. No estimate is currently possible and none has been made as to the cost of remediation for the Portland Harbor or the Company's adjacent properties.

MANUFACTURING MANAGEMENT, INC.
In 1994, Manufacturing Management, Inc. (MMI) recorded a reserve for the estimated cost to cure certain environmental liabilities. This reserve was carried over to the Company's financial statements when MMI was acquired in 1995. The reserve is evaluated quarterly according to Company policy. On May 31, 2005, the reserve aggregated $10.0 million.

General Metals of Tacoma (GMT), a subsidiary of MMI, owns and operates a metals recycling facility located in the State of Washington on the Hylebos Waterway, a part of Commencement Bay, which is the subject of an ongoing remediation project by the United States Environmental Protection Agency (EPA) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). GMT and more than 60 other parties were named potentially responsible parties
(PRPs) for the investigation and clean-up of contaminated sediment along the Hylebos Waterway. On March 25, 2002, EPA issued Unilateral Administrative Orders
(UAOs) to GMT and another party (Other Party) to proceed with Remedial Design and Remedial Action (RD/RA) for the head of the Hylebos and to two other parties to proceed with the RD/RA for the balance of the waterway. The issuance of the UAOs did not require the Company to change its previously recorded estimate of environmental liabilities for this site. The UAO for the head of the Hylebos Waterway was converted to a voluntary consent decree in 2004, pursuant to which GMT and the Other Party agreed to remediate the head of the Hylebos Waterway.

There are two phases to the remediation of the head of the Hylebos Waterway. The first phase was the intertidal and bank remediation, which was conducted in 2003 and early 2004. The second phase is dredging in the head of Hylebos Waterway, which began on July 15, 2004. During the first nine months of fiscal 2005, the Company paid remediation costs of $13.8 million related to Hylebos dredging which were charged to the environmental reserve. The Company's cost estimates were based on the assumption that dredge removal of contaminated sediments would be accomplished within one dredge season during July 2004 - February 2005. However, due to a variety of factors, including equipment failures, dredge contractor operational issues and other dredge related delays, the dredging was not completed during the first dredge season. As a result, the Company recorded environmental charges of $8.2 million in the first half of fiscal 2005 primarily to account for additional estimated costs to complete this work during a second dredging season. The Company and the Other Party have filed a complaint in the United States Federal District Court for Western Washington against the dredge contractor to recover a significant portion of the increased costs. However, generally accepted accounting principles do not allow the Company to recognize the benefits of any such recovery until receipt is highly probable.

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

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MAY 31, 2005 AND 2004


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

PROLER AND JOINT VENTURES
In 1996, prior to the Company's acquisition of Proler International Corp. (Proler), Proler recorded a liability for the probable costs to remediate its wholly-owned properties. This reserve was carried over to the Company's financial statements upon acquiring Proler in 1996. The reserve is evaluated quarterly according to Company policy. On May 31, 2005, the reserve aggregated $3.4 million.

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

During the second quarter of fiscal 2005, in connection with the negotiation of the separation and termination of the Company's metals recycling joint ventures with Hugo Neu Corporation (see Note 9), the Company conducted an environmental due diligence investigation of certain joint venture businesses it has now agreed to directly acquire. As a result of this investigation, the Company identified certain environmental risks and accrued $2.6 million for its share of the estimated costs to remediate these risks.

AUTO PARTS BUSINESS
Since 2003, the Company has completed three acquisitions of businesses in the Auto Parts Business segment. At the time of each acquisition, the Company conducts an environmental due diligence investigation related to locations involved in the acquisition. As a result of the environmental due diligence investigations, the Company records a reserve for the estimated cost to cure certain environmental liabilities. The reserve is evaluated quarterly

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MAY 31, 2005 AND 2004


according to Company policy. On May 31, 2005, the reserve aggregated $5.5 million and includes $2.8 million added in the second quarter of fiscal 2005 in connection with an acquisition. No environmental proceedings are pending at any of these sites, other than discussed below.

On January 6, 2004, the Auto Parts Business was served with a Notice of Violation (NOV) of the general permit requirements on its diesel powered car crushers at the Rancho Cordova and Sacramento locations from the Sacramento Metropolitan Air Quality Management District (SMAQMD). Since receiving the NOV, the Sacramento and Rancho Cordova locations have converted their diesel powered car crushers to electric powered. The Company has settled this matter which will result in payment of a fine to SMAQMD during the Company's fourth fiscal quarter. The settlement amount is less than the $0.6 million the Company had previously reserved for this matter.


NOTE 5 - OTHER CONTINGENCIES

The Company and Hugo Neu Corporation ("HNC") are the 50% members of Hugo Neu Schnitzer Global Trade, LLC ("HNSGT"), a joint venture engaged in global trading of recycled metals. HNC manages the day-to-day activities of HNSGT. In January 2004, HNC advised the Company that it would charge HNSGT a 1% commission on HNSGT's recycled metal sales, and began deducting those commissions. While some reasonable reimbursement of HNC's costs may be appropriate, the Company has responded that the 1% commission is excessive and that HNC had no authority to unilaterally impose such commissions on HNSGT. As of May 31, 2005, the Company estimated that its 50% share of the disputed commissions totaled $5.5 million. In recording operating income from joint ventures, the Company has excluded from joint venture expenses the excess of these disputed commissions over the Company's estimate of reasonable reimbursements. As part of the negotiated separation and termination of the Company's joint ventures with HNC (as discussed in Note 9), the Company has agreed, subject to closing of the transaction, to release its claim for reimbursement of the excess commissions. The amount accrued for this claim will be treated as purchase price in the purchase accounting for the transaction.

The Company was advised in 2004 that its practice of paying commissions to the purchasing managers of customers in connection with export sales of recycled ferrous metals to the Far East may raise questions of possible violations of U.S. and foreign laws, and the practice was stopped. Thereafter, the Audit Committee was advised and conducted a preliminary compliance review. On November 18, 2004, on the recommendation of the Audit Committee, the Board of Directors authorized the Audit Committee to engage independent counsel and conduct a thorough, independent investigation and directed that the existence and the results of the investigation be voluntarily reported to the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC), and that the Company cooperate fully with those agencies. The Board, through its Audit Committee, is continuing its independent investigation, which is being conducted by an outside law firm. The Company has notified the DOJ and the SEC of the investigation; has instructed the outside law firm to provide those agencies with the information obtained as a result of the investigation; and is cooperating fully with those agencies. The investigation is not expected to affect the Company's previously reported financial results, including those reported in this 10-Q. The Company cannot predict the results of the investigation or whether the Company or any of its employees will be subject to any penalties or other remedial actions following completion of the investigation.


NOTE 6 - RELATED PARTY TRANSACTIONS

PURCHASE OF PORTLAND METALS RECYCLING REAL PROPERTY
The Company's Portland metals recycling facility, including its deep water terminal facilities are located on an approximately 60-acre industrial site (the Portland Property) that has been leased from Schnitzer Investment Corp. (SIC) pursuant to a Lease Agreement dated September 1, 1988, as amended (the Lease). In the summer of 2004, SIC notified the Company of its intention to sell the Portland Property. Due to the strategic significance of this key

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MAY 31, 2005 AND 2004


asset and the impact on the metals recycling business, the Company decided to enter into negotiations to purchase the Portland property. On May 11, 2005, the Company purchased the Portland Property from SIC for $20 million pursuant to the terms of a Purchase and Sale Agreement dated May 4, 2005 (the Agreement). The Agreement, and the purchase of the Portland Property contemplated thereby, were approved by the Company's Audit Committee in accordance with the Company's policy on related party transactions.

As the Company has been responsible for the operation and maintenance of the Portland Property under the terms of the Lease, the Portland Property was purchased "as is, with all faults" and with very limited representations and warranties from SIC. In addition, under the terms of the Lease, the Company was obligated to indemnify SIC against any environmental liabilities associated with the Portland Property, and this obligation of the Company survived the termination of the Lease.

In connection with the purchase of the Portland Property, the Lease was terminated. The rent under the Lease at the time of termination was $1.8 million per year, subject to periodic adjustment for market rates and Consumer and Producer Price indices. The Lease was scheduled to expire in 2063.


NOTE 7 - EMPLOYEE BENEFITS

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

DEFINED BENEFIT PENSION PLAN
----------------------------
For certain nonunion employees, the Company maintains a defined benefit pension plan. The components of net periodic pension benefit cost are (in thousands):

                                        FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                       ---------------------------   ---------------------------
                                       MAY 31, 2005   MAY 31, 2004   MAY 31, 2005   MAY 31, 2004
                                       ------------   ------------   ------------   ------------
                                                              (Unaudited)
Service cost                           $        296   $        260   $        824   $        691
Interest cost                                   181            169            504            448
Expected return on plan assets                 (222)          (192)          (618)          (511)
Amortization of past service cost                 1              1              3              3
Recognized actuarial loss                        52             48            143            127
                                       ------------   ------------   ------------   ------------
Net periodic pension benefit cost      $        308   $        286   $        856   $        758
                                       ============   ============   ============   ============

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MAY 31, 2005 AND 2004

For the year ended August 31, 2005, the Company expects to contribute $1.2 million to its defined benefit pension plan. As of May 31, 2005, the Company has contributed $0.4 million to the defined benefit pension plan. The Company typically makes annual contributions to the plan after it receives the annual actuarial valuation report. These payments are typically made in the Company's third and fourth fiscal quarters.

DEFINED CONTRIBUTION PLANS
--------------------------
The Company has several defined contribution plans covering nonunion employees. Company contributions to the defined contribution plans were as follows (in thousands):

                                       FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                       ---------------------------   ---------------------------
                                       MAY 31, 2005   MAY 31, 2004   MAY 31, 2005   MAY 31, 2004
                                       ------------   ------------   ------------   ------------
                                                              (Unaudited)
Plan costs                             $        294   $        358   $        803   $      1,087

MULTIEMPLOYER PENSION PLANS
---------------------------
In accordance with collective bargaining agreements, the Company contributes to multiemployer pension plans. Company contributions are as follows (in thousands):

                                       For the Three Months Ended     For the Nine Months Ended
                                       ---------------------------   ---------------------------
                                       May 31, 2005   May 31, 2004   May 31, 2005   May 31, 2004
                                       ------------   ------------   ------------   ------------
                                                              (Unaudited)
Plan contributions                     $        713   $        832   $      2,049   $      2,322

The Company is not the sponsor or administrator of these multiemployer plans. Contributions were determined in accordance with provisions of negotiated labor contracts. The Company is unable to determine its relative portion of or estimate its future liability under the plans.

The Company learned during fiscal 2004 that one of the multiemployer plans for the Steel Manufacturing Business would not meet ERISA minimum funding standards for the plan year ending September 30, 2004. The trustees of that plan have applied to the Internal Revenue Service (IRS) for certain relief from this minimum funding standard. The IRS has tentatively responded, indicating a willingness to consider granting the relief, provided the plan's contributing employers, including the Company, agree to increased contributions. The increased contributions are estimated to average 6% per year, compounded annually, until the plan reaches the funded status required by the IRS. These increases would be based on the Company's current contribution level to the plan of approximately $2.2 million per year. The Plan Trustees have provided information to the plan's contributing employers regarding the IRS proposed contribution rate increases and are awaiting a commitment from the employers before proceeding with the relief request.

Absent relief by the IRS, the plan's contributing employers will be required to make additional contributions or pay excise tax that may equal or exceed the full amount of that deficiency. The Company estimated its share of the required additional contribution for the 2004 plan year to be approximately $1.1 million and accrued for such amount in fiscal 2004.

NOTE 8 - SEGMENT INFORMATION:

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

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MAY 31, 2005 AND 2004


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

Revenues from external customers for the Company's consolidated operations are as follows (in thousands):

                                        FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                       ---------------------------   ---------------------------
                                       MAY 31, 2005   MAY 31, 2004   MAY 31, 2005   MAY 31, 2004
                                       ------------   ------------   ------------   ------------
Metals Recycling Business              $    150,654   $    137,997   $    447,266   $    326,926
Auto Parts Business                          30,980         23,294         78,814         58,199
Steel Manufacturing Business                 91,351         72,048        228,193        185,128
Intersegment revenues                       (46,196)       (39,589)      (112,777)       (86,524)
                                       ------------   ------------   ------------   ------------
Consolidated revenues                  $    226,789   $    193,750   $    641,496   $    483,729
                                       ============   ============   ============   ============

Total revenues from external customers recognized by the joint ventures (in thousands):

                                        FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                       ---------------------------   ---------------------------
                                       MAY 31, 2005   MAY 31, 2004   MAY 31, 2005   MAY 31, 2004
                                       ------------   ------------   ------------   ------------
Joint Ventures:
       Processing                      $    296,777   $    347,753   $    972,879   $    738,413
       Trading                              256,450        193,946        693,660        424,406
                                       ------------   ------------   ------------   ------------
Total revenues                         $    553,227   $    541,699   $  1,666,539   $  1,162,819
                                       ============   ============   ============   ============

The Company's operating income is as follows (in thousands):

                                        FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                       ---------------------------   ---------------------------
                                       MAY 31, 2005   MAY 31, 2004   MAY 31, 2005   MAY 31, 2004
                                       ------------   ------------   ------------   ------------
Metals Recycling Business              $     27,441   $     32,462   $    101,210   $     55,547
Auto Parts Business                           8,548          8,554         23,139         19,537
Steel Manufacturing Business                 13,408          6,956         31,526          9,506
Joint Ventures (1)                           11,152         28,013         47,821         42,634
Corporate expense                            (5,894)        (6,053)       (14,493)       (11,717)
Intercompany profit eliminations                430         (2,617)        (1,994)        (5,869)
Environmental matter                             --             --         (8,225)            --
                                       ------------   ------------   ------------   ------------
     Total operating income            $     55,085   $     67,315   $    178,984   $    109,638
                                       ============   ============   ============   ============

(1) Operating income from the joint ventures includes environmental expenses of $2.6 million for the nine months ended May 31, 2005.

                        SCHNITZER STEEL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MAY 31, 2005 AND 2004


The Company's share of depreciation and amortization expense included in the determination of joint ventures' income from operations is as follows (in thousands):

                                        FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                       ---------------------------   ---------------------------
                                       MAY 31, 2005   MAY 31, 2004   MAY 31, 2005   MAY 31, 2004
                                       ------------   ------------   ------------   ------------
Joint Ventures                         $      1,824   $      2,000   $      5,524   $      5,359


NOTE 9 - SUBSEQUENT EVENT:

On June 9, 2005, the Company and Hugo Neu Corporation (HNC) announced that they and certain of their subsidiaries entered into a Master Agreement providing for the separation and termination of their metals recycling joint venture relationships and certain other transactions. Pursuant to the Master Agreement, the Company and its subsidiary, Joint Venture Operations, Inc. (JVOI), and HNC and its subsidiaries, Hugo Neu Co., LLC, HNE Recycling LLC and HNW Recycling LLC, have agreed to take the following steps relating to the dissolution of their joint venture relationships:

     o JVOI will acquire the 50% interests in the joint ventures based in New England that are owned by a Hugo Neu subsidiary with the result that these joint ventures will become wholly-owned by JVOI;

     o Subsidiaries of HNC will acquire the 50% interests in the joint ventures based in New Jersey, New York and California that are owned by a Schnitzer subsidiary with the result that these joint ventures will become wholly-owned by subsidiaries of HNC;

     o Hugo Neu Schnitzer Global Trade LLC (Global Trade), a joint venture engaged primarily in scrap metal trading, will redeem JVOI's 50% membership interest in it in exchange for the assets and liabilities of Global Trade's trading business in Russia and certain Baltic Countries and Global Trade will retain the trading business operating outside of Russia and the Baltic Countries;

     o JVOI will acquire HNC's metal recycling and greenwaste recycling businesses in Hawaii;

     o    A subsidiary of HNC will pay JVOI approximately $52 million in cash;

     o The Company and HNC and certain of their affiliates will enter into a number of related agreements governing, among other things, employee transitional issues, benefit plans, scrap sales and other transitional services; and

     o The Company and HNC and certain of their affiliates will execute and deliver mutual global releases.


The Master Agreement has been approved by the Board of Directors of each of the Company and HNC and the transactions contemplated by the Master Agreement are subject to a number of conditions, including obtaining certain third party consents, permit amendments or transfers, HNC obtaining required financing and other customary closing conditions. With respect to the financing contingency, HNC has confirmed to the Company that it has entered into a definitive credit agreement sufficient to provide the required financing, subject to customary closing conditions. The Company currently expects the closing of the transaction will occur around the end of the Company's fiscal year.

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

On June 9, 2005, the Company announced the signing of an agreement to separate and terminate its metals recycling joint ventures with Hugo Neu Corporation, with closing of the transaction expected near the end of fiscal 2005. See Note 9 of Notes to Consolidated Financial Statements for details of the agreement. Upon completion of this transaction, in addition to its existing operations in Northern California, Washington and Oregon, the Company's Metals Recycling Business will be the largest metals recycler in New England and in Hawaii, and will operate a metals trading business in Russia and the Baltic Sea region.

RESULTS OF OPERATIONS

The Company's revenues and operating results by business segment are summarized below (in thousands):

                                        FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                       ---------------------------   ---------------------------
                                       MAY 31, 2005   MAY 31, 2004   MAY 31, 2005   MAY 31, 2004
                                       ------------   ------------   ------------   ------------
                                                              (Unaudited)
REVENUES:
Metals Recycling Business:
     Ferrous sales                     $    129,495   $    121,086   $    389,974   $    282,526
     Nonferrous sales                        19,440         15,174         52,037         39,661
     Other sales                              1,719          1,737          5,255          4,739
                                       ------------   ------------   ------------   ------------
           Total sales                      150,654        137,997        447,266        326,926

Auto Parts Business                          30,980         23,294         78,814         58,199
Steel Manufacturing Business                 91,351         72,048        228,193        185,128
Intercompany sales eliminations             (46,196)       (39,589)      (112,777)       (86,524)
                                       ------------   ------------   ------------   ------------
           Total revenues              $    226,789   $    193,750   $    641,496   $    483,729
                                       ============   ============   ============   ============

                        SCHNITZER STEEL INDUSTRIES, INC.


                                        FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                       ---------------------------   ---------------------------
                                       MAY 31, 2005   MAY 31, 2004   MAY 31, 2005   MAY 31, 2004
                                       ------------   ------------   ------------   ------------
                                                              (Unaudited)
OPERATING INCOME:
Metals Recycling Business              $     27,441   $     32,462   $    101,210   $     55,547
Auto Parts Business                           8,548          8,554         23,139         19,537
Steel Manufacturing Business                 13,408          6,956         31,526          9,506
Joint Ventures (1)                           11,152         28,013         47,821         42,634
Corporate expense                            (5,894)        (6,053)       (14,493)       (11,717)
Intercompany profit eliminations                430         (2,617)        (1,994)        (5,869)
Environmental matters                                                      (8,225)
                                       ------------   ------------   ------------   ------------
           Total operating income      $     55,085   $     67,315   $    178,984   $    109,638
                                       ============   ============   ============   ============
NET INCOME                             $     33,508   $     42,514   $    112,425   $     73,241
                                       ============   ============   ============   ============

(1) Operating income from the joint ventures includes environmental expenses of $2.6 million for the nine months ended May 31, 2005.


The Joint Ventures' revenues and results of operations were as follows (in thousands):

                                        FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                       ---------------------------   ---------------------------
                                       MAY 31, 2005   MAY 31, 2004   MAY 31, 2005   MAY 31, 2004
                                       ------------   ------------   ------------   ------------
                                                              (Unaudited)
Joint Ventures
   Processing                          $    296,777   $    347,753   $    972,879   $    738,413
   Trading                                  256,450        193,946        693,660        424,406
                                       ------------   ------------   ------------   ------------
                                       $    553,227   $    541,699   $  1,666,539   $  1,162,819
                                       ============   ============   ============   ============
Operating income from
Joint Ventures (1)                     $     11,152   $     28,013   $     47,821   $     42,634
                                       ============   ============   ============   ============

(1) Operating income from the joint ventures includes environmental expenses of $2.6 million for the nine months ended May 31, 2005.

                        SCHNITZER STEEL INDUSTRIES, INC.


The following table summarizes certain selected operating data for the Company and its joint venture businesses:

                                        FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                       ---------------------------   ---------------------------
                                       MAY 31, 2005   MAY 31, 2004   MAY 31, 2005   MAY 31, 2004
                                       ------------   ------------   ------------   ------------
                                                              (Unaudited)
METALS RECYCLING BUSINESS:
Ferrous recycled metal average net
sales prices ($/ton) (1,2)
   Domestic                            $        222   $        228   $        221   $        177
   Export                              $        236   $        243   $        243   $        180
   Average                             $        230   $        237   $        236   $        179

Ferrous recycled metal shipments
(tons in thousands) (2)
   To Steel Manufacturing Business              190            158            459            448
   To other unaffiliated domestic
     customers                                   17              7             43             36
   To export customers                          289            280            941            871
                                       ------------   ------------   ------------   ------------
       Total ferrous recycled metal             496            445          1,443          1,355
                                       ============   ============   ============   ============
Nonferrous metal shipments (pounds
in thousands)                                33,600         28,100         93,900         81,300
                                       ============   ============   ============   ============
AUTO PARTS BUSINESS
Number of stores open at quarter end             30             26             30             26



                                        FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                       ---------------------------   ---------------------------
                                       MAY 31, 2005   MAY 31, 2004   MAY 31, 2005   MAY 31, 2004
                                       ------------   ------------   ------------   ------------
                                                              (Unaudited)

STEEL MANUFACTURING BUSINESS:
Average sales price ($/ton) (1,2)      $        510   $        448   $        519   $        368

Finished steel products sold
(tons in thousands) (2)                         172            155            423            480

JOINT VENTURES:
Ferrous recycled metal shipments
(tons in thousands) (2)
   Processing                                   814          1,086          2,794          2,588
   Trading                                      840            621          2,307          1,921
                                       ------------   ------------   ------------   ------------
       Total ferrous recycled metal           1,654          1,707          5,101          4,509
                                       ============   ============   ============   ============

(1) The Company reports revenues that include shipping costs billed to customers. However, average net selling prices are shown net of shipping costs.
(2) Tons for ferrous recycled metals are long tons (2,240 pounds) and for finished steel products are short tons (2,000 pounds).

                        SCHNITZER STEEL INDUSTRIES, INC.


THIRD QUARTER FISCAL 2005 COMPARED TO THIRD QUARTER FISCAL 2004

RESULTS OF OPERATIONS
---------------------

The third quarter of fiscal 2005 was another strong quarter for the Company, but this quarter's performance did not match the near record earnings level achieved in the third quarter of fiscal 2004. Compared to last year's quarter, operating results for the Steel Manufacturing Business improved dramatically due to higher selling prices and sales volumes. However, operating income declined for the Metals Recycling Business as margins per ton for ferrous metals were compressed by moderately lower selling prices and higher unprocessed metal purchase prices. Margins for the joint ventures were also compressed by higher unprocessed metal purchase prices. Also, sales volumes for the processing joint ventures decreased by 25%, which had a significant adverse affect on joint venture operating income for the quarter.

The results of operations of the Company depend in large part upon demand and prices for recycled metals in world markets and steel products in the Western United States. Beginning in fiscal 2004, and continuing into the first half of fiscal 2005, strong worldwide demand combined with a tight supply of recycled metals created significant price volatility and drove the Metals Recycling Business' average selling prices to unprecedented highs. Average selling prices declined in the third quarter of 2005, and have continued to decline in the fourth quarter. Market prices for recycled ferrous metals fluctuate periodically and have a significant impact on the results of operations for the wholly-owned operations and Joint Ventures in the metals recycling business and to a lesser extent on the Auto Parts Business.

The Auto Parts Business purchases used and salvaged vehicles, sells parts from those vehicles through its retail facilities and wholesale operations, and sells the crushed autobodies to metal recyclers. The Auto Parts Business has acquired four new stores since the end of the third fiscal quarter of last year, which represents a 15% increase in the number of stores. These new stores have led to increases in both retail and wholesale revenues. In addition, revenues for the wholesale product lines are principally affected by commodity metal prices and shipping schedules. The Auto Parts Business benefited from improved pricing for crushed autobodies as compared to the third quarter of last year. The self-service retail operations are somewhat seasonal and affected by weather conditions and promotional events. Since the stores are open to the natural elements, during periods of prolonged wet, cold or extreme heat, the retail business tends to slow down due to the difficult customer working conditions. As a result, the Company's first and third fiscal quarters tend to generate the greatest retail sales and the second and fourth fiscal quarters are the slowest in terms of retail sales.

During the first half of fiscal 2005, West Coast steel manufacturers (including the Company) built inventory levels in anticipation of the spring construction period. Also during the first half of fiscal 2005, many fabricators and steel distributors used the traditionally slow sales period to reduce their inventory levels and purchases of steel products. The third fiscal quarter of 2005 experienced higher sales volume as a result of customers replenishing their reduced inventory levels to prepare for the West Coast construction season. Average net selling prices for the Company's steel products have remained high, increasing by 14% over the prior year quarter, although declining by 4% since the first quarter of fiscal 2005. Fluctuations in the scrap metals market pricing have caused buyers of steel to anticipate future price decreases and some have adjusted their buying patterns. In addition, there has been a rise in the amount of imported finished steel products, principally wire rod, being delivered on the West Coast which have a lower selling price than the Company's comparable products.

                        SCHNITZER STEEL INDUSTRIES, INC.


The Company's steel mill successfully completed the installation of a new electric arc furnace in December 2004. It is anticipated that the new furnace will improve productivity of the mill as well as reduce operating costs, including the consumption of electricity. To date, the new furnace is performing well and exceeding productivity expectations.

REVENUES. Consolidated revenues for the quarter ended May 31, 2005 increased $33.0 million or 17% to $226.8 million from $193.8 million in the third quarter of fiscal 2004. Revenues in the third quarter of fiscal 2005 increased for all Company business segments. For the Metals Recycling Business, the revenue increase resulted from increases in sales volumes due to continued strong demand in worldwide metals markets. Significant improvements in world wide demand, coupled with higher raw material cost, led to increases in selling prices for finished steel products sold by the Steel Manufacturing Business. Auto Parts Business revenues benefited from increased prices for sales of autobodies and higher core sale revenues. In addition, the Auto Parts Business acquired four retail locations in January 2005 that added revenue and operating income to the segment over the prior year.

The Metals Recycling Business generated revenues of $150.7 million for the quarter ended May 31, 2005, before intercompany eliminations, which was an increase of $12.7 million or 9% over the same period of the prior year. Ferrous revenues increased $8.4 million, or 7%, to $129.5 million as a result of higher sales volume offset by a lower average selling price net of shipping cost (average net selling price) and slightly lower freight costs. Total ferrous sales volume increased 50,400 tons or 11% over the prior year quarter which was primarily due to increased sales to the Company's Steel Manufacturing Business. The increase in sales volume represents a $12.0 million increase in revenue. This increase is offset by a 3% decrease in the average net sales price to $230 per ton which represents a $3.3 million decrease in revenue. The cost of freight that is included in revenue remained consistent with the prior year quarter as a 5% decrease in freight rate per ton for export shipments was offset by increased ferrous and non ferrous shipping volumes.

Sales to the Steel Manufacturing Business increased 31,200 tons, or 20%, to 190,000 tons as a result of increased demand for finished steel and the installation of a new furnace at the Steel Manufacturing Business during December 2004. With the new furnace installed and operating, the Steel Manufacturing Business has increased its consumption of scrap metal.

Revenue from nonferrous metal sales increased $4.3 million over the prior year third quarter which was a result of a $0.04 or 7% increase in average net sales price to $0.57 per pound and a 5.5 million pound or 20% increase in the pounds shipped. The increase in sales price per pound was a result of increased Asian demand for nonferrous metals. The increase in pounds shipped over the prior year third quarter was a result of more scrap metals being processed through the Company's shredders as well as the implementation of a system to improve recovery of nonferrous metals from the shredding process. Nonferrous metals are a byproduct of the shredding process, and quantities available for shipment are affected by the volume of materials processed in the Company's shredders.

The Auto Parts Business generated revenue of $31.0 million, before intercompany eliminations, for the quarter ended May 31, 2005, which is an increase of $7.7 million or 33% over the same period of the prior year. This increase is a result of higher wholesale revenues driven by higher average sales prices for scrapped autobodies and higher core sale revenues in both the Company's recently acquired and existing store locations. In addition, retail revenues increased as a result of the acquisition of four retail store locations in January 2005 and, to a lesser extent, same store sales improvement.

                        SCHNITZER STEEL INDUSTRIES, INC.


The Steel Manufacturing Business generated revenues of $91.4 million for the quarter ended May 31, 2005, which is an increase of $19.3 million, or 27% over the prior year quarter. The average net selling price increased $62 per ton, or 14% to $510 per ton, which increased revenue $10.7 million. The increase in average net selling prices was due to a combination of factors including increased steel consumption and higher raw material costs that manufacturers passed through to the end users. Sales volumes increased 11% to 172,000 tons, which increased revenues by $7.6 million. The increased sales volume is a result of increased demand in the Company's normally busiest quarter. Sales volumes in the third quarter are traditionally higher due to the spring construction season on the West Coast.

COST OF GOODS SOLD. Consolidated cost of goods sold increased $27.5 million or 20% for the third quarter ended May 31, 2005, compared with the same period last year. Cost of goods sold increased as a percentage of revenues from 72% to 74%. Gross profit increased $5.5 million to $59.1 million during the latest quarter compared to the prior year quarter driven by gross profit improvements at the Company's Auto Parts and Steel Manufacturing Business segments.

Cost of goods sold for the Metals Recycling Business increased $17.8 million or 18% to $118.7 million. As a percentage of revenues, cost of goods sold increased compared with the third quarter of fiscal 2004 from 73% to 79%. Gross profit decreased by $5.2 million to $31.9 million. The decrease in gross profit was primarily attributable to the combination of lower average net selling prices per ferrous ton and higher ferrous purchase prices per ton, partially offset by higher sales volumes and improved nonferrous margins. Compared to the third quarter of last year, the average ferrous metals cost of sales per ton increased 8% due primarily to higher purchase costs for unprocessed ferrous metals.

The Auto Parts Business' cost of goods sold increased $6.3 million or 51% during the third quarter of fiscal 2005 as compared to the cost of goods sold for the fiscal 2004 third quarter. The higher cost of sales was primarily due to higher car purchase costs that resulted from higher unprocessed metal prices, but also due to the addition of four new stores since last year. As a percentage of revenues, cost of goods sold increased compared with the prior year quarter from 53% to 60% due to increased car purchase costs and the addition of the four new stores which earned a lower margin this quarter than the previously owned stores. Gross profit increased $1.4 million or 13% over the prior year quarter due to increased wholesale revenue earned from the higher market rates for crushed autobodies and the acquisition of four new stores since the third quarter of the prior year.

The Steel Manufacturing Business' cost of goods sold increased $13.1 million or 21% during the third quarter of fiscal 2005 as compared to the cost of goods sold for the fiscal 2004 third quarter. As a percentage of revenues, cost of goods sold decreased compared with the third quarter of fiscal 2004 from 89% to 84%. Average cost of goods sold per ton increased $31 per ton or 8% compared to the prior year quarter, which was primarily caused by higher raw material costs for recycled metal and alloys. This increase in cost of sales was more than offset by the $62 per ton increase in average net selling price, and gross profit improved by $6.2 million, to $14.3 million for the quarter.

JOINT VENTURES. The Joint Ventures in the metals recycling business predominantly sell recycled ferrous and nonferrous metals. Revenues for this segment in the third quarter of fiscal 2005 increased $11.5 million or 2% compared with the prior year quarter primarily due to higher average net selling prices per ton offset by a 3% decrease in the volume of ferrous recycled metal sold from the prior year quarter. The overall 3% decrease in ferrous metal sales volume of the Joint Ventures resulted from a 25% decrease in tons sold by the processing Joint Ventures offset by a 35% increase in tons sold by the trading Joint Venture. The decrease in volume for the processing Joint Ventures is primarily due to the timing of export shipments and adverse weather conditions in the Northeastern United States during the Company's second fiscal quarter that led to a shortage of unprocessed metal available for processing and sale during the Company's third quarter.

                        SCHNITZER STEEL INDUSTRIES, INC.


The Company's share of Joint Venture operating income for the third quarter of fiscal 2005 decreased to $11.2 million from $28.0 million in the third quarter of fiscal 2004. The decrease in operating income from these Joint Ventures resulted from decreases in both sales volume and margin per ton for the processing Joint Ventures and an operating loss despite increased sales volume for the trading Joint Venture. Margins for the processing Joint Ventures were affected by higher purchase costs for unprocessed ferrous metals. These conditions were more pronounced in the Joint Venture locations the Company will receive as part of the agreement to separate and terminate the joint ventures with Hugo Neu Corporation identified in Note 9 of Notes to Consolidated Financial Statements. The Company's share of the results of the trading Joint Venture was an operating loss in the Company's third quarter of fiscal 2005 of $0.8 million as compared with operating income of $2.9 million in the same quarter of the prior fiscal year. This decrease was due to the decline in sales prices from second quarter 2005 levels and the related impact of selling inventories purchased before the selling prices began decreasing and a $0.7 million adjustment to mark quarter-end inventory down to the net realizable value.

On June 9, 2005, the Company announced the signing of an agreement to separate and terminate its metals recycling joint ventures with Hugo Neu Corporation, with closing of the transaction expected near the end of fiscal 2005. See Note 9 of Notes to Consolidated Financial Statements for details of the agreement.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Compared with the third quarter of fiscal 2004, selling, general and administrative expense for the same quarter this fiscal year increased $0.9 million or 6%. The increase is a result of increased legal and professional fees, including $1.6 million related to the Audit Committee's investigation of payment practices in the Far East as discussed in Note 5 to the consolidated financial statements, a $1.2 million increase in expense for the Auto Parts Business primarily related to changes in management infrastructure to allow growth of this business segment and expenses related to the addition of four new stores, and the accelerated vesting of stock options of $0.6 million, offset by a $2.9 million decrease in bonus expense. The Company's bonus program considers both operating income and the utilization of operating assets to determine bonus expense. As a result, the Company's anticipated bonus expense is less than the prior year. As a percentage of revenues, selling, general and administrative expense has decreased by 0.7% percentage points, from 7.4% to 6.7% due to spreading these expenses over higher revenues.

INTEREST EXPENSE. Interest expense for the third quarter of fiscal 2005 decreased 80% to $0.1 million compared with the third quarter of fiscal 2004. The decrease was a result of lower average debt balances during the fiscal 2005 third quarter compared with the fiscal 2004 quarter.

INCOME TAX PROVISION. The tax rate of 37.4% for this quarter of fiscal 2005 was higher than the 34.9% rate for the same quarter last year primarily because the Extraterritorial Income Exclusion (ETI) tax benefit on export sales is projected to decrease.


FIRST NINE MONTHS OF FISCAL 2005 COMPARED TO FIRST NINE MONTHS OF FISCAL 2004

RESULTS OF OPERATIONS
---------------------

REVENUES. Consolidated revenues for the nine months ended May 31, 2005 increased $157.8 million or 33% to $641.5 million from $483.7 million for the same period last year. The higher revenues were attributed to higher sales volume for the Metals Recycling Business and higher average net selling prices for both the Metals Recycling Business and the Steel Manufacturing Business as well as higher wholesale and retail revenues for the Auto Parts Business. Revenues in the first nine months of fiscal 2005 increased for the Metals Recycling Business primarily as a result of increased sales volume and prices in the worldwide ferrous metals market. Significant improvements in demand, coupled with higher raw material cost led to increases in selling prices for finished steel products sold by the Steel Manufacturing Business. Auto Parts Business revenues benefited from increased prices for sales of autobodies and higher core sale revenues. In addition, the Auto Parts Business

                        SCHNITZER STEEL INDUSTRIES, INC.


acquired four retail locations in the second quarter of fiscal 2005 that added both revenue and operating income to the segment over the prior year.

The Metals Recycling Business generated revenues of $447.3 million for the nine month period ended May 31, 2005, before intercompany eliminations, which was an increase of $120.4 million or 37% over the same period of the prior year. Ferrous revenues increased $107.4 million, or 38% to $390.0 million as a result of higher average selling prices net of shipping cost (average net selling prices), higher shipping costs and an increase in the volume sold. The average net sales price for ferrous metals increased 32% to $236 per ton, which represents $82.2 million of the revenue increase over the prior year nine month period. The cost of freight that was included in revenues increased by $9.6 million over the prior year period due primarily to higher ocean chartering costs. Average export shipping costs increased 15% over the same period in the prior year. Total ferrous sales volumes increased by approximately 87,000 tons or 6%, which represents $15.6 million of the revenue increase over the prior year nine month period and was primarily due to normal variation in the timing of when orders are received and ultimately sold.

Sales to the Steel Manufacturing Business increased by 11,000 tons or 2% to 459,000 tons due to increased production as a result of the new furnace installed in December 2004. Nonferrous revenue increased $12.4 million or 31% to $52.0 million due to higher average selling prices and higher volumes. The average net nonferrous selling price in the nine months ended May 31, 2005 was $0.55 per pound, an increase of $0.07 per pound or 14%. In addition, sales volume increased 16% to 93.9 million pounds. The increases in average selling price and volume are related to strong worldwide demand, especially from Asia, and improved by-product recoveries of nonferrous metals from the ferrous metals shredding process.

The Auto Parts Business generated revenue of $78.8 million, before intercompany eliminations, for the nine months ended May 31, 2005, which is an increase of $20.6 million or 35% over the same period of the prior year. This increase was a result of higher wholesale revenues driven by higher average sales prices for scrapped autobodies due to rising ferrous recycled metal prices and higher core sale revenues in both the Company's recently acquired and existing store locations. In addition, retail revenues increased as a result of the acquisition of four retail store locations in January 2005.

The Steel Manufacturing Business generated revenues of $228.2 million for the nine months ended May 31, 2005, which was an increase of $43.1 million, or 23% over the same period of the last fiscal year. The average net selling price increased $151 per ton, or 41% to $519 per ton, which represents a $63.8 million increase in revenue. The increase in average net selling prices was due to a combination of factors including increased worldwide steel consumption and higher raw material costs that manufacturers passed through. However, sales volumes decreased 12% to 423,000 tons, which reduced revenues by $21.0 million. The lower sales volume during the first nine months of fiscal 2005 was primarily due to abnormally high inventory levels held by fabricators and distributors of steel during the first half of fiscal 2005. Many of the Company's customers used the normal seasonal decline in consumption during the winter months to reduce their inventory levels.

COST OF GOODS SOLD. Consolidated cost of goods sold increased $78.7 million or 21% for the nine months ended May 31, 2005, compared with the same period last year. Cost of goods sold decreased as a percentage of revenues from 79% to 72%. Gross profit increased $79.0 million to $178.7 million during the latest nine month period compared to the same period in the prior year, driven by profit margin improvements at the Company's Metals Recycling, Auto Parts and Steel Manufacturing Business segments.

                        SCHNITZER STEEL INDUSTRIES, INC.


Cost of goods sold for the Metals Recycling Business increased $74.1 million or 29% to $333.1 million. As a percentage of revenues, cost of goods sold decreased compared with the first nine months of fiscal 2004 from 79% to 75%. Gross profit increased by $46.2 million to $114.1 million. The increase in gross profit was primarily attributable to higher average net selling prices per ton, a decrease in cost of goods sold related to inventory adjustments and higher sales volumes. During the second quarter of fiscal 2005, several piles of ferrous metal inventory were fully utilized revealing higher inventory volumes than the Company had previously estimated, resulting in a decrease in cost of goods sold of $5.4 million for the inventory adjustments. Compared with the first nine months of last year, the average ferrous metals cost of sales per ton increased 25% due primarily to higher purchase costs for unprocessed ferrous metals. Generally, a change in the cost of unprocessed metal has a strong correlation to changes in the average selling price. Thus, as selling prices rose compared with the first nine months of last year, so did the cost of unprocessed ferrous metal.

The Auto Parts Business' cost of goods sold increased $13.7 million or 42% for the nine months ended May 31, 2005 as compared to the cost of goods sold for the same period of last fiscal year. The higher cost of sales was primarily due to higher car purchase costs that resulted from higher scrap metal prices and the addition of seven new stores since the beginning of last year. As a percentage of revenues, cost of goods sold increased from 57% to 59% as compared to the prior year period due to higher car purchase costs and the addition of the seven new stores since the beginning of last year which earn a lower margin than the previously owned stores. Gross profit increased $6.9 million or 27% related to increased wholesale revenue earned from the higher market rates for scrap metals and the addition of seven new stores since the beginning of last year.

The Steel Manufacturing Business' cost of goods sold increased $21.1 million or 12% to $193.8 million. As a percentage of revenues, cost of goods sold decreased compared with the first nine months of fiscal 2004 from 93% to 85%. The average cost of goods sold per ton increased $95 per ton or 28% compared to the prior year nine month period, which was primarily caused by higher raw material costs for recycled metal and alloys and the effects of the melt shop shut down in December 2004. The increase in cost of sales was more than offset by the $151 per ton increase in average net selling price, and gross profit improved by $22.0 million, to $34.4 million for the nine month period ended May 31, 2005. The Steel Mill incurred approximately $5.0 million in costs during the second quarter of fiscal 2005 related to the melt shop shut down and furnace replacement project in December 2004.

JOINT VENTURES. The Joint Ventures in the metals recycling business predominantly sell recycled ferrous and nonferrous metals. Revenues for this segment in the first nine months of fiscal 2005 increased $503.7 million or 43% compared with the same period last year primarily due to 30% and 39% increases in average net selling prices per ton for the processing and trading businesses, respectively, and a 13% increase in the volume of ferrous recycled metal sold, over the prior year period. The increase in the average net selling price per ton was due to the same supply and demand circumstances described earlier for the Company's wholly-owned businesses.

The Company's share of Joint Venture operating income for the first nine months of fiscal 2005 increased to $47.8 million from $42.6 million in the first nine months of fiscal 2004. The increase in income from these Joint Ventures was primarily caused by higher selling prices and volumes. The Company's share of operating income from the trading joint venture decreased from $8.0 million in the first nine months of fiscal 2004 to $6.2 million in the first nine months of fiscal 2005, a 22% decrease. The Company's share of joint venture operating income in the first nine months of fiscal 2005 included a charge of $2.6 million for its share of environmental costs. During the second quarter of fiscal 2005, in connection with the negotiation of the separation and termination of the Company's metals recycling Joint Ventures with Hugo Neu Corporation, the Company conducted an environmental due diligence investigation of certain joint venture businesses it has now agreed to directly acquire, and identified certain environmental risks for which estimated remediation costs were accrued.

                        SCHNITZER STEEL INDUSTRIES, INC.


On June 9, 2005, the Company announced the signing of an agreement to separate and terminate its metals recycling joint ventures with Hugo Neu Corporation, with closing of the transaction expected near the end of fiscal 2005. See Note 9 of Notes to Consolidated Financial Statements for details of the agreement.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Compared with the first nine months of fiscal 2004, selling, general and administrative expense for the same period this fiscal year increased $6.6 million or 20%. The increase is a result of increased headcount of $2.6 million, increased legal and professional fees of $3.5 million, the vesting of stock options for $1.0 million, and increased administrative costs of $1.8 million related to new stores in the Auto Parts Business segment, offset by a $3.2 million decrease in expense for the Company's bonus program. Approximately $1.4 million of the increased headcount costs are related to the development of the Auto Parts Business' management infrastructure to allow growth of this business segment. The increase in legal and professional fees is the result of approximately $2.5 million incurred related to the investigation of payment practices in the Far East, as discussed in Note 5 to the condensed consolidated financial statements, with an additional $1.0 million spent on compliance with Sarbanes-Oxley and the use of outside experts to advise or assist the Company in various projects. The Company's bonus program considers both operating income and the utilization of operating assets to determine bonus expense. As a result, the Company's anticipated bonus expense is less than the prior year. As a percentage of revenues, selling, general and administrative expense has decreased by 0.7% percentage points, from 6.8% to 6.1% due to spreading these expenses over higher revenues.

ENVIRONMENTAL MATTERS. During the first nine months of fiscal 2005, the Company recorded environmental charges of $8.2 million for additional estimated costs related to the ongoing remediation of the head of the Hylebos Waterway adjacent to the Company's Tacoma, Washington metals processing facility. An estimate of this liability was initially recognized as part of the 1995 acquisition of the Tacoma facility. The cost estimate was based on the assumption that dredge removal of contaminated sediments would be accomplished within one dredge season during July 2004 - February 2005. However, due to a variety of factors, including equipment failures, dredge contractor operational issues and other dredge related delays, the dredging was not completed during the first dredge season. As a result, the Company increased its environmental accrual by $8.2 million related to this project primarily to account for additional estimated costs to complete this work during a second dredging season. The Company has filed a lawsuit against the dredge contractor to recover a significant portion of the increased costs. However, generally accepted accounting principles do not allow the Company to recognize the benefits of any such recovery until receipt is highly probable.

INTEREST EXPENSE. Interest expense for the first nine months of fiscal 2005 decreased 50% to $0.7 million compared with the first nine months of fiscal 2004. The decrease was a result of lower average debt balances during the first nine months of fiscal 2005 compared with the same period in fiscal 2004.

INCOME TAX PROVISION. The tax rate of 35.6% for the first nine months of fiscal 2005 was higher than the 30.5% rate for the same period last year for two main reasons. First, the Extraterritorial Income Exclusion (ETI) tax benefit on export sales is projected to decrease. Secondly, last year's tax rate benefited from the final release of a valuation allowance that had once offset net operating losses. The 35.6% rate approximates the 35% Federal statutory rate because the projected ETI benefits are largely offset by the projected state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations for the nine months ended May 31, 2005 was $67.0 million compared with $15.5 million for the same period in the prior fiscal year. The increase primarily resulted from the corresponding increase in net income offset by a $19.8 million increase in inventory at the Steel Manufacturing Business. The increase in inventory is a result of higher inventory prices due to increases in raw material costs and maintaining a higher quantity on hand to better meet customer demand, balance production on the rolling mills and prepare for the expected fourth quarter shut down to replace the transformer.

                        SCHNITZER STEEL INDUSTRIES, INC.


Capital expenditures for the nine months ended May 31, 2005 were $40.8 million compared with $17.0 million during the first nine months of fiscal 2004. On May 11, 2005, the Company purchased its Portland metals recycling facility for $20.0 million; the facility was formerly leased by the Company for $1.8 million per year (see additional discussion in Note 6 of Notes to Consolidated Financial Statements). The increase in capital expenditures was also due to capital improvement projects at the Company's Oakland, California recycling facility and the furnace installation at the Company's steel mill. The Company expects to spend up to $20 million on capital improvement projects during the remainder of fiscal 2005.

Accrued environmental liabilities as of May 31, 2005 were $21.8 million. Over the next 12 months, the Company expects to pay approximately $6.2 million relating to previously accrued remediation projects including the remediation on the Hylebos Waterway as discussed in Note 4 to the consolidated condensed financial statements. Additionally, the Company anticipates future cash outlays as it incurs the actual cost relating to the remediation of identified environmental liabilities. The future cash outlays are anticipated to be within the amounts established as environmental liabilities.

As of May 31, 2005, the Company had a committed unsecured bank credit facility totaling $150 million that matures in May 2006. The credit facility contains a provision whereby the Company may, upon obtaining consent of the bank group, extend the term of the agreement by one year to May 2007. The Company has provided notice of its intention to request such an extension and the bank group has agreed to the request. The extension is subject to the Company providing standard representations and warranties as of the May 2006 original maturity date. The Company currently anticipates it will be able to provide the required representations and warranties and the agreement will be extended. The Company also has additional unsecured credit lines totaling $20 million, which are uncommitted. The Company's debt agreements have certain restrictive covenants. As of May 31, 2005, the Company had aggregate bank borrowings outstanding under these facilities of $7.7 million and was in compliance with such covenants.

In July 2002, the Company's metals recycling joint ventures with Hugo Neu Corporation entered into a revolving credit facility (JV Credit Facility) with a group of banks for working capital and general corporate purposes. Prior to that time, the joint ventures' working capital and other cash needs had been met by advances provided equally by the Company and its partner, Hugo Neu Corporation. During February 2004, the facility was increased to $110 million. The JV Credit Facility expires on July 31, 2005 and is secured by the inventory and receivables of the joint venture businesses. The joint venture has requested an extension of the maturity date of the facility until December 31, 2005, but at this time the extension has not been granted. The Company is not a guarantor of the JV Credit Facility. The JV Credit Facility has a number of covenants and restrictions, including restrictions on the level of distributions to the joint venture partners. The joint ventures were in compliance with these covenants as of May 31, 2005. As of May 31, 2005, $47.9 million was outstanding under the JV Credit Facility, compared to no borrowings at August 31, 2004. The increase in borrowings outstanding since August 31, 2004 was primarily the result of increases in inventory and accounts receivable related to the timing of purchases and sales of inventory.

Upon the closing of the agreement for the separation and termination of the Company's joint ventures with Hugo Neu Corporation (HNC) as described in Note 9 of Notes to Consolidated Financial Statements, HNC will pay the Company approximately $52 million in cash. In addition, the agreement provides that each joint venture will make a final cash distribution equally to the two partners in an amount equal to the net income of the joint venture for the period from September 1, 2004 through the closing date, less any distributions of such income made prior to the closing (of which the Company had received $23.3 million as of May 31, 2005). If necessary, cash to fund these distributions may be borrowed under the JV Credit Facility. Following such distributions, the Company and HNC shall each be obligated to repay the portion of the JV Credit Facility borrowed on behalf of the joint venture businesses it acquired in the transaction.

                        SCHNITZER STEEL INDUSTRIES, INC.


The Company makes contributions to a defined benefit pension plan, several defined contribution plans and several multiemployer pension plans. Contributions vary depending on the plan and are based upon plan provisions, actuarial valuations and negotiated labor agreements. The Company anticipates making contributions of approximately $6.0 million to the various pension plans in fiscal 2005.

Pursuant to a stock repurchase program approved in 1996, the Company is authorized to repurchase up to 3.0 million shares of its stock when the market price of the Company's stock is not reflective of management's opinion of an appropriate valuation of the stock. Management evaluates long and short range forecasts as well as anticipated sources and uses of cash before determining the course of action that would best enhance shareholder value. As a result, during fiscal 2004 and 2005, the Company has made significant investments in capital equipment and has completed several acquisitions to both grow the business and enhance shareholder value. The Company is currently engaged in a growth strategy to enhance shareholder value. During the first nine months of fiscal 2005, the Company made no share repurchases. As of May 31, 2005, the Company had repurchased a total of 1.3 million shares under this program.

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


OUTLOOK.

Recycled metal markets continue to experience significant price volatility; however, consumption remains strong. Over the last 60 days, market selling prices for ferrous metal declined, but recent export market activity has shown evidence that prices may have firmed and even risen modestly on some individual sales. The Company's wholly-owned Metals Recycling Business traditionally takes ferrous export orders 60 to 90 days ahead of shipment, which may provide management with the ability to adjust its buying prices to minimize the margin impact of changes in selling prices. Ocean freight rates have declined sharply in recent weeks, which partially mitigates the reduction in ferrous selling prices. Based upon the wholly-owned Metals Recycling Businesses' current order backlog, contracted average net selling prices that are anticipated to be shipped in the fourth fiscal quarter of 2005 will be lower than the $230 per ton average reported in the third quarter of fiscal 2005, but should remain above the $199 per ton reported in last year's fourth fiscal quarter. Fourth quarter 2005 sales volumes are anticipated to be below the fiscal 2005 quarterly run rate, but total fiscal 2005 sales volume should approximate last year's level. The lower fourth quarter sales volumes are due in part to the timing of export shipping dates and lower fourth quarter inventory levels. The cost of unprocessed ferrous metal also remains very competitive and volatile.

Joint ventures in the metals recycling business are expected to experience similar market trends as the Company's wholly-owned Metals Recycling Business; however, their financial results will vary depending on a number of factors including geographic locations, competition and available inventory.

                        SCHNITZER STEEL INDUSTRIES, INC.


The Auto Parts Business generally experiences modest seasonal declines in retail demand in the summer months due to hot weather conditions reducing customer admissions. Wholesale revenues are anticipated to have mixed results during the fiscal 2005 fourth quarter; core sales volumes and pricing should remain strong, but prices for crushed auto bodies are expected to be lower than the prices realized during the third quarter of fiscal 2005 due to the recent decline in ferrous metal selling prices. Over the last few quarters the business has incurred increasing costs to procure automobile inventories due to rising ferrous metal prices. In recent weeks, the business has reduced its prices paid to procure inventory and is anticipated to continue to do so through the balance of the fourth quarter. However, fourth quarter margins are anticipated to be affected as the higher priced inventory is sold and replaced by lower cost automobiles.

West Coast consumption of finished steel long products remains strong. The Steel Manufacturing Business continues to experience good overall demand. In May 2005 the Company announced a $30 per ton price decrease for rebar and merchant bar products, which was in reaction to declines by other domestic competitors. Also, in early July, the Company announced a similar decrease for wire rod products. The announced price decreases are anticipated to result in a modest decline in fourth quarter average selling prices as compared to the third quarter of fiscal 2005 and the fourth quarter of fiscal 2004. The reduction in average selling prices is anticipated to be partially mitigated by declines in ferrous metal purchase prices. Fourth quarter 2005 sales volumes should approximate 155,000 tons, which should approximate the estimated volume of steel produced during the period.

The Company's effective fourth quarter tax rate should approximate 36%.

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

                        SCHNITZER STEEL INDUSTRIES, INC.


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

                        SCHNITZER STEEL INDUSTRIES, INC.


For the Metals Recycling Business, some of the more significant domestic competitors include regional steel mills and their brokers who compete for recycled metal for the purpose of providing the mills with feedstock to produce finished steel. During periods when market supplies of metal are in short supply, these buyers may, at times, react by raising buying prices to levels that are not reasonable in relation to more normal market conditions. As a result, the Company may have to raise its buying prices to maintain its production levels which may result in compressed margins.

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

                        SCHNITZER STEEL INDUSTRIES, INC.


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

The Company learned during fiscal 2004 that one of the multiemployer plans of the Steel Manufacturing Business would not meet ERISA minimum funding standards for the plan year ending September 30, 2004. The trustees of that plan have applied to the Internal Revenue Service (IRS) for certain relief from this minimum funding standard. The IRS has tentatively responded, indicating a willingness to consider granting the relief will be granted, provided the plan's contributing employers, including the Company, agree to increased contributions. The increased contributions are estimated to average 6% per year, compounded annually, until the plan reaches the funded status required by the IRS. These increases would be based on the Company's current contribution level to the plan of approximately $2.2 million per year. The Plan Trustees have provided information to the plan's contributing employers regarding the IRS proposed contribution rate increases and are awaiting a commitment from the employers before proceeding with the relief request.

Absent relief by the IRS, the plan's contributing employers will be required to make additional contributions or pay excise tax that may equal or exceed the full amount of that deficiency. The Company estimated its share of the required additional contribution for the 2004 plan year to be approximately $1.1 million and accrued for such amount in fiscal 2004. Future funding deficiency assessments against the Company are possible until the multiemployer plan obtains a waiver from the IRS or the plan reaches the minimum funded status level required by the IRS.

Joint Ventures and Separation of HNC: The Company has significant investments in joint venture companies, the most substantial of which are its five metals recycling joint ventures with Hugo Neu Corporation (HNC). In each case, the day-to-day activities of the joint venture business are managed by the Company's joint venture partner, not the Company. As a result, the Company does not have the same ability to control or predict the operations, cash flow, expenditures, debt, and related financial results as it does with its consolidated businesses. Therefore, it is difficult to predict the financial results of the joint ventures.

In recent years, the Company's relationship with the chief executive officer of HNC, its most significant joint venture partner, has deteriorated. There have been disagreements regarding business decisions as well as personality clashes, but the Company does not believe that these issues have materially affected the operations or operating results of the joint ventures. The Company has disputed HNC's recent unilateral assertion of a right to be paid certain commissions on sales by the joint venture engaged in global trading of recycled metals, as described in more detail in Note 5 of Notes to Consolidated Financial Statements.

                        SCHNITZER STEEL INDUSTRIES, INC.


On June 9, 2005, the Company announced the signing of an agreement to separate and terminate its joint ventures with HNC, with closing of the transaction expected near the end of fiscal 2005. See Note 9 of Notes to Condensed Consolidated Financial Statements for details of the agreement. Closing of the transaction is subject to a number of conditions, including obtaining certain third party consents, permit amendments or transfers, and HNC obtaining required financing. There can be no assurance that all conditions will be satisfied or waived and the transaction closed.

The Company and HNC principally used historical earnings before interest and taxes (EBIT) trends to arrive at an equitable separation of the various joint venture assets. Since the second quarter of fiscal 2005, the businesses which the Company is receiving have experienced challenging conditions that adversely affected the financial results compared to historical EBIT trends and to the businesses to be received by HNC. Management believes historical EBIT trends used to separate the assets are good indicators of relative value, but management is unable to predict the future performance of these businesses.

The Company depends on the efforts and abilities of its senior management and other key employees. With the anticipated separation of the joint ventures with HNC, the Company will be acquiring direct ownership of metals recycling businesses in New England and Hawaii and a metals trading business in Russia and the Baltic Sea region, the day-to-day operations of which are currently overseen by HNC. The Company will depend on key employees of those businesses, particularly those involved in the metals trading operations, becoming employed by the Company and providing for the continuity of those businesses. Loss of key personnel or other transition issues could adversely affect the Company.

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

Reliance on Key Pieces of Equipment: The Company and its joint venture partners rely on key pieces of equipment in the various manufacturing processes. Key items include the shredders and ship loading facilities at the metals recycling locations and the transformer, furnace, melt shop and rolling mills at the Company's steel manufacturing business, including the electrical power and natural gas supply into all of our locations. If one of these key pieces of equipment were to have a mechanical failure and the Company were unable to correct the failure, revenues and operating income may be adversely impacted. Where practical, the Company has taken steps to reduce these risks such as maintaining a supply of spare parts, performing a regular preventative maintenance program and maintaining a well trained maintenance team that is capable of making most of the Company's repairs.

                        SCHNITZER STEEL INDUSTRIES, INC.


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

Tax Laws: The Company's tax rate the last three years has benefited from state income tax credits, from the federal Extraterritorial Income Exclusion (ETI) on export sales, and from the final releases of a valuation allowance once offsetting the net operating losses that had accompanied a 1996 business acquisition. The Company's present and future tax rates will likely benefit only from the first of these three factors because the recently-enacted American Jobs Creation Act of 2004 (the Act) eliminated the ETI benefit and because there is no further valuation allowance to release. Compensating for the Company's loss of ETI benefit will be the new deduction under the Act for Qualified Production Activities Income, but the effect of this new deduction on the Company's effective tax rate will not be determinable until final regulations explaining it are issued. Currently, a tax rate between 34% and 37% is projected for fiscal 2005.

Currency Fluctuations: Demand from the Company's foreign customers is partially driven by foreign currency fluctuations relative to the U.S. dollar. Strengthening of the U.S. dollar could adversely affect the competitiveness of the Company's products in the markets in which the Company competes. The Company has no control over such fluctuations and, as such, these dynamics could affect the Company's revenues and earnings. The Company conducts most transactions in U.S. dollars.

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

                        SCHNITZER STEEL INDUSTRIES, INC.


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



ITEM 4.    CONTROLS AND PROCEDURES

Schnitzer Steel Industries, Inc. management, under supervision of the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining disclosure controls and procedures for Schnitzer Steel Industries, Inc. and its subsidiaries. As of May 31, 2005, with the participation of the Chief Executive Officer and the Chief Financial Officer, management completed an evaluation of the Company's disclosure controls and procedures. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of May 31, 2005 are effective to ensure that all material information relating to Schnitzer Steel Industries, Inc. and its subsidiaries is made known to them by others within the organization as appropriate to allow timely decisions regarding required disclosures.

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

                        SCHNITZER STEEL INDUSTRIES, INC.


                                     PART II

ITEM 1.    LEGAL PROCEEDINGS

The Company was advised in 2004 that its practice of paying commissions to the purchasing managers of customers in connection with export sales of recycled ferrous metals to the Far East may raise questions of possible violations of U.S. and foreign laws, and the practice was stopped. Thereafter, the Audit Committee was advised and conducted a preliminary compliance review. On November 18, 2004, on the recommendation of the Audit Committee, the Board of Directors authorized the Audit Committee to engage independent counsel and conduct a thorough, independent investigation and directed that the existence and the results of the investigation be voluntarily reported to the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC), and that the Company cooperate fully with those agencies. The Board, through its Audit Committee, is continuing its independent investigation, which is being conducted by an outside law firm. The Company has notified the DOJ and the SEC of the investigation; has instructed the outside law firm to provide those agencies with the information obtained as a result of the investigation; and is cooperating fully with those agencies. The investigation is not expected to affect the Company's previously reported financial results, including those reported in this 10-Q. The Company cannot predict the results of the investigation or whether the Company or any of its employees will be subject to any penalties or other remedial actions following completion of the investigation.



ITEM 6.    EXHIBITS

           3.2    Restated Bylaws of the Company.

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




                                       SCHNITZER STEEL INDUSTRIES, INC.
                                       (Registrant)



Date:  July 6, 2005                    By: /s/ Kelly E. Lang
      --------------                       ------------------------------
                                           Kelly E. Lang
                                           Acting Chief Financial Officer