Form 10-K
period 2005-08-31
SCHNITZER STEEL INDUSTRIES INC
filed 2005-11-15
CIK 912603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2005

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

Registrant’s telephone number, including area code: (503) 224-9900

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the registrant’s voting common stock outstanding held by non-affiliates on February 28, 2005 was $904,886,622.

The Registrant had 22,491,943 shares of Class A Common Stock, par value of $1.00 per share, and 7,985,366 shares of Class B Common Stock, par value of $1.00 per share, outstanding at November 1, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated herein by reference in Part III.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

PART I

ITEM 1.    BUSINESS

Overview

General. Schnitzer Steel Industries, Inc. (the Company) operates in three vertically integrated business segments that include the Metals Recycling Business, the Auto Parts Business and the Steel Manufacturing Business. The Metals Recycling Business collects, processes and recycles metals by operating one of the largest metals recycling businesses in the United States. The Auto Parts Business operates as Pick-N-Pull and the Company believes it is one of the country’s leading self-service used auto parts networks. Additionally, Pick-N-Pull is a supplier of autobodies to the Metals Recycling Business, which processes the autobodies into sellable recycled metal. The Steel Manufacturing Business purchases recycled metals from the Metals Recycling Business and uses its mini-mill to process the recycled metals into finished steel products. As a result of the Company’s vertically integrated business, it is able to transform autobodies and other unprocessed metals into finished steel products.

Recent Acquisitions. On September 30, 2005, the Company and Hugo Neu Corporation (HNC) and certain of their subsidiaries closed a transaction to separate and terminate their metals recycling joint venture relationships. The following steps were taken relating to the dissolution of these relationships:

•
The Company acquired the 50% interests in Prolerized New England Company (“PNE”) and certain other joint ventures based in Massachusetts, New Hampshire and Maine that were owned by HNC, with the result that these joint ventures became wholly-owned by the Company, and the Company gained control of Metals Recycling, LLC (“MRL”), a joint venture based in Rhode Island of which 60% of the membership interests are owned by PNE;

•	HNC acquired the Company’s 50% interests in the joint ventures based in New Jersey, New York and California, with the result that these joint ventures became wholly-owned subsidiaries of HNC;
•
Hugo Neu Schnitzer Global Trade LLC (Global Trade), a joint venture engaged primarily in scrap metal trading, redeemed the Company’s 50% membership interest in Global Trade in exchange for the assets and liabilities of Global Trade’s trading business that purchases ferrous metals in Russia and certain Baltic countries and Global Trade retained the trading business operating outside of Russia and the Baltic countries;

•	The Company acquired HNC’s metals recycling business in Hawaii;
•	The Company received $52.3 million in cash consideration, subject to post-closing adjustments;
•	The Company received from HNC a non-compete agreement that bars HNC from buying scrap metal in certain areas in Russia and the Baltic region for a five-year period ending on June 8, 2010;
•
The Company and HNC and certain of their affiliates entered into a number of related agreements governing, among other things, employee transitional issues, benefit plans, scrap sales and other transitional services; and

•	The Company and HNC and certain of their affiliates executed and delivered mutual global releases.

On September 30, 2005, the Company acquired Greenleaf Auto Recyclers, LLC (“Greenleaf”), five store properties previously leased by Greenleaf and certain Greenleaf debt obligations. Greenleaf is engaged in the business of auto dismantling and recycling and sells its products primarily to collision and mechanical repair shops. This business is referred to as full-service auto dismantling. Greenleaf currently operates in 22 locations throughout the United States. The total consideration for this transaction was $44 million, subject to post-closing adjustments. The Company also expects to record estimated environmental liabilities as a result of due diligence performed in connection with this acquisition.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

On October 31, 2005, the Company purchased substantially all of the assets of Regional Recycling LLC (“Regional”) for $65.5 million in cash and the assumption of certain liabilities. Regional operates 10 metals recycling facilities located in the states of Georgia (Atlanta (3), Gainesville, Cartersville, Rossville and Bainbridge) and Alabama (Birmingham, Attalla and Selma), which process ferrous and nonferrous scrap metals without the use of shredders. Regional is situated in a growing market for recycled metals in the southeastern United States, which is home to a large number of steel mills, industrial manufacturing companies, and increasingly a destination for auto manufacturers as well as a growing number of auto-parts suppliers. Regional sells its ferrous metal to domestic steel mills in its area. Its nonferrous metal is sold in both domestic and foreign markets. During calendar year 2004, Regional’s most recent fiscal year, this company sold over 500,000 tons of ferrous metal and nearly 100 million pounds of nonferrous metal. The Company expects to record estimated environmental liabilities related to Regional based on due diligence performed in connection with this acquisition.

Metals Recycling Business. Both the HNC and Regional transactions discussed above closed after the Company’s most recent fiscal year end, and, accordingly, the Company’s historical financial information included in this Form 10-K reflects the Company’s ownership in its metals recycling operations (“Historical Metals Recycling Business”) and in the HNC joint ventures as each existed prior to completion of those transactions. Certain supplementary information for the business acquired in the HNC transaction (“Acquired Metals Recycling Business”) and for Regional has also been provided.

The Company’s Metals Recycling Business has major collection and processing facilities in the following locations:

Historical	Acquired
Metals Recycling Business	Metals Recycling Business	Regional

Fresno, CA	Kapolei, HI	Attala, AL
Oakland, CA	Everett, MA	Birmingham, AL
Sacramento, CA	Madbury, NH	Atlanta, GA
Eugene, OR	Johnston, RI	Cartersville, GA
Portland, OR
Tacoma, WA

In fiscal 2005, the Company’s Historical Metals Recycling Business’ eleven yards, including the major facilities for that business shown above, sold 1.9 million ferrous tons, of which 0.1 million tons were brokered. Approximately 63% of this recycled ferrous metal volume was sold to Asian steel producers. The geographic locations of the Company’s facilities at major deep-water ports in the United States are strategic for the Metals Recycling Business in that they facilitate bulk shipments to Asia and other foreign markets.  Additionally, because the Company generally has processing operations at the same sites as its dock facilities, it achieves significant cost advantages by reducing the need to handle and move material multiple times. Additionally, the Company often avoids paying third parties to load cargoes at either private or public dock facilities.

The Acquired Metals Recycling Business’ eight yards, including the major scrap processing facilities shown above, sold 1.2 million tons of ferrous metals in fiscal 2005 of which approximately 35% was sold to Asian steel producers.

The Company owns the marine terminal at the Everett location. The Providence, Rhode Island location, which is a collection and marine shipping facility near the Johnston processing facility, has been under lease from a third party. The Company and the third party have verbally agreed to terms for a long-term lease of this facility. Finalization of the lease is expected in the short-term. See “Factors That Could Affect Future Results” in Part II, Item 7.

Schnitzer Global Exchange Corp. (“Schnitzer Global Exchange”) is a wholly-owned subsidiary of the Company formed to acquire the Russia and Baltic trading business received in the HNC transaction discussed above. Schnitzer Global Exchange purchases processed ferrous metal from metals processors that operate in Russia and the Baltic

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

countries and sells the metals to steel mills, typically within a short period of time. Because this is primarily a trading business, and not a processing business, the profit margins tend to be narrower than for the Company’s traditional metals processing business. Geographically, Russia and the Baltic countries are attractive markets and have ample supplies of unprocessed metals due to the Cold War-era infrastructures, many of which are closed or obsolete. However, their transportation infrastructure makes it more economically challenging to access the metals. The Company’s management believes that the acquisition of this business complements the Company’s processing business. It allows the Company to further meet its customers’ needs and expands the Company’s global market share of the ferrous recycled metals business. In fiscal 2005, the business acquired by Schnitzer Global Exchange sold approximately 1.2 million tons of ferrous metals.

Auto Parts Business. The Auto Parts Business purchases salvaged vehicles, sells used parts from those vehicles through its retail stores and wholesale operations, and sells the remaining portion of the vehicles to metal recyclers. Until September 30, 2005, the Auto Parts Business consisted of a network of 30 retail locations in the United States and Canada operating as self-service used auto parts stores. These stores are self-service in that customers themselves remove used auto parts from vehicles in inventory. With the Company’s purchase of Greenleaf on September 30, 2005, the Company has added a full-service component to its Auto Parts Business. Full-service stores generally maintain newer cars in inventory. Professional staff members dismantle, test and inventory individual parts, which are then delivered to business or wholesale customers, typically collision and mechanical repair shops, via Company delivery trucks. Management currently anticipates that several of the Greenleaf stores will be converted to self-service locations, others will combine both full-service and self-service, and some will remain as full-service enterprises. The Company’s historical self-service business model has created a competitive position in its markets due to its proprietary technology, which is used to centrally manage and operate the geographically diverse network, the consistent approach of offering customers a large selection of cars from which to obtain parts and its efficient processing of autobodies. Additionally, this business has a philosophy which incorporates business practices that significantly improve its customers’ shopping experiences at its stores. The Company’s management intends to apply relevant portions of this model to the Greenleaf business and to expand the model to incorporate the full-service aspect of Greenleaf. Additionally, the Company’s management believes its model can be efficiently replicated in other geographic locations.

Steel Manufacturing Business. The Company’s Steel Manufacturing Business consists of its wholly-owned subsidiary, Cascade Steel Rolling Mills, Inc. The Steel Manufacturing Business produces steel reinforcing bar (rebar), wire rod, merchant bar, coiled rebar and other specialty products. The Company believes that the Steel Manufacturing Business has a competitive position in its market due to its readily available source of recycled metals, efficient production processes, well-located shipping and transportation facilities, access to competitively priced electric power and proximity to California and other major western markets.

Business Strategy

The Company’s business strategy emphasizes continued growth of the Company’s core business, recycled metals, as well as the auto parts business, through value creating acquisitions and the development and construction of new Pick-N-Pull stores. Additionally, the business strategy incorporates maintenance of the Company’s status as an efficient and competitive producer of both recycled metal and finished steel products, as well as a low-cost provider of retail and wholesale used auto parts, through investments in technology, modern manufacturing equipment and increased production efficiencies.

The Company considers itself, first and foremost, a metals recycling company with historically over 60% of its operating income, before corporate expenses, intercompany eliminations and environmental matters and impairment charges, derived from the Metals Recycling Business and its historical joint ventures in the metals recycling business. Management believes that the Metals Recycling Business is one of the leading processors in each of the regional markets in which it operates. The combined operations of the Historical Metals Recycling Business, the Acquired Metals Recycling Business and Regional make the Company one of the largest United States metals recyclers and one of

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

the largest exporters of scrap metals. The Company intends to continue its focus on increasing its position as one of the premier recycled metals processors in the country.

The Company’s Metals Recycling Business enters into export sales contracts for ferrous recycled metals by generally selling forward 60 to 90 days and purchases metals on a daily basis. By knowing the price for which the processed material will be sold and the costs involved in processing the metals, the Company is generally able to take advantage of this differential in timing between purchases and sales and negotiate prices with suppliers that secure profitable transactions.

Growth Strategy.

The Company has developed a multi-part growth strategy, which includes the following elements:
•
Expand Metals Recycling Operations. The Company will continue to seek expansion opportunities within both its existing markets and elsewhere by working to increase its sources of metals and through selective acquisitions and investment in processing technology. The Company will consider transactions with exporters as well as with strong domestic franchises, such as Regional.

•
Expand Auto Parts Business. In fiscal 2003, the Company acquired its partners’ interest in the former Pick-N-Pull joint venture and formed the Auto Parts Business segment. The Auto Parts Business provides the Company with strong vertical integration in Northern California. The Company believes Pick-N-Pull is one of the country’s leading self-service used auto parts networks. Over the last 15 years it has developed a strong management team and internal systems that are believed to provide it with the ability to efficiently replicate the business model in other locations. In fiscal 2004, the Auto Parts Business acquired the assets and leased the sites for three self-service used auto parts stores in Canada. In January 2005, the Auto Parts Business acquired the assets and leased the sites for four self-service used auto parts stores in Missouri, Ohio and Virginia. In September 2005, the Company acquired Greenleaf, a full-service used auto parts business. The Company’s involvement with the used auto parts business has historically been in the self-service sector through its association with Pick-N-Pull. Several of the Greenleaf stores will be converted to self-service locations as management considers this to be more appropriate for those markets. A number of Greenleaf’s locations will remain as full-service enterprises, particularly those in the Southwest, Southeast and New England, due to their strength in those markets. Although the Greenleaf acquisition has allowed the Company to expand its Auto Parts Business into the full-service sector, a synergistic, natural extension of its self-service business, the Company remains focused on the self-service component of this industry. Management continues to evaluate strategic relationships in markets that it believes would provide an economic benefit to the Auto Parts Business.

•
Complete Value Creating Acquisitions. The Company intends to complete acquisitions it believes will create shareholder value and over the long-term will earn after tax income in excess of its cost of capital. With a strong balance sheet, cash flows and available borrowing capacity, the Company believes it is in an attractive position to complete reasonably priced acquisitions fitting the Company’s long-term strategic plans.

Invest in Modern Processing and Manufacturing. The Company’s objective is to be an efficient and competitive producer of both recycled metals and finished steel products in order to maximize the operating margin for both operations. To meet this objective, the Company has focused on and will continue to emphasize the cost-effective purchasing and efficient processing of metals. The Company has made significant investments in modern equipment to ensure that its operations have cost effective technology to produce high quality products and to maximize economies of scale. The Company will continue to invest in equipment to improve the efficiency and capabilities of its businesses. During the last five years, the Company spent $77.8 million on capital improvements in the Historical Metals Recycling Business and Steel Manufacturing Business. In fiscal 2005, the Company began to significantly increase its capital expenditures and expects these expenditures in fiscal 2006 to be approximately $80.0 million. These expenditures will be incurred in order to modernize its Metals Recycling Business facilities, including those of its recently acquired businesses, as well as to modernize stores in its Auto Parts Business and perform selected efficiency improvements in its Steel Manufacturing Business. Additionally, the Company will commit capital in

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

fiscal 2006 to convert certain Greenleaf stores from full-service to self-service and to modernize Greenleaf’s equipment and facilities.

The Metals Recycling Business continually reviews the state of processing equipment and evaluates whether the current equipment is capable of efficiently processing the required quantities and grades. Some of the Company’s significant planned additions during fiscal 2006 include:
•
Completing the installation of a state-of-the-art mega-shredder in the Oakland, California facility by mid-2006, in order to reduce operating costs and improve product quality as well as allow the shredding of materials that were not previously shredded. Management has also approved the installation of a mega-shredder in the Portland, Oregon facility, which is expected to be completed in the second half of calendar year 2006. Another mega-shredder is scheduled to be installed in the recently acquired Everett, Massachusetts facility and is also expected to be completed in the second half of calendar year 2006;

•
Investing in efficient and technologically advanced, automated sorting systems to recover increased volumes of nonferrous metal from the shredding process. In 2006, the Company will initiate an induction sorting system (ISS) to improve the recoverability of high value stainless steel. The ISS will be installed in the Oakland, Tacoma and Johnston facilities in 2006 and in the other shredder facilities thereafter;

•
Continuing the reconfiguration and modernization of the Portland, Oregon facility. In addition to the mega-shredder and nonferrous sorting system mentioned above, the Company is continuing work to improve the ship loading facilities by reconstructing the dock and installing a modernized crane. Completion of this work is expected in the spring of 2006.

The Steel Manufacturing Business operates an electric arc furnace and two rolling mills. Management continually reviews operations to identify areas where efficiencies can be obtained with an appropriate cost benefit. Some of the Company’s significant additions during fiscal 2005 included:
•
Replacing the electric arc furnace in the melt shop to reduce energy consumption, reduce conversion costs, improve production capacity and increase the product quality. Since installation, the new electric arc furnace is performing well and exceeding productivity expectations;

•	Repairing the hotbed on rolling mill #1 to improve product quality.

For fiscal 2006, the Company plans to begin incurring capital expenditures in order to expand the capacity and, thus, the production of the billet reheat furnace on its second rolling mill. The new furnace installed in the melt shop in fiscal 2005 has increased production of billets, and the second rolling mill has additional capacity to produce finished products. If the billet reheat furnace is expanded to provide more input to the rolling mill, it provides an opportunity for the mill to increase its finished steel production. The first phase of this project is expected to be completed in fiscal 2006.

Use of Information Technology. In April 2005, the Company’s Board of Directors approved a technology investment plan to upgrade the Company’s software and hardware in order to address the needs brought about by its recent and expected growth. The plan also provides for developing common software and hardware platforms for all of the Company’s businesses and for creating a centralized data center. Additionally, the plan included the hiring of a chief information officer, which has been accomplished, and expansion of the Company’s technology team, which is in progress.

One of Pick-N-Pull’s primary business strategies is to utilize information systems technology to collect data regarding production, processing costs and customer sales and to utilize this data to centrally manage its geographically diverse and expanding store base. To this end, the technology investment plan confirms Pick-N-Pull’s continued investment in its core information systems to leverage its competitive advantage. The technology investment plan also supports the evolution of Pick-N-Pull’s car purchasing system. Additionally, in accordance with the plan, Pick-N-Pull is currently analyzing the purchase or development of a point-of-sale system to ultimately be utilized at all of its retail locations.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

Capture Benefits of Integration. The Company has sought to capture the potential benefits of business integration whenever appropriate. Beginning with the source of raw materials, the Auto Parts Business has the capability to supply the Metals Recycling Business with a portion of its autobodies for use in its metals recycling process. The Metals Recycling Business then has the capability to provide the Steel Manufacturing Business with a predictable, high quality supply of recycled metals in an optimal mix of grades for efficient melting. Likewise, the Steel Manufacturing Business ensures a steady regional market for a portion of the Metals Recycling Business’ production.

Metals Recycling Business

The Company is one of the largest metals processors and exporters in the United States, with eleven metals collection and processing facilities in its Historical Metals Recycling Business. Additionally, the Acquired Metals Recycling Business operates eight facilities and Regional operates ten facilities. The Company purchases, processes and sells ferrous metals to foreign and domestic steel producers, including the Steel Manufacturing Business. The Metals Recycling Business also engages in the trading business by purchasing processed metal from other recycled metals processors for shipment to either the Steel Manufacturing Business or third party customers without further processing. With the acquisition of Schnitzer Global Exchange in September 2005, the Company expanded its trading business to include purchasing of processed metals from Russia and the Baltic countries. The Company also buys, processes and sells nonferrous metals to both the domestic and export markets.

Due to the large capital investment required for metals recycling equipment and the scarcity of potential yard sites that are properly zoned and have access to waterways, highways and railroads, the recycled metals industry is characterized by a relatively small number of large dominant metals processors, such as the Company’s Metals Recycling Business and many smaller regional metals processors. The large processors collect raw metals from a variety of sources, including smaller metal recyclers and dealers, and then sort, clean and cut it into sizes and grades suitable for use by steel manufacturers.

The Company’s Portland, Oregon; Oakland, California; Tacoma, Washington; Everett, Massachusetts and Providence, Rhode Island metals recycling facilities are located at deep water terminals and also have rail and highway access. As a result, the Company believes it is strategically located, both for collection of unprocessed metals from suppliers and for efficient distribution of processed recycled metals to United States and foreign steel producers.

Customers and Marketing. The following table sets forth information about the amount of ferrous recycled metals sold by the Company’s Historical Metals Recycling Business to certain groups of customers during the last five fiscal years:

	Year Ended August 31,
	2005		2004		2003		2002		2001
	Sales	Vol.[1]	Sales	Vol.[1]	Sales	Vol.[1]	Sales	Vol.[1]	Sales	Vol.[1]
	(dollar amounts in millions)
Ferrous Recycled Metals
Asian Steel Producers
and Representatives	$336.3	1,175	$270.0	1,170	$178.7	1,157	$126.8	1,068	$91.8	777
Steel Manufacturing Business:
Processed	108.6	478	76.3	402	34.8	303	29.7	313	42.6	471
Traded [2]	28.5	147	35.8	216	26.0	232	7.9	94	7.1	95
	137.1	625	112.1	618	60.8	535	37.6	407	49.7	566
Other US Steel Producers	14.8	65	10.8	57	15.8	120	9.1	82	14.1	139
Total ferrous recycled metals	$488.2	1,865	$392.9	1,845	$255.3	1,812	$173.5	1,557	$155.6	1,482

1 In thousands of long tons (2,240 pounds).
2 Consists of recycled metal that is purchased from other suppliers for direct shipment and is not processed by the Metals Recycling Business.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

The Company sells recycled metals to foreign and unaffiliated domestic steel producers or their representatives and to the Steel Manufacturing Business. The Company has developed long-standing relationships with Asian and United States steel producers. The Company’s primary Asian recycled metals customers are located in South Korea and China, with additional sales in fiscal 2005 to Thailand. In fiscal 2005, South Korean companies purchased 49% of the Company’s export sales with China purchasing 37%. The Company has established representatives in South Korea, China and Japan to better serve Asian markets. The Historical Metals Recycling Business’ five largest customers accounted for 66% of recycled metals sales to unaffiliated customers in fiscal 2005. However, the Company’s recycled metals customers vary from year to year due to demand, competition, relative currency values and other factors. Recycled metals sales are generally denominated in United States dollars and most ferrous recycled metals shipments to foreign customers are supported by letters of credit.

The Acquired Metals Recycling Business’ ferrous metals are primarily sold to foreign customers. In fiscal 2005, over 85% of the processing business’ ferrous tons were shipped to foreign countries, including approximately 35% sent to Asian countries, primarily India, China, Taiwan and Malaysia. Shipments were also made to European countries, including Turkey and Italy, as well as to Egypt, Mexico and Peru.

Regional sells virtually all of its ferrous metals to customers in the domestic market. Regional’s location in the Southeast provides an advantageous position as a supplier of ferrous scrap to numerous steel producers in that region.

Recycled metals prices are subject to market cycles which are influenced by many factors including worldwide demand from steel and other metal producers and readily available supplies of raw materials that can be processed into sellable scrap. Market prices for recycled ferrous metals reached historical highs during fiscal 2005 with the Company’s Historical Metals Recycling Business average net selling price for fiscal 2005 reaching $230 per ton compared to $184 per ton in fiscal 2004 and $122 per ton in fiscal 2003. Prices for both domestic and foreign recycled metals are generally established through a competitive bidding process based on prevailing market rates. Export recycled metals sales contracts provide for shipment generally within 60 to 90 days after the price is agreed to, which, in most cases, includes freight. The Company attempts to respond to changing export price levels by adjusting its purchase prices at its metals recycling yards to maintain its operating margin dollars per ton. However, the Company’s ability to fully maintain its operating margin per ton through periods of rapidly declining prices can be limited by the impact of lower purchase prices on the volume of recycled metals flowing to the Company from marginal unprocessed metal suppliers. Accordingly, the Company believes it generally benefits from rising recycled metals prices, which provide the Company greater ability to maintain or expand both margins and unprocessed metals flow into its yards.

The Company also sells recycled nonferrous metals to domestic and foreign customers. The Company’s efficiency in recovering nonferrous metals from its shredding process has provided increasing supplies for its Historical Metals Recycling Business to sell to foreign customers. The nonferrous cargoes are loaded into ocean-going containers, which are shipped to the customers. The acquisition of Regional has significantly increased the nonferrous component of the Company’s Metals Recycling Business. Many of Regional’s industrial suppliers utilize nonferrous metals in the manufacturing of automobiles and auto parts. Thus, Regional receives proportionately more nonferrous metals than the Company’s Historical Metals Recycling Business. Regional processes approximately 100 million pounds of nonferrous scrap annually, with over 70% of its volume sold to domestic customers and the balance sold internationally. The Acquired Metals Recycling Business also sold over 65 million pounds of nonferrous metals in fiscal 2005.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

The following table sets forth information about the amount of nonferrous recycled metals sold by the Company’s Historical Metals Recycling Business during the last five fiscal years:

	Year Ended August 31,
	2005		2004		2003		2002		2001
	Sales	Vol. (1)	Sales	Vol.(1)	Sales	Vol.(1)	Sales	Vol.(1)	Sales	Vol.(1)
	(dollar amounts in millions)
Nonferrous Recycled Metals
Nonferrous recycled metals	$70.7	125,745	$57.0	117,922	$47.8	113,378	$41.7	112,622	$43.0	114,441

(1) In thousands of pounds.

Sources of Unprocessed Metals. The most common forms of raw metals purchased by the Company are obsolete machinery and equipment such as automobiles, railroad cars, railroad tracks, home appliances and demolition metal from buildings and other obsolete structures. The metals are acquired from suppliers at posted prices at the Company’s metals recycling yards, from Company drop boxes at a diverse base of suppliers’ industrial sites and through negotiated purchases from other large suppliers. The Company purchases unprocessed metals from a large number of suppliers, including railroads, industrial manufacturers, automobile salvage yards, metals dealers, and individuals. Metals recycling yards situated nearest to unprocessed metals sellers and major transportation routes have a competitive advantage because of the significance of freight charges relative to the value of metals. The Historical Metals Recycling Business’ Portland, Tacoma and Oakland yards receive raw metals using major railroad routes, deep water ports and major highways, as do the Acquired Metals Recycling Business’ Everett and Providence yards. Most of the Company’s other Historical Metals Recycling Business’ yards have access to railways to both receive and then ship metals to the Company’s major yards using railroad cars, which management believes provides the Company with a competitive advantage. The locations of the Company’s facilities allows it to competitively purchase raw metals from the San Francisco Bay area (one of the largest metropolitan regions in the country) north up the West Coast to British Columbia and Alaska and to the east including Idaho, Montana, Utah and Nevada. The Acquired Metals Recycling Business provides access to sources of unprocessed metals in Connecticut, Rhode Island, Maine, Massachusetts, Vermont, New Hampshire and Hawaii.

Regional purchases approximately half of its ferrous and nonferrous unprocessed metals volume from industrial companies, with the remaining volume coming from smaller dealers. The industrial companies provide Regional with metals that are by-products of their manufacturing processes. Regional typically collects the material via its drop boxes located at the industrial companies’ sites. The southeastern U.S. has recently become a highly attractive location for international auto manufacturers, specifically Alabama and Georgia where Regional’s facilities are located. With the rise of auto manufacturing, auto parts manufacturers have also established facilities in this area. These manufacturers have provided Regional with a consistent, growing supply of scrap.

The Company is a 50% partner in two joint ventures operating out of Richmond, California which are industrial plant demolition contractors. These joint ventures dismantle industrial plants, perform environmental remediation, resell any machinery or pieces of steel that are salvaged from the plants in a usable form and sell other recovered metals, primarily to the Company. The Company is also a 50% partner in two joint ventures in Oregon and Idaho, which process recycled metals. The Company purchased substantially all of the ferrous metals generated by these joint ventures during fiscal 2005 and 2004, which included 79,000 tons and 63,000 tons, respectively. Purchase terms are negotiated at arms-length between the Company and the other partners of the joint ventures.

Metals Recycling. The Company processes raw metal by sorting, shearing, shredding and torching, resulting in metal processed into pieces of a size, density and purity required by customers for use in their melting furnaces. Smaller, more homogenous pieces of processed metals have more value because they melt easier than larger pieces and more completely fill a steel mill’s furnace charge bucket.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

One of the most efficient ways to process and sort metal is by the use of shredding systems. Currently, the Portland and Oakland facilities each operate a large shredder capable of processing up to 1,500 tons of metal per day and the Tacoma facility has a mega-shredder capable of shredding over 2,500 tons per day. The Oakland facility is currently installing a mega-shredder, expected to be completed by mid-2006, which will give it the ability to shred 2,500 tons per day as well as more efficiently process larger and thicker pieces of metal than were previously processed using other more costly techniques. The Company also plans to complete installation of mega-shredders in Portland, Oregon and Everett, Massachusetts during the last half of calendar 2006. Mega-shredders are designed to provide a denser product and a more pure form of ferrous metal, which is preferred, as the metal can be more efficiently used by steel mills. Having a larger machine gives the Company the ability to broaden the types of material that can be fed into the shredder, and thus processed more efficiently than other more traditional processes. Shredders reduce automobile bodies, home appliances and other light gauge sheet metal into fist-size pieces of shredded recycled metal in seconds. The shredded material is then carried by conveyor under magnetized drums, which attract the ferrous recycled metal and separate it from the nonferrous metals and other residue found in the shredded material, resulting in a relatively pure and clean shredded steel product. The remaining nonferrous metal and residue then pass through a process that mechanically separates the nonferrous metals from the residue. The remaining nonferrous metals are either hand sorted and graded before being sold or sold unsorted. The Company’s recent investments in nonferrous separation technology were predominantly responsible for the growth in its nonferrous sales in fiscal 2005. In 2006, the Company will initiate an induction sorting system (ISS) to improve the recoverability of high value stainless steel. The ISS will be installed in the Oakland, Tacoma and Johnston facilities in 2006 and in the other shredder facilities thereafter.

While the mega-shredder in Oakland, California is being installed, production at this facility is expected to be shut down for approximately two months during the Company’s third quarter of fiscal 2006 to accommodate placement of the new shredder on the location of the existing shredder. Installations of the mega-shredders in Portland, Oregon and Everett, Massachusetts are not expected to significantly interfere with ongoing production at these facilities. However, the Acquired Metals Recycling Business’s results for the first quarter of fiscal 2006 will be adversely affected by the temporary shut-down of the shredder in Johnston, Rhode Island for an expected six weeks to convert its shredder motors from diesel to electric to comply with regulations governing noise levels.

Deep Water Terminal Facilities. The Company delivers ferrous and nonferrous recycled metals to foreign steel producers by ship or container. The Company achieves cost efficiencies by operating deep water terminal facilities at Portland, Oregon; Oakland, California; Tacoma, Washington; Everett, Massachusetts and Providence, Rhode Island. The Company owns all of its terminal facilities, historical and recently acquired, except for the Providence, Rhode Island facility, which is operated on a leased property. The Kapolei, Hawaii operation ships from a public dock. Additionally, because the Company operates most of the terminal facilities, it is not normally subject to the same berthing delays often experienced by users of unaffiliated terminals. The Company’s loading costs are believed to be lower than they would be if the Company were to utilize third party terminal facilities.

The Company’s Portland, Oregon metals recycling facility operated on property leased from a related party since 1972. In 2004, the related party began marketing the property for sale. Because the Company deemed the location of the property to be strategic to its operations, the Company purchased the property in 2005 for $20 million. The Company has undertaken the reconstruction of the dock and the addition of a modernized crane to improve the ship loading facilities at this location. Completion of this work is expected in the spring of 2006.

Competition. The Company competes for both the purchase of metals from suppliers and the sale of processed recycled metals to finished steel producers. Competition for metals purchased in the Metals Recycling Business’ markets comes primarily from well financed large recyclers of metal as well as smaller metals yards and dealers. Many of these recyclers have varying types and sizes of processing equipment that include fixed and mobile shears and large and small ferrous metal shredders, all with varying effects on the selling price of recycled metal. The Company also competes with brokers who buy product on behalf of domestic and foreign mills. The majority of the brokered material is sent to the foreign mills in bulk export shipments. Brokers in the Company’s markets have also begun to coordinate shipments of certain grades of recycled metals from smaller scrap dealers to the foreign mills via shipping containers.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

The predominant competitive factors that impact the Company’s recycled metals sales and its ability to obtain unprocessed metals are price, including shipping costs, availability, and reliability of service and product quality.

The Company competes with a number of domestic and foreign recycled metals processors for export sales. Price, including shipping costs, and availability are the two most important competitive factors, but reliability and quality are also important.

Seasonality. The Company makes a number of large ferrous metals shipments to foreign steel producers each year. The Company’s control over the timing of shipments is limited by customers’ requirements, shipping schedules and other factors. Additionally, in recent years, the Company has experienced a decline in selling prices on export sales in the spring and early summer, with prices rebounding near the end of summer. Management believes that this may be attributable to the increased availability of scrap metal in the customers’ local areas as smaller mills curtail production during the summer months to offset higher energy costs. Variations in the number of shipments from quarter to quarter can result in significant fluctuations in quarterly revenues, earnings and inventory levels.

Backlog. On August 31, 2005, the Historical Metals Recycling Business had a backlog of firm orders of $37.3 million, as compared to $78.7 million on August 31, 2004 for export ferrous metal shipments.

Auto Parts Business

The Auto Parts Business competes in the auto dismantling and used auto parts industry. The stores the Company operated prior to the acquisition of Greenleaf in September 2005 are all self-service stores in which customers remove used auto parts from a vehicle in inventory and then pay standard prices for those parts. Company personnel at those stores do not remove parts for customers or perform automotive repairs. The Company believes it has developed one of the largest networks of self-service used auto parts stores in the United States with 27 stores in nine states and an additional 3 stores in western Canada. Seventeen of the U.S. stores are located in Northern California, with the remaining stores located in Nevada, Utah, Illinois, Indiana, Missouri, Ohio, Virginia and Texas. The Company purchases salvaged vehicles and sells the parts from those vehicles through its retail store facilities and wholesale operations, and then sells the remaining portion of the vehicles to metal recyclers, including the Company’s Metals Recycling Business.

With the Company’s purchase of Greenleaf on September 30, 2005, the Company has added a full-service component to its Auto Parts Business. Full-service stores generally maintain newer cars in inventory. Professional staff members dismantle, test and inventory individual parts, which are then delivered to business or wholesale customers, typically collision and mechanical repair shops, via Company delivery trucks. Greenleaf’s stores are located in Texas and Florida and in various states in the Southeast, East and West. Management currently anticipates that several of the Greenleaf stores will be converted to self-service locations, others will combine both full-service and self-service, and some will remain as full-service enterprises.

The Company is dedicated to supplying low-cost used auto parts to its customers. In general, management believes that the prices of parts at its self-service stores are significantly lower than full-service auto dismantling prices, retail car part store prices and car dealership prices. Each store offers an extensive selection of vehicles from which consumers can remove parts. The average store is located on 14 acres and contains approximately 1,600 cars available to the customer. The Company carries domestic and foreign cars, vans and light trucks and rotates its inventory frequently which provides its customers with access to new parts inventory.

The Company typically seeks to locate its facilities with convenient access to major streets and major population centers. By operating its stores at locations that are convenient and visible to the target customer, the stores become the first stop a customer makes in acquiring their used auto parts. Convenient locations also make it easier and less expensive for suppliers to deliver vehicles.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

Products and Marketing. The following table sets forth information about the significant components of sales made by the Company’s Auto Parts Business and predecessor companies during the last five fiscal years:

	Year Ended August 31,
	2005		2004		2003		2002 (1)		2001 (1)
	Sales	%.	Sales	%.	Sales	%.	Sales	%.	Sales	%.
	(dollar amounts in millions)
Retail sales	$59.1	55%	$48.1	59%	$44.5	68%	$42.3	73%	$37.8	74%
Wholesale sales	48.7	45%	33.4	41%	20.7	32%	16.0	27%	13.5	26%
Total	$107.8	100%	$81.5	100%	$65.2	100%	$58.3	100%	$51.3	100%

(1)	The sales for periods prior to fiscal 2003 are not included in the Company’s consolidated revenues. Please refer to Note 1 and Note 3 in the Notes to the Consolidated Financial Statements.

The Company sells used auto parts from each of its self-service retail locations. Upon arriving at a store, a customer typically pays an admission charge and signs a liability waiver before entering the facility. When a customer finds a desired part on a vehicle, the customer removes it and pays an established price for the part.

Once the vehicle is removed from the customer area, certain remaining parts that can be sold wholesale (cores) are removed from the vehicle. In California, as well as Canada, these cores, such as engines, transmissions and alternators, are consolidated at a central facility. From this facility, the parts are sold, via an auction system, to a variety of different wholesale buyers. Due to larger volumes generated via this consolidation process, the Company has been able to obtain increasingly higher prices for these cores.

After the core removal process is complete, the remaining auto body is crushed and sold as scrap metal in the wholesale market. The autobodies are sold on a price per ton basis. This price is subject to fluctuations in the recycled ferrous metal markets. During fiscal 2005, the Auto Parts Business had sales of $13.3 million to the Metals Recycling Business, thereby making it the Auto Parts Business’ single largest customer. The Company’s wholesale business consists of its core and scrap sales.

The Auto Parts Business has recently developed a more formalized plan to market its stores. The marketing approach incorporates various components, including a points-based system for buying media, which is focused on making targeted impressions in the market. It also includes detailed marketing research to better establish who customers are, what they care about in their buying experience and what their buying and media habits are. The results of this research will be utilized to position the brand, and to improve media purchases and messaging content. Additionally, the Auto Parts Business plans to incorporate more retail-oriented promotional techniques and to provide each store with a custom tailored marketing calendar. It will also develop a commercial marketing plan for the Greenleaf business purchased in September 2005.

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

Sources of Vehicles. The Company obtains vehicles from four primary sources: tow companies, private parties, auto auctions and charities. The Company employs car buyers who travel to vendors and bid on vehicles. The Company also has a program to purchase vehicles from private parties called “Cash for Junk Cars.” This program is advertised in telephone directories and newspapers. Private parties call a toll free number and receive a quote for their vehicle. The private party can either deliver the vehicle to one of the retail locations or the Company can arrange for the vehicle to be

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

picked up. The Company is also attempting to secure more vehicle supplies at the source by contracting with municipalities and tow companies.

Seasonality. Historically, retail sales and admissions are somewhat seasonal and principally affected by weather and promotional events. Since the stores are open to the natural elements, during periods of prolonged wet, cold or extreme heat, the retail business tends to slow down due to the difficult customer working conditions. As a result, the Company’s first and third fiscal quarters tend to generate the most retail sales and the second and fourth fiscal quarters are the slowest in terms of retail sales.

Steel Manufacturing Business

The Steel Manufacturing Business consists of the Company’s wholly-owned subsidiary, Cascade Steel Rolling Mills, Inc., located in McMinnville, Oregon (approximately 45 miles southwest of Portland) and includes two distribution centers, located in Central and Southern California, one of which is owned by the Company. The Steel Manufacturing Business produces steel reinforcing bar (rebar), wire rod, merchant bar, coiled rebar and other specialty products. Management believes the Steel Manufacturing Business has a competitive position in its market due to its readily available source of recycled metals, efficient production processes, well-located West Coast shipping and transportation facilities, access to competitively priced electric power and proximity to California and other major western markets. In addition, the steel mill has access to major railroad routes which reduce the Steel Manufacturing Business’ delivery costs to major West Coast markets.

Products and Marketing. The Steel Manufacturing Business produces rebar, merchant bar, coiled products and specialty products. Sales of these products during the last five fiscal years were as follows:

	Year Ended August 31,
	2005		2004		2003		2002		2001
	Sales	Vol.[1]	Sales	Vol.[1]	Sales	Vol.[1]	Sales	Vol.[1]	Sales	Vol.[1]
	(dollar amounts in millions)
Rebar	$163.1	316	$143.7	340	$97.4	327	$86.7	307	$91.8	309
Coiled products	117.1	216	94.5	233	67.9	223	51.6	179	39.2	137
Merchant bar	34.3	60	31.8	66	23.4	65	21.3	67	28.8	83
Other products	1.0	1	1.3	3	3.2	7	7.0	16	7.8	17
Total	$315.5	593	$271.3	642	$191.9	622	$166.6	569	$167.6	546

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

The Steel Manufacturing Business sells directly from its mill in McMinnville, Oregon and from its Company owned distribution center located in El Monte, California (Los Angeles area) and one third-party distribution center in Lathrop, California. The distribution centers facilitate sales by maintaining a ready inventory of products close to major customers for just-in-time delivery. The Steel Manufacturing Business communicates regularly with major customers to determine their anticipated needs and plans its rolling mill production schedule accordingly. The Steel Manufacturing

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

Business also produces and inventories a mix of products forecasted to meet the needs of other customers. Shipments to customers are made by common carrier, either truck or rail.

During fiscal 2005, the Steel Manufacturing Business sold its steel products to approximately 350 customers primarily located in the 10 western states. In that period, approximately 44% of the Steel Manufacturing Business’ sales were made to customers in California. The Steel Manufacturing Business’ customers are principally steel service centers, construction industry subcontractors, steel fabricators, wire drawers and major farm and wood product suppliers. The Steel Manufacturing Business’ 10 largest customers accounted for approximately 44% of its revenues during fiscal 2005.

Recycled Metals Supply. The Company believes it operates the only mini-mill in the Western United States which has the ability to obtain its entire recycled metals requirement from its own affiliated metals recycling operations. There have at times been regional shortages of recycled metals with some mills being forced to pay higher prices for recycled metals shipped from other regions or to temporarily curtail operations. The Company’s Metals Recycling Business has the ability to supply the Steel Manufacturing Business both with recycled metals that it has processed and with recycled metals that it has purchased from third-party processors. The Metals Recycling Business is also able to deliver to the Steel Manufacturing Business an optimal mix of recycled metal grades to achieve maximum efficiency in its melting operations. Since the Company’s steel mill and major metals recycling yards are located on rail routes, the Company takes advantage of the cost benefit of shipping recycled metal by rail.

Energy Supply. Electricity and natural gas represented approximately 5% and 2%, respectively, of the Steel Manufacturing Business’ cost of goods sold in the year ended August 31, 2005.

The Steel Manufacturing Business purchases electric power from McMinnville Water & Light (McMinnville), a municipal utility, and is McMinnville’s largest customer. The Steel Manufacturing Business has a contract with McMinnville that expires in September 2011. McMinnville obtains power from the Bonneville Power Administration (BPA) and resells it to the Steel Manufacturing Business at its cost plus a fixed charge per kilowatt hour and a 3% city surcharge. The rate McMinnville obtains from BPA is for firm power; therefore, the Steel Manufacturing Business is not forced to sacrifice the reliability of its power supply for a lower interruptible power rate as is the case with certain other mini-mills. On October 1, 2001, the BPA increased its electricity rates due to increased demand on the West Coast and lower supplies.  This increase was in the form of a Cost Recovery Adjustment Clause (CRAC) added to BPA’s contract with McMinnville.  The CRAC is an additional monthly surcharge on selected power charges  The CRAC, which can be adjusted every six months, has varied from a low of 37% to a high of 52%. The current rate, which became effective on April 1, 2005, is 37%.

The Steel Manufacturing Business purchases natural gas for use in the reheat furnaces from IGI Resources of Boise, Idaho, pursuant to a contract that obligates the business to purchase minimum amounts of gas at a fixed rate. This is a take or pay contract. The current contract expires in May 2009. All natural gas used by the Steel Manufacturing Business must be transmitted via a pipeline owned by Northwest Natural Gas Company that also serves local residential customers of Northwest Natural Gas Company. To protect against interruptions in gas supply, the Steel Manufacturing Business maintains stand-by propane gas storage tanks that have the capacity to hold enough gas to operate one of the rolling mills for at least three days without refilling.

Manufacturing Operations and Equipment. The Company has continued to reinvest in its mini-mill to improve efficiencies. The Steel Manufacturing Business’ melt-shop includes a new 108-ton capacity electric-arc furnace, ladle refining furnace and five-strand continuous billet caster. In December 2004, the Steel Manufacturing Business replaced the existing electric arc furnace with a furnace that is more energy efficient, has reduced melting time and has exceeded overall productivity expectations. The melt shop has enhanced steel chemistry refining capabilities, permitting the mill to produce special alloy grades of steel not currently produced by other mills on the West Coast. The melt shop produced 672,000, 652,000 and 636,000 tons of billets during fiscal 2005, 2004 and 2003, respectively.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

The Company operates two computerized rolling mills that allow for synchronized operations of the rolling mills and related equipment. The billets produced in the melt shop are reheated in two natural gas-fueled furnaces and are then hot-rolled through one of the two mills to produce finished products. Rolling mill #1 is a 17-stand mill that was rebuilt in 1986. Rolling mill #2 is an 18-stand mill, which was installed in 1996. In 1997, a rod block and related equipment for the manufacture of wire and coiled rebar was added to rolling mill #2. Since then, the Company has completed a number of improvement projects to both mills designed to increase the operating efficiency of each mill as well as to increase the types of products that can be competitively produced. Management continues to monitor the market for new products and, through discussions with customers, identify additional opportunities. In fiscal 2005, the Company made major repairs to the hotbed in rolling mill #1. The hotbed cools the hot-rolled steel. The repairs were made to improve the quality of products produced.

For fiscal 2006, the Company has budgeted to begin expanding the billet reheat furnace on its second rolling mill. The new furnace installed in the melt shop in fiscal 2005 has increased production of billets and the second rolling mill has additional capacity to produce finished products. If the billet reheat furnace is expanded to provide more input to the rolling mill, it provides an opportunity for the Steel Manufacturing Business to increase its finished steel production.

Competition. The principal competitive factors in the Steel Manufacturing Business’ market are price, product availability, quality and service. The mill’s primary domestic competitors are Nucor, with manufacturing facilities in Utah and Washington, and Tamco with a facility in California.

In addition to domestic competition, the Steel Manufacturing Business has historically competed intensely with foreign steel producers principally located in Asia, Canada, Mexico, and Central and South America in certain of its product lines, principally in shorter length rebar and in certain wire rod grades. In the spring of 2002, the U.S. Government imposed anti-dumping and countervailing duties against wire rod products from eight foreign countries. These duties remain in effect today, are periodically reviewed, and do not have a set expiration date. Imports were also adversely impacted by rising ocean freight rates in fiscal 2004. As a result of the duties, change in freight rates and generally good market conditions in the foreign countries, the Company has experienced less competition from foreign steel producers although this competition continues to impact the Company’s sales.

Seasonality. The Steel Manufacturing Business’ revenues can fluctuate significantly between quarters due to factors such as the seasonal slowdown in the construction industry, which occurs from the late fall through early spring, and in other industries it serves. In the past, the Steel Manufacturing Business has generally experienced its lowest sales during the second quarter of the fiscal year. The Company expects this pattern to continue in the future.

Backlog. The Steel Manufacturing Business generally ships products within days after the receipt of purchase orders. Backlogs are seasonal and are typically larger in the Company’s third and fourth fiscal quarters.

Environmental Matters

Compliance with environmental laws and regulations is a significant factor in the Company’s business. Some of the Company’s businesses are subject to local, state, federal and supranational environmental laws and regulations concerning, among other matters, solid waste disposal, hazardous waste disposal, air emissions, water quality and discharge, dredging and employee health. Environmental legislation and regulations have changed rapidly in recent years and it is likely that the Company will be subject to even more stringent environmental standards in the future.

Metals Recycling Business
In connection with acquisitions in the Metals Recycling Business Segment in 1995 and 1996, the Company carried over to its financial statements reserves for environmental liabilities previously recorded by the acquired companies. These reserves are evaluated quarterly according to Company policy. On August 31, 2005, environmental reserves for the Metals Recycling Business aggregated $18.0 million. This reserve will be increased by estimated environmental

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

liabilities associated with the closings of the HNC joint venture transaction on September 30, 2005 and the Regional acquisition on October 31, 2005 as a result of due diligence performed in connection with those transactions.

Hylebos Waterway Remediation. General Metals of Tacoma (GMT), a subsidiary of the Company, owns and operates a metals recycling facility located in the State of Washington on the Hylebos Waterway, a part of Commencement Bay, which is the subject of an ongoing remediation project by the United States Environmental Protection Agency (EPA) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). GMT and more than 60 other parties were named potentially responsible parties (PRPs) for the investigation and clean-up of contaminated sediment along the Hylebos Waterway. On March 25, 2002, EPA issued Unilateral Administrative Orders (UAOs) to GMT and another party (Other Party) to proceed with Remedial Design and Remedial Action (RD/RA) for the head of the Hylebos and to two other parties to proceed with the RD/RA for the balance of the waterway. The issuance of the UAOs did not require the Company to change its previously recorded estimate of environmental liabilities for this site. The UAO for the head of the Hylebos Waterway was converted to a voluntary consent decree in 2004, pursuant to which GMT and the Other Party agreed to remediate the head of the Hylebos Waterway.

There are two phases to the remediation of the head of the Hylebos Waterway. The first phase was the intertidal and bank remediation, which was conducted in 2003 and early 2004. The second phase is dredging in the head of Hylebos Waterway, which began on July 15, 2004. During fiscal 2005, the Company paid remediation costs of $15.9 million related to Hylebos dredging which were charged to the environmental reserve. The Company’s cost estimates were based on the assumption that dredge removal of contaminated sediments would be accomplished within one dredge season during July 2004 - February 2005. However, due to a variety of factors, including dredge contractor operational issues and other dredge related delays, the dredging was not completed during the first dredge season. As a result, the Company recorded environmental charges of $13.5 million in fiscal 2005 primarily to account for additional estimated costs to complete this work during a second dredging season, and the total reserve for this site was $10.6 million at August 31, 2005. The Company and the Other Party have filed a complaint in the United States Federal District Court for Western Washington against the dredge contractor to recover damages and a significant portion of the increased costs of the second dredging season to complete the project. However, generally accepted accounting principles do not allow the Company to recognize the benefits of any such recoveries until receipt is probable and can be reasonably estimated.

GMT and the Other Party are pursuing settlement negotiations and legal actions against other non-settling, non-performing PRPs to recover additional amounts that may be applied against the head of the Hylebos remediation costs. During fiscal 2005, the Company recovered $0.7 million from four non-performing PRPs. Because the expectation of contributions from other PRPs in this amount had previously been taken into account as a reduction in the Company’s reserve for environmental liabilities, the Company recorded a $0.7 million increase in environmental liabilities in connection with these recoveries. Uncertainties continue to exist regarding the total cost to remediate this site as well as the Company’s share of those costs; nevertheless, the Company’s estimate of its liabilities related to this site is based on information currently available.

The Natural Resource Damage Trustees (Trustees) for Commencement Bay have asserted claims against GMT and other PRPs within the Hylebos Waterway area for alleged damage to natural resources. In March 2002, the Trustees delivered a draft settlement proposal to GMT and others in which the Trustees suggested a methodology for resolving the dispute, but did not indicate any proposed damages or cost amounts. In June 2002, GMT responded to the Trustees’ draft settlement proposal with various corrections and other comments, as did twenty other participants. It is unknown at this time whether, or to what extent, GMT will be liable for natural resource damages. The Company’s previously recorded environmental liabilities include an estimate of the Company’s potential liability for these claims.

Portland Harbor. In December 2000, the United States Environmental Protection Agency (EPA) named the Portland Harbor, a 5.5 mile stretch of the Willamette River in Portland, Oregon, as a Superfund site. The Company’s metals recycling and deep water terminal facility in Portland, Oregon is located adjacent to the Portland Harbor. Crawford Street Corporation, a Company subsidiary, also owns property adjacent to the Portland Harbor. The EPA has identified 69 PRPs, including the Company and Crawford Street Corporation, which own or operate sites adjacent to the Portland Harbor Superfund site. The precise nature and extent of any clean-up of the Portland Harbor, the parties to be involved,

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

the process to be followed for such a clean-up, and the allocation of any costs for the clean-up among responsible parties have not yet been determined. It is unclear whether or to what extent the Company or Crawford Street Corporation will be liable for environmental costs or damages associated with the Superfund site. It is also unclear whether or to what extent natural resource damage claims or third party contribution or damages claims will be asserted against the Company. While the Company and Crawford Street Corporation participated in certain preliminary Portland Harbor study efforts, they are not parties to the consent order entered into by the EPA with other PRPs (Lower Willamette Group) for a Remedial Investigation/Feasibility Study; however, the Company and Crawford Street Corporation could become liable for a share of the costs of this study at a later stage of the proceedings.

Separately, the Oregon Department of Environmental Quality (DEQ) has requested operating history and other information from numerous persons and entities which own or conduct operations on properties adjacent to or upland from the Portland Harbor, including the Company and Crawford Street Corporation. The DEQ investigations at the Company and Crawford Street sites are focused on controlling any current releases of contaminants into the Willamette River. The Company has agreed to a voluntary Remedial Investigation/Source Control effort with the DEQ regarding its Portland, Oregon deep water terminal facility and the site owned by Crawford Street Corporation. DEQ identified these sites as potential sources of contaminants that could be released into the Willamette River. The Company believes that improvements in the operations at these sites, often referred to as Best Management Practices (BMPs), will provide effective source control and avoid the release of contaminants from these sites, and has proposed to DEQ the implementation of BMPs as the resolution of this investigation.

The cost of the investigations associated with these properties and the cost of employment of source control BMPs are not expected to be material. No estimate is currently possible and none has been made as to the cost of remediation for the Portland Harbor or the Company’s adjacent properties.

Other Metals Recycling Business Sites. For a number of years prior to the Company’s 1996 acquisition of Proler International Corp. (Proler), Proler operated an industrial waste landfill in Texas, which Proler utilized to dispose of auto shredder residue from one of its operations. In August 2002, Proler entered the Texas Commission on Environmental Quality (TCEQ) Voluntary Cleanup Program (VCP) toward the pursuit of the VCP Certificate of Completion for the former landfill site. In fiscal 2005, TCEQ issued a Conditional Certificate of Completion, requiring the Company to perform on-going groundwater monitoring and annual inspections, maintenance and reporting. As a result of the resolution of this issue, the Company reduced its reserve related to this site by $1.6 million in fiscal 2005.

During the second quarter of fiscal 2005, in connection with the negotiation of the separation and termination of the Company’s metals recycling joint ventures with Hugo Neu Corporation, the Company conducted an environmental due diligence investigation of certain joint venture businesses it proposed to acquire. As a result of this investigation, the Company identified certain environmental risks and had accrued $2.6 million as of August 31, 2005 for its share of the estimated costs to remediate these risks. As a result of the closing of the acquisition of these businesses on September 30, 2005, the environmental reserve will be increased to reflect the total estimated environmental liabilities of the acquired businesses.

The Washington State Department of Ecology named GMT, along with a number of other parties, as Potentially Liable Parties (PLPs) for a site referred to as Tacoma Metals. GMT operated on this site under a lease prior to 1982. The property owner and current operator have taken the lead role in performing a Remedial Investigation and Feasibility Study (RI/FS) for the site. The Company’s previously recorded environmental liabilities include an estimate of the Company’s potential liability at this site.

A Company subsidiary is also a named PRP at another third-party site at which it allegedly disposed of automobile shredder residue (ASR). The site has not yet been subject to significant remedial investigation. In addition to the matters discussed above, the Company’s environmental reserve includes amounts for potential future cleanup of other sites at which the Company or its acquired subsidiaries have conducted business or allegedly disposed of other materials.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

After the shredding of automobile bodies and other obsolete machinery and appliances and the separation of ferrous and salable nonferrous metals, the remaining ASR must be managed. State and federal standards prescribe sampling protocols requiring representative samples of ASR to be analyzed to determine if they are likely to leach heavy metals, PCBs or other hazardous substances in excess of acceptable levels. ASR from the Company’s metals recycling operations in Oakland and Tacoma undergo an in-line chemical stabilization treatment prior to beneficial use as an alternative daily landfill cover.

Auto Parts Business
Since 2003, the Company has completed four acquisitions of businesses in the Auto Parts Business segment. At the time of each acquisition, the Company conducts an environmental due diligence investigation related to locations involved in the acquisition. As a result of the environmental due diligence investigations, the Company records a reserve for the estimated cost to cure certain environmental liabilities. The reserve is evaluated quarterly according to Company policy. On August 31, 2005, the reserve aggregated $5.5 million. The reserve will be increased by the estimated environmental liabilities of the Greenleaf business acquired on September 30, 2005. No environmental proceedings are pending at any of these sites other than as discussed below.

On January 6, 2004, the Auto Parts Business was served with a Notice of Violation (NOV) of the general permit requirements on its diesel powered car crushers at the Rancho Cordova and Sacramento locations from the Sacramento Metropolitan Air Quality Management District (SMAQMD). Since receiving the NOV, the Sacramento and Rancho Cordova locations have converted their diesel powered car crushers to electric powered. The Company has settled this matter which resulted in payment of a fine to SMAQMD during the Company’s fourth fiscal quarter of 2005. The settlement amount was less than the $0.6 million the Company had previously reserved for this matter.

Steel Manufacturing Business
The Steel Manufacturing Business’ electric arc furnace generates dust (EAF dust), which is classified as a hazardous waste by the EPA because of its zinc and lead content. The EAF dust is shipped to a firm in the United States that applies a treatment that allows the EAF dust to be delisted as hazardous so it can be disposed of as a non-hazardous, solid waste.

The Steel Manufacturing Business has an operating permit issued under Title V of the Clean Air Act Amendment of 1990, which governs certain air quality standards. The permit was first issued in 1998 and has since been renewed through the year 2007. The permit allows the Steel Manufacturing Business to melt up to 900,000 tons of billets per year and allows rolling mill production levels which vary based on levels of emissions.

General Environmental Issues
It is not possible to predict the total size of all capital expenditures or the amount of any increases in operating costs or other expenses that may be incurred by the Company or its subsidiaries to comply with environmental requirements applicable to the Company, its subsidiaries and their operations, or whether all such cost increases can be passed on to customers through product price increases. Moreover, environmental legislation has been enacted, and may in the future be enacted, to create liability for past actions that were lawful at the time taken but have been found to affect the environment and to increase public rights of action for environmental conditions and activities. As is the case with steel producers and recycled metals processors in general, if damage to persons or the environment has been caused, or is in the future caused, by the Company’s hazardous materials activities or by hazardous substances now or hereafter located at the Company’s facilities, the Company may be fined and/or held liable for such damage and, in addition, may be required to remedy the condition. Thus, there can be no assurance that potential liabilities, expenditures, fines and penalties associated with environmental laws and regulations will not be imposed on the Company in the future or that such liabilities, expenditures, fines or penalties will not have a material adverse effect on the Company.

The Company has, in the past, been found not to be in compliance with certain environmental laws and regulations and has incurred liabilities, expenditures, fines and penalties associated with such violations. The Company’s objective is to maintain compliance. Efforts are ongoing to be responsive to environmental regulations.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

The Company believes that it is in material compliance with currently applicable environmental regulations as discussed above and, except as discussed above, does not anticipate any substantial capital expenditures for new environmental control facilities during fiscal 2006 or 2007.

Employees

As of August 31, 2005, the Company had 1,799 full-time employees, consisting of 466 employees at the Company’s Metals Recycling Business, 460 employees at the Steel Manufacturing Business, 805 employees at the Auto Parts Business and 68 corporate administrative employees. Of these employees, as of August 31, 2005, 621 are covered by collective bargaining agreements with twelve unions. The Steel Manufacturing Business’ contract with the United Steelworkers of America (“USA”) covers 339 of these employees. The contract with the USA, which was successfully negotiated in fiscal 2005 and expires on April 1, 2008, now incorporates a production incentive bonus which ties a component of compensation to production improvements. The Company believes that its labor relations generally are good.

Available Information

The Company’s website is located at www.schnitzersteel.com. The Company makes available free of charge on or through its website, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission (“SEC”). Information contained on the Company’s website is not part of this report or any other report filed with the SEC.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

ITEM 2.    PROPERTIES

Metals Recycling Business
In May 2005, the Company purchased its Portland, Oregon metals recycling facility, including deep water terminal facilities and related buildings and improvements, for $20 million from Schnitzer Investment Corp. (“SIC”). The Company had previously leased the property from SIC, a related party to the Company.

On September 30, 2005, the Company completed a transaction to separate and terminate its metals recycling joint venture relationships with Hugo Neu Corporation, which resulted in the Company’s acquisition of certain properties previously operated under joint venture arrangements (“Acquired Metals Recycling Business”). Additionally, the Company purchased substantially all of the assets of Regional Recycling LLC (“Regional”) on October 31, 2005. See Part I, Item 1 “Business - Overview - Recent Acquisitions”. The following metals recycling operations owned by the Company prior to the completion of these transactions (“Historical Metals Recycling Business”) along with the properties acquired are all located on sites owned by the Company or its subsidiaries:

Historical Metals Recycling Business
Location	Acreage Owned At Site
Portland, OR	97
Oakland, CA	33
Tacoma, WA	26
Fresno, CA	17
Sacramento, CA	13
Eugene, OR	11
White City, OR	4
Bend, OR	3
Grants Pass, OR	1

Acquired Metals Recycling Business
Location	Acreage Owned At Site
Everett, MA	37
Johnston, RI	22
Millbury, MA	21
Kapolei, HI	6
Manchester, NH	2
Portland, ME	1

	Regional
State	Number of Locations	Total Acreage
Georgia	7	77
Alabama	2	53

The Pasco, Washington and Anchorage, Alaska operations of the Historical Metals Recycling Business are located on small sites leased from third parties. The Madbury, New Hampshire operations are located on a 91-acre site and the Providence, Rhode Island operations are located on a 9-acre site leased from third parties. The lease on the Providence, Rhode Island facility has expired. The Company and the lessor have verbally agreed to terms for a long-term lease of this facility. Finalization of the lease is expected in the short-term. See “Factors That Could Affect Future Results” in Part II, Item 7. The lease on the Madbury, New Hampshire facility has also expired. The Company has taken steps to exercise its option to purchase this property and is awaiting the owner’s response in order to consummate the purchase. The Company did not acquire Regional’s small operating site in Selma, Alabama and will be moving Regional’s Selma operations to a new site the Company expects to acquire in November 2005.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

Auto Parts Business
The Auto Parts Business has retail facilities in the following locations:

	Number of Locations	Total Acreage

Northern California	17	211
Missouri	2	38
Nevada	2	30
Texas	1	33
Indiana	1	32
Ohio	1	14
Virginia	1	13
Utah	1	12
Illinois	1	11
Canada	3	46

Total	30	440

The Company owns the properties located in Indiana and Nevada. Additionally, it owns approximately 25 acres in California, 6 acres in Illinois and 2.5 acres in Utah. The remainder of the California, Illinois and Utah facilities are leased. In addition, all of the Canadian, Missouri, Ohio, Virginia and Texas facilities are located on sites leased by the Company.

As described in Part I, Item 1 “Business - Overview - Recent Acquisitions”, on September 30, 2005, the Company acquired Greenleaf Auto Recyclers, LLC, which has facilities in the following locations:

	Number of	Total
	Locations	Acreage

Texas	6	54
Florida	5	94
Massachusetts	2	73
Virginia	2	50
Arizona	1	14
Georgia	1	13
Illinois	1	20
Michigan	1	14
North Carolina	1	9
Nevada	1	15
Ohio	1	11

Total	22	367

The Company owns the Arizona, North Carolina and Nevada properties along with 12 acres in Florida and 10 acres in Texas. The remaining properties are all leased.

Steel Manufacturing Business
The Steel Manufacturing Business’ steel mill and administrative offices are located on an 83-acre site in McMinnville, Oregon owned by the Steel Manufacturing Business. The Steel Manufacturing Business also owns its 87,000 sq. ft. distribution center in El Monte, California. The Company also owns 51 acres near the mill site in McMinnville, Oregon; however, this site is not currently utilized by the Steel Manufacturing Business.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

The equipment and facilities on each of the foregoing sites are described in more detail in the descriptions of each of the Company’s businesses. The Company believes its present facilities are adequate for operating needs for the foreseeable future.

Corporate Headquarters
The Company’s principal executive offices are located at 3200 and 3300 NW Yeon Avenue in Portland, Oregon in 48,000 sq. ft. of space leased from SIC under long-term leases. See Part III, Item 13 "Certain Relationships and Related Transactions."

ITEM 3.    LEGAL PROCEEDINGS

The Company had a past practice of making improper payments to the purchasing managers of customers in Asia in connection with export sales of recycled ferrous metals. The Company stopped this practice after it was advised in 2004 that it raised questions of possible violations of U.S. and foreign laws. Thereafter, the Audit Committee was advised and conducted a preliminary compliance review. On November 18, 2004, on the recommendation of the Audit Committee, the Board of Directors authorized the Audit Committee to engage independent counsel and conduct a thorough, independent investigation. The Board of Directors also authorized and directed that the existence and the results of the investigation be voluntarily reported to the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC), and that the Company cooperate fully with those agencies. The Audit Committee notified the DOJ and the SEC of the independent investigation, engaged outside counsel to assist in the independent investigation and instructed outside counsel to fully cooperate with the DOJ and the SEC and to provide those agencies with the information obtained as a result of the independent investigation. On August 23, 2005, the Company received from the SEC a formal order of investigation related to the independent investigation. The Audit Committee is continuing its independent investigation. The Company, including the Audit Committee, continues to cooperate fully with the DOJ and the SEC. The investigations of the Audit Committee, the DOJ and the SEC are not expected to affect the Company’s previously reported financial results, including those reported in this 10-K. However, it is probable that the SEC and DOJ will impose penalties on the Company as a result of their investigations. Because the Company is unable to estimate either the timing or the amount or range of any penalties, the Company has made no provision for penalties in its financial statements. The Company cannot predict the results of the aforementioned investigations or whether the Company or any of its employees will be subject to any disgorgement or other remedial actions following completion of these investigations.

Except as described above under Part I, Item 1 "Business -- Environmental Matters", the Company is not a party to any material pending legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

ITEM 4(a).    EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Office

John D. Carter	59	President and Chief Executive Officer
Gary Schnitzer	63	Executive Vice President
Gregory J.Witherspoon	59	Interim Chief Financial Officer
Tamara Adler Lundgren	48	Vice President, Chief Strategy Officer
Kelly E. Lang	44	Vice President, Asset and Operational Integration
Thomas Zelenka	56	Vice President, Environmental and Public Affairs
Vicki A. Piersall	44	Vice President and Corporate Controller
Donald Hamaker	53	President, Metals Recycling Business
Thomas D. Klauer, Jr.	51	President, Pick-N-Pull Auto Dismantlers
Jeffrey Dyck	42	President, Cascade Steel Rolling Mills, Inc.
Jay Robinovitz	47	Vice President, Northwest Metals Recycling Operations

John D. Carter joined the Company as President and Chief Executive Officer in May 2005. From 2002 to May 2005, Mr. Carter was engaged in a consulting practice focused primarily on strategic planning in transportation and energy for national and international businesses, as well as other small business ventures. From 1982 to 2002, Mr. Carter served in a variety of senior management capacities at Bechtel Group, Inc. including Executive Vice President and Director, as well as President of Bechtel Enterprises, Inc., a wholly owned subsidiary, and other operating groups. Prior to his Bechtel tenure, Mr. Carter was a partner in a San Francisco law firm. He is a director of Northwest Natural Gas Company, FLIR Systems, Inc., and Kuni Automotive in the U.S. In the United Kingdom, he serves as a director of London & Continental Railways and Cross London Rail Links.

Gary Schnitzer has been Executive Vice President in charge of the Company’s California metals recycling operations since 1980.

Gregory J. Witherspoon was appointed as Interim Chief Financial Officer in August 2005. Mr. Witherspoon has been a managing director with the financial consulting firm, Plan Bravo Partners, LLC since 1998. Mr. Witherspoon’s consulting engagements have included a two year assignment as President of a chain of hotels and restaurants, and a six-month assignment as Interim President and Chief Financial Officer of an automobile lender, He will serve until the completion of the search for a permanent Chief Financial Officer.

Tamara Adler Lundgren joined the Company in September 2005 as Vice President, Chief Strategy Officer. Prior to joining the Company, Ms. Adler Lundgren was a Managing Director at JP Morgan Chase, which she joined in 2001. From 1996 until 2001, Ms. Adler Lundgren was employed by Deutsche Bank AG in management positions, lastly as a Managing Director. Her previous experience includes management positions with Goldman, Sachs & Co. and serving as a partner at Hogan & Hartson, LLP. She is a director of FLIR Systems, Inc. and NetBank, Inc. in the U.S. and Radian Financial Products Limited in the United Kingdom.

Kelly E. Lang joined the Company in September 1999 as Vice President-Corporate Controller. He served as Acting Chief Financial Officer from June 2005 to August 2005 when he became Vice President for Asset and Operational Integration. From 1996 to September 1999, he was employed by Tektronix Inc. in various financial capacities, the last of which was Vice President, Finance for Tektronix Inc.’s Color Printing and Imaging Division. While with Price Waterhouse LLP, Mr. Lang was a Certified Public Accountant.

Thomas Zelenka has been with the Company since 1988, serving as the Manager of Legislative/Environmental and Public Relations prior to being named Vice President, Environmental and Public Affairs in 2002.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

Vicki A. Piersall joined the company in June 2002 as Assistant Corporate Controller and became Vice President and Corporate Controller in September 2005. From 2000 to June 2002, she was Worldwide Division Controller for the Office Printer Division of Xerox Corporation. From 1999 to 2000, she was the Manufacturing and Engineering Controller for the Color Printer Division of Tektronix, Inc.

Donald Hamaker joined the Company as Vice President and President of the Metals Recycling Business in September 2005. Mr. Hamaker was employed in management positions by Hugo Neu Corporation for nearly twenty years, serving as President since 1999.

Thomas D. Klauer, Jr. has been the President of the Company’s Pick-N-Pull Auto Dismantlers business since the Company’s acquisition of Pick-N-Pull in 2003. Prior thereto, Mr. Klauer was employed by Pick-N-Pull, having joined that Company in 1989.

Jeffrey Dyck joined the Steel Manufacturing Business in February 1994 and served in a variety of positions, including Manager of the Rolling Mills and Director of Operations of the Steel Manufacturing Business, prior to his promotion to President in June 2005.

Jay Robinovitz joined the Company in January 1993 and has held various senior management positions, including four years serving as General Manager of the Company’s Tacoma yard and most recently, the Company’s Vice President of Northwest metals recycling operations.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A Common Stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol SCHN. The approximate number of shareholders of record on September 30, 2005 was 122. The stock has been trading since November 16, 1993. The following table sets forth the high and low prices reported at the close of trading on the Nasdaq Stock Market and the dividends paid per share for the periods indicated, all as adjusted for the one-for-two stock dividend effected March 25, 2004.

	Fiscal Year 2005
	High Price	Low Price	Dividends Per Share
First Quarter	$38.37	$26.51	$0.017
Second Quarter	$41.33	$30.06	$0.017
Third Quarter	$41.24	$21.72	$0.017
Fourth Quarter	$30.38	$21.00	$0.017

	Fiscal Year 2004
	High Price	Low Price	Dividends Per Share
First Quarter	$36.57	$16.20	$0.017
Second Quarter	$42.52	$26.38	$0.017
Third Quarter	$37.70	$22.60	$0.017
Fourth Quarter	$35.79	$26.01	$0.017

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended August 31,
	2005	2004	2003(1)	2002		2001
	(In millions, except per share, per ton and shipment data)
INCOME STATEMENT DATA:
Revenues	$853.1	$688.2	$496.9		$350.6		$322.8

Operating income	$232.6	$166.9	$68.8		$9.8		$15.1
Income before cumulative effect of change in accounting principle, income taxes, minority interests and pre-acquisition interests	$230.9	$164.3	$66.4		$7.7		$11.3
Income tax provision	$(81.5)	$(50.7)	$(17.9)	$	(1.1)	$	(3.4)

Cumulative effect of change in accounting principle (2)	—	—	(1.0)		—		—
Net income	$146.9	$111.2	$43.2		$6.6		$7.9

Basic earnings per share(3)	$4.83	$3.71	$1.55		$0.24		$0.28
Diluted earnings per share(3)	$4.72	$3.58	$1.47		$0.23		$0.28

Dividends per common share(3)	$0.068	$0.068	$0.067		$0.067		$0.067

OTHER DATA:
Shipments (in thousands)(4):
Ferrous recycled metal (tons)	1,865	1,845	1,812		1,557		1,482
Nonferrous (pounds)	125,745	117,992	113,378		112,622		114,441
Finished steel products (tons)	593	642	622		569		546

Average net selling price(4,5):
Ferrous recycled metal (per ton)	$230	$184	$122		$94		$91
Nonferrous (per pound)	$0.56	$0.48	$0.42		$0.36		$0.37
Finished steel products (per ton)	$512	$404	$291		$276		$292

Depreciation and amortization	$20.9	$20.4	$19.4		$18.6		$18.8
Cash provided by operations	$73.5	$73.2	$40.9		$36.4		$8.6

Number of auto parts stores(6)	30	26	23		23		23

Joint venture shipments (in thousands):
Ferrous processed (tons)(7)	3,913	3,582	3,323		3,700		3,400
Ferrous traded (tons)(7)	3,019	2,676	1,699		1,200		1,000

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

	As of August 31,
	2005	2004	2003	2002	2001
	(In millions)
BALANCE SHEET DATA:
Working capital	$125.9	$73.1	$72.4	$39.4	$91.4
Cash and equivalents	20.6	11.3	1.7	32.9	1.9
Total assets	709.5	606.0	487.9	405.0	425.9
Short-term debt	0.1	0.2	0.2	60.2	0.2
Long-term debt	7.7	67.8	87.0	8.3	93.8
Shareholders’ equity	$579.5	$418.9	$303.0	$252.9	$248.1

(1)
The 2003 data includes the Auto Parts Business acquisition, which occurred on February 14, 2003. Please refer to Note 1 and Note 3 of the Notes to the Consolidated Financial Statements. The consolidated results include the results of the Auto Parts Business as though the acquisition had occurred at the beginning of fiscal 2003. Adjustments have been made for minority interests, which represents the ownership interests the Company did not own during the reporting period, and pre-acquisition interests, which represents the share of income attributable to the former joint venture partner for the period from September 1, 2002 through February 14, 2003. The financial results of the former auto parts joint venture for all periods prior to fiscal 2003 continue to be accounted for using the equity method and are included in the line “Operating income from joint ventures.”

(2)
Effective September 1, 2002, the Company adopted Statement of Financial Accounting Standards No, 142, “Goodwill and Other Intangible Assets”. As a result, the Company recorded an impairment charge related to goodwill of its Steel Manufacturing Business. Please refer to Note 1 of the Notes to the Consolidated Financial Statements.

(3)
Basic and diluted earnings per share and dividends per common share have been adjusted to reflect the one-for-one stock dividend paid on August 14, 2003 and the one-for-two stock dividend effected March 25, 2004.

(4)	Tons for ferrous recycled metals are long tons (2,240 pounds) and for finished steel products are short tons (2,000 pounds).
(5)
In accordance with generally accepted accounting principles, the Company reports revenues that include shipping costs billed to customers. However, average net selling prices are shown net of shipping costs.

(6)	For fiscal years 2002 and 2001, the Auto Parts Business was a component of the Company’s Joint Venture suppliers of metals.
(7)	Joint venture tons shipped represent 100% of the joint venture shipments and not just the Company’s share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company operates in three industry segments. The Company’s Metals Recycling Business collects, processes and recycles steel and other metals through its facilities. The Company’s Steel Manufacturing Business operates a mini-mill near Portland, Oregon, which melts recycled metal, produces finished steel products and maintains one mill depot in Southern California and maintains one in Central California. The Company’s Auto Parts Business purchases used and wrecked automobiles and allows retail customers the opportunity of extracting parts for purchase in its self-service auto parts stores, with 17 located in California, three in Canada, two in each of Missouri and Nevada and one store in each of Ohio, Virginia, Texas, Utah, Illinois and Indiana as of August 31, 2005. Additionally, the Company is a non-controlling partner in joint ventures that are suppliers of unprocessed metals and, prior to October 1, 2005, other joint ventures in the metals recycling business. The former joint ventures in the metals recycling business sold recycled metals that had been processed at their facilities (Processing) and also bought and sold third parties’ processed metals (Trading).

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

This Management’s Discussion and Analysis of Financial Condition and Results of Operations generally discusses only the Company’s historical business and, thus, does not include information related to any of the businesses acquired subsequent to August 31, 2005.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Inventories
Inventories are stated at the lower of cost or market.  Cost is determined using the average cost method. The production and accounting process utilized by the Company to record recycled metals inventory quantities relies on significant estimates.  The Company relies upon perpetual inventory records that utilize estimated recoveries and yields that are based upon historical trends and periodic tests for certain unprocessed metal commodities.  Over time, these estimates are reasonably good indicators of what is ultimately produced; however, actual recoveries and yields can vary depending on product quality, moisture content and source of the unprocessed metal.  To assist in validating the reasonableness of the estimates, the Company not only runs periodic tests, but also performs monthly physical inventories.  Physical inventories may detect significant variations in volume, but because of variations in product density, holding period and production processes utilized to manufacture the product, physical inventories will not necessarily detect significant variances and will seldom detect smaller variations.  To mitigate this risk, the Company adjusts it physical inventories when the volume of a commodity is low and a physical inventory can more accurately predict the remaining volume. In addition, the Company establishes inventory reserves to further mitigate the risk of significant adjustments when determined reasonable.

Revenue Recognition
The Company recognizes revenue when it has a contract or purchase order from a customer with a fixed price, the title and risk of loss transfer to the buyer and collectibility is reasonably assured.  Title for both metals and finished steel products transfers upon shipment based on either cost, insurance and freight (C.I.F). or free on board (F.O.B) terms. For retail sales by the Company’s Auto Parts Business, revenues are recognized when customers pay for salvaged vehicle parts or when wholesale products are shipped to the customer location.

Environmental Costs
The Company operates in industries that inherently possess environmental risks.  To manage these risks, the Company employs both its own environmental staff and outside consultants. These consultants, environmental staff and finance personnel meet regularly to stay updated on environmental risks. The Company estimates future costs for known environmental remediation requirements and accrues for them on an undiscounted basis when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The regulatory and government management of these projects is extremely complex, which is one of the primary factors that make it difficult to assess the cost of potential and future remediation of potential sites. When only a wide range of estimated amounts can be reasonably established, and no other amount within the range is better than another, the minimum amount of the range is recorded in the financial statements.  Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to remediate.  In a number of cases, it is possible the Company may receive

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

reimbursement through prior insurance or from other potentially responsible parties identified in a claim.  In these situations, recoveries of environmental remediation costs from other parties are recorded as an asset when realization of the claim for recovery is deemed probable and reasonably estimable.

Goodwill
In assessing the recoverability of goodwill and other intangible assets with indefinite lives, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and related assumptions change in the future, the Company may be required to record impairment charges not previously recorded. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, and is required to assess goodwill for impairment at a minimum annually, using a two-step process that begins with an estimation of the fair value of the reporting unit. The first step determines whether or not an impairment has occurred and the second step measures the amount of any impairment. These tests utilize fair value amounts that are determined by estimated future cash flows developed by management.

Long-lived Assets
The Company is required to assess potential impairments of long-lived assets in accordance with SFAS 144, Accounting for Impairment of Long-lived Assets, if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair value based upon the most recent information available. Estimated fair market value is generally measured by discounting estimated future cash flows developed by management. The Company’s long-lived assets primarily include property, plant and equipment used in operations.

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

Results of Operations

During fiscal 2005, the Company’s operations improved significantly, resulting in another record year for revenue and net income.  Both the Company’s Metals Recycling Business and Steel Manufacturing Business recognized marked improvements over last year. As well, the Company’s Joint Ventures in the metals recycling business benefited from rising selling prices to improve their profitability.  In addition, the Auto Parts Business contributed to earnings growth during the year, principally due to new store additions and from rising prices for crushed autobodies and other recycled metal.

The results of operations of the Company depend in large part upon demand and prices for recycled metals in world markets and steel products in the Western United States. Beginning in fiscal 2004, and continuing into the first half of fiscal 2005, strong worldwide demand combined with a tight supply of recycled metals created significant price volatility and drove the Metals Recycling Business’ average selling prices to unprecedented highs. Average selling prices declined in the second half of fiscal 2005, but began to firm and rise again in the late part of the Company’s fourth quarter. Market prices for recycled ferrous metals fluctuate periodically, but have been unusually volatile in the last two years. The higher prices have a significant impact on the results of operations for the wholly-owned operations and Joint Ventures in the metals recycling business and to a lesser extent on the Auto Parts Business.

The Auto Parts Business purchases used and salvaged vehicles, sells parts from those vehicles through its retail facilities and wholesale operations, and sells the crushed autobodies to metal recyclers. The Auto Parts Business acquired four new stores in January 2005, which represents a 15% increase in the number of stores from last year-end. These new stores have led to increases in both retail and wholesale revenues. In addition, revenues for the wholesale product lines are principally affected by commodity metal prices and shipping schedules. The Auto Parts Business benefited from improved pricing for crushed autobodies and other metals as compared to last year. The self-service retail operations

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

are somewhat seasonal and affected by weather conditions and promotional events. Since the stores are open to the natural elements, during periods of prolonged wet, cold or extreme heat, the retail business tends to slow down due to the difficult customer working conditions. As a result, the Company’s first and third fiscal quarters tend to generate the greatest retail sales and the second and fourth fiscal quarters are the slowest in terms of retail sales.

During the first half of fiscal 2005, West Coast steel manufacturers (including the Company) built inventory levels in anticipation of the spring construction period. Also during the first half of fiscal 2005, many fabricators and steel distributors used the traditionally slow sales period to reduce their inventory levels and purchases of steel products, which reduced sales volumes below normal levels. The second half of 2005 experienced higher sales volume as a result of customers replenishing their reduced inventory levels to prepare for the West Coast construction season, as well as increasing consumption of steel in the Western U.S. Average net selling prices for the Company’s steel products have remained relatively high, increasing by 27% over the prior year. Fluctuations in the scrap metals market pricing have caused buyers of steel to anticipate future price decreases and some have adjusted their buying patterns. In addition, there has been a rise in the amount of imported finished steel products, principally Chinese wire rod, being delivered on the West Coast which have a lower selling price than the Company’s comparable products.

On September 30, 2005, the Company completed the separation and termination of its metals recycling joint ventures with Hugo Neu Corporation. See Note 14 of the Notes to Consolidated Financial Statements for details of the agreement.

On September 30, 2005, the Company acquired Greenleaf Auto Recyclers, LLC (“Greenleaf”), five store properties leased by Greenleaf and certain Greenleaf debt obligations.. Greenleaf is engaged in the business of auto dismantling and recycling and sells its products primarily to collision and mechanical repair shops. Greenleaf currently operates in 22 locations throughout the United States. See Note 14 of the Notes to Consolidated Financial Statements for details of this transaction.

On October 31, 2005, the Company purchased substantially all the assets of Regional Recycling LLC. Regional operates ten metals recycling facilities located in Georgia and Alabama. See Note 14 of the Notes to Consolidated Financial Statements for details of this transaction.

The following tables set forth information regarding the breakdown of revenues between the Company’s Metals Recycling Business, Steel Manufacturing Business and Auto Parts Business, and the breakdown of operating income for the respective segments, as well as joint venture income, Corporate expense and intercompany eliminations. The information does not include any amounts or adjustments related to the joint venture separation or the acquisitions of Greenleaf or Regional. Additional financial information relating to business segments is contained in Note 12 of the Notes to Consolidated Financial Statements.

	Revenues
	Year Ended August 31,
	(In millions)
	2005	2004	2003
Metals Recycling Business:
Ferrous	$488.2	$392.9	$255.3
Nonferrous	70.7	57.0	47.8
Other	21.2	6.4	5.5
Recycled metals total	580.1	456.3	308.6

Auto Parts Business	107.8	81.5	65.2
Steel Manufacturing Business	315.5	271.3	191.9
Intercompany sales eliminations(3)	(150.3)	(120.9)	(68.8)
Total	$853.1	$688.2	$496.9

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

	Operating Income (Loss)
	Year Ended August 31,
	(In millions)
	2005	2004	2003

Metals Recycling Business	$123.6	$77.3	$35.8
Auto Parts Business	29.6	26.8	22.0
Steel Manufacturing Business	42.7	24.6	(2.5)
JVs in the metals recycling business(1)	68.6	61.7	24.8
JV suppliers of metals	1.0	(0.1)	(0.4)
Corporate expense (2)	(20.8)	(15.6)	(10.0)
Intercompany eliminations(3)	(0.1)	(4.3)	1.2
Environmental matters and impairment charges(4)	(12.0)	(3.5)	(2.1)
Operating Income	$232.6	$166.9	$68.8

(1)	Includes year-end LIFO adjustments that increased operating income by $2.8 million in fiscal 2005 and reduced operating income by $6.1 million and $2.2 million in fiscal 2004 and 2003, respectively.
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

(4)
The environmental matters and impairment charges related to the Metals Recycling Business in fiscal 2005 and 2004 and to the Auto Parts Business in fiscal 2003. The amounts are shown separately to assist in understanding the business’ financial results.

Fiscal 2005 Compared to Fiscal 2004
Revenues. Consolidated revenues for the year ended August 31, 2005 increased $164.9 million or 24% to $853.1 million from $688.2 million for the prior year. The higher revenues resulted from higher average net selling prices for both the Metals Recycling Business and the Steel Manufacturing Business as well as higher wholesale and retail revenues for the Auto Parts Business. Revenues for fiscal 2005 increased for the Metals Recycling Business primarily as a result of increased prices in the worldwide ferrous metals market. Higher raw material costs and increasing steel consumption drove increases in selling prices for finished steel products sold by the Steel Manufacturing Business. Auto Parts Business revenues benefited from increased prices for sales of autobodies and other recycled metal. In addition, the Auto Parts Business acquired four retail locations in the second quarter of fiscal 2005 that added both revenue and operating income to the segment over the prior year.

The Metals Recycling Business generated revenues of $580.1 million for fiscal 2005, before intercompany eliminations, which was an increase of $123.8 million or 27% over the prior year. Ferrous revenues increased $95.3 million, or 24% to $488.2 million as a result of higher average selling prices net of shipping cost (average net selling prices), higher shipping costs and a slight increase in the volume sold. The average net sales price for ferrous metals increased 25% to $230 per ton, which represents $86.3 million of the revenue increase over the prior year. The cost of freight that was included in revenues increased by $5.3 million over the prior year due primarily to higher ocean chartering costs. Export shipping costs were volatile in fiscal 2005 and increased 9% on average over the prior year. Total ferrous sales volumes increased slightly by approximately 20,000 tons or 1%, which represents $3.7 million of the revenue increase over the prior year. The Company’s Portland, Oregon dock is under renovation (see “Environmental Matters and Impairment Charges” below) and is expected to be out of service until the spring of 2006. The closure of this dock since March 2005 has prevented the Company from moving bulk export shipments from this facility. However, the Company has made operational adjustments to partially offset the impact of the closure.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

Sales to the Steel Manufacturing Business increased by 8,000 tons or 1% to 625,000 tons due to increased steel production as a result of the new furnace installed in December 2004 partially offset by reduced sales during the furnace replacement shut-down. Nonferrous revenue increased $13.7 million or 24% to $70.7 million due to higher average selling prices and higher volumes. The average net nonferrous selling price in fiscal 2005 was $0.56 per pound, an increase of $0.08 per pound or 17%. In addition, sales volume increased 7% to 125.7 million pounds. The increases in average selling price and volume are related to strong worldwide demand, especially from Asia, and improved by-product recoveries of nonferrous metals from the ferrous metals shredding process.

In fiscal 2005, the Metals Recycling Business also recognized other revenues of $21.2 million, an increase of $14.8 million over other revenues for fiscal 2004. The majority of the increase relates to the recording of certain sales by the Company’s Asian subsidiary. Typically, this subsidiary serves as a broker and, as a result, any revenues recorded are normally limited to brokerage commissions. In fiscal 2005, the subsidiary made sales of pig iron as a dealer. Thus, the sales proceeds are included in revenues while the related cost is included in the Company’s cost of goods sold for fiscal 2005.

The Auto Parts Business generated revenue of $107.8 million, before intercompany eliminations, for the year ended August 31, 2005, which is an increase of $26.3 million or 32% over the prior year. This increase was a result of higher wholesale revenues driven by higher average sales prices for scrapped autobodies due to rising ferrous recycled metal prices and higher prices and volumes for wholesale parts. In addition, retail revenues increased as a result of the acquisition of four retail store locations in January 2005.

The Steel Manufacturing Business generated revenues of $315.5 million for the year ended August 31, 2005, which was an increase of $44.2 million, or 16%, over the prior fiscal year. The average net selling price increased $108 per ton, or 27% to $512 per ton, which represents a $63.5 million increase in revenue. The increase in average net selling prices was due to a combination of factors including increased worldwide steel consumption and higher raw material costs that manufacturers passed through in the form of higher prices. However, sales volumes decreased 8% to 593,000 tons, which reduced revenues by $20.0 million. The lower sales volume was primarily due to abnormally high inventory levels held by fabricators and distributors of steel during the first half of fiscal 2005. Many of the Company’s customers used the normal seasonal decline in consumption during the winter months to reduce their inventory levels.

Cost of Goods Sold. Consolidated cost of goods sold increased $89.4 million or 17% for the year ended August 31, 2005, compared with last fiscal year. Cost of goods sold decreased as a percentage of revenues from 78% to 73%. Gross profit increased $75.5 million to $230.2 million during the latest fiscal year compared to fiscal 2004, driven by profit improvements at the Company’s Metals Recycling, Auto Parts and Steel Manufacturing Business segments.

Cost of goods sold for the Metals Recycling Business increased $77.6 million or 21% to $438.7 million. As a percentage of revenues, cost of goods sold decreased compared with fiscal 2004 from 79% to 76%. Gross profit increased by $46.2 million to $141.4 million. The increase in gross profit was primarily attributable to higher average net selling prices per ton, the decrease in cost of goods sold as a percent of revenue and positive inventory adjustments. Cost of goods sold was reduced by $7.5 million in net inventory adjustments compared to $3.3 million in inventory adjustments in fiscal 2004. During fiscal 2005, several piles of ferrous metal inventory were fully utilized revealing higher inventory volumes than the Company had previously estimated, resulting in a net decrease in cost of goods sold. Compared with last year, the average ferrous metals cost of sales per ton increased 22% due primarily to higher purchase costs for unprocessed ferrous metals. Generally, a change in the cost of unprocessed metal has a strong correlation to changes in the average selling price. Thus, as selling prices rose compared with the last year, so did the cost of unprocessed ferrous metal.

The Auto Parts Business’ cost of goods sold increased $19.0 million or 41% for the year ended August 31, 2005 as compared to the prior fiscal year. The higher cost of sales was primarily due to higher car purchase costs that resulted from higher scrap metal prices and the addition of seven new stores since the beginning of fiscal 2004. New stores that are not located in California tend to have higher cost of goods sold as a percentage of revenues. As a percentage of revenues, cost of goods sold increased from 57% to 61% as compared to the prior year due to higher car purchase costs and the addition of the seven new stores since the beginning of last year which earn a lower margin than the previously

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

owned stores. Gross profit increased $7.3 million or 21% related to increased wholesale revenue earned from the higher market rates for scrap metals and the addition of seven new stores since the beginning of last year.

The Steel Manufacturing Business’ cost of goods sold increased $26.5 million or 11% to $268.9 million. As a percentage of revenues, cost of goods sold decreased compared with fiscal 2004 from 89% to 85%. The average cost of goods sold per ton increased $76 per ton or 20% compared to the prior year, which was primarily caused by higher raw material costs for recycled metal and alloys and an estimated $5 million in costs resulting from the melt shop shut down in December 2004 to install the new furnace. The increase in cost of sales was more than offset by the $108 per ton increase in average net selling price, and gross profit improved by $17.7 million, to $46.6 million for fiscal 2005.

Operating Income from Joint Ventures. The Company’s joint ventures’ revenues and results of operations were as follows (in thousands):

	Year Ended August 31,
	2005	2004
Total revenues from external customers recognized by:
Joint Ventures in the metals recycling business:
Processing	$1,275,668	$1,038,373
Trading	911,535	489,030
Joint Venture suppliers of metals	18,257	12,644
	$2,205,460	$1,540,047

Operating income from joint ventures recognized by the Company:
Joint Ventures in the metals recycling business	$68,582	$61,672
Joint Venture suppliers of metals	1,048	(101)
	$69,630	$61,571

Revenues for the Joint Ventures in the metals recycling business segment in fiscal 2005 increased $659.8 million or 43% compared with the same period last year primarily due to 18% and 13% increases in average net selling prices per ton for the processing and trading businesses, respectively, and an 11% increase in the total volume of ferrous recycled metal sold, over the prior year. The increase in the average net selling price per ton was due to the same supply and demand circumstances described earlier for the Company’s wholly-owned businesses.

The Company’s share of Joint Venture operating income for fiscal 2005 increased to $69.6 million from $61.6 million for fiscal 2004. In fiscal 2005, the processing joint ventures recorded year-end LIFO adjustments which increased operating income by $2.8 million, while such adjustments reduced operating income by $6.1 million in fiscal 2004. Additionally, these joint ventures experienced higher purchase prices for unprocessed metals, the effect of which was partially offset by increases in selling prices and volumes. The Company’s share of joint venture operating income in fiscal 2005 included a charge of $2.6 million for its share of environmental costs. During the second quarter of fiscal 2005, in connection with the negotiation of the separation and termination of the Company’s metals recycling Joint Ventures with Hugo Neu Corporation, the Company conducted an environmental due diligence investigation of certain joint venture businesses it agreed to acquire and identified certain environmental risks for which estimated remediation costs were accrued. The Company’s share of operating income from the trading joint venture decreased from $11.3 million in fiscal 2004 to $9.1 million in fiscal 2005, a 19% decrease.

On September 30, 2005, the Company completed the separation and termination of its metals recycling joint ventures with Hugo Neu Corporation. See Note 14 of the Notes to Consolidated Financial Statements for details of the agreement. Accordingly, fiscal 2006 will only include one month of operating income for Joint Ventures in the metals recycling business.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

Selling, General and Administrative Expense. Compared with fiscal 2004, selling, general and administrative expense for this fiscal year increased $9.4 million or 20%. The increase is a result of increased salaries of $2.3 million, increased legal and professional fees of $5.6 million, the vesting of stock options for $1.0 million, and increased selling and administrative costs of $2.7 million for the Auto Parts Business segment, primarily related to new stores, offset by a $3.4 million decrease in expense for the Company’s bonus program. Approximately $1.1 million of the increased salaries are related to the Auto Parts Business, primarily due to expansion of its management infrastructure to allow growth of this business segment. The increase in legal and professional fees is the result of approximately $4.0 million incurred related to the investigations into the past practice of making improper payments to customers in Asia, as discussed in Note 7 of the Notes to Consolidated Financial Statements, with an additional $1.6 million spent on compliance with Sarbanes-Oxley, including increased independent audit fees, and the use of outside experts to advise or assist the Company in various projects. The Company’s bonus program considers operating income, the utilization of operating assets and improvements over the prior year to determine bonus expense. The Company’s anticipated bonus expense is less than the prior year because some of the Company’s business segments’ results did not exceed targeted improvements in fiscal 2005 to the same extent as in fiscal 2004. As a percentage of revenues, selling, general and administrative expense has decreased by 0.2% percentage points, from 6.7% to 6.5% due to spreading these expenses over higher revenues.

Environmental Matters and Impairment Charges. During fiscal 2005, the Company recorded environmental charges of $13.5 million for additional estimated costs related to the ongoing remediation of the head of the Hylebos Waterway adjacent to the Company’s Tacoma, Washington metals processing facility. An estimate of this liability was initially recognized as part of the 1995 acquisition of the Tacoma facility. The cost estimate was based on the assumption that dredge removal of contaminated sediments would be accomplished within one dredge season during July 2004 - February 2005. However, due to a variety of factors, including dredge contractor operational issues and other dredge related delays, the dredging was not completed during the first dredge season. As a result, the Company increased its environmental accrual by $13.5 million primarily to account for additional estimated costs to complete this work during a second dredging season. The Company has filed a lawsuit against the dredge contractor to recover a significant portion of the increased costs. However, generally accepted accounting principles do not allow the Company to recognize the benefits of any such recovery until receipt is highly probable.

For a number of years prior to the Company’s acquisition of Proler International Corp. (Proler), Proler operated an industrial waste landfill in Texas, which Proler utilized to dispose of auto shredder residue from one of its operations. In August 2002, Proler entered the Texas Commission on Environmental Quality (TCEQ) Voluntary Cleanup Program (VCP) toward the pursuit of the VCP Certificate of Completion for the former landfill site. In fiscal 2005, TCEQ issued a Conditional Certificate of Completion, requiring the Company to perform on-going groundwater monitoring and annual inspections, maintenance and reporting. As a result of the resolution of this issue, the Company reduced its reserve related to this site by $1.6 million.

During fiscal 2002, the Company’s Portland, Oregon metals recycling facility embarked on a dock and loading facility renovation. The renovation was suspended in fiscal 2003 when issues with the dock’s substructure were detected. Upon review of new engineering designs focused on operational efficiency and safety specifications, an impairment charge of $3.5 million was recorded in fiscal 2004 to write off renovation costs incurred prior to the suspension.

Interest Expense. Interest expense for fiscal 2005 decreased 59% to $0.8 million compared with fiscal 2004. The decrease was a result of lower average debt balances during fiscal 2005 compared with fiscal 2004.

Income Tax Provision. The 35.3% tax rate for fiscal 2005 was higher than the 31% for fiscal 2004 primarily because the fiscal 2004 tax rate benefited from the final release of a valuation allowance that had previously offset net operating losses and minimum tax credit carryforwards. The 35.3% rate approximates the 35% Federal statutory rate because projected Extraterritorial Income Exclusion (ETI) benefits on export sales are largely offset by state and other income taxes.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

Fiscal 2004 Compared to Fiscal 2003

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

The Metals Recycling Business generated revenues of $456.3 million, before intercompany eliminations, which is an increase of $147.7 million (48%). Ferrous revenues increased $137.8 million (54%) to $393.0 million as a result of higher average selling prices net of shipping cost (average net selling prices), higher shipping costs billed to customers and a slight increase in the volume sold. The average net selling price of ferrous recycled metal increased $62 per ton, or 51%, to $184 per ton which represents $111.8 million of the revenue increase. Average export shipping costs increased 57% over the prior year and represent $19.9 million of the revenue increase. In addition, ferrous sales volumes increased 1.8% or 33,000 tons which represents $4.1 million of the increase in ferrous revenue. Export volume is up 1.1% over prior year. Moreover, over 60% of the Company’s total ferrous sales were export shipments to Asia in the last two fiscal years. In fiscal 2004, ferrous export sales to China decreased to 34% of the total ferrous exports compared to more than 60% in fiscal 2003. In addition, ferrous export sales to South Korea increased to approximately 53% of total ferrous export sales in fiscal 2004 compared to 28% of ferrous export sales in fiscal 2003. New customers in Thailand and India purchased 10% of the Company’s export sales volume in fiscal 2004.

Sales volume to the Company’s Steel Manufacturing Business increased 15% to 618,000 tons due to increased demand in this finished steel business. Nonferrous revenues increased $9.2 million (19%) to $57.0 million due primarily to higher average prices. The average net nonferrous selling price in fiscal 2004 was $0.48 per pound, an increase of $0.06 per pound from fiscal 2003.

The Auto Parts Business generated revenue of $81.5 million, before intercompany eliminations, which is an increase of $16.3 million or 25% from prior year. This increase is a result of higher wholesale revenues driven by higher average sales prices for scrapped autobodies due to rising ferrous recycled metal prices and the March 2004 acquisition of three retail store locations in Canada.

The Steel Manufacturing Business’ generated revenues of $271.3 million, which is an increase of $79.4 million or 41% from prior year. Sales prices increased $113 per ton or 39% which represents $70.7 million of the increase and sales volumes increased 3% which represents $5.9 million of the revenue increase. The increase in selling prices are a combination of increased demand and passing along rapidly rising raw materials.

Cost of Goods Sold. Consolidated cost of goods sold increased $117.4 million or 28% over the prior year. Cost of goods sold decreased as a percentage of revenue from 84% in fiscal 2003 to 78% in fiscal 2004. The reduction in cost of goods sold as a percentage of revenue is due to profit improvements at all of the Company’s business segments, led by the Steel Manufacturing Business.

Cost of goods sold for the Metal Recycling Business increased $102.2 million or 39% to $361.1 million. The cost of goods sold as a percentage of revenues decreased from 84% in fiscal 2003 to 79% in fiscal 2004. Gross profit increased by $45.6 million to $95.2 million for the year. The increase in gross profit was attributable to higher average net selling prices per ton. Compared with fiscal 2003, the average ferrous metals cost of sales per ton increased 40% due primarily to higher purchase costs for unprocessed ferrous metals and higher export sales shipping costs. Generally, the change in the cost of unprocessed metal has a strong correlation to changes in the average selling price; however there is generally a delay in the timing between changes in net selling prices and the change in the cost of unprocessed metal. Thus, as selling prices rose compared with last year, so did the cost of unprocessed metal. Since purchase costs did not increase at the same rate as selling prices, we experienced significant increases in margins.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

The Auto Parts Business’ cost of goods sold increased $10.2 million or 28% over the prior year. As a percentage of revenue, cost of goods sold increased from 55% to 57%. This increase was due to higher car purchase costs and increases in labor costs. Gross profit increased $6.1 million or 21% over the prior year due to increased revenue.

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

Impairment and Other Nonrecurring Charges
During fiscal 2002, the Company’s Portland, Oregon metals recycling facility embarked on a dock and loading facility renovation. The renovation was suspended in fiscal 2003 when issues with the dock’s substructure were detected. Upon review of new engineering designs focused on operational efficiency and safety specifications, an impairment charge of $3.5 million was recorded in the fourth quarter of fiscal 2004 to write-off renovation costs incurred prior to the suspension.

In connection with the acquisition of the Auto Parts Business, the Company conducted an environmental due diligence investigation. Based upon new information obtained in this investigation, the Joint Venture accrued $2.1 million in environmental liabilities in the second quarter of fiscal 2003 for remediation costs at the Auto Parts Business’s store locations. No environmental proceedings are pending at any of these sites.

Operating Income from Joint Ventures. The Company’s joint ventures’ revenues and results of operations were as follows (in thousands):

	Year Ended August 31,
	2004	2003
Total revenues from external customers recognized by:
Joint Ventures in the metals recycling business:
Processing	$1,038,373	$616,958
Trading	489,030	251,431
Joint Venture suppliers of metals	12,644	8,877
	$1,540,047	$877,266

Operating income from joint ventures recognized by the Company:
Joint Ventures in the metals recycling business	$61,672	$24,827
Joint Venture suppliers of metals	(101)	(406)
	$61,571	$24,421

The increase in revenues recognized by the joint ventures in the metals recycling business is attributable to higher average net ferrous selling prices and higher volumes. Shipments of ferrous metal processed by the joint ventures were 3.6 million tons for the year ended August 31, 2004 compared with 3.3 million tons in the prior year. The volume of ferrous metal traded by the joint ventures increased to 2.7 million tons in fiscal 2004 compared to 1.7 million tons in the prior year, which came primarily from increased market share in Mexico and Latin America coupled with product line expansion into other scrap metal related commodities. The average net selling price of ferrous recycled metal increased during that period to $187 per ton from $118 per ton, due to the same worldwide supply and demand factors affecting the wholly-owned Metals Recycling Business.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

In fiscal 2004, the Company’s share of income from Joint Ventures in the metals recycling business increased to $61.7 million due to higher average net selling prices, increased margins and more efficient operations, benefiting from similar market factors and pricing as described in the discussion above relating to the Company’s wholly-owned Metals Recycling Business. The Company’s joint ventures with Hugo Neu Corporation earned nearly all of this operating income. The Company’s share of operating income from the global trading joint venture increased from $2.3 million in fiscal 2003 to $11.3 million in fiscal 2004. The Company’s share of joint venture operating income in fiscal 2004 also included an estimated $3.4 million from a joint venture contract with New York City for the processing and disposal of curbside recycling materials that commenced in April 2004. Operating income in fiscal 2004 was reduced by $6.1 million representing the Company’s share of the joint venture LIFO inventory adjustment compared with a reduction of $2.2 million in fiscal 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $11.6 million over fiscal 2003. The higher expenses were due to higher bonus expense, increased spending on Sarbanes-Oxley compliance and professional fees and increased advertising expenses in the Auto Parts Business. The Company’s bonus plan is based upon the principles of Economic Value Added (EVA) and is directly tied to the financial performance of the Company. Given the Company’s record financial performance in fiscal 2004, bonus expense was significantly higher in fiscal 2004 than in fiscal 2003.

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

Liquidity and Capital Resources.
For fiscal 2005, cash generated from operations was $73.5 million, compared to $73.2 million in fiscal 2004. The slight change in cash flow from operations was primarily related to an improvement in net income and changes in deferred taxes, offset by a decrease due to changes in the Company’s accrued liabilities balance related to income taxes and payroll, a slight increase in non-cash joint venture income, an increase in prepaid expenses primarily related to the Company’s refundable and prepaid income tax balances at the end of fiscal 2005, a reduction in accounts payable balances due to timing of payments, a decline in accrued expenses, and an increase in inventories due to rising procurement costs and volumes.

Capital expenditures totaled $48.2 million, $22.2 million, and $21.8 million for fiscal years 2005, 2004 and 2003, respectively. The capital expenditures in fiscal 2005 included $4.5 million in partial payments on the new mega-shredder at the Company’s Oakland, California export facility, $20 million for the purchase of leased property housing the Company’s Portland, Oregon metals recycling facility (see Note 9 of the Notes to Consolidated Financial Statements), $1.4 million for major repairs to the dock at that facility and $2.8 million for installation of a new furnace at the Steel Manufacturing Business. The Company anticipates that fiscal 2006 capital expenditures will be approximately $80.0 million. Capital projects are expected to include installation of a mega-shredder and completion of the dock repairs at the Portland facility, installation of a mega-shredder at and general modernization of the Everett facility and installation of a mega-shredder at the Oakland facility. Additionally, the Company will incur expenditures to convert certain Greenleaf stores from full-service to self-service and modernize stores in the Auto Parts Business.

The Company had $23.5 million of accrued environmental liabilities as of August 31, 2005. Over the next 12 months, the Company expects to pay approximately $7.5 million, primarily relating to previously accrued remediation projects in connection with one of its metals recycling facilities located in the State of Washington on the Hylebos Waterway. Additionally, the Company expects to require significant future cash outlays as it incurs the actual costs relating to the remediation of other such environmental liabilities.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

As of August 31, 2005, the Company had a committed unsecured bank credit facility totaling $150 million maturing in May 2006. The Company also has additional unsecured credit lines totaling $20 million, which are uncommitted. The Company’s debt agreements have certain restrictive covenants. As of August 31, 2005, the Company had no outstanding borrowings under these facilities and was in compliance with such covenants.

On November 8, 2005, the Company amended and restated its committed bank credit agreement which increased the size of the borrowing facility to $400 million and extended the term to November 2010. The agreement has certain restrictive covenants.

In July 2002, the Company’s metals recycling joint ventures with Hugo Neu Corporation entered into a revolving credit facility (JV Credit Facility) with a group of banks for working capital and general corporate purposes. During February 2004, the facility was increased to $110 million. As of August 31, 2005, there was no debt outstanding under the JV Credit Facility. The JV Credit Facility was terminated upon the separation of the Hugo Neu Schnitzer joint ventures on September 30, 2005.

On September 30, 2005, the Company acquired Greenleaf Auto Recyclers, LLC (‘Greenleaf’), five store properties leased by Greenleaf and certain Greenleaf debt obligations. Greenleaf is engaged in the business of auto dismantling and recycling and sells its products primarily to collision and mechanical repair shops. Greenleaf currently operates in 22 locations throughout the United States. Total consideration for the acquisition was $44 million, subject to post-closing adjustments.

Upon the closing of the agreement for the separation and termination of the Company’s joint ventures with Hugo Neu Corporation (HNC) on September 30, 2005, HNC paid the Company $52.3 million in cash, which is subject to post-closing adjustments. The Company also received approximately $1.5 million for previously undistributed earnings of the joint ventures net of the Company’s share of outstanding borrowings under the JV Credit Facility as of that date. In addition, the Company received $72.8 million in cash distributions from its joint ventures during fiscal 2005.

On October 31, 2005, the Company acquired substantially all of the assets of Regional Recycling LLC (‘Regional Recycling’), a metals recycling business with ten facilities located in Georgia and Alabama. The purchase price was $65.5 million in cash and the assumption of certain liabilities.

Consideration for the recently acquired businesses has been funded by the Company’s existing cash balances and credit facility. The Company expects to record estimated environmental liabilities as a result of due diligence performed in connection with these acquisitions.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

The Company has certain contractual obligations to make future payments. The following table summarizes these future obligations as of August 31, 2005 (in thousands):

Contractual Obligations	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt(1)	$7,795	$71	$24	$--	$7,700
Interest payments on long- term debt	2,893	189	377	377	1,950
Operating leases	36,841	7,123	11,559	9,017	9,142
Purchase obligations:
Gas contract(2)	33,056	8,815	17,630	6,611	—
Electric contract(3)	11,524	1,894	3,789	3,789	2,052

Other long-term liabilities on Balance Sheet:
Environmental liabilities	23,504	7,542	4,079	400	11,483
Long-term supplemental retirement plan liability	1,988	145	271	245	1,327
Other accrued liabilities	1,590	—	1,000	590	—
Total	$119,191	$25,779	$38,729	$21,029	$33,654

(1)
The Company has a $400 million credit facility expiring in November 2010 with a group of banks for working capital and other general purposes. The facility replaced a facility of $150 million that existed at August 31, 2005.

(2)
The Steel Manufacturing Business has a take-or-pay natural gas contract with IGI Resources that requires a minimum purchase of 3,500 MMBTU per day at tiered pricing, whether or not the amount is utilized. The natural gas price as of August 31, 2005 was $6.62 MMBTU. The rate increased to $6.90 on November 1, 2005. Any amount that is not utilized may be resold to IGI Resources. The contract expires on May 31, 2009.

(3)
The Steel Manufacturing Business has an electricity contract with McMinnville Water and Light that requires a minimum purchase of electricity at a rate subject to variable pricing, whether or not the amount is utilized. The contract expires in September 2011.

Pursuant to a stock repurchase program approved in 1996, the Company is authorized to repurchase up to 3.0 million shares of its stock when management believes such repurchases would enhance shareholder value. Management evaluates long and short range forecasts as well as anticipated sources and uses of cash before determining the course of action that would best enhance shareholder value. As a result, during Fiscal 2004 and 2005, the Company has made significant investments in capital equipment and has completed several acquisitions to grow the business and enhance shareholder value. During fiscal year 2005, the Company made no share repurchases. As of August 31, 2005, the Company had repurchased a total of 1.3 million shares under this program.

The Company makes contributions to a defined benefit pension plan, several defined contribution plans and several multiemployer pension plans. Contributions vary depending on the plan and are based upon plan provisions, actuarial valuations and negotiated labor agreements. The Company anticipates making contributions of approximately $5.0 million to the various pension plans in fiscal 2006. This amount excludes any contributions that may be made for the businesses acquired subsequent to August 31, 2005. Additionally, the Company anticipates further contributions to one of the multiemployer plans of the Steel Manufacturing Business as discussed further under “Post Retirement Benefits” in “Factors That Could Affect Future Results” below.

Historically, the Company’s available cash resources, internally generated funds, credit facilities and equity offerings have financed its acquisitions, capital expenditures, working capital and other financing needs.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

The Company believes its current cash resources, internally generated funds, existing credit facilities and access to the capital markets will provide adequate financing for acquisitions, capital expenditures, working capital, joint ventures, stock repurchases, debt service requirements, post retirement obligations and future environmental obligations for the next twelve months. In the longer term, the Company may seek to finance business expansion with additional borrowing arrangements or additional equity financing.

Factors That Could Affect Future Results. This Form 10-K, including Item 1 of Part l and Item 7 of Part II, contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. One can generally identify these forward-looking statements because they contain “expect,”“believe,”“anticipate,”“estimate” and other words which convey a similar meaning. One can also identify these statements as they do not relate strictly to historical or current facts. Examples of factors affecting the Company that could cause actual results to differ materially are the following:

Cyclicality and General Market Considerations: Purchase and selling prices for recycled metals are highly cyclical in nature and subject to worldwide economic conditions. In addition, the cost and availability of recycled metals are subject to global supply and demand conditions which are volatile and beyond the Company’s control, resulting in periodic fluctuations in recycled metals prices and working capital requirements. While the Company attempts to maintain and grow margins by responding to changing recycled metals selling prices through adjustments to its metals purchase prices, the Company’s ability to do so is limited by competitive and other market factors. Additionally, changing prices could potentially impact the volume of recycled metal available to the Company, the subsequent volume of processed metal sold by the Company, inventory levels and the timing of collections and levels relating to the Company’s accounts receivable balances. Moreover, increases in recycled metals selling prices can adversely affect the operating results of the Company’s Steel Manufacturing Business because increases in steel prices generally lag increases in ferrous recycled metals prices.

The steel industry is also highly cyclical in nature and sensitive to general economic conditions. Future economic downturns or a stagnant economy may adversely affect the performance of the Company.

The Company expects to continue to experience seasonal fluctuations in its revenues and net income. Revenues can fluctuate significantly quarter to quarter due to factors such as the seasonal slowdown in the construction industry, which is an important buyer of the Company’s finished steel products. Weather and economic conditions in the United States and abroad can also cause fluctuations in revenue and net income. Another factor which may affect revenues relates to the seasonal reduction in demand from foreign customers who tend to reduce their finished steel production and corresponding scrap metal requirements during the summer months to offset higher energy costs.

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

As a percentage of revenue, the Auto Parts’ Business’ wholesale sales, including sales of autobodies as well as cores, such as engines, transmissions, alternators and other nonferrous metals, have continued to grow in the past few years. Due to the nature of the wholesale business, which is more closely tied to the prices for recycled metals, the Auto

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

Parts Business’ results are increasingly subject to the volatility in the global recycled metals market more than they had been historically.

Additionally, the Auto Parts Business is subject to a number of other risks that could prevent it from maintaining or exceeding its current levels of profitability, such as volatile supply and demand conditions affecting prices and volumes in the markets for its products, services and raw materials; environmental issues; local and worldwide economic conditions; increasing competition; changes in automotive technology; the ultimate success of the Company’s growth and acquisition plans; ability to build the infrastructure to support the Company’s growth plans; and integration issues of the full-service business model.

Backlog: Historically, the Company has generally entered into export ferrous sales contracts by selling forward 60 to 90 days.  By knowing the price at which the processed material will be sold and the costs involved in processing the metals, the Company has generally been able to take advantage of this differential in timing between purchases and sales and negotiate prices with suppliers that secure profitable transactions. On August 31, 2005, the Historical Metals Recycling Business had a backlog of firm orders of $37.3 million, as compared to $78.7 million on August 31, 2004 for export ferrous metal shipments. The timing of forward contracts may impact the Company’s revenues on a quarter-to-quarter basis as well as profitability on export shipments of ferrous metals.

Competition: The recycled metals industry is highly competitive, with the volume of purchases and sales subject to a number of competitive factors, principally price. The Company competes with both large and numerous smaller companies in its markets for the purchase of recyclable metals. The Company also competes with a number of domestic and foreign recycled metals processors and brokers for processed and unprocessed metal as well as for sales to domestic and foreign customers. For example, in 2001 and 2002, lower cost ferrous recycled metals supplies from certain foreign countries adversely affected market selling prices for ferrous recycled metals. Since then, many of these countries have imposed export restrictions which have significantly reduced their export volumes and lowered the worldwide supply of ferrous recycled metals. These restrictions are believed to have had a positive effect on the Company’s selling prices. Given the intricacies in which the global markets operate, the Company cannot predict when or if foreign countries will change their trading policies and what effect, if any, such changes might have on the Company’s operating results.

From time to time, both the United States and foreign governments impose regulations and restrictions on trade in the markets in which the Company operates. In fiscal 2005, the Company received a certificate from China that allows the Company to continue shipping recycled metals into China. The certificate is part of a process designed to ensure safe industrial and agricultural production in China. It is not unusual for various constituencies to petition government entities to impose new restrictions or change current laws. If imposed, these restrictions could affect the Company’s margins as well as its ability to ship goods to foreign customers. Alternatively, restrictions could also affect the global availability of ferrous recycled metals, thereby affecting the Company’s volumes and margins. As a result, it is difficult to predict what, if any, impact pending or future trade restrictions will have on the operations of the Company.

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

The Auto Parts Business competes with both full-service and self-service auto dismantlers as well as larger well financed more traditional retail auto parts chains for retail customers. Periodically, the Auto Parts Business increases prices, which may affect customer flow and buying patterns. Additionally, in markets where the Company has only a few stores, it does not have the same pricing power it experiences in markets where it has more than one store in which it operates. As this segment expands, the Company may experience new competition from others attempting to replicate the Company’s business model. The ultimate impact of these dynamics cannot be predicted. Also, the business competes for its automobile inventory with other dismantlers, used car dealers, auto auctions and metal recyclers. Inventory costs can fluctuate significantly depending on market conditions and prices for recycled metal.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

The domestic steel industry also is highly competitive. Steel prices can be highly volatile and price is a significant competitive factor. The Company competes domestically with several steel producers in the Western United States for sales of its products. In recent years, the Company has experienced significant foreign competition, which is sometimes subsidized by large government agencies. There can be no assurance that such competition will not increase in the future. In the spring of 2002, the U.S. Government imposed anti-dumping and countervailing duties against wire rod products from eight foreign countries. These duties have assisted the Company in increasing sales of wire rod products; any expiration or termination of the duties could have a corresponding adverse effect. The Company has experienced increased competition for certain products, principally Chinese wire rod, by foreign importers during fiscal 2005. The Company believes that the rise in import levels is attributable to the increase in selling prices in the West Coast market, which potentially allow the import sales to be more profitable to the foreign companies.

The steel manufacturing industry has been consolidating over the last several years and, as a result, one West Coast manufacturing facility has been closed and remains idle. Any future start-up of operations of the currently idle facility could negatively impact the Company’s recycled metal and finished steel markets, prices, margins and, potentially, cash flow.

In general, given the unprecedented profitability levels of the Company and other recycled metals and steel companies over the last two years, competitors may be attracted to the Company’s markets,, which may adversely affect the Company’s ability to protect its profit margins.

Geographical Concentration: The Company competes in the scrap metal business through its Metals Recycling Business.  Over the last few years, a significant portion of the revenues and operating profits earned by this business has been generated from sales to Asian countries, principally China and South Korea.  In addition, the Company’s sales in these countries are also concentrated with relatively few customers that vary depending on buying cycles and general market conditions The Company’s sales have expanded to a broader geographic area with recent business acquisitions. As always, a significant change in buying patterns, change in political events, change in regulatory requirements, tariffs and other export restrictions within the United States or these foreign countries, severe weather conditions or general changes in economic conditions could adversely affect the financial results of the Company.

Pending Investigation: As discussed in Part I, Item 3 “Legal Proceedings” in this Form 10-K, the Board of Directors authorized the Audit Committee to engage independent counsel and conduct a thorough, independent investigation of the Company’s past practice of making improper payments to the purchasing managers of customers in Asia in connection with export sales of recycled ferrous metals. The Board of Directors also authorized and directed that the existence and the results of the investigation be voluntarily reported to the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC), and that the Company cooperate fully with those agencies. The Audit Committee notified the DOJ and the SEC of the independent investigation, engaged outside counsel to assist in the independent investigation and instructed outside counsel to fully cooperate with the DOJ and the SEC and to provide those agencies with the information obtained as a result of the independent investigation. On August 23, 2005, the Company received from the SEC a formal order of investigation related to the independent investigation. The Audit Committee is continuing its independent investigation. The Company, including the Audit Committee, continues to cooperate fully with the DOJ and the SEC. The investigations of the Audit Committee, the DOJ and the SEC of the Company’s past practice of making improper payments are not expected to affect the Company’s previously reported financial results, including those reported in this 10-K. However, it is probable that the SEC and DOJ will impose penalties on the Company as a result of their investigations. Because the Company is unable to estimate either the timing or the amount or range of any penalties, the Company has made no provision for penalties in its financial statements. The Company cannot predict the results of the aforementioned investigations or whether the Company or any of its employees will be subject to any disgorgement or other remedial actions following completion of these investigations. It is possible that these investigations could lead to criminal charges, civil enforcement proceedings and civil lawsuits.

Union Contracts: The Company has a number of union contracts, several of which were recently re-negotiated, including the contract covering the Company’s Steel Manufacturing Business. If the Company is unable to reach agreement on the terms of new contracts with any of its unions during future negotiations, the Company could be subject to work slowdowns or work stoppages.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

Post Retirement Benefits: The Company has a number of post retirement benefit plans that include defined benefit, Supplemental Executive Retirement Benefit Plan (SERBP) and multiemployer plans. The Company’s contributions to the defined benefit and SERBP plans are determined by actuarial calculations which are based on a number of estimates including the expected long-term rate of return on plan assets, allocation of plan assets between equity or fixed income investments, expected rate of compensation increases as well as other factors. Changes in these actual rates from year to year cause increases or decreases in the Company’s annual contributions into the defined benefit plans and changes to the expenses recognized in the current fiscal year. Management and the actuary evaluate these rates annually and adjust if necessary.

The Company’s union employees participate in a number of multiemployer pension plans. The Company is not the sponsor or administrator of these multiemployer plans. Contributions are determined in accordance with provisions of the negotiated labor contracts.

The Company learned during fiscal 2004 that one of the multiemployer plans of the Steel Manufacturing Business would not meet ERISA minimum funding standards for the plan year ending September 30, 2004. The trustees of that plan have applied to the Internal Revenue Service for certain relief from this minimum funding standard. The IRS has tentatively responded, indicating a willingness to consider granting the relief provided the plan’s contributing employers, including the Company, agree to increased contributions. The increased contributions are estimated to average 6% per year, compounded annually, until the plan reaches the funded status required by the IRS. These increases would be based on the Company’s current contribution level to the plan of approximately $1.7 million per year. Based on commitments from the majority of employers participating in the Plan to make the increased contributions, the Plan Trustees have proceeded with the relief request, and are awaiting formal approval from the IRS.

Absent relief by the IRS, the plan’s contributing employers will be required to make additional contributions or pay excise tax that may equal or exceed the full amount of that deficiency. The Company estimated its share of the required additional contribution for the 2004 plan year to be approximately $1.1 million and accrued for such amount in fiscal 2004. Future funding deficiency assessments against the Company are possible until the multiemployer plan obtains a waiver from the IRS or the plan reaches the minimum funded status level required by the IRS.

Recently Acquired Businesses and Future Business Acquisitions: As discussed in Part I, Item 1 “Business - Overview - Recent Transactions”, the Company recently completed transactions to separate and terminate its metals recycling joint venture relationships with Hugo Neu Corporation (HNC) and to purchase Regional Recycling LLC and Greenleaf Auto Recyclers, LLC. With the separation of the joint ventures, the Company acquired direct ownership of metals recycling businesses in New England and Hawaii and a metals trading business in Russia and the Baltic Sea region. The day-to-day operations of these businesses were overseen by HNC prior to the separation. The Company will depend on key employees of those businesses, particularly those involved in the metals trading operations, becoming employed by the Company and providing for the continuity of those businesses. As well, the Company will be hiring additional key employees to help manage those businesses. Loss of or failure to hire key personnel or other transition issues could adversely affect the Company.

Additionally, given the significance of these recently acquired businesses relative to the size of the Company, integration of these businesses will be challenging. Any failure to adequately integrate these businesses may result in adverse impacts on the Company’s profitability.

Throughout the Company’s history, it has made a number of acquisitions as management attempts to improve the value of the Company for its shareholders. It is anticipated that the Company will continue to pursue additional expansion of the Metals Recycling Business and Auto Parts Business. Each acquisition comes with its own inherent risks that make it difficult to predict the ultimate success of the transaction. An acquisition may have a negative and/or unexpected impact on the Company’s cash flow, operating income, net income, earnings per share and financial position.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

Trading Business Risks: Schnitzer Global Exchange (“SGE”), the Company’s trading entity acquired in September 2005, has various risks associated with its business operations. SGE operates in foreign countries with varying degrees of political risk. It advances and occasionally loans money to suppliers for the delivery of materials at a later date. Credit is also periodically extended to foreign steel mills. Due to the nature of the business, profit margins are thinner than for the Company’s processing business; thus, unsold inventory may be more susceptible to losses. Also, the trading business has lower barriers to entry, making the Company potentially more susceptible to competition than in its processing business.

Replacement or Installation of Capital Equipment: The Company installs new equipment and constructs facilities or overhauls existing equipment and facilities (including export terminals) from time to time. Some of these projects take several months to complete, require the use of outside contractors and experts, require special permits and easements and have high degrees of risk. Examples of such major capital projects include the installation of a mega-shredder at a metal recycling yard, the overhaul of an export loading facility or the furnace replacement at the steel mill. Many times in the process of preparing the site for installation, the Company is required to temporarily halt or limit production for a period of time. If problems are encountered during the installation and construction process, the Company may lose the ability to process materials which may impact the amount of revenue it is able to earn or may increase operating expenses. Additionally, it may also result in the building of inventory levels. If market conditions then occur which result in lower selling prices, the Company’s profit margins may be adversely impacted. In either case, the Company’s ability to reasonably predict financial results may be hampered.

Reliance on Key Pieces of Equipment: The Company relies on key pieces of equipment in the various manufacturing processes. Key items include the shredders and ship loading facilities at the metals recycling locations and the transformer, furnace, melt shop and rolling mills at the Company’s steel manufacturing business, including the electrical power and natural gas supply into all of the Company’s locations. If one of these key pieces of equipment were to have a mechanical failure and the Company were unable to correct the failure, revenues and operating income may be adversely impacted. Where practical, the Company has taken steps to reduce these risks such as maintaining a supply of spare parts, performing a regular preventative maintenance program and maintaining a well-trained maintenance team that is capable of making most of the Company’s repairs.

Portland Dock Renovation: The Company’s Portland, Oregon dock is under renovation and is expected to be out of service until the spring of 2006.  The closure of this dock has temporarily impacted the Company’s ability to move bulk export shipments.  As a result, inventory levels are higher than normal at this location.  This factor could impact the Company’s profitability if the inventory is ultimately sold at lower prices than would normally be the case if the inventory had been sold within the typical 60 to 90 day period.

Energy Supply: The Company utilizes various energy sources to operate its facilities. In particular, electricity and natural gas currently represent approximately 7% of the cost of steel manufactured for the Company’s Steel Manufacturing Business. The Steel Manufacturing Business purchases electric power under a long-term contract from McMinnville Water & Light (McMinnville) which in turn relies on the Bonneville Power Administration (BPA). Historically, these contracts have had favorable prices and are long-term in nature. The Company’s electric power contract expires in September 2011. On October 1, 2001, the BPA increased its electricity rates due to increased demand on the West Coast and lower supplies.  This increase was in the form of a Cost Recovery Adjustment Clause (CRAC) added to BPA’s contract with McMinnville.  The CRAC is an additional monthly surcharge on selected power charges to recover costs associated with buying higher priced power during the West Coast power shortage.  Because BPA can adjust the CRAC every six months, it is not possible to predict future rate changes.

The Steel Manufacturing Business also has a contract for natural gas at $6.62 MMBTU. The current contract expires on May 31, 2009 and obligates the business to purchase minimum amounts of gas at a fixed rate. Effective November 1, 2005, the natural gas rate will be increased to $6.90 per MMBTU. This is a take or pay contract with a minimum average usage of 3,500 MMBTU per day. Gas not used is sold on the open market and gains or losses are recorded in cost of sales.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

If the Company is unable to negotiate favorable terms of electricity, natural gas and other energy sources, this could adversely affect the performance of the Company.

Environmental Matters: The Company records accruals for estimated environmental remediation claims. A loss contingency is accrued when the Company’s assessment indicates that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company’s estimates are based upon currently available facts and presently enacted laws and regulations. These estimated liabilities are subject to revision in future periods based on actual costs, new information or changes in laws and regulations.

Tax Laws:  The Company’s tax rate the last three years has benefited from state income tax credits, from the federal Extraterritorial Income Exclusion (ETI) on export sales and from the final releases of a valuation allowance previously offsetting the net operating losses and minimum tax credit carryforwards that had accompanied a 1996 business acquisition. The Company’s future tax rates will benefit from the ETI, although the American Jobs Creation Act of 2004 (“the Act”) will gradually eliminate the ETI benefit.  Compensating for the Company’s loss of ETI benefit will be the new deduction under the Act for Qualified Production Activities Income, but the effect of this new deduction on the Company’s effective tax rate will not be determinable until the newly-issued final regulations explaining it are examined by the Company.    The Company will also likely continue to benefit from state tax credits.

Currency Fluctuations: Demand from the Company’s foreign customers is partially driven by foreign currency fluctuations relative to the U.S. dollar. Strengthening of the U.S. dollar could adversely affect the competitiveness of the Company’s products in the markets in which the Company competes. The Company has no control over such fluctuations and, as such, these dynamics could affect the Company’s revenues and earnings. The Company conducts most transactions in U.S. dollars.

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

The Company’s Providence, Rhode Island facility, acquired in conjunction with the separation and termination of its metals recycling joint ventures with Hugo Neu Corporation, as discussed in Part I, Item 1 “Business - Overview - Recent Transactions”, is leased from the Port of Providence.  A long-term lease of this facility expired several years ago.  Both parties have verbally agreed to terms for a long-term lease of the facility and finalization of the lease is expected in the short-term.  If the new lease is not finalized and the Company fails to secure another similar facility, the Company’s ability to ship recycled metals cost-effectively from this region would be significantly impacted.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

Insurance: The cost of the Company’s insurance is affected not only by its own loss experience but also by cycles in the insurance market. The Company cannot predict future events and circumstances which could cause rates to materially change such as war, terrorist activities or natural disasters.

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

For discussion of derivative financial instruments, refer to “Fair Value of Financial Instruments” in the Consolidated Financial Statements included in Item 8, Note 1 of the “Notes to the Consolidated Financial Statements”.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Index to Consolidated Financial Statements and Schedules

Page

Management’s Report on Internal Control Over Financial Reporting	48

Report of Independent Registered Public Accounting Firm	49

Consolidated Balance Sheets - August 31, 2005 and 2004	51

Consolidated Statement of Operations - Years ended
August 31, 2005, 2004 and 2003	52

Consolidated Statement of Shareholders’ Equity - Years ended
August 31, 2005, 2004 and 2003	53

Consolidated Statement of Cash Flows - Years ended
August 31, 2005, 2004 and 2003	54

Notes to Consolidated Financial Statements	55

Schedule II - Valuation and Qualifying Accounts	80

Report of Independent Registered Public Accounting Firm
on Financial Statement Schedule	81

All other schedules and exhibits are omitted, as the information is not applicable or is not required.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes policies and procedures that: relate to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; provide reasonable assurance of the recording of all transactions necessary to permit the preparation of the Company’s consolidated financial statements in accordance with generally accepted accounting principles and the proper authorization of receipts and expenditures in accordance with authorization of the Company’s management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on its assessment, management determined that the Company’s internal control over financial reporting was effective as of August 31, 2005.

PricewaterhouseCoopers LLP, the Independent Registered Public Accounting Firm that audited the Company’s consolidated financial statements included in this annual report, also audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2005 and the effectiveness of internal control over financial reporting as of August 31, 2005, as stated in their report included herein.

John D. Carter	Gregory J. Witherspoon
President and Chief Executive Officer	Interim Chief Financial Officer
November 14, 2005	November 14, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Schnitzer Steel Industries, Inc.:

We have completed an integrated audit of Schnitzer Steel Industries’s  2005 consolidated financial statements and of its internal control over financial reporting as of August 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Schnitzer Steel Industries, Inc. and its subsidiaries at August 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of August 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Portland, Oregon
November 14, 2005

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except per share amounts)

	August 31,
	2005	2004

Assets
Current assets:
Cash	$20,645	$11,307
Accounts receivable, less allowance for
doubtful accounts of $810 and $772	51,101	43,179
Accounts receivable from related parties	226	265
Inventories (Note 2)	106,189	80,167
Deferred income taxes (Note 8)	3,247	5,383
Prepaid expenses and other	15,505	6,859
Total current assets	196,913	147,160

Net property, plant and equipment (Note 4)	166,901	138,438

Other assets:
Investment in and advances to joint venture partnerships (Note 14)	184,151	182,845
Notes receivable less current portion (Note 9)	1,234	1,337
Goodwill	151,354	131,178
Intangibles and other	8,905	5,015

Total Assets	$709,458	$605,973

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt (Note 6)	$71	$225
Accounts payable	33,192	31,881
Accrued payroll liabilities	21,783	20,183
Current portion of environmental liabilities (Note 7)	7,542	9,373
Accrued income taxes	140	4,954
Other accrued liabilities	8,307	7,450
Total current liabilities	71,035	74,066

Deferred income taxes (Note 8)	26,987	24,884

Long-term debt, less current portion (Note 6)	7,724	67,801

Environmental liabilities, net of current portion (Note 7)	15,962	12,126

Other long-term liabilities	3,578	2,295

Minority interests	4,644	5,921

Commitments and contingencies (Notes 4, 7 and 9)

Shareholders’ equity:
Preferred stock--20,000 shares authorized, none issued
Class A common stock--75,000 shares $1.00 par value
authorized, 22,490 and 22,022 shares issued and outstanding	22,490	22,022
Class B common stock--25,000 shares $1.00 par value
authorized, 7,986 and 8,306 shares issued and outstanding	7,986	8,306
Additional paid-in capital	125,845	110,177
Retained earnings	423,178	278,374
Accumulated other comprehensive loss:
Foreign currency translation adjustment	29	1
Total shareholders’ equity	579,528	418,880

Total Liabilities and Shareholders’ Equity	$709,458	$605,973

The accompanying notes are an integral part of this statement

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended August 31,
	2005	2004	2003

Revenues	$853,078	$688,220	$496,866

Cost of goods sold	622,856	533,477	416,114
Environmental matters and impairment charges	11,951	3,500	2,100
Selling, general and administrative	55,291	45,934	34,288

Income from wholly-owned operations	162,980	105,309	44,364

Operating income from joint ventures (Note 12)	69,630	61,571	24,421

Operating income	232,610	166,880	68,785

Other expense:
Interest expense	(847)	(2,048)	(1,778)
Other expense, net	(877)	(506)	(540)

	(1,724)	(2,554)	(2,318)

Income before cumulative effect of change in
accounting principle, income taxes, minority
interests and pre-acquisition interests	230,886	164,326	66,467

Income tax provision (Note 8)	(81,522)	(50,669)	(17,946)

Income before cumulative effect of change in
accounting principle, minority interests
and pre-acquisition interests	149,364	113,657	48,521

Minority interests, net of tax	(2,497)	(2,476)	(1,824)

Pre-acquisition interests, net of tax	—	—	(2,513)

Income before cumulative effect of change in
accounting principle	146,867	111,181	44,184

Cumulative effect of change in accounting principle	—	—	(983)

Net income	$146,867	$111,181	$43,201

Net income per share - basic:
Income before cumulative effect of change
in accounting principle	$4.83	$3.71	$1.58
Cumulative effect of change in accounting principle	—	—	(0.03)

Net income per share	$4.83	$3.71	$1.55

Net income per share - diluted:
Income before cumulative effect of change
in accounting principle	$4.72	$3.58	$1.50
Cumulative effect of change in accounting principle	—	—	(0.03)

Net income per share	$4.72	$3.58	$1.47

The accompanying notes are an integral part of this statement

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)

							Accumulated
	Class A		Class B		Additional		Other
	Common Stock		Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total

Balance at August 31, 2002	5,025	$5,025	4,180	$4,180	$96,074	$147,669	$—	$252,948

Class B common stock converted
to Class A common stock	635	635	(635)	(635)				—
Class A common stock issued	547	547			8,175			8,722
Net income						43,201		43,201
Stock dividend	6,238	6,238	3,516	3,516		(9,754)		—
Cash dividends paid - common
($0.067 per share)						(1,874)		(1,874)

Balance at August 31, 2003	12,445	12,445	7,061	7,061	104,249	179,242	—	302,997

Net income						111,181		111,181
Foreign currency translation adjustments							1	1
								111,182
Class B common stock converted
to Class A common stock	1,743	1,743	(1,743)	(1,743)				—
Class A common stock issued	802	802			5,928			6,730
Stock dividend	7,032	7,032	2,988	2,988		(10,020)		—
Cash dividends paid - common
($0.068 per share)						(2,029)		(2,029)

Balance at August 31, 2004	22,022	22,022	8,306	8,306	110,177	278,374	1	418,880

Net income						146,867		146,867
Foreign curency translation adjustment							28	28
								146,895
Class B common stock converted
to Class A common stock	320	320	(320)	(320)				—
Class A common stock issued	148	148			1,511			1,659
Tax benefits from stock options exercised					14,157			14,157
Cash dividends paid - common
($0.068 per share)						(2,063)		(2,063)

Balance at August 31, 2005	22,490	$22,490	7,986	$7,986	$125,845	$423,178	$29	$579,528

The accompanying notes are an integral part of this statement

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended August 31,
	2005	2004	2003

Operations:
Net income	$146,867	$111,181	$43,201
Noncash items included in income:
Cumulative effect of change in accounting principle	—	—	983
Depreciation and amortization	20,881	20,403	19,441
Minority and pre-acquisition interests	3,857	3,557	5,942
Deferred income taxes	4,239	(9,068)	1,791
Equity in income of joint ventures	(69,630)	(61,571)	(24,421)
Tax benefit from employee stock option plan	14,157	—-	—-
Environmental matters and impairment charges	11,951	3,500	2,100
(Gain) loss on disposal of assets	111	310	(93)
Cash provided (used) by changes in working capital:
Accounts receivable	(7,883)	(4,461)	(6,169)
Inventories	(26,022)	(19,024)	(1,240)
Prepaid expenses and other	(8,646)	541	(4,411)
Accounts payable	1,311	10,344	2,802
Accrued liabilities	(3,059)	17,426	1,317
Environmental liabilities	(12,746)	(279)	(1,998)
Other assets and liabilities	(1,889)	362	1,692

Net cash provided by operations	73,499	73,221	40,937

Investing:
Capital expenditures	(48,250)	(22,192)	(21,796)
Investments in subsidiaries	(22,331)	(23,861)	(64,923)
Cash received from joint ventures	72,833	953	286
Cash paid to joint ventures	(1,431)	(3,009)	(3,272)
Purchase of minority shareholders’ interest	(1,259)	—	—
Proceeds from sale of assets	787	1,649	585

Net cash provided (used) by investing	349	(46,460)	(89,120)

Financing:
Issuance of Class A common stock	1,659	6,730	8,722
Distributions to minority and pre-acquisition interests	(3,875)	(2,603)	(4,292)
Cash dividends declared and paid	(2,063)	(2,029)	(1,874)
Increase (decrease) in long-term debt	(60,231)	(19,239)	14,340

Net cash (used) provided by financing	(64,510)	(17,141)	16,896

Net increase (decrease) in cash	9,338	9,620	(31,287)

Cash at beginning of year	11,307	1,687	32,974

Cash at end of year	$20,645	$11,307	$1,687

The accompanying notes are an integral part of this statement

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Business and Summary of Significant Accounting Policies:

Nature of Business

Schnitzer Steel Industries, Inc. (the Company) operates a metals recycling business, a self-service used auto parts business, and a mini-mill steel manufacturing business. As of August 31, 2005, the Company’s facilities were located primarily in the western United States and Canada.

Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. At August 31, 2005, the Company, through subsidiaries, held a 50% interest in nine joint ventures and a 30% interest in one, which were accounted for using the equity method. All intercompany transactions and balances have been eliminated. See Note 14 regarding the termination of certain joint ventures in October 2005.

Basis of Presentation
Note 3 of the Notes to the Consolidated Financial Statements describes an acquisition that occurred on February 14, 2003. Under Statement of Financial Accounting Standards No. 141 (SFAS No. 141), “Business Combinations,” the acquisition is considered a “step” acquisition due to the fact that the Company had a significant joint venture interest in the acquired business for a number of years. Additionally, since the acquisition occurred during fiscal 2003, the Company elected to include it in the consolidated results as though it had occurred at the beginning of fiscal 2003. Thus, the 2003 statement of operations and statement of cash flows have been adjusted to consolidate the acquisition as of September 1, 2002. The acquired businesses were consolidated with the Company’s previous interest in the business to form a separate reporting segment called the Auto Parts Business. Additionally, consolidation accounting requires the Company to adjust its earnings for the ownership interests it did not own during the reporting period. For fiscal 2003, net income was reduced by $2.5 million of pre-acquisition interests, net of income taxes, representing the share of income attributable to the former joint venture partner prior to the acquisition.

Cash and Cash Equivalents
Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less.

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-lived Assets
Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets” requires that intangibles with finite useful lives be reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” In September 2002, the Company adopted SFAS No. 144, which supersedes Statement of Financial Accounting Standards No. 121 (SFAS No. 121), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and Accounting Principles Board Opinion No. 30, “Reporting the Results of Operation-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale, whether they were previously held and used or newly acquired, and it also broadens the presentation of discontinued operations to include more disposal transactions. The Company assesses its long-lived assets for impairment at the lowest level for which there are identifiable cash flows whenever changes in circumstances indicate that the carrying amount may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner in which an asset is utilized and substantial negative industry or economic trends. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets in accordance with SFAS No. 144.

Goodwill
Effective September 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142,”Goodwill and Other Intangible Assets” (SFAS No. 142). This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach. As required under the transitional accounting provisions of SFAS No. 142, the Company completed steps during the second quarter of fiscal 2003 to identify and measure goodwill impairment at its two reporting units, which existed at the time of adoption, the Metals Recycling Business and the Steel Manufacturing Business. The reporting units were measured for impairment by comparing the implied fair value of the reporting units’ goodwill with the carrying amount of the goodwill. Historical earnings were used as a basis to project future earnings to determine whether any impairment of goodwill existed at the reporting units. As a result of this evaluation, the Company determined that goodwill associated with its Steel Manufacturing Business was impaired. The Company recorded a non-cash impairment charge for the entire $983,000 of remaining goodwill, effective September 1, 2002, and reported it as a “Cumulative effect of change in accounting principle” on the Consolidated Statement of Operations. The goodwill was not deductible for tax purposes, thus the amount was not tax affected. The implementation of SFAS No. 142 required the use of judgments, estimates and assumptions in the determination of fair value and impairment amounts related to the required testing. Prior to adoption of SFAS No. 142, the Company had historically evaluated goodwill for impairment by comparing the entity level unamortized balance of goodwill to projected undiscounted cash flows, which did not result in an indicated impairment. The Company performs impairment tests annually and whenever events and circumstances indicate that the value of goodwill and other indefinite-lived intangible assets might be impaired. The Company evaluates goodwill at the operating segment level, which is the lowest level at which discrete financial information is available and at which management regularly reviews operating results.  Selected costs and statistics used to evaluate goodwill are typically related to pricing and volumes of goods sold, costs as a percentage of revenues and the cyclicality inherent in the Company’s industries. The following table presents the Company’s intangible assets and their related lives:

($ in millions)	August 31, 2005	Life in Years
Goodwill	$151.4	Indefinite
Trade name	$0.8	Indefinite
Non-compete agreement	$1.5	6 Years

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the carrying amount of goodwill for the year ending August 31, 2005 are as follows (in thousands):

	Metals Recycling Business	Auto Parts Business	Total

Beginning of year balance	$34,771	$96,407	$131,178
Auto Parts Business Acquisition (see Note 3)	—	20,003	20,003
Canadian Acquisition (see Note 3)	—	173	173
Balance as of August 31, 2005	$34,771	$116,583	$151,354

Common Stock
Each share of Class A common stock is entitled to one vote and each share of Class B common stock is entitled to ten votes. Additionally, each share of Class B common stock may be converted to one share of Class A common stock.

Earnings and Dividends Per Share
Basic and diluted earnings per share and dividends per common share have been adjusted to reflect the one-for-two stock dividend, that was paid on March 25, 2004 and the one-for-one stock dividend paid on August 14, 2003.

Basic EPS is computed based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following represents a reconciliation from basic EPS to diluted EPS giving effect to the stock dividends referred to above (in thousands, except per share amounts):

	Year Ended August 31,
	2005	2004	2003

Income before cumulative effect of accounting change	$146,867	$111,181	$44,184
Cumulative effect of change in accounting principle	—	—	(983)
Net income	$146,867	$111,181	$43,201

Computation of shares:
Average common shares outstanding	30,427	29,976	27,975
Stock options	670	1,082	1,505
Diluted average common shares outstanding	31,097	31,058	29,480

Basic EPS:
Income before cumulative effect of accounting change	$4.83	$3.71	$1.58
Cumulative effect of change in accounting principle	—	—	(0.03)
Net income per share	$4.83	$3.71	$1.55

Diluted EPS:
Income before cumulative effect of accounting change	$4.72	$3.58	$1.50
Cumulative effect of change in accounting principle	—	—	(0.03)
Net income per share	$4.72	$3.58	$1.47

Dividend per share	$0.068	$0.068	$0.067

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options with an exercise price greater than the average market price were not included in the computation of diluted earnings per share because to do so would be antidilutive. These options totaled 267,000 in fiscal 2003. No options were antidilutive in fiscal 2005 or 2004.

Interest and Income Taxes Paid
The Company paid $1.0 million, $2.3 million and $1.5 million in interest expense during fiscal years 2005, 2004 and 2003, respectively. In fiscal years 2005, 2004 and 2003, the Company paid $76.6 million, $50.3 million and $17.2 million in income taxes, respectively.

Fair Value of Financial Instruments
Cash, receivables and current liabilities in the consolidated financial statements are considered to reflect the fair value because of the short-term maturity of these instruments. The fair value of long-term debt is deemed to be the same as that reflected in the consolidated financial statements given the variable interest rates on the significant credit facilities. There are no quoted prices for the Company’s investments in joint ventures, which are accounted for on the equity method. A reasonable estimate of fair value could not be made without incurring excessive costs.

Use of Estimates in Financial Statement Preparation
The preparation of financial statements in accordance with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

Revenue Recognition
The Company recognizes revenue when it has a contract or purchase order from a customer with a fixed price, the title and risk of loss transfer to the buyer and collectibility is reasonably assured. Title for both metals and finished steel products transfers upon shipment, based on either cost, insurance and freight (C.I.F.) or free on board (F.O.B.) terms. For retail sales by the Auto Parts Business, revenues are recognized when customers pay for salvaged parts or when wholesale products are shipped to the customer location. Substantially all of the Company’s ferrous export sales of recycled metal are made with letters of credit, minimizing credit risk.  However, domestic ferrous recycled metal sales, nonferrous sales and sales of finished steel are generally made on open account. Historically, there have been very few sales returns and adjustments that impact the ultimate collection of revenues; therefore, no provisions are made when the sale is recognized.

All shipping costs billed to customers are recorded as revenue with the related costs being included under cost of sales.

Allowance for Doubtful Accounts
The Company evaluates the collectibility of its accounts, notes and advances receivable based on a combination of factors.  In cases where management is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to the Company, management records a specific allowance against amounts due and reduces the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, the Company maintains a reserve that considers the total receivables outstanding, historical collection rates and economic trends.

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications
Certain prior year amounts have been reclassified to conform to the fiscal 2005 presentation.  Additionally, certain current year quarterly amounts have been reclassified.  See Note 15.  These changes had no impact on previously reported results of operations or shareholders’ equity.

New Accounting Pronouncements
In January 2003, the Financial Accounting Standards Board (FASB) revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46R). FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46R apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. The Company has determined that it does not have relationships with any entities which meet the definition of a variable interest entity.

In November 2004, the FASB issued SFAS 151, “Inventory Costs”. This statement clarifies the accounting for abnormal amounts of idle facility expense and freight and handling costs when those costs may be so abnormal as to require treatment as period charges. This statement is effective for fiscal years beginning after June 15, 2005. The Company does not anticipate this pronouncement will have a material impact on the consolidated financial statements because the Company’s policies already consider the provisions of this pronouncement.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets”. This statement explains that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This statement is effective for fiscal years beginning after June 15, 2005. The Company does not anticipate this pronouncement will have a material impact on the consolidated financial statements.

In December 2004, the FASB finalized SFAS No. 123R “Shared-Based Payment” which will be effective for the first interim reporting period of the first fiscal year beginning after June 15, 2005. The new standard will require the Company to expense stock options beginning in the first quarter of fiscal 2006. The Company will record the expense using the Black-Scholes Model to determine the value of the stock options.

In June 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections”. This statement revises the reporting requirements related to changes in accounting principles or adoption of new accounting pronouncements. This statement is effective for fiscal years beginning after December 15, 2005. The Company does not anticipate this pronouncement will have a material impact on the consolidated financial statements.

Note 2 - Inventories:

Inventories consist of the following (in thousands):

	August 31,
	2005	2004

Recycled metals	$38,027	$34,551
Work in process	17,124	10,045
Finished goods	36,304	23,808
Supplies	14,734	11,763
	$106,189	$80,167

The production and accounting process utilized by the Company to record recycled metals inventory quantities relies on significant estimates, which can be affected by weight imprecisions, moisture, production yields and other factors.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Business Combinations:

VRS Acquisition
In January 2005, Pick-N-Pull Auto Dismantlers, a wholly-owned subsidiary of the Company, acquired the assets and leased the sites for four self-service used auto parts stores in St. Louis and Kansas City, Missouri; Columbus, Ohio; and Virginia Beach, Virginia from Vehicle Recycling Solutions, LLC and certain of its wholly-owned subsidiaries (“VRS”). The total acquisition cost of $22.2 million consisted of a cash purchase price of $18.8 million, $0.6 million of acquisition expenses and additional environmental reserves recorded as a result of due diligence of $2.8 million. Of the total purchase price, $20.0 million was related to goodwill.  The St. Louis, Kansas City and Columbus stores increase the Company’s existing mid-west store base.  The Virginia Beach store provides Pick-N-Pull with an eastern presence giving it the ability to expand along the East Coast.  The four new stores will be operated under the Pick-N-Pull name and increase the total number of stores to 30 for the Company’s Auto Parts Business segment.  The results of operations for these four stores after the acquisition date are reflected in the consolidated results of the Company’s Auto Parts Business.

Canadian Acquisition
On March 8, 2004, the Company, through its wholly-owned subsidiary, PNP Auto Parts Canada Co., acquired the assets and leased the sites of three self-service used auto parts stores in Calgary and Edmonton, Alberta and Kelowna, British Columbia from Sheppard Holdings Ltd. of Calgary, Alberta, Canada, and its affiliates. This acquisition expands the geographic scope of our Auto Parts Business into the Canadian market as part of our strategy to grow the business in North America. The acquisition was completed in the third quarter of fiscal 2004. The purchase price of $13.7 million and the results of operations for these three stores are reflected in the consolidated results of the Company beginning with the 2004 third fiscal quarter. Of the total purchase price, $13.2 million was related to goodwill. In July 2005, the minority interest shareholders of these three stores exercised an option to sell their shares to the Company. The Company recorded an additional $0.2 million in goodwill related to this transaction. For further information related to goodwill, refer to Note 1 of the Consolidated Financial Statements.

Pick-N-Pull Business Combination
On February 14, 2003, the Company’s wholly-owned subsidiary, Norprop, Inc. (“Norprop”) closed its acquisition (the “Acquisition”) of all of the stock of Pick and Pull Auto Dismantling, Inc., which was the Company’s 50% partner in Pick-N-Pull Auto Dismantlers, a California general partnership (the “Joint Venture”) and all of the membership interests in Pick-N-Pull Auto Dismantlers, Stockton, LLC (“Stockton”). The cost of the Acquisition consisted of $71.4 million of cash paid to the seller at closing, $3.3 million of debt assumed and immediately paid off, $0.6 million of acquisition costs and $0.5 million of tax related expenses. In addition, Norprop assumed approximately $12.5 million of debt owed by the Joint Venture to the Company. Two additional payments were made during fiscal 2004. The first payment of $4.7 million was made during the fiscal quarter ended November 30, 2003, as a result of an amendment to the Purchase Agreement. The second and final payment of $7.1 million was made during the fiscal quarter ended February 29, 2004, and related to a purchase price adjustment one year after closing based upon calendar year 2002 and 2003 earnings before interest, taxes, depreciation and amortization (EBITDA) of the acquired Auto Parts Business. The total purchase price was $100.1 million (or $96.5 million net of the seller’s $3.6 million share of the Joint Venture’s cash on hand at closing).

The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition (in millions):

Property, plant and equipment	$13.3
Identified intangible assets	3.7
Other assets	5.4
Liabilities	(3.8)
Goodwill	81.5
Total	$100.1

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill of $81.5 million represents the excess of purchase price over the fair value of the net tangible and identified intangible assets acquired, and, as a result of a tax election filed jointly by the Company and seller, substantially all of it will be deductible for tax purposes over a 15-year period. Also, approximately $1.8 million of goodwill existed on the Joint Venture’s balance sheet prior to the Acquisition but was not shown separately in accordance with the equity method of accounting. Therefore, the total increase to goodwill related to the Acquisition was $83.3 million. In accordance with SFAS142, goodwill is not amortized and will be tested for impairment at least annually.

Note 4 - Property, Plant and Equipment and Operating Leases:

Property, plant and equipment consist of the following (in thousands):

	August 31,
	2005	2004

Machinery and equipment	$259,759	$258,028
Land and improvements	70,555	49,080
Buildings and leasehold improvements	32,697	30,655
Construction in progress	23,950	16,995
	386,961	354,758

Less: accumulated depreciation	(220,060)	(216,320)

Net property, plant and equipment	$166,901	$138,438

Depreciation expense from operations was $20.4 million, $19.7 million and $19.3 million in fiscal years 2005, 2004 and 2003, respectively.

The Company leases certain property and equipment. The future minimum rental payments under the operating leases are (in thousands):

Year	Amount
2006	$6,732
2007	5,637
2008	5,111
2009	4,539
2010	3,625
Thereafter	7,781

Rent expense was $8.1 million, $6.7 million and $3.6 million for fiscal years 2005, 2004 and 2003, respectively. See discussion of additional leases with related parties in Note 9.

Note 5 - Impairment Charges:

During fiscal 2002, the Company’s Portland, Oregon metals recycling facility embarked on a dock and loading facility renovation. The renovation was suspended in fiscal 2003 when issues with the dock’s substructure were detected. Upon review of new engineering designs focused on operational efficiency and safety specifications, an impairment charge of $3.5 million was recorded in the fourth quarter of fiscal 2004 to write-off renovation costs incurred prior to the suspension.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Long-Term Debt:

Long-term debt consists of the following (in thousands):

	August 31,
	2005	2004
Bank unsecured revolving credit facilities	$—	$60,000

Tax-exempt economic development revenue bonds due
January 2022, interest payable monthly at a variable rate
(2.45% at August 31, 2005), secured by a letter of credit	7,700	7,700

Other	95	326
Total long-term debt	7,795	68,026
Less: Portion due within one year	(71)	(225)
Long-term debt less current portion	$7,724	$67,801

As of August 31, 2005, the Company had a committed unsecured bank credit facility totaling $150 million maturing in May 2006 and bearing interest at varying interest rates. Interest is payable at varying dates not to exceed the maturity of each advance under the line. No borrowings were outstanding under this credit facility at August 31, 2005. See Note 14 regarding the amended and restated credit agreement entered into in November 2005.

In addition to the above facility, the Company has an additional unsecured line of credit totaling $20 million. There were no outstanding borrowings against the unsecured line of credit at August 31, 2005. The committed bank credit facilities and other borrowings contain financial covenants, including covenants related to net worth, interest coverage and leverage. The Company was in compliance with these covenants at August 31, 2005.

Payments on long-term debt during the next five fiscal years and thereafter are as follows (in thousands):

Year	Amount
2006	$71
2007	24
2008	—
2009	—
2010	—
Thereafter	7,700
$7,795

Note 7 - Environmental Liabilities and Other Contingencies:

The Company considers various factors when estimating its environmental liabilities. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. The factors, which the Company considers in its recognition and measurement of environmental liabilities, include the following:

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	The number and financial condition of other potentially responsible parties and the extent of their responsibility for the remediation.

Metals Recycling Business
In connection with acquisitions in the Metals Recycling Business Segment in 1995 and 1996, the Company carried over to its financial statements reserves for environmental liabilities previously recorded by the acquired companies. These reserves are evaluated quarterly according to Company policy. On August 31, 2005, environmental reserves for the Metals Recycling Business aggregated $18.0 million.

Hylebos Waterway Remediation. General Metals of Tacoma (GMT), a subsidiary of the Company, owns and operates a metals recycling facility located in the State of Washington on the Hylebos Waterway, a part of Commencement Bay, which is the subject of an ongoing remediation project by the United States Environmental Protection Agency (EPA) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). GMT and more than 60 other parties were named potentially responsible parties (PRPs) for the investigation and clean-up of contaminated sediment along the Hylebos Waterway. On March 25, 2002, EPA issued Unilateral Administrative Orders (UAOs) to GMT and another party (Other Party) to proceed with Remedial Design and Remedial Action (RD/RA) for the head of the Hylebos and to two other parties to proceed with the RD/RA for the balance of the waterway. The UAO for the head of the Hylebos Waterway was converted to a voluntary consent decree in 2004, pursuant to which GMT and the Other Party agreed to remediate the head of the Hylebos Waterway.

There are two phases to the remediation of the head of the Hylebos Waterway. The first phase was the intertidal and bank remediation, which was conducted in 2003 and early 2004. The second phase is dredging in the head of the Hylebos Waterway, which began on July 15, 2004. During fiscal 2005, the Company paid remediation costs of $15.9 million related to Hylebos dredging which resulted in a reduction of the environmental liability. The Company’s cost estimates were based on the assumption that dredge removal of contaminated sediments would be accomplished within one dredge season during July 2004 - February 2005. However, due to a variety of factors, including dredge contractor operational issues and other dredge related delays, the dredging was not completed during the first dredge season. As a result, the Company recorded environmental charges of $13.5 million in fiscal 2005 primarily to account for additional estimated costs to complete this work during a second dredging season, and the total reserve for this site was $10.6 million at August 31, 2005. The Company and the Other Party have filed a complaint in the United States Federal District Court for Western Washington against the dredge contractor to recover damages and a significant portion of the increased costs of the second dredging season to complete the project. However, generally accepted accounting principles do not allow the Company to recognize the benefits of any such recoveries until receipt is probable and can be reasonably estimated.

GMT and the Other Party are pursuing settlement negotiations and legal actions against other non-settling, non-performing PRPs to recover additional amounts that may be applied against the head of the Hylebos remediation costs. During fiscal 2005, the Company recovered $0.7 million from four non-performing PRPs. Because the expectation of contributions from other PRPs in this amount had previously been taken into account as a reduction in the Company’s reserve for environmental liabilities, the Company recorded a $0.7 million increase in environmental liabilities in connection with these recoveries. Uncertainties continue to exist regarding the total cost to remediate this site as well as the Company’s share of those costs; nevertheless, the Company’s estimate of its liabilities related to this site is based on information currently available.

The Natural Resource Damage Trustees (Trustees) for Commencement Bay have asserted claims against GMT and other PRPs within the Hylebos Waterway area for alleged damage to natural resources. In March 2002, the Trustees delivered a draft settlement proposal to GMT and others in which the Trustees suggested a methodology for resolving the dispute, but did not indicate any proposed damages or cost amounts. In June 2002, GMT responded to the Trustees’ draft settlement proposal with various corrections and other comments, as did twenty other participants. It is unknown at this time whether, or to what extent, GMT will be liable for natural resource damages. The Company’s previously recorded environmental liabilities include an estimate of the Company’s potential liability for these claims.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Portland Harbor. In December 2000, the United States Environmental Protection Agency (EPA) named the Portland Harbor, a 5.5 mile stretch of the Willamette River in Portland, Oregon, as a Superfund site. The Company’s metals recycling and deep water terminal facility in Portland, Oregon is located adjacent to the Portland Harbor. Crawford Street Corporation, a Company subsidiary, also owns property adjacent to the Portland Harbor. The EPA has identified 69 PRPs, including the Company and Crawford Street Corporation, which own or operate sites adjacent to the Portland Harbor Superfund site. The precise nature and extent of any clean-up of the Portland Harbor, the parties to be involved, the process to be followed for such a clean-up, and the allocation of any costs for the clean-up among responsible parties have not yet been determined. It is unclear whether or to what extent the Company or Crawford Street Corporation will be liable for environmental costs or damages associated with the Superfund site. It is also unclear whether or to what extent natural resource damage claims or third party contribution or damages claims will be asserted against the Company. While the Company and Crawford Street Corporation participated in certain preliminary Portland Harbor study efforts, they are not parties to the consent order entered into by the EPA with other PRPs (Lower Willamette Group) for a Remedial Investigation/Feasibility Study; however, the Company and Crawford Street Corporation could become liable for a share of the costs of this study at a later stage of the proceedings.

Separately, the Oregon Department of Environmental Quality (DEQ) has requested operating history and other information from numerous persons and entities which own or conduct operations on properties adjacent to or upland from the Portland Harbor, including the Company and Crawford Street Corporation. The DEQ investigations at the Company and Crawford Street sites are focused on controlling any current releases of contaminants into the Willamette River. The Company has agreed to a voluntary Remedial Investigation/Source Control effort with the DEQ regarding its Portland, Oregon deep water terminal facility and the site owned by Crawford Street Corporation. DEQ identified these sites as potential sources of contaminants that could be released into the Willamette River. The Company believes that improvements in the operations at these sites, often referred to as Best Management Practices (BMPs), will provide effective source control and avoid the release of contaminants from these sites, and has proposed to DEQ the implementation of BMPs as the resolution of this investigation.

The cost of the investigations associated with these properties and the cost of employment of source control BMPs are not expected to be material. No estimate is currently possible and none has been made as to the cost of remediation for the Portland Harbor or the Company’s adjacent properties.

Other Metals Recycling Business Sites. For a number of years prior to the Company’s 1996 acquisition of Proler International Corp. (Proler), Proler operated an industrial waste landfill in Texas, which Proler utilized to dispose of auto shredder residue from one of its operations. In August 2002, Proler entered the Texas Commission on Environmental Quality (TCEQ) Voluntary Cleanup Program (VCP) toward the pursuit of the VCP Certificate of Completion for the former landfill site. In fiscal 2005, TCEQ issued a Conditional Certificate of Completion, requiring the Company to perform on-going groundwater monitoring and annual inspections, maintenance and reporting. As a result of the resolution of this issue, the Company reduced its reserve related to this site by $1.6 million in fiscal 2005.

During the second quarter of fiscal 2005, in connection with the negotiation of the separation and termination of the Company’s metals recycling joint ventures with Hugo Neu Corporation (see Note 14), the Company conducted an environmental due diligence investigation of certain joint venture businesses it proposed to acquire. As a result of this investigation, the Company identified certain environmental risks and accrued $2.6 million for its share of the estimated costs to remediate these risks. No environmental proceedings are pending at any of these sites. This charge is included in “Operating income from joint ventures” in the accompanying consolidated statement of income.

The Washington State Department of Ecology named GMT, along with a number of other parties, as Potentially Liable Parties (PLPs) for a site referred to as Tacoma Metals. GMT operated on this site under a lease prior to 1982. The property owner and current operator have taken the lead role in performing a Remedial Investigation and Feasibility Study (RI/FS) for the site. The Company’s previously recorded environmental liabilities include an estimate of the Company’s potential liability at this site.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A Company subsidiary is also a named PRP at another third-party site at which it allegedly disposed of automobile shredder residue. The site has not yet been subject to significant remedial investigation. In addition to the matters discussed above, the Company’s environmental reserve includes amounts for potential future cleanup of other sites at which the Company or its acquired subsidiaries have conducted business or allegedly disposed of other materials.

Auto Parts Business
From fiscal 2003 through fiscal 2005, the Company completed three acquisitions of businesses in the Auto Parts Business segment. At the time of each acquisition, the Company conducts an environmental due diligence investigation related to locations involved in the acquisition. As a result of the environmental due diligence investigations, the Company records a reserve for the estimated cost to cure certain environmental liabilities. The reserve is evaluated quarterly according to Company policy. On August 31, 2005, the reserve aggregated $5.5 million. No environmental proceedings are pending at any of these sites, other than discussed below.

On January 6, 2004, the Auto Parts Business was served with a Notice of Violation (NOV) of the general permit requirements on its diesel powered car crushers at the Rancho Cordova and Sacramento locations from the Sacramento Metropolitan Air Quality Management District (SMAQMD). Since receiving the NOV, the Sacramento and Rancho Cordova locations have converted their diesel powered car crushers to electric powered. The Company settled this matter which resulted in payment of a fine to SMAQMD during the Company’s fourth fiscal quarter in 2005. The settlement amount was less than the $0.6 million the Company had previously reserved for this matter.

Other Contingencies
The Company had a past practice of making improper payments to the purchasing managers of customers in Asia in connection with export sales of recycled ferrous metals. The Company stopped this practice after it was advised in 2004 that it raised questions of possible violations of U.S. and foreign laws. Thereafter, the Audit Committee was advised and conducted a preliminary compliance review. On November 18, 2004, on the recommendation of the Audit Committee, the Board of Directors authorized the Audit Committee to engage independent counsel and conduct a thorough, independent investigation. The Board of Directors also authorized and directed that the existence and the results of the investigation be voluntarily reported to the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC), and that the Company cooperate fully with those agencies. The Audit Committee notified the DOJ and the SEC of the independent investigation, engaged outside counsel to assist in the independent investigation and instructed outside counsel to fully cooperate with the DOJ and the SEC and to provide those agencies with the information obtained as a result of the independent investigation. On August 23, 2005, the Company received from the SEC a formal order of investigation related to the independent investigation. The Audit Committee is continuing its independent investigation. The Company, including the Audit Committee, continues to cooperate fully with the DOJ and the SEC. The investigations of the Audit committee, the DOJ and the SEC are not expected to affect the Company’s previously reported financial results, including those reported in this 10-K. However, it is probable that the SEC and DOJ will impose penalties on the Company as a result of their investigations. Because the Company is unable to estimate either the timing or the amount or range of any penalties, the Company has made no provision for penalties in its financial statements. The Company cannot predict the results of the aforementioned investigations or whether the Company or any of its employees will be subject to any disgorgement or other remedial actions following completion of these investigations.

The Company and Hugo Neu Corporation (“HNC”) were the 50% members of Hugo Neu Schnitzer Global Trade, LLC (“HNSGT”), a joint venture engaged in global trading of recycled metals. HNC managed the day-to-day activities of HNSGT. In January 2004, HNC advised the Company that it would charge HNSGT a 1% commission on HNSGT’s recycled metal sales, and began deducting those commissions. While some reasonable reimbursement of HNC’s costs might have been appropriate, the Company responded that the 1% commission was excessive and that HNC had no authority to unilaterally impose such commissions on HNSGT. As of August 31, 2005, the Company estimated that its 50% share of the disputed commissions totaled $6.3 million. In recording operating income from joint ventures, the Company has excluded from joint venture expenses the excess of these disputed commissions over the Company’s estimate of reasonable reimbursements. As part of the separation and termination of the Company’s joint ventures with HNC (as discussed in Note 14), the Company agreed to release its claim for reimbursement of the excess commissions. The amount accrued for this claim will be treated as purchase price in the purchase accounting for the transaction.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Income Taxes:

The provision (benefit) for income taxes is as follows (in thousands):
	Year Ended August 31,
	2005	2004	2003
Current:
Federal	$70,726	$50,231	$13,363
State	7,250	5,322	3,011
Foreign	874	586	—
Deferred:
Federal	3,786	(5,865)	1,051
State	(1,114)	395	521
Income Tax Provision	$81,522	$50,669	$17,946

Deferred tax assets and liabilities are as follows (in thousands):

	August 31,
	2005	2004
Current deferred tax assets (liabilities)
California Enterprise Zone credit carryforward	$195	$700
Inventory valuation methods	1,538	3,359
Employee benefit accruals	2,953	1,052
State income tax and other	(1,439)	272
Net current deferred tax assets	$3,247	$5,383

Non-current deferred tax assets (liabilities)
California Enterprise Zone credit carryforward	$535	$550
Accelerated depreciation and basis differences	(40,566)	(40,548)
AMT carryforward	742	742
Environmental liabilities	7,375	8,599
Net operating loss carryforwards and credits	3,718	4,569
Other	1,209	1,204
Net non-current deferred tax liabilities	$(26,987)	$(24,884)

The reasons for the difference between the effective income tax rate and the statutory federal income tax rate are as follows:

	Year Ended August 31,
	2005	2004	2003

Federal statutory rate	35%	35%	35%
Extraterritorial Income Exclusion	(3)	(3)	(11)
State taxes, net of credit	2	2	5
Proler NOLs	—	(4)	(1)
Other	1	1	(1)

Effective tax rate	35%	31%	27%

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax rate of 35.3% for fiscal 2005 approximates the 35% federal statutory tax rate because the state and other tax expense is offset by the federal tax law’s Extraterritorial Income Exclusion (ETI) benefit on export sales, which has the effect of taxing export sales at a lesser rate than comparable domestic sales. The reason the tax rate for fiscal 2005 was higher than that of fiscal 2004 was that fiscal 2004 benefited from the release of valuation allowances that had previously offset federal income tax Net Operating Loss (“NOLs”) and minimum tax credit carryforwards that had accompanied an earlier acquisition. In accordance with generally accepted accounting principles, those valuation allowances had been established against the NOLs and credits because management was uncertain whether the Company’s future taxable income and tax would be sufficient to use them. Part of the uncertainty regarding use of the NOLs had stemmed from two Federal tax law constraints, one limiting their use to $2.4 million a year and the other requiring that they be used by 2011. Management would assess the continuing need for the valuation allowances each fiscal year, and would release them only to the extent that the uncertainty regarding their use was judged to be mitigated. In fiscal years 2004 and 2003, management released valuation reserves of $6.1 million and $0.8 million., respectively. The fiscal 2004 release was attributable to management’s determination that it was more likely than not that future taxable income and tax would be sufficient to absorb the remaining NOLs of $15.3 million and the credits of $0.7 million. This determination was based upon a number of factors such as profitability trends, industry fundamentals and recent profitable acquisitions. The reversal had no effect on cash flows, as those are only affected by the present and future use of the NOLs against taxable income and the credits against tax.

Note 9 - Related Party Transactions:

Certain shareholders of the Company own significant interest in, or are related to owners of, the entities discussed below. As such, these entities are considered related parties for financial reporting purposes.

Transactions Affecting Revenues
In fiscal 2005, the Company sold one shipment of recycled metals to one of its joint ventures for $9.0 million.  The Company has not historically sold recycled metals to its joint ventures.

Transactions Affecting Cost of Goods Sold
Historically, the Company chartered vessels from related companies at market rates to transport recycled metal to foreign markets. The number of vessels chartered varied from year to year depending on the availability of their vessels. In December 2003, the related party exited the shipping business and consequently this relationship ended. No charter fees were paid to the related party in fiscal  2004 or 2005. However, charter fees paid to the related party were $1.9 million for fiscal 2003.

The Company purchased recycled metals from its joint venture operations at prices that approximate market. Purchases from these joint ventures totaled $13.9 million, $9.7 million and $5.0 million in fiscal 2005, 2004 and, 2003, respectively.

The Company’s Portland, Oregon metals recycling facility has operated on property leased from Schnitzer Investment Corp. (SIC), a related party, since 1972. The term of the lease extended to 2063, with annual rent of approximately $1.8 million subject to periodic adjustment. In 2004, SIC began marketing the property for sale. Because the Company deemed the location of the property to be strategic to its operations, the Company purchased the property in May 2005 for $20 million. The transaction was approved by the Company’s Audit Committee in accordance with the Company’s policy on related party transactions.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company leases its administrative offices from SIC under operating leases. The leases expire in 2013 and current annual rent is $0.4 million. The following table summarizes the future minimum rents (in thousands) for these leases:

Year	Minimum Rents
2006	$391
2007	401
2008	411
2009	421
2010	431
Thereafter	1,360

Related party rent expense for the administrative offices and the Portland metals recycling facility was $1.7 million, $2.2 million and $2.1 million, for fiscal 2005, 2004 and 2003, respectively.

Transactions Affecting Selling and Administrative Expenses
The Company performs some administrative services and provides operation and maintenance of management information systems for certain related parties. These services are charged to the related parties based upon cost plus a 15% margin for overhead and profit. These administrative charges totaled $0.5 million, $0.6 million and $0.9 million in fiscal 2005, 2004 and 2003, respectively.

Transactions Affecting Other Income (Expense)
Included in other assets are $0.8 million and $1.0 million of notes receivable from joint venture businesses at August 31, 2005 and 2004, respectively.

Note 10 - Employee Benefits:

Primary actuarial assumptions are determined as follows:
•
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

•
The assumed discount rate is used to discount future benefit obligations back to today’s dollars. The U.S. discount rate is as of the measurement date, August 31. This rate is sensitive to changes in interest rates. A decrease in the discount rate would increase our obligation and expense.

•
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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Defined Benefit Pension Plans
For certain nonunion employees, the Company maintains a defined benefit pension plan. The asset value of the plan is based on the market value which represents its fair value. The following table sets forth the change in benefit obligation, change in plan assets and funded status at August 31:

($ in thousands)
	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$11,339	$9,580
Service cost	1,120	936
Interest cost	685	607
Actuarial loss	590	548
Transfers	—	447
Benefits paid	(756)	(779)
Acquisition	163	—
Benefit obligation at end of year	$13,141	$11,339

Change in plan assets:
Fair value of plan assets at beginning of year	$10,000	$8,387
Actual return on plan assets	1,510	717
Acquisition	163	—
Employer contribution	2,014	1,228
Transfers	—	447
Benefits paid	(756)	(779)
Fair value of plan assets at end of year	$12,931	$10,000

Funded status:
Plan assets less than benefit obligation	$(210)	$(1,339)
Unrecognized actuarial loss	3,618	3,893
Unrecognized prior service cost	36	41
Net amount recognized	$3,444	$2,595

Components of net periodic pension benefit cost at August 31:

($ in thousands)	2005	2004

Service cost	$1,120	$936
Interest cost	685	607
Expected return on plan assets	(840)	(692)
Amortization of past service cost	4	5
Recognized actuarial loss	195	172
Net periodic pension benefit cost	$1,164	$1,028

Weighted-average assumptions used to determine pension benefit obligations at August 31:

	2005	2004

Discount rate	5.75%	6.00%
Rate of compensation increase	3.00%	3.00%

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted-average assumptions used to determine net periodic pension benefit cost for years ended August 31:

	2005	2004

Discount rate	5.83%	6.08%
Expected long-term return on plan assets	8.00%	8.00%
Rate of compensation increase	3.00%	3.25%

To determine the expected long-term rate of return on pension plan assets, the Company considers the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. The Company applies the expected rate of return to a market related value of the assets which reduces the underlying variability in assets to which the Company applies that expected return. The Company amortizes gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions over a period no longer than the average future service of employees.

Plan asset allocations. The Company’s asset allocation for its pension plan is based on the primary goal of maximizing investment returns over the long-term. At the same time, the Company has invested in a diversified portfolio so as to provide a balance of returns and risk. In an effort to quantify this allocation, the Company’s Plan Committee has established a target guideline to be used in determining the investment mix.

The table below shows the Company’s target allocation range along with the actual allocations at August 31:

	Target	Actual 2005	Actual 2004
Equity	75 -100%	61%	61%
Fixed Income	0-25%	39%	39%
Total		100%	100%

Contributions. The Company expects to contribute $1.2 million to its defined benefit pension plan in fiscal 2006.

Estimated Future Benefit Payments. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Benefits
2006	$506
2007	304
2008	1,288
2009	1,005
2010	1,666
2011-2015	7,509

Defined Contribution Plans
The Company has several defined contribution plans covering nonunion employees. The pension cost related to these plans totaled $1.1 million, $1.4 million and $1.2 million for fiscal 2005, 2004 and 2003, respectively.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Multiemployer Pension Plans
In accordance with collective bargaining agreements, the Company contributed to multiemployer pension plans $2.8 million, $3.1 million and $2.5 million in fiscal 2005, 2004 and 2003, respectively. The Company is not the sponsor or administrator of these multiemployer plans. Contributions were determined in accordance with provisions of negotiated labor contracts.

The Company learned during fiscal 2004 that one of the multiemployer plans of the Steel Manufacturing Business would not meet ERISA minimum funding standards for the plan year ending September 30, 2004. The trustees of that plan have applied to the Internal Revenue Service for certain relief from this minimum funding standard. The IRS has tentatively responded, indicating a willingness to consider granting the relief provided the plan’s contributing employers, including the Company, agree to increased contributions. The increased contributions are estimated to average 6% per year, compounded annually, until the plan reaches the funded status required by the IRS. These increases would be based on the Company’s current contribution level to the plan of approximately $1.7 million per year. Based on commitments from the majority of employers participating in the Plan to make the increased contributions, the Plan Trustees have proceeded with the relief request, and are awaiting formal approval from the IRS.

Absent relief by the IRS, the plan’s contributing employers will be required to make additional contributions or pay excise tax that may equal or exceed the full amount of that deficiency. The Company estimated its share of the required additional contribution for the 2004 plan year to be approximately $1.1 million and accrued for such amount in fiscal 2004. The Company did not accrue additional amounts for fiscal 2005 based on the Company’s belief that it is probable the IRS will grant relief.

Other Benefits
The Company has adopted a nonqualified supplemental retirement plan for certain executives. A restricted trust fund has been established and invested in life insurance policies which can be used for plan benefits, but are subject to claims of general creditors. The trust fund is classified as other assets and the pension liability is classified as other long-term liabilities. The status of this plan is summarized as follows as of August 31, (in thousands):

	2005	2004

Restricted trust fund	$2,302	$1,663
Deferred compensation expense	(564)	(278)
Long-term pension liability	1,988	2,172
Pension cost	102	351

The trust fund assets stock market gains and losses are included in other income (expense). During fiscal 2005, 2004 and 2003, the Company recognized gains totaling $0.3 million, $0.2 million and $0.4 million, respectively. In fiscal 2005, the Company contributed $0.5 million to the plan. No contributions were made in fiscal 2004 and 2003.

Note 11 - Stock Incentive Plan:

The Company has adopted a stock incentive plan for employees, consultants and directors of the Company. The plan covers 7,200,000 shares of Class A common stock. All options have a ten-year term and, except for options granted in fiscal 2001 and 2005, become exercisable for 20% of the shares covered by the option on each of the first five anniversaries of the grant. The options granted in fiscal 2001 become exercisable as follows: 33% after one year from the date of grant, 66% after two years from the date of grant, and 100% after two and one-half years from the date of grant. The vesting periods for these options varied from the standard because the Company granted them to certain employees in lieu of annual salary revisions. Of the options granted in fiscal 2005, 21,250 options become exercisable after one year from the grant date and 18,500 options become exercisable May 19, 2006.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company records stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations. Under this method, compensation expense for its stock incentive plans is determined using the intrinsic value method. Accordingly, because the exercise price equals the market price on the date of the grant, no compensation expense is generally recognized by the Company for stock options issued to employees and directors. The Company recorded compensation expense in fiscal 2005 and 2004 of $1.0 million and $0.6 million, respectively, due to accelerating the vesting period on stock options for retiring employees.

Pro forma information for fiscal years 2005, 2004 and 2003 regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The per share weighted average grant date fair value for awards granted, as determined by applying the Black-Scholes option pricing model, was $12.37, $12.66 and $3.60 during the years ended August 31, 2005, 2004 and 2003, respectively, using the following assumptions:

	Year Ended August 31,
	2005	2004	2003

Risk-free interest rate	3.9%	3.8%	3.7%
Dividend yield	1.0%	1.0%	1.0%
Weighted average expected life of options	6.5 Years	7.0 Years	7.0 Years
Volatility	.48	.43	.35

If the fair value based method had been applied in measuring stock compensation expense, the pro forma effect on net income per share would have been as follows (in thousands, except earnings per share):

	Year Ended August 31,
	2005	2004	2003
Reported net income	$146,867	$111,181	$43,201
Add: Stock based compensation expense included in reported net income, net of tax	673	351	—
Deduct: Total stock based employee compensation benefit (expense) under fair value based method for all awards, net of tax	(573)	(552)	(830)
Pro forma net income	$146,967	$110,980	$42,371

Reported basic net income per share	$4.83	$3.71	$1.55
Pro forma basic net income per share	$4.83	$3.70	$1.51

Reported diluted net income per share	$4.72	$3.58	$1.47
Pro forma diluted net income per share	$4.73	$3.57	$1.44

The Company obtains an income tax benefit related to stock issued to employees through stock options plans, which is recorded as additional paid-in capital and, therefore, does not benefit the income tax provision. For income tax purposes the Company can deduct the amount an employee would report as ordinary income. The deduction is allowed in the year the employee exercises the stock option. In fiscal 2005, the Company recorded a tax benefit from employee stock option plans of $14.2 million from deducting, or planning to deduct, on original or amended returns, the amount employees would report as ordinary income.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s stock option activity and related information is as follows (in thousands, except per share amounts):

	Year Ended August 31,
	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding-beginning of year	1,115	$8.80	2,183	$6.96	3,216	$5.90

Options granted	272	$26.31	68	$28.03	596	$8.67

Options exercised	(149)	$7.31	(1,031)	$6.54	(1,593)	$5.48

Options canceled	(221)	$13.98	(105)	$5.25	(36)	$5.74

Outstanding - end of year	1,017	$12.58	1,115	$8.80	2,183	$6.96

Exercisable at end of year	515	$8.38	393	$7.23	954	$7.11

The following table summarizes information about options outstanding as of August 31, 2005:

Options Outstanding				Options Exercisable
Number	Range of	Weighted Average	Weighted Average	Number	Weighted Average
Outstanding	Exercise Prices	Exercise Price	Remaining Life in Years	Exercisable	Exercise Price

162,000	$4.50 - 4.67	$ 4.60	5.2 Years	162,000	$ 4.60
275,000	$5.92 - 6.70	$ 6.18	7.0 Years	138,000	$ 6.12
131,000	$8.08 - 8.98	$ 8.27	2.3 Years	128,000	$ 8.26
177,000	$12.00	$12.00	7.8 Years	74,000	$12.00
272,000	$22.95 - 28.41	$26.22	9.5 Years	13,000	$28.03
1,017,000	$4.50 - 28.41	$12.58	7.0 Years	515,000	$ 8.38

Note 12 - Segment Information:

The Company operates in three industry segments: metal processing and recycling (Metals Recycling Business), mini-mill steel manufacturing (Steel Manufacturing Business) and self-service used auto parts (Auto Parts Business). Additionally, the Company is a non-controlling partner in joint ventures, which are either in the metals recycling business (see Note 14) or are suppliers of unprocessed metals. The Company also considers these to be separate segments because they are managed separately. These joint ventures are accounted for using the equity method. As such, the operating information provided below related to the joint ventures is shown separately from consolidated information, except for the Company’s equity in the net income of, investment in and advances to the joint ventures.

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

	Year Ended August 31,
	2005	2004	2003
Revenues from external customers (in thousands):
Metals Recycling Business	$580,147	$456,302	$308,553
Auto Parts Business	107,808	81,518	65,225
Steel Manufacturing Business	315,476	271,293	191,861
Intersegment revenues	(150,353)	(120,893)	(68,773)
Consolidated revenues	$853,078	$688,220	$496,866

The joint ventures’ revenues from external customers are as follows (in thousands):

	Year Ended August 31,
	2005	2004	2003
Joint Ventures in the metals recycling business
Processing	$1,275,668	$1,038,373	$616,958
Trading	911,535	489,030	251,431
Joint Venture suppliers of metals	18,257	12,644	8,877
	$2,205,460	$1,540,047	$877,266

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues by geographic area (in thousands):

	Year Ended August 31,
	2005	2004	2003
Metals Recycling Business:
Asia	$402,553	$322,574	$223,490
North America	177,594	133,728	85,063
Sales to Steel Manufacturing Business	(137,100)	(112,198)	(61,052)
Sales to external customers	443,047	344,104	247,501

Auto Parts Business:
North America	107,808	81,518	65,225
Sales to Metals Recycling Business	(13,253)	(8,695)	(7,721)
Sales to external customers	94,555	72,823	57,504

Steel Manufacturing Business:
Sales to external customers in North America	315,476	271,293	191,861

Consolidated revenues	$853,078	$688,220	$496,866

The Joint Ventures in the metals recycling business do not maintain revenues by geographic area and it would be impracticable to provide such disclosure. Sales by the Joint Venture suppliers of metals are all made to customers in the United States. See Note 9 regarding the Company’s purchases from its joint ventures.

	Year Ended August 31,
	2005	2004	2003
	(in thousands)
Operating income (loss):
Metals Recycling Business	$123,643	$77,319	$35,781
Auto Parts Business	29,630	26,804	21,968
Steel Manufacturing Business	42,661	24,636	(2,522)
Joint Ventures in the metals recycling business	68,582	61,672	24,827
Joint Venture suppliers of metals	1,048	(101)	(406)
Corporate expense and eliminations	(21,003)	(19,950)	(8,763)
Environmental matters and impairment charges	(11,951)	(3,500)	(2,100)
Consolidated operating income	$232,610	$166,880	$68,785

See Note 7 regarding additional discussion on the environmental matters. Operating income from the joint ventures represents the Company’s equity in the net income of these entities.

	Year Ended August 31,
	2005	2004	2003
	(in thousands)
Depreciation and amortization expense:
Metals Recycling Business	$7,141	$6,532	$6,052
Auto Parts Business	4,937	4,802	4,017
Steel Manufacturing Business	8,184	8,582	8,915
Corporate expense	619	487	457

Consolidated depreciation and
amortization expense	$20,881	$20,403	$19,441

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s share of depreciation and amortization expense included in the determination of the joint ventures’ net income is as follows:

	Year Ended August 31,
	2005	2004	2003
	(in thousands)
Joint Ventures in the metals recycling business	$7,074	$6,724	$6,539
Joint Venture suppliers of metals	260	260	286
	$7,334	$6,984	$6,825

The following is a summary of the Company’s total assets and capital expenditures:

	Year Ended August 31,
	2005	2004	2003
	(in thousands)
Total assets:
Metals Recycling Business	$187,604	$157,386	$136,137
Auto Parts Business	187,908	130,585	105,283
Steel Manufacturing Business	144,103	119,653	113,384
Investment in and advances to:
Joint Ventures in the metals recycling business	181,446	179,081	115,924
Joint Venture suppliers of recycled metal	2,705	3,764	3,124
Corporate	5,692	15,504	14,042
	$709,458	$605,973	$487,894

Capital expenditures:
Metals Recycling Business	$33,303	$12,598	$16,176
Auto Parts Business	5,143	3,822	2,932
Steel Manufacturing Business	9,352	4,967	2,496
Corporate	452	805	192
	$48,250	$22,192	$21,796

In fiscal years 2005, 2004 and 2003 one customer accounted for 13%, 12% and 21% of the Company’s consolidated revenues, respectively. Sales to foreign countries are a significant part of our business. The schedule below identifies those foreign countries in which the Company’s sales exceed 10% of consolidated revenues.

	Year Ended August 31,
	2005	2004	2003
Sales to China	15%	13%	23%
Sales to South Korea	19%	21%	10%

During fiscal 2005, 2004 and 2003, no single customer accounted for more than 10% of combined revenues for the joint ventures.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Summarized Financial Information of Joint Ventures:

A summary of combined operations of joint ventures in which the Company is a partner is as follows:

	Year Ended August 31,
	2005	2004
	(in thousands)

Current assets	$230,471	$266,612
Non-current assets	166,959	136,202
	$397,430	$402,814

Current liabilities	$84,933	$84,385
Non-current liabilities	8,205	10,838
Partners’ equity	304,292	307,591
	$397,430	$402,814

	Year Ended August 31,
	2005	2004	2003
	(in thousands)

Revenues	$2,205,460	$1,540,435	$877,266

Operating income	$143,191	$135,153	$47,694

Net income before taxes	$144,829	$131,855	$50,464

Advances from and to joint venture partnerships from the Company are included in non-current assets and liabilities above. Certain advances bear interest.

Note 14 - Subsequent Events:
On September 30, 2005, the Company acquired Greenleaf Auto Recyclers, LLC (‘Greenleaf’), five store properties previously leased by Greenleaf and certain Greenleaf debt obligations. Greenleaf is engaged in the business of auto dismantling and recycling and sells its products primarily to collision and mechanical repair shops. Greenleaf currently operates in 22 locations throughout the United States. Total consideration for the acquisition was $44 million, subject to post-closing adjustments.

On September 30, 2005, the Company and Hugo Neu Corporation (HNC) and certain of their subsidiaries closed a transaction to separate and terminate their metals recycling joint venture relationships. The following steps were taken relating to the dissolution of these relationships:

•
The Company acquired the 50% interests in Prolerized New England Company (“PNE”) and certain other joint ventures based in Massachusetts, New Hampshire and Maine that were owned by HNC, with the result that these joint ventures became wholly-owned by the Company, and the Company gained control of Metals Recycling, LLC (“MRL”), a joint venture based in Rhode Island of which 60% of the membership interests are owned by PNE;

•	HNC acquired the Company’s 50% interests in the joint ventures based in New Jersey, New York and California, with the result that these joint ventures became wholly-owned subsidiaries of HNC;

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
Hugo Neu Schnitzer Global Trade LLC (Global Trade), a joint venture engaged primarily in scrap metal trading, redeemed the Company’s 50% membership interest in Global Trade in exchange for the assets and liabilities of Global Trade’s trading business that purchases ferrous metals in Russia and certain Baltic countries and Global Trade retained the trading business operating outside Russia and the Baltic countries;

•	The Company acquired HNC’s metals recycling business in Hawaii;
•	The Company received $52.3 million in cash consideration, subject to post-closing adjustments;
•	The Company received from HNC a non-compete agreement that bars HNC from buying scrap metal in certain areas in Russia and the Baltic region for a five-year period ending on June 8, 2010;
•
The Company and HNC and certain of their affiliates entered into a number of related agreements governing, among other things, employee transitional issues, benefit plans, scrap sales and other transitional services; and

•	The Company and HNC and certain of their affiliates executed and delivered mutual global releases.

On October 31, 2005, the Company purchased substantially all of the assets of Regional Recycling LLC (Regional) for $65.5 million in cash and the assumption of certain liabilities. Regional operates 10 metals recycling facilities located in the states of Georgia and Alabama, which process ferrous and nonferrous scrap metals without the use of shredders.

Consideration for the recently acquired businesses has been funded by the Company’s existing cash balances and credit facility. The Company expects to record estimated environmental liabilities as a result of due diligence performed in connection with these acquisitions.

On November 8, 2005, the Company entered into an amended and restated unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The restated agreement provides for a five-year, $400 million revolving loan maturing in November 2010. The agreement prior to restatement provided for a $150 million revolving loan maturing in May 2006. On November 8, 2005, outstanding borrowings under the revolving loan totaled $50 million. Interest on outstanding indebtedness under the restated agreement is based, at the Company’s option, on either LIBOR plus a spread of between 0.625% and 1.25% with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.15% and 0.25% based on a pricing grid tied to the Company’s leverage ratio. The restated agreement contains various representations and warranties, events of default and financial and other covenants, including covenants requiring maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15- Quarterly Financial Data (Unaudited) (in thousands, except per share amounts):

	Fiscal Year 2005
	First	Second	Third (2)	Fourth

Revenues	$198,961	$215,746	$242,691	$195,680
Operating income	67,604	56,295	55,085	53,626
Net income	42,936	35,981	33,508	34,442
Diluted earnings per share (1)	$1.38	$1.15	$1.08	$1.11

	Fical Year 2004
	First	Second	Third	Fourth

Revenues	$128,376	$161,603	$193,750	$204,491
Operating income	18,105	24,217	67,315	57,243
Net income	12,177	18,549	42,514	37,941
Diluted earnings per share (1)	$0.39	$0.60	$1.37	$1.22

(1)	Diluted earnings per share have been adjusted to reflect the one-for-two stock dividend paid on March 25, 2004.
(2)
Revenues and expenses related to certain sales by one of the Company’s subsidiaries have been reclassified.  These changes had no impact on previously reported operating income, net income or shareholders’ equity.

Schedule II - Valuation and Qualifying Accounts

For the Years Ended August 31, 2005, 2004, and 2003
(In thousands)

Column A	Column B	Column C - Additions		Column D	Column E
	Balance at	Charged to	Charged to		Balance at
	beginning	cost and	other		end of
Description	of period	expenses	accounts	Deductions	period

Fiscal 2005
Allowance for doubtful accounts	$772	45	$	$(7)	$810
Inventories - net realizable value	3,392	143			3,535

Fiscal 2004
Allowance for doubtful accounts	712	354		(294)	772
Inventories - net realizable value	1,061	2,331			3,392
Deferred tax asset valuation allowance	6,090			(6,090)	—

Fiscal 2003
Allowance for doubtful accounts	1,005	21		(314)	712
Inventories - net realizable value	1,071	(10)			1,061
Deferred tax asset valuation allowance	6,928			(838)	6,090

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule

To the Board of Directors and Shareholders
of Schnitzer Steel Industries, Inc.:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated November 14, 2005 appearing in the August 31, 2005 Form 10-K of Schnitzer Steel Industries, Inc. also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Portland, Oregon
November 14, 2005

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Schnitzer Steel Industries, Inc. management, under supervision of the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining disclosure controls and procedures for Schnitzer Steel Industries, Inc. and its subsidiaries to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to allow timely decisions regarding required disclosures. As of August 31, 2005, with the participation of the Chief Executive Officer and the Chief Financial Officer, management completed an evaluation of the Company’s disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of August 31, 2005 were effective.

Management’s report on internal control over financial reporting and the related attestation report of PricewaterhouseCoopers LLP are included in Item 8 of this Report.

Changes in Internal Control Over Financial Reporting

Besides enhancements to the Company’s internal controls over sales transactions to foreign customers that were made in the first three quarters of 2005 as the results of the investigation became known, the following changes in the Company’s internal control over financial reporting during the fourth fiscal quarter have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting:

•	The new chief executive officer reviewing and approving foreign sales transactions;

•	Enhancements to wire transfer procedures; and

•	Made personnel changes, including changes in senior management.

The Company’s Audit Committee may, as a result of the investigations into the past practice of making improper payments to customers in Asia discussed in Part I, Item 3, “Legal Proceedings” recommend improvements to certain aspects of the Company’s internal control over financial reporting and/or disclosure controls and procedures related to transactions in Asia.

ITEM 9B.	OTHER INFORMATION

NONE

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Item 401 of Regulation S-K regarding directors will be included under "Election of Directors" in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to executive officers of the Company will be included under Item 4(a) of Part I of this Report. Information required by Item 405 of Regulation S-K is included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics that is applicable to all of its employees. It includes additional provisions that apply to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions (the "Senior Financial Officers"). It also provides a code of business conduct and ethics for members of the Company’s Board of Directors. This document is posted on the Company’s internet website (www.schnitzersteel.com) and is available free of charge by calling the Company or submitting a request to ir@schn.com. The Company intends to disclose any amendments to or waivers from these Codes for directors, executive officers or Senior Financial Officers on its website.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included under “Executive Compensation” in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management will be included under “Voting Securities and Principal Shareholders” in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to securities authorized for issuance under equity compensation plans will be included under “Equity Compensation Plan Information” in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included under “Certain Transactions” in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the Company’s principal accountant fees and services will be included under "Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	The following financial statements are filed as part of this report:

		See Index to Consolidated Financial Statements and Schedule on page 47 of this report.

	2.	The following schedule and report of independent accountants are filed as part of this report:

Page
Schedule II Valuation and Qualifying Accounts	80
Report of Independent Accountants on Financial Statement Schedule	81

All other schedules are omitted as the information is either not applicable or is not required.

3.	Exhibits:

2.1
Stock and Membership Interest Purchase Agreement dated January 8, 2003 among Bob Spence, Pick and Pull Auto Dismantling, Inc., Pick-N-Pull Auto Dismantlers, Pick-N-Pull Auto Dismantlers, Stockton, LLC and Norprop, Inc. Filed as Exhibit 2.1 to Registrant’s Form 10-Q for the quarter ended November 30, 2002, and incorporated herein by reference.

2.2
Amendment No. 1 dated November 14, 2003, to Stock and Membership Interest Purchase Agreement dated January 8, 2003, among Bob Spence, Pick and Pull Auto Dismantling, Inc., Pick-N-Pull Auto Dismantlers, Pick-N-Pull Auto Dismantlers, Stockton, LLC, Norprop, Inc. and the Registrant. Filed as Exhibit 2.1 to Registrant’s Form 10-Q for the quarter ended November 30, 2003, and incorporated herein by reference.

2.3
Agreement of Purchase and Sale dated December 30, 2004, among Vehicle Recycling Solutions, LLC, a Delaware limited liability company, several wholly-owned subsidiaries of Vehicle Recycling Solutions, LLC, and Pick-N-Pull Auto Dismantlers, a California general partnership and wholly-owned subsidiary of the Registrant. Filed as Exhibit 2.1 to Registrant’s Form 10-Q for the quarter ended November 30, 2004, and incorporated herein by reference.

2.4
Master Agreement dated as of June 8, 2005 by and among Hugo Neu Co., LLC, HNE Recycling LLC, HNW Recycling LLC, and Joint Venture Operations, Inc. and for certain limited purposes Hugo Neu Corporation and the Registrant. Filed as Exhibit 10.1 to Registrant’s Form 8-K filed on June 9, 2005, and incorporated herein by reference.

2.5
Unit Purchase Agreement dated August 5, 2005 between Pick-N-Pull Auto Dismantlers, PNP Commercial Acquisition, LLC, and Tree Acquisition, L.P., related to the acquisition of Greenleaf Auto Recyclers, LLC. Filed as Exhibit 2.1 to Registrant’s Form 8-K filed on October 5, 2005, and incorporated herein by reference.

2.6
Agreement of Purchase and Sale dated August 5, 2005 between PNP Commercial Acquisition, LLC, and Ford Motor Company, related to the acquisition of Greenleaf Auto Recyclers, LLC. Filed as Exhibit 2.2 to Registrant’s Form 8-K filed on October 5, 2005, and incorporated herein by reference.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

2.7
First Amendment dated September 30, 2005 to Unit Purchase Agreement dated August 5, 2005 between Pick-N-Pull Auto Dismantlers, PNP Commercial Acquisition, LLC, and Tree Acquisition, L.P. Filed as Exhibit 2.3 to Registrant’s Form 8-K filed on October 5, 2005, and incorporated herein by reference.

2.8
Asset Purchase Agreement, dated as of September 2, 2005, between RRC Acquisition, LLC, Regional Recycling LLC, Metal Asset Acquisition, LLC, 939 Fortress Investments, LLC, Fortress Apartments, LLC, Integrity Metals, LLC, RCC Recycling, LLC, Alan Dreher, George Dreher, Paul Dreher, James J. Filler, Teja Jouhal and Herbert Miller. Filed as Exhibit 2.1 to Registrant’s Form 8-K filed on September 8, 2005, and incorporated herein by reference.

3.1	1993 Restated Articles of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-69352 (the Form S-1).

3.2	Restated Bylaws of the Registrant. Filed as Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended May 31, 2005, and incorporated herein by reference.

4.1	Amended and Restated Credit Agreement dated November 8, 2005 between the Registrant, Bank of America, NA, and the Other Lenders Party Thereto.

9.1
Schnitzer Steel Industries, Inc. 2001 Restated Voting Trust and Buy-Sell Agreement dated March 26, 2001. Filed as Exhibit 9.1 To Registrants Form 10-K for the rascal year ended August 31, 2001, and incorporated herein by reference.

10.1
Lease Agreement dated August 7, 2003 between Schnitzer Investment Corp. and the Registrant, relating to the corporate headquarters. Filed as Exhibit 10.1 to Registrant’s Form 10-K for the year ended August 31, 2003, and incorporated herein by reference.

10.2
Lease Agreement dated August 7, 2003 between Schnitzer Investment Corp. and the Registrant, relating to the corporate headquarters. Filed as Exhibit 10.2 to Registrant’s Form 10-K for the year ended August 31, 2003, and incorporated herein by reference.

10.3
Lease Agreement dated September 1, 1988 between Schnitzer Investment Corp. and the Registrant, as amended, relating to the Portland metals recycling operation and which has terminated except for surviving indemnity obligations. Incorporated by reference to Exhibit 10.3 to the Form S-1.

10.4
Purchase and Sale Agreement dated May 4, 2005 between Schnitzer Investment Corp. and the Registrant, relating to purchase by the Registrant of the Portland metals recycling operations real estate. Filed as Exhibit 10.1 to Registrant’s Form 8-K filed on May 10, 2005, and incorporated herein by reference.

10.5
Second Amended Shared Services Agreement dated September 13, 1993 between the Registrant and certain entities controlled by shareholders of the Registrant. Incorporated by reference to Exhibit 10.5 to the Form S-1.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

10.6
Amendment dated September 1, 1994 to Second Amended Shared Services Agreement between the Registrant and certain entities controlled by shareholders of the Registrant. Filed as Exhibit 10.6 to Registrant’s Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference.

*10.7
Letter Agreement regarding initial compensation terms, dated July 18, 2005, between John D. Carter and the Registrant. Filed as Exhibit 10.1 to Registrant’s Form 8-K/A filed on July 20, 2005, and incorporated herein by reference.

*10.8
Agreement, dated August 31, 2005, between Gregory J. Witherspoon and the Registrant regarding Mr. Witherspoon’s position as Interim Chief Financial Officer. Filed as Exhibit 10.1 to Registrant’s Form 8-K/A filed on September 6, 2005, and incorporated herein by reference.

*10.9
Employment Agreement, dated September 13, 2005, between Donald Hamaker and the Registrant. Filed as Exhibit 10.1 to Registrant’s Form 8-K filed on September 19, 2005, and incorporated herein by reference.

*10.10	1993 Stock Incentive Plan of the Registrant. Filed as Exhibit 10.1 to Registrant’s Form 10-Q for quarter ended February 28, 2002, and incorporated herein by reference.

*10.11
Form of Stock Option Agreement used for option grants to employees under the 1993 Stock Incentive Plan. Filed as Exhibit 10.14 to Registrant’s Form 10-K for the year ended August 31, 2004, and incorporated herein by reference.

*10.12
Form of Stock Option Agreement used for option grants to non-employee directors under the 1993 Stock Incentive Plan. Filed as Exhibit 10.15 to Registrant’s Form 10-K for the year ended August 31, 2004, and incorporated herein by reference.

*10.13
Employment Agreement dated August 20, 2004 between Barry A. Rosen and the Registrant. Filed as Exhibit 10.16 to Registrant’s Form 10-K for the year ended August 31, 2004, and incorporated herein by reference.

*10.14	Supplemental Executive Retirement Bonus Plan of the Registrant. Filed as Exhibit 10.24 to Registrant’s Form 10-K for fiscal year ended August 31, 2001, and incorporated herein by reference.

*10.15
Amendment to the Supplemental Executive Retirement Bonus Plan of the Registrant effective January 1, 2002. Filed as Exhibit 10.25 to Registrant’s Form 10-K for fiscal year ended August 31, 2001, and incorporated herein by reference.

*10.16
Schnitzer Steel Industries, Inc. Amended and Restated Economic Value Added (“EVA”) Bonus Plan. Filed as Exhibit 10.19 to Registrant’s Form 10-K for the year ended August 31, 2004, and incorporated herein by reference.

*10.17	Executive Annual Bonus Plan. Filed as Exhibit 10.1 to Registrant’s Form 8-K filed on February 3, 2005, and incorporated herein by reference.

*10.18	Non-Employee Director Compensation Schedule. Filed as Exhibit 10.1 to Registrant’s Form 8-K filed on July 20, 2005, and incorporated herein by reference.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

21.1	Subsidiaries of Registrant.

23.1	Consent of Registered Independent Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or arrangement

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.

Dated: November 14, 2005	By:	/s/ GREGORY J. WITHERSPOON
Gregory J. Witherspoon
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant: November 14, 2005 in the capacities indicated.

Signature	Title

Principal Executive Officer:

*JOHN D. CARTER John D. Carter	President and Chief Executive Officer

Principal Financial Officer:

/s/ GREGORY J. WITHERSPOON Gregory J. Witherspoon	Interim Chief Financial Officer

Principal Accounting Officer:

/s/ VICKI A. PIERSALL Vicki A. Piersall	Vice President and Corporate Controller

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

Directors:

*ROBERT S. BALL Robert S. Ball	Director

*WILLIAM A. FURMAN William A. Furman	Director

*SCOTT LEWIS Scott Lewis	Director

*KENNETH M. NOVACK Kenneth M. Novack	Director

*JEAN S. REYNOLDS Jean S. Reynolds	Director

*JILL SCHNITZER EDELSON Jill Schnitzer Edelson	Director

*RALPH R. SHAW Ralph R. Shaw	Director

*By: /s/ GREGORY J. WITHERSPOON Attorney-in-fact, Gregory J. Witherspoon

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

INDEX TO EXHIBITS

2.1
Stock and Membership Interest Purchase Agreement dated January 8, 2003 among Bob Spence, Pick and Pull Auto Dismantling, Inc., Pick-N-Pull Auto Dismantlers, Pick-N-Pull Auto Dismantlers, Stockton, LLC and Norprop, Inc. Filed as Exhibit 2.1 to Registrant’s Form 10-Q for the quarter ended November 30, 2002, and incorporated herein by reference.

2.2
Amendment No. 1 dated November 14, 2003, to Stock and Membership Interest Purchase Agreement dated January 8, 2003, among Bob Spence, Pick and Pull Auto Dismantling, Inc., Pick-N-Pull Auto Dismantlers, Pick-N-Pull Auto Dismantlers, Stockton, LLC, Norprop, Inc. and the Registrant. Filed as Exhibit 2.1 to Registrant’s Form 10-Q for the quarter ended November 30, 2003, and incorporated herein by reference.

2.3
Agreement of Purchase and Sale dated December 30, 2004, among Vehicle Recycling Solutions, LLC, a Delaware limited liability company, several wholly-owned subsidiaries of Vehicle Recycling Solutions, LLC, and Pick-N-Pull Auto Dismantlers, a California general partnership and wholly-owned subsidiary of the Registrant. Filed as Exhibit 2.1 to Registrant’s Form 10-Q for the quarter ended November 30, 2004, and incorporated herein by reference.

2.4
Master Agreement dated as of June 8, 2005 by and among Hugo Neu Co., LLC, HNE Recycling LLC, HNW Recycling LLC, and Joint Venture Operations, Inc. and for certain limited purposes Hugo Neu Corporation and the Registrant. Filed as Exhibit 10.1 to Registrant’s Form 8-K filed on June 9, 2005, and incorporated herein by reference.

2.5
Unit Purchase Agreement dated August 5, 2005 between Pick-N-Pull Auto Dismantlers, PNP Commercial Acquisition, LLC, and Tree Acquisition, L.P., related to the acquisition of Greenleaf Auto Recyclers, LLC. Filed as Exhibit 2.1 to Registrant’s Form 8-K filed on October 5, 2005, and incorporated herein by reference.

2.6
Agreement of Purchase and Sale dated August 5, 2005 between PNP Commercial Acquisition, LLC, and Ford Motor Company, related to the acquisition of Greenleaf Auto Recyclers, LLC. Filed as Exhibit 2.2 to Registrant’s Form 8-K filed on October 5, 2005, and incorporated herein by reference.

2.7
First Amendment dated September 30, 2005 to Unit Purchase Agreement dated August 5, 2005 between Pick-N-Pull Auto Dismantlers, PNP Commercial Acquisition, LLC, and Tree Acquisition, L.P. Filed as Exhibit 2.3 to Registrant’s Form 8-K filed on October 5, 2005, and incorporated herein by reference.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

2.8
Asset Purchase Agreement, dated as of September 2, 2005, between RRC Acquisition, LLC, Regional Recycling LLC, Metal Asset Acquisition, LLC, 939 Fortress Investments, LLC, Fortress Apartments, LLC, Integrity Metals, LLC, RCC Recycling, LLC, Alan Dreher, George Dreher, Paul Dreher, James J. Filler, Teja Jouhal and Herbert Miller. Filed as Exhibit 2.1 to Registrant’s Form 8-K filed on September 8, 2005, and incorporated herein by reference.

3.1	1993 Restated Articles of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-69352 (the Form S-1).

3.2	Restated Bylaws of the Registrant. Filed as Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended May 31, 2005, and incorporated herein by reference.

4.1	Amended and Restated Credit Agreement dated November 8, 2005 between the Registrant, Bank of America, NA, and the Other Lenders Party Thereto.

9.1
Schnitzer Steel Industries, Inc. 2001 Restated Voting Trust and Buy-Sell Agreement dated March 26, 2001. Filed as Exhibit 9.1 To Registrants Form 10-K for the rascal year ended August 31, 2001, and incorporated herein by reference.

10.1
Lease Agreement dated August 7, 2003 between Schnitzer Investment Corp. and the Registrant, relating to the corporate headquarters. Filed as Exhibit 10.1 to Registrant’s Form 10-K for the year ended August 31, 2003, and incorporated herein by reference.

10.2
Lease Agreement dated August 7, 2003 between Schnitzer Investment Corp. and the Registrant, relating to the corporate headquarters. Filed as Exhibit 10.2 to Registrant’s Form 10-K for the year ended August 31, 2003, and incorporated herein by reference.

10.3
Lease Agreement dated September 1, 1988 between Schnitzer Investment Corp. and the Registrant, as amended, relating to the Portland metals recycling operation and which has terminated except for surviving indemnity obligations. Incorporated by reference to Exhibit 10.3 to the Form S-1.

10.4
Purchase and Sale Agreement dated May 4, 2005 between Schnitzer Investment Corp. and the Registrant, relating to purchase by the Registrant of the Portland metals recycling operations real estate. Filed as Exhibit 10.1 to Registrant’s Form 8-K filed on May 10, 2005, and incorporated herein by reference.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

10.5
Second Amended Shared Services Agreement dated September 13, 1993 between the Registrant and certain entities controlled by shareholders of the Registrant. Incorporated by reference to Exhibit 10.5 to the Form S-1.

10.6
Amendment dated September 1, 1994 to Second Amended Shared Services Agreement between the Registrant and certain entities controlled by shareholders of the Registrant. Filed as Exhibit 10.6 to Registrant’s Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference.

*10.7
Letter Agreement regarding initial compensation terms, dated July 18, 2005, between John D. Carter and the Registrant. Filed as Exhibit 10.1 to Registrant’s Form 8-K/A filed on July 20, 2005, and incorporated herein by reference.

*10.8
Agreement, dated August 31, 2005, between Gregory J. Witherspoon and the Registrant regarding Mr. Witherspoon’s position as Interim Chief Financial Officer. Filed as Exhibit 10.1 to Registrant’s Form 8-K/A filed on September 6, 2005, and incorporated herein by reference.

*10.9
Employment Agreement, dated September 13, 2005, between Donald Hamaker and the Registrant. Filed as Exhibit 10.1 to Registrant’s Form 8-K filed on September 19, 2005, and incorporated herein by reference.

*10.10	1993 Stock Incentive Plan of the Registrant. Filed as Exhibit 10.1 to Registrant’s Form 10-Q for quarter ended February 28, 2002, and incorporated herein by reference.

*10.11
Form of Stock Option Agreement used for option grants to employees under the 1993 Stock Incentive Plan. Filed as Exhibit 10.14 to Registrant’s Form 10-K for the year ended August 31, 2004, and incorporated herein by reference.

*10.12
Form of Stock Option Agreement used for option grants to non-employee directors under the 1993 Stock Incentive Plan. Filed as Exhibit 10.15 to Registrant’s Form 10-K for the year ended August 31, 2004, and incorporated herein by reference.

*10.13
Employment Agreement dated August 20, 2004 between Barry A. Rosen and the Registrant. Filed as Exhibit 10.16 to Registrant’s Form 10-K for the year ended August 31, 2004, and incorporated herein by reference.

*10.14	Supplemental Executive Retirement Bonus Plan of the Registrant. Filed as Exhibit 10.24 to Registrant’s Form 10-K for fiscal year ended August 31, 2001, and incorporated herein by reference.

*10.15
Amendment to the Supplemental Executive Retirement Bonus Plan of the Registrant effective January 1, 2002. Filed as Exhibit 10.25 to Registrant’s Form 10-K for fiscal year ended August 31, 2001, and incorporated herein by reference.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

*10.16
Schnitzer Steel Industries, Inc. Amended and Restated Economic Value Added (“EVA”) Bonus Plan. Filed as Exhibit 10.19 to Registrant’s Form 10-K for the year ended August 31, 2004, and incorporated herein by reference.

*10.17	Executive Annual Bonus Plan. Filed as Exhibit 10.1 to Registrant’s Form 8-K filed on February 3, 2005, and incorporated herein by reference.

*10.18	Non-Employee Director Compensation Schedule. Filed as Exhibit 10.1 to Registrant’s Form 8-K filed on July 20, 2005, and incorporated herein by reference.

21.1	Subsidiaries of Registrant.

23.1	Consent of Registered Independent Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.