Form 10-Q
period 2005-11-30
SCHNITZER STEEL INDUSTRIES INC
filed 2006-01-09
CIK 912603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2005 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

Commission file number 0-22496

SCHNITZER STEEL INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

OREGON	93-0341923
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3200 N.W. Yeon Ave.
P.O Box 10047
Portland, OR	97296-0047
(Address of principal executive offices)	(Zip Code)

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
Yes ☐  No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The Registrant had 22,493,105 shares of Class A Common Stock, par value of $1.00 per share, and 7,985,366 shares of Class B Common Stock, par value of $1.00 per share, outstanding at December 31, 2005.

SCHNITZER STEEL INDUSTRIES, INC.

INDEX

PAGE

PART I. FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets at November 30, 2005
and August 31, 2005	4

Condensed Consolidated Statement of Operations for the
Three Months Ended November 30, 2005 and 2004	5

Condensed Consolidated Statement of Shareholders' Equity for the
Year Ended August 31, 2005 and the Three Months
Ended November 30, 2005	6

Condensed Consolidated Statement of Cash Flows for the
Three Months Ended November 30, 2005 and 2004	7

Notes to Consolidated Financial Statements	8

Management's Discussion and Analysis of
Financial Condition and Results of Operations	23

Quantitative and Qualitative Disclosures about Market Risk	41

Controls and Procedures	41

PART II. OTHER INFORMATION

Legal Proceedings	42

Exhibits	43

SIGNATURE PAGE	44

EXPLANATORY NOTE

Schnitzer Steel Industries, Inc. recently determined that it was required to file financial statements with the Securities and Exchange Commission with respect to the businesses it acquired through the termination and separation of its joint ventures with Hugo Neu Corporation on September 30, 2005. The Company did not previously file the financial statements because of the application of a methodology for valuing the businesses that resulted in an initial conclusion that no such filing was required. The Company will make the required filing with the SEC once the audited financial statements of the acquired businesses are available.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited, in thousands, except per share amounts)

	Nov. 30, 2005	Aug. 31, 2005

Assets
Current assets:
Cash and cash equivalents	$36,776	$20,645
Accounts receivable, less allowance for
doubtful accounts of $1,296 and $810	106,813	51,101
Accounts receivable from related parties	273	226
Inventories	211,728	106,189
Deferred income taxes	4,094	3,247
Prepaid expenses and other	13,126	15,505
Total current assets	372,810	196,913

Property, plant and equipment, net	254,365	166,901

Other assets:
Investment in and advances to joint venture partnerships	7,505	184,151
Notes receivable, less current portion	3,098	1,234
Goodwill	266,827	151,354
Intangibles and other assets	5,019	8,905

	$909,624	$709,458

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debts	$64	$71
Accounts payable	56,645	33,192
Accrued payroll liabilities	16,132	21,783
Current portion of environmental liabilities	6,881	7,542
Accrued income taxes	23,656	140
Other accrued liabilities	37,462	8,307
Total current liabilities	140,840	71,035

Deferred income taxes	8,753	26,987

Long-term debt, less current portion	85,966	7,724

Environmental liabilities, net of current portion	38,497	15,962

Other long-term liabilities	3,899	3,578

Minority interests	10,679	4,644

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock--20,000 shares authorized, none issued	—	—
Class A common stock--75,000 shares $1 par value
authorized, 22,493 and 22,490 shares issued and outstanding	22,493	22,490
Class B common stock--25,000 shares $1 par value
authorized, 7,986 shares issued and outstanding	7,986	7,986
Additional paid-in capital	126,353	125,845
Retained earnings	464,189	423,178
Accumulated other comprehensive income/(loss):
Foreign currency translation adjustments	(31)	29
Total shareholders’ equity	620,990	579,528

	$909,624	$709,458

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	For The Three Months Ended November 30,
	2005	(1)	2004

Revenues	$388,673		$198,961

Operating Expenses:
Cost of goods sold	326,710		139,752
Selling, general and administrative	41,990	(2)	11,867
Environmental matter	—		500 (3)

Income from wholly-owned operations	19,973		46,842

Operating income from joint ventures	1,752		20,464

Operating income	21,725		67,306

Other income (expense):
Interest expense	(981)		(284)
Other income (expense)	64,441	(4)(5)	(148)

	63,460		(432)

Income before income tax and minority interests	85,185		66,874

Income tax provision	(35,557)		(23,272)

Income before minority interests	49,628		43,602

Minority interests, net of tax	(153)		(666)

Pre-acquisition interests, net of tax	(7,945)		—

Net income	$41,530		$42,936

Net income per share - basic:	$1.36		$1.41

Net income per share - diluted:	$1.34		$1.38

(1)
The Company elected to consolidate results of the businesses formed from the Hugo Neu Corporation (HNC) Separation Agreement as well as the Regional and GreenLeaf acquisitions (see Notes 1 and 3) as though the transactions had occurred at the beginning of the fiscal year. As a result, revenues increased and income from operations increased, which is offset by pre-acquisition interests.

(2)	Includes a charge of $11.0 million associated with the investigation reserve (see Note 4).
(3)	Fiscal 2005 amounts relate to environmental matters primarily associated with the Hylebos Waterway project.
(4)	Other income includes a $9.1 million gain related to debt extinguishment associated with the Greenleaf acquisition, which is eliminated by pre-acquisition interests.
(5)	Includes a gain on disposition of joint ventures of $54.6 million.

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited, in thousands, except per share amounts)

							Accumulated
	Class A		Class B		Additional		Other
	Common Stock		Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income/(Loss)	Total

Balance at August 31, 2004	22,022	$22,022	8,306	$8,306	$110,177	$278,374	$1	$418,880

Net income						146,867		146,867
Foreign currency translation adjustment							28	28
								146,895
Class B common stock converted
to Class A common stock	320	320	(320)	(320)				—
Class A common stock issued	148	148			1,511			1,659
Tax benefits from stock options exercised					14,157			14,157
Cash dividends paid - common
($0.068 per share)						(2,063)		(2,063)

Balance at August 31, 2005	22,490	22,490	7,986	7,986	125,845	423,178	29	579,528

Net income						41,530		41,530
Stock-based compensation					494			494
Foreign currency translation adjustment							(60)	(60)
								41,964
Class A common stock issued	3	3			14			17
Cash dividends paid - common
($0.017 per share)						(518)		(518)

Balance at November, 2005	22,493	$22,493	7,986	$7,986	$126,353	$464,190	$(31)	$620,991

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, in thousands)

	For The Three Months Ended November 30,
	2005	2004

Operations:
Net income	$41,530	$42,936
Noncash items included in net income:
Depreciation and amortization	6,241	5,050
Minority interest & pre-acquisition earnings	493	1,021
Equity in income of joint ventures	(1,345)	(20,464)
Stock based compensation expense	494	-
Deferred income tax	(10,206)	-
Gain on dispositions	(54,617)	(127)
Cash provided by (used in) changes in working capital:
Accounts receivable	21,321	13,972
Inventories	(7,753)	(12,587)
Prepaid expenses and other current assets	11,556	(108)
Accounts payable	(12,684)	(1,162)
Accrued liabilities	27,553	(8,295)
Environmental liabilities	(2,958)	(3,156)
Other assets and liabilities	3,546	212

Net cash provided by operations	23,151	17,292

Investing:
Capital expenditures	(15,823)	(7,531)
Acquisitions, net of cash acquired	(85,641)	-
Cash received from joint ventures	17,957	20,955
Cash paid to joint ventures	(163)	(313)
Proceeds from sale of assets	12	398

Net cash (used in) provided by investing	(83,658)	13,509

Financing:
Issuance of Class A common stock	17	1,182
Distributions to minority interests	(1,045)	(1,273)
Dividends declared and paid	(518)	(515)
Increase (decrease) in long-term debt	78,185	(17,547)

Net cash provided by (used in) financing	76,638	(18,153)

Net increase in cash	16,131	12,648

Cash at beginning of period	20,645	11,307

Cash at end of period	$36,776	$23,955

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

Note 1 - Summary of Significant Accounting Policies:

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Schnitzer Steel Industries, Inc. (the Company) have been prepared pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, management suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the fiscal year ended August 31, 2005. The results for the three months ended November 30, 2005 and 2004 are not necessarily indicative of the results of operations for the entire year.

Note 3 to the condensed consolidated financial statements describes acquisitions that occurred during the first fiscal quarter of 2006. Under Statement of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations,” the business acquisitions under the Hugo Neu Corporation (HNC) separation and termination agreement were treated as “step” acquisitions because the Company had a significant joint venture interest in the acquired businesses for a number of years. In addition, the Company acquired the assets of Regional Recycling LLC (Regional) and purchased GreenLeaf Auto Recyclers, LLC (GreenLeaf) during the first quarter of fiscal 2006, two businesses in which the Company did not have a previous interest. Since all of these acquisitions occurred early in the fiscal year, the Company elected to include them in the consolidated results as though they had occurred at the beginning of fiscal 2006. Thus, the statement of operations and statement of cash flows are presented as if all three acquisitions had occurred as of September 1, 2005. Additionally, consolidation accounting requires the Company to adjust its earnings for the ownership interests it did not own during the reporting period. As a result, net income was reduced by $7.9 million of pre-acquisition earnings, net of income taxes, representing the share of income attributable to the former joint venture partner prior to the separation of the HNC joint ventures as well as the other equity interests in acquired companies closed during the three month period ended November 30, 2005. Of that amount, $0.6 million represents the share of income attributable to the former joint venture partner for the period from September 1, 2005 through September 30, 2005. The financial results of the businesses acquired as a result of the HNC separation for periods prior to fiscal 2006 continue to be accounted for using the equity method and are included in the Joint Venture Businesses reporting segment.

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

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

The following represents the reconciliation from basic EPS to diluted EPS (in thousands, except per share amounts):

	For the Three Months Ended November 30,
	2005	2004
Net Income	$41,530	$42,936

Computation of shares:
Average common shares outstanding	30,477	30,350
Stock options	560	793
Diluted average common shares outstanding	31,037	31,143

Basic EPS	$1.36	$1.41

Diluted EPS	$1.34	$1.38

Dividend per share	$0.017	$0.017

Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended November 30, 2005 are as follows (in thousands):

	Metals Recycling Business	Auto Parts Business	Total
Balance as of August 31, 2005	$34,771	$116,583	$151,354
Acquisition of GreenLeaf Auto Recyclers, LLC (see Note 3)		14,001	14,001
Separation and termination of joint venture relationships with Hugo Neu Corporation (see Note 3)	61,557		61,557
Acquisition of Regional Recycling LLC assets (see Note 3)	39,915		39,915
Balance as of November 30, 2005	$136,243	$130,584	$266,827

The Company performs impairment tests annually during the second quarter of the fiscal year and whenever events and circumstances indicate that the value of goodwill and other indefinite-lived intangible assets might be impaired. Based on to the operating results of each of the businesses identified above and the Company’s impairment testing completed in the second quarter of fiscal 2005, the Company determined that none of the above balances were considered impaired.

New Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, “Inventory Costs”. This statement clarifies the accounting for abnormal amounts of idle facility expense and freight and handling costs when those costs may be so abnormal as to require treatment as period charges. This statement is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 on September 1, 2005 with no material impact on the consolidated financial statements.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets.” This statement explains that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This statement is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS 153 on September 1, 2005 with no material impact on the consolidated financial statements.

In June 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” This statement revises the reporting requirements related to changes in accounting principles or adoption of new accounting pronouncements. This statement is effective for fiscal years beginning after December 15, 2005. The Company does not anticipate this pronouncement to have a material impact on the consolidated financial statements.

In December 2004, the FASB finalized SFAS No. 123(R) “Share-Based Payment“, which will be effective for the first interim reporting period of the first fiscal year beginning after June 15, 2005. The new standard requires the Company to expense stock options beginning in the first quarter of fiscal 2006. The Company adopted SFAS No. 123(R), effective September 1, 2005. SFAS 123(R) requires the recognition of the fair value of stock-based compensation in net income. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. See Note 7 for further information regarding stock based compensation.

Note 2 - Inventories:

Inventories consisted of the following (in thousands):

	November 30, 2005	August 31, 2005
Recycled metals	$124,702	$38,027
Work in process	8,084	17,124
Finished goods	62,984	36,304
Supplies	15,958	14,734
	$211,728	$106,189

Note 3 - Business Combinations
Hugo Neu Corporation Separation and Termination Agreement
On September 30, 2005, the Company, HNC and certain of their subsidiaries closed a transaction to separate and terminate their metals recycling joint venture relationships. The Company received the following as a result of the HNC joint venture separation and termination:
•
The assets and related liabilities of Hugo Neu Schnitzer Global Trade related to a trading business in parts of Russia and the Baltic region, including Poland, Denmark, Finland, Norway and Sweden, and a non-compete agreement from HNC that bars it from buying scrap metal in certain areas in Russia and the Baltic region for a five-year period ending on June 8, 2010.

•	The joint ventures’ various interests in the New England operations that primarily operate in Massachusetts, New Hampshire, Rhode Island and Maine.
•	Full ownership in the Hawaii metals recycling business that was previously owned 100% by HNC.
•	A payment of $36.6 million in cash, net of debt paid, subject to post-closing adjustments.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

HNC received the following as result of the HNC joint venture separation and termination:
•
The joint venture operations in New York, New Jersey and California, including the scrap processing facilities, marine terminals and related ancillary satellite sites, the interim New York City recycling contract, and other miscellaneous assets.

•	The assets and related liabilities of Hugo Neu Schnitzer Global Trade that are not related to the Russian and Baltic region trading business.

The agreement provides for potential purchase price adjustments based on the closing date working capital of the acquired Hawaii business as well as the joint ventures’ ending balances. The Company has not determined whether any purchase price adjustments will be necessary.

In accordance with SFAS 141, “Business Combinations,” the purchase price of the assets and liabilities acquired under the separation and termination agreement is the fair value of the joint venture interests given up as part of the exchange as well as other liabilities assumed and acquisition costs, net of cash received. As a result, the purchase price is estimated to be $165.1 million.

The purchase price was allocated to tangible and intangible identifiable assets acquired and liabilities assumed based on an estimate of the respective fair values. Final valuation reports are pending from an independent third party. The excess of the aggregate purchase price over the fair value of the identifiable net assets acquired of approximately $57.6 million was recognized as goodwill. Approximately $4.0 million of goodwill existed on the joint ventures’ balance sheets prior to the separation and termination but was not shown separately in accordance with the equity method of accounting. Therefore, the total increase to goodwill related to the HNC Separation and Termination Agreement was $61.6 million.

The purchase price allocation has been prepared on a preliminary basis, and reasonable changes are expected as additional information, such as final valuation reports and any purchase price adjustments, becomes available. The following is a summary of the estimated fair values as November 30, 2005, for the assets acquired and liabilities assumed as of the date of the acquisition (in millions):

Cash, net of debt paid	$36.6
Property, plant and equipment	26.1
Inventory	35.4
Other assets	30.8
Identified intangible assets	3.0
Liabilities	(24.4)
Goodwill	57.6
Total purchase price	$165.1

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

GreenLeaf Acquisition
On September 30, 2005, the Company acquired GreenLeaf, five properties previously leased by GreenLeaf and certain GreenLeaf debt obligations. GreenLeaf is engaged in the business of auto dismantling and recycling and sells its products primarily to collision and mechanical repair shops. GreenLeaf currently operates in one wholesale sales office and 19 commercial locations throughout the United States. Total purchase price for the acquisition , including acquisition costs, was $44.7 million, subject to post-closing adjustments.

The purchase price of the GreenLeaf acquisition was allocated to tangible and intangible identifiable assets acquired and liabilities assumed based on an estimate of fair value. Certain tangible assets had been valued by a third party in recent years, and those valuations are being relied upon in determining fair value. The machinery and equipment is being valued by the Company’s management. The excess of the aggregate purchase price over the estimated fair value of the identifiable net assets acquired of $14.0 million was recognized as goodwill.

The purchase price allocation has been prepared on a preliminary basis, and reasonable changes are expected as additional information becomes available, such as final valuation reports and any post-closing adjustments. The following is a summary of the estimated fair values as of November 30, 2005, for the assets acquired and liabilities assumed on the date of the acquisition (in millions):

Property, plant and equipment	$14.6
Inventory	20.8
Other assets	18.8
Liabilities	(23.5)
Goodwill	14.0
Total purchase price	$44.7

Regional Recycling Acquisition
On October 31, 2005, the Company purchased substantially all of the assets of Regional for $65.5 million in cash and the assumption of certain liabilities, a working capital adjustment of $2.9 million and acquisition costs of approximately $0.5 million. Regional operates 10 metals recycling facilities located in the states of Georgia and Alabama which process ferrous and nonferrous scrap metals without the use of shredders.

The purchase price of the Regional acquisition was allocated to tangible and intangible identifiable assets acquired and liabilities assumed based on an estimate of the respective fair values. Final valuation reports are pending from an independent third party. The excess of the aggregate purchase price over the estimated fair value of the identifiable net assets acquired of approximately $39.9 million was recognized as goodwill.

The purchase price allocation has been prepared on a preliminary basis, and reasonable changes are expected as additional information becomes available, such as final valuation reports. The following is a summary of the estimated fair values as November 30, 2005, for the assets acquired and liabilities assumed as of the date of the acquisition (in millions):

Property, plant and equipment	$10.6
Accounts Receivable	27.7
Inventory	4.9
Other assets	1.1
Liabilities	(15.3)
Goodwill	39.9
Total purchase price	$68.9

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

The total aggregate goodwill recognized from the recent acquisitions amounted to $115.5 million. In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually. Goodwill recognized in connection with the HNC separation and termination and the Regional acquisition is deductible for tax, whereas that recognized in connection with GreenLeaf, an acquisition of equity interests, is not. Payment of the consideration for the recently acquired businesses was funded by the Company’s existing cash balances and credit facility.

During the first quarter of fiscal 2006, the Company recorded a gain of $54.6 million related to the disposition of assets acquired pursuant to the HNC separation and termination. The transaction, which included selling certain assets previously owned through the joint venture, was recorded using the fair value of the assets as determined by business valuations performed by an outside third party. The fair value of net assets received exceeded the carrying value of the assets sold, resulting in the gain recorded. Any change to the fair value in the final independent third party valuations would directly impact the gain recorded.

In connection with the HNC separation and termination, and the GreenLeaf and Regional acquisitions, the Company conducted environmental due diligence reviews of the acquired assets. Based upon the information obtained in the reviews in the first quarter of fiscal 2006, the Company accrued $24.8 million in environmental liabilities for probable and reasonably estimable future remediation costs at the acquired facilities. No environmental proceedings are pending with respect to any of these facilities.

The following table is prepared on a pro forma basis, for the three month period ended November 30, 2005 and 2004, respectively, as though the businesses formed from the HNC separation and termination agreement and GreenLeaf and Regional had been acquired as of the beginning of the periods presented (in thousands, except per share amounts).

	For the Three Months Ended November 30,
	2005	2004
	(unaudited)	(pro forma)
Gross revenues	$388,673	$409,900
Net Income	$49,475	$45,830
Net Income per share:
Basic	$1.62	$1.51
Diluted	$1.59	$1.47

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining operations.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

Note 4 - Environmental Liabilities and Other Contingencies:

The Company considers various factors when estimating its environmental liabilities. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. The factors which the Company considers in its recognition and measurement of environmental liabilities include the following:

•	Current regulations, both at the time the reserve is established and during the course of the remediation, which specify standards for acceptable remediation;
•	Information about the site that becomes available as the site is studied and remediated;
•	The professional judgment of both senior-level internal staff and external consultants, who take into account similar, recent instances of environmental remediation issues, among other considerations;
•	Available technologies that can be used for remediation; and
•	The number and financial condition of other potentially responsible parties and the extent of their responsibility for the remediation.

Metals Recycling Business
In connection with acquisitions in the Metals Recycling Business in 1995 and 1996, the Company carried over to its financial statements reserves for environmental liabilities previously recorded by the acquired companies. These reserves are evaluated quarterly according to Company policy. On November 30, 2005, environmental reserves for the Metals Recycling Business aggregated $26.7 million.

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

There are two phases to the remediation of the head of the Hylebos Waterway. The first phase was the intertidal and bank remediation, which was conducted in 2003 and early 2004. The second phase is dredging in the head of the Hylebos Waterway, which began on July 15, 2004. During fiscal 2005, the Company paid remediation costs of $15.9 million related to Hylebos dredging which resulted in a reduction of the recorded environmental liability. The Company’s cost estimates were based on the assumption that dredge removal of contaminated sediments would be accomplished within one dredge season during July 2004 - February 2005. However, due to a variety of factors, including dredge contractor operational issues and other dredge related delays, the dredging was not completed during the first dredge season. As a result, the Company recorded environmental charges of $13.5 million in fiscal 2005 primarily to account for additional estimated costs to complete this work during a second dredging season, and the total reserve for this site was $10.6 million at August 31, 2005. In the first quarter of fiscal 2006, the Company incurred remediation costs of $3.9 million which were charged to the environmental reserves, and on November 30, 2005, environmental reserves for the Hylebos Waterway aggregated $6.7 million. The Company and the Other Party have filed a complaint in the United States District Court for the Western District of Washington against the dredge contractor to recover damages and a significant portion of the increased costs incurred in the second dredging season to complete the project. However, generally accepted accounting principles do not allow the Company to recognize the benefits of any such recoveries until receipt is probable and can be reasonably estimated.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

GMT and the Other Party are pursuing settlement negotiations and legal actions against other non-settling, non-performing PRPs to recover additional amounts that may be applied against the head of the Hylebos remediation costs. During fiscal 2005, the Company recovered $0.7 million from four non-performing PRPs. This amount had previously been taken into account as a reduction in the Company's reserve for environmental liabilities. Uncertainties continue to exist regarding the total cost to remediate this site as well as the Company’s share of those costs; nevertheless, the Company’s estimate of its liabilities related to this site is based on information currently available.

The Natural Resource Damage Trustees (Trustees) for Commencement Bay have asserted claims against GMT and other PRPs within the Hylebos Waterway area for alleged damage to natural resources. In March 2002, the Trustees delivered a draft settlement proposal to GMT and others in which the Trustees suggested a methodology for resolving the dispute, but did not indicate any proposed damages or cost amounts. In June 2002, GMT responded to the Trustees’ draft settlement proposal with various corrections and other comments, as did twenty other participants. In February 2004, GMT submitted a settlement proposal to the Trustees for a complete settlement of Natural Resource Damage liability for the GMT site. The proposal included three primary components: (1) an offer to perform a habitat restoration project; (2) reimbursement of Trustee past assessment costs; and (3) payment of Trustee oversight costs. The agreement would also address liability sub-allocation to other parties historically associated with the facility. In December 2005 the Trustees responded to the GMT proposal. There remain significant differences between the parties and negotiations are continuing. It is unknown at this time whether, or to what extent, GMT will be liable for natural resource damages. The Company’s previously recorded environmental liabilities include an estimate of the Company’s potential liability for these claims.

Portland Harbor. In December 2000, the United States Environmental Protection Agency (EPA) named the Portland Harbor, a 5.5 mile stretch of the Willamette River in Portland, Oregon, as a Superfund site. The Company’s metals recycling and deep water terminal facility in Portland, Oregon is located adjacent to the Portland Harbor. Crawford Street Corporation (CSC), a Company subsidiary, also owns property adjacent to the Portland Harbor. The EPA has identified 69 PRPs, including the Company and CSC, which own or operate sites adjacent to the Portland Harbor Superfund site. The precise nature and extent of any clean-up of the Portland Harbor, the parties to be involved, the process to be followed for such a clean-up, and the allocation of any costs for the clean-up among responsible parties have not yet been determined. It is unclear whether or to what extent the Company or CSC will be liable for environmental costs or damages associated with the Superfund site. It is also unclear whether or to what extent natural resource damage claims or third party contribution or damages claims will be asserted against the Company. While the Company and CSC participated in certain preliminary Portland Harbor study efforts, they are not parties to the consent order entered into by the EPA with other PRPs (Lower Willamette Group) for a Remedial Investigation/Feasibility Study (RI/FS); however, the Company and CSC could become liable for a share of the costs of this study at a later stage of the proceedings.

Separately, the Oregon Department of Environmental Quality (DEQ) has requested operating history and other information from numerous persons and entities which own or conduct operations on properties adjacent to or upland from the Portland Harbor, including the Company and CSC. The DEQ investigations at the Company and CSC sites are focused on controlling any current releases of contaminants into the Willamette River. The Company has agreed to a voluntary Remedial Investigation/Source Control effort with the DEQ regarding its Portland, Oregon deep water terminal facility and the site owned by CSC. DEQ identified these sites as potential sources of contaminants that could be released into the Willamette River. The Company believes that improvements in the operations at these sites, often referred to as Best Management Practices (BMPs), will provide effective source control and avoid the release of contaminants from these sites and has proposed to DEQ the implementation of BMPs as the resolution of this investigation.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

The cost of the investigations associated with these properties and the cost of employment of source control BMPs are not expected to be material. No estimate is currently possible, and none has been made, as to the cost of remediation for the Portland Harbor or the Company’s or CSC’s adjacent properties.

Other Metals Recycling Business Sites. For a number of years prior to the Company’s 1996 acquisition of Proler International Corp. (Proler), Proler operated an industrial waste landfill in Texas, which Proler utilized to dispose of auto shredder residue (ASR) from one of its operations. In August 2002, Proler entered the Texas Commission on Environmental Quality (TCEQ) Voluntary Cleanup Program (VCP) toward the pursuit of a VCP Certificate of Completion for the former landfill site. In fiscal 2005, TCEQ issued a Conditional Certificate of Completion, requiring the Company to perform on-going groundwater monitoring and annual inspections, maintenance and reporting. As a result of the resolution of this issue, the Company reduced its reserve related to this site by $1.6 million in fiscal 2005.

During the second quarter of fiscal 2005, in connection with the negotiation of the separation and termination agreement relating to the Company’s metals recycling joint ventures with HNC (see Note 3), the Company conducted an environmental due diligence investigation of certain joint venture businesses it proposed to acquire. As a result of this investigation, the Company identified certain environmental risks and accrued $2.6 million for its share of the estimated costs to remediate these risks upon completion of the separation. During the first quarter of fiscal 2006, an additional $12.8 million was recorded representing the remaining portion of the environmental liabilities associated with the separation and termination agreement as well as the Regional acquisition of which $0.3 million was expended in remediation efforts. No environmental proceedings are pending with respect to any of these sites.

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

Auto Parts Business
From fiscal 2003 through the first quarter of fiscal 2006, the Company completed four acquisitions of businesses in the Auto Parts Business segment. At the time of each acquisition, the Company conducted an environmental due diligence investigation related to locations involved in the acquisition. As a result of the environmental due diligence investigations, the Company recorded a reserve for the estimated cost to address certain environmental matters. The reserve is evaluated quarterly according to the Company policy. On November 30, 2005, environmental reserves for the Auto Parts Business aggregated $18.7 million, which includes an environmental reserve for the GreenLeaf acquisition. No environmental proceedings are pending with respect to any of these sites.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

Other Contingencies
The Company had a past practice of making improper payments to the purchasing managers of customers in Asia in connection with export sales of recycled ferrous metals. The Company stopped this practice after it was advised in 2004 that it raised questions of possible violations of U.S. and foreign laws. Thereafter, the Audit Committee was advised and conducted a preliminary compliance review. On November 18, 2004, on the recommendation of the Audit Committee, the Board of Directors authorized the Audit Committee to engage independent counsel and conduct a thorough, independent investigation. The Board of Directors also authorized and directed that the existence and the results of the investigation be voluntarily reported to the U.S. Department of Justice (DOJ) and the SEC, and that the Company cooperate fully with those agencies. The Audit Committee notified the DOJ and the SEC of the independent investigation, engaged outside counsel to assist in the independent investigation and instructed outside counsel to fully cooperate with the DOJ and the SEC and to provide those agencies with the information obtained as a result of the independent investigation. On August 23, 2005, the Company received from the SEC a formal order of investigation related to the independent investigation. The Audit Committee is continuing its independent investigation. The Company, including the Audit Committee, continues to cooperate fully with the DOJ and the SEC. The investigations of the Audit committee, the DOJ and the SEC are not expected to affect the Company's previously reported financial results. However, the Company expects to enter into agreements with the DOJ and the SEC to resolve the above-referenced matters and believes that it is probable that the DOJ and SEC will impose penalties on, and require disgorgement of certain profits by, the Company as a result of their investigations.  The Company estimates that the total amount of these penalties and disgorgement will be within a range of $11 million to $15 million. In the first quarter of 2006, the Company established a reserve totaling $11 million in connection with this estimate. The precise terms of any agreements to be entered into with the DOJ and the SEC, however, remain under discussion with these two agencies. The Company, therefore, cannot predict with certainty the results of the aforementioned investigations or whether the Company or any of its employees will be subject to any additional remedial actions following completion of these investigations.

Note 5 - Long Term Debt

On November 8, 2005, the Company entered into an amended and restated unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The agreement provides for a five-year, $400 million revolving credit facility loan maturing in November 2010. The agreement prior to restatement provided for a $150 million revolving credit facility maturing in May 2006. Interest on outstanding indebtedness under the restated agreement is based, at the Company’s option, on either LIBOR plus a spread of between 0.625% and 1.25%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.15% and 0.25% based on a pricing grid tied to the Company’s leverage ratio. The restated agreement contains various representations and warranties, events of default and financial and other covenants, including covenants requiring maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. The Company also has an additional unsecured credit line totaling $10 million, which is uncommitted. This additional debt agreement also has certain restrictive covenants. The fair value of long-term debt is deemed to be the same as that reflected in the condensed consolidated balance sheets given the variable interest rates. As of November 30, 2005, the Company had aggregate borrowings outstanding under its credit facilities of $86 million and was in compliance with the representations, warranties and covenants of its debt agreements.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

Note 6 - Related Party Transactions

The Company leases its administrative offices under operating leases from Schnitzer Investment Corp. (SIC), a Schnitzer family controlled business engaged in real estate. The current leases expire in 2013, and annual rent was $0.4 million in fiscal 2005. Lease amendments have been executed under which, upon completion of tenant improvements, one lease will be terminated; the premises leased under the other lease will be increased; annual rent will accordingly increase to $0.5 million; and the lease term will be extended to 2015.

The Company and SIC are parties to a shared services agreement. Starting in fiscal 2005 and continuing into fiscal 2006, the Company has reduced or ceased the sharing of administrative services with SIC and other Schnitzer family companies in a number of areas as part of a process expected to eliminate substantially all the sharing of services between the Company and SIC in fiscal 2006. All transactions with the Schnitzer family (including Schnitzer family companies) require the approval of the Company’s Audit Committee, and the Company is in compliance with this policy.

Thomas D. Klauer, Jr., President of the Company’s Pick-N-Pull Auto Dismantlers subsidiary, is the sole shareholder of a corporation that is the 25% minority partner in a partnership with the Company that operates four Pick-N-Pull stores in Northern California. Mr. Klauer’s 25% share of the profits of this partnership totaled $0.4 million in the first fiscal quarter of 2006 and $1.6 million in fiscal 2005. Mr. Klauer also owns the property at one of these stores which is leased to the partnership under a lease providing for annual rent of $0.2 million, subject to annual adjustments based on the Consumer Price Index, and a term expiring in December 2010. The partnership has the option to renew the lease, upon its expiration, for a five-year period.

Note 7 - Stock Incentive Plan

The Company has adopted the 1993 Stock Incentive Plan (Plan) for its employees, consultants, and directors. Pursuant to the provisions of the Plan, as amended, the Company is authorized to issue up to 7,200,000 shares of Class A Common Stock. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Generally, stock options granted to employees fully vest five years from the date of grant and have a contractual term of 10 years.

Adoption of SFAS 123(R). The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” effective September 1, 2005. SFAS 123(R) requires the recognition of the fair value of stock-based compensation in net income. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period.

Prior to September 1, 2005, the Company accounted for the Plan under the intrinsic value method described in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The Company, applying the intrinsic value method, did not record stock-based compensation cost in net income because the exercise price of its stock options equaled the market price of the underlying stock on the date of grant. The Company has elected to utilize the modified prospective transition method for adopting SFAS 123(R). Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards unvested at the date of adoption, determined under the original provisions of SFAS 123, will be recognized in net income in the periods after the date of adoption.

The Company recognized stock-based compensation costs in the amount of $0.5 million for the three months ended November 30, 2005. All of the options issued through and outstanding as of November 30, 2005, except for 155,900 shares granted on November 29, 2005, are considered to be dilutive.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

The fair value of each option grant under the Plan was estimated at the date of grant using the Black-Scholes Option Pricing Model, which utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield, and employee exercise behavior. Expected volatilities utilized in the model are based primarily on the historical volatility of the Company’s stock price and other factors. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data. The expected lives of the grants are derived from historical data and other factors.

As of November 30, 2005, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $5.8 million. The weighted average remaining requisite service period of the non-vested stock options was 27 months.

In accordance with the applicable provisions of SFAS 123(R) and FASB Staff Position (FSP) FAS 123(R)-3 issued on November 10, 2005, the Company elected to use the short-form method to calculate the Windfall tax pool (Windfall) as of September 1, 2005, against which any future deficiency in actual tax benefits from exercises of stock options as compared to tax benefits recorded under SFAS 123(R), defined as “Shortfall,” will be offset.

Periods Prior to Adoption.  SFAS 123(R) requires the Company to present pro forma information for periods prior to adoption as if the Company had accounted for all stock-based compensation under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options at the date of grant is amortized over the requisite service period, which generally equals the vesting period. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to its stock-based employee compensation:

For the Three Months Ended November 30, 2004

Reported net income	$42,936
Add: Stock based compensation costs included in reported net income, net of tax	—
Deduct: Total stock based employee compensation benefit (expense) under fair value based method for all awards, net of tax	(126)

Pro forma net income	$42,810

Reported basic income per share	$1.41
Pro forma basic income per share	$1.41

Reported diluted income per share	$1.38
Pro forma diluted income per share	$1.37

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

Note 8 - Employee Benefits

The Company has a number of retirement benefit plans that cover both union and non-union employees. The Company makes contributions following the provisions in each plan.

Primary actuarial assumptions are determined as follows:
•
The expected long-term rate of return on plan assets is based on the Company’s estimate of long-term returns for equities and fixed income securities weighted by the allocation of assets in the plans. The rate is affected by changes in general market conditions, but because it represents a long-term rate, it is not significantly affected by short-term market swings. Changes in the allocation of plan assets would also impact this rate.

•
The assumed discount rate is used to discount future benefit obligations back to current dollars. The U.S. discount rate is as of the measurement date of August 31, 2005. This rate is sensitive to changes in interest rates. A decrease in the discount rate would increase the Company’s obligation and expense.

•
The expected rate of compensation increase is used to develop benefit obligations using projected pay at retirement. This rate represents average long-term salary increases and is influenced by the Company’s compensation policies. An increase in this rate would increase the Company’s obligation and expense.

Defined Benefit Pension Plan
The Company maintains a defined benefit pension plan for certain nonunion employees.  The components of net periodic pension benefit cost are (in thousands):

	For the Three Months Ended November 30,
	2005	2004
Service cost	$294	$164
Interest cost	180	106
Expected return on plan assets	(220)	(121)
Amortization of past service cost	1	1
Recognized actuarial loss	51	30
Net periodic pension benefit cost	$306	$180

The Company expects to contribute $1.2 million to its defined benefit pension plan for the year ending August 31, 2006.  During the quarter ended November 30, 2005, the Company made no contributions to the defined benefit pension plan. The Company typically makes annual contributions to the plan after it receives the annual actuarial valuation report. These payments are typically made in the Company’s third and fourth fiscal quarters.

Defined Contribution Plans
The Company has several defined contribution plans covering nonunion employees. Company contributions to the defined contribution plans were as follows (in thousands):

	For the Three Months Ended November 30,
	2005	2004
Plan costs	$521	$346

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

Multiemployer Pension Plans
In accordance with collective bargaining agreements, the Company contributes to multiemployer pension plans. Company contributions were as follows (in thousands):

	For the Three Months Ended November 30,
	2005	2004
Plan contributions	$870	$738

The Company is not the sponsor or administrator of these multiemployer plans. Contributions were determined in accordance with provisions of negotiated labor contracts. The Company is unable to determine its relative portion of or estimate its future liability under the plans.

The Company learned during fiscal 2004 that one of the multiemployer plans for the Steel Manufacturing Business would not meet Employee Retirement Income Security Act of 1974 minimum funding standards for the plan year ended September 30, 2004. The trustees of that plan have applied to the Internal Revenue Service (IRS) for certain relief from this minimum funding standard. The IRS has tentatively responded, indicating a willingness to consider granting the relief provided the plan’s contributing employers, including the Company, agree to increased contributions. The increased contributions are estimated to average 6% per year, compounded annually, until the plan reaches the funding status required by the IRS. These increases would be based on the Company’s current contribution level to the plan of approximately $1.7 million per year. Based on commitments from the majority of employers participating in the plan to make the increased contributions, the plan trustees have proceeded with the relief request and are awaiting formal approval from the IRS.

Absent relief by the IRS, the plan’s contributing employers will be required to make additional contributions or pay an excise tax that may equal or exceed the full amount of the funding deficiency. The Company estimated its share of the required additional contribution for the 2004 plan year to be approximately $1.1 million and accrued for such amount in fiscal 2004. The Company did not accrue additional amounts for fiscal 2005 or the first quarter of fiscal 2006, based on the Company’s belief that it is probable the IRS will grant relief.

Note 9 - Segment Information

The Company operates in three industry segments: metal processing and recycling (Metals Recycling Business), self-service and full-service used auto parts sales (Auto Parts Business) and mini-mill steel manufacturing (Steel Manufacturing Business). Additionally, the Company is a non-controlling partner in joint ventures that are suppliers of unprocessed metals and, prior to October 1, 2005, other joint ventures in the metals recycling business. In prior fiscal years, the Company considered these joint ventures to be separate segments because they were managed separately. These joint ventures are accounted for using the equity method. As such, the operating information related to the joint ventures is shown separately from consolidated information, except for the Company’s equity in the net income of, investments in and advances to the joint ventures. Additionally, assets and capital expenditures are not shown for the joint ventures, as management does not use that information to allocate resources or assess performance. The Company does not allocate corporate interest income and expense, income taxes or other income and expenses related to corporate activity to its operating segments.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

Revenues from external customers and from intersegment transactions for the Company’s consolidated operations are as follows (in thousands):

	For the Three Months Ended November 30,

	2005		2004
Metals Recycling Business	$281,396	(1)	$144,532
Auto Parts Business	53,397	(1)	23,386
Steel Manufacturing Business	89,156		70,022
Intersegment revenues	(35,276)		(38,979)
Consolidated revenues	$388,673		$198,961

The Company’s operating income is as follows (in thousands):

	For the Three Months Ended November 30,

	2005		2004
Metals Recycling Business	$15,575	(1)	$34,288
Auto Parts Business	8,356	(1)	7,048
Steel Manufacturing Business	16,070		12,760
Joint Ventures	1,752		20,464
Corporate expense	(19,499)		(3,591)
Intercompany profit eliminations	(529)		(3,163)
Environmental matter	—		(500	)(2)
Total operating income	$21,725		$67,306

(1)
The Company elected to consolidate results of the businesses formed from the HNC separation and termination and the Regional and GreenLeaf acquisitions as though the transactions had occurred at the beginning of the fiscal year. As a result, revenues and income from operations increased, which is offset by pre-acquisition interests. See Note 3.

(2)	Fiscal 2005 environmental matter is related to the Hylebos Waterway project.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Schnitzer Steel Industries, Inc. (the Company) operates in three vertically integrated business segments that include metal processing and recycling (Metals Recycling Business), self-service and full-service used auto parts sales (Auto Parts Business) and mini-mill steel manufacturing (Steel Manufacturing Business). The Metals Recycling Business collects, processes and recycles metals by operating one of the largest metals recycling businesses in the United States. The Auto Parts Business operates as Pick-N-Pull, which the Company believes is one of the country’s leading self-service used auto parts networks, and GreenLeaf, the acquisition of which positions the Company in the full-service market. Additionally, Pick-N-Pull is a supplier of auto bodies to the Metals Recycling Business, which processes the auto bodies into sellable recycled metal. The Steel Manufacturing Business purchases recycled metals from the Metals Recycling Business and other sources and uses its mini-mill to process the recycled metals into finished steel products. As a result of the vertical integration the Company is able to transform auto bodies and other unprocessed metals into finished steel products.

Metals Recycling Business
The Company operates one of the largest metal recycling businesses in the United States. The Company buys, processes and sells ferrous metals to foreign and domestic steel producers, including its Steel Manufacturing Business and nonferrous metals to both the domestic and export markets. In addition, the Metals Recycling Business including Schnitzer Global Exchange engage in the metals trading business by purchasing processed metal from other recycled metals processors for shipment to either the Steel Manufacturing Business or third party customers without further processing.

On September 30, 2005, the Company and Hugo Neu Corporation (HNC) closed a transaction to separate and terminate their metals recycling joint venture relationships as discussed below under “acquisitions and transactions”. As a result of the completion of this transaction, in addition to its previous recycling operations in Northern California, Washington and Oregon, the Company now has significant recycling operations in New England and Hawaii and operates, through its wholly owned subsidiary Schnitzer Global Exchange Corp. (Schnitzer Global Exchange), a metals trading business which purchases metals in parts of Russia and the Baltic region. In addition, as discussed below under “Acquisitions and Transactions”, on October 31, 2005, the Company purchased substantially all of the assets of Regional, which operates metals recycling facilities located in the southeastern United States and gives the Company a significant presence in this growing market. For a more detailed discussion of the HNC joint venture separation and termination and the Regional acquisition, see “Acquisitions and Transactions” and Note 3 to the consolidated financial statements.

Auto Parts Business
The Auto Parts Business operates as Pick-N-Pull in the United States and Canada. The Company believes Pick-N-Pull is one of the country’s leading self-service used auto parts networks. The Auto Parts Business purchases salvaged vehicles, sells used parts from those vehicles through its retail stores and wholesale operations, and sells the remaining portion of the vehicles to metal recyclers, including the Company’s Metals Recycling Business. Until September 30, 2005, the Auto Parts Business consisted of a network of retail locations operating exclusively as self-service used auto parts stores. These stores are self-service in that customers themselves remove used auto parts from vehicles in inventory.

During the first quarter of fiscal 2006, the Company acquired GreenLeaf, which is engaged in the business of full-service auto dismantling and recycling and sells its products primarily to collision and mechanical repair shops. This acquisition significantly increased Pick-N-Pull’s presence in the Southern, Eastern and Midwestern United

SCHNITZER STEEL INDUSTRIES, INC.

States and represents the Company’s initial venture into the substantial full-service segment of the recycled auto parts market that services commercial customers. In full-service stores, professional staff members dismantle, test and inventory individual parts, which are then delivered to business or wholesale customers. Full-service stores also generally maintain newer cars in inventory. The Company is in the process of integrating GreenLeaf’s operations into Pick-N-Pull. Management has identified several GreenLeaf stores to convert to self-service locations; others will combine both full-service and self-service and some will remain exclusively full service. For a more detailed discussion of the Greenleaf acquisition, see “Acquisitions and Transactions” and Note 3 to the condensed consolidated financial statements.

Steel Manufacturing Business
The Steel Manufacturing Business purchases recycled metals from the Metals Recycling Business as well as from third parties and uses its mini-mill to process the recycled metals into finished steel products, including steel reinforcing bar (rebar), wire rod, merchant bar, coiled rebar and other specialty products.

Acquisitions and Transactions

Metals Recycling Business. On September 30, 2005, the Company, HNC and certain of their subsidiaries closed a transaction to separate and terminate their metals recycling joint venture relationships. The Company received the following as a result of the HNC joint venture separation and termination:
•
The assets and related liabilities of Hugo Neu Schnitzer Global Trade related to a trading business in parts of Russia and the Baltic region, including Poland, Denmark, Finland, Norway and Sweden, and a non-compete agreement from HNC that bars it from buying scrap metal in certain areas in Russia and the Baltic region for a five-year period ending on June 8, 2010.

•	The joint ventures’ various interests in the New England operations that primarily operate in Massachusetts, New Hampshire, Rhode Island and Maine.
•	Full ownership in the Hawaii metals recycling business that was previously owned 100% by HNC.
•	A payment of $36.6 million in cash, net of debt paid, subject to post-closing adjustments.

HNC received the following as result of the HNC joint venture separation and termination:
•
The joint venture operations in New York, New Jersey and California, including the scrap processing facilities, marine terminals and related ancillary satellite sites, the interim New York City recycling contract, and other miscellaneous assets.

•	The assets and related liabilities of Hugo Neu Schnitzer Global Trade that are not related to the Russian and Baltic region trading business.

As described above, the separation resulted in the exchange of the joint venture interests, as well as cash and other assets, to provide for an equitable division. The agreement provides for potential purchase price adjustments based on the closing date working capital of the acquired Hawaii business as well as the joint ventures’ ending balances. The Company has not determined whether any purchase price adjustment will be necessary.

On October 31, 2005, the Company purchased substantially all of the assets of Regional for $65.5 million in cash and the assumption of certain liabilities. Regional operates 10 metals recycling facilities located in the states of Georgia and Alabama which process ferrous and nonferrous scrap metals without the use of shredders.

Auto Parts Business. On September 30, 2005, the Company acquired GreenLeaf, five properties previously leased by GreenLeaf and certain GreenLeaf debt obligations. GreenLeaf currently operates its full-service auto dismantling business in one wholesale sales office and 19 commercial locations throughout the United States. Total purchase price for the acquisition was $44.7 million, subject to post-closing adjustments. This acquisition may have a modestly dilutive to neutral effect on earnings in fiscal 2006 as the conversion process is executed, but is expected to provide earnings growth in future years.

SCHNITZER STEEL INDUSTRIES, INC.

Management believes that the HNC joint venture separation and termination and the Regional and GreenLeaf acquisitions position the Company well as it continues to execute its growth strategy. Consideration for these recently acquired businesses was funded by the Company’s cash balances on hand and borrowings under its bank credit facility. The Company has recorded estimated environmental liabilities as a result of due diligence performed in connection with these acquisitions. See Note 4 to the condensed consolidated financial statements for further information regarding contingencies.

Results of Operations

The Company’s revenues and operating results by business segment are summarized below (in thousands):

	For the Three Months Ended November 30,
REVENUES:	2005		2004
Metals Recycling Business:
Ferrous sales	$233,960		$126,832
Nonferrous sales	45,759		15,654
Other sales	1,677		2,046
Total sales	281,396	(1)	144,532

Auto Parts Business	53,397	(1)	23,386
Steel Manufacturing Business	89,156		70,022
Intercompany sales eliminations	(35,276)		(38,979)
Total revenues	$388,673		$198,961

	For the Three Months Ended November 30,
	2005		2004
OPERATING INCOME:
Metals Recycling Business	$15,575	(1)	$34,288
Auto Parts Business	8,356	(1)	7,048
Steel Manufacturing Business	16,070		12,760
Joint Ventures	1,752	(1)	20,464
Corporate expense	(19,499)		(3,591)
Intercompany profit eliminations	(529)		(3,163)
Environmental matter	—		(500	)(2)
Total operating income	$21,725		$67,306

NET INCOME	$41,530		$42,936

(1)
The Company elected to consolidate results of the businesses formed from the HNC separation and termination and the Regional and GreenLeaf acquisitions as though the transactions had occurred at the beginning of the fiscal year. As a result, revenues and income from operations increased, which is offset by pre-acquisition interests. For more detailed discussion of the HNC joint venture separation and termination and the Regional and GreenLeaf acquisitions, see Note 3 to the condensed consolidated financial statements.

(2)	Fiscal 2005 environmental matter is related to the Hylebos Waterway project.

SCHNITZER STEEL INDUSTRIES, INC.

The following table summarizes certain selected operating data for the Company:

	For the Three Months Ended November 30,
	2005	2004
METALS RECYCLING BUSINESS:
Average Ferrous Recycled Metal Sales Prices ($/LT)(1)
Domestic	$207	$221
International	$209	$245
Average	$209	$236

Ferrous Domestic Sales Volume (LT, in thousands)(2)(3)
Processed	267	134
Brokered	31	42
Total	298	176

Ferrous International Sales Volume (LT, in thousands)(3)
Processed	364	295
Trading	306	—
Total	670	295

Total Ferrous Sales Volume (LT, in thousands)(2)(3)	968	471

Ferrous Volumes Sold to Steel Manufacturing Business (LT, in thousands)	154	159

Nonferrous Sales Volumes (pounds, in thousands) (3)	68,614	29,400

STEEL MANUFACTURING BUSINESS:
Average Sales Price ($/ton ) (1)	$517	$534

Finished Steel Products Sold (tons, in thousands)	166	126

AUTO PARTS BUSINESS
Number of Self-Service Locations at End of Quarter	30	26
Number of Full-Service Locations at End of Quarter(4)	19	-

(1)	Price information is shown after a reduction for the cost of freight incurred to deliver the product to the customer.
(2)	Includes sales to the Steel Manufacturing Business.
(3)
The Company elected to consolidate results of the businesses formed from the HNC separation and termination and Regional acquisition as though the transactions had occurred at the beginning of the fiscal year. As a result, ferrous volume increased on a pro forma basis by 220,000 tons and nonferrous volume increased by 24,000 pounds. See Note 1 to the condensed consolidated financial statements.

(4)	Reflects the addition of GreenLeaf to the Auto Parts Business in the first quarter of fiscal 2006.

SCHNITZER STEEL INDUSTRIES, INC.

First Quarter Fiscal 2006 Compared to First Quarter Fiscal 2005

General. The first quarter of fiscal 2006 marked the beginning of the Company’s transformation. The Company completed the separation and termination of its joint ventures with HNC and closed two acquisitions, and as a result nearly doubled its revenues compared to the first quarter of fiscal 2005. The Company began the process of integrating the newly acquired businesses into its existing operations during the first quarter of fiscal 2006. The Company also continued on a major capital spending program to upgrade and replace infrastructure and equipment. The recent acquisitions and capital improvements are expected to provide long-term benefits, although management expects they will result in some short-term disruption to operations.

It was another strong quarter for the Steel Manufacturing Business and the Auto Parts Business. Compared to last year’s first quarter, operating results for the Steel Manufacturing Business improved due to higher sales volumes primarily on rebar products. The Metals Recycling Business was impacted by a number of short term factors that reduced sales volumes and margins, and as a result, earnings did not reflect what the Company considers a normalized state of operations. Operating income declined for the Metals Recycling Business as margins for ferrous metals were compressed by lower selling prices, higher purchase costs for unprocessed metal and lower export volumes at the Company’s previously owned West Coast operations. The entities acquired as part of the HNC separation and termination,, which were reported for the first time in the Metals and Recycling Business segment, were impacted by low beginning inventories and a planned production shutdown. Additionally, operating income from Joint Ventures decreased by over 90% due to the elimination of the HNC joint ventures results from this segment. As a result of the HNC joint venture separation and termination, the Joint Venture segment will be eliminated and the results for the businesses acquired in this transaction, and other smaller joint ventures will be consolidated into the Metals Recycling Business in future periods. Finally, average segment margins are expected to decrease due to the Company’s new trading business, has different characteristics and produces lower margins than the processing business.

The Company’s results of operations depend in large part on demand and prices for recycled metals in world markets and steel products in the Western United States. Beginning in fiscal 2004, and continuing into the first half of fiscal 2005, strong worldwide demand combined with a tight supply of recycled metals created significant price volatility and drove the Metals Recycling Business’ average selling prices to unprecedented highs. Average selling prices for recycled ferrous metals declined in the second half of fiscal 2005 due to the unsettled Asian markets, and continued to modestly decline in the first fiscal quarter of 2006. In particular, the fluctuations of prices for recycled ferrous metals have a significant impact on the results of operations for the Metals Recycling Business and to a lesser extent on the Auto Parts Business.

The Auto Parts Business purchases used and salvaged vehicles, sells parts from those vehicles through its retail facilities and wholesale operations, and sells the crushed auto bodies to metal recyclers. On September 30, 2005, the Auto Parts Business acquired GreenLeaf, which is a full-service supplier of recycled auto parts primarily to commercial customers. This acquisition expanded Pick-N-Pull's national footprint, providing growth potential in both the self-service and full-service markets. The newly acquired locations are in Arizona, Florida, Georgia, Illinois, Massachusetts, Michigan, Nevada, North Carolina, Ohio, Virginia, and Texas. As the Company integrates these stores with its existing business, some of the sites will be converted to Pick-N-Pull’s self-service model, while others will remain full-service or have combined operations. Two of the initial 22 acquired locations have been closed, and a third is a wholesale sales office. This acquisition is expected to have a modestly dilutive to neutral effect on earnings in fiscal 2006 as the conversion process is executed, but is anticipated to provide earnings growth in future years.

SCHNITZER STEEL INDUSTRIES, INC.

Prior to the GreenLeaf acquisition, Pick-N-Pull had existing operations in nine states and two Canadian provinces that achieved an annual pace of more than four million paid customer admissions per year. As a result of the Greenleaf acquisition and the acquisition of four self-service auto parts stores in January 2005, the Auto Parts Business has increased revenue by 128% for the first fiscal quarter of 2006 as compared to the same period last year. For both the full-service and self-service business, revenues for the wholesale product lines are principally affected by commodity metal prices. The Auto Parts Business also benefited from improved pricing for crushed auto bodies as compared to the fourth quarter of last year, which was partially offset by higher purchase prices for those vehicles. The self-service retail operations are somewhat seasonal and affected by weather conditions and promotional events. Since the stores are open to the natural elements, during periods of prolonged wet, cold or extreme heat, the retail business tends to slow due to the difficult working conditions for customers. As a result, the Company’s first and third fiscal quarters tend to generate the greatest retail sales and the second and fourth fiscal quarters are slower for these operations.

Average net selling prices for the finished steel products of the Steel Manufacturing Business declined 3% compared to the first quarter of fiscal of 2005. Customer demand for steel products on the West Coast is good, and average prices remain strong by historical standards, increasing 5% from the fourth quarter of fiscal 2005. However, there has been an increase in the amount of imported wire rod which has lower selling prices than the Company’s comparable products being delivered on the West Coast.

Revenues.  Consolidated revenues for the quarter ended November 30, 2005 increased $189.7 million, or 95%, to $388.7 million from $199.0 million in the first quarter of fiscal 2005. Revenues in the first quarter of fiscal 2006 increased for all Company business segments. The Metals Recycling Business revenue increased primarily as a result of the businesses acquired in HNC separation and termination ,and the acquisition of Regional. Although there continues to be a strong demand in the worldwide metals markets for scrap metals, the fourth fiscal quarter of 2005 was affected by the unsettled Asian market and this condition continued into the first fiscal quarter of 2006. The Auto Parts Business benefited from the acquisition of GreenLeaf in September 2005 and four newly acquired self-service stores in January 2005, increased prices for auto bodies and higher revenues from sales of cores. The Steel Manufacturing Business benefited from the strong West Coast demand, which led to higher selling prices for finished steel products and higher sales volumes.

The Metals Recycling Business generated revenues of $281.4 million for the quarter ended November 30, 2005, before intercompany eliminations, an increase of $136.9 million, or 95%, over the same period of the prior year. Ferrous revenues increased $107.1 million, or 85%, to $234.0 million. This increase was caused by higher sales volume provided by the newly acquired businesses, which added revenue of approximately $168.2 million, and was partially offset by an approximately $23.9 million decline in revenues from the Company’s previously owned West Coast recycled metals facilities due to the timing of shipments and lower average net selling prices. Total ferrous sales volume increased 498,000 tons, or 196%, to 969,000 tons over the prior year first quarter, which was primarily due to the newly acquired businesses in the Southeast and Northeast as well as the addition of Schnitzer Global Exchange trading volume. This increase in volume was offset by an 11% decrease in the average net sales price to $209 per ton. The freight that is included in revenue increased $16.4 million compared with the prior year first quarter, primarily due to the increased volumes. The entities acquired as part of the HNC separation and termination, which were reported for the first time in the Metals and Recycling Business segment, were impacted by low beginning inventories and a planned production shutdown. Sales to the Steel Manufacturing Business decreased 5,400 tons, or 3%, to 154,000 tons, while other domestic sales increased from 17,000 tons in the first fiscal quarter of 2005 to 144,000 tons in the same quarter of this year as a result of the Regional acquisition. Regional is situated in a growing recycled metals market in the Southeastern United States, which is home to many automobile and auto parts manufacturers. Regional sells its ferrous metal to domestic steel mills in its area, of which there are approximately 23.

SCHNITZER STEEL INDUSTRIES, INC.

Revenue from nonferrous metal sales increased $30.1 million, or 192%, over the prior year first quarter, which was the result of a $0.13, or 25%, increase in average net sales price to $0.65 per pound and 39.2 million pounds, or 134%, increase in pounds shipped. Total nonferrous shipped for the first fiscal quarter of 2006 was 68.6 million pounds.  The increase in sales price per pound was a result of the additional value of the nonferrous product mix as a result of the Regional acquisition and increased Asian demand for nonferrous metals.  The increase in pounds shipped was primarily due to the acquired businesses, which accounted for an additional 34.5 million pounds sold in the first quarter of fiscal 2006.  Certain nonferrous metals are a byproduct of the shredding process, and quantities available for shipment are affected by the volume of materials processed in the Company’s shredders.

The Auto Parts Business generated revenues of $53.4 million, before intercompany eliminations, for the quarter ended November 30, 2005, an increase of $30.0 million, or 128%, over the same period of the prior year. This increase in revenues was primarily due to the acquisition of GreenLeaf in September 2005 as well as the addition of four self-service stores in January 2005. Revenues also increased as a result of higher wholesale revenues driven by higher average sales prices for scrapped auto bodies and higher revenues from sales of cores.

The Steel Manufacturing Business generated revenues of $89.2 million for the quarter ended November 30, 2005, an increase of $19.1 million, or 27%, over the prior year quarter. Sales volumes in the first fiscal quarter of 2006 increased 31% to 166,000 tons over the same period last year, increasing revenues by $21.4 million, partially due to strong demand for rebar products. Additionally, during the first quarter of fiscal 2005, customers reduced purchases of steel in an effort to reduce inventories on hand. By contrast, during the first quarter of fiscal 2006, customers were buying steel to replace inventories, and consumption of steel was strong. The average net selling price decreased $17 per ton, or 3%, to $517 per ton, which resulted in decreased revenue of $2.8 million as compared to record high prices in the first fiscal quarter of 2005. However, average selling prices during the first quarter of fiscal 2006 were 5% higher than the fourth quarter of fiscal 2005, reflecting several price increases announced earlier in the quarter. The decrease in average net selling prices was due to a stabilization of the market after a number of price increases caused by increased steel consumption.

Cost of Goods Sold. Consolidated cost of goods sold increased $187 million, or 134%, for the quarter ended November 30, 2005, compared with the same period last year. Cost of goods sold increased as a percentage of revenues from 70.2% to 84.0%. Gross profit increased $3.0 million to $62.2 million during the first fiscal quarter 2006 as compared to the prior year quarter, which was driven by gross profit increases in the Company’s Auto Parts Business that was a result of the GreenLeaf acquisition and the Steel Manufacturing Business.

Cost of goods sold for the Metals Recycling Business increased $148.1 million, or 141%, to $254.0 million compared to the first fiscal quarter of 2005. As a percentage of revenues, cost of goods sold increased compared with the prior year quarter from 73% to 90%. Gross profit decreased by $11.2 million to $27.4 million. The decrease in gross profit percentage was primarily attributable to the recent HNC separation and termination and the Regional acquisition, as these businesses operate in different markets and are currently experiencing narrower margins than the Company’s historical West Coast business. The margin variations for these businesses are due, in part, to differing markets for materials in the regions in which they operate, higher operating expenses due to the costs of integration and restructuring, higher freight costs to access certain foreign markets and the lower margins generally inherent in the Global Exchange trading business. Additionally, in the first quarter of fiscal 2006, strong domestic demand for unprocessed metals caused purchase prices to rise at a time of declining export sales prices, resulting in narrowing margins. While Schnitzer Global Exchange, the Company’s new trading business, provides increased revenues, the associated trading margins are lower than the historical Metals Recycling Business. Although the Company attempts to maintain and grow margins by responding to changing recycled metals selling prices through adjustments to its metals purchase prices, the Company’s ability to do so in the trading business is particularly limited by competitive and other market factors. In addition, East Coast processing volumes were negatively impacted by a two-month shutdown of the Rhode Island shredder to install a new, more efficient, and environmentally friendly shredder motor as well as

SCHNITZER STEEL INDUSTRIES, INC.

low beginning inventories at all the New England yards. The lower processing volumes contributed to higher processing costs, which caused the East Coast operations to record a small loss for the quarter.

Cost of goods sold for the Auto Parts Business increased $22.0 million, or 164%, compared to the fiscal 2005 first quarter. As a percentage of revenues, cost of goods sold increased compared with the prior year quarter from 57% to 66%. The higher cost of sales was primarily due to the acquisition of GreenLeaf in September 2005 and four self-service stores in January 2005, but also due to higher car purchase costs that resulted from higher unprocessed metal prices, as GreenLeaf typically purchases newer vehicles resulting in a higher purchase price and lower margins as compared to the older model vehicles that Pick-N-Pull purchases. Gross profit increased $8.1 million, or 81%, over the prior year first quarter due to the acquisition of GreenLeaf in September 2005 and the addition of four new self-serve stores in January 2005. During the quarter, the operations acquired in the GreenLeaf transaction recorded a slight loss as the Company began the process of integrating GreenLeaf’s operations into Pick-N-Pull’s operations.

Cost of goods sold for the Steel Manufacturing Business increased $15.9 million, or 28%, as compared to the fiscal 2005 first quarter. As a percentage of revenues, cost of goods sold increased slightly compared with the prior year quarter from 80% to 81%. Average cost of goods sold per ton decreased $10 per ton, or 2%, compared to the prior year quarter, which was primarily caused by lower raw material costs for recycled metal and alloys and improved productivity, which were offset by higher energy costs. The overall increase in cost of sales was primarily caused by a 31% increase in sales volume. The Steel Manufacturing Business continues to see the benefits from the new furnace installed at its mini-mill last year, production incentives recently negotiated with the steelworkers union and other improvements in business practices. As a result, the increased production volumes and lower cost per ton of producing steel more than offset a $17 per ton decrease in average selling prices, and gross profit improved by $3.3 million to $17.1 million for the quarter.

Selling, General and Administrative Expense.  Compared with the first quarter of fiscal 2005 selling, general and administrative expense for the same quarter this fiscal year increased $30.1 million, or 253%, to $42.0 million. As a percentage of revenues, selling, general and administrative expense increased by 5% percentage points, from 6% to 11%. A significant portion of the increase, $11 million, was attributed to the acquisitions that took place in the first quarter of fiscal 2006 that nearly doubled the Company’s revenue. The increase in selling, general and administrative expense was also due, in part, to the charge associated with the reserve of $11 million related to the penalties that the Company estimates will be imposed by the DOJ and the SEC in connection with the past payment practices in Asia discussed in Note 4 to the condensed consolidated financial statements. Other significant increases included higher legal, accounting and professional fees of $2.2 million, which includes $1.5 million related to the Audit Committee’s investigation of past payment practices in the Asia as discussed in Note 4 to the condensed consolidated financial statements, and the adoption of FAS 123(R) in fiscal 2006, which resulted in stock based compensation expense of $0.5 million.

Other Income (Expense). The Company elected to consolidate the results of the businesses formed from the HNC separation and termination and the GreenLeaf acquisition as though the transactions had occurred at the beginning of the fiscal year. As a result, there was $9.1 million gain related to debt extinguishment associated with the GreenLeaf acquisition. The Company recorded a gain of $54.6 million which arose from the HNC separation and termination. Based on the values determined by the valuations of the assets and liabilities acquired and assumed, the Company recorded a gain for the difference between the excess values of businesses acquired over the carrying value of the businesses sold. For a more detailed discussion of the HNC joint venture separation and termination and the Greenleaf acquisition, see Notes 1 and 3 to the condensed consolidated financial statements.

Interest Expense. Interest expense for the first quarter of fiscal 2006 increased by $0.7 million (245%) to $1.0 million compared with the first quarter of fiscal 2005. The increase was a result of higher average debt balances and an increase in the loan rate during the fiscal 2006 first quarter compared with the fiscal 2005 first quarter. For more information, see Note 5 to the condensed consolidated financial statements.

SCHNITZER STEEL INDUSTRIES, INC.

Income Tax Provision. The tax rate for the first quarter of fiscal 2006 was 41.6%, compared to a 34.8% rate for the same quarter last year. The rate was higher as a direct result of the $11.0 million charge associated with the investigation reserve recorded as a result of the DOJ and SEC investigation. At the end of the investigation, the Company will be able to determine the extent of the tax deductible portion if any, of the reserve, which currently is anticipated to be nondeductible. During the first quarter of fiscal 2006, the Company recorded a gain of $54.6 million which arose from the HNC separation and termination. Based on the values determined by the valuations of the assets and liabilities acquired and assumed, the Company recorded a gain for the difference between the excess values of businesses acquired over the carrying value of the businesses sold. The tax on the gain was recorded using a 38% effective tax rate.

Liquidity and Capital Resources

Cash provided by operations for the three months ended November 30, 2005 was $23.2 million, compared with $17.3 million for the same period in the prior fiscal year. The increase was due to the reduction in accounts receivable and prepaid expense and other assets, an increase in accrued liabilities and the change in equity accounting for the joint ventures association with the HNC separation and termination agreement, which is offset by the gain on the disposition of the joint ventures.

Capital expenditures for the three months ended November 30, 2005 were $15.8 million compared with $7.5 million during the first three months of fiscal 2005. The increase was due to capital improvement projects at the Company’s Portland, Oregon recycling facility related to dock repairs and preparation for the installation of a mega-shredder, as well as other operational improvements at the Oakland and Sacramento, California recycling facilities and a number of store remodels and equipment upgrades at the Auto Parts Business locations. The Company expects to spend approximately $75 million on capital improvement projects during the remainder of fiscal 2006. Additionally, the Company continues to explore other capital projects that will provide productivity improvements and add shareholder value.

As a result of the Regional and GreenLeaf acquisitions the Company entered into during the first fiscal quarter of 2006, the Company had higher borrowings under the credit facility of $78.2 million. In addition, these transactions resulted in investments in acquisitions, net of cash acquired of $85.6 million.

Accrued environmental liabilities as of November 30, 2005 were $45.4 million, which increased since August 31, 2005 by $21.9 million due to the acquisitions discussed in Note 3 and were partially offset by spending charged against the environmental reserve. During the next 12 months, the Company expects to pay approximately $6.9 million relating to previously accrued remediation projects, including the remediation on the Hylebos Waterway located in the State of Washington as discussed in Note 4 to the condensed consolidated financial statements. Additionally, the Company anticipates future cash outlays as it incurs the actual cost relating to the remediation of identified environmental liabilities. The future cash outlays are anticipated to be within the amounts established as environmental liabilities.

On November 8, 2005, the Company entered into an amended and restated unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The new agreement provides for a five-year, $400 million revolving loan maturing in November 2010. The agreement prior to restatement provided for a $150 million revolving loan maturing in May 2006. Interest on outstanding indebtedness under the restated agreement is based, at the Company’s option, on either LIBOR plus a spread of between 0.625% and 1.25%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.15% and 0.25% based on a pricing grid tied to the Company’s leverage ratio. The restated agreement contains various representations and warranties, events of default and financial and other covenants, including covenants requiring maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. The Company also has an additional unsecured credit line totaling $10 million, which is uncommitted. This additional debt agreement also has certain restrictive covenants. As of November 30, 2005, the Company had aggregate borrowings outstanding under its credit facilities of $86 million and was in compliance with such covenants, representations and warranties.

SCHNITZER STEEL INDUSTRIES, INC.

In July 2002, the Company’s metals recycling joint ventures with HNC entered into a revolving credit facility (JV Credit Facility) with a group of banks for working capital and general corporate purposes. During February 2004, the facility was increased to $110 million.

Upon the closing of the agreement for the separation and termination of the Company’s joint ventures with HNC on September 30, 2005, as described in Note 3 of the condensed consolidated financial statements, HNC paid the Company $52.3 million in cash. The Company also received approximately $1.4 million for previously undistributed earnings of the joint ventures net of the Company’s share of outstanding borrowings under the JV Credit Facility as of that date. Following such earnings distributions, the Company and HNC each were obligated to repay the portion of the JV Credit Facility borrowed on behalf of the joint venture businesses it acquired in the transaction. The outstanding balance was paid off and the JV Credit Facility was terminated and repaid upon closing of the separation and termination agreement on September 30, 2005.

On September 30, 2005, the Company acquired GreenLeaf, five store properties leased by GreenLeaf and certain GreenLeaf debt obligations. Total consideration for the acquisition was $44.7 million, subject to post-closing adjustments.

On October 31, 2005, the Company acquired substantially all of the assets of Regional, a metal recycling business with ten facilities located in Georgia and Alabama. The purchase price was $65.5 million in cash and the assumption of certain liabilities.

The increase in borrowings outstanding since August 31, 2005 was primarily the result of the acquisitions that occurred in the first quarter of fiscal 2006.

The Company makes contributions to a defined benefit pension plan, several defined contribution plans and several multiemployer pension plans. Contributions vary depending on the plan and are based upon plan provisions, actuarial valuations and negotiated labor agreements. The Company anticipates making contributions of approximately $5.0 million to the various benefit plans in fiscal 2006.

Management evaluates long and short range forecasts as well as anticipated sources and uses of cash before determining the course of action that would best enhance shareholder value. During fiscal 2004 and 2005, the Company made significant investments in capital equipment and completed several acquisitions to both grow the business and enhance shareholder value. The Company is currently engaged in a growth strategy to enhance shareholder value. Pursuant to a stock repurchase program approved in 1996, the Company is authorized to repurchase up to 3.0 million shares of its stock when the market price of the Company’s stock is not reflective of management’s opinion of an appropriate valuation of the stock. During the first three months of fiscal 2006, the Company made no share repurchases. As of November 30, 2005, the Company had repurchased a total of 1.3 million shares under this program.

The Company believes its current cash resources, internally generated funds, existing credit facilities and access to the capital markets will provide adequate financing for capital expenditures, working capital, stock repurchases, debt service requirements, post retirement obligations and future environmental obligations for the next twelve months. In the longer term, the Company may seek to finance business expansion with additional borrowing arrangements or additional equity financing.

SCHNITZER STEEL INDUSTRIES, INC.

Outlook

The company said the factors that will affect its results in the second quarter of 2006 include:

Metals Recycling Business

Pricing: The uncertainty in the Asian export markets that was experienced beginning in the second half of last year and into the first quarter of 2006 is expected to continue through the second quarter. Domestic markets are expected to remain stronger than export markets. Sales orders completed in the early part of the second quarter would indicate an average price per ton of between $185 and $195.

The Company has seen recent evidence of declines in scrap acquisition costs which are greater than the declines in export sales prices, providing the potential for improved margins.

The Russian and Baltic region trading business generally purchases inventory in advance of making sales, has a lower overall margin on sales than the domestic metals processing business and thus can be impacted by small changes in price between the time of purchase and sale. During the second quarter, the trading business is expected to sell inventory that is valued higher than the current market price. As a result, margins related to these sales are expected to be negative, absent strengthening of the market.

Sales volumes: Ferrous scrap volumes in the domestic processing business are expected to rebound in the second quarter, primarily due to the timing of export orders. For the second quarter, volumes shipped from the Company’s domestic yards should increase from approximately 660,000 tons in the first quarter to between 800,000 and 850,000 tons.

Sales volumes in the Russian and Baltic region trading business are expected to decline approximately 40% from the first quarter to 175,000 tons. In addition to the impact of normal seasonable winter shipping conditions, lower market prices for scrap metal has significantly reduced the availability of processed metal available for purchase from Russia and the Baltic region.

For the year, the Company expects sales volumes to be approximately 3.5 million tons in the domestic processing business and 1.0 million tons in the Russian and Baltic region trading business.

Auto Parts Business

Retail demand in the self-service Auto Parts Business is affected by seasonal changes, with inclement winter weather in the second quarter expected to depress customer traffic and result in lower revenues when compared with the first quarter. For the second quarter, margins are expected to be affected by lower selling prices for scrapped cars and a high cost basis of cars sold from existing inventory compared to the second quarter of 2005.

The integration of GreenLeaf’s operations is expected to result in the conversion of one full-service location to a self-service store toward the end of the second quarter. The GreenLeaf operation is expected to post a modest loss during the quarter.

SCHNITZER STEEL INDUSTRIES, INC.

Steel Manufacturing Business

Pricing: West Coast consumption of finished steel long products continues to remain strong, and the Company is seeing good demand for rebar and merchant bar. Based on current market conditions, the Company expects average prices for the second quarter to be slightly higher than both the first quarter of this year and the second quarter of last year. Higher prices on the West Coast relative to other markets could, however, result in an increase of foreign imports, putting downward pressure on pricing.

Volumes: The Company typically sees a reduction in second quarter sales volumes due to the impact of winter weather on construction projects. However, this year customer inventories remain low and the Company expects demand to remain good through the quarter. As a result, second quarter sales volumes should be significantly higher than during the second quarter of 2005, but lower than the volumes in the first quarter of this year.

Factors That Could Affect Future Results

This Form 10-Q, including Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and including, particularly, the "Outlook" section, contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the Company's outlook for the business, and can be identified generally because they contain "expect," "believe," "anticipate," "estimate" and other words that convey a similar meaning. One can also identify these statements as statements that do not relate strictly to historical or current facts. Examples of factors affecting the Company that could cause actual results to differ materially from current expectations are the following: volatile supply and demand conditions affecting prices and volumes in the markets for both the Company's products and raw materials it purchases; world economic conditions; world political conditions; changes in federal and state income tax laws; impact of pending or new laws and regulations regarding imports and exports into the United States and other foreign countries; foreign currency fluctuations; competition; seasonality, including weather; energy supplies; freight rates; loss of key personnel; the inability to complete expected large scrap export shipments in the current quarter; consequences of the pending investigation by the Company's audit committee into past payment practices in Asia; business integration issues relating to acquisitions of businesses and the separation of the joint venture business described above; and business disruptions resulting from installation or replacement of major capital assets, as discussed in more detail under the heading "Factors That Could Affect Future Results" in the Company's most recent annual report on Form 10-K or quarterly report on Form 10-Q. One should understand that it is not possible to predict or identify all factors that could cause actual results to differ from the Company's forward-looking statements. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. The Company does not assume any obligation to update any forward-looking statement.

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

As a percentage of revenue, the Auto Parts Business’ wholesale sales, including sales of auto bodies as well as cores, such as engines, transmissions, alternators and other nonferrous metals, have continued to grow in the past few years. Due to the nature of the wholesale business, which is more closely tied to the prices for recycled metals, the Auto Parts Business’ results are increasingly subject to the volatility in the global recycled metals market more than they had been historically.

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

Backlog:  Historically, the Company has generally entered into export ferrous sales contract by selling forward 60 to 90 days. The backlog of sales contracts, coupled with knowledge of the price at which the processed material will be sold and the costs involved in processing the metals, allows the Company to take advantage of this differential in timing between purchases and sales and negotiate prices with suppliers that secure profitable sales transactions. As the difference in timing between the date the sales contracts are executed and the date of shipment grows shorter, it reduces the ability to manage the purchase price of raw material against the future sales price. The timing of forward contracts may impact the Company’s revenue on a quarter-to-quarter basis as well as profitability on export shipments of ferrous metals.

SCHNITZER STEEL INDUSTRIES, INC.

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

The Auto Parts Business competes with both full-service and self-service auto dismantlers as well as larger well financed more traditional retail auto parts chains for retail customers. Periodically, the Auto Parts Business increases prices, which may affect customer flow and buying patterns. Additionally, in markets where the Company has one or only a few stores it does not have the same pricing power it experiences in markets where it has multiple locations. As this segment expands, the Company may experience new competition from others attempting to replicate the Company’s business model. The ultimate impact of these dynamics cannot be predicted. Also, the business competes for its automobile inventory with other dismantlers, used car dealers, auto auctions and metal recyclers. Inventory costs can fluctuate significantly depending on market conditions and prices for recycled metal.

The domestic steel industry also is highly competitive. Steel prices can be highly volatile and price is a significant competitive factor. The Company competes domestically with several steel producers in the Western United States for sales of its products. In recent years, the Company has experienced significant foreign competition, which is sometimes subsidized by large government agencies. There can be no assurance that such competition will not increase in the future. In the spring of 2002, the U.S. Government imposed anti-dumping and countervailing duties against wire rod products from eight foreign countries. However, there are other countries that import wire rod products where the imports are not subject to duties. These duties have assisted the Company in increasing sales of wire rod products; any expiration or termination of the duties could have a corresponding adverse effect. The Company has experienced increased competition for certain products by foreign importers during fiscal 2005 and 2006. The Company believes that the rise in import levels is attributable to the increase in selling prices in the West Coast market, which potentially allow the import sales to be more profitable to the foreign companies.

SCHNITZER STEEL INDUSTRIES, INC.

The steel manufacturing industry has been consolidating over the last several years and as a result one West Coast manufacturing facility has been closed and remains idle. Any future start-up of operations of the currently idle facilities could negatively impact the Company’s recycled metal and finished steel markets, prices, margins and potentially, cash flow.

In general, given the unprecedented profitability levels of the Company and other recycled metals and steel companies over the last two years, competitors may be attracted to the Company’s markets, which may adversely affect the Company’s ability to protect its profit margins.

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

Pending Investigation: As discussed in Part II, Item 1 “Legal Proceedings” and Note 4 to the consolidated financial statements, the Board of Directors authorized the Audit Committee to engage independent counsel and conduct a thorough, independent investigation of the Company’s past practice of making improper payments to the purchasing managers of customers in Asia in connection with export sales of recycled ferrous metals. The Board of Directors also authorized and directed that the existence and the results of the investigation be voluntarily reported to the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC), and that the Company cooperate fully with those agencies. The Audit Committee notified the DOJ and the SEC of the independent investigation, engaged outside counsel to assist in the independent investigation and instructed outside counsel to fully cooperate with the DOJ and the SEC and to provide those agencies with the information obtained as a result of the independent investigation. On August 23, 2005, the Company received from the SEC a formal order of investigation related to the independent investigation. The Audit Committee is continuing its independent investigation. The Company, including the Audit Committee, continues to cooperate fully with the DOJ and the SEC. The investigations of the Audit Committee, the DOJ and the SEC of the Company’s past practice of making improper payments are not expected to affect the Company's previously reported financial results. However, the Company expects to enter into agreements with the DOJ and the SEC to resolve the above-referenced matters and believes that it is probable that DOJ and the SEC will impose penalties on, and require disgorgement of certain profits by, the Company as a result of their investigations.  The Company estimates that the total amount of these penalties and disgorgement will be within a range of $11 million to $15 million. In the first fiscal quarter of 2006, the Company established a reserve totaling $11 million in connection with this estimate. The precise terms of any agreements to be enterd into with the DOJ and the SEC, however, remain under discussion with these two agencies. The Company, therefore, cannot predict with certainty the final outcome of the aforementioned investigations or whether the Company or any of its employees will be subject to any additional remedial actions following completion of these investigations. It is also possible that these investigations could lead to criminal charges, civil enforcement proceedings and civil lawsuits.

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

The Company learned during fiscal 2004 that one of the multiemployer plans of the Steel Manufacturing Business would not meet Employee Retirement Income Security Act of 1974 minimum funding standards for the plan year ending September 30, 2004. The trustees of that plan have applied to the Internal Revenue Service (IRS) for certain relief from this minimum funding standard. The IRS has tentatively responded, indicating a willingness to consider granting the relief, provided the plan’s contributing employers, including the Company, agree to increased contributions. The increased contributions are estimated to average 6% per year, compounded annually, until the plan reaches the funding status required by the IRS. These increases would be based on the Company’s current contribution level to the plan of approximately $1.7 million per year. Based on commitments from the majority of employers participating in the Plan to make the increased contributions, the Plan Trustees have proceeded with the relief request, and are awaiting formal approval from the IRS.

Absent relief by the IRS, the plan’s contributing employers will be required to make additional contributions or pay excise tax that may equal or exceed the full amount of the funding deficiency. The Company estimated its share of the required additional contribution for the 2004 plan year to be approximately $1.1 million and accrued for such amount in fiscal 2004. Future funding deficiency assessments against the Company are possible until the multiemployer plan obtains a waiver from the IRS or the plan reaches the minimum funded status level required by the IRS.

Recently Acquired Businesses and Future Business Acquisitions: As discussed in Note 3 - Business Combinations, the Company recently completed transactions to separate and terminate its metals recycling joint venture relationships with HNC and to purchase Regional and GreenLeaf. With the separation of the joint ventures, the Company acquired direct ownership of metals recycling businesses in New England and Hawaii and a metals trading business in parts Russia and the Baltic region. The day-to-day operations of these businesses were overseen by HNC prior to the separation. The Company will depend on key employees of those businesses, particularly those involved in the metals trading operations, providing for the continuity of those businesses. As well, the Company will be hiring additional key employees to help manage those businesses. Loss of or failure to hire key personnel or other transition issues could adversely affect the Company.

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

SCHNITZER STEEL INDUSTRIES, INC.

Trading Business Risks: Schnitzer Global Exchange (SGE), the Company’s trading entity acquired in September 2005, has various risks associated with its business operations. SGE operates in foreign countries with varying degrees of political risk. It advances and occasionally loans money to suppliers for the delivery of materials at a later date. Credit is also periodically extended to foreign steel mills. Due to the nature of the business, profit margins are thinner than for the Company’s processing business; thus, unsold inventory may be more susceptible to losses. In addition, inventory is generally purchased in advance of sale, and the Company has a lesser ability to manage the risk against adverse movements than in its domestic processing business. Also, the trading business has lower barriers to entry, making the Company potentially more susceptible to competition than in its processing business.

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

Reliance on Key Pieces of Equipment: The Company relies on key pieces of equipment in the various manufacturing processes. Key items include the shredders and ship loading facilities at the metals recycling locations and the transformer, furnace, melt shop and rolling mills at the Company’s steel manufacturing business, including the electrical power and natural gas supply into all of the Company’s locations. If one of these key pieces of equipment were to have a mechanical failure and the Company were unable to correct the failure, revenues and operating income may be adversely impacted. Where practical, the Company has taken steps to reduce these risks such as maintaining a supply of spare parts, performing a regular preventative maintenance program and maintaining a well trained maintenance team that is capable of making most of the Company’s repairs.

Energy Supply: The Company utilizes various energy sources to operate its facilities. In particular, electricity and natural gas currently represent approximately 9% of the cost of steel manufactured for the Company's Steel Manufacturing Business. The Steel Manufacturing Business purchases electric power under a long-term contract from McMinnville Water & Light (McMinnville) which in turn relies on the Bonneville Power Administration (BPA). Historically, these contracts have had favorable prices and are long-term in nature. The Company’s electrical power contract expires in September 2011. On October 1, 2001, the BPA increased its electricity rates due to increased demand on the West Coast and lower supplies.  This increase was in the form of a Cost Recovery Adjustment Clause (CRAC) added to BPA's contract with McMinnville.  The CRAC is an additional monthly surcharge on selected power charges to recover costs associated with buying higher priced power during the West Coast power shortage.  Because BPA can adjust the CRAC every six months, it is not possible to predict future rate changes.

The Steel Manufacturing Business also has a contract for natural gas that expires on May 31, 2009 and obligates the business to purchase minimum amounts of gas at fixed rates, which adjust periodically. Effective November 1, 2005, the natural gas rate increased to $6.90 per MMBTU. This is a take or pay contract with a minimum average usage of 3,575 MMBTU per day. Gas not used is sold on the open market and gains or losses are recorded in cost of sales.

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

Tax Laws:  The Company’s tax rate the last three years has benefited from state income tax credits, from the federal Extraterritorial Income Exclusion (ETI) on export sales, and from the final releases of a valuation allowance previously offsetting the net operating losses and minimum tax credit carryforwards that had accompanied a 1996 business acquisition. The Company’s future tax rates will benefit from the ETI, although the American Jobs Creation Act of 2004 (the Act) will gradually eliminate the ETI benefit. Compensating for the Company’s loss of ETI benefit will be the new deduction under the Act for Qualified Production Activities Income, but the effect of this new deduction on the Company’s effective tax rate will not be determinable until the newly issued final regulations explaining it are examined by the Company. The Company will also likely continue to benefit from trade tax credits.

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

The Metals Recycling Business relies on the availability of cargo ships to transport their ferrous and non ferrous bulk exports to Asian and other overseas markets. Demand for ocean going vessels has been strong, which has reduced the number of ships available to the Metals Recycling Business to transport product to markets. Although the Company anticipates that it will continue to find available vessels in a timely manner, the tight supply of ships could cause delays in meeting delivery schedules if vessels are not available.

SCHNITZER STEEL INDUSTRIES, INC.

The Company’s Providence, Rhode Island facility, acquired in conjunction with the separation and termination of its metals recycling joint ventures with HNC, as discussed in Part I, Item II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions and Transactions” and Note 3 to the condensed consolidated financial statements, is leased from the Port of Providence. A long-term lease of this facility expired several years ago. The parties are finalizing the terms for a long-term lease of the facility. If the new lease is not finalized and the Company fails to secure another similar facility, the Company’s ability to ship recycled metals cost-effectively from this region would be significantly impacted.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company periodically uses derivative financial instruments to limit exposure to changes in interest and foreign currency rates. Because such derivative instruments are used solely as hedges and not for speculative trading purposes, they do not represent incremental risk to the Company. For further discussion of derivative financial instruments, refer to “Fair Value of Financial Instruments” in the consolidated Financial Statements included in Item 8 of Form 10-K for the fiscal year ended August 31, 2005.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the fiscal period covered by this report, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

SCHNITZER STEEL INDUSTRIES, INC.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company's Audit Committee may, as a result of the investigations into the past practice of making improper payments to customers in Asia discussed in Part II, Item 1, “Legal Proceedings” and Note 4 to the consolidated financial statements, recommend improvements to certain aspects of the Company's internal control over financial reporting and/or disclosure controls and procedures related to transactions in Asia.

PART II

ITEM 1.    LEGAL PROCEEDINGS

The Company had a past practice of making improper payments to the purchasing managers of customers in Asia in connection with export sales of recycled ferrous metals. The Company stopped this practice after it was advised in 2004 that it raised questions of possible violations of U.S. and foreign laws. Thereafter, the Audit Committee was advised and conducted a preliminary compliance review. On November 18, 2004, on the recommendation of the Audit Committee, the Board of Directors authorized the Audit Committee to engage independent counsel and conduct a thorough, independent investigation. The Board of Directors also authorized and directed that the existence and the results of the investigation be voluntarily reported to the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC), and that the Company cooperate fully with those agencies. The Audit Committee notified the DOJ and the SEC of the independent investigation, engaged outside counsel to assist in the independent investigation and instructed outside counsel to fully cooperate with the DOJ and the SEC and to provide those agencies with the information obtained as a result of the independent investigation. On August 23, 2005, the Company received from the SEC a formal order of investigation related to the independent investigation. The Audit Committee is continuing its independent investigation. The Company, including the Audit Committee, continues to cooperate fully with the DOJ and the SEC. The investigations of the Audit Committee, the DOJ and the SEC are not expected to affect the Company's previously reported financial results. However, the Company expects to enter into agreements with the DOJ and the SEC to resolve the above-referenced matters and believes that it is probable that the SEC and DOJ will impose penalties on, and require disgorgement of certain profits by, the Company as a result of their investigations.  The Company estimates that the total amount of these penalties and disgorgement will be within a range of $11 million to $15 million. In the first fiscal quarter of 2006, the Company established a reserve totaling $11 million in connection with the penalties this estimate. The precise terms of any agreements to be entered into with the DOJ and the SEC, however, remain under discussion with these two agencies. The Company, therefore, cannot predict with certainty the final outcome of the aforementioned investigations or whether the Company or any of its employees will be subject to any additional remedial actions following completion of these investigations.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 6.    EXHIBITS

3.1	1993 Restated Articles of Incorporation f the Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1. Registration No. 33.69352 (the Form S-1).

3.2	Restated Bylaws of the Registrant. Filed as Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended May 31, 2005, and incorporated herein by reference.

10.1	Amendment No. 1 to Lease, 3200 Yeon

10.2	Amendment No. 2 to Yeon Business Center Lease Agreement, 3200 Yeon

10.3	Amendment No. 1 to Lease, 3330 Yeon

10.4	Amendment to Yeon Business Center Lease Agreement, 3330 Yeon

10.5	Non-Employee Director Compensation Summary

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC. (Registrant)

Date: January 9, 2006	By:	/s/ John D. Carter
John D. Carter
Chief Executive Officer

Date: January 9, 2006	By:	/s/ Gregory J. Witherspoon
Gregory J. Witherspoon
Chief Financial Officer