Form 10-Q
period 2006-02-28
SCHNITZER STEEL INDUSTRIES INC
filed 2006-04-10
CIK 912603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2006 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________.

Commission file number 0-22496

SCHNITZER STEEL INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

OREGON	93-0341923
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3200 N.W. Yeon Ave.
P.O Box 10047
Portland, OR	97296-0047
(Address of principal executive offices)	(Zip Code)

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
Yes ☐  No ☒

The Registrant had 22,618,709 shares of Class A Common Stock, par value of $1.00 per share, and 7,985,366 shares of Class B Common Stock, par value of $1.00 per share, outstanding at March 31, 2006.

SCHNITZER STEEL INDUSTRIES, INC.

INDEX

SCHNITZER STEEL INDUSTRIES, INC.

EXPLANATORY NOTE

In January, 2006, Schnitzer Steel Industries, Inc. determined that it was required to file financial statements with the Securities and Exchange Commission with respect to the businesses it acquired through the termination and separation of its joint ventures with Hugo Neu Corporation on September 30, 2005. The Company did not previously file the financial statements because of the application of a methodology for valuing the businesses that resulted in an initial conclusion that no such filing was required. The Company will make the required filing with the SEC once the audited financial statements of the acquired businesses are available.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited, in thousands)

	Feb 28, 2006	Aug. 31, 2005
Assets
Current assets:
Cash and cash equivalents	$34,185	$20,645
Accounts receivable, less allowance for doubtful accounts of $1,160 and $810	113,876	51,101
Accounts receivable from related parties	216	226
Inventories	185,196	106,189
Deferred income taxes	6,234	3,247
Prepaid expenses and other	10,925	15,505
Total current assets	350,632	196,913

Property, plant and equipment, net	268,035	166,901

Other assets:
Investment in and advances to joint venture partnerships	7,835	184,151
Notes receivable, less current portion	3,731	1,234
Goodwill	258,604	151,354
Intangibles and other assets	6,440	8,905

	$895,277	$709,458

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$106	$71
Accounts payable	53,065	33,192
Accrued payroll liabilities	19,880	21,783
Current portion of environmental liabilities	6,586	7,542
Accrued income taxes	6,593	140
Other accrued liabilities	33,433	8,307
Total current liabilities	119,663	71,035

Deferred income taxes	1,681	26,987

Long-term debt, less current portion	77,924	7,724

Environmental liabilities, net of current portion	38,483	15,962

Other long-term liabilities	2,803	3,578

Minority interests	9,534	4,644

Commitments and contingencies	—	—

Shareholders' equity:
Preferred stock--20,000 shares authorized, none issued	—	—
Class A common stock--75,000 shares $1 par value authorized, 22,606 and 22,490 shares issued and outstanding	22,606	22,490
Class B common stock--25,000 shares $1 par value authorized, 7,986 shares issued and outstanding	7,986	7,986
Additional paid-in capital	129,728	125,845
Retained earnings	484,788	423,178
Accumulated other comprehensive income:
Foreign currency translation adjustments	81	29
Total shareholders' equity	645,189	579,528

	$895,277	$709,458

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	For The Three Months Ended February 28,		For The Six Months Ended February 28,
	2006	2005	2006	2005
Revenues	$403,285	$215,746	$791,958	$414,707

Operating expenses:
Cost of goods sold	338,561	155,041	662,174	294,481
Selling, general and administrative	33,540	13,172	78,627	25,410
Environmental matter	—	7,725	—	8,225

Income from wholly-owned operations	31,184	39,808	51,157	86,591

Operating income from joint ventures	386	16,205	2,138	36,669

Operating income	31,570	56,013	53,295	123,260

Other income (expense):
Interest expense	(401)	(346)	(1,382)	(630)
Other income, net	689	368	65,130	279
	288	22	63,748	(351)

Income before income taxes and minority interests	31,858	56,035	117,043	122,909

Income tax provision	(10,591)	(19,500)	(46,148)	(42,772)

Income before minority interests	21,267	36,535	70,895	80,137

Minority interests, net of tax	(149)	(554)	(302)	(1,220)

Pre-acquisition interests, net of tax	—	—	(7,945)	—

Net income	$21,118	$35,981	$62,648	$78,917

Net income per share - basic:	$0.69	$1.18	$2.05	$2.60

Net income per share - diluted:	$0.68	$1.15	$2.03	$2.53

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited, in thousands)

							Accumulated
	Class A		Class B		Additional		Other
	Common Stock		Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total
Balance at August 31, 2004	22,022	$22,022	8,306	$8,306	$110,177	$278,374	$1	$418,880

Net income						146,867		146,867
Foreign currency translation adjustment							28	28
								146,895
Class B common stock converted to Class A common stock	320	320	(320)	(320)				—
Class A common stock issued	148	148			1,511			1,659
Tax benefits from stock options exercised					14,157			14,157
Cash dividends paid - common ($0.068 per share)						(2,063)		(2,063)

Balance at August 31, 2005	22,490	22,490	7,986	7,986	125,845	423,178	29	579,528

Net income						62,648		62,648
Stock-based compensation					2,513			2,513
Foreign currency translation adjustment							52	52
								65,213
Class A common stock issued	116	116			738			854
Tax benefits from stock options exercised					632			632
Cash dividends paid - common ($0.034 per share)						(1,038)		(1,038)

Balance at February 28, 2006	22,606	$22,606	7,986	$7,986	$129,728	$484,788	$81	$645,189

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, in thousands)

	For The Six Months Ended
	February 28, 2006	February 28, 2005
Operations:
Net income	$62,648	$78,917
Noncash items included in income:
Depreciation and amortization	13,992	10,143
Minority interests	906	1,874
Equity in income of joint ventures	(1,401)	(36,669)
Stock-based compensation expense	1,415	—
Deferred income tax	(10,847)	—
Tax benefit from employee stock option plan	—	14,376
(Gain) loss on disposal of assets	(54,341)	183
Cash provided (used) by changes in working capital:
Accounts receivable	14,537	(21,557)
Inventories	17,909	(10,851)
Prepaid expenses and other	13,413	(4,939)
Accounts payable	(16,264)	653
Accrued liabilities	11,169	(7,347)
Environmental liabilities	(3,267)	633
Other assets and liabilities	3,264	252

Net cash provided by operations	53,133	25,668

Investing:
Capital expenditures	(37,465)	(15,221)
Acquisitions, net of cash acquired	(87,746)	—
Investment in subsidiaries	—	(22,176)
Cash received from joint ventures	18,147	40,050
Cash paid to joint ventures	(626)	(851)
Proceeds from sale of assets	19	495

Net cash (used) provided by investments	(107,671)	2,297

Financing:
Issuance of Class A common stock	854	1,258
Tax benefit from stock options exercised	632	—
Distributions to minority interests	(2,603)	(2,113)
Dividends declared and paid	(1,038)	(1,028)
Increase (decrease) in long-term debt	70,233	(20,118)

Net cash provided (used) by financing	68,078	(22,001)

Net increase in cash and cash equivalents	13,540	5,964

Cash and cash equivalents at beginning of period	20,645	11,307

Cash and cash equivalents at end of period	$34,185	$17,271

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2006 AND 2005

Note 1 - Summary of Significant Accounting Policies:

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Schnitzer Steel Industries, Inc. (the Company) have been prepared pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (SEC). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, management suggests that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the fiscal year ended August 31, 2005. The results for the three and six months ended February 28, 2006 and 2005 are not necessarily indicative of the results of operations for the entire year.

Note 3 to the condensed consolidated financial statements describes acquisitions that occurred during the first quarter of fiscal 2006. Under Statement of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations,” the business acquisitions under the Hugo Neu Corporation (HNC) separation and termination agreement were treated as “step” acquisitions because the Company had a significant joint venture interest in the acquired businesses for a number of years. In addition, the Company acquired the assets of Regional Recycling LLC (Regional) and purchased GreenLeaf Auto Recyclers, LLC (GreenLeaf) during the first quarter of fiscal 2006, two businesses in which the Company did not have a previous interest. Since all of these acquisitions occurred early in the fiscal year, the Company elected to include them in the consolidated results as though they had occurred at the beginning of fiscal 2006. Thus, the statement of operations and statement of cash flows are presented as if all three acquisitions had occurred as of September 1, 2005. Additionally, consolidation accounting requires the Company to adjust its earnings for the ownership interests it did not own during the reporting period. As a result, net income for the six months ended February 28, 2006 was reduced by $7.9 million of pre-acquisition earnings, net of income taxes, representing the share of income attributable to the former joint venture partner prior to the separation of the HNC joint ventures as well as the other equity interests in acquired companies closed during the three month period ended November 30, 2005. Of these amounts, $0.6 million represents the share of income attributable to the former joint venture partner for the period from September 1, 2005 through September 30, 2005. The financial results of the businesses acquired as a result of the HNC separation for periods prior to fiscal 2006 continue to be accounted for using the equity method and are included in the Joint Venture Businesses reporting segment.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.

Cash and Cash Equivalents
Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less.

Net Income and Dividends per Share
Basic net income per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2006 AND 2005

The following represents the reconciliation from basic net income per share to diluted net income per share (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Net income	$21,118	$35,981	$62,648	$78,917

Computation of shares:
Average common shares outstanding	30,528	30,422	30,503	30,386
Stock options	329	773	351	784
Diluted average common shares outstanding	30,857	31,195	30,854	31,170

Basic net income per share	$0.69	$1.18	$2.05	$2.60

Diluted net income per share	$0.68	$1.15	$2.03	$2.53

Dividend per share	$0.017	$0.017	$0.034	$0.034

Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six months ended February 28, 2006 are as follows (in thousands):

	Metals Recycling Business	Auto Parts Business	Total
Balance as of August 31, 2005	$34,771	$116,583	$151,354
Acquisition of GreenLeaf Auto Recyclers, LLC (see Note 3)	—	9,122	9,122
Separation and termination of joint venture relationships with Hugo Neu Corporation (see Note 3)	61,633	—	61,633
Acquisition of Regional Recycling LLC assets (see Note 3)	36,495	—	36,495
Balance as of February 28, 2006	$132,899	$125,705	$258,604

The Company performs impairment tests annually during the second quarter of the fiscal year and whenever events and circumstances indicate that the value of goodwill and other indefinite-lived intangible assets might be impaired. Based on the operating results of each of the businesses identified above and the Company’s impairment testing completed in the second quarter of fiscal 2006, the Company determined that none of the above balances were considered impaired.

Foreign Currency Transactions
The Company uses derivative instruments (foreign currency forward contracts) to manage exposures to foreign currency translation gains and losses. Although those forward contracts are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” they are used to hedge the impact of the variability in exchange rates on accounts receivable and collections denominated in foreign currencies. The accounts receivable and derivative instrument used to hedge the foreign-currency

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2006 AND 2005

denominated assets are measured at fair value, with changes in fair value recognized immediately in earnings as a transaction gain or loss, in accordance with SFAS No. 52, “Foreign Currency Translation.” As of February 28, 2006, the aggregate of transaction gains and losses was immaterial to the financial statements taken as a whole.

New Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs.” This statement clarifies the accounting for abnormal amounts of idle facility expense and freight and handling costs when those costs may be so abnormal as to require treatment as period charges. This statement is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 on September 1, 2005 with no material impact on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This statement explains that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This statement is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 153 on September 1, 2005 with no material impact on the consolidated financial statements.

In December 2004, the FASB finalized SFAS No. 123(R) “Share-Based Payment,” which became effective as of the first interim reporting period of the first fiscal year beginning after June 15, 2005. The new standard requires the Company to expense stock options beginning in the first quarter of fiscal 2006. The Company adopted SFAS No. 123(R), effective September 1, 2005. SFAS No. 123(R) requires the recognition of the fair value of stock-based compensation in net income. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. See Note 7 to the condensed consolidated financial statements for further information regarding stock-based compensation.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement revises the reporting requirements related to changes in accounting principles or adoption of new accounting pronouncements. This statement is effective for fiscal years beginning after December 15, 2005. The Company intends to adopt this pronouncement for fiscal year 2007 and does not anticipate this pronouncement to have a material impact on the consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The Company intends to adopt this pronouncement for fiscal year 2007 and does not anticipate this pronouncement to have a material impact on the consolidated financial statements.

Note 2 - Inventories:

Inventories consisted of the following (in thousands):

	February 28, 2006	August 31, 2005
Recycled metals	$102,412	$38,027
Work in process	10,185	17,124
Finished goods	56,941	36,304
Supplies	15,658	14,734
	$185,196	$106,189

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2006 AND 2005

Note 3 - Business Combinations:

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

•	The joint ventures’ various interests in the Northeast operations that primarily operate in Massachusetts, New Hampshire, Rhode Island and Maine;
•	Full ownership in the Hawaii metals recycling business that was previously owned 100% by HNC;
•	A payment of $36.6 million in cash, net of debt paid, subject to post-closing adjustments.

HNC received the following as a result of the HNC joint venture separation and termination:
•
The joint venture operations in New York, New Jersey and California, including the scrap processing facilities, marine terminals and related ancillary satellite sites, the interim New York City recycling contract, and other miscellaneous assets;

•	The assets and related liabilities of Hugo Neu Schnitzer Global Trade that are not related to the Russian and Baltic region trading business.

The agreement provides for potential purchase price adjustments based on the closing date working capital of the acquired Hawaii business as well as the joint ventures’ ending balances. The Company is in the process of determining whether any purchase price adjustments are necessary.

In accordance with SFAS No. 141, “Business Combinations,” the purchase price of the assets acquired and liabilities assumed under the separation and termination agreement is the fair value of the joint venture interests given up as part of the exchange as well as other liabilities assumed and acquisition costs, net of cash received. As a result, the purchase price is estimated to be $165.1 million.

The purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on an estimate of the respective fair values. Final valuation reports are pending from an independent third party. The excess of the aggregate purchase price over the fair value of the identifiable net assets acquired of approximately $57.8 million was recognized as goodwill. Approximately $4.0 million of goodwill existed on the joint ventures’ balance sheets prior to the separation and termination but was not shown separately in accordance with the equity method of accounting. Therefore, the total increase to goodwill related to the HNC Separation and Termination Agreement was $61.6 million.

The purchase price allocation has been prepared on a preliminary basis, and reasonable changes are expected as additional information, such as final valuation reports and any purchase price adjustments, becomes available. The following is a summary of the estimated fair values as of February 28, 2006, for the assets acquired and liabilities assumed as of the date of the acquisition (in millions):

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2006 AND 2005

Cash, net of debt paid	$36.6
Property, plant and equipment	26.1
Inventory	34.9
Other assets	30.3
Identified intangible assets	3.0
Liabilities	(23.6)
Goodwill	57.8
Total purchase price	$165.1

GreenLeaf Acquisition
On September 30, 2005, the Company acquired GreenLeaf, five properties previously leased by GreenLeaf and certain GreenLeaf debt obligations. GreenLeaf is engaged in the business of auto dismantling and recycling, and sells its products primarily to collision and mechanical repair shops. GreenLeaf currently operates in three wholesale sales offices and 15 commercial locations throughout the United States. Total purchase price for the acquisition, including acquisition costs, was $44.5 million, subject to post-closing adjustments.

The purchase price of the GreenLeaf acquisition was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on an estimate of fair value. Certain tangible assets had been valued by a third party in recent years, and those valuations are being relied upon in determining fair value. The machinery and equipment are being valued by the Company’s management. The excess of the aggregate purchase price over the estimated fair value of the identifiable net assets acquired of $9.1 million was recognized as goodwill.

The purchase price allocation has been prepared on a preliminary basis, and reasonable changes are expected as additional information becomes available, such as final valuation reports and any post-closing adjustments. In the second quarter of fiscal 2006, goodwill was reduced for deferred tax assets accompanying the stock acquisition of GreenLeaf. They comprise net operating losses, environmental liabilities, miscellaneous reserves, and goodwill from asset acquisitions made years earlier by GreenLeaf. The following is a summary of the estimated fair values as of February 28, 2006, for the assets acquired and liabilities assumed on the date of the acquisition (in millions):

Property, plant and equipment	$14.6
Inventory	20.7
Other assets	24.6
Liabilities	(24.5)
Goodwill	9.1
Total purchase price	$44.5

Regional Recycling Acquisition
On October 31, 2005, the Company purchased substantially all of the assets of Regional for $65.5 million in cash and the assumption of certain liabilities, a working capital adjustment of $2.9 million and acquisition costs of approximately $0.5 million. Regional operates ten metals recycling facilities located in the states of Georgia and Alabama which process ferrous and nonferrous scrap metals without the use of shredders.

The purchase price of the Regional acquisition was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on an estimate of the respective fair values. Final valuation reports are pending from an independent third party. The excess of the aggregate purchase price over the estimated fair value of the identifiable net assets acquired of approximately $36.5 million was recognized as goodwill.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2006 AND 2005

The purchase price allocation has been prepared on a preliminary basis, and reasonable changes are expected as additional information becomes available, such as final valuation reports. The following is a summary of the estimated fair values as of February 28, 2006, for the assets acquired and liabilities assumed as of the date of the acquisition (in millions):

Property, plant and equipment	$10.6
Accounts Receivable	27.7
Inventory	4.9
Other assets	1.1
Liabilities	(11.9)
Goodwill	36.5
Total purchase price	$68.9

Summary of Acquisitions
The total aggregate goodwill recognized from the recent acquisitions amounted to $103.4 million. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized and will be tested for impairment at least annually. Goodwill recognized in connection with the HNC separation and termination and the Regional acquisition is deductible for tax, whereas that recognized in connection with GreenLeaf, an acquisition of equity interests, is not. Payment of the consideration for the recently acquired businesses was funded by the Company’s existing cash balances and credit facility.

The Company recorded a gain of $54.6 million related to the disposition of assets acquired pursuant to the HNC separation and termination in the first quarter of fiscal 2006. The transaction, which included selling certain assets previously owned through the joint venture, was recorded using the fair value of the assets as determined by business valuations performed by an outside third party. The fair value of net assets received exceeded the carrying value of the assets sold, resulting in the gain recorded. Any change to the fair value in the final independent third party valuations would directly impact the gain recorded.

In connection with the HNC separation and termination, and the GreenLeaf and Regional acquisitions, the Company conducted environmental due diligence reviews of the acquired assets. Based upon the information obtained in the reviews in the first quarter of fiscal 2006, in conjunction with purchase accounting the Company accrued $24.8 million in environmental liabilities for probable and reasonably estimable future remediation costs at the acquired facilities. During the second quarter of fiscal 2006, the Company incurred remediation costs of $0.6 million related to these acquired companies. No environmental proceedings are pending with respect to any of these facilities.

The following table is prepared on a pro forma basis, for the three and six month periods ended February 28, 2006 and 2005, respectively, as though the businesses formed from the HNC separation and termination agreement and GreenLeaf and Regional had been acquired as of the beginning of the periods presented (in thousands, except per share amounts).

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
	(unaudited)	(pro forma)	(unaudited)	(pro forma)
Gross revenues	$403,285	$489,486	$791,958	$930,347
Net income	$21,118	$52,172	$70,593	$100,851
Net income per share:
Basic	$0.69	$1.71	$2.31	$3.32
Diluted	$0.68	$1.67	$2.29	$3.24

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2006 AND 2005

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining operations. The Company recorded a gain of $54.6 million related to the HNC separation and termination, which is included in the pro forma results for the six months ended February 28, 2006.

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

Metals Recycling Business
In connection with acquisitions in the Metals Recycling Business in 1995 and 1996, the Company carried over to its financial statements reserves for environmental liabilities previously recorded by the acquired companies. These reserves are evaluated quarterly according to Company policy. On February 28, 2006, environmental reserves for the Metals Recycling Business aggregated $26.4 million.

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

There are two phases to the remediation of the head of the Hylebos Waterway. The first phase was the intertidal and bank remediation, which was conducted in 2003 and early 2004. The second phase is dredging in the head of the Hylebos Waterway, which commenced in July 2005 and was completed in February 2006. During fiscal 2005, the Company paid remediation costs of $15.9 million related to Hylebos dredging which resulted in a reduction of the recorded environmental liability. The Company’s cost estimates were based on the assumption that dredge removal of contaminated sediments would be accomplished within one dredge season during July 2004 - February 2005. However, due to a variety of factors, including dredge contractor operational issues and other dredge related delays, the dredging was not completed during the first dredge season. As a result, the Company recorded environmental charges of $13.5 million in fiscal 2005 primarily to account for additional estimated costs to complete this work during a second dredging season, and the total reserve for this site was $10.6 million at August 31, 2005. In the second quarter of fiscal 2006 and for the six months ended February

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2006 AND 2005

28, 2006, the Company incurred remediation costs of $0.1 million and $4.0 million, respectively, which were charged to the environmental reserves, and on February 28, 2006, environmental reserves for the Hylebos Waterway aggregated $6.6 million. The Company and the Other Party have filed a complaint in the United States District Court for the Western District of Washington against the dredge contractor to recover damages and a significant portion of the increased costs incurred in the second dredging season to complete the project. However, generally accepted accounting principles do not allow the Company to recognize the benefits of any such recoveries until receipt is probable and can be reasonably estimated.

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

The Natural Resource Damage Trustees (Trustees) for Commencement Bay have asserted claims against GMT and other PRPs within the Hylebos Waterway area for alleged damage to natural resources. In March 2002, the Trustees delivered a draft settlement proposal to GMT and others in which the Trustees suggested a methodology for resolving the dispute, but did not indicate any proposed damages or cost amounts. In June 2002, GMT responded to the Trustees’ draft settlement proposal with various corrections and other comments, as did twenty other participants. In February 2004, GMT submitted a settlement proposal to the Trustees for a complete settlement of Natural Resource Damage liability for the GMT site. The proposal included three primary components: (1) an offer to perform a habitat restoration project; (2) reimbursement of Trustee past assessment costs; and (3) payment of Trustee oversight costs. The agreement would also address liability sub-allocation to other parties historically associated with the facility. In December 2005 the Trustees responded to the GMT proposal. The parties are continuing negotiations. The Company’s previously recorded environmental liabilities include an estimate of the Company’s potential liability for these claims.

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
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2006 AND 2005

improvements in the operations at these sites, often referred to as Best Management Practices (BMPs), will provide effective source control and avoid the release of contaminants from these sites and has proposed to DEQ the implementation of BMPs as the resolution of this investigation.

The cost of the investigations associated with these properties and the cost of employment of source control BMPs are not expected to be material. No estimate is currently possible, and no liability has been recorded for the remediation for the Portland Harbor.

Other Metals Recycling Business Sites. For a number of years prior to the Company’s 1996 acquisition of Proler International Corp. (Proler), Proler operated a shredder with an on-site industrial waste landfill in Texas, which Proler utilized to dispose of auto shredder residue (ASR) from the operations. In August 2002, Proler entered the Texas Commission on Environmental Quality (TCEQ) Voluntary Cleanup Program (VCP) toward the pursuit of a VCP Certificate of Completion for the former landfill site. In fiscal 2005, TCEQ issued a Conditional Certificate of Completion, requiring the Company to perform on-going groundwater monitoring and annual inspections, maintenance, and reporting. As a result of the resolution of this issue, the Company reduced its reserve related to this site by $1.6 million in fiscal 2005.

During the second quarter of fiscal 2005, in connection with the negotiation of the separation and termination agreement relating to the Company’s metals recycling joint ventures with HNC (see Note 3), the Company conducted an environmental due diligence investigation of certain joint venture businesses it proposed to acquire. As a result of this investigation, the Company identified certain environmental risks and accrued $2.6 million for its share of the estimated costs to remediate these risks upon completion of the separation, which was included in the consolidated statement of operations in fiscal 2005. During the first quarter of fiscal 2006, an additional $12.8 million was recorded, in conjunction with purchase accounting, representing the remaining portion of the environmental liabilities associated with the separation and termination agreement as well as the Regional acquisition of which $0.6 million was expended in remediation efforts. No environmental proceedings are pending with respect to any of these sites.

The Washington State Department of Ecology named GMT, along with a number of other parties, as Potentially Liable Parties (PLPs) for a site referred to as Tacoma Metals. GMT operated on this site under a lease prior until 1982. The property owner and current operator have taken the lead role in performing a Remedial Investigation and Feasibility Study (RI/FS) for the site. The Company’s previously recorded environmental liabilities include an estimate of the Company’s potential liability at this site.

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

Auto Parts Business
From fiscal 2003 through the first quarter of fiscal 2006, the Company completed four acquisitions of businesses in the Auto Parts Business segment. At the time of each acquisition, the Company conducted an environmental due diligence investigation related to locations involved in the acquisition. As a result of the environmental due diligence investigations, the Company recorded a reserve for the estimated cost to address certain environmental matters. The reserve is evaluated quarterly according to the Company policy. On February 28, 2006, environmental reserves for the Auto Parts Business aggregated $18.7 million, which includes an environmental reserve for the GreenLeaf acquisition. No environmental proceedings are pending with respect to any of these sites.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2006 AND 2005

Other Contingencies
The Company had a past practice of making improper payments to the purchasing managers of customers in Asia in connection with export sales of recycled ferrous metals. The Company stopped this practice after it was advised in 2004 that it raised questions of possible violations of U.S. and foreign laws. Thereafter, the Audit Committee was advised and conducted a preliminary compliance review. On November 18, 2004, on the recommendation of the Audit Committee, the Board of Directors authorized the Audit Committee to engage independent counsel and conduct a thorough, independent investigation. The Board of Directors also authorized and directed that the existence and the results of the investigation be voluntarily reported to the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC), and that the Company cooperate fully with those agencies. The Audit Committee notified the DOJ and the SEC of the independent investigation, engaged outside counsel to assist in the independent investigation, and instructed outside counsel to fully cooperate with the DOJ and the SEC and to provide those agencies with the information obtained as a result of the independent investigation. On August 23, 2005, the Company received from the SEC a formal order of investigation related to the independent investigation. The Audit Committee is continuing its independent investigation. The Company, including the Audit Committee, continues to cooperate fully with the DOJ and the SEC. The investigations of the Audit Committee, the DOJ and the SEC of the Company's past practice of making improper payments are not expected to affect the Company's previously reported financial results. However, the Company expects to enter into agreements with the DOJ and the SEC to resolve the above-referenced matters and believes that it is probable that the DOJ and SEC will impose penalties on, and require disgorgement of certain profits by, the Company as a result of their investigations.  The Company estimates that the total amount of these penalties and disgorgement will be within a range of $11 million to $15 million. In the first fiscal quarter of 2006, the Company established a reserve totaling $11 million in connection with this estimate. The precise terms of any agreements to be entered into with the DOJ and the SEC, however, remain under discussion with these two agencies. The Company, therefore, cannot predict with certainty the final outcome of the aforementioned investigations or whether the Company or any of its employees will be subject to any additional remedial actions following completion of these investigations.

Note 5 - Long Term Debt:

On November 8, 2005, the Company entered into an amended and restated unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The agreement provides for a five-year, $400 million revolving credit facility loan maturing in November 2010. The agreement prior to restatement provided for a $150 million revolving credit facility maturing in May 2006. Interest on outstanding indebtedness under the restated agreement is based, at the Company’s option, on either LIBOR plus a spread of between 0.625% and 1.25%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.15% and 0.25% based on a pricing grid tied to the Company’s leverage ratio. The restated agreement contains various representations and warranties, events of default and financial and other covenants, including covenants requiring maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of February 28, 2006, the Company had borrowings outstanding under its Bank of America, N.A. credit facility of $70.0 million and was in compliance with the representations, warranties and covenants therein. The Company also has an additional unsecured credit line, which was increased on March 1, 2006 by $5 million to $15 million. Interest on outstanding indebtedness is set by the bank at the time of borrowing. This additional debt agreement, which is uncommitted, also has certain restrictive covenants. As of February 28, 2006, the Company had no amounts outstanding under this credit facility. The fair value of long-term debt is deemed to be the same as that reflected in the condensed consolidated balance sheets given the variable interest rates.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2006 AND 2005

Note 6 - Related Party Transactions:

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

Thomas D. Klauer, Jr., President of the Company’s Auto Parts Business, is the sole shareholder of a corporation that is the 25% minority partner in a partnership with the Company that operates four Pick-N-Pull stores in Northern California. Mr. Klauer’s 25% share of the profits of this partnership totaled $0.2 million and $0.3 million in the second fiscal quarter of 2006 and 2005, respectively, and $0.6 million and $0.8 million for the six months ended February 28, 2006 and 2005, respectively. Mr. Klauer also owns the property at one of these stores which is leased to the partnership under a lease providing for annual rent of $0.2 million, subject to annual adjustments based on the Consumer Price Index, and a term expiring in December 2010. The partnership has the option to renew the lease, upon its expiration, for a five-year period.

Note 7 - Stock Incentive Plan:

The Company has adopted the 1993 Stock Incentive Plan (Plan) for its employees, consultants, and directors. Pursuant to the provisions of the Plan, as amended, the Company is authorized to issue up to 7,200,000 shares of Class A Common Stock. At the 2006 Annual Meeting of Shareholders held on January 30, 2006, the Company’s shareholders approved amendments to the Plan to (a) authorize the grant of performance-based long-term incentive awards under the Plan that would be eligible for treatment as performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986 and (b) increase the per-employee limit on grants of options and stock appreciation rights under the Plan from 100,000 shares to 150,000 shares annually. The amendments did not include any increase in the number of shares reserved for issuance under the Plan.

Stock Options
Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Generally, stock options granted to employees fully vest five years from the date of grant and have a contractual term of ten years.

Adoption of SFAS No. 123(R). The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” effective September 1, 2005. SFAS No. 123(R) requires the recognition of the fair value of stock-based compensation in net income. The Company recognizes compensation expense arising from share-based payments over the requisite service periods of the individual grants, which generally equal the vesting periods.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2006 AND 2005

Prior to September 1, 2005, the Company accounted for the Plan under the intrinsic value method described in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The Company, applying the intrinsic value method, did not record stock-based compensation cost in net income because the exercise price of its stock options equaled the market price of the underlying stock on the date of grant. The Company has elected to utilize the modified prospective transition method for adopting SFAS No. 123(R). Under this method, the provisions of SFAS No. 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards unvested at the date of adoption, determined under the original provisions of SFAS No. 123, will be recognized in net income in the periods after the date of adoption.

The Company recognized compensation expense in the amount of $0.5 million and $1.0 million for the three months and six months ended February 28, 2006, respectively. All of the options issued through and outstanding as of February 28, 2006, except for 155,900 shares granted on November 29, 2005, are considered to be dilutive.

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

As of February 28, 2006, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $5.3 million. The weighted average remaining requisite service period of the non-vested stock options was 26 months.

In accordance with the applicable provisions of SFAS No. 123(R) and FASB Staff Position (FSP) FAS No. 123(R)-3 issued on November 10, 2005, the Company elected to use the short-form method to calculate the Windfall tax pool (Windfall) as of September 1, 2005, against which any future deficiency in actual tax benefits from exercises of stock options as compared to tax benefits recorded under SFAS No. 123(R), defined as “Shortfall,” will be offset. As of September 1, 2005, the Windfall calculated in accordance with the provisions of FSP FAS No. 123(R)-3 amounted to $11.1 million. For the second quarter of 2006, the additions to the Windfall were $0.6 million.

Periods Prior to Adoption.  SFAS No. 123(R) requires the Company to present pro forma information for periods prior to adoption as if the Company had accounted for all stock-based compensation under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options at the date of grant is amortized over the requisite service period, which generally equals the vesting period. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to its share-based payments:

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2006 AND 2005

	For the Three Months Ended	For the Six Months Ended
	February 28, 2005	February 28, 2005
Reported net income	$35,981	$78,917
Add: Stock-based compensation costs included in reported net income, net of tax	224	449
Deduct: Total stock-based employee compensation expense under fair value based method for all awards, net of tax	(214)	(401)

Pro forma net income	$35,991	$78,965

Reported basic income per share	$1.18	$2.60
Pro forma basic income per share	$1.18	$2.60

Reported diluted income per share	$1.15	$2.53
Pro forma diluted income per share	$1.15	$2.53

Prior to fiscal 2006, the Company recognized a liability and recorded compensation expense due to accelerating the vesting period on stock options for a retiring employee. In fiscal 2006, the employee exercised these options and the Company recorded additional paid-in capital of $1.1 million.

Long-Term Incentive Plan (LTIP)

Subject to shareholder approval of the proposed amendments to the Plan, on November 29, 2005 the Company’s Compensation Committee approved performance-based awards under the Plan and the entry by the Company into Long-Term Incentive Award Agreements evidencing those awards. On January 30, 2006, the Compensation Committee approved additional awards on the same terms to two executive officers, also subject to shareholder approval. Shareholder approval of the Plan amendments on January 30, 2006 satisfied the condition to the effectiveness of the awards.

The Committee established a series of performance targets based on the Company’s total shareholder return for the performance period relative to the S&P 500 Industrials (weighted at 50%), the operating income per ton of the Company’s Metals Recycling Business for the performance period (weighted at 16⅔%), the number of EVA positive stores of the Auto Parts Business for the last year of the performance period (weighted at 16⅔%), and the man hours per ton of the Steel Manufacturing Business for the performance period (weighted at 16⅔%), corresponding to award payouts ranging from 25% to 300% of the weighted portions of the target awards. For participants who work exclusively in one business segment, the awards are weighted 50% on the performance measure for their segment and 50% on total shareholder return. A participant generally must be employed by the Company on the October 31 following the end of the performance period to receive an award payout, although pro-rated awards will be paid if employment terminates earlier on account of death, disability, retirement, termination without cause after the first year of the performance period, or a sale of the Company or the business segment for which a participant works. Awards will be paid in the Company’s common stock as soon as practicable after the October 31 following the end of the performance period.

In accordance with the applicable provisions of SFAS No. 123(R), the Company recorded compensation costs associated with the Plan of $0.5 million for the quarter ended February 28, 2006.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2006 AND 2005

Note 8 - Employee Benefits:

The Company has a number of retirement benefit plans that cover both union and non-union employees. The Company makes contributions following the provisions in each plan.

Primary actuarial assumptions are determined as follows:
•
The expected long-term rate of return on plan assets is based on the Company’s estimate of long-term returns for equities and fixed income securities weighted by the allocation of assets in the plans. The rate is affected by changes in general market conditions, but because it represents a long-term rate, it is not significantly affected by short-term market swings. Changes in the allocation of plan assets would also impact this rate;

•
The assumed discount rate is used to discount future benefit obligations back to current dollars. The U.S. discount rate is as of the measurement date of August 31, 2005. This rate is sensitive to changes in interest rates. A decrease in the discount rate would increase the Company’s obligation and expense;

•
The expected rate of compensation increase is used to develop benefit obligations using projected pay at retirement. This rate represents average long-term salary increases and is influenced by the Company’s compensation policies. An increase in this rate would increase the Company’s obligation and expense.

Defined Benefit Pension Plan
The Company maintains a defined benefit pension plan for certain non-union employees.  The components of net periodic pension benefit cost are (in thousands):

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Service cost	$395	$259	$695	$527
Interest cost	226	158	396	323
Expected return on plan assets	(280)	(194)	(493)	(395)
Amortization of past service cost	1	1	2	2
Recognized actuarial loss	68	45	121	92
Net periodic pension benefit cost	$410	$269	$721	$549

The Company expects to contribute $1.5 million to its defined benefit pension plan for the year ending August 31, 2006.  During the quarter ended February 28, 2006, the Company made no contributions to the defined benefit pension plan. The Company typically makes annual contributions to the plan after it receives the annual actuarial valuation report. These payments are typically made in the Company’s third and fourth fiscal quarters.

Defined Contribution Plans
The Company has several defined contribution plans covering non-union employees. Company contributions to the defined contribution plans were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005

Plan costs	$192	$190	$992	$536

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2006 AND 2005

Multiemployer Pension Plans
In accordance with collective bargaining agreements, the Company contributes to multiemployer pension plans. Company contributions were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005

Plan contributions	$541	$753	$1,411	$1,336

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

Absent relief by the IRS, the plan’s contributing employers will be required to make additional contributions or pay an excise tax that may equal or exceed the full amount of the funding deficiency. The Company estimated its share of the required additional contribution for the 2004 plan year to be approximately $1.1 million and accrued for such amount in fiscal 2004. The Company did not accrue additional amounts for fiscal 2005 or through the second quarter of fiscal 2006, based on the Company’s belief that it is probable the IRS will grant relief.

Note 9 - Segment Information:

The Company operates in three industry segments: metal processing, recycling and trading (Metals Recycling Business), self-service and full-service used auto parts sales (Auto Parts Business), and mini-mill steel manufacturing (Steel Manufacturing Business). Additionally, the Company is a non-controlling partner in joint ventures that are suppliers of unprocessed metals and, prior to October 1, 2005, other joint ventures in the metals recycling business. In prior fiscal years, the Company considered these joint ventures to be separate segments because they were managed separately. These joint ventures are accounted for using the equity method. As such, the operating information related to the joint ventures is shown separately from consolidated information, except for the Company’s equity in the net income of, investments in and advances to the joint ventures. Additionally, assets and capital expenditures are not shown for the joint ventures, as management does not use that information to allocate resources or assess performance. The Company does not allocate to its operating segments corporate interest income and expense, income taxes, or other income and expenses related to corporate activity.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2006 AND 2005

Revenues from external customers and from intersegment transactions for the Company’s consolidated operations are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Metals Recycling Business	$294,983	$152,080	$576,380	$296,612
Auto Parts Business	49,982	24,448	103,379	47,834
Steel Manufacturing Business	89,535	66,820	178,691	136,842
Intersegment revenues	(31,215)	(27,602)	(66,492)	(66,581)
Consolidated revenues	$403,285	$215,746	$791,958	$414,707

The Company’s operating income is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2006	2005	2006		2005
Metals Recycling Business	$18,867	$39,481	$36,174	(1)	$73,769
Auto Parts Business	3,630	6,963	11,986	(1)	13,952
Steel Manufacturing Business	16,246	5,358	32,316		18,118
Joint Ventures (2)	—	16,205	—		36,669
Corporate expense	(8,987)	(5,008)	(28,466)		(8,599)
Intercompany profit eliminations	1,814	739	1,285		(2,424)
Environmental matter	—	(7,725)	—		(8,225)	(3)
Total operating income	$31,570	$56,013	$53,295		$123,260

(1)
The Company elected to consolidate results of the businesses formed from the HNC separation and termination, and the Regional and GreenLeaf acquisitions as though the transactions had occurred at the beginning of the 2006 fiscal year. As a result, revenues and income from operations increased, which is offset by pre-acquisition interests. See Note 3 to the condensed consolidated financial statements.

(2)
As a result of the HNC joint venture separation and termination, the Joint Venture segment was eliminated and the results for the businesses acquired in this transaction, along with other smaller joint ventures, have been consolidated into the Metals Recycling Business beginning in fiscal 2006.

(3)	Fiscal 2005 environmental matter is related to the Hylebos Waterway project. See Note 4 to the condensed consolidated financial statements.

Note 10 - Subsequent Events:

On January 13, 2006, the Company entered into an agreement to sell its approximately one acre parcel in Portland, Maine on which it conducts metals recycling operations to the City of Portland for $0.6 million and to purchase a thirteen acre site from the City of Portland for approximately $1.5 million. Upon closing of the sales the City will lease the one acre parcel to the Company until the Company has relocated its metals recycling operations to the newly acquired property. Additionally, the City of Portland has agreed to pay the Company $1.0 million to reimburse costs to relocate its operations.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2006 AND 2005

On March 3, 2006, the Company fulfilled its stated intention to have its board composed of a majority of independent directors by electing William D. Larsson to its Board of Directors. Larsson is Senior Vice President and Chief Financial Officer of Precision Castparts Corp. At the Company’s 2006 annual meeting of shareholders held in January, two other independent directors were elected: Judith A. Johansen, former Chief Executive Officer of PacificCorp, and Mark L. Palmquist, Executive Vice President and Chief Operating Officer, Grains and Foods, of CHS, Inc. The new directors join incumbent independent directors Robert Ball, William Furman and Ralph Shaw.

On March 21, 2006 the Company adopted a shareholders rights plan (the “Rights Plan”). Under the Rights Plan, the Company issued a dividend of one preferred share purchase right (a “Right”) for each share of Class A Common Stock or Class B Common Stock held by shareholders of record as of the close of business on April 4, 2006. Except as provided below, each Right entitles shareholders to buy one one-thousandth of a share of Series A Participating Preferred Stock (“Series A Shares”) of the Company at an exercise price of $110.00, subject to adjustment in certain circumstances (e.g. for stock splits or stock dividends).

The Rights will initially trade with the Company’s common stock and are not exercisable. The Rights generally become exercisable if a person or group (other than the Schnitzer Steel Industries, Inc. Voting Trust or its trustees in their capacity as such) acquires beneficial ownership of 15% or more of the Company’s common stock or of the voting power of the Company’s common stock or if a person or group commences a tender or exchange offer that would have a similar effect. When the Rights become exercisable, holders of a Right (other than the unsolicited third party acquirer), shall be entitled to receive, in lieu of Series A Shares, common stock of the Company or of any third party acquirer having a value of twice the Rights’ then-current exercise price. The Company can redeem the Rights for $0.001 per Right prior to the time any person or group acquires 15% or more of the Company’s common stock or of the voting power of the Company’s common stock. The Rights will expire on March 21, 2016.

This summary description of the Rights Plan is qualified in its entirety by reference to the Rights Agreement, which has been filed as exhibit 4.1 hereto. The Rights Plan was not adopted in response to any specific effort to acquire control of the Company and is similar to plans adopted by other publicly traded companies.

On March 21, 2006, the Company purchased the forty percent minority interest in its Rhode Island metals recycling subsidiary. The purchase price of $25.3 million reflected an adjustment for certain distributions and repayment of $1.9 million of debt owed by the seller’s affiliates to the Company.

Also, see Note 5 to the condensed consolidated financial statements regarding an increase in the Company’s unsecured credit line in March 2006.

On March 29, 2006, the Company entered into a lease for its facility in Providence, Rhode Island. The lease has an initial term which expires December 31, 2010 and contains five five-year renewal options. The Company also has the right to terminate the lease before the end of the term under certain circumstances. Rent and fees under the lease are fixed for the initial term, are subject to annual minimums, and are subject to adjustment during the renewal terms based on the formulas in the lease. In connection with the execution of the lease, the parties settled and dismissed litigation pending between the parties, resulting in an exchange of releases.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Schnitzer Steel Industries, Inc. (the Company) operates in three vertically integrated business segments consisting of metal processing, recycling and trading (Metals Recycling Business), self-service and full-service used auto parts sales (Auto Parts Business), and mini-mill steel manufacturing (Steel Manufacturing Business). The Metals Recycling Business collects, processes and recycles metals by operating one of the largest metals recycling businesses in the United States. The Auto Parts Business operates as Pick-N-Pull, which the Company believes is one of the country’s leading self-service used auto parts networks, and as GreenLeaf, which the Company acquired in September 2005 and positions the Company in the full-service used auto parts market. Pick-N-Pull is also a supplier of auto bodies to the Metals Recycling Business, which processes the auto bodies into sellable recycled metal. The Steel Manufacturing Business purchases recycled metals from the Metals Recycling Business and other sources and uses its mini-mill to process the recycled metals into finished steel products. As a result of the vertical integration, the Company is able to transform auto bodies and other unprocessed metals into finished steel products. The acquisition of GreenLeaf is part of a growth strategy that the Company began to implement in fiscal 2005 through a series of business acquisitions in its Metals Recycling and Auto Parts Businesses.

Metals Recycling Business
The Company operates one of the largest metal recycling businesses in the United States. The Company buys, processes and sells ferrous metals to foreign and domestic steel producers, including its Steel Manufacturing Business, and nonferrous metals to both the domestic and export markets. In addition, the Metals Recycling Business engages in the metals trading business by purchasing processed metal from other recycled metals processors for shipment to either the Steel Manufacturing Business or third party customers without further processing.

On September 30, 2005, the Company and Hugo Neu Corporation (HNC) closed a transaction to separate and terminate their metals recycling joint venture relationships. As a result of this transaction, in addition to its previous recycling operations in Northern California, Washington and Oregon, the Company acquired recycling operations in the Northeast and Hawaii. In addition, the Company acquired full ownership of a metals trading business which purchases metals in parts of Russia and the Baltic region and the Company operated, through its wholly owned subsidiary, Schnitzer Global Exchange Corp. (Schnitzer Global Exchange). On October 31, 2005, the Company also purchased substantially all of the assets of Regional Recycling LLC (Regional), which operates ten metals recycling facilities located in Georgia and Alabama and gives the Company a significant presence in the growing market in Southeastern United States. Regional processes ferrous and nonferrous scrap metals without the use of shredders. For additional details concerning the HNC joint venture separation and termination and the Regional acquisition, see “Acquisitions and Transactions” below and Note 3 to the condensed consolidated financial statements.

Auto Parts Business
The Auto Parts Business operates as Pick-N-Pull and GreenLeaf in the United States and Canada. The Company believes Pick-N-Pull is one of the country’s leading self-service used auto parts networks. The Auto Parts Business purchases used and salvaged vehicles, sells used parts from those vehicles through its retail stores and wholesale operations, and sells the remaining portion of the vehicles to metal recyclers, including the Company’s Metals Recycling Business. Until September 30, 2005, the Auto Parts Business consisted of a network of Pick-N-Pull retail locations in ten states and two Canadian provinces operating exclusively as self-service used auto parts stores. These stores are self-service in that customers themselves remove used auto parts from vehicles in inventory.

SCHNITZER STEEL INDUSTRIES, INC.

During the first quarter of fiscal 2006, the Company acquired GreenLeaf, which is engaged in the business of full-service used auto parts sales primarily to commercial customers such as collision and mechanical repair shops. The acquired GreenLeaf locations are in Arizona, Florida, Georgia, Illinois, Massachusetts, Nevada, North Carolina, Ohio, Virginia and Texas. This acquisition significantly increased the presence of the Auto Parts Business in the southern, eastern and midwestern United States and represents the Company’s initial venture into the substantial full-service segment of the recycled auto parts market that services commercial customers. In full-service stores, professional staff members dismantle, test and inventory individual parts, which are then delivered to business or wholesale customers. Full-service stores also generally maintain newer cars in inventory. The Company is in the process of integrating GreenLeaf’s operations into Pick-N-Pull. Management has identified several GreenLeaf stores to convert to self-service locations; others will combine both full-service and self-service, and some will remain exclusively full-service. As of February 28, 2006, two of the acquired GreenLeaf locations have been closed and one has been converted to a self-service location. In addition, three of the locations serve as sales offices only. As of February 28, 2006, GreenLeaf operated is full service used auto parts sales business in three wholesale sales offices and 15 commercial locations throughout the United States. For additional details concerning the GreenLeaf acquisition, see “Acquisitions and Transactions” below and Note 3 to the condensed consolidated financial statements.

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

•	The joint ventures’ various interests in the Northeast operations that primarily operate in Massachusetts, New Hampshire, Rhode Island and Maine;
•	Full ownership in the Hawaii metals recycling business that was previously owned 100% by HNC;
•	A payment of $36.6 million in cash, net of debt paid, subject to post-closing adjustments.

HNC received the following as result of the HNC joint venture separation and termination:
•
The joint venture operations in New York, New Jersey and California, including the scrap processing facilities, marine terminals and related ancillary satellite sites, the interim New York City recycling contract, and other miscellaneous assets;

•	The assets and related liabilities of Hugo Neu Schnitzer Global Trade that are not related to the Russian and Baltic region trading business.

As described above, the separation resulted in the exchange of the joint venture interests, as well as cash and other assets, to provide for an equitable division. The agreement provides for potential purchase price adjustments based on the closing date working capital of the acquired Hawaii business as well as the joint ventures’ ending balances. The Company is in the process of determining whether any purchase price adjustments are necessary.

SCHNITZER STEEL INDUSTRIES, INC.

On October 31, 2005, the Company purchased substantially all of the assets of Regional for $65.5 million in cash and the assumption of certain liabilities.

Auto Parts Business. On September 30, 2005, the Company acquired GreenLeaf, five properties previously leased by GreenLeaf and certain GreenLeaf debt obligations. The total purchase price for the acquisition was $44.5 million, subject to post-closing adjustments. This acquisition may have a modestly dilutive effect on operating income in fiscal 2006 as the Company integrates GreenLeaf’s operations into Pick-N-Pull and converts certain stores to self-service locations or combination full-service and self-service locations, but is expected to provide growth in future years.

Management believes that the HNC joint venture separation and termination and the Regional and GreenLeaf acquisitions position the Company well as it continues to execute its growth strategy. Consideration for these recently acquired businesses was funded by the Company’s cash balances on hand and borrowings under its bank credit facility. The Company has recorded estimated environmental liabilities as a result of due diligence performed in connection with these acquisitions. See Note 4 to the condensed consolidated financial statements for further information regarding environmental and other contingencies.

Results of Operations

The Company’s revenues and operating results by business segment are summarized below (in thousands):

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2006	2005	2006		2005
REVENUES:
Metals Recycling Business:
Ferrous sales:
Processing	$205,579	$133,647	$360,852	(1)	$260,479
Trading	33,312	—	112,000		—
Nonferrous sales	54,301	16,943	100,061	(1)	32,597
Other sales	1,791	1,490	3,467		3,536
Total sales	294,983	152,080	576,380		296,612

Auto Parts Business	49,982	24,448	103,379	(1)	47,834
Steel Manufacturing Business	89,535	66,820	178,691		136,842
Intercompany sales eliminations	(31,215)	(27,602)	(66,492)		(66,581)
Total revenues	$403,285	$215,746	$791,958		$414,707

OPERATING INCOME (LOSS):
Metals Recycling Business:
Processing	$19,594	$39,481	$36,689	(1)	$73,769
Trading	(727)	—	(515)		—
Auto Parts Business	3,630	6,963	11,986	(1)	13,952
Steel Manufacturing Business	16,246	5,358	32,316		18,118
Joint Ventures (2)	—	16,205	—		36,669
Corporate expense	(8,987)	(5,008)	(28,466)		(8,599)
Intercompany profit eliminations	1,814	739	1,285		(2,424)
Environmental matter (3)	—	(7,725)	—		(8,225)
Total operating income	$31,570	$56,013	$53,295		$123,260

NET INCOME	$21,118	$35,981	$62,648		$78,917

SCHNITZER STEEL INDUSTRIES, INC.

(1)
The Company elected to consolidate results of the businesses formed from the HNC separation and termination, and the Regional and GreenLeaf acquisitions as though the transactions had occurred at the beginning of the fiscal year. As a result, revenues and income from operations increased, which are offset by pre-acquisition interests in the consolidated statement of operations. For more detailed discussion of the HNC joint venture separation and termination, and the Regional and GreenLeaf acquisitions, see Note 3 to the condensed consolidated financial statements.

(2)
As a result of the HNC joint venture separation and termination, the Joint Venture segment was eliminated and the results for the businesses acquired in the transaction, along with other smaller joint ventures have been consolidated into the Metals Recycling Businesses segment beginning in fiscal 2006.

(3)	Fiscal 2005 environmental matter is related to the Hylebos Waterway project. See Note 4 to the condensed consolidated financial statements.

The following table summarizes certain selected operating data for the Company:

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
METALS RECYCLING BUSINESS:
Average Ferrous Recycled Metal Sales Prices ($/LT) (1)
Domestic	$202	$220	$205	$221
Export	195	247	198	246
Total Processing	197	240	201	238
Trading	178	—	203	—

Ferrous Processing Sales Volume (LT, in thousands) (2)
Steel Manufacturing Business	148	110	302	269
Domestic	158	9	302	26
Export	606	357	970	652
Total	912	476	1,574	947

Ferrous Trading Sales Volumes (LT, in thousands)	154	—	461	—

Nonferrous Sales Volumes (pounds, in thousands) (2)	71,800	30,932	140,414	60,300

STEEL MANUFACTURING BUSINESS:
Average Sales Price ($/ton ) (1)	$522	$517	$519	$525

Finished Steel Products Sold (tons, in thousands)	165	125	331	251

AUTO PARTS BUSINESS:
Number of Self-Service Locations at End of Quarter	31	30
Number of Full-Service Locations at End of Quarter (3)	18	—

SCHNITZER STEEL INDUSTRIES, INC.

(1)	Price information is shown after a reduction for the cost of freight incurred to deliver the product to the customer.
(2)
The Company elected to consolidate results of the businesses formed from the HNC separation and termination and Regional acquisition as though the transactions had occurred at the beginning of the fiscal year. As a result, ferrous volume increased on a pro forma basis by 220,000 tons and nonferrous volume increased by 24,000 pounds for the six months ended February 28, 2006. See Note 1 to the condensed financial statements.

(3)	Reflects the addition of GreenLeaf to the Auto Parts Business in the first quarter of fiscal 2006.

General. During the first quarter, the Company added significant new operations to its Metals Recycling and Auto Parts Businesses through the separation and termination of its joint ventures with HNC and the acquisitions of Regional and GreenLeaf. As a result of these acquisitions, the Company’s revenues have nearly doubled compared with the first half of last fiscal year. The Company began the process of integrating the newly acquired businesses into its existing operations during the first quarter of fiscal 2006, and continued its efforts through the second quarter. The Company also continued a major capital spending program to upgrade and replace infrastructure and equipment. The recent acquisitions and capital improvements are expected to provide long-term benefits, although management expects they will result in some short-term disruption to operations.

Results for the Steel Manufacturing Business and the Auto Parts Business continue to be strong. Compared with the second quarter and year-to-date last year, operating results for the Steel Manufacturing Business improved due to stronger demand for rebar products. The Metals Recycling Business was impacted by a number of short-term factors that reduced sales volumes and margins. Operating income declined for the Metals Recycling Business as margins for ferrous metals were compressed by lower selling prices and relatively higher purchase costs for unprocessed metal.

As a result of the HNC joint venture separation and termination, the Joint Venture segment was eliminated and the results for the businesses acquired in this transaction, along with other smaller joint ventures, have been consolidated into the Metals Recycling Business beginning in fiscal 2006. Beginning in fiscal 2006, the average margins for the Metals Recycling Business are impacted by Schnitzer Global Exchange, the Company’s new trading business, which has different characteristics and produces lower margins than the processing business. Additionally the Northeast recycling facilities acquired in the HNC transaction operate in a highly competitive market and are expected to have lower margins as compared to the Company’s original West Coast operations.

The Company’s results of operations depend in large part on demand and prices for recycled metals in world markets and steel products in the Western United States. Beginning in fiscal 2004, and continuing into the first half of fiscal 2005, strong worldwide demand combined with a tight supply of recycled metals created significant price volatility and drove the Metals Recycling Business’ average selling prices to unprecedented highs. Average selling prices for recycled ferrous metals declined in the second half of fiscal 2005 due to the unsettled Asian markets, and continued to decline in the first half of fiscal 2006. However, even with these conditions, margins remain strong from a historical perspective caused by a finite supply of scrap metal and firm demand for finished steel products. In particular, the fluctuations of prices for recycled ferrous metals have a significant impact on the results of operations for the Metals Recycling Business and to a lesser extent on the Auto Parts Business.

For both the full-service and self-service Auto Parts Business, revenues for the wholesale product lines are principally affected by commodity metal prices. Year-to-date, the Auto Parts Business has been affected by the decline in the average selling prices for recycled metals, which has resulted in lower prices for crushed auto bodies as compared to the same period last year. Additionally, the strong domestic markets continue to support higher purchase prices for those vehicles. The self-service retail operations are somewhat seasonal and affected by weather conditions and promotional events. Since the stores are open to the natural elements, during periods of prolonged wet, cold or extreme heat, the retail business tends to slow due to the difficult working conditions for

SCHNITZER STEEL INDUSTRIES, INC.

customers. As a result, the Company’s first and third fiscal quarters tend to generate the greatest retail sales and the second and fourth fiscal quarters are slower for these operations.

Customer demand for steel products on the West Coast is very good, and average prices for the Company’s Steel Manufacturing Business remain strong by historical standards. However, there has been an increase in the amount of imported wire rod which has lower selling prices than the Company’s comparable products being delivered on the West Coast.

Second Quarter Fiscal 2006 Compared to Second Quarter Fiscal 2005

Revenues. Consolidated revenues for the quarter ended February 28, 2006 increased $187.5 million, or 87% from $215.7 million in the second quarter of fiscal 2005. Revenues for the second quarter of fiscal 2006 increased for all of the Company’s business segments. The Metals Recycling Business’ revenues increased primarily as a result of the businesses acquired in the HNC separation and termination, and the acquisition of Regional. In addition, export shipments in the second quarter rose from the lower levels experienced at the end of fiscal 2005 and into the first quarter of fiscal 2006. Demand for scrap metals in the worldwide metals markets continues to be strong. The Auto Parts Business’ revenues increased primarily as a result of the acquisition of GreenLeaf in September 2005 and four newly acquired self-service stores in January 2005. The Steel Manufacturing Business’ revenues increased primarily as a result of strong West Coast demand, which led to higher selling prices for finished steel products and higher sales volumes.

The Metals Recycling Business generated revenues of $295.0 million for the quarter ended February 28, 2006, before intercompany eliminations, an increase of $142.9 million, or 94%, over the same period of the prior year. This increase was caused by higher sales volume provided by the newly acquired businesses, which added revenue of approximately $146.6 million.

Ferrous revenues for the Company’s metals processing operations increased $71.9 million, or 54%, to $205.6 million. Total ferrous sales volume for the processing operations increased 436,000 tons, or 91%, over the prior year second quarter to 912,000 tons, which was largely due to the newly acquired businesses in the Southeastern and Northeastern United States. Sales volume for the Company’s previously owned West Coast operations increased 77,000 tons. The increase in volume was offset by an 18% decrease in the average net sales price to $197 per ton for the Company’s processed metals operations. Sales to the Steel Manufacturing Business increased 38,000 tons, or 35%, to 148,000 tons, while other domestic sales increased from 9,000 tons in the second fiscal quarter of 2005 to 158,000 tons in the same quarter of this year as a result of the Regional acquisition. Regional is situated in a growing recycled metals market in the Southeastern United States, which is home to many automobile and auto parts manufacturers. Regional sells its ferrous metal to domestic steel mills in its area, of which there are more than 20. The newly acquired metals trading operations of Schnitzer Global Exchange contributed $33.3 million in revenues, based on sales of 154,000 tons, for the second quarter of fiscal 2006.

Revenue from the Metals Recycling Business’ nonferrous metal sales increased $37.4 million, or 220%, over the prior year second quarter, which resulted from a $0.20, or 37%, increase in average net sales price to $0.74 per pound which was a result of the strong nonferrous markets and from an increase in shipments of 40.9 million pounds, or 132%. Total nonferrous shipped for the second fiscal quarter of 2006 was 71.8 million pounds.  The increase in sales price per pound was primarily a result of the increased Asian demand for nonferrous metals and partially due to the Regional acquisition, as Regional’s recycling operations produce a more valuable mix of nonferrous metals. The increase in pounds shipped was primarily due to the acquired businesses, which accounted for an additional 38.3 million pounds sold in the second quarter of fiscal 2006. Certain nonferrous metals are a byproduct of the shredding process, and quantities available for shipment are affected by the volume of materials processed in the Company’s shredders.

SCHNITZER STEEL INDUSTRIES, INC.

The Auto Parts Business generated revenues of $50.0 million, before intercompany eliminations, for the quarter ended February 28, 2006, an increase of $25.5 million, or 104%, over the same period of the prior year. This increase in revenues was primarily due to the acquisition of GreenLeaf in September 2005, as well as the addition of four self-service stores in January 2005.

The Steel Manufacturing Business generated revenues of $89.5 million for the quarter ended February 28, 2006, an increase of $22.7 million, or 34%, over the prior year quarter. Sales volumes in the second fiscal quarter of 2006 reached 165,000 tons, an increase of 32% over the same period last year, increasing revenues by $20.7 million, primarily due to strong demand for rebar products. Additionally, during the second quarter of fiscal 2005, customers reduced purchases of steel in an effort to reduce inventories on hand. By contrast, during the first quarter of fiscal 2006, customers were buying steel to replace inventories, and consumption of steel was strong. The average net selling price increased $5 per ton, or 1%, to $522 per ton, which resulted in increased revenue of $0.8 million. The average net selling price rose because of price increases in December for merchant bar and wire rod products and a stronger mix of rebar products.

Cost of Goods Sold. Consolidated cost of goods sold increased $183.5 million, or 118%, for the quarter ended February 28, 2006, compared with the same period last year. Cost of goods sold increased as a percentage of revenues from 72% to 84%. Gross profit increased $4.0 million to $64.7 million during the second fiscal quarter of 2006 as compared to the prior year quarter, which was driven by gross profit increases in the Company’s Auto Parts Business and Steel Manufacturing Business.

Cost of goods sold for the Metals Recycling Business increased $156.8 million, or 145%, to $265.3 million compared to the second fiscal quarter of 2005. As a percentage of revenues, cost of goods sold increased compared with the prior year quarter from 71% to 90%. Gross profit decreased by $13.9 million to $29.7 million. The decrease in gross profit percentage was primarily attributable to the businesses acquired through the HNC separation and termination, as these businesses have been experiencing narrower margins than the Company’s historical West Coast business. The margin variations for these businesses are due, in part, to more competitive markets for materials in the Northeast region, higher operating expenses due to outdated and inefficient equipment, higher freight costs to access certain foreign markets, and the lower margins generally inherent in the Schnitzer Global Exchange trading business. The Company has begun a major capital improvement program to upgrade infrastructure and equipment in the Northeast and throughout the Company to become more efficient and improve productivity. While Schnitzer Global Exchange, the Company’s new trading business, provides increased revenues, the associated trading margins are lower than the historical Metals Recycling Business. Although the Company attempts to maintain and grow margins by responding to changing recycled metals selling prices through adjustments to its metals purchase prices, the Company’s ability to do so in the trading business is particularly limited by competitive and other market factors.

Cost of goods sold for the Auto Parts Business increased $19.8 million, or 138%, compared to the fiscal 2005 second quarter. As a percentage of revenues, cost of goods sold increased compared with the prior year quarter from 59% to 68%. The higher cost of sales was primarily due to the acquisition of GreenLeaf in September 2005 and four self-service stores in January 2005. Cost of sales also increased due to strong demand for unprocessed metals that resulted in higher car purchase costs, and because GreenLeaf typically purchases newer vehicles, resulting in a higher purchase price and lower margins as compared to the older model vehicles that Pick-N-Pull purchases. Gross profit increased $5.7 million, or 56%, over the prior year second quarter due to the acquisition of GreenLeaf in September 2005. During the quarter, the operations acquired in the GreenLeaf transaction recorded an operating loss as the Company continued the process of integrating GreenLeaf’s operations into Pick-N-Pull’s operations.

SCHNITZER STEEL INDUSTRIES, INC.

Cost of goods sold for the Steel Manufacturing Business increased $11.5 million, or 19%, as compared to the fiscal 2005 second quarter. The overall increase in cost of sales was primarily caused by a 32% increase in sales volume. As a percentage of revenues, cost of goods sold declined compared with the prior year quarter from 91% to 81%. The Steel Manufacturing Business continues to see the benefits from the new furnace installed at its mini-mill last year, production incentives recently negotiated with the steelworkers union and other improvements in business practices, which has all contributed to reducing the cost of goods sold per ton. As a result of the increased production volumes, lower cost per ton of producing steel and lower average costs for raw materials purchased, along with the increase in the average sales price, gross profit improved by $11.2 million to $17.4 million for the quarter. In addition, gross profit improved as compared to fiscal 2005 second quarter because during the fiscal 2005 second quarter the Company’s steel mill incurred approximately $5.0 million in costs related to a melt shop shutdown and furnace replacement project which was completed in December 2004.

Selling, General and Administrative Expense.  Compared with the second quarter of fiscal 2005, selling, general and administrative expense for the same quarter this fiscal year increased $20.4 million, or 155%, to $33.5 million. As a percentage of revenues, selling, general and administrative expense increased by 2%, from 6% to 8%. A significant portion of the increase, $13.3 million, was attributed to the acquisitions that took place in the first quarter of fiscal 2006. Additionally, compensation costs increased approximately $2.0 million as the Company’s infrastructure has grown to accommodate these acquisitions. The Company incurred higher legal, accounting and professional fees of $1.3 million, including a $1.0 million increase in legal expenses related to the Audit Committee’s investigation of past payment practices in Asia as discussed in Note 4 to the condensed consolidated financial statements. The adoption of FAS 123(R) in fiscal 2006 resulted in stock-based compensation expense of $1.1 million for the quarter. The Company also recognized compensation costs of $0.5 million for awards under its long-term incentive plan approved in fiscal 2006 as discussed in Note 7 to the condensed consolidated financial statements.

Environmental Matter. The Company did not incur any environmental matter charges during the second quarter of fiscal 2006. During the second quarter of fiscal 2005, the Company recorded environmental charges of $7.7 million for additional estimated costs related to the ongoing remediation of the head of the Hylebos Waterway adjacent to the Company’s Tacoma, Washington metals processing facility. An estimate of this liability was initially recognized as part of the 1995 acquisition of the Tacoma facility. The cost estimate was based on the assumption that dredge removal of contaminated sediments would be accomplished within one dredge season during July 2004 through February 2005. However, due to a variety of factors, including dredge contractor operational issues and other dredge related delays, the dredging was not completed during the first dredge season. As a result, the Company increased its environmental reserve by $7.7 million related to this project, primarily to account for additional estimated costs to complete this work during a second dredging season. The Company has filed a complaint to recover damages and a significant portion of the increased costs incurred in the second dredging season to complete the project. However, generally accepted accounting principles do not allow the Company to recognize the benefits of any such recoveries until receipt is probable and can be reasonably estimated.

Interest Expense. Interest expense for the second quarter of fiscal 2006 increased by $0.1 million (16%) to $0.4 million compared with the second quarter of fiscal 2005. The increase was a result of higher average debt balances and an increase in the loan interest rate during the fiscal 2006 second quarter compared with the fiscal 2005 second quarter. For more information, see Note 5 to the condensed consolidated financial statements.

Income Tax Provision. The 33% tax rate for the second quarter of fiscal 2006 is comparable to the 35% rate for the same quarter last year because the Company’s management anticipates that the reduction of Extraterritorial Income Exclusion (ETI) tax benefits occasioned by the American Jobs Creation Act of 2004 (the Act) will be offset by the new Qualified Production Activities Income tax benefits brought about by the Act.

SCHNITZER STEEL INDUSTRIES, INC.

First Half of Fiscal 2006 Compared to First Half of Fiscal 2005

Revenues. Consolidated revenues for the six months ended February 28, 2006 increased $377.3 million, or 91%, from $414.7 million in the first half of fiscal 2005. Revenues for the first half of fiscal 2006 increased for all of the Company’s business segments. The Metals Recycling Business’ revenues increased primarily as a result of the businesses acquired in the HNC separation and termination, and the acquisition of Regional. The Auto Parts Business revenues increased primarily as a result of the acquisition of GreenLeaf in September 2005 and four newly acquired self-service stores in January 2005. The Steel Manufacturing Business’ revenues increased primarily as a result of strong West Coast demand, which led to higher sales volumes primarily for rebar.

The Metals Recycling Business generated revenues of $576.4 million for the six months ended February 28, 2006, before intercompany eliminations, an increase of $279.8 million, or 94%, over the same period of the prior year. This increase was caused by higher sales volume provided by the newly acquired businesses, which added revenue of approximately $314.7 million, and was partially offset by an approximately $35.0 million decline in revenues from the Company’s previously owned West Coast recycled metals facilities due to lower average net selling prices.

Ferrous revenues for the Company’s metals processing operations increased $100.4 million, or 39%, to $360.9 million. Total ferrous sales volume for the processing operations increased 627,000 tons, or 66%, over the prior year’s first half to 1,574,000 tons, which was predominantly due to the newly acquired businesses in the Southeastern and Northeastern United States. Sales volume for the Company’s previously owned West Coast operations remained unchanged. The increase in volume was offset by a 16% decrease in the average net sales price to $201 per ton for the Company’s processed metals operations. Sales to the Steel Manufacturing Business increased 33,000 tons, or 12%, to 302,000 tons, while other domestic sales increased from 26,000 tons in the first half of fiscal 2005 to 302,000 tons in the same period of this year as a result of the Regional acquisition. The newly acquired metals trading operations of Schnitzer Global Exchange contributed $112.0 million in revenues, based on sales of 461,000 tons, for the first half of fiscal 2006.

Revenue from Metals Recycling Business’ nonferrous metal sales increased $67.5 million, or 207%, over the first six months of fiscal 2005, which resulted from both a $0.16, or 30%, increase in average net sales price to $0.70 per pound and from an increase of 80.1 million pounds, or 133%, increase in pounds shipped. Total nonferrous shipped for the first half of 2006 was 140.4 million pounds.  The increase in sales price per pound was primarily a result of the increased Asian demand for nonferrous metals and partially due to the Regional acquisition, as Regional’s recycling operations produce a more valuable mix of the nonferrous product. The increase in pounds shipped was primarily due to the acquired businesses, which accounted for an additional 72.8 million pounds sold in the first half of fiscal 2006.

The Auto Parts Business generated revenues of $103.4 million, before intercompany eliminations, for the six months ended February 28, 2006, an increase of $55.5 million, or 116%, over the same period of the prior year. This increase in revenues was primarily due to the acquisition of GreenLeaf in September 2005 as well as the addition of four self-service stores in January 2005.

The Steel Manufacturing Business generated revenues of $178.7 million for the six months ended February 28, 2006, an increase of $41.8 million, or 31%, over the same period in the prior year. Sales volumes in the first half of 2006 increased 32% to 331,000 tons over the same period last year, increasing revenues by $41.9 million, primarily due to stronger demand for rebar products. During the first half of fiscal 2005, customers reduced purchases of steel in an effort to reduce inventories on hand. By contrast, during the first half of fiscal 2006, customers were buying steel to replace inventories, and consumption of steel was strong. The average net selling price decreased by $6 per ton, or 1%, to $519 per ton, which resulted in decreased revenue of $2.0 million.

SCHNITZER STEEL INDUSTRIES, INC.

Cost of Goods Sold. Consolidated cost of goods sold increased $367.7 million, or 125%, for the six months ended February 28, 2006, compared with the same period last year. Cost of goods sold increased as a percentage of revenues from 71% to 84%. Gross profit increased $9.6 million to $129.8 million during the first half of fiscal 2006 as compared to the prior year period, which was driven by gross profit increases in the Company’s Auto Parts Business and the Steel Manufacturing Business.

For the six months ended February 28, 2006, the cost of goods sold for the Metals Recycling Business increased $304.9 million, or 142%, to $519.3 million compared to the first half of fiscal 2005. As a percentage of revenues, cost of goods sold increased compared with the prior year quarter from 72% to 90%. Gross profit decreased by $25.1 million to $57.1 million. The decrease in gross profit percentage was primarily attributable to the businesses acquired through the HNC separation and termination, as these businesses have been experiencing narrower margins than the Company’s historical West Coast business. The margin variations for these businesses are due, in part, to more competitive markets for materials in the Northeast regions, higher operating expenses due to outdated and inefficient equipment, higher freight costs to access certain foreign markets and the lower margins generally inherent in the Schnitzer Global Exchange trading business. The Company has begun a major capital improvement program to upgrade infrastructure and equipment in the Northeast and throughout the Company to become more efficient and improve productivity. In addition, the first quarter of fiscal 2006’s East Coast processing volumes were negatively impacted by a two-month shutdown of the Rhode Island shredder to install a new, more efficient, and environmentally friendly shredder motor as well as low beginning inventories at all the Northeast yards. The lower processing volumes contributed to higher processing costs, which caused the East Coast operations to record a small loss for the quarter. While Schnitzer Global Exchange, the Company’s new trading business, provides increased revenues, the associated trading margins are lower than the historical Metals Recycling Business. Although the Company attempts to maintain and grow margins by responding to changing recycled metals selling prices through adjustments to its metals purchase prices, the Company’s ability to do so in the trading business is particularly limited by competitive and other market factors.

Cost of goods sold for the Auto Parts Business increased $39.0 million, or 142%, compared to the first half of fiscal 2005. As a percentage of revenues, cost of goods sold increased compared with the prior year-to-date from 57% to 64%.

The higher cost of sales was primarily due to the acquisition of GreenLeaf in September 2005 and four self-service stores in January 2005. Cost of sales also increased due to strong demand for unprocessed metals that resulted in higher car purchase costs and because GreenLeaf typically purchases newer vehicles resulting in a higher purchase price and lower margins as compared to the older model vehicles that Pick-N-Pull purchases. Gross profit increased $16.5 million, or 81%, over the first six months of fiscal 2005 due to the acquisition of GreenLeaf in September 2005 and the addition of four new self-serve stores in January 2005. During the first six months of fiscal 2005, the operations acquired in the GreenLeaf transaction recorded a slight operating loss as the Company continued the process of integrating GreenLeaf’s operations into Pick-N-Pull’s operations.

Cost of goods sold for the Steel Manufacturing Business increased $27.4 million, or 23%, as compared to the first six months of fiscal 2005. The overall increase in cost of sales was primarily caused by a 32% increase in sales volume. As a percentage of revenues, cost of goods sold declined compared with the prior year-to-date, from 85% to 81%. The Steel Manufacturing Business continues to see the benefits from the new furnace installed at its mini-mill last year, production incentives recently negotiated with the steelworkers union and other improvements in business practices which has all contributed to reducing the cost of goods sold per ton. Overall, production and raw material purchase costs per ton have declined and sales volumes have improved, more than offsetting the decline in the average sales price, resulting in an increase in gross profit of $14.5 million.

SCHNITZER STEEL INDUSTRIES, INC.

Selling, General and Administrative Expense.  Compared with the first half of fiscal 2005, selling, general and administrative expense for the same period this fiscal year increased $53.2 million, or 209%, to $78.6 million. As a percentage of revenues, selling, general and administrative expense increased by 4%, from 6% to 10%. A significant portion of the increase, $27.5 million, was attributed to the acquisitions that took place in the first quarter of fiscal 2006. Additionally, compensation costs increased approximately $3.4 million as the Company’s infrastructure has grown to accommodate these acquisitions. The increase in selling, general and administrative expense was also due, in part, to the charge associated with the reserve of $11.0 million related to the penalties that the Company estimates will be imposed by the DOJ and the SEC in connection with the past payment practices in Asia, as discussed in Note 4 to the condensed consolidated financial statements. The Company also incurred higher legal, accounting and professional fees of $3.5 million including a $2.6 million increase in legal expenses related to the Audit Committee’s investigation of past payment practices in Asia, as discussed in Note 4 to the condensed consolidated financial statements. The adoption of FAS 123(R) in fiscal 2006 resulted in stock-based compensation expense of $1.6 million for the first half of fiscal 2006. The Company also recognized compensation costs of $0.5 million for awards under its long-term incentive plan, approved in fiscal 2006 as discussed in Note 7 to the condensed consolidated financial statements.

Other Income (Expense). The Company recorded a gain of $54.6 million which arose from the HNC separation and termination. Based on the values determined by the valuations of the assets and liabilities acquired and assumed, the Company recorded a gain for the difference between the excess values of businesses acquired over the carrying value of the businesses sold. The Company elected to consolidate the results of the businesses formed from the HNC separation and termination and the GreenLeaf acquisition as though the transactions had occurred at the beginning of the fiscal year. As a result, there was a $9.1 million gain related to debt extinguishment associated with the GreenLeaf acquisition. For a more detailed discussion of the HNC joint venture separation and termination and the GreenLeaf acquisition, see Notes 1 and 3 to the condensed consolidated financial statements.

Environmental Matter. The Company did not incur any environmental matter charges during the first half of fiscal 2006. During the first half of fiscal 2005, the Company recorded environmental charges of $8.2 million for additional estimated costs related to the ongoing remediation of the head of the Hylebos Waterway adjacent to the Company’s Tacoma, Washington metals processing facility. An estimate of this liability was initially recognized as part of the 1995 acquisition of the Tacoma facility. The cost estimate was based on the assumption that dredge removal of contaminated sediments would be accomplished within one dredge season during July 2004 through February 2005. However, due to a variety of factors, including dredge contractor operational issues and other dredge related delays, the dredging was not completed during the first dredge season. As a result, the Company increased its environmental reserve by $8.2 million related to this project, primarily to account for additional estimated costs to complete this work during a second dredging season. The Company has filed a complaint to recover damages and a significant portion of the increased costs incurred in the second dredging season to complete the project. However, generally accepted accounting principles do not allow the Company to recognize the benefits of any such recoveries until receipt is probable and can be reasonably estimated.

Interest Expense. Interest expense for the first half of fiscal 2006 increased by $0.8 million (119%) to $1.4 million compared with the first half of fiscal 2005. The increase was a result of higher average debt balances and an increase in the loan rate during the fiscal 2006 first half compared with the fiscal 2005 first half. For more information, see Note 5 to the condensed consolidated financial statements.

Income Tax Provision. The tax rate for the six months ended February 28, 2006 was 39%, compared to a 35% rate for the same period last year due to two events that occurred in the first quarter of fiscal 2006. First, an $11.0 million charge was accrued for estimated penalties associated with the DOJ and SEC investigation, though the ultimate amount of penalties will not be determinable until the end of the investigation. This charge is currently being treated as nondeductible, pending an exact determination upon the eventual closure of the investigation. Secondly, the HNC separation and termination required the Company to record a gain of $54.6 million for the

SCHNITZER STEEL INDUSTRIES, INC.

difference between the fair market values of the businesses acquired over the carrying values of the businesses sold. Because the gain will not benefit from the Extraterritorial Income Exclusion (ETI) on export sales or the new Qualified Production Activities Income deduction, it will likely be taxed at an effective tax rate of 38%, which is higher than the rate applicable to the balance of the Company’s income.

Liquidity and Capital Resources

Net cash provided by operations for the six months ended February 28, 2006 was $53.1 million, compared with $25.7 million for the same period in the prior fiscal year. The increase was due to a reduction in accounts receivable, inventories, prepaid expenses and other assets, an increase in accrued liabilities and the change in equity accounting for the joint ventures associated with the HNC separation and termination agreement, which was offset by the gain on the disposition of the joint ventures, lower net income, and a reduction in accounts payable.

Capital expenditures for the six months ended February 28, 2006 were $37.5 million, compared with $15.2 million during the first six months of fiscal 2005. The increase was due to a significant number of on-going infrastructure improvement projects in the Company’s Metals Recycling Business, including preparation for the installation of a mega-shredder and dock repairs in the Portland, Oregon recycling facility and the installation of a mega-shredder and general yard improvements at the Everett, Massachusetts recycling facility. The Company also incurred expenditures in the Auto Parts Business for the conversion of full-service GreenLeaf locations into Pick-N-Pull self-service stores. The Company plans to invest an additional $50 million on capital improvement projects in the next two fiscal quarters. Additionally, the Company continues to explore other capital projects that are expected to provide productivity improvements and add shareholder value.

Accrued environmental liabilities as of February 28, 2006 were $45.1 million, compared with $23.5 as of August 31, 2005, due to the acquisitions discussed in Note 3 to the condensed consolidated financial statements, partially offset by spending charged against the environmental reserve. During the next 12 months, the Company expects to pay approximately $6.6 million relating to previously accrued remediation projects, including the remediation on the Hylebos Waterway located in the State of Washington as discussed in Note 4 to the condensed consolidated financial statements. Additionally, the Company anticipates future cash outlays as it incurs the actual cost relating to the remediation of identified environmental liabilities. The future cash outlays are anticipated to be within the amounts established as environmental liabilities.

On November 8, 2005, the Company entered into an amended and restated unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The new agreement provides for a five-year, $400 million revolving loan maturing in November 2010. The agreement prior to restatement provided for a $150 million revolving loan maturing in May 2006. Interest on outstanding indebtedness under the restated agreement is based, at the Company’s option, on either LIBOR plus a spread of between 0.625% and 1.25%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.15% and 0.25% based on a pricing grid tied to the Company’s leverage ratio. The restated agreement contains various representations and warranties, events of default and financial and other covenants, including covenants requiring maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of February 28, 2006, the Company had borrowings outstanding under this credit facility of $70 million and was in compliance with such covenants, representations and warranties. The Company also has an additional unsecured credit line, which was increased on March 1, 2006 by $5 million to $15 million. Interest on outstanding indebtedness is set by the bank at the time of borrowing. This additional debt agreement, which is uncommitted, also has certain restrictive covenants. As of February 28, 2006, the Company had no outstanding debt under this credit facility.

SCHNITZER STEEL INDUSTRIES, INC.

In July 2002, the Company’s metals recycling joint ventures with HNC entered into a revolving credit facility (JV Credit Facility) with a group of banks for working capital and general corporate purposes. During February 2004, the facility was increased to $110 million. Upon the closing of the agreement for the separation and termination of the Company’s joint ventures with HNC on September 30, 2005, as described in Note 3 to the condensed consolidated financial statements, HNC paid the Company $52.3 million in cash. The Company also received approximately $1.4 million for previously undistributed earnings of the joint ventures net of the Company’s share of outstanding borrowings under the JV Credit Facility as of that date. Following such earnings distributions, the Company and HNC each were obligated to repay the portion of the JV Credit Facility borrowed on behalf of the joint venture businesses it acquired in the transaction. The outstanding balance was repaid and the JV Credit Facility was terminated upon closing of the separation and termination agreement on September 30, 2005.

On September 30, 2005, the Company acquired GreenLeaf, five store properties leased by GreenLeaf and certain GreenLeaf debt obligations. Total consideration for the acquisition was $44.5 million, subject to post-closing adjustments.

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

The Company makes contributions to a defined benefit pension plan, several defined contribution plans and several multiemployer pension plans. Contributions vary depending on the plan and are based upon plan provisions, actuarial valuations and negotiated labor agreements. The Company anticipates making contributions of approximately $5.0 million to the various benefit plans in fiscal 2006, primarily in the third and fourth quarters.

Management evaluates long- and short-range forecasts as well as anticipated sources and uses of cash before determining the course of action that would best enhance shareholder value. During fiscal 2005 and the first half of fiscal 2006, the Company made significant investments in capital equipment and completed several acquisitions to both grow the business and enhance shareholder value. The Company is currently engaged in a growth strategy to enhance shareholder value. Pursuant to a stock repurchase program approved in 1996, the Company is authorized to repurchase up to 3.0 million shares of its stock when the market price of the Company’s stock is not reflective of management’s opinion of an appropriate valuation of the stock. During the first six months of fiscal 2006, the Company made no share repurchases. As of February 28, 2006, the Company had repurchased a total of 1.3 million shares under this program.

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

SCHNITZER STEEL INDUSTRIES, INC.

Outlook

The Company believes the factors that will affect its results in the third quarter of 2006 include:

Metals Recycling Business:

Pricing. The export markets are expected to remain subject to cyclical fluctuations. Based on sales booked to date and the Company’s current view of the market, average net selling prices in the processing operation are expected to be up slightly from the second quarter of this year. Average sales prices in the Global Trading business are expected to approximate prices in the processing business as the product mix improves.

The Company continues to expect competition for the purchase of materials due to the strong worldwide demand for recycled metal.   However, purchases prices may rise at a lower rate than sales prices, providing an opportunity for improved margins.

Sales volumes. Ferrous scrap volumes in the domestic processing business are expected to increase slightly in the third quarter. Sales volumes in the Global Trading business are expected to nearly double from the second quarter as the impact of winter weather shipping conditions is reduced and higher market prices increase the flow of processed material available for purchase from Russia and the Baltic Sea region.

Auto Parts Business:

The third quarter in the self-service Auto Parts Business has historically been one of the strongest periods for retail demand. Customer admissions and retail parts sales are expected to increase compared to the second quarter and be slightly improved from the third quarter of 2005. Wholesale revenues from the sale of cores and scrapped auto bodies are also expected to increase from the second quarter based on higher expected scrap metal prices.

Margins in the third quarter are expected to improve compared to the second quarter due to higher revenues from retail and core sales. As scrap prices remain high, the Company continues to see significant competition for the purchase of auto bodies, which results in higher costs to purchase inventory. Higher purchase costs for inventory are expected to result in margins which will be lower than during the third quarter of 2005.

The integration of the GreenLeaf operation is expected to result in the conversion of two additional full-service locations to self-service stores toward the end of the third quarter. Due to advertising and other start-up costs which are incurred before a store begins retail operations, the stores going through the conversion process will be a drag on operating earnings until such time as all stores are converted.

The GreenLeaf full-service operation is expected to break-even or post a small profit during the quarter.

SCHNITZER STEEL INDUSTRIES, INC.

Steel Manufacturing Business:

Pricing.  West Coast consumption of finished steel long products continues to remain strong, and the Company is seeing good demand for rebar and merchant bar. Based on current market conditions, the Company expects average prices for the third quarter to approximate the second quarter of this year and be slightly higher than the third quarter of last year. Increased competition from imports, particularly for wire rod, could put downward pressure on pricing.

Volumes. The Company continues to see strong demand for finished steel products and customer inventories remain low. As a result, third quarter sales volumes are expected to be slightly higher than the 172,000 tons shipped in the third quarter of 2005.

Factors That Could Affect Future Results

This Form 10-Q, including Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and including, particularly, the "Outlook" section, contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the Company's outlook for the business, and can be identified generally because they contain "expect," "believe," "anticipate," "estimate" and other words that convey a similar meaning. One can also identify these statements as statements that do not relate strictly to historical or current facts. Examples of factors affecting the Company that could cause actual results to differ materially from current expectations are the following: volatile supply and demand conditions affecting prices and volumes in the markets for both the Company's products and raw materials it purchases; world economic conditions; world political conditions; changes in federal and state income tax laws; impact of pending or new laws and regulations regarding imports and exports into the United States and other foreign countries; foreign currency fluctuations; competition; seasonality, including weather; energy supplies; freight rates; loss of key personnel; the inability to complete expected large scrap export shipments in the current quarter; consequences of the pending investigation by the Company's audit committee into past payment practices in Asia; business integration issues relating to acquisitions of businesses and the separation of the joint venture business described above; and business disruptions resulting from installation or replacement of major capital assets, as discussed in more detail under the heading "Factors That Could Affect Future Results" in the Company's most recent annual report on Form 10-K or quarterly report on Form 10-Q. One should understand that it is not possible to predict or identify all factors that could cause actual results to differ from the Company's forward-looking statements. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. The Company does not assume any obligation to update any forward-looking statement.

Examples of factors affecting the Company that could cause actual results to differ materially are the following:

Cyclicality and General Market Considerations: Purchase and selling prices for recycled metals are highly cyclical in nature and subject to worldwide economic conditions. In addition, the cost and availability of recycled metals are subject to global supply and demand conditions which are volatile and beyond the Company’s control, resulting in periodic fluctuations in recycled metals prices and working capital requirements. For example, beginning in fiscal 2004, and continuing into the first half of fiscal 2005, strong worldwide demand combined with a tight supply of recycled metals drove the Metals Recycling Business’ average selling prices to unprecedented highs. However, average selling prices for recycled ferrous metals declined in the second half of fiscal 2005 due to the unsettled Asian markets, and continued to decline in the first half of fiscal 2006.

SCHNITZER STEEL INDUSTRIES, INC.

Fluctuations of prices for recycled ferrous metals have a significant impact on the results of operations for the Metals Recycling Business and to a lesser extent on the Auto Parts business. While the Company attempts to maintain and grow margins by responding to changing recycled metals selling prices through adjustments to its metals purchase prices, the Company’s ability to do so is limited by competitive and other market factors. Increases in recycled metals selling prices may also adversely affect the operating results of the Company’s Steel Manufacturing Business because increases in steel prices generally lag increases in ferrous recycled metals prices.

Additionally, changing prices could potentially impact the volume of recycled metal available to the Company, the subsequent volume of processed metal sold by the Company, inventory levels and the timing of collections and levels relating to the Company’s accounts receivable balances.

The steel industry is also highly cyclical in nature and sensitive to general economic conditions. Presently, customer demand for steel products on the West Coast is good, and average prices for the Company’s Steel Manufacturing Business are strong by historical standards. However, future economic downturns or a stagnant economy may adversely affect the performance of the Company’s Steel Manufacturing Business.

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

Another factor which may affect revenues relates to the seasonal reduction in demand from foreign customers, who tend to reduce their finished steel production and corresponding scrap metal requirements during the summer months to offset higher energy costs.

The Company makes a number of large ferrous recycled metals shipments to foreign steel producers each year. Customer requirements, shipping schedules and other factors limit the Company’s control over the timing of these shipments. Variations in the number of foreign shipments from quarter to quarter will result in fluctuations in quarterly revenues and operating income. The Company’s expectations regarding ferrous metal sales prices and volumes, as well as operating income, are based in part on a number of assumptions which are difficult to predict (for example, uncertainties relating to customer orders, metal availability, estimated freight rates, ship availability, cost and volume of unprocessed inventory and production output, etc.).

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

SCHNITZER STEEL INDUSTRIES, INC.

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

The Auto Parts Business competes with both full-service and self-service auto dismantlers as well as larger well financed more traditional retail auto parts chains for retail customers. Periodically, the Auto Parts Business increases prices, which may affect customer flow and buying patterns. Additionally, in markets where the Company has one or only a few stores it does not have the same pricing power it experiences in markets where it has multiple locations. As this segment expands, the Company may experience new competition from others attempting to replicate the Company’s business model. The ultimate impact of these dynamics cannot be predicted. The business competes for its automobile inventory with other dismantlers, used car dealers, auto auctions and metal recyclers. The Auto Parts Business has recently seen increased competition for automobile inventory from overseas mills and from motorists in Russia, Eastern Europe and Latin America. Inventory costs can fluctuate significantly depending on market conditions and prices for recycled metal.

SCHNITZER STEEL INDUSTRIES, INC.

The domestic steel industry also is highly competitive. Steel prices can be highly volatile and price is a significant competitive factor. The Company competes domestically with several steel producers in the Western United States for sales of its products. In recent years, the Company has experienced significant foreign competition, which is sometimes subsidized by large government agencies. There can be no assurance that such competition will not increase in the future. In the spring of 2002, the U.S. Government imposed anti-dumping and countervailing duties against wire rod products from eight foreign countries. However, there are other countries that import wire rod products where the imports are not subject to duties. These duties have assisted the Company in increasing sales of wire rod products; any expiration or termination of the duties could have a corresponding adverse effect. The Company has experienced increased competition for certain products by foreign importers during fiscal 2005 and 2006. In particular, in the West Coast market there has been an increase in the amount of imported wire rod which has lower selling prices than the Company’s comparable products. The Company believes that the rise in import levels is attributable to the increase in selling prices in the West Coast market, which potentially allow the import sales to be more profitable to the foreign companies.

The steel manufacturing industry has been consolidating over the last several years and recently one of the Company’s competitors closed its West Coast manufacturing facility. Any future start-up of operations of this manufacturing facility could negatively impact the Company’s recycled metal and finished steel markets, prices, margins and potentially, cash flow.

In general, given the unprecedented profitability levels of the Company and other recycled metals and steel companies over the last two years, competitors may be attracted to the Company’s markets, which may adversely affect the Company’s ability to protect its profit margins.

Geographical Concentration: Over the last few years, a significant portion of the revenues and operating profits earned by the Company’s Metals Recycling Business has been generated from sales to Asian countries, principally China and South Korea.  In addition, the Company’s sales in these countries are also concentrated with relatively few customers that vary depending on buying cycles and general market conditions.  The Company’s sales have expanded to a broader geographic area with recent business acquisitions. As always, a significant change in buying patterns, political events, changes in regulatory requirements, tariffs and other export restrictions in the United States or these foreign countries, severe weather conditions or general changes in economic conditions could adversely affect the financial results of the Company.

Pending Investigation: As discussed in Part II, Item 1 “Legal Proceedings” and Note 4 to the condensed consolidated financial statements, the Board of Directors authorized the Audit Committee to engage independent counsel and conduct a thorough, independent investigation of the Company’s past practice of making improper payments to the purchasing managers of customers in Asia in connection with export sales of recycled ferrous metals. The Board of Directors also authorized and directed that the existence and the results of the investigation be voluntarily reported to the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC), and that the Company cooperate fully with those agencies. The Audit Committee notified the DOJ and the SEC of the independent investigation, engaged outside counsel to assist in the independent investigation and instructed outside counsel to fully cooperate with the DOJ and the SEC and to provide those agencies with the information obtained as a result of the independent investigation. On August 23, 2005, the Company received from the SEC a formal order of investigation related to the independent investigation. The Audit Committee is continuing its independent investigation. The Company, including the Audit Committee, continues to cooperate fully with the DOJ and the SEC. The investigations of the Audit Committee, the DOJ and the SEC of the Company’s past practice of making improper payments are not expected to affect the Company's previously reported financial results. However, the Company expects to enter into agreements with the DOJ and the SEC to resolve the above-referenced matters and believes that it is probable that the DOJ and the SEC will impose penalties on, and require disgorgement of certain profits by, the Company as a result of their investigations.  The Company estimates that the total amount of these penalties and disgorgement will be within a range of $11 million to $15 million. In the first fiscal quarter of 2006, the Company established a reserve

SCHNITZER STEEL INDUSTRIES, INC.

totaling $11 million in connection with this estimate. The precise terms of any agreements to be entered into with the DOJ and the SEC, however, remain under discussion with these two agencies. The Company, therefore, cannot predict with certainty the final outcome of the aforementioned investigations or whether the Company or any of its employees will be subject to any additional remedial actions following completion of these investigations. It is also possible that these investigations could lead to criminal charges, civil enforcement proceedings and civil lawsuits.

Union Contracts: The Company has a number of union contracts, several of which were recently re-negotiated. If the Company is unable to reach agreement on the terms of new contracts with any of its unions during future negotiations, the Company could be subject to work slowdowns or work stoppages.

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

Recently Acquired Businesses and Future Business Acquisitions: As discussed above under “Acquisitions and Transactions” and in Note 3 to the condensed consolidated financial statements, the Company recently completed transactions to separate and terminate its metals recycling joint venture relationships with HNC and to purchase the assets of Regional and GreenLeaf. With the separation of the joint ventures, the Company acquired direct ownership of metals recycling businesses in the Northeast and Hawaii and a metals trading business in parts of Russia and the Baltic region. The day-to-day operations of these businesses were overseen by HNC prior to the separation. The Company will depend on key employees of those businesses, particularly those involved in the metals trading operations, to provide continuity in operating those businesses. The Company will also hire additional key employees to help manage those businesses. Loss of or failure to hire key personnel or other transition issues could adversely affect the Company.

SCHNITZER STEEL INDUSTRIES, INC.

Additionally, given the significance of these recently acquired businesses relative to the size of the Company, integration of these businesses will be challenging. Any failure to adequately integrate these businesses may result in adverse impacts on the Company’s profitability.

The Company, throughout its history, has made a number of acquisitions as management attempts to improve the value of the Company for its shareholders. It is anticipated that the Company will continue to pursue additional expansion of the Metals Recycling Business and Auto Parts Business. Each acquisition comes with its own inherent risks that make it difficult to predict the ultimate success of the transaction. An acquisition may have a negative and/or unexpected impact on the Company’s cash flow, operating income, net income, net income per share and financial position.

Trading Business Risks: Schnitzer Global Exchange has various risks associated with its business operations. It operates in foreign countries with varying degrees of political risk. It advances and occasionally loans money to suppliers for the delivery of materials at a later date. Credit is also periodically extended to foreign steel mills. Due to the nature of the business, its profit margins are thinner than for the Company’s processing business; thus, unsold inventory may be more susceptible to losses. In addition, inventory is generally purchased in advance of sale, and the Company has a lesser ability to manage the risk against adverse movements than in its domestic processing business. Also, the trading business has lower barriers to entry, making the Company potentially more susceptible to competition than in its processing business.

Replacement or Installation of Capital Equipment: The Company installs new equipment and constructs facilities or overhauls existing equipment and facilities (including export terminals) from time to time. Some of these projects take several months to complete, require the use of outside contractors and experts, require special permits and easements and have high degrees of risk. Examples of such major capital projects include the installation of a mega-shredder at a metal recycling yard, the overhaul of an export loading facility or the furnace replacement at the steel mill. Currently the Company is engaged in projects to install a mega-shredder and to repair the docks at the Portland, Oregon recycling facility and to install a mega-shredder and to make general yard improvements at the Everett, Massachusetts recycling facility. Many times in the process of preparing the site for installation, the Company is required to temporarily halt or limit production for a period of time. If problems are encountered during the installation and construction process the Company may lose the ability to process materials, which may impact the amount of revenue it is able to earn or may increase operating expenses. Additionally, it may also result in building inventory levels. If market conditions then occur which result in lower selling prices, the Company’s profit margins may be adversely impacted. In either case, the Company’s ability to reasonably predict financial results may be hampered.

Reliance on Key Pieces of Equipment: The Company relies on key pieces of equipment in the various manufacturing processes. These include the shredders and ship loading facilities at the metals recycling locations, the transformer, furnace, melt shop and rolling mills at the Company’s steel manufacturing business, and the electrical power and natural gas supply into all of the Company’s locations. If one of these key pieces of equipment were to have a mechanical failure and the Company were unable to correct the failure, revenues and operating income may be adversely impacted. Where practical, the Company has taken steps to reduce these risks, such as maintaining a supply of spare parts, performing a regular preventative maintenance program and maintaining a well-trained maintenance team that is capable of making most of the Company’s repairs.

Energy Supply: The Company utilizes various energy sources to operate its facilities. In particular, electricity and natural gas currently represent approximately 9% of the cost of steel manufactured by the Company's Steel Manufacturing Business. The Steel Manufacturing Business purchases electric power under a long-term contract from McMinnville Water & Light (McMinnville), which in turn relies on the Bonneville Power Administration (BPA). Historically, these contracts have had favorable prices and are long-term in nature. The Company’s electrical power contract expires in September 2011. On October 1, 2001, the BPA increased its electricity rates due to increased demand on the West Coast and lower supplies.  This increase was in the form of a Cost Recovery

SCHNITZER STEEL INDUSTRIES, INC.

Adjustment Clause (CRAC)  added to BPA's contract with McMinnville.   The CRAC is an additional monthly surcharge on selected power charges to recover costs associated with buying higher priced power during the West Coast power shortage.   Because BPA can adjust the CRAC every six months, it is not possible to predict future rate changes.

The Steel Manufacturing Business also has a contract for natural gas that expires on May 31, 2009 and obligates the business to purchase minimum amounts of gas at fixed rates, which adjust periodically. Effective November 1, 2005, the natural gas rate increased to $6.90 per MMBTU, and will increase to $7.85 per MMBTU on April 1, 2006. This agreement is a take or pay contract with a minimum average usage of 3,575 MMBTU per day. Gas not used is sold on the open market and gains or losses are recorded in cost of sales.

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

Tax Laws:  The Company’s tax rate the last three years has benefited from state income tax credits, from the federal Extraterritorial Income Exclusion (ETI) on export sales, and from the final releases of a valuation allowance previously offsetting the net operating losses and minimum tax credit carryforwards that had accompanied a 1996 business acquisition. The Company’s future tax rates will continue to benefit from the ETI, although the American Jobs Creation Act of 2004 (the Act) will gradually eliminate the ETI benefit. Compensating for the Company’s gradual loss of ETI benefit will be the new deduction under the Act for Qualified Production Activities Income, but the effect of this new deduction on the Company’s effective tax rate will not be determinable until the newly issued final regulations explaining it are examined by the Company. The Company will also likely continue to benefit from trade tax credits.

Currency Fluctuations: Demand from the Company’s foreign customers is partially driven by foreign currency fluctuations relative to the U.S. dollar. Strengthening of the U.S. dollar could adversely affect the competitiveness of the Company’s products in the markets in which the Company competes. The Company has no control over such fluctuations and, as such, these dynamics could affect the Company’s revenues and operating income. The Company conducts most transactions in U.S. dollars.

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

The Steel Manufacturing Business relies on the availability of rail cars to transport finished goods to customers and raw materials to the mill for use in the production process. Market demand for rail cars along the west coast has been very high, which has reduced the number of rail cars available to the Steel Manufacturing Business to transport finished goods. In addition, the Steel Manufacturing Business utilizes rail cars to provide an inexpensive form of transportation for delivering scrap metal to the mill for production. Although the Company expects to be able to maintain an adequate supply of scrap metal, a larger portion of those materials are anticipated to be delivered using trucks. The Company anticipates this change in delivery may lead to increased raw material costs.

SCHNITZER STEEL INDUSTRIES, INC.

The Metals Recycling Business relies on the availability of cargo ships to transport its ferrous and nonferrous bulk exports to Asian and other overseas markets. Demand for ocean going vessels has been strong, which has reduced the number of ships available to the Metals Recycling Business to transport product to markets. Although the Company anticipates that it will continue to find available vessels in a timely manner, the tight supply of ships could cause delays in meeting delivery schedules if vessels are not available.

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

Disclosure Controls and Procedures

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the fiscal period covered by this report, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company's Audit Committee may, as a result of the investigations into the past practice of making improper payments to customers in Asia discussed in Part II, Item 1, “Legal Proceedings” and Note 4 to the condensed consolidated financial statements, recommend improvements to certain aspects of the Company's internal control over financial reporting and/or disclosure controls and procedures related to transactions in Asia.

SCHNITZER STEEL INDUSTRIES, INC.

PART II

ITEM 1.	LEGAL PROCEEDINGS

The Company had a past practice of making improper payments to the purchasing managers of customers in Asia in connection with export sales of recycled ferrous metals. The Company stopped this practice after it was advised in 2004 that the practice raised questions of possible violations of U.S. and foreign laws. Thereafter, the Audit Committee was advised and conducted a preliminary compliance review. On November 18, 2004, on the recommendation of the Audit Committee, the Board of Directors authorized the Audit Committee to engage independent counsel and conduct a thorough, independent investigation. The Board of Directors also authorized and directed that the existence and the results of the investigation be voluntarily reported to the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC), and that the Company cooperate fully with those agencies. The Audit Committee notified the DOJ and the SEC of the independent investigation, engaged outside counsel to assist in the independent investigation and instructed outside counsel to fully cooperate with the DOJ and the SEC and to provide those agencies with the information obtained as a result of the independent investigation. On August 23, 2005, the Company received from the SEC a formal order of investigation related to the independent investigation. The Audit Committee is continuing its independent investigation. The Company, including the Audit Committee, continues to cooperate fully with the DOJ and the SEC. The investigations of the Audit Committee, the DOJ and the SEC of the Company's past practice of making improper payments are not expected to affect the Company's previously reported financial results. However, the Company expects to enter into agreements with the DOJ and the SEC to resolve the above-referenced matters and believes that it is probable that the SEC will impose penalties on, and require disgorgement of certain profits by, the Company as a result of their investigations.  The Company estimates that the total amount of these penalties and disgorgement will be within a range of $11 million to $15 million. In the first fiscal quarter of 2006, the Company established a reserve totaling $11 million in connection with this estimate. The precise terms of any agreements to be entered into with the DOJ and the SEC, however, remain under discussion with these two agencies. The Company, therefore, cannot predict with certainty the final outcome of the aforementioned investigations or whether the Company or any of its employees will be subject to any additional remedial actions following completion of these investigations.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)
The 2006 annual meeting of the shareholders was held on January 30, 2006. Holders of 20,611,194 shares of the Company’s Class A common stock, entitled to one vote per share, and 7,645,736 shares of the Company’s Class B common stock, entitled to ten votes per share, were present in person or by proxy at the meeting.

(b)
Robert S. Ball, John D. Carter, Jill Schnitzer Edelson, William A. Furman, Judith A. Johansen, Scott Lewis, Kenneth M. Novack, Mark L. Palmquist, Jean S. Reynolds, and Ralph R. Shaw were elected directors of the Company.

(c)	The meeting was called for the following purposes:

1.
To elect Robert S. Ball, John D. Carter, Jill Schnitzer Edelson, William A. Furman, Judith A. Johansen, Scott Lewis, Kenneth M. Novack, Mark L. Palmquist, Jean S. Reynolds, and Ralph R. Shaw as directors of the Company.

This proposal was approved as follows:

	Votes For	Votes Withheld/Against
Robert S. Ball	96,672,150	396,404
John D. Carter	91,759,646	5,308,908
Jill Schnitzer Edelson	92,209,624	4,858,930
William A. Furman	96,673,210	395,344
Judith A. Johansen	96,807,789	260,765
Scott Lewis	92,216,577	4,851,977
Kenneth M. Novack	91,875,989	5,192,565
Mark L. Palmquist	96,821,289	247,265
Jean S. Reynolds	92,214,840	4,853,714
Ralph R. Shaw	96,486,236	582,318

2.	To approve the proposed amendments to the 1993 Stock Incentive Plan.

This proposal was approved by the stockholders with 89,477,802 votes cast for, 554,453 votes withheld/cast against and 20,684 abstentions.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 6.	EXHIBITS

3.1	1993 Restated Articles of Incorporation of the Registrant (as amended as of March 24, 2006).

3.2	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on March 22, 2006).

4.1
Rights Agreement, dated as of March 21, 2006, between Schnitzer Steel Industries, Inc. and Wells  Fargo Bank, N.A. which includes as Exhibit A the form of Articles of Amendment for Series A  Participating Preferred Stock, as Exhibit B the form of Class A Right Certificate, as Exhibit C the  form of Class B Right Certificate, and as Exhibit D the Summary of Rights to Purchase Series A  Shares (incorporated by reference to Registrant’s Current Report on Form 8-K filed on March  22, 2006).

10.1
Letter agreement, dated January 6, 2006, between Schnitzer Steel Industries, Inc. and Gregory J.  Witherspoon, regarding Mr. Witherspoon’s position as Chief Financial Officer (incorporated by reference to Registrant’s Current Report on Form 8-K filed on January 10, 2006).

10.2
Letter agreement, dated January 6, 2006, between Schnitzer Steel Industries, Inc. and Richard C.  Josephson, regarding Mr. Josephson’s position as Vice President and General Counsel  (incorporated by reference to Registrant’s Current Report on Form 8-K filed on January 10, 2006).

10.3	1993 Stock Incentive Plan, as amended January 30, 2006 (incorporated by reference to Registrant’s Current Report on Form 8-K filed on February 3, 2006).

10.4	Form of Long-Term Incentive Award Agreement under the 1993 Stock Incentive Plan (incorporated by reference to Registrant’s Current Report on Form 8-K filed on February 3, 2006).

10.5	Employment Agreement with John D. Carter (incorporated by reference to Registrant’s Current Report on Form 8-K filed on February 22, 2006).

10.6	Change in Control Severance Agreement with John D. Carter (incorporated by reference to Registrant’s Current Report on Form 8-K filed on February 22, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC. (Registrant)

Date: April 10, 2006	By:	/s/ John D. Carter
John D. Carter
Chief Executive Officer

Date: April 10, 2006	By:	/s/ Gregory J. Witherspoon
Gregory J. Witherspoon
Chief Financial Officer