Form 10-K/A
period 2005-08-31
SCHNITZER STEEL INDUSTRIES INC
filed 2006-08-30
CIK 912603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Class A Common Stock, $1 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

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

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K/A

EXPLANATORY NOTE

This Form 10-K/A amends the Annual Report on Form 10-K that was originally filed on November 14, 2005 (the “Original Form 10-K”) by Schnitzer Steel Industries, Inc. (the “Company”) for the year ended August 31, 2005. The Company identified an error in the classification of cash flows received from its interest in joint ventures. Accordingly, this amended 10-K:

•	restates the Company’s consolidated statements of cash flows for the fiscal years ended August 31, 2005, August 31, 2004 and August 31, 2003 and related disclosures;
•	discloses the determination that as of August 31, 2005 a material weakness existed in the Company’s internal control over financial reporting relating to the Company’s reporting of cash flows;
•
discloses that due to the aforementioned material weakness as of the end of the fiscal year ended August 31, 2005 the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) and disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were not effective.

The revised assessment of the effectiveness of the Company’s internal control over financial reporting is included herein under Part II, Item 8. The revised evaluation of the Company’s disclosure controls and procedures is included herein under Part II, Item 9A.

No attempt has been made in this amendment to modify or update disclosures presented in the Original Form 10-K, except with respect to the foregoing and certain enhancements in disclosure included in Item 1, Item 7, Item 7A and Item 8. Accordingly, this amendment on Form 10-K/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission (the “SEC”) subsequent to the filing of the Original Form 10-K, including any amendments to these filings.

In addition, this amendment on Form 10-K/A includes currently dated Sarbanes-Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer, attached hereto as Exhibits 31.1, 31.2, 32.1 and 32.2.

The aforementioned restatement corrects an error in classification in the Company’s previously reported statements of cash flows with respect to cash flows received from interests in joint ventures. The Company previously considered certain cash flows received from its joint ventures as returns of its investment and had therefore classified these cash flows as investing activities. However, the Company has subsequently determined that these cash flows should have been considered a return on investment and classified as an operating activity as distributed/(undistributed) equity in earnings of joint ventures. Additionally, the Company has corrected its presentation of changes in other assets and changes in other liabilities within the cash flows from operating activities section and proceeds from line of credit, repayments of line of credit, proceeds from long-term debt, and repayments of long-term debt, within the cash flows from financing activities section of the consolidated statements of cash flows, to reflect these items gross rather than net. These errors did not impact the Company’s consolidated statements of operations or consolidated statements of shareholders’ equity for the fiscal years ended August 31, 2005, August 31, 2004 and August 31, 2003, nor did it have an impact on the consolidated balance sheets as of August 31, 2005 and August 31, 2004.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K/A

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
FORM 10-K/A

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

Schnitzer Global Exchange Corp. (“Schnitzer Global Exchange”) is a wholly-owned subsidiary of the Company formed to acquire the Russia and Baltic trading business received in the HNC transaction discussed above. Schnitzer

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K/A

Global Exchange purchases processed ferrous metal from metals processors that operate in Russia and the Baltic countries and sells the metals to steel mills, typically within a short period of time. Because this is primarily a trading business, and not a processing business, the profit margins tend to be narrower than for the Company’s traditional metals processing business. Geographically, Russia and the Baltic countries are attractive markets and have ample supplies of unprocessed metals due to the Cold War-era infrastructures, many of which are closed or obsolete. However, their transportation infrastructure makes it more economically challenging to access the metals. The Company’s management believes that the acquisition of this business complements the Company’s processing business. It allows the Company to further meet its customers’ needs and expands the Company’s global market share of the ferrous recycled metals business. In fiscal 2005, the business acquired by Schnitzer Global Exchange sold approximately 1.2 million tons of ferrous metals.

Auto Parts Business. The Auto Parts Business purchases salvaged vehicles, sells used parts from those vehicles through its retail stores and wholesale operations, and sells the remaining portion of the vehicles to metal recyclers. Until September 30, 2005, the Auto Parts Business consisted of a network of 30 retail locations in the United States and Canada operating as self-service used auto parts stores. These stores are self-service in that customers themselves remove used auto parts from vehicles in inventory. With the Company’s purchase of Greenleaf on September 30, 2005, the Company has added a full-service component to its Auto Parts Business. Full-service stores generally maintain newer cars in inventory. Professional staff members dismantle, test and inventory individual parts, which are then delivered to business or wholesale customers, typically collision and mechanical repair shops, via Company delivery trucks. Management currently anticipates that several of the Greenleaf stores will be converted to self-service locations, others will combine both full-service and self-service, and some will remain as full-service enterprises. The Company’s historical self-service business model has created a competitive position in its markets due to its proprietary technology, which is used to centrally manage and operate the geographically diverse network; the consistent approach of offering customers a large selection of cars from which to obtain parts and its efficient processing of autobodies. Additionally, this business has a philosophy which incorporates business practices that significantly improve its customers’ shopping experiences at its stores. The Company’s management intends to apply relevant portions of this model to the Greenleaf business and to expand the model to incorporate the full-service aspect of Greenleaf. Additionally, the Company’s management believes its model can be efficiently replicated in other geographic locations.

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

The Company considers itself, first and foremost, a metals recycling company as the majority of its operating income is derived from the Metals Recycling Business and its historical joint ventures in the metals recycling business. Management believes that the Metals Recycling Business is one of the leading processors in each of the regional markets in which it operates. The combined operations of the Historical Metals Recycling Business, the Acquired Metals Recycling Business and Regional make the Company one of the largest United States metals recyclers and one of

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K/A

the largest exporters of scrap metals. The Company intends to continue its focus on increasing its position as one of the premier recycled metals processors in the country.

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
FORM 10-K/A

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
FORM 10-K/A

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
FORM 10-K/A

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
FORM 10-K/A

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
FORM 10-K/A

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
FORM 10-K/A

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
FORM 10-K/A

Products and Marketing. The following table sets forth information about the significant components of sales made by the Company’s Auto Parts Business and predecessor companies during the last five fiscal years:

	Year Ended August 31,

	2005		2004		2003		2002 (1)		2001 (1)

	Sales	%.	Sales	%.	Sales	%.	Sales	%.	Sales	%.
	(dollar amounts in millions)

Retail sales	$59.1	55%	$48.1	59%	$44.5	68%	$42.3	73%	$37.8	74%

Wholesale sales	48.7	45%	33.4	41%	20.7	32%	16.0	27%	13.5	26%

Total	$107.8	100%	$81.5	100%	$65.2	100%	$58.3	100%	$51.3	100%

(1)	The sales for periods prior to fiscal 2003 are not included in the Company’s consolidated revenues. Please refer to Note 1 and Note 4 in the Notes to the Consolidated Financial Statements.

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
FORM 10-K/A

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
FORM 10-K/A

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
FORM 10-K/A

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
FORM 10-K/A

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

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K/A

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
FORM 10-K/A

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
FORM 10-K/A

The Company believes that it is in material compliance with currently applicable environmental regulations as discussed above and, except as discussed above, does not anticipate any substantial capital expenditures for new environmental control facilities during fiscal 2006 or 2007.

Segment Financial Information and Geographic Information

For segment reporting purposes, each of our three divisions; Metals Recycling Business, Steel Manufacturing Business, and Auto Parts Business represent a reportable segment, as does our investment in joint ventures, as defined under Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”).

For further financial information on our reportable segments, as well as geographic information, refer to the information contained in Note 13, “Segment Information,” in the Notes to Consolidated Financial Statements included in Item 8.

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
FORM 10-K/A

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

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K/A

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
FORM 10-K/A

The equipment and facilities on each of the foregoing sites are described in more detail in the descriptions of each of the Company’s businesses. The Company believes its present facilities are adequate for operating needs for the foreseeable future.

Corporate Headquarters
The Company’s principal executive offices are located at 3200 and 3300 NW Yeon Avenue in Portland, Oregon in 48,000 sq. ft. of space leased from SIC under long-term leases. See Part III, Item 13 “Certain Relationships and Related Transactions.”

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

Except as described above under Part I, Item 1 “Business -- Environmental Matters”, the Company is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K/A

ITEM 4(a).	EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Office

John D. Carter	59	President and Chief Executive Officer
Gary Schnitzer	63	Executive Vice President
Gregory J. Witherspoon	59	Chief Financial Officer
Tamara Adler Lundgren	48	Vice President, Chief Strategy Officer
Kelly E. Lang	44	Vice President, Asset and Operational Integration
Thomas Zelenka	56	Vice President, Environmental and Public Affairs
Vicki A. Piersall	44	Vice President and Corporate Controller
Donald Hamaker	53	President, Metals Recycling Business
Thomas D. Klauer, Jr.	51	President, Pick-N-Pull Auto Dismantlers
Jeffrey Dyck	42	President, Cascade Steel Rolling Mills, Inc.
Jay Robinovitz	47	Vice President, Northwest Metals Recycling Operations

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

Gregory J. Witherspoon was appointed as Interim Chief Financial Officer in August 2005. Mr. Witherspoon has been a managing director with the financial consulting firm, Plan Bravo Partners, LLC since 1998. Mr. Witherspoon’s consulting engagements have included a two year assignment as President of a chain of hotels and restaurants, and a six-month assignment as Interim President and Chief Financial Officer of an automobile lender. Mr. Witherspoon was hired as Chief Financial Officer of the Company on January 9, 2006.

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
FORM 10-K/A

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
FORM 10-K/A

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

Fiscal Year 2005

	High Price	Low Price	Dividends Per Share
First Quarter	$ 38.37	$ 26.51	$ 0.017
Second Quarter	$ 41.33	$ 30.06	$ 0.017
Third Quarter	$ 41.24	$ 21.72	$ 0.017
Fourth Quarter	$ 30.38	$ 21.00	$ 0.017

Fiscal Year 2004
	High Price	Low Price	Dividends Per Share
First Quarter	$ 36.57	$ 16.20	$ 0.017
Second Quarter	$ 42.52	$ 26.38	$ 0.017
Third Quarter	$ 37.70	$ 22.60	$ 0.017
Fourth Quarter	$ 35.79	$ 26.01	$ 0.017

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K/A

ITEM 6.  SELECTED FINANCIAL DATA

	Year Ended August 31,
	2005	2004	2003(1)	2002		2001
	(In millions, except per share, per ton and shipment data)
INCOME STATEMENT DATA:
Revenues	$853.1	$688.2	$496.9		$350.6		$322.8

Operating income	$232.6	$166.9	$68.8		$9.8		$15.1
Income before cumulative effect of change in accounting principle, income taxes, minority interests and pre-acquisition interests	$230.9	$164.3	$66.4		$7.7		$11.3
Income tax provision	$(81.5)	$(50.7)	$(17.9)	$	(1.1)	$	(3.4)

Cumulative effect of change in accounting principle (2)	—	—	(1.0)		—		—
Net income	$146.9	$111.2	$43.2		$6.6		$7.9

Basic earnings per share(3)	$4.83	$3.71	$1.55		$0.24		$0.28
Diluted earnings per share(3)	$4.72	$3.58	$1.47		$0.23		$0.28

Dividends per common share(3)	$0.068	$0.068	$0.067		$0.067		$0.067

OTHER DATA:
Shipments (in thousands)(4):
Ferrous recycled metal (tons)	1,865	1,845	1,812		1,557		1,482
Nonferrous (pounds)	125,745	117,992	113,378		112,622		114,441
Finished steel products (tons)	593	642	622		569		546

Average net selling price(4,5):
Ferrous recycled metal (per ton)	$230	$184	$122		$94		$91
Nonferrous (per pound)	$0.56	$0.48	$0.42		$0.36		$0.37
Finished steel products (per ton)	$512	$404	$291		$276		$292

Depreciation and amortization	$20.9	$20.4	$19.4		$18.6		$18.8
Cash provided by operations (as restated) (8)	$146.3	$74.2	$41.2		$55.8		$22.3

Number of auto parts stores(6)	30	26	23		23		23

Joint venture shipments (in thousands):
Ferrous processed (tons)(7)	3,913	3,582	3,323		3,700		3,400
Ferrous traded (tons)(7)	3,019	2,676	1,699		1,200		1,000

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K/A

	As of August 31,
	2005	2004	2003	2002	2001
	(In millions)
BALANCE SHEET DATA:
Working capital	$125.9	$73.1	$72.4	$39.4	$91.4
Cash and equivalents	20.6	11.3	1.7	32.9	1.9
Total assets	709.5	606.0	487.9	405.0	425.9
Short-term debt	0.1	0.2	0.2	60.2	0.2
Long-term debt	7.7	67.8	87.0	8.3	93.8
Shareholders’ equity	$579.5	$418.9	$303.0	$252.9	$248.1

(1)
The 2003 data includes the Auto Parts Business acquisition, which occurred on February 14, 2003. Please refer to Note 1 and Note 4 of the Notes to the Consolidated Financial Statements. The consolidated results include the results of the Auto Parts Business as though the acquisition had occurred at the beginning of fiscal 2003. Adjustments have been made for minority interests, which represents the ownership interests the Company did not own during the reporting period, and pre-acquisition interests, which represents the share of income attributable to the former joint venture partner for the period from September 1, 2002 through February 14, 2003. The financial results of the former auto parts joint venture for all periods prior to fiscal 2003 continue to be accounted for using the equity method and are included in the line “Operating income from joint ventures.”

(2)
Effective September 1, 2002, the Company adopted Statement of Financial Accounting Standards No, 142, “Goodwill and Other Intangible Assets”. Upon adoption, the Company recorded an impairment charge related to goodwill of its Steel Manufacturing Business. Please refer to Note 1 of the Notes to the Consolidated Financial Statements.

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

(6)	For fiscal years 2002 and 2001, the Auto Parts Business was a component of the Company’s Joint Venture suppliers of metals.
(7)	Joint venture tons shipped represents 100% of the joint venture shipments and not just the Company’s share.
(8)
The cash provided by operations data has been restated to correct an error in classification of certain cash flows received from interests in joint ventures. See Note 2 to the consolidated financial statements for further information. The impact of the error on the previously reported cash provided by operations data is as follows:

Year ended August 31,	As Previously Reported	Adjustment	As Restated

2005	$73.5	$72.8	$146.3
2004	$73.2	$1.0	$74.2
2003	$40.9	$0.3	$41.2
2002	$36.4	$19.4	$55.8
2001	$8.3	$14.0	$22.3

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K/A

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The consolidated statements of cash flows for the years ended August 31, 2005, 2004, and 2003 have been restated to correct an error in classification of certain cash flows received from interests in joint ventures. The Company had previously considered certain cash flows received from its joint ventures as returns of its investment and had therefore classified these cash flows as investing activities. However, the Company has now determined that certain of the cash flows from its joint ventures should have been considered a return on its investment and classified as an operating activity as distributed/(undistributed) equity in earnings of joint ventures. Additionally, the Company has corrected its presentation of changes in other assets and changes in other liabilities within the cash flows from operating activities section and proceeds from line of credit, repayments of line of credit, proceeds from long-term debt, and repayments of long-term debt, within the cash flows from financing activities section of the consolidated statements of cash flows, to reflect these items gross rather than net. These errors did not have an impact on the Company’s consolidated statements of operations or consolidated statements of shareholders’ equity for the fiscal years ended August 31, 2003, August 31, 2004, and August 31, 2005, nor did it have an impact on the consolidated balance sheets as of August 31, 2004 and August 31, 2005. See Note 2 to the consolidated financial statements for further information.

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

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K/A

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

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K/A

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

During the first half of fiscal 2005, West Coast steel manufacturers (including the Company) built inventory levels in anticipation of the spring construction period. Also during the first half of fiscal 2005, many fabricators and steel distributors used the traditionally slow sales period to reduce their inventory levels and purchases of steel products, which reduced sales volumes below normal levels. The second half of 2005 experienced higher sales volume as a result of customers replenishing their reduced inventory levels to prepare for the West Coast construction season, as well as increasing consumption of steel in the Western U.S. Average net selling prices for the Company’s steel products have remained relatively high, increasing by 27% over the prior year. Fluctuations in the scrap metals market pricing have caused buyers of steel to anticipate future price decreases and some have adjusted their buying patterns. In addition, there has been a rise in the amount of imported finished steel products, principally Chinese wire rod, being delivered on the West Coast which has a lower selling price than the Company’s comparable products.

On September 30, 2005, the Company completed the separation and termination of its metals recycling joint ventures with Hugo Neu Corporation. See Note 15 of the Notes to Consolidated Financial Statements for details of the agreement.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K/A

On September 30, 2005, the Company acquired Greenleaf Auto Recyclers, LLC (“Greenleaf”), five store properties leased by Greenleaf and certain Greenleaf debt obligations. Greenleaf is engaged in the business of auto dismantling and recycling and sells its products primarily to collision and mechanical repair shops. Greenleaf currently operates in 22 locations throughout the United States. See Note 15 of the Notes to Consolidated Financial Statements for details of this transaction.

On October 31, 2005, the Company purchased substantially all the assets of Regional Recycling LLC. Regional operates ten metals recycling facilities located in Georgia and Alabama. See Note 15 of the Notes to Consolidated Financial Statements for details of this transaction.

The following tables set forth information regarding the breakdown of revenues between the Company’s Metals Recycling Business, Steel Manufacturing Business and Auto Parts Business, and the breakdown of operating income for the respective segments, as well as joint venture income, Corporate expense and intercompany eliminations. The information does not include any amounts or adjustments related to the joint venture separation or the acquisitions of Greenleaf or Regional. Additional financial information relating to business segments is contained in Note 13 of the Notes to Consolidated Financial Statements.

	Revenues
	Year Ended August 31,
	(In millions)
	2005	2004	2003
Metals Recycling Business:
Ferrous	$488.2	$392.9	$255.3
Nonferrous	70.7	57.0	47.8
Other	21.2	6.4	5.5
Recycled metals total	580.1	456.3	308.6

Auto Parts Business	107.8	81.5	65.2
Steel Manufacturing Business	315.5	271.3	191.9
Intercompany sales eliminations(3)	(150.3)	(120.9)	(68.8)
Total	$853.1	$688.2	$496.9

	Operating Income (Loss)
	Year Ended August 31,
	(In millions)
	2005	2004	2003

Metals Recycling Business	$111.6	$73.8	$35.8
Auto Parts Business	29.6	26.8	19.9
Steel Manufacturing Business	42.7	24.6	(2.5)
JVs in the metals recycling business(1)	68.6	61.7	24.8
JV suppliers of metals	1.0	(0.1)	(0.4)
Total segment operating income (loss)	253.5	186.8	77.6
Corporate expense (2)	(20.8)	(15.6)	(10.0)
Intercompany eliminations(3)	(0.1)	(4.3)	1.2
Operating Income	$232.6	$166.9	$68.8

(1)	Includes year-end LIFO adjustments that increased operating income by $2.8 million in fiscal 2005 and reduced operating income by $6.1 million and $2.2 million in fiscal 2004 and 2003, respectively.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K/A

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

The Metals Recycling Business generated revenues of $580.1 million for fiscal 2005, before intercompany eliminations, which was an increase of $123.8 million or 27% over the prior year. Ferrous revenues increased $95.3 million, or 24% to $488.2 million as a result of higher average selling prices net of shipping cost (average net selling prices), higher shipping costs and a slight increase in the volume sold. The average net sales price for ferrous metals increased 25% to $230 per ton, which represents $86.3 million of the revenue increase over the prior year. The amount billed to customers for freight that was included in revenues increased by $5.3 million over the prior year due primarily to higher ocean chartering costs. Export shipping costs were volatile in fiscal 2005 and increased 9% on average over the prior year. Total ferrous sales volumes increased slightly by approximately 20,000 tons or 1%, which represents $3.7 million of the revenue increase over the prior year. The Company’s Portland, Oregon dock is under renovation (see “Environmental Matters and Impairment Charges” below) and is expected to be out of service until the spring of 2006. The closure of this dock since March 2005 has prevented the Company from moving bulk export shipments from this facility. However, the Company has made operational adjustments to partially offset the impact of the closure.

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

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K/A

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

Cost of goods sold for the Metals Recycling Business increased $77.6 million or 21% to $438.7 million. As a percentage of revenues, cost of goods sold decreased compared with fiscal 2004 from 79% to 76%. Cost of goods sold was reduced by $7.5 million in net inventory adjustments compared to $3.3 million in inventory adjustments in fiscal 2004. During fiscal 2005, several piles of ferrous metal inventory were fully utilized revealing higher inventory volumes than the Company had previously estimated, resulting in a net decrease in cost of goods sold. Compared with last year, the average ferrous metals cost of goods sold per ton increased 22% due primarily to higher purchase costs for unprocessed ferrous metals. Generally, a change in the cost of unprocessed metal has a strong correlation to changes in the average selling price. Thus, as selling prices rose compared with the last year, so did the cost of unprocessed ferrous metal.

The Auto Parts Business’ cost of goods sold increased $19.0 million or 41% for the year ended August 31, 2005 as compared to the prior fiscal year. The higher cost of goods sold was primarily due to higher car purchase costs that resulted from higher scrap metal prices and the addition of seven new stores since the beginning of fiscal 2004. New stores that are not located in California tend to have higher cost of goods sold as a percentage of revenues. As a percentage of revenues, cost of goods sold increased from 57% to 61% as compared to the prior year due to higher car purchase costs and the addition of the seven new stores since the beginning of last year which earn a lower margin than the previously owned stores.

The Steel Manufacturing Business’ cost of goods sold increased $26.5 million or 11% to $268.9 million. As a percentage of revenues, cost of goods sold decreased compared with fiscal 2004 from 89% to 85%. The average cost of goods sold per ton increased $76 per ton or 20% compared to the prior year, which was primarily caused by higher raw material costs for recycled metal and alloys and an estimated $5 million in costs resulting from the melt shop shut down in December 2004 to install the new furnace. The increase in cost of goods sold was more than offset by the $108 per ton increase in average net selling price.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K/A

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

On September 30, 2005, the Company completed the separation and termination of its metals recycling joint ventures with Hugo Neu Corporation. See Note 15 of the Notes to Consolidated Financial Statements for details of the agreement. Accordingly, fiscal 2006 will only include one month of operating income for Joint Ventures in the metals recycling business.

Selling, General and Administrative Expense. Compared with fiscal 2004, selling, general and administrative expense for this fiscal year increased $9.4 million or 20%. The increase is a result of increased salaries of $2.3 million, increased legal and professional fees of $5.6 million, the vesting of stock options for $1.0 million, and increased selling and administrative costs of $2.7 million for the Auto Parts Business segment, primarily related to new stores, offset by a $3.4 million decrease in expense for the Company’s bonus program. Approximately $1.1 million of the increased salaries are related to the Auto Parts Business, primarily due to expansion of its management infrastructure to allow growth of this business segment. The increase in legal and professional fees is the result of approximately $4.0 million incurred related to the investigations into the past practice of making improper payments to customers in Asia, as discussed in Note 8 of the Notes to Consolidated Financial Statements, with an additional $1.6 million spent on compliance with Sarbanes-Oxley, including increased independent audit fees, and the use of outside experts to advise or assist the Company in various projects. The Company’s bonus program considers operating income, the utilization of operating assets and improvements over the prior year to determine bonus

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K/A

expense. The Company’s anticipated bonus expense is less than the prior year because some of the Company’s business segments’ results did not exceed targeted improvements in fiscal 2005 to the same extent as in fiscal 2004. As a percentage of revenues, selling, general and administrative expense has decreased by 0.2% percentage points, from 6.7% to 6.5% due to spreading these expenses over higher revenues.

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

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K/A

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

Cost of goods sold for the Metal Recycling Business increased $102.2 million or 39% to $361.1 million. The cost of goods sold as a percentage of revenues decreased from 84% in fiscal 2003 to 79% in fiscal 2004, which was attributable to higher average net selling prices per ton. Compared with fiscal 2003, the average ferrous metals cost of goods sold per ton increased 40% due primarily to higher purchase costs for unprocessed ferrous metals and higher export sales shipping costs. Generally, the change in the cost of unprocessed metal has a strong correlation to changes in the average selling price; however there is generally a delay in the timing between changes in net selling prices and the change in the cost of unprocessed metal. Thus, as selling prices rose compared with last year, so did the cost of unprocessed metal. Since purchase costs did not increase at the same rate as selling prices, we experienced significant increases in margins.

The Auto Parts Business’ cost of goods sold increased $10.2 million or 28% over the prior year. As a percentage of revenue, cost of goods sold increased from 55% to 57%. This increase was due to higher car purchase costs and increases in labor costs.

Cost of goods sold for the Steel Manufacturing Business increased $51.5 million or 27% to $242.5 million. Cost of goods sold as a percentage of revenues in fiscal 2004 decreased to 89% from 100% in fiscal 2003. The decrease in cost of goods sold as a percentage of revenue is attributable to higher average selling prices, higher sales volumes and the receipt of the final $1.8 million electrode price fixing settlement, offset by a $1.1 million pension charge. Average cost

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K/A

of goods sold per ton increased $69 per ton or 24% compared to the prior fiscal year. This increase in the cost of goods sold per ton was more than offset by the $114 per ton increase in average net selling price.

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

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K/A

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

Liquidity and Capital Resources.
Certain items within the consolidated statements of cash flows have been restated. See Note 2 of the Notes to Consolidated Financial Statements for details of the restatement. For fiscal 2005, cash generated from operations was $146.3 million, compared to $74.2 million in fiscal 2004. Cash provided by operating activities was primarily related to net income, depreciation and amortization expense, an increase in prepaid expenses related to the Company’s refundable and prepaid income tax balances at the end of fiscal 2005, an increase in cash paid for environmental expenses related to the ongoing remediation of the Hylebos Waterway, increases in accounts receivable, prepaid expenses and inventories due to rising procurement costs and volumes and an increase in the environmental liability also related to the ongoing remediation of the Hylebos Waterway.

Capital expenditures totaled $48.2 million, $22.2 million, and $21.8 million for fiscal years 2005, 2004 and 2003, respectively. The capital expenditures in fiscal 2005 included $4.5 million in partial payments on the new mega-shredder at the Company’s Oakland, California export facility, $20 million for the purchase of leased property housing the Company’s Portland, Oregon metals recycling facility (see Note 10 of the Notes to Consolidated Financial Statements), $1.4 million for major repairs to the dock at that facility and $2.8 million for installation of a new furnace at the Steel Manufacturing Business. The Company anticipates that fiscal 2006 capital expenditures will be approximately $80.0 million. Capital projects are expected to include installation of a mega-shredder and completion of the dock repairs at the Portland facility, installation of a mega-shredder at and general modernization of the Everett facility and installation of a mega-shredder at the Oakland facility. Additionally, the Company will incur expenditures to convert certain Greenleaf stores from full-service to self-service and modernize stores in the Auto Parts Business.

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

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K/A

On November 8, 2005, the Company amended and restated its committed bank credit agreement which increased the size of the borrowing facility to $400 million and extended the term to November 2010. The agreement has certain restrictive covenants.

As a result of the restatement, as discussed in Note 2 to the consolidated financial statements, the Company was not in compliance with their restrictive covenants, as such a waiver was obtained from the lender, dated July 27, 2006, to waive any events of default provided the Company delivers its financial statements to the lender on or before September 8, 2006.

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
FORM 10-K/A

The Company has certain contractual obligations to make future payments. The following table summarizes these future obligations as of August 31, 2005 (in thousands):

Contractual Obligations	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt(1)	$7,795	$71	$24	$—	$7,700
Interest payments on long- term debt	2,893	189	377	377	1,950
Operating leases	36,841	7,123	11,559	9,017	9,142
Purchase obligations:
Gas contract(2)	33,056	8,815	17,630	6,611	—
Electric contract(3)	11,524	1,894	3,789	3,789	2,052

Other long-term liabilities on Balance Sheet:
Environmental liabilities	23,504	7,542	4,079	400	11,483
Long-term supplemental retirement plan liability	1,988	145	271	245	1,327
Other accrued liabilities	1,590	—	1,000	590	—
Total	$119,191	$25,779	$38,729	$21,029	$33,654

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

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K/A

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

Factors That Could Affect Future Results. This Form 10-K, including Item 1 of Part l and Item 7 of Part II, contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. One can generally identify these forward-looking statements because they contain “expect,” “believe,” “anticipate,” “estimate” and other words which convey a similar meaning. One can also identify these statements as they do not relate strictly to historical or current facts. Examples of factors affecting the Company that could cause actual results to differ materially are the following:

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

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K/A

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

Backlog: Historically, the Company has generally entered into export ferrous sales contracts 60 to 90 days prior to delivery date.  This is required, among other reasons, to allow time to arrange for ships to export product and for arrangement of letters of credit.  By knowing the price at which the processed material will be sold and the costs involved in processing the metals, the Company has generally been able to take advantage of this differential in timing between purchases and sales and negotiate prices with suppliers that secure profitable transactions. On August 31, 2005, the Historical Metals Recycling Business had a backlog of firm orders of $37.3 million, as compared to $78.7 million on August 31, 2004 for export ferrous metal shipments. The timing of these contracts may impact the Company’s revenues on a quarter-to-quarter basis as well as profitability on export shipments of ferrous metals.

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
FORM 10-K/A

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

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K/A

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

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K/A

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

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K/A

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

The Steel Manufacturing Business also has a contract for natural gas at $6.62 MMBTU. The current contract expires on May 31, 2009 and obligates the business to purchase minimum amounts of gas at a fixed rate. Effective November 1, 2005, the natural gas rate will be increased to $6.90 per MMBTU. This is a take or pay contract with a minimum average usage of 3,500 MMBTU per day. Gas not used is sold on the open market and gains or losses are recorded in cost of goods sold.

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

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K/A

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

The Company has considered its market risk conditions including interest rate risk, foreign currency exchange risk, commodity price risk and other relevant market risks as it relates to the consolidated assets and liabilities as of August 31, 2005 and does not believe that there is a risk of material fluctuations as a result of changes in these factors.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K/A

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Index to Consolidated Financial Statements and Schedules
Page

Management’s Annual Report on Internal Control Over Financial Reporting (as restated)	49

Report of Independent Registered Public Accounting Firm	50

Consolidated Balance Sheets - August 31, 2005 and 2004	53

Consolidated Statements of Operations - Years ended
August 31, 2005, 2004 and 2003	54

Consolidated Statements of Shareholders’ Equity - Years ended
August 31, 2005, 2004 and 2003	55

Consolidated Statements of Cash Flows - Years ended
August 31, 2005, 2004 and 2003 (as restated)	56

Notes to Consolidated Financial Statements	57

Schedule II - Valuation and Qualifying Accounts	86

All other schedules and exhibits are omitted, as the information is not applicable or is not required.

Management’s Annual Report on Internal Control Over Financial Reporting (as restated)

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

The Company’s internal control over financial reporting includes policies and procedures that: relate to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; provide reasonable assurance that all transactions are recorded as necessary to permit the preparation of the Company’s consolidated financial statements in accordance with generally accepted accounting principles and the proper authorization of receipts and expenditures of the Company are being made in accordance with authorization of the Company’s management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of August 31, 2005, the Company did not maintain effective controls over the accurate preparation and review of the consolidated statements of cash flows. Specifically, the Company did not maintain effective controls to ensure that (i) certain cash flows received from joint ventures as returns on investment were accurately classified as net cash provided by operations and (ii) debt proceeds and repayments and changes in other assets and liabilities were accurately presented on a gross basis as required by generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the fiscal years ended August 31, 2005, 2004, and 2003, each of the quarters in fiscal 2005, the first two quarters of fiscal 2006 and adjustments to the third quarter of 2006. Additionally, this control deficiency could result in a misstatement of operating and investing cash flows in the consolidated statements of cash flows that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

In the original filing of our fiscal 2005 Annual Report on Form 10-K, management previously concluded that the Company maintained effective internal control over financial reporting as of August 31, 2005. Management has subsequently determined that the material weakness described above existed as of August 31, 2005. As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Accordingly, management has restated this report on internal control over financial reporting.

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

John D. Carter President and Chief Executive Officer August 30, 2006	Gregory J. Witherspoon Chief Financial Officer August 30, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Schnitzer Steel Industries, Inc.:

We have completed an integrated audit of Schnitzer Steel Industries, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of August 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

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

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2005, 2004 and 2003 consolidated financial statements.

As discussed in Note 1 to the consolidated financial statements, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, as of September 1, 2002.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 8, that Schnitzer Steel Industries, Inc. did not maintain effective internal control over financial reporting as of August 31, 2005, because of the effect of not maintaining effective controls over the accurate preparation and review of the consolidated statements of cash flows, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of August 31, 2005, the Company did not maintain effective controls over the accurate preparation and review of the consolidated statements of cash flows. Specifically, the Company did not maintain effective controls to ensure that (i) certain cash flows received from joint ventures as returns on investment were accurately classified as net cash provided by operations and (ii) debt proceeds and repayments and changes in other assets and liabilities were accurately presented on a gross basis as required by generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the fiscal years ended August 31, 2005, 2004, and 2003, each of the quarters in fiscal 2005, the first two quarters of fiscal 2006 and adjustments to the third quarter of 2006. Additionally, this control deficiency could result in a misstatement of operating and investing cash flows in the consolidated statements of cash flows that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the August 31, 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of August 31, 2005. Management has subsequently determined that the material weakness described above existed as of August 31, 2005. Accordingly, Management’s Annual Report on Internal Control Over Financial Reporting has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

In our opinion, management’s assessment that Schnitzer Steel Industries, Inc. did not maintain effective internal control over financial reporting as of August 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Schnitzer Steel Industries, Inc. has not maintained effective internal control over financial reporting as of August 31, 2005, based on the criteria established in the Internal Control - Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP
Portland, Oregon
November 14, 2005, except for Note 2 to the consolidated financial statements and the matter described in the penultimate paragraph of Management’s Annual Report on Internal Control Over Financial Reporting, as to which the date is August 30, 2006

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except per share amounts)

	August 31,
	2005	2004
Assets
Current assets:
Cash	$20,645	$11,307
Accounts receivable, less allowance for
doubtful accounts of $810 and $772	51,101	43,179
Accounts receivable from related parties	226	265
Inventories (Note 3)	106,189	80,167
Deferred income taxes (Note 9)	3,247	5,383
Prepaid expenses and other	15,505	6,859
Total current assets	196,913	147,160

Net property, plant and equipment (Note 5)	166,901	138,438

Other assets:
Investment in and advances to joint venture partnerships (Note 15)	184,151	182,845
Notes receivable less current portion (Note 10)	1,234	1,337
Goodwill	151,354	131,178
Intangibles and other	8,905	5,015

Total Assets	$709,458	$605,973

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt (Note 7)	$71	$225
Accounts payable	33,192	31,881
Accrued payroll liabilities	21,783	20,183
Current portion of environmental liabilities (Note 8)	7,542	9,373
Accrued income taxes	140	4,954
Other accrued liabilities	8,307	7,450
Total current liabilities	71,035	74,066

Deferred income taxes (Note 9)	26,987	24,884

Long-term debt, less current portion (Note 7)	7,724	67,801

Environmental liabilities, net of current portion (Note 8)	15,962	12,126

Other long-term liabilities	3,578	2,295

Minority interests	4,644	5,921

Commitments and contingencies (Notes 5, 8 and 10)

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

The accompanying notes are an integral part of this statement

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)

							Accumulated
	Class A		Class B		Additional		Other
	Common Stock		Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total

Balance at August 31, 2002	5,025	$5,025	4,180	$4,180	$96,074	$147,669	$—	$252,948

Class B common stock converted
to Class A common stock	635	635	(635)	(635)				—
Class A common stock issued	547	547			8,175			8,722
Net income						43,201		43,201
Stock dividend	6,238	6,238	3,516	3,516		(9,754)		—
Cash dividends paid - common
($0.067 per share)						(1,874)		(1,874)

Balance at August 31, 2003	12,445	12,445	7,061	7,061	104,249	179,242	—	302,997

Net income						111,181		111,181
Foreign currency translation adjustments							1	1
Comprehensive income								111,182

Class B common stock converted
to Class A common stock	1,743	1,743	(1,743)	(1,743)				—
Class A common stock issued	802	802			5,928			6,730
Stock dividend	7,032	7,032	2,988	2,988		(10,020)		—
Cash dividends paid - common
($0.068 per share)						(2,029)		(2,029)

Balance at August 31, 2004	22,022	22,022	8,306	8,306	110,177	278,374	1	418,880

Net income						146,867		146,867
Foreign curency translation adjustment							28	28
Comprehensive income								146,895

Class B common stock converted
to Class A common stock	320	320	(320)	(320)				—
Class A common stock issued	148	148			1,511			1,659
Tax benefits from stock options exercised					14,157			14,157
Cash dividends paid - common
($0.068 per share)						(2,063)		(2,063)

Balance at August 31, 2005	22,490	$22,490	7,986	$7,986	$125,845	$423,178	$29	$579,528

The accompanying notes are an integral part of this statement

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended August 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net income	$146,867	$111,181	$43,201
Noncash items included in income:
Cumulative effect of change in accounting principle	—	—	983
Depreciation and amortization	20,881	20,403	19,443
Minority and pre-acquisition interests	3,857	3,557	5,942
Deferred income taxes	4,239	(9,068)	1,824
Distributed/(undistributed) equity in earnings of joint ventures	3,203	(60,618)	(23,937)
Tax benefit from employee stock option plan	14,157	—	—
Environmental matters and impairment charges	11,951	3,500	2,100
(Gain) loss on disposal of assets	111	310	(93)
Changes in assets and liabilities:
Accounts receivable	(7,883)	(4,461)	(5,728)
Inventories	(26,022)	(19,024)	(660)
Prepaid expenses and other current assets	(8,646)	541	(4,289)
Other assets	(3,895)	(838)	1,204
Accounts payable	1,311	10,344	2,731
Accrued liabilities	(3,059)	17,426	1,609
Environmental liabilities	(12,746)	(279)	(3,597)
Other liabilities	2,006	1,200	(8)

Net cash provided by operating activities	146,332	74,174	40,725

Cash flows from investing activities:
Capital expenditures	(48,250)	(22,192)	(21,796)
Investments in subsidiaries	(22,331)	(23,861)	(64,760)
Cash paid to joint ventures	(1,431)	(3,009)	(3,188)
Purchase of minority shareholders’ interest	(1,259)	—	—
Proceeds from sale of assets	787	1,649	585

Net cash used in investing activities	(72,484)	(47,413)	(89,159)

Cash flows from financing activities:
Proceeds from line of credit	132,300	95,000	115,800
Repayments of line of credit	(132,300)	(99,000)	(111,800)
Proceeds from long-term debt	133,100	125,000	146,000
Repayments of long-term debt	(193,331)	(140,239)	(134,560)
Issuance of Class A common stock	1,659	6,730	8,722
Distributions to minority and pre-acquisition interests	(3,875)	(2,603)	(5,141)
Cash dividends declared and paid	(2,063)	(2,029)	(1,874)

Net cash used in (provided by) financing activities	(64,510)	(17,141)	17,147

Net increase (decrease) in cash	9,338	9,620	(31,287)

Cash at beginning of year	11,307	1,687	32,974

Cash at end of year	$20,645	$11,307	$1,687

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

Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. At August 31, 2005, the Company, through subsidiaries, held a 50% interest in nine joint ventures and a 30% interest in one, which were accounted for using the equity method. All intercompany transactions and balances have been eliminated. See Note 15 regarding the termination of certain joint ventures in October 2005.

Basis of Presentation
Note 4 of the Notes to the Consolidated Financial Statements describes an acquisition that occurred on February 14, 2003. Under Statement of Financial Accounting Standards No. 141 (SFAS No. 141), “Business Combinations,” the acquisition is considered a “step” acquisition due to the fact that the Company had a significant joint venture interest in the acquired business for a number of years. Additionally, since the acquisition occurred during fiscal 2003, the Company elected to include it in the consolidated results as though it had occurred at the beginning of fiscal 2003. Thus, the 2003 statement of operations and statement of cash flows have been adjusted to consolidate the acquisition as of September 1, 2002. The acquired businesses were consolidated with the Company’s previous interest in the business to form a separate reporting segment called the Auto Parts Business. Additionally, consolidation accounting requires the Company to adjust its earnings for the ownership interests it did not own during the reporting period. For fiscal 2003, net income was reduced by $2.5 million of pre-acquisition interests, net of income taxes, representing the share of income attributable to the former joint venture partner prior to the acquisition.

Cash and Cash Equivalents
Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts of $11.5 million and $11.6 million as of August 31, 2005 and August 31, 2004, respectively.

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-lived Assets
Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets” establishes a single accounting model for long-lived assets to be disposed of by sale, whether they were previously held and used or newly acquired, and it also broadens the presentation of discontinued operations to include more disposal transactions. The Company assesses its long-lived assets for impairment at the lowest level for which there are identifiable cash flows whenever changes in circumstances indicate that the carrying amount may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner in which an asset is utilized and substantial negative industry or economic trends. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets in accordance with SFAS No. 144.

Goodwill and Other Intangible Assets
Effective September 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142,”Goodwill and Other Intangible Assets” (SFAS No. 142). This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach. As required under the transitional accounting provisions of SFAS No. 142, the Company completed steps during the second quarter of fiscal 2003 to identify and measure goodwill impairment at its two reporting units, which existed at the time of adoption, the Metals Recycling Business and the Steel Manufacturing Business. The reporting units were measured for impairment by comparing the implied fair value of the reporting units’ goodwill with the carrying amount of the goodwill. Historical earnings were used as a basis to project future earnings to determine whether any impairment of goodwill existed at the reporting units. As a result of this evaluation, the Company determined that goodwill associated with its Steel Manufacturing Business was impaired. The Company recorded a non-cash impairment charge for the entire $983,000 of remaining goodwill, effective September 1, 2002, and reported it as a “Cumulative effect of change in accounting principle” on the Consolidated Statements of Operations. The goodwill was not deductible for tax purposes, thus the amount was not tax affected. The implementation of SFAS No. 142 required the use of judgments, estimates and assumptions in the determination of fair value and impairment amounts related to the required testing. Prior to adoption of SFAS No. 142, the Company had historically evaluated goodwill for impairment by comparing the entity level unamortized balance of goodwill to projected undiscounted cash flows, which did not result in an indicated impairment. The Company performs impairment tests annually and whenever events and circumstances indicate that the value of goodwill and other indefinite-lived intangible assets might be impaired. The Company evaluates goodwill at the operating segment level, which is the lowest level at which discrete financial information is available and at which management regularly reviews operating results.  Selected costs and statistics used to evaluate goodwill are typically related to pricing and volumes of goods sold, costs as a percentage of revenues and the cyclicality inherent in the Company’s industries. The following table presents the Company’s intangible assets and their related lives:

($ in millions)	August 31, 2005	Life in Years
Goodwill	$151.4	Indefinite
Trade name	$0.8	Indefinite
Non-compete agreement	$1.5	6 Years

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the carrying amount of goodwill for the year ending August 31, 2005 are as follows (in thousands):

	Metals Recycling Business	Auto Parts Business	Total

Beginning of year balance	$34,771	$96,407	$131,178
Auto Parts Business Acquisition (see Note 4)	—	20,003	20,003
Canadian Acquisition (see Note 4)	—	173	173
Balance as of August 31, 2005	$34,771	$116,583	$151,354

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

Basic EPS is computed based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following represents a reconciliation from basic EPS to diluted EPS after giving effect to the stock dividends referred to above (in thousands, except per share amounts):

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

All shipping costs billed to customers are recorded as revenue with the related costs being included in cost of goods sold.

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications
Certain prior year amounts have been reclassified to conform to the fiscal 2005 presentation.  Additionally, certain current year quarterly amounts have been reclassified.  See Note 16.  These changes had no impact on previously reported results of operations or shareholders’ equity.

Stock Based Compensation
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

Note 2 - Restatement:

The consolidated statements of cash flows for the years ended August 31, 2005, 2004, and 2003 have been restated to correct an error in the classification of cash flows received from its interest in joint ventures. The Company had previously considered cash flows received from its joint ventures as returns of its investment and had therefore classified these cash flows as investing activities. However, the Company has now determined that the cash flows from its joint ventures should have been considered a return on its investment and classified as an operating activity as distributed/(undistributed) equity in earnings of joint ventures. The restatement does not affect net income or earnings per share and did not have an impact on the Company’s consolidated statements of operations or consolidated statements of shareholders’ equity for the years ended August 31, 2005, August 31, 2004 and August 31, 2003, nor did it have an impact on the consolidated balance sheets as of August 31, 2005 and August 31, 2004. Additionally, the Company has corrected its presentation of changes in other assets and changes in other liabilities within the cash flows from operating activities section and proceeds from line of credit, repayments of line of credit, proceeds from long-term debt, and repayments of long-term debt, within the cash flows from financing activities section of the consolidated statements of cash flows, to reflect these items gross rather than net.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restated consolidated statements of cash flows for all affected periods reflecting the aforementioned adjustments are presented below (amounts in thousands):

	Year Ended August 31, 2005
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income	$146,867	$—	$146,867
Noncash items included in income:
Depreciation and amortization	20,881	—	20,881
Minority and pre-acquisition interests	3,857	—	3,857
Deferred income taxes	4,239	—	4,239
Distributed/(undistributed) equity in earnings of joint ventures	(69,630)	72,833	3,203
Tax benefit from employee stock option plan	14,157	—	14,157
Environmental matters and impairment charges	11,951	—	11,951
(Gain) loss on disposal of assets	111	—	111
Changes in assets and liabilities:
Accounts receivable	(7,883)	—	(7,883)
Inventories	(26,022)	—	(26,022)
Prepaid expenses and other current assets	(8,646)	—	(8,646)
Other assets	—	(3,895)	(3,895)
Accounts payable	1,311	—	1,311
Accrued liabilities	(3,059)	—	(3,059)
Environmental liabilities	(12,746)	—	(12,746)
Other liabilities	—	2,006	2,006
Other assets and liabilities	(1,889)	1,889	—

Net cash provided by operating activities	73,499	72,833	146,332

Cash flows from investing activities:
Capital expenditures	(48,250)	—	(48,250)
Investments in subsidiaries	(22,331)	—	(22,331)
Cash received from joint ventures	72,833	(72,833)	—
Cash paid to joint ventures	(1,431)	—	(1,431)
Purchase of minority shareholders’ interest	(1,259)	—	(1,259)
Proceeds from sale of assets	787	—	787

Net cash provided by (used in) investing activities	349	(72,833)	(72,484)

Cash flows from financing activities:
Proceeds from line of credit	—	132,300	132,300
Repayments of line of credit	—	(132,300)	(132,300)
Proceeds from long-term debt	—	133,100	133,100
Repayments of long-term debt	1,659	(193,331)	(191,672)
Distributions to minority and pre-acquisition interests	(3,875)	—	(3,875)
Cash dividends declared and paid	(2,063)	—	(2,063)
Increase (decrease) in long-term debt	(60,231)	60,231	—

Net cash used in financing activities	(64,510)	—	(64,510)

Net increase in cash	9,338	—	9,338

Cash at beginning of year	11,307	—	11,307

Cash at end of year	$20,645	$—	$20,645

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended August 31, 2004
As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income	$111,181	$—	$111,181
Noncash items included in income:
Depreciation and amortization	20,403	—	20,403
Minority and pre-acquisition interests	3,557	—	3,557
Deferred income taxes	(9,068)	—	(9,068)
Distributed/(undistributed) equity in earnings of joint ventures	(61,571)	953	(60,618)
Environmental matters and impairment charges	3,500	—	3,500
(Gain) loss on disposal of assets	310	—	310
Changes in assets and liabilities:
Accounts receivable	(4,461)	—	(4,461)
Inventories	(19,024)	—	(19,024)
Prepaid expenses and other current assets	541	—	541
Other assets	—	(838)	(838)
Accounts payable	10,344	—	10,344
Accrued liabilities	17,426	—	17,426
Environmental liabilities	(279)	—	(279)
Other liabilities	—	1,200	1,200
Other assets and liabilities	362	(362)	—

Net cash provided by operations	73,221	953	74,174

Cash flows from investing activities:
Capital expenditures	(22,192)	—	(22,192)
Investments in subsidiaries	(23,861)	—	(23,861)
Cash received from joint ventures	953	(953)	—
Cash paid to joint ventures	(3,009)	—	(3,009)
Proceeds from sale of assets	1,649	—	1,649

Net cash used in investing activities	(46,460)	(953)	(47,413)

Cash flows from financing activities:
Proceeds from line of credit	—	95,000	95,000
Repayments of line of credit	—	(99,000)	(99,000)
Proceeds from long-term debt	—	125,000	125,000
Repayments of long-term debt	—	(140,239)	(140,239)
Issuance of Class A common stock	6,730	—	6,730
Distributions to minority and pre-acquisition interests	(2,603)	—	(2,603)
Cash dividends declared and paid	(2,029)	—	(2,029)
Increase (decrease) in long-term debt	(19,239)	19,239	—

Net cash used in financing activities	(17,141)	—	(17,141)

Net increase in cash	9,620	—	9,620

Cash at beginning of year	1,687	—	1,687

Cash at end of year	$11,307	$—	$11,307

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended August 31, 2003
As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income	$43,201	$—	$43,201
Noncash items included in income:
Cumulative effect of change in accounting principle	983	—	983
Depreciation and amortization	19,441	2	19,443
Minority and pre-acquisition interests	5,942	—	5,942
Deferred income taxes	1,791	33	1,824
Distributed/(undistributed) equity in earnings of joint ventures	(24,421)	484	(23,937)
Environmental matters and impairment charges	2,100	—	2,100
(Gain) loss on disposal of assets	(93)	—	(93)
Changes in assets and liabilities:
Accounts receivable	(6,169)	441	(5,728)
Inventories	(1,240)	580	(660)
Prepaid expenses and other current assets	(4,411)	122	(4,289)
Other assets	—	1,204	1,204
Accounts payable	2,802	(71)	2,731
Accrued liabilities	1,317	292	1,609
Environmental liabilities	(1,998)	(1,599)	(3,597)
Other liabilities	—	(8)	(8)
Other assets and liabilities	1,692	(1,692)	—

Net cash provided by operating activities	40,937	(212)	40,725

Cash flows from investing activities:
Capital expenditures	(21,796)	—	(21,796)
Investments in subsidiaries	(64,923)	163	(64,760)
Cash received from joint ventures	286	(286)	—
Cash paid to joint ventures	(3,272)	84	(3,188)
Proceeds from sale of assets	585	—	585

Net cash used in investing activities	(89,120)	(39)	(89,159)

Cash flows from financing activities:
Proceeds from line of credit	—	115,800	115,800
Repayments of line of credit	—	(111,800)	(111,800)
Proceeds from long-term debt	—	146,000	146,000
Repayments of long-term debt	—	(134,560)	(134,560)
Issuance of Class A common stock	8,722	—	8,722
Distributions to minority and pre-acquisition interests	(4,292)	(849)	(5,141)
Cash dividends declared and paid	(1,874)	—	(1,874)
Increase (decrease) in long-term debt	14,340	(14,340)	—

Net cash provided by financing activities	16,896	251	17,147

Net decrease in cash	(31,287)	—	(31,287)

Cash at beginning of year	32,974	—	32,974

Cash at end of year	$1,687	$—	$1,687

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Inventories:

Inventories consist of the following (in thousands):

	August 31,
	2005	2004

Recycled metals	$38,027	$34,551
Work in process	17,124	10,045
Finished goods	36,304	23,808
Supplies	14,734	11,763
	$106,189	$80,167

Note 4 - Business Combinations:

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

Note 5 - Property, Plant and Equipment and Operating Leases:

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

Rent expense was $8.1 million, $6.7 million and $3.6 million for fiscal years 2005, 2004 and 2003, respectively. See discussion of additional leases with related parties in Note 10.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Impairment Charges:

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

Note 7 - Long-Term Debt:

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

As of August 31, 2005, the Company had a committed unsecured bank credit facility totaling $150 million maturing in May 2006 and bearing interest at varying interest rates. Interest is payable at varying dates not to exceed the maturity of each advance under the line. No borrowings were outstanding under this credit facility at August 31, 2005. See Note 15 regarding the amended and restated credit agreement entered into in November 2005.

In addition to the above facility, the Company has an additional unsecured line of credit totaling $20 million. There were no outstanding borrowings against the unsecured line of credit at August 31, 2005. The committed bank credit facilities and other borrowings contain financial covenants, including covenants related to net worth, interest coverage and leverage. As a result of the restatement, as discussed in Note 2 to the consolidated financial statements, the Company was not in compliance with their restrictive covenants, as such a waiver was obtained from the lender, dated July 27, 2006, to waive any events of default provided the Company delivers its financial statements to the lender on or before September 8, 2006.
Payments on long-term debt during the next five fiscal years and thereafter are as follows (in thousands):

Year	Amount
2006	$71
2007	24
2008	—
2009	—
2010	—
Thereafter	7,700
$7,795

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Environmental Liabilities and Other Contingencies:

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the second quarter of fiscal 2005, in connection with the negotiation of the separation and termination of the Company’s metals recycling joint ventures with Hugo Neu Corporation (see Note 15), the Company conducted an environmental due diligence investigation of certain joint venture businesses it proposed to acquire. As a result of this investigation, the Company identified certain environmental risks and accrued $2.6 million for its share of the estimated costs to remediate these risks. No environmental proceedings are pending at any of these sites. This charge is included in “Operating income from joint ventures” in the accompanying consolidated statements of income.

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

Auto Parts Business
From fiscal 2003 through fiscal 2005, the Company completed three acquisitions of businesses in the Auto Parts Business segment. At the time of each acquisition, the Company conducted an environmental due diligence investigation related to locations involved in the acquisition. As a result of the environmental due diligence investigations, the Company recorded a reserve for the estimated cost to cure certain environmental liabilities. The reserve is evaluated quarterly according to Company policy. On August 31, 2005, the reserve aggregated $5.5 million. No environmental proceedings are pending at any of these sites, other than discussed below.

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

Other Contingencies

The Steel Manufacturing Business has a take-or-pay natural gas contract with IGI Resources that requires a minimum purchase of 3,500 MMBTU per day at tiered pricing, whether or not the amount is utilized. The natural gas price as of August 31, 2005 was $6.62 MMBTU. The rate increased to $6.90 on November 1, 2005. Any amount that is not utilized may be resold to IGI Resources. The contract expires on May 31, 2009. The Steel Manufacturing Business also has an electricity contract with McMinnville Water and Light that requires a minimum purchase of electricity at a rate subject to variable pricing, whether or not the amount is utilized. The contract expires in September 2011.

The following table summarizes the purchase obligations as of August 31, 2005 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Gas contract	33,056	8,815	17,630	6,611	—
Electric contract	11,524	1,894	3,789	3,789	2,052

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company and Hugo Neu Corporation (“HNC”) were the 50% members of Hugo Neu Schnitzer Global Trade, LLC (“HNSGT”), a joint venture engaged in global trading of recycled metals. HNC managed the day-to-day activities of HNSGT. In January 2004, HNC advised the Company that it would charge HNSGT a 1% commission on HNSGT’s recycled metal sales, and began deducting those commissions. While some reasonable reimbursement of HNC’s costs might have been appropriate, the Company responded that the 1% commission was excessive and that HNC had no authority to unilaterally impose such commissions on HNSGT. As of August 31, 2005, the Company estimated that its 50% share of the disputed commissions totaled $6.3 million. In recording operating income from joint ventures, the Company has excluded from joint venture expenses the excess of these disputed commissions over the Company’s estimate of reasonable reimbursements. As part of the separation and termination of the Company’s joint ventures with HNC (as discussed in Note 15), the Company agreed to release its claim for reimbursement of the excess commissions. The amount accrued for this claim will be treated as purchase price in the purchase accounting for the transaction.

Note 9 - Income Taxes:

The provision (benefit) for income taxes is as follows (in thousands):

	Year Ended August 31,
	2005	2004	2003
Current:
Federal	$70,726	$50,231	$13,363
State	7,250	5,322	3,011
Foreign	874	586	—
Deferred:
Federal	3,786	(5,865)	1,051
State	(1,114)	395	521
Income Tax Provision	$81,522	$50,669	$17,946

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The tax rate of 35.3% for fiscal 2005 approximates the 35% federal statutory tax rate because the state and other tax expense is offset by the federal tax law’s Extraterritorial Income Exclusion (ETI) benefit on export sales, which has the effect of taxing export sales at a lesser rate than comparable domestic sales. The reason the tax rate for fiscal 2005 was higher than that of fiscal 2004 was that fiscal 2004 benefited from the release of valuation allowances that had previously offset federal income tax Net Operating Loss (“NOLs”) and minimum tax credit carryforwards that had accompanied an earlier acquisition. In accordance with generally accepted accounting principles, those valuation allowances had been established against the NOLs and credits because management was uncertain whether the Company’s future taxable income and tax would be sufficient to use them. Part of the uncertainty regarding use of the NOLs had stemmed from two Federal tax law constraints, one limiting their use to $2.4 million a year and the other requiring that they be used by 2011. Management would assess the continuing need for the valuation allowances each fiscal year, and would release them only to the extent that the uncertainty regarding their use was judged to be mitigated. In fiscal years 2004 and 2003, management released valuation reserves of $6.1 million and $0.8 million, respectively. The fiscal 2004 release was attributable to management’s determination that it was more likely than not that future taxable income and tax would be sufficient to absorb the remaining NOLs of $15.3 million and the credits of $0.7 million. This determination was based upon a number of factors such as profitability trends, industry fundamentals and recent profitable acquisitions. The reversal had no effect on cash flows, as those are only affected by the present and future use of the NOLs against taxable income and the credits against tax.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Related Party Transactions:

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Employee Benefits:

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

Defined Benefit Pension Plans
For certain nonunion employees, the Company maintains a defined benefit pension plan. The asset value of the plan is based on the market value which represents its fair value. The following table sets forth the change in benefit obligation, change in plan assets and funded status at August 31:

($ in thousands)
	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$11,339	$9,580
Service cost	1,120	936
Interest cost	685	607
Actuarial loss	590	548
Transfers	—	447
Benefits paid	(756)	(779)
Acquisition	163	—
Benefit obligation at end of year	$13,141	$11,339

Change in plan assets:
Fair value of plan assets at beginning of year	$10,000	$8,387
Actual return on plan assets	1,510	717
Acquisition	163	—
Employer contribution	2,014	1,228
Transfers	—	447
Benefits paid	(756)	(779)
Fair value of plan assets at end of year	$12,931	$10,000

Funded status:
Plan assets less than benefit obligation	$(210)	$(1,339)
Unrecognized actuarial loss	3,618	3,893
Unrecognized prior service cost	36	41
Net amount recognized	$3,444	$2,595

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of net periodic pension benefit cost at August 31:

($ in thousands)	2005	2004	2003

Service cost	$1,120	$936	$792
Interest cost	685	607	549
Expected return on plan assets	(840)	(692)	(541)
Amortization of past service cost	4	5	4
Recognized actuarial loss	195	172	126
Net periodic pension benefit cost	$1,164	$1,028	$930

Weighted-average assumptions used to determine pension benefit obligations at August 31:

	2005	2004

Discount rate	5.75%	6.00%
Rate of compensation increase	3.00%	3.00%

Weighted-average assumptions used to determine net periodic pension benefit cost for years ended August 31:

	2005	2004	2003

Discount rate	5.83%	6.08%	6.30%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.00%	3.25%	3.80%

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

The table below shows the Company’s target allocation range along with the actual allocations at August 31:

	Target	Actual 2005	Actual 2004
Equity	75 -100%	61%	61%
Fixed Income	0-25%	39%	39%
Total		100%	100%

The table below exhibits the change in the accumulated benefit obligation measured as of August 31:

	2005	2004	2003

Accumulated benefit obligation	$11,400	$9,908	$8,259

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 12 - Stock Incentive Plan:

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

A summary of the Company’s stock option activity and related information is as follows (in thousands, except per share amounts):

	Year Ended August 31,
	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding-beginning of year	1,115	$8.80	2,183	$6.96	3,216	$5.90
Options granted	272	$26.31	68	$28.03	596	$8.67
Options exercised	(149)	$7.31	(1,031)	$6.54	(1,593)	$5.48
Options canceled	(221)	$13.98	(105)	$5.25	(36)	$5.74
Outstanding - end of year	1,017	$12.58	1,115	$8.80	2,183	$6.96
Exercisable at end of year	515	$8.38	393	$7.23	954	$7.11

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about options outstanding as of August 31, 2005:

Options Outstanding				Options Exercisable
Number Outstanding	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Number Exercisable	Weighted Average Exercise Price

162,000	$ 4.50 - 4.67	$ 4.60	5.2 Years	162,000	$ 4.60
275,000	$ 5.92 - 6.70	$ 6.18	7.0 Years	138,000	$ 6.12
131,000	$ 8.08 - 8.98	$ 8.27	2.3 Years	128,000	$ 8.26
177,000	$12.00	$12.00	7.8 Years	74,000	$12.00
272,000	$22.95 - 28.41	$26.22	9.5 Years	13,000	$28.03
1,017,000	$ 4.50 - 28.41	$12.58	7.0 Years	515,000	$ 8.38

Note 13 - Segment Information:

The Company operates in three industry segments: metal processing and recycling (Metals Recycling Business), mini-mill steel manufacturing (Steel Manufacturing Business) and self-service used auto parts (Auto Parts Business). Additionally, the Company is a non-controlling partner in joint ventures, which are either in the metals recycling business (see Note 15) or are suppliers of unprocessed metals. The Company also considers these to be separate segments because they are managed separately. These joint ventures are accounted for using the equity method. As such, the operating information provided below related to the joint ventures is shown separately from consolidated information, except for the Company’s equity in the net income of, investment in and advances to the joint ventures.

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

The Auto Parts Business purchases salvaged vehicles, sells parts from those vehicles through its retail facilities and wholesale operations, and sells the remaining portion of the vehicles to metal recyclers, including the Metals Recycling Business. Note 4 describes the acquisition that occurred on February 14, 2003.

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Joint Ventures in the metals recycling business do not maintain revenues by geographic area and it would be impracticable to provide such disclosure. Sales by the Joint Venture suppliers of metals are all made to customers in the United States. See Note 10 regarding the Company’s purchases from its joint ventures.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating income (loss) by segment is as follows (in thousands):

	Year Ended August 31,
	2005	2004	2003

Operating income (loss):
Metals Recycling Business	$111,692	$73,819	$35,781
Auto Parts Business	29,630	26,804	19,868
Steel Manufacturing Business	42,661	24,636	(2,522)
Joint Ventures in the metals recycling business	68,582	61,672	24,827
Joint Venture suppliers of metals	1,048	(101)	(406)
Total segment operating income	253,613	186,830	77,548
Corporate expense and eliminations	(21,003)	(19,950)	(8,763)
Total operating income	$232,610	$166,880	$68,785

See Note 8 regarding additional discussion on the environmental matters. Operating income from the joint ventures represents the Company’s equity in the net income of these entities.

Depreciation and amortization expense by segment is as follows (in thousands):

	Year Ended August 31,
	2005	2004	2003

Depreciation and amortization expense:
Metals Recycling Business	$7,141	$6,532	$6,052
Auto Parts Business	4,937	4,802	4,017
Steel Manufacturing Business	8,184	8,582	8,915
Total segment depreciation and
amortization expense	20,262	19,916	18,984
Corporate expense	619	487	459
Total depreciation and amortization expense	$20,881	$20,403	$19,443

The Company’s share of depreciation and amortization expense included in the determination of the joint ventures’ net income is as follows (in thousands):

	Year Ended August 31,
	2005	2004	2003

Joint Ventures in the metals recycling business	$7,074	$6,724	$6,539
Joint Venture suppliers of metals	260	260	286
	$7,334	$6,984	$6,825

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the Company’s total assets and capital expenditures:

	Year Ended August 31,
	2005	2004	2003
		(in thousands)
Total assets:
Metals Recycling Business	$187,604	$157,386	$136,137
Auto Parts Business	187,908	130,585	105,283
Steel Manufacturing Business	144,103	119,653	113,384
Investment in and advances to:
Joint Ventures in the metals recycling business	181,446	179,081	115,924
Joint Venture suppliers of recycled metal	2,705	3,764	3,124
Total segment assets	703,766	590,469	473,852
Corporate	5,692	15,504	14,042
Total assets	$709,458	$605,973	$487,894

Capital expenditures:
Metals Recycling Business	$33,303	$12,598	$16,176
Auto Parts Business	5,143	3,822	2,932
Steel Manufacturing Business	9,352	4,967	2,496
Total segment capital expenditures	47,798	21,387	21,604
Corporate	452	805	192
Total capital expenditures	$48,250	$22,192	$21,796

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Summarized Financial Information of Joint Ventures:

A summary of combined operations of joint ventures in which the Company is a partner is as follows:

	Year Ended August 31,
	2005	2004
	(in thousands)

Current assets	$230,471	$266,612
Non-current assets	166,959	136,202
	$397,430	$402,814

Current liabilities	$84,933	$84,385
Non-current liabilities	8,205	10,838
Partners’ equity	304,292	307,591
	$397,430	$402,814

	Year Ended August 31,
	2005	2004	2003
	(in thousands)

Revenues	$2,205,460	$1,540,435	$877,266

Operating income	$143,191	$135,153	$47,694

Income before taxes	$144,829	$131,855	$50,464

Equity in earnings	$69,630	$61,571	$24,421

Advances from and to joint venture partnerships from the Company are included in non-current assets and liabilities above. Certain advances bear interest.

Note 15 - Subsequent Events:
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

Note 16- Quarterly Financial Data (Unaudited) (in thousands, except per share amounts):
	Fiscal Year 2005
	First	Second	Third (2)	Fourth

Revenues	$198,961	$215,746	$242,691	$195,680
Operating income	67,604	56,295	55,085	53,626
Net income	42,936	35,981	33,508	34,442
Diluted earnings per share (1)	$1.38	$1.15	$1.08	$1.11

	Fiscal Year 2004
	First	Second	Third	Fourth

Revenues	$128,376	$161,603	$193,750	$204,491
Operating income	18,105	24,217	67,315	57,243
Net income	12,177	18,549	42,514	37,941
Diluted earnings per share (1)	$0.39	$0.60	$1.37	$1.22

(1)Diluted earnings per share have been adjusted to reflect the one-for-two stock dividend paid on March 25, 2004.
(2)Revenues and expenses related to certain sales by one of the Company’s subsidiaries have been reclassified.  These changes had no impact on previously reported operating income, net income or shareholders’ equity.

Schedule II - Valuation and Qualifying Accounts

For the Years Ended August 31, 2005, 2004 and 2003
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

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K/A

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the fiscal year covered by the Original Form 10-K, as a result of the material weakness described in Item 8 of this Form 10-K/A, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K/A

Remediation Plan

As of the date of the filing of this amendment on Form 10-K/A, the Company has taken the following steps to remediate the material weakness:

•
The Company has taken a thorough review of the classification requirements of each component line item and the individual elements that comprise each line item of the consolidated statements of cash flows, in accordance with SFAS 95.

•	The SEC reporting manager will now utilize a detailed checklist to review appropriate classification of cash flows in accordance with SFAS 95.

•
The Company has contracted with a public accounting firm (other than its independent auditors) to perform a thorough review of the detailed checklist to ensure that the cash flows have been prepared in accordance with SFAS 95.

Management’s Annual Report on Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting is presented within Item 8 of this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except for the material weakness noted above.

ITEM 9B.	OTHER INFORMATION

NONE

SCHNITZER STEEL INDUSTRIES, INC.
FORM 10-K/A

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Item 401 of Regulation S-K regarding directors will be included under “Election of Directors” in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to executive officers of the Company will be included under Item 4(a) of Part I of this Report. Information required by Item 405 of Regulation S-K is included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics that is applicable to all of its employees. It includes additional provisions that apply to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions (the “Senior Financial Officers”). It also provides a code of business conduct and ethics for members of the Company’s Board of Directors. This document is posted on the Company’s internet website (www.schnitzersteel.com) and is available free of charge by calling the Company or submitting a request to ir@schn.com. The Company intends to disclose any amendments to or waivers from these Codes for directors, executive officers or Senior Financial Officers on its website.

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

Information regarding the Company’s principal accountant fees and services will be included under “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

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

4.1
Amended and Restated Credit Agreement dated November 8, 2005 between the Registrant, Bank of America, NA, and the Other Lenders Party Thereto. Filed as Exhibit 4.1 to Registrant’s Form 10-K for the year ended August 31, 2005, and incorporated herein by reference.

9.1
Schnitzer Steel Industries, Inc. 2001 Restated Voting Trust and Buy-Sell Agreement dated March 26, 2001. Filed as Exhibit 9.1 To Registrants Form 10-K for the year ended August 31, 2001, and incorporated herein by reference.

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

SCHNITZER STEEL INDUSTRIES, INC.

Dated: August 30, 2006	By:	/s/ GREGORY J. WITHERSPOON
Gregory J. Witherspoon
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant: August 30, 2006 in the capacities indicated.

Signature	Title

Principal Executive Officer:

*JOHN D. CARTER John D. Carter	President and Chief Executive Officer

Principal Financial Officer:

/s/ GREGORY J. WITHERSPOON Gregory J. Witherspoon	Chief Financial Officer

Principal Accounting Officer:

/s/ VICKI A. PIERSALL Vicki A. Piersall	Vice President and Corporate Controller

Directors:

*ROBERT S. BALL Robert S. Ball	Director

*WILLIAM A. FURMAN William A. Furman	Director

*SCOTT LEWIS Scott Lewis	Director

*KENNETH M. NOVACK Kenneth M. Novack	Director

*JEAN S. REYNOLDS Jean S. Reynolds	Director

*JILL SCHNITZER EDELSON Jill Schnitzer Edelson	Director

*RALPH R. SHAW Ralph R. Shaw	Director

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

4.1
Amended and Restated Credit Agreement dated November 8, 2005 between the Registrant, Bank of America, NA, and the Other Lenders Party Thereto. Filed as Exhibit 4.1 to Registrant’s Form 10-K for the year ended August 31, 2005, and incorporated herein by reference.

9.1
Schnitzer Steel Industries, Inc. 2001 Restated Voting Trust and Buy-Sell Agreement dated March 26, 2001. Filed as Exhibit 9.1 to Registrants Form 10-K for the year ended August 31, 2001, and incorporated herein by reference.

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