Form 10-Q/A
period 2005-11-30
SCHNITZER STEEL INDUSTRIES INC
filed 2006-08-30
CIK 912603

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

(503) 224-9900
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

SCHNITZER STEEL INDUSTRIES, INC.

EXPLANATORY NOTE

This Form 10-Q/A amends the Quarterly Report on Form 10-Q that was originally filed on January 9, 2006 (the “Original Form 10-Q”) by Schnitzer Steel Industries, Inc. (the “Company”) for the quarterly period ended November 30, 2005. The Company identified errors related to the application of purchase accounting and the reporting of cash flows. Accordingly, this Form 10-Q/A:

•	restates the Company’s condensed consolidated statements of operations and consolidated statements of cash flows for the three months ended November 30, 2005 and related disclosures;
•
discloses the determination that as of November 30, 2005, material weaknesses existed in the Company’s internal control over financial reporting related to the application of purchase accounting and reporting of cash flows;

•
discloses that due to the aforementioned material weaknesses as of the quarter ended November 30, 2005 the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as discussed under Item 4 were not effective.

The revised assessment relating to the Company’s disclosure control and procedures and a description of the changes in internal control over financial reporting are included herein under Part 1, Item 4.

No attempt has been made in this amendment to modify or update disclosures presented in the Original Form 10-Q, except with respect to the foregoing and certain enhancements in disclosure included in Part I. Accordingly, this amendment on Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission (the “SEC”) subsequent to the filing of the Original Form 10-Q, including any amendments to these filings.

In addition, this amendment on Form 10-Q/A includes currently dated Sarbanes-Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer, attached hereto as Exhibits 31.1, 31.2, 32.1 and 32.2.

The aforementioned restatement corrects an error relating to the interpretation and application of generally accepted accounting principles as related to purchase accounting. During the three months ended November 30, 2005, as a result of a separation and termination agreement with Hugo Neu Corporation (“HNC”), the Company acquired the assets of Prolerized New England Company and Subsidiaries (“PNE”), Hugo Neu Schnitzer Global Trade-Baltic Operations (“HNSGT-Baltic”), and THS Recycling LLC, dba Hawaii Metal Recycling Company (“HMR”). Additionally, during the three months ending November 30, 2005, the Company acquired the assets of Regional Recycling, LLC (“Regional”) and purchased GreenLeaf Auto Recyclers, LLC (“GreenLeaf”). In the condensed consolidated statements of operations for the three months ended November 30, 2005 included in the Company’s Original Form 10-Q, the Company accounted for the operations of all of the acquired businesses on a consolidated basis as of the beginning of the Company’s fiscal year 2006 (September 1, 2005) with a corresponding deduction for the pre-acquisition operating results in arriving at net income. In addition, an error related to the application of purchase accounting affected the statement of cash flows. The cash flow from the Company‘s investments in Regional, HMR, Greenleaf, PNE and HNSGT-Baltic were classified as cash flow from operations in error. The restatement corrects these errors in purchase accounting for acquisitions and reclassifies the cash received as a result of the acquisitions as net cash (used) provided by investments.

During the third quarter ending May 31, 2006, management began reevaluating the accounting treatment for the acquisitions that occurred during the first quarter fiscal 2006. Through the reevaluation, it was determined that the acquired entities in which the Company did not have a previous equity interest, HMR, Regional and GreenLeaf, were accounted for incorrectly in the Company’s condensed consolidated statements of operations for the three months ended November 30, 2005 included in the Company’s Original Form 10-Q. ARB 51 allows the results of operations of entities acquired through a “step” acquisition to be consolidated as of the beginning of the fiscal year or as of the date of the acquisition. If the results of operations are consolidated as of the beginning of the fiscal year, there must be an offset for the pre-acquisition interests prior to arriving at net income. As the Company had prior joint venture interests in PNE and HNSGT-Baltic, the acquisitions of PNE and HNSGT-Baltic were each “step” acquisitions and the Company’s consolidation of their operations as of the beginning of fiscal year 2006 was appropriate. However, as the Company did not have a previous interest in HMR, Regional, and GreenLeaf the acquisitions of HMR, Regional and GreenLeaf were not “step” acquisitions and their results of operations should have only been consolidated as of the respective dates of acquisition.

The restatement also corrects an error relating to the application of purchase accounting, which affected the consolidated statements of cash flows. Cash acquired from the Company‘s investments in Regional, HMR, Greenleaf, PNE and HNSGT-Baltic was classified as net cash provided by operations in error. This restatement corrects these errors and reclassifies the cash proceeds as a result of the acquisitions as net cash (used) provided by investments. The restatement of the statement of cash flows affects minority interest, accrued liabilities, equity in income of joint ventures and other assets and liabilities.

Lastly, the restatement corrects an error in classification with respect to cash flows received from its interest in joint ventures. Previously, the Company considered certain cash flows received from its joint ventures as returns of its investment and had therefore classified these cash flows as investing activities. However, the Company has subsequently determined that these cash flows should have been considered a return on investment and classified as an operating activity as distributed/(undistributed) equity in earnings of joint ventures. Additionally, the Company has corrected its presentation of changes in other assets and changes in other liabilities within the cash flows from operating activities section and proceeds from line of credit, repayments of line of credit, proceeds from long-term debt, and repayments of long-term debt, within the cash flows from financing activities section of the consolidated statements of cash flows, to reflect these items gross rather than net. These errors did not impact the Company’s consolidated statements of operations or consolidated statements of shareholders’ equity for the quarters ended November 30, 2005 and November 30, 2004, nor did it have an impact on the consolidated balance sheets as of November 30, 2005 and November 30, 2004.

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

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	For The Three Months Ended November 30,
	2005(1)	2004

Revenues	$341,231	$198,961

Operating Expenses:
Cost of goods sold	285,106	139,752
Selling, general and administrative	40,344 (2)	11,867
Environmental matter	—	500 (3)

Income from wholly-owned operations	15,781	46,842

Income from joint ventures	1,752	20,464

Operating income	17,533	67,306

Other income (expense):
Interest expense	(435)	(284)
Other income (expense)	55,534 (4)	(148)

	55,099	(432)

Income before income tax and minority interests	72,632	66,874

Income tax provision	(31,135)	(23,272)

Income before minority interests	41,497	43,602

Minority interests, net of tax	(153)	(666)

Pre-acquisition interests, net of tax	186	—

Net income	$41,530	$42,936

Net income per share - basic:	$1.36	$1.41

Net income per share - diluted:	$1.34	$1.38

(1)
The Company elected to consolidate results of two of the businesses acquired through the Hugo Neu Corporation (“HNC”) separation and termination agreement as though the transaction had occurred at the beginning of the fiscal 2006, instead of the date of acquisition.  The increase in revenues and operating income that resulted from the election are offset by pre-acquisition interests, net of tax.

(2)	Includes a charge of $11.0 million associated with the investigation reserve (see Note 5).
(3)	Fiscal 2005 amounts relate to environmental matters primarily associated with the Hylebos Waterway project.
(4)	Includes a gain on disposition of joint ventures of $54.6 million.

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands, except per share amounts)

							Accumulated
	Class A		Class B		Additional		Other
	Common Stock		Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income/(Loss)	Total

Balance at August 31, 2004	22,022	$22,022	8,306	$8,306	$110,177	$278,374	$1	$418,880

Net income						146,867		146,867
Foreign currency translation adjustment							28	28
Comprehensive income								146,895

Class B common stock converted
to Class A common stock	320	320	(320)	(320)				—
Class A common stock issued	148	148			1,511			1,659
Tax benefits from stock options exercised					14,157			14,157
Cash dividends paid - common
($0.068 per share)						(2,063)		(2,063)

Balance at August 31, 2005	22,490	22,490	7,986	7,986	125,845	423,178	29	579,528

Net income						41,530		41,530
Foreign currency translation adjustment							(60)	(60)
Comprehensive income								41,470

Stock-based compensation					494			494
Class A common stock issued	3	3			14			17
Cash dividends paid - common
($0.017 per share)						(519)		(519)

Balance at November, 2005	22,493	$22,493	7,986	$7,986	$126,353	$464,189	$(31)	$620,990

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For The Three Months Ended November 30,
	2005	2004
	(as restated)	(as restated)
Cash flows from operating activities:
Net income	$41,530	$42,936
Noncash items included in net income:
Depreciation and amortization	6,241	5,050
Minority and pre-acquisition interests	320	1,021
Deferred income taxes	(10,206)	—
Distributed/(undistributed) equity in earnings of joint ventures	15,787	491
Stock based compensation expense	494	—
Gain on disposal of assets	(54,618)	(127)
Changes in assets and liabilities:
Accounts receivable	21,321	13,972
Inventories	(7,753)	(12,587)
Prepaid expenses and other current assets	11,556	(108)
Other assets	1,630	53
Accounts payable	(12,684)	(1,162)
Accrued liabilities	21,409	(8,295)
Environmental liabilities	(2,959)	(3,156)
Other liabilities	(767)	159

Net cash provided by operating activities	31,301	38,247

Cash flows from investing activities:
Capital expenditures	(15,823)	(7,531)
Acquisitions, net of cash acquired	(75,548)	—
Cash paid to joint ventures	(449)	(313)
Proceeds from sale of assets	12	398

Net cash used in investing activities	(91,808)	(7,446)

Cash flows from financing activities:
Proceeds from line of credit	43,000	48,300
Repayment of line of credit	(33,000)	(30,800)
Proceeds from long-term debt	140,184	69,500
Repayment of long-term debt	(72,000)	(104,547)
Issuance of Class A common stock	17	1,182
Distributions to minority interests	(1,045)	(1,273)
Dividends declared and paid	(518)	(515)

Net cash provided by (used in) financing activities	76,638	(18,153)

Net increase in cash	16,131	12,648

Cash at beginning of period	20,645	11,307

Cash at end of period	$36,776	$23,955

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

Note 1 - Restatement:

The condensed consolidated statements of operations for the three months ended November 30, 2005 have been restated due to the following:

The restatement corrects errors related to the interpretation and application of purchase accounting and the reporting of cash flows. During the three months ended November 30, 2005, as a result of a separation and termination agreement with Hugo Neu Corporation (“HNC”), the Company acquired the assets of Prolerized New England Company and Subsidiaries (“PNE”), Hugo Neu Schnitzer Global Trade-Baltic Operations (“HNSGT-Baltic”), and THS Recycling LLC, dba Hawaii Metal Recycling Company (“HMR”). Additionally, during the three months ending November 30, 2005, the Company acquired the assets of Regional Recycling, LLC (“Regional”) and purchased GreenLeaf Auto Recyclers, LLC (“GreenLeaf”). In the condensed consolidated statements of operations for the three months ended November 30, 2005, included in the Company’s Original Form 10-Q, the Company accounted for the operations of all of the acquired businesses on a consolidated basis, as of the beginning of the Company’s fiscal year 2006, with a corresponding deduction for the pre-acquisition operating results in arriving at net income.

It was determined that the acquired entities in which the Company did not have a previous interest, HMR, Regional and GreenLeaf, were accounted for incorrectly in the Company’s condensed consolidated statements of operations for the three months ended November 30, 2005 included in the Company’s Original Form 10-Q. ARB 51 allows the results of operations of entities acquired through a “step” acquisition to be consolidated as of the beginning of the fiscal year or as of the date of the acquisition. If the results of operations are consolidated as of the beginning of the fiscal year, there must be an offset for the pre-acquisition interests prior to arriving at net income. As the Company had prior joint venture interests in PNE and HNSGT-Baltic, the acquisitions of PNE and HNSGT-Baltic were each “step” acquisitions and the Company’s decision to consolidate their operations as of the beginning of fiscal year 2006 was appropriate. However, as the Company did not have a previous interest in HMR, Regional, and GreenLeaf, these acquisitions, under the provisions of SFAS 141, were not “step” acquisitions and their results of operations should have been consolidated as of the relevant dates of acquisition.

While the error did not impact net income or net income per share, it did result in the misstatement of a number of line items in the condensed consolidated statements of operations for the three months ended November 30, 2005, as presented. The error had no impact on the condensed consolidated balance sheets as of November 30, 2005 or the consolidated statements of cash flows for the three months ended November 30, 2005.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

A summary of the restatements included in the condensed consolidated statements of operations in this amended filing are:

	As Previously Reported	Adjustment	As Restated
Statement of Operations for the three months ended November 30, 2005
Revenue	$388,673	$(47,442)	$341,231
Cost of goods sold	326,710	(41,604)	285,106
Selling, general and administrative	41,990	(1,646)	40,344
Interest expense	(981)	546	(435)
Other income, net	64,441	(8,907)	55,534
Income tax provision	(35,557)	4,422	(31,135)
Pre-acquisition interests, net of tax	(7,945)	8,131	186
Net income	41,530	—	41,530

Additionally, as a result of the error in purchase accounting, cash acquired from the Company‘s investments in Regional, HMR, Greenleaf, PNE and HNSGT-Baltic was classified as net cash provided by operations in error. This restatement corrects this error and reclassifies the cash acquired as a result of the acquisitions as net cash (used) provided by investments. The restatement of the consolidated statements of cash flows affects the minority interest, accrued liabilities, equity in income of joint ventures and other assets and liabilities line items in the consolidated statements of cash flows.

Finally, the consolidated statements of cash flows for the quarters ended November 30, 2005 and November 30, 2004 have been restated to correct an error in the classification of cash flows received from its interest in joint ventures. The Company had previously considered cash flows received from its joint ventures as returns of its investment and had therefore classified these cash flows as investing activities. However, the Company has now determined that the cash flows from its joint ventures should have been considered a return on its investment and classified as an operating activity as distributed/(undistributed) equity in earnings of joint ventures. The restatement does not affect net income or earnings per share and did not have an impact on the Company’s consolidated statements of operations or consolidated statements of shareholders’ equity for the quarters ended November 31, 2005 and November 31, 2004, nor did it have an impact on the consolidated balance sheets as of November 31, 2005 and November 31, 2004. Additionally, the Company has corrected its presentation of changes in other assets and changes in other liabilities within the cash flows from operating activities section and proceeds from line of credit, repayments of line of credit, proceeds from long-term debt, and repayments of long-term debt, within the cash flows from financing activities section of the consolidated statements of cash flows, to reflect these items gross rather than net.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

Restated consolidated statements of cash flows for all affected periods reflecting the aforementioned adjustments are presented below (amounts in thousands):

	For The Three Months Ended November 30, 2005
	As reported	Adjustment	As restated
Cash flows from operating activities:
Net income	$41,530	$—	$41,530
Noncash items included in net income:
Depreciation and amortization	6,241	—	6,241
Minority and pre-acquisition interests	493	(173)	320
Deferred income taxes	(10,206)	—	(10,206)
Distributed/(undistributed) equity in earnings of joint ventures	(1,345)	17,132	15,787
Stock based compensation expense	494	—	494
Gain on disposal of assets	(54,617)	(1)	(54,618)
Changes in assets and liabilities:
Accounts receivable	21,321	—	21,321
Inventories	(7,753)	—	(7,753)
Prepaid expenses and other current assets	11,556	—	11,556
Other assets	—	1,630	1,630
Accounts payable	(12,684)	—	(12,684)
Accrued liabilities	27,533	(6,124)	21,409
Environmental liabilities	(2,958)	(1)	(2,959)
Other liabilities	—	(767)	(767)
Other assets and liabilities	3,546	(3,546)	—

Net cash provided by operating activities	23,151	8,150	31,301

Cash flows from investing activities:
Capital expenditures	(15,823)	—	(15,823)
Acquisitions, net of cash acquired	(85,641)	10,093	(75,548)
Cash received from joint ventures	17,957	(17,957)	—
Cash paid to joint ventures	(163)	(286)	(449)
Proceeds from sale of assets	12	—	12

Net cash used in investing activities	(83,658)	(8,150)	(91,808)

Cash flows from financing activities:
Proceeds from line of credit	—	43,000	43,000
Repayment of line of credit	—	(33,000)	(33,000)
Proceeds from long-term debt	—	140,184	140,184
Repayment of long-term debt	—	(72,000)	(72,000)
Issuance of Class A common stock	17	—	17
Distributions to minority interests	(1,045)	—	(1,045)
Dividends declared and paid	(518)	—	(518)
Increase (decrease) in long-term debt	78,184	(78,184)	—

Net cash provided by financing activities	76,638	—	76,638

Net increase in cash	16,131	—	16,131

Cash at beginning of period	20,645	—	20,645

Cash at end of period	$36,776	$—	$36,776

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

For The Three Months Ended November 30, 2004
	As reported	Adjustment	As restated
Cash flows from operating activities:
Net income	$42,936	$—	$42,936
Noncash items included in net income:
Depreciation and amortization	5,050	—	5,050
Minority and pre-acquisition interests	1,021	—	1,021
Distributed/(undistributed) equity in earnings of joint ventures	(20,464)	20,955	491
Stock based compensation expense	—	—	—
Gain on disposal of assets	(127)	—	(127)
Changes in assets and liabilities:
Accounts receivable	13,972	—	13,972
Inventories	(12,587)	—	(12,587)
Prepaid expenses and other current assets	(108)	—	(108)
Other assets	— -	53	53
Accounts payable	(1,162)	—	(1,162)
Accrued liabilities	(8,295)	—	(8,295)
Environmental liabilities	(3,156)	—	(3,156)
Other liabilities	—	159	159
Other assets and liabilities	212	(212)	-

Net cash provided by operating activities	17,292	20,955	38,247

Cash flows from investing activities:
Capital expenditures	(7,531)	—	(7,531)
Cash received from joint ventures	20,955	(20,955)	—
Cash paid to joint ventures	(313)	—	(313)
Proceeds from sale of assets	398	—	398

Net cash provided by investing activities	13,509	(20,955)	(7,446)

Cash flows from financing activities:
Proceeds from line of credit	—	48,300	48,300
Repayment of line of credit	—	(30,800)	(30,800)
Proceeds from long-term debt	—	69,500	69,500
Repayment of long-term debt	—	(104,547)	(104,547)
Issuance of Class A common stock	1,182	—	1,182
Distributions to minority interests	(1,273)	—	(1,273)
Dividends declared and paid	(515)	—	(515)
Increase (decrease) in long-term debt	(17,547)	17,547	—

Net cash used in financing activities	(18,153)	—	(18,153)

Net increase in cash	12,648	—	12,648

Cash at beginning of period	11,307	—	11,307

Cash at end of period	$23,955	$—	$23,955

Note 2 - Summary of Significant Accounting Policies:

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Schnitzer Steel Industries, Inc. (the “Company”) have been prepared pursuant to generally accepted accounting principles and the rules and regulations of the Securities Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, management suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report for the fiscal

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

year ended August 31, 2005. The results for the three months ended November 30, 2005 and 2004 are not necessarily indicative of the results of operations for the entire year.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.

Cash and Cash Equivalents
Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts of $12.6 million and $11.5 million as of November 30, 2005 and August 31, 2005, respectively.

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

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended November 30, 2005 are as follows (in thousands):

	Metals Recycling Business	Auto Parts Business	Total
Balance as of August 31, 2005	$34,771	$116,583	$151,354
Acquisition of GreenLeaf Auto Recyclers, LLC (see Note 4)		14,001	14,001
Separation and termination of joint venture relationships with Hugo Neu Corporation (see Note 4)	61,557		61,557
Acquisition of Regional Recycling LLC assets (see Note 4)	39,915		39,915
Balance as of November 30, 2005	$136,243	$130,584	$266,827

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

In December 2004, the FASB finalized SFAS No. 123(R) “Share-Based Payment“, which will be effective for the first interim reporting period of the first fiscal year beginning after June 15, 2005. The new standard requires the Company to expense stock options beginning in the first quarter of fiscal 2006. The Company adopted SFAS No. 123(R), effective September 1, 2005. SFAS 123(R) requires the recognition of the fair value of stock-based compensation in net income. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. See Note 8 for further information regarding stock based compensation.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

Note 3 - Inventories:

Inventories consisted of the following (in thousands):

	November 30, 2005	August 31, 2005
Recycled metals	$124,702	$38,027
Work in process	8,084	17,124
Finished goods	62,984	36,304
Supplies	15,958	14,734
	$211,728	$106,189

Note 4 - Business Combinations
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

In accordance with SFAS 141, “Business Combinations,” the purchase price of the acquired assets and liabilities assumed under the separation and termination agreement is the fair value of the joint venture interests given up as part of the exchange as well as cash received, other liabilities assumed and acquisition costs, net of cash received. As a result, the purchase price is estimated to be $165.1 million, including acquisition costs of approximately $6.3 million. The $54.6 million gain resulting from the joint venture divesture represents the difference between the fair value of $160.1 million and the carrying value of $105.5 million of the joint ventures.

The purchase price was allocated to tangible and intangible identifiable assets acquired and liabilities assumed based on an estimate of the respective fair values. Final valuation reports are pending from a third party. The excess of the aggregate purchase price over the fair value of the identifiable net assets acquired of approximately $57.6 million was recognized as goodwill. Approximately $3.8 million of goodwill existed on the joint

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

ventures’ balance sheets prior to the separation and termination but was not shown separately in accordance with the equity method of accounting. Therefore, the total increase to goodwill related to the HNC Separation and Termination Agreement was $61.6 million.

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

GreenLeaf Acquisition
On September 30, 2005, the Company acquired GreenLeaf, five properties previously leased by GreenLeaf and certain GreenLeaf debt obligations. GreenLeaf is engaged in the business of auto dismantling and recycling and sells its products primarily to collision and mechanical repair shops. GreenLeaf currently operates in one wholesale sales office and 19 commercial locations throughout the United States. Total purchase price for the acquisition, including acquisition costs, was $44.7 million, subject to post-closing adjustments.

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

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

The purchase price of the Regional acquisition was allocated to tangible and intangible identifiable assets acquired and liabilities assumed based on an estimate of the respective fair values. Final valuation reports are pending from a third party. The excess of the aggregate purchase price over the estimated fair value of the identifiable net assets acquired of approximately $39.9 million was recognized as goodwill.

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

During the first quarter of fiscal 2006, the Company recorded a gain of $54.6 million related to the disposition of assets pursuant to the HNC separation and termination. The transaction, which included selling certain assets previously owned through the joint venture, was recorded using the fair value of the assets with consideration of business valuations performed by a third party. The fair value of net assets received exceeded the carrying value of the assets sold, resulting in the gain recorded. Any change to the fair value in the final third party valuations would directly impact the gain recorded.

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

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

The following table is prepared on a pro forma basis, for the three month period ended November 30, 2005 and 2004, respectively, as though all of the businesses acquired through the HNC separation and termination agreement and the GreenLeaf and Regional acquisitions had occurred as of the beginning of the periods presented (in thousands, except per share amounts).

	For the Three Months Ended November 30,
	2005	2004
	(pro forma)	(pro forma)
Gross revenues	$388,673	$440,861
Net Income	$49,475	$48,679
Net Income per share:
Basic	$1.62	$1.60
Diluted	$1.60	$1.56

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining operations.

Note 5 - Environmental Liabilities and Other Contingencies:

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

GMT and the Other Party are pursuing settlement negotiations and legal actions against other non-settling, non-performing PRPs to recover additional amounts that may be applied against the head of the Hylebos remediation costs. During fiscal 2005, the Company recovered $0.7 million from four non-performing PRPs. This amount had previously been taken into account as a reduction in the Company’s reserve for environmental liabilities. Uncertainties continue to exist regarding the total cost to remediate this site as well as the Company’s share of those costs; nevertheless, the Company’s estimate of its liabilities related to this site is based on information currently available.

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

During the second quarter of fiscal 2005, in connection with the negotiation of the separation and termination agreement relating to the Company’s metals recycling joint ventures with HNC (see Note 4), the Company conducted an environmental due diligence investigation of certain joint venture businesses it proposed to acquire. As a result of this investigation, the Company identified certain environmental risks and accrued $2.6 million for its share of the estimated costs to remediate these risks upon completion of the separation. During the first quarter of fiscal 2006, an additional $12.8 million was recorded representing the remaining portion of the environmental liabilities associated with the separation and termination agreement as well as the Regional acquisition of which $0.3 million was expended in remediation efforts. No environmental proceedings are pending with respect to any of these sites.

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

Other Contingencies
The Company had a past practice of making improper payments to the purchasing managers of customers in Asia in connection with export sales of recycled ferrous metals. The Company stopped this practice after it was advised in 2004 that it raised questions of possible violations of U.S. and foreign laws. Thereafter, the Audit Committee was advised and conducted a preliminary compliance review. On November 18, 2004, on the recommendation of the Audit Committee, the Board of Directors authorized the Audit Committee to engage independent counsel and conduct a thorough, independent investigation. The Board of Directors also authorized and directed that the existence and the results of the investigation be voluntarily reported to the U.S. Department of Justice (DOJ) and the SEC, and that the Company cooperate fully with those agencies. The Audit Committee notified the DOJ and the SEC of the independent investigation, engaged outside counsel to assist in the independent investigation and instructed outside counsel to fully cooperate with the DOJ and the SEC and to provide those agencies with the information obtained as a result of the independent investigation. On August 23, 2005, the Company received from the SEC a formal order of investigation related to the independent investigation. The Audit Committee is continuing its independent investigation. The Company, including the Audit Committee, continues to cooperate fully with the DOJ and the SEC. The investigations of the Audit committee, the DOJ and the SEC are not expected to affect the Company’s previously reported financial results. However, the Company expects to enter into agreements with the DOJ and the SEC to resolve the above-referenced matters and believes that it is probable that the DOJ and SEC will impose penalties on, and require disgorgement of certain profits by, the Company as a result of their investigations.  The Company estimates that the total amount of these penalties and disgorgement will be within a range of $11.0 million to $15.0 million. In the first quarter of 2006, the Company established a reserve totaling $11.0 million in connection with this estimate. The precise terms of any agreements to be entered into with the DOJ and the SEC, however, remain under discussion with these two agencies. The Company, therefore, cannot predict with certainty the results of the aforementioned investigations or whether the Company or any of its employees will be subject to any additional remedial actions following completion of these investigations.

Note 6 - Long Term Debt

On November 8, 2005, the Company entered into an amended and restated unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The agreement provides for a five-year, $400.0 million revolving credit facility loan maturing in November 2010. The agreement prior to restatement provided for a $150.0 million revolving credit facility maturing in May 2006. Interest on outstanding indebtedness under the restated agreement is based, at the Company’s option, on either LIBOR plus a spread of between 0.625% and 1.25%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. In addition, annual commitment

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

fees are payable on the unused portion of the credit facility at rates between 0.15% and 0.25% based on a pricing grid tied to the Company’s leverage ratio. The restated agreement contains various representations and warranties, events of default and financial and other covenants, including covenants requiring maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. The Company also has an additional unsecured credit line totaling $10.0 million, which is uncommitted. This additional debt agreement also has certain restrictive covenants. The fair value of long-term debt is deemed to be the same as that reflected in the condensed consolidated balance sheets given the variable interest rates. As of November 30, 2005, the Company had aggregate borrowings outstanding under its credit facilities of $86.0 million and was in compliance with the representations, warranties and covenants of its debt agreements.

Note 7 - Related Party Transactions

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

Note 8 - Stock Incentive Plan

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

Periods Prior to Adoption.  SFAS 123(R) requires the Company to present pro forma information for periods prior to adoption as if the Company had accounted for all stock-based compensation under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options at the date of grant is amortized over the requisite service period, which generally equals the vesting period. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions to its stock-based employee compensation:

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

For the Three Months Ended November 30, 2004

Reported net income	$42,936
Add: Stock based compensation costs included in reported net income, net of tax	225
Deduct: Total stock based employee compensation benefit (expense) under fair value based method for all awards, net of tax	(125)

Pro forma net income	$43,036

Reported basic income per share	$1.41
Pro forma basic income per share	$1.42

Reported diluted income per share	$1.38
Pro forma diluted income per share	$1.38

Note 9 - Employee Benefits

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

Note 10 - Segment Information

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

Revenues from external customers and from intersegment transactions for the Company’s consolidated operations are as follows (in thousands):

For the Three Months Ended November 30,
2005	2004
(as restated)
Metals Recycling Business	$241,430	(1)	$144,532
Auto Parts Business	45,922		23,386
Steel Manufacturing Business	89,156		70,022
Intersegment revenues	(35,277)		(38,979)
Consolidated revenues	$341,231		$198,961

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

The Company’s operating income is as follows (in thousands):

For the Three Months Ended November 30,
2005	2004
(as restated)
Metals Recycling Business	$12,002 (1)	$33,788 (2)
Auto Parts Business	7,737	7,048
Steel Manufacturing Business	16,070	12,760
Joint Ventures (3)	1,732	20,464
Total segment operating income	37,541	74,060
Corporate expense	(19,479)	(3,591)
Intercompany profit eliminations	(529)	(3,163)
Total operating income	$17,533	$67,306

(1)
The Company elected to consolidate results of two of the businesses acquired through the HNC separation and termination agreement as though the transaction had occurred at the beginning of fiscal 2006, instead of the date of acquisition. The increase in revenues and operating income that resulted from the election is offset by pre-acquisition interests, net of tax. See Note 2 and Note 4 to the condensed consolidated financial statements.

(2)	Includes $500 thousand of environmental expenses related to the Hylebos Waterway project.
(3)
As a result of the HNC joint venture separation and termination agreement, the Joint Venture segment was eliminated and the results for the businesses acquired in this transaction that the Company is now managing, along with other smaller joint ventures, have been consolidated into the Metals Recycling Business beginning in fiscal 2006. Included in the Joint Venture segment for fiscal 2005 is estimated operating income for these two businesses of $9,465 for the three months ended November 30, 2005.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

The Company has restated its condensed consolidated statement of operations for the quarter ended November 30, 2005 and its condensed consolidated statements of cash flows for the quarter ended November 30, 2005 and 2004. See Note 1 to the condensed consolidated financial statements for additional details. All amounts in the following discussion have been restated where necessary for the effect of the restatement.

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

On September 30, 2005, the Company and Hugo Neu Corporation (HNC) closed a transaction to separate and terminate their metals recycling joint venture relationships as discussed below under “acquisitions and transactions”. As a result of the completion of this transaction, in addition to its previous recycling operations in Northern California, Washington and Oregon, the Company now has significant recycling operations in New England and Hawaii and operates, through its wholly owned subsidiary Schnitzer Global Exchange Corp. (Schnitzer Global Exchange), a metals trading business which purchases metals in parts of Russia and the Baltic region. In addition, as discussed below under “Acquisitions and Transactions”, on October 31, 2005, the Company purchased substantially all of the assets of Regional, which operates metals recycling facilities located in the southeastern United States and gives the Company a significant presence in this growing market. For a more detailed discussion of the HNC joint venture separation and termination and the Regional acquisition, see “Acquisitions and Transactions” and Note 4 to the condensed consolidated financial statements.

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

SCHNITZER STEEL INDUSTRIES, INC.

September 30, 2005, the Auto Parts Business consisted of a network of retail locations operating exclusively as self-service used auto parts stores. These stores are self-service in that customers themselves remove used auto parts from vehicles in inventory.

During the first quarter of fiscal 2006, the Company acquired GreenLeaf, which is engaged in the business of full-service auto dismantling and recycling and sells its products primarily to collision and mechanical repair shops. This acquisition significantly increased Auto Parts Business presence in the Southern, Eastern and Midwestern United States and represents the Company’s initial venture into the substantial full-service segment of the recycled auto parts market that services commercial customers. In full-service stores, professional staff members dismantle, test and inventory individual parts, which are then delivered to business or wholesale customers. Full-service stores also generally maintain newer cars in inventory. The Company is in the process of integrating GreenLeaf’s operations into Pick-N-Pull. Management has identified several GreenLeaf stores to convert to self-service locations; others will combine both full-service and self-service and some will remain exclusively full service. For a more detailed discussion of the Greenleaf acquisition, see “Acquisitions and Transactions” and Note 4 to the condensed consolidated financial statements.

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

Management believes that the HNC joint venture separation and termination and the Regional and GreenLeaf acquisitions position the Company well as it continues to execute its growth strategy. Consideration for these recently acquired businesses was funded by the Company’s cash balances on hand and borrowings under its bank credit facility. The Company has recorded estimated environmental liabilities as a result of due diligence performed in connection with these acquisitions. See Note 5 to the condensed consolidated financial statements for further information regarding contingencies.

SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

The Company’s revenues and operating results by business segment are summarized below (in thousands):

	For the Three Months Ended November 30,
	2005		2004
	(as restated)
REVENUES:
Metals Recycling Business:
Ferrous	$208,227		$126,832
Nonferrous	31,526		15,654
Other	1,677		2,046
Total Metals Recycling Business	241,430	(1)	144,532

Auto Parts Business	45,922		23,386
Steel Manufacturing Business	89,156		70,022
Intercompany revenue eliminations	(35,277)		(38,979)
Total revenues	$341,231		$198,961

	For the Three Months Ended November 30,
	2005	2004
	(as restated)
OPERATING INCOME:
Metals Recycling Business	$12,002 (1)	$33,788 (2)
Auto Parts Business	7,737	7,048
Steel Manufacturing Business	16,070	12,760
Joint Ventures	1,732	20,464
Total segment operating income	37,541	74,060
Corporate expense	(19,479)	(3,591)
Intercompany profit eliminations	(529)	(3,163)
Total operating income	$17,533	$67,306

NET INCOME	$41,530	$42,936

(1)
The Company elected to consolidate results of two of the businesses acquired through the HNC separation and termination agreement as though the transaction had occurred at the beginning of fiscal 2006. The increased revenues and operating income that resulted from the election was offset by pre-acquisition interests, net of tax. See Note 4 to the condensed consolidated financial statements.

(2)	Includes $500 thousand of environmental expenses related to the Hylebos Waterway project.

SCHNITZER STEEL INDUSTRIES, INC.

The following table summarizes certain selected operating data for the Company:

	For the Three Months Ended November 30,
	2005	2004
	(as restated)
METALS RECYCLING BUSINESS:
Average Ferrous Recycled Metal Sales Prices ($/LT)(1)
Domestic	$207	$221
Export	$204	$245
Total Processing	$205	$236
Trading	$216	$—

Ferrous Domestic Sales Volume (LT, in thousands)(2)(3)
Processed	181	134
Brokered	31	42
Total	212	176

Ferrous International Sales Volume (LT, in thousands)(3)
Processed	337	295
Trading	307	—
Total	644	295

Total Ferrous Sales Volume (LT, in thousands)(2)(3)	856	471

Ferrous Volumes Sold to Steel Manufacturing Business (LT, in thousands)	154	159

Nonferrous Sales Volumes (pounds, in thousands) (3)	50,000	29,400

STEEL MANUFACTURING BUSINESS:
Average Sales Price ($/ton) (1)	$517	$534

Finished Steel Products Sold (tons, in thousands)	166	126

AUTO PARTS BUSINESS
Number of Self-Service Locations at End of Quarter	30	26
Number of Full-Service Locations at End of Quarter(4)	19	—

(1) Price information is shown after a reduction for the cost of freight incurred to deliver the product to the customer.
(2) Includes sales to the Steel Manufacturing Business.
(3) The Company elected to consolidate results of two of the businesses acquired through the HNC separation and termination agreement as though the transaction had occurred at the beginning of fiscal 2006 instead of the date of acquisition. As a result, ferrous volume increased on a pro forma basis by 490,000 tons and nonferrous volume increased by 18,000 pounds. See Note 1 to the condensed consolidated financial statements.

(4) Reflects the addition of GreenLeaf to the Auto Parts Business in the first quarter of fiscal 2006.

SCHNITZER STEEL INDUSTRIES, INC.

First Quarter Fiscal 2006 Compared to First Quarter Fiscal 2005

General. The first quarter of fiscal 2006 marked the beginning of the Company’s transformation. The Company completed the separation and termination of its joint ventures with HNC and closed two acquisitions, and as a result revenues increased 72% compared to the first quarter of fiscal 2005. The Company began the process of integrating the newly acquired businesses into its existing operations during the first quarter of fiscal 2006. The Company also continued on a major capital spending program to upgrade and replace infrastructure and equipment. The recent acquisitions and capital improvements are expected to provide long-term benefits, although management expects they will result in some short-term disruption to operations.

It was another strong quarter for the Steel Manufacturing Business and the Auto Parts Business. Compared to last year’s first quarter, operating results for the Steel Manufacturing Business improved due to higher sales volumes primarily on rebar products. The Metals Recycling Business was impacted by a number of short term factors that reduced sales volumes and margins, and as a result, earnings did not reflect what the Company considers a normalized state of operations. Operating income declined for the Metals Recycling Business as margins for ferrous metals were compressed by lower selling prices, higher purchase costs for unprocessed metal and lower export volumes at the Company’s previously owned West Coast operations. The entities acquired as part of the HNC separation and termination, which were reported for the first time in the Metals and Recycling Business segment, were impacted by low beginning inventories and a planned production shutdown. Additionally, operating income from Joint Ventures decreased by over 91% due to the elimination of the HNC joint ventures results from this segment. As a result of the HNC joint venture separation and termination, the Joint Venture segment will be eliminated and the results for the businesses acquired in this transaction, and other smaller joint ventures will be consolidated into the Metals Recycling Business in future periods. Finally, average segment margins are expected to decrease due to the Company’s new trading business, has different characteristics and produces lower margins than the processing business.

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

The Auto Parts Business purchases used and salvaged vehicles, sells parts from those vehicles through its retail facilities and wholesale operations, and sells the crushed auto bodies to metal recyclers. On September 30, 2005, the Auto Parts Business acquired GreenLeaf, which is a full-service supplier of recycled auto parts primarily to commercial customers. This acquisition expanded the Auto Parts Business’ national footprint, providing growth potential in both the self-service and full-service markets. The newly acquired locations are in Arizona, Florida, Georgia, Illinois, Massachusetts, Michigan, Nevada, North Carolina, Ohio, Virginia, and Texas. As the Company integrates these stores with its existing business, some of the sites will be converted to Pick-N-Pull’s self-service model, while others will remain full-service or have combined operations. Two of the initial 22 acquired locations have been closed, and a third is a wholesale sales office. This acquisition is expected to have a modestly dilutive to neutral effect on earnings in fiscal 2006 as the conversion process is executed, but is anticipated to provide earnings growth in future years.

SCHNITZER STEEL INDUSTRIES, INC.

Prior to the GreenLeaf acquisition, the Auto Parts Business had existing operations in nine states and two Canadian provinces that achieved an annual pace of more than four million paid customer admissions per year. As a result of the Greenleaf acquisition and the acquisition of four self-service auto parts stores in January 2005, the Auto Parts Business has increased revenue by 128% for the first fiscal quarter of 2006 as compared to the same period last year. For both the full-service and self-service business, revenues for the wholesale product lines are principally affected by commodity metal prices. The Auto Parts Business also benefited from improved pricing for crushed auto bodies as compared to the fourth quarter of last year, which was partially offset by higher purchase prices for those vehicles. The self-service retail operations are somewhat seasonal and affected by weather conditions and promotional events. Since the stores are open to the natural elements, during periods of prolonged wet, cold or extreme heat, the retail business tends to slow due to the difficult working conditions for customers. As a result, the Company’s first and third fiscal quarters tend to generate the greatest retail sales and the second and fourth fiscal quarters are slower for these operations.

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

Revenues.  Consolidated revenues for the quarter ended November 30, 2005 increased $142.3 million, or 72%, to $341.2 million from $199.0 million in the first quarter of fiscal 2005. Revenues in the first quarter of fiscal 2006 increased for all Company business segments. The Metals Recycling Business revenue increased primarily as a result of the businesses acquired in HNC separation and termination, and the acquisition of Regional. Although there continues to be a strong demand in the worldwide metals markets for scrap metals, the fourth fiscal quarter of 2005 was affected by the unsettled Asian market and this condition continued into the first fiscal quarter of 2006. The Auto Parts Business benefited from the acquisition of GreenLeaf in September 2005 and four newly acquired self-service stores in January 2005, increased prices for auto bodies and higher revenues from sales of cores. The Steel Manufacturing Business benefited from the strong West Coast demand, which led to higher selling prices for finished steel products and higher sales volumes.

The Metals Recycling Business generated revenues of $241.4 million for the quarter ended November 30, 2005, before intercompany eliminations, an increase of $96.9 million, or 67%, over the same period of the prior year. Ferrous revenues increased $81.4 million, or 64%, to $208.2 million. This increase was caused by higher sales volume provided by the newly acquired businesses, which added revenue of approximately $136.1 million, and was partially offset by an approximately $39.2 million decline in revenues from the Company’s previously owned West Coast recycled metals facilities due to the timing of shipments and lower average net selling prices. Total ferrous sales volume increased 385,000 tons, or 82%, to 856,000 tons over the prior year first quarter, which was primarily due to the newly acquired businesses in the Southeast and Northeast as well as the addition of Schnitzer Global Exchange trading volume. This increase in volume was offset by a 13% decrease in the average processing net sales price to $205 per ton. The freight that is included in revenue increased $1.9 million compared with the prior year first quarter, primarily due to the increased volumes. The entities acquired as part of the HNC separation and termination, which were reported for the first time in the Metals and Recycling Business segment, were impacted by low beginning inventories and a planned production shutdown. Sales to the Steel Manufacturing Business decreased 5,400 tons, or 3%, to 154,000 tons, while other domestic sales increased from 17,000 tons in the first fiscal quarter of 2005 to 58,000 tons in the same quarter of this year as a result of the Regional acquisition. Regional is situated in a growing recycled metals market in the Southeastern United States, which is home to many automobile and auto parts manufacturers. Regional sells its ferrous metal to domestic steel mills in its area, of which there are approximately 23.

SCHNITZER STEEL INDUSTRIES, INC.

Revenue from nonferrous metal sales increased $15.9 million, or 101%, over the prior year first quarter, which was the result of a $0.09, or 17%, increase in average net sales price to $0.62 per pound and 20.7 million pounds, or 70%, increase in pounds shipped. Total nonferrous shipped for the first fiscal quarter of 2006 was 50.0 million pounds.  The increase in sales price per pound was a result of the additional value of the nonferrous product mix as a result of the Regional acquisition and increased Asian demand for nonferrous metals.  The increase in pounds shipped was primarily due to the acquired businesses, which accounted for an additional 18.3 million pounds sold in the first quarter of fiscal 2006.  Certain nonferrous metals are a byproduct of the shredding process, and quantities available for shipment are affected by the volume of materials processed in the Company’s shredders.

The Auto Parts Business generated revenues of $45.9 million, before intercompany eliminations, for the quarter ended November 30, 2005, an increase of $22.5 million, or 96%, over the same period of the prior year. This increase in revenues was primarily due to the acquisition of GreenLeaf in September 2005. Revenues also increased as a result of higher wholesale revenues driven by higher average sales prices for scrapped auto bodies and higher revenues from sales of cores.

The Steel Manufacturing Business generated revenues of $89.2 million for the quarter ended November 30, 2005, an increase of $19.1 million, or 27%, over the prior year quarter. Sales volumes in the first fiscal quarter of 2006 increased 31% to 166,000 tons over the same period last year, increasing revenues by $21.4 million, partially due to strong demand for rebar products. Additionally, during the first quarter of fiscal 2005, customers reduced purchases of steel in an effort to reduce inventories on hand. By contrast, during the first quarter of fiscal 2006, customers were buying steel to replace inventories, and consumption of steel was strong. The average net selling price decreased $17 per ton, or 3%, to $517 per ton, which resulted in decreased revenue of $2.8 million as compared to record high prices in the first fiscal quarter of 2005. However, average selling prices during the first quarter of fiscal 2006 were 5% higher than the fourth quarter of fiscal 2005, reflecting several price increases announced earlier in the quarter. The decrease in average net selling prices compared to the first quarter of the prior year was due to a stabilization of the market after a number of price increases caused by increased steel consumption.

Cost of Goods Sold. Consolidated cost of goods sold increased $144.9 million, or 103%, for the quarter ended November 30, 2005, compared with the same period last year. Cost of goods sold increased as a percentage of revenues from 70% to 84%.

Cost of goods sold for the Metals Recycling Business increased $112.5 million, or 106%, to $219.0 million compared to the first fiscal quarter of 2005. As a percentage of revenues, cost of goods sold increased compared with the prior year quarter from 74% to 91%. The increase in cost of goods sold was primarily attributable to the recent HNC separation and termination and the Regional acquisition, as these businesses operate in different markets and are currently experiencing narrower margins than the Company’s historical West Coast business. The margin variations for these businesses are due, in part, to differing markets for materials in the regions in which they operate, higher operating expenses due to the costs of integration and restructuring, higher freight costs to access certain foreign markets and the lower margins generally inherent in the Global Exchange trading business. Additionally, in the first quarter of fiscal 2006, strong domestic demand for unprocessed metals caused purchase prices to rise at a time of declining export sales prices, resulting in narrowing margins. While Schnitzer Global Exchange, the Company’s new trading business, provides increased revenues, the associated trading margins are lower than the historical Metals Recycling Business. Although the Company attempts to maintain and grow margins by responding to changing recycled metals selling prices through adjustments to its metals purchase prices, the Company’s ability to do so in the trading business is particularly limited by competitive and other market factors. In addition, East Coast processing volumes were negatively impacted by a two-month shutdown of the Rhode Island shredder to install a new, more efficient, and environmentally friendly shredder motor as well as low beginning inventories at all the New England yards. The lower processing volumes contributed to higher processing costs, which caused the East Coast operations to record a small loss for the quarter.

SCHNITZER STEEL INDUSTRIES, INC.

Cost of goods sold for the Auto Parts Business increased $15.4 million, or 115%, compared to the fiscal 2005 first quarter. As a percentage of revenues, cost of goods sold increased compared with the prior year quarter from 57% to 63%. The higher cost of goods sold was primarily due to the acquisition of GreenLeaf in September 2005 and four self-service stores in January 2005, but also due to higher car purchase costs that resulted from higher unprocessed metal prices, as GreenLeaf typically purchases newer vehicles resulting in a higher purchase price and lower margins as compared to the older model vehicles that Pick-N-Pull purchases. During the quarter, the operations acquired in the GreenLeaf transaction recorded a slight loss as the Company began the process of integrating GreenLeaf’s operations into the Auto Parts Business’ operations.

Cost of goods sold for the Steel Manufacturing Business increased $15.9 million, or 28%, as compared to the fiscal 2005 first quarter. As a percentage of revenues, cost of goods sold increased slightly compared with the prior year quarter from 80% to 81%. Average cost of goods sold per ton decreased $10 per ton, or 2%, compared to the prior year quarter, which was primarily caused by lower raw material costs for recycled metal and alloys and improved productivity, which were offset by higher energy costs. The overall increase in cost of goods sold was primarily caused by a 31% increase in sales volume. The Steel Manufacturing Business continues to see the benefits from the new furnace installed at its mini-mill last year, production incentives recently negotiated with the steelworkers union and other improvements in business practices. As a result, the increased production volumes and lower cost per ton of producing steel more than offset a $17 per ton decrease in average selling prices.

Selling, General and Administrative Expense.  Compared with the first quarter of fiscal 2005 selling, general and administrative expense for the same quarter this fiscal year increased $28.5 million, or 240%, to $40.3 million. As a percentage of revenues, selling, general and administrative expense increased by 6% percentage points, from 6% to 12%. A significant portion of the increase, $11.0 million, was attributed to the acquisitions that took place in the first quarter of fiscal 2006 that nearly doubled the Company’s revenue. The increase in selling, general and administrative expense was also due, in part, to the charge associated with the reserve of $11.0 million related to the penalties that the Company estimates will be imposed by the DOJ and the SEC in connection with the past payment practices in Asia discussed in Note 5 to the condensed consolidated financial statements. Other significant increases included higher legal, accounting and professional fees of $2.2 million, which includes $1.5 million related to the Audit Committee’s investigation of past payment practices in the Asia as discussed in Note 5 to the condensed consolidated financial statements, and the adoption of FAS 123(R) in fiscal 2006, which resulted in stock based compensation expense of $0.5 million.

Other Income (Expense). The Company recorded a gain of $54.6 million which arose from the HNC separation and termination. Based on the values determined by the valuations of the assets and liabilities acquired and assumed, the Company recorded a gain for the difference between the excess values of businesses acquired over the carrying value of the businesses sold. For a more detailed discussion of the HNC joint venture separation and termination agreement, see Notes 1 and 4 to the condensed consolidated financial statements.

Interest Expense. Interest expense for the first quarter of fiscal 2006 increased by $0.2 million, or 53%, to $0.4 million compared with the first quarter of fiscal 2005. The increase was a result of higher average debt balances and an increase in the loan rate during the fiscal 2006 first quarter compared with the fiscal 2005 first quarter. For more information, see Note 6 to the condensed consolidated financial statements.

SCHNITZER STEEL INDUSTRIES, INC.

Income Tax Provision. The tax rate for the first quarter of fiscal 2006 was 42.9%, compared to a 34.8% rate for the same quarter last year. The rate was higher as a direct result of the $11.0 million charge associated with the investigation reserve recorded as a result of the DOJ and SEC investigation. At the end of the investigation, the Company will be able to determine the extent of the tax deductible portion if any, of the reserve, which currently is anticipated to be nondeductible. During the first quarter of fiscal 2006, the Company recorded a gain of $54.6 million which arose from the HNC separation and termination. Based on the values determined by the valuations of the assets and liabilities acquired and assumed, the Company recorded a gain for the difference between the excess values of businesses acquired over the carrying value of the businesses sold. The tax on the gain was recorded using a 38% effective tax rate.

Liquidity and Capital Resources

Certain items within the consolidated statements of cash flows have been restated.  See Note 1 to the condensed consolidated financial statements for details of the restatements.  Cash provided by operations for the three months ended November 30, 2005 was $31.3 million, compared with $38.2 million for the same period in the prior fiscal year. Cash provided by operating activities was primarily related to net income, accounts receivable, prepaid expenses and other current assets, accrued liabilities and the change in equity accounting for the joint ventures association with the HNC separation and termination agreement, which is offset by the gain on the disposition of the joint ventures, the change in deferred income taxes and increases in accounts payable.

Capital expenditures for the three months ended November 30, 2005 were $15.8 million compared with $7.5 million during the first three months of fiscal 2005. The increase was due to capital improvement projects at the Company’s Portland, Oregon recycling facility related to dock repairs and preparation for the installation of a mega-shredder, as well as other operational improvements at the Oakland and Sacramento, California recycling facilities and a number of store remodels and equipment upgrades at the Auto Parts Business locations. The Company expects to spend approximately $75.0 million on capital improvement projects during the remainder of fiscal 2006. Additionally, the Company continues to explore other capital projects that will provide productivity improvements and add shareholder value.

As a result of the Regional and GreenLeaf acquisitions the Company entered into during the first fiscal quarter of 2006, the Company had higher borrowings under the credit facility of $78.2 million. In addition, these transactions resulted in investments in acquisitions, net of cash acquired of $85.6 million.

Accrued environmental liabilities as of November 30, 2005 were $45.4 million, which increased since August 31, 2005 by $21.9 million due to the acquisitions discussed in Note 4 and were partially offset by spending charged against the environmental reserve. During the next 12 months, the Company expects to pay approximately $6.9 million relating to previously accrued remediation projects, including the remediation on the Hylebos Waterway located in the State of Washington as discussed in Note 5 to the condensed consolidated financial statements. Additionally, the Company anticipates future cash outlays as it incurs the actual cost relating to the remediation of identified environmental liabilities. The future cash outlays are anticipated to be within the amounts established as environmental liabilities.

On November 8, 2005, the Company entered into an amended and restated unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The new agreement provides for a five-year, $400.0 million revolving loan maturing in November 2010. The agreement prior to restatement provided for a $150.0 million revolving loan maturing in May 2006. Interest on outstanding indebtedness under the restated agreement is based, at the Company’s option, on either LIBOR plus a spread of between 0.625% and 1.25%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.15% and 0.25% based on a pricing grid tied to the Company’s leverage ratio. The restated agreement contains various representations and warranties, events of default and financial and other covenants, including covenants requiring maintenance of a minimum fixed charge

SCHNITZER STEEL INDUSTRIES, INC.

coverage ratio and a maximum leverage ratio. The Company also has an additional unsecured credit line totaling $10.0 million, which is uncommitted. This additional debt agreement also has certain restrictive covenants. As of November 30, 2005, the Company had aggregate borrowings outstanding under its credit facilities of $86.0 million. As a result of the restatement, as discussed in Note 1 to the consolidated financial statements, the Company was not in compliance with their restrictive covenants. As such, a waiver was obtained from the lender, dated July 27, 2006, to waive any events of default provided the Company delivers it financial statements to the lender on or before September 8, 2006.

In July 2002, the Company’s metals recycling joint ventures with HNC entered into a revolving credit facility (JV Credit Facility) with a group of banks for working capital and general corporate purposes. During February 2004, the facility was increased to $110.0 million.

Upon the closing of the agreement for the separation and termination of the Company’s joint ventures with HNC on September 30, 2005, as described in Note 4 of the condensed consolidated financial statements, HNC paid the Company $52.3 million in cash. The Company also received approximately $1.4 million for previously undistributed earnings of the joint ventures net of the Company’s share of outstanding borrowings under the JV Credit Facility as of that date. Following such earnings distributions, the Company and HNC each were obligated to repay the portion of the JV Credit Facility borrowed on behalf of the joint venture businesses it acquired in the transaction. The outstanding balance was paid off and the JV Credit Facility was terminated and repaid upon closing of the separation and termination agreement on September 30, 2005.

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

SCHNITZER STEEL INDUSTRIES, INC.

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

Factors That Could Affect Future Results

This Form 10-Q, including Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and including, particularly, the “Outlook” section, contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the Company’s outlook for the business, and can be identified generally because they contain “expect,” “believe,” “anticipate,” “estimate” and other words that convey a similar meaning. One can also identify these statements as statements that do not relate strictly to historical or current facts. Examples of factors affecting the Company that could cause actual results to differ materially from current expectations are the following: volatile supply and demand conditions affecting prices and volumes in the markets for both the Company’s products and raw materials it purchases; world economic conditions; world political conditions; changes in federal and state income tax laws; impact of pending or new laws and regulations regarding imports and exports into the United States and other foreign countries; foreign currency fluctuations; competition; seasonality, including weather; energy supplies; freight rates; loss of key personnel; the inability to complete expected large scrap export shipments in the current quarter; consequences of the pending investigation by the Company’s audit committee into past payment practices in Asia; business integration issues relating to acquisitions of businesses and the separation of the joint venture business described above; and business disruptions resulting from installation or replacement of major capital assets, as discussed in more detail under the heading “Factors That Could Affect Future Results” in the Company’s most recent annual report on Form 10-K or quarterly report on Form 10-Q. One should understand that it is not possible to predict or identify all factors that could cause actual results to differ from the Company’s forward-looking statements. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. The Company does not assume any obligation to update any forward-looking statement.

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

Pending Investigation: As discussed in Part II, Item 1 “Legal Proceedings” and Note 5 to the consolidated financial statements, the Board of Directors authorized the Audit Committee to engage independent counsel and conduct a thorough, independent investigation of the Company’s past practice of making improper payments to the purchasing managers of customers in Asia in connection with export sales of recycled ferrous metals. The Board of Directors also authorized and directed that the existence and the results of the investigation be voluntarily reported to the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC), and that the Company cooperate fully with those agencies. The Audit Committee notified the DOJ and the SEC of the independent investigation, engaged outside counsel to assist in the independent investigation and instructed outside counsel to fully cooperate with the DOJ and the SEC and to provide those agencies with the information obtained as a result of the independent investigation. On August 23, 2005, the Company received from the SEC a formal order of investigation related to the independent investigation. The Audit Committee is continuing its independent investigation. The Company, including the Audit Committee, continues to cooperate fully with the DOJ and the SEC. The investigations of the Audit Committee, the DOJ and the SEC of the Company’s past practice of making improper payments are not expected to affect the Company’s previously reported financial results. However, the Company expects to enter into agreements with the DOJ and the SEC to resolve the above-referenced matters and believes that it is probable that DOJ and the SEC will impose penalties on, and require disgorgement of certain profits by, the Company as a result of their investigations.  The Company estimates that the total amount of these penalties and disgorgement will be within a range of $11.0 million to $15.0 million. In the first fiscal quarter of 2006, the Company established a reserve totaling $11.0 million in connection with this estimate. The precise terms of any agreements to be entered into with the DOJ and the SEC, however, remain under discussion with these two agencies. The Company, therefore, cannot predict with certainty the final outcome of the aforementioned investigations or whether the Company or any of its employees will be subject to any additional remedial actions following completion of these investigations. It is also possible that these investigations could lead to criminal charges, civil enforcement proceedings and civil lawsuits.

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

Recently Acquired Businesses and Future Business Acquisitions: As discussed in Note 4 - Business Combinations, the Company recently completed transactions to separate and terminate its metals recycling joint venture relationships with HNC and to purchase Regional and GreenLeaf. With the separation of the joint ventures, the Company acquired direct ownership of metals recycling businesses in New England and Hawaii and a metals trading business in parts Russia and the Baltic region. The day-to-day operations of these businesses were overseen by HNC prior to the separation. The Company will depend on key employees of those businesses, particularly those involved in the metals trading operations, providing for the continuity of those businesses. As well, the Company will be hiring additional key employees to help manage those businesses. Loss of or failure to hire key personnel or other transition issues could adversely affect the Company.

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

Energy Supply: The Company utilizes various energy sources to operate its facilities. In particular, electricity and natural gas currently represent approximately 9% of the cost of steel manufactured for the Company’s Steel Manufacturing Business. The Steel Manufacturing Business purchases electric power under a long-term contract from McMinnville Water & Light (McMinnville) which in turn relies on the Bonneville Power Administration (BPA). Historically, these contracts have had favorable prices and are long-term in nature. The Company’s electrical power contract expires in September 2011. On October 1, 2001, the BPA increased its electricity rates due to increased demand on the West Coast and lower supplies.  This increase was in the form of a Cost Recovery Adjustment Clause (CRAC) added to BPA’s contract with McMinnville.  The CRAC is an additional monthly surcharge on selected power charges to recover costs associated with buying higher priced power during the West Coast power shortage.  Because BPA can adjust the CRAC every six months, it is not possible to predict future rate changes.

SCHNITZER STEEL INDUSTRIES, INC.

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

SCHNITZER STEEL INDUSTRIES, INC.

The Company’s Providence, Rhode Island facility, acquired in conjunction with the separation and termination of its metals recycling joint ventures with HNC, as discussed in Part I, Item II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions and Transactions” and Note 4 to the condensed consolidated financial statements, is leased from the Port of Providence. A long-term lease of this facility expired several years ago. The parties are finalizing the terms for a long-term lease of the facility. If the new lease is not finalized and the Company fails to secure another similar facility, the Company’s ability to ship recycled metals cost-effectively from this region would be significantly impacted.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the fiscal period covered by the Original Form 10-Q, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

In making this determination the Company’s Chief Executive Officer and Chief Financial Officer considered, among other things, that:

The Company determined that it did not timely file with the SEC financial statements of the businesses it acquired through the termination and separation of its joint ventures with HNC on September 30,

SCHNITZER STEEL INDUSTRIES, INC.

2005, as required under Rule 3-05 and Article 11 of Regulation S-X. The Company filed the required financial statements with the SEC on July 10, 2006.

Further, the Company determined that the following material weaknesses existed as of November 30, 2005. A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

1.
As of November 30, 2005, the Company did not maintain effective controls over the accurate preparation and review of our consolidated statements of cash flows. Specifically, the Company did not maintain effective controls to ensure that (i) certain cash flows received from joint ventures as returns on investment were accurately classified as net cash provided by operations and (ii) debt proceeds and repayments and changes in other assets and liabilities were accurately presented  on a gross basis, as required by generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the fiscal years ended August 31, 2005, 2004, and 2003, each of the quarters in fiscal 2005, the first two quarters of fiscal 2006 and adjustments to the third quarter of 2006. Additionally, this control deficiency could result in a misstatement of operating and investing cash flows in the consolidated statements of cash flows that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

2.
As of November 30, 2005, the Company did not maintain effective controls over its application and review of the completeness and accuracy of purchase accounting. Specifically, the Company did not maintain effective controls to ensure that purchase business combinations were accurately recorded as of the acquisition date in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of revenue, cost of goods sold, selling, general and administrative expense, interest expense, other income, net, income tax provision, pre-acquisition interests, net of tax, and operating and investing cash flows in the condensed consolidated financial statements for the three months ended November 30, 2005 and the six months ended February 28, 2006. Additionally, this control deficiency could result in the misstatement of the aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Remediation Plan

As of the date of the filing of this amendment on Form 10-Q/A, the Company has taken or will take the following steps to remediate the material weaknesses:

•	The Company has created new accounting and financing positions, hired additional accounting and finance personnel and replaced accounting and finance personnel hired earlier in fiscal year 2006.
•
The Company has engaged outside consultants to review the Company’s accounting position where the accounting treatment is considered by the Company to be particularly complex or, under certain circumstances, to involve subjective decision making.

•
The Company reassembled its Technical Accounting Team, which includes the divisional CFO of the Auto Parts Business, the divisional Director of Finance of the Metals Recycling Business, the divisional Controllers of all the Company’s business segments, the corporate Controller, the corporate Assistant Controller, the Finance Manager and the corporate Senior Accounting Manager. The Technical Accounting Team holds bi-monthly meetings to address accounting issues relevant to the Company.

•
The Company has taken a thorough review of the classification requirements of each component line item and the individual elements that comprise each line item of the Consolidated Statements of Cash Flows in accordance with FAS 95.

SCHNITZER STEEL INDUSTRIES, INC.

•	The SEC reporting manager will now utilize a detailed checklist to review appropriate classification of cash flows in accordance with FAS 95.
•
The Company has contracted with a public accounting firm (other than its independent auditors) to perform a thorough review of the detailed checklist to ensure that the cash flows have been prepared in accordance with FAS 95.

Changes in Internal Control Over Financial Reporting

Other than the material weakness identified related to the application and review of the completeness and accuracy of purchase accounting discussed above, there were no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

SCHNITZER STEEL INDUSTRIES, INC.

PART II

ITEM 1.	LEGAL PROCEEDINGS

The Company had a past practice of making improper payments to the purchasing managers of customers in Asia in connection with export sales of recycled ferrous metals. The Company stopped this practice after it was advised in 2004 that it raised questions of possible violations of U.S. and foreign laws. Thereafter, the Audit Committee was advised and conducted a preliminary compliance review. On November 18, 2004, on the recommendation of the Audit Committee, the Board of Directors authorized the Audit Committee to engage independent counsel and conduct a thorough, independent investigation. The Board of Directors also authorized and directed that the existence and the results of the investigation be voluntarily reported to the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC), and that the Company cooperate fully with those agencies. The Audit Committee notified the DOJ and the SEC of the independent investigation, engaged outside counsel to assist in the independent investigation and instructed outside counsel to fully cooperate with the DOJ and the SEC and to provide those agencies with the information obtained as a result of the independent investigation. On August 23, 2005, the Company received from the SEC a formal order of investigation related to the independent investigation. The Audit Committee is continuing its independent investigation. The Company, including the Audit Committee, continues to cooperate fully with the DOJ and the SEC. The investigations of the Audit Committee, the DOJ and the SEC are not expected to affect the Company’s previously reported financial results. However, the Company expects to enter into agreements with the DOJ and the SEC to resolve the above-referenced matters and believes that it is probable that the SEC and DOJ will impose penalties on, and require disgorgement of certain profits by, the Company as a result of their investigations.  The Company estimates that the total amount of these penalties and disgorgement will be within a range of $11.0 million to $15.0 million. In the first fiscal quarter of 2006, the Company established a reserve totaling $11.0 million in connection with the penalties this estimate. The precise terms of any agreements to be entered into with the DOJ and the SEC, however, remain under discussion with these two agencies. The Company, therefore, cannot predict with certainty the final outcome of the aforementioned investigations or whether the Company or any of its employees will be subject to any additional remedial actions following completion of these investigations.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 6.	EXHIBITS

3.1	1993 Restated Articles of Incorporation f the Registrant. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1. Registration No. 33.69352 (the Form S-1).

3.2	Restated Bylaws of the Registrant. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10-Q for the quarter ended May 31, 2005).

10.1	Amendment No. 1 to Lease, 3200 Yeon (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 10-Q filed January 9, 2006).

10.2	Amendment No. 2 to Yeon Business Center Lease Agreement, 3200 Yeon (incorporated by reference to Exhibit 10.0 to the Registrant’s Registration Statement on Form 10-Q filed January 9, 2006).

10.3	Amendment No. 1 to Lease, 3330 Yeon (incorporated by reference to Exhibit10.3 to the Registrant’s Registration Statement on Form 10-Q filed January 9, 2006).

10.4	Amendment to Yeon Business Center Lease Agreement, 3330 Yeon (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form 10-Q filed January 9, 2006).

10.5	Non-Employee Director Compensation Summary (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10-Q filed January 9, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC. (Registrant)

Date: August 30, 2006	By:	/s/ John D. Carter
John D. Carter
Chief Executive Officer

Date: August 30, 2006	By:	/s/ Gregory J. Witherspoon
Gregory J. Witherspoon
Chief Financial Officer