Form 10-Q/A
period 2006-02-28
SCHNITZER STEEL INDUSTRIES INC
filed 2006-08-30
CIK 912603

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

SCHNITZER STEEL INDUSTRIES, INC.

EXPLANATORY NOTE

This Form 10-Q/A amends the Quarterly Report on Form 10-Q that was originally filed on April 10, 2006 (the “Original Form 10-Q”) by Schnitzer Steel Industries, Inc. (the “Company”) for the quarterly period ended February 28, 2006. The Company identified errors related to the application of purchase accounting and the reporting of cash flows. Accordingly, this Form 10-Q/A:

•	restates the Company’s condensed consolidated statements of operations and consolidated statements of cash flows for the six months ended February 28, 2006 and related disclosures;
•
discloses the determination that as of February 28, 2006, material weaknesses existed in the Company’s internal control over financial reporting related to the application of purchase accounting and reporting of cash flows;

•
discloses that due to the aforementioned material weaknesses as of the quarter ended February 28, 2006 the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) and disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as discussed under Item 4 were not effective.

The revised assessment and determination relating to the Company’s disclosure control and procedures and a description of the changes in internal control over financial reporting are included herein under Part 1, Item 4.

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

Lastly, the restatement corrects an error in classification with respect to cash flows received from its interests in joint ventures. Previously, the Company considered certain cash flows received from its joint ventures as returns of its investment and had therefore classified these cash flows as investing activities. However, the Company has subsequently determined that these cash flows should have been considered a return on investment and classified as an operating activity as distributed/(undistributed) equity in earnings of joint ventures. Additionally, the Company has corrected its presentation of changes in other assets and changes in other liabilities within the cash flows from operating activities section and proceeds from line of credit, repayments of line of credit, proceeds from long-term debt, and repayments of long-term debt, within the cash flows from financing activities section of the consolidated statements of cash flows, to reflect these items gross rather than net. These errors did not impact the Company’s consolidated statements of operations or consolidated statements of shareholders’ equity for the quarter ended February 28, 2006 and February 28, 2005, nor did it have an impact on the consolidated balance sheets as of February 28, 2006 and February 28, 2005.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	Feb 28, 2006	Aug. 31, 2005

Assets
Current assets:
Cash and cash equivalents	$34,185	$20,645
Accounts receivable, less allowance for
doubtful accounts of $1,160 and $810	113,876	51,101
Accounts receivable from related parties	216	226
Inventories	185,196	106,189
Deferred income taxes	6,234	3,247
Prepaid expenses and other	10,925	15,505
Total current assets	350,632	196,913

Property, plant and equipment, net	268,035	166,901

Other assets:
Investment in and advances to joint venture partnerships	7,835	184,151
Notes receivable, less current portion	3,731	1,234
Goodwill	258,604	151,354
Intangibles and other assets	6,440	8,905

	$895,277	$709,458

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$106	$71
Accounts payable	53,065	33,192
Accrued payroll liabilities	19,880	21,783
Current portion of environmental liabilities	6,586	7,542
Accrued income taxes	6,593	140
Other accrued liabilities	33,433	8,307
Total current liabilities	119,663	71,035

Deferred income taxes	1,681	26,987

Long-term debt, less current portion	77,924	7,724

Environmental liabilities, net of current portion	38,483	15,962

Other long-term liabilities	2,803	3,578

Minority interests	9,534	4,644

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock--20,000 shares authorized, none issued	—	—
Class A common stock--75,000 shares $1 par value
authorized, 22,606 and 22,490 shares issued and outstanding	22,606	22,490
Class B common stock--25,000 shares $1 par value
authorized, 7,986 shares issued and outstanding	7,986	7,986
Additional paid-in capital	129,728	125,845
Retained earnings	484,788	423,178
Accumulated other comprehensive income:
Foreign currency translation adjustments	81	29
Total shareholders’ equity	645,189	579,528

	$895,277	$709,458

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	For The Three Months Ended		For The Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
			(as restated)
Revenues	$403,285	$215,746	$744,516	$414,707

Operating expenses:
Cost of goods sold	338,561	155,041	623,667	294,481
Selling, general and administrative	33,540	13,172	73,884	25,410
Environmental matter	—	7,725	—	8,225

Income from wholly-owned operations	31,184	39,808	46,965	86,591

Income from joint ventures	386	16,205	2,138	36,669

Operating income	31,570	56,013	49,103	123,260

Other income (expense):
Interest expense	(401)	(346)	(836)	(630)
Other income, net	689	368	56,223	279
	288	22	55,387	(351)

Income before income taxes and minority interests	31,858	56,035	104,490	122,909

Income tax provision	(10,591)	(19,500)	(41,726)	(42,772)

Income before minority interests	21,267	36,535	62,764	80,137

Minority interests, net of tax	(149)	(554)	(302)	(1,220)

Pre-acquisition interests, net of tax	—	—	186	—

Net income	$21,118	$35,981	$62,648	$78,917

Net income per share - basic:	$0.69	$1.18	$2.05	$2.60

Net income per share - diluted:	$0.68	$1.15	$2.03	$2.53

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

							Accumulated
	Class A		Class B		Additional		Other
	Common Stock		Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total

Balance at August 31, 2004	22,022	$22,022	8,306	$8,306	$110,177	$278,374	$1	$418,880

Net income						146,867		146,867
Foreign currency translation adjustment							28	28
Comprehensive income								146,895

Class B common stock converted
to Class A common stock	320	320	(320)	(320)				—
Class A common stock issued	148	148			1,511			1,659
Tax benefits from stock options exercised					14,157			14,157
Cash dividends paid - common
($0.068 per share)						(2,063)		(2,063)

Balance at August 31, 2005	22,490	22,490	7,986	7,986	125,845	423,178	29	579,528

Net income						62,648		62,648
Foreign currency translation adjustment							52	52
Comprehensive income								62,700

Stock-based compensation					2,513			2,513
Class A common stock issued	116	116			738			854
Tax benefits from stock options exercised					632			632
Cash dividends paid - common
($0.034 per share)						(1,038)		(1,038)

Balance at February 28, 2006	22,606	$22,606	7,986	$7,986	$129,728	$484,788	$81	$645,189

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For The Six Months Ended
	February 28, 2006	February 28, 2005
	(as restated)	(as restated)
Cash flows from operating activities:
Net income	$62,648	$78,917
Noncash items included in income:
Depreciation and amortization	13,992	10,143
Minority interests and pre-acquisition interests	476	1,874
Deferred income tax	(10,846)	—
Distributed/(undistributed) equity in earnings of joint ventures	15,797	3,381
Stock-based compensation expense	1,415	—
Excess tax benefit from stock options exercised	(632)	14,376
Gain on disposition of joint venture assets	(54,618)	183
Gain on disposal of assets	277	—
Changes in assets and liabilities:
Accounts receivable	14,315	(21,557)
Inventories	18,719	(10,851)
Prepaid expenses and other current assets	13,757	(4,939)
Other assets	310	18
Accounts payable	(16,264)	653
Accrued liabilities	5,078	(7,347)
Environmental liabilities	(3,266)	633
Other liabilities	(909)	234

Net cash provided by operating activities	60,249	65,718

Cash flows from investing activities:
Capital expenditures	(37,466)	(15,221)
Acquisitions, net of cash acquired	(76,722)	—
Investment in subsidiaries	—	(22,176)
Cash paid to joint ventures	(790)	(851)
Proceeds from sale of assets	19	495

Net cash used in investing activities	(114,959)	(37,753)

Cash flows from financing activities:
Proceeds from line of credit	69,000	89,600
Repayment of line of credit	(69,000)	(79,600)
Proceeds from long-term debt	184,232	114,100
Repayment of long-term debt	(114,000)	(144,218)
Issuance of Class A common stock	854	1,258
Excess tax benefit from stock options exercised	632	—
Distributions to minority interests	(2,430)	(2,113)
Dividends declared and paid	(1,038)	(1,028)

Net cash provided (used) by financing	68,250	(22,001)

Net increase in cash and cash equivalents	13,540	5,964

Cash and cash equivalents at beginning of period	20,645	11,307

Cash and cash equivalents at end of period	$34,185	$17,271

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2006 AND 2005

Note 1 - Restatement:

The condensed consolidated statements of operations for the six months ended February 28, 2006 have been restated due to the following:

The restatement corrects errors related to the application of purchase accounting and the reporting of cash flows. During the three months ended November 30, 2005, as a result of a separation and termination agreement with Hugo Neu Corporation (“HNC”), the Company acquired the assets of Prolerized New England Company and Subsidiaries (“PNE”), Hugo Neu Schnitzer Global Trade-Baltic Operations (“HNSGT-Baltic”), and THS Recycling LLC, dba Hawaii Metal Recycling Company (“HMR”). Additionally, during the three months ended November 30, 2005, the Company acquired the assets of Regional Recycling, LLC (“Regional”) and purchased GreenLeaf Auto Recyclers, LLC (“GreenLeaf”). In the condensed consolidated statements of operations for the six months ended February 28, 2006, included in the Company’s Original Form 10-Q, the Company accounted for the operations of all of the acquired businesses on a consolidated basis, as of the beginning of the Company’s fiscal year 2006, with a corresponding deduction for the pre-acquisition operating results in arriving at net income.

It was determined that the acquired entities in which the Company did not have a previous interest, HMR, Regional and GreenLeaf, were accounted for incorrectly in the Company’s condensed consolidated statements of operations for the six months ended February 28, 2006 included in the Company’s Original Form 10-Q. ARB 51 allows the results of operations of entities acquired through a “step” acquisition to be consolidated as of the beginning of the fiscal year or as of the date of the acquisition. If the results of operations are consolidated as of the beginning of the fiscal year, there must be an offset for the pre-acquisition interests prior to arriving at net income. As the Company had prior joint venture interests in PNE and HNSGT-Baltic, the acquisitions of PNE and HNSGT-Baltic were each “step” acquisitions and the Company’s decision to consolidate their operations as of the beginning of fiscal year 2006 was appropriate. However, as the Company did not have a previous interest in HMR, Regional, and GreenLeaf, these acquisitions under the provisions of SFAS 141 were not “step” acquisitions and their results of operations should have been consolidated as of the relevant dates of acquisition.

While the error did not impact net income or net income per share, it did result in the misstatement of a number of line items in the condensed consolidated statements of operations for the six months ended February 28, 2006, as presented. The error had no impact on the condensed consolidated balance sheets as of February 28, 2006 or the consolidated statements of cash flows for the six months ended February 28, 2006.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2006 AND 2005

A summary of the restatements included in the condensed consolidated statements of operations in this amended filing are:

	As Previously Reported	Adjustment	As Restated
Statement of Operations for the six months ended February 28, 2006
Revenue	$791,958	$(47,442)	$744,516
Cost of goods sold	662,174	(38,507)	623,667
Selling, general and administrative	78,627	(4,743)	73,884
Interest expense	(1,382)	546	(836)
Other income, net	65,130	(8,907)	56,223
Income tax provision	(46,148)	4,422	(41,726)
Pre-acquisition interests, net of tax	(7,945)	8,131	186
Net income	62,648	—	62,648

Additionally, as a result of the error in purchase accounting, cash acquired from the Company’s investments in Regional, HMR, Greenleaf, PNE and HNSGT-Baltic was classified as net cash provided by operations in error. This restatement corrects this error and reclassifies the cash acquired as a result of the acquisitions as net cash (used) provided by investments. The restatement of the consolidated statements of cash flows affects the minority interest, accrued liabilities, equity in income of joint ventures and other assets and liabilities line items in the consolidated statements of cash flows.

Finally, the consolidated statements of cash flows for the quarters ended February 28, 2006 and February 28, 2005 have been restated to correct an error in the classification of cash flows received from its interest in joint ventures. The Company had previously considered cash flows received from its joint ventures as returns of its investment and had therefore classified these cash flows as investing activities. However, the Company has now determined that the cash flows from its joint ventures should have been considered a return on its investment and classified as an operating activity as distributed/(undistributed) equity in earnings of joint ventures. The restatement does not affect net income or earnings per share and did not have an impact on the Company’s consolidated statements of operations or consolidated statements of shareholders’ equity for the quarters ended February 28, 2006 and February 28, 2005, nor did it have an impact on the consolidated balance sheets as of February 28, 2006 and February 28, 2005. Additionally, the Company has corrected its presentation of changes in other assets and changes in other liabilities within the cash flows from operating activities section and proceeds from line of credit, repayments of line of credit, proceeds from long-term debt, and repayments of long-term debt, within the cash flows from financing activities section of the consolidated statements of cash flows, to reflect these items gross rather than net.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2006 AND 2005

Restated consolidated statements of cash flows for all affected periods reflecting the aforementioned adjustments are presented below (amounts in thousands):

	For the Six Months Ended February 28, 2006
	As reported	Adjustment	As restated
Cash flows from operating activities:
Net income	$62,648	$—	$62,648
Noncash items included in net income:
Depreciation and amortization	13,992	—	13,992
Minority and pre-acquisition interests	906	(430)	476
Deferred income taxes	(10,847)	1	(10,846)
Distributed/(undistributed) equity in earnings of joint ventures	(1,401)	17,198	15,797
Stock based compensation expense	1,415	—	1,415
Excess tax benefit from stock options exercised	—	(632)	(632)
Gain on disposition of joint venture assets	(54,341)	(277)	(54,618)
Gain on disposal of assets	—	277	277
Changes in assets and liabilities:
Accounts receivable	14,537	(222)	14,315
Inventories	17,909	810	18,719
Prepaid expenses and other current assets	13,413	344	13,757
Other assets	—	310	310
Accounts payable	(16,264)	—	(16,264)
Accrued liabilities	11,169	(6,091)	5,078
Environmental liabilities	(3,267)	1	(3,266)
Other liabilities	—	(909)	(909)
Other assets and liabilities	3,264	(3,264)	—

Net cash provided by operating activities	53,133	7,116	60,249

Cash flows from investing activities:
Capital expenditures	(37,465)	(1)	(37,466)
Acquisitions, net of cash acquired	(87,746)	11,024	(76,722)
Cash received from joint ventures	18,147	(18,147)	—
Cash paid to joint ventures	(626)	(164)	(790)
Proceeds from sale of assets	19	—	19

Net cash used in investing activities	(107,671)	(7,288)	(114,959)

Cash flows from financing activities:
Proceeds from line of credit	—	69,000	69,000
Repayment of line of credit	—	(69,000)	(69,000)
Proceeds from long-term debt	—	184,232	184,232
Repayment of long-term debt	—	(114,000)	(114,000)
Issuance of Class A common stock	854	—	854
Excess tax benefit from stock options exercised	632	—	632
Distributions to minority interests	(2,603)	173	(2,430)
Dividends declared and paid	(1,038)	—	(1,038)
Increase (decrease) in long-term debt	70,233	(70,233)	—

Net cash provided by financing activities	68,078	172	68,250

Net increase in cash	13,540	—	13,540

Cash at beginning of period	20,645	—	20,645

Cash at end of period	$34,185	$—	$34,185

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2006 AND 2005

For the Six Months Ended February 28, 2005
	As reported	Adjustment	As restated
Cash flows from operating activities:
Net income	$78,917	$—	$78,917
Noncash items included in net income:
Depreciation and amortization	10,143	—	10,143
Minority and pre-acquisition interests	1,874	—	1,874
Distributed/(undistributed) equity in earnings of joint ventures	(36,669)	40,050	3,381
Excess tax benefit from stock options exercised	14,376	—	14,376
Gain on disposition of joint venture assets	183	—	183
Changes in assets and liabilities:
Accounts receivable	(21,557)	—	(21,557)
Inventories	(10,851)	—	(10,851)
Prepaid expenses and other current assets	(4,939)	—	(4,939)
Other assets	—	18	18
Accounts payable	653	—	653
Accrued liabilities	(7,347)	—	(7,347)
Environmental liabilities	633	—	633
Other liabilities	—	234	234
Other assets and liabilities	252	(252)	—

Net cash provided by operating activities	25,668	40,050	65,718

Cash flows from investing activities:
Capital expenditures	(15,221)	—	(15,221)
Investment in subsidiaries	(22,176)	—	(22,176)
Cash received from joint ventures	40,050	(40,050)	—
Cash paid to joint ventures	(851)	—	(851)
Proceeds from sale of assets	495	—	495

Net cash provided by investing activities	2,297	(40,050)	(37,753)

Cash flows from financing activities:
Proceeds from line of credit	—	89,600	89,600
Repayment of line of credit	—	(79,600)	(79,600)
Proceeds from long-term debt	—	114,100	114,100
Repayment of long-term debt	—	(144,218)	(144,218)
Issuance of Class A common stock	1,258	—	1,258
Distributions to minority interests	(2,113)	—	(2,113)
Dividends declared and paid	(1,028)	—	(1,028)
Increase (decrease) in long-term debt	(20,118)	20,118	—

Net cash used in financing activities	(22,001)	—	(22,001)

Net increase in cash	5,964	—	5,964

Cash at beginning of period	11,307	—	11,307

Cash at end of period	$17,271	$—	$17,271

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2006 AND 2005

Note 2 - Summary of Significant Accounting Policies:

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Schnitzer Steel Industries, Inc. (the “Company”) have been prepared pursuant to generally accepted accounting principles and the rules and regulations of the Securities Exchange Commission (“SEC”). The year-end condensed consolidated balance sheets data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, management suggests that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report for the fiscal year ended August 31, 2005. The results for the three and six months ended February 28, 2006 and 2005 are not necessarily indicative of the results of operations for the entire year.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.

Cash and Cash Equivalents
Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts of $12.4 million and $11.5 million as of February 28, 2006 and August 31, 2005, respectively.

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

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2006 AND 2005

The following represents the reconciliation from basic net income per share to diluted net income per share (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Net income	$21,118	$35,981	$62,648	$78,917

Computation of shares:
Average common shares outstanding	30,528	30,422	30,503	30,386
Stock options	329	773	351	784
Diluted average common shares outstanding	30,857	31,195	30,854	31,170

Basic net income per share	$0.69	$1.18	$2.05	$2.60

Diluted net income per share	$0.68	$1.15	$2.03	$2.53

Dividend per share	$0.017	$0.017	$0.034	$0.034

Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six months ended February 28, 2006 are as follows (in thousands):

	Metals Recycling Business	Auto Parts Business	Total
Balance as of August 31, 2005	$34,771	$116,583	$151,354
Acquisition of GreenLeaf Auto Recyclers, LLC (see Note 4)	—	9,122	9,122
Separation and termination of joint venture relationships with Hugo Neu Corporation (see Note 4)	61,633	—	61,633
Acquisition of Regional Recycling LLC assets (see Note 4)	36,495	—	36,495
Balance as of February 28, 2006	$132,899	$125,705	$258,604

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

In December 2004, the FASB finalized SFAS No. 123(R) “Share-Based Payment,” which became effective as of the first interim reporting period of the first fiscal year beginning after June 15, 2005. The new standard requires the Company to expense stock options beginning in the first quarter of fiscal 2006. The Company adopted SFAS No. 123(R), effective September 1, 2005. SFAS No. 123(R) requires the recognition of the fair value of stock-based compensation in net income. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. See Note 8 to the condensed consolidated financial statements for further information regarding stock-based compensation.

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

Note 3 - Inventories:

Inventories consisted of the following (in thousands):

	February 28, 2006	August 31, 2005
Recycled metals	$102,412	$38,027
Work in process	10,185	17,124
Finished goods	56,941	36,304
Supplies	15,658	14,734
	$185,196	$106,189

Note 4 - Business Combinations:

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

The purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on an estimate of the respective fair values. Final valuation reports are pending from a third party. The excess of the aggregate purchase price over the fair value of the identifiable net assets acquired of approximately $57.8 million was recognized as goodwill. Approximately $3.8 million of goodwill existed on the joint ventures’ balance sheets prior to the separation and termination but was not shown separately in accordance with the equity method of accounting. Therefore, the total increase to goodwill related to the HNC Separation and Termination Agreement was $61.6 million.

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

The Company recorded a gain of $54.6 million related to the disposition of assets pursuant to the HNC separation and termination in the first quarter of fiscal 2006. The transaction, which included selling certain assets previously owned through the joint venture, was recorded using the fair value of the assets with consideration of business valuations performed by a third party. The fair value of net assets received exceeded the carrying value of the assets sold, resulting in the gain recorded. Any change to the fair value in the final independent third party valuations would directly impact the gain recorded.

In connection with the HNC separation and termination, and the GreenLeaf and Regional acquisitions, the Company conducted environmental due diligence reviews of the acquired assets. Based upon the information obtained in the reviews in the first quarter of fiscal 2006, in conjunction with purchase accounting, the Company accrued $24.8 million in environmental liabilities for probable and reasonably estimable future remediation costs at the acquired facilities. During the second quarter of fiscal 2006, the Company incurred remediation costs of $0.6 million related to these acquired companies. No environmental proceedings are pending with respect to any of these facilities.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2006 AND 2005

The following table is prepared on a pro forma basis, for the three and six month periods ended February 28, 2006 and 2005, respectively, as though all of the businesses acquired through the HNC separation and termination agreement and GreenLeaf and Regional acquisitions had occurred as of the beginning of the periods presented (in thousands, except per share amounts).

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2006	2005	2006		2005
Gross revenues	$403,285	$489,486	$791,958		$930,347
Net income	$21,118	$52,172	$70,593	(1)	$100,851
Net income per share:
Basic	$0.69	$1.71	$2.31		$3.32
Diluted	$0.68	$1.67	$2.29		$3.24

(1)
A tax affected gain of $33.9 million related to the HNC separation and termination agreement and a $5.6 million tax affected gain related to the debt extinguishment associated with the GreenLeaf acquisition are included in the pro forma results for the six months ended February 28, 2006.

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

There are two phases to the remediation of the head of the Hylebos Waterway. The first phase was the intertidal and bank remediation, which was conducted in 2003 and early 2004. The second phase is dredging in the head of the Hylebos Waterway, which commenced in July 2005 and was completed in February 2006. During fiscal 2005, the Company paid remediation costs of $15.9 million related to Hylebos dredging which resulted in a reduction of the recorded environmental liability. The Company’s cost estimates were based on the assumption that dredge removal of contaminated sediments would be accomplished within one dredge season during July 2004 - February 2005. However, due to a variety of factors, including dredge contractor operational issues and other dredge related delays, the dredging was not completed during the first dredge season. As a result, the Company recorded environmental charges of $13.5 million in fiscal 2005 primarily to account for additional estimated costs to complete this work during a second dredging season, and the total reserve for this site was $10.6 million at August 31, 2005. In the second quarter of fiscal 2006 and for the six months ended February 28, 2006, the Company incurred remediation costs of $0.1 million and $4.0 million, respectively, which were charged to the environmental reserves, and on February 28, 2006, environmental reserves for the Hylebos Waterway aggregated $6.6 million. The Company and the Other Party have filed a complaint in the United States District Court for the Western District of Washington against the dredge contractor to recover damages and a significant portion of the increased costs incurred in the second dredging season to complete the project.

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

During the second quarter of fiscal 2005, in connection with the negotiation of the separation and termination agreement relating to the Company’s metals recycling joint ventures with HNC (see Note 4), the Company conducted an environmental due diligence investigation of certain joint venture businesses it proposed to acquire. As a result of this investigation, the Company identified certain environmental risks and accrued $2.6 million for its share of the estimated costs to remediate these risks upon completion of the separation, which was included in the consolidated statements of operations in fiscal 2005. During the first quarter of fiscal 2006, an additional $12.8 million was recorded, in conjunction with purchase accounting, representing the remaining portion of the environmental liabilities associated with the separation and termination agreement as well as the Regional acquisition of which $0.6 million was expended in remediation efforts. No environmental proceedings are pending with respect to any of these sites.

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

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2006 AND 2005

Note 6 - Long Term Debt:

On November 8, 2005, the Company entered into an amended and restated unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The agreement provides for a five-year, $400.0 million revolving credit facility loan maturing in November 2010. The agreement prior to restatement provided for a $150.0 million revolving credit facility maturing in May 2006. Interest on outstanding indebtedness under the restated agreement is based, at the Company’s option, on either LIBOR plus a spread of between 0.625% and 1.25%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.15% and 0.25% based on a pricing grid tied to the Company’s leverage ratio. The restated agreement contains various representations and warranties, events of default and financial and other covenants, including covenants requiring maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of February 28, 2006, the Company had borrowings outstanding under its Bank of America, N.A. credit facility of $70.0 million and was in compliance with the representations, warranties and covenants therein. The Company also has an additional unsecured credit line, which was increased on March 1, 2006 by $5.0 million to $15.0 million. Interest on outstanding indebtedness is set by the bank at the time of borrowing. This additional debt agreement, which is uncommitted, also has certain restrictive covenants. As of February 28, 2006, the Company had no amounts outstanding under this credit facility. The fair value of long-term debt is deemed to be the same as that reflected in the condensed consolidated balance sheets given the variable interest rates.

Note 7 - Related Party Transactions:

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

Note 8 - Stock Incentive Plan:

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

Periods Prior to Adoption.  SFAS No. 123(R) requires the Company to present pro forma information for periods prior to adoption as if the Company had accounted for all stock-based compensation under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options at the date of grant is amortized over the requisite service period, which generally equals the vesting period. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions to its share-based payments:

	For the Three Months Ended February 28, 2005	For the Six Months Ended February 28, 2005
Reported net income	$35,981	$78,917
Add: Stock-based compensation costs included in reported net income, net of tax	225	450
Deduct: Total stock-based employee compensation expense under fair value based method for all awards, net of tax	(207)	(333)

Pro forma net income	$35,999	$79,034

Reported basic income per share	$1.18	$2.60
Pro forma basic income per share	$1.18	$2.60

Reported diluted income per share	$1.15	$2.53
Pro forma diluted income per share	$1.15	$2.54

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

The Committee established a series of performance targets based on the Company’s total shareholder return for the performance period relative to the S&P 500 Industrials (weighted at 50%), the operating income per ton of the Company’s Metals Recycling Business for the performance period (weighted at 16  2/3%), the number of EVA positive stores of the Auto Parts Business for the last year of the performance period (weighted at 16 2/3%), and the man hours per ton of the Steel Manufacturing Business for the performance period (weighted at 16 2/3%), corresponding to award payouts ranging from 25% to 300% of the weighted portions of the target

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2006 AND 2005

awards. For participants who work exclusively in one business segment, the awards are weighted 50% on the performance measure for their segment and 50% on total shareholder return. A participant generally must be employed by the Company on the October 31 following the end of the performance period to receive an award payout, although pro-rated awards will be paid if employment terminates earlier on account of death, disability, retirement, termination without cause after the first year of the performance period, or a sale of the Company or the business segment for which a participant works. Awards will be paid in the Company’s common stock as soon as practicable after the October 31 following the end of the performance period.

In accordance with the applicable provisions of SFAS No. 123(R), the Company recorded compensation costs associated with the Plan of $0.5 million for the quarter ended February 28, 2006.

Note 9 - Employee Benefits:

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

Note 10 - Segment Information:

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

Revenues from external customers and from intersegment transactions for the Company’s consolidated operations are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
			(as restated)
Metals Recycling Business	$294,983	$152,080	$536,413	$296,612
Auto Parts Business	49,982	24,448	95,904	47,834
Steel Manufacturing Business	89,535	66,820	178,691	136,842
Intersegment revenues	(31,215)	(27,602)	(66,492)	(66,581)
Consolidated revenues	$403,285	$215,746	$744,516	$414,707

The Company’s operating income is as follows (in thousands):

	For the Three Months Ended			For the Six Months Ended
	February 28,			February 28,
	2006	2005		2006		2005
				(as restated)
Metals Recycling Business	$18,867	$31,756	(3)	$32,601	(1)	$65,544 (3)
Auto Parts Business	3,630	6,963		11,367		13,952
Steel Manufacturing Business	16,246	5,358		32,316		18,118
Joint Ventures (2)	—	16,205		—		36,669
Total segment operating income	38,743	60,282		76,284		134,283
Corporate expense	(8,987)	(5,008)		(28,466)		(8,599)
Intercompany profit eliminations	1,814	739		1,285		(2,424)
Total operating income	$31,570	$56,013		$49,103		$123,260

(1)
The Company elected to consolidate results of two of the businesses acquired through the HNC separation and termination agreement as though the transaction had occurred at the beginning of fiscal 2006 instead of as of the date of acquisition. The increases in revenues and operating income that resulted from the election offset by pre-acquisition interests, net of tax. See Note 2 and Note 4 to the condensed consolidated financial statements.

(2)
As a result of the HNC joint venture separation and termination, the Joint Venture segment was eliminated and the results for the businesses acquired in this transaction that the Company is now managing, along with other smaller joint ventures, have been consolidated into the Metals Recycling Business beginning in fiscal 2006. Included in the Joint Venture segment for fiscal 2005 is estimated operating income for the acquired businesses of $2,844 and $11,814 for the three and six months ended February 28, 2006, respectively.

(3)
Includes $7,725 and $8,225 of environmental expenses related to the Hylebos Waterway project for the three and six months ended February 28, 2005, respectively. See Note 5 to the condensed consolidated financial statements.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2006 AND 2005

Note 11 - Subsequent Events:

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

On March 3, 2006, the Company fulfilled its stated intention to have its board composed of a majority of independent directors by electing William D. Larsson to its Board of Directors. Mr. Larsson is Senior Vice President and Chief Financial Officer of Precision Castparts Corp. At the Company’s 2006 annual meeting of shareholders held in January, two other independent directors were elected: Judith A. Johansen, former Chief Executive Officer of PacificCorp, and Mark L. Palmquist, Executive Vice President and Chief Operating Officer, Grains and Foods, of CHS, Inc. The new directors join incumbent independent directors Robert Ball, William Furman and Ralph Shaw.

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

On March 21, 2006, the Company purchased the forty percent minority interest in its Rhode Island metals recycling subsidiary. The purchase price of $25.3 million was paid in cash.

Also, see Note 6 to the condensed consolidated financial statements regarding an increase in the Company’s unsecured credit line in March 2006.

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

Restatement

The Company has restated its condensed consolidated statement of operations for the six months ended February 28, 2006 and its consolidated statements of cash flows for the six months ended February 28, 2006 and 2005. See Note 1 to the condensed consolidated financial statements for additional details. All amounts in the following discussion have been restated where necessary for the effect of the restatement.

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

On September 30, 2005, the Company and Hugo Neu Corporation (HNC) closed a transaction to separate and terminate their metals recycling joint venture relationships. As a result of this transaction, in addition to its previous recycling operations in Northern California, Washington and Oregon, the Company acquired recycling operations in the Northeast and Hawaii. In addition, the Company acquired full ownership of a metals trading business which purchases metals in parts of Russia and the Baltic region and the Company operated, through its wholly owned subsidiary, Schnitzer Global Exchange Corp. (Schnitzer Global Exchange). On October 31, 2005, the Company also purchased substantially all of the assets of Regional Recycling LLC (Regional), which operates ten metals recycling facilities located in Georgia and Alabama and gives the Company a significant presence in the growing market in Southeastern United States. Regional processes ferrous and nonferrous scrap metals without the use of shredders. For additional details concerning the HNC joint venture separation and termination and the Regional acquisition, see “Acquisitions and Transactions” below and Note 4 to the condensed consolidated financial statements.

SCHNITZER STEEL INDUSTRIES, INC.

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

During the first quarter of fiscal 2006, the Company acquired GreenLeaf, which is engaged in the business of full-service used auto parts sales primarily to commercial customers such as collision and mechanical repair shops. The acquired GreenLeaf locations are in Arizona, Florida, Georgia, Illinois, Massachusetts, Nevada, North Carolina, Ohio, Virginia and Texas. This acquisition significantly increased the presence of the Auto Parts Business in the southern, eastern and midwestern United States and represents the Company’s initial venture into the substantial full-service segment of the recycled auto parts market that services commercial customers. In full-service stores, professional staff members dismantle, test and inventory individual parts, which are then delivered to business or wholesale customers. Full-service stores also generally maintain newer cars in inventory. The Company is in the process of integrating GreenLeaf’s operations into Pick-N-Pull. Management has identified several GreenLeaf stores to convert to self-service locations; others will combine both full-service and self-service, and some will remain exclusively full-service. As of February 28, 2006, two of the acquired GreenLeaf locations have been closed and one has been converted to a self-service location. In addition, three of the locations serve as sales offices only. As of February 28, 2006, GreenLeaf operated is full service used auto parts sales business in three wholesale sales offices and 15 commercial locations throughout the United States. For additional details concerning the GreenLeaf acquisition, see “Acquisitions and Transactions” below and Note 4 to the condensed consolidated financial statements.

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

Management believes that the HNC joint venture separation and termination and the Regional and GreenLeaf acquisitions position the Company well as it continues to execute its growth strategy. Consideration for these recently acquired businesses was funded by the Company’s cash balances on hand and borrowings under its bank credit facility. The Company has recorded estimated environmental liabilities as a result of due diligence performed in connection with these acquisitions. See Note 5 to the condensed consolidated financial statements for further information regarding environmental and other contingencies.

SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

The Company’s revenues and operating results by business segment are summarized below (in thousands):

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2006	2005	2006		2005
			(as restated)
REVENUES:
Metals Recycling Business:
Ferrous sales:
Processing	$205,579	$133,647	$335,116	(1)	$260,479
Trading	33,312	—	112,001		—
Nonferrous sales	54,301	16,943	85,829	(1)	32,597
Other sales	1,791	1,490	3,467		3,536
Total sales	294,983	152,080	536,413		296,612

Auto Parts Business	49,982	24,448	95,904	(1)	47,834
Steel Manufacturing Business	89,535	66,820	178,691		136,842
Intercompany sales eliminations	(31,215)	(27,602)	(66,492)		(66,581)
Total revenues	$403,285	$215,746	$744,516		$414,707

OPERATING INCOME (LOSS):
Metals Recycling Business:
Processing	$19,594	$31,756	(3)	$33,116	(1)	$65,544 (3)
Trading	(727)	--		(515)		—
Auto Parts Business	3,630	6,963		11,367	(1)	13,952
Steel Manufacturing Business	16,246	5,358		32,316		18,118
Joint Ventures (2)	—	16,205		—		36,669
Total segment operating income	38,743	60,282		76,284		134,283
Corporate expense	(8,987)	(5,008)		(28,466)		(8,599)
Intercompany profit eliminations	1,814	739		1,285		(2,424)
Total operating income	$31,570	$56,013		$49,103		$123,260

NET INCOME	$21,118	$35,981		$62,648		$78,917

(1)
The Company elected to consolidate results of two of the businesses acquired through the HNC separation and termination agreement as though the transaction had occurred at the beginning of fiscal 2006 instead of as of the date of acquisition. The increases in revenues and operating income that resulted from the election offset by pre-acquisition interests, net of tax. See Note 2 and Note 4 to the condensed consolidated financial statements.

(2)
As a result of the HNC joint venture separation and termination, the Joint Venture segment was eliminated and the results for the businesses acquired in the transaction, along with other smaller joint ventures have been consolidated into the Metals Recycling Businesses segment beginning in fiscal 2006.

(3)
Includes $7,725 and $8,225 of environmental expenses related to the Hylebos Waterway project for the three and six months ended February 28, 2005, respectively. See Note 5 to the condensed consolidated financial statements.

SCHNITZER STEEL INDUSTRIES, INC.

The following table summarizes certain selected operating data for the Company:

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
			(as restated)
METALS RECYCLING BUSINESS:
Average Ferrous Recycled Metal Sales Prices ($/LT) (1)
Domestic	$202	$220	$204	$221
Export	195	247	199	246
Total Processing	197	240	201	238
Trading	178	—	203	—

Ferrous Processing Sales Volume (LT, in thousands) (2)
Steel Manufacturing Business	148	110	302	269
Domestic	158	9	217	26
Export	606	357	942	652
Total	912	476	1,461	947

Ferrous Trading Sales Volumes (LT, in thousands)	154	—	461	—

Nonferrous Sales Volumes (pounds, in thousands) (2)	71,800	30,932	121,835	60,300

STEEL MANUFACTURING BUSINESS:
Average Sales Price ($/ton) (1)	$522	$517	$519	$525

Finished Steel Products Sold (tons, in thousands)	165	125	331	251

AUTO PARTS BUSINESS:
Number of Self-Service Locations at End of Quarter	31	30
Number of Full-Service Locations at End of Quarter (3)	18	—

(1)	Price information is shown after a reduction for the cost of freight incurred to deliver the product to the customer.
(2)
The Company elected to consolidate results of two of the businesses acquired through the HNC separation and termination agreement as though the transaction had occurred at the beginning of fiscal 2006 instead of the date of acquisition. As a result of current acquisitions, ferrous volume increased on a pro forma basis by 1,035,000 tons and nonferrous volume increased by 59,000 pounds. See Note 2 and Note 4 to the condensed consolidated financial statements.

(3)	Reflects the addition of GreenLeaf to the Auto Parts Business in the first quarter of fiscal 2006.

SCHNITZER STEEL INDUSTRIES, INC.

General. During the first quarter, the Company added significant new operations to its Metals Recycling and Auto Parts Businesses through the separation and termination of its joint ventures with HNC and the acquisitions of Regional and GreenLeaf. As a result of these acquisitions, the Company’s revenues have increased 80% compared with the first half of last fiscal year. The Company began the process of integrating the newly acquired businesses into its existing operations during the first quarter of fiscal 2006, and continued its efforts through the second quarter. The Company also continued a major capital spending program to upgrade and replace infrastructure and equipment. The recent acquisitions and capital improvements are expected to provide long-term benefits, although management expects they will result in some short-term disruption to operations.

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

SCHNITZER STEEL INDUSTRIES, INC.

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

SCHNITZER STEEL INDUSTRIES, INC.

The Steel Manufacturing Business generated revenues of $89.5 million for the quarter ended February 28, 2006, an increase of $22.7 million, or 34%, over the prior year quarter. Sales volumes in the second fiscal quarter of 2006 reached 165,000 tons, an increase of 32% over the same period last year; increasing revenues by $20.7 million, primarily due to strong demand for rebar products. Additionally, during the second quarter of fiscal 2005, customers reduced purchases of steel in an effort to reduce inventories on hand. By contrast, during the first quarter of fiscal 2006, customers were buying steel to replace inventories, and consumption of steel was strong. The average net selling price increased $5 per ton, or 1%, to $522 per ton, which resulted in increased revenue of $0.8 million. The average net selling price rose because of price increases in December for merchant bar and wire rod products and a stronger mix of rebar products.

Cost of Goods Sold. Consolidated cost of goods sold increased $183.5 million, or 118%, for the quarter ended February 28, 2006, compared with the same period last year. Cost of goods sold increased as a percentage of revenues from 72% to 84%.

Cost of goods sold for the Metals Recycling Business increased $156.8 million, or 145%, to $265.3 million compared to the second fiscal quarter of 2005. As a percentage of revenues, cost of goods sold increased compared with the prior year quarter from 71% to 90%. The increase in cost of goods sold was primarily attributable to the businesses acquired through the HNC separation and termination, as these businesses have been experiencing narrower margins than the Company’s historical West Coast business. The margin variations for these businesses are due, in part, to more competitive markets for materials in the Northeast region, higher operating expenses due to outdated and inefficient equipment, higher freight costs to access certain foreign markets, and the lower margins generally inherent in the Schnitzer Global Exchange trading business. The Company has begun a major capital improvement program to upgrade infrastructure and equipment in the Northeast and throughout the Company to become more efficient and improve productivity. While Schnitzer Global Exchange, the Company’s new trading business, provides increased revenues, the associated trading margins are lower than the historical Metals Recycling Business. Although the Company attempts to maintain and grow margins by responding to changing recycled metals selling prices through adjustments to its metals purchase prices, the Company’s ability to do so in the trading business is particularly limited by competitive and other market factors.

Cost of goods sold for the Auto Parts Business increased $19.8 million, or 138%, compared to the fiscal 2005 second quarter. As a percentage of revenues, cost of goods sold increased compared with the prior year quarter from 59% to 68%. The higher cost of goods sold was primarily due to the acquisition of GreenLeaf in September 2005 and four self-service stores in January 2005. Cost of goods sold also increased due to strong demand for unprocessed metals that resulted in higher car purchase costs, and because GreenLeaf typically purchases newer vehicles, resulting in a higher purchase price and lower margins as compared to the older model vehicles that Pick-N-Pull purchases. During the quarter, the operations acquired in the GreenLeaf transaction recorded an operating loss as the Company continued the process of integrating GreenLeaf’s operations into Pick-N-Pull’s operations.

Cost of goods sold for the Steel Manufacturing Business increased $11.5 million, or 19%, as compared to the fiscal 2005 second quarter. The overall increase in cost of goods sold was primarily caused by a 32% increase in sales volume. As a percentage of revenues, cost of goods sold declined compared with the prior year quarter from 91% to 81%. The Steel Manufacturing Business continues to see the benefits from the new furnace installed at its mini-mill last year, production incentives recently negotiated with the steelworkers union and other improvements in business practices, which has all contributed to reducing the cost of goods sold per ton. As a result of the increased production volumes, lower cost per ton of producing steel and lower average costs for raw materials purchased, along with the increase in the average sales price.

SCHNITZER STEEL INDUSTRIES, INC.

Selling, General and Administrative Expense.  Compared with the second quarter of fiscal 2005, selling, general and administrative expense for the same quarter this fiscal year increased $20.4 million, or 155%, to $33.5 million. As a percentage of revenues, selling, general and administrative expense increased by 2%, from 6% to 8%. A significant portion of the increase, $13.3 million, was attributed to the acquisitions that took place in the first quarter of fiscal 2006. Additionally, compensation costs increased approximately $2.0 million as the Company’s infrastructure has grown to accommodate these acquisitions. The Company incurred higher legal, accounting and professional fees of $1.3 million, including a $1.0 million increase in legal expenses related to the Audit Committee’s investigation of past payment practices in Asia as discussed in Note 5 to the condensed consolidated financial statements. The adoption of FAS 123(R) in fiscal 2006 resulted in stock-based compensation expense of $1.1 million for the quarter. The Company also recognized compensation costs of $0.5 million for awards under its long-term incentive plan approved in fiscal 2006 as discussed in Note 8 to the condensed consolidated financial statements.

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

Interest Expense. Interest expense for the second quarter of fiscal 2006 increased by $0.1 million, or 16%, to $0.4 million compared with the second quarter of fiscal 2005. The increase was a result of higher average debt balances and an increase in the loan interest rate during the fiscal 2006 second quarter compared with the fiscal 2005 second quarter. For more information, see Note 6 to the condensed consolidated financial statements.

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

First Half of Fiscal 2006 Compared to First Half of Fiscal 2005

Revenues. Consolidated revenues for the six months ended February 28, 2006 increased $329.8 million, or 80%, from $414.7 million in the first half of fiscal 2005. Revenues for the first half of fiscal 2006 increased for all of the Company’s business segments. The Metals Recycling Business’ revenues increased primarily as a result of the businesses acquired in the HNC separation and termination, and the acquisition of Regional. The Auto Parts Business revenues increased primarily as a result of the acquisition of GreenLeaf in September 2005 and four newly acquired self-service stores in January 2005. The Steel Manufacturing Business’ revenues increased primarily as a result of strong West Coast demand, which led to higher sales volumes primarily for rebar.

SCHNITZER STEEL INDUSTRIES, INC.

The Metals Recycling Business generated revenues of $536.4 million for the six months ended February 28, 2006, before intercompany eliminations, an increase of $239.8 million, or 81%, over the same period of the prior year. This increase was caused by higher sales volume provided by the newly acquired businesses, which added revenue of approximately $292.3 million, and was partially offset by an approximately $52.5 million decline in revenues from the Company’s previously owned West Coast recycled metals facilities due to lower average net selling prices.

Ferrous revenues for the Company’s metals processing operations increased $74.6 million, or 29%, to $335.1 million. Total ferrous sales volume for the processing operations increased 514,000 tons, or 54%, over the prior year’s first half to 1,461,000 tons, which was predominantly due to the newly acquired businesses in the Southeastern and Northeastern United States. Sales volume for the Company’s previously owned West Coast operations decreased by 60,000 tons. The overall increase in volume was offset by a 16% decrease in the average net sales price to $201 per ton for the Company’s processed metals operations. Sales to the Steel Manufacturing Business increased 33,000 tons, or 12%, to 302,000 tons, while other domestic sales increased from 26,000 tons in the first half of fiscal 2005 to 217,000 tons in the same period of this year as a result of the Regional acquisition. The newly acquired metals trading operations of Schnitzer Global Exchange contributed $112.0 million in revenues, based on sales of 461,000 tons, for the first half of fiscal 2006.

Revenue from Metals Recycling Business’ nonferrous metal sales increased $53.2 million, or 163%, over the first six months of fiscal 2005, which resulted from both a $0.16, or 29%, increase in average net sales price to $0.69 per pound and from an increase of 61.5 million pounds, or 102%, increase in pounds shipped. Total nonferrous shipped for the first half of 2006 was 121.8 million pounds.  The increase in sales price per pound was primarily a result of the increased Asian demand for nonferrous metals and partially due to the Regional acquisition, as Regional’s recycling operations produce a more valuable mix of the nonferrous product. The increase in pounds shipped was primarily due to the acquired businesses, which accounted for an additional 59.3 million pounds sold in the first half of fiscal 2006.

The Auto Parts Business generated revenues of $95.9 million, before intercompany eliminations, for the six months ended February 28, 2006, an increase of $48.0 million, or 100%, over the same period of the prior year. This increase in revenues was primarily due to the acquisition of GreenLeaf in September 2005 as well as the addition of four self-service stores in January 2005.

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

Cost of Goods Sold. Consolidated cost of goods sold increased $320.9 million, or 106%, for the six months ended February 28, 2006, compared with the same period last year. Cost of goods sold increased as a percentage of revenues from 73% to 84%.

For the six months ended February 28, 2006, the cost of goods sold for the Metals Recycling Business increased $261.7 million, or 118%, to $484.3 million compared to the first half of fiscal 2005. As a percentage of revenues, cost of goods sold increased compared with the prior year quarter from 75% to 90%. The increase in cost of goods sold was primarily attributable to the businesses acquired through the HNC separation and termination, as these businesses have been experiencing narrower margins than the Company’s historical West Coast business. The margin variations for these businesses are due, in part, to more competitive markets for materials in the Northeast regions, higher operating expenses due to outdated and inefficient equipment, higher freight costs to access certain foreign markets and the lower margins generally inherent in the Schnitzer Global

SCHNITZER STEEL INDUSTRIES, INC.

Exchange trading business. The Company has begun a major capital improvement program to upgrade infrastructure and equipment in the Northeast and throughout the Company to become more efficient and improve productivity. In addition, the first quarter of fiscal 2006’s East Coast processing volumes were negatively impacted by a two-month shutdown of the Rhode Island shredder to install a new, more efficient, and environmentally friendly shredder motor as well as low beginning inventories at all the Northeast yards. The lower processing volumes contributed to higher processing costs, which caused the East Coast operations to record a small loss for the quarter. While Schnitzer Global Exchange, the Company’s new trading business, provides increased revenues, the associated trading margins are lower than the historical Metals Recycling Business. Although the Company attempts to maintain and grow margins by responding to changing recycled metals selling prices through adjustments to its metals purchase prices, the Company’s ability to do so in the trading business is particularly limited by competitive and other market factors.

Cost of goods sold for the Auto Parts Business increased $35.5 million, or 130%, compared to the first half of fiscal 2005. As a percentage of revenues, cost of goods sold increased compared with the prior year-to-date from 57% to 66%.

The higher cost of goods sold was primarily due to the acquisition of GreenLeaf in September 2005 and four self-service stores in January 2005. Cost of goods sold also increased due to strong demand for unprocessed metals that resulted in higher car purchase costs and because GreenLeaf typically purchases newer vehicles resulting in a higher purchase price and lower margins as compared to the older model vehicles that Pick-N-Pull purchases. During the first six months of fiscal 2005, the operations acquired in the GreenLeaf transaction recorded a slight operating loss as the Company continued the process of integrating GreenLeaf’s operations into Pick-N-Pull’s operations.

Cost of goods sold for the Steel Manufacturing Business increased $27.4 million, or 23%, as compared to the first six months of fiscal 2005. The overall increase in cost of goods sold was primarily caused by a 32% increase in sales volume. As a percentage of revenues, cost of goods sold declined compared with the prior year-to-date, from 85% to 81%. The Steel Manufacturing Business continues to see the benefits from the new furnace installed at its mini-mill last year, production incentives recently negotiated with the steelworkers union and other improvements in business practices which has all contributed to reducing the cost of goods sold per ton. Overall, production and raw material purchase costs per ton have declined and sales volumes have improved, more than offsetting the decline in the average sales price.

Selling, General and Administrative Expense.  Compared with the first half of fiscal 2005, selling, general and administrative expense for the same period this fiscal year increased $48.4 million, or 191%, to $73.9 million. As a percentage of revenues, selling, general and administrative expense increased by 4%, from 6% to 10%. A significant portion of the increase, $22.9 million, was attributed to the acquisitions that took place in the first quarter of fiscal 2006. Additionally, compensation costs increased approximately $3.4 million as the Company’s infrastructure has grown to accommodate these acquisitions. The increase in selling, general and administrative expense was also due, in part, to the charge associated with the reserve of $11.0 million related to the penalties that the Company estimates will be imposed by the DOJ and the SEC in connection with the past payment practices in Asia, as discussed in Note 5 to the condensed consolidated financial statements. The Company also incurred higher legal, accounting and professional fees of $3.5 million including a $2.6 million increase in legal expenses related to the Audit Committee’s investigation of past payment practices in Asia, as discussed in Note 5 to the condensed consolidated financial statements. The adoption of FAS 123(R) in fiscal 2006 resulted in stock-based compensation expense of $1.6 million for the first half of fiscal 2006. The Company also recognized compensation costs of $0.5 million for awards under its long-term incentive plan, approved in fiscal 2006 as discussed in Note 8 to the condensed consolidated financial statements.

SCHNITZER STEEL INDUSTRIES, INC.

Other Income (Expense). The Company recorded a gain of $54.6 million which arose from the HNC separation and termination. Based on the values determined by the valuations of the assets and liabilities acquired and assumed, the Company recorded a gain for the difference between the excess values of businesses acquired over the carrying value of the businesses sold. The Company elected to consolidate the results of two of the businesses formed from the HNC separation and termination as though the transactions had occurred at the beginning of the fiscal year. For a more detailed discussion of the HNC joint venture separation and termination, see Notes 2 and 4 to the condensed consolidated financial statements.

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

Interest Expense. Interest expense for the first half of fiscal 2006 increased by $0.2 million, or 33%, to $0.8 million compared with the first half of fiscal 2005. The increase was a result of higher average debt balances and an increase in the loan rate during the fiscal 2006 first half compared with the fiscal 2005 first half. For more information, see Note 6 to the condensed consolidated financial statements.

Income Tax Provision. The tax rate for the six months ended February 28, 2006 was 39.9%, compared to a 34.7% rate for the same period last year due to two events that occurred in the first quarter of fiscal 2006. First, an $11.0 million charge was accrued for estimated penalties associated with the DOJ and SEC investigation, though the ultimate amount of penalties will not be determinable until the end of the investigation. This charge is currently being treated as nondeductible, pending an exact determination upon the eventual closure of the investigation. Secondly, the HNC separation and termination required the Company to record a gain of $54.6 million for the difference between the fair market values of the businesses acquired over the carrying values of the businesses sold. Because the gain will not benefit from the Extraterritorial Income Exclusion (ETI) on export sales or the new Qualified Production Activities Income deduction, it will likely be taxed at an effective tax rate of 38%, which is higher than the rate applicable to the balance of the Company’s income.

Liquidity and Capital Resources
Certain items within the consolidated statements of cash flows have been restated.  See Note 1 to the condensed consolidated financial statements for details of the restatement.  Net cash provided by operations for the six months ended February 28, 2006 was $60.2 million, compared with $65.7 million for the same period in the prior fiscal year. Cash provided by operating activities was primarily related to a reduction in accounts receivable, inventories, prepaid expenses and other current assets, an increase in accrued liabilities and the distribution from the joint ventures associated with the HNC separation and termination agreement, which was offset by the gain on the disposition of the joint ventures, lower net income, and a reduction in accounts payable.

Capital expenditures for the six months ended February 28, 2006 were $37.5 million, compared with $15.2 million during the first six months of fiscal 2005. The increase was due to a significant number of on-going infrastructure improvement projects in the Company’s Metals Recycling Business, including preparation for the installation of a mega-shredder and dock repairs in the Portland, Oregon recycling facility and the installation of a mega-shredder and general yard improvements at the Everett, Massachusetts recycling facility. The Company

SCHNITZER STEEL INDUSTRIES, INC.

also incurred expenditures in the Auto Parts Business for the conversion of full-service GreenLeaf locations into Pick-N-Pull self-service stores. The Company plans to invest an additional $50.0 million on capital improvement projects in the next two fiscal quarters. Additionally, the Company continues to explore other capital projects that are expected to provide productivity improvements and add shareholder value.

Accrued environmental liabilities as of February 28, 2006 were $45.1 million, compared with $23.5 million as of August 31, 2005, due to the acquisitions discussed in Note 4 to the condensed consolidated financial statements, partially offset by spending charged against the environmental reserve. During the next 12 months, the Company expects to pay approximately $6.6 million relating to previously accrued remediation projects, including the remediation on the Hylebos Waterway located in the State of Washington as discussed in Note 5 to the condensed consolidated financial statements. Additionally, the Company anticipates future cash outlays as it incurs the actual cost relating to the remediation of identified environmental liabilities. The future cash outlays are anticipated to be within the amounts established as environmental liabilities.

On November 8, 2005, the Company entered into an amended and restated unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The new agreement provides for a five-year, $400.0 million revolving loan maturing in November 2010. The agreement prior to restatement provided for a $150.0 million revolving loan maturing in May 2006. Interest on outstanding indebtedness under the restated agreement is based, at the Company’s option, on either LIBOR plus a spread of between 0.625% and 1.25%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.15% and 0.25% based on a pricing grid tied to the Company’s leverage ratio. The restated agreement contains various representations and warranties, events of default and financial and other covenants, including covenants requiring maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of February 28, 2006, the Company had borrowings outstanding under this credit facility of $70.0 million. As a result of the restatement, as discussed in Note 1 to the consolidated financial statements, the Company was not in compliance with their restrictive covenants.  As such, a waiver was obtained from the lender, dated July 27, 2006, to waive any events of default provided the Company delivers its financial statements to the lender on or before September 8, 2006.

The Company also has an additional unsecured credit line, which was increased on March 1, 2006 by $5.0 million to $15.0 million. Interest on outstanding indebtedness is set by the bank at the time of borrowing. This additional debt agreement, which is uncommitted, also has certain restrictive covenants. As of February 28, 2006, the Company had no outstanding debt under this credit facility.

In July 2002, the Company’s metals recycling joint ventures with HNC entered into a revolving credit facility (JV Credit Facility) with a group of banks for working capital and general corporate purposes. During February 2004, the facility was increased to $110.0 million. Upon the closing of the agreement for the separation and termination of the Company’s joint ventures with HNC on September 30, 2005, as described in Note 4 to the condensed consolidated financial statements, HNC paid the Company $52.3 million in cash. The Company also received approximately $1.4 million for previously undistributed earnings of the joint ventures net of the Company’s share of outstanding borrowings under the JV Credit Facility as of that date. Following such earnings distributions, the Company and HNC each were obligated to repay the portion of the JV Credit Facility borrowed on behalf of the joint venture businesses it acquired in the transaction. The outstanding balance was repaid and the JV Credit Facility was terminated upon closing of the separation and termination agreement on September 30, 2005.

On September 30, 2005, the Company acquired GreenLeaf, five store properties leased by GreenLeaf and certain GreenLeaf debt obligations. Total consideration for the acquisition was $44.5 million, subject to post-closing adjustments.

SCHNITZER STEEL INDUSTRIES, INC.

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

The Company continues to expect competition for the purchase of materials due to the strong world wide demand for recycled metal. However, purchase prices may rise at a lower rate than sales prices, providing an opportunity for improved margins.

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

SCHNITZER STEEL INDUSTRIES, INC.

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

Volumes.The Company continues to see strong demand for finished steel products and customer inventories remain low. As a result, third quarter sales volumes are expected to be slightly higher than the 172,000 tons shipped in the third quarter of 2005.

Factors That Could Affect Future Results

This Form 10-Q, including Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and including, particularly, the “Outlook” section, contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the Company’s outlook for the business, and can be identified generally because they contain “expect,” “believe,” “anticipate,” “estimate” and other words that convey a similar meaning. One can also identify these statements as statements that do not relate strictly to historical or current facts. Examples of factors affecting the Company that could cause actual results to differ materially from current expectations are the following: volatile supply and demand conditions affecting prices and volumes in the markets for both the Company’s products and raw materials it purchases; world economic conditions; world political conditions; changes in federal and state income tax laws; impact of pending or new laws and regulations regarding imports and exports into the United States and other foreign countries; foreign currency fluctuations; competition; seasonality, including weather; energy supplies; freight rates; loss of key personnel; the inability to complete expected large scrap export shipments in the current quarter; consequences of the pending investigation by the

SCHNITZER STEEL INDUSTRIES, INC.

Company’s audit committee into past payment practices in Asia; business integration issues relating to acquisitions of businesses and the separation of the joint venture business described above; and business disruptions resulting from installation or replacement of major capital assets, as discussed in more detail under the heading “Factors That Could Affect Future Results” in the Company’s most recent annual report on Form 10-K or quarterly report on Form 10-Q. One should understand that it is not possible to predict or identify all factors that could cause actual results to differ from the Company’s forward-looking statements. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. The Company does not assume any obligation to update any forward-looking statement.

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

SCHNITZER STEEL INDUSTRIES, INC.

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

SCHNITZER STEEL INDUSTRIES, INC.

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

Pending Investigation: As discussed in Part II, Item 1 “Legal Proceedings” and Note 5 to the condensed consolidated financial statements, the Board of Directors authorized the Audit Committee to engage independent counsel and conduct a thorough, independent investigation of the Company’s past practice of making improper payments to the purchasing managers of customers in Asia in connection with export sales of recycled ferrous metals. The Board of Directors also authorized and directed that the existence and the results of the investigation be voluntarily reported to the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC), and that the Company cooperate fully with those agencies. The Audit Committee notified the DOJ and the SEC of the independent investigation, engaged outside counsel to assist in the independent investigation and instructed outside counsel to fully cooperate with the DOJ and the SEC and to provide those agencies with the information obtained as a result of the independent investigation. On August 23, 2005, the Company received from the SEC a formal order of investigation related to the independent investigation. The Audit Committee is continuing its independent investigation. The Company, including the Audit Committee, continues to cooperate fully with the DOJ and the SEC. The investigations of the Audit Committee, the DOJ and the SEC of the Company’s past practice of making improper payments are not expected to affect the Company’s previously reported financial results. However, the Company expects to enter into agreements with the DOJ and the SEC to resolve the above-referenced matters and believes that it is probable that the DOJ and the SEC will impose penalties on, and require disgorgement of certain profits by, the Company as a result of their investigations.  The Company estimates that the total amount of these penalties and disgorgement will be within a range of $11.0 million to $15.0 million. In the first fiscal quarter of 2006, the Company established a reserve totaling $11.0 million in connection with this estimate. The precise terms of any agreements to be entered into with the DOJ and the SEC, however, remain under discussion with these two agencies. The Company, therefore, cannot predict with certainty the final outcome of the aforementioned investigations or whether the Company or any of its employees will be subject to any additional remedial actions following completion of these investigations. It is also possible that these investigations could lead to criminal charges, civil enforcement proceedings and civil lawsuits.

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

SCHNITZER STEEL INDUSTRIES, INC.

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

Recently Acquired Businesses and Future Business Acquisitions: As discussed above under “Acquisitions and Transactions” and in Note 4 to the condensed consolidated financial statements, the Company recently completed transactions to separate and terminate its metals recycling joint venture relationships with HNC and to purchase the assets of Regional and GreenLeaf. With the separation of the joint ventures, the Company acquired direct ownership of metals recycling businesses in the Northeast and Hawaii and a metals trading business in parts of Russia and the Baltic region. The day-to-day operations of these businesses were overseen by HNC prior to the separation. The Company will depend on key employees of those businesses, particularly those involved in the metals trading operations, to provide continuity in operating those businesses. The Company will also hire additional key employees to help manage those businesses. Loss of or failure to hire key personnel or other transition issues could adversely affect the Company.

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

Energy Supply: The Company utilizes various energy sources to operate its facilities. In particular, electricity and natural gas currently represent approximately 9% of the cost of steel manufactured by the Company’s Steel Manufacturing Business. The Steel Manufacturing Business purchases electric power under a long-term contract from McMinnville Water & Light (McMinnville), which in turn relies on the Bonneville Power Administration (BPA). Historically, these contracts have had favorable prices and are long-term in nature. The Company’s electrical power contract expires in September 2011. On October 1, 2001, the BPA increased its electricity rates due to increased demand on the West Coast and lower supplies.  This increase was in the form of a Cost Recovery Adjustment Clause (CRAC) added to BPA’s contract with McMinnville.   The CRAC is an additional monthly surcharge on selected power charges to recover costs associated with buying higher priced power during the West Coast power shortage.   Because BPA can adjust the CRAC every six months, it is not possible to predict future rate changes.

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

In making this determination the Company’s Chief Executive Officer and Chief Financial Officer considered, among other things, that:

The Company determined that it did not timely file with the SEC financial statements of the businesses it acquired through the termination and separation of its joint ventures with HNC on September 30, 2005, as required under Rule 3-05 and Article 11 of Regulation S-X. The Company filed the required financial statements with the SEC on July 10, 2006.

Further, the Company determined that the following material weaknesses existed as of February 28, 2006. A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

1.
As of February 28, 2006, the Company did not maintain effective controls over the accurate preparation and review of our consolidated statements of cash flows. Specifically, the Company did not maintain effective controls to ensure that (i) certain cash flows received from joint ventures as returns on investment were accurately classified as net cash provided by operations and (ii) debt proceeds and repayments and changes in other assets and liabilities were accurately presented on a gross basis, as required by generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the fiscal years ended August 31, 2005, 2004, and 2003, each of the quarters in fiscal 2005, the first two quarters of fiscal 2006 and adjustments to the third quarter of 2006. Additionally, this control deficiency could result in a misstatement of operating and investing cash flows in the consolidated statements of cash flows that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

SCHNITZER STEEL INDUSTRIES, INC.

2.
As of February 28, 2006, the Company did not maintain effective controls over its application and review of the completeness and accuracy of purchase accounting. Specifically, the Company did not maintain effective controls to ensure that purchase business combinations were accurately recorded as of the acquisition date in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of revenue, cost of goods sold, selling, general and administrative expense, interest expense, other income, net, income tax provision, pre-acquisition interests, net of tax, and operating and investing cash flows in the condensed consolidated financial statements for the three months ended November 30, 2005 and the six months ended February 28, 2006. Additionally, this control deficiency could result in the misstatement of the aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Remediation Plan

As of the date of the filing of this amendment on Form 10-Q/A, the Company has taken or will take the following steps to remediate the material weaknesses:

•
The Company has created new accounting and financing positions, hired additional accounting and finance personnel in the third quarter of 2006 and replaced accounting and finance personnel hired earlier in fiscal year 2006.

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

This proposal was approved as follows:

	Votes For	Votes Withheld/Against
Robert S. Ball	96,672,150	396,404
John D. Carter	91,759,646	5,308,908
Jill Schnitzer Edelson	92,209,624	4,858,930
William A. Furman	96,673,210	395,344
Judith A. Johansen	96,807,789	260,765
Scott Lewis	92,216,577	4,851,977
Kenneth M. Novack	91,875,989	5,192,565
Mark L. Palmquist	96,821,289	247,265
Jean S. Reynolds	92,214,840	4,853,714
Ralph R. Shaw	96,486,236	582,318

2.	To approve the proposed amendments to the 1993 Stock Incentive Plan.

This proposal was approved by the stockholders with 89,477,802 votes cast for, 554,453 votes withheld/cast against and 20,684 abstentions.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 6.	EXHIBITS

3.1	1993 Restated Articles of Incorporation of the Registrant (as amended as of March 24, 2006) (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 10-Q filed April 10, 2006).

3.2	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on March 22, 2006).

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