Form 10-Q
period 2006-05-31
SCHNITZER STEEL INDUSTRIES INC
filed 2006-08-30
CIK 912603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2006 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________.

Commission file number 0-22496

SCHNITZER STEEL INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

OREGON	93-0341923
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3200 N.W. Yeon Ave.
P.O Box 10047
Portland, OR	97296-0047
(Address of principal executive offices)	(Zip Code)

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
Yes ☐  No ☒

The Registrant had 22,768,389 shares of Class A Common Stock, par value of $1.00 per share, and 7,985,366 shares of Class B Common Stock, par value of $1.00 per share, outstanding at June 30, 2006.

SCHNITZER STEEL INDUSTRIES, INC.

INDEX

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	May 31, 2006	Aug. 31, 2005
Assets
Current assets:
Cash and cash equivalents	$14,320	$20,645
Accounts receivable, less allowance for doubtful accounts of $1,011 and $810	116,607	51,101
Accounts receivable from related parties	70	226
Inventories	224,925	106,189
Deferred income taxes	6,546	3,247
Prepaid expenses and other	15,542	15,505
Total current assets	378,010	196,913

Property, plant and equipment, net	284,078	166,901

Other assets:
Investment in and advances to joint venture partnerships	7,594	184,151
Notes receivable, less current portion	1,333	1,234
Goodwill	280,460	151,354
Intangibles and other assets	8,738	8,905
	298,125	345,644

	$960,213	$709,458

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$88	$71
Line of credit	8,000	—
Accounts payable	54,321	33,192
Accrued payroll liabilities	22,719	21,783
Current portion of environmental liabilities	4,409	7,542
Accrued income taxes	896	140
Other accrued liabilities	38,630	8,307
Total current liabilities	129,063	71,035

Deferred income taxes	5,955	26,987

Long-term debt, less current portion	97,888	7,724

Environmental liabilities, net of current portion	38,551	15,962

Other long-term liabilities	3,347	3,578

Minority interests	4,654	4,644

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock--20,000 shares authorized, none issued	—	—
Class A common stock--75,000 shares $1 par value
authorized, 22,749 and 22,490 shares issued and outstanding	22,749	22,490
Class B common stock--25,000 shares $1 par value
authorized, 7,986 shares issued and outstanding	7,986	7,986
Additional paid-in capital	135,344	125,845
Retained earnings	514,475	423,178
Accumulated other comprehensive income:
Foreign currency translation adjustments	201	29
Total shareholders’ equity	680,755	579,528

	$960,213	$709,458

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	For The Three Months Ended		For The Nine Months Ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Revenues	$505,573	$242,691	$1,250,086	$657,398

Operating expenses:
Cost of goods sold	417,468	183,623	1,041,172	478,104
Selling, general and administrative	39,367	15,591	113,207	41,001
Environmental matter	—	—	—	8,225
	456,835	199,214	1,154,379	527,330

Income from wholly-owned operations	48,738	43,477	95,707	130,068

Operataing income from joint ventures	572	11,152	2,710	47,821

Operating income	49,310	54,629	98,417	177,889

Other income (expense):
Interest income	543	104	1,228	394
Interest expense	(1,027)	(110)	(1,863)	(740)
Other income, net	1,366	157	56,903	146
	882	151	56,268	(200)

Income before income taxes and minority interests	50,192	54,780	154,685	177,689

Income tax provision	(18,982)	(20,485)	(60,700)	(63,257)

Income before minority interests	31,210	34,295	93,985	114,432

Minority interests, net of tax	(1,005)	(787)	(1,314)	(2,007)

Pre-acquisition interests, net of tax	—	—	184	—

Net income	$30,205	$33,508	$92,855	$112,425

Net income per share - basic:	$0.99	$1.10	$3.04	$3.70

Net income per share - diluted:	$0.98	$1.08	$3.02	$3.61

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

							Accumulated
	Class A		Class B		Additional		Other
	Common Stock		Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total

Balance at August 31, 2005	22,490	$22,490	7,986	$7,986	$125,845	$423,178	$29	$579,528

Net income						92,855		92,855
Foreign currency translation adjustment							172	172
Comprehensive income								93,027

Stock-based compensation					3,118			3,118
Class A common stock issued	259	259			2,550			2,809
Tax benefits from stock options exercised					3,831			3,831
Cash dividends paid - common ($0.051 per share)						(1,558)		(1,558)

Balance at May 31, 2006	22,749	$22,749	7,986	$7,986	$135,344	$514,475	$201	$680,755

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For The Nine Months Ended
	May 31, 2006	May 31, 2005
		(as restated)
Cash flows from operating activities:
Net income	$92,855	$112,425
Noncash items included in income:
Depreciation and amortization	21,301	15,554
Minority interests and pre-acquisition interests	1,481	3,085
Deferred income tax	(6,324)	(21)
Distributed/(undistributed) equity in earnings of joint ventures	16,587	(1,609)
Stock-based compensation expense	2,021	—
Gain on disposition of joint venture assets	(54,618)	—
Excess tax benefit from stock options exercised	(3,831)	14,939
(Gain) loss on disposal of assets	(839)	108
Changes in assets and liabilities:
Accounts receivable	9,818	(6,520)
Inventories	(21,090)	(14,808)
Prepaid expenses and other current assets	12,339	(6,801)
Other assets	579	(675)
Accounts payable	(8,637)	4,231
Accrued liabilities	7,868	(4,406)
Environmental liabilities	(5,375)	(2,496)
Other liabilities	(803)	169

Net cash provided by operating activities	63,332	113,175

Cash flows from investing activities:
Capital expenditures	(62,343)	(40,759)
Acquisitions, net of cash acquired	(102,258)	(22,331)
Cash paid to joint ventures	(1,339)	(1,295)
Proceeds from sale of assets	2,748	645

Net cash used in investing activities	(163,192)	(63,740)

Cash flows from financing activities:
Proceeds from line of credit	123,500	99,100
Repayment of line of credit	(115,500)	(91,400)
Borrowings from long-term debt	293,179	115,600
Repayment of long-term debt	(203,000)	(175,774)
Issuance of Class A common stock	2,809	1,609
Excess tax benefit from stock options exercised	3,831	—
Distributions to minority interests	(3,355)	(3,004)
Dividends declared and paid	(1,558)	(1,545)

Net cash provided (used) by financing activities	99,906	(55,414)

Net increase (decrease) in cash and cash equivalents	46	(5,979)

Cash and cash equivalents at beginning of period	20,645	11,307

Cash and cash equivalents at end of period	$20,691	$5,328

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2006 AND 2005

Note 1 - Restatement:

The condensed consolidated statement of cash flows for the nine months ended May 31, 2005, has been restated to correct an error in the classification of cash flows the Company received from its interest in joint ventures. The Company had previously considered cash flows received from its joint ventures as returns of its investment and had therefore classified these cash flows as investing activities. However, the Company has now determined that the cash flows from its joint ventures should have been considered a return on its investment and classified as an operating activity as distributed/(undistributed) equity in earnings of joint ventures. The restatement does not affect net income or earnings per share and did not have an impact on the Company’s consolidated statements of operations or consolidated statements of shareholders’ equity for the quarter ended May 31, 2005, nor did it have an impact on the consolidated balance sheet as of May 31, 2005. Additionally, the Company has corrected its presentation of changes in other assets and changes in other liabilities within the cash flows from operating activities section and proceeds from line of credit, repayments of line of credit, proceeds from long-term debt, and repayments of long-term debt, within the cash flows from financing activities section of the consolidated statements of cash flows, to reflect these items gross rather than net.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2006 AND 2005

A restated consolidated statement of cash flows reflecting the aforementioned adjustments, for the quarter ended May 31, 2005, is presented below (amounts in thousands):

	For The Nine Months Ended
	As reported	Adjustment	As restated
Cash flows from operating activities:
Net income	$112,425	—	$$112,425
Noncash items included in income:
Depreciation and amortization	15,554	—	15,554
Minority interests and pre-acquisition interests	3,085	—	3,085
Deferred income tax	(21)	—	(21)
Distributed/(undistributed) equity in earnings of joint ventures	(47,821)	46,212	(1,609)
Excess tax benefit from stock options exercised	14,939	—	14,939
(Gain) loss on disposal of assets	108	—	108
Changes in assets and liabilities:
Accounts receivable	(6,520)	—	(6,520)
Inventories	(14,808)	—	(14,808)
Prepaid expenses and other current assets	(6,801)	—	(6,801)
Other assets	—	(675)	(675)
Accounts payable	4,231	—	4,231
Accrued liabilities	(4,406)	—	(4,406)
Environmental liabilities	(2,496)	—	(2,496)
Other liabilities	—	169	169
Other assets and liabilities	(506)	506	—

Net cash provided by operations	66,963	46,212	113,175

Cash flows from investing activities:
Capital expenditures	(40,759)	—	(40,759)
Acquisitions, net of cash acquired	(22,331)	—	(22,331)
Cash received from joint ventures	46,212	(46,212)	—
Cash paid to joint ventures	(1,295)	—	(1,295)
Proceeds from sale of assets	645	—	645

Net cash used in investing activities	(17,528)	(46,212)	(63,740)

Cash flows from financing activities:
Proceeds from line of credit	—	99,100	99,100
Repayment of line of credit	—	(91,400)	(91,400)
Borrowings from long-term debt	—	115,600	115,600
Repayment of long-term debt	—	(175,774)	(175,774)
Issuance of Class A common stock	1,609	—	1,609
Distributions to minority interests	(3,004)	—	(3,004)
Dividends declared and paid	(1,545)	—	(1,545)
Increase (decrease) in long-term debt	(52,474)	52,474	—

Net cash used in financing activities	(55,414)	—	(55,414)

Net decrease in cash and cash equivalents	(5,979)	—	(5,979)

Cash and cash equivalents at beginning of period	11,307	—	11,307

Cash and cash equivalents at end of period	$5,328	$—	$5,328

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2006 AND 2005

Note 2 - Summary of Significant Accounting Policies:

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Schnitzer Steel Industries, Inc. (the “Company”) have been prepared pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (“SEC”). The year-end condensed consolidated balance sheets was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, management suggests that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report for the fiscal year ended August 31, 2005. The results for the three and nine months ended May 31, 2006 and 2005 are not necessarily indicative of the results of operations for the entire year.

Note 4 to the condensed consolidated financial statements describes acquisitions that occurred during the first quarter of fiscal 2006. Under Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and Accounting Research Bulletin 51, “Consolidated Financial Statements” (“ARB 51”), the acquisition of Prolerized New England Company and Subsidiaries (“PNE”) and Hugo Neu Schnitzer Global Trade-Baltic Operations (“HNSGT-Baltic”), two of the three businesses acquired under the Hugo Neu Corporation (“HNC”) separation and termination agreement, were treated as “step” acquisitions because the Company had a joint venture interest in those two businesses. The Company did not have a prior interest in the third business acquired under the HNC separation and termination agreement, THS Recycling LLC, dba Hawaii Metal Recycling Company (“HMR”). Additionally, during the first quarter of fiscal 2006, the Company acquired the assets of Regional Recycling LLC (“Regional”) and purchased GreenLeaf Auto Recyclers, LLC (“GreenLeaf”), two businesses in which the Company did not have a previous interest. Since the PNE and HNSGT-Baltic acquisitions occurred early in the fiscal year, consolidation accounting allowed the Company to include PNE and HNSGT-Baltic in the consolidated results as though they had occurred at the beginning of fiscal 2006, with an adjustment to earnings for the pre-acquisition interest the Company did not own during the reporting period. As such, the condensed consolidated statements of operations is presented as if the PNE and HNSGT-Baltic acquisitions had occurred on September 1, 2005.

The financial results of the businesses acquired as a result of the HNC separation for periods prior to fiscal 2006 continue to be accounted for using the equity method and are included in the Joint Venture Businesses reporting segment.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation; including the reclassification of revenues and expenses within the condensed consolidated statements of operations, related to certain sales by one of the Company’s subsidiaries. These changes had no impact on previously reported operating income, net income or shareholders’ equity.

Cash and Cash Equivalents
Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts of $0.1 million and $11.5 million as of May 31, 2006 and August 31, 2005, respectively.

Net Income and Dividends per Share
Basic net income per share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2006 AND 2005

The following represents the reconciliation from basic net income per share to diluted net income per share (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2006	2005	2006	2005

Net income	$30,205	$33,508	$92,855	$112,425

Computation of shares:
Weighted-average common shares outstanding	30,625	30,463	30,544	30,412
Effect of dilutive stock options and unvested share units	114	680	232	748
Diluted weighted-average common shares outstanding	30,739	31,143	30,776	31,160

Basic net income per share	$.99	$1.10	$3.04	$3.70

Diluted net income per share	$.98	$1.08	$3.02	$3.61

Dividend per share	$0.017	$0.017	$0.051	$0.051

For the three months ended May, 31, 2006, all of the options issued through and outstanding as of May 31, 2006, except for 1,197 shares granted on April 28, 2006, are considered to be dilutive. For the nine months ended May, 31, 2006, all of the options issued through and outstanding as of May 31, 2006, except for 155,900 shares granted on November 29, 2005, and 1,197 shares granted on April 28, 2006, are considered to be dilutive.

Goodwill
The changes in the carrying amount of goodwill resulting from business combinations (Note 4) occurring in the nine months ended May 31, 2006 are as follows (in thousands):

	Metals Recycling Business	Auto Parts Business	Total
Balance as of August 31, 2005	$34,771	$116,583	$151,354
Acquisition of GreenLeaf Auto Recyclers, LLC	—	9,254	9,254
Separation and termination of joint venture relationships with Hugo Neu Corporation	61,634	—	61,634
Acquisition of minority interest in Metals Recycling, LLC	21,724	—	21,724
Acquisition of Regional Recycling LLC assets	36,494	—	36,494
Balance as of May 31, 2006	$154,623	$125,837	$280,460

The Company performs impairment tests annually during the second quarter of the fiscal year and whenever events and circumstances indicate that the value of goodwill might be impaired. Based on the operating results of each of the businesses identified above and the Company’s impairment testing completed in the second quarter of fiscal 2006, the Company determined that none of the above balances were considered impaired.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2006 AND 2005

Foreign Currency Translation
In accordance with Statement of Financial Accounting Standard No. 52, “Foreign Currency Translation” (“SFAS 52”), assets and liabilities of foreign operations are translated into U.S. dollars at the period-end exchange rate. Translation adjustments are not included in determining net income for the period, but are recorded as a separate component of shareholders’ equity.

Foreign currency transaction gains and losses from the effects of exchange rate changes on transactions denominated in a currency other than the functional currency of the Company, which is U.S. dollars. SFAS 52 generally requires that gains and losses on foreign currency transactions be recognized in the determination of net income for the period. The aggregate amount of transaction gains and losses was immaterial to the financial statements taken as a whole.

Derivative Financial Instruments
To manage the exposure to exchange risk associated with accounts receivable denominated in a foreign currency, the Company enters into foreign currency forward contracts to stabilize the U.S. dollar amount of the transaction at maturity. These contracts are not designated as hedging instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment on SFAS 133” or Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”

The Company held foreign currency forward contracts denominated in Euros with total notional amounts of $41.7 million at May 31, 2006. The fair value of these contracts, a liability of approximately $1.9 million, was estimated based on quoted market prices as of May 31, 2006. The Company did not hold any foreign currency forward contracts during fiscal 2005.

New Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). This statement clarifies the accounting for abnormal amounts of idle facility expense and freight and handling costs when those costs may be so abnormal as to require treatment as period charges. This statement is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 on September 1, 2005 with no material impact on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”). This statement eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have a commercial substance. This statement is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS 153 on September 1, 2005 with no material impact on the consolidated financial statements.

In December 2004, the FASB finalized SFAS No. 123(R) “Share-Based Payment (revised 2004)” (“SFAS 123(R)”), which became effective as of the first interim reporting period of the first fiscal year beginning after June 15, 2005. The new standard requires the Company to expense stock options beginning in the first quarter of fiscal 2006. The Company adopted SFAS 123(R), effective September 1, 2005. SFAS 123(R) requires the recognition of the fair value of stock-based compensation in net income. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. See Note 8 to the condensed consolidated financial statements for further information regarding stock-based compensation.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2006 AND 2005

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). This Interpretation provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. FIN 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation, when incurred, if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company is in the process of evaluating the impact on the Company’s financial statements or results of operations.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). This statement revises the reporting requirements related to changes in accounting principles or adoption of new accounting pronouncements. This statement is effective for fiscal years beginning after December 15, 2005. The Company intends to adopt this pronouncement for fiscal year 2007 and does not anticipate this pronouncement to have a material impact on the consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. This Statement amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”). The Company intends to adopt this pronouncement for fiscal year 2008 and does not anticipate this pronouncement to have a material impact on the consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). This Statement amends SFAS 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective for fiscal years beginning after September 15, 2006. The Company intends to adopt this pronouncement for fiscal year 2008 and does not anticipate this pronouncement to have a material impact on the consolidated financial statements.

Note 3 - Inventories:

Inventories consisted of the following (in thousands):

	May 31, 2006	August 31, 2005
Recycled metals	$143,502	$38,027
Work in process	10,688	17,124
Finished goods	55,002	36,304
Supplies	15,733	14,734
	$224,925	$106,189

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2006 AND 2005

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

•	PNE, which comprised the joint ventures’ various interests in the Northeast processing and recycling operations that primarily operate in Massachusetts, New Hampshire, Rhode Island and Maine;
•	HMR, a Hawaii metals recycling business that was previously owned 100% by HNC;
•	A payment received from HNC of $36.6 million in cash, net of debt paid, Subject to post closing adjustments..

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

The divesture of the Company’s interest in the joint ventures with HNC enabled the Company to expand its metals recycling operations in the Northeastern United States and Hawaii. In addition, the divesture removed restrictions on the Company pursuing additional acquisition opportunities.

The HNC separation and termination agreement provides for potential purchase price adjustments based on the closing date working capital of HMR as well as the joint ventures’ ending balances. The Company is in the process of determining whether any purchase price adjustments are necessary.

In accordance with SFAS 141, the purchase price of the assets acquired and liabilities assumed under the separation and termination agreement is the fair value of the joint venture interests given up as part of the exchange as well as other liabilities assumed and acquisition costs. As a result, the purchase price is estimated to be $165.1 million, including acquisition costs of approximately $6.3 million. Upon divesture of the joint venture interests, a $54.6 million gain resulted from the difference between the fair value of $160.1 million and the carrying value of $105.5 million associated with the disposed joint venture interests.

The purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on an estimate of the respective fair values. Final valuation reports are pending and may affect the preliminary purchase price allocation for inventories, property, plant and equipment, identifiable intangible assets, and goodwill. The excess of the aggregate purchase price over the estimated fair value of the identifiable net assets acquired of approximately $57.8 million was recognized as goodwill. Approximately $3.8 million of goodwill existed on the joint ventures’ balance sheets prior to the separation and termination but was not shown separately on the Company’s balance sheet in accordance with the equity method of accounting. Therefore, the total increase to goodwill related to the HNC separation and termination agreement was approximately $61.6 million.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2006 AND 2005

The purchase price allocation has been prepared on a preliminary basis, and reasonable changes are expected as additional information, such as final valuation reports and any purchase price adjustments, becomes available.

The following is a summary of the estimated fair values as of September 30, 2005, for the assets acquired and liabilities assumed on the date of the acquisition (in millions):

Cash received, net of debt paid to HNC	$36.6
Inventory	34.9
Property, plant and equipment	26.1
Goodwill	57.8
Identified intangible assets	3.0
Other assets	30.3
Liabilities	(23.6)
Total purchase price	$165.1

GreenLeaf Acquisition
On September 30, 2005, the Company acquired GreenLeaf, five properties previously leased by GreenLeaf and certain GreenLeaf debt obligations. GreenLeaf is engaged in the business of auto dismantling and recycling and sells its products primarily to collision and mechanical repair shops. GreenLeaf currently operates in three wholesale sales and distribution offices and 15 commercial locations throughout the United States. The acquisition of GreenLeaf significantly expanded the Company’s national presence in the business of auto dismantling and recycling. In addition, the acquisition enabled the Company to enter into the full-service segment of the recycling auto parts market that services commercial customers.

Total purchase price for the acquisition, including acquisition costs, was $44.5 million, subject to post-closing adjustments.

The purchase price of the GreenLeaf acquisition was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on an estimate of fair value. The excess of the aggregate purchase price over the estimated fair value of the identifiable net assets acquired of $9.3 million was recognized as goodwill.

The purchase price allocation has been prepared on a preliminary basis, and reasonable changes are expected as additional information becomes available, such as final valuation reports and any post-closing adjustments. The following is a summary of the estimated fair values, for the assets acquired and liabilities assumed on the date of the acquisition (in millions):

Inventory	$20.7
Property, plant and equipment	14.6
Goodwill	9.3
Other assets	24.6
Liabilities	(24.7)
Total purchase price	$44.5

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2006 AND 2005

Regional Recycling Acquisition
On October 31, 2005, the Company purchased substantially all of the assets of Regional for $65.5 million in cash and the assumption of certain liabilities, a working capital adjustment of $2.9 million and acquisition costs of approximately $0.5 million. Regional operates nine metals recycling facilities located in the states of Georgia and Alabama, which process ferrous and nonferrous scrap metals without the use of shredders. The acquisition of Regional provided the Company with a presence in the growing market in the Southeastern United States. In addition, the acquisition of Regional enhanced the Company’s ability to service domestic, and eventually, export markets from both coasts of the United States.

The purchase price of the Regional acquisition was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on an estimate of the respective fair values. The excess of the aggregate purchase price over the estimated fair value of the identifiable net assets acquired of approximately $36.5 million was recognized as goodwill.

The purchase price allocation has been prepared on a preliminary basis, and reasonable changes are expected as additional information becomes available, such as final valuation reports. The following is a summary of the estimated fair values as of October 31, 2005, for the assets acquired and liabilities assumed on the date of the acquisition (in millions):

Accounts Receivable	$27.7
Inventory	4.9
Property, plant and equipment	10.6
Goodwill	36.5
Other assets	1.1
Liabilities	(11.9)
Total purchase price	$68.9

Acquisition of Minority Interest in Metals Recycling, LLC
As a part of its joint venture relationship with HNC, the Company indirectly owned a 30% interest in a Rhode Island based metals recycling business, Metals Recycling LLC (“MRL”), with HNC and a minority interest owning the remaining 30% and 40%, respectively.  On September 30, 2005, when the Company closed the transaction to separate and terminate its joint venture relationship with HNC, it obtained HNC’s 30% ownership interest. Accordingly, the assets of MRL relating to the 30% ownership obtained from HNC were adjusted to estimated fair value on the date of separation and termination of joint venture interests.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2006 AND 2005

On March 21, 2006, the Company purchased the remaining 40% minority interest in MRL for $25.3 million, net of the forgiveness of $1.9 million in debt The acquisition of the 40% minority interest enabled the Company to fully leverage its investments in PNE and MRL, who competed in the same geographic regions, by operating as one business to optimize facilities and increase market share. This portion of MRL was recorded at carrying value as of the date of the HNC separation and termination agreement. The purchase price allocation has been prepared on a preliminary basis, and reasonable changes are expected as additional information, such as final valuation reports, becomes available. The following is a summary of the estimated fair values for the assets acquired and liabilities assumed as of the acquisition date (in millions):

Receivables	2.9
Inventory	4.5
Property, plant and equipment	8.3
Other assets	1.1
Goodwill	21.7
Liabilities	(13.2)
Total purchase price	$25.3

Summary of Acquisitions
The total aggregate goodwill recognized from the acquisitions in fiscal 2006 amounted to $129.1 million. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) goodwill is not amortized and will be tested for impairment at least annually. Goodwill recognized in connection with the HNC separation and termination and the Regional acquisition is deductible for tax purposes, whereas the goodwill recognized in connection with GreenLeaf is not. Payment of the consideration for the recently acquired businesses was funded by the Company’s existing cash balances and credit facility.

In connection with the HNC separation and termination and the GreenLeaf and Regional acquisitions, the Company conducted environmental due diligence reviews of the acquired assets. Based on the information obtained in the reviews performed during the first quarter of fiscal 2006, in conjunction with purchase accounting, the Company accrued $24.8 million in environmental liabilities for probable and reasonably estimable future remediation costs at the acquired facilities. During the second quarter of fiscal 2006, the Company incurred remediation costs of $0.6 million related to these acquired companies. No environmental proceedings are pending with respect to any of the facilities acquired in these acquisitions.

The following table is prepared on a pro forma basis for the three and nine month periods ended May 31, 2006 and 2005, respectively, as though the acquisitions under the HNC separation and termination and the GreenLeaf and Regional acquisitions had occurred as of the beginning of the periods presented (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2006	2005	2006		2005

Revenues	$505,468	$473,020	$1,297,531		$1,403,367
Net income	30,035	35,765	100,798	(1)	136,406
Net income per share:
Basic	$0.99	$1.17	$3.31		$4.48
Diluted	$0.98	$1.14	$3.28		$4.37

(1)
A tax affected gain of $33.9 million related to the HNC separation and termination agreement and a $5.6 million tax affected gain related to the debt extinguishment associated with the GreenLeaf acquisition are included in the pro forma results for the nine months ended May 31, 2006.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2006 AND 2005

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining operations.

The preliminary valuations on these acquisitions did not result in the Company recording any material identifiable intangible assets.

Note 5 - Environmental Liabilities and Other Contingencies:

The Company considers various factors when estimating its environmental liabilities. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. The factors which the Company considers in its recognition and measurement of environmental liabilities include:

•	Current regulations, both at the time the reserve is established and during the course of the study or remediation, which specify standards for acceptable remediation;
•	Information about the site that becomes available as the site is studied and remediated;
•	The professional judgment of both senior-level internal staff and external consultants, who take into account similar, recent instances of environmental remediation issues, among other considerations;
•	Available technologies that can be used for remediation; and
•	The number and financial condition of other potentially responsible parties and the extent of their responsibility for the remediation.

Metals Recycling Business
In connection with acquisitions in the Metals Recycling Business in 1995 and 1996, the Company carried over to its financial statements reserves for environmental liabilities previously recorded by the acquired companies. These reserves are evaluated quarterly according to Company policy. On May 31, 2006, environmental reserves for the Metals Recycling Business aggregated $24.3 million, which is primarily comprised of the reserves established during the due diligence and recorded once the acquisition closed in accordance with generally accepted accounting principles and the Hylebos Waterway Remediation.

Hylebos Waterway Remediation. General Metals of Tacoma (“GMT”), a subsidiary of the Company, owns and operates a metals recycling facility located in the State of Washington on the Hylebos Waterway, a part of Commencement Bay, which is the subject of an ongoing remediation project by the United States Environmental Protection Agency (“EPA”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). GMT and more than 60 other parties were named potentially responsible parties (“PRPs”) for the investigation and clean-up of contaminated sediment along the Hylebos Waterway. On March 25, 2002, the EPA issued Unilateral Administrative Orders (“UAOs”) to GMT and another party (“Other Party”) to proceed with Remedial Design and Remedial Action (“RD/RA”) for the head of the Hylebos and to two other parties to proceed with the RD/RA for the balance of the waterway. The UAO for the head of the Hylebos Waterway was converted to a voluntary consent decree in 2004, pursuant to which GMT and the Other Party agreed to remediate the head of the Hylebos Waterway.

There are two phases to the remediation of the head of the Hylebos Waterway. The first phase was the intertidal and bank remediation, which was conducted in 2003 and early 2004. The second phase is dredging in the head of the Hylebos Waterway, which commenced in July 2005 and was completed in February 2006. During fiscal 2005, the Company paid remediation costs of $15.9 million related to Hylebos dredging which resulted in a reduction of the recorded environmental liability. The Company’s cost estimates were based on the assumption that dredge removal of contaminated sediments would be accomplished within one dredge season during July 2004 - February 2005. However, due to a variety of factors, including dredge contractor operational issues and other dredge related delays, the dredging was not completed during the first dredge season. As a result, the Company recorded environmental charges of $13.5 million in fiscal 2005 primarily to

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2006 AND 2005

account for additional estimated costs to complete this work during a second dredging season. In the third quarter of fiscal 2006 and for the nine months ended May 31, 2006, the Company incurred remediation costs of $1.9 million and $5.9 million, respectively, which were charged to the environmental reserves, and on May 31, 2006, environmental reserves for the Hylebos Waterway aggregated $4.7 million. The Company and the Other Party have filed a complaint in the United States District Court for the Western District of Washington against the dredge contractor to recover damages and a significant portion of cost over runs incurred in the second dredging season to complete the project.

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

The Natural Resource Damage Trustees (“Trustees”) for Commencement Bay have asserted claims against GMT and other PRPs within the Hylebos Waterway area for alleged damage to natural resources. In March 2002, the Trustees delivered a draft settlement proposal to GMT and others in which the Trustees suggested a methodology for resolving the dispute, but did not indicate any proposed damages or cost amounts. In June 2002, GMT responded to the Trustees’ draft settlement proposal with various corrections and other comments, as did twenty other participants. In February 2004, GMT submitted a settlement proposal to the Trustees for a complete settlement of Natural Resource Damage liability for the GMT site. The proposal included three primary components: (1) an offer to perform a habitat restoration project; (2) reimbursement of Trustee past assessment costs; and (3) payment of Trustee oversight costs. The agreement would also address liability sub-allocation to other parties historically associated with the facility. In December 2005, the Trustees responded to the GMT proposal. The parties are continuing negotiations. The Company’s previously recorded environmental liabilities include an estimate of the Company’s potential liability for these claims.

Portland Harbor. In December 2000, the EPA designated the Portland Harbor, a 5.5 mile stretch of the Willamette River in Portland, Oregon, as a Superfund site. The Company’s metals recycling and deep water terminal facility in Portland, Oregon is located adjacent to the Portland Harbor. The EPA has identified at least 69 PRPs, including the Company and Crawford Street Corporation, a subsidiary of the Company (“CSC”), which own and operate or formerly owned and operated sites adjacent to the Portland Harbor Superfund site. The precise nature and extent of any clean-up of the Portland Harbor, the parties to be involved, the process to be followed for such a clean-up, and the allocation of any costs for the clean-up among responsible parties have not yet been determined. It is unclear whether or to what extent the Company or CSC will be liable for environmental costs or damages associated with the Superfund site. It is also unclear whether or to what extent natural resource damage claims or third party contribution or damages claims will be asserted against the Company. While the Company and CSC participated in certain preliminary Portland Harbor study efforts, they are not parties to the consent order entered into by the EPA with other PRPs (“Lower Willamette Group” or (“LWG”) for a Remedial Investigation/Feasibility Study (“RI/FS”); however, the Company and CSC could become liable for a share of the costs of this study at a later stage of the proceedings.

Separately, the Oregon Department of Environmental Quality (“DEQ”) has requested operating history and other information from numerous persons and entities which own or conduct operations on properties adjacent to or upland from the Portland Harbor, including the Company and CSC. The DEQ investigations at the Company and CSC sites are focused on controlling any current releases of contaminants into the Willamette River. The Company has agreed to a voluntary Remedial Investigation/Source Control effort with the DEQ regarding its Portland, Oregon deep water terminal facility and the site formerly owned by CSC. DEQ identified these sites as potential sources of contaminants that could be released into the Willamette River. The Company believes that improvements in the operations at these sites, often referred to as Best Management Practices (“BMPs”), will provide effective source control and avoid the release of contaminants from these sites

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2006 AND 2005

and has proposed to DEQ the implementation of BMPs as the resolution of this investigation. Additionally, the EPA recently released and made available to the public the LWG’s “Round Two” data, involving hundreds of sediment samples taken throughout the six mile harbor site. The Company is in the process of reviewing this data.

The cost of the investigations and remediation associated with these properties and the cost of employment of source control BMPs is not estimable until the completion of the data review, and no liability has been recorded for the remediation for the Portland Harbor.

During the quarter ended May 31, 2006, the Company and CSC, together with approximately 27 PRPs who are not participating in the LWG’s RI/FS, received letters from the LWG and one of its members with respect to participating in the LWG RI/FS and potential claims for past costs and cost allocation and reimbursement. If the Company or CSC declines to participate in the continued implementation of the RI/FS, it is possible that they could be the subject to EPA or DEQ enforcement orders or litigation by the LWG or its members. The Company is cooperating in discussions with the agencies and the LWG and continuing to evaluate alleged liabilities in context of the available technical, factual and legal information.

Other Metals Recycling Business Sites. For a number of years prior to the Company’s 1996 acquisition of Proler International Corp. (“Proler”), Proler operated a shredder with an on-site industrial waste landfill in Texas, which Proler utilized to dispose of auto shredder residue (“ASR”) from the operations. In August 2002, Proler entered the Texas Commission on Environmental Quality (“TCEQ”) Voluntary Cleanup Program (“VCP”) toward the pursuit of a VCP Certificate of Completion for the former landfill site. In fiscal 2005, TCEQ issued a Conditional Certificate of Completion, requiring the Company to perform on-going groundwater monitoring and annual inspections, maintenance, and reporting. As a result of the resolution of this issue, the Company reduced its reserve related to this site by $1.6 million in fiscal 2005.

During the second quarter of fiscal 2005, in connection with the negotiation of the separation and termination agreement relating to the Company’s metals recycling joint ventures with HNC (see Note 4), the Company conducted an environmental due diligence investigation of certain joint venture businesses it proposed to acquire. As a result of this investigation, the Company identified certain environmental risks and accrued $2.6 million for its share of the estimated costs to remediate these risks upon completion of the separation, which was included in the consolidated statements of operations in fiscal 2005. During the first quarter of fiscal 2006, an additional $12.8 million was recorded, in conjunction with purchase accounting, representing the remaining portion of the environmental liabilities associated with the HNC separation and termination agreement as well as the Regional acquisition of which $0.6 million was reserved for remediation efforts. As of May 31, 2006, $14.8 million related to these acquisitions remains in reserves as total remediation is not complete. No environmental compliance proceedings are pending with respect to any of these sites.

The Washington State Department of Ecology named GMT, along with a number of other parties, as Potentially Liable Parties (“PLPs”) for a site referred to as Tacoma Metals. GMT operated on this site under a lease until 1982. The property owner and current operator have taken the lead role in performing a RI/FS for the site. The Company’s previously recorded environmental liabilities include an estimate of the Company’s potential liability at this site.

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

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2006 AND 2005

Auto Parts Business
From fiscal 2003 through the first quarter of fiscal 2006, the Company completed four acquisitions of businesses in the Auto Parts Business segment. At the time of each acquisition, the Company conducted an environmental due diligence investigation related to locations involved in the acquisition. As a result of the environmental due diligence investigations, the Company recorded a reserve for the estimated cost to address certain environmental matters. The reserve is evaluated quarterly according to the Company policy. On May 31, 2006, environmental reserves for the Auto Parts Business aggregated $18.7 million, which includes an environmental reserve for the GreenLeaf acquisition. No environmental compliance proceedings are pending with respect to any of these sites.

Other Contingencies
The Company had a past practice of making improper payments to the purchasing managers of customers in Asia in connection with export sales of recycled ferrous metals. The Company stopped this practice after it was advised in 2004 that it raised questions of possible violations of U.S. and foreign laws. Thereafter, the Audit Committee was advised and conducted a preliminary compliance review. On November 18, 2004, on the recommendation of the Audit Committee, the Board of Directors authorized the Audit Committee to engage independent counsel and conduct a thorough, independent investigation. The Board of Directors also authorized and directed that the existence and the results of the investigation be voluntarily reported to the U.S. Department of Justice (“DOJ”) and the SEC, and that the Company cooperate fully with those agencies. The Audit Committee notified the DOJ and the SEC of the independent investigation, engaged outside counsel to assist in the independent investigation, and instructed outside counsel to fully cooperate with the DOJ and the SEC and to provide those agencies with the information obtained as a result of the independent investigation. On August 23, 2005, the Company received from the SEC a formal order of investigation related to the independent investigation. The Audit Committee is continuing its independent investigation. The Company, including the Audit Committee, continues to cooperate fully with the DOJ and the SEC. The investigations by the Audit Committee, the DOJ and the SEC of the Company’s past practice of making improper payments are not expected to affect the Company’s previously reported financial results. However, the Company expects to enter into agreements with the DOJ and the SEC to resolve the above-referenced matters and believes that it is probable that the DOJ and SEC will impose penalties on, and require disgorgement of certain profits by, the Company as a result of their investigations.  The Company originally estimated that the total amount of these penalties and disgorgement would be within a range of $11.0 million to $15.0 million, and in the first fiscal quarter of 2006 the Company established a reserve totaling $11.0 million in connection with this estimate. During the third quarter of fiscal 2006, the Company determined that the monetary component of the settlement of the investigation, including pre-judgment interest, will be at the high end of the range and has therefore accrued an additional reserve of $4.0 million pending finalization of the settlement. The precise terms of any agreements to be entered into with the DOJ and the SEC, however, remain under discussion with these two agencies. The Company, therefore, cannot predict with certainty the final outcome of the aforementioned investigations or whether the Company or any of its employees will be subject to any additional remedial actions following completion of these investigations.

Note 6 - Long Term Debt:

On November 8, 2005, the Company entered into an amended and restated unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The agreement provides for a five-year, $400.0 million revolving credit facility loan maturing in November 2010. The agreement prior to restatement provided for a $150.0 million revolving credit facility maturing in May 2006. Interest on outstanding indebtedness under the restated agreement is based, at the Company’s option, on either LIBOR plus a spread of between 0.625% and 1.25%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.15% and 0.25% based on a pricing grid tied to the Company’s leverage ratio. As of May 31, 2006, the Company had borrowings

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2006 AND 2005

outstanding under the credit facility of $90.0 million. The Company also has an additional unsecured credit line, which was increased on March 1, 2006, by $5.0 million to $15.0 million. Interest on outstanding indebtedness under the unsecured line of credit is set by the bank at the time of borrowing. The credit available under this agreement is uncommitted, and as of May 31, 2006, the Company had $8.0 million outstanding under the agreement. Both credit agreements contain various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. One of the representations provided by the Company at the time of each borrowing under the credit agreements is that its quarterly financial statements have been prepared in accordance with GAAP. The Company recently disclosed an error regarding the interpretation and application of ARB 51 and FAS 141, and that the condensed consolidated statements of operations contained in the financial statements included in the Company’s Quarterly Report on Form 10-Q for the fiscal 2006 first quarter ended November 30, 2005 (the “First Quarter 10-Q”) and Quarterly Report on Form 10-Q for the fiscal 2006 second quarter ended February 28, 2006 (the “Second Quarter 10-Q”) should no longer be relied on because of the need to restate certain items set forth therein. Subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the fiscal 2006 first quarter ended November 30, 2005, and continuing until the Company on July 10, 2006 amendments on Form 10-Q/A for the fiscal 2006 first and second quarters, this representation was incorrect. The Company requested and received from the lenders a waiver of any defaults or events of default under both agreements relating to the incorrect representation. As of May 31, 2006, the Company was in compliance with all other covenants, representations and warranties.

Note 7 - Related Party Transactions:

The Company leases its administrative offices under an operating lease from Schnitzer Investment Corp. (“SIC”), a Schnitzer family-controlled business engaged in real estate. The current lease expires in 2015, and the annual rent commitment was $0.4 million in fiscal 2005 and is $0.5 million in fiscal 2006.

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

Thomas D. Klauer, Jr., President of the Company’s Auto Parts Business, is the sole shareholder of a corporation that is the 25% minority partner in a partnership with the Company that operates four Pick-N-Pull stores in Northern California. Mr. Klauer’s 25% share of the profits of this partnership totaled $0.4 million and $0.5 million in the third fiscal quarter of 2006 and 2005, respectively, and $1.0 million and $1.2 million for the nine months ended May 31, 2006 and 2005, respectively. Mr. Klauer also owns the property at one of these stores which is leased to the partnership under a lease providing for annual rent of $0.2 million, subject to annual adjustments based on the Consumer Price Index, and a term expiring in December 2010. The partnership has the option to renew the lease, upon its expiration, for a five-year period.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2006 AND 2005

Note 8 - Stock Incentive Plan:

The Company has adopted the 1993 Stock Incentive Plan (“Plan”) for its employees, consultants, and directors. Pursuant to the provisions of the Plan, as amended, the Company is authorized to issue up to 7,200,000 shares of Class A Common Stock for any awards issued under the Plan. At the 2006 Annual Meeting of Shareholders held on January 30, 2006, the Company’s shareholders approved amendments to the Plan to (a) authorize the grant of performance-based long-term incentive awards (“performance-based awards”) under the Plan that would be eligible for treatment as performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986 and (b) increase the per-employee limit on grants of options and stock appreciation rights under the Plan from 100,000 shares to 150,000 shares annually. The amendments did not include any increase in the number of shares reserved for issuance under the Plan.

Adoption of Statement of Financial Accounting Standards 123(R), “Share-Based Payments (revised 2004)” (“SFAS 123(R)”). Effective September 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123(R), which requires the recognition of the fair value of stock-based compensation in net income. The Company elected to utilize the modified prospective transition method for adopting SFAS 123(R), and therefore, has not restated the results of prior periods. Under this transition method, compensation expense based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation” for all stock-based compensation awards granted prior to, but not yet vested as of September 1, 2005, is being recognized in the Company’s condensed consolidated statements of operations in the periods after the date of adoption. Stock-based compensation expense for all share-based payment awards granted after September 1, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). For stock options, the Company recognizes compensation expense, net of a forfeiture rate, on a straight-line basis over the requisite service period of the award, which is generally the five-year vesting term for stock options and the three-year performance period for performance-based shares. The Company estimated the forfeiture rate based on its historical experience during the preceding five fiscal years.

Prior to September 1, 2005, the Company accounted for the Plan under the intrinsic value method described in Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company, applying the intrinsic value method, did not record stock-based compensation cost in its condensed consolidated statements of operations because the exercise price of its stock options equaled the market price of the underlying stock on the date of grant. The Company provided pro forma disclosure amounts in accordance with SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

The provisions in SFAS 123(R) specifically requires the continued disclosures of the pro forma information for any reporting period presented, during which any of the awards under share-based payments arrangements are accounted for under the intrinsic value method of APB 25. The following table illustrates the effect on net income and basic and diluted net income per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to its share-based payments (in thousands except for per share and footnote (1) amounts):

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2006 AND 2005

	For the Three Months Ended May 31, 2005		For the Nine Months Ended May 31, 2005
Reported net income	$33,508		$112,425
Add: Stock-based compensation costs included in reported net income, net of tax	216		667
Deduct: Total stock-based employee compensation income(expense) under fair value based method for all awards, net of tax	33	(1)	(301)	(1)

Pro forma net income	$33,757		$112,791

Reported basic income per share	$1.10		$3.70
Pro forma basic income per share	$1.11		$3.71

Reported diluted income per share	$1.08		$3.61
Pro forma diluted income per share	$1.08		$3.62

(1)
Included in the total stock-based employee compensation expense for the three and nine month periods ended May 31, 2005, respectively, under fair value based method, net of taxes, is the adjustment to reduce proforma stock compensation expense by $240,000 for 221,000 shares of stock options forfeited by a former executive.

As a result of adopting SFAS 123(R), the Company’s income before taxes and minority interests for the three and nine months ended May 31, 2006 was lower by $0.6 million and $2.0 million, respectively. Similarly, the Company’s net income for the three and nine months ended May 31, 2006 was lower by $0.4 million and $1.2 million, respectively, than the amounts that would have been reported by the Company had it continued to account for stock-based compensation under APB 25. No compensation costs associated with share-based payments has been capitalized as part of the cost of an asset as of May 31, 2006. The impact on both basic and diluted net income per share for the three months ended May 31, 2006 was $0.01 per share, and the impact on both basic and diluted net income per share for the nine months ended May 31, 2006 was $0.04 per share.

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

Prior to the adoption of SFAS 123(R), the Company presented the tax benefits from employee stock option plan as operating cash flows. Upon the adoption of SFAS 123(R), tax benefits in excess of the compensation expense recognized for those options are classified as financing cash flows.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2006 AND 2005

Stock Options
Under the Plan, stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant at the sole discretion of the Board of Directors. Generally, stock options vest ratably over a five-year period from the date of grant and have a contractual term of ten years. The fair value of each option grant under the Plan was estimated at the date of grant using the Black-Scholes Option Pricing Model (“Black-Scholes”), which utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield, and employee exercise behavior. Expected volatilities utilized in the model are based on the historical volatility of the Company’s stock price. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The expected lives of the grants are based on historical exercise patterns and post-vesting termination behavior.

As described above, the fair value of stock options granted during the periods was determined using the Black-Scholes with the following assumptions:

	For the Three Months Ended		For the Nine Months Ended
	May 31		May 31
	2006	2005(1)	2006	2005

Risk-free interest rate - stock options	4.99%	N/A	4.44%	3.85%
Dividend yields	1.00%	N/A	1.00%	1.00%

Weighted-average expected life of stock options	6.09	N/A	6.24	7.00
Volatility - stock options	45%	N/A	47%	44%
Weighted-average fair value of options granted during the periods	$18.22	N/A	$15.85	$13.03

(1)	The Company did not grant any stock option awards during the three months ended May 31, 2005.

Option activity under the Plan as of May 31, 2006 and changes during the nine months ended May 31, 2006 were as follows:

	Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at August 31, 2005	1,017	$12.58
Options granted	182	33.95
Options exercised	(388)	7.24
Options canceled	(107)	9.88

Outstanding at May 31, 2006	704	$21.46	7.7	$10,132

Exercisable at May 31, 2006	202	$14.41	6.4	$4,335

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2006 AND 2005

As of May 31, 2006, the total number of unvested stock options was 502,000 shares. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their options on May 31, 2006. Aggregate intrinsic value was calculated as the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options. Total intrinsic value of stock options exercised was $7.8 million and $11.1 million for the three and nine months ended May 31, 2006.

The Company recognized compensation expense associated with stock options of $0.4 million and $1.4 million for the three and nine months ended May 31, 2006.

As of May 31, 2006, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $4.8 million. The weighted-average remaining requisite service period of the non-vested stock options was 30 months.

Cash received from option exercises for the three and nine months ended May 31, 2006 was $1.9 million and $2.8 million, respectively.

The tax benefits realized from the option exercises of the share-based payment awards for the three and nine months ended May 31, 2006 was $3.2 million and $3.8 million, respectively.

Prior to fiscal 2006, the Company recognized a liability and recorded compensation expense due to accelerating the vesting period on stock options for a retiring employee. In fiscal 2006, the employee exercised these options and the Company recorded additional paid-in capital of $1.1 million.

Long-Term Incentive Plan
Subject to shareholder approval of the proposed amendments to the Plan, on November 29, 2005 the Company’s Compensation Committee approved performance-based awards under the Plan and the entry by the Company into Long-Term Incentive Award Agreements evidencing those awards. Shareholder approval of the Plan amendments on January 30, 2006 satisfied the condition to the effectiveness of the awards. The Compensation Committee approved additional awards on the same terms to two executive officers and one officer in a division on January 30, 2006 and April 28, 2006, respectively.

The Compensation Committee established a series of performance targets, which include the Company’s total shareholder return (“TSR”) for the performance period relative to the S&P 500 Industrials (weighted at 50%) (“TSR Awards”), the operating income per ton of the Company’s Metals Recycling Business for the performance period (weighted at 16⅔%), the number of EVA positive stores of the Auto Parts Business for the last year of the performance period (weighted at 16⅔%), and the man hours per ton of the Steel Manufacturing Business for the performance period (weighted at 16⅔%), corresponding to award payouts ranging from 25% to 300% of the weighted portions of the target awards (“Performance Awards,” collectively). For participants who work exclusively in one business segment, the awards are weighted 50% on the performance measure for their segment and 50% on total shareholder return. A participant generally must be employed by the Company on the October 31 following the end of the performance period to receive an award payout, although pro-rated awards will be paid if employment terminates earlier on account of death, disability, retirement, termination without cause after the first year of the performance period, or a sale of the Company or the business segment for which a participant works. Awards will be paid in the Company’s Class A Common Stock as soon as practicable after the October 31 following the end of the performance period.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2006 AND 2005

The fair value of Performance Awards granted during the periods was determined by multiplying the total number of shares expected to be issued by the Company’s closing stock price as of the date of the grant and is being recognized over the requisite service period of 2.9 years. The weighted average fair value of Performance Awards granted during the three and nine months ended May 31, 2006 was $39.33 and $34.27, respectively. Weighted average expected life of Performance Awards granted during the three and nine months ended May 31, 2006 was 2.8 years and 2.9 years, respectively.

The fair value of TSR Awards granted during the periods was determined using a Monte Carlo simulation model with the following assumptions:

	For the Three Months Ended May 31, 2006	For the Nine Months Ended May 31, 2006
Risk-free interest rate	5.00%	5.00%
Dividend yields	0.20%	0.20%
Weighted-average expected life	2.8 years	2.9 years
Volatility	.50%	.50%
Weighted-average fair value of TSR performance component of the LTIP granted during the period	$52.04	$52.04

In accordance with the provisions of SFAS 123(R), the fair value of TSR Awards, which involve market conditions as defined in SFAS 123(R), is determined as of the date of grant. Accordingly, the Company will adjust previously recognized compensation expense only if the requisite service period is not rendered.

LTIP award activity under the Plan as of and during the nine months ended May 31, 2006 is as follows:

	Nine Months Ended May 31, 2006
	LTIP Awards (in thousands)	Weighted-Average Fair Value
Outstanding at August 31, 2005	—	$—
LTIP awards granted	100	$43.15
LTIP awards converted	—	$—
LTIP awards canceled	(2)	$43.25
Outstanding at May 31, 2006	98	$43.15

Compensation expense associated with Performance Awards for the three and nine months ended May 31, 2006 was calculated assuming all performance targets were met. The total compensation expense associated with Performance Awards and TSR Awards amounted to $0.2 million and $0.6 million for the three and nine months ended May 31, 2006, respectively.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2006 AND 2005

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

•
The assumed discount rate is used to discount future benefit obligations back to current dollars. The U.S. discount rate is as of the measurement date of December 31, 2005. This rate is sensitive to changes in interest rates. A decrease in the discount rate would increase the Company’s obligation and expense;

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

Defined Benefit Pension Plan
The Company maintains a defined benefit pension plan for certain non-union employees.  The components of net periodic pension benefit cost are (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2006	2005	2006	2005

Service cost	$427	$296	$1,121	$824
Interest cost	243	181	640	504
Expected return on plan assets	(302)	(222)	(795)	(618)
Amortization of past service cost	1	1	3	3
Recognized actuarial loss	74	52	194	143
Net periodic pension benefit cost	$443	$308	$1,163	$856

The Company expects to contribute $1.5 million to its defined benefit pension plan for the year ending August 31, 2006. During the quarter ended May 31, 2006, the Company contributed $0.5 million to the defined benefit pension plan. The Company typically makes annual contributions to the plan after it receives the annual actuarial valuation report. These payments are typically made in the Company’s third and fourth fiscal quarters.

As of May 16, 2006, the Company formally made the decision to cease benefits in, or freeze the defined benefit pension plan, with an effective date of June 30, 2006. The defined benefit plan freeze qualifies as a plan curtailment under Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination of Benefits” (“SFAS 88”). In accordance with SFAS 88, the Company recognized a slight curtailment loss equal to the unrecognized prior service cost associated with the years of service no longer expected to be rendered as the result of the curtailment.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2006 AND 2005

Defined Contribution Plans
The Company has several defined contribution plans covering non-union employees. Company contributions to the defined contribution plans were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2006	2005	2006	2005

Plan costs	$440	$294	$1,522	$803

Multiemployer Pension Plans
In accordance with collective bargaining agreements, the Company contributes to multiemployer pension plans. Company contributions were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2006	2005	2006	2005

Plan contributions	$936	$713	$2,296	$2,049

The Company is not the sponsor or administrator of these multiemployer plans. Contributions were determined in accordance with provisions of negotiated labor contracts. The Company is unable to determine its relative portion of or estimate its future liability under the plans.

The Company learned during fiscal 2004 that the multiemployer plan for the Steel Manufacturing Business would not meet Employee Retirement Income Security Act of 1974 minimum funding standards for the plan year ended September 30, 2004. The trustees of that plan have applied to the Internal Revenue Service (“IRS”) for certain relief from this minimum funding standard. The IRS has tentatively responded, indicating a willingness to consider granting the relief provided the plan’s contributing employers, including the Company, agree to increased contributions. The increased contributions are estimated to average 6% per year, compounded annually, until the plan reaches the funding status required by the IRS. These increases would be based on the Company’s current contribution level to the plan of approximately $1.7 million per year. Based on commitments from the majority of employers participating in the plan to make the increased contributions, the plan trustees have proceeded with the relief request and are awaiting formal approval from the IRS.

Absent relief by the IRS, the plan’s contributing employers will be required to make additional contributions or pay an excise tax that may equal or exceed the full amount of the funding deficiency. The Company estimated its share of the required additional contribution for the 2004 plan year to be approximately $1.1 million and accrued for such amount in fiscal 2004. The Company did not accrue additional amounts for fiscal 2005 or through the third quarter of fiscal 2006, based on the Company’s belief that it is probable the IRS will grant relief.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2006 AND 2005

Note 10 - Segment Information:

The Company operates in three industry segments: metal processing, recycling and trading (“Metals Recycling Business”), self-service and full-service used auto parts sales (“Auto Parts Business”), and mini-mill steel manufacturing (“Steel Manufacturing Business”). Additionally, the Company is a partner in joint ventures that are suppliers of unprocessed metals and, prior to October 1, 2005, other joint ventures in the metals recycling business. In prior fiscal years, the Company considered these joint ventures to be separate segments because they were managed separately. These joint ventures were accounted for using the equity method. As such, the operating information related to the joint ventures is shown separately from consolidated information, except for the Company’s equity in the net income of, investments in and advances to the joint ventures. Additionally, assets and capital expenditures are not shown for the joint ventures, as management does not use that information to allocate resources or assess performance. The Company does not allocate to its operating segments corporate interest income and expense, income taxes, or other income and expenses related to corporate activity.

Revenues from external customers and from intersegment transactions for the Company’s consolidated operations are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2006	2005	2006	2005
Metals Recycling Business	$383,133	$166,556	$919,543	$463,168
Auto Parts Business	58,237	30,980	154,141	78,814
Steel Manufacturing Business	104,052	91,351	282,743	228,193
Intersegment revenues	(39,849)	(46,196)	(106,341)	(112,777)
Consolidated revenues	$505,573	$242,691	$1,250,086	$657,398

The Company’s income before income taxes is as follows (in thousands):

	For the Three Months Ended			For the Nine Months Ended
	May 31,			May 31,
	2006	2005		2006		2005
Metals Recycling Business	$33,441	$27,441		$66,040	(1)	$92,985 (3)
Auto Parts Business	7,767	8,092		19,139		22,044
Steel Manufacturing Business	21,051	13,408		53,367		31,526
Joint Ventures	—	11,152	(2)	—		47,821 (2)
Segment operating income	62,259	60,093		138,546		194,376
Corporate expense	(12,808)	(5,894)		(41,273)		(14,493)
Intercompany eliminations	(141)	430		1,144		(1,994)
Operating income	49,310	54,629		98,417		177,889
Other income (expense)	882	151		56,268		(200)
Income before income taxes	$50,192	$54,780		$154,685		$177,689

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2006 AND 2005

The Company’s assets are as follows (in thousands):

	As of May 31,
	2006	2005
Metals Recycling Business	$519,834	$187,604
Auto Parts Business	299,087	187,908
Steel Manufacturing Business	137,794	144,103
Joint Ventures	—	184,942
Total segment assets	956,715	704,557
Corporate expense	243,715	195,356
Intercompany eliminations	(233,846)	(190,455)
Total assets	$966,584	$709,458

(1)
The Company elected to consolidate the results of two of the businesses acquired through the HNC separation and termination agreement as though the transaction had occurred at the beginning of fiscal 2006 instead of the date of acquisition. The increases in revenues and operating income that resulted from the election were offset in the statement of operations by pre-acquisition interests, net of tax. See Note 4 to the condensed consolidated financial statements.

(2)
As a result of the HNC joint venture separation and termination, the Joint Venture segment was eliminated and the results for the two entities acquired in this transaction that the Company is now managing, in which the Company had a previous interest, were consolidated into the Metals Recycling Business as of the beginning of fiscal 2006. Included in the Joint Venture segment for fiscal 2005 is estimated operating income (loss) for these two businesses of $(1,534) and $10,281 for the three and nine months ended May 31, 2006, respectively.

(3)	Includes $8,225 of environmental expenses related to the Hylebos Waterway project for the nine months ended May 31, 2005, respectively. See Note 5 to the condensed consolidated financial statements.

Note 11 - Subsequent Events:

At a special meeting of shareholders held on June 7, 2006, the Company’s shareholders approved an amendment and restatement of the Company’s Restated Articles of Incorporation of the Company (the “Restated Articles”).

The Restated Articles make a number of changes that enhance the Company’s ability to resist coercive or unfair attempts to take or unduly influence control of the Company including, among other things:
•	a provision that increases the shareholder ownership required to call a special meeting of shareholders from 10% to 25% of the eligible votes;
•	a provision that only incumbent directors may fill vacancies on the Board of Directors, regardless of the cause of the vacancy;
•
a provision that the Board of Directors be classified into three classes of directors, with only one class elected at each annual meeting of shareholders, mirroring the provision contained in the Company’s restated bylaws; and

•
a provision that requires approval by 80% of the votes entitled to be cast for any amendments to any provisions of Article V of the Restated Articles, which is the article that provides for, among other things, the classification of the Board of Directors.

The Restated Articles also include a number of technical amendments, including a provision that revises the restrictions on the issuance of Class B Common Stock to make clear that the issuance of Class B Common Stock, upon exercise of the preferred share purchase rights, is permitted.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

The Company has restated its condensed consolidated statement of cash flows for the nine months ended May 31, 2005. See Note 1 to the condensed consolidated financial statements for additional details. All amounts in the following discussion have been restated where necessary for the effect of the restatement.

General

Schnitzer Steel Industries, Inc. (the “Company”) operates in three vertically integrated business segments consisting of metals processing, recycling and trading (“Metals Recycling Business”), self-service and full-service used auto parts sales (“Auto Parts Business”), and mini-mill steel manufacturing (“Steel Manufacturing Business”). The Metals Recycling Business collects, processes and recycles metals by operating one of the largest metals recycling businesses in the United States. The Auto Parts Business operates as Pick-N-Pull, which the Company believes is one of the country’s leading self-service used auto parts networks, and as GreenLeaf, which the Company acquired in September 2005 and positions the Company in the full-service used auto parts market. The Auto Parts Business is also a supplier of auto bodies to the Metals Recycling Business, which processes the auto bodies into sellable recycled metal. The Company continues to increase value from vertical integration, which includes the Steel Manufacturing Business purchasing recycled metals from the Metals Recycling Business and other sources and using its mini-mill to process the recycled metals into finished steel products. As a result of its vertical integration, the Company is able to transform auto bodies and other unprocessed metals into finished steel products.

Metals Recycling Business
The Company operates one of the largest metals recycling businesses in the United States. The Company buys, processes, and sells ferrous metals to foreign and domestic steel producers, including its Steel Manufacturing Business, and nonferrous metals to both the domestic and export markets. In addition, the Metals Recycling Business engages in the metals trading business by purchasing processed metals from other recycled metals processors for shipment to either the Steel Manufacturing Business or third party customers without further processing.

On September 30, 2005, the Company and Hugo Neu Corporation (“HNC”) closed a transaction to separate and terminate their metals recycling joint venture relationships. As a result of this transaction, in addition to its existing recycling operations in Northern California, Washington and Oregon, the Company acquired recycling operations in the Northeast and Hawaii. The Company also acquired full ownership of a metals trading business which purchases metals in parts of Russia and the Baltic region, which the Company operates through its wholly-owned subsidiary, Schnitzer Global Exchange Corp. (“Global Trading”). On October 31, 2005, the Company also purchased substantially all of the assets of Regional Recycling LLC (“Regional”), which operates nine metals recycling facilities in Georgia and Alabama and gives the Company a significant presence in the growing market in the Southeastern United States. Regional processes ferrous and nonferrous scrap metals without the use of shredders. For additional details concerning the HNC joint venture separation and termination and the Regional acquisition, see “Acquisitions and Transactions” below and Note 4 to the condensed consolidated financial statements.

Auto Parts Business
The Auto Parts Business operates as Pick-N-Pull and GreenLeaf in the United States and Canada. The Company believes Pick-N-Pull is one of the country’s leading self-service used auto parts networks. The Auto Parts Business purchases used and salvaged vehicles, sells used parts from those vehicles through its retail stores and wholesale operations, and sells the remaining portion of the vehicles to metal recyclers, including the Company’s

SCHNITZER STEEL INDUSTRIES, INC.

Metals Recycling Business. Until September 30, 2005, the Auto Parts Business consisted of a network of Pick-N-Pull self-service used auto parts stores in ten states and two Canadian provinces. These stores are self-service in that customers remove used auto parts from vehicles in inventory. On September 30, 2005, the Company acquired GreenLeaf, which is engaged in the business of full-service used auto parts sales, primarily to commercial customers such as collision and mechanical repair shops. The acquired GreenLeaf locations are in Arizona, Florida, Georgia, Illinois, Massachusetts, Nevada, North Carolina, Ohio, Virginia and Texas. This acquisition significantly increased the presence of the Auto Parts Business in the Southern, Eastern and Midwestern United States and represents the Company’s initial venture into the commercial full-service segment of the recycled auto parts market. In full-service facilities, professional staff members dismantle, test and inventory individual parts, which are then delivered to businesses or wholesale customers. Full-service stores also generally maintain newer cars in inventory than self-service stores. The Company is in the process of integrating GreenLeaf’s operations into Pick-N-Pull. Management has identified several GreenLeaf stores for conversion to self-service stores; others will combine both full-service and self-service, and some will remain exclusively full-service. As of May 31, 2006, two of the acquired GreenLeaf locations have been closed, two have been converted to self-service locations and three additional locations will undergo conversion during the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007. In addition, three of the locations serve as sales and distribution offices. As of May 31, 2006, GreenLeaf operated its full-service used auto parts sales business in three wholesale sales and distribution offices and 15 commercial locations throughout the United States. For additional details concerning the GreenLeaf acquisition, see “Acquisitions and Transactions” below and Note 4 to the condensed consolidated financial statements.

Steel Manufacturing Business
The Steel Manufacturing Business purchases recycled metals from the Metals Recycling Business and other sources and uses its mini-mill to process the recycled metals into finished steel products, including steel reinforcing bar (“rebar”), wire rod, merchant bar, coiled rebar and other specialty products.

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

•
Prolerized New England Company and Subsidiaries (“PNE”), which comprised the joint ventures’ various interests in the Northeast processing and recycling operations that primarily operate in Massachusetts, New Hampshire, Rhode Island and Maine;

•	THS Recycling LLC, dba Hawaii Metal Recycling Company (“HMR”), a Hawaii metals recycling business that was previously owned 100% by HNC;
•	A payment received from HNC of $36.6 million in cash, net of debt paid, subject to post-closing adjustments.

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

SCHNITZER STEEL INDUSTRIES, INC.

As described above, the separation resulted in the exchange of the joint venture interests, as well as cash and other assets, to provide for an equitable division. The agreement provides for potential purchase price adjustments based on the closing date working capital of HMR as well as the joint ventures’ ending balances. The Company is in the process of determining whether any purchase price adjustments are necessary.

On October 31, 2005, the Company purchased substantially all of the assets of Regional for $65.5 million in cash and the assumption of certain liabilities.

On March 21, 2006 the Company purchased the 40% minority interest in its Metals Recycling LLC, Rhode Island metals recycling subsidiary. The purchase price of $25.3 million was paid in cash. See Note 4 to the condensed consolidated financial statements for further information regarding this acquisition.

Auto Parts Business. On September 30, 2005, the Company acquired GreenLeaf, five properties previously leased by GreenLeaf and certain GreenLeaf debt obligations. The total purchase price for the acquisition was $44.5 million, subject to post-closing adjustments. As expected, this acquisition has had a modestly dilutive effect on operating income during the first two quarters of fiscal 2006 as the Company integrated GreenLeaf’s operations into Pick-N-Pull, closed underperforming operations and converted certain stores to self-service locations.

Management believes that the HNC joint venture separation and termination and the Regional and GreenLeaf acquisitions position the Company well as it continues to execute its growth strategy. The consideration for these acquisitions was funded by the Company’s cash balances and borrowings under its bank credit facility. The Company has recorded estimated environmental liabilities as a result of due diligence performed in connection with these acquisitions. See Note 5 to the condensed consolidated financial statements for further information regarding environmental and other contingencies.

Results of Operations

The Company’s revenues and operating results by business segment are summarized below (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2006	2005	2006	2005
REVENUES:
Metals Recycling Business: (1)
Ferrous revenues:
Processing	$207,369	$130,844	$542,486	$391,322
Trading	89,600	—	201,599	—
Nonferrous revenues	84,603	19,440	170,432	52,037
Other revenues	1,561	16,272	5,026	19,809
Total revenues	383,133	166,556	919,543	463,168

Auto Parts Business (1)	58,237	30,980	154,141	78,814
Steel Manufacturing Business	104,052	91,351	282,743	228,193
Intercompany revenue eliminations	(39,849)	(46,196)	(106,341)	(112,777)
Total revenues	$505,573	$242,691	$1,250,086	$657,398

SCHNITZER STEEL INDUSTRIES, INC.

OPERATING INCOME:
Metals Recycling Business: (1)
Processing	$32,889	$27,441	$66,003	$92,985 (3)
Trading	552	—	37	—
Auto Parts Business (1)	7,767	8,092	19,139	22,044
Steel Manufacturing Business	21,051	13,408	53,367	31,526
Joint Ventures (2)	—	11,104	—	47,821
Total segment operating income	62,259	60,045	138,546	194,376
Corporate expense	(12,808)	(5,846)	(41,273)	(14,493)
Intercompany profit eliminations	(141)	430	1,144	(1,994)
Total operating income	$49,310	$54,629	$98,417	$177,889

NET INCOME	$30,205	$33,508	$92,855	$112,425

(1)
The Company elected to consolidate the results of two of the businesses acquired through the HNC separation and termination agreement, as though the transaction had occurred at the beginning of the 2006 fiscal year instead of the date of acquisition. The increases in revenues and operating income that resulted from the election were offset in the statement of operations by pre-acquisition interests, net of tax. See Note 4 to the condensed consolidated financial statements.

(2)
As a result of the HNC joint venture separation and termination, the Joint Venture segment was eliminated and the results for the two entities acquired in this transaction, in which the Company had a previous interest, were consolidated into the Metals Recycling Business as of the beginning of fiscal 2006.

(3)	Includes $8,225 of environmental expenses related to the Hylebos Waterway project for the nine months ended May 31, 2005, respectively. See Note 5 to the condensed consolidated financial statements.

SCHNITZER STEEL INDUSTRIES, INC.

The following table summarizes certain selected operating data for the Company:

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2006	2005	2006	2005
METALS RECYCLING BUSINESS:
Average Ferrous Recycled Metal Sales Prices ($/LT) (1)
Domestic	$215	$222	$209	$221
Export	206	237	201	243
Total Processing	210	231	204	236
Trading	222	—	211	—

Ferrous Processing Sales Volume (LT, in thousands)
Steel Manufacturing Business	175	190	477	459
Domestic	176	17	393	43
Export	535	289	1,477	941
Total	886	496	2,347	1,443

Ferrous Trading Sales Volumes (LT, in thousands)	351	—	812	—

Nonferrous Sales Volumes (pounds, in thousands)	91,610	33,600	213,445	93,900

STEEL MANUFACTURING BUSINESS:
Average Sales Price ($/ton) (1)	$523	$510	$521	$519

Finished Steel Products Sold (tons, in thousands)	190	172	521	423

AUTO PARTS BUSINESS:
Number of Self-Service Locations at End of Quarter	32	30	32	30
Number of Full-Service Locations at End of Quarter	18	—	18	—

(1)	Price information is shown after a reduction for the cost of freight incurred to deliver the product to the customer and customer discounts.

General. During the first quarter of fiscal 2006, the Company added significant new operations to its Metals Recycling and Auto Parts Businesses through the separation and termination of its joint ventures with HNC and the acquisitions of Regional and GreenLeaf. As a result of these acquisitions, the Company’s revenues have nearly doubled compared with the first three quarters of the last fiscal year. The Company continues to focus on key areas that management can control, such as lowering operating cost, integrating acquisitions, maximizing the value from vertical integrations and increasing inventory turns. The Company began the process of integrating the newly acquired businesses into its existing operations during the first quarter of fiscal 2006 and continued its efforts through the third quarter of fiscal 2006. The Company also continues a major capital spending program to upgrade and replace infrastructure and equipment. The recent acquisitions and capital improvements are expected to provide long-term benefits, although management expects they will result in some short-term disruption to operations.

SCHNITZER STEEL INDUSTRIES, INC.

For the third consecutive quarter, results for the Steel Manufacturing Business were at record levels. Operating income continued to improve primarily as a result of customer demand remaining strong due to the increase in construction on the West Coast. Operating income for the Steel Manufacturing Business improved quarter over quarter compared with last year due to strong demand, price increases across most product lines in conjunction with lower cost of goods sold, partially caused by a continued reduction in melt shop conversion costs. The Auto Parts Business showed slightly lower operating income for the third quarter as compared to the same period last year, primarily due to strong demand for scrap metal increasing the purchase price of vehicles, resulting in rising cost of goods sold. Operating income increased for the Metals Recycling Business over the third quarter last year as the acquisitions completed in the first quarter of fiscal 2006 led to increased sales volumes, which were offset by lower selling prices and higher purchase costs for unprocessed metal.

As a result of the HNC joint venture separation and termination, the Joint Venture segment was eliminated and the results for the two entities acquired in this transaction in which the Company had a previous joint venture interest were consolidated into the Metals Recycling Business as of the beginning of fiscal 2006. Beginning in October 2005, the average operating margins for the Metals Recycling Business were impacted by Global Trading, the Company’s new trading business, which has different characteristics and produces lower operating margins than the processing and recycling business. Additionally, the Northeast processing and recycling operations acquired in the HNC transaction operate in a highly competitive market for the purchase of raw materials and are expected to have lower operating margins as compared to the Company’s historical West Coast processing and recycling operations.

The Company’s results of operations depend in large part on demand and prices for recycled metals in world markets and steel products in the United States. In particular, the fluctuations of prices for recycled ferrous metals have a significant impact on the results of operations for the Metals Recycling Business and to a lesser extent on the Auto Parts Business. Beginning in fiscal 2004 and continuing into the first three quarters of fiscal 2005, strong world wide demand combined with a tight supply of recycled metals created significant price volatility and drove the Metals Recycling Business’ average selling prices to unprecedented highs. Average selling prices for recycled ferrous metals declined in the fourth quarter of fiscal 2005 due to the unsettled Asian markets and continued to decline in the first two quarters of fiscal 2006 with a modest rebound in the third quarter of fiscal 2006. However, even with these recent conditions, operating margins for the Metal Recycling Business remain strong from a historical perspective, due to a finite supply of scrap metal and firm world wide demand for scrap metal and finished steel products.

Revenues for the wholesale product lines of both the full-service and self-service Auto Parts Business are principally affected by commodity metal prices. The strong domestic markets continue to support high purchase prices for vehicles which results in higher costs of goods sold for the Auto Parts Business. Business at the self-service auto-parts stores is somewhat seasonal and affected by weather conditions and promotional events. Since the stores are open to the natural elements, during periods of prolonged wet, cold or extreme heat the retail business tends to slow due to the difficult working conditions for customers. As a result, the Company’s first and third fiscal quarters tend to generate the greatest retail sales for the self-service auto-parts stores and the second and fourth fiscal quarters the least.

Customer demand for steel products on the West Coast continues to be strong, and average selling prices for the Company’s Steel Manufacturing Business remain strong by historical standards, despite a continued increase in competition from imports.

SCHNITZER STEEL INDUSTRIES, INC.

Third Quarter Fiscal 2006 Compared to Third Quarter Fiscal 2005

Revenues. Consolidated revenues for the quarter ended May 31, 2006 increased $262.9 million, or 108%, from $242.7 million in the third quarter of fiscal 2005 to $505.6 million in the third quarter of fiscal 2006. Revenues for the third quarter of fiscal 2006 increased for all of the Company’s business segments. The Metals Recycling Business’ revenues increased, primarily as a result of the businesses acquired in the HNC separation and termination and the acquisition of Regional. Export shipments for the Metals Recycling Business in the third quarter remained higher than the lower levels experienced at the end of fiscal 2005 and into the first quarter of fiscal 2006, and demand for scrap metals in the world wide metals markets continues to be strong. Auto Parts Business revenues increased, primarily as a result of the acquisition of GreenLeaf in September 2005. Steel Manufacturing Business revenues increased primarily as a result of strong West Coast demand, which led to higher selling prices for finished steel products and higher sales volumes.

The Metals Recycling Business generated revenues of $383.1 million for the quarter ended May 31, 2006, before intercompany eliminations, an increase of $216.6 million, or 130%, over the same period of the prior year. This increase was caused by the higher sales volume provided by the newly acquired businesses, which added revenue of $252.4 million, and was partially offset by a $35.8 million decline in revenues from the Company’s historical West Coast processing and recycling operations, due to lower average net selling prices and lower volumes.

Ferrous revenues from the Company’s metals processing and recycling operations increased $76.5 million, or 58%, over the prior year third quarter, to $207.4 million. Total ferrous sales volume for the processing and recycling operations increased 737,000 tons, or 147%, over the prior year third quarter to 1,237,000 tons, which was largely due to the newly acquired businesses in the Southeastern and Northeastern United States and was partially offset by a decline in sales volume of 55,000 tons for the Company’s West Coast processing and recycling operations due to the timing of export shipments originally expected to be completed during the third quarter. The revenue increase caused by the volume increase was partially offset by a 9% decrease in the average net sales price over the prior year third quarter to $210 per ton for the Company’s processed metals operations. Sales to the Steel Manufacturing Business decreased 15,000 tons, or 8%, to 175,000 tons, while other domestic sales increased from 17,000 tons in the third fiscal quarter of 2005 to 176,000 tons in the same quarter of this year as a result of the Regional acquisition. The newly acquired metals trading operations of Global Trading contributed $89.6 million in revenues, based on sales of approximately 351,000 tons, for the third quarter of fiscal 2006.

Revenue from the Metals Recycling Business’ nonferrous metal sales increased $65.2 million, or 335%, over the prior year third quarter to $84.6, which resulted from both a $0.34, or 60%, increase in average net sales price to $0.91 per pound and an increase of 58.0 million pounds, or 173% in pounds shipped over the prior year third quarter. Total nonferrous shipped for the third fiscal quarter of 2006 was 91.6 million pounds.  The overall increase in sales price per pound resulted primarily from strong world wide demand for nonferrous metals, especially from Asia, and secondly due to the Regional acquisition, as Regional’s recycling operations produce a more valuable mix of nonferrous products. Nonferrous volumes increased due to a one-time impact of reducing the backlog of material which had built up in our Northeast operations, a change in the contract terms for our nonferrous shipments, and finally as a result of higher extraction of nonferrous materials from ferrous processing activities that produces a product known as zorba. The increase in pounds shipped was primarily due to the newly acquired processing and recycling businesses, which accounted for an additional 56.9 million pounds sold in the third quarter of fiscal 2006.

SCHNITZER STEEL INDUSTRIES, INC.

The Steel Manufacturing Business generated revenues of $104.1 million for the quarter ended May 31, 2006, an increase of $12.7 million, or 14%, over the prior year quarter. Sales volumes in the third fiscal quarter of 2006 reached 190,000 tons, an increase of 10% over the same period last year, primarily due to strong demand for coiled rebar, wire and certain merchant products as a result of increased construction on the West Coast. For the quarter ended May 31, 2006, the average net selling price increased $13 per ton, or 3%, to $523 per ton, over the same quarter in the prior year. The average net selling price in the third quarter 2006 increased across virtually all product lines as compared to the same period last year, although wire rod prices decreased due to competition from cheaper foreign imports. The increase in average selling price is due to a number of factors, including strong world wide demand for steel that allows the Company to pass through higher raw material costs to customers.

The Auto Parts Business generated revenues of $58.2 million, before intercompany eliminations, for the quarter ended May 31, 2006, an increase of $27.3 million, or 88%, over the same period of the prior year. The acquisition of GreenLeaf accounted for $24.7 million of the increase.

Cost of Goods Sold. Consolidated cost of goods sold for the quarter ended May 31, 2006 increased $233.8 million, or 127%, compared with the same period of the prior year. Cost of goods sold increased as a percentage of revenues from 76% to 83%.

Cost of goods sold for the Metals Recycling Business increased $202.8 million, or 151%, to $337.4 million compared to the third fiscal quarter of 2005. As a percentage of revenues, cost of goods sold increased compared with the prior year quarter from 81% to 88%. The change was primarily attributable to the businesses acquired through the HNC separation and termination and the acquisition of Regional Recycling. In addition, the Company is continuing its major capital improvement program to upgrade infrastructure and equipment in the newly acquired Northeast operations and throughout the Company to become more efficient and improve productivity. While Global Trading, the Company’s trading business, provides increased revenues, the corresponding cost of goods sold is higher as a percentage of revenues than the historical Metals Recycling Business because the Company does not process or otherwise add any additional processing value to the scrap metals it trades.

Cost of goods sold for the Auto Parts Business increased $19.4 million, or 104%, compared to the third fiscal quarter of 2005. As a percentage of revenues, cost of goods sold increased compared with the prior year quarter from 60% to 65%. The higher cost of goods sold was primarily due to increased operations as a result of the acquisition of GreenLeaf in September 2005. Cost of goods sold also increased due to strong demand for unprocessed metals that resulted in higher purchase costs for the self service business and because the full-service business typically purchases newer vehicles, which have higher purchase prices than the older model vehicles utilized by the self-service business.

Cost of goods sold for the Steel Manufacturing Business increased $4.7 million, or 6%, as compared to the third fiscal quarter of 2005. The overall increase in cost of goods sold was caused primarily by a 10% increase in sales volume. Cost of goods sold as a percentage of revenues declined compared with the prior year quarter from 84% to 79%. The Steel Manufacturing Business continues to see the benefits from the new furnace installed at its mini-mill last year, production incentives negotiated with the steelworkers union and other improvements in business practices, which have all contributed to reducing the per ton cost of goods sold. The Company utilizes various energy sources to operate its facilities. In particular, electricity and natural gas represented approximately 7% of the cost of steel manufactured by the Company’s Steel Manufacturing Business for the third quarter ended May 31, 2006. As a result of the increased production volumes, lower cost per ton of producing steel and lower average costs for raw materials purchased, along with the increase in the average sales price.

SCHNITZER STEEL INDUSTRIES, INC.

Selling, General and Administrative Expense.  Compared with the third quarter of fiscal 2005, selling, general and administrative expense for the same quarter this fiscal year increased $23.8 million, or 152%, to $39.4 million. As a percentage of revenues, selling, general and administrative expense increased by 2% from 6% to 8%. A significant portion of the increase over the same period in the prior year, $15.5 million, was attributed to the acquisitions that took place in the first quarter of fiscal 2006. Additionally, compensation costs increased approximately $1.2 million as the Company’s infrastructure has grown to accommodate these acquisitions. The Company also incurred higher legal, accounting and professional fees of $0.4 million compared to the third quarter of fiscal year 2005 and increased the reserve related to the penalties and disgorgement that the Company estimates will be imposed by the DOJ and the SEC in connection with the past payment practices in Asia, as discussed in Note 5 to the condensed consolidated financial statements, by $4.0 million. In addition, the adoption of SFAS 123(R) in fiscal 2006 resulted in compensation expense for share-based payment of $0.4 million for the quarter. The Company also recognized compensation expense of $0.1 million for awards under its long-term incentive plan approved in fiscal 2006 as discussed in Note 8 to the condensed consolidated financial statements. No compensation costs associated with share-based payments has been capitalized as part of the cost of an asset as of May 31, 2006.

Environmental Matters. The Company did not record any additional environmental charges during the third quarter of fiscal 2006. During the second quarter of fiscal 2005, the Company recorded environmental charges of $7.7 million for additional estimated costs related to the ongoing remediation of the head of the Hylebos Waterway adjacent to the Company’s Tacoma, Washington metals processing facility. An estimate of this liability was initially recognized as part of the 1995 acquisition of the Tacoma facility based on the assumption that dredge removal of contaminated sediments would be accomplished within one dredge season during July 2004 through February 2005. However, due to a variety of factors, including dredge contractor operational issues and other dredge related delays, the dredging was not completed during the first dredge season. As a result, the Company increased its environmental reserve by $7.7 million related to this project, primarily to account for additional estimated costs to complete this work during a second dredging season. The Company has filed a complaint to recover damages and a significant portion of the increased costs incurred in the second dredging season to complete the project.

Interest Expense. Interest expense for the third quarter of fiscal 2006 increased by $0.9 million to $1.0 million compared with the third quarter of fiscal 2005, as a result of recent acquisitions. The increase was a result of higher average debt balances and an increase in the interest rates under the Company’s credit agreements during the fiscal 2006 third quarter compared with the fiscal 2005 third quarter. For more information, see Note 6 to the condensed consolidated financial statements.

Income Tax Provision. The 37.8% tax rate for the third quarter of fiscal 2006 is higher than the 37.4% rate for the same quarter last year because current income has been reduced by a $4.0 million charge for potential penalties and disgorgement of profits associated with the Company’s past practice of making improper payments in connection with export sales. It is anticipated that this $4.0 million charge, along with the previous $11.0 million charge recorded in the first quarter of fiscal 2006, will be non-deductible, though ultimate deductibility will not be determinable until completion of the DOJ and SEC investigation.

SCHNITZER STEEL INDUSTRIES, INC.

First Nine Months of Fiscal 2006 Compared to First Nine Months of Fiscal 2005

Revenues. Consolidated revenues for the nine months ended May 31, 2006 increased $592.7 million, or 90%, from $657.4 million in the first nine months of fiscal 2005 to $1,250.0 million in the first nine months of fiscal 2006. Revenues for the nine months ended May 31, 2006 increased for all of the Company’s business segments. The Metals Recycling Business revenues increased, primarily as a result of the businesses acquired in the HNC separation and termination and the acquisition of Regional. Auto Parts Business revenues increased primarily as a result of the acquisition of GreenLeaf in September 2005. Steel Manufacturing Business revenues increased primarily as a result of strong West Coast demand, which led to higher sales volumes primarily for rebar and higher average selling prices.

The Metals Recycling Business generated revenues of $919.5 million for the nine months ended May 31, 2006, before intercompany eliminations, an increase of $456.4 million, or 99%, over the same period of the prior year. This increase was caused by higher sales volume provided by the newly acquired businesses, which added revenue of approximately $544.7 million, and was partially offset by an $88.4 million decline in revenues from the Company’s historical West Coast processing and recycling operations due to lower average net selling prices and lower volumes.

Ferrous revenues from the Company’s metals processing and recycling operations increased $151.2 million, or 39%, over the prior year’s first nine months, to $542.5 million. Total ferrous sales volume for the processing and recycling operations increased 1,712,000 tons, or 118%, over the prior year’s first nine months to 3,159,000 tons, which was largely due to the newly acquired businesses in the Southeastern and Northeastern United States and was partially offset by a 115,000 ton decrease in volume from the Company’s historical West Coast processing and recycling operations due to the timing of export shipments. The revenue increase caused by the increase in volume was partially offset by a 13% decrease in the average net sales price over the prior year to $204 per ton for the Company’s processed metals operations. Sales to the Steel Manufacturing Business increased 18,000 tons, or 4%, to 477,000 tons, while other domestic sales increased from 43,000 tons in the first nine months of fiscal 2005 to 393,000 tons in the same period of this year as a result of the Regional acquisition. The newly acquired metals trading operations of Global Trading contributed $201.6 million in revenues, based on sales of 812,000 tons for the nine months ended May 31, 2006.

Revenue from the Metals Recycling Business’ nonferrous metal sales increased $118.4 million, or 228%, over the first nine months of fiscal 2005 to $170.4 million, which resulted from both a $0.24, or 44%, increase in average net sales price to $0.79 per pound and an increase of 119.5 million pounds, or 127%, increase in pounds shipped. Total nonferrous shipped for the first nine months of 2006 was 213.4 million pounds.  The overall increase in sales price per pound primarily resulted from strong world wide demand for nonferrous metals, especially from Asia, and partially due to the Regional acquisition, as Regional’s recycling operations produce a more valuable mix of the nonferrous product. The increase in pounds shipped was primarily due to the newly acquired processing and recycling businesses, which accounted for an additional 116.2 million pounds sold in the first nine months of fiscal 2006.

The Steel Manufacturing Business generated revenues of $282.7 million for the nine months ended May 31, 2006, an increase of $54.6 million, or 24%, over the same period in the prior year. Sales volumes in the first nine months of 2006 increased 23%, or 98,000 tons, over the same period last year, primarily due to stronger demand for steel products. The average net selling price increased by $2 per ton for the nine months ended May 31, 2006, to $521 per ton. The increase in average selling price is due to a number of factors, including strong world wide consumption of steel that allows the Company to pass through to customers higher raw material costs.

SCHNITZER STEEL INDUSTRIES, INC.

The Auto Parts Business generated revenues of $154.1 million, before intercompany eliminations, for the nine months ended May 31, 2006, an increase of $75.3 million, or 96%, over the same period of the prior year. This increase in revenues was primarily due to the acquisition of GreenLeaf.

Cost of Goods Sold. Consolidated cost of goods sold for the nine months ended May 31, 2006 increased $563.1 million, or 118%, compared with the same period of the prior year. Cost of goods sold increased as a percentage of revenues from 73% to 83%.

For the nine months ended May 31, 2006, cost of goods sold for the Metals Recycling Business increased $464.5 million, or 130%, to $821.8 million compared to the nine months ended May 31, 2005. As a percentage of revenues, cost of goods sold increased compared with the prior year quarter from 77% to 89%. The change is primarily attributable to the businesses acquired through the HNC separation and termination and the acquisition of Regional Recycling, as these businesses have been experiencing narrower operating margins than the Company’s historical West Coast business. The lower operating margins for these businesses are due, in part, to more competitive markets for materials in the Northeast and Southeast regions, higher operating expenses in the Northeast due to outdated and inefficient equipment, and lower operating margins generally inherent in the Global Trading business. In addition, volumes in the first quarter of fiscal 2006 for the Northeast operations were negatively impacted by a two-month shutdown of the Rhode Island shredder due to the required installation of a new, more efficient, and environmentally friendly shredder motor, as well as beginning the period with low beginning inventories at all of the Northeast yards. The lower processing volumes contributed to higher processing costs. The Company has begun a major capital improvement program to upgrade infrastructure and equipment in the newly acquired Northeast operations and throughout the Company to become more efficient and improve productivity. While Global Trading, the Company’s new trading business, provides increased revenues, the associated cost of goods sold are expected to remain higher than the Metals Recycling Business because the Company does not process or otherwise add any additional value to the scrap metals it trades.

Cost of goods sold for the Auto Parts Business increased $54.9 million, or 119%, compared to the first nine months of fiscal 2005. As a percentage of revenues, cost of goods sold increased compared with the first nine months of the prior year from 58% to 65% primarily due to a lower inventory of cars available for purchase which affected overall cost of goods sold.

The higher cost of goods sold for the Auto Parts Business was a result of the acquisition of GreenLeaf in September 2005. Cost of goods sold also increased because the full-service business typically purchases newer vehicles which have higher purchase prices than the older model vehicles utilized by the self-service business. Operating margin decreased $2.9 million, or 13%, over the first nine months of fiscal 2006 due to the acquisition of GreenLeaf in September 2005. During the first nine months of fiscal 2006, the operations acquired in the GreenLeaf transaction recorded a slight operating loss as the Company continued the process of integrating GreenLeaf’s operations into Pick-N-Pull’s operations.

Cost of goods sold for the Steel Manufacturing Business increased $32.1 million, or 17%, as compared to the first nine months of fiscal 2005. The overall increase in cost of goods sold was primarily caused by a 23% increase in sales volume. Cost of goods sold, as a percentage of revenues, declined compared with the prior year-to-date, from 85% to 80%. The Steel Manufacturing Business continues to see the benefits from the new furnace installed at its mini-mill last year, production incentives recently negotiated with the steelworkers union and other improvements in business practices which has all contributed to reducing the cost of goods sold per ton. The Company utilizes various energy sources to operate its facilities. In particular, electricity and natural gas represented approximately 8% of the cost of steel manufactured by the Company’s Steel Manufacturing Business for the nine months ended May 31, 2006. As a result of the increased production volumes, lower cost per ton of producing steel and lower average costs for raw materials purchased, along with the increase in the average sale price, operating margin improved by $21.8 million, or 69%, to $53.4 million for the nine months ended May 31, 2006.

SCHNITZER STEEL INDUSTRIES, INC.

Selling, General and Administrative Expense.  Compared with the nine months ended May 31, 2005, selling, general and administrative expense for the same period this fiscal year increased $72.2 million, or 176%, to $113.2 million. As a percentage of revenues, selling, general and administrative expense increased by 3%, from 6% to 9%. A significant portion of the increase over the same period in the prior year, $39.2 million, was attributed to the acquisitions that took place in the first quarter of fiscal 2006. Additionally, compensation costs increased approximately $3.7 million as the Company’s infrastructure has grown to accommodate these acquisitions. The increase in selling, general and administrative expense was also due, in part, to the charge associated with the reserve of $15.0 million related to the penalties and disgorgement that the Company estimates will be imposed by the DOJ and the SEC in connection with the past payment practices in Asia, as discussed in Note 5 to the condensed consolidated financial statements. The Company also incurred higher legal, accounting and professional fees of $2.0 million, including a $1.4 million increase in legal expenses related to the Audit Committee’s investigation of past payment practices in Asia. The adoption of SFAS 123(R) in fiscal 2006 resulted in stock-based compensation expense of $1.4 million for the first nine months of fiscal 2006. The Company also recognized compensation costs of $0.6 million for awards under its long-term incentive plan, approved in fiscal 2006 as discussed in Note 8 to the condensed consolidated financial statements.

Other Income (Expense). The Company recorded a gain of $54.6 million which arose from the HNC separation and termination. Based on the values determined by the valuations of the assets acquired and liabilities assumed, the Company recorded a gain for the difference between the excess values of businesses acquired over the carrying value of the businesses sold. The Company elected to consolidate the results of two of the three businesses it acquired in the HNC separation and termination, PNE and HNSGT-Baltic, as though they had been acquired at the beginning of the fiscal year instead of the date of acquisition. For a more detailed discussion of the HNC joint venture separation and termination, see Notes 1 and 3 to the condensed consolidated financial statements.

Environmental Matters. The Company did not record any additional environmental reserves during the first nine months of fiscal 2006, other than in purchase accounting. During the first nine months of fiscal 2005, the Company recorded environmental charges of $8.2 million for additional estimated costs related to the ongoing remediation of the head of the Hylebos Waterway adjacent to the Company’s Tacoma, Washington metals processing facility. An estimate of this liability was initially recognized as part of the 1995 acquisition of the Tacoma facility. The cost estimate was based on the assumption that dredge removal of contaminated sediments would be accomplished within one dredge season during July 2004 through February 2005. However, due to a variety of factors, including dredge contractor operational issues and other dredge related delays, the dredging was not completed during the first dredge season. As a result, the Company increased its environmental reserve by $8.2 million related to this project, primarily to account for additional estimated costs to complete this work during a second dredging season. The Company has filed a complaint to recover damages and a significant portion of the increased costs incurred in the second dredging season to complete the project.

Interest Expense. Interest expense for the first nine months of fiscal 2006 increased by $1.1 million to $1.9 million compared with the first nine months of fiscal 2005. The increase was a result of higher average debt balances and an increase in the interest rates under the Company’s credit agreements during the first nine months of 2006 compared with the first nine months of 2005. For more information, see Note 6 to the condensed consolidated financial statements.

SCHNITZER STEEL INDUSTRIES, INC.

Income Tax Provision. The 39.2% tax rate for the nine months ended May 31, 2006 is higher than the 35.6% rate for the same period last year primarily because current income has been reduced by a $15.0 million charge for potential penalties and disgorgement of profits associated with the Company’s past practice of making improper payments in connection with export sales. It is anticipated that this charge will be non-deductible, though ultimate deductibility will not be determinable until completion of the DOJ and SEC investigation. Secondarily, the current year rate is higher because a gain of $54.6 million has been recorded for the difference between the fair market values of the businesses acquired in connection with the HNC separation and termination over the carrying values of the businesses sold, and it is anticipated that this gain will likely be taxed at an approximate effective tax rate of 38%, which higher than the rate applicable to the balance of the Company’s income because the gain will benefit from neither the export sales ETI deduction nor the new Qualified Production Activities Income deduction.

Liquidity and Capital Resources

Certain items within the consolidated statements of cash flows for the quarter ended May 31, 2005 have been restated. See Note 1 to the condensed consolidated financial statements for details of the restatement. Net cash provided by operations for the nine months ended May 31, 2006 was $63.3 million, compared with $113.2 million for the same period in the prior fiscal year. Cash provided by operating activities was primarily related to depreciation and amortization, distributed/(undistributed) equity in earnings of joint ventures accounts receivable, prepaid expenses and other current assets, a reduction in deferred taxes, a non-cash gain from the HNC separation and termination agreement and a change in inventories.

Net cash used in investing decreased by $163.2 million to $63.7 million. Capital expenditures for the nine months ended May 31, 2006 were $62.3 million, compared with $40.8 million during the first nine months of fiscal 2005. The increase was due to a significant number of infrastructure improvement projects in the Company’s Metals Recycling Business, including preparations for the installation of a mega-shredder and completion of the dock repairs in the Portland, Oregon recycling facility and the installation of a mega-shredder and general yard improvements at the Everett, Massachusetts recycling facility. Expenditures related to acquisition increased from $22.3 million to $102.3 million. The Company also incurred expenditures in the Auto Parts Business for the conversion of two full-service GreenLeaf locations into Pick-N-Pull self-service stores. The Company plans to invest approximately $30 million on capital improvement projects in the next fiscal quarter. Additionally, the Company continues to explore other capital projects that are expected to provide productivity improvements and add shareholder value.

Accrued environmental liabilities as of May 31, 2006 were $43.0 million, compared with $23.5 million as of August 31, 2005, due to the acquisitions discussed in Note 4 to the condensed consolidated financial statements, partially offset by spending charged against the environmental reserve. During the next 12 months, the Company expects to pay approximately $4.4 million relating to previously accrued remediation projects. The future cash outlays are anticipated to be within the amounts established as environmental liabilities.

On November 8, 2005, the Company entered into an amended and restated unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The new agreement provides for a five-year, $400.0 million revolving loan maturing in November 2010. The agreement prior to restatement provided for a $150.0 million revolving loan maturing in May 2006. Interest on outstanding indebtedness under the restated agreement is based, at the Company’s option, on either LIBOR plus a spread of between 0.625% and 1.25%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.15% and 0.25% based on a pricing grid tied to the Company’s leverage ratio. As of May 31, 2006, the Company had borrowings outstanding under this credit facility of $90.0 million The Company also has an additional unsecured credit line, which was increased on March 1, 2006 by $5.0 million to $15.0 million. Interest on outstanding indebtedness is set by the bank at the time of borrowing. This additional debt agreement, which is uncommitted, also has certain restrictive covenants. As of May 31, 2006, the Company had $8.0 million of borrowings outstanding under this credit facility. Both credit agreements contain various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a

SCHNITZER STEEL INDUSTRIES, INC.

maximum leverage ratio. One of the representations made by the Company at the time of each borrowing under the credit agreements is that its financial statements have been prepared in accordance with Generally Accepted Accounting Principles. The Company recently disclosed an error regarding the interpretation and application of ARB 51 and FAS 141 and that the condensed consolidated statements of operations contained in the financial statements included in the Company’s Quarterly Report on Form 10-Q for the fiscal 2006 first quarter ended November 30, 2005 (the “First Quarter 10-Q”) and Quarterly Report on Form 10-Q for the fiscal 2006 second quarter ended February 28, 2006 (the “Second Quarter 10-Q”) should no longer be relied on because of the need to restate certain items set forth therein. Subsequent to the filing of the Company’s quarterly report on Form 10-Q for the fiscal year 2006, first quarter ended November 30, 2005, and continuing until the Company filed on July 10, 2006, amendments on Form 10-Q/A for the fiscal year 2006 first and second quarters, this representation was incorrect. The Company requested and received from the lenders a waiver of any defaults or events of defaults under both agreements related to the incorrect representation. As of May 31, 2006, the Company was in compliance with all other covenants, representations and warranties.

In July 2002, the Company’s metals recycling joint ventures with HNC entered into a revolving credit facility (“JV Credit Facility”) with a group of banks for working capital and general corporate purposes. During February 2004, the facility was increased to $110.0 million. Upon the closing of the agreement for the separation and termination of the Company’s joint ventures with HNC on September 30, 2005, as described in Note 4 to the condensed consolidated financial statements, HNC paid the Company $52.3 million in cash. The Company also received approximately $1.4 million for previously undistributed earnings of the joint ventures net of the Company’s share of outstanding borrowings under the JV Credit Facility as of that date. Following such earnings distributions, the Company and HNC each were obligated to repay the portion of the JV Credit Facility borrowed on behalf of the joint venture businesses it acquired in the transaction. The outstanding balance was repaid and the JV Credit Facility was terminated upon closing of the separation and termination agreement on September 30, 2005.

On September 30, 2005, the Company acquired GreenLeaf, five store properties leased by GreenLeaf and certain GreenLeaf debt obligations. Total consideration for the acquisition was $44.5 million, subject to post-closing adjustments.

On October 31, 2005, the Company acquired substantially all of the assets of Regional, a metal recycling business with nine facilities located in Georgia and Alabama. The purchase price was $65.5 million in cash and the assumption of certain liabilities.

On March 21, 2006, the Company purchased the 40% minority interest in its Rhode Island metals recycling subsidiary. The purchase price of $25.3 million was paid in cash.

The increase in borrowings outstanding since August 31, 2005 was primarily the result of financing the acquisitions that occurred in the first quarter of fiscal 2006, capital expenditures to upgrade the Company’s equipment and infrastructure, and an increase in working capital, primarily related to an increase in inventory.

The Company makes contributions to a defined benefit pension plan, several defined contribution plans and several multiemployer pension plans. Contributions vary depending on the plan and are based upon plan provisions, actuarial valuations and negotiated labor agreements.

Pursuant to a stock repurchase program approved in 1996, the Company is authorized to repurchase up to 3.0 million shares of its stock when management deems such purchases to be appropriate. Management evaluates long- and short-range forecasts as well as anticipated sources and uses of cash before determining the course of action that would best enhance shareholder value. During fiscal 2005 and the first nine months of fiscal 2006, the Company made significant investments in capital equipment and completed several acquisitions to both grow the business and enhance shareholder value. During the first nine months of fiscal 2006, the Company made no share repurchases. As of May 31, 2006, the Company had repurchased a total of 1.3 million shares under this program.

SCHNITZER STEEL INDUSTRIES, INC.

The Company believes its current cash resources, internally generated funds, existing credit facilities and access to the capital markets will provide adequate financing for capital expenditures, working capital, stock repurchases, debt service requirements, post-retirement obligations and future environmental obligations for the next twelve months. In the longer term, the Company may seek to finance business expansion with additional borrowing arrangements or additional equity financing.

Contractual Obligations

Long-term debt as reported in the contractual obligations table in the Company’s annual report Form 10-K for the fiscal year ended August 31, 2005, have increased to $97.9 million as of May 31, 2006, due to additional borrowings under the Company’s credit agreements as described above under Liquidity and Capital Resources. As of May 31, 2006, there were no material changes outside of the ordinary course of business to the amounts disclosed in the contractual obligations table in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s condensed consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Company’s Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that other than the adoption of SFAS 123(R), there have been no material changes during the nine months ended May 31, 2006 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005.

Stock-Based Compensation Expense

Effective September 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123(R), which requires the recognition of the fair value of stock-based compensation in net income. The Company elected to utilize the modified prospective transition method for adopting SFAS 123(R), and therefore, have not restated the results of prior periods. Under this transition method, compensation expense based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, for all stock-based compensation awards granted prior to, but not yet vested as of September 1, 2005, is being recognized in net income in the periods after the date of adoption. Stock-based compensation expense for all share-based payments awards granted after September 1, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes compensation expense, net of a forfeiture rate, on a straight-line basis over the requisite service period of the award, which is generally the five-year vesting term for stock options and the three-year performance period for performance-based shares. We estimated the forfeiture rate based on historical experience during the preceding five fiscal years.

SCHNITZER STEEL INDUSTRIES, INC.

Prior to September 1, 2005, the Company accounted for the Plan under the intrinsic value method described in APB 25. The Company, applying the intrinsic value method, did not record stock-based compensation cost in net income because the exercise price of its stock options equaled the market price of the underlying stock on the date of grant.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to fully vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 8 to the condensed consolidated financial statements for a further discussion on stock-based compensation.

Outlook

The Company believes the factors that will affect its results in the fourth quarter of 2006 include:

Metals Recycling Business:

Pricing. Export markets are expected to improve, although they will remain subject to normal cyclical volatility. Based on sales booked to date, and the Company’s current view of the market, average net selling prices in the processing operation are expected to be 10% to 15% higher per ton than the third quarter of this year. Average sales prices in the Global Trading business are expected to be slightly lower than prices in the processing business. In addition, the average prices obtained for non-ferrous materials are expected to approximate the prices obtained during the third quarter, but remain highly volatile.

Sales Volumes. Ferrous scrap volumes in the domestic processing business are expected to increase significantly due to the timing of West Coast shipments originally expected to be completed during the third quarter and an increase in volumes in the Northeast. Based on sales booked to date, processing sales volumes are expected to be between 950,000 and 1 million tons. Depending on the timing of shipments, this range could increase. Sales volumes in the Global Trading business are expected to be in the 400,000 to 450,000 ton range. Nonferrous volumes are expected to approximate 75.0 million to 80.0 million pounds.

Auto Parts Business:

Revenues in the self-service business are expected to increase from the third quarter of 2006 and the fourth quarter of 2005 due to the impact of four self-service stores converted from full-service operation. Revenues in the full-service business are expected to be modestly improved from the third quarter.

Operating margins in the fourth quarter are expected to --improve slightly from the third quarter due to higher same-store retail sales and improved full-service results. The GreenLeaf acquisition and higher purchase costs for inventory are expected to result in operating margins which will be lower than during the fourth quarter of 2005.

SCHNITZER STEEL INDUSTRIES, INC.

The integration of the GreenLeaf operation is expected to result in the conversion of two additional full-service locations to self-service stores in the fourth quarter of fiscal 2006. Due to advertising and other start-up costs which are incurred before a store begins retail operations, the stores going through the conversion process will be a drag on operating earnings until such time as all the conversions are completed and the stores have established a foothold in their markets.

The GreenLeaf operation is expected to post its second consecutive quarterly operating profit during the quarter as the Company continues its plan to improve the financial results for the full-service business.

Steel Manufacturing Business:

Pricing. The Company continues to see good demand for all products of its Steel Manufacturing Business. In addition, import prices have risen in response to the strong customer demand and appear to be less of a near term risk of providing downward pressure on pricing. Based on current market conditions, the Company expects average prices for the fourth quarter to rise $10 to $20 per ton from the third quarter of this year.

Sales Volumes. The Company continues to see strong demand for finished steel products, and customer inventories remain low. As a result, fourth quarter sales volumes are expected to approximate the 190,000 tons shipped during the third quarter, and be 10% to 15% higher than the fourth quarter of 2005.

Factors That Could Affect Future Results

This Form 10-Q, including Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and including particularly, the “Outlook” section, contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the Company’s outlook for the business, and statements as to expected pricing, sales volume, operating margins and operating income, and such statements can be identified generally because they contain “expect,” “believe,” “anticipate,” “estimate” and other words that convey a similar meaning. One can also identify these statements as statements that do not relate strictly to historical or current facts. Examples of factors affecting the Company that could cause actual results to differ materially from current expectations are the following: volatile supply and demand conditions affecting prices and volumes in the markets for both the Company’s products and raw materials it purchases; world economic conditions; world political conditions; changes in federal and state income tax laws; impact of pending or new laws and regulations regarding imports and exports into the United States and other foreign countries; foreign currency fluctuations; competition; seasonality, including weather; energy supplies; freight rates; loss of key personnel; the inability to complete expected large scrap export shipments in the current quarter; consequences of the pending investigation by the Audit Committee of the Company’s Board of Directors into past payment practices in Asia; business integration issues relating to acquisitions of businesses and the separation of the joint ventures described above; and business disruptions resulting from installation or replacement of major capital assets, as discussed in more detail under the heading “Factors That Could Affect Future Results” in the Company’s most recent annual report on Form 10-K or quarterly report on Form 10-Q. One should understand that it is not possible to predict or identify all factors that could cause actual results to differ from the Company’s forward-looking statements. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. The Company does not assume any obligation to update any forward-looking statement.

SCHNITZER STEEL INDUSTRIES, INC.

Examples of factors affecting the Company that could cause actual results to differ materially are the following:

Cyclicality and General Market Considerations: Purchase and selling prices for recycled metals are highly cyclical in nature and subject to world wide economic conditions. In addition, the cost and availability of recycled metals are subject to global supply and demand conditions which are volatile and beyond the Company’s control, resulting in periodic fluctuations in recycled metals prices and working capital requirements. For example, beginning in fiscal 2004, and continuing into the first three quarters of fiscal 2005, strong world wide demand combined with a tight supply of recycled metals drove the Metals Recycling Business’ average selling prices to unprecedented highs. However, average selling prices for recycled ferrous metals is volatile due to the unsettled Asian markets.

Fluctuations of prices for recycled ferrous metals have a significant impact on the results of operations for the Metals Recycling Business and, to a lesser extent, on the Auto Parts business. While the Company attempts to maintain and grow operating margins by responding to changing recycled metals selling prices through adjustments to its metals purchase prices, the Company’s ability to do so is limited by competition and other market factors. Increases in recycled metals selling prices may also adversely affect the operating results of the Company’s Steel Manufacturing Business because increases in steel prices generally lag increases in ferrous recycled metals prices.

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

Additionally, the Auto Parts Business is subject to a number of other risks that could prevent it from maintaining or exceeding its current levels of profitability, such as volatile supply and demand conditions affecting prices and volumes in the markets for its products, services and raw materials; environmental issues; local and world wide economic conditions; increasing competition; changes in automotive technology; the ultimate success of the Company’s growth and acquisition plans; ability to build the infrastructure to support the Company’s growth plans; and integration issues of the full-service business model.

Competition: The recycled metals industry is highly competitive, with the volume of purchases and sales subject to a number of competitive factors, principally price. The Company competes with both large and numerous smaller companies in its markets for the purchase of recyclable metals. The Company also competes with a number of domestic and foreign recycled metals processors and brokers for processed and unprocessed metals as well as for sales to domestic and foreign customers. For example, in 2001 and 2002, lower cost ferrous recycled metals supplies from certain foreign countries adversely affected market selling prices for ferrous recycled metals. Since then, many of these countries have imposed export restrictions which have significantly reduced their export volumes and lowered the world wide supply of ferrous recycled metals. These restrictions are believed to have had a positive effect on the Company’s selling prices. Given the intricacies in which the global markets operate, the Company cannot predict when or if foreign countries will change their trading policies and what effect, if any, such changes might have on the Company’s operating results.

For the Metals Recycling Business, some of the more significant domestic competitors include regional steel mills and their brokers who compete for recycled metal for the purpose of providing the mills with feedstock to produce finished steel. During periods when market supplies of metals are in short supply, these buyers may, at times, react by raising buying prices to levels that are not reasonable in relation to more normal market conditions. As a result, the Company may have to raise its buying prices to maintain its production levels which may result in compressed operating margins.

The Auto Parts Business competes for retail customers with both full-service and self-service auto dismantlers as well as larger well-financed more-traditional retail auto parts chains. Periodically, the Auto Parts Business increases prices, which may affect customer flow and buying patterns. As this segment expands, the Company may experience new competition from others attempting to replicate the Company’s business model. The ultimate impact of these dynamics cannot be predicted. The business competes for its automobile inventory with other dismantlers, used car dealers, auto auctions and metal recyclers. The Auto Parts Business has recently seen increased competition for automobile inventory from overseas mills and from motorists in Russia, Eastern Europe and Latin America. Inventory costs can fluctuate significantly depending on market conditions and prices for recycled metal.

The domestic steel industry also is highly competitive. Steel prices can be highly volatile, and price is a significant competitive factor. The Company competes domestically with several steel producers in the Western United States for sales of its products. In recent years, the Company has experienced significant foreign competition, which is sometimes subsidized by large government agencies. There can be no assurance that such competition will not increase in the future. In the spring of 2002, the U.S. Government imposed anti-dumping and countervailing duties against wire rod products from eight foreign countries. However, there are other countries that import wire rod products where the imports are not subject to duties. These duties have assisted the Company in increasing sales of wire rod products; any expiration or termination of the duties could have a corresponding adverse effect. The Company has experienced increased competition for certain products by foreign importers during fiscal 2005 and 2006. In particular, in the West Coast market there has been an increase in the amount of imported wire rod which has lower selling prices than the Company’s comparable products. The Company

SCHNITZER STEEL INDUSTRIES, INC.

believes that the rise in import levels is attributable to the increase in selling prices in the West Coast market, which potentially allow the import sales to be more profitable to the foreign companies.

The steel manufacturing industry has been consolidating over the last several years, and recently one of the Company’s competitors closed its West Coast manufacturing facility. Any future start-up of operations of this manufacturing facility could negatively impact the Company’s recycled metal and finished steel markets, prices, operating margins and, potentially, cash flow.

In general, given the unprecedented profitability levels of the Company and other recycled metals and steel companies over the last two years, competitors may be attracted to the Company’s markets, which may adversely affect the Company’s ability to protect its operating margins.

Geographical Concentration: Historically, a significant portion of the revenues and operating profits earned by the Company’s Metals Recycling Business has been generated from sales to Asian countries, principally China and South Korea.  In addition, the Company’s sales in these countries were also concentrated with relatively few customers whose purchases vary depending on buying cycles and general market conditions.  However, the Company’s sales have now expanded to a broader geographic area, partially due to recent business acquisitions. As always, a significant change in buying patterns, political events, changes in regulatory requirements, tariffs and other export restrictions in the United States or these foreign countries, severe weather conditions or general changes in economic conditions could adversely affect the financial results of the Company.

Pending Investigation: As discussed in Part II, Item 1 “Legal Proceedings” and Note 5 to the condensed consolidated financial statements, the Board of Directors authorized the Audit Committee to engage independent counsel and conduct a thorough, independent investigation of the Company’s past practice of making improper payments to the purchasing managers of customers in Asia in connection with export sales of recycled ferrous metals. The Board of Directors also authorized and directed that the existence and the results of the investigation be voluntarily reported to the U.S. Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”) and that the Company cooperate fully with those agencies. The Audit Committee notified the DOJ and the SEC of the independent investigation, engaged outside counsel to assist in the independent investigation and instructed outside counsel to fully cooperate with the DOJ and the SEC and to provide those agencies with the information obtained as a result of the independent investigation. On August 23, 2005, the Company received from the SEC a formal order of investigation related to the independent investigation. The Audit Committee is continuing its independent investigation. The Company, including the Audit Committee, continues to cooperate fully with the DOJ and the SEC. The investigations by the Audit Committee, the DOJ and the SEC of the Company’s past practice of making improper payments are not expected to affect the Company’s previously reported financial results. However, the Company expects to enter into agreements with the DOJ and the SEC to resolve the above-referenced matters and believes that it is probable that the DOJ and the SEC will impose penalties on, and require disgorgement of certain profits by, the Company as a result of their investigations.  The Company originally estimated that the total amount of these penalties and disgorgement would be within a range of $11.0 million to $15.0 million, and in the first fiscal quarter of 2006, the Company established a reserve totaling $11.0 million in connection with this estimate. During the third quarter of fiscal 2006, the Company determined that the monetary component of the settlement of the investigation, including pre-judgment interest, will be at the high end of the range, and accordingly, has accrued an additional reserve of $4.0 million pending finalization of the settlement. The precise terms of any agreements to be entered into with the DOJ and the SEC, however, remain under discussion with these two agencies. The Company, therefore, cannot predict with certainty the final outcome of the aforementioned investigations or whether the Company or any of its employees will be subject to any additional remedial actions following completion of these investigations. It is also possible that these investigations could lead to criminal charges, civil enforcement proceedings and civil lawsuits.

SCHNITZER STEEL INDUSTRIES, INC.

Union Contracts: The Company has a number of union contracts, several of which were recently renegotiated. If the Company is unable to reach agreement on the terms of new contracts with any of its unions during future negotiations, the Company could be subject to work slowdowns or work stoppages.

Post Retirement Benefits: The Company has a number of post retirement benefit plans that include defined benefit, Supplemental Executive Retirement Benefit Plan (“SERBP”) and multiemployer plans. The Company’s contributions to the defined benefit and SERBP plans are determined by actuarial calculations which are based on a number of estimates, including the expected long-term rate of return on plan assets, allocation of plan assets between equity or fixed income investments and expected rate of compensation increases, as well as other factors. Changes in these actual rates from year to year cause increases or decreases in the Company’s annual contributions into the defined benefit plans and changes to the expenses recognized in a current fiscal year. Management and the actuary evaluate these rates annually and adjust if necessary.

The Company’s union employees participate in a number of multiemployer pension plans. The Company is not the sponsor or administrator of these multiemployer plans. Contributions are determined in accordance with provisions of the negotiated labor contracts.

The Company learned during fiscal 2004 that one of the multiemployer plans of the Steel Manufacturing Business would not meet Employee Retirement Income Security Act of 1974 minimum funding standards for the plan year ending September 30, 2004. The trustees of that plan have applied to the Internal Revenue Service (“IRS”) for relief from this minimum funding standard. The IRS has tentatively responded, indicating a willingness to consider granting the relief, provided the plan’s contributing employers, including the Company, agree to increased contributions. The increased contributions are estimated to average 6% per year, compounded annually, until the plan reaches the funding status required by the IRS. These increases would be based on the Company’s current contribution level to the plan of approximately $1.7 million per year. Based on commitments from the majority of employers participating in the Plan to make the increased contributions, the Plan Trustees have proceeded with the relief request, and are awaiting formal approval from the IRS.

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

Recently Acquired Businesses and Future Business Acquisitions: As discussed above under “Acquisitions and Transactions” and in Note 4 to the condensed consolidated financial statements, the Company recently completed transactions to separate and terminate its metals recycling joint venture relationships with HNC and to purchase GreenLeaf and the assets of Regional. With the separation of the joint ventures, the Company acquired direct ownership of metals recycling businesses in the Northeast United States and Hawaii and a metals trading business in parts of Russia and the Baltic region. Given the significance of these recently acquired businesses relative to the size of the Company, integration of these businesses will be challenging. Any failure to adequately integrate these businesses may result in adverse impacts on the Company’s profitability.

Throughout its history, the Company has made a number of acquisitions as management attempts to improve the value of the Company for its shareholders. It is anticipated that the Company will continue to pursue additional expansion of its businesses. Each acquisition comes with its own inherent risks that make it difficult to predict the ultimate success of the transaction. An acquisition may have a negative and/or unexpected impact on the Company’s cash flow, operating income, net income, net income per share and financial position.

SCHNITZER STEEL INDUSTRIES, INC.

In addition to the inherent risks associated with each of the Company’s acquisitions, there is also a risk that upon the completion of the final independent third party valuations of the acquired entities the final valuations of inventories, property, plant and equipment, intangibles and other assets, and goodwill may differ materially from preliminary valuations. The Company has had difficulty obtaining complete and timely valuation reports for its acquisitions and continues to work with an outside firm to resolve these issues.

Trading Business Risks: Global Trading has various risks associated with its business operations. It operates in foreign countries with varying degrees of political risk. It advances and occasionally loans money to suppliers for the delivery of materials at a later date. Credit is also periodically extended to foreign steel mills. Due to the nature of the business, its operating margins are thinner than for the Company’s processing business; thus, unsold inventory may be more susceptible to losses. The trading business also has lower barriers to entry, making the Company susceptible to competition from new market entrants.

From time to time, both the United States and foreign governments impose regulations and restrictions on trade in the markets in which the Company operates. In the second quarter of fiscal 2005, the Company received a certificate from China that allows the Company to continue shipping recycled metals into China. The certificate is part of a process designed to ensure safe industrial and agricultural production in China. In the third quarter of fiscal 2006, the Company was notified by the Government of India that effective April 1, 2006 the export of scrap to India became a governed transaction and all exporters who wish to ship any grade of scrap, with the exception of shredded scrap, had to register with the Directorate General of Foreign Trade by April 30, 2006. On April 27, 2006, the Company and Global Trading filed “Overseas Supplier-Import of Metallic Waste and Scrap” applications for registration with the Government of India’s Directorate General of Foreign Trade to continue to allow the shipment of scrap metals into India. The applications were still pending at the time of this filing.

Changes in regulations and laws, as well as new restrictions imposed by governmental entities, could affect the Company’s ability to ship goods to foreign customers, potentially impacting revenues and the Company’s operating margins. Additionally, restrictions could also affect the global availability of ferrous recycled metals, thereby affecting the Company’s volumes and operating margins. As a result, it is difficult to predict what, if any, impact pending or future trade restrictions, regulations and laws will have on the operations of the Company.

Replacement or Installation of Capital Equipment: The Company installs new equipment and constructs facilities or overhauls existing equipment and facilities (including export terminals) from time to time. Some of these projects take several months to complete, require the use of outside contractors and experts, require special permits and easements and have high degrees of risk. Examples of such major capital projects include the installation of a mega-shredder at a metal recycling yard, the overhaul of an export loading facility or the furnace replacement at the steel mill. Currently the Company is engaged in projects to install a mega-shredder at the Portland, Oregon recycling facility and to install a mega-shredder and to make general yard improvements at the Everett, Massachusetts recycling facility. Many times in the process of preparing the site for installation, the Company is required to temporarily halt or limit production for a period of time. If problems are encountered during the installation and construction process the Company may lose the ability to process materials, which may impact the amount of revenue it is able to earn, or may increase operating expenses and may result in increased inventory levels. If market conditions then occur which result in lower selling prices, the Company’s operating margins may be adversely impacted. In any case, the Company’s ability to reasonably predict financial results may be hampered.

Reliance on Key Pieces of Equipment: The Company relies on key pieces of equipment in the various manufacturing processes. These include the shredders and ship loading facilities at the metals recycling locations, the transformer, furnace, melt shop and rolling mills at the Company’s steel manufacturing business, and the electrical power and natural gas supply to all of the Company’s locations. If one of these key pieces of equipment were to have a mechanical failure and the Company were unable to correct the failure, revenues and operating income could be adversely impacted. Where practical, the Company has taken steps to reduce these risks, such as

SCHNITZER STEEL INDUSTRIES, INC.

maintaining a supply of spare parts, performing a regular preventative maintenance program and maintaining a well-trained maintenance team that is capable of making most of the Company’s repairs.

Energy Supply: The Company utilizes various energy sources to operate its facilities. In particular, electricity and natural gas currently represent approximately 8% of the cost of steel manufactured by the Company’s Steel Manufacturing Business. The Steel Manufacturing Business purchases electric power under a long-term contract from McMinnville Water & Light (“McMinnville”), which in turn relies on the Bonneville Power Administration (“BPA”). Historically, these contracts have had favorable prices and are long-term in nature. The Company’s electrical power contract expires in September 2011. On October 1, 2001, the BPA increased its electricity rates due to increased demand on the West Coast and lower supplies.  This increase was in the form of a Cost Recovery Adjustment Clause (“CRAC”) added to BPA’s contract with McMinnville.   The CRAC is an additional monthly surcharge on selected power charges to recover costs associated with buying higher priced power during the West Coast power shortage.   Because BPA can adjust the CRAC every six months, it is not possible to predict future rate changes.

The Steel Manufacturing Business also has a contract for natural gas that expires on May 31, 2009 and obligates the business to purchase minimum amounts of gas at fixed rates, which adjust periodically. Effective April 1, 2006, the natural gas rate increased to $7.85 per MMBTU from $6.90 per MMBTU. This agreement is a take or pay contract with a minimum average usage of 3,575 MMBTU per day. Gas not used is sold on the open market and gains or losses are recorded in cost of goods sold.

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

Tax Laws:  The Company’s tax rate the last three years has benefited from state income tax credits, from the federal ETI on export sales, and from the final releases of a valuation allowance previously offsetting the net operating losses and minimum tax credit carryforwards that had accompanied a 1996 business acquisition. The Company’s future tax rates will continue to benefit from the ETI, although the Jobs Creation Act will gradually eliminate the ETI benefit. Compensating for the Company’s gradual loss of ETI benefit will be the new deduction under the Act for Qualified Production Activities Income, but the effect of this new deduction on the Company’s effective tax rate will not be determinable until the newly issued final regulations explaining it are examined by the Company. The Company will also likely continue to benefit from state tax credits.

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

Shipping and Handling: Both the Metals Recycling Business and the Steel Manufacturing Business often rely on third parties to handle and transport their products to end users in a timely manner. The cost to transport the products can be affected by circumstances over which the Company has no control, such as fuel prices, political events, governmental regulations on transportation and changes in market rates due to carrier availability. In estimating future operating results, the Company makes certain assumptions regarding shipping costs.

SCHNITZER STEEL INDUSTRIES, INC.

The Steel Manufacturing Business relies on the availability of rail cars to transport finished goods to customers and raw materials to the mill for use in the production process. Market demand for rail cars along the West Coast of the United States has been very high, which has reduced the number of rail cars available to the Steel Manufacturing Business to transport finished goods. In addition, the Steel Manufacturing Business utilizes rail cars to provide an inexpensive form of transportation for delivering scrap metal to the mill for production. Although the Company expects to be able to maintain an adequate supply of scrap metal, a larger portion of those materials are to be delivered using trucks. The Company anticipates this change in delivery may lead to increased raw material costs.

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

Insurance: The cost of the Company’s insurance is affected not only by its own loss experience but also by cycles in the insurance market. The Company cannot predict future events and circumstances, such as war, terrorist activities or natural disasters, which could cause rates to materially change.

Interest Rates: All bank debt of the company carries floating rates. Interest rate increases, could reduce net income and cash flow.

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

Foreign Currency Exchange Risk

The international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, foreign exchange rate volatility and other regulations and restrictions. Accordingly, future results could be materially and adversely affected by changes in these or other factors. The Company is also exposed to foreign exchange rate fluctuations as the balance sheets and income statements of our foreign subsidiaries are translated into U.S. dollars during the consolidation process. Because exchange rates vary, these results, when translated, may vary from expectations and adversely affect overall expected profitability. The Company enters into sales contracts denominated in foreign currencies; therefore, its financial results are subject to the variability that arises from exchange rate movements. To mitigate foreign currency exchange risk, the Company uses foreign currency forward contracts related to cash receipts from sales denominated in foreign currencies and not for trading purposes. These contracts generally mature within three months and entitle the Company, upon its delivering Euros, to receive U.S dollars at the stipulated rates during the contract periods. The fair value of these contracts was estimated based on quoted market prices and approximated a liability of $1.9 million at May 31, 2006. The Company did not hold any foreign currency forward contracts during fiscal 2005.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the fiscal period covered by this Form 10-Q, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

SCHNITZER STEEL INDUSTRIES, INC.

Further, the Company determined that the following material weaknesses existed as of May 31, 2006. A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

1.
As of May 31, 2006, the Company did not maintain effective controls over the accurate preparation and review of our consolidated statements of cash flows. Specifically, the Company did not maintain effective controls to ensure that (i) certain cash flows received from joint ventures as returns on investment were accurately classified as net cash provided by operations and (ii) debt proceeds and repayments and changes in other assets and liabilities were accurately presented on a gross basis, as required by generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the fiscal years ended August 31, 2005, 2004, and 2003, each of the quarters in fiscal 2005, the first two quarters of fiscal 2006 and adjustments to the third quarter of 2006. Additionally, this control deficiency could result in a misstatement of operating and investing cash flows in the consolidated statements of cash flows that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

2.
As of May 31, 2006, the Company did not maintain effective controls over its application and review of the completeness and accuracy of purchase accounting. Specifically, the Company did not maintain effective controls to ensure that purchase business combinations were accurately recorded as of the acquisition date in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of revenue, cost of goods sold, selling, general and administrative expense, interest expense, other income, net, income tax provision, pre-acquisition interests, net of tax, and operating and investing cash flows in the condensed consolidated financial statements for the three months ended November 30, 2005 and the six months ended February 28, 2006. Additionally, this control deficiency could result in the misstatement of the aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Remediation Plan

As of the date of the filing of this Form 10-Q, the Company has taken or will take the following steps to remediate the material weaknesses:

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

Changes in Internal Control Over Financial Reporting

Other than the hiring of additional accounting and finance personnel, there were no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

SCHNITZER STEEL INDUSTRIES, INC.

PART II

ITEM 1.	LEGAL PROCEEDINGS

The Company had a past practice of making improper payments to the purchasing managers of customers in Asia in connection with export sales of recycled ferrous metals. The Company stopped this practice after it was advised in 2004 that the practice raised questions of possible violations of U.S. and foreign laws. Thereafter, the Audit Committee was advised and conducted a preliminary compliance review. On November 18, 2004, on the recommendation of the Audit Committee, the Board of Directors authorized the Audit Committee to engage independent counsel and conduct a thorough, independent investigation. The Board of Directors also authorized and directed that the existence and the results of the investigation be voluntarily reported to the DOJ and the SEC, and that the Company cooperate fully with those agencies. The Audit Committee notified the DOJ and the SEC of the independent investigation, engaged outside counsel to assist in the independent investigation and instructed outside counsel to fully cooperate with the DOJ and the SEC and to provide those agencies with the information obtained as a result of the independent investigation. On August 23, 2005, the Company received from the SEC a formal order of investigation related to the independent investigation. The Audit Committee is continuing its independent investigation. The Company, including the Audit Committee, continues to cooperate fully with the DOJ and the SEC. The investigations of the Audit Committee, the DOJ and the SEC of the Company’s past practice of making improper payments are not expected to affect the Company’s previously reported financial results. However, the Company expects to enter into agreements with the DOJ and the SEC to resolve the above-referenced matters and believes that it is probable that the DOJ and the SEC will impose penalties on, and require disgorgement of certain profits by, the Company as a result of their investigations.  The Company originally estimated that the total amount of these penalties and disgorgement would be within a range of $11.0 million to $15.0 million. In the first fiscal quarter of 2006, the Company established a reserve totaling $11.0 million in connection with this estimate. During the third quarter of fiscal 2006, the Company determined that the monetary component of the settlement of the investigation, including pre-judgment interest, will be at the high end of the range and accordingly, has accrued an additional reserve of $4.0 million, pending finalization of the settlement. The precise terms of any agreements to be entered into with the DOJ and the SEC, however, remain under discussion with these two agencies. The Company, therefore, cannot predict with certainty the final outcome of the aforementioned investigations or whether the Company or any of its employees will be subject to any additional remedial actions following completion of these investigations.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special meeting of shareholders held on June 7, 2006, the shareholders of the Company approved an amendment and restatement of the Restated Articles of Incorporation of the Company (the “Restated Articles”). Of the 92,580,520 votes cast on the proposal, 80,257,322 votes, or approximately 86.7%, were cast in favor of approval of the Restated Articles. Votes against or withheld numbered 12,311,387. The number of abstentions and broker no votes numbered 11,812.

The Restated Articles make a number of changes that enhance the Company’s ability to resist coercive or unfair attempts to take or unduly influence control of the Company including, among other things:

•	a provision that increases the shareholder ownership required to call a special meeting of shareholders from 10% to 25% of the eligible votes;

•	a provision that only incumbent directors may fill vacancies on the Board of Directors, regardless of the cause of the vacancy;

•
a provision that the Board of Directors be classified into three classes of directors, with only one class elected at each annual meeting of shareholders, mirroring the provision contained in the Company’s restated bylaws; and

•
a provision that requires approval by 80% of the votes entitled to be cast for any amendments to any provisions of Article V of the Restated Articles, which is the article that provides for, among other things, the classified Board of Directors.

The Restated Articles also include a number of technical amendments, including a provision that revises the restrictions on the issuance of Class B Common Stock to make clear that the issuance of Class B Common Stock upon exercise of the preferred share purchase rights is permitted.

The foregoing description is qualified in its entirety with reference to the Restated Articles, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 3.1 and is incorporated by reference into this item. The Restated Articles were filed with the Secretary of State of the State of Oregon on June 7, 2006 and became effective on that date.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 6.	EXHIBITS

3.1	2006 Restated Articles of Incorporation of the Registrant (incorporated by reference to Registrant’s current Report on Form 8-K filed on June 9, 2006).

3.2	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of Company’s Current Report on Form 8-K filed on March 22, 2006.

10.1	Amendment No. 3 to Yeon Business Center Lease Agreement (3200 NW Yeon).
.
10.2	Employment Agreement with Tamara L. Adler (Lundgren) (incorporated by reference to Registrant’s Current Report on Form 8-K filed on April 12, 2006).

10.3	Change in Control Severance Agreement with Tamara L. Adler (Lundgren) (incorporated by reference to Registrant’s Current Report on Form 8-K filed on April 12, 2006).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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