Form 10-Q/A
period 2006-05-31
SCHNITZER STEEL INDUSTRIES INC
filed 2006-09-01
CIK 912603

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

SCHNITZER STEEL INDUSTRIES, INC.

INDEX

EXPLANATORY NOTE

The Form 10-Q for the nine months ended May 31, 2006 that was originally filed on August 30, 2006 inadvertently included a version of the consolidated statement of cash flows that was prepared prior to a $6.4 million post closing adjustment between cash and cash equivalents and accounts payable for the nine months ended May 31, 2006.  As such, the correct consolidated statement of cash flows is presented in this Form 10-Q/A.  Additionally, within the Liquidity and Capital Resources section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, net cash provided by operations for the nine months ended May 31, 2006 was updated to agree to the correct consolidated statement of cash flows included in this Form 10-Q/A.

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

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For The Nine Months Ended
	May 31, 2006	May 31, 2005
		(as restated)
Cash flows from operating activities:
Net income	$92,855	$112,425
Noncash items included in income:
Depreciation and amortization	21,301	15,554
Minority interests and pre-acquisition interests	1,481	3,085
Deferred income tax	(6,324)	(21)
Distributed/(undistributed) equity in earnings of joint ventures	16,587	(1,609)
Stock-based compensation expense	2,021	—
Gain on disposition of joint venture assets	(54,618)	—
Excess tax benefit from stock options exercised	(3,831)	14,939
(Gain) loss on disposal of assets	(839)	108
Changes in assets and liabilities:
Accounts receivable	9,818	(6,520)
Inventories	(21,090)	(14,808)
Prepaid expenses and other current assets	12,339	(6,801)
Other assets	579	(675)
Accounts payable	(15,008)	4,231
Accrued liabilities	7,868	(4,406)
Environmental liabilities	(5,375)	(2,496)
Other liabilities	(803)	169

Net cash provided by operating activities	56,961	113,175

Cash flows from investing activities:
Capital expenditures	(62,343)	(40,759)
Acquisitions, net of cash acquired	(102,258)	(22,331)
Cash paid to joint ventures	(1,339)	(1,295)
Proceeds from sale of assets	2,748	645

Net cash used in investing activities	(163,192)	(63,740)

Cash flows from financing activities:
Proceeds from line of credit	123,500	99,100
Repayment of line of credit	(115,500)	(91,400)
Borrowings from long-term debt	293,179	115,600
Repayment of long-term debt	(203,000)	(175,774)
Issuance of Class A common stock	2,809	1,609
Excess tax benefit from stock options exercised	3,831	—
Distributions to minority interests	(3,355)	(3,004)
Dividends declared and paid	(1,558)	(1,545)

Net cash provided (used) by financing activities	99,906	(55,414)

Net increase (decrease) in cash and cash equivalents	(6,325)	(5,979)

Cash and cash equivalents at beginning of period	20,645	11,307

Cash and cash equivalents at end of period	$14,320	$5,328

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

•	PNE, which comprised the joint ventures’ various interests in the Northeast processing and recycling operations that primarily operate in Massachusetts, New Hampshire, Rhode Island and Maine;
•	HMR, a Hawaii metals recycling business that was previously owned 100% by HNC;
•	A payment received from HNC of $36.6 million in cash, net of debt paid, subject to post closing adjustments.

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

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2006 AND 2005

On March 21, 2006, the Company purchased the remaining 40% minority interest in MRL for $25.3 million, net of the forgiveness of $1.9 million in debt. The acquisition of the 40% minority interest enabled the Company to fully leverage its investments in PNE and MRL, who competed in the same geographic regions, by operating as one business to optimize facilities and increase market share. This portion of MRL was recorded at carrying value as of the date of the HNC separation and termination agreement. The purchase price allocation has been prepared on a preliminary basis, and reasonable changes are expected as additional information, such as final valuation reports, becomes available. The following is a summary of the estimated fair values for the assets acquired and liabilities assumed as of the acquisition date (in millions):

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

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2006 AND 2005

The Company’s assets are as follows (in thousands):

	As of May 31,
	2006	2005
Metals Recycling Business	$519,834	$187,604
Auto Parts Business	299,087	187,908
Steel Manufacturing Business	137,794	144,103
Joint Ventures	—	184,942
Total segment assets	956,715	704,557
Corporate	237,344	195,356
Intercompany eliminations	(233,846)	(190,455)
Total assets	$960,213	$709,458

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

Liquidity and Capital Resources

Certain items within the consolidated statements of cash flows for the quarter ended May 31, 2005 have been restated. See Note 1 to the condensed consolidated financial statements for details of the restatement. Net cash provided by operations for the nine months ended May 31, 2006 was $57.0 million, compared with $113.2 million for the same period in the prior fiscal year. Cash provided by operating activities was primarily related to depreciation and amortization, distributed/(undistributed) equity in earnings of joint ventures accounts receivable, prepaid expenses and other current assets, a reduction in deferred taxes, a non-cash gain from the HNC separation and termination agreement and a change in inventories.

Net cash used in investing increased to $163.2 million from $63.7 million. Capital expenditures for the nine months ended May 31, 2006 were $62.3 million, compared with $40.8 million during the first nine months of fiscal 2005. The increase was due to a significant number of infrastructure improvement projects in the Company’s Metals Recycling Business, including preparations for the installation of a mega-shredder and completion of the dock repairs in the Portland, Oregon recycling facility and the installation of a mega-shredder and general yard improvements at the Everett, Massachusetts recycling facility. Expenditures related to acquisition increased from $22.3 million to $102.3 million. The Company also incurred expenditures in the Auto Parts Business for the conversion of two full-service GreenLeaf locations into Pick-N-Pull self-service stores. The Company plans to invest approximately $30 million on capital improvement projects in the next fiscal quarter. Additionally, the Company continues to explore other capital projects that are expected to provide productivity improvements and add shareholder value.

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

Factors That Could Affect Future Results

This Form 10-Q/A, including Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and including particularly, the “Outlook” section, contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the Company’s outlook for the business, and statements as to expected pricing, sales volume, operating margins and operating income, and such statements can be identified generally because they contain “expect,” “believe,” “anticipate,” “estimate” and other words that convey a similar meaning. One can also identify these statements as statements that do not relate strictly to historical or current facts. Examples of factors affecting the Company that could cause actual results to differ materially from current expectations are the following: volatile supply and demand conditions affecting prices and volumes in the markets for both the Company’s products and raw materials it purchases; world economic conditions; world political conditions; changes in federal and state income tax laws; impact of pending or new laws and regulations regarding imports and exports into the United States and other foreign countries; foreign currency fluctuations; competition; seasonality, including weather; energy supplies; freight rates; loss of key personnel; the inability to complete expected large scrap export shipments in the current quarter; consequences of the pending investigation by the Audit Committee of the Company’s Board of Directors into past payment practices in Asia; business integration issues relating to acquisitions of businesses and the separation of the joint ventures described above; and business disruptions resulting from installation or replacement of major capital assets, as discussed in more detail under the heading “Factors That Could Affect Future Results” in the Company’s most recent annual report on Form 10-K or quarterly report on Form 10-Q. One should understand that it is not possible to predict or identify all factors that could cause actual results to differ from the Company’s forward-looking statements. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. The Company does not assume any obligation to update any forward-looking statement.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the fiscal period covered by this Form 10-Q/A, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Remediation Plan

As of the date of the filing of this Form 10-Q/A, the Company has taken or will take the following steps to remediate the material weaknesses:

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

The foregoing description is qualified in its entirety with reference to the Restated Articles, a copy of which is attached to this Quarterly Report on Form 10-Q/A as Exhibit 3.1 and is incorporated by reference into this item. The Restated Articles were filed with the Secretary of State of the State of Oregon on June 7, 2006 and became effective on that date.

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

SCHNITZER STEEL INDUSTRIES, INC. (Registrant)

Date: September 1, 2006	By:	/s/ John D. Carter
John D. Carter
Chief Executive Officer

Date: September 1, 2006	By:	/s/ Gregory J. Witherspoon
Gregory J. Witherspoon
Chief Financial Officer