Form 10-K
period 2006-08-31
SCHNITZER STEEL INDUSTRIES INC
filed 2006-11-13
CIK 912603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-22496

SCHNITZER STEEL INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

OREGON	93-0341923
(State of Incorporation)	(I.R.S. Employer Identification No.)

3200 N.W. Yeon Ave., P.O. Box 10047 Portland, OR (Address of principal executive offices)	97296-0047 (Zip Code)

Registrant’s telephone number, including area code:
(503) 224-9900

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $1 par value	The NASDAQ Stock Market, Inc.
(Title of Each Class)	(Name of each Exchange on which registered)

Class A Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)
Large Accelerated Filer ☐     Accelerated Filer ☑     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s voting common stock outstanding held by non-affiliates on February 28, 2006 was $697,857,969.

The Registrant had 22,792,839 shares of Class A Common Stock, par value of $1.00 per share, and 7,985,366 shares of Class B Common Stock, par value of $1.00 per share, outstanding at October 16, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated herein by reference in Part III.

SCHNITZER STEEL INDUSTRIES, INC.

FORM 10-K

FORWARD-LOOKING STATEMENTS

Statements and information included in this Annual Report on Form 10-K by Schnitzer Steel Industries, Inc. (the “Company”) that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements in this Annual Report on Form 10-K include statements regarding the Company’s expectations, intentions, beliefs and strategies regarding the future, including statements regarding trends, cyclicality, and growth in the markets the Company sells into, strategic direction, future effective tax rates, new product introductions, changes to manufacturing processes, the cost of compliance with environmental and other laws, liquidity positions, ability to generate cash from continuing operations, expected growth, the potential impact of adopting new accounting pronouncements, expected results including pricing, sales volume, gross and operating margins and operating income, obligations under the Company’s retirement plans, savings or additional costs from business realignment programs, and the adequacy of accruals.

When used in this report, the words “believes”, “expects”, “anticipates”, “intends”, “assumes”, “estimates”, “evaluates”, “may”, “could”, “opinions”, “forecasts”, “future”, “forward”, “potential”, “probable”, and similar expressions are intended to identify forward-looking statements.

The Company may make other forward-looking statements from time to time, including in press releases and public conference calls. All forward-looking statements made by the Company are based on information available to the Company at the time the statements are made, and the Company assumes no obligation to update any forward-looking statements, except as may be required by law. Actual results are subject to a number of risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in Item 1A. Risk Factors of Part I of this Form 10-K. Other examples include volatile supply and demand conditions affecting prices and volumes in the markets for both the Company’s products and raw materials it purchases; world economic conditions; world political conditions; changes in federal and state income tax laws; impact of pending or new laws and regulations regarding imports and exports into the United States and other foreign countries; foreign currency fluctuations; competition; seasonality, including weather; energy supplies; freight rates; loss of key personnel; the expected outcome of the settlements with the United States Department of Justice and the U.S. Securities and Exchange Commission, as well as expectations regarding the Company’s compliance program; business integration issues relating to acquisitions of businesses and the separation of the joint ventures described herein; and business disruptions resulting from installation or replacement of major capital assets.

PART I

ITEM 1.	BUSINESS

General

Founded in 1906 as a one-man scrap metal operation, Schnitzer Steel Industries, Inc., an Oregon corporation (the “Company”), is currently one of the nation’s largest recyclers of ferrous and nonferrous metal, a leading recycler of used and recycled auto parts and a manufacturer of finished steel products. The Company bought, traded, brokered and processed over four million tons of recycled metal, processed more than 240,000 vehicles and produced over 700,000 tons of finished steel products during fiscal 2006.

The Company operates in three business segments that include the Metals Recycling Business, the Auto Parts Business and the Steel Manufacturing Business. The Metals Recycling Business purchases, collects, trades, brokers, processes and recycles metal by operating one of the largest metals recycling businesses in the United States. The Auto Parts Business is one of the country’s leading self service and full service used auto parts networks. Additionally, the Auto Parts Business is a supplier of autobodies to the Metals Recycling Business, which processes the autobodies into sellable recycled metal. The Steel Manufacturing Business purchases recycled metal from the Metals Recycling Business and uses its mini-mill to process the recycled metal into finished steel products. The Company provides an end of life cycle solution for a variety of products through its vertically integrated business, including resale of used auto parts, processing autobodies and other metal products and manufacturing scrap metal into finished steel products.

Company Growth

On September 30, 2005, the Company and Hugo Neu Corporation (“HNC”) and certain of their subsidiaries closed a transaction to separate and terminate their metal recycling joint venture relationships. The Company received the following as a result of the HNC joint venture separation and termination:

•	Prolerized New England Company (“PNE”), which comprised the joint ventures’ various interests in the Northeast processing and recycling operations that primarily operate in Massachusetts, New Hampshire, Maine and Rhode Island and which now operates under the trade name Schnitzer Northeast;

•	The assets and related liabilities of Hugo Neu Schnitzer Global Trade, LLC (“Global Trade”) related to a scrap metals business in parts of Russia and the Baltic region, including Poland, Denmark, Finland, Norway and Sweden. The Company entered into a non-compete agreement with HNC that bars HNC from buying scrap metal in certain areas in Russia and the Baltic region for a five-year period ending on June 8, 2010, which the Company now operates as Schnitzer Global Exchange;

•	THS Recycling LLC, dba Hawaii Metals Recycling Company (“HMR”), a Metals Recycling business in Hawaii that was previously owned 100% by HNC, which the Company now operates as Schnitzer Steel Hawaii, Inc.; and

•	A payment received from HNC of $37 million in cash.

HNC received the following as a result of the HNC joint venture separation and termination:

•	The joint venture operations based in New Jersey, New York and California, including the scrap metal processing facilities, marine terminals and related ancillary satellite sites, the interim New York City recycling contract, and other miscellaneous assets; and

•	The assets and related liabilities of Global Trade that are not related to the Russian and Baltic region.

In addition, in connection with the HNC separation and termination agreement:

•	The Company and HNC and certain of their affiliates entered into a number of related agreements governing, among other things, employee transition issues, benefit plans, scrap metal sales and other transitional services;

•	The Company and HNC and certain of their affiliates executed and delivered mutual global releases;

•	The Company recorded $4 million of environmental liabilities; and

•	Purchase accounting has been finalized and a dispute exists between the Company and HNC over post-closing adjustments. The Company believes it has adequately accrued for this dispute.

On September 30, 2005, the Company acquired GreenLeaf Auto Recyclers, LLC (“GreenLeaf”), five store properties previously leased by GreenLeaf and certain GreenLeaf debt obligations. GreenLeaf is engaged in the business of auto dismantling and recycling and sells its products primarily to collision and mechanical repair shops. This business is referred to as full service auto dismantling. Total consideration for this transaction was $45 million, subject to post-closing adjustments. The Company also recorded a reserve of $13 million for estimated environmental liabilities as a result of due diligence performed in connection with this acquisition.

On October 31, 2005, the Company purchased substantially all of the assets of Regional Recycling LLC (“Regional”) for $69 million in cash and the assumption of certain liabilities, a working capital adjustment and acquisition costs. The Company’s Southeast operations conducted with the assets acquired from Regional include nine metals recycling facilities located in the states of Georgia (Atlanta (3), Gainesville, Cartersville, Rossville and Bainbridge) and Alabama (Birmingham and Attalla) which process ferrous and nonferrous scrap metal. The business is situated in a growing market for recycled metal, as the Southeastern United States is home to a large number of steel mills, industrial manufacturing companies, auto manufacturers and auto-parts suppliers. Regional sells its ferrous metal to domestic steel mills in its area and its nonferrous metal to both domestic and foreign markets. The Company recorded a reserve of $8 million for estimated environmental liabilities based on due diligence performed in connection with this acquisition.

As part of its joint venture relationship with HNC, the Company indirectly owned a 30% interest in a Rhode Island based metals recycling business, Metals Recycling, LLC (“MRL”), with HNC and a minority interest owning the remaining 30% and 40%, respectively. On September 30, 2005, when the Company closed the transaction to separate and terminate its joint venture relationship with HNC, it obtained HNC’s 30% ownership interest. Accordingly, the assets of MRL relating to the 30% ownership obtained from HNC were adjusted to estimated fair value on the date of separation and termination of joint venture interests. On March 21, 2006, the Company purchased the remaining 40% minority interest in MRL for $25 million. The acquisition of the 40% minority interest enabled the Company to fully integrate its investments in PNE and MRL, which are located in the same geographic region, by operating as a single business to optimize facilities and increase market share.

Metals Recycling Business

Products.  The Metals Recycling Business buys, sells, trades and brokers recycled metal, ferrous (containing iron) and nonferrous metal (not containing iron). The Company processes raw metal by sorting, shearing, shredding, torching and baling, resulting in metal processed into pieces of a size, density and purity required by customers for use in their production. Smaller, more homogenous pieces of processed metal have more value because they melt more easily than larger pieces and more completely fill a steel mill’s furnace charge bucket, which results in lower energy usage and shorter cycle times.

One of the most efficient ways to process and sort metal is to use shredding systems. Currently, each of the Portland, Oregon; Oakland, California; Everett, Massachusetts; and Johnston, Rhode Island facilities operates a large shredder capable of processing up to 1,500 tons of metal per day, and the Tacoma, Washington facility has a mega-shredder capable of processing over 2,500 tons of metal per day. Kapolei, Hawaii operates a smaller shredder. Coupled with the additional capacity, the mega-shredder provides the ability to shred more efficiently and process a greater range of materials, including larger and thicker pieces of metal. The Company is in the process of completing the installation of mega-shredders in Portland, Oregon; Oakland, California and Everett, Massachusetts. Mega-shredders are designed to provide a denser product and, in conjunction with new separation equipment, a more pure (refined) and preferable form of ferrous metal which can be more efficiently used by steel mills. The larger machine enables the Company to accept more types of material and broadens the types of material that can be fed into the shredder, resulting in more efficient processing. Shredders can reduce autobodies, home appliances and other metal into fist-size pieces of shredded recycled metal in seconds. The shredded material is then carried by conveyor under magnetized drums, which attract the recycled ferrous metal and separate it from the nonferrous metal and other residue found in the shredded material, resulting in a relatively pure and clean shredded ferrous product. The remaining nonferrous metal and residue then pass through a process that mechanically separates the nonferrous metal from the residue. The remaining nonferrous metal is either hand sorted and graded before being sold or is sold unsorted. In 2006, the Company introduced induction sorting systems, which have helped further improve the recoverability of stainless steel and other valuable nonferrous metal in the Company’s Oakland, California; Tacoma, Washington; and Johnston, Rhode Island facilities. During 2007, the Company will continue to invest in nonferrous metal recovery methods in order to maximize the recoverability of stainless steel and other valuable nonferrous metal.

Production at the Company’s Oakland, California facility was curtailed for several weeks during first quarter of fiscal 2007 to accommodate placement of the new mega-shredder on the location of the existing shredder. Installation of the mega-shredders in Everett, Massachusetts and Portland, Oregon during the first and second quarters of fiscal 2007, respectively, will have varying impacts on ongoing production at these facilities.

The Metals Recycling Business has a component that purchases processed ferrous metal from metal processors that operate in Russia and certain Baltic countries and sells this metal to steel mills. The Company acquired full ownership of this business as a result of the HNC separation and termination agreement. Russia and the Baltic countries are attractive markets because of the ample supply of unprocessed metal due to the Cold War Era infrastructures, many of which are closed or obsolete. However, the Russian and Baltic transportation infrastructures make it more economically challenging to access the metal. Similarly, the Company brokers processed scrap metal from Japan which it sells to customers in Korea and trades other processed scrap metal. The Company’s management believes that this business complements the processing business and allows the Company to further meet its customers’ needs as well as expand the Company’s global market share of the recycled ferrous metal business.

Customers.  The Company sells recycled metal to foreign and domestic customers, including the Steel Manufacturing Business.

The Company has developed long-standing relationships with foreign and domestic steel producers. During 2005, the Company’s primary ferrous metal export customers were located in South Korea and China. In 2006, the Company established a goal of expanding and diversifying its customer base and significantly increased its sales to Taiwan, Turkey, Malaysia, Spain, India, Egypt, Mexico and other countries located in Asia and Europe. The Company has representatives in South Korea, China and Japan to better serve Asian markets. In order to further diversify into other foreign markets, the Company entered into agreements with representatives in Turkey and Spain during 2006.

The Metals Recycling Business’ five largest ferrous metal customers accounted for 16% and 66% of recycled ferrous metal revenues to unaffiliated customers in fiscal 2006 and 2005, respectively. One customer represented less than 10% and 18% of revenues in fiscal 2006 and fiscal 2005. Purchases by the Company’s recycled ferrous metal customers vary from year to year due to demand, competition, relative currency values and other factors. Ferrous metal sales are generally denominated in U.S. dollars, and most shipments to foreign customers are supported by letters of credit. Ferrous metal is shipped primarily via ships, railroad cars and trucks.

The following table sets forth, on a dollar and volume basis, the amount of recycled ferrous metal sold by the Metals Recycling Business to certain groups of customers during the last three fiscal years:

	Year Ended August 31,
	2006		2005		2004
	Revenues(1)	Vol.(2)	Revenues(1)	Vol.(2)	Revenues(1)	Vol.(2)

Recycled Ferrous Metal:
Foreign-processed	$534	2,098	$336	1,175	$270	1,170
Foreign-trading	330	1,272	—	—	—	—
Steel Manufacturing Business	142	668	137	625	112	618
Domestic — processed	126	523	15	65	11	57

Total recycled ferrous metal	$1,132	4,561	$488	1,865	$393	1,845

(1)	Revenues in millions of dollars

(2)	Volume in thousands of long tons (2,240 pounds).

The Company also sells recycled nonferrous metal to foreign and domestic customers. The Company’s improved extraction processed for recovering nonferrous metal from its shredding process has provided increasing supplies for its Metals Recycling Business to sell to foreign customers. Many of the Company’s industrial suppliers utilize nonferrous metal in manufacturing automobiles and auto parts.

The following table sets forth, on a dollar and volume basis, the amount of recycled nonferrous metal sold by the Company’s Metals Recycling Business to foreign and domestic customers during the last three fiscal years:

	Year Ended August 31,
	2006		2005		2004
	Revenues(1)	Vol.(2)	Revenues(1)	Vol.(2)	Revenues(1)	Vol.(2)

Recycled Nonferrous Metal
Foreign	$151	195	$65	117	$52	107
Domestic	116	107	6	9	5	11

Total recycled nonferrous metal	$267	302	$71	126	$57	118

(1)	Revenues in millions of dollars

(2)	Volume in millions of pounds.

Markets.  Recycled metal prices are subject to market cycles which are influenced by many factors, including worldwide demand from steel and other metal producers and readily available supplies of materials that can be processed into sellable scrap. Average net sales price for recycled ferrous metal decreased in fiscal 2006 to $215 per ton from an all time historical high of $230 per ton in fiscal 2005. However, the fiscal 2006 average net sales price still exceeds the average net sales prices in fiscal 2004 and fiscal 2003 of $184 and $122 per ton, respectively. Prices for both domestic and foreign recycled ferrous metal are generally based on prevailing market rates. Export recycled ferrous metal sales contracts generally provide for shipment within 30 to 90 days after the price is agreed, which, in most cases, includes freight. The Company responds to changing price levels by adjusting purchase prices at its Metals Recycling facilities in order to maintain its operating margin dollars per ton. However, the Company’s ability to fully maintain its operating margin through periods of rapidly declining prices may be limited by the impact of lower purchase prices on the volume of recycled metal flowing to the Company from marginal unprocessed metal suppliers. Accordingly, the Company believes it generally benefits from rising recycled metal prices, which allow the Company to better maintain or expand both margins and unprocessed metal flow into its facilities.

Distribution.  The Company delivers ferrous and recycled nonferrous metal to foreign steel customers by ship or container. The Company achieves cost efficiencies by operating deep water terminal facilities at Portland, Oregon; Oakland, California; Tacoma, Washington; Everett, Massachusetts and Providence, Rhode Island. The Company owns all of its terminal facilities except for the Providence, Rhode Island facility, which is operated under a long-term lease. The Company’s Kapolei, Hawaii operation ships from a public dock. Additionally, because the Company operates most of the terminal facilities, it is not normally subject to the same berthing delays often experienced by users of unaffiliated terminals. The Company believes that its loading costs are lower than they would be if the Company were to utilize third party terminal facilities.

Sources of Unprocessed Metal.  The most common forms of raw metal purchased by the Company are obsolete machinery and equipment such as automobiles, railroad cars, railroad tracks, home appliances and demolition metal from buildings and other obsolete structures. This metal is acquired from suppliers at market prices at the Company’s metals recycling facilities, from Company drop boxes at a diverse base of suppliers’ industrial sites and through negotiated purchases from other large suppliers, including railroads, industrial manufacturers, automobile salvage facilities, metal dealers and individuals. Metals recycling facilities situated nearest to unprocessed metal sellers and major transportation routes have a competitive advantage because of the significance of freight charges relative to the value of metal. The majority of the Company’s scrap metal collection and processing facilities receive raw metal via major railroad routes, deep water ports and major highways, which management believes provide the Company with a competitive advantage. The locations of the Company’s West Coast facilities allow it to competitively purchase raw metal from Hawaii, the San Francisco Bay area, northwards up the West Coast to Western Canada and Alaska and to the east including Idaho, Montana, Utah and Nevada. The Company’s East Coast facilities provide access to sources of unprocessed metal in Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont. In the Southeast, the Company purchases approximately half of its ferrous and nonferrous unprocessed metal volume from industrial companies, with the remaining volume being purchased from smaller dealers. These industrial companies provide the Metals Recycling Business with metals that are by-products of their manufacturing processes. This material is collected via drop boxes located at each industrial company’s site. The Southeastern United States has recently become a highly attractive location for domestic and international auto manufacturers, specifically Alabama and Georgia where the Company’s Southeastern facilities are located. With the rise of automobile manufacturing in the Southeast, automobile parts manufacturers have also established facilities in this area. These manufacturers have provided the Company with a consistent and growing supply of scrap metal.

The Company is a 50% partner in two joint ventures operating out of Richmond, California, which are industrial plant demolition contractors. These joint ventures dismantle industrial plants, perform environmental remediation, resell any machinery or pieces of steel that are salvaged from the plants in a usable form and sell other recovered metal, primarily to the Company. The Company is also a 50% partner in two joint ventures in Oregon and Idaho which process recycled metal and a 50% partner in a joint venture which sources scrap metal from railroads. The Company purchases a portion of the output from all three companies on a regular basis both for export to foreign customers and as domestic supply for the Steel Manufacturing Business. Purchase terms are negotiated at arm’s-

length between the Company and its other joint venture partners. These five joint ventures experienced combined revenues of $46 million, $40 million, and $28 million in fiscal 2006, 2005 and 2004, respectively, and operating profits of $6 million, $5 million and $2 million for 2006, 2005 and 2004, respectively.

Seasonality.  The Company makes a number of large recycled ferrous metal shipments to foreign steel producers each year. The Company’s control over the timing of shipments is limited by customers’ requirements, shipping schedules, availability of suitable vessels and other factors. Variations in the number of shipments from quarter to quarter, often as a result of the timing of obtaining vessels, can result in significant fluctuations in quarterly revenues, earnings and inventory levels. Freezing conditions in the Baltic region generally limit the Company’s ability to ship product from this area for parts of the second and third fiscal quarters.

Backlog.  On August 31, 2006, the Metals Recycling Business had a backlog of firm orders for export ferrous metal of $145 million, as compared to $37 million on August 31, 2005.

Competition.  The Company competes for both the purchase of scrap metal from suppliers and the sale of processed recycled metal to finished steel producers. Competition for metal purchased in the Metals Recycling Business’ markets comes primarily from large well-financed recyclers of scrap metal as well as smaller metal facilities and dealers. Many of these recyclers have varying types and sizes of processing equipment that include fixed and mobile shears and large and small ferrous metal shredders, all with varying effects on the selling price of recycled metal. The Company also competes with brokers who buy scrap metal on behalf of domestic and foreign mills. Brokers in the Company’s markets have also begun to coordinate shipments of certain grades of processed scrap from smaller scrap dealers to foreign mills via shipping containers. The predominant competitive factors that impact the Company’s recycled metal sales and its ability to obtain unprocessed metal are price (including shipping cost), availability, reliability of service and product quality.

The Company competes with a number of foreign and domestic recycled metal processors for export sales. Price (including shipping cost) and availability are the two most important competitive factors, but reliability of service and product quality are also relevant factors.

Auto Parts Business

	Year Ended August 31,
	2006	2005	2004
	(In millions)

Revenue	$218	$108	$82
Operating Income	$28	$28	$26
Operating Margin	13%	26%	32%

Products.  The Auto Parts Business purchases used and salvaged vehicles and sells used parts from these vehicles through its self service and full service auto parts stores located in the United States and Canada. The remaining portions of the vehicles are sold to metal recyclers, including the Metals Recycling Business where geographically feasible.

Customers.  Self service stores serve customers who remove used auto parts from vehicles that are in inventory, without the assistance of the store employees. Full service stores retain a professional staff that dismantle, test and inventory individual parts and generally maintain newer cars in inventory. These parts are then delivered to businesses or wholesale customers, typically collision and mechanical repair shops, via Company delivery trucks. The Company also has two locations that are comprised of both self service and full service stores. The Company’s Auto Parts Business model has enhanced the Company’s competitive position through its proprietary technology, which is used to centrally manage and operate the geographically diverse network; the consistent approach of offering customers a large selection of cars from which to obtain parts; and its efficient processing of autobodies. Additionally, this business has taken various steps, including remodeling certain facilities, to improve its customers’ shopping experiences at its stores.

The Company is dedicated to supplying low-cost used auto parts to its customers. In general, management believes that the prices of parts at its self service stores are significantly lower than full service auto dismantling prices, retail car part store prices and car dealership prices. Each self service store offers an extensive selection of vehicles from which consumers can remove parts. The Company carries domestic and foreign cars, vans and light trucks and regularly rotates its inventory to provide its customers with greater access to a continually changing parts inventory.

Distribution.  The Company sells used auto parts from each of its self service and full service retail locations. Upon arriving at a self service store, a customer typically pays an admission charge and signs a liability waiver before entering the facility. When a customer finds a desired part on a vehicle, the customer removes it and pays a pre-established price for the part. The full service business sells its part primarily to collision and mechanical repair shops through its sales force, which includes inside and outside sellers. Once these parts are sold, they are pulled from inventory, cleaned, tested, and shipped to the customer through a network of company owned or leased local delivery trucks. In addition, the full service business runs nightly transfer trucks between locations. These transfer trucks allow the full service business to share inventory from multiple locations within a region and offer them for sale to each customer within that region with next day delivery.

Once the vehicle is removed from the customer area, certain remaining parts that can be sold wholesale (cores) are removed from the vehicle. In California, Florida and Texas, these cores (such as engines, transmissions and alternators) are consolidated at central facilities. From this facility, the parts are sold through an auction system to a variety of different wholesale buyers. Due to larger volumes generated by this consolidation process and higher prices for nonferrous metals, the Company has been able to obtain increasingly higher prices for these cores.

After the core removal process is complete, the remaining auto body is crushed and sold as scrap metal in the wholesale market. The autobodies are sold on a price per ton basis, which is subject to fluctuations in the recycled ferrous metal markets. During fiscal 2006 and 2005, the Auto Parts Business had sales of $15 million and $13 million, respectively, to the Metals Recycling Business, thereby making the Metals Recycling Business the Auto Parts Business’ single largest customer. The Company’s wholesale business consists of its core and scrap sales.

Marketing.  During 2006, the Auto Parts Business undertook a number of new marketing initiatives, which address the unique customer base served by both full service and self service businesses. The full service brand marketing plan recognizes the role that institutional entities such as insurance companies and consolidators play in the purchasing cycle as well as local repair facilities and utilizes a marketing infrastructure that addresses all levels of customers. Through market education forums, market mailer programs, participation in industry forums and local marketing initiatives, the full service platform highlights the advantages of using recycled auto parts to the consumer. The self service platform incorporates various components, including a points-based system for buying media, which is focused on making targeted impressions in the market. It also includes detailed marketing research to better establish who customers are, what they care about in their buying experience and what their buying and media habits are. The results of this research are utilized to position the brand and improve media purchases and message content. Additionally, the Auto Parts Business has incorporated more retail-oriented promotional techniques and has provided each store with a custom- tailored marketing calendar. The Auto Parts Business established a process to make parts inventory from its full service stores available to its self service store customers by transferring lower demand items to the self service locations.

The Company typically seeks to locate its facilities with convenient access to major streets and in major population centers. By operating at locations that are convenient and visible to the target customer, the stores seek to become the first stop a customer makes in acquiring used auto parts. Convenient locations also make it easier and less expensive for suppliers to deliver vehicles. The Company has also developed side by side full service and self service locations to enhance the scope of parts available to its customers.

Sources of Vehicles.  The Company obtains vehicles from four primary sources: tow companies, private parties, auto auctions and charities. The Company employs car buyers who travel to vendors and bid on vehicles. The Company also has a program to purchase vehicles from private parties called “Cash for Junk Cars.” This program is advertised in telephone directories and newspapers. Private parties call a toll free number and receive a quote for their vehicle. The private party can either deliver the vehicle to one of the Company’s retail locations or the Company can arrange for the vehicle to be picked up. The Company is also attempting to secure more vehicle supplies at the source by contracting with additional supply. The full service business purchases damaged vehicles, reacquired vehicles and salvageable production parts from inactive test vehicles from Ford Motor Company and resells these parts through its sales network.

Seasonality.  Historically, retail sales and admissions are somewhat seasonal and principally affected by weather and promotional events. Since the Company’s stores are subject to the natural elements, during periods of prolonged wet, cold or extreme heat, the Company’s retail business tends to slow down due to difficult customer working conditions. As a result, the Company’s first and third fiscal quarters tend to generate the most retail sales and the second and fourth fiscal quarters are the slowest in terms of retail sales. By contrast, business at the Company’s full service stores, which supply collision shops, tends to increase during periods of inclement weather.

Competition.  The Company competes for customers with both self service and full service auto dismantlers as well as larger well-financed retail auto parts businesses. In addition, the Company competes for vehicle inventory with other dismantlers, used car dealers, auto auctions and metal recyclers. Vehicle costs can fluctuate significantly depending on market conditions and prices for recycled metal.

Steel Manufacturing Business

Products.  The Steel Manufacturing Business produces steel rebar, wire rod, merchant bar, coiled rebar and other specialty products. Rebar is straight length steel bar used to increase the tensile strength of poured concrete. Merchant bar consists of round, flat, angle and square steel bars used by manufacturers to produce a wide variety of products, including gratings, steel floor and roof joists, safety walkways, ornamental furniture, stair railings and farm equipment. Coiled products consist of wire rod and coiled rebar. Wire rod is steel wire, delivered in coiled form, and is used by manufacturers to produce a variety of products such as chain link fencing, nails, wire and stucco netting. Coiled rebar is rebar delivered in coils rather than in straight lengths, which is preferred by some manufacturers as it reduces the waste and improves yield generated by cutting individual lengths to meet customer specifications.

The table below sets forth, on a dollar and volume basis, revenues from the sale of these products during the last three fiscal years:

	Year Ended August 31,
	2006		2005		2004
	Revenues(1)	Vol.(2)	Revenues(1)	Vol.(2)	Revenues(1)	Vol.(2)

Rebar	$215	390	$163	316	$144	340
Coiled products	124	234	117	216	94	233
Merchant bar	47	76	34	60	32	66
Other products	1	3	1	1	1	3

Total	$387	703	$315	593	$271	642

(1)	Revenues in millions of dollars

(2)	Volume in thousands of short tons (2,000 pounds).

Customers.  During fiscal 2006, the Steel Manufacturing Business sold its steel products to approximately 300 customers primarily located in the 10 western states. Approximately 42% of these sales were made to customers in California. The Steel Manufacturing Business’ customers are principally steel service centers, construction industry subcontractors, steel fabricators, wire drawers and major farm and wood product suppliers. The Steel Manufacturing Business’ 10 largest customers accounted for approximately 38% and 44% of its revenues during fiscal 2006 and 2005, respectively.

Distribution.  The Steel Manufacturing Business sells directly from its mill in McMinnville, Oregon, its owned distribution center in El Monte, California (Los Angeles area) and a third-party distribution center in Lathrop, California (Central California). The distribution centers facilitate sales by maintaining an inventory of products close to major customers for just-in-time delivery. The Steel Manufacturing Business produces and inventories a mix of products forecasted to meet the needs of customers. The Steel Manufacturing Business communicates regularly with major customers to determine their anticipated needs and plans its rolling mill production schedule accordingly. Shipments to customers are made by common carrier, primarily truck or rail.

Recycled Metal Supply.  The Company believes it operates the only mini-mill in the Western United States that obtains its entire recycled metal requirement from its own affiliated metal recycling operations. There have at times been regional shortages of recycled metal, with some mills being forced to pay higher prices for recycled metal shipped from other regions or to temporarily curtail operations. The Company’s Metals Recycling Business is able to supply the Steel Manufacturing Business with both recycled metal that it has processed and recycled metal that it has purchased from third-party processors. The Metals Recycling Business is also able to deliver to the Steel Manufacturing Business an optimal mix of recycled metal grades to achieve maximum efficiency in its melting operations. Because the Company’s steel mill and major Metals Recycling facilities are located on railway routes, the Company benefits from the reduced cost of shipping recycled metal by rail.

Energy Supply.  Electricity and natural gas represented approximately 5% and 3%, respectively, of the Steel Manufacturing Business’ cost of goods sold in fiscal 2006. In fiscal 2005, electricity and natural gas represented approximately 5% and 2%, respectively, of the Steel Manufacturing Business’ cost of goods sold.

The Steel Manufacturing Business purchases electric power under a long-term contract from McMinnville Water & Light (“McMinnville”), which in turn relies on the Bonneville Power Administration (“BPA”). Historically, these contracts have had favorable prices. This contract expires in September 2011. On October 1, 2001, the BPA increased its electricity rates due to increased demand on the West Coast and lower supplies. This rate increase was in the form of a Cost Recovery Adjustment Clause (“CRAC”) added to BPA’s contract with McMinnville. The CRAC is an additional monthly surcharge on selected power charges to recover costs associated with buying higher priced power during West Coast power shortages. Starting October 1, 2006, BPA can adjust the CRAC on an annual basis instead of every six months. It is not possible for the Company to predict future rate changes. The CRAC for October 1, 2006 to September 30, 2007 is zero.

The Steel Manufacturing Business also has a contract for natural gas that expires on May 31, 2009 and obligates it to purchase minimum amounts of gas at fixed rates, which adjust periodically. Effective April 1, 2006, the natural gas rate increased to $7.85 per Million British Thermal Units (“MMBTU”) from $6.90 per MMBTU. This agreement is a take or pay contract with a minimum average usage of 3,500 MMBTU per day. All natural gas used by the Steel Manufacturing Business must be transmitted via a pipeline owned by Northwest Natural Gas Company that also serves its local residential customers. To protect against interruptions in gas supply, the Steel Manufacturing Business maintains stand-by propane gas storage tanks that have the capacity to hold enough gas to operate one of the rolling mills for at least three days without refilling.

Manufacturing.  The Company has continued to reinvest in its mini-mill to improve efficiencies. The Steel Manufacturing Business’ meltshop includes a 108-ton capacity electric-arc furnace, ladle refining furnace and five-strand continuous billet caster. The melt shop has enhanced steel chemistry refining capabilities, permitting the mill to produce special alloy grades of steel not currently produced by other mills on the West Coast. The melt shop produced approximately 719,000, 672,000 and 652,000 tons of billets during fiscal 2006, 2005 and 2004, respectively.

The Company operates two computerized rolling mills that allow for synchronized operations of the rolling mills and related equipment. The billets produced in the melt shop are reheated in two natural gas-fueled furnaces and are then hot-rolled through one of the two mills to produce finished products. Rolling mill #1 is a 17-stand mill that was rebuilt in 1986. Rolling mill #2 is an 18-stand mill which was installed in 1996. In 1997, a rod block and related equipment for the manufacture of wire and coiled rebar was added to rolling mill #2. Since then, the Company has completed a number of improvement projects to both mills designed to increase the operating efficiency of each mill as well as to increase the types of products that can be competitively produced. Management continues to monitor the market for new products and, through discussions with customers, identify additional opportunities.

In fiscal 2005, the Company installed a new furnace in the melt shop and made major repairs to the hotbed in rolling mill #1. The installation and repairs were made to increase the production of billets and improve the quality of products produced. During fiscal 2006, the Company began the process of enlarging the billet reheat furnace on rolling mill #2 as well as upgrading the billet yard craneway. This expansion, which is scheduled for completion in the second quarter of fiscal 2007, will increase rebar production on rolling mill #2 as well as improve the process of inventory movement in the billet yard. This will allow the Steel Manufacturing Business to increase its finished steel production.

Seasonality.  The Steel Manufacturing Business’ revenues can fluctuate significantly between quarters due to factors such as the seasonal slowdown in the construction industry, which occurs from the late fall through early spring. In the past, the Steel Manufacturing Business has generally experienced its lowest sales during the second quarter of the fiscal year. Although the Company did not experience a slowdown in the second quarter of fiscal 2006, it expects this pattern to recur in the future.

Backlog.  The Steel Manufacturing Business generally ships products within days after the receipt of purchase orders. Backlogs are seasonal and are typically larger in the Company’s third and fourth fiscal quarters.

Competition.  The principal competitive factors in the Steel Manufacturing Business’ market are price, product availability, quality and service. The mill’s primary domestic competitors are Nucor Corporation’s manufacturing facilities in Utah and Washington and Tamco’s facility in California.

In addition to domestic competition, the Steel Manufacturing Business has historically competed intensely with foreign steel producers principally located in Asia, Canada, Mexico and Central and South America in certain of its product lines, principally shorter length rebar and certain wire rod grades. In the spring of 2002, the U.S. Government imposed anti-dumping and countervailing duties against wire rod products from eight foreign countries. These duties remain in effect today, are periodically reviewed, and do not have a set expiration date.

Strategic Focus

Acquisitions

The Company intends to continue to focus on growth through value-creating acquisitions in its Metals Recycling and Auto Parts businesses. The Company will pursue acquisitions it believes will create shareholder value and will earn after-tax income in excess of its cost of capital. With the Company’s continued strong balance sheet, cash flows from operations and available borrowing capacity, the Company believes it is in an attractive position to complete reasonably priced acquisitions fitting the Company’s long-term strategic plans.

Processing and Manufacturing Technology Improvements

Another strategic focus of the Company is to be an efficient and competitive producer of both recycled metal and finished steel products in order to maximize the operating margin for both operations. To meet this objective, the Company has historically focused on, and will continue to emphasize, the cost effective purchasing and efficient processing of metal. The Company has made significant investments in modern equipment to ensure that its technology is cost efficient in order to produce high quality products and to maximize economies of scale. The Company will continue to invest in equipment to improve the efficiency and capabilities of its businesses. During fiscal 2006, 2005 and 2004, the Company spent $87, $48 and $22 million, respectively, on capital improvements. These expenditures were incurred in order to modernize the Company’s metal processing facilities and self service and full service auto parts stores and perform selected efficiency improvements in its steel manufacturing facility. The Company believes these investments will provide future returns in excess of its cost of capital and will create value for its shareholders.

The Metals Recycling Business continually reviews the state of processing equipment and evaluates whether its current equipment is capable of efficiently processing the materials available to it. Some of the Company’s significant planned capital projects during fiscal 2007 include:

•	Completing the installation of a state-of-the-art mega-shredder in the Oakland, California facility by the first quarter of fiscal 2007 in order to reduce operating costs and improve product quality as well as allow the shredding of materials that could not previously be shredded. The Company has also begun the installation of a mega-shredder in the Portland, Oregon facility, which is expected to be completed by the third quarter of fiscal 2007. Another mega-shredder is being installed in the Company’s Everett, Massachusetts facility and is expected to be completed in the first quarter of fiscal 2007;

•	Investing in efficient and technologically advanced automated sorting systems to recover increased volumes of nonferrous metal from the shredding process. In fiscal 2006, the Company began introducing induction sorting systems to improve the recoverability of high value stainless steel and other nonferrous metal. The new equipment was installed in each of the Company’s Oakland, California; Tacoma, Washington; Everett, Massachusetts and Johnston, Rhode Island facilities during fiscal 2006. The Company plans to invest additional funds in equipment to capture more nonferrous materials in fiscal 2007.

•	Continuing the reconfiguration and modernization of the Portland, Oregon and Everett, Massachusetts facilities.

The Steel Manufacturing Business operates an electric arc furnace and two rolling mills. Management continually reviews operations to identify areas where efficiencies can be maximized with an appropriate cost benefit. The new furnace installed in the melt shop in fiscal 2005 has increased billet production by 11%. When the billet reheat furnace is expanded, it will provide more input to rolling mill #2 and will allow the mill to increase its finished steel production and take further advantage of anticipated strong West Coast markets for finished steel products. This project is due to be completed in fiscal 2007. Additionally, the billet craneway is being replaced to improve movement of billets and improve safety at the mill.

The Auto Parts Business will continue the integration process of converting several full service facilities to the self service operating model in fiscal 2007. The completion of the integration process will also reduce the redundancies in their infrastructure, which is expected to improve operating results.

Information Technology

During fiscal 2006, the Company continued its technology investment plan to upgrade its software and hardware in order to address the needs brought about by the Company’s recent and expected growth. This plan also provided for the development of common software and hardware platforms for all of the Company’s businesses, the creation of a centralized data center, and the expansion of the Company’s technology team. During fiscal 2006, the Company expanded the technology team, and completed several milestones in the approved plan, most notably the rollout of a new enterprise resource planning (“ERP”) system that became operational on September 1, 2006. The ERP system replaced six general ledger, three credit and collection, five non-trade payables and five capital asset systems. The Company has budgeted $5 million to continue enhancing the Company’s information technology platform during fiscal 2007.

One of the Auto Parts Business’ primary strategies is to centrally manage its geographically diverse and expanding store base using information systems technology to collect data regarding production, processing costs and customer sales. To this end, the technology investment plan underscores the Auto Parts Business’ continued investment in its core information systems to leverage its competitive advantage. The Auto Parts Business is currently testing a point-of-sale system to be utilized ultimately at all of its retail locations. The technology investment plan also supports the evolution of the car purchasing system.

Environmental Matters

Compliance with environmental laws and regulations is a significant factor in the Company’s business. Some of the Company’s businesses are subject to local, state, federal and supranational environmental laws and regulations concerning, among other matters, solid waste disposal, hazardous waste disposal, air emissions, water quality and discharge, dredging and employee health. Environmental legislation and regulations have changed rapidly in recent years, and it is likely that the Company will be subject to even more stringent environmental standards in the future.

Metals Recycling Business

In connection with acquisitions in the Metals Recycling Business in 1995 and 1996, the Company recorded in its financial statements reserves for environmental liabilities previously recorded by the acquired companies. These reserves are evaluated quarterly according to Company policy. On August 31, 2006, environmental reserves for the Metals Recycling Business aggregated $23 million, which is primarily comprised of the reserves established during recent acquisitions and related to the Hylebos Waterway Remediation in Tacoma, Washington.

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

There are two phases to the remediation of the head of the Hylebos Waterway. The first phase was the intertidal and bank remediation, which was conducted in 2003 and early 2004. The second phase was dredging in the head of the Hylebos Waterway, which commenced in July 2005 and was completed in February 2006. During fiscal 2005, the Company paid remediation costs of $16 million related to Hylebos dredging which resulted in a reduction of the recorded environmental liability. The Company’s cost estimates were based on the assumption that dredge removal of contaminated sediments would be accomplished within one dredge season during July 2004 — February 2005. However, due to a variety of factors, including dredge contractor operational issues and other dredge related delays, the dredging was not completed during the first dredge season. As a result, the Company recorded environmental charges of $14 million in fiscal 2005 primarily to account for additional estimated costs to complete this work during a second dredging season. During fiscal 2006, the Company incurred remediation costs of $7 million, which was charged to the environmental reserves, and on August 31, 2006, environmental reserves for the Hylebos Waterway aggregated $4 million. The Company and the Other Party have filed a complaint in the United States District Court for the Western District of Washington against the dredge contractor to recover damages and a significant portion of cost overruns incurred in the second dredging season to complete the project.

GMT and the Other Party are pursuing settlement negotiations and legal actions against other non-settling, non-performing PRPs to recover additional amounts that may be applied against the head of the Hylebos remediation costs. During fiscal 2005, the Company recovered $1 million from four non-performing PRPs. This amount had previously been taken into account as a reduction in the Company’s reserve for environmental liabilities. Uncertainties continue to exist regarding the total cost to remediate this site as well as the Company’s share of those costs; nevertheless, the Company’s estimate of its liabilities related to this site is based on information currently available.

The Natural Resource Damage Trustees (“Trustees”) for Commencement Bay have asserted claims against GMT and other PRPs within the Hylebos Waterway area for alleged damage to natural resources. In March 2002, the Trustees delivered a draft settlement proposal to GMT and others in which the Trustees suggested a methodology for resolving the dispute, but did not indicate any proposed damages or cost amounts. In June 2002, GMT responded to the Trustees’ draft settlement proposal with various corrections and other comments, as did 20 other participants. In February 2004, GMT submitted a settlement proposal to the Trustees for a complete settlement of Natural Resource Damage liability for the GMT site. The proposal included three primary components: (1) an offer to perform a habitat restoration project; (2) reimbursement of Trustee past assessment costs; and (3) payment of Trustee oversight costs. The parties have reached an agreement on the terms of the settlement, which is subject to final agency approval. The Company’s previously recorded environmental liabilities include an estimate of the Company’s potential liability for these claims.

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

Portland Harbor.  In December 2000, the EPA designated the Portland Harbor, a 5.5 mile stretch of the Willamette River in Portland, Oregon, as a Superfund site. The Company’s metals recycling and deep water terminal facility in Portland, Oregon is located adjacent to the Portland Harbor. The EPA has identified at least 69 PRPs, including the Company and Crawford Street Corporation, a subsidiary of the Company (“CSC”), which own and operate or formerly owned and operated sites adjacent to the Portland Harbor Superfund site. The precise nature and extent of any clean-up of the Portland Harbor, the parties to be involved, the process to be followed for such a clean-up, and the allocation of any costs for the clean-up among responsible parties have not yet been determined. It is unclear whether or to what extent the Company or CSC will be liable for environmental costs or damages associated with the Superfund site. It is also unclear whether or to what extent natural resource damage claims or third party contribution or damage claims will be asserted against the Company, as such, a $1 million reserve has been established. While the Company and CSC participated in certain preliminary Portland Harbor study efforts, they are not parties to the consent order entered into by the EPA with other PRPs (“Lower Willamette Group” or (“LWG”) for a Remedial Investigation/Feasibility Study (“RI/FS”)); however, the Company and CSC could become liable for a share of the costs of this study at a later stage of the proceedings.

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

The cost of the investigations and remediation associated with these properties and the cost of employment of source control BMPs is not reasonably estimable until the completion of the data review. While the Company has recorded a liability for its estimated share of the costs of the investigation incurred to date by the LWG, no liability has been recorded for either future investigation costs or remediation of the Portland Harbor.

During fiscal 2006, the Company and CSC, together with approximately 27 PRPs who are not participating in the LWG’s RI/FS, received letters from the LWG and one of its members with respect to participating in the LWG RI/FS and potential claims for past costs and cost allocation and reimbursement. If the Company or CSC declines to participate in the continued implementation of the RI/FS, it is possible that they could be the subject to EPA or DEQ enforcement orders or litigation by the LWG or its members. The Company is cooperating in discussions with the agencies and the LWG and continuing to evaluate alleged liabilities in the context of the available technical, factual and legal information.

During fiscal 2006, the Company incurred immaterial amounts of legal fees relating to the Portland Harbor and has reserved in prior years approximately $1 million for both the federal and state reviews.

Other Metals Recycling Business Sites.  For a number of years prior to the Company’s 1996 acquisition of Proler International Corp. (“Proler”), Proler operated a shredder with an on-site industrial waste landfill in Texas, which Proler utilized to dispose of auto shredder residue (“ASR”) from its operations. In August 2002, Proler entered the Texas Commission on Environmental Quality (“TCEQ”) Voluntary Cleanup Program (“VCP”) toward the pursuit of a VCP Certificate of Completion for the former landfill site. In fiscal 2005, TCEQ issued a Conditional Certificate of Completion, requiring the Company to perform on-going groundwater monitoring and annual inspections, maintenance and reporting. As a result of the resolution of this issue, the Company reduced its reserve related to this site by $2 million in fiscal 2005. In fiscal 2006, the Company paid immaterial amount of costs relating to this site; reserves at August 31, 2006 were $1 million.

During the second quarter of fiscal 2005, in connection with the negotiation of the separation and termination agreement relating to the Company’s metals recycling joint ventures with HNC (see Note 7), the Company conducted an environmental due diligence investigation of certain joint venture businesses it proposed to acquire. As a result of this investigation, the Company identified certain environmental risks and accrued $3 million for its share of the estimated costs to remediate these risks upon completion of the separation, which was included in the consolidated statements of operations in fiscal 2005. During the first quarter of fiscal 2006, an additional $12 million in environmental liabilities was recorded, in conjunction with purchase accounting, representing the remaining portion of the environmental liabilities associated with the HNC separation and termination agreement as well as the Regional acquisition. During fiscal 2006, $1 million of costs were incurred and as of August 31, 2006, reserves aggregating $14 million related to these acquisitions remain as the remediation is not complete. No environmental compliance proceedings are pending with respect to any of these sites.

In addition to the matters discussed above, the Company’s environmental reserve includes amounts for potential future cleanup of other sites at which the Company or its acquired subsidiaries have conducted business or allegedly disposed of other materials. None of these are material, individually or in aggregate.

Auto Parts Business

From fiscal 2003 through the first quarter of fiscal 2006, the Company completed four acquisitions of businesses in the Auto Parts Business segment. At the time of each acquisition, the Company conducted an environmental due diligence investigation related to locations involved in the acquisition. As a result of the environmental due diligence investigations, the Company recorded a reserve for the estimated cost to address certain environmental matters. The reserve is evaluated quarterly according to the Company policy. On August 31, 2006, environmental reserves for the Auto Parts Business aggregated $18 million, which includes an environmental reserve for the GreenLeaf acquisition. No environmental enforcement proceedings are pending with respect to any of these sites and no amounts were charged to these reserves in fiscal 2006.

In January 2004, the Auto Parts Business was served with a Notice of Violation (“NOV”) of the general permit requirements on its diesel powered car crushers at the Rancho Cordova and Sacramento locations from the Sacramento Metropolitan Air Quality Management District (“SMAQMD”). Since receiving the NOV, the Sacramento and Rancho Cordova locations have converted their diesel powered car crushers to electric powered. The Company settled this matter which resulted in payment of a fine to SMAQMD during the Company’s fourth fiscal quarter in 2005. The settlement amount was less than the $1 million the Company had previously reserved for this matter.

Steel Manufacturing Business

The Steel Manufacturing Business’ electric arc furnace generates dust (“EAF dust”), which is classified as hazardous waste by the EPA because of its zinc and lead content. The EAF dust is shipped via specialized rail cars to a firm in the United States that applies a treatment that allows the EAF dust to be delisted as hazardous waste so it can be disposed of as a non-hazardous, solid waste.

The Steel Manufacturing Business has an operating permit issued under Title V of the Clean Air Act Amendment of 1990, which governs certain air quality standards. The permit was first issued in 1998 and has since been renewed through the year 2007. During fiscal 2006, the Company submitted its application for renewal of the 5-year permit. The permit allows the Steel Manufacturing Business to melt up to 900,000 tons of billets per year and allows rolling mill production levels which vary based on levels of emissions.

General Environmental Issues

It is not possible to predict the total size of all capital expenditures or the increases in operating costs or other expenses that may be incurred by the Company or its subsidiaries in complying with environmental requirements applicable to the Company, its subsidiaries and their operations, or whether all such cost increases can be passed on to customers through product price increases. Moreover, environmental legislation has been enacted, and may in the future be enacted, to create liability for past actions that were lawful at the time taken but have been found to affect the environment and to increase public rights of action for environmental conditions and activities. As is the case with steel producers and recycled metal processors in general, if damage to persons or the environment has been caused, or is in the future caused, by the Company’s hazardous materials activities or by hazardous substances now or hereafter located at the Company’s facilities, the Company may be fined and/or held liable for such damage and, in addition, may be required to remedy the condition. There can be no assurance that potential liabilities, expenditures, fines and penalties associated with environmental laws and regulations will not be imposed on the Company in the future or that such liabilities, expenditures, fines or penalties will not have a material adverse effect on the Company.

The Company has, in the past, been found not to be in compliance with certain environmental laws and regulations and has incurred liabilities, expenditures, fines and penalties associated with such violations. The Company’s objective is to maintain compliance. Efforts are ongoing to be responsive to environmental regulations.

The Company believes that it is materially in compliance with currently applicable environmental regulations and, except as discussed above, does not anticipate any substantial capital expenditures for new environmental control facilities during fiscal 2007.

Segment Financial Information and Geographic Information

For segment reporting purposes, each of the Company’s three operating divisions (Metals Recycling Business, Steel Manufacturing Business, and Auto Parts Business) represent an operating segment as defined under Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). For further financial information on our reportable segments, as well as geographic information, please refer to the information contained in Note 17, “Segment Information”, of the Notes to Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data.

Employees

As of August 31, 2006, the Company had 3,252 full-time employees, consisting of 1,075 employees at the Company’s Metals Recycling Business, 538 employees at the Steel Manufacturing Business, 1,545 employees at the Auto Parts Business and 94 corporate administrative employees. Of these employees, as of August 31, 2006, 927 are covered by collective bargaining agreements with twenty unions. The Steel Manufacturing Business’ contract with the United Steelworkers of America (“USA”) covers 382 of these employees. The contract with the USA, which was successfully negotiated in fiscal 2005 and expires on April 1, 2008, now incorporates a production incentive bonus which ties a component of compensation to production improvements. The Company believes that its labor relations generally are good.

Available Information

The Company’s internet address is www.schnitzersteel.com. We make all of our filings with the Securities and Exchange Commission (“SEC”) available on our website, free of charge, under the caption “Investor Relations — SEC Filings”. Included in these filings are our annual reports on form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, which are available as soon as reasonably practicable after we electronically file or furnish such materials with the SEC pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room located at 450 Fifth Street NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of our reports on its website, www.sec.gov.

ITEM 1A.	RISK FACTORS

Described below are some of the risks and uncertainties that could have a material adverse effect on the Company’s results of operations and financial condition or could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report. See “Forward-Looking Statements” that precedes Part I of this Annual Report on Form 10-K. The Company faces additional risks beyond those described below, including risks that are common to most companies and businesses, that the Company is currently unaware of or that the Company currently believes are immaterial, but which in the future could have a material adverse effect on the Company’s results of operations and financial condition.

Risks Relating to the Company’s Businesses

The Company’s business is highly cyclical and demand can be volatile, which could have a material adverse effect on the Company’s results of operations and financial condition.

The Metals Recycling Business and the Steel Manufacturing Business are highly cyclical in nature. The timing and magnitude of these industry cycles are difficult to predict. Purchase prices for autobodies and scrap metal and selling prices for scrap and recycled metal are highly volatile and beyond the Company’s control. While the Company attempts to respond to changing recycled metal selling prices through adjustments to its metal purchase prices, the Company’s ability to do so is limited by competitive and other market factors. Additionally, changing prices could potentially impact the volume of scrap metal available to the Company, the subsequent volume of processed metal sold by the Company and inventory levels. The cyclical nature of the Company’s businesses tends to reflect and be amplified by changes to general economic conditions, both domestically and internationally. For example, during recessions, the automobile and construction industries typically experience major cutbacks in production, resulting in decreased demand for steel, copper and aluminum. This can lead to significant decreases in demand and pricing for the Company’s recycled metal and finished steel products. Economic downturns in the U.S. or internationally could have a material adverse effect on the Company’s results of operations and financial condition.

The Company’s businesses are affected by seasonal fluctuations.

The Auto Parts Business experiences modest seasonal fluctuations in demand. During periods of extreme temperatures and precipitation in the winter and summer months, customers tend to delay their purchases and wait for milder conditions in large part because the retail stores are open to the elements. As a result, retail sales are generally higher during the spring and fall of each calendar year. Wholesale sales also experience seasonal fluctuations, as sales to collision shops are generally lower in periods of good weather. Demand for the Steel Manufacturing Business’ finished steel product generally decreases during the winter months due to weather-related slowdowns in the construction industry and increase during the peak summer months, when foreign customers tend to manufacture less in order to avoid higher energy costs.

The principal markets served by the Company are highly competitive.

The Company is subject to intense and increasing competition, including a significant increase in foreign competition in recent years. The Company also faces strong competition for raw materials. Many factors influence the Company’s competitive position, including product differentiation, contract terms, business practices, customer service and cost reductions through improved efficiencies. Consolidation within the different industries in which the Company operates has increased the size of some of the Company’s competitors. Some of the Company’s well-capitalized competitors have used their financial resources to achieve competitive advantages by investing in capital improvements to improve efficiencies, achieve economics of scale and lower operating costs. If the Company is unable to remain competitive or if competition increases, this could have a material adverse effect on the Company’s results of operations and financial condition.

Fluctuations in the value of the U.S. dollar relative to other currencies could adversely affect the Company’s ability to price its products competitively.

A significant portion of the revenues and operating income earned by the Metals Recycling Business is generated from sales to foreign customers, including customers located in Asian and Mediterranean countries. Some of the Company’s sales transactions are conducted in foreign currencies and may be impacted by foreign currency fluctuations. A strong U.S. dollar would make the Company’s products more expensive for non-U.S. customers, which could negatively impact export sales. A strong U.S. dollar also would make imported metal products less expensive, resulting in an increase in imports of scrap metal, scrap substitutes and steel products into the United States. Past economic difficulties in Eastern Europe, Asia and Latin America have resulted in lower local demand for steel products and have encouraged greater steel exports to the United States at depressed prices. As a result, the Company’s products, which are made in the United States, may become more expensive relative to imported raw metal and steel products, which could have a material adverse effect on the Company’s results of operations and financial condition.

The Company’s ability to deliver products to customers and the cost of shipping and handling may be affected by circumstances over which the Company has no control.

The Metals Recycling Business and the Steel Manufacturing Business often rely on third parties to handle and transport their raw materials to their production facilities and finished products to end users. Due to factors beyond the Company’s control, including changes in fuel prices, political events, governmental regulation of transportation, changes in market rates, carrier availability and disruptions in the transportation infrastructure, the Company may not be able to transport its products in a timely and cost effective manner, which could have a material adverse effect on the Company’s results of operations and financial condition. For example, increases in freight costs could negatively impact export sales. In addition, the Company’s failure to deliver products in a timely manner could harm its reputation.

The Company’s businesses depend on adequate supplies of raw materials.

The Company’s businesses require certain materials that are sourced from third-party suppliers. Although the Company’s vertical integration allows it to be its own source for some raw materials, particularly with respect to the Steel Manufacturing Business, the Company does rely on other suppliers, as well as industry supply conditions generally, which involves risks, including the possibility of increases in raw material costs and reduced control over delivery schedules. For example, purchase prices for autobodies and scrap metal are highly cyclical in nature and subject to U.S. and global economic conditions. As a result, the Company might not be able to obtain an adequate supply of quality raw materials in a timely or cost-effective manner.

Equipment upgrades and equipment failures may lead to production curtailments or shutdowns.

The Company’s recycling and manufacturing processes are dependent upon critical pieces of equipment, including shredders and furnaces, which may be out of service occasionally for scheduled upgrades or as a result of unanticipated failures. The Company is making significant investments in modern equipment, but the installation of new equipment is expected to cause short-term disruptions. In addition, the Company’s facilities are subject to equipment failures and the risk of catastrophic loss due to unanticipated events such as fires, accidents or violent weather conditions. As a result, the Company may experience interruptions in its processing and production capabilities, which could have a material adverse effect on the Company’s results of operations and financial condition.

The Company may not be able to negotiate future labor contracts on acceptable terms, which could result in strikes or labor actions.

Approximately 29% of the Company’s full-time employees are represented by one of twenty unions. As the Company’s agreements with those unions expire, the Company may not be able to negotiate extensions or replacements of such agreements on terms acceptable to the Company. Any failure to reach an agreement with one of the Company’s unions may result in strikes, lockouts or other labor actions. Any such labor actions, including work slowdowns or stoppages, could have a material adverse effect on the Company’s operations.

Changes in the availability and cost of electricity and natural gas are subject to volatile market conditions.

The Company’s facilities, including its steel mills are large consumers of electricity and natural gas. The Company relies on third parties for its supply of energy resources consumed in the manufacture of its products. The prices for and availability of electricity, natural gas, oil and other energy resources are subject to volatile market conditions. These market conditions often are affected by weather conditions, as well as political and economic factors that are beyond the Company’s control. Disruptions in the supply of the Company’s energy resources could temporarily impair its ability to manufacture its products for its customers and could result in increases in the Company’s energy costs, which could have a material adverse effect on its results of operations and financial condition.

The Company may not be able to complete strategic acquisitions or successfully integrate future acquisitions.

The Company may not be able to complete potential strategic acquisitions if it cannot reach agreement on acceptable terms or for other reasons. If the Company buys a company, it may experience difficulty integrating the acquired company’s personnel and operations, which could have a material adverse effect on the Company’s results of operations and financial condition. In addition, the Company could lose key personnel of the acquired company or the Company could experience financial and accounting challenges in areas such as tax planning, treasury management and financial reporting, and the Company may not be able to realize the cost savings or other financial benefits it anticipated.

In connection with future acquisitions, the Company may assume the liabilities of the companies it acquires, including environmental liabilities, which could have a material adverse effect on the Company’s results of operations and financial condition.

If the Company loses its key management personnel, it may not be able to successfully manage its business or achieve its objectives.

The Company’s future success depends in large part upon the leadership and performance of its executive management team and key employees at the operating level. If the Company loses the services of one or more of its executive officers or key employees at the operating level, it may not be able to replace them with similarly qualified personnel. As a result, the Company may not be able to successfully manage its business or achieve its business objectives, which could have a material adverse effect on its results of operations and financial condition.

Some of the Company’s operations present significant risk of injury or death.

The industrial activities conducted at the Company’s facilities present significant risk of serious injury or death to the Company’s employees, customers or other visitors to the Company’s operations, notwithstanding the Company’s safety precautions, including its material compliance with federal, state and local employee health and safety regulations. While the Company has in place policies and procedures to minimize such risks, it may nevertheless be unable to avoid material liabilities for an injury or death, which could have a material adverse effect on the Company’s results of operations and financial condition.

Risks Relating to the Metals Recycling Business

A significant increase in the use of recycled metal alternatives by current consumers of recycled metal could reduce demand for the Company’s products.

Continuous advances in materials sciences and resulting technologies, as well as the relative scarcity of ferrous scrap, particularly the “cleaner” grades, and its high price during periods of high demand, have given rise to new products, such as pig iron and direct reduced iron pellets, which pose competition for traditional raw metals. Although these alternatives have not been a major factor in the industry to date, there can be no assurance that the use of alternatives to recycled metal may not proliferate in the future if the prices for recycled metals rise, if the supplies of available unprepared ferrous scrap tighten, or if the costs to import scrap metal changes dramatically. Any significant increase in the use of such substitutes could have a material adverse effect on the Metals Recycling Business and the Company’s results of operations and financial condition.

Risks Relating to the Auto Parts Business

An adverse change in the Company’s relationships with auction companies could increase its costs and adversely affect the Company’s ability to service its customers.

A significant portion of the Company’s salvage inventory consists of vehicles purchased at salvage auctions. According to industry analysts, as a few companies control the majority of the salvage auction market in the United States. If one of these auction companies significantly raised its fees or prohibited the Company from participating in its auctions, the Auto Parts Business could be adversely affected due to higher costs or the resulting potential inability to procure recycled auto parts and service its customers, which in turn could have a material adverse effect on the Company’s results of operations and financial condition.

The Company relies on information technology in critical areas of the Auto Parts Business operations, and a disruption relating to such technology could harm the Auto Parts Business.

The Company uses information technology systems for the management of the Auto Parts Business’ inventories, processing costs and customer sales. If the providers of these systems terminate their relationships with the Company, or if the Company decides to switch providers or to implement its own systems, it may suffer disruptions in the Auto Parts Business, which could have a material adverse effect on its results of operations and financial condition. In addition, the Company may underestimate the costs and expenses of switching providers or developing and implementing its own systems.

The Company could be subject to product liability claims.

If customers of repair shops that purchase the Company’s recycled auto parts are injured or suffer property damage, the Company could be subject to product liability claims. The successful assertion of any such claim could have a material adverse effect on the Auto Parts Business and, consequently, the Company’s results of operations and financial condition.

A decline in the number of vehicles involved in accidents could have a material adverse effect on the Auto Parts Business.

The Auto Parts Business depends on vehicle accidents for both the supply of auto bodies and the demand for recycled auto parts. The number and severity of accidents are influenced by many factors, including the number of vehicles on the road, the number of miles driven, the ages of drivers, weather conditions, alcohol and drug use by drivers and the condition of roadways. A decline in the number of vehicles involved in accidents could have a material adverse effect on the Auto Parts Business.

Risks Relating to the Steel Manufacturing Business

A sharp reduction in China’s pace of economic expansion could reduce demand for recycled metal or, if Chinese steel production substantially exceeds local demand, may result in the export of significant excess quantities of steel products.

Chinese economic expansion has affected the availability and increased the price volatility of recycled metal and steel products. Expansions and contractions in the Chinese economy can significantly affect the price of commodities used and sold by the Company, as well as the price of finished steel products. If Chinese demand weakens, the quantity and prices of recycled metal may fall. If expanding Chinese steel production significantly exceeds local consumption, exports of steel products from China could increase, resulting in lower volumes and selling prices. Any resulting dislocations in foreign markets may encourage importers to target the United States with excess capacity at aggressive prices and existing trade laws and regulations may be inadequate to prevent unfair trade practices, which could have a material adverse effect on Steel Manufacturing Business operations.

Regulatory Risks

The Company is subject to environmental regulations and environmental risks which could result in significant environmental compliance costs and environmental liability.

Compliance with environmental laws and regulations is a significant factor in the Company’s business. The Company is subject to local, state and federal environmental laws and regulations in the United States and other countries in which the Company does business relating to, among other matters:

•	waste disposal;

•	air emissions;

•	waste water and storm water management and treatment;

•	soil and groundwater contamination remediation;

•	the discharge, storage, handling and disposal of hazardous materials; and

•	employee health and safety.

The Company is also required to obtain environmental permits from governmental authorities for certain operations. If the Company violates or fails to obtain or comply with these laws, regulations, or permits, it could be fined or otherwise sanctioned by regulators. The Company’s operations use and generate hazardous substances. In addition, previous operations by others at facilities that are currently or were formerly owned or operated by the Company or otherwise used by the Company may have contamination from hazardous substances. As a result, the Company is exposed to possible claims under environmental laws and regulations, especially for the remediation of waterways and soil or groundwater contamination. These laws can impose liability for the clean-up of hazardous substances even if the owner or operator was neither aware of nor responsible for the release of the hazardous substances. Although the Company believes that it is in material compliance with all applicable environmental laws and regulations, the Company’s future environmental compliance costs may increase because of new laws and, regulations and changing interpretations by regulatory authorities, as well as uncertainty regarding adequate pollution control levels and the future costs of pollution control technology. The Company’s environmental compliance costs and potential environmental liability could have a material adverse effect on its results of operations and financial condition.

Governmental agencies may refuse to grant or renew the Company’s licenses and permits.

The Company must receive certain licenses, permits and approvals from state and local governments to conduct certain of its operations, such as the development or the acquisition of a new facility. Governmental agencies often resist the establishment of certain facilities in their communities, including auto parts facilities. In addition, from time to time, both the United States and foreign governments impose regulations and restrictions on trade in the markets in which the Company operates. In some countries, governments can require the Company to apply for certificates or registration before allowing the Company to ship recycled metal to customers in those countries. There can be no assurance that future approvals, licenses and permits will be granted or that the Company will be able to maintain and renew the approvals, licenses and permits it currently holds, either of which could have a material adverse effect on the Company’s results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are currently no unresolved issues with respect to any SEC staff’s written comments that were received 180 days or more before the end of fiscal 2006 that relate to the Company’s periodic or current reports under the Securities and Exchange Act of 1934.

ITEM 2.	PROPERTIES

Metals Recycling Business

At August 31, 2006, the Metals Recycling Business consisted of 28 facilities. Ten of the facilities serve as collection facilities and 18 of the facilities serve as collection and processing facilities. Following is the location of the facilities, by type, including their total acreage:

Collection		Collection and Processing
Location	Acreage	Location	Acreage	Location	Acreage

Bend, OR	3	Attalla, AL	30	Kapolei, HI	6
Grants Pass, OR	1	Birmingham, AL	23	Everett, MA	37
Millbury, MA	21	Fresno, CA	17	Madbury, NH	91
Manchester, NH	2	Oakland, CA	33	Eugene, OR	11
Portland, ME	1	Sacramento, CA	13	Portland, OR	97
Bainbridge, GA	2	Atlanta, GA (3)	37	White City, OR	4
Rossville, GA	11	Cartersville, GA	19	Johnston, RI	22
Providence, RI	9	Gainesville, GA	8	Tacoma, WA	26
Pasco, WA	6
Anchorage, AK	<1

The locations listed above are all owned by the Company, with the exception of the Pasco, Washington; Anchorage, Alaska; Madbury, New Hampshire; and Providence, Rhode Island locations, which are all being leased from third parties. The lease on the Providence, Rhode Island facility expires on December 31, 2010 and is subject to options to renew until December 31, 2035. The lease on the Madbury, New Hampshire facility has expired. The Company has exercised its option to purchase this property and is working with the owner to consummate the purchase.

The Portland, Oregon; Oakland, California; Tacoma, Washington; and Everett, Massachusetts collection and processing facilities are located at major deep-water ports, which facilitate the collection of unprocessed metal from suppliers and accommodate bulk shipments and efficient distribution of processed recycled metal to the United States, Asia, the Mediterranean and other foreign markets.

The Company also leases a collection and marine shipping facility, in the Providence, Rhode Island location, near the Johnston processing facility and has access to a public dock and deep-water port facility in Kapolei, Hawaii.

Auto Parts Business

The Auto Parts Business has auto parts stores in the following locations:

	Number of	Total
	Locations	Acreage

Northern California	17	211
Florida	5	93
Texas	7	87
Massachusetts	2	73
Virginia	3	63
Canada	3	46
Nevada	3	45
Missouri	2	38
Indiana	1	32
Illinois	2	31
Ohio	2	25
Arizona	1	14
Michigan	1	14
Georgia	1	13
Utah	1	12
North Carolina	1	9

Total	52	806

The Company owns the properties located in Arizona, Indiana, North Carolina and Nevada, and approximately 25 acres in California, 12 acres in Florida, 10 acres in Texas, 6 acres in Illinois and 2.5 acres in Utah. The remaining auto parts stores are located on sites leased by the Company.

Steel Manufacturing Business

The Steel Manufacturing Business’ steel mill and administrative offices are located on an 83-acre site in McMinnville, Oregon owned by the Company. The Company also owns an 87,000 sq. ft. distribution center in El Monte, California and an additional 51 acres near the mill site in McMinnville, Oregon; however, this site is not currently utilized by the Steel Manufacturing Business.

Corporate Headquarters

The Company’s executive offices are located at 3200 NW Yeon Avenue in Portland, Oregon 97210 in approximately 31,000 sq. ft. of space leased from Schnitzer Investment Corp. (“SIC”) under a long-term lease. See Part III, Item 13 “Certain Relationships and Related Transactions.”

ITEM 3.	LEGAL PROCEEDINGS

The Company had a past practice of making improper payments to the purchasing managers of nearly all of the Company’s customers in Asia in connection with export sales of recycled ferrous metal. The Company stopped this practice after it was advised in 2004 that it raised questions of possible violations of U.S. and foreign laws. Thereafter, the Audit Committee was advised and conducted a preliminary compliance review. On November 18, 2004, on the recommendation of the Audit Committee, the Board of Directors authorized the Audit Committee to engage independent counsel and conduct a thorough, independent investigation. The Board of Directors also authorized and directed that the existence and the results of the investigation be voluntarily reported to the U.S. Department of Justice (“DOJ”) and the SEC, and that the Company cooperate fully with those agencies. The Audit Committee notified the DOJ and the SEC of the independent investigation, engaged outside counsel to assist in the independent investigation and instructed outside counsel to fully cooperate with the DOJ and the SEC and to provide those agencies with the information obtained as a result of the independent investigation. On October 16, 2006, the Company finalized settlements with the DOJ and the SEC resolving the investigation. Under the settlement, the Company agreed to a deferred prosecution agreement with the DOJ (the “Deferred Prosecution Agreement”) and agreed to an order, issued by the SEC, instituting cease-and-desist proceedings, making findings, and imposing a cease-and-desist order pursuant to Section 21C of the Exchange Act (the “Order”). Under the Deferred Prosecution Agreement, the DOJ will not prosecute the Company if the Company meets the conditions of the agreement for a period of three years including, among other things, that the Company engage a compliance consultant to advise its compliance officer and its Board of Directors on the Company’s compliance program. Under the Order, the Company agreed to cease and desist from the past practices that were the subject of the investigation and to disgorge $8 million of profits and prejudgment interest. The Order also contains provisions comparable to those in the Deferred Prosecution Agreement regarding the engagement of the compliance consultant. In addition, under the settlement, the Company’s Korean subsidiary, SSI International Far East, Ltd., pled guilty to Foreign Corrupt Practices Act anti-bribery and books and records provisions, conspiracy and wire fraud charges and paid a fine of $7 million. The investigation settlement did not affect the Company’s previously reported financial results. Under the settlement, the Company has agreed to cooperate fully with any ongoing, related DOJ and SEC investigations. The Company has incurred expenses, and may incur further expenses, in connection with the advance of funds to, or indemnification of, individuals involved in such investigations.

Except as described above under Part I, Item 1 “Business — Environmental Matters”, the Company is not a party to any material pending legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A Common Stock is a NASDAQ-listed security traded on The NASDAQ Stock Market, Inc. under the symbol SCHN. There were 151 Class A Common Stock shareholders of record on September 30, 2006. The stock has been trading since November 16, 1993. The following table sets forth the high and low prices reported at the close of trading on the NASDAQ Stock Market LLC and the dividends paid per share for the periods indicated.

	Fiscal 2006
			Dividends
	High Price	Low Price	per Share

First Quarter	$35.15	$28.60	$0.017
Second Quarter	$35.49	$29.43	$0.017
Third Quarter	$44.00	$30.05	$0.017
Fourth Quarter	$38.69	$30.50	$0.017

	Fiscal 2005
			Dividends
	High Price	Low Price	per Share

First Quarter	$38.37	$26.51	$0.017
Second Quarter	$41.33	$30.06	$0.017
Third Quarter	$41.24	$21.72	$0.017
Fourth Quarter	$30.38	$21.00	$0.017

The Company’s Class B Common Stock is not publicly traded. There were 13 shareholders of record of the Company’s Class B Common Stock as of September 30, 2006.

The equity compensation plan information required by Item 201(d) of Regulation S-K under Item 5 will be included under “Equity Compensation Plan Information” in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended August 31,
	2006(7)	2005	2004	2003(1)	2002
	(In millions, except per share, per ton and shipment data)

INCOME STATEMENT DATA:
Revenues	$1,855	$853	$688	$497	$351
Operating income	$175	$231	$165	$69	$10
Income before cumulative effect of change in accounting principle, income taxes, minority interests and pre-acquisition interests	$232	$231	$164	$66	$8
Income tax expense	$87	$82	$51	$18	$1
Cumulative effect of change in accounting principle(2)	—	—	—	$(1)	—
Net income	$143	$147	$111	$43	$7

Basic earnings per share	$4.68	$4.83	$3.71	$1.55	$0.24

Diluted earnings per share	$4.65	$4.72	$3.58	$1.47	$0.23

Dividends per common share	$0.068	$0.068	$0.068	$0.067	$0.067

OTHER DATA:
Shipments (in thousands)(3):
Recycled ferrous metal-processed (tons)	3,289	1,865	1,845	1,812	1,557
Recycled ferrous metal-traded (tons)(6)	1,272	—	—	—	—
Recycled nonferrous metal (pounds)	301,610	125,745	117,992	113,378	112,622
Finished steel products (tons)	703	593	642	622	569
Average net selling price(3,4):
Recycled ferrous metal (per ton)	$215	$230	$184	$122	$94
Recycled nonferrous metal (per pound)	$0.87	$0.56	$0.48	$0.42	$0.36
Finished steel products (per ton)	$528	$512	$404	$291	$276
Depreciation and amortization	$31	$21	$20	$19	$19
Cash provided by operations	$105	$146	$74	$41	$56
Number of auto parts stores(5)	52	30	26	23	23
BALANCE SHEET DATA:
Working capital	$289	$126	$73	$72	$39
Cash and cash equivalents	$25	$21	$11	$2	$33
Total assets	$1,045	$710	$606	$488	$405
Long-term debt, less current	$103	$8	$68	$87	$8
Shareholders’ equity	$734	$580	$419	$303	$253

(1)	The 2003 data includes the Auto Parts Business acquisition, which occurred on February 14, 2003. The consolidated results include the results of the Auto Parts Business as though the acquisition had occurred at the beginning of fiscal 2003. Adjustments have been made for minority interests, which represents the ownership interests the Company did not own during the reporting period, and pre-acquisition interests, which represents the share of income attributable to the former joint venture partner for the period from September 1, 2002 through February 14, 2003. The financial results of the former auto parts joint venture for all periods prior to fiscal 2003 continue to be accounted for using the equity method and are included in the line “Operating income from joint ventures” in the Consolidated Statement of Operations.

(2)	Effective September 1, 2002, the Company adopted Statement of Financial Accounting Standards No, 142, “Goodwill and Other Intangible Assets”. Upon adoption, the Company recorded an impairment charge related to goodwill of its Steel Manufacturing Business, which was recorded as a cumulative effect of change in accounting principle.

(3)	Tons for recycled ferrous metal are long tons (2,240 pounds) and for finished steel products are short tons (2,000 pounds).

(4)	In accordance with generally accepted accounting principles, the Company reports revenues that include shipping costs billed to customers. However, average net selling prices are shown net of shipping costs.

(5)	During fiscal 2006, the Company acquired GreenLeaf, which added 22 full service auto parts stores, of which four were converted to self service during fiscal 2006. See Note 7, “Business Combinations”, of the Notes to Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data for details of this transaction.

(6)	As a result of the HNC separation and termination agreement, the Company acquired the assets of the Baltic region of the Global Trading business from HNC in fiscal 2006. Please refer to Note 7, “Business Combinations”, of the Notes to Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data.

(7)	Adjustments have been made for minority interests, which represent the ownership interests the Company did not own during the reporting period, and pre-acquisition interest, which represents the share of income attributable to the former joint venture partners in PNE and MRL for the period from September 1, 2005 through September 30, 2005. The financial results of the former metal recycling joint venture for all periods prior to fiscal 2006 continue to be accounted for using the equity method and are included in the line “Operating income from joint ventures”.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company operates in three industry segments. The Metals Recycling Business purchases, collects, processes and recycles steel and other metal through its facilities and trades and brokers scrap metal. The Auto Parts Business purchases used and salvaged automobiles and allows customers the opportunity to purchase parts in its self service and full service auto parts stores. The Auto Parts Business is also a supplier of autobodies to the Metals Recycling Business, which processes the autobodies into sellable recycled metal. The Steel Manufacturing Business purchases recycled metal from the Metals Recycling Business and uses its mini-mill near Portland, Oregon, to melt recycled metal and produce finished steel products. The Steel Manufacturing Business also maintains mill depots in Southern and Central California. The Company provides an end of life cycle solution for a variety of products through its vertically integrated business, including resale of used auto parts, processing autobodies and other metal products and manufacturing scrap metal into finished steel products.

Key Factors Affecting the Industries in which the Company Operates

The following market factors and trends affect the Company and its competitors in the markets in which they operate:

Competition.  The recycled metal and steel industries are highly competitive, with the volume of purchases and sales subject to a number of factors, principally price. U.S. metal processors and steel manufacturers have experienced significant foreign competition in recent years. For example, in 2001 and 2002, lower cost recycled ferrous metals supplies from certain foreign countries adversely affected market selling prices for recycled ferrous metals. Since then, many of these countries have imposed export restrictions which have significantly reduced their export volumes and lowered the world supply of recycled ferrous metals, which is believed to have had a positive effect on domestic metal processors’ selling prices. In addition, in recent years, worldwide demand for finished steel products has been growing at a faster rate than the available supply of recycled ferrous metal, which is one of the primary raw materials used in the manufacture of steel. As a result of the strong demand and tight supply of recycled metals, average selling prices since 2004 have remained high by historical standards.

Consolidation in the Steel Industry.  There has been significant consolidation in the global steel industry. Within the past few years, the U.S. steel industry has significantly consolidated, primarily led by Mittal, United States Steel Corporation, Nucor Corporation and Steel Dynamics. Consolidation is also taking place in Central and Eastern Europe as well as in China. The government of China has publicly stated that it expects consolidation of the Chinese steel industry and the top several producers in China to account for the majority of national production. Cross border consolidation has also occurred with the aim of achieving greater efficiency and economies of scale, particularly in response to the effective consolidation undertaken by raw material suppliers and consumers of steel products.

Consolidation in the Scrap Metal Industry.  The metals recycling industry has been consolidating over the last several years, primarily due to an increase in scrap metal prices, the growth in globalized demand for scrap metal, a high degree of fragmentation and the ability of large, well-capitalized processors to achieve competitive advantages by investing in capital improvements to improve efficiencies and lower processing costs.

Fragmentation of the Auto Parts Industry.  The auto parts industry is characterized by diverse and fragmented competition, and is comprised of a very large number of aftermarket and used part suppliers of all sizes. These companies range from large, multinational corporations, which serve both original equipment manufacturers and the aftermarket on a worldwide basis to small, local producers which supply only a few parts for a particular car model. In addition, new competition has arisen recently from Internet-based companies. The auto parts industry is also characterized by a wide range of consumers. In some markets, consumers tend to demand original replacement parts, while in others are price sensitive and exhibit minimal brand loyalty.

Cyclicality.  The recycled metal and steel industries are highly cyclical and are affected significantly by general economic conditions and other factors such as worldwide production capacity, fluctuations in imports and exports, fluctuations in metal purchase prices and tariffs. Processed metal and steel prices are sensitive to a number of supply and demand factors. Recently, steel markets have been experiencing larger and more pronounced cyclical fluctuations, primarily driven by the substantial increase in Chinese production and consumption. This trend, combined with the upward pressure on costs of key inputs, mainly metals and energy, as well as transportation costs and logistics, presents an increasing challenge for steel producers. The key drivers for maintaining a competitive position and positive financial performance in this challenging environment are product differentiation, customer service and cost reductions through improved efficiencies and economies of scale.

Pricing and Sales Volume Increases.  The domestic steel manufacturing industry continues to experience strong customer demand for steel products, especially finished steel products. This strong demand and high domestic prices have resulted in an increase in competition from imported steel. In the metals recycling industry, strong demand and tight supplies are expected to result in market conditions which will continue to be higher than historical averages but remain subject to normal cyclical volatility.

Raw Material and Energy Supply.  Costs of key raw materials and energy, in particular natural gas, have continued to increase steeply due to imbalances between supply and demand in certain regions, as well as higher freight costs. Although steel prices typically follow trends in raw material prices as steel price surcharges are often implemented on contracted steel prices to recover increases in input costs, the percentage changes may not be proportional and there could also be time lag. Purchase prices for recycled metals obtained by metals processors have generally followed the same trends as selling prices to steel-making customers, with regional market characteristics impacting the cost to acquire material. Regional purchase prices are influenced by the available supply of material, which is driven by a number of factors including population base, the existence of industries that utilize metals in the manufacturing process and a cost-effective transportation infrastructure that provides the ability to transport recycled metals to processing facilities. Purchase prices are also driven by the competition for recycled metal, which is heavily influenced by the number of metals recyclers and steel manufacturers located in a particular region. In addition, as purchase prices have remained high by historical standards, the number of competitors for recycled metal has increased, although the ability of the larger metals recyclers to invest in capital improvements to improve efficiencies and lower the cost of processing remains a competitive advantage.

Shipping and Handling.  The metal recycling and steel manufacturing industries are highly sensitive to transportation costs. The cost to transport products can be impacted by many factors, including fuel prices, political events, governmental regulations on transportation and changes in market rates due to carrier availability. In particular, steel manufacturers rely on the availability of rail cars to transport finished goods to customers and raw materials to the mill for use in the production process. Recent market demand for rail cars along the West Coast of the United States has been very high, which has reduced the number of available rail cars. Metal recycling companies also rely on the availability of cargo ships to transport their ferrous and nonferrous bulk exports to overseas markets. Demand for ocean going vessels has also been strong, which has reduced the number of ships available to transport product to markets. Changes in delivery methods, such as increased use of trucks for scrap metal delivery, may lead to increased raw material costs.

Currency Fluctuations.  Demand from foreign customers is partially driven by foreign currency fluctuations relative to the U.S. dollar. Strengthening of the U.S. dollar could adversely affect the competitiveness of products in the metals recycling, auto parts and steel manufacturing industries. Companies in these industries have no control over such fluctuations and, as such, these dynamics could affect revenues and operating income.

Significant Factors Affecting Results of Operations and Financial Position

The Company’s results of operations and financial position have been impacted by the following significant factors relating specifically to the Company:

Geographical Concentration.  Historically, a significant portion of the profits earned by the Metals Recycling Business has been generated by sales to Asian countries, principally China and South Korea. In addition, the Company’s sales in these countries were also concentrated with relatively few customers whose purchases vary depending on buying cycles and general market conditions. However, in 2006 the Company achieved its objective of greater diversity in its export sales with increased exports to Taiwan, Turkey, Spain, Malaysia, India, Egypt, Mexico and other areas of Europe and Asia. As always, a significant change in buying patterns, political events, changes in regulatory requirements, tariffs and other export restrictions in the United States or these foreign countries, severe weather conditions or general changes in economic conditions could adversely affect the financial results of the Company.

Union Contracts.  The Company has a number of union contracts, several of which were recently renegotiated. If the Company is unable to reach agreement on the terms of new contracts with any of its unions during future negotiations, the Company could be subject to work slowdowns or work stoppages.

Post Retirement Benefits.  The Company has a number of post retirement benefit plans that include defined benefit, defined contribution, Supplemental Executive Retirement Benefit Plan (“SERBP”) and multiemployer plans. The Company’s contributions to the defined benefit and SERBP plans are determined by actuarial calculations which are based on a number of estimates, including the expected long-term rate of return on plan assets, allocation of plan assets between equity or fixed income investments and expected rate of compensation increases, as well as other factors. Changes in these actual rates from year to year cause increases or decreases in the Company’s annual contributions into the defined benefit plans and changes to the expenses recognized in a current fiscal year. In 2006, the Company froze further benefit accruals under its defined benefit plan and elected to provide future benefits through an enhanced defined contribution plan.

Recently Acquired Businesses and Future Business.  In 2006, the Company completed transactions to separate and terminate certain metals recycling joint venture relationships as well as acquisitions in the metals recycling and auto parts businesses. Given the significance of these recently acquired businesses relative to the size of the Company, rapid integration of these businesses is a critical element of the Company’s success. The Company believes it made substantial progress in achieving this integration during the 2006 fiscal year.

Foreign Business Risks.  The Company’s metals recycling business faces risks associated with its business operations, including business activities in foreign countries with varying degrees of political risk. It advances and loans money to suppliers for the delivery of materials at a later date. Credit is also periodically extended to foreign steel mills. Due to the nature of the global trading business, its operating margins are thinner than for other parts of the Company’s Metals Recycling Business, which performs value-added processing; thus, unsold inventory may be more susceptible to losses. In addition, from time to time, both the United States and foreign governments impose regulations and restrictions on trade in the markets in which the Company operates, which could affect the global availability of recycled ferrous metals.

Replacement or Installation of Capital Equipment.  The Company installs new equipment and constructs facilities or overhauls existing equipment and facilities (including export terminals) from time to time. Some of these projects take several months to complete, require the use of outside contractors and experts, require special permits and easements and involve a high degree of risk. Many times in the process of preparing the site for installation, the Company is required to temporarily halt or limit production for a period of time. If problems are encountered during the installation and construction process the Company may lose the ability to process materials, which may impact the amount of revenue it is able to earn, or may increase operating expenses and may result in increased inventory levels.

Reliance on Key Pieces of Equipment.  The Company relies on key pieces of equipment in the various manufacturing processes. These include the shredders and ship loading facilities at the metals recycling locations, the transformer, furnace, melt shop and rolling mills at the Company’s steel manufacturing business, and the electrical power and natural gas supply to all of the Company’s locations. If one of these key pieces of equipment were to have a mechanical failure and the Company were unable to correct the failure, revenues and operating income could be adversely impacted.

Overview of the Company’s Strategy

Acquisitions

The Company intends to continue to focus on growth through value-creating acquisitions. The Company will pursue acquisitions it believes will create shareholder value and will earn after-tax income in excess of its cost of capital. With the Company’s continued strong balance sheet, cash flows from operations and available borrowing capacity, the Company believes it is in an attractive position to complete reasonably priced acquisitions fitting the Company’s long-term strategic plans.

Processing and Manufacturing Technology Improvements

The Company has made significant investments in modern equipment to ensure that its technology is cost efficient in order to produce high quality products and to maximize economies of scale. The Company will continue to invest in equipment to improve the efficiency and capabilities of its businesses. During fiscal 2006, 2005 and 2004, the Company spent $87, $48 and $22 million, respectively, on capital improvements. These expenditures were incurred in order to modernize the Company’s metal processing facilities and self service and full service auto body stores and perform selected efficiency improvements in its steel manufacturing facility. The Company believes these projects will provide after-tax returns in excess of the cost of capital and create shareholder value.

Information Technology

During fiscal 2006, the Company continued its technology investment plan to upgrade its software and hardware in order to address the needs brought about by the Company’s recent and expected growth. This plan also provided for the development of common software and hardware platforms for all of the Company’s businesses, the creation of a centralized data center, the addition of a chief information officer, and the expansion of the Company’s technology team.

For a more detailed discussion of the Company’s strategy, see Part I, Item 1 “Business — Strategic Focus.”

Critical Accounting Estimates

The Company has identified critical accounting estimates, which are those that are most important to the Company’s portrayal of its financial condition and operating results. These estimates require difficult and subjective judgments, including whether estimates are required to be made about matters that are inherently uncertain, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Significant estimates underlying the accompanying consolidated financial statements include inventory valuation, goodwill and other intangible asset valuation, environmental costs, contingencies, assessment of the valuation of deferred income taxes and income tax contingencies, pension plan assumptions, stock-based compensation assumptions and revenue recognition.

Inventories

The Company’s inventories primarily consist of ferrous and nonferrous unprocessed metal and used and salvaged vehicles. Inventories are stated at the lower of cost or market. Cost of ferrous and nonferrous metal is determined principally using the average cost method. The Company’s used and salvage vehicle inventory cost is established based upon the price the Company pays for a vehicle, and includes buying, dismantling and, where applicable, storage and towing fees. The accounting process utilized by the Company to record unprocessed metal and used and salvage vehicle inventory quantities relies on significant estimates. With respect to unprocessed metal inventory, the Company relies on perpetual inventory records that utilize estimated recoveries and yields that are based on historical trends and periodic tests for certain unprocessed metal commodities. Over time, these estimates are reasonably good indicators of what is ultimately produced; however, actual recoveries and yields can vary depending on product quality, moisture content and source of the unprocessed metal. To assist in validating the reasonableness of these estimates, the Company not only runs periodic tests, but also performs monthly physical inventories. However, due to variations in product density, holding period and production processes utilized to manufacture the product, physical inventories will not necessarily detect significant variances and will seldom detect smaller variations. To mitigate this risk, the Company adjusts it physical inventories when the volume of a commodity is low and a physical inventory can more accurately predict the remaining volume. In addition, the Company establishes inventory reserves to further mitigate the risk of significant adjustments when determined reasonable.

Goodwill and Other Intangible Assets

In assessing the recoverability of goodwill and other intangible assets with indefinite lives, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and related assumptions change in the future, the Company may be required to record impairment charges not previously recorded. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company is required to assess goodwill for impairment at least annually, using a two-step process that begins with an estimation of the fair value of the reporting unit. The first step determines whether or not impairment has occurred and the second step measures the amount of any impairment. These tests utilize fair value amounts that are determined by estimated future cash flows developed by management.

Environmental Costs

The Company operates in industries that inherently possess environmental risks. To manage these risks, the Company employs both its own environmental staff and outside consultants. These consultants, environmental staff and finance personnel meet regularly to stay updated on environmental risks. The Company estimates future costs for known environmental remediation requirements and accrues for them on an undiscounted basis when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The regulatory and government management of these projects is extremely complex, which is one of the primary factors that make it difficult to assess the cost of potential and future remediation of potential sites. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the financial statements. Adjustments to these liabilities are made when additional information becomes available that affects the estimated costs to remediate. In a number of cases, it is possible that the Company may receive reimbursement through insurance or from other potentially responsible parties identified in a claim. In these situations, recoveries of environmental remediation costs from other parties are recorded as an asset when realization of the claim for recovery is deemed probable and reasonably estimable.

Deferred Taxes

Deferred income taxes reflect the fiscal year-end differences between the financial reporting and tax bases of assets and liabilities, based on enacted tax laws and statutory tax rates. Tax credits are recognized as a reduction of income tax expense in the year the credit arises. A valuation allowance is established when necessary to reduce deferred tax assets, including net operating loss carryforwards, to the extent the assets are more likely than not to be realized. Periodically, the Company reviews its deferred tax assets to assess whether a valuation allowance is necessary.

Pension Plans

The Company sponsors a defined pension plan for certain of its non-union employees. Pension plans are a significant cost of doing business, and the related obligations are expected to be settled far in the future. Accounting for defined benefit pension plans results in the current recognition of liabilities and net periodic pension cost over employees’ expected service periods based on the terms of the plans and the impact of the Company’s investment and funding decisions. The measurement of pension obligations and recognition of liabilities and costs require significant assumptions. Two critical assumptions, the discount rate and the expected long-term rate of return on the assets of the plan, may have an impact on the Company’s financial condition and results of operations. Actual results will often differ from assumptions relating to long-term rates of return for equities and fixed income securities because of economic and other factors. For further detail regarding the Company’s pension plans, refer to Liquidity and Capital Resources contained in Item 7 and Note 12, “Employee Benefits”, of the Notes to Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data.

Stock-based Compensation

Effective September 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Shared-Based Payment” (“SFAS 123(R)”), which requires the recognition of the fair value of stock-based compensation in net income. The Company elected to utilize the modified prospective transition method for adopting SFAS 123(R), and therefore, have not restated the results of prior periods. Under this transition method, compensation expense based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Share-Based Payment” for all stock-based compensation awards granted prior to, but not yet vested as of September 1, 2005, is being recognized in net income in the periods after the date of adoption. Stock-based compensation expense for all share-based payments awards granted after September 1, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes compensation expense, net of a forfeiture rate, on a straight-line basis over the requisite service period of the award, which is generally the five-year vesting term for stock options and the three-year performance period for performance-based shares. The Company estimated the forfeiture rate based on historical experience during the preceding five fiscal years. Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of subjective assumptions, including the expected life of the share-based payment awards and stock price volatility, which is based on historical month-end closing stock prices. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to fully vest. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period. See Note 13, “Stock Incentive Plan”, of the Notes to Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data.

Revenue Recognition

When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues. The Company’s revenue in fiscal 2006 was more than double its fiscal 2005 revenue, mostly due to acquisitions. However, based on returns and adjustments in fiscal 2006 and other historical information, the Company has not changed its practice of not making any provisions for returns.

Foreign Currencies

To manage the exposure to exchange risk associated with accounts receivable denominated in a foreign currency, the Company enters into foreign currency forward contracts to stabilize the U.S. dollar amount of the transaction at maturity. These contracts have not been designated as hedging instruments for accounting purposes. Accordingly, the realized and unrealized gains and losses on settled and unsettled forward contracts are recognized as other income in the consolidated statements of operations. The cash settlement of these non-hedge derivative instruments is classified as an investing activity on the consolidated statements of cash flows.

The Company held foreign currency forward contracts denominated in Euros with total notional amounts of $21 million at August 31, 2006. The fair value of these contracts is estimated based on quoted market prices. As the contract rate was comparable to the market rate at year-end, the liability at August 31, 2006, was immaterial. The Company did not hold any foreign currency forward contracts during fiscal 2005 or 2004.

The above list is not intended to be a comprehensive list of all the Company’s accounting estimates. See the Notes to Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data for details regarding accounting policies and other disclosures required by generally accepted accounting principles.

Business Overview

Fiscal 2006 was a transition year for the Company. The Metals Recycling Business completed the acquisition of and made substantial progress integrating the assets acquired from Regional Recycling, which significantly enlarged the Company’s nonferrous volumes and established a presence for the Company in the Southeastern United States, and in the separation of the Hugo Neu joint ventures, which, among other things, provided the Company with deep water export facilities on the East Coast and Hawaii, and acquired the minority interest in our Rhode Island operation. The Auto Parts Business completed the acquisition of GreenLeaf, which added full service capability to its platform, and also made substantial progress in the integration. The Steel Manufacturing Business recorded its best year in history for production, revenues and operating income. Overall, the Company more than doubled its revenues when compared to fiscal 2005 and also began a number of large capital improvement projects which it believes will improve productivity and enhance the Company’s future competitiveness.

The Company’s results of operations depend in large part on demand and prices for recycled metal in world markets and steel products in the Western United States. The Company’s deep water port facilities on both the West and East coasts of the United States and in Hawaii allow the Company to take advantage of the increasing demand for recycled metal by steel manufacturers located in Europe, Asia, Mexico and Egypt. The Company’s processing facilities in the Southeastern U.S. also provide access to a growing steel manufacturing industry in that region. Market prices for recycled ferrous and nonferrous metal fluctuate periodically, but have been generally higher and unusually volatile for the past three years. These higher prices have a significant impact on the results of operations for the Metals Recycling business and, to a lesser extent, on the Auto Parts Business.

Acquisitions

The Company completed the following significant transactions in 2006:

•	On September 30, 2005 the Company completed the separation and termination of its metals recycling joint ventures with HNC.

•	On September 30, 2005, the Company acquired GreenLeaf, five store properties leased by GreenLeaf and certain GreenLeaf debt obligations. GreenLeaf is engaged in the business of auto dismantling and recycling and sells its products primarily to collision and mechanical repair shops.

•	On October 31, 2005, the Company purchased substantially all the assets of Regional. The Company operates nine metals recycling facilities located in Georgia and Alabama, focused on nonferrous metals, with the assets acquired from Regional.

•	On March 21, 2006, the Company purchased the minority interest in its MRL subsidiary. The Company took control of the MRL operations upon the separation and termination of its joint venture with HNC. MRL operates a metals recycling facility in Rhode Island.

See Note 7, “Business Combinations”, of the Notes to Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data for details of these transactions.

Results of Operations

The following tables set forth information regarding the breakdown of revenues between the Company’s Metals Recycling Business, Auto Parts Business and Steel Manufacturing Business, the breakdown of operating income for the respective segments, and joint venture income, corporate expense and intercompany eliminations. Additional financial information relating to business segments is contained in Note 17, “Segment Information”, of the Notes to Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data.

	Revenues
	Year Ended August 31,
	2006	2005	2004
	(In millions)

Metals Recycling Business(1):
Ferrous-processing	$802	$488	$393
Ferrous-trading	330	—	—
Nonferrous	267	71	57
Other	8	21	6

Total Metals Recycling Business	1,407	580	456
Auto Parts Business	218	108	82
Steel Manufacturing Business	387	315	271
Intercompany revenue eliminations(3)	(157)	(150)	(121)

Total	$1,855	$853	$688

	Operating Income
	Year Ended August 31,
	2006	2005	2004
	(In millions)

Metals Recycling Business(1)	$128	$112	$74
Auto Parts Business	28	28	26
Steel Manufacturing Business	75	43	25
Joint Ventures(2)	—	69	62

Segment operating income	231	252	187
Corporate expense(3)	(56)	(21)	(16)
Intercompany eliminations(4)	—	—	(6)

Operating income	$175	$231	$165

(1)	The Company elected to consolidate the results of two of the businesses acquired through the HNC separation and termination agreement as though the transaction had occurred at the beginning of the 2006 fiscal year instead of the date of acquisition. The increases in revenues and operating income that resulted from the election were offset in the statement of operations by pre-acquisition interests, net of tax. See Note 7, “Business Combinations”, of the Notes to Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data.

(2)	As a result of the HNC joint venture separation and termination agreement, the Joint Venture segment was eliminated and the results for the two entities acquired in this transaction, in which the Company had a previous interest, and all remaining Joint Ventures were consolidated into the Metals Recycling Business as of the beginning of fiscal 2006.

(3)	Corporate expense consists primarily of unallocated corporate expense for services that benefit all three business segments. Because of this unallocated expense, the operating income of each segment does not reflect the operating income the segment would have as a stand-alone business.

(4)	Recycled ferrous metal sales from the Metals Recycling Business to the Steel Manufacturing Business and autobody sales from the Auto Parts Business to the Metals Recycling Business are made at negotiated rates per ton that are intended to approximate market. Consequently, these intercompany revenues produce intercompany operating income, which is not recognized until the finished products are sold to third parties.

Fiscal 2006 Compared to Fiscal 2005

Revenues.  Consolidated revenues for fiscal 2006 increased to $1,855 million, which is a $1,002 million, or 117%, change from the prior year. The increase in revenues is primarily a result of the current year acquisitions in the Metals Recycling Business and Auto Parts Business. The Steel Manufacturing business also contributed to additional revenues as a result of increased production from its existing facility.

The Metals Recycling Business generated revenues of $1,407 million for fiscal 2006, before intercompany eliminations, which was an increase of $827 million, or 142%, over the prior year. Ferrous revenues were $1,132 million, which was an increase of $644 million, or 132%. This increase was a result of the acquisition-related volume increases, which was offset partially by the decrease in the average net sales price for ferrous metal. Ferrous volumes increased to 4,561 million tons sold, which was a 2,696 million ton, or 145%, increase over prior year, primarily as a result of sales by acquired entities. The average net sales price for processed ferrous metal decreased to $215 per ton in fiscal 2006 from $230 per ton in fiscal 2005, a change of 6%, which was entirely market driven. Beginning with the fourth quarter of 2005, worldwide markets for ferrous scrap metal softened slightly due to lower demand from Asian customers, with average prices declining through the second quarter of 2006. However, beginning with the third quarter demand began to increase and by the fourth quarter average prices were higher than realized during the early part of 2005. The global trade operation acquired from HNC contributed $330 million in revenues in fiscal 2006, based on ferrous sales of approximately 1.3 million tons.

Nonferrous revenues were $267 million, which was an increase of $196 million, or 277%, over the prior year. This increase was a result of the increase of sales by acquired entities and an increase in the sale price of nonferrous revenues. Nonferrous volumes increased to approximately 302 million pounds sold which was a 176 million pound, or 140%, increase over prior year, primarily as a result of sales by acquired entities. The volumes from Regional and the operations acquired in the HNC separation and termination contributed $164 million of the increase in nonferrous revenues for the year. The average net sales price for nonferrous metal increased to $0.87 per pound in fiscal 2006 from $0.56 per pound in fiscal 2005, a change of 57%, which, similar to the change in ferrous prices, was entirely market driven. During 2006, the demand for recycled nonferrous metals such as copper, tin and aluminum used in manufacturing increased significantly, leading to significantly higher prices. In addition, through the Company’s acquisition of Regional during 2006, purchases of higher grade nonferrous material increased, which contributed to an increase in overall average prices for nonferrous sales.

The amount billed to customers for freight that was included in revenues increased to $139 million, which was an increase of $80 million, or 135%, over the prior year. Of that amount, $48 million is a result of current year acquisitions and $32 million is due to an increase in the number of ferrous shipments in fiscal 2006 over fiscal 2005.

The Metals Recycling Business sold 668,000 tons of ferrous metal to the Steel Manufacturing Business in fiscal 2006, which was a 43,000 ton, or 7%, increase due to the increased demand for steel products.

In fiscal 2006, the Metals Recycling Business also recognized other revenues of $8 million, a decrease of $13 million, or 60%, compared to fiscal 2005. This decrease relates primarily to $15 million of dealer brokerage commissions that were earned by the Company’s Asian subsidiary for the sales of pig iron during 2005 that did not occur in 2006. These brokerage commissions were recorded as other revenues while the related cost was included in the Company’s cost of goods sold for fiscal 2005. The remaining difference is primarily a result of additional docking fees that were earned by the Company during 2006.

The Auto Parts Business generated revenues of $218 million, before intercompany eliminations, in fiscal 2006, which is an increase of $110 million, or 102%, over the prior year. This increase was primarily a result of the acquisition of the full service auto parts stores in the current year, which accounted for $90 million of the increase, coupled with a full year of operations of four self service stores that were acquired in January 2005.

The Steel Manufacturing Business generated revenues of $387 million for fiscal 2006, which was an increase of $71 million, or 23%, over the prior fiscal year. This increase was a result of a 19% increase in the number of tons sold in the current year, coupled with an increase in the average net selling price year over year. The average net selling price increased to $528 per ton, which represents a $16 per ton, or 3%, increase over prior year and was due to a combination of factors including increased worldwide steel consumption and higher raw material costs that manufacturers passed through in the form of higher prices. Sales volumes increased to 703,000 tons, an increase over the prior year of 110,000 tons or 19%. The increased sales volume was primarily due to increased demand from customers and capital improvements by the Company that enabled the steel mill to increase output to meet the demand.

Cost of Goods Sold.  Consolidated cost of goods sold increased to $1,527 million, an $893 million, or 141%, change compared with fiscal 2005. Cost of goods sold increased as a percentage of revenues from 74% to 82%.

Cost of goods sold for the Metals Recycling Business increased to $1,235 million, which represents a $784 million, or 174%, change from fiscal 2005. The majority of the increase is attributable to current year acquisitions. As a percentage of revenues, cost of goods sold were 88% in fiscal 2006 compared to 78% during fiscal 2005. The change is primarily attributable to the acquisitions, as Regional and the businesses acquired through the HNC separation and termination have been experiencing narrower operating margins than the Company’s historical West Coast operations. The lower operating margins for these businesses are due, in part, to more competitive markets for materials in the Northeast and Southeast regions of the U.S., higher operating expenses at the Company’s Everett, Massachusetts facility due to outdated and inefficient equipment and lower margins generally in the Company’s ferrous metal trading activities. The Company has made substantial progress on a major capital improvement program to upgrade infrastructure and equipment in the newly-acquired Everett, Massachusetts and Johnston, Rhode Island facilities and throughout the Company in order to become more efficient and improve productivity. Compared with fiscal 2005, the average ferrous metal cost of goods sold per ton increased 3% due primarily due to higher purchase costs for unprocessed ferrous metal, while at the same time the average net sales price per ton declined 6%.

The Auto Parts Business’ cost of goods sold increased to $142 million in fiscal 2006, which represents a $78 million, or 121%, change as compared to fiscal 2005. $63 million of the total increase is attributable to the current year acquisition of the full service auto parts stores. As a percentage of revenues, cost of goods sold were 65% as compared to 59% in the fiscal 2005. The lower margins are primarily attributable to the Company’s entry into the full service used parts market, which has higher costs associated with the purchase and removal of parts sold through the full service distribution model, and increased demand and competition for unprocessed metals which has increased the costs for the purchase of cars in the self service distribution model.

The Steel Manufacturing Business’ cost of goods sold increased to $307 million, a change of $38 million, or 14%, over fiscal 2005. As a percentage of revenues, cost of goods sold decreased to 79%, compared with 85% in fiscal 2005. The average cost of goods sold per ton decreased to $415 per ton, a change of $8 per ton, or 2%, compared to the prior year. The reduction reflects a combination of increased production (698,000 tons of steel production in fiscal 2006 as compared to 618,000 tons in fiscal 2005) and reductions in labor costs, raw material and melt shop conversion costs reflecting the efficiencies gained with the installation of a new electric arc furnace during mid-fiscal 2005 and production incentives negotiated with the Company’s production employees at the beginning of Fiscal 2006. Cost of electricity remained at 5% of cost of goods sold with natural gas increasing from 2% to 3% of cost of goods sold.

Selling, General and Administrative Expense.  In fiscal 2006, selling, general and administrative expense increased to $157 million, which is a $99 million, or 170%, change over fiscal 2005. Of this increase, $55 million was selling, general and administrative expenses attributable to the operations of the acquired businesses. There was also a $15 million increase over the prior year in expenses related to the investigations into the past practice of making improper payments to the purchasing managers of the Company’s customers in Asia, as discussed in Note 11, “Commitments and Contingencies”, of the Notes to Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data. Additionally, increases of $7 million was due to contract labor, legal and accounting fees mostly due to the ERP installation, $7 million from salaries and bonuses for management and $3 million from 123R expense recognized. As a percentage of revenues, selling, general and administrative expense has increased to 8% as compared to 7% in the prior year due to the previously mentioned items.

Environmental Matters

During fiscal 2006, the Company recorded estimated environmental liabilities of $13 million, $8 million and $4 million related to the Greenleaf, Regional and HNC acquisitions, respectively, based on due diligence performed in connection with these acquisitions.

During fiscal 2005, the Company recorded environmental charges of $14 million for additional estimated costs related to the ongoing remediation of the head of the Hylebos Waterway adjacent to the Company’s Tacoma, Washington metal processing facility. An estimate of this liability was initially recognized as part of the 1995 acquisition of the Tacoma facility. The cost estimate was based on the assumption that dredge removal of contaminated sediments would be accomplished within one dredge season during July 2004 — February 2005. However, due to a variety of factors, including dredge contractor operational issues and other dredge related delays, the dredging was not completed during the first dredge season. As a result, the Company increased its environmental accrual by $14 million primarily to account for additional estimated costs to complete this work during a second dredging season. The Company has filed a lawsuit against the dredge contractor to recover a significant portion of the increased costs. During 2006, the Company made $7 million in payments, resulting in a reserve of $4 million at August 31, 2006.

For a number of years prior to the Company’s acquisition of Proler International Corp. (“Proler”), Proler operated an industrial waste landfill in Texas, which Proler utilized to dispose of auto shredder residue from one of its operations. In August 2002, Proler entered the TCEQ VCP toward the pursuit of the VCP Certificate of Completion for the former landfill site. In fiscal 2005, TCEQ issued a Conditional Certificate of Completion, requiring the Company to perform on-going groundwater monitoring and annual inspections, maintenance and reporting. As a result of the resolution of this issue, the Company reduced its reserve in 2005 related to this site by $2 million.

Portland Harbor.  In December 2000, the EPA designated the Portland Harbor, a 5.5 mile stretch of the Willamette River in Portland, Oregon, as a Superfund site. The Company’s metals recycling and deep water terminal facility in Portland, Oregon is located adjacent to the Portland Harbor. The EPA has identified at least 69 PRPs, including the Company and Crawford Street Corporation (“CSC”), a subsidiary of the Company, which own and operate or formerly owned and operated sites adjacent to the Portland Harbor Superfund site. The precise nature and extent of any clean-up of the Portland Harbor, the parties to be involved, the process to be followed for such a clean-up, and the allocation of any costs for the clean-up among responsible parties have not yet been determined. It is unclear whether or to what extent the Company or CSC will be liable for environmental costs or damages associated with the Superfund site. It is also unclear whether, or to what extent natural resource damage claims or third party contribution or damages claims will be asserted against the Company, as such, no reserve has been established. While the Company and CSC participated in certain preliminary Portland Harbor study efforts, they are not parties to the consent order entered into by the EPA with other PRPs (“Lower Willamette Group” or (“LWG”) for a Remedial Investigation/Feasibility Study (“RI/FS”)); however, the Company and CSC could become liable for a share of the costs of this study at a later stage of the proceedings.

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

The cost of the investigations and remediation associated with these properties and the cost of employment of source control BMPs is not reasonably estimable until the completion of the data review. While the Company has recorded a $1 million reserve for its estimated share of the costs of the investigation incurred to date by the LWG, no liability has been recorded for either future investigation costs or remediation of the Portland Harbor.

During fiscal 2006, the Company and CSC, together with approximately 27 PRPs who are not participating in the LWG’s RI/FS, received letters from the LWG and one of its members with respect to participating in the LWG RI/FS and potential claims for past costs and cost allocation and reimbursement. If the Company or CSC declines to participate in the continued implementation of the RI/FS, it is possible that they could be the subject to EPA or DEQ enforcement orders or litigation by the LWG or its members. The Company is cooperating in discussions with the agencies and the LWG and continuing to evaluate alleged liabilities in the context of the available technical, factual and legal information.

Interest Expense.  Interest expense for fiscal 2006 increased to $3 million which is a change of $2 million or 313% compared with fiscal 2005. The increase was a result of higher average debt balances during fiscal 2006 compared with fiscal 2005 primarily to complete and integrate acquisitions as well as to support the increased level of working capital requirements for the operations of these acquisitions, and the Company’s capital improvement program.

Income Tax Provision.  The 37% tax rate for fiscal 2006 is higher than the 35% for fiscal 2005 primarily because this year’s effective tax rate was increased by the penalties and profits disgorgement expensed in connection with the making of improper payments to purchasing managers of $14 million which is nondeductible (see Item 3 Legal Proceedings). A secondary reason for the current year’s increased effective tax rate is that the current year $57 million gain from the disposition of joint venture interests (see Note 7 — Business Combinations) will not likely benefit from either the Extraterritorial Income Exclusion on export sales or the Section 199 domestic manufacturing deduction that reduces the Company’s effective tax rate on other operating income.

The acquisition of GreenLeaf was a stock purchase which included Federal net operating losses (“NOLs”) of $15 million that will expire in the years 2022 through 2024 if not used before then. The Company’s use of these NOLs is restricted under Federal income tax law to $1 million a year.

Fiscal 2005 Compared to Fiscal 2004

Revenues.  Consolidated revenues for the year ended August 31, 2005 increased $165 million, or 24%, to $853 million from $688 million for the prior year. The higher revenues resulted from higher average net selling prices for the Metals Recycling Business and the Steel Manufacturing Business as well as higher wholesale and retail revenues for the Auto Parts Business. Revenues for fiscal 2005 increased for the Metals Recycling Business, primarily as a result of increased prices in the worldwide ferrous metal market. Higher raw material costs and increasing steel consumption drove increases in selling prices for finished steel products sold by the Steel Manufacturing Business. Auto Parts Business revenues benefited from increased prices for sales of autobodies and other recycled metal. In addition, the Auto Parts Business acquired four retail locations in the second quarter of fiscal 2005 that added both revenue and operating income to the segment over the prior year.

The Metals Recycling Business generated revenues of $580 million for fiscal 2005, before intercompany eliminations, which was an increase of $124 million, or 27%, over the prior year. Ferrous revenues increased $95 million, or 24%, to $488 million as a result of higher average selling prices net of shipping costs (average net selling prices), higher shipping costs and a slight increase in the volume sold. The average net sales price for ferrous metal increased 25% to $230 per ton over the prior year. The amount billed to customers for freight that was included in revenues increased by $5 million over the prior year, due primarily to higher ocean chartering costs. Export shipping costs were volatile in fiscal 2005 and increased 9% on average over the prior year. Total ferrous sales volumes increased slightly by approximately 20,000 tons, or 1%, over the prior year.

Sales to the Steel Manufacturing Business increased by 8,000 tons, or 1%, to 625,000 tons due to increased steel production as a result of the new furnace installed in December 2004, partially offset by reduced sales during the furnace replacement shut-down. Nonferrous revenue increased $14 million, or 24%, to $71 million due to higher average selling prices and higher volumes. The average net nonferrous selling price in fiscal 2005 was $0.56 per pound, an increase of $0.08 per pound, or 17%. In addition, nonferrous sales volume increased 7% to 126 million pounds. The increases in average selling price and volume are related to strong worldwide demand, especially from Asia, and improved by-product recoveries of nonferrous metal from the ferrous metal shredding process.

In fiscal 2005, the Metals Recycling Business also recognized other revenues of $21 million, an increase of $15 million, or 250% over fiscal 2004. The majority of the increase relates to the recording of certain sales by the Company’s Asian subsidiary. Typically, this subsidiary serves as a broker and, as a result, any revenues recorded are normally limited to brokerage commissions. In fiscal 2005, the subsidiary made sales of pig iron as a dealer. Thus, the sales proceeds are included in revenues while the related cost is included in the Company’s cost of goods sold for fiscal 2005.

The Auto Parts Business generated revenue of $108 million, before intercompany eliminations, for the year ended August 31, 2005, which is an increase of $26 million, or 32%, over the prior year. This increase was a result of higher wholesale revenues driven by higher average sales prices for scrapped autobodies due to rising recycled ferrous metal prices and higher prices and volumes for wholesale parts. In addition, retail revenues increased as a result of the acquisition of four retail store locations in January 2005.

The Steel Manufacturing Business generated revenues of $315 million for the year ended August 31, 2005, which was an increase of $44 million, or 16%, over the prior fiscal year. The average net selling price increased $108 per ton, or 27%, to $512 per ton. The increase in average net selling prices was due to a combination of factors, including increased worldwide steel consumption and higher raw material costs that manufacturers passed through in the form of higher prices. However, sales volumes decreased 8% to 593,000 tons. The lower sales volume was primarily due to abnormally high inventory levels held by fabricators and distributors of steel during the first half of fiscal 2005. Many of the Company’s customers used the normal seasonal decline in consumption during the winter months to reduce their inventory levels.

Cost of Goods Sold.  Consolidated cost of goods sold increased to $634 million, a $98 million change, or 18%, compared with fiscal 2004. Cost of goods sold decreased as a percentage of revenues from 77% to 73%.

Cost of goods sold for the Metals Recycling Business increased $78 million, or 21%, to $451 million. As a percentage of revenues, cost of goods sold decreased compared with fiscal 2004 from 79% to 76%. Cost of goods sold was reduced by $8 million in net inventory adjustments compared to $3 million in inventory adjustments in fiscal 2004. During fiscal 2005, several piles of ferrous metal inventory were fully utilized, revealing higher inventory volumes than the Company’s previous estimates, and thereby resulting in a credit to cost of goods sold. Compared with last year, the average ferrous metal cost of goods sold per ton increased 22%, due primarily to higher purchase costs for unprocessed ferrous metal. Generally, a change in the cost of unprocessed metal has a strong correlation to changes in the average selling price. Thus, as selling prices rose compared with the last year, so did the cost of unprocessed ferrous metal.

The Auto Parts Business’ cost of goods sold increased $19 million, or 42%, for the year ended August 31, 2005 as compared to the prior fiscal year. The higher cost of goods sold was primarily due to higher car purchase costs that resulted from higher scrap metal prices and the addition of seven new stores since the beginning of fiscal 2004. New stores that are not located in California tend to have higher cost of goods sold as a percentage of revenues. As a percentage of revenues, cost of goods sold increased from 56% to 59% as compared to the prior year due to higher car purchase costs and the addition of the seven new stores since the beginning of last year which earn a lower margin than the previously owned stores.

The Steel Manufacturing Business’ cost of goods sold increased $27 million, or 11%, to $269 million. As a percentage of revenues, cost of goods sold decreased compared with fiscal 2004 from 89% to 85%. The average cost of goods sold per ton increased $76 per ton, or 20%, compared to the prior year, which was primarily caused by higher raw material costs for recycled metal and alloys and an estimated $5 million in costs resulting from the melt shop shut down in December 2004 to install the new furnace. The increase in cost of goods sold was more than offset by the $108 per ton increase in average net selling price.

Operating Income from Joint Ventures.  The Company’s joint ventures’ revenues and results of operations were as follows:

	Year Ended August 31,
	2005	2004
	(In millions)

Total revenues from external customers recognized by:
Joint Ventures in the Metals Recycling business:
Processing	$1,276	$1,038
Trading	911	489
Joint Venture supplier of metal	18	13

	$2,205	$1,540

Operating income from joint ventures recognized by the Company:
Joint Ventures in the Metals Recycling business	$68	$62
Joint Venture suppliers of metal	1	—

	$69	$62

Revenues for the Joint Ventures in the Metals Recycling business segment in fiscal 2005 increased $660 million, or 43%, compared with the same period last year, primarily due to 18% and 13% increases in average net selling prices per ton for the processing and trading businesses, respectively, and an 11% increase in the total volume of recycled ferrous metal sold over the prior year. The increase in the average net selling price per ton was due to the same supply and demand circumstances described earlier for the Company’s wholly-owned businesses.

The Company’s share of Joint Venture operating income for fiscal 2005 increased to $69 million from $62 million for fiscal 2004. In fiscal 2005, the processing joint ventures recorded year-end LIFO adjustments which increased operating income by $3 million, while such adjustments reduced operating income by $6 million in fiscal 2004. Additionally, these joint ventures experienced higher purchase prices for unprocessed metal, the effect of which was partially offset by increases in selling prices and volumes. The Company’s share of joint venture operating income in fiscal 2005 included a charge of $3 million for its share of environmental costs. During the second quarter of fiscal 2005, in connection with the negotiation of the separation and termination of the Company’s Metals Recycling Joint Ventures with Hugo Neu Corporation, the Company conducted an environmental due diligence investigation of certain joint venture businesses it agreed to acquire and identified certain environmental risks for which estimated remediation costs were accrued. The Company’s share of operating income from the trading joint venture decreased from $11 million in fiscal 2004 to $9 million in fiscal 2005, a 19% decrease.

On September 30, 2005, the Company completed the separation and termination of its metals recycling joint ventures with HNC. See Note 7, “Business Combinations”, of the Notes to Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data for details of the agreement. Accordingly, fiscal 2006 only included one month of operating income for Joint Ventures in the Metals Recycling business.

Selling, General and Administrative Expense.  Compared with fiscal 2004, selling, general and administrative expense for this fiscal year increased $9 million, or 19%. The increase is a result of increased salaries of $2 million, increased legal and professional fees of $6 million, the vesting of stock options for $1 million, and increased selling and administrative costs of $3 million for the Auto Parts Business segment, primarily related to new stores, offset by a $3 million decrease in expense for the Company’s bonus program. Approximately $1 million of the increased salaries are related to the Auto Parts Business, primarily due to expansion of its management infrastructure to allow growth of this business segment. The increase in legal and professional fees is the result of approximately $4 million incurred related to the investigations into the past practice of making improper payments to the purchasing managers of the Company’s customers in Asia, as discussed in Note 11, “Commitments and Contingencies”, of the Notes to Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data, with an additional $2 million spent on compliance with Sarbanes-Oxley, including increased independent audit fees and the use of outside experts to advise or assist the Company in various projects. The Company’s bonus program considers operating income, the utilization of operating assets and improvements over the prior year to determine bonus expense. The Company’s anticipated bonus expense is less than the prior year because some of the Company’s business segments’ results did not exceed targeted improvements in fiscal 2005 to the same extent as in fiscal 2004. As a percentage of revenues, selling, general and administrative expense has decreased by less than 1% due to spreading these expenses over higher revenues.

Environmental Matters and Impairment Charges.  During fiscal 2005, the Company recorded environmental charges of $14 million for additional estimated costs related to the ongoing remediation of the head of the Hylebos Waterway adjacent to the Company’s Tacoma, Washington metal processing facility. An estimate of this liability was initially recognized as part of the 1995 acquisition of the Tacoma facility. The cost estimate was based on the assumption that dredge removal of contaminated sediments would be accomplished within one dredge season during July 2004 — February 2005. However, due to a variety of factors, including dredge contractor operational issues and other dredge related delays, the dredging was not completed during the first dredge season. As a result, the Company increased its environmental accrual by $14 million primarily to account for additional estimated costs to complete this work during a second dredging season. The Company has filed a lawsuit against the dredge contractor to recover a significant portion of the increased costs.

For a number of years prior to the Company’s acquisition of Proler, Proler operated an industrial waste landfill in Texas, which Proler utilized to dispose of auto shredder residue from one of its operations. In August 2002, Proler entered the TCEQ VCP toward the pursuit of the VCP Certificate of Completion for the former landfill site. In fiscal 2005, TCEQ issued a Conditional Certificate of Completion, requiring the Company to perform on-going groundwater monitoring and annual inspections, maintenance and reporting. As a result of the resolution of this issue, the Company reduced its reserve related to this site by $2 million.

During fiscal 2002, the Company’s Portland, Oregon metals recycling facility embarked on a dock and loading facility renovation. The renovation was suspended in fiscal 2003 when issues with the dock’s substructure were detected. Upon review of new engineering designs focused on operational efficiency and safety specifications, an impairment charge of $4 million was recorded in fiscal 2004 to write off renovation costs incurred prior to the suspension.

Interest Expense.  Interest expense for fiscal 2005 decreased 59% to $1 million compared with fiscal 2004. The decrease was a result of lower average debt balances during fiscal 2005 compared with fiscal 2004.

Income Tax Provision.  The 35% tax rate for fiscal 2005 was higher than the 31% for fiscal 2004 primarily because the fiscal 2004 tax rate benefited from the final release of a valuation allowance that had previously offset net operating losses and minimum tax credit carryforwards. The 35% rate for fiscal 2005 approximates the 35% Federal statutory rate because projected Extraterritorial Income Exclusion benefits on export sales are largely offset by state income taxes.

Liquidity and Capital Resources

Cash Flows.  The Company relies on cash provided by operating activities as a primary source of liquidity, supplemented by current cash resources, existing credit facilities and access to the capital markets. For fiscal 2006, net cash provided by operating activities was $105 million, compared to $146 million in fiscal 2005 and $74 million in fiscal 2004. The $41 million decline in cash from operating activities in 2006 compared to 2005 was the result of lower net income of $4 million and a decrease in the impact of non-cash items of $75 million, offset by a smaller increase in working capital in fiscal 2006 of $38 million. The decrease in impact of non-cash items was primarily related to a non-cash gain from the disposition of joint venture assets in 2006 of $57 million, tax benefits from employee stock options of $18 million, a difference in environmental accruals of $12 million and deferred taxes of $11 million, offset by greater depreciation of $11 million and a higher distribution of joint venture earnings of $12 million. The lower increase in working capital in 2006 was primarily the result of a difference in accrued liabilities of $13 million, prepaid expense and other current assets of $19 million and higher accounts payable of $11 million, offset by a greater increase in inventories of $35 million, a decrease in accounts receivable of $7 million and lower environmental liability of $5 million.

The $72 million increase in cash provided by operating activities in fiscal 2005 compared to 2004 was the result of higher net income of $36 million and an increase in the impact of non-cash items of $100 million offset by differences in the change in working capital of $64 million. The increase in the impact of non-cash items was primarily related to the distribution of earnings in joint ventures of $64 million, tax benefits from employee stock options of $14 million and deferred taxes of $13 million. The greater increase in cash used for working capital was primarily the result of changes in accrued liabilities of $21 million, a reduction in environmental liabilities of $12 million and increased pre-paid expenses and other current assets of $9 million.

For fiscal 2006, net cash used in investing activities was $198 million compared to $72 million in fiscal 2005 and $47 million in fiscal 2004. The $125 million increase in cash outflows for investing activities in 2006 compared to 2005 was primarily related to higher capital expenditures of $38 million and acquisitions of $55 million. The $25 million increase in cash outflows for investing activities in 2005 compared to 2004 was primarily related to higher capital expenditures of $26 million.

For fiscal 2006, net cash provided by financing activities was $97 million, compared to net cash used by financing activities of $65 million in fiscal 2005 and $17 million in fiscal 2004. The $161 million increase in cash from financing activities in 2006 compared to 2005 was the result of the Company’s increased borrowings in 2006, whereas the Company was repaying debt balances in 2005. The $47 million decrease in cash from investing activities in fiscal 2005 compared to fiscal 2004 was primarily reflected in an increase in the Company’s repayment of debt.

Capital Expenditures.  Capital expenditures totaled $87 million, $48 million and $22 million for fiscal years 2006, 2005 and 2004, respectively. The increases in capital expenditures primarily reflect the Company’s significant investments in modern equipment to improve the efficiency and capabilities of its businesses and to further enhance the Company’s competitiveness. The capital expenditures in fiscal 2006 included $18 million in partial payments for the installation of new mega-shredders at the Company’s Oakland, California, Everett, Massachusetts and Portland, Oregon export facilities, $7 million for major repairs to the dock at the Portland facility and $30 million in other upgrades to equipment and infrastructure at the Company’s Metals Recycling facilities. The Company also expended $7 million for the conversion of five sites acquired in the GreenLeaf acquisition to the Company’s self service store model, $10 million for projects at the Company’s steel manufacturing facility designed to improved efficiency and increase output and $7 million to upgrade the Company’s information technology infrastructure, including the installation of a new ERP system common to all the Company’s operations. The Company anticipates that capital expenditures in fiscal 2007 will total $81 million. Capital projects are expected to include completion of the mega-shredder projects and modifications to the reheat furnace and billet yard craneway at the steel manufacturing facility. Additionally, the Company will incur expenditures to convert certain GreenLeaf stores from full service to self service and modernize stores in the Auto Parts Business and make further improvements to the Company’s information technology infrastructure.

Accrued Environmental Liabilities.  Accrued environmental liabilities as of August 31, 2006 were $41 million, compared to $24 million as of August 31, 2005. The increases in environmental liabilities primarily reflect the Company’s estimated environmental liabilities related to acquisitions made in fiscal 2006. Over the course of fiscal 2007, the Company expects to pay approximately $4 million, primarily relating to previously accrued remediation projects in connection with one of its Metals Recycling facilities located in the State of Washington on the Hylebos Waterway. Additionally, the Company expects to require significant future cash outlays as it incurs the actual costs relating to the remediation of other such environmental liabilities.

Debt.  On November 8, 2005, the Company entered into an amended and restated committed unsecured bank credit agreement with the Bank of America, N.A., as administrative agent and lender and other lenders party thereto. The new agreement provides for a five-year, $400 million revolving loan maturing in November 2010. The prior agreement had provided for a $150 million revolving loan maturing in May 2006. Interest on outstanding indebtedness under the restated agreement is based, at the Company’s option, on either LIBOR plus a spread of between 0.625% and 1.25%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the higher of the prime rate or the federal funds rate plus 0.50%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.15% and 0.25% based on a pricing grid tied to the Company’s leverage ratio. The Company also has an additional unsecured uncommitted credit line, which was increased on March 1, 2006, by $5 million to $15 million. Interest on outstanding indebtedness is set by the bank at the time of borrowing. Both credit agreements contain various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of August 31, 2006, the Company had $95 million of outstanding borrowings under these facilities and was in compliance with such covenants.

Acquisitions.  During fiscal 2006, the Company acquired several businesses, the purchases of which were funded by the Company’s existing cash balances and credit facility. The Company, however, received $37 million in cash in connection with the HNC joint venture separation and termination. In fiscal 2006, the Company completed the following acquisitions:

•	Upon the closing of the agreement for the separation and termination of the Company’s joint ventures with HNC on September 30, 2005, the Company received $37 million in cash. The Company also received approximately $17 million for previously undistributed earnings of the joint ventures.

•	On September 30, 2005, the Company acquired GreenLeaf, five store properties leased by GreenLeaf and certain GreenLeaf debt obligations. Total consideration for the acquisition was $45 million, subject to post-closing adjustments.

•	On October 31, 2005, the Company acquired substantially all of the assets of Regional. The Company operates nine metals recycling facilities located in Georgia and Alabama, focused on nonferrous metals, with the assets acquired from Regional. The purchase price was $69 million in cash including the assumption of certain liabilities.

•	On March 21, 2006 the Company purchased the minority interest in its MRL subsidiary. The Company took control of the MRL operations upon the separation and termination of its joint venture with HNC. MRL operates a metals recycling facility in Rhode Island. The purchase price of $25 million was paid in cash.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial conditions, results of operations or cash flows.

Contractual Obligations and Commitments

The Company has certain contractual obligations to make future payments. The following table summarizes these future obligations as of August 31, 2006:

	Payments Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
		(in thousands)

Contractual Obligations
Long-term debt(1)	$102,929	$100	$97	$95,032	$7,700
Interest payments on long- term debt	27,828	5,931	11,863	7,197	2,837
Operating leases	57,164	13,364	22,321	13,753	7,726
Service obligation	6,542	1,963	3,925	654	—
Purchase obligations:
Materials purchase commitment	14,721	7,367	3,152	3,152	1,050
Capital expenditures commitment	9,275	9,275	—	—	—
Gas contract(2)	28,147	10,243	17,904	—	—
Electric contract(3)	9,600	1,920	3,840	3,840	—
Environmental liabilities	41,402	3,648	—	—	37,754
Long-term supplemental retirement plan liability	2,201	144	275	232	1,550

Total	$299,809	$53,955	$63,377	$123,860	$58,617

(1)	The Company has a $400 million credit facility expiring in November 2010 with a group of banks for working capital and other general purposes. The facility replaced a facility of $150 million that existed at August 31, 2005.

(2)	The Steel Manufacturing Business has a take-or-pay natural gas contract that currently requires a minimum purchase of 3,500 MMBTU per day at tiered pricing, whether or not the amount is utilized. Effective April 1, 2006, the natural gas price increased to $7.85 per MMBTU. The contract expires on May 31, 2009.

(3)	The Steel Manufacturing Business has an electricity contract with McMinnville Water and Light that requires a minimum purchase of electricity at a rate subject to variable pricing, whether or not the amount is utilized. The contract expires in September 2011.

Stock Repurchase Program.  Pursuant to a stock repurchase program amended in 2001 and in October 2006, the Company is authorized to repurchase up to 4.7 million shares of its stock when management deems such repurchases to be appropriate. Management evaluates long and short-range forecasts as well as anticipated sources and uses of cash before determining the course of action that would best enhance shareholder value. The Company did not make any share repurchases during the last two fiscal years. Pursuant to an amendment in 2001, the Company was authorized to repurchase up to 3.0 million shares. As of August 31, 2006, the Company had repurchased a total of 1.3 million shares under this program, leaving 1.7 million shares available for repurchase. In October 2006, the Company’s Board of Directors approved an increase in the shares authorized for repurchase by 3.0 million, bringing the total remaining under the program to 4.7 million.

Pension Contributions.  The Company maintains a defined benefit plan for certain of its non-union employees. In 2006, pension benefits were frozen for employees covered under this plan. Employees participating in the defined benefit plan and other employees of the Company will receive future retirement benefits under defined contribution retirement plans sponsored by the Company, which makes periodic contributions to fund the plans within the range allowed by applicable regulations. The Company makes contributions to a defined benefit pension plan, several defined contribution plans and several multi-employer pension plans. Contributions vary depending on the plan and are based upon plan provisions, actuarial valuations and negotiated labor agreements. In 2006, the Company froze further benefit accruals in its defined benefit plan and anticipates making no further contributions in 2007. The Company expects to make contributions to its various defined contribution plans of approximately $5 million in 2007. Additionally, the Company anticipates making contributions in excess of $3 million to the multi-employer plans, including a contribution of more than $2 million for the multi-employer plan benefiting union employees of the Steel Manufacturing Business.

Annual contributions to defined benefit pension plans are a current cost of doing business, and the related benefit obligations are expected to be settled far into the future. Accounting for defined benefit pension plans results in the current recognition of liabilities and net periodic pension cost over employees expected service periods based on the terms of the plan and the impact of the Company’s investment and funding decisions. The measurement of pension obligations and recognition of liabilities and costs require significant assumptions. Two critical assumptions, the discount rate and the expected long-term rate of return on the assets of the plan, may have an impact on the Company’s financial condition and results of operation.

The basis for the selection of the discount rate at each August 31 measurement date is determined by matching the timing of the payment of the expected pension obligations under the defined benefit plan against the corresponding yield of investment grade corporate bonds of equivalent maturities, as determined from data published by the Federal Reserve Board. The rates used as of August 31, 2006 and 2005 were 5.90% and 5.75%, respectively. The Company believes the data provided an accurate matching of the pension obligations and the maturities of the bonds measured and therefore, material adjustments to the rates were not required.

The expected long-term rate of return on defined benefit plan assets reflects management’s expectations of long-term rates of return on funds invested to provide for benefits included in the projected benefit obligations. The Company has established the expected long-term rate of return assumption for plan assets by considering historical rates of return over a period of time that is consistent with the long-term nature of the underlying obligations of the plan. The estimated rate of return assumption at the August 31 measurement date was based upon a combination of historical rates of return earned by investments in the equivalent benchmark indices for each of the asset classes over a period of several decades and capital market expectations as determined from periodic survey data. The rate of return assumption used is intended as a long-term assumption and not subject to change merely because of year- to-year changes in actual investment performance. The Company reduced the long-term rate of return assumption from 8% to 7% effective as of August 31, 2006.

As the Company has frozen benefits under the defined benefit plan, it does not anticipate making further contributions to the plan. However, changes in the discount rate or actual investment returns different from the expected long-term rate of return on plan assets could require the Company to make future contributions. The Company believes any additional funding requirements would not have a material impact on its financial condition.

Significant changes to the estimates of any of these factors could result in a material change to the Company’s pension obligation causing a related increase or decrease in reported net operating results in the period of change in the estimate.

When actual experience differs from the actuarial assumptions used in determining benefit obligations, the Company recognizes an actuarial gain or loss. Such amounts are generally amortized over the remaining service lives of active employees. As of August 31, 2006 the Company had an actuarial loss of $3 million. The Company has reviewed the reasons for gains and losses and has determined that a greater provision for lump sum settlements was needed and adjusted assumptions accordingly.

The Company does not provide health or life insurance benefits to retired employees.

See Note 12 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company’s retirement benefit plans.

Assessment of Liquidity and Capital Resources.  Historically, the Company’s available cash resources, internally generated funds, credit facilities and equity offerings have financed its acquisitions, capital expenditures, working capital and other financing needs.

The Company believes its current cash resources, internally generated funds, existing credit facilities and access to the capital markets will provide adequate financing for acquisitions, capital expenditures, working capital, joint ventures, stock repurchases, debt service requirements, post-retirement obligations and future environmental obligations for the next twelve months. In the longer-term, the Company may seek to finance business expansion with additional borrowing arrangements or additional equity financing.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

The Company’s international operations are subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, foreign exchange rate volatility and other regulations and restrictions. Accordingly, future results could be materially and adversely affected by changes in these or other factors. The Company is also exposed to foreign exchange rate fluctuations, as the balance sheets and income statements of its foreign subsidiaries are translated into U.S. dollars during the consolidation process. Because exchange rates vary, these results, when translated, may vary from expectations and adversely affect overall expected profitability. The Company enters into sales contracts denominated in foreign currencies; therefore, its financial results are subject to the variability that arises from exchange rate movements. To mitigate foreign currency exchange risk, the Company uses foreign currency forward contracts related to cash receipts from sales denominated in foreign currencies and not for trading purposes. These contracts generally mature within three months and entitle the Company, upon its delivering Euros, to receive U.S dollars at the stipulated rates during the contract periods. The fair value of these contracts is estimated based on quoted market prices. As the contract rate was comparable to the market rate at year-end, the liability at August 31, 2006, was immaterial. The Company did not hold any foreign currency forward contracts during fiscal 2005.

Other Risks

The Company has considered its market risk conditions, including interest rate risk, commodity price risk and other relevant market risks, as it relates to the consolidated assets and liabilities as of August 31, 2006 and does not believe that there is a risk of material fluctuations as a result of changes in these factors.

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

Management of the Company assessed the effectiveness of the Company’s internal controls over financial reporting using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management determined that the Company’s internal control over financial reporting was effective as of August 31, 2006.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report, also audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2006 and the effectiveness of internal control over financial reporting as of August 31, 2006 and the effectiveness of internal control over financial reporting as of August 31, 2006, as stated in their report included herein.

John D. Carter	Gregory J. Witherspoon
President and Chief Executive Officer	Chief Financial Officer

November 9, 2006	November 9, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Schnitzer Steel Industries, Inc.:

We have completed integrated audits of Schnitzer Steel Industries, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of August 31, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Schnitzer Steel Industries, Inc. and its subsidiaries at August 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company adopted SFAS No. 123(R), “Share-Based Payment”, as of September 1, 2005.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of August 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Portland, Oregon
November 9, 2006

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	August 31,
	2006	2005
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$25,356	$20,645
Restricted cash	7,725	—
Accounts receivable, less allowance for doubtful accounts of $1,270 and $810	121,319	51,101
Accounts receivable from related parties	19	226
Inventories	263,583	106,189
Deferred income taxes	7,285	3,247
Prepaid expenses and other	15,105	15,505

Total current assets	440,392	196,913
Property, plant and equipment, net	312,907	166,901
Other assets:
Investment in and advances to joint venture partnerships	8,859	184,151
Goodwill	266,675	151,354
Intangibles	11,092	2,644
Other assets	4,773	7,495

Total assets	$1,044,698	$709,458

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$100	$71
Accounts payable	70,608	33,192
Accrued payroll and related liabilities	31,791	21,783
Investigation reserve	15,225	—
Current portion of environmental liabilities	3,648	7,542
Accrued income taxes	4,265	140
Other accrued liabilities	25,475	8,307

Total current liabilities	151,112	71,035
Deferred income taxes	9,916	26,987
Long-term debt, less current portion	102,829	7,724
Environmental liabilities, net of current portion	37,754	15,962
Other long-term liabilities	3,855	3,578
Minority interests	5,133	4,644
Commitments and contingencies
Shareholders’ equity:
Preferred stock — 20,000 shares authorized, none issued
Class A common stock — 75,000 shares $1.00 par value authorized, 22,490 and 22,022 shares issued and outstanding	22,793	22,490
Class B common stock — 25,000 shares $1.00 par value authorized, 7,986 and 8,306 shares issued and outstanding	7,986	7,986
Additional paid-in capital	137,281	125,845
Retained earnings	564,165	423,178
Accumulated other comprehensive income:
Foreign currency translation adjustment	1,874	29

Total shareholders’ equity	734,099	579,528

Total liabilities and shareholders’ equity	$1,044,698	$709,458

See Notes to Consolidated Financial Statements

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended August 31,
	2006	2005	2004
	(In thousands, except per share amounts)

Revenues	$1,854,715	$853,078	$688,220
Operating expenses:
Cost of goods sold	1,526,990	621,583	532,291
Selling, general and administrative	156,862	58,103	48,795
Environmental matters and impairment charges	—	11,951	3,500

Income from wholly-owned operations	170,863	161,441	103,634
Operating income from joint ventures	4,201	69,630	61,571

Operating income	175,064	231,071	165,205

Other income (expense):
Interest income	1,929	668	—
Interest expense	(3,498)	(847)	(2,048)
Gain on divestiture of joint ventures	56,856	—	—
Gain (loss) on sale of assets	1,425	7	—
Other income (expense)	(87)	(13)	1,169

	56,625	(185)	(879)

Income before income taxes, minority interests and pre-acquisition interests	231,689	230,886	164,326
Income tax expense	(86,871)	(81,522)	(50,669)

Income before minority interests and pre-acquisition interests	144,818	149,364	113,657
Minority interests, net of tax	(1,934)	(2,497)	(2,476)
Pre-acquisition interests, net of tax	184	—	—

Net income	$143,068	$146,867	$111,181

Net income per share — basic	$4.68	$4.83	$3.71

Net income per share — diluted	$4.65	$4.72	$3.58

See Notes to Consolidated Financial Statements

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Accumulated
	Class A		Class B		Additional		Other
	Common Stock		Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total
	(In thousands)

Balance at August 31, 2003	12,445	$12,445	7,061	$7,061	$104,249	$179,242	$—	$302,997
Net income						111,181		111,181
Foreign currency translation adjustment (net of tax)							1	1

Comprehensive income								111,182
Class B common stock converted to Class A common stock	1,743	1,743	(1,743)	(1,743)				—
Class A common stock issued	802	802			5,928			6,730
Stock dividend	7,032	7,032	2,988	2,988		(10,020)		—
Cash dividends paid — common ($0.068 per share)						(2,029)		(2,029)

Balance at August 31, 2004	22,022	22,022	8,306	8,306	110,177	278,374	1	418,880
Net income						146,867		146,867
Foreign currency translation adjustment (net of tax)							28	28

Comprehensive income								146,895
Class B common stock converted to Class A common stock	320	320	(320)	(320)				—
Class A common stock issued	148	148			1,511			1,659
Tax benefits from stock options exercised					14,157			14,157
Cash dividends paid — common ($0.068 per share)						(2,063)		(2,063)

Balance at August 31, 2005	22,490	22,490	7,986	7,986	125,845	423,178	29	579,528
Net income						143,068		143,068
Foreign currency translation adjustment (net of tax)							1,845	1,845

Comprehensive income								144,913
Class A common stock issued	303	303			4,296			4,599
Stock based compensation expense					3,060			3,060
Tax benefits from stock options exercised					4,080			4,080
Cash dividends paid — common ($0.068 per share)						(2,081)		(2,081)

Balance at August 31, 2006	22,793	$22,793	7,986	$7,986	$137,281	$564,165	$1,874	$734,099

See Notes to Consolidated Financial Statements

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended August 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income	$143,068	$146,867	$111,181
Noncash items included in income:
Depreciation and amortization	31,411	20,881	20,403
Minority interests	2,101	3,857	3,557
Deferred income taxes	(6,611)	4,239	(9,068)
Distributed/(undistributed) equity in earnings of joint ventures	15,635	3,203	(60,618)
Stock-based compensation expense	3,060	—	—
Gain on disposition of joint venture assets	(56,856)	—	—
Tax benefit from employee stock option plan	—	14,157	—
Excess tax benefit from stock options exercised	(4,080)	—	—
Environmental matters and impairment charges	—	11,951	3,500
(Gain) loss on disposal of assets	(1,040)	111	310
Changes in assets and liabilities:
Accounts receivable	(840)	(7,883)	(4,461)
Inventories	(60,969)	(26,022)	(19,024)
Prepaid expenses and other current assets	10,246	(8,646)	541
Other assets	624	(3,895)	(838)
Accounts payable	12,472	1,311	10,344
Accrued liabilities	10,097	(3,059)	17,426
Investigation reserve	15,225	—	—
Environmental liabilities	(7,553)	(12,746)	(279)
Other liabilities	(775)	2,006	1,200

Net cash provided by operating activities	105,215	146,332	74,174

Cash flows from investing activities:
Capital expenditures	(86,583)	(48,250)	(22,192)
Acquisitions, net of cash acquired	(77,237)	(22,331)	(23,861)
Cash paid to joint ventures	(1,309)	(1,431)	(3,009)
Purchase of minority shareholders’ interest	(25,300)	(1,259)	—
Proceeds from sale of assets	2,984	787	1,649
Cash flows from non-hedge derivatives	(2,617)	—	—
Restricted cash	(7,725)	—	—

Net cash used in investing activities	(197,787)	(72,484)	(47,413)

Cash flows from financing activities:
Proceeds from line of credit	217,500	132,300	95,000
Repayment of line of credit	(217,500)	(132,300)	(99,000)
Borrowings from long-term debt	455,577	133,100	125,000
Repayment of long-term debt	(360,615)	(193,331)	(140,239)
Issuance of Class A common stock	3,565	1,659	6,730
Excess tax benefit from stock options exercised	4,080	—	—
Distributions to minority interests	(3,680)	(3,875)	(2,603)
Dividends declared and paid	(2,081)	(2,063)	(2,029)

Net cash provided (used) by financing activities	96,846	(64,510)	(17,141)

Effect of exchange rate changes on cash	437	—	—
Net increase in cash and cash equivalents	4,711	9,338	9,620
Cash and cash equivalents at beginning of period	20,645	11,307	1,687

Cash and cash equivalents at end of period	$25,356	$20,645	$11,307

See Notes to Consolidated Financial Statements

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Nature of Operations

Schnitzer Steel Industries, Inc. (the “Company”) is a leading recycler of scrap metal, supplier of used auto parts, and manufacturer of recycled steel products. With over 100 years of experience and through its unique vertical integration, the Company is able to deliver quality products at competitive prices. Additionally, through the Company’s global marketing offices, the Company is able to market and distribute recycled metal worldwide.

The Company operates in three business segments that include the Metals Recycling Business, the Auto Parts Business and the Steel Manufacturing Business. The Metals Recycling Business purchases, collects, trades, brokers, processes and recycles metal by operating one of the largest metals recycling businesses in the United States. The Auto Parts Business is one of the country’s leading self service and full service used auto parts networks. Additionally, the Auto Parts Business is a supplier of autobodies to the Metals Recycling Business, which processes the autobodies into sellable recycled metal. The Steel Manufacturing Business purchases recycled metal from the Metals Recycling Business and uses its mini-mill to process the recycled metal into finished steel products. The Company provides a solution for a variety of products at the end of life cycle through its vertically integrated business, including resale of used auto parts, procuring autobodies and other metal products and manufacturing into finished steel products.

As of August 31, 2006, the Company’s facilities were located primarily in the United States and Canada.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. As of August 31, 2006 and 2005, the Company held a 50% interest in five and nine joint ventures, respectively, which were accounted for under the equity method. All significant intercompany account balances, transactions and profits have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. Examples include valuation of assets received in the acquisitions; revenue recognition; the allowance for doubtful accounts; estimates of contingencies; intangible asset valuation; inventory valuation; pension plan assumptions and the assessment of the valuation of deferred income taxes and income tax contingencies. Actual results may differ from estimated amounts.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts of $13 million and $12 million as of August 31, 2006 and August 31, 2005, respectively.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

In August 2006, in connection with the expected settlement of the investigations by the United States Department of Justice and the staff of the U.S. Securities and Exchange Commission (“SEC”), the Company deposited into a custody account $8 million. Interest on the amount deposited accrues for the benefit of the Company and is recognized as interest income when earned. In October 2006, the deposited funds were released to the SEC upon completion of the settlement. See Note 11.

Accounts Receivable, net

Accounts receivable represent amounts due from customers on product, broker and other sales. These accounts receivable, which are reduced by an allowance for doubtful accounts, are recorded at the invoiced amount and do not bear interest. The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In cases where management is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to the Company, management records a specific allowance against amounts due and reduces the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, the Company maintains a reserve that considers the total receivables outstanding, historical collection rates and economic trends. The allowance for doubtful accounts was $1 million and less than $1 million at August 31, 2006 and 2005, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally using the average cost method. The production and accounting process utilized by the Company to record recycled metal inventory quantities relies on significant estimates, which can be affected by weight imprecision, moisture, production yields and other factors.

Property, Plant and Equipment, net

Property, plant and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, while repairs and maintenance costs are expensed as incurred. Capitalized interest for fiscal 2006 was $1 million. During fiscal 2005 and 2004 there was no capitalized interest. When assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and resulting gains or losses are generally included in operating expenses. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful lives of the property or the remaining lease term, whichever is less. At August 31, 2006, the useful lives used for depreciation and amortization were as follows:

Buildings	20 to 40 years
Land improvements	3 to 25 years
Leasehold improvements	3 to 15 years
Machinery and equipment	3 to 15 years

Impairment of Long-lived Assets

The Company assesses its long-lived assets for impairment at the lowest level for which there are identifiable cash flows whenever changes in circumstances indicate that the carrying amount may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner in which an asset is utilized and substantial negative industry or economic trends. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

undiscounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. There were no adjustments to the carrying value of long-lived assets during the years ended August 31, 2006 and 2005. In 2004 the Company recorded a charge of $4 million in the fourth quarter of fiscal 2004 to write-off renovation costs of its Portland, Oregon facility dock.

Goodwill and Other Intangibles

The Company accounts for its goodwill and other intangibles under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No 142, goodwill is not amortized, but it is tested for impairment at least annually. Each year the company tests for impairment of goodwill according to a two-step approach. In the first step, the Company tests for impairment of goodwill by estimating the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests which take place during the second quarter, if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Selected costs and statistics used to evaluate goodwill are typically related to pricing and volumes of goods sold, costs as a percentage of revenues and the cyclicality inherent in the Company’s industries. Non-compete agreements are amortized over the lives of the respective agreements on a straight-line basis. The Company’s other intangible assets with indefinite lives, including tradenames, are not amortized, but are also tested for impairment at least annually. The impairment test consists of a comparison of the fair value of the intangible assets to their carrying amount.

Environmental Liabilities

The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites on an undiscounted basis when it is probable that the Company has incurred a liability and the amount of loss can be reasonably estimated. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progresses at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of August 31, 2006 and 2005, the Company had total reserves of $41 million and $24 million respectively, for losses that are probable and estimable.

Accumulated Other Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in its consolidated statement of stockholders’ equity. Comprehensive income (loss) consists of net income and other gains and losses affecting stockholders’ equity that, under US GAAP are excluded from net income, including the translation effect of foreign currency assets and liabilities, net of tax.

Common Stock

Each share of Class A common stock is entitled to one vote and each share of Class B common stock is entitled to ten votes. Additionally, each share of Class B common stock may be converted to one share of Class A common stock.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

The Company recognizes revenue when it has a contract or purchase order from a customer with a fixed price, the title and risk of loss transfer to the buyer and collectibility is reasonably assured. Title for both metal and finished steel products transfers upon shipment, based on either cost, insurance and freight (“CIF”) or free on board (“FOB”) terms. Substantially all of the Company’s ferrous export sales of recycled metal are made with letters of credit, minimizing credit risk. However, domestic recycled ferrous metal sales, nonferrous sales and sales of finished steel are generally made on open account. For retail sales by the Auto Parts Business, revenues are recognized when customers pay for parts or when wholesale products are shipped to the customer location. Historically, there have been very few sales returns and adjustments that impact the ultimate collection of revenues; therefore, no provisions are made when the sale is recognized.

Freight costs

The Company classifies shipping and handling costs billed to customers as revenue with the related costs incurred as a component of cost of goods sold.

Income Taxes

Income taxes are accounted for using an asset and liability method. This requires the recognition of taxes currently payable or refundable, and the recognition of deferred tax assets and liabilities for the future tax consequences of events that are recognized in one reporting period on the consolidated financial statements but in a different reporting period on the tax returns. See Note 14 — Income Taxes. Deferred tax assets may be reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized.

The Company’s prior tax returns may be subject to ongoing tax examinations by the Internal Revenue Service or other regulatory taxing authorities. The liabilities associated with prior income tax returns will ultimately be resolved when the audits are completed or the statutes of limitation have expired. We believe that appropriate estimates of liability have been established for tax exposures, though actual audit determinations may differ materially. The liabilities are regularly reviewed for their adequacy and appropriateness.

Interest and Income Taxes Paid

The Company paid $4 million, $1 million and $2 million interest during fiscal years 2006, 2005 and 2004, respectively. Additionally, during fiscal years 2006, 2005 and 2004, the Company paid $84 million, $77 million and $50 million in income taxes, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, account receivable, and derivative financial instruments used in hedging activities. The majority of cash and cash equivalents are maintained with two major financial institutions. Balances in these institutions exceed the FDIC insurance amount of $100,000 as of August 31, 2006.

Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.

The Company is also exposed to credit loss in the event of non-performance by counterparties on the foreign exchange contracts used in hedging activities. These counterparties are large international financial institutions and to date, no such counterparty has failed to meet its financial obligations to us. The Company does not anticipate nonperformance by these counterparties.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using net income and the weighted average number of common shares outstanding, assuming dilution. Weighted average common shares outstanding, assuming dilution, includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of LTIP awards using the treasury stock method. Certain of the Company’s stock options and LTIP awards were excluded from the calculation of diluted earnings per share because they were antidilutive, however these could become dilutive in the future. See Note 15 - Earnings and Dividends Per Share.

Derivative Financial Instruments

To manage the exposure to exchange risk associated with accounts receivable denominated in a foreign currency, the Company enters into foreign currency forward contracts to stabilize the U.S. dollar amount of the transaction at maturity. These contracts have not been designated as hedging instruments by the Company for accounting purposes. Accordingly, the realized and unrealized gains and losses on settled and unsettled forward contracts are recognized as other income in the consolidated statements of operations. The cash settlement of these non-hedge derivative instruments is classified as an investing activity on the consolidated statements of cash flows.

The Company held foreign currency forward contracts denominated in Euros with total notional amounts of $21 million at August 31, 2006. The fair value of these contracts is estimated based on quoted market prices. As the contract rate was comparable to the market rate at year-end, the liability at August 31, 2006, was immaterial. The Company did not hold any foreign currency forward contracts during fiscal 2005 or 2004.

Foreign Currencies

For the Company’s foreign operations, the local currency is the functional currency. Assets and liabilities of foreign operations are translated into U.S. dollars at the period ending exchange rate. Amounts resulting from operations are translated to U.S. dollars using average exchange rates during the period. Translation adjustments are reported as a component of accumulated other comprehensive income (loss). Gains and losses from transactions denominated in currencies other than the functional currencies were less than a million dollars for each of the years ended August 31, 2006, 2005, and 2004.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation; including the reclassification of revenues and expenses for such activities as depreciation, rental income and gain on disposal of assets within the consolidated statements of operations. Additionally, prior year amounts have been reclassified to conform to current year presentations within the balance sheet. These changes had no impact on previously reported net income or shareholders’ equity.

Share-Based Payment

Effective September 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123(R), which requires the recognition of the fair value of stock-based compensation in net income. The Company elected to utilize the modified prospective transition method for adopting SFAS 123(R), and therefore, has not restated the results of prior periods. Under this transition method, compensation expense based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation” for all stock-based compensation awards granted prior to, but not yet vested as of September 1, 2005, is being recognized in the Company’s consolidated statements of operations in the periods after the date of adoption. Stock-based compensation expense for all share-based payment awards granted after September 1, 2005 is based on the

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

grant date fair value estimated in accordance with the provisions of SFAS 123(R). For stock options, the Company recognizes compensation expense, net of a forfeiture rate, on a straight-line basis over the requisite service period of the award, which is generally the five-year vesting term for stock options and the three-year performance period for performance-based awards. The Company estimated the forfeiture rate based on its historical experience during the preceding five fiscal years.

Prior to September 1, 2005, the Company accounted for the Plan under the intrinsic value method described in Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company, applying the intrinsic value method, did not record stock-based compensation cost in its consolidated statements of operations because the exercise price of its stock options equaled the market price of the underlying stock on the date of grant. The Company recognized a liability and recorded compensation expense due to accelerating the vesting period on stock options for retiring employees in accordance with the provisions of APB 25 in the amount of $1 million per year for the years ended August 31, 2005 and 2004. The Company provided pro forma disclosure amounts as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

The provisions in SFAS 123(R), specifically requires the continued disclosures of the pro forma information for any reporting period presented, during which any of the awards under share-based payments arrangements are accounted for under the intrinsic value method of APB 25. The following table illustrates the effect on net income and basic and diluted net income per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to its share-based payments during the years ended August 31:

	2005	2004
	(In thousands)

Reported net income	$146,867	$111,181
Add: Stock based compensation expense included in reported net income, net of tax	673	351
Deduct: Total stock based employee compensation benefit (expense) under fair value based method for all awards, net of tax	(573)	(552)

Pro forma net income	$146,967	$110,980

Reported basic net income per share	$4.83	$3.71
Pro forma basic net income per share	$4.83	$3.70
Reported diluted net income per share	$4.72	$3.58
Pro forma diluted net income per share	$4.73	$3.57

Note 3 — Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges. It also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 on September 1, 2005 with no material impact on the consolidated financial statements as the Company’s previous policy mirrored the provisions of this pronouncement.

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”). SFAS 153 explains that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This statement is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS 153 during fiscal 2006 with no material impact on the consolidated financial statements at the time of adoption.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2004, FASB issued SFAS No. 123 (Revised 2004), “Shared-Based Payment” (“SFAS 123(R)”). SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees,” (“APB 25”) and amends SFAS 95, “Statement of Cash Flows” (“SFAS 95”). Under the standard, companies will no longer be able to account for stock-based employee compensation using the intrinsic method in accordance with APB 25. Instead, SFAS 123(R) requires the adoption of a fair-value method of accounting for stock-based employee compensation. SFAS 123(R) is effective for the first interim reporting period of the first fiscal year beginning after June 15, 2005. The Company adopted SFAS 123(R), effective September 1, 2005. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. See Note 2 — Summary of Significant Accounting Policies and Note 13 — Stock Incentive Plan.

In March 2005, FASB issued FASB Interpretation 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the entity is required to record a liability in financial statements for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company adopted FIN 47 as of August 31, 2006 with no material effect on the consolidated financial statements.

In June 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 replaced APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements — an amendment of APB Opinion No. 28”. This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application to prior period’s financial statements of changes in accounting principle, unless this would be impracticable. SFAS 154 also redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. This statement is effective for fiscal years beginning after December 15, 2005. The Company intends to adopt this pronouncement for fiscal year 2007 and does not anticipate this standard to have a material impact on the consolidated financial statements.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. This Statement amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”). The Company intends to adopt this pronouncement for fiscal year 2008 and does not anticipate this pronouncement to have a material impact on the consolidated financial statements.

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). This Statement amends SFAS 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective for fiscal years beginning after September 15, 2006. The Company intends to adopt this pronouncement for fiscal year 2008 and does not anticipate this pronouncement to have a material impact on the consolidated financial statements.

In July 2006, FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). It prescribes a recognition threshold and measurement attribute for financial statement recognition and disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt FIN 48 in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of the interpretation and has not yet determined the impact on the consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15,

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will be required to adopt SFAS 157 in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the Company’s consolidated financial statements.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (“SFAS 158”). SFAS 158 improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. The Company is generally required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006 or as of the end of the fiscal year 2007. The Company is required to adopt the requirement to measure plan assets and benefit obligations as of August 31, 2009. Management is currently evaluating the requirements of SFAS 158 and has not yet determined the impact on the Company’s consolidated financial statements.

In September 2006, the SEC staff issued staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in current Year financial statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. Under the new model, commonly referred to as the “dual approach”, quantification of errors are required under both the iron curtain and the roll-over methods. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The Company is currently reviewing the impacts of this pronouncement, but believes it will not have a material impact on its financial statements.

Note 4 — Inventories

Inventories consisted of the following at August 31:

	2006	2005
	(In thousands)

Recycled metal	$170,405	$38,027
Work in process	15,093	17,124
Finished goods	62,151	36,304
Supplies	15,934	14,734

	$263,583	$106,189

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following at August 31:

	2006	2005
	(In thousands)

Machinery and equipment	$329,348	$259,759
Land and improvements	110,427	70,555
Buildings and leasehold improvements	59,497	32,697
Construction in progress	65,477	23,950

	564,749	386,961
Less: accumulated depreciation	(251,842)	(220,060)

Net property, plant and equipment	$312,907	$166,901

Depreciation expense for property, plant and equipment was $29 million, $20 million, and $20 million for fiscal years 2006, 2005, and 2004, respectively.

Note 6 — Investment in and Advances to Joint Ventures

During fiscal 2004, 2005 and through September 30, 2005 of fiscal 2006, the Company had investments in nine joint ventures in which it owned 50% of the joint venture interests. These joint ventures were accounted for under the equity method of accounting and presented as a separate reportable segment. As a result of the Hugo Neu Corporation (“HNC”) separation that was completed on September 30, 2005 (See Note 7 — Business Combinations), the Joint Venture segment was eliminated and the results for the two entities acquired in this transaction that the Company is now managing, as well as the remaining five joint venture interests, are consolidated into the Metals Recycling Business. As such, the current year joint venture amounts are not presented separately for segment reporting purposes.

The following tables present summarized financial information for the Company’s joint ventures in which the Company was a partner:

	August 31,
	2006	2005
	(In thousands)

Current assets	$14,430	$230,471
Non-current assets	8,323	166,959

	$22,753	$397,430

Current liabilities	$8,315	$84,933
Non-current liabilities	387	8,205
Partners’ equity	14,051	304,292

	$22,753	$397,430

	Year Ended August 31,
	2006	2005	2004
	(In thousands)

Revenues	$46,016	$2,205,460	$1,540,435
Operating income	$5,903	$143,191	$135,153
Net income before taxes	$6,365	$144,829	$131,855

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Business Combinations

Hugo Neu Corporation Separation and Termination Agreement

On September 30, 2005, the Company, HNC and certain of their subsidiaries closed a transaction to separate and terminate their metal recycling joint venture relationships. The Company received the following as a result of the HNC joint venture separation and termination:

•	Prolerized New England Company (“PNE”), which comprised the joint ventures’ various interests in the Northeast processing and recycling operations that primarily operate in Massachusetts, New Hampshire, Rhode Island and Maine;

•	The assets and related liabilities of Hugo Neu Schnitzer Global Trade related to a scrap metal business in parts of Russia and the Baltic region, including Poland, Denmark, Finland, Norway and Sweden. The Company entered into a non-compete agreement from HNC that bars it from buying scrap metal in certain areas in Russia and the Baltic region for a five-year period ending on June 8, 2010;

•	THS Recycling LLC, dba Hawaii Metals Recycling Company (“HMR”), a Hawaii Metals Recycling business that was previously owned 100% by HNC;

•	A payment received from HNC of $37 million in cash.

HNC received the following as a result of the HNC joint venture separation and termination:

•	The joint venture operations in New York, New Jersey and California, including the scrap metal processing facilities, marine terminals and related ancillary satellite sites, the interim New York City recycling contract, and other miscellaneous assets;

•	The assets and related liabilities of Hugo Neu Schnitzer Global Trade that are not related to the Russian and Baltic region.

In accordance with ARB 51, the Company elected to consolidate the results of two of the businesses acquired through the HNC separation and termination agreement as though the transaction had occurred at the beginning of fiscal 2006, instead of the acquisition date. These businesses were partially owned prior to this acquisition.

The divestiture of the Company’s interest in the joint ventures with HNC enabled the Company to expand its metals recycling operations in the Northeastern United States and Hawaii. In addition, the divestiture removed restrictions on the Company pursuing additional acquisition opportunities.

Purchase accounting has been finalized and a dispute exists between the Company and HNC over post closing adjustments. The Company believes they have adequately accrued for this dispute.

In accordance with SFAS 141 “Business Combinations”, the purchase price of the assets acquired and liabilities assumed under the separation and termination agreement is the fair value of the joint venture interests given up as part of the exchange as well as related acquisition costs. Accordingly, the purchase price is $165 million, including acquisition costs of $6 million. Upon divestiture of the joint venture interests, a $57 million gain resulted from the difference between the fair value of $159 million and the carrying value associated with the disposed joint venture interests. There was a net increase to the gain of $2 million that was recorded in the fourth quarter that was based on final purchase accounting adjustments.

The purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values as estimated by management of the Company with the assistance of an independent appraiser. The excess of the aggregate purchase price over the fair value of the identifiable net assets acquired of $56 million was recognized as goodwill. Goodwill in the amount of $7 million existed on the joint ventures’ balance sheets prior to the separation and termination, but was not shown separately on the Company’s balance sheet as part of investment in joint ventures. In addition, Goodwill in the amount of $1 million was

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated in the Company’s balance sheet, but was owned by minority interests in Metals Recycling, LLC (“MRL”) as of September 30, 2005. Therefore, the total increase to goodwill related to the HNC separation and termination agreement was $63 million as of September 30, 2005.

The following is a summary of the fair values as of September 30, 2005 for the assets acquired and liabilities assumed on the date of the acquisition (in millions):

Cash received from HNC	$37
Inventory	36
Property, plant and equipment	27
Goodwill	56
Identifiable intangible assets	3
Other assets	22
Liabilities	(16)

Total purchase price	$165

GreenLeaf Acquisition

On September 30, 2005, the Company acquired GreenLeaf Auto Recyclers, LLC (“GreenLeaf”), five properties previously leased by GreenLeaf and certain GreenLeaf debt obligations. GreenLeaf is engaged in the business of auto dismantling and recycling and sells its products primarily to collision and mechanical repair shops. GreenLeaf currently operates in three wholesale sales and distribution offices and 15 commercial locations throughout the United States. The acquisition of GreenLeaf significantly expanded the Company’s national presence in the business of auto dismantling and recycling. In addition, the acquisition enabled the Company to enter into the full service segment of the recycling auto parts market that services commercial customers.

Total purchase price for the GreenLeaf acquisition, including acquisition costs of $1 million, was $45 million, paid in cash. The purchase price of the GreenLeaf acquisition was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values as estimated by management of the Company with the assistance of an independent appraiser. The excess of the aggregate purchase price over the fair values of the identifiable net assets acquired of $5 million was recognized as goodwill.

The following is a summary of the fair values, for the assets acquired and liabilities assumed on the date of the acquisition (in millions):

Inventory	$20
Property, plant and equipment	19
Goodwill	5
Identifiable intangible assets	4
Other assets	21
Current liabilities	(11)
Environmental liabilities	(13)

Total purchase price	$45

The acquisition of GreenLeaf was a stock purchase which included Federal net operating losses (“NOLs”) of $15 million that will expire in the years 2022 through 2024 if not used before then. The Company’s use of these NOLs is restricted under Federal income tax law to $1 million a year.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Regional Recycling Acquisition

On October 31, 2005, the Company purchased substantially all of the assets of Regional Recycling LLC (“Regional”) for $69 million in cash, including a working capital adjustment of $3 million and acquisition costs of $500 thousand. Using the assets acquired from Regional, the Company operates nine Metals Recycling facilities located in the states of Georgia and Alabama, which process ferrous and nonferrous scrap metal without the use of shredders. The acquisition of Regional provided the Company with a presence in the growing market in the Southeastern United States. In addition, the acquisition of Regional enhanced the Company’s ability to service domestic, and eventually, export markets.

The purchase price in the Regional acquisition was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values as estimated by management of the Company with the assistance of an independent appraiser. The excess of the aggregate purchase price over the fair values of the identifiable net assets acquired of approximately $28 million was recognized as goodwill.

The following is a summary of the fair values as of October 31, 2005, for the assets acquired and liabilities assumed on the date of the acquisition (in millions):

Accounts Receivable	$27
Inventory	5
Property, plant and equipment	18
Goodwill	28
Identifiable intangible assets	1
Other assets	5
Current liabilities	(7)
Environmental liabilities	(8)

Total purchase price	$69

Acquisition of Minority Interest in Metals Recycling, LLC

As a part of its joint venture relationship with HNC, the Company indirectly owned a 30% interest in MRL; a Rhode Island based metal recycling business, with HNC and a minority interest owning the remaining 30% and 40%, respectively. On September 30, 2005, when the Company closed the transaction to separate and terminate its joint venture relationship with HNC, it obtained HNC’s 30% ownership interest. Accordingly, the net assets of MRL relating to the 30% ownership obtained from HNC were adjusted to fair value on the date of separation and termination of joint venture interests. The net assets of MRL owned by the 40% minority interests were recorded at carrying value as of the date of the HNC separation and termination agreement, including $1 million of historical goodwill.

On March 21, 2006, the Company purchased the remaining 40% minority interest in MRL for $25 million. The acquisition of the 40% minority interest enabled the Company to fully leverage its investments in PNE and MRL, which competed in the same geographic regions, by operating as one business to optimize facilities and increase

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market share. The following is a summary of the fair values for the assets acquired and liabilities assumed as of the acquisition date (in millions):

Receivables	$5
Inventory	3
Property, plant and equipment	9
Other assets	1
Identifiable intangible assets	3
Goodwill	17
Liabilities	(13)

Total purchase price	$25

Summary of Acquisitions

The total aggregate goodwill recognized from the acquisitions in fiscal 2006 amounted to $115 million. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) goodwill is not amortized and will be tested for impairment at least annually. Goodwill recognized in connection with the HNC separation and termination, the Regional acquisition and the acquisition of minority interest in MRL is deductible for tax purposes, whereas the goodwill recognized in connection with GreenLeaf is not. Payment of the consideration for the recently acquired businesses was funded by the Company’s existing cash balances and credit facility net of the $37 million in cash received in the HNC separation and termination.

The following presents the details of identifiable intangible assets acquired and the unamortized value as of August 31, 2006:

	August 31, 2006
	Life in	Fair Value	Accumulated	Intangibles,
	Years	Acquired	Amortization	Net
	(In thousands)

Amortized intangible assets:
HNC Divestiture:
Schnitzer Global Exchange covenant not to compete	5	$2,320	$(425)	$1,895
GreenLeaf:
Leasehold interests	0.25 - 24	1,518	(84)	1,434
Tradename	20	972	(45)	927
Covenants not to compete	5	563	(103)	460
Supply contracts	5	906	(166)	740
Regional:
Covenants not to compete	5	637	(106)	531
MRL:
Covenants not to compete	5	3,153	(263)	2,890

		$10,069	$(1,192)	$8,877

Excluded from the table above are backlog intangible assets of $1 million, which were acquired in connection with the HNC separation and termination of joint venture interests. Backlog intangible assets represent revenue to be gained for orders placed prior to acquisition. Backlog intangible assets are written-off to cost of goods sold as the

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related inventory is sold. During the year, all inventory related to backlog intangible assets was sold and, therefore, no backlog intangible asset remained as of August 31, 2006.

Acquired covenant not to compete asset represents agreements between a sales broker and Schnitzer Global Exchange, key employees and GreenLeaf and prior owners of Regional and MRL. Acquired leasehold interests asset represents net favorable lease terms that were in place prior to the acquisition. Acquired supply contract asset represents a supply agreement between Ford Motor Company and GreenLeaf that is expected to continue for an additional five years. Acquired tradename asset has a 20 year useful life as it has been registered, used and protected for a considerable amount of time, and there is no indication from the management that it will be discontinued. The Company performs reviews for impairment of all its purchased amortizable intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of August 31, 2006, management concluded there was no indication of events or changes in circumstances indicating that the carrying amount of purchased intangible assets may not be recoverable.

In connection with the HNC separation and termination and the GreenLeaf and Regional acquisitions, the Company conducted environmental due diligence reviews of the acquired assets. Based on the information obtained in the reviews performed during the first quarter of fiscal 2006, in conjunction with purchase accounting, the Company accrued $25 million in environmental liabilities for probable and reasonably estimable future remediation costs at the acquired facilities. During the second quarter of fiscal 2006, the Company incurred remediation costs of $1 million related to these acquired companies. No environmental proceedings are pending with respect to any of the facilities acquired in these acquisitions.

The following table is prepared on a pro forma basis for the years ended August 31, 2006 and 2005, respectively, as though the acquisitions under the HNC separation and termination and the GreenLeaf and Regional acquisitions had occurred as of the beginning of the periods presented (in thousands, except per share amounts):

	For the Years Ended August 31,
	2006		2005
	(Unaudited)

Revenues	$1,902,265		$1,820,858
Net income	150,285	(1)	140,076
Net income per share:
Basic	$4.91		$4.60
Diluted	$4.88		$4.50

(1)	A tax affected gain of $35 million related to the HNC separation and termination agreement is included in the pro forma and actual results for the year ended August 31, 2006.

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining operations.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Goodwill and Other Intangible Assets, Net

The following table presents the Company’s intangible assets and their related lives as of August 31 (in thousands):

		2006		2005
		Gross		Gross
		Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization
	($ in thousands)

Goodwill	Indefinite	$266,675	$—	$151,354	$—
Identifiable intangibles:
Tradename — Pick and Pull	Indefinite	750	—	750	—
Tradename — GreenLeaf	20	972	(45)	—	—
Covenants not to compete	5 - 6	9,373	(2,466)	2,700	(1,163)
Leasehold interests	0.25 - 24	1,518	(84)	—	—
Lease termination fee	14.8	200	(150)	200	(136)
Supply contracts	5	906	(166)	—	—
Land options	Indefinite	150	—	150	—
Bond fees	24	221	(87)	221	(78)

		$280,765	$(2,998)	$155,375	$(1,377)

Excluded from the table above are backlog intangible assets of $1 million, which was acquired in connection with the HNC separation and termination of joint venture interests. Backlog intangible assets represent revenue to be gained for orders placed prior to acquisition. Backlog intangible assets are written-off to cost of goods sold as the related inventory is sold. During the year, all inventory related to backlog intangible assets was sold and therefore there was no backlog intangible asset at August 31, 2006.

The changes in the carrying amount of goodwill by reporting segment for the year ending August 31, 2006 are as follows:

	Metals
	Recycling	Auto Parts
	Business	Business	Total
	(in thousands)

Balance as of August 31, 2004	$34,771	$96,407	$131,178
Pick and Pull acquisition	—	20,176	20,176

Balance as of August 31, 2005	34,771	116,583	151,354
HNC separation and termination agreement	63,149	—	63,149
Acquisition of minority interest in MRL	17,015	—	17,015
GreenLeaf acquisition	—	5,300	5,300
Regional acquisition	28,171	—	28,171
Auto Parts Business goodwill adjustments	—	1,686	1,686

Balance as of August 31, 2006	$143,106	$123,569	$266,675

Auto Parts Business goodwill adjustments principally reflect a translation adjustment associated with a Canadian subsidiary whose functional currency is the Canadian dollar.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total intangible amortization expense for the year ended August 31, 2006, 2005, and 2004 was $2 million, $1 million, and $1 million, respectively. The estimated amortization expense, based on current intangible balances, for the next five fiscal years beginning September 1, 2006 is as follows (in thousands):

2007	$2,081
2008	2,077
2009	1,814
2010	1,621
2011	548
Thereafter	1,079

$9,220

Note 9 — Impairment Charges

During fiscal 2002, the Company embarked on a dock and loading facility renovation at its Portland, Oregon metal recycling facility. The renovation was suspended in fiscal 2003 when issues with the dock’s substructure were detected. Upon review of new engineering designs focused on operational efficiency and safety specifications, an impairment charge of $4 million was recorded in the fourth quarter of fiscal 2004 to write-off renovation costs incurred prior to the suspension. There were no impairment charges recorded in fiscal 2006 or 2005.

Note 10 — Long-Term Debt

Long-term debt consists of the following as of August 31:

	2006	2005
	(In thousands)

Bank unsecured revolving credit facility (5.96% as of August 31, 2006)	$95,000	$—
Tax-exempt economic development revenue bonds due January 2021, interest payable monthly at a variable rate (3.56% at August 31, 2006), secured by a letter of credit	7,700	7,700
Other	229	95

Total long-term debt	102,929	7,795
Less: Portion due within one year	(100)	(71)

Long-term debt less current portion	$102,829	$7,724

As of August 31, 2006, the Company had a committed unsecured bank credit facility totaling $400 million maturing in November 2010 and bearing interest at varying interest rates. Interest is payable at varying dates not to exceed the maturity of each advance under the line. Interest on outstanding indebtedness under the credit facility is based, at the Company’s option, on either LIBOR plus a spread of between 0.625% and 1.25%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the higher of the prime rate or the federal funds rate plus 0.50%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.15% and 0.25% based on a pricing grid tied to the Company’s leverage ratio.

In addition to the above facility, the Company has an additional uncommitted unsecured line of credit totaling $15 million. There were no outstanding borrowings against the unsecured line of credit at August 31, 2006.

The committed bank credit facilities and other borrowings contain various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed coverage ratio and a maximum leverage ratio. As of August 31, 2006, the Company was in compliance with all such covenants.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Principal payments on long-term debt during the next five fiscal years and thereafter are as follows:

Year	Amount
(In thousands)

2007	$100
2008	49
2009	48
2010	32
2011	95,000
Thereafter	7,700

$102,929

Note 11 — Commitments and Contingencies

Commitments

The Company leases a portion of its capital equipment and certain of its facilities under operating leases that expire at various dates through December 26, 2029. Rent expense was $13 million, $8 million and $7 million for fiscal years 2006, 2005 and 2004, respectively. See discussion of leases with related parties in Note 16 — Related Party Transactions.

The Steel Manufacturing Business has a take-or-pay natural gas contract that requires a minimum purchase of 3,500 Million British Thermal Units (“MMBTU”) per day at tiered pricing, whether or not the amount is utilized. Effective April 1, 2006, the natural gas rate increased to $7.85 per MMBTU from $6.90 per MMBTU. The contract expires on May 31, 2009. The Steel Manufacturing Business also has an electricity contract with McMinnville Water and Light that requires a minimum purchase of electricity at a rate subject to variable pricing, whether or not the amount is utilized. The contract expires in September 2011.

The table below sets forth the Company’s future minimum obligations under non-cancelable operating leases from unrelated parties, service obligations and purchase commitments as of August 31, 2006:

	Operating	Service	Purchase
	Leases	Obligations	Commitments	Total
	(In thousands)

Fiscal Year
2007	$12,404	$1,963	$28,805	$43,172
2008	11,156	1,962	13,739	26,857
2009	9,206	1,963	11,157	22,326
2010	6,901	654	3,496	11,051
2011	5,135	—	3,496	8,631
Thereafter	5,418	—	1,050	6,468

Total	$50,220	$6,542	$61,743	$118,505

Contingencies-Environmental

The Company considers various factors when estimating its environmental liabilities. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Metals Recycling Business

In connection with acquisitions in the Metals Recycling Business in 1995 and 1996, the Company recorded in its financial statements reserves for environmental liabilities previously recorded by the acquired companies. Environmental reserves are evaluated quarterly according to Company policy. On August 31, 2006, environmental reserves for the Metals Recycling Business aggregated $23 million, which is primarily comprised of the reserves established during recent acquisitions and the Hylebos Waterway Remediation.

Hylebos Waterway Remediation.  General Metals of Tacoma (“GMT”), a subsidiary of the Company, owns and operates a metal recycling facility located in the State of Washington on the Hylebos Waterway, a part of Commencement Bay, which is the subject of an ongoing remediation project by the United States Environmental Protection Agency (“EPA”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). GMT and more than 60 other parties were named potentially responsible parties (“PRPs”) for the investigation and clean-up of contaminated sediment along the Hylebos Waterway. On March 25, 2002, the EPA issued Unilateral Administrative Orders (“UAOs”) to GMT and another party (“Other Party”) to proceed with Remedial Design and Remedial Action (“RD/RA”) for the head of the Hylebos and to two other parties to proceed with the RD/RA for the balance of the waterway. The UAO for the head of the Hylebos Waterway was converted to a voluntary consent decree in 2004, pursuant to which GMT and the Other Party agreed to remediate the head of the Hylebos Waterway.

There are two phases to the remediation of the head of the Hylebos Waterway. The first phase was the intertidal and bank remediation, which was conducted in 2003 and early 2004. The second phase is dredging in the head of the Hylebos Waterway, which commenced in July 2005 and was completed in February 2006. During fiscal 2005, the Company paid remediation costs of $16 million related to Hylebos dredging which resulted in a reduction of the recorded environmental liability. The Company’s cost estimates were based on the assumption that dredge removal of contaminated sediments would be accomplished within one dredge season during July 2004 — February 2005. However, due to a variety of factors, including dredge contractor operational issues and other dredge related delays, the dredging was not completed during the first dredge season. As a result, the Company recorded environmental charges of $14 million in fiscal 2005 primarily to account for additional estimated costs to complete this work during a second dredging season. During fiscal 2006, the Company incurred remediation costs of $7 million, which was charged to the environmental reserves, and on August 31, 2006, environmental reserves for the Hylebos Waterway aggregated $4 million. The Company and the Other Party have filed a complaint in the United States District Court for the Western District of Washington against the dredge contractor to recover damages and a significant portion of cost over runs incurred in the second dredging season to complete the project.

GMT and the Other Party are pursuing settlement negotiations and legal actions against other non-settling, non-performing PRPs to recover additional amounts that may be applied against the head of the Hylebos remediation costs. During fiscal 2005, the Company recovered $1 million from four non-performing PRPs. This amount had

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

previously been taken into account as a reduction in the Company’s reserve for environmental liabilities. Uncertainties continue to exist regarding the total cost to remediate this site as well as the Company’s share of those costs; nevertheless, the Company’s estimate of its liabilities related to this site is based on information currently available.

The Natural Resource Damage Trustees (“Trustees”) for Commencement Bay have asserted claims against GMT and other PRPs within the Hylebos Waterway area for alleged damage to natural resources. In March 2002, the Trustees delivered a draft settlement proposal to GMT and others in which the Trustees suggested a methodology for resolving the dispute, but did not indicate any proposed damages or cost amounts. In June 2002, GMT responded to the Trustees’ draft settlement proposal with various corrections and other comments, as did twenty other participants. In February 2004, GMT submitted a settlement proposal to the Trustees for a complete settlement of Natural Resource Damage liability for the GMT site. The proposal included three primary components: (1) an offer to perform a habitat restoration project; (2) reimbursement of Trustee past assessment costs; and (3) payment of Trustee oversight costs. The parties have reached agreement on the terms of the settlement, which is subject to final agency approval. The Company’s previously recorded environmental liabilities include an estimate of the Company’s potential liability for these claims.

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

Portland Harbor.  In December 2000, the EPA designated the Portland Harbor, a 5.5 mile stretch of the Willamette River in Portland, Oregon, as a Superfund site. The Company’s metals recycling and deep water terminal facility in Portland, Oregon is located adjacent to the Portland Harbor. The EPA has identified at least 69 PRPs, including the Company and Crawford Street Corporation (“CSC”), a subsidiary of the Company, which own and operate or formerly owned and operated sites adjacent to the Portland Harbor Superfund site. The precise nature and extent of any clean-up of the Portland Harbor, the parties to be involved, the process to be followed for such a clean-up, and the allocation of any costs for the clean-up among responsible parties have not yet been determined. It is unclear whether or to what extent the Company or CSC will be liable for environmental costs or damages associated with the Superfund site. It is also unclear whether or to what extent natural resource damage claims or third party contribution or damages claims will be asserted against the Company, as such, a reserve has been established. While the Company and CSC participated in certain preliminary Portland Harbor study efforts, they are not parties to the consent order entered into by the EPA with other PRPs (“Lower Willamette Group” or (“LWG”) for a Remedial Investigation/Feasibility Study (“RI/FS”)); however, the Company and CSC could become liable for a share of the costs of this study at a later stage of the proceedings.

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

The cost of the investigations and remediation associated with these properties and the cost of employment of source control BMPs is not reasonably estimable until the completion of the data review. While the Company has

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded a liability for its estimated share of the costs of the investigation incurred by the LWG to date, no liability has been recorded for either future investigation costs or remediation of the Portland Harbor.

During fiscal 2006, the Company and CSC, together with approximately 27 PRPs who are not participating in the LWG’s RI/FS, received letters from the LWG and one of its members with respect to participating in the LWG RI/FS and potential claims for past costs and cost allocation and reimbursement. If the Company or CSC declines to participate in the continued implementation of the RI/FS, it is possible that they could be the subject to EPA or DEQ enforcement orders or litigation by the LWG or its members. The Company is cooperating in discussions with the agencies and the LWG and continuing to evaluate alleged liabilities in context of the available technical, factual and legal information.

During fiscal 2006, the Company incurred immaterial amounts of legal fees relating to the Portland Harbor and has reserved approximately $1 million for both the federal and state reviews.

Other Metals Recycling Business Sites.  For a number of years prior to the Company’s 1996 acquisition of Proler International Corp. (“Proler”), Proler operated a shredder with an on-site industrial waste landfill in Texas, which Proler utilized to dispose of auto shredder residue (“ASR”) from the operations. In August 2002, Proler entered the Texas Commission on Environmental Quality (“TCEQ”) Voluntary Cleanup Program (“VCP”) toward the pursuit of a VCP Certificate of Completion for the former landfill site. In fiscal 2005, TCEQ issued a Conditional Certificate of Completion, requiring the Company to perform on-going groundwater monitoring and annual inspections, maintenance, and reporting. As a result of the resolution of this issue, the Company reduced its reserve related to this site by $2 million in fiscal 2005. In fiscal 2006, the Company paid immaterial amounts of costs relating to this site. Reserves related to this site at August 31, 2006 were $1 million.

During the second quarter of fiscal 2005, in connection with the negotiation of the separation and termination agreement relating to the Company’s metals recycling joint ventures with HNC (See Note 7 — Business Combinations), the Company conducted an environmental due diligence investigation of certain joint venture businesses it proposed to acquire. As a result of this investigation, the Company identified certain environmental risks and accrued $3 million for its share of the estimated costs to remediate these risks upon completion of the separation, which was included in the consolidated statements of operations in fiscal 2005. During the first quarter of fiscal 2006, an additional $12 million was recorded, in conjunction with purchase accounting, representing the remaining portion of the environmental liabilities associated with the HNC separation and termination agreement as well as the Regional acquisitions. During 2006, $1 million of costs were incurred and as of August 31, 2006, $14 million related to these acquisitions remains in reserves as total remediation is not complete. No environmental compliance proceedings are pending with respect to any of these sites.

In addition to the matters discussed above, the Company’s environmental reserve includes amounts for potential future cleanup of other sites at which the Company or its acquired subsidiaries have conducted business or allegedly disposed of other materials. None of these are material, individually or in the aggregate.

Auto Parts Business

From fiscal 2003 through the first quarter of fiscal 2006, the Company completed four acquisitions of businesses in the Auto Parts Business segment. At the time of each acquisition, the Company conducted an environmental due diligence investigation related to locations involved in the acquisition. As a result of the environmental due diligence investigations, the Company recorded a reserve for the estimated cost to address certain environmental matters. The reserve is evaluated quarterly according to the Company policy. On August 31, 2006, environmental reserves for the Auto Parts Business aggregated $18 million, which includes an environmental reserve for the GreenLeaf acquisition. No environmental enforcement proceedings are pending with respect to any of these sites and no amounts were charged to these reserves in fiscal 2006.

In January 2004, the Auto Parts Business was served with a Notice of Violation (“NOV”) of the general permit requirements on its diesel powered car crushers at the Rancho Cordova and Sacramento locations from the

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sacramento Metropolitan Air Quality Management District (“SMAQMD”). Since receiving the NOV, the Sacramento and Rancho Cordova locations have converted their diesel powered car crushers to electric powered. The Company settled this matter which resulted in payment of a fine to SMAQMD during the Company’s fourth fiscal quarter in 2005. The settlement amount was less than the $1 million the Company had previously reserved for this matter.

Steel Manufacturing Business

The Steel Manufacturing Business’ electric arc furnace generates dust (“EAF dust”), which is classified as hazardous waste by the EPA because of its zinc and lead content. The EAF dust is shipped via specialized rail cars to a firm in the United States that applies a treatment that allows the EAF dust to be delisted as hazardous waste so it can be disposed of as a non-hazardous, solid waste.

The Steel Manufacturing Business has an operating permit issued under Title V of the Clean Air Act Amendment of 1990, which governs certain air quality standards. The permit was first issued in 1998 and has since been renewed through the year 2007. During fiscal 2006, the Company submitted its application for renewal of the 5-year permit. The permit allows the Steel Manufacturing Business to produce up to 900,000 tons of billets per year and allows rolling mill production levels which vary based on levels of emissions.

Contingencies-Other

The Company had a past practice of making improper payments to the purchasing managers of nearly all of the Company’s customers in Asia in connection with export sales of recycled ferrous metal. The Company stopped this practice after it was advised in 2004 that it raised questions of possible violations of U.S. and foreign laws. Thereafter, the Audit Committee was advised and conducted a preliminary compliance review. On November 18, 2004, on the recommendation of the Audit Committee, the Board of Directors authorized the Audit Committee to engage independent counsel and conduct a thorough, independent investigation. The Board of Directors also authorized and directed that the existence and the results of the investigation be voluntarily reported to the U.S. Department of Justice (“DOJ”) and the “SEC”, and that the Company cooperate fully with those agencies. The Audit Committee notified the DOJ and the SEC of the independent investigation, engaged outside counsel to assist in the independent investigation and instructed outside counsel to fully cooperate with the DOJ and the SEC and to provide those agencies with the information obtained as a result of the independent investigation. On October 16, 2006, the Company finalized settlements with the DOJ and the SEC resolving the investigation. Under the settlement, the Company agreed to a deferred prosecution agreement with the DOJ (the “Deferred Prosecution Agreement”) and agreed to an order, issued by the SEC, instituting cease-and-desist proceedings, making findings, and imposing a cease-and-desist order pursuant to Section 21C of the Securities Exchange Act of 1934 (the “Order”). Under the Deferred Prosecution Agreement, the DOJ will not prosecute the Company if the Company meets the conditions of the agreement for a period of three years including, among other things, that the Company engage a compliance consultant to advise its compliance officer and its Board of Directors on the Company’s compliance program. Under the Order, the Company agreed to cease and desist from the past practices that were the subject of the investigation and to disgorge $8 million of profits and prejudgment interest. The Order also contains provisions comparable to those in the Deferred Prosecution Agreement regarding the engagement of the compliance consultant. In addition, under the settlement, the Company’s Korean subsidiary, SSI International Far East, Ltd., pled guilty to Foreign Corrupt Practices Act anti-bribery and books and records provisions, conspiracy and wire fraud charges and paid a fine of $7 million. These amounts were accrued during fiscal 2006 and the investigation settlement did not affect the Company’s previously reported financial results. Under the settlement, the Company has agreed to cooperate fully with any ongoing, related DOJ and SEC investigations. The Company has incurred expenses, and may incur further expenses, in connection with the advance of funds to, or indemnification of, individuals involved in such investigations.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company and HNC were the 50% members of Hugo Neu Schnitzer Global Trade, LLC (“HNSGT”), a joint venture engaged in global trading of recycled metal. HNC managed the day-to-day activities of HNSGT. In January 2004, HNC advised the Company that it would charge HNSGT a 1% commission on HNSGT’s recycled metal sales, and began deducting those commissions. While some reasonable reimbursement of HNC’s costs might have been appropriate, the Company responded that the 1% commission was excessive and that HNC had no authority to unilaterally impose such commissions on HNSGT. As of August 31, 2005, the Company estimated that its 50% share of the disputed commissions totaled $6 million. In recording operating income from joint ventures, the Company has excluded from joint venture expenses the excess of these disputed commissions over the Company’s estimate of reasonable reimbursements. As part of the separation and termination of the Company’s joint ventures with HNC (See Note 7 — Business Combinations), the Company agreed to release its claim for reimbursement of the excess commissions which resulted in a reduction of the gain recorded upon the HNC disposition.

Note 12 — Employee Benefits

Defined Contribution Plans

The Company has several defined contribution plans covering nonunion employees. The pension cost related to these plans totaled $2 million, $1 million and $1 million for fiscal 2006, 2005 and 2004, respectively. The increase from 2005 to 2006 was the result of contributions to deferred contribution plans related to the Company’s acquisitions in fiscal 2006.

Defined Benefit Pension Plan

For certain nonunion employees, the Company maintains a defined benefit pension plan. As of May 16, 2006, the Company formally made the decision to cease benefits in, or freeze the defined benefit plan, with an effective date of June 30, 2006. The defined benefit plan freeze qualifies as a plan curtailment under Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination of Benefits” (“SFAS 88”). In accordance with SFAS 88, the Company recognized an insignificant curtailment loss equal to the unrecognized prior service cost associated with the years of service no longer expected to be rendered as the result of the curtailment.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The asset value of the plan is based on the market value which represents its fair value. The following table sets forth the change in benefit obligation, change in plan assets and funded status at August 31:

	2006	2005
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$13,141	$11,339
Service cost	1,193	1,120
Interest cost	809	685
Actuarial loss	1,543	590
Transfers/acquisitions	(1,576)	163
Benefits paid	(1,358)	(756)

Benefit obligation at end of year	$13,752	$13,141

Change in plan assets:
Fair value of plan assets at beginning of year	$12,931	$10,000
Actual return on plan assets	1,335	1,510
Transfers/acquisitions	169	163
Employer contribution	861	2,014
Benefits paid	(1,358)	(756)

Fair value of plan assets at end of year	$13,938	$12,931

Funded status:
Plan assets, in excess of (less than) benefit obligation	$186	$(210)
Unrecognized actuarial loss	2,838	3,618
Unrecognized prior service cost	—	36

Net amount recognized	$3,024	$3,444

Components of net periodic pension benefit cost at August 31:

	2006	2005	2004
	(In thousands)

Service cost	$1,193	$1,120	$936
Interest cost	809	685	607
Expected return on plan assets	(1,006)	(840)	(692)
Amortization of past service cost	4	4	5
Recognized actuarial loss	249	195	172

Net periodic pension benefit cost	$1,249	$1,164	$1,028

Weighted-average assumptions used to determine pension benefit obligations at August 31:

	2006	2005

Discount rate	5.90%	5.75%
Rate of compensation increase	N/A	3.00%

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted-average assumptions used to determine net periodic pension benefit cost for years ended August 31:

	2006	2005	2004

Discount rate	5.75%	5.83%	6.08%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%	3.25%

To determine the expected long-term rate of return on pension plan assets, the Company considers the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. The Company applies the expected rate of return to a market related value of the assets which reduces the underlying variability in assets to which the Company applies that expected return. The Company amortizes gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions over a period no longer than the average future service of employees. The average remaining service period is 14.8 years.

Actuarial assumptions.  Primary actuarial assumptions are determined as follows:

•	The expected long-term rate of return on plan assets is based on our estimate of long-term returns for equities and fixed income securities weighted by the allocation of assets in the plans. The rate is impacted by changes in general market conditions, but because it represents a long-term rate, it is not significantly impacted by short-term market swings. Changes in the allocation of plan assets would also impact this rate.

•	The assumed discount rate is used to discount future benefit obligations back to today’s dollars. The U.S. discount rate is reflective of yield rates on long-term investment grade corporate bonds in and around the August 31 valuation date. A test of reasonableness was performed by comparing the results with those obtained from applying discounts derived from the spot rate developed for the Citigroup Pension Yield Curve as of August 31, 2006 to the year-by-year expected benefit payments. Liabilities determined from the single rate method were within 3% of those determined by the yield curve method. This rate is sensitive to changes in interest rates. A decrease in the discount rate would increase our obligation and expense.

•	The expected rate of compensation increase is used to develop benefit obligations using projected pay at retirement. This rate represents average long-term salary increases and is influenced by our compensation policies. An increase in this rate would increase our obligation and expense. Effective June 30, 2006, the Company ceased the accrual of further benefits under the plan and the expected rate of future compensation increase is no longer applicable in calculating benefit obligations.

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

The table below shows the Company’s target allocation range along with the actual allocations at August 31:

		Actual	Actual
	Target	2006	2005

Equity	70-90%	72%	61%
Real Estate	0-10%	8	0
Fixed Income	0-25%	20	39

Total		100%	100%

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below exhibits the accumulated benefit obligation measured as of August 31:

	2006	2005	2004
	(In thousands)

Accumulated benefit obligation	$13,752	$11,400	$9,908

Contributions.  The Company expects to make no contributions to its defined benefit pension plan in fiscal 2007 as the plan was frozen as of June 30, 2006.

Estimated Future Benefit Payments.  The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Benefits

2007	$1,472
2008	960
2009	1,604
2010	824
2011	2,063
2012-2016	5,343

Total	$12,266

Multiemployer Pension Plans

In accordance with collective bargaining agreements, the Company contributed to multiemployer pension plans $3 million per year during fiscal 2006, 2005, and 2004. The Company is not the sponsor or administrator of these multiemployer plans. Contributions were determined in accordance with provisions of negotiated labor contracts.

The Company learned during fiscal 2004 that one of the multiemployer plans of the Steel Manufacturing Business would not meet Employee Retirement Incentive Security Act of 1974 (“ERISA”) minimum funding standards for the plan year ending September 30, 2004. The trustees of that plan applied to the Internal Revenue Service for certain relief from this minimum funding standard. The Internal Revenue Service (“IRS”) indicated a willingness to consider granting the relief provided the plan’s contributing employers, including the Company, agree to increased contributions. The increased contributions were estimated to average 6% per year, compounded annually, until the plan reaches the funded status required by the IRS. These increases were based on the Company’s current contribution level to the plan of approximately $2 million per year. Based on commitments from the majority of employers participating in the Plan to make the increased contributions, the Plan Trustees proceeded with the relief request, and in August 2006 received formal approval from the IRS. Based on this approval, in the fourth fiscal quarter of 2006, the Company reversed approximately $1 million in charges that had been accrued in fiscal 2004 for the Company’s estimated share of additional contributions or excise taxes that would have been required had the IRS approval not been received.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Benefits

The Company has adopted a nonqualified supplemental retirement plan (“SERP”) for certain executives. A restricted trust fund has been established and invested in life insurance policies which can be used for plan benefits, but are subject to claims of general creditors. The trust fund is classified as other assets and the pension liability is classified as other long-term liabilities. The status of this plan is summarized as follows as of August 31 and for the year then ended:

	2006	2005
	(In thousands)

Restricted trust fund	$2,318	$2,302
Deferred compensation expense	(418)	(564)
Long-term pension liability	2,026	1,988
Pension expense	80	102

The trust fund assets stock market gains and losses are included in other income (expense). During fiscal 2006, 2005 and 2004, the Company recognized gains totaling $29 thousand, $177 thousand and $105 thousand, respectively. In fiscal 2006, 2005 and 2004, the Company contributed $189 thousand, $1 thousand and $1 thousand, respectively, to the plan. As an unfunded plan, contributions are defined as benefit payments made to plan beneficiaries.

Note 13 — Stock Incentive Plan

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

As a result of adopting SFAS 123(R), the Company’s income before taxes and minority interests for fiscal 2006 was lower by $3 million. Similarly, the Company’s net income for fiscal 2006 was lower by $2 million more than the amounts that would have been reported by the Company had it continued to account for stock-based compensation under APB 25. No compensation costs associated with share-based payments has been capitalized as part of the cost of an asset as of August 31, 2006. The impact on both basic and diluted net income per share for fiscal 2006 was $0.06 per share.

In accordance with the applicable provisions of SFAS No. 123(R) and FASB Staff Position (FSP) FAS No. 123(R)-3 issued on November 10, 2005, the Company elected to use the short-form method to calculate the Windfall tax pool (“Windfall”) as of September 1, 2005, against which any future deficiency in actual tax benefits from exercises of stock options as compared to tax benefits recorded under SFAS No. 123(R), defined as shortfall, will be offset. As of September 1, 2005, the Windfall calculated in accordance with the provisions of FSP FAS No. 123(R)-3 amounted to $11 million.

Prior to the adoption of SFAS 123(R), the Company presented the tax benefits from employee stock option plan as operating cash flows. Upon the adoption of SFAS 123(R), tax benefits in excess of the compensation expense recognized for those options are classified as financing cash inflows.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As described above, the fair value of stock options granted during the following years ended August 31 was determined using the Black-Scholes with the following assumptions:

	2006	2005	2004

Risk-free interest rate — stock options	4.83%	3.90%	3.79%
Dividend yields	1.00%	1.00%	1.00%
Weighted-average expected life of stock options	6.63 years	6.50 years	7.00 years
Volatility — stock options	46%	48%	43%
Weighted-average fair value of options granted during the periods	$16.43	$12.37	$12.66

A summary of the Company’s stock option activity and related information is as follows for the years ended August 31:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value
	(In thousands)		(In years)	(In thousands)

Outstanding at August 31, 2005	1,017	$12.58
Options granted	496	34.44
Options exercised	(432)	8.26
Options forfeited/canceled	(133)	12.02

Outstanding at August 31, 2006	948	$26.06	8.4	$6,734

Exercisable at August 31, 2006	294	$17.87	7.0	$4,158

As of August 31, 2006 and August 31, 2005, the total number of unvested stock options was 654,000 shares and 498,000 shares, respectively. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their options on August 31, 2006. Aggregate intrinsic value was calculated as the difference between the Company’s closing stock price on the last trading day of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options. Total intrinsic value of stock options exercised was $12 million, $4 million, and $22 million for the years ended August 31, 2006, 2005, and 2004, respectively. The total fair value of stock options vested during the fiscal years ended August 31, 2006, 2005, and 2004 was $2 million, $1 million, and $1 million, respectively.

The Company recognized compensation expense associated with stock options of $2 million for fiscal 2006.

As of August 31, 2006, the total remaining unrecognized compensation expense related to non-vested stock options amounted to $9 million. The weighted-average remaining requisite service period of the non-vested stock options was approximately 38 months.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total proceeds received from option exercises for the years ended August 31, 2006, 2005, and 2004 was $4 million, $1 million, and $7 million, respectively.

The tax benefits realized from the option exercises of the share-based payment awards for fiscal 2006 were $4 million. In fiscal year 2005, the Company recorded cumulative tax benefits from exercises of employee stock options of $14 million from deducting or planning to deduct, on original or amended income tax returns, the amounts the employees would report as ordinary income.

In connection with stock option awards by the Compensation Committee on July 25, 2006, the Compensation Committee authorized the Company to permit option grantees to elect to receive the value of the option award in restricted shares of Class A common stock of the Company. In October 2006, the Company commenced a tender offer under which the recipients of the July 25 option grants were afforded the opportunity to exchange the options for restricted stock units (“RSUs”) on a 2:1 basis. The exchange ratio was determined using a Black-Sholes pricing model such that the values at the time of exchange were equivalent. The RSUs vest on the same schedule as the options would have vested.

Long-Term Incentive Plan

Subject to shareholder approval of proposed amendments to the Plan, on November 29, 2005 the Company’s Compensation Committee approved performance-based awards under the Plan and the entry by the Company into Long-Term Incentive Award Agreements evidencing those awards. Shareholder approval of the Plan amendments on January 30, 2006 satisfied the condition to the effectiveness of the awards. The Compensation Committee approved additional awards on the same terms to two executive officers and one officer in a division on January 30, 2006 and April 28, 2006, respectively.

The Compensation Committee established a series of performance targets, which include the Company’s total shareholder return (“TSR”) for the performance period relative to the S&P 500 Industrials (weighted at 50%) (“TSR Awards”), the operating income per ton of the Company’s Metals Recycling Business for the performance period (weighted at 16 2/3%), the number of Economic Value Added (“EVA”) positive stores of the Auto Parts Business for the last year of the performance period (weighted at 16 2/3%), and the man hours per ton of the Steel Manufacturing Business for the performance period (weighted at 16 2/3%), corresponding to award payouts ranging from 25% to 300% of the weighted portions of the target awards (“Performance Awards,” collectively). For participants who work exclusively in one business segment, the awards are weighted 50% on the performance measure for their segment and 50% on total shareholder return. A participant generally must be employed by the Company on October 31 following the end of the performance period to receive an award payout, although pro-rated awards will be paid if employment terminates earlier on account of death, disability, retirement, termination without cause after the first year of the performance period, or a sale of the Company or the business segment for which a participant works. Awards will be paid in the Company’s Class A Common Stock as soon as practicable after October 31 following the end of the performance period.

The fair value of Performance Awards granted during the periods was determined by multiplying the total number of shares expected to be issued by the Company’s closing stock price as of the date of the grant and is being recognized over the requisite service period of 2.9 years. The weighted average fair value of Performance Awards granted during fiscal 2006 was $34.27. Weighted average expected life of Performance Awards granted during fiscal 2006 was 2.9 years.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of TSR Awards granted during the year ended August 31, 2006 was determined using a Monte Carlo simulation model with the following assumptions:

2006

Risk-free interest rate	5.00%
Dividend yields	0.20%
Weighted-average expected life	2.9 years
Volatility	50%
Weighted-average fair value of TSR performance component of the LTIP granted during the period	$52.04

In accordance with the provisions of SFAS 123(R), compensation expense related to the TSR award, which has market conditions, will be recognized over the requisite service period and will only be adjusted if the requisite service is not rendered.

Long Term Incentive Plan (“LTIP”) award activity under the Plan as of and during fiscal 2006 was as follows:

	Year Ended August 31, 2006
		Weighted-Average
	LTIP Awards	Fair Value
	(In thousands)

Outstanding at August 31, 2005	—	$—
LTIP awards granted	100	43.15
LTIP awards forfeited	(5)	43.25

Outstanding at August 31, 2006	95	$43.15

As of August 31, 2006, there were no vested LTIP awards. Compensation expense associated with Performance Awards for fiscal 2006 was calculated assuming all performance targets were met. The total compensation expense associated with Performance Awards and TSR Awards amounted to $1 million for fiscal 2006.

Deferred Stock Units

On July 26, 2006, the Board of Directors, on the recommendation of its Compensation Committee, approved the Deferred Compensation Plan for Non-Employee Directors in conjunction with authorizing the issuance of Deferred Stock Units (“DSUs”) to non-employee directors as the form of the restricted stock awards approved by the Board in July 2005.

DSUs will be awarded to non-employee directors pursuant to the Plan. One DSU gives the director the right to receive one share of Class A Common Stock at a future date. Annually, immediately following the annual meeting of shareholders (commencing with the 2007 annual meeting), each non-employee director will receive DSUs for a number of shares equal to $87,500 divided by the closing market price of the Class A Common Stock on the grant date. The DSUs will become fully vested on the day before the next annual meeting, subject to continued service on the Board. The DSUs will also become fully vested on the death or disability of a director or a change in control of the Company (as defined in the DSU award agreement).

After the DSUs have become vested, directors will be credited with additional whole or fractional shares to reflect dividends that would have been paid on the stock subject to the DSUs. The Company will issue Class A Common Stock to a director pursuant to vested DSUs in a lump sum in January after the director ceases to be a director of the Company, subject to the right of the director to elect an installment payment program under the Company’s Deferred Compensation Plan for Non-Employee Directors.

In order to move from a cycle of granting non-employee director equity awards each year in June to a cycle of granting the awards in January at the time of the annual meeting, the Company will grant a one-time award of DSUs

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to each non-employee director, effective as of August 31, 2006. The DSUs will become fully vested on the day before the 2007 annual meeting, subject to continued Board service. The one-time grants will be for the number of DSUs equal to $43,750 ($65,625 for the Chairman of the Board) divided by the closing market price of the Class A Common Stock on August 31, 2006. On August 31, 2006, the total number of DSUs granted was 14,000 shares.

The compensation expense associated with the DSUs granted will be recognized over the respective requisite service periods of the awards.

Note 14 — Income Taxes

Income tax expense consisted of the following at August 31:

	2006	2005	2004
		(in thousands)

Current
Federal	$86,713	$70,726	$50,231
State	5,453	7,250	5,322
Foreign	1,316	874	586
Deferred
Federal	(6,353)	3,786	(5,865)
State	(258)	(1,114)	395

Total income tax expense	$86,871	$81,522	$50,669

The temporary differences and carryforwards that gave rise to deferred tax assets and liabilities were as follows at August 31:

	2006	2005
	(In thousands)

Current deferred tax assets (liabilities)
California Enterprise Zone credit carryforward	$141	$195
Inventory valuation methods	1,248	1,538
Employee benefit accruals	4,523	2,953
State income tax and other	1,373	(1,439)

Current deferred tax assets	$7,285	$3,247

Non-current deferred tax assets (liabilities)
California Enterprise Zone credit carryforward	$422	$535
Accelerated depreciation and basis differences	(33,144)	(40,566)
AMT carryforward	742	742
Environmental liabilities	13,262	7,375
Net operating loss carryforwards	7,990	3,718
Translation adjustment	(1,045)	—
Other	1,857	1,209

Non-current deferred tax liabilities	(9,916)	(26,987)

Net deferred tax assets (liabilities)	$(2,631)	$(23,740)

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense differs from the amounts that would result by applying the U.S. statutory rate to earnings before taxes. A reconciliation of the difference at August 31 is as follows:

	2006	2005	2004

Federal statutory rate	35%	35%	35%
Extraterritorial Income Exclusion	(2)	(3)	(3)
Nondeductible Fine	2	—	—
State taxes, net of credit	2	2	2
Proler NOLs	—	—	(4)
Section 199 Deduction and Other	—	1	1

Effective tax rate	37%	35%	31%

The 37% tax rate for fiscal 2006 is higher than the 35% for fiscal 2005 primarily because this year’s effective tax rate has been increased by the $14 million of nondeductible penalties and profits disgorgement expensed in connection with the making of improper payments to purchasing managers of nearly all of the Company’s customers in Asia (see Item 3, Legal Proceedings). Secondarily, the current year $57 million gain from the disposition of joint venture interests (see Note 7 — Business Combinations) will not likely benefit from either the Extraterritorial Income Exclusion on export sales or the Section 199 domestic manufacturing deduction that reduces the Company’s effective tax rate on other operating income.

Neither the fiscal 2006 nor 2005 tax rates benefited as did the fiscal 2004 tax rate from the earlier year’s release of valuation allowances that had previously offset $15 million of federal net operating losses (“NOLs”) and $1 million of minimum tax credit carryforwards. Both the NOLs and credit carryforwards had accompanied the Company’s 1996 acquisition of Proler International Corp. The valuation allowances had been originally established because management was uncertain whether Federal tax law would ultimately constrain their use. Each fiscal year management has assessed the continuing need for the valuation allowances, and determined in fiscal year 2004 that the remaining $6 million of valuation reserves pertaining to NOLs and tax credits could be released because it was more likely than not that future taxable income and tax would be sufficient to absorb them. This determination was based upon a number of factors such as profitability trends, industry fundamentals and recent profitable acquisitions. The release of the valuation reserves had no effect on cash flows. The Company had no valuation allowance as of August 31, 2006 or 2005. The Company has $15 million of federal NOLs which arose from the acquisition of GreenLeaf. These will expire in years 2022 through 2024 and the use is restricted to $1 million per year.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 — Earnings and Dividends Per Share

Basic net income per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. The following represents a reconciliation from basic net income per share to diluted net income per share at August 31:

	2006	2005	2004
	(In thousands)

Net income	$143,068	$146,867	$111,181

Computation of shares:
Weighted average common shares outstanding, basic	30,597	30,427	29,976
Incremental common shares attributable to dilutive stock options and LTIP awards	199	670	1,082

Diluted average common shares outstanding	30,796	31,097	31,058

Basic net income per share	$4.68	$4.83	$3.71

Diluted net income per share	$4.65	$4.72	$3.58

Dividend per share	$0.068	$0.068	$0.068

For fiscal 2006, all of the options and LTIP awards granted through and outstanding as of August 31, 2006, except for approximately 247,000 shares granted on November 29, 2005, 3,000 shares granted on April 28, 2006, and 314,000 shares granted on July 25, 2006, are considered to be dilutive. These shares were excluded from the diluted net income per share calculation as they would be anti-dilutive. For the years ended August 31, 2005 and 2004, all of the options issued through and outstanding as of the respective dates were considered to be dilutive.

Note 16 — Related Party Transactions

Certain shareholders of the Company own significant interest in, or are related to owners of, the entities discussed below. As such, these entities are considered related parties for financial reporting purposes.

In fiscal 2005, the Company sold one shipment of recycled metal to one of its joint ventures for $9 million. The Company has not historically sold recycled metal to its joint ventures. There were no sales of recycled metal to joint ventures in 2006 or 2004.

Included in other assets are $1 million of notes receivable from joint venture businesses at August 31, 2006 and 2005.

The Company purchased recycled metal from its joint venture operations at prices that approximate market. Purchases from these joint ventures totaled $12 million, $14 million, and $10 million in fiscal 2006, 2005, and 2004, respectively. Advances to these joint ventures were $2 million and $1 million as of fiscal 2006 and 2005, respectively.

The Company’s Portland, Oregon metal recycling facility operated since 1972 on property leased from SIC, a related party. The term of the lease extended to 2063, with annual rent of approximately $2 million, subject to periodic adjustment. In 2004, SIC began marketing the property for sale. Because the Company deemed the location of the property to be strategic to its operations, the Company purchased the property in May 2005 for $20 million. The transaction was approved by the Company’s Audit Committee in accordance with the Company’s policy on related party transactions.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company leases its administrative offices from SIC under an operating lease. The lease expires in 2015, and current annual rent is less than $1 million annually. Thomas D. Klauer, Jr., President of the Company’s Auto Parts Business, is the sole shareholder of a corporation that is the 25% minority partner in a partnership with the Company that operates four Pick-N-Pull stores in Northern California. Mr. Klauer’s 25% share of the profits of this partnership totaled $1 million, $2 million and $2 million in fiscal years 2006, 2005 and 2004, respectively. Mr. Klauer also owns the property at one of these stores which is leased to the partnership under a lease providing for annual rent of $200 thousand, subject to annual adjustments based on the Consumer Price Index, and a term expiring in December 2010. The partnership has the option to renew the lease, upon its expiration, for a five-year period.

The following table summarizes the future minimum rents (in thousands) for these leases:

Year	Minimum Rents

2007	$960
2008	973
2009	986
2010	999
2011	717
Thereafter	2,308

Total	$6,943

Related party rent expense for the administrative offices was less than $1 million, $2 million, and $2 million, for the fiscal years ended August 31, 2006, 2005 and 2004, respectively.

The Company performs some administrative services and provided operation and maintenance of management information systems for certain related parties. These services are charged to the related parties based upon cost plus a 15% margin for overhead and profit. These administrative charges totaled less than $1 million per year during fiscal years 2006, 2005 and 2004.

Note 17 — Segment Information

The Company operates in three industry segments: metal purchasing, processing, recycling and trading (Metals Recycling Business), mini-mill steel manufacturing (Steel Manufacturing Business) and self service and full service used auto parts (Auto Parts Business). Additionally, the Company is a non-controlling partner in joint ventures, which are either in the Metals Recycling business or are suppliers of unprocessed metal. As a result of the HNC separation that was completed on September 30, 2005 (See Note 7 — Business Combinations), the Joint Venture segment was eliminated and the results for the two entities acquired in this transaction that the Company is now managing, as well as the remaining five joint venture interests, are consolidated into the Metals Recycling Business. As such, the current year joint venture amounts are not presented separately.

The Metals Recycling Business buys and processes ferrous and nonferrous metal for sale to foreign and other domestic steel producers or their representatives and to the Steel Manufacturing Business. The Metals Recycling Business also purchases ferrous metal from other processors for shipment directly to the Steel Manufacturing Business.

The Steel Manufacturing Business produces rebar, merchant bar, wire rod, coiled rebar and other specialty products.

The Auto Parts Business purchases salvaged vehicles, sells parts from those vehicles through its retail facilities and wholesale operations, and sells the remaining portion of the vehicles to metal recyclers, including the Metals Recycling Business.

Intersegment sales from the Metals Recycling Business to the Steel Manufacturing Business and from the Auto Parts Business to the Metals Recycling Business are transferred at negotiated market rates per ton. These

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intercompany sales tend to produce intercompany profits which are not recognized, until the finished products are ultimately sold to third parties.

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision-maker for the purpose of corporate management. The Company does not allocate corporate interest income and expense, income taxes or other income and expenses related to corporate activity to its operating segments.

Revenues from external customers and intersegment transactions for the Company’s consolidated operations are as follows for the year ended August 31:

	2006	2005	2004
	(In millions)

Metals Recycling Business	$1,407	$580	$456
Auto Parts Business	218	108	82
Steel Manufacturing Business	387	315	271
Intersegment revenues	(157)	(150)	(121)

Consolidated revenues	$1,855	$853	$688

The joint ventures’ revenues from external customers are $46 million, $2,205 million, and $1,540 million for the years ended August 31, 2006, 2005 and 2004, respectively.

Revenues by geographic area for the year ended August 31:

	2006	2005	2004
	(In millions)

Metals Recycling Business:
Africa	$47	$—	$—
Asia	627	402	322
North America	162	178	134
Europe	570	—	—
Sales to Steel Manufacturing Business	(142)	(137)	(112)

Sales to external customers	1,264	443	344
Auto Parts Business:
North America	219	108	82
Sales to Metals Recycling Business	(15)	(13)	(9)

Sales to external customers	204	95	73
Steel Manufacturing Business:
Sales to external customers in North America	387	315	271

Total	$1,855	$853	$688

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating income by segment is as follows for the year ending August 31:

	2006	2005	2004
	(In millions)

Metals Recycling Business	$128	$112	$74
Auto Parts Business	28	28	26
Steel Manufacturing Business	75	43	25
Joint Ventures	—	69	62

Segment operating income	231	252	187
Corporate and eliminations	(56)	(21)	(22)

Total operating income	$175	$231	$165

Operating income from the joint ventures represents the Company’s equity in the net income of these entities during 2005 and 2004.

Depreciation and amortization expense by segment is as follows for the year ended August 31:

	2006	2005	2004
	(In millions)

Metals Recycling Business	$16	$7	$6
Auto Parts Business	6	5	5
Steel Manufacturing Business	8	8	9

Segment depreciation and amortization expense	30	20	20
Corporate and eliminations	1	1	—

Total depreciation and amortization expense	$31	$21	$20

The Company’s share of depreciation and amortization expense included in the determination of the joint ventures’ net income is $1 million, $7 million, and $7 million for the years ended August 31, 2006, 2005 and 2004, respectively.

The following is a summary of the Company’s total assets for the year ended August 31:

	2006	2005
	(In thousands)

Metals Recycling Business	$619	$188
Auto Parts Business	310	188
Steel Manufacturing Business	148	144
Joint Ventures	—	184

Segment assets	1,077	704
Corporate and eliminations	(32)	5

Total assets	$1,045	$709

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the Company’s capital expenditures for the year ended August 31:

	2006	2005	2004
	(In millions)

Metals Recycling Business	$54	$33	$12
Auto Parts Business	13	5	4
Steel Manufacturing Business	10	9	5

Segment capital expenditures	77	47	21
Corporate	10	1	1

Total capital expenditures	$87	$48	$22

In fiscal 2006, no one customer accounted for 10% or greater of the Company’s consolidated revenues. In fiscal years 2005 and 2004, one customer accounted for 13% and 12%, respectively, of the Company’s consolidated revenues. Sales to foreign countries are a significant part of our business. The schedule below identifies those foreign countries in which the Company’s sales exceed 10% of consolidated revenues.

	Year Ended August 31,
	2006	2005	2004

Sales to China	6%	15%	13%
Sales to South Korea	4%	19%	21%
Sales to Turkey	12%	—	—

Note 18 — Subsequent Events

On October 16, 2006, the Company finalized settlements with the DOJ and the SEC resolving the investigation of the Company’s past practice of making improper payments to the purchasing managers of the Company’s customers in Asia in connection with export sales of recycled ferrous metal. Refer to Contingencies — Other in Note 11, Commitments and Contingencies.

On October 10, 2006, the Company announced a tender offer under which employees who received stock options on July 25, 2006 would be eligible to exchange their options for Restricted Stock Units (“RSU”s). See Stock Options in Note 13. Stock Incentive Plan. The Company does not anticipate incremental compensation expense arising from the exchange.

Quarterly Financial Data (Unaudited)

In the opinion of management, this unaudited quarterly financial summary includes all adjustments necessary to present fairly the results for the periods represented (in thousands, except per share amounts):

	Fiscal 2006
	First	Second	Third	Fourth

Revenues	$341,231	$403,285	$505,573	$604,626
Operating income	$17,533	$31,570	$49,310	$76,651
Net income	$41,530	$21,118	$30,205	$50,215
Basic earnings per share	$1.36	$0.69	$0.99	$1.63
Diluted earnings per share	$1.34	$0.68	$0.98	$1.62

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal 2005
	First	Second	Third	Fourth

Revenues	$198,961	$215,746	$242,691	$195,680
Operating income	$67,306	$56,013	$54,629	$53,123
Net income	$42,936	$35,981	$33,508	$34,442
Basic earnings per share	$1.41	$1.18	$1.10	$1.13
Diluted earnings per share	$1.38	$1.15	$1.08	$1.11

Schedule II — Valuation and Qualifying Accounts

For the Years Ended August 31, 2006, 2005, and 2004

Column A	Column B	Column C — Additions		Column D	Column E
	Balance at	Charged to	Charged to		Balance at
	Beginning	Cost and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
	(In thousands)

Fiscal 2006
Allowance for doubtful accounts	$810	$288	$328	$156	$1,270
Inventories — net realizable value	$3,535	$—	$—	$1,645	$1,890
Fiscal 2005
Allowance for doubtful accounts	$772	$45	$—	$7	$810
Inventories — net realizable value	$3,392	$143	$—	$—	$3,535
Fiscal 2004
Allowance for doubtful accounts	$712	$354	$—	$294	$772
Inventories — net realizable value	$1,061	$2,331	$—	$—	$3,392
Deferred tax asset valuation allowance	$6,090	$—	$—	$6,090	$—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the fiscal year covered by this Form 10-K, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Remediation of Material Weaknesses

As disclosed in the Company’s Quarterly Reports on Form 10-Q/A for the fiscal periods ending November 30, 2005, February 28, 2006 and May 31, 2006, management of the Company had determined that, as of each of those dates, two material weaknesses existed. A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As discussed in more detail below, one material weakness related to controls over the accurate preparation and review of the consolidated statements of cash flows and the second material weakness related to controls over its application and review of the completeness and accuracy of purchase accounting. In addition, as disclosed in the Company’s Annual Report on Form 10-K/A for the year ended August 31, 2005, management of the Company had determined that, as of that date, the material weakness with respect to controls over the accurate preparation and review of the consolidated statements of cash flows existed.

As of August 31, 2006, the Company has remediated the two reported material weaknesses in internal controls over financial reporting. The reported material weaknesses and remediation results are as follows:

Material weakness related to the consolidated statements of cash flows. As of August 31, 2005, November 30, 2005, February 28, 2006 and May 31, 2006, the Company did not maintain effective controls over the accurate preparation and review of its consolidated statements of cash flows. Specifically, the Company did not maintain effective controls to ensure that (i) certain cash flows received from joint ventures as returns on investment were accurately classified as net cash provided by operations and (ii) debt proceeds and repayments and changes in other assets and liabilities were accurately presented on a gross basis, as required by generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the fiscal years ended August 31, 2005, 2004, and 2003, each of the quarters in fiscal 2005, the first two quarters of fiscal 2006 and adjustments to the third quarter of fiscal 2006. Additionally, this control deficiency could result in a misstatement of operating and investing cash flows in the consolidated statements of cash flows that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management concluded that this control deficiency constituted a material weakness.

Remediation of Material Weakness:

The Company has taken the following steps to remediate the material weakness related to the consolidated statements of cash flows:

•	The Company created new accounting and financing positions, hired additional accounting and finance personnel and replaced accounting and finance personnel hired earlier in fiscal 2006. The Company provided technical accounting trainings, including with respect to SFAS 95 and statements of cash flows, to its accounting and finance staff.

•	The Company has undertaken a thorough review of the classification requirements of each component line item and the individual elements that comprise each line item of the consolidated statements of cash flows, in accordance with SFAS 95.

•	The Company has reviewed the manner in which it utilizes its SEC disclosure checklist, and the SEC reporting manager now conducts a full review of each checklist item to determine appropriate classification of cash flows in accordance with SFAS 95.

•	The Company has involved outside subject matter experts. Specifically, the Company contracted with a public accounting firm (other than its independent auditors) to perform a thorough review of the detailed checklist to ensure that the cash flows have been prepared in accordance with SFAS 95. The Company also hired a subject matter expert to manage its remediation efforts.

•	The Company revised its existing control procedures for the preparation and review of its consolidated statements of cash flows. Specifically, the Company implemented review procedures, including review by the Company’s Corporate Controller and its Chief Financial Officer, of the consolidated statements of cash flows. The Company also developed and implemented a standard cash flows template.

Management has concluded that the material weakness described above has been remediated as of August 31, 2006 and no longer existed as of that date.

Material weakness related to purchase accounting.  As of November 30, 2005, February 28, 2006 and May 31, 2006, the Company did not maintain effective controls over its application and review of the completeness and accuracy of purchase accounting. Specifically, the Company did not maintain effective controls to ensure that purchase business combinations were accurately recorded as of the acquisition date in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of revenue, cost of goods sold, selling, general and administrative expense, interest expense, other income, net, income tax provision, pre-acquisition interests, net of tax, and operating and investing cash flows in the condensed consolidated financial statements for the three months ended November 30, 2005 and the six months ended February 28, 2006. Additionally, this control deficiency could result in the misstatement of the aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management concluded that this control deficiency constituted a material weakness.

Remediation of Material Weakness:

The Company has taken the following steps to remediate the material weakness related to purchase accounting:

•	The Company created new accounting and financing positions, hired additional accounting and finance personnel and replaced accounting and finance personnel hired earlier in fiscal 2006. In the fourth fiscal quarter of fiscal 2006, the Company hired a corporate assistant controller who has experience in purchase accounting. The Company provided technical accounting trainings, including with respect to SFAS 141 and purchase accounting, to its accounting and finance staff.

•	The Company has involved outside subject matter experts. Specifically, the Company engaged outside subject matter experts with purchase accounting experience to review the Company’s accounting position where the accounting treatment is considered by the Company to be particularly complex or, under certain circumstances, to involve subjective decision making. The Company also hired a subject matter expert to manage its remediation efforts.

•	The Company formalized its policy and procedures. Specifically, the Company enhanced its policy on business combination to provide appropriate guidance on the application of purchase accounting. This policy is supplemented by a SFAS 141 checklist. In addition, the Company developed standard templates and formalized procedures to analyze acquisitions.

•	The Company updated and revised the control that requires a detailed review by the Company’s Corporate Controller and approval of the Company’s Chief Financial Officer of the analysis of acquisitions.

•	The Company reassembled its Technical Accounting Team, which includes the divisional CFO of the Auto Parts Business, the divisional Director of Finance of the Metals Recycling Business, the divisional Controllers of all the Company’s business segments, the corporate Controller, the corporate Assistant Controller, the Finance Manager and the corporate Senior Accounting Manager. The Technical Accounting Team holds bi-monthly meetings to address accounting issues relevant to the Company.

Management has concluded that the material weakness described above has been remediated as of August 31, 2006 and no longer existed as of that date.

Management’s Annual Report on Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting is presented within Item 8 of this Annual Report.

Changes in Internal Control Over Financial Reporting

As discussed above, there were material changes in the Company’s internal control over financial reporting during the fourth fiscal quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. These material changes within the fourth quarter, as discussed in further detail above, were the implementation and review of an automated disclosure checklist, the development and implementation of a standard cash flows template, the contracting with a subject matter expert to manage the remediation efforts, the providing of accounting training, including with respect to purchase accounting and cash flow statements, the contracting with a subject matter expert to assist in the cash flow statement process, the contracting with a subject matter expert with purchase accounting experience and the requirement that the Company’s Corporate Controller and its Chief Financial Officer be included in the review process for purchase accounting and cash flow statements.

ITEM 9B.	OTHER INFORMATION

NONE

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Item 401 and 405 of Regulation S-K regarding directors and beneficial ownership will be included under “Election of Directors” and under “Section 16(a) Beneficial Ownership Reporting Compliance”, respectively in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Executive Officers

Name	Age	Office

John D. Carter	60	President and Chief Executive Officer
Gregory J. Witherspoon	60	Vice President and Chief Financial Officer
Tamara Adler Lundgren	49	Executive Vice President and Chief Operating Officer
Gary Schnitzer	64	Executive Vice President
Donald Hamaker	54	President, Metals Recycling Business
Thomas D. Klauer, Jr.	52	President, Auto Parts Business
Jeffrey Dyck	43	President, Steel Manufacturing Business
Richard C. Josephson	58	Vice President, General Counsel and Secretary
Vicki A. Piersall	45	Vice President and Corporate Controller

John D. Carter joined the Company as President and Chief Executive Officer in May 2005. From 2002 to May 2005, Mr. Carter was engaged in a consulting practice focused primarily on strategic planning in transportation and energy for national and international businesses, as well as other small business ventures. From 1982 to 2002, Mr. Carter served in a variety of senior management capacities at Bechtel Group, Inc. including Executive Vice President and Director, as well as President of Bechtel Enterprises, Inc., a wholly owned subsidiary, and other operating groups. His duties during his tenure included providing senior executive oversight to almost all of Bechtel’s business lines, operating groups and service groups. Prior to his Bechtel tenure, Mr. Carter was a partner in a San Francisco law firm. He is a director of Northwest Natural Gas Company and FLIR Systems, Inc. and Chairman of the Board of private company Kuni Automotive.

Gregory J. Witherspoon joined the Company as Interim Chief Financial Officer in August 2005 and was appointed as Chief Financial Officer in January 2006. Mr. Witherspoon was a managing director with the financial consulting firm, Plan Bravo Partners, LLC from 1998 through 2006. Mr. Witherspoon’s consulting engagements have included a two-year assignment as President of a chain of hotels and restaurants, and a six-month assignment as Interim President and Chief Financial Officer of an automobile lender. From 1998 to 2003, Mr. Witherspoon served as a member of the Board of Directors and Chairman of the Audit Committee of the Board of Directors of Approved Financial Corp., a Virginia-chartered financial institution. Prior to this time, he was a CPA with two of the major public accounting firms.

Tamara L. Lundgren joined the Company in September 2005 as Vice President and Chief Strategy Officer. She became Executive Vice President, Strategy and Investments in April, 2006 and was elected Executive Vice President and Chief Operating Officer in November, 2006. Prior to joining the Company, Ms. Lundgren was an investment banker, most recently as a Managing Director at JPMorgan Chase, which she joined in 2001. From 1996 until 2001, Ms. Lundgren was a Managing Director at Deutsche Bank AG in New York and London. Prior to joining Deutsche Bank, Ms. Lundgren was a partner at the law firm of Hogan & Hartson, LLP in Washington, D.C.

Gary Schnitzer has been Executive Vice President in charge of the Company’s California Metals Recycling operations since 1980.

Donald Hamaker joined the Company as President of the Metals Recycling Business in September 2005. Mr. Hamaker was employed in management positions by HNC for nearly 20 years, serving as President since 1999.

Thomas D. Klauer, Jr. has been the President of the Auto Parts Business since the Company’s acquisition of Pick-N-Pull Auto Dismantling, Inc. in 2003. Prior thereto, Mr. Klauer was employed by Pick-N-Pull, having joined that Company in 1989.

Jeffrey Dyck joined the Steel Manufacturing Business in February 1994 and served in a variety of positions, including Manager of the Rolling Mills and Director of Operations of the Steel Manufacturing Business, prior to his promotion to President in June 2005.

Richard C. Josephson joined the Company in January 2006 as Vice President, General Counsel and Secretary. Prior to joining the Company, Mr. Josephson was a Member of the law firm Stoel Rives LLP, where he had practiced law since 1973. He is a director of Portland Arena Management, LLC, a private company.

Vicki A. Piersall joined the Company in June 2002 as Assistant Corporate Controller and became Vice President and Corporate Controller in September 2005. Ms. Piersall is the Company’s principal accounting officer. From 2000 to June 2002, she was Worldwide Division Controller for the Office Printer Division of Xerox Corporation.

Code of Ethics

On October 5, 2006, the Board of Directors approved amendments to the Company’s Code of Conduct that is applicable to all of its directors and employees. It includes additional provisions that apply to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions (the “Senior Financial Officers”). This document is posted on the Company’s internet website (www.schnitzersteel.com), is available free of charge by calling the Company or submitting a request to ir@schn.com and was filed as an exhibit to the Current Report on Form 8-K filed with the SEC on October 12, 2006. The Company intends to disclose on its website any amendments to or waivers of the Code for directors, executive officers or Senior Financial Officers.

Section 16 Compliance

The information required by this item will be included under “Section 16 Compliance” in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included under “Executive Compensation” in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management will be included under “Voting Securities and Principal Shareholders” in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to securities authorized for issuance under equity compensation plans will be included under “Equity Compensation Plan Information” in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included under “Certain Transactions” in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the Company’s principal accountant fees and services will be included under “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. The following financial statements are filed as part of this report:

See Index to Consolidated Financial Statements and Schedule on page 47 of this report.

2. The following schedule and report of independent accountants are filed as part of this report:

Page

Schedule II Valuation and Qualifying Accounts	90

All other schedules are omitted as the information is either not applicable or is not required.

3. Exhibits:

2.1	Agreement of Purchase and Sale, dated December 30, 2004, among Vehicle Recycling Solutions, LLC, a Delaware limited liability company, several wholly-owned subsidiaries of Vehicle Recycling Solutions, LLC, and Pick-N-Pull Auto Dismantlers, a California general partnership and wholly-owned subsidiary of the Registrant. Filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004, and incorporated herein by reference.
2.2	Master Agreement, dated as of June 8, 2005, by and among Hugo Neu Co., LLC, HNE Recycling LLC, HNW Recycling LLC, and Joint Venture Operations, Inc. and for certain limited purposes Hugo Neu Corporation and the Registrant. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 9, 2005, and incorporated herein by reference.
2.3	Unit Purchase Agreement, dated August 5, 2005, between Pick-N-Pull Auto Dismantlers, PNP Commercial Acquisition, LLC, and Tree Acquisition, L.P., related to the acquisition of GreenLeaf Auto Recyclers, LLC. Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2005, and incorporated herein by reference.
2.4	Agreement of Purchase and Sale, dated August 5, 2005, between PNP Commercial Acquisition, LLC, and Ford Motor Company, related to the acquisition of GreenLeaf Auto Recyclers, LLC. Filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on October 5, 2005, and incorporated herein by reference.
2.5	First Amendment, dated September 30, 2005, to Unit Purchase Agreement dated August 5, 2005 between Pick-N-Pull Auto Dismantlers, PNP Commercial Acquisition, LLC, and Tree Acquisition, L.P. Filed as Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on October 5, 2005, and incorporated herein by reference.
2.6	Asset Purchase Agreement, dated as of September 2, 2005, between RRC Acquisition, LLC, Regional Recycling LLC, Metal Asset Acquisition, LLC, 939 Fortress Investments, LLC, Fortress Apartments, LLC, Integrity Metal, LLC, RCC Recycling, LLC, Alan Dreher, George Dreher, Paul Dreher, James J. Filler, Teja Jouhal and Herbert Miller. Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 8, 2005, and incorporated herein by reference.
3.1	2006 Restated Articles of Incorporation of the Registrant. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 9, 2006, and incorporated herein by reference.
3.2	Restated Bylaws of the Registrant. Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on March 22, 2006, and incorporated herein by reference.
4.1	Amended and Restated Credit Agreement, dated November 8, 2005, between the Registrant, Bank of America, NA, and the Other Lenders Party Thereto. Filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005, and incorporated herein by reference.
4.2	Rights Agreement, dated March 21, 2006, between the Registrant and Wells Fargo Bank, N.A. Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2006, and incorporated herein by reference.
9.1	Schnitzer Steel Industries, Inc. 2001 Restated Voting Trust and Buy-Sell Agreement, dated March 26, 2001. Filed as Exhibit 9.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference.

10.1		Yeon Business Center Lease Agreement (3200 Yeon), dated August 7, 2003, between Schnitzer Investment Corp. and the Registrant, relating to the corporate headquarters at 3200 NW Yeon Ave. Filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003, and incorporated herein by reference.
10.2		Yeon Business Center Lease Agreement (3330 Yeon), dated August 7, 2003, between Schnitzer Investment Corp. and the Registrant, relating to the corporate headquarters at 3330 NW Yeon Ave. Filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003, and incorporated herein by reference.
10.3		Lease Agreement, dated September 1, 1988, between Schnitzer Investment Corp. and the Registrant, as amended, relating to the Portland Metals Recycling operation and which has terminated except for surviving indemnity obligations. Filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on September 24, 1996 (Commission File No. 33-69352), and incorporated herein by reference.
10.4		Amendment No. 1 to Yeon Business Center Lease Agreement (3200 Yeon), dated February 1, 2004. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005, and incorporated herein by reference.
10.5		Amendment No. 2 to Yeon Business Center Lease Agreement (3200 Yeon), dated October 20, 2005. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005, and incorporated herein by reference.
10.6		Amendment No. 1 to Yeon Business Center Lease Agreement (3330 Yeon), dated February 1, 2004. Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005, and incorporated herein by reference.
10.7		Amendment to Yeon Business Center Lease Agreement, (3330 Yeon), dated October 20, 2005. Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005, and incorporated herein by reference.
10.8		Amendment No. 3 to Yeon Business Center Lease Agreement (3200 NW Yeon), dated March 10, 2006.
10.9		Purchase and Sale Agreement, dated May 4, 2005, between Schnitzer Investment Corp. and the Registrant, relating to purchase by the Registrant of the Portland Metals Recycling operations real estate. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2005, and incorporated herein by reference.
10.10		Second Amended Shared Services Agreement, dated September 13, 1993, between the Registrant and certain entities controlled by shareholders of the Registrant. Filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on September 24, 1996 (Commission File No. 33-69352), and incorporated herein by reference.
10.11		Amendment, dated September 1, 1994, to Second Amended Shared Services Agreement between the Registrant and certain entities controlled by shareholders of the Registrant. Filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference.
10.12		Third Amended Shared Services Agreement, dated July 26, 2006, between the Registrant, Schnitzer Investment Corp. and Island Equipment Company, Inc. Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on July 28, 2006, and incorporated herein by reference.
*10	.13	Letter Agreement regarding initial compensation terms, dated July 18, 2005, between John D. Carter and the Registrant. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on July 20, 2005, and incorporated herein by reference.
*10	.14	Employment Agreement, dated February 17, 2006, between John D. Carter and the Registrant. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2006, and incorporated herein by reference.
*10	.15	Change in Control Severance Agreement, dated February 17, 2006, between John D. Carter and the Registrant. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 22, 2006, and incorporated herein by reference.
*10	.16	Agreement, dated August 31, 2005, between Gregory J. Witherspoon and the Registrant regarding Mr. Witherspoon’s position as Interim Chief Financial Officer. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on September 6, 2005, and incorporated herein by reference.

*10	.17	Letter agreement, dated January 6, 2006, between Gregory J. Witherspoon and the Registrant, regarding Mr. Witherspoon’s position as Chief Financial Officer. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 10, 2006, and incorporated herein by reference.
*10	.18	Letter agreement, dated January 6, 2006, between Richard C. Josephson and the Registrant, regarding Mr. Josephson’s position as Vice President and General Counsel. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 10, 2006, and incorporated herein by reference.
*10	.19	Employment Agreement, dated September 13, 2005, between Donald Hamaker and the Registrant. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 19, 2005, and incorporated herein by reference.
*10	.20	Employment Agreement, dated April 10, 2006, between Tamara L. Adler (Lundgren) and the Registrant. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2006, and incorporated herein by reference.
*10	.21	Change in Control Severance Agreement, dated April 10, 2006, between Tamara L. Adler (Lundgren) and the Registrant. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 12, 2006, and incorporated herein by reference.
*10	.22	1993 Stock Incentive Plan of the Registrant. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for quarter ended February 28, 2002, and incorporated herein by reference.
*10	.23	1993 Stock Incentive Plan of the Registrant as amended as of January 30, 2006. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2006, and incorporated herein by reference.
*10	.24	Form of Stock Option Agreement used for option grants to employees under the 1993 Stock Incentive Plan. Filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004, and incorporated herein by reference.
*10	.25	Form of Stock Option Agreement used for option grants to non-employee directors under the 1993 Stock Incentive Plan. Filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004, and incorporated herein by reference.
*10	.26	Form of Long-Term Incentive Award Agreement under the 1993 Stock Incentive Plan. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 3, 2006, and incorporated herein by reference.
*10	.27	Employment Agreement dated August 20, 2004 between Barry A. Rosen and the Registrant. Filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004, and incorporated herein by reference.
*10	.28	Supplemental Executive Retirement Bonus Plan of the Registrant. Filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for fiscal year ended August 31, 2001, and incorporated herein by reference.
*10	.29	Amendment to the Supplemental Executive Retirement Bonus Plan of the Registrant effective January 1, 2002. Filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for fiscal year ended August 31, 2001, and incorporated herein by reference.
*10	.30	Schnitzer Steel Industries, Inc. Amended and Restated Economic Value Added Bonus Plan. Filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004, and incorporated herein by reference.
*10	.31	Executive Annual Bonus Plan. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2005, and incorporated herein by reference.
*10	.32	Non-Employee Director Compensation Schedule, effective as of September 1, 2005. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 20, 2005, and incorporated herein by reference.
*10	.33	Non-Employee Director Compensation Schedule, effective as of July 26, 2006. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on September 19, 2006, and incorporated herein by reference.
*10	.34	Form of Deferred Stock Unit Award Agreement for non-employee directors. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2006, and incorporated herein by reference.
*10	.35	Deferred Compensation Plan for Non-Employee Directors. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 28, 2006, and incorporated herein by reference.

*10	.36	Form of Indemnity Agreement for Directors and Executive Officers. Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 28, 2006, and incorporated herein by reference.
*10	.37	Form of Restricted Stock Unit Award Agreement. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on November 8, 2006, and incorporated herein by reference.
10.38		Deferred Prosecution Agreement (including Statement of Facts), dated October 16, 2006, between the Registrant and the United States Department of Justice. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2006, and incorporated herein by reference.
10.39		Plea Agreement by SSI International Far East, Ltd., dated October 10, 2006. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 19, 2006, and incorporated herein by reference.
10.40		Criminal Information, United States of America vs. SSI International Far East, Ltd., dated October 10, 2006. Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 19, 2006, and incorporated herein by reference.
10.41		Offer of Settlement to the United States Securities and Exchange Commission, dated July 26, 2006. Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 19, 2006, and incorporated herein by reference.
10.42		Order Instituting Cease-and-Desist Proceedings, Making Findings, and Imposing a Cease-and-Desist Order Pursuant to Section 21C of the Securities and Exchange Act of 1934, dated October 16, 2006. Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 19, 2006, and incorporated herein by reference.
21.1		Subsidiaries of Registrant.
23.1		Consent of Registered Independent Public Accounting Firm.
24.1		Powers of Attorney.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.

By:	/s/ GREGORY J. WITHERSPOON
Gregory J. Witherspoon
Chief Financial Officer

Dated November 9, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant: November 9, 2006 in the capacities indicated.

Signature	Title

Principal Executive Officer:

*JOHN D. CARTER John D. Carter	President and Chief Executive Officer

Principal Financial Officer:

/s/ GREGORY J. WITHERSPOON Gregory J. Witherspoon	Chief Financial Officer

Principal Accounting Officer:

/s/ VICKI A. PIERSALL Vicki A. Piersall	Vice President and Corporate Controller

Directors:

*ROBERT S. BALL Robert S. Ball	Director

*WILLIAM A. FURMAN William A. Furman	Director

*JUDITH JOHANSEN Judith Johansen	Director

*WILLIAM LARSSON William Larsson	Director

*SCOTT LEWIS Scott Lewis	Director

Signature	Title

*KENNETH M. NOVACK Kenneth M. Novack	Director

*MARK L. PALMQUIST Mark L. Palmquist	Director

*JEAN S. REYNOLDS Jean S. Reynolds	Director

*JILL SCHNITZER EDELSON Jill Schnitzer Edelson	Director

*RALPH R. SHAW Ralph R. Shaw	Director

*By: /s/ GREGORY J. WITHERSPOON Attorney-in-Fact Gregory J. Witherspoon