Form 10-Q
period 2006-11-30
SCHNITZER STEEL INDUSTRIES INC
filed 2007-01-08
CIK 912603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended November 30, 2006 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrant had 22,856,081 shares of Class A common stock, par value of $1.00 per share, and 7,861,166 shares of Class B Common Stock, par value of $1.00 per share, outstanding at December 31, 2006.

SCHNITZER STEEL INDUSTRIES, INC.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	Nov. 30, 2006	Aug. 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,818	$25,356
Restricted cash	—	7,725
Accounts receivable, less allowance for doubtful accounts of $1,510 and $1,270	124,738	118,820
Accounts receivable from related parties	79	19
Inventories	288,598	263,583
Deferred income taxes	7,580	7,285
Prepaid expenses and other	23,367	15,956

Total current assets	469,180	438,744

Property, plant and equipment, net	328,133	312,907

Other assets:
Investment in and advances to joint venture partnerships	8,456	8,859
Goodwill	266,193	266,675
Intangibles	10,534	10,899
Other assets	6,563	6,640

Total assets	$1,089,059	$1,044,724

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$11,061	$100
Accounts payable	71,357	64,506
Accrued payroll and related liabilities	26,399	36,809
Investigation reserve	—	15,225
Current portion of environmental liabilities	3,368	3,648
Accrued income taxes	60	4,265
Other accrued liabilities	28,211	26,585

Total current liabilities	140,456	151,138

Deferred income taxes	12,795	9,916

Long-term debt, less current portion	142,817	102,829

Environmental liabilities, net of current portion	36,524	37,754

Other long-term liabilities	4,932	3,855

Minority interests	4,552	5,133

Commitments and contingencies (Note 4)	—	—

Shareholders’ equity:
Preferred stock—20,000 shares authorized, none issued	—	—
Class A common stock—75,000 shares $1.00 par value authorized, 22,688 and 22,793 shares issued and outstanding	22,688	22,793
Class B common stock—25,000 shares $1.00 par value authorized, 7,901 and 7,986 shares issued and outstanding	7,901	7,986

Additional paid-in capital	130,229	137,281
Retained earnings	584,799	564,165
Accumulated other comprehensive income:
Foreign currency translation adjustment	1,366	1,874

Total shareholders’ equity	746,983	734,099

Total liabilities and shareholders’ equity	$1,089,059	$1,044,724

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	For The Three Months Ended November 30,
	2006	2005
Revenues	$509,854	$341,231

Operating Expenses:
Cost of goods sold	434,706	285,106

Selling, general and administrative	42,858	40,344

Income from wholly-owned operations	32,290	15,781

Income from joint ventures	1,286	1,752

Operating income	33,576	17,533

Other income (expense):
Interest expense	(1,061)	(435)
Other income	1,116	55,534

	55	55,099

Income before income tax and minority interests	33,631	72,632

Income tax provision	(12,071)	(31,135)

Income before minority interests	21,560	41,497

Minority interests, net of tax	(402)	(153)

Pre-acquisition interests, net of tax	—	186

Net income	$21,158	$41,530

Net income per share — basic	$0.69	$1.36

Net income per share — diluted	$0.69	$1.34

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For The Three Months Ended November 30,
	2006	2005
Cash flows from operating activities:
Net income	$21,158	$41,530
Noncash items included in income:
Depreciation and amortization	8,892	6,241
Minority interests	402	320
Deferred income tax	2,584	(10,206)
Distributed/(undistributed) equity in earnings of joint ventures	403	15,787
Stock-based compensation expense	1,410	494
Gain on disposition of joint venture assets	—	(54,618)
Excess tax benefit from stock options exercised	(537)	—
Loss on disposal of assets	196	—
Changes in assets and liabilities:
Accounts receivable	(5,868)	21,321
Inventories	(24,876)	(7,753)
Prepaid expenses and other current assets	(7,736)	11,556
Other assets	951	1,630
Accounts payable	6,853	(12,684)
Accrued liabilities	(12,229)	21,409
Investigation reserve	(15,225)	—
Environmental liabilities	(1,510)	(2,959)
Other liabilities	754	(767)

Net cash provided (used) by operating activities	(24,378)	31,301

Cash flows from investing activities:
Capital expenditures	(23,808)	(15,823)
Acquisitions, net of cash acquired	(660)	(75,548)
Cash paid to joint ventures	—	(449)
Proceeds from sale of assets	123	12
Cash flows from non-hedge derivatives	(80)	—
Restricted cash	7,725	—

Net cash used in investing activities	(16,700)	(91,808)

Cash flows from financing activities:
Proceeds from line of credit	85,500	43,000
Repayment of line of credit	(74,500)	(33,000)
Borrowings from long-term debt	215,500	140,184
Repayment of long-term debt	(175,551)	(72,000)
Issuance of Class A common stock	790	17
Excess tax benefit from stock options exercised	537	—
Distributions to minority interests	(1,208)	(1,045)
Repurchase of Class A common stock	(9,979)	—
Dividends declared and paid	(524)	(518)

Net cash provided by financing activities	40,565	76,638

Effect of exchange rate changes on cash	(25)	—

Net increase (decrease) in cash and cash equivalents	(538)	16,131

Cash and cash equivalents at beginning of period	25,356	20,645

Cash and cash equivalents at end of period	$24,818	$36,776

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

Note 1 — Summary of Significant Accounting Policies:
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Schnitzer Steel Industries, Inc. (the “Company”) have been prepared pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (“SEC”). The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, management suggests that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report for the fiscal year ended August 31, 2006. The results for the three months ended November 30, 2006 and 2005 are not necessarily indicative of the results of operations for the entire year.
Acquisitions that occurred during the first quarter of fiscal 2006 are described in “Note 3 – Business Combinations”. Under Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and Accounting Research Bulletin 51, “Consolidated Financial Statements” (“ARB 51”), the acquisition of Prolerized New England Company and Subsidiaries (“PNE”) and Hugo Neu Schnitzer Global Trade-Baltic Operations (“HNSGT-Baltic”), two of the three businesses acquired under the Hugo Neu Corporation (“HNC”) separation and termination agreement, were treated as “step” acquisitions because the Company had a joint venture interest in those two businesses. The Company did not have a prior interest in the third business acquired under the HNC separation and termination agreement, THS Recycling LLC, dba Hawaii Metal Recycling Company (“HMR”). Additionally, during the first quarter of fiscal 2006, the Company acquired the assets of Regional Recycling LLC (“Regional”) and purchased GreenLeaf Auto Recyclers, LLC (“GreenLeaf”), two businesses in which the Company did not have a previous interest. Since the PNE and HNSGT-Baltic acquisitions occurred early in the fiscal year, consolidation accounting allowed the Company to include PNE and HNSGT-Baltic in the consolidated results as though they had occurred at the beginning of fiscal 2006, with an adjustment to earnings for the pre-acquisition interest the Company did not own during the reporting period. As such, the unaudited condensed consolidated statements of income are presented as if the PNE and HNSGT-Baltic acquisitions had occurred on September 1, 2005.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. These changes had no impact on previously reported operating income, net income, shareholders’ equity or cash flow from operations.
Cash and Cash Equivalents
Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. The Company funds its accounts as checks are presented and cleared at the bank, not when checks are written. As a result, the Company maintains no cash balances in its primary operating accounts and book overdrafts of $8 million and $13 million were reclassified out of cash and cash equivalents and included in accounts payable as of November 30, 2006 and August 31, 2006, respectively.

SCHNITZER STEEL INDUSTRIES, INC.
Net Income and Dividends per Share
The following table sets forth the reconciliation from basic net income per share to diluted net income per share (in thousands, except per share amounts):

	For the Three Months Ended
	November 30,
	2006	2005
Net Income	$21,158	$41,530

Computation of shares:
Weighted average common shares outstanding	30,751	30,477
Effect of dilutive stock options and unvested share units	125	560

Diluted average common shares outstanding	30,876	31,037

Basic net income per share	$0.69	$1.36

Diluted net income per share	$0.69	$1.34

Dividend per share	$0.017	$0.017

Basic earnings per share is computed using net income and the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using net income and the weighted average number of common shares outstanding, assuming dilution. Weighted average common shares outstanding, assuming dilution, include potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of Long-Term Incentive Program (“LTIP”) performance share, deferred stock unit (“DSU”) and restricted stock unit (“RSU”) awards using the treasury stock method. Stock options and LTIP performance share, DSU and RSU awards totaling approximately 725,000 shares were excluded from the calculation of diluted earnings per share because they were antidilutive, although they could become dilutive in the future.
Goodwill
The changes in the carrying amount of goodwill resulting from business combinations (see “Note 3 – Business Combinations”) during the three months ended November 30, 2006 were (in thousands):

	Metals	Auto
	Recycling	Parts
	Business	Business	Total
Balance as of August 31, 2006	$143,106	$123,569	$266,675

Translation adjustment	—	(482)	(482)

Balance as of November 30, 2006	$143,106	$123,087	$266,193

The Company performs impairment tests at least annually, during the second quarter of the fiscal year and whenever events and circumstances indicate that the value of goodwill might be impaired. The Company has determined that there were no events or circumstances indicating impairment during the first quarter of fiscal 2007.

SCHNITZER STEEL INDUSTRIES, INC.
Comprehensive Income
The following table sets forth the reconciliation of comprehensive income (in thousands):

	For the Three Months Ended
	November 30,
	2006	2005
Net Income	$21,158	$41,530
Foreign currency translation adjustment	(508)	(60)

Comprehensive income	$20,650	$41,470

Foreign Currency Translation
In accordance with Statement of Financial Accounting Standard No. 52, “Foreign Currency Translation” (“SFAS 52”), assets and liabilities of foreign operations are translated into U.S. dollars at the period-end exchange rate, revenues and expenses of foreign operations are translated into U.S. dollars at the average rate for the period. Translation adjustments are not included in determining net income for the period, but are recorded as a separate component of shareholders’ equity.
Foreign currency transaction gains and losses are generated from the effects of exchange rate changes on transactions denominated in a currency other than the functional currency of the Company, which is the U.S. dollar. SFAS 52 generally requires that gains and losses on foreign currency transactions be recognized in the determination of net income for the period. The aggregate amount of net realized and unrealized transaction gains was $753,000 in the first quarter of 2006, which was offset by $632,000 of net realized and unrealized losses recorded under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) related to foreign currency contract settlements and mark-to-market adjustments on open foreign currency contracts. The net aggregate amount related to net realized and unrealized gains and losses is recorded in other income.
Changes in Shareholders’ Equity
In November 2006, the Company repurchased 250,000 common shares.
Derivative Financial Instruments
To manage the exposure to exchange risk associated with accounts receivable denominated in a foreign currency, the Company enters into foreign currency forward contracts to stabilize the U.S. dollar amount of the transaction at maturity. These contracts are not designated as hedging instruments under SFAS 133, Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of SFAS 133” or under Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”
The Company held foreign currency forward contracts denominated in Euros with total notional amounts of €11 million at November 30, 2006. The fair value of these contracts was estimated based on quoted market prices as of November 30, 2006. The change in the exchange rate resulted in a liability of $565,000. The Company did not hold any foreign currency forward contracts during the first quarter of fiscal 2006.
New Accounting Pronouncements
In June 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaced APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements — an amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application to prior period financial statements of changes in accounting principle, unless this would be impracticable. SFAS 154 also redefines the

SCHNITZER STEEL INDUSTRIES, INC.
term “restatement” to mean the correction of an error by revising previously issued financial statements. This statement is effective for fiscal years beginning after December 15, 2005. The Company adopted this pronouncement as of September 1, 2006. This statement had no impact on the consolidated financial statements at adoption.
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
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will be required to adopt SFAS 157 in the first quarter of fiscal year 2009. Management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the Company’s consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires employers to fully recognize the funded status of single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements and to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic costs. The requirement of SFAS 158 to recognize the funded status of a benefit plan and the disclosure requirements will be effective as of the end of the fiscal year ending August 31, 2007.
SFAS 158 also requires employers to measure defined benefit plan assets and obligations as of the date of the Company’s fiscal year-end statement of financial position, and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position will be effective for the fiscal year ending August 31, 2009. The Company is

SCHNITZER STEEL INDUSTRIES, INC.
currently in compliance with the latter requirement of SFAS 158, using a measurement date of August 31 for all plans.
Based on the postretirement obligations of the Company as of August 31, 2006, the adoption of SFAS 158 would increase total assets by approximately $1 million, increase total liabilities by approximately $3 million and reduce total stockholders’ equity by approximately $2 million. The adoption of SFAS 158 will not affect the results of the Company’s operations. As a result of the June 2006 curtailment of the defined benefits plan, the Company does not expect the impact to be significantly different than the estimate at August 31, 2006.
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement – including the reversing effect of prior year misstatements – but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Prior to the Company’s application of the guidance in SAB 108, the Company used the iron curtain method for quantifying financial statement misstatements.
In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. SAB 108 is effective for the Company in its annual financial statements for the year ended August 31, 2007. The Company has evaluated the impact of applying the dual approach for quantifying financial statement misstatements and does not expect the cumulative effect adjustment in connection with its initial application to be material to its financial statements.
Note 2 — Inventories:
Inventories consisted of the following (in thousands):

	November 30, 2006	August 31, 2006
Recycled metals	$184,166	$170,405
Work in process	18,014	15,093
Finished goods	68,669	62,151
Supplies	17,749	15,934

	$288,598	$263,583

SCHNITZER STEEL INDUSTRIES, INC.
Note 3 — Business Combinations:
On September 30, 2005, the Company and HNC and certain of their subsidiaries closed a transaction to separate and terminate their metal recycling joint venture relationships. Total consideration for the transaction was $165 million. Purchase accounting has been finalized and a dispute exists between the Company and HNC over post-closing adjustments. The Company believes it has adequately accrued for the disputed amounts.
In fiscal 2006, the Company also completed the following acquisitions:
•	On September 30, 2005, the Company acquired GreenLeaf, five store properties leased by GreenLeaf and certain GreenLeaf debt obligations. Total consideration for the acquisition was $45 million.

•	On October 31, 2005, the Company acquired substantially all of the assets of Regional, a metal recycling business with nine facilities located in Georgia and Alabama. The purchase price was $69 million in cash and the assumption of certain liabilities.

•	On March 21, 2006, the Company purchased the 40% minority interest in its Rhode Island metals recycling subsidiary. The purchase price of $25 million was paid in cash.
The following table is prepared on a pro forma basis for the three-month period ended November 30, 2005 as though all of the businesses acquired through the HNC separation and termination agreement and the GreenLeaf and Regional acquisitions had occurred on September 1, 2005 (in thousands, except per share amounts).

For the Three Months
Ended November 30, 2005
(pro forma)
Gross revenues	$388,673
Net Income	$49,475
Net Income per share:
Basic	$1.62
Diluted	$1.60
The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the full three-month period. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining operations.
Note 4 — Environmental Liabilities and Other Contingencies:
The Company considers various factors when estimating its environmental liabilities. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. The factors which the Company considers in its recognition and measurement of environmental liabilities include the following:
•	Current regulations, both at the time the reserve is established and during the course of the clean-up, which specify standards for acceptable remediation;

•	Information about the site, which becomes available as the site is studied and remediated;

•	The professional judgment of both senior-level internal staff and external consultants, who take into account similar, recent instances of environmental remediation issues, among other considerations;

SCHNITZER STEEL INDUSTRIES, INC.
•	Technologies available that can be used for remediation; and

•	The number and financial condition of other potentially responsible parties and the extent of their responsibility for the remediation.
Metals Recycling Business
In connection with acquisitions in the Metals Recycling Business in 1995, 1996 and 2006, the Company recorded in its financial statements reserves for environmental liabilities previously recorded by the acquired companies. Environmental reserves are evaluated quarterly according to Company policy. On November 30, 2006, environmental reserves for the Metals Recycling Business aggregated $22 million, which is primarily comprised of the reserves established during recent acquisitions and the Hylebos Waterway Remediation.
Hylebos Waterway Remediation. General Metals of Tacoma, Inc. (“GMT”), a subsidiary of the Company, owns and operates a metals recycling facility located in the State of Washington on the Hylebos Waterway, a part of Commencement Bay, which is the subject of an ongoing remediation project by the United States Environmental Protection Agency (“EPA”) under the Comprehensive Environmental Response, Compensation and Liability Act. GMT and more than 60 other parties were named potentially responsible parties (“PRPs”) for the investigation and clean-up of contaminated sediment along the Hylebos Waterway. On March 25, 2002, the EPA issued Unilateral Administrative Orders (“UAOs”) to GMT and another party (“Other Party”) to proceed with Remedial Design and Remedial Action (“RD/RA”) for the head of the Hylebos Waterway and to two other parties to proceed with the RD/RA for the balance of the waterway. The UAO for the head of the Hylebos Waterway was converted to a voluntary consent decree in 2004, pursuant to which GMT and the Other Party agreed to remediate the head of the Hylebos Waterway.
There are two phases to the remediation of the head of the Hylebos Waterway. The first phase was the intertidal and bank remediation, which was conducted in 2003 and early 2004. The second phase was dredging in the head of the Hylebos Waterway, which commenced in July 2004 and was completed in February 2006. During fiscal 2005, the Company paid remediation costs of $16 million related to Hylebos Waterway dredging, which resulted in a reduction of the recorded environmental liability. The Company’s cost estimates were based on the assumption that dredge removal of contaminated sediments would be accomplished within one dredge season during July 2004 through February 2005. However, due to a variety of factors, including dredge contractor operational issues and other dredge related delays, the dredging was not completed during the first dredge season. As a result, the Company recorded environmental charges of $14 million in fiscal 2005, primarily to account for additional estimated costs to complete this work during a second dredging season. During fiscal 2006, the Company incurred remediation costs of $7 million, which were charged to the environmental reserves. The Company and the Other Party have filed a complaint in the United States District Court for the Western District of Washington at Tacoma against the dredge contractor to recover damages and a significant portion of cost over runs incurred in the second dredging season to complete the project; the case is scheduled to go to trial in January 2007.
GMT and the Other Party are pursuing settlement negotiations and legal actions against other non-settling, non-performing PRPs to recover additional amounts that may be applied against the head of the Hylebos Waterway remediation costs. This legal action is scheduled to go to trial in May 2007. During fiscal 2005, the Company recovered $1 million from four non-performing PRPs, and during the first quarter of fiscal 2006, the Company recovered an additional immaterial amount from two non-performing PRPs. This amount had previously been taken into account as a reduction in the Company’s reserve for environmental liabilities. On November 30, 2006, environmental reserves for the Hylebos Waterway aggregated $4 million, with no material charges against the reserve in the first quarter of fiscal 2007.

SCHNITZER STEEL INDUSTRIES, INC.
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
The Washington State Department of Ecology named GMT, along with a number of other parties, as a Potentially Liable Party for a site referred to as Tacoma Metals. GMT operated on this site under a lease until 1982. The property owner and current operator have taken the lead role in performing a Remedial Investigation/Feasibility Study (“RI/FS”) for the site. The Company’s previously recorded environmental liabilities include an estimate of the Company’s potential liability at this site.
Portland Harbor. In December 2000, the EPA designated the Portland Harbor, a 5.5 mile stretch of the Willamette River in Portland, Oregon, as a Superfund site. The Company’s metals recycling and deep water terminal facility in Portland, Oregon is located adjacent to the Portland Harbor. The EPA has identified at least 69 PRPs, including the Company and Crawford Street Corporation (“CSC”), a subsidiary of the Company, which own or operate or formerly owned or operated sites adjacent to the Portland Harbor Superfund site. The precise nature and extent of any clean-up of the Portland Harbor, the parties to be involved, the process to be followed for any clean-up and the allocation of any costs for the clean-up among responsible parties have not yet been determined. It is unclear whether or to what extent the Company or CSC will be liable for environmental costs or damages associated with the Superfund site. It is also unclear to what extent natural resource damage claims or third party contribution or damage claims will be asserted against the Company or CSC. A reserve has been established for ongoing environmental review. While the Company and CSC participated in certain preliminary Portland Harbor study efforts, they are not parties to the consent order entered into by the EPA with other certain PRPs, referred to as the “Lower Willamette Group” (“LWG”), for an RI/FS; however, the Company and CSC could become liable for a share of the costs of this study at a later stage of the proceedings.
During fiscal 2006, the Company and CSC, together with approximately 27 other PRPs who are not participating in the LWG’s RI/FS, received letters from the LWG and one of its members with respect to participating in the LWG RI/FS and potential claims for past costs and cost allocation and reimbursement. If the Company or CSC declines to participate in the continued implementation of the RI/FS, it is possible that they could be the subject to EPA or the Oregon Department of Environmental Quality (“DEQ”) enforcement orders or litigation by the LWG or its members. The Company is cooperating in discussions with the agencies and the LWG and continuing to evaluate alleged liabilities in context of the available technical, factual and legal information.
During the first quarter of fiscal 2006, the Company and CSC received demands from various parties in connection with environmental response costs allegedly incurred in investigating contamination at the Portland Harbor Superfund site. In an effort to develop a coordinated strategy and response to these demands, the Company and CSC joined with more than twenty other newly-noticed parties to form the Blue Water Group (“BWG”). All members of the BWG declined to join the LWG. However, the BWG has been engaged in discussions with the LWG, EPA and DEQ regarding a potential cash contribution to the RI/FS. If the BWG can

SCHNITZER STEEL INDUSTRIES, INC.
achieve this partial settlement with the LWG, EPA and DEQ, the Company and CSC would contribute toward the BWG’s total settlement amount.
The BWG has also undertaken efforts to oppose a separate settlement between the LWG and DEQ memorialized in a consent judgment lodged in Oregon state court in October 2006. The BWG is opposing that consent judgment on the grounds that it contains terms that may violate federal and state law and would unduly prejudice the BWG. The Oregon state court, however, denied the BWG’s motions to intervene and entered the consent judgment. The BWG appealed the denial of the motions to intervene and the appeals court granted a stay of certain parts of the consent judgment pending resolution of the appeal.
Separately, DEQ has requested operating history and other information from numerous persons and entities which own or conduct operations on properties adjacent to or upland from the Portland Harbor, including the Company and CSC. The DEQ investigations at the Company and CSC sites are focused on controlling any current releases of contaminants into the Willamette River. The Company has agreed to a voluntary Remedial Investigation/Source Control effort with the DEQ regarding its Portland, Oregon deep water terminal facility and the site formerly owned by CSC. DEQ identified these sites as potential sources of contaminants that could be released into the Willamette River. The Company believes that improvements in the operations at these sites, often referred to as Best Management Practices (“BMPs”), will provide effective source control and avoid the release of contaminants from these sites and has proposed to DEQ the implementation of BMPs as the resolution of this investigation. Additionally, the EPA recently released and made available to the public the LWG’s “Round Two” data, involving hundreds of sediment samples taken throughout the 5.5 mile harbor site. The Company is in the process of reviewing this data. The cost of the investigations and remediation associated with these properties and the cost of employment of source control BMPs is not reasonably estimable until the completion of the data review. In fiscal 2006, the Company recorded a liability for its estimated share of the costs of the investigation incurred by the LWG to date. No liability has been recorded for either future investigation costs or remediation of the Portland Harbor.
Other Metals Recycling Business Sites. For a number of years prior to the Company’s 1996 acquisition of Proler International Corp. (“Proler”), Proler operated a shredder with an on-site industrial waste landfill in Texas, which Proler utilized to dispose of auto shredder residue (“ASR”) from the operations. In August 2002, Proler entered the Texas Commission on Environmental Quality Voluntary Cleanup Program toward the pursuit of a Voluntary Cleanup Program Certificate of Completion for the former landfill site. In fiscal 2005, the Texas Commission on Environmental Quality issued a Conditional Certificate of Completion requiring Proler to perform ongoing groundwater monitoring and annual inspections, maintenance, and reporting. As a result of the resolution of this issue, the Company reduced its reserve related to this site by $2 million in fiscal 2005. In fiscal 2006, the Company paid immaterial amounts of costs relating to this site. Reserves related to this site at November 30, 2006 were $1 million, with no material charges against the reserve during the first quarter of fiscal 2007.
During the second quarter of fiscal 2005, in connection with the negotiation of the separation and termination agreement relating to the Company’s metals recycling joint ventures with HNC (see “Note 3 — Business Combinations”), the Company conducted an environmental due diligence investigation of certain joint venture businesses it proposed to acquire. As a result of this investigation, the Company identified certain environmental risks and accrued $3 million for its share of the estimated costs to remediate these risks which was included in the consolidated statements of income in fiscal 2005. During the first quarter of fiscal 2006, an additional $12 million was recorded in conjunction with purchase accounting, representing the remaining portion of the environmental liabilities associated with the HNC separation and termination agreement and the Regional acquisition.

SCHNITZER STEEL INDUSTRIES, INC.
As of November 30 and August 31, 2006, respectively, $22 million and $23 million remain in reserves for the Metal Recycling Business. No environmental compliance proceedings are pending with respect to any of these sites.
In addition to the matters discussed above, the Company’s environmental reserve includes amounts for potential future clean-up of other sites at which the Company or its acquired subsidiaries have conducted business or allegedly disposed of other materials. None of these are material, individually or in the aggregate.
Auto Parts Business
From fiscal 2003 through the first quarter of fiscal 2006, the Company completed four acquisitions of businesses in the Auto Parts Business segment. At the time of each acquisition, the Company conducted an environmental due diligence investigation related to locations involved in the acquisition. As a result of the environmental due diligence investigations, the Company recorded a reserve for the estimated cost to address certain environmental matters. The reserve is evaluated quarterly according to the Company policy. At November 30 and August 31, 2006, environmental reserves for the Auto Parts Business aggregated $18 million, and include an environmental reserve for the GreenLeaf acquisition. No environmental enforcement proceedings are pending with respect to any of these sites and no amounts were charged to these reserves in fiscal 2006 or the first quarter of fiscal 2007.
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
The Steel Manufacturing Business has an operating permit issued under Title V of the Clean Air Act Amendments of 1990, which governs certain air quality standards. The permit was first issued in fiscal 1998 and has since been renewed through fiscal year 2007. The permit allows the Steel Manufacturing Business to produce up to 900,000 tons of billets per year and varying rolling mill production levels based on levels of emissions. The Company submitted an application for the renewal of the five-year permit during fiscal 2006; the application is pending.
Contingencies-Other
The Company had a past practice of making improper payments to the purchasing managers of the Company’s customers in Asia in connection with export sales of recycled ferrous metal. The Company stopped this practice after it was advised in 2004 that it raised questions of possible violations of U.S. and foreign laws. Thereafter, the Audit Committee was advised and conducted a preliminary compliance review. On November 18, 2004, on the recommendation of the Audit Committee, the Board of Directors authorized the Audit Committee to engage independent counsel and conduct a thorough, independent investigation. The Board also authorized and directed that the existence and the results of the investigation be voluntarily reported to the U.S. Department of Justice (“DOJ”) and the SEC, and that the Company cooperate fully with those agencies. The Audit Committee notified the DOJ and the SEC of the independent investigation, engaged outside counsel to assist in the independent investigation and instructed outside counsel to fully cooperate with the DOJ and the SEC and to provide those

SCHNITZER STEEL INDUSTRIES, INC.
agencies with the information obtained as a result of the independent investigation. On October 16, 2006, the Company finalized settlements with the DOJ and the SEC resolving the investigation. Under the settlement, the Company agreed to a deferred prosecution agreement with the DOJ (the “Deferred Prosecution Agreement”) and agreed to an order, issued by the SEC, instituting cease-and-desist proceedings, making findings, and imposing a cease-and-desist order pursuant to Section 21C of the Securities Exchange Act of 1934 (the “Order”). Under the Deferred Prosecution Agreement, the DOJ will not prosecute the Company if the Company meets the conditions of the agreement for a period of three years including, among other things, that the Company engage a compliance consultant to advise its compliance officer and its Board of Directors on the Company’s compliance program. Under the Order, the Company agreed to cease-and-desist from the past practices that were the subject of the investigation and to disgorge $8 million of profits and prejudgment interest. The Order also contains provisions comparable to those in the Deferred Prosecution Agreement regarding the engagement of the compliance consultant. In addition, under the settlement, the Company’s Korean subsidiary, SSI International Far East, Ltd., pled guilty to Foreign Corrupt Practices Act anti-bribery and books and records provisions, conspiracy and wire fraud charges and paid a fine of $7 million. These amounts were accrued during fiscal 2006 and paid in the first quarter of fiscal 2007, and the investigation settlement did not affect the Company’s previously reported financial results. Under the settlement, the Company has agreed to cooperate fully with any ongoing, related DOJ and SEC investigations. The Company has incurred expenses, and may incur further expenses, in connection with the advancement of funds to, or indemnification of, individuals involved in such investigations.
Note 5 — Long Term Debt:
On November 8, 2005, the Company entered into an amended and restated unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The agreement provides for a five-year, $400 million revolving credit facility loan maturing in November 2010. The agreement prior to restatement provided for a $150 million revolving credit facility maturing in May 2006. Interest on outstanding indebtedness under the restated agreement is based, at the Company’s option, on either the London Interbank Offered Rate (“LIBOR”) plus a spread of between 0.625% and 1.25%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.15% and 0.25% based on a pricing grid tied to the Company’s leverage ratio. As of November 30, 2006, the Company had borrowings outstanding under the credit facility of $135 million. The Company also has an additional unsecured credit line, which was increased on March 1, 2006, by $5 million to $15 million. Interest on outstanding indebtedness under the unsecured line of credit is set by the bank at the time of borrowing. The credit available under this agreement is uncommitted, and as of November 30, 2006, the Company had $11 million outstanding under the agreement. Both credit agreements contain various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of November 30, 2006, the Company was in compliance with all such covenants, representations and warranties. Additionally, the Company has $8 million of long-term bonded indebtedness due in January 2021.
Note 6 — Related Party Transactions:
Certain shareholders of the Company own significant interests in, or are related to owners of, the entities discussed below. As such, these entities are considered related parties for financial reporting purposes.
Included in other assets are notes receivable from joint venture businesses of less than $1 million at November 30 and August 31, 2006.

SCHNITZER STEEL INDUSTRIES, INC.
The Company purchases recycled metal from its joint venture operations at prices that approximate market value. Purchases from these joint ventures totaled $4 million and $2 million in the first quarter of fiscal 2007 and 2006, respectively. Advances to these joint ventures were $1 million and $2 million as of November 30 and August 31, 2006, respectively.
Thomas D. Klauer, Jr., President of the Company’s Auto Parts Business, is the sole shareholder of a corporation that is the 25% minority partner in a partnership with the Company that operates four self-service stores in Northern California. Mr. Klauer’s 25% share of the profits of this partnership totaled $323,000 and $391,000 in the first quarter of fiscal 2007 and 2006, respectively. Mr. Klauer also owns the property at one of these stores, which is leased to the partnership under a lease providing for annual rent of $200,000, subject to annual adjustments based on the Consumer Price Index, and a term expiring in December 2010. The partnership has the option to renew the lease upon its expiration for a five-year period.
The Company’s Portland, Oregon metal recycling facility has operated since 1972 on property originally leased from Schnitzer Investment Corp. (“SIC”), a Schnitzer family-controlled business engaged in real estate and a related party. The term of the lease extended to 2063, with annual rent of approximately $2 million, subject to periodic adjustment. In 2004, SIC began marketing the property for sale. Because the Company determined the location to be strategic to its operations, the Company purchased the property in May 2005 for $20 million. The transaction was approved by the Company’s Audit Committee in accordance with the Company’s policy on related party transactions.
The Company leases its administrative offices under an operating lease from SIC. The lease expires in 2015, and the annual rent expense or commitment was less than $1 million in each of fiscal 2006 and fiscal 2007.
The Company and SIC are parties to a shared services agreement. Starting in fiscal 2005, the Company reduced the sharing of administrative services with SIC and other Schnitzer family companies in a number of areas as part of a process that eliminated substantially all the sharing of services between the Company and SIC in fiscal 2006. All transactions with the Schnitzer family (including Schnitzer family companies) require the approval of the Company’s Audit Committee, and the Company is in compliance with this policy.
Note 7 — Stock Incentive Plan:
Fiscal 2007 – 2009 Long-Term Incentive Awards
On November 27, 2006, the Company’s Compensation Committee approved performance-based awards under the Company’s 1993 Stock Incentive Plan (”the Plan”) and the entry by the Company into Long-Term Incentive Award Agreements evidencing those awards.
The Committee established a series of performance targets based on the Company’s average growth in earnings per share (weighted at 50%) and the Company’s average return on capital employed (weighted at 50%), for the three years of the performance period corresponding to award payouts ranging from threshold at 50% to maximum at 200% of the weighted portions of the target awards. For measuring earnings per share growth in fiscal 2007, the Compensation Committee set the fiscal 2006 diluted earnings per share amount lower than the actual amount, reflecting the elimination of certain large nonrecurring items. A participant generally must be employed by the Company on the October 31 following the end of the performance period to receive an award payout, although adjusted awards will be paid if employment terminates earlier on account of death, disability, retirement, termination without cause after the first year of the performance period, or a sale of the Company. Awards will be paid in Class A common stock as soon as practicable after the October 31 following the end of the performance period. No compensation expense for FY 07 Performance Awards has been recognized in the first quarter of fiscal 2007.

SCHNITZER STEEL INDUSTRIES, INC.
Restricted Stock Units
In connection with the approval of stock option awards by the Compensation Committee on July 25, 2006, the Committee authorized the Company to permit option grantees to elect to receive the value of the option awards in restricted shares of Class A common stock of the Company. In October 2006, the Company commenced a tender offer under which the recipients of the July 25 option grants were allowed to exchange the options for RSUs on a 2:1 basis, an exchange ratio determined to be equivalent under a Black-Scholes pricing model. The RSUs vest on the same schedule as the options granted on July 25, 2006 would have vested.
As of the close of the tender offer on November 6, 2006, stock options for 272,000 shares were exchanged for 136,000 RSUs. The estimated fair value of the RSUs issued on November 7, 2006 was $5 million based on the market closing price of the underlying Class A common stock on November 6, 2006 of $37.65. As a result of the exchange, the Company anticipates incremental compensation expense of approximately $500,000.
Note 8 — Employee Benefits:
The Company has a number of retirement benefit plans that cover both union and non-union employees. The Company makes contributions following the provisions in each plan.
Defined Benefit Pension Plan
The Company maintains a defined benefit pension plan for certain non-union employees.
The primary actuarial assumptions are determined as follows:
•	The expected long-term rate of return on plan assets is based on the Company’s estimate of long-term returns for equities and fixed income securities weighted by the allocation of assets in the plans. The rate is affected by changes in general market conditions, but because it represents a long-term rate, it is not significantly affected by short-term market swings. Changes in the allocation of plan assets would also impact this rate.

•	The assumed discount rate is used to discount future benefit obligations back to current dollars. The U.S. discount rate is as of the measurement date of August 31, 2006. This rate is sensitive to changes in interest rates. A decrease in the discount rate would increase the Company’s obligation and expense.

•	The expected rate of compensation increase is used to develop benefit obligations using projected pay at retirement. This rate represents average long-term salary increases and is influenced by the Company’s compensation policies. An increase in this rate would increase the Company’s obligation and expense. Effective June 30, 2006, the Company ceased the accrual of further benefits under the plan, and the expected rate of compensation increase is no longer applicable in calculating benefit obligations.
The components of net periodic pension benefit cost were (in thousands):

	For the Three Months Ended
	November 30,
	2006	2005
Service cost	$—	$294
Interest cost	192	180
Expected return on plan assets	(231)	(220)
Amortization of past service cost	—	1
Recognized actuarial loss	38	51

Net periodic pension benefit cost	$(1)	$306

SCHNITZER STEEL INDUSTRIES, INC.
Due to the Company’s decision to freeze benefits, the Company did not make contributions to the plan during the quarter ended November 30, 2006 and expects to not make contributions during the remainder of fiscal 2007. The need for future contributions will be evaluated periodically and will be determined by a number of factors, including market investment returns and interest rates.
Defined Contribution Plans
The Company has several defined contribution plans covering non-union employees. Company contributions to the defined contribution plans were (in thousands):

	For the Three Months Ended
	November 30,
	2006	2005
Plan costs	$929	$521

Multiemployer Pension Plans
In accordance with collective bargaining agreements, the Company contributes to multiemployer pension plans. Company contributions to the multiemployer plans were (in thousands):

	For the Three Months Ended
	November 30,
	2006	2005
Plan contributions	$848	$870

The Company is not the sponsor or administrator of these multiemployer plans. Contributions were determined in accordance with provisions of negotiated labor contracts. The Company is unable to determine its relative portion of or estimate its future liability under the plans.
Note 9 — Segment Information:
The Company operates in three industry segments: metal processing, recycling and trading (“Metals Recycling Business”), self-service and full-service used auto parts sales (“Auto Parts Business”) and mini-mill steel manufacturing (“Steel Manufacturing Business”). The Company does not allocate to its operating segments corporate interest income and expense, income taxes, or other income and expenses related to corporate activity.
Revenues from external customers and from intersegment transactions for the Company’s consolidated operations were (in thousands):

	For the Three Months Ended
	November 30,
	2006	2005
Metals Recycling Business	$400,485	$241,430	(1)
Auto Parts Business	60,807	45,922
Steel Manufacturing Business	96,060	89,156
Intersegment revenues	(47,498)	(35,277)

Consolidated revenues	$509,854	$341,231

SCHNITZER STEEL INDUSTRIES, INC.
The reconciliation of the Company’s segment operating income to income before income taxes is (in thousands):

	For the Three Months Ended
	November 30,
	2006	2005
Metals Recycling Business	$24,844	$13,734 (1)
Auto Parts Business	3,795	7,737
Steel Manufacturing Business	15,359	16,070

Segment operating income	43,998	37,541
Corporate expense	(9,695)	(19,479)
Intercompany eliminations	(727)	(529)

Operating income	33,576	17,533

Other income	55	55,099

Income before income taxes	$33,631	$72,632

(1)	The Company elected to consolidate results of two of the businesses acquired through the HNC separation and termination agreement as though the transaction had occurred at the beginning of fiscal 2006, instead of the date of acquisition. The increase in revenues and operating income that resulted from the election is offset by pre-acquisition interests, net of tax. See “Note 1 — Summary of Significant Accounting Policies.”
The Company’s assets are (in thousands):

	As of November 30,	As of August 31,
	2006	2006 (1)
Metals Recycling Business	$657,550	$619,528
Auto Parts Business	232,864	231,617
Steel Manufacturing Business	161,457	148,427

Total segment assets	1,051,871	999,572
Corporate and Eliminations	37,188	45,152

Total assets	$1,089,059	$1,044,724

(1)	Segment assets were reclassified during the first quarter of fiscal 2006 relative to certain intercompany eliminations. Prior period balances have been reclassified for consistency. There was no change in total assets.
Note 10 — Income Taxes
For interim financial reporting purposes, tax expense is calculated based on the annual statutory tax rate, adjusted to give effect to anticipated permanent differences. The tax rate for the first quarter of fiscal 2007 was 36%, compared to a tax rate of 43% for the same quarter last year, a rate that was higher than usual because the Company had accrued $11 million of nondeductible penalties and profit disgorgement in connection with the estimated settlements of the investigation regarding the past practice of improper payments to the purchasing managers of the Company’s customers in Asia. In addition, the tax rate of 38% that applied to the non-recurring $55 million gain in the first quarter of fiscal 2006 arising from the HNC separation and termination (see “Note 3 — Business Combinations”) was higher than the tax rate applicable to the Company’s recurring income.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Founded in 1906 as a one-man scrap operation, Schnitzer Steel Industries, Inc. (“the Company”) is currently one of the nation’s largest recyclers of ferrous and nonferrous metal, a leading recycler of used and salvaged vehicles and a manufacturer of finished steel products. The Company bought, traded, brokered, and processed over 4 million tons of recycled ferrous metal, processed more than 240,000 vehicles and produced approximately 700,000 tons of finished steel products during fiscal 2006.
The Company operates in three business segments that include the Metals Recycling Business, the Auto Parts Business and the Steel Manufacturing Business. The Metals Recycling Business purchases, collects, trades, brokers, processes and recycles metals by operating one of the largest metals recycling businesses in the United States. The Auto Parts Business is one of the country’s leading self-service and full-service used auto parts networks. Additionally, the Auto Parts Business is a supplier of scrapped vehicles to the Metals Recycling Business, which processes the scrapped vehicles into sellable recycled metal. The Steel Manufacturing Business purchases recycled metal from the Metals Recycling Business and uses its mini-mill to process the recycled metal into finished steel products. The Company provides an end of life cycle solution for a variety of products through its vertically integrated business, including the resale of used auto parts, processing autobodies and other metal products and manufacturing scrap metal into finished steel products.
Metals Recycling Business. The Company operates one of the largest metals recycling businesses in the United States, with processing facilities on the West Coast and in the Northeast and Southeast regions of the country. The Metals Recycling Business buys, sells, trades and brokers recycled ferrous metals (containing iron) to foreign and domestic steel producers, including its Steel Manufacturing Business, and nonferrous metals (not containing iron) to both the domestic and export markets. The Company processes raw metal by sorting, shearing, shredding, torching and baling, resulting in metal processed into pieces of a size, density and purity required by customers for use in their production. Smaller, more homogenous pieces of processed metal have more value because they melt more easily than larger pieces and more completely fill a steel mill’s furnace charge bucket, which results in lower energy usage and shorter cycle times.
One of the most efficient ways to process and sort metal is to use shredding systems. Currently, the Company operates state-of-the art mega-shredders capable of processing over 2,500 tons of metal per day at its Tacoma, Washington, Everett, Massachusetts and Oakland, California facilities; and shredders capable of processing up to 1,500 tons per day at its Portland, Oregon and Johnston, Rhode Island facilities. The Company also currently operates a smaller shredder in Kapolei, Hawaii. In addition to the greater capacity, the mega-shredders provide the ability to shred more efficiently and process a greater range of materials, including larger and thicker pieces of metal. The Company is in the process of completing the installation of an additional mega-shredder in Portland, Oregon. Mega-shredders are designed to provide a denser product and, in conjunction with new separation equipment, a more pure (refined) and preferable form of ferrous metal that can be more efficiently used by steel mills. The larger machine enables the Company to accept more types of material and broadens the types of material that can be fed into the shredder, resulting in more efficient processing. Shredders can reduce autobodies, home appliances and other metal into fist-sized pieces of shredded recycled metal in seconds. The shredded material is then carried by conveyor under magnetized drums, which attract the recycled ferrous metal and separate it from the nonferrous metal and other residue found in the shredded material, resulting in a relatively pure and clean shredded ferrous product. The remaining nonferrous metal and residue then pass through a process that mechanically separates the nonferrous metal from the residue. The remaining nonferrous metal is either hand sorted and graded before being sold or sold unsorted. The Company has recently introduced induction sorting systems, which have helped further improve the recoverability of stainless steel, copper and other valuable nonferrous metal in the Company’s Oakland, California, Tacoma, Washington,

SCHNITZER STEEL INDUSTRIES, INC.
Everett, Massachusetts and Johnston, Rhode Island facilities and expects to continue to invest in new technology to order to maximize the recovery of such materials.
In addition, the Metals Recycling Business has a component that purchases processed ferrous metal from metal processors that operate in Russia, certain Baltic countries, and certain other countries and sells this metal to foreign steel mills. Russia and the Baltic countries have an ample supply of unprocessed metal due to Cold War era infrastructures, many of which are closed or obsolete. Similarly, the Company brokers processed scrap metal from Japan which it sells to customers in Korea and trades other processed scrap metal. The Company believes this business complements the processing business and allows the Company to further meet its customers’ needs as well as expand the Company’s presence in the global recycled ferrous metal market.
Auto Parts Business. The Auto Parts Business purchases used and salvaged vehicles and sells used parts from these vehicles through its 35 self-service and 17 full-service auto parts operations located in the United States and Canada. The remaining portions of the vehicles are sold to metals recyclers, including the Metals Recycling Business where geographically feasible.
The Company sells used auto parts from each of its self-service and full-service locations. Self-service stores serve customers who remove used auto parts from vehicles that are in inventory, without the assistance of the store employees. A self-service customer typically pays an admission charge and signs a liability waiver before entering the facility. When a customer finds a desired part on a vehicle, the customer removes it and pays a pre-established price for the part. The full-service business sells its parts primarily to collision and mechanical repair shops through its sales force. Once these parts are sold, they are pulled from inventory, and cleaned, tested and shipped to the customer through a network of Company operated delivery trucks.
Once a vehicle has been removed from the self-service customer area or is ready to be removed from the full-service holding yard, certain remaining parts that can be sold wholesale (“cores”) are removed from the vehicle, consolidated at central facilities and sold through auction to a variety of different wholesale buyers. After the core removal process is complete, the remaining vehicle body is crushed and sold as scrap metal in the wholesale market.
Steel Manufacturing Business. The Steel Manufacturing Business purchases recycled metals from the Metals Recycling Business and uses its mini-mill to process the recycled metals into finished steel products, including steel reinforcing bar (“rebar”), wire rod, merchant bar, coiled rebar and other specialty products. Through investments in technology and upgrades to equipment, the Company has increased its annual production capacity at the mill to approximately 700,000 tons. Customers are located predominantly on the West Coast of the United States and in Western Canada and are principally steel service centers, construction industry subcontractors, steel fabricators, wire drawers and major farm and wood product suppliers.
Business Combinations
Metals Recycling Business. On September 30, 2005, the Company, Hugo Neu Corporation (“HNC”) and certain of their subsidiaries closed a transaction to separate and terminate their metals recycling joint venture relationships. The Company received the following as a result of the HNC joint venture separation and termination:
•	The assets and related liabilities of Hugo Neu Schnitzer Global Trade related to a trading business in parts of Russia and the Baltic region, including Poland, Denmark, Finland, Norway and Sweden, and a non-compete agreement with HNC that bars it from buying scrap metal in certain areas in Russia and the Baltic region for a five-year period ending on June 8, 2010;

•	Prolerized New England Company and Subsidiaries (“PNE”), which comprised the joint ventures’ various interests in the Northeast processing and recycling operations that primarily operate in Massachusetts, New Hampshire, Rhode Island and Maine;

SCHNITZER STEEL INDUSTRIES, INC.
•	THS Recycling LLC, dba Hawaii Metal Recycling Company (“HMR”), a Hawaii metals recycling business that was previously owned 100% by HNC; and

•	A payment received from HNC of $37 million in cash, net of debt paid, subject to post-closing adjustments.
HNC received the following as result of the HNC joint venture separation and termination:
•	The joint venture operations in New York, New Jersey and California, including the scrap processing facilities, marine terminals and related ancillary satellite sites, the interim New York City recycling contract, and other miscellaneous assets; and

•	The assets and related liabilities of Hugo Neu Schnitzer Global Trade that are not related to the Russian and Baltic region trading business.
As described above, the separation and termination resulted in the exchange of the joint venture interests, as well as cash and other assets, to provide for an equitable division. Purchase accounting has been finalized and a dispute exists between the Company and HNC over post-closing adjustments. The Company believes it has adequately accrued for this dispute.
On October 31, 2005, the Company purchased substantially all of the assets of Regional Recycling LLC (“Regional”) for $69 million in cash and the assumption of certain liabilities.
On March 21, 2006 the Company purchased the 40% minority interest in its Metals Recycling LLC, Rhode Island metals recycling subsidiary. The purchase price of $25 million was paid in cash.
See “Item 1 – Financial Statements (unaudited) — Notes to Condensed Consolidated Financial Statements, Note 3 – Business Combinations” for further information regarding these acquisitions.
Auto Parts Business. On September 30, 2005, the Company acquired GreenLeaf Auto Recyclers, LLC (“GreenLeaf”), five properties previously leased by GreenLeaf and certain GreenLeaf debt obligations. The total purchase price for the acquisition was $45 million. As expected, this acquisition has had a modestly dilutive effect on operating income as the Company integrated GreenLeaf’s operations into its historical self-service Auto Parts Business, closed underperforming operations and converted certain stores to self-service locations.
Summary. Management believes that the HNC joint venture separation and termination and the Regional and GreenLeaf acquisitions position the Company well as it continues to execute its growth strategy. The consideration for these acquisitions was funded by the Company’s cash balances and borrowings under its bank credit facility. The Company has recorded estimated environmental liabilities as a result of due diligence performed in connection with these acquisitions. See “Item 1 – Financial Statements (unaudited) — Notes to Condensed Consolidated Financial Statements, Note 4 – Environmental Liabilities and Other Contingencies” for further information regarding environmental and other contingencies.

SCHNITZER STEEL INDUSTRIES, INC.
Results of Operations
The Company’s revenues and operating results by business segment are summarized below (in thousands):

	For the Three Months Ended
	November 30,
	2006	2005
REVENUES:
Metals Recycling Business:
Ferrous sales:
Processing	$223,092	$129,537	(1)
Trading	91,513	78,690
Nonferrous sales	81,994	31,526
Other sales	3,886	1,677

Total sales	400,485	241,430

Auto Parts Business	60,807	45,922
Steel Manufacturing Business	96,060	89,156
Intercompany revenue eliminations	(47,498)	(35,277)

Total revenues	$509,854	$341,231

	For the Three Months Ended
	November 30,
	2006	2005
INCOME FROM OPERATIONS:
Metals Recycling Business:
Processing	$23,893	$13,522 (1)
Trading	951	212
Auto Parts Business	3,795	7,737
Steel Manufacturing Business	15,359	16,070

Total segment operating income	43,998	37,541
Corporate expense	(9,695)	(19,479)
Intercompany profit eliminations	(727)	(529)

Total operating income	$33,576	$17,533

(1)	The Company elected to consolidate results of two of the businesses acquired through the HNC separation and termination agreement as though the transaction had occurred at the beginning of fiscal 2006. The increased revenues and operating income that resulted from the election was offset by pre-acquisition interests, net of tax. See “Item 1 – Financial Statements (unaudited), Notes to Condensed Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies.”

SCHNITZER STEEL INDUSTRIES, INC.
The following table summarizes certain selected operating data for the Company:

	For the Three Months Ended
	November 30,
	2006	2005 (2)(3)
METALS RECYCLING BUSINESS:
Average Ferrous Recycled Metal Sales Prices ($/LT)(1)
Domestic	$219	$207
Export	$230	$204

Total Processing	$226	$205
Trading	$252	$216

Ferrous Processed Sales Volume (LT, in thousands)

Steel Manufacturing Business	191	154
Domestic	156	58
Export	521	337

Total processed	868	549

Ferrous Trading Sales Volume (LT, in thousands)
Trading	320	307

Total Ferrous Sales Volume (LT, in thousands)	1,188	856

Nonferrous Average Sales Price ($/pound)	$1.017	$0.616

Nonferrous Sales Volumes (pounds, in thousands)	79,728	50,035

STEEL MANUFACTURING BUSINESS:
Average Sales Price ($/ton) (1)	$546	$517

Finished Steel Products Sold (tons, in thousands)	170	166

AUTO PARTS BUSINESS:
Number of Self-Service Locations at End of Quarter	35	30
Number of Full-Service Locations at End of Quarter	17	19

(1)	Price information is shown after a reduction for the cost of freight incurred to deliver the product to the customer. LT refers to long ton which is 2,240 pounds.

(2)	The Company elected to consolidate results of two of the businesses acquired through the HNC separation and termination agreement as though the transaction had occurred at the beginning of fiscal 2006 instead of the date of acquisition.

(3)	Reflects the addition of GreenLeaf to the Auto Parts Business and the addition of Regional and HMR to the Metals Recycling Business in the first quarter of fiscal 2006.
General. During the first quarter of fiscal 2006, the Company added significant new operations to its Metals Recycling and Auto Parts Businesses through the separation and termination of its joint ventures with HNC and the acquisitions of Regional and GreenLeaf. As a result of the timing of these acquisitions during the first quarter of fiscal 2006, the Company’s revenues have increased by nearly 50% in the first quarter of fiscal 2007.

SCHNITZER STEEL INDUSTRIES, INC.
As a result of the HNC joint venture separation and termination in the first quarter of fiscal 2006, the Joint Venture segment was eliminated and the results for the two entities acquired in this transaction in which the Company had a previous joint venture interest were consolidated into the Metals Recycling Business as of the beginning of fiscal 2006. Beginning in October 2005, the average operating margins for the Metals Recycling Business were impacted by Schnitzer Global Exchange, the Company’s trading business, which does not perform value-added processing operations and therefore produces lower operating margins. Additionally, the Northeast markets for recycled metals are highly competitive for the purchase of raw materials due to the concentration of competition in that area and, as a result, the Northeast operations are expected to continue to have lower operating margins as compared to the Company’s historical West Coast processing and recycling operations.
The Company continues to focus on key areas that management can control, such as lowering operating costs, maximizing the value from vertical integration and increasing inventory turns. The Company began the process of integrating the newly acquired businesses into its existing operations during the first quarter of fiscal 2006 and continued its efforts through the third quarter of fiscal 2006; the operational integration was substantially complete during the fourth quarter of fiscal 2006. Further, the Company’s strategic plans for these businesses continue to evolve and include further acquisitions and a major capital spending program to upgrade and replace infrastructure and equipment; these capital improvements are expected to provide long-term benefits such as reducing operating costs and allowing the Company to increase inventory turns. For example, the newly installed mega-shredders will result in more efficient processing. Management expects that these capital improvements will result in some short-term disruption to operations, as some time will be required to achieve planned operational efficiencies.
The Company’s results of operations depend in large part on demand and prices for recycled metals in world markets and steel products in the United States. In particular, the fluctuation in prices for recycled ferrous metals has a significant impact on the results of operations for the Metals Recycling Business and, to a lesser extent on the Auto Parts Business. Beginning in fiscal 2004 and continuing into the first three quarters of fiscal 2005, strong worldwide demand combined with a tight supply of recycled metals created significant price volatility and drove the Metals Recycling Business’ average selling prices to unprecedented highs. Average selling prices for recycled ferrous metals declined in the fourth quarter of fiscal 2005 due to the unsettled Asian markets and continued to decline in the first two quarters of fiscal 2006, with a modest rebound beginning in the third quarter of fiscal 2006 and continuing through the first quarter of fiscal 2007. Even with these recent conditions, operating income for the Metal Recycling Business remains strong from a historical perspective due to a finite supply of scrap metal and firm worldwide demand for scrap metal and finished steel products.
The Auto Parts Business purchases used and salvaged vehicles, sells parts from those vehicles through its retail facilities and wholesale operations, and sells the scrapped vehicles to metal recyclers. On September 30, 2005, the Auto Parts Business acquired GreenLeaf, which is a full-service supplier of recycled auto parts, primarily to commercial customers. This acquisition expanded the Auto Parts Business’ national footprint, providing growth potential in both the self-service and full-service markets. The newly acquired locations are in Arizona, Florida, Georgia, Illinois, Massachusetts, Michigan, Nevada, North Carolina, Ohio, Virginia and Texas. Three of these locations have been converted to the self-service model and two have combined operations. Two of the initially acquired 22 locations have been closed.
Revenues from sales of scrapped vehicles and cores for both the full-service and self-service Auto Parts Business are principally affected by commodity metal prices. The strong domestic markets continue to support high purchase prices for vehicles which results in higher costs of goods sold for the Auto Parts Business. As a result, the Auto Parts Business showed lower operating income for the first quarter as compared to the same period last year, primarily due to strong demand for scrap metal increasing the purchase price of vehicles, resulting in rising cost of goods sold and increasing labor and information technology costs resulting in higher selling, general and administrative expense.

SCHNITZER STEEL INDUSTRIES, INC.
Business at the self-service auto parts stores is somewhat seasonal and affected by weather conditions and promotional events. Since the stores are open to the natural elements, during periods of prolonged wet, cold or extreme heat the retail business tends to slow due to the difficult working conditions for customers. In an effort to mitigate these issues, the Company has been upgrading its facilities to improve its customer experience at various locations. Nonetheless, the Auto Parts Business’s first and third fiscal quarters tend to result in higher retail sales for the self-service auto parts stores and the second and fourth fiscal quarters the least. In the full-service operations, winter weather generally increases demand from auto body shops, which allows full-service sales to partially offset the seasonality in the self-service business.
Operating income for the Steel Manufacturing Business declined compared to the same period last year, primarily due to higher costs for alloy and electrodes and slightly lower production of finished goods. Average net selling prices for the finished steel products increased 6% compared to the first quarter of fiscal 2006. West Coast customer demand for the Steel Manufacturing Business’ products is strong, and average prices remain strong by historical standards. However, there has been an increase in the amount of imported wire rod, which has lower selling prices than the Company’s comparable products being delivered on the West Coast.

	For the Three Months Ended November 30,
			$	%
	2006	2005	Change	Change
	($ in thousands)
Revenues:
Metals Recycling Business	$400,485	$241,430	$159,055	66%
Auto Parts Business	60,807	45,922	14,885	32%
Steel Manufacturing Business	96,060	89,156	6,904	8%
Eliminations	(47,498)	(35,277)	(12,221)	n/m

Total revenues	$509,854	$341,231	$168,623	49%

Revenues. Consolidated revenues for the quarter ended November 30, 2006 increased $169 million, or 49%, to $510 million from $341 million in the first quarter of fiscal 2006. Revenues in the first quarter of fiscal 2007 increased for all Company business segments. The Metals Recycling Business revenue increased due to higher volumes in its historical West Coast operations and as a result of the acquisition of certain businesses in the HNC separation and termination and the acquisition of Regional during the first quarter of fiscal 2006. The Auto Parts Business benefited from a full quarter of revenues from GreenLeaf, which was acquired part way through the first quarter of fiscal 2006 and higher revenues from the sale of scrapped vehicles and cores. The Steel Manufacturing Business benefited from ongoing strong West Coast demand, which resulted in higher selling prices for finished steel products and higher sales volumes.
Metals Recycling Business. The Metals Recycling Business generated revenues of $400 million for the quarter ended November 30, 2006, before intercompany eliminations, an increase of $159 million, or 66%, over the same period of the prior year. This increase was caused by an increase of approximately $88 million in revenues from the Company’s West Coast and Northeast recycled metals facilities due to higher volumes resulting from the timing of shipments, higher intercompany sales to the Steel Manufacturing Business, higher average net selling prices and higher sales volume provided by the newly acquired businesses, which added revenue of approximately $70 million, These increases in revenue were partially offset by lower volumes caused by the shutdown of the Oakland shredder during the first quarter of fiscal 2007.
Ferrous revenues increased $106 million, or 51%, to $315 million. Total ferrous sales volume increased 332,000 tons, or 39%, to nearly 1.2 million tons over the prior year first quarter, due to increased volumes processed by the acquired businesses in the Southeast and Northeast regions and the addition of Schnitzer Global Exchange trading volume. In addition, average ferrous processing net sales prices increased 10% to $226 per ton and average ferrous trading sales prices increased 17% to $252 per ton in the first quarter of fiscal 2007 compared to the prior year.

SCHNITZER STEEL INDUSTRIES, INC.
Sales to the Steel Manufacturing Business increased 37,000 tons, or 24%, to 191,000 tons, while other domestic sales increased 167% from 58,000 tons in the first fiscal quarter of 2006 to 156,000 tons in the same quarter of this year, primarily as a result of the Regional acquisition. Regional is situated in a growing recycled metals market in the Southeastern United States, which is home to many automobile and auto parts manufacturers. Regional sells its ferrous metal to domestic steel mills in its area, of which there are approximately 23. Export sales volumes for the first quarter of fiscal 2007 increased by approximately 184,000 tons, or 55%, to 521,000 tons. Freight costs included in revenues increased by approximately 57% to $28 million compared with the prior year first quarter, primarily due to increased volumes. Schnitzer Global Exchange contributed $92 million in revenues based on sales of approximately 320,000 tons.
Revenue from nonferrous metal sales increased $50 million, or 160%, over the prior year first quarter, which was the result of a $0.40, or 65%, increase in average net sales price to $1.02 per pound and a 30 million, or 59%, increase in pounds shipped to nearly 80 million pounds in the first quarter of fiscal 2007. The increase in sales price per pound was a result of the additional value of the nonferrous product mix as a result of the Regional acquisition and increased Asian demand for nonferrous metals. The increase in pounds shipped was primarily due to the acquired businesses, which accounted for an additional 23 million pounds sold in the first quarter of fiscal 2007. Certain nonferrous metals are a byproduct of the shredding process, and quantities available for shipment are affected by the volume of materials processed in the Company’s shredders.
Auto Parts Business. The Auto Parts Business generated revenues of $61 million, before intercompany eliminations, for the quarter ended November 30, 2006, an increase of $15 million, or 32%, over the same period of the prior year. The acquisition of GreenLeaf during the first quarter of fiscal 2006 accounted for approximately $10 million of the increase; revenues also increased as a result of higher wholesale revenues driven by higher average sales prices for scrapped vehicles of approximately $1 million and higher revenues from sales of cores of approximately $2 million.
Steel Manufacturing Business. The Steel Manufacturing Business generated revenues of $96 million for the quarter ended November 30, 2006, an increase of $7 million, or 8%, over the prior year quarter, primarily due to increased sales volumes and higher sales prices. Sales volumes in the first fiscal quarter of 2007 increased 2% to 170,000 tons over the same period last year, partially due to strong demand in the commercial building sector and an increased sales volume of billets. The average net selling price increased $29 per ton, or 6%, to $546 per ton, which resulted in increased revenue of approximately $5 million compared to the first fiscal quarter of 2006. The increase in average net selling prices compared to the first quarter of the prior year was due to increased steel consumption.

	For the Three Months Ended November 30,
		% of		% of	$	%
	2006	Revenues	2005	Revenues	Change	Change
	($ in thousands)
Cost of Goods Sold:
Metals Recycling Business	$360,199	90%	$219,013	91%	$141,186	64%
Auto Parts Business	42,008	69%	28,758	63%	13,250	46%
Steel Manufacturing Business	79,271	83%	72,083	81%	7,188	10%
Eliminations	(46,772)	n/m	(34,748)	n/m	(12,024)	n/m

Total cost of goods sold	$434,706	85%	$285,106	84%	$149,600	52%

SCHNITZER STEEL INDUSTRIES, INC.
Cost of Goods Sold. Consolidated cost of goods sold increased $150 million, or 52%, for the quarter ended November 30, 2006, compared with the same period last year. Cost of goods sold increased slightly as a percentage of revenues.
Metals Recycling Business. Cost of goods sold for the Metals Recycling Business increased $141 million, or 64%, to $360 million compared to the first quarter of fiscal 2006. The increase in cost of goods sold was primarily attributable to the acquisitions during the first quarter of fiscal 2006, which increased ferrous volumes by 16%, and a 38% volume increase in the remaining operations. The ferrous volume increase in the remaining operations was due primarily to an improved first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 in the Northeast region, which experienced a planned production shut-down for part of the first quarter of fiscal 2006. As a percentage of revenues, cost of goods sold for the first quarter of fiscal 2007 was relatively flat compared to the first quarter of fiscal 2006.
Auto Parts Business. Cost of goods sold for the Auto Parts Business increased $13 million, or 46%, compared to the fiscal 2006 first quarter. The higher cost of goods sold was primarily due to the acquisition of GreenLeaf during the first quarter of fiscal 2006. As a percentage of revenues, cost of goods sold increased compared with the prior year quarter from 63% to 69%. The higher cost of goods sold, as a percentage of revenues, was primarily due to higher purchased vehicle costs that resulted from the Company’s entry into the full-service used parts market, which has higher unprocessed metal prices because it typically purchases newer vehicles, resulting in a higher purchase price and lower margins as compared to the older model vehicles that the self-service stores purchase. Increased demand and competition for unprocessed metals has also increased the costs for the purchase of vehicles by self-service stores.
Steel Manufacturing Business. Cost of goods sold for the Steel Manufacturing Business increased $7 million, or 10%, as compared to the first quarter of fiscal 2006. As a percentage of revenues, cost of goods sold increased slightly from 81% to 83% compared with the prior year quarter, due primarily to increased cost of scrap, alloys and electrodes. The Steel Manufacturing Business continues to see the benefits from the new furnace installed at its mini-mill during fiscal 2006, production incentives negotiated with the steelworkers union and other improvements in business practices.

	For the Three Months Ended November 30,
		% of		% of	$	%
	2006	Revenue	2005	Revenue	Change	Change
	($ in thousands)
SG&A Expense:
Metals Recycling Business	$16,728	4%	$10,435	4%	$6,293	60%
Auto Parts Business	15,005	25%	9,427	21%	5,578	59%
Steel Manufacturing Business	1,430	1%	1,003	1%	427	43%
Corporate	9,695	n/m	19,479	n/m	(9,784)	n/m

Total SG&A Expense	$42,858	8%	$40,344	12%	$2,514	6%

SCHNITZER STEEL INDUSTRIES, INC.
Selling, General and Administrative Expense. Compared with the first quarter of fiscal 2006, selling, general and administrative expense for the same quarter this fiscal year increased $3 million, or 6%, to $43 million. As a percentage of revenues, selling, general and administrative expense decreased by 4 percentage points, from 12% to 8%. A significant portion of the decrease, $11 million, was due to the charge associated with the reserve established during the first quarter of fiscal 2006 that related to the penalties that the Company estimated would be imposed by the U.S. Department of Justice (“DOJ”) and the U.S. Securities and Exchange Commission (“SEC”) in connection with the past payment practices in Asia discussed in “Item 1 – Financial Statements (unaudited) — Notes to Condensed Consolidated Financial Statements, Note 4 – Environmental Liabilities and Other Contingencies.” This charge was included in Corporate expense. These decreases were offset in part by increases at each of the operating segments, totaling approximately $3 million, due to the timing of acquisitions during the first quarter of fiscal 2006 as well as higher compensation-related expense of approximately $6 million.
Other Income (Expense). In the first quarter of fiscal 2006, the Company recorded a pre-tax gain of $55 million that arose from the HNC separation and termination. Based on the valuation of the assets and liabilities acquired and assumed, the Company recorded a gain for the difference between the excess values of businesses acquired over the carrying value of the businesses sold. For a more detailed discussion of the HNC joint venture separation and termination agreement, see “Item 1 – Financial Statements (unaudited) — Notes to Condensed Consolidated Financial Statements, Note 3 – Business Combinations.”
Interest Expense. Interest expense for the first quarter of fiscal 2007 increased by $600,000, or 144%, to $1 million compared with the first quarter of fiscal 2006. The increase was a result of higher average debt balances during the fiscal 2007 first quarter compared with the fiscal 2006 first quarter. For more information, see “Item 1 – Financial Statements (unaudited) — Notes to Condensed Consolidated Financial Statements, Note 5 – Long Term Debt.”
Income Tax Provision. The tax rate for the first quarter of fiscal 2007 was 36%, compared to a tax rate of 43% for the same quarter last year, a rate that was higher than usual because the Company had accrued $11 million of nondeductible penalties and profits disgorgement in connection with the estimated settlements regarding the past practice of improper payments to the purchasing managers of the Company’s customers in Asia. In addition, the tax rate of 38% that applied to the non-recurring $55 million gain in the first quarter of fiscal 2006 that arose from the HNC separation and termination (see “Item 1 — Financial Statements, Notes to Condensed Consolidated Financial Statements, Note 3 — Business Combinations”) was higher than the tax rate applicable to the Company’s recurring income.
Liquidity and Capital Resources
The Company relies on cash provided by operating activities as a primary source of liquidity, supplemented by current cash resources, existing credit facilities and access to capital markets.
Cash Flows
Net Cash Provided (Used) by Operating Activities. Net cash used by operations for the three months ended November 30, 2006 was $24 million, compared with $31 million provided by operations for the same period in the prior fiscal year. The $56 million decline in cash provided by operating activities in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 was primarily the a result of lower net income of $20 million, a $91 million difference in the change in working capital and a $55 million decline in non-cash items. The difference in the change in working capital was primarily related to changes in accrued liabilities of $34 million and changes in accounts receivable of $27 million, an increase in the change in inventories of $17 million and a reduction in the SEC/DOJ investigation reserve of $15 million, offset by a $20 million change in accounts payable. The decline in non-cash items was primarily related to a non-cash gain from the disposition of joint venture assets of $55 million recognized in the first quarter of fiscal 2006.

SCHNITZER STEEL INDUSTRIES, INC.
Net Cash Used in Investing Activities. Net cash used in investing activities decreased to $17 million from $92 million. The $75 million decline in cash used in investing activities was primarily related to a decrease in acquisitions, net of cash acquired, of $75 million and $8 million for the release of restricted cash offset by an $8 million increase in capital expenditures. In the first quarter of fiscal 2006, the Company completed two acquisitions and the separation and termination of its major joint ventures in the Metals Recycling Business. The Company completed no acquisitions in the first quarter of fiscal 2007.
Capital Expenditures. Capital expenditures in the first quarter of fiscal 2007 were $24 million, compared to $16 million in the first quarter of 2006. During the first quarter of fiscal 2007, the Company continued its investment in infrastructure improvement projects, including work on the installation of a new mega-shredder in its Portland, Oregon export facility, general improvements at a number of its metals recycling facilities and work on a new reheat furnace and billet craneway at its steel manufacturing facility designed to improve efficiency and increase capacity. The Company plans to invest approximately $50 million to $65 million in capital improvement projects for the remainder of the fiscal year. Additionally, the Company continues to explore other capital projects and acquisitions that are expected to provide productivity improvements and add shareholder value.
Net Cash Provided by Financing Activities. For the first quarter of fiscal 2007, net cash provided from financing activities was $41 million, compared to $77 million in the first quarter of fiscal 2006. The decline of $36 million was primarily the result of lower borrowings under the Company’s revolving credit agreement of $27 million and $10 million in repurchases of Company stock in the first quarter of fiscal 2007.
On November 8, 2005, the Company entered into an amended and restated unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The new agreement provides for a five-year, $400 million revolving loan maturing in November 2010. The prior agreement provided for a $150 million revolving loan maturing in May 2006. Interest on outstanding indebtedness under the restated agreement is based, at the Company’s option, on either the London Interbank Offered Rate (“LIBOR”) plus a spread of between 0.625% and 1.25%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.15% and 0.25% based on a pricing grid tied to the Company’s leverage ratio. As of November 30, 2006, the Company had borrowings outstanding under this credit facility of $135 million. The Company also has an additional unsecured credit line, which was increased on March 1, 2006 by $5 million to $15 million. Interest on outstanding indebtedness is set by the bank at the time of borrowing. This additional debt agreement, which is uncommitted, also has certain restrictive covenants. As of November 30, 2006, the Company had $11 million of borrowings outstanding under this credit facility. Both credit agreements contain various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of November 30, 2006, the Company was in compliance with all such covenants, representations and warranties.
The increase in borrowings outstanding since August 31, 2006 was primarily the result of capital expenditures to upgrade the Company’s equipment and infrastructure and an increase in working capital, primarily related to increases in inventories and receivables as well as a reduction of accrued liabilities and $10 million in share repurchases.
Environmental Liabilities. Accrued environmental liabilities as of November 30, 2006 were $40 million, compared with $41 million as of August 31, 2006. The decrease was due in part to spending charged against the environmental reserve. During the next nine months, the Company expects to pay approximately $3 million relating to previously accrued remediation projects. The future cash outlays are anticipated to be within the amounts established as environmental liabilities.

SCHNITZER STEEL INDUSTRIES, INC.
Future Liquidity and Commitments
The Company makes contributions to a defined benefit pension plan, several defined contribution plans and several multiemployer pension plans. Contributions vary depending on the plan and are based upon plan provisions, actuarial valuations and negotiated labor agreements.
Pursuant to a stock repurchase program amended in 2001 and October 2006, the Company is authorized to repurchase up to 4.7 million shares of its stock when management deems such purchases to be appropriate. Management evaluates long- and short-range forecasts as well as anticipated sources and uses of cash before determining the course of action that would best enhance shareholder value. The Company did not make any share repurchases during fiscal years 2005 and 2006. Pursuant to an amendment in 2001, the Company was authorized to repurchase up to 3.0 million shares. As of August 31, 2006, the Company had repurchased approximately 1.3 million shares under this program, leaving 1.7 million shares available for repurchase. In October 2006, the Company’s Board of Directors approved an increase in the shares authorized for repurchase by 3.0 million, to 4.7 million. In November 2006, the Company repurchased 250,000 shares, leaving approximately 4.4 million shares available for repurchase.
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
Contractual Obligations
Total debt as reported in the contractual obligations table in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006, has increased to $154 million as of November 30, 2006, due to additional borrowings under the Company’s credit agreements as described above under Liquidity and Capital Resources. As of November 30, 2006, there were no material changes outside of the ordinary course of business to the amounts disclosed in the contractual obligations table in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006.
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on the Company’s unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Company’s Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. During the three months ended November 30, 2006, there were no material changes to the items that the Company disclosed as its critical accounting policies and estimates in

SCHNITZER STEEL INDUSTRIES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006.
New Accounting Pronouncements
In June 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaced APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements — an amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application to prior period financial statements of changes in accounting principle, unless this would be impracticable. SFAS 154 also redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. This statement is effective for fiscal years beginning after December 15, 2005. The Company adopted this pronouncement as of September 1, 2006. This statement had no impact on the consolidated financial statements at adoption.
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
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will be required to adopt SFAS 157 in the first quarter of fiscal year 2009. Management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the Company’s consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires employers to fully recognize the funded status of single-employer defined benefit pension,

SCHNITZER STEEL INDUSTRIES, INC.
retiree healthcare and other postretirement plans in their financial statements and to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic costs. The requirement of SFAS 158 to recognize the funded status of a benefit plan and the disclosure requirements will be effective as of the end of the fiscal year ending August 31, 2007.
SFAS 158 also requires employers to measure defined benefit plan assets and obligations as of the date of the Company’s fiscal year-end statement of financial position, and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position will be effective for the fiscal year ending August 31, 2009. The Company is currently in compliance with the latter requirement of SFAS 158, using a measurement date of August 31 for all plans.
Based on the postretirement obligations of the Company as of August 31, 2006, the adoption of SFAS 158 would increase total assets by approximately $1 million, increase total liabilities by approximately $3 million and reduce total stockholders’ equity by approximately $2 million. The adoption of SFAS 158 will not affect the results of the Company’s operations. As a result of the June 2006 curtailment of the defined benefits plan, the Company does not expect the impact to be significantly different than the estimate at August 31, 2006.
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement – including the reversing effect of prior year misstatements – but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Prior to the Company’s application of the guidance in SAB 108, the Company used the iron curtain method for quantifying financial statement misstatements.
In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. The Company has evaluated the impact of applying the dual approach for quantifying financial statement misstatements and does not expect the cumulative effect adjustment in connection with its initial application to be material to its financial statements.
Off-Balance Sheet Arrangements
The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial conditions, results of operations or cash flows.

SCHNITZER STEEL INDUSTRIES, INC.
Outlook
Factors that will affect the Company’s results in the second quarter of 2007 include:
Metals Recycling Business:
Pricing. The export markets for ferrous scrap metal remain strong and domestic prices appear to be strengthening. Based on sales made to date and current market conditions, higher gross sales prices are expected to offset higher export freight costs, resulting in average net prices which are expected to approximate the prices obtained in the first quarter of 2007. The cost of freight, which is deducted from the Company’s gross selling prices to arrive at net selling prices, has recently been on the rise and could result in downward pressure on average net selling prices. Nonferrous prices are expected to remain strong by historical standards, but could decline slightly from the average prices in the first quarter.
Sales volumes. Ferrous scrap volumes in the domestic processing business are expected to rebound in the second quarter, primarily due to the timing of export shipments and the resumption of processing at the Oakland, California export facility. For the second quarter, volumes shipped from the Company’s domestic yards should increase from 868,000 tons in the first quarter to between 1.0 and 1.1 million tons. Volumes in the trading business should be lower than the 320,000 tons shipped during the first quarter.
Margins. Higher volumes on the West Coast due to the resumption of processing at the Oakland, processing facility should help improve overall margins. There is currently significant competition for the acquisition of raw materials in the mid-Atlantic and New England regions of the country, and the differential between purchase costs for the West Coast and the Boston and Rhode Island operations is expected to widen further during the quarter. In addition, while the mega-shredder installations in Oakland and Boston are complete, the Company continues to work through normal start-up issues with the new equipment and related sorting systems; full operating efficiencies are not expected to be realized until the process is complete later in the year.
Auto Parts Business:
Revenue. Retail demand in the self-service Auto Parts Business is affected by seasonal changes, with inclement winter weather in the second quarter expected to result in a modest decline from the first quarter in same store retail sales, offset by improved revenues in the self-service conversion stores. Full-service revenues are expected to improve, as winter weather generally results in higher demand for parts from autobody repair shops. Overall, revenues are expected to decline slightly from the first quarter.
Margins. Margins in the second quarter are expected to improve from the first quarter due to stronger performance in the full-service business. This improvement will be somewhat offset by the seasonality of the self-service business, coupled with the expectation that the cost of purchased vehicles will remain competitive, resulting in purchase costs similar to the first quarter of 2007. Compared to the second quarter of 2006, margins are also expected to improve due to higher scrapped vehicle and core sales revenues and improved results in the full-service business, offset by significantly higher purchased vehicle costs.
Steel Manufacturing Business:
Pricing. West Coast consumption of finished steel long products continues to be firm. Based on current market conditions, the Company expects average sales prices to be down only $10- $15 from the near record prices in the first quarter. High West Coast prices continue to make imported products attractive, which could result in further downward pressure on sales pricing.

SCHNITZER STEEL INDUSTRIES, INC.
Volumes. The Company typically sees a reduction in second quarter sales volumes due to the impact of winter weather on construction projects. While customer inventories remain low, normal seasonal factors are expected to reduce demand during the quarter. As a result, second quarter sales volumes are expected to decline approximately 10% from the first quarter.
As the cost of making steel is highly sensitive to production volumes, the lower output during the quarter is expected to result in slightly higher conversion costs, which should result in margins slightly lower than in the first quarter of this year.
Forward-looking Statements
This Quarterly Report on Form 10-Q, including Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and including particularly, the “Outlook” section, contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the Company’s outlook for the business and statements as to expected pricing, sales volume, operating margins and operating income. Such statements can generally be identified because they contain “expect,” “believe,” “anticipate,” “estimate” and other words that convey a similar meaning. One can also identify these statements as statements that do not relate strictly to historical or current facts. Examples of factors affecting the Company that could cause actual results to differ materially from current expectations are the following: volatile supply and demand conditions affecting prices and volumes in the markets for both the Company’s products and raw materials it purchases; world economic conditions; world political conditions; changes in federal and state income tax laws; impact of pending or new laws and regulations regarding imports and exports into the United States and other foreign countries; foreign currency fluctuations; competition; seasonality, including weather; energy supplies; freight rates; loss of key personnel; the inability to complete expected large scrap export shipments in the current quarter; business integration issues relating to acquisitions of businesses; and business disruptions resulting from installation or replacement of major capital assets, as discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q. One should understand that it is not possible to predict or identify all factors that could cause actual results to differ from the Company’s forward-looking statements. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. The Company does not assume any obligation to update any forward-looking statement.
Key Factors Affecting the Industries in which the Company Operates
The following market factors and trends affect the Company and its competitors in the markets in which they operate:
Competition. The recycled metal and steel manufacturing industries are highly competitive, with the volume of purchases and sales subject to a number of factors, principally price. U.S. metal processors and steel manufacturers have experienced significant foreign competition in recent years. For example, in 2001 and 2002, lower cost recycled ferrous metals supplies from certain foreign countries adversely affected market selling prices for recycled ferrous metals. Since then, many of these countries have imposed export restrictions that have significantly reduced their export volumes and lowered the world supply of recycled ferrous metals, which is believed to have had a positive effect on domestic metal processors’ selling prices. In addition, in recent years, worldwide demand for finished steel products has been growing at a faster rate than the available supply of recycled ferrous metal, which is one of the primary raw materials used in the manufacture of steel. As a result of the strong demand and tight supply of recycled metals, average selling prices since 2004 have remained high by historical standards.

SCHNITZER STEEL INDUSTRIES, INC.
Consolidation in the Steel Industry. There has been significant consolidation in the global steel industry. Within the past few years, the U.S. steel industry has significantly consolidated. Consolidation is also taking place in Central and Eastern Europe as well as in China. Cross border consolidation has also occurred with the aim of achieving greater efficiency and economies of scale, particularly in response to the effective consolidation undertaken by raw material suppliers and consumers of steel products.
Consolidation in the Scrap Metal Industry. The metals recycling industry has been consolidating over the last several years, primarily due to an increase in scrap metal prices, the growth in global demand for scrap metal, a high degree of fragmentation and the ability of large, well-capitalized processors to achieve competitive advantages by investing in capital improvements to improve efficiencies and lower processing costs.
Fragmentation of the Auto Parts Industry. The auto parts industry is characterized by diverse and fragmented competition and is comprised of a very large number of aftermarket and used part suppliers of all sizes. These companies range from large, multinational corporations, that serve both original equipment manufacturers and the aftermarket industry on a worldwide basis to small, local producers that supply only a few parts for a particular car model. In addition, new competition has arisen recently from Internet-based companies. The auto parts industry is also characterized by a wide range of consumers. In some markets, consumers tend to demand original replacement parts, while others are price sensitive and exhibit minimal brand loyalty.
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

SCHNITZER STEEL INDUSTRIES, INC.
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
Geographical Concentration. Historically, a significant portion of the profits earned by the Metals Recycling Business has been generated by sales to Asian countries, principally China and South Korea. In addition, the Company’s sales in these countries were also concentrated with relatively few customers whose purchases vary depending on buying cycles and general market conditions. In 2006 the Company achieved its objective of greater diversity in its export sales, with increased exports to Taiwan, Turkey, Spain, Malaysia, India, Egypt, Mexico and other areas of Europe and Asia.
Union Contracts. The Company has a number of union contracts, several of which were recently renegotiated. If the Company is unable to reach agreement on the terms of new contracts with any of its unions during future negotiations, the Company could be subject to work slowdowns or work stoppages.
Post Retirement Benefits. The Company has a number of post retirement benefit plans that include defined benefit, defined contribution, Supplemental Executive Retirement Benefit Plan (“SERBP”) and multiemployer plans. The Company’s contributions to the defined benefit and SERBP plans could increase or decrease, depending on a number of factors. In 2006, the Company froze further benefit accruals under its defined benefit plan and elected to provide future benefits through an enhanced defined contribution plan.
Recently Acquired Businesses and Future Business. In 2006, the Company completed transactions to separate and terminate certain metals recycling joint venture relationships as well as acquisitions in the metals recycling and auto parts businesses. Given the significance of these recently acquired businesses relative to the size of the Company, rapid integration of these businesses is a critical element of the Company’s success. This integration was substantially completed during the fourth quarter of fiscal 2006.
Foreign Business Risks. The Company’s metals recycling business faces risks associated with its business operations, including business activities in foreign countries with varying degrees of political and other risks. It advances and loans money to suppliers for the delivery of materials at a later date. Credit is also periodically extended to foreign steel mills. Due to the nature of the global trading business, its operating margins are thinner than for other parts of the Company’s Metals Recycling Business, which performs value-added processing; thus, unsold inventory may be more susceptible to losses. In addition, from time to time, both the United States and

SCHNITZER STEEL INDUSTRIES, INC.
foreign governments impose regulations and restrictions on trade in the markets in which the Company operates, which could affect the global availability of recycled ferrous metals.
Replacement or Installation of Capital Equipment. The Company installs new equipment and constructs facilities or overhauls existing equipment and facilities (including export terminals) from time to time. Some of these projects take several months to complete, require the use of outside contractors and experts, require special permits and easements and involve a high degree of risk. Many times in the process of preparing the site for installation, the Company is required to temporarily halt or limit production for a period of time. If problems are encountered during the installation and construction process the Company may lose the ability to process materials, which may impact the amount of revenue it is able to earn, increase operating expenses or increase inventory levels.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
The Company’s international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, foreign exchange rate volatility and other regulations and restrictions. Accordingly, future results could be materially and adversely affected by changes in these or other factors. The Company is also exposed to foreign exchange rate fluctuations as the balance sheets and income statements of its foreign subsidiaries are translated into U.S. dollars during the consolidation process. Because exchange rates vary, these results, when translated, may vary from expectations and adversely affect overall expected profitability. The Company enters into sales contracts denominated in foreign currencies; therefore, its financial results are subject to the variability that arises from exchange rate movements. To mitigate foreign currency exchange risk, the Company uses foreign currency forward contracts related to cash receipts from sales denominated in foreign currencies and not for trading purposes. These contracts generally mature within three months and entitle the Company, upon its delivering Euros, to receive U.S dollars at the stipulated rates during the contract periods. The fair value of these contracts was estimated based on quoted market prices, and as the contract rate was comparable to the market rate at quarter-end, the liability at the end of the first quarter of fiscal 2007 was immaterial. The Company did not hold any foreign currency forward contracts during the first quarter of fiscal 2006.
Other Risks
The Company has considered its market risk conditions, including interest rate risk, commodity price risk and other relevant market risks, as they relate to the consolidated assets and liabilities as of November 30, 2006 and does not believe that there is a risk of material fluctuations as a result of changes in these factors.

SCHNITZER STEEL INDUSTRIES, INC.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.) Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the fiscal period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
During the first fiscal quarter of 2007, the Company implemented a new technology platform for financial reporting. Outside of this technology implementation, there were no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SCHNITZER STEEL INDUSTRIES, INC.
PART II
ITEM 1. LEGAL PROCEEDINGS
On October 16, 2006, the Company finalized settlements with the DOJ and the SEC resolving the investigation of the Company’s past practice of making improper payments to the purchasing managers of the Company’s customers in Asia in connection with export sales of recycled ferrous metal. See also “Item 1 – Financial Statements (unaudited) — Notes to Condensed Consolidated Financial Statements, Note 4 – Environmental Liabilities and Other Contingencies.”
Except as described above under “Item 1 – Financial Statements (unaudited) — Notes to Condensed Consolidated Financial Statements, Note 4 – Environmental Liabilities and Other Contingencies,” the Company is not a party to any material pending legal proceedings.
ITEM 1A. RISK FACTORS
The Company’s business is subject to a number of risks and uncertainties, including those identified in Item 1A of the Company’s 2006 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, that could have a material adverse effect on the Company’s results of operations, financial condition or liquidity or that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. The Company faces additional risks beyond those described in the Company’s 2006 Annual Report on Form 10-K, including risks that are common to most companies and businesses, risks that are not currently known to the Company and risks that the Company currently deems to be immaterial but which in the future could have a material adverse effect on the Company’s results of operations, financial condition or liquidity. There have been no material changes to the risk factors described in the Company’s 2006 Annual Report on Form 10-K or any new material risk factors identified.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Stock Repurchases
The Company’s share repurchase program currently provides for the repurchase of up to 4.7 million shares of Company stock when management deems such purchases to be appropriate. Management evaluates long- and short-range forecasts as well as anticipated sources and uses of cash before determining the course of action that would best enhance shareholder value. Pursuant to an amendment in 2001, the Company was authorized to repurchase up to 3.0 million shares. As of August 31, 2006, the Company had repurchased approximately 1.3 millions shares under this program, leaving 1.7 million shares available for repurchase. In October 2006, the Company‘s Board of Directors approved an increase in the shares authorized for repurchase by 3.0 million, to 4.7 million. The share repurchase program does not require the Company to acquire any specific number of shares, may be suspended, extended or terminated by the Company at any time without prior notice and may be executed through open market purchases or privately negotiated transactions or utilizing Rule 10b5-1 programs. In November 2006, the Company repurchased 250,000 shares, leaving approximately 4.4 million shares available for repurchase. A summary of the Company’s share repurchases during the quarter ended November 30, 2006 is presented in the following table:

SCHNITZER STEEL INDUSTRIES, INC.

Total Number
			of Shares	Maximum
			Purchased as	Number of
			Part of	Shares that may
			Publicly	yet be
	Total Number	Average	Announced	Purchased
	of Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs
September 1, 2006 – September 30, 2006	—	$—	—	1,659,790
October 1, 2006 – October 31, 2006	—	$—	—	1,659,790
November 1, 2006 – November 30, 2006	250,000	$39.91	250,000	4,409,790
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.

SCHNITZER STEEL INDUSTRIES, INC.
ITEM 6. EXHIBITS

3.1	2006 Restated Articles of Incorporation of the Registrant. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 9, 2006, and incorporated herein by reference.

3.2	Restated Bylaws of the Registrant. Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on March 22, 2006, and incorporated herein by reference.

10.1*	Employment Agreement with Tamara L. Adler (Lundgren). Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2006, and incorporated herein by reference.[1]

10.2*	Change in Control Severance Agreement with Tamara L. Adler (Lundgren) Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 12, 2006 and incorporated herein by reference. [1]

10.3*	Form of Long-Term Incentive Award Agreement under the 1993 Stock Incentive Plan. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2006, and incorporated herein by reference.[1]

10.4*	Fiscal 2007 Annual Performance Bonus Program.

10.5*	Form of Restricted Stock Unit Award Agreement. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 8, 2006, and incorporated herein by reference.[1]

10.6	Deferred Prosecution Agreement (including Statement of Facts), dated October 16, 2006, between the Registrant and the United States Department of Justice. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2006, and incorporated herein by reference.[1]

10.7	Plea Agreement by SSI International Far East, Ltd., dated October 10, 2006. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 19, 2006, and incorporated herein by reference.[1]

[1]	This agreement has been included to provide you with information regarding its terms. It is not intended to provide any other factual information about the Company. Such information can be found elsewhere in this Quarterly Report on Form 10-Q and in other public filings the Company makes with the Securities and Exchange Commission. The agreement contains representations and warranties by the Company and the other parties to the agreement. The representations and warranties reflect negotiations between the parties to the agreement and, in certain cases, merely represent allocation decisions among the parties and may not be statements of fact. As such, the representations and warranties are solely for the benefit of the parties to the agreement and may be limited or modified by a variety of factors, including: disclosures made during negotiations, correspondence between the parties and disclosure schedules to the agreement. Accordingly, the representations and warranties may not describe the actual state of affairs at the date they were made or at any other time and therefore should not be relied upon as statements of fact.

SCHNITZER STEEL INDUSTRIES, INC.

10.8	Criminal Information, United States of America vs. SSI International Far East, Ltd., dated October 10, 2006. Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 19, 2006, and incorporated herein by reference.[1]

10.9	Offer of Settlement to the United States Securities and Exchange Commission, dated July 26, 2006. Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 19, 2006, and incorporated herein by reference.[1]

10.10	Order Instituting Cease-and-Desist Proceedings, Making Findings, and Imposing a Cease-and-Desist Order Pursuant to Section 21C of the Securities and Exchange Act of 1934, dated October 16, 2006. Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 19, 2006, and incorporated herein by reference.[1]

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.

[1]	This agreement has been included to provide you with information regarding its terms. It is not intended to provide any other factual information about the Company. Such information can be found elsewhere in this Quarterly Report on Form 10-Q and in other public filings the Company makes with the Securities and Exchange Commission. The agreement contains representations and warranties by the Company and the other parties to the agreement. The representations and warranties reflect negotiations between the parties to the agreement and, in certain cases, merely represent allocation decisions among the parties and may not be statements of fact. As such, the representations and warranties are solely for the benefit of the parties to the agreement and may be limited or modified by a variety of factors, including: disclosures made during negotiations, correspondence between the parties and disclosure schedules to the agreement. Accordingly, the representations and warranties may not describe the actual state of affairs at the date they were made or at any other time and therefore should not be relied upon as statements of fact.

SCHNITZER STEEL INDUSTRIES, INC.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date: January 8, 2007	By:	/s/ John D. Carter

John D. Carter
Chief Executive Officer

Date: January 8, 2007	By:	/s/ Gregory J. Witherspoon

Gregory J. Witherspoon
Chief Financial Officer