Form 10-Q
period 2007-02-28
SCHNITZER STEEL INDUSTRIES INC
filed 2007-04-09
CIK 912603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2007 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission file number 0-22496
SCHNITZER STEEL INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

OREGON (State or other jurisdiction of incorporation or organization)	93-0341923 (I.R.S. Employer Identification No.)

3200 N.W. Yeon Ave. P.O Box 10047 Portland, OR (Address of principal executive offices)	97296-0047 (Zip Code)
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
Yes ☐ No ☑
The Registrant had 21,817,565 shares of Class A common stock, par value of $1.00 per share, and 7,666,108 shares of Class B Common Stock, par value of $1.00 per share, outstanding at March 31, 2007.

SCHNITZER STEEL INDUSTRIES, INC.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	February 28, 2007	August 31, 2006
Assets
Current assets:
Cash and cash equivalents	$22,593	$25,356
Restricted cash	—	7,725
Accounts receivable, net	166,321	118,839
Inventories	246,785	263,583
Deferred income taxes	9,530	7,285
Prepaid expenses and other current assets	16,231	15,956

Total current assets	461,460	438,744

Property, plant and equipment, net	347,155	312,907

Other assets:
Investment in and advances to joint venture partnerships	8,499	8,859
Goodwill	279,670	266,675
Intangibles	10,353	10,899
Other assets	6,949	6,640

Total assets	$1,114,086	$1,044,724

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$15,049	$100
Accounts payable	80,490	64,506
Accrued payroll and related liabilities	31,852	36,809
Investigation reserve	—	15,225
Current portion of environmental liabilities	4,853	3,648
Accrued income taxes	3,654	4,265
Other accrued liabilities	27,287	26,585

Total current liabilities	163,185	151,138

Deferred income taxes	13,430	9,916

Long-term debt, net of current portion	159,804	102,829

Environmental liabilities, net of current portion	38,047	37,754

Other long-term liabilities	5,328	3,855

Minority interests	4,972	5,133

Commitments and contingencies (Note 4)	—	—

Shareholders’ equity:
Preferred stock—20,000 shares authorized, none issued	—	—
Class A common stock—75,000 shares $1.00 par value authorized, 21,811 and 22,793 shares issued and outstanding	21,811	22,793
Class B common stock—25,000 shares $1.00 par value authorized, 7,667 and 7,986 shares issued and outstanding	7,667	7,986
Additional paid-in capital	86,573	137,281
Retained earnings	612,723	564,165
Accumulated other comprehensive income:
Foreign currency translation adjustment	546	1,874

Total shareholders’ equity	729,320	734,099

Total liabilities and shareholders’ equity	$1,114,086	$1,044,724

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	For The Three Months Ended		For The Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006

Revenues	$604,442	$403,285	$1,114,296	$744,516

Operating expense:
Cost of goods sold	515,618	338,561	950,324	623,667
Selling, general and administrative	42,741	33,540	85,599	73,884
(Income) from joint ventures	(1,181)	(386)	(2,467)	(2,138)

Operating income	47,264	31,570	80,840	49,103

Other income (expense):
Interest expense	(2,305)	(401)	(3,367)	(836)
Other income, net	285	689	1,402	56,223

Other income (expense)	(2,020)	288	(1,965)	55,387

Income before income taxes, minority interests and pre-acquisition interests	45,244	31,858	78,875	104,490

Income tax expense	16,265	10,591	28,336	41,726

Income before minority interests and pre-acquisition interests	28,979	21,267	50,539	62,764

Minority interests, net of tax	(533)	(149)	(935)	(302)

Pre-acquisition interests, net of tax	—	—	—	186

Net income	$28,446	$21,118	$49,604	$62,648

Net income per share — basic	$0.94	$0.69	$1.62	$2.05

Net income per share — diluted	$0.93	$0.68	$1.60	$2.03

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For The Six Months Ended February 28,
	2007	2006

Cash flows from operating activities:
Net income	$49,604	$62,648
Noncash items included in income:
Depreciation and amortization	18,371	13,992
Minority and pre-acquisition interests	935	476
Deferred income taxes	2,470	(10,846)
Distributed (undistributed) equity in earnings of joint ventures	(512)	15,797
Stock-based compensation expense	2,957	1,415
Gain on disposition of joint venture assets	—	(54,618)
Excess tax benefit from stock options exercised	(614)	(632)
Loss on disposal of assets	363	277
Changes in assets and liabilities:
Accounts receivable	(43,813)	14,315
Inventories	24,689	18,719
Prepaid expenses and other current assets	(511)	13,757
Other assets	(538)	310
Accounts payable	13,969	(16,264)
Accrued liabilities	(3,740)	5,078
Investigation reserve	(15,225)	—
Environmental liabilities	(1,662)	(3,266)
Other liabilities	1,482	(909)

Net cash provided by operating activities	48,225	60,249

Cash flows from investing activities:
Capital expenditures	(43,634)	(37,466)
Acquisitions, net of cash acquired	(29,252)	(76,722)
(Advances to) payments from joint ventures, net	872	(790)
Proceeds from sale of assets	184	19
Cash flows from non-hedge derivatives	(269)	—
Restricted cash	7,725	—

Net cash used in investing activities	(64,374)	(114,959)

Cash flows from financing activities:
Borrowings from line of credit	204,700	69,000
Repayment of line of credit	(189,700)	(69,000)
Borrowings from long-term debt	437,500	184,232
Repayment of long-term debt	(380,576)	(114,000)
Issuance of Class A common stock	862	854
Repurchase of Class A common stock	(56,441)	—
Excess tax benefit from stock options exercised	614	632
Distributions to minority interests	(2,156)	(2,430)
Dividends declared and paid	(1,046)	(1,038)

Net cash provided by financing activities	13,757	68,250

Effect of exchange rate changes on cash	(371)	—

Net increase (decrease) in cash and cash equivalents	(2,763)	13,540

Cash and cash equivalents at beginning of period	25,356	20,645

Cash and cash equivalents at end of period	$22,593	$34,185

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2007 AND 2006
Note 1 — Summary of Significant Accounting Policies:
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Schnitzer Steel Industries, Inc. (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, management suggests that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report for the fiscal year ended August 31, 2006. The results for the three and six months ended February 28, 2007 and 2006 are not necessarily indicative of the results of operations for the entire year.
Acquisitions that occurred during the first quarter of fiscal 2006 are described in “Note 3 — Business Combinations.” Under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”) and Accounting Research Bulletin 51, “Consolidated Financial Statements” (“ARB 51”), the acquisition of Prolerized New England Company and Subsidiaries (“PNE”) and Hugo Neu Schnitzer Global Trade-Baltic Operations (“HNSGT-Baltic”), two of the three businesses acquired under the Hugo Neu Corporation (“HNC”) separation and termination agreement, were treated as “step” acquisitions because the Company had a joint venture interest in those two businesses. The Company did not have a prior interest in the third business acquired under the HNC separation and termination agreement, THS Recycling LLC, dba Hawaii Metal Recycling Company (“HMR”). Additionally, during the first quarter of fiscal 2006, the Company acquired the assets of Regional Recycling LLC (“Regional”) and purchased GreenLeaf Auto Recyclers, LLC (“GreenLeaf”), two businesses in which the Company did not have a previous interest. Since the PNE and HNSGT-Baltic acquisitions occurred early in the fiscal year, consolidation accounting allowed the Company to include PNE and HNSGT-Baltic in the consolidated results as though they had occurred at the beginning of fiscal 2006, with an adjustment to earnings for the pre-acquisition interest the Company did not own during the reporting period. As such, the unaudited condensed consolidated statements of income are presented as if the PNE and HNSGT-Baltic acquisitions had occurred on September 1, 2005.
Cash and Cash Equivalents
Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. The Company funds its accounts as checks are presented and cleared at the bank, not when checks are written. As a result, the Company maintains no cash balances in its primary operating accounts and book overdrafts of $25 million and $13 million were reclassified out of cash and cash equivalents and included in accounts payable as of February 28, 2007 and August 31, 2006, respectively.
Restricted Cash
In August 2006, in connection with the expected settlement of the investigations by the United States Department of Justice (“DOJ”) and the staff of the SEC, the Company deposited $8 million into a custody account. Interest on the amount deposited accrued for the benefit of the Company and was recognized as interest income when earned. In October 2006, the deposited funds were released to the SEC upon completion of the settlement.
Accounts Receivable, net
Accounts receivable represent amounts due from customers on product, broker and other sales. These accounts receivable, which are reduced by an allowance for doubtful accounts, are recorded at the invoiced amount and do not bear interest. The Company evaluates the collectibility of its accounts receivable based on a combination

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2007 AND 2006
of factors. In cases where management is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, management records a specific allowance against amounts due and reduces the net recognized receivable to the amount the Company believes will be collected. For all other customers, the Company maintains a reserve that considers the total receivables outstanding, historical collection rates and economic trends. The allowance for doubtful accounts was $1 million at February 28, 2007 and August 31, 2006.
Inventory
The Company’s inventories primarily consist of ferrous and nonferrous unprocessed metal, used and salvaged vehicles and finished steel products consisting of rebar, coiled rebar, wire rod and merchant bar. Inventories are stated at the lower of cost or market. The Metals Recycling Business determines the cost of ferrous and nonferrous inventories principally using the average cost method and capitalizes substantially all direct costs and yard costs into inventory. The Auto Parts Business establishes cost for used and salvage vehicle inventory based on the average price the Company pays for a vehicle. The self-service business capitalizes only the vehicle cost into inventory; while the full-service business capitalizes the vehicle cost, dismantling, and where applicable, storage and towing fees into inventory. The Steel Manufacturing Business establishes its finished steel product inventory cost based on a weighted average cost, and capitalizes all direct and indirect costs of manufacturing into inventory. Indirect costs of manufacturing include general plant costs, maintenance, human resources and yard costs.
Goodwill
The changes in the carrying amount of goodwill resulting from business combinations (see “Note 3 — Business Combinations”) during the six months ended February 28, 2007 were as follows (in thousands):

	Metals	Auto
	Recycling	Parts
	Business	Business	Total
Balance as of August 31, 2006	$143,106	$123,569	$266,675
Translation adjustment	—	(869)	(869)
Acquisitions	13,864	—	13,864

Balance as of February 28, 2007	$156,970	$122,700	$279,670

The Company performs impairment tests at least annually, during the second quarter of the fiscal year and whenever events and circumstances indicate that the value of goodwill might be impaired. Based on the operating results of each of the reportable segments above and the Company’s impairment testing completed in the second quarter of fiscal 2007, the Company determined that none of the above balances were considered impaired as of February 28, 2007.
Derivative Financial Instruments
To manage the exposure to exchange risk associated with accounts receivable denominated in a foreign currency, the Company enters into foreign currency forward contracts to stabilize the United States dollar amount of the transaction at maturity. These contracts are not designated as hedging instruments under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of SFAS 133” or under SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”
Net realized and unrealized losses related to foreign currency contract settlements and mark-to-market adjustments on open foreign currency contracts were $632,000 and $620,000 for the three and six months ended February 28, 2007, respectively. The net amounts of realized and unrealized gains and losses related to foreign currency contract settlements and mark-to-market adjustments on open foreign currency contracts were not material for the three and six months ended February 28, 2006.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2007 AND 2006
The Company held foreign currency forward contracts denominated in euros with total notional amounts of €19 million and €16 million at February 28, 2007 and August 31, 2006, respectively. The fair value of these contracts was estimated based on quoted market prices as of February 28, 2007 and August 31, 2006. The mark- to-market adjustments on these contracts resulted in a derivative liability of $364,000 and $12,000 as of February 28, 2007 and August 31, 2006, respectively. The related mark-to-market expense is recorded as part of other expense for the Metals Recycling Business.
Foreign Currency Translation
In accordance with SFAS No. 52, “Foreign Currency Translation” (“SFAS 52”), assets and liabilities of foreign operations are translated into United States dollars at the period-end exchange rate and revenues and expenses of foreign operations are translated into United States dollars at the average exchange rate for the period. Translation adjustments are not included in determining net income for the period, but are recorded as a separate component of shareholders’ equity. Foreign currency transaction gains and losses are generated from the effects of exchange rate changes on transactions denominated in a currency other than the functional currency of the Company, which is the United States dollar. SFAS 52 generally requires that gains and losses on foreign currency transactions be recognized in the determination of net income for the period. The Company record these gains and losses in other income.
The aggregate amounts of net realized and unrealized transaction gains were $753,000 and $927,000 for the three and six months ended February 28, 2007, respectively. The aggregate amounts of net realized and unrealized transaction gains and losses were not material for the three and six months ended February 28, 2006.
Comprehensive Income
The following table sets forth the reconciliation of comprehensive income (in thousands):

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Net income	$28,446	$21,118	$49,604	$62,648
Foreign currency translation adjustment	820	112	1,328	52

Comprehensive income	$29,266	$21,230	$50,932	$62,700

Changes in Shareholders’ Equity
During the first six months of fiscal 2007, the Company repurchased 1.5 million shares of its Class A common stock in open-market transactions at a cost of $56 million.
During the first six months of fiscal 2007, stock-based compensation accounted for a $4 million increase in shareholders’ equity and was partially offset by a decrease of $1 million for dividends paid.
Shareholder Rights Plan
On March 21, 2006 the Company adopted a shareholder rights plan (the “Rights Plan”). Under the Rights Plan, the Company issued a dividend distribution of one preferred share purchase right (a “Right”) for each share of Class A Common Stock or Class B Common Stock held by shareholders of record as of the close of business on April 4, 2006. The Rights generally become exercisable if a person or group has acquired 15% or more of the Company’s outstanding common stock or announces a tender offer or exchange offer which, if consummated, would result in ownership by a person or group of 15% or more of the Company’s outstanding common stock (“Acquiring Person”). The Schnitzer Steel Industries, Inc. Voting Trust and its trustees, in their capacity as trustees, are not deemed to beneficially own any common stock by virtue of being bound by the Voting Trust Agreement governing the trust. Each Right entitles shareholders to buy one one-thousandth of a share of Series A Participating Preferred Stock (“Series A Shares”) of the Company at an exercise price of $110, subject to

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2007 AND 2006
adjustments. Holders of Rights (other than an Acquiring Person) are entitled to receive upon exercise Series A Shares, or in lieu thereof, common stock of the Company having a value of twice the Right’s then-current exercise price. The Series A Shares are not redeemable by the Company and have voting privileges and certain dividend and liquidation preferences. The Rights will expire on March 21, 2016, unless such date is extended or the Rights are redeemed or exchanged on an earlier date.
Segments
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. The Company operates in three industry segments: metals processing, recycling and trading (“Metals Recycling Business”), self-service and full-service used auto parts sales (“Auto Parts Business”) and mini-mill steel manufacturing (“Steel Manufacturing Business”).
Net Income and Dividends per Share
The following table sets forth the reconciliation from basic net income per share to diluted net income per share (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Net income	$28,446	$21,118	$49,604	$62,648

Computation of shares:
Average common shares outstanding	30,366	30,528	30,566	30,503
Assumed conversion of dilutive stock options and awards	241	329	340	351

Diluted average common shares outstanding	30,607	30,857	30,906	30,854

Basic net income per share	$0.94	$0.69	$1.62	$2.05

Diluted net income per share	$0.93	$0.68	$1.60	$2.03

Dividend per share	$0.017	$0.017	$0.034	$0.034

Basic earnings per share is computed using net income, the weighted average number of common shares outstanding during the period and vested deferred stock units (“DSU”). Diluted earnings per share is computed using net income and the weighted average number of common shares outstanding, assuming dilution. Weighted average common shares outstanding, assuming dilution, include potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of Long-Term Incentive Program (“LTIP”) performance share, DSU and restricted stock unit (“RSU”) awards using the treasury stock method. Stock options and LTIP performance share, DSU and RSU awards totaling approximately 252,000 and 406,000 shares for the three and six months ended February 28, 2007, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive, although they could become dilutive in the future.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2007 AND 2006
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. These changes had no impact on previously reported operating income, net income, shareholders’ equity or cash flows from operating activities.
Recent Accounting Pronouncements
In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application to prior period financial statements of changes in accounting principle, unless this would be impracticable. SFAS 154 also redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. This statement is effective for fiscal years beginning after December 15, 2005. The Company adopted this pronouncement as of September 1, 2006. This statement had no impact on the consolidated financial statements at adoption.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. This statement amends SFAS 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”). The Company intends to adopt this pronouncement for fiscal year 2008 and does not anticipate this pronouncement to have a material impact on the consolidated financial statements.
In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). It prescribes a recognition threshold and measurement attribute for financial statement recognition and disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt FIN 48 in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of the interpretation and has not yet determined the impact of adoption on the Company’s consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will be required to adopt SFAS 157 in the first quarter of fiscal year 2009. Management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the Company’s consolidated financial statements.
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

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2007 AND 2006
Based on the defined benefit pension plan obligations of the Company as of August 31, 2006, the adoption of SFAS 158 would increase total assets by approximately $1 million, increase total liabilities by approximately $3 million and reduce total shareholders’ equity by approximately $2 million. The adoption of SFAS 158 will not materially affect the results of the Company’s operations. As a result of the June 2006 curtailment of the defined benefits plan, the Company does not expect the impact to be significantly different than the estimate based on August 31, 2006 balances.
SFAS 158 also requires employers to measure defined benefit plan assets and obligations as of the date of the Company’s fiscal year-end balance sheet and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet will be effective for the fiscal year ending August 31, 2009. The Company is currently in compliance with the latter requirement of SFAS 158, using a measurement date of August 31 for all plans.
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. The Company will adopt SAB 108 in its annual financial statements for the year ending August 31, 2007. The Company has assessed the impact of applying SAB 108 for evaluating misstatements on its previously issued financial statements and does not expect the impact of adoption to be material.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 establishes a fair value option under which entities can elect to report certain financial asset and liabilities at fair value (the “fair value option”), with changes in fair value recognized in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier application is encouraged, provided that the reporting entity also elects to apply the provisions of SFAS 157. SFAS 159 becomes effective for the Company in the first quarter of fiscal year 2009. Management is currently evaluating the requirements of SFAS 159 and has not yet concluded if the fair value option will be adopted.
Note 2 — Inventories:
Inventories consisted of the following (in thousands):

	February 28, 2007	August 31, 2006
Recycled metals	$144,854	$170,405
Work in process	12,157	15,093
Finished goods	71,688	62,151
Supplies	18,086	15,934

	$246,785	$263,583

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2007 AND 2006
Note 3 — Business Combinations:
Metals Recycling Business
In fiscal 2006, the Company completed the following acquisitions:
•
In September 2005, the Company and HNC and certain of their subsidiaries closed a transaction to separate and terminate their metals recycling joint venture relationships. As part of the separation and termination agreement, the Company received from HNC various joint venture interests, other businesses and a $37 million cash payment; while HNC received various other joint venture interests. Purchase accounting has been finalized and a dispute exists between the Company and HNC over post-closing adjustments. The Company believes it has adequately accrued for the disputed amounts.

•	In October 2005, the Company acquired substantially all of the assets and certain liabilities of Regional, a metals recycling business with nine facilities in Georgia and Alabama. The purchase price of $69 million was paid in cash.

•	In March 2006, the Company purchased the 40% minority interest in Metals Recycling LLC, its Rhode Island metals recycling subsidiary, and assumed certain liabilities. The purchase price of $25 million was paid in cash.
In the second quarter of fiscal 2007 the Company continued its growth strategy by completing the acquisition of a metals recycling business that provides additional sources of scrap metal for the newly installed mega-shredder at its Everett, Massachusetts facility. The acquisition was not material to the Company’s financial position and results of operations. Pro forma operating results for the acquisition are not presented, since the results would not be significantly different than historical results.
Auto Parts Business
In September 2005, the Company acquired GreenLeaf, five store properties previously leased by GreenLeaf and certain GreenLeaf liabilities. The purchase price of $45 million was paid in cash.
The following table is prepared on a pro forma basis for the six-month period ended February 28, 2006 as though all of the businesses acquired through the HNC separation and termination agreement and the GreenLeaf and Regional acquisitions had occurred on September 1, 2005 (in thousands, except per share amounts):

For the Six Months Ended
February 28, 2006
(unaudited)
Gross revenues	$791,958
Net income	$70,593
Net income per share:
Basic	$2.31
Diluted	$2.29
The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the full six month period. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining operations.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2007 AND 2006
Note 4 — Environmental Liabilities and Other Contingencies:
The Company evaluates the adequacy of its environmental reserves on a quarterly basis in accordance with Company policy. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. The factors which the Company considers in its recognition and measurement of environmental liabilities include the following:
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
Metals Recycling Business
At February 28, 2007 and August 31, 2006, environmental reserves for the Metals Recycling Business aggregated $25 million and $23 million, respectively, and consist primarily of the reserves established in connection with acquisitions in fiscal 2006 and the Hylebos Waterway Remediation (see below). No environmental compliance proceedings are pending with respect to any of these sites. In addition to the matters discussed below, the Company’s environmental reserve includes amounts for potential future clean-up of other sites at which the Company or its subsidiaries have conducted business or allegedly disposed of other materials. None of these reserves are material, individually or in the aggregate.
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
There are two phases to the remediation of the head of the Hylebos Waterway. The first phase was the intertidal and bank remediation, which was conducted in 2003 and early 2004. The second phase was dredging in the head of the Hylebos Waterway, which commenced in July 2004 and was completed in February 2006. During fiscal 2005, the Company paid remediation costs of $16 million related to Hylebos Waterway dredging, which resulted in a reduction of the recorded environmental liability. The Company’s cost estimates were based on the assumption that dredge removal of contaminated sediments would be accomplished within one dredge season during July 2004 through February 2005. However, due to a variety of factors, including dredge contractor operational issues and other dredge related delays, the dredging was not completed during the first dredge season. As a result, the Company recorded environmental charges of $14 million in fiscal 2005, primarily to account for additional estimated costs to complete this work during a second dredging season. During fiscal 2006, the Company incurred remediation costs of $7 million, which were charged to the environmental reserve. The Company and the Other Party filed a complaint in the United States District Court for the Western District of Washington at Tacoma against the dredge contractor to recover damages and a significant portion of cost overruns incurred in the second dredging season to complete the project. Following a trial that concluded in February 2007, a jury awarded the Company and the Other Party damages in the amount of $6 million. The

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2007 AND 2006
judgment is subject to appeal by the dredge contractor. No accrual or reduction of liabilities is recorded until all legal options have been resolved and the award is certain and deemed collectible.
GMT and the Other Party are pursuing settlement negotiations with and legal actions against other non-settling, non-performing PRPs to recover additional amounts that may be applied against the head of the Hylebos Waterway remediation costs. The pending legal action is scheduled to go to trial in May 2007. During fiscal 2005, the Company recovered $1 million from four non-performing PRPs, and during the first quarter of fiscal 2006, the Company recovered an additional immaterial amount from two non-performing PRPs. This amount had previously been taken into account as a reduction in the Company’s reserve for environmental liabilities. On February 28, 2007 and August 31, 2006, environmental reserves for the Hylebos Waterway aggregated $4 million, with no material charges against the reserve in the first six months of fiscal 2007.
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
Portland Harbor. In December 2000, the EPA designated the Portland Harbor, a 5.5 mile stretch of the Willamette River in Portland, Oregon, as a Superfund site. The Company’s metals recycling and deep water terminal facility in Portland, Oregon is located adjacent to the Portland Harbor. The EPA has identified at least 69 PRPs, including the Company and Crawford Street Corporation (“CSC”), a subsidiary of the Company, which own or operate or formerly owned or operated sites adjacent to the Portland Harbor Superfund site. The precise nature and extent of any clean-up of the Portland Harbor, the parties to be involved, the process to be followed for any clean-up and the allocation of any costs for the clean-up among responsible parties have not yet been determined. It is unclear whether or to what extent the Company or CSC will be liable for environmental costs or damages associated with the Superfund site. It is also unclear to what extent natural resource damage claims or third party contribution or damage claims will be asserted against the Company or CSC. While the Company and CSC participated in certain preliminary Portland Harbor study efforts, they are not parties to the consent order entered into by the EPA with other certain PRPs, referred to as the “Lower Willamette Group” (“LWG”), for an RI/FS; however, the Company and CSC could become liable for a share of the costs of this study at a later stage of the proceedings. The Company is cooperating in discussions with the EPA, the Oregon Department of Environmental Quality (“DEQ”) and the LWG and continuing to evaluate alleged liabilities in context of the available technical, factual and legal information.
During fiscal 2006, the Company and CSC, together with approximately 27 other PRPs who are not participating in the LWG’s RI/FS, received letters from the LWG and one of its members with respect to participating in the LWG RI/FS and demands from various parties in connection with environmental response costs allegedly incurred in investigating contamination at the Portland Harbor Superfund site. In an effort to develop a coordinated strategy and response to these demands, the Company and CSC joined with more than twenty other newly-noticed parties to form the Blue Water Group (“BWG”). All members of the BWG declined to join the LWG. As a result of discussions between the BWG, LWG, EPA and DEQ regarding a potential cash

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2007 AND 2006
contribution to the RI/FS, certain members of the BWG, including the Company and CSC, have agreed to an interim settlement with the LWG under which the Company and CSC would contribute toward the BWG’s total settlement amount.
The BWG also undertook efforts to oppose a separate settlement between the LWG and DEQ memorialized in a consent judgment lodged in Oregon state court in October 2006. The BWG opposed that consent judgment on the grounds that it contains terms that may violate federal and state law and would unduly prejudice the BWG. The Oregon state court, however, denied the BWG’s motions to intervene and entered the consent judgment. The BWG appealed the denial of the motions to intervene, and the appeals court granted a stay of certain parts of the consent judgment pending resolution of the appeal. As a result of the interim settlement referred to above, that appeal will be dismissed.
Separately, DEQ has requested operating history and other information from numerous persons and entities which own or conduct operations on properties adjacent to or upland from the Portland Harbor, including the Company and CSC. The DEQ investigations at the Company and CSC sites are focused on controlling any current releases of contaminants into the Willamette River. The Company has agreed to a voluntary Remedial Investigation/Source Control effort with the DEQ regarding its Portland, Oregon deep water terminal facility and the site formerly owned by CSC. DEQ identified these sites as potential sources of contaminants that could be released into the Willamette River. The Company believes that improvements in the operations at these sites, often referred to as Best Management Practices (“BMPs”), will provide effective source control and avoid the release of contaminants from these sites and has proposed to DEQ the implementation of BMPs as the resolution of this investigation. Additionally, the EPA recently released and made available to the public the LWG’s “Round Two” data, involving hundreds of sediment samples taken throughout the 5.5 mile harbor site, and the LWG recently released its interim report to the EPA on its RI/FS. The Company is in the process of reviewing this data and the report. The cost of the investigations and remediation associated with these properties and the cost of employment of source control BMPs is not reasonably estimable until the completion of the data review and further investigations now being conducted by the LWG. In fiscal 2006, the Company recorded a liability for its estimated share of the costs of the investigation incurred by the LWG to date. The Company’s estimated share of these costs is not considered to be material. No liability has been recorded for either future investigation costs or remediation of the Portland Harbor.
Other Metals Recycling Business Sites. For a number of years prior to the Company’s 1996 acquisition of Proler International Corp. (“Proler”), Proler operated a shredder with an on-site industrial waste landfill in Texas, which Proler utilized to dispose of auto shredder residue (“ASR”) from the operations. In August 2002, Proler entered the Texas Commission on Environmental Quality Voluntary Cleanup Program toward the pursuit of a Voluntary Cleanup Program Certificate of Completion for the former landfill site. In fiscal 2005, the Texas Commission on Environmental Quality issued a Conditional Certificate of Completion requiring Proler to perform ongoing groundwater monitoring and annual inspections, maintenance and reporting. As a result of the resolution of this issue, the Company reduced its reserve related to this site by $2 million in fiscal 2005. Reserves related to this site at February 28, 2007 and August 31, 2006 were $1 million, with no material charges against the reserve during the first six months of fiscal 2007.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2007 AND 2006
During the second quarter of fiscal 2005, in connection with the negotiation of the separation and termination agreement relating to the Company’s metals recycling joint ventures with HNC (see “Note 3 — Business Combinations”), the Company conducted an environmental due diligence investigation of certain joint venture businesses it proposed to acquire. As a result of this investigation, the Company identified certain environmental risks and accrued $3 million for its share of the estimated costs to remediate these risks. During the first quarter of fiscal 2006, an additional $12 million was recorded in conjunction with purchase accounting, representing the remaining portion of the environmental liabilities associated with the HNC separation and termination agreement and the Regional acquisition.
During the second quarter of fiscal 2007, in connection with an acquisition, the Company conducted an environmental due diligence investigation. As a result of this investigation, the Company identified certain environmental risks and accrued $3 million for its share of the estimated costs to remediate these risks. The reserve was recorded as part of purchase accounting for the acquisition.
Auto Parts Business
At February 28, 2007 and August 31, 2006, environmental reserves for the Auto Parts Business aggregated $18 million. No environmental enforcement proceedings are pending with respect to any of these sites and no amounts were charged to these reserves in fiscal 2006 or the first six months of fiscal 2007.
Steel Manufacturing Business
The Steel Manufacturing Business’ electric arc furnace generates dust (“EAF dust”) that is classified as hazardous waste by the EPA because of its zinc and lead content. As a result, the Company gathers the EAF dust and ships it via specialized rail cars to a domestic firm that applies a treatment that allows the EAF dust to be delisted as hazardous waste so it can be disposed of as a non-hazardous, solid waste.
The Steel Manufacturing Business has an operating permit issued under Title V of the Clean Air Act Amendments of 1990, which governs certain air quality standards. The permit was first issued in fiscal 1998 and has since been renewed through fiscal year 2007. The permit allows the Steel Manufacturing Business to produce up to 900,000 tons of billets per year and allows varying rolling mill production levels based on levels of emissions. The Company submitted an application for the renewal of the permit during fiscal 2006; the application remains pending at February 28, 2007.
Contingencies-Other
The Company had a past practice of making improper payments to the purchasing managers of nearly all of the Company’s customers in Asia in connection with export sales of recycled ferrous metal. The Company stopped this practice after it was advised in 2004 that it raised questions of possible violations of United States and foreign laws. Thereafter, the Audit Committee was advised and conducted a preliminary compliance review. On November 18, 2004, on the recommendation of the Audit Committee, the Board of Directors authorized the Audit Committee to engage independent counsel and conduct a thorough, independent investigation. The Board also authorized and directed that the existence and the results of the investigation be voluntarily reported to the DOJ and the SEC, and that the Company cooperate fully with those agencies. The Audit Committee notified the DOJ and the SEC of the independent investigation, engaged outside counsel to assist in the independent investigation and instructed outside counsel to fully cooperate with the DOJ and the SEC and to provide those agencies with the information obtained as a result of the independent investigation. On October 16, 2006, the Company finalized settlements with the DOJ and the SEC resolving the investigation. Under the settlement, the Company agreed to a deferred prosecution agreement with the DOJ (the “Deferred Prosecution Agreement”) and agreed to an order, issued by the SEC, instituting cease-and-desist proceedings, making findings, and imposing a cease-and-desist order pursuant to Section 21C of the Securities Exchange Act of 1934 (the “Order”). Under the Deferred Prosecution Agreement, the DOJ will not prosecute the Company if the Company meets the conditions of the agreement for a period of three years including, among other things, that the

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2007 AND 2006
Company engage a compliance consultant to advise its compliance officer and its Board of Directors on the Company’s compliance program. Under the Order, the Company agreed to cease-and-desist from the past practices that were the subject of the investigation and to disgorge $8 million of profits and prejudgment interest. The Order also contains provisions comparable to those in the Deferred Prosecution Agreement regarding the engagement of the compliance consultant. In addition, under the settlement, the Company’s Korean subsidiary, SSI International Far East, Ltd., pled guilty to Foreign Corrupt Practices Act anti-bribery and books and records provisions, conspiracy and wire fraud charges and paid a fine of $7 million. These amounts were accrued during fiscal 2006 and paid in the first quarter of fiscal 2007. The investigation settlement in the first quarter of fiscal 2007 did not affect the Company’s previously reported financial results. Under the settlement, the Company has agreed to cooperate fully with any ongoing, related DOJ and SEC investigations.
The Company has incurred expenses, and may incur further expenses, in connection with the advancement of funds to, or indemnification of, individuals involved in such investigations. Under the terms of its corporate bylaws, the Company is obligated to indemnify all current and former officers or directors involved in civil, criminal or investigative matters, in connection with their service. The Company is also obligated to advance fees and expenses, but only if the involved officer or director acted in “good faith.” The Company also has the option to indemnify employees and to advance fees and expenses, but only if the involved employees acted in “good faith.” There is no limit on the indemnification payments the Company could be required to make under these provisions. The Company did not record a liability for these indemnification obligations based on the fact that they are employment-related costs. At this time, the Company does not believe that any indemnity payments the Company may be required to make will be material.
Note 5 — Long Term Debt:
On November 8, 2005, the Company entered into an amended and restated unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The agreement provides for a five-year, $400 million revolving credit facility loan maturing in November 2010. Interest on outstanding indebtedness under the restated agreement is based, at the Company’s option, on either the London Interbank Offered Rate (“LIBOR”) plus a spread of between 0.625% and 1.25%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.15% and 0.25% based on a pricing grid tied to the Company’s leverage ratio. As of February 28, 2007, the Company had borrowings outstanding under the credit facility of $152 million. The Company also has an additional unsecured credit line, which was increased on March 1, 2007, by $5 million to $20 million. Interest on outstanding indebtedness under the unsecured line of credit is set by the bank at the time of borrowing. The credit available under this agreement is uncommitted, and as of February 28, 2007, the Company had $15 million outstanding under this agreement. Both credit agreements contain various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of February 28, 2007, the Company was in compliance with all such covenants, representations and warranties. Additionally, as of February 28, 2007, the Company had $8 million of long-term debt due in January 2021.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2007 AND 2006
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
The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $4 million and $2 million in the second quarter of fiscal 2007 and 2006, respectively, and $7 million and $5 million in the first six months of fiscal 2007 and 2006, respectively. Advances to these joint ventures were $1 million and $2 million as of February 28, 2007 and August 31, 2006, respectively. Included in other assets are notes receivable from joint venture businesses of $445,000 and $544,000 as of February 28, 2007 and August 31, 2006, respectively.
Thomas D. Klauer, Jr., President of the Company’s Auto Parts Business, is the sole shareholder of a corporation that is the 25% minority partner in a partnership with the Company. This partnership operates four self-service stores in Northern California. Mr. Klauer’s 25% share of the profits of this partnership totaled $253,000 and $228,000 in the second quarter of fiscal 2007 and 2006, respectively and $577,000 and $618,000 in the first six months of fiscal 2007 and 2006, respectively. Mr. Klauer also owns the property at one of these stores, which is leased to the partnership under a lease providing for annual rent of $228,000, subject to annual adjustments based on the Consumer Price Index, and a term expiring in December 2010. The partnership has the option to renew the lease upon its expiration for a five-year period.
Schnitzer Investment Corp. (“SIC”) is a real estate company that owns, develops and manages various commercial and residential real estate projects; it is owned by members of the Schnitzer family, who are collectively controlling shareholders of the Company through their ownership of Class B common stock. The Company leases its administrative offices from SIC under an operating lease that expires in 2015. The annual rent expense in fiscal 2006 was $501,000, and the annual rent commitment for fiscal 2007 is $515,000.
The Company, SIC and another Schnitzer family company are also parties to a shared services agreement for the performance of various administrative services. During fiscal 2006, substantially all services performed by the Company under this agreement were eliminated. Under the shared services agreement, the Company billed SIC a total of $10,000 and $24,000 in the three and six months ended February 28, 2007, respectively, and a total of $51,000 and $110,000, respectively, in the three and six months ended February 28, 2006. Included in accounts receivable are amounts due from SIC of $122,000 and $21,000 as of February 28, 2007 and August 31, 2006, respectively. The Company also repays SIC for various reimbursable expenses. In the three and six months ended February 28, 2007, the Company paid SIC a total of $157,000 and $159,000, respectively, and in the three and six months ended February 28, 2006, the Company paid SIC a total of $19,000 and $140,000, respectively, for reimbursable expenses.
Note 7 — Stock Incentive Plan:
Fiscal 2007 — 2009 Long-Term Incentive Awards
On November 27, 2006, the Company’s Compensation Committee approved performance-based awards under the Company’s 1993 Stock Incentive Plan (“the Plan”) and the entry by the Company into Long-Term Incentive Award Agreements evidencing the award of these performance shares. The Compensation Committee established a series of performance targets based on the Company’s average growth in earnings per share (weighted at 50%) and the Company’s average return on capital employed (weighted at 50%), for the three years of the performance period corresponding to award payouts ranging from threshold at 50% to maximum at 200% of the weighted portions of the target awards. For measuring earnings per share growth in fiscal 2007, the Compensation Committee set the fiscal 2006 diluted earnings per share amount lower than the actual amount,

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2007 AND 2006
reflecting the elimination of certain large nonrecurring items. A participant generally must be employed by the Company on the October 31 following the end of the performance period to receive an award payout, although adjusted awards will be paid if employment terminates earlier on account of death, disability, retirement, termination without cause after the first year of the performance period or a sale of the Company. Awards will be paid in Class A common stock as soon as practicable after the October 31 following the end of the performance period. The Company recognized $507,000 in compensation expense for the FY 07 — FY 09 Performance Awards in the second quarter and first six months of fiscal 2007.
Restricted Stock Units
In connection with the approval of stock option awards by the Compensation Committee on July 25, 2006, the Committee authorized the Company to permit option grantees to elect to receive the value of the option awards in restricted shares of Class A common stock of the Company. In October 2006, the Company commenced a tender offer under which the recipients of the July 25, 2006 option grants were allowed to exchange the options for RSUs on a 2:1 basis, an exchange ratio determined to be equivalent under a Black-Scholes pricing model. The RSUs vest on the same schedule as the options granted on July 25, 2006 would have vested. As of the close of the tender offer on November 6, 2006, stock options for 272,000 shares were exchanged for 136,000 RSUs. The estimated fair value of the RSUs issued on November 7, 2006 was $5 million based on the market closing price of the underlying Class A common stock on November 6, 2006 of $37.65. As a result of the exchange, the Company estimated the incremental compensation expense to be $541,000, which is being recognized over the remaining portion of the five-year vesting term of the RSUs.
Deferred Stock Units
On January 31, 2007, the Compensation Committee granted DSUs to each of its non-employee directors. Each grant was equal to $87,500 ($131,250 for the Chairman of the Board) divided by the closing market price of the Class A common stock on January 31, 2007. The total number of DSUs granted on January 31, 2007 was 23,864 shares. The DSUs will become fully vested on the day before the 2008 annual meeting, subject to continued Board service. The Company recognized $107,000 in compensation expense for these DSUs in the second quarter of fiscal 2007.
Note 8 — Employee Benefits:
The Company has retirement benefit plans that cover both union and non-union employees. The Company makes contributions in accordance with the provisions of each plan.
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

•
The assumed discount rate is used to discount future benefit obligations back to current dollars. The discount rate was 5.9% as of the measurement date of August 31, 2006. This rate is sensitive to changes in interest rates. A decrease in the discount rate would increase the Company’s obligation and expense.

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

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2007 AND 2006
The components of net periodic pension benefit cost were (in thousands):

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Service cost	$—	$395	$—	$695
Interest cost	192	226	384	396
Expected return on plan assets	(231)	(280)	(462)	(493)
Amortization of past service cost	—	1	—	2
Recognized actuarial loss	38	68	76	121

Net periodic pension (benefit) cost	$(1)	$410	$(2)	$721

Due to the Company’s decision to freeze benefits, the Company did not make contributions to the plan during the six months ended February 28, 2007 and does not expect to make contributions during the remainder of fiscal 2007. The need for future contributions will be evaluated periodically and will be determined by a number of factors, including market investment returns and interest rates.
Defined Contribution Plans
The Company has several defined contribution plans covering non-union employees. Company contributions to the defined contribution plans were $1 million and $2 million for the three and six months ended February 28, 2007, respectively, and $192,000 and $1 million for the three and six months ended February 28, 2006, respectively.
Multiemployer Pension Plans
In accordance with collective bargaining agreements, the Company contributes to multiemployer pension plans. Company contributions to the multiemployer plans were $1 million and $2 million for the three and six months ended February 28, 2007, respectively, and $541,000 and $1 million for the three and six months ended February 28, 2006, respectively.
The Company is not the sponsor or administrator of these multiemployer plans. Contributions were determined in accordance with provisions of negotiated labor contracts. The Company is unable to determine its relative portion of, or estimate its future liability under, these plans.
Note 9 — Segment Information:
The Company operates in three industry segments: metals processing, recycling and trading (“Metals Recycling Business”), self-service and full-service used auto parts sales (“Auto Parts Business”) and mini-mill steel manufacturing (“Steel Manufacturing Business”). Corporate expense consists primarily of unallocated corporate expense for management and administrative services that benefit all three business segments. The Company does not allocate interest income and expense, income taxes, or other income and expenses related to corporate activity to its operating segments. Because of this unallocated expense, the operating income of each segment does not reflect the operating income the segment would have as a stand-alone business.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2007 AND 2006
Revenues from external customers and from intersegment transactions for the Company’s consolidated operations were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Metals Recycling Business	$486,120	$294,983	$886,605	$536,413
Auto Parts Business	59,786	49,982	120,594	95,904
Steel Manufacturing Business	98,924	89,535	194,984	178,691
Intersegment revenues	(40,388)	(31,215)	(87,887)	(66,492)

Consolidated revenues	$604,442	$403,285	$1,114,296	$744,516

The reconciliation of the Company’s segment operating income to income before income taxes, minority interest and pre-acquisition interest is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Metals Recycling Business	$39,756	$18,867	$64,599	$32,601
Auto Parts Business	5,007	3,630	8,802	11,367
Steel Manufacturing Business	11,910	16,246	27,269	32,316

Segment operating income	56,673	38,743	100,670	76,284
Corporate expense	(11,074)	(8,987)	(20,768)	(28,466)
Intercompany eliminations	1,665	1,814	938	1,285

Operating income	47,264	31,570	80,840	49,103
Other income (expense)	(2,020)	288	(1,965)	55,387

Income before income taxes, minority interest and pre-acquisition interest	$45,244	$31,858	$78,875	$104,490

The Company’s total assets are as follows (in thousands):

	As of February	As of August
	28, 2007	31, 2006 (1)
Metals Recycling Business	$793,784	$728,985
Auto Parts Business	231,950	231,617
Steel Manufacturing Business	269,015	243,652

Total segment assets	1,294,749	1,204,254
Corporate and Eliminations	(180,663)	(159,530)

Total assets	$1,114,086	$1,044,724

(1)
Consistent with changes in internal reporting, total assets by segment include reclassifications made during the first six months of fiscal 2007 relative to certain intercompany balances and eliminations. Prior period balances have been reclassified for consistency. There was no change in total assets.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2007 AND 2006
Note 10 — Income Taxes
For interim financial reporting purposes, tax expense is calculated based on the annual statutory tax rate, adjusted to give effect to anticipated permanent differences. The tax rate of 36% for the second quarter of the current fiscal year exceeds the tax rate of 33% for the comparable period last year because the prior year’s rate benefited from state tax refunds resulting from a tax credit study. The tax rate for the first six months of fiscal 2007 was 36%, compared to a tax rate of 40% for the same period last year, a rate that was higher than usual because the Company had accrued $11 million of nondeductible penalties and profit disgorgement in connection with the estimated settlements of the SEC and DOJ investigations (see Note 4, “Environmental Liabilities and Other Contingencies”.) In addition, the tax rate of 38% that applied to the non-recurring $55 million gain in the first quarter of fiscal 2006 arising from the HNC separation and termination (see “Note 3 — Business Combinations”) was higher than the tax rate applicable to the Company’s recurring income. The 36% current year tax rate comprises the 35% federal statutory rate and a 2% state rate, offset by a 1% benefit from the Section 199 manufacturing deduction and the Extraterritorial Income Exclusion benefit on export sales.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the results of operations and financial condition of Schnitzer Steel Industries, Inc. (the “Company”). The discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the related notes thereto.
Forward-looking Statements
This Quarterly Report on Form 10-Q, including Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and including particularly, the “Outlook” section, contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the Company’s outlook for the business and statements as to expected pricing, sales volume, operating margins and operating income. Such statements can generally be identified because they contain “expect,” “believe,” “anticipate,” “estimate” and other words that convey a similar meaning. One can also identify these statements as statements that do not relate strictly to historical or current facts. Examples of factors affecting the Company that could cause actual results to differ materially from current expectations are the following: volatile supply and demand conditions affecting prices and volumes in the markets for both the Company’s products and the raw materials it purchases; world economic conditions; world political conditions; changes in federal and state income tax laws; government regulations and environmental matters; impact of pending or new laws and regulations regarding imports and exports into the United States and other foreign countries; foreign currency fluctuations; competition; seasonality, including weather; energy supplies; freight rates; loss of key personnel; the inability to obtain sufficient quantities of scrap metal to support current orders; purchase price estimates made during acquisitions; business integration issues relating to acquisitions of businesses; and business disruptions resulting from installation or replacement of major capital assets, as discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q. One should understand that it is not possible to predict or identify all factors that could cause actual results to differ from the Company’s forward-looking statements. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. The Company does not assume any obligation to update any forward-looking statement.
General
Founded in 1906 as a one-man scrap operation, the Company is currently one of the nation’s largest recyclers of ferrous and nonferrous metals, a leading recycler of used and salvaged vehicles and a manufacturer of finished steel products.
The Company provides an end of life cycle solution for a variety of products through its vertically integrated business, including processing auto bodies and other metal products, the resale of used auto parts and manufacturing scrap metal into finished steel products. The Company operates in three business segments: the Metals Recycling Business, the Auto Parts Business and the Steel Manufacturing Business. The Metals Recycling Business buys, collects, processes, recycles, sells, trades and brokers recycled ferrous metals (containing iron) to foreign and domestic steel producers, including its Steel Manufacturing Business, and nonferrous metals (not containing iron) to both the domestic and export markets. The Auto Parts Business purchases used and salvaged vehicles and sells used parts from these vehicles through its 35 self-service and 17 full-service auto parts operations located in the United States and Canada. The remaining portions of the scrapped vehicles are sold to metals recyclers, including the Metals Recycling Business where geographically feasible. The Steel Manufacturing Business purchases recycled metal from the Metals Recycling Business and uses its mini-mill to process the recycled metal into finished steel products. Corporate expense consists

SCHNITZER STEEL INDUSTRIES, INC.
primarily of unallocated corporate expense for management and administrative services that benefit all three business segments. Because of this unallocated expense, the operating income of each segment does not reflect the operating income the segment would have as a stand-alone business.
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
One of the most efficient ways to process and sort metal is to use shredding systems. Currently, the Company operates state-of-the art mega-shredders capable of processing over 2,500 tons of metal per day at its Everett, Massachusetts; Oakland, California; and Tacoma, Washington facilities; and shredders capable of processing up to 1,500 tons per day at its Johnston, Rhode Island and Portland, Oregon facilities. The Company also currently operates a smaller shredder in Kapolei, Hawaii. In addition to the greater capacity, the mega-shredders provide the ability to shred more efficiently and process a greater range of materials, including larger and thicker pieces of metal. The Company is in the process of completing the installation of an additional mega-shredder at its Portland, Oregon facility. Mega-shredders are designed to provide a denser product and, in conjunction with new separation equipment, a more pure (refined) and preferable form of ferrous metal that can be more efficiently used by steel mills. The use of mega-shredders broadens the types of material that can be fed into the shredder, resulting in more efficient processing. Shredders can reduce auto bodies, home appliances and other metal into fist-sized pieces of shredded recycled metal in seconds. The shredded material is then carried by conveyor under magnetized drums, which attract the recycled ferrous metal and separate it from the nonferrous metal and other residue found in the shredded material, resulting in a relatively pure and clean shredded ferrous product. The remaining nonferrous metal and residue then pass through a process that separates the nonferrous metal from the residue. The Company has recently installed induction sorting systems, which have helped further improve the recoverability of stainless steel, copper and other valuable nonferrous metal in the Company’s Everett, Massachusetts; Johnston, Rhode Island; Oakland, California; and Tacoma, Washington facilities and expects to continue to invest in new technology in order to maximize the recovery of such materials.
In addition, Schnitzer Global Exchange, a component of the Metals Recycling Business, purchases processed metal from scrap metal processing companies that operate in Russia, certain Baltic countries, and certain other countries and sells this metal to foreign steel mills. Russia and the Baltic countries have an ample supply of unprocessed metal due to Cold War era infrastructures, many of which are closed or obsolete. Similarly, another component of the Metals Recycling Business brokers processed scrap metal purchased from Japan which it sells to customers in Korea and trades other processed scrap metal. The Company believes this business complements the processing business, allows the Company to further meet its customers’ needs and expands the Company’s presence in the global recycled ferrous metals market.
Auto Parts Business
The Company sells used auto parts from each of its self-service and full-service locations. Self-service stores serve customers who remove used auto parts from vehicles that are in inventory, without the assistance of the store employees. A self-service customer typically pays an admission charge and signs a liability waiver before entering the facility. When a customer finds a desired part on a vehicle, the customer removes it and pays a pre-established price for the part. The full-service business sells its parts primarily to collision and mechanical repair shops through its sales force. Purchased salvaged vehicles are dismantled and the parts put into inventory. Once these parts are sold, they are pulled from inventory, cleaned, tested and shipped to the customer by truck.

SCHNITZER STEEL INDUSTRIES, INC.
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
Steel Manufacturing Business
The Steel Manufacturing Business purchases all of its scrap at market prices from the Metals Recycling Business and uses its mini-mill, located in McMinnville, Oregon, to process the recycled metals into finished steel products, including steel reinforcing bar (“rebar”), wire rod, merchant bar, coiled rebar, billets and other specialty products. Through investments in technology and upgrades to equipment, the Company has increased its annual production capacity at the mill to approximately 750,000 tons of finished steel products. Customers are located predominantly on the West Coast of the United States and in Western Canada and are principally steel service centers, construction industry subcontractors, steel fabricators, wire drawers and major farm and wood product suppliers.
Business Combinations
Metals Recycling Business
In fiscal 2006, the Company completed the following acquisitions:
•
In September 2005, the Company and the Hugo Neu Corporation (“HNC”) and certain of their subsidiaries closed a transaction to separate and terminate their metals recycling joint venture relationships. As part of the separation and termination agreement, the Company received from HNC various joint venture interests, other businesses and a $37 million cash payment; while HNC received various other joint venture interests. Purchase accounting has been finalized and a dispute exists between the Company and HNC over post-closing adjustments. The Company believes it has adequately accrued for the disputed amounts.

•
In October 2005, the Company acquired substantially all of the assets and certain liabilities of Regional Recycling LLC, a metals recycling business with nine facilities in Georgia and Alabama. The purchase price of $69 million was paid in cash.

•
In March 2006, the Company purchased the 40% minority interest in Metals Recycling LLC, its Rhode Island metals recycling subsidiary, and assumed certain liabilities. The purchase price of $25 million was paid in cash.

In the second quarter of fiscal 2007, the Company continued its growth strategy by completing the acquisition of a metals recycling business that provides additional sources of scrap metal for the newly installed mega-shredder at its Everett, Massachusetts facility. The acquisition was not material to the Company’s financial position and results of operations.
Auto Parts Business
In September 2005, the Company acquired GreenLeaf Auto Recyclers, LLC (“GreenLeaf”), five store properties previously leased by GreenLeaf and certain GreenLeaf liabilities. The purchase price of $45 million was paid in cash. GreenLeaf is a full-service supplier of recycled auto parts, primarily to commercial customers. This acquisition expanded the Auto Parts Business’ national footprint, providing growth potential in both the self-service and full-service markets. The acquired locations are in Arizona, Florida, Georgia, Illinois, Massachusetts, Michigan, Nevada, North Carolina, Ohio, Virginia and Texas. Four of these locations have been converted to self-service stores and one has combined operations. Two of the 22 locations initially acquired have been closed.

SCHNITZER STEEL INDUSTRIES, INC.
Summary
Management believes that these acquisitions position the Company well as it continues to execute its growth strategy. The consideration for these acquisitions was funded by the Company’s cash balances and borrowings under its bank credit facility. See “Item 1 — Financial Statements (unaudited) — Notes to Condensed Consolidated Financial Statements, Note 3 — Business Combinations” for further information regarding these acquisitions. The Company has recorded estimated environmental liabilities as a result of due diligence performed in connection with these acquisitions. See “Item 1 — Financial Statements (unaudited) — Notes to Condensed Consolidated Financial Statements, Note 4 — Environmental Liabilities and Other Contingencies” for further information regarding environmental and other contingencies.
Executive Overview of Quarterly Results
The Company’s operating results by business segment are summarized below (in thousands):

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
OPERATING INCOME:
Metals Recycling Business	$39,756	$18,867	$64,599	$32,601
Auto Parts Business	5,007	3,630	8,802	11,367
Steel Manufacturing Business	11,910	16,246	27,269	32,316

Total segment operating income	56,673	38,743	100,670	76,284
Corporate expense	(11,074)	(8,987)	(20,768)	(28,466)
Intercompany profit eliminations	1,665	1,814	938	1,285

Total operating income	$47,264	$31,570	$80,840	$49,103

During the second quarter of fiscal 2007, the Company benefited from improved financial results in its Metals Recycling and Auto Parts Businesses. Consolidated operating income increased $16 million, or 50%, for the second quarter of fiscal 2007 compared to the same period last year. Diluted net income per share for the quarter was $0.93, a 37% increase over the second quarter of fiscal 2006.
Operating income for the Metals Recycling Business increased $21 million, or 111%, for the second quarter of fiscal 2007 compared to the same period last year due to increased sales volumes and prices.
Operating income for the Auto Parts Business increased $1 million, or 38%, for the second quarter of fiscal 2007 compared to the same period last year due primarily to improved profitability at the full-service stores.
Operating income for the Steel Manufacturing Business decreased $4 million, or 27%, in the second quarter of fiscal 2007 compared to the same period last year. Higher sales volumes and higher average sales prices were more than offset by higher prices for raw materials, principally scrap metal.

SCHNITZER STEEL INDUSTRIES, INC.
Results of Operations
Revenues

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
	($ in thousands)
Revenues:
Metals Recycling Business	$486,120	$294,983	$886,605	$536,413
Auto Parts Business	59,786	49,982	120,594	95,904
Steel Manufacturing Business	98,924	89,535	194,984	178,691
Intercompany revenue eliminations	(40,388)	(31,215)	(87,887)	(66,492)

Total revenues	$604,442	$403,285	$1,114,296	$744,516

Consolidated revenues for the quarter ended February 28, 2007 increased $201 million, or 50%, to $604 million from $403 million in the second quarter of fiscal 2006 and increased $370 million, or 50%, to $1.1 billion from $745 million in the first six months of fiscal 2006. Revenues in the second quarter and first six months of fiscal 2007 increased for all Company business segments.
Metals Recycling Business

	For the Three Months Ended				For the Six Months Ended
	February 28,				February 28,
				%				%
	2007	2006	increase	increase	2007	2006	increase	increase
Ferrous Revenues:
Processing	$315,930	$205,579	$110,351	54%	$539,022	$335,116	$203,906	61%
Trading	80,414	33,312	47,102	141%	171,927	112,001	59,926	54%
Nonferrous revenues	87,931	54,301	33,630	62%	169,925	85,829	84,096	98%
Other	1,845	1,791	54	3%	5,731	3,467	2,264	65%

Total revenues	$486,120	$294,983	$191,137	65%	$886,605	$536,413	$350,192	65%

Average Ferrous Recycled Metal Sales Prices ($/LT) (1)
Domestic	$233	$202	$31	15%	$226	$204	$22	11%
Export	$238	$195	$43	22%	$235	$199	$36	18%
Average for all processing	$237	$197	$40	20%	$232	$201	$31	15%
Trading	$257	$178	$79	44%	$254	$203	$51	25%

Ferrous Processing Sales Volume (LT, in thousands)
Steel Manufacturing Business	151	148	3	2%	342	302	40	13%
Other Domestic	175	158	17	11%	331	217	114	53%

Total Domestic	326	306	20	7%	673	519	154	30%
Export	817	606	211	35%	1,338	942	396	42%

Total processed ferrous	1,143	912	231	25%	2,011	1,461	550	38%
Ferrous Trading Sales Volumes (LT, in thousands)	276	154	122	79%	596	461	135	29%

Total Ferrous Sales Volume (LT, in thousands)	1,419	1,066	353	33%	2,607	1,922	685	36%

Average Nonferrous Sales Price ($/pound)	$0.96	$0.74	$0.22	30%	$0.99	$0.69	$0.30	43%
Nonferrous Sales Volumes (pounds, in thousands)	90,140	71,800	18,340	26%	169,868	121,835	48,033	39%

Outbound freight included in revenues	$56	$32	$24	75%	$95	$62	$33	53%

(1)	Price information is shown after a reduction for the cost of freight incurred to deliver the product to the customer. LT refers to long ton which is 2,240 pounds.
The Metals Recycling Business generated revenues of $486 million for the quarter ended February 28, 2007, before intercompany eliminations, an increase of $191 million, or 65%, over the same period of the prior year, and generated revenues of $887 million for the six months ended February 28, 2007, before intercompany eliminations, an increase of $350 million, or 65%, over the same period of the prior year. The increases over the second quarter and first six months of the prior year were caused by higher volumes resulting from the timing of shipments and higher average net selling prices. Outbound freight costs, which are included in gross sales prices and revenues, increased by 75% to $56 million for the second quarter of fiscal 2007 and increased by 53% to $95

SCHNITZER STEEL INDUSTRIES, INC.
million for the first six months of fiscal 2007 compared with the same periods last year, primarily due to increased volumes and higher ocean freight rates.
Ferrous revenues increased $157 million, or 66%, to $396 million during the quarter ended February 28, 2007 and increased $264 million, or 59%, to $711 million during the six months ended February 28, 2007, compared to the same periods last year due to increased volumes and higher average net sales prices. Ferrous processing export sales volumes increased by 211,000 tons, or 35%, to 817,000 tons in the second quarter of fiscal 2007 and increased by 396,000 tons, or 42%, to 1.3 million tons in the first six months of fiscal 2007 compared to the same periods in the prior year. The increase in the second quarter and first six months of fiscal 2007 compared to the same periods last year is primarily a result of the Company’s efforts to increase throughput at all of its processing facilities. Ferrous trading sales volumes increased by 122,000 tons, or 79%, to 276,000 tons in the second quarter of fiscal 2007 and increased by 135,000 tons, or 29%, to 596,000 tons in the first six months of fiscal 2007 compared to the same periods last year. These increases are due to a slightly milder 2007 winter, allowing for additional tonnage flow from the Baltic region and additional support from new customers added during the last half of fiscal 2006. Other domestic sales volume increased 11% to 175,000 tons in the second quarter of this year, and increased 53% to 331,000 tons in the first six months of fiscal 2007; both increases are primarily a result of the Regional acquisition during fiscal 2006. Regional is situated in a growing recycled metals market in the Southeastern United States, which is home to many automobile and auto parts manufacturers.
Nonferrous revenues increased $34 million, or 62%, to $88 million during the quarter ended February 28, 2007 over the same period last year, which was the result of a $0.22, or 30%, increase in average net sales price to $0.96 per pound and an 18 million, or 26%, increase in pounds shipped to over 90 million pounds in the second quarter of fiscal 2007 compared to the same period last year. Nonferrous revenues increased $84 million, or 98%, over the same period last year, which was the result of a $0.30, or 43%, increase in average net sales price to $0.99 per pound and a 48 million, or 39%, increase in pounds shipped to nearly 170 million pounds in the first six months of fiscal 2007 compared to the same period last year. The increase in sales price per pound was due to the additional value of the nonferrous product mix as a result of the Regional acquisition and increased Asian demand for nonferrous metals. The increase in pounds shipped was primarily due to the acquired businesses and the higher overall volumes being processed at the Company’s facilities. Certain nonferrous metals are a byproduct of the shredding process, and quantities available for shipment are affected by the volume of materials processed in the Company’s shredders.
Auto Parts Business

	As of February 28,

	2007	2006

Self-Service Locations	30	30
Conversion Stores	5	1

Total Self-Service Locations	35	31
Full-Service Locations	17	20

Total Self-Service and Full-Service Locations	52	51

The Auto Parts Business generated revenues of $60 million, before intercompany eliminations, for the quarter ended February 28, 2007, an increase of $10 million, or 20%, over the same period last year driven by increased sales of scrapped vehicles and cores due to higher average sales prices. In addition, full-service net sales increased $3 million due to higher parts sales across several product types. Revenues increased $25 million, or 26%, to $121 million for the first six months of fiscal 2007 compared to the same period last year due to higher sales volumes and higher average sales prices of scrapped vehicles and cores and as a result of a full six months of revenues from GreenLeaf, which was acquired midway through the first quarter of fiscal 2006. During the first six months of fiscal 2007, the Auto Parts Business also benefited from the improved revenue contribution of the five stores converted from full-service to self-service compared to the same period last year.

SCHNITZER STEEL INDUSTRIES, INC.
Steel Manufacturing Business

	For the Three Months Ended				For the Six Months Ended
	February 28,				February 28,
				%				%
	2007	2006	increase	increase	2007	2006	increase	increase

Average Sales Price ($/ton)(1)	$536	$522	$14	3%	$541	$519	$22	4%
Finished Steel Products Sold (tons, in thousands)	177	165	12	7%	347	331	16	5%

(1)	Price information is shown after a reduction for the cost of freight incurred to deliver the product to the customer.
Revenues increased $9 million, or 10%, to $99 million and increased $16 million, or 9%, to $195 million for the second quarter and first six months of fiscal 2007, respectively, over the same periods last year, primarily due to increased sales volumes and higher sales prices for finished steel products. Sales volumes increased 7% to 177,000 tons in the second fiscal quarter of 2007 and increased 5% to 347,000 tons in the first six months of fiscal 2007 compared to the same periods last year. While the steel industry experienced normal seasonal softness due to wet winter weather during the second quarter of fiscal 2007, the West Coast construction markets remained strong. Sales volumes accelerated during the latter part of the quarter as customer activity increased in anticipation of future price increases. The average net selling price increased $14 per ton, or 3%, to $536 per ton in the second quarter of fiscal 2007 compared to the same period last year and resulted in increased revenues of $3 million. The average net selling price increased $22 per ton, or 4%, to $541 per ton in the first six months of fiscal 2007 compared to the same period last year and resulted in increased revenues of $7 million.
Cost of Goods Sold

	For the Three Months Ended				For the Six Months Ended
	February 28,				February 28,
	2007	% of Revenues	2006	% of Revenues	2007	% of Revenues	2006	% of Revenues
	($ in thousands)

Metals Recycling Business	$430,330	89%	$265,261	90%	$790,530	89%	$484,274	90%
Auto Parts Business	41,759	70%	34,191	68%	83,767	69%	62,948	66%
Steel Manufacturing Business	85,582	87%	72,138	81%	164,853	85%	144,221	81%
Eliminations	(42,053)	n/m	(33,029)	n/m	(88,826)	n/m	(67,776)	n/m

Total Cost of Goods Sold	$515,618	85%	$338,561	84%	$950,324	85%	$623,667	84%

Consolidated cost of goods sold increased $177 million, or 52%, to $516 million for the quarter ended February 28, 2007, and increased $327 million, or 52%, to $950 million for the six months ended February 28, 2007, compared to the same periods last year. Cost of goods sold in the second quarter and first six months of fiscal 2007 increased for all business segments. As a percentage of revenues, cost of goods sold remained relatively flat for the second quarter and first six months of fiscal 2007 compared to the same periods last year.
Metals Recycling Business
Cost of goods sold for the Metals Recycling Business increased $165 million, or 62%, to $430 million for the second quarter of fiscal 2007 and increased $306 million, or 63%, to $791 million for the first six months of fiscal 2007 compared to the same periods last year. The increase in cost of goods sold for the second quarter and first six months of fiscal 2007 was primarily attributable to the increased cost of raw materials and higher processing volumes, which increased by 33% and 36%, respectively, over the same periods last year. As a percentage of revenues, cost of goods sold remained relatively flat for the second quarter and first six months of fiscal 2007 compared to the same periods last year.
Auto Parts Business
Cost of goods sold for the Auto Parts Business increased $8 million, or 22%, to $42 million for the second quarter of fiscal 2007 and increased $21 million, or 33%, to $84 million for the first six months of fiscal 2007 compared to the same periods last year, due primarily to higher purchased vehicle costs. As a percentage of revenues, cost of goods sold was 70% and 69% for the second quarter and first six months of fiscal 2007

SCHNITZER STEEL INDUSTRIES, INC.
compared to 68% and 66% for the same periods last year. The slightly higher cost of goods sold as a percentage of revenues for the second quarter and first six months of fiscal 2007 was due to higher purchased vehicle costs at the Company’s self-service stores due to increased demand and competition for unprocessed metals.
Steel Manufacturing Business
Cost of goods sold for the Steel Manufacturing Business increased $13 million, or 19%, to $86 million for the second quarter of fiscal 2007 and increased $21 million, or 14%, to $165 million for the first six months of fiscal 2007 compared to the same periods last year. As a percentage of revenues, cost of goods sold was 87% and 81% for the second quarter of fiscal 2007 and fiscal 2006, respectively, due primarily to a 14% increase in the cost of scrap metal, which outpaced the 3% increase in average sales prices per ton for the same period, and $1 million of mark-to-market expense related to its take-or-pay natural gas contract recorded during the second quarter of fiscal 2007. As a percentage of revenues, cost of goods sold was 85% and 81% for the first six months of fiscal 2007 and fiscal 2006, respectively, due primarily to a 14% increase in the cost of scrap metal, which outpaced the 4% increase in average sales prices per ton for the same period. The Steel Manufacturing Business acquired 100% of its scrap at market prices from the Metals Recycling Business.
Selling, General and Administrative (“SG&A”) Expense

	For the Three Months Ended				For the Six Months Ended
	February 28,				February 28,
	2007	% of Revenues	2006	% of Revenues	2007	% of Revenues	2006	% of Revenues
	($ in thousands)

Metals Recycling Business	$17,215	4%	$11,241	4%	$33,944	4%	$21,676	4%
Auto Parts Business	13,021	22%	12,161	24%	28,025	23%	21,588	23%
Steel Manufacturing Business	1,432	1%	1,151	1%	2,862	1%	2,154	1%
Corporate	11,073	n/m	8,987	n/m	20,768	n/m	28,466	n/m

Total SG&A Expense	$42,741	7%	$33,540	8%	$85,599	8%	$73,884	10%

SG&A expense increased $9 million, or 27%, to $43 million for the second quarter of fiscal 2007 and increased $12 million for the first six months of fiscal 2007, or 16%, to $86 million compared to the same periods last year. The $9 million increase over the second quarter of last year was due to higher SG&A expense at each of the operating segments totaling $7 million combined with a $2 million increase at Corporate. These increases were the result of higher compensation expense due to increased headcount and higher information technology costs. The increase over the first six months of last year was due to increases at each of the operating segments totaling $19 million offset in part by an $8 million decrease at Corporate. The total increase at the operating segments was due primarily to higher information technology costs of $6 million associated with the implementation and maintenance of an enterprise resource planning software application and related hardware upgrades and support, the costs of which were allocated across the business segments. The net decrease at Corporate over the first six months of the prior year was due primarily to the $11 million charge in the first quarter of fiscal 2006 associated with the establishment of a reserve related to the penalties that the Company estimated would be imposed by the United States Department of Justice (“DOJ”) and the United States Securities and Exchange Commission (“SEC”) in connection with the past payment practices in Asia discussed in “Item 1 — Financial Statements (unaudited) — Notes to Condensed Consolidated Financial Statements, Note 4 — Environmental Liabilities and Other Contingencies.” This decrease at Corporate for the first six months of fiscal 2007 was offset in part by $3 million of higher other SG&A costs compared to the same period last year due to higher compensation costs resulting from increased headcount and stock-based compensation expense and additional information technology costs as described above.
Interest Expense
Interest expense increased by $2 million, or 475%, to $2 million for the second quarter of fiscal 2007 and increased by $3 million, or 303%, to $3 million for the first six months of fiscal 2007 compared with the same periods last year. The increases for the second quarter of fiscal 2007 and the first six months of fiscal 2007 resulted from higher average debt balances during these periods. For more information about the Company’s

SCHNITZER STEEL INDUSTRIES, INC.
outstanding debt balances, see “Item 1 — Financial Statements (unaudited) — Notes to Condensed Consolidated Financial Statements, Note 5 — Long Term Debt.”
Other Income, Net
Other income was $285,000 and $1 million for the three and six months ended February 28, 2007, respectively, and was $689,000 and $56 million for the three and six months ended February 28, 2006, respectively. During the first quarter of fiscal 2006, the Company recorded a pre-tax gain of $55 million that arose from the HNC separation and termination. Based on the valuation of the assets and liabilities acquired and assumed, the Company recorded a gain for the difference between the excess values of businesses acquired over the carrying value of the businesses sold. For a more detailed discussion of the HNC joint venture separation and termination agreement, see “Item 1 — Financial Statements (unaudited) — Notes to Condensed Consolidated Financial Statements, Note 3 — Business Combinations.”
Income Tax Expense
The tax rate of 36% for the second quarter of the current fiscal year exceeds the tax rate of 33% for the comparable period last year because the prior year’s rate benefited from state tax refunds resulting from a tax credit study. The tax rate for the first six months of fiscal 2007 was 36% compared to a tax rate of 40% for the same period last year, a rate that was higher than usual because the Company had accrued $11 million of nondeductible penalties and profits disgorgement in connection with the estimated settlements of the SEC and DOJ investigations. In addition, the tax rate of 38% that applied to the non-recurring $55 million gain in the first quarter of fiscal 2006 that arose from the HNC separation and termination (see “Item 1 — Financial Statements, Notes to Condensed Consolidated Financial Statements, Note 3 — Business Combinations”) was higher than the tax rate applicable to the Company’s recurring income. The 36% current year tax rate comprises the 35% federal statutory rate and a 2% state rate, offset by a 1% benefit from the Section 199 manufacturing deduction and the Extraterritorial Income Exclusion benefit on export sales. Management does not expect the tax rate to change materially for the balance of the fiscal year.
Liquidity and Capital Resources
The Company relies on cash provided by operating activities as a primary source of liquidity, supplemented by current cash resources and existing credit facilities.
Sources and Uses of Cash
At February 28, 2007, the Company had cash, which is intended to be used for working capital and capital expenditures, of $23 million, compared to $25 million at August 31, 2006.
Sources of cash for the first six months of fiscal 2007 included $48 million provided by operations, $72 million provided by net borrowings and $8 million provided by the release of restricted cash due to the settlement of the SEC and DOJ investigations.
Cash provided by operations included a $25 million decrease in inventories, primarily due to increased shipments of scrap inventories, and a $14 million increase in accounts payable due to the timing of payments to vendors. These increases were offset by the growth in accounts receivable of $44 million due to the high volume of shipments made toward the end of the quarter and a $15 million payment to reduce the SEC/DOJ investigation reserve.
Other uses of cash for the first six months of fiscal 2007 included $56 million in share repurchases, $44 million in capital expenditures to upgrade the Company’s equipment and infrastructure and $29 million in acquisitions.

SCHNITZER STEEL INDUSTRIES, INC.
Credit Facilities
On November 8, 2005, the Company entered into an amended and restated unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The agreement provides for a five-year, $400 million revolving credit facility loan maturing in November 2010. Interest on outstanding indebtedness under the restated agreement is based, at the Company’s option, on either the London Interbank Offered Rate (“LIBOR”) plus a spread of between 0.625% and 1.25%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.15% and 0.25% based on a pricing grid tied to the Company’s leverage ratio. As of February 28, 2007 and August 31, 2006, the Company had borrowings outstanding under the credit facility of $152 million and $95 million, respectively. The Company also has an additional unsecured credit line, which was increased on March 1, 2007, by $5 million to $20 million. Interest on outstanding indebtedness under the unsecured line of credit is set by the bank at the time of borrowing. The credit available under this agreement is uncommitted; the Company had $15 million and $0 outstanding under this agreement as of February 28, 2007 and August 31, 2006, respectively. Both credit agreements contain various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of February 28, 2007, the Company was in compliance with all such covenants, representations and warranties. Additionally, as of February 28, 2007, the Company had $8 million of long-term debt due in January 2021.
Capital Expenditures
Capital expenditures during the first six months of fiscal 2007 were $44 million, compared to $37 million for the same period last year. During the first six months of fiscal 2007, the Company continued its investment in infrastructure improvement projects, including work on the installation of a new mega-shredder at its Portland, Oregon export facility, general improvements at a number of its metals recycling facilities and work on a new reheat furnace and billet craneway at its steel manufacturing facility designed to improve efficiency and increase capacity. The Company plans to invest $35 million to $45 million in capital improvement projects for the remainder of the fiscal year. Additionally, the Company continues to explore other capital projects and acquisitions that are expected to provide productivity improvements and add shareholder value.
Future Liquidity and Commitments
The Company makes contributions to a defined benefit pension plan, several defined contribution pension plans and several multiemployer pension plans. Contributions vary depending on the plan and are based upon plan provisions, actuarial valuations and negotiated labor agreements.
At August 31, 2006, the Company had 1.7 million shares of Class A common stock authorized for repurchase under then existing authorizations. In October 2006, the Company’s Board of Directors amended its share repurchase program to increase the number of shares of Class A common stock authorized for repurchase by 3.0 million, to 4.7 million. As of February 28, 2007, the Company had repurchased an additional 1.5 million shares, and under the authority granted by the Company’s Board of Directors, 3.2 million shares remain available for repurchase.
Accrued environmental liabilities as of February 28, 2007 were $43 million, compared with $41 million as of August 31, 2006. The increase was due to an acquisition during the second quarter of fiscal 2007, offset in part by spending charged against the environmental reserve during the first six months of fiscal 2007. The Company expects to pay $5 million related to previously accrued remediation projects over the next twelve months. The future cash outlays are anticipated to be within the amounts established as environmental liabilities.
The Company believes its current cash resources, internally generated funds, existing credit facilities and access to the capital markets will provide adequate financing for capital expenditures, working capital, stock repurchases, debt service requirements, post-retirement obligations and future environmental obligations for the

SCHNITZER STEEL INDUSTRIES, INC.
next twelve months. In the longer term, the Company may seek to finance business expansion with additional borrowing arrangements or additional equity financing.
Contractual Obligations
Total debt as reported in the contractual obligations table in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006, has increased to $175 million as of February 28, 2007, due to $72 million in additional borrowings under the Company’s credit agreements as described above under Liquidity and Capital Resources.
As of February 28, 2007, there were no material changes outside of the ordinary course of business to the amounts disclosed in the contractual obligations table in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006.
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on the Company’s unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Company’s Board of Directors. Actual results may differ from these estimates under different assumptions or conditions. We have updated the disclosures related to the following critical accounting policies since our Annual Report on Form 10-K for the year ended August 31, 2006.
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.
Inventories
The Company’s inventories primarily consist of ferrous and nonferrous unprocessed metals, used and salvaged vehicles and finished steel products consisting of rebar, coiled rebar, wire rod and merchant bar. Inventories are stated at the lower of cost or market. The Metals Recycling Business determines the cost of ferrous and nonferrous inventories principally using the average cost method and capitalizes substantially all direct costs and yard costs into inventory. The Auto Parts Business establishes cost for used and salvage vehicle inventory based on the average price the Company pays for a vehicle. The self-service business capitalizes only the vehicle cost into inventory; while the full-service business capitalizes the vehicle cost, dismantling and, where applicable, storage and towing fees into inventory. The Steel Manufacturing Business establishes its finished steel product inventory cost based on a weighted average cost, and capitalizes all direct and indirect costs of manufacturing into inventory. Indirect costs of manufacturing include general plant costs, maintenance, human resources and yard costs.
The accounting process utilized by the Company to record unprocessed metal and used and salvage vehicle inventory quantities relies on significant estimates. With respect to unprocessed metals inventory, the Company relies on perpetual inventory records that utilize estimated recoveries and yields that are based on historical trends and periodic tests for certain unprocessed metal commodities. Over time, these estimates are reasonably good indicators of what is ultimately produced; however, actual recoveries and yields can vary depending on product quality, moisture content and source of the unprocessed metals. If ultimate recoveries and yields are

SCHNITZER STEEL INDUSTRIES, INC.
significantly different than estimated, the value of the Company’s inventory could be materially overstated or understated. To assist in validating the reasonableness of these estimates, the Company not only runs periodic tests, but also performs monthly physical inventory estimates. However, due to variations in product density, holding period and production processes utilized to manufacture the product, physical inventories will not necessarily detect significant variances and will seldom detect smaller variations. To mitigate this risk, the Company adjusts the value of its ferrous physical inventories when the volume of a commodity is low and a physical inventory count can more accurately predict the remaining volume. In addition, the Company establishes inventory reserves based upon historical experience of adjustments to further mitigate the risk of significant adjustments when determined reasonable. Currently the reserve is established at 0.5% of ferrous inventory. An increase in the reserve of 0.5% would result in a reduction in the value of inventory of less than $1 million. The Company does not maintain a reserve for non-ferrous inventory as quantities on hand by yard are typically low enough that amounts on hand can be accurately determined. In addition, the Company performs a lower of cost or market analysis at least quarterly to ensure that inventory is appropriately valued.
Environmental Costs
The Company operates in industries that inherently possess environmental risks. To manage these risks, the Company employs both its own environmental staff and outside consultants. These consultants, environmental staff and finance personnel meet regularly to stay updated on environmental risks. The Company estimates future costs for known environmental remediation requirements and accrues for them on an undiscounted basis when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The regulatory and government management of these projects is extremely complex, which is one of the primary factors that make it difficult to assess the cost of potential and future remediation of potential sites. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the financial statements. If further developments or resolution of an environmental matter results in facts and circumstances that are significantly different than the assumptions used to develop these reserves, the accrual for environmental remediation could be materially understated or overstated. Adjustments to these liabilities are made when additional information becomes available that affects the estimated costs to remediate. In a number of cases, it is possible that the Company may receive reimbursement through insurance or from other potentially responsible parties identified in a claim. In these situations, recoveries of environmental remediation costs from other parties are recorded as an asset when realization of the claim for recovery is deemed probable and reasonably estimable.
Deferred Taxes
Deferred income taxes reflect the fiscal year-end differences between the financial reporting and tax bases of assets and liabilities, based on enacted tax laws and statutory tax rates. Tax credits are recognized as a reduction of income tax expense in the year the credit arises. A valuation allowance is established when necessary to reduce deferred tax assets, including net operating loss carryforwards, to the extent the assets are more likely than not to be realized. Periodically, the Company reviews its deferred tax assets to assess whether a valuation allowance is necessary. Although realization is not assured, management believes it is more likely than not that the Company’s deferred tax assets will be realized. If the ultimate realization of the Company’s deferred tax assets is significantly different than the Company’s expectations, the value of the Company’s deferred tax assets could be materially overstated.
Pension Plans
The Company sponsors a defined benefit pension plan for certain of its non-union employees. Pension plans are a significant cost of doing business, and the related obligations are expected to be settled far in the future. Accounting for defined benefit pension plans results in the current recognition of liabilities and net periodic pension cost over employees’ expected service periods based on the terms of the plans and the impact of the Company’s investment and funding decisions. The measurement of pension obligations and recognition of liabilities and costs require significant assumptions. Two critical assumptions, the discount rate and the expected long-term rate of return on the assets of the plan, may have an impact on the Company’s financial

SCHNITZER STEEL INDUSTRIES, INC.
condition and results of operations. Actual results will often differ from assumptions relating to long-term rates of return for equities and fixed income securities because of economic and other factors. The discount rate assumption is 5.9%. A 0.5% increase (or decrease) in the discount rate would reduce (or increase) the net pension liability by approximately $1.2 million as of August 31, 2006. Accumulated other comprehensive income would be reduced (or increased) by the same amount adjusted for taxes. Net periodic cost for the fiscal year ending August 31, 2007 would be reduced (or increased) by approximately $140,000. The weighted average expected return on assets assumption is 7.0%. The expected return on assets is a long-term assumption whose accuracy can only be measured over a long period based on past experience. A 0.5% increase (or decrease) in this assumption would reduce (or increase) net periodic pension cost by approximately $66,000 but would have no balance sheet impact.
Recent Accounting Pronouncements
In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application to prior period financial statements of changes in accounting principle, unless this would be impracticable. SFAS 154 also redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. This statement is effective for fiscal years beginning after December 15, 2005. The Company adopted this pronouncement as of September 1, 2006. This statement had no impact on the consolidated financial statements at adoption.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. This statement amends SFAS 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”). The Company intends to adopt this pronouncement for fiscal year 2008 and does not anticipate this pronouncement to have a material impact on the consolidated financial statements.
In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). It prescribes a recognition threshold and measurement attribute for financial statement recognition and disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt FIN 48 in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of the interpretation and has not yet determined the impact of adoption on the Company’s consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will be required to adopt SFAS 157 in the first quarter of fiscal year 2009. Management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the Company’s consolidated financial statements.
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

SCHNITZER STEEL INDUSTRIES, INC.
recognize the funded status of a benefit plan and the disclosure requirements will be effective as of the end of the fiscal year ending August 31, 2007.
Based on the defined benefit pension plan obligations of the Company as of August 31, 2006, the adoption of SFAS 158 would increase total assets by approximately $1 million, increase total liabilities by approximately $3 million and reduce total shareholders’ equity by approximately $2 million. The adoption of SFAS 158 will not materially affect the results of the Company’s operations. As a result of the June 2006 curtailment of the defined benefits plan, the Company does not expect the impact to be significantly different than the estimate based on August 31, 2006 balances.
SFAS 158 also requires employers to measure defined benefit plan assets and obligations as of the date of the Company’s fiscal year-end balance sheet and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet will be effective for the fiscal year ending August 31, 2009. The Company is currently in compliance with the latter requirement of SFAS 158, using a measurement date of August 31 for all plans.
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. The Company will adopt SAB 108 in its annual financial statements for the year ending August 31, 2007. The Company has assessed the impact of applying SAB 108 for evaluating misstatements on its previously issued financial statements and does not expect the impact of adoption to be material.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 establishes a fair value option under which entities can elect to report certain financial asset and liabilities at fair value (the “fair value option”), with changes in fair value recognized in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier application is encouraged, provided that the reporting entity also elects to apply the provisions of SFAS 157. SFAS 159 becomes effective for the Company in the first quarter of fiscal year 2009. Management is currently evaluating the requirements of SFAS 159 and has not yet concluded if the fair value option will be adopted.
Off-Balance Sheet Arrangements
There have been no material changes to any off-balance sheet arrangements as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s most recent Annual Report on Form 10-K.

SCHNITZER STEEL INDUSTRIES, INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
The Company’s international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, foreign exchange rate volatility and other regulations and restrictions. Accordingly, future results could be materially and adversely affected by changes in these or other factors. The Company is also exposed to foreign exchange rate fluctuations as the balance sheets and income statements of its foreign subsidiaries are translated into United States dollars during the consolidation process. Because exchange rates vary, these results, when translated, may vary from expectations and adversely affect overall expected profitability. The Company enters into sales contracts denominated in foreign currencies; therefore, its financial results are subject to the variability that arises from exchange rate movements. To mitigate foreign currency exchange risk, the Company uses foreign currency forward contracts related to cash receipts from sales denominated in foreign currencies and not for trading purposes. These contracts generally mature within three months and entitle the Company, upon its delivering euros, to receive U.S dollars at the stipulated rates during the contract periods. The fair value of these contracts was estimated based on quoted market prices as of February 28, 2007 and August 31, 2006. The mark-to-market adjustments on these contracts resulted in a derivative liability of $364,000 and $12,000 as of February 28, 2007 and August 31, 2006, respectively. The related mark-to-market expense is recorded as part of other expense for the Metals Recycling Business.
Other Risks
The Company has considered its market risk conditions, including interest rate risk, commodity price risk and other relevant market risks, as they relate to the consolidated assets and liabilities as of February 28, 2007 and does not believe that there is a risk of material fluctuations as a result of changes in these factors.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the fiscal period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SCHNITZER STEEL INDUSTRIES, INC.
PART II
ITEM 1. LEGAL PROCEEDINGS
On October 16, 2006, the Company finalized settlements with the United States Department of Justice and the United States Securities and Exchange Commission resolving the investigation of the Company’s past practice of making improper payments to the purchasing managers of nearly all of the Company’s customers in Asia in connection with export sales of recycled ferrous metal. See also “Item 1 — Financial Statements (unaudited) — Notes to Condensed Consolidated Financial Statements, Note 4 — Environmental Liabilities and Other Contingencies.”
Except as described above under “Item 1 — Financial Statements (unaudited) — Notes to Condensed Consolidated Financial Statements, Note 4 — Environmental Liabilities and Other Contingencies,” the Company is not a party to any material pending legal proceedings.
ITEM 1A. RISK FACTORS
The Company’s business is subject to a number of risks and uncertainties, including those identified in Item 1A of the Company’s 2006 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission, that could have a material adverse effect on the Company’s results of operations, financial condition or liquidity or that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. The Company faces additional risks beyond those described in the Company’s 2006 Annual Report on Form 10-K, including risks that are common to most companies and businesses, risks that are not currently known to the Company and risks that the Company currently deems to be immaterial but which in the future could have a material adverse effect on the Company’s results of operations, financial condition or liquidity. There have been no material changes to the risk factors described in the Company’s 2006 Annual Report on Form 10-K or any new material risk factors identified.

SCHNITZER STEEL INDUSTRIES, INC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Stock Repurchases
At August 31, 2006, the Company had 1.7 million shares of Class A common stock authorized for repurchase under then existing authorizations. In October 2006, the Company’s Board of Directors amended its share repurchase program to increase the number of shares of Class A common stock authorized for repurchase by 3.0 million, to 4.7 million. As of February 28, 2007, the Company had repurchased an additional 1.5 million shares, and under the authority granted by the Company’s Board of Directors, 3.2 million shares remain available for repurchase.
The share repurchase program does not require the Company to acquire any specific number of shares, may be suspended, extended or terminated by the Company at any time without prior notice and may be executed through open-market purchases, privately negotiated transactions or utilizing Rule 10b5-1 programs. Management evaluates long- and short-range forecasts as well as anticipated sources and uses of cash before determining the course of action that would best enhance shareholder value.
During the first quarter of fiscal 2007, the Company repurchased 250,000 shares in open-market transactions at a cost of $10 million. During the second quarter of fiscal 2007, the Company repurchased 1.25 million shares in open-market transactions at a cost of $46 million. A summary of the Company’s share repurchases during the quarter ended February 28, 2007 is presented in the following table:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that may yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs

December 1, 2006 — December 31, 2006	—	$—	—	4,409,790
January 1, 2007 — January 31, 2007	500,000	$35.57	500,000	3,909,790
February 1, 2007 — February 28, 2007	750,000	$38.29	750,000	3,159,790

SCHNITZER STEEL INDUSTRIES, INC.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)
The 2007 annual meeting of the shareholders was held on January 31, 2007. Holders of 21,922,098 shares of the Company’s Class A common stock, entitled to one vote per share, and 7,650,427 shares of the Company’s Class B common stock, entitled to ten votes per share, were present in person or by proxy at the meeting.

(b)
William A. Furman, Scott Lewis and William D. Larsson were elected directors of the Company, each to serve until the 2010 Annual Meeting of Shareholders and until a successor has been elected and qualified.

Other directors whose term of office as a director continued after the meeting are as follows:
Jill Schnitzer Edelson
Judith A. Johansen
Mark L. Palmquist
Ralph R. Shaw
Robert S. Ball
John D. Carter
Kenneth M. Novack
Jean S. Reynolds
(c)	The meeting was called for the following purposes:
1.	To elect three directors, each to serve until the 2010 Annual meeting of Shareholders and until a successor has been elected and qualified.
This proposal was approved as follows:

	Votes For	Votes Withheld/Against
William A. Furman	92,726,665	5,699,703
Scott Lewis	92,716,404	5,709,964
William D. Larsson	97,942,233	484,135
2.	To transact such other business as may properly be brought before the meeting or any adjournment of postponement thereof.
ITEM 5. OTHER INFORMATION
An Annual Incentive Compensation Plan was adopted by the Company’s Compensation Committee by action dated as of March 27, 2007, effective September 1, 2006, and is filed as Exhibit 10.1 hereto. In connection with the Committee’s approval, the Company’s EVA bonus plans were terminated as of September 1, 2006.

SCHNITZER STEEL INDUSTRIES, INC.
ITEM 6. EXHIBITS
4.1	Rights Agreement, dated March 21, 2006, between the Registrant and Wells Fargo Bank, N.A. Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2006, and incorporated herein by reference.

10.1	Annual Incentive Compensation Plan effective September 1, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SCHNITZER STEEL INDUSTRIES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC. (Registrant)

Date: April 9, 2007	By:	/s/ John D. Carter
John D. Carter
Chief Executive Officer

Date: April 9, 2007	By:	/s/ Gregory J. Witherspoon
Gregory J. Witherspoon
Chief Financial Officer