Form 10-Q
period 2007-05-31
SCHNITZER STEEL INDUSTRIES INC
filed 2007-07-09
CIK 912603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended May 31, 2007
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrant had 22,179,782 shares of Class A common stock, par value of $1.00 per share, and 7,351,387shares of Class B Common Stock, par value of $1.00 per share, outstanding at June 30, 2007.

SCHNITZER STEEL INDUSTRIES, INC.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	May 31, 2007	August 31, 2006
Assets
Current assets:
Cash and cash equivalents	$14,251	$25,356
Restricted cash	—	7,725
Accounts receivable, net	176,577	118,839
Inventories	293,089	263,583
Deferred income taxes	7,326	7,285
Prepaid expenses and other current assets	16,009	15,956

Total current assets	507,252	438,744

Property, plant and equipment, net	368,716	312,907

Other assets:
Investment in and advances to joint venture partnerships	8,563	8,859
Goodwill	285,577	266,675
Intangibles	9,504	10,899
Other assets	7,646	6,640

Total assets	$1,187,258	$1,044,724

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$6,977	$100
Accounts payable	89,273	66,506
Accrued payroll and related liabilities	36,270	32,420
Investigation reserve	—	15,225
Current portion of environmental liabilities	5,013	3,648
Accrued income taxes	10,776	4,265
Other accrued liabilities	29,222	28,974

Total current liabilities	177,531	151,138

Deferred income taxes	12,624	9,916

Long-term debt	167,882	102,829

Environmental liabilities, net of current portion	38,545	37,754

Other long-term liabilities	8,298	3,855

Minority interests	5,229	5,133

Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred stock–20,000 shares authorized, none issued	—	—
Class A common stock–75,000 shares $1.00 par value authorized, 22,158 and 22,793 shares issued and outstanding	22,158	22,793
Class B common stock–25,000 shares $1.00 par value authorized, 7,351 and 7,986 shares issued and outstanding	7,351	7,986
Additional paid-in capital	89,291	137,281
Retained earnings	655,986	564,165
Accumulated other comprehensive income:
Foreign currency translation adjustment	2,363	1,874

Total shareholders’ equity	777,149	734,099

Total liabilities and shareholders’ equity	$1,187,258	$1,044,724

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	For The Three Months Ended		For The Nine Months Ended
	May 31,		May 31,
	2007	2006	2007	2006
Revenues	$709,449	$505,573	$1,823,746	$1,250,086

Operating expenses:
Cost of goods sold	593,736	417,468	1,544,060	1,041,172
Selling, general and administrative	47,213	39,367	132,813	113,207
(Income) from joint ventures	(1,270)	(572)	(3,738)	(2,710)

Operating income	69,770	49,310	150,611	98,417

Other income (expense):
Interest expense	(2,852)	(1,027)	(6,219)	(1,863)
Other income, net	1,192	1,909	2,593	58,131

Other income (expense)	(1,660)	882	(3,626)	56,268

Income before income taxes, minority interests and pre-acquisition interests	68,110	50,192	146,985	154,685

Income tax expense	23,631	18,982	51,967	60,700

Income before minority interests and pre-acquisition interests	44,479	31,210	95,018	93,985

Minority interests, net of tax	(725)	(1,005)	(1,660)	(1,314)

Pre-acquisition interests, net of tax	—	—	—	184

Net income	$43,754	$30,205	$93,358	$92,855

Net income per share — basic	$1.48	$0.99	$3.09	$3.04

Net income per share — diluted	$1.47	$0.98	$3.06	$3.02

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For The Nine Months Ended May 31,
	2007	2006
Cash flows from operating activities:
Net income	$93,358	$92,855
Noncash items included in income:
Depreciation and amortization	28,790	21,301
Provision for inventory	748	(2,185)
Minority and pre-acquisition interests	1,660	1,481
Deferred income taxes	3,973	(6,324)
Distributed (undistributed) equity in earnings of joint ventures	(1,393)	16,587
Stock-based compensation expense	4,969	2,021
Gain on disposition of joint venture assets	—	(54,618)
Excess tax benefit from stock options exercised	(1,021)	(3,831)
(Gain) loss on disposal of assets	1,543	(839)
Changes in assets and liabilities:
Accounts receivable	(50,713)	9,818
Inventories	(19,558)	(18,905)
Prepaid expenses and other current assets	(249)	12,339
Other assets	(1,315)	579
Accounts payable	17,557	(14,508)
Accrued liabilities	13,508	7,368
Investigation reserve	(15,225)	—
Environmental liabilities	(2,086)	(5,375)
Other liabilities	2,584	(803)

Net cash provided by operating activities	77,130	56,961

Cash flows from investing activities:
Capital expenditures	(65,320)	(62,343)
Acquisitions, net of cash acquired	(43,891)	(102,258)
(Advances to) payments from joint ventures, net	1,689	(1,339)
Proceeds from sale of assets	189	2,748
Cash used in non-hedge derivatives	(857)	—
Restricted cash	7,725	—

Net cash used in investing activities	(100,465)	(163,192)

Cash flows from financing activities:
Borrowings from line of credit	341,700	123,500
Repayment of line of credit	(335,700)	(115,500)
Borrowings from long-term debt	726,000	293,179
Repayment of long-term debt	(661,104)	(203,000)
Issuance of Class A common stock	1,192	2,809
Repurchase of Class A common stock	(56,441)	—
Excess tax benefit from stock options exercised	1,021	3,831
Distributions to minority interests	(3,079)	(3,355)
Dividends declared and paid	(1,537)	(1,558)

Net cash provided by financing activities	12,052	99,906

Effect of exchange rate changes on cash	178	—

Net decrease in cash and cash equivalents	(11,105)	(6,325)

Cash and cash equivalents at beginning of period	25,356	20,645

Cash and cash equivalents at end of period	$14,251	$14,320

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2007 AND 2006
Note 1 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Schnitzer Steel Industries, Inc. (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, management suggests that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2006. The results for the three and nine months ended May 31, 2007 and 2006 are not necessarily indicative of the results of operations for the entire year.
Cash and Cash Equivalents
Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. The Company funds its accounts as checks are presented and cleared at the bank, not when checks are written. As a result, the Company maintains no cash balances in its primary operating accounts and book overdrafts of $29 million and $13 million were reclassified out of cash and cash equivalents and included in accounts payable as of May 31, 2007 and August 31, 2006, respectively.
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
Accounts Receivable, Net
Accounts receivable represent amounts due from customers on product and other sales. These accounts receivable, which are reduced by an allowance for doubtful accounts, are recorded at the invoiced amount and do not bear interest. The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In cases where management is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, management records a specific allowance against amounts due and reduces the net recognized receivable to the amount the Company believes will be collected. For all other customers, the Company maintains a reserve that considers the total receivables outstanding, historical collection rates and economic trends. The allowance for doubtful accounts was $2 million and $1 million at May 31, 2007 and August 31, 2006, respectively.
Inventories
The Company’s inventories primarily consist of ferrous and nonferrous unprocessed metals, used and salvaged vehicles and finished steel products consisting of rebar, coiled rebar, wire rod and merchant bar. The Metals Recycling Business determines the cost of ferrous and nonferrous inventories principally using the average cost method and capitalizes substantially all direct costs and yard costs into inventory. The Auto Parts Business establishes cost for used and salvage vehicle inventory based on the average price the Company pays for a vehicle. The self-service business capitalizes only the vehicle cost into inventory; while the full-service business capitalizes the vehicle cost, dismantling, and where applicable, storage and towing fees into inventory. The

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2007 AND 2006
Steel Manufacturing Business establishes its finished steel product inventory cost based on a weighted average cost, and capitalizes all direct and indirect costs of manufacturing into inventory. Indirect costs of manufacturing include general plant costs, maintenance, human resources and yard costs. Inventories are stated at the lower of cost or market.
Goodwill
The Company performs its annual goodwill assessment test during the second quarter of each fiscal year, and whenever events and circumstances indicate that the value of goodwill may be impaired. For fiscal 2007, it was determined that the fair value of the related operations was greater than net book value and that there was no impairment of goodwill.
The changes in the carrying amount of goodwill by reportable segments, resulting primarily from business combinations (see “Note 4 – Business Combinations”) during the nine months ended May 31, 2007, were as follows (in thousands):

	Metals	Auto
	Recycling	Parts
	Business	Business	Total
Balance as of August 31, 2006	$143,106	$123,569	$266,675
Foreign currency translation adjustment	—	559	559
Acquisitions	18,343	—	18,343

Balance as of May 31, 2007	$161,449	$124,128	$285,577

Environmental Liabilities
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
Deferred Taxes
Deferred taxes reflect the fiscal year-end differences between the financial reporting and tax bases of assets and liabilities, based on enacted tax laws and statutory tax rates. Tax credits are recognized as a reduction of income tax expense in the year the credit arises. A valuation allowance is established when necessary to reduce deferred tax assets, including tax credits and net operating loss carryforwards, to the extent the assets are more likely than not to be unrealized.
Derivative Financial Instruments
To manage the exposure to exchange risk associated with significant accounts receivable denominated in a foreign currency, the Company enters into foreign currency forward contracts to stabilize the United States dollar amount of the transaction at maturity. These contracts are not designated as hedging instruments under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of SFAS 133” or under SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2007 AND 2006
Net realized and unrealized losses related to foreign currency contract settlements and mark-to-market adjustments on open foreign currency contracts were $400,000 and $1 million for the three and nine months ended May 31, 2007, respectively. Net realized and unrealized losses related to foreign currency contract settlements and mark-to-market adjustments on open foreign currency contracts amounted to a $2 million loss for the three and nine months ended May 31, 2006.
The Company held foreign currency forward contracts denominated in euros at May 31, 2007 and August 31, 2006. The fair value of these contracts was estimated based on quoted market prices. The mark-to-market adjustments on these contracts resulted in a derivative liability of $174,000 and $12,000 as of May 31, 2007 and August 31, 2006, respectively. The related mark-to-market expense is recorded as part of other income (expense) for the Metals Recycling Business.
Foreign Currency Translation
In accordance with SFAS No. 52, “Foreign Currency Translation” (“SFAS 52”), assets and liabilities of foreign operations are translated into United States dollars at the period-end exchange rate and revenues and expenses of foreign operations are translated into United States dollars at the average exchange rate for the period. Translation adjustments are not included in determining net income for the period, but are recorded as a separate component of shareholders’ equity. Foreign currency transaction gains and losses are generated from the effects of exchange rate changes on transactions denominated in a currency other than the functional currency of the Company, which is the United States dollar. SFAS 52 generally requires that gains and losses on foreign currency transactions be recognized in the determination of net income for the period. The Company records these gains and losses in other income (expense).
The aggregate amounts of net realized and unrealized transaction gains were $115,000 and $1 million for the three and nine months ended May 31, 2007, respectively. The aggregate amount of net realized and unrealized transaction gains was $2 million for the three and nine months ended May 31, 2006.
Comprehensive Income
The following table sets forth the reconciliation of comprehensive income (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2007	2006	2007	2006
Net income	$43,754	$30,205	$93,358	$92,855
Foreign currency translation adjustment	(1,816)	120	(488)	172

Comprehensive income	$41,938	$30,325	$92,870	$93,027

Changes in Shareholders’ Equity
During the first nine months of fiscal 2007, the Company repurchased 1.5 million shares of its Class A common stock in open-market transactions at a cost of $56 million. In addition, during the first nine months of fiscal 2007, stock-based compensation accounted for a $5 million increase in shareholders’ equity and was partially offset by a decrease of $1.5 million for dividends paid.
Shareholder Rights Plan
On March 21, 2006 the Company adopted a shareholder rights plan (the “Rights Plan”). Under the Rights Plan, the Company issued a dividend distribution of one preferred share purchase right (a “Right”) for each share of Class A Common Stock or Class B Common Stock held by shareholders of record as of the close of business on April 4, 2006. The Rights generally become exercisable if a person or group has acquired 15% or more of the Company’s outstanding common stock or announces a tender offer or exchange offer which, if consummated, would result in ownership by a person or group of 15% or more of the Company’s outstanding common stock

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2007 AND 2006
(“Acquiring Person”). The Schnitzer Steel Industries, Inc. Voting Trust and its trustees, in their capacity as trustees, are not deemed to beneficially own any common stock by virtue of being bound by the Voting Trust Agreement governing the trust. Each Right entitles shareholders to buy one one-thousandth of a share of Series A Participating Preferred Stock (“Series A Shares”) of the Company at an exercise price of $110, subject to adjustments. Holders of Rights (other than an Acquiring Person) are entitled to receive upon exercise Series A Shares, or in lieu thereof, common stock of the Company having a value of twice the Right’s then-current exercise price. The Series A Shares are not redeemable by the Company and have voting privileges and certain dividend and liquidation preferences. The Rights will expire on March 21, 2016, unless such date is extended or the Rights are redeemed or exchanged on an earlier date.
Segments
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. The Company operates in three reportable segments: metals processing, recycling and trading (“Metals Recycling Business”), self-service and full-service used auto parts sales (“Auto Parts Business”) and mini-mill steel manufacturing (“Steel Manufacturing Business”).
Net Income and Dividends per Share
The following table sets forth the reconciliation from basic net income per share to diluted net income per share (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2007	2006	2007	2006
Net income	$43,754	$30,205	$93,358	$92,855

Computation of shares:
Average common shares outstanding	29,510	30,625	30,203	30,544
Assumed conversion of dilutive stock options and awards	229	114	299	232

Diluted average common shares outstanding	29,739	30,739	30,502	30,776

Basic net income per share	$1.48	$0.99	$3.09	$3.04

Diluted net income per share	$1.47	$0.98	$3.06	$3.02

Dividend per share	$0.017	$0.017	$0.051	$0.051

The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the periods presented and vested deferred stock units (“DSU”). Diluted earnings per share is computed using net income and the weighted average number of common shares outstanding, assuming dilution. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of Long-Term Incentive Program (“LTIP”) performance shares, DSU and restricted stock unit (“RSU”) awards using the treasury stock method. Stock options totaling 37,000 and 1,000 shares for the three months ended May 31, 2007 and 2006, and 249,000 and 156,000 for the nine months ended May 31, 2007 and 2006, respectively, were excluded from the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during these periods

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2007 AND 2006
and, therefore, the effect would have been antidilutive.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. These changes had no impact on previously reported operating income, net income, shareholders’ equity or cash flows from operating activities.
Recent Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). It prescribes a recognition threshold and measurement attribute for financial statement recognition and disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt FIN 48 in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of the interpretation and has not yet determined the impact of adoption on the Company’s consolidated financial statements.
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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires employers to fully recognize the funded status of single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements and to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic costs. The requirement of SFAS 158 to recognize the funded status of a benefit plan and the disclosure requirements will be effective as of the end of the fiscal year ending August 31, 2007. Based on the defined benefit pension plan obligations of the Company as of August 31, 2006, the adoption of SFAS 158 would increase total assets by $1 million, increase total liabilities by $3 million and reduce total shareholders’ equity by $2 million. The adoption of SFAS 158 will not materially affect the results of the Company’s operations. As a result of the June 2006 curtailment of the defined benefit plan, the Company does not expect the impact to be significantly different than the estimate based on August 31, 2006 balances.
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

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2007 AND 2006
SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. The Company will adopt SAB 108 in its annual financial statements for the year ending August 31, 2007. The Company has performed a preliminary assessment on the impact of applying SAB 108 for evaluating misstatements on its previously issued financial statements and does not expect the impact of adoption to be material.
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
Note 2 — Inventories
Inventories consisted of the following (in thousands):

	May 31, 2007	August 31, 2006
Recycled metals	$183,072	$170,405
Work in process	20,772	15,093
Finished goods	71,781	62,151
Supplies	17,464	15,934

	$293,089	$263,583

Note 3 – Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following (in thousands):

	May 31, 2007	August 31, 2006
Property, Plant and Equipment	$649,823	$564,749
Less: accumulated depreciation	(281,107)	(251,842)

Net property, plant and equipment	$368,716	$312,907

Note 4 – Business Combinations
Metals Recycling Business
In fiscal 2006, the Company completed the following acquisitions:
•
In September 2005, the Company and Hugo Neu Corporation (“HNC”) and certain of their subsidiaries closed a transaction to separate and terminate their metals recycling joint venture relationships. As part of the separation and termination agreement, the Company received from HNC various joint venture interests, other businesses and a $37 million cash payment; while HNC received various other joint venture interests. A dispute exists between the Company and HNC over post-closing adjustments. The Company believes that it has adequately accrued for any disputed amounts.

•
In October 2005, the Company acquired substantially all of the assets and assumed certain liabilities of Regional Recycling, LLC (“Regional”), a metals recycling business with nine facilities in Georgia and Alabama. The purchase price of $69 million was paid in cash.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2007 AND 2006
•
In March 2006, the Company purchased the remaining 40% minority interest in Metals Recycling LLC, its Rhode Island metals recycling subsidiary, and assumed certain liabilities. The purchase price of $25 million was paid in cash.

In fiscal 2007, the Company completed the following acquisitions:
•
In December 2006, the Company continued its growth strategy by completing the acquisition of a metals recycling business that provides additional sources of scrap metals for the mega-shredder in Everett, Massachusetts. The acquisition was not material to the Company’s financial position or results of operations.

•
In May 2007, the Company completed two acquisitions of metals recycling businesses that will provide scrap metal to the Everett, Massachusetts and Tacoma, Washington facilities. Neither acquisition was material to the Company’s financial position or results of operations.

Pro forma operating results for these three acquisitions are not presented, since the aggregate results would not be significantly different than historical results.
Auto Parts Business
In September 2005, the Company acquired GreenLeaf Auto Recyclers, LLC (“GreenLeaf”) and five store properties previously leased by GreenLeaf and assumed certain GreenLeaf liabilities. The purchase price of $45 million was paid in cash.
Pro forma Results
The following table is prepared on a pro forma basis for the nine months ended May 31, 2006 as though all of the businesses acquired through the HNC separation and termination agreement and the GreenLeaf and Regional acquisitions had occurred on September 1, 2005 (in thousands, except per share amounts):

For the Nine Months Ended
May 31, 2006
(unaudited)
Gross revenues	$1,297,531
Net income	$100,798
Net income per share:
Basic	$3.31
Diluted	$3.28
The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the full nine month period. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining operations.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2007 AND 2006
Note 5 — Environmental Liabilities and Other Contingencies
The Company evaluates the adequacy of its environmental reserves on a quarterly basis in accordance with Company policy. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues.
Changes in the Company’s environmental reserves are as follows (in thousands):

	Beginning	Reserves		Ending
	Balance	Established		Balance
Reporting Segment	9/1/2006	(Released)	Payments	5/31/2007	Short-Term	Long-Term
Metals Recycling Business	$23,125	$2,676	$(520)	$25,281	$4,303	$20,978
Auto Parts Business	18,277	—	—	18,277	710	17,567

Total	$41,402	$2,676	$(520)	$43,558	$5,013	$38,545

Metals Recycling Business
At May 31, 2007 and August 31, 2006, environmental reserves for the Metals Recycling Business aggregated $25 million and $23 million, respectively, and consist primarily of the reserves established in connection with acquisitions in fiscal 2006 and the Hylebos Waterway Remediation. During the second quarter of fiscal 2006, in connection with the negotiation of the separation and termination agreement relating to the Company’s metals recycling joint ventures with HNC (see “Note 4 — Business Combinations”), the Company conducted an environmental due diligence investigation of certain joint venture businesses it proposed to acquire. As a result of this investigation, the Company identified certain environmental risks and accrued $3 million for its share of the estimated costs to remediate these risks. During fiscal 2006, the Company recorded an additional $12 million of environmental reserves in conjunction with the remaining portion of the environmental liabilities associated with the HNC separation and termination agreement and the Regional acquisition. No environmental compliance proceedings are pending with respect to any of these sites. The Company’s environmental reserves include amounts for potential future clean-up of other sites at which the Company or its subsidiaries have conducted business or allegedly disposed of other materials. None of these reserves are material, individually or in the aggregate.
Hylebos Waterway Remediation. General Metals of Tacoma, Inc. (“GMT”), a subsidiary of the Company, owns and operates a metals recycling facility located in the State of Washington on the Hylebos Waterway.
During fiscal 2006, the Company and another party (the “Other Party”) incurred remediation costs of $7 million, which were charged to the environmental reserve. The Company and the Other Party filed a complaint in the United States District Court for the Western District of Washington at Tacoma against the dredge contractor to recover damages and a significant portion of cost overruns incurred in the second dredging season to complete the project. Following a trial that concluded in February 2007, a jury awarded the Company and the Other Party damages in the amount of $6 million. The judgment has been appealed by the dredge contractor, and enforcement of the judgment is stayed pending the appeal. No accrual or reduction of liabilities is recorded until all legal options have been resolved and the award is certain and deemed collectible. GMT and the Other Party pursued settlement negotiations with and a legal action against other non-settling, non-performing PRPs to recover additional amounts that may be applied against the head of the Hylebos Waterway remediation costs. Trial of the pending legal action commenced in May 2007 and in June 2007 the court awarded GMT and the Other Party cost reimbursement in the amount of $2 million, which remains subject to potential post-trial motions and appeal. As of May 31, 2007 and August 31, 2006, environmental reserves for the Hylebos Waterway aggregated $4 million.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2007 AND 2006
During fiscal 2007, the Company conducted environmental due diligence investigations in connection with three acquisitions. As a result of these investigations, the Company identified certain environmental risks and accrued $4 million for its share of the estimated costs to remediate these risks. These reserves were recorded as part of purchase accounting for the acquisitions. The increase in the environmental reserve as a result of these acquisitions was partially offset by a $1 million release of reserves in connection with the completion of work performed for a stormwater project.
Portland Harbor. The EPA has identified at least 69 PRPs, including the Company and Crawford Street Corporation (“CSC”), a subsidiary of the Company, which own or operate or formerly owned or operated sites adjacent to the Portland Harbor Superfund site. The precise nature and extent of any clean-up of the Portland Harbor, the parties to be involved, the process to be followed for any clean-up and the allocation of any costs for the clean-up among responsible parties have not yet been determined. It is unclear whether or to what extent the Company or CSC will be liable for environmental costs or damages associated with the Superfund site. It is also unclear to what extent natural resource damage claims or third party contribution or damage claims will be asserted against the Company or CSC. While the Company and CSC participated in certain preliminary Portland Harbor study efforts, they are not parties to the consent order entered into by the EPA with other certain PRPs, referred to as the “Lower Willamette Group” (“LWG”), for a remedial investigation/feasibility study; however, the Company and CSC could become liable for a share of the costs of this study at a later stage of the proceedings.
During fiscal 2006, the Company and CSC, received letters from the LWG and one of its members with respect to participating in the LWG RI/FS and demands from various parties in connection with environmental response costs allegedly incurred in investigating contamination at the Portland Harbor Superfund site. In an effort to develop a coordinated strategy and response to these demands, the Company and CSC joined with more than twenty other newly-noticed parties to form the Blue Water Group (“BWG”). All members of the BWG declined to join the LWG. As a result of discussions between the BWG, LWG, EPA and DEQ regarding a potential cash contribution to the RI/FS, certain members of the BWG, including the Company and CSC, have agreed to an interim settlement with the LWG under which the Company and CSC would contribute toward the BWG’s total settlement amount.
The DEQ is performing investigations involving the Company and CSC sites, which are focused on controlling any current releases of contaminants into the Willamette River. The cost of the investigations and remediation associated with these properties and the cost of employment of source control BMPs is not reasonably estimable until the completion of the data review and further investigations now being conducted by the LWG. In fiscal 2006, the Company recorded a liability for its estimated share of the costs of the investigation incurred by the LWG to date. The Company’s estimated share of these costs is not considered to be material. No liability has been recorded for either future investigation costs or remediation of the Portland Harbor.
Other Metals Recycling Business Sites. For a number of years prior to the Company’s 1996 acquisition of Proler International Corp. (“Proler”), Proler operated a shredder with an on-site industrial waste landfill in Texas, which Proler utilized to dispose of auto shredder residue (“ASR”) from the operations. In August 2002, Proler entered the Texas Commission on Environmental Quality Voluntary Cleanup Program toward the pursuit of a Voluntary Cleanup Program Certificate of Completion for the former landfill site. In fiscal 2005, the Texas Commission on Environmental Quality issued a Conditional Certificate of Completion requiring Proler to perform ongoing groundwater monitoring and annual inspections, maintenance and reporting. As a result of the resolution of this issue, the Company reduced its reserve related to this site by $2 million in fiscal 2005. Reserves related to this site at May 31, 2007 and August 31, 2006 were $1 million, with no material charges against the reserve during the first nine months of fiscal 2007.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2007 AND 2006
Auto Parts Business
At May 31, 2007 and August 31, 2006, environmental reserves for the Auto Parts Business aggregated $18 million, which includes an environmental reserve for the GreenLeaf acquisition.
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
The Steel Manufacturing Business has an operating permit issued under Title V of the Clean Air Act Amendments of 1990, which governs certain air quality standards. The permit was first issued in fiscal 1998 and has since been renewed through fiscal year 2007. The permit allows the Steel Manufacturing Business to produce up to 900,000 tons of billets per year and allows varying rolling mill production levels based on levels of emissions. The Company submitted an application for the renewal of the permit during fiscal 2006; the application remains pending at May 31, 2007.
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
The Company has incurred expenses, and may incur further expenses, in connection with the advancement of funds to, or indemnification of, individuals involved in such investigations. Under the terms of its corporate bylaws, the Company is obligated to indemnify all current and former officers or directors involved in civil, criminal or investigative matters in connection with their service. The Company is also obligated to advance

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2007 AND 2006
fees and expenses, but only if the involved officer or director acted in “good faith.” The Company also has the option to indemnify employees and to advance fees and expenses, but only if the involved employees acted in “good faith.” There is no limit on the indemnification payments the Company could be required to make under these provisions. The Company did not record a liability for these indemnification obligations based on the fact that they are employment-related costs. At this time, the Company does not believe that any indemnity payments the Company may be required to make will be material.
Note 6 – Short Term Borrowings
At May 31, 2007, the Company had $1 million in notes payable, related to the acquisitions that occurred in the third quarter of fiscal 2007. These notes are payable over the next twelve months and are considered short-term borrowings.
In addition, the Company has short term borrowings that consist of an unsecured credit line, which was increased on March 1, 2007, by $5 million to $20 million. Interest on outstanding indebtedness under the unsecured line of credit is set by the bank at the time of borrowing. The credit available under this agreement is uncommitted, and as of May 31, 2007, the Company had $6 million outstanding under this agreement. The credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of May 31, 2007, the Company was in compliance with all such covenants, representations and warranties.
Note 7 – Long Term Debt
In November 2005, the Company entered into an amended and restated unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The agreement provides for a five-year, $400 million revolving credit facility loan maturing in November 2010. Interest on outstanding indebtedness under the restated agreement is based, at the Company’s option, on either the London Interbank Offered Rate (“LIBOR”) plus a spread of between 0.625% and 1.25%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.15% and 0.25% based on a pricing grid tied to the Company’s leverage ratio. As of May 31, 2007, the Company had borrowings outstanding under the credit facility of $160 million. The credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of May 31, 2007, the Company was in compliance with all such covenants, representations and warranties. Additionally, as of May 31, 2007, the Company had $8 million of long-term bonded indebtedness due in January 2021.
In July 2007, the Company amended the agreement, pending Board of Directors approval. The facility, as amended, provides for an increase from $400 million to $450 million, is for a term of five years and has a maturity date of June 2012. Under the amendment, the LIBOR pricing grid was reduced by 0.125% at lower levels of leverage and by 0.25% at higher levels of leverage, and the annual commitment fee was reduced by 0.05% at all levels of permissible leverage. The Company’s current level of indebtedness places it at the lowest end of both pricing grids. In addition, the covenant related to the maximum permissible leverage was modified to increase the permissible maximum leverage during the term of the loan, and the restrictions on repurchases of the Company’s common stock were eliminated, contingent on the Company meeting certain minimum requirements related to the ratio of outstanding indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA).

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2007 AND 2006
Note 8 – Related Party Transactions
The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $6 million and $3 million in the third quarter of fiscal 2007 and 2006, respectively, and $13 million and $8 million in the first nine months of fiscal 2007 and 2006, respectively. Advances to these joint ventures were $18,000 and $2 million as of May 31, 2007 and August 31, 2006, respectively. In addition, payments from these joint ventures amounted to $2 million and $250,000 as of May 31, 2007 and August 31, 2006, respectively. Included in other assets are notes receivable from joint venture businesses of $393,000 and $544,000 as of May 31, 2007 and August 31, 2006, respectively.
Thomas D. Klauer, Jr., President of the Company’s Auto Parts Business, is the sole shareholder of a corporation that is the 25% minority partner in a partnership with the Company. This partnership operates four self-service stores in Northern California. Mr. Klauer’s 25% share of the profits of this partnership totaled $450,000 and $373,000 in the third quarter of fiscal 2007 and 2006, respectively and $1 million in the first nine months of fiscal 2007 and 2006. Mr. Klauer also owns the property at one of these stores, which is leased to the partnership under a lease providing for annual rent of $228,000, subject to annual adjustments based on the Consumer Price Index, and a term expiring in December 2010. The partnership has the option to renew the lease upon its expiration for a five-year period.
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
Schnitzer Investment Corp. (“SIC”) is a real estate company that owns, develops and manages various commercial and residential real estate projects. It is owned by members of the Schnitzer family, who are collectively controlling shareholders of the Company through their ownership of Class B common stock. The Company leases its administrative offices from SIC under an operating lease that expires in 2015. The annual rent expense in fiscal 2006 was $501,000, and the annual rent commitment for fiscal 2007 is $515,000.
The Company, SIC and another Schnitzer family company are also parties to a shared services agreement for the performance of various administrative services. During fiscal 2006, substantially all services performed by the Company under this agreement were eliminated. Under the shared services agreement, the Company billed SIC a total of $15,000 and $39,000 in the three and nine months ended May 31, 2007, respectively, and a total of $22,000 and $132,000, in the three and nine months ended May 31, 2006, respectively. Included in accounts receivable are amounts due from SIC of $11,000 and $21,000 as of May 31, 2007 and August 31, 2006, respectively. The Company also repays SIC for various reimbursable expenses. In the three and nine months ended May 31, 2007, the Company paid SIC a total of $32,000 and $191,000, respectively, and in the three and nine months ended May 31, 2006, the Company paid SIC a total of $23,000 and $163,000, respectively, for reimbursable expenses.
Note 9 — Stock Incentive Plan
Fiscal 2007 – 2009 Long-Term Incentive Awards
On November 27, 2006, the Company’s Compensation Committee approved performance-based awards under the Company’s 1993 Stock Incentive Plan (“the Plan”) and the entry by the Company into Long-Term Incentive Award Agreements evidencing the award of these performance shares. The Compensation Committee established a series of performance targets based on the Company’s average growth in earnings per share (weighted at 50%) and the Company’s average return on capital employed (weighted at 50%), for the three years of the performance period corresponding to award payouts ranging from threshold at 50% to maximum at 200% of the weighted portions of the target awards. For measuring earnings per share growth in fiscal 2007, the Compensation Committee set the fiscal 2006 diluted earnings per share amount lower than the actual amount,

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2007 AND 2006
reflecting the elimination of certain large nonrecurring items. A participant generally must be employed by the Company on the October 31 following the end of the performance period to receive an award payout, although adjusted awards will be paid if employment terminates earlier on account of death, disability, retirement, termination without cause after the first year of the performance period or a sale of the Company. Awards will be paid in Class A common stock as soon as practicable after October 31 following the end of the performance period. The Company recognized $501,000 and $1 million in compensation expense for the FY 07 – FY 09 Performance Awards in the third quarter and first nine months of fiscal 2007, respectively.
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
Deferred Stock Units
On January 31, 2007, the Compensation Committee granted DSUs to each of its non-employee directors. Each grant was equal to $87,500 ($131,250 for the Chairman of the Board) divided by the closing market price of the Class A common stock on January 31, 2007. The total number of DSUs granted on January 31, 2007 was 23,864 shares. The DSUs will become fully vested on the day before the 2008 annual meeting, subject to continued Board service. The Company recognized $230,000 and $306,000 in compensation expense for these DSUs in the third quarter and first nine months of fiscal 2007, respectively.
Note 10 – Employee Benefits
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

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2007 AND 2006
The components of net periodic pension benefit cost were (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2007	2006	2007	2006
Service cost	$—	$427	$—	$1,121
Interest cost	192	243	576	640
Expected return on plan assets	(231)	(302)	(693)	(795)
Amortization of past service cost	—	1	—	3
Recognized actuarial loss	38	74	114	194

Net periodic pension (benefit) cost	$(1)	$443	$(3)	$1,163

Due to the Company’s decision to freeze benefits, the Company did not make contributions to the plan during the nine months ended May 31, 2007 and does not expect to make contributions during the remainder of fiscal 2007. The need for future contributions will be evaluated periodically and will be determined by a number of factors, including market investment returns and interest rates.
Defined Contribution Plans
The Company has several defined contribution plans covering non-union employees. Company contributions to the defined contribution plans were $2 million and $4 million for the three and nine months ended May 31, 2007, respectively, and $440,000 and $2 million for the three and nine months ended May 31, 2006, respectively.
Multiemployer Pension Plans
In accordance with collective bargaining agreements, the Company contributes to multiemployer pension plans. Company contributions to the multiemployer plans were $1 million and $3 million for the three and nine months ended May 31, 2007, respectively, and $1 million and $2 million for the three and nine months ended May 31, 2006, respectively.
The Company is not the sponsor or administrator of these multiemployer plans. Contributions were determined in accordance with provisions of negotiated labor contracts. The Company has contingent liabilities for its share of the unfunded liabilities of each plan to which it contributes. The Company’s contingent liability for a plan would be triggered if it were to withdraw from that plan. The Company has no current intention of withdrawing from any of the plans. The Company is unable to determine its relative portion of, or estimate its future liability under, these plans.
Note 11 – Segment Information
The Company operates in three reportable segments: metals processing, recycling and trading (“Metals Recycling Business”), self-service and full-service used auto parts sales (“Auto Parts Business”) and mini-mill steel manufacturing (“Steel Manufacturing Business”). Corporate expense consists primarily of unallocated corporate expense for management and administrative services that benefit all three business segments. The Company does not allocate interest income and expense, income taxes, or other income and expenses related to corporate activity to its operating segments. Because of this unallocated expense, the operating income of each segment does not reflect the operating income the segment would have as a stand-alone business.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED     MAY 31, 2007 AND 2006
The Company’s total assets are as follows (in thousands):

	As of May 31, 2007	As of August 31, 2006 (1)
Metals Recycling Business	$860,644	$728,985
Auto Parts Business	231,607	231,617
Steel Manufacturing Business	288,071	243,652

Total segment assets	1,380,322	1,204,254
Corporate and Eliminations	(193,064)	(159,530)

Total assets	$1,187,258	$1,044,724

(1)
Consistent with changes in internal reporting, total assets by segment include reclassifications made during the first nine months of fiscal 2007 relative to certain intercompany balances and eliminations. Prior period balances have been reclassified for consistency. There was no change in total assets.

The tables below illustrate the Company’s operating results by segment for the three months ended May 31, 2007 and 2006 (in thousands):

	Metals	Auto	Steel
Three Months Ended	Recycling	Parts	Manufacturing
May 31, 2007	Business	Business	Business	Corporate	Eliminations	Total
Revenues	$586,990	$71,439	$112,464	$—	$(61,444)	$709,449
Depreciation and Amortization	5,784	1,953	2,421	262	—	10,420
Segment operating income (loss)	54,962	10,220	17,565	(10,699)	(2,278)	69,770
Other income (expense)	216	372	121	(2,369)	—	(1,660)
Income (loss) before income tax, minority interest and pre-acquisition interest	55,178	10,592	17,686	(13,068)	(2,278)	68,110

	Metals	Auto	Steel
Three Months Ended	Recycling	Parts	Manufacturing
May 31, 2006	Business	Business	Business	Corporate	Eliminations	Total
Revenues	$383,133	$58,237	$104,052	$—	$(39,849)	$505,573
Depreciation and Amortization	4,054	1,374	2,093	93	—	7,614
Segment operating income (loss)	33,441	7,767	21,051	(12,808)	(141)	49,310
Other income (expense)	1,507	278	(94)	(809)	—	882
Income (loss) before income tax, minority interest and pre-acquisition interest	34,948	8,045	20,957	(13,617)	(141)	50,192
The tables below illustrate the Company’s operating results by segment for the nine months ended May 31, 2007 and 2006 (in thousands):

	Metals	Auto	Steel
Nine Months Ended	Recycling	Parts	Manufacturing
May 31, 2007	Business	Business	Business	Corporate	Eliminations	Total
Revenues	$1,473,595	$192,032	$307,448	$—	$(149,329)	$1,823,746
Depreciation and Amortization	15,271	5,929	6,307	1,283	—	28,790
Segment operating income (loss)	119,561	19,022	44,834	(31,466)	(1,340)	150,611
Other income (expense)	1,113	1,163	(265)	(5,637)	—	(3,626)
Income (loss) before income tax, minority interest and pre-acquisition interest	120,674	20,185	44,569	(37,103)	(1,340)	146,985

	Metals	Auto	Steel
Nine Months Ended	Recycling	Parts	Manufacturing
May 31, 2006	Business	Business	Business	Corporate	Eliminations	Total
Revenues	$919,543	$154,141	$282,743	$—	$(106,341)	$1,250,086
Depreciation and Amortization	10,874	4,189	6,325	259	—	21,647
Segment operating income (loss)	66,040	19,139	53,367	(41,273)	1,144	98,417
Other income (expense)	2,000	1,331	(246)	53,183	—	56,268
Income (loss) before income tax, minority interest and pre-acquisition interest	68,040	20,470	53,121	11,910	1,144	154,685

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2007 AND 2006
Note 12 – Income Taxes
For interim financial reporting purposes, tax expense is based on the annual statutory tax rate, adjusted to give effect to anticipated permanent differences. The current fiscal year tax rates of 34.6% for the third quarter and 35.3% for the first nine months of fiscal 2007, were less than the comparable rates of 37.8% and 39.2% for the same periods in the prior year, mainly because the prior year’s rate was burdened with accruals of $11 million recorded in the first quarter and an additional $4 million in the third quarter of fiscal 2006 for estimated nondeductible penalties and profit disgorgement in connection with the estimated settlement of the SEC and DOJ investigations (see Note 5, “Environmental Liabilities and Other Contingencies”). In addition, the prior year tax rate was unusually high because it included an estimated tax rate of 38% for the non-recurring $55 million gain in the first quarter of fiscal 2006 arising from the HNC separation and termination (see “Note 4 — Business Combinations”) was higher than the tax rate applicable to the Company’s recurring income. The 35.3% current year tax rate comprises the 35.0% federal statutory rate, a 1.6% effective state rate and 0.7% for nondeductible officers’ compensation and other items, offset by a 2.0% benefit from the Section 199 manufacturing deduction and the Extraterritorial Income Exclusion benefit on export sales.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the results of operations and financial condition of Schnitzer Steel Industries, Inc. (the “Company”). The discussion should be read in conjunction with the Company’s 2006 Form 10-K and the Unaudited Condensed Consolidated Financial Statements and the related notes thereto included elsewhere in this Form 10-Q.
Forward-looking Statements
This Quarterly Report on Form 10-Q, including Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and including particularly the “Outlook” section, contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the Company’s outlook for the business and statements as to expected pricing, sales volume, operating margins and operating income. Such statements can generally be identified because they contain “expect,” “believe,” “anticipate,” “estimate” and other words that convey a similar meaning. One can also identify these statements as statements that do not relate strictly to historical or current facts. Examples of factors affecting the Company that could cause actual results to differ materially from current expectations are the following: volatile supply and demand conditions affecting prices and volumes in the markets for both the Company’s products and the raw materials it purchases; world economic conditions; world political conditions; changes in federal and state income tax laws; government regulations and environmental matters; impact of pending or new laws and regulations regarding imports and exports into the United States and other foreign countries; foreign currency fluctuations; competition; seasonality, including weather; energy supplies; freight rates; loss of key personnel; the inability to obtain sufficient quantities of scrap metal to support current orders; purchase price estimates made during acquisitions; business integration issues relating to acquisitions of businesses; new accounting pronouncements; availability of capital resources; credit worthiness of suppliers and customers; and business disruptions resulting from installation or replacement of major capital assets, as discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q. One should understand that it is not possible to predict or identify all factors that could cause actual results to differ from the Company’s forward-looking statements. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. The Company does not assume any obligation to update any forward-looking statement.
General
Founded in 1906 as a one-man scrap operation, the Company is currently one of the nation’s largest recyclers of ferrous and nonferrous metals, a leading recycler of used and salvaged vehicles and a manufacturer of finished steel products.
The Company provides an end of life cycle solution for a variety of products through its vertically integrated business, including processing auto bodies and other metal products, resale of used auto parts and manufacturing scrap metal into finished steel products. The Company operates in three reportable segments: the Metals Recycling Business, the Auto Parts Business and the Steel Manufacturing Business. The Metals Recycling Business buys, collects, processes, recycles, sells and trades recycled ferrous metals (containing iron) to foreign and domestic steel producers, including its Steel Manufacturing Business, and nonferrous metals (not containing iron) to both the domestic and export markets. The Auto Parts Business purchases used and salvaged vehicles and sells used parts from these vehicles through its 35 self-service and 17 full-service auto parts operations located in the United States and Canada. The remaining portions of the scrapped vehicles are sold to metals recyclers, including the Metals Recycling Business where geographically feasible. The Steel Manufacturing Business purchases recycled metal from the Metals Recycling Business and uses its mini-mill to

SCHNITZER STEEL INDUSTRIES, INC.
process the recycled metal into finished steel products. Corporate expense consists primarily of unallocated corporate expense for management and administrative services that benefit all three business segments. Because of this unallocated expense, the operating income of each segment does not reflect the operating income the segment would have as a stand-alone business.
Executive Overview of Quarterly Results
The Company generated consolidated revenues of $709 million for the third quarter of fiscal 2007, an increase of $204 million, or 40%, from $506 million in the third quarter of fiscal 2006. Net income for the third quarter of fiscal 2007 was $44 million, an increase of $14 million, or 45% compared to the prior year net income of $30 million. Diluted net income per share for the quarter was $1.47, a 50% increase over the third quarter of fiscal 2006. Net income in the third quarter of fiscal 2006 included a $4 million charge related to the SEC and Department of Justice investigations into past payment practices in Asia. The increase in revenues was generated from all segments, while the increase in operating income was driven primarily from the improved financial results in the Metals Recycling and Auto Parts Businesses.
Operating income for the Metals Recycling Business increased $22 million, or 64%, for the third quarter of fiscal 2007, compared to the same period last year. The increase in operating income was primarily attributable to increases in both ferrous and non-ferrous sales volumes, with ferrous sales volumes increasing 12% and nonferrous sales volumes increasing 18%, lower processing costs and higher ferrous and nonferrous selling prices. During the third quarter of fiscal 2007, export selling prices increased more rapidly than domestic prices for the purchase of raw materials. The increase in sales volume is principally due to strong export markets, the Company’s focus on increasing throughput at all of its processing facilities and acquisitions made during the second and third quarter of fiscal 2007.
Operating income for the Auto Parts Business increased $2 million, or 32%, for the third quarter of fiscal 2007 compared to the same period last year. The increase in operating income was due primarily to improved profitability at the full-service stores and higher core and scrap revenues as a result of higher ferrous and non-ferrous metals prices and volumes from the implementation of a strategy to increase car purchases in the self-service stores.
Operating income for the Steel Manufacturing Business decreased $3 million, or 17%, in the third quarter of fiscal 2007 compared to the same period last year. The decrease in operating income was primarily attributable to a 4% decrease from the recorded tonnage shipped last year, costs associated with the planned shut down of the larger rolling mill in the third quarter of fiscal 2007, increases in other raw material prices, which rose at a faster pace than the increase in average selling prices and increased conversion costs.
Business Combinations
Metals Recycling Business
In fiscal 2006, the Company completed the following acquisitions:
•
In September 2005, the Company and the Hugo Neu Corporation (“HNC”) and certain of their subsidiaries closed a transaction to separate and terminate their metals recycling joint venture relationships. As part of the separation and termination agreement, the Company received from HNC various joint venture interests, other businesses and a $37 million cash payment; while HNC received from the Company various other joint venture interests. A dispute exists between the Company and HNC over post-closing adjustments. The Company believes that it has adequately accrued for any disputed amounts.

•
In October 2005, the Company acquired substantially all of the assets and assumed certain liabilities of Regional Recycling LLC (“Regional”), a metals recycling business with nine facilities in Georgia and Alabama. The purchase price of $69 million was paid in cash.

SCHNITZER STEEL INDUSTRIES, INC.
•
In March 2006, the Company purchased the remaining 40% minority interest in Metals Recycling LLC, its Rhode Island metals recycling subsidiary, and assumed certain liabilities. The purchase price of $25 million was paid in cash.

In fiscal 2007, the Company completed the following acquisitions:
•
In December 2006, the Company continued its growth strategy by completing the acquisition of a metals recycling business that provides additional sources of scrap metals for the mega-shredder in Everett, Massachusetts. The acquisition was not material to the Company’s financial position or results of operations.

•
In May 2007, the Company completed two acquisitions of metals recycling businesses that provide scrap metal to the Everett, Massachusetts and Tacoma, Washington facilities. Neither acquisition was material to the Company’s financial position or results of operations.

Auto Parts Business
In September 2005, the Company acquired GreenLeaf Auto Recyclers, LLC (“GreenLeaf”) and five store properties previously leased by GreenLeaf and assumed certain GreenLeaf liabilities. The purchase price of $45 million was paid in cash. GreenLeaf is a full-service supplier of recycled auto parts, primarily to commercial customers. This acquisition expanded the Auto Parts Business’ national footprint, providing growth potential in both the self-service and full-service markets. The acquired locations are in Arizona, Florida, Georgia, Illinois, Massachusetts, Michigan, Nevada, North Carolina, Ohio, Virginia and Texas. Four of these locations have been converted to self-service stores, one has combined operations and two have been closed.

SCHNITZER STEEL INDUSTRIES, INC.
Results of Operations

	For the Three Months Ended			For the Nine Months Ended
	May 31,			May 31,
	($ in thousands)
	2007	2006	% Change	2007	2006	% Change
Revenues:
Metals Recycling Business	$586,990	$383,133	53%	$1,473,595	$919,543	60%
Auto Parts Business	71,439	58,237	23%	192,032	154,141	25%
Steel Manufacturing Business	112,464	104,052	8%	307,448	282,743	9%
Intercompany revenue eliminations	(61,444)	(39,849)	54%	(149,329)	(106,341)	40%

Total revenues	709,449	505,573	40%	1,823,746	1,250,086	46%

Cost of Goods Sold:
Metals Recycling Business	512,620	337,445	52%	1,303,150	821,758	59%
Auto Parts Business	47,092	38,000	24%	130,858	100,947	30%
Steel Manufacturing Business	93,190	81,731	14%	258,043	225,952	14%
Intercompany cost of goods eliminations	(59,166)	(39,708)	49%	(147,991)	(107,485)	38%

Total Cost of Goods Sold	593,736	417,468	42%	1,544,060	1,041,172	48%

Selling, General and Administrative Expense:
Metals Recycling Business	20,678	12,819	61%	54,622	34,455	59%
Auto Parts Business	14,127	12,470	13%	42,152	34,055	24%
Steel Manufacturing Business	1,709	1,270	35%	4,571	3,424	33%
Corporate	10,699	12,808	(16%)	31,468	41,273	(24%)

Total SG&A Expense	47,213	39,367	20%	132,813	113,207	17%

(Income) from joint ventures
Metals Recycling Business	(1,270)	(572)	122%	(3,738)	(2,710)	38%

Operating Income:
Metals Recycling Business	54,962	33,441	64%	119,561	66,040	81%
Auto Parts Business	10,220	7,767	32%	19,022	19,139	(1%)
Steel Manufacturing Business	17,565	21,051	(17%)	44,834	53,367	(16%)

Total segment operating income	82,747	62,259	33%	183,417	138,546	32%
Corporate expense	(10,699)	(12,808)	(16%)	(31,466)	(41,273)	(24%)
Intercompany profit elimination	(2,278)	(141)	1516%	(1,340)	1,144	(217%)

Total operating income	$69,770	$49,310	41%	$150,611	$98,417	53%

Revenues
Consolidated revenues for the quarter ended May 31, 2007 increased $204 million, or 40%, to $709 million from $506 million in the third quarter of fiscal 2006 and increased $574 million, or 46%, to $1.8 billion from $1.3 billion in the first nine months of fiscal 2006. Revenues in the third quarter and first nine months of fiscal 2007 increased for all Company business segments. The increase was primarily a result of higher volumes due to the Company’s focus on increasing throughput and acquisitions, as well as increases in the market price of scrap and steel.
Cost of Goods Sold
Consolidated cost of goods sold increased $176 million, or 42%, to $594 million for the quarter ended May 31, 2007, and increased $503 million, or 48%, to $1.5 billion for the nine months ended May 31, 2007, compared to the same periods last year. Cost of goods sold in the third quarter and first nine months of fiscal 2007 increased for all business segments. As a percentage of revenues, cost of goods sold remained relatively flat for the third quarter and first nine months of fiscal 2007 compared to the same periods last year.

SCHNITZER STEEL INDUSTRIES, INC.
Selling, General and Administrative Expense
SG&A expense increased $8 million, or 20%, to $47 million for the third quarter of fiscal 2007 and increased $20 million for the first nine months of fiscal 2007, or 17%, to $133 million compared to the same periods last year. The $8 million increase over the third quarter of last year was due to higher SG&A expense incurred at each of the operating segments, totaling $10 million combined, which was partially offset by a $2 million decrease at Corporate. These increases were the result of higher compensation expense due to increased headcount, higher allocated information technology costs due to the implementation and maintenance of an enterprise resource planning (“ERP”) software application including related hardware upgrades and support and acquisitions. The increase over the first nine months of last year was due to increases incurred at each of the operating segments, totaling $29 million combined, which were offset in part by a $10 million decrease at Corporate. The total increase at the operating segments was due primarily to higher allocated ERP costs, the costs of which were allocated across the business segments and acquisitions. The net decrease at Corporate over the first nine months of the prior year was due primarily to the $15 million charge in the first nine months of fiscal 2006 associated with the establishment of a reserve related to the penalties that the Company estimated would be imposed by the United States Department of Justice (“DOJ”) and the United States Securities and Exchange Commission (“SEC”) in connection with the investigation into the Company’s past payment practices in Asia discussed in “Item 1 – Financial Statements (unaudited) — Notes to Condensed Consolidated Financial Statements, Note 5 – Environmental Liabilities and Other Contingencies.” The net decrease at Corporate for the first nine months of fiscal 2007 was offset in part by $5 million of higher other SG&A costs compared to the same period last year due to higher compensation costs resulting from increased headcount and stock-based compensation expense, outside labor and additional information technology costs as described above.
Interest Expense
Interest expense increased by $2 million, or 177%, to $3 million for the third quarter of fiscal 2007 and increased by $4 million, or 234%, to $6 million for the first nine months of fiscal 2007 compared with the same periods last year. The increases for the third quarter of fiscal 2007 and the first nine months of fiscal 2007 resulted from higher average interest rates and the Company carrying higher average debt balances during these periods in order to finance acquisitions and capital expenditures. For more information about the Company’s outstanding debt balances, see “Item 1 – Financial Statements (unaudited) — Notes to Condensed Consolidated Financial Statements, Note 7 – Long Term Debt.”
Other Income, Net
Other income was $1 million and $3 million for the three and nine months ended May 31, 2007, respectively, and was $2 million and $58 million of income for the three and nine months ended May 31, 2006, respectively. During the first quarter of fiscal 2006, the Company recorded a pre-tax gain of $55 million that arose from the HNC separation and termination agreement. Based on the valuation of the assets and liabilities acquired and assumed, the Company recorded a gain for the difference between the excess values of businesses acquired over the carrying value of the businesses sold. For a more detailed discussion of the HNC joint venture separation and termination agreement, see “Item 1 – Financial Statements (unaudited) — Notes to Condensed Consolidated Financial Statements, Note 4 – Business Combinations.”
Income Tax Expense
The current fiscal year tax rates of 34.6% for the third quarter and 35.3% for the first nine months were less than the comparable rates of 37.8% and 39.2% for the prior year mainly because last year’s rate was burdened with accruals of $11 million in first quarter and another $4 in the third quarter for estimated nondeductible penalties and profit disgorgement to be incurred in connection with the SEC and DOJ investigations (see Note 5, “Environmental Liabilities and Other Contingencies”). Last year’s tax rate was also higher than normal because it included an estimate of 38% for the tax rate applicable to the non-recurring $55 million gain in the first quarter of fiscal 2006 arising from the HNC separation and termination (see “Note 4 — Business Combinations”) which was higher than the tax rate applicable to the Company’s recurring income. The 35.3%

SCHNITZER STEEL INDUSTRIES, INC.
current year tax rate comprises the 35.0% federal statutory rate, a 1.6% effective state rate and 0.7% for nondeductible officers’ compensation and other items, offset by a 2.0% benefit from the Section 199 manufacturing deduction and the Extraterritorial Income Exclusion benefit on export sales. Management does not expect the tax rate to change materially for the balance of the fiscal year.
Metals Recycling Business

	For the Three Months Ended			For the Nine Months Ended
	May 31,			May 31,
			%			%
(in thousands, except for prices)	2007	2006	change	2007	2006	change
Ferrous Revenues:
Processing	$344,959	$207,369	66%	$883,981	$542,486	63%
Trading	124,578	89,600	39%	296,505	201,599	47%
Nonferrous revenues	114,687	84,603	36%	284,612	170,432	67%
Other	2,766	1,561	77%	8,497	5,026	69%

Total revenues	586,990	383,133	53%	1,473,595	919,543	60%

Cost of goods sold	512,620	337,445	52%	1,303,150	821,758	59%
Selling, general and administrative expense	20,678	12,819	61%	54,622	34,455	59%
(Income) from joint ventures	(1,270)	(572)	122%	(3,738)	(2,710)	38%

Segment operating income	$54,962	$33,441	64%	$119,561	$66,040	81%

Average Ferrous Recycled Metal Sales Prices ($/LT) (1)
Domestic	$293	$215	36%	$251	$209	20%
Export	$295	$206	43%	$254	$201	26%
Average for all processing	$294	$210	40%	$253	$204	24%
Trading	$308	$222	39%	$274	$211	30%

Ferrous Processing Sales Volume (LT, in thousands)

Steel Manufacturing Business	185	175	6%	528	477	11%
Other Domestic	200	176	14%	530	393	35%

Total Domestic	385	351	10%	1,058	870	22%
Export	643	535	20%	1,981	1,477	34%

Total processed ferrous	1,028	886	16%	3,039	2,347	29%
Ferrous Trading Sales Volumes (LT, in thousands)	362	351	3%	959	812	18%

Total Ferrous Sales Volume (LT, in thousands)	1,390	1,237	12%	3,998	3,159	27%

Average Nonferrous Sales Price ($/pound)	$1.05	$0.92	15%	$1.01	$0.79	29%
Nonferrous Sales Volumes (pounds, in thousands)	108,149	91,610	18%	278,017	213,445	30%

Outbound freight included in revenues	$56,950	$33,926	68%	$151,615	$96,018	58%

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer. LT refers to long ton which is 2,240 pounds.
Revenues
The Metals Recycling Business generated revenues of $587 million for the quarter ended May 31, 2007, before intercompany eliminations, an increase of $204 million, or 53%, over the same period of the prior year, and generated revenues of $1.5 billion for the nine months ended May 31, 2007, before intercompany eliminations, an increase of $554 million, or 60%, over the same period of the prior year. The increases over the third quarter and first nine months of the prior year were primarily attributable to increased sales volumes as a result of the Company’s focus on increasing throughput at its processing facilities, prevailing market conditions whereby scrap metal demand is higher than supply, resulting in higher average net selling prices and higher sales volumes, and acquisitions that occurred in fiscal 2007. Outbound freight costs, which are included in gross sales prices and revenues, increased by 68% to $57 million for the third quarter of fiscal 2007 and increased by 58% to $152 million for the first nine months of fiscal 2007 compared to the same periods last year, primarily due to increased volumes and higher ocean freight rates.

SCHNITZER STEEL INDUSTRIES, INC.
Ferrous revenues increased $173 million, or 58%, to $470 million during the quarter ended May 31, 2007 and increased $436 million, or 59%, to $1.2 billion during the nine months ended May 31, 2007, compared to the same periods last year. The increase in ferrous revenues was driven by both higher average net sales prices and increased volumes. The average ferrous sales price increased $84 per long ton, or 40% for processed ferrous and $86 per ton, or 39% for trading ferrous for the third quarter of fiscal 2007, and increased $49 per long ton, or 24% for processed ferrous and $63 per ton, or 30% for trading ferrous for the nine month period ended May 31, 2007, compared to the same periods in the prior year.
Ferrous processing export sales volumes increased by 108,000 tons, or 20%, to 643,000 tons in the third quarter of fiscal 2007 and increased by 504,000 tons, or 34%, to two million tons in the first nine months of fiscal 2007 compared to the same periods in the prior year. The increase in the third quarter and first nine months of fiscal 2007 compared to the same periods last year is primarily a result of the Company’s strategy to increase volumes and maximize throughput, which is being accomplished through acquisitions of metals recyclers and increased purchases of ferrous materials. Ferrous trading sales volumes increased by 11,000 tons, or 3%, to 362,000 tons in the third quarter of fiscal 2007 and increased by 147,000 tons, or 18%, to 959,000 tons in the first nine months of fiscal 2007 compared to the same periods last year. Other domestic sales volume increased 14% to 200,000 tons in the third quarter of this year, and increased 35% to 530,000 tons in the first nine months of fiscal 2007; both increases are primarily a result of the Regional acquisition during fiscal 2006.
Nonferrous revenues increased $30 million, or 36%, to $115 million during the quarter ended May 31, 2007 and increased $114 million, or 67% to $285 million over the nine months ended May 31, 2007, compared to the same periods last year. The increase in nonferrous revenues was driven by both higher average net sales prices and increased volumes. The average net sales price increased $0.13, or 15%, to $1.05 per pound and $0.23, or 29%, to $1.01 per pound for the quarter and nine months ended May 31, 2007. The increase in sales price per pound was due to additional value of the nonferrous product mix as a result of the Regional acquisition and increased Asian demand for nonferrous metals. Nonferrous pounds shipped increased 17 million pounds, or 18%, to over 108 million pounds and 65 million pounds, or 30%, to nearly 278 million pounds for the quarter and nine months ended May 31, 2007, respectively, compared to the same periods last year. The increase in pounds shipped was primarily due to the improved recovery of nonferrous materials processed through the Company’s new mega-shredders and state of the art back-end sorting systems, the higher overall volumes being processed at the Company’s facilities and acquired businesses. Certain nonferrous metals are a byproduct of the shredding process, and quantities available for shipment are affected by the volume of materials processed in the Company’s shredders.
Cost of Goods Sold
Cost of goods sold for the Metals Recycling Business increased $175 million, or 52%, to $513 million for the third quarter of fiscal 2007 and increased $481 million, or 59%, to $1.3 billion for the first nine months of fiscal 2007 compared to the same periods last year. The increase in cost of goods sold for the third quarter and first nine months of fiscal 2007 was primarily attributable to the higher cost of raw materials, which increased $55 per ton, or 32% and $43 per ton, or 28%, respectively, over the same periods in the prior year. In addition, cost of goods sold increased due to higher processing volumes, which increased by 16% and 29%, for the third quarter and first nine months of fiscal 2007, respectively, over the same periods in the prior year. As a percentage of revenues, cost of goods sold remained relatively flat for the third quarter and first nine months of fiscal 2007 compared to the same periods last year.
Selling, General and Administrative Expense
SG&A expense for the Metals Recycling Business increased $8 million, or 61%, to $21 million for the third quarter of fiscal 2007 and increased $20 million, or 59%, to $55 million for the first nine months of fiscal 2007 compared to the same periods in the prior year. The increase in SG&A expenses was primarily due to higher compensation costs, increased commission expense, higher allocated ERP costs and the acquisitions that took place in the second and third quarters of fiscal 2007.

SCHNITZER STEEL INDUSTRIES, INC.
Auto Parts Business

	For the Three Months Ended			For the Nine Months Ended
	May 31,			May 31,
			%			%
	2007	2006	change	2007	2006	change
Revenues	$71,439	$58,237	23%	$192,032	$154,141	25%
Cost of goods sold	47,092	38,000	24%	130,858	100,947	30%
Selling, general and administrative expense	14,127	12,470	13%	42,152	34,055	24%

Segment operating income	$10,220	$7,767	32%	$19,022	$19,139	(1%)

	As of May 31,
	2007	2006
Self-Service Locations	30	30
Conversion Stores	5	2

Total Self-Service Locations	35	32
Full-Service Locations	17	18

Total Self-Service and Full-Service Locations	52	50

Revenues
The Auto Parts Business generated revenues of $71 million for the quarter ended May 31, 2007, before intercompany eliminations, an increase of $13 million, or 23%, over the same period last year, driven by the implementation of a strategy to process more cars, increased sales of scrapped vehicles and cores and due to higher average sales prices. In addition, full-service revenue increased $5 million due to higher parts sales across several product types. Revenues increased $38 million, or 25%, to $192 million for the first nine months of fiscal 2007 compared to the same period last year due to higher average sales prices of scrapped vehicles and cores, higher sales volumes and as a result of a full nine months of revenues from GreenLeaf, which was acquired during the first quarter of fiscal 2006. During the first nine months of fiscal 2007, the Auto Parts Business also benefited from the improved revenue contribution of the five stores converted from full-service to self-service compared to the same period last year.
Cost of Goods Sold
Cost of goods sold for the Auto Parts Business increased $9 million, or 24%, to $47 million for the third quarter of fiscal 2007 and increased $30 million, or 30%, to $131 million for the first nine months of fiscal 2007 compared to the same periods last year. As a percentage of revenues, cost of goods sold was 66% and 68% for the third quarter and first nine months of fiscal 2007 compared to 65% for the same periods last year. The slightly higher cost of goods sold as a percentage of revenues for the third quarter and first nine months of fiscal 2007 was due to higher purchased vehicle costs at the Company’s self-service stores driven by increased demand and competition for unprocessed metals.

SCHNITZER STEEL INDUSTRIES, INC.
Selling, General and Administrative Expense
SG&A expense for the Auto Parts Business increased by $2 million, or 13%, to $14 million for the third quarter of fiscal 2007 and increased $8 million for the first nine months of fiscal 2007, or 24% to $42 million compared to the same period last year. The increase in SG&A expenses was attributable to higher allocated ERP costs and higher compensation expenses due to increased headcount.
Steel Manufacturing Business

	For the Three Months Ended			For the Nine Months Ended
	May 31,			May 31,
			%			%
	2007	2006	change	2007	2006	change
Revenues	$112,464	$104,052	8%	$307,448	$282,743	9%
Cost of goods sold	93,190	81,731	14%	258,043	225,952	14%
Selling, general and administrative expense	1,709	1,270	35%	4,571	3,424	33%

Segment operating income	$17,565	$21,051	(17%)	$44,834	$53,367	(16%)

Average Sales Price ($/ton) (1)	$596	$523	14%	$560	$521	7%
Finished Steel Products Sold (tons, in thousands)	182	190	(4%)	529	521	2%

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.
Revenues
The Steel Manufacturing Business generated revenues of $112 million for the quarter ended May 31, 2007, before intercompany eliminations, an increase of $8 million, or 8%, over the same period of the prior year, and generated revenues of $307 million for the nine months ended May 31, 2007, before intercompany eliminations, an increase of $25 million, or 9%, over the same period last year. The increases over the third quarter and first nine months of the prior year were the result of higher sales prices for finished steel products, due in part to increased demand and an improved product mix. Sales volumes decreased 4% to 182,000 tons in the third fiscal quarter of 2007 and increased slightly by 2% to 529,000 tons in the first nine months of fiscal 2007 compared to the same periods last year. The decrease was partially due to the planned shut down of the larger rolling mill for a duration of five weeks in the third quarter of fiscal 2007, in order to upgrade the reheat furnace. Average sales prices increased $73 per ton, or 14%, to $596 per ton in the third quarter of fiscal 2007 compared to the same period last year and resulted in increased revenues of $13 million. The average net selling price increased $39 per ton, or 7%, to $560 per ton in the first nine months of fiscal 2007 compared to the same period last year and resulted in increased revenues of $21 million.
Cost of Goods Sold
Cost of goods sold for the Steel Manufacturing Business increased $11 million, or 14%, to $93 million for the third quarter of fiscal 2007 and increased $32 million, or 14%, to $258 million for the first nine months of fiscal 2007 compared to the same periods last year. As a percentage of revenues, cost of goods sold was 83% and 79% for the third quarter of fiscal 2007 and fiscal 2006, respectively, with the increase due primarily to a 37% increase in the cost of scrap metal, which outpaced the 14% increase in average sales prices per ton and also increased in part due to the planned five week shut down of the larger rolling mill, compared to the same period last year. As a percentage of revenues, cost of goods sold was 84% and 80% for the first nine months of fiscal 2007 and fiscal 2006, respectively, with the increase due primarily to a 22% increase in the cost of scrap metal, which outpaced the 7% increase in average sales prices per ton for the same period. The Steel Manufacturing Business acquired all of its scrap metal requirements at market prices from the Metals Recycling Business.

SCHNITZER STEEL INDUSTRIES, INC.
Selling, General and Administrative Expense
SG&A expense for the Steel Manufacturing Business increased $439,000, or 35% for the third quarter of fiscal 2007 and increased $1 million for the first nine months of fiscal 2007, or 33% compared to the same periods in the prior year. These increases were primarily the result of higher allocated ERP costs.
Liquidity and Capital Resources
The Company relies on cash provided by operating activities as a primary source of liquidity, supplemented by current cash resources and existing credit facilities.
Sources and Uses of Cash
At May 31, 2007, the Company had cash of $14 million, compared to $25 million at August 31, 2006. Cash balances are intended to be used for working capital and capital expenditures.
Sources of cash for the first nine months of fiscal 2007 included $77 million provided by operations, $71 million provided by net borrowings and $8 million provided by the release of restricted cash due to the settlement of the SEC and DOJ investigations.
Cash provided by operations included net income of $93 million and an increase in accounts payable of $18 million due to the timing of payments. These sources of cash were partially offset by a $51 million increase in accounts receivable due to the high volume of shipments made toward the end of the quarter, a $20 million increase in inventories due to increases in quantities purchased and the $15 million payment for the SEC/DOJ settlement.
Other uses of cash for the first nine months of fiscal 2007 included $56 million in share repurchases, $65 million in capital expenditures to upgrade the Company’s equipment and infrastructure and $44 million in acquisitions completed in the first nine months of fiscal 2007.
Credit Facilities
The Company has short-term borrowings consisting of an unsecured credit line, which was increased on March 1, 2007, by $5 million to $20 million. Interest on outstanding indebtedness under the unsecured line of credit is set by the bank at the time of borrowing. The credit available under this agreement is uncommitted; the Company had $6 million of borrowings outstanding as of May 31, 2007. There were no amounts outstanding under the agreement as of August 31, 2006.
In November 2005, the Company entered into an amended and restated unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The agreement provides for a five-year, $400 million revolving credit facility loan maturing in November 2010. Interest on outstanding indebtedness under the restated agreement is based, at the Company’s option, on either the London Interbank Offered Rate (“LIBOR”) plus a spread of between 0.625% and 1.25%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. The agreement also specifies that annual commitment fees are payable on the unused portion of the credit facility at rates between 0.15% and 0.25% based on a pricing grid tied to the Company’s leverage ratio. As of May 31, 2007 and August 31, 2006, the Company had borrowings outstanding under the credit facility of $160 million and $95 million, respectively. Additionally, as of May 31, 2007, the Company had $8 million of long-term bonded indebtedness due in January 2021.
Both credit agreements contain various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of May 31, 2007, the Company was in compliance with all such covenants, representations and warranties.

SCHNITZER STEEL INDUSTRIES, INC.
In July 2007, the Company amended the agreement, pending Board of Directors approval. The facility, as amended, provides for an increase from $400 million to $450 million, is for a term of five years and has a maturity date of June 2012. . Under the amendment, the LIBOR pricing grid was reduced by 0.125% at lower levels of leverage and by 0.25% at higher levels of leverage, and the annual commitment fee was reduced by 0.05% at all levels of permissible leverage. The Company’s current level of indebtedness places it at the lowest end of both pricing grids. In addition, the covenant related to the maximum permissible leverage was modified to increase the permissible maximum leverage during the term of the loan and the restrictions on repurchases of the Company’s common stock were eliminated, contingent on the Company meeting certain minimum requirements related to the ratio of outstanding indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA).
Capital Expenditures
Capital expenditures during the first nine months of fiscal 2007 were $65 million, compared to $62 million for the same period last year. During the first nine months of fiscal 2007, the Company continued its investment in infrastructure improvement projects, including work on the installation of a new mega-shredder at its Portland, Oregon export facility, general improvements at a number of its metals recycling facilities and work on a new reheat furnace and billet craneway at its steel manufacturing facility designed to improve efficiency and increase capacity. The Company plans to invest $20 million to $30 million in capital improvement projects for the remainder of the fiscal year. Additionally, the Company continues to explore other capital projects and acquisitions that are expected to provide productivity improvements and add shareholder value.
Future Liquidity and Commitments
The Company makes contributions to a defined benefit pension plan, several defined contribution pension plans and several multiemployer pension plans. Contributions vary depending on the plan and are based upon plan provisions, actuarial valuations and negotiated labor agreements.
At August 31, 2006, the Company had 1.7 million shares of Class A common stock authorized for repurchase under then existing authorizations. In October 2006, the Company’s Board of Directors amended its share repurchase program to increase the number of shares of Class A common stock authorized for repurchase by 3.0 million, to 4.7 million. As of May 31, 2007, the Company had repurchased 1.5 million shares, and under the authority granted by its Board of Directors, the Company may repurchase an additional 3.2 million shares.
Accrued environmental liabilities as of May 31, 2007 were $44 million, compared to $41 million as of August 31, 2006. The increase was due to three acquisitions made during the first nine months of fiscal 2007, offset in part by spending charged against the environmental reserve during the first nine months of the same period. The Company expects to pay $5 million over the next twelve months related to previously accrued remediation projects. These future cash outlays are anticipated to be within the amounts established as environmental liabilities.
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

SCHNITZER STEEL INDUSTRIES, INC.
Contractual Obligations
Total debt as reported in the contractual obligations table in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006, has increased $72 million, to $175 million as of May 31, 2007, due to additional borrowings under the Company’s credit agreements as described above under Liquidity and Capital Resources.
As of May 31, 2007, there were no material changes outside of the ordinary course of business to the amounts disclosed in the contractual obligations table in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006.
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on the Company’s unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Company’s Board of Directors. Actual results may differ from these estimates under different assumptions or conditions. The Company has updated the disclosures related to the following critical accounting policies since its Annual Report on Form 10-K for the year ended August 31, 2006. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.
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
The accounting process utilized by the Company to record unprocessed metal and used and salvage vehicle inventory quantities relies on significant estimates. With respect to unprocessed metals inventory, the Company relies on perpetual inventory records that utilize estimated recoveries and yields that are based on historical trends and periodic tests for certain unprocessed metal commodities. Over time, these estimates are reasonably good indicators of what is ultimately produced; however, actual recoveries and yields can vary depending on product quality, moisture content and source of the unprocessed metals. If ultimate recoveries and yields are significantly different than estimated, the value of the Company’s inventory could be materially overstated or understated. To assist in validating the reasonableness of these estimates, the Company not only runs periodic tests, but also performs monthly physical inventory estimates. However, due to variations in product density, holding period and production processes utilized to manufacture the product, physical inventories will not necessarily detect significant variances and will seldom detect smaller variations. To mitigate this risk, the

SCHNITZER STEEL INDUSTRIES, INC.
Company adjusts the value of its ferrous physical inventories when the volume of a commodity is low and a physical inventory count can more accurately predict the remaining volume. In addition, the Company establishes inventory reserves based upon historical experience of adjustments to further mitigate the risk of significant adjustments when determined reasonable. Currently the reserve is established at 0.5% of ferrous inventory. An increase in the reserve of 0.5% would reduce the value of inventory by less than $1 million. The Company does not maintain a reserve for non-ferrous inventory, as quantities on hand by yard are typically low enough that amounts can be accurately determined. In addition, the Company performs a lower of cost or market analysis at least quarterly to ensure that inventory is appropriately valued.
Environmental Costs
The Company operates in industries that inherently possess environmental risks. To manage these risks, the Company employs both its own environmental staff and outside consultants. These consultants and environmental staff meet regularly to review the status of environmental sites. The Company estimates future costs for known environmental remediation requirements and accrues for them on an undiscounted basis when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The regulatory and government management of these projects is complex, which is one of the primary factors that make it difficult to assess the cost of potential and future remediation of potential sites. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the financial statements. If further developments or resolution of an environmental matter results in facts and circumstances that are significantly different than the assumptions used to develop these reserves, the accrual for environmental remediation could be materially understated or overstated. Adjustments to these liabilities are made when additional information becomes available that affects the estimated costs to remediate. In a number of cases, it is possible that the Company may receive reimbursement through insurance or from other potentially responsible parties identified in a claim. In these situations, recoveries of environmental remediation costs from other parties are recorded as an asset when realization of the claim for recovery is deemed probable and reasonably estimable.
Deferred Taxes
Deferred taxes reflect the fiscal year-end differences between the financial reporting and tax bases of assets and liabilities, based on enacted tax laws and statutory tax rates. Tax credits are recognized as a reduction of income tax expense in the year the credit arises. A valuation allowance is established when necessary to reduce deferred tax assets, including tax credits and net operating loss carryforwards, to the extent the assets are more likely than not to be unrealized. Periodically, the Company reviews its deferred tax assets to assess whether a valuation allowance is necessary. Although realization is not assured, management believes it is more likely than not that the Company’s deferred tax assets will be realized. If the ultimate realization of the Company’s deferred tax assets is significantly different than the Company’s expectations, the value of the Company’s deferred tax assets could be materially overstated.
Pension Plans
The Company sponsors a defined benefit pension plan for certain of its non-union employees. Pension plans are a significant cost of doing business, and the related obligations are expected to be settled far in the future. Accounting for defined benefit pension plans results in the current recognition of liabilities and net periodic pension cost over employees’ expected service periods based on the terms of the plans and the impact of the Company’s investment and funding decisions. The measurement of pension obligations and recognition of liabilities and costs require significant assumptions. Two critical assumptions, the discount rate and the expected long-term rate of return on the assets of the plan, may have an impact on the Company’s financial condition and results of operations. Actual results will often differ from assumptions relating to long-term rates of return for equities and fixed income securities because of economic and other factors. The discount rate assumption is 5.9%. A 0.5% increase (or decrease) in the discount rate would reduce (or increase) the net pension liability by $1 million as of August 31, 2006. Accumulated other comprehensive income would be reduced (or increased) by the same amount adjusted for taxes. Net periodic cost for the fiscal year ending

SCHNITZER STEEL INDUSTRIES, INC.
August 31, 2007 would be reduced (or increased) by $140,000. The weighted average expected return on assets assumption is 7.0%. The expected return on assets is a long-term assumption whose accuracy can only be measured over a long period based on past experience. A 0.5% increase (or decrease) in this assumption would reduce (or increase) net periodic pension cost by $66,000 but would have no balance sheet impact.
Recent Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). It prescribes a recognition threshold and measurement attribute for financial statement recognition and disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt FIN 48 in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of the interpretation and has not yet determined the impact of adoption on the Company’s consolidated financial statements.
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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires employers to fully recognize the funded status of single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements and to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic costs. The requirement of SFAS 158 to recognize the funded status of a benefit plan and the disclosure requirements will be effective as of the end of the fiscal year ending August 31, 2007. Based on the defined benefit pension plan obligations of the Company as of August 31, 2006, the adoption of SFAS 158 would increase total assets by $1 million, increase total liabilities by $3 million and reduce total shareholders’ equity by $2 million. The adoption of SFAS 158 will not materially affect the results of the Company’s operations. As a result of the June 2006 curtailment of the defined benefit plan, the Company does not expect the impact to be significantly different than the estimate based on August 31, 2006 balances.
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
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. The Company will adopt SAB

SCHNITZER STEEL INDUSTRIES, INC.
108 in its annual financial statements for the year ending August 31, 2007. The Company has performed a preliminary assessment on the impact of applying SAB 108 for evaluating misstatements on its previously issued financial statements and does not expect the impact of adoption to be material.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
The Company’s international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, foreign exchange rate volatility and other regulations and restrictions. Accordingly, future results could be materially and adversely affected by changes in these or other factors. The Company is also exposed to foreign exchange rate fluctuations as the balance sheets and income statements of its foreign subsidiaries are translated into United States dollars during the consolidation process. Because exchange rates vary, these results, when translated, may vary from expectations and adversely affect overall expected profitability. The Company enters into sales contracts denominated in foreign currencies; therefore, its financial results are subject to the variability that arises from exchange rate movements. To mitigate foreign currency exchange risk, the Company uses foreign currency forward contracts related to cash receipts from sales denominated in euros. The Company does not enter into foreign currency contracts for trading purposes. These contracts generally mature within three months and entitle the Company, upon its delivering euros, to receive U.S. dollars at the stipulated rates during the contract periods. The fair value of these contracts at May 31, 2007 and August 31, 2006 was estimated based on quoted market prices as of those dates. The mark-to-market adjustments on these contracts resulted in a derivative liability of $174,000 and $12,000 as of May 31, 2007 and August 31, 2006, respectively. The related mark-to-market expense is recorded as part of other income (expense) for the Metals Recycling Business.
For purposes of specific risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 5% weakening of the U.S. dollar compared with euros at May 31, 2007, the fair value of foreign currency forward contracts would decrease by less than $1 million and the Company’s related derivative liability would increase by the same amount. It is important to note that the increase in the derivative liability indicated in this sensitivity analysis would be somewhat offset by changes in the fair value of the underlying receivables.
Other Risks
The Company has considered its market risk conditions, including interest rate risk, commodity price risk and other relevant market risks, as they relate to the consolidated assets and liabilities as of May 31, 2007 and does not believe that there is a risk of material fluctuations as a result of changes in these factors.

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

SCHNITZER STEEL INDUSTRIES, INC.
PART II
ITEM 1. LEGAL PROCEEDINGS
On October 16, 2006, the Company finalized settlements with the United States Department of Justice and the United States Securities and Exchange Commission resolving the investigation of the Company’s past practice of making improper payments to the purchasing managers of nearly all of the Company’s customers in Asia in connection with export sales of recycled ferrous metal. See also “Item 1 – Financial Statements (unaudited) – Notes to Condensed Consolidated Financial Statements, Note 5 – Environmental Liabilities and Other Contingencies.” Except as described above under “Item 1 – Financial Statements (unaudited) – Notes to Condensed Consolidated Financial Statements, Note 5 – Environmental Liabilities and Other Contingencies,” the Company is not a party to any material pending legal proceedings.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None
(b) None
(c) None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) None
(b) None
(c) None
ITEM 5. OTHER INFORMATION
None

SCHNITZER STEEL INDUSTRIES, INC.
ITEM 6. EXHIBITS
10.1
Letter Agreement, dated March 2, 2007, between the Registrant and Richard D. Peach, regarding Mr. Peach’s position as Deputy Chief Financial Officer (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 22, 2007).

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

SCHNITZER STEEL INDUSTRIES, INC. (Registrant)
Date: July 9, 2007	By:	/s/ John D. Carter
John D. Carter
Chief Executive Officer

Date: July 9, 2007	By:	/s/ Gregory J. Witherspoon
Gregory J. Witherspoon
Chief Financial Officer