Form 10-K
period 2007-08-31
SCHNITZER STEEL INDUSTRIES INC
filed 2007-10-29
CIK 912603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission File Number 0-22496

SCHNITZER STEEL INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

OREGON	93-0341923

(State of Incorporation)	(I.R.S. Employer Identification No.)

3200 N.W. Yeon Ave.,
Portland, OR	97210

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (503) 224-9900

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $1 par value	The NASDAQ Stock Market, LLC

(Title of Each Class)	(Name of each Exchange on which registered)

Class A Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the
Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer [X]       Accelerated Filer [ ]          Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes [ ] No [X]

The aggregate market value of the registrant’s voting common stock outstanding held by non-affiliates on February 28, 2007 was $813,850,848.

The Registrant had 21,230,715 shares of Class A Common Stock, par value of $1.00 per share, and 7,328,387 shares of Class B Common Stock, par value of $1.00 per share, outstanding at October 19, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the January 2008 Annual Meeting of Shareholders are incorporated herein by reference in Part III.

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

Forward-looking statements in this Annual Report on Form 10-K include statements regarding the Company’s expectations, intentions, beliefs and strategies regarding the future, including statements regarding trends, cyclicality, and growth in the markets the Company sells into, strategic direction, changes to manufacturing processes, the cost of compliance with environmental and other laws, liquidity positions, ability to generate cash from continuing operations, expected growth, the potential impact of adopting new accounting pronouncements, expected results including pricing, sales volume, operating margins and operating income, obligations under the Company’s retirement plans, savings or additional costs from business realignment programs, and the adequacy of accruals.

When used in this report, the words “believes,” “expects,” “anticipates,” “intends,” “assumes,” “estimates,” “evaluates,” “may,” “could,” “opinions,” “forecasts,” “future,” “forward,” “potential,” “probable,” and similar expressions are intended to identify forward-looking statements.

The Company may make other forward-looking statements from time to time, including in press releases and public conference calls. All forward-looking statements made by the Company are based on information available to the Company at the time the statements are made, and the Company assumes no obligation to update any forward-looking statements, except as may be required by law. Actual results are subject to a number of risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in Item 1A. Risk Factors of Part I of this Form 10-K. Other examples include volatile supply and demand conditions affecting prices and volumes in the markets for both the Company’s products and raw materials it purchases; world economic conditions; world political conditions; changes in federal and state income tax laws; impact of pending or new laws and regulations regarding imports and exports into the United States and other foreign countries; foreign currency fluctuations; competition; seasonality, including weather; energy supplies; freight rates; loss of key personnel; expectations regarding the Company’s compliance program; business integration issues relating to acquisitions of businesses and the separation of the joint ventures described herein; credit worthiness of suppliers and customers; new accounting pronouncements; availability of capital resources and business disruptions resulting from installation or replacement of major capital assets.

PART I

ITEM 1.	BUSINESS

General

Founded in 1906, Schnitzer Steel Industries, Inc. (“the Company”), an Oregon corporation, is currently one of the nation’s largest recyclers of ferrous and nonferrous metals, a leading recycler of used and salvaged vehicles and a manufacturer of finished steel products.

The Company provides an end of life cycle solution for a variety of products through its vertically integrated businesses, including processing auto bodies and other metal products, resale of used auto parts and manufacturing scrap metal into finished steel products. The Company operates in three reportable segments: the Metals Recycling Business (“MRB”), the Auto Parts Business (“APB”) and the Steel Manufacturing Business (“SMB”). Corporate expense consists primarily of unallocated corporate expense for management and administrative services that benefit all three business segments. As a result of this unallocated expense, the operating income of each segment does not reflect the operating income the segment would have as a stand-alone business. For further information regarding the Company’s segments, including financial information about geographic areas, refer to Note 17 – Segment Information, in the notes to the consolidated financial statements, in Part II, Item 8 of this report.

Metals Recycling Business

Business

MRB buys, collects, processes, recycles, sells, trades and brokers recycled ferrous metals (containing iron) to foreign and domestic steel producers, including SMB, and nonferrous metals (not containing iron) to both domestic and export markets. MRB processes large pieces of scrap metal into smaller pieces by sorting, shearing, shredding, torching and baling, resulting in metal processed into pieces of a size, density and purity required by customers to meet their production needs. Smaller, more homogenous pieces of processed metal have more value because they melt more easily than larger pieces and, in the case of ferrous metals, more completely fill a steel mill’s furnace charge bucket, which results in lower energy usage and shorter cycle times, thus reducing costs.

One of the most efficient ways to process and sort recycled metals is to use shredding systems. Currently, each of the Company’s Everett, Massachusetts; Portland, Oregon; Oakland, California; and Tacoma, Washington facilities has a mega-shredder capable of processing over 2,500 tons of metal per day. The Company’s Johnston, Rhode Island facility operates a large shredder capable of processing up to 1,500 tons of metal per day, and the Kapolei, Hawaii and Anchorage, Alaska facilities operate smaller shredders. Coupled with additional capacity, the mega-shredders provide the ability to shred more efficiently and process a greater range of materials, including larger and thicker pieces of metal. Mega-shredders are designed to provide a denser product and, in conjunction with new separation equipment, a more refined and preferable form of ferrous metal which can be more efficiently used by steel mills. The larger shredders are also able to accept more types of material, resulting in more efficient processing. Shredders can reduce autobodies, home appliances and other metal into fist-size pieces of shredded recycled metal in seconds. The shredded material is then carried by conveyor under magnetized drums that attract the recycled ferrous metal and separate it from the nonferrous metal and other residue found in the shredded material, resulting in a relatively pure and clean shredded ferrous product. The remaining nonferrous metal and residue then pass through a series of mechanical and manual sorting systems that are designed to separate the nonferrous metal from the residue. The remaining nonferrous metal is either hand sorted and graded before being sold or is sold as a mixed product. MRB continues to invest in nonferrous metal recovery methods in order to maximize the recoverability of valuable nonferrous metals.

MRB has a global trade component of its business that purchases processed ferrous metal from metal processors operating in Russia and certain Baltic countries, and sells this metal to steel mills located primarily in Europe and the Mediterranean. Russia and the Baltic countries are attractive markets because of the ample supply of unprocessed metal available to metal processors due to the Cold War Era infrastructures, many of which are closed or obsolete. However, the Russian and Baltic transportation infrastructures make it more economically challenging to access the metal. MRB’s management believes that this business complements its processing business and allows it to further meet its customers’ needs as well as expand its global market share of the recycled ferrous metal business.

Products

MRB sells both ferrous and nonferrous scrap metals. The ferrous products include shredded, sheared, torched and bundled scrap metal, and other purchased scrap metal. MRB also processes and sells nonferrous scrap metals, including aluminum, copper, stainless steel, nickel, brass, titanium and high temperature alloys.

Customers

MRB sells recycled metal to foreign and domestic customers and provides nearly 100% of the ferrous scrap metal required by SMB. MRB has developed long-standing relationships with foreign and domestic steel producers.

Presented below are MRB revenues by continent for the year ended August 31 (in millions):

	2007	2006	2005

Asia	$755	$562	$402
North America	639	424	178
Europe	608	373	-
Africa	87	47	-
Sales to SMB	(186)	(142)	(137)

Revenue from external customers	$1,903	$1,264	$443

In 2006, MRB accomplished its goal of expanding and diversifying its customer base by significantly increasing its sales to customers in Taiwan, Turkey, Malaysia, Spain, India, Egypt, Mexico and other countries located in Asia and Europe. In 2007, MRB further expanded its base of regular scrap consumers to include, among others, customers in Greece, Japan and Indonesia. MRB has representatives in South Korea, China, Taiwan, Southeast Asia and Japan to better serve the Asian markets to which it sells.

MRB’s five largest ferrous metal customers accounted for 25%, 23% and 66% of recycled ferrous metal revenues to unaffiliated customers in fiscal 2007, 2006 and 2005, respectively. There were no external customers that accounted for 10% or more of consolidated revenues in fiscal 2007 or fiscal 2006. In fiscal 2005 there was one external customer that accounted for $108 million, or 13%, of consolidated revenues. Customer purchase volumes of recycled ferrous metals vary from year to year due to demand, competition, relative currency values and other factors. Ferrous metal sales are generally denominated in United States (“U.S.”) dollars, and most shipments to foreign customers are supported by letters of credit. Ferrous metal is shipped to customers by ship, railroad, barge, container or truck.

The following table sets forth the amount of recycled ferrous metal sold by MRB to certain groups of customers during the last three fiscal years ended August 31:

	2007		2006		2005
	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)

Foreign-processed	$925,410	2,865	$533,453	2,098	$336,262	1,175
Foreign-trading	381,066	1,212	330,296	1,272	-	-
SMB	185,699	705	142,296	668	137,092	625
Domestic - processed	189,678	722	125,475	523	14,852	65

Total recycled ferrous metal	$1,681,853	5,504	$1,131,520	4,561	$488,206	1,865

(1)	Revenues stated in thousands of dollars.
(2)	Volume in long tons (2,240 pounds).

MRB also sells recycled nonferrous metal to foreign and domestic customers. By continuing to improve the extraction processes used to recover nonferrous metal from the shredding process, MRB has been able to increase the supply of nonferrous product available to sell to foreign and domestic customers. Many of MRB’s industrial suppliers utilize nonferrous metal in manufacturing automobiles and auto parts.

The following table sets forth the amount of recycled nonferrous metal sold by MRB to foreign and domestic customers during the last three fiscal years ended August 31:

	2007		2006		2005
	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)

Foreign	$193,752	209,725	$150,670	194,496	$65,336	116,999
Domestic	201,985	173,361	116,103	107,114	5,411	8,746

Total recycled nonferrous metal	$395,737	383,086	$266,773	301,610	$70,747	125,745

(1)	Revenues stated in thousands of dollars.
(2)	Volume in thousands of pounds.

Markets

Prices for both domestic and foreign recycled ferrous metals are generally based on prevailing market rates, which can differ by region and are subject to market cycles that are influenced by many factors, including worldwide demand from steel and other metal producers and the availability of materials that can be processed into saleable scrap. In recent years, worldwide demand for finished steel products has been growing at a faster rate than the available supply of recycled ferrous metal, which is one of the primary raw materials used in the manufacturing of steel. Demand for steel and for raw materials to produce steel products has increased recently, including as a result, the substantial increase in Chinese production and consumption of steel. MRB’s average net sales price per ton for recycled ferrous metal increased from $215 per ton in fiscal 2006 to $263 per ton in fiscal 2007, setting a historical record. Export recycled ferrous metal sales contracts generally provide for shipment within 30 to 90 days after the price is agreed to, which, in most cases, includes freight. MRB responds to changing price levels by adjusting scrap metal purchase prices at its recycling facilities in order to help maintain its operating margin dollars per ton. However, the margin between selling prices and the cost of purchased material are subject to a number of factors, including differences in the market conditions in the domestic regions where recycled metal is acquired and the areas in the world where the processed materials are sold, market volatility from the time the sales price is agreed to with the customer until the time the material is acquired, and changes in the assumed costs of transportation to or from the seller’s facility. MRB believes it generally benefits from rising recycled metal prices, which allow it to better maintain or expand both margins and unprocessed metal flow into its facilities. MRB also reduces its exposure to declining market prices by reducing the time that inventory is held, thus increasing inventory turnover.

Consolidation in the Scrap Metal Industry

The metals recycling industry has been consolidating over the last several years, primarily due to an increase in scrap metal prices, the growth in global demand for scrap metal, a high degree of fragmentation in the industry and the ability of large, well-capitalized processors to achieve competitive advantages by investing in capital improvements to improve efficiencies and lower processing costs.

Distribution

MRB delivers recycled ferrous and nonferrous metals to foreign steel customers by ship and container, and domestically by barge, rail and over the road transportation networks. Cost efficiencies are achieved by operating deep water terminal facilities at Everett, Massachusetts; Portland, Oregon; Oakland, California; Tacoma, Washington; Anchorage, Alaska; and Providence, Rhode Island. All of MRB’s terminal facilities except for the Providence, Rhode Island facility, which is operated under a long-term lease, are owned. The Kapolei, Hawaii and Anchorage, Alaska operations ship from public docks. Additionally, because most of the terminal facilities are operated by MRB, it is not normally subject to the same berthing delays often experienced by users of unaffiliated terminals. MRB believes that its loading costs are lower than they would be if it utilized third-party terminal facilities.

Sources of Unprocessed Metal

The most common forms of purchased raw metals are obsolete machinery and equipment, such as automobiles, railroad cars, railroad tracks, home appliances, waste metal from manufacturing operations and demolition metal from buildings and other obsolete structures. This metal is acquired from suppliers who unload at MRB’s facilities, from drop boxes at a diverse base of suppliers’ industrial sites and through negotiated purchases from other large suppliers, including railroads, industrial manufacturers, automobile salvage facilities, metal dealers and individuals. The majority of MRB’s scrap metal collection and processing facilities receive raw metal via major railroad routes, waterways or major highways. Metals recycling facilities situated near unprocessed metal sellers and major transportation routes have the competitive advantage of reduced freight costs because of the significant cost of freight relative to the cost of metal. The locations of MRB’s West Coast facilities allow it to competitively purchase raw metal from Hawaii, the San Francisco Bay area, northwards up the West Coast to Western Canada and Alaska and to the east, including Idaho, Montana, Utah and Nevada. The locations of the East Coast facilities provide access to sources of unprocessed metal in Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont. In the Southeastern U.S., approximately half of MRB’s ferrous and nonferrous unprocessed metal volume is purchased from industrial companies, with the remaining volume being purchased from smaller dealers and peddlers. These industrial companies provide MRB with metals that are by-products of their manufacturing processes. The Southeastern U.S. has recently become a highly attractive location for domestic and international auto manufacturers, specifically Alabama and Georgia where MRB’s Southeastern facilities are located. With the rise of automobile manufacturing in the Southeast, automobile parts manufacturers have also established facilities in this area. These manufacturers have provided a consistent and growing supply of scrap metal.

Seasonality

MRB makes a number of large recycled ferrous metal shipments to foreign steel producers each year. Control over the timing of shipments is limited by customer requirements, shipping schedules, availability of suitable vessels and other factors. Variations in the number of shipments from quarter to quarter, often as a result of the timing of obtaining vessels, can result in significant fluctuations in quarterly revenues, earnings and inventory levels. Freezing conditions in the Baltic region generally limit the ability to ship product from this area during parts of the second and third fiscal quarters.

Backlog

On August 31, 2007, MRB had firm orders to sell $141 million of export ferrous metals compared to $145 million on August 31, 2006.

Competition

MRB competes in domestic and foreign markets for the purchase of scrap metal from suppliers. Competition for metal purchases comes primarily from large well-financed recyclers of scrap metal as well as smaller metal facilities and dealers. Many of these recyclers have varying types and sizes of processing equipment that include fixed and mobile shears and large and small ferrous metal shredders, all of which have varying effects on the purchase price of recycled metal. MRB also competes with brokers who buy scrap metal on behalf of domestic and foreign steel mills. Brokers have also begun to coordinate shipments of certain grades of processed scrap from smaller scrap dealers to foreign mills via shipping containers. The predominant competitive factors that impact recycled metal sales and the ability to obtain unprocessed metal are price (including shipping cost), availability and reliability of service and product quality.

MRB also competes in foreign and domestic markets for the sale of processed recycled metals to finished steel producers. Price (including shipping cost) and availability are the two most important competitive factors, but reliability of service and product quality are also relevant factors.

Auto Parts Business

Business and Products

APB purchases used and salvaged vehicles and sells used parts from these vehicles through its self-service and full-service auto parts stores, which are located across the U.S. and Western Canada. The remaining portions of the vehicles are sold to metal recyclers, including MRB where geographically feasible.

Auto parts stores operated by APB as of August 31, included the following:

	2007	2006(1)

Self-service locations	35	35
Full-service locations	17	17

Total stores	52	52

(1)	Included in the 2006 self-service locations was one location that was under conversion from a full-service location to a self-service location and was not operational at August 31, 2006.

Customers

Self-service stores generally serve customers who are looking to obtain serviceable used auto parts at a competitive price. These customers remove the used auto parts from vehicles in inventory without the assistance of store employees. Full-service stores generally serve business or wholesale customers, typically collision and repair shops, that are looking to obtain serviceable used parts at prices that are less than prices for new parts. Full-service stores retain professional staff to dismantle and inventory individual parts. Once parts are sold, they are pulled from inventory, cleaned, tested and delivered via APB delivery trucks and third parties to the customer. APB has one location that is comprised of both self-service and full-service stores. APB believes that it has enhanced the Company’s competitive advantage through its proprietary technology, which is used to centrally manage and operate the geographically diverse network; by applying a consistent approach to offering customers a large selection of vehicles from which to obtain parts; and by its efficient processing of autobodies. Additionally, APB has taken various steps, including remodeling certain facilities, to improve the customer’s shopping experience. There were no external customers that accounted for 10% or more of consolidated revenues in fiscal 2007, 2006 or 2005.

APB is dedicated to supplying low-cost used auto parts to its customers. In general, management believes that the prices of parts at its self-service stores are significantly lower than those offered at full-service auto dismantlers, retail car part stores and car dealerships. Each self-service store offers an extensive selection of vehicles from which consumers can remove parts. APB carries domestic and foreign cars, vans and light trucks and regularly rotates its inventory to provide its customers with greater access to a continually changing parts inventory.

APB total revenues for the year ended August 31 were (in thousands):

	2007	2006	2005

North America	$266,354	$218,130	$107,808
Sales to MRB	(22,209)	(14,513)	(13,253)

Revenues from external customers	$244,145	$203,617	$94,555

Fragmentation of the Auto Parts Industry

The auto parts industry is characterized by diverse and fragmented competition and is comprised of a large number of aftermarket and used auto part suppliers of all sizes. These companies range from large, multinational corporations, which serve both original equipment manufacturers and the aftermarket on a worldwide basis, to small, local producers that supply only a few parts for a particular car model. The auto parts industry is also characterized by a wide range of consumers as some consumers tend to demand original replacement parts, while others are price sensitive and exhibit minimal brand loyalty.

Distribution

APB sells used auto parts from each of its self-service and full-service retail stores. Upon arriving at a self-service store, a customer typically pays an admission charge and signs a liability waiver before entering the facility. When a customer finds a desired part on a vehicle, the customer removes it and pays a pre-established price for the part. The full-service business sells its parts primarily to collision and mechanical repair shops through its sales force, which includes inside and outside sales people. Once these parts are sold, they are pulled from inventory, cleaned, tested, and shipped to the customer through a network of company delivery trucks. In addition, the full-service business offers its customers visibility to all parts in inventory within a given region and fulfills orders with next day delivery by running nightly transfer trucks between locations.

Once the vehicle is removed from the customer area, certain remaining parts that can be sold wholesale (cores) are removed from the vehicle. In California, Florida and Texas, these cores (such as engines, transmissions and alternators) are consolidated at central facilities. From these facilities, the parts are sold through an auction system to a variety of wholesale buyers. Due to larger volumes generated by this consolidation process and higher prices for nonferrous metals, APB has been able to obtain increasingly higher prices for these cores.

After the core removal process is complete, the remaining autobody is crushed and sold as scrap metal in the wholesale market. The autobodies are sold on a price per ton basis, which is subject to fluctuations in the recycled ferrous metal markets. During fiscal 2007, 2006 and 2005, APB generated revenues of $22 million, $15 million and $13 million from sales to MRB respectively, thereby making MRB the single largest wholesale customer of APB. APB’s wholesale business consists of its core and scrap sales.

Marketing

APB continues to support the marketing initiatives unique to each of the self-service and full-service business lines. The full-service brand marketing plan recognizes the role that institutional entities, such as insurance companies and consolidators, as well as local repair facilities, play in the purchasing cycle and utilizes a marketing infrastructure that addresses all levels of customers. Through market education forums, market mailer programs, participation in industry forums and local marketing initiatives, the full-service platform highlights the advantages of using recycled auto parts to the consumer. The full-service brand also expanded its field representation to several key markets.

The self-service platform continues to focus on the local markets surrounding the stores and incorporates various components, including a points-based system for buying media, which is focused on making targeted impressions in the market; this includes the use of radio to support promotional events, regularly scheduled in-store promotions, and product promotion. Each store has a customized marketing calendar designed for its market and the community it serves.

APB typically seeks to locate its facilities with convenient access to major streets and in major population centers. By operating at locations that are convenient and visible to the target customer, the stores seek to become the customer’s first stop in acquiring used auto parts. Convenient locations also make it easier and less expensive for suppliers to deliver vehicles. APB has also developed a side-by-side full-service and self-service location to enhance the scope of parts available to its customers.

Sources of Vehicles

APB obtains vehicles from five primary sources: tow companies, private parties, auto auctions, city contracts and charities. APB employs car buyers who travel to vendors and bid on vehicles. APB also has a program to purchase vehicles from private parties called “Cash for Junk Cars,” which is advertised in telephone directories and newspapers. Private parties call a toll free number and receive a quote for their vehicle. The private party can either deliver the vehicle to one of APB’s retail locations or arrange for the vehicle to be picked up. APB is also attempting to secure more vehicle supplies at the source by contracting with additional suppliers. The full-service business also purchases damaged vehicles, reacquired vehicles and salvageable production parts from inactive test vehicles from Ford Motor Company and resells these parts through its sales network.

Seasonality

Historically, retail sales and admissions in the self-service stores have been somewhat seasonal and principally affected by weather and promotional events. Since APB’s self-service stores are subject to the natural elements, during periods of prolonged rain, cold or extreme heat, the retail business tends to slow down due to difficult customer working conditions. As a result, the first and third fiscal quarters tend to generate the most retail sales and the second and fourth fiscal quarters are the slowest in terms of retail sales in the self-service stores. By contrast, business at the full-service stores, which supply collision shops, tends to increase during and immediately following periods of inclement weather.

Competition

APB competes for customers with other self-service and full-service auto dismantlers as well as larger well-financed retail auto parts businesses. In addition, APB competes for vehicle inventory with other dismantlers, used car dealers, auto auctions and metal recyclers. Vehicle costs can fluctuate significantly depending on market conditions and prices for recycled metal.

Steel Manufacturing Business

Business

SMB purchases recycled metal from MRB at negotiated rates intended to approximate export market prices and uses its mini-mill to process the recycled metal and other raw materials into finished steel products.

Products

SMB produces rebar, coiled rebar, wire rod, merchant bar, and other specialty products. Rebar is produced in either straight length steel bars or coils and used to increase the tensile strength of poured concrete. Coiled rebar is preferred by some manufacturers because it reduces the waste generated by cutting individual lengths to meet customer specifications and, therefore, improves yield. Merchant bar consists of round, flat, angle and square steel bars used by manufacturers to produce a wide variety of products, including gratings, steel floor and roof joists, safety walkways, ornamental furniture, stair railings and farm equipment. Wire rod is steel wire, delivered in coiled form, used by manufacturers to produce a variety of products such as chain link fencing, nails, wire and stucco netting.

The table below sets forth, on a revenue and volume basis, the sale of these products during the last three fiscal years ended August 31:

	2007		2006		2005
	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)

Rebar	$272,602	451,624	$214,955	389,603	$163,075	315,562
Coiled rebar	40,742	63,742	46,603	78,133	31,984	57,664
Merchant bar	43,584	65,578	46,243	76,145	34,346	59,656
Wire rod	66,321	129,105	77,310	155,241	85,125	158,291
Other products	1,301	2,909	1,499	3,607	946	1,514

Total	$424,550	712,958	$386,610	702,729	$315,476	592,687

(1)	Revenues stated in thousands of dollars.
(2)	Volume in short tons (2,000 pounds).

Customers

During fiscal 2007, SMB sold its steel products to customers located primarily in the ten western states. Customers in California accounted for 42% of these sales. SMB’s customers are principally steel service centers, construction industry subcontractors, steel fabricators, wire drawers and major farm and wood product suppliers. SMB’s ten largest customers accounted for 34%, 38% and 44% of its revenues during fiscal 2007, 2006 and 2005, respectively.

There were no external customers that accounted for 10% or more of consolidated revenues in fiscal 2007, 2006 or 2005.

Consolidation in the Steel Industry

There has been significant consolidation in the global steel industry. Within the past few years, the U.S. steel industry has significantly consolidated, primarily led by Arcelor Mittal, United States Steel Corporation, Nucor Corporation and Steel Dynamics, Inc. Consolidation is also taking place in Central and Eastern Europe as well as in China. Cross border consolidation has also occurred with the aim of achieving greater efficiency and economies of scale, particularly in response to the effective consolidation undertaken by raw material suppliers and consumers of steel products.

Distribution

SMB sells directly from its mini-mill in McMinnville, Oregon, from its owned distribution center in El Monte, California (Los Angeles area) and from a third-party distribution center in Lathrop, California (Central California). The distribution centers facilitate sales by maintaining an inventory of products close to major customers for just-in-time delivery. SMB communicates regularly with major customers to determine their anticipated needs and plans its rolling mill production schedule accordingly. Shipments to customers are made by common carrier, primarily truck or rail.

Recycled Metal Supply

SMB believes it operates the only mini-mill in the Western U.S. that benefits from obtaining its entire recycled metal requirements from its own affiliated metal recycling operations, which is beneficial because there have been times where regional shortages of recycled metals have caused some mills to pay higher prices for recycled metal shipped from other regions or to temporarily curtail operations. MRB is able to deliver a mix of recycled metal grades to achieve optimum efficiency in SMB’s melting operations. Because the steel mill, and major MRB facilities are located on railway routes, SMB benefits from the reduced cost of shipping recycled metal by rail.

Energy Supply

Electricity represented 4% of SMB’s cost of goods sold in fiscal 2007 and 5% of cost of goods sold in fiscal 2006 and 2005. Natural gas represented 3% of cost of goods sold in fiscal 2007 and 2006 and 2% of cost of goods sold in fiscal 2005.

SMB purchases electric power under a long-term contract with McMinnville Water & Light (“MWL”), which in turn relies on the Bonneville Power Administration (the “BPA”). Historically, these contracts have had favorable prices. This contract expires in September 2011. On October 1, 2001, the BPA increased its electricity rates due to increased demand on the West Coast and lower supplies. This rate increase was in the form of a Cost Recovery Adjustment Clause (“CRAC”) added to the BPA’s contract with MWL. The CRAC is an additional monthly surcharge on selected power charges to recover costs associated with buying higher priced power during West Coast power shortages. Starting October 1, 2006, the BPA can adjust the CRAC on an annual basis instead of every six months. The CRAC for October 1, 2007 to September 30, 2008 is expected to be zero.

SMB also has a take-or-pay natural gas contract that expires on May 31, 2011 and obligates it to purchase a minimum of 3,435 million British Thermal Units (“MMBTU”) per day at tiered pricing, whether or not the amount is utilized. The blended rate for the period from November 1, 2006 through October 31, 2007 was $8.22 per MMBTU. Effective for the delivery period from November 1, 2007 through October 31, 2008, the blended rate will decrease from $8.22 per MMBTU per day to $7.70 per MMBTU per day.

Manufacturing

SMB has continued to reinvest in its mini-mill to improve efficiencies. SMB’s meltshop includes a 108-ton capacity electric-arc furnace, a ladle refining furnace and a five-strand continuous billet caster. The melt shop has enhanced steel chemistry refining capabilities, permitting the mill to produce special alloy grades of steel not currently produced by other mills on the West Coast. The melt shop produced 762,000, 719,000 and 672,000 tons of billets during fiscal 2007, 2006 and 2005, respectively.

SMB operates two computerized rolling mills that allow for synchronized operations of the rolling mills and related equipment. The billets produced in the melt shop are reheated in two natural gas-fueled furnaces and are then hot- rolled through the two rolling mills to produce finished products. Rolling mill #1 is a 17-stand mill that was rebuilt in 1986. Rolling mill #2 is an 18-stand mill which was installed in 1996. In 1997, a rod block and related equipment for the manufacture of wire and coiled rebar was added to rolling mill #2. Since then, SMB has completed a number of improvement projects to both mills designed to increase the operating efficiency of each mill as well as to increase the types of products that can be competitively produced. Management continues to monitor the market for new products and, through discussions with customers, identify additional opportunities.

During fiscal 2007, SMB completed the process of enlarging the billet reheat furnace on rolling mill #2 as well as upgrading the billet yard craneway. These capital projects enable SMB to increase rebar production capabilities on rolling mill #2 as well as improve the process of inventory movement in the billet yard. This allowed SMB to increase its finished steel production from 698,000 tons in fiscal 2006 to 724,000 tons in fiscal 2007. As a result of these projects, SMB believes that its annual production capacity is now in excess of 750,000 tons.

Seasonality

SMB revenues can fluctuate significantly between quarters due to factors such as the seasonal slowdown in the construction industry, which occurs from the late fall through early spring. In the past, SMB has generally experienced its lowest sales during the second fiscal quarter. In fiscal 2007 and 2006, SMB did not experience a significant slowdown in the second quarter due to announced sales price increases, which resulted in an acceleration of sales orders that normally would have occurred in subsequent quarters. Although SMB did not experience a slowdown in the second quarter of fiscal 2007 or 2006, it expects this pattern to recur in the future.

Backlog

SMB generally ships products within days after the receipt of purchase orders. Backlog orders are seasonal and are typically greater in the third and fourth fiscal quarters. As of August 31, 2007 SMB had backlog orders of $17 million, compared to $16 million as of August 31, 2006.

Competition

The principal competitive factors in SMB’s market are price, product availability, quality and service. The mill’s primary domestic competitors are Nucor Corporation’s manufacturing facilities in Utah and Washington and TAMCO Steel’s facility in California.

In addition to domestic competition, SMB has historically competed intensely with foreign steel producers principally located in Asia, Canada, Mexico and Central and South America, primarily in shorter length rebar and certain wire rod grades. In the spring of 2002, the U.S. Government imposed anti-dumping and countervailing duties against wire rod products from eight foreign countries. These duties remain in effect today, are periodically reviewed and do not have a set expiration date. In July of 2007, the International Trade Commission extended existing rebar anti-dumping duties of up to 233% on imports from seven nations, through 2012.

Strategic Focus

Company Growth

In fiscal 2007, the Company completed the following acquisitions:

•	In December 2006, the Company acquired a metals recycling business to provide additional sources of scrap metal for the mega-shredder in Everett, Massachusetts. The acquisition was not material to the Company’s financial position or results of operations.

•	In May 2007, the Company acquired two metals recycling businesses that separately provide scrap metal to the Everett, Massachusetts and Tacoma, Washington facilities. Neither acquisition was material to the Company’s financial position or results of operations.

In fiscal 2006, the Company completed the following acquisitions:

•	In September 2005, the Company and the Hugo Neu Corporation (“HNC”) and certain of their subsidiaries closed a transaction to separate and terminate their metals recycling joint venture relationships. As part of the separation and termination agreement, the Company received from HNC various joint venture interests, other businesses and a $37 million cash payment; while HNC received from the Company various other joint venture interests. A dispute exists between the Company and HNC over post-closing adjustments. The Company believes that it has adequately accrued for any disputed amounts.
•	In September 2005, the Company acquired GreenLeaf Auto Recyclers, LLC (“GreenLeaf”) and five store properties previously leased by GreenLeaf and assumed certain GreenLeaf liabilities. The purchase price of $45 million was paid in cash.
•	In October 2005, the Company acquired substantially all of the assets and assumed certain liabilities of Regional Recycling LLC (“Regional”), a metals recycling business with nine facilities in Georgia and Alabama. The purchase price of $69 million was paid in cash.
•	In March 2006, the Company purchased the remaining 40% minority interest in Metals Recycling LLC (“MRL”), its Rhode Island metals recycling subsidiary, and assumed certain liabilities. The purchase price of $25 million was paid in cash.

The Company intends to continue to focus on growth through value-creating acquisitions and will pursue acquisition opportunities it believes will create shareholder value and earn after-tax income in excess of its cost of capital. With the Company’s continued strong balance sheet, cash flows from operations and available borrowing capacity, the Company believes it is in an attractive position to complete reasonably priced acquisitions fitting the Company’s long-term strategic plans.

Processing and Manufacturing Technology Improvements

The Company aims to be an efficient and competitive producer of both recycled metal and finished steel products in order to maximize the operating margin for both operations. To meet this objective, the Company has historically focused on, and will continue to emphasize, the cost effective purchasing of and efficient processing of scrap metals. During fiscal 2007, 2006 and 2005, the Company spent $81 million, $87 million and $48 million, respectively, on capital improvements. The increases in capital expenditures primarily reflect the Company’s significant investments in modern equipment to improve the efficiency and the capabilities of its businesses and to further maximize economies of scale. The capital expenditures in fiscal 2007 included partial payments for the installation of new mega-shredders at the Company’s Oakland, California; Everett, Massachusetts; and Portland, Oregon export facilities, major repairs to the dock at the Portland facility and other upgrades to equipment and infrastructure at the Company’s metals recycling facilities. The Company also expended capital for the implementation of a point-of-sale system at its self-service used auto parts stores, the conversion of five sites acquired in the GreenLeaf acquisition to the Company’s self-service store model and the reheat furnace and upgrade of the billet craneway and other projects at the SMB facility designed to improve efficiency and increase output. The Company believes these investments will provide future returns in excess of its cost of capital and will create value for its shareholders.

Capital projects in fiscal 2008 are expected to include significant enhancements to the Company’s information technology infrastructure, further investments in technology to improve the recovery of nonferrous materials from the shredding process, establishment of additional nonferrous collection facilities, improvements to the Company’s marine shipping infrastructure and further investments to improve efficiency, increase worker safety and enhance environmental systems.

Environmental Compliance

Compliance with environmental laws and regulations is a significant factor in the Company’s business operations. The Company’s businesses are subject to local, state and federal environmental, health, safety and transportation laws and regulations relating to, among others:

•	the Environmental Protection Agency (“EPA”)
•	remediation under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”)
•	the discharge of materials and emissions into the air;
•	the remediation of soil and groundwater contamination;
•	the management and treatment of wastewater and storm water;
•	the treatment, handling and disposal of solid hazardous and Toxic Substances Control Act (“TSCA”) waste; and
•	the protection of the Company’s employee health and safety.

Environmental legislation and regulations have changed rapidly in recent years, and it is likely that the Company will be subject to even more stringent environmental standards in the future and will be required to make additional expenditures, which could be significant, relating to environmental matters on an ongoing basis.

It is not possible to predict the total cost to remediate environmental matters or the amount of capital expenditures or the increases in operating costs or other expenses that may be incurred by the Company or its subsidiaries in complying with environmental requirements applicable to the Company, its subsidiaries and their operations, or whether all such cost increases can be passed on to customers through product price increases. Moreover, environmental legislation has been enacted, and may in the future be enacted, to create liability for past actions that were lawful at the time taken but have been found to affect the environment and to increase public rights of action for environmental conditions and activities. As is the case with steel producers and recycled metal processors in general, if damage to persons or the environment has been caused, or could be caused in the future, by the Company’s activities or by hazardous substances now or hereafter located at the Company’s facilities, the Company may be fined and/or held liable for such damage and, in addition, may be required to remedy the condition. There can be no assurance that potential liabilities, expenditures, fines and penalties associated with environmental laws and regulations will not be imposed on the Company in the future or that such liabilities, expenditures, fines or penalties will not have a material adverse effect on the Company.

The Company has, in the past, been found not to be in compliance with certain environmental laws and regulations and has incurred liabilities, expenditures, fines and penalties associated with such violations. The Company’s objective is to maintain compliance with applicable environmental regulations.

The Company believes that it is materially in compliance with currently applicable environmental regulations. See Note 11 – Commitments and Contingencies, in the notes to the consolidated financial statements, in Part II, Item 8, of this report.

Employees

As of August 31, 2007, the Company had 3,499 full-time employees, consisting of 1,300 employees at MRB, 543 employees at SMB, 1,528 employees at APB and 128 corporate administrative employees. Of these employees, 993 were covered by collective bargaining agreements with the Company’s twenty unions. The SMB contract with the United Steelworkers of America (“USA”) covers 394 of these employees. This contract, which was successfully negotiated in fiscal 2005 and expires on April 1, 2008, now incorporates a production incentive bonus which ties a component of compensation to production improvements. The Company believes that in general its labor relations are good.

Available Information

The Company’s internet address is www.schnitzersteel.com. The Company makes all filings with the Securities and Exchange Commission (“SEC”) available on its website, free of charge, under the caption “Investor Relations – SEC Filings.” Included in these filings are annual reports on form 10-K, quarterly reports on Form 10-Q, current reports on

Form 8-K and any amendments to those reports, which are available as soon as reasonably practicable after electronically filing or furnishing such materials with the SEC pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934.

The public may read and copy any materials that are filed with the SEC at the SEC’s Public Reference Room located at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of reports on its website, www.sec.gov.

ITEM 1A.	RISK FACTORS

Described below are risks that could have a material adverse effect on the Company’s results of operations and financial condition or could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report. See “Forward-Looking Statements” that precedes Part I of this Annual Report on Form 10-K. Additional risks and uncertainties that the Company is unaware of or that the Company currently deems immaterial may in the future have a material adverse effect on the Company’s results of operations and financial condition.

Risks Relating to the Company’s Businesses

Industries in which the Company operates, are cyclical and demand can be volatile, which could have a material adverse effect on the Company’s results of operations and financial condition.

MRB and SMB operate in industries that are cyclical in nature. The timing and magnitude of these industry cycles are difficult to predict. Purchase prices for autobodies and scrap metal and selling prices for scrap and recycled metal are volatile and beyond the Company’s control. While the Company attempts to respond to changing recycled metal selling prices through adjustments to its metal purchase prices, the Company’s ability to do so is limited by competitive and other market factors. Additionally, changing prices could potentially impact the volume of scrap metal available to the Company, the volume of processed metal sold by the Company and inventory levels. The cyclical nature of the Company’s businesses tends to reflect and be amplified by changes in general economic conditions, both domestically and internationally. For example, during recessions, the automobile and construction industries typically experience major cutbacks in production, resulting in decreased demand for steel, copper and aluminum. This can lead to significant decreases in demand and pricing for the Company’s recycled metal and finished steel products.

The Company’s businesses are affected by seasonal fluctuations.

APB experiences seasonal fluctuations in demand during periods of extreme temperatures and precipitation in the winter and summer months as customers of the self-service stores tend to delay their purchases and wait for milder conditions, in large part because the retail stores are open to the elements. As a result, retail sales are generally higher during the spring and fall of each calendar year. Wholesale sales also experience seasonal fluctuations, as sales to collision shops are generally lower in periods of good weather. Demand for SMB’s finished steel product generally decreases during the winter months due to weather-related slowdowns in the construction industry and increases during the peak summer months, when foreign customers tend to manufacture less in order to avoid higher energy costs.

The principal markets served by the Company are highly competitive.

The Company is subject to intense and increasing competition, including a significant increase in foreign competition with SMB in recent years. The Company also faces strong competition for raw materials. Many factors influence the Company’s competitive position, including product differentiation, geographic location, contract terms, business practices, customer service and cost reductions through improved efficiencies. Consolidation within the different industries in which the Company operates has increased the size of some of the Company’s competitors, some of which have used their financial resources to achieve competitive advantages by investing in capital improvements to improve efficiencies, achieve economies of scale and lower operating costs. If the Company is unable to remain competitive or if competition increases, this could have a material adverse effect on the Company’s results of operations and financial condition.

Fluctuations in the value of the U.S. dollar relative to other currencies could adversely affect the Company’s ability to price its products competitively.

A significant portion of the revenues and operating income earned by MRB is generated from sales to foreign customers, including customers located in Asian and Mediterranean countries. Some of the Company’s sales transactions are conducted in foreign currencies and may be impacted by foreign currency fluctuations. A strong U.S. dollar would make the Company’s products more expensive for non-U.S. customers, which could negatively impact export sales. A strong U.S. dollar also would make imported metal products less expensive, resulting in an increase in imports of scrap metal, scrap substitutes and steel products into the U.S. Past economic difficulties in Eastern Europe, Asia and Latin America have resulted in lower local demand for steel products and have encouraged greater steel exports to the U.S. at depressed prices. As a result, the Company’s products, which are made in the U.S., may become more expensive relative to imported raw metal and steel products, which could have a material adverse effect on the Company’s results of operations and financial condition.

The Company’s ability to deliver products to customers and the cost of shipping and handling may be affected by circumstances over which the Company has no control.

MRB and SMB often rely on third parties to handle and transport their raw materials to their production facilities and finished products to end users. Due to factors beyond the Company’s control, including changes in fuel prices, political events, governmental regulation of transportation, changes in market rates, carrier availability and disruptions in the transportation infrastructure, the Company may not be able to transport its products in a timely and cost-effective manner, which could have a material adverse effect on the Company’s results of operations and financial condition. For example, increases in freight costs could negatively impact the margins from export sales. In addition, the Company’s failure to deliver products in a timely manner could have a material adverse effect on the Company’s results of operations and financial condition and harm its reputation.

The Company’s businesses depend on adequate supplies of raw materials.

The Company’s businesses require certain materials that are sourced from third-party suppliers. Although the Company’s vertical integration allows it to be its own source for some raw materials, particularly with respect to SMB, the Company does rely on other suppliers, as well as industry supply conditions generally, which involves risks, including the possibility of increases in raw material costs and reduced control over delivery schedules. For example, purchase prices for autobodies and scrap metal are highly cyclical in nature and subject to U.S. and global economic conditions. As a result, the Company might not be able to obtain an adequate supply of quality raw materials in a timely or cost-effective manner.

Equipment upgrades and equipment failures may lead to production curtailments or shutdowns.

The Company’s recycling and manufacturing processes depend upon critical pieces of equipment, including shredders and furnaces, which may be out of service occasionally for scheduled upgrades or maintenance or as a result of unanticipated failures. The Company has made and is continuing to make significant investments in modern equipment, but the installation of new equipment may result in short-term disruptions to operations and may take several months to complete. In addition, the Company’s facilities are subject to equipment failures and the risk of catastrophic loss due to unanticipated events such as fires, accidents or violent weather conditions. As a result, the Company may experience interruptions in its processing and production capabilities, which could have a material adverse effect on the Company’s results of operations and financial condition.

The Company may not be able to negotiate future labor contracts on acceptable terms, which could result in strikes or other labor actions.

Approximately 28% of the Company’s full-time employees are represented by collective unions under bargaining agreements. As these agreements expire, the Company may not be able to negotiate extensions or replacements of such agreements on terms acceptable to the Company. Any failure to reach an agreement with one of the Company’s unions may result in strikes, lockouts or other labor actions. Any such labor actions, including work slowdowns or stoppages, could have a material adverse effect on the Company’s operations.

The availability and cost of electricity and natural gas are subject to volatile market conditions.

The Company’s facilities are large consumers of electricity and natural gas. The Company relies on third parties for its supply of energy resources consumed in the manufacture of its products. The prices for and availability of electricity, natural gas, oil and other energy resources are subject to volatile market conditions. These market conditions often are affected by weather conditions, as well as political and economic factors that are beyond the Company’s control. Disruptions in the supply of the Company’s energy resources could impair its ability to manufacture its products for its customers and could result in increases in the Company’s energy costs, which could have a material adverse effect on its results of operations and financial condition.

The Company may not be able to successfully integrate future acquisitions.

The Company has completed many recent acquisitions and expects to continue making acquisitions of and strategic alliances with complementary businesses, and investments in technologies to enable the Company to add products and services that enhance the Company’s customer base and related markets. Execution of this strategy involves a number of risks, including:

•	Inaccurate assessment of undisclosed liabilities;
•	Difficulty integrating the acquired businesses’ personnel and operations;
•	Potential loss of key employees or customers of the acquired business; and
•	Difficulties in realizing anticipated cost savings, efficiencies and synergies.

Failure to successfully integrate acquisitions could have a material adverse effect on the Company’s results of operations and financial condition.

If the Company loses its key management personnel, it may not be able to successfully manage its business or achieve its objectives.

The Company’s future success depends in large part on the leadership and performance of its executive management team and key employees at the operating level. If the Company were to lose the services of several of its executive officers or key employees at the operating level, it might not be able to replace them with similarly qualified personnel. As a result, the Company may not be able to successfully manage its business or achieve its business objectives, which could have a material adverse effect on its results of operations and financial condition.

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

A significant increase in the use of recycled metal alternatives by current consumers of recycled metal could reduce demand for the Company’s product.

Continuous advances in materials sciences and resulting technologies, as well as the relative scarcity of ferrous scrap, particularly the “cleaner” grades, and its high price during periods of high demand, have given rise to new products, such as pig iron and direct reduced iron pellets, which compete with traditional recycled metals. Although these alternatives have not been a major factor in the industry to date, there can be no assurance that the use of alternatives to recycled metal may not proliferate in the future if the prices for recycled metals rise, if the supplies of available unprepared ferrous scrap tighten, or if the costs to import scrap metal changes. Any significant increase in the use of such substitutes could have a material adverse effect on the Company’s results of operations and financial condition.

The Company relies on information technology in critical areas of the Company’s operations, and a disruption relating to such technology could harm the Company.

The Company uses information technology systems in various aspects of the Company’s operations, including, but not limited to, the management of inventories, processing costs and customer sales. If the providers of these systems terminate their relationships with the Company, or if the Company decides to switch providers or to implement its own systems, it may suffer disruptions, which could have a material adverse effect on its results of operations and financial condition. In addition, the Company may underestimate the costs and expenses of switching providers or developing and implementing its own systems.

The Company could be subject to product liability claims.

If customers of repair shops that purchase the Company’s recycled auto parts are injured or suffer property damage as a result of purchasing the product, the Company could be subject to product liability claims. In addition, the Company has some exposure from radioactive scrap that could inadvertently end up in mixed scrap shipped to consumers worldwide. The Company has invested in radiation detection equipment. However the possibility still exists of potential failure in detection. The successful assertion of any such claim could have a material adverse effect on the Company’s results of operations and financial condition.

If Chinese steel production substantially exceeds local demand, it may result in the export of significant excess quantities of steel products.

Chinese economic expansion has affected the availability and increased the price volatility of recycled metal and steel products. Expansions and contractions in the Chinese economy can significantly affect the price of commodities used and sold by the Company, as well as the price of finished steel products. If expanding Chinese steel production significantly exceeds local consumption, exports of steel products from China could increase, resulting in lower volumes and selling prices for SMB’s steel products. Any resulting dislocations in foreign markets may encourage importers to target the U.S. with excess capacity at aggressive prices, and existing trade laws and regulations may be inadequate to prevent unfair trade practices, which could have a material adverse effect on the Company’s results of operations and financial condition.

The Company is subject to environmental regulations and environmental risks which could result in significant environmental compliance costs and environmental liability.

Compliance with environmental laws and regulations is a significant factor in the Company’s business. The Company is subject to local, state and federal environmental laws and regulations in the U.S. and other countries in relating to, among other matters:

•	Waste disposal;
•	Air emissions;
•	Waste water and storm water management and treatment;
•	Soil and groundwater contamination remediation;
•	The discharge, storage, handling and disposal of hazardous materials;
•	Employee health and safety.

The Company is also required to obtain environmental permits from governmental authorities for certain operations. Violation or failure to obtain permits or comply with these laws or regulations, could result in the Company being fined or otherwise sanctioned by regulators. The Company’s operations use and generate hazardous substances. In addition, previous operations by others at facilities that are currently or were formerly owned or operated by the Company or otherwise used by the Company may have caused contamination from hazardous substances. As a result, the Company is exposed to possible claims under environmental laws and regulations, especially for the remediation of waterways and soil or groundwater contamination. These laws can impose liability for the clean-up of hazardous substances, even if the owner or operator was neither aware of nor responsible for the release of the hazardous substances. Although the Company believes that it is in material compliance with all applicable environmental laws and regulations, future environmental compliance costs may increase because of new laws and regulations and changing interpretations by regulatory authorities, uncertainty regarding adequate pollution control levels, the future costs of pollution control technology and issues related to global climate change. Environmental compliance costs and potential environmental liabilities could have a material adverse effect on the Company’s results of operations and financial condition.

Governmental agencies may refuse to grant or renew the Company’s licenses and permits.

The Company must receive licenses, permits and approvals from state and local governments to conduct certain of its operations or to develop or acquire new facilities. Governmental agencies often resist the establishment of certain types of facilities in their communities, including auto parts facilities. In addition, from time to time, both the U.S. and foreign governments impose regulations and restrictions on trade in the markets in which the Company operates. In some countries, governments can require the Company to apply for certificates or registration before allowing shipment of recycled metal to customers in those countries. There can be no assurance that future approvals, licenses and permits will be granted or that the Company will be able to maintain and renew the approvals, licenses and permits it currently holds, and failure to do so could have a material adverse effect on the Company’s results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are currently no unresolved issues with respect to any SEC staff written comments that were received 180 days or more before the end of fiscal 2007 that relate to the Company’s periodic or current reports under the Securities and Exchange Act of 1934.

ITEM 2.	PROPERTIES

Corporate Headquarters

The Company’s executive offices are located at 3200 NW Yeon Avenue in Portland, Oregon 97210, in approximately 31,000 sq. ft. of space, which was leased under a long-term lease from Schnitzer Investment Corp. (“SIC”), a related party, at August 31, 2007. Refer to Note 16 – Related Party Transactions, in the notes to the consolidated financial statements, in Part II, Item 8 of this report. SIC sold the building to an unrelated third party in the first quarter of fiscal 2008.

The Company also leases an additional 26,000 sq. ft. of office space that is located one mile from its principal executive offices under a long-term lease from a non-affiliated third-party.

Metals Recycling Business

At August 31, 2007, MRB’s operations were conducted on 38 properties. Of these, seven served as collection facilities, 27 as collection and processing facilities, three are currently inactive and in the process of relocation and the remaining one is an export facility. Listed in the table below are the facility locations by type, including their total acreage:

Location	Acreage	Location	Acreage
Collection		Collection and Processing

Grants Pass, OR	1	Anchorage, AK	18
Millbury, MA	21	Attalla, AL	30
Manchester, NH	2	Birmingham, AL	23
Portland, ME	1	Selma, AL	22
Bainbridge, GA	2	Fresno, CA	17
Pasco, WA	6	Oakland, CA	33
Anchorage, AK	1	Sacramento, CA	13
Manchester, NH	1	Atlanta, GA(2)	22
		Cartersville, GA	19
Other		Gainesville, GA	8

Atlanta, GA (inactive)	15	Rossville, GA	11
Bainbridge, GA (inactive)	5	Kapolei, HI	6
Providence, RI (export facility)	9	Everett, MA	37
Chattanooga, TN (inactive)	6	Worcester, MA	9
		Poplar-Sandquist, NH	7
		Auburn, ME	18
		Concord, NH	6
		Claremont, NH	14
		Madbury, NH	91
		Bend, OR	3
		Eugene, OR	12
		Portland, OR	97
		White City, OR	4
		Johnston, RI	22
		Tacoma, WA	26

Acreage sub-total	70		568

Total acreage	638

The locations listed above are all owned by the Company, with the exception of one of the Bainbridge, Georgia facilities; one of the yards in Anchorage, Alaska; Madbury, New Hampshire; Providence, Rhode Island; and a portion of the Eugene, Oregon location, which are all leased from third parties. The lease on the Madbury, New Hampshire facility has expired, and the Company has exercised its option to purchase this property and is working with the owner to consummate the purchase.

The Portland, Oregon; Oakland, California; Tacoma, Washington; and Everett, Massachusetts collection and processing facilities are located at major deep-water ports, which facilitate the collection of unprocessed metal from suppliers and accommodate bulk shipments and efficient distribution of processed recycled metal to the U.S., Asia, the Mediterranean and other foreign markets. The Company also leases an export marine shipping facility in Providence, Rhode Island, near the Johnston, Rhode Island processing facility, and has access to public docks in Kapolei, Hawaii and Anchorage, Alaska.

Auto Parts Business

APB has auto parts operations in the following locations:

	Number of	Total
Location	Stores	Acreage

Northern California	17	211
Florida	5	93
Texas	7	87
Massachusetts	2	73
Virginia	3	63
Canada	3	46
Nevada	3	45
Missouri	2	38
Indiana	1	32
Illinois	2	31
Ohio	2	25
Arizona	1	14
Michigan	1	14
Georgia	1	13
Utah	1	12
North Carolina	1	9

Total	52	806

The Company owns the properties located in Arizona, Indiana, North Carolina and Nevada, and approximately 25 acres in California, 12 acres in Florida, 10 acres in Texas, 6 acres in Illinois and 3 acres in Utah. The remaining auto parts stores are located on sites leased by the Company.

Steel Manufacturing Business

SMB’s steel mill and administrative offices are located on an 83-acre site in McMinnville, Oregon owned by the Company. The Company also owns an 87,000 sq. ft. distribution center in El Monte, California and an additional 51 acres near the mill site in McMinnville, Oregon; however, this latter site is not currently utilized in SMB operations.

ITEM 3. LEGAL PROCEEDINGS

On October 16, 2006, the Company finalized settlements with the U.S. Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”) resolving an investigation related to a past practice of making improper payments to the purchasing managers of the Company’s customers in Asia in connection with export sales of recycled ferrous metal. Under the settlement, the Company agreed to a deferred prosecution agreement with the DOJ (the “Deferred Prosecution Agreement”) and agreed to an order, issued by the SEC, instituting cease-and-desist proceedings making findings and imposing a cease-and-desist order pursuant to Section 21C of the Exchange Act of 1934 (the “Order”). Under the Deferred Prosecution Agreement, the DOJ will not prosecute the Company if the Company meets the conditions of the agreement for a period of three years including, among other things, that the Company engage a compliance consultant to advise its compliance officer and Board of Directors on the Company’s compliance program. Under the Order, the Company agreed to cease and desist from the past practices that were the subject of the investigation and to disgorge $8 million of profits and prejudgment interest. The Order also contains provisions comparable to those in the Deferred Prosecution Agreement regarding the engagement of the compliance consultant. In addition, under the settlement, the Company’s Korean subsidiary, SSI International Far East, Ltd., pled guilty to Foreign Corrupt Practices Act anti-bribery and books and records provisions, conspiracy and wire fraud charges and paid a fine of $7 million. These amounts were accrued during fiscal 2006 and paid in the first quarter of fiscal 2007. The investigation settlement in the first quarter of fiscal 2007 did not affect the Company’s previously reported financial results. Under the settlement, the Company has agreed to cooperate fully with any ongoing, related DOJ and SEC investigations.

The Company has incurred expenses, and may incur further expenses, in connection with the advancement of funds to, or indemnification of, individuals involved in such investigations. Under the terms of its corporate bylaws, the Company is obligated to indemnify all current and former officers or directors involved in civil, criminal or investigative matters in connection with their service. The Company is also obligated to advance fees and expenses to such person in advance of a final disposition of such matters, but only if the involved officer or director affirms a good faith belief of entitlement to indemnification and undertakes to repay such advance if it is ultimately determined by a court that such person is not entitled to be indemnified. The Company also has the option to indemnify employees and to advance fees and expenses, but only if the involved employees furnish the Company with the same written affirmation and undertaking. There is no limit on the indemnification payments the Company could be required to make under these provisions. The Company did not record a liability for these indemnification obligations based on the fact that they are employment-related costs. At this time, the Company does not believe that any indemnity payments the Company may be required to make will be material.

From time to time, the Company is involved in various litigation matters that arise in the normal course of business, involving normal and routine claims. Environmental compliance issues represent a significant portion of those claims. Management currently believes that the ultimate outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or business. For additional information regarding litigation to which the Company is a party, which is incorporated into this item, see Note 11 – Commitment and Contingencies, in the notes to the consolidated financial statements in Part II, Item 8 of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, during the fourth quarter of fiscal 2007 through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A Common Stock is a NASDAQ-listed security traded on The NASDAQ Stock Market, LLC under the symbol SCHN. There were 209 holders of record of Class A Common Stock on October 11, 2007. The stock has been trading since November 16, 1993. The following table sets forth the high and low prices reported at the close of trading on the NASDAQ Stock Market LLC and the dividends paid per share for the periods indicated.

	Fiscal 2007
	High Price	Low Price	Dividends Per Share

First Quarter	$42.19	$30.05	$0.017
Second Quarter	$41.93	$33.26	$0.017
Third Quarter	$56.18	$35.39	$0.017
Fourth Quarter	$64.38	$46.17	$0.017

	Fiscal 2006
	High Price	Low Price	Dividends Per Share

First Quarter	$35.15	$28.60	$0.017
Second Quarter	$35.49	$29.43	$0.017
Third Quarter	$44.00	$30.05	$0.017
Fourth Quarter	$38.69	$30.50	$0.017

The Company’s Class B Common Stock is not publicly traded. There were 13 holders of record of Class B Common Stock as of October 11, 2007.

Issuer Purchases of Equity Securities

Pursuant to a share repurchase program as amended in 2001 and in October 2006, the Company is authorized to repurchase up to 6.0 million shares of its Class A Common stock when management deems such repurchases to be appropriate. Prior to fiscal 2007, the Company had repurchased 1.3 million shares under the program. In fiscal 2007, the Company repurchased a total of 2.5 million shares under this program, leaving 2.2 million shares available for repurchase.

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

During the fourth quarter of fiscal 2007, the Company repurchased 1.0 million shares in open-market transactions at a cost of $54 million. The table below presents a summary of share repurchases made by the Company during the quarter ended August 31, 2007:

			Total Number
			of Shares
			Purchased as
			Part of	Maximum Number
			Publicly	of Shares that may
	Total Number	Average	Announced	yet be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs

June 1, 2007 – June 30, 2007	-	$-	-	3,159,790
July 1, 2007 – July 31, 2007	97,777	$54.94	97,777	3,062,013
August 1, 2007 – August 31, 2007	902,223	$53.62	902,223	2,159,790

	1,000,000		1,000,000

Performance Graph

The following graph compares cumulative total shareholder return on the Company’s Class A Common Stock for the five-year period from September 1, 2002 through August 31, 2007 with the cumulative total return for the same period of (i) the S&P 500 Index, (ii) the S&P Steel Index and (iii) the NASDAQ Composite Index. These comparisons assume an investment of $100 at the commencement of the period and that all dividends are reinvested. The stock performance outlined in the performance graph below is not necessarily indicative of the Company’s future performance, and the Company does not endorse any predictions as to future stock performance.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

	Year ended August 31,
	2007	2006(6)	2005	2004	2003(1)

INCOME STATEMENT DATA:
(in thousands, except per share and dividend data)
Revenues	$2,572,265	$1,854,715	$853,078	$688,220	$496,866

Operating income	$213,563	$175,064	$231,071	$166,880	$68,785

Income before income taxes, minority interests and pre-acquisition interests	$208,965	$231,689	$230,886	$164,326	$66,467

Income tax expense	$75,333	$86,871	$81,522	$50,669	$17,946

Net income	$131,334	$143,068	$146,867	$111,181	$43,201

Basic earnings per share	$4.38	$4.68	$4.83	$3.71	$1.55
Diluted earnings per share	$4.32	$4.65	$4.72	$3.58	$1.47

Dividends per common share	$0.068	$0.068	$0.068	$0.068	$0.067

OTHER DATA:
Shipments (in thousands)(2):
Recycled ferrous metal-processed (tons)	4,292	3,289	1,865	1,845	1,812
Recycled ferrous metal-traded (tons)(5)	1,212	1,272	-	-	-
Recycled nonferrous metal (pounds)	383,086	301,610	125,745	117,992	113,378
Finished steel products (tons)	713	703	593	642	622

Average net selling price(2,3):
Recycled ferrous metal (per ton)	$263	$215	$230	$184	$122
Recycled nonferrous metal (per pound)	$1.02	$0.87	$0.56	$0.48	$0.42
Finished steel products (per ton)	$575	$528	$512	$404	$291

Number of auto parts stores(4)	52	52	30	26	23

BALANCE SHEET DATA (in thousands):
Working capital	$269,287	$287,606	$125,878	$73,094	$72,441
Cash and cash equivalents	$13,410	$25,356	$20,645	$11,307	$1,687
Total assets	$1,151,414	$1,044,724	$709,458	$605,973	$487,894
Long-term debt, less current portion	$124,079	$102,829	$7,724	$67,801	$87,045
Shareholders’ equity	$765,064	$734,099	$579,528	$418,880	$302,997

(1)	The 2003 data includes the APB acquisition, which occurred on February 14, 2003. The consolidated results include the results of APB as though the acquisition had occurred at the beginning of fiscal 2003. Adjustments have been made for minority interests, which represent the ownership interests the Company did not own during the reporting period, and pre-acquisition interests, which represents the share of income attributable to the former joint venture partner for the period from September 1, 2002 through February 14, 2003.
(2)	Tons for recycled ferrous metal are long tons (2,240 pounds) and for finished steel products are short tons (2000 pounds).

(3)	In accordance with generally accepted accounting principles, the Company reports revenues that include shipping costs billed to customers, however, average net selling prices are shown net of shipping costs.
(4)	During fiscal 2006, the Company acquired GreenLeaf, which added 22 full-service auto parts store, of which five were converted to self-service during fiscal 2006. See Note 7 – Business Combinations, in the notes to the consolidated financial statements in Part II, Item 8 of this report.
(5)	As a result of the HNC separation and termination agreement, the Company acquired the assets of Global Trading business’ Baltic region from HNC. Refer to Note 7 – Business Combinations, in the notes to the consolidated financial statements in Part II, Item 8 of this report.
(6)	The 2006 data includes the joint ventures acquired as a result of the HNC separation and termination agreement, in addition to the acquisition of the remaining minority interest in MRL. The consolidated results include the results of PNE and MRL as though the acquisition had occurred at the beginning of fiscal 2006. Adjustments have been made for minority interests, which represent the ownership interests the Company did not own during the reporting period, and pre-acquisition interest, which represents the share of income attributable to the former joint venture partners in PNE and MRL for the period from September 1, 2005 through September 30, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a discussion of the Company’s operations for the three fiscal years ended August 31, 2007. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion may contain forward looking statements that anticipate results based on management’s plans that are subject to uncertainty. The discussion should be read in conjunction with the Consolidated Financial Statements and the related notes thereto, and the Selected Financial Data and Operating Statistics contained elsewhere in this Form 10-K.

Business

The Company operates in three reportable segments: MRB, APB and SMB. MRB purchases, collects, processes and recycles steel and other metal through its facilities and trades and brokers scrap metal. APB purchases used and salvaged vehicles and sells serviceable used auto parts through its self-service and full-service auto parts stores. APB is also a supplier of autobodies to MRB, which processes the autobodies into saleable recycled metal. SMB purchases recycled metal from MRB and uses its mini-mill near Portland, Oregon, to melt recycled metal to produce finished steel products. SMB also maintains mill depots in Central and Southern California. The Company provides an end of life cycle solution for a variety of products through its integrated businesses, including resale of used auto parts, processing autobodies and other metal products and manufacturing scrap metal into finished steel products.

The Company’s results of operations depend in large part on demand and prices for recycled metal in global markets and steel products in the Western U.S. The Company’s deep water port facilities on both the West and East coasts of the U.S. and in Hawaii allow the Company to take advantage of the increasing demand for recycled metal by steel manufacturers located in Europe, Asia, Mexico and the Mediterranean. The Company’s processing facilities in the Southeastern U.S. also provide access to the growing automobile and steel manufacturing industries in that region. Market prices for recycled ferrous and nonferrous metal fluctuate periodically, but have generally increased over the past three years. These higher prices have a significant impact on the results of operations for MRB and, to a lesser extent, for APB.

Key factors and trends affecting the industries in which the Company operates and its results of operations

The following key factors and trends affect the industries in which the Company operates: competition, consolidation in the scrap metal industry and the steel industry, fragmentation of the auto parts industry and volatility in price and sales volume decreases in the metals recycling industry. The following key factors and trends specifically affect the Company’s results of operations: the integration of acquired businesses, foreign business risks, replacement or installation of capital equipment, reliance on key pieces of equipment, geographic concentration, union relationships and pension and postretirement benefits. The foregoing key factors and trends are discussed elsewhere in this annual report.

Executive Overview

The Company completed another successful year in fiscal 2007, achieving record sales levels for the sixth consecutive year. The Company generated consolidated revenues of $2.6 billion for fiscal 2007, an increase of $718 million, or 39%, from $1.9 billion in fiscal 2006. Consolidated operating income for fiscal 2007 increased $39 million, or 22%, from $175 million in fiscal 2006 to $214 million in fiscal 2007. The increase in revenues was generated from all segments, while the increase in operating income was driven primarily from the improved financial results of MRB. Net income for fiscal 2007 was $131 million, a decrease of $12 million, or 8% compared to the prior year net income of $143 million. Diluted net income per share for the year was $4.32, a 7% decrease from fiscal 2006. Net income in fiscal 2006 included a $35 million gain (net of tax) from the separation and termination of the HNC joint ventures, which was partially offset by a $15 million charge related to the SEC and DOJ investigations into the Company’s past payment practices in Asia.

In fiscal 2007, MRB increased its revenues of by $682 million, or 49%, to $2.1 billion from $1.4 billion in fiscal 2006. The increase included a $550 million increase in ferrous revenues, or 49%, to $1.7 billion and a $129 million increase in nonferrous revenues, or 48%, to $396 million. The increase in ferrous revenues was driven by a 21% increase in sales tons and a 22% increase in average net sales price. The increase in nonferrous revenues was driven by a 27% increase in sales tons and a 17% increase in average net sales price. Operating income for MRB was $166 million, or 8% of revenues in fiscal 2007, compared to $128 million, or 9% of revenues in fiscal 2006. The increase in operating income reflects the impact of the higher sales volume and prices. While the majority of the higher material costs were recovered through the higher net sales prices discussed above, the additional volume resulted in operating income being reduced as a percent of sales. Further offsetting the increases in average sales prices and volume was a $30 million increase in SG&A expenses compared to the prior year, primarily due to $21 million of higher compensation costs as a result of increased headcount, bonuses, and share-based compensation expense and a $5 million increase in allocated ERP and other information technology costs.

In fiscal 2007, APB increased its revenues by $48 million, or 22%, to $266 million from $218 million in fiscal 2006. The increase included a $10 million increase in core revenue, or 35%, over the prior year; a $13 million increase in scrap vehicle revenue, or 38%, from the self-service stores over the prior year; and a $22 million increase in full-service revenue over the prior year. The increase in core revenue was primarily due to a $22 increase in the average core sales per car and a 32,000 increase in cars crushed. The increase in scrap vehicle revenue was due to a $41 increase in the average scrap sales price per car and a 21,000 increase in tons shipped. The increase in full-service revenue was due to higher parts sales across several product types and as a result of a full year of revenues for GreenLeaf, which was acquired during the first quarter of fiscal 2006. Operating income for APB was $29 million, or 11% of revenue in fiscal 2007, compared to $28 million, or 13% of revenues in fiscal 2006. The slight increase in operating income for fiscal 2007 reflects the impact of higher sales volume and prices. While the majority of the higher car costs were recovered through the higher sales prices discussed above, the additional volume resulted in operating income being reduced as a percent of revenue. The increases in operating income were further offset by a $7 million increase in SG&A expenses compared to the prior year, primarily attributable to a $6 million increase in allocated ERP and other information technology costs and a $2 million increase in compensation expenses.

In fiscal 2007, SMB increased its revenues by $38 million, or 10%, to $425 million from $387 million in fiscal 2006. The increase over the prior year was the result of higher average net sales prices for finished steel products, due in part to strong demand, increased sales volumes and an improved product mix. Sales volumes increased 10,000 tons, or 1%, to 713,000 tons in fiscal 2007 compared to the prior year. The average net selling price increased $47 per ton, or 9%, to $575 per ton in fiscal 2007 compared to fiscal 2006 and resulted in increased revenues of $34 million. Operating income for SMB was $64 million, or 15% of revenues in fiscal 2007, compared to $75 million, or 19% of revenues in fiscal 2006. The decrease in operating income was primarily the result of higher raw material costs and higher conversion costs, which could not be passed through to SMB’s customers through higher prices.

Also during fiscal 2007, the Company repurchased 2.5 million shares, or approximately 8% of total shares outstanding for a total cost of $110 million under the authority granted by its Board of Directors.

Business Acquisitions

The Company intends to continue to focus on growth through value-creating acquisitions and will pursue acquisition opportunities it believes will create shareholder value and earn after-tax income in excess of its cost of capital. With the Company’s continued strong balance sheet, cash flows from operations and available borrowing capacity, the Company believes it is in an attractive position to continue to complete reasonably priced acquisitions fitting the Company’s long-term strategic plans.

In fiscal 2007, the Company completed the following acquisitions:

•	In December 2006, the Company acquired a metals recycling business to provide additional sources of scrap metals for the mega-shredder in Everett, Massachusetts.
•	In May 2007, the Company acquired two metals recycling businesses that separately provide scrap metal to the Everett, Massachusetts and Tacoma, Washington facilities.

These acquisitions were not material to the Company’s financial position or results of operations, as the combined assets of these business acquisitions amounted to $10 million, or 1% of consolidated total assets, as of August 31, 2007 and their combined revenues amounted to $25 million, or 1% of consolidated revenues, for fiscal 2007.

The Company completed the following significant transactions in 2006:

•	On September 30, 2005 the Company completed the separation and termination of its metals recycling joint ventures with HNC.
•	On September 30, 2005, the Company acquired GreenLeaf and five store properties leased by GreenLeaf and assumed certain GreenLeaf liabilities. GreenLeaf is engaged in the business of auto dismantling and recycling and sells its products primarily to collision and mechanical repair shops.
•	On October 31, 2005, the Company purchased substantially all the assets of Regional. The Company now operates nine metals recycling facilities located in Georgia and Alabama, focused on both ferrous and nonferrous metals.
•	On March 21, 2006, the Company purchased the minority interest in its MRL subsidiary. The Company assumed control of the MRL operations upon the separation and termination of its joint venture with HNC. MRL operates a metals recycling facility in Rhode Island.

See Note 7 - Business Combinations, in the notes to the consolidated financial statements in Part II, Item 8 of this report.

Results of Operations

	For the year ended August 31,
				% Increase/(Decrease)
	2007	2006	2005	2007 vs 2006	2006 vs 2005

Revenues:
Metals Recycling Business(1)	$2,089,271	$1,406,783	$580,147	49%	142%
Auto Parts Business	266,354	218,130	107,808	22%	102%
Steel Manufacturing Business	424,550	386,610	315,476	10%	23%
Intercompany revenue eliminations	(207,910)	(156,808)	(150,353)	33%	4%

Total revenues	2,572,265	1,854,715	853,078	39%	117%

Cost of Goods Sold(5)
Metals Recycling Business(1)	1,850,597	1,235,151	450,652	50%	174%
Auto Parts Business	181,859	141,741	64,136	28%	121%
Steel Manufacturing Business	353,810	306,849	268,913	15%	14%
Intercompany cost of goods eliminations	(208,153)	(156,751)	(150,167)	33%	4%

Total Cost of Goods Sold	2,178,113	1,526,990	633,534	43%	141%

Selling, General and Administrative Expense:
Metals Recycling Business(1)	78,516	48,144	17,792	63%	171%
Auto Parts Business	55,445	48,055	15,592	15%	208%
Steel Manufacturing Business	6,385	4,970	3,902	28%	27%
Corporate(3)	45,684	55,693	20,817	(18%)	168%

Total SG&A Expense	186,030	156,862	58,103	19%	170%

Operating Income:
Metals Recycling Business(1)	165,599	127,689	111,703	30%	14%
Auto Parts Business	29,050	28,334	28,080	3%	1%
Steel Manufacturing Business	64,355	74,791	42,661	(14%)	75%
Joint Ventures(2)	-	-	69,630	N/A	N/A

Total segment operating income	259,004	230,814	252,074	12%	(8%)
Corporate expense	(45,684)	(55,693)	(20,817)	(18%)	168%
Intercompany (profit) loss elimination(4)	243	(57)	(186)	(526%)	(69%)

Total operating income	$213,563	$175,064	$231,071	22%	(24%)

(1)	The Company elected to consolidate the results of two of the businesses acquired through the HNC separation and termination agreement as though the transaction had occurred at the beginning of the 2006 fiscal year instead of the date of acquisition. The increases in revenues and operating income that resulted from the election were offset in the Statement of Income by pre-acquisition interests, net of tax. See Note 7 - Business Combinations in the notes to the consolidated financial statements in Part II, Item 8 of this report.
(2)	As a result of the HNC joint venture separation and termination agreement, the Joint Venture segment was eliminated and the results for the two entities acquired in this transaction, in which the Company had a previous interest, and all remaining Joint Ventures were consolidated into MRB as of the beginning of fiscal 2006. The Company determined that retroactively adjusting prior period results for entities acquired in this transaction is not meaningful given that the Company was a 50% partner and was not involved in managing the day-to-day operations of these entities prior to the separation.
(3)	Corporate expense consists primarily of unallocated corporate expenses for services that benefit all three business segments. Because of this unallocated expense, the operating income of each segment does not reflect the operating income the segment would have as a stand-alone business.
(4)	Recycled ferrous metal sales from MRB to SMB and autobody sales from APB to MRB are made at negotiated rates per ton that are intended to approximate market prices. Consequently, these intercompany revenues produce intercompany operating income, which is not recognized until the finished products are sold to third parties.
(5)	Cost of Goods Sold balances disclosed above include amounts for environmental matters separately stated on the Consolidated Statements of Income. See part II, Item 8 of this report.

Revenues

Consolidated revenues for fiscal 2007 increased $718 million, or 39%, to $2.6 billion from $1.9 billion in fiscal 2006. Revenues in fiscal 2007 increased for all Company business segments. The increase was primarily the result of higher volumes in all business segments due to the Company’s focus on increasing throughput, the added volumes from a full year of operations for the acquisitions made in fiscal 2006 and increases in the market price of scrap and steel.

Consolidated revenues for fiscal 2006 increased $1.0 billion, or 117%, to $1.9 billion from $853 million in fiscal 2005. Revenues increased as a result of the acquisitions made in the MRB and APB reporting segments in fiscal 2006 and an increase in production from SMB.

Cost of Goods Sold

Consolidated cost of goods sold increased $651 million, or 43%, to $2.2 billion for fiscal 2007, compared to the prior year. Cost of goods sold in fiscal 2007 increased for all business segments, primarily resulting from increased material prices and increases due to a full year of operations for the acquisitions made in fiscal 2006. As a percentage of revenues, cost of goods sold increased from 82% in fiscal 2006 to 85% in fiscal 2007.

Consolidated cost of goods sold increased $893 million, or 141%, to $1.5 billion for fiscal 2006 compared to the prior year. As a percentage of revenues, cost of goods sold increased from 74% in fiscal 2005 to 82% in fiscal 2006 mainly as a result of acquisitions that occurred during fiscal 2006.

Selling, General and Administrative Expense

SG&A expense increased $29 million, or 19%, to $186 million for fiscal 2007 compared to the prior year. The $29 million increase over fiscal 2006 was due to higher SG&A expense incurred at each of the reporting segments, totaling $39 million combined, which was partially offset by a $10 million decrease at Corporate. These increases at the reporting segments were primarily attributable to an increase in compensation expense of $22 million due to increased headcount, bonuses and share-based compensation expense recognized for fiscal 2007, a $12 million increase related to higher allocated information technology costs as a result of the implementation and maintenance of an enterprise resource planning (“ERP”) software application, including related hardware upgrades and support, and other information technology costs. The net decrease at Corporate over the prior year was due primarily to the $15 million charge in fiscal 2006 associated with the establishment of a reserve related to the penalties that the Company estimated would be imposed by the DOJ and the SEC in connection with the investigation into the Company’s past payment practices in Asia as discussed in Note 11 – Commitments and Contingencies in the notes to the consolidated financial statements in Part II, Item 8 of this report. The net decrease at Corporate for fiscal 2007 included an $8 million increase in compensation costs resulting from increased headcount, bonus and share-based compensation expense.

SG&A expenses increased $99 million, or 170%, to $157 million for fiscal 2006 compared to the prior year. These increases were primarily attributable to a $55 million increase in SG&A expenses from the businesses acquired in fiscal 2006 and a $15 million increase in costs associated with the DOJ and the SEC investigation, as discussed in Note 11 – Commitments and Contingencies, in the notes to the consolidated financial statements in Part II, Item 8 of this report. In addition, there were increases of $7 million in contract labor, legal and accounting fees, an increase of $7 million in compensation costs and a $3 million increase in share-based compensation expense recognized in fiscal 2006.

Interest Expense

Interest expense was $8 million, $3 million and $1 million for fiscal 2007, 2006 and 2005, respectively. The increase from fiscal 2006 to 2007 reflects higher average interest rates and the Company carrying higher average debt balances during fiscal 2007 in order to complete and integrate acquisitions, as well as to support the increased level of working capital for the operations of these acquisitions, in addition to $110 million related to share repurchases. For more information about the Company’s outstanding debt balances, see Note 10 — Long-Term Debt, in the notes to the consolidated financial statements in Part II, Item 8 of this report. The increase from fiscal 2005 to fiscal 2006 was the result of higher average interest rates and the Company carrying higher average debt balances.

Other Income, Net of Interest Expense

Other income was $4 million, $60 million and $1 million for fiscal, 2007, 2006 and 2005, respectively. During fiscal 2006, the Company recorded a pre-tax gain of $57 million that arose from the HNC separation and termination agreement, based on the difference between the excess values of businesses acquired over the carrying value of the businesses sold. For a more detailed discussion of the HNC joint venture separation and termination agreement, see Note 7 – Business Combinations, in the notes to the consolidated financial statements in Part II, Item 8 of this report.

Income Tax Expense

The tax rates were 36.1%, 37.5% and 35.3% for fiscal 2007, 2006 and 2005, respectively. The tax rate in fiscal 2006 was higher than in fiscal 2007 primarily because of an accrual recorded in fiscal 2006 of $14 million for nondeductible penalties and profits disgorgement expensed in connection with the settlement of the SEC and DOJ investigation (see Item 3 Legal Proceedings). The nondeductible expense increased the fiscal 2006 tax rate by 2.1%. In addition, the fiscal 2006 tax rate was higher than normal because it included an estimated tax rate of 38.0% for the non-recurring $57 million gain arising from the HNC separation and termination (see Note 7 - Business Combinations, in the notes to the consolidated financial statements in Part II, Item 8 of this report), that was higher than the rate applicable to the Company’s recurring income. The 36.1% fiscal 2007 tax rate was comprised of the 35.0% federal statutory rate, a 1.5% effective state rate and 1.5% for nondeductible officers’ compensation, offset by a 1.9% benefit from a Section 199 manufacturing deduction and the Extraterritorial Income Exclusion benefit on export sales.

Financial results by segment

The Company operates its business across three reportable segments: MRB, APB and SMB. Additional financial information relating to these business segments is contained in Note 17 - Segment Information, in the notes to the consolidated financial statements in Part II, Item 8 of this report.

Metals Recycling Business

	For The Year Ended August 31,
				% Increase/(Decrease)
	2007	2006	2005	2007 vs 2006		2006 vs 2005

(In thousands, except for prices)
Ferrous Revenues:
Processing	$1,300,787	$801,224	$488,206	62%		64%
Trading	381,066	330,296	—	15%		N/A
Nonferrous revenues	395,737	266,773	70,747	48%		277%
Other	11,681	8,490	21,194	38%		(60%	)

Total revenues	2,089,271	1,406,783	580,147	49%		142%
Cost of goods sold	1,850,597	1,235,151	450,652	50%		174%
Selling, general and administrative expense	78,516	48,144	17,792	63%		171%
(Income) from joint ventures(2)	(5,441)	(4,201)	—	30%		N/A

Segment operating income	$165,599	$127,689	$111,703	30%		14%

Average Ferrous Sales Prices ($/LT)(1)
Domestic	$256	$217	$217	18%		0%
Export	$266	$214	$238	24%		(10%	)
Average for all processing	$263	$215	$230	22%		(7%	)
Trading	$279	$226	$—	23%		N/A
Ferrous Processing Sales Volume (LT, in thousands)
Steel Manufacturing Business	705	668	625	6%		7%
Other Domestic	722	523	65	38%		705%

Total Domestic	1,427	1,191	690	20%		73%
Export	2,865	2,098	1,175	37%		79%

Total processed ferrous	4,292	3,289	1,865	30%		76%
Ferrous Trading Sales Volumes (LT, in thousands)	1,212	1,272	—	(5%	)	N/A

Total Ferrous Sales Volume (LT, in thousands)	5,504	4,561	1,865	21%		145%

Average Nonferrous Sales Price ($/pound)	$1.02	$0.87	$0.56	17%		55%
Nonferrous Sales Volumes (pounds, in thousands)	383,086	301,610	125,745	27%		140%
Outbound freight included in revenues	$219,382	$139,258	$59,336	58%		135%

(1)	Price information is shown after excluding the cost of freight incurred to deliver the product to the customer.

(2)	As a result of the HNC joint venture separation and termination agreement, the Joint Venture segment was eliminated and the results for the two entities acquired in this transaction, in which the Company had a previous interest, and all remaining Joint Ventures were consolidated into MRB as of the beginning of fiscal 2006. The Company determined that retroactively adjusting prior period results for entities acquired in this transaction is not meaningful given that the Company was a 50% partner and was not involved in managing the day-to-day operations of these entities prior to the separation.

Fiscal 2007 compared with fiscal 2006

Revenues

MRB generated revenues of $2.1 billion for fiscal 2007 before intercompany eliminations, an increase of $682 million, or 49%, over fiscal 2006. The increase was primarily attributable to increased sales volumes as a result of the focus on increasing throughput at its processing facilities and prevailing market conditions whereby scrap metal demand was higher than supply, resulting in higher average net selling prices and higher sales volumes. Outbound freight costs, which, are included in the gross sales price, increased by 58% to $219 million for fiscal 2007 compared to fiscal 2006, primarily due to increased volumes and higher ocean freight rates.

Ferrous revenues increased $550 million, or 49%, to $1.7 billion during fiscal, 2007 compared to the prior year. The increase in ferrous revenues was driven by both higher average net sales prices and increased volumes. The average net sales price for ferrous processing increased $48 per ton, or 22% from fiscal 2006 to fiscal 2007. The average net sales price for ferrous trading increased $53 per ton, or 23%, in fiscal 2007, compared to fiscal 2006.

Ferrous processing sales volume increased by 1.0 million tons, or 30%, to 4.3 million tons in fiscal 2007 compared to fiscal 2006. The increase was primarily the result of the strategy to increase the volume of metal purchases and maximize throughput, which was accomplished through continued acquisitions of metal recyclers and increased purchases of ferrous materials. Ferrous trading sales volume remained fairly consistent at 1.2 million tons for both fiscal 2007 and 2006. Other domestic sales volume increased 38% to 722,000 tons in fiscal 2007, primarily as a result of the Regional acquisition made during fiscal 2006.

Nonferrous revenues increased $129 million, or 48%, to $396 million for fiscal 2007 compared to the same period last year. The increase in nonferrous revenues was driven by both higher average net sales prices and increased volume. The average net sales price increased $0.15, or 17%, to $1.02 per pound for fiscal 2007 over fiscal 2006. The increase in sales price per pound was the result of an improved product mix due to Regional and other acquisitions and increased Asian demand for nonferrous metals. Nonferrous pounds shipped increased 81 million pounds, or 27%, to nearly 383 million pounds for fiscal 2007, compared to the prior year. The increase in pounds shipped was primarily due to improvement in the recovery of nonferrous materials processed through the new mega-shredders, which have state of the art back-end sorting systems and the higher overall volume being processed.

Segment Operating Income

Operating income for MRB was $166 million, or 8% of revenues in fiscal 2007, compared to $128 million, or 9% of revenues, in fiscal 2006. The increase in operating income reflects the impact of the higher sales volume and the improved performance discussed above, partially offset by higher raw material costs, which increased on average 23%, over fiscal 2006. While the majority of the higher material cost was recovered through the higher net sales prices discussed above, operating income was reduced as a percent of revenues. Further offsetting the increases in average sales prices and volume was a $30 million increase in SG&A expenses compared to the prior year, primarily due to $21 million of higher compensation costs as a result of increased headcount, bonuses, and share-based compensation expense and a $5 million increase in allocated ERP and other information technology costs.

Fiscal 2006 compared with fiscal 2005

MRB generated revenues of $1.4 billion for fiscal 2006, before intercompany eliminations, an increase of $827 million, or 142% over fiscal 2005. Ferrous revenues increased $643 million, or 132% over fiscal 2005, primarily due to acquisition-related volume increases, which were partially offset by the decrease in the average net selling price for ferrous metal in fiscal 2006. Nonferrous revenues increased $196 million, or 277%, over fiscal 2005, primarily as a result of increased sales generated by the acquired entities and an increase of $0.31 per pound, or 55%, in the average nonferrous sales price. Operating income for MRB was $128 million, or 9% of revenues, in fiscal 2006, compared to $112 million, or 19% of revenues, in fiscal 2005. The $16 million increase in operating income was directly related to the increase in sales volume as a result of entities acquired in fiscal 2006.

Outlook

Demand for recycled ferrous metal is driven by world wide steel making capacity. In recent years, steel making capacity has increased significantly, primarily in the developing economies of the Middle-East and Asia. Due to this increased capacity, the demand for recycled metal has increased while at the same time the supply of metal available for recycling has not kept pace. As a result, prices for recycled metals have increased to levels higher than experienced in previous economic cycles. The Company believes these fundamentals will remain in the place for fiscal 2008, and while prices will continue to remain volatile, the general level of prices will be consistent with fiscal 2007.

To better take advantage of the positive markets in which it operates, MRB has made significant investments in the past two fiscal years to upgrade its equipment and infrastructure. MRB believes these investments will enable it to increase its capacity to process recycled metal, increase the extraction of higher value materials and improve overall operating efficiency. The additional capacity and improved efficiencies support MRB’s efforts to seek additional sources of supply and increase the throughput at its processing facilities. Due to the strong demand described above, the competition for recycled metal has been increasing, and MRB expects its efforts to maintain and increase the supply of recycled material it is able to purchase from suppliers could result in higher prices for those inputs. Nonetheless, MRB believes the size, breadth and efficiency of its operations provide it with a competitive advantage in procuring raw material and will allow it to continue to grow the volume of material available for sale into the world markets during fiscal 2008.

MRB also believes its access to deep water ports provide it with an efficient platform for exporting recycled metals to customers in Asia, the Middle East and around the world. MRB utilizes ocean going vessels to access these markets and the demand for vessels of the size and type required by MRB has been increasing. Historically, any change in the cost of shipping has been reflected in the price paid by customers for the metals being delivered. However, toward the end of fiscal 2007, the cost of shipping began to rise significantly, and while MRB believes the historical relationship between the prices for recycled metal and the cost of shipping the product to customers in Asia and elsewhere will remain consistent, rapid changes in shipping costs may result in margin pressures during fiscal 2008.

Auto Parts Business

	For the Year Ended August 31,
				% Increase/(Decrease)
(in thousands)	2007	2006	2005	2007 vs 2006	2006 vs 2005

Revenues	$266,354	$218,130	$107,808	22%	102%
Cost of goods sold	181,859	141,741	64,136	28%	121%
Selling, general and administrative expense	55,445	48,055	15,592	15%	208%

Segment operating income	$29,050	$28,334	$28,080	3%	1%

Fiscal 2007 compared with fiscal 2006

Revenues

APB generated revenues of $266 million for fiscal 2007, before intercompany eliminations, an increase of $48 million, or 22%, over fiscal 2006. The increase over the prior year was primarily driven by increased sales of scrapped vehicles and cores, higher average sales prices and higher sales volume. Core revenue increased $10 million, or 35%, over the prior year, primarily due to a $22 increase in the average core sales per car and an increase of 32,000 cars crushed. Scrap vehicle revenue from the self-service business increased $13 million, or 38%, over the prior year, resulting from a $41 increase in the average scrap sales price per car and an increase in volume of 21,000 tons shipped. In addition, full-service revenue increased $22 million over the prior year due to higher parts sales across several product types and as a result of a full year of revenues for the GreenLeaf full-service business, which was acquired during the first quarter of fiscal 2006. During fiscal 2007, APB also benefited from the improved revenue contribution of the five stores converted from full-service to self-service compared to the same period last year.

Segment Operating Income

Operating income for APB was $29 million, or 11% of revenues, in fiscal 2007, compared to $28 million, or 13% of revenues, in fiscal 2006. The slight increase in operating income for fiscal 2007 reflects the impact of higher sales volume and improved performance at the full-service stores, offset by higher raw material costs, which increased $49 per car, or 35%, over fiscal 2006. Scrap tons sold increased 40,000 tons, or 14%, from 282,000 for fiscal 2006 to 322,000 for fiscal 2007. The increases in operating income were further offset by a $7 million increase in SG&A expenses compared to the prior year, primarily attributable to a $6 million increase in allocated ERP and other information technology costs and a $2 million increase in compensation expenses.

Fiscal 2006 compared with fiscal 2005

APB generated revenues of $218 million for fiscal 2006, before intercompany eliminations, an increase of $110 million, or 102%, over fiscal 2005. The increase in revenues was primarily attributable to $90 million of revenues generated from the GreenLeaf acquisition that occurred during fiscal 2006. Operating income for APB was $28 million, or 13% of revenues in fiscal 2006, compared to operating income of $28 million, or 26% of revenue, for fiscal 2005. The decrease in margins primarily attributable to APB’s entry into the full-service used parts market, which has higher costs associated with the purchase and removal of parts sold through the full-service distribution model, and increased demand and competition for unprocessed metals, which increased the costs for the purchase of cars in the self-service distribution model.

Outlook

APB operates two distribution channels in the used auto parts industry. The first, self-service auto parts, is primarily focused on older, end-of-life vehicles. Self-service revenues are driven by admissions and parts sales as well as wholesale revenues from the sale of cores and scrapped vehicles. APB remains committed to increasing its purchases of scrapped vehicles and believes that the increased volume should result in higher revenues from the sale of cores and scrap in fiscal 2008.

Demand in APB’s second distribution channel, full-service used auto parts, is driven primarily by the professional repair market. APB’s strategy has been to increase both the quantity and quality of its inventory by utilizing computer buying models that focus on acquiring used autos that contain high demand parts, which it believes will enable it to increase sales in its full-service distribution channel in fiscal 2008.

Steel Manufacturing Business

	For the Year Ended August 31,
				% Increase/(Decrease)
(in thousands)	2007	2006	2005	2007 vs 2006	2006 vs 2005

Revenues	$424,550	$386,610	$315,476	10%	23%
Cost of goods sold	353,810	306,849	268,913	15%	14%
Selling, general and administrative expense	6,385	4,970	3,902	28%	27%

Segment operating income	$64,355	$74,791	$42,661	(14)%	75%

Average sales price ($/ton)(1)	$575	$528	$512	9%	3%
Finished steel products sold (tons, in thousands)	713	703	595	1%	18%

(1)	Price information is shown after excluding the cost of freight incurred to deliver the product to the customer.

Fiscal 2007 compared with fiscal 2006

Revenues

SMB generated revenues of $425 million for fiscal 2007, before intercompany eliminations, an increase of $38 million, or 10%, over fiscal 2006. The increase over the prior year was the result of higher average net sales prices for finished steel products, due in part to strong demand, increased sales volume and an improved product mix. Sales volume increased 10,000 tons, or 1%, to 713,000 tons in fiscal 2007 compared to the prior year. The average net selling price increased $47 per ton, or 9%, to $575 per ton in fiscal 2007 compared to fiscal 2006 and resulted in increased revenues of $34 million.

Segment Operating Income

Operating income for SMB was $64 million, or 15% of revenues, in fiscal 2007, compared to $75 million, or 19% of revenues, in fiscal 2006. The decrease in operating income reflects the impact of a 20% increase in the cost of scrap metal, which outpaced the 9% increase in average sales price per ton, an increase of $17 per ton in conversion costs, primarily related to higher costs for raw materials, other than scrap metals and $3 million in costs associated with the planned shut down of the larger rolling mill in the third quarter of fiscal 2007. SMB acquired all of its scrap metal requirements from MRB at negotiated rates intended to approximate market prices.

Fiscal 2006 compared with fiscal 2005

SMB generated revenues of $387 million in fiscal 2006, before intercompany eliminations, an increase of $71 million, or 23%, over fiscal 2005. The increase in revenue was primarily attributable to an increase in the number of tons sold of 108,000 tons, or 18%, and an increase of $16 per ton in the average net selling price in fiscal 2006 over fiscal 2005. The increase in sales volume was primarily due to increased demand from customers and capital improvements by SMB that enabled the steel mill to increase output to meet the demand. The average net selling price increased as a result of increased worldwide steel consumption and higher raw material costs that manufacturers passed through in the form of higher prices. Operating income for SMB in fiscal 2006 was $75 million, or 19% of revenues, compared to fiscal 2005 operating income of $43 million, or 14% of revenues. The higher operating margins were primarily attributable to the increase in production and a reduction in labor costs, raw material costs and melt shop conversion costs, reflecting the efficiencies gained through capital and equipment improvements.

Outlook

SMB sells its products primarily to construction markets located on the West Coast of the U.S. In the past few years, demand in these markets has been strong and West Coast steel manufacturers have generally been operating at full capacity. The strong demand has attracted competition from imported steel but prices have remained high by historical standards. As the market for steel products is worldwide, the level of imports is dependent upon differences in market prices in the U.S. and that attainable in other markets around the world.

West Coast demand for steel is based upon both residential and non-residential construction activity. During 2007, lower demand caused by a slowdown in the housing sector was offset by continued good demand in commercial construction. While the latter is closely related to economic conditions in the region, the high level of expected state and federal government spending in the West related to highway infrastructure may provide an offset to any weakening in commercial construction activity going forward.

To better take advantage of the positive market environment in which it operates, SMB has made a serious of capital investments that have increased capacity and improved efficiencies. As a result of these investments, capacity at the mill has been increased from around 600,000 tons annually prior to 2005 to greater than 750,000 tons currently. In 2008, SMB believes market demand will enable it to sell the incremental product it is able to produce.

The increased demand for steel worldwide has resulted in higher prices for the raw materials used in steel making, including scrap metal, alloys and fluxes. The ability of steel manufacturers to pass through increased costs is a function of demand in the markets in which they operate. During 2007, margins at SMB declined as the rise in raw material costs was greater than the increase in net selling prices. During 2008, raw material prices are expected to remain firm, and the ability of SMB to pass through these costs will be dependent upon the strength of market demand and the level of competition from foreign imports.

Liquidity and Capital Resources

The Company relies on cash provided by operating activities as a primary source of liquidity, supplemented by current cash resources and existing credit facilities.

Sources and Uses of Cash

The Company had cash balances of $13 million, $25 million and $21 million at August 31, 2007, 2006 and 2005, respectively. Cash balances are intended to be used for working capital and capital expenditures.

Net cash provided by operating activities in fiscal 2007 was $179 million, which included net income of $131 million, $41 million of depreciation and amortization expense, an increase in accounts payable of $17 million due to the timing of payments and a decrease in inventory of $15 million due to timing of shipments. These sources of cash were partially offset by a $43 million increase in accounts receivable due to the high volume of shipments made in the fourth quarter, and the $15 million payment for the SEC and DOJ settlement. Net cash provided by operating activities was $105 million and $146 million in fiscal 2006 and 2005, respectively. The decline in cash provided by operating activities in fiscal 2006 compared to fiscal 2005 was the result of a slight decrease in net income of $4 million, and a decrease in the impact of non-cash items, which was primarily related to a non-cash gain from the HNC separation and termination agreement in 2006, along with tax benefits from employee stock options.

Net cash used in investing activities in fiscal 2007 was $117 million compared to $198 million in fiscal 2006 and $72 million in fiscal 2005. Net cash used in investing activities in fiscal 2007 included $81 million in capital expenditures to upgrade the Company’s equipment and infrastructure and $45 million in acquisitions completed in fiscal 2007. The increase in outflows for investing activities in fiscal 2006 compared to fiscal 2005 was primarily related to capital expenditure costs to modernize and upgrade the Company’s infrastructure and equipment, along with significant acquisitions that occurred in fiscal 2006.

Net cash used in financing activities for fiscal 2007 was $74 million, compared to $97 million of cash provided by financing activities in fiscal 2006 and net cash used by financing activities of $65 million in fiscal 2005. The increase in cash used in financing activities from fiscal 2006 to 2007 was primarily due to $110 million in share repurchases, partially offset by $40 million provided by net borrowings. The increase in cash from financing activities in fiscal 2006 compared to fiscal 2005 was a result of the Company’s increased borrowings in fiscal 2006.

Credit Facilities

The Company has short-term borrowings consisting primarily of an unsecured credit line, which was increased on March 1, 2007, by $5 million to $20 million. This line of credit expires on March 1, 2008. Interest rates on outstanding indebtedness under the unsecured line of credit are set by the bank at the time of borrowing. The credit available under this agreement is uncommitted. The Company had $20 million of borrowings outstanding on this line as of August 31, 2007. The weighted average interest rate on this line was 5.98% at August 31, 2007. There were no amounts outstanding under the agreement as of August 31, 2006.

In November 2005, the Company entered into an amended and restated unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto, which was amended in July 2007. The revised agreement provides for a five-year, $450 million revolving credit facility loan maturing in July 2012. Interest rates on outstanding indebtedness under the amended agreement are based, at the Company’s option, on either the London Interbank Offered Rate (“LIBOR”) plus a spread of between 0.50% and 1.00%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.10% and 0.25% based on a pricing grid tied to the Company’s leverage ratio.

As of August 31, 2007 and 2006, the Company had borrowings outstanding under the credit facility of $115 million and $95 million, respectively.

The two bank credit agreements contain various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of August 31, 2007, the Company was in compliance with all such covenants, representations and warranties.

In addition, as of August 31, 2007 and 2006, the Company had $8 million of long-term bonded indebtedness that matures in January 2021.

Capital Expenditures

Capital expenditures totaled $81 million, $87 million and $48 million for fiscal 2007, 2006 and 2005, respectively. The increases in capital expenditures primarily reflect the Company’s significant investments in modern equipment to improve the efficiency and capabilities of its businesses and to further enhance the Company’s competitiveness. The capital expenditures in fiscal 2007 included partial payments for the installation of new mega-shredders at the Company’s Oakland, California; Everett, Massachusetts; and Portland, Oregon export facilities, major repairs to the dock at the Portland, Oregon facility and other upgrades to equipment and infrastructure at the MRB facilities. The Company also expended capital for the implementation of a point-of-sale system at its self-service used auto parts stores, the conversion of five sites acquired in the GreenLeaf acquisition to the Company’s self-service store model and the upgrade of the reheat furnace, billet craneway and other projects at the SMB facility designed to improve efficiency and increase output. The Company anticipates that capital expenditures in fiscal 2008 will approximate the expenditures made in fiscal 2007. Capital projects in fiscal 2008 are expected to include significant enhancements to the Company’s information technology infrastructure, further investments in technology to improve the recovery of nonferrous materials from the shredding process, the establishment of additional nonferrous collection facilities, improvements to the Company’s marine shipping infrastructure and further investments to improve efficiency, increase worker safety and enhance environmental systems. The Company expects to use cash from operations to fund capital expenditures and available lines of credit to fund acquisitions in fiscal 2008.

Share Repurchase Program

Pursuant to a share repurchase program as amended in 2001 and in October 2006, the Company is authorized to repurchase up to 6.0 million shares of its Class A Common stock when management deems such repurchases to be appropriate. Management evaluates long and short-range forecasts as well as anticipated sources and uses of cash before determining the course of action that would best enhance shareholder value. Prior to fiscal 2007, the Company had repurchased 1.3 million shares under the program. In fiscal 2007, the Company repurchased a total of 2.5 million shares under this program, leaving 2.2 million shares available for repurchase.

Pension Contributions

The Company maintains a defined benefit plan for certain of its non-union employees. In fiscal 2006, pension benefits were frozen for employees covered under this plan. Employees participating in the defined benefit plan and other employees of the Company will receive future retirement benefits under defined contribution retirement plans sponsored by the Company, which makes periodic contributions to fund the plans within the range allowed by applicable regulations. The Company makes contributions to a defined benefit pension plan, several defined contribution plans and several multi-employer pension plans. Contributions vary depending on the plan and are based upon plan provisions, actuarial valuations and negotiated labor agreements. In fiscal 2006, the Company froze further benefit accruals in its defined benefit plan and as a result made no further contributions in fiscal 2007 and anticipates making no contributions in fiscal 2008. However, changes in the discount rate or actual investment returns different from the expected long-term rate of return on plan assets could require the Company to make future contributions. The Company believes any additional funding requirements would not have a material impact on its financial condition. See Note 12 – Employee Benefits, in the notes to the consolidated financial statements in Part II, Item 8 of this report for further discussion of the Company’s retirement benefit plans. The Company expects to make contributions to its various defined contribution plans of approximately $9 million in fiscal 2008. Included in this amount is $4 million, of contributions the Company anticipates making to the multi-employer plans, including a contribution of more than $2 million for the multi-employer plan benefiting union employees of SMB.

Assessment of Liquidity and Capital Resources

Historically, the Company’s available cash resources, internally generated funds, credit facilities and equity offerings have financed its acquisitions, capital expenditures, working capital and other financing needs.

The Company believes its current cash resources, internally generated funds, and existing credit facilities will provide adequate financing for acquisitions, capital expenditures, working capital, joint ventures, stock repurchases, debt service requirements, post-retirement obligations and future environmental obligations for the next twelve months. In the longer-term, the Company may seek to finance business expansion with additional borrowing arrangements or additional equity financing.

Off-Balance Sheet Arrangements

With the exception of operating leases, the Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial conditions, results of operations or cash flows. The Company enters into operating leases for both new equipment and property.

Contractual Obligations and Commitments

The Company has certain contractual obligations to make future payments. The following table summarizes these future obligations as of August 31, 2007 (in thousands):

	Payment Due by Period
	2008	2009	2010	2011	2012	Thereafter	Total

Contractual Obligations

Long-term debt	$78	$66	$30	$2	$115,000	$7,700	$122,876
Interest payments on long-term debt	7,262	7,262	7,262	7,262	6,683	2,630	38,361
Capital leases, including interest	334	319	274	255	255	574	2,011
Pension funding obligations	145	139	139	117	117	1,416	2,073
Operating leases	12,968	11,432	8,462	6,537	4,146	7,975	51,520
Service obligation	1,963	1,962	654	-	-	-	4,579
Purchase obligations:
Materials purchase commitment	2,391	1,161	1,161	1,161	774	-	6,648
Gas contract(1)	9,593	9,654	9,654	7,221	-	-	36,122
Electric contract(2)	1,925	1,925	1,925	1,925	175	-	7,875

Total	$36,659	$33,920	$29,561	$24,480	$127,150	$20,295	$272,065

(1)	SMB has a take-or-pay natural gas contract that currently requires a minimum purchase of 3,435 MMBTU per day at tiered pricing, whether or not the amount is utilized. Effective April 1, 2006 through October 31, 2007, the blended rate was $8.22 per MMBTU. The blended rate decreases to $7.70 effective November 1, 2007 through October 31, 2008. The contract expires on May 31, 2011.
(2)	SMB has an electricity contract with MWL that requires a minimum purchase of electricity at a rate subject to variable pricing, whether or not the amount is utilized. The fixed portion of the contract obligates SMB to pay $175,000 per month for eleven months each year until the contract expires in September 2011.

Critical Accounting Policies and Estimates

The Company has identified critical accounting estimates, which are those that are most important to the Company’s portrayal of its financial condition and operating results. These estimates require difficult and subjective judgments, including whether estimates are required to be made about matters that are inherently uncertain, if different estimates reasonably could have been used, or if changes in the estimates that are reasonably likely to occur could materially impact the financial statements. Significant estimates underlying the accompanying consolidated financial statements include inventory valuation, goodwill and other intangible asset valuation, environmental costs, contingencies, assessment of the valuation of deferred income taxes and income tax contingencies, pension plan assumptions, share-based compensation assumptions and revenue recognition.

Inventories

The Company’s inventories primarily consist of ferrous and nonferrous unprocessed metals, ferrous processed metals, used and salvaged vehicles and finished steel products consisting of rebar, coiled rebar, merchant bar and wire rod. Inventories are stated at the lower of cost or market. MRB determines the cost of ferrous and nonferrous inventories principally using the average cost method and capitalizes substantially all direct costs and yard costs into inventory. APB establishes cost for used and salvage vehicle inventory based on the average price the Company pays for a vehicle. The self-service business capitalizes only the vehicle cost into inventory while the full-service business capitalizes the vehicle cost, dismantling and, where applicable, storage and towing fees into inventory. SMB establishes its finished steel product inventory cost based on a weighted average cost and capitalizes all direct and indirect costs of manufacturing into inventory. Indirect costs of manufacturing include general plant costs, maintenance, human resources and yard costs.

The accounting process utilized by the Company to record unprocessed metal and used and salvage vehicle inventory quantities relies on significant estimates. With respect to unprocessed metals inventory, the Company relies on perpetual inventory records that utilize estimated recoveries and yields that are based on historical trends and periodic tests for certain unprocessed metal commodities. Over time, these estimates are reasonably good indicators of what is ultimately produced; however, actual recoveries and yields can vary depending on product quality, moisture content and source of the unprocessed metals. If ultimate recoveries and yields are significantly different than estimated, the value of the Company’s inventory could be materially overstated or understated. To assist in validating the reasonableness of these estimates, the Company runs periodic tests and performs monthly physical inventory estimates. However, due to variations in product density, holding period and production processes utilized to manufacture the product, physical inventories will not necessarily detect all variances. To mitigate this risk, the Company adjusts the value of its ferrous physical inventories when the volume of a commodity is low and a physical inventory count can more accurately predict the remaining volume. In addition, the Company establishes inventory reserves based upon historical experience of adjustments to further mitigate the risk of significant adjustments when determined reasonable. Currently the reserve is established at 1.0% of processed ferrous inventory. An increase in the reserve of 0.5% would reduce the value of inventory by less than $1 million. The Company does not maintain a reserve for nonferrous inventory, as quantities on hand by yard turn over rapidly and are typically low enough that amounts can be accurately determined.

Goodwill and Other Intangible Assets

In assessing the recoverability of goodwill and other intangible assets with indefinite lives, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and related assumptions change in the future, the Company may be required to record impairment charges not previously recorded. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”), the Company is required to assess goodwill for impairment at least annually using a two-step process that begins with an estimation of the fair value of the reporting unit. The first step determines whether or not impairment has occurred by estimating the fair value of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. The second step measures the amount of any impairment. These tests utilize fair value amounts that are determined by estimated future cash flows developed by management. Selected costs and statistics used to evaluate goodwill are typically related to pricing and volumes of goods sold, costs as a percentage of revenues and the cyclicality inherent in the Company’s industries.

Environmental Costs

The Company operates in industries that inherently possess environmental risks. To manage these risks, the Company employs both its own environmental staff and outside consultants. Environmental staff and finance personnel meet regularly to stay updated on environmental risks. The Company estimates future costs for known environmental remediation requirements and accrues for them on an undiscounted basis when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The regulatory and government management of these projects is extremely complex, which is one of the primary factors that make it difficult to assess the cost of potential and future remediation of potential sites. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the financial statements. If further developments or resolution of an environmental matter results in facts and circumstances that are significantly different than the assumptions used to develop these reserves, the accrual for environmental remediation could be materially understated or overstated. Adjustments to these liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or when expenditures for which reserves are established are made. The factors which the Company considers in its recognition and measurement of environmental liabilities include the following:

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

Accrued Worker’s Compensation Costs

The Company is self-insured up to a maximum amount per claim for worker’s compensation claims and, as such, a reserve for the costs of claims that have not been paid and the estimated cost of incurred but not reported claims as of the balance sheet date is estimated. The Company’s exposure to claims is protected by various stop-loss insurance policies. The reserve is established based on historical claim experience. At August 31, 2007 and 2006, the Company accrued $7 million and $4 million, respectively, for the estimated cost of worker’s compensation claims. If the ultimate development of these claims is significantly different than those that have been estimated, the accrual for future worker’s compensation claims could be materially overstated or understated.

Deferred Taxes

Deferred income taxes reflect the differences at fiscal year-end between the financial reporting and tax basis of assets and liabilities, based on enacted tax laws and statutory tax rates. Tax credits are recognized as a reduction of income tax expense in the year the credit arises. Periodically, the Company reviews its deferred tax assets to assess whether a valuation allowance is necessary. A valuation allowance is established to reduce deferred tax assets, including net operating loss carryforwards, to the extent the assets are more likely than not to be unrealized. Although realization is not assured, management believes it is more likely than not that the Company’s deferred tax assets will be realized. If the ultimate realization of the Company’s deferred tax assets is significantly different than the expectations, the value of our deferred tax assets could be materially overstated.

Pension Plans

The Company sponsors a defined benefit pension plan for certain of its non-union employees. Pension plans are a significant cost of doing business, and the related obligations are expected to be settled far in the future. Accounting for defined benefit pension plans results in the current recognition of liabilities and net periodic pension cost over employees’ expected service periods based on the terms of the plans and the impact of the Company’s investment and funding decisions. The measurement of pension obligations and recognition of liabilities and costs require significant assumptions. Two critical assumptions, the discount rate and the expected long-term rate of return on the assets of the plan, may have an impact on the Company’s financial condition and results of operations. Actual results will often differ from assumptions relating to long-term rates of return for equities and fixed income securities because of economic and other factors. The discount rate assumption as of August 31, 2007 was 6.0%. A 0.5% increase or decrease in the discount rate would reduce or increase the net pension liability by approximately $1 million as of August 31, 2007 and accumulated other comprehensive income would be reduced or increased by the same amount, adjusted for taxes, and net periodic cost for fiscal 2007 would be reduced or increased by $161,000. The weighted average expected return on assets assumption as of August 31, 2007 was 7.0%. The expected return on assets is a long-term assumption whose accuracy can only be measured over a long period based on past experience. A 0.5% increase or decrease in this assumption would reduce or increase net periodic pension cost by $70,000.

The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (“SFAS 158”) on August 31, 2007. SFAS 158 requires an employer to recognize the funded status of its defined benefit pension and postretirement benefit plans as a net asset or liability in its statement of financial position, with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income. Following the adoption of SFAS 158, additional minimum pension liabilities and related intangible assets are no longer recognized. For further detail regarding the Company’s pension plans, refer to Note 12 - Employee Benefits, in the notes to the consolidated financial statements in Part II, Item 8 of this report.

Share-based Compensation

Effective September 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Shared-Based Payment” (“SFAS 123(R)”), which requires the recognition of the fair value of share-based compensation in net income. The Company elected to utilize the modified prospective transition method for adopting SFAS 123(R), and therefore, did not retroactively adjust the results of prior periods. Under this transition method, compensation expense based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Share-Based Payment” for all share-based compensation awards granted prior to, but not yet vested as of, September 1, 2005, is being recognized in net income in the periods after the date of adoption. Share-based compensation expense for all share-based payment awards granted after September 1, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes compensation expense, net of a forfeiture rate, on a straight-line basis over the requisite service period of the award, which is generally the five-year vesting term for stock options and restricted stock units (“RSUs”) and the three-year performance period for performance-based shares. The Company estimated the forfeiture rate based on historical experience during the preceding five fiscal years. Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of subjective assumptions, including the expected life of the share-based payment awards and stock price volatility, which is based on historical month-end closing stock prices. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s share-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to fully vest. If the Company’s actual forfeiture rate is materially different from its estimate, the share-based compensation expense could be significantly different from what the Company has recorded in the current period. See Note 13 - Stock Incentive Plan, in the notes to the consolidated financial statements in Part II, Item 8 of this report.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” Revenue is recognized when the Company has a contract or purchase order from a customer with a fixed price, the title and risk of loss transfer to the buyer and collectibility is reasonably assured. Title for both scrap metal and finished steel products transfers upon shipment, based on either cost, insurance and freight (“CIF”) or free on board (“FOB”) terms. A significant portion of the Company’s ferrous export sales of recycled metal are made with letters of credit, reducing credit risk. However, domestic recycled ferrous metal sales, nonferrous sales and sales of finished steel are generally made on open account. For retail sales by APB, revenues are recognized when customers pay for parts or when wholesale products are shipped to the customer location. When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement recognition and disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt FIN 48 in the first quarter of fiscal year 2008. Management does not expect that the adoption will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires public companies to quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement as material, when all relevant quantitative and qualitative factors are considered. The adoption of SAB 108 by the Company at August 31, 2007 did not have an impact on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. Generally Accepted Accounting Principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will be required to adopt SFAS 157 in the first quarter of fiscal year 2009. Management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 establishes a fair value option under which entities can elect to report certain financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier application is encouraged, provided that the reporting entity also elects to apply the provisions of SFAS 157. SFAS 159 becomes effective for the Company in the first quarter of fiscal year 2009. Management is currently evaluating the requirements of SFAS 159 and has not yet concluded if the fair value option will be adopted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

The Company is exposed to risks associated with fluctuations in the market price for both ferrous and non-ferrous metals which are at times volatile. See the discussion under the section entitled “Risk Factors – Industries in which the Company operates, are cyclical and demand can be volatile, which could have a material adverse effect on the Company’s results of operations and financial condition.” in Part I, Item 1A of this report. The Company attempts to mitigate this risk by seeking to turn its inventories quickly rather than holding inventories in speculation of higher commodity prices.

The Company’s is also exposed to risks associated with fluctuations in the market prices for electricity and natural gas which are at times volatile. The Company’s risk strategy associated with the purchase of commodities utilized within its production processes has generally been to make certain commitments with suppliers relating to future expected requirements for such commodities. The Company’s gas contract contains provisions which require it to “take or pay” for specified quantities without regard to actual usage for 12 month periods. The Company’s commitments for natural gas with “take or pay” or other similar commitment provisions for the years ending August 31 are as follows (in thousands):

Obligation	2008	2009	2010	2011	2012	Thereafter	Total

Natural Gas	9,593	9,654	9,654	7,221	-	-	36,122

The Company believes that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process. The Company also purchases the electricity consumed at SMB pursuant to a contract which extends through September 2011. The contract designates hours annually as “interruptible service” and establishes an agreed fixed rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement. A 10% increase in electricity rates would result in a $1 million impact on fiscal 2007 cost of goods sold.

Interest Rate Risk

The Company is exposed to market risk associated with changes in interest rates related primarily to our debt obligations. The Company’s credit line and revolving credit facility are variable in rate and therefore have exposure to changes in interest rates. A 10% change in interest rates would result in a $1 million impact on fiscal 2007 interest expense.

Foreign Currency Risk

The Company’s international operations are subject to foreign exchange rate volatility. The Company’s risk strategy is to mitigate foreign currency exchange risk by entering into foreign currency forward contracts related to the expected cash receipts from sales denominated in euros.

The Company held foreign currency forward contracts denominated in euros with total notional amounts of $8 million at August 31, 2007. Assuming a hypothetical 10% weakening or strengthening of the U.S. dollar compared with euro at August 31, 2007, the fair value of the Company’s foreign currency contracts would decrease or increase, respectively by less than $1 million and the Company’s related derivative liability would increase by the same amount. It is important to note the increase or decrease in the derivative liability indicated in this sensitivity analysis would be somewhat offset by changes in the fair value of the underlying receivables. These offsetting gains and losses are not reflected in the above analysis.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules and exhibits are omitted, as the information is not applicable or is not required.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes policies and procedures that relate to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; provide reasonable assurance that all transactions are recorded as necessary to permit the preparation of the Company’s consolidated financial statements in accordance with generally accepted accounting principles and that the proper authorization of receipts and expenditures of the Company are being made in accordance with authorization of the Company’s management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management determined that the Company’s internal control over financial reporting was effective as of August 31, 2007.

Management has excluded three entities acquired in fiscal 2007 from its assessment of internal control over financial reporting as of August 31, 2007, because they were acquired by the Company in purchase business combinations during the year ended August 31, 2007. On a combined basis, total assets and revenues for these entities represented one percent of the related consolidated financial statement amounts as of and for the year ended August 31, 2007.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report, also audited the effectiveness of the Company’s internal control over financial reporting as of August 31, 2007, as stated in their report included herein.

John D. Carter	Gregory J. Witherspoon
President and Chief Executive Officer	Chief Financial Officer
October 29, 2007	October 29, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Schnitzer Steel Industries, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Schnitzer Steel Industries, Inc. and its subsidiaries at August 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the notes to the consolidated financial statements, the Company changed the manner in which it accounts for share based compensation as of September 1, 2005. As discussed in Note 12 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans as of August 31, 2007.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded three entities acquired in fiscal 2007 from its assessment of internal control over financial reporting as of August 31, 2007 because they were acquired by the Company in purchase business combinations during the year ended August 31, 2007. We have also excluded these entities from our audit of internal control over financial reporting. Total assets and revenues for these entities represented one percent of the related consolidated financial statement amounts as of and for the year ended August 31, 2007.

PricewaterhouseCoopers LLP

Portland, Oregon
October 29, 2007

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	August 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$13,410	$25,356
Restricted cash	-	7,725
Accounts receivable, net of reserves of
$1,821 in 2007 and $1,270 in 2006	170,212	118,839
Inventories, net	258,568	263,583
Deferred income taxes	8,685	7,285
Prepaid expenses and other	10,601	15,956

Total current assets	461,476	438,744
Property, plant and equipment, net	383,910	312,907
Other assets:
Investment in and advances to joint venture partnerships	9,824	8,859
Goodwill	277,083	266,675
Intangibles	12,090	10,958
Other assets	7,031	6,581

Total assets	$1,151,414	$1,044,724

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and capital lease obligations, current	$20,275	$100
Accounts payable	89,526	66,506
Accrued payroll and related liabilities	43,145	32,420
Investigation reserve	-	15,225
Current portion of environmental liabilities	4,036	3,648
Accrued income taxes	4,787	4,265
Other accrued liabilities	30,420	28,974

Total current liabilities	192,189	151,138
Deferred income taxes	19,920	9,916
Long-term debt and capital lease obligations, net of current maturities	124,079	102,829
Environmental liabilities, net of current portion	39,249	37,754
Other long-term liabilities	5,540	3,855
Minority interests	5,373	5,133
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock–20,000 shares authorized, none issued	-	-
Class A common stock–75,000 shares $1.00 par value
authorized, 21,231 and 22,793 shares issued and outstanding	21,231	22,793
Class B common stock–25,000 shares $1.00 par value
authorized, 7,328 and 7,986 shares issued and outstanding	7,328	7,986
Additional paid-in capital	41,344	137,281
Retained earnings	693,470	564,165
Accumulated other comprehensive income	1,691	1,874

Total shareholders’ equity	765,064	734,099

Total liabilities and shareholders’ equity	$1,151,414	$1,044,724

See Notes to Consolidated Financial Statements

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended August 31,
	2007	2006	2005

Revenues	$2,572,265	$1,854,715	$853,078

Operating expenses:
Cost of goods sold	2,179,927	1,526,990	621,583
Selling, general and administrative	186,030	156,862	58,103
Environmental matters	(1,814)	-	11,951
(Income) from joint ventures	(5,441)	(4,201)	(69,630)

Operating income	213,563	175,064	231,071

Other income (expense):
Interest income	1,106	1,929	668
Interest expense	(8,213)	(3,498)	(847)
Gain on divestiture of joint ventures	-	56,856	-
Gain (loss) on sale of assets	-	1,425	7
Other income (expense)	2,509	(87)	(13)

Total other income (expense)	(4,598)	56,625	(185)

Income before income taxes, minority interests
and pre-acquisition interests	208,965	231,689	230,886

Income tax expense	(75,333)	(86,871)	(81,522)

Income before minority interests
and pre-acquisition interests	133,632	144,818	149,364

Minority interests, net of tax	(2,298)	(1,934)	(2,497)

Pre-acquisition interests, net of tax	-	184	-

Net income	$131,334	$143,068	$146,867

Net income per share - basic	$4.38	$4.68	$4.83

Net income per share - diluted	$4.32	$4.65	$4.72

See Notes to Consolidated Financial Statements

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

							Accumulated
	Class A		Class B		Additional		Other
	Common Stock		Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total

Balance at September 1, 2004	22,022	$22,022	8,306	$8,306	$110,177	$278,374	$1	$418,880
Net income						146,867		146,867
Foreign currency translation adjustment (net of tax)							28	28

Comprehensive income								146,895

Class B common stock converted
to Class A common stock	320	320	(320)	(320)				-
Class A common stock issued	148	148			1,511			1,659
Tax benefits from stock options exercised					14,157			14,157
Cash dividends paid - common ($0.068 per share)						(2,063)		(2,063)

Balance at August 31, 2005	22,490	22,490	7,986	7,986	125,845	423,178	29	579,528

Net income						143,068		143,068
Foreign currency translation adjustment (net of tax)							1,845	1,845

Comprehensive income								144,913

Class A common stock issued	303	303			4,296			4,599
Share-based compensation expense					3,060			3,060
Tax benefits from stock options exercised					4,080			4,080
Cash dividends paid - common ($0.068 per share)						(2,081)		(2,081)

Balance at August 31, 2006	22,793	22,793	7,986	7,986	137,281	564,165	1,874	734,099

Net income						131,334		131,334
Foreign currency translation adjustment (net of tax)							631	631

Comprehensive income								131,965

Effect of adopting SFAS 158 (net of tax)							(814)	(814)
Share repurchases	(2,500)	(2,500)			(107,650)			(110,150)
Stock options exercised	280	280			832			1,112
Class B common stock converted
to Class A common stock	658	658	(658)	(658)				-
Share-based compensation expense					9,801			9,801
Tax benefits from stock options exercised					1,080			1,080
Cash dividends paid - common ($0.068 per share)						(2,029)		(2,029)

Balance at August 31, 2007	21,231	$21,231	7,328	$7,328	$41,344	$693,470	$1,691	$765,064

See Notes to Consolidated Financial Statements

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended August 31,
	2007	2006	2005

Cash flows from operating activities:
Net income	$131,334	$143,068	$146,867
Noncash items included in income:
Depreciation and amortization	40,563	31,411	20,881
Minority and pre-acquisition interests	2,298	2,101	3,857
Deferred income taxes	8,134	(6,611)	4,239
Distributed/(undistributed) equity in earnings of joint ventures	(2,945)	15,635	3,203
Share-based compensation expense	9,801	3,060	-
Gain on disposition of joint venture assets	-	(56,856)	-
Tax benefit from employee stock option plan	-	-	14,157
Excess tax benefit from stock options exercised	(1,080)	(4,080)	-
Environmental matters	(1,814)	-	11,951
(Gain) loss on disposal of assets	1,486	(1,040)	111
Changes in assets and liabilities:
Accounts receivable	(42,875)	(840)	(7,883)
Inventories	15,369	(60,969)	(26,022)
Prepaid expenses and other	3,390	10,246	(8,646)
Intangibles and other assets	(1,095)	624	(3,895)
Accounts payable	17,432	11,616	1,498
Other accrued liabilities	12,337	10,953	(3,246)
Investigation reserve	(15,225)	15,225	-
Environmental liabilities	(358)	(7,553)	(12,746)
Other long-term liabilities	2,563	(775)	2,006

Net cash provided by operating activities	179,315	105,215	146,332

Cash flows from investing activities:
Capital expenditures	(80,853)	(86,583)	(48,250)
Acquisitions, net of cash acquired	(44,634)	(77,237)	(22,331)
(Advances to) payments from joint ventures, net	1,980	(1,309)	(1,431)
Purchase of minority shareholders’ interest	-	(25,300)	(1,259)
Proceeds from sale of assets	282	2,984	787
Cash flows from non-hedge derivatives	(1,908)	(2,617)	-
Restricted cash	7,725	(7,725)	-

Net cash used in investing activities	(117,408)	(197,787)	(72,484)

Cash flows from financing activities:
Proceeds from line of credit	469,900	217,500	132,300
Repayment of line of credit	(449,900)	(217,500)	(132,300)
Borrowings from long-term debt	846,511	455,577	133,100
Repayment of long-term debt	(826,739)	(360,615)	(193,331)
Issuance of Class A common stock	1,112	3,565	1,659
Repurchase of Class A common stock	(110,150)	-	-
Excess tax benefit from stock options exercised	1,080	4,080	-
Distributions to minority interests	(3,939)	(3,680)	(3,875)
Dividends declared and paid	(2,029)	(2,081)	(2,063)

Net cash provided by (used in) financing activities	(74,154)	96,846	(64,510)

Effect of exchange rate changes on cash	301	437	-
Net increase (decrease) in cash and cash equivalents	(11,946)	4,711	9,338
Cash and cash equivalents at beginning of period	25,356	20,645	11,307

Cash and cash equivalents at end of period	$13,410	$25,356	$20,645

See Notes to Consolidated Financial Statements

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -	Nature of Operations

Founded in 1906, Schnitzer Steel Industries, Inc. (the “Company”), an Oregon corporation, is currently one of the nation’s largest recyclers of ferrous and nonferrous metals, a leading recycler of used and salvaged vehicles and a manufacturer of finished steel products.

The Company operates in three reportable segments that include the Metals Recycling Business (“MRB”), the Auto Parts Business (“APB”) and the Steel Manufacturing Business (“SMB”). MRB purchases, collects, processes, recycles, sells, trades and brokers recycled metal by operating one of the largest metals recycling businesses in the United States (“U.S.”). APB is one of the country’s leading self-service and full-service used auto parts networks. Additionally, APB is a supplier of autobodies to MRB, which processes the autobodies into sellable recycled metal. SMB purchases recycled metal from MRB and uses its mini-mill to process the recycled metal into finished steel products. The Company provides an end of life cycle solution for a variety of products through its vertically integrated businesses, including sale of used auto parts, procuring autobodies and other metal products and manufacturing them into finished steel products.

As of August 31, 2007, the Company’s facilities were located primarily in the U.S. and Canada.

Note 2 -	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In addition, the Company held a 50% interest in five joint ventures which were accounted for under the equity method. All significant intercompany account balances, transactions and profits have been eliminated at August 31, 2007, 2006 and 2005.

Fair Value of Financial Instruments

Cash, receivables and current liabilities in the consolidated financial statements are considered to reflect fair value because of the short-term maturity of these instruments. The fair value of long-term debt is deemed to be the same as that reflected in the consolidated financial statements given the variable interest rates on the significant credit facilities.

Allocation of Acquisition Purchase Price

The Company allocates the purchase price of acquisitions to identified tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, with any residual amounts allocated to goodwill. In addition, the Company accrues for any contingent purchase price consideration if the outcome of the contingency is deemed probable at the date of the acquisition.

Cash and Cash Equivalents

Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts of $26 million and $13 million as of August 31, 2007 and August 31, 2006, respectively.

Restricted Cash

In August 2006, the Company deposited into a custody account $8 million in connection with the expected settlement of the investigations by the U.S. Department of Justice (“DOJ”) and the staff of the U.S. Securities and Exchange Commission (“SEC”). Interest on the amount deposited accrued for the benefit of the Company and was

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized as interest income when earned. The deposited funds were released to the SEC in October 2006 upon completion of the settlement. See Note 11 – Commitments and Contingencies.

Accounts Receivable, net

Accounts receivable represent amounts due from customers on product and other sales. These accounts receivable, which are reduced by an allowance for doubtful accounts, are recorded at the invoiced amount and do not bear interest. The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In cases where management is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to the Company, management records a specific allowance against amounts due and reduces the net recognized receivable to the amount the Company believes will be collected. For all other customers, the Company maintains a reserve that considers the total receivables outstanding, historical collection rates and economic trends. The allowance for doubtful accounts was $2 million and $1 million at August 31, 2007 and 2006, respectively.

Inventories, net

The Company’s inventories primarily consist of ferrous and nonferrous processed and unprocessed metals, used and salvaged vehicles and finished steel products consisting of rebar, coiled rebar, merchant bar and wire rod. Inventories are stated at the lower of cost or market. MRB determines the cost of ferrous and nonferrous inventories principally using the average cost method and capitalizes substantially all direct costs and yard costs into inventory. APB establishes cost for used and salvage vehicle inventory based on the average price the Company pays for a vehicle. The self-service business capitalizes only the vehicle cost into inventory, while the full-service business capitalizes the vehicle cost, dismantling, and where applicable, storage and towing fees into inventory. SMB establishes its finished steel product inventory cost based on a weighted average cost, and capitalizes all direct and indirect costs of manufacturing into inventory. Indirect costs of manufacturing include general plant costs, maintenance, human resources and yard costs.

Due to variations in product density, holding period and production processes utilized to manufacture the product, physical inventories will not necessarily detect all variances. To mitigate this risk, the Company adjusts the value of its ferrous physical inventories when the volume of a commodity is low and a physical inventory count can more accurately predict the remaining volume. In addition, the Company establishes inventory reserves based upon historical experience of adjustments to further mitigate the risk of significant adjustments when determined reasonable. The reserve was $2 million and $1 million as of August 31, 2007 and 2006, respectively.

Property, Plant and Equipment, net

Property, plant and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, while routine repair and maintenance costs are expensed as incurred. Capitalized interest for fiscal 2007 and 2006 was $2 million and $1 million, respectively. During fiscal 2005 there was no capitalized interest. When assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and resulting gains or losses are generally included in operating expenses. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful lives of the property or the remaining lease term, whichever is less. At August 31, 2007, the useful lives used for depreciation and amortization were as follows:

Buildings	20 to 40 years
Land improvements	3 to 20 years
Leasehold improvements	3 to 15 years
Machinery and equipment	3 to 20 years

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-lived Assets

The Company estimates the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists when certain triggering events or circumstances indicate that the carrying value of a long-lived asset may be impaired. If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, the Company records an impairment for the difference between the carrying amount and the fair value of the asset. There were no material adjustments to the carrying value of long-lived assets during the years ended August 31, 2007, 2006 and 2005.

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and intangible assets of the acquired entities. The Company accounts for its goodwill and other intangibles under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). Under SFAS 142, goodwill is not amortized, but it is tested for impairment at least annually. Each year the Company tests for impairment of goodwill according to a two-step approach. In the first step the Company estimates the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step, less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between the annual tests, which take place during the second quarter, if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Non-compete agreements are amortized over the lives of the respective agreements on a straight-line basis. The Company’s other intangible assets with indefinite lives, including tradenames and in-place distributor networks, are not amortized, but are also tested for impairment at least annually or as events and circumstances arise which may trigger impairment. The impairment test consists of a comparison of the fair value of the intangible assets to their carrying amount.

Accrued Worker’s Compensation Costs

The Company is self-insured up to a maximum amount for worker’s compensation claims and as such, a reserve for the costs of unpaid claims and the estimated costs of incurred but not reported claims has been estimated as of the balance sheet date. The Company’s exposure to claims is protected by various stop-loss insurance policies. The estimate of this reserve is based on historical claim experience. At August 31, 2007 and 2006, the Company accrued $7 million and $4 million, respectively, for the estimated cost of worker’s compensation claims.

Environmental Liabilities

The Company estimates future costs for known environmental remediation requirements and accrues for them on an undiscounted basis when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The Company considers various factors when estimating its environmental liabilities. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or when expenditures for which reserves are established are made.

When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the financial statements. In a number of cases, it is possible that the Company may receive reimbursement through insurance or from other potentially responsible

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

parties identified in a claim. In these situations, recoveries of environmental remediation costs from other parties are recognized when the claim for recovery is actually realized. As assessments and remediation progresses at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available.

Derivative Financial Instruments

To manage the exposure to exchange risk associated with significant accounts receivable denominated in a foreign currency, the Company enters into foreign currency forward contracts to stabilize the U.S. dollar amount of the transaction at maturity. These contracts are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of SFAS 133” or under SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”

Net realized and unrealized losses related to foreign currency contract settlements and mark-to-market adjustments on open foreign currency contracts were $2 million and $1 million for the years ended August 31, 2007 and 2006, respectively. The Company did not enter into foreign currency contracts in fiscal 2005.

The Company held foreign currency forward contracts denominated in euros at August 31, 2007 and August 31, 2006. The fair value of these contracts was estimated based on quoted market prices and the derivative liability that resulted from the mark-to-market adjustments on these contracts was immaterial as of August 31, 2007 and 2006. The related mark-to-market expense is recorded as part of other income (expense).

Foreign Currency Translation

In accordance with SFAS No. 52, “Foreign Currency Translation” (“SFAS 52”), assets and liabilities of foreign operations are translated into U.S. dollars at the period-end exchange rate and revenues and expenses of foreign operations are translated into U.S. dollars at the average exchange rate for the period. Translation adjustments are not included in determining net income for the period, but are recorded as a separate component of shareholders’ equity. Foreign currency transaction gains and losses are generated from the effects of exchange rate changes on transactions denominated in a currency other than the functional currency of the Company, which is the U.S. dollar. SFAS 52 generally requires that gains and losses on foreign currency transactions be recognized in the determination of net income for the period. The Company records these gains and losses in other income (expense).

The aggregate amounts of net realized and unrealized foreign currency transaction gains were $2 million and $1 million for the years ended August 31, 2007 and 2006, respectively. The Company had no realized or unrealized foreign currency gains or losses in fiscal 2005.

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Share Repurchases

The Company accounts for the repurchase of stock at par value. All shares repurchased are deemed retired. Upon retirement of the shares, the Company records the difference between the weighted-average cost of such shares and the par value of the stock as an adjustment to additional paid-in-capital.

Revenue Recognition

The Company recognizes revenue when it has a contract or purchase order from a customer with a fixed price, the title and risk of loss transfer to the buyer and collectibility is reasonably assured. Title for both metal and finished steel products transfers upon shipment, based on either cost, insurance and freight (“CIF”) or free on board (“FOB”) terms. A significant portion of the Company’s ferrous export sales of recycled metal are made with letters of credit, reducing credit risk. However, domestic recycled ferrous metal sales, nonferrous sales and sales of finished steel are generally made on open account. For retail sales by APB, revenues are recognized when customers pay for parts or when wholesale products are shipped to the customer location. Historically, there have been very few sales returns and adjustments that impact the ultimate collection of revenues; therefore, no provisions are made when the sale is recognized.

Freight Costs

The Company classifies shipping and handling costs billed to customers as revenue and the related costs incurred as a component of cost of goods sold.

Income Taxes

Income taxes are accounted for using an asset and liability method. This requires the recognition of taxes currently payable or refundable and the recognition of deferred tax assets and liabilities for the future tax consequences of events that are recognized in one reporting period on the consolidated financial statements but in a different reporting period on the tax returns. Tax credits are recognized as a reduction of income tax expense in the year the credit arises. See Note 14 - Income Taxes. A valuation allowance is established when necessary to reduce deferred tax assets, including tax credits and net operating loss carryforwards, to the extent the assets are more likely than not to be unrealized. No valuation allowance was required at August 31, 2007 or 2006.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, and derivative financial instruments used in hedging activities. The majority of cash and cash equivalents are maintained with two major financial institutions. Balances in these institutions exceeded the FDIC insurance amount of $100,000 as of August 31, 2007 and 2006.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.

The Company is also exposed to credit loss in the event of non-performance by counterparties on the foreign exchange contracts used in hedging activities. These counterparties are large international financial institutions and to date, no such counterparty has failed to meet its financial obligations to the Company and does not anticipate nonperformance by these counterparties.

In addition, the Company is exposed to credit risk with respect to open letters of credit, as most shipments to foreign customers are supported by letters of credit. As of August 31, 2007 and 2006, the Company had less than $1 million of open letters of credit.

Interest and Income Taxes Paid

The Company paid $10 million, $4 million and $1 million in interest expense during fiscal years 2007, 2006 and 2005, respectively. Additionally, during fiscal years 2007, 2006 and 2005, the Company paid $60 million, $84 million and $77 million in income taxes, respectively.

Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants. Certain of the Company’s stock options, RSUs and performance shares were excluded from the calculation of diluted earnings per share because they were antidilutive, but these options could be dilutive in the future. See Note 15 – Earnings and Dividends Per Share.

Share-Based Compensation

Effective September 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Accounting for Share-Based Payment” (“SFAS 123(R)”), which requires the recognition of the fair value of share-based compensation in net income. The Company elected to utilize the modified prospective transition method for adopting SFAS 123(R), and therefore, has not retroactively adjusted the results of prior periods. Under this transition method, compensation expense based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Share-Based Compensation” (“SFAS 123”), for all share-based compensation awards granted prior to, but not yet vested, as of September 1, 2005, is being recognized in the Company’s consolidated statements of income in the periods after the date of adoption. Share-based compensation expense for all share-based payment awards granted after September 1, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). For stock options, restricted stock units (“RSUs”) and performance share awards the Company recognizes compensation expense, net of a forfeiture rate, on a straight-line basis over the requisite service period of the award, which is generally the five-year vesting term for stock options and RSUs and a three-year performance period for performance-based awards. The Company estimated the forfeiture rate based on its historical experience during the preceding five fiscal years.

Prior to September 1, 2005, the Company accounted for the Plan under the intrinsic value method described in Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”). In applying the intrinsic value method, the Company, did not record share-based compensation cost in its consolidated statements of income because the exercise price of its stock options equaled the market price of the underlying stock on the date of grant. The Company recognized a liability and recorded compensation expense due to accelerating the vesting period on stock options for retiring employees in accordance with the provisions of APB 25 in the amount of $1 million for the year ended August 31, 2005. The Company provided pro forma disclosure amounts as if the fair value method defined by SFAS 123 had been applied to its share-based compensation.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to the adoption of SFAS 123(R), the Company presented the tax benefits from employee stock option plan as operating cash flows. Upon the adoption of SFAS 123(R), tax benefits in excess of the compensation expense recognized for those options are classified as financing cash inflows.

SFAS 123(R) specifically require the continued disclosures of the pro forma information for any reporting period presented, in which any of the share-based awards were accounted for under the intrinsic value method of APB 25. The following table illustrates the effect on net income and basic and diluted net income per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to its share-based payments during the fiscal year ended August 31, 2005 (in thousands):

Reported net income	$146,867
Add: Share based compensation expense included in reported net income, net of tax	673
Deduct: Total share based employee compensation benefit (expense) under fair value based method for all awards, net of tax	(573)

Pro forma net income	$146,967

Reported basic net income per share	$4.83
Pro forma basic net income per share	$4.83

Reported diluted net income per share	$4.72
Pro forma diluted net income per share	$4.73

Pension and Other Postretirement Benefit Plans

The Company sponsors a defined benefit pension plan for certain of its non-union employees. Pension benefits are based on formulas that reflect the employees’ expected service periods based on the terms of the plan and the impact of the Company’s investment and funding decisions.

The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87,88, 106 and 132(R),” (“SFAS 158”), effective August 31, 2007. SFAS 158 requires an employer to recognize the funded status of its defined benefit pension and postretirement benefit plans as a net asset or liability in its statement of financial position, with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income. Following the adoption of SFAS 158, additional minimum pension liabilities and related intangible assets are no longer recognized. See Note 12 – Employee Benefits.

Use of Estimates

The preparation of the Company’s consolidated financial statements in accordance with generally accepted accounting principles in the U.S. of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. Examples include valuation of assets received in acquisitions; revenue recognition; the allowance for doubtful accounts; estimates of contingencies; intangible asset valuation; inventory valuation; pension plan assumptions; and the assessment of the valuation of deferred income taxes and income tax contingencies. Actual results may differ from estimated amounts.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These changes had no impact on previously reported operating income, net income, shareholders’ equity or cash flows from operating activities.

Note 3 -	Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for financial statement recognition and disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt FIN 48 in the first quarter of fiscal 2008. Management does not expect that the adoption will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires public companies to quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement as material when all relevant quantitative and qualitative factors are considered. The adoption of SAB 108, by the Company at August 31, 2007 did not have an impact on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will be required to adopt SFAS 157 in the first quarter of fiscal 2009. Management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 establishes a fair value option under which entities can elect to report certain financial assets and liabilities at fair value (the “fair value option”), with changes in fair value recognized in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier application is encouraged, provided that the reporting entity also elects to apply the provisions of SFAS 157. SFAS 159 becomes effective for the Company in the first quarter of fiscal 2009. Management is currently evaluating the requirements of SFAS 159 and has not yet concluded if the fair value option will be adopted.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 -	Inventories

Inventories consisted of the following at August 31 (in thousands):

	2007	2006

Recycled metal	$139,704	$170,405
Work in process	20,306	15,093
Finished goods	80,888	62,151
Supplies	17,670	15,934

	$258,568	$263,583

Note 5 –	Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following at August 31 (in thousands):

	2007	2006

Machinery and equipment	$424,997	$329,348
Land and improvements	152,873	110,427
Buildings and leasehold improvements	74,526	59,497
Construction in progress	12,127	65,477

	664,523	564,749
Less: accumulated depreciation	(280,613)	(251,842)

Property, plant and equipment, net	$383,910	$312,907

Depreciation expense for property, plant and equipment was $39 million, $29 million, and $20 million for fiscal years 2007, 2006, and 2005, respectively.

Note 6 –	Investment in and Advances to Joint Ventures

During fiscal 2005 and through September 30, 2005 of fiscal 2006, the Company had investments in nine joint ventures in which it owned 50% of the joint venture interests. These joint ventures were accounted for under the equity method of accounting and presented as a separate reportable segment. As a result of the Hugo Neu Corporation (“HNC”) separation and termination that was completed on September 30, 2005 (See Note 7 — Business Combinations), the Joint Venture segment was eliminated and the results for the two entities acquired in this transaction that the Company is now managing, as well as the remaining five joint venture interests, were consolidated into MRB. As such, the income from joint venture amounts for fiscal 2007 and 2006 is no longer presented separately. The Company determined that retroactively adjusting prior period segment results for the entities acquired in this transaction is not meaningful given that the Company was a 50% equity partner and was not involved in managing the day-to-day operations of these entities prior to the HNC separation.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

None of the remaining joint ventures are considered individually significant. The following tables present summarized financial information for the Company’s joint ventures in which the Company was a partner (in thousands):

	August 31,
	2007	2006

Current assets	$22,037	$14,430
Non-current assets	10,486	8,323

	$32,523	$22,753

Current liabilities	$11,989	$8,315
Non-current liabilities	677	387
Partners’ equity	19,857	14,051

	$32,523	$22,753

	Year Ended August 31,
	2007	2006	2005

Revenues	$68,831	$46,016	$2,205,460
Operating income	$10,484	$5,903	$143,191
Net income	$11,020	$6,365	$144,829

Note 7 -	Business Combinations

The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified assets acquired in the transactions described below, for a number of reasons, including, but not limited to the following:

•	The Company will benefit from the assets and capabilities of these acquisitions, including additional resources, skills and industry expertise;
•	Strengthen regional product offering; and
•	Anticipated cost savings, efficiencies and synergies.

The acquisitions were accounted for by the purchase method of accounting and, therefore their results of operations have been included in the Consolidated Statements of Income since their respective acquisition dates, with the exception of two of the entities acquired in the Hugo Neu Corporation separation and termination agreement, discussed below.

In fiscal 2007, the Company completed the following acquisitions:

•	In December 2006, the Company acquired a metals recycling business to provide additional sources of scrap metals for the mega-shredder in Everett, Massachusetts.
•	In May 2007, the Company acquired two metals recycling businesses that separately provide scrap metal to the Everett, Massachusetts and Tacoma, Washington facilities.

Pro forma operating results for these three acquisitions are not presented, since the aggregate results would not be significantly different than historical results.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2006, the Company completed the following acquisitions:

Hugo Neu Corporation (“HNC”) Separation and Termination Agreement

On September 30, 2005, the Company, HNC and certain of their subsidiaries closed a transaction to separate and terminate their metal recycling joint venture relationships. The Company received the following as a result of the HNC joint venture separation and termination:

•	Prolerized New England Company (“PNE”), which comprised the joint ventures’ various interests in the Northeast processing and recycling operations that primarily operate in Massachusetts, New Hampshire, Rhode Island and Maine;
•	The assets and related liabilities of Hugo Neu Schnitzer Global Trade related to a scrap metal business in parts of Russia and the Baltic region, including Poland, Denmark, Finland, Norway and Sweden. The Company entered into a non-compete agreement with HNC that bars it from buying scrap metal in certain areas in Russia and the Baltic region for a five-year period ending on June 8, 2010;
•	THS Recycling LLC, dba Hawaii Metals Recycling Company (“HMR”), a Hawaii metals recycling business that was previously owned 100% by HNC; and
•	A payment of $37 million in cash received from HNC.

HNC received the following as a result of the HNC joint venture separation and termination:

•	The joint venture operations in New York, New Jersey and California, including the scrap metal processing facilities, marine terminals and related ancillary satellite sites, the interim New York City recycling contract, and other miscellaneous assets; and
•	The assets and related liabilities of Hugo Neu Schnitzer Global Trade that are not related to the Russian and Baltic region.

The divestiture of the Company’s interest in the joint ventures with HNC enabled the Company to expand its metals recycling operations in the Northeastern U.S. and Hawaii. In addition, the divestiture removed restrictions on the Company’s ability to pursue additional acquisition opportunities.

Purchase accounting was finalized with a dispute remaining between the Company and HNC over post closing adjustments. The Company believes it has adequately accrued for this dispute. The purchase price for the HNC joint venture separation and termination was $165 million, including acquisition costs of $6 million. Upon divestiture of the joint venture interests, a $57 million (pre-tax) gain resulted from the difference between the fair value and the carrying value associated with the joint venture interests.

In accordance with Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” the Company elected to consolidate the results of two of the businesses acquired through the HNC separation and termination agreement as though the transaction had occurred at the beginning of fiscal 2006 instead of the acquisition date. These businesses were partially owned prior to the acquisition.

Acquisition of GreenLeaf Auto Recyclers, LLC (“GreenLeaf”)

On September 30, 2005, the Company acquired GreenLeaf and five properties previously leased by GreenLeaf and assumed certain GreenLeaf debt obligations for $45 million, including acquisition costs of $1 million. The acquisition of GreenLeaf significantly expanded the Company’s national presence in the business of auto dismantling and recycling. In addition, the acquisition enabled the Company to enter into the full-service segment of the recycling auto parts market that services commercial customers.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of Regional Recycling, LLC (“Regional”)

On October 31, 2005, the Company purchased substantially all of the assets of Regional for $69 million, including acquisition costs of $600,000, and assumed certain liabilities. The acquisition of Regional provided the Company with a presence in the growing markets in the Southeastern U.S. In addition, the acquisition of Regional enhanced the Company’s ability to service domestic, and eventually, export markets.

Acquisition of Minority Interest in Metals Recycling, LLC (“MRL”)

As a part of its joint venture relationship with HNC, the Company indirectly owned a 30% interest in MRL, a Rhode Island based metals recycling business; with HNC and a minority interest owning the remaining 30% and 40% interests, respectively. On September 30, 2005, when the Company closed the transaction to separate and terminate its joint venture relationship with HNC, it obtained HNC’s 30% ownership interest. On March 21, 2006, the Company purchased the remaining 40% minority interest for $25 million. The acquisition of the 40% minority interest enabled the Company to fully leverage its investments in PNE and MRL, which competed in the same geographic regions, by operating as one business to optimize facilities and increase market share.

Summary of Fiscal 2006 Acquisitions

The following is a summary of the fair values for the assets acquired and liabilities assumed as of the acquisition dates for the above transactions (in millions):

	HNC	GreenLeaf	Regional	MRL	Total
Cash received	$37	$2	$1	$-	$40
Receivables	20	5	27	5	57
Inventory	36	20	5	3	64
Property, plant and equipment	27	19	18	9	73
Other assets	2	14	4	1	21
Identifiable intangible assets	3	4	1	3	11
Goodwill	56	5	28	17	106
Other liabilities	(16)	(11)	(7)	(13)	(47)
Environmental liabilities	-	(13)	(8)	-	(21)

Total purchase price	$165	$45	$69	$25	$304

The businesses acquired from HNC and the assets acquired from Regional and MRL are included in the Company’s MRB segment. The GreenLeaf acquisition is included in the Company’s APB segment. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized and will be tested for impairment at least annually. Goodwill recognized in connection with the HNC separation and termination, the Regional acquisition and the acquisition of minority interest in MRL is deductible for tax purposes, whereas the goodwill recognized in connection with GreenLeaf is not. Payment of the consideration for the acquired businesses was funded by the Company’s existing cash balances and credit facility net of the $37 million in cash received in the HNC separation and termination.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents the details of identifiable intangible assets acquired in 2006 (in thousands):

	Life in	Fair Value
	Years	Acquired

Amortized intangible assets:
HNC Divestiture:
Schnitzer Global Exchange
Covenants not to compete	5	$2,320
Purchased backlog	-	1,000
GreenLeaf:
Leasehold interests	0.25 – 24	1,518
Tradename	20	972
Covenants not to compete	5	563
Supply contracts	5	906
Regional:
Covenants not to compete	5	637
MRL:
Covenants not to compete	5	3,153

		$11,069

The following table was prepared on a pro forma basis for the years ended August 31, 2006 and 2005, respectively, as though the acquisitions under the HNC separation and termination and the GreenLeaf and Regional acquisitions had occurred as of the beginning of the periods presented (in thousands, except per share amounts):

	For the Years Ended August 31,
	2006		2005
	(unaudited)

Revenues	$1,902,265		$1,820,858
Net income	150,285	(1)	140,076
Net income per share:
Basic	$4.91		$4.60
Diluted	$4.88		$4.50

(1)	A tax effected gain of $35 million related to the HNC separation and termination agreement is included in the pro forma and actual results for the year ended August 31, 2006.

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining operations.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 –	Goodwill and Other Intangible Assets, Net

The following table presents the Company’s intangible assets and their related lives as of August 31 (in thousands):

		2007		2006
		Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	In Years	Amount	Amortization	Amount	Amortization
($ in thousands)

Goodwill	Indefinite	$277,083	$-	$266,675	$-
Identifiable intangibles:
Tradename	Indefinite	1,722	-	1,722	-
Tradename	5	398	(60)	-	-
Covenants not to compete	3 – 6	11,239	(4,426)	9,373	(2,511)
Leasehold interests	4 – 27	1,550	(264)	1,518	(84)
Lease termination fee	15	200	(169)	200	(150)
Supply contracts	Indefinite	361	-	-	-
Supply contracts	5	1,877	(488)	906	(166)
Land options	Indefinite	150	-	150	-

		$294,580	$(5,407)	$280,544	$(2,911)

The changes in the carrying amount of goodwill by reporting segment for the years ended August 31, 2007 and 2006, respectively, are as follows (in thousands):

	MRB	APB	Total

Balance as of September 1, 2005	$34,771	$116,583	$151,354
HNC separation and termination agreement	63,149	-	63,149
Acquisition of minority interest in MRL	17,015	-	17,015
GreenLeaf acquisition	-	5,300	5,300
Regional acquisition	28,171	-	28,171
Goodwill adjustments	-	1,686	1,686

Balance as of August 31, 2006	143,106	123,569	266,675
Fiscal 2007 acquisitions	8,432	-	8,432
Goodwill adjustments	606	1,370	1,976

Balance as of August 31, 2007	$152,144	$124,939	$277,083

Goodwill adjustments in fiscal 2007 and 2006 reflect $1 million related to translation adjustments associated with a Canadian subsidiary whose functional currency is the Canadian dollar. In addition, APB’s historical goodwill was adjusted in fiscal 2006 when a deferred tax asset was recorded related to an environmental liability acquired in fiscal 2005.

The excess of the aggregate purchase price over the fair value of the identifiable net assets acquired of $56 million for the HNC separation and termination was recognized as goodwill in fiscal 2006. Goodwill in the amount of $7 million existed on the joint ventures’ balance sheets prior to the separation and termination, but was not shown

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

separately on the Company’s balance sheet in accordance with the equity method of accounting. Therefore, the total increase to goodwill related to the HNC separation and termination agreement was $63 million for fiscal 2006.

The total intangible amortization expense for the year ended August 31, 2007, 2006, and 2005 was $2 million, $2 million, and $1 million, respectively. The estimated amortization expense, based on current intangible balances, for the next five fiscal years beginning September 1, 2007 is as follows (in thousands):

2008	$3,005
2009	2,506
2010	2,219
2011	1,133
2012	342
Thereafter	652

$9,857

Note 9 - Short-Term Borrowings

The Company’s short term borrowings consist primarily of an unsecured credit line, which was increased on March 1, 2007, by $5 million to $20 million. This line of credit expires on March 1, 2008. Interest rates on outstanding indebtedness under the unsecured line of credit are set by the bank at the time of borrowing. The credit available under this agreement is uncommitted, and as of August 31, 2007, the Company had $20 million outstanding under this agreement. The weighted average on this line was 5.98% at August 31, 2007. There were no amounts outstanding under the agreement as of August 31, 2006. The credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of August 31, 2007, the Company was in compliance with all such covenants.

Note 10 - Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following as of August 31, (in thousands):

	2007	2006

Bank unsecured revolving credit facility (6.04% as of August 31, 2007)	$115,000	$95,000

Tax-exempt economic development revenue bonds due January 2021, interest payable monthly at a variable rate (4.10% at August 31, 2007), secured by a letter of credit	7,700	7,700

Capital lease obligations (6.96% to 9.34%, due through November 2014)	1,478	-

Other	176	229

Total long-term debt	124,354	102,929
Less: current maturities	(275)	(100)

Long-term and capital lease obligations, net current maturities	$124,079	$102,829

In November 2005, the Company entered into an amended and restated unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto, which was amended in July 2007. The revised agreement provides for a five-year, $450 million revolving credit facility maturing in July 2012. Interest rates on outstanding indebtedness under the amended agreement are based, at the Company’s option,

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on either the London Interbank Offered Rate (“LIBOR”) plus a spread of between 0.50% and 1.00%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.10% and 0.25% based on a pricing grid tied to the Company’s leverage ratio.

As of August 31, 2007 and 2006 the Company had borrowings outstanding under the credit facility of $115 million and $95 million, respectively. Additionally, as of August 31, 2007 and 2006 the Company had $8 million of long-term bonded indebtedness that matures in January 2021.

The bank credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of August 31, 2007, the Company was in compliance with all such covenants.

As of August 31, 2007 the Company had three capital lease agreements for use of equipment that expire at various dates through November 2014. As of August 31, 2007, the Company had $2 million of assets that were accounted for as capital leases which were included in Property, plant and equipment – machinery and equipment on the consolidated balance sheet. There were no significant capital leases as of August 31, 2006.

Principal payments on long-term debt and capital lease obligations during the next five fiscal years and thereafter are as follows (in thousands):

Years ending	Long-term	Capital Lease
August 31:	Debt	Obligation	Total

2008	$78	$334	$412
2009	66	319	385
2010	30	274	304
2011	2	255	257
2012	115,000	255	115,255
Thereafter	7,700	574	8,274

	$122,876	$2,011	$124,887
Amounts representing interest	-	(533)	(533)

	$122,876	$1,478	$124,354

Note 11 –	Commitments and Contingencies

Commitments

The Company leases a portion of its capital equipment and certain of its facilities under leases that expire at various dates through December 26, 2026. Rent expense was $18 million, $13 million and $8 million for fiscal 2007, 2006 and 2005, respectively. See discussion of leases with related parties in Note 16 - Related Party Transactions.

SMB has a take-or-pay natural gas contract that expires on May 31, 2011 and obligates it to purchase a minimum of 3,435 million British thermal units (“MMBTU”) per day at tiered pricing, whether or not the amount is utilized. The blended rate for the period from November 1, 2006 through October 31, 2007 was $8.22 per MMBTU. Effective for the delivery period from November 1, 2007 through October 31, 2008, the blended rate for natural gas decreased from $8.22 per MMBTU per day to $7.70 per MMBTU per day. The derivative mark-to-market charge incurred on the difference between natural gas market prices and the contract price has not been material to date. SMB also has an electricity contract with McMinnville Water and Light that requires a minimum purchase of electricity at a rate subject to variable pricing, whether or not the amount is utilized. The contract expires in September 2011.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below sets forth the Company’s future minimum obligations under non-cancelable operating leases from unrelated parties, service obligations and purchase commitments as of August 31, 2007 (in thousands):

	Operating	Service	Purchase
	Leases	Obligations	Commitments	Total
Fiscal Year
2008	$11,995	$1,963	$13,909	$27,867
2009	10,446	1,962	12,740	25,148
2010	7,463	654	12,740	20,857
2011	5,820	-	10,307	16,127
2012	3,564	-	949	4,513
Thereafter	6,250	-	-	6,250

Total	$45,538	$4,579	$50,645	$100,762

Contingencies-Environmental

The Company evaluates the adequacy of its environmental reserves on a quarterly basis in accordance with Company policy. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures for which reserves were established are made.

Changes in the Company’s environmental reserves are as follows (in thousands):

	Beginning	Reserves			Reserves		Ending
	Balance	Established,		Balance	Established,		Balance
Reporting Segment	9/1/2005	Net	Payments	8/31/2006	Net(1)	Payments	8/31/2007

Metals Recycling Business	$15,383	$15,345	$(7,603)	$23,125	$2,241	$(358)	$25,008

Auto Parts Business	5,500	12,777	-	18,277	-	-	18,277

Total	$20,883	$28,122	$(7,603)	$41,402	$2,241	$(358)	$43,285

(1)	During fiscal 2007, the Company recorded $4 million in environmental reserves related to its 2007 acquisitions. Additionally, the Company released $2 million of the reserves as the result of mitigating environmental concerns at one of its MRB locations.

Metals Recycling Business

At August 31, 2007, MRB’s environmental reserves consisted primarily of the reserves established in connection with the Hylebos Waterway, the Portland Harbor and various acquisitions consummated in fiscal 2007 and 2006.

Hylebos Waterway.
In fiscal 1982, the Company was notified by the U.S. Environmental Protection Agency (“EPA”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) that it was one of 60 potentially responsible parties (“PRPs”) for the investigation and clean-up of contaminated sediment along the Hylebos Waterway. On March 25, 2002, the EPA issued Unilateral Administrative Orders to the Company and another party (the “Other Party”) to proceed with Remedial Design and Remedial Action (“RD/RA”) for the head of the Hylebos and to two other parties to proceed with the RD/RA for the balance of the waterway. The Unilateral Administrative Order for the head of the Hylebos Waterway was converted to a voluntary consent decree in 2004, pursuant to which the Company and the Other Party agreed to remediate the head of the Hylebos Waterway. During the second phase or the dredging in the head of the Hylebos Waterway, which began in July 2004, the Company

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

incurred remediation costs of $16 million during fiscal 2005. The Company’s cost estimates were based on the assumption that dredge removal of contaminated sediments would be accomplished within one dredge season, from July 2004 to February 2005. However; due to a variety of factors, including dredge contractor operational issues and other dredge related delays, the dredging was not completed during the first dredge season. As a result, the Company recorded environmental charges of $14 million in fiscal 2005, primarily to account for additional estimated costs to complete this work during a second dredging season. The Company and the Other Party then incurred additional remediation costs of $7 million during fiscal 2006. The Company and the Other Party filed a complaint in the U.S. District Court for the Western District of Washington at Tacoma against the dredge contractor to recover damages and a significant portion of cost overruns incurred in the second dredging season to complete the project. Following a trial that concluded in February 2007, a jury awarded the Company and the Other Party damages in the amount of $6 million. The judgment has been appealed by the dredge contractor, and enforcement of the judgment is stayed pending the appeal. No accrual or reduction of liabilities is recorded until all legal options have been resolved and the award is certain and deemed collectible. The Company and the Other Party also pursued settlement negotiations with and a legal action against other non-settling, non-performing PRPs to recover additional amounts. As of August 31, 2007, environmental reserves for the Hylebos Waterway aggregated $4 million.

Portland Harbor.
In fiscal 2006, the Company was notified by the EPA under CERCLA that it was one of at least 69 PRPs that own or operate or formerly owned or operated sites adjacent to the Portland Harbor Superfund site. The precise nature and extent of any clean-up of the Portland Harbor, the parties to be involved, the process to be followed for any clean-up and the allocation of any costs for the clean-up among responsible parties have not yet been determined. It is unclear whether or to what extent the Company will be liable for environmental costs or damages associated with the Superfund site. It is also unclear to what extent natural resource damage claims or third party contribution or damage claims will be asserted against the Company. While the Company participated in certain preliminary Portland Harbor study efforts, they are not parties to the consent order entered into by the EPA with other certain PRPs, referred to as the “Lower Willamette Group” (“LWG”), for a remedial investigation/feasibility study; however, the Company could become liable for a share of the costs of this study at a later stage of the proceedings.

During fiscal 2006, the Company received letters from the LWG and one of its members with respect to participating in the LWG Remedial Investigation/Feasibility Study (“RI/FS”) and demands from various parties in connection with environmental response costs allegedly incurred in investigating contamination at the Portland Harbor Superfund site. In an effort to develop a coordinated strategy and response to these demands, the Company joined with more than twenty other newly-noticed parties to form the Blue Water Group (“BWG”). All members of the BWG declined to join the LWG. As a result of discussions between the BWG, LWG, EPA and the Department of Environmental Quality (“DEQ”) regarding a potential cash contribution to the RI/FS, certain members of the BWG, including the Company, have agreed to an interim settlement with the LWG under which the Company would contribute toward the BWG’s total settlement amount.

The DEQ is performing investigations involving the Company sites which are focused on controlling any current releases of contaminants into the Willamette River. The cost of the investigations and remediation associated with these properties and the cost of employment of source control Best Management Practices, is not reasonably estimable until the completion of the data review and further investigations now being conducted by the LWG. In fiscal 2006 the Company recorded a liability for its estimated share of the costs of the investigation incurred by the LWG to date. The Company’s estimated share of these costs is not considered to be material. The Company has reserved $1 million for future investigation costs of the Portland Harbor.

Other Metals Recycling Business Sites.
During fiscal 2005, 2006 and 2007, the Company conducted environmental due diligence investigations in connection with the HNC, Regional, MRL and other MRB acquisitions. As a result of these investigations, the

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company identified certain environmental risks and accrued for its share of the estimated costs to remediate these risks. These reserves were recorded as part of purchase accounting for the acquisitions. No environmental compliance proceedings are pending with respect to any of these sites. As of August 31, 2007, environmental reserves for theses sites aggregated $20 million. The Company’s environmental reserves also include amounts for potential future clean-up of other sites at which the Company or its subsidiaries have conducted business or allegedly disposed of other materials.

Auto Parts Business

From fiscal 2003 through fiscal 2006, the Company completed four acquisitions of businesses within the APB segment. At the time of each acquisition, the Company conducted environmental due diligence investigations related to locations involved in the acquisition. APB recorded a reserve for the estimated cost to address any environmental matters identified as a result of these investigations. The reserve is evaluated quarterly according to Company policy. As of August 31, 2007, environmental reserves for APB aggregated $18 million, which includes an environmental reserve of $13 million for the GreenLeaf acquisition. No environmental enforcement proceedings are pending with respect to any of these sites and no amounts were charged to these reserves in fiscal 2007.

Steel Manufacturing Business

SMB’s electric arc furnace generates dust (“EAF dust”) that is classified as hazardous waste by the EPA because of its zinc and lead content. As a result, the Company captures the EAF dust and ships it via specialized rail cars to a domestic firm that applies a treatment that allows the EAF dust to be delisted as hazardous waste so it can be disposed of as a non-hazardous solid waste.

SMB has an operating permit issued under Title V of the Clean Air Act Amendments of 1990, which governs certain air quality standards. The permit was first issued in fiscal 1998 and has since been renewed through fiscal year 2012. The permit allows SMB to produce up to 950,000 tons of billets per year and allows varying rolling mill production levels based on levels of emissions.

Contingencies-Other

On October 16, 2006, the Company finalized settlements with the DOJ and the SEC resolving an investigation related to a past practice of making improper payments to the purchasing managers of the Company’s customers in Asia in connection with export sales of recycled ferrous metal. Under the settlement, the Company agreed to a deferred prosecution agreement with the DOJ (the “Deferred Prosecution Agreement”) and agreed to an order, issued by the SEC, instituting cease-and-desist proceedings, making findings and imposing a cease-and-desist order pursuant to Section 21C of the Securities Exchange Act of 1934 (the “Order”). Under the Deferred Prosecution Agreement, the DOJ will not prosecute the Company if the Company meets the conditions of the agreement for a period of three years including, among other things, that the Company engage a compliance consultant to advise its compliance officer and its Board of Directors on the Company’s compliance program. Under the Order, the Company agreed to cease-and-desist from the past practices that were the subject of the investigation and to disgorge $8 million of profits and prejudgment interest. The Order also contains provisions comparable to those in the Deferred Prosecution Agreement regarding the engagement of the compliance consultant. In addition, under the settlement, the Company’s Korean subsidiary, SSI International Far East, Ltd., pled guilty to Foreign Corrupt Practices Act anti-bribery and books and records provisions, conspiracy and wire fraud charges and paid a fine of $7 million. These amounts were accrued during fiscal 2006 and paid in the first quarter of fiscal 2007. The investigation settlement in the first quarter of fiscal 2007 did not affect the Company’s previously reported financial results. Under the settlement, the Company has agreed to cooperate fully with any ongoing, related DOJ and SEC investigations.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has incurred expenses, and may incur further expenses, in connection with the advancement of funds to, or indemnification of, individuals involved in such investigations. Under the terms of its corporate bylaws, the Company is obligated to indemnify all current and former officers or directors involved in civil, criminal or investigative matters in connection with their service. The Company is also obligated to advance fees and expenses to such persons in advance of a final disposition of such matters, but only if the involved officer or director affirms a good faith belief of entitlement to indemnification and undertakes to repay such advance if it is ultimately determined by a court that such person is not entitled to be indemnified. The Company also has the option to indemnify employees and to advance fees and expenses, but only if the involved employees furnish the Company with the same written affirmation and undertaking. There is no limit on the indemnification payments the Company could be required to make under these provisions. The Company did not record a liability for these indemnification obligations based on the fact that they are employment-related costs. At this time, the Company does not believe that any indemnity payments the Company may be required to make will be material.

Note 12 - Employee Benefits

The Company and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies. These plans include a defined benefit plan, a supplemental executive retirement benefit plan, defined contribution plans, and multiemployer pension plans.

Defined Benefit Pension Plan and Supplemental Executive Retirement Benefit Plan (“SERBP”)

For certain nonunion employees, the Company maintains a defined benefit pension plan. Effective June 30, 2006, the Company made the decision to freeze the defined benefit plan and cease the accrual of further benefits. The defined benefit plan freeze qualified as a plan curtailment under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination of Benefits” (“SFAS 88”). In accordance with SFAS 88, the Company recognized an insignificant curtailment loss equal to the unrecognized prior service cost associated with the years of service no longer expected to be rendered as the result of the curtailment.

In addition, the Company has adopted a nonqualified SERBP for certain executives. A restricted trust fund has been established and invested in life insurance policies which can be used for plan benefits, but are subject to claims of general creditors. The trust fund is classified as other assets and the pension liability is classified as other long-term liabilities. The trust fund assets’ stock market gains and losses are included in other income (expense). As an unfunded plan, contributions are defined as benefit payments made to plan beneficiaries.

The Company adopted SFAS 158 on August 31, 2007 for both its defined benefit pension plan and its SERBP. SFAS 158 requires an entity to (i) recognize in its statement of financial position an asset for its defined benefit pension and postretirement benefit plans overfunded status or a liability for a plan’s underfunded status, (ii) measure a defined benefit pension and postretirement benefit plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and (iii) recognize changes in the funded status of the defined benefit pension and postretirement benefit plans in comprehensive income in the year in which the changes occur. The requirement to measure plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position is consistent with the Company’s current accounting treatment. Following the adoption of SFAS 158, additional minimum pension liabilities and related intangible assets are no longer recognized. The provisions of SFAS 158 are to be applied on a prospective basis; therefore, prior periods presented are not retroactively adjusted.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The adoption of SFAS 158 resulted in the following impact on the consolidated balance sheet at August 31, 2007 (in thousands):

	Prior to the	SFAS 158	After the
	Adoption of	Adoption	Adoption of
	SFAS 158	Adjustments	SFAS 158
		debit/(credit)

Other assets (net pension asset, long-term)	$3,028	$(1,668)	$1,360
Other accrued liabilities (current)	$(145)	$-	$(145)
Deferred income taxes, net (long-term)	-	500	500
Other long-term liabilities	(2,282)	354	(1,928)
Accumulated other comprehensive income - pension (net of tax)	-	814	814

The asset value of the plan is based on the market value which represents its fair value. The following table sets forth the change in benefit obligation, change in plan assets and funded status at August 31 (in thousands):

	Defined Benefit Plan		SERBP
	2007	2006	2007	2006

Change in benefit obligation:
Benefit obligation at beginning of year	$13,752	$13,141	$2,026	$1,988
Service cost	-	1,193	40	-
Interest cost	768	809	114	109
Actuarial loss	57	1,543	44	118
Transfers/acquisitions	-	(1,576)	-	-
Benefits paid	(1,085)	(1,358)	(151)	(189)

Benefit obligation at end of year	$13,492	$13,752	$2,073	$2,026

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$13,938	$12,931	-	-
Actual return on plan assets	1,999	1,335	-	-
Transfers/acquisitions	-	169	-	-
Employer contribution	-	861	151	189
Benefits paid	(1,085)	(1,358)	(151)	(189)

Fair value of plan assets at end of year	$14,852	$13,938	$-	$-

Funded status:
Plan assets, in excess of benefit obligation	$1,360	$186	$(2,073)	$(2,026)
Unrecognized actuarial loss (gain)	-	2,838	-	(418)

Net amount recognized	$1,360	$3,024	$(2,073)	$(2,444)

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in the consolidated balance sheet consist of the following at August 31 (in thousands):

	Defined Benefit Plan		SERBP
	2007	2006	2007	2006

Other assets (net pension asset, long-term)	$1,360	$3,024	$-	$-
Restricted Trust Fund	-	-	2,473	2,318
Other accrued liabilities (current)	-	-	(145)	(145)
Other long-term liabilities	-	-	(1,928)	(2,299)

Amounts recognized in Accumulated Other Comprehensive Income
Net actuarial loss (gain)	$1,668	$-	$(354)	$-
Prior service cost (benefit)	-	-	-	-

Estimated amount of net gain or loss, net prior service cost, and transition obligation remaining in Other Comprehensive Income expected to be recognised as a component of net periodic benefit cost in fiscal 2008 (in thousands):

Defined Benefit Plan	$87
SERBP	$(20)

Components of net periodic pension benefit cost at August 31 (in thousands):

	Defined Benefit Plan			SERBP
	2007	2006	2005	2007	2006	2005

Service cost	$-	$1,193	$1,120	$40	$-	$74
Interest cost	768	809	685	114	109	121
Expected return on plan assets	(924)	(1,005)	(840)	-	-	-
Amortization of past service cost	-	4	4	-	-	84
Recognized actuarial loss (gain)	152	248	195	(20)	(29)	(177)

Net periodic pension benefit cost (income)	$(4)	$1,249	$1,164	$134	$80	$102

Weighted-average assumptions used to determine pension benefit obligations for the defined benefit pension plan and SERBP were as follows at August 31:

	Defined Benefit Plan		SERBP
	2007	2006	2007	2006

Discount rate	6.00%	5.90%	6.00%	5.90%
Interest to convert Defined Contribution accounts	N/A	N/A	5.50%	5.50%

Weighted-average assumptions used to determine net periodic pension benefit cost for the defined benefit pension plan and SERBP were as follows for years ended August 31:

	2007	2006	2005

Discount rate	5.90%	5.75%	5.83%
Expected long-term return on plan assets	7.00%	8.00%	8.00%
Rate of compensation increase	N/A	3.00%	3.00%

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To determine the expected long-term rate of return on pension plan assets, the Company considers the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. The Company applies the expected rate of return to a market related value of the assets which reduces the underlying variability in assets to which the Company applies that expected return. The Company amortizes gains and losses as well as the effects of changes in actuarial assumptions and plan provisions over a period no longer than the average future service of employees.

Actuarial assumptions

Primary actuarial assumptions are determined as follows:

•	The expected long-term rate of return on plan assets is based on the Company’s estimate of long-term returns for equities and fixed income securities weighted by the allocation of assets in the plans. The rate is impacted by changes in general market conditions, but because it represents a long-term rate, it is not significantly impacted by short-term market swings. Changes in the allocation of plan assets would also impact this rate.
•	The assumed discount rate is used to discount future benefit obligations back to today’s dollars. The discount rate is reflective of yield rates on U.S. long-term investment grade corporate bonds on and around the August 31 valuation date. This rate is sensitive to changes in interest rates. A decrease in the discount rate would increase the Company’s obligation and expense.
•	Effective June 30, 2006, the Company ceased the accrual of further benefits under the defined benefit plan, and thus the expected rate of compensation increase is no longer applicable in calculating benefit obligations.

Plan asset allocations

The Company’s asset allocation for its defined benefit pension plan is based on the primary goal of maximizing investment returns over the long term. At the same time, the Company has invested in a diversified portfolio so as to provide a balance of returns and risk. In an effort to quantify this allocation, the Company’s Plan Committee has established a target guideline to be used in determining the investment mix.

The table below shows the Company’s target allocation range along with the actual allocations for the defined benefit pension plan at August 31:

	Target	Actual 2007	Actual 2006

Equity	70-90%	75%	72%
Real Estate	0-10%	7%	8%
Fixed Income	0-25%	18%	20%

Total		100%	100%

The Company does not set target allocations for the SERBP.

The table below exhibits the accumulated benefit obligation measured as of August 31 (in thousands):

	Defined Benefit Plan		SERBP
	2007	2006	2007	2006

Accumulated benefit obligation	$13,492	$13,752	$1,992	$2,026

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contributions

The Company expects to make no contributions to its defined benefit pension plan in fiscal 2008, as the plan was frozen as of June 30, 2006. The Company expects to make $145,000 in contributions to the SERBP plan in fiscal 2008.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	Defined
	Benefit
	Pension Plan	SERBP

2008	$1,813	$145
2009	1,621	139
2010	591	139
2011	756	117
2012	1,042	117
2013-2017	5,469	1,416

Total	$11,292	$2,073

Defined Contribution Plans

The Company has several defined contribution plans covering nonunion employees. Contributions to these plans totaled $4 million, $2 million and $1 million for fiscal 2007, 2006 and 2005, respectively.

Multiemployer Pension Plans

In accordance with its collective bargaining agreements, the Company contributed $4 million, $3 million and $3 million per year to multiemployer pension plans during fiscal 2007, 2006, and 2005. The Company is not the sponsor or administrator of these multiemployer plans. Contributions were determined in accordance with provisions of negotiated labor contracts.

The Company learned during fiscal 2004 that one of the multiemployer plans in which SMB is a participating employer would not meet Employee Retirement Incentive Security Act of 1974 (“ERISA”) minimum funding standards for the plan year ending September 30, 2004. The trustees of that plan applied to the Internal Revenue Service (“IRS”) for certain relief from this minimum funding standard. The IRS indicated a willingness to consider granting the relief provided the plan’s contributing employers, including the Company, agreed to increased contributions. The increased contributions were estimated to average 6% per year, compounded annually, until the plan reaches the funded status required by the IRS. These increases were based on the Company’s current contribution level to the plan of approximately $2 million per year. Based on commitments from the majority of employers participating in the Plan to make the increased contributions, the Plan Trustees proceeded with the relief request, and in August 2006 received formal approval from the IRS. Based on this approval, in the fourth fiscal quarter of 2006, the Company reversed approximately $1 million in charges that had been accrued in fiscal 2004 for the Company’s estimated share of additional contributions or excise taxes that would have been required had the IRS approval not been received.

The Company has contingent liabilities for its share of the unfunded liabilities of each plan to which it contributes. The Company’s contingent liability for a plan would be triggered if it were to withdraw from that plan. The

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company has no current intention of withdrawing from any of the plans. The Company is unable to determine its relative portion of, or estimate its future liability under, these plans.

Note 13 – Share-Based Compensation

The Company adopted the 1993 Stock Incentive Plan (“the Plan”) for its employees, consultants, and directors. Pursuant to the provisions of the Plan, as amended, the Company is authorized to issue up to 7.2 million shares of Class A Common Stock for any awards issued under the Plan. At the 2006 Annual Meeting of Shareholders, the Company’s shareholders approved amendments to the Plan to (a) authorize the grant of performance-based long-term incentive awards (“performance-based awards”) under the Plan that would be eligible for treatment as performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986 and (b) increase the per-employee limit on grants of options and stock appreciation rights under the Plan from 100,000 shares to 150,000 shares annually. The amendments did not include any increase in the number of shares reserved for issuance under the Plan.

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

As described above, the fair value of stock options granted during the following years ended August 31 was determined using the Black-Scholes with the following assumptions:

	2007(1)	2006	2005

Risk-free interest rate – stock options	N/A	4.83%	3.90%
Dividend yields	N/A	1.00%	1.00%
Weighted-average expected life of stock options (in years)	N/A	6.6	6.5
Price Volatility – stock options	N/A	46%	48%
Weighted-average fair value of options granted during the	N/A	$16.43	$12.37

(1)	No options were granted in fiscal 2007.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s stock option activity and related information is as follows:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Options	Exercise	Contractual	Value
	(in 000’s)	Price	Term (in years)	(in 000’s)

Outstanding at August 31, 2005	1,017	$12.58
Options granted	496	34.44
Options exercised	(432)	8.26
Options forfeited/canceled	(133)	12.02

Outstanding at August 31, 2006	948	$26.06	8.4	$6,734

Exercisable at August 31, 2006	294	$17.87	7.0	$4,158

Outstanding at August 31, 2006	948	$26.06
Options exercised	(120)	12.62
Options forfeited/canceled	(293)	33.81

Outstanding at August 31, 2007	535	$24.84	7.3	$17,958

Exercisable at August 31, 2007	286	$22.10	6.9	$10,382

On August 9, 2007, the Compensation Committee of the Board of Directors approved modifications to the award agreements for options outstanding under the Plan, to provide for accelerated vesting upon the death, disability or retirement of the optionee or upon a change in control of the Company. The definition of the term “disability” was broadened. This modification affected 18 employees and resulted in an incremental increase in stock option compensation expense of $1 million in the fourth quarter of fiscal 2007.

As of August 31, 2007, the total number of unvested stock options was 248,825 shares. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their options on August 31, 2007. Aggregate intrinsic value was calculated as the difference between the Company’s closing stock price on the last trading day of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options. Total intrinsic value of stock options exercised was $4 million, $12 million, and $4 million for the years ended August 31, 2007, 2006, and 2005, respectively. The total fair value of stock options vested during the fiscal years ended August 31, 2007, 2006, and 2005 was $1 million, $2 million, and $1 million, respectively. The Company recognized compensation expense associated with stock options of $3 million and $2 million for fiscal 2007 and 2006, respectively. As of August 31, 2007, the total remaining unrecognized compensation expense related to non-vested stock options amounted to $3 million. The weighted-average remaining requisite service period of the non-vested stock options was approximately 2.7 years. Total proceeds received from option exercises for the years ended August 31, 2007, 2006, and 2005 was $2 million, $4 million, and $1 million, respectively. The tax benefits realized from the option exercises of the share-based payment awards for fiscal 2007 and 2006 were $1 million and $4 million, respectively. In fiscal year 2005, the Company recorded cumulative tax benefits from exercises of employee stock options of $14 million on original or amended income tax returns the amounts the employees would report as ordinary income.

Restricted Stock Units

In connection with the approval of stock option awards by the Compensation Committee on July 25, 2006, the Committee authorized the Company to permit option grantees to elect to receive the value of the option awards in restricted shares of Class A common stock of the Company. In October 2006, the Company commenced a tender

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

offer under which the recipients of the July 25, 2006 option grants were allowed to exchange the options for RSUs on a 2:1 basis, an exchange ratio determined to be equivalent under a Black-Scholes pricing model. The RSUs vest on the same schedule as the options granted on July 25, 2006. As of the close of the tender offer on November 6, 2006, stock options for 272,000 shares were exchanged for 136,000 RSUs. The estimated fair value of the RSUs issued on November 7, 2006 was $5 million based on the market closing price of the underlying Class A common stock on November 6, 2006 of $37.65. As a result of the exchange, the Company estimated the incremental compensation expense to be $541,000, which is being recognized over the remaining portion of the five-year vesting term of the RSUs.

On June 27, 2007, the Compensation Committee granted awards for 50,000 RSUs to an executive officer and another officer under the terms of their employment agreements, which vest 25% in June 2007, 25% in June 2008 and 50% in June 2009. Vesting of 25,000 shares is based on continued employment, and the remaining 25,000 shares vest based on performance metrics approved by the Committee. The estimated fair value of the RSUs issued on June 27, 2007 was $2 million based on the market closing price of the underlying Class A common stock on June 27, 2007 of $47.25.

On August 9, 2007, the Compensation Committee granted 103,578 RSUs to its key employees and officers under the 1993 plan. The RSUs have a five-year term and vest 20% per year over five years commencing June 1, 2008. The Committee also approved amendments to the definition of the term “disability” in the existing RSU award agreements The estimated fair value of the RSUs granted on August 9, 2007 was $5 million based on the market closing price of the underlying Class A common stock on August 9, 2007 of $51.34.

A summary of the Company’s RSUs and related information is as follows for the year ended August 31, 2007 (in thousands except weighted average of grant fair values):

Unvested at beginning of year	-
Granted	290
Vested/Paid (net of payroll taxes)	(31)
Forfeited	(10)

Unvested at end of year	249

Weighted average of fair value grant	$44.94

The total fair value of RSU shares vested in fiscal 2007 was $1 million. The Company recognized compensation expense associated with RSU shares of $2 million in fiscal 2007. As of August 31, 2007, total remaining unrecognized compensation expense related to unvested RSUs was $9 million, which is expected to be recognized over a weighted-average period of 3.8 years.

The RSU agreements provide for accelerated vesting upon death, disability or retirement of the holder or upon a change in control of the Company. The accelerated vesting clause affected 27 employees who received RSU awards and resulted in an incremental increase in RSU compensation expense of $1 million in fiscal 2007.

Long-Term Incentive Plan

The Plan authorizes performance-based awards to certain employees subject to certain conditions and restrictions. A participant generally must be employed by the Company on October 31 following the end of the performance period to receive an award payout, although adjusted awards will be paid if employment terminates earlier on account of death, disability, retirement, termination without cause after the first year of the performance period or a sale of the Company. Awards will be paid in Class A common stock as soon as practicable after October 31 following the end of the performance period.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2006 – 2008 Long-Term Incentive Awards

On November 29, 2005, the Company’s Compensation Committee approved performance-based awards under the Plan. The Compensation Committee approved additional awards on the same terms to two executive officers and one officer in a division on January 30, 2006 and April 28, 2006, respectively.

The Compensation Committee established a series of performance targets, which include the Company’s total shareholder return (“TSR”) for the performance period relative to the S&P 500 Industrials (weighted at 50%) (“TSR Awards”), the operating income per ton of MRB for the performance period (weighted at 16 2/3%), the number of Economic Value Added (“EVA”) positive stores of APB for the last year of the performance period (weighted at 16 2/3%), and the man hours per ton of the SMB for the performance period (weighted at 16 2/3%), corresponding to award payouts ranging from 25% to 300% of the weighted portions of the target awards (“Performance Awards,” collectively). For participants who work exclusively in one business segment, the awards are weighted 50% on the performance measure for their segment and 50% on total shareholder return. A participant generally must be employed by the Company on October 31 following the end of the performance period to receive an award payout, although pro-rated awards will be paid if employment terminates earlier on account of death, disability, retirement, termination without cause after the first year of the performance period, or a sale of the Company or the business segment for which a participant works. Awards will be paid in the Company’s Class A Common Stock as soon as practicable after October 31 following the end of the performance period.

The fair value of Performance Awards granted during the periods was determined by multiplying the total number of shares expected to be issued by the Company’s closing stock price as of the date of the grant and is being recognized over the requisite service period of 2.9 years. The weighted average fair value of Performance Awards granted during fiscal 2006 was $34.27.

The fair value of TSR Performance Awards granted during the year ended August 31, 2006 was determined using a Monte Carlo simulation model with the following assumptions:

Risk-free interest rate	5%
Dividend yields	0.20%

Weighted-average expected life (years)	2.9

Volatility	50%

Weighted-average fair value of TSR performance awards	$ 52.04

In accordance with the provisions of SFAS 123(R), compensation expense related to the TSR award, which has market conditions, will be recognized over the requisite service period and will only be adjusted if the requisite service is not rendered.

Fiscal 2007 – 2009 Long-Term Incentive Awards

On November 27, 2006, the Company’s Compensation Committee approved performance-based awards under the Plan. The Compensation Committee established a series of performance targets based on the Company’s average growth in earnings per share (weighted at 50%) and the Company’s average return on capital employed (weighted at 50%), for the three years of the performance period corresponding to award payouts ranging from threshold at 50% to maximum at 200% of the weighted portions of the target awards. For measuring earnings per share growth in fiscal 2007, the Compensation Committee set the fiscal 2006 diluted earnings per share amount lower than the actual amount, reflecting the elimination of certain large nonrecurring items. The weighted average fair value of Performance Awards granted during fiscal 2007 was $39.72.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Awards activity under the Plan as of and during fiscal 2007 was as follows for all LTIP performance awards (number of awards in thousands):

	Year Ended August 31, 2007
		Weighted-
	Performance	Average
	Awards	Fair Value

Outstanding at August 31, 2006	95	$43.15
Performance awards granted	333
Performance awards forfeited	(13)

Outstanding at August 31, 2007	415	$41.33

Compensation expense associated with Performance Awards for fiscal 2007 and 2006 was calculated assuming all performance targets were met. Compensation expense for anticipated awards based upon the Company’s financial performance was $3 million in 2007 and $1 million in 2006. As of August 31, 2007, unrecognized compensation expense related to non-vested performance shares was $16 million, which is expected to be recognized over a weighted-average period of 1.8 years.

In August, 2007 the Compensation Committee approved amendments to the definition of the term “disability” in the existing agreements for Performance Awards.

Deferred Stock Units

On July 26, 2006, the Compensation Committee approved the Deferred Compensation Plan for Non-Employee Directors in conjunction with authorizing the issuance of Deferred Stock Units (“DSUs”) to non-employee directors as the form of the restricted stock awards approved by the Board in July 2005. One DSU gives the director the right to receive one share of Class A Common Stock at a future date. Annually, immediately following the annual meeting of shareholders (commencing with the 2007 annual meeting), each non-employee director will receive DSUs for a number of shares equal to $87,500 ($131,250 for the Chairman of the Board) divided by the closing market price of the Class A Common Stock on the grant date. The DSUs will become fully vested on the day before the next annual meeting, subject to continued service on the Board. The DSUs will also become fully vested on the death or disability of a director or a change in control of the Company (as defined in the DSU award agreement).

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

In order to move from a cycle of granting non-employee director equity awards each year in June to a cycle of granting the awards in January at the time of the annual meeting, the Company granted a one-time award of DSUs to each non-employee director, effective as of August 31, 2006. The one-time grants were for the number of DSUs equal to $43,750 ($65,625 for the Chairman of the Board) divided by the closing market price of the Class A Common Stock on August 31, 2006. On August 31, 2006, the total number of DSUs granted was 14,000 shares. These DSUs became fully vested on January 31, 2007. The Company recognized $1 million compensation expense for these DSUs for the year ended August 31, 2007.

On January 31, 2007, the Compensation Committee granted DSUs to each of its non-employee directors. Each grant was equal to $87,500 ($131,250 for the Chairman of the Board) divided by the closing market price of the Class A common stock on January 31, 2007. The total number of DSUs granted on January 31, 2007 was 23,864 shares. The DSUs will become fully vested on the day before the 2008 annual meeting, subject to continued Board service. The

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

compensation expense associated with the DSUs granted will be recognized over the respective requisite service periods of the awards. The Company recognized $1 million in compensation expense for these DSUs for the year ended August 31, 2007.

Note 14 -	Income Taxes

Income tax expense (benefit) consisted of the following at August 31 (in thousands):

	2007	2006	2005

Current
Federal	$61,728	$86,713	$70,726
State	4,069	5,453	7,250
Foreign	1,402	1,316	874

Total current	67,199	93,482	78,850

Deferred
Federal	8,014	(6,353)	3,786
State	120	(258)	(1,114)

Total deferred	8,134	(6,611)	2,672

Total income tax expense	$75,333	$86,871	$81,522

Deferred tax assets and liabilities were comprised of the following at August 31 (in thousands):

	2007	2006

Deferred tax assets:
Environmental liabilities	$12,879	$13,262
Employee benefit accruals	6,695	4,523
Net operating loss carryforwards	6,297	7,990
State income tax and other	4,730	5,214
Inventory valuation methods	1,282	1,248
Alternative minimum tax credit carryforward	742	742
California Enterprise Zone credit carryforward	187	563

Total deferred tax assets	32,812	33,542

Deferred tax liabilities
Accelerated depreciation and basis differences	40,400	33,144
Prepaid expense acceleration	2,248	1,984
Translation adjustment	1,399	1,045

Total deferred tax liabilities	44,047	36,173

Net deferred tax liability	$11,235	$2,631

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense differs from the amount that would result by applying the U.S. statutory rate to earnings before taxes. A reconciliation of the difference at August 31 is as follows:

	2007	2006	2005

Federal statutory rate	35.0%	35.0%	35.0%

Extraterritorial income exclusion	(1.1)	(1.7)	(2.6)

Nondeductible fine	-	2.1	-

State taxes, net of federal benefit	1.5	2.2	1.9

Section 199 deduction and other	(0.8)	(0.7)	–

Officers’ compensation	1.5	0.6	1.0

Effective tax rate	36.1%	37.5%	35.3%

The tax rates were 36.1%, 37.5% and 35.3% for fiscal 2007, 2006 and 2005, respectively. The tax rate in fiscal 2006 was higher than in fiscal 2007 primarily because of an accrual recorded in fiscal 2006 of $14 million for nondeductible penalties and profits disgorgement expensed in connection with the settlement of the SEC and DOJ investigations. The nondeductible expense increased the fiscal 2006 tax rate by 2.1%. In addition, the fiscal 2006 tax rate was higher than normal because it included an estimated tax rate of 38.0% for the non-recurring $57 million gain arising from the HNC separation and termination (see Note 7 – Business Combinations), a tax rate that was higher than the rate applicable to the Company’s recurring income.

The Company acquired the net operating losses (“NOLs”) of PNE when it was acquired in fiscal 1996. The remaining $6 million of PNE NOLs at August 31, 2007 will expire in fiscal 2012 if unused. The Company acquired the NOLs of GreenLeaf when it was acquired in fiscal 2006. The remaining $12 million of GreenLeaf NOLs at August 31, 2007, will expire in fiscal 2024 if unused. Annual use of the PNE and GreenLeaf NOLs is limited by Section 382 of the Internal Revenue Code. No valuation allowances have been established to offset the PNE or GreenLeaf NOLs because management believes that it is more like likely than not that future taxable income will be sufficient to absorb the NOLs in their entirety.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 -	Earnings and Dividends Per Share

The following table sets forth the reconciliation from basic net income per share to diluted net income per share for the years ended August 31 (in thousands, except per share amounts):

	2007	2006	2005

Net income	$131,334	$143,068	$146,867

Computation of shares:
Weighted average common shares outstanding, basic	29,997	30,597	30,427
Incremental common shares attributable to dilutive stock options and LTIP awards	403	199	670

Diluted average common shares outstanding	30,400	30,796	31,097

Basic net income per share	$4.38	$4.68	$4.83

Diluted net income per share	$4.32	$4.65	$4.72

Dividend per share	$0.068	$0.068	$0.068

The Company accounts for earnings per share in accordance with SFAS 128, “Earnings per Share.” Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the periods presented and vested DSUs. Diluted earnings per share is computed using net income and the weighted average number of common shares outstanding, assuming dilution. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of performance shares and DSU and RSU awards using the treasury stock method. Stock options totaling 200,000 and 600,000 shares as of August 31, 2007 and 2006, respectively, were excluded from the calculation of diluted earnings per share because the options were anti-dilutive.

Note 16 -	Related Party Transactions

The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $19 million, $12 million and $14 million for fiscal 2007, 2006 and 2005, respectively. Advances to these joint ventures were $48,000 and $2 million as of August 31, 2007 and 2006, respectively. In addition, payments from these joint ventures amounted to $2 million and $250,000 for the fiscal year ended August 31, 2007 and 2006, respectively. Included in other assets are notes receivable from joint venture businesses of $312,000 at August 31, 2007 and $1 million as August 31, 2006.

Thomas D. Klauer, Jr., President of the Company’s Auto Parts Business, is the sole shareholder of a corporation that is the 25% minority partner in a partnership with the Company. This partnership operates four self-service stores in Northern California. Mr. Klauer’s 25% share of the profits of this partnership totaled $1 million in fiscal years 2007 and 2006 and $2 million in fiscal year 2005. Mr. Klauer also owns the property at one of these stores which is leased to the partnership under a lease providing for annual rent of $228,000, subject to annual adjustments based on the Consumer Price Index, and a term expiring in December 2010. The partnership has the option to renew the lease, upon its expiration, for a five-year period.

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Schnitzer Investment Corp. (“SIC”) is a real estate company that owns, develops and manages various commercial and residential real estate projects. It is owned by members of the Schnitzer family, who are collectively controlling shareholders of the Company through their ownership of Class B common stock. The Company leased some of its administrative offices from SIC under an operating lease that expires in 2015, and at August 31, 2007 the annual rent was less than $1 million annually. In the first quarter of fiscal 2008, SIC sold this building to an unrelated party.

The following table summarizes the future minimum rents for these related party leases (in thousands):

Years ending
August 31,

2008	$973
2009	986
2010	1,000
2011	717
2012	583
Thereafter	1,725

Total	$5,984

The Company, SIC and another Schnitzer family company are also parties to a shared services agreement for the performance of various administrative services. During fiscal 2006, substantially all services performed by the Company under this agreement were eliminated. Under the shared services agreement, the Company billed SIC a total of $57,000 and $156,000 in fiscal 2007 and 2006, respectively. Included in accounts receivable are amounts due from SIC of $39,000 and $21,000 as of August 31, 2007 and 2006, respectively. The Company also repays SIC for various reimbursable expenses. For the years ended August 31, 2007 and 2006, the Company paid SIC a total of $200,000 and $173,000, respectively, for reimbursable expenses. These administrative charges totaled less than $1 million per year during fiscal 2007, 2006 and 2005.

During fiscal 2007, the Company engaged in a series of transactions with EC Company (“EC”), an electrical contractor, in which EC provided goods or services to the Company’s Portland-based operations. Total charges by EC to the Company in fiscal 2007 were $146,000. Robert Ball, a director of the Company, is the Chairman of the Board and a 27% shareholder of BSR Holding Company, of which EC is a wholly-owned subsidiary.

Note 17 -	Segment Information

The Company operates in three reportable segments: metal purchasing, processing, recycling, selling and trading (MRB), mini-mill steel manufacturing (SMB) and self-service and full-service used auto parts (APB). Additionally, the Company is a non-controlling partner in joint ventures, which are either in the metals recycling business or are suppliers of unprocessed metal. As a result of the HNC separation that was completed on September 30, 2005 (See Note 7 – Business Combinations), the Joint Venture segment was eliminated and the results for the two entities acquired in this transaction that the Company is now managing, as well as the remaining five joint venture interests, are consolidated into MRB. As such, the joint venture amounts for fiscal 2007 and 2006 are not presented separately. The Company determined that retroactively adjusting prior period results for the entities acquired in this transaction is not meaningful given that the Company was a 50% equity partner and was not involved in managing the day-to-day operations of these entities prior to the HNC separation.

MRB buys and processes ferrous and nonferrous metal for sale to foreign and other domestic steel producers or their representatives and to SMB. MRB also purchases ferrous metal from other processors for shipment directly to SMB.

SMB produces rebar, coiled rebar, merchant bar, wire rod, and other specialty products.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APB purchases used vehicles, sells parts from those vehicles through its retail facilities and wholesale operations, and sells the remaining portion of the vehicles to metal recyclers, including MRB.

Intersegment sales from MRB to SMB and from APB to MRB are negotiated rates intended to approximate market prices. These intercompany sales tend to produce intercompany profits which are not recognized, until the finished products are ultimately sold to third parties.

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below illustrate the Company’s operating results by segment for the years ended August 3, (in thousands):

	2007	2006	2005

Net revenues
Metals Recycling Business	$2,089,271	$1,406,783	$580,147
Auto Parts Business	266,354	218,130	107,808
Steel Manufacturing Business	424,550	386,610	315,476

Segment revenue	2,780,175	2,011,523	1,003,431
Intersegment eliminations	(207,910)	(156,808)	(150,353)

Consolidated net revenues	$2,572,265	$1,854,715	$853,078

Depreciation and amortization:
Metals Recycling Business	$21,990	$15,893	$7,141
Auto Parts Business	7,818	6,727	4,937
Steel Manufacturing Business	8,987	8,224	8,184

Segment depreciation and amortization	38,795	30,844	20,262
Corporate	1,768	567	619

Total depreciation and amortization	$40,563	$31,411	$20,881

Operating income
Metals Recycling Business	$165,599	$127,689	$111,703
Auto Parts Business	29,050	28,334	28,080
Steel Manufacturing Business	64,355	74,791	42,661
Joint Ventures(1)	-	-	69,630

Segment operating income	259,004	230,814	252,074
Corporate and eliminations	(45,441)	(55,750)	(21,003)

Consolidated operating income	$213,563	$175,064	$231,071

Income (loss) before income taxes, minority interests and pre-acquisition interests
Metals Recycling Business	$167,543	$129,216	$181,192
Auto Parts Business	30,584	29,712	29,207
Steel Manufacturing Business	63,996	74,444	42,436

Segment income before income taxes, minority interests and pre-acquisition interests	262,123	233,372	252,835
Corporate and eliminations	(53,158)	(1,683)	(21,949)

Consolidated income before taxes, minority interests and pre-acquisition interests	$208,965	$231,689	$230,886

Capital expenditures:
Metals Recycling Business	$41,390	$53,777	$33,303
Auto Parts Business	7,053	12,553	5,143
Steel Manufacturing Business	30,376	9,710	9,352

Segment capital expenditures	78,819	76,040	47,798
Corporate	2,034	10,543	452

Total capital expenditures	$80,853	$86,583	$48,250

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	As a result of the HNC joint venture separation and termination agreement, the Joint Venture segment was eliminated and the results for the two entities acquired in this transaction, in which the Company had a previous interest, and all remaining Joint Ventures, were consolidated into MRB as of the beginning of fiscal 2006. Included in the Joint Venture segment for fiscal 2005 is estimated operating income for these two businesses of $12 million for the year then ended. The Company determined that retroactively adjusting prior period results for entities acquired in this transaction is not meaningful given that the Company was a 50% partner and was not involved in managing day-to-day operations of these entities prior to the HNC separation.

Revenues by geographic area for the year ended August 31, (in millions):

	2007	2006	2005

Metals Recycling Business:
Africa	$87	$47	$-
Asia	755	562	402
North America	639	424	178
Europe	608	373	-
Sales to Steel Manufacturing Business	(186)	(142)	(137)

Sales to external customers	1,903	1,264	443

Auto Parts Business:
North America	266	218	108
Sales to Metals Recycling Business	(22)	(14)	(13)

Sales to external customers	244	204	95

Steel Manufacturing Business:
Sales to external customers in North America	425	387	315

Total revenue	$2,572	$1,855	$853

In fiscal 2007 and 2006, there were no external customers that accounted for more than 10% of the Company’s consolidated revenues, and in fiscal year 2005, MRB had one customer that accounted for $108 million, or 13%, of the Company’s consolidated revenues. Sales to foreign countries are a significant part of the Company’s business. The schedule below identifies those foreign countries in which the Company’s sales exceeded 10% of consolidated revenues, in any of the last three years ended August 31:

	2007	2006	2005

China	-	6%	15%
South Korea	3%	4%	19%
Turkey	18%	12%	-

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the Company’s total assets for the year ended August 31, (in thousands):

	2007	2006

Metals Recycling Business	$905,666	$728,985
Auto Parts Business	239,280	146,502
Steel Manufacturing Business	308,846	243,652

Segment assets	1,453,792	1,119,139
Corporate and eliminations	(302,378)	(74,415)

Total assets	$1,151,414	$1,044,724

Long-lived assets consist primarily of net property, plant and equipment. Substantially all of the Company’s long-lived assets are located in the U.S.

Quarterly Financial Data (Unaudited)

In the opinion of management, this unaudited quarterly financial summary includes all adjustments necessary to present fairly the results for the periods represented (in thousands, except per share amounts):

	Fiscal 2007
	First	Second	Third	Fourth

Revenues	$509,854	$604,442	$709,449	$748,520
Operating income	$33,576	$47,264	$69,770	$62,953
Net income	$21,158	$28,446	$43,754	$37,976
Basic earnings per share	$0.69	$0.94	$1.48	$1.29
Diluted earnings per share	$0.69	$0.93	$1.47	$1.28

	Fiscal 2006
	First	Second	Third	Fourth

Revenues	$341,231	$403,285	$505,573	$604,626
Operating income	$17,533	$31,570	$49,310	$76,651
Net income	$41,530	$21,118	$30,205	$50,215
Basic earnings per share	$1.36	$0.69	$0.99	$1.63
Diluted earnings per share	$1.34	$0.68	$0.98	$1.62

Schedule II – Valuation and Qualifying Accounts

For the Years Ended August 31, 2007, 2006, and 2005
(In thousands)

		Column C
Column A	Column B	Additions	Column D	Column E
	Balance at	Charged to		Balance at
	beginning	cost and		end of
Description	of period	expenses	Deductions	period

Fiscal 2007
Allowance for doubtful accounts	$1,271	$1,342	$792	$1,821
Inventories — net realizable value	$1,890	$—	$24	$1,866

Fiscal 2006
Allowance for doubtful accounts	$810	$616	$155	$1,271
Inventories — net realizable value	$3,535	$—	$1,645	$1,890

Fiscal 2005
Allowance for doubtful accounts	$772	$45	$7	$810
Inventories — net realizable value	$3,392	$143	$—	$3,535

SCHNITZER STEEL INDUSTRIES
FORM 10-K

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2007, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting is presented within Item 8 of this Annual Report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during its most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Chief Executive Officer and Chief Financial Officer Certifications

The certifications of the Company’s Chief Executive Office and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed with as Exhibits 31.1 and 31.2 to this report.

ITEM 9B.	OTHER INFORMATION

None.

SCHNITZER STEEL INDUSTRIES
FORM 10-K

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Item 401, 405 and 407 of Regulation S-K regarding directors and beneficial ownership will be included under “Election of Directors,” “Corporate Governance” and under “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively in the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Executive Officers

Name	Age	Office
John D. Carter	61	President and Chief Executive Officer
Gregory J. Witherspoon	61	Vice President and Chief Financial Officer
Richard D. Peach	44	Vice President, Deputy Chief Financial Officer and Chief Accounting Officer
Tamara L. Lundgren	50	Executive Vice President and Chief Operating Officer
Gary A. Schnitzer	65	Executive Vice President
Donald W. Hamaker	55	President, Metals Recycling Business
Thomas D. Klauer, Jr.	53	President, Auto Parts Business
Jeffrey Dyck	44	President, Steel Manufacturing Business
Richard C. Josephson	59	Vice President, General Counsel and Secretary

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

Gregory J. Witherspoon joined the Company in August 2005 as Interim Chief Financial Officer and was appointed as Chief Financial Officer in January 2006. Mr. Witherspoon was a managing director with the financial consulting firm, Plan Bravo Partners, LLC from 1998 through 2006. Prior to this, Mr. Witherspoon was Chief Financial Officer of Aames Financial Corporation from 1997 to 1998, a publicly listed financial services company. From 1998 to 2003, Mr. Witherspoon served as a member of the Board of Directors and Chairman of the Audit Committee of the Board of Directors of Approved Financial Corp., a Virginia-chartered financial institution. Prior to this time, he was a CPA with two of the major public accounting firms.

Richard D. Peach joined the Company in March 2007 as Deputy Chief Financial Officer. He is also the Company’s Chief Accounting Officer. Mr. Peach was the Chief Financial Officer and Senior Vice President with the multi-state energy utility, PacifiCorp, based in Portland, Oregon from 2003 to 2006. Previously, he served in a variety of executive positions with Scottish Power, the international energy company headquartered in Glasgow, Scotland, including Group Controller from 2000 through 2002, Head of United Kingdom Customer Services from 1999 to 2000 and Head of Energy Supply Finance from 1997 to 1999. Mr. Peach is a member of the Institute of Chartered Accountants of Scotland.

SCHNITZER STEEL INDUSTRIES
FORM 10-K

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

Gary A. Schnitzer is an Executive Vice President and was in charge of the Company’s California Metals Recycling operations from 1980 until 2007. He serves on the Company’s Executive Committee and assists in developing the strategic direction of the Company’s Metals Recycling Business.

Donald W. Hamaker joined the Company as President of the Metals Recycling Business in September 2005. Mr. Hamaker was employed in management positions by HNC for nearly 20 years, serving as President since 1999.

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

Section 16 Compliance

The information required by this item will be included under “Section 16 Compliance” in the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Items 402 and 407 of Regulation S-K regarding executive compensation is included under “Compensation of Executive Officers,” “Compensation Discussion and Analysis” and “Director Compensation” in the Proxy Statement to be filed for its 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

SCHNITZER STEEL INDUSTRIES
FORM 10-K

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management, as required by Item 201(d) and Item 403 of Regulation S-K, will be included under “Voting Securities and Principal Shareholders” in the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to securities authorized for issuance under equity compensation plans will be included under “Compensation Plan Information” in the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under “Certain Transactions” in the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding the Company’s principal accountant fees and services will be included under “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	The following financial statements are filed as part of this report:

		See Index to Consolidated Financial Statements and Schedule on page 43 of this report.

	2.	The following schedule and report of independent accountants are filed as part of this report:

		Page

	Schedule II Valuation and Qualifying Accounts	88

	All other schedules are omitted as the information is either not applicable or is not required.

3.	Exhibits:

2.1	Agreement of Purchase and Sale, dated December 30, 2004, among Vehicle Recycling Solutions, LLC, a Delaware limited liability company, several wholly-owned subsidiaries of Vehicle Recycling Solutions, LLC, and Pick-N-Pull Auto Dismantlers, a California general partnership and wholly-owned subsidiary of the Registrant. Filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004, and incorporated herein by reference.

2.2	Master Agreement, dated as of June 8, 2005, by and among Hugo Neu Co., LLC, HNE Recycling LLC, HNW Recycling LLC, and Joint Venture Operations, Inc. and for certain limited purposes Hugo Neu Corporation and the Registrant. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 9, 2005, and incorporated herein by reference.

2.3	Unit Purchase Agreement, dated August 5, 2005, between Pick-N-Pull Auto Dismantlers, PNP Commercial Acquisition, LLC, and Tree Acquisition, L.P., related to the acquisition of GreenLeaf Auto Recyclers, LLC. Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2005, and incorporated herein by reference.

2.4	Agreement of Purchase and Sale, dated August 5, 2005, between PNP Commercial Acquisition, LLC, and Ford Motor Company, related to the acquisition of GreenLeaf Auto Recyclers, LLC. Filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on October 5, 2005, and incorporated herein by reference.

2.5	First Amendment, dated September 30, 2005, to Unit Purchase Agreement dated August 5, 2005 between Pick-N-Pull Auto Dismantlers, PNP Commercial Acquisition, LLC, and Tree Acquisition, L.P. Filed as Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on October 5, 2005, and incorporated herein by reference.

2.6	Asset Purchase Agreement, dated as of September 2, 2005, between RRC Acquisition, LLC, Regional Recycling LLC, Metal Asset Acquisition, LLC, 939 Fortress Investments, LLC, Fortress Apartments, LLC, Integrity Metal, LLC, RCC Recycling, LLC, Alan Dreher, George Dreher, Paul Dreher, James J. Filler, Teja Jouhal and Herbert Miller. Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 8, 2005, and incorporated herein by reference.

3.1	2006 Restated Articles of Incorporation of the Registrant. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 9, 2006, and incorporated herein by reference.

3.2	Restated Bylaws of the Registrant. Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 3, 2007, and incorporated herein by reference.

4.1	Amended and Restated Credit Agreement, dated November 8, 2005, between the Registrant, Bank of America, NA, and the Other Lenders Party Thereto. Filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005, and incorporated herein by reference.

4.2	Amendment to Amended and Restated Credit Agreement, dated July 20, 2007, between the Company, Bank of America, NA, and Other Lenders Party Thereto. Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 24, 2007, and incorporated herein by reference.

4.3	Rights Agreement, dated March 21, 2006, between the Registrant and Wells Fargo Bank, N.A. Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2006, and incorporated herein by reference.

9.1	Schnitzer Steel Industries, Inc. 2001 Restated Voting Trust and Buy-Sell Agreement, dated March 26, 2001. Filed as Exhibit 9.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference.

10.1	Yeon Business Center Lease Agreement (3200 Yeon), dated August 7, 2003, between Schnitzer Investment Corp. and the Registrant, relating to the corporate headquarters at 3200 NW Yeon Ave. Filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003, and incorporated herein by reference.

10.2	Yeon Business Center Lease Agreement (3330 Yeon), dated August 7, 2003, between Schnitzer Investment Corp. and the Registrant, relating to the corporate headquarters at 3330 NW Yeon Ave. Filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003, and incorporated herein by reference.

10.3	Lease Agreement, dated September 1, 1988, between Schnitzer Investment Corp. and the Registrant, as amended, relating to the Portland Metals Recycling operation and which has terminated except for surviving indemnity obligations. Filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on September 24, 1996 (Commission File No. 33-69352), and incorporated herein by reference.

10.4	Amendment No. 1 to Yeon Business Center Lease Agreement (3200 Yeon), dated February 1, 2004. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005, and incorporated herein by reference.

10.5	Amendment No. 2 to Yeon Business Center Lease Agreement (3200 Yeon), dated October 20, 2005. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005, and incorporated herein by reference.

10.6	Amendment No. 1 to Yeon Business Center Lease Agreement (3330 Yeon), dated February 1, 2004. Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005, and incorporated herein by reference.

10.7	Amendment to Yeon Business Center Lease Agreement, (3330 Yeon), dated October 20, 2005. Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005, and incorporated herein by reference.

10.8	Amendment No. 3 to Yeon Business Center Lease Agreement (3200 NW Yeon), dated March 10, 2006. Filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007 and incorporated herein by reference.

10.9		Purchase and Sale Agreement, dated May 4, 2005, between Schnitzer Investment Corp. and the Registrant, relating to purchase by the Registrant of the Portland Metals Recycling operations real estate. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2005, and incorporated herein by reference.

10.10		Second Amended Shared Services Agreement, dated September 13, 1993, between the Registrant and certain entities controlled by shareholders of the Registrant. Filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on September 24, 1996 (Commission File No. 33-69352), and incorporated herein by reference.

10.11		Amendment, dated September 1, 1994, to Second Amended Shared Services Agreement between the Registrant and certain entities controlled by shareholders of the Registrant. Filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference.

10.12		Third Amended Shared Services Agreement, dated July 26, 2006, between the Registrant, Schnitzer Investment Corp. and Island Equipment Company, Inc. Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on July 28, 2006, and incorporated herein by reference.

*10	.13	Letter Agreement regarding initial compensation terms, dated July 18, 2005, between John D. Carter and the Registrant. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on July 20, 2005, and incorporated herein by reference.

*10	.14	Employment Agreement, dated February 17, 2006, between John D. Carter and the Registrant. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2006, and incorporated herein by reference.

*10	.15	Change in Control Severance Agreement, dated February 17, 2006, between John D. Carter and the Registrant. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 22, 2006, and incorporated herein by reference.

*10	.16	Agreement, dated August 31, 2005, between Gregory J. Witherspoon and the Registrant regarding Mr. Witherspoon’s position as Interim Chief Financial Officer. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on September 6, 2005, and incorporated herein by reference.

*10	.17	Letter agreement, dated January 6, 2006, between Gregory J. Witherspoon and the Registrant, regarding Mr. Witherspoon’s position as Chief Financial Officer. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 10, 2006, and incorporated herein by reference.

*10	.18	Letter agreement, dated January 6, 2006, between Richard C. Josephson and the Registrant, regarding Mr. Josephson’s position as Vice President and General Counsel. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 10, 2006, and incorporated herein by reference.

*10	.19	Employment Agreement, dated September 13, 2005, between Donald Hamaker and the Registrant. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 19, 2005, and incorporated herein by reference.

*10	.20	Employment Agreement, dated April 10, 2006, between Tamara L. Adler (Lundgren) and the Registrant. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2006, and incorporated herein by reference.

*10	.21	Change in Control Severance Agreement, dated April 10, 2006, between Tamara L. Adler (Lundgren) and the Registrant. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 12, 2006, and incorporated herein by reference.

*10	.22	1993 Stock Incentive Plan of the Registrant. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for quarter ended February 28, 2002, and incorporated herein by reference.

*10	.23	1993 Stock Incentive Plan of the Registrant as amended as of January 30, 2006. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2006, and incorporated herein by reference.

*10	.24	Form of Stock Option Agreement used for option grants to employees under the 1993 Stock Incentive Plan. Filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004, and incorporated herein by reference.

*10	.25	Form of Stock Option Agreement used for option grants to non-employee directors under the 1993 Stock Incentive Plan. Filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004, and incorporated herein by reference.

*10	.26	Form of Long-Term Incentive Award Agreement under the 1993 Stock Incentive Plan. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 3, 2006, and incorporated herein by reference.

*10	.28	Supplemental Executive Retirement Bonus Plan of the Registrant. Filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for fiscal year ended August 31, 2001, and incorporated herein by reference.

*10	.29	Amendment to the Supplemental Executive Retirement Bonus Plan of the Registrant effective January 1, 2002. Filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for fiscal year ended August 31, 2001, and incorporated herein by reference.

*10	.30	Schnitzer Steel Industries, Inc. Amended and Restated Economic Value Added Bonus Plan. Filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004, and incorporated herein by reference.

*10	.31	Executive Annual Bonus Plan. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2005, and incorporated herein by reference.

*10	.32	Non-Employee Director Compensation Schedule, effective as of September 1, 2005. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 20, 2005, and incorporated herein by reference.

*10	.33	Non-Employee Director Compensation Schedule, effective as of July 26, 2006. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on September 19, 2006, and incorporated herein by reference.

*10	.34	Form of Deferred Stock Unit Award Agreement for non-employee directors. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2006, and incorporated herein by reference.

*10	.35	Deferred Compensation Plan for Non-Employee Directors. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 28, 2006, and incorporated herein by reference.

*10	.36	Form of Indemnity Agreement for Directors and Executive Officers. Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 28, 2006, and incorporated herein by reference.

*10	.37	Form of Restricted Stock Unit Award Agreement. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on November 8, 2006, and incorporated herein by reference.

10.38		Deferred Prosecution Agreement (including Statement of Facts), dated October 16, 2006, between the Registrant and the United States Department of Justice. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2006, and incorporated herein by reference.

10.39		Plea Agreement by SSI International Far East, Ltd., dated October 10, 2006. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 19, 2006, and incorporated herein by reference.

10.40		Criminal Information, United States of America vs. SSI International Far East, Ltd., dated October 10, 2006. Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 19, 2006, and incorporated herein by reference.

10.41		Offer of Settlement to the United States Securities and Exchange Commission, dated July 26, 2006. Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 19, 2006, and incorporated herein by reference.

10.42		Order Instituting Cease-and-Desist Proceedings, Making Findings, and Imposing a Cease-and-Desist Order Pursuant to Section 21C of the Securities and Exchange Act of 1934, dated October 16, 2006. Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 19, 2006, and incorporated herein by reference.

*10	.43	Form of Long-Term Incentive Award Agreement under the 1993 Stock Incentive Plan. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2006, and incorporated herein by reference.

*10	.44	Fiscal 2007 Annual Performance Bonus Program. Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006, and incorporated herein by reference.

*10	.45	Annual Incentive Compensation Plan, effective September 1, 2006. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007, and incorporated herein by reference.

*10	.46	Letter Agreement, dated March 2, 2007, between the Registrant and Richard D. Peach, regarding Mr. Peach’s position as Deputy Chief Financial Officer. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2007, and incorporated herein, by reference.

*10	.47	Form of Restricted Stock Unit Award Agreement, as amended as of August 9, 2007

*10	.48	Form of Long-Term Incentive Award Agreement under the 1993 Stock Incentive Plan, as amended as of August 9, 2007.

*10	.49	Form of Non-Statutory Stock Option Agreement under the 1993 Stock Incentive Plan.

*10	.50	Amendment to Equity Award Agreements.

21.1		Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.

Dated October 29, 2007	By: /s/ GREGORY J. WITHERSPOON Gregory J. Witherspoon Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant: October 29, 2007 in the capacities indicated.

Signature	Title

Principal Executive Officer:

/s/ JOHN D. CARTER John D. Carter	President and Chief Executive Officer

Principal Financial Officer:

/s/ GREGORY J. WITHERSPOON Gregory J. Witherspoon	Chief Financial Officer

Principal Accounting Officer:

/s/ RICHARD D. PEACH Richard D. Peach	Deputy Chief Financial Officer

Directors:

*ROBERT S. BALL Robert S. Ball	Director

*WILLIAM A. FURMAN William A. Furman	Director

*JUDITH JOHANSEN Judith Johansen	Director

*WILLIAM LARSSON William Larsson	Director

*SCOTT LEWIS Scott Lewis	Director

*KENNETH M. NOVACK Kenneth M. Novack	Director

*MARK L. PALMQUIST Mark L. Palmquist	Director

*JEAN S. REYNOLDS Jean S. Reynolds		Director

*JILL SCHNITZER EDELSON Jill Schnitzer Edelson		Director

*RALPH R. SHAW Ralph R. Shaw		Director

*By:	/s/ GREGORY J. WITHERSPOON Attorney-in-fact, Gregory J. Witherspoon