Form 10-Q
period 2007-11-30
SCHNITZER STEEL INDUSTRIES INC
filed 2008-01-07
CIK 912603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarter Ended November 30, 2007
Commission file number 0-22496
SCHNITZER STEEL INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

OREGON	93-0341923

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3200 N.W. Yeon Ave. Portland, OR	97210

(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrant had 21,699,302 shares of Class A common stock, par value of $1.00 per share, and 6,576,969 shares of Class B Common Stock, par value of $1.00 per share, outstanding at December 31, 2007.

SCHNITZER STEEL INDUSTRIES, INC.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	November 30, 2007	August 31, 2007
Assets
Current assets:
Cash and cash equivalents	$7,035	$13,410
Accounts receivable, net	160,494	170,212
Inventories, net	313,505	258,568
Deferred income taxes	9,431	8,685
Prepaid expenses and other current assets	18,464	10,601

Total current assets	508,929	461,476
Property, plant and equipment, net	396,220	383,910
Other assets:
Investment in and advances to joint venture partnerships	9,982	9,824
Goodwill	293,223	277,083
Intangibles	14,565	12,090
Other assets	7,128	7,031

Total assets	$1,230,047	$1,151,414

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and capital lease obligations, current	$4,897	$20,275
Accounts payable	91,194	89,526
Accrued payroll and related liabilities	18,660	43,145
Current portion of environmental liabilities	4,104	4,036
Accrued income taxes	1,405	4,787
Other accrued liabilities	34,729	30,420

Total current liabilities	154,989	192,189
Deferred income taxes	19,503	19,920
Long-term debt and capital leases, net of current maturities	226,558	124,079
Environmental liabilities, net of current portion	40,399	39,249
Other long-term liabilities	9,035	5,540
Minority interests	5,402	5,373
Commitments and contingencies
Shareholders’ equity:
Preferred stock-20,000 shares authorized, none issued	—	—
Class A common stock-75,000 shares $1.00 par value authorized, 21,694 and 21,231 shares issued and outstanding	21,694	21,231
Class B common stock-25,000 shares $1.00 par value authorized, 6,577 and 7,328 shares issued and outstanding	6,577	7,328
Additional paid-in capital	26,859	41,344
Retained earnings	716,641	693,470
Accumulated other comprehensive income	2,390	1,691

Total shareholders’ equity	774,161	765,064

Total liabilities and shareholders’ equity	$1,230,047	$1,151,414

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	For The Three Months Ended
	November 30,
	2007	2006
Revenues	$603,897	$509,854

Operating expenses:
Cost of goods sold	519,378	434,706
Selling, general and administrative	44,891	42,858
(Income) from joint ventures	(1,741)	(1,286)

Operating income	41,369	33,576

Other income (expense):
Interest expense	(2,348)	(1,061)
Other income, net	614	1,116

Other income (expense)	(1,734)	55

Income before income taxes and minority interests	39,635	33,631

Income tax expense	(14,225)	(12,071)

Income before minority interests	25,410	21,560

Minority interests, net of tax	(698)	(402)

Net income	$24,712	$21,158

Net income per share — basic	$0.87	$0.69

Net income per share — diluted	$0.85	$0.69

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For The Three Months Ended November 30,
	2007	2006
Cash flows from operating activities:
Net income	$24,712	$21,158
Noncash items included in income:
Depreciation and amortization	11,913	8,892
Minority and pre-acquisition interests	698	402
Deferred income taxes	444	2,584
Distributed equity in earnings of joint ventures	459	403
Share-based compensation expense	2,982	1,410
Excess tax benefit from stock options exercised	(21)	(537)
Loss on disposal of assets	127	196
Changes in assets and liabilities:
Accounts receivable	11,617	(5,868)
Inventories	(53,569)	(24,876)
Prepaid expenses and other	(7,855)	(7,736)
Intangibles and other assets	(341)	951
Accounts payable	(88)	7,346
Other accrued liabilities	(23,070)	(12,722)
Investigation reserve	—	(15,225)
Environmental liabilities	(62)	(1,510)
Other long-term liabilities	969	754

Net cash used in operating activities	(31,085)	(24,378)

Cash flows from investing activities:
Capital expenditures	(16,066)	(23,808)
Acquisitions, net of cash acquired	(25,322)	(660)
(Advances to) payments from joint ventures, net	(617)	—
Proceeds from sale of assets	21	123
Cash used in non-hedge derivatives	(975)	(80)
Restricted cash	—	7,725

Net cash used in investing activities	(42,959)	(16,700)

Cash flows from financing activities:
Proceeds from line of credit	99,011	85,500
Repayment of line of credit	(115,000)	(74,500)
Borrowings from long-term debt	259,500	215,500
Repayment of long-term debt	(157,096)	(175,551)
Issuance of Class A common stock	720	790
Repurchase of Class A common stock	(18,496)	(9,979)
Excess tax benefit from stock options exercised	21	537
Distributions to minority interests	(1,070)	(1,208)
Dividends declared and paid	—	(524)

Net cash provided by financing activities	67,590	40,565

Effect of exchange rate changes on cash	79	(25)

Net decrease in cash and cash equivalents	(6,375)	(538)
Cash and cash equivalents at beginning of period	13,410	25,356

Cash and cash equivalents at end of period	$7,035	$24,818

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$1,672	$1,772
Income taxes, net of refunds received	$23,263	$21,072
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
Note 1 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Schnitzer Steel Industries, Inc. (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statements. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, management suggests that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2007. The results for the three months ended November 30, 2007 and 2006 are not necessarily indicative of the results of operations for the entire year.
Cash and Cash Equivalents
Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts of $30 million and $26 million as of November 30, 2007 and August 31, 2007, respectively.
Restricted Cash
In August 2006, the Company deposited into a custody account $8 million in connection with the expected settlement of the investigations by the U.S. Department of Justice (“DOJ”) and the staff of the SEC. The deposited funds were released to the SEC in October 2006 upon completion of the settlement.
Accounts Receivable, net
Accounts receivable represent amounts due from customers on product and other sales. These accounts receivable, which are reduced by an allowance for doubtful accounts, are recorded at the invoiced amount and do not bear interest. The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In cases where management is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, management records a specific allowance against amounts due and reduces the net recognized receivable to the amount the Company believes will be collected. For all other customers, the Company maintains a reserve that considers the total receivables outstanding, historical collection rates and economic trends. The allowance for doubtful accounts was $2 million at November 30, 2007 and August 31, 2007.
Goodwill
The Company performs its annual goodwill assessment test during the second quarter of each fiscal year, and whenever events and circumstances indicate that the value of goodwill may be impaired.
The changes in the carrying amount of goodwill by reportable segments, resulting primarily from business combinations (see “Note 4 — Business Combinations”) during the first quarter of fiscal 2008, were as follows (in thousands):

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006

	Metals
	Recycling	Auto Parts
	Business	Business
	(“MRB”)	(“APB”)	Total
Balance as of August 31, 2007	$152,144	$124,939	$277,083
Foreign currency translation adjustment	—	937	937
Purchase accounting adjustment	(457)	—	(457)
Acquisitions	15,660	—	15,660

Balance as of November 30, 2007	$167,347	$125,876	$293,223

Accrued Workers’ Compensation Costs
The Company is self-insured up to a maximum amount for workers’ compensation claims and as such, a reserve for the costs of unpaid claims and the estimated costs of incurred but not reported claims has been estimated as of the balance sheet date. The Company’s exposure to claims is protected by various stop-loss insurance policies. The estimate of this reserve is based on historical claims experience. At November 30, 2007 and August 31, 2007, the Company accrued $7 million for the estimated cost of workers’ compensation claims.
Comprehensive Income
The following table sets forth the reconciliation of comprehensive income (in thousands):

	For the Three Months Ended
	November 30,
	2007	2006
Net Income	$24,712	$21,158
Foreign currency translation adjustment	699	(508)

Comprehensive income	$25,411	$20,650

Share Repurchases
All shares repurchased by the Company are deemed retired. The Company accounts for the repurchase of the stock at par value, with any excess of cost over par value charged entirely to additional paid-in capital.
Changes in Shareholders’ Equity
During the first quarter of fiscal 2008, the Company’s shareholders’ equity increased $9 million. The increase was primarily comprised of net income of $25 million and share-based compensation of $3 million, which were partially offset by the Company repurchasing 300,000 shares of its Class A common stock in open-market transactions at a cost of $18 million.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
Net Income and Dividends per Share
The following table sets forth the reconciliation from basic net income per share to diluted net income per share (in thousands, except per share amounts):

	For the Three Months Ended
	November 30,
	2007	2006
Net Income	$24,712	$21,158

Computation of shares:
Average common shares outstanding	28,529	30,751
Assumed conversion of dilutive stock options And awards	526	125

Diluted average common shares outstanding	29,055	30,876

Basic net income per share	$0.87	$0.69

Diluted net income per share	$0.85	$0.69

Dividend per share	$0.017	$0.017

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the periods presented and vested deferred stock units (“DSUs”). Diluted earnings per share is computed using net income and the weighted average number of common shares outstanding, assuming dilution. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of Long-Term Incentive Program (“LTIP”) performance shares, DSUs and restricted stock units (“RSUs”) awards using the treasury stock method. For the three months ended November 30, 2007, all of the options, LTIP performance shares, DSUs and RSUs issued through and outstanding as of November 30, 2007 are considered to be dilutive. For the three months ended November 30, 2006, options to purchase 725,000 shares of Common Stock were excluded from the calculation of diluted earnings per share because they were antidilutive.
Recent Accounting Pronouncements
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 establishes a fair value option under which entities can elect to report certain financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier application is encouraged, provided that the reporting entity also elects to apply the provisions of SFAS 157. SFAS 159 becomes effective for the Company in the first

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
quarter of fiscal 2009. Management is currently evaluating the requirements of SFAS 159 and has not yet concluded if the fair value option will be adopted.
In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141(R)”), “Business Combinations,” which replaces SFAS 141 and issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51. These two new standards will change the accounting for and the reporting of business combination transactions and noncontrolling (minority) interests in the consolidated financial statements, respectively. SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as noncontrolling interests and classified as a component of equity. These two standards will be effective for the Company in the first quarter of fiscal 2010. SFAS 141(R) will be applied prospectively. SFAS 160 requires retrospective application of most of the classification and presentation provisions. All other requirements of SFAS 160 shall be applied prospectively. Early adoption is prohibited for both standards. Management is currently evaluating the requirements of SFAS 141(R) and SFAS 160 and has not yet determined the impact on the Company’s consolidated financial statements.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. These changes had no impact on previously reported operating income, net income, shareholders’ equity or cash flows from operating activities.
Note 2 — Inventories
The Company’s inventories consist primarily of ferrous and nonferrous unprocessed scrap metal, used and salvaged vehicles and finished steel products, consisting primarily of rebar, merchant bar and wire rod. Inventories are stated at the lower of cost or market value for all periods presented.
Inventories consisted of the following (in thousands):

	November 30, 2007	August 31, 2007
Processed and unprocessed scrap metal	$178,709	$140,272
Work in process	21,035	21,604
Finished goods	94,655	80,888
Supplies	20,469	17,670
Inventory reserve	(1,363)	(1,866)

Inventories, net	$313,505	$258,568

Note 3 — Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following (in thousands):

	November 30, 2007	August 31, 2007
Property, plant and equipment	$687,788	$664,523
Less: accumulated depreciation	(291,568)	(280,613)

Property, plant and equipment, net	$396,220	$383,910

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
Note 4 — Business Combinations
Metals Recycling Business
In the first quarter of fiscal 2008, the Company continued its growth strategy by completing the following acquisitions:
•	In September 2007, the Company completed the acquisition of a mobile metals recycling business that provides additional sources of scrap metal to the Everett, Massachusetts facility.

•	In November 2007, the Company completed the acquisition of two metals recycling businesses that expand the Company’s presence in the southeastern United States.
These acquisitions were not material, individually or in the aggregate, to the Company’s financial position or results of operations.
In fiscal 2007, the Company completed the following acquisitions:
•	In December 2006, the Company acquired a metals recycling business to provide additional sources of scrap metal to the Everett, Massachusetts facility.

•	In May 2007, the Company acquired two metals recycling businesses that separately provide scrap metal to the Everett, Massachusetts and Tacoma, Washington facilities.
These acquisitions were not material, individually or in the aggregate, to the Company’s financial position or results of operations.
Note 5 — Environmental Liabilities and Other Contingencies
The Company evaluates the adequacy of its environmental reserves on a quarterly basis in accordance with Company policy. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures for which reserves were established.
Changes in the Company’s environmental reserves are as follows (in thousands):

	Beginning			Ending
	Balance	Reserves		Balance
Reporting Segment	9/1/2007	Established (1)	Payments	11/30/2007	Short-Term	Long-Term
Metals Recycling Business	$25,008	$1,280	$(62)	$26,226	$3,394	$22,832
Auto Parts Business	18,277	—	—	18,277	710	17,567

Total	$43,285	$1,280	$(62)	$44,503	$4,104	$40,399

(1)	During the first quarter of fiscal 2008, the Company recorded $1 million in environmental reserves, in purchase accounting related to its first quarter 2008 acquisitions.
Metals Recycling Business
At November 30, 2007, MRB’s environmental reserves consisted primarily of the reserves established in connection with the Hylebos Waterway, the Portland Harbor and various acquisitions completed in fiscal 2008, 2007 and 2006.
Hylebos Waterway
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
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
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
During the second phase of the dredging in the head of the Hylebos Waterway, which began in July 2004, the Company incurred remediation costs of $16 million during fiscal 2005. The Company’s cost estimates were based on the assumption that dredge removal of contaminated sediments would be accomplished within one dredge season, from July 2004 to February 2005. However; due to a variety of factors, including dredge contractor operational issues and other dredge related delays, the dredging was not completed during the first dredge season. As a result, the Company recorded environmental charges of $14 million in fiscal 2005, primarily to account for additional estimated costs to complete this work during a second dredging season. The Company and the Other Party then incurred additional remediation costs of $7 million during fiscal 2006. The Company and the Other Party filed a complaint in the U.S. District Court for the Western District of Washington at Tacoma against the dredge contractor to recover damages and a significant portion of cost overruns incurred in the second dredging season to complete the project. Following a trial that concluded in February 2007, a jury awarded the Company and the Other Party damages in the amount of $6 million. The judgment has been appealed by the dredge contractor, and enforcement of the judgment is stayed pending the appeal. No accrual or reduction of liabilities is recorded until all legal options have been resolved and the award is certain and deemed collectible. The Company and the Other Party also pursued settlement negotiations with and a legal action against other PRPs and recovered additional amounts. As of November 30, 2007, environmental reserves for the Hylebos Waterway aggregated $4 million.
Portland Harbor
In fiscal 2006, the Company was notified by the EPA under CERCLA that it was one of at least 69 PRPs that own or operate or formerly owned or operated sites adjacent to the Portland Harbor Superfund site. The precise nature and extent of any clean-up of the Portland Harbor, the parties to be involved, the process to be followed for any clean-up and the allocation of any costs for the clean-up among responsible parties have not yet been determined. It is unclear whether or to what extent the Company will be liable for environmental costs or damages associated with the Superfund site. It is also unclear to what extent natural resource damage claims or third party contribution or damage claims will be asserted against the Company. While the Company participated in certain preliminary Portland Harbor study efforts, it is not party to the consent order entered into by the EPA with other certain PRPs, referred to as the “Lower Willamette Group” (“LWG”), for a remedial investigation/feasibility study; however, the Company could become liable for a share of the costs of this study at a later stage of the proceedings.
During fiscal 2006, the Company received letters from the LWG and one of its members with respect to participating in the LWG Remedial Investigation/Feasibility Study (“RI/FS”) and demands from various parties in connection with environmental response costs allegedly incurred in investigating contamination at the Portland Harbor Superfund site. In an effort to develop a coordinated strategy and response to these demands, the Company joined with more than twenty other newly-noticed parties to form the Blue Water Group (“BWG”). All members of the BWG declined to join the LWG. As a result of discussions between the BWG, LWG, EPA and Oregon Department of Environmental Quality (“DEQ”) regarding a potential cash contribution to the RI/FS, certain members of the BWG, including the Company, agreed to an interim settlement with the LWG under which the Company contributed toward the BWG’s total settlement amount.
The DEQ is performing investigations involving the Company sites, which are focused on controlling any current releases of contaminants into the Willamette River. The cost of the investigations and remediation associated with these properties and the cost of employment of source control Best Management Practices is not reasonably estimable until the completion of the data review and further investigations now being conducted by

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
the LWG. In fiscal 2006 the Company recorded a liability for its estimated share of the costs of the investigation incurred by the LWG to date. The Company has reserved $1 million for investigation costs of the Portland Harbor.
Other Metals Recycling Business Sites
During fiscal 2005 and through the first quarter of fiscal 2008, the Company conducted environmental due diligence investigations in connection with the separation and termination of the Company’s joint ventures with Hugo Neu Corporation (“HNC”) and the Regional Recycling LLC (“Regional”), Metals Recycling LLC (“MRL”) and other MRB acquisitions. As a result of these investigations, the Company identified certain environmental risks and accrued for its share of the estimated costs to remediate these risks. These reserves were recorded as part of purchase accounting for the acquisitions. No environmental compliance proceedings are pending with respect to any of these sites. As of November 30, 2007, environmental reserves for theses sites aggregated $21 million. The Company’s environmental reserves also include amounts for potential future clean-up of other sites at which the Company or its subsidiaries have conducted business or allegedly disposed of other materials.
Auto Parts Business
From fiscal 2003 through fiscal 2006, the Company completed four acquisitions of businesses within the APB segment. At the time of each acquisition, the Company conducted environmental due diligence investigations related to locations involved in the acquisition. APB recorded a reserve for the estimated cost to address any environmental matters identified as a result of these investigations. The reserve is evaluated quarterly according to Company policy. At November 30, 2007 and August 31, 2007, environmental reserves for APB aggregated $18 million, which includes an environmental reserve of $13 million for the acquisition of GreenLeaf Auto Recyclers LLC. No environmental enforcement proceedings are pending with respect to any of these sites and no amounts were charged to these reserves in fiscal 2007 or the first quarter of fiscal 2008.
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
SMB has an operating permit issued under Title V of the Clean Air Act Amendments of 1990, which governs certain air quality standards. The permit was first issued in fiscal 1998 and has since been renewed through fiscal 2012. The permit allows SMB to produce up to 950,000 tons of billets per year and allows varying rolling mill production levels based on levels of emissions.
Contingencies — Other
On October 16, 2006, the Company finalized settlements with the DOJ and the SEC resolving an investigation related to a past practice of making improper payments to the purchasing managers of the Company’s customers in Asia in connection with export sales of recycled ferrous metal. Under the settlement, the Company agreed to a deferred prosecution agreement with the DOJ (the “Deferred Prosecution Agreement”) and agreed to an order issued by the SEC, instituting cease-and-desist proceedings, making findings and imposing a cease-and-desist order pursuant to Section 21C of the Securities Exchange Act of 1934 (the “Order”). Under the Deferred Prosecution Agreement, the DOJ will not prosecute the Company if the Company meets the conditions of the agreement for a period of three years including, among other things, that the Company engage a compliance consultant to advise its compliance officer and its Board of Directors on the Company’s compliance program. A compliance consultant has been engaged by the Company since April 2007. Under the Order, the Company agreed to cease-and-desist from the past practices that were the subject of the investigation and to disgorge $8 million of profits and prejudgment interest. The Order also contains provisions comparable to those in the

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
Deferred Prosecution Agreement regarding the engagement of the compliance consultant. In addition, under the settlement, the Company’s Korean subsidiary, SSI International Far East, Ltd., pled guilty to Foreign Corrupt Practices Act anti-bribery and books and records provisions, conspiracy and wire fraud charges and paid a fine of $7 million. These amounts were accrued during fiscal 2006 and paid in the first quarter of fiscal 2007. The investigation settlement in the first quarter of fiscal 2007 did not affect the Company’s previously reported financial results. Under the settlement, the Company has agreed to cooperate fully with any ongoing, related DOJ and SEC investigations.
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
Note 6 — Short-Term Borrowings
The Company’s short-term borrowings consist primarily of a $20 million unsecured credit line, which expires on March 1, 2008. Interest rates on outstanding indebtedness under the unsecured line of credit are set by the bank at the time of borrowing. The credit available under this agreement is uncommitted, and as of November 30, 2007 and August 31, 2007, the Company had $4 million and $20 million, respectively, outstanding under this agreement. The credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of November 30, 2007, the Company was in compliance with all such covenants.
Note 7 — Long-Term Debt
In July 2007, the Company amended its unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The revised agreement provides for a five-year, $450 million revolving credit facility maturing in July 2012. Interest rates on outstanding indebtedness under the amended agreement are based, at the Company’s option, on either the London Interbank Offered Rate (“LIBOR”) plus a spread of between 0.50% and 1.00%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.10% and 0.25% based on a pricing grid tied to the Company’s leverage ratio.
As of November 30, 2007 and August 31, 2007, the Company had borrowings outstanding under the credit facility of $218 million and $115 million, respectively. Additionally, as of November 30, 2007 and August 31, 2007, the Company had $8 million of long-term bonded indebtedness that matures in January 2021.
The bank credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of November 30, 2007, the Company was in compliance with all such covenants.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
As of November 30, 2007 the Company had capital lease agreements for the use of equipment that expire at various dates through November 2014. As of November 30, 2007, and August 31, 2007 the Company had $2 million of assets that were accounted for as capital leases which were included in property, plant and equipment on the consolidated balance sheets.
Note 8 — Related Party Transactions
The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $6 million and $4 million in the first quarter of fiscal 2008 and 2007, respectively. Advances to these joint ventures were $1 million and $48,000 as of November 30, 2007 and August 31, 2007, respectively. In addition, payments from these joint ventures amounted to $132,000 and $2 million as of November 30, 2007 and August 31, 2007, respectively. Included in other assets are notes receivable from joint venture businesses of $269,000 and $312,000 as of November 30, 2007 and August 31, 2007, respectively.
Thomas D. Klauer, Jr., President of the Company’s Auto Parts Business, is the sole shareholder of a corporation that is the 25% minority partner in a partnership with the Company. This partnership operates four self-service stores in Northern California. Mr. Klauer’s 25% share of the profits of this partnership totaled $377,000 and $323,000 in the first quarter of fiscal 2008 and 2007, respectively. Mr. Klauer also owns the property at one of these stores, which is leased to the partnership under a lease providing for annual rent of $228,000, subject to annual adjustments based on the Consumer Price Index, that has a term which expires in December 2010. The partnership has the option to renew the lease upon its expiration for a five-year period.
Certain shareholders of the Company own significant interests in, or are related to owners of, the entities discussed below. As such, these entities are considered related parties for financial reporting purposes. All transactions with the Schnitzer family (including Schnitzer family companies) require the approval of the Company’s Audit Committee. The Company is in compliance with this policy.
Schnitzer Investment Corp. (“SIC”) is a real estate company that owns, develops and manages various commercial and residential real estate projects. It is owned by members of the Schnitzer family, who are collectively controlling shareholders of the Company through their ownership of Class B common stock. The Company leased its administrative offices from SIC under an operating lease that expires in 2015. The rent expense to SIC during the first quarter of fiscal 2008 and 2007 was $87,000 and $127,000, respectively. In October 2007, SIC sold this building to an unrelated party.
The Company, SIC and another Schnitzer family company are also parties to a shared services agreement for the performance of various administrative services. During fiscal 2006, substantially all services performed by the Company under this agreement were eliminated. Under the shared services agreement, the Company billed SIC a total of $16,000 and $14,000 in the first quarter of fiscal 2008 and 2007, respectively. Included in accounts receivable are amounts due from SIC of $14,000 and $39,000 as of November 30, 2007 and August 31, 2007, respectively. The Company also repays SIC for various reimbursable expenses. In the three months ended November 30, 2007 and 2006, the Company paid SIC a total of $24,000 and $2,000, respectively, for reimbursable expenses.
During fiscal 2007, the Company engaged in a series of transactions with EC Company (“EC”), an electrical contractor, in which EC provided goods or services to the Company’s Portland-based operations. Total charges by EC to the Company during the first quarter of fiscal 2008 and 2007 were $50,000 and $60,000, respectively. Robert Ball, a director of the Company, is the Chairman of the Board of EC Company and a 27% shareholder of BSR Holding Company, of which EC is a wholly-owned subsidiary.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
Gary Schnitzer, Gregory Schnitzer and Joshua Philip, each a member of the Schnitzer family, are employed by the Company. For the first quarter of fiscal 2008, these members of the Schnitzer family earned total compensation of $247,000, compared to $343,000 for the first quarter of fiscal 2007.
Note 9 — Share-based Compensation
The Company recognized $3 million and $1 million in the aggregate, for share-based compensation expense for the three months ended November 30, 2007 and 2006, respectively. A detailed description of the awards under the Company’s 1993 Stock Incentive Plan and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007.
Note 10 — Employee Benefits
The Company and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies. These plans include a defined benefit plan, a supplemental executive retirement benefit plan, defined contribution plans, and multiemployer pension plans. These plans are more fully described in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007.
The components of net periodic pension costs were as follows (in thousands):

	Defined Benefit Plan		SERBP
	11/30/2007	11/30/2006	11/30/2007	11/30/2006
Service cost	$—	$—	$11	$10
Interest cost	186	192	30	28
Expected return on plan assets	(244)	(231)	—	—
Recognized actuarial (gain) loss	22	38	(6)	(5)

Net periodic pension (benefit) cost	$(36)	$(1)	$35	$33

Defined Benefit Plans
Due to the Company’s decision to freeze benefits as of June 30, 2006, the Company did not make contributions to the defined benefit plan during the three months ended November 30, 2007 or 2006 and does not expect to make contributions during the remainder of fiscal 2008. The need for future contributions will be evaluated periodically and will be determined by a number of factors, including market investment returns and interest rates. Company contributions to the SERBP were $37,000 for the first quarter of each of fiscal 2008 and 2007.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
Defined Contribution Plans
The Company has several defined contribution plans covering non-union employees. Company contributions to the defined contribution plans were $1 million for the first quarter of each of fiscal 2008 and 2007.
In accordance with collective bargaining agreements, the Company contributes to multiemployer pension plans. Company contributions to the multiemployer plans were $1 million for the first quarter of each of fiscal 2008 and 2007.
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
Note 11 — Segment Information
The Company operates in three reportable segments: metal purchasing, processing, recycling, selling and trading (MRB), self-service and full-service used auto parts (APB) and mini-mill steel manufacturing (SMB). Corporate expense consists primarily of unallocated corporate expense for management and administrative services that benefit all three business segments. The Company does not allocate interest income and expense, income taxes, or other income and expenses related to corporate activity to its operating segments. Because of this unallocated expense, the operating income of each segment does not reflect the operating income the segment would have as a stand-alone business.
The following is a summary of the Company’s total assets (in thousands):

	As of November 30, 2007	As of August 31, 2007
Metals Recycling Business	$920,862	$905,666
Auto Parts Business	239,734	239,280
Steel Manufacturing Business	317,721	308,846

Total segment assets	1,478,317	1,453,792
Corporate and eliminations	(248,270)	(302,378)

Total assets	$1,230,047	$1,151,414

The tables below illustrate the Company’s operating results by segment for the three months ended November 30, 2007 and 2006 (in thousands):

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006

	For the Three Months Ended
	November 30,
	2007	2006
Revenues:
Metals Recycling Business	$481,471	$400,485
Auto Parts Business	72,163	60,807
Steel Manufacturing Business	109,689	96,060

Segment revenue	663,323	557,352
Intersegment eliminations	(59,426)	(47,498)

Total revenues	$603,897	$509,854

Depreciation and amortization:
Metals Recycling Business	$6,816	$4,528
Auto Parts Business	1,919	2,023
Steel Manufacturing Business	2,700	1,902

Segment depreciation and amortization	11,435	8,453
Corporate	478	439

Total depreciation and amortization	$11,913	$8,892

The reconciliation of the Company’s segment operating income to income before income taxes is (in thousands):

Metals Recycling Business	$29,637	$24,844
Auto Parts Business	7,214	3,795
Steel Manufacturing Business	14,344	15,359

Segment operating income	51,195	43,998
Corporate and eliminations	(9,826)	(10,422)

Total operating income	41,369	33,576
Other income (expense)	(1,734)	55

Total income before taxes and minority interests	$39,635	$33,631

Note 12 — Income Taxes
The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) as of September 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 applies a more-likely-than-not recognition threshold to all tax uncertainties, and only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities.
The adoption of FIN 48 caused a $3 million increase in unrecognized tax benefits, partially offset by a $2 million increase in deferred tax assets. The cumulative effect was a $1 million decrease in retained earnings as of September 1, 2007. Upon adoption, the balance in the reserve for unrecognized tax benefits totaled $5 million, including interest and penalties, representing the aggregate tax effect of differences between tax return positions and the benefits recognized in the financial statements. Recognition of those benefits would reduce income tax expense by $3 million. The Company does not anticipate any material changes to the reserve within the next 12 months.
The Company files Federal and state income tax returns in the United States and foreign tax returns in Korea and Canada. The Federal statute of limitations has expired for fiscal 2001, and expired for fiscal 2002 and 2003 in December 2007. With limited and insignificant exceptions, the Company is no longer subject to state and foreign tax examinations for years before fiscal 2003. The Company is not currently under examination in any of its major tax jurisdictions.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
The reserves for tax-related interest and penalties were $1 million as of the September 1, 2007 implementation date and as of November 30, 2007. It is the Company’s policy to record tax-related penalties and interest in income tax expense. Increases in tax-related penalties and interest were insignificant in the first quarter of fiscal 2008.
Deferred income taxes reflect the differences between the financial reporting and tax basis of assets and liabilities, based on enacted tax laws and statutory tax rates. Tax credits are recognized as a reduction of income tax expense in the year the credit arises. The Company periodically reviews its deferred tax assets to assess whether a valuation allowance is necessary. A valuation allowance is established when necessary to reduce deferred tax assets, including tax credits and net operating loss carryforwards, to the extent the assets are not more likely than not to be realized. No valuation allowance was required at November 30, 2007 or August 31, 2007.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section includes a discussion of the Company’s operations for the two fiscal quarters ended November 30, 2007 and 2006. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the results of operations and financial condition of Schnitzer Steel Industries, Inc. (the “Company”) and should be read in conjunction with the Company’s 2007 Form 10-K and the Unaudited Condensed Consolidated Financial Statements and the related notes thereto included elsewhere in this Form 10-Q.
Forward-looking Statements
This Quarterly Report on Form 10-Q, including Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and particularly the “Outlook” section, contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
These forward-looking statements include, without limitation, statements regarding the Company’s outlook for the business and statements as to expected pricing, sales volume, operating margins and operating income. Such statements can generally be identified because they contain “expect,” “believe,” “anticipate,” “estimate” and other words that convey a similar meaning. One can also identify these statements as statements that do not relate strictly to historical or current facts. Examples of factors affecting the Company that could cause actual results to differ materially from current expectations are the following: volatile supply and demand conditions affecting prices and volumes in the markets for both the Company’s products and the raw materials it purchases; world economic conditions; world political conditions; changes in federal and state income tax laws; government regulations and environmental matters; impact of pending or new laws and regulations regarding imports and exports into the United States and other foreign countries; foreign currency fluctuations; competition; seasonality, including weather; energy supplies; freight rates and availability of transportation; loss of key personnel; expectations regarding the Company’s compliance program; the inability to obtain sufficient quantities of scrap metal to support current orders; purchase price estimates made during acquisitions; business integration issues relating to acquisitions of businesses; new accounting pronouncements; availability of capital resources; credit-worthiness of suppliers and customers; and business disruptions resulting from installation or replacement of major capital assets, as discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q. One should understand that it is not possible to predict or identify all factors that could cause actual results to differ from the Company’s forward-looking statements. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. The Company does not assume any obligation to update any forward-looking statement.
General
Founded in 1906, Schnitzer Steel Industries, Inc. (“the Company”), an Oregon corporation, is currently one of the nation’s largest recyclers of ferrous and nonferrous metals, a leading recycler of used and salvaged vehicles and a manufacturer of finished steel products.
The Company operates in three reportable segments: the Metals Recycling Business (“MRB”), the Auto Parts Business (“APB”) and the Steel Manufacturing Business (“SMB”). MRB purchases, collects, processes and recycles steel and other metal through its facilities and trades, brokers and sells scrap metal. APB purchases used and salvaged vehicles and sells serviceable used auto parts through its self-service and full-service auto parts stores. APB is also a supplier of autobodies to MRB, which processes the autobodies into saleable recycled metal. SMB purchases recycled metal from MRB and uses its mini-mill near Portland, Oregon, to melt recycled metal to produce finished steel products. SMB also maintains mill depots in Central and Southern California.

SCHNITZER STEEL INDUSTRIES, INC.
The Company’s results of operations depend in large part on demand and prices for recycled metal in global markets and steel products in the Western U.S., as well as freight rates and the availability of transportation. The Company’s deep water port facilities on both the West and East coasts of the U.S. and in Hawaii allow the Company to take advantage of the increasing demand for recycled metal by steel manufacturers located in Europe, Asia, Mexico and the Mediterranean. The Company’s processing facilities in the Southeastern U.S. also provide access to the growing automobile and steel manufacturing industries in that region. Market prices for recycled ferrous and nonferrous metal fluctuate periodically, but have generally increased over the past three years. These higher prices have a significant impact on the results of operations for MRB, SMB and, to a lesser extent, for APB.
Executive Overview of Quarterly Results
The Company generated consolidated revenues of $604 million for the first quarter of fiscal 2008, an increase of $94 million, or 18%, from $510 million in the first quarter of fiscal 2007. Consolidated operating income for the first quarter of fiscal 2008 increased $8 million, or 23%, from $33 million for the first quarter of fiscal 2007 to $41 million for the first quarter of fiscal 2008. Net income for the first quarter of fiscal 2008 was $25 million, an increase of $4 million, or 17%, compared to the prior year net income of $21 million. Diluted net income per share for the quarter was $0.85, a 23% increase over the first quarter of fiscal 2007. The increase in revenues was generated from all segments, while the increase in operating income was driven primarily from the improved financial results in MRB and APB.
For the first quarter of fiscal 2008, MRB increased its revenues by $81 million, or 20%, to $481 million from $400 million for the same period in fiscal 2007. This included a $74 million, or 23%, increase in ferrous revenues to $388 million and an $8 million, or 9%, increase in nonferrous revenues to $90 million. The increase in ferrous revenues was driven by a 24% increase in the average net sales price that was partially offset by a 4% decrease in sales tons. Although ferrous processing volumes increased by 132,000 tons, or 15%, ferrous trading volumes decreased by 185,000 tons, or 58%, due to timing of shipments and reduced flow of materials, resulting in an overall decrease of 53,000 tons in ferrous volumes in the first quarter of fiscal 2008 compared to the same period in the prior year. The increase in nonferrous revenues was driven by an 11% increase in the volume of pounds sold that was partially offset by a 2% decrease in the average net sales price. Operating income for MRB was $30 million, or 6% of revenues, for the first quarter of fiscal 2008, compared to $25 million, or 6% of revenues, for the same period in fiscal 2007. The increase in operating income of $5 million, or 19%, reflects the impact of the higher average ferrous sales prices and an increase in ferrous processing and nonferrous volumes that were partially offset by a $29 million increase in freight costs, higher raw material costs and a tight shipping market that resulted in delays in completing shipments that were scheduled for the first quarter of fiscal 2008. In addition, compared to the prior year, the increase in operating income was partially offset by a $2 million increase in SG&A expenses, primarily due to the increase in headcount resulting from the incremental impact of the acquisitions completed during fiscal 2007 and the first quarter of fiscal 2008, and related compensation costs.
For the first quarter of fiscal 2008, APB increased its revenues by $11 million, or 19%, to $72 million from $61 million for the same period in fiscal 2007. The increase in revenues was driven by a $5 million, or 50%, increase in scrap vehicle revenue due to higher sales volume and prices, a $4 million, or 10%, increase in parts revenue, primarily as a result of higher parts sales across several product types for the full-service business, and a $2 million, or 25%, increase in core revenue due to higher sales volume and prices, compared to the same period in the prior year. Operating income for APB was $7 million, or 10% of revenues, for the first quarter of fiscal 2008 compared to $4 million, or 6% of revenues, for the same period in fiscal 2007. The increase in operating income of $3 million, or 90%, reflected the impact of higher sales volume and prices, with the majority of the higher car costs recovered through higher sales prices.
For the first quarter of fiscal 2008, SMB increased its revenues by $14 million, or 14%, to $110 million from $96 million for the same period in fiscal 2007. The increase over the prior year was the result of higher average net sales prices for finished steel products, due in part to increased sales volumes and an improved product mix. Sales volumes increased 4,000 tons, or 2%, to 174,000 tons for the first quarter of fiscal 2008 compared to same period in the prior year, primarily due to stronger demand and capital improvements made at the SMB facility that increased output. The average net selling price per ton increased $55, or 10%, to $601 for the first quarter of fiscal

SCHNITZER STEEL INDUSTRIES, INC.
2008 compared to same period last year, which resulted in increased revenues of $10 million. Operating income for SMB was $14 million, or 13% of revenues, for the first quarter of fiscal 2008, compared to $15 million, or 16% of revenues, for the same period in fiscal 2007. The decrease in operating income of $1 million, or 7%, was primarily the result of higher costs for scrap metal and other raw materials, which could not be fully passed through to SMB’s customers through higher sales prices.
Business Combinations
Metals Recycling Business
In the first quarter of fiscal 2008, the Company continued its growth strategy by completing the following acquisitions:
•	In September 2007, the Company completed the acquisition of a mobile metals recycling business that provides additional sources of scrap metal to the Everett, Massachusetts facility.

•	In November 2007, the Company completed the acquisition of two metals recycling businesses that expand the Company’s presence in the southeastern United States.
These acquisitions were not material, individually or in the aggregate, to the Company’s financial position or results of operations.
In fiscal 2007, the Company completed the following acquisitions:
•	In December 2006, the Company acquired a metals recycling business to provide additional sources of scrap metal to the Everett, Massachusetts facility.

•	In May 2007, the Company acquired two metals recycling businesses that separately provide scrap metal to the Everett, Massachusetts and Tacoma, Washington facilities.
These acquisitions were not material, individually or in the aggregate, to the Company’s financial position or results of operations.
Share Repurchases
Pursuant to a share repurchase program as amended in 2001 and in October 2006, the Company was authorized to repurchase up to 6.0 million shares of its Class A Common stock when management deems such repurchases to be appropriate. During the first quarter of fiscal 2008, the Company repurchased an additional 300,000 shares under this program, leaving 1.9 million shares available for repurchase as of November 30, 2007 under existing authorizations.

SCHNITZER STEEL INDUSTRIES, INC.
Results of Operations

	For the Three Months Ended
	November 30,
	($ in thousands)
	2007	2006	% Change
Revenues:
Metals Recycling Business	$481,471	$400,485	20%
Auto Parts Business	72,163	60,807	19%
Steel Manufacturing Business	109,689	96,060	14%
Intercompany revenue eliminations	(59,426)	(47,498)	25%

Total revenues	603,897	509,854	18%

Cost of Goods Sold:
Metals Recycling Business	434,785	360,199	21%
Auto Parts Business	50,206	42,008	20%
Steel Manufacturing Business	93,499	79,271	18%
Intercompany cost of goods sold eliminations	(59,112)	(46,772)	26%

Total Cost of Goods Sold	519,378	434,706	19%

Selling, General and Administrative Expense:
Metals Recycling Business	18,790	16,728	12%
Auto Parts Business	14,743	15,004	(2%)
Steel Manufacturing Business	1,846	1,430	29%
Corporate	9,512	9,696	(2%)

Total SG&A Expense	44,891	42,858	5%

(Income) from joint ventures:
Metals Recycling Business	(1,741)	(1,286)	35%

Operating Income:
Metals Recycling Business	29,637	24,844	19%
Auto Parts Business	7,214	3,795	90%
Steel Manufacturing Business	14,344	15,359	(7%)

Total segment operating income	51,195	43,998	16%
Corporate expense	(9,512)	(9,696)	(2%)
Intercompany profit elimination	(314)	(726)	(57%)

Total operating income	$41,369	$33,576	23%

Revenues
Consolidated revenues for the quarter ended November 30, 2007 increased $94 million, or 18%, to $604 million from $510 million in the first quarter of fiscal 2007. Revenues in the first quarter of fiscal 2008 increased for all business segments, primarily a result of increases in the market price of scrap metal and finished steel products, higher volumes due to the Company’s focus on increasing throughput and the cumulative effect of the businesses acquired during fiscal 2007 and the first quarter of fiscal 2008.

SCHNITZER STEEL INDUSTRIES, INC.
Cost of Goods Sold
Consolidated cost of goods sold increased $85 million, or 19%, to $519 million for the quarter ended November 30, 2007, compared to the same period last year. Cost of goods sold in the first quarter of fiscal 2008 increased for all business segments. This increase was primarily attributable to higher purchase prices and higher sales volumes in the first quarter of fiscal 2008 compared to the same period in the prior year. As a percentage of revenues, cost of goods sold remained relatively flat for the first quarter of fiscal 2008 compared to the same period last year.
Selling, General and Administrative Expense
SG&A expense increased $2 million, or 5%, to $45 million for the first quarter of fiscal 2008 compared to the same period in the prior year. The increase was primarily due to an increase of $2 million in SG&A expense incurred at the MRB operating segment, mainly resulting from higher compensation costs due to increased headcount resulting from the incremental impact of the acquisitions completed during fiscal 2007 and the first quarter of fiscal 2008, and share-based compensation expense.
Interest Expense
Interest expense increased by $1 million, or 121%, to $2 million for the first quarter of fiscal 2008 compared with the same period last year, as a result of higher average interest rates and the Company carrying higher average debt balances during the period in order to finance acquisitions, capital expenditures and stock repurchases. For more information about the Company’s outstanding debt balances, see Item 1 – Financial Statements (unaudited) – Notes to Condensed Consolidated Financial Statements, Note 7 – Long Term Debt.
Income Tax Expense
The effective tax rate for the first quarter of fiscal 2008 was 35.9%, consistent with the tax rate for the same period in the prior year. The 35.9% tax rate for the first quarter of fiscal 2008 was comprised of the 35.0% federal statutory rate, a 2.2% effective state rate and 0.4% for nondeductible officers’ compensation and other items, offset by a 1.7% benefit from the Section 199 manufacturing deduction. Management does not expect the tax rate to change materially for the balance of the fiscal year.

SCHNITZER STEEL INDUSTRIES, INC.
Financial results by segment
The Company operates its business across three reportable segments: MRB, APB and SMB. Additional financial information relating to these business segments is contained in Item 1 – Financial Statements (unaudited) – Notes to Condensed Consolidated Financial Statements, Note 11 — Segment Information.
Metals Recycling Business

	For the Three Months Ended
	November 30,
(in thousands, except for prices and volumes, unless stated otherwise)	2007	2006	% change
Ferrous Revenues:
Processing	$338,951	$223,092	52%
Trading	49,331	91,513	(46%)
Nonferrous revenues	89,606	81,994	9%
Other	3,583	3,886	(8%)

Total revenues	481,471	400,485	20%

Cost of goods sold	434,785	360,199	21%
Selling, general and administrative expense	18,790	16,728	12%
(Income) from joint ventures	(1,741)	(1,286)	35%

Segment operating income	$29,637	$24,844	19%

Average Ferrous Recycled Metal Sales Prices ($/LT) (1)
Domestic	$279	$219	27%
Export	$280	$230	22%
Average for all processing	$280	$226	24%
Trading	$313	$252	24%

Ferrous Processing Sales Volume (LT)
Steel Manufacturing Business	179,686	191,090	(6%)
Other Domestic	178,833	155,970	15%

Total Domestic	358,519	347,060	3%
Export	642,142	521,200	23%

Total processed ferrous	1,000,661	868,260	15%
Ferrous Trading Sales Volumes (LT)	134,957	320,018	(58%)

Total Ferrous Sales Volume (LT)	1,135,618	1,188,278	(4%)

Average Nonferrous Sales Price ($/pound) (1)	$1.00	$1.02	(2%)
Nonferrous Sales Volumes (pounds, in thousands)	88,808	79,728	11%

Outbound freight included in Cost of Sales (in thousands)	$67,136	$38,575	74%

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer. LT refers to long ton which is 2,240 pounds.
Revenues
For the quarter ended November 30, 2007, MRB generated revenues of $481 million before intercompany eliminations, an increase of $81 million, or 20%, over the same period of the prior year, The increase over the first quarter of the prior year was primarily attributable to increased ferrous processed and nonferrous sales volumes as a result of the Company’s focus on increasing throughput at its processing facilities; the installation of a new shredder at the Company’s Oakland, California export facility in the first quarter of fiscal 2007 that

SCHNITZER STEEL INDUSTRIES, INC.
resulted in a six-week shutdown of shredding operations; prevailing market conditions whereby scrap metal demand was generally greater than supply, causing higher average net selling prices for ferrous metal and higher sales volumes; and the volume provided by the cumulative impact of the acquisitions completed during fiscal 2007 and the first quarter of fiscal 2008.
Ferrous revenues increased $74 million, or 23%, to $388 million during the quarter ended November 30, 2007 compared to the same period last year. The increase in ferrous revenues was driven by both higher average net sales prices and increased ferrous processing volumes discussed below. The average net ferrous sales price increased $54 per long ton, or 24%, for ferrous processing and $61 per long ton, or 24%, for ferrous trading compared to the same period in the prior year.
Ferrous processing volumes increased 132,000 tons, or 15%, to 1 million tons in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. The increase in ferrous processing volumes was primarily a result of the Company’s strategy to increase volumes and maximize throughput, which is being accomplished through the cumulative impact of acquisitions of metals recyclers and increased purchases of ferrous materials. Ferrous processing export sales volumes increased by 121,000 tons, or 23%, to 642,000 tons in the first quarter of fiscal 2008 compared to the same period in the prior year. Ferrous processing domestic sales volumes increased 11,000 tons, or 3%, to 359,000 tons in the first quarter of fiscal 2008 compared to the same period in the prior year. Ferrous trading sales volumes decreased by 185,000 tons, or 58%, to 135,000 tons in the first quarter of fiscal 2008 compared to the same period last year, primarily due to timing of shipments and reduced flow of materials from the Baltic region.
Nonferrous revenues increased $8 million, or 9%, to $90 million during the quarter ended November 30, 2007, compared to the same period last year. The increase in nonferrous revenues was primarily driven by increased volumes. The average net sales price decreased $0.02, or 2%, to $1.00 per pound for the first quarter of fiscal 2008, primarily due to market conditions. Nonferrous pounds shipped increased 9 million pounds, or 11%, to over 89 million pounds for the quarter ended November 30, 2007 compared to the same period last year. The increase in pounds shipped was primarily due to the improved recovery of nonferrous materials processed through the Company’s new mega-shredder and state of the art back-end sorting systems, the higher overall volumes being processed at the Company’s facilities and the cumulative impact of the acquisitions completed during fiscal 2007 and the first quarter of fiscal 2008. Certain nonferrous metals are a byproduct of the shredding process, and quantities available for shipment are affected by the volume of materials processed in the Company’s shredders.
Segment Operating Income
Operating income for MRB was $30 million, or 6% of revenues, for the first quarter of fiscal 2008, compared to $25 million, or 6% of revenues, for the same period in fiscal 2007. The increase in operating income reflects the impact of the higher sales volume and average sales prices and improved performance discussed above, partially offset by freight costs, which increased $29 million, or 74%, an increase in raw material costs, and a tight shipping market, which resulted in delays in completing shipments that were scheduled for the first quarter of fiscal 2008. Further offsetting the increase in average sales prices and volume was a $2 million increase in SG&A expenses compared to the prior year, primarily due to higher compensation costs resulting from increased headcount resulting from the incremental impact of the acquisitions completed during fiscal 2007 and the first quarter of fiscal 2008, and share-based compensation expense.

SCHNITZER STEEL INDUSTRIES, INC.
Auto Parts Business

	For the Three Months Ended
	November 30,
			%
(in thousands)	2007	2006	change
Revenues	$72,163	$60,807	19%
Cost of goods sold	50,206	42,008	20%
Selling, general and administrative expense	14,743	15,004	(2%)

Segment operating income	$7,214	$3,795	90%

Revenues
For the quarter ended November 30, 2007, APB generated revenues of $72 million before intercompany eliminations, an increase of $11 million, or 19%, over the same period last year, driven by the implementation of a strategy to process more cars, increased sales of scrapped vehicles, parts, and cores and higher average sales prices.
Segment Operating Income
Operating income for APB was $7 million, or 10% of revenues, for the first quarter of fiscal 2008, compared to $4 million, or 6% of revenues, for the same period in fiscal 2007. The significant increase in operating income for fiscal 2008 reflects the impact of higher sales volumes and sales prices for scrapped vehicles and cores and improved performance at the full-service stores, partially offset by higher purchase vehicle costs driven by increased demand and competition for unprocessed metals.
Steel Manufacturing Business

	For the Three Months Ended
	November 30,
			%
(in thousands)	2007	2006	change
Revenues	$109,689	$96,060	14%
Cost of goods sold	93,499	79,271	18%
Selling, general and administrative expense	1,846	1,430	29%

Segment operating income	$14,344	$15,359	(7%)

Average Sales Price ($/ton) (1)	$601	$546	10%
Finished Steel Products Sold (tons, in thousands)	174	170	2%

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.
Revenues
For the quarter ended November 30, 2007, SMB generated revenues of $110 million before intercompany eliminations, an increase of $14 million, or 14%, over the same period of the prior year. The increase over the first quarter of the prior year was the result of higher sales prices for finished steel products, due in part to increased volume and an improved product mix. Sales volumes increased slightly by 2% to 174,000 tons in the first fiscal quarter of 2008 compared to the same period last year, primarily due to stronger demand and capital improvements made at the SMB facility that increased output. Average sales prices increased $55 per ton, or

SCHNITZER STEEL INDUSTRIES, INC.
10%, to $601 per ton in the first quarter of fiscal 2008 compared to the same period last year and resulted in increased revenues of $10 million.
Segment Operating Income
Operating income for SMB was $14 million, or 13% of revenues, for the three months ended November 30, 2007, compared to $15 million, or 16% of revenues, for the same period in fiscal 2007. The decrease in operating income reflects the impact of a 21% increase in the cost of scrap metal, which outpaced the 10% increase in average sales price per ton, and an increase of $15 per ton in conversion costs, primarily related to higher costs for raw materials other than scrap metal. SMB acquired all of its scrap metal requirements from MRB at negotiated rates intended to approximate market prices. Higher costs for scrap and other raw materials are expected to have a negative impact on SMB’s operating income percentage during fiscal 2008.
Liquidity and Capital Resources
The Company relies on cash provided by operating activities as a primary source of liquidity, supplemented by current cash resources and existing credit facilities.
Sources and Uses of Cash
The Company had cash balances of $7 million and $13 million, at November 30, 2007 and August 31, 2007, respectively. Cash balances are intended to be used for working capital and capital expenditures.
Net cash used in operating activities for the three month period ended November 30, 2007 was $31 million. The primary uses of cash for operations included an increase in inventory of $54 million due to timing of shipments and increased purchase costs and a $23 million decrease in accrued liabilities, primarily resulting from the payment of the fiscal 2007 annual incentives. These uses of cash were partially offset by sources of cash that included net income of $25 million, $12 million of depreciation and amortization expense and a $12 million decrease in accounts receivable, due mainly to the lower volume of shipments made in the first quarter of fiscal 2008.
Net cash used in investing activities for the three month period ended November 30, 2007 was $43 million compared to $17 million for the same period in fiscal 2007. Net cash used in investing activities for the first quarter of fiscal 2008 included $16 million in capital expenditures to upgrade the Company’s equipment and infrastructure and $25 million in acquisitions that were completed in the first quarter of fiscal 2008.
Net cash provided by financing activities for the three month period ended November 30, 2007 was $68 million, compared to $41 million for the same period in fiscal 2007, primarily due to $86 million provided by net borrowings, partially offset by $18 million in share repurchases.
Credit Facilities
The Company has short-term borrowings consisting of an unsecured credit line of $20 million which expires on March 1, 2008. The Company intends to renew this line of credit under similar terms. Interest on outstanding indebtedness under the unsecured line of credit is set by the bank at the time of borrowing. The credit available under this agreement is uncommitted; the Company had $4 million and $20 million of borrowings outstanding as of November 30, 2007 and August 31, 2007, respectively.
In July 2007, the Company amended its unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The revised agreement provides for a five-year, $450 million revolving credit facility loan maturing in July 2012. Interest rates on outstanding indebtedness under the amended agreement are based, at the Company’s option, on either the London Interbank Offered Rate (“LIBOR”) plus a spread of between 0.50% and 1.00%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.10% and 0.25% based on a pricing grid tied to the Company’s leverage ratio.

SCHNITZER STEEL INDUSTRIES, INC.
As of November 30, 2007 and August 31, 2007, the Company had borrowings outstanding under the credit facility of $218 million and $115 million, respectively.
The two bank credit agreements contain various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of November 30, 2007, the Company was in compliance with all such covenants.
In addition, as of November 30, 2007 and August 31, 2007, the Company had $8 million of long-term bonded indebtedness that matures in January 2021.
Capital Expenditures
Capital expenditures during the first quarter of fiscal 2008 were $16 million, compared to $24 million for the same period last year. During the first quarter of fiscal 2008, the Company continued its investment in infrastructure improvement projects, including work on general improvements at a number of its metals recycling facilities, enhancements to the Company’s information technology infrastructure, investments in technology to improve the recovery of nonferrous materials from the shredding process and investments to further improve efficiency and increase capacity, increase worker safety and enhance environmental systems. The Company plans to invest $60 million to $90 million in capital improvement projects for the remainder of the fiscal year. Additionally, the Company continues to explore other capital projects and acquisitions that are expected to provide productivity improvements and add shareholder value.
Share Repurchase Program
Pursuant to a share repurchase program as amended in 2001 and in October 2006, the Company was authorized to repurchase up to 6.0 million shares of its Class A Common stock when management deems such repurchases to be appropriate. During the first quarter of fiscal 2008, the Company repurchased 300,000 shares under this program, leaving 1.9 million shares available for repurchase as of November 30, 2007.
Future Liquidity and Commitments
The Company makes contributions to a defined benefit pension plan, several defined contribution pension plans and several multiemployer pension plans. Contributions vary depending on the plan and are based upon plan provisions, actuarial valuations and negotiated labor agreements.
Accrued environmental liabilities as of November 30, 2007 were $45 million, compared to $43 million as of August 31, 2007. The increase was due to two acquisitions made during the first quarter of fiscal 2008, offset in part by spending charged against the environmental reserve during the first three months of the same period. The Company expects to pay $4 million over the next twelve months related to previously accrued remediation projects. These future cash outlays are anticipated to be within the amounts established as environmental liabilities.
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

SCHNITZER STEEL INDUSTRIES, INC.
Contractual Obligations
Total debt as reported in the contractual obligations table in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007, has increased $87 million to $231 million as of November 30, 2007, due to additional net borrowings under the Company’s credit agreements as described above under Liquidity and Capital Resources.
As of November 30, 2007, there were no material changes outside of the ordinary course of business to the amounts disclosed in the contractual obligations table in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007.
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on the Company’s unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Company’s Board of Directors. Actual results may differ from these estimates under different assumptions or conditions. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.
The Company believes that the assumptions, estimates and judgments involved in the critical accounting policies and estimates described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s most recent Annual Report on Form 10-K have the most significant potential impact on the Company’s financial statements. With the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) as of September 1, 2007, the Company has added additional information to the Income Tax Expense Critical Accounting Policy as described below. Actual results could differ from the estimates used by the Company in applying the critical accounting policies. The Company is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.
Income Taxes
The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) as of September 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 applies a more-likely-than-not recognition threshold to all tax uncertainties, and only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. On a quarterly basis, the Company reevaluates the likelihood that a tax position will be effectively sustained and evaluates the appropriateness of the amount recognized for uncertain tax positions based on factors, including changes in facts or circumstances and changes in tax regulations. Changes in management’s assessment may result in the recognition of a tax benefit or an additional charge to the tax provision in the period the assessment changes. The Company recognizes interest and penalties related to income tax matters in income tax expense.

SCHNITZER STEEL INDUSTRIES, INC.
Recent Accounting Pronouncements
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
In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141(R)”), “Business Combinations,” which replaces SFAS 141 and issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51. These two new standards will change the accounting for and the reporting for business combination transactions and noncontrolling (minority) interests in the consolidated financial statements, respectively. SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. These two standards will be effective for the Company in the first quarter of fiscal year 2010. SFAS 141(R) will be applied prospectively. SFAS 160 requires retrospective application of most of the classification and presentation provisions. All other requirements of SFAS 160 shall be applied prospectively. Early adoption is prohibited for both standards. Management is currently evaluating the requirements of SFAS 141(R) and SFAS 160 and has not yet determined the impact on the Company’s consolidated financial statements.

SCHNITZER STEEL INDUSTRIES, INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the Company’s market risk exposure since August 31, 2007.
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

SCHNITZER STEEL INDUSTRIES, INC.
PART II
ITEM 1. LEGAL PROCEEDINGS
See Note 5, “Environmental Liabilities and Other Contingencies” in the Notes to the Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
There have been no material changes to the Company’s risk factors reported or new risk factors identified since the filing of the Company’s 2007 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on October 29, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None
(b) None
(c) Stock Repurchases
Pursuant to a share repurchase program as amended in 2001 and in October 2006, the Company was authorized to repurchase up to 6.0 million shares of its Class A Common stock when management deems such repurchases to be appropriate. At August 31, 2007, the Company had 2.2 million shares of Class A common stock available for repurchase under the program. During the first quarter of fiscal 2008, the Company repurchased 300,000 shares in open-market transactions at a cost of $19 million, leaving 1.9 million shares available for repurchase as of November 30, 2007 under existing authorizations. A summary of the Company’s share repurchases during the quarter ended November 30, 2007 is presented in the table below.
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

Total Number
			of Shares	Maximum
			Purchased as	Number of
			Part of	Shares that may
			Publicly	yet be
	Total Number	Average	Announced	Purchased
	of Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs
September 1, 2007 – September 30, 2007	—	$—	—	2,159,790
October 1, 2007 – October 31, 2007	—	$—	—	2,159,790
November 1, 2007 – November 30, 2007	300,000	$61.68	300,000	1,859,790

SCHNITZER STEEL INDUSTRIES, INC.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) None
(b) None
(c) None
ITEM 5. OTHER INFORMATION
None

SCHNITZER STEEL INDUSTRIES, INC.
ITEM 6. EXHIBITS

10.1	Letter Agreement, dated March 2, 2007, between the Registrant and Richard D. Peach, (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 22, 2007).

10.2	Fiscal 2008 Annual Performance Bonus Program for John D. Carter and Tamara L. Lundgren.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SCHNITZER STEEL INDUSTRIES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date: January 7, 2008	By:	/s/ John D. Carter John D. Carter
Chief Executive Officer

Date: January 7, 2008	By:	/s/ Richard D. Peach

Richard D. Peach
Chief Financial Officer