Form 10-Q
period 2008-02-29
SCHNITZER STEEL INDUSTRIES INC
filed 2008-04-03
CIK 912603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarter Ended February 29, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The Registrant had 21,650,802 shares of Class A common stock, par value of $1.00 per share, and 6,479,969 shares of Class B Common Stock, par value of $1.00 per share, outstanding at March 31, 2008.

SCHNITZER STEEL INDUSTRIES, INC.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	February 29, 2008	August 31, 2007
Assets
Current assets:
Cash and cash equivalents	$37,516	$13,410
Accounts receivable, net	154,271	170,212
Inventories, net	285,264	258,568
Deferred income taxes	10,508	8,685
Prepaid expenses and other current assets	16,252	10,601

Total current assets	503,811	461,476
Property, plant and equipment, net	403,869	383,910
Other assets:
Investment in and advances to joint venture partnerships	10,516	9,824
Goodwill	299,189	277,083
Intangibles, net	14,818	12,090
Other assets	7,163	7,031

Total assets	$1,239,366	$1,151,414

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and capital lease obligations, current	$478	$20,275
Accounts payable	97,868	89,526
Accrued payroll and related liabilities	24,250	43,145
Environmental liabilities	3,904	4,036
Accrued income taxes	3,898	4,787
Other accrued liabilities	37,187	30,420

Total current liabilities	167,585	192,189
Deferred income taxes	19,836	19,920
Long-term debt and capital lease obligations, net of current maturities	189,132	124,079
Environmental liabilities, net of current portion	41,137	39,249
Other long-term liabilities	12,242	5,540
Minority interests	3,340	5,373
Commitments and contingencies
Shareholders’ equity:
Preferred stock–20,000 shares authorized, none issued	-	-
Class A common stock–75,000 shares $1.00 par value authorized, 21,633 and 21,231 shares issued and outstanding	21,633	21,231
Class B common stock–25,000 shares $1.00 par value authorized, 6,498 and 7,328 shares issued and outstanding	6,498	7,328
Additional paid-in capital	23,387	41,344
Retained earnings	752,038	693,470
Accumulated other comprehensive income	2,538	1,691

Total shareholders’ equity	806,094	765,064

Total liabilities and shareholders’ equity	$1,239,366	$1,151,414

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	For The Three Months Ended		For The Six Months Ended
	2/29/08	2/28/07	2/29/08	2/28/07

Revenues	$751,472	$604,442	$1,355,370	$1,114,296

Operating expense:
Cost of goods sold	642,395	515,618	1,161,772	950,324
Selling, general and administrative	51,917	42,741	96,810	85,599
(Income) from joint ventures	(1,637)	(1,181)	(3,377)	(2,467)

Operating income	58,797	47,264	100,165	80,840

Other income (expense):
Interest expense	(2,648)	(2,305)	(4,996)	(3,367)
Other income, net	97	285	710	1,402

Other income (expense)	(2,551)	(2,020)	(4,286)	(1,965)

Income before income taxes and minority interests	56,246	45,244	95,879	78,875

Income tax expense	(19,881)	(16,265)	(34,106)	(28,336)

Income before minority interests	36,365	28,979	61,773	50,539

Minority interests, net of tax	(494)	(533)	(1,191)	(935)

Net income	$35,871	$28,446	$60,582	$49,604

Net income per share - basic	$1.27	$0.94	$2.13	$1.62

Net income per share - diluted	$1.25	$0.93	$2.10	$1.60

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For The Six Months Ended
	2/29/08	2/28/07

Cash flows from operating activities:
Net income	$60,582	$49,604
Noncash items included in net income:
Depreciation and amortization	24,212	18,371
Minority interests	1,191	935
Deferred income taxes	807	2,470
Distributed (undistributed) equity in earnings of joint ventures	(326)	(512)
Share-based compensation expense	6,502	2,957
Excess tax benefit from stock options exercised	(94)	(614)
Loss on disposal of assets	167	363
Environmental matters	(157)	(1,583)
Changes in assets and liabilities:
Accounts receivable	19,405	(43,813)
Inventories	(24,758)	24,689
Prepaid expenses and other	(5,668)	(511)
Intangible and other assets	(567)	(538)
Accounts payable	6,915	13,969
Other accrued liabilities	(13,192)	(3,740)
Investigation reserve	-	(15,225)
Environmental liabilities	(107)	(79)
Other long-term liabilities	1,519	1,482

Net cash provided by operating activities	76,431	48,225

Cash flows from investing activities:
Capital expenditures	(34,222)	(43,634)
Acquisitions, net of cash acquired	(34,568)	(29,252)
(Advances to) payments from joint ventures, net	(493)	872
Proceeds from sale of assets	411	184
Cash flows from (used in) non-hedge derivatives	(628)	(269)
Restricted cash	-	7,725

Net cash used in investing activities	(69,500)	(64,374)

Cash flows from financing activities:
Proceeds from line of credit	203,500	204,700
Repayment of line of credit	(223,500)	(189,700)
Borrowings from long-term debt	479,500	437,500
Repayment of long-term debt	(414,642)	(380,576)
Issuance of Class A common stock	725	862
Repurchase of Class A common stock	(25,707)	(56,441)
Excess tax benefit from stock options exercised	94	614
Distributions to minority interests	(2,304)	(2,156)
Dividends declared and paid	(592)	(1,046)

Net cash provided by financing activities	17,074	13,757

Effect of exchange rate changes on cash	101	(371)

Net increase (decrease) in cash and cash equivalents	24,106	(2,763)
Cash and cash equivalents at beginning of period	13,410	25,356

Cash and cash equivalents at end of period	$37,516	$22,593

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$4,561	$4,325
Income taxes, net of refunds received	$32,555	$23,491
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
Note 1 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Schnitzer Steel Industries, Inc. (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The prior year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statements. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. Although management believes the disclosures made are adequate to ensure the information presented is not misleading, management suggests that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2007. The results for the three and six months ended February 29, 2008 and February 28, 2007 are not necessarily indicative of the results of operations for the entire year.
Cash and Cash Equivalents
Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts of $33 million and $26 million as of February 29, 2008 and August 31, 2007, respectively.
Accounts Receivable, net
Accounts receivable represent amounts due from customers on product and other sales. These accounts receivable, which are reduced by an allowance for doubtful accounts, are recorded at the invoiced amount and do not bear interest. The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In cases where management is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, management records a specific allowance against amounts due and reduces the net recognized receivable to the amount the Company believes will be collected. For all other customers, the Company maintains a reserve that considers the total receivables outstanding, historical collection rates and economic trends. The allowance for doubtful accounts was $2 million at February 29, 2008 and August 31, 2007.
Accrued Workers’ Compensation Costs
The Company is self-insured up to a maximum amount for workers’ compensation claims and as such, a reserve for the costs of unpaid claims and the estimated costs of incurred but not reported claims has been estimated as of the balance sheet date. The Company’s exposure to claims is protected by various stop-loss insurance policies. The estimate of this reserve is based on historical claims experience. The Company accrued $7 million for the estimated cost of workers’ compensation claims as of February 29, 2008 and August 31, 2007.
Comprehensive Income
The following table sets forth the reconciliation of comprehensive income (in thousands):

	For the Three Months Ended		For the Six Months Ended
	2/29/08	2/28/07	2/29/08	2/28/07
Net income	$35,871	$28,446	$60,582	$49,604
Foreign currency translation adjustment	277	820	976	1,328

Comprehensive income	$36,148	$29,266	$61,558	$50,932

SCHNITZER STEEL INDUSTRIES, INC.
Changes in Shareholders’ Equity
During the first six months of fiscal 2008, the Company’s shareholders’ equity increased $41 million. The increase was primarily comprised of net income of $61 million and share-based compensation of $7 million, which were partially offset by the Company repurchasing 445,500 shares of its Class A common stock in open-market transactions at a cost of $26 million.
Net Income and Dividends per Share
The following table sets forth the reconciliation from basic net income per share to diluted net income per share (in thousands, except per share amounts):

	For the Three Months		For the Six Months
	Ended		Ended
	2/29/08	2/28/07	2/29/08	2/28/07

Net income	$35,871	$28,446	$60,582	$49,604

Share calculation:
Weighted average common shares outstanding – basic	28,242	30,366	28,386	30,566

Assumed conversion of dilutive stock options and equity awards	549	241	530	340

Weighted average common shares outstanding – diluted	28,791	30,607	28,916	30,906

Net income per share – basic	$1.27	$0.94	$2.13	$1.62

Net income per share – diluted	$1.25	$0.93	$2.10	$1.60

Dividend per share	$0.017	$0.017	$0.034	$0.034

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and vested deferred stock units (“DSU”) during the periods presented. Diluted earnings per share is computed using net income and the weighted average number of common shares outstanding, assuming dilution. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of Long-Term Incentive Program (“LTIP”) performance share, DSU and restricted stock unit (“RSU”) awards using the treasury stock method. For the three and six months ended February 29, 2008, all stock options, LTIP performance share, DSU and RSU awards issued through and outstanding as of February 29, 2008 were considered to be dilutive. Stock options and LTIP performance share, DSU and RSU awards totaling approximately 252,000 and 406,000 shares for the three and six months ended February 28, 2007, respectively, were considered antidilutive.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands fair value measurement disclosure. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will be required to adopt SFAS 157 in the first quarter of fiscal year 2009. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1 and FSP 157-2. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for non-recurring non-financial assets and liabilities until the beginning of the Company’s first quarter of fiscal 2010. Management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the Company’s consolidated financial statements.

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
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) which replaces SFAS 141 and issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”) an amendment of ARB No. 51. These two new standards will change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in the consolidated financial statements, respectively. SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. These two standards will be effective for the Company in the first quarter of fiscal year 2010. SFAS 141(R) will be applied prospectively. SFAS 160 requires retrospective application of most of the classification and presentation provisions. All other requirements of SFAS 160 shall be applied prospectively. Early adoption is prohibited for both standards. Management is currently evaluating the requirements of SFAS 141(R) and SFAS 160 and has not yet determined the impact on the Company’s consolidated financial statements.
Reclassifications
Certain prior year cash flow amounts have been reclassified to conform to the current year presentation. These changes did not have an impact on previously reported cash flows from operating activities.
Note 2 – Inventories, net
The Company’s inventories primarily consist of ferrous and nonferrous unprocessed scrap metal, used and salvaged vehicles and finished steel products, consisting primarily of rebar, merchant bar and wire rod. Inventories are stated at the lower of cost or market for all periods presented.
Inventories, net consisted of (in thousands):

	February 29, 2008	August 31, 2007
Processed and unprocessed scrap metal	$167,009	$140,272
Work in process	18,805	21,604
Finished goods	81,146	80,888
Supplies	19,763	17,670
Inventory reserve	(1,459)	(1,866)

Inventories, net	$285,264	$258,568

Note 3 - Property, Plant and Equipment, net
Property, plant and equipment, net consisted of (in thousands):

	February 29, 2008	August 31, 2007
Property, plant and equipment	$703,947	$664,523
Less: accumulated depreciation	(300,078)	(280,613)

Property, plant and equipment, net	$403,869	$383,910

SCHNITZER STEEL INDUSTRIES, INC.
Note 4 - Business Combinations
In the first six months of fiscal 2008, the Company continued its growth strategy by completing the following acquisitions:
•	In September 2007, the Company completed the acquisition of a mobile metals recycling business that provides additional sources of scrap metal to the Everett, Massachusetts facility.

•	In November 2007, the Company completed the acquisition of two metals recycling businesses that expanded the Company’s presence in the southeastern United States.

•	In February 2008, the Company completed the acquisition of a metals recycling business that further expanded the Company’s presence in the southeastern United States.

•
In February 2008, the Company acquired the remaining 50% equity interest in an auto parts business located in Nevada in exchange for its 50% ownership in the land and buildings. The acquired business was previously consolidated into the Company’s financial statements because the Company maintained operating control over the entity.

These acquisitions were not material, individually or in the aggregate, to the Company’s financial position or results of operations.
In December 2006, the Company completed the acquisition of a metals recycling business that provides additional sources of scrap metals to the Everett, Massachusetts facility. This acquisition was not material to the Company’s financial position or results of operations.
Note 5 – Goodwill and Acquired Intangibles
The Company performs its annual goodwill assessment test during the second quarter of each fiscal year and whenever events and circumstances indicate that the value of goodwill may be impaired. Based on the operating results of each of the reportable segments and the Company’s impairment testing completed in the second quarter of fiscal 2008, the Company determined that the goodwill balances below were not impaired as of February 29, 2008.
The changes in the carrying amount of goodwill by reportable segments, resulting primarily from business combinations (see “Note 4 - Business Combinations”) during the first six months of fiscal 2008, were (in thousands):

	Metals
	Recycling	Auto Parts
	Business	Business
	(“MRB”)	(“APB”)	Total

Balance as of August 31, 2007	$152,144	$124,939	$277,083
Foreign currency translation adjustment	-	1,170	1,170
Purchase accounting adjustments	(643)	-	(643)
Acquisitions	18,924	2,655	21,579

Balance as of February 29, 2008	$170,425	$128,764	$299,189

SCHNITZER STEEL INDUSTRIES, INC.
The gross carrying amount and accumulated amortization of the Company’s identifiable intangible assets were (in thousands):

	Life in Years	February 29, 2008		August 31, 2007

		Gross Carrying	Accumulated	Gross Carrying	Accumulated
		Amount	Amortization	Amount	Amortization

Tradenames	Indefinite	$1,722	$-	$1,722	$-
Tradenames	5	503	(101)	398	(60)
Covenants not to compete	3 - 10	13,910	(5,675)	11,239	(4,426)
Leasehold interests	4 - 26	1,550	(333)	1,550	(264)
Lease termination fee	15	200	(170)	200	(169)
Permits and Licenses	Indefinite	361	-	361	-
Supply contracts	5	3,454	(753)	1,877	(488)
Land options	Indefinite	150	-	150	-

		$21,850	$(7,032)	$17,497	$(5,407)

Intangible assets with finite useful lives are amortized over their useful lives using methods that reflect the pattern over which the economic benefits are expected to be consumed or on a straight-line basis based on estimated lives. Amortization expense for identifiable intangible assets for the three and six months ended February 29, 2008 was $1 million and $2 million, respectively. Amortization expense related to intangible assets for the three and six months ended February 28, 2007 was $1 million. Amortization expense projected for the next five fiscal years is (in thousands):

Estimated
Amortization
Fiscal Year	Expense
2009	$3,324
2010	3,037
2011	1,942
2012	1,151
2013	366
Note 6 - Environmental Liabilities and Other Contingencies
The Company evaluates the adequacy of its environmental liabilities on a quarterly basis in accordance with Company policy. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which reserves were established.
Changes in the Company’s environmental liabilities for the first six months of fiscal 2008 were (in thousands):

	Beginning	Liabilities		Ending
	Balance	Established (1)		Balance
Reporting Segment	9/1/2007	(Released)	Payments	2/29/2008	Short-Term	Long-Term
Metals Recycling Business	$25,008	$2,020	$(107)	$26,921	$3,351	$23,570
Auto Parts Business	18,277	(157)		$18,120	553	17,567

Total	$43,285	$1,863	$(107)	$45,041	$3,904	$41,137

(1)
During the first six months of fiscal 2008, the Company recorded $2 million in environmental liabilities in purchase accounting related to acquisitions completed in the first six months of fiscal 2008.

SCHNITZER STEEL INDUSTRIES, INC.
Metals Recycling Business (“MRB”)
At February 29, 2008, MRB’s environmental liabilities consisted primarily of the reserves established in connection with the Hylebos Waterway, the Portland Harbor and various acquisitions completed in fiscal 2008, 2007 and 2006.
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
There were two phases to the remediation of the head of Hylebos Waterway. The first phase was intertidal and bank remediation, which was conducted in 2003 and early 2004. The second phase involved dredging in the head of the Hylebos Waterway, which began in July 2004. During the second phase of the dredging in the head of the Hylebos Waterway, the Company incurred remediation costs of $16 million during fiscal 2005. The Company’s cost estimates were based on the assumption that dredge removal of contaminated sediments would be accomplished within one dredge season, from July 2004 to February 2005. However, due to a variety of factors, including dredge contractor operational issues and other dredge related delays, the dredging was not completed during the first dredge season. As a result, the Company recorded additional environmental charges of $14 million in fiscal 2005, primarily to account for the additional estimated costs to complete this work during a second dredging season. The Company and the Other Party also incurred additional remediation costs of $7 million during fiscal 2006. The Company and the Other Party filed a complaint in the U.S. District Court for the Western District of Washington at Tacoma against the dredge contractor to recover damages and a significant portion of cost overruns incurred in the second dredging season to complete the project. Following a trial that concluded in February 2007, a jury awarded the Company and the Other Party damages in the amount of $6 million. The judgment has been appealed by the dredge contractor, and enforcement of the judgment is stayed pending the appeal. No accrual or reduction of liabilities is recorded until all legal options have been resolved and the award is certain and deemed collectible. The Company and the Other Party also pursued settlement negotiations with and a legal action against other PRPs and recovered additional amounts. As of February 29, 2008, environmental liabilities for the Hylebos Waterway aggregated $4 million.
Portland Harbor
In fiscal 2006, the Company was notified by the EPA under CERCLA that it was one of at least 69 PRPs that own or operate or formerly owned or operated sites adjacent to the Portland Harbor Superfund site. The precise nature and extent of any clean-up of the Portland Harbor, the parties to be involved, the process to be followed for any clean-up and the allocation of any costs for the clean-up among responsible parties have not yet been determined. It is unclear to what extent, if any, the Company will be liable for environmental costs or damages associated with the Portland Harbor Superfund site. It is also unclear to what extent natural resource damage claims or third party contribution or damage claims will be asserted against the Company. While the Company participated in certain preliminary Portland Harbor study efforts, it is not party to the consent order entered into by the EPA with other certain PRPs, referred to as the “Lower Willamette Group” (“LWG”), for a remedial investigation/feasibility study; however, the Company could become liable for a share of the costs of this study at a later stage of the proceedings.
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

SCHNITZER STEEL INDUSTRIES, INC.
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
Other Metals Recycling Business Sites
During fiscal 2005 and through the second quarter of fiscal 2008, the Company conducted environmental due diligence investigations in connection with the separation and termination of the Company’s joint ventures and other acquisitions. As a result of these investigations, the Company identified certain environmental risks at various sites and accrued for its share of the estimated costs to remediate these risks. These liabilities were recorded as part of purchase accounting for the acquisitions and are evaluated quarterly according to Company policy. No environmental compliance proceedings are pending with respect to any of these sites. As of February 29, 2008 and August 31, 2007, environmental liabilities for these sites aggregated $22 million and $20 million, respectively. The Company’s environmental liabilities also include amounts for potential future clean-up of other sites at which the Company or its subsidiaries have conducted business or allegedly disposed of other materials.
Auto Parts Business (“APB”)
From fiscal 2003 through the second quarter of fiscal 2008, the Company completed five acquisitions of businesses within the APB segment. At the time of each acquisition, the Company conducted environmental due diligence investigations related to locations involved in the acquisition and recorded a liability for the estimated cost to address any environmental matters identified as a result of these investigations. The liability is evaluated quarterly according to Company policy. At February 29, 2008 and August 31, 2007, environmental liabilities for APB aggregated $18 million. No environmental enforcement proceedings are pending with respect to any of these locations.
Steel Manufacturing Business (“SMB”)
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
Contingencies - Other
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

SCHNITZER STEEL INDUSTRIES, INC.
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
Note 7 - Short-Term Borrowings
The Company’s short-term borrowings consist primarily of an unsecured credit line, which was increased by $5 million, to $25 million, on March 1, 2008. The term of this credit facility was also extended to March 1, 2009. Interest rates on outstanding indebtedness under the unsecured line of credit are set by the bank at the time of borrowing. The credit available under this agreement is uncommitted, and as of February 29, 2008 and August 31, 2007 the Company had no borrowings and $20 million, respectively, outstanding under this agreement. The credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of February 29, 2008, the Company was in compliance with all such covenants.
Note 8 - Long-Term Debt
In July 2007, the Company amended its unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The revised agreement provides for a five-year, $450 million revolving credit facility maturing in July 2012. Interest rates on outstanding indebtedness under the amended agreement are based, at the Company’s option, on either the London Interbank Offered Rate (“LIBOR”) plus a spread of between 0.50% and 1.00%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.10% and 0.25% based on a pricing grid tied to the Company’s leverage ratio. As of February 29, 2008 and August 31, 2007 the Company had borrowings outstanding under the credit facility of $180 million and $115 million, respectively.
The bank credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of February 29, 2008 the Company was in compliance with all such covenants.

SCHNITZER STEEL INDUSTRIES, INC.
As of February 29, 2008 the Company leased equipment under capital lease agreements that expire at various dates through November 2014. As of February 29, 2008 and August 31, 2007 the Company had $2 million of assets accounted for as capital leases that were included in property, plant and equipment on the consolidated balance sheets. Additionally, as of February 29, 2008 and August 31, 2007, the Company had $8 million of long-term bonded indebtedness that matures in January 2021.
Note 9 - Related Party Transactions
The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $7 million and $4 million in the second quarter of fiscal 2008 and 2007, respectively, and $13 million and $7 million for the first six months of fiscal 2008 and 2007, respectively.
Gary Schnitzer, Gregory Schnitzer and Joshua Philip, each a member of the Schnitzer family, are employed by the Company. For the first three and six months of fiscal 2008, these members of the Schnitzer family collectively earned total compensation of $467,000 and $714,000 respectively, compared to $338,000, and $681,000 for the first three and six months of fiscal 2007.
Note 10 - Share-based Compensation
The Company recognized $4 million and $7 million in the aggregate, for share-based compensation expense for the three and six months ended February 29, 2008, respectively, compared to $2 million and $3 million for the three and six months ended February 28, 2007, respectively. A detailed description of the awards under the Company’s 1993 Stock Incentive Plan and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007.
Fiscal 2008-2010 Long-Term Incentive Awards
On October 31, 2007, the Company’s Compensation Committee approved performance-based awards under the Company’s 1993 Stock Incentive Plan (“the Plan”) and the entry by the Company into Long-Term Incentive Award Agreements evidencing the award of these performance shares. The Compensation Committee established performance targets based on the Company’s average growth in earnings per share (weighted at 50%) and the Company’s average return on capital employed (weighted at 50%) for the three years of the performance period, with award payouts ranging from a threshold of 50% to a maximum of 200% for each portion of the target awards. A participant generally must be employed by the Company on the October 31 following the end of the performance period to receive an award payout, although adjusted awards will be paid if employment terminates earlier on account of death, disability, retirement, termination without cause after the first year of the performance period or on a sale of the Company. Awards will be paid in Class A common stock as soon as practicable after October 31 following the end of the performance period. The grant date for the fiscal 2008 – 2010 performance-based awards was December 14, 2007, the date on which the awards were communicated to the participants. The Company recognized $600,000 in compensation expense for the fiscal 2008 – 2010 performance-based awards during the three and six months ended February 29, 2008.
Deferred Stock Units
On January 30, 2008, each of the Company’s non-employee directors received a DSU award equal to $87,500 ($131,250 for the Chairman of the Board) divided by the closing market price of the Class A common stock on January 30, 2008. The total number of DSUs granted on January 30, 2008 was 16,406 shares. The DSUs will become fully vested on the day before the 2009 annual meeting, subject to continued Board service. The Company recognized $76,000 in compensation expense for these DSUs in the second quarter of fiscal 2008.

SCHNITZER STEEL INDUSTRIES, INC.
Note 11 - Employee Benefits
The Company and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees. These plans include a defined benefit plan, a supplemental executive retirement benefit plan (“SERBP”), defined contribution plans, and multi-employer pension plans. These plans are more fully described in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007.
The components of the defined benefit plan costs for the three and six months ended February 29, 2008 and February 28, 2007, were (in thousands):

	Defined Benefit Plan
	For the Three Months Ended		For the Six Months Ended
	2/29/2008	2/28/2007	2/29/2008	2/28/2007
Interest cost	$186	$192	$372	$384
Expected return on plan assets	(244)	(231)	(488)	(462)
Recognized actuarial loss	22	38	44	76

Net periodic pension benefit	$(36)	$(1)	$(72)	$(2)

The components of the SERBP costs for the three and six months ended February 29, 2008 and February 28, 2007 were (in thousands):

	SERBP
	For the Three Months Ended		For the Six Months Ended
	2/29/2008	2/28/2007	2/29/2008	2/28/2007
Service cost	$11	$10	$22	$20
Interest cost	30	28	60	56
Recognized actuarial gain	(6)	(5)	(12)	(10)

Net periodic pension cost	$35	$33	$70	$66

Defined Benefit Plans
Due to the Company’s decision to freeze benefits as of June 30, 2006, the Company did not make contributions to the defined benefit plan during the three and six months ended February 29, 2008 or the three and six months ended February 28, 2007 and does not expect to make contributions during the remainder of fiscal 2008. The need for future contributions will be evaluated periodically and will be determined by a number of factors, including market investment returns and interest rates.
Defined Contribution Plans
The Company has several defined contribution plans covering non-union employees. Company contributions to the defined contribution plans were $2 million and $4 million for the three and six months ended February 29, 2008, respectively, and $1 million and $2 million for the three and six months ended February 28, 2007, respectively.
In accordance with collective bargaining agreements, the Company contributes to multi-employer pension plans. Company contributions to the multi-employer plans were $1 million and $2 million for the three and six months ended February 29, 2008, respectively, and $1 million and $2 million for the three and six months ended February 28, 2007, respectively.
The Company is not the sponsor or administrator of these multi-employer plans. Contributions were determined in accordance with provisions of negotiated labor contracts. The Company has contingent liabilities for its share of the unfunded liabilities of each plan to which it contributes. The Company’s contingent liability for a plan would be triggered if it were to withdraw from that plan. The Company has no current intention of withdrawing from any

SCHNITZER STEEL INDUSTRIES, INC.
of the plans. The Company is unable to determine its relative portion of, or estimate its future liability under, these plans.
Note 12 - Segment Information
The Company operates in three reportable segments: metals purchasing, processing, recycling, selling and trading (MRB), self-service and full-service used auto parts (APB) and mini-mill steel manufacturing (SMB). Corporate expense consists primarily of unallocated corporate expense for management and administrative services that benefit all three business segments. The Company does not allocate interest income and expense, income taxes, or other income and expenses related to corporate activity to its operating segments. Because of this unallocated expense, the operating income of each segment does not reflect the operating income the segment would have as a stand-alone business.
The following is a summary of the Company’s total assets (in thousands):

	February 29, 2008	August 31, 2007
Metals Recycling Business	$ 982,010	$ 905,666
Auto Parts Business	245,510	239,280
Steel Manufacturing Business	327,438	308,846

Total segment assets	1,554,958	1,453,792
Corporate and eliminations	(315,592)	(302,378)

Total assets	$1,239,366	$1,151,414

The tables below illustrate the Company’s operating results by segment for the three and six months ended February 29, 2008 and February 28, 2007, respectively (in thousands):

	For the Three Months Ended		For the Six Months Ended
	2/29/2008	2/28/2007	2/29/2008	2/28/2007
Revenues:
Metals Recycling Business	$596,557	$486,120	$1,078,029	$886,605
Auto Parts Business	77,333	59,786	149,496	120,594
Steel Manufacturing Business	143,498	98,924	253,187	194,984

Segment revenue	817,388	644,830	1,480,712	1,202,183
Intersegment eliminations	(65,916)	(40,388)	(125,342)	(87,887)

Total revenues	$751,472	$604,442	$1,355,370	$1,114,296

Depreciation and amortization:
Metals Recycling Business	$7,213	$4,958	$14,029	$9,487
Auto Parts Business	1,864	1,952	3,783	3,976
Steel Manufacturing Business	2,693	1,984	5,393	3,886

Segment depreciation and amortization	11,770	8,894	23,205	17,349
Corporate	529	583	1,007	1,022

Total depreciation and amortization	$12,299	$9,477	$24,212	$18,371

Reconciliation of the Company’s segment operating income to income before income taxes is:

Metals Recycling Business	$51,940	$39,756	$81,576	$64,599
Auto Parts Business	6,540	5,007	13,754	8,802
Steel Manufacturing Business	13,165	11,910	27,509	27,269

Segment operating income	71,645	56,673	122,839	100,670
Corporate and eliminations	(12,848)	(9,409)	(22,674)	(19,830)

Total operating income	58,797	47,264	100,165	80,840
Other income (expense)	(2,551)	(2,020)	(4,286)	(1,965)

Total income before taxes and minority interests	$56,246	$45,244	$95,879	$78,875

SCHNITZER STEEL INDUSTRIES, INC.
Note 13 - Income Taxes
The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”) as of September 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 applies a more-likely-than-not recognition threshold to all tax uncertainties, and only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities.
The adoption of FIN 48 resulted in a $3 million increase in unrecognized tax benefits, partially offset by a $2 million increase in deferred tax assets. The cumulative effect was a $1 million decrease in retained earnings as of September 1, 2007. Upon adoption, the balance in the reserve for unrecognized tax benefits totaled $5 million, including interest and penalties, representing the aggregate tax effect of differences between tax return positions and the benefits recognized in the financial statements. Recognition of those benefits would reduce income tax expense by $3 million. As of February 29, 2008, the Company had $6 million of unrecognized tax benefits. The Company does not anticipate any material changes to the reserve within the next 12 months.
The Company files Federal and state income tax returns in the United States and foreign tax returns in Korea and Canada. The Federal statute of limitations has expired for fiscal years 2003 and prior. With limited and insignificant exceptions, the Company is no longer subject to state or foreign tax examinations for years before fiscal 2003. The Company is not currently under examination in any of its major tax jurisdictions.
The reserves for tax-related interest and penalties were $1 million as of the September 1, 2007 implementation date and $1 million as of February 29, 2008. It is the Company’s policy to record tax-related penalties and interest in income tax expense.
Deferred income taxes reflect the differences between the financial reporting and tax basis of assets and liabilities, based on enacted tax laws and statutory tax rates. Tax credits are recognized as a reduction of income tax expense in the year the credit arises. The Company periodically reviews its deferred tax assets to assess whether a valuation allowance is necessary. A valuation allowance is established to reduce deferred tax assets, including tax credits and net operating loss carryforwards, when it is more likely than not that they will not be realized. No valuation allowance was required as of February 29, 2008 or August 31, 2007.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section includes a discussion of the Company’s operations for the second quarter and first six months of fiscal 2008 and 2007. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the results of operations and financial condition of Schnitzer Steel Industries, Inc. (the “Company”) and should be read in conjunction with the Company’s 2007 Form 10-K and the Unaudited Condensed Consolidated Financial Statements and the related notes thereto included elsewhere in this Form 10-Q.
Forward-looking Statements
This Quarterly Report on Form 10-Q, including Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
These forward-looking statements include, without limitation, statements regarding the Company’s outlook for the business and statements as to expected pricing, sales volume, operating margins and operating income. Such statements can generally be identified because they contain “expect,” “believe,” “anticipate,” “estimate” and other words that convey a similar meaning. One can also identify these statements as statements that do not relate strictly to historical or current facts. Examples of factors affecting the Company that could cause actual results to differ materially from current expectations are the following: volatile supply and demand conditions affecting prices and volumes in the markets for both the Company’s products and the raw materials it purchases; world economic conditions; world political conditions; changes in federal and state income tax laws; government regulations and environmental matters; impact of pending or new laws and regulations regarding imports and exports into the United States and other foreign countries; foreign currency fluctuations; competition; seasonality, including weather; energy supplies; freight rates and availability of transportation; loss of key personnel; expectations regarding the Company’s compliance program; the inability to obtain sufficient quantities of scrap metal to support current orders; purchase price estimates made during acquisitions; business integration issues relating to acquisitions of businesses; new accounting pronouncements; availability of capital resources; credit-worthiness of and availability of credit to suppliers and customers; and business disruptions resulting from installation or replacement of major capital assets, as discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q. One should understand that it is not possible to predict or identify all factors that could cause actual results to differ from the Company’s forward-looking statements. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. The Company does not assume any obligation to update any forward-looking statement.
General
Founded in 1906, Schnitzer Steel Industries, Inc. (“the Company”), an Oregon corporation, is currently one of the nation’s largest recyclers of ferrous and nonferrous metals, a leading recycler of used and salvaged vehicles and a manufacturer of finished steel products.
The Company operates in three reportable segments: the Metals Recycling Business (“MRB”), the Auto Parts Business (“APB”) and the Steel Manufacturing Business (“SMB”). MRB purchases, collects, processes and recycles steel and other metals through its facilities and trades, brokers and sells scrap metals. APB purchases used and salvaged vehicles and sells serviceable used auto parts and autobodies through its self-service and full-service auto parts stores. APB is also a supplier of autobodies to MRB, which processes the autobodies into saleable recycled metal. SMB purchases recycled metals from MRB and uses its mini-mill near Portland, Oregon, to melt recycled metal to produce finished steel products. SMB also maintains mill depots in Central and Southern California.

SCHNITZER STEEL INDUSTRIES, INC.
The Company’s results of operations depend in large part on demand and prices for recycled metal in global markets and steel products in the Western United States, as well as freight rates and the availability of transportation. The Company’s deep water port facilities on both the West and East coasts of the United States and in Hawaii allow the Company to take advantage of the increasing demand for recycled metal by steel manufacturers located in Europe, Asia, Mexico and the Mediterranean. The Company’s processing facilities in the southeastern United States also provide access to the automobile and steel manufacturing industries in that region. Market prices for recycled ferrous and nonferrous metal fluctuate periodically, but have generally increased over the past three years. These higher prices have had a significant impact on the results of operations for MRB, SMB and, to a lesser extent, for APB.
Executive Overview of Quarterly Results
The Company achieved record sales for the quarter ended February 29, 2008, with strong revenue growth in all three operating segments. The Company generated consolidated revenues of $751 million for the second quarter of fiscal 2008, an increase of $147 million, or 24%, from $604 million in the second quarter of fiscal 2007. Consolidated operating income for the second quarter of fiscal 2008 increased $12 million, or 24%, to $59 million. Net income for the quarter ended February 29, 2008 was $36 million, an increase of $8 million, or 26%, compared to net income of $28 million for the quarter ended February 28, 2007. Diluted net income per share for the quarter was $1.25, a 34% increase over the second quarter of fiscal 2007.
MRB revenues increased by $110 million, or 23%, in the second quarter of fiscal 2008. This included a $101 million, or 25%, increase in ferrous revenues and an $8 million, or 9%, increase in nonferrous revenues. The increase in ferrous revenues was driven by a 38% increase in the average net selling price for processed ferrous and a 31% increase in the average net selling price for ferrous trading, which was partially offset by a 10% decrease in ferrous sales tons. The increase in nonferrous revenues was driven by a 7% increase in pounds sold and a 2% increase in the average net selling price. Operating income for MRB was $52 million, or 9% of revenues, for the second quarter of fiscal 2008, compared to $40 million, or 8% of revenues, for the same period in fiscal 2007. The $12 million increase in operating income reflects the impact of higher ferrous and nonferrous selling prices and higher nonferrous volumes that were partially offset by higher raw material costs and lower ferrous volumes. In addition, the increase in operating income was partially offset by a $5 million increase in selling, general and administrative (“SG&A”) expenses, which includes a $2 million increase in compensation costs resulting from the incremental headcount added as a result of growth during fiscal 2007 and the six months of fiscal 2008 and a $1 million increase in share-based compensation expense.
APB revenues increased by $18 million, or 29%, in the second quarter of fiscal 2008. The increase was driven by a $7 million, or 65%, increase in scrap vehicle revenue due to higher sales volumes and prices, a $5 million, or 12%, increase in parts revenue, primarily as a result of higher parts sales across several product types for the full-service business, and a $6 million, or 60%, increase in core revenue due to higher sales volumes and prices. Operating income for APB was $7 million, or 8% of revenues, compared to $5 million, or 8% of revenues, for the same period in fiscal 2007. The increase in operating income of $2 million, or 31%, reflected the impact of higher sales volumes and prices, which outpaced the increase in purchase costs.
SMB revenues increased by $45 million, or 45%, in the second quarter of fiscal 2008. The increase was the result of higher average net selling prices for finished steel products and higher sales volumes. The average net selling price per ton for finished goods increased $80, or 15%, to $616 for the second quarter of fiscal 2008. Sales volumes for finished goods increased 25,000 tons, or 14%, compared to the same period in the prior year. Operating income for SMB was $13 million, or 9% of revenues, compared to $12 million, or 12% of revenues, for the same period in fiscal 2007. The increase in operating income was primarily due to higher sales volumes and higher average net selling prices that were partially offset by increased costs for scrap metal and other raw materials, which could not be fully passed through to SMB’s customers through higher selling prices.

SCHNITZER STEEL INDUSTRIES, INC.
Business Combinations
In the first six months of fiscal 2008, the Company continued its growth strategy by completing the following acquisitions:
•	In September 2007, the Company completed the acquisition of a mobile metals recycling business that provides additional sources of scrap metal to the Everett, Massachusetts facility.

•	In November 2007, the Company completed the acquisition of two metals recycling businesses that expanded the Company’s presence in the southeastern United States.

•	In February 2008, the Company completed the acquisition of a metals recycling business that further expanded the Company’s presence in the southeastern United States.

•
In February 2008, the Company acquired the remaining 50% equity interest in an auto parts business located in Nevada in exchange for its 50 % ownership in land and buildings. The acquired business was previously consolidated into the Company’s financial statements because the Company maintained operating control over the entity.

These acquisitions were not material, individually or in the aggregate, to the Company’s financial position or results of operations.
In December 2006, the Company completed the acquisition of a metals recycling business that provides additional sources of scrap metals to the Everett, Massachusetts facility. This acquisition was not material to the Company’s financial position or results of operations.
Share Repurchases
Pursuant to a share repurchase program as amended in 2001 and in October 2006, the Company was authorized to repurchase up to 6.0 million shares of its Class A Common stock when management deems such repurchases to be appropriate. During the first six months of fiscal 2008, the Company repurchased an additional 445,500 shares under this program, leaving 1.7 million shares available for repurchase as of February 29, 2008 under existing authorizations.

SCHNITZER STEEL INDUSTRIES, INC.
Results of Operations

	For the Three Months Ended			For the Six Months Ended
($ in thousands)	2/29/2008	2/28/2007	% Change	2/29/2008	2/28/2007	% Change
Revenues:
Metals Recycling Business	$596,557	$486,120	23%	$1,078,029	$886,605	22%
Auto Parts Business	77,333	59,786	29%	149,496	120,594	24%
Steel Manufacturing Business	143,498	98,924	45%	253,187	194,984	30%
Intercompany revenue eliminations	(65,916)	(40,388)	63%	(125,342)	(87,887)	43%

Total revenues	751,472	604,442	24%	1,355,370	1,114,296	22%

Cost of Goods Sold:
Metals Recycling Business	524,186	430,330	22%	958,970	790,530	21%
Auto Parts Business	55,012	41,759	32%	105,218	83,767	26%
Steel Manufacturing Business	128,258	85,582	50%	221,757	164,853	35%
Intercompany cost of goods eliminations	(65,061)	(42,053)	55%	(124,173)	(88,826)	40%

Total Cost of Goods Sold	642,395	515,618	25%	1,161,772	950,324	22%

Selling, General and Administrative Expense:
Metals Recycling Business	22,068	17,215	28%	40,860	33,943	20%
Auto Parts Business	15,781	13,020	21%	30,524	28,025	9%
Steel Manufacturing Business	2,075	1,432	45%	3,921	2,862	37%
Corporate	11,993	11,074	8%	21,505	20,769	4%

Total SG&A Expense	51,917	42,741	21%	96,810	85,599	13%

(Income) from MRB joint ventures	(1,637)	(1,181)	39%	(3,377)	(2,467)	37%

Operating Income:
Metals Recycling Business	51,940	39,756	31%	81,576	64,599	26%
Auto Parts Business	6,540	5,007	31%	13,754	8,802	56%
Steel Manufacturing Business	13,165	11,910	11%	27,509	27,269	1%

Total segment operating income	71,645	56,673	26%	122,839	100,670	22%
Corporate expense	(11,993)	(11,074)	8%	(21,505)	(20,769)	4%
Change in intercompany profit elimination	(855)	1,665	N/A	(1,169)	939	N/A

Total operating income	$58,797	$47,264	24%	$100,165	$80,840	24%

Revenues
Consolidated revenues increased $147 million for the second quarter of fiscal 2008 and increased $241 million for the first six months of fiscal 2008 compared to the same periods in fiscal 2007. Revenues in the second quarter and first six months of fiscal 2008 increased for all business segments, primarily as a result of increases in the market price of scrap metal and finished steel products, higher nonferrous volumes due to the Company’s focus on increasing throughput and the cumulative effect of the businesses acquired during fiscal 2007 and the first six months of fiscal 2008.
Operating Income
Consolidated operating income increased $12 million for the second quarter of fiscal 2008 and increased $19 million for the first six months of fiscal 2008 compared to the same periods in fiscal 2007. The increase in operating income was primarily attributable to increases in market prices and higher sales volumes, which was partially offset by increases in purchase costs for raw materials and consolidated SG&A expenses. As a percentage of revenues, operating income remained consistent for the second quarter and first six months of fiscal 2008 compared to the same periods in fiscal 2007.
The increase in consolidated SG&A cost was primarily due to increases in the MRB and APB operating segments, mainly resulting from higher compensation costs due to increased headcount resulting from the incremental impact of growth during fiscal 2007 and the first six months of fiscal 2008, performance incentives and share-based compensation expense.

SCHNITZER STEEL INDUSTRIES, INC.
Income Tax Expense
The effective tax rates of 35.3% and 35.6% for the three and six months ended February 29, 2008 were fairly consistent with the tax rates for the same periods in the prior year. Management does not expect the tax rate to change materially for the balance of the fiscal year.
Financial results by segment
The Company operates its business across three reportable segments: MRB, APB and SMB. Additional financial information relating to these business segments is contained in Item 1 – Financial Statements (unaudited) – Notes to Condensed Consolidated Financial Statements, Note 12 - Segment Information.
Metals Recycling Business

	For the Three Months Ended			For the Six Months Ended
			%			%
(in thousands, except for prices)	2/29/2008	2/28/2007	change	2/29/2008	2/28/2007	change
Ferrous Revenues:
Processing	$438,976	$315,930	39%	$777,926	$539,022	44%
Trading	58,112	80,414	(28%)	107,443	171,927	(38%)
Nonferrous revenues	96,158	87,931	9%	185,764	169,925	9%
Other	3,311	1,845	79%	6,896	5,731	20%

Total segment revenues	596,557	486,120	23%	1,078,029	886,605	22%
Cost of goods sold	524,186	430,330	22%	958,970	790,530	21%
Selling, general and administrative expense	22,068	17,215	28%	40,860	33,943	20%
(Income) from joint ventures	(1,637)	(1,181)	39%	(3,377)	(2,467)	37%

Segment operating income	$51,940	$39,756	31%	$81,576	$64,599	26%

Average Ferrous Recycled Metal Sales Prices ($/LT) (1)
Domestic	$323	$233	39%	$302	$226	34%
Export	$329	$238	38%	$307	$235	31%
Average for all processing	$326	$237	38%	$305	$232	31%
Trading	$337	$257	31%	$326	$254	28%
Ferrous Processing Sales Volume (LT, in thousands)
Steel Manufacturing Business	170	151	13%	350	342	2%
Other Domestic	211	175	21%	390	331	18%

Total Domestic	381	326	17%	740	673	10%
Export	747	817	(9%)	1,389	1,338	4%

Total processed ferrous	1,128	1,143	(1%)	2,129	2,011	6%
Ferrous Trading Sales Volumes (LT, in thousands)	149	276	(46%)	284	596	(52%)

Total Ferrous Sales Volume (LT, in thousands)	1,277	1,419	(10%)	2,413	2,607	(7%)

Average Nonferrous Sales Price ($/pound) (1)	$0.98	$0.96	2%	$0.99	$0.99	0%
Nonferrous Sales Volumes (pounds, in thousands)	96,278	90,140	7%	185,086	169,868	9%

Outbound freight included in Cost of Sales (in thousands)	$80,438	$56,090	43%	$147,574	$94,665	56%

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer. LT refers to long ton which is 2,240 pounds.
Revenues
MRB revenues before intercompany eliminations increased $110 million during the quarter ended February 29, 2008, and increased $191 million during the six months ended February 29, 2008, compared to the same periods last year. The increase over the second quarter and first six months of the prior year was primarily attributable to higher selling prices for ferrous metals due to strong worldwide demand for scrap metal and increased nonferrous volumes provided by the cumulative impact of the acquisitions completed during fiscal 2007 and the first six months of fiscal 2008.
Ferrous revenues increased $101 million during the quarter ended February 29, 2008 and increased $174 million during the six months ended February 29, 2008, compared to the same periods last year. The increase in ferrous revenues was driven by higher average net selling prices that were partially offset by the decrease in ferrous volumes discussed below. The average net ferrous selling price increased $89 per long ton, or 38%, for processed ferrous and $80 per ton, or 31%, for trading ferrous for the second quarter of fiscal 2008, and increased

SCHNITZER STEEL INDUSTRIES, INC.
$73 per long ton, or 31%, for processed ferrous and $72 per ton, or 28%, for trading ferrous for the six months ended February 29, 2008, compared to the same periods in the prior year.
Processed ferrous sales volumes remained fairly consistent in the second quarter of fiscal 2008, compared to the same period of fiscal 2007. However, during the first six months of fiscal 2008, processed ferrous sales volumes increased 118,000 tons compared to the same period of fiscal 2007, primarily as a result of the Company’s strategy to increase volumes and maximize throughput, which is being accomplished through the cumulative impact of acquisitions of metals recyclers and increased purchases of ferrous materials. Ferrous trading sales volumes decreased by 127,000 tons in the second quarter and 312,000 tons for the first six months of fiscal 2008 compared to the same periods last year, primarily due to reduced trading business conducted in some of the European regions and abnormally inclement weather in the Baltic region.
Nonferrous revenues increased $8 million during the quarter ended February 29, 2008, and increased $16 million during the six months ended February 29, 2008, compared to the same periods last year. The increase in nonferrous revenues was primarily driven by increased volumes. Nonferrous pounds shipped increased six million pounds for the second quarter and 15 million pounds for the six months ended February 29, 2008 compared to the same periods last year. The increase in pounds shipped was primarily due to the improved recovery of nonferrous materials processed through the Company’s mega-shredders and state of the art back-end sorting systems, the higher overall volumes being processed at the Company’s facilities and the cumulative impact of the acquisitions completed during fiscal 2007 and the first six months of fiscal 2008. Certain nonferrous metals are a byproduct of the shredding process, and quantities available for shipment are affected by the volume of materials processed through the Company’s shredders.
Segment Operating Income
For the three and six months ended February 29, 2008, operating income for MRB was $52 million and $82 million, an increase of 31% and 26%, respectively, over the same periods in fiscal 2007. As a percentage of revenues, operating income for the second quarter and the first six months of fiscal 2008 was 9% and 8%, respectively, compared to 8% and 7%, for the same periods of fiscal 2007. The increase in operating income and operating income as a percentage of revenues for the second quarter of fiscal 2008 reflects the impact of increased nonferrous volumes and higher gross selling prices for ferrous metals, which outpaced the increasing costs of freight and raw materials. The increase in operating income and operating income as a percentage of revenues for the first six months of fiscal 2008 reflects the improved performance discussed above, as well as higher processed ferrous volumes. In addition to increased costs for freight and raw materials, operating income was further offset by an increase in SG&A expenses for the three and six months ended February 29, 2008 of $5 million and $7 million, respectively, compared to the same periods in fiscal 2007. The increase in SG&A costs for the three and six months ended February 29, 2008 was primarily due to an increase of $2 million and $4 million, respectively, in compensation costs resulting from increased headcount resulting from the incremental impact of growth during fiscal 2007 and the six months ended February 29, 2008, and an increase of $1 million and $2 million, respectively, for share-based compensation expense.

SCHNITZER STEEL INDUSTRIES, INC.
Auto Parts Business

	For the Three Months Ended			For the Six Months Ended
			%			%
($ in thousands)	2/29/2008	2/28/2007	change	2/29/2008	2/28/2007	change
Revenues	$77,333	$59,786	29%	$149,496	$120,594	24%
Cost of goods sold	55,012	41,759	32%	105,218	83,767	26%
Selling, general and administrative expense	15,781	13,020	21%	30,524	28,025	9%

Segment operating income	$6,540	$5,007	31%	$13,754	$8,802	56%

Revenues
APB revenues before intercompany eliminations increased $18 million during the quarter ended February 29, 2008, and increased $29 million during the six months ended February 29, 2008, compared to the same periods last year. These increases were driven by a continuation of APB’s strategy to process more cars at its facilities, increased sales of scrapped vehicles, parts and cores and higher average selling prices for scrap and cores.
Segment Operating Income
For the three and six months ended February 29, 2008, operating income for APB was $7 million and $14 million, an increase of 31% and 56%, respectively, compared to the same periods in fiscal 2007. As a percentage of revenues, operating income for the second quarter and first six months of fiscal 2008 was 8% and 9%, respectively, compared to 8% and 7% of revenues, for the same periods of fiscal 2007. The increase in operating income and operating income as a percentage of revenues for the three and six months ended February 29, 2008 reflects the impact of higher sales volumes for scrapped vehicles, parts and cores and higher selling prices for scrap and cores, which outpaced the increased cost of purchasing scrapped vehicles. Partially offsetting the increase in sales volumes and prices was a $3 million increase in SG&A expenses compared to the prior year, primarily due to a $1 million increase in compensation costs and a $1 million increase in performance incentive costs.
Steel Manufacturing Business

	For the Three Months Ended			For the Six Months Ended
			%			%
($ in thousands, except price)	2/29/2008	2/28/2007	change	2/29/2008	2/28/2007	change
Revenues	$143,498	$98,924	45%	$253,187	$194,984	30%
Cost of goods sold	128,258	85,582	50%	221,757	164,853	35%
Selling, general and administrative expense	2,075	1,432	45%	3,921	2,862	37%

Segment operating income	$13,165	$11,910	11%	$27,509	$27,269	1%

Finished Goods Average Sales Price ($/ton) (1)	$616	$536	15%	$609	$542	12%

Finished Steel Products Sold (tons, in thousands)	202	177	14%	376	344	9%

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.
Revenues
SMB revenues increased $45 million in the quarter ended February 29, 2008, and increased $58 million in the six months ended February 29, 2008, compared to the same periods last year. The increase over the second quarter and first six months of the prior year was the result of higher net selling prices, due in part to higher market prices for finished steel products, and higher sales volumes for finished steel products. Average finished goods selling prices for the three and six months ended February 29, 2008 increased $80 per ton and $67 per ton, respectively, compared to the same periods last year and resulted in increased revenues of $16 million for the second quarter and $25 million for the first six months of fiscal 2008. The increase in the average finished goods selling prices was the result of a significant reduction in imported steel caused by strong overseas demand and the declining U.S. dollar, which created a tight supply of steel products for domestic customers. Finished goods sales volumes increased by 25,000 tons and 32,000 tons for the three and six months ended February 29, 2008, respectively, compared to the same periods last year.

SCHNITZER STEEL INDUSTRIES, INC.
Segment Operating Income
For the three and six months ended February 29, 2008, operating income for SMB was $13 million and $28 million, an increase of 11% and 1%, respectively, compared to the same periods in fiscal 2007. The increase in operating income was due to higher selling prices and increased sales volumes, offset by higher costs for scrap and other raw materials. As a percentage of revenues, operating income for the second quarter and first six months of fiscal 2008 was 9% and 11%, respectively, compared to 12% and 14% for the same periods in fiscal 2007. The decrease in operating income as a percentage of revenues in the second quarter of fiscal 2008 reflects the impact of a 49% increase in the cost of scrap metal, which outpaced the 15% increase in average selling price per ton, and an increase of $30 per ton in conversion costs, primarily related to higher costs for raw materials other than scrap metal. The 3% decrease in operating income as a percentage of revenues for the first six months of fiscal 2008 reflects the impact of a 41% increase in the cost of scrap metal, which outpaced the 12% increase in average selling price per ton, and an increase of $21 per ton in conversion costs, which was primarily related to higher costs for raw materials other than scrap metal. SMB acquired all of its scrap metal requirements for the first six months of fiscal 2008 and 2007 from MRB at rates which approximate market prices.
Liquidity and Capital Resources
The Company relies on cash provided by operating activities as a primary source of liquidity, supplemented by current cash resources and existing credit facilities.
Sources and Uses of Cash
The Company had cash balances of $38 million and $13 million, at February 29, 2008 and August 31, 2007, respectively. The Company intends to use its cash balances for working capital and capital expenditure purposes.
Net cash provided by operating activities for the six months ended February 29, 2008 was $76 million, which included net income of $61 million, the add back of $24 million of non-cash depreciation and amortization expense, a $7 million increase in accounts payable due to timing of payments and an $19 million decrease in accounts receivable, due mainly to the timing of collections. These sources of cash were partially offset by uses of cash for operations, which included an increase in inventory of $25 million due to timing of shipments and increased purchase costs and a $13 million decrease in accrued liabilities, primarily resulting from the payment of the fiscal 2007 annual incentive compensation.
Net cash used in investing activities for the six months ended February 29, 2008 was $70 million compared to $64 million for the same period in fiscal 2007. Net cash used in investing activities for the first six months of fiscal 2008 included $34 million in capital expenditures to upgrade the Company’s equipment and infrastructure and $35 million in acquisitions that were completed in the first six months of fiscal 2008.
Net cash provided by financing activities for the six months ended February 29, 2008 was $17 million compared to $14 million for the same period in fiscal 2007, primarily due to $45 million provided by net borrowings, partially offset by $26 million in share repurchases.

SCHNITZER STEEL INDUSTRIES, INC.
Credit Facilities
The Company has short-term borrowings consisting of an unsecured credit line, which was increased by $5 million to $25 million, on March 1, 2008. The term of this credit facility was also extended to March 1, 2009. Interest on outstanding indebtedness under the unsecured line of credit is set by the bank at the time of borrowing. The credit available under this agreement is uncommitted; the Company had no borrowings and $20 million of borrowings outstanding as of February 29, 2008 and August 31, 2007, respectively.
In July 2007, the Company amended its unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The revised agreement provides for a five-year, $450 million revolving credit facility loan maturing in July 2012. Interest rates on outstanding indebtedness under the amended agreement are based, at the Company’s option, on either the London Interbank Offered Rate (“LIBOR”) plus a spread of between 0.50% and 1.00%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.10% and 0.25% based on a pricing grid tied to the Company’s leverage ratio. As of February 29, 2008 and August 31, 2007, the Company had borrowings outstanding under the credit facility of $180 million and $115 million, respectively.
The two bank credit agreements contain various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of February 29, 2008, the Company was in compliance with all such covenants.
In addition, as of February 29, 2008 and August 31, 2007, the Company had $8 million of long-term bonded indebtedness that matures in January 2021.
Capital Expenditures
Capital expenditures during the first six months of fiscal 2008 were $34 million, compared to $44 million for the same period last year. During the first six months of fiscal 2008, the Company continued its investment in infrastructure improvement projects, including general improvements at a number of its metals recycling facilities, enhancements to the Company’s information technology infrastructure, investments in technology to improve the recovery of nonferrous materials from the shredding process and investments to further improve efficiency and increase capacity, increase worker safety and enhance environmental systems. The Company plans to invest $58 million to $68 million in capital improvement projects for the remainder of the fiscal year. Additionally, the Company continues to explore other capital projects and acquisitions that are expected to provide productivity improvements and add shareholder value.
Share Repurchase Program
Pursuant to a share repurchase program as amended in 2001 and in October 2006, the Company was authorized to repurchase up to 6.0 million shares of its Class A Common stock when management deems such repurchases to be appropriate. During the first six months of fiscal 2008, the Company repurchased 445,500 shares under this program, leaving 1.7 million shares available for repurchase as of February 29, 2008.
Future Liquidity and Commitments
The Company makes contributions to a defined benefit pension plan, several defined contribution pension plans and several multi-employer pension plans. Contributions vary depending on the plan and are based on plan provisions, actuarial valuations and negotiated labor agreements. The Company expects to make contributions to its various defined contribution plans of approximately $5 million for the remainder of fiscal 2008.
Accrued environmental liabilities as of February 29, 2008 were $45 million, compared to $43 million as of August 31, 2007. The increase was due to acquisitions made during the first six months of fiscal 2008, offset in part by spending charged against the environmental reserve during the same period. The Company expects to spend $4 million over the next twelve months related to previously accrued remediation projects. These future cash outlays are anticipated to be within the amounts established as environmental liabilities.

SCHNITZER STEEL INDUSTRIES, INC.
The Company believes its current cash resources, internally generated funds, existing credit facilities and access to the capital markets will provide adequate financing for capital expenditures, acquisitions, working capital, stock repurchases, debt service requirements, post-retirement obligations and future environmental obligations for the next twelve months. In the longer term, the Company may seek to finance business expansion with additional borrowing arrangements or additional equity financing.
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
Contractual Obligations
Total debt as reported in the contractual obligations table in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007 has increased $45 million to $190 million as of February 29, 2008 due to additional net borrowings, made in the ordinary course of business under the Company’s credit agreements as described above under Liquidity and Capital Resources.
Since the Company’s previous disclosure of contractual obligations and commitments, the Company has adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). The adoption of FIN 48 resulted in a reserve for unrecognized tax benefits amounting to $5 million. As of February 29, 2008, the reserve was $6 million. As of February 29, 2008, there were no material changes, other than the liability resulting from the adoption of FIN 48, outside of the ordinary course of business to the amounts disclosed in the contractual obligations table in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007.
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
The Company believes that the assumptions, estimates and judgments involved in the critical accounting policies and estimates described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s most recent Annual Report on Form 10-K have the most significant potential impact on the Company’s financial statements. With the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”) as of September 1, 2007, the Company has added additional information to the Income Tax Expense Critical Accounting Policy as described below. Actual results could differ from the estimates used by the Company in applying the critical accounting policies. The Company is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

SCHNITZER STEEL INDUSTRIES, INC.
Income Taxes
The Company adopted FIN 48 as of September 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes,” by applying a more-likely-than-not recognition threshold to all tax uncertainties and only allowing the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. On a quarterly basis, the Company reevaluates the likelihood that a tax position will be effectively sustained and evaluates the appropriateness of the amount recognized for uncertain tax positions based on various factors, including changes in facts or circumstances and changes in tax regulations. Changes in management’s assessment may result in the recognition of a tax benefit or an additional charge to the tax provision in the period the assessment changes. The Company recognizes interest and penalties related to income tax matters in income tax expense.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands fair value measurement disclosure. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will be required to adopt SFAS 157 in the first quarter of fiscal year 2009. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1 and FSP 157-2. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for non-recurring non-financial assets and liabilities until the beginning of the first quarter of fiscal 2010. Management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the Company’s consolidated financial statements.
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
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) which replaces SFAS 141 and issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”) an amendment of ARB No. 51. These two new standards will change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in the consolidated financial statements, respectively. SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. These two standards will be effective for the Company in the first quarter of fiscal year 2010. SFAS 141(R) will be applied prospectively. SFAS 160 requires retrospective application of most of the classification and presentation provisions. All other requirements of SFAS 160 shall be applied prospectively. Early adoption is prohibited for both standards. Management is currently evaluating the requirements of SFAS 141(R) and SFAS 160 and has not yet determined the impact on the Company’s consolidated financial statements.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the Company’s market risk exposure since August 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
During the quarterly period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the quarterly period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
(a) None
(b) None
(c) Stock Repurchases
Pursuant to a share repurchase program as amended in 2001 and in October 2006, the Company was authorized to repurchase up to 6.0 million shares of its Class A Common stock when management deems such repurchases to be appropriate. At August 31, 2007, the Company had 2.2 million shares of Class A common stock available for repurchase under the program. During the first six months of fiscal 2008, the Company repurchased 445,500 shares in open-market transactions at a cost of $26 million, leaving 1.7 million shares available for repurchase as of February 29, 2008 under existing authorizations. A summary of the Company’s share repurchases during the quarter ended February 29, 2008 is presented in the table below.
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

Total Number
			of Shares	Maximum
			Purchased as	Number of
			Part of	Shares that may
			Publicly	yet be
	Total Number	Average	Announced	Purchased
	of Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs

December 1, 2007 – December 31, 2007	-	$-	-	1,859,790
January 1, 2008 – January 31, 2008	145,500	$49.50	145,500	1,714,290
February 1, 2008 – February 29, 2008	-	$-	-	1,714,290

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)
The 2008 annual meeting of the shareholders was held on January 30, 2008. Holders of 21,694,471 shares of the Company’s Class A common stock, entitled to one vote per share, and 6,576,969 shares of the Company’s Class B common stock, entitled to ten votes per share, were present in person or by proxy at the meeting.

(b)
Jill Schnitzer Edelson, Judith A. Johansen, Mark L. Palmquist and Ralph R. Shaw were elected directors of the Company, each to serve until the 2011 Annual Meeting of Shareholders and until a successor has been elected and qualified.

Other directors whose term of office as a director continued after the meeting are:
Robert S. Ball
John D. Carter
William A. Furman
William D. Larsson
Scott Lewis
Kenneth M. Novack
Jean S. Reynolds
(c)	The meeting was called for the following purposes:
1.	To elect four directors, each to serve until the 2011 Annual meeting of Shareholders and until a successor has been elected and qualified.

This proposal was approved as follows:

	Votes For	Votes Withheld/Against
Jill Schnitzer Edelson	84,045,170	191,998
Judith A. Johansen	84,128,668	108,500
Mark L. Palmquist	84,110,815	126,353
Ralph R. Shaw	84,091,549	145,619
2.	To transact such other business as may properly be brought before the meeting or any adjournment of postponement thereof.

ITEM 5.	OTHER INFORMATION
None

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SCHNITZER STEEL INDUSTRIES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC. (Registrant)
Date: April 3, 2008	By:	/s/ John D. Carter
John D. Carter
Chief Executive Officer

Date: April 3, 2008	By:	/s/ Richard D. Peach
Richard D. Peach
Chief Financial Officer