Form 10-Q
period 2008-05-31
SCHNITZER STEEL INDUSTRIES INC
filed 2008-07-01
CIK 912603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended May 31, 2008

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒             Accelerated filer  ☐             Non-accelerated filer  ☐             Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

The Registrant had 21,818,408 shares of Class A common stock, par value of $1.00 per share, and 6,350,824 shares of Class B Common Stock, par value of $1.00 per share, outstanding at June 20, 2008.

SCHNITZER STEEL INDUSTRIES, INC.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

	May 31, 2008	August 31, 2007
Assets
Current assets:
Cash and cash equivalents	$9,205	$13,410
Accounts receivable, net	285,708	170,212
Inventories, net	385,274	258,568
Deferred income taxes	12,584	8,685
Prepaid expenses and other current assets	11,722	10,601

Total current assets	704,493	461,476
Property, plant and equipment, net	410,241	383,910
Other assets:
Investment in and advances to joint venture partnerships	11,132	9,824
Goodwill	298,798	277,083
Intangibles, net	14,305	12,090
Other assets	11,286	7,031

Total assets	$1,450,255	$1,151,414

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and capital lease obligations, current	$24,522	$20,275
Accounts payable	141,842	89,526
Accrued payroll and related liabilities	52,094	43,145
Environmental liabilities	4,218	4,036
Accrued income taxes	20,451	4,787
Other accrued liabilities	41,480	30,420

Total current liabilities	284,607	192,189
Deferred income taxes	21,194	19,920
Long-term debt and capital lease obligations, net of current maturities	215,023	124,079
Environmental liabilities, net of current portion	41,137	39,249
Other long-term liabilities	13,108	5,540
Minority interests	4,564	5,373
Commitments and contingencies
Shareholders’ equity:
Preferred stock–20,000 shares authorized, none issued	—	—
Class A common stock–75,000 shares $1.00 par value authorized, 21,778 and 21,231 shares issued and outstanding	21,778	21,231
Class B common stock–25,000 shares $1.00 par value authorized, 6,361 and 7,328 shares issued and outstanding	6,361	7,328
Additional paid-in capital	26,769	41,344
Retained earnings	813,278	693,470
Accumulated other comprehensive income	2,436	1,691

Total shareholders’ equity	870,622	765,064

Total liabilities and shareholders’ equity	$1,450,255	$1,151,414

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share amounts)

	For The Three Months Ended		For The Nine Months Ended
	5/31/08	5/31/07	5/31/08	5/31/07
Revenues	$972,141	$709,449	$2,327,511	$1,823,746

Operating expense:
Cost of goods sold	798,531	593,736	1,960,303	1,544,060
Selling, general and administrative	74,172	47,213	170,982	132,813
(Income) from joint ventures	(2,853)	(1,270)	(6,230)	(3,738)

Operating income	102,291	69,770	202,456	150,611

Other income (expense):
Interest expense	(1,707)	(2,852)	(6,703)	(6,219)
Other income, net	879	1,192	1,589	2,593

Other income (expense)	(828)	(1,660)	(5,114)	(3,626)

Income before income taxes and minority interests	101,463	68,110	197,342	146,985

Income tax expense	(38,620)	(23,631)	(72,726)	(51,967)

Income before minority interests	62,843	44,479	124,616	95,018

Minority interests, net of tax	(1,124)	(725)	(2,315)	(1,660)

Net income	$61,719	$43,754	$122,301	$93,358

Net income per share - basic	$2.19	$1.48	$4.32	$3.09

Net income per share - diluted	$2.14	$1.47	$4.23	$3.06

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For The Nine Months Ended
	5/31/08	5/31/07
Cash flows from operating activities:
Net income	$122,301	$93,358
Noncash items included in net income:
Depreciation and amortization	37,343	28,790
Minority interests	2,315	1,660
Deferred income taxes	95	3,973
Distributed (undistributed) equity in earnings of joint ventures	(2,680)	(1,393)
Share-based compensation expense	18,068	4,969
Excess tax benefit from stock options exercised	(258)	(1,021)
Loss on disposal of assets	349	1,543
Environmental matters	193	1,486
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(111,891)	(50,713)
Inventories	(125,780)	(18,810)
Prepaid expenses and other	(864)	(249)
Other assets	(2,749)	(1,315)
Accounts payable	53,566	17,557
Other accrued liabilities	29,014	13,508
Investigation reserve	—	(15,225)
Environmental liabilities	(143)	(3,572)
Other long-term liabilities	1,688	2,584

Net cash provided by operating activities	20,567	77,130

Cash flows from investing activities:
Capital expenditures	(57,219)	(65,320)
Acquisitions, net of cash acquired	(34,616)	(43,891)
(Advances to) payments from joint ventures, net	1,244	1,689
Proceeds from sale of assets	732	189
Cash flows from (used in) non-hedge derivatives	(822)	(857)
Restricted cash	—	7,725

Net cash used in investing activities	(90,681)	(100,465)

Cash flows from financing activities:
Proceeds from line of credit	329,500	341,700
Repayment of line of credit	(325,500)	(335,700)
Borrowings from long-term debt	923,500	726,000
Repayment of long-term debt	(832,724)	(661,104)
Issuance of Class A common stock	256	1,192
Repurchase of Class A common stock	(25,707)	(56,441)
Excess tax benefit from stock options exercised	258	1,021
Distributions to minority interests	(2,850)	(3,079)
Dividends declared and paid	(959)	(1,537)

Net cash provided by financing activities	65,774	12,052

Effect of exchange rate changes on cash	135	178

Net increase (decrease) in cash and cash equivalents	(4,205)	(11,105)
Cash and cash equivalents at beginning of period	13,410	25,356

Cash and cash equivalents at end of period	$9,205	$14,251

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$6,054	$6,324
Income taxes, net of refunds received	$53,361	$35,718

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Schnitzer Steel Industries, Inc. (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The prior year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statements. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. Although management believes the disclosures made are adequate to ensure the information presented is not misleading, management suggests that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2007. The results for the three and nine months ended May 31, 2008 and 2007 are not necessarily indicative of the results of operations for the entire year.

Cash and Cash Equivalents

Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts of $49 million and $26 million as of May 31, 2008 and August 31, 2007, respectively.

Accounts Receivable, net

Accounts receivable represent amounts due from customers on product and other sales. These accounts receivable, which are reduced by an allowance for doubtful accounts, are recorded at the invoiced amount and do not bear interest. The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In cases where management is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, management records a specific allowance against amounts due and reduces the net recognized receivable to the amount the Company believes will be collected. For all other customers, the Company maintains a reserve that considers the total receivables outstanding, historical collection rates and economic trends. The allowance for doubtful accounts was $1 million at May 31, 2008 and $2 million at August 31, 2007.

Accrued Workers’ Compensation Costs

The Company is self-insured up to a maximum amount for workers’ compensation claims and as such, a reserve for the estimated costs of unpaid claims and incurred but not reported claims has been recorded as of the balance sheet date. The Company’s exposure to claims is protected by various stop-loss insurance policies. The estimate of this reserve is based on historical claims experience. The Company accrued $6 million and $7 million for the estimated cost of workers’ compensation claims as of May 31, 2008 and August 31, 2007, respectively.

Comprehensive Income

The following table sets forth the reconciliation of comprehensive income (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	5/31/08	5/31/07	5/31/08	5/31/07
Net income	$61,719	$43,754	$122,301	$93,358
Foreign currency translation adjustment (net of tax)	(103)	(1,816)	745	(488)

Comprehensive income	$61,616	$41,938	$123,046	$92,870

SCHNITZER STEEL INDUSTRIES, INC.

Changes in Shareholders’ Equity

During the first nine months of fiscal 2008, the Company’s shareholders’ equity increased $106 million. The increase was primarily comprised of net income of $122 million and share-based compensation of $10 million, which was partially offset by the Company repurchasing 445,500 shares of its Class A common stock in open-market transactions at a cost of $26 million.

Net Income and Dividends per Share

The following table sets forth the reconciliation from basic net income per share to diluted net income per share (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	5/31/08	5/31/07	5/31/08	5/31/07
Net income	$61,719	$43,754	$122,301	$93,358

Share calculation:
Weighted average common shares outstanding – basic	28,177	29,510	28,315	30,203
Assumed conversion of dilutive stock options and equity awards	670	229	579	299

Weighted average common shares outstanding – diluted	28,847	29,739	28,894	30,502

Net income per share – basic	$2.19	$1.48	$4.32	$3.09

Net income per share – diluted	$2.14	$1.47	$4.23	$3.06

Dividend per share	$0.017	$0.017	$0.051	$0.051

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and vested deferred stock unit (“DSU”) awards during the periods presented. Diluted earnings per share is computed using net income and the weighted average number of common shares outstanding, assuming dilution. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of Long-Term Incentive Plan (“LTIP”) performance share, DSU and restricted stock unit (“RSU”) awards using the treasury stock method. For the three and nine months ended May 31, 2008, all stock options, LTIP performance share, DSU and RSU awards were considered to be dilutive. Stock options and LTIP performance share, DSU and RSU awards totaling approximately 37,000 and 249,000 shares for the three and nine months ended May 31, 2007, respectively, were considered antidilutive.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 is effective 60 days following the SEC’s approval by the Public Company Accounting Oversight Board of amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’.” The Company is currently in compliance with this standard.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their risks and impact on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective for the Company for the quarter ending February 28, 2009. Management is currently evaluating the impact of the provisions of SFAS 161 on its disclosures.

SCHNITZER STEEL INDUSTRIES, INC.

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

SCHNITZER STEEL INDUSTRIES, INC.

Inventories, net consisted of (in thousands):

	May 31, 2008	August 31, 2007
Processed and unprocessed scrap metal	$263,764	$140,272
Work in process	10,197	21,604
Finished goods	81,764	80,888
Supplies	31,295	17,670
Inventory reserve	(1,746)	(1,866)

Inventories, net	$385,274	$258,568

Note 3 - Property, Plant and Equipment, net

Property, plant and equipment, net consisted of (in thousands):

	May 31, 2008	August 31, 2007
Property, plant and equipment	$719,758	$664,523
Less: accumulated depreciation	(309,517)	(280,613)

Property, plant and equipment, net	$410,241	$383,910

Note 4 - Business Combinations

In the first nine months of fiscal 2008, the Company continued its growth strategy by completing the following acquisitions:

•	In September 2007, the Company completed the acquisition of a mobile metals recycling business that provides additional sources of scrap metal to the Everett, Massachusetts facility.

•	In November 2007, the Company completed the acquisition of two metals recycling businesses that expanded the Company’s presence in the southeastern United States.

•	In February 2008, the Company completed the acquisition of a metals recycling business that further expanded the Company’s presence in the southeastern United States.

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

Note 5 – Goodwill and Acquired Intangibles

The Company performs its annual goodwill assessment test during the second quarter of each fiscal year and whenever events and circumstances indicate that the value of goodwill may be impaired. Based on the operating results of each of the reportable segments and the Company’s impairment testing completed in the second quarter of fiscal 2008, the Company determined that the goodwill balances below were not impaired. There were no triggering events during the current quarter requiring a goodwill impairment test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

SCHNITZER STEEL INDUSTRIES, INC.

The changes in the carrying amount of goodwill by reportable segments, resulting primarily from business combinations (see “Note 4 - Business Combinations”) during the first nine months of fiscal 2008, were (in thousands):

	Metals Recycling Business (“MRB”)	Auto Parts Business (“APB”)	Total
Balance as of August 31, 2007	$152,144	$124,939	$277,083
Foreign currency translation adjustment	—	1,061	1,061
Purchase accounting adjustments	(643)	—	(643)
Acquisitions	18,701	2,596	21,297

Balance as of May 31, 2008	$170,202	$128,596	$298,798

The gross carrying amount and accumulated amortization of the Company’s identifiable intangible assets were (in thousands):

		May 31, 2008		August 31, 2007
	Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	Indefinite	$1,722	$—	$1,722	$—
Tradenames	5 - 6	507	(126)	398	(60)
Covenants not to compete	3 - 10	14,540	(6,358)	11,239	(4,426)
Leasehold interests	4 - 26	1,550	(367)	1,550	(264)
Lease termination fee	15	200	(174)	200	(169)
Supply contracts	5	3,214	(914)	1,877	(488)
Permits and Licenses	Indefinite	361	—	361	—
Land options	Indefinite	150	—	150	—

		$22,244	$(7,939)	$17,497	$(5,407)

Intangible assets with finite useful lives are amortized over their useful lives using methods that reflect the pattern over which the economic benefits are expected to be consumed or on a straight-line basis based on estimated lives. Amortization expense for identifiable intangible assets for the three and nine months ended May 31, 2008 was $1 million and $3 million, respectively. Amortization expense related to intangible assets for the three and nine months ended May 31, 2007 was $1 million and $2 million, respectively. Amortization expense projected for the next five fiscal years is (in thousands):

Fiscal Year	Estimated Amortization Expense
2009	$3,375
2010	3,088
2011	1,993
2012	1,202
2013	442

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

SCHNITZER STEEL INDUSTRIES, INC.

Changes in the Company’s environmental liabilities for the first nine months of fiscal 2008 were (in thousands):

Reporting Segment	Beginning Balance 9/1/2007	Liabilities Established (1) (Released)	Payments	Ending Balance 5/31/2008	Short-Term	Long-Term
Metals Recycling Business	$25,008	$2,370	$(143)	$27,235	$3,665	$23,570
Auto Parts Business	18,277	(157)	—	$18,120	553	17,567

Total	$43,285	$2,213	$(143)	$45,355	$4,218	$41,137

(1)	During the first nine months of fiscal 2008, the Company recorded $2 million in environmental liabilities in purchase accounting related to acquisitions completed during fiscal 2008.

Metals Recycling Business (“MRB”)

At May 31, 2008, MRB’s environmental liabilities consisted primarily of the reserves established in connection with the Hylebos Waterway, the Portland Harbor and various acquisitions completed in fiscal 2008, 2007 and 2006.

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

There were two phases to the remediation of the head of Hylebos Waterway. The first phase was intertidal and bank remediation, which was conducted in 2003 and early 2004. The second phase involved dredging in the head of the Hylebos Waterway, which began in July 2004. During the second phase, the Company incurred remediation costs of $16 million in fiscal 2005. The Company’s cost estimates were based on the assumption that dredge removal of contaminated sediments would be accomplished within one dredge season, from July 2004 to February 2005. However, due to a variety of factors, including dredge contractor operational issues and other dredge related delays, the dredging was not completed during the first dredge season. As a result, the Company recorded additional environmental charges of $14 million in fiscal 2005, primarily to account for the additional estimated costs to complete this work during a second dredging season. The Company and the Other Party also incurred additional remediation costs of $7 million during fiscal 2006. The Company and the Other Party filed a complaint in the U.S. District Court for the Western District of Washington at Tacoma against the dredge contractor to recover damages and a significant portion of cost overruns incurred in the second dredging season to complete the project. Following a trial that concluded in February 2007, a jury awarded the Company and the Other Party damages in the amount of $6 million. The judgment has been appealed by the dredge contractor, and enforcement of the judgment is stayed pending the appeal. No accrual or reduction of liabilities will be recorded until all legal options have been resolved and the award is certain and deemed collectible. The Company and the Other Party also pursued settlement negotiations with and a legal action against other PRPs and recovered additional amounts. As of May 31, 2008, environmental liabilities for the Hylebos Waterway aggregated $4 million.

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

SCHNITZER STEEL INDUSTRIES, INC.

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

Other Metals Recycling Business Sites

The Company performs environmental due diligence investigations in connection with its acquisitions. As a result of these investigations, the Company has identified certain environmental risks at various sites and accrued for its share of the estimated costs to remediate these risks. These liabilities were recorded as part of purchase accounting for the acquisitions and are evaluated quarterly according to Company policy. No environmental compliance proceedings are pending with respect to any of these sites. As of May 31, 2008 and August 31, 2007, environmental liabilities for these sites aggregated $22 million and $20 million, respectively. The Company’s environmental liabilities also include amounts for potential future clean-up of other sites at which the Company or its subsidiaries have conducted business or allegedly disposed of other materials.

Auto Parts Business (“APB”)

The Company has completed various acquisitions of businesses within the APB segment. At the time of each acquisition, the Company conducted environmental due diligence investigations related to locations involved in the acquisitions and recorded a liability for the estimated cost to address any environmental matters identified as a result of these investigations. The liability is evaluated quarterly according to Company policy. At May 31, 2008 and August 31, 2007, environmental liabilities for APB aggregated $18 million. No environmental enforcement proceedings are pending with respect to any of these locations.

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

SCHNITZER STEEL INDUSTRIES, INC.

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

Note 7 - Short-Term Borrowings

The Company’s short-term borrowings consist primarily of an unsecured credit line, which was increased by $5 million, to $25 million, on March 1, 2008. The term of this credit facility was also extended to March 1, 2009. Interest rates on outstanding indebtedness under the unsecured line of credit are set by the bank at the time of borrowing. The credit available under this agreement is uncommitted, and as of May 31, 2008 and August 31, 2007 the Company had $24 million and $20 million, respectively, outstanding under this agreement. The credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of May 31, 2008, the Company was in compliance with all such covenants.

SCHNITZER STEEL INDUSTRIES, INC.

Note 8 - Long-Term Debt

In July 2007, the Company amended its unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The revised agreement provides for a five-year, $450 million revolving credit facility maturing in July 2012. Interest rates on outstanding indebtedness under the amended agreement are based, at the Company’s option, on either the London Interbank Offered Rate (“LIBOR”) plus a spread of between 0.50% and 1.00%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.10% and 0.25% based on a pricing grid tied to the Company’s leverage ratio. As of May 31, 2008 and August 31, 2007 the Company had borrowings outstanding under the credit facility of $206 million and $115 million, respectively.

The bank credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of May 31, 2008 the Company was in compliance with all such covenants.

As of May 31, 2008 the Company leased equipment under capital lease agreements that expire at various dates through November 2014. Additionally, as of May 31, 2008 and August 31, 2007, the Company had $8 million of long-term bonded indebtedness that matures in January 2021.

Note 9 - Related Party Transactions

The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $16 million and $6 million in the third quarter of fiscal 2008 and 2007, respectively, and $29 million and $13 million for the first nine months of fiscal 2008 and 2007, respectively.

Gary Schnitzer, Gregory Schnitzer and Joshua Philip, each a member of the Schnitzer family, are employed by the Company. For the three and nine months ended May 31, 2008, these members of the Schnitzer family collectively earned total compensation of $571,000 and $1 million, respectively, compared to $596,000, and $1 million for the three and nine months ended May 31, 2007.

Note 10 - Share-based Compensation

The Company recognized $12 million and $18 million in the aggregate, for share-based compensation expense for the three and nine months ended May 31, 2008, respectively, compared to $2 million and $5 million for the three and nine months ended May 31, 2007, respectively. A detailed description of the awards under the Company’s 1993 Stock Incentive Plan and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007.

Fiscal 2008-2010 Long-Term Incentive Awards

On October 31, 2007, the Company’s Compensation Committee approved performance-based awards under the Company’s 1993 Stock Incentive Plan (“the Plan”) and the entry by the Company into Long-Term Incentive Award Agreements evidencing the award of these performance shares. The Compensation Committee established performance targets based on the Company’s average growth in earnings per share (weighted at 50%) and the Company’s average return on capital employed (weighted at 50%) for the three years of the performance period, with award payouts ranging from a threshold of 50% to a maximum of 200% for each portion of the target awards. A participant generally must be employed by the Company on the October 31 following the end of the performance period to receive an award payout, although adjusted awards will be paid if employment terminates earlier on account of death, disability, retirement, termination without cause after the first year of the performance period or on a sale of the Company. Awards will be paid in Class A common stock as soon as practicable after October 31 following the end of the performance period. The grant date for the fiscal 2008 – 2010 performance-based awards was December 14, 2007, the date on which the awards were communicated to the participants. The Company recognized $600,000 and $1 million in compensation expense for the fiscal 2008 – 2010 performance-based awards during the three and nine months ended May 31, 2008.

SCHNITZER STEEL INDUSTRIES, INC.

Deferred Stock Units

On January 30, 2008, each of the Company’s non-employee directors received a DSU award equal to $87,500 ($131,250 for the Chairman of the Board) divided by the closing market price of the Class A common stock on January 30, 2008. The total number of DSUs granted on January 30, 2008 was 16,406 shares. The DSUs will become fully vested on the day before the 2009 annual meeting, subject to continued Board service. On April 29, 2008, the Compensation Committee revised the compensation structure for its non-employee directors, including the amount of the annual DSU awards to be granted to each director. In connection with the adoption of the revised compensation structure, the Company granted a one time DSU award to each non-employee director equal to $32,500 ($48,750 for the Chairman of the Board) divided by the closing market price of the Class A common stock on April 29, 2008. The total number of DSU awards granted on April 29, 2008 was 3,950 shares. These shares will become fully vested on the day before the 2009 annual meeting, subject to continued Board service. For the three and nine months ended May 31, 2008, the Company recognized $304,000 and $825,000, respectively, for compensation expense related to all outstanding DSU awards, compared to $283,000 and $850,000, for the same periods in the prior year.

Annual Incentive Plan Shares

The Company has established an annual incentive plan for certain executives that provides for incentive compensation to be paid based on achievement of their fiscal year 2008 performance goals and the Company’s financial results. If the executive’s aggregate incentive compensation exceeds a specified threshold, the portion above the threshold is to be paid in Class A common stock, which is treated as a liability-classified award during the performance period in accordance with SFAS No. 123(R), “Share-Based Payment.” The Company’s financial and operating results during the third quarter of fiscal 2008 were such that the Company expects to exceed the specified threshold, and as a result, for the three and nine month period ended May 31, 2008, the Company recognized $8 million of liabilities and compensation expense in connection with the annual incentive plan. As of May 31, 2008, this liability was equivalent to 80,000 shares of the Company’s Class A common stock based on the closing stock price on that date.

Note 11 - Employee Benefits

The Company and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees. These plans include a defined benefit plan, a supplemental executive retirement benefit plan (“SERBP”), defined contribution plans, and multi-employer pension plans. These plans are more fully described in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007. The components of the defined benefit plan costs for the three and nine months ended May 31, 2008 and 2007, were (in thousands):

	Defined Benefit Plan
	For the Three Months Ended		For the Nine Months Ended
	5/31/2008	5/31/2007	5/31/2008	5/31/2007
Interest cost	$186	$192	$557	$576
Expected return on plan assets	(244)	(231)	(732)	(693)
Recognized actuarial loss	22	38	65	114

Net periodic pension benefit	$(36)	$(1)	$(110)	$(3)

SCHNITZER STEEL INDUSTRIES, INC.

The components of the SERBP costs for the three and nine months ended May 31, 2008 and 2007 were (in thousands):

	SERBP
	For the Three Months Ended		For the Nine Months Ended
	5/31/2008	5/31/2007	5/31/2008	5/31/2007
Service cost	$11	$10	$32	$30
Interest cost	30	28	90	84
Recognized actuarial gain	(6)	(5)	(19)	(15)

Net periodic pension cost	$35	$33	$103	$99

Defined Benefit Plans

Due to the Company’s decision to freeze benefits as of June 30, 2006, the Company did not make contributions to the defined benefit plan during the three and nine months ended May 31, 2008 and 2007 and does not expect to make contributions during the remainder of fiscal 2008. The need for future contributions will be evaluated periodically and will be determined by a number of factors, including market investment returns and interest rates.

Multiemployer Pension Plans

In accordance with collective bargaining agreements, the Company contributes to multi-employer pension plans. Company contributions to the multi-employer plans were $1 million and $3 million for the three and nine months ended May 31, 2008, respectively, which was consistent with the same periods in the prior year.

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

Defined Contribution Plans

The Company has several defined contribution plans covering non-union employees. Company contributions to the defined contribution plans were $2 million and $5 million for the three and nine months ended May 31, 2008, respectively, and $2 million and $4 million for the three and nine months ended May 31, 2007, respectively.

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

SCHNITZER STEEL INDUSTRIES, INC.

The following is a summary of the Company’s total assets (in thousands):

	May 31, 2008	August 31, 2007
Metals Recycling Business	$1,118,362	$905,666
Auto Parts Business	254,286	239,280
Steel Manufacturing Business	352,813	308,846

Total segment assets	1,725,461	1,453,792
Corporate and eliminations	(275,206)	(302,378)

Total assets	$1,450,255	$1,151,414

The table below illustrates the Company’s operating results by segment for the three and nine months ended May 31, 2008 and 2007, respectively (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	5/31/2008	5/31/2007	5/31/2008	5/31/2007
Revenues:
Metals Recycling Business	$810,420	$586,990	$1,888,449	$1,473,595
Auto Parts Business	100,641	71,439	250,137	192,032
Steel Manufacturing Business	167,668	112,464	420,856	307,448

Segment revenue	1,078,729	770,893	2,559,442	1,973,075
Intersegment eliminations	(106,588)	(61,444)	(231,931)	(149,329)

Total revenues	$972,141	$709,449	$2,327,511	$1,823,746

Depreciation and amortization:
Metals Recycling Business	$7,752	$5,784	$21,781	$15,271
Auto Parts Business	1,895	1,953	5,678	5,929
Steel Manufacturing Business	2,847	2,421	8,240	6,307

Segment depreciation and amortization	12,494	10,158	35,699	27,507
Corporate	636	262	1,644	1,283

Total depreciation and amortization	$13,130	$10,420	$37,343	$28,790

Reconciliation of the Company’s segment operating income to income before income taxes and minority interest is:

Metals Recycling Business	$93,516	$54,962	$175,093	$119,561
Auto Parts Business	16,720	10,220	30,474	19,022
Steel Manufacturing Business	22,767	17,565	50,276	44,834

Segment operating income	133,003	82,747	255,843	183,417
Corporate and eliminations	(30,712)	(12,977)	(53,387)	(32,806)

Total operating income	102,291	69,770	202,456	150,611
Other income (expense)	(828)	(1,660)	(5,114)	(3,626)

Total income before taxes and minority interests	$101,463	$68,110	$197,342	$146,985

Note 13 - Income Taxes

The effective tax rates for the three and nine months ended May 31, 2008 were 38.1% and 36.9%, respectively, compared to 34.6% and 35.3% for the same periods in the prior year. The increase in the effective tax rates was principally due to a projected increase in nondeductible officers’ compensation as a result of the Company’s improved financial and operating performance.

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

The adoption of FIN 48 resulted in a $3 million increase in unrecognized tax benefits, partially offset by a $2 million increase in deferred tax assets. The cumulative effect was a $1 million decrease in retained earnings as of September 1, 2007. Upon adoption, the balance in the reserve for unrecognized tax benefits totaled $5

SCHNITZER STEEL INDUSTRIES, INC.

million, including interest and penalties, representing the aggregate tax effect of differences between tax return positions and the benefits recognized in the financial statements. Recognition of those benefits would reduce income tax expense by $3 million. As of May 31, 2008, the Company had $7 million of unrecognized tax benefits. The Company does not anticipate any material changes to the reserve within the next 12 months.

The Company files Federal and state income tax returns in the United States and foreign tax returns in Korea and Canada. The Federal statute of limitations has expired for fiscal years 2003 and prior. With limited and insignificant exceptions, the Company is no longer subject to state or foreign tax examinations for years before fiscal 2003. The Company is not currently under examination in any of its major tax jurisdictions. The reserves for tax-related interest and penalties were $1 million as of the September 1, 2007 implementation date of FIN 48 and $1 million as of May 31, 2008. It is the Company’s policy to record tax-related penalties and interest in income tax expense.

Deferred income taxes reflect the differences between the financial reporting and tax basis of assets and liabilities, based on enacted tax laws and statutory tax rates. Tax credits are recognized as a reduction of income tax expense in the year the credit arises. The Company periodically reviews its deferred tax assets to assess whether a valuation allowance is necessary. A valuation allowance is established to reduce deferred tax assets, including tax credits and net operating loss carryforwards, when it is more likely than not that they will not be realized. No valuation allowance was required as of May 31, 2008 or August 31, 2007.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a discussion of the Company’s operations for the third quarter and first nine months of fiscal 2008 and 2007. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the results of operations and financial condition of Schnitzer Steel Industries, Inc. (the “Company”) and should be read in conjunction with the Company’s 2007 Form 10-K and the Unaudited Condensed Consolidated Financial Statements and the related notes thereto included elsewhere in this Form 10-Q.

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

General

Founded in 1906, Schnitzer Steel Industries, Inc., an Oregon corporation, is currently one of the largest recyclers of ferrous and nonferrous metals in the United States, a leading recycler of used and salvaged vehicles and a manufacturer of finished steel products.

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

SCHNITZER STEEL INDUSTRIES, INC.

The Company’s results of operations depend in large part on demand and prices for recycled metal in global markets and steel products in the western United States, as well as freight rates and the availability of transportation. The Company’s deep water port facilities on both the West and East coasts of the United States and in Hawaii allow the Company to take advantage of the increasing demand for recycled metal by steel manufacturers located in Europe, Asia, Mexico and the Mediterranean. The Company’s processing facilities in the southeastern United States also provide access to the automobile and steel manufacturing industries in that region. Market prices for recycled ferrous and nonferrous metal fluctuate periodically, but have generally increased over the past three years. These higher prices have had a significant impact on the results of all three operating segments.

Executive Overview of Quarterly Results

During the quarter ended May 31, 2008, the Company continued to benefit from the high sales prices for all of its steel and scrap metal products as it achieved record quarterly revenues, operating income and net income in each of its operating segments. These increases were driven by continued strong worldwide demand for steel and recycled scrap metal products, which resulted in prices for steel and scrap metal reaching unprecedented levels. The increases were also driven by the Company’s ongoing focus on increasing throughput in all three of its operating divisions.

The Company generated consolidated revenues of $972 million for the third quarter of fiscal 2008, an increase of $263 million, or 37%, from $709 million in the third quarter of fiscal 2007. Consolidated operating income for the third quarter of fiscal 2008 increased $33 million, or 46.6%, to $102 million. Net income for the quarter ended May 31, 2008 was $62 million, an increase of $18 million, or 41%, compared to net income of $44 million for the quarter ended May 31 2007. Diluted net income per share for the quarter was $2.14, a 46% increase over the third quarter of fiscal 2007.

MRB revenues increased by $223 million, or 38%, in the third quarter of fiscal 2008 compared to the same period in the prior year. This included a $198 million, or 42%, increase in ferrous revenues and a $25 million, or 22%, increase in nonferrous revenues. The increase in ferrous revenues was driven by a 57% increase in the average net selling price for processed ferrous and a 43% increase in the average net selling price for ferrous trading, which was partially offset by a 58% decrease in ferrous trading volumes, primarily due to the Company’s focus on higher margin processed ferrous operations. The increase in nonferrous revenues was driven by a 19% increase in pounds sold and a 2% increase in the average net selling price, which were primarily the result of the incremental impact of capacity growth during fiscal 2007 and the first nine months of fiscal 2008. Operating income for MRB was $94 million, or 11.5% of revenues, for the third quarter of fiscal 2008, compared to $55 million, or 9.4% of revenues, for the same period in fiscal 2007. The $39 million increase in operating income reflects the impact of higher ferrous and nonferrous selling prices and higher processed ferrous and nonferrous volumes that were partially offset by higher raw material costs and lower ferrous trading volumes. In addition, the increase in operating income was partially offset by an $8 million increase in selling, general and administrative (“SG&A”) expenses, consisting primarily of a $5 million increase in compensation related expenses, including annual incentive expense, resulting from the Company’s improved financial and operating performance and increased headcount resulting from the incremental capacity growth experienced during fiscal 2007 and the first nine months of fiscal 2008, a $1 million increase in share-based compensation expense and a $1 million increase in professional service costs.

APB revenues increased by $29 million, or 41%, in the third quarter of fiscal 2008 compared to the same period in the prior year. The increase was driven by a $15 million, or 98%, increase in scrap vehicle revenue due to higher sales volumes and prices, a $10 million, or 81%, increase in core revenue due to higher sales volumes and prices and a $5 million, or 11%, increase in parts revenue, primarily as a result of higher parts sales for both the self-service and full-service businesses. Operating income for APB was $17 million, or 16.6% of revenues, compared to $10 million, or 14.3% of revenues, for the same period in fiscal 2007. The increase in operating income of $7 million, or 63.6%, reflected the impact of higher sales volumes and prices, which outpaced the increase in the cost of purchased vehicles.

SMB revenues increased by $55 million, or 49%, in the third quarter of fiscal 2008 compared to the same period in the prior year. The increase was the result of higher average net selling prices for finished steel products and higher

SCHNITZER STEEL INDUSTRIES, INC.

sales volumes. The average net selling price per ton for finished goods increased $148, or 25%, to $744 for the third quarter of fiscal 2008. Sales volumes for finished goods increased 36 thousand tons, or 20%, compared to the same period in the prior year. Operating income for SMB was $23 million, or 13.6% of revenues, compared to $18 million, or 15.6% of revenues, for the same period in fiscal 2007. The increase in operating income was primarily due to higher sales volumes and higher average net selling prices that were partially offset by increased costs for scrap metal and other raw materials.

Business Combinations

In the first nine months of fiscal 2008, the Company continued its growth strategy by completing the following acquisitions:

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

•

In February 2008, the Company acquired the remaining 50% equity interest in an auto parts business located in Nevada in exchange for its 50% ownership in land and buildings. The acquired business was previously consolidated into the Company’s financial statements because the Company maintained operating control over the entity.

These acquisitions were not material, individually or in the aggregate, to the Company’s financial position or results of operations.

Share Repurchases

Pursuant to a share repurchase program as amended in 2001 and in October 2006, the Company was authorized to repurchase up to 6.0 million shares of its Class A Common stock when management deems such repurchases to be appropriate. During the first six months of fiscal 2008, the Company repurchased an additional 445,500 shares under this program. No share repurchases were made during the quarter ended May 31, 2008. As of May 31, 2008, there were 1.7 million shares available for repurchase under existing authorizations.

SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

	For the Three Months Ended			For the Nine Months Ended
($ in thousands)	5/31/2008	5/31/2007	% Change	5/31/2008	5/31/2007	% Change
Revenues:
Metals Recycling Business	$810,420	$586,990	38%	$1,888,449	$1,473,595	28%
Auto Parts Business	100,641	71,439	41%	250,137	192,032	30%
Steel Manufacturing Business	167,668	112,464	49%	420,856	307,448	37%
Intercompany revenue eliminations	(106,588)	(61,444)	73%	(231,931)	(149,329)	55%

Total revenues	972,141	709,449	37%	2,327,511	1,823,746	28%

Cost of Goods Sold:
Metals Recycling Business	691,160	512,620	35%	1,650,130	1,303,150	27%
Auto Parts Business	65,795	47,092	40%	171,014	130,858	31%
Steel Manufacturing Business	142,816	93,190	53%	364,574	258,043	41%
Intercompany cost of goods eliminations	(101,240)	(59,166)	71%	(225,415)	(147,991)	52%

Total Cost of Goods Sold	798,531	593,736	34%	1,960,303	1,544,060	27%

Selling, General and Administrative Expense:
Metals Recycling Business	28,596	20,678	38%	69,456	54,622	27%
Auto Parts Business	18,126	14,127	28%	48,649	42,152	15%
Steel Manufacturing Business	2,085	1,709	22%	6,006	4,571	31%
Corporate	25,365	10,699	137%	46,871	31,468	49%

Total SG&A Expense	74,172	47,213	57%	170,982	132,813	29%

(Income) from MRB joint ventures	(2,853)	(1,270)	125%	(6,230)	(3,738)	67%

Operating Income:
Metals Recycling Business	93,516	54,962	70%	175,093	119,561	46%
Auto Parts Business	16,720	10,220	64%	30,474	19,022	60%
Steel Manufacturing Business	22,767	17,565	30%	50,276	44,834	12%

Total segment operating income	133,003	82,747	61%	255,843	183,417	39%
Corporate expense	(25,365)	(10,699)	137%	(46,871)	(31,466)	49%
Change in intercompany profit elimination	(5,347)	(2,278)	N/A	(6,516)	(1,340)	N/A

Total operating income	$102,291	$69,770	47%	$202,456	$150,611	34%

Revenues

Consolidated revenues increased $263 million for the third quarter of fiscal 2008 and increased $504 million for the first nine months of fiscal 2008 compared to the same periods in fiscal 2007. Revenues in the third quarter and first nine months of fiscal 2008 increased for all business segments, primarily as a result of increases in the market price of scrap metal and finished steel products, higher throughput at the Company’s processing and manufacturing facilities and the incremental impact of the businesses acquired during fiscal 2007 and the first nine months of fiscal 2008.

Operating Income

Consolidated operating income increased $33 million for the third quarter of fiscal 2008 and increased $52 million for the first nine months of fiscal 2008 compared to the same periods in fiscal 2007. The increase in operating income was primarily attributable to increases in market prices and higher sales volumes, which were partially offset by increases in the purchase costs of raw materials and consolidated SG&A expenses. As a percentage of revenues, operating income increased by 0.7% point for the third quarter and first nine months of fiscal 2008 compared to the same periods in fiscal 2007.

The increase in consolidated SG&A for the three and nine months ended May 31, 2008 was primarily due to an increase of $20 million and $28 million, respectively, in compensation related expenses, including annual incentive expense, principally due to the Company’s improved financial and operating performance and increased headcount resulting from the incremental impact of growth during fiscal 2007 and the first nine months of fiscal 2008, an increase of $2 million and $5 million, respectively, in share-based compensation expense, primarily due to an increased number of participants in and an additional year of performance share grants under the Company’s 1993 Stock Incentive Plan (“SIP”), and an increase of $3 million and $1 million, respectively, for professional service costs.

SCHNITZER STEEL INDUSTRIES, INC.

Income Tax Expense

The effective tax rates for the three and nine months ended May 31, 2008 were 38.1% and 36.9%, respectively, compared to 34.6% and 35.3% for the same periods in the prior year. The increase was principally due to a projected increase in nondeductible officers’ compensation, as a result of the Company meeting certain specified financial and operational thresholds pursuant to certain incentive compensation plans. Management does not expect the tax rate for the balance of the fiscal year to differ materially from the effective tax rate of 36.9% for the nine months ended May 31, 2008.

Financial results by segment

The Company operates its business across three reportable segments: MRB, APB and SMB. Additional financial information relating to these business segments is contained in Item 1 – Financial Statements (unaudited) – Notes to Condensed Consolidated Financial Statements, Note 12 - Segment Information.

Metals Recycling Business

	For the Three Months Ended			For the Nine Months Ended
(in thousands, except for prices)	5/31/2008	5/31/2007	% change	5/31/2008	5/31/2007	% change
Ferrous Revenues:
Processing	$594,856	$344,959	72%	$1,372,782	$883,981	55%
Trading	73,041	124,578	(41%)	180,484	296,505	(39%)
Nonferrous revenues	140,033	114,687	22%	325,797	284,612	14%
Other	2,490	2,766	(10%)	9,386	8,497	10%

Total segment revenues	810,420	586,990	38%	1,888,449	1,473,595	28%

Cost of goods sold	691,161	512,620	35%	1,650,130	1,303,150	27%
Selling, general and administrative expense	28,596	20,678	38%	69,456	54,622	27%
(Income) from joint ventures	(2,853)	(1,270)	125%	(6,230)	(3,738)	67%

Segment operating income	$93,516	$54,962	70%	$175,093	$119,561	46%

Average Ferrous Recycled Metal Sales Prices ($/LT) (1)
Domestic	$464	$293	58%	$359	$251	43%
Export	$463	$295	57%	$360	$254	42%
Average for all processing	$463	$294	57%	$360	$253	42%
Trading	$440	$308	43%	$366	$274	34%

Ferrous Processing Sales Volume (LT, in thousands)
Steel Manufacturing Business	187	185	1%	537	528	2%
Other Domestic	227	200	14%	616	530	16%

Total Domestic	414	385	8%	1,153	1,058	9%
Export	723	643	12%	2,112	1,981	7%

Total processed ferrous	1,137	1,028	11%	3,265	3,039	7%
Ferrous Trading Sales Volumes (LT, in thousands)	151	362	(58%)	435	959	(55%)

Total Ferrous Sales Volume (LT, in thousands)	1,288	1,390	(7%)	3,700	3,998	(7%)

Average Nonferrous Sales Price ($/pound) (1)	$1.07	$1.05	2%	$1.02	$1.01	1%
Nonferrous Sales Volumes (pounds, in thousands)	128,858	108,149	19%	313,945	278,017	13%

Outbound freight included in Cost of Sales (in thousands)	$77,189	$56,950	36%	$224,764	$151,615	48%

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer. LT refers to long ton which is 2,240 pounds.

Revenues

MRB revenues before intercompany eliminations increased $223 million during the quarter ended May 31, 2008, and increased $415 million during the nine months ended May 31, 2008, compared to the same periods last year. The increase over the third quarter and first nine months of the prior year was primarily attributable to higher selling prices for ferrous metals due to strong worldwide demand for scrap metal and higher ferrous processed and nonferrous volumes due to the Company’s focus on increasing throughput and the incremental impact of the capacity growth experienced during fiscal 2007 and the first nine months of fiscal 2008.

SCHNITZER STEEL INDUSTRIES, INC.

Ferrous revenues increased $198 million during the quarter ended May 31, 2008 and increased $373 million during the nine months ended May 31, 2008, compared to the same periods last year. The increase in ferrous revenues was driven primarily by higher average net selling prices that were partially offset by the decrease in trading ferrous volumes discussed below. The average net ferrous selling price increased $169 per long ton, or 57% for processed ferrous and $132 per ton, or 43% for trading ferrous for the third quarter of fiscal 2008, and increased $107 per long ton, or 42% for processed ferrous and $92 per long ton, or 34% for trading ferrous for the nine months ended May 31, 2008, compared to the same periods in the prior year.

Processed ferrous sales volumes increased 109 thousand tons and 226 thousand tons for the three and nine month period ended May 31, 2008, respectively, compared to the same periods of fiscal 2007. The increase in processed ferrous sales volumes was primarily a result of the Company’s strategy to increase volumes and maximize throughput, which is being accomplished through increased purchases of ferrous materials and increased production as a result of the Company’s investment in mega-shredders. Trading ferrous sales volumes decreased by 211 thousand tons in the third quarter and 524 thousand tons for the first nine months of fiscal 2008 compared to the same periods last year, primarily due to the Company’s focus on the higher margin processed ferrous operations and the lower quantities of scrap available for export in the Baltic Sea region.

Nonferrous revenues increased $25 million during the quarter ended May 31, 2008, and increased $41 million during the nine months ended May 31, 2008, compared to the same periods last year. The increase in nonferrous revenues was primarily driven by increased volumes. Nonferrous pounds shipped increased 21 million pounds for the third quarter and 36 million pounds for the nine months ended May 31, 2008, compared to the same periods last year. The increase in pounds shipped was primarily due to the improved recovery of nonferrous materials processed through the Company’s mega-shredders and state of the art back-end sorting systems, the higher overall volumes being processed at the Company’s facilities, greater purchases of unprocessed materials and the incremental impact of capacity growth experienced during fiscal 2007 and the first nine months of fiscal 2008. Certain nonferrous metals are a byproduct of the shredding process, and quantities available for shipment are affected by the volume of materials processed through the Company’s shredders.

Segment Operating Income

For the three and nine months ended May 31, 2008, operating income for MRB was $94 million and $175 million, an increase of 70.1% and 46.4%, respectively, over the same periods in fiscal 2007. As a percentage of revenues, operating income for the third quarter and the first nine months of fiscal 2008 was 11.5% and 9.3%, respectively, compared to 9.4% and 8.1%, for the same periods of fiscal 2007. The increase in operating income and operating income as a percentage of revenues for the third quarter and first nine months of fiscal 2008 reflects the impact of higher gross selling prices for ferrous and nonferrous metals, which outpaced the increasing costs of freight and raw materials, and increased processed ferrous and nonferrous volumes. In addition to increased costs for freight and raw materials, operating income was further offset by an increase in SG&A expenses for the three and nine months ended May 31, 2008 of $8 million and $15 million, respectively, compared to the same periods in fiscal 2007. The increase in SG&A costs for the three and nine months ended May 31, 2008 was primarily due to an increase of $5 million and $6 million, respectively, in compensation expense, including annual incentive expense, principally due to improved financial and operating results and increased headcount resulting from the incremental impact of capacity growth during fiscal 2007 and the nine months ended May 31, 2008, an increase of $1 million and $2 million, respectively, for stock based compensation expense and a $1 million increase in professional service costs for both periods.

Outlook

The Company believes the current trends in pricing will continue through the fourth quarter of fiscal 2008.

SCHNITZER STEEL INDUSTRIES, INC.

Auto Parts Business

	For the Three Months Ended			For the Nine Months Ended
($ in thousands)	5/31/2008	5/31/2007	% change	5/31/2008	5/31/2007	% change
Revenues	$100,641	$71,439	41%	$250,137	$192,032	30%
Cost of goods sold	65,795	47,092	40%	171,014	130,858	31%
Selling, general and administrative expense	18,126	14,127	28%	48,649	42,152	15%

Segment operating income	$16,720	$10,220	64%	$30,474	$19,022	60%

Revenues

APB revenues before intercompany eliminations increased $29 million during the quarter ended May 31, 2008, and increased $58 million during the nine months ended May 31, 2008, compared to the same periods last year. These increases were driven by increased sales volumes of scrapped vehicles, parts and cores and higher average selling prices for scrap and cores.

Segment Operating Income

For the three and nine months ended May 31, 2008, operating income for APB was $17 million and $30 million, an increase of 63.6% and 60.2%, respectively, compared to the same periods in fiscal 2007. As a percentage of revenues, operating income for the third quarter and first nine months of fiscal 2008 was 16.6% and 12.2%, respectively, compared to 14.3% and 9.9% of revenues, for the same periods of fiscal 2007. The increase in operating income and operating income as a percentage of revenues for the three and nine months ended May 31, 2008 reflects the impact of higher sales volumes for scrapped vehicles, parts and cores and higher selling prices for scrap and cores, which outpaced the increased cost of purchasing scrapped vehicles. Partially offsetting the increase in sales volumes and prices was a $4 million and $6 million increase in SG&A expenses for the three and nine months ended May 31, 2008, respectively, compared to the prior year. The increase in SG&A for the three and nine months ended May 31, 2008 was primarily due to an increase of $2 million and $4 million, respectively, in compensation related expenses, including performance incentive expense, principally a result of the Company’s improved financial performance and an increase of $1 million for professional services for both periods.

Steel Manufacturing Business

	For the Three Months Ended				For the Nine Months Ended
($ in thousands, except price)	5/31/2008	5/31/2007	% change	5/31/2008	5/31/2007	% change
Revenues	$167,668	$112,464	49%	$420,856	$307,448	37%
Cost of goods sold	142,816	93,190	53%	364,574	258,043	41%
Selling, general and administrative expense	2,085	1,709	22%	6,006	4,571	31%

Segment operating income	$22,767	$17,565	30%	$50,276	$44,834	12%

Finished Goods Average Sales Price ($/ton) (1)	$744	$596	25%	$658	$561	17%
Finished Steel Products Sold (tons, in thousands)	218	182	20%	594	526	13%

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

Revenues

SMB revenues increased $55 million during the quarter ended May 31, 2008, and increased $113 million during the nine months ended May 31, 2008, compared to the same periods last year. The increase over the third quarter and first nine months of the prior year was the result of higher net selling prices, due primarily to higher market prices and sales volumes for finished steel products. Average finished goods selling prices for the three and nine months ended May 31, 2008 increased $148 per ton and $97 per ton, respectively, compared to the same periods last year and contributed increased revenues of $32 million for the third quarter and $58 million for the first nine months of fiscal 2008. The increase in the average finished goods selling prices was the result of a significant reduction in imported steel caused by strong overseas demand and the weaker U.S. dollar, which created a tight supply of steel products for domestic customers. Finished goods sales volumes increased by 36 thousand tons and 68 thousand tons for the three and nine months ended May 31, 2008, respectively, compared to the same periods in the prior year due to increased production capacity resulting from capital projects completed in fiscal 2007.

SCHNITZER STEEL INDUSTRIES, INC.

Segment Operating Income

For the three and nine months ended May 31, 2008, operating income for SMB was $23 million and $50 million, an increase of 29.6% and 12.1%, respectively, compared to the same periods in fiscal 2007. The increase in operating income was due to higher selling prices and increased sales volumes, which was partially offset by higher costs for scrap and other raw materials. As a percentage of revenues, operating income for the third quarter and first nine months of fiscal 2008 was 13.6% and 11.9%, respectively, compared to 15.6% and 14.6% for the same periods in fiscal 2007. The decrease in operating income as a percentage of revenues in the third quarter of fiscal 2008 reflects the impact of a 70% increase in the cost of scrap metal, which outpaced the 25% increase in average selling price per ton, and an increase of $22 per ton in conversion costs, primarily related to higher costs for raw materials other than scrap metal. The 2.7% point decrease in operating income as a percentage of revenues for the first nine months of fiscal 2008 reflects the impact of a 53% increase in the cost of scrap metal, which outpaced the 17% increase in average selling price per ton, and an increase of $20 per ton in conversion costs, which was primarily related to higher costs for raw materials other than scrap metal. SMB acquired all of its scrap metal requirements for the first nine months of fiscal 2008 and 2007 from MRB at rates which approximate market prices.

Liquidity and Capital Resources

The Company relies on cash provided by operating activities as a primary source of liquidity, supplemented by current cash resources and existing credit facilities.

Sources and Uses of Cash

The Company had cash balances of $9 million and $13 million, at May 31, 2008 and August 31, 2007, respectively. The Company intends to use its cash balances for working capital and capital expenditure purposes.

Net cash provided by operating activities for the nine months ended May 31, 2008 was $21 million, which included net income of $122 million, the add back of $37 million of non-cash depreciation and amortization expense, a $54 million increase in accounts payable due to timing of payments and higher material costs, a $29 million increase in accrued liabilities, mainly due to an increase of $16 million in accrued income taxes and $18 million in share-based compensation expense, primarily due to an increased number of participants in and an additional year of performance share grants under the SIP. These sources of cash were partially offset by an increase in inventory of $126 million due to higher raw material costs and volumes and a $112 million increase in accounts receivable, due mainly to increased sales and timing of collections.

Net cash used in investing activities for the nine months ended May 31, 2008 was $91 million compared to $100 million for the same period in fiscal 2007. Net cash used in investing activities for the first nine months of fiscal 2008 included $57 million in capital expenditures to upgrade the Company’s equipment and infrastructure and $35 million in acquisitions that were completed in the first nine months of fiscal 2008.

Net cash provided by financing activities for the nine months ended May 31, 2008 was $66 million compared to $12 million for the same period in fiscal 2007, primarily due to a $95 million increase in net borrowings, which was partially offset by $26 million in share repurchases.

Credit Facilities

The Company has short-term borrowings consisting of an unsecured credit line, which was increased by $5 million to $25 million, on March 1, 2008. The term of this credit facility was also extended to March 1, 2009. Interest on outstanding indebtedness under the unsecured line of credit is set by the bank at the time of borrowing. The credit available under this agreement is uncommitted; the Company had $24 million and $20 million of borrowings outstanding as of May 31, 2008 and August 31, 2007, respectively.

SCHNITZER STEEL INDUSTRIES, INC.

In July 2007, the Company amended its unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The revised agreement provides for a five-year, $450 million revolving credit facility loan maturing in July 2012. Interest rates on outstanding indebtedness under the amended agreement are based, at the Company’s option, on either the London Interbank Offered Rate (“LIBOR”) plus a spread of between 0.50% and 1.00%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.10% and 0.25% based on a pricing grid tied to the Company’s leverage ratio. As of May 31, 2008 and August 31, 2007, the Company had borrowings outstanding under the credit facility of $206 million and $115 million, respectively.

The two bank credit agreements contain various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of May 31, 2008, the Company was in compliance with all such covenants.

In addition, as of May 31, 2008 and August 31, 2007, the Company had $8 million of long-term bonded indebtedness that matures in January 2021.

Capital Expenditures

Capital expenditures during the first nine months of fiscal 2008 were $57 million, compared to $65 million for the same period last year. During the first nine months of fiscal 2008, the Company continued its investment in infrastructure improvement projects, including general improvements at a number of its metals recycling facilities, enhancements to the Company’s information technology infrastructure, investments in technology to improve the recovery of nonferrous materials from the shredding process and investments to further improve efficiency and increase capacity, increase worker safety and enhance environmental systems. The Company plans to invest $30 million to $40 million in capital improvement projects for the remainder of the fiscal year. Additionally, the Company continues to explore other capital projects and acquisitions that are expected to provide productivity improvements and add shareholder value.

Share Repurchase Program

Pursuant to a share repurchase program as amended in 2001 and in October 2006, the Company was authorized to repurchase up to 6.0 million shares of its Class A Common stock when management deems such repurchases to be appropriate. During the first six months of fiscal 2008, the Company repurchased 445,500 shares under this program. No share repurchases were made during the quarter ended May 31, 2008. As of May 31, 2008, there were 1.7 million shares available for repurchase under existing authorizations.

Future Liquidity and Commitments

The Company makes contributions to a defined benefit pension plan, several defined contribution pension plans and several multi-employer pension plans. Contributions vary depending on the plan and are based on plan provisions, actuarial valuations and negotiated labor agreements. The Company expects to make contributions to its various defined contribution plans of approximately $2 million for the remainder of fiscal 2008.

Accrued environmental liabilities as of May 31, 2008 were $45 million, compared to $43 million as of August 31, 2007. The increase was due to acquisitions made during the first nine months of fiscal 2008, offset in part by spending charged against the environmental reserve during the same period. The Company expects to spend $4 million over the next twelve months related to previously accrued remediation projects.

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

Contractual Obligations

Total debt as reported in the contractual obligations table in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007 has increased $95 million to $240 million as of May 31, 2008 due to additional net borrowings, made in the ordinary course of business under the Company’s credit agreements as described above under Liquidity and Capital Resources.

Since the Company’s previous disclosure of contractual obligations and commitments, the Company has adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). The adoption of FIN 48 resulted in a reserve for unrecognized tax benefits amounting to $5 million. As of May 31, 2008, the reserve was $7 million. As of May 31, 2008, there were no material changes, other than the liability resulting from the adoption of FIN 48, outside of the ordinary course of business to the amounts disclosed in the contractual obligations table in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

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

The Company believes that the assumptions, estimates and judgments involved in the critical accounting policies and estimates described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s most recent Annual Report on Form 10-K have the most significant potential impact on the Company’s financial statements. With the adoption of FIN 48 as of September 1, 2007, the Company has added additional information to the Income Taxes critical accounting policy as described below. Actual results could differ from the estimates used by the Company in applying the critical accounting policies. The Company is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

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

SCHNITZER STEEL INDUSTRIES, INC.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 is effective 60 days following the SEC’s approval by the Public Company Accounting Oversight Board (“PCAOB”) of amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’”. The Company is currently in compliance with this standard.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their risks and impact on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective for the Company for the quarter ending February 28, 2009. Management is currently evaluating the impact of the provisions of SFAS 161.

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

See Note 6, “Environmental Liabilities and Other Contingencies” in the Notes to the Condensed Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

There have been no material changes to the Company’s risk factors reported or new risk factors identified since the filing of the Company’s 2007 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on October 29, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None

(b)	None

(c)	None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 6.	EXHIBITS

10.1*	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on May 5, 2008.)

10.2*	Instrument of Amendment to the Change in Control Severance Agreement with Tamara L. Alder (Lundgren) (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on May 5, 2008.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date: July 1, 2008	By:	/s/ John D. Carter
John D. Carter
Chief Executive Officer

Date: July 1, 2008	By:	/s/ Richard D. Peach
Richard D. Peach
Chief Financial Officer