Form 10-K
period 2008-08-31
SCHNITZER STEEL INDUSTRIES INC
filed 2008-10-28
CIK 912603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2008

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission File Number 0-22496

Schnitzer Steel Industries, Inc.

(Exact name of registrant as specified in its charter)

Oregon	93-0341923
(State of Incorporation)	(I.R.S. Employer Identification No.)

3200 N.W. Yeon Ave., Portland, OR	97210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (503) 224-9900

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, $1 par value	The NASDAQ Stock Market, LLC
(Title of Each Class)	(Name of each Exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [    ]    No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [    ]    No [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ]    No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer [ x ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller Reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ]    No [ x ]

The aggregate market value of the registrant’s voting common stock outstanding held by non-affiliates on February 29, 2008 was $1,407,135,907.

The Registrant had 21,592,444 shares of Class A Common Stock, par value of $1.00 per share, and 6,344,569 shares of Class B Common Stock, par value of $1.00 per share, outstanding at October 15, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the January 2009 Annual Meeting of Shareholders are incorporated herein by reference in Part III.

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

Forward-looking statements in this Annual Report on Form 10-K include statements regarding the Company’s expectations, intentions, beliefs and strategies regarding the future, including statements regarding trends, cyclicality, and growth in the markets the Company sells into, strategic direction, changes to manufacturing processes, the cost of compliance with environmental and other laws, liquidity positions, ability to generate cash from continuing operations, expected growth, the potential impact of adopting new accounting pronouncements, expected results including pricing, sales volume, profitability, obligations under the Company’s retirement plans, savings or additional costs from business realignment programs and the adequacy of accruals.

When used in this report, the words “believes,” “expects,” “anticipates,” “intends,” “assumes,” “estimates,” “evaluates,” “may,” “could,” “opinions,” “forecasts,” “future,” “forward,” “potential,” “probable,” and similar expressions are intended to identify forward-looking statements.

The Company may make other forward-looking statements from time to time, including in press releases and public conference calls. All forward-looking statements made by the Company are based on information available to the Company at the time the statements are made and the Company assumes no obligation to update any forward-looking statements, except as may be required by law. Actual results are subject to a number of risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in Item 1A. Risk Factors of Part I of this Form 10-K. Other examples include volatile supply and demand conditions affecting prices and volumes in the markets for both the Company’s products and raw materials it purchases; world economic conditions; world political conditions; changes in federal and state income tax laws; impact of pending or new laws and regulations regarding imports and exports into the United States and other foreign countries; foreign currency fluctuations; competition; seasonality, including weather; energy supplies; freight rates and availability of transportation; loss of key personnel; expectations regarding the Company’s compliance program; the inability to obtain sufficient quantities of scrap metal to support current orders; purchase price estimates made during acquisitions; business integration issues relating to acquisitions of businesses; credit-worthiness of and availability of credit to suppliers and customers; new accounting pronouncements; availability of capital resources; and the adverse impact of climate changes.

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  1

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

Metals Recycling Business

Business

MRB buys, collects, processes, recycles, sells, trades and brokers ferrous scrap metal (containing iron) to foreign and domestic steel producers, including SMB and nonferrous metal (not containing iron) to both domestic and export markets. MRB processes large pieces of scrap metal into smaller pieces by sorting, shearing, shredding and torching, resulting in metal processed into pieces of a size, density and purity required by customers to meet their production needs. Smaller, more homogenous pieces of processed metal are more valuable because they melt more readily and allow for more consistent processing time than larger pieces and, in the case of ferrous metal, enable steel mills to load their electric arc furnaces (“EAF”) more effectively, which reduces energy usage and shortens cycle times, thus reducing unit costs.

One of the most efficient ways to process and sort recycled metal is to use shredding systems. Currently, each of the Company’s Everett, Massachusetts; Portland, Oregon; Oakland, California; and Tacoma, Washington facilities has a mega-shredder capable of processing over 2,500 tons of metal per day. The Company’s Johnston, Rhode Island facility operates a large shredder capable of processing up to 1,500 tons of metal per day and the Kapolei, Hawaii; Anchorage, Alaska; and Concord, New Hampshire facilities operate smaller shredders. Mega-shredders, in addition to the extra production capacity, provide the ability to shred more efficiently and process a greater range of materials, including larger and thicker pieces of scrap metal. Mega-shredders are designed to provide a denser product and, in conjunction with new separation equipment, a more refined and preferable form of ferrous metal which can be more efficiently used by steel mills. The larger shredders are also able to accept more types of material, resulting in more efficient processing. Shredders can reduce autobodies, home appliances and other metal into fist-size pieces of shredded recycled metal in seconds. The shredded material is then carried by conveyor under magnetized drums that attract the recycled ferrous metal and separate it from the nonferrous metal and other residue found in the shredded material, resulting in a consistent and high quality shredded ferrous product. The remaining nonferrous metal and residue then pass through a series of mechanical and manual sorting systems designed to separate the nonferrous metal from the residue. The remaining nonferrous metal is either hand-sorted and graded before being sold or is sold as a mixed product. MRB continues to invest in nonferrous metal recovery methods in order to maximize the recoverability of valuable nonferrous metal. MRB also purchases nonferrous metal directly from industrial vendors and other suppliers and bundles this metal to sell to customers.

MRB has a global trade component of its business that purchases processed ferrous metal from metal processors operating in Russia and certain Baltic countries and sells this metal to steel mills located primarily in Europe and the Mediterranean. This component of the business was significantly reduced in fiscal 2008 due to the Company’s focus on higher margin processed ferrous and nonferrous operations and the lower quantities of scrap available for export in the Baltic region.

2  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

Products

MRB sells both ferrous and nonferrous scrap metal. The ferrous products include shredded, sheared, torched, bundled scrap metal and other purchased scrap metal. MRB also purchases, processes and sells nonferrous scrap metal, including aluminum, copper, stainless steel, nickel, brass, titanium and high temperature alloys.

Customers

MRB sells recycled metal to many long-standing foreign and domestic customers and provides substantially all of the ferrous scrap metal required by SMB.

Presented below are MRB revenues by continent for the year ended August 31 (in thousands):

	2008	% of Revenue	2007	% of Revenue	2006	% of Revenue
Asia	$1,437,850	53%	$754,996	40%	$562,492	44%
North America	917,485	34%	638,900	34%	423,967	34%
Europe	446,012	16%	608,088	32%	372,639	29%
Africa	261,503	9%	87,285	4%	47,686	4%
Sales to SMB	(328,412)	(12%)	(185,699)	(10%)	(142,296)	(11%)

Revenue from external customers	$2,734,438	100%	$1,903,570	100%	$1,264,488	100%

In 2008, MRB made sales to customers in South Korea, Taiwan, Turkey, Malaysia, Spain, India, Egypt, Mexico, Greece, Japan and other countries located in Asia and Europe. The Company made sales to customers in 15 countries in fiscal 2008, 18 countries in fiscal 2007 and 17 countries in fiscal 2006.

MRB’s five largest ferrous metal customers accounted for 37%, 25% and 23% of recycled ferrous metal revenues to unaffiliated customers in fiscal 2008, 2007 and 2006, respectively. There were no external customers that accounted for 10% or more of consolidated revenues in fiscal 2008, 2007 or 2006. Customer purchase volumes of ferrous scrap metal vary from year to year due to demand, competition, economic growth, infrastructure spending, relative currency values and other factors. Ferrous metal sales are generally denominated in United States (“U.S.”) dollars and most shipments to foreign customers are supported by letters of credit. Ferrous metal is shipped to customers by ship, railroad, barge or truck.

The following table sets forth the amount of recycled ferrous metal sold by MRB to certain groups of customers during the last three fiscal years ended August 31:

	2008		2007		2006
	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)
Foreign - processed	$1,749,369	3,211	$925,410	2,865	$533,453	2,098
Foreign - trading	185,715	444	381,066	1,212	330,296	1,272
SMB	328,412	737	185,699	705	142,296	668
Domestic - processed	327,300	805	189,678	722	125,475	523

Total recycled ferrous metal	$2,590,796	5,197	$1,681,853	5,504	$1,131,520	4,561

(1)	Revenues stated in thousands of dollars.
(2)	Volume in thousands of long tons (2,240 pounds).

MRB also sells purchased and recycled nonferrous metal to foreign and domestic customers. By continuing to improve the extraction processes used to recover nonferrous metal from the shredding process, MRB has been able to increase the supply of nonferrous product available to sell to foreign and domestic customers. Many of MRB’s industrial suppliers utilize nonferrous metal in manufacturing automobiles and auto parts.

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  3

The following table sets forth the amount of recycled nonferrous metal sold by MRB to foreign and domestic customers during the last three fiscal years ended August 31:

	2008		2007		2006
	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)
Foreign	$239,765	260,798	$193,752	209,725	$150,670	194,496
Domestic	220,874	178,672	201,985	173,361	116,103	107,114

Total recycled nonferrous metal	$460,639	439,470	$395,737	383,086	$266,773	301,610

(1)	Revenues stated in thousands of dollars.
(2)	Volume in thousands of pounds.

Markets

Domestic and foreign prices for ferrous scrap metal are generally based on prevailing market rates, which can differ by region and which are subject to market cycles that are influenced by worldwide demand from steel and other metal producers and by the availability of materials that can be processed into saleable scrap, among other factors. In recent years, worldwide demand for finished steel products has been growing at a faster rate than the available supply of recycled ferrous metal, which is one of the primary raw materials used in manufacturing steel. During this time, the demand for finished steel has been growing most rapidly in developing countries, which currently do not possess an adequate supply of raw materials to produce steel. MRB’s average net selling price per ton for recycled ferrous metal increased from $263 per ton in fiscal 2007 to $442 per ton in fiscal 2008, setting a historical fiscal year record. Export recycled ferrous metal sales contracts generally provide for shipment within 30 to 90 days after the price is agreed to which, in most cases, includes freight. MRB responds to changing price levels by adjusting scrap metal purchase prices at its recycling facilities in order to help maintain its operating income. The spread between selling prices and the cost of purchased material is subject to a number of factors, including differences in the market conditions in the domestic regions where recycled metal is acquired and the areas in the world where the processed materials are sold, market volatility from the time the selling price is agreed with the customer until the time the material is delivered and changes in the assumed costs of transportation to the buyer’s facility. MRB believes it generally benefits from rising recycled metal selling prices, which allow it to better maintain or expand both operating income and unprocessed metal flow into its facilities. However, financial results may be adversely impacted when selling prices fall more quickly than purchase price adjustments can be made or where levels of inventory on hand have an anticipated net realizable value that is below average cost.

Consolidation in the Scrap Metal Industry

The metals recycling industry has been consolidating over the last several years, primarily due to the growth in global demand for scrap metal, a high degree of fragmentation in the industry and the ability of large, well-capitalized processors to achieve competitive advantages by investing in capital improvements to improve efficiencies and lower processing costs. The Company believes that it is in a position to make reasonably priced acquisitions as a result of the Company’s balance sheet condition, cash from operations and available borrowing capacity.

Distribution

MRB delivers recycled ferrous and nonferrous metal to foreign steel customers by ship and domestically by barge, rail over the road transportation networks. Cost efficiencies are achieved by operating deep water terminal facilities at Everett, Massachusetts; Portland, Oregon; Oakland, California; Tacoma, Washington; and Providence, Rhode Island. All of MRB’s terminal facilities except for the Providence, Rhode Island facility, which is operated under a long-term lease, are owned. The Kapolei, Hawaii and Anchorage, Alaska operations ship from public docks. Additionally, because MRB owns most of the terminal facilities it operates, it is not normally subject to the same berthing delays often experienced by users of unaffiliated terminals. MRB believes that its loading costs are lower than they would be if it utilized third-party terminal facilities. From time to time MRB will enter into contracts of affreightment, which

4  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

guarantee the availability of ocean going vessels at either a fixed or variable market rate in order to manage the risks associated with ship availability and freight costs.

Sources of Unprocessed Metal

The most common forms of purchased raw metal are obsolete machinery and equipment, such as automobiles, railroad cars, railroad tracks, home appliances, waste metal from manufacturing operations, and demolition metal from buildings and other obsolete structures. This metal is acquired from suppliers who unload at MRB’s facilities, from drop boxes at a diverse base of suppliers’ industrial sites and through negotiated purchases from other large suppliers, including railroads, industrial manufacturers, automobile salvage facilities, metal dealers and individuals. The majority of MRB’s scrap metal collection and processing facilities receive raw metal via major railroad routes, waterways or major highways. Metal recycling facilities situated near unprocessed metal sellers and major transportation routes have the competitive advantage of reduced freight costs because of the significant cost of freight relative to the cost of metal. The locations of MRB’s West Coast facilities allow it to competitively purchase raw metal from the San Francisco Bay area, northwards up the West Coast to Western Canada and Alaska and to the east, including Idaho, Montana, Utah, Colorado and Nevada. The locations of the East Coast facilities provide access to sources of unprocessed metal in Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont. In the Southeastern U.S., approximately half of MRB’s ferrous and nonferrous unprocessed metal volume is purchased from industrial companies, with the remaining volume being purchased from smaller dealers and individuals. These industrial companies provide MRB with metals that are by-products of their manufacturing processes. The Southeastern U.S. has recently become an attractive location for domestic and international auto manufacturers, specifically Alabama and Georgia where MRB’s Southeastern facilities are located. With the rise of automobile manufacturing in the Southeast, automobile parts manufacturers have also established facilities in this area. The supply of scrap metal from these manufacturers can fluctuate with the levels of automotive production.

Seasonality

MRB makes a number of large recycled ferrous metal shipments to foreign steel producers each year. Control over the timing of shipments is limited by customer requirements, shipping schedules, availability of suitable vessels, metal supply and other factors. Variations in the number of shipments from quarter to quarter, often as a result of the timing of obtaining vessels, can result in significant fluctuations in quarterly revenues, earnings and inventory levels. Inclement winter weather conditions can also affect the level of raw material purchases in the Northeast region as a result of reduced levels of industrial production or interruptions in transportation services from railroads or barges, which may reduce the volume of scrap metal processed at MRB’s facilities. In addition, unusual weather conditions encountered in overseas markets may impact short-term demand for steel to support construction activities.

Backlog

On October 13, 2008, MRB had backlog orders to sell $144 million of export ferrous metal compared to $175 million on September 30, 2007.

Competition

The market for the purchase of raw scrap metal is highly competitive. MRB competes in the domestic market for the purchase of scrap metal with large, well-financed recyclers of scrap metal as well as smaller metal facilities and dealers. In general, the competitive factors impacting the purchase of scrap metal are the price offered by the purchaser and the proximity of the purchaser to the scrap metal source. MRB also competes with brokers who buy scrap metal on behalf of domestic and foreign steel mills and coordinate shipments of certain grades of processed scrap from smaller scrap dealers to foreign mills using shipping containers.

MRB competes in a global market for the sale of processed recycled metal to finished steel producers. The predominant competitive factors that impact recycled metal sales and the ability to obtain unprocessed metal are price (including shipping cost) and reliability of service, product quality and availability of scrap metal and scrap metal substitutes. The Company believes that its ability to process substantial volumes of scrap metal products, its state of

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  5

the art equipment, number of locations, access to a variety of different modes of transportation, geographic dispersion and vertically integrated operations provide it with competitive advantages.

Auto Parts Business

Business and Products

APB procures used and salvaged vehicles, primarily from tow companies, private parties, auto auctions, city contracts, and charities, and sells the used parts from these vehicles through its self-service and full-service auto parts stores, which are located across the U.S. and Western Canada. The remaining portions of the vehicles, primarily autobodies, cores (which include engines, transmissions, alternators and catalytic converters), and nonferrous materials, are sold to metal recyclers, including MRB where geographically feasible.

Customers

Self-service stores generally serve customers who are looking to obtain serviceable used auto parts at a competitive price. These customers remove the used auto parts from vehicles in inventory without the assistance of store employees. Full-service stores generally serve business or wholesale customers, typically collision and repair shops that are looking to obtain serviceable used parts at prices that are less than prices for new parts. Full-service stores retain professional staff to dismantle and inventory individual parts. Once sold, parts are pulled from inventory, cleaned, tested and delivered to the customer using APB delivery trucks and third parties. In addition, APB sells the scrap metal from end of life vehicles to MRB and third party recycling yards throughout the U.S.

APB believes that it has enhanced the Company’s competitive advantage through its proprietary technology, which is used to centrally manage and operate the geographically diverse network of stores; by applying a consistent approach to offering customers a large selection of vehicles from which to obtain parts; and by its efficient processing of autobodies. There were no external customers that accounted for 10% or more of consolidated revenues in fiscal 2008, 2007 or 2006.

APB is dedicated to supplying low-cost used auto parts to its customers. In general, management believes that the prices of parts at its self-service stores are significantly lower than those offered at full-service auto dismantlers, retail car part stores and car dealerships. Each self-service store offers an extensive selection of vehicles (including domestic and foreign cars, vans and light trucks) from which consumers can remove parts. APB regularly rotates its vehicle inventory to provide its customers greater access to a continually changing parts inventory.

APB total revenues for the year ended August 31 were (in thousands):

	2008	2007	2006
North America	$352,682	$266,354	$218,130
Sales to MRB	(48,759)	(22,209)	(14,513)

Revenues from external customers	$303,923	$244,145	$203,617

Fragmentation of the Auto Parts Industry

The auto parts industry is characterized by diverse and fragmented competition and is comprised of a large number of aftermarket and used auto part suppliers of all sizes. These companies range from large, multinational corporations, which serve both original equipment manufacturers and the aftermarket on a worldwide basis, to small, local producers which supply only a few parts for a particular car model. The auto parts industry is also characterized by a wide range of consumers as some consumers tend to demand original replacement parts, while others are price sensitive and exhibit minimal brand loyalty.

Distribution

APB sells used auto parts from each of its self-service and full-service retail stores. Upon arriving at a self-service store, a customer typically pays an admission charge and signs a liability waiver before entering the facility. When a customer finds a desired part on a vehicle, the customer removes it and pays a pre-established price for the part. The full-service

6  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

business sells its parts primarily to collision and mechanical repair shops through its sales force, which includes internal and external sales people. Once sold, parts are pulled from inventory, cleaned, tested and delivered to the customer using APB delivery trucks and third parties. In addition, the full-service business offers its customers visibility to all parts in inventory within a given region through a proprietary order management system and fulfills orders with next day delivery by running nightly transfer trucks between locations and by delivering directly to customers.

The wholesale component of APB’s business consists of core and scrap sales. Once the vehicle is removed from the customer area, certain remaining parts that can be sold wholesale are removed from the vehicle and consolidated at central facilities in California, Florida and Texas. From these facilities, the cores and scrap are sold through an auction system to a variety of wholesale buyers. Due to the larger volumes generated by this consolidation process and higher prices for nonferrous metal in fiscal 2008, APB was able to obtain increasingly higher prices for these cores.

After the core removal process is complete, the remaining autobody is crushed and sold as scrap metal in the wholesale market. During fiscal 2008, APB benefited from selling prices for ferrous and nonferrous metal which increased more rapidly than purchase costs for scrapped vehicles. In periods of declining prices, APB’s operating income could be adversely impacted if selling prices decline more rapidly than purchase price adjustments can be made or when levels of inventory on hand have an anticipated net realizable value that is below average cost. The autobodies are sold on a price per ton basis, which is subject to fluctuations in the recycled ferrous metal markets. During fiscal 2008, 2007 and 2006, APB generated revenues of $49 million, $22 million and $15 million from sales to MRB respectively, thereby making MRB the single largest customer of APB.

Marketing

APB has customized marketing initiatives that are unique to its self-service and full-service brands. The full-service brand marketing plan recognizes the role that institutional entities, such as insurance companies and consolidators, as well as local repair facilities, play in the purchasing cycle and utilizes a marketing infrastructure that addresses all levels of customers. Through market education forums, market mailer programs, participation in industry forums and local marketing initiatives, the full-service platform highlights the advantages of using recycled auto parts to the consumer.

The self-service brand marketing plan focuses on the local markets surrounding the stores and incorporates various components, including a points-based system for buying media, the use of radio to support promotional events, regularly scheduled in-store promotions and product promotion. Each store has a customized marketing calendar designed for its market and the community it serves.

APB typically seeks to locate its facilities with convenient access to major streets and in major population centers. By operating at locations that are convenient and visible to the target customer, the stores seek to become the customer’s first stop in acquiring used auto parts. Convenient locations also make it easier and less expensive for suppliers to deliver vehicles. APB has also developed a side-by-side full-service and self-service concept in one store to enhance the scope of parts available to its customers.

Sources of Vehicles

APB obtains vehicles from five primary sources: tow companies, private parties, auto auctions, city contracts and charities. APB employs car buyers who travel to vendors and bid on vehicles. APB also has a program to purchase vehicles from private parties called “Cash for Junk Cars,” which is advertised in local markets. Private parties call a toll free number and receive a quote for their vehicle. The private party can either deliver the vehicle to one of APB’s retail locations or arrange for the vehicle to be picked up. APB is also attempting to secure more vehicles at the source by contracting with additional suppliers. The full-service business also purchases damaged vehicles, reacquired vehicles and salvageable production parts from inactive test vehicles from Ford Motor Company and resells these parts through its sales network.

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  7

Competition

APB competes for the purchase of vehicles with other dismantlers, used car dealers, auto auctions and metal recyclers. APB competes in selling auto parts with other self-service and full-service auto dismantlers as well as larger well- financed retail auto parts businesses. APB’s primary domestic competitor is LKQ Corporation, which has locations throughout the U.S.

Steel Manufacturing Business

Business

SMB is a steel mini-mill that produces a wide range of finished steel products using recycled metal and other raw materials. SMB purchases substantially all of its recycled metal from MRB at rates that approximate West Coast export market prices.

Manufacturing

SMB’s melt shop includes a 108-ton capacity EAF, a ladle refining furnace and a five-strand continuous billet caster. The melt shop has enhanced steel chemistry refining capabilities, permitting the mill to produce special alloy grades of steel not currently produced by other mills on the U.S. West Coast. The melt shop produced 802,000, 762,000 and 719,000 tons of steel in the form of billets during fiscal 2008, 2007 and 2006, respectively. SMB continues to reinvest in its mini-mill to improve efficiencies in the melting process.

SMB operates two computerized rolling mills that allow for synchronized operations of the rolling mills and related equipment. The billets produced in the melt shop are reheated in two natural gas-fueled furnaces and are then hot-rolled through the two rolling mills to produce finished products. SMB has completed a number of improvement projects to both mills designed to increase the operating efficiency of each mill as well as to increase the types of products that can be competitively produced. Management continues to monitor the market for new products and, through discussions with customers, identify additional opportunities to expand its product lines and sales.

During fiscal 2008, SMB installed a new electrode control system in the EAF and new bend zone in the caster and upgraded the rod block contact water cooling in one of its rolling mills. These capital projects enabled SMB to increase melt shop production capabilities, improve billet quality from the caster and increase production and product quality. As a result of these projects, SMB believes that its annual finished goods production capacity is now nearly 800,000 tons, compared to 724,000 tons in fiscal 2007 and 698,000 tons in fiscal 2006.

Products

SMB produces rebar, coiled rebar, wire rod, merchant bar and other specialty products. Rebar is produced in either straight length steel bars or coils and used to increase the tensile strength of poured concrete. Coiled rebar is preferred by some manufacturers because it reduces the waste generated by cutting individual lengths to meet customer specifications and, therefore, improves yield. Merchant bar consists of round, flat, angle and square steel bars used by manufacturers to produce a wide variety of products, including gratings, steel floor and roof joists, safety walkways, ornamental furniture, stair railings and farm equipment. Wire rod is steel rod, delivered in coiled form, used by manufacturers to produce a variety of products such as chain link fencing, nails, wire and stucco netting.

8  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

The table below sets forth, on a revenue and volume basis, the sale of these products during the last three fiscal years ended August 31:

	2008		2007		2006
	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)
Rebar	$352,087	470,111	$272,602	451,624	$214,955	389,603
Wire rod	133,815	178,508	66,321	129,105	77,310	155,241
Coiled rebar	51,020	67,598	40,742	63,742	46,603	78,133
Merchant bar	49,324	59,565	43,584	65,578	46,243	76,145
Other products(3)	16,943	32,048	1,301	2,909	1,499	3,607

Total	$603,189	807,830	$424,550	712,958	$386,610	702,729

(1)	Revenues stated in thousands of dollars.
(2)	Volume in short tons (2,000 pounds).
(3)

Includes $17 million and $1 million in billet (unfinished steel products) revenues, which represented 32 thousand and three thousand tons sold in fiscal 2008 and 2007, respectively. There were no billet sales in fiscal 2006.

Customers

SMB’s customers are principally steel service centers, construction industry subcontractors, steel fabricators, wire drawers and major farm and wood product suppliers. During fiscal 2008, SMB sold its finished steel products to customers located primarily in the ten Western states and Canada and billets to customers in Asia. Customers in California accounted for 40% of these sales. SMB’s ten largest customers accounted for 36%, 34% and 38% of its revenues during fiscal 2008, 2007 and 2006, respectively. There were no external customers that accounted for 10% or more of consolidated revenues in fiscal 2008, 2007 or 2006.

Presented below are SMB revenues by continent for the year ended August 31, (in thousands):

	2008	2007	2006
North America	$589,287	$424,550	$386,610
Asia	13,902	—	—

Revenue from external customers	$603,189	$424,550	$386,610

Consolidation in the Steel Industry

There has been significant consolidation in the global steel industry. Within the past few years, there has been significant consolidation within the U.S. steel industry, primarily led by Arcelor Mittal, United States Steel Corporation, Nucor Corporation and Steel Dynamics, Inc. Consolidation is also taking place in Central and Eastern Europe as well as in China and other parts of Asia. Cross-border consolidation has also occurred with the aim of achieving greater efficiency and economies of scale, particularly in response to the consolidation undertaken by raw material suppliers and consumers of steel products.

Distribution

SMB sells directly from its mini-mill in McMinnville, Oregon, from its owned distribution center in El Monte, California (Los Angeles area) and from a third-party distribution center in Lathrop, California (Central California). Products are shipped from the mini-mill to the distribution centers primarily by rail. The distribution centers facilitate sales by maintaining an inventory of products close to major customers for just-in-time delivery. SMB communicates regularly with major customers to determine their anticipated needs and plans its rolling mill production schedule accordingly. Shipments to customers are made by common carrier, primarily truck or rail.

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  9

Recycled Metal Supply

SMB believes it operates the only mini-mill in the Western U.S. that obtains substantially all of its recycled metal requirements from its own affiliated metal recycling operations. This is beneficial because there have been times when regional shortages of recycled metal have caused some mills to pay higher prices for recycled metal shipped from other regions or to temporarily curtail operations. MRB is able to deliver a mix of recycled metal grades to achieve optimum efficiency in SMB’s melting operations. Because both the steel mill and major MRB facilities are located on railway routes, SMB benefits from the reduced cost of shipping recycled metal by rail.

Energy Supply

SMB needs a significant amount of electricity to run its operations, primarily its EAF. SMB purchases electricity under a long-term contract with McMinnville Water & Light (“MWL”) that expires in September 2011, which in turn relies on the Bonneville Power Administration (the “BPA”). Historically, these contracts have had favorable prices. On October 1, 2001, the BPA increased its electricity rates due to increased demand on the West Coast and lower supplies. This rate increase was in the form of a Cost Recovery Adjustment Clause (“CRAC”) added to the BPA’s contract with MWL. The CRAC is an additional monthly surcharge on selected power charges to recover costs associated with buying higher priced power during West Coast power shortages. Starting October 1, 2006, the BPA can adjust the CRAC on an annual basis instead of every six months. The CRAC for October 1, 2008 to September 30, 2009 is expected to be zero. Electricity represented 3%, 4% and 5% of SMB’s cost of goods sold in fiscal 2008, 2007 and 2006, respectively.

SMB also needs a significant amount of natural gas to run its reheat furnaces, which are used to reheat billets prior to running them through the rolling mills. SMB meets this demand through a take-or-pay natural gas contract that expires on May 31, 2011 and obligates it to purchase minimum quantities of natural gas per day through October 2010, whether or not the amount is utilized. Natural gas represented 2%, 3% and 3% of cost of goods sold in fiscal 2008, 2007 and 2006, respectively. (Refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk – Commodity Price Risk, for further detail.)

Backlog

SMB generally ships products within days after the receipt of purchase orders. As of September 30, 2008 SMB had backlog orders of $18 million, compared to $17 million as of August 31, 2007.

Competition

The mill’s primary domestic competitors for sale of finished steel products include Nucor Corporation’s manufacturing facilities in Utah and Washington and TAMCO Steel’s facility in California. In addition to domestic competition, SMB has historically competed with foreign steel producers principally located in Asia, Canada, Mexico and Central and South America, primarily in shorter length rebar and certain wire rod grades. The principal competitive factors in SMB’s market are price, product availability, quality and service. In addition, demand and the resulting level of steel imports is impacted by the value of the U.S. dollar and general economic conditions.

In the spring of 2002, the U.S. Government imposed anti-dumping and countervailing duties against wire rod products from eight foreign countries. These duties remain in effect today, are periodically reviewed and do not have a set expiration date. In July of 2007, the International Trade Commission extended existing rebar anti-dumping duties of up to 233% on imports from seven nations through 2012.

Strategic Focus

Company Growth

In fiscal 2008, the Company continued its growth strategy by completing the following acquisitions:

•	In September 2007, the Company acquired a mobile metals recycling business that provides additional sources of scrap metal to the Everett, Massachusetts facility.
•	The Company acquired two metals recycling businesses in November 2007 and one metals recycling business in February 2008 that expanded the Company’s presence in the Southeastern U.S.

10  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

•

In February 2008, the Company acquired the remaining 50% equity interest in an auto parts business located in Nevada in exchange for its 50% interest in the land and buildings owned by the business. The acquired business was previously consolidated into the Company’s financial statements because the Company maintained operating control over the entity.

•	In August 2008, the Company acquired a self-service used auto parts business with three locations in the Southern U.S.

These acquisitions were not material, individually or in the aggregate, to the Company’s financial position or results of operations.

The Company intends to continue to focus on growth through value-creating acquisitions and will pursue acquisition opportunities it believes will create shareholder value and earn after-tax income in excess of its cost of capital. With the Company’s historically strong balance sheet, cash flows from operations and available borrowing capacity, the Company believes it is in an attractive position to complete reasonably priced acquisitions fitting the Company’s long-term strategic plans.

Processing and Manufacturing Technology Improvements

The Company aims to be an efficient and competitive producer of both recycled metal and finished steel products in order to maximize the operating income for both operations. To meet this objective, the Company has historically focused on, and will continue to emphasize, the cost effective purchasing of and efficient processing of scrap metal. During fiscal 2008, 2007 and 2006, the Company spent $84 million, $81 million and $87 million, respectively, on capital improvements. These capital expenditures primarily reflect the Company’s significant investments in modern equipment to improve the efficiency and the capabilities of its businesses and to further maximize economies of scale. The capital expenditures in fiscal 2008 included significant enhancements to the Company’s information technology infrastructure, further investments in technology to improve the recovery of nonferrous materials from the shredding process, establishment of additional nonferrous collection facilities, improvements to the Company’s marine shipping infrastructure and further investments to improve efficiency, increase worker safety and enhance environmental systems. In addition, the Company completed improvements to its EAF and rolling mills that enhanced production capabilities and product quality. The Company believes these investments will provide future returns in excess of its cost of capital and will create value for its shareholders.

Capital projects in fiscal 2009 are expected to include material handling and processing equipment, enhancements to the Company’s information technology infrastructure, improvements to the facilities’ environmental and safety infrastructure, continued investments in technology to improve the recovery of nonferrous materials from the shredding process and dock replacement. The Company believes these investments will provide future returns in excess of its cost of capital and will create value for its shareholders.

Environmental Compliance

Compliance with environmental laws and regulations is a significant factor in the Company’s business operations. The Company’s businesses are subject to extensive local, state and federal environmental protection, health, safety and transportation laws and regulations relating to, among others:

•	The Environmental Protection Agency (“EPA”);
•	Remediation under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”);
•	The discharge of materials and emissions into the air;
•	The remediation of soil and groundwater contamination;
•	The management and treatment of wastewater and storm water;
•	The treatment, handling and disposal of solid hazardous and Toxic Substances Control Act (“TSCA”) waste; and
•	The protection of the Company’s employee health and safety.

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  11

These environmental laws regulate, among other things, the release and discharge of hazardous materials into the air, water and ground; exposure to hazardous materials; and the identification, treatment and disposal of hazardous materials. Environmental legislation and regulations have changed rapidly in recent years, and it is likely that the Company will be subject to even more stringent environmental standards in the future and will be required to make additional expenditures, which could be significant, relating to environmental matters on an ongoing basis. In fiscal 2008 and 2007, the expenditures incurred to comply with environmental regulations were immaterial.

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

Employees

As of October 15, 2008, the Company had approximately 3,669 full-time employees, consisting of 1,524 employees at MRB, 548 employees at SMB, 1,455 employees at APB and 142 corporate administrative employees. Of these employees, 1,013 were covered by collective bargaining agreements with the Company’s twenty unions. The SMB contract with the United Steelworkers of America (“USA”) covers 400 of these employees. This contract was successfully agreed to in June 2008 and will expire in April, 2011. The Company believes that in general its labor relations are good.

Available Information

The Company’s internet address is www.schnitzersteel.com. The Company makes all filings with the Securities and Exchange Commission (“SEC”) available on its website, free of charge, under the caption “Investor Relations – SEC Filings.” Included in these filings are annual reports on form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, which are available as soon as reasonably practicable after electronically filing with or furnishing such materials to the SEC pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934.

The public may read and copy any materials that are filed with the SEC at the SEC’s Public Reference Room located at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of reports on its website, www.sec.gov.

12  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

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

Risks Relating to the Company’s Businesses

The Company operates in industries that are cyclical and where demand can be volatile, which could have a material adverse effect on the Company’s results of operations and financial condition.

MRB operates in industries that are cyclical in nature. The timing and magnitude of these industry cycles are difficult to predict. Purchase prices for autobodies and scrap metal and selling prices for scrap and recycled metal are volatile and beyond the Company’s control. While the Company attempts to respond to changing recycled metal selling prices through adjustments to its metal purchase prices, the Company’s ability to do so is limited by competitive and other market factors. A significant reduction in selling prices for recycled metal may adversely impact both the Company’s operating income and its ability to recover purchase costs from end customers. A decline in market prices for recycled metal between the date of the sales order and shipment of the product may impact the customer’s ability to obtain letters of credit to cover the full sales amount. A decline in selling prices for scrap metal or a customer’s failure to meet their contractual obligations may also result in a net realizable value adjustment to the average cost of inventory to reflect the lower of cost or market. Additionally, changing prices could potentially impact the volume of scrap metal available to the Company, the volume of processed metal sold by the Company and inventory levels. The cyclical nature of the Company’s businesses tends to reflect and be amplified by changes in general economic conditions, both domestically and internationally. For example, during recessions, the automobile and construction industries typically experience cutbacks in production, resulting in decreased demand for steel, copper and aluminum. This can lead to significant decreases in demand and pricing for the Company’s recycled metal and finished steel products.

During uncertain economic conditions customers may be unable to fulfill their contractual obligations.

The Company enters into export ferrous processing sales contracts preceded by negotiations that include fixing a price, quantities, other contractual elements and shipping terms. Upon finalization of these terms and satisfactory completion of other contractual contingencies by the Company, the customer typically opens a letter of credit to satisfy its obligation under the contract prior to shipment of the cargo by the Company. Although not considered normal course of business, during uncertain economic conditions, the Company is at risk on consummating the transaction until successful completion of the letter of credit. As a result, the customer may not be able to fulfill its obligation under the contract in times of illiquid market conditions.

MRB is affected by seasonal fluctuations.

MRB generally experiences seasonal fluctuations in business in the winter months when inclement weather conditions can impact the level of raw material purchases as a result of reduced levels of industrial production or interruptions in transportation from railroads or barges, which may reduce the volume of material processed at MRB’s facilities. Protracted periods of inclement weather could have a material adverse affect on the Company’s results of operations and financial condition.

The principal markets served by the Company are highly competitive.

Many factors influence the Company’s competitive position, including product differentiation, geographic location, contract terms, business practices, customer service and cost reductions through improved efficiencies. Consolidation within the different industries in which the Company operates has increased the size of some of the Company’s competitors, some of which have used their financial resources to achieve competitive advantages by investing in capital improvements to improve efficiencies, achieve economies of scale and lower operating costs. An increase in

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  13

competition or the Company’s inability to remain competitive could have a material adverse effect on the Company’s results of operations and financial condition.

Fluctuations in the value of the U.S. dollar relative to other currencies could adversely affect the Company’s ability to price its products competitively.

A significant portion of MRB’s revenues and operating income earned is generated from sales to foreign customers, including customers located in Asian and Mediterranean countries. A strong U.S. dollar would make the Company’s products more expensive for non-U.S. customers, which could negatively impact export sales. A strong U.S. dollar also would make imported metal products less expensive, resulting in an increase in imports of scrap metal, scrap substitutes and steel products into the U.S. As a result, the Company’s products, which are made in the U.S., may become more expensive relative to imported raw metal and steel products, which could have a material adverse effect on the Company’s results of operations and financial condition.

The Company’s ability to deliver products to customers and the cost of shipping and handling may be affected by circumstances over which the Company has no control.

MRB and SMB often rely on third parties to handle and transport their raw materials to their production facilities and finished products to end users. Due to factors beyond the Company’s control, including changes in fuel prices, political events, governmental regulation of transportation, changes in market rates, carrier availability and disruptions in transportation infrastructure, the Company may not be able to transport its products in a timely and cost-effective manner, which could have a material adverse effect on the Company’s results of operations and financial condition. For example, increases in freight costs could negatively impact profitability. In addition, the Company’s failure to deliver products in a timely manner could have a material adverse effect on the Company’s results of operations and financial condition and harm its reputation.

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

Approximately 28% of the Company’s full-time employees are represented by unions under collective bargaining agreements. As these agreements expire, the Company may not be able to negotiate extensions or replacements of such agreements on terms acceptable to the Company. Any failure to reach an agreement with one of the Company’s unions may result in strikes, lockouts or other labor actions. Any such labor actions, including work slowdowns or stoppages, could have a material adverse effect on the Company’s operations.

The cost and availability of electricity and natural gas are subject to volatile market conditions.

The Company’s facilities are significant consumers of electricity and natural gas. The Company relies on third parties for its supply of energy resources consumed in the manufacture of its products. The prices for and availability of

14  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

electricity, natural gas, oil and other energy resources are subject to volatile market conditions. These market conditions can be affected by weather conditions, as well as political and economic factors that are beyond the Company’s control. Disruptions in the supply of the Company’s energy resources could impair its ability to manufacture its products for its customers and could result in increases in the Company’s energy costs, which could have a material adverse effect on its results of operations and financial condition.

The Company may not be able to successfully integrate future acquisitions.

The Company has completed a number of recent acquisitions and expects to continue making acquisitions of, and strategic alliances with, complementary businesses and investments in technologies to enable the Company to add products and services that enhance the Company’s customer base and related markets. Execution of this strategy involves a number of risks, including:

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

The Company uses information technology systems in various aspects of the Company’s operations, including, but not limited to, the management of inventories, processing costs and customer sales, some of which is provided by third parties. If the providers of these systems terminate their relationships with the Company, or if the Company decides to switch providers or to implement its own systems, it may suffer disruptions, which could have a material adverse effect on its results of operations and financial condition. In addition, the Company may underestimate the costs and expenses of switching providers or developing and implementing its own systems.

The Company could be subject to product liability claims.

The Company has some exposure from radioactive scrap that could inadvertently end up in mixed scrap shipped to consumers worldwide. The Company has invested in radiation detection equipment. However, the possibility still exists of potential failure in detection. The successful assertion of any such claim related to radiation contamination in the Company’s products could have a material adverse effect on the Company’s results of operations and financial condition.

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  15

If Chinese steel production substantially exceeds local demand, it may result in the export of significant excess quantities of steel products.

Chinese economic expansion has affected the availability and increased the price volatility of recycled metal and steel products. Expansions and contractions in the Chinese economy can significantly affect the price of commodities used and sold by the Company, as well as the price of finished steel products. If expanding Chinese steel production significantly exceeds local consumption, exports of steel products from China could increase, resulting in lower volumes and selling prices for SMB’s steel products. Any resulting disruptions in foreign markets may encourage importers to target the U.S. with excess capacity at aggressive prices and existing trade laws and regulations may be inadequate to prevent unfair trade practices, which could have a material adverse effect on the Company’s results of operations and financial condition.

Increases in fuel cost may decrease demand for the Company’s auto parts.

In times of rapid increases in crude oil and gasoline prices, motorists may reduce the amount of travel and mileage driven. As the economy slows, consumer confidence weakens and fuel costs become a more significant factor in buying decisions. Over time, reduced driving leads to fewer accidents and consequently lower demand for replacement parts, which may impact APB’s parts sales.

The Company is subject to environmental regulations and environmental risks which could result in significant environmental compliance costs and environmental liability.

Compliance with environmental laws and regulations is a significant factor in the Company’s business. The Company is subject to local, state and federal environmental laws and regulations in the U.S. and other countries relating to, among other matters:

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

16  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

shipment of recycled metal to customers in those countries. There can be no assurance that future approvals, licenses and permits will be granted or that the Company will be able to maintain and renew the approvals, licenses and permits it currently holds, and failure to do so could have a material adverse effect on the Company’s results of operations and financial condition.

The Company’s properties are located in areas that may be subject to potential natural or other disasters.

Some of our operating facilities are located in areas that may be subject to natural disasters. In addition, many of our properties, including our deep water export facilities, are located in coastal regions and therefore could be affected by any future increases in sea levels, earthquakes, or the frequency or severity of hurricanes and tropical storms, whether such increases are caused by global climate changes or other factors. The inability to operate certain of the Company’s facilities and the inability to ship from the Company’s ports could have a material adverse effect on the Company’s results of operations and financial condition.

Risks associated with climate change and greenhouse gas emission limitations.

Concern over climate change, including the impact of global warming, has led to significant U.S. and international regulatory and legislative initiatives to limit greenhouse gas (“GHG”) emissions. In the past few years the U.S. Congress has considered various bills that would regulate GHG emissions. While these bills have not yet received adequate Congressional support, some form of federal climate change legislation is possible in the relatively near future. Increased regulation regarding GHG emissions could impose significant costs on the Company, including increased energy, environmental and other costs in order to comply with the limitations imposed on GHG emissions. In addition, depending upon whether similar limitations are imposed globally, the legislation could negatively impact the Company’s ability to compete with companies situated in areas not subject to such limitations. Until the timing, scope and extent of any future regulation becomes known, the Company cannot predict the effect on its financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies in the metal recycling and steel manufacturing industries could harm our reputation and reduce customer demand for our products.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are currently no unresolved issues with respect to any SEC staff written comments that were received 180 days or more before the end of fiscal 2008 that relate to the Company’s periodic or current reports under the Securities and Exchange Act of 1934.

ITEM 2. PROPERTIES

Corporate Headquarters

The Company’s executive offices are located at 3200 NW Yeon Avenue in Portland, Oregon 97210, in approximately 31,000 sq. ft. of space, which were leased under a long-term lease. The Company leased these executive offices from Schnitzer Investment Corp. (“SIC”), a related party, until October 2007. SIC sold the building to an unrelated third party in the first quarter of fiscal 2008, and the building is currently under a long-term lease that expires June 30, 2015, with the unrelated third party. Refer to Note 16 – Related Party Transactions, in the notes to the consolidated financial statements, in Part II, Item 8 of this report.

The Company also leases an additional 26,000 sq. ft. of office space that is located one mile from its principal executive offices under a long-term lease from a non-affiliated third-party that expires August 31, 2011.

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  17

Metals Recycling Business

At August 31, 2008, MRB’s operations were conducted on 42 properties. Of these, seven served as collection facilities, 32 as collection and processing facilities, two are currently inactive and in the process of relocation and the remaining one is an export facility. Listed in the table below are the facility locations by type, including their total acreage:

Location	Acreage	Location	Acreage
Collection		Collection and Processing
Grants Pass, OR	1	Anchorage, AK	18
Manchester, NH (2)	3	Attalla, AL	30
Portland, ME	1	Birmingham, AL	23
Pasco, WA	6	Dothan, AL	18
Anchorage, AK	1	Selma, AL	22
Worcester, MA	12	Fresno, CA	17
		Oakland, CA	33
Other		Sacramento, CA	13
Atlanta, GA (inactive)	7	Albany, GA	10
Bainbridge, GA (inactive)	2	Atlanta, GA (2)	30
Providence, RI (export facility)	9	Bainbridge, GA	5
		Cartersville, GA	19
		Columbus, GA (3)	19
		Gainesville, GA	8
		Rossville, GA	11
		Kapolei, HI	6
		Everett, MA	37
		Chattanooga, TN	6
		Concord, NH (2)	13
		Auburn, ME	18
		Claremont, NH	14
		Madbury, NH	95
		Bend, OR	3
		Eugene, OR	12
		Portland, OR	97
		White City, OR	4
		Johnston, RI	22
		Tacoma, WA	26

Acreage sub-total	42		629

Total acreage	671

The locations listed above are all owned by the Company, with the exception of one of the Bainbridge, Georgia facilities; one of the Columbus, Georgia facilities; Providence, Rhode Island; and a portion of the Eugene, Oregon location, which are all leased from third parties.

The Portland, Oregon; Oakland, California; Tacoma, Washington; and Everett, Massachusetts collection and processing facilities are located at major deep-water ports, which facilitate the collection of unprocessed metal from suppliers and accommodate bulk shipments and efficient distribution of processed recycled metal to the U.S., Asia, the Mediterranean and other foreign markets. The Company also leases an export marine shipping facility in Providence, Rhode Island, near the Johnston, Rhode Island collection and processing facility and has access to public docks in Kapolei, Hawaii and Anchorage, Alaska.

18  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

Auto Parts Business

APB has auto parts operations in the following locations:

Location	Number of Stores	Total Acreage
Northern California	17	211
Texas	8	116
Florida	5	93
Massachusetts	2	73
Virginia	3	63
Canada	3	46
Nevada	3	45
Arkansas	2	41
Missouri	2	38
Indiana	1	32
Illinois	2	31
Ohio	2	25
Arizona	1	14
Michigan	1	14
Georgia	1	13
Utah	1	12
North Carolina	1	9
New Jersey(1)	1	—

Total	56	876

(1)	APB leases a warehouse dock that serves as a transfer point for products to and from outbound transportation.

The Company owns the properties located in Arizona, Indiana, North Carolina and Nevada, and approximately 25 acres in California, 12 acres in Florida, 10 acres in Texas, six acres in Illinois and three acres in Utah. The remaining auto parts stores are located on sites leased by the Company.

Steel Manufacturing Business

SMB’s steel mill and administrative offices are located on an 83-acre site in McMinnville, Oregon owned by the Company. The Company also owns an 87,000 sq. ft. distribution center in El Monte, California and an additional 51 acres near the mill site in McMinnville, Oregon; however, this latter site is not currently utilized in SMB operations.

The Company considers all properties, both owned and leased, to be well-maintained, in good operating condition and suitable and adequate to carry on the Company’s business.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is involved in various litigation matters that arise in the normal course of business involving normal and routine claims. Environmental compliance issues represent a significant portion of those claims. Management currently believes that the ultimate outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or business. For additional information regarding litigation to which the Company is a party, which is incorporated into this item, see Note 11 – Commitment and Contingencies, in the notes to the consolidated financial statements in Part II, Item 8 of this report.

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, during the fourth quarter of fiscal 2008 through the solicitation of proxies or otherwise.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

(PURSUANT TO INSTRUCTION 3 TO ITEM 401 (b) OF REGULATION S-K)

Executive Officers

Name	Age	Office
John D. Carter	62	President and Chief Executive Officer
Richard D. Peach	45	Senior Vice President and Chief Financial Officer
Tamara L. Lundgren	51	Executive Vice President and Chief Operating Officer
Gary A. Schnitzer	66	Executive Vice President
Donald W. Hamaker	56	Senior Vice President and President Metals Recycling Business
Thomas D. Klauer, Jr.	54	Senior Vice President and President Auto Parts Business
Jeffrey Dyck	45	Senior Vice President and President Steel Manufacturing Business
Richard C. Josephson	60	Senior Vice President, General Counsel and Secretary
Jay Robinovitz	50	Vice President, Business Development, Asset Integration and Major Capital Investment
Jeff P. Poeschl	43	Vice President, Corporate Controller and Principal Accounting Officer

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

Richard D. Peach joined the Company in March 2007 as Deputy Chief Financial Officer and Chief Accounting Officer. He was appointed Chief Financial Officer in December 2007. Mr. Peach was the Chief Financial Officer and Senior Vice President with the multi-state energy utility, PacifiCorp, based in Portland, Oregon from 2003 to 2006. Previously, he served in a variety of executive positions with ScottishPower, the international energy company headquartered in Glasgow, Scotland, including Group Controller from 2000 through 2002, Head of United Kingdom Customer Services from 1999 to 2000 and Head of Energy Supply Finance from 1997 to 1999. Prior to joining ScottishPower, Mr. Peach was a senior manager with Coopers & Lybrand, Glasgow and is a member of the Institute of Chartered Accountants of Scotland.

Tamara L. Lundgren joined the Company in September 2005 as Vice President and Chief Strategy Officer. She became Executive Vice President, Strategy and Investments in April 2006 and was elected Executive Vice President and Chief Operating Officer in November 2006. Prior to joining the Company, Ms. Lundgren was a Managing Director in the Investment Banking Division of JPMorgan Chase, which she joined in 2001. From 1996 until 2001, Ms. Lundgren was a Managing Director at Deutsche Bank AG in New York and London. Prior to joining Deutsche Bank, Ms. Lundgren was a partner at the law firm of Hogan & Hartson, LLP in Washington, D.C.

Gary A. Schnitzer is an Executive Vice President and was in charge of the Company’s California Metals Recycling operations from 1980 until 2007. He serves on the Company’s Executive Committee and assists in developing the strategic direction of the Company’s Metals Recycling Business.

20  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

Donald W. Hamaker joined the Company as President of the Metals Recycling Business in September 2005. Mr. Hamaker was employed in management positions by Hugo Neu Corporation for nearly 20 years, serving as President since 1999.

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

Jay Robinovitz joined Schnitzer Steel in January 1993 and has held various senior management positions, including four years serving as General Manager of the Company’s Tacoma operations, Vice President of the Company’s Northwest metal recycling operations and since 2006 the position of Vice President of Business Development, Asset Integration and Major Capital Investment. Prior to joining Schnitzer Steel, Mr. Robinovitz was employed by Aerospace Industries, Inc., Hartford, Connecticut.

Jeff P. Poeschl joined the Company in February 2007 as Vice President and Corporate Controller. He became the Company’s Principal Accounting Officer in December 2007. Mr. Poeschl was the Vice President – Finance at Mesa Air Group, Inc., based in Phoenix, Arizona from 2000 to 2007. Prior to joining Mesa Air Group, Mr. Poeschl was a senior manager with Deloitte & Touche in Milwaukee, Wisconsin. Mr. Poeschl is a member of the American Institute of Certified Public Accountants and the Wisconsin Institute of Certified Public Accountants.

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  21

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A Common Stock is a NASDAQ-listed security traded on The NASDAQ Stock Market, LLC under the symbol SCHN. There were 232 holders of record of Class A Common Stock on October 15, 2008. The stock has been trading since November 16, 1993. The following table sets forth the high and low prices reported at the close of trading on the NASDAQ Stock Market LLC and the dividends paid per share for the periods indicated.

	Fiscal 2008
	High Price	Low Price	Dividends Per Share
First Quarter	$77.88	$56.47	$0.017
Second Quarter	$70.47	$45.10	$0.017
Third Quarter	$101.66	$57.52	$0.017
Fourth Quarter	$118.55	$65.51	$0.017

	Fiscal 2007
	High Price	Low Price	Dividends Per Share
First Quarter	$42.19	$30.05	$0.017
Second Quarter	$41.93	$33.26	$0.017
Third Quarter	$56.18	$35.39	$0.017
Fourth Quarter	$64.38	$46.17	$0.017

The Company’s Class B Common Stock is not publicly traded. There were 13 holders of record of Class B Common Stock as of October 15, 2008.

Issuer Purchases of Equity Securities

Pursuant to a share repurchase program as amended in 2001 and in October 2006, the Company is authorized to repurchase up to 6.0 million shares of its Class A Common stock when management deems such repurchases to be appropriate. Prior to fiscal 2008, the Company had repurchased 3.8 million shares under the program. In fiscal 2008, the Company repurchased a total of 695,500 shares under this program, leaving approximately 1.5 million shares available for repurchase.

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

22  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

During the fourth quarter of fiscal 2008, the Company repurchased 250,000 shares in open-market transactions at a cost of $19 million. The table below presents a summary of share repurchases made by the Company during the quarter ended August 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
June 1, 2008 – June 30, 2008	—	$—	—	1,714,290
July 1, 2008 – July 31, 2008	—	$—	—	1,714,290
August 1, 2008 – August 31, 2008	250,000	$76.64	250,000	1,464,290

Performance Graph

The following graph compares cumulative total shareholder return on the Company’s Class A Common Stock for the five-year period from September 1, 2003 through August 31, 2008 with the cumulative total return for the same period of (i) the S&P 500 Index, (ii) the S&P Steel Index and (iii) the NASDAQ Composite Index. These comparisons assume an investment of $100 at the commencement of the period and that all dividends are reinvested. The stock performance outlined in the performance graph below is not necessarily indicative of the Company’s future performance, and the Company does not endorse any predictions as to future stock performance.

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  23

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

	Year ended August 31,
	2008	2007	2006(5)	2005	2004
INCOME STATEMENT DATA:
(in thousands, except per share and dividend data)
Revenues	$3,641,550	$2,572,265	$1,854,715	$853,078	$688,220
Operating income	$402,283	$213,563	$175,064	$231,071	$166,880
Income before income taxes, minority interests and pre-acquisition interests	$396,278	$208,965	$231,689	$230,886	$164,326
Income tax expense	$144,203	$75,333	$86,871	$81,522	$50,669
Net income	$248,683	$131,334	$143,068	$146,867	$111,181
Basic earnings per share	$8.79	$4.38	$4.68	$4.83	$3.71
Diluted earnings per share	$8.61	$4.32	$4.65	$4.72	$3.58
Dividends per common share	$0.068	$0.068	$0.068	$0.068	$0.068

OTHER DATA:
Shipments (in thousands)(1):
Recycled ferrous metal-processed (tons)	4,753	4,292	3,289	1,865	1,845
Recycled ferrous metal-traded (tons)(4)	444	1,212	1,272	-	-
Recycled nonferrous metal (pounds)	439,470	383,086	301,610	125,745	117,992
Finished steel products (tons)	776	710	703	593	642

Average net selling price(1,2):
Recycled ferrous metal -processed (per ton)	$442	$263	$215	$230	$184
Recycled ferrous metal-traded (tons)(4)	$370	$279	$226	N/A	N/A
Recycled nonferrous metal (per pound)	$1.03	$1.02	$0.87	$0.56	$0.48
Finished steel products (per ton)	$728	$575	$528	$512	$404
Number of auto parts stores(3)	56	52	52	30	26

BALANCE SHEET DATA (in thousands):
Working capital	$434,604	$269,287	$287,606	$125,878	$73,094
Cash and cash equivalents	$15,039	$13,410	$25,356	$20,645	$11,307
Total assets	$1,554,853	$1,151,414	$1,044,724	$709,458	$605,973
Long-term debt, less current portion	$158,933	$124,079	$102,829	$7,724	$67,801
Shareholders’ equity	$978,152	$765,064	$734,099	$579,528	$418,880

(1)	Tons for recycled ferrous metal are long tons (2,240 pounds) and for finished steel products are short tons (2000 pounds).
(2)

In accordance with generally accepted accounting principles, the Company reports revenues that include amounts billed for freight to customers, however, average net selling prices are shown net of amounts billed for freight.

(3)

During fiscal 2006, the Company acquired GreenLeaf, which added 22 full-service auto parts stores, of which five were converted to self-service during fiscal 2006. During fiscal 2008, the Company completed the acquisition of a self-service used auto parts business with three locations in the Southern U.S. See Note 7 - Business Combinations, in the notes to the consolidated financial statements in Part II, Item 8 of this report.

(4)

As a result of the Hugo Neu Corporation (“HNC”) separation and termination agreement, the Company acquired the assets of Global Trading business’ Baltic region from HNC. Refer to Note 7 - Business Combinations, in the notes to the consolidated financial statements in Part II, Item 8 of this report.

24  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

(5)

The 2006 data includes the joint ventures acquired as a result of the HNC separation and termination agreement, in addition to the acquisition of the remaining minority interest in Metals Recycling LLC (“MRL”). The consolidated results include the results of Prolerized New England Company (“PNE”) and MRL as though the acquisition had occurred at the beginning of fiscal 2006. Adjustments have been made for minority interests, which represent the ownership interests the Company did not own during the reporting period, and pre-acquisition interest, which represents the share of income attributable to the former joint venture partners in PNE and MRL for the period from September 1, 2005 through September 30, 2005.

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  25

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a discussion of the Company’s operations for the three fiscal years ended August 31, 2008. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion may contain forward-looking statements that anticipate results based on management’s plans that are subject to uncertainty. The discussion should be read in conjunction with the Consolidated Financial Statements and the related notes thereto, and the Selected Financial Data and Operating Statistics contained elsewhere in this Form 10-K.

Business

The Company operates in three reportable segments (MRB, APB and SMB), which collectively provide an end of life cycle solution for a variety of products through the Company’s integrated businesses.

MRB purchases, collects, processes, recycles sells, trades and brokers ferrous scrap metal (containing iron) to foreign and domestic steel producers, including SMB, and nonferrous metal (not containing iron) to both domestic and export markets. MRB processes large pieces of scrap metal into smaller pieces by sorting, shearing, shredding and torching, resulting in metal processed into pieces of a size, density and purity required by customers to meet their production needs.

APB purchases used and salvaged vehicles primarily from tow companies, private parties, auto auctions, charities, and city contracts, and sells serviceable used auto parts from these vehicles through its self-service and full-service auto parts stores. The remaining portions of the vehicles, primarily autobodies, cores and nonferrous materials, are sold to metal recyclers, including MRB where geographically feasible.

SMB operates a steel mini-mill that produces a wide range of finished steel products. SMB purchases substantially all of its recycled metal requirements from MRB at rates that approximate West Coast export market prices and uses its electric arc furnace (“EAF”) mini-mill near Portland, Oregon, to melt recycled metal and other raw materials to produce finished steel products. SMB also maintains mill depots in Central and Southern California.

The Company’s results of operations depend in large part on demand and prices for recycled metal in global and domestic markets and steel products in the Western U.S. The Company’s deep water port facilities on both the West and East coasts of the U.S. and in Hawaii allow the Company to take advantage of demand for recycled metal by steel manufacturers located in Europe, Asia, Mexico and the Mediterranean. The Company’s processing facilities in the Southeastern U.S. also provide access to the growing automobile and steel manufacturing industries in that region. Market prices for recycled ferrous and nonferrous metal fluctuate periodically, but have generally increased over the past three years. However, during the second half of the fiscal 2008 fourth quarter selling prices for future deliveries of scrap metal began to decline.

Key factors and trends affecting the industries in which the Company operates and its results of operations

The following key factors and trends affect the industries in which the Company operates: worldwide production and consumption of steel products, general economic conditions, competition, consolidation in the scrap metal and the steel industries, fragmentation of the auto parts industry and volatility in selling prices of the Company’s products and the purchase prices of raw materials, including scrap metal. The following key factors and trends specifically affect the Company’s results of operations: the integration of acquired businesses, replacement or installation of capital equipment, reliance on key pieces of equipment, cost and availability of product transportation, availability of credit and ability of customers to perform on contracts, supply and price of raw materials, union relationships and pension and postretirement benefits. These key factors and trends are discussed elsewhere in this annual report.

Executive Overview

The Company completed a very successful year in fiscal 2008, achieving record sales levels for the seventh consecutive year and the highest net income in the Company’s history. During fiscal 2008, the Company continued to benefit from high selling prices for all of its steel and scrap metal products. These increases were driven by strong worldwide

26  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

demand for steel and recycled scrap metal products, which resulted in selling prices for steel and scrap metal reaching unprecedented levels. The increases were also driven by the Company’s ongoing focus on increasing throughput in all three of its operating divisions. However, during the second half of the fiscal 2008 fourth quarter, the Company experienced a significant reduction in the selling prices for future deliveries of scrap metal, which decreased at a faster rate than average purchase costs.

The Company generated consolidated revenues of $3.6 billion for fiscal 2008, an increase of $1.0 billion, or 42%, from $2.6 billion in fiscal 2007. Consolidated operating income for fiscal 2008 was $402 million, an increase of $188 million, or 88%, from $214 million in fiscal 2007. Net income for fiscal 2008 was $249 million, an increase of $118 million, or 89% compared to the prior year net income of $131 million. Diluted net income per share for the year was $8.61, a 99% increase from fiscal 2007.

MRB revenues increased by $974 million, or 47%, in fiscal 2008 compared to fiscal 2007. This included a $909 million, or 54%, increase in ferrous revenues and a $65 million, or 16%, increase in nonferrous revenues. The increase in ferrous revenues was driven by a 68% increase in average net selling price for processed ferrous, a 33% increase in the average net selling price for ferrous trading and an 11% increase in processed ferrous sales tons, which was partially offset by a 63% decrease in ferrous trading volumes, primarily due to the Company’s focus on higher margin processed ferrous operations. The increase in nonferrous revenues was driven by a 15% increase in pounds sold, which was primarily the result of the throughput due to the incremental impact of capacity growth during fiscal 2007 and 2008, and a 1% increase in the average net selling price. Operating income for MRB was $357 million, or 11.7% of revenues, in fiscal 2008, compared to $166 million, or 7.9% of revenues, in fiscal 2007. MRB primarily sells its products externally to export markets while purchasing its raw materials domestically. During much of fiscal 2008, the selling price of recycled metal increased at a faster rate than the cost of purchasing raw materials, contributing to higher operating income. The $191 million increase in operating income reflected the impact of the higher ferrous and nonferrous selling prices and higher processed ferrous and nonferrous sales volumes that were partially offset by higher raw material costs, including a net realizable value (“NRV”) inventory adjustment of $49 million in the fourth quarter and lower ferrous trading volumes. In addition, the increase in operating income was further offset by a $19 million increase in selling, general and administrative (“SG&A”) expenses compared to the prior year, primarily attributable to a $9 million increase in compensation-related expenses, including annual incentive expense, resulting from the Company’s improved financial and operating performance in fiscal 2008 and increased headcount resulting from incremental growth experienced during fiscal 2007 and 2008, a $2 million increase in share-based compensation expense and a $2 million increase in professional service costs.

APB revenues increased by $86 million, or 32%, in fiscal 2008 compared to fiscal 2007. The increase was driven by a $45 million, or 86%, increase in scrap vehicle revenue, primarily from the self-service stores; a $26 million, or 58%, increase in core revenue; and a $13 million, or 9%, increase in part sales. The increase in scrap vehicle revenue was due to a $123 increase in the average scrap selling price per car and a 16% increase in tons shipped. The increase in core revenue was primarily due to a $60 increase in the average core sales per car and a 14% increase in cars crushed. Operating income for APB was $47 million, or 13.3% of revenues, in fiscal 2008, compared to $29 million, or 10.9% of revenues, in fiscal 2007. The $18 million, or 61%, increase in operating income reflected the impact of higher sales volume and prices, which increased at a greater rate than the purchase costs for scrapped vehicles, partially offset by a $12 million increase in SG&A expenses compared to the prior year, primarily attributable to a $5 million increase in compensation-related expenses, a $2 million increase in professional services and a $2 million increase in marketing and advertising expense.

SMB revenues increased by $178 million, or 42%, in fiscal 2008 compared to fiscal 2007 as a result of higher average net selling prices for finished steel products and increased sales volumes. The average net selling price increased $153 per ton, or 27%, to $728 per ton in fiscal 2008 compared to fiscal 2007 and resulted in increased revenues of $109 million. Sales volumes for finished steel products increased 66,000 tons, or 9%, to 776,000 tons in fiscal 2008 compared to the prior year and resulted in increased revenues of $48 million. The increase in volumes was primarily

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  27

due to a reduction of imports into the domestic steel market as a result of the declining value of the U.S. dollar and higher overseas prices, resulting in lower availability of finished steel products for sale in the U.S. Operating income for SMB was $72 million, or 12.0% of revenues, in fiscal 2008, compared to $64 million, or 15.2% of revenues in fiscal 2007. The increase in operating income was primarily the result of higher sales volumes and higher average net selling prices that were partially offset by increased costs for scrap metal and other raw materials.

Business Acquisitions

The Company intends to continue to focus on growth through value-creating acquisitions and will pursue acquisition opportunities it believes will create shareholder value and earn after-tax income in excess of its cost of capital. With the Company’s historically strong balance sheet, cash flows from operations and available borrowing capacity, the Company believes it is in a position to continue to complete reasonably priced acquisitions fitting the Company’s long-term strategic plans.

In fiscal 2008, the Company completed the following acquisitions:

•	In September 2007, the Company acquired a mobile metals recycling business that provides additional sources of scrap metal to the Everett, Massachusetts facility.
•	The Company acquired two metals recycling businesses in November 2007 and one metals recycling business in February 2008 that expanded the Company’s presence in the Southeastern U.S.
•

In February 2008, the Company acquired the remaining 50% equity interest in an auto parts business located in Nevada in exchange for its 50% interest in the land and buildings owned by the business. The acquired business was previously consolidated into the Company’s financial statements because the Company maintained operating control over the entity.

•	In August 2008, the Company acquired a self-service used auto parts business with three locations in the Southern U.S.

The acquisitions completed in fiscal 2008 were not material, individually or in the aggregate, to the Company’s financial position or results of operations.

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

The acquisitions completed in fiscal 2007 were not material, individually or in the aggregate, to the Company’s financial position or results of operations.

The Company completed the following significant transactions in 2006:

•	On September 30, 2005 the Company completed the separation and termination of its metals recycling joint ventures with Hugo Neu Corporation (“HNC”).
•

On September 30, 2005, the Company acquired GreenLeaf Auto Recyclers, LLC (“GreenLeaf”) and five store properties leased by GreenLeaf and assumed certain GreenLeaf liabilities. GreenLeaf is engaged in the business of auto dismantling and recycling and sells its products primarily to collision and mechanical repair shops.

•

On October 31, 2005, the Company purchased substantially all the assets of Regional Recycling, LLC (“Regional”). The Company now operates nine metals recycling facilities located in Georgia and Alabama, focused on both ferrous and nonferrous metal.

•

On March 21, 2006, the Company purchased the minority interest in Metals Recycling, LLC (“MRL”), which operated a metal recycling facility in Rhode Island. The Company had assumed control of MRL’s operations upon the separation and termination of its joint venture with HNC.

28  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

See Note 7 – Business Combinations, in the notes to the consolidated financial statements in Part II, Item 8 of this report.

Also during fiscal 2008, the Company repurchased 695,500 shares, or approximately 2% of the total shares outstanding, at a total cost of $45 million under the authority granted by its Board of Directors.

Results of Operations

	For the year ended August 31,
	2008	2007	2006	% Increase/(Decrease)
				2008 vs 2007	2007 vs 2006
Revenues:
Metals Recycling Business(1)	$3,062,850	$2,089,271	$1,406,783	47%	49%
Auto Parts Business	352,682	266,354	218,130	32%	22%
Steel Manufacturing Business	603,189	424,550	386,610	42%	10%
Intercompany revenue eliminations	(377,171)	(207,910)	(156,808)	81%	33%

Total revenues	3,641,550	2,572,265	1,854,715	42%	39%

Cost of Goods Sold(4)
Metals Recycling Business(1)	2,620,295	1,850,597	1,235,151	42%	50%
Auto Parts Business	238,863	181,859	141,741	31%	28%
Steel Manufacturing Business	522,200	353,810	306,849	48%	15%
Intercompany cost of goods eliminations	(368,108)	(208,153)	(156,751)	77%	33%

Total cost of goods sold	3,013,250	2,178,113	1,526,990	38%	43%

Selling, General and Administrative Expense:
Metals Recycling Business(1)	97,959	78,516	48,144	25%	63%
Auto Parts Business	67,085	55,445	48,055	21%	15%
Steel Manufacturing Business	8,689	6,385	4,970	36%	28%
Corporate(2)	63,990	45,684	55,693	40%	(18%)

Total SG&A expense	237,723	186,030	156,862	28%	19%

(Income) from joint ventures:
Metals Recycling Business(1)	(12,277)	(5,441)	(4,201)	126%	30%
Intercompany (profit) loss elimination(5)	571	-	-	N/A	N/A

Total joint venture income	(11,706)	(5,441)	(4,201)	115%	30%

Operating Income:
Metals Recycling Business(1)	356,873	165,599	127,689	116%	30%
Auto Parts Business	46,734	29,050	28,334	61%	3%
Steel Manufacturing Business	72,300	64,355	74,791	12%	(14%)

Total segment operating income	475,907	259,004	230,814	84%	12%
Corporate expense	(63,990)	(45,684)	(55,693)	40%	(18%)
Intercompany (profit) loss elimination(3)	(9,634)	243	(57)	N/A	N/A

Total operating income	$402,283	$213,563	$175,064	88%	22%

(1)

The Company elected to consolidate the results of two of the businesses acquired through the HNC separation and termination agreement as though the transaction had occurred at the beginning of the 2006 fiscal year instead of the date of acquisition. The increases in revenues and operating income that resulted from the election

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  29

were offset in the Statement of Income by pre-acquisition interests, net of tax. See Note 7 - Business Combinations in the notes to the consolidated financial statements in Part II, Item 8 of this report.

(2)

Corporate expense consists primarily of unallocated corporate expenses for services that benefit all three business segments. As a consequence of this unallocated expense, the operating income of each segment does not reflect the operating income the segment would have as a stand-alone business.

(3)

Recycled ferrous metal sales from MRB to SMB are made at rates per ton that approximate export market prices. In addition, the Company has autobody sales from APB to MRB. Consequently, these intercompany revenues produce intercompany operating income, which is not recognized until the finished products are sold to third parties, and therefore intercompany profit is eliminated.

(4)	Cost of Goods Sold balances disclosed above include amounts for environmental charges separately stated on the Consolidated Statements of Income. See part II, Item 8 of this report.
(5)

Recycled ferrous metal sales from the joint ventures to MRB and subsequentely to SMB are made at rates per ton that approximate West Coast export market prices. Consequently, these intercompany revenues produce intercompany operating income, which is not recognized until the finished products are sold to third parties, and therefore intercompany profit is eliminated.

Revenues

Consolidated revenues for fiscal 2008 increased $1.0 billion compared to fiscal 2007. Revenues in fiscal 2008 increased for all Company business segments, primarily as a result of increases in the market price of scrap metal and finished steel products, higher throughput at the Company’s processing and manufacturing facilities and the incremental impact of the businesses acquired during fiscal 2007 and 2008.

Consolidated revenues for fiscal 2007 increased $718 million compared to fiscal 2006. Revenues in fiscal 2007 increased for all Company business segments, primarily as a result of higher volumes in all business segments due to the Company’s focus on increasing throughput through increased purchases of ferrous materials and increased production as a result of the Company’s investment in mega-shredders, the added volumes from a full year of operations for the acquisitions made in fiscal 2006 and increases in the market price of scrap metal and steel products.

Operating Income

Consolidated operating income increased $188 million compared to fiscal 2007. The increase in operating income was primarily attributable to improved financial results in all business segments resulting from increases in market prices and higher sales volumes, which were partially offset by increases in the purchase costs of raw materials, including an NRV inventory adjustment in the fourth quarter of fiscal 2008, and consolidated SG&A. As a percentage of revenues, operating income increased by 2.7 percentage points for fiscal 2008 compared to fiscal 2007, mainly as a result of average selling prices increasing at a faster rate than the purchase costs of raw material.

Consolidated SG&A increased $52 million compared to fiscal 2007. The increase in consolidated SG&A for fiscal 2008 was primarily due to a $33 million increase in compensation-related expenses, including annual incentive compensation expense, principally due to the Company’s improved financial and operating performance and increased headcount resulting from the incremental impact of growth during fiscal 2007 and fiscal 2008, a $5 million increase in share-based compensation expense, primarily due to an increased number of participants and an additional year of performance share grants under the Company’s 1993 Stock Incentive Plan (“the Plan”), a $3 million increase in professional service costs and a $2 million increase in marketing and advertising costs.

Consolidated operating income increased $38 million in fiscal 2007 compared to fiscal 2006. The increase in operating income was primarily attributable to increases in market prices and higher sales volumes, which were partially offset by increases in the purchase costs of raw materials and consolidated SG&A. As a percentage of revenues, operating income decreased by 1.1 percentage points for fiscal 2007 compared to fiscal 2006.

Consolidated SG&A expense increased $29 million, or 19%, to $186 million for fiscal 2007 compared to fiscal 2006. The increase over fiscal 2006 was due to higher SG&A expense incurred at each of the reporting segments, totaling $39 million combined, which was partially offset by a $10 million decrease at Corporate. These increases at the

30  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

reporting segments were primarily attributable to an increase in compensation expense of $22 million due to increased headcount, annual incentive compensation and share-based compensation expense recognized for fiscal 2007 and a $12 million increase related to higher allocated information technology costs. The net decrease at Corporate was due primarily to the $15 million charge in fiscal 2006 associated with the DOJ and the SEC investigation into the Company’s past payment practices in Asia as discussed in Note 11 – Commitments and Contingencies in the notes to the consolidated financial statements in Part II, Item 8 of this report. The net decrease at Corporate for fiscal 2007 also included an $8 million increase in compensation costs resulting from increased headcount, annual incentive compensation expense and share-based compensation expense.

Interest Expense

Interest expense was $9 million, $8 million and $3 million for fiscal 2008, 2007 and 2006, respectively. The increase from fiscal 2007 to 2008 reflects higher average debt balances during fiscal 2008 which were used to fund capital expenditures, acquisitions, share repurchases and working capital requirements. The increase from fiscal 2006 to 2007 reflects higher average interest rates and the Company carrying higher average debt balances during fiscal 2007 in order to complete and integrate fiscal 2006 acquisitions as well as to support the increased level of working capital for the operations of these acquisitions, in addition to $110 million related to share repurchases. For more information about the Company’s outstanding debt balances, see Note 10 – Long-Term Debt, in the notes to the consolidated financial statements in Part II, Item 8 of this report.

Other Income, Net of Interest Expense

Other income was $3 million, $4 million and $60 million for fiscal 2008, 2007 and 2006, respectively. During fiscal 2006, the Company recorded a pre-tax gain of $57 million that arose from the HNC separation and termination agreement, based on the difference between the excess values of businesses acquired over the carrying value of the businesses sold. For a more detailed discussion of the HNC joint venture separation and termination agreement, see Note 7 – Business Combinations, in the notes to the consolidated financial statements in Part II, Item 8 of this report.

Income Tax Expense

The Company’s effective tax rate of 36.4% for fiscal 2008 was comprised of: 35.0% for the federal statutory rate, 1.8% for the effective state rate and 1.6% for nondeductible officers’ compensation, partially offset by a benefit of 2.0% for the Section 199 manufacturing deduction. The effective tax rate of 36.4% for fiscal 2008 was higher than the 36.1% effective tax rate for fiscal 2007 due to increased state taxes. The benefit for the Section 199 deduction in fiscal 2008 offset the fiscal 2008 elimination of the Extraterritorial Income Exclusion (“ETI”) that had benefited fiscal 2007. Both the phase-in of the Section 199 deduction and the phase-out of the ETI had been mandated under Federal statute. The effective tax rate of 36.1% in fiscal 2007 was lower than the 37.5% rate in fiscal 2006, primarily because the fiscal 2006 rate included 2.1% for the accrual of $14 million for nondeductible penalties and profits disgorgement expensed in connection with the settlement of the SEC and DOJ investigations. The fiscal 2006 tax rate also reflected a non-recurring $57 million gain arising from the HNC separation and termination (see Note 7 – Business Combinations) that was taxed at 38.0%, a rate higher than that applicable to the Company’s recurring income.

Financial results by segment

The Company operates its business across three reportable segments: MRB, APB and SMB. Additional financial information relating to these business segments is contained in Note 17 – Segment Information, in the notes to the consolidated financial statements in Part II, Item 8 of this report.

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  31

Metals Recycling Business

	For the Year Ended August 31,
				% Increase/(Decrease)
(in thousands, except for prices)	2008	2007	2006	2008 vs 2007	2007 vs 2006
Ferrous Revenues:
Processing	$2,405,081	$1,300,787	$801,224	85%	62%
Trading	185,715	381,066	330,296	(51%)	15%
Nonferrous revenues	460,639	395,737	266,773	16%	48%
Other	11,415	11,681	8,490	(2%)	38%

Total segment revenues	3,062,850	2,089,271	1,406,783	47%	49%
Cost of goods sold(2)	2,620,295	1,850,597	1,235,151	42%	50%
Selling, general and administrative expense	97,959	78,516	48,144	25%	63%
(Income) from joint ventures	(12,277)	(5,441)	(4,201)	126%	30%

Segment operating income	$356,873	$165,599	$127,689	116%	30%

Average Ferrous Sales Prices ($/LT):(1)
Steel Manufacturing Business	$446	$264	$239	69%	10%
Domestic (excludes Steel Manufacturing Business)	$388	$249	$237	56%	5%
Export	$455	$266	$214	71%	24%
Average for all processing	$442	$263	$215	68%	22%
Trading	$370	$279	$226	33%	23%
Ferrous Processing Sales Volume (LT, in thousands):
Steel Manufacturing Business	737	705	668	5%	6%
Other Domestic	805	722	523	11%	38%

Total Domestic	1,542	1,427	1,191	8%	20%

Export	3,211	2,865	2,098	12%	37%

Total processed ferrous	4,753	4,292	3,289	11%	30%
Ferrous Trading Sales Volumes	444	1,212	1,272	(63%)	(5%)

Total Ferrous Sales Volume	5,197	5,504	4,561	(6%)	21%

Average Nonferrous Sales Price ($/pound)	$1.03	$1.02	$0.87	1%	17%
Nonferrous Sales Volumes (pounds, in thousands)	439,470	383,086	301,610	15%	27%
Outbound freight included in Cost of goods sold (in thousands)	$332,777	$219,382	$139,258	52%	58%

(1)	Price information is shown after excluding the cost of freight incurred to deliver the product to the customer.
(2)	Cost of goods sold balances disclosed above include amounts for environmental charges separately stated on the Consolidated Statements of Income. See part II, Item 8 of this report.

32  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

Fiscal 2008 compared with fiscal 2007

Revenues

MRB generated revenues of $3.1 billion for fiscal 2008 before intercompany eliminations, an increase of $974 million over fiscal 2007. The increase was primarily attributable to higher selling prices for ferrous and nonferrous metal due to strong worldwide demand for scrap metal and higher ferrous processed and nonferrous volumes due to the Company’s focus on increasing throughput and the incremental impact of the capacity growth experienced during fiscal 2007 and 2008. Outbound freight costs, which are included in the cost of sales, increased by 52% to $333 million for fiscal 2008 compared to fiscal 2007, primarily due to increased volumes and higher ocean freight rates.

Ferrous revenues increased $909 million, during fiscal 2008 compared to the prior year. The increase in ferrous revenues was driven by both higher average net selling prices and increased volumes. The average net selling price for ferrous processing increased $179 per ton, or 68%, from fiscal 2007 to fiscal 2008. The average net selling price for ferrous trading increased $91 per ton, or 33%, in fiscal 2008 compared to fiscal 2007.

Processed ferrous sales volume increased by 461,000 tons during fiscal 2008 compared to the prior year. The increase was primarily the result of the strategy to increase the volume of metal purchases and maximize throughput, which was accomplished through increased purchases of ferrous materials and increased production as a result of the Company’s investment in mega-shredders. Trading ferrous sales volume decreased by 768,000 tons compared to fiscal 2007 primarily due to the Company’s focus on the higher margin processed ferrous and nonferrous operations and the lower quantities of scrap available for export in the Baltic Sea region.

Nonferrous revenues increased $65 million for fiscal 2008 compared to the same period last year. The increase in nonferrous revenues was driven primarily by increased volumes. Nonferrous pounds shipped increased 56 million pounds for fiscal 2008 compared to the prior year. The increase in pounds shipped was primarily due to improved recovery of nonferrous materials processed through the new mega-shredders, which have state of the art back-end sorting systems, the higher overall volume being processed at the Company’s facilities, greater purchases of unprocessed materials and the incremental impact of capacity growth experienced during fiscal 2007 and 2008. The average net selling price remained relatively consistent in fiscal 2008 and fiscal 2007. Certain nonferrous metals are a byproduct of the shredding process and quantities available for shipment are affected by the volume of materials processed through the Company’s shredders.

Segment Operating Income

Operating income for MRB was $357 million, or 11.7% of revenues, in fiscal 2008, compared to $166 million, or 7.9% of revenues, in fiscal 2007. The increase in operating income and operating income as a percentage of revenue reflects the impact of the higher net selling prices for ferrous and nonferrous metal, which outpaced increased costs for freight and raw materials, and increased processed ferrous and nonferrous volumes. In addition, income from joint ventures increased by $7 million, or 126%, over the prior year, primarily due to the strong demand for scrap metal.

Included in cost of goods sold was a $49 million NRV adjustment to reduce the value of inventory as of August 31, 2008 to the lower of cost or market resulting from a significant decline in the future selling prices of scrap metal that began in the second half of the fiscal 2008 fourth quarter. Further offsetting the increases in average selling prices and volume was a $19 million increase in SG&A expenses compared to the prior year, primarily due to $9 million of higher compensation-related expenses, including annual incentive compensation expense, resulting from the Company’s improved financial and operating performance and increased headcount resulting from the incremental capacity growth experienced during fiscal 2007 and 2008, a $3 million increase in professional and outside services and a $2 million increase in share-based compensation expense.

Fiscal 2007 compared with fiscal 2006

MRB generated revenues of $2.1 billion for fiscal 2007 before intercompany eliminations, an increase of $682 million, or 49%, over fiscal 2006. Ferrous revenues increased $550 million, or 49%, over fiscal 2007, primarily due to higher net selling prices and increased volumes. Nonferrous revenues increased $129 million, or 48%, over fiscal

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  33

2006, primarily as a result of an increase of $0.15 per pound, or 17%, in the average nonferrous selling price. Operating income for MRB was $166 million, or 7.9% of revenues, in fiscal 2007, compared to $128 million, or 9% of revenues, in fiscal 2006. The $38 million increase in operating income was directly related to higher net selling prices and the increase in sales volume.

Outlook

During the second half of the fourth fiscal quarter, demand for ferrous metal began to soften and future selling prices declined. Recent challenges in the credit markets for the buyers of steel and scrap metal, high inventory levels and the potential for a global economic slow down accelerated the softening of demand.

MRB believes that the long-term fundamentals supporting the prices for recycled metals remain positive; however, given current trends in the market for ferrous and nonferrous metal, MRB currently believes that fiscal 2009 selling prices will be lower than those seen in 2008. Due to the high level of uncertainty regarding the economic environment, MRB’s past trends of sales volumes may not be indicative of expected volumes in fiscal 2009.

Auto Parts Business

	For the Year Ended August 31,
	2008	2007	2006	% Increase/(Decrease)
(in thousands)				2008 vs 2007	2007 vs 2006
Revenues	$352,682	$266,354	$218,130	32%	22%
Cost of goods sold(1)	238,863	181,859	141,741	31%	28%
Selling, general and administrative expense	67,085	55,445	48,055	21%	15%

Segment operating income	$46,734	$29,050	$28,334	61%	3%

(1)	Cost of Goods Sold balances disclosed above include amounts for environmental charges separately stated on the Consolidated Statements of Income. See part II, Item 8 of this report.

Fiscal 2008 compared with fiscal 2007

Revenues

APB generated revenues of $353 million for fiscal 2008 before intercompany eliminations, an increase of $86 million over fiscal 2007. The increase over the prior year was primarily driven by increased sales volumes of scrapped vehicles and cores, higher average selling prices and higher part sales. Scrap vehicle revenue from the self-service business increased $45 million over the prior year, resulting from a $123 increase in the average scrap selling price per car and an increase of 43,000 tons, or 16%, in volume shipped. Core revenue increased $26 million over the prior year, primarily due to a $60 increase in the average core sales per car and an increase of 40,000, or 14%, in cars crushed. In addition, parts revenue increased $13 million over the prior year.

Segment Operating Income

Operating income for APB was $47 million, or 13.3% of revenues, in fiscal 2008, compared to $29 million, or 10.9% of revenues, in fiscal 2007. The increase in operating income and operating income as a percentage of revenue for fiscal 2008 reflects the impact of higher sales volumes for scrapped vehicles, parts and cores and higher selling prices for scrap and cores, which outpaced the increased cost of purchasing scrapped vehicles. The increases in sales volumes for scrapped vehicles, parts and cores and higher selling prices for scrap and cores were partially offset by a $12 million increase in SG&A expenses compared to the prior year, primarily attributable to a $5 million increase in compensation-related expenses, including performance incentive expense, principally a result of the Company’s improved financial performance, a $2 million increase in professional service costs and a $2 million increase in marketing and advertising expense.

34  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

Fiscal 2007 compared with fiscal 2006

APB generated revenues of $266 million for fiscal 2007, before intercompany eliminations, an increase of $48 million, or 22%, over fiscal 2006. The increase in revenues was primarily attributable to $112 million of revenues generated from the GreenLeaf acquisition, which occurred during fiscal 2006. Operating income for APB was $29 million, or 10.9% of revenues, in fiscal 2007, compared to operating income of $28 million, or 13.0% of revenues, for fiscal 2006. The decrease in operating income as a percentage of revenue was primarily attributable to APB’s entry into the full-service used parts market, which has higher costs associated with the purchase and removal of parts sold through the full-service distribution model and increased demand and competition for unprocessed metal, which increased the costs for the purchase of cars in the self-service distribution model.

Outlook

APB operates two distribution channels in the used auto parts industry. The first, self-service auto parts, depends heavily on wholesale revenues from the sale of scrap and cores. At the end of fiscal 2008, the market for recycled metal began a significant and rapid decline. In addition, the rapid decline in selling prices for recycled metal seen in the fourth quarter of fiscal 2008 has resulted in a reduced flow of scrapped vehicles available for purchase in comparison with the fourth quarter of fiscal 2008. As a result of the above factors, APB currently believes that fiscal 2009 selling prices for cores and scrap will be lower than those seen in 2008. Due to the high level of uncertainty regarding the economic environment, APB’s past trends of sales volumes may not be indicative of expected volumes in fiscal 2009.

Demand in APB’s second distribution channel, full-service used auto parts, is driven primarily by the professional repair market. Current industry statistics indicate that due to higher fuel costs and the recent weakening of the U.S. economy, total miles driven in the U.S. have begun to decline, resulting in fewer accidents, and as a consequence reduced demand for collision repair parts.

Steel Manufacturing Business

	For the Year Ended August 31,
(in thousands)	2008	2007	2006	% Increase/ (Decrease)
				2008 vs 2007	2007 vs 2006
Revenues	$603,189	$424,550	$386,610	42%	10%
Cost of goods sold	522,200	353,810	306,849	48%	15%
Selling, general and administrative expense	8,689	6,385	4,970	36%	28%

Segment operating income	$72,300	$64,355	$74,791	12%	(14%)

Average sales price ($/ton)(1)	$728	$575	$528	27%	9%
Finished steel products sold (tons, in thousands)	776	710	703	9%	1%

(1)	Price information for finished steel products is shown after excluding the cost of freight incurred to deliver the product to the customer.

Fiscal 2008 compared with fiscal 2007

Revenues

SMB generated revenues of $603 million for fiscal 2008 before intercompany eliminations, an increase of $179 million over fiscal 2007. The increase over the prior year was the result of higher average net selling prices for finished steel products and increased sales volumes as SMB was able to use its increased production capacity to take advantage

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  35

of a lower supply of imported steel products to increase sales in the West Coast steel markets. The average net selling price increased $153 per ton to $728 per ton in fiscal 2008 compared to fiscal 2007 and contributed increased revenues of $109 million. The increase in the average finished goods selling prices was the result of a significant reduction in imported steel caused by strong overseas demand and the weaker U.S. dollar, which created a tight supply of steel products for domestic customers. Finished goods sales volume increased 66,000 tons in fiscal 2008 compared to the prior year due to the factors discussed above and resulted in increased revenues of $48 million.

Segment Operating Income

Operating income for SMB was $72 million, or 12.0% of revenues, in fiscal 2008, compared to $64 million, or 15.2% of revenues, in fiscal 2007. The increase in operating income was due to higher selling prices and increased volumes, which was partially offset by higher costs for scrap metal and other raw materials. The decrease in operating income as a percentage of revenue reflected the impact of a 69% increase in the cost of scrap metal, which outpaced the 27% increase in average selling price per ton, and an increase of $23 per ton in conversion costs, primarily related to higher costs for raw materials other than scrap metal. SMB acquired substantially all of its scrap metal requirements from MRB at rates that approximate West Coast export market prices.

Fiscal 2007 compared with fiscal 2006

SMB generated revenues of $425 million in fiscal 2007 before intercompany eliminations, an increase of $38 million over fiscal 2006. The increase in revenue was primarily attributable to an increase of $47 per ton in the average net selling price and an increase of 10,000 tons sold in fiscal 2007 over fiscal 2006. The average net selling price increased as a result of increased worldwide steel consumption and higher raw material costs that manufacturers passed through in the form of higher prices. The increase in sales volume was primarily due to increased demand from customers and capital improvements by SMB that enabled the steel mill to increase output to meet the demand. Operating income for SMB in fiscal 2007 was $64 million, or 15.2% of revenues, compared to fiscal 2006 operating income of $75 million, or 19.3% of revenues. The decrease in operating income reflects the impact of a 20% increase in the cost of scrap metal, which outpaced the 9% increase in average selling price per ton, an increase of $17 per ton in conversion costs, primarily related to higher costs for raw materials other than scrap metal and $3 million in costs associated with the planned shut down of the larger rolling mill in the third quarter of fiscal 2007.

Outlook

SMB sells its products primarily to construction markets located on the West Coast of the U.S. and competes against both domestic and foreign steel manufacturers. During fiscal 2008, West Coast construction demand softened, but a weakening U.S. dollar and higher selling prices for steel products overseas resulted in a significant reduction of imported steel available for sale in the U.S. As a result, the market for steel products tightened and SMB was able to achieve record selling prices and record sales volumes.

At the beginning of fiscal 2009, weakening U.S. economic conditions have led to a further contraction of construction demand. Coupled with a stronger U.S. dollar and potential pressure from imported steel products, SMB currently believes that if current market trends continue, fiscal 2009 selling prices will be lower than those seen in 2008. Due to the high level of uncertainty regarding the economic environment, SMB’s past trends of sales volumes may not be indicative of expected volumes in fiscal 2009.

Liquidity and Capital Resources

The Company relies on cash provided by operating activities as a primary source of liquidity, supplemented by current cash resources and existing credit facilities.

Sources and Uses of Cash

The Company had cash balances of $15 million, $13 million and $25 million at August 31, 2008, 2007 and 2006, respectively. Cash balances are intended to be used for working capital and capital expenditures.

Net cash provided by operating activities in fiscal 2008 was $142 million, which included net income of $249 million, the add back of $51 million of non-cash depreciation and amortization expense, a $49 million non-cash NRV

36  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

inventory adjustment, a $54 million increase in accounts payable due to the timing of payments and higher material costs, a $77 million increase in other accrued liabilities, mainly due to an increase of $40 million in accrued income taxes and a $21 million increase in compensation-related liabilities, including performance incentive related liabilities, principally due to the Company’s improved financial and operating performance and a $14 million increase in share-based compensation due to an increased number of participants in and an additional year of performance share grants under the Company’s 1993 Stock Incentive Plan (“SIP”). These sources of cash were partially offset by an increase in inventory of $216 million due to higher material costs and volumes and a $131 million increase in accounts receivable mainly due to increased sales and timing of collections. Net cash provided by operating activities was $179 million and $105 million in fiscal 2007 and 2006, respectively. The increase in cash provided by operating activities in fiscal 2007 compared to fiscal 2006 was primarily related to a non-cash gain from the HNC separation and termination agreement in 2006 and the decrease in inventory resulting from increased sales in the fourth quarter of fiscal 2007, offset by the change in accounts receivable.

Net cash used in investing activities in fiscal 2008 was $128 million compared to $117 million in fiscal 2007 and $198 million in fiscal 2006. Net cash used in investing activities in fiscal 2008 included $84 million in capital expenditures to upgrade the Company’s equipment and infrastructure and $47 million in acquisitions completed in fiscal 2008. The decrease in outflows for investing activities in fiscal 2007 compared to fiscal 2006 was primarily related to significant acquisitions that occurred in fiscal 2006.

Net cash used in financing activities for fiscal 2008 was $12 million, compared to $74 million of cash used in financing activities in fiscal 2007 and $97 million of cash provided by financing activities in fiscal 2006. The decrease in cash used in financing activities from fiscal 2007 to 2008 and the increase in cash used in financing activities from fiscal 2006 to 2007 was primarily due to a higher level of share repurchases in fiscal 2007.

Credit Facilities

The Company has short-term borrowings consisting of an uncommitted unsecured credit line with Wells Fargo Bank, N.A., which was increased by $5 million to $25 million, in March 2008. The term of this credit facility was also extended to March 2009. Interest on outstanding indebtedness under the line of credit is set by the bank at the time of borrowing. The Company had $25 million of borrowings outstanding under this facility as of August 31, 2008. The weighted average interest rate on this line was 2.69%, at August 31, 2008.

In July 2007, the Company amended its unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent and the other lenders party thereto. The revised agreement provides for a five-year, $450 million revolving credit facility loan maturing in July 2012. Interest rates on outstanding indebtedness under the amended agreement are based, at the Company’s option, on either the London Interbank Offered Rate (“LIBOR”) plus a spread of between 0.50% and 1.00%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. The weighted average interest rate on this line was 4.24% at August 31, 2008. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.10% and 0.25% based on a pricing grid tied to the Company’s leverage ratio. As of August 31, 2008 and 2007, the Company had borrowings outstanding under the credit facility of $150 million and $115 million, respectively.

The two bank credit agreements contain various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of August 31, 2008, the Company was in compliance with all such covenants.

In addition, as of August 31, 2008 and 2007, the Company had $8 million of long-term bonded indebtedness that matures in January 2021.

The Company uses these credit facilities to fund share repurchases, acquisitions, capital expenditures and working capital requirements.

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  37

Capital Expenditures

Capital expenditures totaled $84 million, $81 million and $87 million for fiscal 2008, 2007 and 2006, respectively. The increases in capital expenditures primarily reflect the Company’s significant investments in modern equipment to improve the efficiency and the capabilities of its businesses and to further maximize economies of scale. The capital expenditures in fiscal 2008 included significant enhancements to the Company’s information technology infrastructure, further investments in technology to improve the recovery of nonferrous materials from the shredding process, establishment of additional nonferrous collection facilities, improvements to the Company’s marine shipping infrastructure and further investments to improve efficiency, increase worker safety and enhance environmental systems. In addition, the Company completed improvements to its EAF and rolling mills that enhanced production capabilities and product quality. The Company establishes capital expenditures targets based on operational needs, opportunities for growth and its outlook for the markets in which it operates. The Company currently anticipates making $50 million to $80 million in capital expenditures in fiscal 2009. Potential capital projects in fiscal 2009 are expected to include material handling and processing equipment, enhancements to the Company’s information technology infrastructure, improvements for the facilities/environmental/safety infrastructure, continued investments in technology to improve the recovery of nonferrous materials from the shredding process and dock replacement. The Company believes these investments will provide future returns in excess of its cost of capital and will create value for its shareholders. The Company expects to use cash from operations to fund capital expenditures and available lines of credit to fund acquisitions in fiscal 2009.

Share Repurchase Program

Pursuant to a share repurchase program as amended in 2001 and in October 2006, the Company is authorized to repurchase up to 6.0 million shares of its Class A Common stock when management deems such repurchases to be appropriate. Management evaluates long and short-range forecasts as well as anticipated sources and uses of cash before determining the course of action that would best enhance shareholder value. Prior to fiscal 2008, the Company had repurchased 3.8 million shares under the program. In fiscal 2008, the Company repurchased a total of 695,500 shares under this program, leaving approximately 1.5 million shares available for repurchase.

Pension Contributions

The Company makes contributions to a defined benefit pension plan, several defined contribution plans and several multi-employer pension plans. Contributions vary depending on the plan and are based upon plan provisions, actuarial valuations and negotiated labor agreements.

In fiscal 2006, the Company froze further benefit accruals in its defined benefit plan. However, due to changes in the market and lower than expected returns on plan assets, the Company made a $2 million contribution to the defined benefit plan in fiscal 2008. The Company does not anticipate making additional contributions to the defined benefit plan in fiscal 2009. However, changes in the discount rate or actual investment returns lower than the long-term expected return on plan assets could result in the Company making future additional contributions.

The Company expects to make contributions to its various defined contribution plans of approximately $7 million in fiscal 2009. In addition, the Company anticipates making $4 million of contributions to the multi-employer plans, including a contribution of more than $ 2 million for the multi-employer plan benefiting union employees of SMB. The Company believes any additional funding requirements would not have a material impact on its financial condition. See Note 12 – Employee Benefits, in the notes to the consolidated financial statements in Part II, Item 8 of this report for further discussion of the Company’s retirement benefit plans.

Assessment of Liquidity and Capital Resources

Historically, the Company’s available cash resources, internally generated funds, credit facilities and equity offerings have financed its acquisitions, capital expenditures, working capital and other financing needs.

The Company generally believes its current cash resources, internally generated funds, and existing credit facilities will provide adequate financing for acquisitions, capital expenditures, working capital, joint ventures, stock repurchases,

38  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

debt service requirements, post-retirement obligations and future environmental obligations; however, the Company may seek to finance business expansion with additional borrowing arrangements or additional equity financing. Deteriorating general economic conditions may result in the Company further utilizing its available credit lines and curtailing capital and operating expenditures, delaying or restricting acquisitions and share repurchases and reassessing working capital requirements. Should the Company determine, at any time, that it is necessary to obtain additional short-term liquidity, the Company will evaluate available alternatives and take appropriate steps to obtain sufficient additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained, or if obtained, would be adequate or on terms acceptable to the Company. However, the Company believes that its balance sheet at August 31, 2008 and the level of its existing credit facilities should position it to obtain additional sources of liquidity if required.

Off-Balance Sheet Arrangements

With the exception of operating leases, the Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial conditions, results of operations or cash flows. The Company enters into operating leases for both new equipment and property. See Note 11 – Commitments and Contingencies, in the notes to the consolidated financial statements, in Part II, Item 8, of this report for additional information on the Company’s operating leases.

Contractual Obligations and Commitments

The Company has certain contractual obligations to make future payments. The following table summarizes these future obligations as of August 31, 2008 (in thousands):

	Payment Due by Period
	2009	2010	2011	2012	2013	Thereafter	Total
Contractual Obligations
Long-term debt	$153	$104	$3	$150,000	$—	$7,700	$157,960
Interest payments on long-term debt	6,532	6,532	6,532	6,003	179	1,316	27,094
Capital leases, including interest	397	337	225	225	225	281	1,690
Pension funding obligations	150	149	148	148	147	738	1,480
Operating leases	14,675	12,269	9,808	6,597	4,883	12,142	60,374
Service obligation	1,963	654	—	—	—	—	2,617
Purchase obligations:
Materials purchase commitment	1,124	1,124	1,124	749	—	—	4,121
Natural Gas contract(1)	11,156	8,600	1,341	—	—	—	21,097
Electricity contract(2)	1,416	1,416	1,416	129	—	—	4,377

Total	$37,566	$31,185	$20,597	$163,851	$5,434	$22,177	$280,810

(1)	SMB has a take-or-pay natural gas contract that currently requires a minimum purchase per day through October 2010, whether or not the amount is utilized.
(2)

SMB has an electricity contract with MWL that requires a minimum purchase of electricity at a rate subject to variable pricing, whether or not the amount is utilized. The fixed portion of the contract obligates SMB to pay $128,700 per month for eleven months each year until the contract expires in September 2011.

The Company’s reserve for uncertain tax positions was $7 million on August 31, 2008. Due to uncertainties with settling these liabilities, the Company is unable to determine reasonable estimates of the period of cash settlement of these liabilities. As a result, the reserve for unrecognized tax benefits is excluded from the table above. See Note 14 – Income Taxes, in the notes to the consolidated financial statements in Part II, Item 8 of this report, for additional information.

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  39

Critical Accounting Policies and Estimates

The Company has identified critical accounting estimates, which are those that are most important to the Company’s portrayal of its financial condition and operating results. These estimates require difficult and subjective judgments, including whether estimates are required to be made about matters that are inherently uncertain, if different estimates reasonably could have been used, or if changes in the estimates that are reasonably likely to occur could materially impact the financial statements. Significant estimates underlying the accompanying consolidated financial statements include inventory valuation, goodwill and other intangible asset valuation, environmental costs, assessment of the valuation of deferred income taxes and income tax contingencies, pension plan assumptions, share-based compensation assumptions and revenue recognition.

Inventories

The Company’s inventories primarily consist of ferrous and nonferrous unprocessed metal, ferrous processed metal, used and salvaged vehicles and finished steel products consisting of rebar, coiled rebar, merchant bar and wire rod. Inventories are stated at the lower of cost or market. MRB determines the cost of ferrous and nonferrous inventories principally using the average cost method and capitalizes substantially all direct costs and yard costs into inventory. APB establishes cost for used and salvaged vehicle inventory based on the average price the Company pays for a vehicle. The self-service business capitalizes only the vehicle cost into inventory while the full-service business capitalizes the vehicle cost, dismantling and, where applicable, storage and towing fees into inventory. SMB establishes its finished steel product inventory cost based on a weighted average cost and capitalizes all direct and indirect costs of manufacturing into inventory. Indirect costs of manufacturing include general plant costs, maintenance, human resources and yard costs. The Company evaluates whether its inventory is properly valued at the lower of cost or market on a quarterly basis. The Company considers estimated future selling prices when determining the estimated net realizable value for its inventory. However, as MRB generally sells its export recycled ferrous metal under contracts that provide for shipment within 30 to 90 days after the price is agreed, it utilizes the selling prices under committed contracts and sales orders for determining the estimated market price of quantities on hand that will be shipped under these contracts and orders. Based upon MRB’s estimate of the net realizable value of its inventory at August 31, 2008, an adjustment of $49 million was made to reduce the value of its inventory to the lower of cost or market. If MRB’s estimate of selling prices per ton increased or decreased by $10, the estimate of the net realizable value adjustment would increase or decrease by $6 million at August 31, 2008.

The accounting process utilized by the Company to record unprocessed metal and used and salvaged vehicle inventory quantities relies on significant estimates. With respect to unprocessed metal inventory, the Company relies on perpetual inventory records that utilize estimated recoveries and yields that are based on historical trends and periodic tests for certain unprocessed metal commodities. Over time, these estimates are reasonably good indicators of what is ultimately produced; however, actual recoveries and yields can vary depending on product quality, moisture content and source of the unprocessed metal. If ultimate recoveries and yields are significantly different than estimated, the value of the Company’s inventory could be materially overstated or understated. To assist in validating the reasonableness of these estimates, the Company runs periodic tests and performs monthly physical inventory estimates. However, due to variations in product density, holding period and production processes utilized to manufacture the product, physical inventories will not necessarily detect all variances. To mitigate this risk, the Company adjusts the value of its ferrous physical inventories when the volume of a commodity is low and a physical inventory count can more accurately predict the remaining volume.

Goodwill and Other Intangible Assets

In assessing the recoverability of goodwill and other intangible assets with indefinite lives, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and related assumptions change in the future, the Company may be required to record impairment charges not previously recorded. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”), the Company is required to assess goodwill for impairment at

40  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

least annually using a two-step process that begins with an estimation of the fair value of the reporting units. The first step determines whether or not impairment has occurred by estimating the fair value of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to the Company’s market capitalization at the date of valuation. The second step measures the amount of any impairment. These tests utilize fair value amounts that are determined by estimated future cash flows developed by management. Selected costs and statistics used to evaluate goodwill are typically related to pricing and volumes of goods sold, costs as a percentage of revenues and the cyclicality inherent in the Company’s industries.

Environmental Costs

The Company operates in industries that inherently possess environmental risks. To manage these risks, the Company employs both its own environmental staff and outside consultants. Environmental staff and finance personnel meet regularly to stay updated on environmental risks. The Company estimates future costs for known environmental remediation requirements and accrues for them on an undiscounted basis when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The regulatory and government management of these projects is complex, which is one of the primary factors that make it difficult to assess the cost of potential and future remediation. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the financial statements. If further developments or resolution of an environmental matter result in facts and circumstances that are significantly different than the assumptions used to develop these reserves, the accrual for environmental remediation could be materially understated or overstated. Adjustments to these liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or when expenditures for which reserves are established are made. The factors which the Company considers in its recognition and measurement of environmental liabilities include the following:

•	Current regulations, both at the time the reserve is established and during the course of the clean-up, which specify standards for acceptable remediation;
•	Information about the site, which becomes available as the site is studied and remediated;
•

The professional judgment of senior-level internal staff, who take into account similar, recent instances of environmental remediation issues, and studies of the Company’s sites, among other considerations;

•	Technologies available that can be used for remediation; and
•	The number and financial condition of other potentially responsible parties and the extent of their responsibility for the remediation.

Deferred Taxes

Deferred income taxes reflect the differences at fiscal year-end between the financial reporting and tax basis of assets and liabilities, based on enacted tax laws and statutory tax rates. Tax credits are recognized as a reduction of income tax expense in the year the credit arises. Periodically, the Company reviews its deferred tax assets to assess whether a valuation allowance is necessary. A valuation allowance is established to reduce deferred tax assets, including net operating loss carryforwards, to the extent the assets are more likely than not to be unrealized. Although realization is not assured, management believes it is more-likely-than-not that the Company’s deferred tax assets will be realized. If the ultimate realization of the Company’s deferred tax assets is significantly different than the expectations, the value of the Company’s deferred tax assets could be materially overstated. The Company established a valuation allowance of $1 million at August 31, 2008 for state tax credits that may expire before they are used.

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

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  41

assumptions. Two critical assumptions, the discount rate and the expected long-term rate of return on the assets of the plan, may have an impact on the Company’s financial condition and results of operations. Actual results will often differ from assumptions relating to long-term rates of return for equities and fixed income securities because of economic and other factors. The discount rate assumption as of August 31, 2008 was 5.77%. A 0.5% increase or decrease in the discount rate would reduce or increase the net pension liability by approximately $1 million as of August 31, 2008 and accumulated other comprehensive income would be reduced or increased by the same amount, adjusted for taxes, and net periodic cost for fiscal 2008 would be reduced or increased by $158,000. The weighted average expected return on assets assumption as of August 31, 2008 was 7.0%. The expected return on assets is a long-term assumption whose accuracy can only be measured over a long period based on past experience. A 0.5% increase or decrease in this assumption would reduce or increase net periodic pension cost by $70,000.

Share-based Compensation

Effective September 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Shared-Based Payment” (“SFAS 123(R)”), which requires the recognition of the fair value of share-based compensation in net income. Share-based compensation expense for all share-based payment awards granted after September 1, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes compensation expense, net of a forfeiture rate, on a straight-line basis over the requisite service period of the award, which is generally the three-year performance period for performance-based shares. The Company estimated the forfeiture rate based on historical experience. Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of subjective assumptions, including the expected life of the share-based payment awards and stock price volatility, which is based on historical month-end closing stock prices. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s share-based compensation expense for performance-based awards could be materially different in the future. If the Company’s actual payout assumption is materially different from its estimate, the share-based compensation expense could be significantly different from what the Company has recorded in the current period. If the pay-out assumption changed by 50%, share-based compensation related to performance awards would increase or decrease by $1 million. See Note 13 – Share-Based Compensation, in the notes to the consolidated financial statements in Part II, Item 8 of this report.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” Revenue is recognized when the Company has a contract or purchase order from a customer with a fixed price, the title and risk of loss transfer to the buyer and collectibility is reasonably assured. Title for both scrap metal and finished steel products transfers upon shipment, based on either cost, insurance and freight or free on board terms. A significant portion of the Company’s ferrous export sales of recycled metal are made with letters of credit, reducing credit risk. However, domestic recycled ferrous metal sales, nonferrous sales and sales of finished steel are generally made on open account. Nonferrous export sales typically require a deposit prior to shipment. For retail sales by APB, revenues are recognized when customers pay for parts or when wholesale products are shipped to the customer location. Historically, there have been very few sales returns and adjustments that impact the ultimate collection of revenues; therefore, no material provisions have been made when the sale is recognized.

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

42  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their risks and impact on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective for the Company as of the first quarter of fiscal 2009. The adoption of SFAS No. 161 will enhance and provide more visibility over the Company’s footnote disclosure surrounding derivative instruments and hedging activities.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 establishes a fair value option under which entities can elect to report certain financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier application is encouraged, provided that the reporting entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 159 becomes effective for the Company in the first quarter of fiscal 2009. The adoption of SFAS No. 159 will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands fair value measurement disclosure. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will be required to adopt SFAS 157 in the first quarter of fiscal 2009. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1 and FSP 157-2. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for non-recurring non-financial assets and liabilities until the beginning of the Company’s first quarter of fiscal 2010. The adoption of SFAS No. 157 will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Company is currently evaluating the requirements of SFAS 157 as it relates to non-recurring non-financial assets and liabilities and has not yet determined an impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. FSP 142-3 will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  43

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

The Company is exposed to commodity price risk, mainly associated with variations in the market price for ferrous and nonferrous metal, including scrap, autobodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. The Company responds to changes in recycled metal selling prices by adjusting purchase prices on a timely basis and by turning rather than holding inventory in expectation of higher prices. The Company actively manages its exposure to commodity price risk and monitors the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on spot market prices, and generally orders are placed 30 to 90 days ahead of shipment date. However, financial results may be negatively impacted where selling prices fall more quickly than purchase price adjustments can be made or when levels of inventory have an anticipated net realizable value that is below average cost. If MRB’s estimate of selling prices per ton increased or decreased by $10, the estimate of the net realizable value adjustment would increase or decrease by $6 million.

The Company is also exposed to risks associated with fluctuations in the market prices for electricity and natural gas, most significantly related to SMB’s energy requirements for its steel mini-mill facility. The Company’s risk strategy associated with the purchase of commodities utilized within its production processes has generally been to make certain commitments with suppliers relating to future and expected requirements for such commodities. SMB purchases electricity under a long-term contract which expires in September 2011. The contract designates hours annually as “interruptible service” and establishes an agreed upon fixed rate energy charge per Million/kWh consumed for each year through the expiration of the agreement. A 10% increase in electricity rates would have resulted in a $1 million impact on fiscal 2008 cost of goods sold.

SMB also has a ‘take-or-pay’ natural gas contract based on fixed prices that expires on May 31, 2011 and obligates it to purchase minimum quantities per day through October 2010, whether or not the amount is utilized. The natural gas contract is subject to the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As of August 31, 2008 the fair value of the natural gas contract derivative and the unrealized loss was $4 million, compared to $1 million at August 31, 2007. The fair value of the natural gas contract derivative is determined using a forward price curve based on observable market price quotations at a major natural gas trading hub. The Company’s valuation model is updated monthly to reflect current market information. A hypothetical 10% increase or decrease in forward market prices for contracted volumes would have changed the fair value at August 31, 2008 by $2 million.

Interest Rate Risk

The Company is exposed to market risk associated with changes in interest rates related to its debt obligations. The Company’s credit line and revolving credit facility are variable in rate and therefore have exposure to changes in interest rates. If market interest rates had changed 10% from actual interest rate levels in fiscal 2008 or 2007, the effect on the Company’s interest expense and net income would not have been material.

Credit Risk

Credit risk relates to the risk of loss that might occur as a result of non-performance by counterparties of their contractual obligations to take delivery of scrap metal and finished steel products and to make financial settlements of these obligations. The Company extends credit based on a variety of methods, including letters of credit on ferrous scrap exports, establishment of credit limits for a proportion of sales on open terms, collection of deposits for certain nonferrous export customers and open terms.

MRB generally ships ferrous bulk sales to foreign customers under contracts supported by letters of credit issued or confirmed by banks deemed credit-worthy by the Company. The letters of credit ensure payment by the customer. As MRB generally sells its export recycled ferrous metal under contracts or orders that generally provide for shipment within 30 to 90 days after the price is agreed, MRB’s customers typically do not have difficulty obtaining letters of

44  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

credit from their banks in periods of rising ferrous prices, as the value of the letters of credit are collateralized by the value of the inventory on the ship. However, in periods of declining prices, MRB’s customers may not be able to obtain letters of credit for the full sales value of the inventory to be shipped. As such, the Company may need to extend credit on open terms for the difference between the sales value under the contract and the value supported by the letter of credit. In addition, the Company could be exposed to loss if a customer fails to pay or the bank providing the letter of credit fails.

As of August 31, 2008, 49% of the Company’s total accounts receivable balance was covered by letters of credit. Of the remaining balance 99% was less than 60 days past due.

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  45

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules and exhibits are omitted, as the information is not applicable or is not required.

46  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management determined that the Company’s internal control over financial reporting was effective as of August 31, 2008.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report, also audited the effectiveness of the Company’s internal control over financial reporting as of August 31, 2008, as stated in their report included herein.

John D. Carter	Richard D. Peach
President and Chief Executive Officer	Chief Financial Officer
October 28, 2008	October 28, 2008

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  47

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Schnitzer Steel Industries, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Schnitzer Steel Industries, Inc. and its subsidiaries at August 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 2 and 12 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other post-retirement plans as of August 31, 2007. As discussed in Note 14 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions as of September 1, 2007.

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

PricewaterhouseCoopers LLP

Portland, Oregon

October 28, 2008

48  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	August 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$15,039	$13,410
Accounts receivable, net of reserves of $3,049 in 2008 and $1,821 in 2007	314,993	170,212
Inventories, net	429,061	258,568
Deferred income taxes	7,808	8,685
Prepaid expenses and other current assets	12,625	10,601

Total current assets	779,526	461,476
Property, plant and equipment, net	431,898	383,910
Other assets:
Investment in and advances to joint venture partnerships	11,896	9,824
Goodwill	306,186	277,083
Intangibles	15,389	12,090
Other assets	9,958	7,031

Total assets	$1,554,853	$1,151,414

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and capital lease obligations, current	$25,490	$20,275
Accounts payable	161,288	89,526
Accrued payroll and related liabilities	64,453	43,145
Environmental liabilities	3,652	4,036
Accrued income taxes	45,040	4,787
Other accrued liabilities	44,999	30,420

Total current liabilities	344,922	192,189
Deferred income taxes	16,807	19,920
Long-term debt and capital lease obligations, net of current maturities	158,933	124,079
Environmental liabilities, net of current portion	40,052	39,249
Other long-term liabilities	11,588	5,540
Minority interests	4,399	5,373
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock–20,000 shares authorized, none issued	—	—
Class A common stock–75,000 shares $1.00 par value authorized, 21,592 and 21,231 shares issued and outstanding	21,592	21,231
Class B common stock–25,000 shares $1.00 par value authorized, 6,345 and 7,328 shares issued and outstanding	6,345	7,328
Additional paid-in capital	11,425	41,344
Retained earnings	939,181	693,470
Accumulated other comprehensive income (loss)	(391)	1,691

Total shareholders’ equity	978,152	765,064

Total liabilities and shareholders’ equity	$1,554,853	$1,151,414

See Notes to Consolidated Financial Statements

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  49

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended August 31,
	2008	2007	2006
Revenues	$3,641,550	$2,572,265	$1,854,715
Operating expenses:
Cost of goods sold	3,013,853	2,179,927	1,526,990
Selling, general and administrative	237,723	186,030	156,862
Environmental matters	(603)	(1,814)	—
(Income) from joint ventures	(11,706)	(5,441)	(4,201)

Operating income	402,283	213,563	175,064
Other income (expense):
Interest income	748	1,106	1,929
Interest expense	(8,649)	(8,213)	(3,498)
Gain on divestiture of joint ventures	—	—	56,856
Gain on sale of assets	—	—	1,425
Other income (expense), net	1,896	2,509	(87)

Total other income (expense)	(6,005)	(4,598)	56,625

Income before income taxes, minority interests and pre-acquisition interests	396,278	208,965	231,689
Income tax expense	(144,203)	(75,333)	(86,871)

Income before minority interests and pre-acquisition interests	252,075	133,632	144,818
Minority interests, net of tax	(3,392)	(2,298)	(1,934)
Pre-acquisition interests, net of tax	—	—	184

Net income	$248,683	$131,334	$143,068

Net income per share - basic	$8.79	$4.38	$4.68

Net income per share - diluted	$8.61	$4.32	$4.65

See Notes to Consolidated Financial Statements

50  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Class A		Class B		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at August 31, 2005	22,490	$22,490	7,986	$7,986	$125,845	$423,178	$29	$579,528
Net income	—	—	—	—	—	143,068	—	143,068
Foreign currency translation adjustment (net of tax)	—	—	—	—	—	—	1,845	1,845

Comprehensive income	—	—	—	—	—	—	—	144,913
Stock options exercised	303	303	—	—	4,296	—	—	4,599
Share—based compensation expense	—	—	—	—	3,060	—	—	3,060
Excess tax benefits from stock options exercised	—	—	—	—	4,080	—	—	4,080
Cash dividends paid - common ($0.068 per share)	—	—	—	—	—	(2,081)	—	(2,081)

Balance at August 31, 2006	22,793	$22,793	7,986	$7,986	$137,281	$564,165	$1,874	$734,099
Net income	—	—	—	—	—	131,334	—	131,334
Foreign currency translation adjustment (net of tax)	—	—	—	—	—	—	631	631

Comprehensive income	—	—	—	—	—	—	—	131,965
Effect of adopting SFAS 158 (net of tax)	—	—	—	—	—	—	(814)	(814)
Share repurchases	(2,500)	(2,500)	—	—	(107,650)	—	—	(110,150)
Stock options exercised and restricted stock units vested	280	280	—	—	832	—	—	1,112
Class B common stock converted to Class A common stock	658	658	(658)	(658)	—	—	—	—
Share—based compensation expense	—	—	—	—	9,801	—	—	9,801
Excess tax benefits from stock options exercised and restricted stock units vested	—	—	—	—	1,080	—	—	1,080
Cash dividends paid - common ($0.068 per share)	—	—	—	—	—	(2,029)	—	(2,029)

Balance at August 31, 2007	21,231	$21,231	7,328	$7,328	$41,344	$693,470	$1,691	$765,064
Net income	—	—	—	—	—	248,683	—	248,683
Foreign currency translation adjustment (net of tax)	—	—	—	—	—	—	(251)	(251)
Net actuarial loss (net of tax)	—	—	—	—	—	—	(1,831)	(1,831)

Comprehensive income	—	—	—	—	—	—	—	246,601
Cummulative effect related to adoption of FIN 48	—	—	—	—	—	(1,055)		(1,055)
Share repurchases	(694)	(694)	—	—	(44,165)	—	—	(44,859)
Class A common stock issued	8	8	—	—	527	—	—	535
Restricted stock withheld for taxes	(22)	(22)	—	—	(2,212)	—	—	(2,234)
Issuance of restricted stock	60	60	—	—	(60)	—	—	—
Stock Options exercised and restricted stock units vested	26	26	—	—	497	—	—	523
Class B common stock converted to Class A common stock	983	983	(983)	(983)	—	—	—	—
Share-based compensation expense	—	—	—	—	14,487	—	—	14,487
Excess tax benefits from stock options exercised and restricted stock units vested	—	—	—	—	1,007	—	—	1,007
Dividends paid and declared - common ($0.068 per share)	—	—	—	—	—	(1,917)	—	(1,917)

Balance at August 31, 2008	21,592	$21,592	6,345	$6,345	$11,425	$939,181	$(391)	$978,152

See Notes to Consolidated Financial Statements

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  51

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$248,683	$131,334	$143,068
Noncash items included in income:
Depreciation and amortization	51,362	40,563	31,411
Noncash inventory write-down	48,967	—	—
Minority and pre-acquisition interests	3,392	2,298	2,101
Deferred income taxes	2,582	8,134	(6,611)
Distributed/(undistributed) equity in earnings of joint ventures	(5,427)	(2,945)	15,635
Share-based compensation expense	14,487	9,801	3,060
Gain on disposition of joint venture assets	—	—	(56,856)
Excess tax benefit from stock options exercised	(1,007)	(1,080)	(4,080)
Environmental matters	(603)	(1,814)	—
(Gain) loss on disposal of assets	414	1,486	(1,040)
Unrealized loss on derivatives	2,541	1,358	—
Changes in assets and liabilities:
Accounts receivable	(130,695)	(42,875)	(840)
Inventories	(215,812)	15,369	(60,969)
Prepaid expenses and other	(2,875)	3,390	10,246
Intangibles and other assets	(3,564)	(1,095)	624
Accounts payable	54,108	17,432	11,616
Other accrued liabilities	76,774	10,979	10,953
Investigation reserve	—	(15,225)	15,225
Environmental liabilities	(1,243)	(358)	(7,553)
Other long-term liabilities	(320)	2,563	(775)

Net cash provided by operating activities	141,764	179,315	105,215

Cash flows from investing activities:
Capital expenditures	(84,262)	(80,853)	(86,583)
Acquisitions, net of cash acquired	(46,888)	(44,634)	(77,237)
(Advances to) payments from joint ventures, net	3,092	1,980	(1,309)
Purchase of minority shareholders’ interest	—	—	(25,300)
Proceeds from sale of assets	917	282	2,984
Cash flows from (used in) non-hedge derivatives	(822)	(1,908)	(2,617)
Restricted cash	—	7,725	(7,725)

Net cash used in investing activities	(127,963)	(117,408)	(197,787)

Cash flows from financing activities:
Proceeds from line of credit	490,500	469,900	217,500
Repayment of line of credit	(485,500)	(449,900)	(217,500)
Borrowings from long-term debt	1,414,600	846,511	455,577
Repayment of long-term debt	(1,379,946)	(826,739)	(360,615)
Repurchase of Class A common stock	(44,859)	(110,150)	-
Stock options exercised and restricted stock units vested	523	1,112	3,565
Restricted stock withheld for taxes	(2,234)	—	—
Excess tax benefit from stock options exercised	1,007	1,080	4,080
Distributions to minority interests	(4,705)	(3,939)	(3,680)
Dividends declared and paid	(1,434)	(2,029)	(2,081)

Net cash provided by (used in) financing activities	(12,048)	(74,154)	96,846

Effect of exchange rate changes on cash	(124)	301	437
Net increase (decrease) in cash and cash equivalents	1,629	(11,946)	4,711
Cash and cash equivalents at beginning of period	13,410	25,356	20,645

Cash and cash equivalents at end of period	$15,039	$13,410	$25,356

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$8,400	$9,837	$4,250
Income taxes, net of refunds received	$97,825	$59,554	$83,505

See Notes to Consolidated Financial Statements

52  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations

Founded in 1906, Schnitzer Steel Industries, Inc. (the “Company”), an Oregon corporation, is currently one of the nation’s largest recyclers of ferrous and nonferrous metal, a leading recycler of used and salvaged vehicles and a manufacturer of finished steel products.

The Company operates in three reportable segments that include the Metals Recycling Business (“MRB”), the Auto Parts Business (“APB”) and the Steel Manufacturing Business (“SMB”). MRB purchases, collects, processes, recycles, sells, trades and brokers recycled metal by operating one of the largest metal recycling businesses in the United States (“U.S.”). APB is one of the country’s leading self-service and full-service used auto parts networks. Additionally, APB is a supplier of autobodies to MRB, which processes the autobodies into sellable recycled metal. SMB purchases recycled metal from MRB and uses its mini-mill to process the recycled metal into finished steel products. The Company provides an end of life cycle solution for a variety of products through its vertically integrated businesses, including sale of used auto parts, procuring autobodies and other metal products and manufacturing them into finished steel products.

As of August 31, 2008, all of the Company’s facilities were located in the U.S. and Canada.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned and wholly-owned subsidiaries. In addition, the Company holds a 50% interest in five joint ventures which are accounted for under the equity method. All significant intercompany account balances, transactions and profits have been eliminated at August 31, 2008, 2007 and 2006.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts of $51 million and $26 million as of August 31, 2008 and August 31, 2007, respectively.

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

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  53

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

obligations to the Company, management records a specific allowance against amounts due and reduces the net recognized receivable to the amount the Company believes will be collected. For all other customers, the Company maintains a reserve that considers the total receivables outstanding, historical collection rates and economic trends. The allowance for doubtful accounts was $3 million and $2 million at August 31, 2008 and 2007, respectively.

Inventories, net

The Company’s inventories primarily consist of ferrous and nonferrous processed and unprocessed metal, used and salvaged vehicles and finished steel products consisting of rebar, coiled rebar, merchant bar and wire rod. Inventories are stated at the lower of cost or market. MRB determines the cost of ferrous and nonferrous inventories principally using the average cost method and capitalizes substantially all direct costs and yard costs into inventory. APB establishes cost for used and salvaged vehicle inventory based on the average price the Company pays for a vehicle. The self-service business capitalizes only the vehicle cost into inventory, while the full-service business capitalizes the vehicle cost, dismantling, and where applicable, storage and towing fees into inventory. SMB establishes its finished steel product inventory cost based on a weighted average cost, and capitalizes all direct and indirect costs of manufacturing into inventory. Indirect costs of manufacturing include general plant costs, maintenance, human resources and yard costs. The Company evaluates whether its inventory is properly valued at the lower of cost or market on a quarterly basis. The Company considers estimated future selling prices when determining the estimated net realizable value for its inventory. However, as MRB generally sells its export recycled ferrous metal under contracts that provide for shipment within 30 to 90 days after the price is agreed, it utilizes the selling prices under committed contracts and sales orders for determining the estimated market price of quantities on hand that will be shipped under these contracts and orders.

Due to variations in product density, holding period and production processes utilized to manufacture the product, physical inventories will not necessarily detect all variances. To mitigate this risk, the Company adjusts the value of its ferrous physical inventories when the volume of a commodity is low and a physical inventory count can more accurately predict the remaining volume. In addition, the Company establishes inventory reserves based upon historical experience of adjustments to further mitigate the risk of significant adjustments when determined reasonable. The reserve was $1 million and $2 million as of August 31, 2008 and 2007, respectively.

Property, Plant and Equipment, net

Property, plant and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, while routine repair and maintenance costs are expensed as incurred. Capitalized interest for fiscal 2008 was immaterial and for 2007 was $2 million. When assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and resulting gains or losses are generally included in operating expenses. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful lives of the property or the remaining lease term, whichever is less. At August 31, 2008, the useful lives used for depreciation and amortization were as follows:

	Useful life	Weighted average useful life

Buildings	8 to 40 years	24 years
Land improvements	3 to 25 years	13 years
Leasehold improvements	5 to 20 years	10 years
Machinery and equipment	3 to 20 years	11 years
ERP systems	10 years	10 years
Office equipment	2 to 20 years	5 years

54  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-lived Assets

The Company estimates the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists when certain triggering events or circumstances indicate that the carrying value of a long-lived asset may be impaired. If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, the Company records an impairment for the difference between the carrying amount and the fair value of the asset. There were no material adjustments to the carrying value of long-lived assets during the years ended August 31, 2008, 2007 and 2006.

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and intangible assets of the acquired entities. The Company accounts for its goodwill and other intangibles under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). Under SFAS 142, goodwill is not amortized, but it is tested for impairment at least annually. Each year the Company tests for impairment of goodwill according to a two-step approach. In the first step the Company estimates the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step, less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between the annual tests, which take place during the second quarter, if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Non-compete agreements are amortized over the lives of the respective agreements on a straight-line basis, which is reflective of the period of benefit. The Company’s other intangible assets with indefinite lives, including tradenames and real property options, are not amortized, but are also tested for impairment at least annually or as events and circumstances arise which may trigger impairment. The impairment test consists of a comparison of the fair value of the intangible assets to their carrying amount.

Accrued Worker’s Compensation Costs

The Company is self-insured up to a maximum amount for worker’s compensation claims and as such, a reserve for the costs of unpaid claims and incurred but not reported claims has been recorded as of the balance sheet date. The Company’s exposure to claims is protected by various stop-loss insurance policies. The estimate of this reserve is based on historical claim experience. At August 31, 2008 and 2007, the Company accrued $6 million and $7 million, respectively, for the estimated cost of worker’s compensation claims.

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

When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the financial statements. In a number of cases, it is possible that the Company may receive reimbursement through insurance or from other potentially responsible parties identified in a claim. In these situations, recoveries of environmental remediation costs from other parties are recognized when the claim for recovery is actually realized. As assessments and remediation progresses at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional information that becomes available.

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  55

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivatives

The Company employs derivatives in connection with its foreign currency exchange rate activities, including forward purchases and sales. In addition, the Company’s natural gas contract to supply the SMB mini-mill is classified as a derivative in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Refer to Note 11 – Commitments and Contingencies for more information on the SMB natural gas contract derivative. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments. Derivative instruments are recorded in the Consolidated Balance Sheets at fair value as either assets or liabilities unless they are designated and qualify for the normal purchases and normal sales exemption afforded by SFAS 133. Derivative contracts for commodities used in normal business operations that are settled by physical delivery, among other criteria, are eligible for and may be designated as normal purchases and normal sales pursuant to the exemption. Contracts that qualify as normal purchases or normal sales are not marked-to-market.

When available, quoted market prices or prices obtained through external sources are used to measure a contract’s fair value. The fair value of these instruments is a function of underlying forward commodity prices, related volatility, counterparty creditworthiness and duration of the contracts.

Net realized and unrealized losses related to foreign currency contract settlements and mark-to-market adjustments on open foreign currency contracts were $1 million, $2 million and $1 million for the years ended August 31, 2008, 2007 and 2006, respectively.

Historically, the Company held foreign currency forward contracts denominated in euros. The fair value of these contracts was estimated based on quoted market prices. At August 31, 2008 there were no foreign currency forward contracts denominated in euros, and consequently there was no derivative liability or asset. The Company held foreign currency forward contracts denominated in euros at August 31, 2007 and 2006. The mark-to-market adjustments on these contracts resulted in a derivative liability of $83,000 and $12,000 as of August 31, 2007 and 2006, respectively. The related mark-to-market expense was recorded in other income (expense) for the MRB.

Foreign Currency Translation and Transactions

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

The aggregate amounts of net realized and unrealized foreign currency transaction gains were $1 million, $2 million and $1 million for the years ended August 31, 2008, 2007 and 2006, respectively.

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

56  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

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

Revenue Recognition

The Company recognizes revenue when it has a contract or purchase order from a customer with a fixed price, the title and risk of loss transfer to the buyer and collectibility is reasonably assured. Title for both metal and finished steel products transfers upon shipment, based on either cost, insurance and freight (“CIF”) or free on board (“FOB”) terms. A significant portion of the Company’s ferrous export sales of recycled metal are made with letters of credit, reducing credit risk. However, domestic recycled ferrous metal sales, nonferrous sales and sales of finished steel are generally made on open account. Nonferrous export sales typically require a deposit prior to shipment. For retail sales by APB, revenues are recognized when customers pay for parts or when wholesale products are shipped to the customer location. Historically, there have been very few sales returns and adjustments that impact the ultimate collection of revenues; therefore, no material provisions have been made when the sale is recognized.

Freight Costs

The Company classifies shipping and handling costs billed to customers as revenue and the related costs incurred as a component of cost of goods sold.

Income Taxes

Income taxes are accounted for using an asset and liability method. This requires the recognition of taxes currently payable or refundable and the recognition of deferred tax assets and liabilities for the future tax consequences of events that are recognized in one reporting period on the consolidated financial statements but in a different reporting period on the tax returns. Tax credits are recognized as a reduction of income tax expense in the year the credit arises. See Note 14 – Income Taxes.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, and derivative financial instruments used in hedging activities. The majority of cash and cash equivalents are maintained with two major financial institutions (Bank of America and Wells Fargo Bank, N.A.). Balances in these institutions exceeded the FDIC insurance amount of $100,000 as of August 31, 2008 and 2007.

Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.

The Company is also exposed to credit loss in the event of non-performance by counterparties on the foreign exchange contracts used in hedging activities. These counterparties are large international financial institutions and to date, no such counterparty has failed to meet its financial obligations to the Company and the Company does not anticipate nonperformance by these counterparties.

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  57

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company is exposed to credit risk with respect to open letters of credit, as most shipments to foreign customers are supported by letters of credit. As of August 31, 2008 the Company had $153 million of open letters of credit.

Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the incremental dilutive effect of stock options, restricted stock units (“RSU’s”) and other stock based awards. Certain of the Company’s stock options, RSUs and performance share awards were excluded from the calculation of diluted earnings per share because they were antidilutive, but these options and awards could be dilutive in the future. See Note 15 – Earnings and Dividends Per Share.

Share-Based Compensation

On September 1, 2005, the Company adopted the provisions of SFAS No. 123 (R), “Share-Based Payment,” (“SFAS No. 123 (R)”) requiring the Company to recognize expense related to the fair value of share-based compensation awards. Refer to Note 13 – Share-Based Compensation for details.

Pension and Other Postretirement Benefit Plans

The Company sponsors a defined benefit pension plan for certain of its non-union employees. Pension benefits are based on formulas that reflect the employees’ expected service periods based on the terms of the plan and the impact of the Company’s investment and funding decisions.

Effective August 31, 2007, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (“SFAS 158”), which requires that the Company’s consolidated balance sheets reflect the funded status of the pension and postretirement plans. SFAS 158 requires an employer to recognize the funded status of its defined benefit pension and postretirement benefit plans as a net asset or liability in its statement of financial position, with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income. Following the adoption of SFAS 158, additional minimum pension liabilities and related intangible assets are no longer recognized. See Note 12 – Employee Benefits.

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

Note 3 – Recent Accounting Pronouncements

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

58  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their risks and impact on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective for the Company as of the first quarter of fiscal 2009. The adoption of SFAS No. 161 will enhance and provide more visibility over the Company’s footnote disclosure surrounding its derivative instruments and hedging activities.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 establishes a fair value option under which entities can elect to report certain financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier application is encouraged, provided that the reporting entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 159 becomes effective for the Company in the first quarter of fiscal 2009. The adoption of SFAS No. 159 will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands fair value measurement disclosure. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will be required to adopt SFAS 157 in the first quarter of fiscal 2009. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1 and FSP 157-2. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for non-recurring non-financial assets and liabilities until the beginning of the Company’s first quarter of fiscal 2010. The adoption of SFAS No. 157 will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Company is currently evaluating the requirements of SFAS 157 as it relates to non-recurring non-financial assets and liabilities and has not yet determined an impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. FSP 142-3 will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  59

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Inventories, net

Inventories consisted of the following at August 31 (in thousands):

	2008	2007
Processed and unprocessed metal	$279,019	$140,272
Work in process	17,328	21,604
Finished goods	101,844	80,888
Supplies	31,995	17,670
Inventory reserve	(1,125)	(1,866)

Inventories, net	$429,061	$258,568

The Company makes certain assumptions regarding future demand and net realizable value in order to assess that inventory is properly recorded at the lower of cost or market. The assumptions are based on both historical experience and current information. Due to declines in the future selling prices of scrap metal that began in the second half of the fourth quarter of fiscal 2008, the Company recorded an adjustment of $49 million to reduce the value of its inventory (and increase cost of sales) at August 31, 2008 to the lower of cost or market in accordance with Accounting Research Bulletin 43. The Company did not have any adjustments for lower of cost or market as of August 31, 2007.

Note 5 – Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following at August 31 (in thousands):

	2008	2007
Machinery and equipment	$468,693	$424,997
Land and improvements	162,615	152,887
Buildings and leasehold improvements	57,888	48,680
Office equipment	27,424	21,528
ERP systems	6,050	4,304
Construction in progress	28,482	12,127

	751,152	664,523
Less: accumulated depreciation	(319,254)	(280,613)

Property, plant and equipment, net	$431,898	$383,910

Depreciation expense for property, plant and equipment was $48 million, $39 million and $29 million for fiscal 2008, 2007, and 2006, respectively.

60  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Investment in and Advances to Joint Ventures

As of August 31, 2008, the Company had five remaining joint venture interests which were accounted for under the equity method of accounting and presented as part of the MRB operations.

The following tables present summarized unaudited financial information for the Company’s joint ventures in which the Company was a partner (in thousands):

	August 31,
	2008	2007
Current assets	$35,044	$22,037
Non-current assets	16,483	10,486

Total Assets	$51,527	$32,523

Current liabilities	$15,341	$11,989
Non-current liabilities	2,493	677
Partners’ equity	33,693	19,857

Total Liabilities and Partners’ Equity	$51,527	$32,523

	August 31,
	2008	2007	2006
Revenues	$105,952	$68,831	$46,016
Operating income	$24,707	$10,484	$5,903
Net income	$25,113	$11,020	$6,365

The Company’s investment in equity method joint venture investments has resulted in cumulative undistributed earnings of $12 million at August 31, 2008, that are included as a part of partners’ equity of the joint ventures.

Note 7 – Business Combinations

The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified assets acquired in the transactions described below for a number of reasons, including, but not limited to the following:

•	The Company will benefit from the assets and capabilities of these acquisitions, including additional resources, skills and industry expertise;
•	The acquired businesses strengthen the Company’s regional market position; and
•	The Company anticipates cost savings, efficiencies and synergies.

The acquisitions were accounted for by the purchase method of accounting, and therefore their results of operations have been included in the Consolidated Statements of Income since their respective acquisition dates with the exception of two of the entities acquired in the Hugo Neu Corporation separation and termination agreement, discussed below.

In fiscal 2008, the Company completed the following acquisitions:

•	In September 2007, the Company acquired a mobile metals recycling business that provides additional sources of scrap metal to the Everett, Massachusetts facility.
•	The Company acquired two metals recycling businesses in November 2007 and one metals recycling business in February 2008 that expanded the Company’s presence in the Southeastern U.S.
•

In February 2008, the Company acquired the remaining 50% equity interest in an auto parts business located in Nevada in exchange for its 50% interest in the land and buildings, owned by the entity. The acquired business was previously consolidated into the Company’s financial statements because the Company maintained operating control over the entity.

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  61

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	In August 2008, the Company acquired a self-service used auto parts business with three locations in the Southern U.S.

In fiscal 2007, the Company completed the following acquisitions:

•	In December 2006, the Company acquired a metals recycling business to provide additional sources of scrap metal for the mega-shredder in Everett, Massachusetts.
•	In May 2007, the Company acquired two metals recycling businesses that separately provide scrap metal to the Everett, Massachusetts and Tacoma, Washington facilities.

The acquisitions completed in fiscal 2008 and 2007 were not material, individually or in the aggregate, to the Company’s financial position or results of operations. Pro forma operating results for the fiscal 2008 and 2007 acquisitions are not presented, since the aggregate results would not be significantly different than historical results.

In fiscal 2006, the Company completed the following acquisitions:

On September 30, 2005, the Company, Hugo Neu Corporation (“HNC”) and certain of their subsidiaries closed a transaction to separate and terminate their metal recycling joint venture relationships. The Company received the following as a result of the HNC joint venture separation and termination:

•	Prolerized New England Company (“PNE”), which was comprised of various processing and recycling operations in Massachusetts, New Hampshire, Rhode Island and Maine;
•

Hugo Neu Schnitzer Global Trade, a scrap metal business in parts of Russia and the Baltic region. The Company entered into a non-compete agreement with HNC that bars HNC from buying scrap metal in certain areas in Russia and the Baltic region for a five-year period ending on June 8, 2010;

•	THS Recycling LLC, dba Hawaii Metals Recycling Company (“HMR”), a Hawaii metals recycling business; and
•	A payment of $37 million in cash received from HNC.

HNC received the following as a result of the HNC joint venture separation and termination:

•	The joint venture operations in New York, New Jersey and California; and
•	The assets and related liabilities of Hugo Neu Schnitzer Global Trade that are not related to the Russian and Baltic region.

The divestiture of the Company’s interest in the joint ventures with HNC enabled the Company to expand its metal recycling operations to the northeastern U.S. and Hawaii. In addition, the divestiture removed restrictions on the Company’s ability to pursue additional acquisition opportunities.

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

Other acquisitions completed in fiscal 2006, were:

•

In September 2005, the Company acquired GreenLeaf Auto Recyclers, LLC (“GreenLeaf”) and five properties previously leased by GreenLeaf and assumed certain GreenLeaf debt obligations for $45 million, including acquisition costs of $1 million.

•

In October 2005, the Company purchased substantially all of the assets of Regional Recycling, LLC (“Regional”) for $69 million, including acquisition costs of $600,000, and assumed certain liabilities.

62  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	In March 2006, the Company purchased the remaining 40% minority interest in Metals Recycling, LLC (“MRL”), a Rhode Island based metals recycling business, for $25 million.

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

The following table was prepared on a pro forma basis for the year ended August 31, 2006 as though the acquisitions under the HNC separation and termination and the GreenLeaf and Regional acquisitions had occurred as of the beginning of the period (in thousands, except per share amounts):

	August 31, 2006
(unaudited)
Revenues	$1,902,265
Net income	150,285	(1)
Net income per share:
Basic	$4.91
Diluted	$4.88

(1)	An after tax gain of $35 million related to the HNC separation and termination agreement is included in the pro forma and actual results for the year ended August 31, 2006.

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining operations.

Note 8 – Goodwill and Other Intangible Assets, Net

The following table presents the Company’s intangible assets and their related lives as of August 31 (in thousands):

	2008			2007
	Life In Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	Indefinite	$306,186	$—	$277,083	$—
Identifiable intangibles:
Tradename	Indefinite	1,722	—	1,722	—
Tradename	5 – 6	507	(150)	398	(60)
Covenants not to compete	3 – 10	16,490	(7,063)	11,239	(4,426)
Leasehold interests	4 – 25	1,550	(402)	1,550	(264)
Lease termination fee	15	200	(177)	200	(169)
Permits & licenses	Indefinite	361	—	361	—
Supply contracts	5	3,214	(1,073)	1,877	(488)
Real property options	Indefinite	210	—	150	—

		$330,440	$(8,865)	$294,580	$(5,407)

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  63

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the carrying amount of goodwill by reporting segment for the years ended August 31, 2008 and 2007, respectively, are as follows (in thousands):

	MRB	APB	Total
Balance as of August 31, 2006	$143,106	$123,569	$266,675
Fiscal 2007 acquisitions	8,432	—	8,432
Foreign currency translation adjustment	—	1,370	1,370
Purchase accounting adjustments	606	—	606

Balance as of August 31, 2007	152,144	124,939	277,083
Fiscal 2008 acquisitions	18,701	11,152	29,853
Foreign currency translation adjustment	—	(107)	(107)
Purchase accounting adjustments	(643)	—	(643)

Balance as of August 31, 2008	$170,202	$135,984	$306,186

The total intangible asset amortization expense for the years ended August 31, 2008, 2007, and 2006 was $4 million, $2 million and $2 million, respectively. The estimated amortization expense, based on current intangible asset balances, for the next five fiscal years beginning September 1, 2008 is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2009	$3,760
2010	3,478
2011	2,384
2012	1,593
2013	821
Thereafter	1,060

$13,096

Note 9 – Short-Term Borrowings

The Company’s short-term borrowings consist primarily of an unsecured uncommitted credit line with Wells Fargo Bank, N.A., which was increased by $5 million to $25 million, on March 1, 2008. The term of this credit facility was also extended to March 1, 2009. Interest rates on outstanding indebtedness under the unsecured line of credit are set by the bank at the time of borrowing. The weighted average interest rate on this line was 2.69% at August 31, 2008. As of August 31, 2008 and August 31, 2007 the Company had $25 million and $20 million, respectively, outstanding under this agreement. The credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of August 31, 2008 and 2007 the Company was in compliance with all such covenants.

64  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following as of August 31, (in thousands):

	2008	2007
Bank unsecured revolving credit facility (4.24% at August 31, 2008)	$150,000	$115,000
Tax-exempt economic development revenue bonds due January 2021, interest payable monthly at a variable rate (2.33% at August 31, 2008), secured by a letter of credit	7,700	7,700
Capital lease obligations (5.62% to 7.14%, due through November 2014)	1,463	1,478
Other	260	176

Total long-term debt	159,423	124,354
Less: current maturities	(490)	(275)

Long-term and capital lease obligations, net of current maturities	$158,933	$124,079

In November 2005, the Company entered into an amended and restated unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto, which was amended in July 2007. The revised agreement provides for a five-year, $450 million revolving credit facility maturing in July 2012. Interest rates on outstanding indebtedness under the amended agreement are based, at the Company’s option, on either the London Interbank Offered Rate (“LIBOR”) plus a spread of between 0.50% and 1.00%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. The weighted average interest rate on this line was 4.24% at August 31, 2008. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.10% and 0.25% based on a pricing grid tied to the Company’s leverage ratio. As of August 31, 2008 and 2007 the Company had borrowings outstanding under the credit facility of $150 million and $115 million, respectively.

The bank credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of August 31, 2008 the Company was in compliance with all such covenants.

Additionally, as of August 31, 2008 and 2007, the Company had $8 million of long-term bonded indebtedness that matures in January 2021.

Principal payments on long-term debt and capital lease obligations during the next five fiscal years and thereafter are as follows (in thousands):

Years ending August 31:	Long-term Debt	Capital Lease Obligation	Total
2009	$153	$397	$550
2010	104	337	441
2011	3	225	228
2012	150,000	225	150,225
2013	—	225	225
Thereafter	7,700	281	7,981

	157,960	1,690	159,650
Amounts representing interest	—	(227)	(227)

	$157,960	$1,463	$159,423

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  65

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Commitments and Contingencies

Commitments

The Company leases a portion of its capital equipment and certain of its facilities under leases that expire at various dates through December 26, 2026. Rent expense was $21 million, $18 million and $13 million for fiscal 2008, 2007 and 2006, respectively. See discussion of leases with related parties in Note 16-Related Party Transactions.

The Company’s steel manufacturing operations are exposed to market risk due to variations in the market price of natural gas. As a result, the Company uses derivative instruments, specifically forward purchases, to manage these inherent commodity price risks. SMB has a take-or-pay natural gas contract that expires on May 31, 2011 and obligates it to purchase minimum quantities per day through October 31, 2010, whether or not the amount is utilized.

The fair value of the natural gas is determined using a forward price curve based on observable market price quotations at a major natural gas trading hub. Effective for the delivery period from July 1, 2008 through October 31, 2009, the committed rate is $10.48 per million British Thermal Units (“MMBTU”). The rate increases to $10.99 for the period November 1, 2009 through October 31, 2010. The mark-to-market adjustments on the contract resulted in derivative liability of $4 million as of August 31, 2008. The related mark-to-market expense was recorded as part of cost of goods sold on the income statement.

SMB also has an electricity contract with McMinnville Water and Light that requires a minimum purchase of electricity at a rate subject to variable pricing, whether or not the amount is utilized. The contract expires in September 2011.

The table below sets forth the Company’s future minimum obligations under non-cancelable operating leases from unrelated parties, service obligations and purchase commitments as of August 31, 2008 (in thousands):

Fiscal Year	Operating Leases	Service Obligations	Purchase Commitments	Total
2009	$14,204	$1,963	$13,696	$29,863
2010	11,798	654	11,140	23,592
2011	9,651	—	3,881	13,532
2012	6,597	—	878	7,475
2013	4,883	—	—	4,883
Thereafter	12,142	—	—	12,142

Total	$59,275	$2,617	$29,595	$91,487

Contingencies-Environmental

The Company evaluates the adequacy of its environmental reserves on a quarterly basis in accordance with Company policy. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures for which reserves were established are made.

66  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the Company’s environmental reserves are as follows (in thousands):

Reporting Segment	Beginning Balance 9/1/2006	Reserves Established, Net	Payments	Balance 8/31/2007	Reserves Established/ (Released), Net(1)	Payments	Ending Balance 8/31/2008
Metals Recycling Business	$23,125	$2,241	$(358)	$25,008	$2,939	$(1,243)	$26,704
Auto Parts Business	18,277	—	—	18,277	(1,277)	—	17,000

Total	$41,402	$2,241	$(358)	$43,285	$1,662	$(1,243)	$43,704

(1)

During fiscal 2008, the Company recorded $2 million in environmental reserves in purchase accounting related to its 2008 acquisitions and released approximately $1 million related to environmental issues that were remediated during fiscal 2008.

Metals Recycling Business

At August 31, 2008, MRB’s environmental reserves consisted primarily of the reserves established in connection with the Hylebos Waterway, the Portland Harbor and various acquisitions consummated in fiscal 2006, 2007 and 2008.

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

During the second phase of the dredging in the head of the Hylebos Waterway, which began in July 2004, the Company incurred remediation costs of $16 million during fiscal 2005. The Company’s cost estimates were based on the assumption that dredge removal of contaminated sediments would be accomplished within one dredge season, from July 2004 to February 2005. However, due to a variety of factors, including dredge contractor operational issues and other dredge related delays, the dredging was not completed during the first dredge season. As a result, the Company recorded environmental charges of $14 million in fiscal 2005, primarily to account for additional estimated costs to complete this work during a second dredging season. The Company and the Other Party then incurred additional remediation costs of $7 million during fiscal 2006. The Company and the Other Party filed a complaint in the U.S. District Court for the Western District of Washington at Tacoma against the dredge contractor to recover damages and a significant portion of cost overruns incurred in the second dredging season to complete the project. Following a trial that concluded in February 2007, a jury awarded the Company and the Other Party damages in the amount of $6 million. The judgment has been appealed by the dredge contractor, and enforcement of the judgment is stayed pending the appeal. No accrual or reduction of liabilities is recorded until all legal options have been resolved and the award is certain and deemed collectible. The Company and the Other Party also pursued settlement negotiations with and legal actions against other non-settling, non-performing PRPs to recover, and have recovered additional amounts. As of August 31, 2008, environmental reserves for the Hylebos Waterway aggregated $3 million.

Portland Harbor

In fiscal 2006, the Company was notified by the EPA under CERCLA that it was one of at least 69 PRPs that own or operate or formerly owned or operated sites adjacent to the Portland Harbor Superfund site. The precise nature and extent of any clean-up of the Portland Harbor, the parties to be involved, the process to be followed for any clean-up

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  67

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During fiscal 2006, the Company received letters from the LWG and one of its members with respect to participating in the LWG Remedial Investigation/Feasibility Study (“RI/FS”) and demands from various parties in connection with environmental response costs allegedly incurred in investigating contamination at the Portland Harbor Superfund site. In an effort to develop a coordinated strategy and response to these demands, the Company joined with more than twenty other newly-noticed parties to form the Blue Water Group (“BWG”). All members of the BWG declined to join the LWG. As a result of discussions between the BWG, LWG, EPA and Department of Environmental Quality (“DEQ”) regarding a potential cash contribution to the RI/FS, certain members of the BWG, including the Company, have agreed to an interim settlement with the LWG under which the Company would contribute toward the BWG’s total settlement amount.

The DEQ is performing investigations involving the Company sites which are focused on controlling any current releases of contaminants into the Willamette River. In January 2008, the Natural Resource Damages Trustee Council (“Trustees”) for Portland Harbor invited the Company and other PRPs to participate in funding and implementing the Natural Resource Injury Assessment for the site. Following meetings among the Trustees and the PRPs, a funding and participation agreement was negotiated under which the participating PRPs agreed to fund the first phase of natural resource damage assessment. The Company joined in that agreement and agreed to pay $100,000 of those costs. The cost of the investigations and remediation associated with these properties is not reasonably estimable until the completion of the data review and further investigations now being conducted by the LWG and the Natural Resource Damage trustees. In fiscal 2006 the Company recorded a liability for its estimated share of the costs of the investigation incurred by the LWG to date. The Company’s estimated share of these costs is not considered to be material. The Company has reserved $1 million for investigation costs of the Portland Harbor.

Other Metals Recycling Business Sites.

During fiscal 2006, 2007 and 2008, the Company conducted environmental due diligence investigations in connection with the HNC, Regional, MRL and other MRB acquisitions. As a result of these investigations, the Company identified certain environmental risks and accrued for its share of the estimated costs to remediate these risks. These reserves were recorded as part of purchase accounting for the acquisitions. No environmental compliance enforcement proceedings are pending with respect to any of these sites. As of August 31, 2008, environmental reserves for theses sites aggregated $15 million. The Company’s environmental reserves also include approximately $6 million for potential future clean-up of other sites at which the Company or its subsidiaries have conducted business or allegedly disposed of other materials.

Auto Parts Business

From fiscal 2003 through fiscal 2008, the Company completed five acquisitions of businesses within the APB segment. At the time of each acquisition, the Company conducted environmental due diligence investigations related to locations involved in the acquisition. APB recorded a reserve for the estimated cost to address any environmental matters identified as a result of these investigations. The reserve is evaluated quarterly according to Company policy. As of August 31, 2008, environmental reserves for APB aggregated $17 million, which includes an environmental reserve of $5 million for the GreenLeaf acquisition. No environmental enforcement proceedings are pending with respect to any of these sites.

68  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 12 – Employee Benefits

The Company and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies. These plans include a defined benefit plan, a supplemental executive retirement benefit plan, defined contribution plans, and multiemployer pension plans. The Company currently uses an August 31 measurement date for its pension and postretirement plans.

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  69

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company adopted SFAS No. 158 on August 31, 2007 for both its defined benefit pension plan and its SERBP. Upon adoption of SFAS No. 158 in fiscal 2007, the Company recorded a decrease of $2 million in other assets (net pension asset, long-term), an increase of $0.5 million in deferred income tax asset, a decrease of $0.4 million in long-term liabilities and a decrease of $1 million in accumulated other comprehensive income. SFAS No. 158 requires an entity to (i) recognize in its statement of financial position an asset for its defined benefit pension and postretirement benefit plans overfunded status or a liability for a plan’s underfunded status, (ii) measure a defined benefit pension and postretirement benefit plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and (iii) recognize changes in the funded status of the defined benefit pension and postretirement benefit plans in comprehensive income in the year in which the changes occur. The requirement to measure plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position is consistent with the Company’s current accounting treatment. Following the adoption of SFAS 158, additional minimum pension liabilities and related intangible assets are no longer recognized.

Plan assets are valued at market value which represents fair value. The following table sets forth the change in benefit obligation, change in plan assets and funded status at August 31 (in thousands):

	Defined Benefit Plan		SERBP
	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$13,492	$13,752	$2,073	$2,026
Service cost	—	—	42	40
Interest cost	753	768	120	114
Actuarial loss (gain)	843	57	(197)	44
Benefits paid	(814)	(1,085)	(150)	(151)

Benefit obligation at end of year	$14,274	$13,492	$1,888	$2,073

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$14,852	$13,938	—	—
Actual return on (loss from) plan assets	(929)	1,999	—	—
Transfers/acquisitions	57	—	—	—
Employer contribution	1,500	—	150	151
Benefits paid	(814)	(1,085)	(150)	(151)

Fair value of plan assets at end of year	$14,666	$14,852	$—	$—

Funded status:
Fair value of plan assets less projected pension benefit	$392	$1,360	$(1,888)	$(2,073)

70  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Defined Benefit Plan		SERBP
	2008	2007	2008	2007
Amounts at August 31 (in thousands):
Amounts recognized in the consolidated balance sheets:
Other assets (net pension asset, long-term)	$392	$1,360	$—	$—
Restricted trust fund (long-term assets)	—	—	2,009	2,473
Other accrued liabilities (current)	—	—	(147)	(145)
Other long-term liabilities	—	—	(1,741)	(1,928)
Amounts recognized in other comprehensive income:
Net actuarial loss (gain)	$2,601	$1,668	$(172)	$(354)

Estimated amount of actuarial loss expected to be recognized for net periodic cost in fiscal 2009 (in thousands):

Defined Benefit Plan	$88
SERBP	$128

Components of net periodic pension benefit cost at August 31 (in thousands):

	Defined Benefit Plan			SERBP
	2008	2007	2006	2008	2007	2006
Service cost	$—	$—	$1,193	$42	$40	$—
Interest cost	753	768	809	120	114	109
Expected return on plan assets	(974)	(924)	(1,005)	—	—	—
Amortization of past service cost	—	—	4	—	—	—
Recognized actuarial loss (gain)	87	152	248	(25)	(20)	(29)

Net periodic pension benefit cost (income)	$(134)	$(4)	$1,249	$137	$134	$80

Weighted-average assumptions used to determine the projected and accumulated pension benefit obligations for the defined benefit pension plan and SERBP were as follows at August 31:

	Defined Benefit Plan		SERBP
	2008	2007	2008	2007

Discount rate	5.77%	6.00%	6.92%	6.00%
Interest to convert Defined Contribution accounts	N/A	N/A	5.50%	5.50%

Weighted-average assumptions used to determine net periodic pension benefit cost for the defined benefit pension plan and SERBP were as follows for years ended August 31:

	2008	2007	2006

Discount rate	6.00%	5.90%	5.75%
Expected long-term return on plan assets	7.00%	7.00%	8.00%
Rate of compensation increase	N/A	N/A	3.00%

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

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  71

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Plan asset allocations

The Company’s asset allocation for its defined benefit pension plan is based on the primary goal of maximizing investment returns over the long term while minimizing the volatility of the plans’ funded status and the Company’s net periodic pension cost. At the same time, the Company has invested in a diversified portfolio so as to provide a balance of returns and risk. In an effort to quantify this allocation, the Company’s Plan Committee has established a target guideline to be used in determining the investment mix. The Company recognizes that asset allocation of the pension plans’ assets is an important factor in determining long-term performance. Actual asset allocations at any point in time may vary from the specified targets below as a result of current and anticipated market conditions, required cash flows, and investment decisions of the Company’s Plan Committee and the pension plans’ investment funds and managers. Ranges are established to provide flexibility for the asset allocation to vary around the targets without the need for immediate rebalancing.

The table below shows the Company’s target allocation range along with the actual allocations for the defined benefit pension plan at August 31:

	Target	Actual 2008	Actual 2007

Equity	70-90%	67%	75%
Real Estate	0-10%	7%	7%
Fixed Income	0-25%	26%	18%

Total		100%	100%

The Company does not set target allocations for the SERBP.

The table below exhibits the accumulated benefit obligation measured as of August 31 (in thousands):

	Defined Benefit Plan		SERBP
	2008	2007	2008	2007

Accumulated benefit obligation	$14,274	$13,492	$1,888	$1,992

72  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contributions

The Company made $2 million of contributions to its defined benefit pension plan and $150,000 of contributions to its SERBP in fiscal 2008. The Company expects to make a contribution of $150,000 to its SERBP in fiscal 2009. No contributions are expected to be made to the defined benefit pension plan in fiscal 2009. However, changes in the discount rate or actual investment returns lower than the long-term expected return on plan assets could result in the Company making additional contributions.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	Defined Benefit Pension Plan	SERBP

2009	$1,534	$150
2010	1,723	149
2011	1,171	148
2012	1,838	148
2013	873	147
2014 – 2018	4,609	738

Total	$11,748	$1,480

Defined Contribution Plans

The Company has several defined contribution plans covering nonunion employees. Contributions to these plans totaled $7 million, $4 million and $2 million for fiscal 2008, 2007 and 2006, respectively.

Multiemployer Pension Plans

In accordance with its collective bargaining agreements, the Company contributed $4 million, $4 million and $3 million per year to multiemployer pension plans during fiscal 2008, 2007, and 2006. The Company is not the sponsor or administrator of these multiemployer plans. Contributions were determined in accordance with provisions of negotiated labor contracts.

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

Note 13 – Share-Based Compensation

The Company adopted the 1993 Stock Incentive Plan (“the Plan”) for its employees, consultants, and directors. Pursuant to the provisions of the Plan, as amended, the Company is authorized to issue up to 7.2 million shares of Class A Common Stock for any awards issued under the Plan. At the 2006 Annual Meeting of Shareholders, the Company’s shareholders approved amendments to the Plan to (a) authorize the grant of performance-based long-term incentive awards (“performance-based awards”) under the Plan that would be eligible for treatment as performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986 and (b) increase the per-employee limit on grants of options and stock appreciation rights under the Plan from 100,000 shares to 150,000 shares annually. The amendments did not include any increase in the number of shares reserved for issuance under the Plan. Share based compensation expense recognized was $14 million, $9 million and $3 million for the years ended August 31, 2008, 2007 and 2006, respectively. Tax benefits realized from option exercises and vesting of restricted stock units were $2 million, $2 million and $4 million for fiscal 2008, 2007 and 2006, respectively.

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  73

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

No options were granted in fiscal 2008 and 2007. The fair value of stock options granted during the year ended August 31, 2006 was determined using the Black-Scholes model with the following assumptions:

2006
Risk-free interest rate - stock options	4.83%
Dividend yields	1.00%
Weighted-average expected life of stock options (in years)	6.6
Price volatility - stock options	46%
Weighted-average fair value of options granted	$16.43

A summary of the Company’s stock option activity and related information is as follows:

	Options (in 000’s)	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)(1)
Outstanding at August 31, 2005	1,017	$12.58

Grants	496	$34.44
Exercises	(432)	8.26
Forfeitures/Cancellations	(133)	12.02

Outstanding at August 31, 2006	948	$26.06	8.4	$6,734

Exercises	(120)	$12.62
Forfeitures/Cancellations	(293)	33.81

Outstanding at August 31, 2007	535	$24.84	7.3	$17,958

Exercises	(26)	$20.04
Forfeitures/Cancellations	(3)	34.46

Outstanding at August 31, 2008	506	$25.03	6.3	$21,931

Vested and expected to vest at August 31, 2008	494	$24.91	6.3	$21,469

Options exercisable at:
August 31, 2006	294	$17.87	7.0	$4,158
August 31, 2007	286	$22.10	6.9	$10,382
August 31, 2008	365	$22.83	6.0	$16,658

(1)

Amounts represent the difference between the exercise price and the closing price of the Company’s stock on the last trading day of the corresponding fiscal year, multiplied by the number of in-the-money options.

74  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of August 31, 2008, the total number of unvested stock options was 140,000 shares. The aggregate intrinsic value of stock options exercised, which was $2 million, $4 million and $12 million for the years ended August 31, 2008, 2007, and 2006, respectively, which represents the difference between the exercise price and the value of the Company’s stock at the time of exercise. The total fair value of stock options vested during the fiscal years ended August 31, 2008, 2007, and 2006 was $1 million, $1 million and $2 million, respectively. The Company recognized compensation expense associated with stock options of $1 million, $3 million and $2 million for fiscal 2008, 2007 and 2006, respectively. As of August 31, 2008, the total unrecognized compensation costs related to stock options amounted to $2 million. The Company expects to recognize these costs over a weighted-average period of 1.6 years. Total proceeds received from option exercises for the years ended August 31, 2008, 2007, and 2006 were $1 million, $2 million and $4 million, respectively. The tax benefits realized from options exercised amounted to less than $1 million in fiscal 2008, $1 million in fiscal 2007 and $4 million in fiscal 2006.

Restricted Stock Units

In connection with the approval of stock option awards by the Compensation Committee on July 25, 2006, the Committee authorized the Company to permit option grantees to elect to receive the value of the option awards in restricted shares of Class A common stock of the Company. In October 2006, the Company commenced a tender offer under which the recipients of the July 25, 2006 option grants were allowed to exchange the options for RSU awards on a 2:1 basis, an exchange ratio determined to be equivalent under a Black-Scholes pricing model. The RSU awards vest on the same schedule as the options granted on July 25, 2006. As of the close of the tender offer on November 6, 2006, stock options for 272,000 shares were exchanged for 136,000 RSU awards. The estimated fair value of the RSUs issued on November 7, 2006 was $5 million based on the market closing price of the underlying Class A common stock on November 6, 2006 of $37.65. As a result of the exchange, the Company estimated the incremental compensation expense to be $541,000, which is being recognized over the remaining portion of the five-year vesting term of the RSUs.

On June 27, 2007, the Compensation Committee granted 50,000 RSUs to an executive officer and another officer under the terms of their employment agreements, which vest 25% in June 2007, 25% in June 2008 and 50% in June 2009. Vesting of 25,000 shares is based on continued employment, and the remaining 25,000 shares vest based on performance metrics approved by the Committee. The estimated fair value of the RSUs issued on June 27, 2007 was $2 million based on the market closing price of the underlying Class A common stock on June 27, 2007 of $47.25.

On August 9, 2007, the Compensation Committee granted 104,000 RSUs to its key employees and officers under the Plan. The RSU awards have a five-year term and vest 20% per year commencing June 1, 2008. The Committee also approved amendments to the definition of the term “disability” in the existing RSU award agreements. The estimated fair value of the RSU awards granted on August 9, 2007 was $5 million based on the market closing price of the underlying Class A common stock on August 9, 2007 of $51.34.

On July 29, 2008, the Compensation Committee granted 75,000 RSUs to its key employees and officers under the Plan. The RSUs have a five-year term and vest 20% per year commencing June 1, 2009. The estimated fair value of the RSUs granted on July 29, 2008 was $7 million based on the market closing price of the underlying Class A common stock on July 29, 2008 of $87.52.

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  75

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s restricted stock unit activity is as follows:

	Number of Shares (in 000’s)	Weighted Average Grant Date Fair Value	Fair Value(1)
Outstanding at August 31, 2006	—	$—

Granted	290	$44.20
Vested	(39)	40.71	$53.06
Forfeited	(3)	37.65

Outstanding at August 31, 2007	248	$44.83

Granted	75	$87.52
Vested	(60)	44.36	$102.85
Forfeited	(2)	43.75

Outstanding at August 31, 2008	261	$57.19

(1)	Amounts represent the value of the Company’s stock on the date that the restricted stock units vested.

The Company recognized compensation expense associated with RSUs of $4 million and $2 million in fiscal 2008 and 2007, respectively. As of August 31, 2008, total unrecognized compensation costs related to unvested RSUs amounted to $12 million, which is expected to be recognized over a weighted-average period of 3.3 years. Tax benefits realized for RSUs vested were $1 million for fiscal 2008 and less than $1 million for fiscal 2007.

Performance Share Awards

The Plan authorizes performance-based awards to certain employees subject to certain conditions and restrictions. A participant generally must be employed by the Company on October 31 following the end of the performance period to receive an award payout, although adjusted awards will be paid if employment terminates earlier on account of death, disability, retirement, termination without cause after the first year of the performance period or a sale of the Company or the business segments for which the participant works. Awards will be paid in Class A common stock as soon as practicable after October 31 following the end of the performance period.

Fiscal 2006 – 2008 Performance Share Awards

On November 29, 2005, the Company’s Compensation Committee approved performance-based awards under the Plan. The Compensation Committee approved additional awards on the same terms to two executive officers and one officer in a division on January 30, 2006 and April 28, 2006, respectively.

The Compensation Committee established a series of performance targets, which include the Company’s total shareholder return (“TSR”) for the performance period relative to the S&P 500 Industrials (weighted at 50%) (“TSR Awards”), the operating income per ton of MRB for the performance period (weighted at 16 2/3%), the number of Economic Value Added (“EVA”) positive stores of APB for the last year of the performance period (weighted at 16 2/3%), and the man hours per ton of the SMB for the performance period (weighted at 16 2/3%), corresponding to award payouts ranging from 25% to 200% of the weighted portions of the target awards (“Performance Awards,” collectively). For participants who work exclusively in one business segment, the awards are weighted 50% on the performance measure for their segment and 50% on total shareholder return.

The fair value of Performance Awards granted during the period was determined by multiplying the total number of shares expected to be issued by the Company’s closing stock price as of the date of the grant and is being recognized over the requisite service period of 2.9 years. The weighted average fair value of Performance Awards granted during fiscal 2006 was $34.27.

76  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of TSR Awards granted during the year ended August 31, 2006 was determined using a Monte Carlo simulation model with the following assumptions:

Risk-free interest rate	5%
Dividend yields	0.20%
Weighted-average expected life (years)	2.9
Volatility	50%
Weighted-average fair value of TSR performance awards	$52.04

In accordance with the provisions of SFAS 123(R), compensation expense related to the TSR awards, which have market conditions, will be recognized over the requisite service period and will only be adjusted if the requisite service is not rendered.

Fiscal 2007 – 2009 Performance Share Awards

On November 27, 2006, the Company’s Compensation Committee approved performance-based awards under the Plan. The Compensation Committee established a series of performance targets based on the Company’s average growth in earnings per share (weighted at 50%) and the Company’s average return on capital employed (weighted at 50%), for the three years of the performance period corresponding to award payouts ranging from threshold at 50% to maximum at 200% of the weighted portions of the target awards. For measuring earnings per share growth in fiscal 2007, the Compensation Committee set the fiscal 2006 diluted earnings per share amount lower than the actual amount, reflecting the elimination of certain large nonrecurring items. The weighted average grant date fair value of Performance Awards granted during fiscal 2007 was $39.72.

Fiscal 2008 – 2010 Performance Share Awards

On October 31, 2007, the Company’s Compensation Committee approved performance-based awards under the Plan. The Compensation Committee established performance targets based on the Company’s average growth in earnings per share (weighted at 50%) and the Company’s average return on capital employed (weighted at 50%) for the three years of the performance period, with award payouts ranging from a threshold of 50% to maximum of 200% for each portion of the target awards. The weighted average grant date fair value of Performance Awards granted during fiscal 2008 was $63.82.

Performance Awards activity under the Plan as of and during fiscal 2008 was as follows for all performance share awards:

	Number of Shares (in 000’s)	Weighted Average Grant Date Fair Value
Outstanding at August 31, 2006	95	$43.07

Granted	379	$37.70
Forfeited	(12)	39.22

Outstanding at August 31, 2007	462	$38.77

Granted	103	$63.82
Forfeited	(8)	38.60

Outstanding at August 31, 2008	557	$43.41

Compensation expense associated with performance share awards for fiscal 2008 and 2007 was calculated using management’s current estimate of performance targets under the Plan. Compensation expense for anticipated awards based on the Company’s financial performance was $8 million, $3 million and $1 million in 2008, 2007 and 2006, respectively. As of August 31, 2008, unrecognized compensation costs related to non-vested performance shares amounted to $10 million, which is expected to be recognized over a weighted-average period of 1.6 years.

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  77

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Stock Units

On July 26, 2006, the Compensation Committee approved the Deferred Compensation Plan for Non-Employee Directors in conjunction with authorizing the issuance of Deferred Stock Units (“DSUs”) to non-employee directors as the form of the restricted stock awards approved by the Board in July 2005. DSUs are granted under the Plan. One DSU gives the director the right to receive one share of Class A Common Stock at a future date. Annually, immediately following the annual meeting of shareholders (commencing with the 2007 annual meeting), each non-employee director will receive DSUs which will become fully vested on the day before the next annual meeting, subject to continued service on the Board. The DSUs will also become fully vested on the death or disability of a director or a change in control of the Company (as defined in the DSU award agreement).

After the DSUs vest, directors will be credited with additional whole or fractional shares to reflect dividends that would have been paid on the stock subject to the DSUs. The Company will issue Class A Common Stock to a director pursuant to vested DSUs in a lump sum in January after the director ceases to be a director of the Company, subject to the right of the director to elect an installment payment program under the Company’s Deferred Compensation Plan for Non-Employee Directors.

In order to move from a cycle of granting non-employee director equity awards each year in June to a cycle of granting the awards in January at the time of the annual meeting, the Company granted a one-time award of DSUs to each non-employee director, effective as of August 31, 2006. The one-time grants were for the number of DSUs equal to $43,750 ($65,625 for the Chairman of the Board) divided by the closing market price of the Class A Common Stock on August 31, 2006. On August 31, 2006, the total number of DSUs granted was 14,000 shares. These DSUs vested on January 31, 2007.

On January 31, 2007, each non-employee director received DSUs equal to $87,500 ($131,250 for the Chairman of the Board) divided by the closing market price of the Class A common stock on January 31, 2007. The total number of DSUs granted on January 31, 2007 was 23,864 shares. These DSUs vested on January 29, 2008. The compensation expense associated with the DSUs granted will be recognized over the respective requisite service periods of the awards.

On January 30, 2008, each non-employee director received DSUs equal to $87,500 ($131,250 for the Chairman of the Board) divided by the closing market price of the Class A common stock on January 31, 2007. The total number of DSUs granted on January 30, 2008 was 16,406 shares. The DSUs will become fully vested on the day before the 2009 annual meeting, subject to continued Board service. The compensation expense associated with the DSUs granted will be recognized over the respective requisite service periods of the awards.

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

The Company did not start granting DSUs until August 31, 2006. The Company recognized compensation expense associated with DSUs of $1 million in each fiscal 2008 and fiscal 2007.

78  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Income Taxes

Income tax expense (benefit) consisted of the following at August 31 (in thousands):

	2008	2007	2006
Current:
Federal	$129,314	$61,728	$86,713
State	9,862	4,069	5,453
Foreign	2,445	1,402	1,316

Total current	141,621	67,199	93,482

Deferred:
Federal	3,401	8,014	(6,353)
State	(819)	120	(258)

Total deferred	2,582	8,134	(6,611)

Total income tax expense	$144,203	$75,333	$86,871

Income tax expense differs from the amount that would result by applying the U.S. statutory rate to earnings before taxes. A reconciliation of the difference at August 31 is as follows:

	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
Extraterritorial income exclusion	—	(1.1)	(1.7)
Nondeductible fine	—	—	2.1
State taxes, net of credits	1.8	1.5	2.2
Section 199 deduction and other	(2.0)	(0.8)	(0.7)
Non-deductible officers’ compensation	1.6	1.5	0.6

Effective tax rate	36.4%	36.1%	37.5%

Deferred tax assets and liabilities were comprised of the following at August 31 (in thousands):

	2008	2007
Deferred tax assets:
Environmental liabilities	$13,479	$12,879
Employee benefit accruals	11,266	6,695
Net operating loss carryforwards	4,924	6,297
State income tax and other	9,272	4,497
Inventory valuation methods	1,061	1,282
Alternative minimum tax credit carryforwards	742	742
California Enterprise Zone credit carryforwards	1,430	420
Valuation allowances	(520)	—

Total deferred tax assets	41,654	32,812

Deferred tax liabilities:
Accelerated depreciation and basis differences	47,098	40,400
Prepaid expense acceleration	2,287	2,248
Translation adjustment	1,268	1,399

Total deferred tax liabilities	50,653	44,047

Net deferred tax liability	$8,999	$11,235

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  79

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred taxes include benefits expected to be realized from the use of the net operating loss carryforwards (“NOLs”) acquired in the Proler International Corp. (“PIC”) acquisition in fiscal 1996 and the GreenLeaf acquisition in fiscal 2006. As of August 31, 2008, the remaining balances for these two NOLs were $3 million and $11 million, respectively. The annual use of these NOLs is limited by Section 382 of the Internal Revenue Code. If unused, the NOLs for PIC expire in fiscal 2012 and the NOLs for GreenLeaf expire in fiscal 2024. The Company also has state tax credits that expire between 2010 and 2020. A valuation allowance of $1 million has been recorded at August 31, 2008 for state tax credits that are expected to expire unused in the future. Realization of the remaining deferred tax assets is dependent upon generating sufficient taxable income prior to expiration of the remaining state tax credits and net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax asset, net of the valuation allowance provided, will be realized.

FIN 48

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

The September 1, 2007 adoption of FIN 48 resulted in a $3 million increase in the reserve for unrecognized tax benefits. Unrecognized tax benefits represent the aggregate tax differences between tax return positions and the benefits recognized in the financial statements. The $3 million increase was partially offset by a $2 million increase in deferred tax assets. The cumulative effect was a $1 million decrease in retained earnings as of September 1, 2007. Upon adoption, the balance in the reserve for unrecognized tax benefits totaled $5 million, which included $1 million of interest and penalties. As of August 31, 2008, the Company had a reserve of $7 million for unrecognized tax benefits, which included $1 million of interest and penalties.

The following table summarizes the activity related to the Company’s reserve for unrecognized tax benefits, excluding interest and penalties (in thousands):

Balance at September 1, 2007	$3,986
Additions based on tax positions related to the current year	1,801
Reductions for tax positions of prior years	(26)

Balance at August 31, 2008	$5,761

The Company’s policy is to record tax-related penalties and interest in income tax expense. Recognition of the unrecognized tax benefits at August 31, 2008 would reduce income tax expense by $5 million. The Company does not anticipate any material changes to the reserve in the next 12 months.

The Company files Federal and state income tax returns in the United States and foreign tax returns in Canada. The Federal statute of limitations has expired for fiscal years 2003 and prior. With limited and insignificant exceptions, the Company is no longer subject to state or foreign tax examinations for years before fiscal 2003. The Company is not currently under examination in any of its major tax jurisdictions.

80  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Earnings and Dividends Per Share

The following table sets forth the reconciliation from basic net income per share to diluted net income per share for the years ended August 31 (in thousands, except per share amounts):

	2008	2007	2006
Net income	$248,683	$131,334	$143,068

Computation of shares:
Weighted average common shares outstanding, basic	28,278	29,997	30,597
Incremental common shares attributable to dilutive stock options, performance awards, DSUs and RSUs.	616	403	199

Diluted average common shares outstanding	28,894	30,400	30,796

Basic net income per share	$8.79	$4.38	$4.68

Diluted net income per share	$8.61	$4.32	$4.65

Dividend per share	$0.068	$0.068	$0.068

The Company accounts for earnings per share in accordance with SFAS 128, “Earnings per Share.” Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the periods presented and vested DSUs. Diluted earnings per share is computed using net income and the weighted average number of common shares outstanding, assuming dilution. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of performance shares and DSU and RSU awards using the treasury stock method. For fiscal 2008, RSUs totaling 75,000 shares were considered anti-dilutive and were excluded from the calculation of diluted earnings per share. For fiscal 2007 and fiscal 2006, stock options totaling 200,000 and 600,000 shares were considered anti-dilutive, respectively.

Note 16 – Related Party Transactions

The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $52 million, $19 million and $12 million for fiscal 2008, 2007 and 2006, respectively. Advances to these joint ventures were $3 million and $2 million as of August 31, 2008 and 2007, respectively.

Thomas D. Klauer, Jr., President of the Company’s Auto Parts Business, is the sole shareholder of a corporation that is the 25% minority partner in a partnership with the Company. This partnership operates four self-service stores in Northern California. Mr. Klauer’s 25% share of the profits of this partnership totaled $2 million in fiscal 2008 and $1 million in fiscal 2007 and 2006. Mr. Klauer also owns the property at one of these stores which is leased to the partnership under a lease providing for annual rent of $233,000 subject to annual adjustments based on the Consumer Price Index, and a term expiring in December 2010. The partnership has the option to renew the lease, upon its expiration, for a five-year period. In addition, during fiscal 2008 the Company loaned this partnership $5 million to fund the exercise of an option to purchase property occupied by the partnership. The loan bears interest at a market rate, and the partnership is prohibited from making distributions to its partners until the loan is repaid.

In February 2008, the Company acquired the remaining 50% equity interest in Pick-N-Pull Auto Dismantlers, LLC Nevada in exchange for its 50% interest in the land and buildings owned by the entity. The acquired business was previously consolidated into the Company’s financial statements because the Company maintained operating control over the entity. (Refer to Note 7 – Business Combinations.)

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

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  81

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Schnitzer Investment Corp. (“SIC”) is a real estate company that owns, develops and manages various commercial and residential real estate projects. It is owned by members of the Schnitzer family, who are collectively controlling shareholders of the Company through their ownership of Class B common stock. The Company previously leased some of its administrative offices from SIC under an operating lease. SIC sold this building to an unrelated party in the first quarter of fiscal 2008.

Gary Schnitzer, Gregory Schnitzer and Joshua Philip, each a member of the Schnitzer family, are employed by the Company. For the year ended August 31, 2008 these members of the Schnitzer family collectively earned total compensation of $2 million compared to $3 million for the year ended August 31, 2007.

Note 17 – Segment Information

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

APB purchases used and salvaged vehicles, sells parts from those vehicles through its retail facilities and wholesale operations, and sells the remaining portion of the vehicles to metal recyclers, including MRB.

Intersegment sales from MRB to SMB are made at rates that approximate West Coast export market prices. In addition, the Company has intersegment sales of autobodies from APB to MRB at rates that approximate market prices. These intercompany sales tend to produce intercompany profits which are not recognized, until the finished products are ultimately sold to third parties.

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

82  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below illustrate the Company’s operating results by segment for the years ended August 31, (in thousands):

	2008	2007	2006
Revenues
Metals Recycling Business	$3,062,850	$2,089,271	$1,406,783
Auto Parts Business	352,682	266,354	218,130
Steel Manufacturing Business	603,189	424,550	386,610

Segment revenue	4,018,721	2,780,175	2,011,523
Intersegment eliminations	(377,171)	(207,910)	(156,808)

Total revenues	$3,641,550	$2,572,265	$1,854,715

Depreciation and amortization:
Metals Recycling Business	$30,329	$21,990	$15,893
Auto Parts Business	7,656	7,818	6,727
Steel Manufacturing Business	11,093	8,987	8,224

Segment depreciation and amortization	49,078	38,795	30,844
Corporate	2,284	1,768	567

Total depreciation and amortization	$51,362	$40,563	$31,411

Capital expenditures:
Metals Recycling Business	$46,246	$41,390	$53,777
Auto Parts Business	12,676	7,053	12,553
Steel Manufacturing Business	13,710	30,376	9,710

Segment capital expenditures	72,632	78,819	76,040
Corporate	11,630	2,034	10,543

Total capital expenditures	$84,262	$80,853	$86,583

Reconciliation of the Company’s segment operating income to income before taxes and minority interest:

Metals Recycling Business	$356,873	$165,599	$127,689
Auto Parts Business	46,734	29,050	28,334
Steel Manufacturing Business	72,300	64,355	74,791

Segment operating income	475,907	259,004	230,814
Corporate and eliminations	(73,624)	(45,441)	(55,750)

Total operating income	$402,283	$213,563	$175,064
Interest income	748	1,106	1,929
Interest expense	(8,649)	(8,213)	(3,498)
Gain on divestiture of joint ventures	—	—	56,856
Gain on sale of assets	—	—	1,425
Other income (expense)	1,896	2,509	(87)

Total income before taxes, minority interests and pre-acquisition interests	$396,278	$208,965	$231,689

Total assets:
Metals Recycling Business(1)	$1,308,148	$905,666	$728,985
Auto Parts Business	271,335	239,280	146,502
Steel Manufacturing Business	380,944	308,846	243,652

Segment assets	1,960,427	1,453,792	1,119,139
Corporate and eliminations	(405,574)	(302,378)	(74,415)

Consolidated assets	$1,554,853	$1,151,414	$1,044,724

Property, plant and equipment, net	$431,898	$383,910	$312,907

(1)	MRB total assets include $12 million for investment in equity method joint ventures.

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  83

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-lived assets consist primarily of net property, plant and equipment. Substantially all of the Company’s long-lived assets are located in the U.S.

The following revenues are presented by geographic area, based on the country of sales destination for the year ended August 31, (in thousands):

	2008	2007	2006
Metals Recycling Business:
Asia	$1,437,850	$754,996	$562,492
North America	917,485	638,900	423,967
Europe	446,012	608,088	372,639
Africa	261,503	87,285	47,686
Sales to Steel Manufacturing Business	(328,412)	(185,699)	(142,296)

Sales to external customers	2,734,438	1,903,570	1,264,488

Auto Parts Business:
North America	352,682	266,354	218,130
Sales to Metals Recycling Business	(48,759)	(22,209)	(14,513)

Sales to external customers	303,923	244,145	203,617

Steel Manufacturing Business:
North America	$589,287	424,550	386,610
Asia	13,902	—	—

Sales to external customers	603,189	424,550	386,610

Total revenue	$3,641,550	$2,572,265	$1,854,715

In fiscal 2008, 2007 and 2006 there were no external customers that accounted for more than 10% of the Company’s consolidated revenues. Sales to foreign countries are a significant part of the Company’s business. The schedule below identifies those foreign countries in which the Company’s sales exceeded 10% of consolidated revenues, in any of the last three years ended August 31:

	2008	2007	2006

Turkey	8.5%	18%	12%

84  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quarterly Financial Data (Unaudited)

In the opinion of management, this unaudited quarterly financial summary includes all adjustments necessary to present fairly the results for the periods represented (in thousands, except per share amounts):

	Fiscal 2008
	First	Second	Third	Fourth
Revenues	$603,897	$751,472	$972,141	$1,314,040
Operating income	$41,369	$58,797	$102,291	$199,826
Net income	$24,712	$35,871	$61,719	$126,381
Basic earnings per share	$0.87	$1.27	$2.19	$4.49
Diluted earnings per share	$0.85	$1.25	$2.14	$4.38

	Fiscal 2007
	First	Second	Third	Fourth
Revenues	$509,854	$604,442	$709,449	$748,520
Operating income	$33,576	$47,264	$69,770	$62,953
Net income	$21,158	$28,446	$43,754	$37,976
Basic earnings per share	$0.69	$0.94	$1.48	$1.29
Diluted earnings per share	$0.69	$0.93	$1.47	$1.28

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  85

Schedule II – Valuation and Qualifying Accounts

For the Years Ended August 31, 2008, 2007, and 2006

(In thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Additions/ Subtractions Charged to cost and expenses	Deductions	Balance at end of period
Fiscal 2008
Allowance for doubtful accounts	$1,821	$1,454	$226	$3,049
Inventory reserves	$1,866	$(741)	$—	$1,125

Fiscal 2007
Allowance for doubtful accounts	$1,271	$1,342	$792	$1,821
Inventory reserves	$1,890	$—	$24	$1,866

Fiscal 2006
Allowance for doubtful accounts	$810	$616	$155	$1,271
Inventory reserves	$3,535	$—	$1,645	$1,890

86  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

SCHNITZER STEEL INDUSTRIES

FORM 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2008, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting is presented within Item 8 of this Annual Report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Chief Executive Officer and Chief Financial Officer Certifications

The certifications of the Company’s Chief Executive Office and Chief Financial Officer required under Section  302 of the Sarbanes-Oxley Act have been filed with as Exhibits 31.1 and 31.2 to this report.

ITEM 9B. OTHER INFORMATION

None.

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  87

PART III

SCHNITZER STEEL INDUSTRIES

FORM 10-K

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Items 401, 405 and 407 of Regulation S-K regarding directors and beneficial ownership will be included under “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” respectively in the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Certain information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K).

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Items 402 and 407 of Regulation S-K regarding executive compensation is included under “Compensation of Executive Officers,” “Compensation Discussion and Analysis,” “Director Compensation” and “Compensation Committee Report” in the Proxy Statement to be filed for its 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management, as required by Items 201(d) and 403 of Regulation S-K, will be included under “Voting Securities and Principal Shareholders” in the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to securities authorized for issuance under equity compensation plans will be included under “Compensation Plan Information” in the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under “Certain Transactions” in the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding the Company’s principal accountant fees and services will be included under “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

88  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	The following financial statements are filed as part of this report:

		See Index to Consolidated Financial Statements and Schedule on page 45 of this report.

	2.	The following schedule and report of independent accountants are filed as part of this report:

		Page

	Schedule II Valuation and Qualifying Accounts	86

	All other schedules are omitted as the information is either not applicable or is not required.

3.	Exhibits:

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

3.1	2006 Restated Articles of Incorporation of the Registrant. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 9, 2006, and incorporated herein by reference.

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  89

3.2	Restated Bylaws of the Registrant. Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 3, 2007, and incorporated herein by reference.

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

90  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

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

*10.13

Letter Agreement regarding initial compensation terms, dated July 18, 2005, between John D. Carter and the Registrant. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on July 20, 2005, and incorporated herein by reference.

*10.14

Employment Agreement, dated February 17, 2006, between John D. Carter and the Registrant. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2006, and incorporated herein by reference.

*10.15

Change in Control Severance Agreement, dated February 17, 2006, between John D. Carter and the Registrant. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 22, 2006, and incorporated herein by reference.

*10.16

Agreement, dated August 31, 2005, between Gregory J. Witherspoon and the Registrant regarding Mr. Witherspoon’s position as Interim Chief Financial Officer. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on September 6, 2005, and incorporated herein by reference.

*10.17

Letter agreement, dated January 6, 2006, between Gregory J. Witherspoon and the Registrant, regarding Mr. Witherspoon’s position as Chief Financial Officer. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 10, 2006, and incorporated herein by reference.

*10.18

Letter agreement, dated January 6, 2006, between Richard C. Josephson and the Registrant, regarding Mr. Josephson’s position as Vice President and General Counsel. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 10, 2006, and incorporated herein by reference.

*10.19

Employment Agreement, dated September 13, 2005, between Donald Hamaker and the Registrant. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 19, 2005, and incorporated herein by reference.

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  91

*10.20

Employment Agreement, dated April 10, 2006, between Tamara L. Adler (Lundgren) and the Registrant. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2006, and incorporated herein by reference.

*10.21

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

*10.23

1993 Stock Incentive Plan of the Registrant as amended as of January 30, 2006. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2006, and incorporated herein by reference.

*10.24

Form of Stock Option Agreement used for option grants to employees under the 1993 Stock Incentive Plan. Filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004, and incorporated herein by reference.

*10.25

Form of Stock Option Agreement used for option grants to non-employee directors under the 1993 Stock Incentive Plan. Filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004, and incorporated herein by reference.

*10.26

Form of Long-Term Incentive Award Agreement under the 1993 Stock Incentive Plan. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 3, 2006, and incorporated herein by reference.

*10.28

Supplemental Executive Retirement Bonus Plan of the Registrant. Filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for fiscal year ended August 31, 2001, and incorporated herein by reference.

*10.29

Amendment to the Supplemental Executive Retirement Bonus Plan of the Registrant effective January 1, 2002. Filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for fiscal year ended August 31, 2001, and incorporated herein by reference.

*10.30

Schnitzer Steel Industries, Inc. Amended and Restated Economic Value Added Bonus Plan. Filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004, and incorporated herein by reference.

*10.31	Executive Annual Bonus Plan. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2005, and incorporated herein by reference.

*10.32

Non-Employee Director Compensation Schedule, effective as of September 1, 2005. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 20, 2005, and incorporated herein by reference.

*10.33

Non-Employee Director Compensation Schedule, effective as of July 26, 2006. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on September 19, 2006, and incorporated herein by reference.

*10.34

Form of Deferred Stock Unit Award Agreement for non-employee directors. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2006, and incorporated herein by reference.

92  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

*10.35	Deferred Compensation Plan for Non-Employee Directors. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 28, 2006, and incorporated herein by reference.

*10.36	Form of Indemnity Agreement for Directors and Executive Officers. Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 28, 2006, and incorporated herein by reference.

*10.37	Form of Restricted Stock Unit Award Agreement. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on November 8, 2006, and incorporated herein by reference.

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

*10.43

Form of Long-Term Incentive Award Agreement under the 1993 Stock Incentive Plan. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2006, and incorporated herein by reference.

*10.44	Fiscal 2007 Annual Performance Bonus Program. Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006, and incorporated herein by reference.

*10.45

Annual Incentive Compensation Plan, effective September 1, 2006. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007, and incorporated herein by reference.

*10.46

Letter Agreement, dated March 2, 2007, between the Registrant and Richard D. Peach, regarding Mr. Peach’s position as Deputy Chief Financial Officer. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2007, and incorporated herein, by reference.

*10.47	Form of Restricted Stock Unit Award Agreement, as amended as of August 9, 2007, and incorporated herein, by reference.

*10.48	Form of Long-Term Incentive Award Agreement under the 1993 Stock Incentive Plan, as amended as of August 9, 2007, and incorporated herein, by reference.

*10.49	Form of Non-Statutory Stock Option Agreement under the 1993 Stock Incentive Plan, as amended as of August 9, 2007, and incorporated herein, by reference.

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  93

*10.50	Amendment to Equity Award Agreements, and incorporated herein, by reference.

*10.51	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on May 5, 2008.)

*10.52

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

94  /  Schnitzer Steel Industries, Inc. Form 10-K 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.

Dated October 28, 2008	By:	/s/ Richard D. Peach
Richard D. Peach
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant: October 28, 2008 in the capacities indicated.

Signature	Title
Principal Executive Officer:

/s/ JOHN D. CARTER	President and Chief Executive Officer
John D. Carter

Principal Financial Officer:

/s/ RICHARD D. PEACH	Chief Financial Officer
Richard D. Peach

Principal Accounting Officer:

/s/ JEFF P. POESCHL	Principal Accounting Officer
Jeff P. Poeschl

Directors:

*ROBERT S. BALL	Director
Robert S. Ball

*WILLIAM A. FURMAN	Director
William A. Furman

*JUDITH JOHANSEN	Director
Judith Johansen

*WILLIAM D. LARSSON	Director
William D. Larsson

*SCOTT LEWIS	Director
Scott Lewis

*KENNETH M. NOVACK	Director
Kenneth M. Novack

*JEAN S. REYNOLDS	Director
Jean S. Reynolds

Schnitzer Steel Industries, Inc. Form 10-K 2008  /  95

Signature	Title

*JILL SCHNITZER EDELSON	Director
Jill Schnitzer Edelson

*RALPH R. SHAW	Director
Ralph R. Shaw

*By:	/s/ RICHARD D. PEACH
Attorney-in-fact, Richard D. Peach

96  /  Schnitzer Steel Industries, Inc. Form 10-K 2008