Form 10-Q
period 2008-11-30
SCHNITZER STEEL INDUSTRIES INC
filed 2009-01-08
CIK 912603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended November 30, 2008

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer, “ and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The Registrant had 21,744,716 shares of Class A common stock, par value of $1.00 per share, and 6,344,569 shares of Class B common stock, par value of $1.00 per share, outstanding at December 30, 2008.

SCHNITZER STEEL INDUSTRIES, INC.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	November 30, 2008	August 31, 2008
Assets
Current assets:
Cash and cash equivalents	$10,039	$15,039
Accounts receivable, net	109,097	314,993
Inventories, net	328,929	429,061
Deferred income taxes	35,389	7,808
Prepaid expenses and other current assets	9,241	12,625

Total current assets	492,695	779,526
Property, plant and equipment, net	439,280	431,898
Other assets:
Investment in and advances to joint venture partnerships	14,113	11,896
Goodwill	303,764	306,186
Intangibles	14,445	15,389
Other assets	9,610	9,958

Total assets	$1,273,907	$1,554,853

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and capital lease obligations, current	$25,537	$25,490
Accounts payable	63,796	161,288
Accrued payroll and related liabilities	16,662	64,453
Environmental liabilities	3,181	3,652
Accrued income taxes	4,234	45,040
Other accrued liabilities	40,815	44,999

Total current liabilities	154,225	344,922
Deferred income taxes	16,811	16,807
Long-term debt and capital lease obligations, net of current maturities	106,107	158,933
Environmental liabilities, net of current portion	37,676	40,052
Other long-term liabilities	11,242	11,588
Minority interests	4,010	4,399
Commitments and contingencies
Shareholders’ equity:
Preferred stock–20,000 shares authorized, none issued	—	—
Class A common stock–75,000 shares $1.00 par value authorized, 21,687 and 21,592 shares issued and outstanding	21,687	21,592
Class B common stock–25,000 shares $1.00 par value authorized, 6,345 and 6,345 shares issued and outstanding	6,345	6,345
Additional paid-in capital	13,971	11,425
Retained earnings	904,702	939,181
Accumulated other comprehensive income (loss)	(2,869)	(391)

Total shareholders’ equity	943,836	978,152

Total liabilities and shareholders’ equity	$1,273,907	$1,554,853

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	For The Three Months Ended
	11/30/2008	11/30/2007
Revenues	$498,565	$603,897

Operating expenses:
Cost of goods sold	513,760	519,378
Selling, general and administrative	43,082	44,891
Environmental matters	(5,613)	—
(Income) from joint ventures	(2,256)	(1,741)

Operating income (loss)	(50,408)	41,369

Other income (expense):
Interest expense	(1,354)	(2,348)
Other income, net	279	614

Other income (expense)	(1,075)	(1,734)

Income (loss) before income taxes and minority interests	(51,483)	39,635

Income tax (expense) benefit	17,234	(14,225)

Income (loss) before minority interests	(34,249)	25,410

Minority interests, net of tax	247	(698)

Net income (loss)	$(34,002)	$24,712

Net income (loss) per share - basic	$(1.21)	$0.87

Net income (loss) per share - diluted	$(1.21)	$0.85

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For The Three Months Ended
	11/30/2008	11/30/2007
Cash flows from operating activities:
Net income (loss)	$(34,002)	$24,712
Noncash items included in net income (loss):
Depreciation and amortization	14,531	11,913
Inventory write-down	51,968	—
Minority interests	(247)	698
Deferred income taxes	(25,897)	444
Distributed (undistributed) equity in earnings of joint ventures	(1,385)	459
Share-based compensation expense	4,379	2,982
Excess tax (benefit) deficiency from stock options exercised	130	(21)
(Gain)/loss on disposal of assets	(502)	127
Environmental matters	(5,613)	—
Incentive award forfeitures	(5,504)	—
Unrealized loss on derivatives	2,135	—
Changes in assets and liabilities:
Accounts receivable	209,040	11,617
Inventories	48,004	(53,569)
Prepaid expenses and other	3,969	(7,855)
Intangibles and other assets	34	(341)
Accounts payable	(99,521)	(88)
Other accrued liabilities	(50,056)	(19,688)
Accrued income taxes	(40,806)	(3,382)
Environmental liabilities	(471)	(62)
Other long-term liabilities	(233)	969

Net cash provided by (used in) operating activities	69,953	(31,085)

Cash flows from investing activities:
Capital expenditures	(19,314)	(16,066)
Acquisitions, net of cash acquired	—	(25,322)
(Advances to) payments from joint ventures, net	(832)	(617)
Proceeds from sale of assets	773	21
Cash flows from (used in) non-hedge derivatives	—	(975)

Net cash used in investing activities	(19,373)	(42,959)

Cash flows from financing activities:
Proceeds from line of credit	63,500	99,011
Repayment of line of credit	(63,500)	(115,000)
Borrowings from long-term debt	165,017	259,500
Repayment of long-term debt	(218,198)	(157,096)
Issuance of Class A common stock	—	720
Repurchase of Class A common stock	—	(18,496)
Restricted stock withheld for taxes	(1,608)	—
Excess tax benefit (deficiency) from stock options exercised	(130)	21
Distributions to minority interests	—	(1,070)

Net cash provided by (used in) financing activities	(54,919)	67,590

Effect of exchange rate changes on cash	(661)	79

Net decrease in cash and cash equivalents	(5,000)	(6,375)
Cash and cash equivalents at beginning of period	15,039	13,410

Cash and cash equivalents at end of period	$10,039	$7,035

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$1,404	$1,672
Income taxes, net of refunds received	$49,544	$23,263

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Schnitzer Steel Industries, Inc. (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statements. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, management suggests that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2008. The results for the three months ended November 30, 2008 and 2007 are not necessarily indicative of the results of operations for the entire year.

Cash and Cash Equivalents

Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts of $18 million and $51 million as of November 30, 2008 and August 31, 2008, respectively.

Accounts Receivable, net

Accounts receivable represent amounts due from customers on product and other sales. These accounts receivable, which are reduced by an allowance for doubtful accounts, are recorded at the invoiced amount and do not bear interest. The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In cases where management is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, management records a specific allowance against amounts due and reduces the net recognized receivable to the amount the Company believes will be collected. For all other customers, the Company maintains a reserve that considers the total receivables outstanding, historical collection rates and economic trends. The allowance for doubtful accounts was $4 million at November 30, 2008 and $3 million at August 31, 2008.

Accrued Workers’ Compensation Costs

The Company is self-insured up to a maximum amount for workers’ compensation claims and as such, a reserve for the estimated costs of unpaid claims and incurred but not reported claims has been estimated as of the balance sheet date. The Company’s exposure to claims is protected by various stop-loss insurance policies. The estimate of this reserve is based on historical claims experience. At November 30, 2008 and August 31, 2008, the Company accrued $7 million and $6 million, respectively, for the estimated cost of workers’ compensation claims.

Comprehensive Income (Loss)

The following table sets forth the reconciliation of comprehensive income (loss) (in thousands):

	For the Three Months Ended
	11/30/2008	11/30/2007
Net Income (loss)	$(34,002)	$24,712
Foreign currency translation adjustment (net of tax)	(2,243)	699
Net unrealized loss on cash-flow hedges (net of tax)	(235)	—

Comprehensive income (loss)	$(36,480)	$25,411

SCHNITZER STEEL INDUSTRIES, INC.

Changes in Shareholders’ Equity

During the first quarter of fiscal 2009, the Company’s shareholders’ equity decreased $34 million. The decrease was primarily comprised of a net loss of $34 million.

Net Income and Dividends per Share

The following table sets forth the reconciliation from basic net income (loss) per share to diluted net income (loss) per share (in thousands, except per share amounts):

	For the Three Months Ended
	11/30/2008	11/30/2007
Net Income (loss)	$(34,002)	$24,712

Computation of shares:
Weighted average common shares outstanding, basic	28,016	28,529
Incremental common shares attributable to dilutive stock options, performance awards, DSUs and RSUs	—	526

Diluted weighted average common shares outstanding	28,016	29,055

Net income (loss) per share – basic	$(1.21)	$0.87

Net income (loss) per share – diluted	$(1.21)	$0.85

Dividend per share	$0.017	$0.017

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) 128, “Earnings per Share.” Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented, including vested deferred stock units (“DSUs”) and restricted stock units (“RSU”). Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, assuming dilution. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of performance shares and DSU and RSU awards using the treasury stock method. For the three months ended November 30, 2008, 1,340,913 common stock equivalent shares were considered antidilutive and were excluded from the calculation of diluted earnings per share. For the three months ended November 30, 2007, all of the options, LTIP performance shares, DSUs and RSUs issued through and outstanding as of November 30, 2007 were considered to be dilutive.

Fair Value Measurements

On September 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value. In accordance with SFAS No. 157, fair value is measured using inputs from the three levels of the fair value hierarchy. Classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are described as follows:

•	Level 1 – Unadjusted quoted prices in active markets.

•	Level 2 – Directly and indirectly observable market data.

•	Level 3 – Unobservable inputs with no market data correlation.

The Company uses quoted market prices whenever available, or seeks to maximize the use of observable inputs and minimize the use of unobservable inputs when quoted market prices are not available, when developing fair value measurements. The Company’s only financial instruments subject to fair value measurement are its outstanding derivative contracts, which are measured at fair value using models or other market accepted valuation methodologies derived from observable market data. These models consider various inputs including:

SCHNITZER STEEL INDUSTRIES, INC.

(a) quoted futures prices for commodities, (b) time value, and (c) the Company’s credit risk, as well as other relevant economic measures. The impact of this statement is reflected in the Company’s condensed consolidated financial statements for the first quarter of fiscal 2009 (refer to Note 10 – Fair Value Measurements for further detail).

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their risks and impact on an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the Company as of the second quarter of fiscal 2009. The adoption of SFAS No. 161 will enhance and provide more visibility over the Company’s footnote disclosure surrounding derivative instruments and hedging activities.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141, and issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of ARB No. 51. These two new standards will change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in the consolidated financial statements, respectively. SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. These two standards will be effective for the Company in the first quarter of fiscal 2010. SFAS 141(R) will be applied prospectively. SFAS 160 requires retrospective application of most of the classification and presentation provisions. All other requirements of SFAS 160 shall be applied prospectively. Early adoption is prohibited for both standards. Management is currently evaluating the requirements of SFAS 141(R) and SFAS 160 and has not yet determined the impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for non-recurring non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the beginning of the Company’s first quarter of fiscal 2010. The Company’s significant non-financial assets and liabilities that could be impacted by this deferral include assets and liabilities initially measured at fair value in a business combination and goodwill tested annually for impairment. The Company is currently evaluating the requirements of SFAS 157 as it relates to FSP 157-2 for non-recurring non-financial assets and liabilities and has not yet determined the impact, if any, on the Company’s consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This standard will be effective for the Company on September 1, 2009. Early adoption is prohibited. FSP 142-3 will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

SCHNITZER STEEL INDUSTRIES, INC.

Note 2 - Inventories, net

The Company’s inventories consist primarily of ferrous and nonferrous processed and unprocessed scrap metal, used and salvaged vehicles and finished steel products, consisting primarily of rebar, merchant bar and wire rod. Inventories are stated at the lower of cost or market for all periods presented.

Inventories, net consisted of (in thousands):

	November 30, 2008	August 31, 2008
Processed and unprocessed scrap metal	$188,915	$279,019
Work in process	13,381	17,328
Finished goods	94,957	101,844
Supplies	32,816	31,995
Inventory reserve	(1,140)	(1,125)

Inventories, net	$328,929	$429,061

The Company makes certain assumptions regarding future demand and net realizable value in order to assess that inventory is properly recorded at the lower of cost or market. The assumptions are based on both historical experience and current information. Due to declines in the anticipated future selling prices of scrap metal and finished steel products, the Company recorded non-cash net realizable value (“NRV”) inventory adjustments of $52 million at November 30 to reduce the value of its inventory (and increase cost of goods sold) to the lower of cost or market. In addition, the Company recognized $10 million of expense during the first quarter of fiscal 2009 for production costs that could not be capitalized in inventory.

Note 3 - Property, Plant and Equipment, net

Property, plant and equipment, net consisted of (in thousands):

	November 30, 2008	August 31, 2008
Property, plant and equipment	$768,844	$751,152
Less: accumulated depreciation	(329,564)	(319,254)

Property, plant and equipment, net	$439,280	$431,898

Note 4 - Business Combinations

Metals Recycling Business

In the first quarter of fiscal 2009, the Company signed a purchase and sale agreement for the following acquisitions:

•

In September 2008, the Company signed an agreement to acquire the leading metal recycler in Puerto Rico. This acquisition will expand the Company’s presence into a new region, increase the Company’s processing capability and provide access to new sources of scrap metal.

•	In October 2008, the Company signed an agreement to acquire a metal recycler near the Company’s Tacoma, Washington export facility. This acquisition closed in December 2008.

These acquisitions are not expected to be material, individually or in the aggregate, to the Company’s financial position or results of operations.

SCHNITZER STEEL INDUSTRIES, INC.

Note 5 - Goodwill and Acquired Intangibles

As discussed in more detail in Note 2 to the Company’s consolidated financial statements in the Company’s 2008 Annual Report on Form 10-K, goodwill and other intangible assets are tested annually for impairment during the second quarter and upon the occurrence of certain triggering events or substantive changes in circumstances. During part of the first quarter of fiscal 2009, the market value of the Company’s Class A common stock traded below its book value. Given the current economic conditions, deterioration in the financial markets and stock market volatility, the Company evaluated whether a triggering event had occurred in the quarter ended November 30, 2008, which would have required it to perform an interim impairment test of its goodwill and indefinite-lived intangible assets in accordance with SFAS No. 142. The Company determined that no triggering event had occurred, as the long-term fundamentals of the Company’s business have not changed. The market value of the Company’s Class A common stock was below book value for only a portion of the quarter, and subsequent to period end the Company’s stock traded above book value.

The changes in the carrying amount of goodwill by reportable segments during the first three months of fiscal 2009 were (in thousands):

	Metals Recycling Business (“MRB”)	Auto Parts Business (“APB”)	Total
Balance as of August 31, 2008	$170,202	$135,984	$306,186
Foreign currency translation adjustment	—	(2,422)	(2,422)

Balance as of November 30, 2008	$170,202	$133,562	$303,764

The following table presents the Company’s intangible assets and their related lives (in thousands):

		November 30, 2008		August 31, 2008
	Life In Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangibles:
Tradename	Indefinite	$1,722	$—	$1,722	$—
Tradename	5 - 6	507	(175)	507	(150)
Covenants not to compete	3 - 15	16,490	(7,779)	16,490	(7,063)
Leasehold interests	4 - 25	1,550	(436)	1,550	(402)
Lease termination fee	15	200	(181)	200	(177)
Permits & licenses	Indefinite	361	—	361	—
Supply contracts	5	3,214	(1,238)	3,214	(1,073)
Real property options	Indefinite	210	—	210	—

		$24,254	$(9,809)	$24,254	$(8,865)

Intangible assets with finite useful lives are amortized over their useful lives using methods that reflect the pattern over which the economic benefits are expected to be consumed or on a straight-line basis based on estimated lives. Amortization expense for identifiable intangible assets for the three months ended November 30, 2008 and November 30, 2007 was $1 million.

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

SCHNITZER STEEL INDUSTRIES, INC.

Changes in the Company’s environmental liabilities for the first three months of fiscal 2009 were (in thousands):

Reporting Segment	Beginning Balance 9/1/2008	Reserves Established/ (Released), Net (1)	Payments	Ending Balance 11/30/2008	Short-Term	Long-Term
Metals Recycling Business	$26,704	$(2,376)	$(471)	$23,857	$2,627	$21,230
Auto Parts Business	17,000	—	—	17,000	554	16,446

Total	$43,704	$(2,376)	$(471)	$40,857	$3,181	$37,676

(1)	During the first quarter of fiscal 2009, the Company released $2 million in environmental reserves related to the resolution of the Hylebos Waterways litigation. (See discussion below.)

Metals Recycling Business

At November 30, 2008, MRB’s environmental reserves of $24 million consisted primarily of the reserves established in connection with potential future clean-up of MRB locations at which the Company or its subsidiaries have conducted business or allegedly disposed of certain materials and various sites acquired through acquisitions.

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

The DEQ is performing investigations involving the Company sites which are focused on controlling any current releases of contaminants into the Willamette River. In January 2008, the Natural Resource Damages Trustee Council (“Trustees”) for Portland Harbor invited the Company and other PRPs to participate in funding and implementing the Natural Resource Injury Assessment for the site. Following meetings among the Trustees and the PRPs, a funding and participation agreement was negotiated under which the participating PRPs agreed to fund the first phase of natural resource damage assessment. The Company joined in that agreement and agreed to pay $100,000 of those costs. The cost of the investigations and remediation associated with these properties is not reasonably estimable until the completion of the data review and further investigations now being conducted by the LWG and the Natural Resource Damage trustees. In fiscal 2006, the Company recorded a liability for its estimated share of the costs of the investigation incurred by the LWG to date. The Company’s estimated share of these costs is not considered to be material. As of November 30, 2008, the Company has reserved $1 million for investigation costs of the Portland Harbor.

SCHNITZER STEEL INDUSTRIES, INC.

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

During the second phase of the dredging in the head of the Hylebos Waterway, which began in July 2004, the Company incurred remediation costs of $16 million during fiscal 2005. The Company’s cost estimates were based on the assumption that dredge removal of contaminated sediments would be accomplished within one dredge season, from July 2004 to February 2005. However, due to a variety of factors, including dredge contractor operational issues and other dredge related delays, the dredging was not completed during the first dredge season. As a result, the Company recorded environmental charges of $14 million in fiscal 2005, primarily to account for additional estimated costs to complete this work during a second dredging season. The Company and the Other Party then incurred additional remediation costs of $7 million during fiscal 2006. The Company and the Other Party filed a complaint in the U.S. District Court for the Western District of Washington at Tacoma against the dredge contractor to recover damages and a significant portion of cost overruns incurred in the second dredging season to complete the project. Following a trial that concluded in February 2007, a jury awarded the Company and the Other Party damages in the amount of $6 million. In the first quarter of 2009, the judgment was affirmed on appeal, and the Company relieved a liability in the amount of $2 million related to the dredge contractor’s claim for unpaid invoices and recorded a gain in the amount of $4 million with respect to the damages award. As of November 30, 2008, environmental liabilities for the Hylebos Waterway aggregated less than $1 million.

Other Metals Recycling Business Sites

The Company’s environmental reserves include approximately $22 million for potential future clean-up of other MRB locations at which the Company or its subsidiaries have conducted business or allegedly disposed of other materials. No environmental compliance enforcement proceedings are currently pending related to these sites.

Auto Parts Business

The Company’s environmental reserves include $17 million for potential future clean-up of APB locations at which the Company or its subsidiaries have conducted business or allegedly disposed of other materials. No environmental compliance enforcement proceedings are currently pending related to these sites.

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

SCHNITZER STEEL INDUSTRIES, INC.

Contingencies - Other

On October 16, 2006, the Company finalized settlements with the DOJ and the SEC resolving an investigation related to a past practice of making improper payments to the purchasing managers of the Company’s customers in Asia in connection with export sales of recycled ferrous metal. Under the settlement, the Company agreed to a deferred prosecution agreement with the DOJ (the “Deferred Prosecution Agreement”) and agreed to an order issued by the SEC, instituting cease-and-desist proceedings, making findings and imposing a cease-and-desist order pursuant to Section 21C of the Securities Exchange Act of 1934 (the “Order”). Under the Deferred Prosecution Agreement, the DOJ will not prosecute the Company if the Company meets the conditions of the agreement for a period of three years including, among other things, that the Company engage a compliance consultant to advise its compliance officer and its Board of Directors on the Company’s compliance program. Under the settlement, the Company has agreed to cooperate fully with any ongoing, related DOJ and SEC investigations. The Company does not expect to pay any future material amounts associated with this settlement.

Note 7 - Short-Term Borrowings

The Company’s short-term borrowings consist primarily of a one year unsecured uncommitted credit line with Wells Fargo Bank, N.A. The credit line expires March 1, 2009; however, the Company believes it will be able to renew the facility. Interest rates on outstanding indebtedness under the unsecured line of credit are set by the bank at the time of borrowing. The weighted average interest rate on this line was 2.57% at November 30, 2008. As of November 30, 2008 and August 31, 2008 the Company had $25 million outstanding under this agreement. The credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of November 30, 2008 and August 31, 2008, the Company was in compliance with all such covenants.

Note 8 - Long-Term Debt

In July 2007, the Company amended its unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The revised agreement provides for a five-year, $450 million revolving credit facility maturing in July 2012. Interest rates on outstanding indebtedness under the amended agreement are based, at the Company’s option, on either the London Interbank Offered Rate (“LIBOR”) plus a spread of between 0.50% and 1.00%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.10% and 0.25% based on a pricing grid tied to the Company’s leverage ratio. As of November 30, 2008 and August 31, 2008, the Company had borrowings outstanding under the credit facility of $97 million and $150 million, respectively.

The bank credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of November 30, 2008, the Company was in compliance with all such covenants.

As of November 30, 2008 the Company had capital lease obligations for the use of equipment that expire at various dates through November 2014. As of November 30, 2008, and August 31, 2008 the Company had $2 million and $1 million, respectively, of assets that were accounted for as capital leases which were included in property, plant and equipment on the condensed consolidated balance sheets. Additionally, as of November 30, 2008 and August 31, 2008, the Company had $8 million of long-term bonded indebtedness that matures in January 2021.

SCHNITZER STEEL INDUSTRIES, INC.

Note 9 - Related Party Transactions

The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $5 million and $6 million in the first quarter of fiscal 2009 and 2008, respectively. Advances to (payments from) these joint ventures were $1 million and ($3) million as of November 30, 2008 and August 31, 2008, respectively.

Thomas D. Klauer, Jr., President of the Company’s Auto Parts Business, is the sole shareholder of a corporation that is the 25% minority partner in a partnership with the Company. This partnership operates four self-service stores in Northern California. Mr. Klauer’s 25% share of the profits (loss) of this partnership totaled ($155,000) and $377,000 in the first quarter of fiscal 2009 and 2008, respectively. Mr. Klauer also owns the property at one of these stores which is leased to the partnership under a lease providing for annual rent of $235,000, subject to annual adjustments based on the Consumer Price Index, and has a term that expires in December 2010. The partnership has the option to renew the lease upon its expiration for a five-year period. In addition, during fiscal 2008, the Company loaned this partnership $5 million to fund the exercise of an option to purchase property occupied by the partnership. The loan bears interest at a market rate, and the partnership is prohibited from making distributions to its partners until the loan is repaid. At November 30, 2008 the loan balance was $3 million.

Members of the Schnitzer family own significant interests in the Company and may exercise voting control by virtue of their ownership of Class B common stock. As such, Schnitzer family employees are considered related parties for financial reporting purposes. Gary Schnitzer, Gregory Schnitzer and Joshua Philip, each a member of the Schnitzer family, are employed by the Company. For the first quarter of fiscal 2009, these members of the Schnitzer family earned total compensation of $292,000 compared to $247,000 for the first quarter of fiscal 2008.

Note 10 - Fair Value Measurements

The Company’s natural gas contract to supply the SMB mini-mill is classified as a derivative instrument and carried at fair value. Fair value for the Company’s natural gas derivative instrument, the only instrument impacted by the adoption of SFAS No. 157, is determined using a forward price curve based on observable market price quotations at a major natural gas trading hub. In accordance with SFAS No. 157, the Company considers nonperformance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of the counterparty when the Company is in an unrealized gain position, or on the Company’s own credit spread when the Company is in an unrealized loss position. This assessment of nonperformance risk is generally derived from the credit default swap market or from bond market credit spreads. The impact of the credit risk adjustments for the Company’s outstanding derivative was not material to the fair value calculation at November 30, 2008. Mark-to-market adjustments on this instrument resulted in a derivative liability of $6 million at November 30, 2008, an increase of $2 million from August 31, 2008. This amount is classified as a Level 2 fair value measurement under the SFAS 157 fair value hierarchy described in Note 1 above.

Note 11 - Share-based Compensation

The Company recognized $4 million and $3 million in the aggregate for share-based compensation expense for the three months ended November 30, 2008 and 2007, respectively. A detailed description of the awards under the Company’s 1993 Stock Incentive Plan and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2008.

SCHNITZER STEEL INDUSTRIES, INC.

Fiscal 2009-2011 Long-Term Incentive Awards

On November 24, 2008, the Company’s Compensation Committee approved performance-based awards under the Company’s 1993 Stock Incentive Plan (“the Plan”) and the entry by the Company into Long-Term Incentive Award Agreements evidencing the award of these performance shares. The Compensation Committee established performance targets based on the Company’s average growth in earnings per share (weighted at 50%) and the Company’s average return on capital employed (weighted at 50%) for the three years of the performance period, with award payouts ranging from a threshold of 50% to a maximum of 200% for each portion of the target awards. A participant generally must be employed by the Company on the October 31 following the end of the performance period to receive an award payout, although adjusted awards will be paid if employment terminates earlier on account of death, disability, retirement, termination without cause after the first year of the performance period or on a sale of the Company. Awards will be paid in Class A common stock as soon as practicable after October 31 following the end of the performance period. The grant date for the fiscal 2009–2011 performance-based awards was November 24, 2008. Compensation expense for the fiscal 2009–2011 performance-based awards during the quarter ended November 30, 2008 was immaterial.

Note 12 - Employee Benefits

The Company and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies. These plans include a defined benefit plan, a supplemental executive retirement benefit plan (“SERBP”), defined contribution plans and multiemployer pension plans. These plans are more fully described in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2008.

The components of net periodic pension costs for the three months ended were (in thousands):

	Defined Benefit Plan		SERBP
	For the Three Months Ended		For the Three Months Ended
	11/30/2008	11/30/2007	11/30/2008	11/30/2007
Service cost	$—	$—	$9	$11
Interest cost	195	186	31	30
Expected return on plan assets	(243)	(244)	—	—
Recognized actuarial (gain) loss	70	22	(8)	(6)

Net periodic pension (benefit) cost	$22	$(36)	$32	$35

Defined Benefit Plans

Benefits under the Company’s defined benefit plan were frozen effective June 30, 2006. In general, additional contributions to the plan are not required; however, changes in the discount rate or actual investment returns that are lower than the long-term expected return on plan assets could result in the need for the Company to make additional contributions. Recently, most defined benefit plans have experienced deterioration in their funded status due to the general decline in equity values over the last fiscal quarter. As a result, the Company may be required to make additional contributions to the defined benefit plan in fiscal 2009. The Company made no contributions to the defined benefit plan during the quarters ended November 30, 2008 or 2007. Company contributions to the SERBP were $37,000 for the first quarter of each of fiscal 2009 and 2008.

Multiemployer Pension Plans

The Company contributes to various multiemployer pension plans in accordance with its collective bargaining agreements. The Company is not the sponsor or administrator of these plans, and contributions are determined in accordance with the provisions of negotiated labor contracts. The Company has contingent liabilities for its share of the unfunded liabilities of each plan to which it contributes. Due to the general decline in equity values, the

SCHNITZER STEEL INDUSTRIES, INC.

Company believes these plans have experienced deterioration in their funded status. Should the funding status of these plans fall below certain specified levels, the Company may be required to participate in a rehabilitation plan, which could involve contribution increases, benefit reductions or a combination of the two. Company contributions to the multiemployer plans were $1 million for the first quarter of each of fiscal 2009 and 2008.

The Company also has a contingent liability for the funding of the multiemployer plan benefiting employees of SMB that would be triggered if the Company were to withdraw or partially withdraw from that plan, and such liability could be material to the Company’s results of operations and cash flows. Because the Company has no current intention of withdrawing from any of the multiemployer plans in which it participates, it has not recognized a liability for this contingency. The Company is unable to determine its relative portion of any existing withdrawal liability, or estimate its future liability, under these plans as of November 30, 2008.

Defined Contribution Plans

The Company has several defined contribution plans covering non-union employees. Company contributions to the defined contribution plans were $2 million and $1 million for the first quarter of fiscal 2009 and 2008, respectively. The Company expects to make contributions to its various defined contribution plans of approximately $5 million for the remainder of fiscal 2009.

Note 13 - Segment Information

The Company operates in three reportable segments: metal purchasing, processing, recycling and selling (MRB), mini-mill steel manufacturing (SMB), and self-service and full-service used auto parts (APB). Additionally, the Company is a non-controlling partner in joint ventures, which are either in the metals recycling business or are suppliers of unprocessed metal.

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

The following is a summary of the Company’s total assets (in thousands):

	November 30, 2008	August 31, 2008
Metals Recycling Business	$1,208,887	$1,308,148
Auto Parts Business	263,113	271,335
Steel Manufacturing Business	343,924	380,944

Total segment assets	1,815,924	1,960,427
Corporate and eliminations	(542,017)	(405,574)

Total assets	$1,273,907	$1,554,853

SCHNITZER STEEL INDUSTRIES, INC.

The tables below illustrate the Company’s operating results by segment for the three months ended November 30, 2008 and 2007 (in thousands):

	For the Three Months Ended
	11/30/2008	11/30/2007
Revenues:
Metals Recycling Business	$401,184	$481,471
Auto Parts Business	67,304	72,163
Steel Manufacturing Business	98,632	109,689

Segment revenue	567,120	663,323
Intersegment eliminations	(68,555)	(59,426)

Total revenues	$498,565	$603,897

Depreciation and amortization:
Metals Recycling Business	$8,599	$6,816
Auto Parts Business	1,977	1,919
Steel Manufacturing Business	2,970	2,700

Segment depreciation and amortization	13,546	11,435
Corporate	985	478

Total depreciation and amortization	$14,531	$11,913

The reconciliation of the Company’s segment operating income (loss) to income (loss) before income taxes is (in thousands):

Metals Recycling Business	$(19,249)	$29,637
Auto Parts Business	(8,948)	7,214
Steel Manufacturing Business	(31,286)	14,344

Segment operating income (loss)	(59,483)	51,195
Corporate and eliminations	9,075	(9,826)

Total operating income (loss)	(50,408)	41,369
Other income (expense)	(1,075)	(1,734)

Total income (loss) before income taxes and minority interests	$(51,483)	$39,635

Note 14 - Income Taxes Expense (Benefit)

The effective tax rates for the three months ended November 30, 2008 and November 30, 2007 were 33.6% and 35.9%, respectively. Since there was a pre-tax loss for the period ended November 30, 2008, income taxes represented a benefit for the period. The decrease in the effective tax rate was primarily due to state taxes and to the benefit of $5 million of nondeductible executive incentive compensation that was awarded and included as nondeductible officers’ compensation for fiscal 2008 but was voluntarily and irrevocably declined in November 2008.

The Company files federal and state income tax returns in the United States and a foreign tax return in Canada. The federal statute of limitations has expired for fiscal 2004 and prior. The Company is no longer subject to state and foreign tax examinations for years before fiscal 2004. Certain state tax authorities are currently examining the Company’s returns for fiscal 2004 and 2005. In addition, the Company has been notified of the U.S. Internal Revenue Service’s intent to examine the Company’s federal returns for fiscal 2007.

Deferred taxes include benefits expected to be realized from the use of the net operating loss carryforwards (“NOLs”) acquired in the Proler International Corp. (“PIC”) acquisition in fiscal 1996 and the GreenLeaf acquisition in fiscal 2006. As of November 30, 2008 and August 31, 2008, the balances for these two NOLs were $3 million for PIC and $10 million for GreenLeaf. The annual use of these NOLs is limited by Section 382 of the Internal Revenue Code. If unused, the NOLs for PIC expire in fiscal 2012 and the NOLs for GreenLeaf

SCHNITZER STEEL INDUSTRIES, INC.

expire in fiscal 2024. As of November 30, 2008, the Company also recorded a current deferred tax asset for the federal tax benefit of the first quarter 2008 net operating losses which is expected to reverse in subsequent quarters of the current fiscal year. The Company also has state tax credits that expire between 2010 and 2020. A valuation allowance of $1 million has been recorded at November 30, 2008 for state tax credits that are expected to expire unused in the future. Realization of the remaining deferred tax assets is dependent upon generating sufficient taxable income prior to expiration of the remaining state tax credits and net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax asset, net of the valuation allowance provided, will be realized.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a discussion of the Company’s operations for the fiscal quarters ended November 30, 2008 and 2007. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the results of operations and financial condition of Schnitzer Steel Industries, Inc. (the “Company”) and should be read in conjunction with the Company’s 2008 Form 10-K and the Unaudited Condensed Consolidated Financial Statements and the related notes thereto included elsewhere in this Form 10-Q.

FORWARD-LOOKING STATEMENTS

Statements and information included in this Quarterly Report on Form 10-Q by Schnitzer Steel Industries, Inc. (the “Company”) that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding the Company’s expectations, intentions, beliefs and strategies regarding the future, including statements regarding trends, cyclicality and growth in the markets the Company sells into, strategic direction, changes to manufacturing processes, the cost of compliance with environmental and other laws, liquidity positions, ability to generate cash from continuing operations, expected growth, the potential impact of adopting new accounting pronouncements, expected results including pricing, sales volumes, profitability, obligations under the Company’s retirement plans, savings or additional costs from business realignment programs and the adequacy of accruals.

When used in this report, the words “believes,” “expects,” “anticipates,” “intends,” “assumes,” “estimates,” “evaluates,” “may,” “could,” “opinions,” “forecasts,” “future,” “forward,” “potential,” “probable” and similar expressions are intended to identify forward-looking statements.

The Company may make other forward-looking statements from time to time, including in press releases and public conference calls. All forward-looking statements made by the Company are based on information available to the Company at the time the statements are made, and the Company assumes no obligation to update any forward-looking statements, except as may be required by law. Actual results are subject to a number of risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in Item 1A. Risk Factors of Part I in the Company’s most recent Annual Report on Form 10-K. Other examples include volatile supply and demand conditions affecting prices and volumes in the markets for both the Company’s products and raw materials it purchases; world economic conditions; world political conditions; unsettled credit markets; the Company’s ability to match output with demand; changes in federal and state income tax laws; government regulations and environmental matters; the impact of pending or new laws and regulations regarding imports and exports into the United States and other foreign countries; foreign currency fluctuations; competition; seasonality, including weather; energy supplies; freight rates and availability of transportation; loss of key personnel; expectations regarding the Company’s compliance program; the inability to obtain sufficient quantities of scrap metal to support current orders; purchase price estimates made during acquisitions; business integration issues relating to acquisitions of businesses; credit-worthiness of and availability of credit to suppliers and customers; new accounting pronouncements; availability of capital resources; business disruptions resulting from installation or replacement of major capital assets; and the adverse impact of climate changes.

SCHNITZER STEEL INDUSTRIES, INC.

General

Founded in 1906, Schnitzer Steel Industries, Inc. (“the Company”), an Oregon corporation, is currently one of the nation’s largest recyclers of ferrous and nonferrous metal, a leading recycler of used and salvaged vehicles and a manufacturer of finished steel products.

The Company operates in three reportable segments: the Metals Recycling Business (“MRB”), the Auto Parts Business (“APB”) and the Steel Manufacturing Business (“SMB”). Corporate expense consists primarily of unallocated corporate expense for management and administrative services that benefit all three business segments. As a result of this unallocated expense, the operating income (loss) of each segment does not reflect the operating income (loss) the segment would have as a stand-alone business. For further information regarding the Company’s segments refer to Note 13 – Segment Information, in the notes to the consolidated financial statements, in Part I, Item 1 of this report.

The Company’s results of operations largely depend on the demand and prices for recycled metal in global markets and for steel products in the Western United States, as well as freight rates and the availability of transportation. The Company’s deep water port facilities on both the East and West coasts of the United States and in Hawaii allow it to take advantage of the increasing demand for recycled metal by steel manufacturers located in Europe, Asia, Mexico and the Mediterranean. The Company’s processing facilities in the Southeastern U.S. also provide access to the automobile and steel manufacturing industries in that region. Market prices for recycled ferrous and nonferrous metal fluctuate periodically and have a significant impact on the results of operations for all three operating segments.

Executive Overview of Quarterly Results

The Company generated consolidated revenues of $499 million for the first quarter of fiscal 2009, a decrease of $105 million, or 17%, from $604 million in the first quarter of fiscal 2008. Consolidated operating income (loss) for the first quarter of fiscal 2009 decreased $92 million, or 222%, from $41 million for the first quarter of fiscal 2008 to a ($50) million operating loss for the first quarter of fiscal 2009. For the first quarter of fiscal 2009, the Company incurred a net loss of ($34) million, a decrease of $59 million, or 238%, compared to net income of $25 million in the prior year period. The net loss included a pre-tax, non-cash net realizable value (“NRV”) inventory adjustment of $52 million. Diluted net loss per share for the quarter was ($1.21), a 242% decrease over the first quarter of fiscal 2008. The decrease in revenues and operating income (loss) was generated from all segments.

Net cash provided by operating activities for the three months ended November 30, 2008, was $70 million, an increase of $101 million, compared to net cash used in operating activities of $31 million for the same period in fiscal 2008. As of November 30, 2008, debt, net of cash, was approximately $121 million, compared to $169 million at August 31, 2008.

For the first quarter of fiscal 2009, MRB revenues decreased by $80 million, or 17%, to $401 million from $481 million for the same period in fiscal 2008. This included a $76 million, or 19%, decrease in ferrous revenues to $313 million and a $3 million, or 3%, decrease in nonferrous revenues to $87 million. The decrease in ferrous revenues was driven by a 31% decrease in sales volumes, which was partially offset by a 26% increase in the average net sales price. Ferrous volumes in the first quarter of fiscal 2009 decreased by 357,000 tons compared to the same period in the prior year due to lower demand arising from weaker economic conditions. The decrease in nonferrous revenues was driven by a 22% decrease in the average net sales price, which was partially offset by a 21% increase in pounds sold. Operating income (loss) for MRB was ($19) million, or 4.8% of revenues, for the first quarter of fiscal 2009, compared to $30 million, or 6.2% of revenues, for the same period in fiscal 2008. The decrease in operating income of $49 million, or 165%, was primarily due to reduced demand for scrap and recycled metal arising from weaker economic conditions, which led to a reduction in ferrous sales volumes and average nonferrous selling prices. The lower sales volumes were largely attributable to renegotiations, deferrals and cancellations of customer contracts. In addition, continued weak demand and the impact of declines in anticipated future selling prices which outpaced the decline in inventory costs, resulted in MRB recording a non-cash NRV inventory write-down of $29 million.

SCHNITZER STEEL INDUSTRIES, INC.

For the first quarter of fiscal 2009, APB revenues decreased by $5 million, or 7%, to $67 million from $72 million for the same period in fiscal 2008. The decrease in revenues compared to the same period in the prior year was driven by a $2 million, or 16%, decrease in scrap vehicle revenue due to lower sales volumes and prices, a $2 million, or 19%, decrease in core revenue due to lower sales volumes and prices, and a less than $1 million, or 1%, decrease in parts revenue. Operating income (loss) for APB was ($9) million, or 13.3% of revenues, for the first quarter of fiscal 2009 compared to $7 million, or 10.0% of revenues, for the same period in fiscal 2008. The decrease in operating income of $16 million, or 224%, reflected the impact of lower sales volumes and prices and the adverse impact of inventory costs not falling as rapidly as selling prices.

For the first quarter of fiscal 2009, SMB revenues decreased by $11 million, or 10%, to $99 million from $110 million for the same period in fiscal 2008. The decrease over the prior year was the result of a reduction in finished steel sales volumes, partially offset by an increase in average net selling prices for finished steel products. Sales volumes decreased 76,000 tons, or 44%, to 98,000 tons for the first quarter of fiscal 2009 compared to same period in the prior year, primarily due to significantly reduced demand as a result of weaker economic and market conditions. The average net selling price per ton increased $263, or 44%, to $864 for the first quarter of fiscal 2009 compared to same period last year. Operating income (loss) for SMB was ($31) million, or 31.7% of revenues, for the first quarter of fiscal 2009, compared to $14 million, or 13.1% of revenues, for the same period in fiscal 2008. The decrease in operating income of $46 million, or 318%, was primarily due to reduced demand for finished steel products that led to lower sales volumes and the impact of inventory costs not falling as rapidly as selling prices coupled with a decline in anticipated future selling prices which resulted in SMB recording a non-cash NRV inventory write-down of $32 million. In addition, the decrease in operating income reflected lower production volumes that resulted in $6 million of production costs that could not be capitalized in inventory.

Business Combinations

Metals Recycling Business

In the first quarter of fiscal 2009, the Company signed a purchase and sale agreement for the following acquisitions:

•

In September 2008, the Company signed an agreement to acquire the leading metal recycler in Puerto Rico. This acquisition will expand the Company’s presence into a new region, increase the Company’s processing capability and provide access to new sources of scrap metal.

•	In October 2008, the Company signed an agreement to acquire a metal recycler near the Company’s Tacoma, Washington export facility. This acquisition closed in December 2008.

These acquisitions are not expected to be material, individually or in the aggregate, to the Company’s financial position or results of operations.

Share Repurchases

Pursuant to a share repurchase program as amended in 2001 and in October 2006, the Company was authorized to repurchase up to 6.0 million shares of its Class A common stock when management deems such repurchases to be appropriate. Prior to fiscal 2009, the Company had repurchased approximately 4.5 million shares under the program. In November 2008, the Company’s Board of Directors approved an increase in the shares authorized for repurchase by 3.0 million, to 9.0 million. No share repurchases were made during the quarter ended November 30, 2008. As a result, at November 30, 2008 there were approximately 4.5 million shares available for repurchase under existing authorizations.

SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

	For the Three Months Ended
($ in thousands)	11/30/2008	11/30/2007	% Change
Revenues:
Metals Recycling Business	$401,184	$481,471	(17%)
Auto Parts Business	67,304	72,163	(7%)
Steel Manufacturing Business	98,632	109,689	(10%)
Intercompany revenue eliminations	(68,555)	(59,426)	15%

Total revenues	498,565	603,897	(17%)

Cost of Goods Sold:
Metals Recycling Business	407,294	434,785	(6%)
Auto Parts Business	61,128	50,206	22%
Steel Manufacturing Business	127,980	93,499	37%
Intercompany cost of goods sold eliminations	(82,642)	(59,112)	40%

Total Cost of Goods Sold	513,760	519,378	(1%)

Selling, General and Administrative Expense:
Metals Recycling Business	20,437	18,790	9%
Auto Parts Business	15,124	14,743	3%
Steel Manufacturing Business	1,938	1,846	5%
Corporate	5,583	9,512	(41%)

Total SG&A Expense	43,082	44,891	(4%)

Environmental Matters:
Metals Recycling Business	(5,613)	—	100%

(Income) loss from joint ventures:
Metals Recycling Business	(1,685)	(1,741)	(3%)
Intercompany (profit) loss elimination	(571)	—	(100%)

Total joint venture income	(2,256)	(1,741)	30%

Operating Income (loss):
Metals Recycling Business	(19,249)	29,637	(165%)
Auto Parts Business	(8,948)	7,214	(224%)
Steel Manufacturing Business	(31,286)	14,344	(318%)

Total segment operating income (loss)	(59,483)	51,195	(216%)
Corporate expense	(5,583)	(9,512)	(41%)
Change in intercompany profit elimination	14,658	(314)	(4768%)

Total operating income (loss)	$(50,408)	$41,369	(222%)

Revenues

Consolidated revenues for the first quarter of fiscal 2009 decreased $105 million, or 17%, to $499 million from $604 million in the first quarter of fiscal 2008. Revenues in the first quarter of fiscal 2009 decreased for all business segments, primarily due to weaker economic conditions, which led to reduced demand.

SCHNITZER STEEL INDUSTRIES, INC.

Operating Income

Consolidated operating income decreased $92 million for the first quarter of fiscal 2009 compared to the same period in fiscal 2008. The decrease in operating income was primarily attributable to reduced demand for scrap and recycled metal and finished steel products resulting from weaker economic conditions. Ferrous sales volumes were also impacted by a number of renegotiations, deferrals and cancellations of customer contracts. This reduced demand resulted in lower ferrous metal and finished steel sales volumes and lower average nonferrous selling prices. Continued weak demand and the impact of declines in anticipated future selling prices, which outpaced the declines in inventory costs, resulted in non-cash NRV inventory write-downs of $52 million (comprised of $29 million at MRB, $32 million at SMB and ($9) million that is eliminated in consolidation). In addition, lower production volumes resulted in the recognition of a $10 million charge for production costs that could not be capitalized in inventory. The decrease in operating income arising from the weaker economic conditions was partially offset by a $2 million release of environmental reserves and a $4 million gain recognized in the first quarter of fiscal 2009, both related to resolution of the Hylebos Waterways litigation. The first quarter results also reflected a $5 million benefit arising from nondeductible executive incentive compensation that was awarded and included as nondeductible officers’ compensation for fiscal 2008 but was voluntarily and irrevocably declined in November 2008. As a percentage of revenues, operating income (loss) decreased by 17.0 percentage points for the first quarter of fiscal 2009 compared to the same period in fiscal 2008.

Interest Expense

Interest expense decreased by $1 million, or 42%, to $1 million for the first quarter of fiscal 2009 compared with the same period last year as a result of lower average interest rates and the Company carrying lower average debt balances during the period. For more information about the Company’s outstanding debt balances, see Item 1 – Financial Statements (unaudited) – Notes to Condensed Consolidated Financial Statements, Note 8 – Long-Term Debt.

Income Tax Expense (Benefit)

The effective tax rate for the first quarter of fiscal 2009 was 33.6%, compared to 35.9% for the same period in the prior year. The reduction in the effective tax rate for the first quarter of fiscal 2009 was mainly due to state taxes and to the benefit of $5 million of nondeductible executive incentive compensation that was awarded and included as nondeductible officers’ compensation for fiscal 2008 but was voluntarily and irrevocably declined in November 2008. Management does not expect the tax rate to change materially for the balance of the fiscal year.

SCHNITZER STEEL INDUSTRIES, INC.

Financial results by segment

The Company operates its business across three reportable segments: MRB, APB and SMB. Additional financial information relating to these business segments is contained in Item 1 – Financial Statements (unaudited) – Notes to Condensed Consolidated Financial Statements, Note 13 - Segment Information.

Metals Recycling Business

	For the Three Months Ended
($ in thousands, except prices)	11/30/2008	11/30/2007	% change
Ferrous revenues	$312,755	$388,282	(19%)
Nonferrous revenues	86,517	89,606	(3%)
Other	1,912	3,583	(47%)

Total revenues	401,184	481,471	(17%)

Cost of goods sold	407,294	434,785	(6%)
Selling, general and administrative expense	20,437	18,790	9%
Environmental matters	(5,613)	—	(100%)
(Income) from joint ventures	(1,685)	(1,741)	(3%)

Segment operating income (loss)	$(19,249)	$29,637	(165%)

Average Ferrous Recycled Metal Sales Prices ($/LT) (1)
Domestic	$371	$279	33%
Export	$353	$286	23%
Average	$359	$284	26%

Ferrous Sales Volumes (LT)
Steel Manufacturing Business	145,493	179,686	(19%)
Other Domestic	129,620	178,833	(28%)

Total Domestic	275,113	358,519	(23%)
Export	503,635	777,099	(35%)

Total Ferrous Sales Volumes (LT)	778,748	1,135,618	(31%)

Average Nonferrous Sales Price ($/pound) (1)	$0.78	$1.00	(22%)
Nonferrous Sales Volumes (pounds, in thousands)	107,359	88,808	21%

Outbound freight included in Cost of Sales (in thousands)	$35,008	$67,136	(48%)

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer. LT refers to long ton which is 2,240 pounds.

Revenues

For the quarter ended November 30, 2008, MRB generated revenues of $401 million before intercompany eliminations, a decrease of $80 million, or 17%, over the same period of the prior year, primarily attributable to lower ferrous sales volumes as a result of the reduced demand arising from weaker market conditions, combined with a number of renegotiations, deferrals and cancellations of customer contracts.

Ferrous revenues decreased $76 million, or 19%, to $313 million during the quarter ended November 30, 2008 compared to the same period last year. The decrease in ferrous revenues was driven by reductions in ferrous sales volumes, which were partially offset by higher average net selling prices, which continued to decline in the first quarter of fiscal 2009.

SCHNITZER STEEL INDUSTRIES, INC.

Due to weaker demand, ferrous volumes decreased 357,000 tons, or 31%, to 779,000 tons in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. Ferrous export sales volumes decreased by 273,000 tons, or 35%, to 504,000 tons in the first quarter of fiscal 2009 compared to the same period in the prior year. Ferrous domestic sales volumes decreased 84,000 tons, or 23%, to 275,000 tons in the first quarter of fiscal 2009 compared to the same period in the prior year. Although the Company experienced declining prices during the first quarter of fiscal 2009, the average net ferrous selling price increased $75 per long ton, or 26%, for the three months ended November 30, 2008, compared to the same period in the prior year.

Nonferrous revenues decreased $3 million, or 3%, to $87 million during the quarter ended November 30, 2008 compared to the same period last year. The decrease in nonferrous revenues was primarily driven by a decrease in the average nonferrous net sales price, partially offset by an increase in sales volumes. The average net sales price decreased $0.22, or 22%, to $0.78 per pound for the first quarter of fiscal 2009, primarily due to weaker demand. Due primarily to increased capacity, nonferrous pounds shipped increased 19 million pounds, or 21%, to over 107 million pounds for the quarter ended November 30, 2008 compared to the same period last year.

Segment Operating Income (Loss)

Operating income (loss) for MRB was ($19) million, or 4.8% of revenues, for the first quarter of fiscal 2009, compared to $30 million, or 6.2% of revenues, for the same period in fiscal 2008. The decrease in operating income was due to reduced demand for scrap and recycled metal resulting from weaker economic conditions combined with renegotiations, deferrals and cancellations of customer contracts, which in turn resulted in reduced ferrous sales volumes. Continued weak demand and the impact of declines in anticipated future selling prices, which outpaced the decline in inventory costs, resulted in MRB recording a non-cash NRV inventory write-down of $29 million, and lower production volumes also resulted in the recognition of $4 million of production costs that could not be capitalized in inventory. In addition, the decrease in operating income reflected a $2 million increase in selling, general and administrative (“SG&A”) expenses, primarily resulting from incremental capacity growth in fiscal 2008. The decrease in operating income was partially offset by a $2 million release of environmental reserves and a $4 million gain recognized in the first quarter of fiscal 2009, both related to the resolution of the Hylebos Waterways litigation.

Outlook

MRB believes that the long-term fundamentals supporting the prices for recycled metals remain positive; however, given current trends in the market for ferrous and nonferrous metal, MRB believes that fiscal 2009 selling prices will be lower than those seen in 2008. Due to the high level of uncertainty regarding the economic environment, MRB’s past trends of sales volumes may not be indicative of expected volumes in fiscal 2009.

Auto Parts Business

	For the Three Months Ended
($ in thousands)	11/30/2008	11/30/2007	% change
Revenues	$67,304	$72,163	(7%)
Cost of goods sold	61,128	50,206	22%
Selling, general and administrative expense	15,124	14,743	3%

Segment operating income (loss)	$(8,948)	$7,214	(224%)

Revenues

For the quarter ended November 30, 2008, APB generated revenues of $67 million before intercompany eliminations, a decrease of $5 million, or 7%, over the same period last year, driven by reduced sales volumes of scrapped vehicles, cores and parts and lower average selling prices for cores.

SCHNITZER STEEL INDUSTRIES, INC.

Segment Operating Income (Loss)

Operating income (loss) for APB was ($9) million, or 13.3% of revenues, for the first quarter of fiscal 2009, compared to $7 million, or 10.0% of revenues, for the same period in fiscal 2008. The decrease in operating income for fiscal 2009 reflects the impact of lower sales volumes for scrapped vehicles and cores, lower sales prices for cores, higher purchase vehicle costs and the impact of inventory costs not falling as rapidly as selling prices.

Outlook

Given current trends in the market for ferrous and nonferrous metal, APB continues to believe that fiscal 2009 selling prices for cores and scrap will be lower than those seen in 2008. Due to the high level of uncertainty regarding the economic environment, APB’s past trends of sales volumes may not be indicative of expected volumes in fiscal 2009.

Steel Manufacturing Business

	For the Three Months Ended
($ in thousands, except prices)	11/30/2008	11/30/2007	% change
Revenues	$98,632	$109,689	(10%)
Cost of goods sold	127,980	93,499	37%
Selling, general and administrative expense	1,938	1,846	5%

Segment operating income (loss)	$(31,286)	$14,344	(318%)

Finished Goods Average Sales Price ($/ton) (1)	$864	$601	44%
Finished Steel Products Sold (tons, in thousands)	98	174	(44%)

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

Revenues

For the quarter ended November 30, 2008, SMB generated revenues of $99 million, a decrease of $11 million, or 10%, over the same period of the prior year as a result of reduced sales volumes for finished steel products. Sales volumes of finished steel products decreased by 44% to 98,000 tons in the first fiscal quarter of 2009 compared to the same period last year, primarily due to reduced demand resulting from the weakened economic conditions. Although the Company experienced declining prices in the first quarter, there was an increase in the average selling prices compared to the same period last year of $263 per ton, or 44%, to $864 per ton.

Segment Operating Income (Loss)

Operating income (loss) for SMB was ($31) million, or 31.7% of revenues, for the three months ended November 30, 2008, compared to $14 million, or 13.1% of revenues, for the same period in fiscal 2008. The decrease in operating income reflects the impact of lower sales volumes caused by weaker economic conditions, a decline in inventory costs which lagged the reduction in selling prices during the quarter and lower anticipated future selling prices that resulted in SMB recording a non-cash NRV inventory write-down of $32 million in the first quarter of fiscal 2009. In addition, the decrease in operating income reflected lower production volumes that resulted in $6 million of production costs that could not be capitalized in inventory.

Outlook

At the beginning of fiscal 2009, weakening U.S. economic conditions led to a further contraction of construction demand. Coupled with a stronger U.S. dollar and potential pressure from imported steel products, SMB currently believes that fiscal 2009 selling prices will be lower than those seen in 2008. Due to the high level of uncertainty regarding the economic environment, SMB’s past trends of sales volumes may not be indicative of expected volumes in fiscal 2009.

SCHNITZER STEEL INDUSTRIES, INC.

Liquidity and Capital Resources

The Company relies on cash provided by operating activities as a primary source of liquidity, supplemented by current cash resources and existing credit facilities.

Sources and Uses of Cash

The Company had cash balances of $10 million and $15 million, at November 30, 2008 and August 31, 2008, respectively. Cash balances are intended to be used for working capital and capital expenditures. The Company uses excess cash on hand to reduce amounts outstanding on credit facilities. As of November 30, 2008, debt, net of cash, was $121 million compared to $169 million at August 31, 2008.

Net cash provided by operating activities for the three months ended November 30, 2008, was $70 million, an increase of $101 million compared to net cash used in operating activities of $31 million for the same period in fiscal 2008. The primary sources of cash from operations included a decrease in accounts receivable of $209 million due to cash collections of receivables and a reduction in sales revenues, a $48 million decrease in inventory due to lower purchase costs, the add back of the $52 million non-cash NRV inventory write-down and $15 million of non-cash depreciation and amortization expense. These sources of cash were partially offset by uses of cash that included the net loss of ($34) million, a $100 million decrease in accounts payable due to the reduction in price and volumes of material purchases, a $50 million decrease in other accrued liabilities mainly due to a $42 million decrease in accrued payroll primarily due to payment of fiscal 2008 incentive compensation awards and a $41 million decrease in accrued income taxes due to tax payments made in the first quarter of fiscal 2009.

Net cash used in investing activities for the three month period ended November 30, 2008 was $19 million compared to $43 million for the same period in fiscal 2008. Net cash used in investing activities for the first quarter of fiscal 2009 included $19 million in capital expenditures to upgrade the Company’s equipment and infrastructure.

Net cash used in financing activities for the three month period ended November 30, 2008 was $55 million, compared to net cash provided by financing activities of $68 million for the same period in fiscal 2008, primarily due to $53 million in net repayments of debt.

Credit Facilities

The Company’s short-term borrowings consist primarily of a one year unsecured uncommitted credit line with Wells Fargo Bank, N.A. The credit line expires March 1, 2009; however, the Company believes it will be able to renew the facility on terms substantially the same as the existing facility. Interest on outstanding indebtedness under the unsecured line of credit is set by the bank at the time of borrowing. The credit available under this agreement is uncommitted; the Company had $25 million of borrowings outstanding as of November 30, 2008 and August 31, 2008.

In July 2007, the Company amended its unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The revised agreement provides for a five-year, $450 million revolving credit facility loan maturing in July 2012. Interest rates on outstanding indebtedness under the amended agreement are based, at the Company’s option, on either the London Interbank Offered Rate (“LIBOR”) plus a spread of between 0.50% and 1.00%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.10% and 0.25% based on a pricing grid tied to the Company’s leverage ratio. As of November 30, 2008 and August 31, 2008, the Company had borrowings outstanding under the credit facility of $97 million and $150 million, respectively.

SCHNITZER STEEL INDUSTRIES, INC.

The two bank credit agreements contain various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of November 30, 2008, the Company was in compliance with all such covenants.

In addition, as of November 30, 2008 and August 31, 2008, the Company had $8 million of long-term bonded indebtedness that matures in January 2021.

Capital Expenditures

Capital expenditures during the first quarter of fiscal 2009 were $19 million, compared to $16 million for the same period last year. In the first quarter of fiscal 2009, capital expenditures included work on general improvements at a number of metals recycling facilities, enhancements to the Company’s information technology infrastructure, investments in technology to improve the recovery of nonferrous materials from the shredding process and investments to further improve efficiency and increase capacity, increase worker safety and enhance environmental systems. The Company plans to invest $30 million to $40 million in capital improvement projects during the remainder of the fiscal year.

Share Repurchase Program

Pursuant to a share repurchase program as amended in 2001 and in October 2006, the Company was authorized to repurchase up to 6.0 million shares of its Class A common stock when management deems such repurchases to be appropriate. Prior to fiscal 2009, the Company had repurchased approximately 4.5 million shares under the program. In November 2008, the Company’s Board of Directors approved an increase in the shares authorized for repurchase by 3.0 million, to 9.0 million. No share repurchases were made during the quarter ended November 30, 2008. As a result, at November 30, 2008 there were approximately 4.5 million shares available for repurchase under existing authorizations.

Future Liquidity and Commitments

The Company makes contributions to a defined benefit pension plan, several defined contribution pension plans and several multiemployer pension plans. Contributions vary depending on the plan and are based on plan provisions, actuarial valuations and negotiated labor agreements. Recently, most defined benefit plans have experienced deterioration in their funded status due to the general decline in equity values. The Company expects to make contributions to its various defined benefit, defined contribution and multiemployer plans of approximately $8 million for the remainder of fiscal 2009. However, as a result of the deterioration in the funded status of the defined benefit pension plans the Company may be required to make additional contributions in fiscal 2009.

Accrued environmental liabilities as of November 30, 2008 were $41 million, compared to $44 million as of August 31, 2008. The decrease was primarily due to the resolution of the Hylebos litigation, resulting in the release of a $2 million reserve in the first quarter of fiscal 2009. The Company expects to pay $3 million over the next 12 months related to previously accrued remediation projects. These future cash outlays are anticipated to be within the amounts established as environmental liabilities.

The Company believes its current cash resources, internally generated funds, existing credit facilities and access to the capital markets will provide adequate financing for capital expenditures, previously announced acquisitions (of approximately $81 million), working capital, stock repurchases, debt service requirements, post-retirement obligations and future environmental obligations for the next 12 months. However, deteriorating general economic conditions may result in the Company further utilizing its available credit lines and curtailing capital and operating expenditures, delaying or restricting acquisitions and share repurchases and reassessing working capital requirements. Should the Company determine, at any time, that it requires additional sources of short-term liquidity, the Company will evaluate available alternatives and take appropriate steps to obtain sufficient additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained, or if obtained, would be adequate or on terms acceptable to the Company. However, the Company believes that its balance sheet at November 30, 2008 and the level of its existing credit facilities should position it to obtain additional sources of liquidity if required.

SCHNITZER STEEL INDUSTRIES, INC.

Off-Balance Sheet Arrangements

With the exception of operating leases, the Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations or cash flows. The Company enters into operating leases for both new equipment and property. There have been no material changes to any off-balance sheet arrangements as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s most recent Annual Report on Form 10-K.

Contractual Obligations

Long-term debt as reported in the contractual obligations table in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008 has decreased $53 million to $97 million as of November 30, 2008 due to reduced net borrowings under the Company’s credit agreements as described above under Liquidity and Capital Resources.

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

As discussed in more detail in Note 2 to the Company’s consolidated financial statements in the Company’s 2008 Annual Report on Form 10-K, goodwill and other intangible assets are tested annually for impairment during the second quarter and upon the occurrence of certain triggering events or substantive changes in circumstances. During part of the first quarter of fiscal 2009, the market value of the Company’s Class A common stock traded below its book value. Given the current economic conditions, deterioration in the financial markets and stock market volatility, the Company evaluated whether a triggering event had occurred in the quarter ended November 30, 2008, which would have required it to perform an interim impairment test of its goodwill and indefinite-lived intangible assets in accordance with SFAS No. 142. The Company determined that no triggering event had occurred, as the long-term fundamentals of the Company’s business have not changed. The market value of the Company’s Class A common stock was below book value for only a portion of the quarter, and subsequent to period end the Company’s stock traded above book value.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their risks and impact on an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the Company as of the second quarter of fiscal 2009. The adoption of SFAS No. 161 will enhance and provide more visibility over the Company’s footnote disclosure surrounding derivative instruments and hedging activities.

SCHNITZER STEEL INDUSTRIES, INC.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141, and issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of ARB No. 51. These two new standards will change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in the consolidated financial statements, respectively. SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. These two standards will be effective for the Company in the first quarter of fiscal 2010. SFAS 141(R) will be applied prospectively. SFAS 160 requires retrospective application of most of the classification and presentation provisions. All other requirements of SFAS 160 shall be applied prospectively. Early adoption is prohibited for both standards. Management is currently evaluating the requirements of SFAS 141(R) and SFAS 160 and has not yet determined the impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for non-recurring non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the beginning of the Company’s first quarter of fiscal 2010. The Company’s significant non-financial assets and liabilities that could be impacted by this deferral include assets and liabilities initially measured at fair value in a business combination and goodwill tested annually for impairment. The Company is currently evaluating the requirements of SFAS 157 as it relates to FSP 157-2 for non-recurring non-financial assets and liabilities and has not yet determined the impact, if any, on the Company’s consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This standard will be effective for the Company on September 1, 2009. Early adoption is prohibited. FSP 142-3 will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

The Company is exposed to commodity price risk, mainly associated with variations in the market price for finished steel products, ferrous and nonferrous metal, including scrap, autobodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. The Company responds to changes in recycled metal selling prices by adjusting purchase prices on a timely basis and by turning rather than holding inventory in expectation of higher prices. The Company actively manages its exposure to commodity price risk and monitors the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on spot market prices, and generally orders are placed 30 to 90 days ahead of shipment date. However, financial results may be negatively impacted where selling prices fall more quickly than purchase price adjustments can be made, when customers fail to meet their contractual obligations or when levels of inventory have an anticipated net realizable value that is below average cost. If MRB’s estimate of selling prices per ton increased or decreased by $10, the estimate of the non-cash NRV inventory write-down would increase or decrease by $7 million. If SMB’s estimate of selling prices per ton increased or decreased by $10, the estimate of the non-cash NRV inventory write-down would increase or decrease by $2 million.

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

Described below are risks that could have a material adverse effect on the Company’s results of operations and financial condition or could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report that have been identified since the filing of the Company’s 2008 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on October 28, 2008. Additional risks and uncertainties that the Company is unaware of or that the Company currently deems immaterial may in the future have a material adverse effect on the Company’s results of operations and financial condition.

If the goodwill on the Company’s balance sheet becomes impaired, the Company may be required to recognize impairment charges.

The Company performs an analysis of its goodwill balances to test for impairment on an annual basis and if events occur or circumstances change that would reduce the fair value of the reporting unit below the reporting unit’s carrying amount. In determining fair value, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and marketplace data. Fair value determinations require considerable judgment and are sensitive to inherent uncertainties and changes in the factors described above. In light of current economic conditions, including the business climate, and the Company’s stock price performance, impairments to one or more of the Company’s reporting units could occur in interim periods whether or not connected to the annual goodwill impairment analysis. A future downturn in the Company’s business, changes in market conditions or a sustained decline in the quoted market price of its stock could result in an impairment of goodwill and the recognition of resulting charges in future periods, which could have an adverse effect on the Company’s financial condition and results of operations for those periods.

If the Company were to withdraw from the multiemployer plan benefiting employees of SMB it would trigger a withdrawal liability that could be material.

The multiemployer plan benefiting union employees of SMB is in an underfunded position, and without sustained growth in the plan’s investments over time could result in the Company being required to make additional cash contributions to fund the plan. Should the funding status of this plan fall below certain specified levels, the Company may be required to participate in a rehabilitation plan, which may involve contribution increases, benefit reductions or a combination of the two. The Company also has a contingent liability for the funding of the multiemployer plan benefiting employees of SMB that could be triggered if it were to withdraw or partially withdraw from that plan. Because the Company has no current intention of withdrawing from any of the plans in which it participates, it has not recognized a liability for this contingency. However, if such a liability were triggered it could be material to the Company’s results of operations and cash flows.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None

(b)	None

(c)	None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	None

(b)	None

(c)	None

ITEM 5.	OTHER INFORMATION

None

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 6.	EXHIBITS

10.1

Amended and Restated Employment Agreement by and between Schnitzer Steel Industries, Inc. and Tamara L. Lundgren dated October 29, 2008. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 4, 2008, and incorporated herein by reference.

10.2

Amended and Restated Change in Control Severance Agreement by and between Schnitzer Steel Industries, Inc. and Tamara L. Lundgren dated October 29, 2008. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 4, 2008, and incorporated herein by reference.

10.3

Amended and Restated Employment Agreement by and between Schnitzer Steel Industries, Inc. and John D. Carter dated October 29, 2008. Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 4, 2008, and incorporated herein by reference.

10.4

Amended and Restated Change in Control Severance Agreement by and between Schnitzer Steel Industries, Inc. and John D. Carter dated October 29, 2008. Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 4, 2008, and incorporated herein by reference.

10.5

Fiscal 2009 Annual Performance Bonus Program for John D. Carter and Tamara L. Lundgren. Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 4, 2008, and incorporated herein by reference.

10.6	Form Restricted Stock Unit Award Agreement, as amended on July 29, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date: January 8, 2009	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
Chief Executive Officer

Date: January 8, 2009	By:	/s/ Richard D. Peach
Richard D. Peach
Sr. Vice President and Chief Financial Officer