Form 10-Q
period 2009-02-28
SCHNITZER STEEL INDUSTRIES INC
filed 2009-04-02
CIK 912603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended February 28, 2009

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☒        Accelerated Filer  ☐        Non-Accelerated Filer  ☐        Smaller Reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The Registrant had 21,837,500 shares of Class A common stock, par value of $1.00 per share, and 6,344,569 shares of Class B Common Stock, par value of $1.00 per share, outstanding at March 27, 2009.

SCHNITZER STEEL INDUSTRIES, INC.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

	February 28, 2009	August 31, 2008
Assets
Current assets:
Cash and cash equivalents	$8,736	$15,039
Accounts receivable, net	127,213	314,993
Inventories, net	238,112	429,061
Deferred income taxes	23,632	7,808
Refundable income taxes	24,044	—
Prepaid expenses and other current assets	9,605	12,625

Total current assets	431,342	779,526
Property, plant and equipment, net	463,375	431,898
Other assets:
Investment in and advances to joint venture partnerships	14,029	11,896
Goodwill	358,283	306,186
Intangibles, net	22,652	15,389
Other assets	10,270	9,958

Total assets	$1,299,951	$1,554,853

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and capital lease obligations, current	$19,155	$25,490
Accounts payable	76,198	161,288
Accrued payroll and related liabilities	15,235	64,453
Environmental liabilities	3,114	3,652
Accrued income taxes	3,643	45,040
Other accrued liabilities	45,920	44,999

Total current liabilities	163,265	344,922
Deferred income taxes	18,160	16,807
Long-term debt and capital lease obligations, net of current maturities	130,636	158,933
Environmental liabilities, net of current portion	39,273	40,052
Other long-term liabilities	10,955	11,588
Minority interests	2,840	4,399
Commitments and contingencies
Shareholders’ equity:
Preferred stock–20,000 shares authorized, none issued	—	—
Class A common stock–75,000 shares $1.00 par value authorized, 21,838 and 21,592 shares issued and outstanding	21,838	21,592
Class B common stock–25,000 shares $1.00 par value authorized, 6,345 and 6,345 shares issued and outstanding	6,345	6,345
Additional paid-in capital	13,367	11,425
Retained earnings	897,258	939,181
Accumulated other comprehensive loss	(3,986)	(391)

Total shareholders’ equity	934,822	978,152

Total liabilities and shareholders’ equity	$1,299,951	$1,554,853

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	For The Three Months Ended		For The Six Months Ended
	2/28/2009	2/29/2008	2/28/2009	2/29/2008
Revenues	$433,602	$751,472	$932,167	$1,355,370

Operating expense:
Cost of goods sold	403,717	642,552	917,477	1,161,929
Selling, general and administrative	47,964	51,917	91,046	96,810
Environmental matters	(467)	(157)	(6,080)	(157)
(Income) from joint ventures	(56)	(1,637)	(2,312)	(3,377)

Operating income (loss)	(17,556)	58,797	(67,964)	100,165

Other income (expense):
Interest expense	(840)	(2,648)	(2,194)	(4,996)
Other income, net	873	97	1,151	710

Other income (expense)	33	(2,551)	(1,043)	(4,286)

Income (loss) before income taxes and minority interests	(17,523)	56,246	(69,007)	95,879

Income tax (expense) benefit	10,604	(19,881)	27,838	(34,106)

Income (loss) before minority interests	(6,919)	36,365	(41,169)	61,773

Minority interests, net of tax	(46)	(494)	201	(1,191)

Net income (loss)	$(6,965)	$35,871	$(40,968)	$60,582

Net income (loss) per share - basic	$(0.25)	$1.27	$(1.46)	$2.13

Net income (loss) per share - diluted	$(0.25)	$1.25	$(1.46)	$2.10

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For The Six Months Ended
	2/28/2009	2/29/2008
Cash flows from operating activities:
Net income (loss)	$(40,968)	$60,582
Noncash items included in net income (loss):
Depreciation and amortization	29,947	24,212
Inventory write-down	51,968	—
Minority interests	(201)	1,191
Deferred income taxes	1,324	807
Undistributed equity in earnings of joint ventures	(40)	(326)
Share-based compensation expense	3,514	6,502
Excess tax (benefit) from stock options exercised	(775)	(94)
(Gain)/loss on disposal of assets	(2,419)	167
Environmental matters	(6,080)	(157)
Incentive award forfeitures	(5,504)	—
Unrealized loss on derivatives	3,735	—
Bad debt expense	8,134	584
Changes in assets and liabilities:
Accounts receivable	183,919	18,821
Inventories	144,458	(24,758)
Refundable income taxes	(24,044)	—
Prepaid expenses and other	(11,609)	(5,668)
Intangibles and other assets	(1,532)	(567)
Accounts payable	(81,323)	6,915
Other accrued liabilities	48,532	(12,440)
Accrued income taxes	(41,715)	(752)
Environmental liabilities	(477)	(107)
Other long-term liabilities	(695)	1,519

Net cash provided by operating activities	161,085	76,431

Cash flows from investing activities:
Capital expenditures	(38,803)	(34,222)
Acquisitions, net of cash acquired	(90,016)	(34,568)
Advances to joint ventures, net	(2,092)	(493)
Proceeds from sale of assets	2,946	411
Cash flows from (used in) non-hedge derivatives	—	(628)

Net cash used in investing activities	(127,965)	(69,500)

Cash flows from financing activities:
Proceeds from line of credit	171,500	203,500
Repayment of line of credit	(178,000)	(223,500)
Borrowings from long-term debt	359,013	479,500
Repayment of long-term debt	(388,584)	(414,642)
Issuance of Class A common stock	—	725
Repurchase of Class A common stock	—	(25,707)
Stock withheld for taxes under employee share-based compensation plan	(2,699)	—
Excess tax benefit from stock options exercised	775	94
Stock options exercised	598	—
Distributions to minority interests	(841)	(2,304)
Dividends declared and paid	(478)	(592)

Net cash provided by (used in) financing activities	(38,716)	17,074

Effect of exchange rate changes on cash	(707)	101

Net increase (decrease) in cash and cash equivalents	(6,303)	24,106
Cash and cash equivalents at beginning of period	15,039	13,410

Cash and cash equivalents at end of period	$8,736	$37,516

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$2,145	$4,561
Income taxes, net of refunds received	$50,654	$32,555

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Schnitzer Steel Industries, Inc. (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statements. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. Although management believes the disclosures made are adequate to ensure the information presented is not misleading, management suggests that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2008. The results for the three and six months ended February 28, 2009 and February 29, 2008 are not necessarily indicative of the results of operations for the entire year.

Cash and Cash Equivalents

Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts of $28 million and $51 million as of February 28, 2009 and August 31, 2008, respectively.

Accounts Receivable, net

Accounts receivable represent amounts due from customers on product and other sales. These accounts receivable, which are reduced by an allowance for doubtful accounts, are recorded at the invoiced amount and do not bear interest. The Company evaluates the collectibility of its accounts receivable based on a combination of factors including whether sales were made pursuant to letters of credit. In cases where management is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, management records a specific allowance against amounts due and reduces the net recognized receivable to the amount the Company believes will be collected. For all other customers, the Company maintains a reserve that considers the total receivables outstanding, historical collection rates and economic trends. The allowance for doubtful accounts was $11 million at February 28, 2009 and $3 million at August 31, 2008.

Goodwill and Other Intangible Assets

The Company evaluates goodwill and intangibles with an indefinite life annually during the second fiscal quarter and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill or indefinite lived intangible assets may be impaired, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Impairment of goodwill is tested at the reporting unit level. The Company’s reporting units, for which goodwill has been allocated, are equivalent to the Company’s operating segments, as all of the components of the respective segments have similar economic characteristics.

The goodwill impairment test follows a two step process as defined in SFAS 142. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess.

SCHNITZER STEEL INDUSTRIES, INC.

The Company estimates the fair value of the reporting segments using an income approach based on the present value of expected future cash flows utilizing a risk adjusted discount rate. To estimate the cash flows that extend beyond the final year of the discounted cash flow model, the Company employs a terminal value technique, whereby the Company uses estimated operating cash flows minus capital expenditures and adjusts for changes in working capital requirements in the final year of the model, then discounts it by the risk adjusted discount rate to establish the terminal value. The Company includes the present value of the terminal value in the fair value estimate. Given that market prices of the Company’s reporting units are not readily available, the Company makes various estimates and assumptions in determining the estimated fair values of the reporting units. Forecasts of future cash flows are based on management’s best estimate of future sales and operating costs, pricing expectations and general market conditions.

In addition, the Company tests indefinite-lived intangibles for impairment by either comparing the carrying value of the intangible to the projected discounted cash flows from the intangible or by using the relief from royalties method. If the carrying value exceeds the projected discounted cash flows attributed to the intangible asset, the carrying value is no longer considered recoverable and the Company will record an impairment. Refer to Note 5 – Goodwill and Acquired Intangibles for further detail.

Accrued Workers’ Compensation Costs

The Company is self-insured up to a maximum amount for workers’ compensation claims and as such, a reserve for the costs of unpaid claims and the estimated costs of incurred but not reported claims has been estimated as of the balance sheet date. The Company’s exposure to claims is protected by various stop-loss insurance policies. The estimate of this reserve is based on historical claims experience. At February 28, 2009 and August 31, 2008, the Company accrued $6 million for the estimated cost of workers’ compensation claims.

Comprehensive Income (Loss)

The following table sets forth the reconciliation of comprehensive income (loss) (in thousands):

	For the Three Months Ended		For the Six Months Ended
	2/28/2009	2/29/2008	2/28/2009	2/29/2008
Net income (loss)	$(6,965)	$35,871	$(40,968)	$60,582
Foreign currency translation adjustment (net of tax)	(326)	277	(2,569)	976
Net unrealized loss on cash-flow hedges (net of tax)	(792)	—	(1,027)	—

Comprehensive income (loss)	$(8,083)	$36,148	$(44,564)	$61,558

Changes in Shareholders’ Equity

During the first six months of fiscal 2009, the Company’s shareholders’ equity decreased $43 million, comprised of a net loss of $41 million, a foreign currency translation adjustment of $3 million and a net unrealized loss on cash-flow hedges of $1 million, partially offset by $2 million related to share-based compensation plan activity.

SCHNITZER STEEL INDUSTRIES, INC.

Net Income and Dividends per Share

The following table sets forth the reconciliation from basic net income (loss) per share to diluted net income (loss) per share (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	2/28/2009	2/29/2008	2/28/2009	2/29/2008
Net income (loss)	$(6,965)	$35,871	$(40,968)	$60,582

Computation of shares:
Weighted average common shares outstanding, basic	28,193	28,242	28,118	28,386
Incremental common shares attributable to dilutive stock options, performance share awards, DSUs and RSUs	—	549	—	530

Diluted weighted average common shares outstanding	28,193	28,791	28,118	28,916

Net income (loss) per share – basic	$(0.25)	$1.27	$(1.46)	$2.13

Net income (loss) per share – diluted	$(0.25)	$1.25	$(1.46)	$2.10

Dividend per share	$0.017	$0.017	$0.034	$0.034

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented, including vested deferred stock units (“DSUs”) and restricted stock units (“RSUs”). Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, assuming dilution. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of performance share, DSU and RSU awards using the treasury stock method. As of February 28, 2009, 1,219,861 common stock equivalent shares were considered antidilutive and were excluded from the calculation of diluted earnings per share. As of February 29, 2008, all stock options, LTIP performance shares, DSU and RSU awards issued through and outstanding as of February 29, 2008 were considered to be dilutive.

Fair Value Measurements

On September 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value. In accordance with SFAS 157, fair value is measured using inputs from the three levels of the fair value hierarchy. Classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are described as follows:

•	Level 1 – Unadjusted quoted prices in active markets.

•	Level 2 – Directly and indirectly observable market data.

•	Level 3 – Unobservable inputs with no market data correlation.

The Company uses quoted market prices whenever available, or seeks to maximize the use of observable inputs and minimize the use of unobservable inputs when quoted market prices are not available, when developing fair value measurements. The Company’s only financial instrument subject to fair value measurement is its outstanding derivative contract, which is measured at fair value using a model derived from observable market data. This model considers various inputs including: (a) quoted futures prices for commodities, (b) time value, and (c) the Company’s credit risk, as well as other relevant economic measures. The impact of this statement is reflected in the Company’s condensed consolidated financial statements for the first six months of fiscal 2009 (refer to Note 10 – Derivative Financial Instruments and Fair Value Measurements for further detail).

SCHNITZER STEEL INDUSTRIES, INC.

Recent Accounting Pronouncements

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

In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for non-recurring non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the beginning of the Company’s first quarter of fiscal 2010. The Company’s significant non-financial assets and liabilities that could be impacted by this deferral include assets and liabilities initially measured at fair value in a business combination and goodwill tested annually for impairment. The Company is currently evaluating the requirements of SFAS 157 as it relates to FSP 157-2 for non-recurring non-financial assets and liabilities and has not yet determined the impact, if any, on the Company’s consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This standard will be effective for the Company on September 1, 2009. Early adoption is prohibited. FSP 142-3 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”), which provides guidance on an employer’s disclosures about the plan assets of a defined benefit pension or postretirement plan and will require additional disclosure regarding investment policies and strategies, fair value of each major asset category based on risks of the assets, inputs and valuations techniques used to estimate fair value, fair value measurement hierarchy levels under SFAS 157 for each asset category, and significant concentration of risk information. The provisions of FSP 132(R)-1 will be effective for the Company in its fiscal 2010 Form 10-K filing. FSP 132(R)-1 will enhance and provide more visibility over the Company’s footnote disclosures surrounding the plan assets of the Company’s defined benefit pension plan.

Reclassifications

Certain prior year amounts have been reclassified within operating expenses and cash flows from operating activities to conform to the current year presentation. These changes had no impact on previously reported operating income, net income or total cash flows from operating activities.

SCHNITZER STEEL INDUSTRIES, INC.

Note 2 - Inventories, net

The Company’s inventories primarily consist of ferrous and nonferrous processed and unprocessed scrap metal, used and salvaged vehicles and finished steel products, consisting primarily of rebar, merchant bar and wire rod. Inventories are stated at the lower of cost or market for all periods presented.

Inventories, net, consisted of (in thousands):

	February 28, 2009	August 31, 2008
Processed and unprocessed scrap metal	$111,543	$279,019
Work in process	9,294	17,328
Finished goods	83,414	101,844
Supplies	35,089	31,995
Inventory reserve	(1,228)	(1,125)

Inventories, net	$238,112	$429,061

The Company makes certain assumptions regarding future demand and net realizable value in order to assess that inventory is properly recorded at the lower of cost or market. The assumptions are based on both historical experience and current information. In addition, due to reduced production levels during the first six months of fiscal 2009, the Company recognized $6 million and $16 million of expense during the three and six months ended February 28, 2009, respectively, for production costs that could not be capitalized in inventory.

Note 3 - Property, Plant and Equipment, net

Property, plant and equipment, net consisted of (in thousands):

	February 28, 2009	August 31, 2008
Property, plant and equipment	$806,677	$751,152
Less: accumulated depreciation	(343,302)	(319,254)

Property, plant and equipment, net	$463,375	$431,898

In the second quarter of fiscal 2009, management performed impairment testing of long-lived assets within its APB operating segment related to certain asset groupings that continued to generate operating losses. As a result, the Company recorded an impairment charge that was not material.

Note 4 - Business Combinations

During the six month period ended February 28, 2009, the Company completed the acquisition of three entities and an additional 16.67% equity interest in an entity that the Company maintains operating control over, for a total consideration of $90 million. These acquisitions are as follows:

•	In December 2008, the Company completed the acquisition of a metals recycler near the Company’s Tacoma, Washington export facility.

•

In February 2009, the Company completed the acquisition of the leading metals recycler in Puerto Rico. This acquisition expanded the Company’s presence into a new region, increased the Company’s processing capability and provided new sources of scrap metal and access to international export facilities.

SCHNITZER STEEL INDUSTRIES, INC.

•

In February 2009, the Company acquired an additional 16.67% equity interest in an auto parts business located in California, thus increasing the equity ownership in this business to 91.67%. The acquired equity was previously consolidated into the Company’s financial statements because the Company maintained operating control over the entity.

•	In February 2009, the Company completed the acquisition of a self-service used auto parts business with two locations in California.

These acquisitions were accounted for under the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations” and are included in the Company’s financial statements from the date of acquisition. The purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the date of acquisition. The excess of the aggregate purchase price over the fair value of the identifiable net assets acquired of $55 million was recorded as goodwill. The purchase price allocation has been prepared on a preliminary basis, and changes may occur as additional information, such as final valuation reports, becomes available. The following is a summary of the aggregate fair values of assets acquired and liabilities assumed for acquisitions completed during the six months ended February 28, 2009 (in thousands):

Assets:
Cash	$323
Accounts receivable	935
Inventories	5,061
Prepaids and other current assets	932
Deferred tax assets	372
Property, plant and equipment	24,443
Investments	402
Intangible assets	8,740
Goodwill	54,884
Liabilities:
Short-term liabilities	(441)
Environmental reserve	(2,005)
Deferred tax liabilities	(1,594)

92,052
Less: Amounts to be paid	(1,700)

Aggregate purchase price	$90,352

SCHNITZER STEEL INDUSTRIES, INC.

The following table presents the aggregate of intangible assets and their related lives associated with the purchase of the acquisitions discussed above:

		February 28, 2009
	Life In Years	Gross Carrying Amount	Accumulated Amortization
Goodwill	Indefinite	$54,884	$—
Tradename	1	76	15
Employment agreements	2	1,117	47
Covenants not to compete	3 - 25	5,410	16
Permit and licenses	3	80	—
Supply contracts	6	2,055	66

		$63,622	$144

The Company recorded goodwill of $55 million related to acquisitions completed during the six-month period ended February 28, 2009, of which $11 million is expected to be deductible for tax purposes.

The following unaudited pro forma summary presents the effect of the businesses acquired during fiscal 2009 as though the businesses had been acquired as of the beginning of the periods presented (in thousands):

	Unaudited
	For The Three Months Ended		For The Six Months Ended
	2/28/2009	2/29/2008	2/28/2009	2/29/2008
Revenue:
As reported	$433,602	$751,472	$932,167	$1,355,370
Acquisitions	1,321	8,400	6,431	24,503

Pro forma revenue	$434,923	$759,872	$938,598	$1,379,873

Operating income:
As reported	$(17,556)	$58,797	$(67,964)	$100,165
Acquisitions	(768)	2,093	(3,103)	10,757

Pro forma operating income (loss)	$(18,324)	$60,890	$(71,067)	$110,922

Net income:
As reported	$(6,965)	$35,871	$(40,968)	$60,582
Acquisitions	(669)	1,692	(2,856)	9,562

Pro forma net income (loss)	$(7,634)	$37,563	$(43,824)	$70,144

Net income (loss) per share - basic:
As reported	$(0.25)	$1.27	$(1.46)	$2.13
Acquisitions	(0.02)	0.06	(0.10)	0.34

Proforma net income (loss) per share - basic	$(0.27)	$1.33	$(1.56)	$2.47

Net income (loss) per share - diluted:
As reported	$(0.25)	$1.25	$(1.46)	$2.10
Acquisitions	(0.02)	0.06	(0.10)	0.33

Proforma net income (loss) per share - diluted	$(0.27)	$1.31	$(1.56)	$2.43

SCHNITZER STEEL INDUSTRIES, INC.

These pro forma results are not necessarily indicative of what actual results would be had these acquisitions occurred for the periods presented. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any synergies that may be achieved from combining operations.

Note 5 - Goodwill and Acquired Intangibles

As discussed in more detail in Note 1, Summary of Significant Accounting Policies, goodwill and other intangible assets with an indefinite life are tested annually during the second quarter and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate the fair value of goodwill or intangible assets may be impaired. Impairment of goodwill is tested at the reporting unit level. The Company’s reporting units, for which goodwill has been allocated, are equivalent to the Company’s operating segments. The Company performed its goodwill impairment testing by comparing the fair value of each reporting unit with the carrying value, including goodwill. Based on the Company’s impairment testing completed in the second quarter of fiscal 2009, it was determined that the fair values of each of the reporting segments was greater than their respective carrying values and the goodwill balances and indefinite lived intangible assets were not impaired as of February 28, 2009. Due to the current adverse economic conditions in the markets in which the Company operates, the Company will continue to monitor its goodwill, indefinite – lived intangible assets and long-lived assets for possible future impairment.

The changes in the carrying amount of goodwill by reportable segments during the first six months of fiscal 2009 were (in thousands):

	Metals Recycling Business (“MRB”)	Auto Parts Business (“APB”)	Total
Balance as of August 31, 2008	$170,202	$135,984	$306,186
Foreign currency translation adjustment	—	(2,775)	(2,775)
Acquisitions	53,455	1,429	54,884
Purchase accounting adjustments	—	(12)	(12)

Balance as of February 28, 2009	$223,657	$134,626	$358,283

The gross carrying amount and accumulated amortization of the Company’s identifiable intangible assets were (in thousands):

		February 28, 2009		August 31, 2008
	Life In Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangibles:
Tradename	Indefinite	$1,722	$—	$1,722	$—
Tradename	1 - 6	583	(208)	507	(150)
Employment agreements	2	1,117	(47)	—	—
Covenants not to compete	3 - 25	22,402	(8,490)	16,490	(7,063)
Leasehold interests	4 - 25	1,550	(471)	1,550	(402)
Lease termination fee	15	200	(184)	200	(177)
Permits & licenses	3	80	—	—	—
Permits & licenses	Indefinite	361	—	361	—
Supply contracts	5 - 6	5,269	(1,438)	3,214	(1,073)
Real property options	Indefinite	211	(5)	210	—

		$33,495	$(10,843)	$24,254	$(8,865)

SCHNITZER STEEL INDUSTRIES, INC.

Intangible assets with finite useful lives are amortized over their useful lives using methods that reflect the pattern over which the economic benefits are expected to be consumed or on a straight-line basis based on estimated lives. Amortization expense for identifiable intangible assets for the three and six months ended February 28, 2009 was $1 million and $2 million, respectively. Amortization expense related to identifiable intangible assets with a definite life for the three and six months ended February 29, 2008 was $1 million and $2 million, respectively.

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

Changes in the Company’s environmental liabilities for the first six months of fiscal 2009 were (in thousands):

Reporting Segment	Beginning Balance 9/1/2008	Reserves Established/ (Released), Net (1)	Payments	Ending Balance 2/28/2009	Short-Term	Long-Term
Metals Recycling Business	$26,704	$(1,038)	$(479)	$25,187	$2,560	$22,627
Auto Parts Business	17,000	200	—	17,200	554	16,646

Total	$43,704	$(838)	$(479)	$42,387	$3,114	$39,273

(1)	During the first six months of fiscal 2009, the Company released $3 million in environmental reserves, primarily related to the resolution of the Hylebos Waterway litigation, which was partially offset by $2 million in environmental liabilities recorded in purchase accounting related to acquisitions completed in the first six months of fiscal 2009.

Metals Recycling Business (“MRB”)

At February 28, 2009, MRB’s environmental reserves of $25 million consisted primarily of the reserves established in connection with potential future clean-up of MRB locations at which the Company or its subsidiaries have conducted business or allegedly disposed of certain materials and various sites acquired through acquisitions.

Portland Harbor

In fiscal 2006, the Company was notified by the U.S. Environmental Protection Agency (“EPA”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) that it was one of at least 69 potentially responsible parties (“PRPs”) that own or operate or formerly owned or operated sites adjacent to the Portland Harbor Superfund site. The precise nature and extent of any clean-up of the Portland Harbor, the parties to be involved, the process to be followed for any clean-up and the allocation of any costs for the clean-up among responsible parties have not yet been determined. It is unclear to what extent, if any, the Company will be liable for environmental costs or damages associated with the Portland Harbor Superfund site. It is also unclear to what extent natural resource damage claims or third party contribution or damage claims will be asserted against the Company. While the Company participated in certain preliminary Portland Harbor study efforts, it is not party to the consent order entered into by the EPA with other certain PRPs, referred to as the “Lower Willamette Group” (“LWG”), for a remedial investigation/feasibility study; however, the Company could become liable for a share of the costs of this study at a later stage of the proceedings.

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

SCHNITZER STEEL INDUSTRIES, INC.

The DEQ is performing investigations involving the Company sites, which are focused on controlling any current releases of contaminants into the Willamette River. In January 2008, the Natural Resource Damages Trustee Council (“Trustees”) for Portland Harbor invited the Company and other PRPs to participate in funding and implementing the Natural Resource Injury Assessment for the site. Following meetings among the Trustees and the PRPs, a funding and participation agreement was negotiated under which the participating PRPs agreed to fund the first phase of natural resource damage assessment. The Company joined in that agreement and agreed to pay $100,000 of those costs. The cost of the investigations and remediation associated with these properties is not reasonably estimable until the completion of the data review and further investigations now being conducted by the LWG and the Trustees. In fiscal 2006, the Company recorded a liability for its estimated share of the costs of the investigation incurred by the LWG to date. The Company’s estimated share of these costs is not considered to be material. As of February 28, 2009, the Company has reserved $1 million for investigation costs of the Portland Harbor Superfund site.

Hylebos Waterway

In fiscal 1982, the Company was notified by the EPA under CERCLA that it was one of 60 PRPs for the investigation and clean-up of contaminated sediment along the Hylebos Waterway. On March 25, 2002, the EPA issued Unilateral Administrative Orders to the Company and another party (the “Other Party”) to proceed with Remedial Design and Remedial Action (“RD/RA”) for the head of the Hylebos and to two other parties to proceed with the RD/RA for the balance of the waterway. The Unilateral Administrative Order for the head of the Hylebos Waterway was converted to a voluntary consent decree in 2004, pursuant to which the Company and the Other Party agreed to remediate the head of the Hylebos Waterway.

During the second phase of the dredging in the head of the Hylebos Waterway, which began in July 2004, the Company incurred remediation costs of $16 million during fiscal 2005. The Company’s cost estimates were based on the assumption that dredge removal of contaminated sediments would be accomplished within one dredge season, from July 2004 to February 2005. However, due to a variety of factors, including dredge contractor operational issues and other dredge related delays, the dredging was not completed during the first dredge season. As a result, the Company recorded environmental charges of $14 million in fiscal 2005, primarily to account for additional estimated costs to complete this work during a second dredging season. The Company and the Other Party then incurred additional remediation costs of $7 million during fiscal 2006. The Company and the Other Party filed a complaint in the U.S. District Court for the Western District of Washington at Tacoma against the dredge contractor to recover damages and a significant portion of cost overruns incurred in the second dredging season to complete the project. Following a trial that concluded in February 2007, a jury awarded the Company and the Other Party damages in the amount of $6 million. In the first quarter of fiscal 2009, the judgment was affirmed on appeal, and the Company relieved a liability in the amount of $2 million related to the dredge contractor’s claim for unpaid invoices and recorded a gain in the amount of $4 million with respect to the damages award. As of February 28, 2009, environmental liabilities for the Hylebos Waterway aggregated less than $1 million.

Other Metals Recycling Business Sites

The Company’s environmental reserves include approximately $23 million for potential future clean-up of other MRB locations at which the Company or its subsidiaries have conducted business or allegedly disposed of other materials. No environmental compliance enforcement proceedings are currently pending related to these sites.

Auto Parts Business (“APB”)

The Company’s environmental reserves include $17 million for potential future clean-up of APB locations at which the Company or its subsidiaries have conducted business or allegedly disposed of other materials. No environmental compliance enforcement proceedings are currently pending related to these sites.

SCHNITZER STEEL INDUSTRIES, INC.

Steel Manufacturing Business (“SMB”)

SMB’s electric arc furnace generates dust (“EAF dust”) that is classified as hazardous waste by the EPA because of its zinc and lead content. As a result, the Company captures the EAF dust and ships it in specialized rail cars to a domestic firm that applies a treatment that allows the EAF dust to be delisted as hazardous waste so it can be disposed of as a non-hazardous solid waste.

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

Note 7 - Short-Term Borrowings

The Company’s short-term borrowings consist primarily of a one year unsecured uncommitted credit line with Wells Fargo Bank, N.A. The term of this credit facility was recently extended to March 1, 2010. Interest rates on outstanding indebtedness under the unsecured line of credit are set by the bank at the time of borrowing. The weighted average interest rate on this line was 2.05% at February 28, 2009. As of February 28, 2009 and August 31, 2008 the Company had $19 million and $25 million, respectively, outstanding under this agreement. The credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of February 28, 2009 and August 31, 2008, the Company was in compliance with all such covenants.

Note 8 - Long-Term Debt

In July 2007, the Company amended its unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The revised agreement provides for a five-year, $450 million revolving credit facility maturing in July 2012. Interest rates on outstanding indebtedness under the amended agreement are based, at the Company’s option, on either the London Interbank Offered Rate (“LIBOR”) plus a spread of between 0.50% and 1.00%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.10% and 0.25% based on a pricing grid tied to the Company’s leverage ratio. As of February 28, 2009 and August 31, 2008 the Company had borrowings outstanding under the credit facility of $121 million and $150 million, respectively.

The bank credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of February 28, 2009 and August 31, 2008, the Company was in compliance with all such covenants.

SCHNITZER STEEL INDUSTRIES, INC.

As of February 28, 2009 the Company had capital lease obligations for the use of equipment that expire at various dates through February 2015. As of February 28, 2009 and August 31, 2008 the Company had $2 million and $1 million, respectively, of assets accounted for as capital leases that were included in property, plant and equipment on the condensed consolidated balance sheets. Additionally, as of February 28, 2009 and August 31, 2008, the Company had $8 million of long-term bonded indebtedness that matures in January 2021.

Note 9 - Related Party Transactions

The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $3 million and $7 million in the second quarter of fiscal 2009 and 2008, respectively, and $8 million and $13 million for the first six months of fiscal 2009 and 2008, respectively. Advances to (payments from) these joint ventures were $2 million and ($3) million as of February 28, 2009 and August 31, 2008, respectively.

Thomas D. Klauer, Jr., President of the Company’s Auto Parts Business, is the sole shareholder of a corporation that is the 25% minority partner in a partnership with the Company. This partnership operates four self-service stores in Northern California. Mr. Klauer’s 25% share of the profits (loss) of this partnership totaled $105,000 and $320,000 in the second quarter of fiscal 2009 and 2008, respectively and ($50,000) and $697,000 for the first six months of fiscal 2009 and 2008, respectively. Mr. Klauer also owns the property at one of these stores which is leased to the partnership under a lease providing for annual rent of $236,000, subject to annual adjustments based on the Consumer Price Index, and has a term that expires in December 2010. The partnership has the option to renew the lease upon its expiration for a five-year period. In addition, during fiscal 2008, the Company loaned this partnership $5 million to fund the exercise of an option to purchase property occupied by the partnership. The loan bears interest at a market rate, and the partnership is prohibited from making distributions to its partners until the loan is repaid. At February 28, 2009 the loan balance was $3 million.

Members of the Schnitzer family own significant interests in the Company and may exercise voting control by virtue of their ownership of Class B common stock. As such, Schnitzer family employees are considered related parties for financial reporting purposes. Gregory Schnitzer and Joshua Philip, each a member of the Schnitzer family, are employed by the Company. Gary Schnitzer, also a member of the Schnitzer family, was employed by the Company until his retirement effective December 31, 2008, and he continues to provide services to the Company under a consulting agreement. For the second quarter and first six months of fiscal 2009, these members of the Schnitzer family collectively earned total compensation of $76,000 and $368,000, respectively, compared to $467,000 and $714,000 for the same periods of fiscal 2008.

Note 10 - Derivative Financial Instruments and Fair Value Measurements

Natural gas price risk management

On December 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires enhanced disclosures about the Company’s derivative and hedging activities, as discussed below.

Natural gas represented 2% of SMB’s cost of goods sold for the first six months of fiscal 2009 and 2008. SMB has entered into a take-or-pay natural gas contract which obligates it to purchase a minimum of 3,500 million British Thermal Units (“BTU”) per day, whether or not the amount is utilized. The contract will expire on October 30, 2010. This contract is considered a derivative instrument for accounting purposes.

The Company designated the entire remaining portion of the natural gas contract as a cash flow hedge on September 1, 2008. According to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur. Deferred gains and losses in other comprehensive income associated with such derivative instruments are immediately reclassified into earnings to

SCHNITZER STEEL INDUSTRIES, INC.

the extent the forecasted transaction will not occur. Due to changes in the expectation of the Company’s future production as a result of changes in market conditions, the Company de-designated the contract as a hedge and re-designated only a portion, 20,000 million BTU per month, as a cash flow hedge in October 2008. The remaining portion of the contract is accounted for as a derivative not designated as a hedge under SFAS 133.

Derivative designated as a hedging instrument under SFAS 133

Changes in the fair value of the cash flow hedge are recorded in other comprehensive income (“OCI”) to the extent the hedge is effective in offsetting changes in future cash flows for forecasted natural gas purchase transactions. Amounts included in accumulated other comprehensive income (“AOCI”) are reclassified to cost of goods sold when the forecasted purchase transaction is recognized in earnings and when ineffectiveness arises out of the hedge. Included in other accrued liabilities is the fair value of the designated hedge portion of the derivative of $2 million as of February 28, 2009. Included in OCI, net of tax, for the effective portion of the hedge is an unrealized loss of $1 million for the three and six months ended February 28, 2009, respectively. The effective portion of losses reclassified into cost of goods sold was not material for the three and six months ended February 28, 2009. The ineffective portion of losses included in cost of goods sold was not material for the three and six months ended February 28, 2009. Upon de-designation of the cash flow hedge in October 2008, $1 million was reclassified from AOCI to cost of goods sold. Existing unrealized losses, net of tax, of $1 million currently recorded in AOCI are expected to be reclassified into cost of goods sold within the next 12 months. No derivatives were designated as hedges in fiscal 2008.

Please also refer to Note 1 – Summary of Significant Accounting Policies – Comprehensive Income (Loss) for the impact of gains and losses from cash flow hedges on Comprehensive Income (Loss).

Derivative not designated as a hedging instrument under SFAS 133

For the portion of the natural gas contract not designated as a hedge, the Company recognizes the change in fair value in cost of goods sold in the period of change. Included in other accrued liabilities is the fair value of the derivative not designated as a hedge of $7 million and $4 million as of February 28, 2009 and August 31, 2008, respectively. Losses of $2 million and $3 million were recognized in cost of goods sold for the three and six months ended February 28, 2009, respectively, compared to $1 million and $2 million of net gains for the three and six months ended February 29, 2008.

Fair value measurement

SMB’s natural gas contract is classified as a derivative instrument and carried at fair value. Fair value for this instrument, the only instrument impacted by the adoption of SFAS 157, is determined using a forward price curve based on observable market price quotations at a major natural gas trading hub. In accordance with SFAS 157, the Company considers nonperformance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of the counterparty when the Company is in an unrealized gain position or on the Company’s own credit spread when the Company is in an unrealized loss position. This assessment of nonperformance risk is generally derived from the credit default swap market or from bond market credit spreads. The impact of the credit risk adjustments for the Company’s outstanding derivative was not material to the fair value calculation at February 28, 2009. Mark-to-market adjustments on this instrument resulted in a derivative liability of $9 million at February 28, 2009, an increase of $5 million from August 31, 2008. This amount is classified as a Level 2 fair value measurement under the SFAS 157 fair value hierarchy described in Note 1 above.

SCHNITZER STEEL INDUSTRIES, INC.

Note 11 - Share-based Compensation

Pursuant to provisions of the Company’s 1993 Stock Incentive Plan (“the Plan”), the Company was previously authorized to issue up to 7.2 million shares of Class A Common Stock for any awards issued under the Plan. At the Annual Meeting of Shareholders on January 28, 2009, the Company’s shareholders approved an amendment to the Plan to increase the number of shares reserved for issuance under the Plan from 7.2 million shares to 12.2 million shares.

Due to the weakened economic conditions and resulting decline in the Company’s operating results, the Company’s estimated payout on performance share plans for the fiscal 2007-2009 and fiscal 2008-2010 awards was significantly reduced, and for the three months ended February 28, 2009, the Company recorded a $3 million credit to share-based compensation expense and for the six months ended February 28, 2009, share-based compensation expense was $1 million, compared to $4 million and $7 million of expense for the three and six months ended February 29, 2008, respectively. A detailed description of the awards under the Company’s 1993 Stock Incentive Plan and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2008.

In connection with John Carter’s appointment as Chairman of the Board effective December 1, 2008, the Company entered into an amended and restated employment agreement which granted Mr. Carter stock awards having an aggregate grant date fair value of $2 million which fully vested on the grant date.

Fiscal 2009-2011 Long-Term Incentive Awards

On November 24, 2008, the Company’s Compensation Committee approved performance-based awards under the Company’s 1993 Stock Incentive Plan (“the Plan”) and the entry by the Company into Long-Term Incentive Award Agreements evidencing the award of these performance shares. The Compensation Committee established performance targets based on the Company’s average growth in earnings per share (weighted at 50%) and the Company’s average return on capital employed (weighted at 50%) for the three years of the performance period, with award payouts ranging from a threshold of 50% to a maximum of 200% for each portion of the target awards. A participant generally must be employed by the Company on the October 31 following the end of the performance period to receive an award payout, although adjusted awards will be paid if employment terminates earlier on account of death, disability, retirement, termination without cause after the first year of the performance period or on a sale of the Company. Awards will be paid in Class A common stock as soon as practicable after October 31 following the end of the performance period. The grant date for the fiscal 2009–2011 performance-based awards was November 24, 2008. Compensation expense for the fiscal 2009–2011 performance-based awards during the three and six months ended February 28, 2009 was not material.

Deferred Stock Units

On January 28, 2009, each of the Company’s non-employee directors received a DSU award equal to $120,000, divided by the closing market price of the Class A common stock on January 28, 2009. Mr. Carter, the Chairman, and Tamara Lundgren, the President and Chief Executive Officer, receive compensation pursuant to their employment agreements and do not receive DSUs. The DSUs granted on January 28, 2009 were for a total of 24,681 shares. The DSUs will become fully vested on the day before the 2010 annual meeting, subject to continued Board service. For the three months ended February 28, 2009, the compensation expense related to these DSU awards was not material.

SCHNITZER STEEL INDUSTRIES, INC.

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

The components of net periodic pension costs for the three and six months ended February 28, 2009 and February 29, 2008, were (in thousands):

	Defined Benefit Plan
	For the Three Months Ended		For the Six Months Ended
	2/28/2009	2/29/2008	2/28/2009	2/29/2008
Interest cost	$195	$186	$390	$372
Expected return on plan assets	(243)	(244)	(486)	(488)
Recognized actuarial loss	70	22	140	44

Net periodic pension cost (benefit)	$22	$(36)	$44	$(72)

	SERBP
	For the Three Months Ended		For the Six Months Ended
	2/28/2009	2/29/2008	2/28/2009	2/29/2008
Service cost	$9	$11	$18	$22
Interest cost	31	30	62	60
Recognized actuarial gain	(8)	(6)	(16)	(12)

Net periodic pension cost	$32	$35	$64	$70

Defined Benefit Plans

Benefits under the Company’s defined benefit plan were frozen effective June 30, 2006. In general, additional contributions to the plan are not required; however, changes in the discount rate or actual investment returns that are lower than the long-term expected return on plan assets could result in the need for the Company to make additional contributions. Recently, most defined benefit plans have experienced deterioration in their funded status due to the general decline in investment values over the last two fiscal quarters. As a result, the Company may elect to make additional contributions to the defined benefit plan in fiscal 2009. The Company did not make contributions to the defined benefit plan during the three and six months ended February 28, 2009 or the three and six months ended February 29, 2008. Company contributions to the SERBP were not material for all periods presented.

Multiemployer Pension Plans

The Company contributes to various multiemployer pension plans in accordance with its collective bargaining agreements. The plans are jointly managed by trustees that include representatives from both management and labor unions. Contribution rates are established by collective bargaining and benefit levels are set by a joint board of trustees based on the advice of an independent actuary regarding the level of benefits that agreed-upon contributions can be expected to support. Company contributions to the multiemployer plans were $1 million and $2 million, respectively, during the three and six months ended February 28, 2009 and February 29, 2008.

SCHNITZER STEEL INDUSTRIES, INC.

The Company has contingent liabilities for its share of the unfunded liabilities of each plan to which it contributes that would be triggered if the Company were to withdraw or partially withdraw from that plan. Because the Company has no current intention of withdrawing from any of the multiemployer plans in which it participates, it has not recognized a liability for this contingency.

In January 2009, the Company was notified by the plan administrator that the multiemployer plan benefiting employees of SMB has an accumulated funding deficiency (i.e., a failure to satisfy the minimum funding requirements) for the current Plan year and was therefore “in critical status.” Federal law requires pension plans in critical status to adopt a rehabilitation plan designed to restore the financial health of the plan. Rehabilitation plans may involve contribution increases, benefit reductions, or a combination of the two. The law also requires that all contributing employers pay to the plan a surcharge to help correct the Plan’s financial situation until they are signatory to a collective bargaining agreement that is consistent with the rehabilitation plan. At this time, the Company is not required to make surcharge payments, as it is already signatory to an August 2008 agreement that requires annual six percent contribution increases. Any contributions that the Company would be required to make would be substantially less than the Company’s estimated withdrawal liability, which was calculated by the plan actuary to be $20 million as of September 30, 2008. If returns on plan investments are less than amounts expected the withdrawal liability may have increased since this date.

Defined Contribution Plans

The Company has several defined contribution plans covering non-union employees. Company contributions to the defined contribution plans were $2 million and $4 million, respectively for the three months and six months ended February 28, 2009 and February 29, 2008. The Company suspended employer contributions to these plans effective in March 2009. The Company expects to contribute $1 million to these plans during the remainder of fiscal 2009.

Note 13 - Segment Information

The Company operates in three reportable segments: metals purchasing, processing, recycling, and selling (MRB), self-service and full-service used auto parts (APB) and mini-mill steel manufacturing (SMB). Additionally, the Company is a non-controlling partner in joint ventures, which are either in the metals recycling business or are suppliers of unprocessed metal.

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision-maker for the purpose of corporate management. The Company does not allocate corporate interest income and expense, income taxes or other income and expenses related to corporate activity to its operating segments. Because of this unallocated expense, the operating income (loss) of each segment does not reflect the operating income (loss) the segment would have as a stand-alone business.

The following is a summary of the Company’s total assets (in thousands):

	February 28, 2009	August 31, 2008
Metals Recycling Business	$1,225,805	$1,308,148
Auto Parts Business	266,435	271,335
Steel Manufacturing Business	337,846	380,944

Total segment assets	1,830,086	1,960,427
Corporate and eliminations	(530,135)	(405,574)

Total assets	$1,299,951	$1,554,853

SCHNITZER STEEL INDUSTRIES, INC.

The tables below illustrate the Company’s operating results by segment for the three and six months ended February 28, 2009 and February 29, 2008, respectively (in thousands):

	For the Three Months Ended		For the Six Months Ended
	2/28/2009	2/29/2008	2/28/2009	2/29/2008
Revenues:
Metals Recycling Business	$336,832	$596,557	$738,015	$1,078,029
Auto Parts Business	58,277	77,333	125,581	149,496
Steel Manufacturing Business	51,925	143,498	150,557	253,187

Segment revenue	447,034	817,388	1,014,153	1,480,712
Intersegment eliminations	(13,432)	(65,916)	(81,986)	(125,342)

Total revenues	$433,602	$751,472	$932,167	$1,355,370

Depreciation and amortization:
Metals Recycling Business	$8,906	$7,213	$17,505	$14,029
Auto Parts Business	1,887	1,864	3,864	3,783
Steel Manufacturing Business	3,007	2,693	5,976	5,393

Segment depreciation and amortization	13,800	11,770	27,345	23,205
Corporate	1,616	529	2,602	1,007

Total depreciation and amortization	$15,416	$12,299	$29,947	$24,212

Reconciliation of the Company’s segment operating income (loss) to income (loss) before income taxes is:

Metals Recycling Business	$5,264	$51,940	$(13,988)	$81,576
Auto Parts Business	(5,443)	6,540	(14,391)	13,754
Steel Manufacturing Business	(6,395)	13,165	(37,680)	27,509

Segment operating income (loss)	(6,574)	71,645	(66,059)	122,839
Corporate and eliminations	(10,982)	(12,848)	(1,905)	(22,674)

Total operating income (loss)	(17,556)	58,797	(67,964)	100,165
Other income (expense)	33	(2,551)	(1,043)	(4,286)

Total income (loss) before taxes and minority interests	$(17,523)	$56,246	$(69,007)	$95,879

Note 14 - Income Tax Expense (Benefit)

Income taxes represented a benefit for fiscal 2009 since there was a pre-tax loss for the three and six month periods ended February 28, 2009. The effective tax rates for those periods were 60.5% and 40.3%, respectively, compared to 35.3% and 35.6% for the same periods in fiscal 2008. The higher effective tax rates for fiscal 2009 were mainly attributable to tax benefits arising from the reversal of $5 million of executive incentive compensation and the impact on the Company’s tax rate of undistributed foreign earnings. The incentive compensation of $5 million for certain executives that was treated as nondeductible in fiscal 2008 was voluntarily and irrevocably declined in fiscal 2009, thereby providing a tax benefit. The undistributed foreign earnings from the Puerto Rico metals recycling operation acquired in February 2009 provided a tax benefit because the earnings are presumed to be indefinitely reinvested in Puerto Rico and therefore taxed at less than the statutory US Federal tax rate.

The Company files federal and state income tax returns in the United States and a foreign tax return in Canada. Effective in fiscal 2009 it will file a foreign tax return in Puerto Rico. The federal statute of limitations has expired for fiscal 2003 and prior years, so the Company is no longer subject to state and foreign tax examinations for those years. Certain state tax authorities are currently examining the Company’s returns for fiscal 2004 and 2005. In addition, the U.S. Internal Revenue Service is currently examining the Company’s federal returns for fiscal 2004, 2005, 2006 and 2007.

SCHNITZER STEEL INDUSTRIES, INC.

Deferred taxes include benefits expected to be realized from the use of the net operating loss carryforwards (“NOLs”) acquired in the Proler International Corp. (“PIC”) acquisition in fiscal 1996 and the GreenLeaf acquisition in fiscal 2006. As of February 28, 2009 and August 31, 2008, the balances for these two NOLs were $3 million for PIC and $11 million for GreenLeaf. The annual use of these NOLs is limited by Section 382 of the Internal Revenue Code. If unused, the NOLs for PIC expire in fiscal 2012 and the NOLs for GreenLeaf expire in fiscal 2024. The Company also has state tax credits that expire between 2010 and 2020. A valuation allowance of $1 million has been recorded at February 28, 2009 for state tax credits that are expected to expire unused in the future. Realization of the remaining deferred tax assets is dependent upon generating sufficient taxable income prior to expiration of the remaining state tax credits and net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax asset, net of the valuation allowance provided, will be realized.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a discussion of the Company’s operations for the second quarter and first six months of fiscal 2009 and 2008. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the results of operations and financial condition of Schnitzer Steel Industries, Inc. (the “Company”) and should be read in conjunction with the Company’s 2008 Form 10-K and the Unaudited Condensed Consolidated Financial Statements and the related notes thereto included elsewhere in this Form 10-Q.

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

Forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding the Company’s expectations, intentions, beliefs and strategies regarding the future, including statements regarding trends, cyclicality and changes in the markets the Company sells into, strategic direction, changes to manufacturing processes, the cost of compliance with environmental and other laws, expected tax rates and deductions, the realization of deferred tax assets, planned capital expenditures, liquidity positions, ability to generate cash from continuing operations, the potential impact of adopting new accounting pronouncements, expected results including pricing, sales volumes, profitability, obligations under the Company’s retirement plans, savings or additional costs from business realignment and cost containment programs and the adequacy of accruals.

When used in this report, the words “believes,” “expects,” “anticipates,” “intends,” “assumes,” “estimates,” “evaluates,” “may,” “could,” “opinions,” “forecasts,” “future,” “forward,” “potential,” “probable” and similar expressions are intended to identify forward-looking statements.

The Company may make other forward-looking statements from time to time, including in press releases and public conference calls. All forward-looking statements made by the Company are based on information available to the Company at the time the statements are made, and the Company assumes no obligation to update any forward-looking statements, except as may be required by law. Actual results are subject to a number of risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in Item 1A. Risk Factors of Part I in the Company’s most recent Annual Report on Form 10-K and “Risk Factors” in Item 1A below. Other examples include volatile supply and demand conditions affecting prices and volumes in the markets for both the Company’s products and raw materials it purchases; world economic conditions; world political conditions; unsettled credit markets; the Company’s ability to match output with demand; changes in federal and state income tax laws; government regulations and environmental matters; the impact of pending or new laws and regulations regarding imports and exports into the United States and other foreign countries; foreign currency fluctuations; competition; seasonality, including weather; energy supplies; freight rates and availability of transportation; loss of key personnel; expectations regarding the Company’s compliance program; the inability to obtain sufficient quantities of scrap metal to support current orders; purchase price estimates made during acquisitions; business integration issues relating to acquisitions of businesses; credit-worthiness of and availability of credit to suppliers and customers; new accounting pronouncements; availability of capital resources; business disruptions resulting from installation or replacement of major capital assets; and the adverse impact of climate changes.

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

The Company’s deep water port facilities on both the East and West coasts of the United States and access to port facilities in Rhode Island, Hawaii and Puerto Rico, allow it to meet the demand for recycled metal by steel manufacturers located in Europe, Asia, Mexico and the Mediterranean. The Company’s processing facilities in the southeastern United States also provide access to the automobile and steel manufacturing industries in that region. Periodically fluctuating or volatile supply and demand conditions affect market prices for and volumes of recycled ferrous and nonferrous metal in global markets and for steel products in the Western United States and can have a significant impact on the results of operations for all three operating segments, as have freight rates and the availability of transportation.

Executive Overview of Quarterly Results

The Company generated consolidated revenues of $434 million for the second quarter of fiscal 2009, a decrease of $317 million, or 42%, from $751 million in the second quarter of fiscal 2008. Consolidated operating income (loss) for the second quarter of fiscal 2009 decreased $77 million, from $59 million for the second quarter of fiscal 2008 to an ($18) million operating loss for the second quarter of fiscal 2009. The decrease in operating income (loss) was attributable to reduced demand for scrap, recycled metal and finished steel products resulting from weaker economic conditions. Included in the operating loss was a $4 million reduction in selling, general and administrative expenses (“SG&A”) for the three months ended February 28, 2009 when compared to the same period in fiscal 2008. This decrease was primarily due to cost containment measures which reduced headcount and other costs and decreased compensation related expenses, which were partly offset by increased bad debt expense. For the second quarter of fiscal 2009, the Company incurred a net loss of ($7) million, a decrease of $43 million, compared to net income of $36 million in the prior year period. Diluted net loss per share for the quarter was ($0.25) compared to diluted net income per share of $1.25 for the second quarter of fiscal 2008. The decrease in revenues and operating income were generated from all segments.

For the second quarter of fiscal 2009, MRB revenues decreased by $260 million, or 44%, to $337 million compared to the same period in fiscal 2008. This included a $199 million, or 40%, decrease in ferrous revenues to $298 million and a $59 million, or 62%, decrease in nonferrous revenues to $37 million. The decrease in ferrous revenues was driven by a 23% decrease in the average net sales price and by a 15% decrease in sales volumes. Ferrous volumes in the second quarter of fiscal 2009 decreased by 194,000 tons compared to the same period in the prior year due to lower demand and reduced availability of raw materials arising from weaker economic conditions. When sales prices fall due to weaker demand, MRB seeks to reduce raw material purchase costs to maintain acceptable margins. The lower purchase costs generally lead to lower availability of raw materials available for sale. The decrease in nonferrous revenues was driven by a 54% decrease in the average net sales price and a 20% decrease in pounds sold. Operating income for MRB was $5 million, or 1.6% of revenues, for the second quarter of fiscal 2009, compared to $52 million, or 8.7% of revenues, for the same period in fiscal 2008. The decrease in operating income of $47 million, or 90%, reflected the impact of lower sales volumes and prices, the adverse impact of lower margin shipments early in the second quarter and inventory costs not falling as rapidly as selling prices due to reduced demand for scrap and recycled metal arising from weaker economic conditions. SG&A expense remained consistent with the same period in the prior year, as cost containment measures and decreased compensation related expenses were offset by a $7 million increase in bad debt expense.

For the second quarter of fiscal 2009, APB revenues decreased by $19 million, or 25%, to $58 million compared to same period in fiscal 2008. The decrease over the prior year period was driven by a $9 million, or 46%, decrease in scrap vehicle revenue due to lower sales volumes and prices, an $8 million, or 54%, decrease in core revenue due to lower sales volumes and prices, and a $2 million, or 6%, decrease in parts revenue. Operating income (loss) for APB was ($5) million for the second quarter of fiscal 2009 compared to $7 million for the same period in fiscal 2008. The decrease in operating income of $12 million reflected the impact of lower sales volumes and prices as a result of lower demand due to weaker economic and market conditions. Included in the operating loss were SG&A expenses that decreased by $1 million, or 7%, compared to the same period in the prior year due to cost containment measures and decreased compensation related expenses.

For the second quarter of fiscal 2009, SMB revenues decreased by $91 million, or 64%, to $52 million compared to the same period in fiscal 2008. The decrease over the prior year period reflected lower demand, due to weaker economic and market conditions, which caused a reduction in finished steel sales volumes and a decrease in average net selling prices for finished steel products. Sales volumes decreased 120,000 tons, or 59%, to 82,000 tons for the second quarter of fiscal 2009 compared to the same period in the prior year, primarily due to significantly reduced demand as a result of weaker worldwide economic and scrap and steel market conditions. The average net selling price per ton decreased $46, or 7%, to $570 per ton for the second quarter of fiscal 2009 compared to the same period last year. Operating income (loss) for SMB was ($6) million, for the second quarter of fiscal 2009, compared to $13 million for the same period in fiscal 2008. The $19 million decrease in operating income was primarily due to reduced demand for finished steel products resulting from weaker economic and market conditions. This reduced demand led to lower sales volumes and selling prices. In addition, the decrease in operating income reflected lower production volumes that resulted in $6 million of production costs that could not be capitalized in inventory. Included in the operating loss were SG&A expenses that decreased by $1 million, or 38%, compared to the same period in the prior year due to cost containment measures and reduced compensation related expenses.

Income taxes represented a benefit for fiscal 2009 since there was a pre-tax loss for the three and six month periods ended February 28, 2009. The effective tax rates for those periods were 60.5% and 40.3%, respectively, compared to 35.3% and 35.6% for the same periods in fiscal 2008. The higher effective tax rates for fiscal 2009 were mainly attributable to tax benefits arising from the reversal of $5 million of executive incentive compensation and the impact on the Company’s tax rate of undistributed foreign earnings.

The Company performed its goodwill impairment testing during the second quarter of fiscal 2009 and determined that the fair values of the MRB and APB reporting segments were greater than their carrying values, thus the respective goodwill balances were not impaired as of February 28, 2009. The SMB reporting unit had no goodwill as of February 28, 2009. See further discussion surrounding goodwill impairment testing, under the Critical Accounting Policies and Estimates section below.

Net cash provided by operating activities for the six months ended February 28, 2009 was $161 million, an increase of $85 million, compared to net cash provided by operating activities of $76 million for the same period in fiscal 2008, primarily due to decreases in accounts receivable and inventory, partially offset by decreases in accounts payable and other accrued liabilities. As of February 28, 2009, debt, net of cash, was approximately $141 million, compared to $169 million at August 31, 2008 (refer to Non-GAAP Financial Measures below).

SCHNITZER STEEL INDUSTRIES, INC.

Business Combinations

During the six month period ended February 28, 2009, the Company completed the acquisition of three entities and an additional 16.67% equity interest in an entity that the Company maintains operating control over, for a total consideration of $90 million. These acquisitions are as follows:

•	In December 2008, the Company completed the acquisition of a metals recycler near the Company’s Tacoma, Washington export facility.

•

In February 2009, the Company completed the acquisition of the leading metals recycler in Puerto Rico. This acquisition expanded the Company’s presence into a new region, increased the Company’s processing capability and provided new sources of scrap metal and access to international export facilities.

•

In February 2009, the Company acquired an additional 16.67% equity interest in an auto parts business located in California, thus increasing the equity ownership in this business to 91.67%. The acquired equity was previously consolidated into the Company’s financial statements because the Company maintained operating control over the entity.

•	In February 2009, the Company completed the acquisition of a self-service used auto parts business with two locations in California.

These acquisitions were accounted for under the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations” and are included in the Company’s financial statements from the date of acquisition. The purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the date of acquisition. The excess of the aggregate purchase price over the fair value of the identifiable net assets acquired of $55 million was recorded as goodwill. The purchase price allocation has been prepared on a preliminary basis, and reasonable changes may occur as additional information, such as final valuation reports, becomes available.

SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

	For the Three Months Ended				For the Six Months Ended
($ in thousands)	2/28/2009	2/29/2008	% Change		2/28/2009	2/29/2008	% Change
Revenues:
Metals Recycling Business	$336,832	$596,557	(44%	)	$738,015	$1,078,029	(32%	)
Auto Parts Business	58,277	77,333	(25%	)	125,581	149,496	(16%	)
Steel Manufacturing Business	51,925	143,498	(64%	)	150,557	253,187	(41%	)
Intercompany revenue eliminations	(13,432)	(65,916)	(80%	)	(81,986)	(125,342)	(35%	)

Total revenues	433,602	751,472	(42%	)	932,167	1,355,370	(31%	)

Cost of Goods Sold:
Metals Recycling Business	309,827	524,186	(41%	)	717,122	958,970	(25%	)
Auto Parts Business	48,971	55,169	(11%	)	110,099	105,375	4%
Steel Manufacturing Business	57,039	128,258	(56%	)	185,018	221,757	(17%	)
Intercompany cost of goods eliminations	(12,120)	(65,061)	(81%	)	(94,762)	(124,173)	(24%	)

Total Cost of Goods Sold	403,717	642,552	(37%	)	917,477	1,161,929	(21%	)

Selling, General and Administrative Expense:
Metals Recycling Business	22,264	22,068	1%		42,701	40,860	5%
Auto Parts Business	14,749	15,781	(7%	)	29,873	30,524	(2%	)
Steel Manufacturing Business	1,281	2,075	(38%	)	3,219	3,921	(18%	)
Corporate	9,670	11,993	(19%	)	15,253	21,505	(29%	)

Total SG&A Expense	47,964	51,917	(8%	)	91,046	96,810	(6%	)

Environmental Matters:
Metals Recycling Business	(467)	—	NA		(6,080)	—	NA
Auto Parts Business	—	(157)	NM		—	(157)	NM

Total environmental matters	(467)	(157)			(6,080)	(157)

(Income) from joint ventures
Metals Recycling Business	(56)	(1,637)	(97%	)	(1,740)	(3,377)	(48%	)
Intercompany profit eliminations	—	—	NA		(572)	—	NA

Total joint venture income	(56)	(1,637)			(2,312)	(3,377)

Operating Income (loss):
Metals Recycling Business	5,264	51,940	(90%	)	(13,988)	81,576	NM
Auto Parts Business	(5,443)	6,540	NM		(14,391)	13,754	NM
Steel Manufacturing Business	(6,395)	13,165	NM		(37,680)	27,509	NM

Total segment operating income (loss)	(6,574)	71,645	NM		(66,059)	122,839	NM
Corporate expense	(9,670)	(11,993)	(19%	)	(15,253)	(21,505)	(29%	)
Change in intercompany profit (loss) elimination	(1,312)	(855)	53%		13,348	(1,169)	NM

Total operating income (loss)	$(17,556)	$58,797	NM		$(67,964)	$100,165	NM

NM = Not Meaningful

NA = Not Applicable

Revenues

Consolidated revenues for the second quarter of fiscal 2009 decreased $317 million, or 42%, to $434 million and decreased $423 million, or 31%, to $932 million for the first six months of fiscal 2009 compared to the same periods in fiscal 2008. Revenues in the second quarter and first six months of fiscal 2009 decreased for all business segments, primarily due to reduced demand for scrap, recycled metal and finished steel products resulting from weaker economic conditions throughout the period, combined with the impact of renegotiations, deferrals and cancellations of customer contracts that occurred in the first quarter of fiscal 2009. This reduced demand resulted in lower scrap, recycled metal and finished steel sales volumes and lower average selling prices.

SCHNITZER STEEL INDUSTRIES, INC.

Operating Income (Loss)

Consolidated operating income (loss) decreased $77 million to an operating loss of ($18) million for the second quarter of fiscal 2009 and decreased $168 million to an operating loss of ($68) million for the first six months of fiscal 2009 compared to the same periods in fiscal 2008. As a percentage of revenues, operating income (loss) decreased by 11.9 percentage points for the second quarter of fiscal 2009 and decreased by 14.7 percentage points for the first six months of fiscal 2009 compared to the same periods in fiscal 2008. Weak demand and the impact of declines in anticipated future selling prices, which outpaced the declines in inventory costs, resulted in non-cash NRV inventory write-downs during the first quarter of fiscal 2009 of $52 million (comprised of $29 million at MRB, $32 million at SMB and ($9) million that was eliminated in consolidation). In addition, lower production volumes resulted in the recognition of $6 million and $16 million in charges for production costs that could not be capitalized in inventory during the second quarter and first six months of fiscal 2009, respectively.

These decreases in operating income were partially offset by a $3 million release of environmental reserves and a $4 million gain recognized in the first six months of fiscal 2009, primarily related to resolution of the Hylebos Waterway litigation. Additionally, decreases in cost of goods sold and SG&A were due to the Company’s implementation of cost containment measures that included a decrease in headcount of 5% and 13% and other non-labor cost reductions for the second quarter and first six months of fiscal 2009, respectively. SG&A decreased by $4 million and $6 million for the three and six months ended February 28, 2009 compared to the same periods in fiscal 2008 due to the aforementioned cost containment measures, decreased compensation related expenses of $10 million and $15 million, and decreased professional services expense of $2 million for the three months and six months ended February 28, 2009, respectively, compared to the same periods in the prior year. The reduction in compensation related expenses was due to a decrease in annual incentive expense and share-based compensation expense resulting from operating losses incurred by the Company and a $5 million benefit arising from nondeductible executive incentive compensation that was awarded and included as nondeductible officers’ compensation for fiscal 2008 but was voluntarily and irrevocably declined in November 2008. The decline in professional services expense was due to reduced production. These reductions were partially offset by an $8 million increase in bad debt expense for the three and six months ended February 28, 2009, compared to the same periods in the prior year, resulting from bankruptcies and adverse financial conditions experienced by certain of the Company’s customers affecting their ability to pay timely. The Company continues to implement additional cost containment measures, including the suspension of employer contributions to its defined contribution plans effective in March 2009.

Interest Expense

Interest expense decreased by $2 million, or 68%, to $1 million for the second quarter of fiscal 2009 and $3 million, or 56%, to $2 million for the first six months of fiscal 2009, compared to the same periods in the prior year as a result of lower average interest rates and the Company carrying lower average debt balances during the period. For more information about the Company’s outstanding debt balances, see Item 1 – Financial Statements (unaudited) – Notes to Condensed Consolidated Financial Statements, Note 8 – Long-Term Debt.

Income Tax Expense (Benefit)

Income taxes represented a benefit for fiscal 2009 since there was a pre-tax loss for the three and six month periods ended February 28, 2009. The effective tax rates for those periods were 60.5% and 40.3%, respectively, compared to 35.3% and 35.6% for the same periods in fiscal 2008. The higher effective tax rates for fiscal 2009 were mainly attributable to tax benefits arising from the reversal of $5 million of executive incentive compensation and the impact on the Company’s tax rate of undistributed foreign earnings. The incentive compensation of $5 million for certain executives that was treated as nondeductible in fiscal 2008 was voluntarily and irrevocably declined in fiscal 2009, thereby providing a tax benefit. The undistributed foreign earnings from the Puerto Rico metals recycling operation acquired in February 2009 provided a tax benefit because the earnings are presumed to be indefinitely reinvested in Puerto Rico and therefore taxed at less than the statutory US Federal tax rate. Going forward, the Company’s effective tax rate will fluctuate with the level of tax credits and foreign earnings relative to pretax income (loss).

SCHNITZER STEEL INDUSTRIES, INC.

Financial results by segment

The Company operates its business across three reportable segments: MRB, APB and SMB. Additional financial information relating to these business segments is contained in Item 1 – Financial Statements (unaudited) – Notes to Condensed Consolidated Financial Statements, Note 13 - Segment Information.

Metals Recycling Business

	For the Three Months Ended				For the Six Months Ended
(in thousands, except for prices)	2/29/2009	2/29/2008	% change		2/29/2009	2/29/2008	% change
Ferrous Revenues:	$297,757	$497,088	(40%	)	$610,512	$885,369	(31%	)
Nonferrous revenues	36,999	96,158	(62%	)	123,515	185,764	(34%	)
Other	2,076	3,311	(37%	)	3,988	6,896	(42%	)

Total segment revenues	336,832	596,557	(44%	)	738,015	1,078,029	(32%	)

Cost of goods sold	309,827	524,186	(41%	)	717,122	958,970	(25%	)
Selling, general and administrative expense	22,264	22,068	1%		42,701	40,860	5%
Environmental matters	(467)	—	NA		(6,080)	—	NA
(Income) from joint ventures	(56)	(1,637)	(97%	)	(1,740)	(3,377)	(48%	)

Segment operating income (loss)	$5,264	$51,940	(90%	)	$(13,988)	$81,576	NM

Average Ferrous Recycled Metal Sales Prices ($/LT) (1)
Domestic	$209	$323	(35%	)	$319	$302	6%
Export	$259	$331	(22%	)	$291	$308	(6%	)
Average	$253	$328	(23%	)	$297	$306	(3%	)

Ferrous Sales Volume (LT, in thousands)
Steel Manufacturing Business	30	170	(82%	)	175	350	(50%	)
Other Domestic	99	211	(53%	)	229	390	(41%	)

Total Domestic	129	381	(66%	)	404	740	(45%	)
Export	954	896	6%		1,458	1,673	(13%	)

Total Ferrous Sales Volume (LT, in thousands)	1,083	1,277	(15%	)	1,862	2,413	(23%	)

Average Nonferrous Sales Price ($/pound) (1)	$0.45	$0.98	(54%	)	$0.65	$0.99	(34%	)
Nonferrous Sales Volumes (pounds, in thousands)	76,822	96,278	(20%	)	184,181	185,086	(0%	)

Outbound freight included in Cost of Sales (in thousands)	$26,376	$80,438	(67%	)	$61,384	$147,574	(58%	)

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer. LT refers to long ton which is 2,240 pounds.

NM = Not Meaningful

NA = Not Applicable

Revenues

MRB revenues before intercompany eliminations decreased $260 million, or 44%, to $337 million during the quarter ended February 28, 2009, and decreased $340 million, or 32%, to $738 million during the six months ended February 28, 2009, compared to the same periods in the prior year. This decrease was primarily attributable to lower average net sales prices and lower sales volumes that resulted from reduced demand arising from weaker market conditions, combined with a number of renegotiations, deferrals and cancellations of customer contracts that occurred in the first quarter of fiscal 2009.

Ferrous revenues decreased $199 million, or 40%, to $298 million during the quarter ended February 28, 2009 and decreased $274 million, or 31%, to $611 million during the first six months of fiscal 2009, compared to the same periods in fiscal 2008. The decrease in ferrous revenues was driven by reductions in ferrous sales volumes and by lower average net selling prices, which continued to decline in the first six months of fiscal 2009.

Due to weaker demand, ferrous volumes decreased 194,000 tons, or 15%, to 1,083,000 tons in the second quarter of fiscal 2009 and decreased 551,000 tons, or 23%, to 1,862,000 tons for the first six months of fiscal 2009,

SCHNITZER STEEL INDUSTRIES, INC.

compared to the same periods in fiscal 2008. Ferrous export sales volumes increased by 58,000 tons, or 6%, to 954,000 tons in the second quarter of fiscal 2009 and decreased 215,000 tons, or 13%, to 1,458,000 tons for the first six months of fiscal 2009, compared to the same periods in fiscal 2008. The increase in ferrous export sales volumes in the second quarter was due to the timing of sales as shipments were deferred from the first quarter and the year to date decrease was due to the reduced demand arising from weaker market conditions. Ferrous domestic sales volumes decreased 252,000 tons, or 66%, to 129,000 tons in the second quarter of fiscal 2009 and decreased 336,000 tons, or 45%, to 404,000 tons for the first six months of fiscal 2009 compared to the same periods in the prior year, as a result of the reduced demand. The Company continued to experience declining prices during the second quarter of fiscal 2009 as the average net ferrous sales price decreased $75 per long ton, or 23%, and $9 per long ton, or 3%, respectively, for the three and six months ended February 28, 2009, compared to the same periods in the prior year.

Nonferrous revenues decreased $59 million, or 62%, to $37 million in the second quarter of fiscal 2009 and $62 million, or 34%, to $124 million during the first six months of fiscal 2009, compared to the same periods in the prior year. The decrease in nonferrous revenues was primarily driven by a decrease in the average nonferrous net sales price and sales volumes. The average net sales price decreased $0.53, or 54%, to $0.45 per pound during the second quarter of fiscal 2009 and $0.34, or 34%, to $0.65 per pound during the first six months of fiscal 2009, compared to the same periods in the prior year, primarily due to weaker demand. In addition, due primarily to weaker demand, nonferrous pounds shipped decreased 19 million pounds, or 20%, to 77 million pounds for the quarter ended February 28, 2009 and remained stable for the first six months of fiscal 2009, compared to the same periods last year.

Segment Operating Income (Loss)

For the three and six months ended February 28, 2009, operating income (loss) for MRB was $5 million and ($14) million, compared to operating income of $52 million and $82 million, respectively, in the same periods in fiscal 2008. As a percentage of revenues, operating income (loss) decreased by 7.1 percentage points for the second quarter of fiscal 2009 and decreased by 9.5 percentage points for the first six months of fiscal 2009 compared to the same periods in fiscal 2008. The decrease in operating income reflected the impact of reduced demand for scrap and recycled metal arising from weaker economic conditions, combined with a number of renegotiations, deferrals and cancellations of customer contracts that occurred in the first quarter of fiscal 2009, which led to a reduction in sales volumes and average net sales prices. Weak demand and the impact of declines in anticipated future selling prices, which outpaced the decline in inventory costs, resulted in MRB recording a non-cash NRV inventory write-down of $29 million in the first quarter of fiscal 2009.

Included in the operating income (loss) was a $3 million release of environmental reserves and a $4 million gain recognized in the first quarter of fiscal 2009, primarily related to the resolution of the Hylebos Waterway litigation. Additionally, SG&A expense for the six months ended February 28, 2009, increased by $2 million compared to the same period in the prior year. The increase was primarily related to increased bad debt expense of $7 million for the six months ended February 28, 2009, resulting from bankruptcies and adverse financial conditions experienced by certain of the Company’s customers affecting their ability to pay timely. The increase in bad debts was partially offset by cost containment measures, including reduced headcount, that contributed to a reduction in compensation related expenses of $5 million and $4 million for the three and six months ended February 28, 2009, respectively, compared to the same periods in the prior year.

Outlook

MRB believes that the long-term fundamentals for recycled metals remains positive; however, given current trends in the market for ferrous and nonferrous metal and the overall global economic uncertainties, MRB believes that fiscal 2009 selling prices will be substantially lower than those seen in 2008. Due to the high level of uncertainty regarding the economic environment, MRB’s past trends of sales volumes may not be indicative of expected volumes for the remainder of fiscal 2009.

SCHNITZER STEEL INDUSTRIES, INC.

Auto Parts Business

	For the Three Months Ended				For the Six Months Ended
($ in thousands)	2/28/2009	2/29/2008	% change		2/28/2009	2/29/2008	% change
Revenues	$58,277	$77,333	(25%	)	$125,581	$149,496	(16%	)
Cost of goods sold	48,971	55,169	(11%	)	110,099	105,375	4%
Selling, general and administrative expense	14,749	15,781	(7%	)	29,873	30,524	(2%	)
Environmental Matters	—	(157)	NM		—	(157)	NM

Segment operating income (loss)	$(5,443)	$6,540	NM		$(14,391)	$13,754	NM

NM = Not Meaningful

Revenues

APB revenues before intercompany eliminations decreased $19 million, or 25% to $58 million during the quarter ended February 28, 2009, and decreased $23 million, or 16% to $126 million during the six months ended February 28, 2009, compared to the same periods in the prior year, driven by reduced sales volumes and lower average selling prices for scrapped vehicles and cores resulting from the impact the economic downturn has had on the number of collision repairs and commodity prices.

Segment Operating Income (Loss)

For the three and six months ended February 28, 2009, operating income (loss) for APB was ($5) million and ($14) million compared to operating income of $7 million and $14 million, respectively, for the same periods in fiscal 2008. As a percentage of revenues, operating income (loss) decreased by 17.8 percentage points for the second quarter of fiscal 2009 and decreased by 20.7 percentage points for the first six months of fiscal 2009 compared to the same periods in fiscal 2008. The decrease in operating income for the first six months of fiscal 2009 reflects the impact of lower sales volumes for scrapped vehicles and cores, lower sales prices for cores and the impact of inventory costs not falling as rapidly as selling prices. Included in the operating loss was a reduction in SG&A expense of $1 million for the three and six months ended February 28, 2009, due to cost containment measures, including reduced headcount, that contributed to a reduction in compensation related expenses compared to the same periods in the prior year.

Outlook

Given current trends in the market for ferrous and nonferrous metal, APB continues to believe that fiscal 2009 average selling prices for cores and scrap will be lower than those seen in 2008. Due to the high level of uncertainty regarding the economic environment, APB’s past trends of sales volumes may not be indicative of expected volumes for the remainder of fiscal 2009.

SCHNITZER STEEL INDUSTRIES, INC.

Steel Manufacturing Business

	For the Three Months Ended				For the Six Months Ended
($ in thousands, except price)	2/28/2009	2/29/2008	% change		2/28/2009	2/29/2008	% change
Revenues	$51,925	$143,498	(64%	)	$150,557	$253,187	(41%	)
Cost of goods sold	57,039	128,258	(56%	)	185,018	221,757	(17%	)
Selling, general and administrative expense	1,281	2,075	(38%	)	3,219	3,921	(18%	)

Segment operating income (loss)	$(6,395)	$13,165	NM		$(37,680)	$27,509	NM

Finished Goods Average Sales Price ($/ton) (1)	$570	$616	(7%	)	$730	$609	20%
Finished Steel Products Sold (tons, in thousands)	82	202	(59%	)	181	376	(52%	)

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

NM = Not Meaningful

Revenues

SMB revenues decreased $91 million, or 64% to $52 million during the quarter ended February 28, 2009, and decreased $102 million, or 41% to $151 million during the six months ended February 28, 2009, compared to the same periods in the prior year, as a result of reduced sales volumes for finished steel products. Finished goods sales volumes decreased by 59% to 82,000 tons and 52% to 181,000 tons for the three and six months ended February 28, 2009, respectively, compared to the same periods last year, primarily due to reduced demand resulting from the weakened economic conditions. Average finished goods selling prices for the three months ended February 28, 2009 decreased $46 per ton, or 7%, compared to the same period last year. Although the Company experienced declining prices in the second quarter, there was an increase in the average selling prices for the first six months of fiscal 2009 compared to the same period last year of $121 per ton, or 20%, to $730 per ton because the effects of the reduced demand for finished steel products were not fully realized until the end of the first quarter of fiscal 2009.

Segment Operating Income (Loss)

For the three and six months ended February 28, 2009, operating income (loss) for SMB was ($6) million and ($38) million, compared to operating income of $13 million and $28 million, respectively, for the same periods in fiscal 2008. As a percentage of revenues, operating income (loss) decreased by 21.5 percentage points for the second quarter of fiscal 2009 and decreased by 35.9 percentage points for the first six months of fiscal 2009 compared to the same periods in fiscal 2008. The decrease in operating income reflects the impact of lower sales volumes caused by weaker economic conditions, a decline in inventory costs which lagged the reduction in selling prices and lower anticipated future selling prices that resulted in SMB recording a non-cash NRV inventory write-down of $32 million in the first quarter of fiscal 2009. In addition, the decrease in operating income reflected lower production volumes that resulted in $6 million and $12 million of production costs that could not be capitalized in inventory in the three and six months ended February 28, 2009, respectively.

Included in the operating loss was a $1 million decrease in SG&A expense for the three and six months ended February 28, 2009, compared to the same periods in fiscal 2008 due to cost containment measures, including reduced headcount, that contributed to a reduction in compensation related expenses compared to the same periods in the prior year.

Outlook

At the beginning of fiscal 2009, weakening U.S. economic conditions led to a further contraction of construction demand. SMB currently believes that fiscal 2009 selling prices for the remainder of the year will be lower than those seen in 2008. Due to the high level of uncertainty regarding the economic environment, it is highly likely that SMB’s past trends of sales volumes will not be indicative of expected volumes for the remainder of fiscal 2009.

SCHNITZER STEEL INDUSTRIES, INC.

Liquidity and Capital Resources

The Company relies on cash provided by operating activities as a primary source of liquidity, supplemented by current cash resources and existing credit facilities.

Sources and Uses of Cash

The Company had cash balances of $9 million and $15 million, at February 28, 2009 and August 31, 2008, respectively. Cash balances are intended to be used for working capital and capital expenditures. The Company uses excess cash on hand to reduce amounts outstanding on credit facilities. As of February 28, 2009, debt, net of cash, was $141 million compared to $169 million at August 31, 2008.

Net cash provided by operating activities for the six months ended February 28, 2009, was $161 million, an increase of $85 million compared to net cash provided by operating activities of $76 million for the same period in fiscal 2008. The increase was primarily due to a decrease in accounts receivable of $184 million due to collections of receivables and a reduction in sales revenues and a $144 million decrease in inventory due to lower purchase costs and lower volumes of material purchased. The increase in net cash provided by operating activities was partially offset by uses of cash that included an $81 million decrease in accounts payable due to the reduction in price and volumes of material purchases, a $49 million decrease in other accrued liabilities, mainly due to a $47 million decrease in accrued payroll related to the payment of fiscal 2008 incentive compensation awards in the first six months of fiscal 2009 and a $42 million decrease in accrued income taxes due to tax payments made in the first six months of fiscal 2009 that were related to fiscal 2008.

Net cash used in investing activities for the six month period ended February 28, 2009 was $128 million, compared to $70 million for the same period in fiscal 2008. Net cash used in investing activities for the first six months of fiscal 2009 included $90 million in completed acquisitions and $39 million in capital expenditures to upgrade the Company’s equipment and infrastructure.

Net cash used in financing activities for the six month period ended February 28, 2009 was $39 million, compared to net cash provided by financing activities of $17 million for the same period in fiscal 2008, primarily due to $36 million in net repayments of debt.

Credit Facilities

The Company’s short-term borrowings consist primarily of a one year unsecured uncommitted credit line with Wells Fargo Bank, N.A. The term of this credit facility was recently extended to March 1, 2010. Interest rates on outstanding indebtedness under the unsecured line of credit are set by the bank at the time of borrowing. The weighted average interest rate on this line was 2.05% at February 28, 2009. As of February 28, 2009 and August 31, 2008 the Company had $19 million and $25 million, respectively, outstanding under this agreement.

In July 2007, the Company amended its unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The revised agreement provides for a five-year, $450 million revolving credit facility loan maturing in July 2012. Interest rates on outstanding indebtedness under the amended agreement are based, at the Company’s option, on either the London Interbank Offered Rate (“LIBOR”) plus a spread of between 0.50% and 1.00%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.10% and 0.25% based on a pricing grid tied to the Company’s leverage ratio. As of February 28, 2009 and August 31, 2008, the Company had borrowings outstanding under the credit facility of $121 million and $150 million, respectively.

The two bank credit agreements contain various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of February 28, 2009, the Company was in compliance with all such covenants.

SCHNITZER STEEL INDUSTRIES, INC.

In addition, as of February 28, 2009 and August 31, 2008, the Company had $8 million of long-term bonded indebtedness that matures in January 2021.

Acquisitions

Acquisitions during the first six months of fiscal 2009 were $90 million, compared to $35 million for the same period last year. During the first six months of fiscal 2009, the Company continued to expand its presence in regions in which it operates and in new locations through the acquisition of value-creating businesses.

Capital Expenditures

Capital expenditures during the first six months of fiscal 2009 were $39 million, compared to $34 million for the same period last year. During the first six months of fiscal 2009, the Company continued its investment in infrastructure improvement projects, including general improvements at a number of its metals recycling facilities, enhancements to the Company’s information technology infrastructure, investments in technology to improve the recovery of nonferrous materials from the shredding process and investments to further improve efficiency and increase capacity, increase worker safety and enhance environmental systems. The Company plans to invest $20 million to $25 million in capital improvement projects for the remainder of the fiscal year.

Share Repurchase Program

Pursuant to a share repurchase program as amended in 2001 and in October 2006, the Company was authorized to repurchase up to 6.0 million shares of its Class A common stock when management deems such repurchases to be appropriate. Prior to fiscal 2009, the Company had repurchased approximately 4.5 million shares under the program. In November 2008, the Company’s Board of Directors approved an increase in the shares authorized for repurchase by 3.0 million, to 9.0 million. No share repurchases were made during the six months ended February 28, 2009. As a result, at February 28, 2009 there were approximately 4.5 million shares available for repurchase under existing authorizations.

Future Liquidity and Commitments

The Company makes contributions to a defined benefit pension plan, several defined contribution pension plans and several multiemployer pension plans. Contributions vary depending on the plan and are based on plan provisions, actuarial valuations and negotiated labor agreements. Recently, most defined benefit plans have experienced deterioration in their funded status due to the general decline in investment values. The Company expects to make contributions to its various defined benefit, defined contribution and multiemployer plans of approximately $4 million for the remainder of fiscal 2009. However, as a result of the deterioration in the funded status of the defined benefit pension plans the Company may elect to make additional contributions in fiscal 2009. See Note 12, “Employee Benefits” in the Notes to the Condensed Consolidated Financial Statements

Accrued environmental liabilities as of February 28, 2009 were $42 million. The Company expects to pay $3 million over the next 12 months related to previously accrued remediation projects. These future cash outlays are anticipated to be within the amounts established as environmental liabilities.

The Company believes its current cash resources, internally generated funds, existing credit facilities and access to the capital markets will provide adequate financing for capital expenditures, acquisitions, working capital, stock repurchases, debt service requirements, post-retirement obligations and future environmental obligations for the next 12 months. However, deteriorating general economic conditions may result in the Company further utilizing its available credit lines and curtailing capital and operating expenditures, delaying or restricting acquisitions and share repurchases and reassessing working capital requirements. Should the Company determine, at any time, that it requires additional sources of short-term liquidity, the Company will evaluate available alternatives and take appropriate steps to obtain sufficient additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained, or if obtained, would be adequate or on terms acceptable to the Company. However, the Company believes that its balance sheet at February 28, 2009 and the level of its existing credit facilities should position it to obtain additional sources of liquidity if required.

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

Contractual Obligations

Long-term debt as reported in the contractual obligations table in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008 has decreased $29 million to $129 million as of February 28, 2009 due to reduced net borrowings under the Company’s credit agreements as described above under Liquidity and Capital Resources.

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

Goodwill

The Company evaluates the recoverability of goodwill on an annual basis during the second quarter of each fiscal year and upon the occurrence of certain triggering events or substantive changes in circumstances indicating that the fair value of goodwill may be impaired. The Company assesses the existence of any indicators that imply a potential impairment on a monthly basis. This assessment may include the following indicators, some of which involve a significant amount of judgment: a significant reduction in the Company’s expected future cash flows; a significant sustained decline in the Company’s share price and market capitalization that is other-than temporary; slower growth rates; a significant adverse change in legal factors or in the business climate; and the impairment of a significant asset group within a reporting unit, among other indicators. An adverse change in any of these factors could potentially have a significant impact on the recoverability of these assets and could result in a material impact on the Company’s consolidated results and future cash flows.

Impairment of goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a ‘component’). The Company has determined that its reporting units, for which goodwill has been allocated, are equivalent to the Company’s operating segments (MRB, APB and SMB), as all of the components of each segment have similar economic characteristics.

SCHNITZER STEEL INDUSTRIES, INC.

The goodwill impairment test follows a two step process as defined in SFAS 142. In the first step, the fair value of a reporting unit is compared to its carrying value. The Company has allocated the corporate assets and liabilities to each reporting unit so that the carrying value of each reporting unit includes all assets and liabilities related to the operations of that reporting unit. Management must apply judgment in determining the estimated fair value of these reporting units. If the estimated fair value is less than the carrying value of a reporting unit, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation. If the carrying amount of the reporting unit’s goodwill exceeds the implied goodwill value, an impairment loss will be recognized in an amount equal to that excess.

Given that market prices of the Company’s reporting units are not readily available, the Company makes various estimates and assumptions in determining the estimated fair values of the reporting units. The Company uses an income approach to determine fair value of its reporting units which is based on the present value of expected future cash flows utilizing a risk adjusted discount rate. The discount rate represents the weighted average cost of capital which is reflective of a market participant’s view of fair value given current market conditions, expected rate of return, capital structure, debt costs, market volatility, peer company comparisons and equity risk premium and is believed to adequately reflect the overall inherent risk and uncertainty involved in the operations and industry of the reporting units. To estimate the cash flows that extend beyond the final year of the discounted cash flow model, the Company employs a terminal value technique, whereby the Company uses estimated operating cash flows minus capital expenditures and adjusted for changes in working capital requirements in the final year of the model and discounts it by the risk adjusted discount rate to establish the terminal value. The Company includes the present value of the terminal value in the fair value estimate. To assess the sensitivity of the projected future cash flows the results are stress tested based on different growth levels and economic cycles.

The determination of fair value requires that management apply significant judgment in formulating estimates and assumptions. These estimates and assumptions primarily include forecasts of future cash flows based on management’s best estimate of future sales and operating costs; pricing expectations; capital expenditures; working capital requirements; discount rates; growth rates; and general market conditions. As a result of the inherent uncertainty associated with forming these estimates, actual results could differ from those estimates.

In the second quarter of fiscal 2009, the Company performed its annual testing for impairment of goodwill. As part of its assessment of the recovery of goodwill, the Company conducted an extensive valuation analysis using an income approach with applied discount rates ranging from 9.4% to 12.4% for its reporting units. The projections used in the income approach took into consideration current and projected future business cycles and did not project cash flows based upon historically high prices and volumes as experienced in fiscal 2008. Based on the results of the first step of the Company’s annual assessment of the recoverability of goodwill, the fair values of the reporting units exceeded their carrying values, indicating that there was no goodwill impairment. The Company considered what the impact of changes in the assumptions underlying its estimates of fair value would be on the determination of impairment. The fair value of the reporting units would not fall below the carrying value if the forecasted cash flow were to decrease 20% or the discount rate were to increase by two percentage points.

Although the annual impairment testing performed in the second quarter of fiscal 2009 revealed that the fair value of the reporting units exceeded their carrying value indicating no impairment, the market capitalization of the Company (based on the average trading price of the Company’s stock for the 15 day period immediately preceding the quarter ended February 28, 2009) was determined to be below the carrying value of the Company. It is not uncommon, especially in a volatile market, that the observed market prices of individual trades of a company’s shares (and consequently the market capitalization calculated) may not be representative of the fair value of the company as a whole. However, it is common in most industries that an acquiring entity is generally willing to pay more for equity securities that will give the acquiring entity a controlling interest as opposed to what an investor that would pay for equity securities that represent less than a controlling interest, and thus additional value appears to result from an acquiring entity’s ability to take advantage of the many benefits that arise from control over another entity. As part of the overall assessment of the recoverability of goodwill, the Company’s fair value was determined to be higher than its market capitalization when a reasonable control premium was taken into

SCHNITZER STEEL INDUSTRIES, INC.

account. The control premium used by the Company was considered to be within the range of control premiums paid in recent acquisitions within the steel and scrap recycling sectors and recent acquisitions in other sectors since major declines in share prices arose from the current economic cycle.

Subsequent to the quarter ended February 28, 2009, the Company’s stock traded at levels which resulted in its market capitalization being below the Company’s overall carrying value. A sustained decline in the quoted market prices of the Company’s stock could indicate a triggering event that would require the Company to re-assess its impairment analysis in future periods. At that time, additional testing would be performed to evaluate the recoverability of goodwill, which could result in an impairment charge.

Recent Accounting Pronouncements

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

In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for non-recurring non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the beginning of the Company’s first quarter of fiscal 2010. The Company’s significant non-financial assets and liabilities that could be impacted by this deferral include assets and liabilities initially measured at fair value in a business combination and goodwill tested annually for impairment. The Company is currently evaluating the requirements of SFAS 157 as it relates to FSP 157-2 for non-recurring non-financial assets and liabilities and has not yet determined the impact, if any, on the Company’s consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This standard will be effective for the Company on September 1, 2009. Early adoption is prohibited. FSP 142-3 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”), which provides guidance on an employer’s disclosures about the plan assets of a defined benefit pension or postretirement plan and will require additional disclosure regarding investment policies and strategies, fair value of each major asset category based on risks of the assets, inputs and valuations techniques used to estimate fair value, fair value measurement hierarchy levels under SFAS 157 for each asset category, and significant concentration of risk information. The provisions of FSP 132(R)-1 will be effective for the Company in its fiscal 2010 Form 10-K filing. FSP 132(R)-1 will enhance and provide more visibility over the Company’s footnote disclosures surrounding the plan assets of the Company’s defined benefit pension plan.

SCHNITZER STEEL INDUSTRIES, INC.

Non-GAAP Financial Measures

Debt, net of cash

Debt, net of cash is the difference between (i) the sum of long-term debt and short-term debt (i.e., total debt) and (ii) cash and cash equivalents. Management believes that debt, net of cash is a useful measure for investors. In management’s view, because cash and cash equivalents can be used, among other things, to repay indebtedness, netting this against total debt is a useful measure of the Company’s leverage.

Management believes that this non-GAAP financial measure allows for a better understanding of the Company’s operating and financial performance. This non-GAAP financial measure should be considered in addition to, but not as a substitute for, the most directly comparable U.S. GAAP measure. The following is a reconciliation of debt, net of cash (in thousands):

	February 28, 2009	August 31, 2008
Short-term borrowings and capital lease obligations, current	$19,155	$25,490
Long-term debt and capital lease obligations, net of current maturities	130,636	158,933

Total debt	149,791	184,423
Less: cash and cash equivalents	8,736	15,039

Total debt, net of cash	$141,055	$169,384

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

The Company is exposed to commodity price risk, mainly associated with variations in the market price for finished steel products, ferrous and nonferrous metal, including scrap, autobodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. The Company responds to changes in recycled metal selling prices by adjusting purchase prices on a timely basis and by turning rather than holding inventory in expectation of higher prices. The Company actively manages its exposure to commodity price risk and monitors the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on spot market prices, and generally orders are placed 30 to 90 days ahead of shipment date. However, financial results may be negatively impacted where selling prices fall more quickly than purchase price adjustments can be made, when customers fail to meet their contractual obligations or when levels of inventory have an anticipated net realizable value that is below average cost. If SMB’s estimate of selling prices per ton increased or decreased by 10%, the inventory balance would be subject to a non-cash NRV inventory write-down of $4 million.

Credit Risk

As of February 28, 2009, 42% of the Company’s trade accounts receivable balance was covered by letters of credit, compared to 49% as of August 31, 2008. Of the remaining balance as of February 28, 2009, 86% was less than 60 days past due, compared to 99% as of August 31, 2008.

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

See Note 6, “Environmental Liabilities and Other Contingencies” in the Notes to the Condensed Consolidated Financial Statements, incorporated by reference herein.

ITEM 1A.	RISK FACTORS

Described below are risks that could have a material adverse effect on the Company’s results of operations and financial condition or could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report that have been identified since the filing of the Company’s 2008 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on October 28, 2008. The risks described in the Company’s 2008 Annual Report on Form 10-K, as supplemented below, are not the only risks the Company faces. Additional risks and uncertainties that the Company is unaware of or that the Company currently deems not material may in the future have a material adverse effect on the Company’s results of operations and financial condition.

If the goodwill on the Company’s balance sheet becomes impaired, the Company may be required to recognize impairment charges.

The Company performs an analysis of its goodwill balances to test for impairment on an annual basis and if events occur or circumstances change that would reduce the fair value of the reporting unit below the reporting unit’s carrying amount. As discussed in “Critical Accounting Policies and Estimates – Goodwill” in Item 2 above, in determining fair value, management uses an income approach based on the present value of expected future cash flows utilizing a risk adjusted discount rate. Given that market prices of the Company’s reporting units are not readily available, management makes various estimates and assumptions in determining the estimated fair values of the reporting units, including forecasts of future sales and operating costs, prices, capital expenditures, working capital requirements, discount rates, growth rates and general market conditions. Fair value determinations require considerable judgment and are sensitive to inherent uncertainties and changes in the factors described above. As of February 28, 2009, the Company’s goodwill balances were not impaired. However, in light of current economic conditions, including the business climate, and the Company’s stock price performance, impairments to one or more of the Company’s reporting units could occur in interim periods, whether or not connected to the annual goodwill impairment analysis. For example, subsequent to the quarter ending February 28, 2009, the Company’s stock has been trading at levels that are below the average used in the most recent annual impairment testing. A sustained decline in the quoted market prices of the Company’s stock could denote a triggering event indicating that the fair value of goodwill may be impaired. At that time, additional testing would be performed to evaluate the recoverability of goodwill which could result in an impairment charge which could have an adverse effect on the Company’s financial condition and results of operations.

The multiemployer plan benefiting employees of SMB is underfunded which may lead to contribution increases and benefit reductions. In addition, if the Company were to withdraw from the SMB plan, it would trigger a withdrawal liability that could be material.

As discussed in Note 12 to the Company’s consolidated financial statements, the Company was notified that the multiemployer plan benefiting union employees of SMB has an accumulated funding deficiency (i.e., a failure to satisfy the minimum funding requirements) for the current Plan year and was therefore “in critical status.” Because the SMB plan is in “critical status,” it is required to adopt a rehabilitation plan, which may involve contribution increases, benefit reductions or a combination of the two. At this time, the Company is not required to make surcharge payments as it is already signatory to an agreement that requires annual six percent contribution increases. The Company’s withdrawal liability, which would be triggered if the Company were to withdraw or partially withdraw from the plan, was calculated by the plan actuary to be $20 million as of September 30, 2008. Depending on actual returns on plan investments, the Company’s withdrawal liability may

SCHNITZER STEEL INDUSTRIES, INC.

have increased since this calculation. Because the Company has no current intention of withdrawing from the plan, it has not recognized a liability for this contingency. However, if such a liability were triggered it could be material to the Company’s results of operations and cash flows. The Company’s contributions to this plan could also increase as a result of a diminished contribution base due to the insolvency or withdrawal of other employers who currently contribute to the plan, the inability or failure of withdrawing employers to pay their withdrawal liability or other funding deficiencies.

As a result of recent deterioration in the funded status of most defined benefit plans, the Company may be required to make additional contributions to its defined benefit plans.

Most defined benefit plans have experienced deterioration in their funded status due to the general decline in investment values over the last three fiscal quarters. As a result, the Company may be required to make additional contributions to its defined benefit plans. Such additional contributions may have a material adverse impact on the Company’s results of operations and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None

(b)	None

(c)	None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The 2009 annual meeting of the Company’s shareholders was held on January 28, 2009. Holders of 20,726,578 shares of the Company’s Class A common stock, entitled to one vote per share, and 6,104,569 shares of the Company’s Class B common stock, entitled to ten votes per share, were present in person or by proxy at the meeting.

(b)	Tamara L. Lundgren was elected a director of the Company to serve until the 2011 Annual Meeting of Shareholders, and Robert S. Ball, John D. Carter, Kenneth M. Novack, and Jean S. Reynolds were elected directors of the Company, each to serve until the 2012 Annual Meeting of Shareholders, and until a successor has been elected and qualified.

Other directors whose term of office as a director continued after the meeting are:

Jill Schnitzer Edelson

William A. Furman

Judith A. Johansen

William D. Larsson

Scott Lewis

Ralph R. Shaw

SCHNITZER STEEL INDUSTRIES, INC.

(c)	The meeting was called for the following purposes:

1.	To elect one director to serve until the 2011 Annual Meeting of Shareholders and four directors to serve until the 2012 Annual Meeting of Shareholders, and until their successors have been elected and qualified.

This proposal was approved as follows:

	Votes For	Votes Withheld/Against
Tamara L. Lundgren	77,449,991	4,322,276
Robert S. Ball	81,177,414	594,853
John D. Carter	77,383,027	4,389,240
Kenneth M. Novack	77,350,151	4,422,116
Jean S. Reynolds	77,358,655	4,413,612

2.	To approve a proposed amendment to the 1993 Stock Incentive Plan (“SIP”) that would authorize the Company to increase the number of shares reserved for issuance under the Plan from 7.2 million shares to 12.2 million shares.

This proposal was approved as follows:

	Votes For	Votes Withheld/Against	Abstained	Broker Non Vote
SIP Amendment	64,916,944	14,296,250	14,258	2,544,815

3.	To transact such other business (which does not include nominations of directors) as may properly be brought before the meeting or any adjournment or postponement thereof.

ITEM 5.	OTHER INFORMATION

None

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 6.	EXHIBITS

10.1	Consulting agreement between Schnitzer Steel Industries, Inc. and Gary A. Schnitzer dated January 5, 2009.

10.2	1993 Stock Incentive Plan of the Registrant, as amended as of January 28, 2009. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 30, 2009, and incorporated herein by reference.

10.3	Severance agreement by and between Schnitzer Steel Industries, Inc. and Gregory J. Witherspoon dated February 5, 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date: April 2, 2009	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
President and Chief Executive Officer

Date: April 2, 2009	By:	/s/ Richard D. Peach
Richard D. Peach
Sr. Vice President and Chief Financial Officer