Form 10-Q/A
period 2009-02-28
SCHNITZER STEEL INDUSTRIES INC
filed 2009-04-02
CIK 912603

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

SCHNITZER STEEL INDUSTRIES, INC.

EXPLANATORY NOTE

The Form 10-Q for the quarterly period ended February 28, 2008 that was originally filed on April 2, 2009 inadvertently omitted brackets on the line item “Other accrued liabilities” for the six months ended February 28, 2009 in the cash flows from operating activities section of the statement of cash flows. The omission of brackets did not change the amount presented for Net cash provided by operating activities, which remains the same after the inclusion of brackets in this Form 10-Q/A. As such, the correct consolidated statement of cash flows is properly presented in this Form 10-Q/A.

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

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For The Six Months Ended
	2/28/2009	2/29/2008
Cash flows from operating activities:
Net income (loss)	$(40,968)	$60,582
Noncash items included in net income (loss):
Depreciation and amortization	29,947	24,212
Inventory write-down	51,968	—
Minority interests	(201)	1,191
Deferred income taxes	1,324	807
Undistributed equity in earnings of joint ventures	(40)	(326)
Share-based compensation expense	3,514	6,502
Excess tax (benefit) from stock options exercised	(775)	(94)
(Gain)/loss on disposal of assets	(2,419)	167
Environmental matters	(6,080)	(157)
Incentive award forfeitures	(5,504)	—
Unrealized loss on derivatives	3,735	—
Bad debt expense	8,134	584
Changes in assets and liabilities:
Accounts receivable	183,919	18,821
Inventories	144,458	(24,758)
Refundable income taxes	(24,044)	—
Prepaid expenses and other	(11,609)	(5,668)
Intangibles and other assets	(1,532)	(567)
Accounts payable	(81,323)	6,915
Other accrued liabilities	(48,532)	(12,440)
Accrued income taxes	(41,715)	(752)
Environmental liabilities	(477)	(107)
Other long-term liabilities	(695)	1,519

Net cash provided by operating activities	161,085	76,431

Cash flows from investing activities:
Capital expenditures	(38,803)	(34,222)
Acquisitions, net of cash acquired	(90,016)	(34,568)
Advances to joint ventures, net	(2,092)	(493)
Proceeds from sale of assets	2,946	411
Cash flows from (used in) non-hedge derivatives	—	(628)

Net cash used in investing activities	(127,965)	(69,500)

Cash flows from financing activities:
Proceeds from line of credit	171,500	203,500
Repayment of line of credit	(178,000)	(223,500)
Borrowings from long-term debt	359,013	479,500
Repayment of long-term debt	(388,584)	(414,642)
Issuance of Class A common stock	—	725
Repurchase of Class A common stock	—	(25,707)
Stock withheld for taxes under employee share-based compensation plan	(2,699)	—
Excess tax benefit from stock options exercised	775	94
Stock options exercised	598	—
Distributions to minority interests	(841)	(2,304)
Dividends declared and paid	(478)	(592)

Net cash provided by (used in) financing activities	(38,716)	17,074

Effect of exchange rate changes on cash	(707)	101

Net increase (decrease) in cash and cash equivalents	(6,303)	24,106
Cash and cash equivalents at beginning of period	15,039	13,410

Cash and cash equivalents at end of period	$8,736	$37,516

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$2,145	$4,561
Income taxes, net of refunds received	$50,654	$32,555

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

This section includes a discussion of the Company’s operations for the second quarter and first six months of fiscal 2009 and 2008. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the results of operations and financial condition of Schnitzer Steel Industries, Inc. (the “Company”) and should be read in conjunction with the Company’s 2008 Form 10-K and the Unaudited Condensed Consolidated Financial Statements and the related notes thereto included elsewhere in this Form 10-Q/A.

FORWARD-LOOKING STATEMENTS

Statements and information included in this Quarterly Report on Form 10-Q/A by Schnitzer Steel Industries, Inc. (the “Company”) that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements in this Quarterly Report on Form 10-Q/A include statements regarding the Company’s expectations, intentions, beliefs and strategies regarding the future, including statements regarding trends, cyclicality and changes in the markets the Company sells into, strategic direction, changes to manufacturing processes, the cost of compliance with environmental and other laws, expected tax rates and deductions, the realization of deferred tax assets, planned capital expenditures, liquidity positions, ability to generate cash from continuing operations, the potential impact of adopting new accounting pronouncements, expected results including pricing, sales volumes, profitability, obligations under the Company’s retirement plans, savings or additional costs from business realignment and cost containment programs and the adequacy of accruals.

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

Other directors whose term of office as a director continued after the meeting are:

Jill Schnitzer Edelson

William A. Furman

Judith A. Johansen

William D. Larsson

Scott Lewis

Ralph R. Shaw

SCHNITZER STEEL INDUSTRIES, INC.

(c)	The meeting was called for the following purposes:

1.	To elect one director to serve until the 2011 Annual Meeting of Shareholders and four directors to serve until the 2012 Annual Meeting of Shareholders, and until their successors have been elected and qualified.

This proposal was approved as follows:

	Votes For	Votes Withheld/Against
Tamara L. Lundgren	77,449,991	4,322,276
Robert S. Ball	81,177,414	594,853
John D. Carter	77,383,027	4,389,240
Kenneth M. Novack	77,350,151	4,422,116
Jean S. Reynolds	77,358,655	4,413,612

2.	To approve a proposed amendment to the 1993 Stock Incentive Plan (“SIP”) that would authorize the Company to increase the number of shares reserved for issuance under the Plan from 7.2 million shares to 12.2 million shares.

This proposal was approved as follows:

	Votes For	Votes Withheld/Against	Abstained	Broker Non Vote
SIP Amendment	64,916,944	14,296,250	14,258	2,544,815

3.	To transact such other business (which does not include nominations of directors) as may properly be brought before the meeting or any adjournment or postponement thereof.

ITEM 5.	OTHER INFORMATION

None

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 6.	EXHIBITS

10.1	Consulting agreement between Schnitzer Steel Industries, Inc. and Gary A. Schnitzer dated January 5, 2009. Filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed on April 2, 2009.

10.2	1993 Stock Incentive Plan of the Registrant, as amended as of January 28, 2009. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 30, 2009, and incorporated herein by reference.

10.3	Severance agreement by and between Schnitzer Steel Industries, Inc. and Gregory J. Witherspoon dated February 5, 2009. Filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed on April 2, 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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