Form 10-Q
period 2009-05-31
SCHNITZER STEEL INDUSTRIES INC
filed 2009-06-30
CIK 912603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2009

Or

☐    Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Transition Period from              to

Commission file number 0-22496

SCHNITZER STEEL INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

OREGON	93-0341923
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3200 NW Yeon Ave. Portland, OR	97210
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

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

Yes  ☐    No  ☒

The Registrant had 21,969,543 shares of Class A common stock, par value of $1.00 per share, and 6,281,629 shares of Class B Common Stock, par value of $1.00 per share, outstanding at June 25, 2009.

SCHNITZER STEEL INDUSTRIES, INC.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

	May 31, 2009	August 31, 2008
Assets
Current assets:
Cash and cash equivalents	$48,721	$15,039
Accounts receivable, net	85,740	314,993
Inventories, net	211,097	429,061
Deferred income taxes	20,692	7,808
Refundable income taxes	36,749	—
Prepaid expenses and other current assets	10,917	12,625

Total current assets	413,916	779,526
Property, plant and equipment, net	454,303	431,898
Other assets:
Investment in and advances to joint venture partnerships	12,927	11,896
Goodwill	366,081	306,186
Intangibles, net	21,648	15,389
Other assets	11,812	9,958

Total assets	$1,280,687	$1,554,853

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and capital lease obligations	$1,370	$25,490
Accounts payable	73,870	161,288
Accrued payroll and related liabilities	18,466	64,453
Environmental liabilities	3,045	3,652
Accrued income taxes	214	42,774
Other accrued liabilities	38,813	47,265

Total current liabilities	135,778	344,922
Deferred income taxes	27,586	16,807
Long-term debt and capital lease obligations, net of current maturities	124,624	158,933
Environmental liabilities, net of current portion	39,558	40,052
Other long-term liabilities	12,105	11,588
Minority interests	3,000	4,399
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock–20,000 shares authorized, none issued	—	—
Class A common stock–75,000 shares $1.00 par value authorized, 21,933 and 21,592 shares issued and outstanding	21,933	21,592
Class B common stock–25,000 shares $1.00 par value authorized, 6,282 and 6,345 shares issued and outstanding	6,282	6,345
Additional paid-in capital	16,088	11,425
Retained earnings	895,252	939,181
Accumulated other comprehensive loss	(1,519)	(391)

Total shareholders’ equity	938,036	978,152

Total liabilities and shareholders’ equity	$1,280,687	$1,554,853

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	For The Three Months Ended		For The Nine Months Ended
	5/31/2009	5/31/2008	5/31/2009	5/31/2008
Revenues	$411,830	$972,141	$1,343,997	$2,327,511

Operating expense:
Cost of goods sold	374,048	798,531	1,291,525	1,960,460
Selling, general and administrative	43,536	73,822	134,581	170,632
Environmental matters	—	350	(6,080)	193
(Income) loss from joint ventures	116	(2,853)	(2,196)	(6,230)

Operating income (loss)	(5,870)	102,291	(73,833)	202,456

Other income (expense):
Interest expense	(629)	(1,707)	(2,823)	(6,703)
Other income	5,634	879	6,785	1,589

Other income (expense)	5,005	(828)	3,962	(5,114)

Income (loss) before income taxes and minority interests	(865)	101,463	(69,871)	197,342

Income tax (expense) benefit	(114)	(38,620)	27,724	(72,726)

Income (loss) before minority interests	(979)	62,843	(42,147)	124,616

Minority interests, net of tax	(548)	(1,124)	(347)	(2,315)

Net income (loss)	$(1,527)	$61,719	$(42,494)	$122,301

Net income (loss) per share - basic	$(0.05)	$2.19	$(1.51)	$4.32

Net income (loss) per share - diluted	$(0.05)	$2.14	$(1.51)	$4.23

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For The Nine Months Ended
	5/31/2009	5/31/2008
Cash flows from operating activities:
Net income (loss)	$(42,494)	$122,301
Noncash items included in net income (loss):
Depreciation and amortization	45,849	37,343
Inventory write-down	51,968	—
Minority interests	347	2,315
Deferred income taxes	(2,179)	95
Distributed (undistributed) equity in earnings of joint ventures	1,166	(2,680)
Share-based compensation expense	5,428	18,068
Excess tax benefit from stock options exercised	(900)	(258)
(Gain)/loss on disposal of assets	(1,919)	349
Environmental matters	(6,080)	193
Voluntary incentive award forfeitures	(5,504)	—
Unrealized (gain) loss on derivatives	2,682	(2,942)
Bad debt expense	8,553	2,309
Gain on settlement of joint venture separation and termination agreement	(6,761)	—
Changes in assets and liabilities:
Accounts receivable	225,018	(114,200)
Inventories	172,196	(125,780)
Refundable income taxes	(36,749)	—
Prepaid expenses and other current assets	1,730	(864)
Intangibles and other assets	(1,825)	(2,749)
Accounts payable	(78,217)	53,566
Other accrued liabilities	(47,816)	16,206
Accrued income taxes	(42,438)	15,750
Environmental liabilities	(534)	(143)
Other long-term liabilities	(391)	1,688

Net cash provided by operating activities	241,130	20,567

Cash flows from investing activities:
Capital expenditures	(50,585)	(57,219)
Acquisitions, net of cash acquired	(93,029)	(34,616)
(Advances to) payments from joint ventures, net	(2,197)	1,244
Proceeds from sale of assets	3,215	732
Cash flows used in non-hedge derivatives	—	(822)

Net cash used in investing activities	(142,596)	(90,681)

Cash flows from financing activities:
Proceeds from line of credit	238,700	329,500
Repayment of line of credit	(263,700)	(325,500)
Borrowings from long-term debt	400,529	923,500
Repayment of long-term debt	(437,166)	(832,724)
Issuance of Class A common stock	—	256
Repurchase of Class A common stock	—	(25,707)
Stock withheld for taxes under employee share-based compensation plan	(2,596)	—
Excess tax benefit from stock options exercised	900	258
Stock options exercised	1,209	—
Distributions to minority interests	(996)	(2,850)
Dividends declared and paid	(1,435)	(959)

Net cash provided by (used in) financing activities	(64,555)	65,774

Effect of exchange rate changes on cash	(297)	135

Net increase (decrease) in cash and cash equivalents	33,682	(4,205)
Cash and cash equivalents at beginning of period	15,039	13,410

Cash and cash equivalents at end of period	$48,721	$9,205

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$2,739	$6,054
Income taxes, net of refunds received	$51,670	$53,361

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Schnitzer Steel Industries, Inc. (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statements. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. Although management believes the disclosures made are adequate to ensure the information presented is not misleading, management suggests that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008. The results for the three and nine months ended May 31, 2009 and 2008 are not necessarily indicative of the results of operations for the entire year.

Cash and Cash Equivalents

Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts of $23 million and $51 million as of May 31, 2009 and August 31, 2008, respectively.

Accounts Receivable, net

Accounts receivable represent amounts due from customers on product and other sales. These accounts receivable, which are reduced by an allowance for doubtful accounts, are recorded at the invoiced amount and do not bear interest. The Company evaluates the collectibility of its accounts receivable based on a combination of factors, including whether sales were made pursuant to letters of credit. In cases where management is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, management records a specific allowance against amounts due and reduces the net recognized receivable to the amount the Company believes will be collected. For all other customers, the Company maintains a reserve that considers the total receivables outstanding, historical collection rates and economic trends. The allowance for doubtful accounts was $8 million at May 31, 2009 and $3 million at August 31, 2008.

Goodwill and Other Intangible Assets

The Company evaluates goodwill and intangibles with an indefinite life annually during the second fiscal quarter and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill or indefinite lived intangible assets may be impaired, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Impairment of goodwill is tested at the reporting unit level. The Company’s reporting units, for which goodwill has been allocated, are equivalent to the Company’s operating segments, as all of the components of the respective segments have similar economic characteristics.

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

Accrued Workers’ Compensation Costs

The Company is self-insured up to a maximum amount for workers’ compensation claims and as such, a reserve for the costs of unpaid claims and the estimated costs of incurred but not reported claims has been estimated as of the balance sheet date. The Company’s exposure to claims is protected by various stop-loss insurance policies. The estimate of this reserve is based on historical claims experience. At May 31, 2009 and August 31, 2008, the Company accrued $6 million for the estimated cost of workers’ compensation claims.

Comprehensive Income (Loss)

The following table sets forth the reconciliation of comprehensive income (loss) (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	5/31/2009	5/31/2008	5/31/2009	5/31/2008
Net income (loss)	$(1,527)	$61,719	$(42,494)	$122,301
Foreign currency translation adjustment (net of tax)	2,122	(103)	(447)	745
Net unrealized gain (loss) on cash-flow hedges (net of tax)	346	—	(681)	—

Comprehensive income (loss)	$941	$61,616	$(43,622)	$123,046

Changes in Shareholders’ Equity

During the first nine months of fiscal 2009, the Company’s shareholders’ equity decreased $40 million, primarily comprised of a net loss of $42 million, partially offset by $5 million related to share-based compensation plan expense.

SCHNITZER STEEL INDUSTRIES, INC.

Net Income (Loss) and Dividends per Share

The following table sets forth the reconciliation from basic net income (loss) per share to diluted net income (loss) per share (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	5/31/2009	5/31/2008	5/31/2009	5/31/2008
Net income (loss)	$(1,527)	$61,719	$(42,494)	$122,301

Computation of shares:
Weighted average common shares outstanding, basic	28,280	28,177	28,173	28,315
Incremental common shares attributable to dilutive stock options, performance share awards, DSUs and RSUs	—	670	—	579

Diluted weighted average common shares outstanding	28,280	28,847	28,173	28,894

Net income (loss) per share – basic	$(0.05)	$2.19	$(1.51)	$4.32

Net income (loss) per share – diluted	$(0.05)	$2.14	$(1.51)	$4.23

Dividend per share	$0.017	$0.017	$0.051	$0.051

The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented, including vested deferred stock units (“DSUs”) and restricted stock units (“RSUs”). Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, assuming dilution. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of performance share, DSU and RSU awards using the treasury stock method. For the three and nine months ended May 31, 2009, 1,193,151 common stock equivalent shares were considered antidilutive and were excluded from the calculation of diluted earnings per share. For the three and nine months ended May 31, 2008, all stock options and performance share, DSU and RSU awards issued through and outstanding as of May 31, 2008 were considered to be dilutive.

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

The Company uses quoted market prices whenever available, or seeks to maximize the use of observable inputs and minimize the use of unobservable inputs when quoted market prices are not available, when developing fair value measurements. The Company’s only financial instrument subject to fair value measurement is its outstanding natural gas contract for the Steel Manufacturing Business, which is measured at fair value using a model derived from observable market data. This model considers various inputs including: (a) quoted futures prices for commodities, (b) time value, and (c) the Company’s credit risk, as well as other relevant economic measures. The impact of SFAS 157 is reflected in the Company’s condensed consolidated financial statements for the first nine months of fiscal 2009 (refer to Note 10 – Derivative Financial Instruments and Fair Value Measurements for further detail).

SCHNITZER STEEL INDUSTRIES, INC.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141, and issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of ARB No. 51. These two new standards will change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in the consolidated financial statements, respectively. SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. These two standards will be effective for the Company for the fiscal year beginning September 1, 2009. SFAS 141(R) will be applied prospectively to all business combinations completed in fiscal 2010 and beyond. The Company will retrospectively apply the applicable classification and presentation provisions of SFAS 160. All other requirements of SFAS 160 shall be applied prospectively. Early adoption is prohibited for both standards.

In February 2008, the FASB issued FASB Staff Position No. (“FSP”) 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for non-recurring non-financial assets and liabilities, until the fiscal year beginning September 1, 2009. The Company’s significant non-financial assets and liabilities that could be impacted by this deferral include assets and liabilities initially measured at fair value in a business combination and goodwill tested annually for impairment. The Company is currently evaluating the requirements of SFAS 157 as it relates to FSP 157-2 for non-recurring non-financial assets and liabilities and has not yet determined the impact, if any, on the Company’s consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This standard will be effective for the Company for the fiscal year beginning September 1, 2009. Early adoption is prohibited. FSP 142-3 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which provides guidance on an employer’s disclosures about the plan assets of a defined benefit pension or postretirement plan and will require additional disclosure regarding investment policies and strategies, fair value of each major asset category based on risks of the assets, inputs and valuations techniques used to estimate fair value, fair value measurement hierarchy levels under SFAS 157 for each asset category, and significant concentration of risk information. This standard will be effective for the Company for the fiscal period ending August 31, 2010. FSP 132(R)-1 will enhance and provide more visibility over the Company’s footnote disclosures surrounding the plan assets of the Company’s defined benefit pension plan.

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly.” FSP 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. FSP 157-4 is required to be applied prospectively with retrospective application prohibited. This standard will be effective for the Company for the fiscal period ending August 31, 2009 and is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued. This standard will be effective for the Company for the fiscal period ending August 31, 2009. The adoption of SFAS 165 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

SCHNITZER STEEL INDUSTRIES, INC.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These changes had no impact on previously reported operating income, net income or total cash flows from operating activities.

The Company has identified a classification error in the consolidated statement of cash flows for the discrete quarter ended November 30, 2008 which resulted in an understatement of net cash provided by operating activities and an understatement of net cash used in investing activities of $8.7 million. The Company deems this error to be immaterial. The Company intends to revise its comparative cash flows in the Form 10-Q for the quarter ending November 30, 2009.

Note 2 - Inventories, net

The Company’s inventories primarily consist of ferrous and nonferrous processed and unprocessed scrap metal, used and salvaged vehicles and finished steel products, consisting primarily of rebar, merchant bar and wire rod. Inventories are stated at the lower of cost or market for all periods presented.

Inventories, net consisted of (in thousands):

	May 31, 2009	August 31, 2008
Processed and unprocessed scrap metal	$96,770	$279,019
Work in process	8,789	17,328
Finished goods	72,832	101,844
Supplies	34,016	31,995
Inventory reserve	(1,310)	(1,125)

Inventories, net	$211,097	$429,061

The Company makes certain assumptions regarding future demand and net realizable value in order to assess that inventory is properly recorded at the lower of cost or market. The assumptions are based on both historical experience and current information.

Due to reduced production levels during the first nine months of fiscal 2009, the Company recognized $3 million and $19 million of expense during the three and nine months ended May 31, 2009, respectively, for production costs that could not be capitalized in inventory.

Note 3 - Property, Plant and Equipment, net

Property, plant and equipment, net consisted of (in thousands):

	May 31, 2009	August 31, 2008
Property, plant and equipment	$810,476	$751,152
Less: accumulated depreciation	(356,173)	(319,254)

Property, plant and equipment, net	$454,303	$431,898

SCHNITZER STEEL INDUSTRIES, INC.

Note 4 - Business Combinations

During the nine months ended May 31, 2009, the Company completed the acquisition of four entities and an additional 25% equity interest in an entity over which the Company maintains operating control, for a total consideration of $96 million. These acquisitions and reasons for the acquisitions are as follows:

•	In December 2008, the Company completed the acquisition of a metals recycler in Washington to provide an additional source of scrap metal for the Company’s Tacoma, Washington export facility.

•

In February 2009, the Company completed the acquisition of a metals recycler in Puerto Rico. This acquisition expanded the Company’s presence into a new region, increased the Company’s processing capability and provided new sources of scrap metal and access to international export facilities.

•

In February 2009, the Company acquired an additional 16.66% equity interest in an auto parts business located in California, and in April 2009 acquired the remaining 8.34% minority equity interest in this business, thus increasing the Company’s equity ownership in this business to 100%. The acquired equity was previously consolidated into the Company’s financial statements because the Company maintained operating control over the entity.

•	In February 2009, the Company completed the acquisition of a self-service used auto parts business with two locations in California. This acquisition provided additional sources of used auto parts.

•	In March 2009, the Company completed the acquisition of a metals recycler in Nevada to provide an additional source of scrap metal for the Company’s Oakland, California export facility.

These acquisitions were accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” and are included in the Company’s financial statements from the date of acquisition. The purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the date of acquisition. The excess of the aggregate purchase price over the fair value of the identifiable net assets acquired of $60 million was recorded as goodwill. The purchase price allocation has been prepared on a preliminary basis, and changes may occur as additional information, such as final valuation reports, becomes available. The following is a summary of the aggregate fair values of assets acquired and liabilities assumed for acquisitions completed during the nine months ended May 31, 2009 (in thousands):

Assets:
Cash	$338
Accounts receivable	935
Inventories	5,185
Prepaids and other current assets	934
Deferred tax assets	456
Property, plant and equipment	23,683
Investments	827
Intangible assets	8,974
Other long-term assets	1,238
Goodwill	60,348
Liabilities:
Short-term liabilities	(1,121)
Environmental reserve	(2,290)
Long-term liabilities	(1,784)
Deferred tax liabilities	(1,485)

Aggregate purchase price	96,238
Less: Amounts to be paid	(2,859)
Less: Cash received	(338)

Net cash paid	$93,041

SCHNITZER STEEL INDUSTRIES, INC.

The following table presents the aggregate of intangible assets and their related lives associated with the purchase of the acquisitions discussed above:

		May 31, 2009
	Life In Years	Gross Carrying Amount	Accumulated Amortization
Goodwill	Indefinite	$60,348	$—
Tradename	1	76	27
Employment agreements	2	1,117	186
Covenants not to compete	5 - 20	5,646	164
Permit and licenses	3	80	4
Supply contracts	6	2,055	128

		$69,322	$509

The Company recorded goodwill of $60 million related to acquisitions completed during the nine months ended May 31, 2009, of which $14 million is expected to be deductible for tax purposes.

The following unaudited pro forma summary presents the effect of the businesses acquired during fiscal 2009 as though the businesses had been acquired as of the beginning of the periods presented (in thousands):

	For The Three Months Ended		For The Nine Months Ended
	5/31/2009	5/31/2008	5/31/2009	5/31/2008
Revenues	$412,308	$995,931	$1,350,906	$2,370,279
Operating income (loss):	$(5,919)	$110,054	$(76,985)	$219,626
Net income (loss):	$(1,557)	$68,388	$(46,093)	$137,684
Net income (loss) per share - basic:	$(0.05)	$2.43	$(1.64)	$4.86
Net income (loss) per share - diluted:	$(0.05)	$2.37	$(1.64)	$4.76

These pro forma results are not necessarily indicative of what actual results would have been had these acquisitions occurred for the periods presented. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any synergies that may be achieved from combining operations.

Note 5 - Goodwill and Acquired Intangibles

As discussed in more detail in Note 1 – Summary of Significant Accounting Policies, goodwill and other intangible assets with an indefinite life are tested annually during the second quarter and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate the fair value of goodwill or intangible assets may be impaired. Impairment of goodwill is tested at the reporting unit level. The Company’s reporting units, for which goodwill has been allocated, are equivalent to the Company’s operating segments. The Company performed its goodwill impairment testing in the second quarter of fiscal 2009 by comparing the fair value of each reporting unit with the carrying value, including goodwill, and determined that the fair value of each of the operating segments was greater than their respective carrying values and the goodwill balances and indefinite lived intangible assets were not impaired. There were no triggering events during the third quarter of fiscal 2009 requiring a goodwill impairment test. The Company will continue to monitor its goodwill and indefinite-lived intangible and long-lived assets for possible future impairment.

SCHNITZER STEEL INDUSTRIES, INC.

The changes in the carrying amount of goodwill by reportable segments during the first nine months of fiscal 2009 were (in thousands):

	Metals Recycling Business	Auto Parts Business	Total
Balance as of August 31, 2008	$170,202	$135,984	$306,186
Foreign currency translation adjustment	—	(441)	(441)
Acquisitions	58,258	2,090	60,348
Purchase accounting adjustments	—	(12)	(12)

Balance as of May 31, 2009	$228,460	$137,621	$366,081

The gross carrying amount and accumulated amortization of the Company’s identifiable intangible assets were (in thousands):

		May 31, 2009		August 31, 2008
	Life In Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangibles:
Tradename	Indefinite	$750	$—	$750	$—
Tradename	1 - 20	1,555	(430)	1,478	(150)
Employment agreements	2	1,117	(186)	—	—
Covenants not to compete	3 - 20	22,781	(9,229)	16,490	(7,063)
Leasehold interests	4 - 25	1,550	(505)	1,550	(402)
Lease termination fee	15	200	(187)	200	(177)
Permits & licenses	3	80	(4)	—	—
Permits & licenses	Indefinite	361	—	361	—
Supply contracts	5 - 6	5,269	(1,685)	3,214	(1,073)
Real property options	Indefinite	211	—	211	—

		$33,874	$(12,226)	$24,254	$(8,865)

Intangible assets with finite useful lives are amortized over their useful lives using methods that reflect the pattern over which the economic benefits are expected to be consumed or on a straight-line basis based on estimated lives. Amortization expense for identifiable intangible assets for the three and nine months ended May 31, 2009 was $1 million and $3 million, respectively. Amortization expense related to identifiable intangible assets for the three and nine months ended May 31, 2008 was $1 million and $3 million, respectively.

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

SCHNITZER STEEL INDUSTRIES, INC.

Changes in the Company’s environmental liabilities for the first nine months of fiscal 2009 were (in thousands):

Reporting Segment	Beginning Balance 9/1/2008	Reserves Established/ (Released), Net (1)	Payments	Ending Balance 5/31/2009	Short-Term	Long-Term
Metals Recycling Business	$26,704	$(766)	$(535)	$25,403	$2,491	$22,912
Auto Parts Business	17,000	200	—	17,200	554	16,646

Total	$43,704	$(566)	$(535)	$42,603	$3,045	$39,558

(1)	During the first nine months of fiscal 2009, the Company released $ 3 million in environmental reserves, primarily related to the resolution of the Hylebos Waterway litigation, which was partially offset by $ 2 million in environmental liabilities recorded in purchase accounting related to acquisitions completed in the first nine months of fiscal 2009.

Metals Recycling Business (“MRB”)

At May 31, 2009, MRB’s environmental reserves of $25 million consisted primarily of the reserves established in connection with potential future clean-up of MRB locations at which the Company or its subsidiaries have conducted business or allegedly disposed of certain materials and various sites acquired through acquisitions.

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

The DEQ is performing investigations involving the Company sites, which are focused on controlling any current releases of contaminants into the Willamette River. In January 2008, the Natural Resource Damages Trustee Council (“Trustees”) for Portland Harbor invited the Company and other PRPs to participate in funding and implementing the Natural Resource Injury Assessment for the site. Following meetings among the Trustees and the PRPs, a funding and participation agreement was negotiated under which the participating PRPs agreed to fund the first phase of natural resource damage assessment. The Company joined in that agreement and agreed to pay $100,000 of those costs. The cost of the investigations and remediation associated with these properties is not reasonably estimable until the completion of the data review and further investigations now being conducted by the LWG and the Trustees. In fiscal 2006, the Company recorded a liability for its estimated share of the costs of the investigation incurred by the LWG to date. As of May 31, 2009, the Company has reserved $1 million for investigation costs of the Portland Harbor Superfund site.

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

During the second phase of the dredging in the head of the Hylebos Waterway, which began in July 2004, the Company incurred remediation costs of $16 million during fiscal 2005. The Company’s cost estimates were based on the assumption that dredge removal of contaminated sediments would be accomplished within one dredge season, from July 2004 to February 2005. However, due to a variety of factors, including dredge contractor operational issues and other dredge related delays, the dredging was not completed during the first dredge season. As a result, the Company recorded environmental charges of $14 million in fiscal 2005, primarily to account for additional estimated costs to complete this work during a second dredging season. The Company and the Other Party then incurred additional remediation costs of $7 million during fiscal 2006. The Company and the Other Party filed a complaint in the U.S. District Court for the Western District of Washington at Tacoma against the dredge contractor to recover damages and a significant portion of cost overruns incurred in the second dredging season to complete the project. Following a trial that concluded in February 2007, a jury awarded the Company and the Other Party damages in the amount of $6 million. In the first quarter of fiscal 2009, the judgment was affirmed on appeal, and the Company relieved a liability in the amount of $2 million related to the dredge contractor’s claim for unpaid invoices and recorded a gain in the amount of $4 million with respect to the damages awarded. As of May 31, 2009, environmental liabilities for the Hylebos Waterway aggregated less than $1 million.

Other Metals Recycling Business Sites

The Company’s environmental reserves include approximately $23 million for potential future clean-up of other MRB locations at which the Company or its subsidiaries have conducted business or allegedly disposed of other materials. No environmental compliance enforcement proceedings are currently pending related to these sites.

Auto Parts Business (“APB”)

At May 31, 2009, the Company’s environmental reserves include $17 million for potential future clean-up of APB locations at which the Company or its subsidiaries have conducted business or allegedly disposed of other materials. No environmental compliance enforcement proceedings are currently pending related to these sites.

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

SCHNITZER STEEL INDUSTRIES, INC.

Contingencies - Other

On October 16, 2006, the Company finalized settlements with the DOJ and the SEC resolving an investigation related to a past practice of making improper payments to the purchasing managers of the Company’s customers in Asia in connection with export sales of recycled ferrous metal. Under the settlement, the Company agreed to a deferred prosecution agreement with the DOJ (the “Deferred Prosecution Agreement”) and agreed to an order issued by the SEC, instituting cease-and-desist proceedings, making findings and imposing a cease-and-desist order pursuant to Section 21C of the Securities Exchange Act of 1934 (the “Order”). Under the Deferred Prosecution Agreement, the DOJ will not prosecute the Company if the Company meets the conditions of the agreement for a period of three years including, among other things, that the Company engage a compliance consultant to advise its compliance officer and its Board of Directors on the Company’s compliance program. Under the settlement, the Company has agreed to cooperate fully with any ongoing, related DOJ and SEC investigations. The Company does not anticipate any future contingent losses associated with this settlement.

During the three months ended May 31, 2009, the Company recognized a $5 million gain that was included in Other income on the consolidated statement of operations due to a settlement agreement to resolve disputes that had arisen from the separation and termination agreement relating to the dissolution of the Company’s joint venture with Hugo Neu in September 2005. In addition, there was a $2 million gain related to this settlement included in Operating income (loss).

Note 7 - Short-Term Borrowings

The Company’s short-term borrowings consist primarily of a one year, unsecured, uncommitted credit line with Wells Fargo Bank, N.A. The term of this credit facility was extended to March 1, 2010. Interest rates on outstanding indebtedness under the unsecured line of credit are set by the bank at the time of borrowing. As of May 31, 2009 and August 31, 2008 the Company had no borrowings and $25 million, respectively, outstanding under this agreement. The credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of May 31, 2009 and August 31, 2008, the Company was in compliance with all such covenants.

Note 8 - Long-Term Debt

The Company maintains a $450 million revolving credit facility, maturing in July 2012, pursuant to an unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto. Interest rates on outstanding indebtedness under the amended agreement are based, at the Company’s option, on either the London Interbank Offered Rate (“LIBOR”) plus a spread of between 0.50% and 1.00%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.10% and 0.25% based on a pricing grid tied to the Company’s leverage ratio. As of May 31, 2009 and August 31, 2008 the Company had borrowings outstanding under the credit facility of $114 million and $150 million, respectively.

The bank credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of May 31, 2009 and August 31, 2008, the Company was in compliance with all such covenants.

As of May 31, 2009 the Company had capital lease obligations for the use of equipment that expire at various dates through September 2015. As of May 31, 2009 and August 31, 2008, the Company had $3 million and $1 million, respectively, of assets accounted for as capital leases that were included in property, plant and equipment on the condensed, consolidated balance sheets. Additionally, as of May 31, 2009 and August 31, 2008, the Company had $8 million of long-term bonded indebtedness that matures in January 2021.

SCHNITZER STEEL INDUSTRIES, INC.

Note 9 - Related Party Transactions

The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $3 million and $16 million in the third quarter of fiscal 2009 and 2008, respectively, and $11 million and $29 million for the first nine months of fiscal 2009 and 2008, respectively. Advances to (payments from) these joint ventures were less than $1 million and ($2) million in the third quarter of fiscal 2009 and 2008, respectively, and $2 million and ($1) million for the first nine months of fiscal 2009 and 2008, respectively. The Company owed $1 million and $4 million to joint ventures as of May 31, 2009 and August 31, 2008, respectively.

Thomas D. Klauer, Jr., President of the Company’s Auto Parts Business, is the sole shareholder of a corporation that is the 25% minority partner in a partnership with the Company. This partnership operates four self-service stores in Northern California. Mr. Klauer’s 25% share of the profits of this partnership totaled less than $1 million and $1 million in the third quarter of fiscal 2009 and 2008, respectively and less than $1 million and $1 million for the first nine months of fiscal 2009 and 2008, respectively. Mr. Klauer also owns the property at one of these stores which is leased to the partnership under a lease providing for annual rent of less than $1 million, subject to annual adjustments based on the Consumer Price Index, and with a term that expires in December 2010. The partnership has the option to renew the lease upon its expiration for a five-year period. In addition, during fiscal 2008, the Company loaned this partnership $5 million to fund the exercise of an option to purchase other property occupied by the partnership. The loan bears interest at a market rate, and the partnership is prohibited from making distributions to its partners until the loan is repaid. At May 31, 2009 the loan balance was $2 million.

Members of the Schnitzer family own significant interests in the Company and may exercise voting control by virtue of their ownership of Class B common stock. As such, Schnitzer family employees are considered related parties for financial reporting purposes. Gregory Schnitzer and Joshua Philip, each a member of the Schnitzer family, are employed by the Company. Gary Schnitzer, also a member of the Schnitzer family, was employed by the Company until his retirement effective December 31, 2008, and continues to provide services to the Company under a consulting agreement. For the third quarter and first nine months of fiscal 2009, these members of the Schnitzer family collectively earned total compensation of $131,000 and $517,000, respectively, compared to $571,000 and $1,156,000 for the same periods of fiscal 2008.

Note 10 - Derivative Financial Instruments and Fair Value Measurements

Natural gas price risk management

On December 1, 2008, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires enhanced disclosures about the Company’s derivative and hedging activities, as discussed below.

In order to minimize the volatility of its natural gas costs, which represented 2% of SMB’s cost of goods sold for the first nine months of fiscal 2009 and 2008, SMB entered into a take-or-pay natural gas contract that obligates it to purchase a minimum of 3,500 million British Thermal Units (“BTU”) per day through October 31, 2009, and a minimum of 2,000 million BTU per day thereafter, whether or not the amount is utilized. The contract expires on October 30, 2010.

Fair value measurement

SMB’s natural gas contract is classified as a derivative instrument and carried at fair value. Fair value for this instrument, the only instrument impacted by the adoption of SFAS 157, is determined using a forward price curve based on observable market price quotations at a major natural gas trading hub. In accordance with SFAS 157, the Company considers nonperformance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of the counterparty when the Company is in an unrealized gain position or on the Company’s own credit spread when the Company is in an unrealized loss position. This assessment of nonperformance risk is generally derived from the credit default swap market or from bond market credit spreads. The impact of the credit risk adjustments for the Company’s outstanding derivative was not material to the fair value calculation at May 31, 2009. Mark-to-market adjustments on this instrument resulted in a derivative liability of $8 million at May 31, 2009, an increase of $4 million from August 31, 2008. This amount is classified as a Level 2 fair value measurement under the SFAS 157 fair value hierarchy described in Note 1 above.

SCHNITZER STEEL INDUSTRIES, INC.

Derivative designated as a hedging instrument under SFAS 133

On September 1, 2008, the Company designated the entire remaining portion of the natural gas contract as a cash flow hedge. According to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur. Deferred gains and losses in other comprehensive income associated with such derivative instruments are immediately reclassified into earnings to the extent the forecasted transaction will not occur. Due to changes in the expectation of the Company’s future production as a result of changes in market conditions, the Company de-designated the contract as a hedge and re-designated only a portion, 20,000 million BTU per month, as a cash flow hedge in October 2008. The remaining portion of the contract is accounted for as a derivative not designated as a hedge under SFAS 133.

Changes in the fair value of the cash flow hedge are recorded in other comprehensive income (“OCI”) to the extent the hedge is effective in offsetting changes in future cash flows for forecasted natural gas purchase transactions. Amounts included in accumulated other comprehensive income (“AOCI”) are reclassified to cost of goods sold when the forecasted purchase transaction is recognized in earnings and when ineffectiveness arises out of the hedge. Included in other accrued liabilities is the fair value of the designated hedge portion of the derivative of $2 million as of May 31, 2009. The effective portion of realized losses reclassified into cost of goods sold was less than $1 million for the three and nine months ended May 31, 2009. The ineffective portion of losses included in cost of goods sold was less than $1 million for the three and nine months ended May 31, 2009. The unrealized loss, net of tax, for the effective portion of the hedge is less than $1 million for the three months ended May 31, 2009, and is $1 million for the nine months ended May 31, 2009. Upon de-designation of the cash flow hedge in October 2008, $1 million was reclassified from AOCI to cost of goods sold. Existing unrealized losses, net of tax, of $1 million currently recorded in AOCI are expected to be reclassified into cost of goods sold within the next 12 months. No derivatives were designated as hedges in fiscal 2008.

Please also refer to Note 1 – Summary of Significant Accounting Policies – Comprehensive Income (Loss) for the impact of gains and losses from cash flow hedges on Comprehensive Income (Loss).

Derivative not designated as a hedging instrument under SFAS 133

For the portion of the natural gas contract not designated as a hedge, the Company recognizes the change in fair value in cost of goods sold in the period of change. Included in other accrued liabilities is the fair value of the derivative not designated as a hedge of $6 million and $4 million as of May 31, 2009 and August 31, 2008, respectively. Net gains (losses) of $1 million and ($1) million were recognized in cost of goods sold for the three and nine months ended May 31, 2009, respectively, compared to $1 million and $2 million of net gains for the three and nine months ended May 31, 2008, respectively.

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

Due to the weakened market conditions and resulting decline in the Company’s operating results, the Company’s estimated payout on performance share awards for the fiscal 2007-2009 and fiscal 2008-2010 performance periods was significantly reduced. The Company recognized $2 million and $5 million in the aggregate for share-based compensation expense for the three and nine months ended May 31, 2009, compared to $12 million and $18 million of expense for the three and nine months ended May 31, 2008, respectively.

SCHNITZER STEEL INDUSTRIES, INC.

In connection with former Chief Executive Officer John D. Carter’s planned transition from Chief Executive Officer to executive Chairman of the Board effective December 1, 2008, the Company entered into an amended and restated employment agreement which reduced Mr. Carter’s annual salary, capped future annual bonus awards, limited his entitlement to forward participation in the Company’s Long Term Incentive Plan program to vesting of prior awards, and in addition granted Mr. Carter stock awards having an aggregate grant date fair value of $2 million which fully vested on the grant date. The $2 million is included in the total share-based compensation expense described above.

Fiscal 2009-2011 Long-Term Incentive Awards

On November 24, 2008, the Company’s Compensation Committee approved performance-based awards under the Plan and entry by the Company into Long-Term Incentive Award Agreements evidencing the award of these performance shares. The Compensation Committee established performance targets based on the Company’s average growth in earnings per share (weighted at 50%) and average return on capital employed (weighted at 50%) for the three years of the performance period, with award payouts ranging from a threshold of 50% to a maximum of 200% for each portion of the awards. A participant generally must be employed by the Company on the October 31 following the end of the performance period to receive an award payout, although adjusted awards will be paid if employment terminates earlier on account of death, disability, retirement, termination without cause after the first year of the performance period or on a sale of the Company. Awards will be paid in Class A common stock as soon as practicable after October 31 following the end of the performance period. The grant date for the fiscal 2009–2011 performance-based awards was November 24, 2008. Compensation expense for the fiscal 2009–2011 performance-based awards during the three and nine months ended May 31, 2009 was less than $1 million.

Deferred Stock Units

On January 28, 2009, each of the Company’s non-employee directors received a DSU award equal to $120,000 divided by the closing market price of the Class A common stock on January 28, 2009. Mr. Carter, the Chairman, and Tamara Lundgren, the President and Chief Executive Officer, receive compensation pursuant to their employment agreements and do not receive DSUs. The DSUs granted on January 28, 2009 were for a total of 24,681 shares which will fully vest on the day before the 2010 Annual Meeting of Shareholders, subject to continued Board service. The compensation expense related to these DSU awards for the three and nine months ended May 31, 2009 was less than $1 million.

In April 2009, two new non-employee independent directors were elected to the Company’s Board of Directors, and each received a DSU award equal to $90,000 divided by the closing market price of the Class A common stock on April 28, 2009. The DSUs granted on April 28, 2009 were for a total of 3,958 shares. These DSUs will fully vest on the day before the 2010 Annual Meeting of Shareholders, subject to continued Board service. The compensation expense related to these DSU awards for the three and nine months ended May 31, 2009 was less than $1 million.

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

SCHNITZER STEEL INDUSTRIES, INC.

The components of net periodic pension costs for the three and nine months ended May 31, 2009 and 2008, were (in thousands):

	Defined Benefit Plan
	For the Three Months Ended		For the Nine Months Ended
	5/31/2009	5/31/2008	5/31/2009	5/31/2008
Interest cost	$195	$186	$585	$557
Expected return on plan assets	(243)	(244)	(729)	(732)
Recognized actuarial loss	70	22	210	65

Net periodic pension cost (benefit)	$22	$(36)	$66	$(110)

	SERBP
	For the Three Months Ended		For the Nine Months Ended
	5/31/2009	5/31/2008	5/31/2009	5/31/2008
Service cost	$9	$11	$27	$32
Interest cost	31	30	93	90
Recognized actuarial gain	(8)	(6)	(24)	(19)

Net periodic pension cost	$32	$35	$96	$103

Defined Benefit Plans

Benefits under the Company’s defined benefit plan were frozen effective June 30, 2006. In general, additional contributions to the plan are not required; however, changes in the discount rate or actual investment returns that are lower than the long-term expected return on plan assets could result in the need for the Company to make additional contributions. Recently, most defined benefit plans have experienced deterioration in their funded status due to the general decline in investment values over the last three fiscal quarters. As a result, the Company may elect to make additional contributions to the defined benefit plan in fiscal 2009. The Company did not make contributions to the defined benefit plan during the three and nine months ended May 31, 2009 or 2008. Company contributions to the SERBP were less than $1 million for all periods presented.

Multiemployer Pension Plans

The Company contributes to various multiemployer pension plans in accordance with its collective bargaining agreements. The plans are jointly managed by trustees that include representatives from both management and labor unions. Contribution rates are established by collective bargaining and benefit levels are set by a joint board of trustees based on the advice of an independent actuary regarding the level of benefits that agreed-upon contributions can be expected to support. Company contributions to the multiemployer plans were less than $1 million and $1 million during the three months ended May 31, 2009 and 2008, respectively, and $2 million and $3 million during the nine months ended May 31, 2009 and 2008, respectively.

The Company has contingent liabilities for its share of the unfunded liabilities of each plan to which it contributes that would be triggered if the Company were to withdraw or partially withdraw from that plan. Because the Company has no current intention of withdrawing from any of the multiemployer plans in which it participates, it has not recognized a liability for this contingency.

SCHNITZER STEEL INDUSTRIES, INC.

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

Defined Contribution Plans

The Company has several defined contribution plans covering certain employees. Company contributions to the defined contribution plans were less than $1 million and $4 million for the three and nine months ended May 31, 2009, respectively, and $2 million and $5 million for the three and nine months ended May 31, 2008, respectively. The Company suspended employer contributions to these plans effective in March 2009. The Company expects to make contributions to these plans of $1 million during the remainder of fiscal 2009.

Note 13 - Segment Information

The Company operates in three reportable segments: metal purchasing, processing, recycling and selling (“MRB”), self-service and full-service used auto parts (“APB”) and mini-mill steel manufacturing (“SMB”). Additionally, the Company is a non-controlling partner in joint ventures, which are either in the metals recycling business or are suppliers of unprocessed metal.

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision-maker for the purpose of corporate management. The Company does not allocate corporate interest income and expense, income taxes, other income and expenses related to corporate activity, or corporate expense for management and administrative services that benefit all three segments. Because of this unallocated expense, the operating income (loss) of each segment does not reflect the operating income (loss) the segment would have as a stand-alone business.

The following is a summary of the Company’s total assets (in thousands):

	May 31, 2009	August 31, 2008
Metals Recycling Business	$1,242,444	$1,308,148
Auto Parts Business	268,213	271,335
Steel Manufacturing Business	331,092	380,944

Total segment assets	1,841,749	1,960,427
Corporate and eliminations	(561,062)	(405,574)

Total assets	$1,280,687	$1,554,853

SCHNITZER STEEL INDUSTRIES, INC.

The table below illustrates the Company’s operating results by segment for the three and nine months ended May 31, 2009 and 2008, respectively (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	5/31/2009	5/31/2008	5/31/2009	5/31/2008
Revenues:
Metals Recycling Business	$317,524	$810,420	$1,055,539	$1,888,449
Auto Parts Business	65,851	100,641	191,432	250,137
Steel Manufacturing Business	46,822	167,668	197,378	420,856

Segment revenue	430,197	1,078,729	1,444,349	2,559,442
Intersegment eliminations	(18,367)	(106,588)	(100,352)	(231,931)

Total revenues	$411,830	$972,141	$1,343,997	$2,327,511

Depreciation and amortization:
Metals Recycling Business	$9,501	$7,752	$27,006	$21,781
Auto Parts Business	2,359	1,895	6,832	5,678
Steel Manufacturing Business	3,018	2,847	8,993	8,240

Segment depreciation and amortization	14,878	12,494	42,831	35,699
Corporate	1,024	636	3,018	1,644

Total depreciation and amortization	$15,902	$13,130	$45,849	$37,343

Reconciliation of the Company’s segment operating income (loss) to income (loss) before income taxes and minority interest is:

Metals Recycling Business	$6,034	$93,516	$(7,954)	$175,093
Auto Parts Business	2,981	16,720	(11,410)	30,474
Steel Manufacturing Business	(4,961)	22,767	(42,642)	50,276

Segment operating income (loss)	4,054	133,003	(62,006)	255,843
Corporate and eliminations	(9,924)	(30,712)	(11,827)	(53,387)

Total operating income (loss)	(5,870)	102,291	(73,833)	202,456
Other income (expense)	5,005	(828)	3,962	(5,114)

Total income (loss) before taxes and minority interests	$(865)	$101,463	$(69,871)	$197,342

Note 14 - Income Tax Expense (Benefit)

The Company recorded an income tax benefit for fiscal 2009 since there was a loss before income taxes and minority interests for the nine months ended May 31, 2009. The effective tax rates for the three and nine months ended May 31, 2009 were an expense (benefit) of 13.2% and (39.7)%, respectively, compared to 38.1% and 36.9% for the same periods in fiscal 2008. The effective tax rates for fiscal 2009 reflect the tax benefits arising from the reversal of $5 million of voluntarily forfeited executive incentive compensation that was treated as nondeductible in fiscal 2008 but voluntarily and irrevocably declined in fiscal 2009 and from the Company’s accounting for undistributed foreign earnings. The undistributed foreign earnings from the Puerto Rico metals recycling operation acquired in February 2009 are presumed to be permanently reinvested in Puerto Rico and therefore taxed at less than the statutory U.S. Federal tax rate. The near breakeven results for the three months ended May 31, 2009 combined with a reduced projection of Puerto Rico tax benefits accounted for the tax provision for the quarter. The $37 million of refundable income taxes at May 31, 2009 reflects an overpayment from fiscal 2008 and an anticipated refund from carrying back fiscal 2009 losses to an earlier fiscal year.

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

SCHNITZER STEEL INDUSTRIES, INC.

Deferred taxes include benefits expected to be realized from the use of the net operating loss carryforwards (“NOLs”) acquired in the Proler International Corp. (“PIC”) acquisition in fiscal 1997 and the GreenLeaf acquisition in fiscal 2006. As of May 31, 2009 and August 31, 2008, the balances for these two NOLs were $3 million for PIC and $11 million for GreenLeaf. The annual use of these NOLs is limited by Section 382 of the Internal Revenue Code. If unused, the NOLs for PIC expire in fiscal 2012 and the NOLs for GreenLeaf expire in fiscal 2024. The Company also has state tax credits that expire between 2010 and 2020. A valuation allowance of $1 million has been recorded at May 31, 2009 for state tax credits that are expected to expire unused in the future. Realization of the remaining deferred tax assets is dependent upon generating sufficient taxable income prior to expiration of the remaining state tax credits and net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax asset, net of the valuation allowance provided, will be realized.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a discussion of the Company’s operations for the third quarter and first nine months of fiscal 2009 and 2008. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the results of operations and financial condition of Schnitzer Steel Industries, Inc. (the “Company”) and should be read in conjunction with the Company’s 2008 Form 10-K and the Unaudited Condensed Consolidated Financial Statements and the related notes thereto included elsewhere in this Form 10-Q.

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

The Company may make other forward-looking statements from time to time, including in press releases and public conference calls. All forward-looking statements made by the Company are based on information available to the Company at the time the statements are made, and the Company assumes no obligation to update any forward-looking statements, except as may be required by law. Actual results are subject to a number of risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in Item 1A. Risk Factors of Part I in the Company’s most recent Annual Report on Form 10-K and “Risk Factors” in Item 1A below. Other examples include volatile supply and demand conditions affecting prices and volumes in the markets for both the Company’s products and raw materials it purchases; world economic conditions; world political conditions; unsettled credit markets; the Company’s ability to match output with demand; changes in federal and state income tax laws; government regulations and environmental matters; the impact of pending or new laws and regulations regarding imports and exports into the United States and other foreign countries; foreign currency fluctuations; competition; seasonality, including weather; energy supplies; freight rates and availability of transportation; loss of key personnel; expectations regarding the Company’s compliance program; the inability to obtain sufficient quantities of scrap metal to support current orders; purchase price estimates made during acquisitions; business integration issues relating to acquisitions of businesses; creditworthiness of and availability of credit to suppliers and customers; new accounting pronouncements; availability of capital resources; business disruptions resulting from installation or replacement of major capital assets; and the adverse impact of climate changes.

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

The Company’s deep water port facilities on both the East and West coasts of the United States and access to port facilities in Rhode Island, Hawaii and Puerto Rico, allow it to meet the demand for recycled metal by steel manufacturers located in Europe, Asia, Central America and Africa. The Company’s processing facilities in the southeastern United States also provide access to the automobile and steel manufacturing industries in that region. Periodically fluctuating or volatile supply and demand conditions affect market prices for and volumes of recycled ferrous and nonferrous metal in global markets and for steel products in the Western United States and can have a significant impact on the results of operations for all three operating segments, as have freight rates and the availability of transportation.

Executive Overview of Quarterly Results

The Company generated consolidated revenues of $412 million for the third quarter of fiscal 2009, a decrease of $560 million, or 58%, from $972 million in the third quarter of fiscal 2008. Consolidated operating income (loss) for the third quarter of fiscal 2009 decreased $108 million, from $102 million of operating income for the third quarter of fiscal 2008 to a ($6) million operating loss for the third quarter of fiscal 2009. The decrease in operating income (loss) was primarily attributable to reduced demand and lower selling prices for scrap, recycled metal and finished steel products resulting from weaker global market conditions. Included in the operating loss was a $30 million reduction in selling, general and administrative expenses (“SG&A”) for the three months ended May 31, 2009 when compared to the same period in fiscal 2008. This decrease was primarily due to lower compensation-related expenses, including incentive compensation, and reduced expenses resulting from cost containment measures which reduced headcount and other non-compensation related costs. Also included in Operating income (loss) was a $2 million gain due to a settlement agreement to resolve disputes that had arisen from the Hugo Neu separation and termination agreement. Other income increased by $5 million when compared to the same period in fiscal 2008, primarily due to the settlement agreement discussed above, which is further described in “Results of Operations – Other Income” below. For the third quarter of fiscal 2009, the Company incurred a net loss of ($2) million, a decrease of $64 million compared to net income of $62 million in the prior year period. Diluted net loss per share for the quarter was ($0.05) compared to diluted net income per share of $2.14 for the third quarter of fiscal 2008.

For the third quarter of fiscal 2009, MRB revenues decreased by $493 million, or 61%, to $318 million compared to the same period in fiscal 2008. This included a $400 million, or 60%, decrease in ferrous revenues to $268 million and a $91 million, or 65%, decrease in nonferrous revenues to $49 million. The decrease in ferrous revenues was driven by a 52% decrease in the average net sales price and by a 19% decrease in sales volumes. Ferrous volumes in the third quarter of fiscal 2009 decreased by 251,000 tons compared to the same period in the prior year due to lower demand and reduced availability of raw materials arising from weaker global market conditions. When sales prices fall due to lower demand, MRB seeks to reduce its raw material purchase costs in order to maintain acceptable margins. However, in the third quarter of fiscal 2009, due to increased competition for raw materials and slightly improving demand, MRB was not able to reduce purchase costs enough to fully absorb the decrease in selling prices for shipped materials, which resulted in reduced operating income compared to the same period in the prior year. The decrease in nonferrous revenues was driven by a 52% decrease in the average net sales price and a 30% decrease in pounds sold due to lower demand and reduced availability of raw materials. Operating income for MRB was $6 million, or 1.9% of revenues, for the third quarter of fiscal 2009, compared to $94 million, or 11.5% of revenues, for the same period in fiscal 2008. The decrease in operating income of $88 million, or 94%, reflected the impact of the lower sales volumes and selling prices, which fell more than the purchase costs of raw materials. Also included in operating income were SG&A expenses that decreased by $11 million, or 37%, compared to the same period in the prior year due to lower compensation-related expenses, including incentive compensation, and reduced expenses resulting from cost containment measures which reduced headcount and other non-compensation related costs.

SCHNITZER STEEL INDUSTRIES, INC.

For the third quarter of fiscal 2009, APB revenues decreased by $35 million, or 35%, to $66 million compared to the same period in fiscal 2008. The decrease over the prior year period was driven by a $20 million, or 67%, decrease in scrap vehicle revenue due to lower sales volumes and prices, a $13 million, or 63%, decrease in core revenue due to lower sales volumes and prices, and a $3 million, or 6%, decrease in parts revenue. Operating income for APB was $3 million, or 4.5% of revenues, for the third quarter of fiscal 2009 compared to $17 million, or 16.6% of revenues, for the same period in fiscal 2008. The decrease in operating income of $14 million, or 82%, reflected the impact of lower sales volumes and prices as a result of lower demand due to weaker economic and market conditions. Included in the operating loss were SG&A expenses that decreased by $4 million, or 25%, compared to the same period in the prior year due to lower compensation-related expenses, including incentive compensation, and reduced expenses resulting from cost containment measures which reduced headcount and other non-compensation related costs.

For the third quarter of fiscal 2009, SMB revenues decreased by $121 million, or 72%, to $47 million compared to the same period in fiscal 2008. The decrease over the prior year period reflected lower demand due to weaker economic and market conditions, which caused a reduction in finished steel sales volumes and a decrease in average net selling prices for finished steel products. Sales volumes decreased 133,000 tons, or 61%, to 85,000 tons for the third quarter of fiscal 2009 compared to the same period in the prior year, primarily due to significantly reduced demand as a result of weaker economic and steel market conditions. The average net selling price per ton decreased $220, or 30%, to $524 for the third quarter of fiscal 2009 compared to the same period last year. Operating loss for SMB was ($5) million for the third quarter of fiscal 2009, compared to operating income of $23 million for the same period in fiscal 2008. The $28 million decrease in operating income was primarily due to reduced demand for finished steel products resulting from weaker economic and market conditions which led to lower sales volumes and selling prices and reflected lower production volumes that resulted in $3 million of production costs that could not be capitalized in inventory. In addition, included in the operating loss were SG&A expenses that decreased by $1 million, or 36%, compared to the same period in the prior year due to lower compensation-related expenses, including incentive compensation, and reduced expenses resulting from cost containment measures which reduced headcount and other non-compensation related costs.

The Company recorded an income tax benefit for fiscal 2009 since there was a loss before income taxes and minority interests for the nine months ended May 31, 2009. The effective tax rates for the three and nine months ended May 31, 2009 were an expense (benefit) of 13.2% and (39.7)%, respectively. The near breakeven results for the three months ended May 31, 2009 combined with a reduced projection of Puerto Rico tax benefits accounted for the tax provision for the quarter.

Net cash provided by operating activities for the nine months ended May 31, 2009, was $241 million, an increase of $220 million, compared to net cash provided by operating activities of $21 million for the same period in fiscal 2008, primarily due to decreases in accounts receivable and inventory, partially offset by decreases in accounts payable and other accrued liabilities. As of May 31, 2009, debt, net of cash, was approximately $77 million, compared to $169 million at August 31, 2008 (refer to Non-GAAP Financial Measures below).

Business Combinations

During the nine months ended May 31, 2009, the Company completed the acquisition of four entities and an additional 25% equity interest in an entity over which the Company maintains operating control, for a total consideration of $96 million. These acquisitions are as follows:

•	In December 2008, the Company completed the acquisition of a metals recycler in Washington to provide an additional source of scrap metal to the Company’s Tacoma, Washington export facility.

•

In February 2009, the Company completed the acquisition of the leading metals recycler in Puerto Rico. This acquisition expanded the Company’s presence into a new region, increased the Company’s processing capability and provided new sources of scrap metal and access to international export facilities.

SCHNITZER STEEL INDUSTRIES, INC.

•

In February 2009, the Company acquired an additional 16.66% equity interest in an auto parts business located in California, and in April 2009 acquired the remaining 8.34% minority equity interest in this business, thus increasing the Company’s equity ownership in this business to 100%. The acquired equity was previously consolidated into the Company’s financial statements because the Company maintained operating control over the entity.

•	In February 2009, the Company completed the acquisition of a self-service used auto parts business with two locations in California. This acquisition provided additional sources of used auto parts.

•	In March 2009, the Company completed the acquisition of a metals recycler in Nevada, to provide an additional source of scrap metal for the Company’s Oakland, California export facility.

Results of Operations

	For the Three Months Ended				For the Nine Months Ended
($ in thousands)	5/31/2009	5/31/2008	% Change		5/31/2009	5/31/2008	% Change
Revenues:
Metals Recycling Business	$317,524	$810,420	(60.8%	)	$1,055,539	$1,888,449	(44.1%	)
Auto Parts Business	65,851	100,641	(34.6%	)	191,432	250,137	(23.5%	)
Steel Manufacturing Business	46,822	167,668	(72.1%	)	197,378	420,856	(53.1%	)
Intercompany revenue eliminations	(18,367)	(106,588)	(82.8%	)	(100,352)	(231,931)	(56.7%	)

Total revenues	411,830	972,141	(57.6%	)	1,343,997	2,327,511	(42.3%	)

Cost of goods sold:
Metals Recycling Business	293,705	691,161	(57.5%	)	1,010,827	1,650,130	(38.7%	)
Auto Parts Business	49,224	65,795	(25.2%	)	159,324	171,171	(6.9%	)
Steel Manufacturing Business	50,442	142,816	(64.7%	)	235,460	364,574	(35.4%	)
Intercompany cost of goods sold eliminations	(19,323)	(101,241)	(80.9%	)	(114,086)	(225,415)	(49.4%	)

Total cost of goods sold	374,048	798,531	(53.2%	)	1,291,525	1,960,460	(34.1%	)

Selling, general and administrative expense:
Metals Recycling Business	17,703	28,246	(37.3%	)	60,405	69,106	(12.6%	)
Auto Parts Business	13,646	18,126	(24.7%	)	43,518	48,649	(10.5%	)
Steel Manufacturing Business	1,341	2,085	(35.7%	)	4,560	6,006	(24.1%	)
Corporate	10,846	25,365	(57.2%	)	26,098	46,871	(44.3%	)

Total SG&A expense	43,536	73,822	(41.0%	)	134,581	170,632	(21.1%	)

Environmental matters:
Metals Recycling Business	—	350	NM		(6,080)	350	NM
Auto Parts Business	—	—	NA		—	(157)	NM

Total environmental matters	—	350			(6,080)	193

(Income) loss from joint ventures
Metals Recycling Business	82	(2,853)	NM		(1,659)	(6,230)	(73.4%	)
Intercompany profit eliminations	34	—	NA		(537)	—	NM

Total joint venture (income) loss	116	(2,853)			(2,196)	(6,230)

Operating income (loss):
Metals Recycling Business	6,034	93,516	(93.5%	)	(7,954)	175,093	NM
Auto Parts Business	2,981	16,720	(82.2%	)	(11,410)	30,474	NM
Steel Manufacturing Business	(4,961)	22,767	NM		(42,642)	50,276	NM

Total segment operating income (loss)	4,054	133,003	(97.0%	)	(62,006)	255,843	NM
Corporate expense	(10,593)	(25,365)	(58.2%	)	(25,845)	(46,871)	(44.9%	)
Change in intercompany profit (loss) elimination	669	(5,347)	NM		14,018	(6,516)	NM

Total operating income (loss)	$(5,870)	$102,291	NM		$(73,833)	$202,456	NM

NM = Not Meaningful

NA = Not Applicable

SCHNITZER STEEL INDUSTRIES, INC.

Revenues

Consolidated revenues for the third quarter of fiscal 2009 decreased $560 million, or 58%, to $412 million and decreased $984 million, or 42%, to $1.3 billion for the first nine months of fiscal 2009 compared to the same periods in fiscal 2008. Revenues in the third quarter and first nine months of fiscal 2009 decreased for all business segments, primarily due to reduced demand for scrap, recycled metal and finished steel products resulting from weaker market conditions throughout the period, combined with the impact of renegotiations, deferrals and cancellations of customer contracts that occurred in the first quarter of fiscal 2009 on sales volumes. This reduced demand resulted in lower scrap, recycled metal and finished steel sales volumes and lower average selling prices.

Operating Income (Loss)

Consolidated operating income decreased $108 million to an operating loss of ($6) million for the third quarter of fiscal 2009 and decreased $276 million to an operating loss of ($74) million for the first nine months of fiscal 2009 compared to the same periods in fiscal 2008. As a percentage of revenues, operating income (loss) decreased by 11.9 percentage points for the third quarter of fiscal 2009 and decreased by 14.2 percentage points for the first nine months of fiscal 2009 compared to the same periods in fiscal 2008. Weaker year-over-year demand and the impact of declines in anticipated future selling prices, which outpaced the declines in inventory costs, resulted in non-cash NRV inventory write-downs during the first nine months of fiscal 2009 of $52 million (comprised of $29 million at MRB, $32 million at SMB and ($9) million that was eliminated in consolidation). In addition, lower production volumes resulted in the recognition of $3 million and $19 million in charges for production costs that could not be capitalized in inventory during the third quarter and first nine months of fiscal 2009, respectively (comprised of $3 million at SMB for the third quarter and $15 million at SMB and $4 million at MRB for the first nine months of fiscal 2009).

These decreases in operating income were partially offset by a $3 million release of environmental reserves and a $4 million gain recognized in the first nine months of fiscal 2009, primarily related to resolution of the Hylebos Waterway litigation. Additionally, decreases in cost of goods sold and SG&A expenses were due to the Company’s implementation of cost containment measures that included a decrease in headcount of 14% and other non-labor cost reductions for the first nine months of fiscal 2009. SG&A expenses decreased by $30 million and $36 million for the three and nine months ended May 31, 2009 compared to the same periods in fiscal 2008 due to decreased compensation-related expenses of $25 million and $36 million, respectively, reduced expenses resulting from cost containment measures that reduced headcount and other non-compensation related costs including professional services expense of $2 million and $3 million for the three months and nine months ended May 31, 2009, respectively, compared to the same periods in the prior year. The reduction in compensation-related expenses was primarily due to a decrease in annual incentive and share-based compensation expense resulting from operating losses incurred by the Company and a $5 million benefit arising from nondeductible executive incentive compensation that was awarded and included as nondeductible officers’ compensation for fiscal 2008 but was voluntarily and irrevocably declined in November 2008. The decline in professional services expense was primarily the result of reduced consulting fees in the three and nine months ended May 31, 2009, compared to the same periods in the prior year. These year to date reductions were partially offset by a $6 million increase in bad debt expense for the nine months ended May 31, 2009, compared to the same period in the prior year, resulting from bankruptcies and adverse financial conditions experienced by certain of the Company’s customers affecting their ability to pay timely. In the third quarter of fiscal 2009, the Company continued to implement additional cost containment measures, such as further reductions in employee headcount and the suspension of employer contributions to its defined contribution plans that was effective in March 2009. Also included in Operating income (loss) was a $2 million gain related to a settlement agreement to resolve disputes that had arisen from the separation and termination agreement relating to the dissolution of the Company’s joint venture with Hugo Neu in September 2005.

SCHNITZER STEEL INDUSTRIES, INC.

Interest Expense

Interest expense decreased by $1 million, or 63%, to $1 million for the third quarter of fiscal 2009 and $4 million, or 58%, to $3 million for the first nine months of fiscal 2009, compared to the same periods in the prior year as a result of lower average interest rates and the Company carrying significantly lower average debt balances during the period. For more information about the Company’s outstanding debt balances, see Note 8 – Long-Term Debt in the Notes to the Condensed Consolidated Financial Statements.

Other Income

Other income increased by $5 million for the three and nine months ended May 31, 2009, primarily due to the Hugo Neu settlement agreement described in Operating income (loss) above.

Income Tax Expense (Benefit)

The Company recorded an income tax benefit for fiscal 2009 since there was a loss before income taxes and minority interests for the nine months ended May 31, 2009. The effective tax rates for the three and nine months ended May 31, 2009 were an expense (benefit) of 13.2% and (39.7)%, respectively, compared to 38.1% and 36.9% for the same periods in fiscal 2008. The effective tax rates for fiscal 2009 reflect the tax benefits arising from the reversal of $5 million of voluntarily forfeited executive incentive compensation that was treated as nondeductible in fiscal 2008 but voluntarily and irrevocably declined in fiscal 2009 and from the Company’s accounting for undistributed foreign earnings. The undistributed foreign earnings from the Puerto Rico metals recycling operation acquired in February 2009 are presumed to be permanently reinvested in Puerto Rico and therefore taxed at less than the statutory U.S. Federal tax rate. The near breakeven results for the three months ended May 31, 2009 combined with a reduced projection of Puerto Rico tax benefits accounted for the tax provision for the quarter.

Financial results by segment

The Company operates its business across three reportable segments: MRB, APB and SMB. Additional financial information relating to these business segments is contained in Item 1 – Financial Statements (unaudited) – Notes to Condensed Consolidated Financial Statements, Note 13 - Segment Information.

SCHNITZER STEEL INDUSTRIES, INC.

Metals Recycling Business

	For the Three Months Ended				For the Nine Months Ended
(in thousands, except for prices)	5/31/2009	5/31/2008	% change		5/31/2009	5/31/2008	% change
Ferrous revenues	$267,548	$667,897	(60%	)	$878,061	$1,553,266	(43%	)
Nonferrous revenues	48,541	140,033	(65%	)	172,056	325,797	(47%	)
Other	1,435	2,490	(42%	)	5,422	9,386	(42%	)

Total segment revenues	317,524	810,420	(61%	)	1,055,539	1,888,449	(44%	)

Cost of goods sold	293,705	691,161	(58%	)	1,010,827	1,650,130	(39%	)
Selling, general and administrative expense	17,703	28,246	(37%	)	60,405	69,106	(13%	)
Environmental matters	—	350	NM		(6,080)	350	NM
(Income) loss from joint ventures	82	(2,853)	NM		(1,659)	(6,230)	(73%	)

Segment operating income (loss)	$6,034	$93,516	(94%	)	$(7,954)	$175,093	NM

Average ferrous recycled metal sales prices ($/LT) (1)
Domestic	$186	$464	(60%	)	$285	$355	(20%	)
Export	$228	$459	(50%	)	$267	$359	(26%	)
Average	$223	$460	(52%	)	$271	$357	(24%	)

Ferrous sales volume (LT, in thousands)
Steel Manufacturing Business	55	187	(71%	)	230	537	(57%	)
Other domestic	87	227	(62%	)	316	616	(49%	)

Total domestic	142	414	(66%	)	546	1,153	(53%	)
Export	895	874	2%		2,353	2,547	(8%	)

Total ferrous sales volume (LT, in thousands)	1,037	1,288	(19%	)	2,899	3,700	(22%	)

Average nonferrous sales price ($/pound) (1)	$0.51	$1.07	(52%	)	$0.60	$1.02	(41%	)
Nonferrous sales volumes (pounds, in thousands)	90,226	128,858	(30%	)	274,407	313,945	(13%	)

Outbound freight included in cost of sales (in thousands)	$38,954	$77,189	(50%	)	$100,338	$224,764	(55%	)

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

LT = Long Ton, which is 2,240 pounds

NM = Not Meaningful

NA = Not Applicable

Revenues

MRB revenues decreased $493 million, or 61%, to $318 million during the quarter ended May 31, 2009, and decreased $833 million, or 44%, to $1.1 billion during the nine months ended May 31, 2009, compared to the same periods in the prior year. This decrease was primarily attributable to lower average net sales prices and lower sales volumes, caused by lower demand and reduced availability of raw materials due to weaker global market conditions combined with the impact on sales volumes of a number of renegotiations, deferrals and cancellations of customer contracts that occurred in the first quarter of fiscal 2009.

Ferrous revenues decreased $400 million, or 60%, to $268 million during the quarter ended May 31, 2009 and decreased $675 million, or 43%, to $878 million during the first nine months of fiscal 2009, compared to the same periods in fiscal 2008. The decrease in ferrous revenues was driven by reductions in ferrous sales volumes and by lower average net selling prices, which declined in the three months ended May 31, 2009 and the first nine months of fiscal 2009 compared to the same periods in fiscal 2008.

Due to the weaker global market conditions, ferrous sales volumes decreased 251,000 tons, or 19%, to 1,037,000 tons in the third quarter of fiscal 2009 and decreased 801,000 tons, or 22%, to 2,899,000 tons for the first nine months of fiscal 2009, compared to the same periods in fiscal 2008. Reflecting stronger overseas demand relative to the US domestic market, ferrous export sales volumes in the third quarter of fiscal 2009 remained relatively consistent over the prior year and decreased 194,000 tons, or 8%, to 2,353,000 tons for the first nine months of fiscal 2009, compared to the same periods in fiscal 2008, including a reduction in trading volumes. The year to date decrease was due to a combination of the lower demand and reduced availability of raw materials. Ferrous domestic sales volumes decreased 272,000 tons, or 66%, to 142,000 tons in the third quarter of fiscal 2009 and decreased 607,000 tons, or 53%, to 546,000 tons for the first nine months of fiscal 2009 compared to the same periods in the prior year, as a result of lower demand and reduced availability of raw materials. The Company experienced declining prices during the third quarter of fiscal 2009 as the average net ferrous sales price decreased $237 per long ton, or 52%, and $86 per long ton, or 24%, respectively, for the three and nine months ended May 31, 2009, compared to the same periods in the prior year.

SCHNITZER STEEL INDUSTRIES, INC.

Nonferrous revenues decreased $91 million, or 65%, to $49 million in the third quarter of fiscal 2009 and $154 million, or 47%, to $172 million during the first nine months of fiscal 2009, compared to the same periods in the prior year. The decrease in nonferrous revenues was primarily driven by a decrease in the average nonferrous net sales price and sales volumes. The average net sales price decreased $0.56, or 52%, to $0.51 per pound during the third quarter of fiscal 2009 and $0.42, or 41%, to $0.60 per pound during the first nine months of fiscal 2009, compared to the same periods in the prior year, primarily due to weaker demand. In addition, due to a combination of lower demand and reduced availability, nonferrous pounds shipped decreased 39 million pounds, or 30%, to 90 million pounds for the quarter ended May 31, 2009 and 40 million pounds, or 13%, to 274 million pounds, compared to the same periods last year.

Segment Operating Income (Loss)

For the three and nine months ended May 31, 2009, operating income (loss) for MRB was $6 million and ($8) million, compared to operating income of $94 million and $175 million, respectively, in the same periods in fiscal 2008. As a percentage of revenues, operating income (loss) decreased by 9.6 percentage points for the third quarter of fiscal 2009 and decreased by 10.0 percentage points for the first nine months of fiscal 2009 compared to the same periods in fiscal 2008. The decrease in operating income reflected the impact of lower demand for scrap and recycled metal and reduced availability of raw materials arising from weaker global market conditions, a lower differential between selling prices and purchase costs and a number of renegotiations, deferrals and cancellations of customer contracts that occurred in the first quarter of fiscal 2009, which led to a reduction in sales volumes and average net sales prices. Lower demand and the impact of declines in anticipated future selling prices, which outpaced the decline in inventory costs, resulted in MRB recording a non-cash NRV inventory write-down of $29 million in the first quarter of fiscal 2009. This decrease in operating income also reflected lower production volumes that resulted in production costs that could not be capitalized into inventory that were less than $1 million and $4 million during the three and nine months ended May 31, 2009, respectively.

Included in the operating income (loss) was a $3 million release of environmental reserves and a $4 million gain recognized in the first quarter of fiscal 2009, primarily related to the resolution of the Hylebos Waterway litigation. Additionally, SG&A expense for the three and nine months ended May 31, 2009, decreased by $11 million and $9 million, respectively, compared to the same periods in the prior year, primarily due to lower incentive compensation expense and cost containment measures, including reduced headcount, that contributed to a reduction in overall compensation-related expenses of $8 million and $9 million for the three and nine months ended May 31, 2009, respectively, compared to the same period in the prior year. The decrease in SG&A expense was partially offset by increased bad debt expense of $6 million for the nine months ended May 31, 2009, resulting from bankruptcies and adverse financial conditions experienced by certain of the Company’s customers affecting their ability to pay timely. Also included in Operating income (loss) was a $2 million gain due to a settlement agreement to resolve disputes that had arisen from the Hugo Neu separation and termination agreement.

Outlook

MRB believes that the long-term fundamentals for recycled metal remain positive; however, given current trends in the market for ferrous and nonferrous metal and actual results for the first nine months of the fiscal year, MRB expects that fiscal 2009 average net sales prices will be 35% to 45% lower than those seen in fiscal 2008. Sales volumes for ferrous and nonferrous metal are expected to be approximately 20% lower than in fiscal 2008, with the actual amounts being highly dependent upon the timing of shipments.

SCHNITZER STEEL INDUSTRIES, INC.

Auto Parts Business

	For the Three Months Ended				For the Nine Months Ended
($ in thousands)	5/31/2009	5/31/2008	% change		5/31/2009	5/31/2008	% change
Revenues	$65,851	$100,641	(35%	)	$191,432	$250,137	(23%	)
Cost of goods sold	49,224	65,795	(25%	)	159,324	171,171	(7%	)
Selling, general and administrative expense	13,646	18,126	(25%	)	43,518	48,649	(11%	)
Environmental matters	—	—	NA		—	(157)	NM

Segment operating income (loss)	$2,981	$16,720	(82%	)	$(11,410)	$30,474	NM

NM = Not Meaningful

NA = Not Applicable

Revenues

APB revenues decreased $35 million, or 35%, to $66 million during the quarter ended May 31, 2009, and decreased $59 million, or 23%, to $191 million during the nine months ended May 31, 2009, compared to the same periods in the prior year, driven by reduced sales volumes and lower average selling prices for scrapped vehicles and cores resulting from the impact the economic downturn has had on the number of collision repairs and commodity prices.

Segment Operating Income (Loss)

For the three and nine months ended May 31, 2009, operating income (loss) for APB was $3 million and ($11) million compared to operating income of $17 million and $30 million, respectively, for the same periods in fiscal 2008. As a percentage of revenues, operating income (loss) decreased by 12.1 percentage points for the third quarter of fiscal 2009 and decreased by 18.1 percentage points for the first nine months of fiscal 2009 compared to the same periods in fiscal 2008. The decrease in operating income for the first nine months of fiscal 2009 reflects the impact of lower sales volumes and prices for scrapped vehicles and cores, and the impact of inventory costs not falling as rapidly as selling prices. Included in the operating income (loss) were reductions in SG&A expense of $4 million and $5 million for the three and nine months ended May 31, 2009, respectively, due to lower compensation-related expenses, including incentive compensation, and reduced expenses resulting from cost containment measures which reduced headcount and other non-compensation related costs compared to the same periods in the prior year.

Outlook

As a result of declines in the markets for ferrous and nonferrous metal and the impact that this has had on the sales of cores and scrap, and considering actual results for the first nine months of the fiscal year, APB expects that its revenues for fiscal 2009 will be 20% to 30% lower than in fiscal 2008.

SCHNITZER STEEL INDUSTRIES, INC.

Steel Manufacturing Business

	For the Three Months Ended				For the Nine Months Ended
($ in thousands, except price)	5/31/2009	5/31/2008	% change		5/31/2009	5/31/2008	% change
Revenues	$46,822	$167,668	(72%	)	$197,378	$420,856	(53%	)
Cost of goods sold	50,442	142,816	(65%	)	235,460	364,574	(35%	)
Selling, general and administrative expense	1,341	2,085	(36%	)	4,560	6,006	(24%	)

Segment operating income (loss)	$(4,961)	$22,767	NM		$(42,642)	$50,276	NM

Finished goods average sales price ($/ton) (1)	$524	$744	(30%	)	$664	$658	1%
Finished steel products sold (tons, in thousands)	85	218	(61%	)	266	594	(55%	)

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

NM = Not Meaningful

Revenues

SMB revenues decreased $121 million, or 72% to $47 million during the quarter ended May 31, 2009, and decreased $223 million, or 53% to $197 million during the nine months ended May 31, 2009, compared to the same periods in the prior year, as a result of reduced sales volumes for finished steel products. Finished goods sales volumes decreased by 133,000 tons, or 61%, to 85,000 tons and 328,000 tons, or 55%, to 266,000 tons for the three and nine months ended May 31, 2009, respectively, compared to the same period last year, primarily due to reduced demand resulting from the weakened market conditions. Average finished goods selling prices for the three months ended May 31, 2009 decreased $220 per ton, or 30%, to $524 per ton compared to the same period last year as a result of the reduced demand. Although the Company experienced declining prices in the third quarter, there was an increase in the average selling prices of $6 per ton, or 1%, to $664 per ton for the first nine months of fiscal 2009 compared to the same period last year because sales in the first quarter of fiscal 2009 still benefitted from the price increases that occurred in fiscal 2008.

Segment Operating Income (Loss)

For the three and nine months ended May 31, 2009, operating loss for SMB was ($5) million and ($43) million compared to operating income of $23 million and $50 million, respectively, for the same periods in fiscal 2008. As a percentage of revenues, operating income (loss) decreased by 24.2 percentage points for the third quarter of fiscal 2009 and decreased by 33.6 percentage points for the first nine months of fiscal 2009 compared to the same periods in fiscal 2008. The decrease in operating income reflects the impact of lower sales volumes caused by weaker market conditions, a decline in inventory costs which lagged the reduction in selling prices and lower anticipated future selling prices that resulted in SMB recording a non-cash NRV inventory write-down of $32 million for the nine months ended May 31, 2009. In addition, the decrease in operating income reflected lower production volumes that resulted in $3 million and $15 million of production costs that could not be capitalized in inventory for the three and nine months ended May 31, 2009, respectively.

Included in the operating loss was a reduction in SG&A expense of $1 million for the three and nine months ended May 31, 2009, respectively, compared to the same periods in fiscal 2008, due to lower compensation-related expenses, including incentive compensation, and reduced expenses resulting from cost containment measures which reduced headcount and other non-compensation related costs.

Outlook

Weaker U.S. market conditions in fiscal 2009 have resulted in significantly reduced demand for finished steel products compared to fiscal 2008. Based on current trends in the market for finished steel products and actual results for the first nine months of the fiscal year, SMB believes average net sales prices for fiscal 2009 will be 15% to 20% lower than those seen in fiscal 2008. In addition, sales volumes for finished goods for the full year are expected to be 50% to 60% lower than in fiscal 2008.

SCHNITZER STEEL INDUSTRIES, INC.

Liquidity and Capital Resources

The Company relies on cash provided by operating activities as a primary source of liquidity, supplemented by current cash resources and existing credit facilities.

Sources and Uses of Cash

The Company had cash balances of $49 million and $15 million, at May 31, 2009 and August 31, 2008, respectively. Cash balances are intended to be used for working capital and capital expenditures. The Company uses excess cash on hand to reduce amounts outstanding on credit facilities. As of May 31, 2009, debt, net of cash, was $77 million compared to $169 million at August 31, 2008 (refer to Non-GAAP Financial Measures below).

Net cash provided by operating activities for the nine months ended May 31, 2009, was $241 million, an increase of $220 million. Sources of cash included a decrease in accounts receivable of $225 million resulting from cash collections of receivables and a reduction in sales revenues and a $172 million decrease in inventory due to lower purchase costs and lower volumes of material purchased. These sources of cash were partially offset by uses of cash that included a $78 million decrease in accounts payable due to the reduction in price and volumes of material purchases, a $48 million decrease in other accrued liabilities mainly due to a $40 million decrease in accrued payroll related to the payment of fiscal 2008 incentive compensation awards in the first nine months of fiscal 2009 and a $42 million decrease in accrued income taxes due to tax payments made in the first nine months of fiscal 2009 that were related to fiscal 2008.

Net cash used in investing activities for the nine month period ended May 31, 2009 was $143 million. Net cash used in investing activities for the first nine months of fiscal 2009 included $93 million in completed acquisitions and $51 million in capital expenditures to upgrade the Company’s equipment and infrastructure.

Net cash used in financing activities for the nine months ended May 31, 2009 was $65 million, primarily due to $62 million in net repayments of debt.

Credit Facilities

The Company’s short-term borrowings consist primarily of a one year, unsecured, uncommitted credit line with Wells Fargo Bank, N.A. The term of this credit facility was recently extended to March 1, 2010. Interest rates on outstanding indebtedness under the unsecured line of credit are set by the bank at the time of borrowing. As of May 31, 2009 and August 31, 2008 the Company had no borrowings and $25 million, respectively, outstanding under this agreement.

The Company maintains a $450 million revolving credit facility, maturing in July 2012, pursuant to an unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto. Interest rates on outstanding indebtedness under the amended agreement are based, at the Company’s option, on either the London Interbank Offered Rate (“LIBOR”) plus a spread of between 0.50% and 1.00%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.10% and 0.25% based on a pricing grid tied to the Company’s leverage ratio. As of May 31, 2009 and August 31, 2008, the Company had borrowings outstanding under the credit facility of $114 million and $150 million, respectively.

The two bank credit agreements contain various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of May 31, 2009, the Company was in compliance with all such covenants.

In addition, as of May 31, 2009 and August 31, 2008, the Company had $8 million of long-term indebtedness in the form of bonds maturing in January 2021.

SCHNITZER STEEL INDUSTRIES, INC.

Acquisitions

Acquisitions during the first nine months of fiscal 2009 were $96 million, which includes amounts payable of $3 million, compared to $35 million for the same period last year. During the first nine months of fiscal 2009, the Company continued to expand its presence in regions in which it operates and in new locations through the acquisition of value-creating businesses.

Capital Expenditures

Capital expenditures during the first nine months of fiscal 2009 were $51 million, compared to $57 million for the same period last year. During the first nine months of fiscal 2009, the Company continued its investment in infrastructure improvement projects, including general improvements at a number of its metals recycling facilities, enhancements to the Company’s information technology infrastructure, investments in technology to improve the recovery of nonferrous materials from the shredding process and investments to further improve efficiency and increase capacity, increase worker safety and enhance environmental systems. The Company plans to invest $10 million to $15 million in capital improvement projects for the remainder of the fiscal year.

Share Repurchase Program

Pursuant to a share repurchase program as amended in 2001 and in October 2006, the Company was authorized to repurchase up to 6.0 million shares of its Class A common stock when management deems such repurchases to be appropriate. Prior to fiscal 2009, the Company had repurchased approximately 4.5 million shares under the program. In November 2008, the Company’s Board of Directors approved an increase in the shares authorized for repurchase by 3.0 million, to 9.0 million. No share repurchases were made during the nine months ended May 31, 2009. As a result, at May 31, 2009 there were approximately 4.5 million shares available for repurchase under existing authorizations.

Future Liquidity and Commitments

The Company makes contributions to a defined benefit pension plan, several defined contribution pension plans and several multiemployer pension plans. Contributions vary depending on the plan and are based on plan provisions, actuarial valuations and negotiated labor agreements. Recently, most defined benefit plans have experienced deterioration in their funded status due to the general decline in investment values. The Company expects to make contributions to its various defined benefit, defined contribution and multiemployer plans of approximately $2 million for the remainder of fiscal 2009. However, as a result of the deterioration in the funded status of the defined benefit pension plans the Company may elect to make additional contributions in fiscal 2009. See Note 12 – Employee Benefits in the Notes to the Condensed Consolidated Financial Statements.

Accrued environmental liabilities as of May 31, 2009 were $43 million. The Company expects to pay $3 million over the next 12 months related to previously accrued remediation projects. These future cash outlays are anticipated to be within the amounts established as environmental liabilities.

The Company believes its current cash resources, internally generated funds, existing credit facilities and access to the capital markets will provide adequate financing for capital expenditures, acquisitions, working capital, stock repurchases, debt service requirements, post-retirement obligations and future environmental obligations for the next 12 months. However, continued weak general market conditions may result in the Company further utilizing its available credit lines and curtailing capital and operating expenditures, delaying or restricting acquisitions and share repurchases and reassessing working capital requirements. Should the Company determine, at any time, that it requires additional sources of short-term liquidity, the Company will evaluate available alternatives and take appropriate steps to obtain sufficient additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained, or if obtained, would be adequate or on terms acceptable to the Company. However, the Company believes that its balance sheet at May 31, 2009 and the level of its existing credit facilities should provide additional sources of liquidity if required.

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

Contractual Obligations

Long-term debt as reported in the contractual obligations table in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008 has decreased $36 million to $122 million as of May 31, 2009 due to reduced net borrowings under the Company’s credit agreements as described above under “Liquidity and Capital Resources.”

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

Although the annual impairment testing performed in the second quarter of fiscal 2009 revealed that the fair value of the reporting units exceeded their carrying value indicating no impairment, the market capitalization of the Company (based on the average trading price of the Company’s stock for the 15 day period immediately preceding the quarter ended February 28, 2009) was determined to be below the carrying value of the Company. It is not uncommon, especially in a volatile market, that the observed market prices of individual trades of a company’s shares (and consequently the market capitalization calculated) may not be representative of the fair value of the company as a whole. However, it is common in most industries that an acquiring entity is generally willing to pay more for equity securities that will give the acquiring entity a controlling interest as opposed to what an investor that would pay for equity securities that represent less than a controlling interest, and thus additional value appears to result from an acquiring entity’s ability to take advantage of the many benefits that arise from control over another entity. As part of the overall assessment of the recoverability of goodwill, the Company’s fair value was determined to be higher than its market capitalization when a reasonable control premium was taken into account. The control premium used by the Company was considered to be within the range of control premiums paid in recent acquisitions within the steel and scrap recycling sectors and recent acquisitions in other sectors since major declines in share prices arose from the current economic cycle.

SCHNITZER STEEL INDUSTRIES, INC.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141, and issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of ARB No. 51. These two new standards will change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in the consolidated financial statements, respectively. SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. These two standards will be effective for the Company for the fiscal year beginning September 1, 2009. SFAS 141(R) will be applied prospectively to all business combinations completed in fiscal 2010 and beyond. The Company will retrospectively apply the applicable classification and presentation provisions of SFAS 160. All other requirements of SFAS 160 shall be applied prospectively. Early adoption is prohibited for both standards.

In February 2008, the FASB issued FASB Staff Position No. (“FSP”) 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for non-recurring non-financial assets and liabilities, until the fiscal year beginning September 1, 2009. The Company’s significant non-financial assets and liabilities that could be impacted by this deferral include assets and liabilities initially measured at fair value in a business combination and goodwill tested annually for impairment. The Company is currently evaluating the requirements of SFAS 157 as it relates to FSP 157-2 for non-recurring non-financial assets and liabilities and has not yet determined the impact, if any, on the Company’s consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This standard will be effective for the Company for the fiscal year beginning September 1, 2009. Early adoption is prohibited. FSP 142-3 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which provides guidance on an employer’s disclosures about the plan assets of a defined benefit pension or postretirement plan and will require additional disclosure regarding investment policies and strategies, fair value of each major asset category based on risks of the assets, inputs and valuations techniques used to estimate fair value, fair value measurement hierarchy levels under SFAS 157 for each asset category, and significant concentration of risk information. This standard will be effective for the Company for the fiscal period ending August 31, 2010. FSP 132(R)-1 will enhance and provide more visibility over the Company’s footnote disclosures surrounding the plan assets of the Company’s defined benefit pension plan.

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly.” FSP 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. FSP 157-4 is required to be applied prospectively with retrospective application prohibited. This standard is effective for the Company for the fiscal period ending August 31, 2009 and is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued. This standard will be effective for the Company for the fiscal period ending August 31, 2009. The adoption of SFAS 165 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Management believes that this non-GAAP financial measure allows for a better understanding of the Company’s operating and financial performance. This non-GAAP financial measure should be considered in addition to, but not as a substitute for, the most directly comparable U.S. GAAP measure. The following is a reconciliation of debt, net of cash (in thousands):

	May 31, 2009	August 31, 2008
Short-term borrowings and capital lease obligations, current	$1,370	$25,490
Long-term debt and capital lease obligations, net of current maturities	124,624	158,933

Total debt	125,994	184,423
Less: cash and cash equivalents	48,721	15,039

Total debt, net of cash	$77,273	$169,384

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

The Company is exposed to commodity price risk, mainly associated with variations in the market price for finished steel products, ferrous and nonferrous metal, including scrap, autobodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. The Company responds to changes in recycled metal selling prices by adjusting purchase prices on a timely basis and by turning rather than holding inventory in expectation of higher prices. The Company actively manages its exposure to commodity price risk and monitors the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on spot market prices, and generally orders are placed 30 to 90 days ahead of shipment date. However, financial results may be negatively impacted where selling prices fall more quickly than adjustments to purchase prices or average inventory costs can be made, when customers fail to meet their contractual obligations or when levels of inventory have an anticipated net realizable value that is below average cost. If SMB’s estimate of finished steel product selling prices per ton decreased by 10%, there would have been a non-cash NRV write-down of $5 million within the SMB segment.

Credit Risk

As of May 31, 2009, 38% of the Company’s trade accounts receivable balance was covered by letters of credit, compared to 49% as of August 31, 2008. Of the remaining balance as of May 31, 2009, 82% was less than 60 days past due, compared to 99% as of August 31, 2008.

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

See Note 6 – Environmental Liabilities and Other Contingencies in the Notes to the Condensed Consolidated Financial Statements, incorporated by reference herein.

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

The Company performs an analysis of its goodwill balances to test for impairment on an annual basis and if events occur or circumstances change that would reduce the fair value of the reporting unit below the reporting unit’s carrying amount. As discussed in “Critical Accounting Policies and Estimates – Goodwill” in Item 2 above, in determining fair value, management uses an income approach based on the present value of expected future cash flows utilizing a risk adjusted discount rate. Given that market prices of the Company’s reporting units are not readily available, management makes various estimates and assumptions in determining the estimated fair values of the reporting units, including forecasts of future sales and operating costs, prices, capital expenditures, working capital requirements, discount rates, growth rates and general market conditions. Fair value determinations require considerable judgment and are sensitive to inherent uncertainties and changes in the factors described above. For the quarter ended May 31, 2009, there were no triggering events that indicated that the fair value of goodwill may be impaired. However, in light of current economic conditions, including the business climate, and the Company’s stock price performance, impairments to one or more of the Company’s reporting units could occur in interim periods, whether or not connected to the annual goodwill impairment analysis. A sustained decline in the quoted market prices of the Company’s stock could denote a triggering event indicating that the fair value of goodwill may be impaired. At that time, additional testing would be performed to evaluate the recoverability of goodwill which could result in an impairment charge which could have a material adverse effect on the Company’s financial condition and results of operations.

The multiemployer plan benefiting employees of SMB is underfunded, which may lead to contribution increases and benefit reductions. In addition, withdrawal by the Company from the SMB plan would trigger a withdrawal liability that could be material.

As discussed in Note 12 to the Company’s consolidated financial statements, the Company was notified that the multiemployer plan benefiting union employees of SMB has an accumulated funding deficiency (i.e., a failure to satisfy the minimum funding requirements) for the current plan year and was therefore “in critical status.” Because the SMB plan is in “critical status,” it is required to adopt a rehabilitation plan, which may involve contribution increases, benefit reductions or a combination of the two. At this time, the Company is not required to make surcharge payments as it is already signatory to an agreement that requires annual six percent contribution increases. The Company’s withdrawal liability, which would be triggered if the Company were to withdraw or partially withdraw from the plan, was calculated by the plan actuary to be $20 million as of September 30, 2008. Depending on actual returns on plan investments, the Company’s withdrawal liability may have increased since this calculation. Because the Company has no current intention of withdrawing from the plan, it has not recognized a liability for this contingency. However, if such a liability were triggered it could be material to the Company’s results of operations and cash flows. The Company’s contributions to this plan could also materially increase as a result of a diminished contribution base due to the insolvency or withdrawal of other employers who currently contribute to the plan, the inability or failure of withdrawing employers to pay their withdrawal liability or other funding deficiencies.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None

(b)	None

(c)	None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

10.1	Amended and Restated Supplemental Executive Retirement Bonus Plan of the Registrant effective January 1, 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date: June 30, 2009	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
Chief Executive Officer

Date: June 30, 2009	By:	/s/ Richard D. Peach
Richard D. Peach
Sr. Vice President and Chief Financial Officer