Form 10-K
period 2009-08-31
SCHNITZER STEEL INDUSTRIES INC
filed 2009-10-27
CIK 912603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2009

or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission File Number 0-22496

SCHNITZER STEEL INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

OREGON	93-0341923
(State of Incorporation)	(I.R.S. Employer Identification No.)

3200 NW Yeon Ave., Portland, OR	97210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (503) 224-9900

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, $1 par value	The NASDAQ Global Select Market
(Title of Each Class)	(Name of each Exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [    ]    No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [    ]    No [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ]    No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [    ]    No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer [ x ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller Reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ]    No [ x ]

The aggregate market value of the registrant’s voting common stock outstanding held by non-affiliates on February 28, 2009 was $614,046,240.

The Registrant had 21,409,813 shares of Class A Common Stock, par value of $1.00 per share, and 6,268,029 shares of Class B Common Stock, par value of $1.00 per share, outstanding at October 15, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the January 2010 Annual Meeting of Shareholders are incorporated herein by reference in Part III.

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

Forward-looking statements in this Annual Report on Form 10-K include statements regarding the Company’s expectations, intentions, beliefs and strategies regarding the future, including statements regarding trends, cyclicality, and changes in the markets the Company sells into, strategic direction, changes to manufacturing processes, the cost of compliance with environmental and other laws, expected tax rates and deductions, the realization of deferred tax assets, planned capital expenditures, liquidity positions, ability to generate cash from continuing operations, the potential impact of adopting new accounting pronouncements, expected results including pricing, sales volume, profitability, obligations under the Company’s retirement plans, savings or additional costs from business realignment and cost containment programs and the adequacy of accruals.

When used in this report, the words “believes,” “expects,” “anticipates,” “intends,” “assumes,” “estimates,” “evaluates,” “may,” “could,” “opinions,” “forecasts,” “future,” “forward,” “potential,” “probable,” and similar expressions are intended to identify forward-looking statements.

The Company may make other forward-looking statements from time to time, including in press releases and public conference calls. All forward-looking statements made by the Company are based on information available to the Company at the time the statements are made, and the Company assumes no obligation to update any forward-looking statements, except as may be required by law. Actual results are subject to a number of risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in Item 1A. Risk Factors of Part I of this Form 10-K. Other examples include volatile supply and demand conditions affecting prices and volumes in the markets for both the Company’s products and raw materials it purchases; world economic conditions; world political conditions; unsettled credit markets; the Company’s ability to match output with demand; changes in federal and state income tax laws; government regulations and environmental matters; the impact of pending or new laws and regulations regarding imports and exports into the United States and other countries; foreign currency fluctuations; competition; seasonality, including weather; energy supplies; freight rates and availability of transportation; loss of key personnel; the inability to obtain sufficient quantities of scrap metal to support current orders; purchase price estimates made during acquisitions; business integration issues relating to acquisitions of businesses; credit-worthiness of and availability of credit to suppliers and customers; new accounting pronouncements; availability of capital resources; business disruptions resulting from installation or replacement of major capital assets; and the adverse impact of climate changes.

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  1

PART I

ITEM 1. BUSINESS

General

Founded in 1906, Schnitzer Steel Industries, Inc. (“the Company”), an Oregon corporation, is currently one of the nation’s largest recyclers of ferrous and nonferrous scrap metal, a leading recycler of used and salvaged vehicles, and a manufacturer of finished steel products.

The Company operates in three reportable segments: the Metals Recycling Business (“MRB”), the Auto Parts Business (“APB”) and the Steel Manufacturing Business (“SMB”). Refer to Note 18 – Segment Information in the notes to the consolidated financial statements in Part II, Item 8 of this report.

Metals Recycling Business

Business

MRB buys, collects, processes, recycles, sells and brokers ferrous scrap metal (containing iron) to foreign and domestic steel producers, including SMB, and nonferrous scrap metal (not containing iron) to both domestic and export markets. MRB processes mixed and large pieces of scrap metal into smaller pieces by sorting, shearing, shredding and torching, resulting in scrap metal processed into pieces of a size, density and purity required by customers to meet their production needs. The manufacturing process includes physical separation of materials through manual and sophisticated mechanical processes into ferrous and nonferrous sub-classifications, each of which has a value and metal content of importance to different customers for their end product. Smaller, more homogenous pieces of processed scrap metal are more valuable because they melt more readily and allow for more consistent processing time than larger pieces and, in the case of ferrous scrap metal, enable steel mills to load their furnaces more effectively, which reduces energy usage, thus reducing unit costs.

One of the most efficient ways to process and sort recycled scrap metal is through the use of shredding systems. Currently, each of the Company’s Everett, Massachusetts; Portland, Oregon; Oakland, California; and Tacoma, Washington facilities has a mega-shredder capable of processing over 2,500 tons of scrap metal per day. The Company’s Johnston, Rhode Island, and Salinas, Puerto Rico, facilities operate large shredders capable of processing up to 1,500 tons of scrap metal per day, and the Kapolei, Hawaii; Anchorage, Alaska; and Concord, New Hampshire facilities operate smaller shredders. Mega-shredders, in addition to the extra production capacity, provide the ability to shred more efficiently and process a greater range of materials, including larger and thicker pieces of scrap metal. Mega-shredders are designed to provide a denser product and, in conjunction with new separation equipment, a more refined and preferable form of ferrous scrap metal which can be more efficiently used by steel mills. The larger shredders are also able to accept more types of material, resulting in more efficient processing. Shredders can reduce autobodies, home appliances and other scrap metal into fist-size pieces of shredded recycled scrap metal in seconds. The shredded material is then carried by conveyor under magnetized drums that attract the recycled ferrous scrap metal and separate it from the nonferrous scrap metal and other residue found in the shredded material, resulting in a consistent and high quality shredded ferrous product. The remaining nonferrous scrap metal and residue then pass through a series of additional mechanical and manual sorting systems designed to separate the nonferrous metal from the residue. The remaining nonferrous metal is either, hand-sorted and graded before being sold or is sold as a mixed product. MRB continues to invest in nonferrous metal recovery methods in order to maximize the recoverability of valuable nonferrous metal. MRB also purchases nonferrous metal directly from industrial vendors and other suppliers and bundles this metal to sell to customers.

Products

MRB sells both ferrous and nonferrous scrap metal. The ferrous products include shredded, sheared, torched, and bundled scrap metal and other purchased scrap metal, all of which is sorted and classified. MRB also purchases and recovers nonferrous scrap metal from the shredding process. MRB then further processes and sells this nonferrous scrap metal into products that include aluminum, copper, stainless steel, nickel, brass, titanium and high temperature alloys.

2  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

Customers

MRB sells recycled metal to many long-standing foreign and domestic customers and provides substantially all of the ferrous scrap metal required by SMB.

Presented below are MRB revenues by continent for the last three years ended August 31 (in thousands):

	2009	% of Revenue	2008	% of Revenue	2007	% of Revenue
Asia	$981,127	70%	$1,437,850	53%	$754,996	40%
North America	301,093	22%	917,485	34%	638,900	34%
Europe	176,754	13%	446,012	16%	608,088	32%
Africa	48,681	3%	261,503	9%	87,285	4%
Sales to SMB	(109,985)	(8%)	(328,412)	(12%)	(185,699)	(10%)

Total revenues (net of intercompany)	$1,397,670	100%	$2,734,438	100%	$1,903,570	100%

In fiscal 2009, MRB made sales to customers in China, South Korea, Taiwan, Malaysia, Thailand, India, Turkey, Egypt, Greece, Indonesia, Italy, Pakistan and other countries located in Asia and Europe. The Company made sales to customers in 14 countries in fiscal 2009, 15 countries in fiscal 2008 and 18 countries in fiscal 2007.

MRB’s five largest ferrous scrap metal customers accounted for 35%, 37% and 25% of recycled ferrous metal revenues to unaffiliated customers in fiscal 2009, 2008 and 2007, respectively. There were no external customers that accounted for 10% or more of consolidated revenues in fiscal 2009, 2008 and 2007. Customer purchase volumes of ferrous scrap metal vary from year to year due to demand, competition, economic growth, infrastructure spending, relative currency values, availability of credit and other factors. Ferrous metal sales are generally denominated in United States (“U.S.”) dollars, and many of the largest shipments of ferrous scrap metal to foreign customers are supported by letters of credit. Ferrous scrap metal is shipped to customers by ship, railroad, barge or truck.

The table below sets forth, on a revenue and volume basis, the amount of recycled ferrous scrap metal sold by MRB to certain groups of customers during the last three fiscal years ended August 31:

	2009		2008		2007
	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)

Foreign	$1,032,571	3,436	$1,935,084	3,655	$1,306,476	4,077
SMB	109,985	335	328,412	737	185,699	705
Other domestic	106,752	418	327,300	805	189,678	722

Total	$1,249,308	4,189	$2,590,796	5,197	$1,681,853	5,504

(1)	Revenues stated in thousands of dollars.
(2)	Volume in thousands of long tons (one long ton = 2,240 pounds).

MRB also sells purchased and extracted nonferrous scrap metal to foreign and domestic customers. By continuing to improve the extraction processes used to recover nonferrous metal from the shredding process, MRB has been able to extract higher amounts of nonferrous product. Many of MRB’s industrial suppliers utilize nonferrous scrap metal in manufacturing automobiles and auto parts.

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  3

The table below sets forth, on a revenue and volume basis, the amount of recycled nonferrous scrap metal sold by MRB to foreign and domestic customers during the last three fiscal years ended August 31:

	2009		2008		2007
	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)
Foreign	$174,756	294,016	$239,765	260,798	$193,752	209,725
Domestic	76,752	103,040	220,874	178,672	201,985	173,361

Total	$251,508	397,056	$460,639	439,470	$395,737	383,086

(1)	Revenues stated in thousands of dollars.
(2)	Volume in thousands of pounds.

Markets

Domestic and foreign prices for ferrous scrap metal are generally based on prevailing market rates, which can differ by region and which are subject to market cycles that are influenced by worldwide demand from steel and other metal producers and by the availability of materials that can be processed into saleable scrap, among other factors. In recent years, worldwide demand for finished steel products has been growing at a faster rate than the available supply of recycled ferrous metal, which is one of the primary raw materials used in manufacturing steel. During this time, the demand for finished steel has been growing most rapidly in developing countries, which currently do not possess an adequate supply of raw materials to produce steel. Export recycled ferrous metal sales contracts generally provide for shipment within 30 to 90 days after the price is agreed to which, in most cases, includes freight. MRB responds to changing price levels by adjusting scrap metal purchase prices at its recycling facilities in order to manage the impact on its operating income. The spread between selling prices and the cost of purchased material is subject to a number of factors, including differences in the market conditions in the domestic regions where recycled metal is acquired and the areas in the world where the processed materials are sold, market volatility from the time the selling price is agreed with the customer until the time the raw material is purchased, and changes in the assumed costs of transportation to the buyer’s facility. MRB believes it generally benefits from rising recycled metal selling prices, which allow it to better maintain or expand both operating income and unprocessed metal flow into its facilities. The worldwide economic downturn severely constricted the demand for finished steel and the availability of raw materials. Weakened economic conditions contributed to MRB’s average net selling price per ton for recycled ferrous metal decreasing from $436 per ton in fiscal 2008 to $264 per ton in fiscal 2009. The fiscal 2009 financial results were adversely impacted by these decreased selling prices, which fell more than purchase costs for raw materials due to the reduced availability of such materials.

Consolidation in the Scrap Metal Industry

The metals recycling industry has been consolidating over the last several years, primarily due to a high degree of fragmentation and the ability of large, well-capitalized processors to achieve competitive advantages by investing in capital improvements to improve efficiencies and lower processing costs. The Company believes that it is in a position to make reasonably priced acquisitions as a result of the Company’s low levels of debt, historical ability to generate cash from operations and available borrowing capacity.

Distribution

MRB delivers recycled ferrous and nonferrous scrap metal to foreign steel customers by ship and domestically by barge, rail and over the road transportation networks. Cost efficiencies are achieved by operating deep water terminal facilities at Everett, Massachusetts; Portland, Oregon; Oakland, California; Tacoma, Washington; and Providence, Rhode Island. All of MRB’s terminal facilities are owned, except for the Providence, Rhode Island facility, which is operated under a long-term lease. The Kapolei, Hawaii; Anchorage, Alaska; and Salinas, Puerto Rico operations ship from public docks. Additionally, because MRB owns most of the terminal facilities in which it operates, it is not normally subject to the same berthing delays often experienced by users of unaffiliated terminals. MRB believes that

4  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

its loading costs are lower than they would be if it utilized third-party terminal facilities. From time to time MRB may enter into contracts of affreightment, which guarantee the availability of ocean going vessels in order to manage the risks associated with ship availability and freight costs.

Sources of Unprocessed Metal

The most common forms of purchased raw metal are obsolete machinery and equipment, such as automobiles, railroad cars, railroad tracks, home appliances, waste metal from manufacturing operations, and demolition metal from buildings and other obsolete structures. This metal is acquired from suppliers who unload at MRB’s facilities, from drop boxes at a diverse base of suppliers’ industrial sites and through negotiated purchases from other large suppliers, including railroads, industrial manufacturers, automobile salvage facilities, metal dealers and individuals. The majority of MRB’s scrap metal collection and processing facilities receive raw metal via major railroad routes, waterways or major highways. Metal recycling facilities situated near unprocessed metal sellers and major transportation routes have the competitive advantage of reduced freight costs because of the significant cost of freight relative to the cost of metal. The locations of MRB’s West Coast facilities allow it to competitively purchase raw metal from the Northern California region, northwards up the West Coast to Western Canada and Alaska and to the east, including Idaho, Montana, Utah, Colorado and Nevada. The locations of the East Coast facilities provide access to sources of unprocessed metal in New York, Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, Vermont, Eastern Canada and, from time to time, the Midwest. In the Southeastern U.S., approximately half of MRB’s ferrous and nonferrous unprocessed metal volume is purchased from industrial companies, including domestic and international auto manufacturers, with the remaining volume being purchased from smaller dealers and individuals. These industrial companies provide MRB with metals that are by-products of their manufacturing processes. The supply of scrap metal from these manufacturers can fluctuate with the level of automotive and other manufacturing production in the region.

Seasonality

MRB’s business relies upon making a large number of recycled ferrous metal shipments to foreign steel producers each year. Control over the timing of shipments is limited by customer requirements, shipping schedules, availability of suitable vessels, metal supply and other factors. Variations in the number of shipments from quarter to quarter, often as a result of the timing of obtaining vessels, can result in significant fluctuations in quarterly revenues, earnings and inventory levels. Inclement winter weather conditions can also affect the level of raw material purchases in the Northeast region as a result of interruptions in transportation services, which may reduce the volume of scrap metal processed at MRB’s facilities. In addition, unusual weather conditions encountered in overseas markets may impact short-term demand for steel to support construction activities.

Backlog

On October 13, 2009, MRB had a backlog of orders to sell $73 million of export ferrous metal compared to $144 million on October 13, 2008. Additionally, on September 30, 2009 MRB had a backlog of orders to sell $18 million of export nonferrous metal compared to $15 million on September 30, 2008.

Competition

The market for the purchase of raw scrap metal is highly competitive. MRB competes in the domestic market for the purchase of scrap metal with large, well-financed recyclers of scrap metal as well as smaller metal facilities and dealers. In general, the competitive factors impacting the purchase of scrap metal are the price offered by the purchaser and the proximity of the purchaser to the scrap metal source. MRB also competes with brokers who buy scrap metal on behalf of domestic and foreign steel mills and coordinate shipments of certain grades of processed scrap from smaller scrap dealers to foreign mills using shipping containers. The weaker global economy, reduced production of automobiles and fewer construction projects have resulted in reduced supply of scrap metal available.

MRB competes in a global market for the sale of processed recycled metal to finished steel producers. The predominant competitive factors that impact recycled metal sales are price (including shipping cost) and reliability of service, product quality and availability of scrap metal and scrap metal substitutes.

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  5

The Company believes that its ability to process substantial volumes of scrap metal products, state of the art equipment, number of locations, access to a variety of different modes of transportation, geographic dispersion and vertically integrated operations provide it with competitive advantages.

Auto Parts Business

Business and Products

APB procures used and salvaged vehicles, primarily from tow companies, private parties, auto auctions, city contracts and charities, and sells the used parts from these vehicles through its 37 self-service, 16 full-service and two hybrid (having self-service and full-service under one roof) auto parts stores, which are located across the U.S. and Western Canada. The remaining portions of the vehicles, primarily autobodies, cores (which include engines, transmissions, alternators and catalytic converters), and nonferrous materials, are sold to metal recyclers, including MRB where geographically feasible. As discussed below (see Acquisitions and Divestitures), on October 2, 2009, the Company completed a transaction to sell its full-service used auto parts operation to LKQ Corporation.

Customers

Self-service stores generally serve customers who are looking to obtain serviceable used auto parts at a competitive price. These customers remove the used auto parts from vehicles in inventory without the assistance of store employees. Full-service stores generally serve business or wholesale customers, typically collision and repair shops that are looking to obtain serviceable used parts at prices that are lower than prices for new parts. Full-service stores retain professional staff to dismantle and inventory individual parts. Once sold, parts are pulled from inventory, cleaned, tested and delivered to the customer using APB delivery trucks and third parties. In addition, APB sells the cores of autobodies to a variety of wholesale buyers and sells the scrap metal from end of life vehicles to MRB and third party recycling yards throughout the U.S.

APB believes that it has enhanced the Company’s competitive advantage through its various information technology systems, which are used to centrally manage and operate the geographically diverse network of stores; by applying a consistent approach to offering customers a large selection of vehicles from which to obtain parts; and by its efficient processing of autobodies. There were no external customers that accounted for 10% or more of consolidated revenues in fiscal 2009, 2008 or 2007.

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

The table below sets forth the revenues of these products during the last three fiscal years ended August 31 (in thousands):

	2009	2008	2007
North America	$258,406	$338,243	$258,359
Asia	7,797	14,439	$7,995
Sales to MRB	(26,916)	(48,759)	(22,209)

Total revenues (net of intercompany)	$239,287	$303,923	$244,145

Fragmentation of the Auto Parts Industry

The auto parts industry is characterized by diverse and fragmented competition and is comprised of a large number of aftermarket and used auto part suppliers of all sizes. These companies range from large, multinational corporations, which serve both original equipment manufacturers and the aftermarket on a worldwide basis, to small, local producers which supply only a few parts for a particular car model. The auto parts industry is also characterized by a wide range of consumers, as some consumers tend to demand original replacement parts while others are price sensitive and exhibit minimal brand loyalty.

6  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

Distribution

APB sells used auto parts from each of its self-service and full-service retail stores. Upon arriving at a self-service store, a customer typically pays an admission charge and signs a liability waiver before entering the car lot. When a customer finds a desired part on a vehicle, the customer removes it and pays a pre-established price for the part. The full-service business sells its parts primarily to collision and mechanical repair shops through its sales force, which includes internal and external sales people. Once sold, parts are pulled from inventory, cleaned, tested and delivered to the customer using APB delivery trucks and third parties. In addition, the full-service business offers its customers visibility to all parts in inventory within a given region through an order management system and fulfills orders with next day delivery by running nightly transfer trucks between locations and by delivering directly to customers.

The wholesale component of APB’s business consists of core and scrap sales. Once the vehicle is removed from the customer area, certain remaining parts that can be sold wholesale are removed from the vehicle and consolidated at central facilities in California, Florida, Texas and Calgary, Canada. From these facilities, the cores and scrap are sold through an auction system to a variety of wholesale buyers. Due to the larger volumes generated by this consolidation process APB is able to obtain higher prices for these cores and focus on larger wholesale customers that purchase in volume.

After the core removal process is complete, the remaining autobody is crushed and sold as scrap metal in the wholesale market. The autobodies are sold on a price per ton basis, which is subject to fluctuations in the recycled ferrous metal markets. During fiscal 2009, 2008 and 2007, APB generated revenues of $27 million, $49 million and $22 million, respectively, from sales to MRB, thereby making MRB the single largest customer of APB.

Marketing

APB has customized marketing initiatives that are unique to its self-service and full-service brands. The self-service brand marketing plan focuses on the acquisition of private party vehicles and on attracting auto parts customers into the stores. The marketing plan targets the local markets surrounding the stores and incorporates various components, including strategies for buying media coverage, the use of radio to support vehicle purchasing and promotional events, regularly scheduled in-store promotions, and other forms of product promotion. Each store has a customized marketing calendar designed for its market and the community it serves.

The full-service brand marketing plan recognizes the role that institutional entities, such as insurance companies and consolidators, as well as local repair facilities play in the purchasing cycle and utilizes a marketing infrastructure that addresses all levels of customers. The full-service platform highlights the advantages of using recycled auto parts to the consumer through market education forums, market mailer programs, participation in industry forums and local marketing initiatives.

APB typically seeks to locate its facilities with convenient access to major streets and in major population centers. By operating at locations that are convenient and visible to the target customer, the stores seek to become the customer’s first stop in acquiring used auto parts. Convenient locations also make it easier and less expensive for suppliers to deliver vehicles.

Sources of Vehicles

APB obtains vehicles from five primary sources: tow companies, private parties, auto auctions, city contracts and charities. APB employs car buyers who travel to vendors and bid on vehicles. APB also has a program to purchase vehicles from private parties called “Cash for Junk Cars,” which is advertised in local markets. Private parties call a toll free number and receive a quote for their vehicle. The private party can either deliver the vehicle to one of APB’s retail locations or arrange for the vehicle to be picked up. APB is also attempting to secure more vehicles at the source by contracting with additional cities and charities. The full-service business also purchases damaged vehicles, reacquired vehicles and salvageable production parts from inactive test vehicles from Ford Motor Company and resells these parts through its sales network. Due to weaker domestic economic conditions, the supply of vehicles has been restricted, and the vehicle purchase costs have declined less than the value of the materials extracted and sold.

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  7

Competition

APB competes for the purchase of vehicles with other auto dismantlers, used car dealers, auto auctions and metal recyclers. APB competes in selling auto parts with other self-service and full-service auto dismantlers as well as larger well-financed retail auto parts businesses. APB’s primary domestic competitor is LKQ Corporation, which operates self-service and full-service facilities that provide replacement systems, components, and parts needed to repair vehicles.

As discussed below (see Acquisitions and Divestitures), on October 2, 2009, the Company completed a transaction to sell its full-service used auto parts operation to LKQ Corporation.

Steel Manufacturing Business

Business

SMB is a steel mini-mill that produces a wide range of finished steel products using recycled metal and other raw materials. SMB purchases substantially all of its recycled metal from MRB at rates that approximate West Coast export market prices.

Manufacturing

SMB’s melt shop includes a 108-ton capacity electric arc furnace (“EAF”), a ladle refining furnace and a five-strand continuous billet caster. The melt shop has enhanced steel chemistry refining capabilities, permitting the mill to produce special alloy grades of steel not currently produced by other mills on the U.S. West Coast. The melt shop produced 401,000, 802,000 and 762,000 tons of steel in the form of billets during fiscal 2009, 2008 and 2007, respectively. SMB continues to reinvest in its melt shop to improve efficiencies in the melting process.

SMB operates two computerized rolling mills that allow for synchronized operations of the rolling mills and related equipment. The billets produced in the melt shop are reheated in two natural gas-fueled furnaces and are then hot-rolled through one of the two rolling mills to produce finished products. SMB has completed a number of improvement projects to both mills designed to increase their operating efficiency as well as to increase the types of products that can be competitively produced. Management continues to monitor the market for new products and, through discussions with customers, identify additional opportunities to expand its product lines and sales.

SMB’s annual finished goods production capacity is nearly 800,000 tons.

Products

SMB produces semi-finished goods (billets) and finished goods consisting of rebar, coiled rebar, wire rod, merchant bar and other specialty products. Semi-finished goods are predominately used for SMB’s finished products, but also have been produced for sale to other steel mills. Rebar is produced in either straight length steel bars or coils and used to increase the tensile strength of poured concrete. Coiled rebar is preferred by some manufacturers because it reduces the waste generated by cutting individual lengths to meet customer specifications and, therefore, improves yield. Merchant bar consists of round, flat, angle and square steel bars used by manufacturers to produce a wide variety of products, including gratings, steel floor and roof joists, safety walkways, ornamental furniture, stair railings and farm equipment. Wire rod is steel rod, delivered in coiled form, used by manufacturers to produce a variety of products such as chain link fencing, nails, wire and stucco netting. Additionally, in fiscal 2009, SMB obtained certification to produce high quality rebar to support nuclear power plant construction.

8  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

The table below sets forth, on a revenue and volume basis, the sales of these products during the last three fiscal years ended August 31:

	2009		2008		2007
	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)
Rebar	$129,750	226,796	$352,087	470,111	$272,602	451,624
Wire rod	67,800	88,512	133,815	178,508	66,321	129,105
Coiled rebar	25,404	38,618	51,020	67,598	40,742	63,742
Merchant bar	22,221	27,181	49,324	59,565	43,584	65,578
Other products(3)	18,094	32,664	16,943	32,048	1,301	2,909

Total	$263,269	413,771	$603,189	807,830	$424,550	712,958

(1)	Revenues stated in thousands of dollars.
(2)	Volume in short tons (one short ton = 2,000 pounds).
(3)	Includes primarily sales of billets (semi-finished goods).

Customers

SMB’s customers are principally steel service centers, construction industry subcontractors, steel fabricators, wire drawers and major farm and wood product suppliers. During fiscal 2009, SMB sold its finished steel products to customers located primarily in the ten Western states and Canada and billets to customers in Asia. Customers in California accounted for 40% of these sales. SMB’s ten largest customers accounted for 47%, 36% and 34% of its revenues during fiscal 2009, 2008 and 2007, respectively. There were no external customers that accounted for 10% or more of consolidated revenues in fiscal 2009, 2008 and 2007.

Presented below are SMB revenues by continent for the last three fiscal years ended August 31, (in thousands):

	2009	2008	2007
North America(1)	$258,736	$589,287	$424,550
Asia	4,533	13,902	—

Total	$263,269	$603,189	$424,550

(1)	Includes sales to Canada of $27 million, $52 million and $17 million in fiscal 2009, 2008 and 2007, respectively.

Consolidation in the Steel Industry

There has been significant consolidation in the global steel industry within the past few years. Within the U.S. steel industry, the consolidation has primarily been led by Arcelor Mittal, United States Steel Corporation, Nucor Corporation and Steel Dynamics, Inc. Consolidation has also taken place in Central and Eastern Europe as well as in China and other parts of Asia. Cross-border consolidation has also occurred with the aim of achieving greater efficiency and economies of scale, particularly in response to the consolidation undertaken by raw material suppliers and consumers of steel products.

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

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  9

Recycled Metal Supply

SMB believes it operates the only mini-mill in the Western U.S. that obtains substantially all of its recycled metal requirements from affiliated metal recycling operations. This is beneficial because there have been times when regional shortages of recycled metal have caused some mills to pay higher prices for recycled metal shipped from other regions or to temporarily curtail operations. MRB is able to deliver a mix of recycled metal grades to achieve optimum efficiency in SMB’s melting operations. As the steel mill and various MRB facilities are located on railway routes, SMB benefits from the ability to ship by either rail or truck.

Energy Supply

SMB needs a significant amount of electricity to run its operations, primarily its EAF. SMB purchases electricity under a long-term contract with McMinnville Water & Light (“MWL”) that expires in September 2011, which in turn relies on the Bonneville Power Administration. Electricity represented 3%, 3% and 4% of SMB’s cost of goods sold in fiscal 2009, 2008 and 2007, respectively.

SMB also needs a significant amount of natural gas to run its reheat furnaces, which are used to reheat billets prior to running them through the rolling mills. SMB meets this demand through a take-or-pay natural gas contract that expires on May 31, 2011 and obligates it to purchase minimum quantities of natural gas per day through October 2010, whether or not the amount is utilized. Natural gas represented 2%, 2% and 3% of cost of goods sold in fiscal 2009, 2008 and 2007, respectively. (Refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk – Commodity Price Risk and Note 12 – Derivative Financial Instruments and Fair Value Measurements in the notes to the consolidated financial statements in Part II, Item 8, for further detail.)

Backlog

SMB generally ships products within days after the receipt of purchase orders. As of September 30, 2009 SMB had a backlog of orders of $6 million, compared to $18 million as of September 30, 2008 and $17 million as of August 31, 2007.

Competition

The mill’s primary domestic competitors for the sale of finished steel products include Nucor Corporation’s manufacturing facilities in Utah and Washington and TAMCO Steel’s facility in California. In addition to domestic competition, SMB has historically competed with foreign steel producers, principally located in Asia, Canada, Mexico and Central and South America, primarily in shorter length rebar and certain wire rod grades. The principal competitive factors in SMB’s market are price, product availability, quality and service. In addition, demand and the resulting level of steel imports are impacted by the general economic conditions and the value of the U.S. dollar.

In 2002, the U.S. Government imposed anti-dumping and countervailing duties against wire rod products from eight foreign countries. These duties remain in effect today, are periodically reviewed and do not have a set expiration date. In 2007, the International Trade Commission extended existing rebar anti-dumping duties of up to 233% on imports from seven nations through 2012.

Strategic Focus

Acquisitions and Divestitures

The Company intends to continue to focus on growth through value-creating acquisitions and will pursue acquisition opportunities it believes will create shareholder value and generate returns in excess of its cost of capital. With the Company’s historically strong balance sheet, cash flows from operations and available borrowing capacity, the Company believes it is in a position to continue to complete reasonably priced acquisitions fitting the Company’s long-term strategic plans.

10  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

In fiscal 2009, the Company continued its growth strategy by completing the acquisition of four entities and the remaining 25% equity interest in an entity in which the Company previously had a 75% ownership interest, for a total consideration of $96 million. These acquisitions are as follows:

•	In December 2008, the Company acquired a metals recycler in Washington to provide an additional source of scrap metal to MRB’s Tacoma, Washington export facility.
•

In February 2009, the Company acquired the leading metals recycler in Puerto Rico. This acquisition expanded the Company’s presence into a new region, increased the Company’s processing capability and provided new sources of scrap metal and access to international export facilities.

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

•	In February 2009, the Company acquired a self-service used auto parts business with two locations in California. This acquisition provided additional sources of used auto parts.
•	In March 2009, the Company acquired a metals recycler in Nevada, providing an additional source of scrap metal for MRB’s Oakland, California export facility.

In October 2009, the Company completed the acquisition of four self-service used auto parts facilities and the sale of its full-service used auto parts operation to LKQ Corporation. The self-service operations are located near the Company’s MRB export facility located in Portland, Oregon and represent the Company’s first used auto parts operations in the Pacific Northwest. The Company’s acquisition of two additional facilities, which will increase the number of used auto parts facilities that the Company operates in the Dallas-Fort Worth Metroplex to four, is expected to be effective in January 2010. All of the acquired facilities will operate under the Company’s Pick-N-Pull brand.

In fiscal 2008, the Company completed the following acquisitions:

•	In September 2007, the Company acquired a mobile metals recycling business that provides additional sources of scrap metal to MRB’s Everett, Massachusetts facility.
•	The Company acquired two metals recycling businesses in November 2007 and one metals recycling business in February 2008 that expanded the Company’s presence in the Southeastern U.S.
•

In February 2008, the Company acquired the remaining 50% equity interest in an auto parts business located in Nevada in exchange for its 50% interest in the land and buildings owned by the business. The acquired business was previously consolidated into the Company’s financial statements because the Company maintained operating control over the entity.

•	In August 2008, the Company acquired a self-service used auto parts business with three locations in the Southern U.S.

In fiscal 2007, the Company completed the following acquisitions:

•	In December 2006, the Company acquired a metals recycling business to provide additional sources of scrap metal for the mega-shredder in Everett, Massachusetts.
•	In May 2007, the Company acquired two metals recycling businesses that separately provide scrap metal to MRB’s Everett, Massachusetts and Tacoma, Washington facilities.

See Note 7 – Business Combinations, in the notes to the consolidated financial statements in Part II Item 8 of this report.

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

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  11

During fiscal 2009, 2008 and 2007, the Company spent $59 million, $84 million and $81 million, respectively, on capital improvements. These capital expenditures primarily reflect the Company’s significant investments in modern equipment to improve the efficiency and capabilities of its businesses and to further maximize economies of scale. The capital expenditures in fiscal 2009 included further investments in technology to improve the recovery of nonferrous materials from the shredding process, improvements to acquired facilities, improvements to the Company’s shipping infrastructure, upgrades to the SMB automation system and storm water run off containment, and further investments to improve efficiency, increase production yields and worker safety and enhance environmental systems. The Company believes these investments will create value for its shareholders.

Capital projects in fiscal 2010 are expected to include material handling and processing equipment, enhancements to the Company’s information technology infrastructure, improvements to the facilities’ environmental and safety infrastructure, continued investments in technology to improve the recovery of nonferrous materials from the shredding process, and normal equipment replacement and maintenance. The Company believes these investments will create value for its shareholders.

Environmental Compliance

Compliance with environmental laws and regulations is a significant factor in the Company’s business operations. The Company’s businesses are subject to extensive local, state and federal environmental protection, health, safety and transportation laws and regulations relating to, among others:

•	The U.S. Environmental Protection Agency (“EPA”)
•	Remediation under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”)
•	The discharge of materials and emissions into the air;
•	The remediation of soil and groundwater contamination;
•	The management and treatment of wastewater and storm water;
•	Global climate change;
•	The treatment, handling and/or disposal of solid waste and hazardous waste; and
•	The protection of the Company’s employee health and safety.

These environmental laws regulate, among other things, the release and discharge of hazardous materials into the air, water and ground; exposure to hazardous materials; and the identification, treatment, handling and disposal of hazardous materials. Environmental legislation and regulations have changed rapidly in recent years, and it is likely that the Company will be subject to even more stringent environmental standards in the future and will be required to make additional expenditures, which could be significant, relating to environmental matters on an ongoing basis. In fiscal 2009, capital expenditures incurred to comply with environmental regulations were $9 million. The Company expects to spend approximately $15 million on capital expenditures for environmental compliance in fiscal 2010.

It is not possible to predict the total cost to remediate environmental matters or the amount of capital expenditures or increases in operating costs or other expenses that may be incurred by the Company or its subsidiaries in complying with environmental requirements applicable to the Company, its subsidiaries and their operations, or whether all such cost increases can be passed on to customers through product price increases. Moreover, environmental legislation has been enacted, and may in the future be enacted, to create liability for past actions that were lawful at the time taken but have been found to affect the environment and to increase public rights of action for environmental conditions and activities. As is the case with steel producers and recycled metal processors in general, if damage to persons or the environment has been caused, or could be caused in the future, by the Company’s activities or by hazardous substances now or hereafter located at the Company’s facilities, the Company may be fined and/or held liable for such damage and, in addition, may be required to remedy the condition. There can be no assurance that potential liabilities, expenditures, fines and penalties associated with environmental laws and regulations will not be imposed on the Company in the future or that such liabilities, expenditures, fines or penalties will not have a material adverse effect on the Company.

12  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

Concern over climate change, including the impact of global warming, has led to significant U.S. and international regulatory and legislative initiatives to limit greenhouse gas (“GHG”) emissions, and the U.S. EPA has recently concluded its solicitation of public comments for its Proposed Endangerment and Cause or Contribute Findings for Greenhouse Gases (Federal Register, April 24, 2009). The U.S. House of Representatives passed the American Clean Energy and Security Act of 2009, which includes a “cap-and-trade” program and an objective of achieving GHG emissions reductions of 17% by the year 2020. None of the legislative proposals have received final approval, but some form of federal climate change legislation or additional federal regulation is possible. In addition, a number of states, including states in which the Company has operations and facilities, have considered, and in some cases enacted, legislation to develop information or address climate change and GHG emissions. The Company will be required to annually report its GHG emissions to the State of Oregon Department of Environmental Quality effective March 2010 and to the U.S. EPA effective March 2011.

The Company has, in the past, been found not to be in compliance with certain environmental laws and regulations and has incurred liabilities, expenditures, fines and penalties associated with such violations. The Company’s objective is to maintain compliance with applicable environmental regulations, and the Company believes that it is materially in compliance with currently applicable environmental regulations. See Note 11 – Commitments and Contingencies in the notes to the consolidated financial statements in Part II, Item 8 of this report.

Employees

As of September 30, 2009, the Company had approximately 3,323 full-time employees, consisting of 1,325 employees at MRB, 443 employees at SMB, 1,420 employees at APB and 135 corporate administrative employees. Of these employees, 805 were covered by collective bargaining agreements with the Company’s twenty unions. The SMB contract with the United Steelworkers of America (“USA”), which covers 301 of these employees, was ratified in June 2008 and will expire in April 2011. The Company believes that in general its labor relations are good.

Available Information

The Company’s internet address is www.schnitzersteel.com. The Company makes all filings with the Securities and Exchange Commission (“SEC”) available on its website, free of charge, under the caption “Investor Relations – SEC Filings.” Included in these filings are annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, which are available as soon as reasonably practicable after electronically filing with or furnishing such materials to the SEC pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934.

The public may read and copy any materials that are filed with the SEC at the SEC’s Public Reference Room located at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of reports on its website, www.sec.gov.

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  13

ITEM 1A. RISK FACTORS

Described below are risks, which are categorized as “Risk Factors Relating to the Company’s Business,” “Risk Factors Relating to the Regulatory Environment” and “Risk Factors Relating to the Company’s Employees,” that could have a material adverse effect on the Company’s results of operations and financial condition or could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report. See “Forward-Looking Statements” that precedes Part I of this Annual Report on Form 10-K. Additional risks and uncertainties that the Company is unaware of or that the Company currently deems immaterial may in the future have a material adverse effect on the Company’s results of operations and financial condition.

Risk Factors Relating to the Company’s Business

The Company operates in industries that are cyclical and where demand can be volatile, which could have a material adverse effect on the Company’s results of operations and financial condition.

The timing and magnitude of the cycles in the industries in which the Company operates are difficult to predict. Purchase prices for autobodies and scrap metal and selling prices for scrap and recycled metal are volatile and beyond the Company’s control. While the Company attempts to respond to changing recycled metal selling prices through adjustments to its metal purchase prices, the Company’s ability to do so is limited by competitive and other market factors. Differences in economic conditions between the domestic markets, where the Company typically acquires its raw materials, and the export markets, where the Company sells a significant portion of its products, could have an impact on its operating income. A significant reduction in selling prices for recycled metal may adversely impact both the Company’s operating income and its ability to recover purchase costs from end customers. A decline in market prices for recycled metal between the date of the sales order and shipment of the product may impact the customer’s ability to obtain letters of credit to cover the full sales amount. A decline in selling prices for scrap metal coupled with customers failing to meet their contractual obligations may also result in a net realizable value adjustment to the average cost of inventory to reflect the lower of cost or fair market value. Additionally, changing prices could potentially impact the volume of scrap metal available to the Company, the volume of processed metal sold by the Company and inventory levels. The cyclical nature of the Company’s businesses tends to reflect and be amplified by changes in general economic conditions, both domestically and internationally. For example, during recessions such as the one currently being experienced, the automobile and construction industries typically experience cutbacks in production, resulting in decreased demand for steel, copper and aluminum. This can lead to significant decreases in demand and pricing for the Company’s recycled metal and finished steel products.

The Company’s businesses depend on adequate supply and availability of raw materials.

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

The Company may be unable to pass on increases in the cost of steel scrap and other raw materials to its customers, which would negatively impact its profitability.

The Company’s principal raw material is scrap metal derived primarily from junked automobiles, industrial scrap, railroad cars, railroad track materials, agricultural machinery and demolition scrap from obsolete structures, containers and machines. The prices for scrap are subject to market forces largely beyond the Company’s control, including demand by U.S. and international steel producers, freight costs and speculation. The prices for scrap metal have varied significantly in the past and may vary significantly in the future. In addition, the Company’s operations require substantial amounts of other raw materials, including natural gas and electricity, the price and availability of which are also subject to market conditions. The Company may not be able to adjust product prices, especially in the short-term, to recover the costs of prolonged increases in scrap metal and other raw material prices. If from time to time the

14  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

Company is unable to pass on higher steel scrap and other raw material costs to its customers, its profitability will be negatively affected.

MRB is affected by seasonal fluctuations.

MRB generally experiences seasonal fluctuations in business in the winter months when inclement weather conditions can impact the level of raw material purchases, as a result of reduced levels of industrial production or interruptions in transportation, which may reduce the volume of material processed at MRB’s facilities. Protracted periods of inclement weather could have a material adverse effect on the Company’s results of operations and financial condition.

The principal markets served by the Company are highly competitive.

Many factors influence the Company’s competitive position, including product differentiation, geographic location, contract terms, business practices, customer service and cost reductions through improved efficiencies. Consolidation within the different industries in which the Company operates has increased the size of some of the Company’s competitors, some of which have used their financial resources to achieve competitive advantages by investing in capital improvements to improve efficiencies, achieve economies of scale and lower operating costs. An increase in competition or the Company’s inability to remain competitive could cause it to lose market share, increase expenditures, and reduce pricing, which could have a material adverse effect on the Company’s results of operations and financial condition.

During uncertain economic conditions customers may be unable to fulfill their contractual obligations

The Company enters into export ferrous processing sales contracts preceded by negotiations that include fixing price, quantities, shipping terms and other contractual elements. Upon finalization of these terms and satisfactory completion of other contractual contingencies by the Company, the customer typically opens a letter of credit to satisfy its obligation under the contract prior to shipment of the cargo by the Company. Although not considered normal course of business, during uncertain economic conditions, the Company is at risk on consummating the transaction until successful completion of the letter of credit. As a result, the customer may not be able to fulfill its obligation under the contract in times of illiquid market conditions. As of August 31, 2009 and 2008, 49% of the Company’s trade accounts receivable balance was covered by letters of credit.

Fluctuations in the value of the U.S. dollar relative to other currencies could adversely affect the Company’s ability to price its products competitively.

A significant portion of MRB’s revenues and operating income earned is generated from sales to foreign customers, including customers located in Asian, African and European countries. A strong U.S. dollar would make the Company’s products more expensive for non-U.S. customers, which could negatively impact export sales. A strong U.S. dollar also would make imported metal products less expensive, resulting in an increase in imports of scrap metal, scrap substitutes and steel products into the U.S. As a result, the Company’s products, which are made in the U.S., may become more expensive relative to imported raw metal and steel products, which could have a material adverse effect on the Company’s results of operations and financial condition. See Part I, Item 7A – Quantitative and Qualitative Disclosures About Market Risk in this report.

If foreign (primarily Chinese) steel production substantially exceeds domestic demand, it may result in the export of significant excess quantities of steel products to the U.S.

Economic expansion in China and other foreign countries has affected the availability and increased the price volatility of recycled metal and steel products. Expansions and contractions in these economies can significantly affect the price of commodities used and sold by the Company, as well as the price of finished steel products. If foreign steel production significantly exceeds consumption in those countries, exports of steel products to the U.S. could increase, resulting in lower volumes and selling prices for SMB’s steel products. Additionally, in a number of foreign countries, such as China, steel producers are generally government-owned and may therefore make production decisions based on political or other factors that do not reflect market conditions. Disruptions in foreign markets from excess steel

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  15

production may encourage importers to target the U.S. with excess capacity at aggressive prices, and existing trade laws and regulations may be inadequate to prevent unfair trade practices, which could have a material adverse effect on the Company’s results of operations and financial condition.

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

The Company’s facilities utilize electricity and natural gas. The Company relies on third parties for its supply of energy resources consumed in the manufacture of its products. The prices for and availability of electricity, natural gas, oil and other energy resources are subject to volatile market conditions. These market conditions can be affected by weather conditions, as well as political and economic factors that are beyond the Company’s control. Disruptions in the supply of the Company’s energy resources could impair its ability to manufacture its products for its customers and could result in increases in the Company’s energy costs, which could have a material adverse effect on its results of operations and financial condition.

If the goodwill on the Company’s balance sheet becomes impaired, the Company may be required to recognize impairment charges.

The Company performs an analysis of its goodwill balances to test for impairment on an annual basis and if events occur or circumstances change that would reduce the fair value of the reporting unit below the reporting unit’s carrying amount. In determining fair value, management uses an income approach based on the present value of expected future cash flows utilizing a risk adjusted discount rate. Given that market prices of the Company’s reporting units are not readily available, management makes various estimates and assumptions in determining the estimated fair values of the reporting units, including forecasts of future sales and operating costs, prices, capital expenditures, working capital requirements, discount rates, growth rates and general market conditions. Fair value determinations require considerable judgment and are sensitive to inherent uncertainties and changes in the factors described above. However, in light of current economic conditions, including the current business climate, and the Company’s stock price performance, impairments to one or more of the Company’s reporting units could occur in interim periods, whether or not connected to the annual goodwill impairment analysis. A sustained decline in the quoted market prices of the Company’s stock could denote a triggering event indicating that the fair value of goodwill may be impaired. At that time, additional testing would be performed to evaluate the recoverability of goodwill which could result in an impairment charge which could have an adverse effect on the Company’s financial condition and results of operations.

16  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

The Company may not be able to successfully integrate future acquisitions.

The Company has completed a number of recent acquisitions and expects to continue making acquisitions of, and strategic alliances with, complementary businesses and investments in technologies to enable the Company to add products and services that enhance the Company’s customer base and related markets. Execution of this strategy involves a number of risks, including:

•	Inaccurate assessment of or undisclosed liabilities;
•	Difficulty integrating the acquired businesses’ personnel and operations;
•	Potential loss of key employees or customers of the acquired business;
•	Difficulties in realizing anticipated cost savings, efficiencies and synergies;
•	Competition for such acquisitions and alliances;
•	Inability to maintain uniform standards, controls and procedures; and
•	Managing the growth of a larger company.

Failure to successfully integrate acquisitions could have a material adverse effect on the Company’s results of operations and financial condition.

Some of the Company’s operations present significant risk of injury or death.

The industrial activities conducted at the Company’s facilities present significant risk of serious injury or death to the Company’s employees, customers or other visitors to the Company’s operations, notwithstanding the Company’s safety precautions, including its material compliance with federal, state and local employee health and safety regulations. While the Company has in place policies and procedures to minimize such risks, it may nevertheless be unable to avoid material liabilities for an injury or death. Even though the Company maintains workers’ compensation insurance to address the risk of incurring material liabilities for injury or death, there can be no assurance that the insurance coverage will be adequate or will continue to be available on the terms acceptable to the Company, which could result in material liabilities for an injury or death.

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

The Company could inadvertently acquire radioactive scrap that potentially could end up in mixed scrap shipped to consumers worldwide. The Company has invested in radiation detection equipment to address this risk, but the possibility still exists of failure in detection. Even though the Company maintains insurance to address the risk of this failure in detection, there can be no assurance that the insurance coverage will be adequate or will continue to be available on terms acceptable to the Company. In addition, if the Company fails to meet contractual requirements for a product the Company may be subject to product warranty costs and claims. These costs are generally not insured and could both have a material adverse effect on the Company’s results of operations and financial condition and harm our reputation.

Increases in fuel cost and decreases in mileage driven may decrease demand for the Company’s auto parts.

In times of rapid increases in crude oil and gasoline prices, motorists may reduce the amount of travel and mileage driven. As the economy slows, consumer confidence weakens and fuel costs become a more significant factor in buying decisions and discretionary driving. Over time, reduced driving leads to fewer accidents and consequently lower demand for replacement parts, which may impact APB’s parts sales.

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  17

The Company’s properties are located in areas that may be subject to potential natural or other disasters.

Some of our operating facilities are located in areas that may be subject to natural disasters. In addition, many of our properties, including our deep water export facilities, are located in coastal regions and therefore could be affected by any future increases in sea levels, earthquakes, or the frequency or severity of hurricanes and tropical storms, whether such increases are caused by global climate changes or other factors. The inability to operate certain of the Company’s facilities or the inability to ship from the Company’s ports could have a material adverse effect on the Company’s results of operations and financial condition.

Risk Factors Relating to the Regulatory Environment

The Company is subject to environmental regulations and environmental risks which could result in significant environmental compliance costs and environmental liabilities.

Compliance with environmental laws and regulations is a significant factor in the Company’s business. The Company is subject to local, state and federal environmental laws and regulations in the U.S. and other countries relating to, among other matters:

•	Waste disposal;
•	Air emissions;
•	Waste water and storm water management and treatment;
•	Soil and groundwater contamination remediation;
•	Global climate change;
•	The discharge, storage, handling and disposal of hazardous materials; and
•	Employee health and safety.

The Company is also required to obtain environmental permits from governmental authorities for certain operations. Violation of or failure to obtain permits or comply with these laws or regulations could result in the Company being fined or otherwise sanctioned by regulators or becoming subject to litigation by private parties. The Company’s operations use and generate hazardous substances. In addition, previous operations by others at facilities that are currently or were formerly owned, operated or otherwise used by the Company may have caused contamination from hazardous substances. As a result, the Company is exposed to possible claims under environmental laws and regulations, especially for the remediation of waterways and soil or groundwater contamination. These laws can impose liability for the clean-up of hazardous substances even if the owner or operator was neither aware of nor responsible for the release of the hazardous substances. The Company has, in the past, been found not to be in compliance with certain of these laws and regulations, and has incurred liabilities, expenditures, fines and penalties associated with such violations. Although the Company believes that it is currently in material compliance with all applicable environmental laws and regulations, future environmental compliance costs may increase because of new laws and regulations and changing interpretations by regulatory authorities, uncertainty regarding adequate pollution control levels, the future costs of pollution control technology and issues related to global climate change. Environmental compliance costs and potential environmental liabilities could have a material adverse effect on the Company’s results of operations and financial condition.

Risks associated with climate change and greenhouse gas emission limitations.

Increased regulation regarding climate change and GHG emissions could impose significant costs on the Company and its customers and suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs in order to comply with regulations concerning and limitations imposed on climate change and GHG emissions. The potential costs of “allowances,” “offsets” or “credits” that may be part of cap-and-trade programs or similar future regulatory measures are still uncertain. Any adopted future climate change and GHG regulations could negatively impact the Company’s ability (and that of its customers and its suppliers) to compete with companies situated in areas not subject to such limitations. Until the timing, scope and extent of any future regulation becomes known, the Company cannot predict the effect on its financial condition, operating performance

18  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies in the metal recycling and steel manufacturing industries could harm the Company’s reputation and reduce customer demand for the Company’s products.

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

Factors Relating to the Company’s Employees

The Company may not be able to negotiate future labor contracts on acceptable terms, which could result in strikes or other labor actions.

Approximately 24% of the Company’s full-time employees are represented by unions under collective bargaining agreements. As these agreements expire, the Company may not be able to negotiate extensions or replacements of such agreements on terms acceptable to the Company. Any failure to reach an agreement with one of the Company’s unions may result in strikes, lockouts or other labor actions. Any such labor actions, including work slowdowns or stoppages, could have a material adverse effect on the Company’s operations.

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

As discussed in Note 13 – Employee Benefits to the Company’s consolidated financial statements in Part II, Item 8 of this report, the Company was notified that the multiemployer plan benefiting union employees of SMB has an accumulated funding deficiency (i.e., a failure to satisfy the minimum funding requirements) for the current plan year and was therefore “in critical status.” Because the SMB plan is in “critical status,” it is required to adopt a rehabilitation plan, which may involve contribution increases, benefit reductions or a combination of the two. At this time, the Company is not required to make surcharge payments as it is already signatory to an agreement that requires annual six percent contribution increases. The Company’s withdrawal liability, which would be triggered if the Company were to withdraw or partially withdraw from the plan, was calculated by the plan actuary to be $20 million as of September 30, 2008. Depending on actual returns on plan investments, the Company’s withdrawal liability may have increased since this calculation. Because the Company has no current intention of withdrawing from the plan, it has not recognized a liability for this contingency. However, if such a liability were triggered it would be adverse to the Company’s results of operations and cash flows. The Company’s contributions to this plan could also increase as a result of a diminished contribution base due to the insolvency or withdrawal of other employers who currently contribute to the plan, the inability or failure of withdrawing employers to pay their withdrawal liability or other funding deficiencies.

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  19

The Company may be required to make additional contributions to its defined benefit plans as a result of deterioration in funded status.

Most defined benefit plans have experienced deterioration in their funded status due to the general decline in investment values over the last three fiscal quarters. As a result, the Company may be required to make additional contributions to its defined benefit plans and such additional contributions could have a material adverse impact on the Company’s results of operations and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are currently no unresolved issues with respect to any SEC staff written comments that were received 180 days or more before the end of fiscal 2009 that relate to the Company’s periodic or current reports under the Securities and Exchange Act of 1934.

ITEM 2. PROPERTIES

Corporate Headquarters

The Company’s executive offices are located at 3200 NW Yeon Avenue in Portland, Oregon 97210, in approximately 31,000 sq. ft. of space, which are leased under a long-term lease that expires June 30, 2015.

The Company also leases an additional 26,000 sq. ft. of office space that is located one mile from its principal executive offices under a long-term lease that expires August 31, 2011.

20  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

Metals Recycling Business

At August 31, 2009, MRB’s operations were conducted on 49 properties. Of these, seven served as collection facilities, 37 as collection and processing facilities, four are currently inactive and in the process of relocation and one is an export facility. Listed in the table below are the facility locations by type, including their total acreage:

Location	Acreage	Location	Acreage
Collection and Processing		Collection
Anchorage, AK	18	Worcester, MA	13
Attalla, AL	37	Portland, ME	1
Birmingham, AL	23	Manchester, NH (2)	3
Dothan, AL	19	Grants Pass, OR	1
Selma, AL	22	Caguas, PR	2
Fresno, CA	17	Pasco, WA	6
Oakland, CA	37
Sacramento, CA	12	Other
Albany, GA	9	Atlanta, GA (inactive)	7
Atlanta, GA (3)	31	Bainbridge, GA (inactive)	2
Bainbridge, GA	5	Portland, ME (inactive)	13
Cartersville, GA	24	Carolina, PR (inactive)	1
Columbus, GA	15	Providence, RI (export facility)	9
Gainesville, GA	8
Rossville, GA	11
Kapolei, HI	6
Everett, MA	40
Auburn, ME	18
Claremont, NH	14
Concord, NH (2)	13
Madbury, NH (2)	95
Reno, NV	2
Bend, OR	2
Eugene, OR	11
Portland, OR	83
White City, OR	5
Bayamon, PR	1
Salinas, PR	7
Johnston, RI	22
Chattanooga, TN	6
Tacoma, WA	30
Woodinville, WA (2)	17

Acreage sub-total	660	Acreage sub-total	58

		Total acreage	718

The locations listed above are all owned by the Company, with the exception of one of the Bainbridge, Georgia facilities; one of the Columbus, Georgia facilities; one of the Portland, Maine facilities; Providence, Rhode Island; Reno, Nevada; Bayamon and Caguas, Puerto Rico; and a portion of the Johnston, Rhode Island; Everett, Massachusetts; Eugene, Oregon; and Woodinville, Washington locations, which are all leased from third parties.

The Portland, Oregon; Oakland, California; Tacoma, Washington; and Everett, Massachusetts collection and processing facilities are located at major deep-water ports, which facilitate the collection of unprocessed metal from

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  21

suppliers and accommodate bulk shipments and efficient distribution of processed recycled metal to Asia, Africa, Europe, North America and other foreign markets. The Company also leases an export marine shipping facility in Providence, Rhode Island, near the Johnston, Rhode Island collection and processing facility, and has access to public docks in Kapolei, Hawaii, Anchorage, Alaska and Salinas, Puerto Rico.

Auto Parts Business

APB has auto parts operations in the following locations:

Location	Number of Stores	Total Acreage
Northern California	18	235
Texas	8	165
Florida	5	94
Massachusetts	2	73
Virginia	2	50
Canada	3	46
Nevada	3	45
Arkansas	2	41
Missouri	2	37
Indiana	1	32
Illinois	2	32
Ohio	2	25
Arizona	1	14
Michigan	1	14
Georgia	1	13
Utah	1	12
North Carolina	1	9

Total	55	937

The Company owns the properties located in Arizona, Indiana, and North Carolina, and approximately 12 acres in California, 15 acres in Nevada, 12 acres in Florida, 11 acres in Illinois, 10 acres in Texas and three acres in Utah. Additionally, the Company jointly owns 36 acres in California with its minority interest partners at three of the Company’s sites. The remaining auto parts stores are located on sites leased by the Company.

Steel Manufacturing Business

SMB’s steel mill and administrative offices are located on an 83-acre site in McMinnville, Oregon that is owned by the Company. The Company also owns an 87,000 sq. ft. distribution center in El Monte, California and an additional 51 acres near the mill site in McMinnville, Oregon; however, this latter site is not currently utilized in SMB operations.

The Company considers all properties, both owned and leased, to be well-maintained, in good operating condition and suitable and adequate to carry on the Company’s business.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is involved in various litigation matters that arise in the normal course of business involving normal and routine claims. Environmental compliance issues represent a significant portion of those claims. Management currently believes that the ultimate outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or business. For additional information regarding litigation to which the Company is a party, which is incorporated into this item, see Note 11 – Commitment and Contingencies in the notes to the consolidated financial statements in Part II, Item 8 of this report.

22  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, during the fourth quarter of fiscal 2009 through the solicitation of proxies or otherwise.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

(PURSUANT TO INSTRUCTION 3 TO ITEM 401 (b) OF REGULATION S-K)

Executive Officers

Name	Age	Office
Tamara L. Lundgren	52	President and Chief Executive Officer
Richard D. Peach	46	Senior Vice President and Chief Financial Officer
Gary A. Schnitzer	67	Executive Vice President
Donald W. Hamaker	57	Senior Vice President and President, Metals Recycling Business
Thomas D. Klauer, Jr.	55	Senior Vice President and President, Auto Parts Business
Jeffrey Dyck	46	Senior Vice President and President, Steel Manufacturing Business
Richard C. Josephson	61	Senior Vice President, General Counsel and Secretary
George P. Nutwell	62	Senior Vice President and Chief Administrative Officer

Tamara L. Lundgren joined the Company in September 2005 as Vice President and Chief Strategy Officer. She became Executive Vice President, Strategy and Investments in April 2006 and was elected Executive Vice President and Chief Operating Officer in November 2006. In December 2008, Ms. Lundgren became the President and Chief Executive Officer. Prior to joining the Company, Ms. Lundgren was a Managing Director in the Investment Banking Division of JPMorgan Chase, which she joined in 2001. From 1996 until 2001, Ms. Lundgren was a Managing Director at Deutsche Bank AG in New York and London. Prior to joining Deutsche Bank, Ms. Lundgren was a partner at the law firm of Hogan & Hartson, LLP in Washington, D.C.

Richard D. Peach joined the Company in March 2007 and was appointed Chief Financial Officer in December 2007. Mr. Peach was the Chief Financial Officer and Senior Vice President with the Western U.S. energy utility, PacifiCorp, from 2003 to 2006. From 1995 to 2002 he served in a variety of senior management positions with ScottishPower, the international energy company, including Group Controller, Managing Director of United Kingdom Customer Services and Director of Energy Supply Finance. Prior to joining ScottishPower, Mr. Peach was a senior manager with Coopers & Lybrand and is a member of the Institute of Chartered Accountants of Scotland.

Gary A. Schnitzer is an Executive Vice President and was in charge of Schnitzer Steel’s California Metals Recycling operations from 1980 until 2007. He serves on the Company’s Executive Committee and assists in developing the strategic direction of the Company’s Metals Recycling Business.

Donald W. Hamaker joined the Company as President of the Metals Recycling Business in September 2005. Mr. Hamaker was employed in management positions by Hugo Neu Corporation for nearly 20 years, serving as President from 1999 to 2005.

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

George P. Nutwell joined the Company in October 2008 as Senior Vice President and Chief Administrative Officer. Before joining Schnitzer Steel, Mr. Nutwell was employed in a number of senior management positions by Bechtel Corporation, most recently as the Corporate Manager of Contracts and Procurement.

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  23

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A Common Stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol SCHN. There were 232 holders of record of Class A Common Stock on October 15, 2009. The stock has been trading since November 16, 1993. The following table sets forth the high and low prices reported at the close of trading on NASDAQ and the dividends paid per share for the periods indicated.

	Fiscal 2009
	High Price	Low Price	Dividends Per Share
First Quarter	$67.84	$16.45	$0.017
Second Quarter	$47.70	$22.52	$0.017
Third Quarter	$55.92	$23.35	$0.017
Fourth Quarter	$63.98	$44.75	$0.017

	Fiscal 2008
	High Price	Low Price	Dividends Per Share
First Quarter	$77.88	$56.47	$0.017
Second Quarter	$70.47	$45.10	$0.017
Third Quarter	$101.66	$57.52	$0.017
Fourth Quarter	$118.55	$65.51	$0.017

The Company’s Class B Common Stock is not publicly traded. There were 13 holders of record of Class B Common Stock on October 15, 2009.

Issuer Purchases of Equity Securities

Pursuant to a share repurchase program as amended in 2001 and 2006, the Company was authorized to repurchase up to 6 million shares of its Class A Common stock when management deems such repurchases to be appropriate. Prior to fiscal 2009, the Company had repurchased approximately 4.5 million shares under the program. In November 2008, the Company’s Board of Directors approved an increase in the shares authorized for repurchase by 3 million, to 9 million. In fiscal 2009, the Company repurchased a total of 600,000 shares under this program, leaving approximately 3.9 million shares available for repurchase under existing authorizations.

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

24  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

During the fourth quarter of fiscal 2009, the Company repurchased 600,000 shares in open-market transactions at a cost of $30 million. The table below presents a summary of share repurchases made by the Company during the quarter ended August 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
June 1, 2009 – June 30, 2009	—	$—	—	4,464,290
July 1, 2009 – July 31, 2009	320,000	47.65	320,000	4,144,290
August 1, 2009 – August 31, 2009	280,000	52.31	280,000	3,864,290

Total Fourth Quarter	600,000	$49.83	600,000	3,864,290

Performance Graph

The following graph and related information compares cumulative total shareholder return on the Company’s Class A Common Stock for the five-year period from September 1, 2004 through August 31, 2009 with the cumulative total return for the same period of (i) the S&P 500 Index, (ii) the S&P Steel Index and (iii) the NASDAQ Composite Index. These comparisons assume an investment of $100 at the commencement of the period and that all dividends are reinvested. The stock performance outlined in the performance graph below is not necessarily indicative of the Company’s future performance, and the Company does not endorse any predictions as to future stock performance.

	Year ended August 31,
	2004	2005	2006	2007	2008	2009
Schnitzer Steel Industries	$100	$102	$113	$209	$245	$194
S&P 500	100	113	123	141	125	102
S&P Steel Index	100	129	217	294	290	167
NASDAQ	100	117	119	141	129	109

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  25

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

	Year ended August 31,
	2009	2008	2007	2006(5)	2005
STATEMENT OF OPERATIONS DATA:
(in thousands, except per share and dividend data)
Revenues	$1,900,226	$3,641,550	$2,572,265	$1,854,715	$853,078
Operating income (loss)	$(57,610)	$402,283	$213,563	$175,064	$231,071
Income (loss) before income taxes, minority interests and pre-acquisition interests	$(53,547)	$396,278	$208,965	$231,689	$230,886
Income tax expense (benefit)	$(21,817)	$144,203	$75,333	$86,871	$81,522
Net income (loss)	$(32,229)	$248,683	$131,334	$143,068	$146,867
Basic earnings (loss) per share	$(1.14)	$8.79	$4.38	$4.68	$4.83
Diluted earnings (loss) per share	$(1.14)	$8.61	$4.32	$4.65	$4.72
Dividends per common share	$0.068	$0.068	$0.068	$0.068	$0.068

OTHER DATA:
Shipments (in thousands)(1):
Recycled ferrous metal (tons)(4)	4,189	5,197	5,504	4,561	1,865
Recycled nonferrous metal (pounds)	397,056	439,470	383,086	301,610	125,745
Finished steel products (tons)	381	776	710	703	593

Average net selling price(1,2):
Recycled ferrous metal (per ton)	$264	$436	$267	$218	$230
Recycled nonferrous metal (per pound)	$0.61	$1.03	$1.02	$0.87	$0.56
Finished steel products (per ton)	$617	$728	$575	$528	$512
Number of auto parts stores(3)	55	56	52	52	30

BALANCE SHEET DATA (in thousands):
Working capital	$270,885	$434,604	$269,287	$287,606	$125,878
Cash and cash equivalents	$41,026	$15,039	$13,410	$25,356	$20,645
Total assets	$1,268,233	$1,554,853	$1,151,414	$1,044,724	$709,458
Long-term debt, less current portion	$110,414	$158,933	$124,079	$102,829	$7,724
Shareholders’ equity	$919,367	$978,152	$765,064	$734,099	$579,528

(1)	Tons for recycled ferrous metal are long tons (2,240 pounds) and for finished steel products are short tons (2,000 pounds).
(2)

In accordance with generally accepted accounting principles, the Company reports revenues that include amounts billed for freight to customers, however, average net selling prices are shown net of amounts billed for freight.

(3)	During fiscal 2006, the Company acquired GreenLeaf, which added 22 full-service auto parts stores.
(4)

In fiscal 2009, the Schnitzer Global Exchange business accounted for no shipments. In fiscal 2008, 2007 and 2006 it accounted for shipments of recycled ferrous metal (in thousands) of 444 tons, 1,212 tons, and 1,272 tons, respectively.

(5)

The 2006 data includes the joint ventures acquired as a result of the HNC separation and termination agreement, in addition to the acquisition of the remaining minority interest in Metals Recycling, L.L.C. (“MRL”). The consolidated results include the results of Prolerized New England Company (“PNE”) and MRL as though the acquisition had occurred at the beginning of fiscal 2006. Adjustments have been made for minority interests, which represent the ownership interests the Company did not own during the reporting period, and pre-acquisition interest, which represents the share of income attributable to the former joint venture partners in PNE and MRL for the period from September 1, 2005 through September 30, 2005.

26  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a discussion of the Company’s operations for the three fiscal years ended August 31, 2009. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion may contain forward-looking statements that anticipate results based on management’s plans that are subject to uncertainty. The discussion should be read in conjunction with the Consolidated Financial Statements and the related notes thereto, and the Selected Financial Data and Operating Statistics contained elsewhere in this Form 10-K.

Business

The Company operates in three reportable segments (MRB, APB and SMB), which collectively provide an end of life cycle solution for a variety of products through the Company’s integrated businesses. Corporate expense consists primarily of unallocated expense for management and administrative services that benefit all three business segments. As a result of this unallocated expense, the operating income (loss) of each segment does not reflect the operating income (loss) the segment would have as a stand-alone business. For further information regarding the Company’s segments, including financial information about geographic areas, refer to Note 18 – Segment Information in the notes to the consolidated financial statements in Item 8 of this report.

MRB purchases, collects, processes, recycles, sells and brokers ferrous scrap metal (containing iron) to foreign and domestic steel producers, including SMB, and nonferrous scrap metal (not containing iron) to both domestic and export markets. MRB processes large pieces of scrap metal into smaller pieces by sorting, shearing, shredding and torching, resulting in scrap metal processed into pieces of a size, density and purity required by customers to meet their production needs.

APB purchases used and salvaged vehicles primarily from tow companies, private parties, auto auctions, charities, and city contracts, and sells serviceable used auto parts from these vehicles through its self-service, full-service and hybrid auto parts stores. The remaining portions of the vehicles, primarily autobodies, cores and nonferrous materials, are sold to metal recyclers, including MRB where geographically feasible.

SMB operates a steel mini-mill that produces a wide range of finished steel products. SMB purchases substantially all of its recycled metal requirements from MRB at rates that approximate West Coast export market prices and uses its EAF mini-mill near Portland, Oregon, to melt recycled metal and other raw materials to produce finished steel products. SMB also maintains mill depots in Central and Southern California.

The Company’s results of operations depend in large part on demand and prices for recycled metal in global and domestic markets and steel products in the Western U.S. The Company’s deep water port facilities on both the East and West coasts of the U.S. (in Everett, Massachusetts; Oakland, California; Portland, Oregon; and Tacoma, Washington) and access to port facilities in Rhode Island, Hawaii and Puerto Rico allow the Company to meet the demand for recycled metal by steel manufacturers located in Europe, Asia, Central America and Africa. The Company’s processing facilities in the Southeastern U.S. also provide access to the automobile and steel manufacturing industries in that region. Periodically, fluctuating or volatile supply and demand conditions affect market prices for and volumes of recycled ferrous and nonferrous metal in global markets and for steel products in the Western U.S. and can have a significant impact on the results of operations for all three operating segments, as can freight rates and the availability of transportation.

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

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  27

equipment, reliance on key pieces of equipment, cost and availability of product transportation, availability of credit and ability of customers to perform on contracts, supply and price of raw materials, union relationships, and pension and postretirement benefits. These key factors and trends are discussed elsewhere in this annual report.

Executive Overview

During fiscal 2009, the Company faced difficult market conditions, including an unprecedented drop in the demand for recycled metals and finished steel products. The onset of the weak economic environment and the worldwide financial crisis resulted in a rapid and steep drop in both sales volumes and sales prices from those experienced in the previous fiscal year in all of the Company’s operating segments that resulted in a charge of $52 million to reduce inventory to net realizable value in the first quarter. In the face of this environment, the Company undertook a series of actions to adjust its costs and production levels to meet the lower demand that included the implementation of a cost containment program which included reducing production output, lowering purchase costs, reducing full time headcount, and lowering selling, general and administrative expenses (“SG&A”) costs, incentive compensation and outside services.

By reducing production output to match lower demand and lowering its cost structure accordingly including an 8% reduction of it’s full-time workforce, the Company was able to significantly reduce controllable production and SG&A costs. By controlling costs, reducing inventory levels and actively managing the cash spreads between the selling prices for recycled metal and steel products and the cost of purchasing raw materials as well as benefiting from an uptick in sales volume in the fourth quarter, the Company was able to generate sequentially improving quarterly operating results (see graph of operating income (loss) below) and positive operating cash flows during the year of $288 million, a $146 million increase over the prior fiscal year. These initiatives have strengthened the Company’s ability to weather the current market environment.

The following graph presents operating income (loss) by quarter for fiscal 2009 (in thousands):

(1)	Corporate expense and intercompany eliminations are included in the consolidated results.

28  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

The Company also completed four acquisitions during fiscal 2009 that expanded its MRB operations into Puerto Rico and further enhanced its position on the West Coast and its Auto Parts Business presence in Northern California (see Note 7 – Business Combinations in the notes to the consolidated financial statements in Item 8 of this report). The Company was able to make these acquisitions and additional capital improvements while reducing debt, net of cash, from $169 million at August 31, 2008 to $71 million at August 31, 2009 (refer to Non-GAAP Financial Measures below).

In October 2009, the Company completed the acquisition of four self-service used auto parts facilities and the sale of its full-service used auto parts operation to LKQ Corporation. The self-service operations are located near the Company’s Metals Recycling Business export facility located in Portland, Oregon and represent the Company’s first used auto parts operations in the Pacific Northwest. The Company’s acquisition of two additional facilities, which will increase the number of used auto parts facilities that the Company operates in the Dallas-Fort Worth Metroplex to four, is expected to be effective in January 2010. All of the acquired facilities will operate under the Company’s Pick-N-Pull brand.

The following items represent a summary of financial information for fiscal 2009:

•	Revenues of $1.9 billion, compared to record revenues of $3.6 billion in the prior year;
•	Net loss of ($32) million, or ($1.14) per share, compared to record net income of $249 million, or $8.61 per share, in the prior year;
•	Net cash provided by operating activities of $288 million, compared to $142 million in the prior year;
•	Cash on hand of $41 million, compared to $15 million at prior year end; and
•	Debt, net of cash, of $71 million, compared to $169 million in the prior year.

The Company generated consolidated revenues of $1.9 billion for fiscal 2009, reflecting a $1.7 billion decrease from fiscal 2008. Consolidated operating loss was ($58) million, a $460 million decrease from consolidated operating income of $402 million in fiscal 2008. The net loss was ($32) million, a $281 million decrease from net income of $249 million in fiscal 2008. Diluted net loss per share for the year was ($1.14), a decrease of $9.75 from diluted net income per share of $8.61 in fiscal 2008. These decreases were primarily due to the worldwide economic crisis which reduced demand for scrap, recycled metal and finished steel products throughout the period. Included in the 2009 operating loss was the $52 million inventory change discussed above, which was offset by a $53 million reduction in SG&A expenses compared to fiscal 2008. This decrease in SG&A expenses was primarily due to lower compensation-related expenses, including incentive compensation, and reduced expenses resulting from cost containment measures which reduced headcount and other non-compensation related costs. Also included in the operating loss was a $2 million gain due to a settlement agreement to resolve disputes that had arisen from the Hugo Neu separation and termination agreement (see Note 11 – Commitments and Contingencies in the notes to the consolidated financial statements in Item 8 of this report). Other income (expense) for 2009 increased by $10 million when compared to the same period in fiscal 2008, primarily due to the settlement agreement discussed above and a $5 million reduction in interest expense.

MRB generated revenues of $1.5 billion, a $1.6 billion decrease from fiscal 2008. This included a $1.4 billion, or 52%, decrease in ferrous revenues and a $209 million, or 45%, decrease in nonferrous revenues. The decrease in ferrous revenues was driven by a 39% decrease in average net selling price for ferrous and a 19% decrease in ferrous sales volumes. Ferrous volumes in fiscal 2009 decreased due to lower demand and reduced availability of raw materials arising from weaker global market conditions. The decrease in nonferrous revenues was driven by a 41% decrease in the average net sales price, and a 10% decrease in pounds sold due to lower demand and reduced availability of raw materials. MRB had operating income of $13 million, compared to $357 million in fiscal 2008.

APB generated revenues of $266 million, an $86 million decrease from fiscal 2008. The decrease over prior year was driven by a $49 million decrease in scrap vehicle revenue due to lower sales volume and prices, a $34 million decrease in core revenue due to lower sales volumes and prices, and a $3 million decrease in parts revenues. APB had an operating loss of ($3) million compared to operating income of $47 million in fiscal 2008.

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  29

SMB generated revenues of $263 million, a $340 million decrease from fiscal 2008. The decrease over prior year reflected lower demand due to weaker economic and market conditions, which caused a reduction in finished steel sales volumes and a decrease in average net selling prices for finished steel products. Sales volumes for finished steel products decreased 395,000 tons, or 51%, to 381,000 tons in fiscal 2009 compared to the prior year. The average net selling price decreased $111 per ton to $617 per ton in fiscal 2009 compared to fiscal 2008 due to reduced demand. SMB had an operating loss of ($42) million compared to operating income of $72 million in fiscal 2008.

The Company recorded an income tax benefit for fiscal 2009 as a result of the net loss. The effective tax rate for the year ended August 31, 2009 was a benefit of 40.7%. The effective tax rates for fiscal 2008 and 2007 were an expense of 36.4% and 36.1%, respectively.

Business Acquisitions

The Company intends to continue to focus on growth through value-creating acquisitions and will pursue acquisition opportunities it believes will create shareholder value and generate returns in excess of its cost of capital. With the Company’s historically strong balance sheet, cash flows from operations and available borrowing capacity, the Company believes it is in a position to continue to complete reasonably priced acquisitions fitting the Company’s long-term strategic plans. Refer to Part I, Item 1 – Business of this report for the detail of acquisitions for fiscal 2009, 2008 and 2007.

Share Repurchases

During fiscal 2009, the Company repurchased 600,000 shares, or approximately 2% of the total shares outstanding, at a total cost of $30 million under the authority granted by its Board of Directors.

30  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

Results of Operations

	For the year ended August 31,
				% Increase/(Decrease)
	2009	2008	2007	2009 vs 2008	2008 vs 2007
Revenues:
Metals Recycling Business	$1,507,655	$3,062,850	$2,089,271	(51%)	47%
Auto Parts Business	266,203	352,682	266,354	(25%)	32%
Steel Manufacturing Business	263,269	603,189	424,550	(56%)	42%
Intercompany revenue eliminations (1)	(136,901)	(377,171)	(207,910)	(64%)	81%

Total revenues	1,900,226	3,641,550	2,572,265	(48%)	42%

Cost of Goods Sold:
Metals Recycling Business	1,419,237	2,619,376	1,852,411	(46%)	41%
Auto Parts Business	212,059	240,385	181,859	(12%)	32%
Steel Manufacturing Business	299,311	522,200	353,810	(43%)	48%
Intercompany cost of goods sold eliminations(1)	(149,493)	(368,108)	(208,153)	(59%)	77%

Total cost of goods sold	1,781,114	3,013,853	2,179,927	(41%)	38%

Selling, General and Administrative Expense:
Metals Recycling Business	82,381	97,959	78,516	(16%)	25%
Auto Parts Business	57,966	67,085	55,445	(14%)	21%
Steel Manufacturing Business	5,958	8,689	6,385	(31%)	36%
Corporate(2)	38,352	63,990	45,684	(40%)	40%

Total SG&A expense	184,657	237,723	186,030	(22%)	28%

Environmental Matters:
Metals Recycling Business	(5,846)	919	(1,814)	NM	NM
Auto Parts Business	(900)	(1,522)	—	(41%)	NA

Total environmental matters	(6,746)	(603)	(1,814)	1019%	(67%)

(Income) from joint ventures:
Metals Recycling Business	(669)	(12,277)	(5,441)	(95%)	126%
Intercompany (profit) loss elimination(3)	(520)	571	—	NM	NA

Total joint venture (income)	(1,189)	(11,706)	(5,441)	(90%)	115%

Operating Income (loss):
Metals Recycling Business	12,552	356,873	165,599	(96%)	116%
Auto Parts Business	(2,922)	46,734	29,050	NM	61%
Steel Manufacturing Business	(42,000)	72,300	64,355	NM	12%

Total segment operating income (loss)	(32,370)	475,907	259,004	NM	84%
Corporate expense	(38,352)	(63,990)	(45,684)	(40%)	40%
Intercompany (profit) loss elimination(4)	13,112	(9,634)	243	NM	NM

Total operating income (loss)	$(57,610)	$402,283	$213,563	NM	88%

NA = Not Applicable

NM = Not Meaningful

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  31

(1)

MRB sells recycled ferrous metal to SMB at rates per ton that approximate export prices. In addition, APB sells auto bodies to MRB. These intercompany revenues and cost of goods sold are eliminated in consolidation.

(2)

Corporate expense consists primarily of unallocated expenses for services that benefit all three business segments. As a consequence of this unallocated expense, the operating income of each segment does not reflect the operating income the segment would have as a stand-alone business.

(3)

The joint ventures sell recycled ferrous metal to MRB and then subsequently to SMB at rates per ton that approximate West Coast export market prices. Consequently, these intercompany revenues produce intercompany operating income (loss), which is not recognized until the finished products are sold to third parties, therefore intercompany profit is eliminated while the products remain in inventory.

(4)	Intercompany profits (losses) are not recognized until the finished products are sold to third parties, therefore intercompany profit is eliminated while the products remain in inventory.

Revenues

Consolidated revenues for fiscal 2009 decreased $1.7 billion, or 48%, to $1.9 billion compared to fiscal 2008. Revenues in fiscal 2009 decreased for all business segments, primarily due to the worldwide economic crisis which reduced demand for scrap, recycled metal and finished steel products throughout the period. This reduced demand resulted in lower scrap, recycled metal and finished steel sales volumes and lower average selling prices.

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

Operating Income (Loss)

Consolidated operating income (loss) decreased $460 million to an operating loss of ($58) million for fiscal 2009 compared to consolidated operating income of $402 million in fiscal 2008. As a percentage of revenues, operating income (loss) decreased by 14.1 percentage points for fiscal 2009 compared to fiscal 2008. Weaker year-over-year demand and the impact of declines in anticipated future selling prices, which outpaced the decline in inventory costs, resulted in non-cash NRV inventory write-downs of $52 million (comprised of $29 million at MRB, $32 million at SMB, and ($9) million that was eliminated in consolidation) compared to $49 million in fiscal 2008.

This decrease in operating income (loss) was partially offset by a $4 million release of environmental reserves and a $3 million gain recognized in fiscal 2009, primarily related to resolution of the Hylebos Waterway litigation (see Note 11 – Commitments and Contingencies in the notes to the consolidated financial statements in Item 8 of this report). Additionally, decreases in cost of goods sold and SG&A expenses were due to the Company’s implementation of cost containment measures that included a decrease in headcount of 8%, the suspension of employer contributions to its defined contribution plans effective in March 2009 and other non-labor cost reductions for fiscal 2009. SG&A expenses decreased by $53 million for 2009, to $185 million, compared to fiscal 2008 due to decreased compensation-related expenses of $45 million, reduced expenses resulting from cost containment measures that reduced headcount and other non-compensation related costs including professional and outside services expense of $7 million, compared to the prior year. The reduction in compensation-related expenses was primarily due to a decrease in annual incentive and share-based compensation expense resulting from operating losses incurred by the Company and a $5 million benefit arising from nondeductible executive incentive compensation that was awarded and included as nondeductible officers’ compensation for fiscal 2008 but was voluntarily and irrevocably declined in November 2008. The decline in professional services expense was primarily the result of reduced consulting fees in fiscal 2009, compared to the prior year. Also included in the operating loss for fiscal 2009 was a $2 million gain related to a settlement agreement to resolve disputes that had arisen from the separation and termination agreement relating to the dissolution of the Company’s joint venture with Hugo Neu in September 2005. These reductions were partially offset by a $4 million increase in bad debt expense for fiscal 2009 compared to the prior year resulting from bankruptcies and adverse financial conditions experienced by certain of the Company’s customers, which affected their ability to satisfy their obligations.

32  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

Consolidated operating income increased $188 million in fiscal 2008 compared to fiscal 2007. The increase in operating income was primarily attributable to improved financial results in all business segments resulting from increases in market prices and higher sales volumes, which were partially offset by increases in the purchase costs of raw materials, including an NRV inventory adjustment of $49 million in the fourth quarter of fiscal 2008, and increases in consolidated SG&A expense. As a percentage of revenues, operating income increased by 2.7 percentage points for fiscal 2008 compared to fiscal 2007, mainly as a result of average selling prices increasing at a faster rate than the purchase costs of raw material.

Consolidated SG&A expense increased $52 million, or 28%, to $238 million for fiscal 2008 compared to fiscal 2007. The increase in consolidated SG&A expense for fiscal 2008 was primarily due to a $33 million increase in compensation-related expenses, including annual incentive compensation expense, principally due to the Company’s improved financial and operating performance and increased headcount resulting from the incremental impact of growth during fiscal 2007 and fiscal 2008, a $5 million increase in share-based compensation expense, primarily due to an increased number of participants and an additional year of performance share grants under the Company’s 1993 Stock Incentive Plan, a $3 million increase in professional service costs and a $2 million increase in marketing and advertising costs.

Interest Expense

Interest expense was $3 million, $9 million and $8 million for fiscal 2009, 2008 and 2007, respectively. The decrease from fiscal 2008 to 2009 is the result of lower average interest rates and the Company carrying significantly lower average debt balances during the period. For more information about the Company’s outstanding debt balances, see Note 10 – Long-Term Debt in the notes to the consolidated financial statements in Item 8 of this report.

Other Income, Net, Excluding Interest Expense

Other income was $7 million, $3 million and $4 million for fiscal 2009, 2008 and 2007, respectively. Other income increased by $4 million in fiscal 2009 compared to the prior year because in 2009 the Company recorded a pre-tax gain of $5 million that primarily arose from a settlement agreement to resolve disputes that had arisen from the separation and termination agreement relating to the dissolution of the Company’s joint venture with Hugo Neu in September 2005. For a more detailed discussion of this agreement, see Note 11 – Commitments and Contingencies in the notes to the consolidated financial statements in Item 8 of this report.

Income Tax Expense

In fiscal 2009, the Company recorded an income tax benefit on its pre-tax loss before income taxes and minority interests. The effective tax rate (benefit) was (40.7%), compared to an expense of 36.4% in fiscal 2008.

The effective tax rate for fiscal 2009 reflects the following: the tax effect of the loss, the reversal of $5 million of nondeductible executive incentive compensation expense, the lower foreign tax rate on permanently reinvested foreign earnings, a reduction in contingent state tax liabilities, and a reduction of previously-claimed Internal Revenue Code Section 199 manufacturing deductions. The executive incentive compensation was treated as nondeductible in fiscal 2008, and was voluntarily and irrevocably declined in fiscal 2009, resulting in non-taxable income. The foreign earnings were earned by the Puerto Rico metals recycling operation acquired in February 2009 and were treated as permanently reinvested in Puerto Rico, and therefore no U.S. tax was provided on them. The contingent state tax liabilities were reduced because a settlement was negotiated with one state and statute of limitations expired in two other states. The Section 199 expense primarily represents the estimated reduction in fiscal 2007 Section 199 benefits that will result from the carry back of the fiscal 2009 net operating loss to that earlier year. The income tax benefit for fiscal 2009 was also decreased by other items, none individually material, including adjustments arising out of ongoing tax audits.

The effective tax rate of 36.4% for fiscal 2008 was comparable to the 36.1% effective tax rate for fiscal 2007.

Financial results by segment

The Company operates its business across three reportable segments: MRB, APB and SMB. Additional financial information relating to these business segments is contained in Note 18 – Segment Information in the notes to the consolidated financial statements in Item 8 of this report.

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  33

Metals Recycling Business

	For the Year Ended August 31,
				% Increase/(Decrease)
(in thousands, except for prices)	2009	2008	2007	2009 vs 2008	2008 vs 2007
Ferrous revenues	$1,249,308	$2,590,796	$1,681,853	(52%)	54%
Nonferrous revenues	251,508	460,639	395,737	(45%)	16%
Other	6,839	11,415	11,681	(40%)	(2%)

Total segment revenues	1,507,655	3,062,850	2,089,271	(51%)	47%
Cost of goods sold	1,419,237	2,619,376	1,852,411	(46%)	41%
Selling, general and administrative expense	82,381	97,959	78,516	(16%)	25%
Environmental matters	(5,846)	919	(1,814)	NM	NM
(Income) from joint ventures	(669)	(12,277)	(5,441)	(95%)	126%

Segment operating income (loss)	$12,552	$356,873	$165,599	(96%)	116%

Average Ferrous Recycled Metal Sales Prices ($/LT):(1)
Steel Manufacturing Business(2)	$328	$446	$264	(26%)	69%
Domestic (excludes Steel Manufacturing Business)	$232	$388	$249	(40%)	56%
Export	$262	$445	$270	(41%)	65%
Average	$264	$436	$267	(39%)	63%
Ferrous Sales Volume (LT, in thousands):
Steel Manufacturing Business	335	737	705	(55%)	5%
Other Domestic	418	805	722	(48%)	11%

Total Domestic	753	1,542	1,427	(51%)	8%
Export	3,436	3,655	4,077	(6%)	(10%)

Total Ferrous Sales Volume (LT, in thousands)	4,189	5,197	5,504	(19%)	(6%)

Average Nonferrous Sales Price ($/pound)	$0.61	$1.03	$1.02	(41%)	1%
Nonferrous Sales Volumes (pounds, in thousands)	397,056	439,470	383,086	(10%)	15%
Outbound freight included in Cost of goods sold (in thousands)	$150,775	$332,777	$219,382	(55%)	52%

(1)	Price information is shown after excluding the cost of freight incurred to deliver the product to the customer.
(2)

The average ferrous recycled metal sales price to SMB was higher than the average price because sales volumes and prices were higher than average during the first quarter and sales volumes to SMB were down during the remainder of the fiscal year, relative to external sales activity.

LT = Long Ton, which is 2,240 pounds

NM = Not Meaningful

34  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

Fiscal 2009 compared with fiscal 2008

Revenues

MRB revenues decreased $1.6 billion, or 51%, to $1.5 billion for fiscal 2009, compared to the prior year. This decrease was primarily attributable to lower average net sales prices and lower sales volumes, caused by lower demand and reduced availability of raw materials due to weaker global market conditions in fiscal 2009.

Ferrous revenues decreased $1.4 billion, or 52%, to $1.2 billion during fiscal 2009 compared to the prior year. The decrease in ferrous revenues was driven by reductions in ferrous sales volumes and lower average net selling prices. Ferrous sales volumes decreased 1.0 million tons, or 19%, to 4.2 million tons in fiscal 2009, compared to fiscal 2008. Ferrous export sales volumes decreased 219,000 tons, or 6%, to 3.4 million tons for fiscal 2009 compared to fiscal 2008 due to a reduction in trading volumes. Ferrous domestic sales volumes decreased 789,000 tons, or 51%, to 753,000 tons in fiscal 2009 compared to prior year. These decreases in volume were primarily due to a combination of lower demand and reduced availability of raw materials. The Company also experienced declining prices during the year as the average net ferrous sales price decreased $172 per long ton, or 39%, compared to the prior year, due to lower demand and weaker global market conditions.

Nonferrous revenues decreased $209 million, or 45%, to $252 million in fiscal 2009 compared to the prior year. The decrease in nonferrous revenues was primarily driven by a decrease in the average nonferrous net sales price and sales volumes, caused by lower demand and weaker global market conditions. The average net sales price decreased $0.42, or 41%, to $0.61 per pound during fiscal 2009, compared to the prior year, primarily due to weaker demand. In addition, due to a combination of lower demand and reduced availability, nonferrous pounds shipped decreased 42 million pounds, or 10%, to 397 million pounds for fiscal 2009, compared to fiscal 2008.

Segment Operating Income

Operating income for MRB was $13 million, or 0.8% of revenues, in fiscal 2009, compared to $357 million, or 11.7% of revenues, in fiscal 2008. The decrease in operating income and operating income as a percentage of revenue reflects the impact of the lower net selling prices for ferrous and nonferrous metal, which declined more than the costs of raw materials and freight, and decreased processed ferrous and nonferrous volumes. In addition, income from joint ventures decreased by $12 million, or 95%, over the prior year, primarily due to the weaker demand for scrap metal.

Included in cost of goods sold was a $29 million NRV adjustment to reduce the value of inventory during the first quarter of fiscal 2009 to the lower of cost or market resulting from a significant decline in the future selling prices of scrap metal that began in the second half of the fiscal 2008 fourth quarter, combined with a number of customer renegotiations, deferrals, and cancellations which also occurred during the first quarter of fiscal 2009. Offsetting the decreases in average selling prices and volume was a $16 million decrease in SG&A expenses compared to the prior year, primarily due to $12 million of lower compensation-related expenses, including annual incentive compensation expense, resulting from the Company’s weaker financial and operating performance and decreased headcount, a $5 million decrease in professional and outside services, and a $4 million decrease in share-based compensation expense, partially offset by an increase in bad debt of $4 million and a $3 million increase in legal reserves due to ongoing trade disputes. Also included in the operating income loss was a $4 million release of environmental reserves and a $3 million gain recognized in the first quarter of fiscal 2009, primarily related to the resolution of the Hylebos Waterway litigation.

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

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  35

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

Nonferrous revenues increased $65 million for fiscal 2008 compared to fiscal 2007. The increase in nonferrous revenues was driven primarily by increased volumes. Nonferrous pounds shipped increased 56 million pounds for fiscal 2008 compared to the prior year. The increase in pounds shipped was primarily due to improved recovery of nonferrous materials processed through the new mega-shredders, which have state of the art back-end sorting systems, the higher overall volume being processed at the Company’s facilities, greater purchases of unprocessed materials and the incremental impact of capacity growth experienced during fiscal 2007 and 2008. The average net selling price remained relatively consistent in fiscal 2008 and fiscal 2007. Certain nonferrous metals are a byproduct of the shredding process, and quantities available for shipment are affected by the volume of materials processed through the Company’s shredders.

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

Included in cost of goods sold was a $49 million NRV adjustment to reduce the value of inventory as of August 31, 2008 to the lower of cost or market resulting from a significant decline in the future selling prices of scrap metal that began in the second half of the fiscal 2008 fourth quarter. Further offsetting the increases in average selling prices and volume was a $19 million increase in SG&A expenses compared to the prior year, primarily due to $9 million of higher compensation-related expenses, including annual incentive compensation expense, resulting from the Company’s improved financial and operating performance and increased headcount resulting from the incremental capacity growth experienced during fiscal 2007 and 2008, a $3 million increase in professional and outside services, and a $2 million increase in share-based compensation expense.

Outlook

Despite the weakened economic conditions which existed during most of fiscal 2009, MRB believes that the long-term fundamentals supporting the demand for recycled metals remain positive. During the second half of fiscal 2009, demand in the developing world began to improve; however, the outlook for both the export and domestic markets in fiscal 2010 remains highly uncertain, and the Company is currently unable to provide any guidance for prices and volumes for the fiscal year as a whole. The Company believes these conditions will not improve materially until such time as the global economic environment improves.

36  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

Auto Parts Business

	For the Year Ended August 31,
				% Increase/(Decrease)
($ in thousands)	2009	2008	2007	2009 vs 2008	2008 vs 2007
Revenues	$266,203	$352,682	$266,354	(25%)	32%
Cost of goods sold	212,059	240,385	181,859	(12%)	32%
Selling, general and administrative expense	57,966	67,085	55,445	(14%)	21%
Environmental matters	(900)	(1,522)	—	(41%)	NA

Segment operating income (loss)	$(2,922)	$46,734	$29,050	NM	61%

NA = Not Applicable

NM = Not Meaningful

Fiscal 2009 compared with fiscal 2008

Revenues

APB revenues decreased $86 million, or 25%, to $266 million for fiscal 2009, compared to fiscal 2008, driven by reduced sales volumes and lower average selling prices for scrapped vehicles and cores resulting from the impact of the economic downturn. This included a $49 million decrease in scrap vehicle revenue due to a $126 decrease in the average selling price for scrapped vehicles and a decrease of 49,000 tons, or 13%, in volumes shipped. Core revenue decreased $34 million over the prior year, primarily due to a $101 decrease in the average selling price per core. In addition, parts revenue decreased $3 million over the prior year.

Segment Operating Income (Loss)

The fiscal 2009 operating loss for APB was ($3) million compared to operating income of $47 million for fiscal 2008. As a percentage of revenues, operating loss decreased by 14.3 percentage points for fiscal 2009 compared to operating income in the prior year. The decrease in operating income for fiscal 2009 reflects the impact of lower sales volumes and prices for scrapped vehicles and cores, and the impact of inventory costs not falling as rapidly as selling prices. Included in the operating loss were reductions in SG&A expense of $9 million for fiscal 2009, due to $6 million in lower compensation-related expenses, including incentive compensation, and reduced expenses resulting from cost containment measures which reduced headcount and other non-compensation related costs compared to the same periods in the prior year.

Fiscal 2008 compared with fiscal 2007

Revenues

APB generated revenues of $353 million for fiscal 2008 before intercompany eliminations, an increase of $86 million over fiscal 2007. The increase over the prior year was primarily driven by increased sales volumes of scrapped vehicles and cores, higher average selling prices and higher part sales. Scrap vehicle revenue from the self-service business increased $45 million over the prior year, resulting from a $123 increase in the average scrap selling price per car and an increase of 43,000 tons, or 16%, in volumes shipped. Core revenue increased $26 million over the prior year, primarily due to a $60 increase in the average core selling price per car and an increase of 40,000, or 14%, in cars crushed. In addition, parts revenue increased $13 million over the prior year.

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

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  37

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

Outlook

In general, the results for APB are highly dependent upon both the supply and cost of scrapped vehicles, which are in turn a function of overall economic conditions in the U.S. and Canada. While the availability of scrapped vehicles has recently improved from levels seen during most of fiscal 2009, the supply remains more difficult to obtain than during periods before the recent economic downturn. As a result the cost to acquire an adequate supply of vehicles has not declined as much as the core and scrap revenues generated from processing and selling those vehicles. The Company believes these conditions will not improve materially until such time as the economic environment in the U.S. and Canada improves.

In October 2009, the Company completed the acquisition of four self-service used auto parts facilities and the sale of its full-service used auto parts operation to LKQ Corporation. The self-service operations are located near the Company’s Metals Recycling Business export facility located in Portland, Oregon and represent the Company’s first used auto parts operations in the Pacific Northwest. The Company’s acquisition of two additional facilities, which will increase the number of used auto parts facilities that the Company operates in the Dallas-Fort Worth Metroplex to four, is expected to be effective in January 2010. All of the acquired facilities will operate under the Company’s Pick-N-Pull brand. The acquisition of these six self-service stores will increase the number of self-service stores to 45. As a result of the sale of the full-service operation and subject to performance of the self-service operations, the Company expects segment revenue to decline and operating income to improve, as the full-service operations had revenues of $116 million and an operating loss of $6 million in fiscal 2009 which will be eliminated going forward. Subject to the completion of purchase accounting, in the first quarter of fiscal 2010 the Company expects the loss on the sale to be not less than $15 million, which will primarily reflect the write-off of goodwill.

In the past, APB’s business was not affected by seasonal trends, as the seasonal spikes experienced in the summer months in the self-service business tended to offset the seasonal spikes experienced in the winter months in the full-service business. In the absence of the full service business’ offset going forward, the Company expects that the results of APB will become more seasonal, with sales increasing in the third and fourth quarters, subject to prevailing economic conditions.

Steel Manufacturing Business

	For the Year Ended August 31,
				% Increase/(Decrease)
($ in thousands, except price)	2009	2008	2007	2009 vs 2008	2008 vs 2007
Revenues	$263,269	$603,189	$424,550	(56%)	42%
Cost of goods sold	299,311	522,200	353,810	(43%)	48%
Selling, general and administrative expense	5,958	8,689	6,385	(31%)	36%

Segment operating income (loss)	$(42,000)	$72,300	$64,355	NM	12%

Finished goods average sales price ($/ton)(1)	$617	$728	$575	(15%)	27%
Finished steel products sold (tons, in thousands)	381	776	710	(51%)	9%

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

NM = Not Meaningful

38  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

Fiscal 2009 compared with fiscal 2008

Revenues

SMB revenues decreased $340 million, or 56%, to $263 million for fiscal 2009, compared to fiscal 2008, as a result of reduced sales volumes and average selling prices for finished steel products. Finished goods sales volumes decreased by 395,000 tons, or 51%, to 381,000 tons for fiscal 2009, compared to the same period last year, primarily due to reduced demand resulting from the weakened market conditions. Average finished goods selling prices for fiscal 2009 decreased $111 per ton, or 15%, to $617 per ton compared to the prior year as a result of the reduced demand.

Segment Operating Income (Loss)

The fiscal 2009 operating loss for SMB was ($42) million, in fiscal 2009, compared to operating income of $72 million in fiscal 2008. As a percentage of revenues, operating loss decreased by 27.9 percentage points in fiscal 2009 compared to operating income in the prior year. The decrease in operating income reflects the impact of lower sales volumes caused by weaker market conditions, selling prices that declined faster than costs and lower anticipated future selling prices that resulted in SMB recording a non-cash NRV inventory write-down of $32 million in fiscal 2009. In addition, the decrease in operating income reflected lower production volumes that resulted in $15 million of production costs that could not be capitalized in inventory in fiscal 2009. Included in the operating loss were reductions in SG&A expense of $3 million for fiscal 2009, due to lower compensation-related expenses, including incentive compensation, and reduced expenses resulting from cost containment measures which reduced headcount and other non-compensation related costs compared to the same periods in the prior year. SMB acquired substantially all of its scrap metal requirements from MRB at rates that approximate West Coast export market prices.

Fiscal 2008 compared with fiscal 2007

Revenues

SMB generated revenues of $603 million for fiscal 2008, an increase of $179 million over fiscal 2007. The increase over the prior year was the result of higher average net selling prices for finished steel products and increased sales volumes as SMB was able to use its increased production capacity to take advantage of a lower supply of imported steel products to increase sales in the West Coast steel markets. The average net selling price increased $153 per ton to $728 per ton in fiscal 2008 compared to fiscal 2007 and contributed increased revenues of $109 million. The increase in the average finished goods selling prices was the result of a significant reduction in imported steel caused by strong overseas demand and the weaker U.S. dollar, which created a tight supply of steel products for domestic customers. Finished goods sales volume increased 66,000 tons in fiscal 2008 compared to the prior year due to the factors discussed above and resulted in increased revenues of $48 million.

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

Outlook

SMB sells its products primarily to construction markets located on the West Coast of the U.S. and competes against both domestic and foreign steel manufacturers. As the economic downturn continues to hamper construction spending, demand for SMB’s finished steel products is expected to remain soft in fiscal 2010, with sales volumes and margins heavily dependent upon the timing and strength of the U.S. economic recovery and the Company is currently unable to provide any guidance for prices and volumes for the fiscal year as a whole. The Company believes these conditions will not improve materially until such time as the global economic environment improves.

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  39

Liquidity and Capital Resources

The Company relies on cash provided by operating activities as a primary source of liquidity, supplemented by current cash resources and existing credit facilities.

Sources and Uses of Cash

The Company had cash balances of $41 million, $15 million and $13 million at August 31, 2009, 2008 and 2007, respectively. Cash balances are intended to be used for working capital and capital expenditures. The Company uses excess cash on hand to reduce amounts outstanding on credit facilities. As of August 31, 2009, debt, net of cash, was $71 million compared to $169 million and $131 million at August 31, 2008 and 2007, respectively (refer to Non-GAAP Financial Measures below).

Net cash provided by operating activities in fiscal 2009 was $288 million, an increase of $146 million compared to fiscal 2008. The increase in net cash provided by operating activities was primarily a result of a $199 million decrease in inventory due to lower purchase costs and lower volumes of material purchased and a decrease in accounts receivable of $190 million resulting from cash collections of receivables. These sources of cash were partially offset by uses of cash that included a $79 million decrease in accounts payable due to the reduction in price and volumes of material purchases, a $46 million increase in refundable income taxes, a $42 million decrease in accrued income taxes due to tax payments related to fiscal 2008 and a $36 million decrease in accrued payroll liabilities, mainly due to the payment of fiscal 2008 incentive compensation awards. Net cash provided by operating activities was $142 million and $179 million in fiscal 2008 and 2007, respectively. The decrease in cash provided by operating activities in fiscal 2008 compared to fiscal 2007 was primarily related to the increase in inventory due to higher material costs and volumes and the increase in accounts receivable due to increased sales and timing of collections, partially offset by an increase in other accrued liabilities related to accrued income taxes and increased performance incentive related liabilities.

Net cash used in investing activities in fiscal 2009 was $150 million compared to $128 million in fiscal 2008 and $117 million in fiscal 2007. Net cash used in investing activities in fiscal 2009 included $59 million in capital expenditures to upgrade the Company’s equipment and infrastructure and $93 million in acquisitions completed in fiscal 2009. The increase in outflows for investing activities in fiscal 2008 compared to fiscal 2007 was primarily related to capital expenditures and significant acquisitions that occurred in fiscal 2008.

Net cash used in financing activities for fiscal 2009 was $111 million, compared to $12 million of cash used in financing activities in fiscal 2008 and $74 million of cash used in financing activities in fiscal 2007. The increase in cash used in financing activities from fiscal 2008 to 2009 was primarily due to an increase in debt repayments which were funded by higher levels of cash generation and the decrease from fiscal 2007 to 2008 was primarily due to a lower level of share repurchases.

Credit Facilities

The Company’s short-term borrowings consist primarily of a one year, unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. that expires in March 2010. Interest rates on outstanding indebtedness under the unsecured line of credit are set by the bank at the time of borrowing. The Company had no borrowings outstanding under this facility as of August 31, 2009, compared to $25 million as of August 31, 2008.

The Company maintains a $450 million revolving credit facility that matures in July 2012 pursuant to an unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto. Interest rates on outstanding indebtedness under the amended agreement are based, at the Company’s option, on either the London Interbank Offered Rate (“LIBOR”) plus a spread of between 0.50% and 1.00%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. The weighted average interest rate on this line was 0.78% and 4.24% for the fiscal years ended August 31, 2009 and 2008, respectively. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.10% and 0.25% based on a pricing grid tied to the Company’s leverage

40  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

ratio. As of August 31, 2009 and 2008, the Company had borrowings outstanding under the credit facility of $100 million and $150 million, respectively.

The two bank credit agreements contain various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of August 31, 2009, the Company was in compliance with all such covenants. The Company uses these credit facilities to fund share repurchases, acquisitions, capital expenditures and working capital requirements.

In addition, as of August 31, 2009 and 2008, the Company had $8 million of long-term bonded indebtedness that matures in January 2021.

Acquisitions

The aggregate purchase price paid for acquisitions during fiscal 2009 was $96 million, which includes cash acquired and amounts to be paid of $3 million, compared to $47 million for acquisitions in the prior year. During fiscal 2009, the Company continued to expand its presence in regions in which it operates and in new locations through the acquisitions of value-creating businesses. See “Executive Overview” – Business Acquisitions” above.

Capital Expenditures

Capital expenditures totaled $59 million, $84 million and $81 million for fiscal 2009, 2008 and 2007, respectively. During fiscal 2009, the Company continued its investment in infrastructure improvement projects, including general improvements at a number of its metals recycling facilities, enhancements to the Company’s information technology infrastructure, investments in technology to improve the recovery of nonferrous materials from the shredding process and investments to further improve efficiency and increase capacity, increase worker safety and enhance environmental systems. The Company plans to invest $50 million to $100 million in capital expenditures in fiscal 2010, of which $15 million is expected to be spent on environmental compliance. Potential capital projects in fiscal 2010 are expected to include material handling and processing equipment, enhancements to the Company’s information technology infrastructure, improvements for the facilities, environmental and safety infrastructure, and continued investments in technology to improve the recovery of nonferrous materials from the shredding process and normal equipment replacement and maintenance. The Company believes these investments will create value for its shareholders. The Company expects to use cash from operations and available lines of credit to fund capital expenditures and acquisitions in fiscal 2010.

Share Repurchase Program

Pursuant to a share repurchase program as amended in 2001 and in October 2006, the Company was authorized to repurchase up to 6.0 million shares of its Class A Common stock when management deems such repurchases to be appropriate. Management evaluates long and short-range forecasts as well as anticipated sources and uses of cash before determining the course of action that would best enhance shareholder value. Prior to fiscal 2009, the Company had repurchased approximately 4.5 million shares under the program. In November 2008, the Company’s Board of Directors approved an increase in the shares authorized for repurchase by 3.0 million, to 9.0 million. In fiscal 2009, the company repurchased a total of 600,000 shares under this program. As a result, at August 31, 2009 there were approximately 3.9 million shares available for repurchase under existing authorizations.

Pension Contributions

The Company makes contributions to a defined benefit pension plan, several defined contribution plans and several multi-employer pension plans. Contributions vary depending on the plan and are based upon plan provisions, actuarial valuations and negotiated labor agreements.

In fiscal 2006, the Company froze further benefit accruals in its defined benefit plan. However, recently most defined benefit plans have experienced deterioration in their funded status due to the general decline in investment values. Therefore, due to changes in the market and lower than expected returns on plan assets, the Company made a $3 million contribution to the defined benefit plan in fiscal 2009. The Company does not anticipate making additional

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  41

contributions to the defined benefit plan in fiscal 2010. However, changes in the discount rate or actual investment returns which continue to remain lower than the long-term expected return on plan assets, could result in the Company making future additional contributions.

Effective in March of fiscal 2009, the Company suspended employer contributions to its defined contribution plans. Resumption of these contributions will be based on a variety of factors, including Company performance and overall economic conditions, and it is uncertain whether the Company will make contributions to these plans in fiscal 2010.

In addition, during fiscal 2010 the Company anticipates making $3 million of contributions to the multi-employer plans, including a contribution of $2 million for the multi-employer plan benefiting union employees of SMB. The Company believes any additional funding requirements would not have a material impact on its financial condition. See Note 13 – Employee Benefits in the notes to the consolidated financial statements in Item 8 of this report for further discussion of the Company’s retirement benefit plans.

Assessment of Liquidity and Capital Resources

Historically, the Company’s available cash resources, internally generated funds, credit facilities and equity offerings have financed its acquisitions, capital expenditures, working capital and other financing needs.

The Company generally believes its current cash resources, internally generated funds, existing credit facilities and access to the capital markets will provide adequate financing for acquisitions, capital expenditures, working capital, joint ventures, stock repurchases, debt service requirements, post-retirement obligations and future environmental obligations for the next 12 months. However, continued weak general market conditions may result in the Company further utilizing its available credit lines and curtailing capital and operating expenditures, delaying or restricting acquisitions and share repurchases and reassessing working capital requirements. Should the Company determine, at any time, that it requires additional short-term liquidity, the Company will evaluate available alternatives and take appropriate steps to obtain sufficient additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained, or if obtained, would be adequate or on terms acceptable to the Company. However, the Company believes that its balance sheet at August 31, 2009 and the level of its existing credit facilities should provide additional sources of liquidity if required.

Off-Balance Sheet Arrangements

With the exception of operating leases, the Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations or cash flows. The Company enters into operating leases for both new equipment and property. See Note 11 – Commitments and Contingencies, in the notes to the consolidated financial statements in Item 8, of this report for additional information on the Company’s operating leases.

42  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

Contractual Obligations and Commitments

The Company has certain contractual obligations to make future payments. The following table summarizes these future obligations as of August 31, 2009 (in thousands):

	Payment Due by Period
	2010	2011	2012	2013	2014	Thereafter	Total
Contractual Obligations
Long-term debt	$712	$645	$100,000	$—	$—	$7,700	$109,057
Interest payments on long-term debt	884	877	812	100	100	701	3,474
Capital leases, including interest	863	686	640	584	396	82	3,251
Pension funding obligations	169	168	167	166	165	1,764	2,599
Other accrued liabilities	455	470	300	300	300	—	1,825
Reserve for uncertain tax positions	2,179	1,140	914	—	—	—	4,233
Operating leases	16,006	13,281	9,605	7,225	4,714	6,148	56,979
Service obligation	1,280	543	88	83	30	30	2,054
Purchase obligations:
Materials purchase commitment	1,124	1,124	749	—	—	—	2,997
Natural gas contract(1)	8,600	2,105	—	—	—	—	10,705
Electricity contract(2)	1,274	1,274	116	—	—	—	2,664

Total	$33,546	$22,313	$113,391	$8,458	$5,705	$16,425	$199,838

(1)	SMB has a take-or-pay natural gas contract that currently requires a minimum purchase per day through October 2010, whether or not the amount is utilized.
(2)

SMB has an electricity contract with MWL that requires a minimum purchase of electricity at a rate subject to variable pricing, whether or not the amount is utilized. The fixed portion of the contract obligates SMB to pay $116 thousand per month for eleven months each year until the contract expires in September 2011.

The Company’s reserve for uncertain tax positions was $4 million on August 31, 2009. See Note 15 – Income Taxes in the notes to the consolidated financial statements in Item 8 of this report, for additional information.

Critical Accounting Policies and Estimates

The Company has identified critical accounting estimates, which are those that are most important to the Company’s portrayal of its financial condition and operating results. These estimates require difficult and subjective judgments, including whether estimates are required to be made about matters that are inherently uncertain, if different estimates reasonably could have been used, or if changes in the estimates that are reasonably likely to occur could materially impact the financial statements. Significant estimates underlying the accompanying consolidated financial statements include inventory valuation, goodwill and other intangible asset valuation, environmental costs, assessment of the valuation of deferred income taxes and income tax contingencies, share-based compensation assumptions, revenue recognition and fair value measurements.

Inventories

The Company’s inventories primarily consist of ferrous and nonferrous unprocessed metal, ferrous processed metal, nonferrous recovered joint product, used and salvaged vehicles and finished steel products consisting of rebar, coiled rebar, merchant bar and wire rod. Inventories are stated at the lower of cost or market. MRB determines the cost of ferrous and nonferrous inventories principally using the average cost method and capitalizes substantially all direct costs and yard costs into inventory. MRB allocates material and production costs to joint products using the gross margin method. APB establishes cost for used and salvaged vehicle inventory based on the average price the Company pays for a vehicle. The self-service business capitalizes only the vehicle cost into inventory, while the full-service business capitalizes the vehicle cost, dismantling and, where applicable, storage and towing fees into inventory. SMB

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  43

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

The accounting process utilized by the Company to record unprocessed metal and used and salvaged vehicle inventory quantities relies on significant estimates. With respect to unprocessed metal inventory, the Company relies on weighed quantities that are reduced by estimated amounts that are moved into production. These estimates utilize estimated recoveries and yields that are based on historical trends. Over time, these estimates are reasonably good indicators of what is ultimately produced; however, actual recoveries and yields can vary depending on product quality, moisture content and source of the unprocessed metal. If ultimate recoveries and yields are significantly different than estimated, the value of the Company’s inventory could be materially overstated or understated. To assist in validating the reasonableness of these estimates, the Company runs periodic tests and performs monthly physical inventory estimates. However, due to variations in product density, holding period and production processes utilized to manufacture the product, physical inventories will not necessarily detect all variances. To mitigate this risk, the Company adjusts its ferrous physical inventories when the volume of a commodity is low and a physical inventory count can more accurately predict the remaining volume.

Goodwill and Other Intangible Assets

The Company evaluates the recoverability of goodwill on an annual basis during the second quarter of each fiscal year and upon the occurrence of certain triggering events or substantive changes in circumstances indicating that the fair value of goodwill may be impaired. The Company assesses the existence of any indicators that imply a potential impairment on a monthly basis. This assessment may include the following indicators, some of which involve a significant amount of judgment: a significant reduction in the Company’s expected future cash flows; a significant sustained decline in the Company’s share price and market capitalization that is other-than temporary; a significant adverse change in legal factors or in the business climate; the impairment of a significant asset group within a reporting unit; and an expectation that a significant portion of a reporting unit will be sold or otherwise disposed of significantly before the end of its previously estimated useful life, among other indicators. An adverse change in any of these factors could potentially have a significant impact on the recoverability of these assets and could result in a material impact on the Company’s consolidated results and future cash flows.

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

The goodwill impairment test follows a two step process. In the first step, the fair value of a reporting unit is compared to its carrying value. The Company has allocated the corporate assets and liabilities to each reporting unit so that the carrying value of each reporting unit includes all assets and liabilities related to the operations of that reporting unit. Management must apply judgment in determining the estimated fair value of these reporting units. If the estimated fair value is less than the carrying value of a reporting unit, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation. If the carrying amount of the reporting unit’s goodwill exceeds the implied goodwill value, an impairment loss will be recognized in an amount equal to that excess. In the event of a divestiture of a business unit within a reporting unit, goodwill of the reporting unit is allocated to that business unit based on the

44  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

fair value of the business unit being divested to the total fair value of the reporting unit and a gain or loss on the divestiture is determined. The remaining goodwill in the reporting unit from which the assets were divested is subsequently re-evaluated for impairment.

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

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  45

On October 2, 2009, the Company entered into a definitive agreement to sell the Company’s full-service used auto parts operation, which had been operated as part of the APB reporting unit. The Company identified this divestiture as a triggering event, which resulted in testing goodwill for impairment. Based on the Company’s valuation analysis performed in relation to the divestiture of the full-service operations, the Company determined that the goodwill related to APB was not impaired at August 31, 2009. The Company will continue to monitor its goodwill and indefinite-lived intangible and long-lived assets for possible future impairment.

Environmental Costs

The Company operates in industries that inherently possess environmental risks. To manage these risks, the Company employs both its own environmental staff and outside consultants. Environmental staff and finance personnel meet regularly to stay updated on environmental risks. The Company estimates future costs for known environmental remediation requirements and accrues for them on an undiscounted basis when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The regulatory and government management of these projects is complex, which is one of the primary factors that make it difficult to assess the cost of potential and future remediation. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the financial statements. If further developments or resolution of an environmental matter result in facts and circumstances that are significantly different than the assumptions used to develop these reserves, the accrual for environmental remediation could be materially understated or overstated. Adjustments to these liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or when expenditures for which reserves are established are made. The factors which the Company considers in its recognition and measurement of environmental liabilities include the following:

•	Current regulations, both at the time the reserve is established and during the course of the remediation process, which specify standards for acceptable remediation;
•	Information about the site which becomes available as the site is studied and remediated;
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

Deferred Taxes

Deferred income taxes reflect the differences at fiscal year-end between the financial reporting and tax basis of assets and liabilities, based on enacted tax laws and statutory tax rates. Tax credits are recognized as a reduction of income tax expense in the year the credit arises. Periodically, the Company reviews its deferred tax assets to assess whether a valuation allowance is necessary. A valuation allowance is established to reduce deferred tax assets, including net operating loss carryforwards, to the extent the assets are more likely than not to be unrealized. Although realization is not assured, management believes it is more likely than not that the Company’s deferred tax assets will be realized. If the ultimate realization of the Company’s deferred tax assets is significantly different than the expectations, the value of the Company’s deferred tax assets could be materially overstated. The Company established a valuation allowance of less than $1 million at August 31, 2009 for state tax credits that may expire before they are used.

Share-based Compensation

The Company recognizes compensation expense, net of a forfeiture rate, on a straight-line basis over the requisite service period of the award, which is generally the three-year performance period for performance-based shares. The Company estimated the forfeiture rate based on historical experience. Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of subjective assumptions, including the expected life of the share-based payment awards and stock price volatility, which is based on historical month-end closing stock prices. The assumptions used in calculating the fair value of share-based payment awards represent

46  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s share-based compensation expense for performance-based awards could be materially different in the future. If the Company’s actual payout assumption is materially different from its estimate, the share-based compensation expense could be significantly different from what the Company has recorded in the current period. If the pay-out assumption changed by 50%, share-based compensation related to performance awards would increase or decrease by $2 million. See Note 14 – Share-Based Compensation in the notes to the consolidated financial statements in Item 8 of this report.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” Revenue is recognized when the Company has a contract or purchase order from a customer with a fixed price, the title and risk of loss transfer to the buyer and collectibility is reasonably assured. Title for both scrap metal and finished steel products transfers upon shipment, based on shipping terms. A significant portion of the Company’s ferrous export sales of recycled metal are made with letters of credit, reducing credit risk. However, domestic recycled ferrous metal sales, nonferrous sales and sales of finished steel are generally made on open account. Nonferrous export sales typically require a deposit prior to shipment. For retail sales by APB, revenues are recognized when customers pay for parts or when wholesale products are shipped to the customer location. Additionally, the Company recognizes revenues on partially loaded shipments when detailed documents support revenue recognition based on transfer of title and risk of loss. Historically, there have been very few sales returns and adjustments that impact the ultimate collection of revenues; therefore, no material provisions have been made when the sale is recognized.

Fair Value Measurements

On September 1, 2008, the Company adopted the accounting standards which defined fair value. Fair value is measured using inputs from the three levels of the fair value hierarchy. Classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are described as follows:

•	Level 1 – Unadjusted quoted prices in active markets.
•	Level 2 – Directly and indirectly observable market data.
•	Level 3 – Unobservable inputs with no market data correlation.

The Company uses quoted market prices whenever available, or seeks to maximize the use of observable inputs and minimize the use of unobservable inputs when quoted market prices are not available, when developing fair value measurements. The Company’s only financial instrument subject to fair value measurement is its outstanding natural gas contract (Level 2) for the Steel Manufacturing Business, which is measured at fair value using a model derived from observable market data. This model considers various inputs including: (a) quoted futures prices for commodities, (b) time value, and (c) the Company’s credit risk, as well as other relevant economic measures. See Note 12 – Derivative Financial Instruments and Fair Value Measurements in the notes to the consolidated financial statements in Item 8 of this report.

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

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  47

Company will retrospectively apply the applicable classification and presentation provisions of SFAS 160. All other requirements of SFAS 160 shall be applied prospectively. Early adoption is prohibited for both standards.

In February 2008, the FASB issued FASB Staff Position No. (“FSP”) 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for non-recurring non-financial assets and liabilities, until the fiscal year beginning September 1, 2009. The Company’s significant non-financial assets and liabilities that could be impacted by this deferral include assets and liabilities initially measured at fair value in a business combination and goodwill tested annually for impairment. Although we believe the adoption may impact the way that we determine the fair value of goodwill, indefinite-lived intangible assets, and other long-lived assets, the Company does not expect it to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which provides guidance on an employer’s disclosures about the plan assets of a defined benefit pension or postretirement plan and will require additional disclosure regarding investment policies and strategies, fair value of each major asset category based on risks of the assets, inputs and valuations techniques used to estimate fair value, fair value measurement hierarchy levels under SFAS 157 for each asset category and significant concentration of risk information. This standard will be effective for the Company for the fiscal year ending August 31, 2010. FSP 132(R)-1 will enhance and provide more visibility over the Company’s footnote disclosures surrounding the plan assets of the Company’s defined benefit pension plan.

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly.” FSP 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. FSP 157-4 is required to be applied prospectively with retrospective application prohibited. This standard is effective for the Company for the fiscal period ending August 31, 2009 and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This standard became effective for the Company September 15, 2009. The adoption of SFAS No. 168 is not expected to have a material impact on the Company’s consolidated financial consolidated, results of operations or cash flows.

48  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

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

Management believes that this non-GAAP financial measure allows for a better understanding of the Company’s operating and financial performance. This non-GAAP financial measure should be considered in addition to, but not as a substitute for, the most directly comparable U.S. GAAP measure. The following is a reconciliation of debt, net of cash (in thousands):

	August 31, 2009	August 31, 2008	August 31, 2007
Short-term borrowings and capital lease obligations, current	$1,317	$25,490	$20,275
Long-term debt and capital lease obligations, net of current maturities	110,414	158,933	124,079

Total debt	111,731	184,423	144,354
Less: cash and cash equivalents	41,026	15,039	13,410

Total debt, net of cash	$70,705	$169,384	$130,944

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  49

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

The Company is exposed to commodity price risk, mainly associated with variations in the market price for finished steel products, ferrous and nonferrous metal, including scrap, autobodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. The Company responds to changes in recycled metal selling prices by adjusting purchase prices on a timely basis and by turning rather than holding inventory in expectation of higher prices. The Company actively manages its exposure to commodity price risk and monitors the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on spot market prices, and generally orders are placed 30 to 90 days ahead of shipment date. However, financial results may be negatively impacted when selling prices fall faster than adjustments to purchase prices or average inventory costs can be made, when customers fail to meet their contractual obligations or when levels of inventory have an anticipated net realizable value that is below average cost. If SMB’s estimate of finished steel product selling prices per ton decreased by 10%, based on inventory on hand at August 31, 2009, there would be a non-cash NRV write-down of $4 million within the SMB segment.

The Company is also exposed to risks associated with fluctuations in the market prices for natural gas, most significantly related to SMB’s energy requirements for its steel mini-mill facility. The Company’s risk strategy associated with the purchase of commodities utilized within its production processes has generally been to make certain commitments with suppliers relating to future and expected requirements for such commodities. SMB has a ‘take-or-pay’ natural gas contract based on fixed prices that expires on May 31, 2011 and obligates it to purchase minimum quantities per day through October 2010, whether or not the amount is utilized. As of August 31, 2009 the fair value of the natural gas contract derivative and the unrealized loss was $6 million, compared to $4 million at August 31, 2008. The fair value of the natural gas contract derivative is determined using a forward price curve based on observable market price quotations at a major natural gas trading hub. The Company’s valuation model is updated monthly to reflect current market information. A hypothetical 10% increase or decrease in forward market prices for contracted volumes would have changed the fair value at August 31, 2009 by less than $1 million.

Interest Rate Risk

The Company is exposed to market risk associated with changes in interest rates related to its debt obligations. The Company’s credit line and revolving credit facility are variable in rate and therefore have exposure to changes in interest rates. If market interest rates had changed 10% from actual interest rate levels in fiscal 2009 or 2008, the effect on the Company’s interest expense and net income would not have been material.

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

MRB generally ships ferrous bulk sales to foreign customers under contracts supported by letters of credit issued or confirmed by banks deemed credit-worthy by the Company. The letters of credit ensure payment by the customer. As MRB generally sells its export recycled ferrous metal under contracts or orders that generally provide for shipment within 30 to 90 days after the price is agreed, MRB’s customers typically do not have difficulty obtaining letters of credit from their banks in periods of rising ferrous prices, as the value of the letters of credit are collateralized by the value of the inventory on the ship. However, in periods of declining prices, MRB’s customers may not be able to obtain letters of credit for the full sales value of the inventory to be shipped. As such, the Company may need to extend credit on open terms for the difference between the sales value under the contract and the value supported by the letter of credit. In addition, the Company could be exposed to loss if a customer fails to pay or the bank providing the letter of credit fails.

50  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

As of August 31, 2009 and 2008, 49% of the Company’s trade accounts receivable balance was covered by letters of credit. Of the remaining balance as of August 31, 2009, 85% was less than 60 days past due, compared to 99% as of August 31, 2008.

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  51

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules and exhibits are omitted, as the information is not applicable or is not required.

52  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management determined that the Company’s internal control over financial reporting was effective as of August 31, 2009.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report, also audited the effectiveness of the Company’s internal control over financial reporting as of August 31, 2009, as stated in their report included herein.

Tamara L. Lundgren	Richard D. Peach
President and Chief Executive Officer	Chief Financial Officer
October 27, 2009	October 27, 2009

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  53

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Schnitzer Steel Industries, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Schnitzer Steel Industries, Inc. and its subsidiaries at August 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 2 and 13 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other post-retirement plans as of August 31, 2007. As discussed in Note 15 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions as of September 1, 2007.

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

PricewaterhouseCoopers LLP

Portland, Oregon

October 27, 2009

54  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	August 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$41,026	$15,039
Accounts receivable, net of allowance of $7,509 in 2009 and $3,049 in 2008	117,666	314,993
Inventories, net	184,455	429,061
Deferred income taxes	10,027	7,808
Refundable income taxes	46,972	825
Prepaid expenses and other current assets	10,868	11,800

Total current assets	411,014	779,526
Property, plant and equipment, net	447,228	431,898
Other assets:
Investment in and advances to joint venture partnerships	10,812	11,896
Goodwill	366,559	306,186
Intangibles, net	20,422	15,389
Other assets	12,198	9,958

Total assets	$1,268,233	$1,554,853

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and capital lease obligations	$1,317	$25,490
Accounts payable	72,289	161,288
Accrued payroll and related liabilities	23,636	64,453
Environmental liabilities	3,148	3,652
Accrued income taxes	776	42,774
Other accrued liabilities	38,963	47,265

Total current liabilities	140,129	344,922
Deferred income taxes	44,523	16,807
Long-term debt and capital lease obligations, net of current maturities	110,414	158,933
Environmental liabilities, net of current portion	38,760	40,052
Other long-term liabilities	11,657	11,588
Minority interests	3,383	4,399
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock–20,000 shares authorized, none issued	—	—
Class A common stock–75,000 shares $1.00 par value authorized, 21,402 and 21,592 shares issued and outstanding	21,402	21,592

Class B common stock–25,000 shares $1.00 par value authorized, 6,268 and 6,345 shares issued and outstanding	6,268	6,345
Additional paid-in capital	—	11,425
Retained earnings	894,243	939,181
Accumulated other comprehensive loss	(2,546)	(391)

Total shareholders’ equity	919,367	978,152

Total liabilities and shareholders’ equity	$1,268,233	$1,554,853

See Notes to Consolidated Financial Statements

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  55

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended August 31,
	2009	2008	2007
Revenues	$1,900,226	$3,641,550	$2,572,265
Operating expense:
Cost of goods sold	1,781,114	3,013,853	2,179,927
Selling, general and administrative	184,657	237,723	186,030
Environmental matters	(6,746)	(603)	(1,814)
(Income) from joint ventures	(1,189)	(11,706)	(5,441)

Operating income (loss)	(57,610)	402,283	213,563
Other income (expense):
Interest income	1,179	748	1,106
Interest expense	(3,342)	(8,649)	(8,213)
Other income, net	6,226	1,896	2,509

Total other income (expense)	4,063	(6,005)	(4,598)

Income (loss) before income taxes and minority interests	(53,547)	396,278	208,965
Income tax (expense) benefit	21,817	(144,203)	(75,333)

Income (loss) before minority interests	(31,730)	252,075	133,632
Minority interests, net of tax	(499)	(3,392)	(2,298)

Net income (loss)	$(32,229)	$248,683	$131,334

Net income (loss) per share - basic	$(1.14)	$8.79	$4.38

Net income (loss) per share - diluted	$(1.14)	$8.61	$4.32

See Notes to Consolidated Financial Statements

56  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Class A		Class B		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at August 31, 2006	22,793	$22,793	7,986	$7,986	$137,281	$564,165	$1,874	$734,099
Net income	—	—	—	—	—	131,334	—	131,334
Foreign currency translation adjustment (net of tax of $417)	—	—	—	—	—	—	631	631

Comprehensive income								131,965
Effect of adopting pension standard (net of tax benefit of $499)	—	—	—	—	—	—	(814)	(814)
Share repurchases	(2,500)	(2,500)	—	—	(107,650)	—	—	(110,150)
Stock options exercised and restricted stock units vested	280	280	—	—	832	—	—	1,112
Class B common stock converted to Class A common stock	658	658	(658)	(658)	—	—	—	—
Share-based compensation expense	—	—	—	—	9,801	—	—	9,801
Excess tax benefits from stock options exercised and restricted stock units vested	—	—	—	—	1,080	—	—	1,080
Cash dividends paid - common ($0.068 per share)	—	—	—	—	—	(2,029)	—	(2,029)

Balance at August 31, 2007	21,231	$21,231	7,328	$7,328	$41,344	$693,470	$1,691	$765,064
Net income	—	—	—	—	—	248,683	—	248,683
Foreign currency translation adjustment (net of tax benefit of $194)	—	—	—	—	—	—	(251)	(251)
Net actuarial loss (net of tax benefit of $939)	—	—	—	—	—	—	(1,831)	(1,831)

Comprehensive income								246,601
Cumulative effect related to adoption of tax standard	—	—	—	—	—	(1,055)		(1,055)
Share repurchases	(694)	(694)	—	—	(44,165)	—	—	(44,859)
Class A common stock issued	8	8	—	—	527	—	—	535
Restricted stock withheld for taxes	(22)	(22)	—	—	(2,212)	—	—	(2,234)
Issuance of restricted stock	60	60	—	—	(60)	—	—	—
Stock options exercised and restricted stock units vested	26	26	—	—	497	—	—	523
Class B common stock converted to Class A common stock	983	983	(983)	(983)	—	—	—	—
Share-based compensation expense	—	—	—	—	14,487	—	—	14,487
Excess tax benefits from stock options exercised and restricted stock units vested	—	—	—	—	1,007	—	—	1,007
Dividends paid and declared - common ($0.068 per share)	—	—	—	—	—	(1,917)	—	(1,917)

Balance at August 31, 2008	21,592	$21,592	6,345	$6,345	$11,425	$939,181	$(391)	$978,152
Net loss	—	—	—	—	—	(32,229)	—	(32,229)
Foreign currency translation adjustment (net of tax benefit of $268)	—	—	—	—	—	—	(358)	(358)
Net actuarial loss (net of tax benefit of $796)	—	—	—	—	—	—	(1,260)	(1,260)
Net unrealized loss on cash-flow hedges (net of tax benefit of $313)	—	—	—	—	—	—	(537)	(537)

Comprehensive loss								(34,384)
Share repurchases	(600)	(600)	—	—	(18,495)	(10,801)	—	(29,896)
Class A common stock issued	106	106	—	—	(106)	—	—	—
Restricted stock withheld for taxes	(132)	(132)	—	—	(3,863)	—	—	(3,995)
Issuance of restricted stock	239	239	—	—	(239)	—	—	—
Stock options exercised	120	120	—	—	1,561	—	—	1,681
Class B common stock converted to Class A common stock	77	77	(77)	(77)	—	—	—	—
Share-based compensation expense	—	—	—	—	8,898	—	—	8,898
Excess tax benefits from stock options exercised and restricted stock units vested	—	—	—	—	819	—	—	819
Dividends paid and declared - common ($0.068 per share)	—	—	—	—	—	(1,908)	—	(1,908)

Balance at August 31, 2009	21,402	$21,402	6,268	$6,268	$—	$894,243	$(2,546)	$919,367

See Notes to Consolidated Financial Statements

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  57

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(32,229)	$248,683	$131,334
Noncash items included in net income (loss):
Depreciation and amortization	60,681	51,362	40,563
Inventory write-down	51,968	48,967	—
Minority and pre-acquisition interests	499	3,392	2,298
Deferred income taxes	24,727	2,582	8,134
Undistributed equity in earnings of joint ventures	(537)	(12,277)	(5,440)
Share-based compensation expense	8,898	14,487	9,801
Excess tax benefit from stock options exercised	(819)	(1,007)	(1,080)
(Gain) loss on disposal of assets	(2,034)	414	1,486
Environmental matters	(3,510)	(603)	(1,814)
Voluntary incentive award forfeitures	(5,504)	—	—
Unrealized loss on derivatives	1,161	2,541	1,358
Bad debt expense	8,916	4,445	1,473
Gain on settlement of joint venture separation and termination agreement	(6,761)	—	—
Changes in assets and liabilities:
Accounts receivable	189,511	(135,140)	(44,348)
Inventories	198,840	(215,812)	15,369
Refundable income taxes	(46,147)	881	5,661
Prepaid expenses and other current assets	4,185	(3,756)	(2,271)
Intangibles and other long term assets	(4,514)	(3,564)	(1,095)
Accounts payable	(79,086)	54,108	17,432
Accrued payroll liabilities	(35,851)	21,251	10,725
Other accrued liabilities	(4,491)	17,361	603
Accrued income taxes	(41,998)	38,162	(349)
Investigation reserve	—	—	(15,225)
Environmental liabilities	(577)	(1,243)	(358)
Other long-term liabilities	(1,574)	(320)	2,563
Distributed equity in earnings of joint ventures	3,825	6,850	2,495

Net cash provided by operating activities	287,579	141,764	179,315

Cash flows from investing activities:
Capital expenditures	(59,044)	(84,262)	(80,853)
Acquisitions, net of cash acquired	(93,053)	(46,888)	(44,634)
(Advances to) payments from joint ventures, net	(1,876)	3,092	1,980
Proceeds from sale of assets	3,497	917	282
Cash flows used in non-hedge derivatives	—	(822)	(1,908)
Restricted cash	—	—	7,725

Net cash used in investing activities	(150,476)	(127,963)	(117,408)

Cash flows from financing activities:
Proceeds from line of credit	331,700	490,500	469,900
Repayment of line of credit	(356,700)	(485,500)	(449,900)
Borrowings from long-term debt	440,500	1,414,600	846,511
Repayment of long-term debt	(491,329)	(1,379,946)	(826,739)
Repurchase of Class A common stock	(29,896)	(44,859)	(110,150)
Stock withheld for taxes under employee share-based compensation plan	(3,995)	(2,234)	—
Excess tax benefit from stock options exercised	819	1,007	1,080
Stock options exercised and restricted stock units vested	1,681	523	1,112
Distributions to minority interests	(1,286)	(4,705)	(3,939)
Dividends declared and paid	(2,386)	(1,434)	(2,029)

Net cash used in financing activities	(110,892)	(12,048)	(74,154)

Effect of exchange rate changes on cash	(224)	(124)	301
Net increase (decrease) in cash and cash equivalents	25,987	1,629	(11,946)
Cash and cash equivalents at beginning of period	15,039	13,410	25,356

Cash and cash equivalents at end of period	$41,026	$15,039	$13,410

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$3,329	$8,400	$9,837
Income taxes, net of refunds received	$42,443	$97,825	$59,554

See Notes to Consolidated Financial Statements

58  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations

Founded in 1906, Schnitzer Steel Industries, Inc. (the “Company”), an Oregon corporation, is currently one of the nation’s largest recyclers of ferrous and nonferrous scrap metal, a leading recycler of used and salvaged vehicles and a manufacturer of finished steel products.

The Company operates in three reportable segments that include the Metals Recycling Business (“MRB”), the Auto Parts Business (“APB”) and the Steel Manufacturing Business (“SMB”). MRB purchases, collects, processes, recycles, sells and brokers recycled metal by operating one of the largest metal recycling businesses in the United States (“U.S.”). APB is one of the country’s leading self-service and full-service used auto parts networks. Additionally, APB is a supplier of autobodies to MRB, which processes the autobodies into sellable recycled metal. SMB purchases recycled metal from MRB and uses its mini-mill to process the recycled metal into finished steel products. The Company provides an end of life cycle solution for a variety of products through its vertically integrated businesses, including sale of used auto parts, procuring autobodies and other metal products and manufacturing them into finished steel products.

As of August 31, 2009, all of the Company’s facilities were located in the U.S. and its territories and Canada.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned and wholly-owned subsidiaries. In addition, the Company holds a 50% interest in five joint ventures which are accounted for under the equity method. All significant intercompany account balances, transactions, profits and losses have been eliminated at August 31, 2009, 2008 and 2007.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and equivalents, accounts receivable, accounts payable, deferred compensation liabilities and debt. The carrying amounts of financial instruments approximate fair value, including debt as it consists of primarily variable interest rate notes. The Company uses the market approach to value its financial assets and liabilities, determined using available market information. Fair value disclosures are included in Note 12 – Derivative Financial Instruments and Fair Value Measurements.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts of $23 million and $51 million as of August 31, 2009 and 2008, respectively.

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

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  59

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest. The Company evaluates the collectibility of its accounts receivable based on a combination of factors, including whether sales were made pursuant to letters of credit. In cases where management is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, management records a specific allowance against amounts due and reduces the net recognized receivable to the amount the Company believes will be collected. For all other customers, the Company maintains a reserve that considers the total receivables outstanding, historical collection rates and economic trends. The allowance for doubtful accounts was $8 million and $3 million at August 31, 2009 and 2008, respectively.

Inventories, net

The Company’s inventories primarily consist of ferrous and nonferrous unprocessed metal, ferrous processed metal, nonferrous recovered joint product, used and salvaged vehicles and semi-finished (billets) and finished steel products consisting of rebar, coiled rebar, merchant bar and wire rod. Inventories are stated at the lower of cost or market. MRB determines the cost of ferrous and nonferrous inventories principally using the average cost method and capitalizes substantially all direct costs and yard costs into inventory. MRB allocates material and production costs to joint products using the gross margin method. APB determines the cost for used and salvaged vehicle inventory based on the average price the Company pays for a vehicle. The self-service business capitalizes only the vehicle cost into inventory, while the full-service business capitalizes the vehicle cost, dismantling and, where applicable, storage and towing fees into inventory. SMB determines the cost of its finished steel product inventory based on weighted average costs and capitalizes all direct and indirect costs of manufacturing into inventory. Indirect costs of manufacturing include general plant costs, maintenance, human resources and yard costs. The Company evaluates whether its inventory is properly valued at the lower of cost or market on a quarterly basis. The Company considers estimated future selling prices when determining the estimated net realizable value for its inventory. However, as MRB generally sells its export recycled ferrous metal under contracts that provide for shipment within 30 to 90 days after the price is agreed, it utilizes the selling prices under committed contracts and sales orders for determining the estimated market price of quantities on hand that will be shipped under these contracts and orders.

The Company performs periodic physical inventories to verify the quantity of inventory on hand. Due to variations in product density, holding period and production processes utilized to manufacture the product, physical inventories will not necessarily detect all variances. To mitigate this risk, the Company adjusts its ferrous physical inventories when the volume of a commodity is low and a physical inventory count can more accurately predict the remaining volume.

Property, Plant and Equipment, net

Property, plant and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, while routine repair and maintenance costs are expensed as incurred. Capitalized interest for fiscal 2009 and 2008 was not material. When assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and resulting gains or losses are generally included in operating expenses. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful lives of the property or the remaining lease term, whichever is less. At August 31, 2009, the useful lives used for depreciation and amortization were as follows:

	Useful life	Weighted average Useful life

Buildings	8 to 40 years	25 years
Land improvements	3 to 35 years	13 years
Building and leasehold improvements	5 to 40 years	23 years
Machinery and equipment	3 to 40 years	12 years
ERP systems	8 to 10 years	9 years
Office equipment	2 to 20 years	5 years

60  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-lived Assets

The Company estimates the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists when certain triggering events or circumstances indicate that the carrying value of a long-lived asset may be impaired. If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, the Company records an impairment for the difference between the carrying amount and the fair value of the asset. There were no material adjustments to the carrying value of long-lived assets during the years ended August 31, 2009, 2008 and 2007.

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and intangible assets of the acquired entities. The Company evaluates goodwill and intangibles with an indefinite life annually during the second fiscal quarter and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill or indefinite lived intangible assets may be impaired. Impairment of goodwill is tested at the reporting unit level. The Company’s reporting units, for which goodwill has been allocated, are equivalent to the Company’s operating segments, as all of the components of the respective segments have similar economic characteristics.

The goodwill impairment test follows a two step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess. In the event of a divestiture of a business unit within a reporting unit, goodwill of the reporting unit is allocated to that business unit based on the fair value of the unit being divested to the total fair value of the reporting unit and a gain or loss is determined. The remaining goodwill in the reporting unit from which the assets were divested is subsequently re-evaluated for impairment.

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

On October 2, 2009, the Company entered into a definitive agreement to sell the Company’s full-service used auto parts operation, which had been operated as part of the APB reporting unit. The Company identified this divestiture as a triggering event, which resulted in testing goodwill for impairment. Based on the Company’s valuation analysis performed in relation to the divestiture of the full-service operations, the Company determined that the goodwill related to APB was not impaired. The Company will continue to monitor its goodwill and indefinite-lived intangible and long-lived assets for possible future impairment. Refer to Note 8 – Goodwill and Other Intangibles Assets for further detail.

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  61

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued Worker’s Compensation Costs

The Company is self-insured up to a maximum amount for worker’s compensation claims and as such, a reserve for the costs of unpaid claims and the estimated costs of incurred but not reported claims has been estimated as of the balance sheet date. The Company’s exposure to claims is protected by various stop-loss insurance policies. The estimate of this reserve is based on historical claim experience. At August 31, 2009 and 2008, the Company accrued $6 million for the estimated cost of worker’s compensation claims.

Environmental Liabilities

The Company estimates future costs for known environmental remediation requirements and accrues for them on an undiscounted basis when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated but the timing of incurring the estimated costs is unknown. The Company considers various factors when estimating its environmental liabilities. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or when expenditures for which reserves are established are made.

When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the financial statements. In a number of cases, it is possible that the Company may receive reimbursement through insurance or from other potentially responsible parties for a site. In these situations, recoveries of environmental remediation costs from other parties are recognized when the claim for recovery is actually realized. The amounts recorded for environmental liabilities are reviewed periodically as site assessment and remediation progresses at individual sites and adjusted to reflect additional information that becomes available.

Fair Value Measurements

On September 1, 2008, the Company adopted the accounting standards which define fair value. Fair value is measured using inputs from the three levels of the fair value hierarchy. Classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are described as follows:

•	Level 1 – Unadjusted quoted prices in active markets.
•	Level 2 – Directly and indirectly observable market data.
•	Level 3 – Unobservable inputs with no market data correlation.

The Company uses quoted market prices whenever available, or seeks to maximize the use of observable inputs and minimize the use of unobservable inputs when quoted market prices are not available, when developing fair value measurements. The Company’s only financial instrument subject to fair value measurement is its outstanding natural gas contract for SMB, which is measured at fair value using a model derived from observable market data. This model considers various inputs including: (a) quoted futures prices for commodities, (b) time value, and (c) the Company’s credit risk, as well as other relevant economic measures. The impact of adopting this standard is reflected in the Company’s consolidated financial statements for fiscal 2009 (refer to Note 12 – Derivative Financial Instruments and Fair Value Measurements for further detail).

Derivatives

The Company’s natural gas contract to supply the SMB mini-mill is classified as a derivative, as discussed above with Fair Value Measurements. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments. Derivative instruments are recorded in the Consolidated Balance Sheets at fair value as either assets or liabilities unless they are designated and qualify for the normal purchases and normal sales exemption. Derivative contracts for commodities used in normal business operations that are settled by physical delivery, among other criteria, are eligible for and may be designated as normal purchases and normal sales pursuant to the exemption. Contracts that qualify as normal purchases or normal sales are not marked–to-market.

62  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

When available, quoted market prices or prices obtained through external sources are used to measure a contract’s fair value. The fair value of these instruments is a function of underlying forward commodity prices, related volatility, counterparty creditworthiness and duration of the contracts.

Foreign Currency Translation and Transactions

Assets and liabilities of foreign operations are translated into U.S. dollars at the period-end exchange rate and revenues and expenses of foreign operations are translated into U.S. dollars at the average exchange rate for the period. Translation adjustments are not included in determining net income (loss) for the period, but are recorded as a separate component of shareholders’ equity. Foreign currency transaction gains and losses are generated from the effects of exchange rate changes on transactions denominated in a currency other than the functional currency of the Company, which is the U.S. dollar. Gains and losses on foreign currency transactions are generally required to be recognized in the determination of net income (loss) for the period. The Company records these gains and losses in other income (expense).

Net realized and unrealized foreign currency transaction gains for the year ended August 31, 2009 were less than $1 million. The aggregate amounts of net realized and unrealized foreign currency transaction gains were $1 million and $2 million for the years ended August 31, 2008 and 2007, respectively.

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

Revenue Recognition

The Company recognizes revenue when it has a contract or purchase order from a customer with a fixed price, the title and risk of loss transfer to the buyer and collectibility is reasonably assured. Title for both metal and finished steel products transfers upon shipment, based on shipping terms. A significant portion of the Company’s ferrous export sales of recycled metal are made with letters of credit, reducing credit risk. However, domestic recycled ferrous metal sales, nonferrous sales and sales of finished steel are generally made on open account. Nonferrous export sales typically require a deposit prior to shipment. For retail sales by APB, revenues are recognized when customers pay for parts or when wholesale products are shipped to the customer location. Additionally, the Company recognizes revenues on

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  63

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

partially loaded shipments when detailed documents support revenue recognition based on transfer of title and risk of loss. Historically, there have been very few sales returns and adjustments that impact the ultimate collection of revenues; therefore, no material provisions have been made when the sale is recognized.

Freight Costs

The Company classifies shipping and handling costs billed to customers as revenue and the related costs incurred as a component of cost of goods sold.

Income Taxes

Income taxes are accounted for using an asset and liability method. This requires the recognition of taxes currently payable or refundable and the recognition of deferred tax assets and liabilities for the future tax consequences of events that are recognized in one reporting period on the consolidated financial statements but in a different reporting period on the tax returns. Tax credits are recognized as a reduction of income tax expense in the year the credit arises. See Note 15 – Income Taxes.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, and derivative financial instruments used in hedging activities. The majority of cash and cash equivalents are maintained with two major financial institutions (Bank of America and Wells Fargo Bank, N.A.). Balances in these institutions exceeded the FDIC insurance amount of $250,000 as of August 31, 2009.

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

In addition, the Company is exposed to credit risk with respect to open letters of credit, as most shipments to foreign customers are supported by letters of credit. The Company had $99 million and $153 million of open letters of credit, as of August 31, 2009 and 2008, respectively.

Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the incremental dilutive effect of stock options, restricted stock units (“RSU’s”) and other stock based awards. Certain of the Company’s stock options, RSUs and performance share awards were excluded from the calculation of diluted earnings per share because they were antidilutive, but these options and awards could be dilutive in the future. See Note 16 – Earnings and Dividends Per Share.

Share-Based Compensation

The Company recognizes share-based compensation cost relating to share-based payment transactions over the vesting period, with the cost measured based on the estimated fair value of the equity instruments issued. See Note 14 – Share-based Compensation for further detail.

Pension and Other Postretirement Benefit Plans

The Company sponsors a defined benefit pension plan for certain of its non-union employees. Pension benefits are based on formulas that reflect the employees’ expected service periods based on the terms of the plan and the impact of the Company’s investment and funding decisions.

64  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company reflects the funded status of its defined benefit pension and postretirement benefit plans as a net asset or net liability in its statement of financial position, with an offsetting amount in accumulated other comprehensive income, and recognizes changes in that funded status in the year in which the changes occur through comprehensive income. See Note 13 – Employee Benefits.

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

Reclassifications

Certain prior year amounts have been reclassified within current assets, current liabilities, operating expenses and cash flows from operating activities to conform to the current year presentation. These changes had no impact on previously reported operating income, net income, shareholders’ equity or cash flows from operating activities.

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

In February 2008, the FASB issued FASB Staff Position No. (“FSP”) 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for non-recurring non-financial assets and liabilities, until the fiscal year beginning September 1, 2009. The Company’s significant non-financial assets and liabilities that could be impacted by this deferral include assets and liabilities initially measured at fair value in a business combination and goodwill tested annually for impairment. Although we believe the adoption may impact the way that we determine the fair value of goodwill, indefinite-lived intangible assets, and other long-lived assets, the Company does not expect it to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  65

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

each major asset category based on risks of the assets, inputs and valuations techniques used to estimate fair value, fair value measurement hierarchy levels under SFAS 157 for each asset category and significant concentration of risk information. This standard will be effective for the Company for the fiscal year ending August 31, 2010. FSP 132(R)-1 will enhance and provide more visibility over the Company’s footnote disclosures surrounding the plan assets of the Company’s defined benefit pension plan.

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly.” FSP 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. FSP 157-4 is required to be applied prospectively with retrospective application prohibited. This standard is effective for the Company for the fiscal period ending August 31, 2009 and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This standard became effective for the Company September 15, 2009. The adoption of SFAS No. 168 is not expected to have a material impact on the company’s consolidated financial position, results of operations or cash flows.

Note 4 – Inventories, net

Inventories consisted of the following at August 31 (in thousands):

	2009	2008
Processed and unprocessed scrap metal	$77,607	$279,019
Semi-finished goods (billets)	9,600	17,328
Finished goods	66,936	101,844
Supplies	31,581	31,995
Inventory reserve	(1,269)	(1,125)

Inventories, net	$184,455	$429,061

The Company makes certain assumptions regarding future demand and net realizable value in order to assess that inventory is properly recorded at the lower of cost or market. The assumptions are based on both historical experience and current information.

Due to reduced production levels during fiscal 2009, the Company recognized $19 million of expense during fiscal 2009 for production costs that could not be capitalized in inventory.

66  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following at August 31 (in thousands):

	2009	2008
Machinery and equipment	$507,651	$468,693
Land and improvements	183,979	162,615
Buildings and leasehold improvements	64,656	57,888
Office equipment	31,850	27,424
ERP systems	13,761	6,050
Construction in progress	11,100	28,482

	812,997	751,152
Less: accumulated depreciation	(365,769)	(319,254)

Property, plant and equipment, net	$447,228	$431,898

Depreciation expense for property, plant and equipment was $56 million, $48 million and $39 million for fiscal 2009, 2008, and 2007, respectively.

Note 6 – Investment in and Advances to Joint Ventures

As of August 31, 2009, the Company had five joint venture interests which were accounted for under the equity method of accounting and presented as part of the MRB operations.

The following tables present summarized unaudited financial information for the Company’s joint ventures in which the Company was a partner (in thousands):

	August 31,
	2009	2008
Current assets	$20,685	$35,044
Non-current assets	17,299	16,483

Total assets	$37,984	$51,527

Current liabilities	$9,273	$15,341
Non-current liabilities	1,908	2,493
Partners’ equity	26,803	33,693

Total liabilities and partners’ equity	$37,984	$51,527

	Year Ended August 31,
	2009	2008	2007

Revenues	$53,907	$105,952	$68,831
Operating income	$2,266	$24,707	$10,484
Net income	$2,532	$25,113	$11,020

The Company’s investment in equity method joint venture investments has resulted in cumulative undistributed earnings of $9 million and $12 million at August 31, 2009, and 2008, respectively, that are included as a part of partners’ equity of the joint ventures.

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  67

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Business Combinations

In fiscal 2009, the Company continued its growth strategy by completing the acquisition of four entities and the remaining 25% equity interest in an entity in which the Company previously had a 75% ownership interest, for a total consideration of $96 million. These acquisitions are as follows:

•	In December 2008, the Company completed the acquisition of a metals recycler in Washington to provide an additional source of scrap metal for MRB’s Tacoma, Washington export facility.
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

•	In February 2009, the Company completed the acquisition of a self-service used auto parts business with two locations in California. This acquisition provided additional sources of used auto parts.
•	In March 2009, the Company completed the acquisition of a metals recycler in Nevada to provide an additional source of scrap metal for MRB’s Oakland, California export facility.

The purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the date of acquisition. The excess of the aggregate purchase price over the fair value of the identifiable net assets acquired of $61 million was recorded as goodwill, of which $14 million is expected to be deductible for tax purposes.

The following is a summary of the aggregate fair values of assets acquired and liabilities assumed for acquisitions completed during fiscal 2009 (in thousands):

Assets:
Cash and cash equivalents	$336
Accounts receivable	935
Inventories, net	5,185
Prepaid expenses and other current assets	934
Deferred income taxes	456
Property, plant and equipment, net	23,466
Intangibles, net	8,974
Other assets	2,065
Goodwill	60,853
Liabilities:
Other accrued liabilities	(1,097)
Environmental liabilities	(2,290)
Other long-term liabilities	(1,837)
Deferred income taxes	(1,487)

Aggregate purchase price	96,493
Less: Amounts to be paid	(3,104)
Less: Cash received	(336)

Net cash paid	$93,053

68  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the aggregate of intangible assets and their related lives associated with the purchase of the acquisitions discussed above:

	Life In Years	August 31, 2009
		Gross Carrying Amount	Accumulated Amortization
Goodwill	Indefinite	$60,853	$—
Tradename	1	76	(26)
Employment agreements	2	1,117	(326)
Covenants not to compete	5 - 20	5,646	(186)
Permit and licenses	3	80	(13)
Supply contracts	6	2,055	(214)

		$69,827	$(765)

The following unaudited pro forma summary presents the effect of the businesses acquired during fiscal 2009 as though the businesses had been acquired as of the beginning of the periods presented (in thousands):

	Year ended August 31,
	2009	2008
Revenues	$1,907,135	$3,721,662
Operating income (loss):	$(60,762)	$428,840
Net income (loss):	$(35,091)	$271,684
Net income (loss) per share - basic:	$(1.24)	$9.60
Net income (loss) per share - diluted:	$(1.24)	$9.41

These pro forma results are not necessarily indicative of what actual results would have been had these acquisitions occurred for the periods presented. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any synergies that may be achieved from combining operations.

In fiscal 2008, the Company completed the following acquisitions:

•	In September 2007, the Company acquired a mobile metals recycling business that provides additional sources of scrap metal to MRB’s Everett, Massachusetts facility.
•	The Company acquired two metals recycling businesses in November 2007 and one metals recycling business in February 2008 that expanded the Company’s presence in the Southeastern U.S.
•

In February 2008, the Company acquired the remaining 50% equity interest in an auto parts business located in Nevada in exchange for its 50% interest in the land and buildings, owned by the entity. The acquired business was previously consolidated into the Company’s financial statements because the Company maintained operating control over the entity.

•	In August 2008, the Company acquired a self-service used auto parts business with three locations in the Southern U.S.

In fiscal 2007, the Company completed the following acquisitions:

•	In December 2006, the Company acquired a metals recycling business to provide additional sources of scrap metal for the mega-shredder in Everett, Massachusetts.
•	In May 2007, the Company acquired two metals recycling businesses that separately provide scrap metal to MRB’s Everett, Massachusetts and Tacoma, Washington facilities.

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  69

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquisitions completed in fiscal 2008 and fiscal 2007 were not material, individually or in the aggregate, to the Company’s financial position or results of operations. Pro forma operating results for the fiscal 2008 and 2007 acquisitions are not presented, since the aggregate results would not be significantly different than reported results.

The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified assets acquired in the transactions described above for a number of reasons, including but not limited to the following:

•	The Company will benefit from the assets and capabilities of these acquisitions, including additional resources, skills and industry expertise;
•	The acquired businesses enhance the Company’s regional market position; and
•	The Company anticipates cost savings, efficiencies and synergies.

Note 8 – Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill by reporting segment for the years ended August 31, 2009 and 2008, respectively, are as follows (in thousands):

	MRB	APB	Total
Balance as of August 31, 2007	$152,144	$124,939	$277,083
Fiscal 2008 acquisitions	18,701	11,152	29,853
Foreign currency translation adjustment	—	(107)	(107)
Purchase accounting adjustments	(643)	—	(643)

Balance as of August 31, 2008	$170,202	$135,984	$306,186
Fiscal 2009 acquisitions	58,775	2,078	60,853
Foreign currency translation adjustment	—	(480)	(480)

Balance as of August 31, 2009	$228,977	$137,582	$366,559

The following table presents the Company’s intangible assets and their related lives as of August 31 (in thousands):

	Life In Years	2009		2008
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangibles:
Tradename	Indefinite	$750	$—	$750	$—
Tradename	20	972	(227)	972	—
Tradename	1 – 6	583	(275)	507	(150)
Employment agreements	2	1,117	(326)	—	—
Covenants not to compete	3 – 20	22,782	(9,949)	16,490	(7,063)
Leasehold interests	4 – 25	1,550	(540)	1,550	(402)
Lease termination fee	15	200	(191)	200	(177)
Permits & licenses	3	80	(13)	—	—
Supply contracts	Indefinite	361	—	361	—
Supply contracts	5 – 6	5,269	(1,931)	3,214	(1,073)
Real property options	Indefinite	210	—	210	—

		$33,874	$(13,452)	$24,254	$(8,865)

70  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total intangible asset amortization expense for the years ended August 31, 2009, 2008, and 2007 was $5 million, $4 million and $2 million, respectively. The estimated amortization expense, based on current intangible asset balances, for the next five fiscal years beginning September 1, 2009 is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2010	$4,711
2011	3,282
2012	2,222
2013	1,449
2014	1,115
Thereafter	6,322

$19,101

Note 9 – Short-Term Borrowings

The Company’s short-term borrowings consist primarily of a one year, unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. that expires in March, 2010. Interest rates on outstanding indebtedness under the unsecured line of credit are set by the bank at the time of borrowing. The Company had no borrowings outstanding under this facility as of August 31, 2009, compared to $25 million as of August 31, 2008. The credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of August 31, 2009 and 2008 the Company was in compliance with all such covenants.

Note 10 – Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following as of August 31, (in thousands):

	2009	2008
Bank unsecured revolving credit facility (0.78% at August 31, 2009)	$100,000	$150,000
Tax-exempt economic development revenue bonds due January 2021, interest payable monthly at a variable rate (0.42% at August 31, 2009), secured by a letter of credit	7,700	7,700
Capital lease obligations (5.62% to 7.14%, due through September 2015)	2,674	1,463
Other	1,357	260

Total long-term debt	111,731	159,423
Less: current maturities	(1,317)	(490)

Long-term debt and capital lease obligations, net of current maturities	$110,414	$158,933

The Company maintains a $450 million revolving credit facility that matures in July 2012 pursuant to an unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto. Interest rates on outstanding indebtedness under the amended agreement are based, at the Company’s option, on either the London Interbank Offered Rate (“LIBOR”) plus a spread of between 0.50% and 1.00%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. The weighted average interest rate on this line was 0.78% and 4.24% for the fiscal years ended August 31, 2009 and 2008, respectively. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.10% and 0.25% based on a pricing grid tied to the Company’s leverage ratio. As of August 31, 2009 and 2008 the Company had borrowings outstanding under the credit facility of $100 million and $150 million, respectively.

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  71

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The bank credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of August 31, 2009 the Company was in compliance with all such covenants.

Principal payments on long-term debt and capital lease obligations during the next five fiscal years and thereafter are as follows (in thousands):

Years ending August 31:	Long-term Debt	Capital Lease Obligation	Total
2010	$712	$863	$1,575
2011	645	686	1,331
2012	100,000	640	100,640
2013	—	584	584
2014	—	396	396
Thereafter	7,700	82	7,782

	109,057	3,251	112,308
Amounts representing interest	—	(577)	(577)

	$109,057	$2,674	$111,731

Note 11 – Commitments and Contingencies

Commitments

The Company leases a portion of its capital equipment and certain of its facilities under leases that expire at various dates through December 26, 2026. Rent expense was $19 million, $21 million and $18 million for fiscal 2009, 2008 and 2007, respectively. See discussion of leases with related parties in Note 17 – Related Party Transactions.

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

The fair value of the natural gas contract is determined using a forward price curve based on observable market price quotations at a major natural gas trading hub. Effective for the delivery period from July 1, 2008 through October 31, 2009, the committed rate is $10.48 per million British Thermal Units (“MMBTU”). The rate increases to $10.99 for the period November 1, 2009 through October 31, 2010. The mark-to-market adjustments on the contract resulted in derivative liability of $6 million as of August 31, 2009. The related mark-to-market expense was recorded as part of cost of goods sold on the income statement. See Note 12 – Derivative Financial Instruments and Fair Value Measurements for further disclosures.

SMB also has an electricity contract with McMinnville Water and Light that requires a minimum purchase of electricity at a rate subject to variable pricing, whether or not the amount is utilized. The contract expires in September 2011.

72  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below sets forth the Company’s future minimum obligations under non-cancelable operating leases from unrelated parties, service obligations and purchase commitments as of August 31, 2009 (in thousands):

Fiscal Year	Operating Leases	Service Obligations	Purchase Commitments	Total
2010	$15,531	$1,280	$10,998	$27,809
2011	13,123	543	4,503	18,169
2012	9,605	88	865	10,558
2013	7,225	83	—	7,308
2014	4,714	30	—	4,744
Thereafter	6,148	30	—	6,178

Total	$56,346	$2,054	$16,366	$74,766

Contingencies-Environmental

The Company evaluates the adequacy of its environmental liabilities on a quarterly basis in accordance with Company policy. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate environmental issues or expenditures are made for which reserves were established.

Changes in the Company’s environmental liabilities were (in thousands):

Reporting Segment	Balance 9/1/2007	Reserves Established/ (Released), Net	Payments	Ending Balance 8/31/2008	Reserves Established/ (Released), Net(1)	Payments	Ending Balance 8/31/2009
Metals Recycling Business	$25,008	$2,939	$(1,243)	$26,704	$(519)	$(577)	$25,608
Auto Parts Business	18,277	(1,277)	—	17,000	(700)	—	16,300

Total	$43,285	$1,662	$(1,243)	$43,704	$(1,219)	$(577)	$41,908

(1)

During fiscal 2009, the Company released $4 million in environmental reserves, primarily related to the resolution of the Hylebos Waterway litigation, which was partially offset by $2 million in environmental liabilities recorded in purchase accounting related to acquisitions completed in fiscal 2009 and $1 million in new reserves.

Metals Recycling Business

At August 31, 2009, MRB’s environmental reserves of $26 million consisted primarily of the reserves established in connection with potential future clean-up of MRB locations at which the Company or its subsidiaries have conducted business or allegedly disposed of certain materials and various sites acquired through acquisitions.

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

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  73

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The DEQ is performing investigations involving the Company sites, which are focused on controlling any current releases of contaminants into the Willamette River. Separately, in January 2008, the Natural Resource Damages Trustee Council (“Trustees”) for Portland Harbor invited the Company and other PRPs to participate in funding and implementing the Natural Resource Injury Assessment for the site. Following meetings among the Trustees and the PRPs, a funding and participation agreement was negotiated under which the participating PRPs agreed to fund the first phase of natural resource damage assessment. The Company joined in that agreement and agreed to pay $100,000 of those costs. The cost of the investigations and remediation associated with these properties is not reasonably estimable until the completion of the data review and further investigations now being conducted by the LWG and the Trustees. In fiscal 2006, the Company recorded a liability for its estimated share of the costs of the investigation incurred by the LWG to date. As of August 31, 2009, the Company has reserved $1 million for investigation costs of the Portland Harbor Superfund site.

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

During the second phase of the dredging in the head of the Hylebos Waterway, which began in July 2004, the Company incurred remediation costs of $16 million during fiscal 2005. The Company’s cost estimates were based on the assumption that dredge removal of contaminated sediments would be accomplished within one dredge season, from July 2004 to February 2005. However, due to a variety of factors, including dredge contractor operational issues and other dredge related delays, the dredging was not completed during the first dredge season. As a result, the Company recorded environmental charges of $14 million in fiscal 2005, primarily to account for additional estimated costs to complete this work during a second dredging season. The Company and the Other Party then incurred additional remediation costs of $7 million during fiscal 2006. The Company and the Other Party filed a complaint in the U.S. District Court for the Western District of Washington at Tacoma against the dredge contractor to recover damages and a significant portion of cost overruns incurred in the second dredging season to complete the project. Following a trial that concluded in February 2007, a jury awarded the Company and the Other Party damages in the amount of $6 million. In the first quarter of fiscal 2009, the judgment was affirmed on appeal, and the Company relieved a liability in the amount of $2 million related to the dredge contractor’s claim for unpaid invoices and recorded a gain in the amount of $3 million with respect to the damages awarded. As of August 31, 2009, environmental reserves for the Hylebos Waterway aggregated less than $1 million.

74  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Metals Recycling Business Sites

The Company’s environmental reserves include approximately $24 million for potential future clean-up of other MRB locations at which the Company or its subsidiaries have conducted business or allegedly disposed of other materials. No environmental compliance enforcement proceedings are currently pending related to these sites.

Auto Parts Business

At August 31, 2009, the Company’s environmental reserves include $16 million for potential future clean-up of APB locations at which the Company or its subsidiaries have conducted business or allegedly disposed of other materials. No environmental compliance enforcement proceedings are currently pending related to these sites.

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

SMB had no environmental reserves at August 31, 2009, 2008 or 2007.

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

During the third quarter of 2009, the Company recognized a $7 million gain, of which $2 million was included in Operating income (loss) and $5 million was included in Other income on the consolidated statement of operations, due to a settlement agreement to resolve disputes that had arisen from the separation and termination agreement relating to the dissolution of the Company’s joint venture with Hugo Neu in September 2005.

Note 12 – Derivative Financial Instruments and Fair Value Measurements

Natural gas price risk management

On December 1, 2008, the Company adopted the additional derivative standards which require enhanced disclosures about the Company’s derivative and hedging activities, as discussed below.

In order to minimize the volatility of its natural gas costs, which represented 2% of SMB’s cost of goods sold for fiscal 2009 and 2008, SMB entered into a take-or-pay natural gas contract that obligates it to purchase a minimum of 3,500 million British Thermal Units (“BTU”) per day through October 31, 2009, and a minimum of 2,000 million BTU per day thereafter, whether or not the amount is utilized. The contract expires on May 31, 2011 and obligates the Company to purchase minimum quantities through October 31, 2010, whether or not the amount is used.

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  75

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value measurement

SMB’s natural gas contract is classified as a derivative instrument and carried at fair value. Fair value for this instrument, the only instrument impacted by the adoption of the fair value measurement standards, is determined using a forward price curve based on observable market price quotations at a major natural gas trading hub. The Company considers nonperformance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of the counterparty when the Company is in an unrealized gain position or on the Company’s own credit spread when the Company is in an unrealized loss position. This assessment of nonperformance risk is generally derived from the credit default swap market or from bond market credit spreads. The impact of the credit risk adjustments for the Company’s outstanding derivative was not material to the fair value calculation at August 31, 2009. Mark-to-market adjustments on this instrument resulted in a derivative liability of $6 million at August 31, 2009 compared to $4 million at August 31, 2008. This amount is classified as a Level 2 fair value measurement under the fair value hierarchy described in Note 2 – Summary of Significant Accounting Policies above.

Derivative designated as a hedging instrument

On September 1, 2008, the Company designated the entire remaining portion of the natural gas contract as a cash flow hedge. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur. Deferred gains and losses in other comprehensive income associated with such derivative instruments are immediately reclassified into earnings to the extent the forecasted transaction will not occur. Due to changes in the expectation of the Company’s future production as a result of changes in market conditions, the Company de-designated the contract as a hedge and re-designated only a portion, 20,000 million BTU per month, as a cash flow hedge in October 2008. The remaining portion of the contract is accounted for as a derivative not designated as a hedge.

Changes in the fair value of the cash flow hedge are recorded in other comprehensive income (“OCI”) to the extent the hedge is effective in offsetting changes in future cash flows for forecasted natural gas purchase transactions. Amounts included in accumulated other comprehensive income (“AOCI”) are reclassified to cost of goods sold when the forecasted purchase transaction is recognized in earnings and when ineffectiveness arises out of the hedge. Included in other accrued liabilities is the fair value of the designated hedge portion of the derivative of $2 million as of August 31, 2009. The effective portion of realized losses reclassified into cost of goods sold was $1 million for the year ended August 31, 2009. The ineffective portion of losses included in cost of goods sold was less than $1 million for the year ended August 31, 2009. The unrealized loss, net of tax, for the effective portion of the hedge was $1 million for the year ended August 31, 2009. Upon de-designation of the cash flow hedge in October 2008, $1 million was reclassified from AOCI to cost of goods sold. Existing unrealized losses, net of tax, of less than $1 million currently recorded in AOCI are expected to be reclassified into cost of goods sold within the next 12 months. No derivatives were designated as hedges in fiscal 2008.

Derivative not designated as a hedging instrument

For the portion of the natural gas contract not designated as a hedge, the Company recognizes the change in fair value in cost of goods sold in the period of change. Included in other accrued liabilities is the fair value of the derivative not designated as a hedge of $4 million as of August 31, 2009 and 2008. Net losses of $1 million, $3 million and $1 million were recognized in cost of goods sold for the year ended August 31, 2009, 2008 and 2007, respectively.

Note 13 – Employee Benefits

The Company and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies. These plans include a defined benefit plan, a supplemental executive retirement benefit plan (“SERBP”), defined contribution plans, and multiemployer pension plans. The Company currently uses an August 31 measurement date for its pension and postretirement plans.

76  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Defined Benefit Pension Plan and Supplemental Executive Retirement Benefit Plan (“SERBP”)

The Company maintains a defined benefit pension plan for certain nonunion employees. Effective June 30, 2006, the Company froze this plan and ceased accruing further benefits.

The Company also has a nonqualified SERBP for certain executives. A restricted trust fund has been established and invested in life insurance policies which can be used for plan benefits, but are subject to claims of general creditors. The trust fund is classified as other assets and the pension liability is classified as other long-term liabilities. The trust fund assets’ stock market gains and losses are included in other income (expense). As an unfunded plan, contributions are defined as benefit payments made to plan beneficiaries.

The Company adopted the defined benefit pension standards in fiscal 2007, and therefore recorded a decrease of $2 million in other assets (net pension asset, long-term), an increase of $0.5 million in deferred income tax asset, a decrease of $0.4 million in long-term liabilities and a decrease of $1 million in accumulated other comprehensive income.

On June 24, 2009, the Company amended its defined benefit pension plan to incorporate the new statutory minimum rules requiring use of investment grade corporate yield rates in calculating lump sum distributions under such plan. No employees lost their previously earned pension benefit. As a result of the amendment, the projected benefit obligation was reduced by $1 million.

Plan assets are valued at market value which represents fair value. The following table sets forth the change in benefit obligation, change in plan assets and funded status at August 31 (in thousands):

	Defined Benefit Plan		SERBP
	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$14,274	$13,492	$1,888	$2,073
Service cost	—	—	37	42
Interest cost	779	753	125	120
Amendments	(1,176)	—	—	—
Actuarial loss (gain)	1,297	843	580	(197)
Benefits paid	(1,515)	(814)	(150)	(150)

Benefit obligation at end of year	$13,659	$14,274	$2,480	$1,888

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$14,666	$14,852	—	—
Actual loss from plan assets	(1,673)	(929)	—	—
Transfers/acquisitions	—	57	—	—
Employer contribution	3,000	1,500	150	150
Benefits paid	(1,515)	(814)	(150)	(150)

Fair value of plan assets at end of year	$14,478	$14,666	$—	$—

Funded status:
Fair value of plan assets less projected pension benefit	$819	$392	$(2,480)	$(1,888)

	Defined Benefit Plan		SERBP
	2009	2008	2009	2008
Amounts recognized in the consolidated balance sheets:
Other assets (net pension asset, long-term)	$819	$392	$—	$—
Restricted trust fund (long-term assets)	—	—	1,518	2,009
Other accrued liabilities (current)	—	—	(169)	(147)
Other long-term liabilities	—	—	(2,311)	(1,741)

Amounts recognized in other comprehensive income:
Net actuarial loss (gain)	$1,670	$2,601	$614	$(172)

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  77

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated amount of actuarial loss expected to be recognized for net periodic cost in fiscal 2010 (in thousands):

Defined Benefit Plan	$160
SERBP	$190

Components of net periodic pension benefit cost at August 31 (in thousands):

	Defined Benefit Plan			SERBP
	2009	2008	2007	2009	2008	2007
Service cost	$—	$—	$—	$37	$42	$40
Interest cost	779	753	768	125	120	114
Expected return on plan assets	(973)	(974)	(924)	—	—	—
Recognized actuarial loss (gain)	282	87	152	(35)	(25)	(20)
Settlement loss recognized	816	—	—	—	—	—

Net periodic pension benefit cost (income)	$904	$(134)	$(4)	$127	$137	$134

Weighted-average assumptions used to determine the projected and accumulated pension benefit obligations for the defined benefit pension plan and SERBP were as follows at August 31:

	Defined Benefit Plan			SERBP
	2009	2008	2007	2009	2008	2007
Discount rate	5.36%	5.77%	6.00%	5.57%	6.92%	6.00%
Interest to convert Defined Contribution accounts	NA	NA	NA	5.50%	5.50%	5.50%

NA = Not Applicable

Weighted-average assumptions used to determine net periodic pension benefit cost for the defined benefit pension plan were as follows for years ended August 31:

	2009	2008	2007
Discount rate	5.77%	6.00%	5.90%
Expected long-term return on plan assets	7.00%	7.00%	7.00%

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

78  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•

Effective June 30, 2006, the Company ceased the accrual of further benefits under the defined benefit plan, and thus the expected rate of compensation increase is no longer applicable in calculating benefit obligations.

Plan asset allocations

The Company’s asset allocation for its defined benefit pension plan is based on the primary goal of maximizing investment returns over the long term while minimizing the volatility of the plans’ funded status and the Company’s net periodic pension cost. At the same time, the Company has invested in a diversified portfolio so as to provide a balance of returns and risk. In an effort to quantify this allocation, the Company’s Plan Committee has established a target guideline to be used in determining the investment mix. The Company recognizes that asset allocation of the pension plans’ assets is an important factor in determining long-term performance. Actual asset allocations at any point in time may vary from the specified targets below and will be dictated by current and anticipated market conditions, required cash flows, and investment decisions of the Company’s Plan Committee and the pension plans’ investment funds and managers. Ranges are established to provide flexibility for the asset allocation to vary around the targets without the need for immediate rebalancing.

The table below shows the Company’s target allocation range along with the actual allocations for the defined benefit pension plan at August 31:

	Target	Actual 2009	Actual 2008
Equity	70-90%	56%	67%
Real Estate	0-10%	5%	7%
Fixed Income	0-25%	39%	26%

Total		100%	100%

The fixed income investments had an unusually high balance at August 31, 2009 due to the timing of the Company’s contributions to the Plan, which were not allocated before year end.

The Company does not set target allocations for the SERBP.

The table below exhibits the accumulated benefit obligation measured as of August 31 (in thousands):

	Defined Benefit Plan		SERBP
	2009	2008	2009	2008
Accumulated benefit obligation	$13,659	$14,274	$2,480	$1,888

Contributions

The Company made $3 million of contributions to its defined benefit pension plan and less than $1 million of contributions to its SERBP in fiscal 2009. The Company expects to make contributions of less than $1 million to its SERBP in fiscal 2010. No contributions are expected to be made to the defined benefit pension plan in fiscal 2010. However, changes in the discount rate or actual investment returns which continue to remain lower than the long-term expected return on plan assets could result in the Company making additional contributions.

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  79

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	Defined Benefit Pension Plan	SERBP
2010	$1,786	$169
2011	1,059	168
2012	1,840	167
2013	996	166
2014	832	165
2015-2019	5,448	868

Total	$11,961	$1,703

Multiemployer Pension Plans

The Company contributes to various multiemployer pension plans in accordance with its collective bargaining agreements. The plans are jointly managed by trustees that include representatives from both management and labor unions. Contribution rates are established by collective bargaining and benefit levels are set by a joint board of trustees based on the advice of an independent actuary regarding the level of benefits that agreed-upon contributions can be expected to support. Company contributions to the multiemployer plans were $3 million, $4 million and $4 million per year during fiscal 2009, 2008, and 2007.

The Company has contingent liabilities for its share of the unfunded liabilities of each plan to which it contributes that would be triggered if the Company were to withdraw or partially withdraw from that plan. Because the Company has no current intention of withdrawing from any of the multiemployer plans in which it participates, it has not recognized a liability for this contingency.

In January 2009, the Company was notified by the plan administrator that the multiemployer plan benefiting employees of SMB has an accumulated funding deficiency (i.e., a failure to satisfy the minimum funding requirements) for the current plan year and was therefore “in critical status.” Federal law requires pension plans in critical status to adopt a rehabilitation plan designed to restore the financial health of the plan. Rehabilitation plans may involve contribution increases, benefit reductions, or a combination of the two. The law also requires that all contributing employers pay to the plan a surcharge to help correct the plan’s financial situation until they are signatory to a collective bargaining agreement that is consistent with the rehabilitation plan. At this time, the Company is not required to make surcharge payments, as it is already signatory to an August 2008 agreement that requires annual six percent contribution increases. Any contributions that the Company would be required to make would be substantially less than the Company’s estimated withdrawal liability.

Defined Contribution Plans

The Company has several defined contribution plans covering certain employees. Company contributions to the defined contribution plans totaled $4 million, $7 million and $4 million for fiscal 2009, 2008 and 2007, respectively. The Company suspended employer contributions to these plans in March 2009. Resumption of these contributions will be based on a variety of factors, including Company performance and overall economic conditions and it is uncertain whether the Company will make contributions to these plans in fiscal 2010.

Note 14 – Share-Based Compensation

The Company adopted the 1993 Stock Incentive Plan (“the Plan”) for its employees, consultants, and directors. At the 2006 Annual Meeting of Shareholders, the Company’s shareholders approved amendments to the Plan to (a) authorize the grant of performance-based long-term incentive awards (“performance-based awards”) under the Plan

80  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that would be eligible for treatment as performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986 and (b) increase the per-employee limit on grants of options and stock appreciation rights under the Plan from 100,000 shares to 150,000 shares annually. At the Annual Meeting of Shareholders on January 28, 2009, the Company’s shareholders approved an amendment to the Plan to increase the number of shares of Class A common stock reserved for issuance under the Plan from 7.2 million shares to 12.2 million shares. Share based compensation expense was $9 million, $14 million and $9 million for the years ended August 31, 2009, 2008 and 2007, respectively. Tax benefits realized from option exercises and vesting of restricted stock units were $1 million, $2 million and $2 million for fiscal 2009, 2008 and 2007, respectively.

In connection with former Chief Executive Officer John D. Carter’s planned transition from Chief Executive Officer to executive Chairman of the Board effective December 1, 2008, the Company entered into an amended and restated employment agreement which reduced Mr. Carter’s annual salary, capped future annual bonus awards, limited his entitlement to forward participation in the Company’s Long Term Incentive Plan program to vesting of prior awards, and in addition granted Mr. Carter a stock award having a grant date fair value of $2 million, which fully vested on the grant date. The $2 million is included in the total share-based compensation expense described above.

Stock Options

Under the Plan, stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant at the sole discretion of the Board of Directors.

Generally, stock options vest ratably over a five-year period from the date of grant and have a contractual term of ten years. The fair value of each option grant under the Plan was estimated at the date of grant using the Black-Scholes Option Pricing Model (“Black-Scholes”), which utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield, and employee exercise behavior. Expected volatilities utilized in the model are based on the historical volatility of the Company’s stock price. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The expected lives of the grants are based on historical exercise patterns and post-vesting termination behavior. No options were granted in fiscal 2009, 2008 or 2007.

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  81

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s stock option activity and related information is as follows:

	Options (in 000’s)	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)(1)
Outstanding at August 31, 2006	948	$26.06	8.4	$6,734

Exercises	(120)	$12.62
Forfeitures/Cancellations	(293)	33.81

Outstanding at August 31, 2007	535	$24.84	7.3	$17,958

Exercises	(26)	$20.04
Forfeitures/Cancellations	(3)	34.46

Outstanding at August 31, 2008	506	$25.03	6.3	$21,931

Exercises	(120)	$14.01
Forfeitures/Cancellations	(9)	$34.53

Outstanding at August 31, 2009	377	$28.32	5.6	$9,683

Vested and expected to vest at August 31, 2009	370	$28.29	5.5	$9,525

Options exercisable at:
August 31, 2007	286	$22.10	6.9	$10,382
August 31, 2008	365	$22.83	6.0	$16,658
August 31, 2009	323	$27.94	5.5	$8,431

(1)

Amounts represent the difference between the exercise price and the closing price of the Company’s stock on the last trading day of the corresponding fiscal year, multiplied by the number of in-the-money options.

As of August 31, 2009, the total number of unvested stock options was 53,432 shares. The aggregate intrinsic value of stock options exercised, which was $4 million, $2 million and $4 million for the years ended August 31, 2009, 2008, and 2007, respectively, represents the difference between the exercise price and the value of the Company’s stock at the time of exercise. The total fair value of stock options vested was $1 million during each of the fiscal years ended August 31, 2009, 2008, and 2007. The Company recognized compensation expense associated with stock options of $1 million, $1 million and $3 million for fiscal 2009, 2008 and 2007, respectively. As of August 31, 2009, the total unrecognized compensation costs related to stock options amounted to $1 million. The Company expects to recognize these costs over a weighted-average period of less than 1 year. Total proceeds received from option exercises for the years ended August 31, 2009, 2008, and 2007 were $2 million, $1 million and $2 million, respectively. The tax benefits realized from options exercised amounted to $1 million in fiscal 2009, less than $1 million in fiscal 2008 and $1 million in fiscal 2007.

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

82  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Class A common stock on November 6, 2006 of $37.65. As a result of the exchange, the Company estimated the incremental compensation expense to be $541,000, which is being recognized over the remaining portion of the five-year vesting term of the RSUs.

On June 27, 2007, the Compensation Committee granted 50,000 RSUs to an executive officer and another officer under the terms of their employment agreements, which vested 25% in June 2007, 25% in June 2008 and 50% in June 2009. Vesting of 25,000 shares was based on continued employment, and the remaining 25,000 shares were to vest based on performance metrics approved by the Committee. The performance awards vested at 50% based upon actual performance achieved. The estimated fair value of the RSUs issued on June 27, 2007 was $2 million based on the market closing price of the underlying Class A common stock on June 27, 2007 of $47.25.

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

On July 28, 2009, the Compensation Committee granted 104,000 RSUs to its key employees and officers under the Plan. The RSUs have a five-year term and vest 20% per year commencing June 1, 2010. The estimated fair value of RSUs granted on July 28, 2009 was $5 million based on the market closing price of the underlying Class A common stock on July 28, 2009 of $51.62.

A summary of the Company’s restricted stock unit activity is as follows:

	Number of Shares (in 000’s)	Weighted Average Grant Date Fair Value	Fair Value(1)
Outstanding at August 31, 2007	248	$44.83

Granted	75	$87.52
Vested	(60)	44.36	$102.85
Forfeited	(2)	43.75

Outstanding at August 31, 2008	261	$57.19

Granted	106	$51.08
Vested	(80)	53.56	$53.95
Forfeited	(26)	56.93

Outstanding at August 31, 2009	261	$56.20

(1)	Amounts represent the value of the Company’s stock on the date that the restricted stock units vested.

The Company recognized compensation expense associated with RSUs of $4 million, $4 million and $2 million in fiscal 2009, 2008 and 2007, respectively. As of August 31, 2009, total unrecognized compensation costs related to unvested RSUs amounted to $12 million, which is expected to be recognized over a weighted-average period of 3.1 years. No tax benefits were realized for RSUs vested in fiscal 2009 and tax benefits realized were $1 million and less than $1 million for fiscal 2008 and 2007, respectively.

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  83

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company accrues compensation cost for performance share awards based on the probable outcome of specified performance conditions, net of estimated forfeitures. The Company accrues compensation cost if it is probable that the performance conditions will be achieved. The Company reassesses whether achievement of the performance conditions are probable at each reporting date. If it is probable that the actual performance results will exceed the stated target performance conditions the Company accrues additional compensation cost for the additional performance shares to be awarded. If, upon reassessment, it is no longer probable that the actual performance results will exceed the stated target performance conditions, or that it is no longer probable that the target performance condition will be achieved, the Company reverses any recognized compensation cost for shares no longer probable of being issued. If the performance conditions are not achieved at the end of the service period, all related compensation cost previously recognized is reversed.

Fiscal 2006 – 2008 Performance Share Awards

On November 29, 2005, the Company’s Compensation Committee approved performance-based awards under the Plan. The Compensation Committee approved additional awards on the same terms to two executive officers and one officer in a division on January 30, 2006 and April 28, 2006, respectively.

The Compensation Committee established a series of performance targets, which included the Company’s total shareholder return (“TSR”) for the performance period relative to the S&P 500 Industrials (weighted at 50%) (“TSR Awards”), the operating income per ton of MRB for the performance period (weighted at 16 2/3%), the number of Economic Value Added (“EVA”) positive stores of APB for the last year of the performance period (weighted at 16 2/3%), and the man hours per ton of the SMB for the performance period (weighted at 16 2 /3%), corresponding to award payouts ranging from 25% to 300% of the weighted portions of the target awards. For participants who worked exclusively in one business segment, the awards were weighted 50% on the performance measure for their segment and 50% on total shareholder return.

The fair value of performance-based awards granted during the period was determined by multiplying the total number of shares expected to be issued by the Company’s closing stock price as of the date of the grant and was recognized over the requisite service period of 2.9 years. The weighted average fair value of performance-based awards granted during fiscal 2006 was $34.27. These performance-based awards vested during fiscal 2009.

Fiscal 2007 – 2009 Performance Share Awards

On November 27, 2006, the Company’s Compensation Committee approved performance-based awards under the Plan. The Compensation Committee established a series of performance targets based on the Company’s average growth in earnings per share (weighted at 50%) and the Company’s average return on capital employed (weighted at 50%), for the three years of the performance period corresponding to award payouts ranging from threshold at 50% to maximum at 200% of the weighted portions of the target awards. For measuring earnings per share growth in fiscal 2007, the Compensation Committee set the fiscal 2006 diluted earnings per share amount lower than the actual amount, reflecting the elimination of certain large nonrecurring items. The weighted average grant date fair value of performance-based awards granted during fiscal 2007 was $39.72.

Fiscal 2008 – 2010 Performance Share Awards

On October 31, 2007, the Company’s Compensation Committee approved performance-based awards under the Plan. The Compensation Committee established performance targets based on the Company’s average growth in

84  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

earnings per share (weighted at 50%) and the Company’s average return on capital employed (weighted at 50%) for the three years of the performance period, with award payouts ranging from a threshold of 50% to maximum of 200% for each portion of the target awards. The weighted average grant date fair value of performance-based awards granted during fiscal 2008 was $63.82.

Fiscal 2009 – 2011 Performance Share Awards

On November 24, 2008, the Company’s Compensation Committee approved performance-based awards under the Plan. The Compensation Committee established performance targets based on the Company’s average growth in earnings per share (weighted at 50%) and average return on capital employed (weighted at 50%) for the three years of the performance period, with award payouts ranging from a threshold of 50% to a maximum of 200% for each portion of the awards. The weighted average grant date fair value of performance-based awards granted during fiscal 2009 was $22.30.

Performance-based awards activity under the Plan as of and during fiscal 2009 was as follows:

	Number of Shares (in 000’s)	Weighted Average Grant Date Fair Value
Outstanding at August 31, 2007	462	$38.77

Granted	103	$63.82
Forfeited	(8)	38.60

Outstanding at August 31, 2008	557	$43.41

Granted	57	$22.30
Vested	(153)	34.46
Forfeited	(182)	40.17

Outstanding at August 31, 2009	279	$44.64

Compensation expense associated with performance-based awards for fiscal 2009, 2008 and 2007 was calculated using management’s current estimate of performance targets under the Plan. There was no compensation expense for anticipated awards based on the Company’s financial performance for fiscal 2009 due to the reversal of recognized compensation cost for shares no longer probable of being issued. Compensation expense for anticipated awards based on the Company’s financial performance was $8 million and $3 million in fiscal 2008 and 2007, respectively. As of August 31, 2009, unrecognized compensation costs related to non-vested performance shares amounted to $3 million, which is expected to be recognized over a weighted-average period of 1.2 years.

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

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  85

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On January 31, 2007, each non-employee director received DSUs equal to $87,500 ($131,250 for the Chairman of the Board) divided by the closing market price of the Class A common stock on January 31, 2007. The total number of DSUs granted on January 31, 2007 was 23,864 shares. These DSUs vested on January 29, 2008. The compensation expense associated with the DSUs granted was recognized over the respective requisite service period of the awards.

On January 30, 2008, each non-employee director received DSUs equal to $87,500 ($131,250 for the Chairman of the Board) divided by the closing market price of the Class A common stock on January 31, 2007. The total number of DSUs granted on January 30, 2008 was 16,406 shares. The DSUs vested on the day before the 2009 annual meeting. The compensation expense associated with the DSUs granted was recognized over the respective requisite service period of the awards.

On April 29, 2008, the Compensation Committee revised the compensation structure for its non-employee directors, including the amount of the annual DSU awards to be granted to each director. In connection with the adoption of the revised compensation structure, the Company granted a one time DSU award to each non-employee director equal to $32,500 ($48,750 for the Chairman of the Board) divided by the closing market price of the Class A common stock on April 29, 2008. The total number of DSU awards granted on April 29, 2008 was 3,950 shares. These DSUs vested on January 27, 2009, the day before the 2009 annual meeting.

On January 28, 2009, each of the Company’s non-employee directors received DSUs equal to $120,000 divided by the closing market price of the Class A common stock on January 28, 2009. Mr. Carter, the Chairman, and Tamara Lundgren, the President and Chief Executive Officer, receive compensation pursuant to their employment agreements and do not receive DSUs. The DSUs granted on January 28, 2009 were for a total of 24,680 shares which will fully vest on the day before the 2010 Annual Meeting of Shareholders, subject to continued Board service.

In April 2009, two new non-employee independent directors were elected to the Company’s Board of Directors, and each received DSUs equal to $90,000 divided by the closing market price of the Class A common stock on April 28, 2009. The DSUs granted on April 28, 2009 were for a total of 3,958 shares. These DSUs will fully vest on the day before the 2010 Annual Meeting of Shareholders, subject to continued Board service.

The Company recognized compensation expense associated with DSUs of $1 million in fiscal 2009, 2008 and 2007.

Note 15 – Income Taxes

Income tax expense (benefit) consisted of the following at August 31 (in thousands):

	2009	2008	2007
Current:
Federal	$(45,676)	$129,314	$61,728
State	(838)	9,862	4,069
Foreign	(134)	2,445	1,402

Total current	(46,648)	141,621	67,199

Deferred:
Federal	25,060	3,401	8,014
State	(886)	(819)	120
Foreign	657	—	—

Total deferred	24,831	2,582	8,134

Total income tax expense (benefit)	$(21,817)	$144,203	$75,333

86  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense (benefit) differs from the amount that would result by applying the U.S. statutory rate to earnings before taxes. A reconciliation of the difference at August 31 is as follows:

	2009	2008	2007
Federal statutory rate	(35.0%)	35.0%	35.0%
State taxes, net of credits	(7.5)	1.8	1.5
Foreign income taxed at different rates	(1.3)	—	—
Section 199 deduction	3.0	(2.0)	(0.8)
Non-deductible officers’ compensation	(1.9)	1.6	1.5
Extraterritorial income exclusion	—	—	(1.1)
Other	2.0	—	—

Effective tax rate	(40.7%)	36.4%	36.1%

In fiscal 2009, the Company recorded an income tax benefit on its pre-tax loss before income taxes and minority interests. The effective tax rate (benefit) was (40.7%), compared to an expense of 36.4% in fiscal 2008. Credits and other tax benefits that would ordinarily decrease the effective tax rate in a year with pre-tax income have the converse effect of increasing it in a year with a pre-tax loss.

The effective tax rate for fiscal 2009 reflects the following: the tax effect of the loss, the reversal of $5 million of nondeductible executive incentive compensation expense, the lower foreign tax rate on permanently reinvested foreign earnings, a reduction in contingent state tax liabilities, and a reduction of previously-claimed Internal Revenue Code Section 199 manufacturing deductions. The executive incentive compensation was treated as nondeductible in fiscal 2008 and was voluntarily and irrevocably declined in fiscal 2009, resulting in non-taxable income. The foreign earnings were earned by the Puerto Rico metals recycling operation acquired in February 2009 and were treated as permanently reinvested in Puerto Rico, and therefore no U.S. tax was provided on them. The unrecognized deferred tax liability for the permanently reinvested foreign earnings as of August 31, 2009 was less than $1 million. The contingent state tax liabilities were reduced because a settlement was negotiated with one state and statute of limitations expired in two other states. The Section 199 expense primarily represents the estimated reduction in fiscal 2007 Section 199 benefits that will result from the carry back of the fiscal 2009 net operating loss to that earlier year. The income tax benefit for fiscal 2009 was also decreased by other items, none individually material, including adjustments arising out of ongoing tax audits.

The $47 million of refundable income taxes at August 31, 2009 reflects an overpayment from fiscal 2008 and an anticipated refund from carrying back fiscal 2009 losses to an earlier fiscal year.

Deferred tax assets and liabilities were comprised of the following at August 31 (in thousands):

	2009	2008
Deferred tax assets:
Environmental liabilities	$10,117	$13,479
Employee benefit accruals	9,851	11,266
State income tax and other	9,771	9,272
Net operating loss carryforwards	6,866	4,924
State credit carryforwards	2,202	1,430
Inventory valuation reserves	1,054	1,061
Alternative minimum tax credit carryforwards	742	742
Valuation allowances	(455)	(520)

Total deferred tax assets	40,148	41,654

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  87

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2009	2008
Deferred tax liabilities:
Accelerated depreciation and basis differences	71,200	47,098
Prepaid expense acceleration	2,444	2,287
Translation adjustment	1,000	1,268

Total deferred tax liabilities	74,644	50,653

Net deferred tax liability	$34,496	$8,999

Deferred taxes include benefits expected to be realized from the use of the net operating loss carryforwards (“NOLs”) acquired in the Proler International Corp. (“PIC”) acquisition in fiscal 1997 and the GreenLeaf acquisition in fiscal 2006. As of August 31, 2009, the remaining balances for these two NOLs were $3 million and $11 million, respectively. The annual use of these NOLs is limited by Section 382 of the Internal Revenue Code. If unused, the NOLs for PIC will expire in fiscal 2012 and those for GreenLeaf in fiscal 2024. Deferred taxes also include benefits from state tax credits that expire between 2010 and 2020. A valuation allowance of less than $1 million has been recorded as of August 31, 2009 for those state tax credits that are expected to expire unused in the future. Realization of the remaining deferred tax assets is dependent upon generating sufficient taxable income prior to expiration of the remaining state tax credits and net operating loss carryforwards. Management believes it is more likely than not that the recorded deferred tax asset, net of the valuation allowance provided, will be realized.

Accounting for Uncertainty in Income Taxes

The Company adopted the standard for accounting for uncertainty in income taxes on September 1, 2007. As of August 31, 2009, the Company had a reserve of $4 million for unrecognized tax benefits, which included $1 million of interest and penalties.

The following table summarizes the activity related to the Company’s reserve for unrecognized tax benefits, excluding interest and penalties (in thousands):

Balance at September 1, 2007	$3,986
Additions for tax positions of the current year	1,801
Reductions for tax positions of prior years	(26)

Balance at August 31, 2008	5,761
Additions for tax positions of prior years	201
Reductions for tax positions of prior years	(645)
Settlements with tax authorities	(1,159)
Additions for tax positions of the current year	657
Reductions for lapse of statutes	(1,443)

Balance at August 31, 2009	$3,372

Recognition of the unrecognized tax benefits as of August 31, 2009 would reduce income tax expense by $3 million. The Company does not anticipate any material changes to the reserve in the next 12 months.

The Company’s policy is to record tax-related penalties and interest in income tax expense. The amounts recognized were less than $1 million in both fiscal 2008 and fiscal 2009.

The Company files federal and state income tax returns in the U.S. and foreign tax returns in Puerto Rico and Canada. The federal statute of limitations has expired for fiscal 2003 and prior years, and the Company is no longer subject to state and foreign tax examinations for those years. The U.S. Internal Revenue Service is currently examining the Company’s federal returns for fiscal 2004, 2005, 2006, 2007 and 2008 and the State of California is examining those for fiscal 2004 and 2005.

88  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Earnings and Dividends Per Share

The following table sets forth the reconciliation from basic net income per share to diluted net income per share for the years ended August 31 (in thousands, except per share amounts):

	2009	2008	2007
Net income (loss)	$(32,229)	$248,683	$131,334

Computation of shares:
Weighted average common shares outstanding, basic	28,159	28,278	29,997
Incremental common shares attributable to dilutive stock options, performance share awards, DSUs and RSUs	—	616	403

Diluted weighted average common shares outstanding	28,159	28,894	30,400

Net income (loss) per share – basic	$(1.14)	$8.79	$4.38

Net income (loss) per share – diluted	$(1.14)	$8.61	$4.32

Dividend per share	$0.068	$0.068	$0.068

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented, including vested DSUs and RSUs. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, assuming dilution. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of performance share, DSU and RSU awards using the treasury stock method. For fiscal 2009, 828,869 common stock equivalent shares were considered anti-dilutive and were excluded from the calculation of diluted earnings per share. For fiscal 2008, RSUs totaling 75,000 shares were considered anti-dilutive and were excluded from the calculation of diluted earnings per share. For fiscal 2007, stock options totaling 200,000 shares were considered anti-dilutive.

Note 17 – Related Party Transactions

The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $16 million, $52 million and $19 million for fiscal 2009, 2008 and 2007, respectively. Advances to (payments from) these joint ventures were $2 million, ($3) million and ($2) million for fiscal 2009, 2008 and 2007, respectively. The Company owed $2 million and $4 million to joint ventures as of August 31, 2009 and 2008, respectively.

Thomas D. Klauer, Jr., President of the Company’s Auto Parts Business, is the sole shareholder of a corporation that is the 25% minority partner in a partnership with the Company. This partnership operates four self-service stores in Northern California. Mr. Klauer’s 25% share of the profits of this partnership totaled $1 million in fiscal 2009, $2 million in fiscal 2008 and $1 million in fiscal 2007. Mr. Klauer also owns properties at one of these stores which are leased to the partnership under leases providing for annual rent of less than $1 million subject to annual adjustments based on the Consumer Price Index, and with either month-to-month terms or a term expiring in December 2010. The partnership has the option to renew one of the leases upon its expiration for a five-year period. In addition, during fiscal 2008 the Company loaned this partnership $5 million to fund the exercise of an option to purchase property occupied by the partnership. The loan bears interest at a market rate, and the partnership is prohibited from making distributions to its partners until the loan is repaid. The loan balance was $1 million and $3 million as of August 31, 2009 and 2008, respectively.

In February 2008, the Company acquired the remaining 50% equity interest in Pick-N-Pull Auto Dismantlers, LLC Nevada in exchange for its 50% interest in the land and buildings owned by the entity. The acquired business was previously consolidated into the Company’s financial statements because the Company maintained operating control over the entity. (Refer to Note 7 – Business Combinations.)

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  89

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Members of the Schnitzer family own significant interests in the Company and may exercise voting control by virtue of their ownership of Class B common stock. As such, Schnitzer family employees are considered related parties for financial reporting purposes. Gary Schnitzer, Gregory Schnitzer and Joshua Philip, each a member of the Schnitzer family, are employed by the Company. These members of the Schnitzer family collectively earned total compensation of $1 million, $2 million and $3 million for fiscal 2009, 2008 and 2007, respectively.

Note 18 – Segment Information

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

90  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below illustrate the Company’s operating results by segment for the years ended August 31, (in thousands):

	2009	2008	2007
Revenues
Metals Recycling Business	$1,507,655	$3,062,850	$2,089,271
Auto Parts Business	266,203	352,682	266,354
Steel Manufacturing Business	263,269	603,189	424,550

Segment revenue	2,037,127	4,018,721	2,780,175
Intersegment eliminations	(136,901)	(377,171)	(207,910)

Total revenues	$1,900,226	$3,641,550	$2,572,265

Depreciation and amortization:
Metals Recycling Business	$35,649	$30,329	$21,990
Auto Parts Business	8,908	7,656	7,818
Steel Manufacturing Business	12,097	11,093	8,987

Segment depreciation and amortization	56,654	49,078	38,795
Corporate	4,027	2,284	1,768

Total depreciation and amortization	$60,681	$51,362	$40,563

Capital expenditures:
Metals Recycling Business	$40,875	$46,246	$41,390
Auto Parts Business	9,574	12,676	7,053
Steel Manufacturing Business	6,205	13,710	30,376

Segment capital expenditures	56,654	72,632	78,819
Corporate	2,390	11,630	2,034

Total capital expenditures	$59,044	$84,262	$80,853

Reconciliation of the Company’s segment operating income (loss) to income (loss) before taxes and minority interests:

Metals Recycling Business(2)	$12,552	$356,873	$165,599
Auto Parts Business	(2,922)	46,734	29,050
Steel Manufacturing Business	(42,000)	72,300	64,355

Segment operating income (loss)	(32,370)	475,907	259,004
Corporate and eliminations	(25,240)	(73,624)	(45,441)

Total operating income (loss)	$(57,610)	$402,283	$213,563
Interest income	1,179	748	1,106
Interest expense	(3,342)	(8,649)	(8,213)
Other income (expense)	6,226	1,896	2,509

Total income (loss) before taxes and minority interests	$(53,547)	$396,278	$208,965

Total assets:
Metals Recycling Business(1)	$1,266,222	$1,308,148	$905,666
Auto Parts Business	272,983	271,335	239,280
Steel Manufacturing Business	331,811	380,944	308,846

Segment assets	1,871,016	1,960,427	1,453,792
Corporate and eliminations	(602,783)	(405,574)	(302,378)

Total assets	$1,268,233	$1,554,853	$1,151,414

Property, plant and equipment, net	$447,228	$431,898	$383,910

(1)	MRB total assets include $11 million, $12 million and $10 million for investment in equity method joint ventures.
(2)	MRB operating income (loss) includes bad debt expense of $8 million, $3 million and $1 million in fiscal 2009, 2008 and 2007, respectively.

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  91

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-lived assets consist primarily of net property, plant and equipment. Substantially all of the Company’s long-lived assets are located in the U.S.

The following revenues are presented by geographic area, based on the country of sales destination for the year ended August 31, (in thousands):

	2009	2008	2007
Metals Recycling Business:
Asia	$981,127	$1,437,850	$754,996
North America	301,093	917,485	638,900
Europe	176,754	446,012	608,088
Africa	48,681	261,503	87,285
Revenues from SMB	(109,985)	(328,412)	(185,699)

Revenues from external customers	1,397,670	2,734,438	1,903,570

Auto Parts Business:
North America	258,406	338,243	258,359
Asia	7,797	14,439	7,995
Revenues from MRB	(26,916)	(48,759)	(22,209)

Revenues from external customers	239,287	303,923	244,145

Steel Manufacturing Business:
North America(1)	258,736	589,287	424,550
Asia	4,533	13,902	—

Revenues from external customers	263,269	603,189	424,550

Total revenues from external customers	$1,900,226	$3,641,550	$2,572,265

(1)	Includes sales to Canada of $27 million, $52 million and $17 million in fiscal 2009, 2008 and 2007, respectively.

In fiscal 2009, 2008 and 2007 there were no external customers that accounted for more than 10% of the Company’s consolidated revenues. Sales to foreign countries are a significant part of the Company’s business. The schedule below identifies those foreign countries in which the Company’s sales exceeded 10% of consolidated revenues, in any of the last three years ended August 31:

	2009	2008	2007

China	30.0%	6.5%	7.1%
Turkey	6.7%	8.5%	17.7%

Note 19 – Subsequent Events

In preparing the accompanying audited financial statements the Company has reviewed events that occurred after August 31, 2009, the balance sheet date, up until the issuance of the financial statements, which occurred on October 27, 2009.

On October 2, 2009, the Company entered into a definitive agreement to sell the Company’s full-service used auto parts operation, which had been operated as part of the APB segment, to LKQ Corporation, a leading competitor in the used auto parts industry. In addition, as part of the agreement, the Company agreed to acquire six self-service used auto parts facilities. The Company’s acquisition of four of the self-service operations, which are located near the Company’s Metals Recycling Business export facility located in Portland, Oregon, was completed on October 2, 2009. These four stores represent the Company’s first used auto parts operations in the Pacific Northwest. The acquisition of the remaining two self-service facilities is expected to be effective in January 2010 and will increase the number of used auto parts facilities that the Company operates in the Dallas-Fort Worth Metroplex to four. All of the acquired facilities will operate under the Company’s Pick-n-Pull brand. The purchase price allocation was in process at the time of the issuance of these financial statements.

92  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

Quarterly Financial Data (Unaudited)

In the opinion of management, this unaudited quarterly financial summary includes all adjustments necessary to present fairly the results for the periods represented (in thousands, except per share amounts):

	Fiscal 2009
	First	Second	Third	Fourth
Revenues	$498,565	$433,602	$411,830	$556,229
Operating income (loss)	$(50,408)	$(17,556)	$(5,870)	$16,224
Net income (loss)	$(34,002)	$(6,965)	$(1,527)	$10,265
Basic earnings (loss) per share	$(1.21)	$(0.25)	$(0.05)	$0.37
Diluted earnings (loss) per share	$(1.21)	$(0.25)	$(0.05)	$0.36

	Fiscal 2008
	First	Second	Third	Fourth
Revenues	$603,897	$751,472	$972,141	$1,314,040
Operating income	$41,369	$58,797	$102,291	$199,826
Net income	$24,712	$35,871	$61,719	$126,381
Basic earnings per share	$0.87	$1.27	$2.19	$4.49
Diluted earnings per share	$0.85	$1.25	$2.14	$4.38

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  93

Schedule II – Valuation and Qualifying Accounts

For the Years Ended August 31, 2009, 2008, and 2007

(In thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Charges to cost and expenses	Deductions	Balance at end of period
Fiscal 2009
Allowance for doubtful accounts	$3,049	$8,916	$(4,456)	$7,509
Inventory reserves	$1,125	$144	$—	$1,269

Fiscal 2008
Allowance for doubtful accounts	$1,821	$4,445	$(3,217)	$3,049
Inventory reserves	$1,866	$(741)	$—	$1,125

Fiscal 2007
Allowance for doubtful accounts	$1,271	$1,473	$(923)	$1,821
Inventory reserves	$1,890	$—	$(24)	$1,866

94  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

SCHNITZER STEEL INDUSTRIES

FORM 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2009, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

ITEM 9B. OTHER INFORMATION

None.

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  95

PART III

SCHNITZER STEEL INDUSTRIES

FORM 10-K

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Items 401, 405 and 407 of Regulation S-K regarding directors and beneficial ownership will be included under “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” respectively in the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Items 402 and 407 of Regulation S-K regarding executive compensation is included under “Compensation of Executive Officers,” “Compensation Discussion and Analysis”, “Director Compensation” and “Compensation Committee Report” in the Proxy Statement to be filed for its 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management, as required by Item 403 of Regulation S-K, will be included under “Voting Securities and Principal Shareholders” in the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to securities authorized for issuance under equity compensation plans, as required by Item 201(d) of Regulation S-K, will be included under “Compensation Plan Information” in the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by items 404 and 407 of Regulation S-K will be included under “Certain Transactions” in the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding the Company’s principal accountant fees and services required by Item 9(e) of Schedule 14A will be included under “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

96  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	The following financial statements are filed as part of this report;

		See Index to Consolidated Financial Statements and Schedule on page 52 of this report.

	2.	The following schedule and report of independent accountants are filed as part of this report:

Page
Schedule II Valuation and Qualifying Accounts	94

All other schedules are omitted as the information is either not applicable or is not required.

2.1

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

4.2

Amendment to Amended and Restated Credit Agreement, dated as of July 3, 2007, between the Company, Bank of America, NA, and Other Lenders Party Thereto. Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 24, 2007, and incorporated herein by reference.

4.3	Second Amended and Restated Credit Agreement, dated as of June 10, 2008, between the Company, Bank of America, NA, and Other Lenders Party Thereto.

4.4

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

10.1

Lease Agreement, dated September 1, 1988, between Schnitzer Investment Corp. and the Registrant, as amended, relating to the Portland Metals Recycling operation and which has terminated except for surviving indemnity obligations. Filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-l filed on September 24, 1996 (Commission File No. 33-69352), and incorporated herein by reference.

10.2

Purchase and Sale Agreement, dated May 4, 2005, between Schnitzer Investment Corp. and the Registrant, relating to purchase by the Registrant of the Portland Metals Recycling operations real estate. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2005, and incorporated herein by reference.

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  97

10.3

Third Amended Shared Services Agreement, dated July 26, 2006, between the Registrant, Schnitzer Investment Corp. and Island Equipment Company, Inc. Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on July 28, 2006, and incorporated herein by reference.

*10.4

Letter agreement, dated January 6, 2006, between Gregory J. Witherspoon and the Registrant, regarding Mr. Witherspoon’s position as Chief Financial Officer. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 10, 2006, and incorporated herein by reference.

*10.5

Employment Agreement, dated September 13, 2005, between Donald Hamaker and the Registrant. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 19, 2005, and incorporated herein by reference.

*10.6

Form of Stock Option Agreement used for option grants to employees under the 1993 Stock Incentive Plan. Filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007, and incorporated herein, by reference.

*10.7

Form of Stock Option Agreement used for option grants to non-employee directors under the 1993 Stock Incentive Plan. Filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004, and incorporated herein by reference.

*10.8

Form of Long-Term Incentive Award Agreement under the 1993 Stock Incentive Plan. Filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007, and incorporated herein by reference.

*10.9

Schnitzer Steel Industries, Inc. Amended and Restated Economic Value Added Bonus Plan. Filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004, and incorporated herein by reference.

*10.10	Executive Annual Bonus Plan. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2005, and incorporated herein by reference.

*10.11

Form of Deferred Stock Unit Award Agreement for non-employee directors. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2006, and incorporated herein by reference.

*10.12	Deferred Compensation Plan for Non-Employee Directors. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 28, 2006, and incorporated herein by reference.

*10.13	Form of Indemnity Agreement for Directors and Executive Officers. Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 28, 2006, and incorporated herein by reference.

*10.14	Form of Restricted Stock Unit Award Agreement. Filed as Exhibit 10.47 to Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007, and incorporated herein by reference.

10.15

Deferred Prosecution Agreement (including Statement of Facts), dated October 16, 2006, between the Registrant and the United States Department of Justice. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2006, and incorporated herein by reference.

10.16

Plea Agreement by SSI International Far East, Ltd., dated October 10, 2006. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 19, 2006, and incorporated herein by reference.

98  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

10.17

Criminal Information, United States of America vs. SSI International Far East, Ltd., dated October 10, 2006. Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 19, 2006, and incorporated herein by reference.

10.18

Offer of Settlement to the United States Securities and Exchange Commission, dated July 26, 2006. Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 19, 2006, and incorporated herein by reference.

10.19

Order Instituting Cease-and-Desist Proceedings, Making Findings, and Imposing a Cease-and-Desist Order Pursuant to Section 21C of the Securities and Exchange Act of 1934, dated October 16, 2006. Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 19, 2006, and incorporated herein by reference.

*10.20	Fiscal 2009 Annual Performance Bonus Program. Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2008, and incorporated herein by reference.

*10.21

Annual Incentive Compensation Plan, effective September 1, 2006. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007, and incorporated herein by reference.

*10.22

Letter Agreement, dated March 2, 2007, between the Registrant and Richard D. Peach, regarding Mr. Peach’s position as Deputy Chief Financial Officer. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2007, and incorporated herein, by reference.

*10.23

Form of Change in Control Severance Agreement between the Registrant and each executive officer other than John D. Carter and Tamara L. Lundgren filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 5, 2008, and incorporated by reference.

*10.24

Amended and Restated Employment Agreement by and between Schnitzer Steel Industries, Inc. and Tamara L. Lundgren dated October 29, 2008. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 4, 2008, and incorporated herein by reference.

*10.25

Amended and Restated Change in Control Severance Agreement by and between Schnitzer Steel Industries, Inc. and Tamara L. Lundgren dated October 29, 2008. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 4, 2008, and incorporated herein by reference.

*10.26

Amended and Restated Employment Agreement by and between Schnitzer Steel Industries, Inc. and John D. Carter dated October 29, 2008. Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 4, 2008, and incorporated herein by reference.

*10.27

Amended and Restated Change in Control Severance Agreement by and between Schnitzer Steel Industries, Inc. and John D. Carter dated October 29, 2008. Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 4, 2008, and incorporated herein by reference.

*10.28	Fiscal 2009 Annual Performance Bonus Program for John D. Carter and Tamara L. Lundgren.

*10.29

Form Restricted Stock Unit Award Agreement, as amended on July 29, 2008. Filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on January 8, 2009 and incorporated herein by reference.

*10.30

Consulting agreement between Schnitzer Steel Industries, Inc. and Gary A. Schnitzer dated January 5, 2009. Filed as the Registrant’s Current Report on Form 8-K filed on January 7, 2009, and incorporated herein by reference.

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  99

*10.31

1993 Stock Incentive Plan of the Registrant, as amended as of January 28, 2009. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 30, 2009, and incorporated herein by reference.

*10.32

Severance agreement by and between Schnitzer Steel Industries, Inc. and Gregory J. Witherspoon dated February 5, 2009, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2009, and incorporated herein by reference.

*10.33

Amended and Restated Supplemental Executive Retirement Bonus Plan of the Registrant effective January 1, 2009, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009, and incorporated herein by reference.

*10.34

Employment Agreement by and between Schnitzer Steel Industries, Inc. and Gary A. Schnitzer dated June 29, 2009. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2009, and incorporated herein by reference.

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Qxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management	contract or compensatory plan or arrangement

100  /  Schnitzer Steel Industries, Inc. Form 10-K 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.

Dated October 27, 2009	By:	/s/ RICHARD D. PEACH
Richard D. Peach
Sr. Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant: October 27, 2009 in the capacities indicated.

Signature	Title
Principal Executive Officer:

/s/ TAMARA L. LUNDGREN Tamara L. Lundgren	President and Chief Executive Officer

Principal Financial Officer:

/s/ RICHARD D. PEACH Richard D. Peach	Sr. Vice President and Chief Financial Officer

Principal Accounting Officer:

/s/ JEFF P. POESCHL Jeff P. Poeschl	Vice President and Principal Accounting Officer

Directors:

*DAVID J. ANDERSON David J. Anderson	Director

*ROBERT S. BALL Robert S. Ball	Director

*JOHN D. CARTER John D. Carter	Director

*WILLIAM A. FURMAN William A. Furman	Director

*JUDITH A. JOHANSEN Judith A. Johansen	Director

*WAYLAND R. HICKS Wayland R. Hicks	Director

*WILLIAM D. LARSSON William D. Larsson	Director

*SCOTT LEWIS Scott Lewis	Director

*KENNETH M. NOVACK Kenneth M. Novack	Director

Schnitzer Steel Industries, Inc. Form 10-K 2009  /  101

Signature	Title

*JEAN S. REYNOLDS Jean S. Reynolds	Director

*JILL SCHNITZER EDELSON Jill Schnitzer Edelson	Director

*RALPH R. SHAW Ralph R. Shaw	Director

*By:	/s/ RICHARD D. PEACH
Attorney-in-fact, Richard D. Peach

102  /  Schnitzer Steel Industries, Inc. Form 10-K 2009