Form 10-Q
period 2009-11-30
SCHNITZER STEEL INDUSTRIES INC
filed 2010-01-08
CIK 912603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2009

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes  ☐    No  ☒

The Registrant had 22,199,706 shares of Class A common stock, par value of $1.00 per share, and 5,566,159 shares of Class B Common Stock, par value of $1.00 per share, outstanding at December 30, 2009.

SCHNITZER STEEL INDUSTRIES, INC.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

	November 30, 2009	August 31, 2009
Assets
Current assets:
Cash and cash equivalents	$19,981	$41,026
Accounts receivable, net	122,397	117,666
Inventories, net	242,969	184,455
Deferred income taxes	7,672	10,027
Refundable income taxes	48,998	46,972
Prepaid expenses and other current assets	7,616	10,868

Total current assets	449,633	411,014
Property, plant and equipment, net	431,067	447,228
Other assets:
Investment in and advances to joint venture partnerships	11,118	10,812
Goodwill	368,241	366,559
Intangibles, net	23,675	20,422
Other assets	12,141	12,198

Total assets	$1,295,875	$1,268,233

Liabilities and Equity
Current liabilities:
Short-term borrowings and capital lease obligations	$24,990	$1,317
Accounts payable	59,829	72,289
Accrued payroll and related liabilities	15,520	23,636
Environmental liabilities	2,995	3,148
Accrued income taxes	1,214	776
Other accrued liabilities	35,101	38,963

Total current liabilities	139,649	140,129
Deferred income taxes	47,294	44,523
Long-term debt and capital lease obligations, net of current maturities	144,798	110,414
Environmental liabilities, net of current portion	38,760	38,760
Other long-term liabilities	9,684	11,657
Commitments and contingencies (Note 7)
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock–20,000 shares authorized, none issued	—	—
Class A common stock–75,000 shares $1.00 par value authorized, 22,171 and 21,402 shares issued and outstanding	22,171	21,402
Class B common stock–25,000 shares $1.00 par value authorized, 5,595 and 6,268 shares issued and outstanding	5,595	6,268
Additional paid-in capital	733	—
Retained earnings	885,202	894,243
Accumulated other comprehensive loss	(1,799)	(2,546)

Total SSI shareholders’ equity	911,902	919,367
Noncontrolling interests	3,788	3,383

Total equity	915,690	922,750

Total liabilities and equity	$1,295,875	$1,268,233

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended November 30,
	2009	2008
Revenues	$394,282	$471,964

Operating expense:
Cost of goods sold	350,938	490,554
Selling, general and administrative	34,446	37,484
Environmental matters	150	(5,613)
Income from joint ventures	(534)	(2,256)

Operating income (loss)	9,282	(48,205)

Other income (expense):
Interest expense	(618)	(1,354)
Other income, net	419	277

Total other expense	(199)	(1,077)

Income (loss) from continuing operations before income taxes	9,083	(49,282)

Income tax (expense) benefit	(1,864)	16,322

Income (loss) from continuing operations	7,219	(32,960)

Loss from discontinued operations, net of tax	(14,974)	(1,430)

Net loss	(7,755)	(34,390)

Net (income) loss attributable to noncontrolling interests	(814)	388

Net loss attributable to SSI	$(8,569)	$(34,002)

Basic:
Income (loss) per share from continuing operations attributable to SSI	$0.23	$(1.16)
Loss per share from discontinued operations attributable to SSI	(0.54)	(0.05)

Net loss per share attributable to SSI	$(0.31)	$(1.21)

Diluted:
Income (loss) per share from continuing operations attributable to SSI	$0.23	$(1.16)
Loss per share from discontinued operations attributable to SSI	(0.53)	(0.05)

Net loss per share attributable to SSI	$(0.30)	$(1.21)

Weighted average number of common shares:
Basic	27,803	28,016
Diluted	28,130	28,016

Dividends declared per common share	$0.17	$0.17

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended November 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(7,755)	$(34,390)
Noncash items included in net loss:
Depreciation and amortization	15,327	14,531
Inventory write-down	368	51,968
Deferred income taxes	1,009	(25,897)
Undistributed equity in earnings of joint ventures	(483)	(1,685)
Share-based compensation expense	2,731	4,379
Excess tax (benefits) deficiencies from share-based payment arrangements	(16)	130
(Gain) loss on disposal of a business and other assets	17,103	(502)
Environmental matters	150	(2,376)
Voluntary incentive award forfeitures	—	(5,504)
Unrealized (gain) loss on derivatives	(1,586)	2,135
Changes in assets and liabilities:
Accounts receivable	(9,138)	205,803
Inventories	(90,734)	48,004
Refundable income taxes	(1,946)	—
Prepaid expenses and other current assets	1,844	3,969
Intangibles and other long term assets	(2)	34
Accounts payable	(11,259)	(90,591)
Accrued payroll liabilities	(6,616)	(40,491)
Other accrued liabilities	883	(9,086)
Accrued income taxes	401	(40,665)
Environmental liabilities	(303)	(471)
Other long-term liabilities	7	(233)
Distributed equity in earnings of joint ventures	—	300

Net cash provided by (used in) operating activities	(90,015)	79,362

Cash flows from investing activities:
Capital expenditures	(8,249)	(28,244)
Acquisitions, net of cash acquired	(18,126)	—
(Advances to) payments from joint ventures, net	177	(832)
Proceeds from sale of business and other assets	41,083	773

Net cash provided by (used in) investing activities	14,885	(28,303)

Cash flows from financing activities:
Proceeds from line of credit	112,500	63,500
Repayment of line of credit	(89,000)	(63,500)
Borrowings from long-term debt	190,500	165,017
Repayment of long-term debt	(157,273)	(218,198)
Stock withheld for taxes under employee share-based compensation plan	(2,361)	(1,608)
Excess tax benefits (deficiencies) from share-based payment arrangements	16	(130)
Stock options exercised	443	—
Distributions to noncontrolling interests	(409)	—
Dividends declared and paid	(472)	(479)

Net cash provided by (used in) financing activities	53,944	(55,398)

Effect of exchange rate changes on cash	141	(661)

Net decrease in cash and cash equivalents	(21,045)	(5,000)
Cash and cash equivalents at beginning of period	41,026	15,039

Cash and cash equivalents at end of period	$19,981	$10,039

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$219	$1,404
Income taxes, net of refunds received	$6	$49,544

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Schnitzer Steel Industries, Inc. (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statements. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. Although management believes the disclosures made are adequate to ensure the information presented is not misleading, management suggests that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009. The results for the three months ended November 30, 2009 and 2008 are not necessarily indicative of the results of operations for the entire year. The Company has evaluated subsequent events through January 7, 2010. There were no subsequent events requiring disclosure.

Cash and Cash Equivalents

Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts of $15 million and $23 million as of November 30, 2009 and August 31, 2009, respectively.

Accounts Receivable, net

Accounts receivable represent amounts due from customers on product and other sales. The allowance for doubtful accounts was $6 million at November 30, 2009 and $8 million at August 31, 2009.

Goodwill and Other Intangible Assets, net

On October 2, 2009, the Company entered into a definitive agreement to sell the Company’s full-service used auto parts operation, which had been operated as part of the Auto Parts Business (“APB”) reporting unit. The Company identified this divestiture as a triggering event, which resulted in testing goodwill for impairment. Based on the Company’s valuation analysis performed in relation to the divestiture of the full-service operations, the Company determined that the goodwill related to the APB reporting unit was not impaired. The Company will continue to monitor its goodwill and indefinite-lived intangible and long-lived assets for possible future impairment. Refer to Note 6 – Goodwill and Intangibles, net for further detail.

On September 1, 2009, the Company adopted the accounting standard for non-recurring, non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Non-recurring, non-financial asset fair value measurements include those used in the Company’s test of recoverability of goodwill and indefinite-lived intangible assets, in which the Company determines whether fair values of its applicable reporting units exceed their carrying values. This standard will also impact the accounting for business combinations by using an exit price model when determining the fair values of acquired assets and assumed liabilities.

Accrued Workers’ Compensation Costs

The Company is self-insured up to a maximum amount for workers’ compensation claims and as such, a reserve for the costs of unpaid claims and the estimated costs of incurred but not reported claims has been estimated as of the balance sheet date. The Company’s exposure to claims is protected by various stop-loss insurance policies. The estimate of this reserve is based on historical claims experience. At November 30, 2009 and August 31, 2009, the Company accrued $6 million for the estimated cost of workers’ compensation claims.

SCHNITZER STEEL INDUSTRIES, INC.

Changes in Shareholders’ Equity and Comprehensive Income (Loss)

The following is a summary of the changes in shareholders’ equity and comprehensive income (loss) (in thousands):

	2009			2008
	SSI shareholders’ equity	Noncontrolling interests	Total equity	SSI shareholders’ equity	Noncontrolling interests	Total equity
Balances - September 1,	$919,367	$3,383	$922,750	$978,152	$4,399	$982,551
Net income (loss)	(8,569)	814	(7,755)	(34,002)	(388)	(34,390)
Components of other comprehensive income (loss), net of tax:
Foreign currency translation	572	—	572	(2,243)	—	(2,243)
Net unrealized gain (loss) on cash-flow hedges	175	—	175	(233)	—	(233)

Comprehensive income (loss)	(7,822)	814	(7,008)	(36,478)	(388)	(36,866)

Distributions to noncontrolling interests	—	(409)	(409)	—	—	—
Stock withheld for taxes under employee share-based compensation plan	(2,361)	—	(2,361)	(1,608)	—	(1,608)
Share-based compensation expense	2,731	—	2,731	4,379	—	4,379
Dividends declared and paid	(472)	—	(472)	(479)	—	(479)
Stock options exercised	443	—	443	—	—	—
Excess tax benefits (deficiencies) from share-based payment arrangements	16	—	16	(130)	—	(130)

Balances - November 30,	$911,902	$3,788	$915,690	$943,836	$4,011	$947,847

Net Income (Loss) and Dividends per Share

Effective September 1, 2009, the Company adopted the accounting standard for noncontrolling interests in consolidated financial statements. Certain provisions of this accounting standard are required to be adopted retrospectively for all periods presented and include a requirement that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity. Further, as a result of adopting this accounting standard, net (income) loss attributable to noncontrolling interests is now deducted from the income (loss) from continuing operations to arrive at the net income (loss) from continuing operations attributable to SSI for purposes of calculating earnings per share (“EPS”).

Basic net income (loss) per share attributable to SSI is based on the weighted average number of outstanding common shares during the periods presented, including vested deferred stock units (“DSUs”) and restricted stock units (“RSUs”). Diluted net income per share attributable to SSI is based on the weighted average number of common shares outstanding, assuming dilution. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of performance share, DSU and RSU awards using the treasury stock method. For the three months ended November 30, 2009 and 2008, 179,578 and 1,340,913 common stock equivalent shares, respectively, were considered anti-dilutive and were excluded from the calculation of diluted earnings per share.

	Three Months Ended November 30,
	2009	2008
Income (loss) from continuing operations	$7,219	$(32,960)
Net (income) loss attributable to noncontrolling interests	(814)	388

Income (loss) from continuing operations attributable to SSI	6,405	(32,572)
Loss from discontinued operations, net of tax	(14,974)	(1,430)

Net loss attributable to SSI	$(8,569)	$(34,002)

Computation of shares:
Weighted average common shares outstanding - basic	27,803	28,016
Incremental common shares attributable to dilutive stock options, performance share awards, DSUs and RSUs	327	—

Weighted average common shares outstanding - diluted	28,130	28,016

SCHNITZER STEEL INDUSTRIES, INC.

Recent Accounting Pronouncements

In December 2008, a new accounting standard was issued regarding an employer’s disclosures about the plan assets of a defined benefit pension or postretirement plan and will require additional disclosure regarding investment policies and strategies, fair value of each major asset category based on risks of the assets, inputs and valuations techniques used to estimate fair value, fair value measurement hierarchy levels under pension accounting for each asset category and significant concentration of risk information. This standard will be effective for the Company for the fiscal year ending August 31, 2010.

Reclassifications and Revisions

Certain prior year amounts have been reclassified within cash flows from operating activities to conform to the current year presentation. These changes had no impact on previously reported operating income, net income (loss) or net cash provided by operating activities.

In addition, the Company identified and corrected a classification error in the consolidated statement of cash flows for the discrete quarter ended November 30, 2008 which increased net cash provided by operating activities by $9 million to $79 million and increased net cash used in investing activities by $9 million to $28 million. The Company deemed this error to be immaterial.

Note 2 - Inventories, net

The Company’s inventories primarily consist of ferrous and nonferrous processed and unprocessed scrap metal, used and salvaged vehicles and finished steel products, consisting primarily of rebar, merchant bar and wire rod. Inventories are stated at the lower of cost or market for all periods presented.

Inventories, net consisted of the following (in thousands):

	November 30, 2009	August 31, 2009
Processed and unprocessed scrap metal	$169,558	$77,607
Semi-finished goods (billets)	3,864	9,600
Finished goods	39,103	66,936
Supplies	31,291	31,581
Inventory reserve	(847)	(1,269)

Inventories, net	$242,969	$184,455

The Company makes certain assumptions regarding future demand and net realizable value in order to assess that inventory is properly recorded at the lower of cost or market. The assumptions are based on both historical experience and current information.

Due to reduced production levels during the first three months of fiscal 2009, the Company recognized $10 million of expense for abnormal production costs that could not be capitalized into inventory.

Note 3 - Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	November 30, 2009	August 31, 2009
Property, plant and equipment	$803,165	$812,997
Less: accumulated depreciation	(372,098)	(365,769)

Property, plant and equipment, net	$431,067	$447,228

SCHNITZER STEEL INDUSTRIES, INC.

Note 4 - Business Combinations

On September 1, 2009, the Company adopted the revised accounting standard for business combinations. This standard requires the Company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, and requires acquisition costs to be expensed as incurred. The Company expensed $1 million in acquisition costs to selling, general and administrative expenses in the first quarter of fiscal 2010.

In October 2009, the Company completed the acquisition of four self-service used auto parts facilities located near the Company’s MRB export facility in Portland, Oregon for $18 million. This acquisition represents the Company’s first used auto parts operations in the Pacific Northwest. The acquired facilities will operate under the Company’s Pick-N-Pull brand. This acquisition was not material to the Company’s financial position or results of operations, and thus proforma information is not presented.

Note 5 - Discontinued Operations

In October 2009, the Company sold its full-service used auto parts operation, which had been operated as part of the APB reporting unit. The Company concluded that the divestiture met the definition of a discontinued operation. Accordingly, the results of this discontinued operation have been reclassified for all periods presented. The sale resulted in a loss of $15 million, net of tax. The loss included the write-off of $12 million of goodwill that was allocated to the full-service operation from the APB reporting segment. Operating results of the discontinued operations are summarized below. The amounts exclude general corporate overhead previously allocated to the full-service used auto parts operation.

	Three Months Ended November 30,
(In thousands)	2009	2008
Revenues	$9,991	$27,152

Loss from discontinued operations before income taxes	$(292)	$(2,200)
Loss on sale of full service operations	(17,022)	—
Income taxes	2,340	770

Loss from discontinued operations, net of tax	$(14,974)	$(1,430)

Assets and liabilities of discontinued operations consisted of the following (in thousands):

August 31, 2009
Current assets	$41,670
Noncurrent assets	$8,538
Current liabilities	$8,740
Noncurrent liabilities	$5,167

Note 6 - Goodwill and Intangibles, net

The Company identified the divestiture of its full service used auto parts operation as a triggering event that required testing the goodwill in the APB reporting segment for impairment. Based on the Company’s valuation analysis performed in relation to the divestiture the Company determined that the goodwill was not impaired as of the divestiture date. The Company will continue to monitor its goodwill and indefinite-lived intangible and long-lived assets for possible future impairment.

SCHNITZER STEEL INDUSTRIES, INC.

The gross changes in the carrying amount of goodwill by reportable segments during the first three months of fiscal 2010 were (in thousands):

	Metals Recycling Business	Auto Parts Business	Total
Balance as of August 31, 2009	$228,977	$137,582	$366,559
Foreign currency translation adjustment	—	608	608
Acquisitions	(1,162)	14,266	13,104
Divestitures	—	(12,030)	(12,030)

Balance as of November 30, 2009	$227,815	$140,426	$368,241

The following table presents the Company’s intangible assets and their related lives (in thousands):

		November 30, 2009		August 31, 2009
	Life In Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangibles:
Tradename	Indefinite	$750	$—	$750	$—
Tradename	20	—	—	972	(227)
Tradename	1 - 6	583	(306)	583	(275)
Marketing agreement	5	1,240	(75)	—	—
Employment agreements	2	1,117	(465)	1,117	(326)
Covenants not to compete	3 - 20	27,083	(10,449)	22,782	(9,949)
Leasehold interests	4 - 25	862	(243)	1,550	(540)
Lease termination fee	15	200	(194)	200	(191)
Permits & licenses	3	80	(20)	80	(13)
Supply contracts	Indefinite	361	—	361	—
Supply contracts	5 - 6	4,363	(1,422)	5,269	(1,931)
Real property options	Indefinite	210	—	210	—

Total		$36,849	$(13,174)	$33,874	$(13,452)

Intangible assets with finite useful lives are amortized over their useful lives using methods that reflect the pattern over which the economic benefits are expected to be consumed or on a straight-line basis based on estimated lives. Amortization expense for identifiable intangible assets for the three months ended November 30, 2009 and 2008 was $1 million.

Note 7 - Environmental Liabilities and Other Contingencies

The Company evaluates the adequacy of its environmental liabilities on a quarterly basis. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which reserves were established.

Changes in the Company’s environmental liabilities for the first three months of fiscal 2010 were (in thousands):

Reporting Segment	Beginning Balance September 1, 2009	Reserves Established, Net	Payments	Ending Balance November 30, 2009	Short-Term	Long-Term
Metals Recycling Business	$25,608	$150	$(303)	$25,455	$2,441	$23,014
Auto Parts Business	16,300	—	—	$16,300	554	15,746

Total	$41,908	$150	$(303)	$41,755	$2,995	$38,760

SCHNITZER STEEL INDUSTRIES, INC.

Metals Recycling Business (“MRB”)

At November 30, 2009, MRB’s environmental reserves of $25 million consisted primarily of the reserves established in connection with potential future clean-up of MRB locations at which the Company or its subsidiaries have conducted business or allegedly disposed of certain materials and various sites acquired through acquisitions.

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

During fiscal 2006, the Company received letters from the LWG and one of its members with respect to participating in the LWG Remedial Investigation/Feasibility Study (“RI/FS”) and demands from various parties in connection with environmental response costs allegedly incurred in investigating contamination at the Portland Harbor Superfund site. In an effort to develop a coordinated strategy and response to these demands, the Company joined with more than twenty other newly-noticed parties to form the Blue Water Group (“BWG”). All members of the BWG declined to join the LWG. As a result of discussions between the BWG, LWG, EPA and Oregon Department of Environmental Quality (“DEQ”) regarding a potential cash contribution to the RI/FS, certain members of the BWG, including the Company, agreed to an interim settlement with the LWG under which the Company contributed toward the BWG’s total settlement amount. The Company has also joined with the LWG and more than 50 other PRPs in a voluntary process for establishing an allocation of costs at the site. These parties are currently working on the selection of an allocator. At the same time, the LWG has moved forward with litigation seeking to bring additional parties into the allocation process.

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

The cost of the investigations and remediation associated with these properties is not reasonably estimable until the completion of the data review and further investigations now being conducted by the LWG and the Trustees. In fiscal 2006, the Company recorded a liability for its estimated share of the costs of the investigation incurred by the LWG to date. As of November 30, 2009, the Company has reserved $1 million for third party investigation costs of the Portland Harbor Superfund site.

Other Metals Recycling Business Sites

The Company’s environmental reserves include $24 million for potential future clean-up of other MRB locations at which the Company or its subsidiaries have conducted business or allegedly disposed of other materials. No environmental compliance enforcement proceedings are currently pending related to these sites.

SCHNITZER STEEL INDUSTRIES, INC.

Auto Parts Business (“APB”)

At November 30, 2009, the Company’s environmental reserves include $16 million for potential future clean-up of APB locations at which the Company or its subsidiaries have conducted business or allegedly disposed of other materials. No environmental compliance enforcement proceedings are currently pending related to these sites.

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

SMB had no environmental reserves at November 30, 2009 or 2008.

Contingencies - Other

On October 16, 2006, the Company finalized settlements with the Department of Justice (“DOJ”) and the SEC resolving an investigation related to a past practice of making improper payments to the purchasing managers of the Company’s customers in Asia in connection with export sales of recycled ferrous metal. Under the settlement, the Company agreed to a deferred prosecution agreement with the DOJ (the “Deferred Prosecution Agreement”) and an order issued by the SEC instituting cease-and-desist proceedings, making findings and imposing a cease-and-desist order pursuant to Section 21C of the Securities Exchange Act of 1934 (the “Order”). Under the Deferred Prosecution Agreement, the DOJ agreed not to prosecute the Company if the Company met the conditions of the agreement for a period of three years including, among other things, that the Company engage a compliance consultant to advise its compliance officer and its Board of Directors on the Company’s compliance program. The Deferred Prosecution Agreement ended on October 15, 2009. Under the settlement, the Company agreed to cooperate fully with any ongoing, related DOJ and SEC investigations. The Company does not anticipate any further losses associated with this settlement.

Note 8 - Short-Term Borrowings

The Company’s short-term borrowings consist primarily of a one year, unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A that expires in March 2010. Interest rates on outstanding indebtedness under the unsecured line of credit are set by the bank at the time of borrowing. The weighted average interest rate on this line was 2.05% at November 30, 2009. The Company had $24 million outstanding under this facility as of November 30, 2009 compared to no borrowings outstanding at August 31, 2009. The credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of November 30, 2009 and August 31, 2009, the Company was in compliance with all such covenants.

Note 9 - Long-Term Debt and Capital Lease Obligations

The Company maintains a $450 million revolving credit facility that matures in July 2012 pursuant to an unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto. Interest rates on outstanding indebtedness under the amended agreement are based, at the Company’s option, on either the London Interbank Offered Rate (“LIBOR”) plus a spread of between 0.50% and

SCHNITZER STEEL INDUSTRIES, INC.

1.00%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.10% and 0.25% based on a pricing grid tied to the Company’s leverage ratio. As of November 30, 2009 and August 31, 2009, the Company had borrowings outstanding under the credit facility of $134 million and $100 million, respectively.

The bank credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of November 30, 2009 and August 31, 2009, the Company was in compliance with all such covenants.

As of November 30, 2009, the Company had capital lease obligations for the use of equipment that expire at various dates through September 2015. As of November 30, 2009 and August 31, 2009, the Company had $2 million and $3 million, respectively, of assets accounted for as capital leases that were included in property, plant and equipment on the condensed consolidated balance sheets. Additionally, as of November 30, 2009 and August 31, 2009, the Company had $8 million of long-term bonded indebtedness that matures in January 2021.

Note 10 - Related Party Transactions

The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $4 million and $5 million in the first quarter of fiscal 2010 and 2009, respectively. Advances to (payments from) these joint ventures were less than ($1) million and $1 million in the first quarter of fiscal 2010 and 2009, respectively. The Company owed $2 million to joint ventures as of November 30, 2009 and August 31, 2009.

Thomas D. Klauer, Jr., President of the Company’s Auto Parts Business, is the sole shareholder of a corporation that is the 25% minority partner in a partnership in which the Company is the 75% partner and which operates four self-service stores in Northern California. Mr. Klauer’s 25% share of the profits (loss) of this partnership totaled less than $1 million in the first quarter of fiscal 2010 and fiscal 2009. Mr. Klauer and the Company also jointly own the real property at one of these stores, which is leased to the partnership. Mr. Klauer’s share of the annual rent paid by the partnership is less than $1 million. The term of this lease expires in December 2010, and the partnership has the option to renew the lease, upon its expiration, for a five-year period. Rent under the lease is adjusted annually based on the Consumer Price Index. Also in 2009, Mr. Klauer, through a company of which he is the sole shareholder, acquired ownership of a contiguous parcel of real property, a portion of which is occupied by the partnership under an expired lease. The Company and Mr. Klauer are discussing the terms for a new long-term lease of that parcel by the partnership. The rent paid by the partnership to Mr. Klauer’s company in the first quarter of fiscal 2010 for this parcel was less than $1 million. In addition, during fiscal 2008, the Company loaned this partnership $5 million to fund the exercise of an option to purchase another property occupied by the partnership from an unrelated third party. The loan bears interest at 5% per annum, and the partnership is prohibited from making distributions to its partners (other than for taxes on the income of the partnership) until the loan is repaid. The principal balance was repaid as of November 30, 2009 compared to a balance of $1 million at August 31, 2009.

Gary Schnitzer, Gregory Schnitzer and Joshua Philip, each a member of the Schnitzer family, are employed by the Company. For the first three months of fiscal 2010 and 2009, these members of the Schnitzer family collectively earned total compensation of less than $1 million. Schnitzer family employees are considered related parties for financial reporting purposes because members of the Schnitzer family own significant interests in the Company and may exercise control.

Members of the Schnitzer family also own all of the outstanding stock of Schnitzer Investment Corp. (“SIC”), which is engaged in the real estate business and was a subsidiary of the Company prior to 1988. Since December 2000 when the Portland Harbor was designated a superfund site, the Company has incurred $5 million, net of insurance reimbursements, in legal and consultant fees related to the investigation of this site. The Company and SIC are both potentially responsible parties (“PRPs”) with respect to the Portland Harbor, in some cases with respect to the same properties including the location of the Company’s Portland scrap operations. The Company and SIC have worked together in response to Portland Harbor matters, and the

SCHNITZER STEEL INDUSTRIES, INC.

Company has paid all of the legal and consultant fees for the joint defense, in part due to its environmental indemnity obligation to SIC with respect to the Portland scrap operations property. As these costs have increased substantially in the last two years, the Company and SIC have agreed to an equitable cost sharing arrangement with respect to defense costs under which SIC will pay 50% of the legal and consultant costs, net of insurance recoveries, with respect to the Portland Harbor, including reimbursing the Company $2 million for SIC’s share of costs incurred to date. SIC paid $650,000 in December 2009 towards this obligation and has agreed to pay an additional $600,000 in each calendar quarter of 2010 until its 50% share of all previously incurred costs is paid.

It is the Company’s policy that all transactions with the Schnitzer family (including Schnitzer family companies) require the approval of the Company’s Audit Committee, and the Company is in compliance with this policy.

Note 11 - Derivative Financial Instruments and Fair Value Measurements

Natural gas price risk management

In order to minimize the volatility of its natural gas costs, which represented 3% of SMB’s cost of goods sold for the first three months of fiscal 2010 and 2009, SMB entered into a take-or-pay natural gas contract that obligates it to purchase a minimum of 3,500 million British Thermal Units (“BTU”) per day through October 31, 2009, and a minimum of 2,000 million BTU per day thereafter, whether or not the amount is utilized. The contract expires on May 31, 2011 and obligates the Company to purchase minimum quantities through October 31, 2010, whether or not the amount is used.

Fair value measurement

SMB’s natural gas contract is classified as a derivative instrument and carried at fair value. Fair value for this instrument, the only financial instrument carried at fair value, is determined using a forward price curve based on observable market price quotations at a major natural gas trading hub. The Company considers nonperformance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of the counterparty when the Company is in an unrealized gain position or on the Company’s own credit spread when the Company is in an unrealized loss position. This assessment of nonperformance risk is generally derived from the credit default swap market or from bond market credit spreads. The impact of the credit risk adjustments for the Company’s outstanding derivative was not material to the fair value calculation as of November 30, 2009. Mark-to-market adjustments on this instrument resulted in a derivative liability of $4 million at November 30, 2009, compared to $6 million at August 31, 2009. This amount is classified as a Level 2 fair value measurement under the fair value hierarchy.

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

Amounts included in accumulated other comprehensive income (“AOCI”) are reclassified to cost of goods sold when the forecasted purchase transaction is recognized in earnings and when ineffectiveness arises out of the hedge. Included in other accrued liabilities is the fair value of the designated hedge portion of the derivative of $1 million and $2 million as of November 30, 2009 and August 31, 2009, respectively. The effective portion of realized losses reclassified into cost of goods sold was less than $1 million for the three months ended November 30, 2009. The ineffective portion of unrealized losses included in cost of goods sold was less than $1 million for the three months ended November 30, 2009. The unrealized gain, net of tax, for the effective portion of the hedge is less than $1 million for the three months ended November 30, 2009. Upon de-designation of the cash flow hedge in October 2008, $1 million was reclassified from AOCI to cost of goods sold. Existing unrealized losses, net of tax, of less than $1 million currently recorded in AOCI are expected to be reclassified into cost of goods sold within the next 12 months.

SCHNITZER STEEL INDUSTRIES, INC.

Derivative not designated as a hedging instrument

For the portion of the natural gas contract not designated as a hedge, the Company recognizes the change in fair value in cost of goods sold in the period of change. Included in other accrued liabilities is the fair value of the derivative not designated as a hedge of $3 million and $4 million as of November 30, 2009 and August 31, 2009, respectively. Net gains of $1 million were recognized in cost of goods sold for the three months ended November 30, 2009, compared to $1 million of net losses for the three months ended November 30, 2008.

Note 12 - Share-based Compensation

The Company recognized $3 million and $4 million for share-based compensation expense for the three months ended November 30, 2009 and 2008, respectively.

Fiscal 2010-2012 Performance Share Awards

On November 20, 2009, the Company’s Compensation Committee approved performance-based awards under the Plan and entry by the Company into Long-Term Incentive Award Agreements evidencing the award of these performance shares. The Compensation Committee established performance targets based on the Company’s earnings per share (weighted at 50%) and the average return on capital employed on a divisional basis (weighted at 50%) for the three years of the performance period, with award payouts ranging from a threshold of 50% to a maximum of 200% for each portion of the awards. A participant generally must be employed by the Company on the October 31 following the end of the performance period to receive an award payout, although adjusted awards will be paid if employment terminates earlier on account of death, disability, retirement, termination without cause after the first year of the performance period or on a sale of the Company. Awards will be paid in Class A common stock as soon as practicable after October 31 following the end of the performance period. The grant date for the fiscal 2010–2012 performance-based awards was November 20, 2009. Compensation expense for the fiscal 2010–2012 performance-based awards during the three months ended November 30, 2009 was less than $1 million.

Note 13 - Employee Benefits

The Company and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies. These plans include a defined benefit plan, a supplemental executive retirement benefit plan (“SERBP”), defined contribution plans, and multi-employer pension plans. These plans are more fully described in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2009.

SCHNITZER STEEL INDUSTRIES, INC.

The components of net periodic pension costs for the three months ended November 30, 2009 and 2008, were (in thousands):

	Defined Benefit Plan
	Three Months Ended November 30,
	2009	2008
Interest cost	$171	$195
Expected return on plan assets	(238)	(243)
Amortization of past service cost	(24)	—
Recognized actuarial loss	131	70

Net periodic pension cost	$40	$22

	SERBP
	Three Months Ended November 30,
	2009	2008
Service cost	$15	$9
Interest cost	33	31
Recognized actuarial gain	(1)	(8)

Net periodic pension cost	$47	$32

Defined Benefit Plans

Benefits under the Company’s defined benefit plan were frozen effective June 30, 2006. In general, additional contributions to the plan are not required; however, changes in the discount rate or actual investment returns that are lower than the long-term expected return on plan assets could result in the need for the Company to make additional contributions. No contributions are expected to be made to the defined benefit plan in the remainder of fiscal 2010. However, changes in the discount rate or actual investment returns which continue to remain lower than the long-term expected return on plan assets could result in a requirement for the Company to make additional contributions. The Company did not make contributions to the defined benefit plan during the three months ended November 30, 2009 or 2008. Company contributions to the SERBP were less than $1 million for all periods presented.

Multiemployer Pension Plans

The Company contributes to various multiemployer pension plans in accordance with its collective bargaining agreements. The plans are jointly managed by trustees that include representatives from both management and labor unions. Contribution rates are established by collective bargaining and benefit levels are set by a joint board of trustees based on the advice of an independent actuary regarding the level of benefits that agreed-upon contributions can be expected to support. Company contributions to the multiemployer plans were $1 million during the three months ended November 30, 2009 and 2008.

The Company has contingent liabilities for its share of the unfunded liabilities of each plan to which it contributes that would be triggered if the Company were to withdraw or partially withdraw from that plan. Because the Company has no current intention of withdrawing from any of the multiemployer plans in which it participates, it has not recognized a liability for this contingency.

SCHNITZER STEEL INDUSTRIES, INC.

Defined Contribution Plans

The Company has several defined contribution plans covering certain employees. For the three months ended November 30, 2009, the Company made no contributions to the defined contribution plans compared to contributions of $2 million for the same period of the prior year. The Company suspended employer contributions to these plans effective in March 2009. Resumption of these contributions will be based on a variety of factors, including Company performance and overall economic conditions and it is uncertain whether the Company will make contributions to these plans in the remainder of fiscal 2010.

Note 14 - Segment Information

The Company operates in three reportable segments: metal purchasing, processing, recycling, selling and trading (“MRB”), used auto parts (“APB”) and mini-mill steel manufacturing (“SMB”). Additionally, the Company is a non-controlling partner in joint ventures, which are either in the metals recycling business or are suppliers of unprocessed metal.

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

The following is a summary of the Company’s total assets (in thousands):

	November 30, 2009	August 31, 2009
Metals Recycling Business	$1,278,697	$1,266,222
Auto Parts Business	232,567	272,983
Steel Manufacturing Business	322,770	331,811

Total segment assets	1,834,034	1,871,016
Corporate and eliminations	(538,159)	(602,783)

Total assets	$1,295,875	$1,268,233

SCHNITZER STEEL INDUSTRIES, INC.

The table below illustrates the Company’s operating results from continuing operations by segment for the three months ended November 30, 2009 and 2008, respectively (in thousands):

	Three Months Ended November 30
	2009	2008
Revenues:
Metals Recycling Business	$316,472	$401,184
Auto Parts Business	55,261	40,703
Steel Manufacturing Business	68,680	98,632

Segment revenue	440,413	540,519
Intersegment eliminations	(46,131)	(68,555)

Total revenues	$394,282	$471,964

Depreciation and amortization:
Metals Recycling Business	$9,292	$8,599
Auto Parts Business	1,771	1,452
Steel Manufacturing Business	3,051	2,970

Segment depreciation and amortization	14,114	13,021
Corporate	1,023	985

Total depreciation and amortization	$15,137	$14,006

Reconciliation of the Company’s segment operating income (loss) to income (loss) from continuing operations before income taxes:

Metals Recycling Business	$15,909	$(19,249)
Auto Parts Business	10,417	(6,746)
Steel Manufacturing Business	(7,565)	(31,286)

Segment operating income (loss)	18,761	(57,281)
Corporate and eliminations	(9,479)	9,076

Operating income (loss)	9,282	(48,205)
Other expense	(199)	(1,077)

Income (loss) from continuing operations before income taxes	$9,083	$(49,282)

Note 15 - Income Tax Expense (Benefit)

The effective tax rate for continuing operations for the first quarter of fiscal 2010 was 20.5%, compared to a benefit of 33.1% for the same period of fiscal 2009. The effective rate was less than the statutory rate because the Worker, Homeownership, and Business Act of 2009 extended the carry back period for corporate net operating losses (“NOLs”) from two years to five years, thereby restoring the tax benefit of the full Internal Revenue Code Section 199 manufacturing deduction originally claimed in fiscal 2007. This caused a 12.8% reduction in the fiscal 2009 effective rate. The remaining differences between the effective rate and the Federal statutory rate were attributable to the manufacturing deduction from current year operations, state taxes, the lower foreign tax rate on permanently reinvested foreign earnings, noncontrolling interests and nondeductible officers’ compensation.

The $49 million of refundable income taxes at November 30, 2009 primarily consisted of an overpayment from fiscal 2008 and an anticipated refund from carrying back fiscal 2009 NOLs to fiscal years 2004, 2005 and 2006.

SCHNITZER STEEL INDUSTRIES, INC.

The Company files federal and state income tax returns in the United States and foreign tax returns in Puerto Rico and Canada. The federal statute of limitations has expired for fiscal 2003 and prior years, and the Company is no longer subject to state and foreign tax examinations for those years. Federal and state tax authorities are currently examining the Company’s income tax returns for fiscal years 2004 to 2008.

Deferred taxes included the benefits from a federal NOL carry forward of $2 million that will expire if not used by 2012 and state tax credits that will expire if not used between 2010 and 2020. A valuation allowance of $1 million has been recorded at November 30, 2009 for the federal capital loss and state tax credits that are expected to expire unused in the future. Realization of the deferred tax assets is dependent upon generating sufficient taxable income prior to their expiration. Management believes it is more likely than not that the Company will realize the remaining deferred tax assets, net of the valuation allowance.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a discussion of the Company’s operations for the first quarter of fiscal 2010 and 2009. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the Company’s 2009 Form 10-K and the Unaudited Condensed Consolidated Financial Statements and the related notes thereto included elsewhere in this Form 10-Q.

FORWARD-LOOKING STATEMENTS

Statements and information included in this Quarterly Report on Form 10-Q by the Company that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

All references to “we,” “our,” “us,” “SSI,” and “the Company” refer to Schnitzer Steel Industries, Inc.

SCHNITZER STEEL INDUSTRIES, INC.

General

Founded in 1906, Schnitzer Steel Industries, Inc., an Oregon corporation, is currently one of the nation’s largest recyclers of ferrous and nonferrous scrap metal, a leading recycler of used and salvaged vehicles and a manufacturer of finished steel products.

We operate in three reportable segments: the Metals Recycling Business (“MRB”), the Auto Parts Business (“APB”) and the Steel Manufacturing Business (“SMB”), which collectively provide an end of life cycle solution for a variety of products through our integrated businesses. Corporate expense consists primarily of unallocated expense for management and administrative services that benefit all three business segments. As a result of this unallocated expense, the operating income (loss) of each segment does not reflect the operating income (loss) the segment would have as a stand-alone business. For further information regarding the Company’s segments refer to Note 14 – Segment Information, in the notes to the consolidated financial statements, in Part I, Item 1 of this report.

Our results of operations from continuing operations depend in large part on demand and prices for recycled metal in global and domestic markets and steel products in the Western U.S. Our deep water port facilities on both the East and West coasts of the U.S. (in Everett, Massachusetts; Oakland, California; Portland, Oregon; and Tacoma, Washington) and access to port facilities in Rhode Island, Hawaii and Puerto Rico allow the Company to meet the demand for recycled metal by steel manufacturers located in Europe, Asia, Central America and Africa. Our processing facilities in the Southeastern U.S. also provide access to the automobile and steel manufacturing industries in that region. Periodically, fluctuating or volatile supply and demand conditions affect market prices for and volumes of recycled ferrous and nonferrous metal in global markets and for steel products in the Western U.S. and can have a significant impact on the results of operations for all three operating segments, as can freight rates and the availability of transportation.

Executive Overview of Quarterly Results

In the first quarter of fiscal 2010 our financial results were impacted by the weak economic environment, with revenues in our MRB and SMB business segments lower in comparison with the same period in the prior year, which reflected higher priced sales made before the market declined. APB revenues, however, were higher in the quarter compared to the prior year, as they benefited from additional car volume generated from the Cash-For-Clunkers stimulus program. Despite lower consolidated revenues, we were able to generate positive operating income (excluding the operating results for discontinued operations) in the current quarter, compared to the same period in the prior year. While we continue to face challenging market conditions, we believe that our strong balance sheet will enable us to take advantage of investment opportunities in the business segments in which we operate, as well as provide working capital which enables us to build inventories necessary to support stronger export demand and higher sales volumes.

The following items represent a summary of financial information for the first quarter of fiscal 2010:

•	Revenues of $394 million, compared to revenues of $472 million in the first quarter of fiscal 2009;

•

Income from continuing operations attributable to SSI (excluding noncontrolling interest) of $6 million, or $0.23 per share (diluted), compared to loss from continuing operations attributable to SSI of ($33) million, or ($1.16) per share, in the first quarter of fiscal 2009;

•	Net loss from discontinued operations of ($15) million compared to ($1) million net loss from discontinued operations in the first quarter of fiscal 2009;

•	Net loss attributable to SSI of ($9) million, or ($0.30) per share (diluted), compared to net loss attributable to SSI of ($34) million, or ($1.21) per share in the first quarter of fiscal 2009.

For the first quarter of fiscal 2010, MRB generated revenues of $316 million, an $85 million decrease from the same period in fiscal 2009. This included an $81 million, or 26%, decrease in ferrous revenues and a $4 million, or 4%, decrease in nonferrous revenues. The decrease in ferrous revenues was primarily driven by a 23% decrease in the average net selling price as a result of the weak economic conditions and higher selling prices for shipments in the first half of the same period in fiscal 2009. MRB had operating income of $16 million for the first quarter of fiscal 2010, compared to a ($19) million operating loss for the same period in fiscal 2009.

SCHNITZER STEEL INDUSTRIES, INC.

The improvement in operating income was primarily due to $29 million in non-cash NRV inventory write-downs in the first quarter of fiscal 2009.

For the first quarter of fiscal 2010, APB generated revenues of $55 million, a $15 million increase from the same period in fiscal 2009. In addition, APB achieved record first quarter operating income (excluding the operating results from discontinued operations) of $10 million for the first quarter of fiscal 2010, compared to an operating loss of ($7) million for the same period in fiscal 2009. The increases in revenue and operating income were attributable to benefits recognized in the quarter from the Cash-For-Clunkers government stimulus program enhancing parts sales and improvements in commodity prices. We also completed the sale of our full-service used auto parts operation, which resulted in a loss of $15 million, net of tax from discontinued operations, primarily resulting from the write-off of goodwill.

For the first quarter of fiscal 2010, SMB generated revenues of $69 million, a $30 million decrease compared to the same period in fiscal 2009. The decrease in revenues over the prior year period reflected lower demand arising from weak economic conditions, which resulted in a 40% decrease in the average net selling price per ton for finished steel products, from $864 per ton in the prior year quarter to $520 in the current quarter. SMB had an operating loss of ($8) million for the first quarter of fiscal 2010, compared to an operating loss of ($31) million for the same period in fiscal 2009. The first quarter 2009 operating loss included $32 million in non-cash NRV inventory write-downs and $6 million of abnormal production costs that could not be capitalized into inventory.

Business Combinations

During the first quarter of fiscal 2010, we completed the acquisition of four self-service used auto parts facilities located near our MRB export facility located in Portland, Oregon that represent our first used auto parts operations in the Pacific Northwest. In addition, we signed a definitive agreement to acquire two additional self-service facilities in January 2010, which will increase the number of used auto parts facilities that we operate in the Dallas-Fort Worth Metroplex to four. All of the acquired facilities will operate under our Pick-N-Pull brand. The acquisition of the two additional facilities is not expected to be material to the Company’s results of operations.

We also completed the sale to LKQ of our full-service used auto parts operation, which had operated as part of the APB reporting segment.

SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

	Three Months Ended November 30,
($ in thousands)	2009	2008	% Change
Revenues:
Metals Recycling Business	$316,472	$401,184	(21%	)
Auto Parts Business	55,261	40,703	36%
Steel Manufacturing Business	68,680	98,632	(30%	)
Intercompany revenue eliminations	(46,131)	(68,555)	(33%	)

Total revenues	394,282	471,964	(16%	)

Cost of goods sold:
Metals Recycling Business	286,854	407,294	(30%	)
Auto Parts Business	34,192	37,923	(10%	)
Steel Manufacturing Business	74,841	127,980	(42%	)
Intercompany cost of goods sold eliminations	(44,949)	(82,643)	(46%	)

Total cost of goods sold	350,938	490,554	(28%	)

Selling, general and administrative expense:
Metals Recycling Business	14,041	20,437	(31%	)
Auto Parts Business	10,652	9,526	12%
Steel Manufacturing Business	1,404	1,938	(28%	)
Corporate	8,349	5,583	50%

Total SG&A expense	34,446	37,484	(8%	)

Environmental matters:
Metals Recycling Business	150	(5,613)	NM

Total environmental matters	150	(5,613)	NM

Income from joint ventures
Metals Recycling Business	(482)	(1,685)	(71%	)
Intercompany profit eliminations	(52)	(571)	(91%	)

Total joint venture income	(534)	(2,256)	(76%	)

Operating income (loss):
Metals Recycling Business	15,909	(19,249)	NM
Auto Parts Business	10,417	(6,746)	NM
Steel Manufacturing Business	(7,565)	(31,286)	(76%	)
Corporate expense	(8,349)	(5,583)	50%
Change in intercompany profit (loss) elimination	(1,130)	14,659	NM

Total operating income (loss)	$9,282	$(48,205)	NM

NM = Not Meaningful

SCHNITZER STEEL INDUSTRIES, INC.

Revenues

Consolidated revenues for the first quarter of fiscal 2010 decreased $78 million, or 16%, to $394 million compared to the same period in fiscal 2009 with decreases in the MRB and SMB business segments being primarily driven by the weak economic conditions and prior year benefits from sales made before the market declined. These decreases were partially offset by an increase in the revenues generated in the APB business segment, which benefited in the quarter from increased car volumes from the Cash-For-Clunkers government stimulus program and improvements in commodity prices.

Operating Income (Loss)

Consolidated operating income (excluding operating results from discontinued operations) increased $57 million to operating income of $9 million for the first quarter of fiscal 2010 compared to the same period in fiscal 2009. The $57 million improvement in operating income was primarily due to $52 million in non-cash NRV inventory write-downs (comprised of $29 million at MRB, $32 million at SMB and ($9) million that was eliminated in consolidation) and $10 million of production costs that could not be capitalized in inventory in the first quarter of fiscal 2009.

Included in the operating income was a reduction in SG&A expense of $3 million for the first quarter of fiscal 2010 compared to the same period in the prior year. The reduction was primarily due to $2 million recognized for environmental cost reimbursements from a related party and $1 million from the settlement of a dispute with a customer.

In addition, certain one-time events benefited the results of the first quarter of fiscal 2009 which included a $2 million release of environmental reserves and a $3 million gain, both related to resolution of the Hylebos Waterways litigation; and a $5 million benefit arising from nondeductible executive incentive compensation that was awarded and included as nondeductible officers’ compensation for fiscal 2008 but was voluntarily and irrevocably declined in the first quarter of fiscal 2009.

Income Tax Expense (Benefit)

The effective tax rate for continuing operations for the first quarter of fiscal 2010 was 20.5%, compared to a benefit of 33.1% for the same period of fiscal 2009. The effective rate was less than the statutory rate because the Worker, Homeownership, and Business Act of 2009 extended the carry back period for corporate net operating losses (“NOLs”) from two years to five years, thereby restoring the tax benefit of the full Internal Revenue Code Section 199 manufacturing deduction originally claimed in fiscal 2007. This caused a 12.8% reduction in the fiscal 2009 effective rate. We expect the effective tax rate to be approximately 34.0% for the remainder of fiscal 2010.

Financial results by segment

We operate our business across three reportable segments: MRB, APB and SMB. Additional financial information relating to these business segments is contained in Item 1 – Financial Statements (unaudited) – Notes to Condensed Consolidated Financial Statements, Note 14 – Segment Information.

SCHNITZER STEEL INDUSTRIES, INC.

Metals Recycling Business

	Three Months Ended November 30,
($ in thousands, except for prices)	2009	2008	% Change
Ferrous revenues	$232,009	$312,755	(26%	)
Nonferrous revenues	82,854	86,517	(4%	)
Other	1,609	1,912	(16%	)

Total segment revenues	316,472	401,184	(21%	)

Cost of goods sold	286,854	407,294	(30%	)
Selling, general and administrative expense	14,041	20,437	(31%	)
Environmental matters	150	(5,613)	NM
(Income) from joint ventures	(482)	(1,685)	(71%	)

Segment operating income (loss)	$15,909	$(19,249)	NM

Average ferrous recycled metal sales prices ($/LT) (1)
Domestic	$271	$371	(27%	)
Export	$280	$353	(21%	)
Average	$277	$359	(23%	)

Ferrous sales volume (LT, in thousands)
Steel Manufacturing Business	122	145	(16%	)
Other domestic	135	130	4%

Total domestic	257	275	(7%	)
Export	500	504	(1%	)

Total ferrous sales volume (LT, in thousands)	757	779	(3%	)

Average nonferrous sales price ($/pound) (1)	$0.73	$0.78	(6%	)
Nonferrous sales volumes (pounds, in thousands)	110,247	107,359	3%

Outbound freight included in cost of goods sold (in thousands)	$25,306	$35,008	(28%	)

(1)	Price information is shown after excluding the cost of freight incurred to deliver the product to the customer.

LT = Long Ton, which is 2,240 pounds

NM = Not Meaningful

SCHNITZER STEEL INDUSTRIES, INC.

Revenues

MRB revenues decreased $85 million, or 21%, to $316 million during the first quarter of fiscal 2010, compared to the same period in the prior year. This decrease was primarily attributable to lower average net sales prices due to weak economic conditions impacting demand, and higher selling prices on shipments in the first quarter of fiscal 2009 from sales made before the market declined.

Ferrous revenues decreased $81 million, or 26%, to $232 million during the first quarter of fiscal 2010 compared to the same period in the prior year. The decrease in ferrous revenues was driven by lower average net selling prices, which decreased $82 per long ton, or 23%, in the first quarter of fiscal 2010 compared to the same period in the prior year.

Nonferrous revenues decreased $4 million, or 4%, to $83 million in the first quarter of fiscal 2010 compared to the same period in the prior year. The decrease in nonferrous revenues was primarily driven by lower average nonferrous net selling prices, which decreased $0.05, or 6%, to $0.73 per pound in the first quarter of fiscal 2010 compared to the same period in the prior year.

Segment Operating Income (Loss)

Operating income for MRB increased $35 million to $16 million in the first quarter of fiscal 2010 compared to an operating loss of ($19) million in the same period in the prior year. The increase was primarily due to $29 million in non-cash NRV inventory write-downs and $4 million of production costs that could not be capitalized in inventory in the first quarter of fiscal 2009, with no write-downs in the current quarter. The positive operating income in the first quarter of fiscal 2010 also reflected a focus on controlling costs and managing the cash spreads between the selling prices for recycled metal and purchase costs for raw materials.

Included in operating income was a reduction in SG&A expense of $6 million for the first quarter of fiscal 2010, primarily due to $2 million recognized for environmental cost reimbursements from a related party, $1 million from a settlement of a dispute with a customer, and lower compensation-related expenses, including incentive compensation, and reduced labor expenses resulting from prior year cost containment measures, which reduced headcount.

In addition, certain one-time events benefited the results of the first quarter of fiscal 2009 which included a $2 million release of environmental reserves and a $3 million gain, both related to resolution of the Hylebos Waterways litigation.

Auto Parts Business

	Three Months Ended November 30,
($ in thousands)	2009	2008	% Change
Revenues	$55,261	$40,703	36%
Cost of goods sold	34,192	37,923	(10%	)
Selling, general and administrative expense	10,652	9,526	12%

Segment operating income (loss)	$10,417	$(6,746)	NM

NM = Not Meaningful

Revenues

APB revenues increased $15 million, or 36%, to $55 million during the first quarter of fiscal 2010, compared to the same period in the prior year, driven by a $5 million increase in both scrap vehicle revenue and parts revenue and a $4 million increase in core revenue, due to higher sales volumes and prices, attributable to benefits recognized from additional vehicles purchased pursuant to the Cash-For-Clunkers government stimulus program, and improvements in commodity prices. The cars purchased through the Cash-For-Clunkers program were generally of a higher quality and as a result generated higher revenues from the parts sold.

SCHNITZER STEEL INDUSTRIES, INC.

Segment Operating Income (Loss)

APB achieved record first quarter operating income (excluding the operating results from discontinued operations) of $10 million compared to an operating loss of ($7) million for the same period in the prior year. The improvement in operating income reflected the impact in the first quarter of higher sales volumes and prices for scrapped vehicles, parts and cores, primarily resulting from the Cash-For-Clunkers stimulus program, and improvements in commodity prices. The operating loss for the first quarter of fiscal 2009 was impacted by higher average inventory from cars purchased prior to the market decline.

Steel Manufacturing Business

	Three Months Ended November 30,
($ in thousands, except price)	2009	2008	% Change
Revenues (2)	$68,680	$98,632	(30%	)
Cost of goods sold	74,841	127,980	(42%	)
Selling, general and administrative expense	1,404	1,938	(28%	)

Segment operating loss	$(7,565)	$(31,286)	(76%	)

Finished goods average sales price ($/ton) (1)	$520	$864	(40%	)
Finished steel products sold (tons, in thousands)	100	98	2%

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.
(2)	Revenues include sales of semi-finished goods (billets) and finished steel products.

Revenues

SMB revenues decreased $30 million, or 30%, to $69 million during the first quarter of fiscal 2010 compared to the same period in the prior year as a result of lower average selling prices for finished steel products, which decreased $344 per ton, or 40%, to $520 per ton compared to the same period in the prior year. The lower prices resulted from reduced demand related to weak economic conditions and benefits in the same period in the prior year from sales made before the market declined.

Segment Operating Loss

The operating loss for SMB decreased by $23 million to ($8) million in the first quarter of fiscal 2010 compared to an operating loss of ($31) million for the same period in the prior year. The reduction in the operating loss was due to $32 million in non-cash NRV inventory write-downs and $6 million of production costs that could not be capitalized in inventory in the first quarter of fiscal 2009, partly offset by benefits in the first quarter of fiscal 2009 from sales made before the market for finished steel products declined. SMB continues to be impacted by weak demand in the markets in which it operates which depressed sales prices, making it difficult to cover its raw material and production costs, and resulted in reduced and negative operating margins.

Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash resources and existing credit facilities.

Sources and Uses of Cash

We had cash balances of $20 million and $41 million at November 30, 2009 and August 31, 2009, respectively. Cash balances are intended to be used for working capital and capital expenditures.

Net cash used in operating activities for the three months ended November 30, 2009, was $90 million, compared to net cash provided by operating activities of $79 million in the same period of the prior year. Uses of cash included a $91 million increase in inventory (excluding $35 million of inventory sold as part of the divestiture of the full service auto parts operations) due to higher purchase costs and higher volumes of material

SCHNITZER STEEL INDUSTRIES, INC.

on hand at period end, an increase in accounts receivable of $9 million due to timing of collections, an $11 million decrease in accounts payable due to timing of payments and a $7 million decrease in accrued payroll liabilities due to the payment of fiscal 2009 incentive compensation awards in the first quarter of fiscal 2010.

Net cash provided by investing activities for the three months ended November 30, 2009 was $15 million, compared to net cash used in investing activities of $28 million in the same period of the prior year. Net cash provided by investing activities for the first three months of fiscal 2010 included $41 million in proceeds from the sale of the full-service auto parts business and other assets. This was partially offset by $18 million paid for completed acquisitions and $8 million in capital expenditures to upgrade the Company’s equipment and infrastructure.

Net cash provided by financing activities for the three months ended November 30, 2009 was $54 million, compared to net cash used in financing activities of $55 million in the same period of the prior year. The $57 million in additional borrowings was used to finance the growth in inventory.

Credit Facilities

Our short-term borrowings consist primarily of a one year, unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. that expires in March 2010. Interest rates on outstanding indebtedness under the unsecured line of credit are set by the bank at the time of borrowing. The weighted average interest rate on this credit line was 2.05% at November 30, 2009. We had $24 million outstanding under this facility as of November 30, 2009 compared to no borrowings outstanding at August 31, 2009.

We maintain a $450 million revolving credit facility that matures in July 2012, pursuant to an unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto. Interest rates on outstanding indebtedness under the amended agreement are based, at our option, on either the London Interbank Offered Rate (“LIBOR”) plus a spread of between 0.50% and 1.00%, with the amount of the spread based on a pricing grid tied to our leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.10% and 0.25% based on a pricing grid tied to our leverage ratio. As of November 30, 2009 and August 31, 2009, we had borrowings outstanding under the credit facility of $134 million and $100 million, respectively.

The two bank credit agreements contain various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of November 30, 2009, we were in compliance with all such covenants.

In addition, as of November 30, 2009 and August 31, 2009, we had $8 million of long-term indebtedness in the form of bonds maturing in January 2021.

Acquisitions

Acquisitions during the first three months of fiscal 2010 were $18 million, compared to no acquisitions for the same period in the prior year. During the first three months of fiscal 2010, we continued to expand our presence in regions in which we operate and in new locations through the acquisition of value-creating businesses.

Capital Expenditures

Capital expenditures during the first three months of fiscal 2010 were $8 million, compared to $28 million for the same period last year. During the first quarter of fiscal 2010, we continued our investment in infrastructure improvement projects, including general improvements at a number of our metals recycling facilities, investments in technology to improve the recovery of nonferrous materials from the shredding process and investments to further improve efficiency and increase capacity, increase worker safety and enhance environmental systems. We plan to invest $60 million to $80 million in capital improvement projects for the remainder of the fiscal year.

SCHNITZER STEEL INDUSTRIES, INC.

Share Repurchase Program

Pursuant to a share repurchase program authorized by our Board, we may repurchase up to 9.0 million shares of our Class A common stock when management deems such repurchases to be appropriate. Prior to fiscal 2010, we had repurchased approximately 5.1 million shares under the program. No share repurchases were made during the three months ended November 30, 2009, thus leaving approximately 3.9 million shares available for repurchase under existing Board authorizations.

Future Liquidity and Commitments

We make contributions to a defined benefit pension plan, several defined contribution pension plans and several multiemployer pension plans. Contributions vary depending on the plan and are based on plan provisions, actuarial valuations and negotiated labor agreements. Recently, most defined benefit plans have experienced deterioration in their funded status due to the general decline in investment values. We expect to make contributions to our various defined benefit, defined contribution and multiemployer plans of approximately $4 million for the remainder of fiscal 2010. However, as a result of the deterioration in the funded status of the defined benefit pension plans we may elect to make additional contributions in fiscal 2010. See Note 13 – Employee Benefits in the Notes to the Condensed Consolidated Financial Statements.

Accrued environmental liabilities as of November 30, 2009 were $42 million. We expect to pay $3 million over the next 12 months related to previously accrued remediation projects. These future cash outlays are anticipated to be within the amounts established as environmental liabilities.

We believe our current cash resources, internally generated funds, existing credit facilities and access to the capital markets will provide adequate financing for capital expenditures, acquisitions, working capital, stock repurchases, debt service requirements, post-retirement obligations and future environmental obligations for the next 12 months. However, continued weak general market conditions may result in the Company further utilizing its available credit lines and curtailing capital and operating expenditures, delaying or restricting acquisitions and share repurchases and reassessing working capital requirements. Should we determine, at any time, that we require additional sources of short-term liquidity, we will evaluate available alternatives and take appropriate steps to obtain sufficient additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained, or if obtained, would be adequate or on terms acceptable to the Company. However, we believe that our balance sheet at November 30, 2009 and the level of our existing credit facilities should provide additional sources of liquidity if required.

Off-Balance Sheet Arrangements

With the exception of operating leases, we are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or cash flows. We enter into operating leases for both new equipment and property. There have been no material changes to any off-balance sheet arrangements as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K.

Contractual Obligations

Long-term debt as reported in the contractual obligations table in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009 has increased $34 million to $134 million as of November 30, 2009 due to increased net borrowings under our credit agreements as described above under “Liquidity and Capital Resources.”

SCHNITZER STEEL INDUSTRIES, INC.

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

Goodwill

We evaluate the recoverability of goodwill on an annual basis during the second quarter of each fiscal year and upon the occurrence of certain triggering events or substantive changes in circumstances indicating that the fair value of goodwill may be impaired. On October 2, 2009, we entered into a definitive agreement to sell our full-service used auto parts operation, which had been operated as part of the APB reporting unit. We identified this divestiture as a triggering event, which resulted in testing goodwill in the APB reporting segment for impairment.

As part of our assessment of the recovery of APB goodwill, we conducted a valuation analysis using an income approach with an applied discount rate of 12.0%. The projections used in the income approach took into consideration current and projected future business cycles and did not project cash flows based upon historically high prices and volumes experienced in fiscal 2008. Based on the results of the first step of our annual assessment of the recoverability of goodwill, the fair value of APB exceeded its carrying value, indicating that there was no goodwill impairment. We considered what the impact of changes in the assumptions underlying our estimate of fair value would be on the determination of impairment. The fair value of the reporting unit would not fall below the carrying value if the forecasted cash flow were to decrease 20% or the discount rate were to increase by two percentage points. Based on our valuation analysis performed in relation to the divestiture of the full-service operations, we determined that the goodwill related to APB was not impaired. We will continue to monitor our goodwill and indefinite-lived intangible and long-lived assets for possible future impairment.

Business Combinations

On September 1, 2009 we adopted the revised accounting standard for business combinations. This standard requires the Company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date. Measuring assets and liabilities at fair value requires us to determine the highest and best use that would be paid by a third party market participant. In addition, following the adoption of this standard, acquisition costs are expensed as incurred.

Recent Accounting Pronouncements

In December 2008, the FASB issued guidance regarding an employer’s disclosures about the plan assets of a defined benefit pension or postretirement plan and will require additional disclosure regarding investment policies and strategies, fair value of each major asset category based on risks of the assets, inputs and valuations techniques used to estimate fair value, fair value measurement hierarchy levels under pension accounting for each asset category and significant concentration of risk information. This standard will be effective for the Company for the fiscal year ending August 31, 2010. This guidance will enhance and provide more visibility over the Company’s footnote disclosures surrounding the plan assets of the Company’s defined benefit pension plan.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We are exposed to commodity price risk, mainly associated with variations in the market price for finished steel products, ferrous and nonferrous metal, including scrap, autobodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to changes in recycled metal selling prices by adjusting purchase prices on a timely basis and by turning rather than holding inventory in expectation of higher prices. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on spot market prices, and generally orders are placed 30 to 90 days ahead of shipment date. However, financial results may be negatively impacted where selling prices fall more quickly than adjustments to purchase prices or average inventory costs can be made, when customers fail to meet their contractual obligations or when levels of inventory have an anticipated net realizable value that is below average cost. If SMB’s estimate of finished steel product selling prices per ton decreased by 10%, there would have been a non-cash NRV write-down of $3 million within the SMB segment.

Credit Risk

As of November 30, 2009, 45% of our trade accounts receivable balance was covered by letters of credit, compared to 49% as of August 31, 2009. Of the remaining balance as of November 30, 2009 and August 31, 2009, 85% was less than 60 days past due.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

During the quarterly period covered by this report the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the quarterly period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SCHNITZER STEEL INDUSTRIES, INC.

PART II

ITEM 1.	LEGAL PROCEEDINGS

See Note 7 – Environmental Liabilities and Other Contingencies in the Notes to the Condensed Consolidated Financial Statements, incorporated by reference herein.

ITEM 1A.	RISK FACTORS

There have been no material changes to the Company’s risk factors reported or new factors identified since the filing of the Company’s 2009 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on October 27, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None

(b)	None

(c)	None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

10.1	Fiscal 2010 Annual Performance Bonus Program for John D. Carter and Tamara L. Lundgren.

10.2	Form of Long-Term Incentive Award Agreement under the 1993 Stock Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date: January 7, 2010	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
President and Chief Executive Officer

Date: January 7, 2010	By:	/s/ Richard D. Peach
Richard D. Peach
Sr. Vice President and Chief Financial Officer