Form 10-Q
period 2010-02-28
SCHNITZER STEEL INDUSTRIES INC
filed 2010-04-08
CIK 912603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended February 28, 2010

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

Yes  ☐    No  ☒

The Registrant had 22,709,772 shares of Class A common stock, par value of $1.00 per share, and 5,064,829 shares of Class B Common Stock, par value of $1.00 per share, outstanding at March 31, 2010.

SCHNITZER STEEL INDUSTRIES, INC.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

	February 28, 2010	August 31, 2009
Assets
Current assets:
Cash and cash equivalents	$33,573	$41,026
Accounts receivable, net	160,483	117,666
Inventories, net	203,564	184,455
Deferred income taxes	7,673	10,027
Refundable income taxes	4,106	46,972
Prepaid expenses and other current assets	10,364	10,868

Total current assets	419,763	411,014
Property, plant and equipment, net	429,545	447,228
Other assets:
Investment in and advances to joint venture partnerships	11,596	10,812
Goodwill	377,260	366,559
Intangibles, net	21,881	20,422
Other assets	8,883	12,198

Total assets	$1,268,928	$1,268,233

Liabilities and Equity
Current liabilities:
Short-term borrowings and capital lease obligations	$1,161	$1,317
Accounts payable	69,539	72,289
Accrued payroll and related liabilities	18,836	23,636
Environmental liabilities	2,711	3,148
Accrued income taxes	2,493	776
Other accrued liabilities	41,299	38,963

Total current liabilities	136,039	140,129
Deferred income taxes	47,834	44,523
Long-term debt and capital lease obligations, net of current maturities	100,143	110,414
Environmental liabilities, net of current portion	38,760	38,760
Other long-term liabilities	9,941	11,657
Commitments and contingencies (Note 7)
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock–20,000 shares authorized, none issued	—	—
Class A common stock–75,000 shares $1.00 par value authorized, 22,708 and 21,402 shares issued and outstanding	22,708	21,402
Class B common stock–25,000 shares $1.00 par value authorized, 5,065 and 6,268 shares issued and outstanding	5,065	6,268
Additional paid-in capital	3,461	—
Retained earnings	902,188	894,243
Accumulated other comprehensive loss	(1,483)	(2,546)

Total SSI shareholders’ equity	931,939	919,367
Noncontrolling interests	4,272	3,383

Total equity	936,211	922,750

Total liabilities and equity	$1,268,928	$1,268,233

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
Revenues	$564,328	$406,679	$958,610	$878,643

Operating expense:
Cost of goods sold	496,582	379,571	847,520	870,125
Selling, general and administrative	39,661	42,114	74,107	79,598
Environmental matters	(532)	(467)	(382)	(6,080)
(Income) loss from joint ventures	80	(56)	(453)	(2,312)

Operating income (loss)	28,537	(14,483)	37,818	(62,688)

Other income (expense):
Interest expense	(695)	(840)	(1,313)	(2,194)
Other income, net	471	873	890	1,149

Total other income (expense)	(224)	33	(423)	(1,045)

Income (loss) from continuing operations before income taxes	28,313	(14,450)	37,395	(63,733)

Income tax (expense) benefit	(9,736)	9,554	(11,600)	25,876

Income (loss) from continuing operations	18,577	(4,896)	25,795	(37,857)

Loss from discontinued operations, net of tax	(72)	(1,997)	(15,046)	(3,427)

Net income (loss)	18,505	(6,893)	10,749	(41,284)

Net (income) loss attributable to noncontrolling interests	(1,046)	(72)	(1,860)	316

Net income (loss) attributable to SSI	$17,459	$(6,965)	$8,889	$(40,968)

Basic:
Income (loss) per share from continuing operations attributable to SSI	$0.63	$(0.18)	$0.86	$(1.34)
Loss per share from discontinued operations attributable to SSI	(0.00)	(0.07)	(0.54)	(0.12)

Net income (loss) per share attributable to SSI	$0.63	$(0.25)	$0.32	$(1.46)

Diluted:
Income (loss) per share from continuing operations attributable to SSI	$0.62	$(0.18)	$0.85	$(1.34)
Loss per share from discontinued operations attributable to SSI	(0.00)	(0.07)	(0.53)	(0.12)

Net income (loss) per share attributable to SSI	$0.62	$(0.25)	$0.32	$(1.46)

Weighted average number of common shares:
Basic	27,873	28,193	27,835	28,118
Diluted	28,117	28,193	28,127	28,118

Dividends declared per common share	$0.017	$0.017	$0.034	$0.034

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended February 28,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$10,749	$(41,284)
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	31,054	29,947
Inventory write-down	368	51,968
Deferred income taxes	1,603	1,324
Undistributed equity in earnings of joint ventures	(711)	(1,740)
Share-based compensation expense	5,303	3,514
Excess tax benefits from share-based payment arrangements	(55)	(775)
(Gain) loss on disposal of a business and other assets	16,736	(2,419)
Environmental matters	319	(2,844)
Voluntary incentive award forfeitures	—	(5,504)
Unrealized (gain) loss on derivatives	(2,474)	3,735
Bad debt expense, net of recoveries	90	8,134
Changes in assets and liabilities:
Accounts receivable	(47,262)	180,683
Inventories	(49,466)	144,458
Refundable income taxes	45,271	(24,044)
Prepaid expenses and other current assets	1,498	(11,609)
Intangibles and other long term assets	1,237	(1,532)
Accounts payable	(405)	(81,323)
Accrued payroll liabilities	(3,323)	(43,676)
Other accrued liabilities	7,572	(4,741)
Accrued income taxes	(721)	(41,715)
Environmental liabilities	(756)	(477)
Other long-term liabilities	(527)	(695)
Distributed equity in earnings of joint ventures	100	1,700

Net cash provided by operating activities	16,200	161,085

Cash flows from investing activities:
Capital expenditures	(21,659)	(38,803)
Acquisitions, net of cash acquired	(29,465)	(90,016)
Advances to joint ventures, net	(173)	(2,092)
Proceeds from sale of business and other assets	41,175	2,946

Net cash used in investing activities	(10,122)	(127,965)

Cash flows from financing activities:
Proceeds from line of credit	165,000	171,500
Repayment of line of credit	(165,000)	(178,000)
Borrowings from long-term debt	401,500	359,013
Repayment of long-term debt	(411,948)	(388,584)
Stock withheld for taxes under employee share-based compensation plan	(2,404)	(2,699)
Excess tax benefits from share-based payment arrangements	55	775
Stock options exercised	610	598
Distributions to noncontrolling interests	(971)	(841)
Dividends paid	(472)	(478)

Net cash used in financing activities	(13,630)	(38,716)

Effect of exchange rate changes on cash	99	(707)

Net decrease in cash and cash equivalents	(7,453)	(6,303)
Cash and cash equivalents at beginning of period	41,026	15,039

Cash and cash equivalents at end of period	$33,573	$8,736

SUPPLEMENTAL DISCLOSURES:
Cash paid (received) during the period for:
Interest	$1,175	$2,145
Income taxes paid (refunds received), net	$(36,612)	$50,654

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Schnitzer Steel Industries, Inc. (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statements. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. Although management believes the disclosures made are adequate to ensure the information presented is not misleading, management suggests that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009. The results for the three and six months ended February 28, 2010 and 2009 are not necessarily indicative of the results of operations for the entire year.

Cash and Cash Equivalents

Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts of $23 million as of February 28, 2010 and August 31, 2009.

Accounts Receivable, net

Accounts receivable represent amounts due from customers on product and other sales. The allowance for doubtful accounts was $7 million at February 28, 2010 and $8 million at August 31, 2009.

Goodwill and Other Intangible Assets, net

On September 1, 2009, the Company adopted the accounting standard for non-recurring, non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Non-recurring, non-financial asset fair value measurements include those used in the Company’s test of recoverability of goodwill and indefinite-lived intangible assets, in which the Company determines whether fair values of its applicable reporting segments exceed their carrying values. This standard will also impact the accounting for business combinations by using an exit price model when determining the fair values of acquired assets and assumed liabilities.

Accrued Workers’ Compensation Costs

The Company is self-insured up to a maximum amount for workers’ compensation claims and as such, a reserve for the costs of unpaid claims and the estimated costs of incurred but not reported claims has been estimated as of the balance sheet date. The Company’s exposure to claims is protected by various stop-loss insurance policies. The estimate of this reserve is based on historical claims experience. At February 28, 2010 and August 31, 2009, the Company accrued $7 million and $6 million, respectively, for the estimated cost of workers’ compensation claims.

SCHNITZER STEEL INDUSTRIES, INC.

Changes in Shareholders’ Equity and Comprehensive Income (Loss)

The following is a summary of the changes in shareholders’ equity and comprehensive income (loss) (in thousands):

	Fiscal 2010			Fiscal 2009
	SSI shareholders’ equity	Noncontrolling interests	Total equity	SSI shareholders’ equity	Noncontrolling interests	Total equity
Balances - September 1 (Beginning of period)	$919,367	$3,383	$922,750	$978,152	$4,399	$982,551
Net income (loss)	8,889	1,860	10,749	(40,968)	(316)	(41,284)
Components of other comprehensive income (loss), net of tax:
Defined benefit pension plans and net actuarial loss	263	—	263	—	—	—
Foreign currency translation	614	—	614	(2,569)	—	(2,569)
Net unrealized gain (loss) on cash-flow hedges	186	—	186	(1,027)	—	(1,027)

Comprehensive income (loss)	9,952	1,860	11,812	(44,564)	(316)	(44,880)

Distributions to noncontrolling interests	—	(971)	(971)	—	(841)	(841)
Stock withheld for taxes under employee share-based compensation plan	(2,404)	—	(2,404)	(2,699)	—	(2,699)
Share-based compensation expense	5,303	—	5,303	3,514	—	3,514
Dividends declared	(944)	—	(944)	(956)	—	(956)
Stock options exercised	610	—	610	598	—	598
Excess tax benefits from share-based payment arrangements	55	—	55	775	—	775

Balances - February 28 (End of period)	$931,939	$4,272	$936,211	$934,820	$3,242	$938,062

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

Basic net income (loss) per share attributable to SSI is based on the weighted average number of outstanding common shares during the periods presented, including vested deferred stock units (“DSUs”) and restricted stock units (“RSUs”). Diluted net income per share attributable to SSI is based on the weighted average number of common shares outstanding, assuming dilution. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of performance share, DSU and RSU awards using the treasury stock method. For the three and six months ended February 28, 2010, 177,947 and 178,699 common stock equivalent shares, respectively, were considered anti-dilutive and were excluded from the calculation of diluted earnings per share, compared to 1,219,861 common stock units for the three and six months ended February 28, 2009.

	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
Income (loss) from continuing operations	$18,577	$(4,896)	$25,795	$(37,857)
Net (income) loss attributable to noncontrolling interests	(1,046)	(72)	(1,860)	316

Income (loss) from continuing operations attributable to SSI	17,531	(4,968)	23,935	(37,541)
Loss from discontinued operations, net of tax	(72)	(1,997)	(15,046)	(3,427)

Net income (loss) attributable to SSI	$17,459	$(6,965)	$8,889	$(40,968)

Computation of shares:
Weighted average common shares outstanding - basic	27,873	28,193	27,835	28,118
Incremental common shares attributable to dilutive stock options, performance share awards, DSUs and RSUs	244	—	292	—

Weighted average common shares outstanding - diluted	28,117	28,193	28,127	28,118

Recent Accounting Pronouncements

In December 2008, a new accounting standard was issued regarding an employer’s disclosures about the plan assets of a defined benefit pension or postretirement plan and will require additional disclosure regarding investment policies and strategies, fair value of each major asset category based on risks of the assets, inputs and valuations techniques used to estimate fair value, fair value measurement hierarchy levels under pension accounting for each asset category and significant concentration of risk information. This standard will be effective for the Company for the fiscal year ending August 31, 2010 and will be applied prospectively and thus will not have any impact on previously issued financial information.

SCHNITZER STEEL INDUSTRIES, INC.

In January 2010, an accounting standards update was issued to improve disclosure requirements related to fair value measurement. This update requires additional disclosures relating to significant transfers in and out of Levels 1 and 2 fair value measurements, along with the reason for the transfer and separate presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. The update is effective for the Company in the third quarter of the fiscal year ending August 31, 2010, except for disclosures relating to Level 3 activity, which will be effective for the fiscal year ending August 31, 2012 and will be applied prospectively and thus will not have any impact on previously issued financial information.

Reclassifications

Certain prior year amounts have been reclassified within cash flows from operating activities to conform to the current year presentation. These changes had no impact on previously reported operating income, net income (loss) or net cash provided by operating activities.

Note 2 - Inventories, net

The Company’s inventories primarily consist of ferrous and nonferrous processed and unprocessed scrap metal, used and salvaged vehicles and semi-finished (billets) and finished steel products, consisting primarily of rebar, merchant bar and wire rod. Inventories are stated at the lower of cost or market for all periods presented.

Inventories, net consisted of the following (in thousands):

	February 28, 2010	August 31, 2009
Processed and unprocessed scrap metal	$130,972	$77,607
Semi-finished goods (billets)	3,104	9,600
Finished goods	39,763	66,936
Supplies	30,593	31,581
Inventory reserve	(868)	(1,269)

Inventories, net	$203,564	$184,455

The Company makes certain assumptions regarding future demand and net realizable value in order to assess that inventory is properly recorded at the lower of cost or market. The assumptions are based on both historical experience and current information.

Due to reduced production levels during fiscal 2009, the Company recognized $6 million and $16 million of expense for the three and six months ended February 28, 2009 for production costs that could not be capitalized into inventory.

Note 3 - Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	February 28, 2010	August 31, 2009
Property, plant and equipment	$813,942	$812,997
Less: accumulated depreciation	(384,397)	(365,769)

Property, plant and equipment, net	$429,545	$447,228

Note 4 - Business Combinations

On September 1, 2009, the Company adopted the revised accounting standard for business combinations issued by the Financial Accounting Standards Board in December 2007. This standard requires the Company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, and requires acquisition costs to be expensed as incurred.

SCHNITZER STEEL INDUSTRIES, INC.

During the first six months of fiscal 2010, the Company completed the acquisition of six self-service used auto parts stores for $29 million. All of these acquired stores operate under the Company’s Pick-n-Pull brand. These acquisitions are as follows:

•

In October 2009, the Company completed the acquisition of four stores located near the Company’s Metals Recycling Business (“MRB”) export facility in Portland, Oregon. This acquisition represents the Company’s first used auto parts operations in the Pacific Northwest.

•	In January 2010, the Company completed the acquisition of two stores, which increased to four the number of used auto parts stores that the Company operates in the Dallas-Fort Worth Metroplex.

These acquisitions were not material to the Company’s financial position or results of operations, and thus proforma information is not presented.

Note 5 - Discontinued Operations

In October 2009, the Company sold its full-service used auto parts operation, which had been operated as part of the Auto Parts Business (“APB”) reporting segment. The Company concluded that the divestiture met the definition of a discontinued operation. Accordingly, the results of this discontinued operation have been reclassified for all periods presented. The sale resulted in a loss of $15 million, net of tax, and included the write-off of $12 million of goodwill that was allocated to the full-service operation from the APB reporting segment. Operating results of the discontinued operations are summarized below. The amounts exclude general corporate overhead previously allocated to the full-service used auto parts operation.

	Three Months Ended February 28,		Six Months Ended February 28,
(In thousands)	2010	2009	2010	2009
Revenues	$—	$26,923	$9,991	$53,524

Loss from discontinued operations before income taxes	$(540)	$(3,073)	$(833)	$(5,273)
Loss on sale of full service operations, including adjustments	279	—	(16,743)	—
Income taxes	189	1,076	2,530	1,846

Loss from discontinued operations, net of tax	$(72)	$(1,997)	$(15,046)	$(3,427)

Assets and liabilities of discontinued operations consisted of the following (in thousands):

August 31, 2009
Current assets	$41,670
Noncurrent assets	$8,538
Current liabilities	$8,740
Noncurrent liabilities	$5,167

Note 6 - Goodwill and Intangibles, net

In the second quarter of fiscal 2010, the Company performed its annual goodwill impairment testing by comparing the fair value of each reporting segment with its carrying value, including goodwill. As a result of this testing, the Company determined that the fair values of each of the reporting segments were significantly in excess of their respective carrying values and the goodwill balances and indefinite lived intangible assets were not impaired as of February 28, 2010. The Company will continue to monitor its goodwill and indefinite-lived intangible and long-lived assets for possible future impairment.

SCHNITZER STEEL INDUSTRIES, INC.

The gross changes in the carrying amount of goodwill by reporting segment during the first six months of fiscal 2010 were (in thousands):

	Metals Recycling Business	Auto Parts Business	Total
Balance as of August 31, 2009	$228,977	$137,582	$366,559
Foreign currency translation adjustment	—	654	654
Acquisitions	—	23,927	23,927
Divestitures	—	(12,030)	(12,030)
Purchase accounting adjustments	(1,850)	—	(1,850)

Balance as of February 28, 2010	$227,127	$150,133	$377,260

The following table presents the Company’s intangible assets and their related lives (in thousands):

		February 28, 2010		August 31, 2009
	Life In Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangibles:
Tradename	Indefinite	$750	$—	$750	$—
Tradename	20	—	—	972	(227)
Tradename	1 - 6	583	(349)	583	(275)
Marketing agreement	5	563	(103)	—	—
Employment agreements	2	1,117	(605)	1,117	(326)
Covenants not to compete	3 - 20	27,333	(11,388)	22,782	(9,949)
Leasehold interests	4 - 25	862	(251)	1,550	(540)
Lease termination fee	15	200	(195)	200	(191)
Permits & licenses	3	80	(27)	80	(13)
Supply contracts	Indefinite	361	—	361	—
Supply contracts	5 - 6	4,363	(1,623)	5,269	(1,931)
Real property options	Indefinite	210	—	210	—

Total		$36,422	$(14,541)	$33,874	$(13,452)

Intangible assets with finite useful lives are amortized over their useful lives using methods that reflect the pattern over which the economic benefits are expected to be consumed or on a straight-line basis based on estimated lives. Amortization expense for identifiable intangible assets for the three and six months ended February 28, 2010 was $1 million and $3 million, respectively, compared to $1 million and $2 million for the same periods in the prior year, respectively.

Note 7 - Environmental Liabilities and Other Contingencies

The Company evaluates the adequacy of its environmental liabilities on a quarterly basis. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which reserves were established.

Changes in the Company’s environmental liabilities for the first six months of fiscal 2010 were (in thousands):

Reporting Segment	Beginning Balance September 1, 2009	Reserves Established, Net	Payments	Ending Balance February 28, 2010	Short-Term	Long-Term

Metals Recycling Business	$25,608	$319	$(756)	$25,171	$2,157	$23,014
Auto Parts Business	16,300	—	—	16,300	554	15,746

Total	$41,908	$319	$(756)	$41,471	$2,711	$38,760

Metals Recycling Business (“MRB”)

At February 28, 2010, the Company had environmental reserves of $25 million for potential future clean-up of MRB locations at which the Company or its subsidiaries have conducted business or allegedly disposed of certain materials and various sites acquired through acquisitions.

SCHNITZER STEEL INDUSTRIES, INC.

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

The cost of the investigations and remediation associated with these properties is not reasonably estimable until the completion of the data review and further investigations now being conducted by the LWG and the Trustees. In fiscal 2006, the Company recorded a liability for its estimated share of the costs of the investigation incurred by the LWG to date. As of February 28, 2010, the Company has reserved $1 million for third party investigation costs of the Portland Harbor Superfund site.

Other Metals Recycling Business Sites

The Company’s environmental reserves include $24 million for potential future clean-up of other MRB locations at which the Company or its subsidiaries have conducted business or allegedly disposed of other materials. No environmental compliance enforcement proceedings are currently pending related to these sites.

Auto Parts Business (“APB”)

At February 28, 2010, the Company had environmental reserves of $16 million for potential future clean-up of APB locations at which the Company or its subsidiaries have conducted business or allegedly disposed of other materials. No environmental compliance enforcement proceedings are currently pending related to these sites.

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

SMB had no environmental reserves at February 28, 2010 or 2009.

Contingencies - Other

On October 16, 2006, the Company finalized settlements with the Department of Justice (“DOJ”) and the SEC resolving an investigation related to a past practice of making improper payments to the purchasing managers of the Company’s customers in Asia in connection with export sales of recycled ferrous metal. Under the settlement, the Company agreed to a deferred prosecution agreement with the DOJ (the “Deferred Prosecution Agreement”) and an order issued by the SEC instituting cease-and-desist proceedings, making findings and imposing a cease-and-desist order pursuant to Section 21C of the Securities Exchange Act of 1934, as amended (the “Order”). Under the Deferred Prosecution Agreement, the DOJ agreed not to prosecute the Company if the Company met the conditions of the agreement for a period of three years including, among other things, that the Company engage a compliance consultant to advise its compliance officer and its Board of Directors on the Company’s compliance program. The Deferred Prosecution Agreement ended on October 15, 2009. Under the settlement, the Company agreed to cooperate fully with any ongoing, related DOJ and SEC investigations. The Company does not anticipate any further losses associated with this settlement.

Note 8 - Short-Term Borrowings

The Company’s short-term borrowings consist primarily of a one year, unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. The term of this credit facility was recently extended to March 1, 2011. Interest rates on outstanding indebtedness under the unsecured line of credit are set by the bank at the time of borrowing. The weighted average interest rate on this line was 2.05% at February 28, 2010. The Company had no borrowings outstanding under this facility at February 28, 2010 and August 31, 2009. The credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of February 28, 2010 and August 31, 2009, the Company was in compliance with all such covenants.

Note 9 - Long-Term Debt and Capital Lease Obligations

The Company maintains a $450 million revolving credit facility that matures in July 2012 pursuant to an unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto. Interest rates on outstanding indebtedness under the amended agreement are based, at the Company’s option, on either the London Interbank Offered Rate (“LIBOR”) plus a spread of between 0.50% and 1.00%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.10% and 0.25% based on a pricing grid tied to the Company’s leverage ratio. As of February 28, 2010 and August 31, 2009, the Company had borrowings outstanding under the credit facility of $90 million and $100 million, respectively. The carrying value of this debt approximates fair value as it primarily consists of variable interest rate notes.

The bank credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of February 28, 2010 and August 31, 2009, the Company was in compliance with all such covenants.

SCHNITZER STEEL INDUSTRIES, INC.

As of February 28, 2010, the Company had capital lease obligations that expire at various dates through September 2015 for the use of equipment. As of February 28, 2010 and August 31, 2009, the Company had $2 million and $3 million, respectively, of assets accounted for as capital leases that were included in property, plant and equipment on the condensed, consolidated balance sheets. Additionally, as of February 28, 2010 and August 31, 2009, the Company had $8 million of long-term bonded indebtedness that matures in January 2021.

Note 10 - Related Party Transactions

The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $6 million and $3 million in the second quarter of fiscal 2010 and 2009, respectively, and $10 million and $8 million for the first six months of fiscal 2010 and 2009, respectively. Advances to these joint ventures were less than $1 million and $1 million in the second quarter of fiscal 2010 and 2009, respectively, and less than $1 million and $2 million in the first six months of fiscal 2010 and 2009, respectively. The Company owed $2 million to joint ventures as of February 28, 2010 and August 31, 2009.

Thomas D. Klauer, Jr., President of the Company’s Auto Parts Business, is the sole shareholder of a corporation that is the 25% minority partner in a partnership in which the Company is the 75% partner and which operates four self-service stores in Northern California. Mr. Klauer’s 25% share of the profits (loss) of this partnership totaled $1 million in the second quarter and first six months of fiscal 2010, compared to less than $1 million and less than ($1) million in the same periods of the prior year. The Company and a company owned by Mr. Klauer jointly own the real property at one of these stores, which is leased to the partnership. Mr. Klauer’s share of the annual rent paid by the partnership is less than $1 million. The term of this lease expires in December 2015, and the partnership has the option to renew the lease, upon its expiration, for multiple five-year periods. Rent under the lease is adjusted annually based on the Consumer Price Index. Also in 2009, Mr. Klauer, through a company of which he is the sole shareholder, acquired ownership of a contiguous parcel of real property, a portion of which is leased to the partnership. The term of this lease expires in December 2015, and the partnership has the option to renew the lease, upon its expiration, for multiple five-year periods. Rent under the lease is adjusted annually based on the Consumer Price Index. The rent paid by the partnership to Mr. Klauer’s company in the second quarter and first six months of fiscal 2010 for this parcel was less than $1 million. In addition, during fiscal 2008, the Company loaned this partnership $5 million to fund the exercise of an option to purchase another property occupied by the partnership from an unrelated third party. The loan incurred interest at 5% per annum, and the partnership was prohibited from making distributions to its partners (other than for taxes on the income of the partnership) until the loan was repaid. The principal balance was repaid in the first quarter of fiscal 2010 compared to a balance of $1 million at August 31, 2009.

Gary Schnitzer and Gregory Schnitzer, each a member of the Schnitzer family, are employed by the Company. Joshua Philip, also a member of the Schnitzer family, was employed by the Company until his resignation effective January 8, 2010. For the second quarter and first six months of fiscal 2010 and 2009, these members of the Schnitzer family collectively earned total compensation of less than $1 million. Schnitzer family employees are considered related parties for financial reporting purposes because members of the Schnitzer family own significant interests in the Company.

Members of the Schnitzer family also own all of the outstanding stock of Schnitzer Investment Corp. (“SIC”), which is engaged in the real estate business and was a subsidiary of the Company prior to 1989. The Company and SIC are both potentially responsible parties with respect to Portland Harbor, which has been designated as a Superfund site since December 2000. The Company has incurred $5 million, net of insurance reimbursements, in legal and consulting fees related to the investigation of this site, which includes the Company’s Portland scrap operations. The Company and SIC have worked together in response to Portland Harbor matters, and the Company has paid all of the legal and consulting fees for the joint defense, in part due to its environmental indemnity obligation to SIC with respect to the Portland scrap operations property. As these costs have increased substantially in the last two years, the Company and SIC have agreed to an equitable cost sharing arrangement with respect to defense costs under which SIC will pay 50% of the legal and consulting costs, net of insurance recoveries. The Company has recorded $3 million for SIC’s share of costs incurred to date. Amounts receivable from SIC under this agreement were $2 million as of February 28, 2010.

SCHNITZER STEEL INDUSTRIES, INC.

It is the Company’s policy that all transactions with the Schnitzer family (including Schnitzer family companies) require the approval of the Company’s Audit Committee. The Company is in compliance with this policy.

Note 11 - Derivative Financial Instruments and Fair Value Measurements

Natural gas price risk management

In order to minimize the volatility of its natural gas costs, which represented 3% and 2% of SMB’s cost of goods sold for the first six months of fiscal 2010 and 2009, respectively, SMB entered into a take-or-pay natural gas contract that obligates it to purchase a minimum of 2,000 million British Thermal Units (“BTUs”) per day whether or not the amount is utilized. The contract expires on May 31, 2011 and obligates the Company to purchase minimum quantities through October 31, 2010, whether or not the amount is used.

Fair value measurement

SMB’s natural gas contract is classified as a derivative instrument and carried at fair value. Fair value for this instrument, the Company’s only financial instrument carried at fair value, is determined using a forward price curve based on observable market price quotations at a major natural gas trading hub. The Company considers nonperformance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of the counterparty when the Company is in an unrealized gain position or on the Company’s own credit spread when the Company is in an unrealized loss position. This assessment of nonperformance risk is generally derived from the credit default swap market or from bond market credit spreads. The impact of the credit risk adjustments for the Company’s outstanding derivative was not material to the fair value calculation as of February 28, 2010. Mark-to-market adjustments on this instrument resulted in a derivative liability of $3 million at February 28, 2010, compared to $6 million at August 31, 2009. This amount is classified as a Level 2 fair value measurement under the fair value hierarchy.

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

Amounts included in accumulated other comprehensive income (“AOCI”) are reclassified to cost of goods sold when the forecasted purchase transaction is recognized in earnings and when ineffectiveness arises out of the hedge. Included in other accrued liabilities is the fair value of the designated hedge portion of the derivative of $1 million and $2 million as of February 28, 2010 and August 31, 2009, respectively. The effective portion of realized losses reclassified into cost of goods sold was less than $1 million for the three and six months ended February 28, 2010. The ineffective portion of unrealized losses included in cost of goods sold was less than $1 million for the three and six months ended February 28, 2010. The unrealized gain, net of tax, for the effective portion of the hedge is less than $1 million for the three and six months ended February 28, 2010. Upon de-designation of the cash flow hedge in October 2008, $1 million was reclassified from AOCI to cost of goods sold. Existing unrealized losses, net of tax, of less than $1 million currently recorded in AOCI are expected to be reclassified into cost of goods sold within the next 12 months.

Derivative not designated as a hedging instrument

For the portion of the natural gas contract not designated as a hedge, the Company recognizes the change in fair value in cost of goods sold in the period of change. Included in other accrued liabilities is the fair value of the derivative not designated as a hedge of $2 million and $4 million as of February 28, 2010 and August 31, 2009, respectively. Net gains of $2 million were recognized in cost of goods sold for the three and six months ended February 28, 2010, compared to losses of $2 million and $3 million for the three and six months ended February 28, 2009, respectively.

SCHNITZER STEEL INDUSTRIES, INC.

Note 12 - Share-based Compensation

The Company recognized $3 million and $5 million for share-based compensation expense for the three and six months ended February 28, 2010, compared to a credit of $3 million and an expense of $1 million for the same periods in the prior year, respectively.

Fiscal 2010-2012 Performance Share Awards

On November 20, 2009, the Company’s Compensation Committee approved performance-based awards under the Company’s 1993 Stock Incentive Plan (“the Plan”) and entry by the Company into Long-Term Incentive Award Agreements evidencing the award of these performance shares. The Compensation Committee established performance targets based on the Company’s earnings per share (weighted at 50%) and the average return on capital employed on a divisional basis (weighted at 50%) for the three years of the performance period, with award payouts ranging from a threshold of 50% to a maximum of 200% for each portion of the awards. A participant generally must be employed by the Company on the October 31 following the end of the performance period to receive an award payout, although adjusted awards will be paid if employment terminates earlier on account of death, disability, retirement, termination without cause after the first year of the performance period or on a sale of the Company. Awards will be paid in Class A common stock as soon as practicable after October 31 following the end of the performance period. The grant date for the fiscal 2010–2012 performance-based awards was November 20, 2009. Compensation expense for the fiscal 2010–2012 performance-based awards during the three and six months ended February 28, 2010 was less than $1 million.

Deferred Stock Units

On January 27, 2010, each of the Company’s non-employee directors received a DSU award equal to $120,000 divided by the closing market price of the Class A common stock on January 27, 2010. John Carter, the Company’s Chairman, and Tamara Lundgren, President and Chief Executive Officer, receive compensation pursuant to their employment agreements and do not receive DSUs. The DSUs granted on January 27, 2010 were for a total of 30,834 shares and the DSUs will become fully vested on the day before the Company’s 2011 annual meeting, subject to continued Board service. The compensation expense related to these DSU awards for the three months ended February 28, 2010 was less than $1 million.

Note 13 - Employee Benefits

The Company and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies. These plans include a defined benefit plan, a supplemental executive retirement benefit plan (“SERBP”), defined contribution plans and multi-employer pension plans. These plans are more fully described in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2009.

SCHNITZER STEEL INDUSTRIES, INC.

The components of net periodic pension costs for the three and six months ended February 28, 2010 and 2009, were (in thousands):

	Defined Benefit Plan
	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
Interest cost	$171	$195	$342	$390
Expected return on plan assets	(238)	(243)	(476)	(486)
Amortization of past service cost	(24)	—	(48)	—
Recognized actuarial loss	131	70	262	140
Settlement loss recognized	413	—	413	—

Net periodic pension cost	$453	$22	$493	$44

	SERBP
	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
Service cost	$15	$9	$30	$18
Interest cost	33	31	66	62
Recognized actuarial gain	(1)	(8)	(2)	(16)

Net periodic pension cost	$47	$32	$94	$64

Defined Benefit Plans

Benefits under the Company’s defined benefit plan have been frozen since June 30, 2006. In general, additional contributions to the plan are not required and no contributions are expected to be made to the defined benefit plan in the remainder of fiscal 2010; however, changes in the discount rate or actual investment returns that are lower than the long-term expected return on plan assets could result in the need for the Company to make additional contributions. The Company did not make contributions to the defined benefit plan during the three and six months ended February 28, 2010 or 2009. Company contributions to the SERBP were less than $1 million for all periods presented.

Multiemployer Pension Plans

The Company contributes to various multiemployer pension plans in accordance with its collective bargaining agreements. The plans are jointly managed by trustees that include representatives from both management and labor unions. Contribution rates are established by collective bargaining and benefit levels are set by a joint board of trustees based on the advice of an independent actuary regarding the level of benefits that agreed-upon contributions can be expected to support. Company contributions to the multiemployer plans were $1 million and $2 million, respectively, during the three and six months ended February 28, 2010 and 2009.

Approximately 60% of the Company’s contributions are made to the Western Independent Shops Pension Trust (the “WISP Trust”) for the benefit of union employees of SMB. Based on available actuarial information, the funded percentage of the WISP Trust was 70.8% as of October 1, 2008. Although no new actuarial information is currently available, the Company believes that the funding percentage likely decreased during 2009 due to declines in the overall financial markets. In 2004, the IRS extended the period over which the WISP Trust amortizes unfunded liabilities by seven years, conditioned upon maintenance of certain minimum funding levels. Due to the expected decline in asset values, the funding level of the WISP Trust for the plan year ending September 30, 2009 may have dropped below the targeted funding ratio specified in the agreement with the IRS. If a funding deficiency exists and the WISP Trust cannot obtain relief, revocation by the IRS of the amortization extension retroactively to the 2002 plan year could occur and result in a material liability for the Company’s share of the resulting funding deficiency, the extent of which currently cannot be estimated.

In 2006, the Pension Protection Act (the “Act”) became law and, together with related regulations, established new minimum funding requirements for multiemployer pension plans. The Act mandates that multiemployer pension plans that are below certain funding levels or that have projected funding deficiencies adopt a funding improvement plan or a rehabilitation program to improve the funding levels over a defined period of time. In

SCHNITZER STEEL INDUSTRIES, INC.

January 2010, the Company was notified by the plan administrator of the WISP Trust that the plan is in “critical status.” At this time, the Company is not required to make surcharge payments, as it is already signatory to an August 2008 agreement that requires annual six percent contribution increases.

In December 2008, the Worker, Retiree, and Employer Recovery Act of 2008 (the “Recovery Act”) became law. For plan years beginning October 1, 2008 through September 30, 2009, the Recovery Act allows multiemployer plans to freeze their funding certification based on the funding status of the previous plan year. In addition, the Recovery Act provides multiemployer plans in “endangered” or critical status in plan years beginning in 2008 or 2009 a three-year extension of the plan’s funding improvement or rehabilitation period. The Company has been notified by several of the other multiemployer plans to which it contributes that the underlying plans would have been in critical status had they not frozen their 2008 funding status under the Recovery Act.

The Company also has contingent liabilities for its share of the unfunded liabilities of each plan to which it contributes that would be triggered if the Company were to withdraw or partially withdraw from that plan. Because the Company has no current intention of withdrawing from any of the multiemployer plans in which it participates, it has not recognized a liability for this contingency.

Defined Contribution Plans

The Company has several defined contribution plans covering certain employees. For the three and six months ended February 28, 2010, the Company made no employer contributions to the defined contribution plans compared to contributions of $2 million and $4 million, respectively, for the same periods of the prior year. The Company suspended employer contributions to these plans effective in March 2009 and will resume contributions to certain of these plans in April 2010.

Note 14 - Segment Information

The Company operates in three reporting segments: metal purchasing, processing, recycling, selling and trading (“MRB”), used auto parts (“APB”) and mini-mill steel manufacturing (“SMB”). Additionally, the Company is a noncontrolling partner in joint ventures, which are either in the metals recycling business or are suppliers of unprocessed metal. The Company’s reporting segments are based on the nature of the business activities (nature of different products and production processes) from which it earns revenues and incurs expenses, financial information reviewed by the chief operating decision-maker, capital allocation and performance assessment process, organizational structure and financial information presented to the Board of Directors and investors.

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision-maker for the purpose of corporate management. The Company uses operating income (loss) to measure segment performance. The Company does not allocate corporate interest income and expense, income taxes, other income and expenses related to corporate activity, or corporate expense for management and administrative services that benefit all three segments. Because of this unallocated expense, the operating income (loss) of each segment does not reflect the operating income (loss) the segment would have as a stand-alone business.

The following is a summary of the Company’s total assets (in thousands):

	February 28, 2010	August 31, 2009
Metals Recycling Business	$1,320,489	$1,266,222
Auto Parts Business	242,044	272,983
Steel Manufacturing Business	319,711	331,811

Total segment assets	1,882,244	1,871,016
Corporate and eliminations	(613,316)	(602,783)

Total assets	$1,268,928	$1,268,233

SCHNITZER STEEL INDUSTRIES, INC.

The table below illustrates the Company’s operating results from continuing operations by segment for the three and six months ended February 28, 2010 and 2009, respectively (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
Revenues:
Metals Recycling Business	$489,350	$336,832	$805,822	$738,015
Auto Parts Business	54,803	31,354	110,064	72,057
Steel Manufacturing Business	55,544	51,925	124,224	150,557

Segment revenue	599,697	420,111	1,040,110	960,629
Intersegment eliminations	(35,369)	(13,432)	(81,500)	(81,986)

Total revenues	$564,328	$406,679	$958,610	$878,643

Depreciation and amortization:
Metals Recycling Business	$9,407	$8,906	$18,699	$17,505
Auto Parts Business	1,866	1,986	3,638	3,436
Steel Manufacturing Business	3,417	3,007	6,468	5,976

Segment depreciation and amortization	14,690	13,899	28,805	26,917
Corporate	1,033	1,008	2,056	1,994

Total depreciation and amortization	$15,723	$14,907	$30,861	$28,911

Reconciliation of the Company’s segment operating income (loss) to income (loss) from continuing operations before income taxes:

Metals Recycling Business	$28,671	$5,264	$44,580	$(13,988)
Auto Parts Business	12,871	(2,370)	23,288	(9,115)
Steel Manufacturing Business	(2,124)	(6,395)	(9,689)	(37,680)

Segment operating income (loss)	39,418	(3,501)	58,179	(60,783)
Corporate and eliminations	(10,881)	(10,982)	(20,361)	(1,905)

Operating income (loss)	28,537	(14,483)	37,818	(62,688)
Other income (expense)	(224)	33	(423)	(1,045)

Income (loss) from continuing operations before income taxes	$28,313	$(14,450)	$37,395	$(63,733)

Note 15 - Income Tax Expense (Benefit)

The effective tax rates for the Company’s continuing operations for the three and six months ended February 28, 2010 were 34.4% and 31.0%, respectively, compared to benefits of 66.1% and 40.6%, respectively, for the same periods of fiscal 2009 during which the Company recorded losses from continuing operations. The effective rate for the six month period ended February 28, 2010 was less than the statutory rate because in the first quarter of fiscal 2010 the Worker, Homeownership, and Business Act of 2009 extended the carry back period for corporate net operating losses (“NOLs”) from two years to five years, thereby restoring the tax benefit of the full Internal Revenue Code Section 199 manufacturing deduction originally claimed by the Company in fiscal 2007. This caused a 3.1% reduction in the fiscal 2010 effective rate. The remaining differences between the effective rate and the Federal statutory rate were attributable to: the manufacturing deduction from current year operations, state taxes, and the lower foreign tax rate on permanently reinvested foreign earnings, noncontrolling interests and nondeductible officers’ compensation.

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

Deferred taxes included the benefits from a federal NOL carry forward of $2 million that will expire if not used by 2012 and state tax credits that will expire if not used between 2010 and 2020. A valuation allowance of $1 million was recorded at February 28, 2010 for the federal capital loss and state tax credits that are expected to expire unused in the future. Realization of the deferred tax assets is dependent upon generating sufficient taxable income prior to their expiration. Management believes it is more likely than not that the Company will realize the remaining deferred tax assets, net of the valuation allowance.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a discussion of our operations for the second quarter of fiscal 2010 and 2009. The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our 2009 Form 10-K and the Unaudited Condensed Consolidated Financial Statements and the related notes thereto included elsewhere in this Form 10-Q.

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

The Company may make other forward-looking statements from time to time, including in press releases and public conference calls. All forward-looking statements made by the Company are based on information available to the Company at the time the statements are made, and the Company assumes no obligation to update any forward-looking statements, except as may be required by law. Actual results are subject to a number of risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in Item 1A. Risk Factors of Part I in the Company’s most recent Annual Report on Form 10-K. Other examples include volatile supply and demand conditions affecting prices and volumes in the markets for both the Company’s products and raw materials it purchases; world economic conditions; world political conditions; unsettled credit markets; the Company’s ability to match output with demand; changes in federal and state income tax laws; government regulations and environmental matters; the impact of pending or new laws and regulations regarding imports and exports into the United States and other countries; foreign currency fluctuations; competition; seasonality, including weather; energy supplies; freight rates and availability of transportation; loss of key personnel; the inability to obtain sufficient quantities of scrap metal to support current orders; purchase price estimates made during acquisitions; business integration issues relating to acquisitions of businesses; creditworthiness of and availability of credit to suppliers and customers; new accounting pronouncements; availability of capital resources; business disruptions resulting from installation or replacement of major capital assets; and the adverse impact of climate change, including as a result of treaties, legislation or regulations.

All references to “we,” “our,” “us,” “SSI”, and “the Company” refer to Schnitzer Steel Industries, Inc.

SCHNITZER STEEL INDUSTRIES, INC.

General

Founded in 1906, Schnitzer Steel Industries, Inc., an Oregon corporation, is currently one of the nation’s largest recyclers of ferrous and nonferrous scrap metal, a leading recycler of used and salvaged vehicles and a manufacturer of finished steel products.

We operate in three reporting segments: the Metals Recycling Business (“MRB”), the Auto Parts Business (“APB”) and the Steel Manufacturing Business (“SMB”), which collectively provide an end of life cycle solution for a variety of products through our integrated businesses. Our reporting segments are based on the nature of the business activities (nature of different products and production processes) from which we earn revenues and incur expenses, financial information reviewed by the chief operating decision-maker, capital allocation and performance assessment process, organizational structure and financial information presented to the Board of Directors and investors. The financial results for our reporting segments are consistent with the method and basis in which we internally present and dissect financial information for making operating decisions. We use operating income (loss) to measure our segment performance. Corporate expense consists primarily of unallocated expense for management and administrative services that benefit all three business segments. As a result of this unallocated expense, the operating income (loss) of each segment does not reflect the operating income (loss) the segment would have as a stand-alone business. For further information regarding the Company’s segments refer to Note 14 – Segment Information, in the notes to the unaudited condensed consolidated financial statements, in Part I, Item 1 of this report.

Our results of operations from continuing operations depend in large part on demand and prices for recycled metal in global and domestic markets and steel products in the Western U.S. Our deep water port facilities on both the East and West coasts of the U.S. (in Everett, Massachusetts; Oakland, California; Portland, Oregon and Tacoma, Washington) and access to port facilities in Rhode Island, Hawaii and Puerto Rico allow the Company to meet the demand for recycled metal by steel manufacturers located in Europe, Asia, Central America and Africa. Our processing facilities in the Southeastern U.S. also provide access to the automobile and steel manufacturing industries in that region. Periodically, fluctuating or volatile supply and demand conditions affect market prices for and volumes of recycled ferrous and nonferrous metal in global markets and for steel products in the Western U.S. and can have a significant impact on the results of operations for all three operating segments, as can freight rates and the availability of transportation.

Executive Overview of Quarterly Results

In the second quarter of fiscal 2010 our financial results reflected continued strong demand for scrap and recycled metal products and improvements in commodity markets. By actively managing our purchase costs, as well as benefiting from the increase in sales volumes and selling prices in the second quarter, we were able to generate sequentially improving quarterly operating results in all of our business segments. Although we continue to face challenging market conditions, we believe that our strong balance sheet will enable us to take advantage of investment opportunities in the business segments in which we operate, as well as provide working capital which will enable us to support stronger demand and higher sales volumes.

The following items represent a summary of financial information for the second quarter of fiscal 2010:

•	Revenues of $564 million, compared to revenues of $407 million in the second quarter of fiscal 2009;

•

Net income attributable to SSI of $17 million, or $0.62 per share (diluted), compared to net loss attributable to SSI of ($7) million, or ($0.25) per share (diluted) in the second quarter of fiscal 2009;

•	Net cash provided by operating activities of $106 million, compared to net cash used in operating activities of $90 million in the first quarter of fiscal 2010;

•	Debt, net of cash of $68 million, compared to $150 million at November 30, 2009 (refer to Non-GAAP Financial Measures below).

For the second quarter of fiscal 2010, MRB generated revenues of $489 million, a $153 million increase from the same period in fiscal 2009. This included a $102 million, or 34%, increase in ferrous revenues and a $51 million, or 137%, increase in nonferrous revenues. The increase in ferrous revenues was primarily driven by a

SCHNITZER STEEL INDUSTRIES, INC.

17% increase in the average net selling price and an 8% increase in sales volumes, compared to the same period in the prior year. The increase in nonferrous revenues was primarily driven by a 78% increase in the average net selling price and a 37% increase in sales volumes, compared to the same period in the prior year. MRB had operating income of $29 million for the second quarter of fiscal 2010, compared to $5 million for the same period in fiscal 2009. The improvement in operating income was primarily due to increased revenues discussed above, continued management of our cost structure and reduced selling, general and administrative (“SG&A”) expenses.

For the second quarter of fiscal 2010, APB generated revenues of $55 million, a $23 million increase from the same period in fiscal 2009. In addition, APB achieved operating income (which does not include operating results from discontinued operations) of $13 million for the second quarter of fiscal 2010, compared to an operating loss of ($2) million for the same period in fiscal 2009. The increases in revenue and operating income were attributable to improvements in commodity prices and purchasing higher quality vehicles, which included vehicles acquired under the Cash-For-Clunkers government stimulus program, resulting in increased sales volumes.

For the second quarter of fiscal 2010, SMB generated revenues of $56 million, a $4 million increase compared to the same period in fiscal 2009. The increase in revenues over the prior year period reflected an 18% increase in finished steel product volumes sold, which was offset by a 2% decrease in average finished steel product selling prices. The increase in sales tons reflected a slight improvement in demand. SMB had an operating loss of ($2) million for the second quarter of fiscal 2010, compared to an operating loss of ($6) million for the same period in fiscal 2009. The second quarter 2009 operating loss included $6 million of abnormal production costs that could not be capitalized into inventory.

Business Combinations

During the first six months of fiscal 2010, we completed the acquisition of six self-service used auto parts stores for $29 million. These acquisitions are as follows:

•

In October 2009, we completed the acquisition of four stores located near our MRB export facility in Portland, Oregon. This acquisition represents our first used auto parts operations in the Pacific Northwest.

•	In January 2010, we completed the acquisition of two stores, which increased to four the number of used auto parts facilities that we operate in the Dallas-Fort Worth Metroplex.

All of the acquired facilities operate under our Pick-N-Pull brand.

In October 2009, we completed the sale to LKQ of our full-service used auto parts operation, which had operated as part of the APB reporting segment. The full-service used auto parts operation is not included in APB’s results of operations in fiscal 2009 or fiscal 2010 because the results of this discontinued operation have been reclassified for all periods presented.

SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

	Three Months Ended February 28,			Six Months Ended February 28,
($ in thousands)	2010	2009	% Change	2010	2009	% Change
Revenues:
Metals Recycling Business	$489,350	$336,832	45%	$805,822	$738,015	9%
Auto Parts Business	54,803	31,354	75%	110,064	72,057	53%
Steel Manufacturing Business	55,544	51,925	7%	124,224	150,557	(17%)
Intercompany revenue eliminations	(35,369)	(13,432)	163%	(81,500)	(81,986)	(1%)

Total revenues	564,328	406,679	39%	958,610	878,643	9%

Cost of goods sold:
Metals Recycling Business	443,747	309,827	43%	730,602	717,122	2%
Auto Parts Business	32,369	24,825	30%	66,561	62,747	6%
Steel Manufacturing Business	55,685	57,039	(2%)	130,526	185,018	(29%)
Intercompany cost of goods sold eliminations	(35,219)	(12,120)	191%	(80,169)	(94,762)	(15%)

Total cost of goods sold	496,582	379,571	31%	847,520	870,125	(3%)

Selling, general and administrative expense:
Metals Recycling Business	17,692	22,264	(21%)	31,733	42,701	(26%)
Auto Parts Business	9,563	8,899	7%	20,215	18,425	10%
Steel Manufacturing Business	1,983	1,281	55%	3,387	3,219	5%
Corporate	10,423	9,670	8%	18,772	15,253	23%

Total SG&A expense	39,661	42,114	(6%)	74,107	79,598	(7%)

Environmental matters:
Metals Recycling Business	(532)	(467)	14%	(382)	(6,080)	(94%)

Total environmental matters	(532)	(467)	14%	(382)	(6,080)	(94%)

(Income) loss from joint ventures
Metals Recycling Business	(228)	(56)	307%	(711)	(1,740)	(59%)
Change in intercompany (profit) loss elimination	308	—	NA	258	(572)	NM

Total joint venture (income) loss	80	(56)	NM	(453)	(2,312)	(80%)

Operating income (loss):
Metals Recycling Business	28,671	5,264	445%	44,580	(13,988)	NM
Auto Parts Business	12,871	(2,370)	NM	23,288	(9,115)	NM
Steel Manufacturing Business	(2,124)	(6,395)	(67%)	(9,689)	(37,680)	(74%)
Corporate expense	(10,431)	(9,670)	8%	(18,780)	(15,253)	23%
Change in intercompany profit (loss) elimination	(450)	(1,312)	(66%)	(1,581)	13,348	NM

Total operating income (loss)	$28,537	$(14,483)	NM	$37,818	$(62,688)	NM

NA = Not Applicable

NM = Not Meaningful

Revenues

Consolidated revenues for the second quarter of fiscal 2010 increased $158 million, or 39%, and increased $80 million, or 9%, for the first six months of fiscal 2010 compared to the same periods in fiscal 2009, with improvements in all business segments. These increases were primarily driven by improved demand for scrap and recycled metal, which resulted in higher sales volumes, increased selling prices from improvements in commodity markets and benefits in the quarter from purchasing higher quality vehicles, which included vehicles acquired under the Cash-For-Clunkers government stimulus program.

Operating Income (Loss)

Consolidated operating income (loss) (which does not include operating results from discontinued operations) increased $43 million to operating income of $29 million for the second quarter of fiscal 2010 and increased $101 million to operating income of $38 million for the first six months of fiscal 2010 compared to operating losses in the same periods in fiscal 2009. The $43 million improvement in second quarter operating income was primarily due to increased sales volumes from higher demand, the impact of improved commodity markets on selling prices and continued management of our cost structure. The $101 million improvement in operating income in the first six months of fiscal 2010 compared to the prior year was primarily due to higher sales volumes and improved commodity markets and $52 million in non-cash NRV inventory write-downs and $16 million of production costs that could not be capitalized in inventory in the first six months of fiscal 2009.

SCHNITZER STEEL INDUSTRIES, INC.

Included in operating income was a reduction in SG&A expenses of $2 million and $5 million, respectively, for the three and six months ended February 28, 2010 compared to the same periods in the prior year. The reductions for the three and six months ended February 28, 2010 were primarily due to the decrease of $7 million and $8 million, respectively, in non-recurring bad debt expense incurred in the second quarter of fiscal 2009 resulting from bankruptcies and adverse financial conditions experienced by certain of our counterparties in fiscal 2009 affecting their payment ability. In addition, for the six months ended February 28, 2010, we recognized a $3 million reduction in expense for the settlement of a dispute with a customer, $3 million for environmental cost reimbursements from a related party and $1 million for environmental remediation costs that were reimbursed by another participating potentially responsible party (“PRP”).

These reductions were partially offset by a $6 million and $10 million increase in compensation related expenses for the three and six months ended February 28, 2010, respectively, primarily resulting from a $5 million benefit recorded in the first six months of fiscal 2009 arising from nondeductible executive incentive compensation that was awarded and included as nondeductible officers’ compensation for fiscal 2008 but was voluntarily and irrevocably declined in the first six months of fiscal 2009 and an increase in incentive compensation due to improvements in operating results.

Income Tax Expense (Benefit)

The effective tax rates for our continuing operations for the three and six month periods ended February 28, 2010 were 34.4% and 31.0%, respectively, compared to benefits of 66.1% and 40.6%, respectively, for the same periods of fiscal 2009, during which we recorded losses from continuing operations. The effective rate for the six month period ended February 28, 2010 was less than the statutory rate because in the first quarter of fiscal 2010 the Worker, Homeownership, and Business Act of 2009 extended the carry back period for corporate net operating losses (“NOLs”) from two years to five years, thereby restoring the tax benefit of the full Internal Revenue Code Section 199 manufacturing deduction we originally claimed in fiscal 2007. This caused a 3.1% reduction in our fiscal 2010 effective rate compared to the statutory rate. We expect the effective tax rate to be approximately 36% for the remainder of fiscal 2010.

SCHNITZER STEEL INDUSTRIES, INC.

Financial results by segment

We operate our business across three reporting segments: MRB, APB and SMB. For further information regarding our segments refer to Note 14 - Segment Information, in the notes to the unaudited condensed consolidated financial statements, in Part I, Item 1 of this report.

Metals Recycling Business

	Three Months Ended February 28,			Six Months Ended February 28,
($ in thousands, except for prices)	2010	2009	% Change	2010	2009	% Change
Ferrous revenues	$399,995	$297,757	34%	$632,004	$610,512	4%
Nonferrous revenues	87,748	36,999	137%	170,602	123,515	38%
Other	1,607	2,076	(23%)	3,216	3,988	(19%)

Total segment revenues	489,350	336,832	45%	805,822	738,015	9%
Cost of goods sold	443,747	309,827	43%	730,602	717,122	2%
Selling, general and administrative expense	17,692	22,264	(21%)	31,733	42,701	(26%)
Environmental matters	(532)	(467)	14%	(382)	(6,080)	(94%)
(Income) from joint ventures	(228)	(56)	307%	(711)	(1,740)	(59%)

Segment operating income (loss)	$28,671	$5,264	445%	$44,580	$(13,988)	NM

Average ferrous recycled metal sales prices ($/LT) (1)
Domestic	$294	$209	41%	$282	$319	(12%)
Export	$298	$259	15%	$292	$291	0%
Average	$297	$253	17%	$289	$297	(3%)

Ferrous sales volume (LT, in thousands)
Steel Manufacturing Business	81	30	170%	203	175	16%
Other domestic	160	99	62%	295	229	29%

Total domestic	241	129	87%	498	404	23%
Export	933	954	(2%)	1,433	1,458	(2%)

Total ferrous sales volume (LT, in thousands)	1,174	1,083	8%	1,931	1,862	4%
Average nonferrous sales price ($/pound) (1)	$0.80	$0.45	78%	$0.76	$0.65	17%
Nonferrous sales volumes (pounds, in thousands)	104,892	76,822	37%	215,139	184,181	17%

Outbound freight included in cost of goods sold (in thousands)	$54,430	$26,376	106%	$79,733	$61,384	30%

(1)	Price information is shown after excluding the cost of freight incurred to deliver the product to the customer.

LT = Long Ton, which is 2,240 pounds

NM = Not Meaningful

Revenues

MRB revenues increased $153 million, or 45%, during the quarter ended February 28, 2010, and increased $68 million, or 9%, during the six months ended February 28, 2010, compared to the same periods in the prior year. The increase in revenue was driven by increases in both ferrous and nonferrous revenue.

Ferrous revenues increased $102 million, or 34%, during the quarter ended February 28, 2010, and increased $21 million, or 4%, during the six months ended February 28, 2010, compared to the same periods in the prior year. Ferrous sales volumes increased 91,000 tons, or 8%, in the second quarter of fiscal 2010 and 69,000 tons, or 4%, for the first six months of fiscal 2010. The increase in ferrous sales volumes was primarily driven by increased domestic demand. In addition, the average net selling price increased by $44 per long ton, or 17%, during the second quarter ended February 28, 2010, compared to the same period in the prior year and decreased by $8 per long ton, or (3%), during the first six months of fiscal 2010, compared to the same period in the prior year.

Nonferrous revenues increased $51 million, or 137%, during the quarter ended February 28, 2010, and increased $47 million, or 38%, during the six months ended February 28, 2010, compared to the same periods in the prior year. Nonferrous volumes increased by 28 million pounds, or 37%, in the second quarter of fiscal 2010 and 31 million pounds, or 17%, for the first six months of fiscal 2010. Nonferrous average net selling prices increased $0.35 per pound, or 78%, during the quarter ended February 28, 2010, and increased $0.11 per pound, or 17%, during the six months ended February 28, 2010, compared to the same periods in the prior year. The increase in nonferrous average net selling prices was also due to increased demand.

SCHNITZER STEEL INDUSTRIES, INC.

Segment Operating Income (Loss)

Operating income for MRB increased $23 million during the quarter ended February 28, 2010, and increased $59 million during the six months ended February 28, 2010, compared to operating losses in the same periods in the prior year. These increases reflected higher ferrous and nonferrous sales volumes and a focus on managing product sales mix and tight supply conditions, and a $29 million non-cash NRV inventory write-down and $4 million of production costs that could not be capitalized in inventory in fiscal 2009, with no write-downs in the first six months of fiscal 2010.

Included in operating income was a reduction in SG&A expense of $5 million and $11 million for the three and six months ended February 28, 2010, respectively, compared to the same periods in the prior year. The reductions for the three and six months ended February 28, 2010 were primarily due to the decrease of $7 million and $8 million, respectively, in non-recurring bad debt expense for the six month period ended February 28, 2009, resulting from bankruptcies and adverse financial conditions, affecting our counterparties’ payment ability. The reduction in SG&A expense for the six months ended February 28, 2010 was also due to the recognition of a $3 million reduction in expense for the settlement of a dispute with a customer, $3 million for environmental cost reimbursements from a related party and $1 million for environmental remediation costs that were reimbursed by another PRP.

These reductions were partially offset by a $3 million and a $2 million increase in compensation related expenses for the three and six months ended February 28, 2010, respectively, primarily resulting from an increase in incentive compensation due to improvements in operating results.

Auto Parts Business

	Three Months Ended February 28,			Six Months Ended February 28,
($ in thousands)	2010	2009	% Change	2010	2009	% Change
Revenues	$54,803	$31,354	75%	$110,064	$72,057	53%
Cost of goods sold	32,369	24,825	30%	66,561	62,747	6%
Selling, general and administrative expense	9,563	8,899	7%	20,215	18,425	10%

Segment operating income (loss)	$12,871	$(2,370)	NM	$23,288	$(9,115)	NM

Number of stores at period end	45	40	13%	45	40	13%

NM = Not Meaningful

Revenues

APB revenues increased $23 million, or 75%, during the quarter ended February 28, 2010, and increased $38 million, or 53%, during the six months ended February 28, 2010, compared to the same periods in the prior year. In the second quarter, these improvements included a $10 million increase in scrap vehicle revenue, a $9 million increase in core revenue, and a $4 million increase in parts revenue, compared to the same period in the prior year. For the first six months of fiscal 2010, these improvements were driven by a $15 million increase in scrap vehicle revenue, a $13 million increase in core revenue and an $8 million increase in parts revenue compared to the same period in the prior year. These increases were driven by improvements in commodity prices, higher sales volumes and prices attributable to benefits recognized from purchasing higher quality vehicles, including additional vehicles purchased pursuant to the Cash-For-Clunkers government stimulus program, and an increase from 40 to 45 store locations.

Segment Operating Income (Loss)

Operating income for APB increased $15 million during the quarter ended February 28, 2010, and increased $32 million during the six months ended February 28, 2010, compared to operating losses in the same periods in the prior year. The improvement in operating income reflected the impact of higher sales volumes and prices for scrapped vehicles, cores and parts, primarily resulting from improvements in commodity prices, such as the higher non-ferrous sales prices discussed above, purchasing higher quality vehicles, which included vehicles acquired under the Cash-For-Clunkers stimulus program, and the increased number of stores. APB’s results of operations do not include operating results from discontinued operations. Refer to “Executive Overview of Quarterly Results – Business Combinations above.

SCHNITZER STEEL INDUSTRIES, INC.

Steel Manufacturing Business

	Three Months Ended February 28,			Six Months Ended February 28,
($ in thousands, except price)	2010	2009	% Change	2010	2009	% change
Revenues (2)	$55,544	$51,925	7%	$124,224	$150,557	(17%)
Cost of goods sold	55,685	57,039	(2%)	130,526	185,018	(29%)
Selling, general and administrative expense	1,983	1,281	55%	3,387	3,219	5%

Segment operating loss	$(2,124)	$(6,395)	(67%)	$(9,689)	$(37,680)	(74%)

Finished goods average sales price ($/ton) (1)	$556	$570	(2%)	$538	$730	(26%)
Finished steel products sold (tons, in thousands)	97	82	18%	197	181	9%

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.
(2)	Revenues include sales of semi-finished goods (billets) and finished steel products.

Revenues

SMB revenues increased $4 million, or 7%, during the quarter ended February 28, 2010, and decreased $26 million, or 17%, during the six months ended February 28, 2010, compared to the same periods in the prior year. The increase in revenues for the second quarter reflected an 18% increase in tons of finished steel products sold which was offset by a 2% decrease in average finished steel product selling prices. The increase in sales volume reflected a slight improvement in demand. The decrease in revenues during the six months ended February 28, 2010 reflected a 26% decrease in the average selling prices for finished steel products sold. The decrease in average selling prices resulted from reduced demand related to continued weak economic conditions and higher sales prices on sales in the prior year that were made before the market declined.

Segment Operating Loss

Operating loss for SMB decreased $4 million during the quarter ended February 28, 2010, and decreased $28 million during the six months ended February 28, 2010, compared to the same periods in the prior year. The reduction in the operating loss reflects the impact of a $32 million non-cash NRV inventory write-down in the first quarter of fiscal 2009 and $6 million and $12 million of production costs that could not be capitalized in inventory in the second quarter and first six months of fiscal 2009, respectively, partly offset by benefits in the first six months of fiscal 2009 from sales made before the market for finished steel products declined. Notwithstanding the slight improvement from the prior year quarter, SMB continued to be impacted by weak overall demand in the markets in which it operates which depressed sales prices, making it difficult to cover its raw material and production costs, and resulted in improved, but still negative, operating margins.

Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash resources and existing credit facilities.

Sources and Uses of Cash

We had cash balances of $34 million and $41 million at February 28, 2010 and August 31, 2009, respectively. Cash balances are intended to be used for working capital and capital expenditures.

Net cash provided by operating activities for the six months ended February 28, 2010 was $16 million, compared to net cash provided by operating activities of $161 million in the same period of the prior year. Sources of cash included an income tax refund of $41 million that was received in the second quarter of fiscal 2010. Uses of cash, which included a $49 million increase in inventory (excluding $35 million of inventory sold as a part of the divestiture of the full service auto parts operations) due to higher purchase costs and higher volumes of material on hand at period end and an increase in accounts receivable of $47 million due to timing of collections.

Net cash used in investing activities for the six months ended February 28, 2010 was $10 million, compared to $128 million in the same period of the prior year. Net cash used in investing activities included $29 million paid for completed acquisitions and $22 million in capital expenditures to upgrade the Company’s equipment and infrastructure, partially offset by $41 million in proceeds from the sale of the full-service auto parts business and other assets.

SCHNITZER STEEL INDUSTRIES, INC.

Net cash used in financing activities for the six months ended February 28, 2010 was $14 million, compared to net cash used in financing activities of $39 million in the same period of the prior year. Cash used in the period included $10 million in net debt repayments (refer to Non-GAAP Financial Measures below).

Credit Facilities

Our short-term borrowings consist primarily of a one year, unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. The term of this credit facility was recently extended to March 1, 2011. Interest rates on outstanding indebtedness under the unsecured line of credit are set by the bank at the time of borrowing. The weighted average interest rate on this credit line was 2.05% at February 28, 2010. We had no borrowings outstanding at February 28, 2010 and August 31, 2009.

We maintain a $450 million revolving credit facility that matures in July 2012, pursuant to an unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto. Interest rates on outstanding indebtedness under the amended agreement are based, at our option, on either the London Interbank Offered Rate (“LIBOR”) plus a spread of between 0.50% and 1.00%, with the amount of the spread based on a pricing grid tied to our leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.10% and 0.25% based on a pricing grid tied to our leverage ratio. As of February 28, 2010 and August 31, 2009, we had borrowings outstanding under the credit facility of $90 million and $100 million, respectively.

The two bank credit agreements contain various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of February 28, 2010, we were in compliance with all such covenants.

In addition, as of February 28, 2010 and August 31, 2009, we had $8 million of long-term indebtedness in the form of bonds maturing in January 2021.

Acquisitions

Acquisitions during the first six months of fiscal 2010 were $29 million, compared to $90 million in acquisitions for the same period in the prior year. During the first six months of fiscal 2010, we continued to expand our presence in regions in which we operate and in new locations through the acquisition of value-creating businesses.

Capital Expenditures

Capital expenditures during the first six months of fiscal 2010 were $22 million, compared to $39 million for the same period last year. During the second quarter of fiscal 2010, we continued our investment in general improvements at a number of our metals recycling facilities, including investments in technology to improve the recovery of nonferrous materials from the shredding process and investments to further improve efficiency and increase capacity, increase worker safety and enhance environmental systems. We plan to invest $30 million to $50 million in capital improvement projects for the remainder of the fiscal year, of which $9 million is for environmental projects, including investments in storm water systems and in equipment to ensure ongoing compliance with air quality and other environmental regulations.

Share Repurchase Program

Pursuant to a share repurchase program authorized by our Board, we may repurchase up to 9.0 million shares of our Class A common stock when management deems such repurchases to be appropriate. Prior to fiscal 2010, we had repurchased approximately 5.1 million shares under the program. No share repurchases were made during the six months ended February 28, 2010, thus leaving approximately 3.9 million shares available for repurchase under existing Board authorizations.

SCHNITZER STEEL INDUSTRIES, INC.

Future Liquidity and Commitments

We make contributions to a defined benefit pension plan, several defined contribution pension plans and several multiemployer pension plans. Contributions vary depending on the plan and are based on plan provisions, actuarial valuations and negotiated labor agreements. Recently, most defined benefit plans have experienced deterioration in their funded status due to the general decline in investment values. We expect to make contributions to our various defined benefit, defined contribution and multiemployer plans of approximately $5 million for the remainder of fiscal 2010. However, as a result of the deterioration in the funded status of the defined benefit pension plans we may be required or elect to make additional contributions in fiscal 2010. See Note 13 – Employee Benefits in the Notes to the Condensed Consolidated Financial Statements.

Accrued environmental liabilities as of February 28, 2010 were $41 million of which we expect to pay $3 million over the next 12 months.

We believe our current cash resources, internally generated funds, existing credit facilities and access to the capital markets will provide adequate financing for capital expenditures, acquisitions, working capital, stock repurchases, debt service requirements, post-retirement obligations and future environmental obligations for the next 12 months. However, continued weak general market conditions may result in the Company further utilizing its available credit lines and curtailing capital and operating expenditures, delaying or restricting acquisitions and share repurchases and reassessing working capital requirements. Should we determine, at any time, that we require additional sources of short-term liquidity, we will evaluate available alternatives and take appropriate steps to obtain sufficient additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained, or if obtained, would be adequate or on terms acceptable to the Company. However, we believe that our balance sheet at February 28, 2010 and the availability under our existing credit facilities should provide additional sources of liquidity if required.

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

Contractual Obligations

Long-term bank debt as reported in the contractual obligations table in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009 has decreased $10 million to $90 million as of February 28, 2010 due to decreased net borrowings under our credit agreements as described above under “Liquidity and Capital Resources.”

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

SCHNITZER STEEL INDUSTRIES, INC.

critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.

Goodwill

We evaluate the recoverability of goodwill on an annual basis during the second quarter of each fiscal year and upon the occurrence of certain triggering events or substantive changes in circumstances indicating that the fair value of goodwill may be impaired. We assess the existence of any indicators that imply a potential impairment on a monthly basis.

In the second quarter of fiscal 2010, we performed our annual testing for impairment of goodwill. As part of our assessment of the recovery of goodwill, we conducted a valuation analysis using a market-based income approach with applied discount rates ranging from 8.7% to 11.0% for our reporting segments. The projections used in the income approach took into consideration current and projected future business cycles and did not project cash flows based on the historically high prices and volumes as experienced in fiscal 2008. Based on the results of the first step of our annual assessment of the recoverability of goodwill, the fair values of the reporting segments substantially exceeded their carrying values, indicating that there was no goodwill impairment.

We will continue to monitor our goodwill and indefinite-lived intangible and long-lived assets for possible future impairment.

Business Combinations

On September 1, 2009 we adopted the revised accounting standard for business combinations, which requires us to recognize the assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date, generally using a market-based income approach. Measuring assets and liabilities at fair value requires us to determine the highest and best use that would be paid by a third party market participant. In addition, following the adoption of this standard, acquisition costs are expensed as incurred.

Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board issued guidance regarding an employer’s disclosures about the plan assets of a defined benefit pension or postretirement plan and will require additional disclosure regarding investment policies and strategies, fair value of each major asset category based on risks of the assets, inputs and valuations techniques used to estimate fair value, fair value measurement hierarchy levels under pension accounting for each asset category and significant concentration of risk information. This standard will be effective for us for the fiscal year ending August 31, 2010 and will be applied prospectively. This guidance will enhance and provide more visibility over our footnote disclosures surrounding the plan assets of our defined benefit pension plan.

In January 2010, an accounting standards update was issued to improve disclosure requirements related to fair value measurement. This update requires additional disclosures relating to significant transfers in and out of Levels 1 and 2 fair value measurements, along with the reason for the transfer and separate presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. The update is effective for us in the third quarter of the fiscal year ending August 31, 2010, except for disclosures relating to Level 3 activity, which will be effective for the fiscal year ending August 31, 2012 and will be applied prospectively.

Non-GAAP Financial Measures

Debt, net of cash

Debt, net of cash is the difference between (i) the sum of long-term debt and short-term debt (i.e., total debt) and (ii) cash and cash equivalents. Management believes that debt, net of cash is a useful measure for investors. In management’s view, because cash and cash equivalents can be used, among other things, to repay

SCHNITZER STEEL INDUSTRIES, INC.

indebtedness, netting this against total debt is a useful measure of the Company’s leverage.

($ in thousands)	February 28, 2010	November 30, 2009
Short-term borrowings and capital lease obligations, current	$1,161	$24,990
Long-term debt and capital lease obligations, net of current maturities	100,143	144,798

Total debt	101,304	169,788
Less: cash and cash equivalents	33,573	19,981

Total debt, net of cash	$67,731	$149,807

Net debt repayment

Net debt repayment is the difference between (i) the sum of borrowings from long-term debt and line of credit and (ii) repayments of long-term debt and line of credit. Management believes that net debt repayment is a useful measure for investors. In management’s view, this is a useful measure of the Company’s leverage.

($ in thousands) For the six months ended February 28,	2010	2009
Borrowings from long-term debt and line of credit	$566,500	$530,513
Repayment of long-term debt and line of credit	(576,948)	(566,584)

Net debt repayment	$(10,448)	$(36,071)

Management believes that these non-GAAP financial measures allow for a better understanding of the Company’s operating and financial performance. These non-GAAP financial measures should be considered in addition to, but not as a substitute for, the most directly comparable U.S. GAAP measure.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We are exposed to commodity price risk, mainly associated with variations in the market price for finished steel products, ferrous and nonferrous metal, including scrap, autobodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to changes in recycled metal selling prices by attempting to adjust purchase prices on a timely basis and by turning rather than holding inventory in expectation of higher prices. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on spot market prices, and generally orders are placed 30 to 90 days ahead of shipment date. However, financial results may be negatively impacted where selling prices fall more quickly than adjustments to purchase prices or average inventory costs can be made, when customers fail to meet their contractual obligations or when levels of inventory have an anticipated net realizable value that is below average cost. If SMB’s estimate of finished steel product selling prices per ton decreased by 10%, there would have been a non-cash NRV write-down of $1 million within the SMB segment.

Credit Risk

As of February 28, 2010, 59% of our trade accounts receivable balance was covered by letters of credit, compared to 49% as of August 31, 2009. Of the remaining balance as of February 28, 2010 and August 31, 2009, 84% and 85%, respectively, was less than 60 days past due.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

During the quarterly period covered by this report our management, with the participation of the Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the quarterly period covered by this report, disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SCHNITZER STEEL INDUSTRIES, INC.

PART II

ITEM 1.	LEGAL PROCEEDINGS

See Note 7 – Environmental Liabilities and Other Contingencies in the notes to the unaudited condensed consolidated financial statements, incorporated by reference herein.

ITEM 1A.	RISK FACTORS

There have been no material changes to our risk factors reported or new factors identified since the filing of our 2009 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on October 27, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None

(b)	None

(c)	None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

(a)

The 2010 annual meeting of the Company’s shareholders was held on January 27, 2010. 20,672,253 shares of the Company’s Class A common stock, entitled to one vote per share, and 5,343,059 shares of the Company’s Class B common stock, entitled to one vote per share, were present in person or by proxy at the meeting.

(b)

Wayland R. Hicks was elected a director of the Company to serve until the 2012 Annual Meeting of Shareholders, and David J. Anderson, William A. Furman, William D. Larsson, and Scott Lewis were elected directors of the Company, each to serve until the 2013 Annual Meeting of Shareholders, and until a successor has been elected and qualified.

Other directors whose term of office as a director continued after the meeting are:

Jill Schnitzer Edelson

Judith A. Johansen

Tamara L. Lundgren

Ralph R. Shaw

Robert S. Ball

John D. Carter

Kenneth M. Novack

Jean S. Reynolds

(c)	The meeting was called for the following purposes:

1.

To elect one director to serve until the 2012 Annual Meeting of Shareholders and four directors to serve until the 2013 Annual Meeting of Shareholders, and until their successors have been elected and qualified.

SCHNITZER STEEL INDUSTRIES, INC.

This proposal was approved as follows:

	Votes For	Votes Withheld
David J. Anderson	23,854,747	340,106
William A. Furman	23,002,369	1,192,484
William D. Larsson	23,061,030	1,133,823
Scott Lewis	23,653,063	541,790
Wayland R. Hicks	23,855,405	339,448

2.	To re-approve and amend the Executive Annual Bonus Plan.

This proposal was approved as follows:

	Votes For	Votes Against	Votes Abstain	Broker Non-Votes
Executive Annual Bonus Plan	25,299,854	676,427	39,031	—

To transact such other business (which does not include nominations of directors) as may properly be brought before the meeting or any adjournment or postponement thereof.

ITEM 6.	EXHIBITS

10.1	Lease Agreement, dated January 1, 2010, between Commercial One Properties, LLC and Pick-N-Pull San Jose Auto Dismantlers relating to the San Jose North location.

10.2	Lease Agreement, dated January 1, 2010, between Commercial Court Properties, LLC, Pick-N-Pull Auto Dismantlers and Pick-N-Pull San Jose Auto Dismantlers relating to the San Jose North location.

10.3	Executive Annual Bonus Plan filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 1, 2010, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date: April 7, 2010	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
President and Chief Executive Officer

Date: April 7, 2010	By:	/s/ Richard D. Peach
Richard D. Peach
Sr. Vice President and Chief Financial Officer