Form 10-Q
period 2010-05-31
SCHNITZER STEEL INDUSTRIES INC
filed 2010-07-01
CIK 912603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2010

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

Yes  ☐    No   ☒

The Registrant had 23,018,898 shares of Class A common stock, par value of $1.00 per share, and 4,783,833 shares of Class B Common Stock, par value of $1.00 per share, outstanding at June 24, 2010.

SCHNITZER STEEL INDUSTRIES, INC.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

	May 31, 2010	August 31, 2009
Assets
Current assets:
Cash and cash equivalents	$31,524	$41,026
Accounts receivable, net	138,371	117,666
Inventories, net	291,273	184,455
Deferred income taxes	7,333	10,027
Refundable income taxes	7,940	46,972
Prepaid expenses and other current assets	11,693	10,868

Total current assets	488,134	411,014
Property, plant and equipment, net	438,354	447,228
Other assets:
Investment in and advances to joint venture partnerships	12,339	10,812
Goodwill	380,719	366,559
Intangibles, net	21,164	20,422
Other assets	9,448	12,198

Total assets	$1,350,158	$1,268,233

Liabilities and Equity
Current liabilities:
Short-term borrowings and capital lease obligations	$1,238	$1,317
Accounts payable	90,972	72,289
Accrued payroll and related liabilities	28,060	23,636
Environmental liabilities	2,564	3,148
Accrued income taxes	14,001	776
Other accrued liabilities	33,698	38,963

Total current liabilities	170,533	140,129
Deferred income taxes	51,004	44,523
Long-term debt and capital lease obligations, net of current maturities	99,371	110,414
Environmental liabilities, net of current portion	39,180	38,760
Other long-term liabilities	10,004	11,657
Commitments and contingencies (Note 7)
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock–20,000 shares authorized, none issued	0	0
Class A common stock–75,000 shares $1.00 par value authorized, 22,999 and 21,402 shares issued and outstanding	22,999	21,402
Class B common stock–25,000 shares $1.00 par value authorized, 4,784 and 6,268 shares issued and outstanding	4,784	6,268
Additional paid-in capital	6,355	0
Retained earnings	942,170	894,243
Accumulated other comprehensive loss	(925)	(2,546)

Total SSI shareholders’ equity	975,383	919,367
Noncontrolling interests	4,683	3,383

Total equity	980,066	922,750

Total liabilities and equity	$1,350,158	$1,268,233

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009
Revenues	$703,539	$382,029	$1,662,150	$1,260,672

Operating expense:
Cost of goods sold	598,721	347,434	1,446,241	1,217,561
Selling, general and administrative	42,779	38,721	116,886	118,320
Environmental matters	141	0	(241)	(6,080)
(Income) loss from joint ventures	(1,877)	116	(2,330)	(2,196)

Operating income (loss)	63,775	(4,242)	101,594	(66,933)

Other income (expense):
Interest expense	(503)	(629)	(1,816)	(2,823)
Other income, net	201	5,634	1,091	6,785

Total other income (expense)	(302)	5,005	(725)	3,962

Income (loss) from continuing operations before income taxes	63,473	763	100,869	(62,971)
Income tax (expense) benefit	(21,715)	(723)	(33,315)	25,154

Income (loss) from continuing operations	41,758	40	67,554	(37,817)
Income (loss) from discontinued operations, net of tax	23	(1,058)	(15,023)	(4,485)

Net income (loss)	41,781	(1,018)	52,531	(42,302)
Net income attributable to noncontrolling interests	(1,328)	(509)	(3,188)	(192)

Net income (loss) attributable to SSI	$40,453	$(1,527)	$49,343	$(42,494)

Basic:
Income (loss) per share from continuing operations attributable to SSI	$1.45	$(0.01)	$2.31	$(1.35)
Loss per share from discontinued operations attributable to SSI	0.00	(0.04)	(0.54)	(0.16)

Net income (loss) per share attributable to SSI	$1.45	$(0.05)	$1.77	$(1.51)

Diluted:
Income (loss) per share from continuing operations attributable to SSI	$1.43	$(0.01)	$2.28	$(1.35)
Loss per share from discontinued operations attributable to SSI	0.00	(0.04)	(0.53)	(0.16)

Net income (loss) per share attributable to SSI	$1.43	$(0.05)	$1.75	$(1.51)

Weighted average number of common shares:
Basic	27,898	28,280	27,856	28,173
Diluted	28,211	28,280	28,177	28,173
Dividends declared per common share	$0.017	$0.017	$0.051	$0.051

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended May 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$52,531	$(42,302)
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	47,023	45,849
Inventory write-down	368	51,968
Deferred income taxes	4,517	(2,179)
Undistributed equity in earnings of joint ventures	(2,390)	(1,659)
Share-based compensation expense	7,886	5,428
Excess tax benefits from share-based payment arrangements	(110)	(900)
(Gain) loss on disposal of a business and other assets	16,613	(1,919)
Environmental matters	460	(2,844)
Voluntary incentive award forfeitures	0	(5,504)
Unrealized (gain) loss on derivatives	(3,337)	2,682
Bad debt expense, net of recoveries	123	8,553
Gain on settlement of joint venture separation and termination agreement	0	(6,761)
Changes in assets and liabilities:
Accounts receivable	(24,083)	221,782
Inventories	(133,017)	172,196
Refundable income taxes	39,171	(36,749)
Prepaid expenses and other current assets	(1,194)	1,730
Intangibles and other long term assets	1,346	(1,825)
Accounts payable	15,420	(78,217)
Accrued payroll liabilities	5,900	(40,491)
Other accrued liabilities	856	(7,170)
Accrued income taxes	12,900	(42,438)
Environmental liabilities	(924)	(534)
Other long-term liabilities	(215)	(391)
Distributed equity in earnings of joint ventures	430	2,825

Net cash provided by operating activities	40,274	241,130

Cash flows from investing activities:
Capital expenditures	(35,373)	(50,585)
Acquisitions, net of cash acquired	(40,933)	(93,029)
(Advances to) payments from joint ventures, net	433	(2,197)
Proceeds from sale of business and other assets	41,260	3,215

Net cash used in investing activities	(34,613)	(142,596)

Cash flows from financing activities:
Proceeds from line of credit	307,500	238,700
Repayment of line of credit	(307,500)	(263,700)
Borrowings from long-term debt	542,000	400,529
Repayment of long-term debt	(553,143)	(437,166)
Stock withheld for taxes under employee share-based compensation plan	(2,421)	(2,596)
Excess tax benefits from share-based payment arrangements	110	900
Stock options exercised	892	1,209
Distributions to noncontrolling interests	(1,888)	(996)
Dividends paid	(944)	(1,435)

Net cash used in financing activities	(15,394)	(64,555)

Effect of exchange rate changes on cash	231	(297)

Net decrease in cash and cash equivalents	(9,502)	33,682
Cash and cash equivalents at beginning of period	41,026	15,039

Cash and cash equivalents at end of period	$31,524	$48,721

SUPPLEMENTAL DISCLOSURES:
Cash paid (received) during the period for:
Interest	$1,821	$2,739
Income taxes paid (refunds received), net	$(25,657)	$51,670

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Schnitzer Steel Industries, Inc. (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statements. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. Although management believes the disclosures made are adequate to ensure the information presented is not misleading, management suggests that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009. The results for the three and nine months ended May 31, 2010 and 2009 are not necessarily indicative of the results of operations for the entire year.

Cash and Cash Equivalents

Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts of $30 million as of May 31, 2010 and $23 million as of August 31, 2009.

Accounts Receivable, net

Accounts receivable represent amounts due from customers on product and other sales. The allowance for doubtful accounts was $7 million at May 31, 2010 and $8 million at August 31, 2009.

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

Accrued Workers’ Compensation Costs

The Company is self-insured up to a maximum amount for workers’ compensation claims and as such, a reserve for the costs of unpaid claims and the estimated costs of incurred but not reported claims has been estimated as of the balance sheet date. The Company’s exposure to claims is protected by various stop-loss insurance policies. The estimate of this reserve is based on historical claims experience. At May 31, 2010 and August 31, 2009, the Company accrued $7 million and $6 million, respectively, for the estimated cost of workers’ compensation claims.

SCHNITZER STEEL INDUSTRIES, INC.

Changes in Shareholders’ Equity and Comprehensive Income (Loss)

The following is a summary of the changes in shareholders’ equity and comprehensive income (loss) (in thousands):

	Fiscal 2010			Fiscal 2009
	SSI shareholders’ equity	Noncontrolling interests	Total equity	SSI shareholders’ equity	Noncontrolling interests	Total equity
Balances - September 1 (Beginning of period)	$919,367	$3,383	$922,750	$978,152	$4,399	$982,551
Net income (loss) attributable to SSI	49,343	3,188	52,531	(42,494)	192	(42,302)
Components of other comprehensive income (loss), net of tax:
Defined benefit pension plan and net actuarial loss	607	0	607	0	0	0
Foreign currency translation	730	0	730	(447)	0	(447)
Net unrealized gain (loss) on cash-flow hedges	285	0	285	(681)	0	(681)

Comprehensive income (loss)	50,965	3,188	54,153	(43,622)	192	(43,430)
Distributions to noncontrolling interests	0	(1,888)	(1,888)	0	(996)	(996)
Noncontrolling interest buyout	0	0	0	0	(595)	(595)
Stock withheld for taxes under employee share-based compensation plan	(2,421)	0	(2,421)	(2,596)	0	(2,596)
Share-based compensation expense	7,886	0	7,886	5,428	0	5,428
Dividends declared	(1,416)	0	(1,416)	(1,435)	0	(1,435)
Stock options exercised	892	0	892	1,209	0	1,209
Excess tax benefits from share-based payment arrangements	110	0	110	900	0	900

Balances - May 31 (End of period)	$975,383	$4,683	$980,066	$938,036	$3,000	$941,036

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

Basic net income (loss) per share attributable to SSI is based on the weighted average number of outstanding common shares during the periods presented, including vested deferred stock units (“DSUs”) and restricted stock units (“RSUs”). Diluted net income per share attributable to SSI is based on the weighted average number of common shares outstanding, assuming dilution. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of performance share, DSU and RSU awards using the treasury stock method. For the three and nine months ended May 31, 2010, 40,557 and 35,080 common stock equivalent shares, respectively, were considered anti-dilutive and were excluded from the calculation of diluted earnings per share, compared to 1,193,151 common stock units for the three and nine months ended May 31, 2009.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009
Income (loss) from continuing operations	$41,758	$40	$67,554	$(37,817)
Net income attributable to noncontrolling interests	(1,328)	(509)	(3,188)	(192)

Income (loss) from continuing operations attributable to SSI	40,430	(469)	64,366	(38,009)
Income (loss) from discontinued operations, net of tax	23	(1,058)	(15,023)	(4,485)

Net income (loss) attributable to SSI	$40,453	$(1,527)	$49,343	$(42,494)

Computation of shares:
Weighted average common shares outstanding—basic	27,898	28,280	27,856	28,173
Incremental common shares attributable to dilutive stock options, performance share awards, DSUs and RSUs	313	0	321	0

Weighted average common shares outstanding—diluted	28,211	28,280	28,177	28,173

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

SCHNITZER STEEL INDUSTRIES, INC.

measurement hierarchy levels under pension accounting for each asset category and significant concentration of risk information. This standard will be effective for the Company for the fiscal year ending August 31, 2010 and will be applied prospectively and thus will not have any impact on previously issued financial information.

In January 2010, an accounting standards update was issued to improve disclosure requirements related to fair value measurement. This update requires additional disclosures relating to significant transfers in and out of Levels 1 and 2 fair value measurements, along with the reason for the transfer and separate presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. The update was effective for the Company in the third quarter of the fiscal year ending August 31, 2010, except for disclosures relating to Level 3 activity, which will be effective for the fiscal year ending August 31, 2012 and will be applied prospectively and thus will not have any impact on previously issued financial information. See Note 11 – Derivative Financial Instruments and Fair Value Measurements.

Reclassifications

Certain prior year amounts in the statement of cash flows have been reclassified within cash flows from operating activities to conform to the current year presentation. These changes had no impact on previously reported operating income, net income (loss) or net cash provided by operating activities.

Note 2 - Inventories, net

The Company’s inventories primarily consist of ferrous and nonferrous processed and unprocessed scrap metal, used and salvaged vehicles and semi-finished (billets) and finished steel products, consisting primarily of rebar, merchant bar and wire rod. Inventories are stated at the lower of cost or market for all periods presented.

Inventories, net consisted of the following (in thousands):

	May 31, 2010	August 31, 2009
Processed and unprocessed scrap metal	$212,109	$77,607
Semi-finished goods (billets)	6,088	9,600
Finished goods	42,799	66,936
Supplies	31,198	31,581
Inventory reserve	(921)	(1,269)

Inventories, net	$291,273	$184,455

Due to reduced production levels during fiscal 2009, the Company recognized $3 million and $19 million of expense for the three and nine months ended May 31, 2009 for production costs that could not be capitalized into inventory.

Note 3 - Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	May 31, 2010	August 31, 2009
Property, plant and equipment	$836,048	$812,997
Less: accumulated depreciation	(397,694)	(365,769)

Property, plant and equipment, net	$438,354	$447,228

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

During the first nine months of fiscal 2010, the Company spent $41 million to complete the acquisition of six self-service used auto parts stores which operate under the Company’s Pick-n-Pull brand and a metals recycler. These acquisitions are as follows:

•

In October 2009, the Company completed the acquisition of four self-service used auto parts stores located near the Company’s Metals Recycling Business (“MRB”) export facility in Portland, Oregon. This acquisition represented the Company’s first used auto parts operations in the Pacific Northwest.

•

In January 2010, the Company completed the acquisition of two self-service used auto parts stores, which increased to four the number of used auto parts stores that the Company operates in the Dallas-Fort Worth Metroplex.

•	In April 2010, the Company completed the acquisition of a metals recycler in Montana to provide an additional source of scrap metal for the Company’s Tacoma, Washington export facility.

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

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands)	2010	2009	2010	2009
Revenues	$0	$29,801	$9,991	$83,325

Income (loss) from discontinued operations before income taxes	$36	$(1,627)	$(797)	$(6,900)
Loss on sale of full service operations, including adjustments	0	0	(16,743)	0
Income taxes	(13)	569	2,517	2,415

Income (loss) from discontinued operations, net of tax	$23	$(1,058)	$(15,023)	$(4,485)

Assets and liabilities of discontinued operations consisted of the following (in thousands):

August 31, 2009
Current assets	$41,670
Noncurrent assets	$8,538
Current liabilities	$8,740
Noncurrent liabilities	$5,167

Note 6 - Goodwill and Intangibles, net

In the second quarter of fiscal 2010, the Company performed its annual goodwill impairment testing by comparing the fair value of each reporting segment with its carrying value, including goodwill. As a result of this testing, the Company determined that the fair values of each of the reporting segments were significantly in excess of their respective carrying values and the goodwill balances and

SCHNITZER STEEL INDUSTRIES, INC.

indefinite lived intangible assets were not impaired as of February 28, 2010. There were no triggering events during the third quarter of fiscal 2010 requiring a goodwill impairment test. The Company will continue to monitor its goodwill and indefinite-lived intangible and long-lived assets for possible future impairment.

The gross changes in the carrying amount of goodwill by reporting segment during the first nine months of fiscal 2010 were (in thousands):

	Metals Recycling Business	Auto Parts Business	Total
Balance as of August 31, 2009	$228,977	$137,582	$366,559
Foreign currency translation adjustment	0	798	798
Acquisitions	3,091	23,927	27,018
Divestitures	0	(12,030)	(12,030)
Purchase accounting adjustments	(1,850)	224	(1,626)

Balance as of May 31, 2010	$230,218	$150,501	$380,719

The following table presents the Company’s intangible assets and their related lives (in thousands):

		May 31, 2010		August 31, 2009
	Life In Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangibles:
Tradename	Indefinite	$750	$0	$750	$0
Tradename	20	0	0	972	(227)
Tradename	1 - 6	583	(386)	583	(275)
Marketing agreement	5	563	(131)	0	0
Employment agreements	2	1,117	(745)	1,117	(326)
Covenants not to compete	3 - 20	27,797	(12,353)	22,782	(9,949)
Leasehold interests	4 - 25	862	(258)	1,550	(540)
Lease termination fee	15	200	(197)	200	(191)
Permits & licenses	3	80	(33)	80	(13)
Supply contracts	Indefinite	361	0	361	0
Supply contracts	5 - 6	4,571	(1,827)	5,269	(1,931)
Real property options	Indefinite	210	0	210	0

Total		$37,094	$(15,930)	$33,874	$(13,452)

Intangible assets with finite useful lives are amortized over their useful lives using methods that reflect the pattern over which the economic benefits are expected to be consumed or on a straight-line basis based on estimated lives. Amortization expense for identifiable intangible assets for the three and nine months ended May 31, 2010 was $1 million and $4 million, respectively, compared to $1 million and $3 million for the same periods in the prior year, respectively.

Note 7 - Environmental Liabilities and Other Contingencies

The Company evaluates the adequacy of its environmental liabilities on a quarterly basis. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which reserves were established.

SCHNITZER STEEL INDUSTRIES, INC.

Changes in the Company’s environmental liabilities for the first nine months of fiscal 2010 were (in thousands):

Reporting Segment	Beginning Balance September 1, 2009	Reserves Established, Net	Payments	Ending Balance May 31, 2010	Short-Term	Long-Term
Metals Recycling Business	$25,608	$760	$(924)	$25,444	$2,010	$23,434
Auto Parts Business	16,300	0	0	16,300	554	15,746

Total	$41,908	$760	$(924)	$41,744	$2,564	$39,180

Metals Recycling Business (“MRB”)

At May 31, 2010, MRB had environmental reserves of $25 million for the potential remediation of locations at which it has conducted business and allegedly disposed of certain materials as well as for the potential future remediation at various acquired sites.

Portland Harbor

In fiscal 2006, the Company was notified by the U.S. Environmental Protection Agency (“EPA”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) that it was one of at least 69 potentially responsible parties (“PRPs”) that own or operate or formerly owned or operated sites adjacent to the Portland Harbor Superfund site. The precise nature and extent of any clean-up of the Portland Harbor, the parties to be involved, the process to be followed for any clean-up and the allocation of any costs for the clean-up among responsible parties have not yet been fully determined, but the process of identifying additional PRPs and beginning allocation of the costs is underway. It is unclear to what extent the Company will be liable for environmental costs or damages associated with the Portland Harbor Superfund site or for natural resource damage claims or third party contribution or damage claims with respect to the site. While the Company participated in certain preliminary Portland Harbor study efforts, it is not party to the consent order entered into by the EPA with certain other PRPs, referred to as the “Lower Willamette Group” (“LWG”), for a remedial investigation/feasibility study.

During fiscal 2007, the Company and certain other parties agreed to an interim settlement with the LWG under which the Company made a cash contribution to the LWG Remedial Investigation/Feasibility Study. The Company has also joined with the LWG and more than 50 other PRPs in a voluntary process for establishing an allocation of costs at the site. These parties have selected an allocation team and are currently working on preparing an allocation process design agreement. The LWG has also moved forward with litigation seeking to bring additional parties into the allocation process; which litigation has been stayed.

The Oregon Department of Environmental Quality is performing investigations involving the Company’s sites adjacent to the Portland Harbor, which are focused on controlling any current releases of contaminants into the Willamette River. Separately, in January 2008, the Natural Resource Damages Trustee Council (“Trustees”) for Portland Harbor invited the Company and other PRPs to participate in funding and implementing the Natural Resource Injury Assessment for the site. Following meetings among the Trustees and the PRPs, a funding and participation agreement was negotiated under which the participating PRPs agreed to fund the first phase of natural resource damage assessment. The Company joined in that agreement and agreed to pay $100,000 of those costs. The parties are currently discussing funding and participation for the second phase of the natural resource damage assessment.

The cost of the investigations and remediation associated with these properties is not reasonably estimable until the completion of the data review and further investigations now being conducted by the LWG and the Trustees and the selection and approval of a remedy. However, given the size of the Portland Harbor Superfund Site and the nature of the conditions identified to date, the total cost of the remediation could be substantial. In addition, because there has not been a determination of how the costs of the ongoing investigations and any remedy will be allocated among the PRPs, it is not possible to estimate the costs which the Company might incur in connection with the ongoing investigations and remediation although such costs could be material to the Company’s financial position or results of operations. In fiscal 2006, the Company recorded a liability for its then estimated share of the costs of the investigation incurred by the LWG to date. As of May 31, 2010, the Company’s reserve for third party investigation costs of the Portland Harbor Superfund site was $1 million.

SCHNITZER STEEL INDUSTRIES, INC.

Other Metals Recycling Business Sites

The Company’s environmental reserves include $24 million for potential future clean-up of other MRB locations at which the Company or its subsidiaries have conducted business or allegedly disposed of other materials. No environmental compliance enforcement proceedings are currently pending related to these sites.

Auto Parts Business (“APB”)

At May 31, 2010, APB had environmental reserves of $16 million for the potential remediation of APB locations at which it has conducted business and allegedly disposed of certain materials, as well as for the potential remediation at various acquired sites. No environmental compliance enforcement proceedings are currently pending related to these sites.

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

SMB has an operating permit issued under Title V of the Clean Air Act Amendments of 1990, which governs certain air quality standards. The permit was first issued in 1990 and has since been renewed through 2012. The permit is based upon an annual production capacity of 950,000 tons.

SMB had no environmental reserves at May 31, 2010 or 2009.

Contingencies - Other

On October 16, 2006, the Company finalized settlements with the Department of Justice (“DOJ”) and the SEC resolving an investigation related to a past practice of making improper payments to the purchasing managers of the Company’s customers in Asia in connection with export sales of recycled ferrous metal. Under the settlement, the Company agreed to a deferred prosecution agreement with the DOJ (the “Deferred Prosecution Agreement”) and an order issued by the SEC instituting cease-and-desist proceedings, making findings and imposing a cease-and-desist order pursuant to Section 21C of the Securities Exchange Act of 1934, as amended (the “Order”). The Deferred Prosecution Agreement ended on October 15, 2009 and the SEC’s cease-and-desist order expired on April 17, 2010. The Company does not anticipate any further losses or material expenses associated with this settlement.

Note 8 - Short-Term Borrowings

The Company’s short-term borrowings consist primarily of a one year, unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A that expires March 1, 2011. Interest rates on outstanding indebtedness under the unsecured line of credit are set by the bank at the time of borrowing. The Company had no borrowings outstanding under this facility at May 31, 2010 and August 31, 2009. The credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of May 31, 2010 and August 31, 2009, the Company was in compliance with all such covenants.

Note 9 - Long-Term Debt and Capital Lease Obligations

The Company maintains a $450 million revolving credit facility that matures in July 2012 pursuant to an unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto. Interest rates on outstanding indebtedness under the agreement are based, at the Company’s option, on either the London Interbank Offered Rate

SCHNITZER STEEL INDUSTRIES, INC.

(“LIBOR”) plus a spread of between 0.50% and 1.00%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.10% and 0.25% based on a pricing grid tied to the Company’s leverage ratio. As of May 31, 2010 and August 31, 2009, the Company had borrowings outstanding under the credit facility of $90 million and $100 million, respectively. The weighted average interest rate on amounts outstanding under this facility was 0.81% at May 31, 2010. The carrying value of this debt approximates fair value as it primarily consists of variable interest rate notes.

The bank credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of May 31, 2010 and August 31, 2009, the Company was in compliance with all such covenants.

As of May 31, 2010, the Company had capital lease obligations that expire at various dates through September 2015 for the use of equipment. As of May 31, 2010 and August 31, 2009, the Company had $2 million and $3 million, respectively, of assets accounted for as capital leases that were included in property, plant and equipment on the condensed, consolidated balance sheets. Additionally, as of May 31, 2010 and August 31, 2009, the Company had $8 million of long-term bonded indebtedness that matures in January 2021.

Note 10 - Related Party Transactions

The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $12 million and $3 million in the third quarter of fiscal 2010 and 2009, respectively, and $21 million and $11 million for the first nine months of fiscal 2010 and 2009, respectively. Advances to (payments from) these joint ventures were less than ($1) million and less than $1 million in the third quarter of fiscal 2010 and 2009, respectively, and less than ($1) million and $2 million in the first nine months of fiscal 2010 and 2009, respectively. The Company owed $2 million to joint ventures as of May 31, 2010 and August 31, 2009.

Thomas D. Klauer, Jr., President of the Company’s Auto Parts Business, is the sole shareholder of a corporation that is the 25% minority partner in a partnership in which the Company is the 75% partner and which operates four self-service stores in Northern California. Mr. Klauer’s 25% share of the profits of this partnership totaled $1 million and $2 million in the third quarter and first nine months of fiscal 2010, respectively, compared to less than $1 million in the same periods of the prior year. The Company and a company owned by Mr. Klauer jointly own the real property at one of these stores, which is leased to the partnership. Mr. Klauer’s share of the annual rent paid by the partnership is less than $1 million. The term of this lease expires in December 2015, and the partnership has the option to renew the lease, upon its expiration, for multiple five-year periods. Rent under the lease is adjusted annually based on the Consumer Price Index. Also in 2009, Mr. Klauer, through a company of which he is the sole shareholder, acquired ownership of a contiguous parcel of real property, a portion of which is leased to the partnership. The term of this lease expires in December 2015, and the partnership has the option to renew the lease, upon its expiration, for multiple five-year periods. Rent under the lease is adjusted annually based on the Consumer Price Index. The rent paid by the partnership to Mr. Klauer’s company in the third quarter and first nine months of fiscal 2010 for this parcel was less than $1 million. In addition, during fiscal 2008, the Company loaned this partnership $5 million to fund the exercise of an option to purchase another property occupied by the partnership from an unrelated third party. The loan incurred interest at 5% per annum, and the partnership was prohibited from making distributions to its partners (other than for taxes on the income of the partnership) until the loan was repaid. The principal balance was repaid in the first quarter of fiscal 2010, compared to a balance of $1 million at August 31, 2009.

Gary Schnitzer and Gregory Schnitzer, each a member of the Schnitzer family, are employed by the Company. Joshua Philip, also a member of the Schnitzer family, was employed by the Company until his resignation effective January 8, 2010. For the third quarter and first nine months of fiscal 2010 and 2009, these members of the Schnitzer family collectively earned total compensation of less than $1 million and $1 million, respectively. Schnitzer family employees are considered related parties for financial reporting purposes because members of the Schnitzer family own significant interests in the Company.

SCHNITZER STEEL INDUSTRIES, INC.

Members of the Schnitzer family also own all of the outstanding stock of Schnitzer Investment Corp. (“SIC”), which is engaged in the real estate business and was a subsidiary of the Company prior to 1989. The Company and SIC are both potentially responsible parties with respect to Portland Harbor, which has been designated as a Superfund site since December 2000. The Company has incurred $5 million, net of insurance reimbursements, in legal and consulting fees related to the investigation of this site, which includes the Company’s Portland scrap operations. The Company and SIC have worked together in response to Portland Harbor matters, and the Company has paid all of the legal and consulting fees for the joint defense, in part due to its environmental indemnity obligation to SIC with respect to the Portland scrap operations property. As these costs have increased substantially in the last two years, the Company and SIC have agreed to an equitable cost sharing arrangement with respect to defense costs under which SIC will pay 50% of the legal and consulting costs, net of insurance recoveries. The Company has recorded $3 million in reduced environmental expenses in fiscal 2010 for SIC’s share of costs incurred to date. Amounts receivable from SIC under this agreement were $1 million as of May 31, 2010.

It is the Company’s policy that all transactions with the Schnitzer family (including Schnitzer family companies) require the approval of the Company’s Audit Committee. The Company is in compliance with this policy.

Note 11 - Derivative Financial Instruments and Fair Value Measurements

Natural gas price risk management

In order to minimize the volatility of its natural gas costs, which represented 3% and 2% of SMB’s cost of goods sold for the first nine months of fiscal 2010 and 2009, respectively, SMB entered into a take-or-pay natural gas contract that obligates it to purchase a minimum of 2,000 million British Thermal Units (“BTUs”) per day whether or not the amount is utilized. The contract expires on May 31, 2011 and obligates the Company to purchase minimum quantities through October 31, 2010, whether or not the amount is used.

Fair value measurement

SMB’s natural gas contract is classified as a derivative instrument and carried at fair value. Fair value for this instrument, the Company’s only financial instrument carried at fair value, is determined using a forward price curve based on observable market price quotations at a major natural gas trading hub. The Company considers nonperformance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of the counterparty when the Company is in an unrealized gain position or on the Company’s own credit spread when the Company is in an unrealized loss position. This assessment of nonperformance risk is generally derived from the credit default swap market or from bond market credit spreads. The impact of the credit risk adjustments for the Company’s outstanding derivative was not material to the fair value calculation as of May 31, 2010. Mark-to-market adjustments on this instrument resulted in a derivative liability of $2 million at May 31, 2010, compared to $6 million at August 31, 2009. This amount is classified as a Level 2 fair value measurement under the fair value hierarchy.

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

Amounts included in accumulated other comprehensive income (“AOCI”) are reclassified to cost of goods sold when the forecasted purchase transaction is recognized in earnings and when ineffectiveness arises out of the hedge. Included in other accrued liabilities is the fair value of the designated hedge portion of the derivative of $1 million and $2 million as of May 31, 2010 and August 31, 2009, respectively. The effective portion of realized losses reclassified into cost of goods sold was less than $1 million and $1 million for the three and nine months ended May 31, 2010, respectively. The ineffective portion of unrealized losses included in cost of goods

SCHNITZER STEEL INDUSTRIES, INC.

sold was less than $1 million for the three and nine months ended May 31, 2010. The unrealized loss, net of tax, for the effective portion of the hedge is less than $1 million for the three and nine months ended May 31, 2010. Upon de-designation of the cash flow hedge in October 2008, $1 million was reclassified from AOCI to cost of goods sold. Existing unrealized losses, net of tax, of less than $1 million currently recorded in AOCI are expected to be reclassified into cost of goods sold within the next 12 months.

Derivative not designated as a hedging instrument

For the portion of the natural gas contract not designated as a hedge, the Company recognizes the change in fair value in cost of goods sold in the period of change. Included in other accrued liabilities is the fair value of the derivative not designated as a hedge of $1 million and $4 million as of May 31, 2010 and August 31, 2009, respectively. Net gains of $1 million and $3 million were recognized in cost of goods sold for the three and nine months ended May 31, 2010, respectively, compared to net gains (losses) of $1 million and ($1) million for the three and nine months ended May 31, 2009, respectively.

Note 12 - Share-based Compensation

The Company recognized $3 million and $8 million for share-based compensation expense for the three and nine months ended May 31, 2010, compared to $2 million and $5 million for the same periods in the prior year, respectively.

Fiscal 2010-2012 Performance Share Awards

On November 20, 2009, the Company’s Compensation Committee approved performance-based awards under the Company’s 1993 Stock Incentive Plan (“the Plan”) and entry by the Company into Long-Term Incentive Award Agreements evidencing the award of these performance shares. The Compensation Committee established performance targets based on the Company’s earnings per share (weighted at 50%) and the average return on capital employed on a divisional basis (weighted at 50%) for the three years of the performance period, with award payouts ranging from a threshold of 50% to a maximum of 200% for each portion of the awards. A participant generally must be employed by the Company on the October 31 following the end of the performance period to receive an award payout, although adjusted awards will be paid if employment terminates earlier on account of death, disability, retirement, termination without cause after the first year of the performance period or on a sale of the Company. Awards will be paid in Class A common stock as soon as practicable after October 31 following the end of the performance period. The grant date for the fiscal 2010–2012 performance-based awards was November 20, 2009. Compensation expense for the fiscal 2010–2012 performance-based awards during the three and nine months ended May 31, 2010 was less than $1 million and $1 million, respectively.

Deferred Stock Units

On January 27, 2010, each of the Company’s non-employee directors received a DSU award equal to $120,000 divided by the closing market price of the Class A common stock on January 27, 2010. John Carter, the Company’s Chairman, and Tamara Lundgren, President and Chief Executive Officer, receive compensation pursuant to their employment agreements and do not receive DSUs. The DSUs granted on January 27, 2010 were for a total of 30,834 shares and the DSUs will become fully vested on the day before the Company’s 2011 annual meeting, subject to continued Board service. The compensation expense related to these DSU awards for the three and nine months ended May 31, 2010 was less than $1 million.

Restricted Stock Units

On April 27, 2010, the Compensation Committee granted 25,000 RSUs to Tamara Lundgren, the Company’s President and Chief Executive Officer. The RSUs have a two-year term and vest 100% on April 27, 2012. The estimated fair value of these RSUs granted was $1 million based on the market closing price of the underlying Class A common stock on April 27, 2010 of $55.89. The compensation expense related to these RSU awards for the three and nine months ended May 31, 2010 was less than $1 million.

SCHNITZER STEEL INDUSTRIES, INC.

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

The components of net periodic pension costs for the three and nine months ended May 31, 2010 and 2009, were (in thousands):

	Defined Benefit Plan
	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009
Interest cost	$171	$195	$513	$585
Expected return on plan assets	(238)	(243)	(714)	(729)
Amortization of prior service cost	(24)	0	(72)	0
Recognized actuarial loss	131	70	393	210
Settlement loss recognized	212	0	625	0

Net periodic pension cost	$252	$22	$745	$66

	SERBP
	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009
Service cost	$15	$9	$45	$27
Interest cost	33	31	99	93
Recognized actuarial gain	(1)	(8)	(3)	(24)

Net periodic pension cost	$47	$32	$141	$96

Defined Benefit Plans

Benefits under the Company’s defined benefit plan have been frozen since June 30, 2006. In general, additional contributions to the plan are not required and no contributions are expected to be made to the defined benefit plan in the remainder of fiscal 2010; however, changes in the discount rate or actual investment returns that are lower than the long-term expected return on plan assets could result in the need for the Company to make additional contributions. The Company did not make contributions to the defined benefit plan during the three and nine months ended May 31, 2010 or 2009. Benefit payments to SERBP participants were less than $1 million for all periods presented.

Multiemployer Pension Plans

The Company contributes to various multiemployer pension plans in accordance with its collective bargaining agreements. Company contributions to the multiemployer plans were $1 million and $2 million, respectively, during the three and nine months ended May 31, 2010, compared to less than $1 million and $2 million, respectively, during the same periods in the prior year.

Approximately 60% of the Company’s contributions are made to the Western Independent Shops Pension Trust (the “WISP Trust”) for the benefit of union employees of SMB. In 2004, the IRS extended the period over which the WISP Trust amortizes unfunded liabilities by seven years, conditioned upon maintenance of certain minimum funding levels. Based on the actuarial valuation for the WISP Trust as of October 1, 2009, the funded percentage of the WISP Trust (based on the ratio of the market value of assets to the accumulated benefits liability (present value of accrued benefits)) was 65.4%, which is below the targeted funding ratio specified in the agreement with the IRS. As a result, the WISP Trust may seek relief from the specified funding requirement from the IRS. If the WISP Trust cannot obtain relief, revocation by the IRS of the amortization extension retroactively to the 2002 plan year could occur and result in a material liability for the Company’s share of the resulting funding deficiency, the extent of which currently cannot be estimated.

SCHNITZER STEEL INDUSTRIES, INC.

In 2006, the Pension Protection Act (the “Act”) became law and, together with related regulations, established new minimum funding requirements for multiemployer pension plans. The Act mandates that multiemployer pension plans that are below certain funding levels or that have projected funding deficiencies adopt a funding improvement plan or a rehabilitation program to improve the funding levels over a defined period of time. In January 2010, the Company was notified by the plan administrator of the WISP Trust that the plan is in “critical status” for 2009 because without the benefit of the relief from the IRS discussed above, the WISP Trust’s funding standard account is expected to show a funding deficiency on September 30, 2010. As a result, the trustees of the WISP Trust are required to update the WISP Trust’s Rehabilitation Plan. Adoption of any updates to the rehabilitation plan is subject to collective bargaining. At this time, the Company is not required to increase its contributions to the WISP Trust.

In December 2008, the Worker, Retiree, and Employer Recovery Act of 2008 (the “Recovery Act”) became law. For plan years beginning October 1, 2008 through September 30, 2009, the Recovery Act allows multiemployer plans to freeze their funding certification based on the funding status of the previous plan year. In addition, the Recovery Act provides multiemployer plans in “endangered” or “critical” status in plan years beginning in 2008 or 2009 a three-year extension of the plan’s funding improvement or rehabilitation period. The Company has been notified by several of the other multiemployer plans to which it contributes that the underlying plans would have been in “critical status” had they not frozen their 2008 funding status under the Recovery Act.

The Company also has contingent liabilities for its share of the unfunded liabilities of each plan to which it contributes, including a withdrawal liability of $28 million for the WISP Trust, which was calculated by the Trust actuary as of September 30, 2009. The withdrawal liabilities would be triggered only if the Company were to withdraw or partially withdraw from the respective plans. Because the Company has no current intention of withdrawing from any of the multiemployer plans in which it participates, it has not recognized a liability for these contingencies.

Defined Contribution Plans

The Company has several defined contribution plans covering certain employees. For the three and nine months ended May 31, 2010, the Company made contributions to the defined contribution plans of less than $1 million compared to contributions of less than $1 million and $4 million, respectively, for the same periods of the prior year. The Company suspended employer contributions to these plans effective in March 2009 and resumed contributions to certain of these plans in April 2010.

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

SCHNITZER STEEL INDUSTRIES, INC.

The following is a summary of the Company’s total assets (in thousands):

	May 31, 2010	August 31, 2009
Metals Recycling Business	$1,382,190	$1,266,222
Auto Parts Business	245,921	272,983
Steel Manufacturing Business	324,158	331,811

Total segment assets	1,952,269	1,871,016
Corporate and eliminations	(602,111)	(602,783)

Total assets	$1,350,158	$1,268,233

The table below illustrates the Company’s operating results from continuing operations by segment for the three and nine months ended May 31, 2010 and 2009, respectively (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009
Revenues:
Metals Recycling Business	$618,136	$317,524	$1,423,958	$1,055,539
Auto Parts Business	67,580	36,050	177,643	108,107
Steel Manufacturing Business	86,407	46,822	210,631	197,378

Segment revenue	772,123	400,396	1,812,232	1,361,024
Intersegment eliminations	(68,584)	(18,367)	(150,082)	(100,352)

Total revenues	$703,539	$382,029	$1,662,150	$1,260,672

Depreciation and amortization:
Metals Recycling Business	$9,614	$9,501	$28,312	$27,006
Auto Parts Business	1,916	1,658	5,554	5,094
Steel Manufacturing Business	3,257	3,018	9,725	8,993

Segment depreciation and amortization	14,787	14,177	43,591	41,093
Corporate	1,130	1,024	3,186	3,018

Total depreciation and amortization	$15,917	$15,201	$46,777	$44,111

Reconciliation of the Company’s segment operating income (loss) to income (loss) from continuing operations before income taxes:

Metals Recycling Business	$53,061	$6,034	$97,641	$(7,954)
Auto Parts Business	18,173	4,609	41,460	(4,510)
Steel Manufacturing Business	3,904	(4,961)	(5,785)	(42,642)

Segment operating income (loss)	75,138	5,682	133,316	(55,106)
Corporate and eliminations	(11,363)	(9,924)	(31,722)	(11,827)

Operating income (loss)	63,775	(4,242)	101,594	(66,933)
Other income (expense)	(302)	5,005	(725)	3,962

Income (loss) from continuing operations before income taxes	$63,473	$763	$100,869	$(62,971)

Note 15 - Income Tax Expense (Benefit)

The effective tax rates for the Company’s continuing operations for the three and nine months ended May 31, 2010 were 34.2% and 33.0%, respectively, compared to expense (benefit) of 94.8% and (39.9%), respectively, for the same periods of fiscal 2009. The effective rate for the three months ended May 31, 2009 reflected the impact of near break-even income from continuing operations before income taxes for the quarter. The effective rate for the nine months ended May 31, 2010 was less than the statutory rate because in the first quarter of fiscal 2010 the Worker, Homeownership, and Business Act of 2009 extended the carry back period for corporate net operating losses (“NOLs”) from two years to five years, thereby restoring the tax benefit of the full Internal Revenue Code Section 199 manufacturing deduction originally claimed by the Company in fiscal 2007. This caused a 1.2% reduction in the fiscal 2010 effective rate. The remaining differences between the effective rate and the Federal statutory rate were attributable to: the manufacturing deduction from current year operations, state taxes, the lower foreign tax rate on permanently reinvested foreign earnings, noncontrolling interests and nondeductible officers’ compensation.

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

Deferred taxes included the benefits from a federal NOL carry forward of $1 million that will expire if not used by 2012 and state tax credits that will expire if not used between 2010 and 2020. A valuation allowance of $1 million was recorded as of May 31, 2010 for the federal capital loss carry forward and the state tax credits that are expected to expire unused in the future. Management believes it is more likely than not that the Company will generate sufficient taxable income prior to the expiration of the remaining deferred tax assets to ensure their realization.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a discussion of our operations for the third quarter of fiscal 2010 and 2009. The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our 2009 Form 10-K and the Unaudited Condensed Consolidated Financial Statements and the related notes thereto included elsewhere in this Form 10-Q.

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

Executive Overview of Quarterly Results

Our financial results for the third quarter of fiscal 2010 benefited from continued broad-based demand for scrap and recycled metal products, improvements in commodity markets, increased availability of raw materials and strong operational performance. Financial performance improved in all three of our businesses.

Despite the improvements in demand, which drove increased average net selling prices, we continue to face challenging market conditions, including reduced forward selling prices towards the end of the third quarter. Nevertheless, we believe that our low leveraged balance sheet will enable us to fund investment opportunities in capital expenditures and acquisitions as well as provide working capital which will enable us to support anticipated stronger demand and higher sales volumes.

The following items summarize our financial results for the third quarter of fiscal 2010:

•	Revenues of $704 million, compared to revenues of $382 million in the third quarter of fiscal 2009;

•

Net income attributable to SSI of $40 million, or $1.43 per share (diluted), compared to net loss attributable to SSI of ($2) million, or ($0.05) per share (diluted) in the third quarter of fiscal 2009.

For the third quarter of fiscal 2010, MRB generated revenues of $618 million, a $301 million increase from the same period in fiscal 2009. This included a $228 million, or 85%, increase in ferrous revenues and a $72 million, or 148%, increase in nonferrous revenues. The increase in ferrous revenues was primarily driven by a 70% increase in the average net selling price and a 13% increase in sales volumes, compared to the same period in the prior year. The increase in nonferrous revenues was primarily driven by an 84% increase in the average net selling price and a 38% increase in sales volumes, compared to the same period in the prior year. MRB had

SCHNITZER STEEL INDUSTRIES, INC.

operating income of $53 million for the third quarter of fiscal 2010, compared to $6 million for the same period in fiscal 2009. The improvement in operating income was primarily due to increased world-wide demand for scrap and recycled metal, which led to higher average net selling prices and sales volumes, improvements in the availability of raw materials, and operating and production efficiencies that resulted in improved operating margins.

For the third quarter of fiscal 2010, APB generated revenues of $68 million, a $32 million increase from the same period in fiscal 2009. In addition, APB achieved operating income (which does not include operating results from discontinued operations) of $18 million for the third quarter of fiscal 2010, compared to operating income of $5 million for the same period in fiscal 2009. The increases in revenue and operating income were attributable to improvements in commodity prices, an increase from 39 to 45 self-service store locations, higher sales volumes and improved production operating efficiencies.

For the third quarter of fiscal 2010, SMB generated revenues of $86 million, a $40 million increase compared to the same period in fiscal 2009. The increase in revenues over the prior year period reflected a 54% increase in finished steel product volumes sold and a 21% increase in average finished steel product selling prices. The increase in sales tons reflected improved, but still weak, West Coast demand for finished steel products. SMB had operating income of $4 million for the third quarter of fiscal 2010, compared to an operating loss of ($5) million for the same period in fiscal 2009. The third quarter 2009 operating loss included $3 million of abnormal production costs that could not be capitalized into inventory.

Business Combinations

During the first nine months of fiscal 2010, we spent $41 million to complete the acquisition of six self-service used auto parts stores which operate under our Pick-n-Pull brand and a metals recycler. These acquisitions are as follows:

•

In October 2009, we completed the acquisition of four self-service used auto parts stores located near our MRB export facility in Portland, Oregon. This acquisition represented our first used auto parts operations in the Pacific Northwest.

•

In January 2010, we completed the acquisition of two self-service used auto parts stores, which increased to four the number of used auto parts facilities that we operate in the Dallas-Fort Worth Metroplex.

•	In April 2010, the Company completed the acquisition of a metals recycler in Montana to provide an additional source of scrap metal for the Company’s Tacoma, Washington export facility.

In October 2009, we completed the sale to LKQ of our full-service used auto parts operation, which had operated as part of the APB reporting segment. The full-service used auto parts operation is not included in APB’s results of operations in fiscal 2009 or fiscal 2010 because the results of this discontinued operation have been reclassified for all periods presented.

SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

	Three Months Ended May 31,			Nine Months Ended May 31,
($ in thousands)	2010	2009	% Change	2010	2009	% Change
Revenues:
Metals Recycling Business	$618,136	$317,524	95%	$1,423,958	$1,055,539	35%
Auto Parts Business	67,580	36,050	87%	177,643	108,107	64%
Steel Manufacturing Business	86,407	46,822	85%	210,631	197,378	7%
Intercompany revenue eliminations	(68,584)	(18,367)	273%	(150,082)	(100,352)	50%

Total revenues	703,539	382,029	84%	1,662,150	1,260,672	32%

Cost of goods sold:
Metals Recycling Business	547,253	293,705	86%	1,277,855	1,010,827	26%
Auto Parts Business	38,103	22,610	69%	104,665	85,360	23%
Steel Manufacturing Business	80,420	50,442	59%	210,945	235,460	(10%)
Intercompany cost of goods sold eliminations	(67,055)	(19,323)	247%	(147,224)	(114,086)	29%

Total cost of goods sold	598,721	347,434	72%	1,446,241	1,217,561	19%

Selling, general and administrative expense:
Metals Recycling Business	19,360	17,703	9%	51,093	60,405	(15%)
Auto Parts Business	11,304	8,831	28%	31,518	27,257	16%
Steel Manufacturing Business	2,083	1,341	55%	5,471	4,560	20%
Corporate	10,032	10,846	(8%)	28,804	26,098	10%

Total SG&A expense	42,779	38,721	10%	116,886	118,320	(1%)

Environmental matters:
Metals Recycling Business	141	0	NA	(241)	(6,080)	(96%)

Total environmental matters	141	0	NA	(241)	(6,080)	(96%)

(Income) loss from joint ventures:
Metals Recycling Business	(1,679)	82	NM	(2,390)	(1,659)	44%
Change in intercompany (profit) loss elimination	(198)	34	NM	60	(537)	NM

Total joint venture (income) loss	(1,877)	116	NM	(2,330)	(2,196)	6%

Operating income (loss):
Metals Recycling Business	53,061	6,034	779%	97,641	(7,954)	NM
Auto Parts Business	18,173	4,609	294%	41,460	(4,510)	NM
Steel Manufacturing Business	3,904	(4,961)	NM	(5,785)	(42,642)	(86%)
Corporate expense	(10,547)	(10,593)	(0%)	(29,325)	(25,845)	13%
Change in intercompany profit (loss) elimination	(816)	669	NM	(2,397)	14,018	NM

Total operating income (loss)	$63,775	$(4,242)	NM	$101,594	$(66,933)	NM

NA = Not Applicable

NM = Not Meaningful

Results of Operation exclude results from discontinued operations

Revenues

Consolidated revenues for the third quarter of fiscal 2010 increased $322 million, or 84%, and increased $401 million, or 32%, for the first nine months of fiscal 2010 compared to the same periods in fiscal 2009, with improvements in all business segments. These increases were primarily driven by increased world-wide demand for scrap and recycled metal, which led to higher average net selling prices and sales volumes, and, to a lesser extent, by West Coast demand for finished steel products.

Operating Income (Loss)

Consolidated operating income (loss) increased $68 million for the third quarter of fiscal 2010 and increased $169 million for the first nine months of fiscal 2010 compared to operating losses in the same periods in fiscal 2009. The $68 million improvement in third quarter operating income was primarily due to higher average net selling prices which outpaced our raw material purchase and production costs and higher sales volumes. The $169 million improvement in operating income in the first nine months of fiscal 2010 compared to the prior year was primarily due to higher average net selling prices and higher sales volumes, increased availability of

SCHNITZER STEEL INDUSTRIES, INC.

raw materials and the recognition in the first nine months of fiscal 2009 of $52 million in non-cash NRV inventory write-downs and $19 million of production costs that could not be capitalized in inventory.

Included in operating income was an increase in SG&A expenses of $4 million for the three months ended May 31, 2010 compared to the same period in the prior year, primarily due to a $7 million increase in accrued compensation for the three months ended May 31, 2010, resulting from an increase in incentive compensation, including share-based compensation, due to improvements in financial performance. This increase was partially offset by $3 million in benefits recognized from legal settlements and environmental cost reimbursements.

SG&A expenses decreased by $1 million for the nine months ended May 31, 2010, compared to the same period in the prior year, primarily due to $9 million in current year benefits recognized from legal settlements, environmental cost reimbursements and reduced professional service fees, $8 million in higher bad debt expense recognized in the prior year resulting from bankruptcies due to adverse financial conditions experienced by certain of our customers, and the recognition of a $4 million reduction in expense for the settlement of a dispute with a customer. The decrease was partially offset by a $17 million increase in accrued compensation for the nine months ended May 31, 2010, resulting from an increase in incentive compensation, including share-based compensation, due to improvements in financial performance.

Income Tax Expense (Benefit)

The effective tax rates for our continuing operations for the three and nine month periods ended May 31, 2010 were 34.2% and 33.0%, respectively, compared to expense (benefit) of 94.8% and (39.9%), respectively, for the same periods of fiscal 2009. The effective rate for the three months ended May 31, 2009 reflected the impact of near break-even income from continuing operations before income taxes for the quarter. The effective rate for the nine months ended May 31, 2010 was less than the statutory rate because in the first quarter of fiscal 2010 the Worker, Homeownership, and Business Act of 2009 extended the carry back period for corporate net operating losses (“NOLs”) from two years to five years, thereby restoring the tax benefit of the full Internal Revenue Code Section 199 manufacturing deduction we originally claimed in fiscal 2007. This caused a 1.2% reduction in our fiscal 2010 effective rate. The effective tax rate is expected to be approximately 32% for the remainder of fiscal 2010.

SCHNITZER STEEL INDUSTRIES, INC.

Financial results by segment

We operate our business across three reporting segments: MRB, APB and SMB. For further information regarding our segments refer to Note 14 - Segment Information, in the notes to the unaudited condensed consolidated financial statements, in Part I, Item 1 of this report.

Metals Recycling Business

	Three Months Ended May 31,			Nine Months Ended May 31,
($ in thousands, except for prices)	2010	2009	% Change	2010	2009	% Change
Ferrous revenues	$495,658	$267,548	85%	$1,127,662	$878,061	28%
Nonferrous revenues	120,527	48,541	148%	291,130	172,056	69%
Other	1,951	1,435	36%	5,166	5,422	(5%)

Total segment revenues	618,136	317,524	95%	1,423,958	1,055,539	35%
Cost of goods sold	547,253	293,705	86%	1,277,855	1,010,827	26%
Selling, general and administrative expense	19,360	17,703	9%	51,093	60,405	(15%)
Environmental matters	141	0	NA	(241)	(6,080)	(96%)
(Income) loss from joint ventures	(1,679)	82	NM	(2,390)	(1,659)	44%

Segment operating income (loss)	$53,061	$6,034	779%	$97,641	$(7,954)	NM

Average ferrous recycled metal sales prices ($/LT): (1)
Domestic	$368	$186	98%	$317	$285	11%
Export	$382	$228	68%	$325	$267	22%
Average	$378	$223	70%	$323	$271	19%
Ferrous sales volume (LT, in thousands):
Steel Manufacturing Business	139	55	153%	342	230	49%
Other domestic	197	87	126%	492	316	56%

Total domestic	336	142	137%	834	546	53%
Export	839	895	(6%)	2,272	2,353	(3%)

Total ferrous sales volume (LT, in thousands)	1,175	1,037	13%	3,106	2,899	7%

Average nonferrous sales price ($/pound) (1)	$0.94	$0.51	84%	$0.83	$0.60	38%
Nonferrous sales volumes (pounds, in thousands)	124,283	90,226	38%	339,422	274,407	24%

Outbound freight included in cost of goods sold (in thousands)	$55,806	$38,954	43%	$135,539	$100,338	35%

(1)	Price information is shown after excluding the cost of freight incurred to deliver the product to the customer.

LT = Long Ton, which is 2,240 pounds

NA = Not Applicable

NM = Not Meaningful

Revenues

MRB revenues increased $301 million, or 95%, during the quarter ended May 31, 2010, and increased $368 million, or 35%, during the nine months ended May 31, 2010, compared to the same periods in the prior year.

Ferrous revenues increased $228 million, or 85%, during the quarter ended May 31, 2010, and increased $250 million, or 28%, during the nine months ended May 31, 2010, compared to the same periods in the prior year. The average net selling price increased by $155 per long ton, or 70%, during the third quarter ended May 31, 2010, compared to the same period in the prior year and increased by $52 per long ton, or 19%, during the first nine months of fiscal 2010, compared to the same period in the prior year. These increases were primarily driven by strong demand in Asian and domestic markets, which provided support to both domestic and export selling prices. Ferrous sales volumes increased 138,000 tons, or 13%, in the third quarter of fiscal 2010 and 207,000 tons, or 7%, for the first nine months of fiscal 2010. The increase in ferrous sales volumes was primarily driven by world-wide demand for scrap and recycled metal, which included sales to SMB, and increased availability of raw materials.

Nonferrous revenues increased $72 million, or 148%, during the quarter ended May 31, 2010, and increased $119 million, or 69%, during the nine months ended May 31, 2010, compared to the same periods in the prior year. Nonferrous average net selling prices increased $0.43 per pound, or 84%, during the quarter ended May 31, 2010, and increased $0.23 per pound, or 38%, during the nine months ended May 31, 2010, compared to the same periods in the prior year. Nonferrous volumes increased by 34 million pounds, or 38%, in the third quarter of fiscal 2010 and 65 million pounds, or 24%, for the first nine months of fiscal 2010.

SCHNITZER STEEL INDUSTRIES, INC.

Segment Operating Income

Operating income for MRB increased $47 million during the quarter ended May 31, 2010, and increased $106 million during the nine months ended May 31, 2010, compared to the same periods in the prior year. These increases reflected improved world-wide demand for scrap and recycled metal, which led to higher average net selling prices that outpaced the increase in our raw material purchase and production costs, increased sales volumes, improvements in the available supply of raw materials and continued benefits from improved production operating efficiencies that together resulted in improved margins. Additionally, operating income for the first nine months ended May 31, 2010 increased compared to the prior year due to the recognition of a $29 million non-cash NRV inventory write-down and $4 million of production costs that could not be capitalized in inventory in the first nine months of fiscal 2009.

Included in operating income was an increase in SG&A expenses of $2 million for the three months ended May 31, 2010, compared to the same period in the prior year, primarily due to a $3 million increase in accrued compensation for the three months ended May 31, 2010, resulting from an increase in incentive compensation, including share-based compensation, due to improvements in financial performance. This increase was partially offset by $1 million in benefits recognized during the quarter from legal settlements and environmental cost reimbursements.

SG&A expenses decreased by $9 million for the nine months ended May 31, 2010 compared to the same period in the prior year, primarily due to $8 million in bad debt expense in the prior year, $4 million in current year benefits from legal settlements and environmental cost reimbursements and the recognition of a $4 million reduction in expense for the settlement of a dispute with a customer. This decrease was partially offset by a $5 million increase in accrued compensation for the nine months ended May 31, 2010, resulting from an increase in incentive compensation, including share-based compensation, due to improvements in financial performance.

Auto Parts Business

	Three Months Ended May 31,			Nine Months Ended May 31,
($ in thousands)	2010	2009	% Change	2010	2009	% Change
Revenues	$67,580	$36,050	87%	$177,643	$108,107	64%
Cost of goods sold	38,103	22,610	69%	104,665	85,360	23%
Selling, general and administrative expense	11,304	8,831	28%	31,518	27,257	16%

Segment operating income (loss)	$18,173	$4,609	294%	$41,460	$(4,510)	NM

Number of stores at period end	45	39	15%	45	39	15%

NM = Not Meaningful

Revenues

APB revenues increased $32 million, or 87%, during the quarter ended May 31, 2010, and increased $70 million, or 64%, during the nine months ended May 31, 2010, compared to the same periods in the prior year. In the third quarter, these improvements included a $15 million increase in scrap vehicle revenue, an $11 million increase in core revenue, and a $4 million increase in parts revenue, compared to the same period in the prior year. The improvements for the first nine months of fiscal 2010 were driven by a $30 million increase in scrap vehicle revenue, a $24 million increase in core revenue and a $12 million increase in parts revenue compared to the same period in the prior year. The increase in revenues was driven by improvements in commodity prices, an increase from 39 to 45 self-service store locations, increased sales of used auto parts attributable to benefits recognized from purchasing higher quality vehicles, including additional vehicles purchased pursuant to the Cash-For-Clunkers government stimulus program, and improved production operating efficiencies.

SCHNITZER STEEL INDUSTRIES, INC.

Segment Operating Income

Operating income for APB increased $14 million during the quarter ended May 31, 2010, and increased $46 million during the nine months ended May 31, 2010, compared to the same periods in the prior year. The improvement in operating income reflected the impact of higher sales prices and volumes for scrapped vehicles, cores and parts, which resulted primarily from increases in commodity prices, an increase from 39 to 45 self-service store locations, and improved operating efficiencies.

Included in operating income was an increase in SG&A expense of $2 million and $4 million for the three and nine months ended May 31, 2010, respectively, compared to the same periods in the prior year. The increase was primarily attributable to increases in accrued compensation of $1 million and $3 million for the three and nine months ended May 31, 2010, respectively, primarily resulting from an increase in incentive compensation, including share-based compensation, due to improvements in operating results over the same periods in the prior year. APB’s results of operations do not include operating results from discontinued operations. Refer to “Executive Overview of Quarterly Results - Business Combinations” above.

Steel Manufacturing Business

	Three Months Ended May 31,			Nine Months Ended May 31,
($ in thousands, except price)	2010	2009	% Change	2010	2009	change
Revenues (2)	$86,407	$46,822	85%	$210,631	$197,378	7%
Cost of goods sold	80,420	50,442	59%	210,945	235,460	(10%)
Selling, general and administrative expense	2,083	1,341	55%	5,471	4,560	20%

Segment operating income (loss)	$3,904	$(4,961)	NM	$(5,785)	$(42,642)	(86%)

Finished goods average sales price ($/ton) (1)	$635	$524	21%	$576	$664	(13%)
Finished steel products sold (tons, in thousands)	131	85	54%	328	266	23%

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.
(2)	Revenues include sales of semi-finished goods (billets) and finished steel products.

NM = Not Meaningful

Revenues

SMB revenues increased $40 million, or 85%, during the quarter ended May 31, 2010, and increased $13 million, or 7%, during the nine months ended May 31, 2010, compared to the same periods in the prior year. The increase in revenues for the third quarter reflected a 54% increase in tons of finished steel products sold and a 21% increase in average finished steel product selling prices. The increase in revenues during the nine months ended May 31, 2010 reflected a 23% increase in tons of finished steel products sold. The increase in sales volume in both the three and nine month periods ended May 31, 2010 and the increase in third quarter average selling prices reflected improved, but still weak, West Coast demand for finished steel products.

Segment Operating Income (Loss)

Operating income for SMB increased $9 million during the quarter ended May 31, 2010, and the operating loss decreased $37 million during the nine months ended May 31, 2010, compared to operating losses in the same periods in the prior year, primarily due to increased finished steel products sold in the three and nine months ended May 31, 2010, and the recognition of a $32 million non-cash NRV inventory write-down in the first quarter of fiscal 2009 and $3 million and $15 million of production costs that could not be capitalized in inventory in the third quarter and first nine months of fiscal 2009, respectively.

Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash resources and existing credit facilities.

Sources and Uses of Cash

We had cash balances of $32 million and $41 million at May 31, 2010 and August 31, 2009, respectively. Cash balances are intended to be used primarily for working capital and capital expenditures.

SCHNITZER STEEL INDUSTRIES, INC.

Net cash provided by operating activities for the nine months ended May 31, 2010 was $40 million, compared to net cash provided by operating activities of $241 million in the same period of the prior year. Sources of cash included an income tax refund of $41 million that was received in the second quarter of fiscal 2010, an increase of $15 million in accounts payable due to timing of payments and an increase in accrued income taxes of $13 million due to improved financial results. Uses of cash included a $133 million increase in inventory (excluding $35 million of inventory sold as a part of the divestiture of the full service auto parts operations) due to higher purchase costs and higher volumes of material on hand at period end and an increase in accounts receivable of $24 million due to timing of collections.

Net cash used in investing activities for the nine months ended May 31, 2010 was $35 million, compared to $143 million in the same period of the prior year. Net cash used in investing activities included $41 million paid for completed acquisitions and $35 million in capital expenditures to upgrade the Company’s equipment and infrastructure, partially offset by $41 million in proceeds from the sale of the full-service auto parts business and other assets.

Net cash used in financing activities for the nine months ended May 31, 2010 was $15 million, compared to net cash used in financing activities of $65 million in the same period of the prior year. Cash used in the period included an $11 million reduction in long-term debt.

Credit Facilities

Our short-term borrowings consist primarily of a one year, unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A that expires March 1, 2011. Interest rates on outstanding indebtedness under the unsecured line of credit are set by the bank at the time of borrowing. We had no borrowings outstanding under this credit line at May 31, 2010 and August 31, 2009.

We maintain a $450 million revolving credit facility that matures in July 2012, pursuant to an unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto. Interest rates on outstanding indebtedness under the agreement are based, at our option, on either the London Interbank Offered Rate (“LIBOR”) plus a spread of between 0.50% and 1.00%, with the amount of the spread based on a pricing grid tied to our leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.10% and 0.25% based on a pricing grid tied to our leverage ratio. As of May 31, 2010 and August 31, 2009, we had borrowings outstanding under the credit facility of $90 million and $100 million, respectively. The weighted average interest rate on amounts outstanding under this facility was 0.81% at May 31, 2010.

The two bank credit agreements contain various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of May 31, 2010, we were in compliance with all such covenants.

In addition, as of May 31, 2010 and August 31, 2009, we had $8 million of long-term indebtedness in the form of bonds maturing in January 2021.

Acquisitions

Acquisitions during the first nine months of fiscal 2010 totaled $41 million, compared to $96 million, which included deferred amounts payable of $3 million, in acquisitions for the same period in the prior year. During the first nine months of fiscal 2010, we continued to expand our presence in regions in which we operate and in new locations through the acquisition of value-creating businesses.

Capital Expenditures

Capital expenditures during the first nine months of fiscal 2010 were $35 million, compared to $51 million for the same period last year. During the third quarter of fiscal 2010, we continued our investment in general improvements at a number of our metals recycling facilities, including investments in technology to improve the recovery of nonferrous materials from the shredding process

SCHNITZER STEEL INDUSTRIES, INC.

and investments to further improve efficiency and increase capacity, increase worker safety and enhance environmental systems. We plan to invest $25 million to $40 million in capital improvement projects for the remainder of the fiscal year, of which $7 million is for environmental projects, including investments in storm water systems and in equipment to ensure ongoing compliance with air quality and other environmental regulations.

Share Repurchase Program

Pursuant to a share repurchase program authorized by our Board, we may repurchase up to 9.0 million shares of our Class A common stock when management deems such repurchases to be appropriate. Prior to fiscal 2010, we had repurchased approximately 5.1 million shares under the program. No share repurchases were made during the nine months ended May 31, 2010, thus leaving approximately 3.9 million shares available for repurchase under existing Board authorizations.

Future Liquidity and Commitments

We make contributions to a defined benefit pension plan, several defined contribution pension plans and several multiemployer pension plans. Contributions vary depending on the plan and are based on plan provisions, actuarial valuations and negotiated labor agreements. Recently, most defined benefit plans have experienced deterioration in their funded status due to the general decline in investment values. We expect to make contributions to our various defined benefit, defined contribution and multiemployer plans of approximately $2 million for the remainder of fiscal 2010. However, as a result of the deterioration in the funded status of the defined benefit pension plan we may be required or elect to make additional contributions in fiscal 2010. See Note 13 – Employee Benefits in the Notes to the Condensed Consolidated Financial Statements.

Accrued environmental liabilities as of May 31, 2010 were $42 million of which we expect to pay $3 million over the next 12 months.

We believe our current cash resources, internally generated funds, existing credit facilities and access to the capital markets will provide adequate financing for capital expenditures, acquisitions, working capital, stock repurchases, debt service requirements, post-retirement obligations and future environmental obligations for the next 12 months. However, volatile market conditions may result in the Company further utilizing its available credit lines and curtailing capital and operating expenditures, delaying or restricting acquisitions and share repurchases and reassessing working capital requirements. Should we determine, at any time, that we require additional sources of short-term liquidity, we will evaluate available alternatives and take appropriate steps to obtain sufficient additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained, or if obtained, would be adequate or on terms acceptable to the Company. However, we believe that our balance sheet at May 31, 2010 and the availability under our existing credit facilities should provide additional sources of liquidity if required.

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

Contractual Obligations

Long-term bank debt as reported in the contractual obligations table in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009 has decreased $10 million to $90 million as of May 31, 2010 due to decreased net borrowings under our credit agreements as described above under “Liquidity and Capital Resources.”

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

There were no triggering events during the third quarter of fiscal 2010 requiring a goodwill impairment test. We will continue to monitor our goodwill and indefinite-lived intangible and long-lived assets for possible future impairment.

Business Combinations

On September 1, 2009 we adopted the revised accounting standard for business combinations, which requires us to recognize the assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date, generally using a market-based income approach. Measuring assets and liabilities at fair value requires us to determine the price that would be paid by a third party market participant based on the highest and best use of the assets or interests acquired. In addition, following the adoption of this standard, acquisition costs are expensed as incurred.

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

In January 2010, an accounting standards update was issued to improve disclosure requirements related to fair value measurement. This update requires additional disclosures relating to significant transfers in and out of Levels 1 and 2 fair value measurements,

SCHNITZER STEEL INDUSTRIES, INC.

along with the reason for the transfer and separate presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. The update was effective for us in the third quarter of the fiscal year ending August 31, 2010, except for disclosures relating to Level 3 activity, which will be effective for the fiscal year ending August 31, 2012 and will be applied prospectively. See Note 11 - Derivative Financial Instruments and Fair Value Measurements.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

The information required hereunder is not materially different from the information set forth in Item 7a. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended August 31, 2009, filed with the SEC and is, therefore, not presented herein.

Additionally, see Note 11 - Derivative Financial Instruments and Fair Value Measurements.

Credit Risk

As of May 31, 2010, 32% of our trade accounts receivable balance was covered by letters of credit, compared to 49% as of August 31, 2009. Of the remaining balance as of May 31, 2010 and August 31, 2009, 90% and 85%, respectively, was less than 60 days past due.

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

IITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date: June 30, 2010	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
President and Chief Executive Officer

Date: June 30, 2010	By:	/s/ Richard D. Peach
Richard D. Peach
Sr. Vice President and Chief Financial Officer