Form 10-K
period 2010-08-31
SCHNITZER STEEL INDUSTRIES INC
filed 2010-10-21
CIK 912603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010

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

Yes [ x ]    No [    ]

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

Yes [    ]    No [ x ]

The aggregate market value of the registrant’s voting common stock outstanding held by non-affiliates on February 28, 2010 was $1,012,089,697.

The Registrant had 22,699,657 shares of Class A common stock, par value of $1.00 per share, and 4,720,760 shares of Class B common stock, par value of $1.00 per share, outstanding as of October 12, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the January 2011 Annual Meeting of Shareholders are incorporated herein by reference in Part III.

SCHNITZER STEEL INDUSTRIES, INC.

FORM 10-K

FORWARD-LOOKING STATEMENTS

Statements and information included in this Annual Report on Form 10-K by Schnitzer Steel Industries, Inc. (the “Company”) that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All references to “we,” “our,” “us” and “SSI” refer to the Company.

Forward-looking statements in this Annual Report on Form 10-K include statements regarding our expectations, intentions, beliefs and strategies regarding the future, including statements regarding trends, cyclicality and changes in the markets we sell into; strategic direction; changes to manufacturing processes; the cost of compliance with environmental and other laws; expected tax rates and deductions; the realization of deferred tax assets; planned capital expenditures; liquidity positions; ability to generate cash from continuing operations; the potential impact of adopting new accounting pronouncements; expected results, including pricing, sales volumes and profitability; obligations under our retirement plans; savings or additional costs from business realignment and cost containment programs; and the adequacy of accruals.

When used in this report, the words “believes,” “expects,” “anticipates,” “intends,” “assumes,” “estimates,” “evaluates,” “may,” “could,” “opinions,” “forecasts,” “future,” “forward,” “potential,” “probable,” and similar expressions are intended to identify forward-looking statements.

We may make other forward-looking statements from time to time, including in press releases and public conference calls. All forward-looking statements we make are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements, except as may be required by law. Our business is subject to a number of risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in Item 1A. Risk Factors of Part I of this Form 10-K. Other examples include volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; world economic conditions; world political conditions; our ability to match raw material intake and finished product output with demand; changes in federal and state income tax laws; government regulations and environmental matters; the impact of pending or new laws and regulations regarding imports into and exports from the United States and other countries; foreign currency fluctuations; competition; seasonality, including weather; energy supplies; freight rates and availability of transportation; loss of key personnel; the inability to obtain sufficient quantities of scrap metal to support current orders; purchase price estimates made during acquisitions; business integration issues relating to acquisitions of businesses; creditworthiness of and availability of credit to suppliers and customers; new accounting pronouncements; availability of capital resources; business disruptions resulting from installation or replacement of major capital assets; and the adverse impact of climate change, including as a result of treaties, legislation or regulations.

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  1

PART I

ITEM 1. BUSINESS

General

Founded in 1906, Schnitzer Steel Industries, Inc., an Oregon corporation, is one of the nation’s largest recyclers of ferrous and nonferrous scrap metal, a leading recycler of used and salvaged vehicles and a manufacturer of finished steel products. Our founding business practice is a commitment to sustainability – recycling metal to generate additional value while achieving profitable growth. The worldwide demand for scrap metal is driven by continued demand for new steel products, electric arc furnace steel mill technology which relies on scrap metal as its primary feedstock and, to a certain extent, the use by blast furnaces of scrap metal because it reduces energy costs, virgin materials use, water use and mining wastes.

Through our North American metals recycling business, we collect and recycle autobodies, rail cars, home appliances, industrial machinery, manufacturing scrap and construction demolition from bridges, buildings and other obsolete structures. With 43 operating facilities located in 14 states and Puerto Rico, we are uniquely positioned to efficiently collect scrap metal throughout North America and export product to where demand is greatest. Utilizing our seven deep water ports, we have the capability to export to customers around the world.

Our metals recycling business also benefits from synergies with our auto parts business. Our auto parts business, which has 45 retail locations, buys end-of-life vehicles, sells parts to retail customers and sells scrap metal to our metals recycling business depending upon location. In addition, our metals recycling business benefits from synergies with our steel manufacturing business by selling scrap metal to our steel mini-mill that produces finished steel products such as rebar, wire rod, coiled rebar, merchant bar and other specialty products using nearly 100% recycled metal.

We report the operations of these three businesses in three segments: the Metals Recycling Business (“MRB”), the Auto Parts Business (“APB”) and the Steel Manufacturing Business (“SMB”). See Note 20 – Segment Information in the notes to the consolidated financial statements in Part II, Item 8 of this report.

Metals Recycling Business

Business

MRB buys, collects, processes, recycles, sells and brokers ferrous scrap metal (containing iron) to foreign and domestic steel producers, including SMB, and nonferrous scrap metal (not containing iron) to both foreign and domestic markets. MRB processes mixed and large pieces of scrap metal into smaller pieces by sorting, shearing, shredding and torching, resulting in scrap metal pieces of a size, density and purity required by customers to meet their production needs. The manufacturing process includes physical separation of materials through manual and sophisticated mechanical processes into ferrous and nonferrous sub-classifications, each of which has a value and metal content of importance to different customers for their end product.

One of the most efficient ways to process and sort recycled scrap metal is through the use of shredding systems. Currently, each of MRB’s facilities in Everett, Massachusetts; Portland, Oregon; Oakland, California; and Tacoma, Washington has a mega-shredder capable of processing over 2,500 tons of scrap metal per day. MRB’s Johnston, Rhode Island facility operates a large shredder capable of processing up to 1,500 tons of scrap metal per day, MRB’s Salinas, Puerto Rico facility operates a shredder that can process up to 500 tons of scrap metal per day and the Kapolei, Hawaii; Anchorage, Alaska; and Concord, New Hampshire facilities each operate smaller shredders. Mega-shredders are designed to provide a denser product and, in conjunction with new separation equipment, a more refined and preferable form of ferrous scrap metal which can be more efficiently used by steel mills. The larger shredders are also able to accept more types of material, resulting in more efficient processing. Shredders can reduce autobodies, home appliances and other scrap metal into fist-size pieces of shredded recycled scrap metal. The shredded material is then carried by conveyor under magnetized drums that attract the recycled ferrous scrap metal and separate it from the nonferrous scrap metal and other residue found in the shredded material, resulting in a consistent and high quality shredded ferrous product. The remaining nonferrous scrap metal and residue then pass through a series of

2  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

additional mechanical and manual sorting systems designed to separate the nonferrous metal from the residue. The remaining nonferrous metal is then hand-sorted and graded before being sold or sold as a mixed product. MRB continues to invest in nonferrous metal separation technologies in order to maximize the recoverability of valuable nonferrous metal. MRB also purchases nonferrous metal directly from industrial vendors and other suppliers and bundles this metal to sell to customers.

Products

MRB sells both ferrous and nonferrous scrap metal. The primary product produced is ferrous scrap metal, which is a key feedstock used in the production of finished steel products. Ferrous scrap metal is categorized into plate and structural, or “bonus,” heavy melting steel (“HMS”) and shredded scrap. Our nonferrous products include aluminum, copper, stainless steel, nickel, brass, titanium, lead, high temperature alloys and joint products such as zorba (primarily mixed nonferrous material) and zurik (predominantly stainless steel).

Customers

MRB sells its products to steel mills and smelters located in the United States (“US”) and around the world and provides substantially all of the ferrous scrap metal required by SMB.

Presented below are MRB revenues by continent for the last three years ended August 31 (dollars in thousands):

	2010	% of Revenue	2009	% of Revenue	2008	% of Revenue
Asia	$1,228,022	67%	$981,127	70%	$1,437,850	53%
North America	503,651	28%	301,093	22%	917,485	34%
Europe	162,284	9%	176,754	13%	446,012	16%
Africa	85,813	5%	48,681	3%	261,503	9%
Sales to SMB	(155,310)	(9%)	(109,985)	(8%)	(328,412)	(12%)

Total revenues (net of intercompany)	$1,824,460	100%	$1,397,670	100%	$2,734,438	100%

In fiscal 2010, MRB generated revenues of $10 million or more from customers in 12 countries, including the United States, China, South Korea, Taiwan, Malaysia, Thailand, India, Turkey, Egypt, Greece, Indonesia and Japan. MRB generated revenues of $10 million or more from customers in 12 countries in fiscal 2009 and 14 countries in fiscal 2008. MRB had no external customers that accounted for 10% or more of consolidated revenues in fiscal 2010, 2009 or 2008.

MRB’s five largest external ferrous scrap metal customers accounted for 35%, 35% and 37% of recycled ferrous metal revenues in fiscal 2010, 2009 and 2008, respectively. Customer purchase volumes of ferrous scrap metal vary from year to year due to demand, competition, economic growth, infrastructure spending, relative currency values, availability of credit and other factors. Ferrous metal sales are generally denominated in US dollars, and almost all of the largest shipments of ferrous scrap metal to foreign customers are supported by letters of credit.

The table below sets forth, on a revenue and volume basis, the amount of recycled ferrous scrap metal sold by MRB to foreign and domestic customers during the last three fiscal years ended August 31:

	2010		2009		2008
	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)
Foreign	$1,188,490	3,122	$1,032,571	3,436	$1,935,084	3,655
SMB	155,310	458	109,985	335	328,412	737
Other domestic	214,864	651	106,752	418	327,300	805

Total	$1,558,664	4,231	$1,249,308	4,189	$2,590,796	5,197

(1)	Revenues stated in thousands of dollars.
(2)	Volume stated in thousands of long tons (one long ton = 2,240 pounds).

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  3

MRB also sells nonferrous scrap metal to foreign and domestic customers. MRB continues to grow its nonferrous volumes available for sale by extracting higher amounts of nonferrous products due to improvements in the extraction processes used to recover nonferrous metal from the shredding process and by expanding its nonferrous collection facilities.

The table below sets forth, on a revenue and volume basis, the amount of recycled nonferrous scrap metal sold by MRB to foreign and domestic customers during the last three fiscal years ended August 31:

	2010		2009		2008
	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)
Foreign	$288,472	351,821	$174,756	294,016	$239,765	260,798
Domestic	124,455	126,665	76,752	103,040	220,874	178,672

Total	$412,927	478,486	$251,508	397,056	$460,639	439,470

(1)	Revenues stated in thousands of dollars.
(2)	Volume stated in thousands of pounds.

Pricing

Domestic and foreign prices for ferrous scrap metal are generally based on prevailing market rates, which can differ by region and are subject to market cycles that are influenced by worldwide demand from steel and other metal producers and by the availability of materials that can be processed into saleable scrap metal, among other factors. Export recycled ferrous metal sales contracts generally provide for shipment within 30 to 90 days after the price is agreed to which, in most cases, includes freight. MRB responds to changing price levels by adjusting scrap metal purchase prices at its recycling facilities in order to manage the impact on its operating income. The spread between selling prices and the cost of purchased material is subject to a number of factors, including differences in the market conditions in the domestic regions where recycled metal is acquired and the areas in the world where the processed materials are sold, market volatility from the time the selling price is agreed with the customer until the time the raw material is purchased, and changes in the assumed costs of transportation to the buyer’s facility. We believe MRB generally benefits from rising recycled metal selling prices, which allow it to better maintain or expand both operating income and unprocessed metal flow into its facilities, and suffers when recycled metal selling prices decline, which tend to compress its operating margins.

Markets

In recent years, worldwide demand for finished steel products has been growing at a faster rate than the available supply of recycled ferrous metal, which is one of the primary raw materials used in manufacturing steel. During this time, the demand for finished steel has been growing most rapidly in developing countries in Asia and the Mediterranean, which currently do not possess an adequate supply of raw materials to produce steel. As a result of this demand, MRB’s ferrous exports have made up 74%, 82% and 70% of its total ferrous sales volume in fiscal 2010, 2009 and 2008, respectively. The Asian developing countries have also been the primary recipients of MRB’s nonferrous products with nonferrous exports making up 74%, 74% and 59% of its total nonferrous sales volumes in fiscal 2010, 2009 and 2008, respectively. Unlike the ferrous export market, China has been the largest destination for MRB’s nonferrous export sales.

Consolidation in the Scrap Metal Industry

The metals recycling industry has been consolidating over the last several years, primarily due to a high degree of fragmentation and the ability of large, well-capitalized processors to achieve competitive advantages by investing in capital improvements to improve efficiencies and lower processing costs. We believe that we are in a position to make reasonably priced acquisitions in the metals recycling industry as a result of our low levels of debt, historical ability to generate cash from operations and available borrowing capacity.

4  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

Distribution

MRB delivers recycled ferrous and nonferrous scrap metal to foreign customers by ship and to domestic customers by barge, rail and over the road transportation networks. Cost efficiencies are achieved by operating deep water terminal facilities at Everett, Massachusetts; Portland, Oregon; Oakland, California; Tacoma, Washington; and Providence, Rhode Island, all of which are owned except for the Providence, Rhode Island facility, which is operated under a long-term lease. We also have access to deep water terminal facilities at Kapolei, Hawaii and Salinas, Puerto Rico through public docks. These seven deep water terminals enable us to load large vessels capable of trans-oceanic shipments. Additionally, because we own most of the terminal facilities in which MRB operates, MRB is not normally subject to the same berthing delays often experienced by users of unaffiliated terminals. We believe that MRB’s loading costs are lower than they would be if it utilized third party terminal facilities. From time to time MRB may enter into contracts of affreightment, which guarantee the availability of ocean going vessels, in order to manage the risks associated with ship availability and freight costs.

Sources of Unprocessed Metal

The most common forms of purchased raw metal are obsolete machinery and equipment, such as automobiles, railroad cars, railroad tracks, home appliances and other consumer goods, waste metal from manufacturing operations and demolition metal from buildings and other obsolete structures. This metal is acquired from suppliers who unload at MRB’s facilities, from drop boxes at a diverse base of suppliers’ industrial sites and through negotiated purchases from other large suppliers, including railroads, industrial manufacturers, automobile salvage facilities, metal dealers, various government entities and individuals. The majority of MRB’s scrap metal collection and processing facilities receive raw metal via major railroad routes, waterways or major highways. Metal recycling facilities situated near unprocessed metal sellers and major transportation routes have the competitive advantage of reduced freight costs because of the significant cost of freight relative to the cost of metal. The locations of MRB’s West Coast facilities allow it to competitively purchase raw metal from the Northern California region, northwards up the West Coast to Western Canada and Alaska and to the east, including Idaho, Montana, Utah, Colorado and Nevada. The locations of the East Coast facilities provide access to sources of unprocessed metal in New York, Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, Vermont, Eastern Canada and, from time to time, the Midwest. In the Southeastern US, approximately half of MRB’s ferrous and nonferrous unprocessed metal volume is purchased from industrial companies, including domestic and international auto manufacturers, with the remaining volume being purchased from smaller dealers and individuals. These industrial companies provide MRB with metals that are by-products of their manufacturing processes. The supply of scrap metal from these manufacturers can fluctuate with the level of automotive and other manufacturing production in the region.

Backlog

As of October 13, 2010, MRB had a backlog of orders to sell $221 million of export ferrous metal compared to $73 million as of October 13, 2009. Additionally, as of September 30, 2010, MRB had a backlog of orders to sell $20 million of export nonferrous metal compared to $18 million as of September 30, 2009.

Competition

MRB faces stiff competition for both the purchase and sale of scrap metal. MRB competes domestically for the purchase of scrap metal with large, well-financed recyclers of scrap metal, steel mills that own scrap yards and smaller metal facilities and dealers. In general, the competitive factors impacting the purchase of scrap metal are the price offered by the purchaser and the proximity of the purchaser to the scrap metal source. MRB also competes with brokers who buy scrap metal on behalf of domestic and foreign steel mills.

MRB competes globally for the sale of processed recycled metal to finished steel producers. The predominant competitive factors that impact recycled metal sales are price (including shipping cost), reliability of service, product quality and availability of scrap metal and scrap metal substitutes.

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  5

We believe MRB’s ability to process substantial volumes of scrap metal products, state of the art equipment, number of locations, access to a variety of different modes of transportation, geographic dispersion and cross-divisional synergies provide its business with competitive advantages.

Auto Parts Business

Business and Products

APB procures used and salvaged vehicles and sells serviceable used auto parts from these vehicles through its 45 self-service auto parts stores which are located across the US and Western Canada. The remaining portions of the vehicles, primarily autobodies, cores (which include engines, transmissions, alternators and catalytic converters) and nonferrous materials, are sold to metal recyclers, including MRB where geographically feasible. APB completed the sale of its full-service used auto parts operation to LKQ Corporation in October 2009.

Customers

Self-service stores generally serve customers who are looking to obtain serviceable used auto parts at a competitive price. These customers remove the used auto parts from vehicles in inventory without the assistance of store employees. In addition, APB sells the cores to a variety of wholesale buyers and the scrap metal from end-of-life vehicles to MRB and third party recycling yards throughout the US and Western Canada.

We believe that APB has an enhanced competitive advantage through its various information technology systems, which are used to centrally manage and operate the geographically diverse network of stores; by applying a consistent approach to offering customers a large selection of vehicles from which to obtain parts; and by its efficient processing of autobodies. APB had no external customers that accounted for 10% or more of consolidated revenues in fiscal 2010, 2009 or 2008.

APB is dedicated to supplying low-cost used auto parts to its customers. In general, we believe that the sale prices of auto parts at APB’s self-service stores are significantly lower than those offered at full-service auto dismantlers, retail car parts stores and car dealerships. Each self-service store offers an extensive selection of vehicles (including domestic and foreign cars, vans and light trucks) from which consumers can remove parts. APB regularly rotates its vehicle inventory to provide its customers greater access to a continually changing parts inventory.

The table below sets forth APB revenues from domestic and foreign customers for the last three fiscal years ended August 31 (in thousands):

	2010	2009	2008
Domestic	$225,403	$144,346	$213,643
Foreign	15,830	8,861	14,439
Sales to MRB	(49,538)	(26,916)	(48,759)

Total revenues (net of intercompany)	$191,695	$126,291	$179,323

Fragmentation of the Auto Parts Industry

The auto parts industry is characterized by diverse and fragmented competition and is comprised of a large number of aftermarket and used auto parts suppliers of all sizes. These companies range from large, multinational corporations, which serve both original equipment manufacturers and the aftermarket on a worldwide basis, to small, local producers which supply only a few parts for a particular car model.

Distribution

APB sells used auto parts from each of its self-service retail stores. Upon arriving at a self-service store, a customer typically pays an admission charge and signs a liability waiver before entering the car lot. When a customer finds a desired part on a vehicle, the customer removes it and pays a pre-established price for the part.

The wholesale component of APB’s business consists of core and scrapped vehicle sales. Once the vehicle is removed from the customer area, cores are removed from the vehicle and consolidated at central facilities in California, Florida,

6  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

Texas and Calgary, Canada. From these facilities, the cores are sold to a variety of wholesale buyers through a competitive bidding process. Due to the larger quantities generated by this consolidation process, APB is able to obtain higher prices by focusing on larger wholesale customers that purchase in volume. After the core removal process is complete, the remaining autobody is crushed and sold as scrap metal in the wholesale market. The autobodies are sold on a price per ton basis, which is subject to fluctuations in the recycled ferrous metal markets. During fiscal 2010, 2009 and 2008, APB generated revenues of $50 million, $27 million and $49 million, respectively, from sales to MRB, making MRB the single largest customer of APB.

Marketing

APB has customized marketing initiatives that are unique to its self-service brand. The brand marketing plan focuses on the acquisition of private party vehicles and attracting auto parts customers into the stores. The marketing plan targets the local markets surrounding the stores and incorporates various strategies including the use of radio advertising to promote vehicle purchasing, regularly scheduled in-store promotions and other forms of product promotion. Each store has a customized marketing calendar designed for its market and the community it serves.

APB typically seeks to locate its facilities with convenient access to major streets and in major population centers. By operating at locations that are convenient and visible to the target customer, the stores seek to become the customer’s first stop in acquiring used auto parts.

Sources of Vehicles

APB obtains vehicles from five primary sources: private parties, tow companies, charities, auto auctions and city contracts. APB has a program to purchase vehicles from private parties called “Cash for Junk Cars,” which is advertised in local markets. Private parties call a toll-free number and receive a quote for their vehicle. The private party can either deliver the vehicle to one of APB’s retail locations or arrange for the vehicle to be picked up. APB also employs car buyers who travel to vendors and bid on vehicles. In fiscal 2010, APB’s ability to obtain additional and higher quality vehicles was temporarily enhanced through the government’s Cash-For-Clunkers stimulus program.

Competition

APB competes for the purchase of vehicles with other auto dismantlers, used car dealers, auto auctions and metal recyclers. APB competes for the sale of used auto parts with other self-service and full-service auto dismantlers as well as larger well-financed retail auto parts businesses.

Steel Manufacturing Business

Business

SMB operates a steel mini-mill in McMinnville, Oregon that produces a wide range of finished steel products using recycled metal and other raw materials. SMB purchases substantially all of its recycled metal from MRB at rates that approximate export market prices for shipments from the West Coast of the US.

Manufacturing

SMB’s melt shop includes an electric arc furnace (“EAF”), a ladle refining furnace, a five-strand continuous billet caster and has enhanced steel chemistry refining capabilities, permitting the mill to produce special alloy grades of steel not currently produced by other mills on the US West Coast. The melt shop produced 494 thousand, 401 thousand and 802 thousand tons of steel in the form of billets during fiscal 2010, 2009 and 2008, respectively. SMB continues to reinvest in its melt shop to improve efficiencies in the melting process.

SMB also operates two computerized rolling mills that allow for synchronized operations of the rolling mills and related equipment. Billets produced in SMB’s melt shop are reheated in two natural gas-fueled furnaces and are then hot-rolled through one of the two rolling mills to produce finished products. SMB has completed a number of improvement projects to both mills designed to increase both their operating efficiency and the types of products that can be competitively produced. SMB continues to monitor the market for new products and, through discussions with customers, identify additional opportunities to expand its product lines and sales.

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  7

SMB’s effective annual finished goods production capacity is approximately 800 thousand tons under current conditions.

Products

SMB produces semi-finished goods (billets) and finished goods consisting of rebar, coiled rebar, wire rod, merchant bar and other specialty products. Semi-finished goods are predominantly used for SMB’s finished products, but also have been produced for sale to other steel mills. Rebar is produced in either straight length steel bars or coils and used to increase the tensile strength of poured concrete. Coiled rebar is preferred by some manufacturers because it reduces the waste generated by cutting individual lengths to meet customer specifications and, therefore, improves yield. Wire rod is steel rod, delivered in coiled form, used by manufacturers to produce a variety of products such as chain link fencing, nails, wire and stucco netting. Merchant bar consists of round, flat, angle and square steel bars used by manufacturers to produce a wide variety of products, including gratings, steel floor and roof joists, safety walkways, ornamental furniture, stair railings and farm equipment. SMB is also certified to produce high quality rebar to support nuclear power plant construction.

The table below sets forth, on a revenue and volume basis, the sales of these products during the last three fiscal years ended August 31:

	2010		2009		2008
	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)
Rebar	$122,879	217,302	$129,750	226,796	$352,087	470,111
Wire rod	102,690	157,677	67,800	88,512	133,815	178,508
Coiled rebar	25,762	43,005	25,404	38,618	51,020	67,598
Merchant bar	19,381	25,432	22,221	27,181	49,324	59,565
Other products(3)	14,373	40,199	18,094	32,664	16,943	32,048

Total	$285,085	483,615	$263,269	413,771	$603,189	807,830

(1)	Revenues stated in thousands of dollars.
(2)	Volume stated in short tons (one short ton = 2,000 pounds).
(3)	Includes primarily sales of billets (semi-finished goods).

Customers

SMB’s customers are principally steel service centers, construction industry subcontractors, steel fabricators, wire drawers and major farm and wood products suppliers. During fiscal 2010, SMB sold its finished steel products to customers located primarily in the Western US and Canada and its billets to customers in Asia. Customers in California accounted for 34% of SMB’s revenue in fiscal 2010. SMB’s ten largest customers accounted for 54%, 47% and 36% of its revenues during fiscal 2010, 2009 and 2008, respectively. SMB had no external customers that accounted for 10% or more of consolidated revenues in fiscal 2010, 2009 or 2008.

The table below sets forth SMB revenues from domestic and foreign customers for the last three fiscal years ended August 31 (in thousands):

	2010	2009	2008
Domestic	$206,943	$226,675	$515,629
Foreign(1)	78,142	36,594	87,560

Total	$285,085	$263,269	$603,189

(1)	Includes sales to Canada of $56 million, $27 million and $52 million in fiscal 2010, 2009 and 2008, respectively.

8  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

Consolidation in the Steel Industry

While the pace of consolidation in the global steel industry has slowed due to the impact of the global economic crisis, we continue to see consolidation of smaller steel producers or fabricators. In addition, cross-border consolidation remains attractive due to the potential for achieving greater efficiency and economies of scale, particularly in response to the consolidation undertaken by raw material suppliers and consumers of steel products.

Distribution

SMB sells directly from its mini-mill in McMinnville, Oregon, its owned distribution center in El Monte, California (Los Angeles area) and a third party distribution center in Lathrop, California (Central California). Products are shipped from the mini-mill to the distribution centers primarily by rail. The distribution centers facilitate sales by maintaining an inventory of products close to major customers for just-in-time delivery. SMB communicates regularly with major customers to determine their anticipated needs and plans its rolling mill production schedule accordingly. Shipments to customers are made by common carrier, primarily truck or rail.

Recycled Metal Supply

We believe SMB operates the only mini-mill in the Western US that obtains substantially all of its recycled metal requirements from affiliated metal recycling operations. MRB is able to deliver a mix of recycled metal grades to achieve optimum efficiency in SMB’s melting operations. As the steel mill and various MRB facilities are located on railway routes, SMB benefits from the ability to ship by either rail or truck.

Energy Supply

SMB needs a significant amount of electricity to run its operations, primarily its EAF. SMB purchases electricity under a long-term contract with McMinnville Water & Light that expires in September 2011, which in turn relies on the Bonneville Power Administration. Electricity represented 4%, 3% and 3% of SMB’s cost of goods sold in fiscal 2010, 2009 and 2008, respectively.

SMB also needs a significant amount of natural gas to run its reheat furnaces, which are used to reheat billets prior to running them through the rolling mills. SMB meets this demand through a take-or-pay natural gas contract that expires on May 31, 2011 and obligates it to purchase minimum quantities of natural gas per day through October 2010, whether or not the amount is utilized. Natural gas represented 3%, 2% and 2% of SMB’s cost of goods sold in fiscal 2010, 2009 and 2008, respectively. See Note 14 – Derivative Financial Instruments and Fair Value Measurements in the notes to the consolidated financial statements in Part II, Item 8 of this report for further detail.

Backlog

SMB generally ships products within days after the receipt of purchase orders. As of September 30, 2010 SMB had a backlog of orders of $24 million, compared to $6 million as of September 30, 2009.

Competition

SMB’s primary domestic competitors for the sale of finished steel products include Nucor Corporation’s manufacturing facilities in Arizona, Utah and Washington, TAMCO Steel’s facility in California and Commercial Metals Company’s manufacturing facility in Arizona. In addition to domestic competition, SMB has historically competed with foreign steel producers, principally located in Asia, Canada, Mexico and Central and South America, primarily in shorter length rebar and certain wire rod grades. The principal competitive factors in SMB’s market are price, product availability, quality and service. In addition, demand and the resulting level of steel imports are impacted by general economic conditions and the value of the US dollar.

In 2002, the US Government imposed anti-dumping and countervailing duties against wire rod products from eight foreign countries. These duties remain in effect today, are periodically reviewed and do not have a set expiration date. In 2007, the International Trade Commission extended existing rebar anti-dumping duties of up to 233% on imports from seven nations through 2012.

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  9

Strategic Focus

Use of our Seven Deep Water Ports to Access Global Demand

We maintain deep water terminal facilities adjacent to our operating facilities in Everett, Massachusetts; Portland, Oregon; Oakland, California; Tacoma, Washington; and Providence, Rhode Island and also have access to deep water terminal facilities at Kapolei, Hawaii and Salinas, Puerto Rico through public docks. These seven deep water terminals enable us to load large vessels capable of trans-oceanic shipments, which allows us to ship product globally to wherever demand is highest. Cost efficiencies are achieved because we own the majority of these terminal facilities, as we are not normally subject to the same berthing delays often experienced by users of unaffiliated terminals.

Acquisitions and Divestitures

We continue to focus on growth through value-creating acquisitions and will pursue acquisition opportunities we believe will create shareholder value and generate long-term returns in excess of our cost of capital. With our historically strong balance sheet, cash flows from operations and available borrowing capacity, we believe we are in a position to continue to complete reasonably priced acquisitions fitting our long-term strategic plans.

During fiscal 2010, we spent $41 million to acquire six self-service used auto parts stores and a metals recycler. These acquisitions were as follows:

•

In October 2009, we acquired four self-service used auto parts stores located near our MRB export facility in Portland, Oregon. This acquisition represented our first used auto parts operations in the Pacific Northwest.

•	In January 2010, we acquired two self-service used auto parts stores, which increased to four the number of used auto parts facilities that we operate in the Dallas-Fort Worth Metroplex.
•	In April 2010, we acquired a metals recycler in Montana to provide an additional source of scrap metal for our Tacoma, Washington export facility.

In October 2009, we sold our full-service used auto parts operation, which had operated as part of the APB reporting segment, to LKQ Corporation. The full-service used auto parts operation is not included in APB’s results of operations in fiscal 2010, 2009 or 2008 because the results of this discontinued operation have been reclassified for all periods presented.

In fiscal 2009, we acquired the following:

•	In December 2008, we acquired a metals recycler in Washington to provide an additional source of scrap metal to MRB’s Tacoma, Washington export facility.
•

In February 2009, we acquired the leading metals recycler in Puerto Rico. This acquisition expanded our presence into a new region, increased our processing capability and provided new sources of scrap metal and access to international export facilities.

•

In February 2009, we acquired an additional 16.66% equity interest in an auto parts business located in California, and in April 2009, we acquired the remaining 8.34% minority equity interest in this business, thus increasing our equity ownership in this business to 100%. The acquired equity was previously consolidated into our financial statements because we maintained operating control over the entity.

•	In February 2009, we acquired a self-service used auto parts business with two locations in California, strengthening our presence in Northern California.
•	In March 2009, we acquired a metals recycler in Nevada, providing an additional source of scrap metal for MRB’s Oakland, California export facility.

In fiscal 2008, we acquired the following:

•	In September 2007, we acquired a mobile metals recycling business that provides additional sources of scrap metal to MRB’s Everett, Massachusetts facility.
•	In November 2007, we acquired two metals recycling businesses and in February 2008 we acquired one metals recycling business that expanded our presence in the Southeastern US.

10  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

•

In February 2008, we acquired the remaining 50% equity interest in an auto parts business located in Nevada in exchange for our 50% interest in the land and buildings owned by the business. The acquired business was previously consolidated into our financial statements because we maintained operating control over the entity.

•	In August 2008, we acquired a self-service used auto parts business with three locations in the Southern US.

Processing and Manufacturing Technology Improvements

We aim to be an efficient and competitive producer of both recycled metal and finished steel products in order to maximize the operating income for both operations. To meet this objective, we have historically focused on, and will continue to emphasize, the cost-effective purchasing and efficient processing of scrap metal.

During fiscal 2010, 2009 and 2008, we spent $64 million, $59 million and $84 million, respectively on capital improvements. These capital expenditures primarily reflect our significant investments in modern equipment to improve the efficiency and capabilities of our businesses and to further maximize our economies of scale. Our capital expenditures in fiscal 2010 included further investments in technology to improve the recovery of nonferrous materials from the shredding process and investments to further improve efficiency and increase capacity, increase worker safety and enhance environmental systems, including investments in storm water systems and in equipment to ensure ongoing compliance with air quality and other environmental regulations.

Capital projects in fiscal 2011 are expected to include continued investments in technology to improve the recovery of nonferrous materials from the shredding process, material handling and processing equipment, enhancements to our information technology infrastructure, improvements to our facilities’ environmental and safety infrastructure and normal equipment replacement and maintenance. We believe these investments will create or protect value for our shareholders.

Continued Improvements in Productivity and Focus on Cost Containment

We have continuous improvement programs that focus on increasing production from shredders, improving existing scrap metal recovery processes and ongoing performance initiatives throughout our operations. The objective of these programs is to identify areas in existing processes that may be inefficient or where current performance could be improved, and to recommend and implement solutions that may increase revenues or reduce costs by increasing output or recovery.

Environmental Matters

Impact of Legislation and Regulation

Compliance with environmental laws and regulations is a significant factor in our operations. Our businesses are subject to extensive local, state and federal environmental protection, health, safety and transportation laws and regulations relating to, among others:

•	The US Environmental Protection Agency (“EPA”);
•	Remediation under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”);
•	The discharge of materials and emissions into the air;
•	The prevention and remediation of soil and groundwater contamination;
•	The management and treatment of wastewater and storm water;
•	Global climate change;
•	The treatment, handling and/or disposal of solid waste and hazardous waste; and
•	The protection of our employees’ health and safety.

These environmental laws regulate, among other things, the release and discharge of hazardous materials into the air, water and ground; exposure to hazardous materials; and the identification, storage, treatment, handling and disposal of hazardous materials. Environmental legislation and regulations have changed rapidly in recent years, and it is likely that we will be subject to even more stringent environmental standards in the future.

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  11

Concern over climate change, including the impact of global warming, has led to significant US and international regulatory and legislative initiatives to limit greenhouse gas (“GHG”) emissions. In 2007 the US Supreme Court ruled that the EPA was authorized to regulate carbon dioxide under the US Clean Air Act. As a consequence, the EPA initiated a series of regulatory efforts aimed at addressing greenhouse gases as pollutants, including finding that GHG emissions endanger public health, implementing mandatory GHG emission reporting requirements, setting carbon emission standards for light-duty vehicles and promulgating a New Source Review/Title V “tailoring rule” setting emissions thresholds beyond which stationary sources will require permits. Legislation has also been proposed in the US Congress to address GHG emissions and global climate change, including “cap and trade” programs, and some form of federal climate change legislation or additional federal regulation is possible. In addition, we are required to annually report our GHG emissions to the State of Oregon Department of Environmental Quality, effective March 2010, and to the US EPA effective March 2011. A number of other states, including states in which we have operations and facilities, have considered, are considering or have already enacted legislation to develop information or address climate change and GHG emissions as well.

We have, in the past, been found not to be in compliance with certain environmental laws and regulations and have incurred liabilities, expenditures, fines and penalties associated with such violations. Our objective is to maintain compliance with applicable environmental regulations, and we believe that we are materially in compliance with currently applicable environmental regulations (see Note 12 – Commitments and Contingencies in the notes to the consolidated financial statements in Part II, Item 8 of this report). In fiscal 2010, capital expenditures related to ongoing environmental compliance were $13 million, and we expect to spend approximately $18 million on capital expenditures for ongoing environmental compliance in fiscal 2011.

Indirect Consequences of Future Legislation and Regulation

Increased regulation regarding climate change and GHG emissions could impose significant costs on our business and our customers and suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs in order to comply with regulations concerning and limitations imposed on climate change and GHG emissions. The potential costs of allowances, offsets or credits that may be part of “cap and trade” programs or similar future regulatory measures are still uncertain. Any adopted future climate change and GHG regulations could negatively impact our ability (and that of our customers and suppliers) to compete with companies situated in areas not subject to such limitations. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies in the metal recycling and steel manufacturing industries could harm our reputation and reduce customer demand for our products.

GHG legislation and regulation is also expected to have an effect on the price of electricity, especially when generated using carbon-based fuels. As such, demand for SMB’s steel products could increase as its costs of production become more competitive, since they are manufactured using an EAF, which uses less energy than the blast furnaces of some of our competitors. Since the electricity supply for SMB includes a significant element of hydro-generated production, SMB’s energy costs are less likely to be impacted than those of our competitors using electricity generated by carbon-based fuels. In addition, demand for scrap metal may increase as a result of mills with blast furnaces seeking to maximize the scrap metal component of raw material infeed, as melting scrap metal involves less energy than is required for melting iron ore.

Since the use of recycled iron and steel instead of iron ore to make new steel results in savings in the consumption of energy, virgin materials and water and reduces mining wastes, we believe our recycled metal products position us to be more competitive in the future for business from companies wishing to reduce their carbon footprint and impact on the environment. In addition, our electric arc furnaces generate fewer greenhouse gas emissions than the traditional blast furnaces.

Physical Impacts of Climate Change on Our Costs and Operations

There has been public discussion that climate change may be associated with extreme weather conditions such as rising sea levels and more intense hurricanes, thunderstorms, tornados and snow or ice storms. Extreme weather conditions

12  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

may increase our costs or cause damage to our facilities, and any damage resulting from extreme weather may not be fully insured. As many of our recycling facilities are located near deep water ports, significantly rising sea levels may disrupt our ability to receive scrap metal, process the scrap metal through our mega-shredders and ship product to our customers. Our MRB and APB operations can also be impacted by severe weather conditions. Periods of extended adverse weather conditions may inhibit our supply of scrap metal which could cause us to fail to meet our sales commitments. In addition, if temperature levels in the summer were to significantly increase for a sustained period in areas where our APB operations are located, this could result in less customer traffic, thus resulting in reduced admissions and parts sales.

Employees

As of September 30, 2010, we had 3,237 full-time employees, consisting of 1,491 employees at MRB, 1,178 employees at APB, 413 employees at SMB and 155 corporate administrative employees. Of these employees, 832 were covered by collective bargaining agreements. The SMB contract with the United Steelworkers of America, which covers 297 of these employees, was ratified in June 2008 and will expire on March 31, 2012. We believe that in general our labor relations are good.

Available Information

Our internet address is www.schnitzersteel.com. The content of our website is not incorporated by reference into this Annual Report on Form 10-K. We make all filings with the Securities and Exchange Commission (“SEC”) available on our website, free of charge, under the caption “Investors – SEC Filings.” Included in these filings are our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, which are available as soon as reasonably practicable after electronically filing with or furnishing such materials to the SEC pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934.

The public may read and copy any materials that are filed with the SEC at the SEC’s Public Reference Room located at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of reports on its website, www.sec.gov.

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  13

ITEM 1A. RISK FACTORS

Described below are risks, which are categorized as “Risk Factors Relating to Our Business,” “Risk Factors Relating to the Regulatory Environment” and “Risk Factors Relating to Our Employees,” that could have a material adverse effect on our results of operations and financial condition or could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report. See “Forward-Looking Statements” that precedes Part I of this report. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may in the future have a material adverse effect on our results of operations and financial condition.

Risk Factors Relating to Our Business

Potential costs related to the environmental cleanup of Portland Harbor may be material to our financial position and liquidity

We have been notified by the EPA under the CERCLA that we are a potentially responsible party (“PRP”) that owns or operates or formerly owned or operated sites adjacent to the Portland Harbor Superfund site (the “Site”). The precise nature and extent of any cleanup of the Site, the parties to be involved, the process to be followed for any cleanup and the allocation of the costs for any cleanup among responsible parties have not yet been determined. A group of PRPs is currently conducting a remedial investigation and feasibility study (“RI/FS”) to identify and characterize the contamination at the Site and develop alternative approaches to remediation of the contamination. A separate process to allocate the costs of the RI/FS and the ultimate remedy is also currently underway. The EPA has indicated that it expects to issue a record of decision that will discuss remedial alternatives for the Site sometime in 2012. Separately, the natural resource damages trustees for the Site are conducting a process to determine the amount of natural resource damages at the Site and identify the persons liable for such damages. It is currently unclear to what extent we will be liable for environmental costs or damages associated with the Site or for natural resource damage claims or third party contribution or damage claims with respect to the Site; however, given the size of the Site, the costs to date of the RI/FS and the nature of the conditions identified to date, the total cost of the investigations, remediation and natural resource damages claims are likely to be substantial. Significant cash outflows in the future related to the Site could reduce the amount of our borrowing capacity that could otherwise be used for investment in capital expenditures and acquisitions. Because there has not been a determination of the total investigation costs, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs, it is not presently possible to estimate the costs which we are likely to incur in connection with the Site, although such costs could be significant and material to our financial position, results of operations and cash flows. See Contingencies – Environmental in Note 12 – Commitments and Contingencies in the notes to the consolidated financial statements in Part II, Item 8 of this report.

Consolidation in the steel industry may reduce demand for our products

There has been a significant amount of consolidation in the steel industry in recent years that has included steel mills acquiring steel fabricators. This activity has been accelerated by the recent economic downturn where steel mills have acquired these customers to ensure demand for their products. If any of our significant customers were to be acquired by competing steel mills, this could reduce the demand for our products and force us to lower our prices, reducing our revenues, or to reduce production, which could increase our unit costs and have a material adverse effect on our financial condition and results of operations.

Significant decreases in scrap metal prices may adversely impact our operating results

The timing and magnitude of the cycles in the industries in which we operate are difficult to predict and are influenced by different economic conditions in domestic (where we typically acquire our raw materials) and foreign (where we typically sell a significant portion of our products) markets. Purchase prices for autobodies and scrap metal and selling prices for scrap and recycled metal are volatile and beyond our control. While we attempt to respond to changing recycled metal selling prices through adjustments to our metal purchase prices, our ability to do so is limited

14  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

by competitive and other market factors. A significant reduction in selling prices for recycled metal may adversely impact both our operating income and our ability to recover purchase costs from end customers.

Changes in the availability or price of raw materials could restrict our ability to meet our sales commitments

Our businesses require certain materials that are sourced from third party suppliers. Although our cross-divisional synergies allow us to be our own source for some raw materials, particularly with respect to scrap metal for SMB, we rely on other suppliers as well as industry supply conditions generally, which involves risks, including the possibility of shortages of raw materials, increases in raw material costs and reduced control over delivery schedules. Failure to obtain a steady supply of scrap material could both adversely impact our ability to meet sales commitments and reduce our operating margins. Failure to obtain an adequate supply of end-of-life vehicles could adversely impact our ability to attract customers and charge admission fees and reduce our parts sales. Failure to obtain raw materials such as alloys used in the steel-making process could adversely impact our ability to make steel to the specifications of our customers.

Uncertain economic conditions may cause customers to be unable to fulfill their contractual obligations

We enter into export ferrous sales contracts preceded by negotiations that include fixing price, quantity, shipping terms and other contractual elements. Upon finalization of these terms and satisfactory completion of other contractual contingencies, the customer typically opens a letter of credit to satisfy its obligation under the contract prior to our shipment of the cargo. Although not considered normal course of business, during uncertain economic conditions, we are at risk on consummating the transaction until successful completion of the letter of credit. As a result, customers may not be able to fulfill their contractual obligations in times of illiquid market conditions. As of August 31, 2010 and 2009, 43% and 49%, respectively, of our trade accounts receivable balance was covered by letters of credit.

Fluctuations in the value of the US dollar relative to other currencies may reduce the demand for our products

A significant portion of MRB’s revenues and operating income earned is generated from sales to foreign customers, including customers located in Asia, Africa and Europe. A strong US dollar would make our products more expensive for non-US customers, which could negatively impact export sales. A strong US dollar would also make imported metal products less expensive, resulting in an increase in imports of scrap metal, scrap substitutes and steel products into the US. As a result, our products, which are made in the US, may become more expensive relative to imported raw metal and steel products, which could have a material adverse effect on our financial condition and results of operations.

Increases in imports of foreign steel into the US may reduce domestic demand for our products

Economic expansion in China and other foreign countries has affected the availability and increased the price volatility of recycled metal and steel products. Expansions and contractions in these economies can significantly affect the price of commodities used and sold by our business, as well as the price of finished steel products. Additionally, in a number of foreign countries, such as China, steel producers are generally government-owned and may therefore make production decisions based on political or other factors that do not reflect market conditions. Disruptions in foreign markets from excess steel production may encourage importers to target the US with excess capacity at aggressive prices, and existing trade laws and regulations may be inadequate to prevent unfair trade practices, which could have a material adverse effect on our financial condition and results of operations. If foreign steel production significantly exceeds consumption in those countries, imports of steel products into the US could increase, resulting in lower volumes and selling prices for SMB’s steel products.

Reliance on third party shipping companies may restrict our ability to ship our products

MRB and SMB generally rely on third parties to handle and transport their raw materials to their production facilities and finished products to end users. Due to factors beyond our control, including changes in fuel prices, political events, governmental regulation of transportation, changes in market rates, carrier availability and disruptions in transportation infrastructure, our suppliers may be forced to increase their charges for transportation services or

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  15

otherwise reduce the availability of their vehicles or ships, and thus we may not be able to transport our products in a timely and cost-effective manner, which could have a material adverse effect on our financial condition and results of operations and may harm our reputation.

Equipment upgrades and equipment failures may lead to production curtailments or shutdowns

Our recycling and manufacturing processes depend upon critical pieces of equipment, including shredders and furnaces, which may be out of service occasionally for scheduled upgrades or maintenance. Our equipment is also subject to failure and the risk of catastrophic loss due to unanticipated events such as fires, accidents or violent weather conditions. As a result, we may experience interruptions in our processing and production capabilities, which could inhibit our ability to meet our sales commitments and thus have a material adverse effect on our financial condition and results of operations.

The cost and availability of electricity and natural gas are subject to volatile market conditions and may restrict our ability to manufacture our products

We rely on third parties for our supply of energy resources that are consumed in the manufacturing of our products. The prices for and availability of electricity, natural gas and other energy resources are subject to volatile market conditions which can be affected by weather conditions and political and economic factors that are beyond our control. Disruptions in the supply of energy resources could impair our ability to process and manufacture our products for our customers or result in increases in our energy costs, which could have a material adverse effect on our financial condition and results of operations.

Goodwill impairment charges may adversely affect our operating results

We test our goodwill balances for impairment on an annual basis and if events occur or circumstances change that would reduce the fair value of the reporting segment below the reporting segment’s carrying amount. In determining fair value, we use an income approach based on the present value of expected future cash flows utilizing a market-based weighted average cost of capital. Given that market prices of our reporting segments are not readily available, we make various estimates and assumptions in determining the estimated fair values of the reporting segments, including forecasts of future sales and operating costs, prices, capital expenditures, working capital requirements, discount rates, growth rates and general market conditions. Fair value determinations require considerable judgment and are sensitive to inherent uncertainties and changes in the factors described above. However, in light of current economic conditions, impairments to one or more of our reporting segments could occur in interim periods, whether or not connected to the annual goodwill impairment analysis. A sustained decline in the quoted market prices of our stock could denote a triggering event indicating that the fair value of goodwill may be impaired. At that time, additional testing would be performed to evaluate the recoverability of goodwill and assess the need for an impairment charge, which could have an adverse effect on our financial condition and results of operations.

Inability to integrate future acquisitions may adversely impact our operating results

We have completed a number of recent acquisitions and expect to continue making acquisitions of, and strategic alliances with, complementary businesses to enable us to enhance our customer base and grow our revenues. Execution of this strategy involves a number of risks, including:

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

Failure to successfully integrate acquisitions could have a material adverse effect on our financial condition and results of operations.

16  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

Potential limitations on our ability to access credit facilities may restrict our ability to operate

Although we believe we have adequate access to contractually committed borrowings, we could be adversely affected if our banks refused to honor their contract commitments or ceased lending. While we believe the lending institutions participating in our credit arrangements are financially capable, recent events in the global credit markets, including the failure, takeover or rescue by various government entities of major financial institutions, have created uncertainty of credit availability to an extent not experienced in recent decades. Failure to access our credit facilities could restrict our ability to fund operations or make strategic acquisitions.

Product liability claims may adversely impact our operating results

We could inadvertently acquire radioactive scrap metal that could potentially end up in mixed scrap metal shipped to consumers worldwide. Although we have invested in radiation detection equipment in certain of our locations to address this risk, failure to detect radioactive scrap metal remains a possibility. Even though we maintain insurance to address the risk of this failure in detection, there can be no assurance that the insurance coverage would be adequate or will continue to be available on acceptable terms. In addition, if we fail to meet contractual requirements for a product we may be subject to product warranty costs and claims. These costs are generally not insured and could both have a material adverse effect on our financial condition and results of operations and harm our reputation.

Increases in consumer fuel costs and decreases in the miles they drive may decrease demand for our auto parts

In times of rapid increases in crude oil and gasoline prices, motorists may reduce the amount of travel by automobile. As the economy slows, consumer confidence weakens and fuel costs become a more significant factor in buying decisions and discretionary driving. Over time, significantly reduced driving leads to fewer accidents and lower demand for replacement parts, which may impact APB’s parts sales.

Risk Factors Relating to the Regulatory Environment

Environmental regulations may cause us to incur significant compliance costs

Compliance with environmental laws and regulations is a significant factor in our business. We are subject to local, state and federal environmental laws and regulations in the US and other countries relating to, among other matters:

•	Waste disposal;
•	Air emissions;
•	Waste water and storm water management and treatment;
•	Soil and groundwater contamination remediation;
•	Global climate change;
•	The discharge, storage, handling and disposal of hazardous materials; and
•	Employee health and safety.

We are also required to obtain environmental permits from governmental authorities for certain operations. Violation of or failure to obtain permits or comply with these laws or regulations could result in our business being fined or otherwise sanctioned by regulators or becoming subject to litigation by private parties. Our operations use and generate hazardous substances. In addition, previous operations by others at facilities that we currently or formerly owned, operated or otherwise used may have caused contamination from hazardous substances. As a result, we are exposed to possible claims under environmental laws and regulations, especially for the remediation of waterways and soil or groundwater contamination. These laws can impose liability for the cleanup of hazardous substances even if the owner or operator was neither aware of nor responsible for the release of the hazardous substances. We have, in the past, been found not to be in compliance with certain of these laws and regulations, and have incurred liabilities, expenditures, fines and penalties associated with such violations. Although we believe that we are currently in material compliance with all applicable environmental laws and regulations, future environmental compliance costs may increase because of new laws and regulations and changing interpretations by regulatory authorities, uncertainty regarding adequate pollution control levels, the future costs of pollution control technology and issues related to global climate change. Environmental compliance costs and potential environmental liabilities could have a material adverse effect on our financial condition and results of operations.

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  17

Climate change may adversely impact our facilities and our ongoing operations

The potential physical impacts of climate change on our operations are highly uncertain, and will be particular to the geographic circumstances. These may include significant rising sea levels at our deep water port facilities, changing storm patterns and intensities, and changing temperature levels. As many of our recycling facilities are located near deep water ports, rising sea levels may disrupt our ability to receive scrap metal, process the scrap metal through our mega-shredders and to ship product to our customers. Our MRB and APB operations are also dependent upon weather conditions. Periods of extended adverse weather conditions may inhibit our supply of scrap metal which could cause us to fail to meet our sales commitments. In addition, if temperature levels in the summer were to significantly increase for a sustained period in areas where our APB operations are located, this could result in less customer traffic, thus resulting in reduced admissions and parts sales.

Our effective tax rate could increase if our earnings from operations in Puerto Rico are taxed at higher rates

We currently calculate the taxes on our earnings in Puerto Rico to include benefits from industrial tax exemptions available to companies doing business there. Should it be determined by Puerto Rican taxing authorities that we are not entitled to all or a portion of these exemptions, the taxes on our earnings from operations in Puerto Rico and our consolidated effective tax rate could increase, which would adversely impact our results of operations and financial position.

Compliance with existing and new greenhouse gas emission regulations may adversely impact our operating results

Increased regulation regarding climate change and GHG emissions could impose significant costs on our business and our customers and suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs in order to comply with regulations concerning and limitations imposed on climate change and GHG emissions. The potential costs of allowances, offsets or credits that may be part of “cap and trade” programs or similar future regulatory measures are still uncertain. Any adopted future climate change and GHG regulations could negatively impact our ability (and that of our customers and suppliers) to compete with companies situated in areas not subject to such limitations. Until the timing, scope and extent of any future regulation becomes known, we cannot predict the effect on our financial condition, operating performance or ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies in the metal recycling and steel manufacturing industries could harm our reputation and reduce customer demand for our products. See Environmental Matters in Part I, Item 1 of this report for further detail.

Governmental agencies may refuse to grant or renew our licenses and permits, thus restricting our ability to operate

We conduct certain of our operations subject to licenses, permits and approvals from state and local governments. Governmental agencies often resist the establishment of certain types of facilities in their communities, including auto parts facilities. In addition, from time to time, both the US and foreign governments impose regulations and restrictions on trade in the markets in which we operate. In some countries, governments can require us to apply for certificates or registration before allowing shipment of recycled metal to customers in those countries. There can be no assurance that future approvals, licenses and permits will be granted or that we will be able to maintain and renew the approvals, licenses and permits we currently hold. Failure to obtain these approvals could cause us to limit or discontinue operations in these locations or prevent us from developing or acquiring new facilities, which could have a material adverse effect on our financial condition and results of operations.

Risk Factors Relating to Our Employees

Reliance on employees subject to collective bargaining may restrict our ability to operate

Approximately 26% of our full-time employees are represented by unions under collective bargaining agreements. As these agreements expire, we may not be able to negotiate extensions or replacements of such agreements on acceptable terms. Any failure to reach an agreement with one of our unions may result in strikes, lockouts or other labor actions, including work slowdowns or stoppages, which could have a material adverse effect on our results of operations.

18  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

The underfunded status of our multiemployer pension plans may cause us to increase our contributions to the plans

As discussed in Note 15 – Employee Benefits in the notes to the consolidated financial statements in Part II, Item 8 of this report, we have been notified that the multiemployer plan benefiting union employees of SMB has an accumulated funding deficiency (i.e., a failure to satisfy the minimum funding requirements) for the current plan year and is therefore “in critical status.” Because the plan is in “critical status,” it is required to adopt a rehabilitation plan, which may involve contribution increases, benefit reductions or a combination of the two. At this time, we are not required to make surcharge payments as we are already signatory to an agreement that requires annual six percent contribution increases. Our withdrawal liability, which would be triggered if we were to withdraw or partially withdraw from the plan, was calculated by the plan actuary to be $28 million as of September 30, 2009. Because we have no current intention of withdrawing from the plan, we have not recognized a liability for this contingency. However, if such a liability were triggered it would have a material adverse effect on our results of operations and cash flows. Our contributions to this plan could also increase as a result of a diminished contribution base due to the insolvency or withdrawal of other employers who currently contribute to the plan, the inability or failure of withdrawing employers to pay their withdrawal liability or other funding deficiencies, as we would need to fund the retirement obligations of these employers.

Approximately 60% of our multiemployer pension plan contributions are made to the Western Independent Shops Pension Trust (the “WISP Trust”) for the benefit of union employees of SMB. In 2004, the Internal Revenue Service (“IRS”) approved a seven-year extension of the period over which the WISP Trust may amortize unfunded liabilities, conditioned upon maintenance of certain minimum funding levels. Based on the actuarial valuation for the WISP Trust as of October 1, 2009 (the latest available actuarial information), the funded percentage of the WISP Trust (based on the ratio of the market value of assets to the accumulated benefits liability (present value of accrued benefits)) was 65.4%, which is below the targeted funding ratio specified in the agreement with the IRS. As a result, the WISP Trust is in the process of seeking relief from the specified funding requirement from the IRS. If the WISP Trust cannot obtain relief, revocation by the IRS of the amortization extension retroactively to the 2002 plan year could occur and result in a material liability for our share of the resulting funding deficiency, the extent of which currently cannot be estimated.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are currently no unresolved issues with respect to any SEC staff written comments that were received 180 days or more before the end of fiscal 2010 that relate to our periodic or current reports under the Securities and Exchange Act of 1934.

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  19

ITEM 2. PROPERTIES

Our facilities and administrative offices by type, including their total acreage, were as follows as of August 31, 2010:

Division	No. of Facilities	Acreage
		Leased	Owned	Total
Corporate offices – Domestic	2	1	0	1
Metal Recycling Business:
Domestic:
Collection and processing	37	26	652	678
Collection	6	2	21	23
Inactive	5	0	24	24
Auto Parts Business:
Domestic(1)	42	563	108	671
Foreign(2)	3	46	0	46
Steel Manufacturing Business:
Domestic:
Steel mill and administrative offices	2	0	85	85
Inactive	2	2	51	53

Total company:
Domestic	96	594	941	1,535
Foreign(2)	3	46	0	46

Total	99	640	941	1,581

(1)	We jointly own 36 acres in California at three of our sites with minority interest partners.
(2)	Foreign facilities are located in Canada.

We consider all properties, both owned and leased, to be well-maintained, in good operating condition and suitable and adequate to carry on our business.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in various litigation matters that arise in the normal course of business involving normal and routine claims. Environmental compliance issues represent a significant portion of those claims. Management currently believes that the ultimate outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business. For additional information regarding litigation to which we are a party, which is incorporated into this item, see Note 12 – Commitments and Contingencies in the notes to the consolidated financial statements in Part II, Item 8 of this report.

ITEM 4. RESERVED

20  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol SCHN. There were 217 holders of record of Class A common stock on October 12, 2010. The stock has been trading since November 16, 1993. The following table sets forth the high and low prices reported at the close of trading on NASDAQ and the dividends paid per share for the periods indicated.

	Fiscal 2010
	High Price	Low Price	Dividends Per Share
First Quarter	$59.00	$41.59	$0.017
Second Quarter	$56.95	$40.03	$0.017
Third Quarter	$60.12	$43.46	$0.017
Fourth Quarter	$49.53	$37.00	$0.017

	Fiscal 2009
	High Price	Low Price	Dividends Per Share
First Quarter	$67.84	$16.45	$0.017
Second Quarter	$47.70	$22.52	$0.017
Third Quarter	$55.92	$23.35	$0.017
Fourth Quarter	$63.98	$44.75	$0.017

Our Class B common stock is not publicly traded. There were 12 holders of record of Class B common stock on October 12, 2010.

Issuer Purchases of Equity Securities

Pursuant to a share repurchase program as amended in 2001 and 2006, we were authorized to repurchase up to 6 million shares of our Class A common stock when management deems such repurchases to be appropriate. In November 2008, our Board of Directors approved an increase in the shares authorized for repurchase by 3 million, to 9 million. Prior to fiscal 2010, we had repurchased approximately 5.1 million shares of our Class A common stock under the program. In fiscal 2010, we repurchased a total of 412,994 shares of our Class A common stock under this program, leaving approximately 3.5 million shares available for repurchase under existing authorizations.

The share repurchase program does not require us to acquire any specific number of shares and we may suspend, extend or terminate the program at any time without prior notice and the program may be executed through open-market purchases, privately negotiated transactions or utilizing Rule 10b5-1 programs. We evaluate long- and short-range forecasts as well as anticipated sources and uses of cash before determining the course of action that would best enhance shareholder value.

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  21

During the fourth quarter of fiscal 2010, we repurchased 412,994 shares of our Class A common stock in open-market transactions at a cost of $17 million. The table below presents a summary of our share repurchases during the quarter ended August 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
June 1, 2010 – June 30, 2010	0	$0	0	3,864,290
July 1, 2010 – July 31, 2010	412,994	$41.53	412,994	3,451,296
August 1, 2010 – August 31, 2010	0	$0	0	3,451,296

Total Fourth Quarter	412,994	$41.53	412,994

Performance Graph

The following graph and related information compares cumulative total shareholder return on our Class A common stock for the five-year period from September 1, 2005 through August 31, 2010 with the cumulative total return for the same period of (i) the S&P 500 Index, (ii) the S&P Steel Index and (iii) the NASDAQ Composite Index. These comparisons assume an investment of $100 at the commencement of the period and that all dividends are reinvested. The stock performance outlined in the performance graph below is not necessarily indicative of our future performance, and we do not endorse any predictions as to future stock performance.

	Year ended August 31,
	2005	2006	2007	2008	2009	2010
Schnitzer Steel Industries	$100	$111	$205	$240	$190	$156
S&P 500	100	109	125	111	91	96
S&P Steel Index	100	172	238	239	142	146
NASDAQ	100	102	122	112	96	102

22  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

ITEM 6. SELECTED FINANCIAL DATA

	Year ended August 31,
	2010	2009	2008	2007	2006
STATEMENT OF OPERATIONS DATA:
(in thousands, except per share and dividend data)
Revenues	$2,301,240	$1,787,230	$3,516,950	$2,462,077	$1,767,832
Operating income (loss)	$125,897	$(51,124)	$403,235	$211,959	$174,093
Income (loss) from continuing operations	$84,508	$(27,149)	$254,653	$133,974	$145,147
Income (loss) from discontinued operations, net of tax(1)	$(13,832)	$(4,214)	$(613)	$1,015	$615
Net income (loss) attributable to SSI	$66,750	$(32,229)	$248,683	$131,334	$143,068
Income (loss) per share from continuing operations attributable to SSI (diluted)	$2.86	$(0.99)	$8.63	$4.29	$4.63
Net income (loss) per share attributable to SSI (diluted)	$2.37	$(1.14)	$8.61	$4.32	$4.65
Dividends declared per common share	$0.068	$0.068	$0.068	$0.068	$0.068

OTHER DATA:
Shipments (in thousands)(2):
Recycled ferrous metal (tons)(3)	4,231	4,189	5,197	5,504	4,561
Recycled nonferrous metal (pounds)	478,486	397,056	439,470	383,086	301,610
Finished steel products (tons)	444	381	776	710	703

Average net selling price(2,4):
Recycled ferrous metal (per ton)	$328	$264	$436	$267	$218
Recycled nonferrous metal (per pound)	$0.83	$0.61	$1.03	$1.02	$0.87
Finished steel products (per ton)	$587	$617	$728	$575	$528
Number of auto parts stores(1)	45	39	38	35	34
	August 31,
	2010	2009	2008	2007	2006
BALANCE SHEET DATA (in thousands):
Total assets	$1,343,418	$1,268,233	$1,554,853	$1,151,414	$1,044,724
Long-term debt and capital lease obligations, net of current maturities	$99,240	$110,414	$158,933	$124,079	$102,829

(1)

In fiscal 2010, the Company sold its full-service used auto parts operation, which had been operated as part of the Auto Parts Business reporting segment. The Company concluded that the divestiture met the definition of a discontinued operation. Accordingly, the results of this discontinued operation have been removed from continuing operations for all periods presented.

(2)	Tons for recycled ferrous metal are long tons (2,240 pounds) and for finished steel products are short tons (2,000 pounds).
(3)

In fiscal 2010 and 2009, the Schnitzer Global Exchange business accounted for no shipments. In fiscal 2008, 2007 and 2006 it accounted for shipments of recycled ferrous metal (in thousands) of 444 tons, 1,212 tons, and 1,272 tons, respectively.

(4)

In accordance with generally accepted accounting principles, the Company reports revenues that include amounts billed for freight to customers, however, average net selling prices are shown net of amounts billed for freight.

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  23

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a discussion of our operations for the three fiscal years ended August 31, 2010. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Part II, Item 8 of this report and the Selected Financial Data contained in Part II, Item 6 of this report.

Business

We operate in three reporting segments (MRB, APB and SMB) that collectively provide an end-of-life cycle solution for a variety of products through our integrated businesses. We use operating income (loss) to measure our segment performance. Corporate expense consists primarily of unallocated expense for management and administrative services that benefit all three reporting segments. As a result of this unallocated expense, the operating income (loss) of each reporting segment does not reflect the operating income (loss) the reporting segment would have as a stand-alone business. For further information regarding our reporting segments, including financial information about geographic areas, see Note 20 – Segment Information in the notes to the consolidated financial statements in Part II, Item 8 of this report.

MRB buys, collects, processes, recycles, sells and brokers ferrous scrap metal (containing iron) to foreign and domestic steel producers, including SMB, and nonferrous scrap metal (not containing iron) to both foreign and domestic markets. MRB processes mixed and large pieces of scrap metal into smaller pieces by sorting, shearing, shredding and torching, resulting in scrap metal pieces of a size, density and purity required by customers to meet their production needs.

APB procures used and salvaged vehicles and sells serviceable used auto parts from these vehicles through its self-service auto parts stores. The remaining portions of the vehicles, primarily autobodies, cores and nonferrous materials, are sold to metal recyclers, including MRB where geographically feasible.

SMB operates a steel mini-mill that produces a wide range of finished steel products. SMB purchases substantially all of its recycled metal from MRB at rates that approximate export market prices for shipments from the West Coast of the US and uses its mini-mill near Portland, Oregon to melt recycled metal and other raw materials to produce finished steel products. SMB also maintains mill depots in Central and Southern California.

Our results of operations depend in large part on the demand and prices for recycled metal in foreign and domestic markets and steel products in the Western US. Our deep water port facilities on both the East and West coasts of the US (in Everett, Massachusetts; Oakland, California; Portland, Oregon; Tacoma, Washington; and Providence, Rhode Island) and access to public deep water port facilities (in Kapolei, Hawaii and Salinas, Puerto Rico) allow us to meet the demand for recycled metal by steel manufacturers located in Europe, Asia, Central America and Africa. Our processing facilities in the Southeastern US also provide access to the automobile and steel manufacturing industries in that region.

Key economic factors and trends affecting the industries in which we operate

Our financial results largely depend on supply of raw materials in the US and demand for recycled metal in foreign and domestic markets and for steel products in the Western US. Fluctuating or volatile supply and demand conditions affect market prices for and volumes of recycled ferrous and nonferrous metal in global markets and for steel products in the Western US and can have a significant impact on the results of operations for all three reporting segments.

In fiscal 2010, we continued to experience the effects of the 2009 global economic crisis. The US economy began to show some signs of a gradual recovery through increased US steel mill utilization over the prior year and slightly improved availability of raw materials. Better economic conditions in overseas markets, particularly in Asia, led to a continuing strong demand for exports of ferrous and nonferrous recycled materials. However, the global economy was

24  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

still hampered by other factors, including the European sovereign debt crisis and the tightening of credit availability in China. Although our overall financial performance benefited from the gradually improving global economy, the still uncertain nature of the recovery and resulting market volatility led to variable quarterly results throughout fiscal 2010.

Strategic factors

As we continue to closely monitor the economic situation, we remain focused on our core strategies which we believe will meet our business objectives:

•	Use of our seven deep water ports to access customers directly around the world and to meet demand wherever it is greatest;
•	Growth through acquisitions in existing and new geographic regions that create value and generate returns in excess of our cost of capital;
•	Continued investment in and benefit from technologies and process improvements which increase the separation and recovery of recycled materials from our shredding process; and
•	Continued improvement in our productivity, focus on cost containment and optimization of the spreads between our selling prices and the cost of acquiring materials.

In fiscal 2010, we acquired from LKQ Corporation four self-service used auto parts stores which are located near MRB’s export facility in Portland, Oregon and two self-service used auto parts stores which increased our presence in the Dallas-Fort Worth Metroplex. We also acquired a metals recycler in Montana to provide an additional source of scrap metal for our Tacoma, Washington export facility and sold our full-service used auto parts operation to LKQ Corporation.

Executive Overview of Financial Results

In fiscal 2010, our operating results benefited from increased average selling prices due to continuing strong demand for scrap and recycled metal products and saw us return to profitability, with revenues growing by $514 million to $2.3 billion and net income attributable to SSI of $67 million compared to a loss of ($32) million in fiscal 2009. Diluted net income attributable to SSI was $2.37 per share for fiscal 2010 compared to a net loss of ($1.14) per share in fiscal 2009.

The following items summarize our consolidated financial performance for fiscal 2010:

•	Revenues of $2.3 billion, compared to $1.8 billion in the prior year;
•	Operating income of $126 million, compared to operating loss of ($51) million in the prior year;
•

Net income from continuing operations attributable to SSI of $81 million, or $2.86 per share (diluted), compared to a net loss from continuing operations attributable to SSI of ($28) million, or ($0.99) per share (diluted), in the prior year; and

•	Net income attributable to SSI of $67 million, or $2.37 per share (diluted), compared to a net loss attributable to SSI of ($32) million, or ($1.14) per share (diluted), in the prior year.

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  25

The following items summarize our consolidated cash flow and balance sheet information for fiscal 2010:

•	Net cash provided by operating activities of $90 million, compared to $288 million in the prior year;
•	Cash on hand of $30 million, compared to $41 million as of the prior year-end; and
•	Debt, net of cash, of $70 million, compared to $71 million as of the prior year-end (see the reconciliation of Debt, net of cash in Non-GAAP Financial Measures at the end of Item 7).

In fiscal 2010, our MRB segment generated revenues of $2.0 billion, a $472 million increase from fiscal 2009, which included a $309 million, or 25%, increase in ferrous revenues and a $161 million, or 64%, increase in nonferrous revenues. The increase in ferrous revenues was primarily driven by a 24% increase in average net selling price, resulting from strong demand in Asian markets and to a lesser extent improved domestic markets for scrap metal. The increase in nonferrous revenues was driven by a 36% increase in the average net selling price and a 21% increase in pounds sold due to higher demand and increased availability of raw materials. MRB had operating income of $118 million compared to $13 million in fiscal 2009.

In fiscal 2010, our APB segment set records for self-service revenues and operating income with revenues of $241 million and operating income of $51 million. The $88 million increase in revenues over the prior year was driven by a $37 million increase in scrap vehicle revenue and a $32 million increase in core revenue primarily due to higher sales volumes and selling prices, and a $15 million increase in parts revenues. APB had operating income of $51 million compared to $4 million in fiscal 2009.

In fiscal 2010, our SMB segment generated revenues of $285 million, a $22 million increase from fiscal 2009. The increase over prior year reflected an increase in sales volumes for finished steel products of 63 thousand tons, or 17%, to 444 thousand tons in fiscal 2010. However, the average net selling price decreased $30 per ton, or (5%), to $587 per ton in fiscal 2010. The increases in sales volume reflected improved, but still weak, demand for finished steel products in western North America. SMB had an operating loss of ($6) million compared to ($42) million in fiscal 2009.

Share Repurchases

During fiscal 2010, we repurchased 412,994 shares of Class A common stock, or approximately 2% of the total Class A and Class B shares outstanding, at a total cost of $17 million under the authority granted by our Board of Directors.

26  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

Results of Operations

	For the year ended August 31,
				% Increase/(Decrease)
($ in thousands)	2010	2009	2008	2010 vs 2009	2009 vs 2008
Revenues:
Metals Recycling Business	$1,979,770	$1,507,655	$3,062,850	31%	(51%)
Auto Parts Business	241,233	153,207	228,082	57%	(33%)
Steel Manufacturing Business	285,085	263,269	603,189	8%	(56%)
Intercompany revenue eliminations(1)	(204,848)	(136,901)	(377,171)	50%	(64%)

Total revenues	2,301,240	1,787,230	3,516,950	29%	(49%)

Cost of goods sold:
Metals Recycling Business	1,791,221	1,419,237	2,619,376	26%	(46%)
Auto Parts Business	147,511	112,887	137,866	31%	(18%)
Steel Manufacturing Business	284,258	299,311	522,200	(5%)	(43%)
Intercompany cost of goods sold eliminations(1)	(203,226)	(149,493)	(368,108)	36%	(59%)

Total cost of goods sold	2,019,764	1,681,942	2,911,334	20%	(42%)

Selling, general and administrative expense:
Metals Recycling Business	73,467	82,381	97,959	(11%)	(16%)
Auto Parts Business	42,426	36,719	43,895	16%	(16%)
Steel Manufacturing Business	6,689	5,958	8,689	12%	(31%)
Corporate(2)	36,223	38,352	63,990	(6%)	(40%)

Total SG&A expense	158,805	163,410	214,533	(3%)	(24%)

Environmental matters:
Metals Recycling Business	(291)	(5,846)	919	(95%)	NM
Auto Parts Business	200	37	(1,365)	441%	NM

Total environmental matters	(91)	(5,809)	(446)	(98%)	1202%

(Income) loss from joint ventures:
Metals Recycling Business	(3,076)	(669)	(12,277)	360%	(95%)
Change in intercompany (profit) loss elimination(3)	(59)	(520)	571	(89%)	NM

Total income from joint ventures	(3,135)	(1,189)	(11,706)	164%	(90%)

Operating income (loss):
Metals Recycling Business	118,449	12,552	356,873	844%	(96%)
Auto Parts Business	51,096	3,564	47,686	1334%	(93%)
Steel Manufacturing Business	(5,862)	(42,000)	72,300	(86%)	NM

Segment operating income (loss)	163,683	(25,884)	476,859	NM	NM
Corporate expense	(36,223)	(38,352)	(63,990)	(6%)	(40%)
Change in intercompany (profit) loss elimination(4)	(1,563)	13,112	(9,634)	NM	NM

Total operating income (loss)	$125,897	$(51,124)	$403,235	NM	NM

NM = Not Meaningful

(1)

MRB sells recycled ferrous metal to SMB at rates per ton that approximate West Coast export market prices. In addition, APB sells auto bodies to MRB. These intercompany revenues and cost of goods sold are eliminated in consolidation.

(2)

Corporate expense consists primarily of unallocated expenses for services that benefit all three business segments. As a consequence of this unallocated expense, the operating income of each segment does not reflect the operating income the segment would have as a stand-alone business.

(3)

The joint ventures sell recycled ferrous metal to MRB and then subsequentely to SMB at rates per ton that approximate West Coast export market prices. Consequently, these intercompany revenues produce intercompany operating income (loss), which is not recognized until the finished products are sold to third parties; therefore, intercompany profit is eliminated while the products remain in inventory.

(4)	Intercompany (profits) losses are not recognized until the finished products are sold to third parties, therefore intercompany profit is eliminated while the products remain in inventory.

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  27

Revenues

Fiscal 2010 compared with fiscal 2009

Consolidated revenues for fiscal 2010 increased $514 million, or 29%, to $2.3 billion. Revenues in fiscal 2010 increased for all reporting segments primarily due to continuing strong worldwide demand for scrap and recycled metal, which led to higher average net selling prices and sales volumes, and to a lesser extent increased Western US demand for finished steel products.

Fiscal 2009 compared with fiscal 2008

Consolidated revenues for fiscal 2009 decreased $1.7 billion, or 49%, to $1.8 billion. Revenues in fiscal 2009 decreased for all reporting segments primarily due to the worldwide economic crisis which reduced demand for scrap and recycled metal and finished steel products throughout the period. This reduced demand resulted in lower scrap and recycled metal and finished steel sales volumes and lower average selling prices.

Operating Income (Loss)

Fiscal 2010 compared with fiscal 2009

Consolidated operating income was $126 million for fiscal 2010 compared to a consolidated operating loss of ($51) million for fiscal 2009. As a percentage of consolidated revenues, consolidated operating income increased by 8.3 percentage points for fiscal 2010 compared to fiscal 2009. This improvement in consolidated operating income was primarily due to higher average net selling prices, which increased more than the average cost of raw materials, and increased availability of raw materials, which widened operating margins. The improvement in consolidated operating income also benefited from a decrease in consolidated selling, general and administrative (“SG&A”) expense of $5 million, to $159 million for fiscal 2010. The decrease included $9 million in higher bad debt expense recognized in the prior year, $6 million in current year benefits recognized from legal settlements, $6 million in environmental and legal cost reimbursements, including $3 million in the fourth quarter of fiscal 2010, and $6 million in reduced professional service fees. These decreases were partially offset by an $18 million increase in incentive compensation due to improvements in financial performance and the reinstatement of employer contributions to our defined contribution plans effective April 2010, and by $2 million of increased expense related to the amortization of intangibles.

Fiscal 2009 compared with fiscal 2008

Consolidated operating loss was ($51) million for fiscal 2009 compared to a consolidated operating income of $403 million for fiscal 2008. As a percentage of consolidated revenues, consolidated operating income decreased by 14.3 percentage points for fiscal 2009 compared to fiscal 2008. Weaker year-over-year demand and the impact of declines in selling prices, which outpaced the decline in purchase prices, resulted in the reduction in operating income that included a non-cash net realizable value (“NRV”) inventory write down of $52 million in fiscal 2009. This decrease in consolidated operating income (loss) was partially offset by a $4 million release of environmental reserves and a $3 million gain recognized in fiscal 2009, primarily related to resolution of the Hylebos Waterway litigation. Additionally, decreases in consolidated cost of goods sold and consolidated SG&A expense were due to our implementation of cost containment measures that included a decrease in headcount of 8%, the suspension of employer contributions to our defined contribution plans effective in March 2009 and other non-labor cost reductions for fiscal 2009. Consolidated SG&A expense decreased $51 million to $163 million for fiscal 2009 compared to $214 million for fiscal 2008 primarily due to decreased compensation-related expenses of $49 million, and reduced expenses of $7 million resulting from cost containment measures and other non-compensation related costs including professional and outside services expense. The reduction in compensation-related expenses was primarily due to a decrease in annual incentive and share-based compensation expense resulting from operating losses incurred and a $5 million benefit arising from nondeductible executive incentive compensation that was awarded and included as nondeductible officers’ compensation for fiscal 2008 but was voluntarily and irrevocably declined in fiscal 2009. The decline in professional services expense was primarily the result of reduced consulting fees in fiscal 2009. Also included in the consolidated operating loss for fiscal 2009 was a $2 million gain related to a settlement agreement

28  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

to resolve disputes that had arisen from the separation and termination agreement relating to the dissolution of our joint venture with Hugo Neu in September 2005. These reductions were partially offset by a $5 million increase in bad debt expense for fiscal 2009 compared to the prior year resulting from bankruptcies and adverse financial conditions experienced by certain of our customers, which affected their ability to satisfy their obligations.

Interest Expense

Interest expense was $2 million, $3 million and $9 million for fiscal 2010, 2009 and 2008, respectively. The decrease from fiscal 2009 to fiscal 2010 is the result of lower average interest rates and lower outstanding debt. For more information about our outstanding debt balances, see Note 11 – Long-Term Debt and Capital Lease Obligations in the notes to the consolidated financial statements in Part II, Item 8 of this report.

Other Income, Net, Excluding Interest Expense

Other income, net, excluding interest expense was $2 million, $7 million and $3 million for fiscal 2010, 2009 and 2008, respectively. Other income decreased by $5 million in fiscal 2010 compared to the prior year because fiscal 2009 included a pre-tax gain of $5 million from a settlement agreement relating to the dissolution of our joint venture with Hugo Neu in September 2005.

Income Tax Expense

Fiscal 2010 compared with fiscal 2009

Our effective tax rate for fiscal 2010 was 32.6% (provision on income) compared to (42.3%) (benefit on a loss) for fiscal 2009. The level of the decrease in the effective rate primarily reflects the impact of tax credits on lower taxable income (loss) in fiscal 2009 compared with fiscal 2010, a lower state tax rate in fiscal 2010 resulting from the reduction in the reserve for unrecognized tax benefits and a more favorable manufacturing deduction in fiscal 2010 which included the restoration of a previously disallowed deduction due to a newly enacted law. Fiscal 2009 also included a reduction in the reserve for unrecognized tax benefits, which increased the effective rate benefit on the loss.

Fiscal 2009 compared with fiscal 2008

Our effective tax rate for fiscal 2009 was (42.3%) (benefit on a loss) compared to 35.9% (provision on income) for fiscal 2008. The increase in the effective rate primarily reflects our net loss in fiscal 2009, the contingent state tax liabilities that were reduced because a settlement was negotiated with one state and the statute of limitations expired in two other states and the non-taxable income caused by the reversal of $5 million of nondeductible executive incentive compensation expense that was treated as nondeductible in fiscal 2008, and which was voluntarily and irrevocably declined in fiscal 2009.

Financial results by reporting segment

We operate our business across three reporting segments: MRB, APB and SMB. Additional financial information relating to these reporting segments is contained in Note 20 – Segment Information in the notes to the consolidated financial statements in Part II, Item 8 of this report.

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  29

Metals Recycling Business

	For the Year Ended August 31,
				% Increase/(Decrease)
($ in thousands, except for prices)	2010	2009	2008	2010 vs 2009	2009 vs 2008
Ferrous revenues	$1,558,664	$1,249,308	$2,590,796	25%	(52%)
Nonferrous revenues	412,927	251,508	460,639	64%	(45%)
Other	8,179	6,839	11,415	20%	(40%)

Total segment revenues	1,979,770	1,507,655	3,062,850	31%	(51%)
Cost of goods sold	1,791,221	1,419,237	2,619,376	26%	(46%)
Selling, general and administrative expense	73,467	82,381	97,959	(11%)	(16%)
Environmental matters	(291)	(5,846)	919	(95%)	NM
(Income) from joint ventures	(3,076)	(669)	(12,277)	360%	(95%)

Segment operating income	$118,449	$12,552	$356,873	844%	(96%)

Average ferrous recycled metal sales prices ($/LT):(1)
Steel Manufacturing Business(2)	$339	$328	$446	3%	(26%)
Other domestic	$311	$232	$388	34%	(40%)
Foreign	$330	$262	$445	26%	(41%)
Average	$328	$264	$436	24%	(39%)
Ferrous sales volume (LT, in thousands):
Steel Manufacturing Business	458	335	737	37%	(55%)
Other domestic	651	418	805	56%	(48%)

Total domestic	1,109	753	1,542	47%	(51%)
Foreign	3,122	3,436	3,655	(9%)	(6%)

Total ferrous sales volume (LT, in thousands)	4,231	4,189	5,197	1%	(19%)

Average nonferrous sales price ($/pound)(1)	$0.83	$0.61	$1.03	36%	(41%)
Nonferrous sales volumes (pounds, in thousands)	478,486	397,056	439,470	21%	(10%)
Outbound freight included in cost of goods sold (in thousands)	$187,454	$150,775	$332,777	24%	(55%)

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.
(2)

The fiscal 2009 average ferrous recycled metal sales price to SMB was significantly higher than the average foreign sales price because when compared to foreign customers, sales to SMB were greater in volume during the first quarter of the year, when sales prices were higher, then in the latter three quarters.

LT = Long Ton, which is 2,240 pounds

NM = Not Meaningful

30  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

Fiscal 2010 compared with fiscal 2009

Revenues

MRB revenues increased $472 million, or 31%, to $2.0 billion for fiscal 2010. This increase was primarily attributable to higher ferrous average net selling prices and higher nonferrous sales volumes, caused by increased demand for and availability of scrap metal.

Ferrous revenues increased $309 million, or 25%, to $1.6 billion for fiscal 2010. The increase in ferrous revenues was primarily driven by higher average net selling prices. We experienced increasing prices during the year as the average net ferrous selling price increased $64 per long ton, or 24%, compared to the prior year due to strong demand in Asian markets and to a lesser extent improved demand in domestic markets, which provided support to both domestic and foreign selling prices.

Nonferrous revenues increased $161 million, or 64%, to $413 million for fiscal 2010. The increase in nonferrous revenues was driven by increases in both the average nonferrous net selling price and sales volumes. The average net selling price increased $0.22, or 36%, to $0.83 per pound during fiscal 2010 primarily due to stronger demand. In addition, nonferrous volumes sold increased 81 million pounds, or 21%, to 478 million pounds for fiscal 2010, caused by increased recovery of nonferrous materials from the shredding process, more nonferrous collection activity and higher demand due to stronger global market conditions.

Segment Operating Income

Operating income for MRB was $118 million, or 6.0% of revenues for fiscal 2010 compared to $13 million, or 0.8%, of revenues for fiscal 2009. The increase in operating income reflects the impact of improved worldwide demand for scrap and recycled metal, which led to higher average net selling prices that increased more than the average cost of raw materials, increased availability of raw materials and continued benefits from improved production operating efficiencies. In addition, income from joint ventures increased by $2 million over the prior year primarily due to the stronger demand for scrap metal.

Included in fiscal 2010 operating income for MRB was a decrease in SG&A expense of $9 million compared to the prior year, primarily due to a reduction of $8 million in bad debt expense, $6 million in current year benefits from legal settlements and $3 million in environmental cost reimbursements. Offsetting these decreases were a $7 million increase in incentive compensation due to improvements in financial performance and a $1 million increase in expense related to the amortization of intangibles.

Fiscal 2009 compared with fiscal 2008

Revenues

MRB revenues decreased $1.6 billion, or 51%, to $1.5 billion for fiscal 2009. This decrease was primarily attributable to lower average net selling prices and lower sales volumes, caused by lower demand and reduced availability of raw materials due to weaker global market conditions in fiscal 2009.

Ferrous revenues decreased $1.4 billion, or 52%, to $1.2 billion for fiscal 2009. This decrease was driven by reductions in both ferrous sales volumes and average net selling prices. Ferrous sales volumes decreased 1.0 million tons, or 19%, to 4.2 million tons in fiscal 2009. Ferrous foreign sales volumes decreased 219 thousand tons, or 6%, to 3.4 million tons for fiscal 2009 due to a reduction in trading volumes. Ferrous domestic sales volumes decreased 789 thousand tons, or 51%, to 753 thousand tons in fiscal 2009. These decreases in volume were primarily due to a combination of lower demand and reduced availability of raw materials. We also experienced declining prices during the year as the average net ferrous selling price decreased $172 per long ton, or 39%, compared to the prior year due to lower demand and weaker global market conditions.

Nonferrous revenues decreased $209 million, or 45%, to $252 million for fiscal 2009. This decrease was primarily driven by a decrease in both the average nonferrous net selling price and sales volumes, caused by lower demand and weaker global market conditions. The average net selling price decreased $0.42 per pound, or 41%, to $0.61 per

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  31

pound during fiscal 2009 primarily due to weaker demand. In addition, due to a combination of lower demand and reduced availability, nonferrous pounds shipped decreased 42 million pounds, or 10%, to 397 million pounds for fiscal 2009.

Segment Operating Income

Operating income for MRB was $13 million, or 0.8% of revenues for fiscal 2009 compared to $357 million, or 11.7% of revenues for fiscal 2008. The decrease in operating income reflects the impact of the lower net selling prices for ferrous and nonferrous metal, which declined more than the costs of raw materials and freight, and decreased processed ferrous and nonferrous volumes that resulted in a non-cash NRV inventory write down of $29 million in fiscal 2009. In addition, income from joint ventures decreased by $12 million, or 95% over the prior year primarily due to the weaker demand for scrap metal.

Weaker year-over-year demand and the impact of declines in selling prices, which outpaced the decline in purchase prices, combined with a number of customer renegotiations, deferrals, and cancellations during the first quarter of fiscal 2009, resulted in the reduction in operating income. Offsetting the decreases in average selling prices and volume was a $16 million decrease in MRB’s SG&A expense compared to the prior year, primarily due to $12 million of lower compensation-related expenses, including annual incentive compensation expense, resulting from our weaker financial and operating performance and decreased headcount, a $5 million decrease in professional and outside services, and a $4 million decrease in share-based compensation expense, partially offset by an increase in bad debt of $4 million and a $3 million increase in legal reserves due to ongoing trade disputes. Also included in the operating income loss was a $4 million release of environmental reserves and a $3 million gain recognized in the first quarter of fiscal 2009, primarily related to the resolution of the Hylebos Waterway litigation.

Outlook

MRB’s results are dependent upon the worldwide demand for scrap metal which is used in the production of steel products, and on the available supply and cost of raw materials which are sourced in the United States. Despite the depressed worldwide economic conditions that continue to inhibit production by industrial producers of steel, we believe that the long-term fundamentals supporting the demand for recycled metals remain positive. As the market prices for scrap metal are subject to short-term movements caused by changes in economic conditions, we are not able to provide guidance for market prices of scrap metal; however we expect volumes to be above those seen in fiscal 2010.

Auto Parts Business

	For the Year Ended August 31,
				% Increase/(Decrease)
($ in thousands)	2010	2009	2008	2010 vs 2009	2009 vs 2008
Revenues	$241,233	$153,207	$228,082	57%	(33%)
Cost of goods sold	147,511	112,887	137,866	31%	(18%)
Selling, general and administrative expense	42,426	36,719	43,895	16%	(16%)
Environmental matters	200	37	(1,365)	441%	NM

Segment operating income	$51,096	$3,564	$47,686	1334%	(93%)

Number of stores at period end	45	39	38	15%	3%
Cars purchased (in thousands)	329	258	311	28%	(17%)

NM = Not Meaningful

Fiscal 2010 compared with fiscal 2009

Revenues

APB’s record self-service revenues of $241 million in fiscal 2010 represented an $88 million, or 57%, increase over fiscal 2009. The increase in revenues included a $37 million increase in scrap vehicle revenue, a $32 million increase

32  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

in core revenue and a $15 million increase in parts revenue compared to fiscal 2009. These record revenues were driven by an increase from 39 to 45 self-service store locations, improved production operating efficiencies, improvements in commodity prices, increased sales of used auto parts attributable to benefits recognized from purchasing higher quality vehicles and increased volumes of purchases of scrapped vehicles including additional vehicles purchased pursuant to the Cash-For-Clunkers government stimulus program.

Segment Operating Income

Operating income for APB was $51 million, or 21% of revenues, for fiscal 2010 compared to $4 million, or 2% of revenues, for fiscal 2009. The increase in operating income for fiscal 2010 reflected the impact of higher selling prices and volumes for scrapped vehicles, cores and parts, which resulted primarily from increases in commodity prices, an increase from 39 to 45 self-service store locations and improved production operating efficiencies.

Included in operating income was an increase in SG&A expense of $6 million for fiscal 2010, primarily due to a $4 million increase in compensation expenses, including increases in share-based and incentive compensation, due to improvements in operating results over the prior year and a $1 million increase in expense related to the amortization of intangibles.

APB’s results of operations do not include operating results from discontinued operations. See Note 7 – Business Combinations in the notes to the consolidated financial statements in Part II, Item 8 of this report.

Fiscal 2009 compared with fiscal 2008

Revenues

APB revenues decreased $75 million, or 33%, to $153 million for fiscal 2009, driven by reduced sales volumes and lower average selling prices for scrapped vehicles and cores resulting from the impact of the economic downturn. This included a $46 million decrease in scrap vehicle revenue due to a $126 decrease in the average selling price for scrapped vehicles and a decrease of 49 thousand tons, or 13%, in volumes shipped. Core revenue decreased $31 million over the prior year, primarily due to a $101 decrease in the average selling price per core. Partially offsetting these decreases was parts revenue that increased $2 million over the prior year.

Segment Operating Income

Operating income for APB was $4 million, or 2% of revenues, for fiscal 2009 compared to $48 million, or 21% of revenues, for fiscal 2008. The decrease in operating income for fiscal 2009 reflects the impact of lower sales volumes and prices for scrapped vehicles and cores, and the impact of inventory costs not falling as rapidly as selling prices. Included in the operating income were reductions in SG&A expense of $7 million for fiscal 2009, due to $4 million in lower compensation-related expenses, including incentive compensation, and reduced expenses resulting from cost containment measures which reduced headcount and other non-compensation related costs compared to the same periods in the prior year.

Outlook

APB’s results are dependent upon both the supply and cost of end-of-life vehicles as well as the market prices of ferrous and nonferrous scrap metals, which are in turn a function of overall global economic conditions. As average ferrous and nonferrous selling prices increased in fiscal 2010 compared to fiscal 2009 due to improved worldwide demand for these metals, APB was able to raise its purchase prices of vehicles and still maintain its margins, which contributed to a record year in terms of revenue and operating income. Given current price levels, APB expects volumes in fiscal 2011 to be slightly above those seen in fiscal 2010, with volumes from new stores acquired in fiscal 2010 likely offsetting the one-time benefits of the government’s Cash-For-Clunkers program.

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  33

Steel Manufacturing Business

	For the Year Ended August 31,
				% Increase/(Decrease)
($ in thousands, except price)	2010	2009	2008	2010 vs 2009	2009 vs 2008
Revenues(1)	$285,085	$263,269	$603,189	8%	(56%)
Cost of goods sold	284,258	299,311	522,200	(5%)	(43%)
Selling, general and administrative expense	6,689	5,958	8,689	12%	(31%)

Segment operating income (loss)	$(5,862)	$(42,000)	$72,300	(86%)	NM

Finished goods average sales price ($/ton)(2)	$587	$617	$728	(5%)	(15%)
Finished steel products sold (tons, in thousands)	444	381	776	17%	(51%)
Rolling mill utilization	58%	46%	99%	26%	(54%)

(1)	Revenues include sales of semi-finished goods (billets) and finished steel products.
(2)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

NM = Not Meaningful

Fiscal 2010 compared with fiscal 2009

Revenues

SMB revenues increased $22 million, or 8%, to $285 million for fiscal 2010 as a result of higher sales volumes. Finished goods sales volumes increased 63 thousand tons, or 17%, to 444 thousand tons in fiscal 2010. The increase in volume was partially offset by a $30 per ton, or (5%), decrease in the finished goods average sales price to $587 per ton for fiscal 2010. The increase in sales volumes and the decrease in averages sales prices reflected global market conditions as well as improved, but still weak, Western US demand for finished steel products.

Segment Operating Loss

Operating loss for SMB was ($6) million for fiscal 2010 compared to ($42) million for fiscal 2009. As a percentage of revenues, operating loss decreased by 13.9 percentage points in fiscal 2010. This improvement reflects the impact of increased sales volumes in the current year. Included in operating income were increases in SG&A expense of $1 million for fiscal 2010, resulting from an increase in incentive compensation, including share-based compensation, due to improvements in operating results over the prior year. SMB acquired substantially all of its scrap metal requirements from MRB at rates that approximate export market prices for shipments from the West Coast of the US.

Fiscal 2009 compared with fiscal 2008

Revenues

SMB revenues decreased $340 million, or 56%, to $263 million for fiscal 2009 as a result of both reduced sales volumes and average selling prices for finished steel products. Finished goods sales volumes decreased by 395 thousand tons, or 51%, to 381 thousand tons for fiscal 2009 primarily due to reduced demand resulting from the weakened market conditions. Average finished goods selling prices for fiscal 2009 decreased $111 per ton, or 15%, to $617 per ton as a result of the reduced demand.

Segment Operating Income (Loss)

Operating loss for SMB was ($42) million for fiscal 2009 compared to an operating income of $72 million for fiscal 2008. As a percentage of revenues, operating income decreased by 27.9 percentage points in fiscal 2009. The decrease in operating income reflects the impact of lower sales volumes caused by weaker market conditions, selling prices that declined faster than costs and lower anticipated future selling prices that resulted in a non-cash NRV inventory write down of $32 million in fiscal 2009. Included in the operating loss were reductions in SG&A expense of $3 million for fiscal 2009, due to lower compensation-related expenses, including incentive compensation, and reduced expenses resulting from cost containment measures which reduced headcount and other non-compensation related costs

34  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

compared to the same periods in the prior year. SMB acquired substantially all of its scrap metal requirements from MRB at rates that approximate export market prices for shipments from the West Coast of the US.

Outlook

SMB’s results are dependent upon demand for its products by companies operating in the construction industry on the West Coast of the US and Canada. As the economic downturn continues to hamper construction spending, demand for SMB’s finished steel products is expected to remain soft in fiscal 2011. Sales volumes and margins are heavily dependent upon the timing and strength of the US economic recovery and we are currently unable to provide any guidance for prices and volumes for the fiscal year as a whole.

Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and existing credit facilities.

Sources and Uses of Cash

We had cash balances of $30 million and $41 million as of August 31, 2010 and 2009, respectively. Cash balances are intended to be used primarily for working capital and capital expenditures. We use excess cash on hand to reduce amounts outstanding on credit facilities. As of August 31, 2010, debt, net of cash, was $70 million compared to $71 million as of August 31, 2009 (see the Non-GAAP Financial Measures below).

Operating Activities

Net cash provided by operating activities in fiscal 2010 was $89 million, compared to $288 million in fiscal 2009 and $142 million in fiscal 2008.

Cash provided by operating activities in fiscal 2010 included income tax refunds of $49 million, an increase in accrued payroll liabilities of $12 million due to increased incentive compensation and an increase of $8 million in accounts payable due to timing of payments. Uses of cash included a $109 million increase in inventory (excluding $35 million of inventory sold as a part of the divestiture of the full-service auto parts operation) due to higher purchase costs and higher volumes of material on hand at year-end and an increase in accounts receivable of $12 million due to the timing of collections.

Cash provided by operating activities in fiscal 2009 included a $199 million decrease in inventory due to lower purchase costs and lower volumes of material purchased and a decrease in accounts receivable of $190 million resulting from cash collections of receivables. These sources of cash were partially offset by uses of cash that included a $79 million decrease in accounts payable due to the reduction in price and volumes of material purchases, a $46 million increase in refundable income taxes, a $42 million decrease in accrued income taxes due to tax payments related to fiscal 2008 and a $36 million decrease in accrued payroll liabilities mainly due to the payment of fiscal 2008 incentive compensation awards.

Cash provided by operating activities in fiscal 2008 included a $54 million increase in accounts payable due to the timing of payments and higher material costs, a $38 million increase in accrued income taxes and a $21 million increase in compensation-related liabilities, including performance incentive related liabilities, principally due to our improved financial and operating performance. These sources of cash were partially offset by an increase in inventory of $216 million due to higher material costs and volumes and a $135 million increase in accounts receivable mainly due to increased sales and timing of collections.

Investing Activities

Net cash used in investing activities in fiscal 2010 was $64 million, compared to $150 million in fiscal 2009 and $128 million in fiscal 2008.

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  35

Cash used in investing activities in fiscal 2010 included $64 million in capital expenditures to upgrade our equipment and infrastructure and $41 million for completed acquisitions, partially offset by $41 million in proceeds from the sale of the full-service auto parts business and other assets.

Cash used in investing activities in fiscal 2009 included $93 million for completed acquisitions and $59 million in capital expenditures to upgrade our equipment and infrastructure.

Cash used in investing activities in fiscal 2008 included $84 million in capital expenditures to upgrade our equipment and infrastructure and $47 million for completed acquisitions.

Financing Activities

Net cash used in financing activities for fiscal 2010 was $36 million, compared to $111 million in fiscal 2009 and $12 million in fiscal 2008.

Cash used in financing activities in 2010 was primarily due to an $11 million reduction in long-term debt and $17 million in repurchases of outstanding shares of our Class A common stock.

Cash used in financing activities in fiscal 2009 was primarily due to $76 million in debt repayments which were funded by higher levels of cash generation and $30 million in repurchases of outstanding shares of our Class A common stock.

Cash used in financing activities in fiscal 2008 was primarily due to $45 million in repurchases of outstanding shares of our Class A common stock, which was financed with a $40 million increase in debt.

Credit Facilities

Our short-term borrowings consist primarily of a one year, unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. that expires on March 1, 2011. Interest rates on outstanding indebtedness under the unsecured line of credit are set by the bank at the time of borrowing. We had no borrowings outstanding under this credit line as of August 31, 2010 or August 31, 2009.

We maintain a $450 million revolving credit facility that matures in July 2012 pursuant to an unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto. Interest rates on outstanding indebtedness under the amended agreement are based, at our option, on either the London Interbank Offered Rate plus a spread of between 0.50% and 1.00%, with the amount of the spread based on a pricing grid tied to our leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.10% and 0.25% based on a pricing grid tied to our leverage ratio. As of August 31, 2010 and 2009, we had borrowings outstanding under the credit facility of $90 million and $100 million, respectively. The weighted average interest rate on this line was 0.79% and 0.78% as of August 31, 2010 and 2009, respectively.

The two bank credit agreements contain various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of August 31, 2010, we were in compliance with all such covenants. We use these credit facilities to fund share repurchases, acquisitions, capital expenditures and working capital requirements.

In addition, as of August 31, 2010 and 2009, we had $8 million of long-term indebtedness in the form of bonds maturing in January 2021.

Acquisitions

The aggregate purchase price paid for acquisitions during fiscal 2010 was $41 million compared to $96 million during fiscal 2009 which included cash acquired and amounts to be paid of $3 million. During fiscal 2010, we continued to expand our presence in regions in which we operate and in new locations through the acquisition of value-creating businesses. See Note 7 – Business Combinations in the notes to the consolidated financial statements in Part II, Item 8 of this report for additional information on business acquisitions.

36  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

Capital Expenditures

Capital expenditures totaled $64 million, $59 million and $84 million for fiscal 2010, 2009 and 2008, respectively. During fiscal 2010, we continued our investment in general improvements at a number of our metals recycling facilities, including investments in technology to improve the recovery of nonferrous materials from the shredding process and investments to further improve efficiency and increase capacity, increase worker safety and enhance environmental systems. We plan to invest up to $135 million in capital expenditures in fiscal 2011, which is expected to be spent on continued investments in technology to improve the recovery of nonferrous materials from the shredding process, material handling and processing equipment, enhancements to our information technology infrastructure, improvements for the facilities, environmental and safety infrastructure and normal equipment replacement and maintenance. We believe these investments will create value for our shareholders. We expect to use cash from operations and available lines of credit to fund capital expenditures in fiscal 2011.

Environmental Compliance

Our commitment to sustainable recycling and operating our business in an environmentally responsible manner requires us to continue to invest in facilities that improve our environmental presence in the communities in which we operate. Consistent with this commitment, we invested $13 million, $9 million and $10 million in capital expenditures for environmental projects in fiscal 2010, 2009 and 2008, respectively. We plan to invest a further $18 million in capital expenditures for environmental projects in fiscal 2011. These projects include investments in storm water systems and equipment to ensure ongoing compliance with air quality and other environmental regulations.

Our environmental programs also require us to incur costs to remediate conditions at existing sites and to monitor previously remediated sites. We incurred $2 million, $2 million and $3 million in environmental expenditures, which were either expensed or reduced recorded reserves, in fiscal 2010, 2009 and 2008, respectively. We expect to incur similar amounts of expenditures going forward.

We have been identified by the EPA as a PRP that owns or operates or formerly owned or operated sites adjacent to the Portland Harbor Superfund site. Because there has not been a determination of the total investigation costs, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs, it is not presently possible to estimate the costs which we are likely to incur in connection with the Site, although such costs could be significant and material to our future cash flows. Recording of material liabilities related to the Site could result in our failure to maintain compliance with certain covenants in our debt agreements. Significant cash outflows in the future related to the Site could reduce the amount of our borrowing capacity that could otherwise be used for investment in capital expenditures and acquisitions. The EPA has indicated that it expects to issue a record of decision that will discuss remedial alternatives for the Site sometime in 2012. See Contingencies – Environmental in Note 12 – Commitments and Contingencies in the notes to the consolidated financial statements in Part II, Item 8 of this report.

Share Repurchase Program

Pursuant to a share repurchase program as amended in 2001 and 2006, we were authorized to repurchase up to 6.0 million shares of our Class A common stock when management deems such repurchases to be appropriate. In November 2008, our Board of Directors approved an increase in the shares authorized for repurchase by 3.0 million, to 9.0 million. We evaluate long- and short-range forecasts as well as anticipated sources and uses of cash before determining the course of action that would best enhance shareholder value. Prior to fiscal 2010, we had repurchased approximately 5.1 million shares under the program. In fiscal 2010, we repurchased a total of 412,994 shares of our Class A common stock under this program. As a result, as of August 31, 2010 there were approximately 3.5 million shares available for repurchase under existing authorizations.

Pension Contributions

We make contributions to a defined benefit pension plan, several defined contribution plans and several multiemployer defined benefit pension plans. Contributions vary depending on the plan and are based upon plan provisions, actuarial valuations and negotiated labor agreements. In fiscal 2006, we froze further benefit accruals in

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  37

our defined benefit plan. In fiscal 2010, we made a $2 million contribution to the defined benefit plan due to a reduction in its funding status as a result of a reduction in the single discount rate assumptions used for determining pension obligations. While we do not anticipate making additional contributions to the defined benefit plan in fiscal 2011, we may elect or be required to do so.

In addition, during fiscal 2011 we anticipate making $4 million of contributions to the multiemployer plans in which we participate, including contributions totaling $2 million for the multiemployer plan benefiting union employees of SMB. We believe any additional funding requirements will not have a material impact on our financial condition. See Note 15 – Employee Benefits in the notes to the consolidated financial statements in Part II, Item 8 of this report for further discussion of our retirement benefit plans.

Effective in March 2009, we suspended employer contributions to our defined contribution plans. We resumed contributions to these plans in April 2010 and expect to make contributions of $3 million to our defined contribution plans in fiscal 2011.

Assessment of Liquidity and Capital Resources

Historically, our available cash resources, internally generated funds, credit facilities and equity offerings have financed our acquisitions, capital expenditures, working capital and other financing needs.

We generally believe our current cash resources, internally generated funds, existing credit facilities and access to the capital markets will provide adequate financing for acquisitions, capital expenditures, working capital, joint ventures, stock repurchases, debt service requirements, post-retirement obligations and future environmental obligations for the next 12 months. However, continued weak general market conditions may result in further utilizing our available credit lines and curtailing capital and operating expenditures, delaying or restricting acquisitions and share repurchases and reassessing working capital requirements. Should we determine, at any time, that we require additional short-term liquidity, we will evaluate available alternatives and take appropriate steps to obtain sufficient additional funds, but there can be no assurance that any such supplemental funding, if sought, could be obtained or, if obtained, would be adequate or on acceptable terms. However, we believe that our balance sheet as of August 31, 2010, expected cash flow from operations and existing credit facilities should provide additional sources of liquidity if required.

Off-Balance Sheet Arrangements

With the exception of operating leases and letters of credit, we are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or cash flows. We enter into operating leases for both new equipment and property. See Note 12 – Commitments and Contingencies in the notes to the consolidated financial statements in Part II, Item 8 of this report for additional information on our operating leases.

38  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

Contractual Obligations and Commitments

We have certain contractual obligations to make future payments. The following table summarizes these future obligations as of August 31, 2010 (in thousands):

	Payment Due by Period
	2011	2012	2013	2014	2015	Thereafter	Total
Contractual Obligations
Long-term debt	$645	$90,000	$0	$0	$0	$7,700	$98,345
Interest payments on long-term debt	736	678	29	29	29	159	1,660
Capital leases, including interest	673	645	589	397	90	2	2,396
Pension funding obligations	150	239	181	180	179	1,902	2,831
Other accrued liabilities	524	300	457	300	0	0	1,581
Reserve for uncertain tax positions	1,553	406	0	0	0	0	1,959
Operating leases	15,178	13,196	11,070	8,348	4,731	5,205	57,728
Service obligation	1,399	418	83	30	30	0	1,960
Purchase obligations:
Materials purchase commitment	1,124	749	0	0	0	0	1,873
Natural gas contract(1)	2,204	0	0	0	0	0	2,204
Electricity contract(2)	1,553	141	0	0	0	0	1,694

Total	$25,739	$106,772	$12,409	$9,284	$5,059	$14,968	$174,231

(1)	SMB has a take-or-pay natural gas contract that currently requires a minimum purchase per day through October 2010, whether or not the amount is utilized.
(2)

SMB has an electricity contract with MWL that requires a minimum purchase of electricity at a rate subject to variable pricing, whether or not the amount is utilized. The fixed portion of the contract obligates SMB to pay $141 thousand per month for eleven months each year until the contract expires in September 2011.

Our reserve for uncertain tax positions was $2 million and $4 million as of August 31, 2010 and 2009, respectively. See Note 17 – Income Taxes in the notes to the consolidated financial statements in Part II, Item 8 of this report for additional information.

Critical Accounting Policies and Estimates

We have identified certain critical accounting estimates, which are those that are most important to the portrayal of our financial condition and operating results. These estimates require difficult and subjective judgments, including whether estimates are required to be made about matters that are inherently uncertain, if different estimates reasonably could have been used, or if changes in the estimates that are reasonably likely to occur could materially impact the financial statements. Significant estimates underlying the accompanying consolidated financial statements include inventory valuation, goodwill and other intangible asset valuation, environmental costs, accounting for business combinations and revenue recognition.

Inventories

Our inventories primarily consist of scrap metal (ferrous, nonferrous, processed and unprocessed), nonferrous recovered joint product, used and salvaged vehicles, semi-finished steel products (billets) and finished steel products (primarily rebar, merchant bar and wire rod). Inventories are stated at the lower of cost or market. MRB determines the cost of ferrous and nonferrous inventories principally using the average cost method and capitalizes substantially all direct costs and yard costs into inventory. MRB allocates material and production costs to joint products using the gross margin method. APB establishes cost for used and salvaged vehicle inventory based on the average price paid for a vehicle, capitalizing the vehicle cost into inventory. SMB establishes its finished steel product inventory cost based on a weighted average cost and capitalizes all direct and indirect costs of manufacturing into inventory. Indirect costs of manufacturing include general plant costs, maintenance and yard costs. We evaluate whether our inventory is properly valued at the lower of cost or market on a quarterly basis. We consider estimated future selling prices when

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  39

determining the estimated net realizable value for our inventory. However, as MRB generally sells its export recycled ferrous metal under contracts that provide for shipment within 30 to 90 days after the price is agreed, it utilizes the selling prices under committed contracts and sales orders for determining the estimated market price of quantities on hand that will be shipped under these contracts and orders.

The accounting process we use to record unprocessed metal and used and salvaged vehicle inventory quantities relies on significant estimates. With respect to unprocessed metal inventory, we rely on weighed quantities that are reduced by estimated amounts that are moved into production. These estimates utilize estimated recoveries and yields that are based on historical trends. Over time, these estimates are reasonably good indicators of what is ultimately produced; however, actual recoveries and yields can vary depending on product quality, moisture content and source of the unprocessed metal. If ultimate recoveries and yields are significantly different than estimated, the value of our inventory could be materially overstated or understated. To assist in validating the reasonableness of these estimates, we run periodic tests and perform monthly physical inventory estimates. However, due to variations in product density, holding period and production processes utilized to manufacture the product, physical inventories will not necessarily detect all variances. To mitigate this risk, we adjust the ferrous physical inventories when the volume of a commodity is low and a physical inventory count can more accurately predict the remaining volume.

Goodwill and Other Intangible Assets

We evaluate goodwill and intangibles with an indefinite life annually during the second fiscal quarter and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill or indefinite lived intangible assets may be impaired. Impairment of goodwill is tested at the reporting segment level. Our reporting segments, for which goodwill has been allocated, are equivalent to our operating segments, as all of the components of the respective segments have similar economic characteristics.

The goodwill impairment test follows a two step process. In the first step, the fair value of a reporting segment is compared to its carrying value. If the carrying value of a reporting segment exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting segment is allocated to all of the assets and liabilities of the reporting segment to determine an implied goodwill value. This allocation is similar to a purchase price allocation. If the carrying amount of the reporting segment’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess. In the event of a divestiture of a business unit within a reporting segment, goodwill of the reporting segment is allocated to that business unit based on the fair value of the unit being divested to the total fair value of the reporting segment and a gain or loss is determined. The remaining goodwill in the reporting segment from which the assets were divested is subsequently re-evaluated for impairment.

We estimate the fair value of the reporting segments using an income approach based on the present value of expected future cash flows utilizing a market-based weighted average cost of capital (“WACC”). To estimate the cash flows that extend beyond the final year of the discounted cash flow model, we employ a terminal value technique, whereby we use estimated operating cash flows minus capital expenditures and adjust for changes in working capital requirements in the final year of the model, then discount it by the WACC to establish the terminal value. We include the present value of the terminal value in the fair value estimate. Given that market prices of our reporting segments are not readily available, we make various estimates and assumptions in determining the estimated fair values of the reporting segments, which is the price that would be received to sell the reporting segment as a whole in an orderly transaction between market participants. Forecasts of future cash flows are based on our best estimate of future sales and operating costs, pricing expectations and general market conditions.

In addition, we test indefinite-lived intangibles for impairment by either comparing the carrying value of the intangible to the projected discounted cash flows from the intangible or using the relief from royalties method. If the carrying value exceeds the projected discounted cash flows attributed to the intangible asset, the carrying value is no longer considered recoverable and we will record an impairment.

40  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

Environmental Costs

We operate in industries that inherently possess environmental risks. To manage these risks, we employ both our own environmental staff and outside consultants. Environmental staff and finance personnel meet regularly to stay updated on environmental risks. We estimate future costs for known environmental remediation requirements and accrue for them on an undiscounted basis when it is probable that we have incurred a liability and the related costs can be reasonably estimated but the timing of incurring the estimated costs is unknown. The regulatory and government management of these projects is complex, which is one of the primary factors that make it difficult to assess the cost of potential and future remediation. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the financial statements. If further developments or resolution of an environmental matter result in facts and circumstances that are significantly different than the assumptions used to develop these reserves, the accrual for environmental remediation could be materially understated or overstated. Adjustments to these liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or when expenditures for which reserves are established are made. The factors we consider in the recognition and measurement of environmental liabilities include:

•	Current regulations, both at the time the reserve is established and during the course of the remediation process, which specify standards for acceptable remediation;
•	Information about the site which becomes available as the site is studied and remediated;
•	The professional judgment of senior-level internal staff, who take into account similar, recent instances of environmental remediation issues, and studies of our sites, among other considerations;
•	Technologies available that can be used for remediation; and
•	The number and financial condition of other potentially responsible parties and the extent of their responsibility for the costs of study and remediation.

The accrued environmental liabilities as of August 31, 2010 included $1 million related to third party investigation costs for the Portland Harbor Superfund site. Although future costs for the Portland Harbor Superfund site could be material to our financial position, results of operations or cash flows, it is not possible to estimate additional costs which we might incur in connection with the ongoing investigations and remediation because there has not been a determination of the total investigation costs, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs. As such, it is not presently possible to estimate the costs which we are likely to incur in connection with the site and therefore no amounts have been accrued. See Contingencies – Environmental in Note 12 – Commitments and Contingencies in the notes to the consolidated financial statements in Part II, Item 8 of this report.

Business Combinations

On September 1, 2009, we adopted the revised accounting standard for business combinations, which requires us to recognize the assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date, generally using a market-based income approach. Measuring assets and liabilities at fair value requires us to determine the price that would be paid by a third party market participant based on the highest and best use of the assets or interests acquired. We utilize management estimates that incorporate input from an independent third party valuation firm in our determination of these fair values. Such estimates and valuations require us to make significant assumptions, including projections of future events and operating performance and determining the highest and best use of the assets or interests acquired. In addition, following the adoption of this standard, acquisition costs are expensed as incurred.

Revenue Recognition

We recognize revenue when we have a contract or purchase order from a customer with a fixed price, the title and risk of loss transfer to the buyer and collectibility is reasonably assured. Title for both metal and finished steel products

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  41

transfers based on contract terms. A significant portion of our ferrous export sales of recycled metal are made with letters of credit, reducing credit risk. However, domestic recycled ferrous metal sales, nonferrous sales and sales of finished steel are generally made on open account. Nonferrous export sales typically require a deposit prior to shipment. All sales made on open account are evaluated for collectibility prior to revenue recognition. Additionally, we recognize revenues on partially loaded shipments when detailed documents support revenue recognition based on transfer of title and risk of loss. For APB, retail revenues are recognized when customers pay for parts and wholesale product revenues are recognized when customer weight certificates are received following shipment. Historically, there have been very few sales returns and adjustments that impact the ultimate collection of revenues; therefore, no material provisions have been made when the sale is recognized. We present taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue and are shown as a liability on our consolidated balance sheet until remitted. See the discussion on credit risk contained in Item 7a of this report.

Recently Issued Accounting Standards

For a description of recent accounting pronouncements that may have an impact on our financial condition, results of operations or cash flows, see Note 3 – Recent Accounting Pronouncements in the notes to the consolidated financial statements in Part II, Item 8 of this report.

Non-GAAP Financial Measures

Debt, net of cash

Debt, net of cash is the difference between (i) the sum of long-term debt and short-term debt (i.e., total debt) and (ii) cash and cash equivalents. Management believes that debt, net of cash is a useful measure for investors. In management’s view, because cash and cash equivalents can be used, among other things, to repay indebtedness, netting this against total debt is a useful measure of our leverage.

Management believes that this non-GAAP financial measure allows for a better understanding of our operating and financial performance. This non-GAAP financial measure should be considered in addition to, but not as a substitute for, the most directly comparable US GAAP measure. The following is a reconciliation of debt, net of cash (in thousands):

	August 31, 2010	August 31, 2009	August 31, 2008
Short-term borrowings and capital lease obligations, current	$1,189	$1,317	$25,490
Long-term debt and capital lease obligations, net of current maturities	99,240	110,414	158,933

Total debt	100,429	111,731	184,423
Less: cash and cash equivalents	30,342	41,026	15,039

Total debt, net of cash	$70,087	$70,705	$169,384

42  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We are exposed to commodity price risk, mainly associated with variations in the market price for finished steel products, ferrous and nonferrous metals, including scrap metal, autobodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to increases and decreases in forward selling prices by adjusting purchase prices on a timely basis. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 90 days ahead of shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices at August 31, 2010, a 10% decrease in the selling price per ton of finished steel products would cause an NRV inventory write down of approximately $3 million at SMB.

Interest Rate Risk

We are exposed to market risk associated with changes in interest rates related to our debt obligations. Our credit line and revolving credit facility are variable in rate and therefore have exposure to changes in interest rates. If market interest rates had changed 10% from actual interest rate levels in fiscal 2010 or 2009, the effect on our interest expense and net income would not have been material.

Credit Risk

Credit risk relates to the risk of loss that might occur as a result of non-performance by counterparties of their contractual obligations to take delivery of scrap metal and finished steel products and to make financial settlements of these obligations. We manage our exposure to credit risk through a variety of methods, including shipping ferrous scrap metal exports under letters of credit, collection of deposits prior to shipment for certain nonferrous export customers and establishment of credit limits for sales on open terms.

MRB generally ships ferrous bulk sales to foreign customers under contracts supported by letters of credit issued or confirmed by banks it deems credit worthy. The letters of credit ensure payment by the customer. As MRB generally sells its export recycled ferrous metal under contracts or orders that generally provide for shipment within 30 to 90 days after the price is agreed, MRB’s customers typically do not have difficulty obtaining letters of credit from their banks in periods of rising ferrous prices, as the value of the letters of credit are collateralized by the value of the inventory on the ship. However, in periods of declining prices, MRB’s customers may not be able to obtain letters of credit for the full sales value of the inventory to be shipped. As such, we may need to extend credit on open terms for the difference between the sales value under the contract and the value supported by the letter of credit. In addition, we could be exposed to loss if a customer fails to pay or the bank providing the letter of credit fails.

As of August 31, 2010 and 2009, 43% and 49%, respectively, of our trade accounts receivable balance was covered by letters of credit. Of the remaining balance as of August 31, 2010, 89% was less than 60 days past due, compared to 85% as of August 31, 2009.

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  43

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management determined that the Company’s internal control over financial reporting was effective as of August 31, 2010.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report, also audited the effectiveness of the Company’s internal control over financial reporting as of August 31, 2010, as stated in their report included herein.

Tamara L. Lundgren	Richard D. Peach
President and Chief Executive Officer	Sr. Vice President and Chief Financial Officer
October 20, 2010	October 20, 2010

44  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Schnitzer Steel Industries, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Schnitzer Steel Industries, Inc. and its subsidiaries as of August 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for business combinations as of September 1, 2009. As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests as of September 1, 2009.

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

PricewaterhouseCoopers LLP

Portland, Oregon

October 20, 2010

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  45

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	August 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$30,342	$41,026
Accounts receivable, net	126,156	117,666
Inventories, net	268,103	184,455
Deferred income taxes	9,037	10,027
Refundable income taxes	14,610	46,972
Prepaid expenses and other current assets	12,546	10,868

Total current assets	460,794	411,014
Property, plant and equipment, net	460,810	447,228
Other assets:
Investments in joint venture partnerships	13,706	10,812
Goodwill	380,332	366,559
Intangibles, net	20,444	20,422
Other assets	7,332	12,198

Total assets	$1,343,418	$1,268,233

Liabilities and Equity
Current liabilities:
Long-term debt and capital lease obligations	$1,189	$1,317
Accounts payable	91,879	72,289
Accrued payroll and related liabilities	34,162	23,636
Environmental liabilities	2,588	3,148
Accrued income taxes	1,816	776
Other accrued liabilities	28,479	38,963

Total current liabilities	160,113	140,129
Deferred income taxes	58,630	44,523
Long-term debt and capital lease obligations, net of current maturities	99,240	110,414
Environmental liabilities, net of current portion	37,286	38,760
Other long-term liabilities	8,517	11,657

Total liabilities	363,786	345,483

Commitments and contingencies (Note 12)

Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	0	0
Class A common stock – 75,000 shares $1.00 par value authorized,
22,700 and 21,402 shares issued and outstanding	22,700	21,402
Class B common stock – 25,000 shares $1.00 par value authorized,
4,721 and 6,268 shares issued and outstanding	4,721	6,268
Additional paid-in capital	1,815	0
Retained earnings	948,642	894,243
Accumulated other comprehensive loss	(2,552)	(2,546)

Total SSI shareholders’ equity	975,326	919,367
Noncontrolling interests	4,306	3,383

Total equity	979,632	922,750

Total liabilities and equity	$1,343,418	$1,268,233

See Notes to the Consolidated Financial Statements

46  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended August 31,
	2010	2009	2008
Revenues	$2,301,240	$1,787,230	$3,516,950
Operating expense:
Cost of goods sold	2,019,764	1,681,942	2,911,334
Selling, general and administrative	158,805	163,410	214,533
Environmental matters	(91)	(5,809)	(446)
Income from joint ventures	(3,135)	(1,189)	(11,706)

Operating income (loss)	125,897	(51,124)	403,235
Other income (expense):
Interest income	459	1,179	748
Interest expense	(2,343)	(3,342)	(8,649)
Other income, net	1,320	6,223	1,887

Total other income (expense)	(564)	4,060	(6,014)

Income (loss) from continuing operations before income taxes	125,333	(47,064)	397,221
Income tax (expense) benefit	(40,825)	19,915	(142,568)

Income (loss) from continuing operations	84,508	(27,149)	254,653
Loss from discontinued operations, net of tax	(13,832)	(4,214)	(613)

Net income (loss)	70,676	(31,363)	254,040
Net income attributable to noncontrolling interests	(3,926)	(866)	(5,357)

Net income (loss) attributable to SSI	$66,750	$(32,229)	$248,683

Basic:
Income (loss) per share from continuing operations attributable to SSI	$2.90	$(0.99)	$8.81
Loss per share from discontinued operations attributable to SSI	(0.50)	(0.15)	(0.02)

Net income (loss) per share attributable to SSI	$2.40	$(1.14)	$8.79

Diluted:
Income (loss) per share from continuing operations attributable to SSI	$2.86	$(0.99)	$8.63
Loss per share from discontinued operations attributable to SSI	(0.49)	(0.15)	(0.02)

Net income (loss) per share attributable to SSI	$2.37	$(1.14)	$8.61

Weighted average number of common shares:
Basic	27,832	28,159	28,278
Diluted	28,147	28,159	28,894

Dividends declared per common share	$0.068	$0.068	$0.068

See Notes to the Consolidated Financial Statements

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  47

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of August 31, 2007	21,231	$21,231	7,328	$7,328	$41,344	$693,470	$1,691	$765,064	$5,373	$770,437
Net income	0	0	0	0	0	248,683	0	248,683	5,357	254,040
Foreign currency translation adjustment (net of tax benefit of $194)	0	0	0	0	0	0	(251)	(251)	0	(251)
Pension obligations, net (net of tax benefit of $939)	0	0	0	0	0	0	(1,831)	(1,831)	0	(1,831)

Comprehensive income								246,601	5,357	251,958
Distributions to noncontrolling interests	0	0	0	0	0	0	0	0	(4,705)	(4,705)
Noncontrolling interest buyout	0	0	0	0	0	0	0	0	(1,626)	(1,626)
Cummulative effect related to adoption of tax standard	0	0	0	0	0	(1,055)	0	(1,055)	0	(1,055)
Share repurchases	(694)	(694)	0	0	(44,165)	0	0	(44,859)	0	(44,859)
Class A common stock issued	8	8	0	0	527	0	0	535	0	535
Restricted stock withheld for taxes	(22)	(22)	0	0	(2,212)	0	0	(2,234)	0	(2,234)
Issuance of restricted stock	60	60	0	0	(60)	0	0	0	0	0
Stock options exercised and restricted stock units vested	26	26	0	0	497	0	0	523	0	523
Class B common stock converted to Class A common stock	983	983	(983)	(983)	0	0	0	0	0	0
Share-based compensation expense	0	0	0	0	14,487	0	0	14,487	0	14,487
Excess tax benefits from share-based payment arrangements	0	0	0	0	1,007	0	0	1,007	0	1,007
Cash dividends ($0.068 per share)	0	0	0	0	0	(1,917)	0	(1,917)	0	(1,917)

Balance as of August 31, 2008	21,592	21,592	6,345	6,345	11,425	939,181	(391)	978,152	4,399	982,551
Net income (loss)	0	0	0	0	0	(32,229)	0	(32,229)	866	(31,363)
Foreign currency translation adjustment (net of tax benefit of $268)	0	0	0	0	0	0	(358)	(358)	0	(358)
Pension obligations, net (net of tax benefit of $796)	0	0	0	0	0	0	(1,260)	(1,260)	0	(1,260)
Change in net unrealized loss on cash flow hedges (net of tax benefit of $313)	0	0	0	0	0	0	(537)	(537)	0	(537)

Comprehensive income (loss)								(34,384)	866	(33,518)
Distributions to noncontrolling interests	0	0	0	0	0	0	0	0	(1,286)	(1,286)
Noncontrolling interest buyout	0	0	0	0	0	0	0	0	(596)	(596)
Share repurchases	(600)	(600)	0	0	(18,495)	(10,801)	0	(29,896)	0	(29,896)
Class A common stock issued	106	106	0	0	(106)	0	0	0	0	0
Restricted stock withheld for taxes	(132)	(132)	0	0	(3,863)	0	0	(3,995)	0	(3,995)
Issuance of restricted stock	239	239	0	0	(239)	0	0	0	0	0
Stock options exercised	120	120	0	0	1,561	0	0	1,681	0	1,681
Class B common stock converted to Class A common stock	77	77	(77)	(77)	0	0	0	0	0	0
Share-based compensation expense	0	0	0	0	8,898	0	0	8,898	0	8,898
Excess tax benefits from share-based payment arrangements	0	0	0	0	819	0	0	819	0	819
Cash dividends ($0.068 per share)	0	0	0	0	0	(1,908)	0	(1,908)	0	(1,908)

Balance as of August 31, 2009	21,402	21,402	6,268	6,268	0	894,243	(2,546)	919,367	3,383	922,750
Net income	0	0	0	0	0	66,750	0	66,750	3,926	70,676
Foreign currency translation adjustment (net of tax of $210)	0	0	0	0	0	0	523	523	0	523
Pension obligations, net (net of tax benefit of $550)	0	0	0	0	0	0	(949)	(949)	0	(949)
Change in net unrealized gain on cash flow hedges (net of tax of $247)	0	0	0	0	0	0	420	420	0	420

Comprehensive income								66,744	3,926	70,670
Distributions to noncontrolling interests	0	0	0	0	0	0	0	0	(3,003)	(3,003)
Share repurchases	(413)	(413)	0	0	(6,266)	(10,468)	0	(17,147)	0	(17,147)
Class A common stock issued	13	13	0	0	(13)	0	0	0	0	0
Restricted stock withheld for taxes	(81)	(81)	0	0	(3,518)	0	0	(3,599)	0	(3,599)
Issuance of restricted stock	196	196	0	0	(196)	0	0	0	0	0
Stock options exercised	36	36	0	0	901	0	0	937	0	937
Class B common stock converted to Class A common stock	1,547	1,547	(1,547)	(1,547)	0	0	0	0	0	0
Share-based compensation expense	0	0	0	0	11,035	0	0	11,035	0	11,035
Excess tax deficiency from stock options exercised and restricted stock units vested	0	0	0	0	(128)	0	0	(128)	0	(128)
Cash dividends ($0.068 per share)	0	0	0	0	0	(1,883)	0	(1,883)	0	(1,883)

Balance as of August 31, 2010	22,700	$22,700	4,721	$4,721	$1,815	$948,642	$(2,552)	$975,326	$4,306	$979,632

See Notes to the Consolidated Financial Statements

48  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$70,676	$(31,363)	$254,040
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	63,418	60,681	51,362
Inventory write-down	368	51,968	48,967
Deferred income taxes	10,891	24,727	2,582
Undistributed equity in earnings of joint ventures	(3,076)	(537)	(12,277)
Share-based compensation expense	11,035	8,898	14,487
Excess tax (benefit) deficiency from share-based payment arrangements	128	(819)	(1,007)
(Gain) loss on disposal of a business and other assets	16,943	(2,034)	414
Environmental matters	(1,391)	(3,510)	(603)
Voluntary incentive award forfeitures	0	(5,504)	0
Unrealized (gain) loss on derivatives	(4,299)	1,161	2,541
Bad debt expense (recoveries), net	(255)	8,916	4,445
Gain on settlement of joint venture separation and termination agreement	0	(6,761)	0
Changes in assets and liabilities:
Accounts receivable	(11,569)	189,511	(135,140)
Inventories	(109,138)	198,840	(215,812)
Refundable income taxes	32,237	(46,147)	881
Prepaid expenses and other current assets	(2,640)	4,185	(3,756)
Intangibles and other long-term assets	(206)	(4,514)	(3,564)
Accounts payable	8,479	(79,086)	54,108
Accrued payroll liabilities	12,010	(35,851)	21,251
Other accrued liabilities	(2,519)	(4,858)	15,396
Accrued income taxes	1,040	(41,998)	38,162
Environmental liabilities	(944)	(577)	(1,243)
Other long-term liabilities	(2,128)	(1,574)	(320)
Distributed equity in earnings of joint ventures	430	3,825	6,850

Net cash provided by operating activities	89,490	287,579	141,764

Cash flows from investing activities:
Capital expenditures	(64,324)	(59,044)	(84,262)
Acquisitions, net of cash acquired	(40,944)	(93,053)	(46,888)
(Advances to) payments from joint ventures, net	(340)	(1,876)	3,092
Proceeds from sale of business and other assets	41,319	3,497	917
Cash flows used in non-hedge derivatives	0	0	(822)

Net cash used in investing activities	(64,289)	(150,476)	(127,963)

Cash flows from financing activities:
Proceeds from line of credit	402,600	331,700	490,500
Repayment of line of credit	(402,600)	(356,700)	(485,500)
Borrowings from long-term debt	577,900	440,500	1,414,600
Repayment of long-term debt	(589,242)	(491,329)	(1,379,946)
Repurchase of Class A common stock	(17,147)	(29,896)	(44,859)
Stock withheld for taxes under employee share-based compensation plan	(3,599)	(3,995)	(2,234)
Excess tax benefit (deficiency) from share-based payment arrangements	(128)	819	1,007
Stock options exercised and restricted stock units vested	937	1,681	523
Distributions to noncontrolling interests	(3,003)	(1,286)	(4,705)
Dividends paid	(1,416)	(2,386)	(1,434)

Net cash used in financing activities	(35,698)	(110,892)	(12,048)

Effect of exchange rate changes on cash	(187)	(224)	(124)
Net increase (decrease) in cash and cash equivalents	(10,684)	25,987	1,629
Cash and cash equivalents at beginning of year	41,026	15,039	13,410

Cash and cash equivalents at end of year	$30,342	$41,026	$15,039

SUPPLEMENTAL DISCLOSURES:
Cash paid (received) during the year for:
Interest	$2,569	$3,329	$8,400
Income taxes paid (refunds received), net	$(3,783)	$42,443	$97,825

See Notes to the Consolidated Financial Statements

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  49

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations

Founded in 1906, Schnitzer Steel Industries, Inc. (the “Company”), an Oregon corporation, is currently one of the nation’s largest recyclers of ferrous and nonferrous scrap metal, a leading recycler of used and salvaged vehicles and a manufacturer of finished steel products.

The Company operates in three reporting segments that include the Metals Recycling Business (“MRB”), the Auto Parts Business (“APB”) and the Steel Manufacturing Business (“SMB”). MRB buys, collects, processes, recycles, sells and brokers recycled metal by operating one of the largest metal recycling businesses in the United States (“US”). APB is one of the country’s leading self-service used auto parts networks. Additionally, APB is a supplier of autobodies to MRB, which processes the autobodies into sellable recycled metal. SMB purchases recycled metal from MRB and uses its mini-mill to process the recycled metal into finished steel products. The Company provides an end-of-life cycle solution for a variety of products through its cross-divisional synergies, including sale of used auto parts, procuring autobodies and other metal products, recycling them into scrap metal and manufacturing them into finished steel products.

As of August 31, 2010, all of the Company’s facilities were located in the US and its territories and Canada.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned and wholly-owned subsidiaries. In addition, the Company holds a 50% interest in five joint ventures which are accounted for under the equity method. All significant intercompany account balances, transactions, profits and losses have been eliminated as of August 31, 2010 and 2009 and for the years ended August 31, 2010, 2009 and 2008.

Cash and Cash Equivalents

Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts of $25 million and $23 million as of August 31, 2010 and 2009, respectively.

Accounts Receivable, net

Accounts receivable represent amounts due from customers on product and other sales. These accounts receivable, which are reduced by an allowance for doubtful accounts, are recorded at the invoiced amount and do not bear interest. The Company evaluates the collectibility of its accounts receivable based on a combination of factors, including whether sales were made pursuant to letters of credit. In cases where management is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, management records a specific allowance against amounts due and reduces the net recognized receivable to the amount the Company believes will be collected. For all other customers, the Company maintains a reserve that considers the total receivables outstanding, historical collection rates and economic trends. Accounts are written off when all efforts to collect have been exhausted. The allowance for doubtful accounts was $6 million and $8 million as of August 31, 2010 and 2009, respectively.

Inventories, net

The Company’s inventories primarily consist of scrap metal (ferrous, nonferrous, processed and unprocessed), nonferrous recovered joint product, used and salvaged vehicles, semi-finished steel products (billets) and finished steel products (primarily rebar, merchant bar and wire rod). Inventories are stated at the lower of cost or market. MRB determines the cost of ferrous and nonferrous inventories principally using the average cost method and capitalizes substantially all direct costs and yard costs into inventory. MRB allocates material and production costs to joint products using the gross margin method. APB determines the cost for used and salvaged vehicle inventory based on the average price the Company pays for a vehicle and capitalizes the vehicle cost into inventory. SMB determines the cost of its finished steel product inventory based on weighted average costs and capitalizes all direct and indirect costs of manufacturing into inventory. Indirect costs of manufacturing include general plant costs, maintenance and yard

50  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

costs. The Company evaluates whether its inventory is properly valued at the lower of cost or market on a quarterly basis. The Company considers estimated future selling prices when determining the estimated net realizable value for its inventory. However, as MRB generally sells its export recycled ferrous metal under contracts that provide for shipment within 30 to 90 days after the price is agreed, it utilizes the selling prices under committed contracts and sales orders for determining the estimated market price of quantities on hand that will be shipped under these contracts and orders.

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

Property, Plant and Equipment, net

Property, plant and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, while routine repair and maintenance costs are expensed as incurred. Capitalized interest for fiscal 2010, 2009 and 2008 was not material. When assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and resulting gains or losses are generally included in operating expenses. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful lives of the property or the remaining lease term, whichever is less.

As of August 31, 2010, the useful lives used for depreciation and amortization were as follows:

	Useful life (in years)	Weighted average useful life (in years)

Machinery and equipment	3 to 40	13
Land improvements	3 to 35	13
Buildings and leasehold improvements	5 to 40	24
Office equipment	2 to 20	6
ERP systems	8 to 10	9

Impairment of Long-Lived Assets

The Company estimates the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists when certain triggering events or circumstances indicate that the carrying value of a long-lived asset may be impaired. If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, the Company records an impairment for the difference between the carrying amount and the fair value of the asset. There were no material adjustments to the carrying value of long-lived assets during the years ended August 31, 2010, 2009 and 2008.

Goodwill and Other Intangible Assets, net

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and intangible assets of the acquired entities. The Company evaluates goodwill and intangibles with an indefinite life annually during the second fiscal quarter and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill or indefinite lived intangible assets may be impaired. Impairment of goodwill is tested at the reporting segment level. The Company’s reporting segments, for which goodwill has been allocated, are equivalent to the Company’s operating segments, as all of the components of the respective segments have similar economic characteristics.

The goodwill impairment test follows a two step process. In the first step, the fair value of a reporting segment is compared to its carrying value. If the carrying value of a reporting segment exceeds its fair value, the second step of the

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  51

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting segment is allocated to all of the assets and liabilities of the reporting segment to determine an implied goodwill value. This allocation is similar to a purchase price allocation where the Company must assign fair values using market participant assumptions. If the carrying amount of the reporting segment’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess. In the event of a divestiture of a business unit within a reporting segment, goodwill of the reporting segment is allocated to that business unit based on the fair value of the unit being divested to the total fair value of the reporting segment and a gain or loss is determined. The remaining goodwill in the reporting segment from which the assets were divested is subsequently re-evaluated for impairment.

The Company estimates the fair value of the reporting segments using an income approach based on the present value of expected future cash flows utilizing a market-based weighted average cost of capital (“WACC”). To estimate the cash flows that extend beyond the final year of the discounted cash flow model, the Company employs a terminal value technique, whereby the Company uses estimated operating cash flows minus capital expenditures and adjusts for changes in working capital requirements in the final year of the model, then discounts it by the WACC to establish the terminal value. The Company includes the present value of the terminal value in the fair value estimate. Given that market prices of the Company’s reporting segments are not readily available, the Company makes various estimates and assumptions in determining the estimated fair values of the reporting segments, which is the price that would be received to sell the reporting segment as a whole in an orderly transaction between market participants. Forecasts of future cash flows are based on management’s best estimate of future sales and operating costs, pricing expectations and general market conditions.

In addition, the Company tests indefinite-lived intangibles for impairment by either comparing the carrying value of the intangible to the projected discounted cash flows from the intangible or using the relief from royalties method. If the carrying value exceeds the projected discounted cash flows attributed to the intangible asset, the carrying value is no longer considered recoverable and the Company will record an impairment. See Note 9 – Goodwill and Other Intangibles Assets, net for further detail.

Allocation of Acquisition Purchase Price

The Company allocates the purchase price of acquisitions to identified tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, with any residual amounts allocated to goodwill. Measuring assets and liabilities at fair value requires us to determine the price that would be paid by a third party market participant based on the highest and best use of the assets or interests acquired. In addition, the Company accrues for any contingent purchase price consideration at fair value at the date of the acquisition.

Accrued Workers’ Compensation Costs

The Company is self-insured for workers’ compensation claims with exposure limited by various stop-loss insurance policies. The Company estimates the costs of workers’ compensation claims based on the nature of the injury incurred and on guidelines established by the applicable state. A reserve is recorded based upon the amount of unpaid claims as of the balance sheet date. Reserve amounts recorded for individual claims are reviewed periodically as treatment progresses and adjusted to reflect additional information that becomes available. The estimated cost of claims incurred but not reported is included in the reserve. As of August 31, 2010 and 2009, the Company accrued $6 million for the estimated cost of workers’ compensation claims.

Environmental Liabilities

The Company estimates future costs for known environmental remediation requirements and accrues for them on an undiscounted basis when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated but the timing of incurring the estimated costs is unknown. The Company considers various factors when estimating its environmental liabilities. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or when

52  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

expenditures are made for which reserves were established. Legal costs incurred in connection with environmental contingencies are expensed as incurred.

When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the financial statements. In a number of cases, it is possible that the Company may receive reimbursement through insurance or from other potentially responsible parties for a site. In these situations, recoveries of environmental remediation costs from other parties are recognized when the claim for recovery is actually realized. The amounts recorded for environmental liabilities are reviewed periodically as site assessment and remediation progresses at individual sites and adjusted to reflect additional information that becomes available. Due to evolving remediation technology, changing regulations, possible third party contributions, the inherent shortcomings of the estimation process and other factors, amounts accrued could vary significantly from amounts paid.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, debt and natural gas derivative. The carrying amounts of the non-derivative financial instruments approximate fair value, including debt as it consists of primarily variable interest rate notes. The Company uses the market approach to value its financial assets and liabilities, determined using available market information. Fair value disclosures are included in Note 14 – Derivative Financial Instruments and Fair Value Measurements.

Fair Value Measurements

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

When developing the fair value measurements, the Company uses quoted market prices whenever available, or seeks to maximize the use of observable inputs and minimize the use of unobservable inputs when quoted market prices are not available. The Company’s natural gas contract for SMB is measured at fair value using a model derived from observable market data. This model considers various inputs including: (a) quoted futures prices for commodities, (b) time value, and (c) the Company’s credit risk, as well as other relevant economic measures. See Note 14 – Derivative Financial Instruments and Fair Value Measurements for further detail.

Derivatives

The Company’s accounting policies for derivative instruments are based on whether the instruments are designated as hedge or non-hedge instruments. Derivative instruments are recorded in the Consolidated Balance Sheets at fair value as either assets or liabilities unless they are designated and qualify for the normal purchases and normal sales exemption. Derivative contracts for commodities used in normal business operations that are settled by physical delivery, among other criteria, are eligible for and may be designated as normal purchases and normal sales pursuant to the exemption. Contracts that qualify as normal purchases or normal sales are not marked–to-market.

When available, quoted market prices or prices obtained through external sources are used to measure a contract’s fair value. The fair value of these instruments is a function of underlying forward commodity prices, related volatility, counterparty creditworthiness and duration of the contracts.

Foreign Currency Translation and Transactions

Assets and liabilities of foreign operations are translated into US dollars at the period-end exchange rate and revenues and expenses of foreign operations are translated into US dollars at the average exchange rate for the period. Translation adjustments are not included in determining net income (loss) for the period, but are recorded in accumulated other comprehensive loss, a separate component of SSI shareholders’ equity. Foreign currency transaction

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  53

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

gains and losses are generated from the effects of exchange rate changes on transactions denominated in a currency other than the functional currency of the Company, which is the US dollar. Gains and losses on foreign currency transactions are generally required to be recognized in the determination of net income (loss) for the period. The Company records these gains and losses in other income (expense).

Net realized and unrealized foreign currency transaction gains were less than $1 million for each of the years ended August 31, 2010 and 2009 and $1 million for the year ended August 31, 2008.

Common Stock

Each share of Class A and Class B common stock is entitled to one vote. Additionally, each share of Class B common stock may be converted to one share of Class A common stock. As such, the Company reserves one share of Class A common stock for each share of Class B common stock outstanding.

Shareholder Rights Plan

Under its shareholder rights plan, the Company issued a dividend distribution of one preferred share purchase right (a “Right”) for each share of Class A common stock or Class B common stock held by shareholders of record as of the close of business on April 4, 2006. The Rights generally become exercisable if a person or group has acquired 15% or more of the Company’s outstanding common stock or announces a tender offer or exchange offer which, if consummated, would result in ownership by a person or group of 15% or more of the Company’s outstanding common stock (“Acquiring Person”). The Schnitzer Steel Industries, Inc. Voting Trust and its trustees, in their capacity as trustees, are not deemed to beneficially own any common stock by virtue of being bound by the Voting Trust Agreement governing the trust. Each Right entitles shareholders to buy one one-thousandth of a share of Series A Participating Preferred Stock (“Series A Shares”) of the Company at an exercise price of $110, subject to adjustments. Holders of Rights (other than an Acquiring Person) are entitled to receive upon exercise Series A Shares, or in lieu thereof, Class A common stock of the Company having a value of twice the Right’s then-current exercise price. The Series A Shares are not redeemable by the Company and have voting privileges and certain dividend and liquidation preferences. The Rights will expire on March 21, 2016, unless such date is extended or the Rights are redeemed or exchanged on an earlier date.

Share Repurchases

The Company accounts for the repurchase of stock at par value. All shares repurchased are deemed retired. Upon retirement of the shares, the Company records the difference between the weighted average cost of such shares and the par value of the stock as an adjustment to additional paid-in-capital, with the excess to retained earnings when additional paid-in-capital is not sufficient.

Revenue Recognition

The Company recognizes revenue when it has a contract or purchase order from a customer with a fixed price, the title and risk of loss transfer to the buyer and collectibility is reasonably assured. Title for both metal and finished steel products transfers based on contract terms. A significant portion of the Company’s ferrous export sales of recycled metal are made with letters of credit, reducing credit risk. However, domestic recycled ferrous metal sales, nonferrous sales and sales of finished steel are generally made on open account. Nonferrous export sales typically require a deposit prior to shipment. All sales made on open account are evaluated for collectibility prior to revenue recognition. Additionally, the Company recognizes revenues on partially loaded shipments when detailed documents support revenue recognition based on transfer of title and risk of loss. For APB, retail revenues are recognized when customers pay for parts and wholesale product revenues are recognized when customer weight certificates are received following shipments. Historically, there have been very few sales returns and adjustments that impact the ultimate collection of revenues; therefore, no material provisions have been made when the sale is recognized. The Company presents taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue and are shown as a liability on the consolidated balance sheet until remitted.

54  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Freight Costs

The Company classifies shipping and handling costs billed to customers as revenue and the related costs incurred as a component of cost of goods sold.

Share-Based Compensation

The Company recognizes share-based compensation cost relating to share-based payment transactions over the vesting period, with the cost measured based on the estimated fair value of the equity instruments issued. See Note 16 – Share-Based Compensation for further detail.

Income Taxes

Income taxes are accounted for using the asset and liability method. This requires the recognition of taxes currently payable or refundable and the recognition of deferred tax assets and liabilities for the future tax consequences of events that are recognized in one reporting period on the consolidated financial statements but in a different reporting period on the tax returns. Tax credits are recognized as a reduction of income tax expense in the year the credit arises. See Note 17 – Income Taxes for further detail.

Net Income (Loss) per Share

Basic net income (loss) per share attributable to SSI is based on the weighted average number of outstanding common shares during the periods presented including vested deferred stock units (“DSUs”) and restricted stock units (“RSUs”). Diluted net income (loss) per share attributable to SSI is based on the weighted average number of common shares outstanding, assuming dilution. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of performance shares, DSU and RSU awards using the treasury stock method. Certain of the Company’s stock options, RSUs and performance share awards were excluded from the calculation of diluted net income (loss) per share because they were antidilutive, but these options and awards could be dilutive in the future. See Note 18 – Net Income (Loss) Per Share for further detail.

Effective September 1, 2009, the Company adopted the accounting standard for noncontrolling interests in consolidated financial statements. Certain provisions of this accounting standard are required to be adopted retrospectively for all periods presented and include a requirement that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity. Further, as a result of adopting this accounting standard, net (income) loss attributable to noncontrolling interests is now deducted from the income (loss) from continuing operations to arrive at the net income (loss) from continuing operations attributable to SSI for purposes of calculating net income (loss) per share.

Use of Estimates

The preparation of the Company’s consolidated financial statements in accordance with generally accepted accounting principles in the US of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. Examples include valuation of assets received in acquisitions; revenue recognition; the allowance for doubtful accounts; estimates of contingencies, including environmental liabilities; intangible asset valuation; inventory valuation; pension plan assumptions; and the assessment of the valuation of deferred income taxes and income tax contingencies. Actual results may differ from estimated amounts.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The majority of cash and cash equivalents are maintained with two major financial institutions (Bank of America and Wells Fargo Bank, N.A.). Balances in these institutions exceeded the FDIC insurance amount of $250,000 as of August 31, 2010. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, letters of credit and monitoring procedures.

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  55

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company is exposed to credit risk with respect to open letters of credit, as most shipments to foreign customers are supported by letters of credit. The Company had $85 million and $99 million of open letters of credit, as of August 31, 2010 and 2009, respectively.

Reclassifications

Certain prior year amounts in the statement of cash flows have been reclassified within cash flows from operating activities to conform to the current year presentation. These changes had no impact on previously reported operating income, net income (loss) or net cash provided by operating activities.

Note 3 – Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance that defines fair value, establishes a framework for measuring fair value, and expands fair value measurement disclosure. This guidance, as it relates to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis, was effective for the Company for the fiscal year ended August 31, 2010. Assets acquired through business combinations completed during the year ended August 31, 2010 were valued in accordance with this guidance. Non-recurring, non-financial asset fair value measurements also include those used in the Company’s test of recoverability of goodwill and indefinite-lived intangible assets, in which the Company determines whether fair values of its applicable reporting segments exceed their carrying values.

In December 2007, the FASB issued amended guidance regarding business combinations, establishing principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, liabilities assumed, any resulting goodwill and any noncontrolling interest in an acquiree in its financial statements, as well as requiring that all transaction costs be expensed as incurred. This guidance also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of a business combination. This amended guidance became effective for the Company beginning September 1, 2009 and has been applied prospectively to all business combinations completed in fiscal 2010. Transaction costs of $1 million related to acquisitions that had not been completed at the time of adoption were expensed and all subsequent transaction costs have been expensed as incurred.

In December 2007, the FASB issued new guidance regarding the accounting and reporting for noncontrolling interests in subsidiaries. This guidance clarifies that noncontrolling interests in subsidiaries should be accounted for as a component of equity separate from the parent’s equity. Additionally, the guidance requires that income from noncontrolling interests be presented below net income to derive a net income figure attributable to the parent entity. This guidance became effective for the Company beginning September 1, 2009 and the applicable classification and presentation provisions were applied retrospectively.

In December 2008, the FASB issued guidance relating to an employer’s disclosures about the plan assets of a defined benefit pension or post retirement plan. The guidance requires additional disclosure regarding investment policies and strategies, fair value of each major asset category based on risks of the assets, inputs and valuation techniques used to estimate fair value, fair value measurement hierarchy for each asset category and significant concentrations of risk information. This guidance was effective for the Company for the fiscal year ended August 31, 2010 and the disclosures have been incorporated accordingly. See Note 15 – Employee Benefits.

In June 2009, the FASB established the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative US GAAP for all non-governmental entities. The Codification changes the referencing and organization of accounting guidance and became effective for us beginning September 1, 2009. There were no changes to US GAAP as a result of the issuance of the FASB Codification.

In January 2010, an accounting standards update was issued by the FASB to improve disclosure requirements related to fair value measurement. This update requires additional disclosures relating to significant transfers in and out of Levels 1 and 2 fair value measurements, along with the reason for the transfer and separate presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. The update was effective for

56  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the Company in the third quarter of the fiscal year ended August 31, 2010, except for disclosures relating to Level 3 activity, which will be effective for the fiscal year ending August 31, 2012 and will be applied prospectively and thus will not have any impact on previously issued financial information. See Note 14 – Derivative Financial Instruments and Fair Value Measurements.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements in the second quarter of fiscal 2010. In preparing the accompanying audited financial statements the Company has reviewed events that occurred after August 31, 2010, the balance sheet date, noting no material subsequent events.

Recently Issued Accounting Standards

In June 2009, the FASB issued a new accounting standard that revised the guidance for the consolidation of variable interest entities (“VIE”). This new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE and requires an ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. This guidance is effective for the Company beginning September 1, 2010 and it is expected that the adoption will not have an impact on the Company’s consolidated financial position or results of operations.

In July 2010, the FASB issued an accounting standards update to require further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. This update will be effective for the Company in the second quarter of fiscal 2011, except for the disclosures relating to activity that occurred during a reporting period which is effective for the Company in the third quarter of fiscal 2011. Since this update addresses only disclosures related to credit quality of financing receivables and the allowance for credit losses, it is not expected that the adoption of this update will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 4 – Inventories, net

Inventories consisted of the following as of August 31 (in thousands):

	2010	2009
Processed and unprocessed scrap metal	$189,618	$77,607
Semi-finished goods (billets)	5,593	9,600
Finished goods	43,352	66,936
Supplies	30,639	31,581
Inventory reserve	(1,099)	(1,269)

Inventories, net	$268,103	$184,455

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  57

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following as of August 31 (in thousands):

	2010	2009
Machinery and equipment	$533,373	$507,651
Land and improvements	190,673	183,979
Buildings and leasehold improvements	62,663	64,656
Office equipment	32,380	31,850
ERP systems	13,773	13,761
Construction in progress	39,039	11,100

	871,901	812,997
Less: accumulated depreciation	(411,091)	(365,769)

Property, plant and equipment, net	$460,810	$447,228

Depreciation expense for property, plant and equipment, which includes amortization of assets under capital leases, was $57 million, $56 million and $48 million for the years ended August 31, 2010, 2009 and 2008, respectively.

Note 6 – Investment in and Advances to Joint Ventures

As of August 31, 2010, the Company had five joint venture interests which were accounted for under the equity method of accounting and presented as part of the MRB operations.

The following tables present summarized unaudited financial information for the Company’s joint ventures in which the Company was a partner (in thousands):

		August 31,
		2010	2009
Current assets		$27,569	$20,685
Non-current assets		14,971	17,299

Total assets		$42,540	$37,984

Current liabilities		$10,727	$9,273
Non-current liabilities		1,610	1,908
Partners’ equity		30,203	26,803

Total liabilities and partners’ equity		$42,540	$37,984

	Year Ended August 31,
	2010	2009	2008
Revenues	$63,610	$53,907	$105,952
Operating income	$5,765	$2,266	$24,707
Net income	$6,259	$2,532	$25,113

The Company’s investment in equity method joint venture investments has resulted in cumulative undistributed earnings of $12 million and $9 million as of August 31, 2010 and 2009, respectively, that are included as a part of partners’ equity of the joint ventures.

Note 7 – Business Combinations

On September 1, 2009, the Company adopted the revised accounting standard for business combinations issued by the FASB in December 2007. This standard requires the Company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date and requires acquisition costs to be expensed as incurred.

58  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the year ended August 31, 2010, the Company spent $41 million to acquire six self-service used auto parts stores and a metals recycler. These acquisitions were as follows:

•

In October 2009, the Company acquired four self-service used auto parts stores located near MRB’s export facility in Portland, Oregon. This acquisition represented the Company’s first used auto parts operations in the Pacific Northwest.

•

In January 2010, the Company acquired two self-service used auto parts stores, which increased to four the number of used auto parts stores that the Company operates in the Dallas-Fort Worth Metroplex.

•	In April 2010, the Company acquired a metals recycler in Montana to provide an additional source of scrap metal for MRB’s Tacoma, Washington export facility.

For each acquisition the purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the date of acquisition. The excess of the aggregate purchase prices over the fair value of the identifiable net assets acquired of $27 million was recorded as goodwill, which is expected to be deductible for tax purposes.

The acquisitions completed in fiscal 2010 were not material, individually or in the aggregate, to the Company’s financial position or results of operations. Pro forma operating results for the fiscal 2010 acquisitions are not presented, since the aggregate results would not be significantly different than reported results.

During the year ended August 31, 2009, the Company acquired the following:

•	In December 2008, the Company acquired a metals recycler in Washington to provide an additional source of scrap metal for MRB’s Tacoma, Washington export facility.
•

In February 2009, the Company acquired a metals recycler in Puerto Rico. This acquisition expanded the Company’s presence into a new region, increased the Company’s processing capability and provided new sources of scrap metal and access to international export facilities.

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

•	In February 2009, the Company acquired a self-service used auto parts business with two locations in California. This acquisition strengthened the Company’s presence in Northern California.
•	In March 2009, the Company acquired a metals recycler in Nevada to provide an additional source of scrap metal for MRB’s Oakland, California export facility.

For each acquisition the purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the date of acquisition. The excess of the aggregate purchase prices over the fair value of the identifiable net assets acquired of $61 million was recorded as goodwill, of which $14 million is expected to be deductible for tax purposes.

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  59

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the aggregate fair values of assets acquired and liabilities assumed for acquisitions completed during the year ended August 31, 2009 (in thousands):

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

The following table presents the intangible assets associated with the acquisitions completed during the year ended August 31, 2009 (dollars in thousands):

	Life In Years	Gross Carrying Amount
Tradename	1	$76
Employment agreements	2	1,117
Covenants not to compete	5 – 20	5,646
Permit and licenses	3	80
Supply contracts	6	2,055

		$8,974

The following unaudited pro forma summary presents the effect on the consolidated financial results of the Company of the businesses acquired during the year ended August 31, 2009 as though the businesses had been acquired as of the beginning of the years ended August 31 (in thousands):

	2009	2008
Revenues	$1,794,139	$3,597,062
Operating income (loss)	$(54,276)	$429,792
Net income (loss)	$(35,091)	$271,684
Net income (loss) per share – basic	$(1.24)	$9.60
Net income (loss) per share – diluted	$(1.24)	$9.41

60  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

These pro forma results are not necessarily indicative of what actual results would have been had these acquisitions occurred for the periods presented. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any synergies that may be achieved from combining operations.

During the year ended August 31, 2008, the Company acquired the following:

•	In September 2007, the Company acquired a mobile metals recycling business that provides additional sources of scrap metal to MRB’s Everett, Massachusetts facility.
•

In November 2007, the Company acquired two metals recycling businesses and in February 2008 the Company acquired one metals recycling business that expanded the Company’s presence in the Southeastern US.

•

In February 2008, the Company acquired the remaining 50% equity interest in an auto parts business located in Nevada in exchange for its 50% interest in the land and buildings, owned by the entity. The acquired business was previously consolidated into the Company’s financial statements because the Company maintained operating control over the entity.

•	In August 2008, the Company acquired a self-service used auto parts business with three locations in the Southeastern US.

The acquisitions completed in fiscal 2008 were not material, individually or in the aggregate, to the Company’s financial position or results of operations. Pro forma operating results for the fiscal 2008 acquisitions are not presented, since the aggregate results would not be significantly different than reported results.

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

Note 8 – Discontinued Operations

In October 2009, the Company sold its full-service used auto parts operation, which had been operated as part of the APB reporting segment. The Company concluded that the divestiture met the definition of a discontinued operation. Accordingly, the results of this discontinued operation have been reclassified for all periods presented. The sale resulted in a loss of $15 million, net of tax, and included the write-off of $12 million of goodwill that was allocated to the full-service operation from the APB reporting segment. Operating results of the discontinued operations are summarized below. The amounts exclude general corporate overhead previously allocated to the full-service used auto parts operation.

	Year Ended August 31,
(In thousands)	2010	2009	2008
Revenues	$9,991	$112,996	$124,600

Gain (loss) from discontinued operations before income taxes	$761	$(6,484)	$(943)
Loss on sale of full-service operation, including adjustments	(16,468)	0	0
Income tax benefit	1,875	2,270	330

Loss from discontinued operations, net of tax	$(13,832)	$(4,214)	$(613)

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  61

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities of discontinued operations consisted of the following as of August 31, 2009 (in thousands):

Current assets	$41,670
Noncurrent assets	$8,538
Current liabilities	$8,740
Noncurrent liabilities	$5,167

Note 9 – Goodwill and Other Intangible Assets, net

The gross changes in the carrying amount of goodwill by reporting segment for the years ended August 31, 2010 and 2009 were as follows (in thousands):

	MRB	APB	Total
Balance as of August 31, 2008	$170,202	$135,984	$306,186
Acquisitions	58,775	2,078	60,853
Foreign currency translation adjustment	0	(480)	(480)

Balance as of August 31, 2009	228,977	137,582	366,559
Acquisitions	3,091	23,927	27,018
Divestitures	0	(12,030)	(12,030)
Purchase accounting adjustments	(1,870)	204	(1,666)
Foreign currency translation adjustment	0	451	451

Balance as of August 31, 2010	$230,198	$150,134	$380,332

The following table presents the Company’s intangible assets and their related lives as of August 31 (dollars in thousands):

	Life In Years	2010		2009
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangibles:
Tradename	Indefinite	$750	$0	$750	$0
Tradename	20	0	0	972	(227)
Tradename	1 – 6	583	(423)	583	(275)
Marketing agreement	5	563	(159)	0	0
Employment agreements	2	1,117	(884)	1,117	(326)
Covenants not to compete	3 – 20	27,797	(13,329)	22,782	(9,949)
Leasehold interests	4 – 25	862	(266)	1,550	(540)
Lease termination fee	15	200	(200)	200	(191)
Permits and licenses	3 – 9	780	(54)	80	(13)
Supply contracts	Indefinite	361	0	361	0
Supply contracts	5 – 6	4,571	(2,035)	5,269	(1,931)
Real property options	Indefinite	210	0	210	0

Total		$37,794	$(17,350)	$33,874	$(13,452)

The total intangible asset amortization expense for the years ended August 31, 2010, 2009 and 2008 was $6 million, $5 million and $4 million, respectively.

62  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The estimated amortization expense, based on current intangible asset balances, during the next five fiscal years and thereafter is as follows (in thousands):

Years ending August 31,	Estimated Amortization Expense
2011	$4,603
2012	3,590
2013	2,752
2014	2,258
2015	767
Thereafter	5,153

$19,123

Note 10 – Short-Term Borrowings

The Company’s short-term borrowings consist primarily of a one year, unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. that expires March 1, 2011. Interest rates on outstanding indebtedness under the unsecured line of credit are set by the bank at the time of borrowing. The Company had no borrowings outstanding under this facility as of August 31, 2010 or 2009. The credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of August 31, 2010 and 2009, the Company was in compliance with all such covenants.

Note 11 – Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following as of August 31 (in thousands):

	2010	2009
Bank unsecured revolving credit facility, interest at LIBOR plus a spread (0.79% as of August 31, 2010)	$90,000	$100,000
Tax-exempt economic development revenue bonds due January 2021, interest payable monthly at a variable rate (0.40% as of August 31, 2010), secured by a letter of credit	7,700	7,700
Capital lease obligations due through September 2015, interest at rates ranging from 3.40% to 6.37% as of August 31, 2010	2,084	2,674
Other	645	1,357

Total long-term debt	100,429	111,731
Less: current maturities	(1,189)	(1,317)

Long-term debt and capital lease obligations, net of current maturities	$99,240	$110,414

The Company maintains a $450 million revolving credit facility that matures in July 2012 pursuant to an unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto. Interest rates on outstanding indebtedness under the amended agreement are based, at the Company’s option, on either the London Interbank Offered Rate plus a spread of between 0.50% and 1.00%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.10% and 0.25% based on a pricing grid tied to the Company’s leverage ratio. The Company paid commitment fees of less than $1 million for the years ended August 31, 2010, 2009 and 2008. The weighted average interest rate on amounts outstanding under this facility was 0.79% and 0.78% as of August 31, 2010 and 2009, respectively. The bank credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  63

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

and a maximum leverage ratio. As of August 31, 2010 and 2009, the Company was in compliance with all such covenants.

Principal payments on long-term debt and capital lease obligations during the next five fiscal years and thereafter are as follows (in thousands):

Years ending August 31,	Long-term Debt	Capital Lease Obligations	Total
2011	$645	$673	$1,318
2012	90,000	645	90,645
2013	0	589	589
2014	0	397	397
2015	0	90	90
Thereafter	7,700	2	7,702

	98,345	2,396	100,741
Amounts representing interest	0	(312)	(312)

	$98,345	$2,084	$100,429

Letters of credit totaling $18 million were outstanding as of August 31, 2010 related to certain obligations, including workers’ compensation and performance bonds.

Note 12 – Commitments and Contingencies

Commitments

The Company leases a portion of its capital equipment and certain of its facilities under leases that expire at various dates through July 2024. Rent expense was $18 million, $19 million and $21 million for fiscal 2010, 2009 and 2008, respectively. See Note 19 – Related Party Transactions for a discussion of leases with related parties.

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

The fair value of the natural gas contract is determined using a forward price curve based on observable market price quotations at a major natural gas trading hub. Effective for the delivery period from November 1, 2009 through October 31, 2010, the committed rate is $10.99 per million British Thermal Units (“MMBTU”). See Note 14 – Derivative Financial Instruments and Fair Value Measurements for further disclosures.

SMB also has an electricity contract with McMinnville Water and Light that requires a minimum purchase of electricity at a rate subject to variable pricing, whether or not the amount is utilized. The contract expires in September 2011.

64  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The table below sets forth the Company’s future minimum obligations under non-cancelable operating leases from unrelated parties, service obligations and purchase commitments as of August 31, 2010 (in thousands):

Fiscal Year	Operating Leases	Service Obligations	Purchase Commitments	Total
2011	$14,459	$1,399	$4,881	$20,739
2012	12,476	418	890	13,784
2013	10,350	83	0	10,433
2014	7,628	30	0	7,658
2015	4,012	30	0	4,042
Thereafter	4,965	0	0	4,965

Total	$53,890	$1,960	$5,771	$61,621

Contingencies – Environmental

The Company evaluates the adequacy of its environmental liabilities on a quarterly basis in accordance with Company policy. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which reserves were established.

Changes in the Company’s environmental liabilities for the years ended August 31, 2010 and 2009 were as follows (in thousands):

Reporting Segment	Balance 9/1/2008	Reserves Released, Net(1)	Payments	Ending Balance 8/31/2009	Reserves Established (Released), Net(2)	Payments	Ending Balance 8/31/2010	Short-Term	Long-Term
Metals Recycling Business	$26,704	$(519)	$(577)	$25,608	$710	$(944)	$25,374	$2,034	$23,340
Auto Parts Business	17,000	(700)	0	16,300	(1,800)	0	14,500	554	13,946

Total	$43,704	$(1,219)	$(577)	$41,908	$(1,090)	$(944)	$39,874	$2,588	$37,286

(1)

During fiscal 2009, the Company released $4 million in environmental reserves, primarily related to the resolution of the Hylebos Waterway litigation, which was partially offset by $2 million in environmental liabilities recorded in purchase accounting related to acquisitions completed in fiscal 2009 and $1 million in new reserves.

(2)

During fiscal 2010, the Company released $2 million in environmental reserves through discontinued operations related to the full-service auto parts operation, which was partially offset by $1 million in environmental liabilities recorded in purchase accounting.

Metals Recycling Business

As of August 31, 2010, MRB had environmental reserves of $25 million for the potential remediation of locations where it has conducted business and has environmental liabilities from historical or recent activities.

Portland Harbor

The Company has been notified by the US Environmental Protection Agency (“EPA”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) that it is one of at least 100 potentially responsible parties (“PRPs”) that own or operate or formerly owned or operated sites adjacent to the Portland Harbor Superfund site (the “Site”). The precise nature and extent of any cleanup of the Site, the parties to be involved, the process to be followed for any cleanup and the allocation of the costs for any cleanup among responsible parties have not yet been determined, but the process of identifying additional PRPs and beginning allocation of costs is underway. It is unclear to what extent the Company will be liable for environmental costs or natural resource damage claims or third party contribution or damage claims with respect to the Site. While the Company participated in certain

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  65

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

preliminary Site study efforts, it is not party to the consent order entered into by the EPA with certain other PRPs, referred to as the “Lower Willamette Group” (“LWG”), for a remedial investigation/feasibility study (“RI/FS”).

During fiscal 2007, the Company and certain other parties agreed to an interim settlement with the LWG under which the Company made a cash contribution to the LWG RI/FS. The Company has also joined with more than 80 other PRPs, including the LWG, in a voluntary process to establish an allocation of costs at the Site. These parties have selected an allocation team and are finalizing an allocation process design agreement. The LWG has also commenced federal court litigation, which has been stayed, seeking to bring additional parties into the allocation process.

In January 2008, the Natural Resource Damages Trustee Council (“Trustees”) for Portland Harbor invited the Company and other PRPs to participate in funding and implementing the Natural Resource Injury Assessment for the Site. Following meetings among the Trustees and the PRPs, a funding and participation agreement was negotiated under which the participating PRPs agreed to fund the first phase of natural resource damage assessment. The Company joined in that Phase I agreement and paid a portion of those costs. The Company did not participate in funding the second phase of the natural resource damage assessment.

The cost of the investigations and any remediation associated with the Site will not be reasonably estimable until completion of the data review and further investigations now being conducted by the LWG and the Trustees and the selection and approval of a remedy by the EPA. However, given the size of the Site and the nature of the conditions identified to date, the total cost of the investigations and remediation is likely to be substantial. In addition, because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs, it is not possible to estimate the costs which the Company might incur in connection with the Site, although such costs could be material to the Company’s financial position or results of operations. The Company has insurance policies that we believe will provide reimbursement for costs we incur for defense and remediation in connection with the Site, although there is no assurance that those policies will cover all of the costs which we may incur. In fiscal 2006, the Company recorded a liability for its then estimated share of the costs of the investigation incurred by the LWG to date. As of August 31, 2010 and 2009, the Company’s reserve for third party investigation costs of the Site was $1 million.

The Oregon Department of Environmental Quality is separately providing oversight of voluntary investigation by the Company involving the Company’s sites adjacent to the Portland Harbor which are focused on controlling any current “uplands” releases of contaminants into the Willamette River. No reserves have been established in connection with these investigations because the extent of contamination (if any) and the Company’s responsibility for the contamination (if any) has not yet been determined.

Other Metals Recycling Business Sites

As of August 31, 2010, the Company had environmental reserves related to various MRB sites of $24 million. The reserves, which range in amounts from less than $1 million to $2 million per site, relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues. No material environmental compliance enforcement proceedings are currently pending related to these sites.

Auto Parts Business

As of August 31, 2010, the Company had environmental reserves related to various APB sites of $15 million. The reserves, which range in amounts from less than $1 million to $2 million per site, relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues. No material environmental compliance enforcement proceedings are currently pending related to these sites.

66  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

SMB has an operating permit issued under Title V of the Clean Air Act Amendments of 1990, which governs certain air quality standards. The permit was first issued in 1998 and has since been renewed through 2012. The permit is based on an annual production capacity of 950 thousand tons.

SMB had no environmental reserves as of August 31, 2010.

Other than Portland Harbor, which is discussed above, management currently believes that adequate provision has been made in the financial statements for the potential impact of these issues and that the outcomes will not significantly impact the financial position or the results of operations of the Company, although they may have a material impact on earnings for a particular quarter. Historically, the amounts the Company has ultimately paid for such remediation activities have not been material.

Note 13 – Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows as of August 31 (in thousands):

	2010	2009
Cumulative foreign currency translation adjustment	$2,419	$1,896
Pension obligations, net	(4,855)	(3,906)
Net unrealized loss on cash flow hedges	(116)	(536)

	$(2,552)	$(2,546)

Note 14 – Derivative Financial Instruments and Fair Value Measurements

Natural gas price risk management

In order to minimize the volatility of its natural gas costs, SMB entered into a take-or-pay natural gas contract that obligates it to purchase a minimum of 2,000 MMBTUs per day through October 31, 2010, whether or not the amount is utilized. The contract expires on May 31, 2011.

Fair value measurement

SMB’s natural gas contract is classified as a derivative instrument and carried at fair value. Fair value for this instrument, the Company’s only financial instrument carried at fair value, is determined using a forward price curve based on observable market price quotations at a major natural gas trading hub. The Company considers nonperformance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of the counterparty when the Company is in an unrealized gain position or on the Company’s own credit spread when the Company is in an unrealized loss position. This assessment of nonperformance risk is generally derived from the credit default swap market or from bond market credit spreads. The impact of the credit risk adjustments for the Company’s outstanding derivative was not material to the fair value calculation as of August 31, 2010. Mark-to-market adjustments on this instrument resulted in a derivative liability of $1 million as of August 31, 2010 compared to $6 million as of August 31, 2009. This amount is classified as a Level 2 fair value measurement under the fair value hierarchy described in Note 2 – Summary of Significant Accounting Policies.

Derivative designated as a hedging instrument

On September 1, 2008, the Company designated the entire remaining portion of the natural gas contract as a cash flow hedge. Due to changes in the expectation of the Company’s future production as a result of changes in market conditions, the Company de-designated the contract as a hedge and re-designated only a portion, 20,000 MMBTUs per month, as a cash flow hedge in October 2008. The remaining portion of the contract is accounted for as a derivative not designated as a hedge.

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  67

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Amounts included in accumulated other comprehensive income (“AOCI”) are reclassified to cost of goods sold when the forecasted purchase transaction is recognized in earnings and when ineffectiveness arises out of the hedge. Included in other accrued liabilities is the fair value of the designated hedge portion of the derivative of less than $1 million and $2 million as of August 31, 2010 and 2009, respectively. The effective portion of realized losses reclassified into cost of goods sold was $1 million for the years ended August 31, 2010 and 2009. The ineffective portion of unrealized losses included in cost of goods sold was less than $1 million for the years ended August 31, 2010 and 2009. The unrealized loss, net of tax, for the effective portion of the hedge was less than $1 million and $1 million for the years ended August 31, 2010 and 2009, respectively. Upon de-designation of the cash flow hedge in October 2008, $1 million was reclassified from AOCI to cost of goods sold. Existing unrealized losses, net of tax, of less than $1 million currently recorded in AOCI are expected to be reclassified into cost of goods sold in the first quarter of the year ending August 31, 2011. No derivatives were designated as hedges in fiscal 2008.

Derivative not designated as a hedging instrument

For the portion of the natural gas contract not designated as a hedge, the Company recognizes the change in fair value in cost of goods sold in the period of change. Included in other accrued liabilities is the fair value of the derivative not designated as a hedge of $1 million and $4 million as of August 31, 2010 and 2009, respectively. Net gains (losses) of $3 million, ($1) million and ($3) million were recognized in cost of goods sold for the years ended August 31, 2010, 2009 and 2008, respectively.

Note 15 – Employee Benefits

The Company and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies. These plans include a defined benefit pension plan, a supplemental executive retirement benefit plan (“SERBP”), multiemployer pension plans and defined contribution plans.

Defined Benefit Pension Plan and Supplemental Executive Retirement Benefit Plan

The Company maintains a qualified defined benefit pension plan for certain nonunion employees. Effective June 30, 2006, the Company froze this plan and ceased accruing further benefits. The Company reflects the funded status of the defined benefit pension plan as a net asset in its consolidated balance sheets. Changes in its funded status are recognized in comprehensive income. Net periodic pension benefit cost was $1 million for the years ended August 31, 2010 and 2009, respectively and income of less than $1 million was recognized in the year ended August 31, 2008. The fair value of the plan assets was $15 million and $14 million as of August 31, 2010 and 2009, respectively and the projected benefit obligation was $15 million and $14 million as of August 31, 2010 and 2009, respectively. The plan was fully funded with plan assets exceeding the projected benefit obligation by less than $1 million and $1 million as of August 31, 2010 and 2009, respectively. Plan assets are comprised of $14 million of Level 1 investments and $1 million of Level 2 investments as of August 31, 2010. Level 1 assets are valued based on quoted market price of identical securities in the principal market. Level 2 investments are valued at the net asset value of the fund which is provided by the fund’s manager and independent administrator. No contributions are expected to be made to the defined benefit pension plan in the future; however, changes in the discount rate or actual investment returns that are lower than the long-term expected return on plan assets could result in the need for the Company to make additional contributions. The assumed discount rate used to calculate the projected benefit obligations was 4.87% and 5.36% as of August 31, 2010 and 2009, respectively. The Company estimates future annual benefit payments to approximate $1 million per year.

The Company also has a nonqualified SERBP for certain executives. A restricted trust fund has been established with assets invested in life insurance policies that can be used for plan benefits, although the fund is subject to claims of the Company’s general creditors. The trust fund is included in other assets and the pension liability is included in other long-term liabilities in the Company’s consolidated balance sheets. The trust fund is valued at $2 million as of August 31, 2010 and 2009. The trust fund assets’ gains and losses are included in other income (expense) in the Company’s consolidated statements of operations. The benefit obligation and the unfunded amount each were $3 million and $2 million as of August 31, 2010 and 2009, respectively. The Company estimates future annual benefit

68  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

payments to approximate less than $1 million per year. Net periodic pension benefit cost recognized for the SERBP, consisting primarily of interest cost, was less than $1 million for the years ended August 31, 2010, 2009 and 2008.

Because the defined benefit pension plan and the SERBP are immaterial to the consolidated financial statements other disclosures required by generally accepted accounting principles have been omitted.

Multiemployer Pension Plans

The Company contributes to various multiemployer pension plans in accordance with its collective bargaining agreements. Multiemployer pension plans are defined benefit plans sponsored by multiple employers in accordance with one or more collective bargaining agreements. The plans are jointly managed by trustees that include representatives from both management and labor unions. Contributions to the plans are made based upon a fixed rate per hour worked and are agreed to by contributing employers and the unions in collective bargaining. Benefit levels are set by a joint board of trustees based on the advice of an independent actuary regarding the level of benefits that agreed-upon contributions can be expected to support. To the extent that the pension obligation of other participating employers is unfunded, the Company may be required to make additional contributions in the future to fund these obligations. Company contributions to the multiemployer plans were $3 million, $3 million and $4 million for the years ended August 31, 2010, 2009 and 2008, respectively.

Approximately 60% of the Company’s multiemployer pension plan contributions are made to the Western Independent Shops Pension Trust (the “WISP Trust”) for the benefit of union employees of SMB. In 2004, the Internal Revenue Service (“IRS”) approved a seven-year extension of the period over which the WISP Trust may amortize unfunded liabilities, conditioned upon maintenance of certain minimum funding levels. Based on the actuarial valuation for the WISP Trust as of October 1, 2009 (the latest available actuarial information), the funded percentage of the WISP Trust (based on the ratio of the market value of assets to the accumulated benefits liability (present value of accrued benefits)) was 65.4%, which is below the targeted funding ratio specified in the agreement with the IRS. As a result, the WISP Trust is in the process of seeking relief from the specified funding requirement from the IRS. If the WISP Trust cannot obtain relief, revocation by the IRS of the amortization extension retroactively to the 2002 plan year could occur and result in a material liability for the Company’s share of the resulting funding deficiency, the extent of which currently cannot be estimated.

In 2006, the Pension Protection Act (the “Act”) became law and, together with related regulations, established new minimum funding requirements for multiemployer pension plans. The Act mandates that multiemployer pension plans that are below certain funding levels or that have projected funding deficiencies adopt a funding improvement plan or a rehabilitation program to improve the funding levels over a defined period of time. In January 2010, the Company was notified by the plan administrator of the WISP Trust that the plan is in “critical status” for 2009 because without the benefit of the relief from the IRS discussed above, the WISP Trust’s funding standard account is expected to show a funding deficiency as of September 30, 2010. As a result, the trustees of the WISP Trust are required to update the WISP Trust’s rehabilitation plan. Adoption of any updates to the rehabilitation plan is subject to collective bargaining. The current contribution rate increases 6% per year. At this time, the Company is not required to increase its contributions to the WISP Trust beyond the 6%.

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

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  69

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company also has contingent liabilities for its share of the unfunded liabilities of each plan to which it contributes, including a withdrawal liability of $28 million for the WISP Trust (calculated by the trust’s actuary as of September 30, 2009). The withdrawal liabilities would be triggered only if the Company were to withdraw or partially withdraw from the respective plans. Because the Company has no current intention of withdrawing from any of the multiemployer plans in which it participates, it has not recognized a liability for these contingencies.

Defined Contribution Plans

The Company has several defined contribution plans covering certain employees. Company contributions to the defined contribution plans totaled $3 million, $4 million and $7 million for the years ended August 31, 2010, 2009 and 2008, respectively. The Company suspended employer contributions to these plans in March 2009 and resumed certain contributions to these plans in April 2010. The Company expects to make contributions of $3 million to its defined contribution plans in the year ending August 31, 2011.

Note 16 – Share-Based Compensation

The Company’s 1993 Stock Incentive Plan (“the Plan”) was established for its employees, consultants and directors. At the 2006 Annual Meeting of Shareholders, the Company’s shareholders approved amendments to the Plan to (a) authorize the grant of performance-based long-term incentive awards (“performance-based awards”) under the Plan that would be eligible for treatment as performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986 and (b) increase the per-employee limit on grants of options and stock appreciation rights under the Plan from 100,000 shares to 150,000 shares annually. At the Annual Meeting of Shareholders on January 28, 2009, the Company’s shareholders approved an amendment to the Plan to increase the number of shares of Class A common stock reserved for issuance under the Plan from 7.2 million shares to 12.2 million shares. Share-based compensation expense was $11 million, $9 million and $14 million for the years ended August 31, 2010, 2009 and 2008, respectively. Tax benefits used for option exercises and vesting of restricted stock units of less than $1 million were recognized for the year ended August 31, 2010 and tax benefits realized were $1 million and $2 million for the years ended August 31, 2009 and 2008, respectively.

In connection with former Chief Executive Officer John D. Carter’s planned transition from Chief Executive Officer to executive Chairman of the Board effective December 1, 2008, the Company entered into an amended and restated employment agreement which reduced Mr. Carter’s annual salary, capped future annual bonus awards, limited his entitlement to forward participation in the Company’s Long Term Incentive Plan to vesting of prior awards and granted Mr. Carter a stock award having a grant date fair value of $2 million, which fully vested on the grant date. The $2 million is included in the total share-based compensation expense for the year ended August 31, 2009 described above.

Restricted Stock Units

The Plan provides for the issuance of RSUs. The estimated fair value of the RSUs is based on the market closing price of the underlying Class A common stock on the date of grant. The compensation expense associated with the RSUs granted is recognized over the respective requisite service period of the awards.

During the years ended August 31, 2010, 2009 and 2008, the Compensation Committee granted 115,179 RSUs, 104,399 RSUs and 74,593 RSUs, respectively, to its key employees and officers under the Plan. The RSUs have a five-year term and vest 20% per year commencing June 1 of the year after grant.

On April 27, 2010, the Compensation Committee granted 25,000 RSUs to Tamara Lundgren, the Company’s President and Chief Executive Officer. The RSUs have a two-year term and vest 100% on April 27, 2012.

The estimated fair value of the RSUs granted during the years ended August 31, 2010, 2009 and 2008 was $7 million, $5 million and $7 million, respectively.

70  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Fair Value(1)
Outstanding as of August 31, 2007	248	$44.83

Granted	75	$87.52
Vested	(60)	44.36	$102.85
Forfeited	(2)	43.75

Outstanding as of August 31, 2008	261	$57.19

Granted	106	$51.08
Vested	(80)	53.56	$53.95
Forfeited	(26)	56.93

Outstanding as of August 31, 2009	261	$56.20

Granted	154	$48.83
Vested	(88)	52.45	$46.48
Forfeited	(16)	57.37

Outstanding as of August 31, 2010	311	$53.55

(1)	Amounts represent the value of the Company’s Class A common stock on the date that the restricted stock units vested.

The Company recognized compensation expense associated with RSUs of $5 million, $4 million and $4 million for the years ended August 31, 2010, 2009 and 2008, respectively. As of August 31, 2010, total unrecognized compensation costs related to unvested RSUs amounted to $14 million, which is expected to be recognized over a weighted average period of 3 years. Tax benefits used of less than $1 million were recognized for RSUs vested in each of the years ended August 31, 2010 and 2009, and tax benefits realized were $1 million for the year ended August 31, 2008.

Performance Share Awards

The Plan authorizes performance-based awards to certain employees subject to certain conditions and restrictions. A participant generally must be employed by the Company on October 31 following the end of the performance period to receive an award payout, although adjusted awards will be paid if employment terminates earlier on account of death, disability, retirement, termination without cause after the first year of the performance period or a sale of the Company or the reporting segments for which the participant works. Awards will be paid in Class A common stock as soon as practicable after October 31 following the end of the performance period.

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

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  71

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2006 – 2008 Performance Share Awards

On November 29, 2005, the Compensation Committee approved performance-based awards under the Plan. The Compensation Committee approved additional awards on the same terms to two executive officers and one officer in a division on January 30, 2006 and April 28, 2006, respectively.

The Compensation Committee established a series of performance targets, which included the Company’s total shareholder return for the performance period relative to the S&P 500 Industrials (weighted at 50%), the operating income per ton of MRB for the performance period (weighted at 16 2/3%), the number of Economic Value Added positive stores of APB for the last year of the performance period (weighted at 16 2/3%) and the man hours per ton of SMB for the performance period (weighted at 16 2/3%), corresponding to award payouts ranging from 25% to 300% of the weighted portions of the target awards. For participants who worked exclusively in one reporting segment, the awards were weighted 50% on the performance measure for their segment and 50% on total shareholder return.

The fair value of performance-based awards granted during the period was determined by multiplying the total number of shares of Class A common stock expected to be issued by the Company’s closing stock price as of the date of the grant and was recognized over the requisite service period of 2.9 years. The weighted average fair value of performance-based awards granted during the year ended August 31, 2006 was $34.27. These performance-based awards vested during the year ended August 31, 2009.

Fiscal 2007 – 2009 Performance Share Awards

On November 27, 2006, the Compensation Committee approved performance-based awards under the Plan. The Compensation Committee established performance targets based on the Company’s average growth in earnings per share (weighted at 50%) and the Company’s average return on capital employed (weighted at 50%) for the three years of the performance period, with award payouts ranging from a threshold of 50% to a maximum of 200% for each portion of the target awards. For measuring earnings per share growth in the year ended August 31, 2007, the Compensation Committee set the fiscal 2006 diluted earnings per share amount lower than the actual amount, reflecting the elimination of certain large non-recurring items. The weighted average grant date fair value of performance-based awards granted during the year ended August 31, 2007 was $39.72. These performance-based awards vested during the year ended August 31, 2010.

Fiscal 2008 – 2010 Performance Share Awards

On October 31, 2007, the Compensation Committee approved performance-based awards under the Plan. The Compensation Committee established performance targets based on the Company’s average growth in earnings per share (weighted at 50%) and the Company’s average return on capital employed (weighted at 50%) for the three years of the performance period, with award payouts ranging from a threshold of 50% to a maximum of 200% for each portion of the target awards. The weighted average grant date fair value of performance-based awards granted during the year ended August 31, 2008 was $63.82.

Fiscal 2009 – 2011 Performance Share Awards

On November 24, 2008, the Compensation Committee approved performance-based awards under the Plan. The Compensation Committee established performance targets based on the Company’s average growth in earnings per share (weighted at 50%) and the Company’s average return on capital employed (weighted at 50%) for the three years of the performance period, with award payouts ranging from a threshold of 50% to a maximum of 200% for each portion of the target awards. The weighted average grant date fair value of performance-based awards granted during the year ended August 31, 2009 was $22.30.

Fiscal 2010 – 2012 Performance Share Awards

On November 20, 2009, the Compensation Committee approved performance-based awards under the Plan. The Compensation Committee established performance targets based on the Company’s earnings per share (weighted at 50%) and the average return on capital employed on a divisional basis (weighted at 50%) for the three years of the performance period, with award payouts ranging from a threshold of 50% to a maximum of 200% for each portion of

72  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the target awards. The weighted average grant date fair value of performance-based awards granted during the year ended August 31, 2010 was $47.10.

A summary of the Company’s performance-based awards activity is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of August 31, 2007	462	$38.77

Granted	103	$63.82
Forfeited	(8)	38.60

Outstanding as of August 31, 2008	557	$43.41

Granted	57	$22.30
Vested	(153)	34.46
Forfeited	(182)	40.17

Outstanding as of August 31, 2009	279	$44.64

Granted	125	$46.71
Vested	(121)	39.72
Forfeited	(17)	42.77

Outstanding as of August 31, 2010	266	$47.95

Compensation expense associated with performance-based awards was calculated using management’s current estimate of the expected level of achievement of the performance targets under the Plan. Compensation expense for anticipated awards based on the Company’s financial performance was $3 million, less than $1 million and $8 million for the years ended August 31, 2010, 2009 and 2008, respectively. As of August 31, 2010, unrecognized compensation costs related to non-vested performance shares amounted to $5 million, which is expected to be recognized over a weighted average period of 1.3 years.

Deferred Stock Units

The Deferred Compensation Plan for Non-Employee Directors (“DSU Plan”) provides for the issuance of DSUs to non-employee directors to be granted under the Plan. One DSU gives the director the right to receive one share of Class A common stock at a future date. Annually, immediately following the annual meeting of shareholders, each non-employee director will receive DSUs which will become fully vested on the day before the next annual meeting, subject to continued service on the Board. The DSUs will also become fully vested on the death or disability of a director or a change in control of the Company (as defined in the DSU award agreement).

After the DSUs vest, directors are credited with additional whole or fractional shares to reflect dividends that would have been paid on the stock subject to the DSUs. The Company will issue Class A common stock to a director pursuant to vested DSUs in a lump sum in January of the first year after the director ceases to be a director of the Company, subject to the right of the director to elect an installment payment program under the DSU Plan. The compensation expense associated with the DSUs granted is recognized over the respective requisite service period of the awards.

During the years ended August 31, 2010, 2009 and 2008, each non-employee director was granted DSUs equal to $120,000. During the years ended August 31, 2010, 2009 (and 2008 for Mr. Carter), John Carter, the Chairman, and Tamara Lundgren, the President and Chief Executive Officer, received compensation pursuant to their employment agreements and did not receive DSUs. During the year ended August 31, 2008, the then Chairman of the Board was granted DSUs equal to $180,000.

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  73

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In April 2009, two new non-employee directors were elected to the Company’s Board of Directors, and each received DSUs equal to $90,000. These DSUs vested on January 26, 2010, the day before the 2010 annual meeting.

DSUs granted during the years ended August 31, 2010, 2009 and 2008 were for a total of 30,834 shares, 28,638 shares and 20,356 shares, respectively. The Company recognized compensation expense associated with DSUs of $1 million during each of the years ended August 31, 2010, 2009 and 2008. The total value of shares vested during the years ended August 31, 2010, 2009 and 2008 was $1 million. As of August 31, 2010, unrecognized compensation costs related to non-vested DSUs amounted to $1 million, which will be recognized during the year ending August 31, 2011.

Stock Options

Under the Plan, stock options are granted to employees at exercise prices equal to the fair market value of the Company’s Class A common stock at the dates of grant at the sole discretion of the Board of Directors. Generally, stock options vest ratably over a five-year period from the date of grant and have a contractual term of ten years. The fair value of each option grant under the Plan was estimated at the date of grant using the Black-Scholes Option Pricing Model, which utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and employee exercise behavior. No options were granted in the years ended August 31, 2010, 2009 or 2008.

A summary of the Company’s stock option activity and related information is as follows:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding as of August 31, 2007	535	$24.84	7.3	$17,958

Exercises	(26)	$20.04
Forfeitures/Cancellations	(3)	34.46

Outstanding as of August 31, 2008	506	$25.03	6.3	$21,931

Exercises	(120)	$14.01
Forfeitures/Cancellations	(9)	34.53

Outstanding as of August 31, 2009	377	$28.32	5.6	$9,683

Exercises	(36)	$26.08
Forfeitures/Cancellations	(3)	34.46

Outstanding as of August 31, 2010	338	$28.51	4.8	$5,324

Vested and expected to vest as of August 31, 2010	338	$28.51	4.8	$5,324
Options exercisable as of:
August 31, 2008	365	$22.83	6.0	$16,658
August 31, 2009	323	$27.94	5.5	$8,431
August 31, 2010	334	$28.44	4.7	$5,285

(1)

Amounts represent the difference between the exercise price and the closing price of the Company’s stock on the last trading day of the corresponding fiscal year, multiplied by the number of in-the-money options.

As of August 31, 2010, the total number of unvested stock options was 4,081 shares. The aggregate intrinsic value of stock options exercised, which was $1 million, $4 million and $2 million for the years ended August 31, 2010, 2009 and 2008, respectively, represents the difference between the exercise price and the value of the Company’s stock at the time of exercise. The total fair value of stock options vested was $1 million during each of the years ended

74  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2010, 2009 and 2008. The Company recognized compensation expense associated with stock options of less than $1 million, $1 million and $1 million for the years ended August 31, 2010, 2009 and 2008, respectively. As of August 31, 2010, the total unrecognized compensation costs related to stock options amounted to less than $1 million. The Company expects to recognize these costs over the next year. Total proceeds received from option exercises for the years ended August 31, 2010, 2009 and 2008 were $1 million, $2 million and $1 million, respectively. The tax benefits realized from options exercised amounted to less than $1 million, $1 million and less than $1 million for the years ended August 31, 2010, 2009 and 2008, respectively.

Note 17 – Income Taxes

Income (loss) from continuing operations before income taxes was as follows for the years ended August 31 (in thousands):

	2010	2009	2008
United States	$117,104	$(50,634)	$389,761
Foreign	8,229	3,570	7,460

	$125,333	$(47,064)	$397,221

Income tax expense (benefit) consisted of the following for the years ended August 31 (in thousands):
	2010	2009	2008
Current:
Federal	$25,187	$(44,249)	$128,082
State	1,801	(838)	9,862
Foreign	2,320	(134)	2,445

Total current	29,308	(45,221)	140,389

Deferred:
Federal	10,466	25,536	2,998
State	812	(886)	(819)
Foreign	239	656	0

Total deferred	11,517	25,306	2,179

Total income tax expense (benefit)	$40,825	$(19,915)	$142,568

A reconciliation of the difference between the federal statutory rate and the Company’s effective tax rate for the years ended August 31 is as follows:
	2010	2009	2008
Federal statutory rate	35.0%	(35.0%)	35.0%
State taxes, net of credits	0.7	(8.7)	1.7
Foreign income taxed at different rates	(0.6)	(1.4)	0.0
Section 199 deduction	(2.4)	3.4	(1.9)
Non-deductible officers’ compensation	1.0	(2.2)	1.6
Noncontrolling interests	(1.1)	(0.6)	(0.5)
Other	0.0	2.2	0.0

Effective tax rate	32.6%	(42.3%)	35.9%

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  75

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities were comprised of the following as of August 31 (in thousands):

	2010	2009
Deferred tax assets:
Environmental liabilities	$9,341	$10,117
Employee benefit accruals	10,067	9,851
State income tax and other	3,297	9,771
Net operating loss carryforwards	1,107	6,866
State credit carryforwards	2,671	2,202
Inventory valuation methods	4,768	1,054
Alternative minimum tax credit carryforwards	742	742
Valuation allowances	(855)	(455)

Total deferred tax assets	31,138	40,148

Deferred tax liabilities:
Accelerated depreciation and basis differences	77,457	71,200
Prepaid expense acceleration	2,064	2,444
Translation adjustment	1,210	1,000

Total deferred tax liabilities	80,731	74,644

Net deferred tax liability	$49,593	$34,496

Deferred taxes included the benefits from state net operating loss carry forwards of $1 million and state tax credits of $2 million that will expire if not used between 2011 and 2029. A valuation allowance of $1 million was recorded as of August 31, 2010 for the federal capital loss carry forward and the state tax credits that are expected to expire unused in the future. Management believes it is more likely than not that the Company will generate sufficient taxable income prior to the expiration of the remaining deferred tax assets to ensure their realization.

Accounting for Uncertainty in Income Taxes

As of August 31, 2010, the Company had a reserve of $2 million for unrecognized tax benefits, which included less than $1 million of interest and penalties.

The following table summarizes the activity related to the Company’s reserve for unrecognized tax benefits, excluding interest and penalties, for the years ended August 31 (in thousands):

	2010	2009	2008
Unrecognized tax benefits, as of the beginning of the year	$3,372	$5,761	$3,986
Additions for tax positions of prior years	0	201	0
Reductions for tax positions of prior years	(274)	(645)	(26)
Settlements with tax authorities	(315)	(1,159)	0
Additions for tax positions of the current year	0	657	1,801
Reductions for lapse of statutes	(1,152)	(1,443)	0

Unrecognized tax benefits, as of the end of the year	$1,631	$3,372	$5,761

Recognition of the unrecognized tax benefits as of August 31, 2010 would reduce income tax expense by $2 million. The Company does not anticipate any material changes to the reserve in the next 12 months.

The Company’s policy is to record tax-related penalties and interest in income tax expense. The amounts recognized were less than $1 million in each of the years ended August 31, 2010, 2009 and 2008.

The Company files federal and state income tax returns in the US and foreign tax returns in Puerto Rico and Canada. The federal statute of limitations has expired for fiscal 2003 and prior years, and the Company is no longer subject to

76  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

state and foreign tax examinations for those years. Federal, Canadian and several state tax authorities are currently examining the Company’s income tax returns for fiscal years 2004 to 2008.

The Company currently pays a 7% tax rate on earnings in the Commonwealth of Puerto Rico. The Company is aware that regulatory agencies in Puerto Rico are reevaluating the Company’s entitlement to a manufacturing tax exemption. While the Company currently believes it will continue to be entitled to the 7% tax rate under existing exemptions, a change in the Company’s tax exemption status could cause an increase in its tax rate on Puerto Rico earnings and in its overall effective tax rate on consolidated earnings. Based upon known facts a range of reasonably possible changes cannot currently be estimated.

Note 18 – Net Income (Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income (loss) per share attributable to SSI for the years ended August 31 (in thousands):

	2010	2009	2008
Income (loss) from continuing operations	$84,508	$(27,149)	$254,653
Net income attributable to noncontrolling interests	(3,926)	(866)	(5,357)

Income (loss) from continuing operations attributable to SSI	80,582	(28,015)	249,296
Loss from discontinued operations, net of tax	(13,832)	(4,214)	(613)

Net income (loss) attributable to SSI	$66,750	$(32,229)	$248,683

Computation of shares:
Weighted average common shares outstanding, basic	27,832	28,159	28,278
Incremental common shares attributable to dilutive stock options, performance share awards, DSUs and RSUs	315	0	616

Weighted average common shares outstanding, diluted	28,147	28,159	28,894

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented, including vested DSUs and RSUs. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, assuming dilution. For the years ended August 31, 2010, 2009 and 2008, 50,702, 828,869 and 74,593 common stock equivalent shares, respectively, were considered anti-dilutive and were excluded from the calculation of diluted net income (loss) per share.

Note 19 – Related Party Transactions

The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $29 million, $16 million and $52 million for the years ended August 31, 2010, 2009 and 2008, respectively. Advances to (payments from) these joint ventures were less than $1 million, $2 million and ($3) million for the years ended August 31, 2010, 2009 and 2008, respectively. The Company owed $1 million and $2 million to joint ventures as of August 31, 2010 and 2009, respectively.

Thomas D. Klauer, Jr., President of the Company’s Auto Parts Business, is the sole shareholder of a corporation that is the 25% minority partner in a partnership in which the Company is the 75% partner and which operates four self-service stores in Northern California. Mr. Klauer’s 25% share of the profits of this partnership totaled $2 million, $1 million and $2 million in the years ended August 31, 2010, 2009 and 2008, respectively. The Company and a company owned by Mr. Klauer jointly own the real property at one of these stores, which is leased to the partnership. Mr. Klauer’s share of the annual rent paid by the partnership is less than $1 million. The term of this lease expires in December 2015, and the partnership has the option to renew the lease, upon its expiration, for multiple five-year periods. Rent under the lease is adjusted annually based on the Consumer Price Index. Also in fiscal 2009, Mr. Klauer, through a company of which he is the sole shareholder, acquired ownership of a contiguous parcel of real property, a portion of which is leased to the partnership. The term of this lease expires in December 2015, and the partnership

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  77

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

has the option to renew the lease, upon its expiration, for multiple five-year periods. Rent under the lease is adjusted annually based on the Consumer Price Index. The rent paid by the partnership to Mr. Klauer’s company for this parcel was less than $1 million in the years ended August 31, 2010 and 2009. In addition, during the year ended August 31, 2008, the Company loaned this partnership $5 million to fund the exercise of an option to purchase another property occupied by the partnership from an unrelated third party. The loan incurred interest at 5% per annum, and the partnership was prohibited from making distributions to its partners (other than for taxes on the income of the partnership) until the loan was repaid. The principal balance was repaid in the first quarter of fiscal 2010, compared to a balance of $1 million as of August 31, 2009.

In February 2008, the Company acquired the remaining 50% equity interest in Pick-N-Pull Auto Dismantlers, LLC Nevada in exchange for its 50% interest in the land and buildings owned by the entity. The acquired business was previously consolidated into the Company’s financial statements because the Company maintained operating control over the entity. See Note 7 – Business Combinations for further detail.

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

Schnitzer family employees are considered related parties for financial reporting purposes because members of the Schnitzer family own significant interests in the Company. Gary Schnitzer and Gregory Schnitzer, each a member of the Schnitzer family, are employed by the Company. Joshua Philip, also a member of the Schnitzer family, was employed by the Company until his resignation effective January 8, 2010. These members of the Schnitzer family collectively earned total compensation of $1 million, $1 million and $2 million for the years ended August 31, 2010, 2009 and 2008, respectively.

Members of the Schnitzer family own all of the outstanding stock of Schnitzer Investment Corp. (“SIC”), which is engaged in the real estate business and was a subsidiary of the Company prior to 1989. The Company and SIC are both potentially responsible parties with respect to Portland Harbor, which has been designated as a Superfund site since December 2000. The Company has incurred $6 million, net of insurance reimbursements, in legal and consulting fees related to the investigation of this site, which includes the Company’s Portland scrap metal operations. The Company and SIC have worked together in response to Portland Harbor matters, and the Company has paid all of the legal and consulting fees for the joint defense, in part due to its environmental indemnity obligation to SIC with respect to the Portland scrap metal operations property. As these costs have increased substantially in the last two years the Company and SIC have agreed to an equitable cost sharing arrangement with respect to defense costs under which SIC will pay 50% of the legal and consulting costs, net of insurance recoveries. The Company has recognized $3 million in reimbursement of environmental expenses in the year ended August 31, 2010 for SIC’s share of costs incurred to date. Amounts receivable from SIC under this agreement were $1 million as of August 31, 2010.

The Company’s Restated Articles of Incorporation and Bylaws obligate it to indemnify current or former directors and officers to the fullest extent not prohibited by law, and further obligates it to advance expenses incurred in defending any pending or threatened proceeding to any such person in advance of a final disposition of such matters, but only if the involved officer or director affirms a good faith belief of entitlement to indemnification and undertakes to repay such expenses if it is ultimately determined by a court that the person is not entitled to be indemnified. In connection with the continuing investigation of certain former employees related to the Company’s past practice of making improper payments to purchasing managers of customers in Asia, Robert W. Philip, former Chairman, President and Chief Executive Officer of the Company, and Gary Schnitzer, Executive Vice President of the Company, have requested advancement of expenses and have provided the required undertaking. During each of the years ended August 31, 2010, 2009 and 2008, the Company advanced $1 million to Mr. Philip for legal expenses in connection with the investigation. During the fourth quarter of fiscal 2010, the Company was reimbursed by its D&O insurance carrier for approximately $3 million of the amounts advanced.

78  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

William Furman, a director of the Company, is the Chairman and Chief Executive Officer of The Greenbrier Companies (with its subsidiaries, “Greenbrier”). During the years ended August 31, 2010, 2009 and 2008, the Company engaged in a series of transactions with Greenbrier in which the Company sold as well as purchased goods. During the years ended August 31, 2010, 2009 and 2008, the Company sold goods to Greenbrier in the amount of $1 million, less than $1 million, and $1 million, respectively. Purchases of goods from Greenbrier were less than $1 million during the years ended August 31, 2010, 2009 and 2008.

Note 20 – Segment Information

The Company operates in three reporting segments: metal purchasing, processing, recycling and selling (MRB), used auto parts (APB) and mini-mill steel manufacturing (SMB). Additionally, the Company is a noncontrolling partner in joint ventures, which are either in the metals recycling business or are suppliers of unprocessed metal. The Company’s reporting segments are based on the nature of the business activities (nature of different products and production processes) from which it earns revenues and incurs expenses, financial information reviewed by the chief operating decision-maker, capital allocation and performance assessment process, organizational structure and financial information presented to the Board of Directors and investors.

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

SMB operates a steel mini-mill that produces a wide range of finished steel products using recycled metal and other raw materials.

Intersegment sales from MRB to SMB are made at rates that approximate export market prices for shipments from the West Coast of the US. In addition, the Company has intersegment sales of autobodies from APB to MRB at rates that approximate market prices. These intercompany sales tend to produce intercompany profits which are not recognized until the finished products are ultimately sold to third parties.

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision-maker for the purpose of corporate management. The Company uses operating income (loss) to measure segment performance. The Company does not allocate corporate interest income and expense, income taxes, other income and expenses related to corporate activity or corporate expense for management and administrative services that benefit all three segments. Because of this unallocated expense, the operating income (loss) of each reporting segment does not reflect the operating income (loss) the reporting segment would have as a stand-alone business. All amounts presented exclude the results of operations of the Company’s discontinued full-service used auto parts operation.

The following is a summary of the Company’s total assets as of August 31 (in thousands):

	2010	2009
Total assets:
Metals Recycling Business(1)	$1,405,765	$1,266,222
Auto Parts Business	243,976	272,983
Steel Manufacturing Business	322,601	331,811

Total segment assets	1,972,342	1,871,016
Corporate and eliminations	(628,924)	(602,783)

Total assets	$1,343,418	$1,268,233

Property, plant and equipment, net	$460,810	$447,228

(1)	MRB total assets include $14 million and $11 million as of August 31, 2010 and 2009, respectively, for investments in joint venture partnerships.

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  79

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Long-lived assets consist primarily of net property, plant and equipment. Substantially all of the Company’s long-lived assets are located in the US.

The table below illustrates the Company’s operating results from continuing operations by reporting segment for the years ended August 31 (in thousands):

	2010	2009	2008
Revenues:
Metals Recycling Business	$1,979,770	$1,507,655	$3,062,850
Auto Parts Business	241,233	153,207	228,082
Steel Manufacturing Business	285,085	263,269	603,189

Segment revenue	2,506,088	1,924,131	3,894,121
Intersegment eliminations	(204,848)	(136,901)	(377,171)

Total revenues	$2,301,240	$1,787,230	$3,516,950

Depreciation and amortization:
Metals Recycling Business	$38,516	$35,649	$30,329
Auto Parts Business	7,568	6,627	5,436
Steel Manufacturing Business	12,879	12,097	11,093

Segment depreciation and amortization	58,963	54,373	46,858
Corporate	4,265	4,027	2,284

Total depreciation and amortization	$63,228	$58,400	$49,142

Capital expenditures:
Metals Recycling Business	$53,753	$40,875	$46,246
Auto Parts Business	4,682	9,574	12,676
Steel Manufacturing Business	3,255	6,205	13,710

Segment capital expenditures	61,690	56,654	72,632
Corporate	2,634	2,390	11,630

Total capital expenditures	$64,324	$59,044	$84,262

Reconciliation of the Company’s segment operating income (loss) to income (loss) from continuing operations before income taxes:
Metals Recycling Business(1)(2)	$118,449	$12,552	$356,873
Auto Parts Business	51,096	3,564	47,686
Steel Manufacturing Business	(5,862)	(42,000)	72,300

Segment operating income (loss)	163,683	(25,884)	476,859
Corporate and eliminations	(37,786)	(25,240)	(73,624)

Operating income (loss)	125,897	(51,124)	403,235
Interest income	459	1,179	748
Interest expense	(2,343)	(3,342)	(8,649)
Other income	1,320	6,223	1,887

Income (loss) from continuing operations before income taxes	$125,333	$(47,064)	$397,221

(1)	MRB operating income for fiscal 2009 includes bad debt expense of $8 million.
(2)	MRB operating income includes $3 million, $1 million and $12 million in income from joint ventures accounted for by the equity method in fiscal 2010, 2009 and 2008, respectively.

80  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following revenues from external customers are presented based on the sales destination, by reporting segment and by major product for the years ended August 31 (in thousands):

	2010	2009	2008
Revenues based on sales destination:
Foreign	$1,570,936	$1,252,782	$2,276,848
Domestic	730,304	534,448	1,240,102

Total revenues from external customers	$2,301,240	$1,787,230	$3,516,950

Reporting segment:
Metals Recycling Business	$1,824,460	$1,397,670	$2,734,438
Auto Parts Business	191,695	126,291	179,323
Steel Manufacturing Business	285,085	263,269	603,189

Total revenues from external customers	$2,301,240	$1,787,230	$3,516,950

Major product information:
Ferrous scrap metal	$1,403,354	$1,139,323	$2,262,384
Nonferrous scrap metal	421,106	258,347	472,054
Auto parts	191,695	126,291	179,323
Finished steel products	270,712	245,175	586,246
Semi-finished steel products	14,373	18,094	16,943

Total revenues from external customers	$2,301,240	$1,787,230	$3,516,950

In fiscal 2010, 2009 and 2008 there were no external customers that accounted for more than 10% of the Company’s consolidated revenues. Sales to foreign countries are a significant part of the Company’s business. The schedule below identifies those foreign countries in which the Company’s sales exceeded 10% of consolidated revenues in any of the last three years ended August 31:

	2010	% of Revenue	2009	% of Revenue	2008	% of Revenue
China	$487,098	21.2%	$570,400	31.9%	$236,589	6.7%
South Korea	$260,456	11.3%	$83,821	4.7%	$288,461	8.2%

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  81

Quarterly Financial Data (Unaudited)

In the opinion of management, this unaudited quarterly financial summary includes all adjustments necessary to present fairly the results for the periods represented (in thousands, except per share amounts):

	Fiscal 2010
	First	Second	Third	Fourth
Revenues	$394,282	$564,328	$703,539	$639,091
Operating income	$9,282	$28,537	$63,775	$24,303
Income (loss) from discontinued operations, net of tax	$(14,974)	$(72)	$23	$1,191
Net income (loss) attributable to SSI	$(8,569)	$17,459	$40,453	$17,407
Basic net income (loss) per share attributable to SSI	$(0.31)	$0.63	$1.45	$0.63
Diluted net income (loss) per share attributable to SSI	$(0.30)	$0.62	$1.43	$0.62

	Fiscal 2009
	First	Second	Third	Fourth
Revenues	$471,964	$406,679	$382,029	$526,558
Operating income (loss)	$(48,205)	$(14,483)	$(4,242)	$15,806
Income (loss) from discontinued operations, net of tax	$(1,430)	$(1,997)	$(1,058)	$271
Net income (loss) attributable to SSI	$(34,002)	$(6,965)	$(1,527)	$10,265
Basic net income (loss) per share attributable to SSI	$(1.21)	$(0.25)	$(0.05)	$0.37
Diluted net income (loss) per share attributable to SSI	$(1.21)	$(0.25)	$(0.05)	$0.36

82  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

Schedule II – Valuation and Qualifying Accounts

For the Years Ended August 31, 2010, 2009 and 2008

(In thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Charges to cost and expenses	Deductions	Balance at end of period
Fiscal 2010
Allowance for doubtful accounts	$7,509	$(255)	$(1,045)	$6,209
Inventory reserves	$1,269	$153	$(323)	$1,099
Deferred tax valuation allowance	$455	$400	$0	$855

Fiscal 2009
Allowance for doubtful accounts	$3,049	$8,916	$(4,456)	$7,509
Inventory reserves	$1,125	$144	$0	$1,269
Deferred tax valuation allowance	$520	$0	$(65)	$455

Fiscal 2008
Allowance for doubtful accounts	$1,821	$4,445	$(3,217)	$3,049
Inventory reserves	$1,866	$(741)	$0	$1,125
Deferred tax valuation allowance	$0	$520	$0	$520

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  83

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2010, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting is presented within Part II, Item 8 of this report.

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

ITEM 9B. OTHER INFORMATION

None.

84  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 401 of Regulation S-K regarding directors, and information required by Items 405, 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K, will be included under “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Executive Officers of the Registrant

Name	Age	Office
Tamara L. Lundgren	53	President and Chief Executive Officer
Richard D. Peach	47	Senior Vice President and Chief Financial Officer
Gary A. Schnitzer	68	Executive Vice President
Donald W. Hamaker	58	Senior Vice President and President, Metals Recycling Business
Thomas D. Klauer, Jr.	56	Senior Vice President and President, Auto Parts Business
Jeffrey Dyck	47	Senior Vice President and President, Steel Manufacturing Business
Richard C. Josephson	62	Senior Vice President, General Counsel and Secretary
George P. Nutwell	63	Senior Vice President and Chief of Operations – Capital and Interdivisional Programs
Jeff P. Poeschl	45	Vice President, Corporate Controller and Principal Accounting Officer

Tamara L. Lundgren joined us in September 2005 as Vice President and Chief Strategy Officer. She became Executive Vice President, Strategy and Investments in April 2006 and was elected Executive Vice President and Chief Operating Officer in November 2006. In December 2008, Ms. Lundgren became the President and Chief Executive Officer. Prior to joining us, Ms. Lundgren was a Managing Director in the Investment Banking Division of JPMorgan Chase, which she joined in 2001. From 1996 until 2001, Ms. Lundgren was a Managing Director at Deutsche Bank AG in New York and London. Prior to joining Deutsche Bank, Ms. Lundgren was a partner at the law firm of Hogan & Hartson, LLP in Washington, D.C.

Richard D. Peach joined us in March 2007 and was appointed Chief Financial Officer in December 2007. Mr. Peach was the Chief Financial Officer and Senior Vice President with the Western US energy utility, PacifiCorp, from 2003 to 2006. From 1995 to 2002 he served in a variety of senior management positions with ScottishPower, the international energy company, including Group Controller, Managing Director of United Kingdom Customer Services and Director of Energy Supply Finance. Prior to joining ScottishPower, Mr. Peach was a senior manager with Coopers & Lybrand and is a member of the Institute of Chartered Accountants of Scotland.

Gary A. Schnitzer is Executive Vice President and was in charge of our California metals recycling operations from 1980 until 2007. Mr. Schnitzer currently serves on our Executive Committee and assists in developing the strategic direction of our Metals Recycling Business and Auto Parts Business. Mr. Schnitzer is a brother-in-law of Kenneth Novack and a first cousin of Jill Schnitzer Edelson and Jean S. Reynolds. Ms. Edelson, Mr. Novack and Ms. Reynolds are all directors of the Company and members of the Schnitzer family.

Donald W. Hamaker joined us as President of the Metals Recycling Business in September 2005. Mr. Hamaker was employed in management positions by Hugo Neu Corporation for nearly 20 years, serving as President from 1999 to 2005.

Thomas D. Klauer, Jr. has been the President of the Auto Parts Business since our acquisition of Pick-N-Pull Auto Dismantling, Inc. in 2003. Before that Mr. Klauer was employed by Pick-N-Pull, having joined that Company in 1989.

Jeffrey Dyck joined the Steel Manufacturing Business in February 1994 and served in a variety of positions, including Manager of the Rolling Mills and Director of Operations of the Steel Manufacturing Business, before his promotion to President in June 2005.

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  85

Richard C. Josephson joined us in January 2006 as Vice President, General Counsel and Secretary. Before that Mr. Josephson was a Member of the law firm Stoel Rives LLP, where he had practiced law since 1973.

George P. Nutwell joined us in October 2008 as Senior Vice President and Chief Administrative Officer and was appointed Chief of Operations – Capital and Interdivisional Programs in March 2010. Before joining us, Mr. Nutwell was employed from April 1970 until April 2007 in a number of senior management positions by Bechtel Corporation, most recently as the Corporate Manager of Contracts and Procurement.

Jeff P. Poeschl joined us in February 2007 as Vice President and Corporate Controller. He became our Principal Accounting Officer in December 2007. Mr. Poeschl was the Vice President – Finance at Mesa Air Group, Inc., based in Phoenix, Arizona from 2000 to 2007. Prior to joining Mesa Air Group, Mr. Poeschl was a senior manager with Deloitte & Touche in Milwaukee, Wisconsin. Mr. Poeschl is a member of the American Institute of Certified Public Accountants and the Wisconsin Institute of Certified Public Accountants.

Code of Ethics

On April 28, 2010, the Board of Directors approved a revised Company’s Code of Conduct that is applicable to all of its directors and employees. It includes additional provisions that apply to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions (the “Senior Financial Officers”). This document is posted on the Company’s internet website (www.schnitzersteel.com) and is available free of charge by calling the Company or submitting a request to ir@schn.com. The Company intends to disclose on its website any amendments to or waivers of the Code for directors, executive officers or Senior Financial Officers.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K will be included under “Compensation of Executive Officers,” “Compensation Discussion and Analysis”, “Director Compensation”, “Corporate Governance – Assessment of Compensation Risk” and “Compensation Committee Report” in the Company’s Proxy Statement to be filed for its 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management, as required by Item 403 of Regulation S-K, will be included under “Voting Securities and Principal Shareholders” in the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to securities authorized for issuance under equity compensation plans, as required by Item 201(d) of Regulation S-K, will be included under “Compensation Plan Information” in the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Items 404 and 407(a) of Regulation S-K will be included under “Certain Transactions” and “Corporate Governance – Director Independence” in the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding the Company’s principal accountant fees and services required by Item 9(e) of Schedule 14A will be included under “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

86  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	The following financial statements are filed as part of this report:

The Report of Independent Registered Public Accounting Firm, the Company’s consolidated financial statements, the notes thereto and the quarterly financial data (unaudited) are on pages 44 through 82 of this report.

	2.	The following financial statement schedule is filed as part of this report:

Schedule II Valuation and Qualifying Accounts is on page 83 of this report.

All other schedules are omitted as the information is either not applicable or is not required.

3.1	2006 Restated Articles of Incorporation of the Registrant. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 9, 2006, and incorporated herein by reference.

3.2	Restated Bylaws of the Registrant. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 30, 2009, and incorporated herein by reference.

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

4.3

Second Amendment to Amended and Restated Credit Agreement, dated as of June 10, 2008, between the Company, Bank of America, NA, and Other Lenders Party Thereto. Filed as Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009, and incorporated herein by reference.

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

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  87

10.4

Lease Agreement, dated January 1, 2010, between Commercial One Properties, LLC and Pick-N-Pull San Jose Auto Dismantlers relating to the San Jose North Location. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2010, and incorporated herein by reference.

10.5

Lease Agreement, dated January 1, 2010, between Commercial Court Properties, LLC, Pick-N-Pull Auto Dismantlers and Pick-N-Pull San Jose Auto Dismantlers relating to the San Jose North Location. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2010, and incorporated herein by reference.

*10.6	Executive Annual Bonus Plan. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 1, 2010, and incorporated herein by reference.

*10.7

Fiscal 2010 Annual Performance Bonus Program for John D. Carter and Tamara L. Lundgren. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2009, and incorporated herein by reference.

*10.8

Annual Incentive Compensation Plan, effective September 1, 2006. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007, and incorporated herein by reference.

*10.9	1993 Stock Incentive Plan of the Registrant. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 30, 2009, and incorporated herein by reference.

*10.10

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

*10.12

Form of Restricted Stock Unit Award Agreement under the 1993 Stock Incentive Plan. Filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2008, and incorporated herein by reference.

*10.13

Form of Long-Term Incentive Award Agreement under the 1993 Stock Incentive Plan used for awards granted in fiscal 2008 and 2009. Filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007, and incorporated herein by reference.

*10.14

Form of Long-Term Incentive Award Agreement under the 1993 Stock Incentive Plan used for awards granted in fiscal 2010. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2009, and incorporated herein by reference.

*10.15

Form of Deferred Stock Unit Award Agreement under the 1993 Stock Incentive Plan used for non-employee directors. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2006, and incorporated herein by reference.

*10.16	Deferred Compensation Plan for Non-Employee Directors. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 28, 2006, and incorporated herein by reference.

*10.17

Amended and Restated Supplemental Executive Retirement Bonus Plan of the Registrant effective January 1, 2009. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009, and incorporated herein by reference.

*10.18

Form of Change in Control Severance Agreement between the Registrant and each executive officer other than John D. Carter and Tamara L. Lundgren. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2008, and incorporated herein by reference.

88  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

*10.19

Amended and Restated Employment Agreement by and between the Registrant and Tamara L. Lundgren dated October 29, 2008. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 4, 2008, and incorporated herein by reference.

*10.20

Amended and Restated Change in Control Severance Agreement by and between the Registrant and Tamara L. Lundgren dated October 29, 2008. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 4, 2008, and incorporated herein by reference.

*10.21

Amended and Restated Employment Agreement by and between the Registrant and John D. Carter dated October 29, 2008. Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 4, 2008, and incorporated herein by reference.

*10.22

Amended and Restated Change in Control Severance Agreement by and between the Registrant and John D. Carter dated October 29, 2008. Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 4, 2008, and incorporated herein by reference.

*10.23

Employment Agreement by and between the Registrant and Gary A. Schnitzer dated June 29, 2009. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2009, and incorporated herein by reference.

*10.24	Form of Indemnity Agreement for Directors and Executive Officers. Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 28, 2006, and incorporated herein by reference.

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management	contract or compensatory plan or arrangement.

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  89

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
Dated: October 20, 2010	By:	/s/ RICHARD D. PEACH
Richard D. Peach
Sr. Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant: October 20, 2010 in the capacities indicated.

Signature	Title

Principal Executive Officer:

/s/ TAMARA L. LUNDGREN	President and Chief Executive Officer
Tamara L. Lundgren

Principal Financial Officer:

/s/ RICHARD D. PEACH	Sr. Vice President and Chief Financial Officer
Richard D. Peach

Principal Accounting Officer:

/s/ JEFF P. POESCHL	Vice President, Corporate Controller and Principal Accounting Officer
Jeff P. Poeschl

Directors: *DAVID J. ANDERSON	Director

David J. Anderson

*ROBERT S. BALL	Director
Robert S. Ball

*JOHN D. CARTER	Director
John D. Carter

*WILLIAM A. FURMAN	Director
William A. Furman

*JUDITH A. JOHANSEN	Director
Judith A. Johansen

*WAYLAND R. HICKS	Director
Wayland R. Hicks

*WILLIAM D. LARSSON	Director
William D. Larsson

*SCOTT LEWIS	Director
Scott Lewis

90  /  Schnitzer Steel Industries, Inc. Form 10-K 2010

Signature	Title

*KENNETH M. NOVACK	Director
Kenneth M. Novack

*JEAN S. REYNOLDS	Director
Jean S. Reynolds

*JILL SCHNITZER EDELSON	Director
Jill Schnitzer Edelson

*RALPH R. SHAW	Director
Ralph R. Shaw

*By:	/s/ RICHARD D. PEACH
Attorney-in-fact, Richard D. Peach

Schnitzer Steel Industries, Inc. Form 10-K 2010  /  91