Form 10-Q
period 2010-11-30
SCHNITZER STEEL INDUSTRIES INC
filed 2011-01-07
CIK 912603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2010

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

Yes  ☐    No  ☒

The Registrant had 24,096,863 shares of Class A common stock, par value of $1.00 per share, and 3,378,745 shares of Class B common stock, par value of $1.00 per share, outstanding as of December 30, 2010.

SCHNITZER STEEL INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

	November 30, 2010	August 31, 2010
Assets
Current assets:
Cash and cash equivalents	$57,035	$30,342
Accounts receivable, net of allowance for doubtful accounts of $6,229 and $6,209	161,044	126,156
Inventories, net	275,989	268,103
Deferred income taxes	8,969	9,037
Refundable income taxes	8,059	14,610
Prepaid expenses and other current assets	11,698	12,546

Total current assets	522,794	460,794
Property, plant and equipment	890,112	871,901
Less accumulated depreciation	424,282	411,091

Property, plant and equipment, net	465,830	460,810
Other assets:
Investments in joint venture partnerships	16,642	13,706
Goodwill	383,416	380,332
Intangibles, net	19,817	20,444
Other assets	7,643	7,332

Total assets	$1,416,142	$1,343,418

Liabilities and Equity
Current liabilities:
Long-term debt and capital lease obligations, current	$527	$1,189
Accounts payable	76,866	91,879
Accrued payroll and related liabilities	20,236	34,162
Environmental liabilities	2,560	2,588
Accrued income taxes	930	1,816
Other accrued liabilities	26,399	28,479

Total current liabilities	127,518	160,113
Deferred income taxes	61,472	58,630
Long-term debt and capital lease obligations, net of current maturities	179,143	99,240
Environmental liabilities, net of current portion	37,349	37,286
Other long-term liabilities	11,018	8,517

Total liabilities	416,500	363,786

Commitments and contingencies (Note 7)
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock–20,000 shares $1.00 par value authorized, none issued	0	0
Class A common stock–75,000 shares $1.00 par value authorized, 23,721 and 22,700 shares issued and outstanding	23,721	22,700
Class B common stock–25,000 shares $1.00 par value authorized, 3,754 and 4,721 shares issued and outstanding	3,754	4,721
Additional paid-in capital	3,089	1,815
Retained earnings	965,969	948,642
Accumulated other comprehensive loss	(1,689)	(2,552)

Total SSI shareholders’ equity	994,844	975,326
Noncontrolling interests	4,798	4,306

Total equity	999,642	979,632

Total liabilities and equity	$1,416,142	$1,343,418

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended November 30,
	2010	2009
Revenues	$675,104	$394,282

Operating expense:
Cost of goods sold	602,546	350,938
Selling, general and administrative	45,075	34,446
Environmental matters	(200)	150
Income from joint ventures	(757)	(534)

Operating income	28,440	9,282

Other income (expense):
Interest income	55	118
Interest expense	(598)	(618)
Other income, net	161	301

Total other expense	(382)	(199)

Income from continuing operations before income taxes	28,058	9,083

Income tax expense	(9,164)	(1,864)

Income from continuing operations	18,894	7,219

Income (loss) from discontinued operations, net of tax	23	(14,974)

Net income (loss)	18,917	(7,755)

Net income attributable to noncontrolling interests	(1,123)	(814)

Net income (loss) attributable to SSI	$17,794	$(8,569)

Basic:
Income per share from continuing operations attributable to SSI	$0.65	$0.23
Income (loss) per share from discontinued operations attributable to SSI	0.00	(0.54)

Net income (loss) per share attributable to SSI	$0.65	$(0.31)

Diluted:
Income per share from continuing operations attributable to SSI	$0.64	$0.23
Income (loss) per share from discontinued operations attributable to SSI	0.00	(0.53)

Net income (loss) per share attributable to SSI	$0.64	$(0.30)

Weighted average number of common shares:
Basic	27,563	27,803
Diluted	27,871	28,130

Dividends declared per common share	$0.017	$0.017

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended November 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$18,917	$(7,755)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	16,321	15,327
Inventory write-down	0	368
Deferred income taxes	2,464	1,009
Undistributed equity in earnings of joint ventures	(962)	(483)
Share-based compensation expense	3,568	2,731
Excess tax (benefit) deficiency from share-based payment arrangements	383	(16)
(Gain) loss on disposal of a business and other assets	(61)	17,103
Environmental matters	(200)	150
Net gain on derivatives	(759)	(1,586)
Changes in assets and liabilities:
Accounts receivable	(34,740)	(9,138)
Inventories	(6,456)	(90,734)
Refundable income taxes	53	(1,946)
Prepaid expenses and other current assets	740	1,844
Intangibles and other long-term assets	(556)	(2)
Accounts payable	(7,387)	(11,259)
Accrued payroll and related liabilities	(13,942)	(6,616)
Other accrued liabilities	(1,291)	883
Accrued income taxes	5,173	401
Environmental liabilities	(65)	(303)
Other long-term liabilities	3	7
Distributed equity in earnings of joint ventures	1,175	0

Net cash used in operating activities	(17,622)	(90,015)

Cash flows from investing activities:
Capital expenditures	(25,168)	(8,249)
Acquisitions, net of cash acquired	(6,956)	(18,126)
Joint venture (payments) receipts, net	(619)	177
Proceeds from sale of business and other assets	251	41,083

Net cash provided by (used in) investing activities	(32,492)	14,885

Cash flows from financing activities:
Proceeds from line of credit	147,500	112,500
Repayment of line of credit	(147,500)	(89,000)
Borrowings from long-term debt	168,000	190,500
Repayment of long-term debt	(88,144)	(157,273)
Restricted stock withheld for taxes	(1,873)	(2,361)
Excess tax benefit (deficiency) from share-based payment arrangements	(383)	16
Stock options exercised	16	443
Distributions to noncontrolling interests	(631)	(409)
Dividends paid	(466)	(472)

Net cash provided by financing activities	76,519	53,944

Effect of exchange rate changes on cash	288	141

Net increase (decrease) in cash and cash equivalents	26,693	(21,045)
Cash and cash equivalents as of beginning of period	30,342	41,026

Cash and cash equivalents as of end of period	$57,035	$19,981

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Schnitzer Steel Industries, Inc. (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by US GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. Although management believes the disclosures made are adequate to ensure the information presented is not misleading, management suggests that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2010. The results for the three months ended November 30, 2010 and 2009 are not necessarily indicative of the results of operations for the entire year.

Cash and Cash Equivalents

Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts of $22 million as of November 30, 2010 and $25 million as of August 31, 2010.

Goodwill and Other Intangible Assets, net

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and intangible assets of the acquired entities. The Company evaluates goodwill and intangibles with an indefinite life annually during the second fiscal quarter and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill or indefinite lived intangible assets may be impaired. Impairment of goodwill is tested at the reporting unit level. The Company’s reporting units, for which goodwill has been allocated, are equivalent to the Company’s reporting segments, as all of the components of the respective segments have similar economic characteristics.

In addition, the Company tests indefinite-lived intangibles for impairment by either comparing the carrying value of the intangible to the projected discounted cash flows from the intangible or using the relief from royalties method. If the carrying value exceeds the projected discounted cash flows attributed to the intangible asset, the carrying value is no longer considered recoverable and the Company will record an impairment. See Note 5 – Goodwill and Other Intangible Assets, net for further detail.

Note 2 - Inventories, net

Inventories, net consisted of the following (in thousands):

	November 30, 2010	August 31, 2010
Processed and unprocessed scrap metal	$192,475	$189,618
Semi-finished steel products (billets)	10,216	5,593
Finished goods	42,576	43,352
Supplies, net	30,722	29,540

Inventories, net	$275,989	$268,103

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Business Combinations

During the three months ended November 30, 2010, the Company spent $6 million to acquire a metals recycler and a used auto parts facility. These acquisitions were as follows:

•	In September 2010, the Company acquired a metals recycler in Maui, Hawaii to provide an additional source of scrap metal for the Metals Recycling Business (“MRB”) Hawaiian export facility.

•	In November 2010, the Company acquired a used auto parts facility located near MRB’s export facility in Oakland, California.

For each acquisition the purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the date of acquisition. The excess of the aggregate purchase prices over the fair value of the identifiable net assets acquired of $2 million for the three months ended November 30, 2010 was recorded as goodwill, most of which is expected to be deductible for tax purposes.

The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired in the transactions described above for a number of reasons, including but not limited to the following:

•	The acquired businesses enhance the Company’s regional market position; and

•	The Company anticipates cost savings, efficiencies and synergies.

These acquisitions were not material, individually or in the aggregate, to the Company’s financial position or results of operations. Pro forma operating results for these acquisitions are not presented, since the aggregate results would not be materially different than reported results.

Note 4 - Discontinued Operations

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

	Three Months Ended November 30,
(In thousands)	2010	2009
Revenues	$0	$9,991

Loss from discontinued operations before income taxes	$0	$(292)
Income (loss) on sale of full-service operations, including adjustments	23	(17,022)
Income tax benefit	0	2,340

Income (loss) from discontinued operations, net of tax	$23	$(14,974)

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Goodwill and Other Intangible Assets, net

The gross changes in the carrying amount of goodwill by reporting segment for the three months ended November 30, 2010 were as follows (in thousands):

	Metals Recycling Business	Auto Parts Business	Total
Balance as of August 31, 2010	$230,198	$150,134	$380,332
Acquisitions	2,436	0	2,436
Foreign currency translation adjustment	0	648	648

Balance as of November 30, 2010	$232,634	$150,782	$383,416

The following table presents the Company’s intangible assets and their related lives (dollars in thousands):

		November 30, 2010		August 31, 2010
	Life In Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangibles:
Tradename	Indefinite	$750	$0	$750	$0
Tradename	1 - 6	507	(371)	583	(423)
Marketing agreement	5	563	(187)	563	(159)
Employment agreements	2	1,117	(1,024)	1,117	(884)
Covenants not to compete	3 - 20	25,020	(11,418)	27,797	(13,329)
Leasehold interests	2 - 25	1,260	(89)	862	(266)
Lease termination fee	15	0	0	200	(200)
Permits and licenses	3 - 9	780	(81)	780	(54)
Supply contracts	Indefinite	361	0	361	0
Supply contracts	2 - 6	4,689	(2,270)	4,571	(2,035)
Real property options	Indefinite	210	0	210	0

Total		$35,257	$(15,440)	$37,794	$(17,350)

Intangible assets with finite useful lives are amortized over their useful lives using methods that reflect the pattern over which the economic benefits are expected to be consumed or on a straight-line basis based on estimated lives. The total intangible asset amortization expense for the three months ended November 30, 2010 and 2009 was $1 million.

Note 6 - Short-Term Borrowings, Long-Term Debt and Capital Lease Obligations

The Company has an unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A that expires on March 1, 2011. Interest rates are set by the bank at the time of borrowing. The Company had no borrowings outstanding under this facility as of November 30, 2010 or August 31, 2010.

The Company also maintains a $450 million revolving credit facility that matures in July 2012 pursuant to an unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto. Interest rates on outstanding indebtedness under the amended agreement are based, at the Company’s option, on either the London Interbank Offered Rate plus a spread of between 0.50% and 1.00%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.10% and 0.25% based on a pricing grid tied to the Company’s leverage ratio. The Company had borrowings outstanding under the credit facility of $170 million as of November 30, 2010 and $90 million as of August 31, 2010. The Company paid commitment fees of less than $1 million for the three

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

months ended November 30, 2010 and 2009. The weighted average interest rate on amounts outstanding under this facility was 0.75% as of November 30, 2010 and 0.79% as of August 31, 2010. The carrying value of this debt approximates fair value as it primarily consists of variable interest rate notes. See Note 14 – Subsequent Events.

These bank credit agreements contain various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of November 30, 2010 and August 31, 2010, the Company was in compliance with all such covenants.

The Company had capital lease obligations for the use of equipment of $2 million as of November 30, 2010 and August 31, 2010 that expire at various dates through September 2015. Additionally, as of November 30, 2010 and August 31, 2010, the Company had $8 million of long-term bonded indebtedness that matures in January 2021.

Note 7 - Environmental Liabilities and Other Contingencies

The Company evaluates the adequacy of its environmental liabilities on a quarterly basis. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which reserves were established.

Changes in the Company’s environmental liabilities for the three months ended November 30, 2010 were as follows (in thousands):

Reporting Segment	Balance as of August 31, 2010	Reserves Established (Released), Net	Payments	Balance as of November 30, 2010	Short-Term	Long-Term
Metals Recycling Business	$25,374	$(100)	$(65)	$25,209	$2,006	$23,203
Auto Parts Business	14,500	200	0	14,700	554	14,146

Total	$39,874	$100	$(65)	$39,909	$2,560	$37,349

Metals Recycling Business

As of November 30, 2010, MRB had environmental reserves of $25 million for the potential remediation of locations where it has conducted business and has environmental liabilities from historical or recent activities.

Portland Harbor

The Company has been notified by the United States Environmental Protection Agency (“EPA”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) that it is one of the potentially responsible parties (“PRPs”) that own or operate or formerly owned or operated sites adjacent to the Portland Harbor Superfund site (the “Site”). The precise nature and extent of any cleanup of the Site, the parties to be involved, the process to be followed for any cleanup and the allocation of the costs for any cleanup among responsible parties have not yet been determined, but the process of identifying additional PRPs and beginning allocation of costs is underway. It is unclear to what extent the Company will be liable for environmental costs or natural resource damage claims or third party contribution or damage claims with respect to the Site. While the Company participated in certain preliminary Site study efforts, it is not party to the consent order entered into by the EPA with certain other PRPs, referred to as the “Lower Willamette Group” (“LWG”), for a remedial investigation/feasibility study (“RI/FS”).

During fiscal 2007, the Company and certain other parties agreed to an interim settlement with the LWG under which the Company made a cash contribution to the LWG RI/FS. The Company has also joined with more than 80 other PRPs, including the LWG, in a voluntary process to establish an allocation of costs at the Site. These parties have selected an allocation team and have entered into an allocation process design agreement. The LWG has also commenced federal court litigation, which has been stayed, seeking to bring additional parties into the allocation process.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The cost of the investigations and any remediation associated with the Site will not be reasonably estimable until completion of the data review and further investigations now being conducted by the LWG and the Trustees and the selection and approval of a remedy by the EPA. However, given the size of the Site and the nature of the conditions identified to date, the total cost of the investigations and remediation is likely to be substantial. In addition, because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs, it is not possible to estimate the costs which the Company might incur in connection with the Site, although such costs could be material to the Company’s financial position or results of operations. The Company has insurance policies that it believes will provide reimbursement for costs it incurs for defense and remediation in connection with the Site, although there is no assurance that those policies will cover all of the costs which the Company may incur. In fiscal 2006, the Company recorded a liability for its then estimated share of the costs of the investigation incurred by the LWG to date. As of November 30, 2010 and August 31, 2010, the Company’s reserve for third party investigation costs of the Site was $1 million.

The Oregon Department of Environmental Quality is separately providing oversight of voluntary investigations by the Company involving the Company’s sites adjacent to the Portland Harbor which are focused on controlling any current “uplands” releases of contaminants into the Willamette River. No reserves have been established in connection with these investigations because the extent of contamination (if any) and the Company’s responsibility for the contamination (if any) has not yet been determined.

Other Metals Recycling Business Sites

As of November 30, 2010, the Company had environmental reserves related to various MRB sites of $24 million. The reserves, which range in amounts from less than $1 million to $2 million per site, relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues. No material environmental compliance enforcement proceedings are currently pending related to these sites.

Auto Parts Business

As of November 30, 2010, the Company had environmental reserves related to various APB sites of $15 million. The reserves, which range in amounts from less than $1 million to $2 million per site, relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues. No material environmental compliance enforcement proceedings are currently pending related to these sites.

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

SMB has an operating permit issued under Title V of the Clean Air Act Amendments of 1990, which governs certain air quality standards. The permit was first issued in 1998 and has since been renewed through 2012. The permit is based upon an annual production capacity of 950 thousand tons.

SMB had no environmental reserves as of November 30, 2010.

Other than the Portland Harbor Superfund site, which is discussed above, management currently believes that adequate provision has been made in the financial statements for the potential impact of these issues and that the outcomes will not have a material adverse effect on the condensed consolidated financial statements of the Company as a whole. Historically, the amounts the Company has ultimately paid for such remediation activities have not been material.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Changes in Equity and Comprehensive Income (Loss)

The following is a summary of the changes in equity and comprehensive income (loss) for the three months ended November 30 (in thousands):

	2010			2009
	SSI shareholders’ equity	Noncontrolling interests	Total equity	SSI shareholders’ equity	Noncontrolling interests	Total equity
Balance as of August 31	$975,326	$4,306	$979,632	$919,367	$3,383	$922,750
Net income (loss)	17,794	1,123	18,917	(8,569)	814	(7,755)
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	660	0	660	572	0	572
Pension obligations, net	86	0	86	0	0	0
Change in net unrealized gain on cash flow hedges	117	0	117	175	0	175

Comprehensive income (loss)	18,657	1,123	19,780	(7,822)	814	(7,008)

Distributions to noncontrolling interests	0	(631)	(631)	0	(409)	(409)
Restricted stock withheld for taxes	(1,873)	0	(1,873)	(2,361)	0	(2,361)
Stock options exercised	16	0	16	443	0	443
Share-based compensation expense	3,568	0	3,568	2,731	0	2,731
Cash dividends	(467)	0	(467)	(472)	0	(472)
Excess tax benefits from share-based payment arrangements	(383)	0	(383)	16	0	16

Balance as of November 30	$994,844	$4,798	$999,642	$911,902	$3,788	$915,690

Note 9 - Employee Benefits

Multiemployer Pension Plans

Approximately 60% of the Company’s multiemployer pension plan contributions are made to the Western Independent Shops Pension Trust (the “WISP Trust”) for the benefit of union employees of SMB. In 2004, the Internal Revenue Service (“IRS”) approved a seven-year extension of the period over which the WISP Trust may amortize unfunded liabilities, conditioned upon maintenance of certain minimum funding levels. Based on the actuarial valuation for the WISP Trust as of October 1, 2009 (the latest available actuarial information), the funded percentage of the WISP Trust (based on the ratio of the market value of assets to the accumulated benefits liability (present value of accrued benefits)) was 65.4%, which is below the targeted funding ratio specified in the agreement with the IRS. As a result, the WISP Trust has submitted a request for waiver to the IRS for relief from the specified funding requirements. If the WISP Trust cannot obtain relief, revocation by the IRS of the amortization extension retroactively to the 2002 plan year could occur and result in a material liability for the Company’s share of the resulting funding deficiency, the extent of which currently cannot be estimated.

Note 10 - Income Taxes

The effective tax rates for the Company’s continuing operations for the three months ended November 30, 2010 and 2009 were 32.7%, and 20.5%, respectively.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the difference between the federal statutory rate and the Company’s effective rate for the three months ended November 30 is as follows:

	2010	2009
Federal statutory rate	35.0%	35.0%
State taxes, net of credits	1.0	1.5
Foreign income taxed at different rates	(1.1)	(1.3)
Section 199 deduction	(1.4)	(1.1)
Reinstate previous Section 199 deduction	0.0	(12.8)
Non-deductible officers’ compensation	0.3	1.9
Noncontrolling interests	(1.4)	(3.1)
Other	0.3	0.4

Effective tax rate	32.7%	20.5%

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

The Company currently pays a 7% tax rate on earnings in Puerto Rico. The Company is aware that regulatory agencies there are reevaluating the Company’s entitlement to a manufacturing tax exemption. While the Company currently believes it will continue to be entitled to the 7% tax rate under existing exemptions, a change in the Company’s tax exemption status could cause an increase in the tax rate on Puerto Rico earnings and in the overall effective tax rate on consolidated earnings. Based upon known facts the possible impact of a change in rates cannot currently be reasonably estimated.

Deferred taxes included the benefits from state net operating loss carry forwards of $1 million and state tax credits of $2 million that will expire if not used between 2011 and 2029. As of November 30, 2010, the Company had a valuation allowance of $1 million for a federal capital loss carry forward and for state tax credits that are expected to expire unused in the future. Management believes it is more likely than not that the Company will generate sufficient taxable income prior to the expiration of the remaining deferred tax assets to ensure their realization.

Note 11 - Net Income (Loss) Per Share

Basic net income (loss) per share attributable to SSI is based on the weighted average number of outstanding common shares during the periods presented including vested deferred stock units (“DSUs”) and restricted stock units (“RSUs”). Diluted net income (loss) per share attributable to SSI is based on the weighted average number of common shares outstanding, assuming dilution. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of performance shares, DSU and RSU awards using the treasury stock method. Common stock equivalent shares that were considered antidilutive and were excluded from the calculation of diluted earnings per share were 50,599 and 179,578 for the three months ended November 30, 2010 and 2009, respectively.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the information used to compute basic and diluted net income (loss) per share attributable to SSI for the three months ended November 30 (in thousands):

	2010	2009
Income from continuing operations	$18,894	$7,219
Net income attributable to noncontrolling interests	(1,123)	(814)

Income from continuing operations attributable to SSI	17,771	6,405
Income (loss) from discontinued operations, net of tax	23	(14,974)

Net income (loss) attributable to SSI	$17,794	$(8,569)

Computation of shares:
Weighted average common shares outstanding, basic	27,563	27,803
Incremental common shares attributable to dilutive stock options, performance share awards, DSUs and RSUs	308	327

Weighted average common shares outstanding, diluted	27,871	28,130

Note 12 - Related Party Transactions

The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $10 million and $4 million for the three months ended November 30, 2010 and 2009, respectively. Payments from these joint ventures were $1 million and less than $1 million for the three months ended November 30, 2010 and 2009, respectively. The Company owed $3 million to joint ventures as of November 30, 2010 compared to $1 million as of August 31, 2010.

In November 2010, the Company and a joint venture partner entered into a series of agreements to facilitate the expansion of their joint venture operations in order to increase the flow of scrap into MRB yards. In order to fund this growth, the Company and its joint venture partner each contributed an additional $2 million in equity to the joint venture.

Thomas D. Klauer, Jr., President of the Company’s Auto Parts Business, is the sole shareholder of a corporation that is the 25% minority partner in a partnership in which the Company is the 75% partner and which operates four self-service stores in Northern California. Mr. Klauer’s 25% share of the profits of this partnership totaled $1 million and less than $1 million for the three months ended November 30, 2010 and 2009, respectively. The Company and a company owned by Mr. Klauer jointly own the real property at one of these stores, which is leased to the partnership. Mr. Klauer’s share of the annual rent paid by the partnership is less than $1 million. The term of this lease expires in December 2015, and the partnership has the option to renew the lease, upon its expiration, for multiple five-year periods. Rent under the lease is adjusted annually based on the Consumer Price Index. The partnership also leases property owned by Mr. Klauer, through a company of which he is the sole shareholder. The term of this lease expires in December 2015, and the partnership has the option to renew the lease, upon its expiration, for multiple five-year periods. Rent under the lease is adjusted annually based on the Consumer Price Index. The rent paid by the partnership to Mr. Klauer’s company for this parcel was less than $1 million for the three months ended November 30, 2010 and 2009.

Certain members of the Schnitzer family own significant interests in the Company. All transactions with the Schnitzer family (including Schnitzer family companies) require the approval of the Company’s Audit Committee, and the Company is in compliance with this policy. Members of the Schnitzer family own all of the outstanding stock of Schnitzer Investment Corp. (“SIC”), which is engaged in the real estate business and was a subsidiary of the Company prior to 1989. The Company and SIC are both potentially responsible parties with respect to Portland Harbor, which has been designated as a Superfund site since December 2000. The Company and SIC have worked together in response to Portland Harbor matters, and the Company has paid all of the legal and consulting fees for the joint defense, in part due to its environmental indemnity obligation to SIC with respect to the Portland scrap metal operations property. As these costs have increased substantially in the last

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

two years, the Company and SIC have agreed to an equitable cost sharing arrangement with respect to defense costs under which SIC will pay 50% of the legal and consulting costs, net of insurance recoveries. The Company has recognized less than $1 million and $2 million in reimbursement of environmental expenses in the three months ended November 30, 2010 and 2009, respectively, for SIC’s share of costs. Amounts receivable from SIC under this agreement were $1 million as of November 30, 2010 and August 31, 2010.

Note 13 - Segment Information

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below illustrates the Company’s operating results from continuing operations by reporting segment for the three months ended November 30 (in thousands):

	2010	2009
Revenues:
Metals Recycling Business:
External customer revenues	$559,999	$280,841
Intersegment revenues	31,709	35,631

Total Metals Recycling Business revenues	591,708	316,472

Auto Parts Business:
External customer revenues	51,471	44,761
Intersegment revenues	15,210	10,500

Total Auto Parts Business revenues	66,681	55,261

Steel Manufacturing Business:
External customer revenues	63,634	68,680

Total revenues:
External customer revenues	675,104	394,282
Intersegment revenues	46,919	46,131

Total revenues	$722,023	$440,413

Reconciliation of the Company’s segment operating income (loss) to income from continuing operations before income taxes:

Metals Recycling Business	$25,533	$15,909
Auto Parts Business	14,039	10,417
Steel Manufacturing Business	(2,035)	(7,565)

Segment operating income	37,537	18,761
Corporate and eliminations	(9,097)	(9,479)

Operating income	28,440	9,282
Interest income	55	118
Interest expense	(598)	(618)
Other income	161	301

Income from continuing operations before income taxes	$28,058	$9,083

Note 14 - Subsequent Events

Subsequent to November 30, 2010, the Company spent $82 million to acquire two metals recyclers and a self-service used auto parts store. These acquisitions were as follows:

•	In December 2010, the Company acquired a metals recycler with two yards in Macon, Georgia. This acquisition expanded the Company’s presence in the Southeastern US.

•	In December 2010, the Company acquired a self-service used auto parts store in Waco, Texas. This acquisition expanded APB’s presence in Texas.

•

In December 2010, the Company acquired a metals recycler with six yards on Vancouver Island, British Columbia, Canada that previously supplied ferrous scrap to the Company’s Tacoma facility. This acquisition marked MRB’s initial expansion into Canada.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

These acquisitions were not material, individually or in the aggregate, to the Company’s financial position or results of operations. Pro forma operating results for these acquisitions are not presented, since the aggregate results would not be materially different than reported results.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a discussion of our operations for the first quarter of fiscal 2011 and 2010. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2010 and the unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 of this report.

Forward-Looking Statements

Statements and information included in this Quarterly Report on Form 10-Q by Schnitzer Steel Industries, Inc. (“the Company”) that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Except as noted herein or as the context may otherwise require, all references to “we,” “our,” “us” and “SSI” refer to the Company and its consolidated subsidiaries.

Forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding our expectations, intentions, beliefs and strategies regarding the future, including statements regarding trends, cyclicality and changes in the markets we sell into; strategic direction; changes to manufacturing processes; the cost of compliance with environmental and other laws; expected tax rates and deductions; the realization of deferred tax assets; planned capital expenditures; liquidity positions; ability to generate cash from continuing operations; the potential impact of adopting new accounting pronouncements; expected results, including pricing, sales volumes and profitability; obligations under our retirement plans; savings or additional costs from business realignment and cost containment programs; and the adequacy of accruals.

When used in this report, the words “believes,” “expects,” “anticipates,” “intends,” “assumes,” “estimates,” “evaluates,” “may,” “could,” “opinions,” “forecasts,” “future,” “forward,” “potential,” “probable” and similar expressions are intended to identify forward-looking statements.

We may make other forward-looking statements from time to time, including in press releases and public conference calls. All forward-looking statements we make are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements, except as may be required by law. Our business is subject to a number of risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in Item 1A. Risk Factors of Part I in our Annual Report on Form 10-K for the year ended August 31, 2010. Other examples include volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; world economic conditions; world political conditions; our ability to match raw material intake and finished product output with demand; changes in income tax laws; government regulations and environmental matters; the impact of pending or new laws and regulations regarding imports into and exports from the United States (“US”) and other countries; foreign currency fluctuations; competition; seasonality, including weather; energy supplies; freight rates and availability of transportation; loss of key personnel; the inability to obtain sufficient quantities of scrap metal to support current orders; purchase price estimates made during acquisitions; business integration issues relating to acquisitions of businesses; creditworthiness of and availability of credit to suppliers and customers; new accounting pronouncements; availability of capital resources; business disruptions resulting from installation or replacement of major capital assets; and the adverse impact of climate change, including as a result of treaties, legislation or regulations.

SCHNITZER STEEL INDUSTRIES, INC.

General

Founded in 1906, Schnitzer Steel Industries, Inc., an Oregon corporation, is one of the nation’s largest recyclers of ferrous and nonferrous scrap metal, a leading recycler of used and salvaged vehicles and a manufacturer of finished steel products.

We operate in three reporting segments: the Metals Recycling Business (“MRB”), the Auto Parts Business (“APB”) and the Steel Manufacturing Business (“SMB”), which collectively provide an end-of-life cycle solution for a variety of metal products through our integrated businesses. We use operating income (loss) to measure our segment performance. Corporate expense consists primarily of unallocated expense for management and administrative services that benefit all three reporting segments. As a result of this unallocated expense, the operating income (loss) of each reporting segment does not reflect the operating income (loss) the reporting segment would have as a stand-alone business. For further information regarding our reporting segments, see Note 13 – Segment Information in the notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this report.

Our results of operations depend in large part on demand and prices for recycled metal in foreign and domestic markets and steel products in the Western US. Our deep water port facilities on both the East and West coasts of the US (in Everett, Massachusetts; Oakland, California; Portland, Oregon; Tacoma, Washington; and Providence, Rhode Island, all of which are owned except for the Providence, Rhode Island facility, which is operated under a long-term lease) and access to public deep water port facilities (in Kapolei, Hawaii and Salinas, Puerto Rico) allow us to meet the demand for recycled metal by steel manufacturers located in Europe, Asia, Central America and Africa. Our processing facilities in the Southeastern US also provide access to the automobile and steel manufacturing industries in that region.

Executive Overview of Financial Results

In the first quarter of fiscal 2011, we delivered strong financial and operating performance, continuing an overall upward trend in year-over-year performance. Our improved performance was due to higher demand in foreign markets, improved operating efficiencies, enhanced supply networks and continued benefits from technology investments. We achieved these results despite a sluggish domestic economy which constricted the flow of scrap metal from consumer, manufacturing, construction and demolition activities. Better economic conditions in overseas markets, particularly in Asia, generated higher demand for exports of ferrous and nonferrous recycled materials and led to enhanced performance for our Metals Recycling Business due to our geographic concentration on the east and west coasts and seven deep water ports. Our Auto Parts Business generated healthy demand from retail parts sales as consumers look to maintain vehicles longer and generated robust operating income growth from the entire value chain of autobody dismantling. Our Steel Manufacturing Business capitalized on increased average selling prices to narrow its operating loss from the first quarter of fiscal 2010. The outcome was solid earnings generation during the first quarter of 2011 while maintaining a conservative capital structure that supports our strategy for growth.

The following items summarize our consolidated financial results for the first quarter of fiscal 2011:

•	Revenues of $675 million, compared to $394 million in the first quarter of fiscal 2010;

•	Operating income of $28 million, compared to $9 million in the first quarter of fiscal 2010;

•	Income from continuing operations attributable to SSI of $18 million, or $0.64 per share (diluted), compared to $6 million, or $0.23 per share (diluted), in the first quarter of fiscal 2010;

•

Net income attributable to SSI of $18 million, or $0.64 per share (diluted), compared to net loss attributable to SSI of ($9) million, or ($0.30) per share (diluted), in the first quarter of fiscal 2010;

•	Net cash used in operating activities of $18 million, compared to $90 million in the first quarter of fiscal 2010;

•	Cash and cash equivalents of $57 million, compared to $30 million as of August 31, 2010; and

•	Debt, net of cash, of $123 million, compared to $70 million as of August 31, 2010 (see the reconciliation of Debt, net of cash in Non-GAAP Financial Measures at the end of Item 2).

SCHNITZER STEEL INDUSTRIES, INC.

In the first quarter of fiscal 2011, our MRB segment generated revenues of $592 million, a $275 million increase from the first quarter of fiscal 2010, which included a $249 million, or 107%, increase in ferrous revenues, reflecting record quarterly volumes of processed ferrous tons sold, and a $25 million, or 31%, increase in nonferrous revenues. MRB had operating income of $26 million compared to $16 million for the first quarter of fiscal 2010.

In the first quarter of fiscal 2011, our APB segment generated revenues of $67 million, an $11 million increase from the first quarter of fiscal 2010. The increase in revenues was driven by a $7 million increase in scrap vehicle revenue and a $4 million increase in core revenue. APB had record first quarter operating income of $14 million compared to $10 million for the first quarter of fiscal 2010.

In the first quarter of fiscal 2011, our SMB segment generated revenues of $64 million, a $5 million decrease from the first quarter of fiscal 2010. The decrease in revenues reflected a decrease in sales of semi-finished products (billets). SMB had an operating loss of ($2) million compared to ($8) million for the first quarter of fiscal 2010.

Business Combinations

As part of our continued focus on growth, we spent $6 million on value-creating acquisitions during the first quarter of fiscal 2011. These acquisitions included a metals recycler in Maui, Hawaii, which provides an additional source of scrap metal for MRB’s Hawaiian export facility and a used auto parts facility located near MRB’s export facility in Oakland, California.

SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

	Three Months Ended November 30,
($ in thousands)	2010	2009	% Change
Revenues:
Metals Recycling Business	$591,708	$316,472	87%
Auto Parts Business	66,681	55,261	21%
Steel Manufacturing Business	63,634	68,680	(7%)
Intercompany revenue eliminations (1)	(46,919)	(46,131)	2%

Total revenues	675,104	394,282	71%

Cost of goods sold:
Metals Recycling Business	545,688	286,854	90%
Auto Parts Business	41,229	34,192	21%
Steel Manufacturing Business	64,218	74,841	(14%)
Intercompany cost of goods sold eliminations (1)	(48,589)	(44,949)	8%

Total cost of goods sold	602,546	350,938	72%

Selling, general and administrative (“SG&A”) expense:
Metals Recycling Business	21,648	14,041	54%
Auto Parts Business	11,413	10,652	7%
Steel Manufacturing Business	1,451	1,404	3%
Corporate (2)	10,563	8,349	27%

Total SG&A expense	45,075	34,446	31%

Environmental matters:
Metals Recycling Business	(200)	150	NM

Total environmental matters	(200)	150	NM

Income from joint ventures:
Metals Recycling Business	(961)	(482)	99%
Change in intercompany (profit) loss elimination (3)	204	(52)	NM

Total joint venture income	(757)	(534)	42%

Operating income (loss):
Metals Recycling Business	25,533	15,909	60%
Auto Parts Business	14,039	10,417	35%
Steel Manufacturing Business	(2,035)	(7,565)	(73%)
Corporate expense	(10,563)	(8,349)	27%
Change in intercompany profit (loss) elimination (4)	1,466	(1,130)	NM

Total operating income	$28,440	$9,282	206%

NM = Not Meaningful

(1)

MRB sells recycled ferrous metal to SMB at rates per ton that approximate West Coast export market prices. In addition, APB sells auto bodies to MRB. These intercompany revenues and cost of goods sold are eliminated in consolidation.

(2)

Corporate expense consists primarily of unallocated expenses for services that benefit all three reporting segments. As a consequence of this unallocated expense, the operating income of each segment does not reflect the operating income the segment would have as a stand-alone business.

(3)

Certain joint ventures sell recycled ferrous metal to MRB, a portion of which is sold to SMB. Consequently, these intercompany revenues produce intercompany operating income (loss), which is not recognized until the finished products are sold to third parties; therefore, intercompany profit is eliminated while the products remain in inventory.

(4)	Intercompany (profits) losses are not recognized until the finished products are sold to third parties, therefore intercompany profit is eliminated while the products remain in inventory.

SCHNITZER STEEL INDUSTRIES, INC.

First quarter of fiscal 2011 compared with first quarter of fiscal 2010

Revenues

Consolidated revenues for the first quarter of fiscal 2011 increased $281 million, or 71%, to $675 million, primarily due to continuing strong worldwide demand for scrap and recycled metal, which led to higher average net selling prices and sales volumes.

Operating Income

Consolidated operating income increased to $28 million, or 4.2% of revenues for the first quarter of fiscal 2011 compared to $9 million, or 2.4% of revenues for the first quarter of fiscal 2010. The improvement in consolidated operating income was primarily due to higher average net selling prices and ferrous sales volumes, and increased availability of raw materials. Consolidated operating income reflected $45 million in consolidated SG&A expenses, an $11 million increase which included a $5 million increase in compensation due to improved financial performance, and a $3 million increase in professional and other third party services due to environmental cost reimbursements in the prior year.

Income Tax Expense

Our effective tax rate for the first quarter of fiscal 2011 was 32.7%, compared to 20.5% for the first quarter of fiscal 2010. The difference in rates was primarily due to the 12.8% benefit in the first quarter of fiscal 2010 from the enactment of the Worker, Homeownership, and Business Act of 2009, which extended the carry back period for corporate net operating losses from two years to five years, thereby restoring the tax benefit of the full manufacturing deduction we originally claimed in fiscal 2007.

The effective tax rate is expected to be approximately 33.0% for the remainder of fiscal 2011.

SCHNITZER STEEL INDUSTRIES, INC.

Financial Results by Segment

We operate our business across three reporting segments: MRB, APB and SMB. Additional financial information relating to these reporting segments is contained in Note 13 – Segment Information in the notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this report.

Metals Recycling Business

	Three Months Ended November 30,
($ in thousands, except for prices)	2010	2009	% Change
Ferrous revenues	$480,868	$232,009	107%
Nonferrous revenues	108,273	82,854	31%
Other	2,567	1,609	60%

Total segment revenues	591,708	316,472	87%
Cost of goods sold	545,688	286,854	90%
Selling, general and administrative expense	21,648	14,041	54%
Environmental matters	(200)	150	NM
Income from joint ventures	(961)	(482)	99%

Segment operating income	$25,533	$15,909	60%

Average ferrous recycled metal sales prices ($/LT): (1)
Steel Manufacturing Business	$350	$292	20%
Other domestic	$315	$252	25%
Foreign	$359	$280	28%
Average	$353	$277	27%

Ferrous sales volume (LT, in thousands):
Steel Manufacturing Business	91	122	(25%)
Other domestic	161	135	19%

Total domestic	252	257	(2%)
Foreign	979	500	96%

Total ferrous sales volume (LT, in thousands)	1,231	757	63%
Average nonferrous sales price ($/pound) (1)	$0.94	$0.73	29%
Nonferrous sales volumes (pounds, in thousands)	111,495	110,247	1%

Outbound freight included in cost of goods sold (in thousands)	$50,797	$25,306	101%

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.
LT	= Long Ton, which is 2,240 pounds
NM	= Not Meaningful

First quarter of fiscal 2011 compared with first quarter of fiscal 2010

Revenues

MRB revenues increased $275 million, or 87%, to $592 million for the first quarter of fiscal 2011.

Ferrous revenues increased $249 million, or 107%, to $481 million for the first quarter of fiscal 2011, due to both higher average ferrous net selling prices and higher sales volumes. The average net selling price increased by $76 per long ton, or 27%, to $353 per long ton for the first quarter of fiscal 2011, primarily due to strong demand in Asian markets which provided support to both domestic and foreign selling prices. Ferrous sales volumes increased by 474 thousand long tons, or 63%, to a first quarter record of 1.2 million long tons driven by worldwide demand for scrap and recycled metal and increased availability of raw materials.

SCHNITZER STEEL INDUSTRIES, INC.

Nonferrous revenues increased $25 million, or 31%, to $108 million for the first quarter of fiscal 2011, driven by increases in the average nonferrous net selling price. The average nonferrous net selling price increased by $0.21 per pound, or 29%, to $0.94 per pound reflecting a general market improvement.

Segment Operating Income

Operating income for MRB increased to $26 million, or 4.3% of revenues for the first quarter of fiscal 2011 compared to $16 million, or 5.0% of revenues for the first quarter of fiscal 2010. The increase in operating income reflects the impact of improved worldwide demand for scrap and recycled metal, which led to higher average net selling prices, increased availability of raw materials and continued benefits from improved production operating efficiencies. The decrease in operating margin as a percentage of revenues was due to purchase prices for ferrous scrap rising faster than the net selling prices of shipments in the quarter.

Included in operating income for MRB was an increase in SG&A expenses of $8 million for the first quarter of fiscal 2011, primarily due to a $2 million increase in compensation due to improved financial performance and a $3 million increase in professional and other third party services due to environmental cost reimbursements in the prior year.

Outlook

As an update to the outlook for fiscal 2011 that was provided in our Annual Report on Form 10-K for the year ended August 31, 2010, MRB expects its acquisitions thus far in fiscal 2011, including those subsequent to November 30, 2010, to provide on an annual basis approximately 550 thousand ferrous long tons of volume. However, as we have historically purchased approximately 60% of this volume from the acquired businesses, MRB expects that only approximately 40% of the acquired volumes will be incremental to existing volumes. In addition, these acquisitions are expected to provide on an annual basis approximately 60 million pounds of nonferrous material that is entirely incremental to existing volumes. Subject to the impact of short term volatility in economic conditions and the effects of purchase accounting, which is not yet complete on acquisitions subsequent to November 30, 2010, MRB expects these acquisitions to be accretive to net income in fiscal 2011.

Auto Parts Business

	Three Months Ended November 30,
($ in thousands)	2010	2009	% Change
Revenues	$66,681	$55,261	21%
Cost of goods sold	41,229	34,192	21%
Selling, general and administrative expense	11,413	10,652	7%

Segment operating income	$14,039	$10,417	35%

Number of stores at period end	45	43	5%
Cars purchased (in thousands)	82	88	(7%)

First quarter of fiscal 2011 compared with first quarter of fiscal 2010

Revenues

APB revenues increased $11 million, or 21%, to $67 million for the first quarter of fiscal 2011. The increase in revenues included a $7 million increase in scrap vehicle revenue and a $4 million increase in core revenue. The increase in revenues was driven by an increase from 43 to 45 self-service store locations, improved production operating efficiencies and improvements in commodity prices, which resulted in an increase in sales volumes and prices which was achieved despite no benefits from the Cash-For-Clunkers government stimulus program that increased sales volumes in the first quarter of fiscal 2010.

Segment Operating Income

Operating income for APB increased to a first quarter record $14 million, or 21.1% of revenues compared to $10 million, or 18.9% of revenues for the first quarter of fiscal 2010. The increase in operating income reflected the impact of an increase from 43 to 45 self-service store locations, improved operating efficiencies and higher selling prices and volumes for scrapped vehicles, which resulted primarily from increases in commodity prices.

SCHNITZER STEEL INDUSTRIES, INC.

Steel Manufacturing Business

	Three Months Ended November 30,
($ in thousands, except for price)	2010	2009	% Change
Revenues (1)	$63,634	$68,680	(7%)
Cost of goods sold	64,218	74,841	(14%)
Selling, general and administrative expense	1,451	1,404	3%

Segment operating loss	$(2,035)	$(7,565)	(73%)

Finished steel products average sales price ($/ton) (2)	$634	$520	22%
Finished steel products sold (tons, in thousands)	98	100	(2%)
Rolling mill utilization	48%	55%

(1)	Revenues include sales of semi-finished goods (billets) and finished steel products.
(2)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

First quarter of fiscal 2011 compared with first quarter of fiscal 2010

Revenues

SMB revenues decreased $5 million, or 7%, to $64 million for the first quarter of fiscal 2011 as a result of lower sales of semi-finished goods (billets). Although sales volumes of finished steel products decreased 2 thousand tons, or 2%, to 98 thousand tons in the first quarter of fiscal 2011, average selling prices of finished steel products increased $114 per ton, or 22%, to $634 per ton. The increase in the average selling price of finished steel products reflected higher purchase prices for scrap.

Segment Operating Loss

Operating loss for SMB was ($2) million for the first quarter of fiscal 2011 compared to an operating loss of ($8) million for the first quarter of fiscal 2010. As a percentage of revenues, operating loss decreased by 7.8 percentage points in the first quarter of fiscal 2011. This improvement reflects the impact of increased average selling prices in the first quarter of fiscal 2011.

Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and existing credit facilities.

Sources and Uses of Cash

We had cash balances of $57 million as of November 30, 2010 and $30 million as of August 31, 2010. Cash balances are intended to be used primarily for working capital and capital expenditures. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of November 30, 2010, debt, net of cash, was $123 million compared to $70 million as of August 31, 2010 (see the reconciliation of Debt, net of cash in Non-GAAP Financial Measures at the end of Item 2).

Operating Activities

Net cash used in operating activities in the first quarter of fiscal 2011 was $18 million, compared to $90 million in the first quarter of fiscal 2010.

Cash used in operating activities in the first quarter of fiscal 2011 included an increase in accounts receivable of $35 million due to timing of collections, a $14 million decrease in accrued payroll and related liabilities due to the payment of fiscal 2010 incentive compensation awards in the first quarter of fiscal 2011, a $7 million decrease in accounts payable due to timing of payments and a $6 million increase in inventories due to higher purchase costs and higher volumes of material on hand at period end.

Cash used in operating activities in the first quarter of fiscal 2010 included a $91 million increase in inventories (excluding $35 million of inventory sold as a part of the divestiture of the full-service auto parts operations) due to higher purchase costs and higher volumes of material on hand at period end, an increase in accounts

SCHNITZER STEEL INDUSTRIES, INC.

receivable of $9 million due to timing of collections, an $11 million decrease in accounts payable due to timing of payments and a $7 million decrease in accrued payroll and related liabilities due to the payment of fiscal 2009 incentive compensation awards in the first quarter of fiscal 2010.

Investing Activities

Net cash used in investing activities in the first quarter of fiscal 2011 was $32 million, compared to net cash provided by investing activities of $15 million in the first quarter of fiscal 2010.

Cash used in investing activities in the first quarter of fiscal 2011 included $25 million in capital expenditures to upgrade our equipment and infrastructure and $7 million paid for acquisitions completed in the first quarter of fiscal 2011 as well as amounts that were accrued for prior acquisitions.

Cash provided by investing activities in the first quarter of fiscal 2010 included $41 million in proceeds from the sale of the full-service auto parts business and other assets, partially offset by $18 million for completed acquisitions and $8 million in capital expenditures to upgrade our equipment and infrastructure.

Financing Activities

Net cash provided by financing activities in the first quarter of fiscal 2011 was $77 million, compared to $54 million in the first quarter of fiscal 2010.

Cash provided by financing activities in the first quarter of fiscal 2011 included $80 million in additional borrowings principally used to support higher working capital requirements.

Cash provided by financing activities in the first quarter of fiscal 2010 included $57 million in additional borrowings principally used to finance the growth in inventory.

Credit Facilities

We maintain a $450 million revolving credit facility that matures in July 2012 pursuant to an unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto. Interest rates on outstanding indebtedness under the amended agreement are based, at our option, on either the London Interbank Offered Rate plus a spread of between 0.50% and 1.00%, with the amount of the spread based on a pricing grid tied to our leverage ratio, or the greater of the prime rate or the federal funds rate plus 0.50%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.10% and 0.25% based on a pricing grid tied to our leverage ratio. We had borrowings outstanding under the credit facility of $170 million as of November 30, 2010 and $90 million as of August 31, 2010. The weighted average interest rate on amounts outstanding under this facility was 0.75% as of November 30, 2010 and 0.79% as of August 31, 2010. In January 2011, we obtained commitments, subject to normal closing conditions, from a group of participating banks to increase our existing $450 million revolving credit facility to at least $600 million and extend its expiration to January 2016. The new agreement is expected to be finalized in the second quarter of fiscal 2011.

We also maintain a one year, unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A that expires on March 1, 2011. Interest rates are set by the bank at the time of borrowing. We had no borrowings outstanding under this facility as of November 30, 2010 or August 31, 2010.

The two bank credit agreements contain various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of November 30, 2010 and August 31, 2010, we were in compliance with all such covenants. We use these credit facilities to fund share repurchases, acquisitions, capital expenditures and working capital requirements.

In addition, as of November 30, 2010 and August 31, 2010, we had $8 million of long-term bonded indebtedness that matures in January 2021.

SCHNITZER STEEL INDUSTRIES, INC.

Acquisitions

During the first quarter of fiscal 2011, we closed two acquisitions with an aggregate purchase price of $6 million as we continued to execute our growth strategy. See Note 3 – Business Combinations in the notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this report for additional information on business acquisitions.

In addition, we completed three acquisitions after November 30, 2010 with an aggregate purchase price of $82 million. See Note 14 – Subsequent Events in the notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this report for additional information on acquisitions that have closed subsequent to quarter end. We have signed definitive agreements for additional acquisitions that we expect to complete before the end of the second quarter of fiscal 2011. We expect the aggregate cash purchase price for these transactions to be an additional $139 million.

Capital Expenditures

Capital expenditures totaled $25 million for the first quarter of fiscal 2011, compared to $8 million for the first quarter of fiscal 2010. During the first quarter of fiscal 2011, we continued our investment in general improvements at a number of our metals recycling facilities, including investments in technology to improve the recovery of nonferrous materials from the shredding process and investments to further improve efficiency and increase capacity, increase worker safety and enhance environmental systems. We plan to invest up to an additional $110 million in capital expenditures during the remainder of fiscal 2011, which is expected to be spent on continued investments in technology to improve the recovery of nonferrous materials from the shredding process, material handling and processing equipment, enhancements to our information technology infrastructure, improvements for the facilities, environmental and safety infrastructure and normal equipment replacement. We believe these investments will create value for our shareholders. We expect to use cash provided by operating activities and available lines of credit to fund capital expenditures during the remainder of fiscal 2011.

Environmental Compliance

Our commitment to sustainable recycling and operating our business in an environmentally responsible manner requires us to continue to invest in facilities that improve our environmental presence in the communities in which we operate. We invested $2 million in capital expenditures for environmental projects during the first quarter of fiscal 2011 and we plan to invest a further $17 million in capital expenditures for environmental projects during the remainder of fiscal 2011. These projects include investments in storm water systems and equipment to ensure ongoing compliance with air quality and other environmental regulations.

We have been identified by the EPA as a PRP that owns or operates or formerly owned or operated sites adjacent to the Portland Harbor Superfund site. Because there has not been a determination of the total investigation costs, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs, it is not presently possible to estimate the costs which we are likely to incur in connection with the Site, although such costs could be significant and material to our future cash flows. Any material liabilities recorded in the future related to the Site could result in our failure to maintain compliance with certain covenants in our debt agreements. Significant cash outflows in the future related to the Site could reduce the amounts available for borrowing that could otherwise be used for investment in capital expenditures and acquisitions. The EPA has indicated that it expects to issue a record of decision that will discuss remedial alternatives for the Site sometime in 2012. See Note 7 – Environmental Liabilities and Other Contingencies in the notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this report.

Assessment of Liquidity and Capital Resources

Historically, our available cash resources, internally generated funds, credit facilities and equity offerings have financed our acquisitions, capital expenditures, working capital and other financing needs.

SCHNITZER STEEL INDUSTRIES, INC.

We generally believe our current cash resources, internally generated funds, existing credit facilities and access to the capital markets will provide adequate financing for acquisitions, capital expenditures, working capital, joint ventures, stock repurchases, debt service requirements, post-retirement obligations and future environmental obligations for the next 12 months. However, weak US market conditions may result in further utilizing our available credit lines and curtailing capital and operating expenditures, delaying or restricting acquisitions and share repurchases and reassessing working capital requirements. Should we determine, at any time, that we require additional short-term liquidity, we will evaluate available alternatives and take appropriate steps to obtain sufficient additional funds, but there can be no assurance that any such supplemental funding, if sought, could be obtained or, if obtained, would be adequate or on acceptable terms. However, we believe that our strong balance sheet, expected cash flow from operations and existing credit facilities should provide additional sources of liquidity if required.

Off-Balance Sheet Arrangements

With the exception of operating leases and letters of credit, we are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or cash flows. We enter into operating leases for both new equipment and property. There have been no material changes to any off-balance sheet arrangements as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 31, 2010.

Contractual Obligations

Long-term bank debt as reported in the contractual obligations table in our Annual Report on Form 10-K for the year ended August 31, 2010 has increased $80 million to $170 million as of November 30, 2010 due to increased net borrowings under our credit agreements as described above under “Liquidity and Capital Resources.”

Critical Accounting Policies and Estimates

We believe that the assumptions, estimates and judgments involved in the critical accounting policies and estimates described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended August 31, 2010 have the most significant potential impact on our financial statements. These estimates require difficult and subjective judgments, including whether estimates are required to be made about matters that are inherently uncertain, if different estimates reasonably could have been used or if changes in the estimates that are reasonably likely to occur could materially impact the financial statements. Actual results could differ from the estimates we used in applying the critical accounting policies. We are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

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

SCHNITZER STEEL INDUSTRIES, INC.

The following is a reconciliation of debt, net of cash (in thousands):

	November 30, 2010	August 31, 2010
Long-term debt and capital lease obligations, current	$527	$1,189
Long-term debt and capital lease obligations, net of current maturities	179,143	99,240

Total debt	179,670	100,429
Less: cash and cash equivalents	57,035	30,342

Total debt, net of cash	$122,635	$70,087

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

The information required hereunder is not materially different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended August 31, 2010 and is therefore not presented herein.

Interest Rate Risk

The information required hereunder is not materially different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended August 31, 2010 and is therefore not presented herein.

Credit Risk

As of November 30, 2010 and August 31, 2010, 47% and 43%, respectively, of our trade accounts receivable balance was covered by letters of credit. Of the remaining balance as of November 30, 2010, 94% was less than 60 days past due, compared to 89% as of August 31, 2010.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 7 – Environmental Liabilities and Other Contingencies in the notes to the unaudited condensed consolidated financial statements in Part I, Item I, incorporated by reference herein.

ITEM 1A.	RISK FACTORS

There have been no material changes to our risk factors reported or new factors identified since the filing of our Annual Report on Form 10-K for the year ended August 31, 2010, which was filed with the Securities and Exchange Commission on October 21, 2010.

ITEM 6.	EXHIBITS

10.1	Fiscal 2011 Annual Performance Bonus Program for John D. Carter and Tamara L. Lundgren.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Schnitzer Steel Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended November 30, 2010 and 2009, (ii) Condensed Consolidated Balance Sheets as of November 30, 2010, and August 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended November 30, 2010 and 2009, and (iv) the Notes to Condensed Consolidated Financial Statements.

SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date: January 6, 2011	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
President and Chief Executive Officer

Date: January 6, 2011	By:	/s/ Richard D. Peach
Richard D. Peach
Sr. Vice President and Chief Financial Officer