Form 10-Q
period 2011-02-28
SCHNITZER STEEL INDUSTRIES INC
filed 2011-04-05
CIK 912603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended February 28, 2011

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

Yes  ☐    No  ☒

The Registrant had 24,242,718 shares of Class A common stock, par value of $1.00 per share, and 3,242,367 shares of Class B common stock, par value of $1.00 per share, outstanding as of March 30, 2011.

SCHNITZER STEEL INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

	February 28, 2011	August 31, 2010
Assets
Current assets:
Cash and cash equivalents	$48,245	$30,342
Accounts receivable, net of allowance for doubtful accounts of $6,587 and $6,209	161,015	126,156
Inventories, net	356,559	268,103
Deferred income taxes	9,857	9,037
Refundable income taxes	14,732	14,610
Prepaid expenses and other current assets	14,386	12,546

Total current assets	604,794	460,794
Property, plant and equipment	926,984	871,901
Less accumulated depreciation	438,656	411,091

Property, plant and equipment, net	488,328	460,810
Other assets:
Investments in joint venture partnerships	15,734	13,706
Goodwill	514,682	380,332
Intangibles, net	22,616	20,444
Other assets	13,636	7,332

Total assets	$1,659,790	$1,343,418

Liabilities and Equity
Current liabilities:
Long-term debt and capital lease obligations, current	$700	$1,189
Accounts payable	119,784	91,879
Accrued payroll and related liabilities	24,965	34,162
Environmental liabilities	2,545	2,588
Accrued income taxes	17,318	1,816
Other accrued liabilities	25,983	28,479

Total current liabilities	191,295	160,113
Deferred income taxes	62,408	58,630
Long-term debt and capital lease obligations, net of current maturities	320,112	99,240
Environmental liabilities, net of current portion	38,130	37,286
Other long-term liabilities	10,697	8,517

Total liabilities	622,642	363,786

Commitments and contingencies (Note 7)
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock–20,000 shares $1.00 par value authorized, none issued	0	0
Class A common stock–75,000 shares $1.00 par value authorized, 24,201 and 22,700 shares issued and outstanding	24,201	22,700
Class B common stock–25,000 shares $1.00 par value authorized, 3,282 and 4,721 shares issued and outstanding	3,282	4,721
Additional paid-in capital	6,543	1,815
Retained earnings	996,327	948,642
Accumulated other comprehensive income (loss)	1,276	(2,552)

Total SSI shareholders’ equity	1,031,629	975,326
Noncontrolling interests	5,519	4,306

Total equity	1,037,148	979,632

Total liabilities and equity	$1,659,790	$1,343,418

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share amounts)

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010
Revenues	$721,842	$564,328	$1,396,946	$958,610

Operating expense:
Cost of goods sold	632,856	496,582	1,235,402	847,520
Selling, general and administrative	44,033	39,661	89,108	74,107
Environmental matters	0	(532)	(200)	(382)
(Income) loss from joint ventures	(984)	80	(1,741)	(453)

Operating income	45,937	28,537	74,377	37,818

Other income (expense):
Interest income	234	186	289	303
Interest expense	(1,157)	(695)	(1,755)	(1,313)
Other income, net	2,854	285	3,015	587

Total other income (expense)	1,931	(224)	1,549	(423)

Income from continuing operations before income taxes	47,868	28,313	75,926	37,395

Income tax expense	(15,745)	(9,736)	(24,909)	(11,600)

Income from continuing operations	32,123	18,577	51,017	25,795

Income (loss) from discontinued operations, net of tax	11	(72)	34	(15,046)

Net income	32,134	18,505	51,051	10,749

Net income attributable to noncontrolling interests	(1,309)	(1,046)	(2,432)	(1,860)

Net income attributable to SSI	$30,825	$17,459	$48,619	$8,889

Basic:
Income per share from continuing operations attributable to SSI	$1.12	$0.63	$1.76	$0.86
Income (loss) per share from discontinued operations attributable to SSI	0.00	0.00	0.00	(0.54)

Net income per share attributable to SSI	$1.12	$0.63	$1.76	$0.32

Diluted:
Income per share from continuing operations attributable to SSI	$1.10	$0.62	$1.74	$0.85
Income (loss) per share from discontinued operations attributable to SSI	0.00	0.00	0.00	(0.53)

Net income per share attributable to SSI	$1.10	$0.62	$1.74	$0.32

Weighted average number of common shares:
Basic	27,627	27,873	27,595	27,835
Diluted	27,944	28,117	27,918	28,127

Dividends declared per common share	$0.017	$0.017	$0.034	$0.034

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended February 28,
	2011	2010
Cash flows from operating activities:
Net income	$51,051	$10,749
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	34,476	31,054
Inventory write-down	0	368
Deferred income taxes	2,136	1,603
Undistributed equity in earnings of joint ventures	(1,931)	(711)
Share-based compensation expense	6,692	5,303
Excess tax (benefit) deficiency from share-based payment arrangements	299	(55)
(Gain) loss on disposal of a business and other assets	(20)	16,736
Environmental matters	(200)	319
Net gain on derivatives	(759)	(2,474)
Unrealized foreign exchange gains, net	(2,403)	0
Bad debt expense, net of recoveries	578	90
Changes in assets and liabilities:
Accounts receivable	(29,021)	(47,262)
Inventories	(79,544)	(49,466)
Refundable income taxes	(122)	45,271
Prepaid expenses and other current assets	1,008	1,498
Intangibles and other long-term assets	(944)	1,237
Accounts payable	31,353	(405)
Accrued payroll and related liabilities	(9,360)	(3,323)
Other accrued liabilities	(1,368)	7,572
Accrued income taxes	15,165	(721)
Environmental liabilities	(78)	(756)
Other long-term liabilities	(134)	(527)
Distributed equity in earnings of joint ventures	3,405	100

Net cash provided by operating activities	20,279	16,200

Cash flows from investing activities:
Capital expenditures	(46,284)	(21,659)
Acquisitions, net of cash acquired	(165,919)	(29,465)
Joint venture (payments) receipts, net	(1,118)	(173)
Proceeds from sale of business and other assets	290	41,175

Net cash used in investing activities	(213,031)	(10,122)

Cash flows from financing activities:
Proceeds from line of credit	311,000	165,000
Repayment of line of credit	(311,000)	(165,000)
Borrowings from long-term debt	413,000	401,500
Repayment of long-term debt	(193,298)	(411,948)
Debt financing fees	(5,114)	0
Restricted stock withheld for taxes	(1,880)	(2,404)
Excess tax benefit (deficiency) from share-based payment arrangements	(299)	55
Stock options exercised	279	610
Distributions to noncontrolling interests	(1,219)	(971)
Dividends paid	(1,400)	(472)

Net cash provided by (used in) financing activities	210,069	(13,630)

Effect of exchange rate changes on cash	586	99

Net increase (decrease) in cash and cash equivalents	17,903	(7,453)
Cash and cash equivalents as of beginning of period	30,342	41,026

Cash and cash equivalents as of end of period	$48,245	$33,573

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Schnitzer Steel Industries, Inc. (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by US GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. Although management believes the disclosures made are adequate to ensure the information presented is not misleading, management suggests that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2010. The results for the three and six months ended February 28, 2011 and 2010 are not necessarily indicative of the results of operations for the entire year.

Cash and Cash Equivalents

Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts of $40 million as of February 28, 2011 and $25 million as of August 31, 2010.

Derivative Financial Instruments

To manage exposure to foreign exchange rate risk, the Company enters into foreign currency forward contracts to stabilize the US Dollar amount of the transaction at maturity. The Company has not designated these contracts as hedging instruments for accounting purposes. Accordingly, the realized and unrealized gains and losses on settled and unsettled forward contracts are recognized as other income or expense in the consolidated statement of operations. Derivative instruments not designated as hedges are classified consistent with the underlying transaction in the consolidated statements of cash flows upon cash settlement.

The Company held foreign currency forward contracts denominated in Canadian Dollars with total notional amounts of C$75 million at February 28, 2011. The fair value of these contracts was estimated based on quoted market prices. The Company did not hold any foreign currency forward contracts during the prior year.

Foreign Currency Translation and Transactions

Net unrealized foreign currency transaction gains were $2 million for the three and six months ended February 28, 2011. The Company did not have any realized or unrealized foreign currency transaction gains or losses for the three and six months ended February 28, 2010.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In December 2010, an accounting standard update was issued regarding the interpretation of the disclosure of supplementary pro forma information for business combinations. The standard clarifies that an entity is required to disclose pro forma revenue and earnings as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. In addition, this standard expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This standard will be effective for the Company for fiscal year 2012. The Company currently complies with these disclosures and thus this standard will not have any impact on previously issued financial statements.

Note 2 – Inventories, net

Inventories, net consisted of the following (in thousands):

	February 28, 2011	August 31, 2010
Processed and unprocessed scrap metal	$267,149	$189,618
Semi-finished steel products (billets)	7,835	5,593
Finished goods	50,078	43,352
Supplies, net	31,497	29,540

Inventories, net	$356,559	$268,103

Note 3 - Business Combinations

During the first six months of fiscal 2011, the Company spent $166 million on the following acquisitions:

•	In September 2010, the Company acquired a metals recycler in Maui, Hawaii to provide an additional source of scrap metal for the Metals Recycling Business (“MRB”) Hawaiian facility.

•	In November 2010, the Company acquired a used auto parts facility located in Stockton, California,which expanded APB’s presence in the Western US.

•	In December 2010, the Company acquired a used auto parts store in Waco, Texas, which expanded the Auto Parts Business (“APB”) presence in the Southwestern US.

•	In December 2010, the Company acquired a metals recycler with two yards in Macon, Georgia, which expanded MRB’s presence in the Southeastern US.

•

In December 2010, the Company acquired a metals recycler with six yards on Vancouver Island, British Columbia, Canada that previously supplied ferrous scrap to MRB’s Tacoma, Washington facility. This acquisition marked MRB’s initial expansion into Canada.

•	In January 2011, the Company acquired a metals recycler with one yard in Attleboro, Massachusetts, which expanded MRB’s presence in the Northeastern US.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•	In January 2011, the Company acquired a mobile vehicle crushing business based in Portland, Oregon, which provides scrap metal for MRB’s Portland, Oregon facility.

•	In February 2011, the Company acquired three used auto parts stores in Seattle, Washington, which expanded APB’s presence in the Northwestern US.

For each acquisition the purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the date of acquisition. The excess of the aggregate purchase price over the fair value of the identifiable net assets acquired of $131 million for the six months ended February 28, 2011 was recorded as goodwill, all of which is expected to be deductible for tax purposes.

The following is a summary of the aggregate fair values of assets acquired and liabilities assumed for acquisitions completed during the six months ended February 28, 2011 (in thousands):

Assets:
Cash	$283
Accounts receivable	6,051
Inventories	8,668
Prepaids and other current assets	700
Deferred tax assets	287
Property, plant and equipment	20,222
Intangible assets	4,571
Goodwill	131,273
Liabilities:
Short-term liabilities	(3,602)
Environmental reserve	(1,069)
Long-term liabilities	(1,272)

Aggregate purchase price	166,112
Less: Cash received	283

Net cash paid	$165,829

The following table presents the fair value of intangible assets acquired with the acquisitions completed during the six months ended February 28, 2011 (dollars in thousands):

	Weighted Average Life In Years	Gross Carrying Amount
Tradename	Indefinite	$51
Covenants not to compete	4.7	4,402
Supply contracts	1.8	118

Total	4.7	$4,571

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma summary presents the effect on the consolidated financial results of the Company of the businesses acquired during the six months ended February 28, 2011 as though the businesses had been acquired as of September 1, 2009 (in thousands):

	For The Three Months Ended		For The Six Months Ended
	2/28/2011	2/28/2010	2/28/2011	2/28/2010
Revenues	$725,467	$585,674	$1,420,314	$997,921
Operating income (1)	$47,864	$33,492	$78,388	$43,372
Net income (1)	$32,020	$20,395	$50,954	$12,251
Net income per share - basic:	$1.16	$0.74	$1.84	$0.44
Net income per share - diluted:	$1.14	$0.72	$1.82	$0.44

(1) - Excludes nonrecurring executive compensation paid to previous management that will not be incurred in the future.

The revenue and earnings generated by the acquired operations since the date of acquisition are immaterial to the Company’s results of operations for the first six months of fiscal 2011.

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

Note 4 – Discontinued Operations

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

Note 5 – Goodwill and Other Intangible Assets, net

In the second quarter of fiscal 2011, the Company performed its annual goodwill impairment testing by comparing the fair value of each reporting unit with its carrying value, including goodwill. As a result of this testing, the Company determined that the fair values of each of the reporting units were significantly in excess of their respective carrying values and the goodwill balances and indefinite lived intangible assets were not impaired as of February 28, 2011. The Company will continue to monitor its goodwill and indefinite-lived intangible and long-lived assets for possible future impairment.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The gross changes in the carrying amount of goodwill by reporting segment for the six months ended February 28, 2011 were as follows (in thousands):

	Metals Recycling Business	Auto Parts Business	Total
Balance as of August 31, 2010	$230,198	$150,134	$380,332
Acquisitions	119,736	11,583	131,319
Foreign currency translation adjustment	1,426	1,605	3,031

Balance as of February 28, 2011	$351,360	$163,322	$514,682

The following table presents the Company’s intangible assets and their related lives (dollars in thousands):

		February 28, 2011		August 31, 2010
	Life In Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangibles:
Tradename	Indefinite	$801	$0	$750	$0
Tradename	5 – 6	507	(394)	583	(423)
Marketing agreement	5	563	(204)	563	(159)
Employment agreements	2	1,117	(1,117)	1,117	(884)
Covenants not to compete	2 – 20	29,138	(12,351)	27,797	(13,329)
Leasehold interests	2 – 25	1,260	(141)	862	(266)
Permits and licenses	3 – 9	780	(111)	780	(54)
Supply contracts	Indefinite	361	0	361	0
Supply contracts	2 – 6	4,689	(2,492)	4,571	(2,035)
Real property options	Indefinite	210	0	210	0

Total		$39,426	$(16,810)	$37,594	$(17,150)

Intangible assets with finite useful lives are amortized over their useful lives using methods that reflect the pattern over which the economic benefits are expected to be consumed or on a straight-line basis based on estimated lives. Amortization expense for identifiable intangible assets for the three and six months ended February 28, 2011 and 2010 was $1 million and $3 million, respectively.

Note 6 – Short-Term Borrowings, Long-Term Debt and Capital Lease Obligations

The Company has an unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. The term of this credit facility was recently extended to March 1, 2012. Interest rates are set by the bank at the time of borrowing. The Company had no borrowings outstanding under this facility as of February 28, 2011 or August 31, 2010.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In February 2011, the Company amended and restated its unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto to increase the amount available to $650 million from $450 million, including $30 million in Canadian Dollar availability. The maturity was also extended to February 2016. Interest rates on outstanding indebtedness under the amended agreement are based, at the Company’s option, on either the London Interbank Offered Rate (or the Canadian equivalent) plus a spread of between 1.75% and 2.75%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the base rate plus a spread of between 0% and 1%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.25% and 0.45%, which is based on a pricing grid tied to the Company’s leverage ratio. The Company paid commitment fees of less than $1 million for the three and six months ended February 28, 2011 and 2010. The Company had borrowings outstanding under the credit facility of $310 million as of February 28, 2011 and $90 million as of August 31, 2010. The weighted average interest rate on amounts outstanding under this facility was 2.26% as of February 28, 2011 and 0.79% as of August 31, 2010. The carrying value of this debt approximates fair value as it primarily consists of variable interest rate notes.

These bank credit agreements contain various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of February 28, 2011 and August 31, 2010, the Company was in compliance with all such covenants.

The Company had capital lease obligations for the use of equipment of $8 million as of February 28, 2011 and $2 million as of August 31, 2010 that expire at various dates through February 2021. In addition, the Company had $8 million of long-term bonded indebtedness that matures in January 2021 as of February 28, 2011 and August 31, 2010.

Note 7 - Environmental Liabilities and Other Contingencies

The Company evaluates the adequacy of its environmental liabilities on a quarterly basis. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which reserves were established.

Changes in the Company’s environmental liabilities for the six months ended February 28, 2011 were as follows (in thousands):

Reporting Segment	Balance as of August 31, 2010	Reserves Established, Net	Payments	Balance as of February 28, 2011	Short-Term	Long-Term
Metals Recycling Business	$25,374	$308	$(78)	$25,604	$1,991	$23,613
Auto Parts Business	14,500	571	0	15,071	554	14,517

Total	$39,874	$879	$(78)	$40,675	$2,545	$38,130

Metals Recycling Business

As of February 28, 2011, MRB had environmental reserves of $26 million for the potential remediation of locations where it has conducted business and has environmental liabilities from historical or recent activities.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The cost of the investigations and any remediation associated with the Site will not be reasonably estimable until completion of the data review and further investigations now being conducted by the LWG and the Trustees and the selection and approval of a remedy by the EPA. However, given the size of the Site and the nature of the conditions identified to date, the total cost of the investigations and remediation is likely to be substantial. In addition, because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs, it is not possible to estimate the costs which the Company might incur in connection with the Site, although such costs could be material to the Company’s financial position or results of operations. The Company has insurance policies that it believes will provide reimbursement for costs it incurs for defense and remediation in connection

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

with the Site, although there is no assurance that those policies will cover all of the costs which the Company may incur. In fiscal 2006, the Company recorded a liability for its then estimated share of the costs of the investigation incurred by the LWG to date. As of February 28, 2011 and August 31, 2010, the Company’s reserve for third party investigation costs of the Site was $1 million.

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

Other Metals Recycling Business Sites

As of February 28, 2011, the Company had environmental reserves related to various MRB sites of $25 million. The reserves, which range in amounts from less than $1 million to $2 million per site, relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues. No material environmental compliance enforcement proceedings are currently pending related to these sites.

Auto Parts Business

As of February 28, 2011, the Company had environmental reserves related to various APB sites of $15 million. The reserves, which range in amounts from less than $1 million to $2 million per site, relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues. No material environmental compliance enforcement proceedings are currently pending related to these sites.

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

SMB had no environmental reserves as of February 28, 2011.

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Changes in Equity and Comprehensive Income (Loss)

The following is a summary of the changes in equity and comprehensive income (loss) (in thousands):

	Fiscal 2011			Fiscal 2010
	SSI shareholders’ equity	Noncontrolling interests	Total equity	SSI shareholders’ equity	Noncontrolling interests	Total equity
Balances - September 1 (Beginning of period)	$975,326	$4,306	$979,632	$919,367	$3,383	$922,750
Net income	48,619	2,432	51,051	8,889	1,860	10,749
Components of other comprehensive income, net of tax:
Foreign currency translation adjustment	3,537	0	3,537	263	0	263
Pension obligations, net	174	0	174	614	0	614
Change in unrealized loss on cash flow hedges	117	0	117	186	0	186

Comprehensive income	52,447	2,432	54,879	9,952	1,860	11,812

Distributions to noncontrolling interests	0	(1,219)	(1,219)	0	(971)	(971)
Restricted stock withheld for taxes	(1,880)	0	(1,880)	(2,404)	0	(2,404)
Stock options exercised	279	0	279	610	0	610
Share-based compensation expense	6,692	0	6,692	5,303	0	5,303
Cash dividends declared	(936)	0	(936)	(944)	0	(944)
Excess tax (expense) benefits from share- based payment arrangements	(299)	0	(299)	55	0	55

Balances - February 28 (End of period)	$1,031,629	$5,519	$1,037,148	$931,939	$4,272	$936,211

Note 9 – Derivative Financial Instruments and Fair Value Measurements

Foreign Currency Exchange Rate Risk

In order to minimize the Company’s exposure from fluctuations in foreign currency exchange rates in connection with the purchase of a foreign entity, the Company entered into foreign currency forward contracts to stabilize the US Dollar amount of the transaction at acquisition. These contracts were settled in March 2011.

Fair Value Measurement

The foreign currency forward contracts are classified as derivative instruments that are not designated as hedging instruments and are carried at fair value. Fair value for these instruments, the Company’s only financial instruments carried at fair value, is determined using forward exchange rates based on observable exchange rates quoted in an active market. Mark-to-market adjustments for the Company’s outstanding derivative instruments resulted in a $3 million derivative asset as of February 28, 2011. This amount is classified as a Level 1 fair value measurement under the fair value hierarchy.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative not designated as a hedging instrument

The Company recognizes changes in fair value in other income (expense) in the period of the change. Unrealized gains of $3 million were recognized in other income (expense) for the three and six months ended February 28, 2011. The Company did not have any realized or unrealized foreign currency transaction gains or losses for the three and six months ended February 28, 2010.

Note 10 - Employee Benefits

Multiemployer Pension Plans

Approximately 60% of the Company’s multiemployer pension plan contributions are made to the Western Independent Shops Pension Trust (the “WISP Trust”) for the benefit of union employees of SMB. In 2004, the Internal Revenue Service (“IRS”) approved a seven-year extension of the period over which the WISP Trust may amortize unfunded liabilities, conditioned upon maintenance of certain minimum funding levels. Based on the actuarial valuation for the WISP Trust as of October 1, 2009 (the latest available actuarial information), the funded percentage of the WISP Trust (based on the ratio of the market value of assets to the accumulated benefits liability (present value of accrued benefits)) was 65.4%, which is below the targeted funding ratio specified in the agreement with the IRS. As a result, in September 2010, the WISP Trust submitted a request to the IRS for relief from the specified funding requirements. In February 2011, the IRS tentatively approved the WISP Trust’s request for relief subject to maintenance of certain minimum funding levels. If the WISP Trust had not been able to obtain relief, the IRS could have retroactively revoked the amortization extension back to the 2002 plan year, which could have resulted in a material liability for the Company’s share of the resulting funding deficiency.

Note 11 - Share-based Compensation

The Company recognized $3 million and $7 million for share-based compensation expense for the three and six months ended February 28, 2011, compared to $3 million and $5 million for the same periods in the prior year, respectively.

Fiscal 2011-2013 Performance Share Awards

On October 26, 2010, the Company’s Compensation Committee approved performance-based awards under the Company’s 1993 Stock Incentive Plan (“the Plan”) and entry by the Company into long-term incentive award Agreements evidencing the award of these performance shares. The Compensation Committee established performance targets based on the Company’s earnings per share (weighted at 50%) and the average return on capital employed on a divisional basis (weighted at 50%) for the three years of the performance period, with award payouts ranging from a threshold of 50% to a maximum of 200% for each portion of the awards. A participant generally must be employed by the Company on the October 31 following the end of the performance period to receive an award payout, although adjusted awards will be paid if employment

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

terminates earlier on account of death, disability, retirement, termination without cause after the first year of the performance period or on a sale of the Company. Awards will be paid in Class A common stock as soon as practicable after October 31 following the end of the performance period. The grant date for the fiscal 2011–2013 performance-based awards was December 3, 2010. Compensation expense for the fiscal 2011–2013 performance-based awards during the three and six months ended February 28, 2011 was $1 million.

Deferred Stock Units

On January 19, 2011, each of the Company’s non-employee directors received a deferred stock unit (“DSU”) award equal to $120,000 divided by the closing market price of the Class A common stock on January 19, 2011. John Carter, the Company’s Chairman, and Tamara Lundgren, President and Chief Executive Officer, receive compensation pursuant to their employment agreements and do not receive DSUs. The DSUs granted on January 19, 2011 were for a total of 17,459 shares and will become fully vested on the day before the Company’s 2012 annual meeting, subject to continued Board service. The compensation expense related to these DSU awards for the three and six months ended February 28, 2011 was less than $1 million.

Note 12 - Income Taxes

The effective tax rates for the Company’s continuing operations for the three and six months ended February 28, 2011 were 32.9% and 32.8%, respectively, compared to 34.4% and 31.0%, for the same periods in the prior year.

A reconciliation of the difference between the federal statutory rate and the Company’s effective rate is as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of credits	1.0	1.8	1.0	1.7
Foreign income taxed at different rates	(2.1)	(0.1)	(1.7)	(0.4)
Section 199 deduction	(0.6)	(1.3)	(0.9)	(1.2)
Prior year Section 199 deduction, reinstated	0	0	0	(3.1)
Non-deductible officers’ compensation	0.3	0.8	0.3	1.0
Noncontrolling interests	(0.9)	(1.3)	(1.1)	(1.7)
Other	0.2	(0.5)	0.2	(0.3)

Effective tax rate	32.9%	34.4%	32.8%	31.0%

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

Deferred taxes included the benefits from state net operating loss carry forwards of $1 million and state tax credits of $2 million that will expire if not used between 2011 and 2029. As of February 28, 2011, the Company had a valuation allowance of $1 million for a federal capital loss carry forward and for state tax credits that are expected to expire unused in the future. Management believes it is more likely than not that the Company will generate sufficient taxable income prior to the expiration of the remaining deferred tax assets to ensure their realization.

Note 13 - Net Income Per Share

Basic net income per share attributable to SSI is based on the weighted average number of outstanding common shares during the periods presented including vested DSUs and restricted stock units (“RSUs”). Diluted net income per share attributable to SSI is based on the weighted average number of common shares outstanding, assuming dilution. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of performance shares, DSU and RSU awards using the treasury stock method. For the three and six months ended February 28, 2011, 27,194 and 48,678 common stock equivalent shares, respectively, were considered anti-dilutive and were excluded from the calculation of diluted earnings per share, compared to 177,947 and 178,699 common stock equivalent shares, respectively, for the same periods in the prior year.

The following table sets forth the information used to compute basic and diluted net income per share attributable to SSI (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010
Income from continuing operations	$32,123	$18,577	$51,017	$25,795
Net income attributable to noncontrolling interests	(1,309)	(1,046)	(2,432)	(1,860)

Income from continuing operations attributable to SSI	30,814	17,531	48,585	23,935
Income (loss) from discontinued operations, net of tax	11	(72)	34	(15,046)

Net income attributable to SSI	$30,825	$17,459	$48,619	$8,889

Computation of shares:
Weighted average common shares outstanding, basic	27,627	27,873	27,595	27,835
Incremental common shares attributable to dilutive stock options, performance share awards, DSUs and RSUs	317	244	323	292

Weighted average common shares outstanding, diluted	27,944	28,117	27,918	28,127

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Related Party Transactions

The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $13 million and $6 million for the three months ended February 28, 2011 and 2010, respectively, and $23 million and $10 million for the six months ended February 28, 2011 and 2010, respectively. Advances to these joint ventures were less than $1 million for the three months ended February 28, 2011 and 2010, respectively, and $1 million and less than $1 million for the six months ended February 28, 2011 and 2010, respectively. The Company owed $2 million to joint ventures as of February 28, 2011 compared to $1 million as of August 31, 2010.

In November 2010, the Company and a joint venture partner entered into a series of agreements to facilitate the expansion of their joint venture operations in order to increase the flow of scrap into MRB yards. In order to fund this growth, the Company and its joint venture partner each contributed an additional $2 million in equity to the joint venture.

Thomas D. Klauer, Jr., President of the Company’s Auto Parts Business, is the sole shareholder of a corporation that is the 25% minority partner in a partnership in which the Company is the 75% partner and which operates four self-service stores in Northern California. Mr. Klauer’s 25% share of the profits of this partnership totaled $1 million for each of the three and six months ended February 28, 2011 and 2010. The Company and a company owned by Mr. Klauer jointly own the real property at one of these stores, which is leased to the partnership. Mr. Klauer’s share of the annual rent paid by the partnership is less than $1 million. The term of this lease expires in December 2015, and the partnership has the option to renew the lease, upon its expiration, for multiple five-year periods. Rent under the lease is adjusted annually based on the Consumer Price Index. The partnership also leases property owned by Mr. Klauer, through a company of which he is the sole shareholder. The term of this lease expires in December 2015, and the partnership has the option to renew the lease, upon its expiration, for multiple five-year periods. Rent under the lease is adjusted annually based on the Consumer Price Index. The rent paid by the partnership to Mr. Klauer’s company for this parcel was less than $1 million for the three and six months ended February 28, 2011 and 2010.

Certain members of the Schnitzer family own significant interests in the Company. All transactions with the Schnitzer family (including Schnitzer family companies) require the approval of the Company’s Audit Committee, and the Company is in compliance with this policy. Members of the Schnitzer family own all of the outstanding stock of Schnitzer Investment Corp. (“SIC”), which is engaged in the real estate business and was a subsidiary of the Company prior to 1989. The Company and SIC are both potentially responsible parties with respect to Portland Harbor, which has been designated as a Superfund site since December 2000. The Company and SIC have worked together in response to Portland Harbor matters, and the Company has paid all of the legal and consulting fees for the joint defense, in part due to its environmental indemnity obligation to SIC with respect to the Portland scrap metal operations property. As these costs have increased substantially in the last

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

two years, the Company and SIC have agreed to an equitable cost sharing arrangement with respect to defense costs under which SIC will pay 50% of the legal and consulting costs, net of insurance recoveries. The Company has recognized less than $1 million and $1 million in reimbursement of environmental expenses for the three and six months ended February 28, 2011, respectively, compared to less than $1 million and $2 million for the same periods in the prior year, for SIC’s share of costs. Amounts receivable from SIC under this agreement were less than $1 million as of February 28, 2011 and $1 million as of August 31, 2010.

Note 15 - Segment Information

The Company operates in three reporting segments: metal purchasing, processing, recycling and selling (MRB), used auto parts (APB) and mini-mill steel manufacturing (SMB). Additionally, the Company is a noncontrolling partner in joint ventures, which are either in the metals recycling business or are suppliers of unprocessed metal. The Company’s reporting segments are based on the nature of the business activities (nature of different products and production processes) from which it earns revenues and incurs expenses, financial information reviewed by the chief operating decision-maker, capital allocation and performance assessment process and organizational structure.

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below illustrates the Company’s operating results from continuing operations by reporting segment (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010
Revenues:
Metals Recycling Business:
External customer revenues	$597,979	$465,163	$1,157,978	$746,005
Intersegment revenues	39,049	24,187	70,758	59,817

Total Metals Recycling Business revenues	637,028	489,350	1,228,736	805,822

Auto Parts Business:
External customer revenues	53,795	43,621	105,265	88,381
Intersegment revenues	18,738	11,182	33,949	21,683

Total Auto Parts Business revenues	72,533	54,803	139,214	110,064

Steel Manufacturing Business:
External customer revenues	70,068	55,544	133,703	124,224

Total revenues:
External customer revenues	721,842	564,328	1,396,946	958,610
Intersegment revenues	57,787	35,369	104,707	81,500

Total revenues	$779,629	$599,697	$1,501,653	$1,040,110

Reconciliation of the Company’s segment operating income (loss) to income from continuing operations before income taxes:
Metals Recycling Business	$41,691	$28,671	$67,225	$44,580
Auto Parts Business	15,957	12,871	29,996	23,288
Steel Manufacturing Business	(711)	(2,124)	(2,746)	(9,689)

Segment operating income	56,937	39,418	94,475	58,179
Corporate and eliminations	(11,000)	(10,881)	(20,098)	(20,361)

Operating income	45,937	28,537	74,377	37,818
Interest income	234	186	289	303
Interest expense	(1,157)	(695)	(1,755)	(1,313)
Other income	2,854	285	3,015	587

Income from continuing operations before income taxes	$47,868	$28,313	$75,926	$37,395

The following is a summary of the Company’s total assets (in thousands):

	February 28, 2011	August 31, 2010
Metals Recycling Business	$1,495,553	$1,405,765
Auto Parts Business	270,194	243,976
Steel Manufacturing Business	317,687	322,601

Total segment assets	2,083,434	1,972,342
Corporate and eliminations	(423,644)	(628,924)

Total assets	$1,659,790	$1,343,418

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a discussion of our operations for the three and six months ended February 28, 2011 and 2010. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2010 and the unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 of this report.

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

We may make other forward-looking statements from time to time, including in press releases and public conference calls. All forward-looking statements we make are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements, except as may be required by law. Our business is subject to a number of risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in Item 1A. Risk Factors of Part I in our Annual Report on Form 10-K for the year ended August 31, 2010. Other examples include volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; world economic conditions; world political conditions; our ability to match raw material intake and finished product output with demand; changes in income tax laws; government regulations and environmental matters; the impact of pending or new laws and regulations regarding imports into and exports from the United States (“US”) and other countries; foreign currency fluctuations; competition; seasonality, including weather; energy supplies; freight rates and availability of transportation; loss of key personnel; the inability to obtain sufficient quantities of scrap metal to support current orders; purchase price estimates made during acquisitions; business integration issues relating to acquisitions of businesses; creditworthiness of and availability of credit to suppliers and customers; new accounting pronouncements; availability of capital resources; business disruptions resulting from installation or replacement of major capital assets; natural disasters and disturbances; and the adverse impact of climate change, including as a result of treaties, legislation or regulations.

SCHNITZER STEEL INDUSTRIES, INC.

General

Founded in 1906, Schnitzer Steel Industries, Inc., an Oregon corporation, is one of the nation’s largest recyclers of ferrous and nonferrous scrap metal, a leading recycler of used and salvaged vehicles and a manufacturer of finished steel products.

We operate in three reporting segments: the Metals Recycling Business (“MRB”), the Auto Parts Business (“APB”) and the Steel Manufacturing Business (“SMB”), which collectively provide an end-of-life cycle solution for a variety of metal products through our integrated businesses. We use operating income (loss) to measure our segment performance. Corporate expense consists primarily of unallocated expense for management and administrative services that benefit all three reporting segments. As a result of this unallocated expense, the operating income (loss) of each reporting segment does not reflect the operating income (loss) the reporting segment would have as a stand-alone business. For further information regarding our reporting segments, see Note 15 – Segment Information in the notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this report.

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

Executive Overview of Financial Results for the Second Quarter of Fiscal 2011

In the second quarter of fiscal 2011, we delivered strong financial and operating performance, continuing an overall upward trend in both quarter-over-quarter and year-over-year performance. Our improved performance was due to continuing strong worldwide demand from export markets as well as recovering domestic demand for scrap and recycled metal, which led to higher average net selling prices, improved operating efficiencies and increased availability of raw materials. Our Metals Recycling Business, with its geographic concentration on the East and West Coasts of the US and seven deep water ports, benefited from continued steady growth in the developing economies to which we export that created higher demand which contributed to higher scrap prices. Our Auto Parts Business benefited from increases in commodity prices and higher purchased car volumes that generated higher operating income. Our Steel Manufacturing Business capitalized on increased average selling prices to narrow its operating loss from the second quarter of fiscal 2010.

SCHNITZER STEEL INDUSTRIES, INC.

The following items summarize our consolidated financial results for the second quarter of fiscal 2011:

•	Revenues of $722 million, compared to $564 million in the second quarter of fiscal 2010;

•	Operating income of $46 million, compared to $29 million in the second quarter of fiscal 2010;

•	Net income attributable to SSI of $31 million, or $1.10 per share (diluted), compared to $17 million, or $0.62 per share (diluted), in the second quarter of fiscal 2010;

•	Net cash provided by operating activities of $20 million, compared to $16 million in the first six months of fiscal 2010;

•	Cash and cash equivalents of $48 million, compared to $30 million as of August 31, 2010; and

•	Debt, net of cash, of $273 million, compared to $70 million as of August 31, 2010 (see the reconciliation of Debt, net of cash in Non-GAAP Financial Measures at the end of Item 2).

•	$166 million spent on eight acquisitions during the first six months of fiscal 2011

Our MRB segment generated revenues of $637 million, a $148 million increase from the second quarter of fiscal 2010, which included a $102 million, or 26%, increase in ferrous revenues and a $43 million, or 49%, increase in nonferrous revenues, due to increased demand from both export and domestic markets which contributed to higher scrap prices. MRB had operating income of $42 million compared to $29 million for the second quarter of fiscal 2010.

Our APB segment generated revenues of $73 million, an $18 million increase from the second quarter of fiscal 2010. The increase in revenues was driven by a $10 million increase in scrap vehicle revenue and a $6 million increase in core revenue. APB had second quarter operating income of $16 million compared to $13 million for the second quarter of fiscal 2010.

Our SMB segment generated revenues of $70 million, a $15 million increase from the second quarter of fiscal 2010. The increase in revenues reflected an increase in sales prices due to recovering West Coast markets. SMB had an operating loss of ($1) million compared to ($2) million for the second quarter of fiscal 2010.

SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

	Three Months Ended February 28,			Six Months Ended February 28,
($ in thousands)	2011	2010	% Change	2011	2010	% Change
Revenues:
Metals Recycling Business	$637,028	$489,350	30%	$1,228,736	$805,822	52%
Auto Parts Business	72,533	54,803	32%	139,214	110,064	26%
Steel Manufacturing Business	70,068	55,544	26%	133,703	124,224	8%
Intercompany revenue eliminations (1)	(57,787)	(35,369)	63%	(104,707)	(81,500)	28%

Total revenues	721,842	564,328	28%	1,396,946	958,610	46%

Cost of goods sold:
Metals Recycling Business	577,363	443,747	30%	1,123,051	730,602	54%
Auto Parts Business	44,410	32,369	37%	85,639	66,561	29%
Steel Manufacturing Business	68,955	55,685	24%	133,173	130,526	2%
Intercompany cost of goods sold eliminations (1)	(57,872)	(35,219)	64%	(106,461)	(80,169)	33%

Total cost of goods sold	632,856	496,582	27%	1,235,402	847,520	46%

Selling, general and administrative (“SG&A”) expense:
Metals Recycling Business	18,943	17,692	7%	40,590	31,733	28%
Auto Parts Business	12,166	9,563	27%	23,579	20,215	17%
Steel Manufacturing Business	1,824	1,983	(8%)	3,276	3,387	(3%)
Corporate (2)	11,100	10,423	6%	21,663	18,772	15%

Total SG&A expense	44,033	39,661	11%	89,108	74,107	20%

Environmental matters:
Metals Recycling Business	0	(532)	NM	(200)	(382)	(48%)

Total environmental matters	0	(532)	NM	(200)	(382)	(48%)

(Income) loss from joint ventures:
Metals Recycling Business	(969)	(228)	325%	(1,930)	(711)	171%
Change in intercompany (income) loss elimination (3)	(15)	308	NM	189	258	(27%)

Total joint venture (income) loss	(984)	80	NM	(1,741)	(453)	284%

Operating income (loss):
Metals Recycling Business	41,691	28,671	45%	67,225	44,580	51%
Auto Parts Business	15,957	12,871	24%	29,996	23,288	29%
Steel Manufacturing Business	(711)	(2,124)	(67%)	(2,746)	(9,689)	(72%)
Corporate expense	(11,100)	(10,431)	6%	(21,663)	(18,780)	15%
Change in intercompany income (loss) elimination (4)	100	(450)	NM	1,565	(1,581)	NM

Total operating income	$45,937	$28,537	61%	$74,377	$37,818	97%

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

(3)

Certain joint ventures sell recycled ferrous metal to MRB, a portion of which is sold to SMB. Consequently, these intercompany revenues produce an intercompany operating (income) loss, which is not recognized until the finished products are sold to third parties; therefore, intercompany profit is eliminated while the products remain in inventory.

(4)	Intercompany income (loss) is not recognized until the finished products are sold to third parties, therefore intercompany profit is eliminated while the products remain in inventory.

Revenues

Consolidated revenues for the second quarter of fiscal 2011 increased $158 million, or 28%, to $722 million, and increased $438 million, or 46%, to $1.4 billion for the first six months of fiscal 2011 compared to the same periods in the prior year, primarily due to continuing strong worldwide demand from export markets as well as recovering domestic demand for scrap and recycled metal and increased availability of raw materials, which led to higher average net selling prices.

SCHNITZER STEEL INDUSTRIES, INC.

Operating Income

Consolidated operating income increased $17 million to $46 million, or 6.4% of revenues, for the second quarter of fiscal 2011 and increased $37 million to $74 million, or 5.3% of revenues, for the first six months of fiscal 2011 compared to the same periods in the prior year. The improvements in consolidated operating income and operating margin as a percentage of revenue were primarily due to higher average net selling prices. Consolidated operating income included $44 million and $89 million, respectively, in consolidated SG&A expenses for the three and six months ended February 28, 2011. This was an increase of $4 million and $15 million, respectively, over the same periods in the prior year, primarily due to a $4 million and $9 million increase, respectively, in compensation expense due to improved financial performance and increased headcount from recent acquisitions, a $1 million and $2 million increase, respectively, for professional and other third party services, primarily due to transaction costs associated with acquisitions. In addition, for the six month period ended February 28, 2011, professional service expense increased an additional $3 million due to environmental cost reimbursements received in the prior year. These increases were partially offset by a $3 million increase in favorable customer contract settlements, which included $6 million of favorable settlements in the second quarter of fiscal 2011.

Other Income (Expense)

Other income increased $2 million for the three and six months ended February 28, 2011, compared to the same periods in the prior year. This increase was primarily attributable to $3 million of unrealized transaction gains relating to the foreign currency forward contracts we entered into in the second quarter of fiscal 2011.

Income Tax Expense

Our effective tax rates for the second quarter and first six months of fiscal 2011 were 32.9%, and 32.8%, respectively, compared to 34.4% and 31.0% for the same periods in the prior year. The difference in rates was primarily due to the enactment in the first quarter of fiscal 2010 of the Worker, Homeownership, and Business Act of 2009. The act extended the carry back period for corporate net operating losses from two years to five years, thereby restoring the tax benefit of the full manufacturing deduction originally claimed in fiscal 2007 which reduced the effective tax rate for the first six months of fiscal 2010 by 3.1%.

The effective tax rate is expected to be approximately 33% for the remainder of fiscal 2011.

SCHNITZER STEEL INDUSTRIES, INC.

Financial Results by Segment

We operate our business across three reporting segments: MRB, APB and SMB. Additional financial information relating to these reporting segments is contained in Note 15 - Segment Information in the notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this report.

Metals Recycling Business

	Three Months Ended February 28,			Six Months Ended February 28,
($ in thousands, except for prices)	2011	2010	% Change	2011	2010	% Change
Ferrous revenues	$502,289	$399,995	26%	$983,157	$632,004	56%
Nonferrous revenues	130,441	87,748	49%	238,713	170,602	40%
Other	4,298	1,607	167%	6,866	3,216	113%

Total segment revenues	637,028	489,350	30%	1,228,736	805,822	52%
Cost of goods sold	577,363	443,747	30%	1,123,051	730,602	54%
Selling, general and administrative expense	18,943	17,692	7%	40,590	31,733	28%
Environmental matters	0	(532)	NM	(200)	(382)	(48%)
Income from joint ventures	(969)	(228)	325%	(1,930)	(711)	171%

Segment operating income	$41,691	$28,671	45%	$67,225	$44,580	51%

Average ferrous recycled metal sales prices ($/LT): (1)
Steel Manufacturing Business	$408	$300	36%	$380	$295	29%
Other domestic	$399	$292	37%	$354	$273	30%
Foreign	$424	$298	42%	$389	$292	33%
Average	$419	$297	41%	$384	$289	33%

Ferrous sales volume (LT, in thousands):
Steel Manufacturing Business	96	81	19%	186	203	(8%)
Other domestic	144	160	(10%)	306	295	4%

Total domestic	240	241	(0%)	492	498	(1%)
Foreign	860	933	(8%)	1,839	1,433	28%

Total ferrous sales volume (LT, in thousands)	1,100	1,174	(6%)	2,331	1,931	21%
Average nonferrous sales price ($/pound) (1)	$1.04	$0.80	30%	$0.99	$0.76	30%
Nonferrous sales volumes (pounds, in thousands)	121,498	104,892	16%	232,993	215,139	8%

Outbound freight included in cost of goods sold (in thousands)	$45,212	$54,430	(17%)	$96,009	$79,733	20%

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

LT = Long Ton, which is 2,240 pounds

NM = Not Meaningful

Revenues

Second quarter of fiscal 2011 compared with second quarter of fiscal 2010

MRB revenues increased $148 million, or 30% to 637 million for the second quarter of fiscal 2011.

Ferrous revenues increased $102 million, or 26%, to $502 million for the second quarter of fiscal 2011, due to higher average ferrous net selling prices. The average net selling price increased by $122 per long ton, or 41%, to $419 per long ton for the second quarter of fiscal 2011, primarily due to increased demand from export markets as well as recovering domestic demand and increased availability of raw materials. Ferrous sales volumes decreased by 74 thousand long tons, or (6%), to 1.1 million long tons due to the timing of shipments at the end of the second quarter.

SCHNITZER STEEL INDUSTRIES, INC.

Nonferrous revenues increased $43 million, or 49%, to $130 million for the second quarter of fiscal 2011, driven by increases in the average nonferrous net selling price and sales volumes. The average nonferrous net selling price increased by $0.24 per pound, or 30%, to $1.04 per pound and nonferrous sales volumes increased by 17 million pounds, or 16%, to 121 million pounds, reflecting increased commodity prices, improved recovery of nonferrous materials through enhanced processing technologies, and additional volumes from recent acquisitions.

First six months of fiscal 2011 compared with first six months of fiscal 2010

MRB revenues increased $423 million, or 52% to 1.2 billion for the first six months of fiscal 2011.

Ferrous revenues increased $351 million, or 56%, to $983 million for the first six months of fiscal 2011, due to both higher average ferrous net selling prices and higher sales volumes. The average net selling price increased by $95 per long ton, or 33%, to $384 per long ton for the first six months of fiscal 2011, primarily due to strong demand in foreign and domestic markets which drove further increases in foreign selling prices. Ferrous sales volumes increased by 400 thousand long tons, or 21%, to 2.3 million long tons driven by worldwide demand for scrap and recycled metal and increased availability of raw materials.

Nonferrous revenues increased $68 million, or 40%, to $239 million for the first six months of fiscal 2011, driven by increases in the average nonferrous net selling price and sales volumes. The average nonferrous net selling price increased by $0.23 per pound, or 30%, to $0.99 per pound and nonferrous sales volumes increased by 18 million pounds, or 8%, to 233 million pounds, reflecting improved demand, higher commodity prices, improved recovery of nonferrous materials through enhanced processing technologies and additional volumes from recent acquisitions.

Segment Operating Income

Second quarter of fiscal 2011 compared with second quarter of fiscal 2010

Operating income for MRB increased to $42 million, or 6.5% of revenues for the second quarter of fiscal 2011 compared to $29 million, or 5.9% of revenues for the second quarter of fiscal 2010. The increase in operating income and operating margin as a percentage of revenues reflected higher average net selling prices, which outpaced increasing purchase costs, increased availability of raw materials and continued benefits from improved production operating efficiencies.

Included in operating income for MRB was an increase in SG&A expenses of $1 million for the second quarter of fiscal 2011, primarily due to a $3 million increase in compensation expense due to improved financial performance and increased headcount from new acquisitions and a $2 million increase in professional and other third party services due to transaction costs associated with acquisitions. These increases were partially offset by a $4 million increase in favorable customer contract settlements, which included $6 million of favorable settlements in the second quarter of fiscal 2011.

SCHNITZER STEEL INDUSTRIES, INC.

First six months of fiscal 2011 compared with first six months of fiscal 2010

Operating income for MRB increased to $67 million, or 5.5% of revenues for the first six months of fiscal 2011 compared to $45 million, or 5.5% of revenues for the same period in the prior year. The increase in operating income reflects higher average net selling prices, increased availability of raw materials and continued benefits from improved production operating efficiencies.

Included in operating income for MRB was an increase in SG&A expenses of $9 million for the first six months of fiscal 2011, primarily due to a $4 million increase in compensation expense due to improved financial performance and increased headcount from new acquisitions and a $4 million increase in professional and other third party services due to environmental cost reimbursements in the prior year and transaction costs associated with acquisitions. These increases were partially offset by a $3 million increase in favorable customer contract settlements, which included $6 million of favorable settlements in the second quarter of fiscal 2011.

Outlook

As an update to the outlook for fiscal 2011 that was provided in our Annual Report on Form 10-K for the year ended August 31, 2010, we expect the acquisitions made through March 31, 2011, to provide on an annual basis approximately 550 thousand ferrous long tons of volume. However, as we have historically purchased approximately 60% of this volume from the acquired businesses, we expect that only approximately 40% of the acquired volumes will be incremental to existing volumes. In addition, these acquisitions are expected to provide on an annual basis approximately 60 million pounds of nonferrous material that is entirely incremental to existing volumes. Subject to the impact of short term volatility in economic conditions and the effects of purchase accounting, which is not yet complete for acquisitions subsequent to February 28, 2011, we expect these acquisitions to be accretive to net income in fiscal 2011.

On March 11, 2011, Japan experienced a magnitude 9.0 earthquake, followed by a related tsunami and heightened risks at certain of its nuclear facilities. We have analyzed the impact on our sales to Japan and the potential impacts on our sales to China and Southeast Asia and on our steel mill and determined that we do not currently expect any material impact on our financial position or results of operations due to these events. We will continue to evaluate the impact of this tragedy on our global operations.

SCHNITZER STEEL INDUSTRIES, INC.

Auto Parts Business

	Three Months Ended February 28			Six Months Ended February 28
($ in thousands)	2011	2010	% Change	2011	2010	% Change
Revenues	$72,533	$54,803	32%	$139,214	$110,064	26%
Cost of goods sold	44,410	32,369	37%	85,639	66,561	29%
Selling, general and administrative expense	12,166	9,563	27%	23,579	20,215	17%

Segment operating income	$15,957	$12,871	24%	$29,996	$23,288	29%

Number of stores at period end	50	45	11%	50	45	11%
Cars purchased (in thousands)	81	70	16%	163	158	3%

Revenues

APB revenues increased $18 million, or 32%, to $73 million for the second quarter of fiscal 2011 and increased $29 million, or 26%, to $139 million for the first six months of fiscal 2011. The increases in revenues included a $10 million increase in scrap vehicle revenue and a $6 million increase in core revenue for the second quarter of fiscal 2011 and a $17 million increase in scrap vehicle revenue and an $11 million increase in core revenue for the first six months of fiscal 2011. These increases in revenues were driven by increased sales prices as a result of higher commodity prices and car volumes, improved production operating efficiencies and an increase from 45 to 50 self-service store locations. In addition, the increase in sales prices and volumes for the first six months of fiscal 2011 was achieved despite no benefits received from the Cash-For-Clunkers government stimulus program that increased sales volumes in the first six months of fiscal 2010.

Segment Operating Income

APB’s operating income increased to $16 million, or 22.0% of revenues, for the second quarter of fiscal 2011 compared to $13 million, or 23.5% of revenues, for the same period in the prior year and increased to $30 million, or 21.5% of revenues, for the first six months of fiscal 2011 compared to $23 million, or 21.2% of revenues, for the same period in the prior year. These increases in operating income reflected the impact of higher commodity prices which drove increased volumes of scrap and core sales, offsetting seasonally lower admissions and part sales. The decrease in operating margin as a percentage of revenues during the second quarter of fiscal 2011 reflected higher car purchasing costs which outpaced the increase in sales prices.

Included in operating income for APB was an increase in SG&A expenses of $3 million for the three and six months ended February 28, 2011, primarily due to a $1 million increase in compensation expense due to improved financial performance and increased headcount from new acquisitions and a $1 million increase in advertising expenses.

SCHNITZER STEEL INDUSTRIES, INC.

Steel Manufacturing Business

	Three Months Ended February 28,			Six Months Ended February 28,
($ in thousands, except for price)	2011	2010	% Change	2011	2010	% Change
Revenues (1)	$70,068	$55,544	26%	$133,703	$124,224	8%
Cost of goods sold	68,955	55,685	24%	133,173	130,526	2%
Selling, general and administrative expense	1,824	1,983	(8%)	3,276	3,387	(3%)

Segment operating loss	$(711)	$(2,124)	(67%)	$(2,746)	$(9,689)	(72%)

Finished steel products average sales price ($/ton) (2)	$687	$556	24%	$660	$538	23%
Finished steel products sold (tons, in thousands)	99	97	2%	197	197	0%
Rolling mill utilization	52%	51%		50%	53%

(1)	Revenues include sales of semi-finished goods (billets) and finished steel products.
(2)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

Revenues

SMB revenues increased $15 million, or 26%, to $70 million for the second quarter of fiscal 2011 and increased $9 million, or 8%, to $134 million for the first six months of fiscal 2011, as a result of increased average selling prices. Average selling prices of finished steel products increased $131 per ton, or 24%, to $687 per ton, for the second quarter of fiscal 2011 and increased $122 per ton, or 23%, to $660 per ton, for the first six months of fiscal 2011, reflecting our increased ability to pass through higher purchase prices for scrap and other raw materials to end customers.

Segment Operating Loss

SMB’s operating loss was ($1) million for the second quarter of fiscal 2011 compared to an operating loss of ($2) million for the same period in the prior year. As a percentage of revenues, SMB’s operating loss improved by 2.8 percentage points in the second quarter of fiscal 2011. SMB’s operating loss was ($3) million for the first six months of fiscal 2011 compared to an operating loss of ($10) million for the same period in the prior year. As a percentage of revenues, SMB’s operating loss improved by 5.7 percentage points in the first six months of fiscal 2011. These improvements reflect the impact of increased average selling prices, which outpaced the increase in scrap and other raw material purchase costs, and a reduction in natural gas costs of $1 million for the second quarter of fiscal 2011 and $3 million for the first six months of fiscal 2011.

Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and existing credit facilities.

Sources and Uses of Cash

We had cash balances of $48 million as of February 28, 2011 and $30 million as of August 31, 2010. Cash balances are intended to be used primarily for working capital and capital expenditures. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of February 28, 2011, debt, net of cash, was $273 million compared to $70 million as of August 31, 2010 (see the reconciliation of Debt, net of cash in Non-GAAP Financial Measures at the end of Item 2).

SCHNITZER STEEL INDUSTRIES, INC.

Operating Activities

Net cash provided by operating activities in the first six months of fiscal 2011 was $20 million, compared to $16 million in the first six months of fiscal 2010.

Cash used in operating activities in the first six months of fiscal 2011 included an increase in inventory of $80 million due to higher purchase costs for raw materials and an increase of $29 million in accounts receivable due to the timing of collections. Sources of cash included an increase of $31 million in accounts payable due to increases in purchase costs for raw materials and the timing of payments and an increase of $15 million in accrued taxes due to our improved financial results.

Cash provided by operating activities for the first six months of fiscal 2010 included an income tax refund of $41 million that was received in the second quarter of fiscal 2010, a $49 million increase in inventory (excluding $35 million of inventory sold as a part of the divestiture of the full service auto parts operations) due to higher purchase costs and higher volumes of material on hand at period end and an increase in accounts receivable of $47 million due to timing of collections.

Investing Activities

Net cash used in investing activities in the first six months of fiscal 2011 was $213 million, compared to net cash used in investing activities of $10 million in the second quarter of fiscal 2010.

Cash used in investing activities in the first six months of fiscal 2011 included $166 million paid for acquisitions and $46 million in capital expenditures to upgrade our equipment and infrastructure.

Cash used in investing activities in the first six months of fiscal 2010 included $29 million paid for completed acquisitions and $22 million in capital expenditures to upgrade our equipment and infrastructure, partially offset by $41 million in proceeds from the sale of the full-service auto parts business and other assets.

Financing Activities

Net cash provided by financing activities in the first six months of fiscal 2011 was $210 million, compared to net cash used of $14 million in the first six months of fiscal 2010.

Cash provided by financing activities in the first six months of fiscal 2011 included $220 million in additional net debt borrowings (refer to Non-GAAP Financial Measures below) which were principally used to support recent acquisitions, higher working capital requirements and capital expenditures.

SCHNITZER STEEL INDUSTRIES, INC.

Cash used in financing activities in the first six months of fiscal 2010 included $10 million in net debt repayments (refer to Non-GAAP Financial Measures below).

Credit Facilities

In February 2011, we amended and restated our unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto to increase the amount available to US $650 million from $450 million, including $30 million in Canadian Dollar borrowings. The final maturity was also extended to February 2016. Interest rates on outstanding indebtedness under the amended agreement are based, at our option, on either the London Interbank Offered Rate (or the Canadian equivalent) plus a spread of between 1.75% and 2.75%, with the amount of the spread based on a pricing grid tied to our leverage ratio, or the base rate plus a spread of between 0% and 1%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.25% and 0.45%, which is also based on a pricing grid tied to our leverage ratio. We paid commitment fees of less than $1 million for the three and six months ended February 28, 2011 and 2010. We had borrowings outstanding under the credit facility of $310 million as of February 28, 2011 and $90 million as of August 31, 2010. The weighted average interest rate on amounts outstanding under this facility was 2.26% as of February 28, 2011 and 0.79% as of August 31, 2010.

We also have an unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. The term of this credit facility was recently extended to March 1, 2012. Interest rates are set by the bank at the time of borrowing. We had no borrowings outstanding under this facility as of February 28, 2011 or August 31, 2010.

The two bank credit agreements contain various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of February 28, 2011 and August 31, 2010, we were in compliance with all such covenants. We use these credit facilities to fund acquisitions, capital expenditures, share repurchases and working capital requirements.

In addition, as of February 28, 2011 and August 31, 2010, we had $8 million of long-term bonded indebtedness that matures in January 2021.

Acquisitions

During the first six months of fiscal 2011, we closed eight acquisitions with an aggregate purchase price of $166 million as we continued to execute our growth strategy. See Note 3 – Business Combinations in the notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this report for additional information on business acquisitions. Subsequent to February 28, 2011, we acquired a metals recycling business with four yards in British Columbia and two yards in Alberta, Canada.

SCHNITZER STEEL INDUSTRIES, INC.

Capital Expenditures

Capital expenditures totaled $46 million for the first six months of fiscal 2011, compared to $22 million for the same period in the prior year. During the second quarter of fiscal 2011, we continued our investment in general improvements at a number of our metals recycling facilities, including investments in technology to improve the recovery of nonferrous materials from the shredding process and investments to further improve efficiency and increase capacity, increase worker safety and enhance environmental systems. We plan to invest in the range of $50 million to $80 million in capital expenditures during the remainder of fiscal 2011, which is expected to be spent on continued investments in technology to improve the recovery of nonferrous materials from the shredding process, material handling and processing equipment, enhancements to our information technology infrastructure, improvements for the facilities, environmental and safety infrastructure and normal equipment replacement. We believe these investments will create value for our shareholders. We expect to use cash provided by operating activities and available lines of credit to fund capital expenditures during the remainder of fiscal 2011.

Environmental Compliance

Our commitment to sustainable recycling and operating our business in an environmentally responsible manner requires us to continue to invest in facilities that improve our environmental presence in the communities in which we operate. We invested $4 million in capital expenditures for environmental projects during the first six months of fiscal 2011 and we plan to invest a further $17 million in capital expenditures for environmental projects during the remainder of fiscal 2011. These projects include investments in storm water systems and equipment to ensure ongoing compliance with air quality and other environmental regulations.

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

SCHNITZER STEEL INDUSTRIES, INC.

Assessment of Liquidity and Capital Resources

Historically, our available cash resources, internally generated funds, credit facilities and equity offerings have financed our acquisitions, capital expenditures, share repurchases, working capital and other financing needs.

We believe our current cash resources, internally generated funds, existing credit facilities and access to the capital markets will provide adequate financing for acquisitions, capital expenditures, working capital, joint ventures, share repurchases, debt service requirements, post-retirement obligations and future environmental obligations for the next 12 months. However, should market conditions deteriorate, we may need additional short-term liquidity, which would require us to evaluate available alternatives and take appropriate steps to obtain sufficient additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained or, if obtained, would be adequate or on acceptable terms.

As of February 28, 2011, we had $48 million in cash, of which $22 million is indefinitely reinvested in Puerto Rico and not available to satisfy our general cash needs.

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

Contractual Obligations

As of February 28, 2011, contractual obligations that have materially changed from the contractual obligations table in our Annual Report on Form 10-K for the year ended August 31, 2010 are presented in the table below:

	Payment Due by Period
	Remainder of 2011	2012	2013	2014	2015	2016	Thereafter	Total
Contractual Obligations
Long-term debt (1)	$642	$252	$267	$283	$0	$310,000	$7,700	$319,144
Interest payments on long-term debt	3,522	7,092	7,077	7,061	7,044	3,537	177	35,510
Capital leases	729	1,354	1,307	1,046	738	650	2,538	8,362
Operating leases	10,025	18,427	15,933	13,145	8,868	3,097	4,280	73,775

Total	$14,918	$27,125	$24,584	$21,535	$16,650	$317,284	$14,695	$436,791

(1)	Our unsecured committed bank credit agreement expires in February 2016 and our long-term bonded indebtedness matures in January 2021, resulting in $310 million and $8 million of obligations in 2016 and thereafter, respectively.

SCHNITZER STEEL INDUSTRIES, INC.

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

Derivatives and Hedging

Derivatives are held for purposes other than trading and are considered part of our risk management strategy. Our hedges of foreign currency exposures where no hedging relationship is designated are marked to market through earnings. Cash flows from derivatives are recognized in the Statement of Consolidated Cash Flows consistent with the underlying transactions.

Recently Issued Accounting Standards

For a description of recent accounting pronouncements that may have an impact on our financial condition, results of operations or cash flows, see Note 1 – Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements in Part I, Item 1 of this report.

Non-GAAP Financial Measures

Debt, net of cash

Debt, net of cash is the difference between (i) the sum of long-term debt and short-term debt (i.e., total debt) and (ii) cash and cash equivalents. Management believes that debt, net of cash is a useful measure for investors because, as cash and cash equivalents can be used, among other things, to repay indebtedness, netting this against total debt is a useful measure of our leverage.

The following is a reconciliation of debt, net of cash (in thousands):

	February 28, 2011	August 31, 2010
Long-term debt and capital lease obligations, current	$700	$1,189
Long-term debt and capital lease obligations, net of current maturities	320,112	99,240

Total debt	320,812	100,429
Less: cash and cash equivalents	48,245	30,342

Total debt, net of cash	$272,567	$70,087

SCHNITZER STEEL INDUSTRIES, INC.

Net debt borrowings (repayment)

Net debt borrowings (repayment) is the difference between (i) the sum of long-term debt and line of credit borrowings and (ii) repayments of long-term debt and line of credit borrowings. Management believes that net debt borrowings (repayment) is useful for investors as a measure of our leverage.

($ in thousands)	2011	2010
For the six months ended February 28,
Borrowings from long-term debt and line of credit	$724,000	$566,500
Repayment of long-term debt and line of credit	$(504,298)	$(576,948)

Net debt borrowings (repayment)	$219,702	$(10,448)

Management believes that these non-GAAP financial measures allow for a better understanding of our operating and financial performance. These non-GAAP financial measures should be considered in addition to, but not as a substitute for, the most directly comparable US GAAP measures.

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

Foreign Currency Exchange Rate Risk

We have exposure from fluctuations in foreign currency exchange rates, see Note 1 – Summary of Significant Accounting Policies – Derivative Financial Instruments in the notes to the unaudited condensed consolidated financial statements in Part I, Item I of this report. As of February 28, 2011, we had foreign currency forward contracts that were used to hedge the variability in cash flows from forecast receipts or expenditures denominated in currencies other than our functional currency. The unrealized gain on this hedge was recognized in current period earnings. A hypothetical 10% adverse change in exchange rates on our foreign currency hedge outstanding as of February 28, 2011, would have turned the $3 million unrealized gain into a $4 million unrealized loss.

Credit Risk

As of February 28, 2011 and August 31, 2010, 33% and 43%, respectively, of our trade accounts receivable balance was covered by letters of credit. Of the remaining balance as of February 28, 2011, 95% was less than 60 days past due, compared to 89% as of August 31, 2010.

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

SCHNITZER STEEL INDUSTRIES, INC.

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

Described below are risks that could have a material adverse effect on our results of operations and financial condition or could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report that have been identified since the filing of our Annual Report on Form 10-K for the year ended August 31, 2010, which was filed with the Securities and Exchange Commission on October 21, 2010. The risks described in our 2010 Annual Report on Form 10-K, as supplemented below, are not the only risks we face.

We are exposed to translation and transaction risks associated with fluctuations in foreign currency exchange rates. Hedging instruments may not be effective in mitigating such risks and may expose us to losses or limit our potential gains.

Our operations expose us to translation and transaction risks associated with fluctuations in foreign currency exchange rates as compared to the US Dollar, our functional currency. A portion of our results of operations, assets and liabilities are denominated in foreign currencies. As a result, we are subject to foreign currency exchange risks due to exchange rate movements in connection with the translation of the operating income and the assets and liabilities of our foreign operations into our functional currency for inclusion in our consolidated financial statements. We are also exposed to foreign currency exchange transaction risk. As part of our risk management program, we use financial instruments, including foreign currency exchange forward contracts. While intended to reduce the effects of fluctuations in foreign currency exchange rates, these instruments may not be effective in reducing all risks related to such fluctuations and may limit our potential gains or expose us to loss. Although we do not enter into these instruments for trading purposes or speculation, and although our management believes all such instruments are entered into as hedges of underlying physical transactions, these foreign exchange commitments are dependent on timely performance by our counterparties. Should our counterparties to such instruments or the sponsors of the exchanges through which these transactions are offered fail to honor their obligations due to financial distress or otherwise, we would be exposed to potential losses or the inability to recover anticipated gains from the transactions covered by these instruments.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 6.	EXHIBITS

4.1

Second Amended and Restated Credit Agreement, dated February 9, 2011, between the Registrant, Bank of America, NA, and the Other Lenders Party Thereto. Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2011, and incorporated herein by reference.

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

101

The following financial information from Schnitzer Steel Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended February 28, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets as of February 28, 2011, and August 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended February 28, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.

SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date: April 4, 2011	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
President and Chief Executive Officer

Date: April 4, 2011	By:	/s/ Richard D. Peach
Richard D. Peach
Sr. Vice President and Chief Financial Officer