Form 10-Q
period 2011-05-31
SCHNITZER STEEL INDUSTRIES INC
filed 2011-06-30
CIK 912603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 31, 2011
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from _______ to_______
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
Yes  ☐    No  ☒
The Registrant had 24,463,409 shares of Class A common stock, par value of $1.00 per share, and 3,091,401 shares of Class B common stock, par value of $1.00 per share, outstanding as of June 24, 2011.

SCHNITZER STEEL INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	May 31, 2011	August 31, 2010
Assets
Current assets:
Cash and cash equivalents	$32,801	$30,342
Accounts receivable, net of allowance for doubtful accounts of $6,336 and $6,209	245,785	126,156
Inventories, net	364,159	268,103
Deferred income taxes	5,907	9,037
Refundable income taxes	7,306	14,610
Prepaid expenses and other current assets	12,706	12,546
Total current assets	668,664	460,794
Property, plant and equipment	993,255	871,901
Less accumulated depreciation	454,362	411,091
Property, plant and equipment, net	538,893	460,810
Other assets:
Investments in joint venture partnerships	16,499	13,706
Goodwill	628,976	380,332
Intangibles, net	22,806	20,444
Other assets	12,950	7,332
Total assets	$1,888,788	$1,343,418
Liabilities and Equity
Current liabilities:
Short-term borrowings and capital lease obligations, current	$3,280	$1,189
Accounts payable	123,374	91,879
Accrued payroll and related liabilities	32,734	34,162
Environmental liabilities	3,425	2,588
Accrued income taxes	2,593	1,816
Other accrued liabilities	29,724	28,479
Total current liabilities	195,130	160,113
Deferred income taxes	84,146	58,630
Long-term debt and capital lease obligations, net of current maturities	468,611	99,240
Environmental liabilities, net of current portion	37,745	37,286
Other long-term liabilities	9,612	8,517
Total liabilities	795,244	363,786
Commitments and contingencies (Note 7)
Redeemable noncontrolling interest	19,647	—
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock–20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock–75,000 shares $1.00 par value authorized, 24,255 and 22,700 shares issued and outstanding	24,255	22,700
Class B common stock–25,000 shares $1.00 par value authorized, 3,237 and 4,721 shares issued and outstanding	3,237	4,721
Additional paid-in capital	9,663	1,815
Retained earnings	1,028,887	948,642
Accumulated other comprehensive income (loss)	1,911	(2,552)
Total SSI shareholders’ equity	1,067,953	975,326
Noncontrolling interests	5,944	4,306
Total equity	1,073,897	979,632
Total liabilities and equity	$1,888,788	$1,343,418
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
Revenues	$981,062	$703,539	$2,378,008	$1,662,150
Operating expense:
Cost of goods sold	870,530	598,721	2,105,932	1,446,241
Selling, general and administrative	56,316	42,779	145,425	116,886
Environmental matters	532	141	332	(241)
Income from joint ventures	(1,648)	(1,877)	(3,389)	(2,330)
Operating income	55,332	63,775	129,708	101,594
Other income (expense):
Interest income	35	86	324	389
Interest expense	(3,127)	(503)	(4,883)	(1,816)
Other income (expense), net	(66)	115	2,950	702
Total other expense	(3,158)	(302)	(1,609)	(725)
Income from continuing operations before income taxes	52,174	63,473	128,099	100,869
Income tax expense	(18,056)	(21,715)	(42,965)	(33,315)
Income from continuing operations	34,118	41,758	85,134	67,554
Income (loss) from discontinued operations, net of tax	282	23	317	(15,023)
Net income	34,400	41,781	85,451	52,531
Net income attributable to noncontrolling interests	(1,372)	(1,328)	(3,804)	(3,188)
Net income attributable to SSI	$33,028	$40,453	$81,647	$49,343
Basic net income (loss) per share attributable to SSI:
Net income per share from continuing operations	$1.18	$1.45	$2.95	$2.31
Net income (loss) per share from discontinued operations	0.01	—	0.01	(0.54)
Net income per share	$1.19	$1.45	$2.96	$1.77
Diluted net income (loss) per share attributable to SSI:
Net income per share from continuing operations	$1.17	$1.43	$2.91	$2.28
Net income (loss) per share from discontinued operations	0.01	—	0.01	(0.53)
Net income per share	$1.18	$1.43	$2.92	$1.75
Weighted average number of common shares:
Basic	27,677	27,898	27,622	27,856
Diluted	27,998	28,211	27,952	28,177
Dividends declared per common share	$0.017	$0.017	$0.051	$0.051
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended May 31,
	2011	2010
Cash flows from operating activities:
Net income	$85,451	$52,531
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	53,983	47,023
Inventory write-down	—	368
Deferred income taxes	25,764	4,517
Undistributed equity in earnings of joint ventures	(3,389)	(2,390)
Share-based compensation expense	9,454	7,886
Excess tax benefit from share-based payment arrangements	(201)	(110)
Loss on disposal of a business and other assets	934	16,613
Environmental matters	332	460
Net gain on derivatives	(759)	(3,337)
Unrealized foreign exchange gains, net	(73)	—
Bad debt expense, net of recoveries	421	123
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(112,906)	(24,083)
Inventories	(73,304)	(133,017)
Refundable income taxes	(506)	39,171
Prepaid expenses and other current assets	(46)	(1,194)
Intangibles and other long-term assets	665	1,346
Accounts payable	16,169	15,420
Accrued payroll and related liabilities	(1,487)	5,900
Other accrued liabilities	849	856
Accrued income taxes	7,870	12,900
Environmental liabilities	(114)	(924)
Other long-term liabilities	(836)	(215)
Distributed equity in earnings of joint ventures	4,405	430
Net cash provided by operating activities	12,676	40,274
Cash flows from investing activities:
Capital expenditures	(74,968)	(35,373)
Acquisitions, net of cash acquired	(294,030)	(40,933)
Joint venture (payments) receipts, net	(1,316)	433
Proceeds from sale of business and other assets	437	41,260
Net cash used in investing activities	(369,877)	(34,613)
Cash flows from financing activities:
Proceeds from line of credit	436,000	307,500
Repayment of line of credit	(433,500)	(307,500)
Borrowings from long-term debt	788,974	542,000
Repayment of long-term debt	(420,851)	(553,143)
Debt financing fees	(5,309)	—
Restricted stock withheld for taxes	(1,893)	(2,421)
Excess tax benefit from share-based payment arrangements	201	110
Stock options exercised	555	892
Distributions to noncontrolling interests	(2,101)	(1,888)
Dividends paid	(1,400)	(944)
Net cash provided by (used in) financing activities	360,676	(15,394)
Effect of exchange rate changes on cash	(1,016)	231
Net increase (decrease) in cash and cash equivalents	2,459	(9,502)
Cash and cash equivalents as of beginning of period	30,342	41,026
Cash and cash equivalents as of end of period	$32,801	$31,524
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Schnitzer Steel Industries, Inc. (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by US GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. Although management believes the disclosures made are adequate to ensure the information presented is not misleading, management suggests that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2010. The results for the three and nine months ended May 31, 2011 and 2010 are not necessarily indicative of the results of operations for the entire year.
Cash and Cash Equivalents
Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts of $41 million as of May 31, 2011 and $25 million as of August 31, 2010.
Derivative Financial Instruments
From time to time the Company enters into forward exchange contracts as a hedge against foreign currency asset and liability commitments and anticipated transaction exposures. The Company records derivative instruments in the consolidated balance sheets at fair value and changes in the fair value are either recognized in accumulated other comprehensive income or net income in the consolidated balance sheets or the consolidated statements of income, as applicable, depending on the nature of the underlying exposure, whether the derivative has been designated as a hedge, and if designated as a hedge, the extent to which the hedge is effective. Derivative contracts for commodities used in normal business operations that are settled by physical delivery, among other criteria, are eligible for and may be designated as normal purchases and normal sales pursuant to the exemption from the accounting requirements of ASC 815 “Derivatives and Hedging” (“ASC 815”). Contracts that qualify as normal purchases or normal sales are not marked-to-market. The Company does not use financial instruments for trading or speculative purposes.
When available, quoted market prices or prices obtained through external sources are used to measure a contract’s fair value. The fair value of these instruments is a function of underlying forward commodity prices, related volatility, counterparty creditworthiness and duration of the contracts. Refer to Note 10 - Derivative Financial Instruments.
Redeemable Noncontrolling Interest
The Company has issued redeemable common stock to the noncontrolling interest holder of one of our subsidiaries that is redeemable both at the option of the holder and upon the occurrence of an event that is not solely within the Company’s control. If the interest were to be redeemed, the Company would be required to purchase all of such interest at fair value on the date of redemption. The Company estimates fair value using Level 3 inputs under the fair value hierarchy based on standard valuation techniques using a discounted cash flow analysis. Any adjustments to the carrying amount of the redeemable noncontrolling interest prior to exercise of the redemption option will be recorded to equity. Since redemption of the noncontrolling interest is outside of the Company’s control, these interests are presented on the condensed consolidated balance sheet in the mezzanine section under the caption “Redeemable noncontrolling interests.”
The determination of fair value requires management to apply significant judgment in formulating estimates and assumptions. These estimates and assumptions primarily include forecasts of future cash flows based on management’s best estimate of future sales and operating costs; pricing expectations; capital expenditures; working capital requirements; discount rates; growth rates; tax rates; and general market conditions.
Foreign Currency Translation and Transactions
Assets and liabilities of foreign operations are translated into US dollars at the period-end exchange rate and revenues and expenses

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of foreign operations are translated into US dollars at the average exchange rate for the period. Translation adjustments are not included in determining net income for the period, but are recorded in accumulated other comprehensive income (loss), a separate component of SSI shareholders’ equity. Foreign currency transaction gains and losses are generated from the effects of exchange rate changes on transactions denominated in a currency other than the functional currency of the Company, which is the US dollar. The functional currency for the Company’s Canadian operations is the Canadian dollar. Gains and losses on foreign currency transactions are generally required to be recognized in the determination of net income for the period. The Company records these gains and losses in other income (expense), net.
Net realized and unrealized foreign currency transaction gains (losses) were less than ($1) million and $2 million for the three and nine months ended May 31, 2011, respectively. The Company did not have any realized or unrealized foreign currency transaction gains or losses for the three and nine months ended May 31, 2010.

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
In May 2011, an accounting standard update was issued to clarify existing fair value measurement guidance and expand the disclosure requirements for fair value measurements estimated using unobservable inputs (Level 3 inputs). New disclosures are required to report quantitative information about the unobservable inputs used in the measurement of Level 3 valuations and to include the valuation process used to determine the fair value of the item and the sensitivity of the measurement to changes in unobservable inputs. This standard will be effective for the Company for the third quarter of fiscal year 2012. The standard is unlikely to impact the fair value measurement of any of the Company’s existing assets, liabilities, or equity valuations, but additional disclosures will be required for the Company’s redeemable noncontrolling interest, which is measured using Level 3 inputs.
In June 2011, an accounting standard update was issued regarding the presentation of other comprehensive income in the financial statements. The standard eliminates the option of presenting other comprehensive income as part of the statement of changes in stockholders’ equity and instead requires the entity to present other comprehensive income as either a single statement of comprehensive income combined with net income or as two separate but continuous statements. This amendment will be effective for the Company for fiscal year 2012. The Company currently reports other comprehensive income in the summary of changes in equity and comprehensive income and will be required to update the presentation of comprehensive income to be in compliance with the new standard.
Note 2 – Inventories, net
Inventories, net consisted of the following (in thousands):

	May 31, 2011	August 31, 2010
Processed and unprocessed scrap metal	$263,839	$189,618
Semi-finished steel products (billets)	6,817	5,593
Finished goods	63,305	43,352
Supplies, net	30,198	29,540
Inventories, net	$364,159	$268,103
Note 3 – Business Combinations
During the first nine months of fiscal 2011, the Company made the following acquisitions:

•
In September 2010, the Company acquired substantially all of the assets of SOS Metals Island Recycling, LLC, a metals recycler in Maui, Hawaii, to provide an additional source of scrap metal for the Metals Recycling Business (“MRB”) Hawaiian facility.

•	In November 2010, the Company acquired substantially all of the assets utilized by Specialized Parts Planet,

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inc. at its Stockton, California used auto parts facility, which expanded the Auto Parts Business (“APB”) presence in the Western US.

•	In December 2010, the Company acquired substantially all of the assets of Waco U-Pull It, Inc., a used auto parts store in Waco, Texas, which expanded APB’s presence in the Southwestern US.

•
In December 2010, the Company acquired substantially all of the assets of Macon Iron & Paper Stock Co., a metals recycler with two yards in Macon, Georgia, which expanded MRB’s presence in the Southeastern US.

•
In December 2010, the Company acquired substantially all of the assets of Steel Pacific Recycling Inc., a metals recycler with six yards on Vancouver Island, British Columbia, Canada, that previously supplied ferrous scrap to MRB’s Tacoma, Washington facility. This acquisition marked MRB’s initial expansion into Canada.

•
In January 2011, the Company acquired substantially all of the assets of State Line Scrap Co., Inc., a metals recycler with one yard in Attleboro, Massachusetts, which expanded MRB’s presence in the Northeastern US.

•
In January 2011, the Company acquired substantially all of the mobile car crushing assets of Northwest Recycling, Inc., based in Portland, Oregon, which provides scrap metal for MRB’s Portland, Oregon facility.

•
In February 2011, the Company acquired substantially all of the assets of Ferrill’s Auto Parts, Inc., a used auto parts business with three stores in Seattle, Washington, which expanded APB’s presence in the Northwestern US.

•
In March 2011, the Company, through a wholly-owned subsidiary, acquired substantially all of the metals recycling business assets of Amix Salvage & Sales Ltd., which operated four metals recycling yards in British Columbia, Canada and two metals recycling yards in Alberta, Canada that previously supplied ferrous scrap to MRB’s Tacoma, Washington facility. This acquisition expanded MRB’s presence in Western Canada. As part of the consideration paid, the Company issued the seller common shares equal to 20% of the issued and outstanding capital stock of the Company’s acquisition subsidiary.

•
In April 2011, the Company acquired substantially all of the assets of American Metal Group, Inc. and certain of its affiliates, a metals recycler with yards in San Jose and Santa Clara, California that previously supplied ferrous scrap to MRB’s Oakland, California facility. This acquisition expanded MRB’s presence in the Western US.

The total purchase price of $332 million ($293 million in cash, $19 million in shares of a subsidiary, $18 million in assumed debt and $2 million in contingent consideration) for the acquisitions was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the date of acquisition. The excess of the aggregate purchase price over the fair value of the identifiable net assets acquired of $245 million for the nine months ended May 31, 2011 was recorded as goodwill, of which $231 million is expected to be deductible for tax purposes.
The following is a summary of the aggregate fair values of assets acquired and liabilities assumed for acquisitions completed during the nine months ended May 31, 2011 (in thousands):

Assets:
Cash	$285
Accounts receivable (1)	6,174
Inventories	22,894
Prepaids and other current assets	1,324
Deferred tax assets	283
Property, plant and equipment	57,898
Intangible assets	7,182
Goodwill	244,827
Liabilities:
Short-term liabilities	(3,866)
Environmental liabilities	(1,069)
Long-term liabilities (2)	(18,859)
Deferred tax liability - long-term	(2,449)
Net assets acquired	$314,624
(1) The Company expects to collect 100% of the fair value of the acquired accounts receivable.
(2) Long-term liabilities include bank debt and assumed capital lease obligations.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value of intangible assets acquired with the acquisitions completed during the nine months ended May 31, 2011 (dollars in thousands):

	Weighted Average Life In Years	Gross Carrying Amount
Tradename	Indefinite	$51
Real property option	Indefinite	206
Covenants not to compete	4.8	6,062
Supply contracts	1.0	699
Permits and licenses	0.2	46
Leasehold interests	5.0	118
Total	4.4	$7,182
The following unaudited pro forma summary presents the effect on the consolidated financial results of the Company of the businesses acquired during the nine months ended May 31, 2011 as though the businesses had been acquired as of September 1, 2009 (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
Revenues	$991,979	$747,188	$2,458,491	$1,785,005
Operating income(1)	$58,201	$73,457	$149,539	$119,645
Net income (1)	$36,309	$47,595	$98,315	$63,114
Net income attributable to SSI (1)	$34,617	$46,044	$92,715	$59,800
Basic net income per share attributable to SSI	$1.25	$1.65	$3.36	$2.15
Diluted net income per share attributable to SSI	$1.24	$1.63	$3.32	$2.12
(1) Excludes nonrecurring executive compensation paid to the management of acquired companies that will not be incurred in the future.
Since the dates of the acquisitions, the acquired operations generated aggregate revenues from sales to third parties of $35 million and operating income of $8 million through May 31, 2011.
The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired in the transactions described above for a number of reasons, including but not limited to the following:

•	The Company will benefit from the assets and capabilities of these acquisitions, including additional resources, skills and industry expertise;

•	The acquired businesses increase the Company’s market presence in new and existing regions; and

•	The Company anticipates cost savings, efficiencies and synergies.

Note 4 – Discontinued Operations
In October 2009, the Company sold its full-service used auto parts operation, which had been operated as part of the APB reporting segment, for proceeds of $41 million. The Company concluded that the divestiture met the definition of a discontinued operation. Accordingly, the results of this discontinued operation have been reclassified for all periods presented. The sale resulted in a loss of $15 million, net of tax, and included the write-off of $12 million of goodwill that was allocated to the full-service operation from the APB reporting segment.

Note 5 – Goodwill and Other Intangible Assets, net
In the second quarter of fiscal 2011, the Company performed its annual goodwill impairment testing by comparing the fair value of each reporting unit with its carrying value, including goodwill. As a result of this testing, the Company determined that the fair values of each of the reporting units were significantly in excess of their respective carrying values and the goodwill balances and indefinite lived intangible assets were not impaired as of February 28, 2011. There were no triggering events during the third quarter of fiscal 2011 that required a goodwill impairment test. The Company will continue to monitor its goodwill and indefinite-lived intangible and long-lived assets for possible future impairment.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The gross changes in the carrying amount of goodwill by reporting segment for the nine months ended May 31, 2011 were as follows (in thousands):

	Metals Recycling Business	Auto Parts Business	Total
Balance as of August 31, 2010	$230,198	$150,134	$380,332
Acquisitions	232,341	11,583	243,924
Purchase accounting adjustments	999	(51)	948
Foreign currency translation adjustment	2,102	1,670	3,772
Balance as of May 31, 2011	$465,640	$163,336	$628,976
The following table presents the Company’s intangible assets and their related lives (dollars in thousands):

		May 31, 2011		August 31, 2010
	Life In Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangibles:
Tradename	Indefinite	$801	$—	$750	$—
Tradename	5 – 6	507	(418)	583	(423)
Marketing agreement	5	563	(229)	563	(159)
Employment agreements	2	1,117	(1,117)	1,117	(884)
Covenants not to compete	2 – 20	30,845	(14,166)	27,797	(13,329)
Leasehold interests	2 – 25	1,382	(189)	862	(266)
Permits and licenses	3 – 9	826	(174)	780	(54)
Supply contracts	Indefinite	361	—	361	—
Supply contracts	2 – 6	5,270	(2,923)	4,571	(2,035)
Real property options	Indefinite	299	—	210	—
Real property options	30	100	(49)	—	—
Total		$42,071	$(19,265)	$37,594	$(17,150)
Intangible assets with finite useful lives are amortized over their useful lives using methods that reflect the pattern over which the economic benefits are expected to be consumed or on a straight-line basis based on estimated lives. Amortization expense for identifiable intangible assets for the three and nine months ended May 31, 2011 was $2 million and $5 million, respectively, compared to $1 million and $4 million, respectively, for the same periods in the prior year.

Note 6 – Short-Term Borrowings, Long-Term Debt and Capital Lease Obligations
The Company has an unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. that expires March 1, 2012. Interest rates are set by the bank at the time of borrowing. The Company had borrowings outstanding under this facility of $3 million as of May 31, 2011 and had no borrowings outstanding as of August 31, 2010.

In February 2011, the Company amended and restated its unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto to increase the amount available to $650 million from $450 million, including $30 million in Canadian Dollar availability. The maturity was also extended to February 2016. Interest rates on outstanding indebtedness under the amended agreement are based, at the Company’s option, on either the London Interbank Offered Rate (or the Canadian equivalent) plus a spread of between 1.75% and 2.75%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the base rate plus a spread of between 0% and 1%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.25% and 0.45%, which is based on a pricing grid tied to the Company’s leverage ratio. The Company paid commitment fees of less than $1 million for the three and nine months ended May 31, 2011 and 2010. The Company had borrowings outstanding under the credit facility of $459 million as of May 31, 2011 and $90 million as of August 31, 2010. The weighted average interest rate on amounts outstanding under this facility was 2.25% as of May 31, 2011 and 0.79% as of August 31, 2010. The carrying value of this debt approximates fair value as it primarily consists of variable interest rate notes.
These bank credit agreements contain various representations and warranties, events of default and financial and other covenants,

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of May 31, 2011 and August 31, 2010, the Company was in compliance with all such covenants.
The Company had capital lease obligations for the use of equipment of $3 million as of May 31, 2011 and $2 million as of August 31, 2010 that expire at various dates through February 2021. In addition, as of May 31, 2011 and August 31, 2010 the Company had $8 million of long-term bonded indebtedness that matures in January 2021.
Note 7 – Environmental Liabilities and Other Contingencies
The Company evaluates the adequacy of its environmental liabilities on a quarterly basis. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which reserves were established.
Changes in the Company’s environmental liabilities for the nine months ended May 31, 2011 were as follows (in thousands):

Reporting Segment	Balance as of August 31, 2010	Reserves Established, Net (1)	Payments	Balance as of May 31, 2011	Short-Term	Long-Term
Metals Recycling Business	$25,374	$840	$(114)	$26,100	$2,872	$23,228
Auto Parts Business	14,500	570	—	15,070	553	14,517
Total	$39,874	$1,410	$(114)	$41,170	$3,425	$37,745
(1) Includes $1 million in environmental liabilities recorded in purchase accounting related to acquisitions completed in the first nine months of fiscal 2011.
Metals Recycling Business
As of May 31, 2011, MRB had environmental reserves of $26 million for the potential remediation of locations where it has conducted business and has environmental liabilities from historical or recent activities.

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
The cost of the investigations and any remediation associated with the Site will not be reasonably estimable until completion of the data review and further investigations now being conducted by the LWG and the Trustees and the selection and approval of a remedy by the EPA. However, given the size of the Site and the nature of the conditions identified to date, the total cost of the investigations and remediation is likely to be substantial. In addition, because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs, it is not possible to estimate the costs which the Company might incur in connection with the Site, although such costs could be material to the Company’s financial position or results of operations. The Company has insurance policies that it believes will provide reimbursement for costs it incurs for defense and remediation in connection with the Site, although there is no assurance that those policies will cover all of the

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

costs which the Company may incur. In fiscal 2006, the Company recorded a liability for its then estimated share of the costs of the investigation incurred by the LWG to date. As of May 31, 2011 and August 31, 2010, the Company’s reserve for third party investigation costs of the Site was $1 million.
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
Other Metals Recycling Business Sites
As of May 31, 2011, the Company had environmental reserves related to various other MRB sites of $25 million. The reserves, which range in amounts from less than $1 million to $2 million per site, relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues. No material environmental compliance enforcement proceedings are currently pending related to these sites.
Auto Parts Business
As of May 31, 2011, the Company had environmental reserves related to various APB sites of $15 million. The reserves, which range in amounts from less than $1 million to $2 million per site, relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues. No material environmental compliance enforcement proceedings are currently pending related to these sites.
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
SMB has an operating permit issued under Title V of the Clean Air Act Amendments of 1990, which governs certain air quality standards. The permit was first issued in 1998, has since been renewed through March 1, 2012 and is expected to be renewed prior to its expiration. The permit is based upon an annual production capacity of 950 thousand tons.
SMB had no environmental reserves as of May 31, 2011.
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

Note 8 - Redeemable Noncontrolling Interest
In March 2011, the Company, through a wholly-owned acquisition subsidiary, acquired substantially all of the metals recycling business assets of Amix Salvage & Sales Ltd. As part of the purchase consideration, the Company issued the seller common shares equal to 20% of the issued and outstanding capital stock of the Company’s acquisition subsidiary. Under the terms of an agreement related to the acquisition, the noncontrolling interest owners have the right to require the Company to purchase their 20% interest in the Company’s acquisition subsidiary for fair value (the “Redemption Option”). The noncontrolling interest becomes redeemable within 60 days after the later of (i) the third anniversary of the date of the acquisition and (ii) the date on which certain principals of the minority shareholder are no longer employed by the Company. The conditions for redemption of the noncontrolling interest had not been met as of May 31, 2011.

Since the redemption of the noncontrolling interest is outside the control of the Company, the noncontrolling interest is accounted for as redeemable noncontrolling interest in the mezzanine section of the condensed consolidated balance sheet at May 31, 2011.

As of May 31, 2011, the Company has redeemable noncontrolling interests of $20 million. The redeemable noncontrolling interests are measured at fair value, both at the date of acquisition and subsequently at each reporting period, using Level 3 inputs. The Company uses an income approach to determine the fair value of the redeemable noncontrolling interest, which is based on the present value of expected future cash flows.

The initial issuance price of the noncontrolling interest represented fair value as of May 31, 2011. Therefore, no adjustment to the value of the redeemable noncontrolling interest was recognized in the condensed consolidated balance sheet. Any adjustments to

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the carrying amount of the redeemable noncontrolling interest prior to exercise of the Redemption Option will be recorded to equity.
Note 9 – Changes in Equity and Comprehensive Income
The following is a summary of the changes in equity and comprehensive income (in thousands):

	Fiscal 2011			Fiscal 2010
	SSI shareholders’ equity	Noncontrolling interests	Total equity	SSI shareholders’ equity	Noncontrolling interests	Total equity
Balances - September 1 (Beginning of period)	$975,326	$4,306	$979,632	$919,367	$3,383	$922,750
Net income (1)	81,647	3,739	85,386	49,343	3,188	52,531
Components of other comprehensive income, net of tax:
Foreign currency translation adjustment	4,070	—	4,070	730	—	730
Pension obligations, net	294	—	294	607	—	607
Change in unrealized loss on cash flow hedges	99	—	99	285	—	285
Comprehensive income	86,110	3,739	89,849	50,965	3,188	54,153
Distributions to noncontrolling interests	—	(2,101)	(2,101)	—	(1,888)	(1,888)
Restricted stock withheld for taxes	(1,893)	—	(1,893)	(2,421)	—	(2,421)
Stock options exercised	555	—	555	892	—	892
Share-based compensation expense	9,454	—	9,454	7,886	—	7,886
Cash dividends declared	(1,402)	—	(1,402)	(1,416)	—	(1,416)
Excess tax (expense) benefits from share- based payment arrangements, net	(197)	—	(197)	110	—	110
Balances - May 31 (End of period)	$1,067,953	$5,944	$1,073,897	$975,383	$4,683	$980,066

(1) Net income attributable to noncontrolling interests at May 31, 2011 excludes $65 thousand allocable to the redeemable noncontrolling interest, which is reported in the mezzanine section of the condensed consolidated balance sheets at May 31, 2011. See Note 8 - Redeemable Noncontrolling Interest.

Note 10 – Derivative Financial Instruments
Foreign Currency Exchange Rate Risk Management
The Company entered into forward contracts during the third quarter of fiscal 2011 to mitigate exposure to exchange rate fluctuations on Euro-denominated fixed asset purchases, which have been designated as cash flow hedges for accounting purposes. There were four open forward contracts as of May 31, 2011, which had rates ranging from 1.4436 US dollars per Euro to 1.4461 US dollars per Euro. Each of these contracts had an underlying nominal value of between $1 million and $2 million, for a total of $5 million. As of May 31, 2011, the fair value of these contracts and the unrealized losses were not material to the Company’s financial statements. For the three and nine months of fiscal 2011, no gains or losses relating to these forward contracts were recognized in our consolidated balance sheets or in our consolidated statements of income. These forward contracts expire on February 29, 2012. The Company did not hold any foreign currency forward contracts during the prior year. Losses related to the fixed asset purchases that are currently reported in accumulated other comprehensive income (loss) are expected to be reclassified into earnings over the life of the fixed assets to be purchased.

The Company’s foreign currency forward contracts are measured using forward exchange rates based on observable exchange rates quoted in an active market and are classified as a Level 1 fair value measurement under the fair value hierarchy.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Employee Benefits
Multiemployer Pension Plans
Approximately 60% of the Company’s multiemployer pension plan contributions are made to the Western Independent Shops Pension Trust (the “WISP Trust”) for the benefit of union employees of SMB. In 2004, the Internal Revenue Service (“IRS”) approved a seven-year extension of the period over which the WISP Trust may amortize unfunded liabilities, conditioned upon maintenance of certain minimum funding levels. Based on the actuarial valuation for the WISP Trust as of October 1, 2009 (the latest available actuarial information), the funded percentage of the WISP Trust (based on the ratio of the market value of assets to the accumulated benefits liability (present value of accrued benefits)) was 65%, which is below the targeted funding ratio specified in the agreement with the IRS. As a result, in September 2010, the WISP Trust submitted a request to the IRS for relief from the specified funding requirements. In February 2011, the IRS tentatively approved the WISP Trust’s request for relief subject to maintenance of certain minimum funding levels. If the WISP Trust had not been able to obtain relief, the IRS could have retroactively revoked the amortization extension back to the 2002 plan year, which could have resulted in a material liability for the Company’s share of the resulting funding deficiency.

Note 12 – Share-based Compensation
The Company recognized $3 million and $9 million for share-based compensation expense for the three and nine months ended May 31, 2011, compared to $3 million and $8 million for the same periods in the prior year, respectively.
Fiscal 2011-2013 Performance Share Awards
On October 26, 2010, the Company’s Compensation Committee approved performance-based awards under the Company’s 1993 Stock Incentive Plan (“the Plan”) and entry by the Company into long-term incentive award agreements evidencing the award of these performance shares. The Compensation Committee established performance targets based on the Company’s earnings per share (weighted at 50%) and the average return on capital employed on a divisional basis (weighted at 50%) for the three years of the performance period, with award payouts ranging from a threshold of 50% to a maximum of 200% for each portion of the awards. A participant generally must be employed by the Company on the October 31 following the end of the performance period to receive an award payout, although adjusted awards will be paid if employment terminates earlier on account of death, disability, retirement, termination without cause after the first year of the performance period or on a sale of the Company. Awards will be paid in Class A common stock as soon as practicable after October 31 following the end of the performance period. The grant date for the fiscal 2011–2013 performance-based awards was December 3, 2010. Compensation expense for the fiscal 2011–2013 performance-based awards during the three and nine months ended May 31, 2011 was $1 million.
Deferred Stock Units
On January 19, 2011, each of the Company’s non-employee directors received a deferred stock unit (“DSU”) award equal to $120,000 divided by the closing market price of the Class A common stock on January 19, 2011. John Carter, the Company’s Chairman, and Tamara Lundgren, President and Chief Executive Officer, receive compensation pursuant to their employment agreements and do not receive DSUs. The DSUs granted on January 19, 2011 were for a total of 17,459 shares and will become fully vested on the day before the Company’s 2012 annual meeting, subject to continued Board service. The compensation expense related to these DSU awards for the three and nine months ended May 31, 2011 was less than $1 million.

Note 13 – Income Taxes
The effective tax rates for the Company’s continuing operations for the three and nine months ended May 31, 2011 were 34.6% and 33.5%, respectively, compared to 34.2% and 33.0%, for the same periods in the prior year.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the difference between the federal statutory rate and the Company’s effective rate is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of credits	1.7	0.9	1.3	1.2
Foreign income taxed at different rates	(0.4)	(1.0)	(1.2)	(0.8)
Section 199 deduction	(0.3)	(1.3)	(0.7)	(1.3)
Prior year Section 199 deduction, reinstated	—	—	—	(1.2)
Non-deductible officers’ compensation	0.3	0.9	0.3	1.0
Noncontrolling interests	(0.9)	(0.7)	(1.1)	(1.1)
Other	(0.8)	0.4	(0.1)	0.2
Effective tax rate	34.6%	34.2%	33.5%	33.0%
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
The Company currently pays a 7% tax rate on earnings in Puerto Rico. The Company is aware that regulatory agencies there are reevaluating the Company’s entitlement to a manufacturing tax exemption. While the Company currently believes it will continue to be entitled to the 7% tax rate under existing exemptions, a change in the Company’s tax exemption status could cause an increase in the tax rate on Puerto Rico earnings and in the overall effective tax rate on consolidated earnings. Based on current known facts, Management does not expect that the resolution of the issue will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
Deferred taxes included the benefits from state net operating loss carry forwards of $1 million and state tax credits of $2 million that will expire if not used between 2011 and 2023. As of May 31, 2011, the Company had a valuation allowance of $1 million for a federal capital loss carry forward and for state tax credits that are expected to expire unused in the future. Management believes it is more likely than not that the Company will generate sufficient taxable income prior to the expiration of the remaining deferred tax assets to ensure their realization.

Note 14 – Net Income Per Share
Basic net income per share attributable to SSI is based on the weighted average number of outstanding common shares during the periods presented including vested DSUs and restricted stock units (“RSUs”). Diluted net income per share attributable to SSI is based on the weighted average number of common shares outstanding, assuming dilution. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of performance shares, DSU and RSU awards using the treasury stock method. The Company had 27,194 and 40,557 common stock equivalents for the three months ended May 31, 2011 and 2010, respectively, and 48,678 and 35,080 common stock equivalents for the nine months ended May 31, 2011 and 2010, respectively, that were considered anti-dilutive and were excluded from the calculation of diluted earnings per share.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the information used to compute basic and diluted net income per share attributable to SSI (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
Income from continuing operations	$34,118	$41,758	$85,134	$67,554
Net income attributable to noncontrolling interests	(1,372)	(1,328)	(3,804)	(3,188)
Income from continuing operations attributable to SSI	32,746	40,430	81,330	64,366
Income (loss) from discontinued operations, net of tax	282	23	317	(15,023)
Net income attributable to SSI	$33,028	$40,453	$81,647	$49,343
Computation of shares:
Weighted average common shares outstanding, basic	27,677	27,898	27,622	27,856
Incremental common shares attributable to dilutive stock options, performance share awards, DSUs and RSUs	321	313	330	321
Weighted average common shares outstanding, diluted	27,998	28,211	27,952	28,177

Note 15 – Related Party Transactions
The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $14 million and $12 million for the three months ended May 31, 2011 and 2010, respectively, and $37 million and $21 million for the nine months ended May 31, 2011 and 2010, respectively. Advances to (payments from) these joint ventures were less than $1 million and less than ($1) million for the three months ended May 31, 2011 and 2010, respectively, and ($1) million and less than ($1) million for the nine months ended May 31, 2011 and 2010, respectively. The Company owed $2 million to joint ventures as of May 31, 2011 compared to $1 million as of August 31, 2010.
In November 2010, the Company and a joint venture partner entered into a series of agreements to facilitate the expansion of their joint venture operations in order to increase the flow of scrap into MRB yards. In order to fund this growth, the Company and its joint venture partner each contributed an additional $2 million in equity to the joint venture.
In connection with the acquisition of the metals recycling assets of Amix Salvage & Sales Ltd., the Company entered into a series of agreements to lease property or obtain services with entities owned by the minority shareholder of the Company’s subsidiary that operates its MRB facilities in Vancouver, British Columbia and Alberta, Canada. The amounts paid by the Company under these agreements were not material for the three months ended May 31, 2011.
Thomas D. Klauer, Jr., President of the Company’s Auto Parts Business, is the sole shareholder of a corporation that is the 25% minority partner in a partnership in which the Company is the 75% partner and which operates four self-service stores in Northern California. Mr. Klauer’s 25% share of the profits of this partnership totaled $1 million and $2 million for each of the three and nine months ended May 31, 2011 and 2010. The Company and a company owned by Mr. Klauer jointly own the real property at one of these stores, which is leased to the partnership. Mr. Klauer’s share of the annual rent paid by the partnership is less than $1 million. The term of this lease expires in December 2015, and the partnership has the option to renew the lease, upon its expiration, for multiple five-year periods. Rent under the lease is adjusted annually based on the Consumer Price Index. The partnership also leases property owned by Mr. Klauer, through a company of which he is the sole shareholder. The term of this lease expires in December 2015, and the partnership has the option to renew the lease, upon its expiration, for multiple five-year periods. Rent under the lease is adjusted annually based on the Consumer Price Index. The rent paid by the partnership to Mr. Klauer’s company for this parcel was less than $1 million for the three and nine months ended May 31, 2011 and 2010.
Certain members of the Schnitzer family own significant interests in the Company. All transactions with the Schnitzer family (including Schnitzer family companies) require the approval of the Company’s Audit Committee, and the Company is in compliance with this policy. Members of the Schnitzer family own all of the outstanding stock of Schnitzer Investment Corp. (“SIC”), which is engaged in the real estate business and was a subsidiary of the Company prior to 1989. The Company and SIC are both potentially responsible parties with respect to Portland Harbor, which has been designated as a Superfund site since December 2000. The Company and SIC have worked together in response to Portland Harbor matters, and the Company has paid all of the legal and consulting fees for the joint defense, in part due to its environmental indemnity obligation to SIC with respect to the Portland scrap metal operations property. As these costs have increased substantially in the last two years, the Company and SIC have agreed to

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

an equitable cost sharing arrangement with respect to defense costs under which SIC will pay 50% of the legal and consulting costs, net of insurance recoveries. The Company has recognized less than $1 million and $1 million in reimbursement of environmental expenses for the three and nine months ended May 31, 2011, respectively, compared to less than $1 million and $3 million for the same periods in the prior year, for SIC’s share of costs. Amounts receivable from SIC under this agreement were less than $1 million as of May 31, 2011 and $1 million as of August 31, 2010.

Note 16 – Segment Information
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

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below illustrates the Company’s operating results from continuing operations by reporting segment (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
Revenues:
Metals Recycling Business:
External customer revenues	$823,370	$564,283	$1,981,346	$1,310,288
Intersegment revenues	55,934	53,853	126,694	113,670
Total Metals Recycling Business revenues	879,304	618,136	2,108,040	1,423,958
Auto Parts Business:
External customer revenues	66,798	52,849	172,066	141,231
Intersegment revenues	20,052	14,731	53,997	36,412
Total Auto Parts Business revenues	86,850	67,580	226,063	177,643
Steel Manufacturing Business:
External customer revenues	90,894	86,407	224,596	210,631
Total revenues:
External customer revenues	981,062	703,539	2,378,008	1,662,150
Intersegment revenues	75,986	68,584	180,691	150,082
Total revenues	$1,057,048	$772,123	$2,558,699	$1,812,232
Reconciliation of the Company’s segment operating income (loss) to income from continuing operations before income taxes:
Metals Recycling Business	$45,693	$53,061	$112,918	$97,641
Auto Parts Business	17,328	18,173	47,324	41,460
Steel Manufacturing Business	3,485	3,904	739	(5,785)
Segment operating income	66,506	75,138	160,981	133,316
Corporate and eliminations	(11,174)	(11,363)	(31,273)	(31,722)
Operating income	55,332	63,775	129,708	101,594
Interest income	35	86	324	389
Interest expense	(3,127)	(503)	(4,883)	(1,816)
Other income (expense), net	(66)	115	2,950	702
Income from continuing operations before income taxes	$52,174	$63,473	$128,099	$100,869
The following is a summary of the Company’s total assets (in thousands):

	May 31, 2011	August 31, 2010
Metals Recycling Business	$1,589,928	$1,405,765
Auto Parts Business	285,625	243,976
Steel Manufacturing Business	322,523	322,601
Total segment assets	2,198,076	1,972,342
Corporate and eliminations	(309,288)	(628,924)
Total assets	$1,888,788	$1,343,418

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section includes a discussion of our operations for the three and nine months ended May 31, 2011 and 2010. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2010 and the unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 of this report.
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
We operate in three reporting segments: the Metals Recycling Business (“MRB”), the Auto Parts Business (“APB”) and the Steel Manufacturing Business (“SMB”), which collectively provide an end-of-life cycle solution for a variety of metal products through our integrated businesses. We use operating income (loss) to measure our segment performance. Corporate expense consists primarily of unallocated expense for management and administrative services that benefit all three reporting segments. As a result of this unallocated expense, the operating income (loss) of each reporting segment does not reflect the operating income (loss) the reporting segment would have as a stand-alone business. For further information regarding our reporting segments, see Note 16 – Segment Information in the notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this report.
Our results of operations depend in large part on demand and prices for recycled metal in foreign and domestic markets and steel

SCHNITZER STEEL INDUSTRIES, INC.

products in the Western US. Our deep water port facilities on both the East and West coasts of the US (in Everett, Massachusetts; Oakland, California; Portland, Oregon; Tacoma, Washington; and Providence, Rhode Island, all of which are owned except for the Providence, Rhode Island facility, which is operated under a long-term lease) and access to public deep water port facilities (in Kapolei, Hawaii and Salinas, Puerto Rico) allow us to meet the demand for recycled metal by steel manufacturers located in Europe, Asia, Central America and Africa. Recycled ferrous metal produced from our Canadian facilities is barged to, processed at, and shipped out of our Tacoma, Washington facility. Our processing facilities in the Southeastern US also provide access to the automobile and steel manufacturing industries in that region.

Executive Overview of Financial Results for the Third Quarter of Fiscal 2011
In the third quarter of fiscal 2011, we saw our revenues grow by 39% to $981 million due to continuing strong worldwide demand from export markets as well as recovering domestic demand for scrap and recycled metal and incremental revenues from acquisitions. The increased demand led to higher average net selling prices and increased availability of raw materials. Despite the increase in revenues, our operating income in the quarter decreased by $(8) million, or (13)%, compared with the prior year quarter primarily due to a significant increase in selling prices in the prior year quarter that rose at a faster rate than raw material costs. This was partially offset by operating income generated by acquisitions in the third quarter fiscal 2011.

MRB, with its geographic concentration on the East and West Coasts of the US and seven deep water ports, benefited from strong global demand and a steady intake of scrap. APB benefited from increases in commodity prices and higher purchased car volumes. Although SMB benefited from higher average sales prices due to increased seasonal demand and generated positive third quarter operating income, overall SMB continued to be impacted by weak demand in its West Coast markets.
The following items summarize our consolidated financial results for the third quarter of fiscal 2011:

•	Revenues of $981 million, compared to $704 million in the third quarter of fiscal 2010;

•	Operating income of $55 million, compared to $64 million in the third quarter of fiscal 2010;

•	Net income attributable to SSI of $33 million, or $1.18 per share (diluted), compared to $40 million, or $1.43 per share (diluted), in the third quarter of fiscal 2010;

•	Net cash provided by operating activities of $13 million, compared to $40 million in the first nine months of fiscal 2010;

•	Cash and cash equivalents of $33 million as of May 31, 2011, compared to $30 million as of August 31, 2010;

•
Debt, net of cash, of $439 million as of May 31, 2011, compared to $70 million as of August 31, 2010 (see the reconciliation of Debt, net of cash in Non-GAAP Financial Measures at the end of Item 2); and

•	$332 million (including $293 million of cash) spent on ten acquisitions during the first nine months of fiscal 2011.

Our MRB segment generated revenues of $879 million, a $261 million increase from the third quarter of fiscal 2010, which included a $207 million, or 42%, increase in ferrous revenues and a $47 million, or 39%, increase in nonferrous revenues, due to increased demand from both export and domestic markets, which, together with increased availability of supply, contributed to higher scrap prices and sales volumes. Incremental volumes from acquisitions contributed to the increased availability of supply. MRB had operating income of $46 million compared to $53 million for the third quarter of fiscal 2010.
Our APB segment generated revenues of $87 million, a $19 million increase from the third quarter of fiscal 2010. The increase in revenues was driven by an $8 million increase in scrap vehicle revenue, a $7 million increase in core revenue and a $3 million increase in parts revenue. APB had third quarter operating income of $17 million compared to $18 million for the third quarter of fiscal 2010.
Our SMB segment generated revenues of $91 million, a $4 million increase from the third quarter of fiscal 2010. This was primarily due to an increase in average selling prices of finished steel products reflecting our increased ability to pass through higher purchase prices for scrap and other raw materials to end customers. The increase in average selling prices was partially offset by a decrease in the volume of finished steel products sold due to continuing weak demand in West Coast markets. SMB had operating income of $3 million compared to $4 million for the third quarter of fiscal 2010.

SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

	Three Months Ended May 31,			Nine Months Ended May 31,
($ in thousands)	2011	2010	% Change	2011	2010	% Change
Revenues:
Metals Recycling Business	$879,304	$618,136	42%	$2,108,040	$1,423,958	48%
Auto Parts Business	86,850	67,580	29%	226,063	177,643	27%
Steel Manufacturing Business	90,894	86,407	5%	224,596	210,631	7%
Intercompany revenue eliminations(1)	(75,986)	(68,584)	11%	(180,691)	(150,082)	20%
Total revenues	981,062	703,539	39%	2,378,008	1,662,150	43%
Cost of goods sold:
Metals Recycling Business	804,621	547,253	47%	1,927,672	1,277,855	51%
Auto Parts Business	55,393	38,103	45%	141,032	104,665	35%
Steel Manufacturing Business	85,845	80,420	7%	219,019	210,945	4%
Intercompany cost of goods sold eliminations(1)	(75,329)	(67,055)	12%	(181,791)	(147,224)	23%
Total cost of goods sold	870,530	598,721	45%	2,105,932	1,446,241	46%
Selling, general and administrative (“SG&A”) expense:
Metals Recycling Business	30,041	19,360	55%	70,631	51,093	38%
Auto Parts Business	14,129	11,304	25%	37,707	31,518	20%
Steel Manufacturing Business	1,564	2,083	(25)%	4,838	5,471	(12)%
Corporate(2)	10,582	10,032	5%	32,249	28,804	12%
Total SG&A expense	56,316	42,779	32%	145,425	116,886	24%
Environmental matters:
Metals Recycling Business	532	141	277%	332	(241)	NM
Total environmental matters	532	141	277%	332	(241)	NM
Income from joint ventures:
Metals Recycling Business	(1,583)	(1,679)	(6)%	(3,513)	(2,390)	47%
Change in intercompany income elimination(3)	(65)	(198)	(67)%	124	60	107%
Total joint venture income	(1,648)	(1,877)	(12)%	(3,389)	(2,330)	45%
Operating income (loss):
Metals Recycling Business	45,693	53,061	(14)%	112,918	97,641	16%
Auto Parts Business	17,328	18,173	(5)%	47,324	41,460	14%
Steel Manufacturing Business	3,485	3,904	(11)%	739	(5,785)	NM
Corporate expense	(10,582)	(10,547)	—%	(32,249)	(29,325)	10%
Change in intercompany income (loss) elimination(4)	(592)	(816)	(27)%	976	(2,397)	NM
Total operating income	$55,332	$63,775	(13)%	$129,708	$101,594	28%
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
(4) Intercompany income (loss) is not recognized until the inventory is sold to third parties, therefore intercompany profit is eliminated while the products remain in inventory.

SCHNITZER STEEL INDUSTRIES, INC.

Revenues
Third quarter of fiscal 2011 compared with third quarter of fiscal 2010
Consolidated revenues increased $278 million to $981 million compared to the same period in the prior year, primarily due to continuing strong worldwide demand from export markets as well as recovering domestic demand for scrap and recycled metal and increased availability of raw materials, which led to higher average net selling prices and higher ferrous and nonferrous sales volumes. Incremental volumes from acquisitions contributed to higher revenues.
First nine months of fiscal 2011 compared with first nine months of fiscal 2010
Consolidated revenues increased $716 million to $2.4 billion compared to the same periods in the prior year, primarily due to continuing strong worldwide demand from export markets as well as recovering domestic demand for scrap and recycled metal and increased availability of raw materials, which led to higher average net selling prices and higher ferrous and nonferrous sales volumes. Incremental volumes from acquisitions contributed to higher revenues.
Operating Income
Third quarter of fiscal 2011 compared with third quarter of fiscal 2010
Consolidated operating income decreased $8 million to $55 million, or 5.6% of revenues compared to $64 million, or 9.1% of revenues, for the same period in the prior year. The decline in consolidated operating income and operating income as a percentage of revenue was primarily due to a significant increase in selling prices in the prior year quarter that rose at a faster rate than raw material costs. In addition, in the third quarter of fiscal 2011 incremental operating income of $5 million from acquisitions and benefits from higher sales volumes were offset by additional SG&A costs, including those incurred from acquisitions.
Consolidated operating income included $56 million in consolidated SG&A expenses, an increase of $14 million over the same period in the prior year. The increase was primarily due to $3 million in increased compensation expense due to increased headcount from recent acquisitions and an increase of $3 million for professional and other third party services, primarily due to transaction costs associated with acquisitions. Additionally, SG&A expenses were lower in the prior year as they included $3 million in benefits from legal settlements and environmental cost reimbursements.
First nine months of fiscal 2011 compared with first nine months of fiscal 2010
Consolidated operating income increased $28 million to $130 million, or 5.5% of revenues compared to $102 million, or 6.1% of revenues, for the same period in the prior year. The increase in consolidated operating income was primarily due to higher average net selling prices and higher ferrous and nonferrous sales volumes due to increased availability of supply, continuing strong export market conditions, higher production from back end sorting technologies and incremental operating income of $8 million from acquisitions. This increase was partially offset by an increase in SG&A expenses. The decline in operating income as a percentage of revenue was primarily due to a significant increase in selling prices in the third quarter of the prior year that outpaced increases in raw material costs.
Consolidated operating income included $145 million in consolidated SG&A expenses, an increase of $29 million over the same period in the prior year. The increase was primarily due to a $12 million increase in compensation expense due to improved financial performance and increased headcount from recent acquisitions and an $8 million increase for professional and other third party services, including transaction costs associated with acquisitions. In the current year we also had $6 million of favorable customer contract settlements, a $3 million increase over the prior year. Additionally, SG&A expenses were lower in the prior year as they included $9 million in benefits from other legal settlements and environmental cost reimbursements.
Other Income (Expense)
Interest expense increased $3 million for the three and nine months ended May 31, 2011, compared to the same periods in the prior year, due primarily to increased borrowings and higher average interest rates.
Other income, net increased $2 million for the nine months ended May 31, 2011 due to $3 million of realized transaction gains related to the foreign currency forward contracts we entered into in the second quarter of fiscal 2011.
Income Tax Expense
Our effective tax rates for the third quarter and first nine months of fiscal 2011 were 34.6%, and 33.5%, respectively, compared to 34.2% and 33.0% for the same periods in the prior year. The fiscal 2010 rate was lower primarily because the Worker, Homeownership, and Business Act of 2009, enacted in the first quarter of that year, extended the carry back period for corporate net operating losses from two years to five years, thereby restoring the full tax benefit of the manufacturing deduction originally claimed in fiscal 2007 and reducing the effective tax rate for the first nine months of fiscal 2010 by 1.2%.
The effective tax rate is expected to be 33.6% for the remainder of fiscal 2011.

SCHNITZER STEEL INDUSTRIES, INC.

Financial Results by Segment
We operate our business across three reporting segments: MRB, APB and SMB. Additional financial information relating to these reporting segments is contained in Note 16 - Segment Information in the notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this report.
Metals Recycling Business

	Three Months Ended May 31,			Nine Months Ended May 31,
($ in thousands, except for prices)	2011	2010	% Change	2011	2010	% Change
Ferrous revenues	$702,829	$495,658	42%	$1,685,986	$1,127,662	50%
Nonferrous revenues	167,812	120,527	39%	406,526	291,130	40%
Other	8,663	1,951	344%	15,528	5,166	201%
Total segment revenues	879,304	618,136	42%	2,108,040	1,423,958	48%
Cost of goods sold	804,621	547,253	47%	1,927,672	1,277,855	51%
Selling, general and administrative expense	30,041	19,360	55%	70,631	51,093	38%
Environmental matters	532	141	277%	332	(241)	NM
Income from joint ventures	(1,583)	(1,679)	(6)%	(3,513)	(2,390)	47%
Segment operating income	$45,693	$53,061	(14)%	$112,918	$97,641	16%
Average ferrous recycled metal sales prices ($/LT): (1)
Steel Manufacturing Business	$442	$386	15%	$404	$332	22%
Other domestic	$422	$356	19%	$381	$306	25%
Foreign	$443	$382	16%	$410	$325	26%
Average	$440	$378	16%	$406	$323	26%
Ferrous sales volume (LT, in thousands):
Steel Manufacturing Business	122	139	(12)%	309	342	(10)%
Other domestic	200	197	2%	505	492	3%
Total domestic	322	336	(4)%	814	834	(2)%
Foreign	1,142	839	36%	2,981	2,272	31%
Total ferrous sales volume (LT, in thousands)	1,464	1,175	25%	3,795	3,106	22%
Average nonferrous sales price ($/pound) (1)	$1.12	$0.94	19%	$1.04	$0.83	25%
Nonferrous sales volumes (pounds, in thousands)	144,505	124,283	16%	377,498	339,422	11%
Outbound freight included in cost of goods sold (in thousands)	$63,580	$55,806	14%	$159,476	$135,539	18%
LT = Long Ton, which is 2,240 pounds
NM = Not Meaningful
(1) Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

Revenues
Third quarter of fiscal 2011 compared with third quarter of fiscal 2010
MRB revenues increased $261 million to $879 million.

Ferrous revenues increased $207 million to $703 million, due to higher sales volumes and higher average ferrous net selling prices. Ferrous sales volumes increased by 289 thousand long tons to 1.5 million long tons due to increased availability of raw materials and incremental volume from acquisitions. The average net selling price increased by $62 per long ton to $440 per long ton primarily due to increased demand from export markets as well as recovering domestic demand and increased availability of raw materials.

SCHNITZER STEEL INDUSTRIES, INC.

Nonferrous revenues increased $47 million to $168 million, driven by increases in the average nonferrous net selling price and higher sales volumes. The average nonferrous net selling price increased by $0.18 per pound to $1.12 per pound and nonferrous sales volumes increased by 20 million pounds to 145 million pounds reflecting increased commodity prices, improved recovery of nonferrous materials through enhanced processing technologies, and additional volumes from acquisitions and existing operations.

First nine months of fiscal 2011 compared with first nine months of fiscal 2010
MRB revenues increased $684 million to $2.1 billion.

Ferrous revenues increased $558 million to $1.7 billion, due to both higher average ferrous net selling prices and higher sales volumes. The average net selling price increased by $83 per long ton to $406 per long ton primarily due to strong demand in foreign and domestic markets which drove further increases in foreign selling prices. Ferrous sales volumes increased by 689 thousand long tons to 3.8 million long tons driven by strong worldwide demand for scrap and recycled metal, increased availability of raw materials and incremental volume from acquisitions.

Nonferrous revenues increased $115 million to $407 million, driven by increases in the average nonferrous net selling price and higher sales volumes. The average nonferrous net selling price increased by $0.21 per pound to $1.04 per pound and nonferrous sales volumes increased by 38 million pounds to 377 million pounds, reflecting improved demand, higher commodity prices, improved recovery of nonferrous materials through enhanced processing technologies and additional volumes from acquisitions and existing operations.

Segment Operating Income
Third quarter of fiscal 2011 compared with third quarter of fiscal 2010
Operating income for MRB decreased to $46 million, or 5.2% of revenues, compared to $53 million, or 8.6% of revenues, for the same period in the prior year. The decline in operating income and operating income as a percentage of revenues was primarily due to a significant increase in selling prices in the prior year quarter that rose at a faster rate than raw material costs. In addition, in the third quarter of fiscal 2011 incremental operating income of $5 million from acquisitions and benefits from higher sales volumes were offset by additional SG&A costs, including costs incurred from acquisitions.

Included in operating income for MRB was an increase in SG&A expenses of $11 million primarily due to a $3 million increase in compensation expense due to increased headcount from new acquisitions and a $2 million increase in professional and other third party services including transaction costs associated with acquisitions. Additionally, SG&A expenses were lower in the prior year as they were offset by $1 million in benefits recognized from legal settlements and environmental cost reimbursements.

First nine months of fiscal 2011 compared with first nine months of fiscal 2010
Operating income for MRB increased to $113 million, or 5.4% of revenues, compared to $98 million, or 6.9% of revenues, for the same period in the prior year. The increase in operating income was primarily due to higher average net selling prices and higher ferrous and nonferrous sales volumes due to increased availability of supply, continuing strong export market conditions, higher production from back end sorting technologies and incremental operating income of $8 million from acquisitions. This increase was partially offset by an increase in SG&A expenses. The decline in operating income as a percentage of revenues was primarily due to a significant increase in selling prices in the third quarter of the prior year that outpaced increases in raw material costs.
Included in operating income for MRB was an increase in SG&A expenses of $20 million, primarily due to a $7 million increase in compensation expense due to improved financial performance and increased headcount from new acquisitions, a $6 million increase in professional and other third party services due to transaction costs associated with acquisitions and a $1 million reduction in net favorable contract settlements and environmental cost reimbursements.

Outlook
As an update to the outlook for fiscal 2011 that was provided in our Annual Report on Form 10-K for the year ended August 31, 2010, we expect the acquisitions made through May 31, 2011, to provide on an annual basis approximately 625 thousand ferrous long tons of volume. However, as we have historically purchased approximately 60% of this volume from the acquired businesses, we expect that only approximately 40% of the acquired volumes will be incremental to existing volumes. In addition, these acquisitions are expected to provide on an annual basis approximately 98 million pounds of nonferrous material that is entirely incremental to existing volumes. Subject to the impact of short term volatility in economic conditions and the effects of purchase accounting, we expect these acquisitions to be accretive to net income in fiscal 2011.

SCHNITZER STEEL INDUSTRIES, INC.

On March 11, 2011, Japan experienced a magnitude 9.0 earthquake, followed by a related tsunami and severe damage to certain of its nuclear facilities. We have analyzed the impact on our sales to Japan and the potential impacts on our sales to China and Southeast Asia and on our steel mill and determined that we do not currently expect any material impact on our financial position or results of operations due to these events. We will continue to evaluate the impact of this tragedy on our global operations.

Auto Parts Business

	Three Months Ended May 31,			Nine Months Ended May 31,
($ in thousands)	2011	2010	% Change	2011	2010	% Change
Revenues	$86,850	$67,580	29%	$226,063	$177,643	27%
Cost of goods sold	55,393	38,103	45%	141,032	104,665	35%
Selling, general and administrative expense	14,129	11,304	25%	37,707	31,518	20%
Segment operating income	$17,328	$18,173	(5)%	$47,324	$41,460	14%
Number of stores at period end	50	45	11%	50	45	11%
Cars purchased (in thousands)	93	86	8%	256	244	5%

Revenues
Third quarter of fiscal 2011 compared with third quarter of fiscal 2010
APB revenues increased $19 million to $87 million due to an $8 million increase in scrap vehicle revenue, a $7 million increase in core revenue and a $3 million increase in parts revenue. These increases were driven by increased sales prices as a result of higher commodity prices, increased car volumes and an increase from 45 to 50 self-service store locations.
First nine months of fiscal 2011 compared with first nine months of fiscal 2010
APB revenues increased $48 million to $226 million due to a $25 million increase in scrap vehicle revenue, an $18 million increase in core revenue and a $2 million increase in parts revenue. These increases were driven by increased sales prices as a result of higher commodity prices, increased car volumes, and an increase from 45 to 50 self-service store locations and even without the benefits of the Cash-For-Clunkers government stimulus program that increased sales volumes in the first nine months of the prior year.
Segment Operating Income
Third quarter of fiscal 2011 compared with third quarter of fiscal 2010
APB’s operating income decreased to $17 million, or 20.0% of revenues, compared to $18 million, or 26.9% of revenues, for the same period in the prior year. The decrease in operating income and operating income as a percentage of revenues reflected an increase in car purchasing costs which outpaced the increase in sales prices, partly offset by incremental operating income from acquisitions.
Included in operating income for APB was an increase in SG&A expenses of $3 million primarily due to a $1 million increase in compensation expense due to additional headcount from new acquisitions and improved financial performance, a $1 million increase in depreciation and amortization and a $1 million increase in advertising expenses due to acquisitions.
First nine months of fiscal 2011 compared with first nine months of fiscal 2010
APB’s operating income increased to $47 million, or 20.9% of revenues, compared to $41 million, or 23.3% of revenues, for the same period in the prior year. The increase in operating income reflected the impact of higher commodity prices which drove increased volumes of scrap and core sales. The decrease in operating income as a percentage of revenues reflected an increase in car purchasing costs which outpaced the increase in sales prices.
Included in operating income for APB was an increase in SG&A expenses of $6 million primarily due to a $2 million increase in compensation expense due to additional headcount from new acquisitions and improved financial performance, a $1 million increase in depreciation and amortization and a $1 million increase in advertising expenses due to acquisitions.

SCHNITZER STEEL INDUSTRIES, INC.

Steel Manufacturing Business

	Three Months Ended May 31,			Nine Months Ended May 31,
($ in thousands, except for price)	2011	2010	% Change	2011	2010	% Change
Revenues(1)	$90,894	$86,407	5%	$224,596	$210,631	7%
Cost of goods sold	85,845	80,420	7%	219,019	210,945	4%
Selling, general and administrative expense	1,564	2,083	(25)%	4,838	5,471	(12)%
Segment operating income (loss)	$3,485	$3,904	(11)%	$739	$(5,785)	NM
Finished steel products average sales price ($/ton)(2)	$734	$635	16%	$688	$576	19%
Finished steel products sold (tons, in thousands)	118	131	(10)%	315	328	(4)%
Rolling mill utilization	68%	64%		56%	57%
NM = Not Meaningful
(1) Revenues include sales of semi-finished goods (billets) and finished steel products.
(2) Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

Revenues
Third quarter of fiscal 2011 compared with third quarter of fiscal 2010
SMB revenues increased $4 million to $91 million primarily as a result of increased average selling prices for finished steel products of $99 per ton, reflecting our ability to pass through higher purchase prices for scrap and other raw materials to end customers. The increase in average selling prices was partially offset by a 13 thousand ton decrease in finished steel products sold due to continuing weak demand in our West Coast markets.
First nine months of fiscal 2011 compared with first nine months of fiscal 2010
SMB revenues increased $14 million to $225 million primarily as a result of increased average selling prices for finished steel products of $112 per ton, reflecting our ability to pass through higher purchase prices for scrap and other raw materials to end customers. The increase in average selling prices was partially offset by a 13 thousand ton decrease in finished steel products sold due to continuing weak demand in our West Coast markets.
Segment Operating Income (Loss)
Third quarter of fiscal 2011 compared with third quarter of fiscal 2010
SMB’s operating income decreased to $3 million, or 3.8% of revenues, compared to operating income of $4 million, or 4.5% of revenues, for the same period in the prior year. The decline in operating income as a percentage of revenues was primarily due to the decrease in the volume of finished steel products sold.
First nine months of fiscal 2011 compared with first nine months of fiscal 2010
SMB’s operating income increased $7 million to $1 million, or 0.3% of revenues, compared to an operating loss of $(6) million, for the same period in the prior year. The increase in operating income reflected the impact of increased average selling prices, which outpaced the increase in scrap and other raw material purchase costs.
Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and existing credit facilities.

Sources and Uses of Cash
We had cash balances of $33 million as of May 31, 2011 and $30 million as of August 31, 2010. Cash balances are intended to be used primarily for working capital and capital expenditures. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of May 31, 2011, debt, net of cash, was $439 million compared to $70 million as of August 31, 2010 (see the reconciliation of Debt, net of cash in Non-GAAP Financial Measures at the end of Item 2).

SCHNITZER STEEL INDUSTRIES, INC.

Operating Activities
Net cash provided by operating activities in the first nine months of fiscal 2011 was $13 million, compared to $40 million in the first nine months of fiscal 2010.

Cash used in operating activities in the first nine months of fiscal 2011 included an increase in inventory of $73 million due to higher purchase costs for raw materials and higher volumes on hand and an increase of $113 million in accounts receivable due to higher sales prices and the timing of collections. Sources of cash included an increase of $16 million in accounts payable due to increases in purchase costs for raw materials and the timing of payments and an increase of $8 million in accrued taxes due to our improved financial results.

Cash provided by operating activities for the first nine months of fiscal 2010 included an income tax refund of $41 million that was received in the second quarter of fiscal 2010, a $133 million increase in inventory (excluding $35 million of inventory sold as a part of the divestiture of the full service auto parts operations) due to higher purchase costs and higher volumes of material on hand at period end and an increase in accounts receivable of $24 million due to timing of collections.

Investing Activities
Net cash used in investing activities in the first nine months of fiscal 2011 was $370 million, compared to $35 million in the first nine months of fiscal 2010.

Cash used in investing activities in the first nine months of fiscal 2011 included $294 million paid for acquisitions and $75 million in capital expenditures to upgrade our equipment and infrastructure.

Cash used in investing activities in the first nine months of fiscal 2010 included $41 million paid for completed acquisitions and $35 million in capital expenditures to upgrade our equipment and infrastructure, partially offset by $41 million in proceeds from the sale of the full-service auto parts business and other assets.

Financing Activities
Net cash provided by financing activities in the first nine months of fiscal 2011 was $361 million, compared to net cash used of $15 million in the first nine months of fiscal 2010.

Cash provided by financing activities in the first nine months of fiscal 2011 included $371 million in net additional borrowings of debt (refer to Non-GAAP Financial Measures below) which were principally used to support recent acquisitions, higher working capital requirements and capital expenditures.

Cash used in financing activities in the first nine months of fiscal 2010 included $11 million in net debt repayments (refer to Non-GAAP Financial Measures below).

Credit Facilities
In February 2011, we amended and restated our unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto to increase the amount available to US $650 million from $450 million, including $30 million in Canadian Dollar borrowings. The final maturity was also extended to February 2016. Interest rates on outstanding indebtedness under the amended agreement are based, at our option, on either the London Interbank Offered Rate (or the Canadian equivalent) plus a spread of between 1.75% and 2.75%, with the amount of the spread based on a pricing grid tied to our leverage ratio, or the base rate plus a spread of between 0% and 1%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.25% and 0.45%, which is also based on a pricing grid tied to our leverage ratio. We paid commitment fees of less than $1 million for the three and nine months ended May 31, 2011 and 2010. We had borrowings outstanding under the credit facility of $459 million as of May 31, 2011 and $90 million as of August 31, 2010. The increased borrowings were primarily used to finance the recent acquisitions. The weighted average interest rate on amounts outstanding under this facility was 2.25% as of May 31, 2011 and 0.79% as of August 31, 2010.

We also have an unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. that expires March 1, 2012. Interest rates are set by the bank at the time of borrowing. The Company had borrowings outstanding under this facility of $3 million as of May 31, 2011 and had no borrowings outstanding as of August 31, 2010.

The two bank credit agreements contain various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of May 31, 2011 and August 31, 2010, we were in compliance with all such covenants. We use these credit facilities to fund

SCHNITZER STEEL INDUSTRIES, INC.

acquisitions, capital expenditures, share repurchases and working capital requirements.

In addition, as of May 31, 2011 and August 31, 2010, we had $8 million of long-term bonded indebtedness that matures in January 2021.

Acquisitions
During the first nine months of fiscal 2011, we closed ten acquisitions with an aggregate purchase price of $332 million, including cash of $293 million, as we continued to execute our growth strategy. See Note 3 - Business Combinations in the notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this report for additional information on business acquisitions.

Capital Expenditures
Capital expenditures totaled $75 million for the first nine months of fiscal 2011, compared to $35 million for the same period in the prior year. During the third quarter of fiscal 2011, we continued our investment in general improvements at a number of our metals recycling facilities, including investments in technology to improve the recovery of nonferrous materials from the shredding process and investments to further improve efficiency and increase capacity, increase worker safety and enhance environmental systems. We plan to invest in the range of $25 million to $40 million in capital expenditures during the remainder of fiscal 2011, which is expected to be spent on continued investments in technology to improve the recovery of nonferrous materials from the shredding process, material handling and processing equipment, enhancements to our information technology infrastructure, improvements for the facilities, environmental and safety infrastructure and normal equipment replacement. We believe these investments will create value for our shareholders. We expect to use cash provided by operating activities and available lines of credit to fund capital expenditures during the remainder of fiscal 2011.

Environmental Compliance
Our commitment to sustainable recycling and operating our business in an environmentally responsible manner requires us to continue to invest in facilities that improve our environmental presence in the communities in which we operate. We invested $6 million in capital expenditures for environmental projects during the first nine months of fiscal 2011 and plan to invest a further $10 million in capital expenditures for environmental projects during the remainder of fiscal 2011. These projects include investments in storm water systems and equipment to ensure ongoing compliance with air quality and other environmental regulations.

We have been identified by the EPA as a PRP that owns or operates or formerly owned or operated sites adjacent to the Portland Harbor Superfund site. Because there has not been a determination of the total investigation costs, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs, it is not presently possible to estimate the costs which we are likely to incur in connection with the Site, although such costs could be significant and material to our future cash flows. Any material liabilities recorded in the future related to the Site could result in our failure to maintain compliance with certain covenants in our debt agreements. Significant cash outflows in the future related to the Site could reduce the amounts available for borrowing that could otherwise be used for investment in capital expenditures and acquisitions. The EPA has indicated that it expects to issue a record of decision that will discuss remedial alternatives for the Site sometime in 2012. See Note 7 - Environmental Liabilities and Other Contingencies in the notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this report.

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
As of May 31, 2011, we had $33 million in cash, of which $19 million is indefinitely reinvested in Puerto Rico and Canada and not available to satisfy our general cash needs.

SCHNITZER STEEL INDUSTRIES, INC.

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
Contractual Obligations
As of May 31, 2011, contractual obligations that have materially changed from the contractual obligations table in our Annual Report on Form 10-K for the year ended August 31, 2010 are presented in the table below:

	Payment Due by Period (in thousands)
	Remainder of 2011	2012	2013	2014	2015	2016	Thereafter	Total
Contractual Obligations
Long-term debt (1)	$—	$—	$—	$—	$—	$458,607	$7,700	$466,307
Interest payments on long-term debt	2,631	10,526	10,526	10,526	10,526	5,277	127	50,139
Capital leases	240	875	824	566	247	155	619	3,526
Operating leases	5,812	20,905	18,414	15,592	11,373	5,571	17,323	94,990
Total	$8,683	$32,306	$29,764	$26,684	$22,146	$469,610	$25,769	$614,962
(1) Our unsecured committed bank credit agreement expires in February 2016 and our long-term bonded indebtedness matures in January 2021, resulting in $459 million and $8 million of obligations in 2016 and thereafter, respectively.
Our redeemable noncontrolling interest is a potential future obligation; however, as the exercise date and future fair value are not known and not solely within our control, no amount has been included in the contractual obligations table. See Note 8 - Redeemable Noncontrolling Interest in the notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this report.

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
Derivatives and Hedging
We record derivative instruments in the consolidated balance sheets at fair value and changes in the fair value are either recognized in accumulated other comprehensive income or net income in the consolidated balance sheets or the consolidated statements of income, as applicable, depending on the nature of the underlying exposure, whether the derivative has been designated as a hedge, and if designated as a hedge, the extent to which the hedge is effective. Derivative contracts for commodities used in normal business operations that are settled by physical delivery, among other criteria, are eligible for and may be designated as normal purchases and normal sales pursuant to the exemption from the accounting requirements of ASC 815. Contracts that qualify as normal purchases or normal sales are not marked-to-market.
When available, quoted market prices or prices obtained through external sources are used to measure a contract's fair value. The fair value of these instruments is a function of underlying forward commodity prices, related volatility, counterparty creditworthiness and duration of the contracts.
Redeemable Noncontrolling Interest
We have issued redeemable common stock to the noncontrolling interest holder of one of our subsidiaries that is redeemable both at the option of the holder and upon the occurrence of an event that is not solely within our control. If the interest were to be redeemed, we would be required to purchase all of such interest at fair value on the date of redemption. We estimate fair value

SCHNITZER STEEL INDUSTRIES, INC.

using Level 3 inputs under the fair value hierarchy based on standard valuation techniques using a discounted cash flow analysis. Any adjustments to the carrying amount of the redeemable noncontrolling interest prior to exercise of the redemption option will be recorded to equity. Since redemption of the noncontrolling interest is outside of our control, these interests are presented on the condensed consolidated balance sheet in the mezzanine section under the caption “Redeemable noncontrolling interests.”
The determination of fair value requires management to apply significant judgment in formulating estimates and assumptions. These estimates and assumptions primarily include forecasts of future cash flows based on management’s best estimate of future sales and operating costs; pricing expectations; capital expenditures; working capital requirements; discount rates; growth rates; tax rates and general market conditions. As a result of the inherent uncertainty associated with forming these estimates, actual results could differ from those estimates.
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
The following is a reconciliation of debt, net of cash (in thousands):

	May 31, 2011	August 31, 2010
Short-term borrowings and capital lease obligations, current	$3,280	$1,189
Long-term debt and capital lease obligations, net of current maturities	468,611	99,240
Total debt	471,891	100,429
Less: cash and cash equivalents	32,801	30,342
Total debt, net of cash	$439,090	$70,087
Net borrowings (repayment) of debt
Net borrowings (repayment) of debt is the sum of borrowings from long-term debt, repayments of long-term debt, proceeds from line of credit, and repayment of line of credit . Management presents this amount as the net change in the Company’s borrowings for the period because it believes it is useful for investors as a meaningful presentation of the change in debt.

($ in thousands)	2011	2010
For the nine months ended May 31,
Borrowings from long-term debt	$788,974	$542,000
Proceeds from line of credit	436,000	307,500
Repayment of long-term debt	(420,851)	(553,143)
Repayment of line of credit	(433,500)	(307,500)
Net borrowings (repayment) of debt	$370,623	$(11,143)
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
Credit Risk
As of May 31, 2011 and August 31, 2010, 47% and 43%, respectively, of our trade accounts receivable balance was covered by letters of credit. Of the remaining balance as of May 31, 2011, 98% was less than 60 days past due, compared to 89% as of August 31, 2010.

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
Our operations expose us to translation and transaction risks associated with fluctuations in foreign currency exchange rates as compared to the US Dollar, our reporting currency. A portion of our results of operations, assets and liabilities are denominated in foreign currencies. As a result, we are subject to foreign currency exchange risks due to exchange rate movements in connection with the translation of the operating income and the assets and liabilities of our foreign operations into our functional currency for inclusion in our consolidated financial statements. We are also exposed to foreign currency exchange transaction risk. As part of our risk management program, we may use financial instruments, including foreign currency exchange forward contracts. While intended to reduce the effects of fluctuations in foreign currency exchange rates, these instruments may not be effective in reducing all risks related to such fluctuations and may limit our potential gains or expose us to loss. Although we do not enter into these instruments for trading purposes or speculation, and although our management believes all such instruments are entered into as hedges of underlying physical transactions, these foreign exchange commitments are dependent on timely performance by our counterparties. Should our counterparties to such instruments or the sponsors of the exchanges through which these transactions are offered fail to honor their obligations due to financial distress or otherwise, we would be exposed to potential losses or the inability to recover anticipated gains from the transactions covered by these instruments.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 5.    OTHER INFORMATION
On June 29, 2011, the Company entered into an amendment (the “Amendment”) to the employment agreement (the “Employment Agreement”) between the Company and Tamara L. Lundgren, President and Chief Executive Officer of the Company. Pursuant to the Amendment, the parties agreed to:

•	An increase in Ms. Lundgren's annual base salary from $900,000 to $1,000,000 effective May 1, 2011,

•
An increase in Ms. Lundgren's target bonus under the annual bonus program from 100% of year-end base salary to 150% of year-end base salary effective beginning with the Company's next fiscal year commencing September 1, 2011,

•
A decrease in the maximum bonus payment under the financial performance portion of Ms. Lundgren's annual bonus program from 7 times the target bonus to 3 times the target bonus, resulting in a decrease in her overall maximum annual bonus from 5 times target to 3 times target, also effective beginning with the Company's next fiscal year commencing September 1, 2011, and

•	Certain other technical changes.

The Employment Agreement continues to provide for a cash severance benefit upon a termination of Ms. Lundgren's employment by the Company without “cause” or by her for “good reason” in circumstances not involving a change in control. The cash severance benefit is three times the sum of base salary plus target bonus in effect at the time of termination, so the indirect effect of the increases to base salary and target bonus described above is to increase the cash severance benefit payable to Ms. Lundgren upon an involuntary termination from $5.4 million prior to May 1, 2011 to $7.5 million as of September 1, 2011. A copy of the Amendment is attached hereto as Exhibit 10.1.

In connection with the execution and delivery of the Amendment by Ms. Lundgren, on June 29, 2011, the Company granted her restricted stock units (“RSUs”) for 17,717 shares of Class A Common Stock. These RSUs will vest and the underlying shares will be issued to Ms. Lundgren based on continued employment through June 30, 2013.

ITEM 6.	EXHIBITS

4.1	Second Amended and Restated Credit Agreement, dated February 9, 2011, between the Registrant, Bank of America, NA, and the Other Lenders Party Thereto. (1)

10.1	Amendment No. 1 dated June 29, 2011 to Amended and Restated Employment Agreement by and between the Registrant and Tamara L. Lundgren dated October 29, 2008.

10.2	Amended and Restated Employment Agreement by and between the Registrant and John D. Carter dated June 29, 2011.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Schnitzer Steel Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended May 31, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets as of May 31, 2011, and August 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended May 31, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements. (2)

(1) The exhibit filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 14, 2011 inadvertently contained an incorrect definition for “Disposed Business” and omitted Schedule 7.02 to such agreement, which have been corrected in the exhibit filed herewith.

(2) In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by the specific reference in such filing.

SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date:	June 30, 2011	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
President and Chief Executive Officer

Date:	June 30, 2011	By:	/s/ Richard D. Peach
Richard D. Peach
Sr. Vice President and Chief Financial Officer