Form 10-K
period 2011-08-31
SCHNITZER STEEL INDUSTRIES INC
filed 2011-10-21
CIK 912603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2011
or
[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from             to
Commission File Number 0-22496
SCHNITZER STEEL INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

OREGON	93-0341923
(State of Incorporation)	(I.R.S. Employer Identification No.)

3200 NW Yeon Ave., Portland, OR	97210
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (503) 224-9900
Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, $1.00 par value	The NASDAQ Global Select Market
(Title of Each Class)	(Name of each Exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ x ]    No [    ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [    ]    No [ x ]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ]    No [    ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [ x ]    No [    ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer [ x ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller Reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [    ]    No [ x ]
The aggregate market value of the registrant’s outstanding common stock held by non-affiliates on February 28, 2011 was $1,504,015,968.
The registrant had 24,183,138 shares of Class A common stock, par value of $1.00 per share, and 3,048,522 shares of Class B common stock, par value of $1.00 per share, outstanding as of October 12, 2011.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the January 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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
Forward-looking statements in this Annual Report on Form 10-K include statements regarding our expectations, intentions, beliefs and strategies regarding the future, including statements regarding trends, cyclicality and changes in the markets we sell into; strategic direction; changes to manufacturing and production processes; the cost of compliance with environmental and other laws; expected tax rates, deductions and credits; the realization of deferred tax assets; planned capital expenditures; liquidity positions; ability to generate cash from continuing operations; the potential impact of adopting new accounting pronouncements; expected results, including pricing, sales volumes and profitability; obligations under our retirement plans; savings or additional costs from business realignment and cost containment programs; and the adequacy of accruals.
When used in this report, the words “believes,” “expects,” “anticipates,” “intends,” “assumes,” “estimates,” “evaluates,” “may,” “could,” “opinions,” “forecasts,” “future,” “forward,” “potential,” “probable,” and similar expressions are intended to identify forward-looking statements.
We may make other forward-looking statements from time to time, including in press releases and public conference calls. All forward-looking statements we make are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements, except as may be required by law. Our business is subject to the effects of changes in domestic and global economic conditions and a number of other risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in Item 1A. Risk Factors of Part I of this Form 10-K. Examples of these risks include: potential environmental cleanup costs related to the Portland Harbor Superfund site; volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; difficulties associated with acquisitions and integration of acquired businesses; the impact of goodwill impairment charges; the inability of customers to fulfill their contractual obligations; the impact of foreign currency fluctuations; potential limitations on our ability to access credit facilities; the impact of the consolidation in the steel industry; the impact of imports of foreign steel into the U.S.; inability to realize expected benefits from investments in technology; freight rates and availability of transportation; product liability claims; costs associated with compliance with environmental regulations; the adverse impact of climate change; inability to obtain or renew business licenses and permits; compliance with greenhouse gas emission regulations; reliance on employees subject to collective bargaining agreements; and the impact of the underfunded status of multiemployer plans in which we participate.

1 / Schnitzer Steel Industries, Inc. Form 10-K 2011

PART I

ITEM 1. BUSINESS
General
Founded in 1906, Schnitzer Steel Industries, Inc., an Oregon corporation, is one of the nation’s largest recyclers of ferrous and nonferrous scrap metal, a leading recycler of used and salvaged vehicles and a manufacturer of finished steel products. The foundation of our business is a commitment to sustainability – recycling metal to generate additional value while achieving profitable growth. In recent years, the worldwide demand for scrap metal has been driven by continued strong demand for new steel products, electric arc furnace (“EAF”) steel mill technology which relies on scrap metal as its primary feedstock and, to a certain extent, the use by blast furnaces of scrap metal, which reduces energy costs and use of virgin materials. The emerging markets, the primary end markets for our recycled scrap metal, currently generate insufficient levels of scrap metal to feed their steel production. This results in a need to source recycled scrap metal from developed economies, including the United States, which, together with domestic requirements, creates ongoing demand for our products.
Through our North American metals recycling business, we collect and recycle autobodies, rail cars, home appliances, industrial machinery, manufacturing scrap and construction demolition from bridges, buildings and other obsolete structures. With 56 operating facilities located in 14 states, Western Canada and Puerto Rico, we are well-positioned to efficiently collect scrap metal throughout North America and export product to where demand is greatest. We sold to customers in 19 countries in fiscal 2011 and have the capability to export to customers around the world from our seven deep water ports.
Our metals recycling business benefits from synergies with our auto parts business in certain geographic regions. Our auto parts business, which has 50 retail locations, buys end-of-life vehicles, sells parts to retail and wholesale customers and sells scrap metal to metals recyclers, including our metals recycling business where geographically feasible. In addition, our steel manufacturing business benefits from synergies with our metals recycling business, which is the sole supplier of the scrap metal utilized by our steel mini-mill to produce finished steel products such as rebar, wire rod, coiled rebar, merchant bar and other specialty products using nearly 100% recycled metal.
In fiscal 2011, our metals recycling operations processed or brokered 5.3 million tons of ferrous scrap metal and 569 million pounds of nonferrous scrap metal; our revenues by major scrap product were approximately 79% ferrous and 20% nonferrous; and 82% of our revenues were from export sales.
We report the operations of these three businesses in three reporting segments: the Metals Recycling Business (“MRB”), the Auto Parts Business (“APB”) and the Steel Manufacturing Business (“SMB”). See Note 20 – Segment Information in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for a discussion of revenues from external customers, operating results from continuing operations and total assets by reporting segment.
Metals Recycling Business
Business
MRB buys, collects, processes, recycles, sells and brokers ferrous scrap metal (containing iron) to foreign and domestic steel producers, including SMB, and nonferrous scrap metal (not containing iron) to both foreign and domestic markets. MRB processes mixed and large pieces of scrap metal into smaller pieces by crushing, sorting, shearing, shredding, and torching, resulting in scrap metal pieces of a size, density and purity required by customers to meet their production needs. The manufacturing process includes physical separation of materials through automated and manual processes into ferrous and nonferrous sub-classifications, each of which has a value and metal content of importance to different customers for their end product.
To prepare scrap metal, we crush, sort and bale the material by classification for easier handling and sale. One of the most efficient ways to process and sort recycled scrap metal is through the use of shredding systems. Currently, each of MRB’s port locations is equipped with shredders. Our largest port facilities in Everett, Massachusetts; Portland, Oregon; Oakland, California; and Tacoma, Washington each operate a mega-shredder with 7,000 to 9,000 horsepower. MRB’s Johnston, Rhode Island; Salinas, Puerto Rico; Kapolei, Hawaii; Anchorage, Alaska; and Concord, New Hampshire facilities operate smaller shredders with 1,500 to 6,000 horsepower. Mega-shredders are designed to provide a denser product and, in conjunction with new separation equipment, a more refined and preferable form of ferrous scrap metal which can be more efficiently used by steel mills. Shredders can reduce autobodies, home appliances and other scrap metal into fist-size pieces of shredded recycled scrap metal. The shredded material is then carried by conveyor under magnetized drums that attract the recycled ferrous scrap metal and separate it from the nonferrous scrap metal and other residue found in the shredded material, resulting in a consistent and high quality shredded ferrous product. The remaining nonferrous scrap metal and residue then pass through a series of additional mechanical and manual sorting systems designed to separate the nonferrous metal from the residue. The remaining nonferrous metal is then hand-sorted and graded before being sold or sold as a mixed product. MRB continues to invest in nonferrous metal extraction and separation technologies in order to maximize the recoverability of valuable nonferrous metal. MRB also purchases nonferrous metal directly from industrial

2 / Schnitzer Steel Industries, Inc. Form 10-K 2011

vendors and other suppliers and bales this metal to sell to customers.
Products
MRB sells both ferrous and nonferrous scrap metal. The primary product produced is ferrous scrap metal, which is a key feedstock used in the production of finished steel products. Ferrous scrap metal is primarily categorized into plate and structural (“bonus”), heavy melting steel (“HMS”) and shredded scrap, although there are various grades of each category depending on cleanliness, size of individual pieces, and residual alloy content. These attributes affect the product’s relative value. Our nonferrous products include aluminum, copper, stainless steel, nickel, brass, titanium, lead, high temperature alloys and joint products such as zorba (primarily mixed nonferrous material) and zurik (predominantly stainless steel).
Customers
MRB sells its products globally to steel mills, foundries and smelters, and is the sole supplier of the ferrous scrap metal required by SMB.
Presented below are MRB revenues by continent for the last three fiscal years ended August 31 (dollars in thousands):

	2011	% of Revenue	2010	% of Revenue	2009	% of Revenue
Asia	$1,837,011	63%	$1,228,022	67%	$981,127	70%
North America	691,678	24%	503,651	28%	301,093	22%
Europe	325,191	11%	162,284	9%	176,754	13%
Africa	216,124	7%	85,813	5%	48,681	3%
Sales to SMB	(169,331)	(5)%	(155,310)	(9)%	(109,985)	(8)%
Total (net of intercompany)	$2,900,673	100%	$1,824,460	100%	$1,397,670	100%
In fiscal 2011, MRB generated revenues of $10 million or more from customers in 14 countries, including China, the United States, South Korea, Turkey, Egypt, Thailand, Taiwan, Malaysia, Japan, Indonesia, Italy, India, Spain and Greece. MRB generated revenues of $10 million or more from customers in 12 countries in fiscal 2010 and 2009.
MRB’s five largest external ferrous scrap metal customers accounted for 46% of recycled ferrous metal revenues in fiscal 2011 and 35% in fiscal 2010 and 2009. MRB had no external customers that accounted for 10% or more of consolidated revenues in fiscal 2011, 2010 and 2009. Customer purchase volumes of ferrous scrap metal vary from year to year due to demand, competition, economic growth, infrastructure spending, relative currency values, availability of credit and other factors. Ferrous metal sales are primarily denominated in U.S. dollars, and almost all of the large shipments of ferrous scrap metal to foreign customers are supported by letters of credit.
The table below sets forth, on a revenue and volume basis, the amount of recycled ferrous scrap metal sold by MRB to foreign and domestic customers during the last three fiscal years ended August 31:

	2011		2010		2009
	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)
Foreign	$1,974,972	4,236	$1,188,490	3,122	$1,032,571	3,436
SMB	166,259	404	155,310	458	109,985	335
Other domestic	284,257	689	214,864	651	106,752	418
Total	$2,425,488	5,329	$1,558,664	4,231	$1,249,308	4,189
 _____________________________

(1)	Revenues stated in thousands of dollars.

(2)	Volume stated in thousands of long tons (one long ton = 2,240 pounds).
MRB sells processed nonferrous scrap metal to specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, brass and bronze ingot manufacturers and wire and cable producers globally. MRB continues to increase its nonferrous volumes available for sale by extracting higher amounts of nonferrous products from the shredding process due to investments in advanced separation technology and by expanding its nonferrous collection facilities.

3 / Schnitzer Steel Industries, Inc. Form 10-K 2011

The table below sets forth, on a revenue and volume basis, the amount of recycled nonferrous scrap metal sold by MRB to foreign and domestic customers during the last three fiscal years ended August 31:

	2011		2010		2009
	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)
Foreign	$412,891	399,933	$288,472	351,821	$174,756	294,016
Domestic	206,749	168,627	124,455	126,665	76,752	103,040
Total	$619,640	568,560	$412,927	478,486	$251,508	397,056
 ____________________________

(1)	Revenues stated in thousands of dollars.

(2)	Volume stated in thousands of pounds.
Pricing
Domestic and foreign prices for ferrous scrap metal are generally based on prevailing market rates, which can differ by region and are subject to market cycles that are influenced by worldwide demand from steel and other metal producers and by the availability of materials that can be processed into saleable scrap metal, among other factors. Export recycled ferrous metal sales contracts generally provide for shipment within 30 to 60 days after the price is agreed to which, in most cases, includes freight. Nonferrous metal sales contracts generally provide for shipment in less than 30 days after the price is agreed and typically include freight.
MRB responds to changes in selling prices by adjusting scrap metal purchase prices at its recycling facilities in order to manage the impact on its operating income. The spread between selling prices and the cost of purchased material is subject to a number of factors, including differences in the market conditions in the domestic regions where recycled metal is acquired and the areas in the world where the processed materials are sold, market volatility from the time the selling price is agreed with the customer until the time the raw material is purchased, and changes in the estimated costs of transportation to the buyer’s facility. We believe MRB generally benefits from rising recycled metal selling prices, which allow it to better maintain or expand both operating income and unprocessed metal flow into its facilities, and suffers when recycled metal selling prices decline, which tend to compress its operating margins.
Markets
In recent years, worldwide demand for finished steel products has been steadily growing, which has increased demand for raw materials, in particular recycled ferrous metal, which is one of the primary feedstocks used in EAFs to manufacture steel. In recent years, the demand for finished steel has been growing most rapidly in emerging markets in Asia and the Mediterranean, which currently do not possess an adequate supply of processed scrap metal to produce steel. As a result of this demand, MRB’s ferrous exports have made up 79%, 74% and 82% of its total ferrous sales volume in fiscal 2011, 2010 and 2009, respectively. The Asian developing countries have also been the primary markets for MRB’s nonferrous products, with exports making up 70% of its total nonferrous sales volumes in fiscal 2011 and 74% of its total nonferrous sales volumes in fiscal 2010 and 2009. While the ferrous export market is highly diversified with no single country dominating sales from year to year, in the nonferrous markets, China and the U.S. have been the largest sales destinations.
Distribution
MRB delivers recycled ferrous and nonferrous scrap metal to foreign customers by ship and to domestic customers by barge, rail and over-the-road transportation networks. Cost efficiencies are achieved by operating deep water terminal facilities at Everett, Massachusetts; Portland, Oregon; Oakland, California; Tacoma, Washington; and Providence, Rhode Island, all of which are owned except for the Providence, Rhode Island facility, which is operated under a long-term lease. We also have access to deep water terminal facilities at Kapolei, Hawaii and Salinas, Puerto Rico through public docks. These seven deep water terminals enable us to load ferrous material in large vessels capable of holding up to 50,000 tons for trans-oceanic shipments. Additionally, because we own most of the terminal facilities at which MRB operates, MRB is not normally subject to the same berthing delays often experienced by users of unaffiliated terminals. We believe that MRB’s loading costs are lower than they would be if it utilized only third party terminal facilities. From time to time, MRB may enter into contracts of affreightment, which guarantee the availability of ocean going vessels, in order to manage the risks associated with ship availability and freight costs.
Our nonferrous products are shipped in containers which hold 20 to 30 tons from container ports and rail ramps located in close proximity to our recycling facilities. Containerized shipments are exported by marine vessels to customers all over the world and domestic shipments are typically shipped by rail or by truck.
Sources of Unprocessed Metal
The most common forms of purchased raw metal are obsolete machinery and equipment, such as automobiles, railroad cars,

4 / Schnitzer Steel Industries, Inc. Form 10-K 2011

railroad tracks, home appliances and other consumer goods, waste metal from manufacturing operations and demolition metal from buildings and other obsolete structures. Raw metal is acquired from a diverse base of suppliers who unload at MRB’s facilities, from drop boxes at suppliers’ industrial sites and through negotiated purchases from other large suppliers, including railroads, industrial manufacturers, automobile salvage facilities, metal dealers, various government entities and individuals. The majority of MRB’s scrap metal collection and processing facilities receive raw metal via major railroad routes, waterways or major highways. Metals recycling facilities situated near unprocessed metal sellers and major transportation routes have the competitive advantage of reduced freight costs because of the significant cost of freight relative to the cost of metal. The locations of MRB’s West Coast facilities allow it to competitively purchase raw metal from the Northern California region, northwards up the West Coast to Western Canada and Alaska and to the east, including Idaho, Montana, Utah, Colorado and Nevada. The locations of the East Coast facilities provide access to sources of unprocessed metal in New York, Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, Vermont, Eastern Canada and, from time to time, the Midwest. In the Southeastern U.S., approximately half of MRB’s ferrous and nonferrous unprocessed metal volume is purchased from industrial companies, including auto manufacturers, with the remaining volume being purchased from smaller dealers and individuals. These industrial companies provide MRB with metals that are by-products of their manufacturing processes. The supply of scrap metal from these manufacturers can fluctuate with the level of automotive and other manufacturing production in the region.
Backlog
As of September 30, 2011, MRB had a backlog of orders to sell $249 million of export ferrous metal compared to $221 million as of October 13, 2010. Additionally, as of September 30, 2011, MRB had a backlog of orders to sell $30 million of export nonferrous metal compared to $20 million as of September 30, 2010.
Competition
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
MRB competes globally for the sale of processed recycled metal to finished steel producers. The predominant competitive factors that impact recycled metal sales are price (including shipping cost), reliability of service, product quality and availability of scrap metal and scrap metal substitutes. No single scrap metals recycler has a dominant market share in the markets in which we do business.
We believe MRB’s ability to process substantial volumes of scrap metal products, state-of-the-art equipment, number of locations, access to a variety of different modes of transportation, geographic dispersion and cross-divisional synergies provide its business with competitive advantages.
Consolidation in the Scrap Metal Industry
The metals recycling industry has been consolidating over the last several years, primarily due to a high degree of fragmentation and the ability of large, well-capitalized processors to achieve competitive advantages by investing in capital improvements to improve efficiencies and lower processing costs. We believe that we are in a position to continue to make acquisitions in the metals recycling industry as a result of our historical ability to generate cash from operations and available borrowing capacity.
Auto Parts Business
Business and Products
APB procures used and salvaged vehicles and sells serviceable used auto parts from these vehicles through its 50 self-service auto parts stores which are located across the U.S. and Western Canada. The remaining portions of the vehicles, primarily autobodies, cores (which include engines, transmissions, alternators and catalytic converters) and nonferrous materials, are sold to metal recyclers, including MRB where geographically feasible.
Customers
Self-service stores generally serve customers who are looking to obtain serviceable used auto parts at a competitive price. These customers remove the used auto parts from vehicles in inventory without the assistance of store employees. In addition, APB sells the cores to a variety of wholesale buyers and the scrap metal from end-of-life vehicles to MRB and third party recycling yards throughout the U.S. and Western Canada.
We believe that APB has a competitive advantage because of: its various information technology systems, which are used to centrally manage and operate the geographically diverse network of stores; its consistent approach to offering customers a large selection of vehicles from which to obtain parts; and its efficient processing of autobodies. APB had no external customers that accounted for 10% or more of consolidated revenues in fiscal 2011, 2010 and 2009.

5 / Schnitzer Steel Industries, Inc. Form 10-K 2011

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
The table below sets forth APB revenues from domestic and foreign customers for the last three fiscal years ended August 31 (in thousands):

	2011	2010	2009
Domestic	$296,554	$225,403	$144,346
Foreign	23,279	15,830	8,861
Sales to MRB	(78,795)	(49,538)	(26,916)
Total (net of intercompany)	$241,038	$191,695	$126,291
Distribution
APB sells used auto parts from each of its self-service retail stores. Upon arriving at a self-service store, a customer pays an admission charge and signs a liability waiver before entering the car lot. When a customer finds a desired part on a vehicle, the customer removes it and pays a listed price for the part.
The wholesale component of APB’s business consists of core and scrapped vehicle sales. Catalytic converters are removed from the vehicle prior to it being placed in the customer area. Once the vehicle is removed from the customer area, the remaining core parts, including engines, transmissions and alternators, are removed from the vehicle and consolidated at central facilities in California, Oregon, Texas and Calgary, Canada. From these facilities, the cores are sold to a variety of wholesale buyers through a competitive bidding process. Due to the larger quantities generated by this consolidation process, APB is able to obtain higher prices by focusing on larger wholesale customers that purchase in volume. After the core removal process is complete, the remaining autobody is crushed and sold as scrap metal in the wholesale market. The autobodies are sold on a price per ton basis, which is subject to fluctuations in the recycled ferrous metal markets. APB generated revenues of $79 million, $50 million and $27 million during fiscal 2011, 2010 and 2009, respectively, from sales to MRB, making MRB the single largest customer of APB.
Marketing
APB has customized marketing initiatives that are unique to its self-service brand. The brand marketing plan focuses on the acquisition of private party vehicles and attracting auto parts customers into the stores. The marketing plan targets the local markets surrounding the stores and incorporates various strategies, including the use of radio and television advertising to promote vehicle purchasing, regularly scheduled in-store promotions and other forms of product promotion. Each store has a customized marketing calendar designed for its market and the community it serves.
APB typically seeks to locate its facilities with convenient access to major streets and in major population centers. By operating at locations that are convenient and visible to the target customer, the stores seek to become the customer’s first stop when acquiring used auto parts.
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
Competition
The auto parts industry is characterized by diverse and fragmented competition and comprises a large number of aftermarket and used auto parts suppliers of all sizes. These companies range from large, multinational corporations, which serve both original equipment manufacturers and the aftermarket on a worldwide basis to small, local producers which supply only a few parts for a particular car model.
APB competes for the purchase of vehicles with other auto dismantlers, used car dealers, auto auctions and metal recyclers. In general, the main competitive factors impacting the purchase of vehicles are the price offered by the purchaser and the proximity of the purchaser to the source of the vehicle.
APB competes for the sale of used auto parts with other self-service and full-service auto dismantlers as well as larger well-

6 / Schnitzer Steel Industries, Inc. Form 10-K 2011

financed retail auto parts businesses. For sales of cores and scrapped vehicles, APB competes globally with other metal recyclers. The main competitive factors impacting the sale of APB’s products are price, availability of parts, quality and availability of scrapped product, and location of the retail stores that is convenient to customers.
Steel Manufacturing Business
Business
SMB operates a steel mini-mill in McMinnville, Oregon that produces a wide range of finished steel products using recycled metal and other raw materials. MRB is the sole supplier for SMB’s scrap metal requirements, which SMB purchases at rates that approximate export market prices for shipments from the West Coast of the U.S.
Manufacturing
SMB’s melt shop includes an EAF, a ladle refining furnace, and a five-strand continuous billet caster and has enhanced steel chemistry refining capabilities, permitting the mill to produce special alloy grades of steel not currently produced by other mills on the U.S. West Coast. The melt shop produced 454 thousand, 494 thousand and 401 thousand tons of steel in the form of billets during fiscal 2011, 2010 and 2009, respectively. SMB continues to reinvest in its melt shop to improve efficiencies in the melting process.
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
Products
SMB produces semi-finished goods (billets) and finished goods, consisting of rebar, coiled rebar, wire rod, merchant bar and other specialty products. Semi-finished goods are predominantly used for SMB’s finished products, but also have been produced for sale to other steel mills. Rebar is produced in either straight length steel bars or coils and used to increase the tensile strength of poured concrete. Coiled rebar is preferred by some manufacturers because it reduces the waste generated by cutting individual lengths to meet customer specifications and, therefore, improves yield. Wire rod is steel rod, delivered in coiled form, used by manufacturers to produce a variety of products such as chain link fencing, nails, wire and stucco netting. Merchant bar consists of round, flat, angle and square steel bars used by manufacturers to produce a wide variety of products, including gratings, steel floor and roof joists, safety walkways, ornamental furniture, stair railings and farm equipment. SMB is also certified to produce high quality rebar to support nuclear power plant construction.
The table below sets forth, on a revenue and volume basis, the sales of these products during the last three fiscal years ended August 31:

	2011		2010		2009
	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)
Finished steel products	$317,338	438,874	$270,712	443,416	$245,175	381,107
Semi-finished steel products(3)	145	199	14,373	40,199	18,094	32,664
Total	$317,483	439,073	$285,085	483,615	$263,269	413,771
_____________________________

(1)	Revenues stated in thousands of dollars.

(2)	Volume stated in short tons (one short ton = 2,000 pounds).

(3)	Includes primarily sales of billets.
Customers
SMB’s customers are principally steel service centers, construction industry subcontractors, steel fabricators, wire drawers and major farm and wood products suppliers. During fiscal 2011, SMB sold its finished steel products to customers located primarily in the Western U.S. and Canada. Customers in California accounted for 35% of SMB’s revenues in fiscal 2011. SMB’s ten largest customers accounted for 53%, 54% and 47% of its revenues during fiscal 2011, 2010 and 2009, respectively. No SMB customer accounted for 10% or more of consolidated revenues in fiscal 2011, 2010 and 2009.

7 / Schnitzer Steel Industries, Inc. Form 10-K 2011

The table below sets forth SMB revenues from domestic and foreign customers for the last three fiscal years ended August 31 (in thousands):

	2011	2010	2009
Domestic	$256,888	$206,943	$226,675
Foreign(1)	60,595	78,142	36,594
Total	$317,483	$285,085	$263,269
____________________________

(1)	Includes sales to Canada of $59 million, $56 million and $27 million in fiscal 2011, 2010 and 2009, respectively.
Consolidation in the Steel Industry
The pace of consolidation in the steel industry has slowed in recent years consistent with the sluggish economic growth, particularly in the U.S. As the current outlook for construction and infrastructure spending in the U.S. remains weak, there is likely to be some contraction domestically as smaller, less well-capitalized steel producers and fabricators exit the market and other firms reduce production. However, cross-border consolidation remains attractive due to stronger demand from developing countries and the potential for achieving greater efficiency and economies of scale, particularly in response to the consolidation undertaken by raw material suppliers and consumers of steel products.
Distribution
SMB sells directly from its mini-mill in McMinnville, Oregon and its owned distribution center in El Monte, California (Los Angeles area). Products are shipped from the mini-mill to the distribution center, primarily by rail. The distribution center facilitates sales by maintaining an inventory of products close to major customers for just-in-time delivery. SMB communicates regularly with major customers to determine their anticipated needs and plans its rolling mill production schedule accordingly. Shipments to customers are made by common carrier, primarily truck or rail.
Supply of Scrap Metal
We believe SMB operates the only mini-mill in the Western U.S. that obtains its scrap metal requirements from an affiliated metal recycler. MRB provides a mix of recycled metal grades to SMB, which allows SMB to achieve optimum efficiency in its melting operations.
Energy Supply
SMB needs a significant amount of electricity to run its operations, primarily its EAF. SMB purchased electricity under a long-term contract with McMinnville Water & Light, which in turn relies on the Bonneville Power Administration. The contract expired in September 2011 and SMB is currently negotiating a new contract with the same supplier.
SMB also needs a significant amount of natural gas to run its reheat furnaces, which are used to reheat billets prior to running them through the rolling mills. SMB meets this demand through a natural gas agreement with a utility provider that obligates SMB at each month-end to purchase a set volume of gas for the immediately subsequent month on a take-or-pay basis priced using published natural gas indices.
Energy costs represented 5%, 7% and 5% of SMB’s cost of goods sold in fiscal 2011, 2010 and 2009, respectively.
Backlog
SMB generally ships products within days after the receipt of purchase orders. As of September 30, 2011, SMB had a backlog of orders of $23 million, compared to $24 million as of September 30, 2010.
Competition
SMB’s primary domestic competitors for the sale of finished steel products include Nucor Corporation’s manufacturing facilities in Arizona, Utah and Washington, Gerdau Long Steel North America’s facility in California and Commercial Metals Company’s manufacturing facility in Arizona. In addition to domestic competition, SMB has historically competed with foreign steel producers, principally located in Asia, Canada, Mexico and Central and South America, primarily in shorter length rebar and certain wire rod grades. Certain U.S. manufacturers have also expanded downstream distribution operations to include import products which are highly competitive due to lower production costs.The principal competitive factors in SMB’s market are price, product availability, quality and service. In addition, demand and the resulting level of steel imports are impacted by general economic conditions and the value of the U.S. dollar.
In 2002, the U.S. government imposed anti-dumping and countervailing duties against wire rod products from eight foreign countries. These duties remain in effect today, are periodically reviewed and do not have a set expiration date. In 2007, the International Trade Commission extended existing rebar anti-dumping duties of up to 233% on imports from seven nations through

8 / Schnitzer Steel Industries, Inc. Form 10-K 2011

2012.
Strategic Focus
Use of our Seven Deep Water Ports to Access Global Demand
Our seven deep water terminal facilities enable us to bulk load large vessels capable of trans-oceanic shipments, thereby allowing us to efficiently ship product globally to wherever demand is highest. Cost efficiencies are achieved because we own the majority of these terminal facilities, so we are not normally subject to the same berthing delays often experienced by users of unaffiliated terminals, and because we are able to use bulk cargoes of up to 50,000 tons, which we believe to be more cost-efficient than containerized shipments that hold 20 to 30 tons because freight is generally lower on a per ton basis.
Acquisitions and Divestitures
We continue to focus on growth through acquisitions consistent with our strategy. With our historically strong balance sheet, ability to generate positive cash flows from operations and available borrowing capacity, we believe we are in a position to continue to complete acquisitions fitting our long-term strategic plans.
During fiscal 2011, we made the following acquisitions:

•
In September 2010, we acquired substantially all of the assets of SOS Metals Island Recycling, LLC, a metals recycler in Maui, Hawaii, to provide an additional source of scrap metal for our MRB Hawaii facility.

•
In November 2010, we acquired substantially all of the assets utilized by Specialized Parts Planet, Inc. at its Stockton, California used auto parts facility, which expanded APB’s presence in the Western U.S.

•	In December 2010, we acquired substantially all of the assets of Waco U-Pull It, Inc., a used auto parts store in Waco, Texas, which expanded APB’s presence in the Southwestern U.S.

•
In December 2010, we acquired substantially all of the assets of Macon Iron & Paper Stock Co., a metals recycler with two yards in Macon, Georgia, which expanded MRB’s presence in the Southeastern U.S.

•
In December 2010, we acquired substantially all of the assets of Steel Pacific Recycling Inc., a metals recycler with six yards on Vancouver Island, British Columbia, Canada, that previously supplied ferrous scrap to MRB’s Tacoma, Washington facility. This acquisition marked MRB’s initial expansion into Canada.

•
In January 2011, we acquired substantially all of the assets of State Line Scrap Co., Inc., a metals recycler with one yard in Attleboro, Massachusetts, which expanded MRB’s presence in the Northeastern U.S.

•
In January 2011, we acquired substantially all of the mobile car crushing assets of Northwest Recycling, Inc., based in Portland, Oregon, which provides scrap metal for MRB’s Portland, Oregon facility.

•
In February 2011, we acquired substantially all of the assets of Ferrill’s Auto Parts, Inc., a used auto parts business with three stores in Seattle, Washington, which expanded APB’s presence in the Northwestern U.S.

•
In March 2011, we acquired substantially all of the metals recycling business assets of Amix Salvage & Sales Ltd., which operated four metals recycling yards in British Columbia, Canada and two metals recycling yards in Alberta, Canada that previously supplied ferrous scrap to MRB’s Tacoma, Washington facility. This acquisition expanded MRB’s presence in Western Canada. As part of the consideration paid, we issued the seller common shares equal to 20% of the issued and outstanding capital stock of our acquisition subsidiary.

•
In April 2011, we acquired substantially all of the assets of American Metal Group, Inc. and certain of its affiliates, a metals recycler with yards in San Jose and Santa Clara, California that previously supplied ferrous scrap to MRB’s Oakland, California facility. This acquisition expanded MRB’s presence in the Western U.S.

During fiscal 2010, we made the following acquisitions:

•
In October 2009, we acquired substantially all of the assets of four of LKQ Corporation’s self-service used auto parts stores located near our MRB export facility in Portland, Oregon. This acquisition represented our first used auto parts operations in the Pacific Northwest.

•
In January 2010, we acquired substantially all of the assets of two of LKQ Corporation's self-service used auto parts stores, which increased to four the number of used auto parts facilities that we operate in the Dallas-Fort Worth Metroplex.

•	In April 2010, we acquired substantially all of the assets of Golden Recycling and Salvage, Inc., a metals recycler

9 / Schnitzer Steel Industries, Inc. Form 10-K 2011

in Montana, to provide an additional source of scrap metal for our Tacoma, Washington export facility.
In October 2009, we sold our full-service used auto parts operation, which had operated as part of the APB reporting segment, to LKQ Corporation. The full-service used auto parts operation is not included in APB’s results of operations in fiscal 2010 or 2009 because the results of this discontinued operation have been reclassified for all periods presented.
During fiscal 2009, we made the following acquisitions:

•
In December 2008, we acquired substantially all of the assets of Arrow Metals Corporation, a metals recycler in Washington, to provide an additional source of scrap metal to MRB’s Tacoma, Washington export facility.

•
In February 2009, we acquired Ponce Resources, Inc., the leading metals recycler in Puerto Rico. This acquisition expanded our presence into a new region, increased our processing capability and provided new sources of scrap metal and access to international export facilities.

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

•
In February 2009, we acquired substantially all of the assets of two self-service used auto parts businesses in California operated by Specialized Parts Planet, Inc., thereby strengthening our presence in Northern California.

•
In March 2009, we acquired substantially all of the assets of Solid Waste Reduction Services, Inc., a metals recycler in Nevada, providing an additional source of scrap metal for MRB’s Oakland, California export facility.

Processing and Manufacturing Technology Improvements
We aim to be an efficient and competitive producer of both recycled metal and finished steel products in order to maximize the operating income for both operations. To meet this objective, we have historically focused on, and will continue to emphasize, continuous improvement programs that focus on increasing production from shredders, improving existing scrap metal recovery processes and ongoing performance initiatives throughout our operations. The objective of these programs is to identify areas in existing processes that may be inefficient or where current performance could be improved and to recommend and implement solutions that could increase revenues or reduce costs by increasing output or recovery.
During fiscal 2011, 2010 and 2009, we spent $105 million, $64 million and $59 million, respectively on capital improvements. These capital expenditures primarily reflect our significant investments in modern equipment to improve the efficiency and capabilities of our businesses and to further maximize our economies of scale. Our capital expenditures in fiscal 2011 included investments in technology to improve the recovery and separation of nonferrous materials from the shredding process and investments in infrastructure to improve efficiency, increase capacity, improve worker safety and enhance environmental systems.
Capital projects in fiscal 2012 are expected to include continued investments in technology to improve the recovery and separation of nonferrous materials from the shredding process, material handling and processing equipment, enhancements to our information technology infrastructure, improvements to our facilities’ environmental and safety infrastructure and normal equipment replacement and maintenance. We plan to invest up to $125 million in capital expenditures in fiscal 2012.
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

10 / Schnitzer Steel Industries, Inc. Form 10-K 2011

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
Concern over climate change, including the impact of global warming, has led to significant U.S. and international regulatory and legislative initiatives to limit greenhouse gas (“GHG”) emissions. In 2007, the U.S. Supreme Court ruled that the EPA was authorized to regulate carbon dioxide under the U.S. Clean Air Act. As a consequence, the EPA initiated a series of regulatory efforts aimed at addressing greenhouse gases as pollutants, including finding that GHG emissions endanger public health, implementing mandatory GHG emission reporting requirements, setting carbon emission standards for light-duty vehicles and promulgating a New Source Review/Title V “tailoring rule” setting emissions thresholds beyond which stationary sources will require permits. Legislation has also been proposed in the U.S. Congress to address GHG emissions and global climate change, including “cap and trade” programs, and some form of federal climate change legislation or additional federal regulation is possible. In addition, we are required to annually report GHG emissions from our steel mill to the State of Oregon Department of Environmental Quality and the EPA. A number of other states, including states in which we have operations and facilities, have considered, are considering or have already enacted legislation to develop information or address climate change and GHG emissions as well.
Although our objective is to maintain compliance with applicable environmental regulations, we have, in the past, been found not to be in compliance with certain environmental laws and regulations and have incurred liabilities, expenditures, fines and penalties associated with such violations. In December 2000, we were notified by the EPA that we are one of the potentially responsible parties that own or operate or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (see Note 11 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report). In fiscal 2011, capital expenditures related to ongoing environmental compliance were $14 million, and we expect to spend approximately $14 million on capital expenditures for ongoing environmental compliance in fiscal 2012.
Indirect Consequences of Future Legislation and Regulation
Increased regulation regarding climate change and GHG emissions could impose significant costs on our business and our customers and suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs in order to comply with regulations concerning climate change and GHG emissions. The potential costs of allowances, offsets or credits that may be part of “cap and trade” programs or similar future regulatory measures are still uncertain. Any adopted future climate change and GHG regulations could negatively impact our ability (and that of our customers and suppliers) to compete with companies situated in areas not subject to such limitations. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies in the metals recycling and steel manufacturing industries could harm our reputation and reduce customer demand for our products.
GHG legislation and regulation is also expected to have an effect on the price of electricity, especially when generated using carbon-based fuels. Accordingly, demand for SMB’s steel products could increase as its costs of production become more competitive, since they are manufactured using an EAF, which uses less energy than the blast furnaces of some of our competitors. Since the electricity supply for SMB includes a significant element of hydro-generated production, SMB’s energy costs are less likely to be impacted than those of our competitors using electricity generated by carbon-based fuels. In addition, demand for scrap metal may increase as a result of mills with blast furnaces seeking to maximize the scrap metal component of raw material infeed, as melting scrap metal involves less energy than is required for melting iron ore.
Since the use of recycled iron and steel instead of iron ore to make new steel results in savings in the consumption of energy, virgin materials and water and reduces mining wastes, we believe our recycled metal products position us to be more competitive in the future for business from companies wishing to reduce their carbon footprint and impact on the environment. In addition, our EAF generates fewer GHG emissions than traditional blast furnaces.
Physical Impacts of Climate Change on Our Costs and Operations
There has been public discussion that climate change may be associated with rising sea levels as well as extreme weather conditions such as more intense hurricanes, thunderstorms, tornadoes and snow or ice storms. Extreme weather conditions may increase our costs or cause damage to our facilities, and any damage resulting from extreme weather may not be fully insured. As many of our recycling facilities are located near deep water ports, significantly rising sea levels may disrupt our ability to receive scrap metal, process the scrap metal through our mega-shredders and ship product to our customers. Periods of extended adverse weather conditions may inhibit the supply of scrap metal to MRB and SMB and end-of-life vehicles to APB which could cause us to fail to meet our sales commitments. In addition, sustained periods of increased temperature levels in the summer in areas where our APB operations are located could result in less customer traffic, thus resulting in reduced admissions and parts sales.
Employees
As of September 30, 2011, we had 4,090 full-time employees, consisting of 2,161 employees at MRB, 1,345 employees at APB,

11 / Schnitzer Steel Industries, Inc. Form 10-K 2011

416 employees at SMB and 168 corporate administrative employees. Of these employees, 869 were covered by collective bargaining agreements. The SMB contract with the United Steelworkers of America, which covers 302 of these employees, was ratified in June 2008 and will expire on March 31, 2012. We believe that in general our labor relations are good.
Available Information
Our internet address is www.schnitzersteel.com. The content of our website is not incorporated by reference into this Annual Report on Form 10-K. We make available on our website, free of charge, under the caption “Investors – SEC Filings” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after electronically filing with or furnishing such materials to the Securities and Exchange Commission (“SEC”) pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934.
From time to time, we may use our website as a channel of distribution of material company information. Financial and other material information regarding our Company is routinely posted on and accessible at http://www.schnitzersteel.com/investors.aspx. In addition, you may automatically receive e-mail alerts and other information about our Company by enrolling your e-mail address by visiting the “E-mail Alerts” section at http://www.schnitzersteel.com/investors.aspx.
ITEM 1A. RISK FACTORS
Described below are risks, which are categorized as “Risk Factors Relating to Our Business,” “Risk Factors Relating to the Regulatory Environment” and “Risk Factors Relating to Our Employees,” that could have a material adverse effect on our results of operations, financial condition and cash flows or could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report. See “Forward-Looking Statements” that precedes Part I of this report. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may in the future have a material adverse effect on our results of operations, financial condition and cash flows.
Risk Factors Relating to Our Business
Potential costs related to the environmental cleanup of Portland Harbor may be material to our financial position and liquidity
In December 2000, we were notified by the EPA under CERCLA that we are a potentially responsible party (“PRP”) that owns or operates or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (the “Site”). The precise nature and extent of any cleanup of the Site, the parties to be involved, the process to be followed for any cleanup and the allocation of the costs for any cleanup among responsible parties have not yet been determined. A group of PRPs is currently conducting a remedial investigation and feasibility study (“RI/FS”) to identify and characterize the contamination at the Site and develop alternative approaches to remediation of the contamination. A separate process to allocate the costs of the RI/FS and the ultimate remedy is also currently underway. The EPA has indicated that it expects to issue a record of decision that will discuss remedial alternatives for the Site sometime in 2013. Separately, the natural resource damages trustees for the Site are conducting a process to determine the amount of natural resource damages at the Site and identify the persons potentially liable for such damages. It is currently unclear to what extent we will be liable for environmental costs or damages associated with the Site or for natural resource damage claims or third party contribution or damage claims with respect to the Site; however, given the size of the Site, the costs to date of the RI/FS and the nature of the conditions identified to date, the total cost of the investigations, remediation and natural resource damages claims are likely to be substantial. Significant cash outflows in the future related to the Site could reduce the amount of our borrowing capacity that could otherwise be used for investment in capital expenditures and acquisitions. Any material liabilities incurred in the future related to the Site could result in our failure to maintain compliance with certain covenants in our debt agreements. Because there has not been a determination of the total investigation costs, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs, it is not currently possible to estimate the costs which we are likely to incur in connection with the Site, although such costs could be significant and material to our financial position, results of operations, cash flows and liquidity. See “Contingencies – Environmental” in Note 11 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
Changes in the availability or price of raw materials and end of life vehicles could reduce our sales
Our businesses require certain materials that are sourced from third party suppliers. Although our cross-divisional synergies allow us to be our own source for some raw materials, particularly with respect to scrap metal for SMB, we rely on other suppliers for most of our raw material needs. Industry supply conditions generally involve risks, including the possibility of shortages of raw materials, increases in raw material costs and reduced control over delivery schedules. We procure our scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to sell scrap metal to us. In periods of low scrap metal prices, suppliers may elect to hold scrap metal to wait for higher prices or intentionally slow their metal collection activities. If a substantial number of suppliers cease selling scrap metal to us, we will be unable to recycle metal at desired levels, and our results of operations and financial condition could be materially adversely affected. A slowdown

12 / Schnitzer Steel Industries, Inc. Form 10-K 2011

of industrial production in the U.S. may also reduce the supply of industrial grades of metal to the metals recycling industry, resulting in our having less recyclable metal available to process and market. In addition, increased foreign demand for scrap metal due to economic expansion in developing countries may result in increased competition for available domestic scrap metal. Failure to obtain a steady supply of scrap material could both adversely impact our ability to meet sales commitments and reduce our operating margins. Failure to obtain an adequate supply of end-of-life vehicles could adversely impact our ability to attract customers and charge admission fees and reduce our parts sales. Failure to obtain raw materials, such as alloys used in the steel-making process, could adversely impact our ability to make steel to the specifications of our customers.
Significant decreases in scrap metal prices may adversely impact our operating results
The timing and magnitude of the cycles in the industries in which we operate are difficult to predict and are influenced by different economic conditions in the domestic market, where we typically acquire our raw materials, and foreign markets, where we typically sell the majority of our products. Purchase prices for autobodies and scrap metal and selling prices for scrap metal are volatile and beyond our control. While we attempt to respond to changing scrap metal selling prices through adjustments to our metal purchase prices, our ability to do so is limited by competitive and other market factors. As a result, we may not be able to reduce our metal purchase prices to offset a sudden reduction in scrap metal sales prices, which may adversely impact our operating income and cash flows.
Acquisitions and integration of acquired businesses may result in operating difficulties and other unintended consequences
We have completed a number of recent acquisitions and expect to continue making acquisitions of complementary businesses to enable us to enhance our customer base and grow our revenues. Execution of our acquisition strategy involves a number of risks, including:

•	Difficulty integrating the acquired businesses’ personnel and operations;

•	Potential loss of key employees or customers of the acquired business;

•	Difficulties in realizing anticipated cost savings, efficiencies and synergies;

•	Inaccurate assessment of or undisclosed liabilities;

•	Inability to maintain uniform standards, controls and procedures; and

•	Managing the growth of a larger company.
If we do not successfully execute our acquisition strategy and the acquired businesses do not perform as projected, our financial condition and results of operations could be materially adversely affected.
Goodwill impairment charges may adversely affect our operating results
Goodwill is generated in connection with our acquisition strategy and represents the excess purchase price over the fair value of net assets acquired in business combinations. We test our goodwill balances for impairment on an annual basis and if events occur or circumstances change that indicate that the fair value of one or more of our reporting units may be below its carrying amount. In determining fair value, we use an income approach based on the present value of expected future cash flows utilizing a market-based weighted average cost of capital. Given that market prices of our reporting units are not readily available, we make various estimates and assumptions in determining the estimated fair values of the reporting units, including forecasts of future sales and operating costs, prices, capital expenditures, working capital requirements, discount rates, growth rates and general market conditions. Fair value determinations require considerable judgment and are sensitive to inherent uncertainties and changes in the factors described above. A sustained decline in the quoted market prices of our stock could denote a triggering event indicating that the fair value of goodwill may be impaired. As a result of our testing to evaluate the recoverability of goodwill, we may assess the need for an impairment charge, which could have an adverse effect on our results of operations.
Uncertain economic conditions may cause customers to be unable to fulfill their contractual obligations
We enter into export ferrous sales contracts preceded by negotiations that include fixing price, quantity, shipping terms and other contractual terms. Upon finalization of these terms and satisfactory completion of other contractual contingencies, the customer typically opens a letter of credit to satisfy its obligation under the contract prior to our shipment of the cargo. Although not considered normal course of business, during uncertain economic conditions, we are at risk on consummating the transaction until the customer successfully opens the letter of credit. Customers may not be able to fulfill their contractual obligations or open letters of credit in times of illiquid market conditions. As of August 31, 2011 and 2010, 44% and 43%, respectively, of our trade accounts receivable balance was covered by letters of credit.
Increases in the value of the U.S. dollar relative to other currencies may reduce the demand for our products
A significant portion of MRB’s revenues and operating income earned is generated from sales to foreign customers, which are denominated in U.S. dollars, including customers located in Asia, Africa and Europe. A strong U.S. dollar would make our products more expensive for non-U.S. customers, which could negatively impact export sales. A strong U.S. dollar would also make imported metal products less expensive, resulting in an increase in imports of steel products into the U.S. As a result, our finished steel

13 / Schnitzer Steel Industries, Inc. Form 10-K 2011

products, which are made in the U.S., may become more expensive for our U.S. customers relative to imported steel products.
We are exposed to translation and transaction risks associated with fluctuations in foreign currency exchange rates. Hedging instruments may not be effective in mitigating such risks and may expose us to losses or limit our potential gains.
Our operations in Canada expose us to translation and transaction risks associated with fluctuations in foreign currency exchange rates as compared to the U.S. dollar, our reporting currency. As a result, we are subject to foreign currency exchange risks due to exchange rate movements in connection with the translation of the operating costs and the assets and liabilities of our foreign operations into our functional currency for inclusion in our Consolidated Financial Statements.
We are also exposed to foreign currency exchange transaction risk. As part of our risk management program, we may use financial instruments, including foreign currency exchange forward contracts. While intended to reduce the effects of fluctuations in foreign currency exchange rates, these instruments may not be effective in reducing all risks related to such fluctuations and may limit our potential gains or expose us to losses. Although we do not enter into these instruments for trading purposes or speculation, and our management believes all such instruments are entered into as hedges of underlying physical transactions, these instruments are dependent on timely performance by our counterparties. Should our counterparties to such instruments or the sponsors of the exchanges through which these transactions are offered fail to honor their obligations due to financial distress or otherwise, we would be exposed to potential losses or the inability to recover anticipated gains from the transactions covered by these instruments.
Potential limitations on our ability to access capital resources may restrict our ability to operate
Our operations are capital intensive. For the five-year period ended August 31, 2011, our total capital expenditures, excluding acquisitions, were approximately $393 million. Our business also requires substantial expenditures for routine maintenance. While we expect that our cash requirements, including the funding of capital expenditures, debt service and any contingencies, will be financed by internally generated funds or from borrowings under our unsecured committed bank credit facility, there can be no assurance that this will be the case. Additional acquisitions could require financing from external sources.
Although we believe we have adequate access to contractually committed borrowings, we could be adversely affected if our banks refused to honor their contractual commitments or ceased lending. While we believe the lending institutions participating in our credit arrangements are financially capable, recent events in the global credit markets, including the failure, takeover or rescue by various government entities of major financial institutions, have created uncertainty of credit availability to an extent not experienced in recent decades. Failure to access our credit facilities could restrict our ability to fund operations, make capital expenditures or execute acquisitions.
The agreement governing our bank credit facility imposes certain restrictions on our business and contains financial covenants
Our unsecured committed bank credit agreement contains certain restrictions on our business, including our ability to create liens, enter into transactions with affiliates, acquire and dispose of businesses, guarantee debt, and consolidate or merge. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. Our bank credit agreement also requires that we maintain certain financial and other covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio.  Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Our failure to comply with any of these restrictions or financial covenants could result in an event of default under the bank credit agreement, and permit our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest, which we may not be able to do at terms acceptable to us, or at all.
Consolidation in the steel industry may reduce demand for our products
There has been a significant amount of consolidation in the steel industry in recent years that has included steel mills acquiring steel fabricators to ensure demand for their products. If any of our significant remaining customers were to be acquired by competing steel mills, this could reduce the demand for our products and force us to lower our prices, reducing our revenues, or to reduce production, which could increase our unit costs and have a material adverse effect on our financial condition and results of operations.
Increases in imports of foreign steel into the U.S. may reduce domestic demand for our products
Economic expansion in China and other foreign countries has affected the availability, and increased the price volatility, of recycled metal and steel products. Expansions and contractions in these economies can significantly affect the price of commodities used and sold by our business, as well as the price of finished steel products. Additionally, in a number of foreign countries, such as China, steel producers are generally government-owned and may therefore make production decisions based on political or other factors that do not reflect market conditions. Disruptions in foreign markets from excess steel production may encourage importers to target the U.S. with excess capacity at aggressive prices, and existing trade laws and regulations may be inadequate to prevent unfair trade practices, which could have a material adverse effect on our financial condition and results of operations. Although

14 / Schnitzer Steel Industries, Inc. Form 10-K 2011

trade regulations restrict the importation of certain products, if foreign steel production significantly exceeds consumption in those countries, imports of steel products into the U.S. could increase, resulting in lower volumes and selling prices for SMB’s steel products.
Failure to realize expected benefits from investments in processing and manufacturing technology may impact our operating results
We make significant investments in processing and manufacturing technology improvements aimed at increasing the efficiency and capabilities of our businesses and to maximize our economies of scale. Failure to realize the anticipated benefits and generate adequate returns on such capital improvement projects may have a material adverse effect on our results of operations and cash flows.
Reliance on third party shipping companies may restrict our ability to ship our products
MRB and SMB generally rely on third parties to handle and transport raw materials to their production facilities and finished products to end users. Despite our practice of utilizing a diversified group of suppliers, due to factors beyond our control, including changes in fuel prices, political events, governmental regulation of transportation, changes in market rates, carrier availability and disruptions in transportation infrastructure, third party shipping companies may be forced to increase their charges for transportation services or otherwise reduce the availability of their vehicles or ships, and thus we may not be able to transport our products in a timely and cost-effective manner, which could have a material adverse effect on our financial condition and results of operations and may harm our reputation.
Product liability claims may adversely impact our operating results
We could inadvertently acquire radioactive scrap metal that could potentially end up in mixed scrap metal shipped to consumers worldwide. Although we have invested in radiation detection equipment in the majority of our locations, including the facilities from which we ship directly to customers, failure to detect radioactive scrap metal remains a possibility. Even though we maintain insurance to address the risk of this failure in detection, there can be no assurance that the insurance coverage would be adequate or will continue to be available on acceptable terms. In addition, if we fail to meet contractual requirements for a product, we may be subject to product warranty costs and claims. These costs and claims could both have a material adverse effect on our financial condition and results of operations and harm our reputation.
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
We are also required to obtain environmental permits from governmental authorities for certain operations. Violation of or failure to obtain permits or comply with these laws or regulations could result in our business being fined or otherwise sanctioned by regulators or becoming subject to litigation by private parties. Our operations use, handle and generate hazardous substances. In addition, previous operations by others at facilities that we currently or formerly owned, operated or otherwise used may have caused contamination from hazardous substances. As a result, we are exposed to possible claims under environmental laws and regulations, especially for the remediation of waterways and soil or groundwater contamination. These laws can impose liability for the cleanup of hazardous substances even if the owner or operator was neither aware of nor responsible for the release of the hazardous substances. We have, in the past, been found not to be in compliance with certain of these laws and regulations, and have incurred liabilities, expenditures, fines and penalties associated with such violations. Although we believe that we are currently in material compliance with all applicable environmental laws and regulations, future environmental compliance costs may increase because of new laws and regulations and changing interpretations by regulatory authorities, uncertainty regarding adequate pollution control levels, the future costs of pollution control technology and issues related to global climate change. Environmental compliance costs and potential environmental liabilities could have a material adverse effect on our financial condition and results of operations.

15 / Schnitzer Steel Industries, Inc. Form 10-K 2011

Climate change may adversely impact our facilities and our ongoing operations
The potential physical impacts of climate change on our operations are highly uncertain and will be particular to the geographic circumstances. These may include rising sea levels at our deep water port facilities, changing storm patterns and intensities, and changing temperature levels. As many of our recycling facilities are located near deep water ports, rising sea levels may disrupt our ability to receive scrap metal, process the scrap metal through our mega-shredders and ship products to our customers. Periods of extended adverse weather conditions may inhibit the supply of scrap metal to MRB and SMB and end-of-life vehicles to APB which could cause us to fail to meet our sales commitments. In addition, sustained periods of increased temperature levels in the summer in areas where our APB operations are located could result in less customer traffic, thus resulting in reduced admissions and parts sales.
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
Compliance with existing and new greenhouse gas emission regulations may adversely impact our operating results
Increased regulation regarding climate change and GHG emissions could impose significant costs on our business and our customers and suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs in order to comply with regulations concerning and limitations imposed on climate change and GHG emissions. The potential costs of allowances, offsets or credits that may be part of “cap and trade” programs or similar future regulatory measures are still uncertain. Any adopted future climate change and GHG regulations could negatively impact our ability (and that of our customers and suppliers) to compete with companies situated in areas not subject to such limitations. Until the timing, scope and extent of any future regulation becomes known, we cannot predict the effect on our financial condition, operating performance or ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies in the metal recycling and steel manufacturing industries could harm our reputation and reduce customer demand for our products. See “Business - Environmental Matters” in Part I, Item 1 of this report for further detail.
Risk Factors Relating to Our Employees
Reliance on employees subject to collective bargaining may restrict our ability to operate
Approximately 21% of our full-time employees are represented by unions under collective bargaining agreements, including substantially all of the manufacturing employees at our SMB steel manufacturing facility. As these agreements expire, we may not be able to negotiate extensions or replacements of such agreements on acceptable terms. Any failure to reach an agreement with one or more of our unions may result in strikes, lockouts or other labor actions, including work slowdowns or stoppages, which could have a material adverse effect on our results of operations.
The underfunded status of our multiemployer pension plans may cause us to increase our contributions to the plans
As discussed in Note 15 – Employee Benefits in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report, we have been notified that the multiemployer plan benefiting union employees of SMB has an accumulated funding deficiency (i.e., a failure to satisfy the minimum funding requirements) and is in a certified Red Zone Status as defined by the Pension Protection Act of 2006 as of August 31, 2011. Because the plan is in Red Zone Status, it is required to adopt a rehabilitation plan, which may involve contribution increases, benefit reductions or a combination of the two. At this time, we are not required to make surcharge payments as we are already signatory to an agreement that requires annual six percent contribution increases. Because we have no current intention of withdrawing from the plan, we have not recognized a withdrawal liability in our consolidated financial statements. However, if such a liability were triggered, it could have a material adverse effect on our results of operations and cash flows. Our contributions to this plan could also increase as a result of a diminished contribution base due to the insolvency or withdrawal of other employers who currently contribute to the plan, the inability or failure of withdrawing employers to pay their withdrawal liability or other funding deficiencies, as we would need to fund the retirement obligations of these employers.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

16 / Schnitzer Steel Industries, Inc. Form 10-K 2011

ITEM 2. PROPERTIES
Our facilities and administrative offices by type, including their total acreage, were as follows as of August 31, 2011:

Division	No. of Facilities	Acreage
		Leased	Owned	Total
Corporate offices – Domestic	2	1	—	1
Metal Recycling Business:
Domestic:
Collection and processing	42	36	712	748
Collection	6	3	21	24
Inactive	5	8	11	19
Foreign:(2)
Collection and processing	5	40	4	44
Collection	3	22	2	24
Inactive	2	10	—	10
Other	1	12	—	12
Auto Parts Business:
Domestic:(1)
Administrative offices and other	3	5	—	5
Stores	47	612	107	719
Inactive	1	—	1	1
Foreign stores(2)	3	46	—	46
Steel Manufacturing Business:
Domestic:
Steel mill and administrative offices	2	—	85	85
Inactive	1	—	51	51
Total company:
Domestic	109	665	988	1,653
Foreign(2)	14	130	6	136
Total(3)	123	795	994	1,789
_____________________________

(1)	We jointly own 36 acres in California at three of our sites with minority interest partners.

(2)	All foreign facilities are located in Canada.

(3)	For long-lived assets by geography, see Note 20 – Segments in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

We consider all properties, both owned and leased, to be well-maintained, in good operating condition and suitable and adequate to carry on our business.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we are involved in various litigation matters that arise in the ordinary course of business involving normal and routine claims, including environmental compliance matters. Except in connection with our status as a potentially responsible party with respect to the Portland Harbor Superfund Site, which is described in Note 11 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report and is incorporated into this item, management currently believes that the ultimate outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.

ITEM 4. [REMOVED AND RESERVED]

EXECUTIVE OFFICERS OF THE REGISTRANT
Information about our executive officers is incorporated by reference from Part III, Item 10 of this annual report.

17 / Schnitzer Steel Industries, Inc. Form 10-K 2011

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol SCHN. There were 203 holders of record of Class A common stock on October 12, 2011. Our Class A common stock has been trading since November 16, 1993. The following table sets forth the high and low trading stock prices reported on NASDAQ and the dividends paid per share for the periods indicated.

	Fiscal 2011
	High Price	Low Price	Dividends Per Share
First Quarter	$58.00	$45.21	$0.017
Second Quarter	$69.43	$58.00	$0.017
Third Quarter	$67.14	$54.32	$0.017
Fourth Quarter	$59.41	$38.49	$0.017
	Fiscal 2010
	High Price	Low Price	Dividends Per Share
First Quarter	$59.00	$41.59	$0.017
Second Quarter	$56.95	$40.03	$0.017
Third Quarter	$60.12	$43.46	$0.017
Fourth Quarter	$49.53	$37.00	$0.017

Our Class B common stock is not publicly traded. There were 44 holders of record of Class B common stock on October 12, 2011.
Issuer Purchases of Equity Securities
Pursuant to a share repurchase program as amended in 2001 and 2006, we were authorized to repurchase up to 6 million shares of our Class A common stock when management deems such repurchases to be appropriate. In November 2008, our Board of Directors approved an increase in the shares authorized for repurchase by 3 million, to 9 million. Prior to fiscal 2011, we had repurchased approximately 5.5 million shares of our Class A common stock under the program. In fiscal 2011, we repurchased a total of 254,332 shares of our Class A common stock under this program, leaving approximately 3.2 million shares available for repurchase under existing authorizations.
The share repurchase program does not require us to acquire any specific number of shares, and we may suspend, extend or terminate the program at any time without prior notice and the program may be executed through open-market purchases, privately negotiated transactions or utilizing Rule 10(b)5-1 programs. We evaluate long- and short-range forecasts as well as anticipated sources and uses of cash before determining the course of action that would best enhance shareholder value.
During the fourth quarter of fiscal 2011, we repurchased 254,332 shares of our Class A common stock in open-market transactions at a cost of $10 million. The table below presents a summary of our share repurchases during the quarter ended August 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
June 1, 2011 – June 30, 2011	—	—	—	3,451,296
July 1, 2011 – July 31, 2011	—	—	—	3,451,296
August 1, 2011 – August 31, 2011	254,332	$40.51	254,332	3,196,964
Total Fourth Quarter	254,332		254,332

18 / Schnitzer Steel Industries, Inc. Form 10-K 2011

Performance Graph
The following graph and related information compares cumulative total shareholder return on our Class A common stock for the five-year period from September 1, 2006 through August 31, 2011 with the cumulative total return for the same period of (i) the S&P 500 Index, (ii) the S&P Steel Index and (iii) the NASDAQ Composite Index. These comparisons assume an investment of $100 at the commencement of the period and that all dividends are reinvested. The stock performance outlined in the performance graph below is not necessarily indicative of our future performance, and we do not endorse any predictions as to future stock performance.

	Year ended August 31,
	2006	2007	2008	2009	2010	2011
Schnitzer Steel Industries(1)	$100	$184	$216	$171	$140	$144
S&P 500	100	115	102	84	88	104
S&P Steel Index	100	138	139	83	85	90
NASDAQ	100	120	110	94	100	123
_____________________________

(1)	Because we operate in three distinct but related businesses, we have no direct market peer issuers.

19 / Schnitzer Steel Industries, Inc. Form 10-K 2011

ITEM 6. SELECTED FINANCIAL DATA

	Year ended August 31,
	2011	2010	2009	2008	2007
STATEMENT OF OPERATIONS DATA:
(in thousands, except per share and dividend data)
Revenues	$3,459,194	$2,301,240	$1,787,230	$3,516,950	$2,462,077
Operating income (loss)	$185,964	$125,897	$(51,124)	$403,235	$211,959
Income (loss) from continuing operations	$123,637	$84,508	$(27,149)	$254,653	$133,974
Income (loss) from discontinued operations, net of tax(1)	$(101)	$(13,832)	$(4,214)	$(613)	$1,015
Net income (loss) attributable to SSI	$118,355	$66,750	$(32,229)	$248,683	$131,334
Income (loss) per share from continuing operations attributable to SSI (diluted)	$4.24	$2.86	$(0.99)	$8.63	$4.29
Net income (loss) per share attributable to SSI (diluted)	$4.23	$2.37	$(1.14)	$8.61	$4.32
Dividends declared per common share	$0.068	$0.068	$0.068	$0.068	$0.068
OTHER DATA:
Shipments (in thousands)(2):
Recycled ferrous metal (tons)(3)	5,329	4,231	4,189	4,753	4,292
Recycled nonferrous metal (pounds)	568,560	478,486	397,056	439,470	383,086
Finished steel products (tons)	439	444	381	776	710
Average net selling price(2)(4):
Recycled ferrous metal (per ton)	$416	$328	$264	$436	$267
Recycled nonferrous metal (per pound)	$1.06	$0.83	$0.61	$1.03	$1.02
Finished steel products (per ton)	$697	$587	$617	$728	$575
Number of auto parts stores(1)	50	45	39	38	35
Cars purchased (in thousands)	353	329	258	311	265

	August 31,
	2011	2010	2009	2008	2007
BALANCE SHEET DATA (in thousands):
Total assets	$1,890,169	$1,343,418	$1,268,233	$1,554,853	$1,151,414
Long-term debt and capital lease obligations, net of current maturities	$403,287	$99,240	$110,414	$158,933	$124,079
Redeemable noncontrolling interests	$19,053	—	—	—	—
_____________________________

(1)
In fiscal 2010, the Company sold its full-service used auto parts operation, which had been operated as part of the Auto Parts Business reporting segment. The Company concluded that the divestiture met the definition of a discontinued operation. Accordingly, the results of this discontinued operation have been removed from other data for all periods presented.

(2)	Tons for recycled ferrous metal are long tons (2,240 pounds) and for finished steel products are short tons (2,000 pounds).

(3)
In fiscal 2008 and 2007, the Schnitzer Global Exchange trading business accounted for shipments of recycled ferrous metal of 444 thousand tons and 1,212 thousand tons, respectively, which are not included in the processed ferrous metal amounts presented.

(4)
In accordance with generally accepted accounting principles, the Company reports revenues that include amounts billed for freight to customers, however, average net selling prices are shown net of amounts billed for freight.

20 / Schnitzer Steel Industries, Inc. Form 10-K 2011

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section includes a discussion of our operations for the three years ended August 31, 2011, 2010 and 2009. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Part II, Item 8 of this report and the Selected Financial Data contained in Part II, Item 6 of this report.

Business
We are one of the nation’s largest recyclers of ferrous and nonferrous scrap metal, a leading recycler of used and salvaged vehicles and a manufacturer of finished steel products.
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
MRB buys, collects, processes, recycles, sells and brokers ferrous scrap metal (containing iron) to foreign and domestic steel producers, including SMB, and nonferrous scrap metal (not containing iron) to both foreign and domestic markets. MRB processes mixed and large pieces of scrap metal into smaller pieces by crushing, sorting, shearing, shredding and torching, resulting in scrap metal pieces of a size, density and purity required by customers to meet their production needs.
APB procures used and salvaged vehicles and sells serviceable used auto parts from these vehicles through its self-service auto parts stores. The remaining portions of the vehicles, primarily autobodies, core parts and nonferrous materials, are sold to metal recyclers, including MRB where geographically feasible.
SMB operates a steel mini-mill that produces a wide range of finished steel products. MRB is the sole supplier for SMB’s scrap metal requirements, which SMB purchases at rates that approximate export market prices for shipments from the West Coast of the U.S. SMB uses its mini-mill near Portland, Oregon to melt recycled metal and other raw materials to produce finished steel products. SMB also maintains a mill depot in Southern California.
Our results of operations depend in large part on the demand and prices for recycled metal in foreign and domestic markets. Our deep water port facilities on both the East and West coasts of the U.S. (in Everett, Massachusetts; Oakland, California; Portland, Oregon; Tacoma, Washington; and Providence, Rhode Island) and access to public deep water port facilities (in Kapolei, Hawaii and Salinas, Puerto Rico) allow us to efficiently meet the global demand for ferrous scrap metal by shipping bulk cargoes to steel manufacturers located in Europe, Asia, Central America and Africa. Our exports of nonferrous processed scrap metal are shipped in containers through various public docks to specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, brass and bronze ingot manufacturers and wire and cable producers globally. We also transport both ferrous and nonferrous metals by truck and rail to meet regional domestic demand. In particular, our processing facilities in the Southeastern U.S. also provide efficient access to the automobile and steel manufacturing industries in that region.
Key economic factors and trends affecting the industries in which we operate
Our financial results largely depend on supply of raw materials in the U.S. and demand for recycled metal in foreign and domestic markets and for finished steel products in the Western U.S. Fluctuating or volatile supply and demand conditions affect market prices for and volumes of recycled ferrous and nonferrous metal in global markets and for steel products in the Western U.S. and can have a significant impact on the results of operations for all three reporting segments.
In fiscal 2011, the U.S. economy began to show some signs of a gradual recovery as evidenced by increased U.S. steel mill utilization over the prior year and slightly improved availability of raw materials. Continued growth and positive economic conditions in overseas markets, particularly in Asia, led to a continuing strong demand for exports of ferrous and nonferrous recycled materials.

21 / Schnitzer Steel Industries, Inc. Form 10-K 2011

Strategic factors
As we continue to closely monitor the economic situation, we remain focused on the following core strategies to meet our business objectives:

•	Use of our seven deep water ports to access customers directly around the world and to meet demand wherever it is greatest;

•	Growth through acquisitions in existing and new geographic regions that generate attractive returns;

•	Continued investment in and benefit from technologies and process improvements which increase the separation and recovery of recycled materials from our shredding process; and

•	Continued improvement in our productivity, focus on increasing efficiency and optimization of the spreads between our selling prices and the cost of acquiring materials.
In addition, we highly value the strategic synergies within our integrated operations. APB is a key supplier to MRB, and we opportunistically look to enhance the geographic proximity of the two businesses. In fiscal 2011, we acquired substantially all of the assets of two metals recycling businesses in Canada, with a total of nine metal collection and processing facilities, which marked MRB’s first expansion into Canada. APB has three facilities in Western Canada that will be able to supply these new MRB facilities in addition to shipping to our Tacoma, WA facility. We also acquired substantially all of the assets of a used auto parts business with three stores in Seattle, WA, expanding APB’s presence in the Northwestern U.S. MRB has a significant presence in Tacoma, WA, which will benefit from the synergies of this enhanced access to supply.
Executive Overview of Financial Results
In fiscal 2011, our operating results benefited from continuing strong demand from export markets as well as recovering domestic demand for scrap and recycled metal products and incremental revenues from acquisitions. The increased demand led to higher average net selling prices and increased availability of raw materials, which resulted in revenues growing by $1.2 billion to $3.5 billion and net income attributable to SSI of $118 million compared to $67 million in fiscal 2010. Diluted net income attributable to SSI was $4.23 per share for fiscal 2011 compared to $2.37 per share in fiscal 2010.
During fiscal 2011, we continued to expand our presence in regions in which we operate and in new locations through the acquisition of ten businesses. The aggregate purchase price paid for acquisitions during fiscal 2011 was $314 million, compared to $41 million during fiscal 2010.
The following items summarize our consolidated financial performance for fiscal 2011:

•	Revenues of $3.5 billion, compared to $2.3 billion in the prior year;

•	Operating income of $186 million, compared to $126 million in the prior year;

•	Income from continuing operations attributable to SSI of $118 million, or $4.24 per share (diluted), compared to $81 million, or $2.86 per share (diluted), in the prior year; and

•	Net income attributable to SSI of $118 million, or $4.23 per share (diluted), compared to $67 million, or $2.37 per share (diluted), in the prior year.

22 / Schnitzer Steel Industries, Inc. Form 10-K 2011

The following items summarize our consolidated cash flow and balance sheet information for fiscal 2011:

•	Net cash provided by operating activities of $140 million, compared to $89 million in the prior year; and

•
Debt, net of cash, of $354 million, compared to $70 million as of the prior year-end (see the reconciliation of Debt, net of cash in Non-GAAP Financial Measures at the end of Item 7), primarily as a result of acquisitions.

In fiscal 2011, our MRB segment generated revenues of $3.1 billion, a $1.1 billion increase from fiscal 2010, which included an $867 million, or 56%, increase in ferrous revenues and a $207 million, or 50%, increase in nonferrous revenues due to increased demand from both export and domestic markets, which, together with increased availability of raw materials, contributed to higher average net selling prices and sales volumes. The increase in ferrous revenues was driven by a 27% increase in average net selling price and a 26% increase in long tons sold. The increase in nonferrous revenues was driven by a 28% increase in the average net selling price and a 19% increase in pounds sold. MRB had operating income of $165 million compared to $118 million in fiscal 2010.
In fiscal 2011, our APB segment generated revenues of $320 million, a $79 million increase from fiscal 2010. The increase over fiscal 2010 was primarily driven by a $41 million increase in scrap vehicle revenue and a $28 million increase in core revenue mainly due to higher selling prices and sales volumes, and a $5 million increase in parts revenues. APB had operating income of $64 million compared to $51 million in fiscal 2010.
In fiscal 2011, our SMB segment generated revenues of $317 million, a $32 million increase from fiscal 2010. The increase over fiscal 2010 reflected an increase in the average net selling price of finished steel products of $110 per ton, or 19%, to $697 per ton. This was partly offset by a decrease in sales volumes for finished steel products of 5 thousand tons, or (1)%, to 439 thousand tons in fiscal 2011. The increases in average net selling price reflected improved, but still weak, demand for finished steel products in western North America. SMB had operating income of $3 million compared to an operating loss of $(6) million in fiscal 2010.

23 / Schnitzer Steel Industries, Inc. Form 10-K 2011

Results of Operations

	For the year ended August 31,
				% Increase/(Decrease)
($ in thousands)	2011	2010	2009	2011 vs 2010	2010 vs 2009
Revenues:
Metals Recycling Business	$3,070,004	$1,979,770	$1,507,655	55%	31%
Auto Parts Business	319,833	241,233	153,207	33%	57%
Steel Manufacturing Business	317,483	285,085	263,269	11%	8%
Intercompany revenue eliminations(1)	(248,126)	(204,848)	(136,901)	21%	50%
Total revenues	3,459,194	2,301,240	1,787,230	50%	29%
Cost of goods sold:
Metals Recycling Business	2,810,128	1,791,221	1,419,237	57%	26%
Auto Parts Business	203,094	147,511	112,887	38%	31%
Steel Manufacturing Business	308,319	284,258	299,311	8%	(5)%
Intercompany cost of goods sold eliminations(1)	(249,376)	(203,226)	(149,493)	23%	36%
Total cost of goods sold	3,072,165	2,019,764	1,681,942	52%	20%
Selling, general and administrative expense:
Metals Recycling Business	99,447	73,467	82,381	35%	(11)%
Auto Parts Business	52,582	42,426	36,719	24%	16%
Steel Manufacturing Business	6,602	6,689	5,958	(1)%	12%
Corporate(2)	46,394	36,223	38,352	28%	(6)%
Total SG&A expense	205,025	158,805	163,410	29%	(3)%
Environmental matters:
Metals Recycling Business	532	(291)	(5,846)	NM	(95)%
Auto Parts Business	130	200	37	(35)%	441%
Total environmental matters	662	(91)	(5,809)	NM	(98)%
Income from joint ventures:
Metals Recycling Business	(4,749)	(3,076)	(669)	54%	360%
Change in intercompany profit elimination(3)	127	(59)	(520)	NM	(89)%
Total income from joint ventures	(4,622)	(3,135)	(1,189)	47%	164%
Operating income (loss):
Metals Recycling Business	164,646	118,449	12,552	39%	844%
Auto Parts Business	64,027	51,096	3,564	25%	1,334%
Steel Manufacturing Business	2,562	(5,862)	(42,000)	NM	(86)%
Segment operating income (loss)	231,235	163,683	(25,884)	41%	NM
Corporate expense	(46,394)	(36,223)	(38,352)	28%	(6)%
Change in intercompany profit elimination(4)	1,123	(1,563)	13,112	NM	NM
Total operating income (loss)	$185,964	$125,897	$(51,124)	48%	NM
_____________________________
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

(4)	Intercompany profits are not recognized until the finished products are sold to third parties; therefore, intercompany profit is eliminated while the products remain in inventory.

24 / Schnitzer Steel Industries, Inc. Form 10-K 2011

Revenues
Fiscal 2011 compared with fiscal 2010
Revenues for fiscal 2011 increased for all reporting segments primarily due to higher average net selling prices and higher sales volumes resulting from stronger worldwide demand from export markets as well as recovering domestic demand for scrap and recycled metal, increased availability of raw materials, including improved recovery through enhanced processing technologies. Incremental revenues from third party sales generated by fiscal 2011 acquisitions were $93 million.
Fiscal 2010 compared with fiscal 2009
Revenues in fiscal 2010 increased for all reporting segments primarily due to continuing strong worldwide demand for scrap and recycled metal, which led to higher average net selling prices and sales volumes, and to a lesser extent increased Western U.S. demand for finished steel products.
Operating Income (Loss)
Fiscal 2011 compared with fiscal 2010
The increase in operating income was primarily due to higher average net selling prices and higher sales volumes as a result of continuing strong export market conditions, increased availability of raw materials, increased yield from higher production and enhanced shredding and sorting technologies, and incremental operating income from acquisitions.
Operating income reflected an increase of $46 million in consolidated selling, general and administrative (“SG&A”) expense for fiscal 2011, primarily due to an $18 million increase in compensation expenses mainly related to increased headcount from recent acquisitions and a $12 million increase in professional and other third party services, including transaction costs associated with acquisitions completed in fiscal 2011. In fiscal 2011, SG&A expense was reduced by $6 million for favorable customer contract settlements, compared to a reduction of $3 million in fiscal 2010. In addition, SG&A expense was lower in fiscal 2010 as it included $9 million in benefits from favorable legal settlements and environmental cost reimbursements.
Fiscal 2010 compared with fiscal 2009
As a percentage of revenues, operating income increased by 8.3 percentage points for fiscal 2010 compared to fiscal 2009. This improvement in operating income was primarily due to higher average net selling prices, which increased more than the average cost of raw materials, and increased availability of raw materials, which improved operating margins. The improvement in consolidated operating income also benefited from a decrease in consolidated SG&A expense of $5 million to $159 million for fiscal 2010. The decrease included $9 million in higher bad debt expense recognized in the prior year, $6 million in fiscal 2010 benefits recognized from favorable customer contract and legal settlements, $6 million in environmental and legal cost reimbursements, including $3 million in the fourth quarter of fiscal 2010, and $6 million in reduced professional service fees. These decreases were partially offset by an $18 million increase in incentive compensation due to improvements in financial performance and the reinstatement of employer contributions to our defined contribution plans effective April 2010, and by $2 million of increased expense related to the amortization of intangibles.
Interest Expense
Interest expense was $8 million, $2 million and $3 million for fiscal 2011, 2010 and 2009, respectively. The increase from fiscal 2010 to fiscal 2011 is the result of higher outstanding debt and higher average interest rates under our amended bank credit facility. For more information about our outstanding debt balances, see Note 10 – Long-Term Debt and Capital Lease Obligations in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
Other Income, Net, Excluding Interest Expense
Other income, net, excluding interest expense was $3 million, $2 million and $7 million for fiscal 2011, 2010 and 2009, respectively. Other income decreased in fiscal 2010 compared to the prior year because fiscal 2009 included a pre-tax gain from a settlement agreement relating to the dissolution of one of our joint ventures in September 2005.
Income Tax Expense (Benefit)
Income tax expense (benefit) was $57 million, $41 million and $(20) million for fiscal 2011, 2010 and 2009, respectively.
Fiscal 2011 compared with fiscal 2010
Our effective tax rate for fiscal 2011 was 31.6% compared to 32.6% for fiscal 2010. The effective tax rate differed from the U.S. federal statutory rate of 35%, primarily due to the lower tax rate for foreign income and domestic production activities deductions. The fiscal 2011 effective tax rate also benefited from certain adjustments recorded in the period, including a recognition of research and development credits and a reduction in a reserve for unrecognized state income tax benefits. In addition, during the fourth

25 / Schnitzer Steel Industries, Inc. Form 10-K 2011

quarter of fiscal 2011, we recorded an adjustment to correct an error that originated in a prior period pertaining to deferred tax liabilities related to our investment in a subsidiary. The correction of this error resulted in a reduction of income tax expense and an increase to net income of $3 million for the year ended August 31, 2011. See Note 17 - Income Taxes in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of the correction.
Fiscal 2010 compared with fiscal 2009
Our effective tax rate for fiscal 2010 was 32.6% (provision on income) compared to (42.3)% (benefit on a loss) for fiscal 2009. The level of the decrease in the effective rate primarily reflects the impact of tax credits on lower taxable income (loss) in fiscal 2009 compared with fiscal 2010, a lower state tax rate in fiscal 2010 resulting from the reduction in the reserve for unrecognized tax benefits and a more favorable manufacturing deduction in fiscal 2010 which included the restoration of a previously disallowed deduction due to a newly enacted law. Fiscal 2009 also included a reduction in the reserve for unrecognized tax benefits, which increased the effective rate benefit on the loss.

26 / Schnitzer Steel Industries, Inc. Form 10-K 2011

Financial results by reporting segment
We operate our business across three reporting segments: MRB, APB and SMB. Additional financial information relating to these reporting segments is contained in Note 20 – Segment Information in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
Metals Recycling Business

	For the Year Ended August 31,
				% Increase/(Decrease)
($ in thousands, except for prices)	2011	2010	2009	2011 vs 2010	2010 vs 2009
Ferrous revenues	$2,425,488	$1,558,664	$1,249,308	56%	25%
Nonferrous revenues	619,640	412,927	251,508	50%	64%
Other	24,876	8,179	6,839	204%	20%
Total segment revenues	3,070,004	1,979,770	1,507,655	55%	31%
Cost of goods sold	2,810,128	1,791,221	1,419,237	57%	26%
Selling, general and administrative expense	99,447	73,467	82,381	35%	(11)%
Environmental matters	532	(291)	(5,846)	NM	(95)%
(Income) from joint ventures	(4,749)	(3,076)	(669)	54%	360%
Segment operating income	$164,646	$118,449	$12,552	39%	844%
Average ferrous recycled metal sales prices ($/LT):(1)
Steel Manufacturing Business(2)	$412	$339	$328	22%	3%
Other domestic	$389	$311	$232	25%	34%
Foreign	$421	$330	$262	28%	26%
Average	$416	$328	$264	27%	24%
Ferrous sales volume (LT, in thousands):
Steel Manufacturing Business	404	458	335	(12)%	37%
Other domestic	689	651	418	6%	56%
Total domestic	1,093	1,109	753	(1)%	47%
Foreign	4,236	3,122	3,436	36%	(9)%
Total ferrous sales volume (LT, in thousands)	5,329	4,231	4,189	26%	1%
Average nonferrous sales price ($/pound)(1)	$1.06	$0.83	$0.61	28%	36%
Nonferrous sales volumes (pounds, in thousands)	568,560	478,486	397,056	19%	21%
Outbound freight included in cost of goods sold (in thousands)	$225,747	$187,454	$150,775	20%	24%
_____________________________
LT = Long Ton, which is 2,240 pounds
NM = Not Meaningful

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

(2)
The fiscal 2009 average ferrous recycled metal sales price to SMB was significantly higher than the average foreign sales price because when compared to foreign customers, sales to SMB were greater in volume during the first quarter of the fiscal year, when sales prices were higher, than in the latter three quarters.

Fiscal 2011 compared with fiscal 2010
Revenues
The increase in revenues was primarily attributable to higher average net selling prices and higher sales volumes caused by increased demand, availability of raw materials and incremental volume from acquisitions.
The increase in ferrous revenues was primarily driven by higher average net selling prices and higher sales volumes. The average net ferrous selling price increased $88 per long ton during fiscal 2011 primarily due to stronger demand from export markets as

27 / Schnitzer Steel Industries, Inc. Form 10-K 2011

well as gradually recovering domestic demand which drove increases in foreign and domestic selling prices. Ferrous sales volumes increased by 1.1 million long tons driven by increased availability of raw materials, our focus on maximizing throughput, which is being accomplished through increased purchases of raw materials, increased production as a result of our investments in technology and continuous improvement programs, and incremental volume from acquisitions.
The increase in nonferrous revenues was driven by increases in both the average nonferrous net selling price and sales volumes. The average net selling price increased $0.23 per pound during fiscal 2011 primarily due to stronger demand and higher commodity prices. In addition, nonferrous volumes sold increased 90 million pounds for fiscal 2011, reflecting stronger global market conditions, improved recovery of nonferrous materials processed through our enhanced shredding and sorting technologies, more nonferrous collection activity and incremental volume from acquisitions.
Segment Operating Income
The increase in operating income in fiscal 2011 was primarily due to higher average net selling prices and higher sales volumes for both ferrous and nonferrous scrap metal as a result of continuing strong export market conditions, increased availability of raw materials, increased yield from higher production and enhanced shredding and sorting technologies, and incremental operating income from acquisitions. While we were able to increase the spread between selling prices and purchase prices, operating income as a percentage of revenues decreased from 6.0% in fiscal 2010 to 5.4% in fiscal 2011, primarily due to the escalation in selling prices.
Included in fiscal 2011 operating income for MRB was an increase in SG&A expense of $26 million compared to the prior year primarily due to a $10 million increase in compensation expense as a result of increased headcount from new acquisitions and a $6 million increase in expenses for professional and other third party services primarily related to transaction costs associated with acquisitions. In fiscal 2011, SG&A expense was reduced by $6 million for favorable customer contract settlements, which represented a $3 million increase over the prior year. In addition, SG&A expense was lower in fiscal 2010 as it included $3 million in benefits from environmental expense reimbursements.
Fiscal 2010 compared with fiscal 2009
Revenues
The increase in revenues was primarily attributable to higher ferrous average net selling prices and higher nonferrous sales volumes, caused by increased demand for and availability of scrap metal.
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
Segment Operating Income
The increase in operating income reflected the impact of improved worldwide demand for scrap and recycled metal, which led to higher average net selling prices that increased more than the average cost of raw materials, increased availability of raw materials and continued benefits from improved production operating efficiencies. In addition, income from joint ventures increased by $2 million over the prior year primarily due to the stronger demand for scrap metal.
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

28 / Schnitzer Steel Industries, Inc. Form 10-K 2011

Auto Parts Business

	For the Year Ended August 31,
				% Increase/(Decrease)
($ in thousands)	2011	2010	2009	2011 vs 2010	2010 vs 2009
Revenues	$319,833	$241,233	$153,207	33%	57%
Cost of goods sold	203,094	147,511	112,887	38%	31%
Selling, general and administrative expense	52,582	42,426	36,719	24%	16%
Environmental matters	130	200	37	(35)%	441%
Segment operating income	$64,027	$51,096	$3,564	25%	1,334%
Number of stores at period end	50	45	39	11%	15%
Cars purchased (in thousands)	353	329	258	7%	28%
Fiscal 2011 compared with fiscal 2010
Revenues
The increase in revenues included a $41 million increase in scrap vehicle revenue, a $28 million increase in core revenue and a $5 million increase in parts revenue compared to fiscal 2010. The increase in revenues was driven by higher commodity prices, increased car volumes, further enhancement of production operating efficiencies, and an increase in the number of self-service store locations. In fiscal 2011, APB did not benefit from the Cash-For-Clunkers government stimulus program that increased sales volumes in the prior year.
Segment Operating Income
The increase in operating income for fiscal 2011 reflected the impact of higher prices, increased volumes of scrap and core sales, and improved production operating efficiencies. The decrease in operating income as a percentage of revenues from 21.2% in fiscal 2010 to 20.0% in fiscal 2011 reflected an increase in car purchasing costs which outpaced the increase in selling prices and an increase in SG&A expense of $10 million for fiscal 2011, primarily due to a $4 million increase in compensation expense as a result of additional headcount from acquisitions.
Fiscal 2010 compared with fiscal 2009
Revenues
The increase in revenues included a $37 million increase in scrap vehicle revenue, a $32 million increase in core revenue and a $15 million increase in parts revenue compared to fiscal 2009. These increases in revenues were driven by an increase from 39 to 45 self-service store locations, improved production operating efficiencies, improvements in commodity prices, increased sales of used auto parts attributable to benefits recognized from purchasing higher quality vehicles and increased volumes of purchases of scrapped vehicles including additional vehicles purchased pursuant to the Cash-For-Clunkers government stimulus program.
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
APB’s results of operations do not include operating results from discontinued operations. See Note 7 – Discontinued Operations in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

29 / Schnitzer Steel Industries, Inc. Form 10-K 2011

Steel Manufacturing Business

	For the Year Ended August 31,
				% Increase/(Decrease)
($ in thousands, except price)	2011	2010	2009	2011 vs 2010	2010 vs 2009
Revenues(1)	$317,483	$285,085	$263,269	11%	8%
Cost of goods sold	308,319	284,258	299,311	8%	(5)%
Selling, general and administrative expense	6,602	6,689	5,958	(1)%	12%
Segment operating income (loss)	$2,562	$(5,862)	$(42,000)	NM	(86)%
Finished goods average sales price ($/ton)(2)	$697	$587	$617	19%	(5)%
Finished steel products sold (tons, in thousands)	439	444	381	(1)%	17%
Rolling mill utilization	56%	58%	46%	(3)%	26%
_____________________________
NM = Not Meaningful

(1)	Revenues include sales of semi-finished goods (billets) and finished steel products.

(2)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.
Fiscal 2011 compared with fiscal 2010
Revenues
SMB revenues increased primarily as a result of increased average selling prices for finished steel products, reflecting our ability to pass through higher purchase prices for scrap and other raw materials to end customers. The increase in average selling prices for finished steel products was driven by increased scrap metal purchase prices in global markets as a result of improved worldwide demand and was partially offset by a decrease in the volume of finished steel products sold for fiscal 2011 due to continuing weak demand in our West Coast markets as a result of slow economic growth that hampers construction spending recovery.
Segment Operating Income (Loss)
The increase in operating income reflected the impact of increased average selling prices, which outpaced the increase in scrap and other raw material purchase costs. SMB acquired its scrap metal requirements from MRB at rates that approximated export market prices for shipments from the West Coast of the U.S.
Fiscal 2010 compared with fiscal 2009
Revenues
SMB revenues increased as a result of higher sales volumes. Finished goods sales volumes increased 63 thousand tons, or 17%, to 444 thousand tons in fiscal 2010. The increase in volume was partially offset by a $30 per ton, or (5)%, decrease in the finished goods average sales price to $587 per ton for fiscal 2010. The increase in sales volumes and the decrease in averages sales prices reflected global market conditions as well as improved, but still weak, Western U.S. demand for finished steel products.
Segment Operating Loss
As a percentage of revenues, operating loss decreased by 13.9 percentage points in fiscal 2010. This improvement reflects the impact of increased sales volumes in the current year. Included in operating loss were increases in SG&A expense of $1 million for fiscal 2010, resulting from an increase in incentive compensation, including share-based compensation, due to improvements in operating results over the prior year. SMB acquired substantially all of its scrap metal requirements from MRB at rates that approximated export market prices for shipments from the West Coast of the U.S.
Liquidity and Capital Resources
We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.
Sources and Uses of Cash
We had cash balances of $49 million and $30 million as of August 31, 2011 and 2010, respectively. Cash balances are intended to be used primarily for working capital and capital expenditures. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of August 31, 2011, debt, net of cash, was $354 million compared to $70 million as of August 31, 2010 (see the Non-GAAP Financial Measures below). This increase in our debt, net of cash, was primarily due to acquisitions. Our cash balances as of August 31, 2011 and 2010 include an amount of $11 million and $16 million, respectively, which is

30 / Schnitzer Steel Industries, Inc. Form 10-K 2011

indefinitely reinvested in Puerto Rico and Canada.
Operating Activities
Net cash provided by operating activities in fiscal 2011 was $140 million, compared to $89 million in fiscal 2010 and $288 million in fiscal 2009.
Cash provided by operating activities in fiscal 2011 included an increase of $45 million in accounts payable due to higher volumes of material purchases and the timing of payments and an increase in accrued income taxes of $22 million due to the improved results. Uses of cash included an increase in accounts receivable of $92 million due to higher sales and the timing of collections and a $45 million increase in inventory due to higher purchase costs and higher volumes of material on hand at year-end.
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
Investing Activities
Net cash used in investing activities in fiscal 2011 was $400 million, compared to $64 million in fiscal 2010 and $150 million in fiscal 2009.
Cash used in investing activities in fiscal 2011 included $294 million for completed acquisitions and $105 million in capital expenditures to upgrade our equipment and infrastructure.
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
Financing Activities
Net cash provided by financing activities for fiscal 2011 was $280 million, compared with net cash used in financing activities of $36 million in fiscal 2010 and $111 million in fiscal 2009.
Cash provided by financing activities in 2011 was primarily due to $303 million in additional net debt borrowings (refer to Non-GAAP Financial Measures below) which were mainly used to fund our acquisitions, partly offset by $10 million in repurchases of outstanding shares of our Class A common stock.
Cash used in financing activities in 2010 was primarily due to $11 million in net debt repayments (refer to Non-GAAP Financial Measures below) and $17 million in repurchases of outstanding shares of our Class A common stock.
Cash used in financing activities in fiscal 2009 was primarily due to $76 million in net debt repayments (refer to Non-GAAP Financial Measures below) which were funded by higher levels of cash generation and $30 million in repurchases of outstanding shares of our Class A common stock.

31 / Schnitzer Steel Industries, Inc. Form 10-K 2011

Credit Facilities
Following is a summary of our outstanding balances and availability on credit facilities and long-term debt (in thousands):

	Outstanding as of 8/31/2011	Remaining Availability
Unsecured, uncommitted credit line	$—	$25,000
Bank unsecured revolving credit facility	$393,428	$256,572
Tax-exempt economic development revenue bonds due January 2021	$7,700	N/A
In February 2011, we amended and restated our unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto to increase the amount available to $650 million from $450 million, including $30 million in Canadian Dollar availability. The final maturity was also extended to February 2016. Interest rates on outstanding indebtedness under the amended agreement are based, at our option, on either the London Interbank Offered Rate (or the Canadian equivalent) plus a spread of between 1.75% and 2.75%, with the amount of the spread based on a pricing grid tied to our leverage ratio, or the base rate plus a spread of between 0% and 1%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.25% and 0.45%, which is also based on a pricing grid tied to our leverage ratio. We had borrowings outstanding under the credit facility of $393 million and $90 million as of August 31, 2011 and 2010, respectively. The increased borrowings were primarily used to finance acquisitions. The weighted average interest rate on amounts outstanding under this facility was 2.48% and 0.79% as of August 31, 2011 and 2010, respectively.
We also have an unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. that expires on March 1, 2012. Interest rates are set by the bank at the time of borrowing. We had no borrowings outstanding under this facility as of August 31, 2011 and 2010.
The two bank credit agreements contain various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of August 31, 2011, we were in compliance with all such covenants. We use these credit facilities to fund acquisitions, capital expenditures, share repurchases, and working capital requirements.
In addition, as of August 31, 2011 and 2010, we had $8 million of long-term tax-exempt bonds that mature in January 2021.
Acquisitions
During fiscal 2011, we continued to expand our presence in the regions in which we operate and in new locations through the acquisition of businesses. The aggregate purchase price paid for acquisitions during fiscal 2011 was $314 million (comprising $293 million in cash, $19 million in shares of a subsidiary and $2 million in contingent consideration) compared to $41 million during fiscal 2010 and $96 million during fiscal 2009 (which included cash acquired and amounts to be paid of $3 million). See Note 6 – Business Combinations in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for additional information on business acquisitions.
Capital Expenditures
Capital expenditures totaled $105 million, $64 million and $59 million for fiscal 2011, 2010 and 2009, respectively. During fiscal 2011, we continued our investments in the replacement of existing equipment and infrastructure, investments in technology to improve the recovery and separation of nonferrous materials from the shredding process and investments to further improve efficiency and increase capacity, improve worker safety and enhance environmental systems.
We plan to invest up to $125 million in capital expenditures in fiscal 2012, which is expected to be spent on continued investments in technology to improve the recovery and separation of nonferrous materials from the shredding process, material handling and processing equipment, enhancements to our information technology infrastructure, improvements to our facilities’ environmental and safety infrastructure and normal equipment replacement. We believe these investments will create value for our shareholders. We expect to use cash generated from operations and available lines of credit to fund capital expenditures in fiscal 2012.
Environmental Compliance
Our commitment to sustainable recycling and operating our business in an environmentally responsible manner requires us to continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures, we invested $14 million, $13 million and $9 million for environmental projects in fiscal 2011, 2010 and 2009, respectively. We plan to invest an additional $14 million in capital expenditures for environmental projects in fiscal 2012.

32 / Schnitzer Steel Industries, Inc. Form 10-K 2011

These projects include investments in storm water systems and equipment to ensure ongoing compliance with air quality and other environmental regulations.
We have been identified by the EPA as a PRP that owns or operates or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site. Because there has not been a determination of the total investigation costs, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs, it is not presently possible to estimate the costs which we are likely to incur in connection with the Site, although such costs could be significant and material to our future cash flows. Any material liabilities recorded in the future related to the Site could result in our failure to maintain compliance with certain covenants in our debt agreements. Significant cash outflows in the future related to the Site could reduce the amounts available for borrowing that could otherwise be used for investment in capital expenditures and acquisitions. The EPA has indicated that it expects to issue a record of decision sometime in 2013 that will discuss remedial alternatives for the Site. See Contingencies – Environmental in Note 11 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
Share Repurchase Program
Pursuant to a share repurchase program, as amended, we are authorized to repurchase up to 9 million shares of our Class A common stock when management deems such repurchases to be appropriate. We evaluate long- and short-range forecasts as well as anticipated sources and uses of cash before determining the course of action in our share repurchase program. Prior to fiscal 2011, we had repurchased approximately 5.5 million shares under the program. In fiscal 2011, we repurchased 254,332 shares of our Class A common stock under this program in open-market transactions at a cost of $10 million, leaving approximately 3.2 million shares available for repurchase under existing authorizations.
Redeemable Noncontrolling Interest
In March 2011, we issued common stock to the noncontrolling interest holder of one of our subsidiaries that is redeemable both at the option of the holder and upon the occurrence of an event that is not solely within the Company’s control. Under the terms of an agreement related to the acquisition, the noncontrolling interest owner has the right to require the Company to purchase its 20% interest in the Company’s subsidiary for fair value. The noncontrolling interest becomes redeemable within 60 days after the later of (i) the third anniversary of the date of the acquisition and (ii) the date on which certain principals of the minority shareholder are no longer employed by the Company. The conditions for redemption of the noncontrolling interest had not been met as of August 31, 2011. If the interest were to be redeemed, the Company would be required to purchase all of such interest at fair value on the date of redemption. As of August 31, 2011, the fair value of the redeemable noncontrolling interest was $19 million. See Note 12 – Redeemable Noncontrolling Interest in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
Assessment of Liquidity and Capital Resources
Historically, our available cash resources, internally generated funds, credit facilities and equity offerings have financed our acquisitions, capital expenditures, working capital and other financing needs.
We generally believe our current cash resources, internally generated funds, existing credit facilities and access to the capital markets will provide adequate short-term and long-term liquidity needs for acquisitions, capital expenditures, working capital, joint ventures, share repurchases, debt service requirements, and environmental obligations. However, in the event market conditions deteriorate, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate steps to obtain sufficient additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained or, if obtained, would be adequate or on acceptable terms.
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

33 / Schnitzer Steel Industries, Inc. Form 10-K 2011

Contractual Obligations and Commitments
We have certain contractual obligations to make future payments. The following table summarizes these future obligations as of August 31, 2011 (in thousands):

	Payment Due by Period
	2012	2013	2014	2015	2016	Thereafter	Total
Contractual Obligations
Long-term debt(1)	$—	$—	$—	$—	$393,428	$7,700	$401,128
Interest payments on long-term debt(2)	9,944	9,944	9,944	9,944	4,598	113	44,487
Capital leases, including interest	859	827	597	279	187	762	3,511
Operating leases	20,434	18,116	15,383	11,092	5,975	20,146	91,146
Purchase obligations	26,841	144	45	20	—	—	27,050
Other(3)	528	769	609	278	201	2,256	4,641
Total	$58,606	$29,800	$26,578	$21,613	$404,389	$30,977	$571,963
_____________________________

(1)	Long-term debt represents the principal amounts of all outstanding long-term debt, maturities of which extend to 2021.

(2)
Interest payments on long-term debt are based on interest rates in effect as of August 31, 2011. As the contractual interest rates are variable, actual cash payments may differ from the estimates provided.

(3)	Other contractual obligations consist of pension funding obligations, other accrued liabilities and reserves for uncertain tax positions.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make certain judgments, estimates, and assumptions regarding uncertainties that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions and judgments about matters that are inherently uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact our consolidated financial statements. We deem critical accounting policies to be those that are most important to the portrayal of our financial condition and results of operations. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. We are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Our critical accounting estimates include those related to inventory, goodwill valuation, environmental costs, accounting for business combinations, revenue recognition and redeemable noncontrolling interest.
Inventories
Our inventories primarily consist of scrap metal (ferrous, nonferrous, processed and unprocessed), nonferrous recovered joint product, used and salvaged vehicles, semi-finished steel products (billets) and finished steel products (primarily rebar, merchant bar and wire rod). Inventories are stated at the lower of cost or market. We consider estimated future selling prices when determining the estimated net realizable value for our inventory. As MRB generally sells its export recycled ferrous metal under contracts that provide for shipment within 30 to 60 days after the price is agreed, it utilizes the selling prices under committed contracts and sales orders for determining the estimated market price of quantities on hand.
The accounting process we use to record metal quantities relies on significant estimates. With respect to unprocessed metal inventory, we rely on weighed quantities that are reduced by estimated amounts that are moved into production. These estimates utilize estimated recoveries and yields that are based on historical trends. Over time, these estimates are reasonably good indicators of what is ultimately produced; however, actual recoveries and yields can vary depending on product quality, moisture content and source of the unprocessed metal. If ultimate recoveries and yields are significantly different than estimated, the value of our inventory could be materially overstated or understated. To assist in validating the reasonableness of these estimates, we periodically review shrink factors and perform monthly physical inventory estimates. However, due to variations in product density, holding period and production processes utilized to manufacture the product, physical inventories will not necessarily detect all variances. To mitigate this risk, we adjust the ferrous physical inventories when the volume of a commodity is low and a physical inventory count can more accurately predict the remaining volume.

34 / Schnitzer Steel Industries, Inc. Form 10-K 2011

Goodwill
We evaluate goodwill for impairment annually during the second fiscal quarter and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Impairment of goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a ‘component’). The Company has determined that its reporting units, for which goodwill has been allocated, are equivalent to the Company’s operating segments (MRB, APB and SMB), as all of the components of each segment have similar economic characteristics.
The goodwill impairment test follows a two step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess. In the event of a divestiture of a business unit within a reporting unit, goodwill of the reporting unit is allocated to that business unit based on the estimated fair value of the unit being divested to the total estimated fair value of the reporting unit and a gain or loss is determined. The remaining goodwill in the reporting unit from which the assets were divested is subsequently re-evaluated for impairment.
Given that market prices of our reporting units are not readily available, determining their fair value involves the use of significant estimates and assumptions about matters that are inherently uncertain. We estimate the fair value of the reporting units using an income approach based on the present value of expected future cash flows utilizing a market-based weighted average cost of capital (“WACC”). Forecasts of future cash flows are based on our best estimate of future sales and operating costs, pricing expectations and general market conditions. To estimate the present value of the cash flows that extend beyond the final year of the discounted cash flow model, we employ a terminal value technique, whereby we use estimated operating cash flows minus capital expenditures and adjust for changes in working capital requirements in the final year of the model, then discount it by the WACC to establish the terminal value. In addition, we compare the aggregated estimated fair value of our reporting units to our market capitalization, including consideration of a control premium. The control premium represents the estimated amount an investor would pay to obtain a controlling interest. We believe this reconciliation is consistent with a market participant perspective. Based on our impairment test performed during the second quarter of fiscal year 2011, the estimated fair value of our reporting units substantially exceeded their carrying values.
Environmental Costs
We operate in industries that inherently possess environmental risks. To manage these risks, we employ both our own environmental staff and outside consultants. Environmental staff and finance personnel meet regularly to discuss environmental risks. We estimate future costs for known environmental remediation requirements and accrue for them on an undiscounted basis when it is probable that we have incurred a liability and the related costs can be reasonably estimated but the timing of incurring the estimated costs is unknown. The regulatory and government management of these projects is complex, which is one of the primary factors that make it difficult to assess the cost of potential and future remediation. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than any other, the low end of the range is recorded in the financial statements. If further developments or resolution of an environmental matter result in facts and circumstances that are significantly different than the assumptions used to develop these reserves, the accrual for environmental remediation could be materially understated or overstated. Adjustments to these liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or when expenditures for which reserves are established are made. The factors we consider in the recognition and measurement of environmental liabilities include:

•	Current regulations, both at the time the reserve is established and during the course of the investigation or remediation process, which specify standards for acceptable remediation;

•	Information about the site which becomes available as the site is studied and remediated;

•	The professional judgment of senior-level internal staff, who take into account similar, recent instances of environmental remediation issues, and studies of our sites, among other considerations;

•	Technologies available that can be used for remediation; and

•	The number and financial condition of other potentially responsible parties and the extent of their responsibility for the costs of study and remediation.
Our accrued environmental liabilities as of August 31, 2011 included $1 million related to third party investigation costs for the Portland Harbor Superfund site. Although future costs for the Portland Harbor Superfund site could be material to our financial

35 / Schnitzer Steel Industries, Inc. Form 10-K 2011

position, results of operations, liquidity or cash flows, it is not possible to estimate additional costs which we might incur in connection with the ongoing investigations and remediation because there has not been a determination of the total investigation costs, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs. Therefore, no additional amounts have been accrued. See Contingencies – Environmental in Note 11 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
Business Combinations
In a business combination, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date, generally using a market-based income approach. Measuring assets and liabilities at fair value requires us to determine the price that would be paid by a third party market participant based on the highest and best use of the assets or interests acquired. We utilize management estimates that incorporate input from an independent third party valuation firm in our determination of these fair values. Such estimates and valuations require us to make significant assumptions, including projections of future events and operating performance and determining the highest and best use of the assets or interests acquired. Acquisition costs are expensed as incurred.
Revenue Recognition
We recognize revenue when we have a contract or purchase order from a customer with a fixed price, the title and risk of loss transfer to the buyer and collectibility is reasonably assured. Title for both metal and finished steel products transfers based on contract terms. A significant portion of our ferrous export sales of recycled metal are made with letters of credit, reducing credit risk. However, domestic recycled ferrous metal sales, nonferrous sales and sales of finished steel are generally made on open account. Nonferrous export sales typically require a deposit prior to shipment. All sales made on open account are evaluated for collectibility prior to revenue recognition. Additionally, when detailed documents support revenue recognition based on transfer of title and risk of loss we recognize revenues on partially loaded shipments, which requires an estimate of the product weight involved in any partial shipments at period end. For APB, retail revenues are recognized when customers pay for parts and wholesale product revenues are recognized when customer weight certificates are received following shipment. Historically, there have been very few sales returns and adjustments that impact the ultimate collection of revenues; therefore, no material provisions have been made when the sale is recognized. We present taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue and are shown as a liability on our consolidated balance sheets until remitted. See the discussion on credit risk contained in Item 7A of this report.
Redeemable Noncontrolling Interest
We have issued redeemable common stock to the noncontrolling interest holder of one of our subsidiaries that is redeemable both at the option of the holder and upon the occurrence of an event that is not solely within our control. If the interest were to be redeemed, we would be required to purchase all of such interest at fair value on the date of redemption. We estimate fair value using Level 3 inputs under the fair value hierarchy based on standard valuation techniques using a discounted cash flow analysis. Any adjustments to the carrying amount of the redeemable noncontrolling interest prior to exercise of the redemption option will be recorded to equity. Since redemption of the noncontrolling interest is outside of our control, these interests are presented on the consolidated balance sheets in the mezzanine section under the caption “Redeemable noncontrolling interests.”
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

36 / Schnitzer Steel Industries, Inc. Form 10-K 2011

The following is a reconciliation of debt, net of cash (in thousands):

	August 31, 2011	August 31, 2010	August 31, 2009
Short-term borrowings and capital lease obligations, current	$643	$1,189	$1,317
Long-term debt and capital lease obligations, net of current maturities	403,287	99,240	110,414
Total debt	403,930	100,429	111,731
Less: cash and cash equivalents	49,462	30,342	41,026
Total debt, net of cash	$354,468	$70,087	$70,705
Net borrowings (repayment) of debt
Net borrowings (repayment) of debt is the sum of borrowings from long-term debt, repayments of long-term debt, proceeds from line of credit, and repayment of line of credit. Management presents this amount as the net change in the Company’s borrowings for the period because it believes it is useful for investors as a meaningful presentation of the change in debt.

($ in thousands)	Fiscal 2011	Fiscal 2010	Fiscal 2009
Borrowings from long-term debt	$811,531	$577,900	$440,500
Proceeds from line of credit	655,500	402,600	331,700
Repayment of long-term debt	(508,675)	(589,242)	(491,329)
Repayment of line of credit	(655,500)	(402,600)	(356,700)
Net borrowings (repayment) of debt	$302,856	$(11,342)	$(75,829)
Management believes that these non-GAAP financial measures allow for a better understanding of our operating and financial performance. These non-GAAP financial measures should be considered in addition to, but not as a substitute for, the most directly comparable U.S. GAAP measures.

37 / Schnitzer Steel Industries, Inc. Form 10-K 2011

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
We are exposed to commodity price risk, mainly associated with variations in the market price for finished steel products, ferrous and nonferrous metals, including scrap metal, autobodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to increases and decreases in forward selling prices by adjusting purchase prices on a timely basis. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices at August 31, 2011 and 2010, a 10% decrease in the selling price per ton of finished steel products would have caused an NRV inventory write down of approximately $3 million at SMB.
Interest Rate Risk
We are exposed to market risk associated with changes in interest rates related to our debt obligations. Our credit line and revolving credit facility are subject to variable interest rates and therefore have exposure to changes in interest rates. If market interest rates had changed 10% from actual interest rate levels in fiscal 2011 or 2010, the effect on our interest expense and net income would not have been material.
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
MRB generally ships ferrous bulk sales to foreign customers under contracts supported by letters of credit issued or confirmed by banks it deems creditworthy. The letters of credit ensure payment by the customer. As MRB generally sells its export recycled ferrous metal under contracts or orders that generally provide for shipment within 30 to 60 days after the price is agreed, MRB’s customers typically do not have difficulty obtaining letters of credit from their banks in periods of rising ferrous prices, as the value of the letters of credit are collateralized by the value of the inventory on the ship. However, in periods of significantly declining prices, MRB’s customers may not be able to obtain letters of credit for the full sales value of the inventory to be shipped. As such, we may need to extend credit on open terms for the difference between the sales value under the contract and the value supported by the letter of credit. In addition, we could be exposed to loss if a customer fails to pay or the bank providing the letter of credit fails.
As of August 31, 2011 and 2010, 44% and 43%, respectively, of our trade accounts receivable balance was covered by letters of credit. Of the remaining balance as of August 31, 2011, 93% was less than 60 days past due, compared to 89% as of August 31, 2010.

38 / Schnitzer Steel Industries, Inc. Form 10-K 2011

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
Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management determined that the Company’s internal control over financial reporting was effective as of August 31, 2011.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report, also audited the effectiveness of the Company’s internal control over financial reporting as of August 31, 2011, as stated in their report included herein.

Tamara L. Lundgren	Richard D. Peach
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
October 20, 2011	October 20, 2011

39 / Schnitzer Steel Industries, Inc. Form 10-K 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Schnitzer Steel Industries, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Schnitzer Steel Industries, Inc. and its subsidiaries as of August 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
Portland, Oregon
October 20, 2011

40 / Schnitzer Steel Industries, Inc. Form 10-K 2011

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	August 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$49,462	$30,342
Accounts receivable, net	229,975	126,156
Inventories, net	335,120	268,103
Deferred income taxes	11,784	9,037
Refundable income taxes	3,541	14,610
Prepaid expenses and other current assets	24,117	12,546
Total current assets	653,999	460,794
Property, plant and equipment, net	555,284	460,810
Investments in joint venture partnerships	17,208	13,706
Goodwill	627,805	380,332
Intangibles, net	20,906	20,444
Other assets	14,967	7,332
Total assets	$1,890,169	$1,343,418
Liabilities and Equity
Current liabilities:
Short-term borrowings and capital lease obligations, current	$643	$1,189
Accounts payable	141,011	91,879
Accrued payroll and related liabilities	36,475	34,162
Environmental liabilities	2,983	2,588
Accrued income taxes	13,833	1,816
Other accrued liabilities	38,368	28,479
Total current liabilities	233,313	160,113
Deferred income taxes	85,378	58,630
Long-term debt and capital lease obligations, net of current maturities	403,287	99,240
Environmental liabilities, net of current portion	37,872	37,286
Other long-term liabilities	10,030	8,517
Total liabilities	769,880	363,786
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	19,053	—
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized,
24,241 and 22,700 shares issued and outstanding	24,241	22,700
Class B common stock – 25,000 shares $1.00 par value authorized,
3,060 and 4,721 shares issued and outstanding	3,060	4,721
Additional paid-in capital	762	1,815
Retained earnings	1,065,109	948,642
Accumulated other comprehensive income (loss)	1,540	(2,552)
Total SSI shareholders’ equity	1,094,712	975,326
Noncontrolling interests	6,524	4,306
Total equity	1,101,236	979,632
Total liabilities and equity	$1,890,169	$1,343,418

See Notes to the Consolidated Financial Statements

41 / Schnitzer Steel Industries, Inc. Form 10-K 2011

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended August 31,
	2011	2010	2009
Revenues	$3,459,194	$2,301,240	$1,787,230
Operating expense:
Cost of goods sold	3,072,165	2,019,764	1,681,942
Selling, general and administrative	205,025	158,805	163,410
Environmental matters	662	(91)	(5,809)
Income from joint ventures	(4,622)	(3,135)	(1,189)
Operating income (loss)	185,964	125,897	(51,124)
Other income (expense):
Interest income	384	459	1,179
Interest expense	(8,436)	(2,343)	(3,342)
Other income, net	2,893	1,320	6,223
Total other income (expense)	(5,159)	(564)	4,060
Income (loss) from continuing operations before income taxes	180,805	125,333	(47,064)
Income tax (expense) benefit	(57,168)	(40,825)	19,915
Income (loss) from continuing operations	123,637	84,508	(27,149)
Loss from discontinued operations, net of tax	(101)	(13,832)	(4,214)
Net income (loss)	123,536	70,676	(31,363)
Net income attributable to noncontrolling interests	(5,181)	(3,926)	(866)
Net income (loss) attributable to SSI	$118,355	$66,750	$(32,229)
Basic:
Income (loss) per share from continuing operations attributable to SSI	$4.28	$2.90	$(0.99)
Loss per share from discontinued operations	—	(0.50)	(0.15)
Net income (loss) per share attributable to SSI	$4.28	$2.40	$(1.14)
Diluted:
Income (loss) per share from continuing operations attributable to SSI	$4.24	$2.86	$(0.99)
Loss per share from discontinued operations	(0.01)	(0.49)	(0.15)
Net income (loss) per share attributable to SSI	$4.23	$2.37	$(1.14)
Weighted average number of common shares:
Basic	27,649	27,832	28,159
Diluted	27,959	28,147	28,159
Dividends declared per common share	$0.068	$0.068	$0.068

See Notes to the Consolidated Financial Statements

42 / Schnitzer Steel Industries, Inc. Form 10-K 2011

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of August 31, 2008	21,592	$21,592	6,345	$6,345	$11,425	$939,181	$(391)	$978,152	$4,399	$982,551
Net income (loss)	—	—	—	—	—	(32,229)	—	(32,229)	866	(31,363)
Foreign currency translation adjustment (net of tax benefit of $268)	—	—	—	—	—	—	(358)	(358)	—	(358)
Pension obligations, net (net of tax benefit of $796)	—	—	—	—	—	—	(1,260)	(1,260)	—	(1,260)
Change in net unrealized loss on cash flow hedges (net of tax benefit of $313)	—	—	—	—	—	—	(537)	(537)	—	(537)
Comprehensive income (loss)								(34,384)	866	(33,518)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,286)	(1,286)
Noncontrolling interest buyout	—	—	—	—	—	—	—	—	(596)	(596)
Share repurchases	(600)	(600)	—	—	(18,495)	(10,801)	—	(29,896)	—	(29,896)
Class A common stock issued	106	106	—	—	(106)	—	—	—	—	—
Restricted stock withheld for taxes	(132)	(132)	—	—	(3,863)	—	—	(3,995)	—	(3,995)
Issuance of restricted stock	239	239	—	—	(239)	—	—	—	—	—
Stock options exercised	120	120	—	—	1,561	—	—	1,681	—	1,681
Class B common stock converted to Class A common stock	77	77	(77)	(77)	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	8,898	—	—	8,898	—	8,898
Excess tax benefits from share-based payment arrangements	—	—	—	—	819	—	—	819	—	819
Cash dividends ($0.068 per share)	—	—	—	—	—	(1,908)	—	(1,908)	—	(1,908)
Balance as of August 31, 2009	21,402	21,402	6,268	6,268	—	894,243	(2,546)	919,367	3,383	922,750
Net income	—	—	—	—	—	66,750	—	66,750	3,926	70,676
Foreign currency translation adjustment (net of tax of $210)	—	—	—	—	—	—	523	523	—	523
Pension obligations, net (net of tax benefit of $550)	—	—	—	—	—	—	(949)	(949)	—	(949)
Change in net unrealized gain on cash flow hedges (net of tax of $247)	—	—	—	—	—	—	420	420	—	420
Comprehensive income								66,744	3,926	70,670
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3,003)	(3,003)
Share repurchases	(413)	(413)	—	—	(6,266)	(10,468)	—	(17,147)	—	(17,147)
Class A common stock issued	13	13	—	—	(13)	—	—	—	—	—
Restricted stock withheld for taxes	(81)	(81)	—	—	(3,518)	—	—	(3,599)	—	(3,599)
Issuance of restricted stock	196	196	—	—	(196)	—	—	—	—	—
Stock options exercised	36	36	—	—	901	—	—	937	—	937
Class B common stock converted to Class A common stock	1,547	1,547	(1,547)	(1,547)	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	11,035	—	—	11,035	—	11,035
Excess tax deficiency from stock options exercised and restricted stock units vested	—	—	—	—	(128)	—	—	(128)	—	(128)
Cash dividends ($0.068 per share)	—	—	—	—	—	(1,883)	—	(1,883)	—	(1,883)

43 / Schnitzer Steel Industries, Inc. Form 10-K 2011

	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of August 31, 2010	22,700	22,700	4,721	4,721	1,815	948,642	(2,552)	975,326	4,306	979,632
Net income(1)	—	—	—	—	—	118,355	—	118,355	5,081	123,436
Foreign currency translation adjustment (net of tax of $876)(2)	—	—	—	—	—	—	3,032	3,032	—	3,032
Pension obligations, net (net of tax of $564)	—	—	—	—	—	—	969	969	—	969
Change in net unrealized gain on cash flow hedges (net of tax of $52)	—	—	—	—	—	—	91	91	—	91
Comprehensive income								122,447	5,081	127,528
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,863)	(2,863)
Share repurchases	(254)	(254)	—	—	(10,049)	—	—	(10,303)	—	(10,303)
Restricted stock withheld for taxes	(70)	(70)	—	—	(3,730)	—	—	(3,800)	—	(3,800)
Issuance of restricted stock	185	185	—	—	(185)	—	—	—	—	—
Stock options exercised	19	19	—	—	548	—	—	567	—	567
Class B common stock converted to Class A common stock	1,661	1,661	(1,661)	(1,661)	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	12,830	—	—	12,830	—	12,830
Excess tax deficiency from stock options exercised and restricted stock units vested	—	—	—	—	(467)	—	—	(467)	—	(467)
Cash dividends ($0.068 per share)	—	—	—	—	—	(1,888)	—	(1,888)	—	(1,888)
Balance as of August 31, 2011	24,241	$24,241	3,060	$3,060	$762	$1,065,109	$1,540	$1,094,712	$6,524	$1,101,236
_____________________________

(1)
Net income attributable to noncontrolling interests at August 31, 2011 excludes $100 thousand allocable to the redeemable noncontrolling interest, which is reported in the mezzanine section of the Consolidated Balance Sheets at August 31, 2011. See Note 12 - Redeemable Noncontrolling Interest for further detail.

(2)
Foreign currency translation adjustments exclude $509 thousand relating to redeemable noncontrolling interests for the year ended August 31, 2011, which is reported in the mezzanine section of the Consolidated Balance Sheets at August 31, 2011. See Note 12 - Redeemable Noncontrolling Interest for further detail.

See Notes to the Consolidated Financial Statements

44 / Schnitzer Steel Industries, Inc. Form 10-K 2011

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended August 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$123,536	$70,676	$(31,363)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	74,866	63,418	60,681
Inventory write-down	—	368	51,968
Deferred income taxes	21,004	10,891	24,727
Undistributed equity in earnings of joint ventures	(4,622)	(3,076)	(537)
Share-based compensation expense	13,655	11,035	8,898
Excess tax benefit from share-based payment arrangements	(689)	128	(819)
Loss (gain) on disposal of a business and other assets	1,529	16,943	(2,034)
Environmental matters	662	(1,391)	(3,510)
Voluntary incentive award forfeitures	—	—	(5,504)
Net (gain) loss on derivatives	(772)	(4,299)	1,161
Unrealized foreign exchange loss, net	758	—	—
Bad debt expense (recoveries), net	334	(255)	8,916
Gain on settlement of joint venture separation and termination agreement	—	—	(6,761)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(91,715)	(11,569)	189,511
Inventories	(45,268)	(109,138)	198,840
Refundable income taxes	520	32,237	(46,147)
Prepaid expenses and other current assets	(11,486)	(2,640)	4,185
Intangibles and other long-term assets	(133)	(206)	(4,514)
Accounts payable	45,447	8,479	(79,086)
Accrued payroll and related liabilities	2,276	12,010	(35,851)
Other accrued liabilities	(15,676)	(2,519)	(4,858)
Accrued income taxes	22,183	1,040	(41,998)
Environmental liabilities	(759)	(944)	(577)
Other long-term liabilities	(167)	(2,128)	(1,574)
Distributed equity in earnings of joint ventures	4,980	430	3,825
Net cash provided by operating activities	140,463	89,490	287,579
Cash flows from investing activities:
Capital expenditures	(104,964)	(64,324)	(59,044)
Acquisitions, net of cash acquired	(293,880)	(40,944)	(93,053)
Joint venture payments, net	(1,587)	(340)	(1,876)
Proceeds from sale of business and other assets	530	41,319	3,497
Net cash used in investing activities	(399,901)	(64,289)	(150,476)
Cash flows from financing activities:
Proceeds from line of credit	655,500	402,600	331,700
Repayment of line of credit	(655,500)	(402,600)	(356,700)
Borrowings from long-term debt	811,531	577,900	440,500
Repayment of long-term debt	(508,675)	(589,242)	(491,329)
Debt financing fees	(5,310)	—	—
Repurchase of Class A common stock	(10,303)	(17,147)	(29,896)
Taxes paid related to net share settlement of share-based payment arrangements	(3,800)	(3,599)	(3,995)
Excess tax benefit from share-based payment arrangements	689	(128)	819
Stock options exercised	567	937	1,681
Distributions to noncontrolling interests	(2,863)	(3,003)	(1,286)
Dividends paid	(1,885)	(1,416)	(2,386)
Net cash provided by (used in) financing activities	279,951	(35,698)	(110,892)
Effect of exchange rate changes on cash	(1,393)	(187)	(224)
Net increase (decrease) in cash and cash equivalents	19,120	(10,684)	25,987
Cash and cash equivalents as of beginning of year	30,342	41,026	15,039
Cash and cash equivalents as of end of year	$49,462	$30,342	$41,026
SUPPLEMENTAL DISCLOSURES:
Cash paid (received) during the year for:
Interest	$7,072	$2,569	$3,329
Income taxes paid (refunds received), net	$14,330	$(3,783)	$42,443
See Notes to the Consolidated Financial Statements

45 / Schnitzer Steel Industries, Inc. Form 10-K 2011

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations
Founded in 1906, Schnitzer Steel Industries, Inc. (the “Company”), an Oregon corporation, is one of the nation’s largest recyclers of ferrous and nonferrous scrap metal, a leading recycler of used and salvaged vehicles and a manufacturer of finished steel products.
The Company operates in three reporting segments as follows: the Metals Recycling Business (“MRB”), the Auto Parts Business (“APB”) and the Steel Manufacturing Business (“SMB”). MRB buys, collects, processes, recycles, sells and brokers recycled metal by operating one of the largest metal recycling businesses in the United States (“U.S.”). APB is one of the country’s leading self-service used auto parts networks. Additionally, APB is a supplier of autobodies to MRB, which processes the autobodies into sellable recycled metal. SMB purchases recycled metal from MRB and uses its mini-mill to process the recycled metal into finished steel products.
As of August 31, 2011, all of the Company’s facilities were located in the U.S. and its territories and Canada.
Note 2 – Summary of Significant Accounting Policies
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its majority-owned and wholly-owned subsidiaries. The equity method of accounting is used for investments in joint ventures over which the Company has significant influence but does not have effective control. All significant intercompany account balances, transactions, profits and losses have been eliminated.
Cash and Cash Equivalents
Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts of $40 million and $25 million as of August 31, 2011 and 2010, respectively.
Accounts Receivable, net
Accounts receivable represent amounts due from customers on product and other sales. These accounts receivable, which are reduced by an allowance for doubtful accounts, are recorded at the invoiced amount and do not bear interest. The Company evaluates the collectibility of its accounts receivable based on a combination of factors, including whether sales were made pursuant to letters of credit. In cases where management is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, management records a specific allowance against amounts due and reduces the net recognized receivable to the amount the Company believes will be collected. For all other customers, the Company maintains a reserve that considers the total receivables outstanding, historical collection rates and economic trends. Accounts are written off when all efforts to collect have been exhausted. The allowance for doubtful accounts was $6 million as of August 31, 2011 and 2010.
Inventories, net
The Company’s inventories primarily consist of scrap metal (ferrous, nonferrous, processed and unprocessed), nonferrous recovered joint product (nonferrous arising from the manufacturing process), used and salvaged vehicles, semi-finished steel products (billets) and finished steel products (primarily rebar, merchant bar and wire rod). Inventories are stated at the lower of cost or market. MRB determines the cost of ferrous and nonferrous inventories principally using the average cost method and capitalizes substantially all direct costs and yard costs into inventory. MRB allocates material and production costs to joint products using the gross margin method. APB determines the cost for used and salvaged vehicle inventory based on the average price the Company pays for a vehicle and capitalizes the vehicle cost into inventory. SMB determines the cost of its finished steel product inventory based on weighted average costs and capitalizes all direct and indirect costs of manufacturing into inventory. Indirect costs of manufacturing include general plant costs, maintenance and yard costs. The Company considers estimated future selling prices when determining the estimated net realizable value for its inventory. As MRB generally sells its export recycled ferrous metal under contracts that provide for shipment within 30 to 60 days after the price is agreed, it utilizes the selling prices under committed contracts and sales orders for determining the estimated market price of quantities on hand that will be shipped under these contracts and orders.
The Company performs periodic physical inventories to verify the quantity of inventory on hand. Due to variations in product density, holding period and production processes utilized to manufacture the product, physical inventories will not necessarily detect all variances for metal inventory such that estimates of quantities are required. To mitigate this risk, the Company adjusts its ferrous physical inventories when the volume of a commodity is low and a physical inventory count can more accurately predict

46 / Schnitzer Steel Industries, Inc. Form 10-K 2011

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the remaining volume.
Property, Plant and Equipment, net
Property, plant and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, while routine repair and maintenance costs are expensed as incurred. Interest related to the construction of qualifying assets is capitalized as part of the construction costs, and was not material to any of the periods presented. When assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and resulting gains or losses are generally included in operating expenses. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term.
As of August 31, 2011, the useful lives used for depreciation and amortization were as follows:

Useful life (in years)
Machinery and equipment	3 to 40
Land improvements	3 to 35
Buildings and leasehold improvements	5 to 40
Office equipment	2 to 20
Enterprise Resource Planning (“ERP”) systems	8 to 10
Impairment of Long-Lived Assets and Amortizable Intangible Assets
Long-lived assets and intangible assets subject to amortization are subject to an impairment assessment when certain triggering events or circumstances indicate that their carrying value may be impaired. If the carrying value exceeds the Company’s estimate of future undiscounted cash flows of the operations related to the asset, an impairment is recorded for the difference between the carrying amount and the fair value of the asset. There were no material adjustments to the carrying value of long-lived assets and intangible assets subject to amortization during the years ended August 31, 2011, 2010 and 2009.
Investment in Joint Ventures
As of August 31, 2011 and 2010, the Company had five 50%-owned joint venture interests which were accounted for under the equity method of accounting and presented as part of MRB operations. The Company’s investment in equity method joint venture investments has resulted in cumulative undistributed earnings of $11 million and $12 million as of August 31, 2011 and 2010, respectively, that are included as a part of partners’ equity of the joint ventures. See Note 19 - Related Party Transactions for further detail on transactions with joint ventures.
Goodwill and Other Intangible Assets, net
Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and intangible assets of the acquired entities. The Company evaluates goodwill and intangibles with an indefinite life for impairment annually during the second fiscal quarter and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill or intangible assets may be impaired. Impairment of goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a ‘component’). The Company has determined that its reporting units, for which goodwill has been allocated, are equivalent to the Company’s operating segments (MRB, APB and SMB), as all of the components of each segment have similar economic characteristics.
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
The Company estimates the fair value of its reporting units using an income approach based on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital. Forecasts of future cash flows are based on the best estimate of future sales and operating costs, pricing expectations and general market conditions. In addition, the aggregated estimated fair value of the reporting units are compared to the Company’s market capitalization, including

47 / Schnitzer Steel Industries, Inc. Form 10-K 2011

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

consideration of a control premium. The Company believes this reconciliation is consistent with a market participant perspective.
The Company tests indefinite-lived intangible assets for impairment by either comparing the carrying value of the intangible to the projected discounted cash flows from the intangible or using the relief from royalties method. If the carrying value exceeds the projected discounted cash flows attributed to the indefinite-lived intangible asset, the carrying value is no longer considered recoverable and the Company will record an impairment. The Company did not record any material impairment charges on indefinite-lived intangible assets in any of the periods presented. See Note 8 – Goodwill and Other Intangibles Assets, net for further detail.
Acquisitions
On September 1, 2009, the Company adopted the revised accounting standard for business combinations, which requires the Company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. The revised accounting standard has been applied prospectively to all business combinations completed after the date of adoption. Contingent purchase consideration is recorded at fair value at the date of acquisition. Any excess purchase price over the fair value of the net assets acquired is recorded as goodwill. Within one year from the date of acquisition, the Company may update the value allocated to the assets acquired and liabilities assumed and the resulting goodwill balances as a result of information received regarding the valuation of such assets and liabilities that was not available at the time of purchase. Measuring assets and liabilities at fair value requires the Company to determine the price that would be paid by a third party market participant based on the highest and best use of the assets or interests acquired. Acquisition costs are expensed as incurred.
Accrued Workers’ Compensation Costs
The Company is self-insured for workers’ compensation claims with exposure limited by various stop-loss insurance policies. The Company estimates the costs of workers’ compensation claims based on the nature of the injury incurred and on guidelines established by the applicable state. A reserve is recorded based upon the amount of unpaid claims as of the balance sheet date. Reserve amounts recorded for individual claims are reviewed periodically as treatment progresses and adjusted to reflect additional information that becomes available. The estimated cost of claims incurred but not reported is included in the reserve. The Company accrued $10 million and $6 million for the estimated cost of workers’ compensation claims as of August 31, 2011 and 2010, respectively, which are included in other accrued liabilities in the Consolidated Balance Sheets.
Environmental Liabilities
The Company estimates future costs for known environmental remediation requirements and accrues for them on an undiscounted basis when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated but the timing of incurring the estimated costs is unknown. The Company considers various factors when estimating its environmental liabilities. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or when expenditures are made for which reserves were established. Legal costs incurred in connection with environmental contingencies are expensed as incurred.
When only a wide range of estimated amounts can be reasonably established and no other amount within the range is a better estimate than another, the low end of the range is recorded in the financial statements. In a number of cases, it is possible that the Company may receive reimbursement through insurance or from other potentially responsible parties for a site. In these situations, recoveries of environmental remediation costs from other parties are recognized when the claim for recovery is actually realized. The amounts recorded for environmental liabilities are reviewed periodically as site assessment and remediation progresses at individual sites and adjusted to reflect additional information that becomes available. Due to evolving remediation technology, changing regulations, possible third party contributions, the subjective nature of the assumptions used and other factors, amounts accrued could vary significantly from amounts paid.
Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, debt and derivative contracts. The carrying amounts of the non-derivative financial instruments approximate fair value, including debt primarily at variable interest rates. The Company uses the market approach to value its financial assets and liabilities, determined using available market information.
Fair Value Measurements
Fair value is measured using inputs from the three levels of the fair value hierarchy. Classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are described as follows:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets and liabilities.

48 / Schnitzer Steel Industries, Inc. Form 10-K 2011

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•	Level 2 – Directly and indirectly observable market data.

•	Level 3 – Significant unobservable inputs.
When developing the fair value measurements, the Company uses quoted market prices whenever available or seeks to maximize the use of observable inputs and minimize the use of unobservable inputs when quoted market prices are not available. See Note 12 - Redeemable Noncontrolling Interest and Note 14 – Derivative Financial Instruments for further detail.
Derivatives
The Company records derivative instruments in other assets or other liabilities in the Consolidated Balance Sheets at fair value and changes in the fair value are either recognized in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets or net income (loss) in the Consolidated Statements of Operations, as applicable, depending on the nature of the underlying exposure, whether the derivative has been designated as a hedge, and if designated as a hedge, the extent to which the hedge is effective. Amounts included in accumulated other comprehensive income (loss) are reclassified to earnings in the period in which earnings are impacted by the hedged items or in the period that the hedged transaction is deemed no longer likely to occur. For cash flow hedges, a formal assessment is made, both at the hedge’s inception and on an ongoing basis, to determine whether the derivatives that are designated as hedging instruments have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. To the extent the hedge is determined to be ineffective, the ineffective portion is immediately recognized in earnings. When available, quoted market prices or prices obtained through external sources are used to measure a contract’s fair value. The fair value of these instruments is a function of underlying forward commodity prices, related volatility, counterparty creditworthiness and duration of the contracts. Cash flows from derivatives are recognized in the Consolidated Statements of Cash Flows in a manner consistent with the underlying transactions. See Note 14 - Derivative Financial Instruments.
Derivative contracts for commodities used in normal business operations that are settled by physical delivery, among other criteria, are eligible for and may be designated as normal purchases and normal sales. Contracts that qualify as normal purchases or normal sales are not marked-to-market. The Company does not use derivative instruments for trading or speculative purposes.
Foreign Currency Translation and Transactions
Assets and liabilities of foreign operations are translated into U.S. dollars at the period-end exchange rate and revenues and expenses of foreign operations are translated into U.S. dollars at the average exchange rate for the period. Translation adjustments are not included in determining net income (loss) for the period, but are recorded in accumulated other comprehensive income (loss), a separate component of SSI shareholders’ equity. Foreign currency transaction gains and losses are generated from the effects of exchange rate changes on transactions denominated in a currency other than the functional currency of the Company, which is the U.S. dollar. Gains and losses on foreign currency transactions are generally required to be recognized in the determination of net income (loss) for the period. The Company records these gains and losses in other income (expense). Net realized and unrealized foreign currency transaction gains were not material for each of the years ended August 31, 2011, 2010 and 2009.
Redeemable Noncontrolling Interest
The Company has issued common stock to the noncontrolling interest holder of one of our subsidiaries that is redeemable both at the option of the holder and upon the occurrence of an event that is not solely within the Company’s control. If the interest were to be redeemed, the Company would be required to purchase all of such interest at fair value on the date of redemption. As such, the redeemable noncontrolling interest is measured at fair value at each reporting period. Any adjustments to the carrying amount of the redeemable noncontrolling interest prior to exercise of the redemption option will be recorded to equity. Since redemption of the noncontrolling interest is outside of the Company’s control, these interests are presented on the Consolidated Balance Sheets in the mezzanine section under the caption “Redeemable noncontrolling interests.” See Note 12 – Redeemable Noncontrolling Interest for further detail.
Common Stock
Each share of Class A and Class B common stock is entitled to one vote. Additionally, each share of Class B common stock may be converted to one share of Class A common stock. As such, the Company reserves one share of Class A common stock for each share of Class B common stock outstanding. There are currently no meaningful distinctions between the rights of holders of Class A shares and Class B shares.
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

49 / Schnitzer Steel Industries, Inc. Form 10-K 2011

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Revenue Recognition
The Company recognizes revenue when it has a contract or purchase order from a customer with a fixed price, the title and risk of loss transfer to the buyer and collectibility is reasonably assured. Title for both metal and finished steel products transfers based on contract terms. A significant portion of the Company’s ferrous export sales of recycled metal are made with letters of credit, reducing credit risk. However, domestic recycled ferrous metal sales, nonferrous sales and sales of finished steel are generally made on open account. Nonferrous export sales typically require a deposit prior to shipment. All sales made on open account are evaluated for collectibility prior to revenue recognition. Additionally, the Company recognizes revenues on partially loaded shipments when detailed documents support revenue recognition based on transfer of title and risk of loss. For APB, retail revenues are recognized when customers pay for parts and wholesale product revenues are recognized when customer weight certificates are received following shipments. Historically, there have been very few sales returns and adjustments that impact the ultimate collection of revenues; therefore, no material provisions have been made when the sale is recognized. The Company presents taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue and are shown as a liability on the Consolidated Balance Sheets until remitted.
Freight Costs
The Company classifies shipping and handling costs billed to customers as revenue and the related costs incurred as a component of cost of goods sold.
Share-Based Compensation
The Company recognizes compensation cost relating to share-based payment transactions over the vesting period, with the cost measured based on the estimated fair value of the equity instruments issued. See Note 16 – Share-Based Compensation for further detail.
Income Taxes
Income taxes are accounted for using the asset and liability method. This requires the recognition of taxes currently payable or refundable and the recognition of deferred tax assets and liabilities for the future tax consequences of events that are recognized in one reporting period on the Consolidated Financial Statements but in a different reporting period on the tax returns. Tax credits are recognized as a reduction of income tax expense in the year the credit arises. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Tax benefits arising from uncertain tax positions are recognized when it is more likely than not that the position will be sustained upon examination by the relevant tax authorities. The amount recognized in the financial statements is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. See Note 17 – Income Taxes for further detail.
Net Income (Loss) per Share
Basic net income (loss) per share attributable to SSI is computed by dividing net income (loss) by the weighted average number of outstanding common shares during the periods presented including vested deferred stock units (“DSUs”) and restricted stock units (“RSUs”). Diluted net income (loss) per share attributable to SSI is computed by dividing net income (loss) by the weighted average number of common shares outstanding, assuming dilution. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of performance shares, DSU and RSU awards using the treasury stock method.

50 / Schnitzer Steel Industries, Inc. Form 10-K 2011

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Certain of the Company’s stock options, RSUs and performance share awards were excluded from the calculation of diluted net income (loss) per share because they were antidilutive, however these options and awards could be dilutive in the future. Net (income) loss attributable to noncontrolling interests is deducted from the income (loss) from continuing operations to arrive at the net income (loss) from continuing operations attributable to SSI for purposes of calculating net income (loss) per share. See Note 18 – Net Income (Loss) Per Share for further detail.
Use of Estimates
The preparation of the Company’s Consolidated Financial Statements in accordance with generally accepted accounting principles in the U.S. of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and reported amounts of revenue and expenses during the reporting period. Examples include valuation of assets received in acquisitions; revenue recognition; the allowance for doubtful accounts; estimates of contingencies, including environmental liabilities; intangible asset valuation; inventory valuation; redeemable non-controlling interest valuation; pension plan assumptions; and the assessment of the valuation of deferred income taxes and income tax contingencies. Actual results may differ from estimated amounts.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The majority of cash and cash equivalents are maintained with two major financial institutions (Bank of America and Wells Fargo Bank, N.A.). Balances in these institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250,000 as of August 31, 2011. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, letters of credit and monitoring procedures. The Company is exposed to a residual credit risk with respect to open letters of credit by virtue of the possibility of the failure of a bank providing a letter of credit. The Company had $176 million and $85 million of open letters of credit, as of August 31, 2011 and 2010, respectively.
Note 3 – Recent Accounting Pronouncements
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
In June 2011, an accounting standard update was issued regarding the presentation of other comprehensive income in the financial statements. The standard eliminates the option of presenting other comprehensive income as part of the statement of changes in stockholders’ equity and instead requires the entity to present other comprehensive income as either a single statement of comprehensive income combined with net income or as two separate but continuous statements. This amendment will be effective for the Company for fiscal year 2013 and interim periods therein. The Company currently reports other comprehensive income in the summary of changes in equity and comprehensive income and will be required to update the presentation of comprehensive income to be in compliance with the new standard.
In September 2011, an accounting standard update was issued that simplifies how an entity tests goodwill for impairment by allowing an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard includes examples of types of factors to consider in conducting the qualitative assessment. These include macro-economic conditions, such as a deterioration in the entity’s operating environment, entity-specific events, such as

51 / Schnitzer Steel Industries, Inc. Form 10-K 2011

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

declining financial performance, and other events, such as an expectation that a reporting unit will be sold. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company is likely to early adopt this standard for the goodwill impairment test to be performed in fiscal 2012. Upon adoption, this standard will impact how the Company assesses goodwill for impairment but will not change the measurement or recognition of a potential goodwill impairment charge.
In September 2011, an accounting standard update was issued that requires additional disclosures about an employer’s participation in multiemployer pension plans. The revised disclosures provide additional information about the plans in which an employer participates, the level of its participation, the financial health of significant plans, and the nature of the employer’s commitments to the plans, including when the collective-bargaining agreements that require contributions to the significant plans are set to expire and whether those agreements require minimum contributions to be made to the plans. The revised disclosures also require additional information about significant plans from sources available outside of the basic financial statements, including the funded status of such plans. The revised standard does not change the existing recognition, measurement, and disclosure provisions for withdrawal liabilities. The revised standard will be effective for the Company for fiscal year 2012. The Company currently complies with the disclosure requirements of the revised standard.
Note 4 – Inventories, net
Inventories consisted of the following as of August 31 (in thousands):

	2011	2010
Processed and unprocessed scrap metal	$241,093	$189,618
Semi-finished goods (billets)	9,237	5,593
Finished goods	54,395	43,352
Supplies	30,395	29,540
Inventories, net	$335,120	$268,103

Note 5 – Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following as of August 31 (in thousands):

	2011	2010
Machinery and equipment	$640,573	$533,373
Land and improvements	216,230	190,673
Buildings and leasehold improvements	85,131	62,663
Office equipment	40,580	32,380
ERP systems	14,087	13,773
Construction in progress	29,988	39,039
Property, plant and equipment, gross	1,026,589	871,901
Less: accumulated depreciation	(471,305)	(411,091)
Property, plant and equipment, net	$555,284	$460,810

Depreciation expense for property, plant and equipment, which includes amortization of assets under capital leases, was $68 million, $57 million and $56 million for the years ended August 31, 2011, 2010 and 2009, respectively.
Note 6 – Business Combinations
During fiscal 2011, the Company made the following acquisitions:

•
In September 2010, the Company acquired substantially all of the assets of SOS Metals Island Recycling, LLC, a metals recycler in Maui, Hawaii, to provide an additional source of scrap metal for the MRB Hawaii facility.

•
In November 2010, the Company acquired substantially all of the assets utilized by Specialized Parts Planet, Inc. at its Stockton, California used auto parts facility, which expanded APB’s presence in the Western U.S.

•	In December 2010, the Company acquired substantially all of the assets of Waco U-Pull It, Inc., a used auto parts store in Waco, Texas, which expanded APB’s presence in the Southwestern U.S.

•
In December 2010, the Company acquired substantially all of the assets of Macon Iron & Paper Stock Co., a metals recycler with two yards in Macon, Georgia, which expanded MRB’s presence in the Southeastern U.S.

52 / Schnitzer Steel Industries, Inc. Form 10-K 2011

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•
In December 2010, the Company acquired substantially all of the assets of Steel Pacific Recycling Inc., a metals recycler with six yards on Vancouver Island, British Columbia, Canada, that previously supplied ferrous scrap to MRB’s Tacoma, Washington facility. This acquisition marked MRB’s initial expansion into Canada.

•
In January 2011, the Company acquired substantially all of the assets of State Line Scrap Co., Inc., a metals recycler with one yard in Attleboro, Massachusetts, which expanded MRB’s presence in the Northeastern U.S.

•
In January 2011, the Company acquired substantially all of the mobile car crushing assets of Northwest Recycling, Inc., based in Portland, Oregon, which provides scrap metal for MRB’s Portland, Oregon facility.

•
In February 2011, the Company acquired substantially all of the assets of Ferrill’s Auto Parts, Inc., a used auto parts business with three stores in Seattle, Washington, which expanded APB’s presence in the Northwestern U.S.

•
In March 2011, the Company acquired substantially all of the metals recycling business assets of Amix Salvage & Sales Ltd., which operated four metals recycling yards in British Columbia, Canada and two metals recycling yards in Alberta, Canada that previously supplied ferrous scrap to MRB’s Tacoma, Washington facility. This acquisition expanded MRB’s presence in Western Canada. As part of the consideration paid, the Company issued the seller common shares equal to 20% of the issued and outstanding capital stock of the Company’s acquisition subsidiary.

•
In April 2011, the Company acquired substantially all of the assets of American Metal Group, Inc. and certain of its affiliates, a metals recycler with yards in San Jose and Santa Clara, California that previously supplied ferrous scrap to MRB’s Oakland, California facility. This acquisition expanded MRB’s presence in the Western U.S.

The total purchase price of $314 million, comprising $293 million in cash and $21 million in non-cash consideration ($19 million in shares of a subsidiary and $2 million in contingent consideration) for the acquisitions in fiscal 2011, was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the date of acquisition. The excess of the aggregate purchase price over the fair value of the identifiable net assets acquired of $246 million for the year ended August 31, 2011 was recorded as goodwill, of which $232 million is expected to be deductible for tax purposes.
The following unaudited pro forma summary presents the effect on the consolidated financial results of the Company of the businesses acquired during the year ended August 31, 2011 as though the businesses had been acquired as of the beginning of fiscal 2010 (in thousands):

	2011	2010
Revenues	$3,539,677	$2,466,547
Operating income(1)	$204,613	$149,328
Net income(1)	$134,921	$82,481
Net income attributable to SSI(1)	$127,954	$78,106
_____________________________

(1)	Excludes nonrecurring executive compensation paid to the management of acquired companies that will not be incurred in the future.

These pro forma results are not necessarily indicative of what actual results would have been had these acquisitions occurred for the periods presented. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any synergies that may be achieved from combining operations.
Since the dates of the acquisitions, the acquired operations generated aggregate revenues from sales to third parties of $93 million and operating income of $10 million through August 31, 2011 excluding the benefits realized by our geographically proximate export facilities from integrating the acquired businesses with our existing operations.
During fiscal 2010, the Company made the following acquisitions:

•
In October 2009, the Company acquired substantially all of the assets of four of LKQ Corporation’s self-service used auto parts stores located near MRB’s export facility in Portland, Oregon. This acquisition represented the Company’s first used auto parts operations in the Pacific Northwest.

•
In January 2010, the Company acquired substantially all of the assets of two of LKQ Corporation’s self-service used auto parts stores, which increased to four the number of used auto parts stores that the Company operates in the Dallas-Fort Worth Metroplex.

•	In April 2010, the Company acquired substantially all of the assets of Golden Recycling and Salvage, Inc., a

53 / Schnitzer Steel Industries, Inc. Form 10-K 2011

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

metals recycler in Montana, to provide an additional source of scrap metal for MRB’s Tacoma, Washington export facility.
The total purchase price of $41 million in cash for the acquisitions in fiscal 2010 was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the date of acquisition. The excess of the aggregate purchase price over the fair value of the identifiable net assets acquired of $27 million was recorded as goodwill, which is expected to be deductible for tax purposes.
The acquisitions completed in fiscal 2010 were not material, individually or in the aggregate, to the Company’s financial position or results of operations. Pro forma operating results for the fiscal 2010 acquisitions are not presented, since the aggregate results would not be significantly different than reported results.
During fiscal 2009, the Company made the following acquisitions:

•
In December 2008, the Company acquired substantially all of the assets of Arrow Metals Corporation, a metals recycler in Washington, to provide an additional source of scrap metal for MRB’s Tacoma, Washington export facility.

•
In February 2009, the Company acquired Ponce Resources, Inc., the leading metals recycler in Puerto Rico. This acquisition expanded the Company’s presence into a new region, increased the Company’s processing capability and provided new sources of scrap metal and access to international export facilities.

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

•
In February 2009, the Company acquired substantially all of the assets of two self-service used auto parts businesses in California operated by Specialized Parts Planet, Inc., thereby strengthening the Company’s presence in Northern California.

•
In March 2009, the Company acquired substantially all of the assets of Solid Waste Reduction Services, Inc., a metals recycler in Nevada, to provide an additional source of scrap metal for MRB’s Oakland, California export facility.

The total purchase price of $96 million (comprising $93 million in cash and $3 million in notes payable) for the acquisitions in fiscal 2009 was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the date of acquisition. The excess of the aggregate purchase prices over the fair value of the identifiable net assets acquired of $61 million was recorded as goodwill, of which $14 million is expected to be deductible for tax purposes.
The following unaudited pro forma summary presents the effect on the consolidated financial results of the Company of the businesses acquired during the year ended August 31, 2009 as though the businesses had been acquired as of the beginning of fiscal 2008 (in thousands):

	2009	2008
Revenues	$1,794,139	$3,597,062
Operating income (loss)	$(54,276)	$429,792
Net income (loss)	$(34,225)	$277,041
Net income (loss) attributable to SSI	$(35,091)	$271,684

These pro forma results are not necessarily indicative of what actual results would have been had these acquisitions occurred for the periods presented. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any synergies that may be achieved from combining operations.

54 / Schnitzer Steel Industries, Inc. Form 10-K 2011

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the aggregate fair values of assets acquired and liabilities assumed for acquisitions completed during the years ended August 31 (in thousands):

Assets:	2011	2009
Cash and cash equivalents	$285	$336
Accounts receivable	5,490	935
Inventories	21,988	5,185
Prepaid expenses and other current assets	777	934
Deferred tax assets	830	456
Property, plant and equipment	59,065	23,466
Intangible assets	7,182	8,974
Other assets	16	2,065
Goodwill	245,894	60,853
Liabilities:
Short-term liabilities	(22,291)	(1,097)
Environmental liabilities	(1,069)	(2,290)
Long-term debt and capital lease obligations	(1,224)	(1,837)
Deferred tax liability - long-term	(2,467)	(1,487)
Net assets acquired(1)	$314,476	$96,493
_____________________________

(1)	The acquisitions completed in fiscal 2010 were not material, individually or in the aggregate, to the Company’s financial position or results of operations.
The following table presents the fair value of intangible assets acquired with the acquisitions completed during the year ended August 31, 2011 (dollars in thousands):

	Weighted Average Life In Years	Gross Carrying Amount
Covenants not to compete	4.8	$6,062
Other intangible assets subject to amortization(1)	1.5	863
Indefinite-lived intangible assets(2)	Indefinite	257
Total	4.4	$7,182
_____________________________

(1)	Other intangible assets subject to amortization include supply contracts, permits and licenses and leasehold interests.

(2)	Indefinite-lived intangible assets include tradenames and real property options.
The following table presents the intangible assets associated with the acquisitions completed during the year ended August 31, 2009 (dollars in thousands):

	Weighted Average Life In Years	Gross Carrying Amount
Covenants not to compete	18.0	$5,646
Other intangible assets subject to amortization(1)	4.5	3,328
Total	13.0	$8,974
_____________________________

(1)	Other intangible assets subject to amortization include tradenames, employment agreements, permits and licenses and supply contracts.
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

55 / Schnitzer Steel Industries, Inc. Form 10-K 2011

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Discontinued Operations
In October 2009, the Company sold its full-service used auto parts operation, which had been operated as part of the APB reporting segment, for proceeds of $41 million. The Company concluded that the divestiture met the definition of a discontinued operation. Accordingly, the results of this discontinued operation have been reclassified for all periods presented. The sale resulted in a loss of $15 million, net of tax, and included $12 million of goodwill that was allocated to the full-service operation from the APB reporting segment. Operating results of the discontinued operations are summarized below. Operating results in fiscal 2011 were not material. The amounts exclude general corporate overhead previously allocated to the full-service used auto parts operation.

	Year Ended August 31,
(In thousands)	2010	2009
Revenues	$9,991	$112,996
Income (loss) from discontinued operations before income taxes	$761	$(6,484)
Loss on sale of full-service operation, including adjustments	(16,468)	—
Income tax benefit	1,875	2,270
Loss from discontinued operations, net of tax	$(13,832)	$(4,214)

Note 8 – Goodwill and Other Intangible Assets, net
In the second quarter of fiscal 2011, the Company performed its annual goodwill impairment testing by comparing the fair value of each reporting unit with its carrying value, including goodwill. As a result of this testing, the Company determined that the fair value of each reporting unit was substantially in excess of its respective carrying value and each reporting unit’s goodwill balance and indefinite-lived intangible assets were not impaired as of February 28, 2011. There were no triggering events during the remainder of fiscal 2011 that required a goodwill impairment test. There are no accumulated goodwill impairment charges as of August 31, 2011.
The gross changes in the carrying amount of goodwill by reporting segment for the years ended August 31, 2011 and 2010 were as follows (in thousands):

	MRB	APB	Total
Balance as of August 31, 2009	$228,977	$137,582	$366,559
Acquisitions	3,091	23,927	27,018
Divestitures	—	(12,030)	(12,030)
Purchase accounting adjustments	(1,870)	204	(1,666)
Foreign currency translation adjustment	—	451	451
Balance as of August 31, 2010	230,198	150,134	380,332
Acquisitions	232,341	11,583	243,924
Purchase accounting adjustments	1,086	(51)	1,035
Foreign currency translation adjustment	1,021	1,493	2,514
Balance as of August 31, 2011	$464,646	$163,159	$627,805

56 / Schnitzer Steel Industries, Inc. Form 10-K 2011

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s intangible assets as of August 31 (in thousands):

	2011		2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Covenants not to compete	$30,831	$(15,254)	$27,797	$(13,329)
Supply contracts	5,274	(3,376)	4,571	(2,035)
Other intangible assets subject to amortization(1)	4,392	(2,216)	3,905	(1,786)
Indefinite-lived intangibles(2)	1,255	—	1,321	—
Total	$41,752	$(20,846)	$37,594	$(17,150)
_____________________________

(1)	Other intangibles assets subject to amortization include tradenames, marketing agreements, employment agreements, leasehold interests, permits and licenses and real property options.

(2)	Indefinite-lived intangibles include tradenames, permits and licenses and real property options.

The total intangible asset amortization expense for the years ended August 31, 2011, 2010 and 2009 was $7 million, $6 million and $5 million, respectively.
The estimated amortization expense, based on current intangible asset balances, during the next five fiscal years and thereafter is as follows (in thousands):

Years ending August 31,	Estimated Amortization Expense
2012	$5,430
2013	4,277
2014	3,370
2015	1,880
2016	865
Thereafter	3,829
Total	$19,651

Note 9 – Short-Term Borrowings
The Company has an unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. that expires on March 1, 2012. Interest rates are set by the bank at the time of borrowing. The Company had no borrowings outstanding under this facility as of August 31, 2011 and 2010. The credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio.
Note 10 – Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consisted of the following as of August 31 (in thousands):

	2011	2010
Bank unsecured revolving credit facility, interest at LIBOR plus a spread	$393,428	$90,000
Tax-exempt economic development revenue bonds due January 2021, interest payable monthly at a variable rate (0.13% as of August 31, 2011), secured by a letter of credit	7,700	7,700
Capital lease obligations due through February 2021, interest at rates ranging from 0.99% to 9.39% as of August 31, 2011	2,802	2,084
Other	—	645
Total long-term debt and capital lease obligations	403,930	100,429
Less current maturities	(643)	(1,189)
Long-term debt and capital lease obligations, net of current maturities	$403,287	$99,240

57 / Schnitzer Steel Industries, Inc. Form 10-K 2011

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In February 2011, the Company amended and restated its unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto to increase the amount available to $650 million from $450 million, including $30 million in Canadian Dollar availability. The maturity was also extended to February 2016. Interest rates on outstanding indebtedness under the amended agreement are based, at the Company’s option, on either the London Interbank Offered Rate (or the Canadian equivalent) plus a spread of between 1.75% and 2.75%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the base rate plus a spread of between 0% and 1%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.25% and 0.45%, which is based on a pricing grid tied to the Company’s leverage ratio. The Company had borrowings outstanding under the credit facility of $393 million and $90 million as of August 31, 2011 and 2010, respectively. The weighted average interest rate on amounts outstanding under this facility was 2.48% and 0.79% as of August 31, 2011 and 2010, respectively. The bank credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio.
Principal payments on long-term debt and capital lease obligations during the next five fiscal years and thereafter are as follows (in thousands):

Years ending August 31,	Long-Term Debt	Capital Lease Obligations	Total
2012	$—	$859	$859
2013	—	827	827
2014	—	597	597
2015	—	279	279
2016	393,428	187	393,615
Thereafter	7,700	762	8,462
Total	401,128	3,511	404,639
Amounts representing interest and executory costs	—	(709)	(709)
Total less interest	$401,128	$2,802	$403,930

The Company had outstanding letters of credit totaling $18 million as of August 31, 2011 and 2010, related to certain obligations, including workers’ compensation and performance bonds.
Note 11 – Commitments and Contingencies
Commitments
The Company leases a portion of its capital equipment and certain of its facilities under leases that expire at various dates through July 2024. Rent expense was $25 million, $18 million and $19 million for fiscal 2011, 2010 and 2009, respectively.
The table below sets forth the Company’s future minimum obligations under non-cancelable operating leases as of August 31, 2011 (in thousands):

Years ending August 31,	Operating Leases
2012	$20,434
2013	18,116
2014	15,383
2015	11,092
2016	5,975
Thereafter	20,146
Total	$91,146

Contingencies – Environmental
The Company evaluates the adequacy of its reserves for environmental liabilities on a quarterly basis in accordance with Company policy and adjustments are made when additional information becomes available that affects the estimated costs to study or

58 / Schnitzer Steel Industries, Inc. Form 10-K 2011

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

remediate any environmental issues or expenditures are made for which reserves were established.
Changes in the Company’s reserves for environmental liabilities for the years ended August 31, 2011 and 2010 were as follows (in thousands):

Reporting Segment	Balance 9/1/2009	Reserves Established (Released), Net(1)	Payments	Ending Balance 8/31/2010	Reserves Established (Released), Net(2)	Payments	Ending Balance 8/31/2011	Short-Term	Long-Term
Metals Recycling Business	$25,608	$710	$(944)	$25,374	$1,040	$(759)	$25,655	$2,429	$23,226
Auto Parts Business	16,300	(1,800)	—	14,500	700	—	15,200	554	14,646
Total	$41,908	$(1,090)	$(944)	$39,874	$1,740	$(759)	$40,855	$2,983	$37,872
_____________________________

(1)
During fiscal 2010, the Company released $2 million in environmental reserves through discontinued operations related to the full-service auto parts operation, which was partially offset by $1 million in environmental liabilities recorded in purchase accounting.

(2)	During fiscal 2011, the Company recorded $1 million in environmental liabilities in purchase accounting related to acquisitions completed in fiscal 2011.

Metals Recycling Business
As of August 31, 2011, MRB had environmental reserves of $26 million for the potential remediation of locations where it has conducted business or has environmental liabilities from historical or recent activities.
Portland Harbor
In December 2000, the Company was notified by the United States Environmental Protection Agency (“EPA”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) that it is one of the potentially responsible parties (“PRPs”) that own or operate or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (the “Site”). The precise nature and extent of any cleanup of the Site, the parties to be involved, the process to be followed for any cleanup and the allocation of the costs for any cleanup among responsible parties have not yet been determined, but the process of identifying additional PRPs and beginning allocation of costs is underway. The EPA has indicated that it expects to issue a record of decision that will discuss remedial alternatives for the Site sometime in 2013. It is unclear to what extent the Company will be liable for environmental costs or natural resource damage claims or third party contribution or damage claims with respect to the Site. While the Company participated in certain preliminary Site study efforts, it is not party to the consent order entered into by the EPA with certain other PRPs, referred to as the “Lower Willamette Group” (“LWG”), for a remedial investigation/feasibility study (“RI/FS”).
During fiscal 2007, the Company and certain other parties agreed to an interim settlement with the LWG under which the Company made a cash contribution to the LWG RI/FS. The Company has also joined with more than 80 other PRPs, including the LWG, in a voluntary process to establish an allocation of costs at the Site. These parties have selected an allocation team and finalized an allocation process design agreement. The LWG has also commenced federal court litigation, which has been stayed, seeking to bring additional parties into the allocation process.
In January 2008, the Natural Resource Damages Trustee Council (“Trustees”) for Portland Harbor invited the Company and other PRPs to participate in funding and implementing the Natural Resource Injury Assessment for the Site. Following meetings among the Trustees and the PRPs, a funding and participation agreement was negotiated under which the participating PRPs agreed to fund the first phase of the natural resource damage assessment. The Company joined in that agreement and paid a portion of those costs. The Company did not participate in funding the second phase of the natural resource damage assessment.
The cost of the investigations and any remediation associated with the Site will not be reasonably estimable until completion of the data review and further investigations now being conducted by the LWG and the Trustees and the selection and approval of a remedy by the EPA. However, given the size of the Site and the nature of the conditions identified to date, the total cost of the investigations and remediation is likely to be substantial. In addition, because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs, it is not possible to estimate the costs which the Company might incur in connection with the Site, although such costs could be material to the Company’s financial position, results of operations, cash flows or liquidity. The Company has insurance policies that it believes will provide reimbursement for costs it incurs for defense and remediation in connection with the Site, although there is no assurance that those

59 / Schnitzer Steel Industries, Inc. Form 10-K 2011

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

policies will cover all of the costs which the Company may incur. In fiscal 2006, the Company recorded a liability for its then estimated share of the costs of the investigation incurred by the LWG to date. As of August 31, 2011 and 2010, the Company’s reserve for third party investigation costs of the Site was $1 million.
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
Other Metals Recycling Business Sites
As of August 31, 2011, the Company had environmental reserves related to various MRB sites other than Portland Harbor of $25 million. The reserves, which range up to $2 million per site, relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues. No material environmental compliance enforcement proceedings are currently pending related to these sites.
Auto Parts Business
As of August 31, 2011, the Company had environmental reserves related to various APB sites of $15 million. The reserves, which range up to $2 million per site, relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues. No material environmental compliance enforcement proceedings are currently pending related to these sites.
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
SMB has an operating permit issued under Title V of the Clean Air Act Amendments of 1990, which governs certain air quality standards. The permit was first issued in 1998, has since been renewed through March 1, 2012 and is expected to be renewed again prior to its expiration. The permit is based upon an annual production capacity of 950 thousand tons.
SMB had no environmental reserves as of August 31, 2011.
Other than the Portland Harbor Superfund site, which is discussed above, management currently believes that adequate provision has been made in the Consolidated Financial Statements for the potential impact of these issues and that the ultimate outcomes will not have a material adverse effect on the Consolidated Financial Statements of the Company as a whole. Historically, the amounts the Company has ultimately paid for such remediation activities have not been material in any given period.
Note 12 - Redeemable Noncontrolling Interest
In March 2011, the Company, through a wholly-owned acquisition subsidiary, acquired substantially all of the metals recycling business assets of Amix Salvage & Sales Ltd. As part of the purchase consideration, the Company issued the seller common shares equal to 20% of the issued and outstanding capital stock of the Company’s acquisition subsidiary. Under the terms of an agreement related to the acquisition, the noncontrolling interest owner has the right to require the Company to purchase its 20% interest in the Company’s acquisition subsidiary for fair value (the “Redemption Option”). The noncontrolling interest becomes redeemable within 60 days after the later of (i) the third anniversary of the date of the acquisition and (ii) the date on which certain principals of the minority shareholder are no longer employed by the Company. The conditions for redemption of the noncontrolling interest had not been met as of August 31, 2011.
As of August 31, 2011, the fair value of the redeemable noncontrolling interest was $19 million. No material changes in fair value were recorded since the initial measurement of the noncontrolling interest. The Company estimates fair value using Level 3 inputs under the fair value hierarchy based on standard valuation techniques using a discounted cash flow analysis. The determination of fair value requires management to apply significant judgment in formulating estimates and assumptions. These estimates and assumptions primarily include forecasts of future cash flows based on management’s best estimate of future sales and operating costs; pricing expectations; capital expenditures; working capital requirements; discount rates; growth rates; tax rates; and general market conditions.

60 / Schnitzer Steel Industries, Inc. Form 10-K 2011

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, are as follows as of August 31 (in thousands):

	2011	2010
Foreign currency translation adjustment	$5,451	$2,419
Pension obligations, net	(3,886)	(4,855)
Net unrealized loss on cash flow hedges	(25)	(116)
Total accumulated other comprehensive income (loss)	$1,540	$(2,552)
Note 14 – Derivative Financial Instruments
Foreign Currency Exchange Rate Risk Management
To manage exposure to foreign exchange rate risk, the Company may enter into foreign currency forward contracts to stabilize the U.S. dollar amount of the transaction at settlement. When such contracts are not designated as hedging instruments for accounting purposes, the realized and unrealized gains and losses on settled and unsettled forward contracts measured at fair value are recognized as other income or expense in the Consolidated Statement of Operations. No undesignated contracts were outstanding as of August 31, 2011 and 2010, and realized gains and losses on such derivatives were not material to any of the periods presented.
The Company entered into forward contracts during fiscal 2011 to mitigate exposure to exchange rate fluctuations on Euro-denominated fixed asset purchases, which have been designated as cash flow hedges for accounting purposes. These foreign currency forward contracts are measured using forward exchange rates based on observable exchange rates quoted in an active market and are classified as a Level 1 fair value measurement under the fair value hierarchy. As of August 31, 2011, the nominal amount of open forward contracts, their fair value and the related unrealized losses recognized in other comprehensive income (loss) were not material to the Consolidated Financial Statements.
Natural gas price risk management
In order to minimize the volatility of its natural gas costs, SMB entered into a take-or-pay natural gas contract that obligated it to purchase a minimum of 2,000 MMBTUs per day through October 31, 2010, whether or not the amount was utilized. The contract expired on May 31, 2011. The contract met the definition of a derivative instrument and was carried at fair value determined using a forward price curve based on observable market price quotations at a major natural gas trading hub, under consideration of non-performance risk, which is considered a Level 2 fair value measurement under the fair value hierarchy. A portion of the natural gas contract equivalent to 20,000 MMBTU per month was designated as a cash flow hedge on October 1, 2008. The fair value of the natural gas derivative contract was not material as of August 31, 2010. All amounts recognized for the effective and ineffective portion of the hedge and for the undesignated portion of the natural gas contract were not material for all periods presented.
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
Defined Benefit Pension Plan and Supplemental Executive Retirement Benefit Plan
The Company maintains a qualified defined benefit pension plan for certain nonunion employees. Effective June 30, 2006, the Company froze this plan and ceased accruing further benefits. The Company reflects the funded status of the defined benefit pension plan as a net asset in its Consolidated Balance Sheets. Changes in its funded status are recognized in comprehensive income. Net periodic pension benefit cost was not material for the years ended August 31, 2011, 2010 and 2009. The fair value of the plan assets was $17 million and $15 million as of August 31, 2011 and 2010, respectively and the projected benefit obligation was $15 million and $15 million as of August 31, 2011 and 2010, respectively. The plan was fully funded with plan assets exceeding the projected benefit obligation by $2 million and less than $1 million as of August 31, 2011 and 2010, respectively. Plan assets were comprised of $16 million and $14 million of Level 1 investments and $1 million and $1 million of Level 2 investments as of August 31, 2011 and August 31, 2010, respectively. Level 1 assets are valued based on quoted market price of identical securities in the principal market. Level 2 investments are valued at the net asset value of the fund which is provided by the fund’s manager and independent administrator. No contributions are expected to be made to the defined benefit pension plan in the future; however, changes in the discount rate or actual investment returns that are lower than the long-term expected return on plan assets could result in the need for the Company to make additional contributions. The assumed discount rate used to calculate the projected

61 / Schnitzer Steel Industries, Inc. Form 10-K 2011

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

benefit obligations was 4.97% and 4.87% as of August 31, 2011 and 2010, respectively. The Company estimates future annual benefit payments to be between $1 million and $3 million per year.
The Company also has a nonqualified SERBP for certain executives. A restricted trust fund has been established with assets invested in life insurance policies that can be used for plan benefits, although the fund is subject to claims of the Company’s general creditors. The trust fund is included in other assets and the pension liability is included in other long-term liabilities in the Company’s Consolidated Balance Sheets. The trust fund is valued at $2 million as of August 31, 2011 and 2010. The trust fund assets’ gains and losses are included in other income (expense) in the Company’s Consolidated Statements of Operations. The benefit obligation and the unfunded amount were $3 million as of August 31, 2011 and 2010, respectively.
Because the defined benefit pension plan and the SERBP are not material to the Consolidated Financial Statements other disclosures required by U.S. GAAP have been omitted.
Multiemployer Pension Plans
The Company contributes to 13 multiemployer pension plans in accordance with its collective bargaining agreements. Multiemployer pension plans are defined benefit plans sponsored by multiple employers in accordance with one or more collective bargaining agreements. The plans are jointly managed by trustees that include representatives from both management and labor unions. Contributions to the plans are made based upon a fixed rate per hour worked and are agreed to by contributing employers and the unions in collective bargaining. Benefit levels are set by a joint board of trustees based on the advice of an independent actuary regarding the level of benefits that agreed-upon contributions can be expected to support. To the extent that the pension obligation of other participating employers is unfunded, the Company may be required to make additional contributions in the future to fund these obligations.
One of the multiemployer plans that the Company contributes to is the Steelworkers Western Independent Shops Pension Plan (EIN 90-0169564, Plan No. 001) benefiting the union employees of SMB. The collective bargaining agreement associated with this plan expires on March 31, 2012. This plan had a certified zone status, as required by the Pension Protection Act of 2006, of Red as of August 31, 2011 and 2010 for the plan’s year-end at September 30, 2010 and 2009, respectively. The zone status is based on information the Company received from the plan’s administrator and is certified by the plan’s actuary. Although the plan is 81.4% funded, the plan is considered to be in Red Zone because there was a projected deficiency in the funding standard account within one year. The plan did not utilize any extended amortization provisions in its calculation of zone status. As a result of being in Red Zone Status, the plan has adopted a rehabilitation plan which requires annual contribution rate increases of 6%. The rehabilitation plan was adopted by all contributing employers. The Company was not required to pay a surcharge to the Plan. The Company contributed $2 million to the plan in each of the years ended August 31, 2011, 2010 and 2009. These contributions represented more than 5% of total contributions to the plan for each year.
Company contributions to all of the multiemployer plans were $3 million for the years ended August 31, 2011, 2010 and 2009.
Defined Contribution Plans
The Company has several defined contribution plans covering certain employees. Company contributions to the defined contribution plans totaled $3 million, $1 million and $4 million for the years ended August 31, 2011, 2010 and 2009, respectively.
Note 16 – Share-Based Compensation
The Company’s 1993 Stock Incentive Plan, as amended, (“the Plan”) was established for its employees, consultants and directors. There are 12.2 million shares of Class A common stock reserved for issuance under the Plan, of which 6.5 million are available for future grants as of August 31, 2011. Share-based compensation expense was $14 million, $11 million and $9 million for the years ended August 31, 2011, 2010 and 2009, respectively. Tax benefits used for option exercises and vesting of restricted stock units were not material for all periods presented.
Restricted Stock Units
The Plan provides for the issuance of RSUs. The estimated fair value of the RSUs is based on the market closing price of the underlying Class A common stock on the date of grant. The compensation expense associated with the RSUs granted is recognized over the respective requisite service period of the awards, net of estimated forfeitures.
During the years ended August 31, 2011, 2010 and 2009, the Compensation Committee granted 135,255 RSUs, 153,986 RSUs and 106,387 RSUs, respectively, to its key employees, officers and directors under the Plan. The RSUs have a five-year term and vest 20% per year commencing June 1 of the year after grant, except for an immaterial number of awards granted with different terms. The estimated fair value of the RSUs granted during the years ended August 31, 2011, 2010 and 2009 was $7 million, $7 million and $5 million, respectively.

62 / Schnitzer Steel Industries, Inc. Form 10-K 2011

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Fair Value(1)
Outstanding as of August 31, 2008	261	$57.19
Granted	106	$51.08
Vested	(80)	53.56	$53.95
Forfeited	(26)	56.93
Outstanding as of August 31, 2009	261	$56.20
Granted	154	$48.83
Vested	(88)	52.45	$46.48
Forfeited	(16)	57.37
Outstanding as of August 31, 2010	311	$53.55
Granted	135	$53.65
Vested	(94)	51.86	$57.63
Forfeited	(4)	52.42
Outstanding as of August 31, 2011	348	$54.06
_____________________________

(1)	Amounts represent the value of the Company’s Class A common stock on the date that the restricted stock units vested.

The Company recognized compensation expense associated with RSUs of $7 million, $5 million and $4 million for the years ended August 31, 2011, 2010 and 2009, respectively. As of August 31, 2011, total unrecognized compensation costs related to unvested RSUs amounted to $13 million, which is expected to be recognized over a weighted average period of three years.
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
The Company accrues compensation cost for performance share awards based on the probable outcome of specified performance conditions, net of estimated forfeitures. The Company accrues compensation cost if it is probable that the performance conditions will be achieved. The Company reassesses whether achievement of the performance conditions are probable at each reporting date. If it is probable that the actual performance results will exceed the stated target performance conditions, the Company accrues additional compensation cost for the additional performance shares to be awarded. If, upon reassessment, it is no longer probable that the actual performance results will exceed the stated target performance conditions, or that it is no longer probable that the target performance condition will be achieved, the Company reverses any recognized compensation cost for shares no longer probable of being issued. If the performance conditions are not achieved at the end of the service period, all related compensation cost previously recognized is reversed.
Fiscal 2009 – 2011 Performance Share Awards
The Compensation Committee approved performance-based awards under the Plan with a grant date of November 24, 2008. The Compensation Committee established performance targets based on the Company’s average growth in earnings per share (weighted at 50%) and the Company’s average return on capital employed (weighted at 50%) for the three years of the performance period, with award payouts ranging from a threshold of 50% to a maximum of 200% for each portion of the target awards.
Fiscal 2010 – 2012 Performance Share Awards
The Compensation Committee approved performance-based awards under the Plan with a grant date of November 20, 2009. The Compensation Committee established performance targets based on the Company’s earnings per share (weighted at 50%) and the average return on capital employed on a divisional basis (weighted at 50%) for the three years of the performance period, with award payouts ranging from a threshold of 50% to a maximum of 200% for each portion of the target awards.

63 / Schnitzer Steel Industries, Inc. Form 10-K 2011

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2011 – 2013 Performance Share Awards
The Compensation Committee approved performance-based awards under the Plan with a grant date of December 3, 2010. The Compensation Committee established performance targets based on the Company’s earnings per share (weighted at 50%) and the average return on capital employed on a divisional basis (weighted at 50%) for the three years of the performance period, with award payouts ranging from a threshold of 50% to a maximum of 200% for each portion of the awards.
A summary of the Company’s performance-based awards activity is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Fair Value(1)
Outstanding as of August 31, 2008	557	$43.41
Granted	57	$22.30
Vested	(153)	34.46	$26.93
Forfeited	(182)	40.17
Outstanding as of August 31, 2009	279	$44.64
Granted	125	$46.71
Vested	(121)	39.72	$43.24
Forfeited	(17)	42.77
Outstanding as of August 31, 2010	266	$47.95
Granted	115	$59.45
Vested	(90)	63.82	$52.13
Forfeited	(6)	53.35
Outstanding as of August 31, 2011	285	$47.48
_____________________________

(1)	Amounts represent the value of the Company’s Class A common stock on the date that the performance share awards vested.

Compensation expense associated with performance-based awards was calculated using management’s current estimate of the expected level of achievement of the performance targets under the Plan. Compensation expense for anticipated awards based on the Company’s financial performance was $6 million, $3 million and less than $1 million for the years ended August 31, 2011, 2010 and 2009, respectively. As of August 31, 2011, unrecognized compensation costs related to non-vested performance shares amounted to $8 million, which is expected to be recognized over a weighted average period of 1.6 years.
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
DSUs granted during the years ended August 31, 2011, 2010 and 2009 were for a total of 17,459 shares, 30,834 shares and 28,638 shares, respectively. The compensation expense associated with DSUs and the total value of shares vested during each of the years ended August 31, 2011, 2010 and 2009, as well as the unrecognized compensation expense as of August 31, 2011, were not material.
Stock Options
Under the Plan, stock options are granted to employees at exercise prices equal to the fair market value of the Company’s Class A common stock at the dates of grant at the sole discretion of the Board of Directors. Generally, stock options vest ratably over a five-year period from the date of grant and have a contractual term of ten years. The fair value of each option grant under the Plan is estimated at the date of grant using the Black-Scholes Option Pricing Model, which utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and employee exercise behavior. No options were granted in the years ended August

64 / Schnitzer Steel Industries, Inc. Form 10-K 2011

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

31, 2011, 2010 and 2009.
A summary of the Company’s stock option activity and related information is as follows:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding as of August 31, 2008	506	$25.03	6.3	$21,931
Exercises	(120)	$14.01
Forfeitures/Cancellations	(9)	34.53
Outstanding as of August 31, 2009	377	$28.32	5.6	$9,683
Exercises	(36)	$26.08
Forfeitures/Cancellations	(3)	34.46
Outstanding as of August 31, 2010	338	$28.51	4.8	$5,324
Exercises	(19)	$28.70
Outstanding and exercisable as of August 31, 2011	319	$28.50	3.9	$5,430
_____________________________

(1)
Amounts represent the difference between the exercise price and the closing price of the Company’s stock on the last trading day of the corresponding fiscal year, multiplied by the number of in-the-money options.

All outstanding stock options were vested as of August 31, 2011. The aggregate intrinsic value of stock options exercised, which was $1 million, $1 million and $4 million for the years ended August 31, 2011, 2010 and 2009, respectively, represents the difference between the exercise price and the value of the Company’s stock at the time of exercise. The total fair value of stock options vested, compensation expense associated with stock options, the total proceeds received from option exercises and the tax benefits realized from options exercised were not material during each of the years ended August 31, 2011, 2010 and 2009.
Note 17 – Income Taxes
Income (loss) from continuing operations before income taxes was as follows for the years ended August 31 (in thousands):

	2011	2010	2009
United States	$171,329	$117,104	$(50,634)
Foreign	9,476	8,229	3,570
Total	$180,805	$125,333	$(47,064)
Income tax expense (benefit) from continuing operations consisted of the following for the years ended August 31 (in thousands):

	2011	2010	2009
Current:
Federal	$33,499	$25,187	$(44,249)
State	2,583	1,801	(838)
Foreign	82	2,320	(134)
Total current tax expense (benefit)	36,164	29,308	(45,221)
Deferred:
Federal	19,164	10,466	25,536
State	383	812	(886)
Foreign	1,457	239	656
Total deferred tax expense	21,004	11,517	25,306
Total income tax expense (benefit)	$57,168	$40,825	$(19,915)

65 / Schnitzer Steel Industries, Inc. Form 10-K 2011

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the difference between the federal statutory rate and the Company's effective tax rate for the years ended August 31 is as follows:

	2011	2010	2009
Federal statutory rate	35.0%	35.0%	(35.0)%
State taxes, net of credits	0.7	0.7	(8.7)
Foreign income taxed at different rates	(0.6)	(0.6)	(1.4)
Section 199 deduction	(1.0)	(2.4)	3.4
Non-deductible officers’ compensation	0.3	1.0	(2.2)
Noncontrolling interests	(1.0)	(1.1)	(0.6)
Research and development credits	(0.5)	—	—
Other	(1.3)	—	2.2
Effective tax rate	31.6%	32.6%	(42.3)%

The effective tax rate differed from the U.S. federal statutory rate of 35.0%, primarily due to the lower tax rate for foreign income and domestic production activities deductions. The fiscal 2011 effective tax rate also benefited from certain adjustments recorded in the period, including a recognition of research and development credits and a reduction in a reserve for unrecognized state income tax benefits. In addition, during the fourth quarter of fiscal 2011, the Company recorded an adjustment to correct an error that originated in a prior period pertaining to deferred tax liabilities related to the Company’s investment in a subsidiary. The correction of this error resulted in a reduction of income tax expense and an increase to net income of $3 million for the year ended August 31, 2011. Management determined that this error was not material to any previously reported consolidated financial statements and the resulting correction was not material to the Consolidated Financial Statements for the year ended August 31, 2011.

Deferred tax assets and liabilities were comprised of the following as of August 31 (in thousands):

	2011	2010
Deferred tax assets:
Environmental liabilities	$9,727	$9,341
Employee benefit accruals	12,547	10,067
State income tax and other	2,948	3,297
Net operating loss carryforwards	988	1,107
State credit carryforwards	2,294	2,671
Inventory valuation methods	4,321	4,768
Alternative minimum tax credit carryforwards	—	742
Valuation allowances	(589)	(855)
Total deferred tax assets	32,236	31,138
Deferred tax liabilities:
Accelerated depreciation and basis differences	101,457	77,457
Prepaid expense acceleration	2,287	2,064
Translation adjustment	2,086	1,210
Total deferred tax liabilities	105,830	80,731
Net deferred tax liability	$73,594	$49,593
Deferred taxes included the benefits from state net operating loss carry forwards and state tax credits will expire if not used between 2012 and 2029.

66 / Schnitzer Steel Industries, Inc. Form 10-K 2011

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Uncertainty in Income Taxes
The following table summarizes the activity related to the Company’s reserve for unrecognized tax benefits, excluding interest and penalties, for the years ended August 31 (in thousands):

	2011	2010	2009
Unrecognized tax benefits, as of the beginning of the year	$1,631	$3,372	$5,761
Additions for tax positions of prior years	—	—	201
Reductions for tax positions of prior years	(75)	(274)	(645)
Settlements with tax authorities	(875)	(315)	(1,159)
Additions for tax positions of the current year	160	—	657
Reductions for lapse of statutes	(538)	(1,152)	(1,443)
Unrecognized tax benefits, as of the end of the year	$303	$1,631	$3,372
The Company does not anticipate any material changes to the reserve in the next 12 months.
The recognized amounts of tax-related penalties and interest were not material for all periods presented.
The Company files federal and state income tax returns in the U.S. and foreign tax returns in Puerto Rico and Canada. The federal statute of limitations has expired for fiscal 2007 and prior years. Canadian and several state tax authorities are currently examining the Company’s income tax returns for fiscal years 2004 to 2008.
The Company currently pays a 7% tax rate on earnings in Puerto Rico based on its qualification as a manufacturer. In 2010, a local regulatory agency issued a letter challenging the Company’s entitlement to the manufacturing tax exemption, which, if upheld, could have increased the Company’s tax rate in Puerto Rico. In September 2011, that agency withdrew its challenge, and the Company continues to benefit from the manufacturing tax exemption.
Note 18 – Net Income (Loss) Per Share
The following table sets forth the information used to compute basic and diluted net income (loss) per share attributable to SSI for the years ended August 31 (in thousands):

	2011	2010	2009
Income (loss) from continuing operations	$123,637	$84,508	$(27,149)
Net income attributable to noncontrolling interests	(5,181)	(3,926)	(866)
Income (loss) from continuing operations attributable to SSI	118,456	80,582	(28,015)
Loss from discontinued operations, net of tax	(101)	(13,832)	(4,214)
Net income (loss) attributable to SSI	$118,355	$66,750	$(32,229)
Computation of shares:
Weighted average common shares outstanding, basic	27,649	27,832	28,159
Incremental common shares attributable to dilutive stock options, performance share awards, DSUs and RSUs	310	315	—
Weighted average common shares outstanding, diluted	27,959	28,147	28,159

Common stock equivalent shares of 39,820, 50,702 and 828,869 were considered antidilutive and were excluded from the calculation of diluted net income (loss) per share for the years ended August 31, 2011, 2010 and 2009, respectively.
Note 19 – Related Party Transactions
The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $48 million, $29 million and $16 million for the years ended August 31, 2011, 2010 and 2009, respectively. Advances to (payments from) these joint ventures were $(2) million, less than $1 million and $2 million for the years ended August 31, 2011, 2010 and 2009, respectively. The Company owed $2 million and $1 million to joint ventures as of August 31, 2011 and 2010, respectively.
In November 2010, the Company and a joint venture partner entered into a series of agreements to facilitate the expansion of their

67 / Schnitzer Steel Industries, Inc. Form 10-K 2011

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

joint venture operations in order to increase the flow of scrap into MRB yards. In order to fund this growth, the Company and its joint venture partner each contributed an additional $2 million in equity to the joint venture.
In connection with the acquisition of the metals recycling business assets of Amix Salvage & Sales Ltd. during fiscal 2011, the Company entered into a series of agreements to lease property or obtain services with entities owned by the minority shareholder of the Company’s subsidiary that operates its MRB facilities in British Columbia and Alberta, Canada. The Company paid $3 million under these agreements for the year ended August 31, 2011.
Thomas D. Klauer, Jr., President of the Company’s Auto Parts Business, is the sole shareholder of a corporation that is the 25% minority partner in a partnership in which the Company is the 75% partner and which operates four self-service stores in Northern California. Mr. Klauer’s 25% share of the profits of this partnership totaled $2 million, $2 million and $1 million in the years ended August 31, 2011, 2010 and 2009, respectively. The Company and a company owned by Mr. Klauer jointly own the real property at one of these stores, which is leased to the partnership. Mr. Klauer’s share of the annual rent paid by the partnership is less than $1 million. The term of this lease expires in December 2015, and the partnership has the option to renew the lease, upon its expiration, for multiple five-year periods. Rent under the lease is adjusted annually based on the Consumer Price Index. Also in fiscal 2009, Mr. Klauer, through a company of which he is the sole shareholder, acquired ownership of a contiguous parcel of real property, a portion of which is leased to the partnership. The term of this lease expires in December 2015, and the partnership has the option to renew the lease, upon its expiration, for multiple five-year periods. Rent under the lease is adjusted annually based on the Consumer Price Index. The rent paid by the partnership to Mr. Klauer’s company for this parcel was less than $1 million in the years ended August 31, 2011, 2010 and 2009. In addition, in July 2011, the Company leased a parcel of land in San Jose from a company of which Mr. Klauer is sole shareholder. The term of this lease expires on January 31, 2012, and the Company has the option to renew the lease for an additional six months. The rent paid to Mr. Klauer’s company in fiscal 2011 for this parcel was less than $1 million. In addition, during the year ended August 31, 2008, the Company loaned this partnership $5 million to fund the exercise of an option to purchase another property occupied by the partnership from an unrelated third party. The loan accrued interest at 5% per annum, and the partnership was prohibited from making distributions to its partners (other than for taxes on the income of the partnership) until the loan was repaid. The principal balance was repaid in the first quarter of fiscal 2010.
Certain shareholders of the Company own significant interests in, or are related to owners of, the entities discussed below. As such, these entities are considered related parties for financial reporting purposes. All transactions with the Schnitzer family (including Schnitzer family companies) require the approval of the Company’s Audit Committee, and the Company is in compliance with this policy. Members of the Schnitzer family own all of the outstanding stock of Schnitzer Investment Corp. (“SIC”), which is engaged in the real estate business and was a subsidiary of the Company prior to 1989. The Company and SIC are both potentially responsible parties with respect to Portland Harbor, which has been designated as a Superfund site since December 2000. The Company and SIC have worked together in response to Portland Harbor matters, and the Company has paid all of the legal and consulting fees for the joint defense, in part due to its environmental indemnity obligation to SIC with respect to the Portland scrap metal operations property. As these costs have increased substantially in the last two years, the Company and SIC have agreed to an equitable cost sharing arrangement with respect to defense costs under which SIC will pay 50% of the legal and consulting costs, net of insurance recoveries. The Company recognized $1 million and $3 million in reimbursement of environmental expenses in the year ended August 31, 2011 and 2010, respectively, for SIC’s share of costs. Amounts receivable from SIC under this agreement were less than $1 million and $1 million as of August 31, 2011 and 2010, respectively.
The Company’s Restated Articles of Incorporation and Bylaws obligate it to indemnify current or former directors and officers to the fullest extent not prohibited by law, and further obligates it to advance expenses incurred in defending any pending or threatened proceeding to any such person in advance of a final disposition of such matters, but only if the involved officer or director affirms a good faith belief of entitlement to indemnification and undertakes to repay such expenses if it is ultimately determined by a court that the person is not entitled to be indemnified. In connection with the continuing investigation of certain former employees related to the Company’s past practice of making improper payments to purchasing managers of customers in Asia, Robert W. Philip, former Chairman, President and Chief Executive Officer of the Company, requested advancement of expenses and provided the required undertaking. The Company advanced $1 million to Mr. Philip for legal expenses in connection with the investigation during fiscal 2010 and 2009. During fiscal 2010, the Company was reimbursed by its D&O insurance carrier for approximately $3 million of the amounts advanced to former officers and directors.
William Furman, a director of the Company, is the Chairman and Chief Executive Officer of The Greenbrier Companies (with its subsidiaries, “Greenbrier”). During the years ended August 31, 2011, 2010 and 2009, the Company engaged in a series of transactions with Greenbrier in which the Company sold as well as purchased goods on an arm’s length’s basis. During the years ended August 31, 2011, 2010 and 2009, the Company sold goods to Greenbrier in the amount of less than $1 million, $1 million and less than $1 million, respectively. Purchases of goods from Greenbrier were less than $1 million during each of the years ended August 31, 2011, 2010 and 2009.

68 / Schnitzer Steel Industries, Inc. Form 10-K 2011

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Segment Information
The accounting standards for reporting information about operating segments define operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company is organized by line of business. While the Chief Executive Officer evaluates results in a number of different ways, the line of business management structure is the primary basis for which the allocation of resources and financial results are assessed. Under the aforementioned criteria, the Company operates in three operating and reporting segments: metal purchasing, processing, recycling and selling (MRB), used auto parts (APB) and mini-mill steel manufacturing (SMB). Additionally, the Company is a noncontrolling partner in joint ventures, which are either in the metals recycling business or are suppliers of unprocessed metal.
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
The following is a summary of the Company’s total assets as of August 31 (in thousands):

	2011	2010
Total assets:
Metals Recycling Business(1)	$1,668,778	$1,405,765
Auto Parts Business	304,060	243,976
Steel Manufacturing Business	324,596	322,601
Total segment assets	2,297,434	1,972,342
Corporate and eliminations	(407,265)	(628,924)
Total assets	$1,890,169	$1,343,418
Property, plant and equipment, net (2)	$555,284	$460,810
_____________________________

(1)	MRB total assets include $17 million and $14 million as of August 31, 2011 and 2010, respectively, for investments in joint venture partnerships.

(2)	Property, plant and equipment, net includes $49 million and $3 million as of August 31, 2011 and 2010, respectively, at our Canadian locations.

69 / Schnitzer Steel Industries, Inc. Form 10-K 2011

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The table below illustrates the Company’s results by reporting segment for the years ended August 31 (in thousands):

	2011	2010	2009
Metals Recycling Business:
Revenues	$3,070,004	$1,979,770	$1,507,655
Less: Intersegment revenues	(169,331)	(155,310)	(109,985)
MRB external customer revenues	2,900,673	1,824,460	1,397,670
Auto Parts Business:
Revenues	319,833	241,233	153,207
Less: Intersegment revenues	(78,795)	(49,538)	(26,916)
APB external customer revenues	241,038	191,695	126,291
Steel Manufacturing Business:
Revenues	317,483	285,085	263,269
Total revenues	$3,459,194	$2,301,240	$1,787,230
Depreciation and amortization:
Metals Recycling Business	$49,773	$38,516	$35,649
Auto Parts Business	10,131	7,568	6,627
Steel Manufacturing Business	10,782	12,879	12,097
Segment depreciation and amortization	70,686	58,963	54,373
Corporate	4,180	4,265	4,027
Total depreciation and amortization	$74,866	$63,228	$58,400
Capital expenditures:
Metals Recycling Business	$88,917	$53,753	$40,875
Auto Parts Business	7,099	4,682	9,574
Steel Manufacturing Business	3,328	3,255	6,205
Segment capital expenditures	99,344	61,690	56,654
Corporate	5,620	2,634	2,390
Total capital expenditures	$104,964	$64,324	$59,044
Reconciliation of the Company’s segment operating income (loss) to income (loss) from continuing operations before income taxes:
Metals Recycling Business(1)(2)	$164,646	$118,449	$12,552
Auto Parts Business	64,027	51,096	3,564
Steel Manufacturing Business	2,562	(5,862)	(42,000)
Segment operating income (loss)	231,235	163,683	(25,884)
Corporate and eliminations	(45,271)	(37,786)	(25,240)
Operating income (loss)	185,964	125,897	(51,124)
Interest income	384	459	1,179
Interest expense	(8,436)	(2,343)	(3,342)
Other income, net	2,893	1,320	6,223
Income (loss) from continuing operations before income taxes	$180,805	$125,333	$(47,064)
_____________________________

(1)	MRB operating income for fiscal 2009 includes bad debt expense of $8 million.

(2)	MRB operating income includes $5 million, $3 million and $1 million in income from joint ventures accounted for by the equity method in fiscal 2011, 2010 and 2009, respectively.

70 / Schnitzer Steel Industries, Inc. Form 10-K 2011

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following revenues from external customers are presented based on the sales destination and by major product for the years ended August 31 (in thousands):

	2011	2010	2009
Revenues based on sales destination:
Foreign	$2,471,737	$1,570,936	$1,252,782
Domestic	987,457	730,304	534,448
Total revenues from external customers	$3,459,194	$2,301,240	$1,787,230

Major product information:
Ferrous scrap metal	$2,259,229	$1,403,354	$1,139,323
Nonferrous scrap metal and other	641,444	421,106	258,347
Auto parts	241,038	191,695	126,291
Finished steel products	317,338	270,712	245,175
Semi-finished steel products	145	14,373	18,094
Total revenues from external customers	$3,459,194	$2,301,240	$1,787,230

In fiscal 2011, 2010 and 2009, there were no external customers that accounted for more than 10% of the Company’s consolidated revenues. Sales to customers in foreign countries are a significant part of the Company’s business. The schedule below identifies those foreign countries in which the Company’s sales exceeded 10% of consolidated revenues in any of the last three years ended August 31 (in thousands):

	2011	% of Revenue	2010	% of Revenue	2009	% of Revenue
China	$884,744	25.6%	$487,098	21.2%	$570,400	31.9%
South Korea	$310,977	9.0%	$260,456	11.3%	$83,821	4.7%

71 / Schnitzer Steel Industries, Inc. Form 10-K 2011

Quarterly Financial Data (Unaudited)
In the opinion of management, this unaudited quarterly financial summary includes all adjustments necessary to present fairly the results for the periods represented (in thousands, except per share amounts):

	Fiscal 2011
	First	Second	Third	Fourth
Revenues	$675,104	$721,842	$981,062	$1,081,186
Operating income	$28,440	$45,937	$55,332	$56,255
Income (loss) from discontinued operations, net of tax	$23	$11	$282	$(417)
Net income attributable to SSI	$17,794	$30,825	$33,028	$36,708
Basic net income per share attributable to SSI	$0.65	$1.12	$1.19	$1.32
Diluted net income per share attributable to SSI	$0.64	$1.10	$1.18	$1.31
	Fiscal 2010
	First	Second	Third	Fourth
Revenues	$394,282	$564,328	$703,539	$639,091
Operating income	$9,282	$28,537	$63,775	$24,303
Income (loss) from discontinued operations, net of tax	$(14,974)	$(72)	$23	$1,191
Net income (loss) attributable to SSI	$(8,569)	$17,459	$40,453	$17,407
Basic net income (loss) per share attributable to SSI	$(0.31)	$0.63	$1.45	$0.63
Diluted net income (loss) per share attributable to SSI	$(0.30)	$0.62	$1.43	$0.62

During the fourth quarter of fiscal 2011, the Company recorded an adjustment to correct an error that originated in a prior period pertaining to deferred tax liabilities related to the Company’s investment in a subsidiary. The correction of this error resulted in a reduction of income tax expense and an increase to net income of $3 million for the fourth quarter of fiscal 2011.

72 / Schnitzer Steel Industries, Inc. Form 10-K 2011

Schedule II – Valuation and Qualifying Accounts
For the Years Ended August 31, 2011, 2010 and 2009
(In thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Charges to cost and expenses	Deductions	Balance at end of period
Fiscal 2011
Allowance for doubtful accounts	$6,209	$334	$(395)	$6,148
Inventory reserves	$1,099	$395	$—	$1,494
Deferred tax valuation allowance	$855	$189	$(455)	$589
Fiscal 2010
Allowance for doubtful accounts	$7,509	$(255)	$(1,045)	$6,209
Inventory reserves	$1,269	$153	$(323)	$1,099
Deferred tax valuation allowance	$455	$400	$—	$855
Fiscal 2009
Allowance for doubtful accounts	$3,049	$8,916	$(4,456)	$7,509
Inventory reserves	$1,125	$144	$—	$1,269
Deferred tax valuation allowance	$520	$—	$(65)	$455

73 / Schnitzer Steel Industries, Inc. Form 10-K 2011

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2011, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Management’s Annual Report on Internal Control Over Financial Reporting is presented within Part II, Item 8 of this report and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

74 / Schnitzer Steel Industries, Inc. Form 10-K 2011

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by Item 401 of Regulation S-K regarding directors, and information required by Items 405, 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K, will be included under “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders and is incorporated herein by reference.
Executive Officers of the Registrant

Name	Age	Office
Tamara L. Lundgren	54	President and Chief Executive Officer
Richard D. Peach	48	Senior Vice President and Chief Financial Officer
Gary A. Schnitzer	69	Executive Vice President
Donald W. Hamaker	59	Senior Vice President and President, Metals Recycling Business
Thomas D. Klauer, Jr.	57	Senior Vice President and President, Auto Parts Business
Jeffrey Dyck	48	Senior Vice President and President, Steel Manufacturing Business
Richard C. Josephson	63	Senior Vice President, General Counsel and Secretary
George P. Nutwell	64	Senior Vice President and Chief of Operations – Capital and Interdivisional Programs
Jeff P. Poeschl	46	Vice President, Corporate Controller and Principal Accounting Officer

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
Richard D. Peach joined us in March 2007 and was appointed Chief Financial Officer in December 2007. Mr. Peach was the Chief Financial Officer and Senior Vice President with the Western US energy utility, PacifiCorp, from 2003 to 2006. From 1995 to 2002, he served in a variety of senior management positions with ScottishPower, the international energy company, including Group Controller, Managing Director of United Kingdom Customer Services and Director of Energy Supply Finance. Prior to joining ScottishPower, Mr. Peach was a senior manager with Coopers & Lybrand. Mr. Peach is a member of the Institute of Chartered Accountants of Scotland.
Gary A. Schnitzer is Executive Vice President and was in charge of our California metals recycling operations from 1980 until 2007. Mr. Schnitzer currently serves on our Executive Committee and assists in developing the strategic direction of our Metals Recycling Business and Auto Parts Business. Mr. Schnitzer is a brother-in-law of Kenneth Novack and a first cousin of Jean S. Reynolds. Scott Lewis is the son of a first cousin of Mr. Novack’s wife. Mr. Novack, Ms. Reynolds and Mr. Lewis are directors of the Company and members of the Schnitzer family.
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
Jeffrey Dyck joined the Steel Manufacturing Business in February 1994 and served in a variety of positions, including Manager of the Rolling Mills and Director of Operations of the Steel Manufacturing Business, before his promotion to President of SMB in June 2005.
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

75 / Schnitzer Steel Industries, Inc. Form 10-K 2011

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
Code of Ethics
On April 28, 2010, the Board of Directors approved a revised Company’s Code of Conduct that is applicable to all of its directors and employees. It includes additional provisions that apply to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions (the “Senior Financial Officers”). This document is posted on the Corporate Governance page of the Company’s internet website (www.schnitzersteel.com) and is available free of charge by calling the Company or submitting a request to ir@schn.com. The Company intends to satisfy its disclosure obligations with respect to any amendments to or waivers of the Code for directors, executive officers or Senior Financial Officers by posting such information on its internet website set forth above rather than by filing a Form 8-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K will be included under “Compensation of Executive Officers,” “Compensation Discussion and Analysis”, “Director Compensation”, “Corporate Governance – Assessment of Compensation Risk” and “Compensation Committee Report” in the Company’s Proxy Statement to be filed for its 2012 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management, as required by Item 403 of Regulation S-K, will be included under “Voting Securities and Principal Shareholders” in the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to securities authorized for issuance under equity compensation plans, as required by Item 201(d) of Regulation S-K, will be included under “Compensation Plan Information” in the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K will be included under “Certain Transactions” and “Corporate Governance – Director Independence” in the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding the Company’s principal accountant fees and services required by Item 9(e) of Schedule 14A will be included under “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

76 / Schnitzer Steel Industries, Inc. Form 10-K 2011

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1	The following financial statements are filed as part of this report:

The Report of Independent Registered Public Accounting Firm, the Company’s Consolidated Financial Statements, the Notes thereto and the quarterly financial data (unaudited) are on pages 40 through 72 of this report.

	2	The following financial statement schedule is filed as part of this report:
		Schedule II Valuation and Qualifying Accounts is on page 73 of this report.
		All other schedules are omitted as the information is either not applicable or is not required.

3	The following exhibits are filed as part of this report:

3.1	2006 Restated Articles of Incorporation of the Registrant. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 9, 2006, and incorporated herein by reference.

3.2	Restated Bylaws of the Registrant. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 30, 2009, and incorporated herein by reference.

4.4
Rights Agreement, dated March 21, 2006, between the Registrant and Wells Fargo Bank, N.A. Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2006, and incorporated herein by reference.

4.6
Second Amended and Restated Credit Agreement, dated February 9, 2011, between the Registrant, Bank of America, NA, and the Other Lenders Party Thereto. Filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 2011, and incorporated herein by reference.

9.1
Schnitzer Steel Industries, Inc. 2001 Restated Voting Trust and Buy-Sell Agreement, dated March 26, 2001. Filed as Exhibit 9.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference.

10.1
Lease Agreement, dated September 1, 1988, between Schnitzer Investment Corp. and the Registrant, as amended, relating to the Portland Metals Recycling operation and which has terminated except for surviving indemnity obligations. Filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on September 24, 1993 (Commission File No. 33-69352), and incorporated herein by reference.

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

77 / Schnitzer Steel Industries, Inc. Form 10-K 2011

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

78 / Schnitzer Steel Industries, Inc. Form 10-K 2011

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

*10.25
Fiscal 2011 Annual Performance Bonus Program for John D. Carter and Tamara L. Lundgren. Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 2010 and incorporated herein by reference.

*10.26
Amendment No. 1 dated June 29, 2011 to Amended and Restated Employment Agreement by and between the Registrant and Tamara L. Lundgren dated October 29, 2008. Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 2011 and incorporated herein by reference.

*10.27
Amended and Restated Employment Agreement by and between the Registrant and John D. Carter dated June 29, 2011. Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 2011 and incorporated herein by reference.

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

101
The following financial information from Schnitzer Steel Industries, Inc.'s Annual Report on Form 10-K for the year ended August 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the year ended August 31, 2011, 2010 and 2009, (ii) Consolidated Balance Sheets as of August 31, 2011, and August 31, 2010, (iii) Consolidated Statements of Cash Flows for the year ended August 31, 2011, 2010 and 2009, and (iv) the Notes to Consolidated Financial Statements.(1)

*Management contract or compensatory plan or arrangement.

(1)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or

79 / Schnitzer Steel Industries, Inc. Form 10-K 2011

prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by the specific reference in such filing.
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

80 / Schnitzer Steel Industries, Inc. Form 10-K 2011

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
Dated: October 20, 2011	By:	/s/ RICHARD D. PEACH
Richard D. Peach
Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on October 20, 2011 in the capacities indicated.

Signature	Title

Principal Executive Officer:

/s/ TAMARA L. LUNDGREN	President and Chief Executive Officer
Tamara L. Lundgren

Principal Financial Officer:

/s/ RICHARD D. PEACH	Senior Vice President and Chief Financial Officer
Richard D. Peach

Principal Accounting Officer:

/s/ JEFF P. POESCHL	Vice President, Corporate Controller and Principal Accounting Officer
Jeff P. Poeschl

Directors: *DAVID J. ANDERSON	Director

David J. Anderson

*ROBERT S. BALL	Director
Robert S. Ball

*JOHN D. CARTER	Director
John D. Carter

*WILLIAM A. FURMAN	Director
William A. Furman

*JUDITH A. JOHANSEN	Director
Judith A. Johansen

*WAYLAND R. HICKS	Director
Wayland R. Hicks

81 / Schnitzer Steel Industries, Inc. Form 10-K 2011

Signature	Title

*WILLIAM D. LARSSON	Director
William D. Larsson

*SCOTT LEWIS	Director
Scott Lewis

*KENNETH M. NOVACK	Director
Kenneth M. Novack

*JEAN S. REYNOLDS	Director
Jean S. Reynolds

*By:	/s/ RICHARD D. PEACH
Attorney-in-fact, Richard D. Peach

82 / Schnitzer Steel Industries, Inc. Form 10-K 2011