Form 10-Q
period 2011-11-30
SCHNITZER STEEL INDUSTRIES INC
filed 2012-01-09
CIK 912603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended November 30, 2011
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
Yes  ☐    No  ☒
The Registrant had 24,395,353 shares of Class A common stock, par value of $1.00 per share, and 2,866,295 shares of Class B common stock, par value of $1.00 per share, outstanding as of December 30, 2011.

SCHNITZER STEEL INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	November 30, 2011	August 31, 2011
Assets
Current assets:
Cash and cash equivalents	$26,989	$49,462
Accounts receivable, net of allowance for doubtful accounts of $6,048 and $6,148	209,475	229,975
Inventories, net	410,119	335,120
Deferred income taxes	10,942	11,784
Refundable income taxes	13,035	3,541
Prepaid expenses and other current assets	30,583	24,117
Total current assets	701,143	653,999
Property, plant and equipment, net of accumulated depreciation of $486,737 and $471,305	552,833	555,284
Investments in joint venture partnerships	17,665	17,208
Goodwill	622,382	627,805
Intangibles, net of accumulated amortization of $15,015 and $20,846	19,510	20,906
Other assets	14,768	14,967
Total assets	$1,928,301	$1,890,169
Liabilities and Equity
Current liabilities:
Short-term borrowings	$14,665	$643
Accounts payable	111,079	141,011
Accrued payroll and related liabilities	21,766	36,475
Environmental liabilities	2,971	2,983
Accrued income taxes	2,788	13,833
Other accrued liabilities	40,265	38,368
Total current liabilities	193,534	233,313
Deferred income taxes	84,845	85,378
Long-term debt, net of current maturities	480,943	403,287
Environmental liabilities, net of current portion	37,562	37,872
Other long-term liabilities	10,315	10,030
Total liabilities	807,199	769,880
Commitments and contingencies (Note 6)
Redeemable noncontrolling interest	18,936	19,053
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 24,395 and 24,241 shares issued and outstanding	24,395	24,241
Class B common stock – 25,000 shares $1.00 par value authorized, 2,866 and 3,060 shares issued and outstanding	2,866	3,060
Additional paid-in capital	3,769	762
Retained earnings	1,070,363	1,065,109
Accumulated other comprehensive income (loss)	(5,208)	1,540
Total SSI shareholders’ equity	1,096,185	1,094,712
Noncontrolling interests	5,981	6,524
Total equity	1,102,166	1,101,236
Total liabilities and equity	$1,928,301	$1,890,169
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended November 30,
	2011	2010
Revenues	$812,176	$675,104
Operating expense:
Cost of goods sold	742,215	602,546
Selling, general and administrative	56,292	45,075
Environmental reserves charges (releases), net	(300)	(200)
Income from joint ventures	(1,001)	(757)
Operating income	14,970	28,440
Other income (expense):
Interest income	163	55
Interest expense	(3,271)	(598)
Other income (expense), net	(556)	161
Total other expense	(3,664)	(382)
Income from continuing operations before income taxes	11,306	28,058
Income tax expense	(3,561)	(9,164)
Income from continuing operations	7,745	18,894
Income from discontinued operations, net of tax	—	23
Net income	7,745	18,917
Net income attributable to noncontrolling interests	(727)	(1,123)
Net income attributable to SSI	$7,018	$17,794
Basic:
Income per share from continuing operations attributable to SSI	$0.26	$0.65
Income per share from discontinued operations	—	—
Net income per share attributable to SSI	$0.26	$0.65
Diluted:
Income per share from continuing operations attributable to SSI	$0.25	$0.64
Income per share from discontinued operations	—	—
Net income per share attributable to SSI	$0.25	$0.64
Weighted average number of common shares:
Basic	27,451	27,563
Diluted	27,715	27,871
Dividends declared per common share	$0.017	$0.017
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended November 30,
	2011	2010
Cash flows from operating activities:
Net income	$7,745	$18,917
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	20,346	16,321
Deferred income taxes	906	2,464
Undistributed equity in earnings of joint ventures	(963)	(962)
Share-based compensation expense	4,613	3,568
Excess tax benefit from share-based payment arrangements	(413)	383
Gain on disposal of assets	(116)	(61)
Environmental reserves charges (releases), net	(300)	(200)
Net gain on derivatives	—	(759)
Unrealized foreign exchange loss, net	272	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	8,278	(34,740)
Inventories	(74,117)	(6,456)
Refundable income taxes	(5,292)	53
Prepaid expenses and other current assets	(1,148)	740
Intangibles and other long-term assets	(1,079)	(556)
Accounts payable	(19,193)	(7,387)
Accrued payroll and related liabilities	(14,745)	(13,942)
Other accrued liabilities	3,452	(1,291)
Accrued income taxes	(14,834)	5,173
Environmental liabilities	(12)	(65)
Other long-term liabilities	(81)	3
Distributed equity in earnings of joint ventures	525	1,175
Net cash used in operating activities	(86,156)	(17,622)
Cash flows from investing activities:
Capital expenditures	(25,551)	(25,168)
Acquisitions, net of cash acquired	—	(6,956)
Joint venture receipts (payments), net	353	(619)
Proceeds from sale of assets	251	251
Net cash used in investing activities	(24,947)	(32,492)
Cash flows from financing activities:
Proceeds from line of credit	173,000	147,500
Repayment of line of credit	(159,000)	(147,500)
Borrowings from long-term debt	294,212	168,000
Repayment of long-term debt	(214,396)	(88,144)
Repurchase of Class A common stock	(3,117)	—
Taxes paid related to net share settlement of share-based payment arrangements	(840)	(1,873)
Excess tax benefit from share-based payment arrangements	413	(383)
Stock options exercised	—	16
Contributions from redeemable noncontrolling interests	454	—
Distributions to noncontrolling interests	(1,477)	(631)
Dividends paid	(468)	(466)
Net cash provided by financing activities	88,781	76,519
Effect of exchange rate changes on cash	(151)	288
Net increase (decrease) in cash and cash equivalents	(22,473)	26,693
Cash and cash equivalents as of beginning of period	49,462	30,342
Cash and cash equivalents as of end of period	$26,989	$57,035
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements of Schnitzer Steel Industries, Inc. (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. Management suggests that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2011. The results for the three months ended November 30, 2011 and 2010 are not necessarily indicative of the results of operations for the entire year.
Cash and Cash Equivalents
Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts of $33 million as of November 30, 2011 and $40 million as of August 31, 2011.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The majority of cash and cash equivalents are maintained with two major financial institutions (Bank of America and Wells Fargo Bank, N.A.). Balances in these institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250,000 as of November 30, 2011. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, letters of credit, cash deposits and monitoring procedures. The Company is exposed to a residual credit risk with respect to open letters of credit by virtue of the possibility of the failure of a bank providing a letter of credit. The Company had $100 million and $90 million of open letters of credit relating to accounts receivable as of November 30, 2011 and August 31, 2011, respectively.
Fair Value Measurements
Fair value is measured using inputs from the three levels of the fair value hierarchy. Classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are described as follows:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets and liabilities.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the determination of the fair value of the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs that are significant to the determination of the fair value of the asset or liability.
When developing the fair value measurements, the Company uses quoted market prices whenever available or seeks to maximize the use of observable inputs and minimize the use of unobservable inputs when quoted market prices are not available. See Note 7 - Redeemable Noncontrolling Interest and Note 9 - Derivative Financial Instruments for further detail.
Derivatives
The Company records derivative instruments in other assets or other liabilities in the Unaudited Condensed Consolidated Balance Sheets at fair value and changes in the fair value are either recognized in accumulated other comprehensive income (loss) in the Unaudited Condensed Consolidated Balance Sheets or net income in the Unaudited Condensed Consolidated Statements of Income, as applicable, depending on the nature of the underlying exposure, whether the derivative has been designated as a hedge, and if designated as a hedge, the extent to which the hedge is effective. Amounts included in accumulated other comprehensive income (loss) are reclassified to earnings in the period in which earnings are impacted by the hedged items or in the period that the hedged transaction is deemed no longer likely to occur. For cash flow hedges, a formal assessment is made, both at the hedge’s inception and on an ongoing basis, to determine whether the derivatives that are designated as hedging instruments have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. To the extent the hedge is determined to be ineffective, the ineffective portion is immediately recognized in

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

earnings. When available, quoted market prices or prices obtained through external sources are used to measure a contract’s fair value. The fair value of these instruments is a function of underlying forward commodity prices, related volatility, counterparty creditworthiness and duration of the contracts. Cash flows from derivatives are recognized in the Unaudited Condensed Consolidated Statements of Cash Flows in a manner consistent with the underlying transactions. See Note 9 - Derivative Financial Instruments.
Derivative contracts for commodities used in normal business operations that are settled by physical delivery, among other criteria, are eligible for and may be designated as normal purchases and normal sales. Contracts that qualify as normal purchases or normal sales are not marked-to-market. The Company does not use derivative instruments for trading or speculative purposes.
Redeemable Noncontrolling Interest
The Company has issued common stock of one of its subsidiaries to a noncontrolling interest holder of that subsidiary that is redeemable both at the option of the holder and upon the occurrence of an event that is not solely within the Company’s control. If the interest were to be redeemed, the Company would be required to purchase all of such interest at fair value on the date of redemption. As such, the redeemable noncontrolling interest is measured at fair value at each reporting period. Any adjustments to the carrying amount of the redeemable noncontrolling interest prior to exercise of the redemption option will be recorded to equity. Since redemption of the noncontrolling interest is outside of the Company’s control, these interests are presented on the Unaudited Condensed Consolidated Balance Sheets in the mezzanine section under the caption “Redeemable noncontrolling interest.” See Note 7 - Redeemable Noncontrolling Interest for further detail.

Note 2 - Recent Accounting Pronouncements
In May 2011, an accounting standard update was issued to clarify existing fair value measurement guidance and expand the disclosure requirements for fair value measurements estimated using unobservable inputs (Level 3 inputs). New disclosures are required to report quantitative information about the unobservable inputs used in the measurement of Level 3 valuations and to include the valuation process used to determine the fair value of the item and the sensitivity of the measurement to changes in unobservable inputs. This standard will be effective for the Company for the third quarter of fiscal year 2012. The standard is unlikely to impact the fair value measurement of any of the Company’s existing assets, liabilities, or equity valuations, but the additional disclosures will be required for the Company’s redeemable noncontrolling interest, which is measured using Level 3 inputs.
In June 2011, an accounting standard update was issued regarding the presentation of other comprehensive income in the financial statements. The standard eliminates the option of presenting other comprehensive income as part of the statement of changes in stockholders’ equity and instead requires the entity to present other comprehensive income as either a single statement of comprehensive income combined with net income or as two separate but consecutive statements. This amendment will be effective for the Company for fiscal year 2013 and interim periods therein. The Company currently reports other comprehensive income in the summary of changes in equity and comprehensive income and will be required to update the presentation of comprehensive income to be in compliance with the new standard.
In September 2011, an accounting standard update was issued that simplifies how an entity tests goodwill for impairment by allowing an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard includes examples of types of factors to consider in conducting the qualitative assessment. These include macro-economic conditions, such as a deterioration in the entity’s operating environment, entity-specific events, such as declining financial performance, and other events, such as an expectation that a reporting unit will be sold. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company is likely to early adopt this standard for the goodwill impairment test to be performed in fiscal 2012. Upon adoption, this standard will impact how the Company assesses goodwill for impairment but will not change the measurement or recognition of a potential goodwill impairment charge.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Inventories, net
Inventories, net consisted of the following (in thousands):

	November 30, 2011	August 31, 2011
Processed and unprocessed scrap metal	$308,124	$241,093
Semi-finished steel products (billets)	10,168	9,237
Finished goods	58,314	54,395
Supplies	33,513	30,395
Inventories, net	$410,119	$335,120

Note 4 - Business Combinations
During fiscal 2011, the Company made 10 acquisitions accounted for as business combinations. The total purchase price of these acquisitions of $314 million, comprising $293 million in cash and $21 million in non-cash consideration ($19 million in shares of a subsidiary and $2 million in contingent consideration), was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the date of acquisition. The excess of the aggregate purchase price over the fair value of the identifiable net assets acquired of $246 million for the year ended August 31, 2011 was recorded as goodwill.
The following unaudited pro forma financial information represents the combined results of our operations for the three months ended November 30, 2010, as if all of the fiscal 2011 acquisitions had occurred as of September 1, 2009 (in thousands):

Three Months Ended
November 30, 2010
Revenues	$718,683
Operating income(1)	$36,256
Net income(1)	$23,487
Net income attributable to SSI(1)	$21,643
_____________________________

(1)	Excludes nonrecurring executive compensation paid to the management of acquired companies that will not be incurred in the future.
These pro forma results are not necessarily indicative of what actual results would have been had these acquisitions occurred for the periods presented. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any synergies that may be achieved from combining operations.

Note 5 - Goodwill
The gross changes in the carrying amount of goodwill by reporting segment for the three months ended November 30, 2011 were as follows (in thousands):

	Metals Recycling Business	Auto Parts Business	Total
Balance as of August 31, 2011	$464,646	$163,159	$627,805
Purchase accounting adjustments	142	—	142
Foreign currency translation adjustment	(4,808)	(757)	(5,565)
Balance as of November 30, 2011	$459,980	$162,402	$622,382
There were no accumulated goodwill impairment charges as of November 30, 2011.

Note 6 - Commitments and Contingencies
The Company evaluates the adequacy of its environmental liabilities on a quarterly basis. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which reserves were established.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the Company’s environmental liabilities for the three months ended November 30, 2011 were as follows (in thousands):

	Balance as of August 31, 2011	Reserves Established (Released), Net	Payments	Balance as of November 30, 2011	Short-Term	Long-Term
Metals Recycling Business	$25,655	$(300)	$(22)	$25,333	$2,417	$22,916
Auto Parts Business	15,200	—	—	15,200	554	14,646
Total	$40,855	$(300)	$(22)	$40,533	$2,971	$37,562
Metals Recycling Business (“MRB”)
As of November 30, 2011, MRB had environmental reserves of $25 million for the potential remediation of locations where it has conducted business and has environmental liabilities from historical or recent activities.

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
The cost of the investigations and any remediation associated with the Site will not be reasonably estimable until completion of the data review and further investigations now being conducted by the LWG and the Trustees and the selection and approval of a remedy by the EPA. However, given the size of the Site and the nature of the conditions identified to date, the total cost of the investigations and remediation is likely to be substantial. In addition, because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs, it is not possible to estimate the costs which the Company might incur in connection with the Site, although such costs could be material to the Company’s financial position, results of operations, cash flows or liquidity. The Company has insurance policies that it believes will provide reimbursement for costs it incurs for defense and remediation in connection with the Site, although there is no assurance that those policies will cover all of the costs which the Company may incur. In fiscal 2006, the Company recorded a liability for its then estimated share of the costs of the investigation incurred by the LWG to date. As of November 30, 2011 and August 31, 2011, the Company’s reserve for third party investigation costs of the Site was $1 million.
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
Other Metals Recycling Business Sites
As of November 30, 2011, the Company had environmental reserves related to various MRB sites other than Portland Harbor of

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

$24 million. The reserves relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues and were not individually material at any site. No material environmental compliance enforcement proceedings are currently pending related to these sites.
Auto Parts Business (“APB”)
As of November 30, 2011, the Company had environmental reserves related to various APB sites of $15 million. The reserves relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues and were not individually material at any site. No material environmental compliance enforcement proceedings are currently pending related to these sites.
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
SMB has an operating permit issued under Title V of the Clean Air Act Amendments of 1990, which governs certain air quality standards. The permit is based on an annual production capacity of 950 thousand tons. The permit was first issued in 1998 and was renewed through March 1, 2012. The Company timely filed a renewal application, which allows for existing permit conditions to remain in force until the permit is renewed or a new permit is issued.
SMB had no environmental reserves as of November 30, 2011.
Other than the Portland Harbor Superfund site, which is discussed above, management currently believes that adequate provision has been made for the potential impact of these issues and that the ultimate outcomes will not have a material adverse effect on the Unaudited Condensed Consolidated Financial Statements of the Company as a whole. Historically, the amounts the Company has ultimately paid for such remediation activities have not been material in any given period.

Note 7 - Redeemable Noncontrolling Interest
In March 2011, the Company, through a wholly-owned acquisition subsidiary, acquired substantially all of the metals recycling business assets of Amix Salvage & Sales Ltd. As part of the purchase consideration, the Company issued the seller common shares equal to 20% of the issued and outstanding capital stock of the Company’s acquisition subsidiary. Under the terms of an agreement related to the acquisition, the noncontrolling interest holder has the right to require the Company to purchase its 20% interest in the Company’s acquisition subsidiary for fair value. The noncontrolling interest becomes redeemable within 60 days after the later of (i) the third anniversary of the date of the acquisition and (ii) the date on which certain principals of the minority shareholder are no longer employed by the Company. The conditions for redemption of the noncontrolling interest had not been met as of November 30, 2011.

As of November 30, 2011, the fair value of the redeemable noncontrolling interest was $19 million. No material changes in fair value were recorded since the initial measurement of the noncontrolling interest. The Company estimates fair value using Level 3 inputs under the fair value hierarchy based on standard valuation techniques using a discounted cash flow analysis. The determination of fair value requires management to apply significant judgment in formulating estimates and assumptions. These estimates and assumptions primarily include forecasts of future cash flows based on management’s best estimate of future sales and operating costs; pricing expectations; capital expenditures; working capital requirements; discount rates; growth rates; tax rates; and general market conditions.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Changes in Equity and Comprehensive Income
The following is a summary of the changes in equity and comprehensive income (in thousands):

	Fiscal 2012			Fiscal 2011
	SSI shareholders’ equity	Noncontrolling interests	Total equity	SSI shareholders’ equity	Noncontrolling interests	Total equity
Balances - September 1 (Beginning of period)	$1,094,712	$6,524	$1,101,236	$975,326	$4,306	$979,632
Net income(1)	7,018	934	7,952	17,794	1,123	18,917
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (net of tax of $(468) and $371)(2)	(6,815)	—	(6,815)	660	—	660
Pension obligations, net (net of tax of $39 and $54)	67	—	67	86	—	86
Change in net unrealized gain on cash flow hedges (net of tax of $66)	—	—	—	117	—	117
Comprehensive income	270	934	1,204	18,657	1,123	19,780
Distributions to noncontrolling interests	—	(1,477)	(1,477)	—	(631)	(631)
Share repurchases	(3,117)	—	(3,117)	—	—	—
Restricted stock withheld for taxes	(840)	—	(840)	(1,873)	—	(1,873)
Stock options exercised	—	—	—	16	—	16
Share-based compensation expense	5,210	—	5,210	3,568	—	3,568
Excess tax benefit (deficiency) from stock options exercised and restricted stock units vested	413	—	413	(383)	—	(383)
Cash dividends ($0.017 per share)	(463)	—	(463)	(467)	—	(467)
Balances - November 30 (End of period)	$1,096,185	$5,981	$1,102,166	$994,844	$4,798	$999,642
_____________________________

(1)
Net income attributable to noncontrolling interests at November 30, 2011 excludes a loss of $207 thousand allocable to the redeemable noncontrolling interest, which is reported in the mezzanine section of the Unaudited Condensed Consolidated Balance Sheets at November 30, 2011. See Note 7 - Redeemable Noncontrolling Interest.

(2)
Foreign currency translation adjustments exclude $(886) thousand relating to redeemable noncontrolling interests for the three months ended November 30, 2011, which is reported in the mezzanine section of the Unaudited Condensed Consolidated Balance Sheets at November 30, 2011. See Note 7 - Redeemable Noncontrolling Interest.

Note 9 - Derivative Financial Instruments
Foreign Currency Exchange Rate Risk Management
The Company entered into forward contracts during fiscal 2011 to mitigate exposure to exchange rate fluctuations on Euro-denominated fixed asset purchases, which were designated as cash flow hedges for accounting purposes. These foreign currency forward contracts are measured using forward exchange rates based on observable exchange rates quoted in an active market and are classified as a Level 1 fair value measurement under the fair value hierarchy. In the first quarter of fiscal 2012, the Company determined that the forecasted transaction was no longer probable and de-designated these contracts as hedges. These forward contracts were terminated in the first quarter of fiscal 2012. The nominal amount and fair value of these forward contracts, the amounts reclassified from accumulated other comprehensive income (loss) and the realized losses recorded in other income (expense), net during the period were not material to the Unaudited Condensed Consolidated Financial Statements.

Note 10 - Share-based Compensation
In the first quarter of fiscal 2012, the Compensation Committee granted 143,718 restricted stock units (RSU) to its key employees

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and officers under the Company’s 1993 Stock Incentive Plan. The majority of the RSUs have a five-year term and vest 20% per year commencing June 1, 2012. The estimated fair value of the RSUs granted is based on the market closing price of the underlying Class A common stock on the date of grant and totaled $6 million. The compensation expense associated with the RSUs is recognized over the requisite service period of the awards, net of forfeitures.

Note 11 - Income Taxes
The effective tax rates for the Company’s continuing operations for the three months ended November 30, 2011 and 2010 were 31.5% and 32.7%, respectively.
A reconciliation of the difference between the federal statutory rate and the Company’s effective rate is as follows:

	Three Months Ended November 30,
	2011	2010
Federal statutory rate	35.0%	35.0%
State taxes, net of credits	1.3	1.0
Foreign income taxed at different rates	(1.6)	(1.1)
Section 199 deduction	(1.7)	(1.4)
Non-deductible officers’ compensation	0.7	0.3
Noncontrolling interests	(2.0)	(1.4)
Other	(0.2)	0.3
Effective tax rate	31.5%	32.7%
The Company files federal and state income tax returns in the U.S. and foreign tax returns in Puerto Rico and Canada. The federal statute of limitations has expired for fiscal 2007 and prior years. The Internal Revenue Service is currently examining the Company’s federal income tax returns for fiscal years 2009 and 2010, and Canadian and several state tax authorities are currently examining returns for fiscal years 2005 to 2009.

Note 12 - Net Income Per Share
The following table sets forth the information used to compute basic and diluted net income per share attributable to SSI for the three months ended November 30 (in thousands):

	2011	2010
Income from continuing operations	$7,745	$18,894
Net income attributable to noncontrolling interests	(727)	(1,123)
Income from continuing operations attributable to SSI	7,018	17,771
Income from discontinued operations, net of tax	—	23
Net income attributable to SSI	$7,018	$17,794
Computation of shares:
Weighted average common shares outstanding, basic	27,451	27,563
Incremental common shares attributable to dilutive stock options, performance share awards, DSUs and RSUs	264	308
Weighted average common shares outstanding, diluted	27,715	27,871
Common stock equivalent shares of 351,074 and 50,599 were considered antidilutive and were excluded from the calculation of diluted net income per share for the three months ended November 30, 2011 and 2010.

Note 13 - Related Party Transactions
The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $10 million for each of the three months ended November 30, 2011 and 2010. Payments from these joint ventures were less than $1 million and $1 million for the three months ended November 30, 2011 and 2010, respectively. The Company owed $3 million and $2 million to joint ventures as of November 30, 2011 and August 31, 2011.
In November 2010, the Company and a joint venture partner entered into a series of agreements to facilitate the expansion of their

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

joint venture operations in order to increase the flow of scrap into MRB yards. In order to fund this growth, the Company and its joint venture partner each contributed an additional $2 million in equity to the joint venture.
In connection with the acquisition of the metals recycling assets of Amix Salvage & Sales Ltd., the Company entered into a series of agreements to obtain barging and other services and lease property with entities owned by the minority shareholder of the Company’s subsidiary that operates its MRB facilities in Vancouver, British Columbia and Alberta, Canada. The Company paid $3 million, primarily for barging services, under these agreements for the three months ended November 30, 2011.
Thomas D. Klauer, Jr., President of the Company’s Auto Parts Business, is the sole shareholder of a corporation that is the 25% minority partner in a partnership in which the Company is the 75% partner and which operates four self-service stores in Northern California. Mr. Klauer’s 25% share of the profits of this partnership totaled $1 million for each of the three months ended November 30, 2011 and 2010. The Company and a company owned by Mr. Klauer jointly own the real property at one of these stores, which is leased to the partnership. Mr. Klauer’s share of the annual rent paid by the partnership is less than $1 million. The term of this lease expires in December 2015, and the partnership has the option to renew the lease, upon its expiration, for multiple five-year periods. Rent under the lease is adjusted annually based on the Consumer Price Index. The partnership also leases property owned by Mr. Klauer, through a company of which he is the sole shareholder. The term of this lease expires in December 2015, and the partnership has the option to renew the lease, upon its expiration, for multiple five-year periods. Rent under the lease is adjusted annually based on the Consumer Price Index. The rent paid by the partnership to Mr. Klauer’s company for this parcel was less than $1 million for each of the three months ended November 30, 2011 and 2010. In addition, in July 2011, the Company leased a parcel of land in San Jose from a company of which Mr. Klauer is the sole shareholder. The initial term of this lease expires on January 31, 2012, and the Company has exercised its option to renew the lease for an additional six months. The rent paid to Mr. Klauer’s company for the three months ended November 30, 2011 was less than $1 million.
Certain members of the Schnitzer family own significant interests in, or are related to owners of, Schnitzer Investment Corp (“SIC”), which is engaged in the real estate business and was a subsidiary of the Company prior to 1989. SIC is considered a related party for financial reporting purposes. All transactions with the Schnitzer family (including Schnitzer family companies) require the approval of the Company’s Audit Committee, and the Company is in compliance with this policy. The Company and SIC are both potentially responsible parties with respect to Portland Harbor, which has been designated as a Superfund site since December 2000. The Company and SIC have worked together in response to Portland Harbor matters, and the Company has paid all of the legal and consulting fees for the joint defense, in part due to its environmental indemnity obligation to SIC with respect to the Portland scrap metal operations property. As these costs have increased substantially in the last two years, the Company and SIC have agreed to an equitable cost sharing arrangement with respect to defense costs under which SIC will pay 50% of the legal and consulting costs, net of insurance recoveries. The amounts receivable from (payable to) SIC vary from period to period because of the timing of incurring legal and consulting fees, payments for cost reimbursements and insurance recoveries. As of November 30, 2011, amounts payable to SIC under this agreement were less than $(1) million, compared to amounts receivable from SIC of less than $1 million as of August 31, 2011.

Note 14 - Segment Information
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

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The table below illustrates the Company’s operating results from continuing operations by reporting segment for the three months ended November 30 (in thousands):

	2011	2010
Revenues:
Metals Recycling Business:
Revenues	$728,438	$591,708
Less: Intersegment revenues	(58,696)	(31,709)
MRB external customer revenues	669,742	559,999
Auto Parts Business:
Revenues	84,054	66,681
Less: Intersegment revenues	(21,522)	(15,210)
APB external customer revenues	62,532	51,471
Steel Manufacturing Business:
Revenues	79,902	63,634
Total revenues	$812,176	$675,104
The table below illustrates the reconciliation of the Company’s segment operating income (loss) to income from continuing operations before income taxes for the three months ended November 30 (in thousands):

	2011	2010
Metals Recycling Business	$13,099	$25,533
Auto Parts Business	10,442	14,039
Steel Manufacturing Business	1,218	(2,035)
Segment operating income	24,759	37,537
Corporate and eliminations	(9,789)	(9,097)
Operating income	14,970	28,440
Interest income	163	55
Interest expense	(3,271)	(598)
Other income (expense), net	(556)	161
Income from continuing operations before income taxes	$11,306	$28,058

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the Company’s total assets by reporting segment (in thousands):

	November 30, 2011	August 31, 2011
Metals Recycling Business(1)	$1,645,870	$1,668,778
Auto Parts Business	309,551	304,060
Steel Manufacturing Business	325,486	324,596
Total segment assets	2,280,907	2,297,434
Corporate and eliminations	(352,606)	(407,265)
Total assets	$1,928,301	$1,890,169
_____________________________

(1)	MRB total assets include $18 million and $17 million as of November 30, 2011 and August 31, 2011, respectively, for investments in joint venture partnerships.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section includes a discussion of our operations for the three months ended November 30, 2011 and 2010. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2011 and the Unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in Part I, Item 1 of this report.
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
We may make other forward-looking statements from time to time, including in press releases and public conference calls. All forward-looking statements we make are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements, except as may be required by law. Our business is subject to the effects of changes in domestic and global economic conditions and a number of other risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in Item 1A. Risk Factors of Part I in our Annual Report on Form 10-K for the year ended August 31, 2011. Examples of these risks include: potential environmental cleanup costs related to the Portland Harbor Superfund site; volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; difficulties associated with acquisitions and integration of acquired businesses; the impact of goodwill impairment charges; the inability of customers to fulfill their contractual obligations; the impact of foreign currency fluctuations; potential limitations on our ability to access credit facilities; the impact of the consolidation in the steel industry; the impact of imports of foreign steel into the U.S.; inability to realize expected benefits from investments in technology; freight rates and availability of transportation; product liability claims; costs associated with compliance with environmental regulations; the adverse impact of climate change; inability to obtain or renew business licenses and permits; compliance with greenhouse gas emission regulations; reliance on employees subject to collective bargaining agreements; and the impact of the underfunded status of multiemployer plans in which we participate.

General
Founded in 1906, Schnitzer Steel Industries, Inc., an Oregon corporation, is one of the nation’s largest recyclers of ferrous and nonferrous scrap metal, a leading recycler of used and salvaged vehicles and a manufacturer of finished steel products.
We operate in three reporting segments: the Metals Recycling Business (“MRB”), the Auto Parts Business (“APB”) and the Steel Manufacturing Business (“SMB”), that collectively provide an end-of-life cycle solution for a variety of products through our integrated businesses. We use operating income (loss) to measure our segment performance. Corporate expense consists primarily of unallocated expense for management and administrative services that benefit all three reporting segments. As a result of this unallocated expense, the operating income (loss) of each reporting segment does not reflect the operating income (loss) the reporting segment would have as a stand-alone business. For further information regarding our reporting segments, see Note 14 - Segment Information in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
Our results of operations depend in large part on the demand and prices for recycled metal in foreign and domestic markets. Our deep water port facilities on both the East and West coasts of the U.S. (in Everett, Massachusetts; Oakland, California; Portland,

SCHNITZER STEEL INDUSTRIES, INC.

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

Executive Overview of Financial Results for the First Quarter of Fiscal 2012
In the first quarter of fiscal 2012, we generated consolidated revenues of $812 million, an increase of 20% from the $675 million of revenues achieved in the first quarter of fiscal 2011. The increase was primarily due to higher average net selling prices compared with the prior year quarter and incremental revenues from fiscal 2011 acquisitions. Our operating income for the quarter decreased by $13 million, or (47)%, to $15 million when compared with our prior year quarter.
Our results in the first quarter of fiscal 2012 were adversely impacted by heightened global macroeconomic concerns, stemming primarily from an escalation in the European debt crisis which led to market volatility and resulted in a significant slowdown in customer buying patterns, followed by a rapid decline in selling prices, which impacted shipments and sales in the second half of the quarter. As selling prices declined, we adjusted our metal purchase prices downward. However, average inventory costs did not keep pace with the sharp drop in selling prices during the quarter. As cost of goods sold reflects the weighted average inventory costing method, this resulted in a compression of our operating margins.
In contrast with the current quarter, the prior year quarter reflected a less volatile market environment and was characterized by rising recycled metal prices. As net selling prices for our shipments increased faster than cost of goods sold determined using the weighted average inventory costing method, the prevalent market conditions in the first quarter of fiscal 2011 did not lead to a similar compression in operating margins as in the current quarter.
In addition, operating income in the current quarter was impacted by an increase in selling, general and administrative expenses of $11 million, or 25%, including operating expenses related to fiscal 2011 acquisitions of $5 million and costs associated with additional headcount from business growth. Diluted net income attributable to SSI was $0.25 per share in the first quarter of fiscal 2012, compared to $0.64 per share in the prior year comparable period.
The following items summarize our consolidated financial results for the first quarter of fiscal 2012:

•	Revenues of $812 million, compared to $675 million in the first quarter of fiscal 2011;

•	Operating income of $15 million, compared to $28 million in the first quarter of fiscal 2011;

•	Net income attributable to SSI of $7 million, or $0.25 per share (diluted), compared to $18 million, or $0.64 per share (diluted), in the first quarter of fiscal 2011;

•	Net cash used in operating activities of $86 million, compared to $18 million in the first three months of fiscal 2011;

•	Cash and cash equivalents of $27 million as of November 30, 2011, compared to $49 million as of August 31, 2011; and

•
Debt, net of cash, of $469 million as of November 30, 2011, compared to $354 million as of August 31, 2011 (see the reconciliation of Debt, net of cash in Non-GAAP Financial Measures at the end of this Item 2).

Our MRB segment generated revenues of $728 million, a $137 million increase from the first quarter of fiscal 2011. The increase in revenues was driven by a $97 million, or 20%, increase in ferrous revenues and a $34 million, or 31%, increase in nonferrous revenues. These increases were primarily due to higher average net selling prices and higher nonferrous sales volumes. MRB had operating income of $13 million compared to $26 million for the first quarter of fiscal 2011. Operating income during the quarter was negatively impacted by a compression in operating margins as a result of cost of goods sold, which reflects the weighted average inventory costing method, decreasing at a slower rate than net selling prices in a period of sharply declining recycled metal prices. In addition, operating income in the current quarter was impacted by an increase in selling, general and administrative expenses of $9 million, including operating expenses related to fiscal 2011 acquisitions of $4 million and costs associated with additional headcount from business growth.
Our APB segment generated revenues of $84 million, a $17 million increase from the first quarter of fiscal 2011. The increase in revenues was driven by an $8 million increase in scrap vehicle revenue, a $5 million increase in core revenue and a $3 million increase in parts revenue primarily due to higher commodity prices, increased car volumes from acquisitions and further enhancements of production operating efficiencies. APB had first quarter operating income of $10 million compared to $14 million for the first quarter of fiscal 2011. Operating income in the first quarter of fiscal 2012 was negatively impacted by a compression in operating margins as a result of declining net selling prices that outpaced the decrease in car purchasing costs and the adverse effect of using the weighted average inventory costing method to determine cost of goods sold. In addition, operating income was

SCHNITZER STEEL INDUSTRIES, INC.

impacted by an increase in selling, general and administrative expenses of $3 million primarily due to operating expenses related to fiscal 2011 acquisitions and increases in advertising costs.
Our SMB segment generated revenues of $80 million, a $16 million increase from the first quarter of fiscal 2011. The increase in revenues was primarily due to increases in average sales prices and finished steel sales volumes due to improved, but still weak, demand for finished steel products in western North America. SMB had operating income of $1 million compared to an operating loss of $(2) million for the first quarter of fiscal 2011.

SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

	Three Months Ended November 30,
($ in thousands)	2011	2010	% Change
Revenues:
Metals Recycling Business	$728,438	$591,708	23%
Auto Parts Business	84,054	66,681	26%
Steel Manufacturing Business	79,902	63,634	26%
Intercompany revenue eliminations(1)	(80,218)	(46,919)	71%
Total revenues	812,176	675,104	20%
Cost of goods sold:
Metals Recycling Business	686,456	545,688	26%
Auto Parts Business	59,460	41,229	44%
Steel Manufacturing Business	77,005	64,218	20%
Intercompany cost of goods sold eliminations(1)	(80,706)	(48,589)	66%
Total cost of goods sold	742,215	602,546	23%
Selling, general and administrative (“SG&A”) expense:
Metals Recycling Business	30,165	21,648	39%
Auto Parts Business	14,152	11,413	24%
Steel Manufacturing Business	1,679	1,451	16%
Corporate(2)	10,296	10,563	(3)%
Total SG&A expense	56,292	45,075	25%
Environmental reserves charges (releases), net:
Metals Recycling Business	(300)	(200)	50%
Total environmental reserves charges (releases), net	(300)	(200)	50%
Income from joint ventures:
Metals Recycling Business	(982)	(961)	2%
Change in intercompany profit elimination(3)	(19)	204	NM
Total joint venture income	(1,001)	(757)	32%
Operating income (loss):
Metals Recycling Business	13,099	25,533	(49)%
Auto Parts Business	10,442	14,039	(26)%
Steel Manufacturing Business	1,218	(2,035)	NM
Corporate expense	(10,296)	(10,563)	(3)%
Change in intercompany profit elimination(4)	507	1,466	(65)%
Total operating income	$14,970	$28,440	(47)%
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

SCHNITZER STEEL INDUSTRIES, INC.

Revenues
Consolidated revenues increased $137 million to $812 million compared to the same period in the prior year. The increase in consolidated revenues was primarily due to higher average net selling prices as a result of higher commodity price levels. In addition, sales volumes increased for nonferrous materials mainly due to fiscal 2011 acquisitions and increased recovery through enhanced processing technologies and for APB primarily as a result of fiscal 2011 acquisitions. Incremental revenues from third party sales generated by fiscal 2011 acquisitions were $30 million in the first quarter of fiscal 2012.
Operating Income
Operating income decreased compared to the prior year period due to a compression in operating margins in the first quarter of fiscal 2012 as a result of cost of goods sold, which reflects the weighted average inventory costing method, decreasing at a slower rate than metal purchase prices and net selling prices in a period of sharply declining recycled metal prices. The prior year quarter, reflecting less volatile market conditions, was characterized by rising metal recycling selling prices and did not result in a similar compression in operating margins as in the current quarter. In addition, operating income in the current quarter was impacted by an increase of $11 million in SG&A expenses over the same period in the prior year, including operating expenses related to fiscal 2011 acquisitions of $5 million and costs associated with additional headcount from business growth.
Interest Expense
Interest expense was $3 million and $1 million for the three months ended November 30, 2011 and 2010, respectively. The increase in interest expense was due to increased borrowings primarily related to our acquisitions in fiscal 2011 and higher average interest rates under our bank credit facilities.
Income Tax Expense
Our effective tax rate for the first quarter of fiscal 2012 was 31.5%, compared to 32.7% for the same period in the prior year. The effective tax rate is expected to be approximately 32.5% for the remainder of fiscal 2012.

SCHNITZER STEEL INDUSTRIES, INC.

Financial Results by Segment
We operate our business across three reporting segments: MRB, APB and SMB. Additional financial information relating to these reporting segments is contained in Note 14 - Segment Information in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
Metals Recycling Business

	Three Months Ended November 30,
($ in thousands, except for prices)	2011	2010	% Change
Ferrous revenues	$578,024	$480,868	20%
Nonferrous revenues	142,290	108,273	31%
Other	8,124	2,567	216%
Total segment revenues	728,438	591,708	23%
Cost of goods sold	686,456	545,688	26%
Selling, general and administrative expense	30,165	21,648	39%
Environmental reserves charges (releases), net	(300)	(200)	50%
Income from joint ventures	(982)	(961)	2%
Segment operating income	$13,099	$25,533	(49)%
Average ferrous recycled metal sales prices ($/LT):(1)
Steel Manufacturing Business	$429	$350	23%
Other domestic	$413	$315	31%
Foreign	$436	$359	21%
Average	$432	$353	22%
Ferrous sales volume (LT, in thousands):
Steel Manufacturing Business	135	91	48%
Other domestic	184	161	14%
Total domestic	319	252	27%
Foreign	913	979	(7)%
Total ferrous sales volume (LT, in thousands)	1,232	1,231	—%
Average nonferrous sales price ($/pound)(1)	$1.00	$0.94	6%
Nonferrous sales volumes (pounds, in thousands)	137,243	111,495	23%
Outbound freight included in cost of goods sold	$50,086	$50,797	(1)%
_____________________________
LT = Long Ton, which is 2,240 pounds

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

Revenues
The increase in revenues was primarily attributable to higher average recycled metal sales prices in the commodity markets compared to the prior year quarter.
Ferrous revenues increased mainly as a result of higher average ferrous net selling prices. While average selling prices in the current year quarter were 22% higher than in the prior year quarter, a period of weak demand led to a significant declining trend in ferrous net selling prices for shipments in the second half of the first quarter of fiscal 2012.
The increase in nonferrous revenues was driven by higher average nonferrous net selling prices and increased sales volumes. Average nonferrous net selling prices were 6% higher than in the prior year quarter despite a declining trend in nonferrous net selling prices during the first quarter of fiscal 2012. The 23% increase in nonferrous sales volumes reflected incremental volume from fiscal 2011 acquisitions, increased recovery of nonferrous materials processed through our enhanced shredding and sorting technologies and more nonferrous collection activity.

SCHNITZER STEEL INDUSTRIES, INC.

Segment Operating Income
Operating income decreased compared to the prior year quarter as operating margins were compressed in the first quarter of fiscal 2012 as a result of a significant slowdown in customer buying patterns, followed by a rapid decline in selling prices, which impacted our shipments in the second half of the quarter. As selling prices declined, we adjusted metal purchase prices downward. However, average inventory costs could not keep pace with the sharp drop in selling prices, causing cost of goods sold, which reflects the weighted average inventory costing method, to decrease at a slower rate than net selling prices for our shipments. The prior year quarter, reflecting less volatile market conditions, was characterized by rising metal recycling selling prices and did not result in a similar compression in operating margins as in the current quarter. In addition, operating income in the current quarter was impacted by an increase in SG&A expenses of $9 million, including operating expenses related to fiscal 2011 acquisitions of $4 million and costs associated with additional headcount from business growth.

Auto Parts Business

	Three Months Ended November 30,
($ in thousands)	2011	2010	% Change
Revenues	$84,054	$66,681	26%
Cost of goods sold	59,460	41,229	44%
Selling, general and administrative expense	14,152	11,413	24%
Segment operating income	$10,442	$14,039	(26)%
Number of stores at period end	50	45	11%
Cars purchased (in thousands)	85	82	4%

Revenues
The increase in revenues included an $8 million increase in scrap vehicle revenue, a $5 million increase in core revenue and a $3 million increase in parts revenue. These increases were driven by higher commodity prices, increased car volumes from acquisitions and further enhancements of production operating efficiencies.
Segment Operating Income
Operating income in the first quarter of fiscal 2012 decreased compared to the prior year quarter as a result of a compression in operating margins due to selling prices declining at a faster rate than car purchasing costs and the adverse impact on cost of goods sold, which reflects the weighted average inventory costing method. In addition, operating income was impacted by an increase in SG&A expenses primarily due to operating expenses related to fiscal 2011 acquisitions and increases in advertising costs.
Steel Manufacturing Business

	Three Months Ended November 30,
($ in thousands, except for price)	2011	2010	% Change
Revenues	$79,902	$63,634	26%
Cost of goods sold	77,005	64,218	20%
Selling, general and administrative expense	1,679	1,451	16%
Segment operating income (loss)	$1,218	$(2,035)	NM
Finished steel products average sales price ($/ton)(1)	$722	$634	14%
Finished steel products sold (tons, in thousands)	107	98	9%
Rolling mill utilization	60%	48%
_____________________________
NM = Not Meaningful

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

Revenues
SMB revenues increased primarily as a result of an $88 per ton increase in the average selling price for finished steel products. The increase in average selling prices for finished steel products was primarily driven by increased scrap metal purchase prices in global markets compared to the prior year quarter, reflecting our ability to pass through higher purchase prices for scrap and

SCHNITZER STEEL INDUSTRIES, INC.

other raw materials to end customers. Additionally, there was a 9 thousand ton increase in finished steel products sold compared to the same period in the prior year as a result of slightly improved, although still weak, demand for our products in our West Coast markets.
Segment Operating Income (Loss)
The increase in operating income was primarily due to the increase in the average selling prices for finished steel products which outpaced the increase in scrap and other raw material purchase costs, as well as the increase in the volume of finished steel products sold due to improved, but still weak, demand for finished steel products in western North America.
Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.

Sources and Uses of Cash
We had cash balances of $27 million and $49 million as of November 30, 2011 and August 31, 2011, respectively. Cash balances are intended to be used primarily for working capital and capital expenditures. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of November 30, 2011, debt, net of cash, was $469 million compared to $354 million as of August 31, 2011 (refer to Non-GAAP Financial Measures below), an increase of $115 million primarily due to higher working capital requirements. Our cash balances as of November 30, 2011 and August 31, 2011 include $15 million and $11 million, respectively, which are indefinitely reinvested in Puerto Rico and Canada.
Operating Activities
Net cash used in operating activities in the first three months of fiscal 2012 was $86 million, compared to $18 million in the first three months of fiscal 2011.

Cash used in operating activities in the first three months of fiscal 2012 included an increase in inventory of $74 million due to higher volumes on hand and a decrease of $19 million in accounts payable due to the timing of payments. Sources of cash include a decrease of $8 million in accounts receivable due to the timing of collections.

Cash used in operating activities for the first three months of fiscal 2011 included an increase in accounts receivable of $35 million due to timing of collections, a $14 million decrease in accrued payroll and related liabilities due to the payment of fiscal 2010 incentive compensation awards in the first quarter of fiscal 2011, a $7 million decrease in accounts payable due to timing of payments and a $6 million increase in inventories due to higher purchase costs and higher volumes of material on hand at period end.

Investing Activities
Net cash used in investing activities in the first three months of fiscal 2012 was $25 million, compared to $32 million in the first three months of fiscal 2011.

Cash used in investing activities in the first three months of fiscal 2012 included $26 million in capital expenditures to upgrade our equipment and infrastructure.

Cash used in investing activities in the first three months of fiscal 2011 included $25 million in capital expenditures to upgrade our equipment and infrastructure and $7 million paid for acquisitions completed in the first quarter of fiscal 2011 as well as amounts that were accrued for prior acquisitions.

Financing Activities
Net cash provided by financing activities in the first three months of fiscal 2012 was $89 million, compared to $77 million in the first three months of fiscal 2011.

Cash provided by financing activities in the first three months of fiscal 2012 included $94 million in net borrowings of debt (refer to Non-GAAP Financial Measures below) principally used to support higher working capital requirements and $3 million in repurchases of outstanding shares of our Class A common stock.

Cash provided by financing activities in the first three months of fiscal 2011 included $80 million in net borrowings of debt (refer

SCHNITZER STEEL INDUSTRIES, INC.

to Non-GAAP Financial Measures below) principally used to support higher working capital requirements.

Credit Facilities
We maintain a $650 million revolving credit facility, including $30 million in Canadian dollar availability, that matures in February 2016 pursuant to an unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto. Interest rates on outstanding indebtedness under the agreement are based, at our option, on either the London Interbank Offered Rate (or the Canadian equivalent) plus a spread of between 1.75% and 2.75%, with the amount of the spread based on a pricing grid tied to our leverage ratio, or the base rate plus a spread of between 0% and 1%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.25% and 0.45%, which is based on a pricing grid tied to our leverage ratio. We had borrowings outstanding under the credit facility of $471 million as of November 30, 2011 and $393 million as of August 31, 2011, an increase of $78 million primarily due to increased working capital requirements. The weighted average interest rate on amounts outstanding under this facility was 2.57% as of November 30, 2011 and 2.48% as of August 31, 2011.

We also have an unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. The credit line expires on March 1, 2012; however, we believe we will be able to renew the facility on terms substantially similar to the existing facility. Interest rates are set by the bank at the time of borrowing. We had $14 million of borrowings outstanding under this facility as of November 30, 2011 and no borrowings outstanding as of August 31, 2011.

The two bank credit agreements contain various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of November 30, 2011, we were in compliance with all such covenants. We use these credit facilities to fund working capital requirements, acquisitions, capital expenditures and share repurchases.

In addition, as of November 30, 2011 and August 31, 2011, we had $8 million of long-term tax-exempt bonds that mature in January 2021.

Acquisitions
During the first quarter of fiscal 2011, we completed two acquisitions with an aggregate purchase price of $6 million. There were no acquisitions in the first quarter of fiscal 2012.

Capital Expenditures
Capital expenditures totaled $26 million for the first three months of fiscal 2012, compared to $25 million for the same period in the prior year. During the first quarter of fiscal 2012, we continued our investments in the replacement of existing equipment and infrastructure, investments in technology to improve the recovery and separation of nonferrous materials from the shredding process and investments to further improve efficiency and increase capacity, improve worker safety and enhance environmental systems.

Environmental Compliance
Our commitment to sustainable recycling and operating our business in an environmentally responsible manner requires us to continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures, we invested $5 million in capital expenditures for environmental projects during the first three months of fiscal 2012.

We have been identified by the United States Environmental Protection Agency (“EPA”) as one of the potentially responsible parties (“PRPs”) that own or operate or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (“the Site”). Because there has not been a determination of the total investigation costs, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs, it is not presently possible to estimate the costs which we are likely to incur in connection with the Site, although such costs could be significant and material to our future cash flows. Any material liabilities recorded in the future related to the Site could result in our failure to maintain compliance with certain covenants in our debt agreements. Significant cash outflows in the future related to the Site could reduce the amounts available for borrowing that could otherwise be used for investment in capital expenditures and acquisitions. The EPA has indicated that it expects to issue a record of decision sometime in 2013 that will discuss remedial alternatives for the Site. See Note 6 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

SCHNITZER STEEL INDUSTRIES, INC.

Redeemable Noncontrolling Interest
In March 2011, we issued common stock of one of our subsidiaries to a noncontrolling interest holder of that subsidiary that is redeemable both at the option of the holder and upon the occurrence of an event that is not solely within the Company’s control. Under the terms of an agreement related to the acquisition, the noncontrolling interest owner has the right to require the Company to purchase its 20% interest in the Company’s subsidiary for fair value. The noncontrolling interest becomes redeemable within 60 days after the later of (i) the third anniversary of the date of the acquisition and (ii) the date on which certain principals of the minority shareholder are no longer employed by the Company. The conditions for redemption of the noncontrolling interest had not been met as of November 30, 2011. If the interest were to be redeemed, the Company would be required to purchase all of such interest at fair value on the date of redemption. As of November 30, 2011, the fair value of the redeemable noncontrolling interest was $19 million. See Note 7 - Redeemable Noncontrolling Interest in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
Assessment of Liquidity and Capital Resources
Historically, our available cash resources, internally generated funds, credit facilities and equity offerings have financed our acquisitions, capital expenditures, share repurchases, working capital and other financing needs.
We generally believe our current cash resources, internally generated funds, existing credit facilities and access to the capital markets will provide adequate short-term and long-term liquidity needs for acquisitions, capital expenditures, working capital, joint ventures, share repurchases, debt service requirements and environmental obligations. However, in the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate steps to obtain sufficient additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained or, if obtained, would be adequate or on acceptable terms.

Off-Balance Sheet Arrangements
With the exception of operating leases and letters of credit, we are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or cash flows. We enter into operating leases for both new equipment and property. There have been no material changes to any off-balance sheet arrangements as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 31, 2011.
Contractual Obligations
As of November 30, 2011, contractual obligations that have materially changed from the contractual obligations table in our Annual Report on Form 10-K for the year ended August 31, 2011 are presented in the table below:

	Payment Due by Period (in thousands)
	Remainder of 2012	2013	2014	2015	2016	2017	Thereafter	Total
Contractual Obligations
Short-term borrowings	$14,000	$—	$—	$—	$—	$—	$—	$14,000
Long-term debt(1)	—	—	—	—	471,095	—	7,700	478,795
Interest payments on debt(2)	9,095	12,128	12,128	12,128	6,075	22	75	51,651
Purchase obligations(3)	43,648	1,589	735	720	720	720	7,980	56,112
_____________________________

(1)	Long-term debt represents the principal amounts of all outstanding long-term debt, maturities of which extend to 2021.

(2)	Interest payments on debt are based on interest rates in effect as of November 30, 2011. As the contractual interest rates are variable, actual cash payments may differ from the estimates provided.

(3)
Purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement, including purchases of inventory items to be sold in the ordinary course of business.

Our redeemable noncontrolling interest is a potential future obligation; however, as the exercise date and future fair value are not known and not solely within our control, no amount has been included in the contractual obligations table. See Note 7 - Redeemable Noncontrolling Interest in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. At November 30, 2011 we had $18 million outstanding under these arrangements.

SCHNITZER STEEL INDUSTRIES, INC.

Critical Accounting Policies and Estimates
We reaffirm our critical accounting policies and estimates as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended August 31, 2011.
Recently Issued Accounting Standards
For a description of recent accounting pronouncements that may have an impact on our financial condition, results of operations or cash flows, see Note 2 - Recent Accounting Pronouncements in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

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
The following is a reconciliation of debt, net of cash (in thousands):

	November 30, 2011	August 31, 2011
Short-term borrowings	$14,665	$643
Long-term debt, net of current maturities	480,943	403,287
Total debt	495,608	403,930
Less: cash and cash equivalents	26,989	49,462
Total debt, net of cash	$468,619	$354,468
Net borrowings of debt
Net borrowings of debt is the sum of borrowings from long-term debt, repayments of long-term debt, proceeds from line of credit, and repayment of line of credit. Management presents this amount as the net change in the Company’s borrowings for the period because it believes it is useful for investors as a meaningful presentation of the change in debt.
The following is a reconciliation of net borrowings of debt (in thousands):

	Three Months Ended November 30,
	2011	2010
Borrowings from long-term debt	$294,212	$168,000
Proceeds from line of credit	173,000	147,500
Repayment of long-term debt	(214,396)	(88,144)
Repayment of line of credit	(159,000)	(147,500)
Net borrowings of debt	$93,816	$79,856
Management believes that these non-GAAP financial measures allow for a better understanding of our operating and financial performance. These non-GAAP financial measures should be considered in addition to, but not as a substitute for, the most directly comparable U.S. GAAP measures.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
We are exposed to commodity price risk, mainly associated with variations in the market price for finished steel products, ferrous and nonferrous metals, including scrap metal, autobodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to increases and decreases in forward selling prices by adjusting purchase prices on a timely basis. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices at November 30, 2011, a 10% decrease in the selling price per ton of finished steel products would have caused an NRV inventory write down of approximately $5 million at SMB. A 10% decrease in the selling price of inventory would not have had a material NRV impact on MRB or APB at November 30, 2011.
Interest Rate Risk
There have been no material changes to the Company’s disclosure regarding interest rate risk set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended August 31, 2011.
Credit Risk
As of November 30, 2011 and August 31, 2011, 54% and 44%, respectively, of our trade accounts receivable balance was covered by letters of credit. Of the remaining balance as of November 30, 2011, 93% was less than 60 days past due, compared to 93% as of August 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2011, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
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
See Note 6 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item I, incorporated by reference herein.

ITEM 1A.	RISK FACTORS
There have been no material changes to our risk factors reported or new factors identified since the filing of our Annual Report on Form 10-K for the year ended August 31, 2011, which was filed with the Securities and Exchange Commission on October 20, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Pursuant to a share repurchase program as amended in 2001 and 2006, we were authorized to repurchase up to 6 million shares of our Class A common stock when management deems such repurchases to be appropriate. In November 2008, our Board of Directors approved an increase in the shares authorized for repurchase by 3 million, to 9 million. Prior to fiscal 2012, we had repurchased approximately 5.8 million shares of our Class A common stock under the program. In the first quarter of fiscal 2012, we repurchased 68,983 shares of our Class A common stock in open-market transactions at a cost of $3 million, leaving approximately 3.1 million shares available for repurchase under existing authorizations.
The table below presents a summary of our share repurchases during the quarter ended November 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
September 1, 2011 – September 30, 2011	68,983	$45.18	68,983	3,127,981
October 1, 2011 – October 31, 2011	—	—	—	3,127,981
November 1, 2011 – November 30, 2011	—	—	—	3,127,981
Total First Quarter	68,983		68,983
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

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
3.1	2006 Restated Articles of Incorporation (as corrected December 2, 2011) of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Schnitzer Steel Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended November 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets as of November 30, 2011, and August 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended November 30, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements. (1)

(1) In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by the specific reference in such filing.

SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date:	January 9, 2012	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
President and Chief Executive Officer

Date:	January 9, 2012	By:	/s/ Richard D. Peach
Richard D. Peach
Senior Vice President and Chief Financial Officer