Form 10-Q
period 2012-02-29
SCHNITZER STEEL INDUSTRIES INC
filed 2012-04-05
CIK 912603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended February 29, 2012
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
Yes  ☐    No  ☒
The Registrant had 25,233,810 shares of Class A common stock, par value of $1.00 per share, and 2,058,972 shares of Class B common stock, par value of $1.00 per share, outstanding as of March 30, 2012.

SCHNITZER STEEL INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	February 29, 2012	August 31, 2011
Assets
Current assets:
Cash and cash equivalents	$51,720	$49,462
Accounts receivable, net of allowance for doubtful accounts of $6,603 and $6,148	210,083	229,975
Inventories, net	324,818	335,120
Deferred income taxes	11,274	11,784
Refundable income taxes	13,581	3,541
Prepaid expenses and other current assets	31,004	24,117
Total current assets	642,480	653,999
Property, plant and equipment, net of accumulated depreciation of $503,416 and $471,305	552,851	555,284
Investments in joint venture partnerships	17,654	17,208
Goodwill	628,079	627,805
Intangibles, net of accumulated amortization of $16,409 and $20,846	18,029	20,906
Other assets	14,694	14,967
Total assets	$1,873,787	$1,890,169
Liabilities and Equity
Current liabilities:
Short-term borrowings	$668	$643
Accounts payable	115,415	141,011
Accrued payroll and related liabilities	22,040	36,475
Environmental liabilities	3,060	2,983
Accrued income taxes	3,836	13,833
Other accrued liabilities	41,521	38,368
Total current liabilities	186,540	233,313
Deferred income taxes	88,926	85,378
Long-term debt, net of current maturities	412,891	403,287
Environmental liabilities, net of current portion	37,569	37,872
Other long-term liabilities	9,562	10,030
Total liabilities	735,488	769,880
Commitments and contingencies (Note 7)
Redeemable noncontrolling interest	21,176	19,053
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 24,873 and 24,241 shares issued and outstanding	24,873	24,241
Class B common stock – 25,000 shares $1.00 par value authorized, 2,417 and 3,060 shares issued and outstanding	2,417	3,060
Additional paid-in capital	5,099	762
Retained earnings	1,079,528	1,065,109
Accumulated other comprehensive income (loss)	(610)	1,540
Total SSI shareholders’ equity	1,111,307	1,094,712
Noncontrolling interests	5,816	6,524
Total equity	1,117,123	1,101,236
Total liabilities and equity	$1,873,787	$1,890,169
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	2/29/2012	2/28/2011	2/29/2012	2/28/2011
Revenues	$886,612	$721,842	$1,698,787	$1,396,946
Operating expense:
Cost of goods sold	817,087	632,856	1,559,303	1,235,402
Selling, general and administrative	52,370	44,033	108,362	88,908
Income from joint ventures	(832)	(984)	(1,833)	(1,741)
Operating income	17,987	45,937	32,955	74,377
Other income (expense):
Interest income	72	234	234	289
Interest expense	(3,472)	(1,157)	(6,743)	(1,755)
Other income (expense), net	545	2,854	(11)	3,015
Total other income (expense)	(2,855)	1,931	(6,520)	1,549
Income from continuing operations before income taxes	15,132	47,868	26,435	75,926
Income tax expense	(4,767)	(15,745)	(8,328)	(24,909)
Income from continuing operations	10,365	32,123	18,107	51,017
Income from discontinued operations, net of tax	—	11	—	34
Net income	10,365	32,134	18,107	51,051
Net income attributable to noncontrolling interests	(735)	(1,309)	(1,462)	(2,432)
Net income attributable to SSI	$9,630	$30,825	$16,645	$48,619
Basic:
Income per share from continuing operations attributable to SSI	$0.35	$1.12	$0.61	$1.76
Income per share from discontinued operations	—	—	—	—
Net income per share attributable to SSI	$0.35	$1.12	$0.61	$1.76
Diluted:
Income per share from continuing operations attributable to SSI	$0.35	$1.10	$0.60	$1.74
Income per share from discontinued operations	—	—	—	—
Net income per share attributable to SSI	$0.35	$1.10	$0.60	$1.74
Weighted average number of common shares:
Basic	27,509	27,627	27,480	27,595
Diluted	27,781	27,944	27,734	27,918
Dividends declared per common share	$0.017	$0.017	$0.034	$0.034
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	2/29/2012	2/28/2011
Cash flows from operating activities:
Net income	$18,107	$51,051
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	40,991	34,476
Deferred income taxes	4,109	2,136
Undistributed equity in earnings of joint ventures	(1,833)	(1,931)
Share-based compensation expense	5,895	6,692
Excess tax benefit from share-based payment arrangements	(497)	299
Loss (gain) on disposal of assets	112	(20)
Net gain on derivatives	—	(759)
Unrealized foreign exchange loss (gain), net	89	(2,403)
Bad debt expense, net of recoveries	—	578
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	8,237	(29,021)
Inventories	13,579	(79,544)
Refundable income taxes	(10,031)	(122)
Prepaid expenses and other current assets	(943)	1,008
Intangibles and other long-term assets	456	(944)
Accounts payable	(14,882)	31,353
Accrued payroll and related liabilities	(14,056)	(9,360)
Other accrued liabilities	836	(1,368)
Accrued income taxes	(9,741)	15,165
Environmental liabilities	(323)	(278)
Other long-term liabilities	(136)	(134)
Distributed equity in earnings of joint ventures	1,400	3,405
Net cash provided by operating activities	41,369	20,279
Cash flows from investing activities:
Capital expenditures	(43,178)	(46,284)
Acquisitions, net of cash acquired	—	(165,919)
Joint venture receipts (payments), net	(335)	(1,118)
Proceeds from sale of assets	519	290
Net cash used in investing activities	(42,994)	(213,031)
Cash flows from financing activities:
Proceeds from line of credit	211,000	311,000
Repayment of line of credit	(211,000)	(311,000)
Borrowings from long-term debt	315,661	413,000
Repayment of long-term debt	(305,986)	(193,298)
Debt financing fees	—	(5,114)
Repurchase of Class A common stock	(3,117)	—
Taxes paid related to net share settlement of share-based payment arrangements	(840)	(1,880)
Excess tax benefit from share-based payment arrangements	497	(299)
Stock options exercised	498	279
Contributions from noncontrolling interests	2,104	—
Distributions to noncontrolling interests	(2,368)	(1,219)
Contingent consideration paid relating to business acquisitions	(1,469)	—
Dividends paid	(932)	(1,400)
Net cash provided by financing activities	4,048	210,069
Effect of exchange rate changes on cash	(165)	586
Net increase in cash and cash equivalents	2,258	17,903
Cash and cash equivalents as of beginning of period	49,462	30,342
Cash and cash equivalents as of end of period	$51,720	$48,245
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements of Schnitzer Steel Industries, Inc. (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. Management suggests that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2011. The results for the three and six months ended February 29, 2012 and February 28, 2011 are not necessarily indicative of the results of operations for the entire year.

Cash and Cash Equivalents
Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts of $35 million as of February 29, 2012 and $40 million as of August 31, 2011.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The majority of cash and cash equivalents are maintained with two major financial institutions (Bank of America and Wells Fargo Bank, N.A.). Balances in these institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250,000 as of February 29, 2012. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, letters of credit, cash deposits and monitoring procedures. The Company is exposed to a residual credit risk with respect to open letters of credit by virtue of the possibility of the failure of a bank providing a letter of credit. The Company had $87 million and $90 million of open letters of credit relating to accounts receivable as of February 29, 2012 and August 31, 2011, respectively.

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

When developing the fair value measurements, the Company uses quoted market prices whenever available or seeks to maximize the use of observable inputs and minimize the use of unobservable inputs when quoted market prices are not available. See Note 8 - Redeemable Noncontrolling Interest and Note 10 - Derivative Financial Instruments for further detail.

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

Derivatives
The Company records derivative instruments in other assets or other liabilities in the Unaudited Condensed Consolidated Balance Sheets at fair value and changes in the fair value are either recognized in accumulated other comprehensive income (loss) in the

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets or net income in the Unaudited Condensed Consolidated Statements of Income, as applicable, depending on the nature of the underlying exposure, whether the derivative has been designated as a hedge, and if designated as a hedge, the extent to which the hedge is effective. Amounts included in accumulated other comprehensive income (loss) are reclassified to earnings in the period in which earnings are impacted by the hedged items or in the period that the hedged transaction is deemed no longer likely to occur. For cash flow hedges, a formal assessment is made, both at the hedge’s inception and on an ongoing basis, to determine whether the derivatives that are designated as hedging instruments have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. To the extent the hedge is determined to be ineffective, the ineffective portion is immediately recognized in earnings. When available, quoted market prices or prices obtained through external sources are used to measure a contract’s fair value. The fair value of these instruments is a function of underlying forward commodity prices, related volatility, counterparty creditworthiness and duration of the contracts. Cash flows from derivatives are recognized in the Unaudited Condensed Consolidated Statements of Cash Flows in a manner consistent with the underlying transactions. See Note 10 - Derivative Financial Instruments.

Derivative contracts for commodities used in normal business operations that are settled by physical delivery, among other criteria, are eligible for and may be designated as normal purchases and normal sales. Contracts that qualify as normal purchases or normal sales are not marked-to-market. The Company does not use derivative instruments for trading or speculative purposes.

Redeemable Noncontrolling Interest
The Company has issued common stock of one of its subsidiaries to a noncontrolling interest holder of that subsidiary that is redeemable both at the option of the holder and upon the occurrence of an event that is not solely within the Company’s control. Since redemption of the noncontrolling interest is outside of the Company’s control, this interest is presented on the Unaudited Condensed Consolidated Balance Sheets in the mezzanine section under the caption “Redeemable noncontrolling interest.” If the interest were to be redeemed, the Company would be required to purchase all of such interest at fair value on the date of redemption. As such, the redeemable noncontrolling interest is measured at fair value at each reporting period. Any adjustments to the carrying amount of the redeemable noncontrolling interest for changes in fair value prior to exercise of the redemption option are determined after the attribution of net income or loss of the subsidiary and are recorded to retained earnings. See Note 8 - Redeemable Noncontrolling Interest for further detail.

Reclassifications
Certain prior year amounts have been reclassified within operating expenses and cash flows from operating activities to conform to the current year presentation. These changes had no impact on previously reported operating income, net income or net cash provided by operating activities.

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

In September 2011, an accounting standard update was issued that simplifies how an entity tests goodwill for impairment by allowing an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will adopt this standard for the goodwill impairment test to be performed in fiscal 2013. Upon adoption, this standard will impact how the Company assesses goodwill for impairment but will not change the measurement or recognition of a potential goodwill impairment charge.

In December 2011, an accounting standard update was issued increasing disclosures regarding offsetting assets and liabilities. For financial instruments and derivative instruments, the standard requires disclosure of the gross amounts of recognized assets and liabilities, the amounts offset on the balance sheet, and the amounts subject to the offsetting requirements but not offset on the balance sheet. The standard is effective for the Company for fiscal year 2014 and interim periods therein and is to be applied retrospectively. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 3 - Inventories, net

Inventories, net consisted of the following (in thousands):

	February 29, 2012	August 31, 2011
Processed and unprocessed scrap metal	$220,365	$241,093
Semi-finished steel products (billets)	15,557	9,237
Finished goods	53,783	54,395
Supplies	35,113	30,395
Inventories, net	$324,818	$335,120

Note 4 - Business Combinations

During fiscal 2011, the Company made 10 acquisitions accounted for as business combinations. The total purchase price of these acquisitions of $316 million, comprising $294 million in cash and $22 million in non-cash consideration ($20 million in shares of a subsidiary and $2 million in contingent consideration), was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the date of acquisition. The excess of the aggregate purchase price over the fair value of the identifiable net assets acquired of $248 million was recorded as goodwill.

The following unaudited pro forma financial information represents the combined results of our operations for the three and six months ended February 28, 2011, as if all of the fiscal 2011 acquisitions had occurred as of September 1, 2009 (in thousands):

	Three Months Ended	Six Months Ended
	February 28, 2011	February 28, 2011
Revenues	$747,829	$1,466,512
Operating income(1)	$53,330	$89,585
Net income(1)	$36,661	$60,149
Net income attributable to SSI(1)	$34,685	$56,328
_____________________________

(1)	Excludes nonrecurring executive compensation paid to the management of acquired companies that will not be incurred in the future.

These pro forma results are not necessarily indicative of what actual results would have been had these acquisitions occurred for the periods presented. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any synergies that may be achieved from combining operations.

Note 5 - Goodwill

In the second quarter of fiscal 2012, the Company performed its annual goodwill impairment testing by comparing the fair value of each reporting unit with its carrying value, including goodwill. As a result of this testing, the Company determined that the fair value of each of its reporting units was substantially in excess of its respective carrying value and the goodwill balance was not impaired. The Company will continue to monitor its goodwill for possible future impairment.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The gross changes in the carrying amount of goodwill by reporting segment for the six months ended February 29, 2012 were as follows (in thousands):

	Metals Recycling Business	Auto Parts Business	Total
Balance as of August 31, 2011	$464,646	$163,159	$627,805
Purchase price adjustment	1,540	—	1,540
Purchase accounting adjustments	370	—	370
Foreign currency translation adjustment	(1,417)	(219)	(1,636)
Balance as of February 29, 2012	$465,139	$162,940	$628,079
There were no accumulated goodwill impairment charges as of February 29, 2012.

Note 6 - Short-Term Borrowings

The Company has an unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. The term of this credit facility was recently extended to March 1, 2013. Interest rates are set by the bank at the time of borrowing. The Company had no borrowings outstanding under this facility as of February 29, 2012 and August 31, 2011. The credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio.

Note 7 - Commitments and Contingencies

The Company evaluates the adequacy of its environmental liabilities on a quarterly basis. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which liabilities were established.

Changes in the Company’s environmental liabilities for the six months ended February 29, 2012 were as follows (in thousands):

	Balance as of August 31, 2011	Liabilities Established (Released), Net	Payments and other	Balance as of February 29, 2012	Short-Term	Long-Term
Metals Recycling Business	$25,655	$(300)	$74	$25,429	$2,506	$22,923
Auto Parts Business	15,200	—	—	15,200	554	14,646
Total	$40,855	$(300)	$74	$40,629	$3,060	$37,569

Metals Recycling Business (“MRB”)
As of February 29, 2012, MRB had environmental liabilities of $25 million for the potential remediation of locations where it has conducted business and has environmental liabilities from historical or recent activities.

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

On March 30, 2012, the LWG submitted to the EPA and made available on its website a draft feasibility study (“draft FS”) for the Site based on approximately ten years of work and $100 million in costs classified by the LWG as investigation related. The Company obtained a copy of the draft FS on the same day. The draft FS identifies ten possible remedial alternatives which range in estimated cost from approximately $170 million to $250 million (net present value) for the least costly alternative to approximately $1.08 billion to $1.76 billion (net present value) for the most costly and estimates a range of two to 28 years to implement the remedial work, depending on the selected alternative. The draft FS does not determine who is responsible for remediation costs, define the precise cleanup boundaries or select remedies. The draft FS will be reviewed, and may be subject to revisions prior to its approval, by the EPA. While the draft FS is an important step in the EPA’s development of a proposed plan for addressing the Site, a final decision on the nature and extent of the required remediation will occur only after the EPA has prepared a proposed plan for public review and issued a record of decision (“ROD”). Currently available information indicates that the EPA does not expect to issue its final ROD selecting a remedy for the Site until at least 2013. Responsibility for implementing and funding EPA’s selected remedy will be determined in a separate allocation process.

Because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs, the Company believes it is not possible to reasonably estimate the amount or range of costs which it is likely or reasonably possible that the Company may incur in connection with the Site, although such costs could be material to the Company’s financial position, results of operations, cash flows or liquidity. Among the facts currently not known or available are detailed information on the history of ownership of and the nature of the uses of and activities and operations performed on each property within the Site, which are factors that will play a substantial role in determining the allocation of investigation and remedy costs among the PRPs. The Company has insurance policies that it believes will provide reimbursement for costs it incurs for defense and remediation in connection with the Site, although there is no assurance that those policies will cover all of the costs which the Company may incur. The Company previously recorded a liability for its estimated share of the costs of the investigation of $1 million.

The Oregon Department of Environmental Quality is separately providing oversight of voluntary investigations by the Company involving the Company’s sites adjacent to the Portland Harbor which are focused on controlling any current “uplands” releases of contaminants into the Willamette River. No liabilities have been established in connection with these investigations because the extent of contamination (if any) and the Company’s responsibility for the contamination (if any) has not yet been determined.

Other MRB Sites
As of February 29, 2012, the Company had environmental liabilities related to various MRB sites other than Portland Harbor of $24 million. The liabilities relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues and were not individually material at any site. No material environmental compliance enforcement proceedings are currently pending related to these sites.

Auto Parts Business (“APB”)
As of February 29, 2012, the Company had environmental liabilities related to various APB sites of $15 million. The liabilities relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues and were not individually material at any site. No material environmental compliance enforcement proceedings are currently pending related to these sites.

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

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SMB had no environmental liabilities as of February 29, 2012.

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

In addition, we are party to various legal proceedings arising in the normal course of our business. We do not anticipate that the resolution of legal proceedings arising in the normal course of business will have a material adverse effect on our business, results of operations, financial condition, or cash flows.

Note 8 - Redeemable Noncontrolling Interest

In March 2011, the Company, through a wholly-owned acquisition subsidiary, acquired substantially all of the metals recycling business assets of Amix Salvage & Sales Ltd. As part of the purchase consideration, the Company issued the seller common shares equal to 20% of the issued and outstanding capital stock of the Company’s acquisition subsidiary. Under the terms of an agreement related to the acquisition, the noncontrolling interest holder has the right to require the Company to purchase its 20% interest in the Company’s acquisition subsidiary for fair value. The noncontrolling interest becomes redeemable within 60 days after the later of (i) the third anniversary of the date of the acquisition and (ii) the date on which certain principals of the minority shareholder are no longer employed by the Company. The conditions for redemption of the noncontrolling interest had not been met as of February 29, 2012.

As of February 29, 2012, the fair value of the redeemable noncontrolling interest was $21 million. The Company estimates fair value using Level 3 inputs under the fair value hierarchy based on standard valuation techniques using a discounted cash flow analysis. The determination of fair value requires management to apply significant judgment in formulating estimates and assumptions. These estimates and assumptions primarily include forecasts of future cash flows based on management’s best estimate of future sales and operating costs; pricing expectations; capital expenditures; working capital requirements; discount rates; growth rates; tax rates; and general market conditions.

Following is a reconciliation of the changes in the redeemable noncontrolling interest for the six months ended February 29, 2012 (in thousands):

Fiscal 2012
Balance as of August 31, 2011	$19,053
Net loss attributable to noncontrolling interest	(198)
Currency translation adjustment	217
Capital contributions from noncontrolling interest holder	2,104
Balance as of February 29, 2012	$21,176

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Changes in Equity and Comprehensive Income

The following is a summary of the changes in equity and comprehensive income (in thousands):

	Fiscal 2012			Fiscal 2011
	SSI shareholders’ equity	Noncontrolling interests	Total equity	SSI shareholders’ equity	Noncontrolling interests	Total equity
Balances - September 1 (Beginning of period)	$1,094,712	$6,524	$1,101,236	$975,326	$4,306	$979,632
Net income(1)	16,645	1,660	18,305	48,619	2,432	51,051
Other comprehensive income (loss), net of tax(2)	(2,151)	—	(2,151)	3,828	—	3,828
Distributions to noncontrolling interests	—	(2,368)	(2,368)	—	(1,219)	(1,219)
Share repurchases	(3,117)	—	(3,117)	—	—	—
Restricted stock withheld for taxes	(840)	—	(840)	(1,880)	—	(1,880)
Stock options exercised	498	—	498	279	—	279
Share-based compensation	6,271	—	6,271	6,692	—	6,692
Excess tax benefit (deficiency) from stock options exercised and restricted stock units vested	216	—	216	(299)	—	(299)
Cash dividends ($0.034 per share)	(927)	—	(927)	(936)	—	(936)
Balances - February 29, 2012 and February 28, 2011 (End of period)	$1,111,307	$5,816	$1,117,123	$1,031,629	$5,519	$1,037,148
_____________________________

(1)
Net income attributable to noncontrolling interests for the six months ended February 29, 2012 excludes a net loss of $198 thousand allocable to the redeemable noncontrolling interest, which is reported in the mezzanine section of the Unaudited Condensed Consolidated Balance Sheets. See Note 8 - Redeemable Noncontrolling Interest.

(2)
Other comprehensive income (loss), net of tax for the six months ended February 29, 2012 excludes $(217) thousand relating to foreign currency translation adjustments for the redeemable noncontrolling interest, which is reported in the mezzanine section of the Unaudited Condensed Consolidated Balance Sheets. See Note 8 - Redeemable Noncontrolling Interest.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of comprehensive income for the three and six months ended February 29, 2012 and February 28, 2011 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	2/29/2012	2/28/2011	2/29/2012	2/28/2011
Net income	$10,365	$32,134	$18,107	$51,051
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment(1)	5,172	2,877	(2,529)	3,537
Change in net unrealized gain on cash flow hedges(2)	28	—	28	117
Pension obligations, net(3)	66	88	133	174
Other comprehensive income (loss), net of tax	5,266	2,965	(2,368)	3,828
Total comprehensive income	15,631	35,099	15,739	54,879
Less amounts attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	(735)	(1,309)	(1,462)	(2,432)
Foreign currency translation adjustment attributable to redeemable noncontrolling interest	(669)	—	217	—
Amounts attributable to noncontrolling interests:	(1,404)	(1,309)	(1,245)	(2,432)
Comprehensive income attributable to SSI	$14,227	$33,790	$14,494	$52,447
_____________________________

(1)	Net of tax expense (benefit) of $343 thousand, $581 thousand, $(125) thousand and $952 thousand for each respective period.

(2)	Net of tax expense of $16 thousand, $0 thousand, $16 thousand and $66 thousand for each respective period.

(3)	Net of tax expense of $39 thousand, $52 thousand, $78 thousand and $106 thousand for each respective period.

Note 10 - Derivative Financial Instruments

Foreign Currency Exchange Rate Risk Management
The Company entered into forward contracts during fiscal 2011 to mitigate exposure to exchange rate fluctuations on Euro-denominated fixed asset purchases, which were designated as cash flow hedges for accounting purposes. These foreign currency forward contracts are measured using forward exchange rates based on observable exchange rates quoted in an active market and are classified as a Level 1 fair value measurement under the fair value hierarchy. In the first quarter of fiscal 2012, the Company determined that the forecasted transaction was no longer probable, de-designated these contracts as hedges and subsequently terminated the contracts. The nominal amount and fair value of these forward contracts, the amounts reclassified from accumulated other comprehensive income (loss) and the realized losses recorded in other income (expense), net during the period were not material to the Unaudited Condensed Consolidated Financial Statements.

Note 11 - Share-based Compensation

In the first quarter of fiscal 2012, the Compensation Committee granted 143,718 restricted stock units (“RSU”) to its key employees and officers under the Company’s 1993 Stock Incentive Plan. The majority of the RSUs have a five-year term and vest 20% per year commencing June 1, 2012. The estimated fair value of the RSUs granted is based on the market closing price of the underlying Class A common stock on the date of grant and totaled $6 million. The compensation expense associated with the RSUs is recognized over the requisite service period of the awards, net of forfeitures.

In the second quarter of fiscal 2012, the Company granted a deferred stock unit (“DSU”) award to each of its non-employee directors under the Company’s Deferred Compensation Plan for Non-Employee Directors. John Carter, the Company’s Chairman, and Tamara Lundgren, President and Chief Executive Officer, receive compensation pursuant to their employment agreements and do not receive DSUs. One DSU gives the director the right to receive one share of Class A common stock at a future date. The grant included a total of 18,202 shares that will vest on the day before the Company’s 2013 annual meeting, subject to continued Board service. The total fair value of these awards was not material.

Note 12 - Income Taxes

The effective tax rate for the Company’s continuing operations for the three and six months ended February 29, 2012 was 31.5% compared to 32.9% and 32.8% for the three and six months ended February 28, 2011, respectively.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the difference between the federal statutory rate and the Company’s effective rate is as follows:

	Three Months Ended		Six Months Ended
	2/29/2012	2/28/2011	2/29/2012	2/28/2011
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of credits	(3.7)	1.0	(1.5)	1.0
Foreign income taxed at different rates	0.2	(2.1)	(0.6)	(1.7)
Section 199 deduction	(1.2)	(0.6)	(1.4)	(0.9)
Non-deductible officers’ compensation	0.9	0.3	0.8	0.3
Noncontrolling interests	(2.3)	(0.9)	(2.2)	(1.1)
Foreign interest income	2.0	—	1.2	—
Other	0.6	0.2	0.2	0.2
Effective tax rate	31.5%	32.9%	31.5%	32.8%

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

Note 13 - Net Income Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to SSI (in thousands):

	Three Months Ended		Six Months Ended
	2/29/2012	2/28/2011	2/29/2012	2/28/2011
Income from continuing operations	$10,365	$32,123	$18,107	$51,017
Net income attributable to noncontrolling interests	(735)	(1,309)	(1,462)	(2,432)
Income from continuing operations attributable to SSI	9,630	30,814	16,645	48,585
Income from discontinued operations, net of tax	—	11	—	34
Net income attributable to SSI	$9,630	$30,825	$16,645	$48,619
Computation of shares:
Weighted average common shares outstanding, basic	27,509	27,627	27,480	27,595
Incremental common shares attributable to dilutive stock options, performance share awards, DSUs and RSUs	272	317	254	323
Weighted average common shares outstanding, diluted	27,781	27,944	27,734	27,918

Common stock equivalent shares of 57,364 and 92,107 were considered antidilutive and were excluded from the calculation of diluted net income per share for the three and six months ended February 29, 2012, respectively, compared to 27,194 and 48,678 common stock equivalent shares, respectively, for the three and six months ended February 28, 2011.

Note 14 - Related Party Transactions

The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $13 million for the three months ended February 29, 2012 and February 28, 2011, and $23 million for the six months ended February 29, 2012 and February 28, 2011. Advances to these joint ventures were $1 million and less than $1 million for the three months ended February 29, 2012 and February 28, 2011, respectively, and less than $1 million and $1 million for the six months ended February 29, 2012 and February 28, 2011, respectively. The Company owed $2 million to joint ventures as of February 29, 2012 and August 31, 2011.

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

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the acquisition of the metals recycling assets of Amix Salvage & Sales Ltd., the Company entered into a series of agreements to obtain barging and other services and lease property with entities owned by the minority shareholder of the Company’s subsidiary that operates its MRB facilities in Vancouver, British Columbia and Alberta, Canada. The Company paid $2 million and $5 million, primarily for barging services, under these agreements for the three and six months ended February 29, 2012, respectively. Amounts payable to entities affiliated with this minority shareholder were $2 million as of February 29, 2012 related to a purchase price adjustment.

Thomas D. Klauer, Jr., President of the Company’s Auto Parts Business, is the sole shareholder of a corporation that is the 25% minority partner in a partnership in which the Company is the 75% partner and which operates four self-service stores in Northern California. Mr. Klauer’s 25% share of the profits of this partnership totaled less than $1 million and $1 million for the three months ended February 29, 2012 and February 28, 2011, respectively, and $1 million for the six months ended February 29, 2012 and February 28, 2011. The Company and a company owned by Mr. Klauer jointly own the real property at one of these stores, which is leased to the partnership. Mr. Klauer’s share of the annual rent paid by the partnership is less than $1 million. The term of this lease expires in December 2015, and the partnership has the option to renew the lease, upon its expiration, for multiple five-year periods. Rent under the lease is adjusted annually based on the Consumer Price Index. The partnership also leases property owned by Mr. Klauer, through a company of which he is the sole shareholder. The term of this lease expires in December 2015, and the partnership has the option to renew the lease, upon its expiration, for multiple five-year periods. Rent under the lease is adjusted annually based on the Consumer Price Index. The rent paid by the partnership to Mr. Klauer’s company for this parcel was less than $1 million for each of the three and six months ended February 29, 2012 and February 28, 2011. In addition, in July 2011, the Company leased a parcel of land in San Jose from a company of which Mr. Klauer is the sole shareholder. The initial term of this lease expired on January 31, 2012, and the Company exercised its option to renew the lease through July 31, 2012. The rent paid to Mr. Klauer’s company for the three and six months ended February 29, 2012 was less than $1 million.

Certain members of the Schnitzer family own significant interests in, or are related to owners of, Schnitzer Investment Corp. (“SIC”), which is engaged in the real estate business and was a subsidiary of the Company prior to 1989. SIC is considered a related party for financial reporting purposes. The Company and SIC are both potentially responsible parties with respect to Portland Harbor, which has been designated as a Superfund site since December 2000. The Company and SIC have worked together in response to Portland Harbor matters, and the Company has paid all of the legal and consulting fees for the joint defense, in part due to its environmental indemnity obligation to SIC with respect to the Portland scrap metal operations property. As these costs have increased substantially in the last two years, the Company and SIC have agreed to an equitable cost sharing arrangement with respect to defense costs under which SIC will pay 50% of the legal and consulting costs, net of insurance recoveries. The amounts receivable from (payable to) SIC vary from period to period because of the timing of incurring legal and consulting fees, payments for cost reimbursements and insurance recoveries. As of February 29, 2012, amounts payable to SIC under this agreement were less than $1 million, compared to amounts receivable from SIC of less than $1 million as of August 31, 2011.

Note 15 - Segment Information

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

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision maker for the purpose of corporate management. The Company uses operating income (loss) to measure segment performance. The Company does not allocate corporate interest income and expense, income taxes, other income and expenses related to corporate activity or corporate expense for management and administrative services that benefit all three segments. Because of this unallocated expense, the operating income (loss) of each reporting segment does not reflect the operating income (loss) the reporting segment would have as a stand-alone business. All amounts presented exclude the results of operations of the Company’s discontinued full-service used auto parts operation.

The table below illustrates the Company’s operating results from continuing operations by reporting segment (in thousands):

	Three Months Ended		Six Months Ended
	2/29/2012	2/28/2011	2/29/2012	2/28/2011
Revenues:
Metals Recycling Business:
Revenues	$781,933	$637,028	$1,510,371	$1,228,736
Less: Intersegment revenues	(39,986)	(39,049)	(98,700)	(70,758)
MRB external customer revenues	741,947	597,979	1,411,671	1,157,978
Auto Parts Business:
Revenues	78,232	72,533	162,285	139,214
Less: Intersegment revenues	(18,090)	(18,738)	(39,593)	(33,949)
APB external customer revenues	60,142	53,795	122,692	105,265
Steel Manufacturing Business:
Revenues	84,523	70,068	164,424	133,703
Total revenues	$886,612	$721,842	$1,698,787	$1,396,946

The table below illustrates the reconciliation of the Company’s segment operating income (loss) to income from continuing operations before income taxes (in thousands):

	Three Months Ended		Six Months Ended
	2/29/2012	2/28/2011	2/29/2012	2/28/2011
Metals Recycling Business	$19,952	$41,691	$33,051	$67,225
Auto Parts Business	8,708	15,957	19,150	29,996
Steel Manufacturing Business	(868)	(711)	349	(2,746)
Segment operating income	27,792	56,937	52,550	94,475
Corporate and eliminations	(9,805)	(11,000)	(19,595)	(20,098)
Operating income	17,987	45,937	32,955	74,377
Other income (expense)	(2,855)	1,931	(6,520)	1,549
Income from continuing operations before income taxes	$15,132	$47,868	$26,435	$75,926

The following is a summary of the Company’s total assets by reporting segment (in thousands):

	February 29, 2012	August 31, 2011
Metals Recycling Business(1)	$1,658,143	$1,668,778
Auto Parts Business	319,665	304,060
Steel Manufacturing Business	324,247	324,596
Total segment assets	2,302,055	2,297,434
Corporate and eliminations	(428,268)	(407,265)
Total assets	$1,873,787	$1,890,169
_____________________________

(1)	MRB total assets include $18 million and $17 million as of February 29, 2012 and August 31, 2011, respectively, for investments in joint venture partnerships.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section includes a discussion of our operations for the three and six months ended February 29, 2012 and February 28, 2011. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2011 and the Unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in Part I, Item 1 of this report.
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

We operate in three reporting segments: the Metals Recycling Business (“MRB”), the Auto Parts Business (“APB”) and the Steel Manufacturing Business (“SMB”), that collectively provide an end-of-life cycle solution for a variety of products through our integrated businesses. We use operating income (loss) to measure our segment performance. Corporate expense consists primarily of unallocated expense for management and administrative services that benefit all three reporting segments. As a result of this unallocated expense, the operating income (loss) of each reporting segment does not reflect the operating income (loss) the reporting segment would have as a stand-alone business. For further information regarding our reporting segments, see Note 15 - Segment Information in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

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

Executive Overview of Financial Results for the Second Quarter of Fiscal 2012
In the second quarter of fiscal 2012, we generated consolidated revenues of $887 million, an increase of 23% from the $722 million of revenues achieved in the second quarter of fiscal 2011. The increase was primarily due to higher sales volumes achieved by each of our segments and incremental revenues from fiscal 2011 acquisitions of $33 million.

Operating income for the quarter decreased by $28 million, or 61%, to $18 million when compared with the prior year quarter. Our results were adversely impacted by the significant market volatility and rapid decline in selling prices that occurred in the first quarter of fiscal 2012 caused mainly by an escalation in the European financial crisis. The carry over effect of these weaker conditions resulted in a compression of operating margins on shipments made in the early part of the second quarter of fiscal 2012. While selling prices rebounded in the second quarter compared to the first quarter’s trough, they fluctuated due to cautious customer demand. The impact of a weak market environment together with the effect of mild winter weather conditions in the U.S., which eased customer concerns regarding availability of materials for sale, contributed to continuing softness in selling prices. As a result, operating margins of both MRB and APB declined from the prior year. In addition, selling, general and administrative (“SG&A”) expenses increased by $8 million, or 19%, primarily due to the absence in the current year of $6 million of favorable customer contract settlements that were recorded in the second quarter of fiscal 2011.

The following items summarize our consolidated financial results for the second quarter of fiscal 2012:

•	Revenues of $887 million, compared to $722 million in the second quarter of fiscal 2011;

•	Operating income of $18 million, compared to $46 million in the second quarter of fiscal 2011;

•	Net income attributable to SSI of $10 million, or $0.35 per share (diluted), compared to $31 million, or $1.10 per share (diluted), in the second quarter of fiscal 2011;

•	Net cash provided by operating activities of $41 million in the first six months of fiscal 2012, compared to $20 million in the prior year; and

•
Debt, net of cash, of $362 million as of February 29, 2012, compared to $354 million as of August 31, 2011 (see the reconciliation of Debt, net of cash in Non-GAAP Financial Measures at the end of this Item 2).

The following items highlight the financial results for our operating segments for the second quarter of fiscal 2012:

•	MRB revenues and operating income of $782 million and $20 million, respectively, compared to $637 million and $42 million in the second quarter of fiscal 2011, respectively;

•	APB revenues and operating income of $78 million and $9 million, respectively, compared to $73 million and $16 million in the second quarter of fiscal 2011, respectively; and

•	SMB revenues and operating loss of $85 million and $(1) million, respectively, compared to $70 million and $(1) million in the second quarter of fiscal 2011, respectively.

SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

	Three Months Ended			Six Months Ended
($ in thousands)	2/29/2012	2/28/2011	% Change	2/29/2012	2/28/2011	% Change
Revenues:
Metals Recycling Business	$781,933	$637,028	23%	$1,510,371	$1,228,736	23%
Auto Parts Business	78,232	72,533	8%	162,285	139,214	17%
Steel Manufacturing Business	84,523	70,068	21%	164,424	133,703	23%
Intercompany revenue eliminations(1)	(58,076)	(57,787)	1%	(138,293)	(104,707)	32%
Total revenues	886,612	721,842	23%	1,698,787	1,396,946	22%
Cost of goods sold:
Metals Recycling Business	735,844	577,363	27%	1,422,300	1,123,051	27%
Auto Parts Business	55,562	44,410	25%	115,021	85,639	34%
Steel Manufacturing Business	83,576	68,955	21%	160,581	133,173	21%
Intercompany cost of goods sold eliminations(1)	(57,895)	(57,872)	—%	(138,599)	(106,461)	30%
Total cost of goods sold	817,087	632,856	29%	1,559,303	1,235,402	26%
SG&A expense:
Metals Recycling Business	27,004	18,943	43%	56,869	40,390	41%
Auto Parts Business	13,962	12,166	15%	28,114	23,579	19%
Steel Manufacturing Business	1,815	1,824	—%	3,494	3,276	7%
Corporate(2)	9,589	11,100	(14)%	19,885	21,663	(8)%
Total SG&A expense	52,370	44,033	19%	108,362	88,908	22%
Income from joint ventures:
Metals Recycling Business	(867)	(969)	(11)%	(1,849)	(1,930)	(4)%
Change in intercompany profit elimination(3)	35	(15)	NM	16	189	(92)%
Total joint venture income	(832)	(984)	(15)%	(1,833)	(1,741)	5%
Operating income (loss):
Metals Recycling Business	19,952	41,691	(52)%	33,051	67,225	(51)%
Auto Parts Business	8,708	15,957	(45)%	19,150	29,996	(36)%
Steel Manufacturing Business	(868)	(711)	22%	349	(2,746)	NM
Corporate expense	(9,589)	(11,100)	(14)%	(19,885)	(21,663)	(8)%
Change in intercompany profit elimination(4)	(216)	100	NM	290	1,565	(81)%
Total operating income	$17,987	$45,937	(61)%	$32,955	$74,377	(56)%
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

Revenues
Consolidated revenues in the second quarter and first six months of fiscal 2012 were $887 million and $1.7 billion, respectively, an increase of 23% and 22%, respectively, compared to the same periods in the prior year. The increase in consolidated revenues was primarily due to higher sales volumes in each of our segments mainly as a result of fiscal 2011 acquisitions, increased recycled metal collection activity and improved recovery of nonferrous materials through enhanced processing technologies at MRB. In

SCHNITZER STEEL INDUSTRIES, INC.

addition, after experiencing a period of steady growth throughout most of fiscal 2011, average net selling prices for ferrous recycled metal were 11% higher for the six months ended February 29, 2012 compared to the prior year period despite the significant pricing decline that occurred in the first quarter of fiscal 2012. Incremental revenues from third party sales generated by fiscal 2011 acquisitions were $33 million and $63 million for the second quarter and first six months of fiscal 2012, respectively.
Operating Income
Consolidated operating income in the second quarter and first six months of fiscal 2012 was $18 million and $33 million, respectively, a decrease of 61% and 56%, respectively, compared to the same periods in the prior year.
Despite the increase in sales volumes achieved by each of our segments compared to the same periods in the prior year, consolidated operating income for the second quarter and first six months of fiscal 2012 decreased primarily as a result of the significant market volatility that occurred in the first quarter of fiscal 2012 caused mainly by an escalation in the European financial crisis. This led to a slowdown in customer buying patterns, followed by a rapid decline in selling prices and metal purchase prices. These market conditions caused a temporary but significant compression in operating margins on shipments made in the latter part of the first quarter and the early part of the second quarter of fiscal 2012 as a result of cost of goods sold, which reflects the weighted average inventory cost method, decreasing at a slower rate than metal purchase prices and net selling prices in a period of sharply declining recycled metal prices. While selling prices rebounded in the second quarter compared to the first quarter’s trough, they fluctuated due to cautious customer demand. The impact of a weak market environment together with the effect of mild winter weather in the U.S., which eased customer concerns regarding availability of materials for sale, contributed to continuing softness in selling prices. Operating margins at APB were also affected by higher vehicle purchase costs due to tight supply markets for end-of-life vehicles. As a result, operating margins of both MRB and APB declined from the prior year. Unlike fiscal 2012, the prior year comparable periods reflected a less volatile market environment characterized by rising recycled metal prices, which did not lead to a similar compression in operating margins.
In addition, SG&A expenses for the second quarter and first six months of fiscal 2012 increased by $8 million, or 19%, and $19 million, or 22%, respectively, primarily due to the absence in the current year of $6 million of favorable customer contract settlements that were recorded in the second quarter of fiscal 2011, increased operating expenses related to fiscal 2011 acquisitions of $3 million and $8 million, respectively, and costs associated with additional headcount from business growth.
Other Income (Expense)
Interest expense was $3 million and $7 million for the second quarter and first six months of fiscal 2012, respectively, compared to $1 million and $2 million for the same periods in the prior year. The increase in interest expense was due to increased borrowings primarily related to our acquisitions in fiscal 2011 and higher average interest rates under our bank credit facilities.
Other income, net decreased $2 million and $3 million for the second quarter and first six months of fiscal 2012 compared to the same periods in the prior year, primarily due to $3 million of unrealized transaction gains recognized in the second quarter of the prior year relating to foreign currency forward contracts in connection with the acquisition of a business in Canada.
Income Tax Expense
Our effective tax rate for the second quarter and first six months of fiscal 2012 was 31.5% compared to 32.9% and 32.8%, respectively, for the same periods in the prior year. The effective tax rate for fiscal 2012 is expected to be approximately 34%.

SCHNITZER STEEL INDUSTRIES, INC.

Financial Results by Segment
We operate our business across three reporting segments: MRB, APB and SMB. Additional financial information relating to these reporting segments is contained in Note 15 - Segment Information in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
Metals Recycling Business

	Three Months Ended			Six Months Ended
($ in thousands, except for prices)	2/29/2012	2/28/2011	% Change	2/29/2012	2/28/2011	% Change
Ferrous revenues	$612,603	$502,289	22%	$1,190,627	$983,157	21%
Nonferrous revenues	158,997	130,441	22%	301,287	238,713	26%
Other	10,333	4,298	140%	18,457	6,866	169%
Total segment revenues	781,933	637,028	23%	1,510,371	1,228,736	23%
Cost of goods sold	735,844	577,363	27%	1,422,300	1,123,051	27%
SG&A expense	27,004	18,943	43%	56,869	40,390	41%
Income from joint ventures	(867)	(969)	(11)%	(1,849)	(1,930)	(4)%
Segment operating income	$19,952	$41,691	(52)%	$33,051	$67,225	(51)%
Average ferrous recycled metal sales prices ($/LT):(1)
Steel Manufacturing Business	$432	$408	6%	$430	$380	13%
Other domestic	$421	$399	6%	$417	$354	18%
Foreign	$420	$424	(1)%	$428	$389	10%
Average	$421	$419	—%	$426	$384	11%
Ferrous sales volume (LT, in thousands):
Steel Manufacturing Business	91	96	(5)%	226	186	22%
Other domestic	207	144	44%	391	306	28%
Total domestic	298	240	24%	617	492	25%
Foreign	1,055	860	23%	1,968	1,839	7%
Total ferrous sales volume (LT, in thousands)	1,353	1,100	23%	2,585	2,331	11%
Average nonferrous sales price ($/pound)(1)	$0.91	$1.04	(13)%	$0.95	$0.99	(4)%
Nonferrous sales volumes (pounds, in thousands)	168,545	121,498	39%	305,788	232,993	31%
Outbound freight included in cost of goods sold	$48,472	$45,212	7%	$98,560	$96,009	3%
_____________________________
LT = Long Ton, which is 2,240 pounds

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

Revenues
Second quarter of fiscal 2012 compared with second quarter of fiscal 2011
The increase in ferrous revenues was due to higher sales volumes mainly driven by fiscal 2011 acquisitions and higher ferrous scrap collection activity.
The increase in nonferrous revenues was driven by increased sales volumes, primarily due to incremental volume from fiscal 2011 acquisitions, timing of shipments, more nonferrous collection activity and increased recovery of nonferrous materials processed through our enhanced shredding and sorting technologies. The increase in volume was partially offset by a decrease in average nonferrous net selling prices.

First six months of fiscal 2012 compared with first six months of fiscal 2011
The increase in ferrous revenues was due to higher average ferrous net selling prices and increased sales volumes. Average ferrous net selling prices were higher in the first six months of fiscal 2012 compared to the prior year despite recent pricing declines due

SCHNITZER STEEL INDUSTRIES, INC.

to weaker global economic conditions. Ferrous sales volumes increased primarily due to incremental volume from fiscal 2011 acquisitions and higher ferrous scrap collection activity due to business growth.
The increase in nonferrous revenues was primarily due to increased sales volumes, mainly reflecting incremental volume from fiscal 2011 acquisitions, more nonferrous collection activity and increased recovery of nonferrous materials processed through our enhanced shredding and sorting technologies.

Segment Operating Income
Despite the significant increase in sales volumes compared to the same periods in the prior year, operating income for the second quarter and first six months of fiscal 2012 decreased by 52% and 51%, respectively. The decrease in operating income was primarily a result of the market volatility and sharp decline in selling prices that occurred in the first quarter of fiscal 2012. These market conditions caused a temporary but significant compression in operating margins on shipments made in the latter part of the first quarter and the early part of the second quarter of fiscal 2012 due to the adverse impact of average inventory costing on cost of goods sold.
In addition, operating income in the second quarter and first six months of fiscal 2012 reflected higher SG&A expenses of $8 million and $16 million, respectively, primarily due to the absence in the current year of $6 million of favorable customer contract settlements that were recorded in the second quarter of fiscal 2011, operating expenses related to fiscal 2011 acquisitions of $2 million and $6 million, respectively, and costs associated with additional headcount from business growth.

Auto Parts Business

	Three Months Ended			Six Months Ended
($ in thousands)	2/29/2012	2/28/2011	% Change	2/29/2012	2/28/2011	% Change
Revenues	$78,232	$72,533	8%	$162,285	$139,214	17%
Cost of goods sold	55,562	44,410	25%	115,021	85,639	34%
SG&A expense	13,962	12,166	15%	28,114	23,579	19%
Segment operating income	$8,708	$15,957	(45)%	$19,150	$29,996	(36)%
Number of stores at period end	51	50	2%	51	50	2%
Cars purchased (in thousands)	84	81	4%	169	163	4%

Revenues
The increase in revenues in the second quarter and first six months of fiscal 2012 was primarily due to increased car volumes from fiscal 2011 acquisitions, further enhancements of production operating efficiencies and higher customer admissions and parts sales, which benefited from marketing initiatives and mild winter weather conditions in fiscal 2012. Revenues for the first six months of fiscal 2012 also benefited from higher average selling prices for recycled scrap metal.
Segment Operating Income
Operating income for the second quarter and first six months of fiscal 2012 decreased by 45% and 36%, respectively. The market volatility and sharp decline in selling prices that occurred in the first quarter of fiscal 2012 caused a temporary but significant compression in operating margins on scrap and core sales made in the latter part of the first quarter and the early part of the second quarter of fiscal 2012 due to the adverse impact of average inventory costing on cost of goods sold. Operating margins were also affected by higher vehicle purchase costs due to tight supply markets for end of life vehicles.
In addition, operating income in the second quarter and first six months of fiscal 2012 was impacted by an increase in SG&A expenses of $2 million and $5 million, respectively, which included increased legal expenses and operating expenses related to fiscal 2011 acquisitions.

SCHNITZER STEEL INDUSTRIES, INC.

Steel Manufacturing Business

	Three Months Ended			Six Months Ended
($ in thousands, except for price)	2/29/2012	2/28/2011	% Change	2/29/2012	2/28/2011	% Change
Revenues	$84,523	$70,068	21%	$164,424	$133,703	23%
Cost of goods sold	83,576	68,955	21%	160,581	133,173	21%
SG&A expense	1,815	1,824	—%	3,494	3,276	7%
Segment operating income (loss)	$(868)	$(711)	22%	$349	$(2,746)	NM
Finished steel products average sales price ($/ton)(1)	$725	$687	6%	$724	$660	10%
Finished steel products sold (tons, in thousands)	112	99	13%	219	197	11%
Rolling mill utilization	54%	52%		57%	50%
_____________________________
NM = Not Meaningful

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

Revenues
The increase in revenues was primarily as a result of an improvement in the average selling price for finished steel products and growth in the volume of finished steel products sold in the second quarter and first six months of fiscal 2012 compared to the same periods in the prior year. The rise in the average selling price for finished steel products was primarily driven by increased scrap metal purchase prices, reflecting our ability to pass through higher purchase prices for scrap and other raw materials to end customers. The increase in the volume of finished steel products sold was primarily a result of improved, although still weak, demand in our West Coast markets.
Segment Operating Income (Loss)
The increase in operating income for the first six months of fiscal 2012 was primarily due to the increase in the average selling prices for finished steel products, compared to the prior year, which outpaced the increase in scrap and other raw material purchase costs and the increase in the volume of finished steel products sold as a result of improved, but still weak, demand in western North America.
Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.

Sources and Uses of Cash
We had cash balances of $52 million and $49 million as of February 29, 2012 and August 31, 2011, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, dividends and share repurchases. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of February 29, 2012, debt, net of cash, was $362 million compared to $354 million as of August 31, 2011 (refer to Non-GAAP Financial Measures below), an increase of $8 million primarily due to higher working capital requirements. Our cash balances as of February 29, 2012 and August 31, 2011 include $21 million and $11 million, respectively, which are indefinitely reinvested in Puerto Rico and Canada.
Operating Activities
Net cash provided by operating activities in the first six months of fiscal 2012 was $41 million, compared to $20 million in the first six months of fiscal 2011.

Cash provided by operating activities in the first six months of fiscal 2012 included a $14 million decrease in inventory due to lower volumes on hand and an $8 million decrease in accounts receivable due to the timing of collections. Uses of cash included a $15 million decrease in accounts payable and a $14 million decrease in accrued payroll and related liabilities due to the timing of payments.

Cash used in operating activities in the first six months of fiscal 2011 included an increase in inventory of $80 million due to higher purchase costs for raw materials and an increase of $29 million in accounts receivable due to the timing of collections.

SCHNITZER STEEL INDUSTRIES, INC.

Sources of cash included an increase of $31 million in accounts payable due to increases in purchase costs for raw materials and the timing of payments and an increase of $15 million in accrued taxes due to improved financial results.
Investing Activities
Net cash used in investing activities in the first six months of fiscal 2012 was $43 million, compared to $213 million in the first six months of fiscal 2011.

Cash used in investing activities in the first six months of fiscal 2012 included $43 million in capital expenditures to upgrade our equipment and infrastructure.

Cash used in investing activities in the first six months of fiscal 2011 included $166 million paid for acquisitions and $46 million in capital expenditures to upgrade our equipment and infrastructure.

Financing Activities
Net cash provided by financing activities in the first six months of fiscal 2012 was $4 million, compared to $210 million in the first six months of fiscal 2011.

Cash provided by financing activities in the first six months of fiscal 2012 included $10 million in net borrowings of debt (refer to Non-GAAP Financial Measures below) principally used to support higher working capital requirements, partially offset by $3 million used to repurchase outstanding shares of our Class A common stock.

Cash provided by financing activities in the first six months of fiscal 2011 included $220 million in net borrowings of debt (refer to Non-GAAP Financial Measures below) principally used to support acquisitions, higher working capital requirements and capital expenditures.

Credit Facilities
We maintain a $650 million revolving credit facility, including $30 million in Canadian Dollar availability, that matures in February 2016 pursuant to an unsecured committed bank credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto. Interest rates on outstanding indebtedness under the amended agreement are based, at our option, on either the London Interbank Offered Rate (or the Canadian equivalent) plus a spread of between 1.75% and 2.75%, with the amount of the spread based on a pricing grid tied to our leverage ratio, or the base rate plus a spread of between 0% and 1%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.25% and 0.45%, which is based on a pricing grid tied to our leverage ratio. We had borrowings outstanding under the credit facility of $403 million as of February 29, 2012 and $393 million as of August 31, 2011, an increase of $10 million primarily due to increased working capital requirements. The weighted average interest rate on amounts outstanding under this facility was 2.55% as of February 29, 2012 and 2.48% as of August 31, 2011.

We also have an unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. The term of this credit facility was recently extended to March 1, 2013. Interest rates are set by the bank at the time of borrowing. We had no borrowings outstanding under this facility as of February 29, 2012 and August 31, 2011.

The two bank credit agreements contain various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of February 29, 2012, we were in compliance with all such covenants. We use these credit facilities to fund working capital requirements, acquisitions, capital expenditures and share repurchases.

In addition, as of February 29, 2012 and August 31, 2011, we had $8 million of long-term tax-exempt bonds that mature in January 2021.

Acquisitions
During the first six months of fiscal 2011, we closed eight acquisitions with an aggregate purchase price of $166 million as we continued to execute our growth strategy. There were no acquisitions in the first six months of fiscal 2012.

Capital Expenditures
Capital expenditures totaled $43 million for the first six months of fiscal 2012, compared to $46 million for the same period in the prior year. During the second quarter of fiscal 2012, we continued our investments in the replacement of existing equipment

SCHNITZER STEEL INDUSTRIES, INC.

and infrastructure, investments in technology to improve the recovery and separation of nonferrous materials from the shredding process and investments to further improve efficiency and increase capacity, improve worker safety and enhance environmental systems. We plan to invest approximately $100 million in capital expenditures in fiscal 2012.

Environmental Compliance
Our commitment to sustainable recycling and operating our business in an environmentally responsible manner requires us to continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures, we invested $9 million in capital expenditures for environmental projects during the first six months of fiscal 2012.

We have been identified by the United States Environmental Protection Agency (“EPA”) as one of the potentially responsible parties (“PRPs”) that own or operate or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (“the Site”). A group of PRPs is conducting an investigation and study to identify and characterize the contamination at the Site and develop alternative approaches to remediation of the contamination. On March 30, 2012 the group submitted to the EPA a draft feasibility study (“draft FS”) based on approximately ten years of work and $100 million in costs classified as investigation-related. The draft FS identifies ten possible remedial alternatives which range in estimated cost from approximately $170 million to $250 million (net present value) for the least costly alternative to approximately $1.08 billion to $1.76 billion (net present value) for the most costly and estimates a range of two to 28 years to implement the remedial work, depending on the selected alternative. The draft FS does not determine who is responsible for remediation costs, define the precise cleanup boundaries or select remedies. The draft FS will be reviewed, and may be subject to revisions prior to its approval, by the EPA. A final decision on the nature and extent of the required remediation will occur only after the EPA has prepared a proposed plan for public review and issued a record of decision (“ROD”). Currently available information indicates that the EPA does not expect to issue its final ROD selecting a remedy for the Site until at least 2013. Because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs, we believe it is not reasonably possible to estimate the amount or range of costs which we are likely or reasonably possible to incur in connection with the Site, although such costs could be material to our future cash flows and liquidity. Any material liabilities recorded in the future related to the Site could result in our failure to maintain compliance with certain covenants in our debt agreements. Significant cash outflows in the future related to the Site could reduce the amounts available for borrowing that could otherwise be used for investment in capital expenditures, acquisitions, dividends and share repurchases. See Note 7 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Redeemable Noncontrolling Interest
In March 2011, we issued common stock of one of our subsidiaries to a noncontrolling interest holder of that subsidiary that is redeemable both at the option of the holder and upon the occurrence of an event that is not solely within the Company’s control. Under the terms of an agreement related to the acquisition, the noncontrolling interest owner has the right to require the Company to purchase its 20% interest in the Company’s subsidiary for fair value. The noncontrolling interest becomes redeemable within 60 days after the later of (i) the third anniversary of the date of the acquisition and (ii) the date on which certain principals of the minority shareholder are no longer employed by the Company. The conditions for redemption of the noncontrolling interest had not been met as of February 29, 2012. If the interest were to be redeemed, the Company would be required to purchase all of such interest at fair value on the date of redemption. As of February 29, 2012, the fair value of the redeemable noncontrolling interest was $21 million. See Note 8 - Redeemable Noncontrolling Interest in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Assessment of Liquidity and Capital Resources
Historically, our available cash resources, internally generated funds, credit facilities and equity offerings have financed our acquisitions, capital expenditures, share repurchases, dividends, working capital and other financing needs.

We generally believe our current cash resources, internally generated funds, existing credit facilities and access to the capital markets will provide adequate short-term and long-term liquidity needs for acquisitions, capital expenditures, working capital, joint ventures, share repurchases, dividends, debt service requirements and environmental obligations. However, in the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate steps to obtain sufficient additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained or, if obtained, would be adequate or on acceptable terms.

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
Contractual Obligations
There were no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011 as updated in our Quarterly Report on Form 10-Q for the interim period ended November 30, 2011.
Our redeemable noncontrolling interest is a potential future obligation for which the exercise date and future fair value are not known and not solely within our control. See Note 8 - Redeemable Noncontrolling Interest in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. At February 29, 2012 we had $18 million outstanding under these arrangements.

Critical Accounting Policies and Estimates
We reaffirm our critical accounting policies and estimates as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended August 31, 2011, with the following changes:

Goodwill
We evaluate goodwill for impairment annually during the second fiscal quarter and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the carrying value of goodwill may be impaired. Based on our impairment test performed during the second quarter of fiscal 2012, the estimated fair value of our reporting units substantially exceeded their carrying values.
Redeemable Noncontrolling Interest
We have issued common stock of one of our subsidiaries to a noncontrolling interest holder of that subsidiary that is redeemable both at the option of the holder and upon the occurrence of an event that is not solely within our control. Since redemption of the noncontrolling interest is outside of our control, this interest is presented on the Consolidated Balance Sheets in the mezzanine section under the caption “Redeemable noncontrolling interest.” If the interest were to be redeemed, we would be required to purchase all of such interest at fair value on the date of redemption. As such, the redeemable noncontrolling interest is measured at fair value at each reporting period. Any adjustments to the carrying amount of the redeemable noncontrolling interest for changes in fair value prior to exercise of the redemption option are determined after the attribution of net income or loss of the subsidiary and are recorded to retained earnings.
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
Recently Issued Accounting Standards
For a description of recent accounting pronouncements that may have an impact on our financial condition, results of operations or cash flows, see Note 2 - Recent Accounting Pronouncements in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Non-GAAP Financial Measures
Debt, net of cash
Debt, net of cash is the difference between (i) the sum of long-term debt and short-term debt (i.e., total debt) and (ii) cash and cash equivalents. Management believes that debt, net of cash is a useful measure for investors because, as cash and cash equivalents

SCHNITZER STEEL INDUSTRIES, INC.

can be used, among other things, to repay indebtedness, netting this against total debt is a useful measure of our leverage.
The following is a reconciliation of debt, net of cash (in thousands):

	February 29, 2012	August 31, 2011
Short-term borrowings	$668	$643
Long-term debt, net of current maturities	412,891	403,287
Total debt	413,559	403,930
Less: cash and cash equivalents	51,720	49,462
Total debt, net of cash	$361,839	$354,468
Net borrowings of debt
Net borrowings of debt is the sum of borrowings from long-term debt, repayments of long-term debt, proceeds from line of credit, and repayment of line of credit. Management presents this amount as the net change in the Company’s borrowings for the period because it believes it is useful for investors as a meaningful presentation of the change in debt.
The following is a reconciliation of net borrowings of debt (in thousands):

	Six Months Ended
	2/29/2012	2/28/2011
Borrowings from long-term debt	$315,661	$413,000
Proceeds from line of credit	211,000	311,000
Repayment of long-term debt	(305,986)	(193,298)
Repayment of line of credit	(211,000)	(311,000)
Net borrowings of debt	$9,675	$219,702
Management believes that these non-GAAP financial measures allow for a better understanding of our operating and financial performance. These non-GAAP financial measures should be considered in addition to, but not as a substitute for, the most directly comparable U.S. GAAP measures.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
We are exposed to commodity price risk, mainly associated with variations in the market price for finished steel products, ferrous and nonferrous metals, including scrap metal, autobodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to increases and decreases in forward selling prices by adjusting purchase prices on a timely basis. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices at February 29, 2012, a 10% decrease in the selling price per ton of finished steel products would have caused an NRV inventory write down of approximately $3 million at SMB. A 10% decrease in the selling price of inventory would not have had a material NRV impact on MRB or APB at February 29, 2012.
Interest Rate Risk
There have been no material changes to the Company’s disclosure regarding interest rate risk set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended August 31, 2011.
Credit Risk
As of February 29, 2012 and August 31, 2011, 44% of our trade accounts receivable balance was covered by letters of credit. Of the remaining balance as of February 29, 2012, 92% was less than 60 days past due, compared to 93% as of August 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of February 29, 2012, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
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
See Note 7 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item I, incorporated by reference herein.

ITEM 1A.	RISK FACTORS
There have been no material changes to our risk factors reported or new factors identified since the filing of our Annual Report on Form 10-K for the year ended August 31, 2011, which was filed with the Securities and Exchange Commission on October 20, 2011, except for the following:
Potential costs related to the environmental cleanup of Portland Harbor may be material to our financial position and liquidity
In December 2000, we were notified by the United States Environmental Protection Agency (“EPA”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) that we are a potentially responsible party (“PRP”) that owns or operates or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (the “Site”). The precise nature and extent of any cleanup of the Site, the parties to be involved, the process to be followed for any cleanup and the allocation of the costs for any cleanup among responsible parties have not yet been determined, but the process of identifying additional PRPs and beginning allocation of costs is underway. A group of PRPs is conducting an investigation and study to identify and characterize the contamination at the Site and develop alternative approaches to remediation of the contamination. On March 30, 2012 the group submitted to the EPA a draft feasibility study (“draft FS”) based on approximately ten years of work and $100 million in costs classified as investigation-related. The draft FS identifies ten possible remedial alternatives which range in estimated cost from approximately $170 million to $250 million (net present value) for the least costly alternative to approximately $1.08 billion to $1.76 billion (net present value) for the most costly and estimates a range of two to 28 years to implement the remedial work, depending on the selected alternative. The draft FS does not determine who is responsible for remediation costs, define the precise cleanup boundaries or select remedies. The draft FS will be reviewed, and may be subject to revisions prior to its approval, by the EPA. A final decision on the nature and extent of the required remediation will occur only after the EPA has prepared a proposed plan for public review and issued a record of decision (“ROD”). Currently available information indicates that the EPA does not expect to issue its final ROD selecting a remedy for the Site until at least 2013. Separately, the natural resource damages trustees for the Site are conducting a process to determine the amount of natural resource damages at the Site and identify the persons potentially liable for such damages. It is currently unclear to what extent we will be liable for environmental costs or damages associated with the Site or for natural resource damage claims or third party contribution or damage claims with respect to the Site; however, given the size of the Site, the costs to date of the RI/FS and the nature of the conditions identified to date, the total cost of the investigations, remediation and natural resource damages claims are likely to be substantial. Significant cash outflows in the future related to the Site could reduce the amount of our borrowing capacity that could otherwise be used for investment in capital expenditures, acquisitions, dividends and share repurchases. Any material liabilities incurred in the future related to the Site could result in our failure to maintain compliance with certain covenants in our debt agreements. Because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs, we believe it is not possible to reasonably estimate the amount or range of costs which we are likely or reasonably possible to incur in connection with the Site, although such costs could be material to our financial position, results of operations, cash flows or liquidity. See Note 7 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Schnitzer Steel Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended February 29, 2012 and February 28, 2011, (ii) Condensed Consolidated Balance Sheets as of February 29, 2012, and August 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended February 29, 2012 and February 28, 2011, and (iv) the Notes to Condensed Consolidated Financial Statements. (1)

(1) In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by the specific reference in such filing.

SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date:	April 5, 2012	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
President and Chief Executive Officer

Date:	April 5, 2012	By:	/s/ Richard D. Peach
Richard D. Peach
Senior Vice President and Chief Financial Officer