Form 10-Q
period 2012-05-31
SCHNITZER STEEL INDUSTRIES INC
filed 2012-06-28
CIK 912603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 31, 2012
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
Yes  ☐    No  ☒
The Registrant had 25,361,995 shares of Class A common stock, par value of $1.00 per share, and 1,450,749 shares of Class B common stock, par value of $1.00 per share, outstanding as of June 22, 2012.

SCHNITZER STEEL INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	May 31, 2012	August 31, 2011
Assets
Current assets:
Cash and cash equivalents	$56,470	$49,462
Accounts receivable, net of allowance for doubtful accounts of $6,755 and $6,148	149,720	229,975
Inventories, net	328,057	335,120
Deferred income taxes	11,729	11,784
Refundable income taxes	12,884	3,541
Prepaid expenses and other current assets	30,786	24,117
Total current assets	589,646	653,999
Property, plant and equipment, net of accumulated depreciation of $518,903 and $471,305	544,973	555,284
Investments in joint venture partnerships	17,052	17,208
Goodwill	627,427	627,805
Intangibles, net of accumulated amortization of $17,804 and $20,846	16,634	20,906
Other assets	15,431	14,967
Total assets	$1,811,163	$1,890,169
Liabilities and Equity
Current liabilities:
Short-term borrowings	$668	$643
Accounts payable	115,575	141,011
Accrued payroll and related liabilities	22,504	36,475
Environmental liabilities	2,966	2,983
Accrued income taxes	9,448	13,833
Other accrued liabilities	35,514	38,368
Total current liabilities	186,675	233,313
Deferred income taxes	87,269	85,378
Long-term debt, net of current maturities	357,065	403,287
Environmental liabilities, net of current portion	45,427	37,872
Other long-term liabilities	9,587	10,030
Total liabilities	686,023	769,880
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest	19,865	19,053
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 25,095 and 24,241 shares issued and outstanding	25,095	24,241
Class B common stock – 25,000 shares $1.00 par value authorized, 1,790 and 3,060 shares issued and outstanding	1,790	3,060
Additional paid-in capital	—	762
Retained earnings	1,080,445	1,065,109
Accumulated other comprehensive income (loss)	(7,526)	1,540
Total SSI shareholders’ equity	1,099,804	1,094,712
Noncontrolling interests	5,471	6,524
Total equity	1,105,275	1,101,236
Total liabilities and equity	$1,811,163	$1,890,169
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Revenues	$879,865	$981,062	$2,578,653	$2,378,008
Operating expense:
Cost of goods sold	807,980	870,530	2,367,283	2,105,932
Selling, general and administrative	50,148	56,848	158,510	145,757
Income from joint ventures	(341)	(1,648)	(2,174)	(3,389)
Operating income	22,078	55,332	55,034	129,708
Interest expense	(2,729)	(3,127)	(9,473)	(4,883)
Other income (expense), net	(154)	(31)	70	3,274
Income from continuing operations before income taxes	19,195	52,174	45,631	128,099
Income tax expense	(7,541)	(18,056)	(15,870)	(42,965)
Income from continuing operations	11,654	34,118	29,761	85,134
Income from discontinued operations, net of tax	—	282	—	317
Net income	11,654	34,400	29,761	85,451
Net income attributable to noncontrolling interests	(413)	(1,372)	(1,875)	(3,804)
Net income attributable to SSI	$11,241	$33,028	$27,886	$81,647
Basic:
Income per share from continuing operations attributable to SSI	$0.41	$1.18	$1.01	$2.95
Income per share from discontinued operations	—	0.01	—	0.01
Net income per share attributable to SSI	$0.41	$1.19	$1.01	$2.96
Diluted:
Income per share from continuing operations attributable to SSI	$0.40	$1.17	$1.00	$2.91
Income per share from discontinued operations	—	0.01	—	0.01
Net income per share attributable to SSI	$0.40	$1.18	$1.00	$2.92
Weighted average number of common shares:
Basic	27,531	27,677	27,499	27,622
Diluted	27,795	27,998	27,748	27,952
Dividends declared per common share	$0.188	$0.017	$0.222	$0.051
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended May 31,
	2012	2011
Cash flows from operating activities:
Net income	$29,761	$85,451
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	61,437	53,983
Deferred income taxes	5,149	25,764
Undistributed equity in earnings of joint ventures	(2,174)	(3,389)
Share-based compensation expense	7,424	9,454
Excess tax benefit from share-based payment arrangements	(511)	(201)
(Gain) loss on disposal of assets	(17)	934
Net gain on derivatives	—	(759)
Unrealized foreign exchange (gain) loss, net	558	(73)
Bad debt expense, net of recoveries	—	421
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	69,037	(112,906)
Inventories	11,104	(73,304)
Refundable income taxes	(9,344)	(506)
Prepaid expenses and other current assets	(3,812)	(46)
Intangibles and other long-term assets	(263)	665
Accounts payable	(17,434)	16,169
Accrued payroll and related liabilities	(13,748)	(1,487)
Other accrued liabilities	1,599	849
Accrued income taxes	(4,385)	7,870
Environmental liabilities	(317)	218
Other long-term liabilities	93	(836)
Distributed equity in earnings of joint ventures	2,280	4,405
Net cash provided by operating activities	136,437	12,676
Cash flows from investing activities:
Capital expenditures	(54,945)	(74,968)
Acquisitions, net of cash acquired	—	(294,030)
Joint venture receipts (payments), net	(559)	(1,316)
Proceeds from sale of assets	624	437
Net cash used in investing activities	(54,880)	(369,877)
Cash flows from financing activities:
Proceeds from line of credit	372,500	436,000
Repayment of line of credit	(372,500)	(433,500)
Borrowings from long-term debt	380,309	788,974
Repayment of long-term debt	(425,755)	(420,851)
Debt financing fees	(1,215)	(5,309)
Repurchase of Class A common stock	(14,748)	—
Taxes paid related to net share settlement of share-based payment arrangements	(1,194)	(1,893)
Excess tax benefit from share-based payment arrangements	511	201
Stock options exercised	608	555
Contributions from noncontrolling interests	2,104	—
Distributions to noncontrolling interests	(3,497)	(2,101)
Contingent consideration paid relating to business acquisitions	(4,485)	—
Dividends paid	(6,520)	(1,400)
Net cash provided by (used in) financing activities	(73,882)	360,676
Effect of exchange rate changes on cash	(667)	(1,016)
Net increase in cash and cash equivalents	7,008	2,459
Cash and cash equivalents as of beginning of period	49,462	30,342
Cash and cash equivalents as of end of period	$56,470	$32,801
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements of Schnitzer Steel Industries, Inc. (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. Management suggests that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2011. The results for the three and nine months ended May 31, 2012 and 2011 are not necessarily indicative of the results of operations for the entire year.

Cash and Cash Equivalents
Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts of $35 million as of May 31, 2012 and $40 million as of August 31, 2011.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The majority of cash and cash equivalents are maintained with two major financial institutions (Bank of America and Wells Fargo Bank, N.A.). Balances in these institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250,000 as of May 31, 2012. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, letters of credit, cash deposits and monitoring procedures. The Company is exposed to a residual credit risk with respect to open letters of credit by virtue of the possibility of the failure of a bank providing a letter of credit. The Company had $40 million and $90 million of open letters of credit relating to accounts receivable as of May 31, 2012 and August 31, 2011, respectively.

Goodwill
Goodwill represents the excess of the purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. The Company evaluates goodwill for impairment annually during the second fiscal quarter and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Impairment of goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a ‘component’). The Company has determined that its reporting units for which goodwill has been allocated are equivalent to the Company’s operating segments, as all of the components of each segment have similar economic characteristics.
The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess.
The Company estimates the fair value of its reporting units using an income approach based on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital determined separately for each reporting unit. The determination of fair value involves the use of significant estimates and assumptions, including revenue growth rates driven by future commodity prices and volume expectations, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates and appropriate discount rates. In addition, to corroborate the reporting units’ valuation, the Company uses a market approach based on earnings multiple data and a reconciliation of the aggregated fair value of the reporting units to the Company’s market capitalization, including consideration of a control premium. The Company believes this reconciliation is consistent with a market participant’s perspective.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

When developing the fair value measurements, the Company uses quoted market prices whenever available or seeks to maximize the use of observable inputs and minimize the use of unobservable inputs when quoted market prices are not available. See Note 9 - Redeemable Noncontrolling Interest and Note 11 - Derivative Financial Instruments for further detail.

Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, debt and derivative contracts. The Company uses the market approach to value its financial assets and liabilities, determined using available market information. For long-term debt, which is primarily at variable interest rates, fair value is estimated using observable inputs (Level 2). The carrying amounts of the non-derivative financial instruments approximate fair value.

Derivatives
The Company records derivative instruments in other assets or other liabilities in the Unaudited Condensed Consolidated Balance Sheets at fair value and changes in the fair value are either recognized in accumulated other comprehensive income (loss) in the Unaudited Condensed Consolidated Balance Sheets or net income in the Unaudited Condensed Consolidated Statements of Income, as applicable, depending on the nature of the underlying exposure, whether the derivative has been designated as a hedge, and if designated as a hedge, the extent to which the hedge is effective. Amounts included in accumulated other comprehensive income (loss) are reclassified to earnings in the period in which earnings are impacted by the hedged items or in the period that the hedged transaction is deemed no longer likely to occur. For cash flow hedges, a formal assessment is made, both at the hedge’s inception and on an ongoing basis, to determine whether the derivatives that are designated as hedging instruments have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. To the extent the hedge is determined to be ineffective, the ineffective portion is immediately recognized in earnings. When available, quoted market prices or prices obtained through external sources are used to measure a contract’s fair value. The fair value of these instruments is a function of underlying forward commodity prices, related volatility, counterparty creditworthiness and duration of the contracts. Cash flows from derivatives are recognized in the Unaudited Condensed Consolidated Statements of Cash Flows in a manner consistent with the underlying transactions. See Note 11 - Derivative Financial Instruments.

Derivative contracts for commodities used in normal business operations that are settled by physical delivery, among other criteria, are eligible for and may be designated as normal purchases and normal sales. Contracts that qualify as normal purchases or normal sales are not marked-to-market. The Company does not use derivative instruments for trading or speculative purposes.

Redeemable Noncontrolling Interest
The Company has issued common stock of one of its subsidiaries to a noncontrolling interest holder of that subsidiary that is redeemable both at the option of the holder and upon the occurrence of an event that is not solely within the Company’s control. Since redemption of the noncontrolling interest is outside of the Company’s control, this interest is presented on the Unaudited Condensed Consolidated Balance Sheets in the mezzanine section under the caption “Redeemable noncontrolling interest.” If the interest were to be redeemed, the Company would be required to purchase all of such interest at fair value on the date of redemption. The redeemable noncontrolling interest is presented at the greater of its carrying amount (adjusted for the noncontrolling interest’s share of the allocation of income or loss of the subsidiary, dividends to and contributions from the noncontrolling interest) or its fair value as of each measurement date. Any adjustments to the carrying amount of the redeemable noncontrolling interest for changes in fair value prior to exercise of the redemption option are recorded to retained earnings. See Note 9 - Redeemable Noncontrolling Interest for further detail.

Reclassifications
Certain prior year amounts have been reclassified within operating expenses and other income (expense) in the Unaudited Condensed Statements of Income and cash flows from operating activities in the Unaudited Condensed Statements of Cash Flows to conform to the current year presentation. These changes had no impact on previously reported operating income, net income

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

or net cash provided by operating activities.

Note 2 - Recent Accounting Pronouncements

In June 2011, an accounting standards update was issued regarding the presentation of other comprehensive income in the financial statements. The standard eliminates the option of presenting other comprehensive income as part of the statement of changes in stockholders’ equity and instead requires the entity to present other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This amendment will be effective for the Company for fiscal year 2013 and interim periods therein. The Company currently reports other comprehensive income in the summary of changes in equity and comprehensive income and will be required to update the presentation of comprehensive income to be in compliance with the new standard.

In September 2011, an accounting standards update was issued that simplifies how an entity tests goodwill for impairment by allowing an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will adopt this standard for the goodwill impairment test to be performed in fiscal 2013. Upon adoption, this standard will impact how the Company assesses goodwill for impairment but will not change the measurement or recognition of a potential goodwill impairment charge.

In December 2011, an accounting standards update was issued increasing disclosures regarding offsetting assets and liabilities. For financial instruments and derivative instruments, the standard requires disclosure of the gross amounts of recognized assets and liabilities, the amounts offset on the balance sheet, and the amounts subject to the offsetting requirements but not offset on the balance sheet. The standard is effective for the Company for fiscal year 2014 and interim periods therein and is to be applied retrospectively. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 3 - Inventories, net

Inventories, net consisted of the following (in thousands):

	May 31, 2012	August 31, 2011
Processed and unprocessed scrap metal	$217,506	$241,093
Semi-finished steel products (billets)	15,119	9,237
Finished goods	58,437	54,395
Supplies	36,995	30,395
Inventories, net	$328,057	$335,120

Note 4 - Business Combinations

During fiscal 2011, the Company made 10 acquisitions accounted for as business combinations. The total purchase price of these acquisitions of $316 million, comprising $294 million in cash and $22 million in non-cash consideration ($20 million in shares of a subsidiary and $2 million in contingent consideration which was subsequently paid in cash in the third quarter of fiscal 2012), was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the date of acquisition. The excess of the aggregate purchase price over the fair value of the identifiable net assets acquired of $253 million was recorded as goodwill.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma financial information represents the combined results of the Company’s operations for the three and nine months ended May 31, 2011, as if all of the fiscal 2011 acquisitions had occurred as of September 1, 2009 (in thousands):

	Three Months Ended	Nine Months Ended
	May 31, 2011	May 31, 2011
Revenues	$991,979	$2,458,491
Operating income(1)	$58,201	$149,539
Net income(1)	$36,309	$98,315
Net income attributable to SSI(1)	$34,617	$92,715
_____________________________

(1)	Excludes nonrecurring executive compensation paid to the management of acquired companies that will not be incurred in the future.

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

In addition, in the third quarter of fiscal 2012, management identified the combination of a recent but significant decline of the Company’s market capitalization below the carrying value of its net assets, the persistent uncertainty around global macroeconomic conditions and the impact on fiscal 2012 operating results of current challenging market conditions in the industry in which the Company operates as a triggering event requiring an interim impairment test of goodwill.

As a result of both tests, the Company determined that the fair value of each of its reporting units for which goodwill was allocated was in excess of its respective carrying value and the goodwill balance was not impaired.

The determination of fair value of the reporting units used to perform the first step of the impairment test requires judgment and involves significant estimates and assumptions about the expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions, including a sustained decline in the Company’s market capitalization, may lead the Company to reevaluate its assumptions as to future growth rates, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, appropriate discount rates and other factors that may result in changes in the estimates of discounted future cash flows. Due to the inherent uncertainty associated with forming these estimates, actual results could differ from those estimates.

The gross changes in the carrying amount of goodwill by reporting segment for the nine months ended May 31, 2012 were as follows (in thousands):

	Metals Recycling Business	Auto Parts Business	Total
Balance as of August 31, 2011	$464,646	$163,159	$627,805
Purchase price adjustment	1,540	—	1,540
Purchase accounting adjustments	5,201	541	5,742
Foreign currency translation adjustment	(6,631)	(1,029)	(7,660)
Balance as of May 31, 2012	$464,756	$162,671	$627,427
There were no accumulated goodwill impairment charges as of May 31, 2012.

Note 6 - Short-Term Borrowings

The Company has an unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. that expires March 1, 2013. Interest rates are set by the bank at the time of borrowing. The Company had no borrowings outstanding under this facility as of May 31, 2012 and August 31, 2011. The credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Long-Term Borrowings

In April 2012, the Company and certain of its subsidiaries entered into an amendment to its unsecured committed bank credit agreement (“credit agreement”) with Bank of America, N.A. as administrative agent, and other lenders party thereto. The amendment, among other things: (i) increased the aggregate commitment size of the U.S. revolving loans by $50 million such that the credit agreement provides for revolving loans of $670 million and C$30 million; (ii) reduced the applicable margin rates such that the loans outstanding under the credit agreement will bear interest based, at the Company’s option, on either the London Interbank Offered Rate (or the Canadian equivalent) plus a spread of between 1.25% and 2.25%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate, the federal funds rate plus 0.5% or the British Bankers Association LIBOR Rate plus 1.75%; (iii) reduced the rates applicable to commitment fees payable on the unused portion of the credit facility to rates between 0.15% and 0.35% based on a pricing grid tied to the Company’s leverage ratio; and (iv) extended the maturity date of the revolving loans under the credit agreement from February 2016 to April 2017. Except as modified by the amendment as described above, the terms of the credit agreement remain the same. The Company had borrowings outstanding under the credit facility of $348 million as of May 31, 2012 and $393 million as of August 31, 2011.

Note 8 - Commitments and Contingencies

The Company evaluates the adequacy of its environmental liabilities on a quarterly basis. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which liabilities were established.

Changes in the Company’s environmental liabilities for the nine months ended May 31, 2012 were as follows (in thousands):

	Balance as of August 31, 2011	Liabilities Established (Released), Net(1)	Payments and other	Balance as of May 31, 2012	Short-Term	Long-Term
Metals Recycling Business	$25,655	$6,636	$69	$32,360	$2,412	$29,948
Auto Parts Business	15,200	833	—	16,033	554	15,479
Total	$40,855	$7,469	$69	$48,393	$2,966	$45,427
_____________________________

(1)
During fiscal 2012, the Company recorded $8 million in purchase accounting for environmental liabilities related to properties acquired or leased in connection with business combinations completed in fiscal 2011.

Metals Recycling Business (“MRB”)
As of May 31, 2012, MRB had environmental liabilities of $32 million for the potential remediation of locations where it has conducted business and has environmental liabilities from historical or recent activities.

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

On March 30, 2012, the LWG submitted to the EPA and made available on its website a draft feasibility study (“draft FS”) for the Site based on approximately ten years of work and $100 million in costs classified by the LWG as investigation related. The draft FS identifies ten possible remedial alternatives which range in estimated cost from approximately $170 million to $250 million (net present value) for the least costly alternative to approximately $1.08 billion to $1.76 billion (net present value) for the most costly and estimates a range of two to 28 years to implement the remedial work, depending on the selected alternative. The draft FS does not determine who is responsible for remediation costs, define the precise cleanup boundaries or select remedies. The draft FS will be reviewed, and may be subject to revisions prior to its approval, by the EPA. While the draft FS is an important step in the EPA’s development of a proposed plan for addressing the Site, a final decision on the nature and extent of the required remediation will occur only after the EPA has prepared a proposed plan for public review and issued a record of decision (“ROD”). Currently available information indicates that the EPA does not expect to issue its final ROD selecting a remedy for the Site until at least 2014. Responsibility for implementing and funding EPA’s selected remedy will be determined in a separate allocation process.

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

Other MRB Sites
As of May 31, 2012, the Company had environmental liabilities related to various MRB sites other than Portland Harbor of $31 million. The liabilities relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues and were not individually material at any site. No material environmental compliance enforcement proceedings are currently pending related to these sites.

Auto Parts Business (“APB”)
As of May 31, 2012, the Company had environmental liabilities related to various APB sites of $16 million. The liabilities relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues and were not individually material at any site. No material environmental compliance enforcement proceedings are currently pending related to these sites.

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

SMB had no environmental liabilities as of May 31, 2012.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, the Company is party to various legal proceedings arising in the normal course of business. Management believes that adequate provisions have been made for these contingencies. The Company does not anticipate that the resolution of legal proceedings arising in the normal course of business will have a material adverse effect on its results of operations, financial condition, or cash flows.

Note 9 - Redeemable Noncontrolling Interest

In March 2011, the Company, through a wholly-owned acquisition subsidiary, acquired substantially all of the metals recycling business assets of Amix Salvage & Sales Ltd. As part of the purchase consideration, the Company issued the seller common shares equal to 20% of the issued and outstanding capital stock of the Company’s acquisition subsidiary. Under the terms of an agreement related to the acquisition, the noncontrolling interest holder has the right to require the Company to purchase its 20% interest in the Company’s acquisition subsidiary for fair value. The noncontrolling interest becomes redeemable within 60 days after the later of (i) the third anniversary of the date of the acquisition and (ii) the date on which certain principals of the minority shareholder are no longer employed by the Company. The conditions for redemption of the noncontrolling interest had not been met as of May 31, 2012.

As of May 31, 2012, the noncontrolling interest was presented at its adjusted carrying value of $20 million, which approximates its fair value. The Company determines fair value using Level 3 inputs under the fair value hierarchy using an income approach based on a discounted cash flow analysis. The determination of fair value requires management to apply significant judgment in formulating estimates and assumptions used in the discounted cash flow model, including primarily revenue growth rates driven by future commodity prices and volume expectations, operating margins, capital expenditures, working capital requirements, terminal year growth rates and an appropriate discount rate. The present value of future cash flows is determined using a market-based weighted average cost of capital of 13.5%, including a subject-company risk premium. The subsidiary is presently undertaking significant investments to install a large-scale shredder and related processing and sorting equipment, and increase shipping capabilities. As a result, projections of future cash flows assume volumes and earnings will grow above historical levels once construction activity is complete and the new equipment is put in service. The terminal year growth rate used in the discounted cash flow model is 2%. The Company also used a market approach based on earnings multiple data to corroborate the fair value estimate of the noncontrolling interest determined using the discounted cash flow model.

Significant increases (decreases) in the revenue growth rate driven by commodity prices and volume expectations and the terminal growth rate would result in a significantly higher (lower) fair value measurement. A significant decrease (increase) in the market-based weighted average cost of capital would result in a significantly higher (lower) fair value measurement.

Following is a reconciliation of the changes in the redeemable noncontrolling interest for the nine months ended May 31, 2012 and 2011 (in thousands):

	2012	2011
Balances - September 1 (Beginning of period)	$19,053	$—
Issuance of redeemable noncontrolling interest	—	19,582
Net income (loss) attributable to noncontrolling interest	(569)	65
Currency translation adjustment	(723)	—
Capital contributions from noncontrolling interest holder	2,104	—
Balances - May 31 (End of period)	$19,865	$19,647

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Changes in Equity and Comprehensive Income

The following is a summary of the changes in equity for the nine months ended May 31, 2012 and 2011 (in thousands):

	Fiscal 2012			Fiscal 2011
	SSI shareholders’ equity	Noncontrolling interests	Total equity	SSI shareholders’ equity	Noncontrolling interests	Total equity
Balances - September 1 (Beginning of period)	$1,094,712	$6,524	$1,101,236	$975,326	$4,306	$979,632
Net income(1)	27,886	2,444	30,330	81,647	3,739	85,386
Other comprehensive income (loss), net of tax(2)	(9,067)	—	(9,067)	4,463	—	4,463
Distributions to noncontrolling interests	—	(3,497)	(3,497)	—	(2,101)	(2,101)
Share repurchases	(14,748)	—	(14,748)	—	—	—
Restricted stock withheld for taxes	(1,194)	—	(1,194)	(1,893)	—	(1,893)
Stock options exercised	608	—	608	555	—	555
Share-based compensation	7,574	—	7,574	9,454	—	9,454
Excess tax benefit (deficiency) from stock options exercised and restricted stock units vested	84	—	84	(197)	—	(197)
Cash dividends ($0.222 and $0.051 per share)	(6,051)	—	(6,051)	(1,402)	—	(1,402)
Balances - May 31 (End of period)	$1,099,804	$5,471	$1,105,275	$1,067,953	$5,944	$1,073,897
_____________________________

(1)
Net income attributable to noncontrolling interests for the nine months ended May 31, 2012 and 2011 excludes net income (loss) of $(569) and $65, respectively, allocable to the redeemable noncontrolling interest, which is reported in the mezzanine section of the Unaudited Condensed Consolidated Balance Sheets. See Note 9 - Redeemable Noncontrolling Interest.

(2)
Other comprehensive income (loss), net of tax for the nine months ended May 31, 2012 excludes $723 relating to foreign currency translation adjustments for the redeemable noncontrolling interest, which is reported in the mezzanine section of the Unaudited Condensed Consolidated Balance Sheets. See Note 9 - Redeemable Noncontrolling Interest.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of comprehensive income for the three and nine months ended May 31, 2012 and 2011 were as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Net income	$11,654	$34,400	$29,761	$85,451
Other comprehensive income (loss), net of tax:
Change in cumulative currency translation adjustment(1)	(5,920)	533	(8,449)	4,070
Change in net unrealized gain (loss) on cash flow hedges(2)	(123)	(18)	(95)	99
Pension obligations, net(3)	67	120	200	294
Total other comprehensive income (loss), net of tax	(5,976)	635	(8,344)	4,463
Comprehensive income	5,678	35,035	21,417	89,914
Less amounts attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	(413)	(1,372)	(1,875)	(3,804)
Foreign currency translation adjustment attributable to redeemable noncontrolling interest	(940)	—	(723)	—
Total amounts attributable to noncontrolling interests	(1,353)	(1,372)	(2,598)	(3,804)
Comprehensive income attributable to SSI	$4,325	$33,663	$18,819	$86,110
_____________________________

(1)	Net of tax (benefit) expense of $(532), $28, $(657) and $980 for each respective period.

(2)	Net of tax (benefit) expense of $(70), $(9), $(54) and $75 for each respective period.

(3)	Net of tax expense of $39, $71, $117 and $177 for each respective period.

Note 11 - Derivative Financial Instruments

Foreign Currency Exchange Rate Risk Management
The Company entered into forward contracts during fiscal 2011 to mitigate exposure to exchange rate fluctuations on Euro-denominated fixed asset purchases, which were designated as cash flow hedges for accounting purposes. These foreign currency forward contracts are measured using forward exchange rates based on observable exchange rates quoted in an active market and are classified as a Level 2 fair value measurement under the fair value hierarchy. In the first quarter of fiscal 2012, the Company determined that the forecasted transaction was no longer probable, de-designated these contracts as hedges and subsequently terminated the contracts. The nominal amount and fair value of these forward contracts, the amounts reclassified from accumulated other comprehensive income (loss) and the realized losses recorded in other income (expense), net during the period were not material to the Unaudited Condensed Consolidated Financial Statements.

Note 12 - Employee Benefits

Multiemployer Pension Plans
The Company contributes to the Steelworkers Western Independent Shops Pension Plan (“WISPP”) (EIN 90-0169564, Plan No. 001) benefiting the union employees of SMB. The Company is currently negotiating the collective bargaining agreement associated with this plan, which expired on March 31, 2012. This plan had a certified zone status, as required by the Pension Protection Act of 2006, of Red for the plan’s year-end at September 30, 2011. The zone status is based on information the Company received from the plan’s administrator and is certified by the plan’s actuary. Although the plan was 77.4% funded as of September 30, 2011, the plan is considered to be in Red Zone because there was a projected deficiency in the funding standard account within one year.

In 2004, the Internal Revenue Service (“IRS”) approved a seven-year extension of the period over which the WISPP may amortize unfunded liabilities, conditioned upon maintenance of certain minimum funding levels. Based on the actuarial valuation for the WISPP as of October 1, 2011, the funded percentage (based on the ratio of the market value of assets to the accumulated benefits liability (present value of accrued benefits)) was 65.2%, which is below the targeted funding ratio specified in the agreement with the IRS. As a result, the WISPP is in the process of seeking relief from the specified funding requirement from the IRS. If the WISPP cannot obtain relief, revocation by the IRS of the amortization extension retroactively to the 2002 plan year could occur and result in a material liability for the Company’s share of the resulting funding deficiency, the extent of which currently cannot be estimated.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Share-based Compensation

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

Note 14 - Income Taxes

The effective tax rates for the Company’s continuing operations for the three and nine months ended May 31, 2012 were 39.3% and 34.8%, respectively, compared to 34.6% and 33.5% for the three and nine months ended May 31, 2011, respectively.

A reconciliation of the difference between the federal statutory rate and the Company’s effective rate is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of credits	(3.3)	1.7	(2.3)	1.3
Foreign income taxed at different rates	8.8	(0.4)	3.4	(1.2)
Section 199 deduction	0.5	(0.3)	(0.6)	(0.7)
Non-deductible officers’ compensation	2.3	0.3	1.5	0.3
Noncontrolling interests	(1.4)	(0.9)	(1.9)	(1.1)
Research and development credits	(4.1)	—	(1.8)	—
Foreign interest income	—	—	0.7	—
Other	1.5	(0.8)	0.8	(0.1)
Effective tax rate	39.3%	34.6%	34.8%	33.5%

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

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Net Income Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to SSI (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Income from continuing operations	$11,654	$34,118	$29,761	$85,134
Net income attributable to noncontrolling interests	(413)	(1,372)	(1,875)	(3,804)
Income from continuing operations attributable to SSI	11,241	32,746	27,886	81,330
Income from discontinued operations, net of tax	—	282	—	317
Net income attributable to SSI	$11,241	$33,028	$27,886	$81,647
Computation of shares:
Weighted average common shares outstanding, basic	27,531	27,677	27,499	27,622
Incremental common shares attributable to dilutive stock options, performance share awards, DSUs and RSUs	264	321	249	330
Weighted average common shares outstanding, diluted	27,795	27,998	27,748	27,952

Common stock equivalent shares of 79,021 and 89,959 were considered antidilutive and were excluded from the calculation of diluted net income per share for the three and nine months ended May 31, 2012, respectively, compared to 27,194 and 48,678 common stock equivalent shares, respectively, for the three and nine months ended May 31, 2011.

Note 16 - Related Party Transactions

The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $11 million and $14 million for the three months ended May 31, 2012 and 2011, and $34 million and $37 million for the nine months ended May 31, 2012 and 2011. Advances to (payments from) these joint ventures were less than $1 million for the three months ended May 31, 2012 and 2011, respectively, and $1 million and $(1) million for the nine months ended May 31, 2012 and 2011, respectively. The Company owed $2 million to joint ventures as of May 31, 2012 and August 31, 2011.

In November 2010, the Company and a joint venture partner entered into a series of agreements to facilitate the expansion of their joint venture operations in order to increase the flow of scrap into MRB yards. In order to fund this growth, the Company and its joint venture partner each contributed an additional $2 million in equity to the joint venture.

In connection with the acquisition of the metals recycling assets of Amix Salvage & Sales Ltd., the Company entered into a series of agreements to obtain barging and other services and lease property with entities owned by the minority shareholder of the Company’s subsidiary that operates its MRB facilities in Vancouver, British Columbia and Alberta, Canada. The Company paid $3 million and $8 million, primarily for barging services, under these agreements for the three and nine months ended May 31, 2012, respectively. Amounts payable to entities affiliated with this minority shareholder were less than $1 million as of May 31, 2012 and no amounts were owed as of August 31, 2011.

Thomas D. Klauer, Jr., President of the Company’s Auto Parts Business, is the sole shareholder of a corporation that is the 25% minority partner in a partnership in which the Company is the 75% partner and which operates five self-service stores in Northern California. Mr. Klauer’s 25% share of the profits of this partnership totaled less than $1 million and $1 million for the three months ended May 31, 2012 and 2011, respectively, and $1 million for the nine months ended May 31, 2012 and 2011. The Company and a company owned by Mr. Klauer jointly own the real property at one of these stores, which is leased to the partnership. Mr. Klauer’s share of the annual rent paid by the partnership is less than $1 million. The term of this lease expires in December 2015, and the partnership has the option to renew the lease, upon its expiration, for multiple five-year periods. Rent under the lease is adjusted annually based on the Consumer Price Index. The partnership also leases property owned by Mr. Klauer, through a company of which he is the sole shareholder. The term of this lease expires in December 2015, and the partnership has the option to renew the lease, upon its expiration, for multiple five-year periods. Rent under the lease is adjusted annually based on the Consumer Price Index. The rent paid by the partnership to Mr. Klauer’s company for this parcel was less than $1 million for each of the three and nine months ended May 31, 2012 and 2011. In addition, in July 2011, the Company leased a parcel of land in San Jose from a company of which Mr. Klauer is the sole shareholder. The initial term of this lease expired on January 31, 2012, and the Company exercised its option to renew the lease through July 31, 2012. The rent paid to Mr. Klauer’s company for the three and nine months ended May 31, 2012 was less than $1 million.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Certain members of the Schnitzer family own significant interests in, or are related to owners of, Schnitzer Investment Corp. (“SIC”), which is engaged in the real estate business and was a subsidiary of the Company prior to 1989. SIC is considered a related party for financial reporting purposes. The Company and SIC are both potentially responsible parties with respect to Portland Harbor, which has been designated as a Superfund site since December 2000. The Company and SIC have worked together in response to Portland Harbor matters, and the Company has paid all of the legal and consulting fees for the joint defense, in part due to its environmental indemnity obligation to SIC with respect to the Portland scrap metal operations property. As these costs have increased substantially in the last two years, the Company and SIC have agreed to an equitable cost sharing arrangement with respect to defense costs under which SIC will pay 50% of the legal and consulting costs, net of insurance recoveries. The amounts receivable from (payable to) SIC vary from period to period because of the timing of incurring legal and consulting fees, payments for cost reimbursements and insurance recoveries. Amounts receivable from SIC under this agreement were less than $1 million as of May 31, 2012 and August 31, 2011.

Note 17 - Segment Information

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

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below illustrates the Company’s operating results from continuing operations by reporting segment (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Revenues:
Metals Recycling Business:
Revenues	$786,527	$879,304	$2,296,898	$2,108,040
Less: Intersegment revenues	(51,215)	(55,934)	(149,916)	(126,694)
MRB external customer revenues	735,312	823,370	2,146,982	1,981,346
Auto Parts Business:
Revenues	82,936	86,850	245,222	226,063
Less: Intersegment revenues	(17,006)	(20,052)	(56,599)	(53,997)
APB external customer revenues	65,930	66,798	188,623	172,066
Steel Manufacturing Business:
Revenues	78,623	90,894	243,048	224,596
Total revenues	$879,865	$981,062	$2,578,653	$2,378,008

The table below illustrates the reconciliation of the Company’s segment operating income to income from continuing operations before income taxes (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Metals Recycling Business	$17,817	$45,693	$50,868	$112,918
Auto Parts Business	12,543	17,328	31,693	47,324
Steel Manufacturing Business	253	3,485	602	739
Segment operating income	30,613	66,506	83,163	160,981
Corporate and eliminations	(8,535)	(11,174)	(28,129)	(31,273)
Operating income	22,078	55,332	55,034	129,708
Interest expense	(2,729)	(3,127)	(9,473)	(4,883)
Other income (expense), net	(154)	(31)	70	3,274
Income from continuing operations before income taxes	$19,195	$52,174	$45,631	$128,099

The following is a summary of the Company’s total assets by reporting segment (in thousands):

	May 31, 2012	August 31, 2011
Metals Recycling Business(1)	$1,668,574	$1,668,778
Auto Parts Business	329,458	304,060
Steel Manufacturing Business	325,599	324,596
Total segment assets	2,323,631	2,297,434
Corporate and eliminations	(512,468)	(407,265)
Total assets	$1,811,163	$1,890,169
_____________________________

(1)	MRB total assets include $17 million as of May 31, 2012 and August 31, 2011, respectively, for investments in joint venture partnerships.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section includes a discussion of our operations for the three and nine months ended May 31, 2012 and 2011. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2011 and the Unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in Part I, Item 1 of this report.
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

We operate in three reporting segments: the Metals Recycling Business (“MRB”), the Auto Parts Business (“APB”) and the Steel Manufacturing Business (“SMB”), that collectively provide an end-of-life cycle solution for a variety of products through our integrated businesses. We use operating income (loss) to measure our segment performance. Corporate expense consists primarily of unallocated expense for management and administrative services that benefit all three reporting segments. As a result of this unallocated expense, the operating income (loss) of each reporting segment does not reflect the operating income (loss) the reporting segment would have as a stand-alone business. For further information regarding our reporting segments, see Note 17 - Segment Information in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Our results of operations depend in large part on the demand and prices for recycled metal in foreign and domestic markets and on the domestic supply of scrap metal, including end-of-life vehicles, available to be processed at our facilities. Our deep water

SCHNITZER STEEL INDUSTRIES, INC.

port facilities on both the East and West coasts of the U.S. (in Everett, Massachusetts; Oakland, California; Portland, Oregon; Tacoma, Washington; and Providence, Rhode Island) and access to public deep water port facilities (in Kapolei, Hawaii and Salinas, Puerto Rico) allow us to efficiently meet the global demand for ferrous scrap metal by shipping bulk cargoes to steel manufacturers located in Europe, Asia, Central America and Africa. Our exports of nonferrous processed scrap metal are shipped in containers through various public docks to specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, brass and bronze ingot manufacturers and wire and cable producers globally. We also transport both ferrous and nonferrous metals by truck and rail to meet regional domestic demand. In particular, our processing facilities in the Southeastern U.S. also provide efficient access to the automobile and steel manufacturing industries in that region.

Executive Overview of Financial Results for the Third Quarter of Fiscal 2012
In the third quarter of fiscal 2012, global macroeconomic conditions remained challenging, primarily due to the continued uncertainty regarding the European sovereign debt crisis and the slowdown of economic activity globally. These market conditions contributed to an environment of soft demand for recycled metal in our export markets.

In the third quarter of fiscal 2012, we generated consolidated revenues of $880 million, a decrease of 10% from the $981 million of revenues in the third quarter of fiscal 2011. The decrease was primarily due to lower sales volumes and average net selling prices as a result of soft global demand for recycled metal.

Operating income for the quarter decreased by $33 million, or 60%, to $22 million when compared with the prior year quarter. Weak market conditions, including lower than normal spring scrap flows, contributed to purchase prices for recycled metal and end-of-life vehicles decreasing at a slower pace than average net selling prices, which led to the compression in operating margins at both MRB and APB compared to the prior year period. This was partially offset by a $7 million, or 12%, decrease in our selling, general and administrative (“SG&A”) expenses compared to the third quarter of fiscal 2011 primarily due to reduced incentive compensation expense of $3 million resulting from lower financial performance, and a number of operational efficiencies.

The following items summarize our consolidated financial results for the third quarter of fiscal 2012:

•	Revenues of $880 million, compared to $981 million in the third quarter of fiscal 2011;

•	Operating income of $22 million, compared to $55 million in the third quarter of fiscal 2011;

•	Net income attributable to SSI of $11 million, or $0.40 per diluted share, compared to $33 million, or $1.18 per diluted share, in the third quarter of fiscal 2011;

•	Net cash provided by operating activities of $136 million in the first nine months of fiscal 2012, compared to $13 million in the prior year;

•
Debt, net of cash, of $301 million as of May 31, 2012, compared to $354 million as of August 31, 2011 (see the reconciliation of Debt, net of cash in Non-GAAP Financial Measures at the end of this Item 2); and

•	Repurchases of outstanding shares of our Class A common stock of $12 million.

The following items highlight the financial results for our operating segments for the third quarter of fiscal 2012:

•	MRB revenues and operating income of $787 million and $18 million, respectively, compared to $879 million and $46 million in the third quarter of fiscal 2011, respectively;

•	APB revenues and operating income of $83 million and $13 million, respectively, compared to $87 million and $17 million in the third quarter of fiscal 2011, respectively; and

•	SMB revenues and operating income of $79 million and less than $1 million, respectively, compared to $91 million and $3 million in the third quarter of fiscal 2011, respectively.

SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

	Three Months Ended May 31,			Nine Months Ended May 31,
($ in thousands)	2012	2011	% Change	2012	2011	% Change
Revenues:
Metals Recycling Business	$786,527	$879,304	(11)%	$2,296,898	$2,108,040	9%
Auto Parts Business	82,936	86,850	(5)%	245,222	226,063	8%
Steel Manufacturing Business	78,623	90,894	(14)%	243,048	224,596	8%
Intercompany revenue eliminations(1)	(68,221)	(75,986)	(10)%	(206,515)	(180,691)	14%
Total revenues	879,865	981,062	(10)%	2,578,653	2,378,008	8%
Cost of goods sold:
Metals Recycling Business	742,356	804,621	(8)%	2,164,657	1,927,672	12%
Auto Parts Business	57,150	55,393	3%	172,171	141,032	22%
Steel Manufacturing Business	76,827	85,845	(11)%	237,408	219,019	8%
Intercompany cost of goods sold eliminations(1)	(68,353)	(75,329)	(9)%	(206,953)	(181,791)	14%
Total cost of goods sold	807,980	870,530	(7)%	2,367,283	2,105,932	12%
SG&A expense:
Metals Recycling Business	26,611	30,573	(13)%	83,479	70,963	18%
Auto Parts Business	13,243	14,129	(6)%	41,358	37,707	10%
Steel Manufacturing Business	1,543	1,564	(1)%	5,038	4,838	4%
Corporate(2)	8,751	10,582	(17)%	28,635	32,249	(11)%
Total SG&A expense	50,148	56,848	(12)%	158,510	145,757	9%
Income from joint ventures:
Metals Recycling Business	(257)	(1,583)	(84)%	(2,106)	(3,513)	(40)%
Change in intercompany profit elimination(3)	(84)	(65)	29%	(68)	124	NM
Total joint venture income	(341)	(1,648)	(79)%	(2,174)	(3,389)	(36)%
Operating income (loss):
Metals Recycling Business	17,817	45,693	(61)%	50,868	112,918	(55)%
Auto Parts Business	12,543	17,328	(28)%	31,693	47,324	(33)%
Steel Manufacturing Business	253	3,485	(93)%	602	739	(19)%
Corporate expense	(8,751)	(10,582)	(17)%	(28,635)	(32,249)	(11)%
Change in intercompany profit elimination(4)	216	(592)	NM	506	976	(48)%
Total operating income	$22,078	$55,332	(60)%	$55,034	$129,708	(58)%
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

Revenues
Third quarter of fiscal 2012 compared with the third quarter of fiscal 2011
Consolidated revenues in the third quarter of fiscal 2012 were $880 million, a decrease of 10% compared to the same period in the prior year. This decrease was primarily due to lower sales volumes and average net selling prices due to soft global demand for recycled metal compared to the prior year period.

SCHNITZER STEEL INDUSTRIES, INC.

First nine months of fiscal 2012 compared with the first nine months of fiscal 2011
Consolidated revenues in the first nine months of fiscal 2012 were $2.6 billion, an increase of 8% compared to the same period in the prior year. This increase was primarily due to higher sales volumes in each of our segments mainly as a result of fiscal 2011 acquisitions and improved recovery of nonferrous materials through enhanced processing technologies at MRB. In addition, after experiencing a period of steady growth during most of fiscal 2011, average net selling prices for ferrous recycled metal were 5% higher for the nine months ended May 31, 2012 compared to the prior year period despite the significant decline in prices that occurred in the first quarter of fiscal 2012 and the globally weakening market conditions throughout fiscal 2012.
Operating Income
Third quarter of fiscal 2012 compared with the third quarter of fiscal 2011
Consolidated operating income in the third quarter of fiscal 2012 was $22 million, a decrease of 60% compared to the same period in the prior year. In the third quarter of fiscal 2012, weak market conditions, including lower than normal spring scrap flows, contributed to purchase prices for recycled metal and end-of-life vehicles decreasing at a slower pace than average net selling prices, which led to the compression in operating margins compared to the prior year period. The prior year comparable period also benefited from rising selling prices that outpaced the increase in raw material costs and led to an expansion in operating margins.
This decrease was partially offset by a $7 million, or 12%, reduction in SG&A expenses for the third quarter of fiscal 2012 primarily due to reduced incentive compensation expense of $3 million resulting from lower financial performance, and a number of operational efficiencies.
First nine months of fiscal 2012 compared with the first nine months of fiscal 2011
Consolidated operating income in the first nine months of fiscal 2012 was $55 million, a decrease of 58% compared to the same period in the prior year.
Despite the increase in sales volumes achieved by each of our segments compared to the same period in the prior year, consolidated operating income for the first nine months of fiscal 2012 decreased primarily due to the market deterioration that began in the first quarter of fiscal 2012 caused mainly by the escalation in the European financial crisis, which resulted in weakening global demand and declining selling prices. In these weak market conditions, purchase costs for recycled metal and end-of-life vehicles decreased at a slower pace than average net selling prices, leading to a compression of operating margins in fiscal 2012 compared to the prior year period. While fiscal 2012 has experienced a significant downward trend in operating margins within a soft selling price environment, the prior year comparable period reflected a stronger market environment and benefited from rising prices for recycled metals.
In addition, SG&A expenses for the first nine months of fiscal 2012 increased by $13 million, or 9%, primarily due to increased operating expenses related to fiscal 2011 acquisitions of $8 million, incremental costs associated with additional headcount from business growth and higher costs for professional and other third party services. These increases were partially offset by decreased incentive compensation expenses of $9 million resulting from lower financial performance. The prior year period also included a benefit of $6 million from favorable customer contract settlements.
Interest Expense
Interest expense was $3 million and $9 million for the third quarter and first nine months of fiscal 2012, respectively, compared to $3 million and $5 million for the same periods in the prior year. The increase in interest expense for the first nine months of fiscal 2012 was due to increased average borrowings primarily related to our acquisitions in fiscal 2011 and higher average interest rates under our bank credit facilities compared to the prior year period.
Other Income (Expense), net
Other income (expense), net decreased $3 million for the first nine months of fiscal 2012 compared to the same period in the prior year due to $3 million of transaction gains recognized in the prior year relating to foreign currency forward contracts in connection with the acquisition of a business in Canada.
Income Tax Expense
Our effective tax rates for the third quarter and first nine months of fiscal 2012 were 39.3% and 34.8%, respectively, compared to 34.6% and 33.5%, respectively, for the same periods in the prior year. The increase in the effective tax rate for the third quarter of fiscal 2012 was primarily due to lower financial performance in foreign operations, which are taxed at more favorable rates. The effective tax rate for fiscal 2012 is expected to be approximately 34%.

SCHNITZER STEEL INDUSTRIES, INC.

Financial Results by Segment
We operate our business across three reporting segments: MRB, APB and SMB. Additional financial information relating to these reporting segments is contained in Note 17 - Segment Information in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
Metals Recycling Business

	Three Months Ended May 31,			Nine Months Ended May 31,
($ in thousands, except for prices)	2012	2011	% Change	2012	2011	% Change
Ferrous revenues	$621,923	$702,829	(12)%	$1,812,550	$1,685,986	8%
Nonferrous revenues	155,265	167,812	(7)%	456,552	406,526	12%
Other	9,339	8,663	8%	27,796	15,528	79%
Total segment revenues	786,527	879,304	(11)%	2,296,898	2,108,040	9%
Cost of goods sold	742,356	804,621	(8)%	2,164,657	1,927,672	12%
SG&A expense	26,611	30,573	(13)%	83,479	70,963	18%
Income from joint ventures	(257)	(1,583)	(84)%	(2,106)	(3,513)	(40)%
Segment operating income	$17,817	$45,693	(61)%	$50,868	$112,918	(55)%
Average ferrous recycled metal sales prices ($/LT):(1)
Steel Manufacturing Business	$434	$442	(2)%	$431	$404	7%
Other domestic	$402	$422	(5)%	$412	$381	8%
Foreign	$427	$443	(4)%	$428	$410	4%
Average	$424	$440	(4)%	$426	$406	5%
Ferrous sales volume (LT, in thousands):
Steel Manufacturing Business	116	122	(5)%	342	309	11%
Other domestic	193	200	(4)%	583	505	15%
Total domestic	309	322	(4)%	925	814	14%
Foreign	1,044	1,142	(9)%	3,012	2,981	1%
Total ferrous sales volume (LT, in thousands)	1,353	1,464	(8)%	3,937	3,795	4%
Average nonferrous sales price ($/pound)(1)	$0.97	$1.12	(13)%	$0.96	$1.04	(8)%
Nonferrous sales volumes (pounds, in thousands)	154,071	144,505	7%	459,859	377,498	22%
Outbound freight included in cost of goods sold	$53,439	$63,580	(16)%	$151,998	$159,476	(5)%
_____________________________
LT = Long Ton, which is 2,240 pounds

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

Revenues
Third quarter of fiscal 2012 compared with third quarter of fiscal 2011
The decrease in ferrous revenues was due to lower sales volumes and average net selling prices due to soft global demand.
The decrease in nonferrous revenues was driven primarily by a decrease in average net selling prices as a result of the weak market conditions.

First nine months of fiscal 2012 compared with first nine months of fiscal 2011
The increase in ferrous revenues was due to higher average ferrous net selling prices and increased sales volumes. Average net selling prices for ferrous recycled metal were 5% higher for the nine months ended May 31, 2012 compared to the prior year period despite the significant pricing decline that occurred in the first quarter of fiscal 2012 and the globally weakening market conditions throughout fiscal 2012. Ferrous sales volumes increased primarily due to incremental volume from fiscal 2011 acquisitions.

SCHNITZER STEEL INDUSTRIES, INC.

The increase in nonferrous revenues was primarily due to increased sales volumes, mainly reflecting incremental volume from fiscal 2011 acquisitions, more nonferrous collection activity and increased recovery of nonferrous materials processed through our enhanced shredding and sorting technologies.

Segment Operating Income
Third quarter of fiscal 2012 compared with third quarter of fiscal 2011
Operating income for the third quarter of fiscal 2012 decreased by 61% primarily as a result of weak market conditions, including lower than normal spring scrap flows, which contributed to purchase prices for recycled metal decreasing at a slower pace than average net selling prices. This led to a compression in operating margins compared to the prior year period. The prior year comparable period also benefited from rising selling prices that outpaced the increase in raw material costs and led to an expansion in operating margins.
Included in operating income was a $4 million reduction in SG&A expenses for the third quarter of fiscal 2012 primarily as a result of reduced incentive compensation expense due to lower financial performance, lower costs for professional services and benefits arising from initiatives to improve operating efficiency.
First nine months of fiscal 2012 compared with first nine months of fiscal 2011
Operating income for the first nine months of fiscal 2012 was $51 million, a decrease of 55% compared to the same period in the prior year.
Operating income for the first nine months of fiscal 2012 decreased primarily as a result of the significant market deterioration that began in the first quarter of fiscal 2012 caused mainly by the escalation in the European financial crisis. This led in the second half of the first quarter to a significant slowdown in customer buying patterns and a rapid but temporary decline in selling prices, which compressed operating margins due to the adverse impact of average inventory costing on cost of goods sold. While selling prices then recovered to a certain extent from the lows of the first quarter of fiscal 2012, the overall selling price environment remained weak due to soft global demand. In these weak market conditions, purchase costs for recycled metal decreased at a slower pace than average net selling prices, which led to a compression in operating margins compared to the prior year period. While fiscal 2012 experienced a significant downward trend in operating margins within a weak selling price environment, the prior year comparable period reflected a stronger market environment and benefited from rising selling prices for recycled metals.
In addition, SG&A expenses for the first nine months of fiscal 2012 increased by $13 million primarily due to increased operating expenses related to fiscal 2011 acquisitions of $6 million and incremental costs associated with additional headcount from business growth. These increases were partially offset by a reduction in incentive compensation expenses of $3 million resulting from weaker financial performance in fiscal 2012. The prior year period also included a benefit of $6 million from favorable customer contract settlements.
Auto Parts Business

	Three Months Ended May 31,			Nine Months Ended May 31,
($ in thousands)	2012	2011	% Change	2012	2011	% Change
Revenues	$82,936	$86,850	(5)%	$245,222	$226,063	8%
Cost of goods sold	57,150	55,393	3%	172,171	141,032	22%
SG&A expense	13,243	14,129	(6)%	41,358	37,707	10%
Segment operating income	$12,543	$17,328	(28)%	$31,693	$47,324	(33)%
Number of stores at period end	51	50	2%	51	50	2%
Cars purchased (in thousands)	89	93	(4)%	258	256	1%

Revenues
Third quarter of fiscal 2012 compared with third quarter of fiscal 2011
The decrease in revenues in the third quarter of fiscal 2012 was primarily due to decreased car volumes and lower commodity prices, both of which adversely impacted scrap and core sales compared to the prior year period.

First nine months of fiscal 2012 compared with first nine months of fiscal 2011
The increase in revenues in the first nine months of fiscal 2012 was primarily due to higher average selling prices for scrap and core sales as a result of increased average commodity prices compared to the prior year period.

SCHNITZER STEEL INDUSTRIES, INC.

Segment Operating Income
Third quarter of fiscal 2012 compared with third quarter of fiscal 2011
Operating income for the third quarter of fiscal 2012 decreased by 28% primarily due to the compression in operating margins caused by an increase in vehicle purchase costs coupled with a decrease in average selling prices for scrap and cores compared to the prior year period.
First nine months of fiscal 2012 compared with first nine months of fiscal 2011
Operating income for the first nine months of fiscal 2012 decreased 33% due to the compression in operating margins caused primarily by higher average vehicle purchase costs which outpaced the increase in average selling prices. The compression in operating margins compared to the prior year period was also exacerbated by market volatility and the sharp but temporary decline in selling prices that occurred in the first quarter of fiscal 2012.
In addition, operating income in the first nine months of fiscal 2012 reflected higher SG&A expenses of $4 million primarily due to operating expenses related to fiscal 2011 acquisitions, increased legal expenses and higher advertising costs, which were partially offset by benefits arising from initiatives to improve operating efficiency and a reduction in incentive compensation expenses resulting from weaker financial performance in fiscal 2012.
Steel Manufacturing Business

	Three Months Ended May 31,			Nine Months Ended May 31,
($ in thousands, except for price)	2012	2011	% Change	2012	2011	% Change
Revenues	$78,623	$90,894	(14)%	$243,048	$224,596	8%
Cost of goods sold	76,827	85,845	(11)%	237,408	219,019	8%
SG&A expense	1,543	1,564	(1)%	5,038	4,838	4%
Segment operating income	$253	$3,485	(93)%	$602	$739	(19)%
Finished steel products average sales price ($/ton)(1)	$734	$734	—%	$727	$668	9%
Finished steel products sold (tons, in thousands)	103	118	(13)%	322	315	2%
Rolling mill utilization	54%	68%		56%	56%
_____________________________

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

Revenues
Third quarter of fiscal 2012 compared with third quarter of fiscal 2011
The decrease in revenues was due to a decline in the volume of finished steel products sold in the third quarter of fiscal 2012 mainly as a result of weak demand in our West Coast markets.
First nine months of fiscal 2012 compared with first nine months of fiscal 2011
The increase in revenues was primarily as a result of an improvement in the average selling price for finished steel products in the first nine months of fiscal 2012 compared to the same period in the prior year. The rise in the average selling price for finished steel products was primarily driven by increased purchase costs of raw materials.
Segment Operating Income
Third quarter of fiscal 2012 compared with third quarter of fiscal 2011
The decrease in operating income for the third quarter of fiscal 2012, compared to operating income for the same period in the prior year, was primarily due to a lower rolling mill utilization that increased overhead cost per ton which reduced operating margins. The decrease in operating income was also due to a reduction in the volume of finished steel products sold mainly as a result of weak market conditions.
First nine months of fiscal 2012 compared with first nine months of fiscal 2011
Operating results for the first nine months of fiscal 2012 were approximately break-even and similar to the prior year period, as the impact of higher product shipments in fiscal 2012 was offset by a slight decrease in operating margins as a result of higher raw material purchase prices in a continuing weak market environment.

SCHNITZER STEEL INDUSTRIES, INC.

Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.

Sources and Uses of Cash
We had cash balances of $56 million and $49 million as of May 31, 2012 and August 31, 2011, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, dividends and share repurchases. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of May 31, 2012, debt, net of cash, was $301 million compared to $354 million as of August 31, 2011 (refer to Non-GAAP Financial Measures below), a decrease of $53 million primarily as a result of the use of cash generated from operating activities to repay debt. Our cash balances as of May 31, 2012 and August 31, 2011 include $14 million and $11 million, respectively, which are indefinitely reinvested in Puerto Rico and Canada.
Operating Activities
Net cash provided by operating activities in the first nine months of fiscal 2012 was $136 million, compared to $13 million in the first nine months of fiscal 2011.

Cash provided by operating activities in the first nine months of fiscal 2012 included a $69 million decrease in accounts receivable due to the timing of collections and an $11 million decrease in inventory due to lower volumes on hand. Uses of cash included a $17 million decrease in accounts payable and a $14 million decrease in accrued payroll and related liabilities due to the timing of payments.

Cash used in operating activities in the first nine months of fiscal 2011 included an increase in inventory of $73 million due to higher purchase costs for raw materials and higher volumes on hand and an increase of $113 million in accounts receivable due to higher sales prices and the timing of collections. Sources of cash included an increase of $16 million in accounts payable due to increases in purchase costs for raw materials and the timing of payments and an increase of $8 million in accrued taxes due to improved financial results.
Investing Activities
Net cash used in investing activities in the first nine months of fiscal 2012 was $55 million, compared to $370 million in the first nine months of fiscal 2011.

Cash used in investing activities in the first nine months of fiscal 2012 included $55 million in capital expenditures to upgrade our equipment and infrastructure.

Cash used in investing activities in the first nine months of fiscal 2011 included $294 million paid for acquisitions and $75 million in capital expenditures to upgrade our equipment and infrastructure.

Financing Activities
Net cash used in financing activities in the first nine months of fiscal 2012 was $74 million, compared to cash provided by financing activities of $361 million in the first nine months of fiscal 2011.

Cash used in financing activities in the first nine months of fiscal 2012 included $45 million in net repayments of debt (refer to Non-GAAP Financial Measures below) using cash generated from operations, $15 million for the repurchase of outstanding shares of our Class A common stock and $7 million for cash dividends.

Cash provided by financing activities in the first nine months of fiscal 2011 included $371 million in net borrowings of debt (refer to Non-GAAP Financial Measures below) which were principally used to support fiscal 2011 acquisitions, higher working capital requirements and capital expenditures.

Credit Facilities
In April 2012, we amended and restated our unsecured committed bank credit agreement (“credit agreement”) with Bank of America, N.A. as administrative agent, and other lenders party thereto. The amendment, among other things: (i) increased the aggregate commitments of the U.S. revolving loans by $50 million such that the credit agreement provides for revolving loans of $670 million and C$30 million; (ii) reduced the applicable margin rates such that the loans outstanding under the credit agreement will bear interest based, at our option, on either the London Interbank Offered Rate (or the Canadian equivalent) plus a spread of

SCHNITZER STEEL INDUSTRIES, INC.

between 1.25% and 2.25%, with the amount of the spread based on a pricing grid tied to our leverage ratio, or the greater of the prime rate, the federal funds rate plus 0.5% or the British Bankers Association LIBOR Rate plus 1.75%; (iii) reduced the rates applicable to commitment fees payable on the unused portion of the credit facility to rates between 0.15% and 0.35%, based on a pricing grid tied to our leverage ratio; and (iv) extended the maturity date of the revolving loans under the credit agreement from February 2016 to April 2017. Except as modified by the amendment as described above, the terms of the credit agreement remain the same.

We had borrowings outstanding under the credit facility of $348 million as of May 31, 2012 and $393 million as of August 31, 2011. The weighted average interest rate on amounts outstanding under this facility was 2.02% as of May 31, 2012 and 2.48% as of August 31, 2011.

We also have an unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. that expires March 1, 2013. Interest rates are set by the bank at the time of borrowing. We had no borrowings outstanding under this facility as of May 31, 2012 and August 31, 2011.

The two bank credit agreements contain various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of May 31, 2012, we were in compliance with all such covenants. We use these credit facilities to fund working capital requirements, acquisitions, capital expenditures, dividends and share repurchases.

In addition, as of May 31, 2012 and August 31, 2011, we had $8 million of long-term tax-exempt bonds that mature in January 2021.

Acquisitions
During the first nine months of fiscal 2011, we closed ten acquisitions with an aggregate purchase price of $316 million as we continued to execute our growth strategy. There were no acquisitions in the first nine months of fiscal 2012.

Capital Expenditures
Capital expenditures totaled $55 million for the first nine months of fiscal 2012, compared to $75 million for the same period in the prior year. During the third quarter of fiscal 2012, we continued our investments to further improve efficiency and increase capacity, investments in technology to improve the recovery and separation of nonferrous materials from the shredding process, investments to improve worker safety and enhance environmental systems, and investments in the replacement of existing equipment and infrastructure. We expect our investments in capital expenditures to be in a range of $70 million to $90 million in fiscal 2012.

Dividends
On April 3, 2012 our Board of Directors declared a dividend for the third quarter of fiscal 2012 of $0.1875 per common share, which represents an increase in the annual cash dividend to $0.75 per share from the prior annual dividend of $0.07 per share. We have paid a dividend every quarter since becoming a public company in 1993.

Environmental Compliance
Our commitment to sustainable recycling and operating our business in an environmentally responsible manner requires us to continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures, we invested $10 million in capital expenditures for environmental projects during the first nine months of fiscal 2012.

We have been identified by the United States Environmental Protection Agency (“EPA”) as one of the potentially responsible parties (“PRPs”) that own or operate or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (“the Site”). A group of PRPs is conducting an investigation and study to identify and characterize the contamination at the Site and develop alternative approaches to remediation of the contamination. On March 30, 2012 the group submitted to the EPA a draft feasibility study (“draft FS”) based on approximately ten years of work and $100 million in costs classified as investigation-related. The draft FS identifies ten possible remedial alternatives which range in estimated cost from approximately $170 million to $250 million (net present value) for the least costly alternative to approximately $1.08 billion to $1.76 billion (net present value) for the most costly and estimates a range of two to 28 years to implement the remedial work, depending on the selected alternative. The draft FS does not determine who is responsible for remediation costs, define the precise cleanup boundaries or select remedies. The draft FS will be reviewed, and may be subject to revisions prior to its approval, by the EPA. A final decision on the nature and extent of the required remediation will occur only after the EPA has prepared a proposed plan for public review

SCHNITZER STEEL INDUSTRIES, INC.

and issued a record of decision (“ROD”). Currently available information indicates that the EPA does not expect to issue its final ROD selecting a remedy for the Site until at least 2014. Because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs, we believe it is not reasonably possible to estimate the amount or range of costs which we are likely or reasonably possible to incur in connection with the Site, although such costs could be material to our financial position, results of operations, future cash flows or liquidity. Any material liabilities recorded in the future related to the Site could result in our failure to maintain compliance with certain covenants in our debt agreements. Significant cash outflows in the future related to the Site could reduce the amounts available for borrowing that could otherwise be used for investment in capital expenditures, acquisitions, dividends and share repurchases. See Note 8 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Redeemable Noncontrolling Interest
In March 2011, we issued common stock of one of our subsidiaries to a noncontrolling interest holder of that subsidiary that is redeemable both at the option of the holder and upon the occurrence of an event that is not solely within the Company’s control. Under the terms of an agreement related to the acquisition, the noncontrolling interest owner has the right to require the Company to purchase its 20% interest in the Company’s subsidiary for fair value. The noncontrolling interest becomes redeemable within 60 days after the later of (i) the third anniversary of the date of the acquisition and (ii) the date on which certain principals of the minority shareholder are no longer employed by the Company. The conditions for redemption of the noncontrolling interest had not been met as of May 31, 2012. If the interest were to be redeemed, the Company would be required to purchase all of such interest at fair value on the date of redemption. As of May 31, 2012, the fair value of the redeemable noncontrolling interest was $20 million. See Note 9 - Redeemable Noncontrolling Interest in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Assessment of Liquidity and Capital Resources
Historically, our available cash resources, internally generated funds, credit facilities and equity offerings have financed our acquisitions, capital expenditures, working capital, share repurchases, dividends and other financing needs.

We generally believe our current cash resources, internally generated funds, existing credit facilities and access to the capital markets will provide adequate short-term and long-term liquidity needs for acquisitions, capital expenditures, working capital, share repurchases, dividends, joint ventures, debt service requirements and environmental obligations. However, in the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate steps to obtain sufficient additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained or, if obtained, would be adequate or on acceptable terms.

Off-Balance Sheet Arrangements
None.
Contractual Obligations
There were no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011 as updated in our Quarterly Report on Form 10-Q for the interim period ended November 30, 2011.
Our redeemable noncontrolling interest is a potential future obligation for which the exercise date and future fair value are not known and not solely within our control. See Note 9 - Redeemable Noncontrolling Interest in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. At May 31, 2012, we had $18 million outstanding under these arrangements.

Critical Accounting Policies and Estimates
We reaffirm our critical accounting policies and estimates as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended August 31, 2011, with the following changes:

SCHNITZER STEEL INDUSTRIES, INC.

Goodwill
We evaluate goodwill for impairment annually during the second fiscal quarter and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Impairment of goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a ‘component’). The Company has determined that its reporting units for which goodwill has been allocated are equivalent to the Company’s operating segments, as all of the components of each segment have similar economic characteristics.
The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess.
We estimate the fair value of the reporting units using an income approach based on the present value of expected future cash flows utilizing a market-based weighted average cost of capital (“WACC”) determined separately for each reporting unit. To estimate the present value of the cash flows that extend beyond the final year of the discounted cash flow model, we employ a terminal value technique, whereby we use estimated operating cash flows minus capital expenditures and adjust for changes in working capital requirements in the final year of the model, then discount it by the WACC to establish the terminal value.
The determination of fair value using the income approach requires judgment and involves the use of significant estimates and assumptions about expected future cash flows derived from internal forecasts and the impact of market conditions on those assumptions. Critical assumptions primarily include revenue growth rates driven by future commodity prices and volume expectations, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates and appropriate discount rates.
In the third quarter of fiscal 2012, we identified the combination of the recent but significant decline of the Company’s market capitalization below the carrying value of its net assets, the persistent uncertainty around global macroeconomic conditions and the impact on our fiscal 2012 operating results of current challenging market conditions in our industry as a triggering event requiring an interim impairment test of goodwill. For the APB reporting unit, the calculated fair value using the income approach substantially exceeded its carrying value. For the MRB reporting unit with goodwill of $465 million, the calculated fair value exceeded the carrying value by approximately 11%. The projections used in the income approach for MRB took into consideration the current weak market conditions, including the challenging macroeconomic indicators in the markets in which we operate and those where our customers are based, and the cyclical nature of our industry. The projections assumed a gradual recovery of operating margins over a multi-year period, eventually returning to levels of profitability in the range of average historical levels. The market-based WACC used in the income approach for MRB was 11.7%. Assuming all other components of the fair value estimate were held constant, an increase in the WACC rate in excess of 1% could result in a failure of the Step 1 impairment test for the MRB reporting unit.
We also use a market approach based on earnings multiple data and our Company’s market capitalization to corroborate our reporting units’ valuations. We reconcile the Company’s market capitalization to the aggregated estimated fair value of our reporting units, including consideration of a control premium representing the estimated amount an investor would pay to obtain a controlling interest. The implied control premium resulting from the difference between our market capitalization (based on the average trading price of the Company’s Class A common stock for the two-week period ending May 31, 2012) and the higher aggregated estimated fair value of our reporting units is above the historical range of premiums observed in normal market conditions on transactions within the steel making and scrap processing industries and in other comparable sectors. We believe the implied control premium reflects the recent impact on our stock price of current depressed market conditions in our industry, weak macroeconomic indicators and the cyclical nature of our business.
As a result of the inherent uncertainty associated with forming these estimates, actual results could differ from those estimates. Future events and changing market conditions may impact our assumptions as to future revenue growth rates, pace and extent of operating margins’ recovery, market-based WACC rate and other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions used in testing our reporting units’ goodwill for impairment are reasonable, it is reasonably possible that market and economic conditions deteriorate further, including additional declines in or a lack of long-term recovery of market conditions from current levels, a lack of recovery in our share price from current levels, or an increase in the market-based WACC rate, among other factors, which could significantly impact our impairment analysis and increase the likelihood of future goodwill impairment charges that, if incurred, could be material to our results of operations and financial position.

Redeemable Noncontrolling Interest
We have issued common stock of one of our subsidiaries to a noncontrolling interest holder of that subsidiary that is redeemable

SCHNITZER STEEL INDUSTRIES, INC.

both at the option of the holder and upon the occurrence of an event that is not solely within our control. Since redemption of the noncontrolling interest is outside of our control, this interest is presented on the Consolidated Balance Sheets in the mezzanine section under the caption “Redeemable noncontrolling interest.” If the interest were to be redeemed, we would be required to purchase all of such interest at fair value on the date of redemption. The redeemable noncontrolling interest is presented at the greater of its carrying amount (adjusted for the noncontrolling interest’s share of the allocation of income or loss of the subsidiary, dividends to and contributions from the noncontrolling interest) or its fair value as of each measurement date. Any adjustments to the carrying amount of the redeemable noncontrolling interest for changes in fair value prior to exercise of the redemption option are recorded to retained earnings.
As of May 31, 2012, the noncontrolling interest was presented at its adjusted carrying value of $20 million, which approximates its fair value. We estimate fair value using Level 3 inputs under the fair value hierarchy based on standard valuation techniques using a discounted cash flow analysis. The determination of fair value requires management to apply significant judgment in formulating estimates and assumptions used in the discounted cash flow model, including primarily revenue growth rates driven by future commodity prices and volume expectations, operating margins, capital expenditures, working capital requirements, terminal growth rates and an appropriate discount rate. The subsidiary is presently undertaking significant investments to install a large-scale shredder and related processing and sorting equipment and increase shipping capabilities. As a result, projections of future cash flows assume volumes to grow above historical levels once construction activity is complete and the new equipment is put in service. The present value of future cash flows are determined using a market-based weighted average cost of capital of 13.5%, including a subject-company risk premium. A 1% increase (decrease) in the discount rate would decrease (increase) the estimated fair value of the redeemable noncontrolling interest by approximately 9%. We also used a market approach based on earnings multiple data to corroborate the fair value estimate of the noncontrolling interest determined using the discounted cash flow model. As a result of the inherent uncertainty associated with forming these estimates, including changes in general market conditions, actual results could differ from those estimates which may result in a material change in the fair value of the redeemable noncontrolling interest.
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
The following is a reconciliation of debt, net of cash (in thousands):

	May 31, 2012	August 31, 2011
Short-term borrowings	$668	$643
Long-term debt, net of current maturities	357,065	403,287
Total debt	357,733	403,930
Less: cash and cash equivalents	56,470	49,462
Total debt, net of cash	$301,263	$354,468
Net borrowings (repayments) of debt
Net borrowings (repayments) of debt is the sum of borrowings from long-term debt, repayments of long-term debt, proceeds from line of credit, and repayment of line of credit. Management presents this amount as the net change in the Company’s borrowings (repayments) for the period because it believes it is useful for investors as a meaningful presentation of the change in debt.

SCHNITZER STEEL INDUSTRIES, INC.

The following is a reconciliation of net borrowings (repayments) of debt (in thousands):

	Nine Months Ended May 31,
	2012	2011
Borrowings from long-term debt	$380,309	$788,974
Proceeds from line of credit	372,500	436,000
Repayment of long-term debt	(425,755)	(420,851)
Repayment of line of credit	(372,500)	(433,500)
Net borrowings (repayments) of debt	$(45,446)	$370,623
Management believes that these non-GAAP financial measures allow for a better understanding of our operating and financial performance. These non-GAAP financial measures should be considered in addition to, but not as a substitute for, the most directly comparable U.S. GAAP measures.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
We are exposed to commodity price risk, mainly associated with variations in the market price for finished steel products, ferrous and nonferrous metals, including scrap metal, autobodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to increases and decreases in forward selling prices by adjusting purchase prices on a timely basis. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices at May 31, 2012, a 10% decrease in the selling price per ton of finished steel products would have caused an NRV inventory write down of approximately $3 million at SMB. A 10% decrease in the selling price of inventory would not have had a material NRV impact on MRB or APB at May 31, 2012.
Interest Rate Risk
There have been no material changes to the Company’s disclosure regarding interest rate risk set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended August 31, 2011.
Credit Risk
As of May 31, 2012 and August 31, 2011, 32% and 44%, respectively, of our trade accounts receivable balance was covered by letters of credit. Of the remaining balance as of May 31, 2012, 92% was less than 60 days past due, compared to 93% as of August 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2012, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
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
See Note 8 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item I, incorporated by reference herein.

ITEM 1A.	RISK FACTORS
There have been no material changes to our risk factors reported or new factors identified since the filing of our Annual Report on Form 10-K for the year ended August 31, 2011, which was filed with the Securities and Exchange Commission on October 20, 2011, except for the following:
Potential costs related to the environmental cleanup of Portland Harbor may be material to our financial position and liquidity
In December 2000, we were notified by the United States Environmental Protection Agency (“EPA”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) that we are a potentially responsible party (“PRP”) that owns or operates or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (the “Site”). The precise nature and extent of any cleanup of the Site, the parties to be involved, the process to be followed for any cleanup and the allocation of the costs for any cleanup among responsible parties have not yet been determined, but the process of identifying additional PRPs and beginning allocation of costs is underway. A group of PRPs is conducting an investigation and study to identify and characterize the contamination at the Site and develop alternative approaches to remediation of the contamination. On March 30, 2012 the group submitted to the EPA a draft feasibility study (“draft FS”) based on approximately ten years of work and $100 million in costs classified as investigation-related. The draft FS identifies ten possible remedial alternatives which range in estimated cost from approximately $170 million to $250 million (net present value) for the least costly alternative to approximately $1.08 billion to $1.76 billion (net present value) for the most costly and estimates a range of two to 28 years to implement the remedial work, depending on the selected alternative. The draft FS does not determine who is responsible for remediation costs, define the precise cleanup boundaries or select remedies. The draft FS will be reviewed, and may be subject to revisions prior to its approval, by the EPA. A final decision on the nature and extent of the required remediation will occur only after the EPA has prepared a proposed plan for public review and issued a record of decision (“ROD”). Currently available information indicates that the EPA does not expect to issue its final ROD selecting a remedy for the Site until at least 2014. Separately, the natural resource damages trustees for the Site are conducting a process to determine the amount of natural resource damages at the Site and identify the persons potentially liable for such damages. It is currently unclear to what extent we will be liable for environmental costs or damages associated with the Site or for natural resource damage claims or third party contribution or damage claims with respect to the Site; however, given the size of the Site, the costs to date of the RI/FS and the nature of the conditions identified to date, the total cost of the investigations, remediation and natural resource damages claims are likely to be substantial. Significant cash outflows in the future related to the Site could reduce the amount of our borrowing capacity that could otherwise be used for investment in capital expenditures, acquisitions, dividends and share repurchases. Any material liabilities incurred in the future related to the Site could result in our failure to maintain compliance with certain covenants in our debt agreements. Because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs, we believe it is not possible to reasonably estimate the amount or range of costs which we are likely or reasonably possible to incur in connection with the Site, although such costs could be material to our financial position, results of operations, cash flows or liquidity. See Note 8 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
Goodwill impairment charges may adversely affect our financial condition and results of operations
We have a substantial amount of goodwill on our balance sheet generated in connection with our acquisition business growth strategy. Goodwill represents the excess purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. We test the goodwill balances allocated to our reporting units for impairment on an annual basis and if events occur or circumstances change that indicate that the fair value of one or more of our reporting units may be below its carrying amount. A decline in the quoted market price of our stock could denote a triggering event indicating that goodwill may be impaired. When testing goodwill for impairment, we determine fair value using an income approach based on the present value of expected future cash flows utilizing a market-based weighted average cost of capital. Given that market prices of our reporting units are not readily available, we make various estimates and assumptions in determining the fair value of the reporting units, including estimating revenue growth rates, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates and an appropriate discount rate. We corroborate the reporting units’ valuation using a market approach based on earnings multiple data and a reconciliation of the aggregated fair value of the reporting units to our market capitalization, including consideration of a control premium. Fair value determinations require considerable judgment and are sensitive to inherent uncertainties and changes in the estimates and assumptions described above. A further deterioration of

SCHNITZER STEEL INDUSTRIES, INC.

market and economic conditions, or a sustained decline in our market capitalization, could significantly impact our goodwill impairment analysis and may result in an impairment charge, which could have a material adverse effect on our financial condition and results of operations. See Critical Accounting Policies and Estimates in Part I, Item 2 of this report.
The underfunded status of our multiemployer pension plans may cause us to increase our contributions to the plans
As discussed in Note 12 - Employee Benefits in the Unaudited Condensed Notes to the Consolidated Financial Statements in Part II, Item 8 of this report, we have been notified that the Steelworkers Western Independent Shops Pension Plan (“WISPP”), a multiemployer plan benefiting union employees of SMB, has an accumulated funding deficiency (i.e. a failure to satisfy the minimum funding requirements) and is in a certified Red Zone Status as defined by the Pension Protection Act of 2006 as of the plan’s year-end of September 30, 2011. Because the plan is in Red Zone Status, it is required to adopt a rehabilitation plan, which may involve contribution increases, benefit reductions or a combination of the two. At this time, we are not required to make surcharge payments as we are already signatory to an agreement that requires annual six percent contribution increases. Because we have no current intention of withdrawing from the plan, we have not recognized a withdrawal liability in our consolidated financial statements. However, if such a liability were triggered, it could have a material adverse effect on our results of operations, financial position, liquidity and cash flows. Our contributions to this plan could also increase as a result of a diminished contribution base due to the insolvency or withdrawal of other employers who currently contribute to the plan, the inability or failure of withdrawing employers to pay their withdrawal liability or other funding deficiencies, as we would need to fund the retirement obligations of these employers.
In 2004, the Internal Revenue Service (“IRS”) approved a seven-year extension of the period over which the WISPP may amortize unfunded liabilities, conditioned upon maintenance of certain minimum funding levels. Based on the actuarial valuation for the WISPP as of October 1, 2011, the funded percentage (based on the ratio of the market value of assets to the accumulated benefits liability (present value of accrued benefits)) was 65.2%, which is below the targeted funding ratio specified in the agreement with the IRS. As a result, the WISPP is in the process of seeking relief from the specified funding requirement from the IRS. If the WISPP cannot obtain relief, revocation by the IRS of the amortization extension retroactively to the 2002 plan year could occur and result in a material liability for the Company’s share of the resulting funding deficiency, the extent of which currently cannot be estimated.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Pursuant to a share repurchase program as amended in 2001 and 2006, we were authorized to repurchase up to 6 million shares of our Class A common stock when management deems such repurchases to be appropriate. In November 2008, our Board of Directors approved an increase in the shares authorized for repurchase by 3 million, to 9 million. Prior to the third quarter of fiscal 2012, we had repurchased approximately 5.9 million shares of our Class A common stock under the program. In the third quarter of fiscal 2012, we repurchased 424,600 shares of our Class A common stock in open-market transactions at a cost of $12 million, leaving approximately 2.7 million shares available for repurchase under existing authorizations.
The table below presents a summary of our share repurchases during the quarter ended May 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
March 1, 2012 – March 31, 2012	—	$—	—	3,127,981
April 1, 2012 – April 30, 2012	—	—	—	3,127,981
May 1, 2012 – May 31, 2012	424,600	27.36	424,600	2,703,381
Total Third Quarter	424,600		424,600
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

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
10.1
Amendment, dated as of April 11, 2012, to Second Amended and Restated Credit Agreement, dated as of February 9, 2011, among Schnitzer Steel Industries, Inc., as US Borrower, and Schnitzer Steel BC, Inc., Schnitzer Steel Pacific, Inc., as Canadian Borrowers, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2012, and incorporated herein by reference.

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

101
The following financial information from Schnitzer Steel Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended May 31, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets as of May 31, 2012, and August 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended May 31, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements. (1)

(1) In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by the specific reference in such filing.

SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date:	June 28, 2012	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
President and Chief Executive Officer

Date:	June 28, 2012	By:	/s/ Richard D. Peach
Richard D. Peach
Senior Vice President and Chief Financial Officer