Form 10-K
period 2012-08-31
SCHNITZER STEEL INDUSTRIES INC
filed 2012-10-25
CIK 912603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2012
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
Yes [    ]    No [ x ]
The aggregate market value of the registrant’s outstanding common stock held by non-affiliates on February 29, 2012 was $1,089,948,838.
The registrant had 25,363,056 shares of Class A common stock, par value of $1.00 per share, and 977,566 shares of Class B common stock, par value of $1.00 per share, outstanding as of October 19, 2012.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the January 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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
We may make other forward-looking statements from time to time, including in press releases and public conference calls. All forward-looking statements we make are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements, except as may be required by law. Our business is subject to the effects of changes in domestic and global economic conditions and a number of other risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in Item 1A. Risk Factors of Part I of this Form 10-K. Examples of these risks include: potential environmental cleanup costs related to the Portland Harbor Superfund site; the impact of general economic conditions; volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; difficulties associated with acquisitions and integration of acquired businesses; the impact of goodwill impairment charges; the realization of expected cost reductions related to restructuring initiatives; the inability of customers to fulfill their contractual obligations; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and existing credit facilities; the impact of the consolidation in the steel industry; the impact of imports of foreign steel into the U.S.; inability to realize expected benefits from investments in technology; freight rates and availability of transportation; product liability claims; costs associated with compliance with environmental regulations; the adverse impact of climate change; inability to obtain or renew business licenses and permits; compliance with greenhouse gas emission regulations; reliance on employees subject to collective bargaining agreements; and the impact of the underfunded status of multiemployer plans in which we participate.

1 / Schnitzer Steel Industries, Inc. Form 10-K 2012

PART I

ITEM 1. BUSINESS
General
Founded in 1906, Schnitzer Steel Industries, Inc., an Oregon corporation, is one of the nation’s largest recyclers of ferrous and nonferrous scrap metal, a leading recycler of used and salvaged vehicles and a manufacturer of finished steel products. The foundation of our business is a commitment to sustainability – recycling metal to generate additional value while achieving profitable growth. In recent years, the worldwide demand for scrap metal has been driven by strong demand for new steel products, electric arc furnace (“EAF”) steel mill technology which relies on scrap metal as its primary feedstock and, to a certain extent, the use by blast furnaces of scrap metal, which reduces energy costs and use of virgin materials. The emerging markets, the primary end markets for our recycled scrap metal, currently generate insufficient levels of scrap metal to feed their steel production. This results in a need to source recycled scrap metal from developed economies, including the United States, which, together with domestic requirements, creates ongoing demand for our products.
Through our North American metals recycling business, we collect and recycle autobodies, rail cars, home appliances, industrial machinery, manufacturing scrap and construction and demolition scrap from bridges, buildings and other structures. With 57 operating facilities located in 14 states, Western Canada and Puerto Rico, we are well-positioned to efficiently collect scrap metal throughout North America and export product to customers around the world from our seven deep water ports. In fiscal 2012, we sold our products to customers located in 20 countries. Our Metals Recycling Business benefits from synergies with our Auto Parts Business in certain geographic regions. Our Auto Parts Business, which has 51 retail locations, buys end-of-life vehicles, sells parts to retail and wholesale customers, and sells ferrous metal to metals recyclers, including our Metals Recycling Business where geographically feasible. In addition, our Steel Manufacturing Business produces finished steel products such as rebar, wire rod, coiled rebar, merchant bar and other specialty products using nearly 100% recycled metal sourced from our Metals Recycling Business, which is its sole supplier.
During the fourth quarter of fiscal 2012, we announced and initiated certain restructuring initiatives designed to extract greater synergies from the significant acquisitions and technology investments made in recent years, achieve further integration between our Metals Recycling Business and Auto Parts Business, realign our organization to support future growth and decrease operating expenses by streamlining functions and reducing organizational layers. These initiatives are expected to lower annual pre-tax operating costs by $25 million, comprising approximately $18 million of selling, general and administrative expense and $7 million of cost of goods sold, and be substantially complete by the end of fiscal 2013.
In fiscal 2012, our Metals Recycling Business processed or brokered 5.1 million tons of ferrous scrap metal and 629 million pounds of nonferrous scrap metal. Our revenues by major scrap product were approximately 78% ferrous and 21% nonferrous, and 80% of our external revenues were from export sales.
We report the operations of these three businesses in three reporting segments: the Metals Recycling Business (“MRB”), the Auto Parts Business (“APB”) and the Steel Manufacturing Business (“SMB”). See Note 21 – Segment Information in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for a discussion of revenues from external customers, total assets by reporting segment and operating results from continuing operations.
Metals Recycling Business
Business
MRB buys, collects, processes, recycles, sells and brokers ferrous scrap metal (containing iron) to foreign and domestic steel producers, including SMB, and nonferrous scrap metal (not containing iron) to both foreign and domestic markets. MRB processes mixed and large pieces of scrap metal into smaller pieces by crushing, sorting, shearing, shredding, and torching, resulting in scrap metal pieces of a size, density and metal content required by customers to meet their production needs. The manufacturing process includes physical separation of materials through automated and manual processes into ferrous and nonferrous and various sub-classifications, each of which has a value and metal content of importance to different customers for their end product.
To prepare scrap metal, we crush, sort and bale the material by product grade for easier handling and sale. One of the most efficient ways to process and sort recycled scrap metal is through the use of shredding systems. Currently, MRB’s seven port locations are equipped with shredders. In fiscal 2012, we initiated investment in the construction of a new shredder, advanced processing equipment, and related infrastructure for our facility in Surrey, British Columbia, which was acquired in fiscal 2011. This state-of-the-art facility is expected to begin operations in fiscal 2013. Our largest port facilities in Everett, Massachusetts; Portland, Oregon; Oakland, California; and Tacoma, Washington each operate a mega-shredder with 7,000 to 9,000 horsepower. MRB’s Johnston, Rhode Island; Salinas, Puerto Rico; Kapolei, Hawaii; Anchorage, Alaska; and Concord, New Hampshire facilities operate smaller shredders with 1,500 to 6,000 horsepower. Mega-shredders are designed to provide a denser product and, in conjunction with new separation equipment, a more refined and preferable form of ferrous scrap metal which can be more efficiently used by

2 / Schnitzer Steel Industries, Inc. Form 10-K 2012

steel mills. The shredding process reduces autobodies, home appliances and other scrap metal into fist-size pieces of shredded recycled scrap metal. The shredded material is then carried by conveyor under magnetized drums that attract the ferrous scrap metal and separate it from the nonferrous scrap metal and other residue found in the shredded material, resulting in a consistent and high quality shredded ferrous product. The nonferrous scrap metal and residue then pass through a series of additional mechanical sorting systems designed to separate the nonferrous metal from the residue. The remaining nonferrous metal is then hand-sorted and graded before being sold. MRB continues to invest in nonferrous metal extraction and separation technologies in order to maximize the recoverability of valuable nonferrous metal. MRB also purchases nonferrous metal directly from industrial vendors and other suppliers and prepares this metal for shipment to customers.
Products
MRB sells both ferrous and nonferrous scrap metal. Ferrous scrap metal is a key feedstock used in the production of finished steel products and is primarily categorized into plate and structural (“bonus”), heavy melting steel (“HMS”) and shredded scrap, although there are various grades of each category depending on cleanliness, size of individual pieces, and residual alloy content. These attributes affect the product’s relative value. Our nonferrous products include aluminum, copper, stainless steel, nickel, brass, titanium, lead, high temperature alloys and joint products such as zorba (primarily mixed nonferrous material) and zurik (predominantly stainless steel).
Customers
MRB sells its products globally to steel mills, foundries and smelters, and is the sole supplier of the ferrous scrap metal required by SMB.
Presented below are MRB revenues by continent for the last three fiscal years ended August 31 (dollars in thousands):

	2012	% of Revenue	2011	% of Revenue	2010	% of Revenue
Asia	$1,598,889	58%	$1,837,011	63%	$1,228,022	67%
North America	728,338	26%	691,678	24%	503,651	28%
Europe(1)	480,723	17%	325,191	11%	162,284	9%
Africa	130,469	5%	216,124	7%	85,813	5%
South America	10,288	1%	—	—%	—	—%
Sales to SMB	(183,906)	(7)%	(169,331)	(5)%	(155,310)	(9)%
Total (net of intercompany)	$2,764,801	100%	$2,900,673	100%	$1,824,460	100%
 ____________________________

(1)	Includes sales to customers in Turkey.
In fiscal 2012, the five countries from which MRB derived its largest revenues from external customers were China, the United States, Turkey, South Korea, and Thailand, which collectively accounted for 81% of total MRB revenue. In fiscal 2011 and 2010, the five countries with the largest revenues from external customers accounted for 69% and 59% of total MRB revenue, respectively.
MRB’s five largest external ferrous scrap metal customers accounted for 38% of recycled ferrous metal revenues in fiscal 2012, compared to 46% and 35% in fiscal 2011 and 2010, respectively. MRB had no external customers that accounted for 10% or more of consolidated revenues in fiscal 2012, 2011 and 2010. Customer purchase volumes of ferrous scrap metal vary from year to year due to demand, competition, economic growth, infrastructure spending, relative currency values, availability of credit and other factors. Ferrous metal sales are primarily denominated in U.S. dollars, and nearly all of the large shipments of ferrous scrap metal to foreign customers are supported by letters of credit.

3 / Schnitzer Steel Industries, Inc. Form 10-K 2012

The table below sets forth, on a revenue and volume basis, the amount of recycled ferrous scrap metal sold by MRB to foreign and domestic customers, as well as to SMB, during the last three fiscal years ended August 31:

	2012		2011		2010
	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)
Foreign	$1,799,991	3,928	$1,974,972	4,236	$1,188,490	3,122
SMB	180,525	431	166,259	404	155,310	458
Other domestic	317,064	756	284,257	689	214,864	651
Total	$2,297,580	5,115	$2,425,488	5,329	$1,558,664	4,231
 _____________________________

(1)	Revenues stated in thousands of dollars.

(2)	Volume stated in thousands of long tons (one long ton = 2,240 pounds).
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
The table below sets forth, on a revenue and volume basis, the amount of recycled nonferrous scrap metal sold by MRB to foreign and domestic customers during the last three fiscal years ended August 31:

	2012		2011		2010
	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)
Foreign	$420,378	451,163	$412,891	399,933	$288,472	351,821
Domestic	194,089	177,489	206,749	168,627	124,455	126,665
Total	$614,467	628,652	$619,640	568,560	$412,927	478,486
 ____________________________

(1)	Revenues stated in thousands of dollars.

(2)	Volume stated in thousands of pounds.
Pricing
Domestic and foreign prices for ferrous scrap metal are generally based on prevailing market rates, which can differ by region and are subject to market cycles that are influenced by worldwide demand from steel and other metal producers and by the availability of materials that can be processed into saleable scrap metal, among other factors. Recycled ferrous metal export sales contracts generally provide for shipment within 30 to 60 days after the price is agreed to which, in most cases, includes freight. Nonferrous metal sales contracts generally provide for shipment in less than 30 days after the price is agreed to, which also typically includes freight.
MRB responds to changes in selling prices by adjusting scrap metal purchase prices at its recycling facilities in order to manage the impact on its operating income. The spread between selling prices and the cost of purchased material is subject to a number of factors, including differences in the market conditions between the domestic regions where raw scrap metal is acquired and the areas in the world where the processed materials are sold, market volatility from the time the selling price is agreed with the customer until the time the raw material is purchased, and changes in the estimated costs of transportation to the buyer’s facility. We believe MRB generally benefits from sustained periods of rising recycled metal selling prices, which allow it to better maintain or expand both operating income and unprocessed metal flow into its facilities, and suffers when recycled metal selling prices decline, which tend to compress its operating margins.
Markets
In recent years, strong worldwide demand for finished steel products generally has increased demand for raw materials, in particular recycled ferrous metal, which is one of the primary feedstocks used in EAFs to manufacture steel. Demand for finished steel has been growing most rapidly in Asia and the Mediterranean region, which currently do not possess an adequate supply of raw materials to produce steel. As a result of this demand, MRB’s ferrous exports have made up 77%, 79% and 74% of its total ferrous sales volume in fiscal 2012, 2011 and 2010, respectively. In fiscal 2012, the rate of growth for global steel production slowed as a result of decelerating economic growth, the European sovereign debt crisis, industry production cuts and a weakening price environment for finished steel. The softening market conditions reflected these macroeconomic trends which are typical of the long-term cyclicality in our industry. We believe future demand for recycled metals will be driven by factors including global infrastructure spending, fixed asset investment, consumer spending, credit liquidity and government stimulus programs. Exports

4 / Schnitzer Steel Industries, Inc. Form 10-K 2012

made up 72%, 70% and 74% of MRB’s total nonferrous sales volumes in fiscal 2012, 2011 and 2010, respectively, with Asian developing countries being the primary markets for our nonferrous products. While the ferrous export market is highly diversified with no single country dominating sales from year to year, in the nonferrous markets China and the U.S. have been the largest sales destinations.
Distribution
MRB delivers recycled ferrous and nonferrous scrap metal to foreign customers by ship and to domestic customers by barge, rail and over-the-road transportation networks. Cost efficiencies are achieved by operating deep water terminal facilities at Everett, Massachusetts; Portland, Oregon; Oakland, California; Tacoma, Washington; and Providence, Rhode Island, all of which are owned, except for the Providence, Rhode Island facility, which is operated under a long-term lease. We also have access to deep water terminal facilities at Kapolei, Hawaii and Salinas, Puerto Rico through public docks. These seven deep water terminals enable us to load ferrous material in large vessels capable of holding up to 50,000 tons for trans-oceanic shipments. Additionally, because we own most of the terminal facilities at which MRB operates, MRB is not normally subject to the same berthing delays often experienced by users of unaffiliated terminals. We believe that MRB’s loading costs are lower than they would be if it utilized only third party terminal facilities. From time to time, MRB may enter into contracts of affreightment, which guarantee the availability of ocean going vessels, in order to manage the risks associated with ship availability and freight costs.
Our nonferrous products are shipped in containers which hold 20 to 30 tons from container ports and rail ramps located in close proximity to our recycling facilities. Containerized shipments are exported by marine vessels to customers globally and domestic shipments are typically shipped by rail or by truck.
Sources of Unprocessed Metal
The most common forms of purchased raw metal are obsolete machinery and equipment, such as automobiles, railroad cars, railroad tracks, home appliances and other consumer goods, waste metal from manufacturing operations and demolition metal from buildings and other obsolete structures. Raw metal is acquired from a diverse base of suppliers that unload at MRB’s facilities, from drop boxes at suppliers’ industrial sites and through negotiated purchases from other large suppliers, including railroads, industrial manufacturers, automobile salvage facilities, metal dealers, various government entities and individuals. The majority of MRB’s scrap metal collection and processing facilities receive raw metal via major railroad routes, waterways or major highways. Metals recycling facilities situated near unprocessed metal sellers and major transportation routes have the competitive advantage of reduced freight costs because of the significant cost of freight relative to the cost of metal. The locations of MRB’s West Coast facilities allow it to competitively purchase raw metal from the Northern California region, northward to Western Canada and Alaska, and to the east, including Idaho, Montana, Utah, Colorado and Nevada. The locations of the East Coast facilities provide access to sources of unprocessed metal in New York, Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, Vermont, Eastern Canada and, from time to time, the Midwest. In the Southeastern U.S., approximately half of MRB’s ferrous and nonferrous unprocessed metal volume is purchased from industrial companies, including auto manufacturers, with the remaining volume being purchased from smaller dealers and individuals. These industrial companies provide MRB with metals that are by-products of their manufacturing processes. The supply of scrap metal from these sources can fluctuate with the level of economic activity in the U.S. and can be sensitive to variability in scrap metal prices, particularly in the short term.
Backlog
As of September 30, 2012, MRB had a backlog of orders to sell $146 million of export ferrous metal compared to $249 million as of September 30, 2011 as a result of a decrease in selling prices compared to the prior year and timing of sales. Additionally, as of September 30, 2012, MRB had a backlog of orders to sell $53 million of export nonferrous metal compared to $30 million as of September 30, 2011 primarily due to timing of sales.
Competition
MRB competes domestically for the purchase of scrap metal with large, well-financed recyclers of scrap metal, steel mills that own scrap yards and smaller metal facilities and dealers. In general, the competitive factors impacting the purchase of scrap metal are the price offered by the purchaser and the proximity of the purchaser to the scrap metal source. MRB also competes with brokers that buy scrap metal on behalf of domestic and foreign steel mills. In fiscal 2012, an environment of lower economic growth rates that constrained scrap generation in the U.S., coupled with incremental investments in equipment by competitors, led to increasing market pressure on supply flows and margin compression throughout the year.
MRB competes globally for the sale of processed recycled metal to finished steel producers. The predominant competitive factors that impact recycled metal sales are price (including shipping cost), reliability of service, product quality, the relative value of the U.S. dollar and availability of scrap metal and scrap metal substitutes. No single scrap metals recycler has a dominant market share in the markets in which we do business.

5 / Schnitzer Steel Industries, Inc. Form 10-K 2012

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
Auto Parts Business
Business and Products
APB procures used and salvaged vehicles and sells serviceable used auto parts from these vehicles through its 51 self-service auto parts stores which are located across the U.S. and Western Canada. The remaining portions of the vehicles, primarily autobodies and major parts containing ferrous and nonferrous materials such as engines, transmissions, alternators and catalytic converters, are sold to metals recyclers, including MRB where geographically feasible.
Customers
Self-service stores generally serve customers who are looking to obtain serviceable used auto parts at a competitive price. These customers remove the used auto parts from vehicles in inventory without the assistance of store employees. In addition, APB sells ferrous and nonferrous material obtained from end-of-life vehicles to a variety of wholesale buyers, including MRB and third party recycling yards throughout the U.S. and Western Canada.
We believe that APB has a competitive advantage due to its various information technology systems, which are used to centrally manage and operate the geographically diverse network of stores; its consistent approach to offering customers a large selection of vehicles from which to obtain parts; and its efficient processing of autobodies. APB had no external customers that accounted for 10% or more of consolidated revenues in fiscal 2012, 2011 and 2010.
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
The table below sets forth APB revenues from domestic and foreign customers for the last three fiscal years ended August 31 (in thousands):

	2012	2011	2010
Domestic	$295,618	$296,554	$225,403
Foreign	21,266	23,279	15,830
Sales to MRB	(73,974)	(78,795)	(49,538)
Total (net of intercompany)	$242,910	$241,038	$191,695
Distribution
APB sells used auto parts from each of its self-service retail stores. Upon arriving at a self-service store, a customer pays an admission charge and signs a liability waiver before entering the car lot. When a customer finds a desired part on a vehicle, the customer removes it and pays a listed price for the part.
The wholesale component of APB’s business consists of sales of ferrous and nonferrous materials obtained from end-of-life vehicles. Catalytic converters are removed from the vehicle prior to it being placed in the retail customer area. Once the vehicle is removed from the retail customer area, remaining parts with significant ferrous and nonferrous content, including engines, transmissions and alternators, are removed from the vehicle and items not sold to MRB are consolidated at central facilities in California, Oregon, Texas and Calgary, Canada. From our facilities, these parts are sold to a variety of wholesale buyers through a competitive bidding process. Due to the larger quantities generated by this consolidation process, APB is able to obtain higher prices by focusing on larger wholesale customers that purchase in volume. The remaining autobody is crushed and sold as ferrous metal in the wholesale market. The autobodies are sold on a price-per-ton basis, which is subject to fluctuations in the recycled ferrous metal markets. APB generated revenues of $74 million, $79 million and $50 million during fiscal 2012, 2011 and 2010, respectively, from sales to MRB, making MRB the single largest customer of APB.

6 / Schnitzer Steel Industries, Inc. Form 10-K 2012

Marketing
APB has customized marketing initiatives that are unique to its self-service brand. The marketing plan focuses on strategies to maximize the acquisition of end-of-life vehicles and attracting auto parts customers into the stores. The marketing plan targets the regional customer base surrounding the stores and incorporates various strategies, including the use of radio and television advertising to promote vehicle purchasing, regularly scheduled in-store promotions and other forms of product promotion. Each store has a customized marketing calendar designed for its market and the community it serves.
APB typically seeks to locate its facilities with convenient road access and in major population centers. By operating at locations that are convenient and visible to the target customer, the stores seek to become the customer’s first stop when acquiring used auto parts.
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
Competition
The auto parts industry is characterized by diverse and fragmented competition and comprises a large number of aftermarket and used auto parts suppliers of all sizes. These companies range from large, multinational corporations which serve both original equipment manufacturers and the aftermarket on a worldwide basis to small, local producers which supply only a few parts for a particular car model. After a sustained period of strong demand for recycled metals, some smaller suppliers entered the market and some existing suppliers expanded their presence. This, combined with the constrained availability of end-of-life vehicles resulting from lower economic growth rates, led to a more competitive pricing environment throughout fiscal 2012.
APB competes for the purchase of vehicles with other auto dismantlers, used car dealers, auto auctions and metal recyclers. In general, the main competitive factors impacting the purchase of vehicles are the price offered by the purchaser and the proximity of the purchaser to the source of the vehicle.
APB competes for the sale of used auto parts with other self-service and full-service auto dismantlers as well as larger well-financed retail auto parts businesses. For wholesale sales of ferrous and nonferrous materials obtained from end-of-life vehicles, APB competes globally with other metal recyclers. The main competitive factors impacting the sale of APB’s products are price, availability of parts, quality and availability of scrapped product, and location of the retail stores that is convenient to customers.
Steel Manufacturing Business
Business
SMB operates a steel mini-mill in McMinnville, Oregon that produces a wide range of finished steel products using recycled metal and other raw materials. MRB is the sole supplier for SMB’s scrap metal requirements, which SMB purchases at rates that approximate export market prices for shipments from the West Coast of the U.S.
Manufacturing
SMB’s melt shop includes an EAF, a ladle refining furnace, and a five-strand continuous billet caster and has enhanced steel chemistry refining capabilities, permitting the mill to produce special alloy grades of steel not currently produced by other mills on the U.S. West Coast. The melt shop produced 464 thousand, 454 thousand and 494 thousand tons of steel in the form of billets during fiscal 2012, 2011 and 2010, respectively. SMB continues to reinvest in its melt shop to improve efficiencies in the melting process.
SMB also operates two computerized rolling mills that allow for synchronized operations of the rolling mills and related equipment. Billets produced in SMB’s melt shop are reheated in two natural gas-fueled furnaces and are then hot-rolled through one of the two rolling mills to produce finished products. SMB has completed a number of improvement projects to both mills designed to increase both their operating efficiency and the types of products that can be competitively produced. SMB continues to monitor the market for new products and, through discussions with customers, identify additional opportunities to expand its product lines and sales. SMB’s effective annual finished goods production capacity is approximately 800,000 tons under current conditions.
Products
SMB produces semi-finished goods (billets) and finished goods, consisting of rebar, coiled rebar, wire rod, merchant bar and other specialty products. Semi-finished goods are predominantly used for SMB’s finished products, but also have been produced for

7 / Schnitzer Steel Industries, Inc. Form 10-K 2012

sale to other steel mills. Rebar is produced in either straight length steel bars or coils and used to increase the tensile strength of poured concrete. Coiled rebar is preferred by some manufacturers because it reduces the waste generated by cutting individual lengths to meet customer specifications and, therefore, improves yield. Wire rod is steel rod, delivered in coiled form, used by manufacturers to produce a variety of products such as chain link fencing, nails, wire and stucco netting. Merchant bar consists of round, flat, angle and square steel bars used by manufacturers to produce a wide variety of products, including gratings, steel floor and roof joists, safety walkways, ornamental furniture, stair railings and farm equipment. SMB is also certified to produce high quality rebar to support nuclear power plant construction and has a license to produce certain patented high strength composite steels.
The table below sets forth, on a revenue and volume basis, the sales of these products during the last three fiscal years ended August 31:

	2012		2011		2010
	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)
Finished steel products	$332,719	447,254	$317,338	438,874	$270,712	443,416
Semi-finished steel products(3)	508	132	145	199	14,373	40,199
Total	$333,227	447,386	$317,483	439,073	$285,085	483,615
_____________________________

(1)	Revenues stated in thousands of dollars.

(2)	Volume stated in short tons (one short ton = 2,000 pounds).

(3)	Includes primarily sales of billets except for fiscal 2012 in which $391 were recorded for sales of by-products of mill production for which volumes are not tracked.
Customers
SMB’s customers are principally steel service centers, construction industry subcontractors, steel fabricators, wire drawers and major farm and wood products suppliers. During fiscal 2012, SMB sold its finished steel products to customers located primarily in the Western U.S. and Canada. Customers in California accounted for 43% of SMB’s revenues in fiscal 2012. SMB’s ten largest customers accounted for 43%, 53% and 54% of its revenues during fiscal 2012, 2011 and 2010, respectively. No SMB customer accounted for 10% or more of consolidated revenues in fiscal 2012, 2011 and 2010.
The table below sets forth SMB revenues from domestic and foreign customers for the last three fiscal years ended August 31 (in thousands):

	2012	2011	2010
Domestic	$290,710	$256,888	$206,943
Foreign(1)	42,517	60,595	78,142
Total	$333,227	$317,483	$285,085
____________________________

(1)	Includes sales to Canada of $42 million, $59 million and $56 million in fiscal 2012, 2011 and 2010, respectively.
Consolidation in the Steel Industry
The pace of consolidation in the steel industry has slowed in recent years consistent with the sluggish economic growth, particularly in the U.S. As the current outlook for construction and infrastructure spending in the U.S. remains weak, there is likely to be some contraction domestically as smaller, less well-capitalized steel producers and fabricators exit the market and other firms reduce production. Longer-term, cross-border consolidation remains attractive due to stronger demand from developing countries and the potential for achieving greater efficiency and economies of scale, particularly in response to the consolidation undertaken by raw material suppliers and consumers of steel products.
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

8 / Schnitzer Steel Industries, Inc. Form 10-K 2012

Supply of Scrap Metal
We believe SMB operates the only mini-mill in the Western U.S. that obtains its scrap metal requirements from an affiliated metal recycler. MRB provides a mix of recycled metal grades to SMB, which allows SMB to achieve optimum efficiency in its melting operations.
Energy Supply
SMB needs a significant amount of electricity to run its operations, primarily its EAF. SMB purchases electricity under a long-term contract with McMinnville Water & Light, which in turn relies on the Bonneville Power Administration. After the prior contract expired in September 2011, we entered into a new contract with the same supplier in October 2011 that will expire in September 2028.
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
Energy costs represented 5%, 5% and 7% of SMB’s cost of goods sold in fiscal 2012, 2011 and 2010, respectively.
Backlog
SMB generally ships products within days after the receipt of purchase orders. As of September 30, 2012, SMB had a backlog of orders of $25 million, compared to $23 million as of September 30, 2011.
Competition
SMB’s primary domestic competitors for the sale of finished steel products include Nucor Corporation’s manufacturing facilities in Arizona, Utah and Washington, Gerdau Long Steel North America’s facility in California and Commercial Metals Company’s manufacturing facility in Arizona. In addition to domestic competition, SMB competes with foreign steel producers, principally located in Asia, Canada, Mexico and Central and South America, primarily in shorter length rebar and certain wire rod grades. Certain U.S. manufacturers have also expanded downstream distribution operations to include import products which are highly competitive due to lower production costs. The principal competitive factors in SMB’s market are price, product availability, quality and service. In addition, demand and the resulting level of steel imports are impacted by general economic conditions and the relative value of the U.S. dollar.
In 2002, the U.S. government imposed anti-dumping and countervailing duties against wire rod products from eight foreign countries. These duties remain in effect today, are periodically reviewed and do not have a set expiration date. In 2007, the International Trade Commission extended existing rebar anti-dumping duties of up to 233% on imports from seven nations through 2012 and it is currently in the process of reviewing these duties.
Strategic Focus
Use of our Seven Deep Water Ports to Access Global Demand
Our seven deep water terminal facilities enable us to bulk load large vessels capable of trans-oceanic shipments, thereby allowing us to efficiently ship product globally to wherever demand is highest. We achieve cost efficiencies because we own the majority of these terminal facilities, which reduces the likelihood of berthing delays often experienced by users of unaffiliated terminals, and because we are able to ship bulk cargoes of up to 50,000 tons which generally have lower freight costs on a per-ton basis than containerized shipments that hold 20 to 30 tons.
Acquisitions
We continue to focus on growth through acquisitions consistent with our strategy. With our historically strong balance sheet, ability to generate positive cash flows from operations and available borrowing capacity, we believe we are in a position to continue to complete acquisitions fitting our long-term strategic plans.
During fiscal 2012, we made the following acquisition:

•	In June 2012, we acquired substantially all of the assets of Rocky Mountain Salvage, Ltd., a metals recycler in Hinton, Alberta, which expanded MRB’s presence in Western Canada.
During fiscal 2011, we made the following acquisitions:

•
In September 2010, we acquired substantially all of the assets of SOS Metals Island Recycling, LLC, a metals recycler in Maui, Hawaii, to provide an additional source of scrap metal for our MRB Hawaii facility.

9 / Schnitzer Steel Industries, Inc. Form 10-K 2012

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

•
In January 2010, we acquired substantially all of the assets of two of LKQ Corporation’s self-service used auto parts stores, which increased to four the number of used auto parts facilities that we operate in the Dallas-Fort Worth area.

•
In April 2010, we acquired substantially all of the assets of Golden Recycling and Salvage, Inc., a metals recycler in Montana, to provide an additional source of scrap metal for our Tacoma, Washington export facility.

Continuous Improvement Benefits from Technology and Growth Investments
We aim to be an efficient and competitive producer of both recycled metal and finished steel products in order to maximize the operating income for both operations. To meet this objective, we have historically focused on, and will continue to emphasize, continuous improvement programs that focus on increasing production from shredders using technology to improve ferrous and nonferrous scrap metal recovery processes and ongoing performance initiatives throughout our operations. The objective of these programs is to identify areas in existing processes that may be inefficient or where current performance could be improved and to recommend and implement solutions that could increase revenues or reduce costs by increasing output or recovery.
In the fourth quarter of 2012, we announced and initiated certain restructuring initiatives designed to extract greater synergies from the significant acquisitions and technology investments made in recent years, achieve further integration between our Metals Recycling Business and Auto Parts Business, realign our organization to support future growth and decrease operating expenses by streamlining functions and reducing organizational layers. These initiatives are expected to lower annual pre-tax operating costs by $25 million and be substantially complete by the end of fiscal 2013.
During fiscal 2012, 2011 and 2010, we spent $79 million, $105 million and $64 million, respectively, on capital improvements. These capital expenditures primarily reflect our significant investments in modern equipment to improve the efficiency and capabilities of our businesses and to further maximize our economies of scale. Our capital expenditures in fiscal 2012 included

10 / Schnitzer Steel Industries, Inc. Form 10-K 2012

investments in the construction of a new shredder, advanced processing equipment and related infrastructure for our facility in Surrey, British Columbia, which is expected to begin operations in fiscal 2013. In addition, we made further investments in technology to improve the recovery and separation of nonferrous materials from the shredding process and investments in infrastructure to improve efficiency, increase capacity, improve worker safety, enhance environmental systems and replace equipment. We currently plan to invest up to $80 million in capital expenditures on similar projects in fiscal 2013, including the completion of the new shredder and processing equipment in Canada.
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
Although our objective is to maintain compliance with applicable environmental regulations, we have, in the past, been found not to be in compliance with certain environmental laws and regulations and have incurred liabilities, expenditures, fines and penalties associated with such violations. In December 2000, we were notified by the EPA that we are one of the potentially responsible parties that own or operate or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (see discussion in Risk Factors in Part I, Item 1A and Note 11 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report). In fiscal 2012, capital expenditures related to ongoing environmental compliance were $13 million, and we expect to spend up to $12 million on capital expenditures for ongoing environmental compliance in fiscal 2013.
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

11 / Schnitzer Steel Industries, Inc. Form 10-K 2012

GHG legislation and regulation is also expected to have an effect on the price of electricity, especially when generated using carbon-based fuels. Since the electricity supply for SMB includes a significant element of hydro-generated production, SMB’s energy costs are less likely to be impacted than those of competitors using electricity generated by carbon-based fuels. In addition, demand for scrap metal may increase as a result of mills with blast furnaces seeking to maximize the scrap metal component of raw material infeed, as melting scrap metal involves less energy than is required for melting iron ore.
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
Employees
As of September 30, 2012, we had 3,626 full-time employees, consisting of 1,921 employees at MRB, 1,129 employees at APB, 433 employees at SMB and 143 corporate administrative employees. Of these employees, 823 were covered by collective bargaining agreements. The SMB contract with the United Steelworkers of America, which covers 313 of these employees, was renewed and ratified in June 2012 and will expire on March 31, 2016. We believe that in general our labor relations are good.
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
Risk Factors Relating to Our Business
Potential costs related to the environmental cleanup of Portland Harbor may be material to our financial position and liquidity
In December 2000, we were notified by the EPA under CERCLA that we are a potentially responsible party (“PRP”) that owns or operates or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (the “Site”). The precise nature and extent of any cleanup of the Site, the parties to be involved, the process to be followed for any cleanup and the allocation of the costs for any cleanup among responsible parties have not yet been determined, but the process of identifying additional PRPs and beginning allocation of costs is underway. A group of PRPs is conducting a remedial investigation and feasibility study (“RI/FS”) to identify and characterize the contamination at the Site and develop alternative approaches to remediation of the contamination. On March 30, 2012, the group submitted to the EPA a draft feasibility study (“draft FS”) based on approximately ten years of work and $100 million in costs classified as investigation-related. The draft FS identifies ten possible remedial alternatives which range in estimated cost from approximately $170 million to $250 million (net present value) for the

12 / Schnitzer Steel Industries, Inc. Form 10-K 2012

least costly alternative to approximately $1.08 billion to $1.76 billion (net present value) for the most costly and estimates a range of two to 28 years to implement the remedial work, depending on the selected alternative. The draft FS does not determine who is responsible for remediation costs, define the precise cleanup boundaries or select remedies. The draft FS is being reviewed, and may be subject to revisions prior to its approval, by the EPA. A final decision on the nature and extent of the required remediation will occur only after the EPA has prepared a proposed plan for public review and issued a record of decision (“ROD”). Currently available information indicates that the EPA does not expect to issue its final ROD selecting a remedy for the Site until at least 2014. Separately, the natural resource damages trustees for the Site are conducting a process to determine the amount of natural resource damages at the Site and identify the persons potentially liable for such damages. Given the size of the Site, the costs to date of the RI/FS and the nature of the conditions identified to date, the total cost of the investigations, remediation and natural resource damages claims are likely to be substantial. Because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs, we believe it is not possible to reasonably estimate the amount or range of costs which we are likely or reasonably possible to incur in connection with the Site, although such costs could be material to our financial position, results of operations, cash flows and liquidity. Significant cash outflows in the future related to the Site could reduce the amount of our borrowing capacity that could otherwise be used for investment in capital expenditures, acquisitions, dividends and share repurchases. Any material liabilities incurred in the future related to the Site could result in our failure to maintain compliance with certain covenants in our debt agreements. See “Contingencies – Environmental” in Note 11 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
We operate in industries that are cyclical and sensitive to general economic conditions, which could have a material adverse effect on our operating results and financial condition
Demand for most of our products is cyclical in nature and sensitive to general economic conditions. The timing and magnitude of the cycles in the industries in which our products are used including global steel manufacturing and residential construction in the U.S. are difficult to predict. The cyclical nature of our operations tends to reflect and be amplified by changes in economic conditions, both domestically and internationally, supply/demand imbalances and foreign currency exchange fluctuations. Economic downturns or a prolonged period of slow growth in the U.S. and foreign markets or any of the industries in which we operate could have a material adverse effect on our results of operations, financial condition and cash flows. While we believe that drivers such as infrastructure growth in developing economies and demand for environmentally sustainable raw materials will continue to drive long-term global demand for recycled metal, we are unable to predict the duration of the current uncertain economic conditions that are contributing to a softer demand environment for our products and constrained supply of raw materials.
Changes in the availability or price of raw materials and end-of-life vehicles could reduce our sales
Our businesses require certain materials that are sourced from third party suppliers. Although our cross-divisional synergies allow us to be our own source for some raw materials, particularly with respect to scrap metal for SMB, we rely on other suppliers for most of our raw material needs. Industry supply conditions generally involve risks, including the possibility of shortages of raw materials, increases in raw material costs and reduced control over delivery schedules. We procure our scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to sell scrap metal to us. In periods of low scrap metal prices, suppliers may elect to hold scrap metal to wait for higher prices or intentionally slow their metal collection activities. If a substantial number of suppliers ceases selling scrap metal to us, we will be unable to recycle metal at desired levels, and our results of operations and financial condition could be materially adversely affected. A slowdown of industrial production in the U.S. may also reduce the supply of industrial grades of metal to the metals recycling industry, resulting in our having less recyclable metal available to process and market. In addition, increased foreign demand for scrap metal due to economic expansion in developing countries may result in increased competition for available domestic scrap metal. Failure to obtain a steady supply of scrap material could both adversely impact our ability to meet sales commitments and reduce our operating margins. Failure to obtain an adequate supply of end-of-life vehicles could adversely impact our ability to attract customers and charge admission fees and reduce our parts sales. Failure to obtain raw materials, such as alloys used in the steel-making process, could adversely impact our ability to make steel to the specifications of our customers.
Significant decreases in scrap metal prices may adversely impact our operating results
The timing and magnitude of the cycles in the industries in which we operate are difficult to predict and are influenced by different economic conditions in the domestic market, where we typically acquire our raw materials, and foreign markets, where we typically sell the majority of our products. Purchase prices for autobodies and scrap metal and selling prices for scrap metal are volatile and beyond our control. While we attempt to respond to changing scrap metal selling prices through adjustments to our metal purchase prices, our ability to do so is limited by competitive and other market factors. As a result, we may not be able to reduce our metal purchase prices to offset a sharp reduction in scrap metal sales prices, which may adversely impact our operating income and cash flows. In addition, a sudden decrease in scrap metal prices may compress our operating margins due to the impact of average inventory cost which causes cost of goods sold recognized in the Consolidated Statements of Income to decrease at a slower rate than metal purchase prices and net selling prices.

13 / Schnitzer Steel Industries, Inc. Form 10-K 2012

Acquisitions and integration of acquired businesses may result in operating difficulties and other unintended consequences
We have completed a number of recent acquisitions and expect to continue making acquisitions of complementary businesses to enable us to enhance our customer base and grow our revenues. Execution of our acquisition strategy involves a number of risks, including:

•	Difficulty integrating the acquired businesses’ personnel and operations;

•	Potential loss of key employees or customers of the acquired business;

•	Difficulties in realizing anticipated cost savings, efficiencies and synergies;

•	Unexpected costs;

•	Inaccurate assessment of or undisclosed liabilities;

•	Inability to maintain uniform standards, controls and procedures; and

•	Difficulty managing the growth of a larger company.
If we do not successfully execute our acquisition strategy and the acquired businesses do not perform as projected, our financial condition and results of operations could be materially adversely affected.
Goodwill impairment charges may adversely affect our operating results
We have a substantial amount of goodwill on our balance sheet generated in connection with our acquisition business growth strategy. Goodwill represents the excess purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. We test the goodwill balances allocated to our reporting units for impairment on an annual basis and if events occur or circumstances change that indicate that the fair value of one or more of our reporting units may be below its carrying amount. A decline in the quoted market price of our stock could denote a triggering event indicating that goodwill may be impaired. When testing goodwill for impairment, we determine fair value using an income approach based on the present value of expected future cash flows utilizing a market-based weighted average cost of capital. Given that market prices of our reporting units are not readily available, we make various estimates and assumptions in determining the fair value of the reporting units, including estimating revenue growth rates, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates and an appropriate discount rate. We corroborate the reporting units’ valuation using a market approach based on earnings multiple data and a reconciliation of the aggregated fair value of the reporting units to our market capitalization, including consideration of a control premium. Fair value determinations require considerable judgment and are sensitive to inherent uncertainties and changes in the estimates and assumptions described above. A further deterioration of market and economic conditions, or a sustained decline in our market capitalization, could significantly impact our goodwill impairment analysis and may result in an impairment charge, which could have a material adverse effect on our financial condition and results of operations. See Critical Accounting Policies and Estimates in Part II, Item 7 of this report.
Our restructuring initiatives may not achieve the expected cost reductions
In August 2012, we announced and began implementing restructuring initiatives designed to extract greater synergies from the significant acquisitions and technology investments made in fiscal 2011, achieve further integration between our Metals Recycling Business and Auto Parts Business, realign our organization to support future growth and decrease operating expenses by streamlining functions and reducing organizational layers. These initiatives are expected to lower annual operating costs by $25 million and be substantially complete by the end of fiscal 2013. Our ability to achieve the anticipated cost savings and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. We have incurred in the fourth quarter of fiscal 2012, and will continue to incur in the near term, restructuring charges as a result of these activities. Failure to achieve the expected cost reductions related to these restructuring initiatives could have a material adverse effect on our business and results of operations.
Uncertain economic conditions may cause customers to be unable to fulfill their contractual obligations
We enter into export ferrous sales contracts preceded by negotiations that include fixing price, quantity, shipping terms and other contractual terms. Upon finalization of these terms and satisfactory completion of other contractual contingencies, the customer typically opens a letter of credit to satisfy its obligation under the contract prior to our shipment of the cargo. Although not considered normal course of business, during uncertain economic conditions, we are at risk on consummating the transaction until the customer successfully opens the letter of credit. Customers may not be able to fulfill their contractual obligations or open letters of credit in times of illiquid market conditions. As of August 31, 2012 and 2011, 28% and 44%, respectively, of our trade accounts receivable balance was covered by letters of credit.
Increases in the value of the U.S. dollar relative to other currencies may reduce the demand for our products
A significant portion of MRB’s revenues and operating income earned is generated from sales to foreign customers, which are denominated in U.S. dollars, including customers located in Asia, Africa and Europe. A strong U.S. dollar would make our products

14 / Schnitzer Steel Industries, Inc. Form 10-K 2012

more expensive for non-U.S. customers, which could negatively impact export sales. A strong U.S. dollar would also make imported metal products less expensive, resulting in an increase in imports of steel products into the U.S. As a result, our finished steel products, which are made in the U.S., may become more expensive for our U.S. customers relative to imported steel products.
We are exposed to translation and transaction risks associated with fluctuations in foreign currency exchange rates. Hedging instruments may not be effective in mitigating such risks and may expose us to losses or limit our potential gains
Our operations in Canada expose us to translation and transaction risks associated with fluctuations in foreign currency exchange rates as compared to the U.S. dollar, our reporting currency. As a result, we are subject to foreign currency exchange risks due to exchange rate movements in connection with the translation of the operating costs and the assets and liabilities of our foreign operations into our functional currency for inclusion in our Consolidated Financial Statements.
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
Potential limitations on our ability to access capital resources may restrict our ability to operate or execute our growth strategy
Our operations are capital intensive. Our business also requires substantial expenditures for routine maintenance. While we expect that our cash requirements, including the funding of capital expenditures, debt service, dividends, share repurchases and any contingencies, will be financed by internally generated funds or from borrowings under our unsecured committed bank credit facility, there can be no assurance that this will be the case. Additional acquisitions could require financing from external sources.
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
The agreement governing our bank credit facility imposes certain restrictions on our business and contains financial covenants
Our unsecured committed bank credit agreement contains certain restrictions on our business, including our ability to create liens, enter into transactions with affiliates, acquire and dispose of businesses, guarantee debt, and consolidate or merge. These restrictions may affect our ability to operate our business or execute our growth strategy and may limit our ability to take advantage of potential business opportunities as they arise. Our bank credit agreement also requires that we maintain certain financial and other covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio.  Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Our failure to comply with any of these restrictions or financial covenants could result in an event of default under the bank credit agreement, and permit our lenders to cease lending to us and declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest. This could require us to refinance our bank credit agreement, which we may not be able to do at terms acceptable to us, or at all.
Consolidation in the steel industry may reduce demand for our products
There has been a significant amount of consolidation in the steel industry in recent years that has included steel mills acquiring steel fabricators to ensure demand for their products. If any of SMB’s significant remaining customers were to be acquired by competing steel mills, this could reduce the demand for our products and force us to lower our prices, reducing our revenues, or to reduce production, which could increase our unit costs and have a material adverse effect on our financial condition and results of operations.
Increases in imports of foreign steel into the U.S. may reduce domestic demand for our products
Economic expansion in China and other foreign countries has affected the availability, and increased the price volatility, of recycled metal and steel products. Expansions and contractions in these economies can significantly affect the price of commodities used and sold by our business, as well as the price of finished steel products. Additionally, in a number of foreign countries, such as China, steel producers are generally government-owned and may therefore make production decisions based on political or other

15 / Schnitzer Steel Industries, Inc. Form 10-K 2012

factors that do not reflect market conditions. Disruptions in foreign markets from excess steel production may encourage importers to target the U.S. with excess capacity at aggressive prices, and existing trade laws and regulations may be inadequate to prevent unfair trade practices, which could have a material adverse effect on our financial condition and results of operations. Although trade regulations restrict the importation of certain products, if foreign steel production significantly exceeds consumption in those countries, imports of steel products into the U.S. could increase, resulting in lower volumes and selling prices for SMB’s steel products.
Failure to realize expected benefits from investments in processing and manufacturing technology may impact our operating results and cash flows
We make significant investments in processing and manufacturing technology improvements aimed at increasing the efficiency and capabilities of our businesses and to maximize our economies of scale. Failure to realize the anticipated benefits and generate adequate returns on such capital improvement projects may have a material adverse effect on our results of operations and cash flows.
Reliance on third party shipping companies may restrict our ability to ship our products
MRB and SMB generally rely on third parties to handle and transport raw materials to their production facilities and products to customers. Despite our practice of utilizing a diversified group of suppliers of transportation, due to factors beyond our control, including changes in fuel prices, political events, governmental regulation of transportation, changes in market rates, carrier availability and disruptions in transportation infrastructure, third party shipping companies may be forced to increase their charges for transportation services or otherwise reduce the availability of their vehicles or ships, and thus we may not be able to transport our products in a timely and cost-effective manner, which could have a material adverse effect on our financial condition and results of operations and may harm our reputation.
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
We are also required to obtain environmental permits from governmental authorities for certain operations. Violation of or failure to obtain permits or comply with these laws or regulations could result in our business being fined or otherwise sanctioned by regulators or becoming subject to litigation by private parties. Our operations use, handle and generate hazardous substances. In addition, previous operations by others at facilities that we currently or formerly owned, operated or otherwise used may have caused contamination from hazardous substances. As a result, we are exposed to possible claims under environmental laws and regulations, especially for the remediation of waterways and soil or groundwater contamination. These laws can impose liability for the cleanup of hazardous substances even if the owner or operator was neither aware of nor responsible for the release of the hazardous substances. We have, in the past, been found not to be in compliance with certain of these laws and regulations, and have incurred liabilities, expenditures, fines and penalties associated with such violations. Although we believe that we are currently in material compliance with all applicable environmental laws and regulations, future environmental compliance costs may increase because of new laws and regulations, changing interpretations and stricter enforcement of current regulations by regulatory authorities, uncertainty regarding adequate pollution control levels, the future costs of pollution control technology and issues

16 / Schnitzer Steel Industries, Inc. Form 10-K 2012

related to global climate change. Further, the level of activity by regulatory authorities and non-governmental organizations has increased in recent years. Environmental compliance costs and potential environmental liabilities could have a material adverse effect on our financial condition and results of operations. See the risk factor “Potential costs related to the environmental cleanup of Portland Harbor may be material to our financial position and liquidity” in this Item 1A.
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
Risk Factors Relating to Our Employees
Reliance on employees subject to collective bargaining may restrict our ability to operate
Approximately 23% of our full-time employees are represented by unions under collective bargaining agreements, including substantially all of the manufacturing employees at our SMB steel manufacturing facility. As these agreements expire, we may not be able to negotiate extensions or replacements of such agreements on acceptable terms. Any failure to reach an agreement with one or more of our unions may result in strikes, lockouts or other labor actions, including work slowdowns or stoppages, which could have a material adverse effect on our results of operations.
The underfunded status of our multiemployer pension plans may cause us to increase our contributions to the plans
As discussed in Note 15 – Employee Benefits in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report, we have been notified that the Steelworkers Western Independent Shops Pension Plan (“WISPP”), a multiemployer plan benefiting union employees of SMB, has an accumulated funding deficiency (i.e. a failure to satisfy the minimum funding requirements) and is in a certified Red Zone Status as defined by the Pension Protection Act of 2006 as of the plan’s year-end of September 30, 2011. Because the WISPP is in Red Zone Status, it is required to adopt a rehabilitation plan, which may involve contribution increases, benefit reductions or a combination of the two. At this time, we are not required to make surcharge payments as we are already signatory to an agreement that requires annual six percent contribution increases. Because we have no current intention of withdrawing from the WISPP, we have not recognized a withdrawal liability in our consolidated financial statements. However, if such a liability were triggered, it could have a material adverse effect on our results of operations, financial position, liquidity and cash flows. Our contributions to the WISPP could also increase as a result of a diminished contribution base due to the insolvency or withdrawal of other employers who currently contribute to it, the inability or failure of withdrawing employers to pay their withdrawal liability or other funding deficiencies, as we would need to fund the retirement obligations of these employers.

17 / Schnitzer Steel Industries, Inc. Form 10-K 2012

In 2004, the Internal Revenue Service (“IRS”) approved a seven-year extension of the period over which the WISPP may amortize unfunded liabilities, conditioned upon maintenance of certain minimum funding levels. Based on the actuarial valuation for the WISPP as of October 1, 2011, the funded percentage (based on the ratio of the market value of assets to the accumulated benefits liability (present value of accrued benefits) using the valuation method prescribed by the IRS) was 65.2%, which is below the targeted funding ratio specified in the agreement with the IRS. As a result, the WISPP is in the process of seeking relief from the specified funding requirement from the IRS. If the WISPP cannot obtain relief, revocation by the IRS of the amortization extension retroactively to the 2002 plan year could occur and result in a material liability for the Company’s share of the resulting funding deficiency, the extent of which currently cannot be estimated.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

18 / Schnitzer Steel Industries, Inc. Form 10-K 2012

ITEM 2. PROPERTIES
Our facilities and administrative offices by type, including their total acreage, were as follows as of August 31, 2012:

Division	No. of Facilities	Acreage
		Leased	Owned	Total
Corporate offices – Domestic	2	1	—	1
Metals Recycling Business:
Domestic:
Collection and processing	42	49	713	762
Collection	6	2	28	30
Inactive	7	5	11	16
Foreign:(2)
Collection and processing	4	36	4	40
Collection	5	30	5	35
Inactive	2	12	—	12
Other	1	12	—	12
Auto Parts Business:
Domestic:(1)
Administrative offices and other	3	5	1	6
Stores	48	615	106	721
Inactive	2	—	15	15
Foreign stores(2)	3	46	—	46
Steel Manufacturing Business:
Domestic:
Steel mill and administrative offices	2	—	85	85
Inactive	1	—	51	51
Total company:
Domestic	113	677	1,010	1,687
Foreign(2)	15	136	9	145
Total(3)	128	813	1,019	1,832
_____________________________

(1)	We jointly own 36 acres in California at three of our sites with minority interest partners.

(2)	All foreign facilities are located in Canada.

(3)	For long-lived assets by geography, see Note 21 – Segment Information in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
Information about our executive officers is incorporated by reference from Part III, Item 10 of this annual report.

19 / Schnitzer Steel Industries, Inc. Form 10-K 2012

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol SCHN. There were 196 holders of record of Class A common stock on October 19, 2012. Our Class A common stock has been trading since November 16, 1993. The following table sets forth the high and low trading stock prices reported on NASDAQ and the dividends paid per share for the periods indicated.

	Fiscal 2012
	High Price	Low Price	Dividends Per Share
First Quarter	$51.98	$32.82	$0.017
Second Quarter	$49.35	$40.85	$0.017
Third Quarter	$46.67	$25.59	$0.188
Fourth Quarter	$33.03	$22.78	$0.188
	Fiscal 2011
	High Price	Low Price	Dividends Per Share
First Quarter	$58.00	$45.21	$0.017
Second Quarter	$69.43	$58.00	$0.017
Third Quarter	$67.14	$54.32	$0.017
Fourth Quarter	$59.41	$38.49	$0.017

Our Class B common stock is not publicly traded. There were 16 holders of record of Class B common stock on October 19, 2012.
Issuer Purchases of Equity Securities
Pursuant to a share repurchase program as amended in 2001 and 2006, we were authorized to repurchase up to 6 million shares of our Class A common stock when management deems such repurchases to be appropriate. In November 2008, our Board of Directors approved an increase in the shares authorized for repurchase by 3 million, to 9 million. Prior to fiscal 2012, we had repurchased approximately 5.8 million shares of our Class A common stock under the program. In fiscal 2012, we repurchased 1.1 million shares of our Class A common stock under this program, leaving approximately 2.1 million shares available for repurchase under existing authorizations.
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
During the fourth quarter of fiscal 2012, we repurchased 630,496 shares of our Class A common stock in open-market transactions at a cost of $18 million. The table below presents a summary of our share repurchases during the quarter ended August 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
June 1, 2012 – June 30, 2012	130,400	$27.72	130,400	2,572,981
July 1, 2012 – July 31, 2012	500,096	$29.66	500,096	2,072,885
August 1, 2012 – August 31, 2012	—	—	—	2,072,885
Total Fourth Quarter	630,496		630,496

20 / Schnitzer Steel Industries, Inc. Form 10-K 2012

Performance Graph
The following graph and related information compares cumulative total shareholder return on our Class A common stock for the five-year period from September 1, 2007 through August 31, 2012, with the cumulative total return for the same period of (i) the S&P 500 Index, (ii) the S&P Steel Index and (iii) the NASDAQ Composite Index. These comparisons assume an investment of $100 at the commencement of the period and that all dividends are reinvested. The stock performance outlined in the performance graph below is not necessarily indicative of our future performance, and we do not endorse any predictions as to future stock performance.

	Year Ended August 31,
	2007	2008	2009	2010	2011	2012
Schnitzer Steel Industries(1)	$100	$117	$93	$76	$78	$48
S&P 500	100	89	73	76	90	107
S&P Steel Index	100	101	60	61	65	47
NASDAQ	100	92	79	84	103	124
_____________________________

(1)	Because we operate in three distinct but related businesses, we have no direct market peer issuers.

21 / Schnitzer Steel Industries, Inc. Form 10-K 2012

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended August 31,
	2012	2011	2010	2009	2008
STATEMENT OF OPERATIONS DATA:
(in thousands, except per share and dividend data)
Revenues	$3,340,938	$3,459,194	$2,301,240	$1,787,230	$3,516,950
Operating income (loss)	$53,668	$185,964	$125,897	$(51,124)	$403,235
Income (loss) from continuing operations	$28,917	$123,637	$84,508	$(27,149)	$254,653
Loss from discontinued operations, net of tax(1)	$—	$(101)	$(13,832)	$(4,214)	$(613)
Net income (loss) attributable to SSI	$27,404	$118,355	$66,750	$(32,229)	$248,683
Income (loss) per share from continuing operations attributable to SSI (diluted)	$0.99	$4.24	$2.86	$(0.99)	$8.63
Net income (loss) per share attributable to SSI (diluted)	$0.99	$4.23	$2.37	$(1.14)	$8.61
Dividends declared per common share	$0.410	$0.068	$0.068	$0.068	$0.068
OTHER DATA:
Shipments (in thousands)(2):
Recycled ferrous metal (tons)(3)	5,115	5,329	4,231	4,189	4,753
Recycled nonferrous metal (pounds)	628,652	568,560	478,486	397,056	439,470
Finished steel products (tons)	447	439	444	381	776
Average net selling price(2)(4):
Recycled ferrous metal (per ton)	$415	$416	$328	$264	$436
Recycled nonferrous metal (per pound)	$0.94	$1.06	$0.83	$0.61	$1.03
Finished steel products (per ton)	$715	$697	$587	$617	$728
Number of auto parts stores(1)	51	50	45	39	38
Cars purchased by APB (in thousands)	339	353	329	258	311

	August 31,
	2012	2011	2010	2009	2008
BALANCE SHEET DATA (in thousands):
Total assets	$1,763,573	$1,890,169	$1,343,418	$1,268,233	$1,554,853
Long-term debt, net of current maturities	$334,629	$403,287	$99,240	$110,414	$158,933
Redeemable noncontrolling interest	$22,248	$19,053	—	—	—
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

(3)
In fiscal 2008 the Schnitzer Global Exchange trading business accounted for shipments of recycled ferrous metal of 444 thousand tons which are not included in the processed ferrous metal amounts presented.

(4)
In accordance with generally accepted accounting principles, the Company reports revenues that include amounts billed for freight to customers, however, average net selling prices are shown net of amounts billed for freight.

22 / Schnitzer Steel Industries, Inc. Form 10-K 2012

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section includes a discussion of our operations for the three years ended August 31, 2012, 2011 and 2010. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Part II, Item 8 of this report and the Selected Financial Data contained in Part II, Item 6 of this report.

Business
We are one of the nation’s largest recyclers of ferrous and nonferrous scrap metal, a leading recycler of used and salvaged vehicles and a manufacturer of finished steel products.
We operate in three reporting segments: the Metals Recycling Business (“MRB”), the Auto Parts Business (“APB”) and the Steel Manufacturing Business (“SMB”) which collectively provide an end-of-life cycle solution for a variety of products through our integrated businesses. We use operating income (loss) to measure our segment performance. Restructuring charges are not allocated to the segment operating income (loss) because we do not include this information in our measurement of the segments’ performance. Corporate expense consists primarily of unallocated expense for management and administrative services that benefit all three reporting segments. As a result of this unallocated expense, the operating income (loss) of each reporting segment does not reflect the operating income (loss) the reporting segment would report as a stand-alone business. For further information regarding our reporting segments, including financial information about geographic areas, see Note 21 – Segment Information in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
MRB buys, collects, processes, recycles, sells and brokers ferrous scrap metal (containing iron) to foreign and domestic steel producers, including SMB, and nonferrous scrap metal (not containing iron) to both foreign and domestic markets. MRB processes mixed and large pieces of scrap metal into smaller pieces by crushing, sorting, shearing, shredding and torching, resulting in scrap metal pieces of a size, density and metal content required by customers to meet their production needs.
APB procures used and salvaged vehicles and sells serviceable used auto parts from these vehicles through its self-service auto parts stores. The remaining portions of the vehicles, primarily autobodies and major parts containing ferrous and nonferrous materials, are sold to metal recyclers, including MRB where geographically feasible.
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
Our results of operations depend in large part on the demand and prices for recycled metal in foreign and domestic markets and on the supply of raw materials, including end-of-life vehicles, available to be processed at our facilities. Our deep water port facilities on both the East and West Coasts of the U.S. (in Everett, Massachusetts; Providence, Rhode Island; Oakland, California; Portland, Oregon; and Tacoma, Washington) and access to public deep water port facilities (in Kapolei, Hawaii and Salinas, Puerto Rico) allow us to efficiently meet the global demand for ferrous recycled metal by shipping bulk cargoes to steel manufacturers located in Europe, Asia, Central America and Africa. Our exports of nonferrous processed recycled metal are shipped in containers through various public docks to specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, brass and bronze ingot manufacturers and wire and cable producers globally. We also transport both ferrous and nonferrous metals by truck and rail in order to transfer scrap metal between our facilities for further processing, to load shipments at our export facilities and to meet regional domestic demand.
Key economic factors and trends affecting the industries in which we operate
We sell recycled metals to the global steel industry for the production of finished steel. Our financial results largely depend on supply of raw materials in the U.S. and demand for recycled metal in foreign and domestic markets and for finished steel products in the Western U.S. Fluctuating or volatile supply and demand conditions affect market prices for and volumes of recycled ferrous and nonferrous metal in global markets and for steel products in the Western U.S. and can have a significant impact on the results of operations for all three reporting segments.
In fiscal 2012, our markets were significantly impacted by the European sovereign debt crisis which escalated in the fall of 2011 and led to a slowdown of economic activity globally. Macroeconomic uncertainty resulted in deteriorating market conditions for global steel manufacturers and volatile pricing swings with an overall downward trend in commodity prices and export selling prices of recycled materials. The persistently low economic growth in the U.S. contributed to increasing market pressure on scrap flows in our MRB and APB domestic supply markets and margin compression. In addition, a relatively stronger U.S. dollar value increased competitive pressure on MRB’s export activity.

23 / Schnitzer Steel Industries, Inc. Form 10-K 2012

Strategic Factors
As we continue to closely monitor economic conditions, we remain focused on the following core strategies to meet our business objectives:

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

•
Increased internal synergies and continuous improvement initiatives which further integrate our operations, streamline corporate functions, reduce organizational layers and drive significant cost savings.

We highly value the strategic synergies within our integrated operations. APB is a key supplier to MRB, and we opportunistically look to enhance the geographic proximity of operations within the two businesses. In fiscal 2011, we acquired substantially all of the assets of two metals recycling businesses in Canada, with a total of twelve metals collection and processing facilities, which marked MRB’s first expansion into Canada. In fiscal 2012, we acquired substantially all of the assets of an additional metals recycling business in Canada. APB has three facilities in Western Canada that are able to supply these new MRB facilities in addition to shipping to our Tacoma, WA metals recycling facility. Also in fiscal 2011, we acquired substantially all of the assets of a used auto parts business with three stores in Seattle, WA, expanding APB’s presence in the Northwestern U.S. MRB has an export facility in Tacoma, WA, which benefits from the synergies of this enhanced access to supply. Both MRB and APB also have a significant presence in Northern California, and during fiscal 2012 we implemented further enhancements to the synergies between these businesses by integrating certain operational processes.
Executive Overview of Financial Results
We generated revenues of $3.3 billion in fiscal 2012, a decrease of 3% from the $3.5 billion of consolidated revenues in the prior year. The decrease was primarily due to lower volumes of ferrous sales as a result of soft global demand for recycled metal and constrained supply of raw materials.
Operating income for fiscal 2012 decreased by $132 million, or 71%, to $54 million, including restructuring charges of $5 million, when compared with the prior year due to the deterioration in market conditions caused mainly by the escalation in the European sovereign debt crisis in the fall of 2011. This led to a slowdown of economic activity and resulted in weakening global demand and periods of volatile prices with an overall downward trend in export selling prices for recycled metals. This, combined with the constrained supply of raw materials and the adverse effect of average inventory costing on cost of goods sold during periods of sharp declines in selling prices that occurred in fiscal 2012, led to a compression in operating margins. This contrasted with the prior fiscal year, which benefited from a stronger market environment and rising prices for recycled metals.
Net income attributable to SSI decreased by $91 million, or 77%, to $27 million when compared with the prior year. Diluted net income attributable to SSI was $0.99 per share for fiscal 2012, including the adverse effect of $0.12 per share related to restructuring charges, compared to diluted net income attributable to SSI of $4.23 per share in fiscal 2011.

The following items summarize our consolidated financial performance for fiscal 2012:

24 / Schnitzer Steel Industries, Inc. Form 10-K 2012

•	Revenues of $3.3 billion, compared to $3.5 billion in the prior year;

•	Operating income of $54 million, compared to $186 million in the prior year; and

•
Adjusted net income attributable to SSI of $31 million, or $1.11 per diluted share, excluding restructuring charges, net of taxes, of $3 million or $0.12 per diluted share, compared to $118 million, or $4.23 per diluted share, in the prior year (see the reconciliation of Adjusted net income attributable to SSI in Non-GAAP Financial Measures at the end of Item 7).

The following items summarize our consolidated cash flow and balance sheet information for fiscal 2012:

•	Net cash provided by operating activities of $245 million, compared to $140 million in the prior year;

•	Debt, net of cash, of $245 million, compared to $354 million as of the prior year-end (see the reconciliation of Debt, net of cash, in Non-GAAP Financial Measures at the end of Item 7);

•	Dividends of $11 million compared to $2 million in the prior year; and

•	Repurchases of outstanding shares of our Class A common stock of $33 million, compared to $10 million in the prior year.

The following items highlight the financial results for our operating segments for the year ended August 31, 2012:

•	MRB revenues and operating income of $2.9 billion and $64 million, respectively, compared to $3.1 billion and $165 million for the year ended August 31, 2011, respectively;

•	APB revenues and operating income of $317 million and $33 million, respectively, compared to $320 million and $64 million for the year ended August 31, 2011, respectively; and

•	SMB revenues and operating loss of $333 million and $2 million, respectively, compared to $317 million and operating income of $3 million for the year ended August 31, 2011, respectively.

25 / Schnitzer Steel Industries, Inc. Form 10-K 2012

Results of Operations

	For the Year Ended August 31,
				% Increase/(Decrease)
($ in thousands)	2012	2011	2010	2012 vs 2011	2011 vs 2010
Revenues:
Metals Recycling Business	$2,948,707	$3,070,004	$1,979,770	(4)%	55%
Auto Parts Business	316,884	319,833	241,233	(1)%	33%
Steel Manufacturing Business	333,227	317,483	285,085	5%	11%
Intercompany revenue eliminations(1)	(257,880)	(248,126)	(204,848)	4%	21%
Total revenues	3,340,938	3,459,194	2,301,240	(3)%	50%
Cost of goods sold:
Metals Recycling Business	2,780,844	2,810,128	1,791,221	(1)%	57%
Auto Parts Business	228,784	203,094	147,511	13%	38%
Steel Manufacturing Business	328,900	308,319	284,258	7%	8%
Intercompany cost of goods sold eliminations(1)	(258,812)	(249,376)	(203,226)	4%	23%
Total cost of goods sold	3,079,716	3,072,165	2,019,764	—%	52%
Selling, general and administrative expense:
Metals Recycling Business	106,462	99,979	73,176	6%	37%
Auto Parts Business	54,796	52,712	42,626	4%	24%
Steel Manufacturing Business	6,408	6,602	6,689	(3)%	(1)%
Corporate(2)	37,512	46,394	36,223	(19)%	28%
Total SG&A expense	205,178	205,687	158,714	—%	30%
Income from joint ventures:
Metals Recycling Business	(2,471)	(4,749)	(3,076)	(48)%	54%
Change in intercompany profit elimination(3)	(165)	127	(59)	NM	NM
Total income from joint ventures	(2,636)	(4,622)	(3,135)	(43)%	47%
Operating income (loss):
Metals Recycling Business	63,872	164,646	118,449	(61)%	39%
Auto Parts Business	33,304	64,027	51,096	(48)%	25%
Steel Manufacturing Business	(2,081)	2,562	(5,862)	NM	NM
Segment operating income	95,095	231,235	163,683	(59)%	41%
Restructuring charges(4)	(5,012)	—	—	NM	NM
Corporate expense(2)	(37,512)	(46,394)	(36,223)	(19)%	28%
Change in intercompany profit elimination(5)	1,097	1,123	(1,563)	(2)%	NM
Total operating income	$53,668	$185,964	$125,897	(71)%	48%
_____________________________
NM = Not Meaningful

(1)
MRB sells recycled ferrous metal to SMB at rates per ton that approximate West Coast U.S. export market prices. In addition, APB sells ferrous and nonferrous material to MRB. These intercompany revenues and costs of goods sold are eliminated in consolidation.

(2)
Corporate expense consists primarily of unallocated expenses for services that benefit all three business segments. As a consequence of this unallocated expense, the operating income of each segment does not reflect the operating income the segment would report as a stand-alone business.

(3)
The joint ventures sell recycled ferrous metal to MRB and then subsequently to SMB at rates per ton that approximate West Coast U.S. export market prices. Consequently, these intercompany revenues produce intercompany operating income (loss), which is not recognized until the finished products are sold to third parties; therefore, intercompany profit is eliminated while the products remain in inventory.

(4)	Restructuring charges consist of expense for severance, contract termination and other exit costs that management does not include in its measurement of the performance of the operating segments.

(5)	Intercompany profits are not recognized until the finished products are sold to third parties; therefore, intercompany profit is eliminated while the products remain in inventory.

26 / Schnitzer Steel Industries, Inc. Form 10-K 2012

Revenues
Fiscal 2012 compared with fiscal 2011
Consolidated revenues for fiscal 2012 decreased primarily due to lower sales volumes of ferrous scrap metal as a result of soft global demand and constrained supply of raw materials.
Fiscal 2011 compared with fiscal 2010
Consolidated revenues for fiscal 2011 increased for all reporting segments primarily due to higher average net selling prices and higher sales volumes resulting from stronger worldwide demand from export markets as well as recovering domestic demand for scrap and recycled metal, increased availability of raw materials, including improved recovery through enhanced processing technologies. Incremental revenues from third party sales generated by fiscal 2011 acquisitions were $93 million.
Operating Income
Fiscal 2012 compared with fiscal 2011
Consolidated operating income decreased primarily due to the market deterioration that began in the first quarter of fiscal 2012 caused mainly by the escalation in the European sovereign debt crisis, which, together with slowing economic growth, resulted in weakening global demand and periods of volatile prices with an overall downward trend in export selling prices for recycled metals. This, combined with the constrained supply of raw materials and the adverse effect of average inventory costing on cost of goods sold during periods of sharp declines in selling prices that occurred in fiscal 2012, led to a compression in operating margins which contrasted with the prior fiscal year, which benefited from a stronger market environment and rising prices for recycled metals.
Included in consolidated operating income for fiscal 2012 was selling, general and administrative (“SG&A”) expense of $205 million, which approximated the prior fiscal year levels. Included in SG&A expense was a decrease in incentive compensation expenses of $15 million resulting from lower financial performance, offset by higher costs primarily associated with incremental operating expenses related to fiscal 2011 acquisitions of $8 million and the absence in fiscal year 2012 of $6 million of favorable customer contract settlements recorded in fiscal 2011.
Consolidated operating income in fiscal 2012 included restructuring charges of $5 million, consisting of severance, contract termination and other exit costs in connection with initiatives designed to extract greater synergies from the significant acquisitions and technology investments made in recent years, achieve further integration between MRB and APB, realign our organization to support future growth and decrease operating expenses by streamlining functions and reducing organizational layers. These initiatives are expected to lower annual operating costs by $25 million, comprising approximately $18 million of selling, general and administrative expense and $7 million of cost of goods sold, and be substantially complete by the end of fiscal 2013. We expect that total pre-tax charges pursuant to these restructuring initiatives will be approximately $12 million. Approximately half of the remaining $7 million of total restructuring charges is expected to be incurred in the first quarter of fiscal 2013, with the balance expected to be incurred by the end of fiscal 2013. We expect that the vast majority of the restructuring charges will require us to make cash payments.
Following is a summary of the restructuring charges incurred in the fourth quarter of fiscal 2012 by major type of cost and the total charges expected to be incurred pursuant to these restructuring initiatives (in thousands):

	MRB	APB	Corporate	Total charges in Q4 2012	Total expected charges
Severance costs	$1,212	$135	$1,394	$2,741	$4,000
Contract termination costs	440	—	—	440	4,700
Other exit costs	8	98	1,725	1,831	3,100
Total	$1,660	$233	$3,119	$5,012	$11,800
We do not include restructuring charges in the measurement of the performance of our operating segments.
Fiscal 2011 compared with fiscal 2010
The increase in consolidated operating income was primarily due to higher average net selling prices and higher sales volumes as a result of continuing strong export market conditions, increased availability of raw materials, increased yield from higher production and enhanced shredding and sorting technologies, and incremental operating income from acquisitions.
Consolidated operating income reflected an increase of $47 million in consolidated selling, general and administrative (“SG&A”) expense for fiscal 2011, primarily due to an $18 million increase in compensation expenses mainly related to increased headcount

27 / Schnitzer Steel Industries, Inc. Form 10-K 2012

from acquisitions and a $12 million increase in professional and other third party services, including transaction costs associated with acquisitions completed in fiscal 2011. In fiscal 2011, SG&A expense was reduced by $6 million for favorable customer contract settlements, compared to a reduction of $3 million in fiscal 2010. In addition, SG&A expense was lower in fiscal 2010 as it included $9 million in benefits from favorable legal settlements and environmental cost reimbursements.
Interest Expense
Interest expense was $12 million, $8 million and $2 million for fiscal 2012, 2011 and 2010, respectively. The increase from fiscal 2011 to fiscal 2012 was due to increased average borrowings primarily related to our acquisitions in fiscal 2011 and higher average interest rates under our bank credit facilities compared to the prior year. The increase from fiscal 2010 to fiscal 2011 was the result of higher outstanding debt due to acquisitions and higher average interest rates under our bank credit facilities. For more information about our outstanding debt balances, see Note 10 – Long-Term Debt in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
Other Income, Net
Other income, net was $1 million, $3 million and $2 million for fiscal 2012, 2011 and 2010, respectively. Other income, net decreased in fiscal 2012 primarily due to $3 million of transaction gains recognized in the prior year relating to foreign currency forward contracts in connection with the acquisition of a business in Canada.
Income Tax Expense
Income tax expense was $14 million, $57 million and $41 million for fiscal 2012, 2011 and 2010, respectively.
Fiscal 2012 compared with fiscal 2011
Our effective tax rate for fiscal 2012 was 32.7% compared to 31.6% for fiscal 2011. In fiscal 2012, the effective tax rate differed from the U.S. federal statutory rate of 35% primarily due to state tax benefits and research and development credits, partially offset by the adverse impact of foreign subsidiaries’ results taxed at different tax rates. In fiscal 2011, the effective tax rate benefited from certain adjustments recorded in the period, including a recognition of research and development credits, a reduction in a reserve for unrecognized state income tax benefits and the correction of a prior period error that resulted in an increase to net income of $3 million.
Fiscal 2011 compared with fiscal 2010
Our effective tax rate for fiscal 2011 was 31.6% compared to 32.6% for fiscal 2010. The effective tax rate differed from the U.S. federal statutory rate of 35%, primarily due to the lower tax rate for foreign income and domestic production activities deductions. The fiscal 2011 effective tax rate also benefited from certain adjustments recorded in the period, including a recognition of research and development credits and a reduction in a reserve for unrecognized state income tax benefits. In addition, during the fourth quarter of fiscal 2011, we recorded an adjustment to correct an error that originated in a prior period pertaining to deferred tax liabilities related to our investment in a subsidiary. The correction of this error resulted in a reduction of income tax expense and an increase to net income of $3 million for the year ended August 31, 2011. See Note 18 - Income Taxes in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion.

28 / Schnitzer Steel Industries, Inc. Form 10-K 2012

Financial results by reporting segment
We operate our business across three reporting segments: MRB, APB and SMB. Additional financial information relating to these reporting segments is contained in Note 21 – Segment Information in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
Metals Recycling Business

	For the Year Ended August 31,
				% Increase/(Decrease)
($ in thousands, except for prices)	2012	2011	2010	2012 vs 2011	2011 vs 2010
Ferrous revenues	$2,297,580	$2,425,488	$1,558,664	(5)%	56%
Nonferrous revenues	614,467	619,640	412,927	(1)%	50%
Other	36,660	24,876	8,179	47%	204%
Total segment revenues	2,948,707	3,070,004	1,979,770	(4)%	55%
Cost of goods sold	2,780,844	2,810,128	1,791,221	(1)%	57%
Selling, general and administrative expense	106,462	99,979	73,176	6%	37%
Income from joint ventures	(2,471)	(4,749)	(3,076)	(48)%	54%
Segment operating income	$63,872	$164,646	$118,449	(61)%	39%
Average ferrous recycled metal sales prices ($/LT):(1)
Steel Manufacturing Business	$419	$412	$339	2%	22%
Other domestic	$398	$389	$311	2%	25%
Foreign	$417	$421	$330	(1)%	28%
Average	$415	$416	$328	—%	27%
Ferrous sales volume (LT, in thousands):
Steel Manufacturing Business	431	404	458	7%	(12)%
Other domestic	756	689	651	10%	6%
Total domestic	1,187	1,093	1,109	9%	(1)%
Foreign	3,928	4,236	3,122	(7)%	36%
Total ferrous sales volume (LT, in thousands)	5,115	5,329	4,231	(4)%	26%
Average nonferrous sales price ($/pound)(1)	$0.94	$1.06	$0.83	(11)%	28%
Nonferrous sales volumes (pounds, in thousands)	628,652	568,560	478,486	11%	19%
Outbound freight included in cost of goods sold (in thousands)	$196,924	$225,747	$187,454	(13)%	20%
_____________________________
LT = Long Ton, which is 2,240 pounds

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

Fiscal 2012 compared with fiscal 2011
Revenues
The decrease in ferrous revenues was primarily due to lower sales volumes due to soft global demand and constrained supply of raw materials. Ferrous sales volumes decreased 214 thousand long tons, or 4%, to 5,115 thousand long tons compared to the prior year. Despite sharp but temporary periods of pricing declines that occurred in the first and third quarters of fiscal 2012, average net selling prices decreased $1 per long ton, or less than 1%, to $415 per long ton compared to the prior year, with a decrease in export prices being substantially offset by an increase in domestic prices.
The decrease in nonferrous revenues was driven by a decrease in average net selling prices as a result of weak market conditions. In fiscal 2012, average net selling prices decreased $0.12 per pound, or 11%, to $0.94 per pound compared to the prior year. This was partially offset by an increase in nonferrous sales volumes of 60 million pounds, or 11%, including higher nonferrous sales

29 / Schnitzer Steel Industries, Inc. Form 10-K 2012

activity and the impact of improved recovery of nonferrous materials processed through our enhanced processing technologies.
Segment Operating Income
Operating income for fiscal 2012 decreased by $101 million, or 61%, compared to the prior year primarily as a result of the significant market deterioration that began in the first quarter of fiscal 2012 caused mainly by the escalation in the European sovereign debt crisis, which resulted in weakening global demand and volatile pricing trends. During fiscal 2012 global selling prices for recycled metals experienced periods of sharp declines and while selling prices subsequently recovered to a certain extent from their lows, the overall selling price environment remained on a downward trend due to softening global demand. This, combined with the constrained supply of raw materials and the adverse effect of average inventory costing on cost of goods sold during periods of sharp declines in selling prices that occurred in fiscal 2012, led to a compression in operating margins which contrasted with the prior fiscal year, which benefited from a stronger market environment and rising prices for recycled metals.
In addition, operating income for fiscal 2012 reflected an increase in SG&A expense by $6 million, or 6%, compared to the prior year primarily due to the absence of a benefit of $6 million from favorable customer contract settlements recognized in fiscal 2011 and an increase of $6 million for the operating expenses of fiscal 2011 acquisitions, partially offset by a reduction in incentive compensation expenses of $5 million resulting from lower financial performance in fiscal 2012 and a decrease in expense related to environmental liabilities of $3 million compared to the prior year.
Fiscal 2011 compared with fiscal 2010
Revenues
The increase in revenues was primarily attributable to higher average net selling prices and higher sales volumes caused by increased demand, availability of raw materials and incremental volume from acquisitions.
The increase in ferrous revenues was primarily driven by higher average net selling prices and higher sales volumes. The average net ferrous selling price increased $88 per long ton during fiscal 2011 primarily due to stronger demand from export markets as well as gradually recovering domestic demand which drove increases in foreign and domestic selling prices. Ferrous sales volumes increased by 1.1 million long tons driven by increased availability of raw materials, our focus on maximizing throughput, which is being accomplished through increased purchases of raw materials, increased production as a result of our investments in technology and continuous improvement programs, and incremental volume from acquisitions.
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
Included in fiscal 2011 operating income for MRB was an increase in SG&A expense of $27 million compared to the prior year primarily due to a $10 million increase in compensation expense as a result of increased headcount from new acquisitions and a $6 million increase in expenses for professional and other third party services primarily related to transaction costs associated with acquisitions. In fiscal 2011, SG&A expense was reduced by $6 million for favorable customer contract settlements, which represented a $3 million increase over the prior year. In addition, SG&A expense was lower in fiscal 2010 as it included $3 million in benefits from environmental expense reimbursements.

30 / Schnitzer Steel Industries, Inc. Form 10-K 2012

Auto Parts Business

	For the Year Ended August 31,
				% Increase/(Decrease)
($ in thousands)	2012	2011	2010	2012 vs 2011	2011 vs 2010
Revenues	$316,884	$319,833	$241,233	(1)%	33%
Cost of goods sold	228,784	203,094	147,511	13%	38%
Selling, general and administrative expense	54,796	52,712	42,626	4%	24%
Segment operating income	$33,304	$64,027	$51,096	(48)%	25%
Number of stores at period end	51	50	45	2%	11%
Cars purchased (in thousands)	339	353	329	(4)%	7%
Fiscal 2012 compared with fiscal 2011
Revenues
The decrease in revenues by $3 million, or 1%, was driven by lower average commodity prices and decreased car volumes, both of which adversely impacted sales of ferrous and nonferrous material compared to the prior year.
Segment Operating Income
Operating income for fiscal 2012 decreased by $31 million, or 48%, due to the compression in operating margins caused primarily by slightly higher average vehicle purchases costs coupled with a decrease in average selling prices for ferrous and nonferrous material compared to the prior year. The compression in operating margins was exacerbated by market volatility in an overall decreasing commodity price environment. Periods of temporary but sharp declines in commodity prices due to softening global demand led to purchase prices for end-of-life vehicles decreasing at a slower pace than average net selling prices in those periods, causing an adverse effect of average inventory costing on cost of goods sold.
In addition, operating income for fiscal 2012 reflected higher SG&A expenses of $2 million, or 4%, primarily due to operating expenses related to fiscal 2011 acquisitions, increased legal expenses and higher advertising costs, which were partially offset by increased operational efficiencies and a reduction in incentive compensation expenses resulting from lower financial performance in fiscal 2012.
Fiscal 2011 compared with fiscal 2010
Revenues
The increase in revenues by $79 million, or 33%, was driven by higher commodity prices, increased car volumes, further enhancement of production operating efficiencies, and an increase in the number of self-service store locations. In fiscal 2011, APB did not benefit from the Cash-For-Clunkers government stimulus program that increased sales volumes in the prior year.
Segment Operating Income
The increase in operating income for fiscal 2011 reflected the impact of higher commodity prices, increased volumes of ferrous and nonferrous material sales, and improved production operating efficiencies. The decrease in operating income as a percentage of revenues from 21.2% in fiscal 2010 to 20.0% in fiscal 2011 reflected an increase in car purchasing costs which outpaced the increase in selling prices and an increase in SG&A expense of $10 million for fiscal 2011, primarily due to a $4 million increase in compensation expense as a result of additional headcount from acquisitions.

31 / Schnitzer Steel Industries, Inc. Form 10-K 2012

Steel Manufacturing Business

	For the Year Ended August 31,
				% Increase/(Decrease)
($ in thousands, except price)	2012	2011	2010	2012 vs 2011	2011 vs 2010
Revenues(1)	$333,227	$317,483	$285,085	5%	11%
Cost of goods sold	328,900	308,319	284,258	7%	8%
Selling, general and administrative expense	6,408	6,602	6,689	(3)%	(1)%
Segment operating income (loss)	$(2,081)	$2,562	$(5,862)	NM	NM
Finished goods average sales price ($/ST)(2)	$715	$697	$587	3%	19%
Finished steel products sold (ST, in thousands)	447	439	444	2%	(1)%
Rolling mill utilization	58%	56%	58%	4%	(3)%
_____________________________
ST = Short Ton, which is 2,000 pounds
NM = Not Meaningful

(1)	Revenues include sales of semi-finished goods (billets) and finished steel products.

(2)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.
Fiscal 2012 compared with fiscal 2011
Revenues
SMB revenues increased as a result of higher average selling prices for finished steel products and higher volumes of finished steel product sold compared to the prior year. The rise in the average selling price for finished steel products compared to the prior year was primarily driven by the impact on selling prices of increased average purchase costs of raw materials and by changes in the product mix towards higher-valued products.
Segment Operating Income (Loss)
SMB generated an operating loss for fiscal 2012 of $2 million, compared to operating income of $3 million in the prior year, in a continuing weak market environment in our U.S. West Coast markets as a result of slow economic growth that has hampered recovery in construction spending. The decrease in operating results compared to the prior year was primarily due to higher average raw material purchase prices and the adverse impact of unscheduled production downtime.
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
Sources and Uses of Cash
We had cash balances of $90 million and $49 million as of August 31, 2012 and 2011, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, acquisitions, dividends and share repurchases. We also use excess cash on hand to reduce amounts outstanding under our credit facilities. As of August 31, 2012, debt, net of cash, was $245 million compared to $354 million as of August 31, 2011 (refer to Non-GAAP Financial Measures below), a decrease of $109 million

32 / Schnitzer Steel Industries, Inc. Form 10-K 2012

primarily as a result of the use of cash generated from operating activities to repay debt. Our cash balances as of August 31, 2012 and 2011 includes $13 million and $11 million, respectively, which is indefinitely reinvested in Puerto Rico and Canada.
Operating Activities
Net cash provided by operating activities in fiscal 2012 was $245 million, compared to $140 million in fiscal 2011 and $89 million in fiscal 2010.
Cash provided by operating activities in fiscal 2012 included a decrease in inventories of $94 million due to lower volumes of material purchases and a decrease of $82 million in accounts receivable due to lower sales volumes and the timing of collections. Uses of cash included a decrease in accounts payable of $26 million due to lower levels of material purchases and timing of payments and a decrease in accrued income taxes of $20 million due to lower financial results compared to the prior fiscal year.
Cash provided by operating activities in fiscal 2011 included an increase of $45 million in accounts payable due to higher volumes of material purchases and the timing of payments and an increase in accrued income taxes of $23 million due to the improved financial results. Uses of cash included an increase in accounts receivable of $92 million due to higher sales and the timing of collections and a $45 million increase in inventory due to higher purchase costs and higher volumes of material on hand at year-end.
Cash provided by operating activities in fiscal 2010 included income tax refunds of $49 million, an increase in accrued payroll liabilities of $12 million due to increased incentive compensation and an increase of $8 million in accounts payable due to timing of payments. Uses of cash included a $109 million increase in inventory (excluding $35 million of inventory sold as a part of the divestiture of the full-service auto parts operation) due to higher purchase costs and higher volumes of material on hand at year-end, and an increase in accounts receivable of $12 million due to the timing of collections.
Investing Activities
Net cash used in investing activities in fiscal 2012 was $84 million, compared to $400 million in fiscal 2011 and $64 million in fiscal 2010.
Cash used in investing activities in fiscal 2012 included $79 million in capital expenditures, primarily to expand facilities and upgrade our equipment and infrastructure.
Cash used in investing activities in fiscal 2011 included $294 million for completed acquisitions and $105 million in capital expenditures to upgrade our equipment and infrastructure.
Cash used in investing activities in fiscal 2010 included $64 million in capital expenditures to upgrade equipment and infrastructure and $41 million for completed acquisitions, partially offset by $41 million in proceeds from the sale of the full-service auto parts business and other assets.
Financing Activities
Net cash used in financing activities for fiscal 2012 was $120 million, compared with net cash provided by financing activities of $280 million in fiscal 2011 and net cash used in financing activities of $36 million in fiscal 2010.
Cash used in financing activities in 2012 included $69 million in net repayments of debt (refer to Non-GAAP Financial Measures below) using cash generated from operations, $33 million for the repurchase of outstanding shares of our Class A common stock and $11 million for cash dividends.
Cash provided by financing activities in 2011 was primarily due to $303 million in additional net debt borrowings (refer to Non-GAAP Financial Measures below) which were mainly used to fund our acquisitions, partly offset by $10 million in repurchases of outstanding shares of our Class A common stock.
Cash used in financing activities in fiscal 2010 was primarily due to $11 million in net debt repayments (refer to Non-GAAP Financial Measures below) and $17 million in repurchases of outstanding shares of our Class A common stock.

33 / Schnitzer Steel Industries, Inc. Form 10-K 2012

Credit Facilities
Following is a summary of our outstanding balances and availability on credit facilities and long-term debt (in thousands):

	Outstanding as of 8/31/2012	Remaining Availability
Unsecured, uncommitted credit line	$—	$25,000
Bank unsecured revolving credit facility(1)	$325,292	$370,214
Tax-exempt economic development revenue bonds due January 2021	$7,700	N/A
_____________________________

(1)	Remaining availability is net of $5 million of outstanding stand-by letters of credit.
In April 2012, we entered into an amendment to our unsecured committed bank credit agreement (“credit agreement”) with Bank of America, N.A. as administrative agent, and other lenders party thereto. The amendment, among other things: (i) increased the aggregate commitment size of the U.S. revolving loans by $50 million such that the credit agreement provides for revolving loans of $670 million and C$30 million; (ii) reduced the applicable margin rates such that the loans outstanding under the credit agreement will bear interest based, at our option, on either the London Interbank Offered Rate (or the Canadian equivalent) plus a spread of between 1.25% and 2.25%, with the amount of the spread based on a pricing grid tied to our leverage ratio, or the greater of the prime rate, the federal funds rate plus 0.5% or the British Bankers Association LIBOR Rate plus 1.75%; (iii) reduced the rates applicable to commitment fees payable on the unused portion of the credit facility to rates between 0.15% and 0.35% based on a pricing grid tied to our leverage ratio; and (iv) extended the maturity date of the revolving loans under the credit agreement from February 2016 to April 2017. Except as modified by the amendment as described above, the terms of the credit agreement remained the same.
We had borrowings outstanding under the credit facility of $325 million and $393 million as of August 31, 2012 and 2011, respectively. The weighted average interest rate on amounts outstanding under this facility was 2.06% and 2.48% as of August 31, 2012 and 2011, respectively.
We also have an unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. that expires on March 1, 2013. Interest rates are set by the bank at the time of borrowing. We had no borrowings outstanding under this facility as of August 31, 2012 and 2011.
The two bank credit agreements contain various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of August 31, 2012, we were in compliance with all such covenants. We use these credit facilities to fund working capital requirements, acquisitions, capital expenditures, dividends and share repurchases.
In addition, as of August 31, 2012 and 2011, we had $8 million of long-term tax-exempt bonds outstanding that mature in January 2021.
Acquisitions
We continue to expand our presence in the regions in which we operate and in new locations through the acquisition of businesses. During fiscal 2012, we closed one acquisition compared to 10 acquisitions in fiscal 2011 and three acquisitions in fiscal 2010 with an aggregate purchase price of $316 million and $41 million, respectively. See Note 6 – Business Combinations in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for additional information on business acquisitions.
Capital Expenditures
Capital expenditures totaled $79 million, $105 million and $64 million for fiscal 2012, 2011 and 2010, respectively. Our capital expenditures in fiscal 2012 included investments in the construction of a new shredder, advanced processing equipment and related infrastructure for our facility in Surrey, British Columbia, which is expected to begin operations in fiscal 2013. In addition, we made further investments in technology to improve the recovery and separation of nonferrous materials from the shredding process and investments in infrastructure to improve efficiency, increase capacity, improve worker safety, enhance environmental systems and replace equipment.
We currently plan to invest up to $80 million in capital expenditures on similar projects in fiscal 2013, including the completion of the new shredder and processing equipment in Canada. We believe these investments will create value for our shareholders. We expect to use cash generated from operations and available lines of credit to fund capital expenditures in fiscal 2013.

34 / Schnitzer Steel Industries, Inc. Form 10-K 2012

Dividends
Our Board of Directors declared a dividend in both the third and fourth quarters of fiscal 2012 of $0.1875 per common share, which represented an increase in the annual cash dividend to $0.75 per share from the prior annual dividend of $0.07 per share. The total dividend paid in fiscal 2012 was $0.41 per share compared to $0.07 per share in fiscal 2011 and 2010.
Environmental Compliance
Our commitment to sustainable recycling and operating our business in an environmentally responsible manner requires us to continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures, we invested $13 million, $14 million and $13 million for environmental projects in fiscal 2012, 2011 and 2010, respectively. We plan to invest up to $12 million in capital expenditures for environmental projects in fiscal 2013. These projects include investments in storm water systems and equipment to ensure ongoing compliance with air quality and other environmental regulations.
We have been identified by the United States Environmental Protection Agency (“EPA”) as one of the potentially responsible parties (“PRPs”) that own or operate or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (“the Site”). A group of PRPs is conducting an investigation and study to identify and characterize the contamination at the Site and develop alternative approaches to remediation of the contamination. On March 30, 2012 the group submitted to the EPA a draft feasibility study (“draft FS”) based on approximately ten years of work and $100 million in costs classified as investigation-related. The draft FS identifies ten possible remedial alternatives which range in estimated cost from approximately $170 million to $250 million (net present value) for the least costly alternative to approximately $1.08 billion to $1.76 billion (net present value) for the most costly and estimates a range of two to 28 years to implement the remedial work, depending on the selected alternative. The draft FS does not determine who is responsible for remediation costs, define the precise cleanup boundaries or select remedies. The draft FS is being reviewed, and may be subject to revisions prior to its approval, by the EPA. A final decision on the nature and extent of the required remediation will occur only after the EPA has prepared a proposed plan for public review and issued a record of decision (“ROD”). Currently available information indicates that the EPA does not expect to issue its final ROD selecting a remedy for the Site until at least 2014. Because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs, we believe it is not reasonably possible to estimate the amount or range of costs which we are likely or reasonably possible to incur in connection with the Site, although such costs could be material to our financial position, results of operations, future cash flows and liquidity. Any material liabilities recorded in the future related to the Site could result in our failure to maintain compliance with certain covenants in our debt agreements. Significant cash outflows in the future related to the Site could reduce the amounts available for borrowing that could otherwise be used for investment in capital expenditures, acquisitions, dividends and share repurchases. See Contingencies – Environmental in Note 11 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
Share Repurchase Program
Pursuant to a share repurchase program, as amended, we have existing authorization to repurchase up to 2.1 million shares of our Class A common stock, out of a 9 million share repurchase program, when management deems such repurchases to be appropriate. We evaluate long- and short-range forecasts as well as anticipated sources and uses of cash before determining the course of action in our share repurchase program. Prior to fiscal 2012, we had repurchased approximately 5.8 million shares under the program. In fiscal 2012, we repurchased 1.1 million shares of our Class A common stock under this program in open-market transactions at a cost of $33 million.
Redeemable Noncontrolling Interest
In March 2011, we issued common stock of one of our subsidiaries to the noncontrolling interest holder of that subsidiary that is redeemable both at the option of the holder and upon the occurrence of an event that is not solely within our control. Under the terms of an agreement related to the acquisition, the noncontrolling interest holder has the right to require us to purchase its interest in our subsidiary for fair value. The noncontrolling interest becomes redeemable within 60 days after the later of (i) the third anniversary of the date of the acquisition and (ii) the date on which certain principals of the minority shareholder are no longer employed by the Company. The conditions for redemption of the noncontrolling interest had not been met as of August 31, 2012. If the interest were to be redeemed, we would be required to purchase all of such interest at fair value on the date of redemption. As of August 31, 2012, the fair value of the redeemable noncontrolling interest was $22 million. See Note 13 – Redeemable Noncontrolling Interest in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

35 / Schnitzer Steel Industries, Inc. Form 10-K 2012

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
Off-Balance Sheet Arrangements
None.
Contractual Obligations and Commitments
We have certain contractual obligations to make future payments. The following table summarizes these future obligations as of August 31, 2012 (in thousands):

	Payment Due by Period
	2013	2014	2015	2016	2017	Thereafter	Total
Contractual Obligations
Long-term debt(1)	$—	$—	$—	$—	$325,292	$7,700	$332,992
Interest payments on long-term debt(2)	6,722	6,722	6,722	6,722	4,486	55	31,429
Capital leases, including interest	833	641	331	234	228	999	3,266
Operating leases	19,898	17,260	13,102	7,931	6,074	22,296	86,561
Purchase obligations(3)	55,639	1,160	744	744	2,976	8,244	69,507
Other(4)	607	360	209	207	215	2,407	4,005
Total	$83,699	$26,143	$21,108	$15,838	$339,271	$41,701	$527,760
_____________________________

(1)	Long-term debt represents the principal amounts of all outstanding long-term debt, maturities of which extend to 2021.

(2)
Interest payments on long-term debt are based on interest rates in effect as of August 31, 2012. As the contractual interest rates are variable, actual cash payments may differ from the estimates provided.

(3)
Purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement, including purchases of inventory items to be sold in the ordinary course of business.

(4)	Other contractual obligations consist of pension funding obligations, other accrued liabilities and reserves for uncertain tax positions.
Our redeemable noncontrolling interest is a potential future obligation for which the exercise date and future fair value are not known and not solely within our control. See Note 13 - Redeemable Noncontrolling Interest in the Notes to the Consolidated Statements in Part II, Item 8 of this report.
We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. At August 31, 2012, we had $18 million outstanding under these arrangements.
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

36 / Schnitzer Steel Industries, Inc. Form 10-K 2012

Our critical accounting estimates include those related to goodwill, environmental costs, inventories, accounting for business combinations, revenue recognition and redeemable noncontrolling interest.
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
In the third quarter of fiscal 2012, we identified the combination of the recent but significant decline of the Company’s market capitalization below the carrying value of its net assets, the persistent uncertainty around global macroeconomic conditions and the impact on our fiscal 2012 operating results of current challenging market conditions in our industry as a triggering event requiring an interim impairment test of goodwill. For the APB reporting unit, the calculated fair value using the income approach substantially exceeded its carrying value. For the MRB reporting unit with goodwill of $465 million as of May 31, 2012, the calculated fair value exceeded the carrying value by approximately 11%. The projections used in the income approach for MRB took into consideration the current weak market conditions, including the challenging macroeconomic indicators in the markets in which we operate and those where our customers are based, and the cyclical nature of our industry. The projections assumed a gradual recovery of operating margins over a multi-year period, eventually returning to levels of profitability in the range of average historical levels. The market-based WACC used in the income approach for MRB was 11.7%. Assuming all other components of the fair value estimate were held constant, an increase in the WACC rate in excess of 1% could result in a failure of the Step 1 impairment test for the MRB reporting unit.
We also use a market approach based on earnings multiple data and our Company’s market capitalization to corroborate our reporting units’ valuations. We reconcile the Company’s market capitalization to the aggregated estimated fair value of our reporting units, including consideration of a control premium representing the estimated amount an investor would pay to obtain a controlling interest. The implied control premium resulting from the difference between our market capitalization (based on the average trading price of the Company’s Class A common stock for the two-week period ending May 31, 2012) and the higher aggregated estimated fair value of our reporting units was above the historical range of premiums observed in normal market conditions on transactions within the steel making and scrap processing industries and in other comparable sectors. We believe the implied control premium reflected the recent impact on our stock price of current depressed market conditions in our industry, weak macroeconomic indicators and the cyclical nature of our business.
There were no additional triggering events during the fourth quarter of fiscal 2012 requiring an impairment test of goodwill.
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

37 / Schnitzer Steel Industries, Inc. Form 10-K 2012

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
Our accrued environmental liabilities as of August 31, 2012 included $1 million related to third party investigation costs for the Portland Harbor Superfund site. Because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs, we believe it is not possible to reasonably estimate the amount or range of costs which it is likely or reasonably possible that we may incur in connection with the Site, although such costs could be material to our financial position, results of operations, cash flows and liquidity.Therefore, no additional amounts have been accrued. See Contingencies – Environmental in Note 11 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
Inventories
Our inventories primarily consist of scrap metal (ferrous, nonferrous, processed and unprocessed), nonferrous recovered joint product, used and salvaged vehicles, semi-finished steel products (billets) and finished steel products (primarily rebar, merchant bar and wire rod). Inventories are stated at the lower of cost or market. We consider estimated future selling prices when determining the estimated net realizable value for our inventory. As MRB generally sells its export recycled ferrous metal under contracts that provide for shipment within 30 to 60 days after the price is agreed, we utilize the selling prices under committed contracts and sales orders for determining the estimated market price of quantities on hand.
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

38 / Schnitzer Steel Industries, Inc. Form 10-K 2012

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
Revenue Recognition
We recognize revenue when we have a contract or purchase order from a customer with a fixed price, the title and risk of loss transfer to the buyer and collectibility is reasonably assured. Title for both metal and finished steel products transfers based on contract terms. A significant portion of our ferrous export sales of recycled metal are made with letters of credit, reducing credit risk. However, domestic recycled ferrous metal sales, nonferrous sales and sales of finished steel are generally made on open account. Nonferrous export sales typically require a deposit prior to shipment. All sales made on open account are evaluated for collectibility prior to revenue recognition. Additionally, when detailed documents support revenue recognition based on transfer of title and risk of loss we recognize revenues on partially loaded shipments, which requires an estimate of the product weight involved in any partial shipments at period end. For APB, retail revenues are recognized when customers pay for parts, and wholesale product revenues are recognized when customer weight certificates are received following shipment. Historically, there have been very few sales returns and adjustments that impact the ultimate collection of revenues; therefore, no material provisions have been made when the sale is recognized. We present taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue and are shown as a liability on our Consolidated Balance Sheets until remitted. See the discussion on credit risk contained in Item 7A of this report.
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
As of August 31, 2012, the noncontrolling interest was presented at its adjusted carrying value of $22 million, which approximates its fair value. We estimate fair value using Level 3 inputs under the fair value hierarchy based on standard valuation techniques using a discounted cash flow analysis. The determination of fair value requires management to apply significant judgment in formulating estimates and assumptions used in the discounted cash flow model, including primarily revenue growth rates driven by future commodity prices and volume expectations, operating margins, capital expenditures, working capital requirements, terminal growth rates and an appropriate discount rate. The subsidiary is presently undertaking significant investments to install a shredder and related processing and sorting equipment and increase shipping capabilities. As a result, projections of future cash flows assume volumes to grow above historical levels once construction activity is complete and the new equipment is put in service. The present value of future cash flows are determined using a market-based weighted average cost of capital of 12.5%, including a subject-company risk premium. A 1% increase (decrease) in the discount rate would decrease (increase) the estimated fair value of the redeemable noncontrolling interest by approximately 8%. We also used a market approach based on earnings multiple data to corroborate the fair value estimate of the noncontrolling interest determined using the discounted cash flow model. As a result of the inherent uncertainty associated with forming these estimates, including changes in general market conditions, actual results could differ from those estimates which may result in a material change in the fair value of the redeemable noncontrolling interest.
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

39 / Schnitzer Steel Industries, Inc. Form 10-K 2012

cash equivalents. Management believes that debt, net of cash is a useful measure for investors because, as cash and cash equivalents can be used, among other things, to repay indebtedness, netting this against total debt is a useful measure of our leverage.
The following is a reconciliation of debt, net of cash (in thousands):

	August 31, 2012	August 31, 2011	August 31, 2010
Short-term borrowings	$683	$643	$1,189
Long-term debt, net of current maturities	334,629	403,287	99,240
Total debt	335,312	403,930	100,429
Less: cash and cash equivalents	89,863	49,462	30,342
Total debt, net of cash	$245,449	$354,468	$70,087
Net borrowings (repayment) of debt
Net borrowings (repayment) of debt is the sum of borrowings from long-term debt, repayments of long-term debt, proceeds from line of credit, and repayment of line of credit. Management presents this amount as the net change in the Company’s borrowings (repayment) for the period because it believes it is useful for investors as a meaningful presentation of the change in debt.
The following is a reconciliation of net borrowings (repayment) of debt (in thousands):

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Borrowings from long-term debt	$439,070	$811,531	$577,900
Proceeds from line of credit	495,500	655,500	402,600
Repayment of long-term debt	(507,745)	(508,675)	(589,242)
Repayment of line of credit	(495,500)	(655,500)	(402,600)
Net borrowings (repayment) of debt	$(68,675)	$302,856	$(11,342)
Adjusted net income and adjusted diluted earnings per share
Management presents adjusted net income attributable to SSI and adjusted diluted earnings per share attributable to SSI because it believes these measures provide a meaningful presentation of the Company’s results from its core business operations excluding adjustments for restructuring charges that are not related to the Company’s ongoing core business operations and improves the period-to-period comparability of the Company’s results from its core business operations.
The following is a reconciliation of adjusted net income attributable to SSI and adjusted diluted earnings per share attributable to SSI for the year ended August 31, 2012 (in thousands, except per share data):

August 31, 2012
Net income attributable to SSI:
As reported	$27,404
Restructuring charges, net of tax	3,222
Adjusted	$30,626

Diluted earnings per share attributable to SSI:
As reported	$0.99
Restructuring charges, net of tax, per share	0.12
Adjusted	$1.11
Management believes that these non-GAAP financial measures allow for a better understanding of our operating and financial performance. These non-GAAP financial measures should be considered in addition to, but not as a substitute for, the most directly comparable U.S. GAAP measures.

40 / Schnitzer Steel Industries, Inc. Form 10-K 2012

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
We are exposed to commodity price risk, mainly associated with variations in the market price for finished steel products, ferrous and nonferrous metals, including scrap metal, autobodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to increases and decreases in forward selling prices by adjusting purchase prices on a timely basis. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices, a 10% decrease in the selling price of inventory would not have caused an NRV impact at any of our operating segments as of August 31, 2012.
Interest Rate Risk
We are exposed to market risk associated with changes in interest rates related to our debt obligations. Our credit line and revolving credit facility are subject to variable interest rates and therefore have exposure to changes in interest rates. If market interest rates had changed 10% from actual interest rate levels in fiscal 2012 or 2011, the effect on our interest expense and net income would not have been material.
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
As of August 31, 2012 and 2011, 28% and 44%, respectively, of our trade accounts receivable balance was covered by letters of credit. Of the remaining balance as of August 31, 2012, 89% was less than 60 days past due, compared to 93% as of August 31, 2011.

41 / Schnitzer Steel Industries, Inc. Form 10-K 2012

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
The Company’s internal control over financial reporting includes policies and procedures that relate to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit the preparation of the Company’s consolidated financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of the Company are being made only in accordance with authorization of the Company’s management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.
Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management determined that the Company’s internal control over financial reporting was effective as of August 31, 2012.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report, also audited the effectiveness of the Company’s internal control over financial reporting as of August 31, 2012, as stated in their report included herein.

Tamara L. Lundgren	Richard D. Peach
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
October 25, 2012	October 25, 2012

42 / Schnitzer Steel Industries, Inc. Form 10-K 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Schnitzer Steel Industries, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Schnitzer Steel Industries, Inc. and its subsidiaries at August 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Portland, Oregon
October 25, 2012

43 / Schnitzer Steel Industries, Inc. Form 10-K 2012

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	August 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$89,863	$49,462
Accounts receivable, net	137,313	229,975
Inventories, net	246,992	335,120
Deferred income taxes	6,362	11,784
Refundable income taxes	7,671	3,541
Prepaid expenses and other current assets	28,618	24,117
Total current assets	516,819	653,999
Property, plant and equipment, net	564,185	555,284
Investments in joint venture partnerships	17,126	17,208
Goodwill	635,491	627,805
Intangibles, net	15,778	20,906
Other assets	14,174	14,967
Total assets	$1,763,573	$1,890,169
Liabilities and Equity
Current liabilities:
Short-term borrowings	$683	$643
Accounts payable	115,007	141,011
Accrued payroll and related liabilities	22,130	36,475
Environmental liabilities	2,185	2,983
Accrued income taxes	38	13,833
Other accrued liabilities	38,799	38,368
Total current liabilities	178,842	233,313
Deferred income taxes	85,447	85,378
Long-term debt, net of current maturities	334,629	403,287
Environmental liabilities, net of current portion	44,874	37,872
Other long-term liabilities	11,837	10,030
Total liabilities	655,629	769,880
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	22,248	19,053
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized,
25,219 and 24,241 shares issued and outstanding	25,219	24,241
Class B common stock – 25,000 shares $1.00 par value authorized,
1,113 and 3,060 shares issued and outstanding	1,113	3,060
Additional paid-in capital	816	762
Retained earnings	1,056,024	1,065,109
Accumulated other comprehensive income (loss)	(2,589)	1,540
Total SSI shareholders’ equity	1,080,583	1,094,712
Noncontrolling interests	5,113	6,524
Total equity	1,085,696	1,101,236
Total liabilities and equity	$1,763,573	$1,890,169

See Notes to the Consolidated Financial Statements

44 / Schnitzer Steel Industries, Inc. Form 10-K 2012

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended August 31,
	2012	2011	2010
Revenues	$3,340,938	$3,459,194	$2,301,240
Operating expense:
Cost of goods sold	3,079,716	3,072,165	2,019,764
Selling, general and administrative	205,178	205,687	158,714
Income from joint ventures	(2,636)	(4,622)	(3,135)
Restructuring charges	5,012	—	—
Operating income	53,668	185,964	125,897
Interest expense	(11,880)	(8,436)	(2,343)
Other income, net	1,168	3,277	1,779
Income from continuing operations before income taxes	42,956	180,805	125,333
Income tax expense	(14,039)	(57,168)	(40,825)
Income from continuing operations	28,917	123,637	84,508
Loss from discontinued operations, net of tax	—	(101)	(13,832)
Net income	28,917	123,536	70,676
Net income attributable to noncontrolling interests	(1,513)	(5,181)	(3,926)
Net income attributable to SSI	$27,404	$118,355	$66,750
Basic:
Income per share from continuing operations attributable to SSI	$1.00	$4.28	$2.90
Loss per share from discontinued operations	—	—	(0.50)
Net income per share attributable to SSI	$1.00	$4.28	$2.40
Diluted:
Income per share from continuing operations attributable to SSI	$0.99	$4.24	$2.86
Loss per share from discontinued operations	—	(0.01)	(0.49)
Net income per share attributable to SSI	$0.99	$4.23	$2.37
Weighted average number of common shares:
Basic	27,317	27,649	27,832
Diluted	27,553	27,959	28,147
Dividends declared per common share	$0.410	$0.068	$0.068

See Notes to the Consolidated Financial Statements

45 / Schnitzer Steel Industries, Inc. Form 10-K 2012

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of August 31, 2009	21,402	$21,402	6,268	$6,268	$—	$894,243	$(2,546)	$919,367	$3,383	$922,750
Net income	—	—	—	—	—	66,750	—	66,750	3,926	70,676
Foreign currency translation adjustment (net of tax of $210)	—	—	—	—	—	—	523	523	—	523
Pension obligations, net (net of tax benefit of $550)	—	—	—	—	—	—	(949)	(949)	—	(949)
Change in net unrealized gain on cash flow hedges (net of tax of $247)	—	—	—	—	—	—	420	420	—	420
Comprehensive income								66,744	3,926	70,670
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3,003)	(3,003)
Share repurchases	(413)	(413)	—	—	(6,266)	(10,468)	—	(17,147)	—	(17,147)
Class A common stock issued	13	13	—	—	(13)	—	—	—	—	—
Restricted stock withheld for taxes	(81)	(81)	—	—	(3,518)	—	—	(3,599)	—	(3,599)
Issuance of restricted stock	196	196	—	—	(196)	—	—	—	—	—
Stock options exercised	36	36	—	—	901	—	—	937	—	937
Class B common stock converted to Class A common stock	1,547	1,547	(1,547)	(1,547)	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	11,035	—	—	11,035	—	11,035
Excess tax deficiency from stock options exercised and restricted stock units vested	—	—	—	—	(128)	—	—	(128)	—	(128)
Cash dividends ($0.068 per share)	—	—	—	—	—	(1,883)	—	(1,883)	—	(1,883)
Balance as of August 31, 2010	22,700	22,700	4,721	4,721	1,815	948,642	(2,552)	975,326	4,306	979,632
Net income(1)	—	—	—	—	—	118,355	—	118,355	5,081	123,436
Foreign currency translation adjustment (net of tax of $876)(2)	—	—	—	—	—	—	3,032	3,032	—	3,032
Pension obligations, net (net of tax of $564)	—	—	—	—	—	—	969	969	—	969
Change in net unrealized gain on cash flow hedges (net of tax of $52)	—	—	—	—	—	—	91	91	—	91
Comprehensive income								122,447	5,081	127,528
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,863)	(2,863)
Share repurchases	(254)	(254)	—	—	(10,049)	—	—	(10,303)	—	(10,303)
Restricted stock withheld for taxes	(70)	(70)	—	—	(3,730)	—	—	(3,800)	—	(3,800)
Issuance of restricted stock	185	185	—	—	(185)	—	—	—	—	—
Stock options exercised	19	19	—	—	548	—	—	567	—	567
Class B common stock converted to Class A common stock	1,661	1,661	(1,661)	(1,661)	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	12,830	—	—	12,830	—	12,830
Excess tax deficiency from stock options exercised and restricted stock units vested	—	—	—	—	(467)	—	—	(467)	—	(467)
Cash dividends ($0.068 per share)	—	—	—	—	—	(1,888)	—	(1,888)	—	(1,888)

46 / Schnitzer Steel Industries, Inc. Form 10-K 2012

	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of August 31, 2011	24,241	24,241	3,060	3,060	762	1,065,109	1,540	1,094,712	6,524	1,101,236
Net income(1)	—	—	—	—	—	27,404	—	27,404	2,676	30,080
Foreign currency translation adjustment (net of tax benefit of $109)(2)	—	—	—	—	—	—	(1,793)	(1,793)	—	(1,793)
Pension obligations, net (net of tax benefit of $1,290)	—	—	—	—	—	—	(2,220)	(2,220)	—	(2,220)
Change in net unrealized loss on cash flow hedges (net of tax benefit of $24)	—	—	—	—	—	—	(116)	(116)	—	(116)
Comprehensive income								23,275	2,676	25,951
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4,087)	(4,087)
Share repurchases	(1,124)	(1,124)	—	—	(6,570)	(25,500)	—	(33,194)	—	(33,194)
Restricted stock withheld for taxes	(69)	(69)	—	—	(2,238)	—	—	(2,307)	—	(2,307)
Issuance of restricted stock	199	199	—	—	(199)	—	—	—	—	—
Stock options exercised	25	25	—	—	583	—	—	608	—	608
Class B common stock converted to Class A common stock	1,947	1,947	(1,947)	(1,947)	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	9,618	—	—	9,618	—	9,618
Excess tax deficiency from stock options exercised and restricted stock units vested	—	—	—	—	(1,140)	—	—	(1,140)	—	(1,140)
Cash dividends ($0.41 per share)	—	—	—	—	—	(10,989)	—	(10,989)	—	(10,989)
Balance as of August 31, 2012	25,219	$25,219	1,113	$1,113	$816	$1,056,024	$(2,589)	$1,080,583	$5,113	$1,085,696
_____________________________

(1)
Net income attributable to noncontrolling interests at August 31, 2012 and 2011 excludes $(1,163) thousand and $100 thousand, respectively, allocable to the redeemable noncontrolling interest, which is reported in the mezzanine section of the Consolidated Balance Sheets at August 31, 2012 and 2011. See Note 13 - Redeemable Noncontrolling Interest for further detail.

(2)
Foreign currency translation adjustments for the years ended August 31, 2012 and 2011 exclude $350 thousand and $(509) thousand, respectively, relating to the redeemable noncontrolling interest, which is reported in the mezzanine section of the Consolidated Balance Sheets at August 31, 2012 and 2011. See Note 13 - Redeemable Noncontrolling Interest for further detail.

See Notes to the Consolidated Financial Statements

47 / Schnitzer Steel Industries, Inc. Form 10-K 2012

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended August 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$28,917	$123,536	$70,676
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	82,256	74,866	63,418
Deferred income taxes	8,321	21,004	10,891
Undistributed equity in earnings of joint ventures	(2,307)	(4,622)	(3,076)
Share-based compensation expense	8,793	13,655	11,035
Excess tax benefit from share-based payment arrangements	(817)	(689)	128
(Gain) loss on the disposal of a business and other assets	(135)	1,529	16,943
Net gain on derivatives	—	(772)	(4,299)
Unrealized foreign exchange (gain) loss, net	(334)	758	—
Bad debt expense (recoveries), net	688	334	(255)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	81,701	(91,715)	(11,569)
Inventories	94,095	(45,268)	(108,770)
Income taxes	(20,018)	22,703	33,277
Prepaid expenses and other current assets	(4,010)	(11,486)	(2,640)
Intangibles and other long-term assets	(82)	(133)	(206)
Accounts payable	(26,074)	45,447	8,479
Accrued payroll and related liabilities	(13,161)	2,276	12,010
Other accrued liabilities	6,500	(15,676)	(2,519)
Environmental liabilities	(2,201)	(97)	(2,335)
Other long-term liabilities	253	(167)	(2,128)
Distributed equity in earnings of joint ventures	2,405	4,980	430
Net cash provided by operating activities	244,790	140,463	89,490
Cash flows from investing activities:
Capital expenditures	(78,560)	(104,964)	(64,324)
Acquisitions, net of cash acquired	(6,567)	(293,880)	(40,944)
Joint venture payments, net	(92)	(1,587)	(340)
Proceeds from sale of a business and other assets	953	530	41,319
Net cash used in investing activities	(84,266)	(399,901)	(64,289)
Cash flows from financing activities:
Proceeds from line of credit	495,500	655,500	402,600
Repayment of line of credit	(495,500)	(655,500)	(402,600)
Borrowings from long-term debt	439,070	811,531	577,900
Repayment of long-term debt	(507,745)	(508,675)	(589,242)
Debt financing fees	(1,282)	(5,310)	—
Repurchase of Class A common stock	(33,194)	(10,303)	(17,147)
Taxes paid related to net share settlement of share-based payment arrangements	(2,307)	(3,800)	(3,599)
Excess tax benefit from share-based payment arrangements	817	689	(128)
Stock options exercised	608	567	937
Contributions from noncontrolling interest	4,008	—	—
Distributions to noncontrolling interest	(4,087)	(2,863)	(3,003)
Contingent consideration paid relating to business acquisitions	(4,485)	—	—
Dividends paid	(11,455)	(1,885)	(1,416)
Net cash (used in) provided by financing activities	(120,052)	279,951	(35,698)
Effect of exchange rate changes on cash	(71)	(1,393)	(187)
Net increase (decrease) in cash and cash equivalents	40,401	19,120	(10,684)
Cash and cash equivalents as of beginning of year	49,462	30,342	41,026
Cash and cash equivalents as of end of year	$89,863	$49,462	$30,342
SUPPLEMENTAL DISCLOSURES:
Cash paid (received) during the year for:
Interest	$10,968	$7,072	$2,569
Income taxes paid (refunds received), net	$24,517	$14,330	$(3,783)
See Notes to the Consolidated Financial Statements

48 / Schnitzer Steel Industries, Inc. Form 10-K 2012

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations
Founded in 1906, Schnitzer Steel Industries, Inc. (the “Company”), an Oregon corporation, is one of the nation’s largest recyclers of ferrous and nonferrous scrap metal, a leading recycler of used and salvaged vehicles and a manufacturer of finished steel products.
The Company operates in three reporting segments as follows: the Metals Recycling Business (“MRB”), the Auto Parts Business (“APB”) and the Steel Manufacturing Business (“SMB”). MRB buys, collects, processes, recycles, sells and brokers recycled metal by operating one of the largest metal recycling businesses in the United States (“U.S.”). APB is one of the country’s leading self-service used auto parts networks. Additionally, APB is a supplier of ferrous and nonferrous material including autobodies to MRB, which processes the autobodies into sellable recycled metal. SMB purchases recycled metal from MRB and uses its mini-mill to process the recycled metal into finished steel products.
As of August 31, 2012, all of the Company’s facilities were located in the U.S. and its territories and Canada.
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
Cash and Cash Equivalents
Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding checks in excess of funds on deposit of $38 million and $40 million as of August 31, 2012 and 2011, respectively.
Accounts Receivable, net
Accounts receivable represent amounts due from customers on product and other sales. These accounts receivable, which are reduced by an allowance for doubtful accounts, are recorded at the invoiced amount and do not bear interest. The Company evaluates the collectibility of its accounts receivable based on a combination of factors, including whether sales were made pursuant to letters of credit. In cases where management is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, management records a specific allowance against amounts due and reduces the net recognized receivable to the amount the Company believes will be collected. For all other customers, the Company maintains an allowance that considers the total receivables outstanding, historical collection rates and economic trends. Accounts are written off when all efforts to collect have been exhausted. The allowance for doubtful accounts was $4 million and $6 million as of August 31, 2012 and 2011, respectively.
Inventories, net
The Company’s inventories primarily consist of scrap metal (ferrous, nonferrous, processed and unprocessed), nonferrous recovered joint product (nonferrous arising from the manufacturing process), used and salvaged vehicles, semi-finished steel products (billets) and finished steel products (primarily rebar, merchant bar and wire rod). Inventories are stated at the lower of cost or market. MRB determines the cost of ferrous and nonferrous inventories using the average cost method and capitalizes substantially all direct costs and yard costs into inventory. MRB allocates material and production costs to joint products using the gross margin method. APB determines the cost for used and salvaged vehicle inventory based on the average price the Company pays for a vehicle and capitalizes the vehicle cost into inventory. SMB determines the cost of its finished steel product inventory based on weighted average costs and capitalizes all direct and indirect costs of manufacturing into inventory. Indirect costs of manufacturing include general plant costs, maintenance and yard costs. The Company considers estimated future selling prices when determining the estimated net realizable value for its inventory. As MRB generally sells its export recycled ferrous metal under contracts that provide for shipment within 30 to 60 days after the price is agreed, it utilizes the selling prices under committed contracts and sales orders for determining the estimated market price of quantities on hand that will be shipped under these contracts and orders.
The Company performs periodic physical inventories to verify the quantity of inventory on hand. Due to variations in product density, holding period and production processes utilized to manufacture the product, physical inventories will not necessarily detect all variances for metal inventory such that estimates of quantities are required. To mitigate this risk, the Company adjusts

49 / Schnitzer Steel Industries, Inc. Form 10-K 2012

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
As of August 31, 2012, the useful lives used for depreciation and amortization were as follows:

Useful life (in years)
Machinery and equipment	3 to 40
Land improvements	3 to 35
Buildings and leasehold improvements	5 to 40
Office equipment	2 to 20
Enterprise Resource Planning (“ERP”) systems	8 to 10
Impairment of Long-Lived Assets and Amortizable Intangible Assets
Long-lived assets and intangible assets subject to amortization are subject to an impairment assessment when certain triggering events or circumstances indicate that their carrying value may be impaired. If the carrying value exceeds the Company’s estimate of future undiscounted cash flows of the operations related to the asset, an impairment is recorded for the difference between the carrying amount and the fair value of the asset. There were no material impairments to the carrying value of long-lived assets and intangible assets subject to amortization during the years ended August 31, 2012, 2011 and 2010.
Investment in Joint Ventures
As of August 31, 2012 and 2011, the Company had five 50%-owned joint venture interests which were accounted for under the equity method of accounting and presented as part of MRB operations. The Company’s investment in equity method joint ventures has resulted in cumulative undistributed earnings of $11 million as of August 31, 2012 and 2011. See Note 20 - Related Party Transactions for further detail on transactions with joint ventures.
Goodwill and Other Intangible Assets, net
Goodwill represents the excess of the purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. The Company evaluates goodwill for impairment annually during the second fiscal quarter and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Impairment of goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a ‘component’). The Company has determined that its reporting units for which goodwill has been allocated are equivalent to the Company’s operating segments, as all of the components of each operating segment have similar economic characteristics.
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

50 / Schnitzer Steel Industries, Inc. Form 10-K 2012

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
Acquisitions
The Company recognizes the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Contingent purchase consideration is recorded at fair value at the date of acquisition. Any excess purchase price over the fair value of the net assets acquired is recorded as goodwill. Within one year from the date of acquisition, the Company may update the value allocated to the assets acquired and liabilities assumed and the resulting goodwill balances as a result of information received regarding the valuation of such assets and liabilities that was not available at the time of purchase. Measuring assets and liabilities at fair value requires the Company to determine the price that would be paid by a third party market participant based on the highest and best use of the assets or interests acquired. Acquisition costs are expensed as incurred.
Restructuring Charges
Restructuring charges consist of severance, contract termination and other exit costs. A liability for severance costs is typically recognized when the plan of termination has been communicated to the affected employees and is measured at its fair value at the communication date. Contract termination costs consist primarily of costs that will continue to be incurred under operating leases for their remaining terms without economic benefit to the Company. A liability for contract termination costs is recognized at the date the Company ceases using the rights conveyed by the lease contract and is measured at its fair value, which is determined based on the remaining contractual lease rentals reduced by estimated sublease rentals. A liability for other exit costs is measured at its fair value in the period in which the liability is incurred. See Note 12 - Restructuring Charges for further detail.
Accrued Workers’ Compensation Costs
The Company is self-insured for workers’ compensation claims with exposure limited by various stop-loss insurance policies. The Company estimates the costs of workers’ compensation claims based on the nature of the injury incurred and on guidelines established by the applicable state. An accrual is recorded based upon the amount of unpaid claims as of the balance sheet date. Accrued amounts recorded for individual claims are reviewed periodically as treatment progresses and adjusted to reflect additional information that becomes available. The estimated cost of claims incurred but not reported is included in the accrual. The Company accrued $11 million and $10 million for the estimated cost of workers’ compensation claims as of August 31, 2012 and 2011, respectively, which are included in other accrued liabilities in the Consolidated Balance Sheets.
Environmental Liabilities
The Company estimates future costs for known environmental remediation requirements and accrues for them on an undiscounted basis when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated but the timing of incurring the estimated costs is unknown. The Company considers various factors when estimating its environmental liabilities. Adjustments to the liabilities are are recorded to selling, general and administrative expense and made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or when expenditures are made for which liabilities were established. Legal costs incurred in connection with environmental contingencies are expensed as incurred.
When only a wide range of estimated amounts can be reasonably established and no other amount within the range is a better estimate than another, the low end of the range is recorded in the financial statements. In a number of cases, it is possible that the Company may receive reimbursement through insurance or from other potentially responsible parties for a site. In these situations, recoveries of environmental remediation costs from other parties are recognized when the claim for recovery is actually realized. The amounts recorded for environmental liabilities are reviewed periodically as site assessment and remediation progresses at individual sites and adjusted to reflect additional information that becomes available. Due to evolving remediation technology, changing regulations, possible third party contributions, the subjective nature of the assumptions used and other factors, amounts accrued could vary significantly from amounts paid. See “Contingencies – Environmental” in Note 11 – Commitments and Contingencies for further detail.

51 / Schnitzer Steel Industries, Inc. Form 10-K 2012

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
Fair Value Measurements
Fair value is measured using inputs from the three levels of the fair value hierarchy. Classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are described as follows:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets and liabilities.

•	Level 2 – Inputs other than quoted prices included in Level 1 that are observable for the determination of the fair value of the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs that are significant to the determination of fair value of the asset or liability.
When developing the fair value measurements, the Company uses quoted market prices whenever available or seeks to maximize the use of observable inputs and minimize the use of unobservable inputs when quoted market prices are not available. See Note 8 - Goodwill and Other Intangible Assets, net, Note 13 - Redeemable Noncontrolling Interest and Note 15 – Derivative Financial Instruments for further detail.
Derivatives
The Company records derivative instruments in other assets or other liabilities in the Consolidated Balance Sheets at fair value and changes in the fair value are either recognized in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets or net income in the Consolidated Statements of Income, as applicable, depending on the nature of the underlying exposure, whether the derivative has been designated as a qualifying hedge, and if designated as a qualifying hedge, the extent to which the hedge is effective. Amounts included in accumulated other comprehensive income (loss) are reclassified to earnings in the period in which earnings are impacted by the hedged items or in the period that the hedged transaction is deemed no longer likely to occur. For cash flow hedges, a formal assessment is made, both at the hedge’s inception and on an ongoing basis, to determine whether the derivatives that are designated as hedging instruments have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. To the extent the hedge is determined to be ineffective, the ineffective portion is immediately recognized in earnings. When available, quoted market prices or prices obtained through external sources are used to measure a derivative instrument’s fair value. The fair value of these instruments is a function of underlying forward commodity prices, related volatility, counterparty creditworthiness and duration of the contracts. Cash flows from derivatives are recognized in the Consolidated Statements of Cash Flows in a manner consistent with the underlying transactions. See Note 15 - Derivative Financial Instruments.
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
Foreign Currency Translation and Transactions
Assets and liabilities of foreign operations are translated into U.S. dollars at the period-end exchange rate, revenues and expenses of foreign operations are translated into U.S. dollars at the average exchange rate for the period, and cash flows of foreign operations are translated into U.S. dollars using the exchange rates in effect at the time of the cash flows. Translation adjustments are not included in determining net income for the period, but are recorded in accumulated other comprehensive income (loss), a separate component of SSI shareholders’ equity. Foreign currency transaction gains and losses are generated from the effects of exchange rate changes on transactions denominated in a currency other than the functional currency of the Company, which is the U.S. dollar. Gains and losses on foreign currency transactions are generally required to be recognized in the determination of net income for the period. The Company records these gains and losses in other income (expense). Net realized and unrealized foreign currency transaction gains were not material for each of the years ended August 31, 2012, 2011 and 2010.
Redeemable Noncontrolling Interest
The Company has issued common stock of one of its subsidiaries to the noncontrolling interest holder of that subsidiary that is redeemable both at the option of the holder and upon the occurrence of an event that is not solely within the Company’s control. Since redemption of the noncontrolling interest is outside of the Company’s control, this interest is presented on the Consolidated Balance Sheets in the mezzanine section under the caption redeemable noncontrolling interest. If the interest were to be redeemed, the Company would be required to purchase all of such interest at fair value on the date of redemption. The redeemable

52 / Schnitzer Steel Industries, Inc. Form 10-K 2012

noncontrolling interest is presented at the greater of its carrying amount (adjusted for the noncontrolling interest’s share of the allocation of income or loss of the subsidiary, dividends to and contributions from the noncontrolling interest) or its fair value as of each measurement date. Any adjustments to the carrying amount of the redeemable noncontrolling interest for changes in fair value prior to exercise of the redemption option will be recorded to retained earnings. See Note 13 – Redeemable Noncontrolling Interest for further detail.
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
Share Repurchases
The Company accounts for the repurchase of stock at par value. All shares repurchased are deemed retired. Upon retirement of the shares, the Company records the difference between the weighted average cost of such shares and the par value of the stock as an adjustment to additional paid-in capital, with the excess to retained earnings when additional paid-in capital is not sufficient.
Revenue Recognition
The Company recognizes revenue when it has a contract or purchase order from a customer with a fixed price, the title and risk of loss transfer to the buyer and collectibility is reasonably assured. Title for both metal and finished steel products transfers based on contract terms. A significant portion of the Company’s ferrous export sales of recycled metal are made with letters of credit, reducing credit risk. However, domestic recycled ferrous metal sales, nonferrous sales and sales of finished steel are generally made on open account. Nonferrous export sales typically require a deposit prior to shipment. All sales made on open account are evaluated for collectibility prior to revenue recognition. Additionally, the Company recognizes revenues on partially loaded shipments when detailed documents support revenue recognition based on transfer of title and risk of loss. For APB, retail revenues are recognized when customers pay for parts, and wholesale product revenues are recognized when customer weight certificates are received following shipments. Historically, there have been very few sales returns and adjustments that impact the ultimate collection of revenues; therefore, no material provisions have been made when the sale is recognized. The Company presents taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue and are shown as a liability on the Consolidated Balance Sheets until remitted.
Freight Costs
The Company classifies shipping and handling costs billed to customers as revenue and the related costs incurred as a component of cost of goods sold.
Share-Based Compensation
The Company recognizes compensation cost relating to share-based payment transactions over the vesting period, with the cost measured based on the grant-date fair value of the equity instruments issued, net of an estimated forfeiture rate. See Note 17 – Share-Based Compensation for further detail.
Income Taxes
Income taxes are accounted for using the asset and liability method. This requires the recognition of taxes currently payable or refundable and the recognition of deferred tax assets and liabilities for the future tax consequences of events that are recognized

53 / Schnitzer Steel Industries, Inc. Form 10-K 2012

in one reporting period on the Consolidated Financial Statements but in a different reporting period on the tax returns. Tax credits are recognized as a reduction of income tax expense in the year the credit arises. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Tax benefits arising from uncertain tax positions are recognized when it is more likely than not that the position will be sustained upon examination by the relevant tax authorities. The amount recognized in the financial statements is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. See Note 18 – Income Taxes for further detail.
Net Income per Share
Basic net income per share attributable to SSI is computed by dividing net income by the weighted average number of outstanding common shares during the periods presented including vested deferred stock units (“DSUs”) and restricted stock units (“RSUs”). Diluted net income per share attributable to SSI is computed by dividing net income by the weighted average number of common shares outstanding, assuming dilution. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of performance shares, DSU and RSU awards using the treasury stock method. Certain of the Company’s stock options, RSUs and performance share awards were excluded from the calculation of diluted net income per share because they were antidilutive, however, these options and awards could be dilutive in the future. Net income attributable to noncontrolling interests is deducted from the income from continuing operations to arrive at the net income from continuing operations attributable to SSI for purposes of calculating net income per share. See Note 19 – Net Income Per Share for further detail.
Use of Estimates
The preparation of the Company’s Consolidated Financial Statements in accordance with generally accepted accounting principles in the U.S. of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and reported amounts of revenue and expenses during the reporting period. Examples include valuation of assets received in acquisitions; revenue recognition; the allowance for doubtful accounts; estimates of contingencies, including environmental liabilities; goodwill and intangible asset valuation; inventory valuation; redeemable noncontrolling interest valuation; pension plan assumptions; and the assessment of the valuation of deferred income taxes and income tax contingencies. Actual results may differ from estimated amounts.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The majority of cash and cash equivalents are maintained with two major financial institutions (Bank of America and Wells Fargo Bank, N.A.). Balances in these institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250,000 as of August 31, 2012. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, letters of credit and monitoring procedures. The Company is exposed to a residual credit risk with respect to open letters of credit by virtue of the possibility of the failure of a bank providing a letter of credit. The Company had $37 million and $90 million of open letters of credit, as of August 31, 2012 and 2011, respectively.
Reclassifications
Certain prior year amounts have been reclassified within operating expenses and other income, net in the Consolidated Statements of Income and cash flows from operating activities in the Consolidated Statements of Cash Flows to conform to the current year presentation. These changes had no impact on previously reported operating income, net income or net cash provided by operating activities.
Note 3 – Recent Accounting Pronouncements
In June 2011, an accounting standard update was issued regarding the presentation of other comprehensive income in the financial statements. The standard eliminates the option of presenting other comprehensive income as part of the statement of changes in stockholders’ equity and instead requires the entity to present other comprehensive income either in a single continuous statement of comprehensive income or as two separate but consecutive statements. This amendment will be effective for the Company for fiscal year 2013 and interim periods therein. The Company currently reports other comprehensive income in the summary of changes in equity and comprehensive income and will update the presentation of comprehensive income to two separate but continuous statements to be in compliance with the new standard.
In September 2011, an accounting standard update was issued that simplifies how an entity tests goodwill for impairment by

54 / Schnitzer Steel Industries, Inc. Form 10-K 2012

allowing an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment test performed for fiscal years beginning after December 15, 2011. The Company will adopt this standard for the goodwill impairment test to be performed in fiscal 2013. Upon adoption, this standard will impact how the Company assesses goodwill for impairment but will not change the measurement or recognition of a potential goodwill impairment charge.
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
In July 2012, an accounting standard update was issued that simplifies how an entity tests indefinite-lived intangible assets for impairment by allowing an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.
Note 4 – Inventories, net
Inventories, net consisted of the following as of August 31 (in thousands):

	2012	2011
Processed and unprocessed scrap metal	$152,930	$241,093
Semi-finished goods (billets)	7,328	9,237
Finished goods	49,988	54,395
Supplies	36,746	30,395
Inventories, net	$246,992	$335,120

Note 5 – Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following as of August 31 (in thousands):

	2012	2011
Machinery and equipment	$671,615	$640,573
Land and improvements	231,925	216,230
Buildings and leasehold improvements	91,411	85,131
Office equipment	43,240	40,580
ERP systems	15,246	14,087
Construction in progress	46,476	29,988
Property, plant and equipment, gross	1,099,913	1,026,589
Less: accumulated depreciation	(535,728)	(471,305)
Property, plant and equipment, net	$564,185	$555,284

Depreciation expense for property, plant and equipment, which includes amortization of assets under capital leases, was $77 million, $68 million and $57 million for the years ended August 31, 2012, 2011 and 2010, respectively.
Note 6 – Business Combinations
During fiscal 2012, the Company made the following acquisitions:

•	In June 2012, the Company acquired substantially all of the assets of Rocky Mountain Salvage, Ltd., a metals recycler in Hinton, Alberta, which expanded MRB’s presence in Western Canada.

55 / Schnitzer Steel Industries, Inc. Form 10-K 2012

The acquisition completed in fiscal 2012 was not material to the Company’s financial position or results of operations. Pro forma operating results for the fiscal 2012 acquisition is not presented, since the aggregate results would not be significantly different than reported results.
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

The total purchase price of $316 million, comprising $294 million in cash and $22 million in non-cash consideration ($20 million in shares of a subsidiary and $2 million in contingent consideration which was subsequently paid in cash in the third quarter of fiscal 2012) for the acquisitions in fiscal 2011, was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the date of acquisition. The excess of the aggregate purchase price over the fair value of the identifiable net assets acquired of $253 million was recorded as goodwill, of which $245 million is expected to be deductible for tax purposes.
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

56 / Schnitzer Steel Industries, Inc. Form 10-K 2012

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

•
In January 2010, the Company acquired substantially all of the assets of two of LKQ Corporation’s self-service used auto parts stores, which increased to four the number of used auto parts stores that the Company operates in the Dallas-Fort Worth area.

•
In April 2010, the Company acquired substantially all of the assets of Golden Recycling and Salvage, Inc., a metals recycler in Montana, to provide an additional source of scrap metal for MRB’s Tacoma, Washington export facility.

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
The following is a summary of the aggregate fair values of assets acquired and liabilities assumed for acquisitions completed during the year ended August 31, 2011 (in thousands):

Assets:	2011
Cash and cash equivalents	$285
Accounts receivable	5,490
Inventories	21,794
Prepaid expenses and other current assets	777
Deferred tax assets	2,499
Property, plant and equipment	58,811
Intangible assets	7,182
Other assets	16
Goodwill	253,336
Liabilities:
Short-term liabilities	(22,223)
Environmental liabilities	(9,083)
Long-term debt and capital lease obligations	(1,222)
Deferred tax liability - long-term	(1,646)
Net assets acquired(1)	$316,016
_____________________________

(1)	The acquisitions completed in fiscal 2012 and 2010 were not material, individually or in the aggregate, to the Company’s financial position or results of operations.

57 / Schnitzer Steel Industries, Inc. Form 10-K 2012

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
Note 7 – Discontinued Operations
In October 2009, the Company sold its full-service used auto parts operation, which had been operated as part of the APB reporting segment, for proceeds of $41 million. The Company concluded that the divestiture met the definition of a discontinued operation. Accordingly, the results of this discontinued operation have been reclassified for all periods presented. The sale resulted in a loss of $15 million, net of tax, and included $12 million of goodwill that was allocated to the full-service operation from the APB reporting segment. Operating results of the discontinued operations for fiscal 2010 are summarized below and were not material in fiscal 2012 and 2011. The amounts exclude general corporate overhead previously allocated to the full-service used auto parts operation.

Year Ended August 31,
(In thousands)	2010
Revenues	$9,991
Income from discontinued operations before income taxes	$761
Loss on sale of full-service operation, including adjustments	(16,468)
Income tax benefit	1,875
Loss from discontinued operations, net of tax	$(13,832)

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
As a result of both tests, the Company determined that the fair value of each reporting unit for which goodwill was allocated was in excess of its respective carrying value and the goodwill balance was not impaired.
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

58 / Schnitzer Steel Industries, Inc. Form 10-K 2012

the estimates of discounted future cash flows. Due to the inherent uncertainty associated with forming these estimates, actual results could differ from those estimates.
The gross changes in the carrying amount of goodwill by reporting segment for the years ended August 31, 2012 and 2011 were as follows (in thousands):

	MRB	APB	Total
Balance as of August 31, 2010	$230,198	$150,134	$380,332
Acquisitions	232,341	11,583	243,924
Purchase accounting adjustments	1,086	(51)	1,035
Foreign currency translation adjustment	1,021	1,493	2,514
Balance as of August 31, 2011	464,646	163,159	627,805
Acquisitions	1,454	—	1,454
Purchase price adjustments	1,540	—	1,540
Purchase accounting adjustments	5,361	541	5,902
Foreign currency translation adjustment	(1,047)	(163)	(1,210)
Balance as of August 31, 2012	$471,954	$163,537	$635,491
There were no accumulated goodwill impairment charges as of August 31, 2012.
The following table presents the Company’s intangible assets as of August 31 (in thousands):

	2012		2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Covenants not to compete	$25,041	$(13,231)	$30,831	$(15,254)
Supply contracts	5,274	(4,274)	5,274	(3,376)
Other intangible assets subject to amortization(1)	3,231	(1,518)	4,392	(2,216)
Indefinite-lived intangibles(2)	1,255	—	1,255	—
Total	$34,801	$(19,023)	$41,752	$(20,846)
_____________________________

(1)	Other intangible assets subject to amortization include tradenames, marketing agreements, employment agreements, leasehold interests, permits and licenses and real property options.

(2)	Indefinite-lived intangibles include tradenames, permits and licenses and real property options.

The total intangible asset amortization expense for the years ended August 31, 2012, 2011 and 2010 was $5 million, $7 million and $6 million, respectively.
The estimated amortization expense, based on current intangible asset balances, during the next five fiscal years and thereafter is as follows (in thousands):

Years Ending August 31,	Estimated Amortization Expense
2013	$4,326
2014	3,441
2015	1,950
2016	944
2017	444
Thereafter	3,418
Total	$14,523

59 / Schnitzer Steel Industries, Inc. Form 10-K 2012

Note 9 – Short-Term Borrowings
The Company has an unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. that expires on March 1, 2013. Interest rates are set by the bank at the time of borrowing. The Company had no borrowings outstanding under this facility as of August 31, 2012 and 2011. The credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio.
Note 10 – Long-Term Debt
Long-term debt and capital lease obligations consisted of the following as of August 31 (in thousands):

	2012	2011
Bank unsecured revolving credit facility, interest at LIBOR plus a spread	$325,292	$393,428
Tax-exempt economic development revenue bonds due January 2021, interest payable monthly at a variable rate (0.23% as of August 31, 2012), secured by a letter of credit	7,700	7,700
Capital lease obligations due through February 2021	2,320	2,802
Total long-term debt	335,312	403,930
Less current maturities	(683)	(643)
Long-term debt, net of current maturities	$334,629	$403,287
In April 2012 the Company and certain of its subsidiaries entered into an amendment to its unsecured committed bank credit agreement (“credit agreement”) with Bank of America, N.A. as administrative agent, and other lenders party thereto. The amendment, among other things: (i) increased the aggregate commitment size of the U.S. revolving loans by $50 million such that the credit agreement provides for revolving loans of $670 million and C$30 million; (ii) reduced the applicable margin rates such that the loans outstanding under the credit agreement will bear interest based, at the Company’s option, on either the London Interbank Offered Rate (or the Canadian equivalent) plus a spread of between 1.25% and 2.25%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate, the federal funds rate plus 0.5% or the British Bankers Association LIBOR Rate plus 1.75%; (iii) reduced the rates applicable to commitment fees payable on the unused portion of the credit facility to rates between 0.15% and 0.35% based on a pricing grid tied to the Company's leverage ratio; and (iv) extended the maturity date of the revolving loans under the credit agreement from February 2016 to April 2017. Except as modified by the amendment as described above, the terms of the credit agreement remained the same. The Company had borrowings outstanding under the credit facility of $325 million and $393 million as of August 31, 2012 and 2011, respectively. The weighted average interest rate on amounts outstanding under this facility was 2.06% and 2.48% as of August 31, 2012 and 2011, respectively. The credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio.
Principal payments on long-term debt and capital lease obligations during the next five fiscal years and thereafter are as follows (in thousands):

Years Ending August 31,	Long-Term Debt	Capital Lease Obligations	Total
2013	$—	$833	$833
2014	—	641	641
2015	—	331	331
2016	—	234	234
2017	325,292	228	325,520
Thereafter	7,700	999	8,699
Total	332,992	3,266	336,258
Amounts representing interest and executory costs	—	(946)	(946)
Total less interest	$332,992	$2,320	$335,312

60 / Schnitzer Steel Industries, Inc. Form 10-K 2012

The Company maintains stand-by letters of credit to provide for certain obligations, including workers’ compensation and performance bonds. At August 31, 2012 and 2011, the Company had $18 million outstanding under these arrangements.
Note 11 – Commitments and Contingencies
Commitments
The Company leases a portion of its capital equipment and certain of its facilities under leases that expire at various dates through July 2024. Rent expense was $28 million, $25 million and $18 million for fiscal 2012, 2011 and 2010, respectively.
The table below sets forth the Company’s future minimum obligations under non-cancelable operating leases as of August 31, 2012 (in thousands):

Years ending August 31,	Operating Leases
2013	$19,898
2014	17,260
2015	13,102
2016	7,931
2017	6,074
Thereafter	22,296
Total	$86,561

Contingencies – Environmental
Changes in the Company’s liabilities for environmental liabilities for the years ended August 31, 2012 and 2011 were as follows (in thousands):

Reporting Segment	Balance 8/31/2010	Liabilities Established (Released), Net(1)	Payments	Ending Balance 8/31/2011	Liabilities Established (Released), Net(1)	Payments	Ending Balance 8/31/2012	Short-Term	Long-Term
MRB	$25,374	$1,040	$(759)	$25,655	$5,380	$(176)	$30,859	$1,631	$29,228
APB	14,500	700	—	15,200	1,000	—	16,200	554	15,646
Total	$39,874	$1,740	$(759)	$40,855	$6,380	$(176)	$47,059	$2,185	$44,874
_____________________________

(1)
During fiscal 2012 and 2011, the Company recorded $8 million and $1 million, respectively, in purchase accounting for environmental liabilities related to properties acquired or leased in connection with business combinations completed in fiscal 2011.

Metals Recycling Business
As of August 31, 2012, MRB had environmental liabilities of $31 million for the potential remediation of locations where it has conducted business or has environmental liabilities from historical or recent activities.
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

61 / Schnitzer Steel Industries, Inc. Form 10-K 2012

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
On March 30, 2012, the LWG submitted to the EPA and made available on its website a draft feasibility study (“draft FS”) for the Site based on approximately ten years of work and $100 million in costs classified by the LWG as investigation related. The draft FS identifies ten possible remedial alternatives which range in estimated cost from approximately $170 million to $250 million (net present value) for the least costly alternative to approximately $1.08 billion to $1.76 billion (net present value) for the most costly and estimates a range of two to 28 years to implement the remedial work, depending on the selected alternative. The draft FS does not determine who is responsible for remediation costs, define the precise cleanup boundaries or select remedies. The draft FS is being reviewed, and may be subject to revisions prior to its approval, by the EPA. While the draft FS is an important step in the EPA’s development of a proposed plan for addressing the Site, a final decision on the nature and extent of the required remediation will occur only after the EPA has prepared a proposed plan for public review and issued a record of decision (“ROD”). Currently available information indicates that the EPA does not expect to issue its final ROD selecting a remedy for the Site until at least 2014. Responsibility for implementing and funding EPA’s selected remedy will be determined in a separate allocation process.
Because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs, the Company believes it is not possible to reasonably estimate the amount or range of costs which it is likely or reasonably possible that the Company may incur in connection with the Site, although such costs could be material to the Company’s financial position, results of operations, cash flows and liquidity. Among the facts currently not known or available are detailed information on the history of ownership of and the nature of the uses of and activities and operations performed on each property within the Site, which are factors that will play a substantial role in determining the allocation of investigation and remedy costs among the PRPs. The Company has insurance policies that it believes will provide reimbursement for costs it incurs for defense and remediation in connection with the Site, although there is no assurance that those policies will cover all of the costs which the Company may incur. The Company previously recorded a liability for its estimated share of the costs of the investigation of $1 million.
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
Other MRB Sites
As of August 31, 2012, the Company had environmental liabilities related to various MRB sites other than Portland Harbor of $30 million. The liabilities relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues and were not individually material to any site. No material environmental compliance enforcement proceedings are currently pending related to these sites.
Auto Parts Business
As of August 31, 2012, the Company had environmental liabilities related to various APB sites of $16 million. The liabilities relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues and were not individually material at any site. No material environmental compliance enforcement proceedings are currently pending related to these sites.
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

62 / Schnitzer Steel Industries, Inc. Form 10-K 2012

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
SMB had no environmental liabilities as of August 31, 2012.
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
Note 12 - Restructuring Charges
In the fourth quarter of fiscal 2012, the Company announced and initiated a number of restructuring initiatives designed to extract greater synergies from the significant acquisitions and technology investments made in fiscal 2011, realign the Company’s organization to support its future growth and decrease operating expenses by streamlining functions and reducing organizational layers, including achieving greater synergies between MRB and APB. These initiatives are expected to be substantially complete by the end of fiscal 2013.

The Company expects that total pre-tax charges pursuant to these restructuring initiatives will be approximately $12 million. Of this amount, $5 million were incurred in the fourth quarter of fiscal 2012 and approximately half of the remainder is expected to be incurred in the first quarter of fiscal 2013, with the balance expected to be incurred by the end of fiscal 2013. The Company expects that the vast majority of the restructuring charges of $12 million will require the Company to make cash payments.

The following illustrates the reconciliation of the restructuring liability by major type of costs for the year ended August 31, 2012 (in thousands):

	Balance 8/31/2011	Charges	Payments and Other	Balance 8/31/2012	Total expected charges
Severance costs	$—	$2,741	$(264)	$2,477	$4,000
Contract termination costs	—	440	(26)	414	4,700
Other exit costs	—	1,831	(1,767)	64	3,100
Total	$—	$5,012	$(2,057)	$2,955	$11,800

Restructuring charges by operating segment were as follows (in thousands):

	As of August 31, 2012
	Total charges to date	Total expected charges
Metals Recycling Business	$1,660	$2,400
Auto Parts Business	233	500
Unallocated (Corporate)	3,119	8,900
Total	$5,012	$11,800

63 / Schnitzer Steel Industries, Inc. Form 10-K 2012

Note 13 - Redeemable Noncontrolling Interest
In March 2011, the Company, through a wholly-owned acquisition subsidiary, acquired substantially all of the metals recycling business assets of Amix Salvage & Sales Ltd. As part of the purchase consideration, the Company issued the seller common shares equal to 20% of the issued and outstanding capital stock of the Company’s acquisition subsidiary. Under the terms of an agreement related to the acquisition, the noncontrolling interest owner has the right to require the Company to purchase its interest in the Company’s acquisition subsidiary for fair value. The noncontrolling interest becomes redeemable within 60 days after the later of (i) the third anniversary of the date of the acquisition and (ii) the date on which certain principals of the minority shareholder are no longer employed by the Company. As of August 31, 2012, the noncontrolling interest was 19% of the outstanding capital stock of the subsidiary and the conditions for redemption had not been met.
As of August 31, 2012, the noncontrolling interest was presented at its adjusted carrying value of $22 million, which approximates its fair value. The Company determines fair value using Level 3 inputs under the fair value hierarchy using an income approach based on a discounted cash flow analysis. The determination of fair value requires management to apply significant judgment in formulating estimates and assumptions used in the discounted cash flow model, including primarily revenue growth rates driven by future commodity prices and volume expectations, operating margins, capital expenditures, working capital requirements, terminal year growth rates and an appropriate discount rate. The present value of future cash flows is determined using a market-based weighted average cost of capital of 12.5%, including a subject-company risk premium. The subsidiary is presently undertaking significant investments to install a shredder and related processing and sorting equipment. As a result, projections of future cash flows assume volumes and earnings will grow above historical levels once construction activity is complete and the new equipment is put in service. The terminal year growth rate used in the discounted cash flow model is 2%. The Company also used a market approach based on earnings multiple data to corroborate the fair value estimate of the noncontrolling interest determined using the discounted cash flow model.
Significant increases (decreases) in the revenue growth rate driven by commodity prices and volume expectations and the terminal growth rate would result in a significantly higher (lower) fair value measurement. A significant decrease (increase) in the market-based weighted average cost of capital would result in a significantly higher (lower) fair value measurement.

Following is a reconciliation of the changes in the redeemable noncontrolling interest for the years ended August 31 (in thousands):

	2012	2011
Balances - Beginning of period	$19,053	$—
Issuance of redeemable noncontrolling interest	—	19,462
Net income (loss) attributable to noncontrolling interest	(1,163)	100
Currency translation adjustment	350	(509)
Capital contributions from noncontrolling interest holder	4,008	—
Balances - End of period	$22,248	$19,053
Note 14 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, are as follows as of August 31 (in thousands):

	2012	2011
Foreign currency translation adjustment	$3,658	$5,451
Pension obligations, net	(6,106)	(3,886)
Net unrealized loss on cash flow hedges	(141)	(25)
Total accumulated other comprehensive income (loss)	$(2,589)	$1,540
Note 15 – Derivative Financial Instruments
Foreign Currency Exchange Rate Risk Management
To manage exposure to foreign exchange rate risk, the Company may enter into foreign currency forward contracts to stabilize the U.S. dollar amount of the transaction at settlement. When such contracts are not designated as hedging instruments for accounting purposes, the realized and unrealized gains and losses on settled and unsettled forward contracts measured at fair value are recognized as other income or expense in the Consolidated Statement of Income. No undesignated contracts were outstanding as of August 31, 2012 and 2011, and realized gains and losses on such derivatives were not material to any of the periods presented.

64 / Schnitzer Steel Industries, Inc. Form 10-K 2012

The Company entered into forward contracts during fiscal 2012 and 2011 to mitigate exposure to exchange rate fluctuations on Euro-denominated fixed asset purchases, which were designated as qualifying cash flow hedges for accounting purposes. These foreign currency forward contracts are measured using forward exchange rates based on observable exchange rates quoted in an active market and are classified as Level 2 fair value measurements under the fair value hierarchy. In the first quarter of fiscal 2012, the Company determined that certain forecasted transactions were no longer probable, de-designated these contracts as hedges and subsequently terminated the contracts. The nominal amount and fair value of these forward contracts, the amounts reclassified from accumulated other comprehensive income (loss) and the realized losses recorded in other income (expense), net during the period were not material to the Consolidated Financial Statements.
Natural gas price risk management
In order to minimize the volatility of its natural gas costs, SMB entered into a take-or-pay natural gas contract that obligated it to purchase a minimum of 2,000 MMBTUs per day through October 31, 2010, whether or not the amount was utilized. The contract expired on May 31, 2011. The contract met the definition of a derivative instrument and was carried at fair value determined using a forward price curve based on observable market price quotations at a major natural gas trading hub, under consideration of non- performance risk, which is considered a Level 2 fair value measurement under the fair value hierarchy. A portion of the natural gas contract equivalent to 20,000 MMBTU per month was designated as a cash flow hedge on October 1, 2008. The fair value of the natural gas derivative contract was not material as of August 31, 2010. All amounts recognized for the effective and ineffective portion of the hedge and for the undesignated portion of the natural gas contract were not material for all periods presented.
Note 16 – Employee Benefits
The Company and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees. These plans include a defined benefit pension plan, a supplemental executive retirement benefit plan (“SERBP”), multiemployer pension plans and defined contribution plans.
Defined Benefit Pension Plan and Supplemental Executive Retirement Benefit Plan
The Company maintains a qualified defined benefit pension plan for certain nonunion employees. Effective June 30, 2006, the Company froze this plan and ceased accruing further benefits. The Company reflects the funded status of the defined benefit pension plan as a net asset or liability in its Consolidated Balance Sheets. Changes in its funded status are recognized in comprehensive income. Net periodic pension benefit cost was not material for the years ended August 31, 2012, 2011 and 2010. The fair value of the plan assets was $17 million as of August 31, 2012 and 2011 and the projected benefit obligation was $18 million and $15 million as of August 31, 2012 and 2011, respectively. The plan was underfunded with the projected benefit obligation exceeding the plan assets by $1 million as of August 31, 2012, and the plan was fully funded with plan assets exceeding the projected benefit obligation by $2 million as of August 31, 2011. Plan assets were comprised of $16 million of Level 1 investments and $1 million of Level 2 investments as of August 31, 2012 and 2011. Level 1 investments are valued based on quoted market prices of identical securities in the principal market. Level 2 investments are valued at the net asset value of the fund which is provided by the fund’s manager and independent administrator. No contributions are expected to be made to the defined benefit pension plan in the future; however, changes in the discount rate or actual investment returns that are lower than the long-term expected return on plan assets could result in the need for the Company to make additional contributions. The assumed discount rate used to calculate the projected benefit obligations was 3.67% and 4.97% as of August 31, 2012 and 2011, respectively. The Company estimates future annual benefit payments to be between $1 million and $4 million per year.
The Company also has a nonqualified SERBP for certain executives. A restricted trust fund has been established with assets invested in life insurance policies that can be used for plan benefits, although the fund is subject to claims of the Company’s general creditors. The trust fund is included in other assets and the pension liability is included in other long-term liabilities in the Company’s Consolidated Balance Sheets. The trust fund is valued at $2 million as of August 31, 2012 and 2011. The trust fund assets’ gains and losses are included in other income (expense) in the Company’s Consolidated Statements of Income. The benefit obligation and the unfunded amount were $4 million and $3 million as of August 31, 2012 and 2011.
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

65 / Schnitzer Steel Industries, Inc. Form 10-K 2012

actuary regarding the level of benefits that agreed-upon contributions can be expected to support. To the extent that the pension obligation of other participating employers is unfunded, the Company may be required to make additional contributions in the future to fund these obligations.
One of the multiemployer plans that the Company contributes to is the Steelworkers Western Independent Shops Pension Plan (“WISPP”, EIN 90-0169564, Plan No. 001) benefiting the union employees of SMB, which are covered by a collective bargaining agreement that will expire on March 31, 2016. The WISPP had a certified zone status, as required by the Pension Protection Act of 2006, of Red as of August 31, 2012 and 2011 for the plan’s year-end at September 30, 2011 and 2010, respectively. The zone status is based on information the Company received from the plan’s administrator and is certified by the plan’s actuary. Although the WISPP is 77.4% funded as of September 30, 2011, it is considered to be in Red Zone because there was a projected deficiency in the funding standard account within one year. The WISPP did not utilize any extended amortization provisions in its calculation of zone status. As a result of being in Red Zone Status, the WISPP has adopted a rehabilitation plan which requires annual contribution rate increases of 6%. The rehabilitation plan was adopted by all contributing employers. The Company was not required to pay a surcharge to the WISPP. The Company contributed $2 million to the WISPP in each of the years ended August 31, 2012, 2011 and 2010. These contributions represented more than 5% of total contributions to the WISPP for each year.
In 2004, the Internal Revenue Service (“IRS”) approved a seven-year extension of the period over which the WISPP may amortize unfunded liabilities, conditioned upon maintenance of certain minimum funding levels. Based on the actuarial valuation for the WISPP as of October 1, 2011, the funded percentage (based on the ratio of the market value of assets to the accumulated benefits liability (present value of accrued benefits) using the valuation method prescribed by the IRS) was 65.2%, which is below the targeted funding ratio specified in the agreement with the IRS. As a result, the WISPP is in the process of seeking relief from the specified funding requirement from the IRS. If the WISPP cannot obtain relief, revocation by the IRS of the amortization extension retroactively to the 2002 plan year could occur and result in a material liability for the Company’s share of the resulting funding deficiency, the extent of which currently cannot be estimated.
Company contributions to all of the multiemployer plans were $4 million, $3 million and $3 million for the years ended August 31, 2012, 2011 and 2010, respectively.
Defined Contribution Plans
The Company has several defined contribution plans covering certain employees. Company contributions to the defined contribution plans totaled $3 million, $3 million and $1 million for the years ended August 31, 2012, 2011 and 2010, respectively.
Note 17 – Share-Based Compensation
The Company’s 1993 Stock Incentive Plan, as amended, (“the Plan”) was established for its employees, consultants and directors. There are 12.2 million shares of Class A common stock reserved for issuance under the Plan, of which 5.9 million are available for future grants as of August 31, 2012. Share-based compensation expense was $9 million, $14 million and $11 million for the years ended August 31, 2012, 2011 and 2010, respectively. Tax benefits used for option exercises and vesting of restricted stock units were not material for all periods presented.
Restricted Stock Units
The Plan provides for the issuance of RSUs. The estimated fair value of the RSUs is based on the market closing price of the underlying Class A common stock on the date of grant. The compensation expense associated with RSUs is recognized over the respective requisite service period of the awards, net of estimated forfeitures.
During the years ended August 31, 2012, 2011 and 2010, the Compensation Committee granted 146,481 RSUs, 135,255 RSUs and 153,986 RSUs, respectively, to its key employees, officers and employee directors under the Plan. The RSUs have a five-year term and vest 20% per year commencing June 1 of the year after grant, except for an immaterial number of awards granted with different terms. The estimated fair value of the RSUs granted during the years ended August 31, 2012, 2011 and 2010 was $6 million, $7 million and $7 million, respectively.

66 / Schnitzer Steel Industries, Inc. Form 10-K 2012

A summary of the Company’s restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Fair Value(1)
Outstanding as of August 31, 2009	261	$56.20
Granted	154	$48.83
Vested	(88)	52.45	$46.48
Forfeited	(16)	57.37
Outstanding as of August 31, 2010	311	$53.55
Granted	135	$53.65
Vested	(94)	51.86	$57.63
Forfeited	(4)	52.42
Outstanding as of August 31, 2011	348	$54.06
Granted	146	$42.63
Vested	(148)	52.93	$28.43
Forfeited	(43)	51.47
Outstanding as of August 31, 2012	303	$49.46
_____________________________

(1)	Amounts represent the value of the Company’s Class A common stock on the date that the restricted stock units vested.

The Company recognized compensation expense associated with RSUs of $7 million, $7 million and $5 million for the years ended August 31, 2012, 2011 and 2010, respectively. As of August 31, 2012, total unrecognized compensation costs related to unvested RSUs amounted to $9 million, which is expected to be recognized over a weighted average period of 2.6 years.
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

67 / Schnitzer Steel Industries, Inc. Form 10-K 2012

Fiscal 2013 – 2014 Performance Share Awards
The Compensation Committee approved performance-based awards under the Plan with a grant date of July 24, 2012. The Compensation Committee established performance targets based on the Company’s EBITDA (weighted at 50%) and return on equity (weighted at 50%) for the two years of the performance period, with award payouts ranging from a threshold of 50% to a maximum of 200% for each portion of the awards.
A summary of the Company’s performance-based awards activity is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Fair Value(1)
Outstanding as of August 31, 2009	279	$44.64
Granted	125	$46.71
Vested	(121)	39.72	$43.24
Forfeited	(17)	42.77
Outstanding as of August 31, 2010	266	$47.95
Granted	115	$59.45
Vested	(90)	63.82	$52.13
Forfeited	(6)	53.35
Outstanding as of August 31, 2011	285	$47.48
Granted	278	$25.98
Vested	(54)	25.42	$43.90
Forfeited	(63)	36.53
Outstanding as of August 31, 2012	446	$38.33
_____________________________

(1)	Amounts represent the weighted average value of the Company’s Class A common stock on the date that the performance share awards vested.

Compensation expense associated with performance-based awards was calculated using management’s current estimate of the expected level of achievement of the performance targets under the Plan. Compensation expense for anticipated awards based on the Company’s financial performance was $1 million, $6 million and $3 million for the years ended August 31, 2012, 2011 and 2010, respectively. As of August 31, 2012, unrecognized compensation costs related to non-vested performance shares amounted to $7 million, which is expected to be recognized over a weighted average period of 1.5 years.
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
DSUs granted during the years ended August 31, 2012, 2011 and 2010 were for a total of 18,202 shares, 17,459 shares and 30,834 shares, respectively. The compensation expense associated with DSUs and the total value of shares vested during each of the years ended August 31, 2012, 2011 and 2010, as well as the unrecognized compensation expense as of August 31, 2012, were not material.
Stock Options
Under the Plan, stock options are granted to employees at exercise prices that are set at the sole discretion of the Board of Directors. The fair value of each option grant under the Plan is estimated at the date of grant using the Black-Scholes Option Pricing Model, which utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based on the historical volatility of the Company’s stock price. The risk-free interest

68 / Schnitzer Steel Industries, Inc. Form 10-K 2012

rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The expected term of the options is based on an analysis of expected post-vesting exercise behavior including historical exercise patterns when available.
The stock options granted during the year ended August 31, 2012 vest on the two-year anniversary of the grant date and have a contractual term of five years with an exercise price set at a 20% premium compared to the Company's stock price on the date of grant. The estimated fair value of the granted options was $3 million, which was determined using the Black-Scholes Option Pricing Model with the following assumptions:

2012
Risk-free interest rate	0.48%
Expected dividend yield	2.59%
Expected term (in years)	3.75
Expected volatility	58.15%
Fair value of option	$9.29

No options were granted in the years ended August 31, 2011 and 2010.
A summary of the Company’s stock option activity and related information is as follows:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding as of August 31, 2009	377	$28.32	5.6	$9,683
Exercised	(36)	$26.08
Forfeited/Canceled	(3)	34.46
Outstanding as of August 31, 2010	338	$28.51	4.8	$5,324
Exercised	(19)	$28.70
Outstanding as of August 31, 2011	319	$28.50	3.9	$5,430
Granted	323	$34.75
Exercised	(25)	$24.03
Canceled	(5)	$34.59
Outstanding and exercisable as of August 31, 2012	612	$31.94	3.9	$459
_____________________________

(1)
Amounts represent the difference between the exercise price and the closing price of the Company’s stock on the last trading day of the corresponding fiscal year, multiplied by the number of in-the-money options.

As of August 31, 2012 the total number of unvested stock options was 322,658. The aggregate intrinsic value of stock options exercised, which was less than $1 million, $1 million and $1 million for the years ended August 31, 2012, 2011 and 2010, respectively, represents the difference between the exercise price and the value of the Company’s stock at the time of exercise. The total fair value of stock options vested, compensation expense associated with stock options, the total proceeds received from option exercises and the tax benefits realized from options exercised were not material during each of the years ended August 31, 2012, 2011 and 2010. As of August 31, 2012, unrecognized compensation costs related to non-vested stock options amounted to $3 million, which is expected to be recognized over a weighted average period of two years.
Note 18 – Income Taxes
Income from continuing operations before income taxes was as follows for the years ended August 31 (in thousands):

	2012	2011	2010
United States	$54,304	$171,329	$117,104
Foreign	(11,348)	9,476	8,229
Total	$42,956	$180,805	$125,333

69 / Schnitzer Steel Industries, Inc. Form 10-K 2012

Income tax expense from continuing operations consisted of the following for the years ended August 31 (in thousands):

	2012	2011	2010
Current:
Federal	$5,267	$33,499	$25,187
State	453	2,583	1,801
Foreign	(2)	82	2,320
Total current tax expense	5,718	36,164	29,308
Deferred:
Federal	13,166	19,164	10,466
State	(2,748)	383	812
Foreign	(2,097)	1,457	239
Total deferred tax expense	8,321	21,004	11,517
Total income tax expense	$14,039	$57,168	$40,825

A reconciliation of the difference between the federal statutory rate and the Company’s effective tax rate for the years ended August 31 is as follows:

	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of credits	(5.7)	0.7	0.7
Foreign income taxed at different rates	4.2	(0.6)	(0.6)
Section 199 deduction	(0.3)	(1.0)	(2.4)
Non-deductible officers’ compensation	1.5	0.3	1.0
Noncontrolling interests	(2.2)	(1.0)	(1.1)
Research and development credits	(2.0)	(0.5)	—
Foreign interest income	0.7	—	—
Other	1.5	(1.3)	—
Effective tax rate	32.7%	31.6%	32.6%

In fiscal 2012 the effective tax rate differed from the U.S. federal statutory rate of 35.0% primarily due to state tax benefits and research and development credits, partially offset by the adverse impact of foreign subsidiaries’ results taxed at different tax rates.
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

70 / Schnitzer Steel Industries, Inc. Form 10-K 2012

Deferred tax assets and liabilities were comprised of the following as of August 31 (in thousands):

	2012	2011
Deferred tax assets:
Environmental liabilities	$11,165	$9,727
Employee benefit accruals	9,784	12,547
State income tax and other	5,384	2,948
Net operating loss carryforwards	5,699	988
State credit carryforwards	4,374	2,294
Inventory valuation methods	1,560	4,321
Valuation allowances	(795)	(589)
Total deferred tax assets	37,171	32,236
Deferred tax liabilities:
Accelerated depreciation and basis differences	110,996	101,457
Prepaid expense acceleration	2,365	2,287
Foreign currency translation adjustment	1,987	2,086
Total deferred tax liabilities	115,348	105,830
Net deferred tax liability	$78,177	$73,594
As of August 31, 2012, foreign operating loss carryforwards were $18 million, which expire if not used between 2013 and 2031. State credit carryforwards will expire if not used between 2013 and 2021.
Accounting for Uncertainty in Income Taxes
The following table summarizes the activity related to the Company’s reserve for unrecognized tax benefits, excluding interest and penalties, for the years ended August 31 (in thousands):

	2012	2011	2010
Unrecognized tax benefits, as of the beginning of the year	$303	$1,631	$3,372
Reductions for tax positions of prior years	(143)	(75)	(274)
Settlements with tax authorities	—	(875)	(315)
Additions for tax positions of the current year	331	160	—
Reductions for lapse of statutes	—	(538)	(1,152)
Unrecognized tax benefits, as of the end of the year	$491	$303	$1,631
The Company does not anticipate any material changes to the reserve in the next 12 months.
The recognized amounts of tax-related penalties and interest were not material for all periods presented.
The Company files federal and state income tax returns in the U.S. and foreign tax returns in Puerto Rico and Canada. The federal statute of limitations has expired for fiscal 2008 and prior years. The Internal Revenue Service is currently examining the Company’s federal income tax returns for fiscal years 2009 and 2010, and Canadian and several state tax authorities are currently examining the Company’s income tax returns for fiscal years 2005 to 2009.

71 / Schnitzer Steel Industries, Inc. Form 10-K 2012

Note 19 – Net Income Per Share
The following table sets forth the information used to compute basic and diluted net income per share attributable to SSI for the years ended August 31 (in thousands):

	2012	2011	2010
Income from continuing operations	$28,917	$123,637	$84,508
Net income attributable to noncontrolling interests	(1,513)	(5,181)	(3,926)
Income from continuing operations attributable to SSI	27,404	118,456	80,582
Loss from discontinued operations, net of tax	—	(101)	(13,832)
Net income attributable to SSI	$27,404	$118,355	$66,750
Computation of shares:
Weighted average common shares outstanding, basic	27,317	27,649	27,832
Incremental common shares attributable to dilutive stock options, performance share awards, DSUs and RSUs	236	310	315
Weighted average common shares outstanding, diluted	27,553	27,959	28,147

Common stock equivalent shares of 69,081, 39,820 and 50,702 were considered antidilutive and were excluded from the calculation of diluted net income per share for the years ended August 31, 2012, 2011 and 2010, respectively.
Note 20 – Related Party Transactions
The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $41 million, $48 million and $29 million for the years ended August 31, 2012, 2011 and 2010, respectively. Advances to (payments from) these joint ventures were less than $1 million, $(2) million and less than $1 million for the years ended August 31, 2012, 2011 and 2010, respectively. The Company owed $2 million to joint ventures as of August 31, 2012 and 2011.
In November 2010, the Company and a joint venture partner entered into a series of agreements to facilitate the expansion of their joint venture operations in order to increase the flow of scrap into MRB yards. In order to fund this growth, the Company and its joint venture partner each contributed an additional $2 million in equity to the joint venture.
In connection with the acquisition of the metals recycling business assets of Amix Salvage & Sales Ltd. in March 2011, the Company entered into a series of agreements to obtain barging and other services and lease property with entities owned by the minority shareholder of the Company’s subsidiary that operates its MRB facilities in Vancouver, British Columbia and Alberta, Canada. The Company paid $9 million and $3 million, primarily for barging services, under these agreements for the years ended August 31, 2012 and 2011, respectively. Amounts payable to entities affiliated with this minority shareholder were less than $1 million at August 31, 2012 and there were no amounts payable at August 31, 2011.
In connection with the acquisition of a metals recycling business in fiscal 2011, the Company entered into an agreement with the selling parties, one of which is an employee of the Company, whereby the selling parties agreed to indemnify the Company for property improvements in excess of a contractually defined threshold on property owned by the selling parties and leased to the Company. The Company received payments of less than $1 million from the selling parties in fiscal 2012 and has recognized an amount receivable of $1 million as of August 31, 2012 under the agreement.
Thomas D. Klauer, Jr., President of the Company’s Auto Parts Business, is the sole shareholder of a corporation that is the 25% minority partner in a partnership in which the Company is the 75% partner and which operates five self-service stores in Northern California. Mr. Klauer’s 25% share of the profits of this partnership totaled $2 million for the years ended August 31, 2012, 2011 and 2010. The partnership leases properties from entities in which Mr. Klauer has ownership interests under agreements that expire in December 2015 with options to renew the leases, upon expiration, for multiple five-year periods. The rent paid by the partnership to the entities in which Mr. Klauer has ownership interests was $1 million in each of the years ended August 31, 2012, 2011 and 2010.
Certain members of the Schnitzer family own significant interests in, or are related to owners of, Schnitzer Investment Corp. (“SIC”, as of October 1, 2012 renamed MMGL Corp.), which is engaged in the real estate business and was a subsidiary of the Company prior to 1989. SIC is considered a related party for financial reporting purposes. The Company and SIC are both potentially

72 / Schnitzer Steel Industries, Inc. Form 10-K 2012

responsible parties with respect to Portland Harbor, which has been designated as a Superfund site since December 2000. The Company and SIC have worked together in response to Portland Harbor matters, and the Company has paid all of the legal and consulting fees for the joint defense, in part due to its environmental indemnity obligation to SIC with respect to the Portland scrap metal operations property. As these costs have increased substantially in the last two years, the Company and SIC have agreed to an equitable cost sharing arrangement with respect to defense costs under which SIC will pay 50% of the legal and consulting costs, net of insurance recoveries. The amounts receivable from (payable to) SIC vary from period-to-period because of the timing of incurring legal and consulting fees, payments for cost reimbursements and insurance recoveries. Amounts receivable from SIC under this agreement were less than $1 million as of August 31, 2012 and 2011.
The Company’s Restated Articles of Incorporation and Bylaws obligate it to indemnify current or former directors and officers to the fullest extent not prohibited by law, and further obligates it to advance expenses incurred in defending any pending or threatened proceeding to any such person in advance of a final disposition of such matters, but only if the involved officer or director affirms a good faith belief of entitlement to indemnification and undertakes to repay such expenses if it is ultimately determined by a court that the person is not entitled to be indemnified. In connection with the continuing investigation of certain former employees related to the Company’s past practice of making improper payments to purchasing managers of customers in Asia, Robert W. Philip, former Chairman, President and Chief Executive Officer of the Company, requested advancement of expenses and provided the required undertaking. The Company advanced $1 million to Mr. Philip for legal expenses in connection with the investigation during fiscal 2010. During fiscal 2010, the Company was reimbursed by its D&O insurance carrier for approximately $3 million of the amounts advanced to former officers and directors.
William Furman, a director of the Company, is the Chairman and Chief Executive Officer of The Greenbrier Companies (with its subsidiaries, “Greenbrier”). During the years ended August 31, 2011 and 2010, the Company engaged in a series of transactions with Greenbrier in which the Company sold as well as purchased goods on an arm’s length’s basis. During the years ended August 31, 2011 and 2010, the Company sold goods to Greenbrier in the amount of less than $1 million and $1 million, respectively. Purchases of goods from Greenbrier were less than $1 million during each of the years ended August 31, 2011 and 2010.
Note 21 – Segment Information
The accounting standards for reporting information about operating segments define operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company is organized by line of business. While the Chief Executive Officer evaluates results in a number of different ways, the line of business management structure is the primary basis for which the allocation of resources and financial results are assessed. Under the aforementioned criteria, the Company operates in three operating and reporting segments: metal purchasing, processing, recycling and selling (MRB), used auto parts (APB) and mini-mill steel manufacturing (SMB). Additionally, the Company is a noncontrolling partner in joint ventures, which are either in the metals recycling business or are suppliers of unprocessed metal.
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
The information provided below is obtained from internal information that is provided to the Company’s chief operating decision maker for the purpose of corporate management. The Company uses operating income (loss) to measure segment performance. The Company does not allocate corporate interest income and expense, income taxes, other income and expenses related to corporate activity or corporate expense for management and administrative services that benefit all three segments. In addition, the Company does not allocate restructuring charges to the segment operating income (loss) because management does not include this information in its measurement of the performance of the operating segments. Because of this unallocated income and expense, the operating income (loss) of each reporting segment does not reflect the operating income (loss) the reporting segment would report as a stand-alone business. All amounts presented exclude the results of operations of the Company’s discontinued full-service used auto parts operation.

73 / Schnitzer Steel Industries, Inc. Form 10-K 2012

The following is a summary of the Company’s total assets as of August 31 (in thousands):

	2012	2011
Total assets:
Metals Recycling Business(1)	$1,696,296	$1,668,778
Auto Parts Business	329,327	304,060
Steel Manufacturing Business	322,398	324,596
Total segment assets	2,348,021	2,297,434
Corporate and eliminations	(584,448)	(407,265)
Total assets	$1,763,573	$1,890,169
Property, plant and equipment, net (2)	$564,185	$555,284
_____________________________

(1)	MRB total assets include $17 million as of August 31, 2012 and 2011, for investments in joint venture partnerships.

(2)	Property, plant and equipment, net includes $67 million and $49 million as of August 31, 2012 and 2011, respectively, at our Canadian locations.

74 / Schnitzer Steel Industries, Inc. Form 10-K 2012

The table below illustrates the Company’s results by reporting segment for the years ended August 31 (in thousands):

	2012	2011	2010
Metals Recycling Business:
Revenues	$2,948,707	$3,070,004	$1,979,770
Less: Intersegment revenues	(183,906)	(169,331)	(155,310)
MRB external customer revenues	2,764,801	2,900,673	1,824,460
Auto Parts Business:
Revenues	316,884	319,833	241,233
Less: Intersegment revenues	(73,974)	(78,795)	(49,538)
APB external customer revenues	242,910	241,038	191,695
Steel Manufacturing Business:
Revenues	333,227	317,483	285,085
Total revenues	$3,340,938	$3,459,194	$2,301,240
Depreciation and amortization:
Metals Recycling Business	$57,855	$49,773	$38,516
Auto Parts Business	10,920	10,131	7,568
Steel Manufacturing Business	9,436	10,782	12,879
Segment depreciation and amortization	78,211	70,686	58,963
Corporate	4,045	4,180	4,265
Total depreciation and amortization	$82,256	$74,866	$63,228
Capital expenditures:
Metals Recycling Business	$60,212	$88,917	$53,753
Auto Parts Business	7,525	7,099	4,682
Steel Manufacturing Business	5,556	3,328	3,255
Segment capital expenditures	73,293	99,344	61,690
Corporate	5,267	5,620	2,634
Total capital expenditures	$78,560	$104,964	$64,324
Reconciliation of the Company’s segment operating income (loss) to income from continuing operations before income taxes:
Metals Recycling Business(1)	$63,872	$164,646	$118,449
Auto Parts Business	33,304	64,027	51,096
Steel Manufacturing Business	(2,081)	2,562	(5,862)
Segment operating income	95,095	231,235	163,683
Restructuring charges	(5,012)	—	—
Corporate and eliminations	(36,415)	(45,271)	(37,786)
Operating income	53,668	185,964	125,897
Interest expense	(11,880)	(8,436)	(2,343)
Other income, net	1,168	3,277	1,779
Income from continuing operations before income taxes	$42,956	$180,805	$125,333
_____________________________

(1)	MRB operating income includes $2 million, $5 million and $3 million in income from joint ventures accounted for by the equity method in fiscal 2012, 2011 and 2010, respectively.

75 / Schnitzer Steel Industries, Inc. Form 10-K 2012

The following revenues from external customers are presented based on the sales destination and by major product for the years ended August 31 (in thousands):

	2012	2011	2010
Revenues based on sales destination:
Foreign	$2,284,152	$2,471,737	$1,570,936
Domestic	1,056,786	987,457	730,304
Total revenues from external customers	$3,340,938	$3,459,194	$2,301,240

Major product information:
Ferrous scrap metal	$2,117,055	$2,259,229	$1,403,354
Nonferrous scrap metal and other	647,746	641,444	421,106
Auto parts	242,910	241,038	191,695
Finished steel products	332,719	317,338	270,712
Semi-finished steel products	508	145	14,373
Total revenues from external customers	$3,340,938	$3,459,194	$2,301,240

In fiscal 2012, 2011 and 2010, there were no external customers that accounted for more than 10% of the Company’s consolidated revenues. Sales to customers in foreign countries are a significant part of the Company’s business. The schedule below identifies those foreign countries in which the Company’s sales exceeded 10% of consolidated revenues in any of the last three years ended August 31 (in thousands):

	2012	% of Revenue	2011	% of Revenue	2010	% of Revenue
China	$719,979	22.0%	$884,744	25.6%	$487,098	21.2%
Turkey	435,558	13.0%	N/A	N/A	N/A	N/A
South Korea	$397,525	12.0%	N/A	N/A	$260,456	11.3%
_____________________________

(1)	N/A - sales were less than the 10% threshold and as such not applicable.

76 / Schnitzer Steel Industries, Inc. Form 10-K 2012

Quarterly Financial Data (Unaudited)
In the opinion of management, this unaudited quarterly financial summary includes all adjustments necessary to present fairly the results for the periods represented (in thousands, except per share amounts):

	Fiscal 2012
	First	Second	Third	Fourth
Revenues	$812,176	$886,612	$879,865	$762,285
Operating income (loss)	$14,970	$17,987	$22,078	$(1,367)
Net income (loss) attributable to SSI	$7,018	$9,630	$11,241	$(485)
Basic net income (loss) per share attributable to SSI	$0.26	$0.35	$0.41	$(0.02)
Diluted net income (loss) per share attributable to SSI	$0.25	$0.35	$0.40	$(0.02)
	Fiscal 2011
	First	Second	Third	Fourth
Revenues	$675,104	$721,842	$981,062	$1,081,186
Operating income	$28,440	$45,937	$55,332	$56,255
Income (loss) from discontinued operations, net of tax	$23	$11	$282	$(417)
Net income attributable to SSI	$17,794	$30,825	$33,028	$36,708
Basic net income per share attributable to SSI	$0.65	$1.12	$1.19	$1.32
Diluted net income per share attributable to SSI	$0.64	$1.10	$1.18	$1.31

During the fourth quarter of fiscal 2012, the Company approved certain restructuring initiatives aimed at reducing operating costs, which resulted in the recognition of restructuring charges. The aggregate effect of restructuring charges recorded during the fourth quarter of fiscal 2012 was a reduction of operating income by $5 million.
During the fourth quarter of fiscal 2011, the Company recorded an adjustment to correct an error that originated in a prior period pertaining to deferred tax liabilities related to the Company’s investment in a subsidiary. The correction of this error resulted in a reduction of income tax expense and an increase to net income attributable to SSI of $3 million for the fourth quarter of fiscal 2011.

77 / Schnitzer Steel Industries, Inc. Form 10-K 2012

Schedule II – Valuation and Qualifying Accounts
For the Years Ended August 31, 2012, 2011 and 2010
(In thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Charges to cost and expenses	Deductions	Balance at end of period
Fiscal 2012
Allowance for doubtful accounts	$6,148	$688	$(2,377)	$4,459
Deferred tax valuation allowance	$589	$218	$(13)	$794
Fiscal 2011
Allowance for doubtful accounts	$6,209	$334	$(395)	$6,148
Deferred tax valuation allowance	$855	$189	$(455)	$589
Fiscal 2010
Allowance for doubtful accounts	$7,509	$(255)	$(1,045)	$6,209
Deferred tax valuation allowance	$455	$400	$—	$855

78 / Schnitzer Steel Industries, Inc. Form 10-K 2012

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2012, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
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
ITEM 9B. OTHER INFORMATION
On January 17, 2012, Donald W. Hamaker, who at the time was Senior Vice President and President of the Company’s Metals Recycling Business, gave notice of resignation of his employment with the Company effective February 3, 2012. Effective as of February 4, 2012, the Company entered into a Severance, Consultation and Non-Competition Agreement (the “Agreement”) with Mr. Hamaker to clarify and amend the severance and non-competition provisions of his Employment Agreement dated September 13, 2005, and to provide for certain post-termination services and a release of claims he may have had against the Company. The Agreement obligated Mr. Hamaker (a) for six months to make himself available for up to 40 hours per month of consulting with the Company, (b) for six months to refrain from competing against the Company in the metals recycling business, (c) for one year to refrain from soliciting employees of the Company to leave employment with the Company, (d) for an unlimited period to maintain confidentiality of information received during his employment, and (e) for an unlimited period to cooperate with the Company in defense of any claims with respect to which he has personal knowledge. In exchange for these covenants and his release of claims, the Company agreed to (i) continue his salary for six months at the rate of $23,373 per two-week pay period, (ii) pay him $14,603 that he could use to purchase health insurance benefits, and (iii) pay him a bonus of $125,000 on February 4, 2013. A copy of the Agreement is included as an exhibit hereto and incorporated herein by this reference.

79 / Schnitzer Steel Industries, Inc. Form 10-K 2012

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by Item 401 of Regulation S-K regarding directors, and information required by Items 405, 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K, will be included under “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders and is incorporated herein by reference.
Executive Officers of the Registrant

Name	Age	Office
Tamara L. Lundgren	55	President and Chief Executive Officer
Richard D. Peach	49	Senior Vice President and Chief Financial Officer
Patrick L. Christopher	47	Senior Vice President and President, Metals Recycling Business
Thomas D. Klauer, Jr.	58	Senior Vice President and President, Auto Parts Business
Jeffrey Dyck	49	Senior Vice President and President, Steel Manufacturing Business
Richard C. Josephson	64	Senior Vice President, General Counsel and Secretary
Belinda Gaye Hyde	41	Senior Vice President and Chief Human Resources Officer
David J. Mendez	45	Vice President, Corporate Controller and Principal Accounting Officer

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
Patrick L. Christopher joined us in September 2005 as Vice President and Regional Director, Northeast Region of the Metals Recycling Business and was promoted to Chief Operating Officer of the Metals Recycling Business in 2007. He became President of the Metals Recycling Business in March 2012. Prior to joining us, Mr. Christopher was Vice President of Operations for Hugo Neu Corporation, where he served in a number of roles with increasing responsibility over 15 years.
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
Belinda Gaye Hyde joined us in October 2011 as Chief Human Resources Officer. Prior to joining us, Ms. Hyde was Vice President of Human Resources with Celanese, a global specialty materials company, from 2008 to 2011. Previously, she led the talent management, development, and communications functions for Life Technologies, a biotechnology company, from 2005 to 2008. Ms. Hyde also worked at Dell Computer from 2000 to 2005 in a variety of Human Resources leadership positions. Ms. Hyde holds a B.A. in Psychology from the University of Texas at Austin and an M.A. and Ph.D. in Industrial and Organizational Psychology from the University of Houston.
David J. Mendez joined us in March 2008 as CFO of the Metals Recycling Business.  He was elected Vice President in January 2009 and became Divisional CFO MRB/APB in May 2009 and VP & CFO - Divisional Operations in November 2009 and was

80 / Schnitzer Steel Industries, Inc. Form 10-K 2012

appointed Vice President, Corporate Controller, Principal Accounting Officer in August 2012.  Mr. Mendez was Senior Vice President, Chief Financial Officer and a Director of PacifiCorp, a Western US energy utility, from 2006 to 2008.  Mr. Mendez is licensed as a Certified Public Accountant in the State of California and previously worked for PricewaterhouseCoopers.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K will be included under “Compensation of Executive Officers,” “Compensation Discussion and Analysis”, “Director Compensation”, “Corporate Governance – Assessment of Compensation Risk” and “Compensation Committee Report” in the Company’s Proxy Statement to be filed for its 2013 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management, as required by Item 403 of Regulation S-K, will be included under “Voting Securities and Principal Shareholders” in the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to securities authorized for issuance under equity compensation plans, as required by Item 201(d) of Regulation S-K, will be included under “Compensation Plan Information” in the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K will be included under “Certain Transactions” and “Corporate Governance – Director Independence” in the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding the Company’s principal accountant fees and services required by Item 9(e) of Schedule 14A will be included under “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

81 / Schnitzer Steel Industries, Inc. Form 10-K 2012

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1	The following financial statements are filed as part of this report:

The Report of Independent Registered Public Accounting Firm, the Company’s Consolidated Financial Statements, the Notes thereto and the quarterly financial data (unaudited) are on pages 43 through 76 of this report.

2	The following financial statement schedule is filed as part of this report:
Schedule II Valuation and Qualifying Accounts is on page 78 of this report.
All other schedules are omitted as the information is either not applicable or is not required.

3	The following exhibits are filed as part of this report:

3.1
2006 Restated Articles of Incorporation (as corrected December 2, 2011) of the Registrant. Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2011, and incorporated herein by reference.

3.2	Restated Bylaws of the Registrant. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 30, 2009, and incorporated herein by reference.

4.4
Rights Agreement, dated March 21, 2006, between the Registrant and Wells Fargo Bank, N.A. Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2006, and incorporated herein by reference.

4.5
Second Amended and Restated Credit Agreement, dated February 9, 2011, between the Registrant, Bank of America, NA, and the Other Lenders Party Thereto. Filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2011, and incorporated herein by reference.

4.6
Amendment, dated as of April 11, 2012, to Second Amended and Restated Credit Agreement, dated as of February 9, 2011, among Schnitzer Steel Industries, Inc., as US Borrower, and Schnitzer Steel BC, Inc., Schnitzer Steel Pacific, Inc., as Canadian Borrowers, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 16, 2012, and incorporated herein by reference.

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

82 / Schnitzer Steel Industries, Inc. Form 10-K 2012

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

83 / Schnitzer Steel Industries, Inc. Form 10-K 2012

*10.22	Form of Indemnity Agreement for Directors and Executive Officers. Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 28, 2006, and incorporated herein by reference.

*10.23
Fiscal 2011 Annual Performance Bonus Program for John D. Carter and Tamara L. Lundgren. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2010 and incorporated herein by reference.

*10.24
Amendment No. 1 dated June 29, 2011 to Amended and Restated Employment Agreement by and between the Registrant and Tamara L. Lundgren dated October 29, 2008. Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 2011 and incorporated herein by reference.

*10.25
Amended and Restated Employment Agreement by and between the Registrant and John D. Carter dated June 29, 2011. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2011 and incorporated herein by reference.

*10.26
Form of Waiver of Annual Incentive dated as of August 28, 2012 executed by executive officers as a condition of receipt of stock options. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 31, 2012, and incorporated herein by reference.

*10.27
Form of Non-Statutory Stock Option Agreement used for premium-priced option grants to executive officers on August 28, 2012 under the 1993 Stock Incentive Plan. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 31, 2012, and incorporated herein by reference.

*10.28
Form of Restricted Stock Unit Award Agreement used for award to chief executive officer on August [30], 2012 under the 1993 Stock Incentive Plan. Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 31, 2012, and incorporated herein by reference.

*10.29	Employment Agreement by and between the Registrant and Patrick L. Christopher dated March 13, 2012.

*10.30
Employment Agreement, dated September 13, 2005, between Donald Hamaker and the Registrant. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 19, 2005, and incorporated herein by reference.

*10.31	Severance, Consultation and Non-Competition Agreement, dated as of February 4, 2012, between Donald W. Hamaker and the Registrant.

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Schnitzer Steel Industries, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the year ended August 31, 2012, 2011 and 2010, (ii) Consolidated Balance Sheets as of August 31, 2012, and August 31, 2011, (iii) Consolidated Statements of Cash Flows for the year ended August 31, 2012, 2011 and 2010, and (iv) the Notes to Consolidated Financial Statements.(1)

*Management contract or compensatory plan or arrangement.

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

84 / Schnitzer Steel Industries, Inc. Form 10-K 2012

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

85 / Schnitzer Steel Industries, Inc. Form 10-K 2012

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
Dated: October 25, 2012	By:	/s/ RICHARD D. PEACH
Richard D. Peach
Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on October 25, 2012 in the capacities indicated.

Signature	Title

Principal Executive Officer:

/s/ TAMARA L. LUNDGREN	President and Chief Executive Officer
Tamara L. Lundgren

Principal Financial Officer:

/s/ RICHARD D. PEACH	Senior Vice President and Chief Financial Officer
Richard D. Peach

Principal Accounting Officer:

/s/ DAVID J. MENDEZ	Vice President, Corporate Controller and Principal Accounting Officer
David J. Mendez

Directors: *DAVID J. ANDERSON	Director

David J. Anderson

*JOHN D. CARTER	Director
John D. Carter

*WILLIAM A. FURMAN	Director
William A. Furman

*JUDITH A. JOHANSEN	Director
Judith A. Johansen

*WAYLAND R. HICKS	Director
Wayland R. Hicks

86 / Schnitzer Steel Industries, Inc. Form 10-K 2012

Signature	Title

*WILLIAM D. LARSSON	Director
William D. Larsson

*SCOTT LEWIS	Director
Scott Lewis

*KENNETH M. NOVACK	Director
Kenneth M. Novack

*By:	/s/ RICHARD D. PEACH
Attorney-in-fact, Richard D. Peach

87 / Schnitzer Steel Industries, Inc. Form 10-K 2012