Form 10-Q
period 2012-11-30
SCHNITZER STEEL INDUSTRIES INC
filed 2013-01-08
CIK 912603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended November 30, 2012
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
Yes  ☐    No  ☒
The Registrant had 25,681,272 shares of Class A common stock, par value of $1.00 per share, and 719,823 shares of Class B common stock, par value of $1.00 per share, outstanding as of January 3, 2013.

SCHNITZER STEEL INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	November 30, 2012	August 31, 2012
Assets
Current assets:
Cash and cash equivalents	$24,404	$89,863
Accounts receivable, net of allowance for doubtful accounts of $1,038 and $4,459	152,860	137,313
Inventories, net	302,626	246,992
Deferred income taxes	5,458	6,362
Refundable income taxes	6,269	7,671
Prepaid expenses and other current assets	23,764	28,618
Total current assets	515,381	516,819
Property, plant and equipment, net of accumulated depreciation of $553,099 and $535,728	564,110	564,185
Investments in joint venture partnerships	16,339	17,126
Goodwill	634,451	635,491
Intangibles, net of accumulated amortization of $20,262 and $19,023	14,544	15,778
Other assets	14,379	14,174
Total assets	$1,759,204	$1,763,573
Liabilities and Equity
Current liabilities:
Short-term borrowings	$9,169	$683
Accounts payable	97,331	115,007
Accrued payroll and related liabilities	19,741	22,130
Environmental liabilities	2,261	2,185
Accrued income taxes	47	38
Other accrued liabilities	37,911	38,799
Total current liabilities	166,460	178,842
Deferred income taxes	86,068	85,447
Long-term debt, net of current maturities	345,797	334,629
Environmental liabilities, net of current portion	44,939	44,874
Other long-term liabilities	11,585	11,837
Total liabilities	654,849	655,629
Commitments and contingencies (Note 6)
Redeemable noncontrolling interest	23,602	22,248
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 25,684 and 25,219 shares issued and outstanding	25,684	25,219
Class B common stock – 25,000 shares $1.00 par value authorized, 720 and 1,113 shares issued and outstanding	720	1,113
Additional paid-in capital	3,171	816
Retained earnings	1,049,399	1,056,024
Accumulated other comprehensive loss	(3,629)	(2,589)
Total SSI shareholders’ equity	1,075,345	1,080,583
Noncontrolling interests	5,408	5,113
Total equity	1,080,753	1,085,696
Total liabilities and equity	$1,759,204	$1,763,573
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended November 30,
	2012	2011
Revenues	$592,820	$812,176
Operating expense:
Cost of goods sold	541,884	742,215
Selling, general and administrative	47,995	55,992
Loss (income) from joint ventures	135	(1,001)
Restructuring charges	1,593	—
Operating income	1,213	14,970
Interest expense	(2,017)	(3,271)
Other income (expense), net	321	(393)
Income (loss) before income taxes	(483)	11,306
Income tax expense	(960)	(3,561)
Net income (loss)	(1,443)	7,745
Net income attributable to noncontrolling interests	(228)	(727)
Net income (loss) attributable to SSI	$(1,671)	$7,018

Net income (loss) per share attributable to SSI - basic	$(0.06)	$0.26
Net income (loss) per share attributable to SSI - diluted	$(0.06)	$0.25
Weighted average number of common shares:
Basic	26,567	27,451
Diluted	26,567	27,715
Dividends declared per common share	$0.188	$0.017
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended November 30,
	2012	2011
Net income (loss)	$(1,443)	$7,745
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments(1)	(1,258)	(6,438)
Cash flow hedges, net(2)	17	—
Pension obligations, net(3)	375	67
Total other comprehensive loss, net of tax	(866)	(6,371)
Comprehensive income (loss)	(2,309)	1,374
Less amounts attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	(228)	(727)
Foreign currency translation adjustment attributable to redeemable noncontrolling interest	(174)	(377)
Total amounts attributable to noncontrolling interests	(402)	(1,104)
Comprehensive income (loss) attributable to SSI	$(2,711)	$270
_____________________________

(1)	Net of tax benefit of $(91) and $(468) for each respective period.

(2)	Net of tax expense of $24 and $0 for each respective period.

(3)	Net of tax expense of $216 and $39 for each respective period.

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended November 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(1,443)	$7,745
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	20,899	20,346
Deferred income taxes	2,261	906
Undistributed equity in earnings of joint ventures	(40)	(963)
Share-based compensation expense	4,210	4,613
Excess tax benefit from share-based payment arrangements	—	(413)
(Gain) loss on disposal of assets	226	(116)
Unrealized foreign exchange loss, net	46	272
Bad debt recoveries	(1,573)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(20,010)	8,278
Inventories	(50,776)	(74,117)
Income taxes	903	(20,126)
Prepaid expenses and other current assets	1,173	(1,148)
Intangibles and other long-term assets	298	(1,079)
Accounts payable	(10,429)	(19,193)
Accrued payroll and related liabilities	(1,950)	(14,745)
Other accrued liabilities	(3,687)	3,452
Environmental liabilities	(74)	(312)
Other long-term liabilities	(303)	(81)
Distributed equity in earnings of joint ventures	735	525
Net cash used in operating activities	(59,534)	(86,156)
Cash flows from investing activities:
Capital expenditures	(26,675)	(25,551)
Joint venture receipts, net	222	353
Proceeds from sale of assets	532	251
Net cash used in investing activities	(25,921)	(24,947)
Cash flows from financing activities:
Proceeds from line of credit	135,500	173,000
Repayment of line of credit	(127,000)	(159,000)
Borrowings from long-term debt	72,742	294,212
Repayment of long-term debt	(61,449)	(214,396)
Repurchase of Class A common stock	—	(3,117)
Taxes paid related to net share settlement of share-based payment arrangements	(1,104)	(840)
Excess tax benefit from share-based payment arrangements	—	413
Contributions from noncontrolling interest	1,970	454
Distributions to noncontrolling interest	(375)	(1,477)
Dividends paid	—	(468)
Net cash provided by financing activities	20,284	88,781
Effect of exchange rate changes on cash	(288)	(151)
Net decrease in cash and cash equivalents	(65,459)	(22,473)
Cash and cash equivalents as of beginning of period	89,863	49,462
Cash and cash equivalents as of end of period	$24,404	$26,989
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements of Schnitzer Steel Industries, Inc. (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. Management suggests that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2012. The results for the three months ended November 30, 2012 and 2011 are not necessarily indicative of the results of operations for the entire year.

Accounting Changes
In June 2011, the Financial Accounting Standards Board (“FASB”) issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. No changes were made to the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, or to the calculation and presentation of earnings (loss) per share. The Company adopted the new requirement in the first quarter of fiscal 2013 with no impact on the Company’s Unaudited Condensed Consolidated Financial Statements except for the change in presentation. The Company has chosen to present a separate statement of comprehensive income.

Cash and Cash Equivalents
Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding checks in excess of funds on deposit of $30 million as of November 30, 2012 and $38 million as of August 31, 2012.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The majority of cash and cash equivalents are maintained with two major financial institutions (Bank of America and Wells Fargo Bank, N.A.). Balances in these institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250,000 as of November 30, 2012. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, letters of credit, cash deposits and monitoring procedures. The Company is exposed to a residual credit risk with respect to open letters of credit by virtue of the possibility of the failure of a bank providing a letter of credit. The Company had $54 million and $37 million of open letters of credit relating to accounts receivable as of November 30, 2012 and August 31, 2012, respectively.

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

Fair Value Measurements
Fair value is measured using inputs from the three levels of the fair value hierarchy. Classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are described as follows:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets and liabilities.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the determination of the fair value of the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs that are significant to the determination of the fair value of the asset or liability.

When developing the fair value measurements, the Company uses quoted market prices whenever available or seeks to maximize the use of observable inputs and minimize the use of unobservable inputs when quoted market prices are not available. See Note 8 - Redeemable Noncontrolling Interest and Note 11 - Derivative Financial Instruments for further detail.

Derivatives
The Company records derivative instruments in other assets or other liabilities in the Unaudited Condensed Consolidated Balance Sheets at fair value and changes in the fair value are either recognized in accumulated other comprehensive income (loss) in the Unaudited Condensed Consolidated Balance Sheets or net income (loss) in the Unaudited Condensed Consolidated Statements of Operations, as applicable, depending on the nature of the underlying exposure, whether the derivative has been designated as a hedge, and if designated as a hedge, the extent to which the hedge is effective. Amounts included in accumulated other comprehensive income (loss) are reclassified to earnings in the period in which earnings are impacted by the hedged items or in the period that the hedged transaction is deemed no longer likely to occur. For cash flow hedges, a formal assessment is made, both at the hedge’s inception and on an ongoing basis, to determine whether the derivatives that are designated as hedging instruments have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. To the extent the hedge is determined to be ineffective, the ineffective portion is immediately recognized in earnings. When available, quoted market prices or prices obtained through external sources are used to measure a derivative instrument’s fair value. The fair value of these instruments is a function of underlying forward commodity prices, related volatility, counterparty creditworthiness and duration of the contracts. Cash flows from derivatives are recognized in the Unaudited Condensed Consolidated Statements of Cash Flows in a manner consistent with the underlying transactions. See Note 11 - Derivative Financial Instruments.

Derivative contracts for commodities used in normal business operations that are settled by physical delivery, among other criteria, are eligible for and may be designated as normal purchases and normal sales. Contracts that qualify as normal purchases or normal sales are not marked-to-market. The Company does not use derivative instruments for trading or speculative purposes.

Restructuring Charges
Restructuring charges consist of severance, contract termination and other exit costs. A liability for severance costs is typically recognized when the plan of termination has been communicated to the affected employees and is measured at its fair value at the communication date. Contract termination costs consist primarily of costs that will continue to be incurred under operating leases for their remaining terms without economic benefit to the Company. A liability for contract termination costs is recognized at the date the Company ceases using the rights conveyed by the lease contract and is measured at its fair value, which is determined based on the remaining contractual lease rentals reduced by estimated sublease rentals. A liability for other exit costs is measured at its fair value in the period in which the liability is incurred. See Note 7 - Restructuring Charges for further detail.
Redeemable Noncontrolling Interest
The Company has issued common stock of one of its subsidiaries to a noncontrolling interest holder of that subsidiary that is redeemable both at the option of the holder and upon the occurrence of an event that is not solely within the Company’s control. Since redemption of the noncontrolling interest is outside of the Company’s control, this interest is presented on the Unaudited Condensed Consolidated Balance Sheets in the mezzanine section under the caption redeemable noncontrolling interest. If the interest were to be redeemed, the Company would be required to purchase all of such interest at fair value on the date of redemption. The redeemable noncontrolling interest is presented at the greater of its carrying amount (adjusted for the noncontrolling interest’s share of the allocation of income or loss of the subsidiary, dividends to and contributions from the noncontrolling interest) or its fair value as of each measurement date. Any adjustments to the carrying amount of the redeemable noncontrolling interest for changes in fair value prior to exercise of the redemption option will be recorded to retained earnings. See Note 8 - Redeemable Noncontrolling Interest for further detail.

Reclassifications
Certain prior year amounts have been reclassified within operating expenses and other income (expense) in the Unaudited Condensed Statements of Operations and cash flows from operating activities in the Unaudited Condensed Statements of Cash Flows to conform to the current period presentation. These changes had no impact on previously reported operating income, net income or net cash used in operating activities.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Recent Accounting Pronouncements

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

In July 2012, an accounting standards update was issued that simplifies how an entity tests indefinite-lived intangible assets for impairment by allowing an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. The Company intends to early adopt this standard for the annual impairment test to be performed in the second quarter of fiscal 2013. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 3 - Inventories, net

Inventories, net consisted of the following (in thousands):

	November 30, 2012	August 31, 2012
Processed and unprocessed scrap metal	$209,067	$152,930
Semi-finished steel products (billets)	4,950	7,328
Finished goods	51,797	49,988
Supplies	36,812	36,746
Inventories, net	$302,626	$246,992

Note 4 - Business Combinations

In December 2012, the Company made the following acquisitions:

•
The Company acquired substantially all of the assets of Ralph’s Auto Supply (B.C.) Ltd., a used auto parts business with four stores in Richmond and Surrey, British Columbia, which expanded the Auto Parts Business (“APB”)’s presence in Western Canada and is near the Metals Recycling Business’ operations in Surrey, British Columbia.

•
The Company acquired substantially all of the assets of U-Pick-It, a used auto parts business with two stores in the Kansas City metropolitan area in Missouri and Kansas, which expanded APB’s presence in the Midwestern U.S.

•
The Company acquired all of the equity interests of Freetown Self Serve Used Auto Parts, LLC, Freetown Transfer Facility, LLC, Millis Used Auto Parts, Inc. and Millis Industries, Inc., which together operated a used auto parts business with two stores in Massachusetts. This acquisition established a new APB presence in the Northeast near our Metals Recycling Business’ operations.

The aggregate consideration paid for these acquisitions was $23 million. As of January 8, 2013, the initial accounting for determining the acquisition-date fair value for each major class of assets acquired, including goodwill, and liabilities assumed was not yet complete. These acquisitions, individually or in the aggregate, are not material to the Company’s financial position or results of operations, and thus pro forma information is not presented.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Goodwill

The gross changes in the carrying amount of goodwill by reporting segment for the three months ended November 30, 2012 were as follows (in thousands):

	Metals Recycling Business	Auto Parts Business	Total
Balance as of August 31, 2012	$471,954	$163,537	$635,491
Purchase accounting adjustments	(2)	—	(2)
Foreign currency translation adjustment	(904)	(134)	(1,038)
Balance as of November 30, 2012	$471,048	$163,403	$634,451

There were no accumulated goodwill impairment charges as of November 30, 2012.

Note 6 - Commitments and Contingencies

The Company evaluates the adequacy of its environmental liabilities on a quarterly basis. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which liabilities were established.

Changes in the Company’s environmental liabilities for the three months ended November 30, 2012 were as follows (in thousands):

Reporting Segment	Balance as of August 31, 2012	Liabilities Established (Released), Net	Payments and Other	Balance as of November 30, 2012	Short-Term	Long-Term
Metals Recycling Business	$30,859	$165	$(124)	$30,900	$1,707	$29,193
Auto Parts Business	16,200	100	—	16,300	554	15,746
Total	$47,059	$265	$(124)	$47,200	$2,261	$44,939

Metals Recycling Business (“MRB”)
As of November 30, 2012, MRB had environmental liabilities of $31 million for the potential remediation of locations where it has conducted business and has environmental liabilities from historical or recent activities.

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

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Other MRB Sites
As of November 30, 2012, the Company had environmental liabilities related to various MRB sites other than Portland Harbor of $30 million. The liabilities relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues and were not individually material at any site. No material environmental compliance enforcement proceedings are currently pending related to these sites.

Auto Parts Business
As of November 30, 2012, the Company had environmental liabilities related to various APB sites of $16 million. The liabilities relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues and were not individually material at any site. No material environmental compliance enforcement proceedings are currently pending related to these sites.

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

SMB had no environmental liabilities as of November 30, 2012.

Other than the Portland Harbor Superfund site, which is discussed above, management currently believes that adequate provision has been made for the potential impact of these issues and that the ultimate outcomes will not have a material adverse effect on

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
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

Note 7 - Restructuring Charges
In the fourth quarter of fiscal 2012, the Company undertook a number of restructuring initiatives designed to extract greater synergies from the significant acquisitions and technology investments made in fiscal 2011, realign the Company’s organization to support its future growth and decrease operating expenses by streamlining functions and reducing organizational layers, including achieving greater synergies between MRB and APB. These initiatives are expected to be substantially complete by the end of fiscal 2013.

The Company expects that total pre-tax charges pursuant to these restructuring initiatives will be approximately $11 million. Of this amount, $7 million were incurred through the first quarter of fiscal 2013, with the balance expected to be incurred by the end of fiscal 2013. The Company expects that the vast majority of the restructuring charges will require cash payments.

The following illustrates the reconciliation of the restructuring liability by major type of costs for the three months ended November 30, 2012 (in thousands):

	Balance as of August 31, 2012	Charges	Payments and Other	Balance as of November 30, 2012	Total Charges to Date	Total Expected Charges
Severance costs	$2,477	$939	$(2,548)	$868	$3,680	$4,000
Contract termination costs	414	5	(59)	360	445	4,100
Other exit costs	64	649	(693)	20	2,480	2,600
Total	$2,955	$1,593	$(3,300)	$1,248	$6,605	$10,700

Restructuring charges by operating segment were as follows (in thousands):

	As of November 30, 2012
	Current Period Charges	Total Charges to Date	Total Expected Charges
Metals Recycling Business	$550	$2,209	$2,400
Auto Parts Business	187	420	600
Unallocated (Corporate)	856	3,976	7,700
Total	$1,593	$6,605	$10,700
Note 8 - Redeemable Noncontrolling Interest

In March 2011, the Company, through a wholly-owned acquisition subsidiary, acquired substantially all of the metals recycling business assets of Amix Salvage & Sales Ltd. As part of the purchase consideration, the Company issued the seller common shares equal to 20% of the issued and outstanding capital stock of the Company’s acquisition subsidiary. Under the terms of an agreement related to the acquisition, the noncontrolling interest holder has the right to require the Company to purchase its interest in the Company’s acquisition subsidiary for fair value. The noncontrolling interest becomes redeemable within 60 days after the later of (i) the third anniversary of the date of the acquisition and (ii) the date on which certain principals of the minority shareholder are no longer employed by the Company. As of November 30, 2012, the noncontrolling interest was 19% of the outstanding capital stock of the subsidiary and the conditions for redemption had not been met.

As of November 30, 2012, the noncontrolling interest was presented at its adjusted carrying value of $24 million, which approximates its fair value. The Company determines fair value using Level 3 inputs under the fair value hierarchy using an income approach based on a discounted cash flow analysis. The determination of fair value requires management to apply significant judgment in formulating estimates and assumptions used in the discounted cash flow model, including primarily revenue growth

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

rates driven by future commodity prices and volume expectations, operating margins, capital expenditures, working capital requirements, terminal year growth rates and an appropriate discount rate. The present value of future cash flows is determined using a market-based weighted average cost of capital of 12.8%, including a subject-company risk premium. The subsidiary is presently undertaking significant investments to install a shredder and related processing and sorting equipment. As a result, projections of future cash flows assume volumes and earnings will grow above historical levels once construction activity is complete and the new equipment is put in service. The terminal year growth rate used in the discounted cash flow model is 2%. The Company also used a market approach based on earnings multiple data to corroborate the fair value estimate of the noncontrolling interest determined using the discounted cash flow model.

Significant increases (decreases) in the revenue growth rate driven by commodity prices and volume expectations and the terminal growth rate would result in a significantly higher (lower) fair value measurement. A significant decrease (increase) in the market-based weighted average cost of capital would result in a significantly higher (lower) fair value measurement.

Following is a reconciliation of the changes in the redeemable noncontrolling interest for the three months ended November 30, 2012 and 2011 (in thousands):

	2012	2011
Balances - September 1 (Beginning of period)	$22,248	$19,053
Net loss attributable to noncontrolling interest	(442)	(207)
Currency translation adjustment	(174)	(377)
Capital contributions from noncontrolling interest holder	1,970	467
Balances - November 30 (End of period)	$23,602	$18,936

Note 9 - Changes in Equity

The following is a summary of the changes in equity for the three months ended November 30, 2012 and 2011 (in thousands):

	Fiscal 2013			Fiscal 2012
	SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity	SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balances - September 1 (Beginning of period)	$1,080,583	$5,113	$1,085,696	$1,094,712	$6,524	$1,101,236
Net income (loss)(1)	(1,671)	670	(1,001)	7,018	934	7,952
Other comprehensive loss, net of tax(2)	(1,040)	—	(1,040)	(6,748)	—	(6,748)
Distributions to noncontrolling interests	—	(375)	(375)	—	(1,477)	(1,477)
Share repurchases	—	—	—	(3,117)	—	(3,117)
Restricted stock withheld for taxes	(1,104)	—	(1,104)	(840)	—	(840)
Share-based compensation	4,210	—	4,210	5,210	—	5,210
Excess tax (deficiency) benefit from stock options exercised and restricted stock units vested	(681)	—	(681)	413	—	413
Cash dividends ($0.188 and $0.017 per share)	(4,952)	—	(4,952)	(463)	—	(463)
Balances - November 30 (End of period)	$1,075,345	$5,408	$1,080,753	$1,096,185	$5,981	$1,102,166
_____________________________

(1)
Net income attributable to noncontrolling interests for the three months ended November 30, 2012 and 2011 excludes net losses of $(442) thousand and $(207) thousand, respectively, allocable to the redeemable noncontrolling interest, which is reported in the mezzanine section of the Unaudited Condensed Consolidated Balance Sheets. See Note 8 - Redeemable Noncontrolling Interest.

(2)
Other comprehensive loss, net of tax for the three months ended November 30, 2012 and 2011 excludes $(174) thousand and $(377) thousand, respectively, relating to foreign currency translation adjustments for the redeemable noncontrolling interest, which is reported in the mezzanine section of the Unaudited Condensed Consolidated Balance Sheets. See Note 8 - Redeemable Noncontrolling Interest.

SCHNITZER STEEL INDUSTRIES, INC.

Note 10 - Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

	November 30, 2012	August 31, 2012
Foreign currency translation adjustments	$2,226	$3,658
Pension obligations, net	(5,731)	(6,106)
Cash flow hedges, net	(124)	(141)
Total accumulated other comprehensive loss	$(3,629)	$(2,589)
Note 11 - Derivative Financial Instruments

Foreign Currency Exchange Rate Risk Management
To manage exposure to foreign exchange rate risk, the Company may enter into foreign currency forward contracts to stabilize the U.S. dollar amount of the transaction at settlement. When such contracts are not designated as hedging instruments for accounting purposes, the realized and unrealized gains and losses on settled and unsettled forward contracts measured at fair value are recognized as other income or expense in the Unaudited Condensed Consolidated Statements of Operations.
The Company entered into forward contracts to mitigate exposure to exchange rate fluctuations on Euro-denominated fixed asset purchases, which were designated as qualifying cash flow hedges for accounting purposes. These foreign currency forward contracts are measured using forward exchange rates based on observable exchange rates quoted in an active market and are classified as Level 2 fair value measurements under the fair value hierarchy. In the first quarter of fiscal 2012, the Company determined that certain forecasted transactions were no longer probable, de-designated these contracts as hedges and subsequently terminated the contracts. The nominal amount and fair value of forward contracts, the amounts reclassified from accumulated other comprehensive income (loss) and the realized losses recorded in other income (expense), net were not material to the Unaudited Condensed Consolidated Financial Statements for all periods presented.

Note 12 - Share-based Compensation

In the first quarter of fiscal 2013, as part of the annual awards under the Company’s Long-Term Incentive Plan, the Compensation Committee granted 209,639 restricted stock units (“RSU”) to its key employees and officers under the Company’s 1993 Stock Incentive Plan. The RSUs have a five-year term and vest 20% per year commencing June 1, 2013. The fair value of the RSUs granted is based on the market closing price of the underlying Class A common stock on the date of grant and totaled $6 million. The compensation expense associated with the RSUs is recognized over the requisite service period of the awards, net of forfeitures.

Note 13 - Income Taxes

The effective tax rate for the Company’s operations for the three months ended November 30, 2012 and 2011 was (198.8)% and 31.5%, respectively.

A reconciliation of the difference between the federal statutory rate and the Company’s effective rate is as follows:

	Three Months Ended November 30,
	2012	2011
Federal statutory rate	35.0%	35.0%
State taxes, net of credits	7.1	1.3
Foreign income taxed at different rates	(1.0)	(1.6)
Section 199 deduction	4.6	(1.7)
Non-deductible officers’ compensation	(1.1)	0.7
Noncontrolling interests	48.5	(2.0)
Research and development credits	21.7	—
Valuation allowance on deferred tax assets	(312.1)	—
Other	(1.5)	(0.2)
Effective tax rate	(198.8)%	31.5%

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the first quarter of fiscal 2013, the Company recorded an expense of $2 million to recognize a valuation allowance on deferred tax assets of a foreign subsidiary as a result of negative evidence, including recent losses at the subsidiary, outweighing the more subjective positive evidence, thus indicating that it is more likely than not that the associated tax benefit will not be realized in the future.

The Company files federal and state income tax returns in the U.S. and foreign tax returns in Puerto Rico and Canada. The federal statute of limitations has expired for fiscal 2009 and prior years. The Canadian and several state tax authorities are currently examining returns for fiscal years 2005 to 2009.

Note 14 - Net Income (Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income (loss) per share attributable to SSI (in thousands):

	Three Months Ended November 30,
	2012	2011
Net income (loss)	$(1,443)	$7,745
Net income attributable to noncontrolling interests	(228)	(727)
Net income (loss) attributable to SSI	(1,671)	7,018
Computation of shares:
Weighted average common shares outstanding, basic	26,567	27,451
Incremental common shares attributable to dilutive stock options, performance share awards, DSUs and RSUs	—	264
Weighted average common shares outstanding, diluted	26,567	27,715

Common stock equivalent shares of 864,874 and 351,074 were considered antidilutive and were excluded from the calculation of diluted net income (loss) per share for the three months ended November 30, 2012 and 2011, respectively.

Note 15 - Related Party Transactions

The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $6 million and $10 million for the three months ended November 30, 2012 and 2011. Payments from these joint ventures were less than $1 million for the three months ended November 30, 2012 and 2011. The Company owed $3 million and $2 million to joint ventures as of November 30, 2012 and August 31, 2012.

In connection with the acquisition of the metals recycling business assets of Amix Salvage & Sales Ltd. in March 2011, the Company entered into a series of agreements to obtain barging and other services and lease property with entities owned by the minority shareholder of the Company’s subsidiary that operates its MRB facilities in Vancouver, British Columbia and Alberta, Canada. The Company paid less than $1 million and $3 million, primarily for barging services, under these agreements for the three months ended November 30, 2012 and 2011, respectively. Amounts payable to entities affiliated with this minority shareholder were less than $1 million as of November 30, 2012 and August 31, 2012.

In connection with the acquisition of a metals recycling business in fiscal 2011, the Company entered into an agreement with the selling parties, one of which is an employee of the Company, whereby the selling parties agreed to indemnify the Company for property improvements in excess of a contractually defined threshold on property owned by the selling parties and leased to the Company. The Company recognized an amount receivable from the selling parties of $1 million as of August 31, 2012 under the agreement, for which payment was received in the first quarter of fiscal 2013.

Thomas D. Klauer, Jr., President of the Company’s Auto Parts Business, is the sole shareholder of a corporation that is the 25% minority partner in a partnership in which the Company is the 75% partner and which operates five self-service stores in Northern California. Mr. Klauer’s 25% share of the profits of this partnership totaled less than $1 million and $1 million for the three months ended November 30, 2012 and 2011, respectively. The partnership leases properties from entities in which Mr. Klauer has ownership interests under agreements that expire in December 2015 with options to renew the leases, upon expiration, for multiple five-year periods. The rent paid by the partnership to the entities in which Mr. Klauer has ownership interests was less than $1 million for the three months ended November 30, 2012 and 2011.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Certain members of the Schnitzer family own significant interests in, or are related to owners of, MMGL Corp (“MMGL”, formerly known as Schnitzer Investment Corp.), which is engaged in the real estate business and was a subsidiary of the Company prior to 1989. MMGL is considered a related party for financial reporting purposes. The Company and MMGL are both potentially responsible parties with respect to Portland Harbor, which has been designated as a Superfund site since December 2000. The Company and MMGL have worked together in response to Portland Harbor matters, and the Company has paid all of the legal and consulting fees for the joint defense, in part due to its environmental indemnity obligation to MMGL with respect to the Portland scrap metal operations property. As these costs have increased substantially in the last two years, the Company and MMGL have agreed to an equitable cost sharing arrangement with respect to defense costs under which MMGL will pay 50% of the legal and consulting costs, net of insurance recoveries. The amounts receivable from (payable to) MMGL vary from period to period because of the timing of incurring legal and consulting fees, payments for cost reimbursements and insurance recoveries. Amounts receivable from MMGL under this agreement were less than $1 million as of November 30, 2012 and August 31, 2012.

Note 16 - Segment Information

The accounting standards for reporting information about operating segments define operating segments as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company is organized by line of business. While the Chief Executive Officer evaluates results in a number of different ways, the line of business management structure is the primary basis for which the allocation of resources and financial results are assessed. Under the aforementioned criteria, the Company operates in three operating and reporting segments: metal purchasing, processing, recycling and selling (MRB), used auto parts (APB) and mini-mill steel manufacturing (SMB). Additionally, the Company is a noncontrolling partner in joint ventures, which are either in the metals recycling business or are suppliers of unprocessed metal.

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

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision maker for the purpose of corporate management. The Company uses operating income to measure segment performance. The Company does not allocate corporate interest income and expense, income taxes, other income and expenses related to corporate activity or corporate expense for management and administrative services that benefit all three segments. In addition, the Company does not allocate restructuring charges to the segment operating income because management does not include this information in its measurement of the performance of the operating segments. Because of this unallocated income and expense, the operating income of each reporting segment does not reflect the operating income the reporting segment would report as a stand-alone business.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below illustrates the Company’s operating results by reporting segment (in thousands):

	Three Months Ended November 30,
	2012	2011
Revenues:
Metals Recycling Business:
Revenues	$494,461	$728,438
Less: Intersegment revenues	(47,255)	(58,696)
MRB external customer revenues	447,206	669,742
Auto Parts Business:
Revenues	69,555	84,054
Less: Intersegment revenues	(15,970)	(21,522)
APB external customer revenues	53,585	62,532
Steel Manufacturing Business:
Revenues	92,029	79,902
Total revenues	$592,820	$812,176

The table below illustrates the reconciliation of the Company’s segment operating income to income (loss) before income taxes (in thousands):

	Three Months Ended November 30,
	2012	2011
Metals Recycling Business	$5,654	$13,099
Auto Parts Business	6,364	10,442
Steel Manufacturing Business	3,404	1,218
Segment operating income	15,422	24,759
Restructuring charges	(1,593)	—
Corporate and eliminations	(12,616)	(9,789)
Operating income	1,213	14,970
Interest expense	(2,017)	(3,271)
Other income (expense), net	321	(393)
Income (loss) before income taxes	$(483)	$11,306

The following is a summary of the Company’s total assets by reporting segment (in thousands):

	November 30, 2012	August 31, 2012
Metals Recycling Business(1)	$1,680,808	$1,696,296
Auto Parts Business	337,734	329,327
Steel Manufacturing Business	325,741	322,398
Total segment assets	2,344,283	2,348,021
Corporate and eliminations	(585,079)	(584,448)
Total assets	$1,759,204	$1,763,573
_____________________________

(1)	MRB total assets include $16 million and $17 million as of November 30, 2012 and August 31, 2012, respectively, for investments in joint venture partnerships.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section includes a discussion of our operations for the three months ended November 30, 2012 and 2011. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2012 and the Unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in Part I, Item 1 of this report.
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
Forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding our expectations, intentions, beliefs and strategies regarding the future, including statements regarding trends, cyclicality and changes in the markets we sell into; strategic direction; changes to manufacturing and production processes; the cost of compliance with environmental and other laws; expected tax rates, deductions and credits; the realization of deferred tax assets; planned capital expenditures; liquidity positions; ability to generate cash from operations; the potential impact of adopting new accounting pronouncements; expected results, including pricing, sales volumes and profitability; obligations under our retirement plans; savings or additional costs from business realignment and cost containment programs; and the adequacy of accruals.
When used in this report, the words “believes,” “expects,” “anticipates,” “intends,” “assumes,” “estimates,” “evaluates,” “may,” “could,” “opinions,” “forecasts,” “future,” “forward,” “potential,” “probable,” and similar expressions are intended to identify forward-looking statements.
We may make other forward-looking statements from time to time, including in press releases and public conference calls. All forward-looking statements we make are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements, except as may be required by law. Our business is subject to the effects of changes in domestic and global economic conditions and a number of other risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in Item 1A. Risk Factors of Part I in our Annual Report on Form 10-K for the year ended August 31, 2012. Examples of these risks include: potential environmental cleanup costs related to the Portland Harbor Superfund site; the impact of general economic conditions; volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; difficulties associated with acquisitions and integration of acquired businesses; the impact of goodwill impairment charges; the realization of expected cost reductions related to restructuring initiatives; the inability of customers to fulfill their contractual obligations; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and existing credit facilities; restrictions on our business and financial covenants under our bank credit agreement; the impact of the consolidation in the steel industry; the impact of imports of foreign steel into the U.S.; inability to realize expected benefits from investments in technology; freight rates and availability of transportation; product liability claims; costs associated with compliance with environmental regulations; the adverse impact of climate change; inability to obtain or renew business licenses and permits; compliance with greenhouse gas emission regulations; reliance on employees subject to collective bargaining agreements; and the impact of the underfunded status of multiemployer plans in which we participate.

General
Founded in 1906, Schnitzer Steel Industries, Inc., an Oregon corporation, is one of the nation’s largest recyclers of ferrous and nonferrous scrap metal, a leading recycler of used and salvaged vehicles and a manufacturer of finished steel products.

We operate in three reporting segments: the Metals Recycling Business (“MRB”), the Auto Parts Business (“APB”) and the Steel Manufacturing Business (“SMB”), which collectively provide an end-of-life cycle solution for a variety of products through our integrated businesses. We use operating income to measure our segment’ performance. Restructuring charges are not allocated to segment operating income because we do not include this information in our measurement of the segments’ performance. Corporate expense consists primarily of unallocated expense for management and administrative services that benefit all three reporting segments. As a result of this unallocated expense, the operating income of each reporting segment does not reflect the operating income the reporting segment would report as a stand-alone business. For further information regarding our reporting segments,

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

see Note 16 - Segment Information in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

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

Executive Overview of Financial Results for the First Quarter of Fiscal 2013
We generated consolidated revenues of $593 million in the first quarter of fiscal 2013, a decrease of 27% from the $812 million of revenues in the first quarter of fiscal 2012. This decrease was primarily due to lower ferrous and nonferrous sales volumes and average net selling prices as a result of weak economic conditions that negatively impacted global demand for recycled metal. In addition, the sluggish U.S. economic growth and the lower price environment adversely impacted the supply of scrap metal.

The weak global economic conditions and the slowdown of economic activity adversely impacted our results in the first quarter of fiscal 2013, leading to operating income of $1 million, which included restructuring charges of $2 million, compared to operating income of $15 million in the prior year quarter. Selling prices for ferrous recycled metal experienced a sharp decline in the first half of the first quarter of fiscal 2013. In these weak market conditions, purchase costs for recycled metal decreased at a slower pace than average net selling prices for shipments resulting in a compression of operating margins compared to the prior year period. This compression was further compounded at MRB by the adverse impact of average inventory costing on costs of goods sold caused by the sharp decline in ferrous recycled metal prices during the quarter. In addition, operating results at MRB and APB were negatively impacted by the reduction in volumes due to the constrained supply of raw materials, including end-of-life vehicles, primarily related to the continued weak domestic economic conditions. This was partially offset by an increase in operating income at SMB primarily as a result of higher finished steel volumes compared to the first quarter of fiscal 2012. Selling, general and administrative (“SG&A”) expenses decreased by $8 million, or 14%, compared to the first quarter of fiscal 2012 primarily as a result of the restructuring initiatives and other operating efficiencies initiated in fiscal 2012 and reduced incentive compensation expense due to lower financial performance.

The following items summarize our consolidated financial results for the first quarter of fiscal 2013:

•	Revenues of $593 million, compared to $812 million in the first quarter of fiscal 2012;

•	Operating income of $1 million, compared to operating income of $15 million in the first quarter of fiscal 2012;

•	Net loss attributable to SSI of $2 million, or $(0.06) per diluted share, compared to net income of $7 million, or $0.25 per diluted share, in the first quarter of fiscal 2012;

•	Net cash used in operating activities of $60 million in the first three months of fiscal 2013, compared to $86 million in the first quarter of fiscal 2012;

•
Debt, net of cash, of $331 million as of November 30, 2012, compared to $245 million as of August 31, 2012 (see the reconciliation of Debt, net of cash in Non-GAAP Financial Measures at the end of this Item 2).

The following items highlight the financial results for our operating segments for the first quarter of fiscal 2013:

•	MRB revenues and operating income of $494 million and $6 million, respectively, compared to $728 million and $13 million in the first quarter of fiscal 2012, respectively;

•	APB revenues and operating income of $70 million and $6 million, respectively, compared to $84 million and $10 million in the first quarter of fiscal 2012, respectively; and

•	SMB revenues and operating income of $92 million and $3 million, respectively, compared to $80 million and $1 million in the first quarter of fiscal 2012, respectively.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

	Three Months Ended November 30,
($ in thousands)	2012	2011	% Change
Revenues:
Metals Recycling Business	$494,461	$728,438	(32)%
Auto Parts Business	69,555	84,054	(17)%
Steel Manufacturing Business	92,029	79,902	15%
Intercompany revenue eliminations(1)	(63,225)	(80,218)	(21)%
Total revenues	592,820	812,176	(27)%
Cost of goods sold:
Metals Recycling Business	466,587	686,456	(32)%
Auto Parts Business	50,044	59,460	(16)%
Steel Manufacturing Business	86,944	77,005	13%
Intercompany cost of goods sold eliminations(1)	(61,691)	(80,706)	(24)%
Total cost of goods sold	541,884	742,215	(27)%
Selling, general and administrative expense:
Metals Recycling Business	22,173	29,865	(26)%
Auto Parts Business	13,147	14,152	(7)%
Steel Manufacturing Business	1,681	1,679	—%
Corporate(2)	10,994	10,296	7%
Total SG&A expense	47,995	55,992	(14)%
Loss (income) from joint ventures:
Metals Recycling Business	47	(982)	NM
Change in intercompany profit elimination(3)	88	(19)	NM
Total joint venture loss (income)	135	(1,001)	NM
Operating income:
Metals Recycling Business	5,654	13,099	(57)%
Auto Parts Business	6,364	10,442	(39)%
Steel Manufacturing Business	3,404	1,218	179%
Segment operating income	15,422	24,759	(38)%
Restructuring charges(4)	(1,593)	—	NM
Corporate expense(2)	(11,144)	(10,296)	8%
Change in intercompany profit elimination(5)	(1,472)	507	NM
Total operating income	$1,213	$14,970	(92)%
_____________________________
NM = Not Meaningful

(1)
MRB sells ferrous recycled metal to SMB at rates per ton that approximate West Coast U.S. export market prices. In addition, APB sells ferrous and nonferrous material to MRB. These intercompany revenues and cost of goods sold are eliminated in consolidation.

(2)
Corporate expense consists primarily of unallocated expenses for services that benefit all three reporting segments. As a consequence of this unallocated expense, the operating income of each segment does not reflect the operating income the segment would have as a stand-alone business.

(3)
The joint ventures sell recycled recycled metal to MRB and then subsequently to SMB at rates per ton that approximate West Coast U.S. export market prices. Consequently, these intercompany revenues produce intercompany operating income (loss), which is not recognized until the finished products are sold to third parties; therefore, intercompany profit is eliminated while the products remain in inventory.

(4)	Restructuring charges consist of expense for severance, contract termination and other exit costs that management does not include in its measurement of the performance of the operating segments.

(5)	Intercompany profits are not recognized until the finished products are sold to third parties; therefore, intercompany profit is eliminated while the products remain in inventory.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Revenues
Consolidated revenues in the first quarter of fiscal 2013 were $593 million, a decrease of 27% compared to the same period in the prior year. This decrease was primarily due to lower ferrous and nonferrous sales volumes and lower average net selling prices due to softer global demand for recycled metal resulting from a continued slowdown in global economic growth. In addition, the sluggish U.S. economic growth and the lower price environment adversely impacted the supply of scrap metal compared to the prior year and contributed to the lower sales volumes.
Operating Income
Consolidated operating income in the first three months of fiscal 2013 was $1 million, compared to operating income of $15 million in the prior year period. In the first quarter of fiscal 2013, selling prices for ferrous recycled metal experienced a sharp decline. As a result of the weak market conditions, purchase costs for recycled metal decreased at a slower pace than average net selling prices for shipments resulting in a compression of operating margins compared to the prior year period. This compression was further compounded at MRB by the adverse impact of average inventory costing on costs of goods sold caused by the sharp decline in recycled recycled metal prices during the quarter. In addition, operating results at MRB and APB were negatively impacted by the reduction in volumes due to the constrained supply of raw materials, including end-of-life vehicles, primarily related to the continued weak domestic economic conditions. This was partially offset by an increase in operating income at SMB primarily as a result of higher finished steel volumes compared to the first quarter of fiscal 2012. While the prior year period also experienced a decline in selling prices for recycled metals, operating results for MRB and APB in the first quarter of fiscal 2012 benefited from higher sales volumes and average net selling prices resulting in less margin compression.
Included in operating results for the first quarter of fiscal 2013 was a reduction in SG&A expenses of $8 million, or 14%. The decrease was primarily as a result of the restructuring initiatives and other operating efficiencies initiated in fiscal 2012 and reduced incentive compensation expense due to lower financial performance.
Consolidated operating income in the first quarter of fiscal 2013 included restructuring charges of $2 million consisting of severance, contract termination and other exit costs. These charges related to the restructuring initiatives announced in the fourth quarter of fiscal 2012 designed to extract greater synergies from the significant acquisitions and technology investments made in recent years, achieve further integration between MRB and APB, realign our organization to support future growth and decrease operating expenses by streamlining functions and reducing organizational layers. These initiatives are expected to lower annual operating costs by $25 million, comprising approximately $18 million of selling, general and administrative expense and $7 million of cost of goods sold, and be substantially complete by the end of fiscal 2013. Total pre-tax charges pursuant to these restructuring initiatives are expected to amount to $11 million, of which $7 million have been recognized to date with the balance expected to be incurred by the end of fiscal 2013. We expect that the vast majority of the restructuring charges will require us to make cash payments.
Following is a summary of the restructuring charges incurred in the first quarter of fiscal 2013 by major type of cost and the total charges expected to be incurred pursuant to these restructuring initiatives (in thousands):

	MRB	APB	Corporate	Total charges in the Period	Total Expected Charges
Severance costs	$521	$111	$307	$939	$4,000
Contract termination costs	5	—	—	5	4,100
Other exit costs	24	76	549	649	2,600
Total	$550	$187	$856	$1,593	$10,700
We do not include restructuring charges in the measurement of the performance of our operating segments.
Interest Expense
Interest expense was $2 million and $3 million for the three months ended November 30, 2012 and 2011, respectively. The decrease in interest expense was primarily due to decreased average borrowings under our bank credit facilities compared to the prior year period.
Income Tax Expense
Our effective tax rate for the first quarter of fiscal 2013 was an expense of 198.8%, compared to 31.5% for the same period in the prior year. The effective tax rate in the first quarter of fiscal 2013 was impacted by the near break-even pre-tax results and the recognition of a valuation allowance on deferred tax assets of $2 million. The valuation allowance was recorded on deferred tax assets of a foreign subsidiary as a result of negative evidence, including recent losses at the subsidiary, outweighing the more

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

subjective positive evidence, thus indicating that it is more likely than not that the associated tax benefit will not be realized in the future. We will continue to regularly assess the realizability of deferred tax assets. Changes in historical earnings performance and future earnings projections, among other factors, may cause us to adjust our valuation allowance on deferred tax assets, which would impact our income tax expense in the period we determine that these factors have changed.
The effective tax rate for fiscal 2013 is expected to be approximately 36%, subject to financial performance for the remainder of the year.

Financial Results by Segment
We operate our business across three reporting segments: MRB, APB and SMB. Additional financial information relating to these reporting segments is contained in Note 16 - Segment Information in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
Metals Recycling Business

	Three Months Ended November 30,
($ in thousands, except for prices)	2012	2011	% Change
Ferrous revenues	$370,476	$578,024	(36)%
Nonferrous revenues	116,601	142,290	(18)%
Other	7,384	8,124	(9)%
Total segment revenues	494,461	728,438	(32)%
Cost of goods sold	466,587	686,456	(32)%
Selling, general and administrative expense	22,173	29,865	(26)%
Loss (income) from joint ventures	47	(982)	NM
Segment operating income	$5,654	$13,099	(57)%
Average ferrous recycled metal sales prices ($/LT):(1)
Domestic	$354	$420	(16)%
Foreign	$360	$436	(17)%
Average	$358	$432	(17)%
Ferrous sales volume (LT, in thousands):
Domestic	279	319	(13)%
Foreign	675	913	(26)%
Total ferrous sales volume (LT, in thousands)	954	1,232	(23)%
Average nonferrous sales price ($/pound)(1)	$0.95	$1.00	(5)%
Nonferrous sales volumes (pounds, in thousands)	118,931	137,243	(13)%
Outbound freight included in cost of goods sold	$32,322	$50,086	(35)%
_____________________________
LT = Long Ton, which is 2,240 pounds
(1) Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

Revenues
The decrease in ferrous revenues was due to the combination of lower sales volumes and lower average net selling prices. Softer global demand for recycled metal resulting from a continued slowdown in global economic growth compared to the prior year quarter contributed to these declines. In addition, the sluggish U.S. economic growth and the lower price environment adversely impacted the supply of scrap metal compared to the prior year and contributed to the lower sales volumes.
The decrease in nonferrous revenues was driven primarily by the combination of lower sales volumes and lower average net selling prices as a result of the weak market conditions. Nonferrous volumes decreased compared to the first quarter of fiscal 2012 despite the impact of improved recovery of nonferrous materials processed through our enhanced processing technologies.
Segment Operating Income
Operating income for the first quarter of fiscal 2013 decreased by $7 million, or 57%, to $6 million compared to the prior year period. The first half of the first quarter of fiscal 2013 included a decline in selling prices for ferrous recycled metal which led to

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

an adverse effect of average inventory costing on cost of goods sold. In addition, operating results in the first quarter of fiscal 2013 were negatively impacted by the reduction in volumes as a result of the constrained supply of raw materials primarily related to the continued weak domestic economic conditions. The combination of these factors led to a compression in operating margins in the first quarter of fiscal 2013. While the prior year period also experienced declining selling prices for recycled metals, MRB’s operating results in the first quarter of fiscal 2012 benefited from higher sales volumes and higher average net selling prices resulting in less margin compression.
Included in operating income was an $8 million reduction in SG&A expenses for the first quarter of fiscal 2013 primarily as a result of the restructuring initiatives and other operating efficiencies initiated in fiscal 2012 and reduced incentive compensation expense due to lower financial performance.
Auto Parts Business

	Three Months Ended November 30,
($ in thousands)	2012	2011	% Change
Revenues	$69,555	$84,054	(17)%
Cost of goods sold	50,044	59,460	(16)%
Selling, general and administrative expense	13,147	14,152	(7)%
Segment operating income	$6,364	$10,442	(39)%
Number of stores at period end	51	50	2%
Cars purchased (in thousands)	79	85	(7)%

Revenues
The decrease in revenues in the first quarter of fiscal 2013 was primarily due to lower commodity prices and decreased car volumes, both of which adversely impacted ferrous and nonferrous sales compared to the prior year period.
Segment Operating Income
Operating income for the first quarter of fiscal 2013 decreased by 39% compared to the prior year period primarily due to the compression in operating margins caused by the adverse impact of lower car volumes on costs of goods sold and by car purchase costs decreasing at a slower rate than ferrous selling prices.
Operating income in the first quarter of fiscal 2013 reflected lower SG&A expenses of $1 million primarily as a result of the benefits arising from restructuring initiatives and other operational efficiencies.
Steel Manufacturing Business

	Three Months Ended November 30,
($ in thousands, except for price)	2012	2011	% Change
Revenues	$92,029	$79,902	15%
Cost of goods sold	86,944	77,005	13%
Selling, general and administrative	1,681	1,679	—%
Segment operating income	$3,404	$1,218	179%
Finished steel products average sales price ($/ton)(1)	$680	$722	(6)%
Finished steel products sold (tons, in thousands)	130	107	21%
Rolling mill utilization	70%	60%
_____________________________

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

Revenues
The increase in revenues was primarily due to an increase in the volume of finished steel products sold in the first quarter of fiscal 2013 as a result of slightly improved demand in our West Coast markets. The impact on revenue from improved volumes was partially offset by lower average selling prices for our finished steel products as a result of the declining trend in global steel prices.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Segment Operating Income
The increase in operating income for the first quarter of fiscal 2013 compared to the prior year period was primarily due to the positive impact of higher production volumes on cost of goods sold. In addition, operating results benefited from raw material costs decreasing at a faster rate than the average sales price for our finished steel products and a more favorable product mix.
Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.

Sources and Uses of Cash
We had cash balances of $24 million and $90 million as of November 30, 2012 and August 31, 2012, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, acquisitions, dividends and share repurchases. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of November 30, 2012, debt, net of cash, was $331 million compared to $245 million as of August 31, 2012 (refer to Non-GAAP Financial Measures below), an increase of $86 million primarily as a result of the increase in our working capital. Our cash balances as of November 30, 2012 and August 31, 2012 include $5 million and $13 million, respectively, which are indefinitely reinvested in Puerto Rico and Canada.
Operating Activities
Net cash used in operating activities in the first three months of fiscal 2013 was $60 million, compared to $86 million in the first three months of fiscal 2012.

Cash used in operating activities in the first three months of fiscal 2013 included a $51 million increase in inventory due to higher volumes on hand, a $20 million increase in accounts receivable due to the timing of collections and a $10 million decrease in accounts payable due to the timing of payments.

Cash used in operating activities in the first three months of fiscal 2012 included an increase in inventory of $74 million due to higher volumes on hand and a decrease of $19 million in accounts payable due to the timing of payments. Sources of cash included a decrease of $8 million in accounts receivable due to the timing of collections.
Investing Activities
Net cash used in investing activities in the first three months of fiscal 2013 was $26 million, compared to $25 million in the first three months of fiscal 2012.

Cash used in investing activities in the first three months of fiscal 2013 and 2012 included $27 million and $26 million, respectively, in capital expenditures to upgrade our equipment and infrastructure.

Financing Activities
Net cash provided by financing activities in the first three months of fiscal 2013 was $20 million, compared to $89 million in the first three months of fiscal 2012.

Cash provided by financing activities in the first three months of fiscal 2013 included $20 million in net borrowings of debt (refer to Non-GAAP Financial Measures below) mainly used to support higher working capital requirements.

Cash provided by financing activities in the first three months of fiscal 2012 included $94 million in net borrowings of debt (refer to Non-GAAP Financial Measures below) principally used to support higher working capital requirements and $3 million in repurchases of outstanding shares of our Class A common stock.

Credit Facilities
Our credit facility, which provides for revolving loans of $670 million and C$30 million, matures in April 2017 pursuant to an unsecured committed bank credit agreement with Bank of America, N.A. as administrative agent, and other lenders party thereto. Interest rates on outstanding indebtedness under the agreement are based, at our option, on either the London Interbank Offered Rate (or the Canadian equivalent) plus a spread of between 1.25% and 2.25%, with the amount of the spread based on a pricing grid tied to our leverage ratio, or the greater of the prime rate, the federal funds rate plus 0.5% or the British Bankers Association LIBOR Rate plus 1.75%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.15% and 0.35% based on a pricing grid tied to our leverage ratio.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

We had borrowings outstanding under the credit facility of $337 million as of November 30, 2012 and $325 million as of August 31, 2012. The weighted average interest rate on amounts outstanding under this facility was 1.80% as of November 30, 2012 and 2.06% as of August 31, 2012.

We also have an unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. that expires on March 1, 2013. Interest rates are set by the bank at the time of borrowing. We had borrowings outstanding of $9 million under this facility as of November 30, 2012 and no borrowings outstanding as of August 31, 2012.

The two bank credit agreements contain various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of November 30, 2012, we were in compliance with these covenants. We use these credit facilities to fund working capital requirements, acquisitions, capital expenditures, dividends and share repurchases.

In addition, as of November 30, 2012 and August 31, 2012, we had $8 million of long-term tax-exempt bonds outstanding that mature in January 2021.

Capital Expenditures
Capital expenditures totaled $27 million for the first three months of fiscal 2013, compared to $26 million for the same period in the prior year. During the first quarter of fiscal 2013, we continued our investments in the construction of a new shredder, advanced processing equipment and related infrastructure in Surrey, British Columbia, which is expected to begin operations in fiscal 2013. In addition, we made further investments in technology to improve the recovery and separation of nonferrous materials from the shredding process and investments in infrastructure to improve efficiency, increase capacity, improve worker safety, enhance environmental systems and replace equipment. We expect our investments in capital expenditures to be up to $90 million in fiscal 2013.

Dividends
On November 12, 2012, our Board of Directors declared a dividend for the first quarter of fiscal 2013 of $0.1875 per common share, which equates to an annual cash dividend of $0.75 per common share.

Acquisitions
We continue to expand our presence in the regions in which we operate and in new locations through the acquisition of businesses. In December 2012, we completed the acquisition of four used auto parts facilities in Richmond and Surrey, British Columbia, near our MRB operations in Surrey, British Columbia; two used auto parts facilities located in Kansas and Missouri; and two used auto parts facilities located in Massachusetts near our MRB operations. The acquired facilities will operate under APB’s Pick-N-Pull brand. The aggregate consideration paid for these acquisitions was $23 million. See Note 4 - Business Combinations in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Environmental Compliance
Our commitment to sustainable recycling and to operating our business in an environmentally responsible manner requires us to continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures, we invested $2 million in capital expenditures for environmental projects during the first three months of fiscal 2013, and plan to invest up to $12 million for such projects in fiscal 2013.

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

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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

Redeemable Noncontrolling Interest
In March 2011, we issued common stock of one of our subsidiaries to a noncontrolling interest holder of that subsidiary that is redeemable both at the option of the holder and upon the occurrence of an event that is not solely within our control. Under the terms of an agreement related to the acquisition, the noncontrolling interest holder has the right to require us to purchase its interest in our subsidiary for fair value. The noncontrolling interest becomes redeemable within 60 days after the later of (i) the third anniversary of the date of the acquisition and (ii) the date on which certain principals of the minority shareholder are no longer employed by the Company. The conditions for redemption of the noncontrolling interest had not been met as of November 30, 2012. If the interest were to be redeemed, we would be required to purchase all of such interest at fair value on the date of redemption. As of November 30, 2012, the fair value of the redeemable noncontrolling interest was $24 million. See Note 8 - Redeemable Noncontrolling Interest in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Assessment of Liquidity and Capital Resources
Historically, our available cash resources, internally generated funds, credit facilities and equity offerings have financed our acquisitions, capital expenditures, working capital and other financing needs.

We generally believe our current cash resources, internally generated funds, existing credit facilities and access to the capital markets will provide adequate short-term and long-term liquidity needs for acquisitions, capital expenditures, working capital, dividends, share repurchases, joint ventures, debt service requirements and environmental obligations. However, in the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate steps to obtain sufficient additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained or, if obtained, would be adequate or on acceptable terms.

Off-Balance Sheet Arrangements
None.
Contractual Obligations
There were no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended August 31, 2012.
Our redeemable noncontrolling interest is a potential future obligation for which the exercise date and future fair value are not known and not solely within our control. See Note 8 - Redeemable Noncontrolling Interest in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. At November 30, 2012, we had $18 million outstanding under these arrangements.

Critical Accounting Policies and Estimates
We reaffirm our critical accounting policies and estimates as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended August 31, 2012, with the following changes:

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

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

a ‘component’). The Company has determined that its reporting units for which goodwill has been allocated are equivalent to the Company’s operating segments, as all of the components of each segment have similar economic characteristics.
When testing goodwill for impairment, we first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative impairment test. If we believe, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. In the first step of the quantitative impairment test, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess.
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
In the third quarter of fiscal 2012, we identified the combination of the then recent but significant decline of the Company’s market capitalization below the carrying value of its net assets, the persistent uncertainty around global macroeconomic conditions and the impact on our fiscal 2012 operating results of current challenging market conditions in our industry as a triggering event requiring an interim impairment test of goodwill. For the APB reporting unit, the calculated fair value using the income approach substantially exceeded its carrying value. For the MRB reporting unit with goodwill of $465 million as of May 31, 2012, the calculated fair value exceeded the carrying value by approximately 11%. The projections used in the income approach for MRB took into consideration the current weak market conditions, including the challenging macroeconomic indicators in the markets in which we operate and those where our customers are based, and the cyclical nature of our industry. The projections assumed a gradual recovery of operating margins over a multi-year period, eventually returning to levels of profitability in the range of average historical levels. The market-based WACC used in the income approach for MRB was 11.7%. The terminal year growth rate used in the discounted cash flow model was 2%. Assuming all other components of the fair value estimate were held constant, an increase in the WACC in excess of 1% could result in a failure of the Step 1 impairment test for the MRB reporting unit.
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
We did not identify triggering events during either the fourth quarter of fiscal 2012 or first quarter of fiscal 2013 requiring an interim impairment test of goodwill.
As a result of the inherent uncertainty associated with forming these estimates, actual results could differ from those estimates. Future events and changing market conditions may impact our assumptions as to future revenue growth rates, pace and extent of operating margins’ recovery, market-based WACC and other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions used in testing our reporting units’ goodwill for impairment are reasonable, it is reasonably possible that market and economic conditions deteriorate further, including additional declines in or a lack of long-term recovery of market conditions from current levels, a lack of recovery in our share price from current levels, or an increase in the market-based WACC, among other factors, which could significantly impact our impairment analysis and increase the likelihood of future goodwill impairment charges that, if incurred, could be material to our results of operations and financial position.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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
As of November 30, 2012, the noncontrolling interest was presented at its adjusted carrying value of $24 million, which approximates its fair value. We estimate fair value using Level 3 inputs under the fair value hierarchy based on standard valuation techniques using a discounted cash flow analysis. The determination of fair value requires management to apply significant judgment in formulating estimates and assumptions used in the discounted cash flow model, including primarily revenue growth rates driven by future commodity prices and volume expectations, operating margins, capital expenditures, working capital requirements, terminal growth rates and an appropriate discount rate. The subsidiary is presently undertaking significant investments to install a large-scale shredder and related processing and sorting equipment and increase shipping capabilities. As a result, projections of future cash flows assume volumes to grow above historical levels once construction activity is complete and the new equipment is put in service. The present value of future cash flows are determined using a market-based weighted average cost of capital of 12.8%, including a subject-company risk premium. The terminal year growth rate used in the discounted cash flow model is 2%. A 1% increase (decrease) in the discount rate would decrease (increase) the estimated fair value of the redeemable noncontrolling interest by approximately 7%. We also used a market approach based on earnings multiple data to corroborate the fair value estimate of the noncontrolling interest determined using the discounted cash flow model. As a result of the inherent uncertainty associated with forming these estimates, including changes in general market conditions, actual results could differ from those estimates which may result in a material change in the fair value of the redeemable noncontrolling interest.
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
The following is a reconciliation of debt, net of cash (in thousands):

	November 30, 2012	August 31, 2012
Short-term borrowings	$9,169	$683
Long-term debt, net of current maturities	345,797	334,629
Total debt	354,966	335,312
Less: cash and cash equivalents	24,404	89,863
Total debt, net of cash	$330,562	$245,449
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

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

The following is a reconciliation of net borrowings (repayments) of debt (in thousands):

	Three Months Ended November 30,
	2012	2011
Borrowings from long-term debt	$72,742	$294,212
Proceeds from line of credit	135,500	173,000
Repayment of long-term debt	(61,449)	(214,396)
Repayment of line of credit	(127,000)	(159,000)
Net borrowings of debt	$19,793	$93,816
Adjusted net loss and adjusted diluted loss per share
Management presents adjusted net loss attributable to SSI and adjusted diluted loss per share attributable to SSI because it believes these measures provide a meaningful presentation of the Company’s results from its core business operations excluding adjustments for restructuring charges that are not related to the Company’s ongoing core business operations and improves the period-to-period comparability of the Company’s results from its core business operations.
The following is a reconciliation of adjusted net loss attributable to SSI and adjusted diluted loss per share attributable to SSI for the three months ended November 30, 2012 (in thousands, except per share data):

November 30, 2012
Net loss attributable to SSI:
As reported	$(1,671)
Restructuring charges, net of tax	1,055
Adjusted	$(616)

Diluted loss per share attributable to SSI:
As reported	$(0.06)
Restructuring charges, net of tax, per share	0.04
Adjusted	$(0.02)
Management believes that these non-GAAP financial measures allow for a better understanding of our operating and financial performance. These non-GAAP financial measures should be considered in addition to, but not as a substitute for, the most directly comparable U.S. GAAP measures.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
We are exposed to commodity price risk, mainly associated with variations in the market price for finished steel products, ferrous and nonferrous metals, including scrap metal, autobodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to increases and decreases in forward selling prices by adjusting purchase prices on a timely basis. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices at November 30, 2012, a 10% decrease in the selling price per ton of finished steel products would not have caused an NRV inventory write down at any of our operating segments as of November 30, 2012.
Interest Rate Risk
There have been no material changes to the Company’s disclosure regarding interest rate risk set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended August 31, 2012.
Credit Risk
As of November 30, 2012 and August 31, 2012, 37% and 28%, respectively, of our trade accounts receivable balance was covered by letters of credit. Of the remaining balance as of November 30, 2012, 91% was less than 60 days past due, compared to 89% as of August 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2012, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See Note 6 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item I, incorporated by reference herein.

ITEM 1A.	RISK FACTORS
There have been no material changes to our risk factors reported or new factors identified since the filing of our Annual Report on Form 10-K for the year ended August 31, 2012, which was filed with the Securities and Exchange Commission on October 25, 2012.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
*10.1	Form of Restricted Stock Unit Award Agreement under the 1993 Stock Incentive Plan used for awards granted in fiscal 2013.

*10.2	Form of Long-Term Incentive Award Agreement under the 1993 Stock Incentive Plan used for awards granted in fiscal 2012.

*10.3	Amendment No. 1 to Employment Agreement by and between the Registrant and John D. Carter dated November 6, 2012.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Schnitzer Steel Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended November 30, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets as of November 30, 2012, and August 31, 2012, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended November 30, 2012 and 2011; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended November 30, 2012 and 2011; and (v) the Notes to Condensed Consolidated Financial Statements. (1)

*Management contract or compensatory plan or arrangement.
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

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date:	January 8, 2013	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
President and Chief Executive Officer

Date:	January 8, 2013	By:	/s/ Richard D. Peach
Richard D. Peach
Senior Vice President and Chief Financial Officer