Form 10-Q
period 2013-02-28
SCHNITZER STEEL INDUSTRIES INC
filed 2013-04-03
CIK 912603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended February 28, 2013
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
Yes  ☐    No  ☒
The Registrant had 25,957,268 shares of Class A common stock, par value of $1.00 per share, and 503,959 shares of Class B common stock, par value of $1.00 per share, outstanding as of March 28, 2013.

SCHNITZER STEEL INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	February 28, 2013	August 31, 2012
Assets
Current assets:
Cash and cash equivalents	$34,540	$89,863
Accounts receivable, net of allowance for doubtful accounts of $1,989 and $4,459	159,055	137,313
Inventories, net	305,454	246,992
Deferred income taxes	4,872	6,362
Refundable income taxes	6,072	7,671
Prepaid expenses and other current assets	35,004	28,618
Total current assets	544,997	516,819
Property, plant and equipment, net of accumulated depreciation of $570,021 and $535,728	566,890	564,185
Investments in joint venture partnerships	16,486	17,126
Goodwill	647,471	635,491
Intangibles, net of accumulated amortization of $21,365 and $19,023	15,659	15,778
Other assets	15,927	14,174
Total assets	$1,807,430	$1,763,573
Liabilities and Equity
Current liabilities:
Short-term borrowings	$669	$683
Accounts payable	96,334	115,007
Accrued payroll and related liabilities	22,116	22,130
Environmental liabilities	2,253	2,185
Accrued income taxes	—	38
Other accrued liabilities	36,803	38,799
Total current liabilities	158,175	178,842
Deferred income taxes	85,986	85,447
Long-term debt, net of current maturities	400,720	334,629
Environmental liabilities, net of current portion	47,530	44,874
Other long-term liabilities	11,627	11,837
Total liabilities	704,038	655,629
Commitments and contingencies (Note 7)
Redeemable noncontrolling interest	24,760	22,248
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 25,870 and 25,219 shares issued and outstanding	25,870	25,219
Class B common stock – 25,000 shares $1.00 par value authorized, 584 and 1,113 shares issued and outstanding	584	1,113
Additional paid-in capital	6,137	816
Retained earnings	1,050,575	1,056,024
Accumulated other comprehensive loss	(9,877)	(2,589)
Total SSI shareholders’ equity	1,073,289	1,080,583
Noncontrolling interests	5,343	5,113
Total equity	1,078,632	1,085,696
Total liabilities and equity	$1,807,430	$1,763,573
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	2/28/2013	2/29/2012	2/28/2013	2/29/2012
Revenues	$662,210	$886,612	$1,255,030	$1,698,787
Operating expense:
Cost of goods sold	600,786	817,087	1,142,670	1,559,303
Selling, general and administrative	48,760	52,370	96,754	108,362
Income from joint ventures	(266)	(832)	(131)	(1,833)
Restructuring charges	1,540	—	3,133	—
Operating income	11,390	17,987	12,604	32,955
Interest expense	(2,354)	(3,472)	(4,371)	(6,743)
Other income (expense), net	(49)	617	271	223
Income before income taxes	8,987	15,132	8,504	26,435
Income tax expense	(244)	(4,767)	(1,205)	(8,328)
Net income	8,743	10,365	7,299	18,107
Net income attributable to noncontrolling interests	(100)	(735)	(329)	(1,462)
Net income attributable to SSI	$8,643	$9,630	$6,970	$16,645

Net income per share attributable to SSI - basic	$0.32	$0.35	$0.26	$0.61
Net income per share attributable to SSI - diluted	$0.32	$0.35	$0.26	$0.60
Weighted average number of common shares:
Basic	26,640	27,509	26,597	27,480
Diluted	26,781	27,781	26,751	27,734
Dividends declared per common share	$0.188	$0.017	$0.376	$0.034
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	2/28/2013	2/29/2012	2/28/2013	2/29/2012
Net income	$8,743	$10,365	$7,299	$18,107
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments(1)	(5,518)	5,172	(6,777)	(2,529)
Cash flow hedges, net(2)	5	28	22	28
Pension obligations, net(3)	151	66	526	133
Total other comprehensive income (loss), net of tax	(5,362)	5,266	(6,229)	(2,368)
Comprehensive income	3,381	15,631	1,070	15,739
Less amounts attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	(100)	(735)	(329)	(1,462)
Foreign currency translation adjustment attributable to redeemable noncontrolling interest	(886)	(669)	(1,059)	217
Total amounts attributable to noncontrolling interests	(986)	(1,404)	(1,388)	(1,245)
Comprehensive income (loss) attributable to SSI	$2,395	$14,227	$(318)	$14,494
_____________________________

(1)	Net of tax expense (benefit) of $(353) thousand, $343 thousand, $(444) thousand and $(125) thousand for each respective period.

(2)	Net of tax expense of $1 thousand, $16 thousand, $24 thousand and $16 thousand for each respective period.

(3)	Net of tax expense of $87 thousand, $39 thousand, $303 thousand and $78 thousand for each respective period.

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	2/28/2013	2/29/2012
Cash flows from operating activities:
Net income	$7,299	$18,107
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	41,573	40,991
Deferred income taxes	2,919	4,109
Undistributed equity in earnings of joint ventures	(349)	(1,833)
Share-based compensation expense	7,156	5,895
Excess tax benefit from share-based payment arrangements	—	(497)
Loss on disposal of assets	188	112
Unrealized foreign exchange loss, net	469	89
Bad debt recoveries, net of expense	(572)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(32,168)	8,237
Inventories	(45,736)	13,579
Income taxes	825	(19,772)
Prepaid expenses and other current assets	(11,312)	(943)
Intangibles and other long-term assets	378	456
Accounts payable	(10,595)	(14,882)
Accrued payroll and related liabilities	511	(14,056)
Other accrued liabilities	(5,366)	836
Environmental liabilities	21	(323)
Other long-term liabilities	(315)	(136)
Distributed equity in earnings of joint ventures	1,279	1,400
Net cash (used in) provided by operating activities	(43,795)	41,369
Cash flows from investing activities:
Capital expenditures	(47,823)	(43,178)
Joint venture receipts, net	(510)	(335)
Proceeds from sale of assets	711	519
Acquisitions, net of cash acquired	(22,667)	—
Net cash used in investing activities	(70,289)	(42,994)
Cash flows from financing activities:
Proceeds from line of credit	315,000	211,000
Repayment of line of credit	(315,000)	(211,000)
Borrowings from long-term debt	158,324	315,661
Repayment of long-term debt	(94,987)	(305,986)
Repurchase of Class A common stock	—	(3,117)
Taxes paid related to net share settlement of share-based payment arrangements	(1,161)	(840)
Excess tax benefit from share-based payment arrangements	—	497
Stock options exercised	300	498
Contributions from noncontrolling interest	1,970	2,104
Distributions to noncontrolling interest	(1,002)	(2,368)
Contingent consideration paid relating to business acquisitions	—	(1,469)
Dividends paid	(4,952)	(932)
Net cash provided by financing activities	58,492	4,048
Effect of exchange rate changes on cash	269	(165)
Net (decrease) increase in cash and cash equivalents	(55,323)	2,258
Cash and cash equivalents as of beginning of period	89,863	49,462
Cash and cash equivalents as of end of period	$34,540	$51,720
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements of Schnitzer Steel Industries, Inc. (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. Management suggests that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2012. The results for the three and six months ended February 28, 2013 and February 29, 2012 are not necessarily indicative of the results of operations for the entire year.

Accounting Changes
In June 2011, the Financial Accounting Standards Board (“FASB”) issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. No changes were made to the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, or to the calculation and presentation of earnings per share. The Company adopted the new requirement in the first quarter of fiscal 2013 with no impact on the Company’s Unaudited Condensed Consolidated Financial Statements except for the change in presentation. The Company has chosen to present a separate statement of comprehensive income.

Cash and Cash Equivalents
Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding checks in excess of funds on deposit of $29 million as of February 28, 2013 and $38 million as of August 31, 2012.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The majority of cash and cash equivalents are maintained with two major financial institutions (Bank of America and Wells Fargo Bank, N.A.). Balances in these institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250,000 as of February 28, 2013. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, letters of credit, cash deposits and monitoring procedures. The Company is exposed to a residual credit risk with respect to open letters of credit by virtue of the possibility of the failure of a bank providing a letter of credit. The Company had $59 million and $37 million of open letters of credit relating to accounts receivable as of February 28, 2013 and August 31, 2012, respectively.

Goodwill
Goodwill represents the excess of the purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. The Company evaluates goodwill for impairment annually during the second fiscal quarter and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Impairment of goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a ‘component’). The Company has determined that its reporting units for which goodwill has been allocated are equivalent to the Company’s operating segments, as all of the components of each operating segment meet the criteria for aggregation.
Under the new accounting guidance issued by the FASB in September 2011 and effective for the Company in fiscal 2013, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If the Company elects to perform a qualitative assessment and determines that an impairment is more likely than not, the Company is then required to perform the two-step quantitative impairment test, otherwise no further analysis is required. The Company also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test.
In the first step of the two-step quantitative impairment test, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess.

The Company estimates the fair value of its reporting units using an income approach based on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital (“WACC”) determined separately for each reporting unit. The determination of fair value involves the use of significant estimates and assumptions, including revenue growth rates driven by future commodity prices and volume expectations, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, discount rates and synergistic benefits available to market participants. In addition, to corroborate the reporting units’ valuation, the Company uses a market approach based on earnings multiple data and a reconciliation of the aggregated fair value of the reporting units to the Company’s market capitalization, including consideration of a control premium.
Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, debt and derivative contracts. The Company uses the market approach to value its financial assets and liabilities, determined using available market information. The net carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short term nature of these instruments. For long-term debt, which is primarily at variable interest rates, fair value is estimated using observable inputs (Level 2) and approximates its carrying value.

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

When developing the fair value measurements, the Company uses quoted market prices whenever available or seeks to maximize the use of observable inputs and minimize the use of unobservable inputs when quoted market prices are not available. See Note 9 - Redeemable Noncontrolling Interest and Note 12 - Derivative Financial Instruments for further detail.

Derivatives
The Company records derivative instruments in other assets or other liabilities in the Unaudited Condensed Consolidated Balance Sheets at fair value and changes in the fair value are either recognized in accumulated other comprehensive loss in the Unaudited Condensed Consolidated Balance Sheets or net income in the Unaudited Condensed Consolidated Statements of Income, as applicable, depending on the nature of the underlying exposure, whether the derivative has been designated as a hedge, and if designated as a hedge, the extent to which the hedge is effective. Amounts included in accumulated other comprehensive loss are reclassified to earnings in the period in which earnings are impacted by the hedged items or in the period that the hedged transaction is deemed no longer likely to occur. For cash flow hedges, a formal assessment is made, both at the hedge’s inception and on an ongoing basis, to determine whether the derivatives that are designated as hedging instruments have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. To the extent the hedge is determined to be ineffective, the ineffective portion is immediately recognized in earnings. When available, quoted market prices or prices obtained through external sources are used to measure a derivative instrument’s fair value. The fair value of these instruments is a function of underlying forward commodity prices, related volatility, counterparty creditworthiness and duration of the contracts. Cash flows from derivatives are recognized in the Unaudited Condensed Consolidated Statements of Cash Flows in a manner consistent with the underlying transactions. See Note 12 - Derivative Financial Instruments.

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

Restructuring Charges
Restructuring charges consist of severance, contract termination and other exit costs. A liability for severance costs is typically recognized when the plan of termination has been communicated to the affected employees and is measured at its fair value at the communication date. Contract termination costs consist primarily of costs that will continue to be incurred under operating leases for their remaining terms without economic benefit to the Company. A liability for contract termination costs is recognized at the date the Company ceases using the rights conveyed by the lease contract and is measured at its fair value, which is determined based on the remaining contractual lease rentals reduced by estimated sublease rentals. A liability for other exit costs is measured at its fair value in the period in which the liability is incurred. See Note 8 - Restructuring Charges for further detail.
Redeemable Noncontrolling Interest
The Company issued common stock of one of its subsidiaries to a noncontrolling interest holder of that subsidiary that is redeemable both at the option of the holder and upon the occurrence of an event that is not solely within the Company’s control. Since redemption of the noncontrolling interest is outside of the Company’s control, this interest is presented on the Unaudited Condensed Consolidated Balance Sheets in the mezzanine section under the caption redeemable noncontrolling interest. If the interest were to be redeemed, the Company would be required to purchase all of such interest at fair value on the date of redemption. The redeemable noncontrolling interest is presented at the greater of its carrying amount (adjusted for the noncontrolling interest’s share of the allocation of income or loss of the subsidiary, dividends to and contributions from the noncontrolling interest) or its fair value as of each measurement date. Any adjustments to the carrying amount of the redeemable noncontrolling interest for changes in fair value prior to exercise of the redemption option are recorded to retained earnings. See Note 9 - Redeemable Noncontrolling Interest for further detail.

Reclassifications
Certain prior year amounts have been reclassified within other income (expense), net in the Unaudited Condensed Statements of Income and cash flows from operating activities in the Unaudited Condensed Statements of Cash Flows to conform to the current period presentation. These changes had no impact on previously reported net income or net cash used in operating activities.

Note 2 - Recent Accounting Pronouncements

In December 2011, an accounting standards update was issued increasing disclosures regarding offsetting assets and liabilities. For financial instruments and derivative instruments, the standard requires disclosure of the gross amounts of recognized assets and liabilities, the amounts offset on the balance sheet, and the amounts subject to the offsetting requirements but not offset on the balance sheet. In January 2013, the FASB issued updated guidance which clarified that the 2011 amendment to the balance sheet offsetting standard does not cover transactions that are not considered part of the guidance for derivatives and hedge accounting. The standard is effective for the Company for fiscal 2014 and is to be applied retrospectively. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2012, an accounting standards update was issued that simplifies how an entity tests indefinite-lived intangible assets for impairment by allowing an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. The Company early-adopted this standard for the annual impairment test performed in the second quarter of fiscal 2013. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2013, an accounting standards update was issued that amends the reporting of amounts reclassified out of accumulated other comprehensive income. This standard does not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, the guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component, either on the face of the financial statement where net income is presented or in the notes to the financial statements. The standard is effective for the Company for fiscal 2014

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and is to be applied prospectively. The adoption of this standard is not expected to have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

Note 3 - Inventories, net

Inventories, net consisted of the following (in thousands):

	February 28, 2013	August 31, 2012
Processed and unprocessed scrap metal	$188,878	$152,930
Semi-finished steel products (billets)	6,306	7,328
Finished goods	71,572	49,988
Supplies	38,698	36,746
Inventories, net	$305,454	$246,992

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

•
The Company acquired substantially all of the assets of U-Pick-It, Inc., a used auto parts business with two stores in the Kansas City metropolitan area in Missouri and Kansas, which expanded APB’s presence in the Midwestern U.S.

•
The Company acquired all of the equity interests of Freetown Self Serve Used Auto Parts, LLC, Freetown Transfer Facility, LLC, Millis Used Auto Parts, Inc. and Millis Industries, Inc., which together operated a used auto parts and scrap metal recycling business with two stores in Massachusetts. This acquisition established a new APB presence in the Northeastern U.S. and expanded the nearby Metals Recycling Business’ operations.

The aggregate consideration paid for these acquisitions was $23 million, which was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the date of acquisition. The excess of the aggregate purchase price over the fair value of the identifiable net assets acquired of $18 million was recorded as goodwill, of which $17 million is expected to be deductible for tax purposes.

The Company paid a premium (i.e. goodwill) over the fair value of the net tangible and identified intangible assets acquired in the transactions described above for a number of reasons, including but not limited to the following:

•	The Company will benefit from the assets and capabilities of these acquisitions, including additional resources, skills and industry expertise;

•	The acquired businesses increase the Company's market presence in new and existing regions; and

•	The Company anticipates cost savings, efficiencies and synergies.

The acquisitions completed in the second quarter of fiscal 2013 were not material, individually or in the aggregate, to the Company's financial position or results of operations. Pro forma operating results for the acquisitions are not presented, since the aggregate results would not be significantly different than reported results.

Note 5 - Goodwill

In the second quarter of fiscal 2013, the Company performed its annual goodwill impairment testing, proceeding directly to the two-step quantitative impairment test by comparing the fair value of each reporting unit with its carrying value, including goodwill. As a result of this testing, the Company determined that the fair value of each reporting unit for which goodwill was allocated was in excess of its respective carrying value and therefore no goodwill impairment was identified. The Company will continue to assess its goodwill for possible future impairment.
The determination of fair value of the reporting units used to perform the first step of the impairment test requires judgment and involves significant estimates and assumptions about the expected future cash flows and the impact of market conditions on those

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

assumptions. Due to the inherent uncertainty associated with forming these estimates, actual results could differ from those estimates. Future events and changing market conditions may impact the Company's assumptions as to future revenue growth rates, pace and extent of operating margin and volume recovery, market-based WACC and other factors that may result in changes in the estimates of the Company's reporting units' fair value. Although management believes the assumptions used in testing the Company's reporting units’ goodwill for impairment are reasonable, it is possible that market and economic conditions could deteriorate further or not improve as expected. Additional declines in or a lack of recovery in market conditions from current levels, a trend of weaker than anticipated Company financial performance including the pace and extent of operating margin and volume recovery, a lack of further recovery in the Company's share price from current levels, or an increase in the market-based WACC, among other factors, could significantly impact the impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on the Company's financial condition and results of operations.
The gross changes in the carrying amount of goodwill by reporting segment for the six months ended February 28, 2013 were as follows (in thousands):

	Metals Recycling Business	Auto Parts Business	Total
Balance as of August 31, 2012	$471,954	$163,537	$635,491
Acquisitions	1,744	16,606	18,350
Foreign currency translation adjustment	(5,215)	(1,155)	(6,370)
Balance as of February 28, 2013	$468,483	$178,988	$647,471

There were no accumulated goodwill impairment charges as of February 28, 2013 and August 31, 2012.

Note 6 - Short-Term Borrowings

The Company has an unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. The term of this credit facility was recently extended to March 1, 2014. Interest rates are set by the bank at the time of borrowing. The Company had no borrowings outstanding under this facility as of February 28, 2013 and August 31, 2012. The credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio.

Note 7 - Commitments and Contingencies

The Company evaluates the adequacy of its environmental liabilities on a quarterly basis. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which liabilities were established.

Changes in the Company’s environmental liabilities for the six months ended February 28, 2013 were as follows (in thousands):

Reporting Segment	Balance as of August 31, 2012	Liabilities Established (Released), Net(1)	Payments and Other	Balance as of February 28, 2013	Short-Term	Long-Term
Metals Recycling Business	$30,859	$(101)	$(132)	$30,626	$1,700	$28,926
Auto Parts Business	16,200	2,957	—	19,157	553	18,604
Total	$47,059	$2,856	$(132)	$49,783	$2,253	$47,530
_____________________________

(1)	The Company recorded $3 million in purchase accounting for environmental liabilities related to properties leased in connection with business combinations completed in fiscal 2013.

Metals Recycling Business (“MRB”)
As of February 28, 2013, MRB had environmental liabilities of $31 million for the potential remediation of locations where it has conducted business and has environmental liabilities from historical or recent activities.

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

Other MRB Sites
As of February 28, 2013, the Company had environmental liabilities related to various MRB sites other than Portland Harbor of $30 million. The liabilities relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues and were not individually material at any site. No material environmental compliance enforcement proceedings are currently pending related to these sites.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Auto Parts Business
As of February 28, 2013, the Company had environmental liabilities related to various APB sites of $19 million. The liabilities relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues and were not individually material at any site. No material environmental compliance enforcement proceedings are currently pending related to these sites.

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

SMB had no environmental liabilities as of February 28, 2013.

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

Note 8 - Restructuring Charges
In the fourth quarter of fiscal 2012, the Company undertook a number of restructuring initiatives designed to extract greater synergies from the significant acquisitions and technology investments made in fiscal 2011, realign the Company’s organization to support its future growth and decrease operating expenses by streamlining functions and reducing organizational layers, including achieving greater synergies between MRB and APB. These initiatives are expected to be substantially implemented by the end of fiscal 2013.

The Company expects that total pre-tax charges pursuant to these restructuring initiatives will be approximately $13 million. Of this amount, $8 million were incurred through the second quarter of fiscal 2013, with the balance expected to be incurred by the end of fiscal 2013. The Company expects that the vast majority of the restructuring charges will require cash payments.

The following illustrates the reconciliation of the restructuring liability by major type of costs for the six months ended February 28, 2013 (in thousands):

	Balance as of August 31, 2012	Charges	Payments and Other	Balance as of February 28, 2013	Total Charges to Date	Total Expected Charges
Severance costs	$2,477	$1,055	$(3,034)	$498	$3,796	$4,900
Contract termination costs	414	24	(193)	245	464	3,500
Other exit costs	64	2,054	(1,750)	368	3,885	4,200
Total	$2,955	$3,133	$(4,977)	$1,111	$8,145	$12,600

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restructuring charges by operating segment were as follows (in thousands):

	As of February 28, 2013
	Current Period Charges	Total Charges to Date	Total Expected Charges
Metals Recycling Business	$610	$2,270	$3,000
Auto Parts Business	211	444	500
Unallocated (Corporate)	2,312	5,431	9,100
Total	$3,133	$8,145	$12,600
Note 9 - Redeemable Noncontrolling Interest

In March 2011, the Company, through a wholly-owned acquisition subsidiary, acquired substantially all of the metals recycling business assets of Amix Salvage & Sales Ltd. As part of the purchase consideration, the Company issued the seller common shares equal to 20% of the issued and outstanding capital stock of the Company’s acquisition subsidiary. Under the terms of an agreement related to the acquisition, the noncontrolling interest holder has the right to require the Company to purchase its interest in the Company’s acquisition subsidiary for fair value. The noncontrolling interest becomes redeemable within 60 days after the later of (i) the third anniversary of the date of the acquisition and (ii) the date on which certain principals of the minority shareholder are no longer employed by the Company. As of February 28, 2013, the noncontrolling interest was 19% of the outstanding capital stock of the subsidiary and the conditions for redemption had not been met.

On March 8, 2013, the Company entered into an agreement with the noncontrolling interest holder for the purchase of all of the outstanding noncontrolling interest in the Company's subsidiary for $25 million. As of February 28, 2013, the noncontrolling interest was presented at its fair value of $25 million in the Condensed Consolidated Balance Sheets. The difference between the adjusted carrying value and the fair value of the noncontrolling interest was recorded as a reduction to retained earnings.

Following is a reconciliation of the changes in the redeemable noncontrolling interest for the six months ended February 28, 2013 and February 29, 2012 (in thousands):

	2013	2012
Balances - September 1 (Beginning of period)	$22,248	$19,053
Net loss attributable to noncontrolling interest	(903)	(198)
Currency translation adjustment	(1,059)	217
Capital contributions from noncontrolling interest holder	1,970	2,104
Adjustment to fair value	2,504	—
Balances - February 28, 2013 and February 29, 2012 (End of period)	$24,760	$21,176

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Changes in Equity

The following is a summary of the changes in equity for the six months ended February 28, 2013 and February 29, 2012 (in thousands):

	Fiscal 2013			Fiscal 2012
	SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity	SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balances - September 1 (Beginning of period)	$1,080,583	$5,113	$1,085,696	$1,094,712	$6,524	$1,101,236
Net income(1)	6,970	1,232	8,202	16,645	1,660	18,305
Other comprehensive loss, net of tax(2)	(7,288)	—	(7,288)	(2,151)	—	(2,151)
Distributions to noncontrolling interests	—	(1,002)	(1,002)	—	(2,368)	(2,368)
Share repurchases	—	—	—	(3,117)	—	(3,117)
Restricted stock withheld for taxes	(1,161)	—	(1,161)	(840)	—	(840)
Stock option exercised	300	—	300	498	—	498
Share-based compensation	7,156	—	7,156	6,271	—	6,271
Excess tax (deficiency) benefit from stock options exercised and restricted stock units vested	(852)	—	(852)	216	—	216
Adjustments to fair value of redeemable noncontrolling interest	(2,504)	—	(2,504)	—	—	—
Cash dividends ($0.376 and $0.034 per share)	(9,915)	—	(9,915)	(927)	—	(927)
Balances - February 28, 2013 and February 29, 2012 (End of period)	$1,073,289	$5,343	$1,078,632	$1,111,307	$5,816	$1,117,123
_____________________________

(1)
Net income attributable to noncontrolling interests for the six months ended February 28, 2013 and February 29, 2012 excludes net losses of $(903) thousand and $(198) thousand, respectively, allocable to the redeemable noncontrolling interest, which is reported in the mezzanine section of the Unaudited Condensed Consolidated Balance Sheets. See Note 9 - Redeemable Noncontrolling Interest.

(2)
Other comprehensive loss, net of tax for the six months ended February 28, 2013 and February 29, 2012 excludes $(1) million and $217 thousand, respectively, relating to foreign currency translation adjustments for the redeemable noncontrolling interest, which is reported in the mezzanine section of the Unaudited Condensed Consolidated Balance Sheets. See Note 9 - Redeemable Noncontrolling Interest.

Note 11 - Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

	February 28, 2013	August 31, 2012
Foreign currency translation adjustments	$(4,178)	$3,658
Pension obligations, net	(5,580)	(6,106)
Cash flow hedges, net	(119)	(141)
Total accumulated other comprehensive loss	$(9,877)	$(2,589)
Note 12 - Derivative Financial Instruments

Foreign Currency Exchange Rate Risk Management
To manage exposure to foreign exchange rate risk, the Company may enter into foreign currency forward contracts to stabilize the U.S. dollar amount of the transaction at settlement. When such contracts are not designated as hedging instruments for accounting purposes, the realized and unrealized gains and losses on settled and unsettled forward contracts measured at fair value are recognized as other income or expense in the Unaudited Condensed Consolidated Statements of Income.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company entered into forward contracts to mitigate exposure to exchange rate fluctuations on Euro-denominated fixed asset purchases, which were designated as qualifying cash flow hedges for accounting purposes. These foreign currency forward contracts are measured using forward exchange rates based on observable exchange rates quoted in an active market and are classified as Level 2 fair value measurements under the fair value hierarchy. In the first quarter of fiscal 2012, the Company determined that certain forecasted transactions were no longer probable, de-designated these contracts as hedges and subsequently terminated the contracts. The nominal amount and fair value of forward contracts, the amounts reclassified from accumulated other comprehensive loss and the realized losses recorded in other income (expense), net were not material to the Unaudited Condensed Consolidated Financial Statements for all periods presented.

Note 13 - Share-Based Compensation

In the first quarter of fiscal 2013, as part of the annual awards under the Company’s Long-Term Incentive Plan, the Compensation Committee granted 209,639 restricted stock units (“RSU”) to its key employees and officers under the Company’s 1993 Stock Incentive Plan. The RSUs have a five year term and vest 20% per year commencing June 1, 2013. The fair value of the RSUs granted is based on the market closing price of the underlying Class A common stock on the date of grant and totaled $6 million. The compensation expense associated with the RSUs is recognized over the requisite service period of the awards, net of forfeitures.

In the second quarter of fiscal 2013, the Company granted a deferred stock unit (“DSU”) award to each of its non-employee directors under the Company's 1993 Stock Incentive Plan. John Carter, the Company's Chairman, and Tamara Lundgren, President and Chief Executive Officer, receive compensation pursuant to their employment agreements and do not receive DSUs. One DSU gives the director the right to receive one share of Class A common stock at a future date. The grant included a total of 29,167 shares that will vest on the day before the Company's 2014 annual meeting, subject to continued Board service. The total value of these awards was not material.

Note 14 - Income Taxes

The effective tax rate for the Company’s operations for the three and six months ended February 28, 2013 was 2.7% and 14.2% compared to 31.5% for the three and six months ended February 29, 2012, respectively.

A reconciliation of the difference between the federal statutory rate and the Company’s effective rate is as follows:

	Three Months Ended		Six Months Ended
	2/28/2013	2/29/2012	2/28/2013	2/29/2012
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of credits	(0.5)	(3.7)	(1.0)	(1.5)
Foreign income taxed at different rates	0.6	0.2	0.7	(0.6)
Section 199 deduction	(11.9)	(1.2)	(12.9)	(1.4)
Non-deductible officers’ compensation	0.5	0.9	0.6	0.8
Noncontrolling interests	(2.2)	(2.3)	(5.1)	(2.2)
Research and development credits	(2.2)	—	(3.6)	—
Valuation allowance on deferred tax assets	(16.8)	—	—	—
Foreign interest income	—	2.0	—	1.2
Other	0.2	0.6	0.5	0.2
Effective tax rate	2.7%	31.5%	14.2%	31.5%

In the second quarter of fiscal 2013, the Company released a valuation allowance on deferred tax assets of a foreign subsidiary and recorded a benefit of $2 million. The release was attributable to a change in the Company's facts and circumstances with respect to the feasibility of implementing a change in the Company's foreign subsidiaries' operating structure which will allow the Company to rely on future forecasted taxable income and conclude that the deferred tax assets will more-likely-than-not be realized. The new structure is expected to enable the Company to realize further synergies between its Metals Recycling and Auto Parts operations and will also result in a combined tax reporting entity which will allow recently generated taxable losses at the foreign subsidiary to offset income at a currently profitable foreign entity, thus allowing for expected realization of deferred tax assets. The new operating structure is currently being implemented and is expected to be in place in the fourth quarter of fiscal 2013. The valuation allowance had been recognized in the first quarter of fiscal 2013 as a result of negative evidence, including recent losses at the subsidiary, outweighing the more subjective positive evidence, thus indicating that at that time it was more likely than not

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

that the associated tax benefit would not be realized. During the second quarter of fiscal 2013, the Company's ability to control the implementation of the new foreign entity operating structure increased, including by virtue of an agreement to purchase the noncontrolling interests in a foreign subsidiary which was completed on March 8, 2013. In the second quarter of fiscal 2013 the Company also recognized a tax benefit of $1 million related to increased domestic production activities deductions and research and development credits.

The Company files federal and state income tax returns in the U.S. and foreign tax returns in Puerto Rico and Canada. The federal statute of limitations has expired for fiscal 2009 and prior years. The Canadian and several state tax authorities are currently examining returns for fiscal years 2005 to 2009.

Note 15 - Net Income Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to SSI (in thousands):

	Three Months Ended		Six Months Ended
	2/28/2013	2/29/2012	2/28/2013	2/29/2012
Net income	$8,743	$10,365	$7,299	$18,107
Net income attributable to noncontrolling interests	(100)	(735)	(329)	(1,462)
Net income attributable to SSI	$8,643	$9,630	$6,970	$16,645
Computation of shares:
Weighted average common shares outstanding, basic	26,640	27,509	26,597	27,480
Incremental common shares attributable to dilutive stock options, performance share awards, DSUs and RSUs	141	272	154	254
Weighted average common shares outstanding, diluted	26,781	27,781	26,751	27,734

Common stock equivalent shares of 599,184 and 622,664 were considered antidilutive and were excluded from the calculation of diluted net income per share for the three and six months ended February 28, 2013, respectively, compared to 57,364 and 92,107 common stock equivalent shares, for the three and six ended February 29, 2012, respectively.

Note 16 - Related Party Transactions

The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $6 million and $13 million for the three months ended February 28, 2013 and February 29, 2012, respectively, and $12 million and $23 million for the six months ended February 28, 2013 and February 29, 2012, respectively. Advances to these joint ventures were $1 million for the three months ended February 28, 2013 and February 29, 2012, and $1 million and less than $1 million for the six months ended February 28, 2013 and February 29, 2012, respectively. The Company owed $1 million and $2 million to joint ventures as of February 28, 2013 and August 31, 2012, respectively.

In connection with the acquisition of the metals recycling business assets of Amix Salvage & Sales Ltd. in March 2011, the Company entered into a series of agreements to obtain barging and other services and lease property with entities owned by the minority shareholder of the Company’s subsidiary that operates its MRB facilities in Vancouver, British Columbia and Alberta, Canada. The Company paid $2 million, primarily for barging services, under these agreements for the three months ended February 28, 2013, and February 29, 2012, and $4 million and $5 million for the six months ended February 28, 2013 and February 29, 2012, respectively. Amounts payable to entities affiliated with this minority shareholder were less than $1 million as of February 28, 2013 and August 31, 2012. As of March 8, 2013, Amix Salvage & Sales Ltd. and affiliated entities are no longer a related party due to the purchase of all of the outstanding noncontrolling interest as discussed in Note 18 - Subsequent Event.

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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

California. Mr. Klauer’s 25% share of the profits of this partnership totaled less than $1 million for the three months ended February 28, 2013 and February 29, 2012, and $1 million for the six months ended February 28, 2013 and February 29, 2012. The partnership leases properties from entities in which Mr. Klauer has ownership interests under agreements that expire in December 2015 with options to renew the leases, upon expiration, for multiple five-year periods. The rent paid by the partnership to the entities in which Mr. Klauer has ownership interests was less than $1 million for the three months ended February 28, 2013 and February 29, 2012, and less than $1 million for the six months ended February 28, 2013 and February 29, 2012.

Certain members of the Schnitzer family own significant interests in, or are related to owners of, MMGL Corp (“MMGL”, formerly known as Schnitzer Investment Corp.), which is engaged in the real estate business and was a subsidiary of the Company prior to 1989. MMGL is considered a related party for financial reporting purposes. The Company and MMGL are both potentially responsible parties with respect to Portland Harbor, which has been designated as a Superfund site since December 2000. The Company and MMGL have worked together in response to Portland Harbor matters, and the Company has paid all of the legal and consulting fees for the joint defense, in part due to its environmental indemnity obligation to MMGL with respect to the Portland scrap metal operations property. The Company and MMGL have agreed to an equitable cost sharing arrangement with respect to defense costs under which MMGL will pay 50% of the legal and consulting costs, net of insurance recoveries. The amounts receivable from (payable to) MMGL vary from period to period because of the timing of incurring legal and consulting fees, payments for cost reimbursements and insurance recoveries. Amounts receivable from MMGL under this agreement were less than $1 million as of February 28, 2013 and August 31, 2012.

Note 17 - Segment Information

The accounting standards for reporting information about operating segments define operating segments as components of an enterprise that engages in business activities from which it may earn revenues and incur expenses and for which discrete financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company is organized by line of business. While the Chief Executive Officer evaluates results in a number of different ways, the line of business management structure is the primary basis for which the allocation of resources and financial results are assessed. Under the aforementioned criteria, the Company operates in three operating and reporting segments: metal purchasing, processing, recycling and selling (MRB), used auto parts (APB) and mini-mill steel manufacturing (SMB). Additionally, the Company is a noncontrolling partner in joint ventures, which are either in the metals recycling business or are suppliers of unprocessed metal.

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

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below illustrates the Company’s operating results by reporting segment (in thousands):

	Three Months Ended		Six Months Ended
	2/28/2013	2/29/2012	2/28/2013	2/29/2012
Revenues:
Metals Recycling Business:
Revenues	$576,191	$781,933	$1,070,652	$1,510,371
Less: Intersegment revenues	(42,461)	(39,986)	(89,717)	(98,700)
MRB external customer revenues	533,730	741,947	980,935	1,411,671
Auto Parts Business:
Revenues	78,082	78,232	147,637	162,285
Less: Intersegment revenues	(20,849)	(18,090)	(36,818)	(39,593)
APB external customer revenues	57,233	60,142	110,819	122,692
Steel Manufacturing Business:
Revenues	71,247	84,523	163,276	164,424
Total revenues	$662,210	$886,612	$1,255,030	$1,698,787

The table below illustrates the reconciliation of the Company’s segment operating income to income before income taxes (in thousands):

	Three Months Ended		Six Months Ended
	2/28/2013	2/29/2012	2/28/2013	2/29/2012
Metals Recycling Business	$14,158	$19,952	$19,812	$33,051
Auto Parts Business	6,711	8,708	13,075	19,150
Steel Manufacturing Business	1,041	(868)	4,445	349
Segment operating income	21,910	27,792	37,332	52,550
Restructuring charges	(1,540)	—	(3,133)	—
Corporate and eliminations	(8,980)	(9,805)	(21,595)	(19,595)
Operating income	11,390	17,987	12,604	32,955
Interest expense	(2,354)	(3,472)	(4,371)	(6,743)
Other income (expense), net	(49)	617	271	223
Income before income taxes	$8,987	$15,132	$8,504	$26,435

The following is a summary of the Company’s total assets by reporting segment (in thousands):

	February 28, 2013	August 31, 2012
Metals Recycling Business(1)	$1,699,320	$1,696,296
Auto Parts Business	350,299	329,327
Steel Manufacturing Business	327,972	322,398
Total segment assets	2,377,591	2,348,021
Corporate and eliminations	(570,161)	(584,448)
Total assets	$1,807,430	$1,763,573
_____________________________

(1)	MRB total assets include $16 million and $17 million as of February 28, 2013 and August 31, 2012, respectively, for investments in joint venture partnerships.

Note 18 - Subsequent Event

On March 8, 2013, the Company entered into an agreement with the noncontrolling interest holder and purchased all of the outstanding redeemable noncontrolling interest for $25 million. See Note 9 - Redeemable Noncontrolling Interest for further detail.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section includes a discussion of our operations for the three and six months ended February 28, 2013 and February 29, 2012. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2012 and the Unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in Part I, Item 1 of this report.
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
When used in this report, the words “believes,” “expects,” “anticipates,” “intends,” “assumes,” “estimates,” “evaluates,” “may,” “could,” “opinions,” “forecasts,” “future,” “forward,” “potential,” “probable,” “plan,” and similar expressions are intended to identify forward-looking statements.
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

We operate in three reporting segments: the Metals Recycling Business (“MRB”), the Auto Parts Business (“APB”) and the Steel Manufacturing Business (“SMB”), which collectively provide an end-of-life cycle solution for a variety of products through our integrated businesses. We use operating income to measure our segments’ performance. Restructuring charges are not allocated to segment operating income because we do not include this information in our measurement of the segments’ performance. Corporate expense consists primarily of unallocated expense for management and administrative services that benefit all three reporting segments. As a result of this unallocated expense, the operating income of each reporting segment does not reflect the operating income the reporting segment would report as a stand-alone business. For further information regarding our reporting

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

segments, see Note 17 - Segment Information in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Our results of operations depend in large part on the demand and prices for recycled metal in foreign and domestic markets and on the supply of raw materials, including end-of-life vehicles, available to be processed at our facilities. Our deep water port facilities on both the East and West coasts of the U.S. (in Everett, Massachusetts; Providence, Rhode Island; Oakland, California; Portland, Oregon; and Tacoma, Washington) and access to public deep water port facilities (in Kapolei, Hawaii and Salinas, Puerto Rico) allow us to efficiently meet the global demand for recycled and processed ferrous metal by shipping bulk cargoes to steel manufacturers located in Europe, Asia, Central America and Africa. Our exports of recycled and processed nonferrous metal are shipped in containers through various public docks to specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, brass and bronze ingot manufacturers and wire and cable producers globally. We also transport both ferrous and nonferrous metals by truck and rail in order to transfer scrap metal between our facilities for further processing, to load shipments at our export facilities and to meet regional domestic demand.

Executive Overview of Financial Results for the Second Quarter of Fiscal 2013

We generated consolidated revenues of $662 million in the second quarter of fiscal 2013, a decrease of 25% from the $887 million of revenues in the second quarter of fiscal 2012. This decrease was primarily due to lower ferrous and nonferrous sales volumes and average ferrous net selling prices as a result of weak economic conditions that negatively impacted global demand for recycled metal. In addition, sluggish U.S. economic growth and the lower price environment adversely impacted the supply of scrap metal.

Although financial performance improved significantly from the preceding quarter, operating income in the second quarter of fiscal 2013 of $11 million, including restructuring charges of $2 million, was lower than operating income of $18 million in the prior year quarter. Selling prices of recycled ferrous metal declined sharply at the beginning of fiscal 2013 as a result of softening demand and, despite a slight increase in the second quarter, remained substantially lower than in the prior year quarter. Although sales volumes increased sequentially from the first quarter of fiscal 2013, the weaker economic conditions and constrained supply of raw materials in our domestic market caused purchase costs for scrap metal to decrease at a slower pace than average net selling prices resulting in a compression of operating margins compared to the second quarter of fiscal 2012. In addition, compared to the prior year quarter operating results in the second quarter of fiscal 2013 were negatively impacted at MRB by the reduction in volumes due to softer global demand and the constrained supply of raw materials, and at APB by $2 million of operating losses, including transaction, integration and startup costs, related to the store locations acquired or under development during the quarter.

Operating income benefited from a reduction in selling, general and administrative (“SG&A”) expenses of $4 million, or 7%, compared to the second quarter of fiscal 2012 primarily as a result of the restructuring initiatives and other operating efficiencies initiated in fiscal 2012. This was partially offset by increased SG&A expenses at APB related to the acquisitions completed in the second quarter of fiscal 2013 and higher incentive compensation expense compared to the prior year quarter. Net income attributable to SSI of $9 million, or $0.32 per diluted share, in the second quarter of fiscal 2013 included a tax benefit of $3 million, or $0.10 per diluted share, associated with the release of a valuation allowance on deferred tax assets of a foreign subsidiary which had been recorded in the first quarter of fiscal 2013 and certain tax deductions and credits.

In the second quarter, we made further progress on our growth strategy through the acquisition of eight stores and the commencement of the development of two greenfield store locations in our Auto Parts Business. In the Metals Recycling Business, testing of our new shredder in Surrey, British Columbia, was successfully completed and the shredder became operational in the third quarter of fiscal 2013. In addition, on March 8, 2013 we acquired the redeemable noncontrolling interest in one of MRB's Canadian subsidiaries for consideration of $25 million.

The following items summarize our consolidated financial results for the second quarter of fiscal 2013:

•	Revenues of $662 million, compared to $887 million in the second quarter of fiscal 2012;

•	Operating income of $11 million, compared to operating income of $18 million in the second quarter of fiscal 2012;

•	Net income attributable to SSI of $9 million, or $0.32 per diluted share, compared to $10 million, or $0.35 per diluted share, in the second quarter of fiscal 2012;

•
Net cash used in operating activities of $44 million in the first six months of fiscal 2013, compared to net cash provided by operating activities of $41 million in the second quarter of fiscal 2012; and

•
Debt, net of cash, of $367 million as of February 28, 2013, compared to $245 million as of August 31, 2012 (see the reconciliation of Debt, net of cash in Non-GAAP Financial Measures at the end of this Item 2).

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

The following items highlight the financial results for our operating segments for the second quarter of fiscal 2013:

•	MRB revenues and operating income of $576 million and $14 million, respectively, compared to $782 million and $20 million in the second quarter of fiscal 2012, respectively;

•	APB revenues and operating income of $78 million and $7 million, respectively, compared to $78 million and $9 million in the second quarter of fiscal 2012, respectively; and

•	SMB revenues and operating income of $71 million and $1 million, respectively, compared to $85 million and $(1) million in the second quarter of fiscal 2012, respectively.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

	Three Months Ended			Six Months Ended
($ in thousands)	2/28/2013	2/29/2012	% Change	2/28/2013	2/29/2012	% Change
Revenues:
Metals Recycling Business	$576,191	$781,933	(26)%	$1,070,652	$1,510,371	(29)%
Auto Parts Business	78,082	78,232	—%	147,637	162,285	(9)%
Steel Manufacturing Business	71,247	84,523	(16)%	163,276	164,424	(1)%
Intercompany revenue eliminations(1)	(63,310)	(58,076)	9%	(126,535)	(138,293)	(9)%
Total revenues	662,210	886,612	(25)%	1,255,030	1,698,787	(26)%
Cost of goods sold:
Metals Recycling Business	538,230	735,844	(27)%	1,004,817	1,422,300	(29)%
Auto Parts Business	57,529	55,562	4%	107,573	115,021	(6)%
Steel Manufacturing Business	68,320	83,576	(18)%	155,264	160,581	(3)%
Intercompany cost of goods sold eliminations(1)	(63,293)	(57,895)	9%	(124,984)	(138,599)	(10)%
Total cost of goods sold	600,786	817,087	(26)%	1,142,670	1,559,303	(27)%
Selling, general and administrative expense:
Metals Recycling Business	24,090	27,004	(11)%	46,263	56,869	(19)%
Auto Parts Business	13,842	13,962	(1)%	26,989	28,114	(4)%
Steel Manufacturing Business	1,886	1,815	4%	3,567	3,494	2%
Corporate(2)	8,942	9,589	(7)%	19,935	19,885	—%
Total selling, general and administrative expense	48,760	52,370	(7)%	96,754	108,362	(11)%
Income from joint ventures:
Metals Recycling Business	(287)	(867)	(67)%	(240)	(1,849)	(87)%
Change in intercompany profit elimination(3)	21	35	(40)%	109	16	581%
Total income from joint ventures	(266)	(832)	(68)%	(131)	(1,833)	(93)%
Operating income (loss):
Metals Recycling Business	14,158	19,952	(29)%	19,812	33,051	(40)%
Auto Parts Business	6,711	8,708	(23)%	13,075	19,150	(32)%
Steel Manufacturing Business	1,041	(868)	NM	4,445	349	1,174%
Segment operating income	21,910	27,792	(21)%	37,332	52,550	(29)%
Restructuring charges(4)	(1,540)	—	NM	(3,133)	—	NM
Corporate expense(2)	(8,942)	(9,589)	(7)%	(19,935)	(19,885)	—%
Change in intercompany profit elimination(5)	(38)	(216)	NM	(1,660)	290	NM
Total operating income	$11,390	$17,987	(37)%	$12,604	$32,955	(62)%
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

(3)
The joint ventures sell recycled metal to MRB and then subsequently to SMB at rates per ton that approximate West Coast U.S. export market prices. Consequently, these intercompany revenues produce intercompany operating income (loss), which is not recognized until the finished products are sold to third parties; therefore, intercompany profit is eliminated while the products remain in inventory.

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

Revenues
Consolidated revenues in the second quarter and first six months of fiscal 2013 were $662 million and $1.3 billion, respectively, a decrease of 25% and 26% compared to the same periods in the prior year. The decrease was primarily due to lower ferrous and nonferrous sales volumes and lower ferrous average net selling prices due to softer global demand for recycled metal resulting from weaker global economic conditions. In addition, the sluggish U.S. economic growth and the lower price environment adversely impacted the supply of scrap metal compared to the prior year periods and contributed to the lower sales volumes.
Operating Income
Consolidated operating income in the second quarter and first six months of fiscal 2013 was $11 million and $13 million, respectively, a decrease of 37% and 62%, compared to operating income of $18 million and $33 million in the same periods in the prior year. Selling prices of recycled ferrous metal declined sharply at the beginning of fiscal 2013 as a result of softening demand, and despite a slight increase in the second quarter, remained substantially lower than in the prior year period. The weak economic conditions and constrained supply of raw materials in our domestic market caused purchase costs for scrap metal, including end-of-life vehicles, to decrease at a slower pace than average net selling prices resulting in a further compression of operating margins compared to the prior year periods. Operating results at MRB were also negatively impacted by the reduction in volumes due to the constrained supply of raw materials compared to the prior year periods. In addition, operating results included $2 million of operating losses at APB, including transaction, integration and startup costs, related to the store locations acquired or under development during the second quarter of fiscal 2013. These decreases were partially offset by an increase in operating income at SMB primarily as a result of increased operating margins from reduced raw material costs compared to the same periods in the prior year. While the prior year periods also experienced declining selling prices for recycled metals, operating results for MRB and APB for the second quarter and first six months of fiscal 2012 benefited from higher sales volumes and higher average net selling prices resulting in less margin compression compared to fiscal 2013.
Included in operating results for the second quarter and the first six months of fiscal 2013 was a reduction in SG&A expenses of $4 million and $12 million, respectively, or a decrease of 7% and 11%, primarily as a result of restructuring initiatives and other operating efficiencies initiated in fiscal 2012. In the second quarter of fiscal 2013, the reduction in SG&A expenses was partially offset by increased costs at APB related to the acquisitions completed in the second quarter of fiscal 2013 and higher incentive compensation expense compared to the prior year quarter.
Consolidated operating income in the second quarter and first six months of fiscal 2013 included restructuring charges of $2 million and $3 million, respectively, consisting of severance, contract termination and other exit costs. These charges related to the restructuring initiatives announced in the fourth quarter of fiscal 2012 designed to extract greater synergies from the significant acquisitions and technology investments made in recent years, achieve further integration between MRB and APB, realign our organization to support future growth and decrease operating expenses by streamlining functions and reducing organizational layers. These initiatives are expected to lower annual operating costs by $25 million, comprising approximately $18 million of selling, general and administrative expense and $7 million of cost of goods sold, and be substantially implemented by the end of fiscal 2013. Total pre-tax charges pursuant to these restructuring initiatives are expected to amount to $13 million, of which $8 million have been recognized through the end of the second quarter with the remaining charges expected to be incurred by the end of fiscal 2013. We expect that the vast majority of the restructuring charges will require us to make cash payments.

The following is a summary of the restructuring charges incurred in the second quarter of fiscal 2013 by major type of cost (in thousands):

	Three Months Ended February 28, 2013
	MRB	APB	Corporate	Total Charges Quarter to Date
Severance costs	$90	$(37)	$63	$116
Contract termination costs	(63)	—	82	19
Other exit costs	33	61	1,311	1,405
Total	$60	$24	$1,456	$1,540

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

The following is a summary of the restructuring charges incurred in the first six months of fiscal 2013 by major type of cost and the total charges expected to be incurred pursuant to these restructuring initiatives (in thousands):

	Six Months Ended February 28, 2013
	MRB	APB	Corporate	Total Charges Year to Date	Total Expected Charges
Severance costs	$611	$74	$370	$1,055	$4,900
Contract termination costs	(58)	—	82	24	3,500
Other exit costs	57	137	1,860	2,054	4,200
Total	$610	$211	$2,312	$3,133	$12,600
We do not include restructuring charges in the measurement of the performance of our operating segments.
Interest Expense
Interest expense was $2 million and $4 million for the second quarter and first six months of fiscal 2013, respectively, compared to $3 million and $7 million, respectively, for the same periods in the prior year. The decrease in interest expense was primarily due to decreased average borrowings and lower average interest rates under our bank credit facilities compared to the prior year periods.
Income Tax Expense
Our effective tax rate for the second quarter and first six months of fiscal 2013 was 2.7% and 14%, compared to 31.5% for the same periods in the prior year. The effective tax rate for the second quarter of fiscal 2013 benefited from the release of a valuation allowance on deferred tax assets of a foreign subsidiary of $2 million and from increased domestic production activities deductions and research and development credits of $1 million. The release of the valuation allowance was attributable to a change in the Company's facts and circumstances with respect to the feasibility of implementing a change in our foreign subsidiaries' operating structure which will allow the Company to rely on future forecasted taxable income and conclude that the deferred tax assets will more likely than not be realized. The valuation allowance had been recognized in the first quarter of fiscal 2013 as a result of negative evidence, including recent losses at the subsidiary, outweighing the more subjective positive evidence, thus indicating that at that time it was more likely than not that the associated tax benefit would not be realized. During the second quarter of fiscal 2013, the Company's ability to control the implementation of the new foreign entity operating structure increased, including by virtue of an agreement to purchase the noncontrolling interests in a foreign subsidiary which was completed on March 8, 2013. We will continue to regularly assess the realizability of deferred tax assets. Changes in historical earnings performance and future earnings projections, among other factors, may cause us to adjust our valuation allowance on deferred tax assets, which would impact our income tax expense in the period we determine that these factors have changed.

The effective tax rate for fiscal 2013 is expected to be approximately 30%, subject to financial performance for the remainder of the year.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Financial Results by Segment
We operate our business across three reporting segments: MRB, APB and SMB. Additional financial information relating to these reporting segments is contained in Note 17 - Segment Information in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
Metals Recycling Business

	Three Months Ended			Six Months Ended
($ in thousands, except for prices)	2/28/2013	2/29/2012	% Change	2/28/2013	2/29/2012	% Change
Ferrous revenues	$443,418	$612,603	(28)%	$813,894	$1,190,627	(32)%
Nonferrous revenues	125,255	158,997	(21)%	241,856	301,287	(20)%
Other	7,518	10,333	(27)%	14,902	18,457	(19)%
Total segment revenues	576,191	781,933	(26)%	1,070,652	1,510,371	(29)%
Cost of goods sold	538,230	735,844	(27)%	1,004,817	1,422,300	(29)%
Selling, general and administrative expense	24,090	27,004	(11)%	46,263	56,869	(19)%
Income from joint ventures	(287)	(867)	(67)%	(240)	(1,849)	(87)%
Segment operating income	$14,158	$19,952	(29)%	$19,812	$33,051	(40)%
Average ferrous recycled metal sales prices ($/LT):(1)
Domestic	$363	$424	(14)%	$358	$422	(15)%
Foreign	$374	$420	(11)%	$368	$428	(14)%
Average	$372	$421	(12)%	$365	$426	(14)%
Ferrous sales volume (LT, in thousands):
Domestic	261	298	(12)%	540	617	(12)%
Foreign	843	1,055	(20)%	1,518	1,968	(23)%
Total ferrous sales volume (LT, in thousands)	1,104	1,353	(18)%	2,058	2,585	(20)%
Average nonferrous sales price ($/pound)(1)	$0.97	$0.91	7%	$0.96	$0.95	1%
Nonferrous sales volumes (pounds, in thousands)	125,500	168,545	(26)%	244,432	305,788	(20)%
Outbound freight included in cost of goods sold	$37,349	$48,472	(23)%	$69,907	$98,560	(29)%
_____________________________
LT = Long Ton, which is 2,240 pounds
(1) Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

Revenues
The decrease in ferrous revenues in the second quarter and first six months of fiscal 2013 compared to the prior year periods was due to the combination of lower sales volumes and lower average net selling prices. Softer global demand for recycled metal resulting from weaker global economic conditions compared to the prior year periods contributed to these declines. In addition, sluggish U.S. economic growth and the lower price environment adversely impacted the supply of scrap metal compared to the prior year and contributed to the lower sales volumes.
The decrease in nonferrous revenues was primarily due to lower sales volumes partially offset by higher average net selling prices. Nonferrous volumes decreased primarily as a result of lower volumes of processed scrap, despite the impact of improved recovery of nonferrous materials processed through our enhanced processing technologies.
Segment Operating Income
Although MRB's second quarter financial performance improved significantly compared to the preceding quarter, operating income for the second quarter and first six months of fiscal 2013 was $14 million and $20 million, respectively, a decrease of 29% and 40% compared to the same periods in the prior year. Selling prices of recycled ferrous metal declined sharply at the beginning of fiscal 2013 as a result of softening demand and, despite a slight increase in the second quarter, remained substantially lower than in the prior year period. The weak economic conditions and constrained supply of raw materials in our domestic market caused

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

purchase costs for scrap metal to decrease at a slower pace than average net selling prices resulting in a further compression of operating margins compared to the prior year periods. In addition, operating results compared to the prior year periods were negatively impacted by the reduction in both ferrous and nonferrous sales volumes primarily due to the constrained supply of raw materials compared to the prior year periods. While the prior year periods also experienced declining selling prices for recycled metals, operating results for the second quarter and first six months of fiscal 2012 benefited from higher sales volumes and higher average net selling prices resulting in less margin compression compared to fiscal 2013.
Included in operating income was a reduction in SG&A expenses for the second quarter and first six months of fiscal 2013 of $3 million and $11 million, respectively, or a decrease of 11% and 19%, respectively. The decrease was primarily as a result of the restructuring initiatives and other operating efficiencies initiated in fiscal 2012.
Auto Parts Business

	Three Months Ended			Six Months Ended
($ in thousands)	2/28/2013	2/29/2012	% Change	2/28/2013	2/29/2012	% Change
Revenues	$78,082	$78,232	—%	$147,637	$162,285	(9)%
Cost of goods sold	57,529	55,562	4%	107,573	115,021	(6)%
Selling, general and administrative expense	13,842	13,962	(1)%	26,989	28,114	(4)%
Segment operating income	$6,711	$8,708	(23)%	$13,075	$19,150	(32)%
Number of stores at period end	59	51	16%	59	51	16%
Cars purchased (in thousands)	88	84	5%	167	169	(1)%

Revenues
Second quarter of fiscal 2013 compared with the second quarter of fiscal 2012
Revenues remained consistent with the prior year quarter as the lower commodity prices were offset by higher sales volumes primarily due to contributions from the addition of eight stores as a result of acquisitions made in the second quarter of fiscal 2013.
First six month of fiscal 2013 compared with the first six months of fiscal 2012
Revenues decreased by 9% in the first six months of fiscal 2013 primarily due to lower commodity prices, which adversely impacted sales of ferrous and nonferrous material compared to the prior year period, partially offset by the acquisitions referred to above.
Segment Operating Income
Operating income for the second quarter and first six months of fiscal 2013 decreased by 23% and 32%, respectively, compared to the same periods in the prior year. The compression in operating margins was primarily related to car purchase costs decreasing at a slower rate than ferrous and nonferrous selling prices due to supply constraints of end-of-life vehicles. In addition, operating income in the second quarter of fiscal 2013 was negatively impacted by $2 million of operating losses, including transaction, integration and startup costs, related to the store locations acquired or under development during the quarter. SG&A expense decreased compared to the prior year period primarily as a result of lower legal expenses and benefits in the current fiscal year from restructuring initiatives and other operational efficiencies implemented at existing stores, which were partially offset by acquisition-related costs incurred in the second quarter of fiscal 2013.
Steel Manufacturing Business

	Three Months Ended			Six Months Ended
($ in thousands, except for price)	2/28/2013	2/29/2012	% Change	2/28/2013	2/29/2012	% Change
Revenues	$71,247	$84,523	(16)%	$163,276	$164,424	(1)%
Cost of goods sold	68,320	83,576	(18)%	155,264	160,581	(3)%
Selling, general and administrative expense	1,886	1,815	4%	3,567	3,494	2%
Segment operating income (loss)	$1,041	$(868)	NM	$4,445	$349	1,174%
Finished steel products average sales price ($/ton)(1)	$690	$725	(5)%	$684	$724	(6)%
Finished steel products sold (tons, in thousands)	96	112	(14)%	225	219	3%
Rolling mill utilization	63%	54%		66%	57%

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

_____________________________
NM = not meaningful

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

Revenues
Second quarter of fiscal 2013 compared with the second quarter of fiscal 2012
The decrease in revenues by 16% was primarily as a result of lower volumes of finished steel products and lower average sales prices as a result of the decreased global steel prices compared to the prior year quarter.
First six month of fiscal 2013 compared with the first six months of fiscal 2012
Revenues in the first six months of fiscal 2013 decreased slightly compared to the same period in the prior year due to lower average selling prices for our finished steel products as a result of a decline in global steel prices, partially offset by an increase in the volume of finished steel products sold, primarily in the first quarter of fiscal 2013, as a result of slightly improved demand in our West Coast markets during that period.
Segment Operating Income (Loss)
Second quarter of fiscal 2013 compared with the second quarter of fiscal 2012
The increase in operating income for the second quarter of fiscal 2013 was primarily due to raw material costs decreasing at a faster rate than the average sales price for finished steel products, partially offset by the adverse impact of lower production volumes on cost of goods sold and product mix changes.
First six month of fiscal 2013 compared with the first six months of fiscal 2012
The increase in operating income for the first six months of fiscal 2013 was primarily due to the positive impact of higher production volumes on cost of goods sold. In addition, operating results benefited from raw material costs decreasing at a faster rate than the average sales price for finished steel products resulting in increased operating margins.
Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.

Sources and Uses of Cash
We had cash balances of $35 million and $90 million as of February 28, 2013 and August 31, 2012, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, acquisitions, dividends and share repurchases. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of February 28, 2013, debt, net of cash, was $367 million compared to $245 million as of August 31, 2012 (refer to Non-GAAP Financial Measures below), an increase of $122 million primarily as a result of higher working capital and the acquisitions made in the second quarter of fiscal 2013. Our cash balances as of February 28, 2013 and August 31, 2012 include $4 million and $13 million, respectively, which are indefinitely reinvested in Puerto Rico and Canada.
Operating Activities
Net cash used in operating activities in the first six months of fiscal 2013 was $44 million, compared to net cash provided by operating activities of $41 million in the first six months of fiscal 2012.

Cash used in operating activities in the first six months of fiscal 2013 included a $46 million increase in inventory due to higher volumes on hand including the impact of timing of sales, a $32 million increase in accounts receivable due to the timing of collections and a $11 million decrease in accounts payable due to the timing of payments.

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
Investing Activities
Net cash used in investing activities in the first six months of fiscal 2013 was $70 million, compared to $43 million in the first six months of fiscal 2012. Cash used in investing activities in fiscal 2013 included capital expenditures of $48 million, representing investments in the construction of a new shredder, advanced processing equipment and related infrastructure for our facility in

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Surrey, British Columbia, which commenced shredding operations in the third quarter of fiscal 2013. Cash used for investing activities also included $23 million related to the acquisition of eight used auto parts facilities in the second quarter of fiscal 2013.

Cash used in investing activities in the first six months of fiscal 2012 included $43 million in capital expenditures to upgrade our equipment and infrastructure.
Financing Activities
Net cash provided by financing activities in the first six months of fiscal 2013 was $58 million, compared to $4 million in the first six months of fiscal 2012.

Cash provided by financing activities in the first six months of fiscal 2013 included $63 million in net borrowings of debt (refer to Non-GAAP Financial Measures below) mainly used to support higher working capital requirements.

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

We had borrowings outstanding under the credit facility of $388 million as of February 28, 2013 and $325 million as of August 31, 2012. The weighted average interest rate on amounts outstanding under this facility was 2.06% as of February 28, 2013 and August 31, 2012.

We also have an unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. that expires on March 1, 2014. Interest rates are set by the bank at the time of borrowing. We had no borrowings outstanding under this facility as of February 28, 2013 and August 31, 2012.

The two bank credit agreements contain various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of February 28, 2013, we were in compliance with these covenants. We use these credit facilities to fund working capital requirements, acquisitions, capital expenditures, dividends and share repurchases.

In addition, as of February 28, 2013 and August 31, 2012, we had $8 million of long-term tax-exempt bonds outstanding that mature in January 2021.

Capital Expenditures
Capital expenditures totaled $48 million for the first six months of fiscal 2013, compared to $43 million for the same period in the prior year. During the second quarter of fiscal 2013, we continued our investments in the construction of a new shredder, advanced processing equipment and related infrastructure in Surrey, British Columbia, which commenced shredding operations in the third quarter of fiscal 2013. In addition, we made further investments in technology to improve the recovery and separation of nonferrous materials from the shredding process and investments in infrastructure to improve efficiency, increase capacity, improve worker safety, enhance environmental systems and replace equipment. We plan to invest up to $100 million in capital expenditures in fiscal 2013, including capital expenditures associated with acquisitions and the commencement of the development of greenfield locations.

Dividends
On February 1, 2013, our Board of Directors declared a dividend for the second quarter of fiscal 2013 of $0.1875 per common share, which equates to an annual cash dividend of $0.75 per common share.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Acquisitions
In the second quarter of fiscal 2013, we expanded our presence in the regions in which we operate and in new locations through the acquisition of four used auto parts facilities in Richmond and Surrey, British Columbia, near our MRB operations in Surrey, British Columbia; two used auto parts facilities located in Kansas and Missouri; and two used auto parts facilities located in Massachusetts near our MRB operations. The acquired facilities operate under APB’s Pick-N-Pull brand. The aggregate consideration paid for these acquisitions was $23 million. See Note 4 - Business Combinations in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Environmental Compliance
Our commitment to sustainable recycling and to operating our business in an environmentally responsible manner requires us to continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures, we invested $3 million in capital expenditures for environmental projects during the first six months of fiscal 2013, and plan to invest up to $11 million for such projects in fiscal 2013.

We have been identified by the United States Environmental Protection Agency (“EPA”) as one of the potentially responsible parties (“PRPs”) that own or operate or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (“the Site”). A group of PRPs is conducting an investigation and study to identify and characterize the contamination at the Site and develop alternative approaches to remediation of the contamination. On March 30, 2012 the group submitted to the EPA a draft feasibility study (“draft FS”) based on approximately ten years of work and $100 million in costs classified as investigation-related. The draft FS identifies ten possible remedial alternatives which range in estimated cost from approximately $170 million to $250 million (net present value) for the least costly alternative to approximately $1.08 billion to $1.76 billion (net present value) for the most costly and estimates a range of two to 28 years to implement the remedial work, depending on the selected alternative. The draft FS does not determine who is responsible for remediation costs, define the precise cleanup boundaries or select remedies. The draft FS is being reviewed, and may be subject to revisions prior to its approval, by the EPA. A final decision on the nature and extent of the required remediation will occur only after the EPA has prepared a proposed plan for public review and issued a record of decision (“ROD”). Currently available information indicates that the EPA does not expect to issue its final ROD selecting a remedy for the Site until at least 2014. Because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs, we believe it is not reasonably possible to estimate the amount or range of costs which we are likely or which are reasonably possible to incur in connection with the Site, although such costs could be material to our financial position, results of operations, future cash flows and liquidity. Any material liabilities recorded in the future related to the Site could result in our failure to maintain compliance with certain covenants in our debt agreements. Significant cash outflows in the future related to the Site could reduce the amounts available for borrowing that could otherwise be used for investment in capital expenditures, acquisitions, dividends and share repurchases. See Note 7 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Redeemable Noncontrolling Interest
In March 2011, we issued common stock of one of our subsidiaries to a noncontrolling interest holder of that subsidiary that is redeemable both at the option of the holder and upon the occurrence of an event that is not solely within our control. Under the terms of an agreement related to the acquisition, the noncontrolling interest holder has the right to require us to purchase its interest in our subsidiary for fair value. The noncontrolling interest becomes redeemable within 60 days after the later of (i) the third anniversary of the date of the acquisition and (ii) the date on which certain principals of the minority shareholder are no longer employed by the Company. The conditions for redemption of the noncontrolling interest had not been met as of February 28, 2013.

On March 8, 2013, the Company entered into an agreement with the noncontrolling interest holder for the purchase of all of the outstanding noncontrolling interest in the Company's subsidiary for $25 million. The purchase was paid in cash using our borrowing capacity on our existing credit facilities. As of February 28, 2013, the noncontrolling interest was presented at its fair value of $25 million in the Condensed Consolidated Balance Sheets. The difference between the adjusted carrying value and the fair value of the noncontrolling interest was recorded as a reduction to retained earnings. See Note 9 - Redeemable Noncontrolling Interest in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Assessment of Liquidity and Capital Resources
Historically, our available cash resources, internally generated funds, credit facilities and equity offerings have financed our acquisitions, capital expenditures, working capital and other financing needs.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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
On March 8, 2013, the Company entered into an agreement with the noncontrolling interest holder for the purchase of all of the outstanding noncontrolling interest in the Company's subsidiary for $25 million. The purchase was paid in cash using our borrowing capacity on our existing credit facilities. See Note 9 - Redeemable Noncontrolling Interest in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. At February 28, 2013, we had $18 million outstanding under these arrangements.

Critical Accounting Policies and Estimates
We reaffirm our critical accounting policies and estimates as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended August 31, 2012, with the following change:

Goodwill
We evaluate goodwill for impairment annually during the second fiscal quarter and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Impairment of goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a ‘component’). The Company has determined that its reporting units for which goodwill has been allocated are equivalent to the Company’s operating segments, as all of the components of each segment meet the criteria for aggregation.
When testing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform the two-step quantitative impairment test, otherwise no further analysis is required. We also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. In the first step of the quantitative impairment test, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess.
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
The determination of fair value using the income approach requires judgment and involves the use of significant estimates and assumptions about expected future cash flows derived from internal forecasts and the impact of market conditions on those assumptions. Critical assumptions primarily include revenue growth rates driven by future commodity prices and volume expectations, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, discount rates and synergistic benefits available to market participants.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

We performed our annual impairment test in the second quarter of fiscal 2013, proceeding directly to the two-step quantitative impairment test. For the APB reporting unit, the calculated fair value using the income approach substantially exceeded its carrying value. For the MRB reporting unit with goodwill of $468 million as of February 28, 2013, the calculated fair value exceeded the carrying value by approximately 15%. The projections used in the income approach for MRB took into consideration the current weak market conditions, including the challenging macroeconomic indicators in the markets in which we operate and those where our customers are based, and the cyclical nature of our industry. The projections assumed a recovery of operating margins and volumes over a multi-year period, eventually returning to levels of profitability in the range of average historical levels. The market-based WACC used in the income approach for MRB was 11.4%. The terminal year growth rate used in the discounted cash flow model was 2%. Assuming all other components of the fair value estimate were held constant, an increase in the WACC in excess of 1%, or weaker than anticipated improvements in either operating margins or volumes, could result in a failure of the Step 1 quantitative impairment test for the MRB reporting unit.
We also use a market approach based on earnings multiple data and our Company’s market capitalization to corroborate our reporting units’ valuations. We reconcile the Company’s market capitalization to the aggregated estimated fair value of our reporting units, including consideration of a control premium representing the estimated amount a market participant would pay to obtain a controlling interest. Although the market price of the Company's Class A common stock at the end of the second quarter of fiscal 2013 has increased from its low point in the third quarter of fiscal 2012, the implied control premium resulting from the difference between our market capitalization (based on the average trading price of the Company’s Class A common stock for the two-week period ended February 28, 2013) and the higher aggregated estimated fair value of our reporting units was still above the historical range of average and mean premiums observed on historical transactions within the steel making and scrap processing industries and at the high end of the range of average and mean premiums observed in more broadly defined sectors. While we identified specific reconciling items, including market participant synergies, we believe the implied control premium reflected the impact on our common stock price of the cyclical nature of our business, which is currently affected by weak market conditions including the constrained supply of scrap metal in our domestic market due to the sluggish U.S. economic growth and weak global macroeconomic indicators including a slowdown of scrap demand in China, in addition to the significant market uncertainty caused by the fiscal uncertainty in the U.S. and the sovereign debt crisis in Europe. We believe the current weak market conditions do not reflect the scrap metal industry's long-term fundamentals and the earnings potential of our business. As a result, we believe the quoted market price of the Company's Class A common stock does not fully reflect the underlying value of the Company’s reporting units. Accordingly, we do not believe that the fact that the Company's market capitalization is less than total shareholders’ equity as of February 28, 2013 is an indication that goodwill allocated to our reporting units is impaired.
As a result of the inherent uncertainty associated with forming these estimates, actual results could differ from those estimates. Future events and changing market conditions may impact our assumptions as to future revenue growth rates, pace and extent of operating margin and volume recovery, market-based WACC and other factors that may result in changes in our estimates of the reporting units' fair value. Although we believe the assumptions used in testing our reporting units’ goodwill for impairment are reasonable, it is possible that market and economic conditions could deteriorate further or not improve as expected. Additional declines in or a lack of recovery in market conditions from current levels, a trend of weaker than anticipated Company financial performance including the pace and extent of operating margin and volume recovery, a lack of further recovery in our share price from current levels, or an increase in the market-based WACC, among other factors, could significantly impact our impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on our financial condition and results of operations.
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

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

The following is a reconciliation of debt, net of cash (in thousands):

	February 28, 2013	August 31, 2012
Short-term borrowings	$669	$683
Long-term debt, net of current maturities	400,720	334,629
Total debt	401,389	335,312
Less: cash and cash equivalents	34,540	89,863
Total debt, net of cash	$366,849	$245,449
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
The following is a reconciliation of net borrowings (repayments) of debt (in thousands):

	Six Months Ended
	2/28/2013	2/29/2012
Borrowings from long-term debt	$158,324	$315,661
Proceeds from line of credit	315,000	211,000
Repayment of long-term debt	(94,987)	(305,986)
Repayment of line of credit	(315,000)	(211,000)
Net borrowings of debt	$63,337	$9,675
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
Commodity Price Risk
We are exposed to commodity price risk, mainly associated with variations in the market price for finished steel products, ferrous and nonferrous metals, including scrap metal, autobodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to increases and decreases in forward selling prices by adjusting purchase prices on a timely basis. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices at February 28, 2013, a 10% decrease in the selling price of inventory would not have caused an NRV inventory write down at any of our operating segments as of February 28, 2013.
Interest Rate Risk
There have been no material changes to the Company’s disclosure regarding interest rate risk set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended August 31, 2012.
Credit Risk
As of February 28, 2013 and August 31, 2012, 39% and 28%, respectively, of our trade accounts receivable balance was covered by letters of credit. Of the remaining balance as of February 28, 2013, 91% was less than 60 days past due, compared to 89% as of August 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2013, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
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
There have been no material changes to our risk factors reported or new factors identified since the filing of our Annual Report on Form 10-K for the year ended August 31, 2012, which was filed with the Securities and Exchange Commission on October 25, 2012, except for the following:
Goodwill impairment charges may adversely affect our financial condition and results of operations
We have a substantial amount of goodwill on our balance sheet generated in connection with our acquisition business growth strategy. Goodwill represents the excess purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. We test the goodwill balances allocated to our reporting units for impairment on an annual basis and if events occur or circumstances change that indicate that the fair value of one or more of our reporting units may be below its carrying amount. A decline in the quoted market price of our stock could denote a triggering event indicating that goodwill may be impaired. When testing goodwill for impairment, we determine fair value using an income approach based on the present value of expected future cash flows utilizing a market-based weighted average cost of capital. Given that market prices of our reporting units are not readily available, we make various estimates and assumptions in determining the fair value of the reporting units, including estimating revenue growth rates, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, discount rate and synergistic benefits available to market participants. We corroborate the reporting units’ valuation using a market approach based on earnings multiple data and a reconciliation of the aggregated fair value of the reporting units to our market capitalization, including consideration of a control premium. Fair value determinations require considerable judgment and are sensitive to inherent uncertainties and changes in the estimates and assumptions described above. Additional declines in or a lack of recovery in market conditions from current levels, a trend of weaker than anticipated Company financial performance including the pace and extent of operating margin and volume recovery, a lack of further recovery in our share price from current levels, or an increase in the market-based WACC, among other factors, could significantly impact our goodwill impairment analysis and may result in an impairment charge, which could have a material adverse effect on our financial condition and results of operations. See Critical Accounting Policies and Estimates in Part I, Item 2 of this report.

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

101
The following financial information from Schnitzer Steel Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended February 28, 2013 and February 29, 2012, (ii) Condensed Consolidated Balance Sheets as of February 28, 2013, and August 31, 2012, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended February 28, 2013 and February 29, 2012; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended February 28, 2013 and February 29, 2012; and (v) the Notes to Condensed Consolidated Financial Statements.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date:	April 3, 2013	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
President and Chief Executive Officer

Date:	April 3, 2013	By:	/s/ Richard D. Peach
Richard D. Peach
Senior Vice President and Chief Financial Officer