Form 10-Q
period 2013-05-31
SCHNITZER STEEL INDUSTRIES INC
filed 2013-06-27
CIK 912603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 31, 2013
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
Yes  ☐    No  ☒
The Registrant had 26,144,997 shares of Class A common stock, par value of $1.00 per share, and 393,400 shares of Class B common stock, par value of $1.00 per share, outstanding as of June 24, 2013.

SCHNITZER STEEL INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	May 31, 2013	August 31, 2012
Assets
Current assets:
Cash and cash equivalents	$37,078	$89,863
Accounts receivable, net of allowance for doubtful accounts of $2,118 and $4,459	161,808	137,313
Inventories, net	295,678	246,992
Deferred income taxes	4,339	6,362
Refundable income taxes	6,998	7,671
Prepaid expenses and other current assets	29,612	28,618
Total current assets	535,513	516,819
Property, plant and equipment, net of accumulated depreciation of $586,470 and $535,728	569,219	564,185
Investments in joint venture partnerships	16,736	17,126
Goodwill	646,906	635,491
Intangibles, net of accumulated amortization of $22,576 and $19,023	14,352	15,778
Other assets	15,047	14,174
Total assets	$1,797,773	$1,763,573
Liabilities and Equity
Current liabilities:
Short-term borrowings	$693	$683
Accounts payable	99,170	115,007
Accrued payroll and related liabilities	23,271	22,130
Environmental liabilities	2,243	2,185
Accrued income taxes	1,105	38
Other accrued liabilities	35,636	38,799
Total current liabilities	162,118	178,842
Deferred income taxes	86,245	85,447
Long-term debt, net of current maturities	413,401	334,629
Environmental liabilities, net of current portion	46,994	44,874
Other long-term liabilities	13,405	11,837
Total liabilities	722,163	655,629
Commitments and contingencies (Note 7)
Redeemable noncontrolling interest	—	22,248
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 26,069 and 25,219 shares issued and outstanding	26,069	25,219
Class B common stock – 25,000 shares $1.00 par value authorized, 393 and 1,113 shares issued and outstanding	393	1,113
Additional paid-in capital	8,654	816
Retained earnings	1,046,132	1,056,024
Accumulated other comprehensive loss	(10,974)	(2,589)
Total SSI shareholders’ equity	1,070,274	1,080,583
Noncontrolling interests	5,336	5,113
Total equity	1,075,610	1,085,696
Total liabilities and equity	$1,797,773	$1,763,573
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Revenues	$710,295	$879,865	$1,965,325	$2,578,653
Operating expense:
Cost of goods sold	652,263	807,980	1,794,933	2,367,283
Selling, general and administrative	49,390	50,148	146,144	158,510
Income from joint ventures	(418)	(341)	(549)	(2,174)
Restructuring charges	1,873	—	5,006	—
Operating income	7,187	22,078	19,791	55,034
Interest expense	(2,788)	(2,729)	(7,159)	(9,473)
Other income (expense), net	141	(154)	414	70
Income before income taxes	4,540	19,195	13,046	45,631
Income tax expense	(2,986)	(7,541)	(4,191)	(15,870)
Net income	1,554	11,654	8,855	29,761
Net income attributable to noncontrolling interests	(734)	(413)	(1,063)	(1,875)
Net income attributable to SSI	$820	$11,241	$7,792	$27,886

Net income per share attributable to SSI - basic	$0.03	$0.41	$0.29	$1.01
Net income per share attributable to SSI - diluted	$0.03	$0.40	$0.29	$1.00
Weighted average number of common shares:
Basic	26,671	27,531	26,629	27,499
Diluted	26,813	27,795	26,777	27,748
Dividends declared per common share	$0.188	$0.188	$0.563	$0.222
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Net income	$1,554	$11,654	$8,855	$29,761
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments(1)	(1,253)	(5,920)	(8,085)	(8,449)
Cash flow hedges, net(2)	(2)	(123)	20	(95)
Pension obligations, net(3)	183	67	710	200
Total other comprehensive loss, net of tax	(1,072)	(5,976)	(7,355)	(8,344)
Comprehensive income	482	5,678	1,500	21,417
Less amounts attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	(734)	(413)	(1,063)	(1,875)
Foreign currency translation adjustment attributable to redeemable noncontrolling interest	(26)	(940)	(1,030)	(723)
Total amounts attributable to noncontrolling interests	(760)	(1,353)	(2,093)	(2,598)
Comprehensive income (loss) attributable to SSI	$(278)	$4,325	$(593)	$18,819
_____________________________

(1)	Net of tax (benefit) of $(72) thousand, $(532) thousand, $(516) thousand and $(657) thousand for each respective period.

(2)	Net of tax expense (benefit) of $(1) thousand, $(70) thousand, $23 thousand and $(54) thousand for each respective period.

(3)	Net of tax expense of $105 thousand, $39 thousand, $408 thousand and $117 thousand for each respective period.

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended May 31,
	2013	2012
Cash flows from operating activities:
Net income	$8,855	$29,761
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	62,351	61,437
Deferred income taxes	3,530	5,149
Undistributed equity in earnings of joint ventures	(754)	(2,174)
Share-based compensation expense	9,752	7,424
Excess tax benefit from share-based payment arrangements	(198)	(511)
Loss (gain) on disposal of assets	404	(17)
Unrealized foreign exchange loss, net	903	558
Bad debt recoveries, net of expense	(346)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(42,690)	69,037
Inventories	(19,751)	11,104
Income taxes	1,179	(13,729)
Prepaid expenses and other current assets	(13,542)	(3,812)
Intangibles and other long-term assets	637	(263)
Accounts payable	(10,288)	(17,434)
Accrued payroll and related liabilities	1,858	(13,748)
Other accrued liabilities	(1,026)	1,599
Environmental liabilities	(490)	(317)
Other long-term liabilities	(268)	93
Distributed equity in earnings of joint ventures	1,460	2,280
Net cash provided by operating activities	1,576	136,437
Cash flows from investing activities:
Capital expenditures	(66,681)	(54,945)
Joint venture receipts (payments), net	(1,819)	(559)
Proceeds from sale of assets	822	624
Acquisitions, net of cash acquired	(22,677)	—
Purchase of noncontrolling interest	(24,734)	—
Net cash used in investing activities	(115,089)	(54,880)
Cash flows from financing activities:
Proceeds from line of credit	432,000	372,500
Repayment of line of credit	(432,000)	(372,500)
Borrowings from long-term debt	234,484	380,309
Repayment of long-term debt	(159,028)	(425,755)
Debt financing fees	—	(1,215)
Repurchase of Class A common stock	—	(14,748)
Taxes paid related to net share settlement of share-based payment arrangements	(1,273)	(1,194)
Excess tax benefit from share-based payment arrangements	198	511
Stock options exercised	300	608
Contributions from noncontrolling interest	1,970	2,104
Distributions to noncontrolling interest	(1,743)	(3,497)
Contingent consideration paid related to business acquisitions	—	(4,485)
Dividends paid	(14,885)	(6,520)
Net cash provided by (used in) financing activities	60,023	(73,882)
Effect of exchange rate changes on cash	705	(667)
Net (decrease) increase in cash and cash equivalents	(52,785)	7,008
Cash and cash equivalents as of beginning of period	89,863	49,462
Cash and cash equivalents as of end of period	$37,078	$56,470
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements of Schnitzer Steel Industries, Inc. (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. Management suggests that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2012. The results for the three and nine months ended May 31, 2013 and 2012 are not necessarily indicative of the results of operations for the entire year.

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

Cash and Cash Equivalents
Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding checks in excess of funds on deposit of $24 million as of May 31, 2013 and $38 million as of August 31, 2012.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The majority of cash and cash equivalents are maintained with two major financial institutions (Bank of America and Wells Fargo Bank, N.A.). Balances in these institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250,000 as of May 31, 2013. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, letters of credit, cash deposits and monitoring procedures. The Company is exposed to a residual credit risk with respect to open letters of credit by virtue of the possibility of the failure of a bank providing a letter of credit. The Company had $65 million and $37 million of open letters of credit relating to accounts receivable as of May 31, 2013 and August 31, 2012, respectively.

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
Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, long-term debt and derivative contracts. The Company uses the market approach to value its financial assets and liabilities, determined using available market information. The net carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. For long-term debt, which is primarily at variable interest rates, fair value is estimated using observable inputs (Level 2) and approximates its carrying value.

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
Redeemable Noncontrolling Interest
The Company issued common stock of one of its subsidiaries to a noncontrolling interest holder of that subsidiary that, prior to the Company’s purchase of that interest on March 8, 2013, had been redeemable both at the option of the holder and upon the occurrence of an event that was not solely within the Company’s control. Since redemption of the noncontrolling interest was outside of the Company’s control, this interest was presented on the Unaudited Condensed Consolidated Balance Sheets in the mezzanine section under the caption redeemable noncontrolling interest. If the interest had been redeemed, the Company would have been required to purchase all of such interest at fair value on the date of redemption. Prior to its purchase by the Company on March 8, 2013, the redeemable noncontrolling interest was presented at the greater of its carrying amount (adjusted for the noncontrolling interest’s share of the allocation of income or loss of the subsidiary, dividends to and contributions from the noncontrolling interest) or its fair value as of each measurement date. Any adjustments to the carrying amount of the redeemable noncontrolling interest for changes in fair value prior to the Company’s purchase of the interest in March 2013 were recorded to retained earnings. See Note 9 - Redeemable Noncontrolling Interest for further detail.

Reclassifications
Certain prior year amounts have been reclassified within cash flows from operating activities in the Unaudited Condensed Statements of Cash Flows to conform to the current period presentation. These changes had no impact on previously reported net income or net cash provided by operating activities.

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

Note 3 - Inventories, net

Inventories, net consisted of the following (in thousands):

	May 31, 2013	August 31, 2012
Processed and unprocessed scrap metal	$178,255	$152,930
Semi-finished steel products (billets)	15,057	7,328
Finished goods	63,966	49,988
Supplies	38,400	36,746
Inventories, net	$295,678	$246,992

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

The aggregate consideration paid for these acquisitions was $23 million, which was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the date of acquisition. The excess of the aggregate purchase price over the fair value of the identifiable net assets acquired of $19 million was recorded as goodwill, of which $17 million is expected to be deductible for tax purposes. Since the dates of acquisition, the acquired operations generated aggregate revenues from sales to third parties of $7 million and operating losses of $3 million through May 31, 2013 excluding the benefits realized by our geographically proximate facilities from integrating the acquired businesses with our existing operations.

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

In June 2013, the Company made the following acquisition:

•
The Company acquired substantially all of the assets of Bill’s Auto Parts, Inc., which operated a used auto parts business with one store in Rhode Island. This acquisition expands APB’s presence in the Northeastern U.S. and is near Metals Recycling Business’ operations.

The consideration paid for this acquisition was immaterial.

The acquisitions completed in fiscal 2013 through the issuance date of these consolidated financial statements were not material, individually or in the aggregate, to the Company’s financial position or results of operations. Pro forma operating results for the acquisitions are not presented, since the aggregate results would not be significantly different than reported results.

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
The determination of fair value of the reporting units used to perform the first step of the impairment test requires judgment and involves significant estimates and assumptions about the expected future cash flows and the impact of market conditions on those assumptions. Due to the inherent uncertainty associated with forming these estimates, actual results could differ from those estimates. Future events and changing market conditions may impact the Company’s assumptions as to future revenue growth rates, pace and extent of operating margin and volume recovery, market-based WACC and other factors that may result in changes in the estimates of the Company’s reporting units’ fair value. Although management believes the assumptions used in testing the Company’s reporting units’ goodwill for impairment are reasonable, it is possible that market and economic conditions could deteriorate further or not improve as expected. Additional declines in or a lack of recovery in market conditions from current levels, a trend of weaker than anticipated Company financial performance including the pace and extent of operating margin and volume recovery, a lack of recovery in the Company’s share price from current levels, or an increase in the market-based WACC, among other factors, could significantly impact the impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on the Company’s financial condition and results of operations.
There were no triggering events during the third quarter of fiscal 2013 requiring an interim goodwill impairment test.
The gross changes in the carrying amount of goodwill by reporting segment for the nine months ended May 31, 2013 were as follows (in thousands):

	Metals Recycling Business	Auto Parts Business	Total
Balance as of August 31, 2012	$471,954	$163,537	$635,491
Acquisitions	1,744	16,606	18,350
Purchase accounting adjustments	135	232	367
Foreign currency translation adjustment	(5,976)	(1,326)	(7,302)
Balance as of May 31, 2013	$467,857	$179,049	$646,906

There were no accumulated goodwill impairment charges as of May 31, 2013 and August 31, 2012.

Note 6 - Short-Term Borrowings

The Company has an unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. that expires March 1, 2014. Interest rates are set by the bank at the time of borrowing. The Company had no borrowings outstanding under this facility as of May 31, 2013 and August 31, 2012. The credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio.

Note 7 - Commitments and Contingencies

The Company evaluates the adequacy of its environmental liabilities on a quarterly basis. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which liabilities were established.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the Company’s environmental liabilities for the nine months ended May 31, 2013 were as follows (in thousands):

Reporting Segment	Balance as of August 31, 2012	Liabilities Established (Released), Net(1)	Payments and Other	Balance as of May 31, 2013	Short-Term	Long-Term
Metals Recycling Business	$30,859	$(92)	$(181)	$30,586	$1,689	$28,897
Auto Parts Business	16,200	2,451	—	18,651	554	18,097
Total	$47,059	$2,359	$(181)	$49,237	$2,243	$46,994
_____________________________

(1)	The Company recorded $3 million in purchase accounting for environmental liabilities related to properties leased in connection with business combinations completed in fiscal 2013.

Metals Recycling Business (“MRB”)
As of May 31, 2013, MRB had environmental liabilities of $31 million for the potential remediation of locations where it has conducted business and has environmental liabilities from historical or recent activities.

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

On March 30, 2012, the LWG submitted to the EPA and made available on its website a draft feasibility study (“draft FS”) for the Site based on approximately ten years of work and $100 million in costs classified by the LWG as investigation related. The draft FS identifies ten possible remedial alternatives which range in estimated cost from approximately $170 million to $250 million (net present value) for the least costly alternative to approximately $1.08 billion to $1.76 billion (net present value) for the most costly and estimates a range of two to 28 years to implement the remedial work, depending on the selected alternative. The draft FS does not determine who is responsible for remediation costs, define the precise cleanup boundaries or select remedies. The draft FS is being reviewed, and may be subject to revisions prior to its approval, by the EPA. While the draft FS is an important step in the EPA’s development of a proposed plan for addressing the Site, a final decision on the nature and extent of the required remediation will occur only after the EPA has prepared a proposed plan for public review and issued a record of decision (“ROD”). Currently available information indicates that the EPA does not expect to issue its final ROD selecting a remedy for the Site until at least 2015. Responsibility for implementing and funding EPA’s selected remedy will be determined in a separate allocation process.

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

Other MRB Sites
As of May 31, 2013, the Company had environmental liabilities related to various MRB sites other than Portland Harbor of $30 million. The liabilities relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues and were not individually material at any site.

Auto Parts Business
As of May 31, 2013, the Company had environmental liabilities related to various APB sites of $19 million. The liabilities relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues and were not individually material at any site.

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

SMB has an operating permit issued under Title V of the Clean Air Act Amendments of 1990, which governs certain air quality standards. The permit is based on an annual production capacity of 950 thousand tons. The permit was first issued in 1998 and has since been renewed through February 1, 2018.

SMB had no environmental liabilities as of May 31, 2013.

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

The Company expects that total pre-tax charges pursuant to these restructuring initiatives will be approximately $14 million. Of this amount, $10 million was incurred through the third quarter of fiscal 2013, with the balance expected to be incurred by the end of fiscal 2013. The Company expects that the vast majority of the restructuring charges will require cash payments.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following illustrates the reconciliation of the restructuring liability by major type of costs for the nine months ended May 31, 2013 (in thousands):

	Balance as of August 31, 2012	Charges	Payments and Other	Balance as of May 31, 2013	Total Charges to Date	Total Expected Charges
Severance costs	$2,477	$2,474	$(4,353)	$598	$5,215	$5,300
Contract termination costs	414	182	(365)	231	622	4,700
Other exit costs	64	2,350	(2,414)	—	4,181	4,200
Total	$2,955	$5,006	$(7,132)	$829	$10,018	$14,200

Restructuring charges by reporting segment were as follows (in thousands):

	As of May 31, 2013
	Current Year to Date Charges	Total Charges to Date	Total Expected Charges
Metals Recycling Business	$1,607	$3,267	$4,200
Auto Parts Business	202	435	500
Unallocated (Corporate)	3,197	6,316	9,500
Total	$5,006	$10,018	$14,200
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

On March 8, 2013, the Company entered into an agreement with the noncontrolling interest holder for the purchase of all of the outstanding noncontrolling interest in the Company’s subsidiary for $25 million. In the second quarter of fiscal 2013, the Company adjusted the redeemable noncontrolling interest to its fair value corresponding to the purchase price of $25 million, with the difference between the adjusted carrying value and fair value recorded as a reduction to retained earnings.

Prior to the second quarter of fiscal 2013, the noncontrolling interest was presented at its adjusted carrying value, which approximated its fair value. The Company determined fair value using Level 3 inputs under the fair value hierarchy using an income approach based on a discounted cash flow analysis. The determination of fair value requires management to apply significant judgment in formulating estimates and assumptions used in the discounted cash flow model, including primarily revenue growth rates driven by future commodity prices and volume expectations, operating margins, capital expenditures, working capital requirements, terminal year growth rates and an appropriate discount rate. The present value of future cash flows was determined using a market-based weighted average cost of capital including a subject-company risk premium. The Company also used a market approach based on earnings multiple data to corroborate the fair value estimates of the noncontrolling interest determined using the discounted cash flow model.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Following is a reconciliation of the changes in the redeemable noncontrolling interest for the nine months ended May 31, 2013 and 2012 (in thousands):

	2013	2012
Balances - September 1 (Beginning of period)	$22,248	$19,053
Net loss attributable to noncontrolling interest	(903)	(569)
Currency translation adjustment	(1,030)	(723)
Capital contributions from noncontrolling interest holder	1,970	2,104
Adjustment to fair value	2,449	—
Purchase	(24,734)	—
Balances - May 31 (End of period)	$—	$19,865

Note 10 - Changes in Equity

The following is a summary of the changes in equity for the nine months ended May 31, 2013 and 2012 (in thousands):

	2013			2012
	SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity	SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balances - September 1 (Beginning of period)	$1,080,583	$5,113	$1,085,696	$1,094,712	$6,524	$1,101,236
Net income(1)	7,792	1,966	9,758	27,886	2,444	30,330
Other comprehensive loss, net of tax(2)	(8,385)	—	(8,385)	(9,067)	—	(9,067)
Distributions to noncontrolling interests	—	(1,743)	(1,743)	—	(3,497)	(3,497)
Share repurchases	—	—	—	(14,748)	—	(14,748)
Restricted stock withheld for taxes	(1,273)	—	(1,273)	(1,194)	—	(1,194)
Stock options exercised	300	—	300	608	—	608
Share-based compensation	9,752	—	9,752	7,574	—	7,574
Excess tax (deficiency) benefit from stock options exercised and restricted stock units vested	(812)	—	(812)	84	—	84
Adjustment to fair value of redeemable noncontrolling interest	(2,449)	—	(2,449)	—	—	—
Cash dividends	(15,234)	—	(15,234)	(6,051)	—	(6,051)
Balances - May 31, 2013 and 2012 (End of period)	$1,070,274	$5,336	$1,075,610	$1,099,804	$5,471	$1,105,275
_____________________________

(1)
Net income attributable to noncontrolling interests for the nine months ended May 31, 2013 and 2012 excludes net losses of $(903) thousand and $(569) thousand, respectively, allocable to the redeemable noncontrolling interest. See Note 9 - Redeemable Noncontrolling Interest.

(2)
Other comprehensive loss, net of tax for the nine months ended May 31, 2013 and 2012 excludes $(1) million and $(723) thousand, respectively, relating to foreign currency translation adjustments for the redeemable noncontrolling interest. See Note 9 - Redeemable Noncontrolling Interest.

SCHNITZER STEEL INDUSTRIES, INC.

Note 11 - Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

	May 31, 2013	August 31, 2012
Foreign currency translation adjustments	$(5,457)	$3,658
Pension obligations, net	(5,396)	(6,106)
Cash flow hedges, net	(121)	(141)
Total accumulated other comprehensive loss	$(10,974)	$(2,589)
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

In the second quarter of fiscal 2013, the Company granted a deferred stock unit (“DSU”) award to each of its non-employee directors under the Company’s 1993 Stock Incentive Plan. John Carter, the Company’s Chairman, and Tamara Lundgren, President and Chief Executive Officer, receive compensation pursuant to their employment agreements and do not receive DSUs. One DSU gives the director the right to receive one share of Class A common stock at a future date. The grant included a total of 29,167 shares that will vest on the day before the Company’s 2014 annual meeting, subject to continued Board service. The total value of these awards was not material.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Income Taxes

The effective tax rate for the Company’s operations for the three and nine months ended May 31, 2013 was 65.8% and 32.1% compared to 39.3% and 34.8% for the three and nine months ended May 31, 2012, respectively.

A reconciliation of the difference between the federal statutory rate and the Company’s effective rate is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of credits	(1.3)	(3.3)	(1.1)	(2.3)
Foreign income taxed at different rates	41.0	8.8	14.7	3.4
Section 199 deduction	(10.4)	0.5	(12.0)	(0.6)
Non-deductible officers’ compensation	3.0	2.3	1.4	1.5
Noncontrolling interests	(5.7)	(1.4)	(5.3)	(1.9)
Research and development credits	(3.9)	(4.1)	(3.7)	(1.8)
Foreign interest income	—	—	—	0.7
Other non-deductible expenses	9.3	—	3.4	—
Other	(1.2)	1.5	(0.3)	0.8
Effective tax rate	65.8%	39.3%	32.1%	34.8%

The effective tax rate for the third quarter of fiscal 2013 was higher than in past periods due to the impact of the low level of pre-tax income in the quarter in combination with changes in expected performance for the full fiscal year 2013 and the impact of lower financial performance in foreign operations, which are taxed at more favorable rates. The effective tax rate for the first nine months of fiscal 2013 benefited from the recognition of certain discrete tax benefits of $1 million in the second quarter of fiscal 2013.
In the first quarter of fiscal 2013, the Company recorded an expense of $2 million to recognize a valuation allowance on deferred tax assets of a foreign subsidiary as a result of its assessment indicating that, at that time, it was more likely than not that the associated tax benefit would not be realized. In the second quarter of fiscal 2013, the Company recorded a benefit of $2 million to release the valuation allowance in order to reflect a change in the Company’s facts and circumstances with respect to the feasibility of implementing a change in the Company’s foreign subsidiaries’ operating structure, which allowed the Company to conclude that, at that time, it was more likely than not that the associated tax benefit would be realized. The Company continues to regularly assess the realizability of deferred tax assets. Changes in earnings performance and projections of future taxable income from foreign operations, among other factors, may cause the Company in the future to adjust the valuation allowance on deferred tax assets, which could materially impact the Company’s results of operations in the period in which the Company determines that these factors have changed.

The Company files federal and state income tax returns in the U.S. and foreign tax returns in Puerto Rico and Canada. The federal statute of limitations has expired for fiscal 2009 and prior years. The Canadian and several state tax authorities are currently examining returns for fiscal years 2005 to 2009.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Net Income Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to SSI (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Net income	$1,554	$11,654	$8,855	$29,761
Net income attributable to noncontrolling interests	(734)	(413)	(1,063)	(1,875)
Net income attributable to SSI	$820	$11,241	$7,792	$27,886
Computation of shares:
Weighted average common shares outstanding, basic	26,671	27,531	26,629	27,499
Incremental common shares attributable to dilutive stock options, performance share awards, DSUs and RSUs	142	264	148	249
Weighted average common shares outstanding, diluted	26,813	27,795	26,777	27,748

Common stock equivalent shares of 601,547 and 583,747 were considered antidilutive and were excluded from the calculation of diluted net income per share for the three and nine months ended May 31, 2013, respectively, compared to 79,021 and 89,959 common stock equivalent shares, for the three and nine months ended May 31, 2012, respectively.

Note 16 - Related Party Transactions

The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $8 million and $11 million for the three months ended May 31, 2013 and 2012, respectively, and $20 million and $34 million for the nine months ended May 31, 2013 and 2012, respectively. Advances to these joint ventures were $1 million and less than $1 million for the three months ended May 31, 2013 and 2012, respectively, and $2 million and $1 million for the nine months ended May 31, 2013 and 2012, respectively. As of May 31, 2013 and August 31, 2012 the Company owed $2 million, net, to joint ventures.

In connection with the acquisition of the metals recycling business assets of Amix Salvage and Sales Ltd. in March 2011, the Company had entered into a series of agreements to obtain barging and other services and lease property with entities owned by the minority shareholder of the Company’s subsidiary that operates its MRB facilities in Vancouver, British Columbia and Alberta, Canada. On March 8, 2013, the Company purchased the noncontrolling interest in that subsidiary and, as a result, those entities under common ownership of the former minority shareholder ceased to be related parties of the Company. Prior to its purchase of the noncontrolling interest, the Company paid less than $1 million and $5 million, primarily for barging services, under these agreements for the three and nine months ended May 31, 2013, respectively. The Company paid $3 million and $8 million for the three and nine months ended May 31, 2012, respectively. Amounts payable to entities affiliated with the minority shareholder were less than $1 million as of August 31, 2012.

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

Thomas D. Klauer, Jr., President of the Company’s Auto Parts Business, is the sole shareholder of a corporation that is the 25% minority partner in a partnership in which the Company is the 75% partner and which operates five self-service stores in Northern California. Mr. Klauer’s 25% share of the profits of this partnership totaled less than $1 million for the three months ended May 31, 2013 and 2012, and $1 million for the nine months ended May 31, 2013 and 2012. The partnership leases properties from entities in which Mr. Klauer has ownership interests under agreements that expire in March 2016 with options to renew the leases, upon expiration, for multiple periods. The rent paid by the partnership to the entities in which Mr. Klauer has ownership interests was less than $1 million for the three months ended May 31, 2013 and 2012, and less than $1 million for the nine months ended May 31, 2013 and 2012.

Certain members of the Schnitzer family own significant interests in, or are related to owners of, MMGL Corp (“MMGL”, formerly known as Schnitzer Investment Corp.), which is engaged in the real estate business and was a subsidiary of the Company prior to

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1989. MMGL is considered a related party for financial reporting purposes. The Company and MMGL are both potentially responsible parties with respect to Portland Harbor, which has been designated as a Superfund site since December 2000. The Company and MMGL have worked together in response to Portland Harbor matters, and the Company has paid all of the legal and consulting fees for the joint defense, in part due to its environmental indemnity obligation to MMGL with respect to the Portland scrap metal operations property. The Company and MMGL have agreed to an equitable cost sharing arrangement with respect to defense costs under which MMGL will pay 50% of the legal and consulting costs, net of insurance recoveries. The amounts receivable from (payable to) MMGL vary from period to period because of the timing of incurring legal and consulting fees, payments for cost reimbursements and insurance recoveries. Amounts receivable from MMGL under this agreement were less than $1 million as of May 31, 2013 and August 31, 2012.

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

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below illustrates the Company’s operating results by reporting segment (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Revenues:
Metals Recycling Business:
Revenues	$604,870	$786,527	$1,675,521	$2,296,898
Less: Intersegment revenues	(52,734)	(51,215)	(142,448)	(149,916)
MRB external customer revenues	552,136	735,312	1,533,073	2,146,982
Auto Parts Business:
Revenues	86,439	82,936	234,075	245,222
Less: Intersegment revenues	(21,223)	(17,006)	(58,042)	(56,599)
APB external customer revenues	65,216	65,930	176,033	188,623
Steel Manufacturing Business:
Revenues	92,943	78,623	256,219	243,048
Total revenues	$710,295	$879,865	$1,965,325	$2,578,653

The table below illustrates the reconciliation of the Company’s segment operating income (loss) to income before income taxes (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Metals Recycling Business	$8,789	$17,817	$28,602	$50,868
Auto Parts Business	8,273	12,543	21,348	31,693
Steel Manufacturing Business	(72)	253	4,373	602
Segment operating income	16,990	30,613	54,323	83,163
Restructuring charges	(1,873)	—	(5,006)	—
Corporate and eliminations	(7,930)	(8,535)	(29,526)	(28,129)
Operating income	7,187	22,078	19,791	55,034
Interest expense	(2,788)	(2,729)	(7,159)	(9,473)
Other income (expense), net	141	(154)	414	70
Income before income taxes	$4,540	$19,195	$13,046	$45,631

The following is a summary of the Company’s total assets by reporting segment (in thousands):

	May 31, 2013	August 31, 2012
Metals Recycling Business(1)	$1,671,205	$1,696,296
Auto Parts Business	358,723	329,327
Steel Manufacturing Business	328,874	322,398
Total segment assets	2,358,802	2,348,021
Corporate and eliminations	(561,029)	(584,448)
Total assets	$1,797,773	$1,763,573
_____________________________

(1)	MRB total assets include $17 million as of May 31, 2013 and August 31, 2012 for investments in joint venture partnerships.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section includes a discussion of our operations for the three and nine months ended May 31, 2013 and 2012. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2012 and the Unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in Part I, Item 1 of this report.
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
Forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding our expectations, intentions, beliefs and strategies regarding the future, which may include statements regarding trends, cyclicality and changes in the markets we sell into; strategic direction; changes to manufacturing and production processes; the cost of compliance with environmental and other laws; expected tax rates, deductions and credits; the realization of deferred tax assets; planned capital expenditures; liquidity positions; ability to generate cash from continuing operations; the potential impact of adopting new accounting pronouncements; expected results, including pricing, sales volumes and profitability; obligations under our retirement plans; savings or additional costs from business realignment and cost containment programs; and the adequacy of accruals.
When used in this report, the words “believes,” “expects,” “anticipates,” “intends,” “assumes,” “estimates,” “evaluates,” “may,” “could,” “opinions,” “forecasts,” “future,” “forward,” “potential,” “probable,” and similar expressions are intended to identify forward-looking statements.
We may make other forward-looking statements from time to time, including in reports filed with the Securities and Exchange Commission, press releases and public conference calls. All forward-looking statements we make are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements, except as may be required by law. Our business is subject to the effects of changes in domestic and global economic conditions and a number of other risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent annual report on Form 10-K and quarterly report on Form 10-Q. Examples of these risks include: potential environmental cleanup costs related to the Portland Harbor Superfund site; the impact of general economic conditions; volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; difficulties associated with acquisitions and integration of acquired businesses; the impact of goodwill impairment charges; the realization of expected cost reductions related to restructuring initiatives; the inability of customers to fulfill their contractual obligations; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and existing credit facilities; restrictions on our business and financial covenants under our bank credit agreement; the impact of the consolidation in the steel industry; the impact of imports of foreign steel into the U.S.; inability to realize expected benefits from investments in technology; freight rates and availability of transportation; product liability claims; costs associated with compliance with environmental regulations; the adverse impact of climate change; inability to obtain or renew business licenses and permits; compliance with greenhouse gas emission regulations; reliance on employees subject to collective bargaining agreements; and the impact of the underfunded status of multiemployer plans in which we participate.

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

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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

Executive Overview of Financial Results for the Third Quarter of Fiscal 2013

We generated consolidated revenues of $710 million in the third quarter of fiscal 2013, a decrease of 19% from the $880 million of revenues in the third quarter of fiscal 2012. This decrease was primarily due to lower sales volumes and lower average net selling prices for ferrous metal as a result of weak economic conditions that negatively impacted demand for recycled metal. In addition, sluggish U.S. economic growth and the lower price environment adversely impacted the supply of scrap metal.

Operating income, including restructuring charges of $2 million, was $7 million in the third quarter of fiscal 2013, a decrease of 67% from operating income of $22 million in the third quarter of fiscal 2012. Selling prices of recycled ferrous metal declined steadily throughout the third quarter of fiscal 2013, resulting in average net selling prices that were substantially lower than in the prior year quarter. In an environment of declining selling prices, average inventory costs did not decrease as quickly as purchase costs for raw materials, resulting in an adverse effect on cost of goods sold and a compression of operating margins compared to the third quarter of fiscal 2012. In addition, compared to the prior year quarter, operating results in the third quarter of fiscal 2013 were negatively impacted at MRB by the reduction in ferrous and nonferrous volumes due to softer demand and the constrained supply of raw materials, and at APB by $1 million of operating losses, including integration and startup costs, related to store locations acquired in the second quarter or opened during the third quarter of fiscal 2013.

In the third quarter of fiscal 2013, we made further progress on our growth strategy through the continued integration of eight stores acquired in the second quarter of fiscal 2013 and the opening of two greenfield store locations in our Auto Parts Business. In the Metals Recycling Business, our new shredder in Surrey, British Columbia, became operational. In addition, in March 2013 we acquired the redeemable noncontrolling interest in one of MRB’s Canadian subsidiaries for consideration of $25 million.

The following items summarize our consolidated financial results for the third quarter of fiscal 2013:

•	Revenues of $710 million, compared to $880 million in the third quarter of fiscal 2012;

•	Operating income of $7 million, compared to operating income of $22 million in the third quarter of fiscal 2012;

•	Net income attributable to SSI of $1 million, or $0.03 per diluted share, compared to $11 million, or $0.40 per diluted share, in the third quarter of fiscal 2012;

•
Excluding restructuring charges, adjusted net income attributable to SSI was $2 million, or $0.09 per diluted share, in the third quarter of fiscal 2013 (see the reconciliation of adjusted net income attributable to SSI in Non-GAAP Financial Measures at the end of Item 2);

•	Net cash provided by operating activities of $2 million in the first nine months of fiscal 2013, compared to $136 million in the prior year period; and

•
Debt, net of cash, of $377 million as of May 31, 2013, compared to $245 million as of August 31, 2012 (see the reconciliation of Debt, net of cash in Non-GAAP Financial Measures at the end of this Item 2).

The following items highlight the financial results for our reporting segments for the third quarter of fiscal 2013:

•	MRB revenues and operating income of $605 million and $9 million, respectively, compared to $787 million and $18 million in the third quarter of fiscal 2012, respectively;

•	APB revenues and operating income of $86 million and $8 million, respectively, compared to $83 million and $13 million in the third quarter of fiscal 2012, respectively; and

•	SMB revenues of $93 million compared to $79 million in the third quarter of fiscal 2012, with operating results approximating break-even levels in both periods.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

	Three Months Ended May 31,			Nine Months Ended May 31,
($ in thousands)	2013	2012	% Change	2013	2012	% Change
Revenues:
Metals Recycling Business	$604,870	$786,527	(23)%	$1,675,521	$2,296,898	(27)%
Auto Parts Business	86,439	82,936	4%	234,075	245,222	(5)%
Steel Manufacturing Business	92,943	78,623	18%	256,219	243,048	5%
Intercompany revenue eliminations(1)	(73,957)	(68,221)	8%	(200,490)	(206,515)	(3)%
Total revenues	710,295	879,865	(19)%	1,965,325	2,578,653	(24)%
Cost of goods sold:
Metals Recycling Business	571,331	742,356	(23)%	1,576,148	2,164,657	(27)%
Auto Parts Business	63,911	57,150	12%	171,484	172,171	—%
Steel Manufacturing Business	91,667	76,827	19%	246,931	237,408	4%
Intercompany cost of goods sold eliminations(1)	(74,646)	(68,353)	9%	(199,630)	(206,953)	(4)%
Total cost of goods sold	652,263	807,980	(19)%	1,794,933	2,367,283	(24)%
Selling, general and administrative expense:
Metals Recycling Business	25,162	26,611	(5)%	71,423	83,479	(14)%
Auto Parts Business	14,255	13,243	8%	41,243	41,358	—%
Steel Manufacturing Business	1,348	1,543	(13)%	4,915	5,038	(2)%
Corporate(2)	8,625	8,751	(1)%	28,563	28,635	—%
Total selling, general and administrative expense	49,390	50,148	(2)%	146,144	158,510	(8)%
Income from joint ventures:
Metals Recycling Business	(412)	(257)	60%	(652)	(2,106)	(69)%
Change in intercompany profit elimination(3)	(6)	(84)	(93)%	103	(68)	NM
Total income from joint ventures	(418)	(341)	23%	(549)	(2,174)	(75)%
Operating income (loss):
Metals Recycling Business	8,789	17,817	(51)%	28,602	50,868	(44)%
Auto Parts Business	8,273	12,543	(34)%	21,348	31,693	(33)%
Steel Manufacturing Business	(72)	253	NM	4,373	602	626%
Segment operating income	16,990	30,613	(45)%	54,323	83,163	(35)%
Restructuring charges(4)	(1,873)	—	NM	(5,006)	—	NM
Corporate expense(2)	(8,625)	(8,751)	(1)%	(28,563)	(28,635)	—%
Change in intercompany profit elimination(5)	695	216	222%	(963)	506	NM
Total operating income	$7,187	$22,078	(67)%	$19,791	$55,034	(64)%
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

Revenues
Consolidated revenues in the third quarter and first nine months of fiscal 2013 were $710 million and $2 billion, respectively, a decrease of 19% and 24% compared to the same periods in the prior year. The decrease was primarily due to lower sales volumes and lower average net selling prices for ferrous metal as a result of weak economic conditions that negatively impacted demand for recycled metal. In addition, the sluggish U.S. economic growth and the lower price environment adversely impacted the supply of scrap metal compared to the prior year periods and contributed to the lower sales volumes.
Operating Income
Consolidated operating income in the third quarter and first nine months of fiscal 2013 was $7 million and $20 million, respectively, a decrease of 67% and 64%, compared to operating income of $22 million and $55 million in the same periods in the prior year. Selling prices of recycled ferrous metal declined sharply at the beginning of fiscal 2013 and, after experiencing a slight increase in the second quarter, steadily declined throughout the third quarter of fiscal 2013 as a result of softening demand. As a result, average selling prices on shipments were substantially lower in the third quarter and first nine months of fiscal 2013 than in the prior year comparable periods. The weak economic conditions and constrained supply of raw materials in our domestic markets caused purchase costs for scrap metal, including end-of-life vehicles, to decrease at a slower pace than average net selling prices resulting in a compression of operating margins. Furthermore, in an environment of declining selling prices in the first and third quarter of fiscal 2013, average inventory costs did not decrease as quickly as purchase costs for raw materials, resulting in an adverse effect on cost of goods sold and a further compression of operating margins compared to the prior year periods. Operating results at MRB were also negatively impacted by the reduction in volumes due to the constrained supply of raw materials compared to the prior year periods. Operating results in the third quarter and first nine months of fiscal 2013 included $1 million and $3 million, respectively, of operating losses at APB consisting of transaction, integration and startup costs related to the store locations acquired or opened during fiscal 2013. For the first nine months of fiscal 2013, these decreases were partially offset by an increase in operating income at SMB primarily as a result of increased operating margins from reductions in raw material costs compared to the same period in the prior year. While the prior year comparable periods also experienced periods of declining selling prices for recycled metals, particularly in the first quarter of fiscal 2012, operating results for MRB and APB for the third quarter and first nine months of fiscal 2012 benefited from higher sales volumes and higher average net selling prices resulting in less margin compression compared to fiscal 2013.
SG&A expense was relatively flat for the third quarter of fiscal 2013 compared to the prior year period, but decreased by $12 million or 8% for the first nine months of fiscal 2013, primarily as a result of restructuring initiatives and other operating efficiencies initiated in fiscal 2012. In the third quarter of fiscal 2013, the reductions in SG&A expenses related to the restructuring initiatives were partially offset primarily by increased costs at APB related to the store locations recently acquired or opened during the current fiscal year.
Consolidated operating income in the third quarter and first nine months of fiscal 2013 included restructuring charges of $2 million and $5 million, respectively, consisting of severance, contract termination and other exit costs. These charges are related to the restructuring initiatives announced in the fourth quarter of fiscal 2012 designed to extract greater synergies from the significant acquisitions and technology investments made in recent years, achieve further integration between MRB and APB, realign our organization to support future growth and decrease operating expenses by streamlining functions and reducing organizational layers. These initiatives are expected to lower annual operating costs by $25 million, comprising approximately $18 million of selling, general and administrative expense and $7 million of cost of goods sold, and be substantially implemented by the end of fiscal 2013. Total pre-tax charges pursuant to these restructuring initiatives are expected to amount to $14 million, of which $10 million have been recognized through the end of the third quarter with the remaining charges expected to be incurred by the end of fiscal 2013. We expect that the vast majority of the restructuring charges will require us to make cash payments.

The following is a summary of the restructuring charges incurred in the third quarter of fiscal 2013 by major type of cost (in thousands):

	Three Months Ended May 31, 2013
	MRB	APB	Corporate	Total Charges
Severance costs	$967	$(11)	$463	$1,419
Contract termination costs	30	—	128	158
Other exit costs	—	2	294	296
Total	$997	$(9)	$885	$1,873

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

The following is a summary of the restructuring charges incurred in the first nine months of fiscal 2013 by major type of cost and the total charges expected to be incurred pursuant to these restructuring initiatives (in thousands):

	Nine Months Ended May 31, 2013
	MRB	APB	Corporate	Total Charges	Total Expected Charges
Severance costs	$1,578	$63	$833	$2,474	$5,300
Contract termination costs	(28)	—	210	182	4,700
Other exit costs	57	139	2,154	2,350	4,200
Total	$1,607	$202	$3,197	$5,006	$14,200
We do not include restructuring charges in the measurement of the performance of our operating segments.
Interest Expense
Interest expense was $3 million and $7 million for the third quarter and first nine months of fiscal 2013, respectively, compared to $3 million and $9 million, respectively, for the same periods in the prior year. The decrease in interest expense for the first nine months of fiscal 2013 was primarily due to decreased average borrowings and lower average interest rates under our bank credit facilities compared to the prior year period.
Income Tax Expense
Our effective tax rates for the third quarter and first nine months of fiscal 2013 was 65.8% and 32.1%, compared to 39.3% and 34.8% for the same periods in the prior year. The effective tax rate for the third quarter of fiscal 2013 was higher than in past periods due to the impact of the low level of pre-tax income in the quarter in combination with changes in expected performance for the full fiscal year 2013 and the impact of lower financial performance in foreign operations, which are taxed at more favorable rates. The effective tax rate for the first nine months of fiscal 2013 benefited from the recognition of certain discrete tax benefits in the second quarter of fiscal 2013. The effective tax rate for fiscal 2013 is expected to be approximately 35%, subject to financial performance for the remainder of the year.
We regularly assess the realizability of deferred tax assets resulting from taxable losses generated at foreign subsidiaries. Changes in earnings performance and projections of future taxable income from foreign operations, among other factors, may cause us in the future to adjust the valuation allowance on deferred tax assets, which could materially impact our results of operations in the period in which we determine that these factors have changed.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Financial Results by Segment
We operate our business across three reporting segments: MRB, APB and SMB. Additional financial information relating to these reporting segments is contained in Note 17 - Segment Information in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
Metals Recycling Business

	Three Months Ended May 31,			Nine Months Ended May 31,
($ in thousands, except for prices)	2013	2012	% Change	2013	2012	% Change
Ferrous revenues	$465,194	$621,923	(25)%	$1,279,088	$1,812,550	(29)%
Nonferrous revenues	130,600	155,265	(16)%	372,456	456,552	(18)%
Other	9,076	9,339	(3)%	23,977	27,796	(14)%
Total segment revenues	604,870	786,527	(23)%	1,675,521	2,296,898	(27)%
Cost of goods sold	571,331	742,356	(23)%	1,576,148	2,164,657	(27)%
Selling, general and administrative expense	25,162	26,611	(5)%	71,423	83,479	(14)%
Income from joint ventures	(412)	(257)	60%	(652)	(2,106)	(69)%
Segment operating income	$8,789	$17,817	(51)%	$28,602	$50,868	(44)%
Average ferrous recycled metal sales prices ($/LT):(1)
Domestic	$367	$414	(11)%	$362	$419	(14)%
Foreign	$367	$427	(14)%	$368	$428	(14)%
Average	$367	$424	(13)%	$366	$426	(14)%
Ferrous sales volume (LT, in thousands):
Domestic	314	309	2%	854	925	(8)%
Foreign	850	1,044	(19)%	2,368	3,012	(21)%
Total ferrous sales volume (LT, in thousands)	1,164	1,353	(14)%	3,222	3,937	(18)%
Average nonferrous sales price ($/pound)(1)	$0.94	$0.97	(3)%	$0.95	$0.96	(1)%
Nonferrous sales volumes (pounds, in thousands)	135,256	154,071	(12)%	379,688	459,859	(17)%
Outbound freight included in cost of goods sold	$41,744	$53,439	(22)%	$111,651	$151,998	(27)%
_____________________________
LT = Long Ton, which is 2,240 pounds
(1) Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

Revenues
The decrease of 25% and 29% of ferrous revenues in the third quarter and first nine months of fiscal 2013, respectively, compared to the prior year periods was due to lower sales volumes and lower average net selling prices for ferrous metal as a result of weak economic conditions that negatively impacted demand for recycled metal. In addition, sluggish U.S. economic growth and the lower price environment adversely impacted the supply flow of scrap metal compared to the prior year which contributed to the lower sales volumes.
The decrease in nonferrous revenues in the third quarter and first nine months of fiscal 2013 was primarily due to lower sales volumes as a result of reduced volumes of processed scrap metal, despite the impact of improved recovery of nonferrous materials processed through our enhanced processing technologies.
Segment Operating Income
Operating income for the third quarter and first nine months of fiscal 2013 was $9 million and $29 million, respectively, a decrease of 51% and 44% compared to the same periods in the prior year. Selling prices of recycled ferrous metal declined sharply at the beginning of fiscal 2013 and, after experiencing a slight increase in the second quarter, steadily declined throughout the third quarter of fiscal 2013 as a result of softening demand. As a result, average selling prices on shipments were substantially lower in the third quarter and first nine months of fiscal 2013 than in the prior year comparable periods. The weak economic conditions and constrained supply of raw materials in our domestic market caused purchase costs for scrap metal to decrease at a slower pace

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

than average net selling prices resulting in a compression of operating margins compared to the prior year periods. Furthermore, in the environment of declining selling prices experienced in the third quarter and first nine months of fiscal 2013, average inventory costs did not decrease as quickly as purchase costs for raw materials, resulting in an adverse effect on cost of goods sold and a further compression of operating margins. Operating results compared to the prior year periods were also negatively impacted by the reduction in both ferrous and nonferrous sales volumes primarily due to the constrained supply of raw materials compared to the prior year periods, which benefited from higher sales volumes and higher average net selling prices resulting in less margin compression compared to fiscal 2013.
Included in operating income was a reduction in SG&A expenses for the third quarter and first nine months of fiscal 2013 of $1 million and $12 million, respectively, or a decrease of 5% and 14%, respectively. The decrease was primarily as a result of the restructuring initiatives and other operating efficiencies initiated in fiscal 2012 and implemented throughout fiscal 2013.
Auto Parts Business

	Three Months Ended May 31			Nine Months Ended May 31
($ in thousands)	2013	2012	% Change	2013	2012	% Change
Revenues	$86,439	$82,936	4%	$234,075	$245,222	(5)%
Cost of goods sold	63,911	57,150	12%	171,484	172,171	—%
Selling, general and administrative expense	14,255	13,243	8%	41,243	41,358	—%
Segment operating income	$8,273	$12,543	(34)%	$21,348	$31,693	(33)%
Number of stores at period end	61	51	20%	61	51	20%
Cars purchased (in thousands)	95	89	7%	262	258	2%

Revenues
Third quarter of fiscal 2013 compared with the third quarter of fiscal 2012
Revenues increased by 4% compared with the prior year quarter primarily driven by higher sales volumes due to the addition of ten stores as a result of acquisitions and the opening of greenfield store locations, partially offset by lower commodity prices.
First nine months of fiscal 2013 compared with the first nine months of fiscal 2012
Revenues decreased by 5% in the first nine months of fiscal 2013 primarily due to lower commodity prices, which adversely impacted sales of ferrous and nonferrous material compared to the prior year period, partially offset by the contribution provided by the ten store locations added during fiscal 2013.
Segment Operating Income
Operating income for the third quarter and first nine months of fiscal 2013 decreased by 34% and 33%, respectively, compared to the same periods in the prior year. The compression in operating margins was primarily related to car purchase costs decreasing at a slower rate than ferrous and nonferrous selling prices due to supply constraints of end-of-life vehicles. In addition, operating income for the third quarter and first nine months of fiscal 2013 was negatively impacted by $1 million and $3 million, respectively, of operating losses, including transaction, integration and startup costs, related to the ten store locations acquired or opened during the year. SG&A expense increased compared to the prior year period primarily as a result of incremental costs from acquisitions incurred in fiscal 2013, which more than offset the positive impact of the restructuring initiatives and other operational efficiencies implemented in fiscal 2013.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Steel Manufacturing Business

	Three Months Ended May 31			Nine Months Ended May 31
($ in thousands, except for price)	2013	2012	% Change	2013	2012	% Change
Revenues	$92,943	$78,623	18%	$256,219	$243,048	5%
Cost of goods sold	91,667	76,827	19%	246,931	237,408	4%
Selling, general and administrative expense	1,348	1,543	(13)%	4,915	5,038	(2)%
Segment operating income (loss)	$(72)	$253	NM	$4,373	$602	626%
Finished steel products average sales price ($/ton)(1)	$687	$734	(6)%	$685	$727	(6)%
Finished steel products sold (tons, in thousands)	125	103	21%	350	322	9%
Rolling mill utilization	60%	54%		64%	56%
_____________________________
NM = not meaningful

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

Revenues
Revenues for the third quarter and first nine months of fiscal 2013 increased by 18% and 5%, respectively, compared to the same periods in the prior year. These increases were primarily due to higher volumes of finished steel products as a result of slightly improved demand in our West Coast markets, partially offset by lower average sales prices as a result of the impact of reduced costs of raw materials.
Segment Operating Income (Loss)
Third quarter of fiscal 2013 compared with the third quarter of fiscal 2012
Operating results for the third quarter of fiscal 2013 decreased compared to the prior year due to lower average sales prices and increased miscellaneous costs of production, which more than offset the positive impact on operating margin resulting from higher volumes.
First nine months of fiscal 2013 compared with the first nine months of fiscal 2012
Operating income for the first nine months of fiscal 2013 increased significantly compared to the prior year period. This increase was primarily due to raw material costs decreasing at a faster rate than the average sales price for finished steel products and higher utilization levels resulting in improved operating margins.

Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.

Sources and Uses of Cash
We had cash balances of $37 million and $90 million as of May 31, 2013 and August 31, 2012, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, acquisitions, dividends and share repurchases. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of May 31, 2013, debt, net of cash, was $377 million compared to $245 million as of August 31, 2012 (refer to Non-GAAP Financial Measures below), an increase of $132 million primarily as a result of higher working capital, the acquisitions made in the second quarter of fiscal 2013 and the purchase of the redeemable noncontrolling interest in the third quarter of fiscal 2013. Our cash balances as of May 31, 2013 and August 31, 2012 include $5 million and $13 million, respectively, which are indefinitely reinvested in Puerto Rico and Canada.
Operating Activities
Net cash provided by operating activities in the first nine months of fiscal 2013 was $2 million, compared to $136 million in the first nine months of fiscal 2012.

Uses of cash in the first nine months of fiscal 2013 included a $43 million increase in accounts receivable due to the timing of sales and collections, a $20 million increase in inventory due to higher volumes on hand including the impact of timing of sales and a $10 million decrease in accounts payable due to the timing of payments.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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
Investing Activities
Net cash used in investing activities in the first nine months of fiscal 2013 was $115 million, compared to $55 million in the first nine months of fiscal 2012. Cash used in investing activities in fiscal 2013 included capital expenditures of $67 million, including investments in the construction of a new shredder, advanced processing equipment and related infrastructure for our facility in Surrey, British Columbia, which commenced shredding operations in the third quarter of fiscal 2013. Cash used for investing activities also included $23 million related to the acquisition of eight used auto parts facilities in the second quarter of fiscal 2013, and $25 million for the purchase of the redeemable noncontrolling interest in the third quarter of fiscal 2013.

Cash used in investing activities in the first nine months of fiscal 2012 included $55 million in capital expenditures to upgrade our equipment and infrastructure.
Financing Activities
Net cash provided by financing activities in the first nine months of fiscal 2013 was $60 million, compared to net cash used in financing activities of $74 million in the first nine months of fiscal 2012.

Cash provided by financing activities in the first nine months of fiscal 2013 was primarily due to $75 million in net borrowings of debt (refer to Non-GAAP Financial Measures below) mainly used to support higher working capital requirements, acquisitions and the purchase of the redeemable noncontrolling interest. Uses of cash included $15 million for dividends.

Cash used in financing activities in the first nine months of fiscal 2012 included $45 million in net repayment of debt (refer to Non-GAAP Financial Measures below) using cash generated from operations, $15 million for the repurchase of outstanding shares of our Class A common stock and $7 million for cash dividends.

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

We had borrowings outstanding under the credit facility of $401 million as of May 31, 2013 and $325 million as of August 31, 2012. The weighted average interest rate on amounts outstanding under this facility was 1.99% and 2.06% as of May 31, 2013 and August 31, 2012, respectively.

We also have an unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. that expires on March 1, 2014. Interest rates are set by the bank at the time of borrowing. We had no borrowings outstanding under this facility as of May 31, 2013 and August 31, 2012.

The two bank credit agreements contain various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of May 31, 2013, we were in compliance with these covenants. We use these credit facilities to fund working capital requirements, acquisitions, capital expenditures, dividends and share repurchases.

In addition, as of May 31, 2013 and August 31, 2012, we had $8 million of long-term tax-exempt bonds outstanding that mature in January 2021.

Capital Expenditures
Capital expenditures totaled $67 million for the first nine months of fiscal 2013, compared to $55 million for the same period in the prior year. During the third quarter of fiscal 2013, we continued our investments in the construction of a new shredder, advanced

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

processing equipment and related infrastructure in Surrey, British Columbia, which commenced shredding operations in March 2013. In addition, we made further investments in technology to improve the recovery and separation of nonferrous materials from the shredding process and investments in infrastructure to improve efficiency, increase capacity, improve worker safety, enhance environmental systems and replace equipment. We plan to invest up to $100 million in capital expenditures in fiscal 2013, including capital expenditures associated with acquisitions and the development of greenfield locations.

Dividends
On April 25, 2013, our Board of Directors declared a dividend for the third quarter of fiscal 2013 of $0.1875 per common share, which equates to an annual cash dividend of $0.75 per common share.

Acquisitions
In the second quarter of fiscal 2013, we expanded our presence in the regions in which we operate and in new locations through the acquisition of four used auto parts facilities in Richmond and Surrey, British Columbia, near our MRB operations in Surrey, British Columbia; two used auto parts facilities located in Kansas and Missouri; and two used auto parts facilities located in Massachusetts near our MRB operations. The acquired facilities operate under APB’s Pick-N-Pull brand. The aggregate consideration paid for these acquisitions was $23 million. In June 2013, we expanded our presence in the Northeast with the acquisition of a used auto parts store in Rhode Island. See Note 4 - Business Combinations in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Environmental Compliance
Our commitment to sustainable recycling and to operating our business in an environmentally responsible manner requires us to continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures, we invested $3 million in capital expenditures for environmental projects during the first nine months of fiscal 2013, and plan to invest up to $7 million for such projects in fiscal 2013.

We have been identified by the United States Environmental Protection Agency (“EPA”) as one of the potentially responsible parties (“PRPs”) that own or operate or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (“the Site”). A group of PRPs is conducting an investigation and study to identify and characterize the contamination at the Site and develop alternative approaches to remediation of the contamination. On March 30, 2012 the group submitted to the EPA a draft feasibility study (“draft FS”) based on approximately ten years of work and $100 million in costs classified as investigation-related. The draft FS identifies ten possible remedial alternatives which range in estimated cost from approximately $170 million to $250 million (net present value) for the least costly alternative to approximately $1.08 billion to $1.76 billion (net present value) for the most costly and estimates a range of two to 28 years to implement the remedial work, depending on the selected alternative. The draft FS does not determine who is responsible for remediation costs, define the precise cleanup boundaries or select remedies. The draft FS is being reviewed, and may be subject to revisions prior to its approval, by the EPA. A final decision on the nature and extent of the required remediation will occur only after the EPA has prepared a proposed plan for public review and issued a record of decision (“ROD”). Currently available information indicates that the EPA does not expect to issue its final ROD selecting a remedy for the Site until at least 2015. Because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs, we believe it is not reasonably possible to estimate the amount or range of costs which we are likely or which are reasonably possible to incur in connection with the Site, although such costs could be material to our financial position, results of operations, future cash flows and liquidity. Any material liabilities recorded in the future related to the Site could result in our failure to maintain compliance with certain covenants in our debt agreements. Significant cash outflows in the future related to the Site could reduce the amounts available for borrowing that could otherwise be used for investment in capital expenditures, acquisitions, dividends and share repurchases. See Note 7 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Redeemable Noncontrolling Interest
In March 2011, we issued common stock of one of our subsidiaries to a noncontrolling interest holder of that subsidiary that is redeemable both at the option of the holder and upon the occurrence of an event that is not solely within our control. On March 8, 2013, we purchased all of the outstanding noncontrolling interest in the subsidiary for $25 million. The noncontrolling interest was adjusted to its fair market value at the end of the second quarter of fiscal 2013; the difference between the adjusted carrying value and the fair value of the noncontrolling interest was recorded as a reduction to retained earnings at that time. See Note 9 - Redeemable Noncontrolling Interest in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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
We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. At May 31, 2013, we had $17 million outstanding under these arrangements.

Critical Accounting Policies and Estimates
We reaffirm our critical accounting policies and estimates as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended August 31, 2012, with the following change:

Goodwill
We evaluate goodwill for impairment annually during the second fiscal quarter and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Impairment of goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a ‘component’). We have determined that our reporting units for which goodwill has been allocated are equivalent to our operating segments, as all of the components of each segment meet the criteria for aggregation.
When testing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform the two-step quantitative impairment test, otherwise no further analysis is required. We also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. In the first step of the quantitative impairment test, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess.
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
We also use a market approach based on earnings multiple data and our market capitalization to corroborate our reporting units’ valuations. We reconcile our market capitalization to the aggregated estimated fair value of our reporting units, including consideration of a control premium representing the estimated amount a market participant would pay to obtain a controlling interest. Although the market price of our Class A common stock at the end of the second quarter of fiscal 2013 had increased from its low point in the third quarter of fiscal 2012, the implied control premium resulting from the difference between our market capitalization (based on the average trading price of our Class A common stock for the two-week period ended February 28, 2013) and the higher aggregated estimated fair value of our reporting units was still above the historical range of average and mean premiums observed on historical transactions within the steel making and scrap processing industries and at the high end of the range of average and mean premiums observed in more broadly defined sectors. While we identified specific reconciling items, including market participant synergies, we believe the implied control premium reflected the impact on our common stock price of the cyclical nature of our business, which is currently affected by weak market conditions including the constrained supply of scrap metal in our domestic market due to the sluggish U.S. economic growth and weak global macroeconomic indicators including a slowdown of scrap demand in China, in addition to the significant market uncertainty caused by the fiscal uncertainty in the U.S. and the sovereign debt crisis in Europe. We believe the current weak market conditions do not reflect the scrap metal industry’s long-term fundamentals and the earnings potential of our business. As a result, we believe the quoted market price of our Class A common stock does not fully reflect the underlying value of our reporting units. Accordingly, we do not believe that the fact that our market capitalization was less than total shareholders’ equity as of February 28, 2013 is an indication that goodwill allocated to our reporting units is impaired.
As a result of the inherent uncertainty associated with forming these estimates, actual results could differ from those estimates. Future events and changing market conditions may impact our assumptions as to future revenue growth rates, pace and extent of operating margin and volume recovery, market-based WACC and other factors that may result in changes in our estimates of the reporting units’ fair value. Although we believe the assumptions used in testing our reporting units’ goodwill for impairment are reasonable, it is possible that market and economic conditions could deteriorate further or not improve as expected. Additional declines in or a lack of recovery in market conditions from current levels, a trend of weaker than anticipated financial performance including the pace and extent of operating margin and volume recovery, a lack of recovery in our share price from current levels, or an increase in the market-based WACC, among other factors, could significantly impact our impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on our financial condition and results of operations.
There were no triggering events during the third quarter of fiscal 2013 requiring an interim goodwill impairment test.
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

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

The following is a reconciliation of debt, net of cash (in thousands):

	May 31, 2013	August 31, 2012
Short-term borrowings	$693	$683
Long-term debt, net of current maturities	413,401	334,629
Total debt	414,094	335,312
Less: cash and cash equivalents	37,078	89,863
Total debt, net of cash	$377,016	$245,449
Net borrowings (repayments) of debt
Net borrowings (repayments) of debt is the sum of borrowings from long-term debt, repayments of long-term debt, proceeds from line of credit, and repayment of line of credit. Management presents this amount as the net change in borrowings (repayments) for the period because it believes it is useful for investors as a meaningful presentation of the change in debt.
The following is a reconciliation of net borrowings (repayments) of debt (in thousands):

	Nine Months Ended May 31,
	2013	2012
Borrowings from long-term debt	$234,484	$380,309
Proceeds from line of credit	432,000	372,500
Repayment of long-term debt	(159,028)	(425,755)
Repayment of line of credit	(432,000)	(372,500)
Net borrowings (repayments) of debt	$75,456	$(45,446)
Adjusted net income and adjusted diluted earnings per share
Management presents adjusted net income attributable to SSI and adjusted diluted earnings per share attributable to SSI because it believes these measures provide a meaningful presentation of our results from core business operations excluding adjustments for restructuring charges that are not related to ongoing core business operations and improve the period-to-period comparability of our results from core business operations.
The following is a reconciliation of the adjusted net income attributable to SSI and adjusted diluted earnings per share attributable to SSI for the three months ended May 31, 2013 (in thousands, except per share data):

May 31, 2013
Net income attributable to SSI:
As reported	$820
Restructuring charges, net of tax	1,490
Adjusted	$2,310

Diluted earnings per share attributable to SSI:
As reported	$0.03
Restructuring charges, net of tax, per share	0.06
Adjusted	$0.09
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
Commodity Price Risk
We are exposed to commodity price risk, mainly associated with variations in the market price for finished steel products, ferrous and nonferrous metals, including scrap metal, autobodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to increases and decreases in forward selling prices by adjusting purchase prices on a timely basis. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices at May 31, 2013, a 10% decrease in the selling price per ton of finished steel products would have caused an NRV inventory write down of $3 million at SMB. A 10% decrease in the selling price of inventory would not have had a material NRV impact on MRB or APB at May 31, 2013.
Interest Rate Risk
There have been no material changes to our disclosure regarding interest rate risk set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended August 31, 2012.
Credit Risk
As of May 31, 2013 and August 31, 2012, 40% and 28%, respectively, of our trade accounts receivable balance was covered by letters of credit. Of the remaining balance as of May 31, 2013, 87% was less than 60 days past due, compared to 89% as of August 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See Note 7 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item I, incorporated by reference herein.
In early 2013, the Commonwealth of Massachusetts advised us of alleged violations of environmental requirements, including but not limited to those related to air emissions and hazardous waste management, at our operations in the Commonwealth. We have been discussing resolution of the alleged violations with the Commonwealth representatives. No enforcement proceeding has been filed to date. We do not believe that the outcome of this matter will be material to our financial position, results of operation, cash flows or liquidity.

ITEM 1A.	RISK FACTORS
There have been no material changes to our risk factors reported or new factors identified since the filing of our Annual Report on Form 10-K for the year ended August 31, 2012, which was filed with the Securities and Exchange Commission on October 25, 2012, except for the following:
Goodwill impairment charges may adversely affect our financial condition and results of operations
We have a substantial amount of goodwill on our balance sheet generated in connection with our acquisition business growth strategy. Goodwill represents the excess purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. We test the goodwill balances allocated to our reporting units for impairment on an annual basis and if events occur or circumstances change that indicate that the fair value of one or more of our reporting units may be below its carrying amount. A decline in the quoted market price of our stock could denote a triggering event indicating that goodwill may be impaired. When testing goodwill for impairment, we determine fair value using an income approach based on the present value of expected future cash flows utilizing a market-based weighted average cost of capital. Given that market prices of our reporting units are not readily available, we make various estimates and assumptions in determining the fair value of the reporting units, including estimating revenue growth rates, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, discount rate and synergistic benefits available to market participants. We corroborate the reporting units’ valuation using a market approach based on earnings multiple data and a reconciliation of the aggregated fair value of the reporting units to our market capitalization, including consideration of a control premium. Fair value determinations require considerable judgment and are sensitive to inherent uncertainties and changes in the estimates and assumptions described above. Additional declines in or a lack of recovery in market conditions from current levels, a trend of weaker than anticipated Company financial performance including the pace and extent of operating margin and volume recovery, a lack of recovery in our share price from current levels, or an increase in the market-based WACC, among other factors, could significantly impact our goodwill impairment analysis and may result in an impairment charge, which could have a material adverse effect on our financial condition and results of operations. See Critical Accounting Policies and Estimates in Part I, Item 2 of this report.
Our deferred tax assets may become impaired in the future
We have substantial deferred tax assets resulting from taxable losses generated at foreign subsidiaries. The assessment of recoverability of deferred tax assets is based on the evaluation of existing positive and negative evidence as to whether it is more likely than not that the net operating loss carryforwards will be realized. We continue to regularly assess the realizability of deferred tax assets. If negative evidence outweighs positive evidence, a valuation allowance is required. Impairment of deferred tax assets may result from significant negative industry or economic trends, a decrease in earnings performance and projections of future taxable income from foreign operations, adverse changes in laws or regulations and a variety of other factors. Impairment of deferred tax assets could have a material adverse impact on our results of operations and financial condition.

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

101
The following financial information from Schnitzer Steel Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended May 31, 2013 and 2012, (ii) Condensed Consolidated Balance Sheets as of May 31, 2013, and August 31, 2012, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended May 31, 2013 and 2012; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended May 31, 2013 and 2012; and (v) the Notes to Condensed Consolidated Financial Statements.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date:	June 27, 2013	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
President and Chief Executive Officer

Date:	June 27, 2013	By:	/s/ Richard D. Peach
Richard D. Peach
Senior Vice President and Chief Financial Officer