Form 10-K
period 2013-08-31
SCHNITZER STEEL INDUSTRIES INC
filed 2013-10-29
CIK 912603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2013
or
[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from             to
Commission File Number 0-22496
SCHNITZER STEEL INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

OREGON	93-0341923
(State of Incorporation)	(I.R.S. Employer Identification No.)

299 SW Clay St., Suite 350 Portland, OR	97201
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (503) 224-9900
Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, $1.00 par value	The NASDAQ Global Select Market
(Title of Each Class)	(Name of each Exchange on which registered)
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
Yes [    ]    No [ x ]
The aggregate market value of the registrant’s outstanding common stock held by non-affiliates on February 28, 2013 was $714,685,181.
The registrant had 26,174,285 shares of Class A common stock, par value of $1.00 per share, and 393,400 shares of Class B common stock, par value of $1.00 per share, outstanding as of October 24, 2013.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the January 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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
Forward-looking statements in this Annual Report on Form 10-K include statements regarding our expectations, intentions, beliefs and strategies regarding the future, which may include statements regarding trends, cyclicality and changes in the markets we sell into; strategic direction; changes to manufacturing and production processes; the cost of compliance with environmental and other laws; expected tax rates, deductions and credits; the realization of deferred tax assets; planned capital expenditures; liquidity positions; ability to generate cash from continuing operations; the potential impact of adopting new accounting pronouncements; expected results, including pricing, sales volumes and profitability; obligations under our retirement plans; benefits, savings or additional costs from business realignment and cost containment programs; and the adequacy of accruals.
When used in this report, the words “believes,” “expects,” “anticipates,” “intends,” “assumes,” “estimates,” “evaluates,” “may,” “could,” “opinions,” “forecasts,” “future,” “forward,” “potential,” “probable,” and similar expressions are intended to identify forward-looking statements.
We may make other forward-looking statements from time to time, including in reports filed with the Securities and Exchange Commission, press releases and public conference calls. All forward-looking statements we make are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements, except as may be required by law. Our business is subject to the effects of changes in domestic and global economic conditions and a number of other risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in Item 1A. Risk Factors of Part I of this Form 10-K. Examples of these risks include: potential environmental cleanup costs related to the Portland Harbor Superfund site; the impact of general economic conditions; volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; difficulties associated with acquisitions and integration of acquired businesses; the impact of goodwill impairment charges; the impact of long-lived asset impairment charges; the realization of expected cost reductions related to restructuring initiatives; the inability of customers to fulfill their contractual obligations; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and existing credit facilities; restrictions on our business and financial covenants under our bank credit agreement; the impact of the consolidation in the steel industry; the impact of imports of foreign steel into the U.S.; inability to realize expected benefits from investments in technology; freight rates and availability of transportation; impact of equipment upgrades and failures on production; product liability claims; the impact of impairment of our deferred tax assets; costs associated with compliance with environmental regulations; the adverse impact of climate change; inability to obtain or renew business licenses and permits; compliance with greenhouse gas emission regulations; reliance on employees subject to collective bargaining agreements; and the impact of the underfunded status of multiemployer plans in which we participate.

1 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

PART I

ITEM 1. BUSINESS
General
Founded in 1906, Schnitzer Steel Industries, Inc., an Oregon corporation, is one of the nation’s largest recyclers of ferrous and nonferrous scrap metal, a leading recycler of used and salvaged vehicles and a manufacturer of finished steel products. The foundation of our business is a commitment to sustainability – recycling metal to generate additional value while achieving profitable growth. In recent years, the worldwide demand for scrap metal has been driven by growing demand for new steel products, electric arc furnace (“EAF”) steel mill technology which relies on scrap metal as its primary feedstock and, to a certain extent, the use by blast furnaces of scrap metal, which reduces energy costs and use of virgin materials. The emerging markets, the primary end markets for our recycled scrap metal, currently generate insufficient levels of scrap metal to feed their steel production. This results in a need to source recycled scrap metal from developed economies, including the United States, which, together with domestic requirements, creates ongoing demand for our products.
Through our North American metals recycling business, we collect and recycle autobodies, rail cars, home appliances, industrial machinery, manufacturing scrap and construction and demolition scrap from bridges, buildings and other structures. With 60 operating facilities located in 14 States, Puerto Rico and Western Canada, we are well-positioned to efficiently collect scrap metal throughout North America and export product to customers around the world from our seven deep water ports. In fiscal 2013, we sold our products to customers located in 22 countries. Our Metals Recycling Business benefits from synergies with our Auto Parts Business in several geographic regions. Our Auto Parts Business, which has 61 retail locations, buys end-of-life vehicles, sells parts to retail and wholesale customers, and sells ferrous metal to metals recyclers, including our Metals Recycling Business where geographically feasible. In addition, our Steel Manufacturing Business produces finished steel products such as rebar, wire rod, coiled rebar, merchant bar and other specialty products using nearly 100% recycled metal sourced from our Metals Recycling Business, which is its sole supplier.
In fiscal 2013, our Metals Recycling Business processed or brokered 4.3 million tons of ferrous scrap metal and 520 million pounds of nonferrous scrap metal. Our Metals Recycling Business’ revenues by major scrap product were 76% ferrous and 23% nonferrous, and 79% of our external revenues were generated from export sales.
In the fourth quarter of fiscal 2012, we announced and initiated certain restructuring initiatives designed to extract greater synergies from acquisitions and technology investments made in recent years, achieve further integration between our Metals Recycling Business and Auto Parts Business, realign our organization to support future growth and decrease operating expenses by streamlining functions and reducing organizational layers. These initiatives, which were completed by the end of fiscal 2013, achieved a reduction in operating costs of approximately $25 million on an annualized basis. We plan to initiate and implement additional restructuring initiatives in fiscal 2014 to further reduce our annual operating expenses by approximately $30 million, with approximately 70% of the reduction expected to benefit fiscal 2014 results and the full annual benefit expected to be achieved in fiscal 2015. The reduction in operating expenses will primarily occur at MRB and is expected to result from a combination of organizational changes to reduce management layers, productivity improvements, procurement savings and other operational efficiencies. We expect to incur restructuring charges of $3 million in connection with these initiatives in fiscal 2014.
We report the operations of these three businesses in three reporting segments: the Metals Recycling Business (“MRB”), the Auto Parts Business (“APB”) and the Steel Manufacturing Business (“SMB”). See Note 21 – Segment Information in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for a discussion of the primary activities of each reporting segment, total assets by reporting segment, operating results from continuing operations, revenues from external customers and concentration of sales to foreign countries.
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
To prepare scrap metal, we crush, sort and bale the material by product grade for easier handling and sale. One of the most efficient ways to process and sort recycled scrap metal is through the use of shredding systems. MRB has seven deep water port locations equipped with shredders. In fiscal 2013, we completed the construction of a new shredder, advanced processing equipment, and related infrastructure for our dock facility in Surrey, British Columbia, which was acquired in fiscal 2011. This state-of-the-art

2 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

facility began shredding operations in the third quarter of fiscal 2013. Our largest port facilities in Everett, Massachusetts; Portland, Oregon; Oakland, California; and Tacoma, Washington each operate a mega-shredder with 7,000 to 9,000 horsepower. Our facilities in Johnston, Rhode Island; Surrey, British Columbia; Salinas, Puerto Rico; Kapolei, Hawaii; Anchorage, Alaska; and Concord, New Hampshire operate shredders with 1,500 to 6,000 horsepower. Our shredders are designed to provide a denser product and, in conjunction with new separation equipment, a more refined form of ferrous scrap metal which can be more efficiently used by steel mills. The shredding process reduces autobodies, home appliances and other scrap metal into fist-size pieces of shredded recycled scrap metal. The shredded material is then carried by conveyor under magnetized drums that attract the ferrous scrap metal and separate it from the nonferrous scrap metal and other residue found in the shredded material, resulting in a consistent and high-quality shredded ferrous product. The nonferrous scrap metal and residue then pass through a series of additional mechanical sorting systems designed to separate the nonferrous metal from the residue. The remaining nonferrous metal is then hand-sorted and graded before being sold. MRB continues to invest in nonferrous metal extraction and separation technologies in order to maximize the recoverability of valuable nonferrous metal. MRB also purchases nonferrous metal directly from industrial vendors and other suppliers and prepares this metal for shipment to customers.
Products
MRB sells both ferrous and nonferrous scrap metal. Ferrous scrap metal is a key feedstock used in the production of finished steel products and is primarily categorized into heavy melting steel (“HMS”), plate and structural (“bonus”) and shredded scrap (“shred”), although there are various grades of each category depending on metal content and the size and consistency of individual pieces. These attributes affect the product’s relative value. Our nonferrous products include aluminum, copper, stainless steel, nickel, brass, titanium, lead, high temperature alloys and joint products such as zorba (primarily mixed nonferrous material) and zurik (predominantly stainless steel).
Customers
MRB sells its products globally to steel mills, foundries and smelters, and is the sole supplier of the ferrous scrap metal required by SMB.
Presented below are MRB revenues by continent for the last three fiscal years ended August 31 (dollars in thousands):

	2013	% of Revenue	2012	% of Revenue	2011	% of Revenue
Asia	$1,161,086	57%	$1,598,889	58%	$1,837,011	63%
North America	609,684	30%	728,338	26%	691,678	24%
Europe(1)	381,867	19%	480,723	17%	325,191	11%
Africa	53,841	3%	130,469	5%	216,124	7%
South America	4,006	—%	10,288	1%	—	—%
Sales to SMB	(178,341)	(9)%	(183,906)	(7)%	(169,331)	(5)%
Total (net of intercompany)	$2,032,143	100%	$2,764,801	100%	$2,900,673	100%
 ____________________________

(1)	Includes sales to customers in Turkey.
In fiscal 2013, the five countries from which MRB derived its largest revenues from external customers were China, the United States, Turkey, South Korea, and Taiwan, which collectively accounted for 84% of total MRB revenue. In fiscal 2012 and 2011, the five countries from which MRB derived its largest revenues from external customers accounted for 81% and 69% of total MRB revenue, respectively.
MRB’s five largest external ferrous scrap metal customers accounted for 41% of recycled ferrous metal revenues in fiscal 2013, compared to 38% and 46% in fiscal 2012 and 2011, respectively. MRB had no external customers that accounted for 10% or more of consolidated revenues in fiscal 2013, 2012 and 2011. Customer purchase volumes of ferrous scrap metal vary from year to year due to the level of demand, availability of supply, economic growth, infrastructure spending, relative currency values, availability of credit and other factors. Ferrous metal sales are primarily denominated in U.S. dollars, and nearly all of the large shipments of ferrous scrap metal to foreign customers are supported by letters of credit.

3 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

The table below sets forth, on a revenue and volume basis, the amount of recycled ferrous scrap metal sold by MRB to foreign and domestic customers, including sales to SMB, during the last three fiscal years ended August 31:

	2013		2012		2011
	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)
Foreign	$1,255,636	3,167	$1,799,991	3,928	$1,974,972	4,236
Domestic	421,399	1,142	497,589	1,187	450,516	1,093
Total	$1,677,035	4,309	$2,297,580	5,115	$2,425,488	5,329
 _____________________________

(1)	Revenues stated in thousands of dollars.

(2)	Volume stated in thousands of long tons (one long ton = 2,240 pounds).
MRB sells processed nonferrous scrap metal to specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, brass and bronze ingot manufacturers and wire and cable producers globally. MRB continues to invest in advanced separation technologies in order to extract higher nonferrous yields from the shredding process and to enhance the separation of nonferrous metals in order to increase the intrinsic value of the individual metals.
The table below sets forth, on a revenue and volume basis, the amount of recycled nonferrous scrap metal sold by MRB to foreign and domestic customers during the last three fiscal years ended August 31:

	2013		2012		2011
	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)
Foreign	$345,973	369,869	$420,378	451,163	$412,891	399,933
Domestic	155,682	150,573	194,089	177,489	206,749	168,627
Total	$501,655	520,442	$614,467	628,652	$619,640	568,560
 ____________________________

(1)	Revenues stated in thousands of dollars.

(2)	Volume stated in thousands of pounds.
Pricing
Domestic and foreign prices for ferrous scrap metal are generally based on prevailing market rates, which differ by region and are subject to market cycles that are influenced by worldwide demand from steel and other metal producers and by the availability of materials that can be processed into saleable scrap metal, among other factors. Ferrous metal export sales contracts generally provide for shipment within 30 to 60 days after the price is agreed to which, in most cases, includes freight. Nonferrous metal sales contracts generally provide for shipment within 30 days of agreeing to the price, which also typically includes freight.
MRB responds to changes in selling prices by seeking to adjust scrap metal purchase prices at its recycling facilities in order to manage the impact on its operating income. The spread between selling prices and the cost of purchased material is subject to a number of factors, including differences in the market conditions between the domestic regions where raw scrap metal is acquired and the areas in the world where the processed materials are sold, market volatility from the time the selling price is agreed with the customer until the time the raw material is purchased, and changes in the estimated costs of transportation to the buyer’s facility. We believe MRB generally benefits from sustained periods of rising recycled metal selling prices, which allow it to better maintain or expand both operating income and unprocessed metal flow into its facilities, and suffers when recycled metal selling prices decline, which tends to compress its operating margins.
Markets
Over the last decade, growing worldwide demand for finished steel products generally has increased demand for raw materials, in particular recycled ferrous metal, which is one of the primary feedstocks used in EAFs to manufacture steel. Demand for finished steel has been more pronounced in Asia and the Mediterranean region, which currently do not possess a sufficient supply of raw materials to meet production needs. As a result of this demand, MRB’s ferrous exports have made up 73%, 77% and 79% of its total ferrous sales volume in fiscal 2013, 2012 and 2011, respectively. In fiscal 2012 and fiscal 2013, the rate of growth for global steel production slowed as a result of decelerating economic growth, the European sovereign debt crisis, industry production cuts and a weakening price environment for finished steel. The softening market conditions reflected these macroeconomic trends which are typical of the long-term cyclicality in our industry. We believe future demand for recycled metals will be driven by factors including global infrastructure spending, fixed asset investment, consumer spending, availability of credit and government stimulus programs. Nonferrous exports made up 71%, 72% and 70% of MRB’s total nonferrous sales volumes in fiscal 2013,

4 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

2012 and 2011, respectively. While the ferrous export market is highly diversified with no single country dominating sales from year to year, in the nonferrous markets, China and the U.S. have been the largest sales destinations.
Distribution
MRB delivers recycled ferrous and nonferrous scrap metal to foreign customers by ship and to domestic customers by barge, rail and over-the-road transportation networks. Cost efficiencies are achieved by operating deep water terminal facilities at Everett, Massachusetts; Portland, Oregon; Oakland, California; Tacoma, Washington; and Providence, Rhode Island, all of which are owned, except for the Providence, Rhode Island facility, which is operated under a long-term lease. We also have access to deep water terminal facilities at Kapolei, Hawaii and Salinas, Puerto Rico through public docks, and have water access for transportation purposes at our facility in Surrey, British Columbia. Our seven deep water terminals enable us to load ferrous material in large vessels capable of holding up to 50,000 tons for trans-oceanic shipments. Additionally, because we own most of the terminal facilities at which MRB operates, MRB is not normally subject to the same berthing delays often experienced by users of unaffiliated terminals. We believe that MRB’s loading costs are lower than at terminal facilities operated by third parties. From time to time, MRB may enter into contracts of affreightment, which guarantee the availability of ocean going vessels, in order to manage the risks associated with ship availability and freight costs.
Our nonferrous products are shipped in containers which hold 20 to 30 tons from container ports and rail ramps located in close proximity to our recycling facilities. Containerized shipments are exported by marine vessels to customers globally and domestic shipments are typically shipped by rail or by truck.
Sources of Unprocessed Metal
The most common forms of purchased raw metal are obsolete machinery and equipment, such as automobiles, railroad cars, railroad tracks, home appliances and other consumer goods, waste metal from manufacturing operations and demolition metal from buildings and other obsolete structures. Raw metal is acquired from a diverse base of suppliers that unload at MRB’s facilities, from drop boxes at suppliers’ industrial sites and through negotiated purchases from other large suppliers, including railroads, industrial manufacturers, automobile salvage facilities, metal dealers, various government entities and individuals. The majority of MRB’s scrap metal collection and processing facilities receive raw metal via major railroad routes, waterways or highways. Metals recycling facilities situated near unprocessed metal sellers and major transportation routes have the competitive advantage of reduced freight costs because of the significant cost of freight relative to the cost of metal. The locations of MRB’s West Coast facilities allow it to competitively purchase raw metal from the Northern California region, northward to Western Canada and Alaska, and to the east, including Idaho, Montana, Utah, Colorado and Nevada. The locations of the East Coast facilities provide access to sources of unprocessed metal in New York, Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, Vermont, Eastern Canada and, from time to time, the Midwest. In the Southeastern U.S., approximately half of MRB’s ferrous and nonferrous unprocessed metal volume is purchased from industrial companies, including auto manufacturers, with the remaining volume being purchased from smaller dealers and individuals. These industrial companies provide MRB with metals that are by-products of their manufacturing processes. The supply of scrap metal from these sources can fluctuate with the level of economic activity in the U.S. and can be sensitive to variability in scrap metal prices, particularly in the short-term.
Backlog
As of September 30, 2013, MRB had a backlog of orders to sell $104 million of export ferrous metal compared to $146 million in the prior year as a result of a decrease in selling prices compared to the prior year and timing of sales. Additionally, as of September 30, 2013, MRB had a backlog of orders to sell $38 million of export nonferrous metal compared to $53 million in the prior year primarily due to timing of sales.
Competition
MRB competes in the U.S. and in Western Canada for the purchase of scrap metal with large, well-financed recyclers of scrap metal, steel mills that own scrap yards and, increasingly in recent years, with smaller metal facilities and dealers. In general, the competitive factors impacting the purchase of scrap metal are the price offered by the purchaser and the proximity of the purchaser to the scrap metal source. MRB also competes with brokers that buy scrap metal on behalf of domestic and foreign steel mills. In fiscal 2012 and continuing in fiscal 2013, an environment of lower economic growth rates and lower prices constrained scrap generation in the U.S. which, coupled with incremental investments in equipment by competitors that increased scrap recycling capacity in certain regional markets, led to increasing market pressure on supply flows and margin compression throughout fiscal 2013.
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

5 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

We believe MRB’s ability to process substantial volumes of scrap metal products, state-of-the-art equipment, number of locations, access to a variety of different modes of transportation, geographic dispersion and cross-divisional synergies provide its business with the ability to compete in varying market conditions.
Auto Parts Business
Business and Products
APB procures used and salvaged vehicles and sells serviceable used auto parts from these vehicles through its 61 self-service auto parts stores located across the U.S. and Western Canada. The remaining portions of these vehicles, consisting primarily of autobodies and major parts containing ferrous and nonferrous materials such as engines, transmissions, alternators and catalytic converters, are sold to metals recyclers, including MRB where geographically feasible. In fiscal 2013, APB continued to expand its network of locations by acquiring nine stores and opening two greenfield store locations.
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
We believe that APB has a competitive advantage due to its various information technology systems, which are used to centrally manage and operate the geographically diverse network of stores; its consistent approach to offering customers a large selection of vehicles from which to obtain parts; and its efficient processing of autobodies. No single external customer accounted for 10% or more of consolidated revenues in fiscal 2013, 2012 and 2011.
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
The table below sets forth APB revenues from domestic and foreign customers, including MRB, for the last three fiscal years ended August 31 (in thousands):

	2013	2012	2011
Domestic	$305,035	$295,618	$296,554
Foreign	8,271	21,266	23,279
Sales to MRB	(75,992)	(73,974)	(78,795)
Total (net of intercompany)	$237,314	$242,910	$241,038
Distribution
APB sells used auto parts from each of its self-service retail stores. Upon arriving at a self-service store, a customer pays an admission charge and signs a liability waiver before entering the car lot. When a customer finds a desired part on a vehicle, the customer removes it and pays a listed price for the part.
The wholesale component of APB’s business consists of sales of ferrous and nonferrous materials obtained from end-of-life vehicles. Catalytic converters are removed from the vehicle prior to it being placed in the retail customer area. Once the vehicle is removed from the retail customer area, remaining parts with significant ferrous and nonferrous content, including engines, transmissions and alternators, are removed from the vehicle and items not sold to MRB are consolidated at central facilities in California, Oregon,Texas and Massachusetts in the United States and Calgary in Canada. From our facilities, these parts are sold to a variety of wholesale buyers through a competitive bidding process. Due to the larger quantities generated by this consolidation process, APB is able to obtain higher prices by focusing on larger wholesale customers that purchase in volume. The remaining autobody is crushed and sold as ferrous metal in the wholesale market. The autobodies are sold on a price-per-ton basis, which is subject to fluctuations in the recycled ferrous metal markets. APB generated revenues of $76 million, $74 million and $79 million during fiscal 2013, 2012 and 2011, respectively, from sales to MRB, making MRB the single largest customer of APB.
Marketing
APB has customized marketing initiatives that are unique to its self-service brand. The marketing plan focuses on strategies to maximize the acquisition of end-of-life vehicles and attracting auto parts customers into the stores. The marketing plan targets the regional customer base surrounding the stores and incorporates various strategies, including the use of radio and television

6 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

advertising to promote vehicle purchasing, regularly scheduled in-store promotions and other forms of product marketing. Each store has a customized marketing calendar designed for its market and the community it serves.
APB typically seeks to locate its facilities with convenient road access and in major population centers. By operating at locations that are convenient and visible to the target customer, the stores seek to become the customer’s first stop when acquiring used auto parts.
Sources of Vehicles
APB obtains vehicles from five primary sources: private parties, tow companies, charities, auto auctions and municipal contracts. APB has a program to purchase vehicles from private parties called “Cash for Junk Cars,” which is advertised in local markets. Private parties call a toll-free number and receive a quote for their vehicle. The private party can either deliver the vehicle to one of APB’s retail locations or arrange for the vehicle to be picked up. APB also employs car buyers who travel to vendors and bid on vehicles.
Competition
The auto parts industry is characterized by diverse and fragmented competition and comprises a large number of aftermarket and used auto parts suppliers of all sizes. These companies range from large, multi-national corporations which serve both original equipment manufacturers and the aftermarket on a worldwide basis to small, local entities which supply only a few parts for a particular car model. After a sustained period of strong demand for recycled metals, some smaller suppliers entered the market and some existing suppliers expanded their presence. This, combined with the constrained availability of end-of-life vehicles resulting from lower economic growth rates, led to a more competitive pricing environment in fiscal 2012 and continuing throughout fiscal 2013.
APB competes for the purchase of vehicles with other auto dismantlers, used car dealers, auto auctions and metal recyclers. In general, the main competitive factors impacting the purchase of vehicles are the price offered by the purchaser and the proximity of the purchaser to the source of the vehicle.
APB competes for the sale of used auto parts with other self-service and full-service auto dismantlers, as well as larger well-financed retail auto parts businesses. For wholesale sales of ferrous and nonferrous materials obtained from end-of-life vehicles, APB competes globally with other metal recyclers. The main competitive factors impacting the sale of APB’s products are price, availability of product, quality and convenience of the retail stores to customers.
Steel Manufacturing Business
Business
SMB operates a steel mini-mill in McMinnville, Oregon that produces a wide range of finished steel products using recycled metal and other raw materials. MRB is the sole supplier for SMB’s scrap metal requirements, which SMB purchases at rates that approximate export market prices for shipments from the West Coast of the U.S.
Manufacturing
SMB’s melt shop includes an EAF, a dual-ladle refining furnace, and a five-strand continuous billet caster and has enhanced steel chemistry refining capabilities, permitting the mill to produce special alloy grades of steel not currently produced by other mills on the U.S. West Coast. The melt shop produced 546 thousand, 464 thousand and 454 thousand tons of steel in the form of billets during fiscal 2013, 2012 and 2011, respectively. SMB continues to reinvest in its melt shop to improve efficiencies in the melting process.
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
Products
SMB produces semi-finished goods (billets) and finished goods, consisting of rebar, coiled rebar, wire rod, merchant bar and other specialty products. Semi-finished goods are predominantly used for SMB’s finished products, but also have been produced for sale to other steel mills. Rebar is produced in either straight length steel bars or coils and used to increase the tensile strength of poured concrete. Coiled rebar is preferred by some manufacturers because it reduces the waste generated by cutting individual lengths to meet customer specifications and, therefore, improves yield. Wire rod is steel rod, delivered in coiled form, used by manufacturers to produce a variety of products such as chain link fencing, nails, wire and stucco netting. Merchant bar consists

7 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

of round, flat, angle and square steel bars used by manufacturers to produce a wide variety of products, including gratings, steel floor and roof joists, safety walkways, ornamental furniture, stair railings and farm equipment. SMB is also certified to produce high-quality rebar to support nuclear power plant construction and has a license to produce certain patented high-strength specialty steels.
The table below sets forth, on a revenue and volume basis, the sales of these products during the last three fiscal years ended August 31:

	2013		2012		2011
	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)
Finished steel products	$346,982	487,542	$332,719	447,254	$317,338	438,874
Semi-finished steel products(3)	5,472	14,011	508	132	145	199
Total	$352,454	501,553	$333,227	447,386	$317,483	439,073
_____________________________

(1)	Revenues stated in thousands of dollars.

(2)	Volume stated in short tons (one short ton = 2,000 pounds).

(3)	Includes primarily sales of billets except for fiscal 2012 in which $391 were recorded for sales of by-products of mill production for which volumes are not tracked.
Customers
SMB’s customers are principally steel service centers, construction industry subcontractors, steel fabricators, wire drawers and major farm and wood products suppliers. During fiscal 2013, SMB sold its finished steel products to customers located primarily in the Western U.S. and Canada. Customers in California accounted for 42% of SMB’s revenues in fiscal 2013. SMB’s ten largest customers accounted for 43%, 43% and 53% of its revenues during fiscal 2013, 2012 and 2011, respectively. No SMB customer accounted for 10% or more of consolidated revenues in fiscal 2013, 2012 and 2011.
The table below sets forth SMB revenues from domestic and foreign customers for the last three fiscal years ended August 31 (in thousands):

	2013	2012	2011
Domestic	$304,598	$290,710	$256,888
Foreign(1)	47,856	42,517	60,595
Total	$352,454	$333,227	$317,483
____________________________

(1)	Includes sales to Canada of $47 million, $42 million and $59 million in fiscal 2013, 2012 and 2011, respectively.
Distribution
SMB sells directly from its mini-mill in McMinnville, Oregon and its owned distribution center in El Monte, California (Los Angeles area). Products are shipped from the mini-mill to the distribution center, primarily by rail. The distribution center facilitates sales by maintaining an inventory of products close to major customers for just-in-time delivery. SMB communicates regularly with major customers to determine their anticipated needs and plans its rolling mill production schedule, accordingly. Shipments to customers are made by common carrier, primarily truck or rail.
Supply of Scrap Metal
We believe SMB operates the only mini-mill in the Western U.S. that obtains its scrap metal requirements from an affiliated metal recycler. MRB provides a mix of recycled metal grades to SMB, which allows SMB to achieve optimum efficiency in its melting operations.
Energy Supply
SMB needs a significant amount of electricity to run its operations, primarily its EAF. SMB purchases electricity under a long-term contract with McMinnville Water & Light (“MW+L”), which in turn relies on the Bonneville Power Administration (“BPA”). We entered into our current contract with MW+L in October 2011 that will expire in September 2028.
SMB also needs a significant amount of natural gas to run its reheat furnaces, which are used to reheat billets prior to running them through the rolling mills. SMB meets this demand through a natural gas agreement with a utility provider that obligates SMB at each month-end to purchase a volume of gas based on its projected needs for the immediately subsequent month on a take-or-pay basis priced using published natural gas indices.
Energy costs represented 5% of SMB’s cost of goods sold in fiscal 2013, 2012 and 2011, respectively.

8 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Backlog
SMB generally ships products within days after the receipt of a purchase order. As of September 30, 2013 and 2012, SMB had a backlog of orders of $27 million and $25 million, respectively.
Competition
SMB’s primary domestic competitors for the sale of finished steel products include Nucor Corporation’s manufacturing facilities in Arizona, Utah and Washington, Gerdau Long Steel North America’s facility in California and Commercial Metals Company’s manufacturing facility in Arizona. In addition to domestic competition, SMB competes with foreign steel producers, principally located in Asia, Canada, Mexico and Central and South America, primarily in shorter length rebar and certain wire rod grades. Certain U.S. manufacturers have also expanded downstream distribution operations to include imported products which are highly competitive due to lower production costs. Demand and the resulting level of steel imports are impacted by general economic conditions and the relative value of the U.S. dollar. The principal competitive factors in SMB’s market are price, product availability, quality and service.
For more than a decade, the U.S. government has imposed anti-dumping and countervailing duties against wire rod products from eight foreign countries and rebar products from seven foreign countries. These duties remain in effect today and are periodically reassessed, typically after five years in a sunset review, to determine if there is likely to be a recurrence of dumping and material injury to the U.S. domestic industry should the orders expire. On September 4, 2013, the International Trade Commission initiated anti-dumping and countervailing duty investigations against two additional countries which are currently under review.
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
Acquisitions
In fiscal 2013, we focused on growth primarily through acquisitions of used auto parts businesses consistent with our strategy of creating synergies through acquisitions within geographic regions where MRB already operates and building on our existing presence in major metropolitan areas. With our history of generating positive cash flows from operations and available borrowing capacity, we believe we are in a position to continue to complete acquisitions when consistent with our long-term strategic plans.
During fiscal 2013, we made the following acquisitions:

•
In December 2012, we acquired substantially all of the assets of Ralph’s Auto Supply (B.C.) Ltd., a used auto parts business with four stores in Richmond and Surrey, British Columbia, which expanded APB’s presence in Western Canada and is near MRB’s operations in Surrey, British Columbia.

•
In December 2012, we acquired substantially all of the assets of U-Pick-It, Inc., a used auto parts business with two stores in the Kansas City metropolitan area in Missouri and Kansas, which expanded APB’s presence in the Midwestern U.S.

•
In December 2012, we acquired all of the equity interests of Freetown Self Serve Used Auto Parts, LLC, Freetown Transfer Facility, LLC, Millis Used Auto Parts, Inc. and Millis Industries, Inc., which together operated a used auto parts and scrap metal recycling business with two stores in Massachusetts. This acquisition established a new APB presence in the Northeastern U.S. and expanded the nearby MRB operations.

•
In June 2013, we acquired substantially all of the assets of Bill’s Auto Parts, Inc. and Perkins Horseshoe Works, Inc., which operated a used auto parts business with one store in Rhode Island. This acquisition expanded APB’s presence in the Northeastern U.S. and is near MRB’s operations.

During fiscal 2012, we made the following acquisition:

•	In June 2012, we acquired substantially all of the assets of Rocky Mountain Salvage, Ltd., a metals recycler in Hinton, Alberta, which expanded MRB’s presence in Western Canada.

9 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

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

Continuous Improvement Benefits from Technology, Growth Investments and Operational Efficiencies
We aim to be an efficient and competitive producer of both recycled metal and finished steel products in order to maximize the operating income for both operations. To meet this objective, we have historically focused on, and will continue to emphasize, continuous improvement programs which seek to maximize production from shredders using technology to improve ferrous and nonferrous scrap metal recovery processes and from ongoing performance initiatives throughout our operations that focus on improving returns from growth investments. The objective of these programs is to identify areas in existing processes that may be inefficient or where current performance could be improved and to recommend and implement solutions that could increase revenues or reduce costs by increasing output or recovery.
In fiscal 2013, we implemented certain restructuring initiatives announced in the fourth quarter of fiscal 2012 designed to extract greater synergies from acquisitions and technology investments made in recent years, achieve further integration between our Metals Recycling Business and Auto Parts Business, realign our organization to support future growth and decrease operating expenses by streamlining functions and reducing organizational layers. These initiatives targeted a reduction in annual pre-tax operating costs of $25 million and were completed by the end of fiscal 2013.
During fiscal 2013, 2012 and 2011, we spent $90 million, $79 million and $105 million, respectively, on capital improvements. These capital expenditures primarily reflect our significant investments in modern equipment to improve the efficiency and capabilities of our businesses and to further maximize our economies of scale. Our capital expenditures in fiscal 2013 included investments in the construction of a new shredder, advanced processing equipment and related infrastructure for our facility in Surrey, British Columbia, which began operations in the current fiscal year, and included upgrades to our existing shredder and downstream nonferrous equipment in our Puerto Rico operations. In addition, we made further investments in technology to improve the recovery and separation of nonferrous materials from the shredding process and investments in infrastructure to improve efficiency, increase capacity, improve worker safety, enhance environmental systems and replace equipment. We currently plan to invest approximately $60 million in capital expenditures on similar projects in fiscal 2014, which represents an approximately 35% reduction compared to fiscal 2013.

10 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

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
Although our objective is to maintain compliance with applicable environmental regulations, we have, in the past, been found not to be in compliance with certain environmental laws and regulations and have incurred liabilities, expenditures, fines and penalties associated with such violations. In December 2000, we were notified by the EPA that we are one of the potentially responsible parties that owns or operates, or formerly owned or operated, sites which are part of or adjacent to the Portland Harbor Superfund site (see discussion in Risk Factors in Part I, Item 1A and Note 11 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report). In fiscal 2013, capital expenditures related to ongoing environmental compliance were $5 million, and we expect to spend up to $11 million on capital expenditures for ongoing environmental compliance in fiscal 2014.
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

11 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

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
Employees
As of September 30, 2013, we had 3,643 full-time employees, consisting of 1,844 employees at MRB, 1,231 employees at APB, 430 employees at SMB and 138 corporate administrative employees. Of these employees, 856 were covered by collective bargaining agreements. The SMB contract with the United Steelworkers of America, which covers 300 of these employees, was renewed and ratified in June 2012 and will expire on March 31, 2016. We believe that in general our labor relations are good.
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
Risk Factors Relating to Our Business
Potential costs related to the environmental cleanup of Portland Harbor may be material to our financial position and liquidity
In December 2000, we were notified by the EPA under CERCLA that we are one of the potentially responsible parties (“PRP”) that owns or operates or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (the “Site”). The precise nature and extent of any cleanup of the Site, the parties to be involved, the process to be followed for any cleanup and the allocation of the costs for any cleanup among responsible parties have not yet been determined, but the process of identifying additional PRPs and beginning allocation of costs is underway. A group of PRPs referred to as the “Lower Willamette Group” (“LWG”) is conducting a remedial investigation and feasibility study (“RI/FS”) to identify and characterize the contamination at the Site and develop alternative approaches to remediation of the contamination. On March 30, 2012, the LWG submitted to the EPA and made available on its website a draft feasibility study (“draft FS”) for the Site based on approximately ten years of work and $100 million in costs classified by the LWG as investigation-related. The draft FS identifies ten possible remedial alternatives which range in estimated cost from approximately $170 million to $250 million (net present value) for the least costly alternative to approximately $1.08 billion to $1.76 billion (net present value) for the most costly and estimates a range of two to 28 years to implement the remedial work, depending on the selected alternative. The draft FS does not determine who is responsible for remediation costs, define the precise cleanup boundaries or select remedies. The draft FS is being reviewed and is likely to be subject to revisions, which could be significant, prior to its approval by the EPA. While the draft FS is an important step in the EPA’s development of a proposed plan for addressing the Site, a final decision on the nature and extent of the required

12 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

remediation will occur only after the EPA has prepared a proposed plan for public review and issued a record of decision (“ROD”). Currently available information indicates that the EPA does not expect to issue its final ROD selecting a remedy for the Site until at least 2015. Responsibility for implementing and funding the EPA’s selected remedy will be determined in a separate allocation process, which is currently underway. Separately, the natural resource damages trustees for the Site are conducting a process to determine the amount of natural resource damages at the Site and identify the persons potentially liable for such damages. Given the size of the Site, the costs to date of the RI/FS and the nature of the conditions identified to date, the total cost of the investigations, remediation and natural resource damages claims are likely to be substantial. Because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs, we believe it is not possible to reasonably estimate the amount or range of costs which we are likely or reasonably possible to incur in connection with the Site, although such costs could be material to our financial position, results of operations, cash flows and liquidity. Significant cash outflows in the future related to the Site could reduce the amount of our borrowing capacity that could otherwise be used for investment in capital expenditures, acquisitions, dividends and share repurchases. Any material liabilities incurred in the future related to the Site could result in our failure to maintain compliance with certain covenants in our debt agreements. See “Contingencies – Environmental” in Note 11 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
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
Changes in the availability or price of raw materials and end-of-life vehicles could reduce our sales
Our businesses require certain materials that are sourced from third party suppliers. Although our cross-divisional synergies allow us to be our own source for some raw materials, particularly with respect to scrap metal for SMB, we rely on other suppliers for most of our raw material needs. Industry supply conditions generally involve risks, including the possibility of shortages of raw materials, increases in raw material costs and reduced control over delivery schedules. We procure our scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to sell scrap metal to us. In periods of declining scrap metal prices, suppliers may elect to hold scrap metal to wait for higher prices or intentionally slow their metal collection activities. If a substantial number of suppliers ceases selling scrap metal to us, we will be unable to recycle metal at desired levels, and our results of operations and financial condition could be materially adversely affected. A slowdown of industrial production in the U.S. may also reduce the supply of industrial grades of metal to the metals recycling industry, resulting in less recyclable metal available to process and market. Increased competition for domestic scrap metal, including as a result of investments by competitors that expand the scrap recycling capacity in the U.S., may also reduce the supply of scrap metal available to us. Failure to obtain a steady supply of scrap material could both adversely impact our ability to meet sales commitments and reduce our operating margins. Failure to obtain an adequate supply of end-of-life vehicles could adversely impact our ability to attract customers and charge admission fees and reduce our parts sales. Failure to obtain raw materials, such as alloys used in the steel-making process, could adversely impact our ability to make steel to the specifications of our customers.
Significant decreases in scrap metal prices may adversely impact our operating results
The timing and magnitude of the cycles in the industries in which we operate are difficult to predict and are influenced by different economic conditions in the domestic market, where we typically acquire our raw materials, and foreign markets, where we typically sell the majority of our products. Purchase prices for autobodies and scrap metal and selling prices for scrap metal are volatile and beyond our control. While we attempt to respond to changing scrap metal selling prices through adjustments to our metal purchase prices, our ability to do so is limited by competitive and other market factors. As a result, we may not be able to reduce our metal purchase prices to offset a sharp reduction in scrap metal sales prices, which may adversely impact our operating income and cash flows. In addition, a rapid decrease in selling prices may compress our operating margins due to the impact of average inventory cost, which causes cost of goods sold recognized in the Consolidated Statements of Operations to decrease at a slower rate than metal purchase prices and net selling prices. Lower export demand for scrap metal relative to demand in the domestic market may also compress operating margins due to higher purchase prices resulting from stronger domestic competition for supply without commensurately higher export selling prices.

13 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

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
Goodwill impairment charges may adversely affect our operating results
We have a substantial amount of goodwill on our balance sheet generated in connection with our acquisition business growth strategy. Goodwill represents the excess purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. We test the goodwill balances allocated to our reporting units for impairment on an annual basis and if events occur or circumstances change that indicate that the fair value of one or more of our reporting units may be below its carrying amount. A decline in the quoted market price of our stock could denote a triggering event indicating that goodwill may be impaired. When testing goodwill for impairment, we determine fair value using an income approach based on the present value of expected future cash flows utilizing a market-based weighted average cost of capital (“WACC”). Given that market prices of our reporting units are not readily available, we make various estimates and assumptions in determining the fair value of the reporting units, including estimating revenue growth rates, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, discount rate and synergistic benefits available to market participants. We corroborate the reporting units’ valuation using a market approach based on earnings multiple data and a reconciliation between our market capitalization and our estimate of the aggregate fair value of the reporting units, including consideration of a control premium. Fair value determinations require considerable judgment and are sensitive to inherent uncertainties and changes in the estimates and assumptions described above. In the fourth quarter of fiscal 2013, we identified the combination of the continued challenging market conditions, the constrained supply of raw materials, the Company’s recent financial performance and the lack of recovery of our market capitalization as a triggering event requiring an interim impairment test of goodwill allocated to our reporting units. As a result of the test, we recorded a goodwill impairment charge of $321 million at the MRB reporting unit. Additional declines in or a lack of recovery in market conditions from current levels, the Company’s financial performance trends, including the pace and extent of operating margin and volume recovery, a further decline in our share price from current levels, or an increase in the market-based WACC, among other factors, could significantly impact our impairment analysis and may result in further goodwill impairment charges that, if incurred, could have a material adverse effect on our financial condition and results of operations. See Critical Accounting Policies and Estimates in Part II, Item 7 of this report.
Impairment of long-lived assets may adversely affect our operating results
Long-lived assets are subject to an impairment assessment when certain triggering events or circumstances indicate that their carrying value may be impaired. If the carrying value exceeds our estimate of future undiscounted cash flows of the operations related to the asset, an impairment is recorded for the difference between the carrying amount and the fair value of the asset. The results of these tests for potential impairment may be adversely affected by unfavorable market conditions, the Company’s financial performance trends, or an increase in interest rates, among other factors. If as a result of the impairment test we determine that the fair value of any of our long-lived assets is less than its carrying amount, we may incur an impairment charge that could have a material adverse effect on our financial condition and results of operations.
Our restructuring initiatives may not achieve the expected cost reductions
We have been implementing various restructuring initiatives designed to extract greater synergies from our acquisitions and technology investments, achieve further integration between our Metals Recycling Business and Auto Parts Business, realign our organization to support future growth and decrease operating expenses by streamlining functions and reducing organizational layers. Our ability to achieve the anticipated cost savings and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. We have incurred in fiscal 2012 and 2013, and will continue to incur in the near term, restructuring charges as a result of these activities. Failure to achieve the expected cost reductions related to these restructuring initiatives could have a material adverse effect on our business and results of operations.

14 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Uncertain economic conditions may cause customers to be unable to fulfill their contractual obligations
We enter into export ferrous sales contracts preceded by negotiations that include fixing price, quantity, shipping terms and other contractual terms. Upon finalization of these terms and satisfactory completion of other contractual contingencies, the customer typically opens a letter of credit to satisfy its obligation under the contract prior to our shipment of the cargo. Although not considered normal course of business, during uncertain economic conditions, we are at risk on consummating the transaction until the customer successfully opens the letter of credit. Customers may not be able to fulfill their contractual obligations or open letters of credit in times of illiquid market conditions. As of August 31, 2013 and 2012, 49% and 28%, respectively, of our trade accounts receivable balance was covered by letters of credit.
Increases in the value of the U.S. dollar relative to other currencies may reduce the demand for our products
A significant portion of MRB’s revenues is generated from sales to foreign customers, which are denominated in U.S. dollars, including customers located in Asia, Africa and Europe. A strengthening U.S. dollar would make our products more expensive for non-U.S. customers, which could negatively impact export sales. A strengthening U.S. dollar would also make imported metal products less expensive, resulting in an increase in imports of steel products into the U.S. As a result, our finished steel products, which are made in the U.S., may become more expensive for our U.S. customers relative to imported steel products.
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
Although we believe we have adequate access to contractually committed borrowings, we could be adversely affected if our banks were unable to honor their contractual commitments or ceased lending. Failure to access our credit facilities could restrict our ability to fund operations, make capital expenditures or execute acquisitions.
The agreement governing our bank credit facility imposes certain restrictions on our business and contains financial covenants
Our unsecured committed bank credit agreement contains certain restrictions on our business, including our ability to create liens, raise additional capital, enter into transactions with affiliates, acquire and dispose of businesses, guarantee debt, and consolidate or merge. These restrictions may affect our ability to operate our business or execute our growth strategy and may limit our ability to take advantage of potential business opportunities as they arise. Our bank credit agreement also requires that we maintain certain financial and other covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Our failure to comply with any of these restrictions or financial covenants could result in an event of default under the bank credit agreement, and permit our lenders to cease lending to us and declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest. This could require us to refinance our bank credit agreement, which we may not be able to do at terms acceptable to us, or at all.
Consolidation in the steel industry may reduce demand for our products
There has been a significant amount of consolidation in the steel industry in recent years that has included steel mills acquiring steel fabricators to ensure demand for their products. If any of SMB’s significant remaining customers were to be acquired by

15 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

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
Equipment upgrades and equipment failures may lead to production curtailments or shutdowns
Our recycling and manufacturing processes depend on critical pieces of equipment, including shredders, nonferrous sorting technology, furnaces and rolling mills, which may be out of service occasionally for scheduled upgrades or maintenance or as a result of unanticipated failures. Our facilities are subject to equipment failures and the risk of catastrophic loss due to unanticipated events such as fires, accidents or violent weather conditions. We have insurance to cover certain of the risks associated with equipment damage and resulting business interruption, but there are certain events that would not be covered by insurance and there can be no assurance that insurance will continue to be available on acceptable terms. Interruptions in our processing and production capabilities could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Our deferred tax assets may become impaired in the future
The assessment of recoverability of our deferred tax assets is based on an evaluation of existing positive and negative evidence as to whether it is more likely than not that they will be realized. If negative evidence outweighs positive evidence, a valuation allowance is required. Impairment of deferred tax assets may result from significant negative industry or economic trends, a decrease in earnings performance and projections of future taxable income, adverse changes in laws or regulations and a variety of other factors. In fiscal 2013, we recorded a valuation allowance on substantially all of the deferred taxes generated at one of our foreign subsidiaries. Impairment of deferred tax assets could have a material adverse impact on our results of operations and financial condition.

16 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Risk Factors Relating to the Regulatory Environment
Environmental regulations may cause us to incur significant compliance costs
Compliance with environmental laws and regulations is a significant factor in our business. We are subject to local, state and federal environmental laws and regulations in the U.S. and other countries relating to, among other matters:

•	Waste disposal;

•	Air emissions;

•	Waste water and storm water management and treatment;

•	Soil and groundwater contamination remediation;

•	Global climate change;

•	Discharge, storage, handling and disposal of hazardous materials; and

•	Employee health and safety.
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
Climate change may adversely impact our facilities and our ongoing operations
The potential physical impacts of climate change on our operations are highly uncertain and will be particular to the geographic circumstances. These may include rising sea levels at our deep water port facilities, changing storm patterns and intensities, and changing temperature levels. As many of our recycling facilities are located near deep water ports, rising sea levels may disrupt our ability to receive scrap metal, process the scrap metal through our mega-shredders and ship products to our customers. Periods of extended adverse weather conditions may inhibit the supply of scrap metal to MRB and SMB and end-of-life vehicles to APB, which could have an adverse effect on our sales or cause us to fail to meet our sales commitments. In addition, sustained periods of increased temperature levels in the summer in areas where our APB operations are located could result in less customer traffic, thus resulting in reduced admissions and parts sales.
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

17 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

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
The underfunded status of our multiemployer pension plans may cause us to increase our contributions to the plans
As discussed in Note 16 – Employee Benefits in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report, we have been notified that the Steelworkers Western Independent Shops Pension Plan (“WISPP”), a multiemployer plan benefiting union employees of SMB, has an accumulated funding deficiency (i.e., a failure to satisfy the minimum funding requirements) and is in a certified Red Zone Status as defined by the Pension Protection Act of 2006 as of the plan’s year-end of September 30, 2012. Because the WISPP is in Red Zone Status, it is required to adopt a rehabilitation plan, which may involve contribution increases, benefit reductions or a combination of the two. At this time, we are not required to make surcharge payments as we are already signatory to an agreement that requires annual six percent contribution increases. Because we have no current intention of withdrawing from the WISPP, we have not recognized a withdrawal liability in our consolidated financial statements. However, if such a liability were triggered, it could have a material adverse effect on our results of operations, financial position, liquidity and cash flows. Our contributions to the WISPP could also increase as a result of a diminished contribution base due to the insolvency or withdrawal of other employers who currently contribute to it, the inability or failure of withdrawing employers to pay their withdrawal liability or other funding deficiencies, as we would need to fund the retirement obligations of these employers.
In 2004, the Internal Revenue Service (“IRS”) approved a seven-year extension of the period over which the WISPP may amortize unfunded liabilities, conditioned upon maintenance of certain minimum funding levels. Based on the actuarial valuation for the WISPP as of October 1, 2012, the funded percentage (based on the ratio of the market value of assets to the accumulated benefits liability (present value of accrued benefits) using the valuation method prescribed by the IRS) was 72.3%, which is below the targeted funding ratio specified in the agreement with the IRS. As a result, the WISPP is in the process of seeking relief from the specified funding requirement from the IRS. If the WISPP cannot obtain relief, revocation by the IRS of the amortization extension retroactively to the 2002 plan year could occur and result in a material liability for the Company’s share of the resulting funding deficiency, the extent of which currently cannot be estimated.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

18 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2. PROPERTIES
Our facilities and administrative offices by type, including their total acreage, were as follows as of August 31, 2013:

Division	No. of Facilities	Acreage
		Leased	Owned	Total
Corporate offices – Domestic	1	—	—	—
Metals Recycling Business:
Domestic:
Collection and processing	42	48	713	761
Collection	9	7	28	35
Inactive	6	2	11	13
Foreign:(2)
Collection and processing	4	33	4	37
Collection	5	22	5	27
Inactive	2	19	—	19
Other	1	9	—	9
Auto Parts Business:
Domestic:(1)
Administrative offices and other	3	5	—	5
Stores	53	660	116	776
Inactive	1	—	1	1
Foreign stores(2)	8	71	—	71
Steel Manufacturing Business:
Domestic:
Steel mill and administrative offices	2	—	85	85
Inactive	1	—	51	51
Total company:
Domestic	118	722	1,005	1,727
Foreign(2)	20	154	9	163
Total(3)	138	876	1,014	1,890
_____________________________

(1)	We jointly own 36 acres in California at three of our sites with minority interest partners.

(2)	All foreign facilities are located in Canada.

(3)	For long-lived assets by geography, see Note 21 – Segment Information in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

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
In early 2013, the Commonwealth of Massachusetts advised us of alleged violations of environmental requirements, including but not limited to those related to air emissions and hazardous waste management, at our operations in the Commonwealth. We have been discussing resolution of the alleged violations with the Commonwealth representatives. No enforcement proceeding has been filed to date and we do not believe that the outcome of this matter will be material to our financial position, results of operations, cash flows or liquidity.

19 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
Information about our executive officers is incorporated by reference from Part III, Item 10 of this annual report.

20 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol SCHN. There were 207 holders of record of Class A common stock on October 24, 2013. Our Class A common stock has been trading since November 16, 1993. The following table sets forth the high and low trading stock prices reported on NASDAQ and the dividends paid per share for the periods indicated.

	Fiscal 2013
	High Price	Low Price	Dividends Per Share
First Quarter	$32.04	$26.77	$0.188
Second Quarter	$31.90	$27.70	$0.188
Third Quarter	$29.64	$23.62	$0.188
Fourth Quarter	$27.22	$23.38	$0.188
	Fiscal 2012
	High Price	Low Price	Dividends Per Share
First Quarter	$51.98	$32.82	$0.017
Second Quarter	$49.35	$40.85	$0.017
Third Quarter	$46.67	$25.59	$0.188
Fourth Quarter	$33.03	$22.78	$0.188

Our Class B common stock is not publicly traded. There were 3 holders of record of Class B common stock on October 24, 2013.
Issuer Purchases of Equity Securities
Pursuant to a share repurchase program as amended in 2001 and 2006, we were authorized to repurchase up to 6 million shares of our Class A common stock when management deems such repurchases to be appropriate. In November 2008, our Board of Directors approved an increase in the shares authorized for repurchase by 3 million, to 9 million. Prior to fiscal 2013, we had repurchased approximately 6.9 million shares of our Class A common stock under the program. We did not repurchase any shares of our Class A common stock in fiscal 2013, leaving approximately 2.1 million shares available for repurchase under existing authorizations.
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
The following graph and related information compares cumulative total shareholder return on our Class A common stock for the five-year period from September 1, 2008 through August 31, 2013, with the cumulative total return for the same period of (i) the S&P 500 Index, (ii) the S&P Steel Index and (iii) the NASDAQ Composite Index. These comparisons assume an investment of $100 at the commencement of the period and that all dividends are reinvested. The stock performance outlined in the performance graph below is not necessarily indicative of our future performance, and we do not endorse any predictions as to future stock performance.

21 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

	Year Ended August 31,
	2008	2009	2010	2011	2012	2013
Schnitzer Steel Industries(1)	$100	$79	$65	$67	$40	$37
S&P 500	100	82	86	102	120	142
S&P Steel Index	100	59	61	65	46	47
NASDAQ	100	86	91	112	135	160
_____________________________

(1)	Because we operate in three distinct but related businesses, we have no direct market peer issuers.

22 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended August 31,
	2013	2012	2011	2010	2009
STATEMENT OF OPERATIONS DATA:
(in thousands, except per share and dividend data)
Revenues	$2,621,911	$3,340,938	$3,459,194	$2,301,240	$1,787,230
Operating income (loss)(1)	$(327,789)	$53,668	$185,964	$125,897	$(51,124)
Income (loss) from continuing operations	$(280,023)	$28,917	$123,637	$84,508	$(27,149)
Loss from discontinued operations, net of tax(2)	$—	$—	$(101)	$(13,832)	$(4,214)
Net income (loss) attributable to SSI	$(281,442)	$27,404	$118,355	$66,750	$(32,229)
Income (loss) per share from continuing operations attributable to SSI (diluted)	$(10.56)	$0.99	$4.24	$2.86	$(0.99)
Net income (loss) per share attributable to SSI (diluted)	$(10.56)	$0.99	$4.23	$2.37	$(1.14)
Dividends declared per common share	$0.750	$0.410	$0.068	$0.068	$0.068
OTHER DATA:
Shipments (in thousands)(3):
Recycled ferrous metal (tons)	4,309	5,115	5,329	4,231	4,189
Recycled nonferrous metal (pounds)	520,442	628,652	568,560	478,786	397,056
Finished steel products (tons)	488	447	439	444	381
Average net selling price(3)(4):
Recycled ferrous metal (per ton)	$358	$415	$416	$328	$264
Recycled nonferrous metal (per pound)	$0.93	$0.94	$1.06	$0.83	$0.61
Finished steel products (per ton)	$680	$715	$697	$587	$617
Number of auto parts stores(2)	61	51	50	45	39
Cars purchased by APB (in thousands)	356	339	353	329	258

	August 31,
	2013	2012	2011	2010	2009
BALANCE SHEET DATA (in thousands):
Total assets	$1,405,512	$1,763,573	$1,890,169	$1,343,418	$1,268,233
Long-term debt, net of current maturities	$372,663	$334,629	$403,287	$99,240	$110,414
Redeemable noncontrolling interest	$—	$22,248	19,053	—	—
_____________________________

(1)	The operating loss in fiscal 2013 includes a goodwill impairment charge of $321 million, other asset impairment charges of $13 million and restructuring charges of $8 million.

(2)
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

23 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section includes a discussion of our operations for the three years ended August 31, 2013, 2012 and 2011. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Part II, Item 8 of this report and the Selected Financial Data contained in Part II, Item 6 of this report.

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
Our results of operations depend in large part on the demand and prices for recycled metal in foreign and domestic markets and on the supply of raw materials, including end-of-life vehicles, available to be processed at our facilities. Our deep water port facilities on both the East and West Coasts of the U.S. (in Everett, Massachusetts; Providence, Rhode Island; Oakland, California; Portland, Oregon; and Tacoma, Washington) and access to public deep water port facilities (in Kapolei, Hawaii; and Salinas, Puerto Rico) allow us to efficiently meet the global demand for recycled ferrous metal by shipping bulk cargoes to steel manufacturers located in Europe, Asia, Central America and Africa. Our exports of nonferrous processed recycled metal are shipped in containers through various public docks to specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, brass and bronze ingot manufacturers and wire and cable producers globally. We also transport both ferrous and nonferrous metals by truck, rail and barge in order to transfer scrap metal between our facilities for further processing, to load shipments at our export facilities and to meet regional domestic demand.
Key economic factors and trends affecting the industries in which we operate
We sell recycled metals to the global steel industry for the production of finished steel. Our financial results largely depend on supply of raw materials in the U.S. and Western Canada and demand for recycled metal in foreign and domestic markets and for finished steel products in the Western U.S. Fluctuating or volatile supply and demand conditions affect market prices for and volumes of recycled ferrous and nonferrous metal in global markets and for steel products in the Western U.S. and can have a significant impact on the results of operations for all three reporting segments.
In fiscal 2012 and throughout fiscal 2013, our markets were significantly impacted by a slowdown of economic activity globally. Macroeconomic uncertainty resulted in deteriorating market conditions for global steel manufacturers and volatile pricing swings with an overall downward trend in commodity prices and export selling prices of recycled materials. The persistently low economic growth in the U.S. contributed to constrained scrap flows in our MRB and APB domestic supply markets which, combined with

24 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

increased scrap recycling capacity in certain regional markets, led to continued margin compression. In addition, a relatively stronger U.S. dollar value increased competitive pressure on MRB’s export activity.
Strategic Factors
As we continue to closely monitor economic conditions, we remain focused on the following core strategies to meet our business objectives:

•	Use of our seven deep water ports to access customers directly around the world and to meet demand wherever it is greatest;

•	Synergistic growth and continuous improvement and cost reduction initiatives which further integrate our operations and drive significant cost savings and efficiencies;

•	Growth through acquisitions and greenfield development in existing and new geographic regions that generate attractive returns; and

•	Continued investment in and benefit from technologies and process improvements which increase the separation and recovery of recycled materials from our shredding process.
Our strategy is focused on enhancing the inherent synergies within our integrated operations while continuing to grow our operations in core regions where we have a significant market presence and competitively advantageous port access. APB is a key supplier to MRB, and we opportunistically look to enhance the geographic proximity of operations within the two businesses. In fiscal 2011, we acquired substantially all of the assets of two metals recycling businesses in Canada, with a total of twelve metals collection and processing facilities, which marked MRB’s first expansion into Canada. In fiscal 2012, we acquired substantially all of the assets of an additional metals recycling business in Canada. In fiscal 2013, we acquired substantially all of the assets of a used auto parts business with four stores in British Columbia, expanding APB’s existing presence in Western Canada. APB’s facilities in Western Canada are able to provide crushed autobodies to MRB’s new franchise in Western Canada in addition to shipping to its Tacoma, Washington facility. Also in fiscal 2013, we acquired substantially all of the assets of two auto parts businesses with three stores in Massachusetts and Rhode Island, establishing a new APB presence in the Northeastern U.S. near MRB’s operations. MRB and APB also have an integrated presence in the Northwestern U.S. and in Northern California, near MRB’s export facilities in Tacoma, Washington and Oakland, California, which benefit from the synergies of this enhanced access to supply.
During fiscal 2013 we continued to implement enhancements to the synergies between these businesses by integrating certain operational processes.
Executive Overview of Financial Results
We generated consolidated revenues of $2.6 billion in fiscal 2013, a decrease of 22% from the $3.3 billion of consolidated revenues in the prior year. This decrease was due to lower sales volumes and lower average net selling prices for ferrous metal primarily as a result of weak economic conditions that negatively impacted demand for recycled metal and the lower price environment which adversely impacted the supply of raw materials compared to the prior year.
We generated an operating loss of $328 million in fiscal 2013, which included a goodwill impairment charge of $321 million, other asset impairment charges of $13 million and restructuring charges of $8 million, compared to operating income of $54 million in the prior year. Adjusted operating income in fiscal 2013, excluding goodwill and other asset impairments and the restructuring charges, was $14 million, a decrease of $45 million, or 76%, compared to adjusted operating income in fiscal 2012 (see the reconciliation of Adjusted consolidated operating income in Non-GAAP Financial Measures at the end of Item 7). Operating results in fiscal 2013 were negatively impacted by the reduction in sales volumes compared to the prior year. The constrained supply of raw materials in our domestic markets, coupled with a more pronounced softening of demand for scrap metal in the export markets compared to the U.S., caused purchase prices for raw materials to decrease less than export selling prices, contributing to the compression in operating margins in fiscal 2013. Furthermore, in the declining selling price environment, average inventory costs did not decrease as quickly as purchase costs for raw materials, resulting in an adverse effect on cost of goods sold compared to the prior year. Consolidated operating results in fiscal 2013 also included $5 million of operating losses, including transaction, integration and startup costs, related to store locations acquired or opened by APB during fiscal 2013. These decreases were offset by an increase in operating income at SMB of $9 million compared to the prior year, primarily as a result of slightly improved demand leading to higher sales volumes and increased utilization levels. In addition, consolidated selling, general and administrative (“SG&A”) expense decreased by $12 million, or 6%, compared to the prior year primarily as a result of the restructuring initiatives and other operating efficiencies announced in the fourth quarter of fiscal 2012 which were implemented in fiscal 2013.

25 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

In the fourth quarter of fiscal 2013, we identified the combination of the continued challenging market conditions, the constrained supply of raw materials, the Company’s recent financial performance and the lack of recovery of our market capitalization as a triggering event requiring an interim impairment test of goodwill allocated to our reporting units. The impairment test resulted in a non-cash goodwill impairment charge of $321 million at the MRB reporting unit. In addition, during the fourth quarter of fiscal 2013, we recorded impairment charges of $13 million on various other assets.
In fiscal 2013, we made further progress on our growth strategy through the integration of nine stores acquired in fiscal 2013 and the opening of two greenfield store locations in APB. In MRB, our new shredder and processing equipment in Surrey, British Columbia became operational and our nonferrous processing facility in Puerto Rico neared completion and became operational in September 2013. In addition, in March 2013 we acquired the redeemable noncontrolling interest in one of MRB’s Canadian subsidiaries for consideration of $25 million.
Net loss attributable to SSI in fiscal 2013 was $281 million, or $(10.56) per diluted share, compared to net income attributable to SSI of $27 million, or $0.99 per diluted share, in the prior year. Adjusted net loss attributable to SSI, excluding goodwill and other asset impairments, restructuring charges and the valuation allowance recorded on deferred tax assets was $2 million, or $(0.07) per diluted share, for fiscal 2013, compared to adjusted net income attributable to SSI of $31 million, or $1.12 per diluted share, in the prior year (see the reconciliation of Adjusted net income (loss) attributable to SSI in Non-GAAP Financial Measures at the end of Item 7).
The following items summarize our consolidated financial performance for fiscal 2013:

•	Revenues of $2.6 billion, compared to $3.3 billion in the prior year;

•	Operating loss of $328 million, compared to operating income of $54 million in the prior year;

•
Adjusted operating income of $14 million, a reduction of $45 million, or 76%, compared to the prior year (see the reconciliation of Adjusted consolidated operating income in Non-GAAP Financial Measures at the end of Item 7);

•	Net loss attributable to SSI of $281 million, or $(10.56) per diluted share, compared to net income of $27 million, or $0.99 per diluted share, in the prior year; and

•
Adjusted net loss attributable to SSI of $2 million, or $(0.07) per diluted share, compared to adjusted net income attributable to SSI of $31 million, or $1.12 per diluted share, in the prior year (see the reconciliation of Adjusted net income (loss) attributable to SSI in Non-GAAP Financial Measures at the end of Item 7).

The following items summarize our consolidated cash flow and balance sheet information for fiscal 2013:

•	Net cash provided by operating activities of $39 million, compared to $245 million in the prior year;

•	Debt, net of cash, of $368 million, compared to $245 million as of the prior year-end (see the reconciliation of Debt, net of cash, in Non-GAAP Financial Measures at the end of Item 7); and

•	Dividends paid of $20 million compared to $11 million in the prior year.
The following items highlight the financial results for our operating segments for the year ended August 31, 2013:

•
MRB revenues of $2.2 billion and operating loss of $312 million, compared to revenues of $2.9 billion and operating income of $64 million for the year ended August 31, 2012, respectively. Adjusted operating income at MRB was $23 million in fiscal 2013 (see the reconciliation of Adjusted MRB operating income (loss) in Non-GAAP Financial Measures at the end of Item 7);

•	APB revenues and operating income of $313 million and $25 million, respectively, compared to $317 million and $33 million for the year ended August 31, 2012, respectively; and

•	SMB revenues and operating income of $352 million and $7 million, respectively, compared to $333 million and operating loss of $2 million for the year ended August 31, 2012, respectively.

26 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

	For the Year Ended August 31,
				% Increase/(Decrease)
($ in thousands)	2013	2012	2011	2013 vs 2012	2012 vs 2011
Revenues:
Metals Recycling Business	$2,210,484	$2,948,707	$3,070,004	(25)%	(4)%
Auto Parts Business	313,306	316,884	319,833	(1)%	(1)%
Steel Manufacturing Business	352,454	333,227	317,483	6%	5%
Intercompany revenue eliminations(1)	(254,333)	(257,880)	(248,126)	(1)%	4%
Total revenues	2,621,911	3,340,938	3,459,194	(22)%	(3)%
Cost of goods sold:
Metals Recycling Business	2,095,747	2,780,844	2,810,128	(25)%	(1)%
Auto Parts Business	233,835	228,784	203,094	2%	13%
Steel Manufacturing Business	339,625	328,900	308,319	3%	7%
Intercompany cost of goods sold eliminations(1)	(253,816)	(258,812)	(249,376)	(2)%	4%
Total cost of goods sold	2,415,391	3,079,716	3,072,165	(22)%	—%
Selling, general and administrative expense:
Metals Recycling Business	93,563	106,462	99,979	(12)%	6%
Auto Parts Business	54,932	54,796	52,712	—%	4%
Steel Manufacturing Business	6,288	6,408	6,602	(2)%	(3)%
Corporate(2)	38,750	37,512	46,394	3%	(19)%
Total SG&A expense	193,533	205,178	205,687	(6)%	—%
Income from joint ventures:
Metals Recycling Business	(1,330)	(2,471)	(4,749)	(46)%	(48)%
Change in intercompany profit elimination(3)	147	(165)	127	NM	NM
Total income from joint ventures	(1,183)	(2,636)	(4,622)	(55)%	(43)%
Goodwill impairment charge - Metals Recycling Business	321,000	—	—	NM	NM
Other asset impairment charges - Metals Recycling Business	13,053	—	—	NM	NM
Operating income (loss):
Metals Recycling Business	(311,549)	63,872	164,646	NM	(61)%
Auto Parts Business	24,539	33,304	64,027	(26)%	(48)%
Steel Manufacturing Business	6,541	(2,081)	2,562	NM	NM
Segment operating income (loss)	(280,469)	95,095	231,235	NM	(59)%
Restructuring charges(4)	(7,906)	(5,012)	—	58%	NM
Corporate expense(2)	(38,750)	(37,512)	(46,394)	3%	(19)%
Change in intercompany profit elimination(5)	(664)	1,097	1,123	NM	(2)%
Total operating income (loss)	$(327,789)	$53,668	$185,964	NM	(71)%
_____________________________
NM = Not Meaningful

(1)
MRB sells recycled ferrous metal to SMB at rates per ton that approximate West Coast U.S. export market prices. In addition, APB sells ferrous and nonferrous material to MRB. These intercompany revenues and costs of goods sold are eliminated in consolidation.

27 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

(2)
Corporate expense consists primarily of unallocated expenses for services that benefit all three business segments. As a consequence of this unallocated expense, the operating income (loss) of each segment does not reflect the operating income (loss) the segment would report as a stand-alone business.

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

Revenues
Fiscal 2013 compared with fiscal 2012
Consolidated revenues for fiscal 2013 decreased due to lower sales volumes and lower average net selling prices for recycled ferrous metal. During fiscal 2013, demand for recycled scrap metal continued to soften due primarily to weak global macroeconomic conditions, which led to a decline in selling prices as compared to the prior year. Selling prices of recycled ferrous metal declined sharply at the beginning of fiscal 2013 and, after experiencing a slight increase in the second quarter, steadily declined throughout the remainder of fiscal 2013. In addition, the lower price environment adversely impacted the supply of raw materials compared to the prior year which contributed to the lower sales volumes.
Fiscal 2012 compared with fiscal 2011
Consolidated revenues for fiscal 2012 decreased primarily due to lower sales volumes of ferrous scrap metal as a result of soft global demand and constrained supply of raw materials.
Operating Income (Loss)
Fiscal 2013 compared with fiscal 2012
Consolidated operating loss in fiscal 2013 was $328 million, which included a goodwill impairment charge of $321 million, other asset impairment charges of $13 million and restructuring charges of $8 million, compared to consolidated operating income of $54 million in the prior year. Adjusted consolidated operating income in fiscal 2013, excluding the goodwill impairment charge, other asset impairment charges and the restructuring charges, was $14 million, a decrease of $45 million, or 76%, compared to adjusted consolidated operating income of $59 million in fiscal 2012 (see the reconciliation of Adjusted consolidated operating income in Non-GAAP Financial Measures at the end of Item 7). Operating results in fiscal 2013 were negatively impacted by the reduction in sales volumes compared to the prior year, which benefited from higher sales volumes and higher average net selling prices resulting in less margin compression compared to fiscal 2013. The constrained supply of raw materials in our domestic markets, coupled with a more pronounced softening of demand for scrap metal in the export markets compared to the U.S., caused purchase prices for raw materials to decrease less than export selling prices, contributing to the compression in operating margins in fiscal 2013. Furthermore, in the declining selling price environment, average inventory costs did not decrease as quickly as purchase costs for raw materials, resulting in an adverse effect on cost of goods sold and a further compression of operating margins compared to the prior year. Consolidated operating results in fiscal 2013 also included $5 million of operating losses at APB, including transaction, integration and startup costs, related to the eleven store locations acquired or opened during fiscal 2013. These decreases were offset by an increase in operating income at SMB of $9 million compared to the prior year primarily as a result of slightly improved demand leading to higher sales volumes and increased utilization levels.
Operating results in fiscal 2013 benefited from a reduction in selling, general and administrative (“SG&A”) expense of $12 million, or 6%, from the prior year, primarily as a result of the restructuring initiatives and other operating efficiencies announced in the fourth quarter of fiscal 2012 and implemented in fiscal 2013. The decrease compared to the prior year was driven primarily by a reduction of $5 million in employee compensation expense and $4 million in professional and outside services. The reduction in consolidated SG&A expense was achieved despite the incremental expense attributable to the eleven store locations acquired or opened by APB during fiscal 2013.
In the fourth quarter of fiscal 2013, we identified the combination of the continued challenging market conditions, the constrained supply of raw materials, the Company’s recent financial performance and the lack of recovery of our market capitalization as a triggering event requiring an interim impairment test of goodwill allocated to our reporting units. For the APB reporting unit, the calculated fair value using the income approach substantially exceeded its carrying value. For the MRB reporting unit, the first step of the impairment test showed that the reporting unit’s fair value was less than its carrying amount, indicating a potential impairment. Based on the second step of the impairment test, we recorded a non-cash goodwill impairment charge of $321 million at MRB.

28 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

During the fourth quarter of fiscal 2013 we also recorded impairment charges of $13 million on various other assets at MRB, including the impairment of a contractual receivable of $8 million as a result of the debtor’s inability to repay the amount owed in accordance with the terms of agreements entered into for the extraction of scrap metal through demolition activities, and impairments of $5 million on a combination of assets held for sale, a joint venture investment and other long-lived assets.
Consolidated operating income in fiscal 2013 also included restructuring charges of $8 million compared to $5 million in fiscal 2012, consisting of severance, contract termination and other exit costs in connection with initiatives designed to extract greater synergies from the significant acquisitions and technology investments made in recent years, to achieve further integration between MRB and APB, to realign our organization to support future growth and to decrease operating expenses by streamlining functions and reducing organizational layers. These initiatives, which were completed by the end of fiscal 2013, achieved a reduction in operating costs of approximately $25 million on an annualized basis, comprising approximately $18 million of selling, general and administrative expense and $7 million of cost of goods sold. Total pre-tax charges pursuant to these restructuring initiatives were approximately $13 million. The vast majority of the restructuring charges required us to make cash payments.
Following is a summary of the restructuring charges incurred in fiscal 2013 and 2012 by major type of cost and the total charges expected to be incurred pursuant to these restructuring initiatives (in thousands):

	Charges in Fiscal 2012	Charges in Fiscal 2013				Total Charges to Date	Total Expected Charges
		MRB	APB	Corporate	Total
Severance costs	$2,741	$1,503	$100	$840	$2,443	$5,184	$5,200
Contract termination costs	440	1,188	—	2,041	3,229	3,669	3,800
Other exit costs	1,831	57	139	2,038	2,234	4,065	4,100
Total	$5,012	$2,748	$239	$4,919	$7,906	$12,918	$13,100
We plan to initiate and implement additional restructuring initiatives in fiscal 2014 to further reduce our annual operating expenses by approximately $30 million, with approximately 70% of the reduction expected to benefit fiscal 2014 results and the full annual benefit expected to be achieved in fiscal 2015. The reduction in operating expenses will primarily occur at MRB and is expected to result from a combination of organizational changes to reduce management layers, productivity improvements, procurement savings and other operational efficiencies. We expect to incur restructuring charges of $3 million in connection with these initiatives in fiscal 2014.
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
Included in consolidated operating income for fiscal 2012 was selling, general and administrative (“SG&A”) expense of $205 million, which approximated the prior fiscal year levels. Included in SG&A expense was a decrease in incentive compensation expenses of $15 million resulting from lower financial performance, offset by higher costs primarily associated with incremental operating expenses related to fiscal 2011 acquisitions of $8 million and the absence in fiscal year 2012 of $6 million of favorable customer contract settlements recorded in fiscal 2011. In addition, consolidated operating income in fiscal 2012 included restructuring charges of $5 million, consisting of severance, contract termination and other exit costs.
Interest Expense
Interest expense was $10 million, $12 million and $8 million for fiscal 2013, 2012 and 2011, respectively. The decrease in interest expense from fiscal 2013 to fiscal 2012 was primarily due to decreased average borrowings and lower average interest rates under our bank credit facilities compared to the prior year period. The increase from fiscal 2011 to fiscal 2012 was due to increased average borrowings primarily related to our acquisitions in fiscal 2011 and higher average interest rates under our bank credit facilities compared to the prior year. For more information about our outstanding debt balances, see Note 9 – Long-Term Debt in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

29 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Other Income, Net
Other income, net was less than $1 million, $1 million and $3 million for fiscal 2013, 2012 and 2011, respectively. The decrease from fiscal 2011 to fiscal 2012 was primarily due to $3 million of transaction gains recognized in fiscal 2011 relating to foreign currency forward contracts in connection with the acquisition of a business in Canada.
Income Tax Expense (Benefit)
Income tax expense (benefit) was $(57) million, $14 million and $57 million for fiscal 2013, 2012 and 2011, respectively.
Fiscal 2013 compared with fiscal 2012
Our effective tax rate for fiscal 2013 was a benefit of 17% compared to an expense of 32.7% for fiscal 2012. In fiscal 2013, the effective tax rate differed from the U.S. federal statutory rate of 35% primarily due to the recognition of an expense of $29 million to record a valuation allowance on deferred tax assets mainly related to a foreign subsidiary, the impact of the non-deductible portion of the goodwill impairment charge and the impact of the foreign tax rate differential on operating losses recorded by our foreign subsidiaries. The deferred tax assets at the foreign subsidiary for which a valuation allowance was recorded were related primarily to deductible temporary differences created in fiscal 2013 by the impairment charge of goodwill and by net operating losses at the subsidiary. Realization of the foreign subsidiary’s deferred tax assets is dependent upon us generating a consistent trend of profitability to objectively forecast sufficient taxable income in the foreign tax jurisdiction in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses. We believe that it is more likely than not that we will realize the benefits of our deferred tax assets, net of valuation allowances, as of August 31, 2013.
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
See Note 18 - Income Taxes in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion.

30 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Financial results by reporting segment
We operate our business across three reporting segments: MRB, APB and SMB. Additional financial information relating to these reporting segments is contained in Note 21 – Segment Information in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
Metals Recycling Business

	For the Year Ended August 31,
				% Increase/(Decrease)
($ in thousands, except for prices)	2013	2012	2011	2013 vs 2012	2012 vs 2011
Ferrous revenues	$1,677,035	$2,297,580	$2,425,488	(27)%	(5)%
Nonferrous revenues	501,655	614,467	619,640	(18)%	(1)%
Other	31,794	36,660	24,876	(13)%	47%
Total segment revenues	2,210,484	2,948,707	3,070,004	(25)%	(4)%
Cost of goods sold	2,095,747	2,780,844	2,810,128	(25)%	(1)%
Selling, general and administrative expense	93,563	106,462	99,979	(12)%	6%
Income from joint ventures	(1,330)	(2,471)	(4,749)	(46)%	(48)%
Goodwill impairment charge	321,000	—	—	NM	NM
Other asset impairment charges	13,053	—	—	NM	NM
Segment operating income (loss)	$(311,549)	$63,872	$164,646	NM	(61)%
Average recycled ferrous metal sales prices ($/LT):(1)
Domestic	$358	$406	$397	(12)%	2%
Foreign	$359	$417	$421	(14)%	(1)%
Average	$358	$415	$416	(14)%	—%
Ferrous sales volume (LT, in thousands):
Domestic	1,142	1,187	1,093	(4)%	9%
Foreign	3,167	3,928	4,236	(19)%	(7)%
Total ferrous sales volume (LT, in thousands)	4,309	5,115	5,329	(16)%	(4)%
Average nonferrous sales price ($/pound)(1)	$0.93	$0.94	$1.06	(1)%	(11)%
Nonferrous sales volumes (pounds, in thousands)	520,442	628,652	568,560	(17)%	11%
Outbound freight included in cost of goods sold (in thousands)	$148,683	$196,924	$225,747	(24)%	(13)%
_____________________________
LT = Long Ton, which is 2,240 pounds

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

Fiscal 2013 compared with fiscal 2012
Revenues
The decrease of 27% in ferrous revenues was due to lower sales volumes and lower average net selling prices for ferrous metal. During fiscal 2013, demand for recycled ferrous metal continued to soften due primarily to weak global macroeconomic conditions, which led to a decline in selling prices as compared to the prior year. Selling prices of recycled ferrous metal declined sharply at the beginning of fiscal 2013 and, after experiencing a slight increase in the second quarter, steadily declined throughout the remainder of fiscal 2013. In addition, the lower price environment adversely impacted the supply flow of raw materials compared to the prior year which contributed to the lower sales volumes.
The decrease in nonferrous revenues was primarily due to lower sales volumes as a result of reduced volumes of processed scrap metal, which more than offset the beneficial impact of improved recovery of nonferrous materials processed through our enhanced processing technologies.

31 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Segment Operating Income (Loss)
Operating loss for fiscal 2013 was $312 million, compared to operating income of $64 million in the prior year. Adjusted operating income in fiscal 2013, excluding a goodwill impairment charge of $321 million and other asset impairment charges of $13 million, was $23 million, a decrease of $41 million, or 65%, compared to adjusted operating income in fiscal 2012 (see the reconciliation of Adjusted MRB operating income in Non-GAAP Financial Measures at the end of Item 7). Operating results in fiscal 2013 were negatively impacted by the reduction in sales volumes compared to the prior year, which benefited from higher sales volumes and higher average net selling prices resulting in less margin compression compared to fiscal 2013. The constrained supply of raw materials in our domestic markets, coupled with a more pronounced softening of demand for scrap metal in the export markets compared to the U.S., caused purchase prices for raw materials to decrease less than export selling prices, contributing to the compression in operating margins in fiscal 2013. Furthermore, in the declining selling price environment, average inventory costs did not decrease as quickly as purchase costs for raw materials, resulting in an adverse effect on cost of goods sold and a further compression of operating margins compared to the prior year.
SG&A expense decreased by $13 million, or 12% from the prior year, primarily as a result of the restructuring initiatives and other operating efficiencies announced in the fourth quarter of fiscal 2012 and implemented in fiscal 2013. The decrease compared to the prior year was driven primarily by a reduction of $5 million in employee compensation expense and $3 million in professional and outside services.
In the fourth quarter of fiscal 2013, we identified a triggering event requiring an interim impairment test of goodwill allocated to the MRB reporting unit. The first step of the impairment test showed that the reporting unit’s fair value was less than its carrying amount, indicating a potential impairment. Based on the second step of the impairment test, we recorded a non-cash goodwill impairment charge of $321 million at MRB. In addition, we recorded impairment charges totaling $13 million on other assets, including the impairment of a contractual receivable of $8 million as a result of the debtor’s inability to repay the amount owed in accordance with the terms of an agreement entered into for the extraction of scrap metal through demolition activities, and impairments of $5 million on a combination of assets held for sale, a joint venture investment and other long-lived assets.
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
The decrease in nonferrous revenues was driven by a decrease in average net selling prices as a result of weak market conditions. In fiscal 2012, average net selling prices decreased $0.12 per pound, or 11%, to $0.94 per pound compared to the prior year. This was partially offset by an increase in nonferrous sales volumes of 60 million pounds, or 11%, including higher nonferrous sales activity and the impact of improved recovery of nonferrous materials processed through our enhanced processing technologies.
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

32 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Auto Parts Business

	For the Year Ended August 31,
				% Increase/(Decrease)
($ in thousands)	2013	2012	2011	2013 vs 2012	2012 vs 2011
Revenues	$313,306	$316,884	$319,833	(1)%	(1)%
Cost of goods sold	233,835	228,784	203,094	2%	13%
Selling, general and administrative expense	54,932	54,796	52,712	—%	4%
Segment operating income	$24,539	$33,304	$64,027	(26)%	(48)%
Number of stores at period end	61	51	50	20%	2%
Cars purchased (in thousands)	356	339	353	5%	(4)%
Fiscal 2013 compared with fiscal 2012
Revenues
The decrease in revenues by $4 million or 1% was driven primarily by lower average commodity prices, partially offset by higher sales volumes primarily generated by the eleven new store locations acquired or opened during fiscal 2013.
Segment Operating Income
Operating income for fiscal 2013 decreased by $9 million, or 26%, compared to the prior year. The compression in operating margins was primarily related to car purchase costs decreasing at a slower rate than ferrous and nonferrous selling prices due to supply constraints of end-of-life vehicles. Operating income for fiscal 2013 included $5 million of operating losses, including transaction, integration and startup costs, related to the eleven store locations acquired or opened during the year.
SG&A expense remained consistent with the prior year, as the positive impact of the restructuring initiatives and other operational efficiencies implemented in fiscal 2013 and decreased legal expenses were offset by incremental expenses related to the eleven store locations acquired or opened in fiscal 2013.
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

33 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Steel Manufacturing Business

	For the Year Ended August 31,
				% Increase/(Decrease)
($ in thousands, except price)	2013	2012	2011	2013 vs 2012	2012 vs 2011
Revenues(1)	$352,454	$333,227	$317,483	6%	5%
Cost of goods sold	339,625	328,900	308,319	3%	7%
Selling, general and administrative expense	6,288	6,408	6,602	(2)%	(3)%
Segment operating income (loss)	$6,541	$(2,081)	$2,562	NM	NM
Finished goods average sales price ($/ST)(2)	$680	$715	$697	(5)%	3%
Finished steel products sold (ST, in thousands)	488	447	439	9%	2%
Rolling mill utilization	66%	58%	56%	14%	4%
_____________________________
ST = Short Ton, which is 2,000 pounds
NM = Not Meaningful

(1)	Revenues include sales of semi-finished goods (billets) and finished steel products.

(2)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.
Fiscal 2013 compared with fiscal 2012
Revenues
Revenues increased by 6% compared to the prior year primarily due to higher volumes of finished steel products as a result of slightly higher demand in our West Coast markets mainly driven by improved non-residential construction, partially offset by lower average sales prices as a result of the impact of reduced costs of raw materials.
Segment Operating Income (Loss)
Operating income for fiscal 2013 was $7 million, an improvement of $9 million compared to an operating loss of $2 million in the prior year. The improved results were primarily due to slightly higher demand leading to higher sales volumes and increased utilization levels, coupled with improved operational efficiencies.
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
Sources and Uses of Cash
We had cash balances of $13 million and $90 million as of August 31, 2013 and 2012, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, acquisitions, dividends and share repurchases. We also use excess cash on hand to reduce amounts outstanding under our credit facilities. As of August 31, 2013, debt, net of cash, was $368 million compared to $245 million as of August 31, 2012 (refer to Non-GAAP Financial Measures below), an increase of $123 million primarily as a result of higher working capital, acquisitions and the purchase of the redeemable noncontrolling interest in one of

34 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

MRB’s Canadian subsidiaries in the third quarter of fiscal 2013. Our cash balances as of August 31, 2013 and 2012 include $7 million and $13 million, respectively, which are indefinitely reinvested in Puerto Rico and Canada.
Operating Activities
Net cash provided by operating activities in fiscal 2013 was $39 million, compared to $245 million in fiscal 2012 and $140 million in fiscal 2011.
Cash provided by operating activities in fiscal 2013 included a decrease in inventories of $47 million due to lower volumes of material purchases. Uses of cash included an increase of $79 million in accounts receivable due to the timing of shipments and collections and a decrease in accounts payable of $11 million due to lower levels of material purchases and timing of payments.
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
Investing Activities
Net cash used in investing activities in fiscal 2013 was $137 million, compared to $84 million in fiscal 2012 and $400 million in fiscal 2011.
Cash used in investing activities in fiscal 2013 included $90 million in capital expenditures, including investments in the construction of a new shredder, advanced processing equipment and related infrastructure for our facility in Surrey, British Columbia, which commenced shredding operations in the third quarter of fiscal 2013, and construction of a new nonferrous processing facility in Puerto Rico, which commenced operations in September 2013. Cash used in investing activities also included $25 million for acquisitions and $25 million for the purchase of the redeemable noncontrolling interest.
Cash used in investing activities in fiscal 2012 included $79 million in capital expenditures, primarily to expand facilities and upgrade our equipment and infrastructure.
Cash used in investing activities in fiscal 2011 included $294 million for completed acquisitions and $105 million in capital expenditures to upgrade our equipment and infrastructure.
Financing Activities
Net cash provided by financing activities for fiscal 2013 was $21 million, compared with net cash used in financing activities of $120 million in fiscal 2012 and net cash provided by financing activities of $280 million in fiscal 2011.
Cash provided by financing activities in 2013 included $43 million in net borrowings of debt (refer to Non-GAAP Financial Measures below) mainly used to support higher working capital requirements, acquisitions and the purchase of the redeemable noncontrolling interest. Uses of cash included $20 million for cash dividends.
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

35 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Credit Facilities
Following is a summary of our outstanding balances and availability on credit facilities and long-term debt (in thousands):

	Outstanding as of 8/31/2013	Remaining Availability
Unsecured, uncommitted credit line	$8,500	$16,500
Bank unsecured revolving credit facility(1)	$359,971	$332,347
Tax-exempt economic development revenue bonds due January 2021	$7,700	N/A
_____________________________

(1)	Remaining availability is net of $6 million of outstanding stand-by letters of credit.
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
We had borrowings outstanding under the credit facility of $360 million and $325 million as of August 31, 2013 and 2012, respectively. The weighted average interest rate on amounts outstanding under this facility was 1.98% and 2.06% as of August 31, 2013 and 2012, respectively.
We also have an unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. that expires on March 1, 2014. Interest rates are set by the bank at the time of borrowing. We had $9 million in borrowings outstanding under this facility as of August 31, 2013 and no borrowings outstanding as of August 31, 2012.
The two bank credit agreements contain various representations and warranties, events of default and financial and other covenants which could limit or restrict our ability to create liens, raise additional capital, enter into transactions with affiliates, acquire and dispose of businesses, guarantee debt, and consolidate or merge. The financial covenants include the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of August 31, 2013, we were in compliance with these covenants and we expect to remain in compliance in the future. However, in the event of a sustained deterioration in market conditions, which could have a material adverse impact on our results of operations, cash flows and financial position, there can be no assurances that we will continue to remain in compliance with the financial covenants. If we do not maintain compliance with our financial covenants and are unable to obtain an amendment or waiver from our lenders a breach of either covenant would constitute an event of default and allow the lenders to exercise remedies under the agreements, the most severe of which is the termination of the credit facility under our committed bank credit agreement and acceleration of the amounts owed under both agreements.
We use these credit facilities to fund working capital requirements, acquisitions, capital expenditures, dividends and share repurchases.
In addition, as of August 31, 2013 and 2012, we had $8 million of long-term tax-exempt bonds outstanding that mature in January 2021.
Dividends
The total dividend paid in fiscal 2013 was $0.75 per common share compared to $0.41 per common share in fiscal 2012 and $0.07 per common share in fiscal 2011.
Acquisitions
In fiscal 2013, we expanded our presence in the regions in which we operate and in new locations through the acquisition of four used auto parts facilities in Richmond and Surrey, British Columbia, near our MRB operations in Surrey, British Columbia; two used auto parts facilities located in Kansas and Missouri; two used auto parts facilities located in Massachusetts near our MRB operations; and one used auto parts facility located in Rhode Island near our MRB operations. The acquired facilities operate under APB’s Pick-N-Pull brand. The aggregate consideration paid for these acquisitions was $26 million. See Note 6 – Business Combinations in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for additional information on business acquisitions.

36 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Capital Expenditures
Capital expenditures totaled $90 million, $79 million and $105 million for fiscal 2013, 2012 and 2011, respectively. Our capital expenditures in fiscal 2013 included investments in the construction of a new shredder, advanced processing equipment and related infrastructure for our facility in Surrey, British Columbia, which began operations in the third quarter of fiscal 2013, and the construction of a new nonferrous processing facility in Puerto Rico, which commenced operations in September 2013. In addition, we made further investments in infrastructure to improve efficiency, increase capacity, improve worker safety, enhance environmental systems and replace equipment.
We currently plan to invest up to $60 million in capital expenditures in fiscal 2014 using cash generated from operations and available lines of credit.
Environmental Compliance
Our commitment to sustainable recycling and operating our business in an environmentally responsible manner requires us to continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures, we invested $5 million, $13 million and $14 million for environmental projects in fiscal 2013, 2012 and 2011, respectively. We plan to invest up to $11 million in capital expenditures for environmental projects in fiscal 2014. These projects include investments in storm water systems and equipment to ensure ongoing compliance with air quality and other environmental regulations.
We have been identified by the United States Environmental Protection Agency (“EPA”) as one of the potentially responsible parties (“PRPs”) that own or operate or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (“the Site”). A group of PRPs is conducting an investigation and study to identify and characterize the contamination at the Site and develop alternative approaches to remediation of the contamination. On March 30, 2012 the group submitted to the EPA a draft feasibility study (“draft FS”) based on approximately ten years of work and $100 million in costs classified as investigation-related. The draft FS identifies ten possible remedial alternatives which range in estimated cost from approximately $170 million to $250 million (net present value) for the least costly alternative to approximately $1.08 billion to $1.76 billion (net present value) for the most costly and estimates a range of two to 28 years to implement the remedial work, depending on the selected alternative. The draft FS does not determine who is responsible for remediation costs, define the precise cleanup boundaries or select remedies. The draft FS is being reviewed and is likely to be subject to revisions, which could be significant, prior to its approval by the EPA. While the draft FS is an important step in the EPA’s development of a proposed plan for addressing the Site, a final decision on the nature and extent of the required remediation will occur only after the EPA has prepared a proposed plan for public review and issued a record of decision (“ROD”). Currently available information indicates that the EPA does not expect to issue its final ROD selecting a remedy for the Site until at least 2015. Responsibility for implementing and funding the EPA’s selected remedy will be determined in a separate allocation process, which is currently underway. Because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs, we believe it is not reasonably possible to estimate the amount or range of costs which we are likely or which are reasonably possible to incur in connection with the Site, although such costs could be material to our financial position, results of operations, future cash flows and liquidity. Any material liabilities recorded in the future related to the Site could result in our failure to maintain compliance with certain covenants in our debt agreements. Significant cash outflows in the future related to the Site could reduce the amounts available for borrowing that could otherwise be used for investment in capital expenditures, acquisitions, dividends and share repurchases. See Contingencies – Environmental in Note 11 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
Share Repurchase Program
Pursuant to a share repurchase program, as amended, we have existing authorization to repurchase up to 2.1 million shares of our Class A common stock, out of a 9 million share repurchase program, when we deem such repurchases to be appropriate. We evaluate long- and short-range forecasts as well as anticipated sources and uses of cash before determining the course of action in our share repurchase program. Prior to fiscal 2013, we had repurchased approximately 6.9 million shares under the program. We did not repurchase any of our Class A common stock in fiscal 2013.
Redeemable Noncontrolling Interest
In March 2011, we issued common stock of one of our subsidiaries to a noncontrolling interest holder of that subsidiary that is redeemable both at the option of the holder and upon the occurrence of an event that is not solely within our control. On March 8, 2013 we purchased all of the outstanding noncontrolling interest in the subsidiary for $25 million. The noncontrolling interest was adjusted to its fair market value at the end of the second quarter of fiscal 2013; the difference between the adjusted carrying

37 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

value and the fair value of the noncontrolling interest was recorded as a reduction to retained earnings at that time. See Note 13 – Redeemable Noncontrolling Interest in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
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
Off-Balance Sheet Arrangements
None.
Contractual Obligations and Commitments
We have certain contractual obligations to make future payments. The following table summarizes these future obligations as of August 31, 2013 (in thousands):

	Payment Due by Period
	2014	2015	2016	2017	2018	Thereafter	Total
Contractual Obligations
Long-term debt(1)	$—	$—	$—	$359,971	$—	$7,700	$367,671
Interest payments on long-term debt(2)	7,135	7,135	7,135	4,762	17	40	26,224
Capital leases, including interest	1,575	1,237	1,096	1,089	845	4,415	10,257
Operating leases	21,101	18,027	12,076	9,980	7,138	36,281	104,603
Purchase obligations(3)	44,694	10,357	10,357	12,446	10,357	28,944	117,155
Other(4)	416	212	399	223	271	2,472	3,993
Total	$74,921	$36,968	$31,063	$388,471	$18,628	$79,852	$629,903
_____________________________

(1)	Long-term debt represents the principal amounts of all outstanding long-term debt, maturities of which extend to 2021.

(2)
Interest payments on long-term debt are based on interest rates in effect as of August 31, 2013. As the contractual interest rates and the amount of debt outstanding are variable, actual cash payments may differ from the estimates provided.

(3)
Purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement, including purchases of inventory items to be sold in the ordinary course of business.

(4)	Other contractual obligations consist of pension funding obligations and other accrued liabilities.
We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. At August 31, 2013, we had $18 million outstanding under these arrangements.
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

Our critical accounting estimates include those related to goodwill, environmental costs, inventories, accounting for business combinations and revenue recognition.

38 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

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
We performed our annual impairment test in the second quarter of fiscal 2013, proceeding directly to the two-step quantitative impairment test. For the APB reporting unit, the calculated fair value using the income approach substantially exceeded its carrying value, while for the MRB reporting unit the calculated fair value exceeded the carrying value by approximately 15%. We also used a market approach based on earnings multiple data and a reconciliation of our market capitalization to our estimate of the aggregate fair value of our reporting units, including consideration of a control premium, to corroborate our reporting units’ valuations. As a result of our annual impairment test, goodwill allocated to our reporting units was deemed not to be impaired.
In the fourth quarter of fiscal 2013, we identified the combination of the continued challenging market conditions, the constrained supply of raw materials, the Company’s recent financial performance and the lack of recovery of our market capitalization as a triggering event requiring an interim impairment test of goodwill allocated to our reporting units. For the APB reporting unit, the calculated fair value using the income approach substantially exceeded its carrying value. For the MRB reporting unit with goodwill of $469 million as of July 31, 2013, the first step of the impairment test showed that the reporting unit’s fair value was less than its carrying amount, indicating a potential impairment. The projections used in the income approach for MRB took into consideration the continued weak market conditions and the cyclical nature of our industry. The projections assumed a gradual recovery of operating margins and volumes over a multi-year period. The market-based WACC used in the income approach for MRB was 13.2%, compared to 11.4% used in MRB’s annual impairment test performed in the second quarter of fiscal 2013. The higher WACC was the result of an increase in the risk-free market interest rate and the inclusion of an additional Company risk premium of 1% to reflect increased uncertainty in connection with the extent and pace of improvements in market conditions and future Company performance. The terminal year growth rate used in the discounted cash flow model was 2%. Based on the second step of the impairment test, we concluded that the implied fair value of goodwill for the MRB reporting unit was less than its carrying amount, resulting in an impairment of goodwill of $321 million.
We also used a market approach based on earnings multiple data and our market capitalization to corroborate our reporting units’ valuations in the fourth quarter of fiscal 2013. We reconciled our market capitalization to our estimate of the aggregate fair value of our reporting units, including consideration of a control premium representing the estimated amount a market participant would pay to obtain a controlling interest. The implied control premium resulting from the difference between our market capitalization (based on the average trading price of our Class A common stock for the two-week period ended July 31, 2013) and the higher aggregated estimated fair value of our reporting units was within the historical range of average and mean premiums observed on historical transactions within the steel-making and scrap processing industries.

39 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

As a result of the inherent uncertainty associated with forming these estimates, actual results could differ from those estimates. Future events and changing market conditions may impact our assumptions as to future revenue growth rates, pace and extent of operating margin and volume recovery, market-based WACC and other factors that may result in changes in our estimates of the reporting units’ fair value. Although we believe the assumptions used in testing our reporting units’ goodwill for impairment are reasonable, it is possible that market and economic conditions could deteriorate further or not improve as expected. Additional declines in or a lack of recovery in market conditions from current levels, a trend of weaker than anticipated financial performance including the pace and extent of operating margin and volume recovery, a further decline in our share price from current levels, or an increase in the market-based WACC, among other factors, could significantly impact our impairment analysis and may result in further goodwill impairment charges that, if incurred, could have a material adverse effect on our financial condition and results of operations.
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
Our accrued environmental liabilities as of August 31, 2013 included $1 million related to third party investigation costs for the Portland Harbor Superfund site. Because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs, we believe it is not possible to reasonably estimate the amount or range of costs which it is likely or reasonably possible that we may incur in connection with the Site, although such costs could be material to our financial position, results of operations, cash flows and liquidity.Therefore, no additional amounts have been accrued. See Contingencies – Environmental in Note 11 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
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

40 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

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
The following is a reconciliation of debt, net of cash (in thousands):

	August 31, 2013	August 31, 2012	August 31, 2011
Short-term borrowings	$9,174	$683	$643
Long-term debt, net of current maturities	372,663	334,629	403,287
Total debt	381,837	335,312	403,930
Less: cash and cash equivalents	13,481	89,863	49,462
Total debt, net of cash	$368,356	$245,449	$354,468
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

41 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

The following is a reconciliation of net borrowings (repayment) of debt (in thousands):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Borrowings from long-term debt	$265,858	$439,070	$811,531
Proceeds from line of credit	545,500	495,500	655,500
Repayment of long-term debt	(230,923)	(507,745)	(508,675)
Repayment of line of credit	(537,000)	(495,500)	(655,500)
Net borrowings (repayment) of debt	$43,435	$(68,675)	$302,856
Adjusted operating income (loss), adjusted net income (loss) and adjusted diluted earnings per share
Management presents adjusted consolidated operating income (loss) and adjusted operating income (loss) for the MRB segment because it believes these measures provide a meaningful presentation of the Company’s results from its core underlying business operations excluding adjustments for goodwill and other asset impairment charges and restructuring charges that are not related to the Company’s core underlying business operational performance and improves period-to-period comparability of the Company’s results from its core underlying business operations.
The following is a reconciliation of consolidated adjusted operating income (loss) and MRB operating income (loss) (in thousands):

	Fiscal 2013	Fiscal 2012
Consolidated operating income (loss)
As reported	(327,789)	53,668
Goodwill impairment charge	321,000	—
Other asset impairment charges	13,053	—
Restructuring charges	7,906	5,012
Adjusted	14,170	58,680

MRB operating income (loss):
As reported	(311,549)	63,872
Goodwill impairment charge	321,000	—
Other asset impairment charges	13,053	—
Adjusted	22,504	63,872
Management presents adjusted net income (loss) attributable to SSI and adjusted diluted earnings per share attributable to SSI because it believes these measures provide a meaningful presentation of the Company’s results from its core underlying business operations excluding adjustments for goodwill and other asset impairments, restructuring charges and valuation allowance on deferred tax assets that are not related to the Company’s core underlying business operational performance and improves the period-to-period comparability of the Company’s results from its core underlying business operations.

42 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

The following is a reconciliation of adjusted net income (loss) attributable to SSI and adjusted diluted earnings per share attributable to SSI (in thousands, except per share data):

	Fiscal 2013	Fiscal 2012
Net income (loss) attributable to SSI:
As reported	$(281,442)	$27,404
Goodwill impairment charge, net of tax	254,473	—
Other asset impairment charges, net of tax	8,819	—
Restructuring charges, net of tax	5,311	3,222
Valuation allowance on deferred tax assets	11,043	206
Adjusted	$(1,796)	$30,832

Diluted earnings per share attributable to SSI:
As reported	(10.56)	0.99
Goodwill impairment charge, net of tax, per share	9.55	—
Other asset impairment charges, net of tax, per share	0.33	—
Restructuring charges, net of tax, per share	0.20	0.12
Valuation allowance on deferred tax assets, per share	0.41	0.01
Adjusted	$(0.07)	$1.12
Management believes that these non-GAAP financial measures allow for a better understanding of our operating and financial performance. These non-GAAP financial measures should be considered in addition to, but not as a substitute for, the most directly comparable U.S. GAAP measures. Although we find these non-GAAP financial measures useful in evaluating the performance of our business, our reliance on these measures is limited because the adjustments often have a material impact on our consolidated financial statements presented in accordance with GAAP. Therefore, we typically use these adjusted amounts in conjunction with our GAAP results to address these limitations.

43 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
We are exposed to commodity price risk, mainly associated with variations in the market price for finished steel products, ferrous and nonferrous metals, including scrap metal, autobodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to increases and decreases in forward selling prices by adjusting purchase prices on a timely basis. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices, a 10% decrease in the selling price per ton of finished steel products would have caused an NRV inventory write down of $2 million at SMB as of August 31, 2013. A 10% decrease in the selling price of inventory would not have caused a material NRV impact at MRB or APB as of August 31, 2013.
Interest Rate Risk
We are exposed to market risk associated with changes in interest rates related to our debt obligations. Our credit line and revolving credit facility are subject to variable interest rates and therefore have exposure to changes in interest rates. If market interest rates had changed 10% from actual interest rate levels in fiscal 2013 or 2012, the effect on our interest expense and net income would not have been material.
Credit Risk
Credit risk relates to the risk of loss that might occur as a result of non-performance by counterparties of their contractual obligations to take delivery of scrap metal and finished steel products and to make financial settlements of these obligations, or to provide sufficient quantities of scrap metal or payment to settle advances, loans and other contractual receivables in connection with demolition and scrap extraction projects. We manage our exposure to credit risk through a variety of methods, including shipping ferrous scrap metal exports under letters of credit, collection of deposits prior to shipment for certain nonferrous export customers, establishment of credit limits for sales on open terms and designation of collateral and financial guarantees securing advances, loans and other contractual receivables.
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
As of August 31, 2013 and 2012, 49% and 28%, respectively, of our trade accounts receivable balance was covered by letters of credit. Of the remaining balance as of August 31, 2013, 95% was less than 60 days past due, compared to 89% as of August 31, 2012.

44 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

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
Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting using the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management determined that the Company’s internal control over financial reporting was effective as of August 31, 2013.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report, also audited the effectiveness of the Company’s internal control over financial reporting as of August 31, 2013, as stated in their report included herein.

Tamara L. Lundgren	Richard D. Peach
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
October 29, 2013	October 29, 2013

45 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Schnitzer Steel Industries, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows present fairly, in all material respects, the financial position of Schnitzer Steel Industries, Inc. and its subsidiaries at August 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Portland, Oregon
October 29, 2013

46 / Schnitzer Steel Industries, Inc. Form 10-K 2013

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	August 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$13,481	$89,863
Accounts receivable, net	188,270	137,313
Inventories, net	236,049	246,992
Deferred income taxes	3,750	6,362
Refundable income taxes	3,521	7,671
Prepaid expenses and other current assets	22,159	28,618
Total current assets	467,230	516,819
Property, plant and equipment, net	564,426	564,185
Investments in joint venture partnerships	14,808	17,126
Goodwill	327,264	635,491
Intangibles, net	13,264	15,778
Other assets	18,520	14,174
Total assets	$1,405,512	$1,763,573
Liabilities and Equity
Current liabilities:
Short-term borrowings	$9,174	$683
Accounts payable	96,348	115,007
Accrued payroll and related liabilities	24,002	22,130
Environmental liabilities	754	2,185
Accrued income taxes	388	38
Other accrued liabilities	35,468	38,799
Total current liabilities	166,134	178,842
Deferred income taxes	22,929	85,447
Long-term debt, net of current maturities	372,663	334,629
Environmental liabilities, net of current portion	49,040	44,874
Other long-term liabilities	13,547	11,837
Total liabilities	624,313	655,629
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	—	22,248
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized,
26,171 and 25,219 shares issued and outstanding	26,171	25,219
Class B common stock – 25,000 shares $1.00 par value authorized,
393 and 1,113 shares issued and outstanding	393	1,113
Additional paid-in capital	7,476	816
Retained earnings	751,879	1,056,024
Accumulated other comprehensive loss	(9,361)	(2,589)
Total SSI shareholders’ equity	776,558	1,080,583
Noncontrolling interests	4,641	5,113
Total equity	781,199	1,085,696
Total liabilities and equity	$1,405,512	$1,763,573

See Notes to the Consolidated Financial Statements

47 / Schnitzer Steel Industries, Inc. Form 10-K 2013

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended August 31,
	2013	2012	2011
Revenues	$2,621,911	$3,340,938	$3,459,194
Operating expense:
Cost of goods sold	2,415,391	3,079,716	3,072,165
Selling, general and administrative	193,533	205,178	205,687
Income from joint ventures	(1,183)	(2,636)	(4,622)
Goodwill impairment charge	321,000	—	—
Other asset impairment charges	13,053	—	—
Restructuring charges	7,906	5,012	—
Operating income (loss)	(327,789)	53,668	185,964
Interest expense	(9,743)	(11,880)	(8,436)
Other income, net	83	1,168	3,277
Income (loss) from continuing operations before income taxes	(337,449)	42,956	180,805
Income tax benefit (expense)	57,426	(14,039)	(57,168)
Income (loss) from continuing operations	(280,023)	28,917	123,637
Loss from discontinued operations, net of tax	—	—	(101)
Net income (loss)	(280,023)	28,917	123,536
Net income attributable to noncontrolling interests	(1,419)	(1,513)	(5,181)
Net income (loss) attributable to SSI	$(281,442)	$27,404	$118,355
Basic:
Income (loss) per share from continuing operations attributable to SSI	$(10.56)	$1.00	$4.28
Loss per share from discontinued operations	—	—	—
Net income (loss) per share attributable to SSI	$(10.56)	$1.00	$4.28
Diluted:
Income (loss) per share from continuing operations attributable to SSI	$(10.56)	$0.99	$4.24
Loss per share from discontinued operations	—	—	(0.01)
Net income (loss) per share attributable to SSI	$(10.56)	$0.99	$4.23
Weighted average number of common shares:
Basic	26,656	27,317	27,649
Diluted	26,656	27,553	27,959
Dividends declared per common share	$0.750	$0.410	$0.068

See Notes to the Consolidated Financial Statements

48 / Schnitzer Steel Industries, Inc. Form 10-K 2013

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended August 31,
	2013	2012	2011
Net income (loss)	$(280,023)	$28,917	$123,536
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments(1)	(9,051)	(2,143)	3,541
Cash flow hedges, net(2)	20	(116)	91
Pension obligations, net(3)	3,289	(2,220)	969
Total other comprehensive income (loss), net of tax	(5,742)	(4,479)	4,601
Comprehensive income (loss)	(285,765)	24,438	128,137
Less amounts attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	(1,419)	(1,513)	(5,181)
Foreign currency translation adjustment attributable to redeemable noncontrolling interest	(1,030)	350	(509)
Total amounts attributable to noncontrolling interests	(2,449)	(1,163)	(5,690)
Comprehensive income (loss) attributable to SSI	$(288,214)	$23,275	$122,447
_____________________________

(1)	Net of tax expense (benefit) of $(387) thousand, $(109) thousand and $876 thousand for each respective period.

(2)	Net of tax expense (benefit) of $23 thousand, $(24) thousand and $52 thousand for each respective period.

(3)	Net of tax expense (benefit) of $1,890 thousand, $(1,290) thousand and $564 thousand for each respective period.

See Notes to the Consolidated Financial Statements

49 / Schnitzer Steel Industries, Inc. Form 10-K 2013

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of August 31, 2010	22,700	$22,700	4,721	$4,721	$1,815	$948,642	$(2,552)	$975,326	$4,306	$979,632
Net income(1)	—	—	—	—	—	118,355	—	118,355	5,081	123,436
Other comprehensive income, net of tax(2)	—	—	—	—	—	—	4,092	4,092	—	4,092
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,863)	(2,863)
Share repurchases	(254)	(254)	—	—	(10,049)	—	—	(10,303)	—	(10,303)
Restricted stock withheld for taxes	(70)	(70)	—	—	(3,730)	—	—	(3,800)	—	(3,800)
Issuance of restricted stock	185	185	—	—	(185)	—	—	—	—	—
Stock options exercised	19	19	—	—	548	—	—	567	—	567
Class B common stock converted to Class A common stock	1,661	1,661	(1,661)	(1,661)	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	12,830	—	—	12,830	—	12,830
Excess tax deficiency from stock options exercised and restricted stock units vested	—	—	—	—	(467)	—	—	(467)	—	(467)
Cash dividends	—	—	—	—	—	(1,888)	—	(1,888)	—	(1,888)
Balance as of August 31, 2011	24,241	24,241	3,060	3,060	762	1,065,109	1,540	1,094,712	6,524	1,101,236
Net income(1)	—	—	—	—	—	27,404	—	27,404	2,676	30,080
Other comprehensive loss, net of tax(2)	—	—	—	—	—	—	(4,129)	(4,129)	—	(4,129)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4,087)	(4,087)
Share repurchases	(1,124)	(1,124)	—	—	(6,570)	(25,500)	—	(33,194)	—	(33,194)
Restricted stock withheld for taxes	(69)	(69)	—	—	(2,238)	—	—	(2,307)	—	(2,307)
Issuance of restricted stock	199	199	—	—	(199)	—	—	—	—	—
Stock options exercised	25	25	—	—	583	—	—	608	—	608
Class B common stock converted to Class A common stock	1,947	1,947	(1,947)	(1,947)	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	9,618	—	—	9,618	—	9,618
Excess tax deficiency from stock options exercised and restricted stock units vested	—	—	—	—	(1,140)	—	—	(1,140)	—	(1,140)
Cash dividends	—	—	—	—	—	(10,989)	—	(10,989)	—	(10,989)

50 / Schnitzer Steel Industries, Inc. Form 10-K 2013

	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of August 31, 2012	25,219	25,219	1,113	1,113	816	1,056,024	(2,589)	1,080,583	5,113	1,085,696
Net income (loss)(1)	—	—	—	—	—	(281,442)	—	(281,442)	2,322	(279,120)
Other comprehensive loss, net of tax(2)	—	—	—	—	—	—	(6,772)	(6,772)	—	(6,772)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,794)	(2,794)
Restricted stock withheld for taxes	(102)	(102)	—	—	(2,571)	—	—	(2,673)	—	(2,673)
Issuance of restricted stock	319	319	—	—	(319)	—	—	—	—	—
Stock options exercised	15	15	—	—	301	—	—	316	—	316
Class B common stock converted to Class A common stock	720	720	(720)	(720)	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	11,475	—	—	11,475	—	11,475
Excess tax deficiency from stock options exercised and restricted stock units vested	—	—	—	—	(2,226)	—	—	(2,226)	—	(2,226)
Adjustment to fair value of redeemable noncontrolling interest	—	—	—	—	—	(2,449)	—	(2,449)	—	(2,449)
Cash dividends	—	—	—	—	—	(20,254)	—	(20,254)	—	(20,254)
Balance as of August 31, 2013	26,171	$26,171	393	$393	$7,476	$751,879	$(9,361)	$776,558	$4,641	$781,199
_____________________________

(1)
Net income attributable to noncontrolling interests at August 31, 2013, 2012 and 2011 excludes $(903) thousand, $(1,163) thousand and $100 thousand, respectively, allocable to the redeemable noncontrolling interest, which, prior to its purchase on March 8, 2013, was reported in the mezzanine section of the Consolidated Balance Sheets at August 31, 2012 and 2011. See Note 13 - Redeemable Noncontrolling Interest for further detail.

(2)
Other comprehensive income (loss), net of tax for the years ended August 31, 2013, 2012 and 2011 excludes $(1,030) thousand, $350 thousand and $(509) thousand respectively, relating to the redeemable noncontrolling interest, which, prior to its purchase on March 8, 2013, was reported in the mezzanine section of the Consolidated Balance Sheets at August 31, 2012 and 2011. See Note 13 - Redeemable Noncontrolling Interest for further detail.

See Notes to the Consolidated Financial Statements

51 / Schnitzer Steel Industries, Inc. Form 10-K 2013

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended August 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$(280,023)	$28,917	$123,536
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Goodwill impairment charge	321,000	—	—
Other asset impairment charges	13,053	—	—
Depreciation and amortization	83,070	82,256	74,866
Deferred income taxes	(59,102)	8,321	21,004
Undistributed equity in earnings of joint ventures	(1,183)	(2,307)	(4,622)
Share-based compensation expense	11,475	8,793	13,655
Excess tax benefit from share-based payment arrangements	(343)	(817)	(689)
(Gain) loss on the disposal of assets	131	(135)	1,529
Net gain on derivatives	—	—	(772)
Unrealized foreign exchange (gain) loss, net	1,583	(334)	758
Bad debt expense, net	584	688	334
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(79,118)	81,701	(91,715)
Inventories	46,826	94,095	(45,268)
Income taxes	2,440	(20,018)	22,703
Prepaid expenses and other current assets	(13,852)	(4,010)	(11,486)
Intangibles and other long-term assets	977	(82)	(133)
Accounts payable	(10,901)	(26,074)	45,447
Accrued payroll and related liabilities	2,720	(13,161)	2,276
Other accrued liabilities	(1,770)	6,500	(15,676)
Environmental liabilities	(146)	(2,201)	(97)
Other long-term liabilities	113	253	(167)
Distributed equity in earnings of joint ventures	1,755	2,405	4,980
Net cash provided by operating activities	39,289	244,790	140,463
Cash flows from investing activities:
Capital expenditures	(90,381)	(78,560)	(104,964)
Acquisitions, net of cash acquired	(25,366)	(6,567)	(293,880)
Joint venture payments, net	(2,194)	(92)	(1,587)
Proceeds from sale of assets	5,491	953	530
Purchase of noncontrolling interest	(24,734)	—	—
Net cash used in investing activities	(137,184)	(84,266)	(399,901)
Cash flows from financing activities:
Proceeds from line of credit	545,500	495,500	655,500
Repayment of line of credit	(537,000)	(495,500)	(655,500)
Borrowings from long-term debt	265,858	439,070	811,531
Repayment of long-term debt	(230,923)	(507,745)	(508,675)
Debt financing fees	—	(1,282)	(5,310)
Repurchase of Class A common stock	—	(33,194)	(10,303)
Taxes paid related to net share settlement of share-based payment arrangements	(2,673)	(2,307)	(3,800)
Excess tax benefit from share-based payment arrangements	343	817	689
Stock options exercised	316	608	567
Contributions from noncontrolling interest	1,970	4,008	—
Distributions to noncontrolling interest	(2,794)	(4,087)	(2,863)
Contingent consideration paid relating to business acquisitions	—	(4,485)	—
Dividends paid	(20,010)	(11,455)	(1,885)
Net cash provided by (used in) financing activities	20,587	(120,052)	279,951
Effect of exchange rate changes on cash	926	(71)	(1,393)
Net increase (decrease) in cash and cash equivalents	(76,382)	40,401	19,120
Cash and cash equivalents as of beginning of year	89,863	49,462	30,342
Cash and cash equivalents as of end of year	$13,481	$89,863	$49,462
SUPPLEMENTAL DISCLOSURES:
Cash paid (received) during the year for:
Interest	$8,542	$10,968	$7,072
Income taxes paid (refunds received), net	$(483)	$24,517	$14,330
See Notes to the Consolidated Financial Statements

52 / Schnitzer Steel Industries, Inc. Form 10-K 2013

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
As of August 31, 2013, all of the Company’s facilities were located in the U.S. and its territories and Canada.
Note 2 – Summary of Significant Accounting Policies
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its majority-owned and wholly-owned subsidiaries. The equity method of accounting is used for investments in joint ventures over which the Company has significant influence but does not have effective control. All significant intercompany account balances, transactions, profits and losses have been eliminated. All transactions and relationships with potential variable interest entities are evaluated to determine whether the Company is the primary beneficiary of the entities, therefore requiring consolidation. The Company does not have any variable interest entities requiring consolidation.
Cash and Cash Equivalents
Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding checks in excess of funds on deposit of $31 million and $38 million as of August 31, 2013 and 2012, respectively.
Accounts Receivable, net
Accounts receivable represent amounts due from customers on product and other sales. These accounts receivable, which are reduced by an allowance for doubtful accounts, are recorded at the invoiced amount and do not bear interest. The Company evaluates the collectability of its accounts receivable based on a combination of factors, including whether sales were made pursuant to letters of credit. In cases where management is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, management records a specific allowance against amounts due and reduces the net recognized receivable to the amount the Company believes will be collected. For all other customers, the Company maintains an allowance that considers the total receivables outstanding, historical collection rates and economic trends. Accounts are written off when all efforts to collect have been exhausted. The allowance for doubtful accounts was $3 million and $4 million as of August 31, 2013 and 2012, respectively.
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

53 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

detect all variances for metal inventory such that estimates of quantities are required. To mitigate this risk, the Company adjusts its ferrous physical inventories when the volume of a commodity is low and a physical inventory count can more accurately predict the remaining volume.
Property, Plant and Equipment, net
Property, plant and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, while routine repair and maintenance costs are expensed as incurred. Interest related to the construction of qualifying assets is capitalized as part of the construction costs and was not material to any of the periods presented. When assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and resulting gains or losses are generally included in operating expenses. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term.
As of August 31, 2013, the useful lives used for depreciation and amortization were as follows:

Useful Life (In Years)
Machinery and equipment	3 to 40
Land improvements	3 to 35
Buildings and leasehold improvements	5 to 40
Office equipment	2 to 20
Enterprise Resource Planning (“ERP”) systems	11 to 17
Long-lived assets are subject to an impairment assessment when certain triggering events or circumstances indicate that their carrying value may be impaired. If the carrying value exceeds the Company’s estimate of future undiscounted cash flows of the operations related to the asset, an impairment is recorded for the difference between the carrying amount and the fair value of the asset. There were no material impairments to the carrying value of long-lived assets during the years ended August 31, 2013, 2012 and 2011.
Investments in Joint Venture Partnerships
As of August 31, 2013 and 2012, the Company had five 50%-owned joint venture interests which were accounted for under the equity method of accounting and presented as part of MRB operations. The Company’s investments in equity method joint ventures have resulted in cumulative undistributed earnings of $11 million as of August 31, 2013 and 2012. A loss in value of an investment in a joint venture partnership that is other than a temporary decline is recognized. Management considers all available evidence to evaluate the realizable value of its investments including the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the joint venture business, and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Once management determines that an other-than-temporary impairment exists, the investment is written down to its fair value, which establishes a new cost basis. The Company determines fair value using Level 3 inputs under the fair value hierarchy using an income approach based on a discounted cash flow analysis.
During the fiscal year ended August 31, 2013, the Company recorded an impairment charge related to an investment in a joint venture partnership of $2 million, which is reported within other asset impairment charges in the Consolidated Statements of Operations. See Note 20 - Related Party Transactions for further detail on transactions with joint ventures.
Goodwill and Other Intangible Assets, net
Goodwill represents the excess of the purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. The Company evaluates goodwill for impairment annually during the second fiscal quarter and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Impairment of goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). The Company has determined that its reporting units for which goodwill has been allocated are equivalent to the Company’s operating segments, as all of the components of each operating segment meet the criteria for aggregation.
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

54 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company estimates the fair value of its reporting units using an income approach based on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital (“WACC”) determined separately for each reporting unit. The determination of fair value involves the use of significant estimates and assumptions, including revenue growth rates driven by future commodity prices and volume expectations, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, discount rates and synergistic benefits available to market participants. In addition, to corroborate the reporting units’ valuation, the Company uses a market approach based on earnings multiple data and a reconciliation of the Company’s estimate of the aggregate fair value of the reporting units to the Company’s market capitalization, including consideration of a control premium.
The Company tests indefinite-lived intangible assets for impairment by either comparing the carrying value of the intangible to the projected discounted cash flows from the intangible or using the relief from royalties method. If the carrying value exceeds the projected discounted cash flows attributed to the indefinite-lived intangible asset, the carrying value is no longer considered recoverable and the Company will record an impairment. The Company tests intangible assets subject to amortization for impairment when certain triggering events or circumstances indicate that their carrying value may be impaired. If the carrying value exceeds the Company’s estimate of future undiscounted cash flows of the operations related to the asset, an impairment is recorded for the difference between the carrying amount and the fair value of the asset. See Note 7 – Goodwill and Other Intangibles Assets, net for further detail.
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
Other Assets
The Company’s other assets, exclusive of prepaid expenses, consist primarily of receivables from insurers, notes and other contractual receivables, and assets held for sale. Other assets are reported within either prepaid expenses and other current assets or other assets in the Consolidated Balance Sheets based on their expected use either during or beyond the current operating cycle of one year from the reporting date.
Receivables from insurers represent the portion of insured losses expected to be recovered from the Company’s insurance carriers and are recorded at the time the Company records a liability for an insured loss. The receivable is recorded at an amount not to exceed the recorded loss and only if the terms of legally enforceable insurance contracts support that the insurance recovery will not be disputed and is deemed collectible.
Notes receivable consist primarily of loans to entities in the business of extracting scrap metal through demolition and other activities. Repayment of these loans is in either cash or scrap metal. Other contractual receivables consist primarily of amounts due from scrap and demolition entities under financial guarantee arrangements. The Company performs periodic reviews of its notes and other contractual receivables to identify credit risks and to assess the overall collectability of the receivables, which typically involves consideration of the value of collateral in the form of scrap metal extracted from demolition and construction projects. A note or other contractual receivable is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the agreement. Once a note or other contractual receivable has been identified as impaired, it is measured based on the present value of payments expected to be received, discounted at the receivable’s contractual interest rate, or for arrangements that are solely dependent on collateral for repayment, the estimated fair value of the collateral less estimated costs to sell. If the carrying value of the receivable exceeds

55 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

its recoverable amount, an impairment is recorded for the difference. During the fiscal year ended August 31, 2013, the Company recorded an impairment charge related to other contractual receivables of $8 million, which represents the full amount of the allowance for credit losses on notes and other contractual receivables as of August 31, 2013, and which is reported within other asset impairment charges in the Consolidated Statements of Operations.
A long-lived asset is classified as held for sale upon meeting criteria specified in the accounting standards. An asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell. An impairment loss is recognized for any initial or subsequent write-down of the asset to its fair value less cost to sell. The Company determines fair value using Level 3 inputs under the fair value hierarchy consisting of information provided by brokers and other external sources along with management’s own assumptions. During the fiscal year ended August 31, 2013, the Company recorded an impairment charge related to assets held for sale of $3 million, which is reported within other asset impairment charges in the Consolidated Statements of Operations.
Other Asset Impairment Charges
The following impairment charges were recorded within other asset impairment charges in the Consolidated Statements of Operations in fiscal 2013 (in thousand):

2013
Investment in joint venture partnership	$2,411
Contractual receivable	7,803
Assets held for sale	2,526
Other	313
Total	$13,053
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
Accrued Workers’ Compensation Costs
The Company is self-insured for workers’ compensation claims with exposure limited by various stop-loss insurance policies. The Company estimates the costs of workers’ compensation claims based on the nature of the injury incurred and on guidelines established by the applicable state. An accrual is recorded based upon the amount of unpaid claims as of the balance sheet date. Accrued amounts recorded for individual claims are reviewed periodically as treatment progresses and adjusted to reflect additional information that becomes available. The estimated cost of claims incurred but not reported is included in the accrual. The Company accrued $10 million and $11 million for the estimated cost of workers’ compensation claims as of August 31, 2013 and 2012, respectively, which are included in other accrued liabilities in the Consolidated Balance Sheets.
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

56 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
When developing the fair value measurements, the Company uses quoted market prices whenever available or seeks to maximize the use of observable inputs and minimize the use of unobservable inputs when quoted market prices are not available. See Note 7 - Goodwill and Other Intangible Assets, net, Note 10 - Fair Value Measurements, Note 13 - Redeemable Noncontrolling Interest and Note 15 - Derivative Financial Instruments for further detail.
Derivatives
The Company records derivative instruments in other assets or other liabilities in the Consolidated Balance Sheets at fair value and changes in the fair value are either recognized in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets or net income (loss) in the Consolidated Statements of Operations, as applicable, depending on the nature of the underlying exposure, whether the derivative has been designated as a hedge, and if designated as a hedge, the extent to which the hedge is effective. Amounts included in accumulated other comprehensive income (loss) are reclassified to earnings in the period in which earnings are impacted by the hedged items or in the period that the hedged transaction is deemed no longer likely to occur. For cash flow hedges, a formal assessment is made, both at the hedge’s inception and on an ongoing basis, to determine whether the derivatives that are designated as hedging instruments have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. To the extent the hedge is determined to be ineffective, the ineffective portion is immediately recognized in earnings. When available, quoted market prices or prices obtained through external sources are used to measure a derivative instrument’s fair value. The fair value of these instruments is a function of underlying forward commodity prices, related volatility, counterparty creditworthiness and duration of the contracts. Cash flows from derivatives are recognized in the Consolidated Statements of Cash Flows in a manner consistent with the underlying transactions. See Note 15 - Derivative Financial Instruments for further detail.
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
Foreign Currency Translation and Transactions
Assets and liabilities of the Company’s operations in Canada are translated into U.S. dollars at the period-end exchange rate, revenues and expenses of these operations are translated into U.S. dollars at the average exchange rate for the period, and cash flows of these operations are translated into U.S. dollars using the exchange rates in effect at the time of the cash flows. Translation adjustments are not included in determining net income (loss) for the period, but are recorded in accumulated other comprehensive income (loss), a separate component of SSI shareholders’ equity. Foreign currency transaction gains and losses are generated from the effects of exchange rate changes on transactions denominated in a currency other than the functional currency of the Company, which is the U.S. dollar. Gains and losses on foreign currency transactions are generally required to be recognized in the determination of net income (loss) for the period. The Company records these gains and losses in other income, net in the Statements of Operations. Net realized and unrealized foreign currency transaction gains (losses) were not material for each of the years ended August 31, 2013, 2012 and 2011.

57 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Redeemable Noncontrolling Interest
The Company issued common stock of one of its subsidiaries to the noncontrolling interest holder of that subsidiary that, prior to the Company’s purchase of that interest on March 8, 2013, had been redeemable both at the option of the holder and upon the occurrence of an event that was not solely within the Company’s control. Since redemption of the noncontrolling interest was outside of the Company’s control, this interest was presented on the Consolidated Balance Sheets in the mezzanine section under the caption redeemable noncontrolling interest. If the interest had been redeemed, the Company would have been required to purchase all of such interest at fair value on the date of redemption. Prior to its purchase by the Company on March 8, 2013, the redeemable noncontrolling interest was presented at the greater of its carrying amount (adjusted for the noncontrolling interest’s share of the allocation of income or loss of the subsidiary, dividends to and contributions from the noncontrolling interest) or its fair value as of each measurement date. Any adjustments to the carrying amount of the redeemable noncontrolling interest for changes in fair value prior to the Company’s purchase of the interest in March 2013 were recorded to retained earnings. See Note 13 – Redeemable Noncontrolling Interest for further detail.
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
Revenue Recognition
The Company recognizes revenue when it has a contract or purchase order from a customer with a fixed price, the title and risk of loss transfer to the buyer and collectibility is reasonably assured. Title for both metal and finished steel products transfers based on contract terms. A significant portion of the Company’s ferrous export sales of recycled metal are made with letters of credit, reducing credit risk. However, domestic recycled ferrous metal sales, nonferrous sales and sales of finished steel are generally made on open account. Nonferrous export sales typically require a deposit prior to shipment. All sales made on open account are evaluated for collectibility prior to revenue recognition. Additionally, the Company recognizes revenues on partially loaded shipments when detailed documents support revenue recognition based on transfer of title and risk of loss. The Company reports revenue net of the payments made to the supplier of scrap metal when the supplier, and not the Company, is responsible for fulfillment, including the acceptability of the products purchased by the customer. For APB, retail revenues are recognized when customers pay for parts, and wholesale product revenues are recognized when customer weight certificates are received following shipments. Historically, there have been very few sales returns and adjustments that impact the ultimate collection of revenues; therefore, no material provisions have been made when the sale is recognized. The Company presents taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue and are shown as a liability on the Consolidated Balance Sheets until remitted.
Freight Costs
The Company classifies shipping and handling costs billed to customers as revenue and the related costs incurred as a component of cost of goods sold.

58 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Net Income (Loss) per Share
Basic net income (loss) per share attributable to SSI is computed by dividing net income (loss) by the weighted average number of outstanding common shares during the periods presented including vested deferred stock units (“DSUs”) and restricted stock units (“RSUs”). Diluted net income (loss) per share attributable to SSI is computed by dividing net income (loss) by the weighted average number of common shares outstanding, assuming dilution. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of performance shares, DSU and RSU awards using the treasury stock method. Certain of the Company’s stock options, RSUs and performance share awards were excluded from the calculation of diluted net income (loss) per share because they were antidilutive; however, these options and awards could be dilutive in the future. Net income attributable to noncontrolling interests is deducted from the income (loss) from continuing operations to arrive at the net income (loss) from continuing operations attributable to SSI for purposes of calculating net income (loss) per share. See Note 19 – Net Income (Loss) Per Share for further detail.
Use of Estimates
The preparation of the Company’s Consolidated Financial Statements in accordance with generally accepted accounting principles in the U.S. of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and reported amounts of revenue and expenses during the reporting period. Examples include valuation of assets received in acquisitions; revenue recognition; the allowance for doubtful accounts; estimates of contingencies, including environmental liabilities; goodwill and intangible asset valuation; valuation of investments in joint venture partnerships; other asset valuation; inventory valuation; redeemable noncontrolling interest valuation; pension plan assumptions; and the assessment of the valuation of deferred income taxes and income tax contingencies. Actual results may differ from estimated amounts.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable and notes and other contractual receivables. The majority of cash and cash equivalents are maintained with two major financial institutions (Bank of America and Wells Fargo Bank, N.A.). Balances with these institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250,000 as of August 31, 2013. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, letters of credit or other collateral and monitoring procedures. The Company is exposed to a residual credit risk with respect to open letters of credit by virtue of the possibility of the failure of a bank providing a letter of credit. The Company had $94 million and $37 million of open letters of credit as of August 31, 2013 and 2012, respectively.

59 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Recent Accounting Pronouncements
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
In July 2012, an accounting standard update was issued that simplifies how an entity tests indefinite-lived intangible assets for impairment by allowing an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. The Company early-adopted this standard for the annual impairment test performed in the second quarter of fiscal 2013.The adoption of this standard did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.
In February 2013, an accounting standards update was issued that amends the reporting of amounts reclassified out of accumulated other comprehensive income. This standard does not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, the guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component, either on the face of the financial statement where net income is presented or in the notes to the financial statements. The standard is effective for the Company for fiscal 2014 and is to be applied prospectively. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.
Note 4 – Inventories, net
Inventories, net consisted of the following as of August 31 (in thousands):

	2013	2012
Processed and unprocessed scrap metal	$132,485	$152,930
Semi-finished goods (billets)	10,745	7,328
Finished goods	56,830	49,988
Supplies	35,989	36,746
Inventories, net	$236,049	$246,992

Note 5 – Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following as of August 31 (in thousands):

	2013	2012
Machinery and equipment	$696,776	$671,615
Land and improvements	251,793	231,925
Buildings and leasehold improvements	114,313	91,411
Office equipment	47,995	43,240
ERP systems	15,246	15,246
Construction in progress	36,292	46,476
Property, plant and equipment, gross	1,162,415	1,099,913
Less: accumulated depreciation	(597,989)	(535,728)
Property, plant and equipment, net	$564,426	$564,185

Depreciation expense for property, plant and equipment, which includes amortization of assets under capital leases, was $78 million, $77 million and $68 million for the years ended August 31, 2013, 2012 and 2011, respectively.
Note 6 – Business Combinations

60 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2013, the Company made the following acquisitions:

•
In December 2012, the Company acquired substantially all of the assets of Ralph’s Auto Supply (B.C.) Ltd., a used auto parts business with four stores in Richmond and Surrey, British Columbia, which expanded APB’s presence in Western Canada and is near MRB’s operations in Surrey, British Columbia.

•
In December 2012, the Company acquired substantially all of the assets of U-Pick-It, Inc., a used auto parts business with two stores in the Kansas City metropolitan area in Missouri and Kansas, which expanded APB’s presence in the Midwestern U.S.

•
In December 2012, the Company acquired all of the equity interests of Freetown Self Serve Used Auto Parts, LLC, Freetown Transfer Facility, LLC, Millis Used Auto Parts, Inc. and Millis Industries, Inc., which together operated a used auto parts and scrap metal recycling business with two stores in Massachusetts. This acquisition established a new APB presence in the Northeastern U.S. and expanded the nearby MRB operations.

•
In June 2013, the Company acquired substantially all of the assets of Bill’s Auto Parts, Inc. and Perkins Horseshoe Works, Inc., which operated a used auto parts business with one store in Rhode Island. This acquisition expanded APB’s presence in the Northeastern U.S. and is near MRB’s operations.

The aggregate consideration paid for these acquisitions was $26 million, which was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the date of acquisition. The excess of the aggregate consideration paid over the fair value of the identifiable net assets acquired of $20 million was recorded as goodwill, of which $18 million is expected to be deductible for tax purposes. Since the dates of acquisition, the acquired operations generated aggregate revenues from sales to third parties of $11 million and operating losses of $4 million through August 31, 2013, excluding the benefits realized from integrating the acquired businesses with our existing operations located in geographic proximity.

The acquisitions completed in fiscal 2013 were not material, individually or in the aggregate, to the Company’s financial position or results of operations. Pro forma operating results for the acquisitions are not presented, since the aggregate results would not be significantly different than reported results.

During fiscal 2012, the Company made the following acquisition:

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

61 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The aggregate consideration paid for these acquisitions of $316 million, comprising $294 million in cash and $22 million in non-cash consideration ($20 million in shares of a subsidiary and $2 million in contingent consideration which was subsequently paid in cash in the third quarter of fiscal 2012) was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the date of acquisition. The excess of the aggregate purchase price over the fair value of the identifiable net assets acquired of $253 million was recorded as goodwill, of which $245 million is expected to be deductible for tax purposes.
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
The following is a summary of the aggregate fair values of assets acquired and liabilities assumed for acquisitions completed during the year ended August 31, 2011 (in thousands):

Assets:	2011
Cash and cash equivalents	$285
Accounts receivable	5,490
Inventories	21,794
Prepaid expenses and other current assets	777
Deferred tax assets	2,499
Property, plant and equipment	58,811
Intangible assets	7,182
Other assets	16
Goodwill	253,336
Liabilities:
Short-term liabilities	(22,223)
Environmental liabilities	(9,083)
Long-term debt and capital lease obligations	(1,222)
Deferred tax liability - long-term	(1,646)
Net assets acquired(1)	$316,016
_____________________________

(1)	The acquisitions completed in fiscal 2013 and 2012 were not material, individually or in the aggregate, to the Company’s financial position or results of operations.

62 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value of intangible assets acquired with the acquisitions completed during the year ended August 31, 2011 (dollars in thousands):

	Weighted Average Life In Years	Acquisition Date Fair Value
Covenants not to compete	4.8	$6,062
Other intangible assets subject to amortization(1)	1.5	863
Indefinite-lived intangible assets(2)	Indefinite	257
Total	4.4	$7,182
_____________________________

(1)	Other intangible assets subject to amortization include supply contracts, permits and licenses and leasehold interests.

(2)	Indefinite-lived intangible assets include tradenames and real property options.
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
Note 7 – Goodwill and Other Intangible Assets, net
In the second quarter of fiscal 2013, the Company performed its annual goodwill impairment testing, proceeding directly to the two-step quantitative impairment test by comparing the fair value of each reporting unit with its carrying value, including goodwill. As a result of this test, the Company determined that the fair value of each reporting unit for which goodwill was allocated was in excess of its respective carrying value and, therefore, no goodwill impairment was identified.
In the fourth quarter of fiscal 2013, management identified the combination of the continued challenging market conditions, the constrained supply of raw materials, the Company’s recent financial performance and the lack of recovery of the Company’s market capitalization as a triggering event requiring an interim impairment test of goodwill allocated to its reporting units. The first step of the impairment test showed that the fair value of the MRB reporting unit was less than its carrying amount, indicating a potential impairment. Based on the second step of the impairment test, the Company concluded that the implied fair value of goodwill for the MRB reporting unit was less than its carrying amount, resulting in a partial impairment charge of MRB’s goodwill totaling $321 million.
The determination of fair value of the reporting units used to perform the first step of the impairment test requires judgment and involves significant estimates and assumptions about the expected future cash flows and the impact of market conditions on those assumptions. Due to the inherent uncertainty associated with forming these estimates, actual results could differ from those estimates. Future events and changing market conditions may impact the Company’s assumptions as to future revenue growth rates, pace and extent of operating margin and volume recovery, market-based WACC and other factors that may result in changes in the estimates of the Company’s reporting units’ fair value. Although management believes the assumptions used in testing the Company’s reporting units’ goodwill for impairment are reasonable, it is possible that market and economic conditions could deteriorate further or not improve as expected. Additional declines in or a lack of recovery in market conditions from current levels, a trend of weaker than anticipated Company financial performance including the pace and extent of operating margin and volume recovery, a further decline in the Company’s share price from current levels, or an increase in the market-based WACC, among other factors, could significantly impact the impairment analysis and may result in further goodwill impairment charges that, if incurred, could have a material adverse effect on the Company’s financial condition and results of operations.

63 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The gross changes in the carrying amount of goodwill by reporting segment for the years ended August 31, 2013 and 2012 were as follows (in thousands):

	MRB	APB	Total
Balance as of August 31, 2011	$464,646	$163,159	$627,805
Acquisitions	1,454	—	1,454
Purchase price adjustments	1,540	—	1,540
Purchase accounting adjustments	5,361	541	5,902
Foreign currency translation adjustment	(1,047)	(163)	(1,210)
Balance as of August 31, 2012	471,954	163,537	635,491
Acquisitions	1,744	17,634	19,378
Purchase accounting adjustments	135	614	749
Foreign currency translation adjustment	(5,620)	(1,734)	(7,354)
Goodwill impairment charges	(321,000)	—	(321,000)
Balance as of August 31, 2013	$147,213	$180,051	$327,264
Accumulated goodwill impairment charges were $321 million and zero as of August 31, 2013 and 2012.
The following table presents the Company’s intangible assets as of August 31 (in thousands):

	2013		2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Covenants not to compete	$20,183	$(10,796)	$25,041	$(13,231)
Supply contracts	2,264	(1,725)	5,274	(4,274)
Other intangible assets subject to amortization(1)	3,783	(1,618)	3,231	(1,518)
Indefinite-lived intangibles(2)	1,173	—	1,255	—
Total	$27,403	$(14,139)	$34,801	$(19,023)
_____________________________

(1)	Other intangible assets subject to amortization include tradenames, marketing agreements, employment agreements, leasehold interests, permits and licenses and real property options.

(2)	Indefinite-lived intangibles include tradenames, permits and licenses and real property options.

Total intangible asset amortization expense was $5 million for the years ended August 31, 2013 and 2012 and $7 million for the year ended August 31, 2011.
The estimated amortization expense, based on current intangible asset balances, during the next five fiscal years and thereafter is as follows (in thousands):

Years Ending August 31,	Estimated Amortization Expense
2014	$3,999
2015	2,386
2016	1,324
2017	762
2018	445
Thereafter	3,175
Total	$12,091

64 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Short-Term Borrowings
The Company has an unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. that expires on March 1, 2014. Interest rates are set by the bank at the time of borrowing. The interest rate on amounts outstanding under this credit line was 2.1% as of August 31, 2013. The Company had $9 million in borrowings outstanding under this credit line as of August 31, 2013, and no borrowings outstanding as of August 31, 2012. The credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio.
Note 9 – Long-Term Debt
Long-term debt consisted of the following as of August 31 (in thousands):

	2013	2012
Bank unsecured revolving credit facility, interest at LIBOR plus a spread	$359,971	$325,292
Tax-exempt economic development revenue bonds due January 2021, interest payable monthly at a variable rate (0.12% as of August 31, 2013), secured by a letter of credit	7,700	7,700
Capital lease obligations due through April 2031	5,666	2,320
Total long-term debt	373,337	335,312
Less current maturities	(674)	(683)
Long-term debt, net of current maturities	$372,663	$334,629
The Company’s credit facility, which provides for revolving loans of $670 million and C$30 million, matures in April 2017 pursuant to an unsecured committed bank credit agreement with Bank of America, N.A. as administrative agent, and other lenders party thereto. Interest rates on outstanding indebtedness under the agreement are based, at the Company’s option, on either the London Interbank Offered Rate (or the Canadian equivalent) plus a spread of between 1.25% and 2.25%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate, the federal funds rate plus 0.5% or the British Bankers Association LIBOR Rate plus 1.75%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.15% and 0.35% based on a pricing grid tied to the Company’s leverage ratio. The Company had borrowings outstanding under the credit facility of $360 million and $325 million as of August 31, 2013 and 2012, respectively. The weighted average interest rate on amounts outstanding under this facility was 1.98% and 2.06% as of August 31, 2013 and 2012, respectively. The credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio.
Principal payments on long-term debt and capital lease obligations during the next five fiscal years and thereafter are as follows (in thousands):

Years Ending August 31,	Long-Term Debt	Capital Lease Obligations	Total
2014	$—	$1,575	$1,575
2015	—	1,237	1,237
2016	—	1,096	1,096
2017	359,971	1,089	361,060
2018	—	845	845
Thereafter	7,700	4,415	12,115
Total	367,671	10,257	377,928
Amounts representing interest and executory costs	—	(4,591)	(4,591)
Total less interest	$367,671	$5,666	$373,337

The Company maintains stand-by letters of credit to provide for certain obligations including workers’ compensation and performance bonds. As of August 31, 2013 and 2012, the Company had $18 million outstanding under these arrangements.

65 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value as of August 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company and the type of measurement.

	As of August 31, 2013
(in thousands)	Assets (Liabilities) at Fair Value	Fair Value Measurement Level	Type of Measurement	Balance Sheet Classification
Assets:
Assets held for sale	$2,902	Level 3	Non-recurring	Prepaid expenses and other current assets
Investment in joint venture partnership	3,261	Level 3	Non-recurring	Investments in joint venture partnerships
Total assets	$6,163
Liabilities:
Contract termination costs	$(1,672)	Level 3	Non-recurring	Other accrued liabilities and Other long-term liabilities
Total liabilities	$(1,672)

There were no material assets and liabilities measured at fair value as of August 31, 2012.

Note 11 – Commitments and Contingencies
Commitments
The Company leases a portion of its capital equipment and certain of its facilities under leases that expire at various dates through fiscal 2047. Rent expense was $28 million for fiscal 2013 and 2012, respectively, and $25 million for fiscal 2011.
The table below sets forth the Company’s future minimum obligations under non-cancelable operating leases as of August 31, 2013 (in thousands):

Years ending August 31,	Operating Leases
2014	$21,101
2015	18,027
2016	12,076
2017	9,980
2018	7,138
Thereafter	36,281
Total	$104,603

Contingencies – Environmental
Changes in the Company’s environmental liabilities for the years ended August 31, 2013 and 2012 were as follows (in thousands):

Reporting Segment	Balance 8/31/2011	Liabilities Established (Released), Net(1)	Payments	Ending Balance 8/31/2012	Liabilities Established (Released), Net(1)	Payments	Ending Balance 8/31/2013	Short-Term	Long-Term
MRB	$25,655	$5,380	$(176)	$30,859	$(69)	$(270)	$30,520	$200	$30,320
APB	15,200	1,000	—	16,200	2,574	—	18,774	554	18,220
Corporate	—	—	—	—	500	—	500	—	500
Total	$40,855	$6,380	$(176)	$47,059	$3,005	$(270)	$49,794	$754	$49,040
_____________________________

(1)
During fiscal 2013 and 2012, the Company recorded $3 million and $8 million, respectively, in purchase accounting for environmental liabilities related to properties acquired or leased in connection with business combinations.

66 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Metals Recycling Business
As of August 31, 2013, MRB had environmental liabilities of $31 million for the potential remediation of locations where it has conducted business or has environmental liabilities from historical or recent activities.
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
On March 30, 2012, the LWG submitted to the EPA and made available on its website a draft feasibility study (“draft FS”) for the Site based on approximately ten years of work and $100 million in costs classified by the LWG as investigation related. The draft FS identifies ten possible remedial alternatives which range in estimated cost from approximately $170 million to $250 million (net present value) for the least costly alternative to approximately $1.08 billion to $1.76 billion (net present value) for the most costly and estimates a range of two to 28 years to implement the remedial work, depending on the selected alternative. The draft FS does not determine who is responsible for remediation costs, define the precise cleanup boundaries or select remedies. The draft FS is being reviewed and is likely to be subject to revisions, which could be significant, prior to its approval by the EPA. While the draft FS is an important step in the EPA’s development of a proposed plan for addressing the Site, a final decision on the nature and extent of the required remediation will occur only after the EPA has prepared a proposed plan for public review and issued a record of decision (“ROD”). Currently available information indicates that the EPA does not expect to issue its final ROD selecting a remedy for the Site until at least 2015. Responsibility for implementing and funding EPA’s selected remedy will be determined in a separate allocation process, which is currently underway.
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

67 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other MRB Sites
As of August 31, 2013, the Company had environmental liabilities related to various MRB sites other than Portland Harbor of $30 million. The liabilities relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues and were not individually material at any site.
Auto Parts Business
As of August 31, 2013, the Company had environmental liabilities related to various APB sites of $19 million. The liabilities relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues and were not individually material at any site.
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
SMB had no environmental liabilities as of August 31, 2013.
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
Note 12 - Restructuring Charges
In the fourth quarter of fiscal 2012, the Company undertook a number of restructuring initiatives designed to extract greater synergies from the significant acquisitions and technology investments made in recent years, achieve further integration between MRB and APB, and realign the Company’s organization to support its future growth and decrease operating expenses by streamlining functions and reducing organizational layers.

The Company incurred restructuring charges of $8 million and $5 million in fiscal 2013 and 2012, respectively. The remaining charges are expected to be incurred by the end of fiscal 2017. The vast majority of the restructuring charges require the Company to make cash payments.

The following illustrates the reconciliation of the restructuring liability by major type of costs for the years ended August 31, 2013 and 2012 (in thousands):

	Balance 8/31/2011	Charges	Payments and Other	Balance 8/31/2012	Charges	Payments and Other	Balance 8/31/2013	Total Charges to Date	Total Expected Charges
Severance costs	—	2,741	(264)	$2,477	$2,443	$(4,642)	$278	$5,184	$5,200
Contract termination costs	—	440	(26)	414	3,229	(616)	3,027	3,669	3,800
Other exit costs	—	1,831	(1,767)	64	2,234	(2,298)	—	4,065	4,100
Total	$—	$5,012	$(2,057)	$2,955	$7,906	$(7,556)	$3,305	$12,918	$13,100

68 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Restructuring charges by reporting segment were as follows (in thousands):

	Fiscal 2012 Charges	Fiscal 2013 Charges	Total Charges to Date	Total Expected Charges
Metals Recycling Business	$1,660	$2,748	$4,408	$4,500
Auto Parts Business	233	239	472	500
Corporate	3,119	4,919	8,038	8,100
Total	$5,012	$7,906	$12,918	$13,100
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

Following is a reconciliation of the changes in the redeemable noncontrolling interest for the years ended August 31 (in thousands):

	2013	2012
Balances - Beginning of period	$22,248	$19,053
Net loss attributable to noncontrolling interest	(903)	(1,163)
Currency translation adjustment	(1,030)	350
Capital contributions from noncontrolling interest holder	1,970	4,008
Adjustment to fair value	2,449	—
Purchase	(24,734)	—
Balances - End of period	$—	$22,248
Note 14 – Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, are as follows as of August 31 (in thousands):

	2013	2012
Foreign currency translation adjustment	$(6,423)	$3,658
Pension obligations, net	(2,817)	(6,106)
Net unrealized loss on cash flow hedges	(121)	(141)
Total accumulated other comprehensive loss	$(9,361)	$(2,589)

69 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Derivative Financial Instruments
Foreign Currency Exchange Rate Risk Management
To manage exposure to foreign exchange rate risk, the Company may enter into foreign currency forward contracts to stabilize the U.S. dollar amount of the transaction at settlement. When such contracts are not designated as hedging instruments for accounting purposes, the realized and unrealized gains and losses on settled and unsettled forward contracts measured at fair value are recognized as other income or expense in the Consolidated Statements of Operations.
The Company entered into forward contracts to mitigate exposure to exchange rate fluctuations on Euro-denominated fixed asset purchases, which were designated as qualifying cash flow hedges for accounting purposes. These foreign currency forward contracts are measured using forward exchange rates based on observable exchange rates quoted in an active market and are classified as Level 2 fair value measurements under the fair value hierarchy. In the first quarter of fiscal 2012, the Company determined that certain forecasted transactions were no longer probable, de-designated these contracts as hedges and subsequently terminated the contracts. The nominal amount and fair value of these contracts, the amounts reclassified from accumulated other comprehensive loss and the realized losses recorded in other income, net were not material to the Consolidated Financial Statements.
Natural gas price risk management
In order to minimize the volatility of its natural gas costs, SMB entered into a take-or-pay natural gas contract that obligated it to purchase a minimum of 2,000 MMBTUs per day through October 31, 2010, whether or not the amount was utilized. The contract expired on May 31, 2011. The contract met the definition of a derivative instrument and was carried at fair value determined using a forward price curve based on observable market price quotations at a major natural gas trading hub, under consideration of non- performance risk, which is considered a Level 2 fair value measurement under the fair value hierarchy. A portion of the natural gas contract equivalent to 20,000 MMBTU per month was designated as a cash flow hedge. All amounts recognized for the effective and ineffective portion of the hedge and for the undesignated portion of the natural gas contract were not material for fiscal 2011.
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
Defined Benefit Pension Plan and Supplemental Executive Retirement Benefit Plan
The Company maintains a qualified defined benefit pension plan for certain nonunion employees. Effective June 30, 2006, the Company froze this plan and ceased accruing further benefits. The Company reflects the funded status of the defined benefit pension plan as a net asset or liability in its Consolidated Balance Sheets. Changes in its funded status are recognized in comprehensive income (loss). Net periodic pension benefit cost was not material for the years ended August 31, 2013, 2012 and 2011. The fair value of the plan assets was $17 million as of August 31, 2013 and 2012, and the projected benefit obligation was $15 million and $18 million as of August 31, 2013 and 2012, respectively. The plan was fully funded with the plan assets exceeding the projected benefit obligation by $3 million as of August 31, 2013 and underfunded with the projected benefit obligation exceeding the plan assets by $1 million as of August 31, 2012. Plan assets were comprised of $17 million of Level 1 investments as of August 31, 2013 and $16 million of Level 1 investments and $1 million of Level 2 investments as of August 31, 2012. Level 1 investments are valued based on quoted market prices of identical securities in the principal market. Level 2 investments are valued at the net asset value of the fund which is provided by the fund’s manager and independent administrator. No contributions are expected to be made to the defined benefit pension plan in the future; however, changes in the discount rate or actual investment returns that are lower than the long-term expected return on plan assets could result in the need for the Company to make additional contributions. The assumed discount rate used to calculate the projected benefit obligations was 4.73% and 3.67% as of August

70 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

31, 2013 and 2012, respectively. The Company estimates future annual benefit payments to be between $1 million and $3 million per year.
The Company also has a nonqualified SERBP for certain executives. A restricted trust fund has been established with assets invested in life insurance policies that can be used for plan benefits, although the fund is subject to claims of the Company’s general creditors. The trust fund is included in other assets and the pension liability is included in other long-term liabilities in the Company’s Consolidated Balance Sheets. The trust fund is valued at $2 million as of August 31, 2013 and 2012. The trust fund assets’ gains and losses are included in other income, net in the Company’s Consolidated Statements of Operations. The benefit obligation and the unfunded amount were $3 million and $4 million as of August 31, 2013 and 2012, respectively. Net periodic cost under the SERBP was not material for the years ended August 31, 2013, 2012 and 2011.
Because the defined benefit pension plan and the SERBP are not material to the Consolidated Financial Statements, other disclosures required by U.S. GAAP have been omitted.
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
One of the multiemployer plans that the Company contributes to is the Steelworkers Western Independent Shops Pension Plan (“WISPP”, EIN 90-0169564, Plan No. 001) benefiting the union employees of SMB, which are covered by a collective bargaining agreement that will expire on March 31, 2016. The WISPP had a certified zone status, as required by the Pension Protection Act of 2006, of Red for the plan’s year-end at September 30, 2012 and 2011, respectively. The zone status is based on information the Company received from the plan’s administrator and is certified by the plan’s actuary. The WISPP is considered to be in the Red Zone because there was a projected deficiency in the funding standard account within one year. The WISPP did not utilize any extended amortization provisions in its calculation of zone status. As a result of being in Red Zone Status, the WISPP has adopted a rehabilitation plan which requires annual contribution rate increases of 6%. The rehabilitation plan was adopted by all contributing employers. The Company was not required to pay a surcharge to the WISPP. The Company contributed $3 million to the WISPP for the year ended August 31, 2013, and $2 million for each of the years ended August 31, 2012 and 2011. These contributions represented more than 5% of total contributions to the WISPP for each year.
In 2004, the Internal Revenue Service (“IRS”) approved a seven-year extension of the period over which the WISPP may amortize unfunded liabilities, conditioned upon maintenance of certain minimum funding levels. Based on the actuarial valuation for the WISPP as of October 1, 2012, the funded percentage (based on the ratio of the market value of assets to the accumulated benefits liability (present value of accrued benefits) using the valuation method prescribed by the IRS) was 72.3%, which is below the targeted funding ratio specified in the agreement with the IRS. As a result, the WISPP is in the process of seeking relief from the specified funding requirement from the IRS. If the WISPP cannot obtain relief, revocation by the IRS of the amortization extension retroactively to the 2002 plan year could occur and result in a material liability for the Company’s share of the resulting funding deficiency, the extent of which currently cannot be estimated.
Company contributions to all of the multiemployer plans were $4 million for the years ended August 31, 2013 and 2012, and $3 million for the year ended August 31, 2011.
Defined Contribution Plans
The Company has several defined contribution plans covering certain employees. Company contributions to the defined contribution plans totaled $2 million for the year ended August 31, 2013, and $3 million for the years ended August 31, 2012 and 2011.
Note 17 – Share-Based Compensation
The Company’s 1993 Stock Incentive Plan, as amended, (“the Plan”) was established for its employees, consultants and directors. There are 12.2 million shares of Class A common stock reserved for issuance under the Plan, of which 5.7 million are available for future grants as of August 31, 2013. Share-based compensation expense was $11 million, $9 million and $14 million for the

71 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

years ended August 31, 2013, 2012 and 2011, respectively. Tax benefits used for option exercises and vesting of restricted stock units were not material for all periods presented.
Restricted Stock Units
The Plan provides for the issuance of RSUs. The estimated fair value of the RSUs is based on the market closing price of the underlying Class A common stock on the date of grant. The compensation expense associated with RSUs is recognized over the respective requisite service period of the awards, net of estimated forfeitures.
During the years ended August 31, 2013, 2012 and 2011, the Compensation Committee granted 217,001 RSUs, 146,481 RSUs and 135,255 RSUs, respectively, to its key employees, officers and employee directors under the Plan. The RSUs have a five-year term and vest 20% per year commencing June 1 of the year after grant, except for an immaterial number of awards granted with different terms. The estimated fair value of the RSUs granted during the years ended August 31, 2013, 2012 and 2011 was $7 million, $6 million and $7 million, respectively.
A summary of the Company’s restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Fair Value(1)
Outstanding as of August 31, 2010	311	$53.55
Granted	135	$53.65
Vested	(94)	51.86	$57.63
Forfeited	(4)	52.42
Outstanding as of August 31, 2011	348	$54.06
Granted	146	$42.63
Vested	(148)	52.93	$28.43
Forfeited	(43)	51.47
Outstanding as of August 31, 2012	303	$49.46
Granted	217	$30.36
Vested	(174)	46.04	$24.69
Forfeited	(35)	40.02
Outstanding as of August 31, 2013	311	$39.11
_____________________________

(1)	Amounts represent the value of the Company’s Class A common stock on the date that the restricted stock units vested.

The Company recognized compensation expense associated with RSUs of $6 million for the year ended August 31, 2013 and $7 million for the years ended August 31, 2012 and 2011. As of August 31, 2013, total unrecognized compensation costs related to unvested RSUs amounted to $8 million, which is expected to be recognized over a weighted average period of 2.6 years.
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

72 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
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
Fiscal 2014 – 2015 Performance Share Awards
The Compensation Committee approved performance-based awards under the Plan with a grant date of August 13, 2013. The Compensation Committee established performance targets based on the Company’s EBITDA (weighted at 50%) and return on equity (weighted at 50%) for the two years of the performance period, with award payouts ranging from a threshold of 50% to a maximum of 200% for each portion of the awards.
A summary of the Company’s performance-based awards activity is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Fair Value(1)
Outstanding as of August 31, 2010	266	$47.95
Granted	115	$59.45
Vested	(90)	63.82	$52.13
Forfeited	(6)	53.35
Outstanding as of August 31, 2011	285	$47.48
Granted	278	$25.98
Vested	(54)	25.42	$43.90
Forfeited	(63)	36.53
Outstanding as of August 31, 2012	446	$38.33
Granted	267	$28.48
Vested	(98)	47.10	$28.51
Forfeited	(42)	35.21
Outstanding as of August 31, 2013	573	$32.47
_____________________________

(1)	Amounts represent the weighted average value of the Company’s Class A common stock on the date that the performance share awards vested.

Compensation expense associated with performance-based awards was calculated using management’s current estimate of the expected level of achievement of the performance targets under the Plan. Compensation expense for anticipated awards based on the Company’s financial performance was $3 million, $1 million and $6 million for the years ended August 31, 2013, 2012 and 2011, respectively. As of August 31, 2013, unrecognized compensation costs related to non-vested performance shares amounted to $7 million, which is expected to be recognized over a weighted average period of 1.5 years.
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

73 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company will issue Class A common stock to a director pursuant to vested DSUs in a lump sum in January of the first year after the director ceases to be a director of the Company, subject to the right of the director to elect an installment payment program under the DSU Plan.
DSUs granted during the years ended August 31, 2013, 2012 and 2011 were for a total of 29,167 shares, 18,202 shares and 17,459 shares, respectively. The compensation expense associated with DSUs and the total value of shares vested during each of the years ended August 31, 2013, 2012 and 2011, as well as the unrecognized compensation expense as of August 31, 2013, were not material.
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
The stock options granted during the year ended August 31, 2012 vest on the two-year anniversary of the grant date and have a contractual term of five years with an exercise price set at a 20% premium compared to the Company’s stock price on the date of grant. The estimated fair value of the granted options was $3 million, which was determined using the Black-Scholes Option Pricing Model with the following assumptions:

2012
Risk-free interest rate	0.48%
Expected dividend yield	2.59%
Expected term (in years)	3.75
Expected volatility	58.15%
Fair value of option	$9.29

No options were granted in fiscal 2013 and 2011.
A summary of the Company’s stock option activity and related information is as follows:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding as of August 31, 2010	338	$28.51	4.8	$5,324
Exercised	(19)	$28.70
Outstanding as of August 31, 2011	319	$28.50	3.9	$5,430
Granted	323	$34.75
Exercised	(25)	24.03
Canceled	(5)	34.59
Outstanding as of August 31, 2012	612	$31.94	3.9	$459
Exercised	(15)	$20.48
Canceled	(42)	34.39
Outstanding as of August 31, 2013	555	$32.07	3.1	47
_____________________________

(1)
Amounts represent the difference between the exercise price and the closing price of the Company’s stock on the last trading day of the corresponding fiscal year, multiplied by the number of in-the-money options.

74 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of August 31, 2013 the total number of unvested stock options was 307,855. The aggregate intrinsic value of stock options exercised, which was less than $1 million for the years ended August 31, 2013 and 2012, respectively, and $1 million for the year ended August 31, 2011, represents the difference between the exercise price and the value of the Company’s stock at the time of exercise. No stock options vested in the years ended August 31, 2013 and 2012, and the total fair value of stock options vested was immaterial for the year ended August 31, 2011. Compensation expense associated with stock options, the total proceeds received from option exercises and the tax benefits realized from options exercised were not material during each of the years ended August 31, 2013, 2012 and 2011. As of August 31, 2013, unrecognized compensation costs related to non-vested stock options amounted to $1 million, which is expected to be recognized over a weighted average period of one year.
Note 18 – Income Taxes
Income (loss) from continuing operations before income taxes was as follows for the years ended August 31 (in thousands):

	2013	2012	2011
United States	$(196,289)	$54,304	$171,329
Foreign	(141,160)	(11,348)	9,476
Total	$(337,449)	$42,956	$180,805
Income tax expense (benefit) from continuing operations consisted of the following for the years ended August 31 (in thousands):

	2013	2012	2011
Current:
Federal	$556	$5,267	$33,499
State	356	453	2,583
Foreign	764	(2)	82
Total current tax expense (benefit)	$1,676	$5,718	$36,164
Deferred:
Federal	$(58,194)	$13,166	$19,164
State	(264)	(2,748)	383
Foreign	(644)	(2,097)	1,457
Total deferred tax expense (benefit)	(59,102)	8,321	21,004
Total income tax expense (benefit)	$(57,426)	$14,039	$57,168

A reconciliation of the difference between the federal statutory rate and the Company’s effective tax rate for the years ended August 31 is as follows:

	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of credits	1.2	(5.7)	0.7
Foreign income taxed at different rates	(3.5)	4.2	(0.6)
Section 199 deduction	0.5	(0.3)	(1.0)
Non-deductible officers’ compensation	(0.1)	1.5	0.3
Noncontrolling interests	0.2	(2.2)	(1.0)
Research and development credits	0.2	(2.0)	(0.5)
Valuation allowance on deferred tax assets	(8.6)	—	—
Non-deductible goodwill	(7.1)	—	—
Foreign interest income	—	0.7	—
Other	(0.8)	1.5	(1.3)
Effective tax rate	17.0%	32.7%	31.6%

In fiscal 2013, the effective tax rate differed from the U.S. federal statutory rate of 35% primarily due to the recognition of a valuation allowance of $29 million on deferred tax assets mainly related to a foreign subsidiary, the impact of the non-deductible portion of the goodwill impairment charge and the impact of the foreign tax rate differential on operating losses recorded by our foreign subsidiaries. The deferred tax assets at the foreign subsidiary for which a valuation allowance was recorded were related primarily to deductible temporary differences created in fiscal 2013 by the impairment charge of goodwill and by net operating

75 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

losses at the subsidiary. The valuation allowance was recognized as a result of negative evidence, including recent losses at the subsidiary, outweighing the more subjective positive evidence, indicating that it is more likely than not that the associated tax benefit will not be realized. Realization of the foreign subsidiary’s deferred tax assets is dependent upon the Company generating a consistent trend of profitability to objectively forecast sufficient taxable income in the foreign tax jurisdiction in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses. Management believes that it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of valuation allowances, as of August 31, 2013.
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
Deferred tax assets and liabilities were comprised of the following as of August 31 (in thousands):

	2013	2012
Deferred tax assets:
Environmental liabilities	$12,390	$11,165
Employee benefit accruals	9,378	9,784
State income tax and other	2,478	5,384
Net operating loss carryforwards	11,758	5,699
State credit carryforwards	5,360	4,374
Inventory valuation methods	1,390	1,560
Amortizable goodwill and other intangibles	38,820	—
Valuation allowances	(29,696)	(795)
Total deferred tax assets	$51,878	$37,171
Deferred tax liabilities:
Amortizable goodwill and other intangibles	$—	$20,452
Accelerated depreciation and other basis differences	68,609	90,544
Prepaid expense acceleration	2,418	2,365
Foreign currency translation adjustment	30	1,987
Total deferred tax liabilities	71,057	115,348
Net deferred tax liability	$19,179	$78,177
As of August 31, 2013, foreign operating loss carryforwards were $48 million, which expire if not used between 2014 and 2033. State credit carryforwards will expire if not used between 2014 and 2025.
Accounting for Uncertainty in Income Taxes
The following table summarizes the activity related to the Company’s reserve for unrecognized tax benefits, excluding interest and penalties, for the years ended August 31 (in thousands):

	2013	2012	2011
Unrecognized tax benefits, as of the beginning of the year	$491	$303	$1,631
Reductions for tax positions of prior years	(31)	(143)	(75)
Settlements with tax authorities	—	—	(875)
Additions for tax positions of the current year	66	331	160
Reductions for lapse of statutes	—	—	(538)
Unrecognized tax benefits, as of the end of the year	$526	$491	$303

76 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company does not anticipate any material changes to the reserve in the next 12 months.
The recognized amounts of tax-related penalties and interest were not material for all periods presented.
The Company files federal and state income tax returns in the U.S. and foreign tax returns in Puerto Rico and Canada. The federal statute of limitations has expired for fiscal 2009 and prior years. Canadian and multiple state tax authorities are currently examining the Company’s income tax returns for fiscal years 2005 to 2012.
Note 19 – Net Income (Loss) Per Share
The following table sets forth the information used to compute basic and diluted net income (loss) per share attributable to SSI for the years ended August 31 (in thousands):

	2013	2012	2011
Income (loss) from continuing operations	$(280,023)	$28,917	$123,637
Net income attributable to noncontrolling interests	(1,419)	(1,513)	(5,181)
Income (loss) from continuing operations attributable to SSI	(281,442)	27,404	118,456
Loss from discontinued operations, net of tax	—	—	(101)
Net income (loss) attributable to SSI	$(281,442)	$27,404	$118,355
Computation of shares:
Weighted average common shares outstanding, basic	26,656	27,317	27,649
Incremental common shares attributable to dilutive stock options, performance share awards, DSUs and RSUs	—	236	310
Weighted average common shares outstanding, diluted	26,656	27,553	27,959

Common stock equivalent shares of 957,235, 69,081 and 39,820 were considered antidilutive and were excluded from the calculation of diluted net income (loss) per share for the years ended August 31, 2013, 2012 and 2011, respectively.
Note 20 – Related Party Transactions
The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $26 million, $41 million and $48 million for the years ended August 31, 2013, 2012 and 2011, respectively. Advances to (payments from) these joint ventures were $2 million, less than $1 million and $(2) million for the years ended August 31, 2013, 2012 and 2011, respectively. The Company owed $3 million and $2 million to joint ventures as of August 31, 2013 and 2012, respectively. Amounts receivable from joint venture partners were $1 million as of August 31, 2013 and 2012.
In November 2010, the Company and a joint venture partner entered into a series of agreements to facilitate the expansion of their joint venture operations in order to increase the flow of scrap into MRB yards. In order to fund this growth, the Company and its joint venture partner each contributed an additional $2 million in equity to the joint venture.
In connection with the acquisition of the metals recycling business assets of Amix Salvage and Sales Ltd. in March 2011, the Company entered into a series of agreements to obtain barging and other services and lease property with entities owned by the minority shareholder of the Company’s subsidiary that operates its MRB facilities in Vancouver, British Columbia and Alberta, Canada. On March 8, 2013, the Company purchased the noncontrolling interest in that subsidiary and, as a result, those entities under common ownership of the former minority shareholder ceased to be related parties of the Company. Prior to its purchase of the noncontrolling interest, the Company paid $5 million, $9 million and $3 million primarily for barging services under these

77 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

agreements for the years ended August 31, 2013, 2012 and 2011, respectively. Amounts payable to entities affiliated with the minority shareholder were less than $1 million as of August 31, 2012.
In connection with the acquisition of a metals recycling business in fiscal 2011, the Company entered into an agreement with the selling parties, one of which is an employee of the Company, whereby the selling parties agreed to indemnify the Company for property improvements in excess of a contractually defined threshold on property owned by the selling parties and leased to the Company. The Company recognized an amount receivable of $1 million as of August 31, 2012 under the agreement, for which payment was received in the first quarter of fiscal 2013.
Thomas D. Klauer, Jr., President of the Company’s Auto Parts Business, is the sole shareholder of a corporation that is the 25% minority partner in a partnership in which the Company is the 75% partner and which operates five self-service stores in Northern California. Mr. Klauer’s 25% share of the profits of this partnership totaled $1 million for the year ended August 31, 2013 and $2 million for each of the years ended August 31, 2012 and 2011. The partnership leases properties from entities in which Mr. Klauer has ownership interests under agreements that expire in March 2016 with options to renew the leases, upon expiration, for multiple periods. The rent paid by the partnership to the entities in which Mr. Klauer has ownership interests was $1 million in each of the years ended August 31, 2013, 2012 and 2011.
Certain members of the Schnitzer family own significant interests in, or are related to owners of, MMGL Corp (“MMGL”, formerly known as Schnitzer Investment Corp.), which is engaged in the real estate business and was a subsidiary of the Company prior to 1989. MMGL is considered a related party for financial reporting purposes. The Company and MMGL are both potentially responsible parties with respect to Portland Harbor, which has been designated as a Superfund site since December 2000. The Company and MMGL have worked together in response to Portland Harbor matters, and the Company has paid all of the legal and consulting fees for the joint defense, in part due to its environmental indemnity obligation to MMGL with respect to the Portland scrap metal operations property. The Company and MMGL have agreed to an equitable cost sharing arrangement with respect to defense costs under which MMGL will pay 50% of the legal and consulting costs, net of insurance recoveries. The amounts receivable from (payable to) MMGL vary from period-to-period because of the timing of incurring legal and consulting fees, payments for cost reimbursements and insurance recoveries. Amounts receivable from MMGL under this agreement were less than $1 million as of August 31, 2013 and 2012.
William Furman, a director of the Company, is the Chairman and Chief Executive Officer of The Greenbrier Companies (with its subsidiaries, “Greenbrier”). During the year ended August 31, 2011, the Company engaged in a series of transactions with Greenbrier in which the Company sold as well as purchased goods on an arm’s length’s basis. During the year ended August 31, 2011, the Company sold goods to Greenbrier in the amount of less than $1 million. Purchases of goods from Greenbrier were less than $1 million during the year ended August 31, 2011.
Note 21 – Segment Information
The accounting standards for reporting information about operating segments define an operating segment as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses for which discrete financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company is organized by line of business. While the Chief Executive Officer evaluates results in a number of different ways, the line of business management structure is the primary basis for which the allocation of resources and financial results are assessed. Under the aforementioned criteria, the Company operates in three operating and reporting segments: metal purchasing, processing, recycling and selling (MRB), used auto parts (APB) and mini-mill steel manufacturing (SMB). Additionally, the Company is a noncontrolling partner in joint ventures, which are either in the metals recycling business or are suppliers of unprocessed metal.
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

78 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision maker for the purpose of corporate management. The Company uses segment operating income (loss) to measure segment performance. The Company does not allocate corporate interest income and expense, income taxes, other income and expenses related to corporate activity or corporate expense for management and administrative services that benefit all three segments. In addition, the Company does not allocate restructuring charges to the segment operating income (loss) because management does not include this information in its measurement of the performance of the operating segments. Because of this unallocated income and expense, the operating income (loss) of each reporting segment does not reflect the operating income (loss) the reporting segment would report as a stand-alone business. All amounts presented exclude the results of operations of the Company’s discontinued full-service used auto parts operation.
The following is a summary of the Company’s total assets as of August 31 (in thousands):

	2013	2012
Total assets:
Metals Recycling Business(1)	$1,316,202	$1,696,296
Auto Parts Business	359,977	329,327
Steel Manufacturing Business	330,282	322,398
Total segment assets	2,006,461	2,348,021
Corporate and eliminations	(600,949)	(584,448)
Total assets	$1,405,512	$1,763,573
Property, plant and equipment, net (2)	$564,426	$564,185
_____________________________

(1)	MRB total assets include $15 million and $17 million as of August 31, 2013 and 2012, respectively, for investments in joint venture partnerships.

(2)	Property, plant and equipment, net includes $85 million and $67 million as of August 31, 2013 and 2012, respectively, at our Canadian locations.

79 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The table below illustrates the Company’s results by reporting segment for the years ended August 31 (in thousands):

	2013	2012	2011
Metals Recycling Business:
Revenues	$2,210,484	$2,948,707	$3,070,004
Less: Intersegment revenues	(178,341)	(183,906)	(169,331)
MRB external customer revenues	2,032,143	2,764,801	2,900,673
Auto Parts Business:
Revenues	313,306	316,884	319,833
Less: Intersegment revenues	(75,992)	(73,974)	(78,795)
APB external customer revenues	237,314	242,910	241,038
Steel Manufacturing Business:
Revenues	352,454	333,227	317,483
Total revenues	$2,621,911	$3,340,938	$3,459,194
Depreciation and amortization:
Metals Recycling Business	$58,964	$57,855	$49,773
Auto Parts Business	11,793	10,920	10,131
Steel Manufacturing Business	9,072	9,436	10,782
Segment depreciation and amortization	79,829	78,211	70,686
Corporate	3,241	4,045	4,180
Total depreciation and amortization	$83,070	$82,256	$74,866
Capital expenditures:
Metals Recycling Business	$61,930	$60,212	$88,917
Auto Parts Business	12,769	7,525	7,099
Steel Manufacturing Business	7,582	5,556	3,328
Segment capital expenditures	82,281	73,293	99,344
Corporate	8,100	5,267	5,620
Total capital expenditures	$90,381	$78,560	$104,964
Reconciliation of the Company’s segment operating income (loss) to income (loss) from continuing operations before income taxes:
Metals Recycling Business(1)	$(311,549)	$63,872	$164,646
Auto Parts Business	24,539	33,304	64,027
Steel Manufacturing Business	6,541	(2,081)	2,562
Segment operating income (loss)	(280,469)	95,095	231,235
Restructuring charges	(7,906)	(5,012)	—
Corporate and eliminations	(39,414)	(36,415)	(45,271)
Operating income (loss)	(327,789)	53,668	185,964
Interest expense	(9,743)	(11,880)	(8,436)
Other income, net	83	1,168	3,277
Income (loss) from continuing operations before income taxes	$(337,449)	$42,956	$180,805
_____________________________

(1)
MRB operating income (loss) includes $1 million, $2 million and $5 million in income from joint ventures accounted for by the equity method in fiscal 2013, 2012 and 2011, respectively. The MRB operating loss for fiscal 2013 also includes a goodwill impairment charge of $321 million and other asset impairment charges of $13 million.

80 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following revenues from external customers are presented based on the sales destination and by major product for the years ended August 31 (in thousands):

	2013	2012	2011
Revenues based on sales destination:
Foreign	$1,657,736	$2,284,152	$2,471,737
Domestic	964,175	1,056,786	987,457
Total revenues from external customers	$2,621,911	$3,340,938	$3,459,194

Major product information:
Ferrous scrap metal	$1,500,115	$2,117,055	$2,259,229
Nonferrous scrap metal and other	532,028	647,746	641,444
Auto parts	237,314	242,910	241,038
Finished steel products	346,982	332,719	317,338
Semi-finished steel products	5,472	508	145
Total revenues from external customers	$2,621,911	$3,340,938	$3,459,194

In fiscal 2013, 2012 and 2011, there were no external customers that accounted for more than 10% of the Company’s consolidated revenues. Sales to customers in foreign countries are a significant part of the Company’s business. The schedule below identifies those foreign countries in which the Company’s sales exceeded 10% of consolidated revenues in any of the last three years ended August 31 (in thousands):

	2013	% of Revenue	2012	% of Revenue	2011	% of Revenue
China	$562,558	21.5%	$719,979	22.0%	$884,744	25.6%
Turkey	341,418	13.0%	435,558	13.0%	N/A	N/A
South Korea	N/A	N/A	$397,525	12.0%	N/A	N/A
_____________________________

(1)	N/A - sales were less than the 10% threshold and as such disclosure is not applicable.

81 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Quarterly Financial Data (Unaudited)
In the opinion of management, this unaudited quarterly financial summary includes all adjustments necessary to present fairly the results for the periods represented (in thousands, except per share amounts):

	Fiscal 2013
	First	Second	Third	Fourth
Revenues	$592,820	$662,210	$710,295	$656,586
Operating income (loss)	$1,213	$11,390	$7,187	$(347,579)
Net income (loss) attributable to SSI	$(1,671)	$8,643	$820	$(289,234)
Basic net income (loss) per share attributable to SSI	$(0.06)	$0.32	$0.03	$(10.82)
Diluted net income (loss) per share attributable to SSI	$(0.06)	$0.32	$0.03	$(10.82)
	Fiscal 2012
	First	Second	Third	Fourth
Revenues	$812,176	$886,612	$879,865	$762,285
Operating income (loss)	$14,970	$17,987	$22,078	$(1,367)
Net income (loss) attributable to SSI	$7,018	$9,630	$11,241	$(485)
Basic net income (loss) per share attributable to SSI	$0.26	$0.35	$0.41	$(0.02)
Diluted net income (loss) per share attributable to SSI	$0.25	$0.35	$0.40	$(0.02)
In the fourth quarter of fiscal 2013, the Company recorded a goodwill impairment charge of $321 million, other asset impairment charges of $13 million, restructuring charges of $3 million and a valuation allowance on deferred tax assets of $29 million. See Note 2 - Summary of Significant Accounting Policies, Note 7 - Goodwill and Other Intangible Assets, net and Note 18 – Income Taxes for further detail.
During the fourth quarter of fiscal 2012, the Company approved certain restructuring initiatives aimed at reducing operating costs, which resulted in the recognition of restructuring charges. The aggregate effect of restructuring charges recorded during the fourth quarter of fiscal 2012 was a reduction of operating income by $5 million.

82 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Schedule II – Valuation and Qualifying Accounts
For the Years Ended August 31, 2013, 2012 and 2011
(In thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Charges to cost and expenses	Deductions	Balance at end of period
Fiscal 2013
Allowance for doubtful accounts	$4,459	$584	$(2,053)	$2,990
Allowance for notes and other contractual receivables	$—	$7,803	$—	$7,803
Deferred tax valuation allowance	$794	$28,902	$—	$29,696
Fiscal 2012
Allowance for doubtful accounts	$6,148	$688	$(2,377)	$4,459
Deferred tax valuation allowance	$589	$218	$(13)	$794
Fiscal 2011
Allowance for doubtful accounts	$6,209	$334	$(395)	$6,148
Deferred tax valuation allowance	$855	$189	$(455)	$589

83 / Schnitzer Steel Industries, Inc. Form 10-K 2013

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2013, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
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
ITEM 9B. OTHER INFORMATION
None.

84 / Schnitzer Steel Industries, Inc. Form 10-K 2013

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by Item 401 of Regulation S-K regarding directors, and information required by Items 405, 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K, will be included under “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders and is incorporated herein by reference.
Executive Officers of the Registrant

Name	Age	Office
Tamara L. Lundgren	56	President and Chief Executive Officer
Richard D. Peach	50	Senior Vice President and Chief Financial Officer
Michael Henderson	54	Senior Vice President and President, Metals Recycling Business
Thomas D. Klauer, Jr.	59	Senior Vice President and President, Auto Parts Business
Jeffrey Dyck	50	Senior Vice President and President, Steel Manufacturing Business
Richard C. Josephson	65	Senior Vice President, General Counsel and Secretary
Belinda Gaye Hyde	42	Senior Vice President and Chief Human Resources Officer
David J. Mendez	46	Vice President, Corporate Controller and Principal Accounting Officer

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
Michael Henderson joined Schnitzer in April 2012 as Chief Operating Officer of the Metals Recycling Business and became President of the Metals Recycling Business in August 2013. Prior to joining Schnitzer, he was Eastern Region President for Sims Metal Management where he was responsible for 26 facilities, including four shredders and five port locations. He began his career with Naparano Iron & Metal and has more than 30 years in the scrap industry, including expertise in both the ferrous and nonferrous sides of the business.
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

85 / Schnitzer Steel Industries, Inc. Form 10-K 2013

David J. Mendez joined us in March 2008 as CFO of the Metals Recycling Business. He was elected Vice President in January 2009 and became Divisional CFO MRB/APB in May 2009 and VP & CFO - Divisional Operations in November 2009 and was appointed Vice President, Corporate Controller, Principal Accounting Officer in August 2012. Mr. Mendez was Senior Vice President, Chief Financial Officer and a Director of PacifiCorp, a Western US energy utility, from 2006 to 2008. Mr. Mendez is licensed as a Certified Public Accountant in the State of California and previously worked for PricewaterhouseCoopers.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K will be included under “Compensation of Executive Officers,” “Compensation Discussion and Analysis”, “Director Compensation”, “Corporate Governance – Assessment of Compensation Risk” and “Compensation Committee Report” in the Company’s Proxy Statement to be filed for its 2014 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management, as required by Item 403 of Regulation S-K, will be included under “Voting Securities and Principal Shareholders” in the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to securities authorized for issuance under equity compensation plans, as required by Item 201(d) of Regulation S-K, will be included under “Compensation Plan Information” in the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K will be included under “Certain Transactions” and “Corporate Governance – Director Independence” in the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding the Company’s principal accountant fees and services required by Item 9(e) of Schedule 14A will be included under “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

86 / Schnitzer Steel Industries, Inc. Form 10-K 2013

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1	The following financial statements are filed as part of this report:

The Report of Independent Registered Public Accounting Firm, the Company’s Consolidated Financial Statements, the Notes thereto and the quarterly financial data (unaudited) are on pages 46 through 82 of this report.

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

3.2	Restated Bylaws of the Registrant. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 15, 2013, and incorporated herein by reference.

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

4.7
Second Amendment, dated as of October 28, 2013, to Second Amended and Restated Credit Agreement, dated as of February 9, 2011, among Schnitzer Steel Industries, Inc., as US Borrower, and Schnitzer Steel Canada Ltd., as Canadian Borrower, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto.

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

87 / Schnitzer Steel Industries, Inc. Form 10-K 2013

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

*10.18
Form of Change in Control Severance Agreement between the Registrant and executive officers other than Tamara L. Lundgren and used for agreements entered into prior to 2011. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2008, and incorporated herein by reference.

*10.19	Form of Change in Control Severance Agreement between the Registrant and executive officers and used for agreements entered into after 2010.

*10.20
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

88 / Schnitzer Steel Industries, Inc. Form 10-K 2013

*10.23
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

*10.28
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

*10.30
Form of Restricted Stock Unit Award Agreement used for award to chief executive officer on August 30, 2012 under the 1993 Stock Incentive Plan. Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 31, 2012, and incorporated herein by reference.

*10.31
Employment Agreement by and between the Registrant and Patrick L. Christopher dated March 13, 2012. Filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on October 25, 2012 and incorporated herein by reference.

*10.32
Employment Agreement, dated September 13, 2005, between Donald Hamaker and the Registrant. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 19, 2005, and incorporated herein by reference.

*10.33
Severance, Consultation and Non-Competition Agreement, dated as of February 4, 2012, between Donald W. Hamaker and the Registrant. Filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on October 25, 2012 and incorporated herein by reference.

*10.34
Form of Restricted Stock Unit Award Agreement under the 1993 Stock Incentive Plan used for awards granted in fiscal 2013. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2012 and incorporated herein by reference.

*10.35
Form of Long-Term Incentive Award Agreement under the 1993 Stock Incentive Plan used for awards granted in fiscal 2012. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2012 and incorporated herein by reference.

*10.36	Form of Long-Term Incentive Award Agreement under the 1993 Stock Incentive Plan used for awards granted in fiscal 2013.

*10.37
Severance Agreement with Covenants, dated August 27, 2013 between Patrick L. Christopher and the Registrant. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on August 28, 2013, and incorporated herein by reference.

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

89 / Schnitzer Steel Industries, Inc. Form 10-K 2013

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

101
The following financial information from Schnitzer Steel Industries, Inc.’s Annual Report on Form 10-K for the years ended August 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended August 31, 2013, 2012 and 2011, (ii) Consolidated Balance Sheets as of August 31, 2013, and August 31, 2012, (iii) Consolidated Statements of Other Comprehensive Loss (iv)Consolidated Statements of Cash Flows for the years ended August 31, 2013, 2012 and 2011, and (v) the Notes to Consolidated Financial Statements.

*Management contract or compensatory plan or arrangement.
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

90 / Schnitzer Steel Industries, Inc. Form 10-K 2013

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
Dated: October 29, 2013	By:	/s/ RICHARD D. PEACH
Richard D. Peach
Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on October 29, 2013 in the capacities indicated.

Signature	Title

Principal Executive Officer:

/s/ TAMARA L. LUNDGREN	President and Chief Executive Officer
Tamara L. Lundgren

Principal Financial Officer:

/s/ RICHARD D. PEACH	Senior Vice President and Chief Financial Officer
Richard D. Peach

Principal Accounting Officer:

/s/ DAVID J. MENDEZ	Vice President, Corporate Controller and Principal Accounting Officer
David J. Mendez

Directors: *DAVID J. ANDERSON	Director

David J. Anderson

*JOHN D. CARTER	Director
John D. Carter

*WILLIAM A. FURMAN	Director
William A. Furman

*JUDITH A. JOHANSEN	Director
Judith A. Johansen

*WAYLAND R. HICKS	Director
Wayland R. Hicks

91 / Schnitzer Steel Industries, Inc. Form 10-K 2013

Signature	Title

*WILLIAM D. LARSSON	Director
William D. Larsson

*DAVID JAHNKE	Director
David Jahnke

*KENNETH M. NOVACK	Director
Kenneth M. Novack

*By:	/s/ RICHARD D. PEACH
Attorney-in-fact, Richard D. Peach

92 / Schnitzer Steel Industries, Inc. Form 10-K 2013