Form 10-Q
period 2013-11-30
SCHNITZER STEEL INDUSTRIES INC
filed 2014-01-08
CIK 912603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended November 30, 2013
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
Yes  ☐    No  ☒
The Registrant had 26,305,256 shares of Class A common stock, par value of $1.00 per share, and 305,900 shares of Class B common stock, par value of $1.00 per share, outstanding as of January 3, 2014.

SCHNITZER STEEL INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	November 30, 2013	August 31, 2013
Assets
Current assets:
Cash and cash equivalents	$29,934	$13,481
Accounts receivable, net of allowance for doubtful accounts of $3,094 and $2,990	125,975	188,270
Inventories, net	280,100	236,049
Deferred income taxes	3,749	3,750
Refundable income taxes	5,073	3,521
Prepaid expenses and other current assets	21,076	22,159
Total current assets	465,907	467,230
Property, plant and equipment, net of accumulated depreciation of $615,464 and $597,989	554,010	564,426
Investments in joint venture partnerships	14,530	14,808
Goodwill	327,215	327,264
Intangibles, net of accumulated amortization of $15,215 and $14,139	12,233	13,264
Other assets	18,224	18,520
Total assets	$1,392,119	$1,405,512
Liabilities and Equity
Current liabilities:
Short-term borrowings	$613	$9,174
Accounts payable	85,851	96,348
Accrued payroll and related liabilities	19,784	24,002
Environmental liabilities	943	754
Accrued income taxes	—	388
Other accrued liabilities	33,108	35,468
Total current liabilities	140,299	166,134
Deferred income taxes	22,953	22,929
Long-term debt, net of current maturities	393,426	372,663
Environmental liabilities, net of current portion	48,804	49,040
Other long-term liabilities	14,366	13,547
Total liabilities	619,848	624,313
Commitments and contingencies (Note 5)
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 26,293 and 26,171 shares issued and outstanding	26,293	26,171
Class B common stock – 25,000 shares $1.00 par value authorized, 306 and 393 shares issued and outstanding	306	393
Additional paid-in capital	10,103	7,476
Retained earnings	740,649	751,879
Accumulated other comprehensive loss	(10,087)	(9,361)
Total SSI shareholders’ equity	767,264	776,558
Noncontrolling interests	5,007	4,641
Total equity	772,271	781,199
Total liabilities and equity	$1,392,119	$1,405,512
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended November 30,
	2013	2012
Revenues	$587,745	$592,820
Operating expense:
Cost of goods sold	542,417	541,884
Selling, general and administrative	47,550	47,995
(Income) loss from joint ventures	(409)	135
Restructuring charges	1,812	1,593
Operating income (loss)	(3,625)	1,213
Interest expense	(2,702)	(2,017)
Other income, net	176	321
Loss before income taxes	(6,151)	(483)
Income tax benefit (expense)	784	(960)
Net loss	(5,367)	(1,443)
Net income attributable to noncontrolling interests	(861)	(228)
Net loss attributable to SSI	$(6,228)	$(1,671)

Net loss per share attributable to SSI - basic	$(0.23)	$(0.06)
Net loss per share attributable to SSI - diluted	$(0.23)	$(0.06)
Weighted average number of common shares:
Basic	26,755	26,567
Diluted	26,755	26,567
Dividends declared per common share	$0.188	$0.188
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended November 30,
	2013	2012
Net loss	$(5,367)	$(1,443)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments(1)	(891)	(1,258)
Cash flow hedges, net(2)	121	17
Pension obligations, net(3)	44	375
Total other comprehensive loss, net of tax	(726)	(866)
Comprehensive loss	(6,093)	(2,309)
Less amounts attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	(861)	(228)
Foreign currency translation adjustment attributable to redeemable noncontrolling interest	—	(174)
Total amounts attributable to noncontrolling interests	(861)	(402)
Comprehensive loss attributable to SSI	$(6,954)	$(2,711)
_____________________________

(1)	Net of tax benefit of zero and $91 thousand for each respective period.

(2)	Net of tax (benefit) expense of $(23) thousand and $24 thousand for each respective period.

(3)	Net of tax expense of $25 thousand and $216 thousand for each respective period.

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended November 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(5,367)	$(1,443)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	21,019	20,899
Deferred income taxes	(317)	2,261
Undistributed equity in earnings of joint ventures	(409)	(40)
Share-based compensation expense	3,868	4,210
Excess tax benefit from share-based payment arrangements	(20)	—
(Gain) loss on disposal of assets	(304)	226
Unrealized foreign exchange loss, net	342	46
Bad debt expense (recoveries), net	856	(1,573)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	57,375	(20,010)
Inventories	(39,083)	(50,776)
Income taxes	(1,949)	903
Prepaid expenses and other current assets	(181)	1,173
Intangibles and other long-term assets	90	298
Accounts payable	(4,404)	(10,429)
Accrued payroll and related liabilities	(4,284)	(1,950)
Other accrued liabilities	(1,730)	(3,687)
Environmental liabilities	(306)	(74)
Other long-term liabilities	2	(303)
Distributed equity in earnings of joint ventures	645	735
Net cash provided by (used in) operating activities	25,843	(59,534)
Cash flows from investing activities:
Capital expenditures	(14,380)	(26,675)
Joint venture receipts (payments), net	(63)	222
Proceeds from sale of assets	673	532
Acquisitions, net of cash acquired	(2,147)	—
Net cash used in investing activities	(15,917)	(25,921)
Cash flows from financing activities:
Proceeds from line of credit	147,500	135,500
Repayment of line of credit	(156,000)	(127,000)
Borrowings from long-term debt	119,269	72,742
Repayment of long-term debt	(98,472)	(61,449)
Taxes paid related to net share settlement of share-based payment arrangements	(628)	(1,104)
Excess tax benefit from share-based payment arrangements	20	—
Stock options exercised	11	—
Contributions from noncontrolling interest	—	1,970
Distributions to noncontrolling interest	(495)	(375)
Dividends paid	(4,990)	—
Net cash provided by financing activities	6,215	20,284
Effect of exchange rate changes on cash	312	(288)
Net increase (decrease) in cash and cash equivalents	16,453	(65,459)
Cash and cash equivalents as of beginning of period	13,481	89,863
Cash and cash equivalents as of end of period	$29,934	$24,404

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements of Schnitzer Steel Industries, Inc. (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all normal, recurring adjustments considered necessary for a fair statement have been included. Management suggests that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2013. The results for the three months ended November 30, 2013 and 2012 are not necessarily indicative of the results of operations for the entire year.
Revision of Previously Issued Financial Statements
In the first quarter of fiscal 2014, an error was identified in the classification of the cash outflow of $24.7 million for the purchase of a noncontrolling interest in a subsidiary as a use of cash in investing activities that, under generally accepted accounting principles, should have been reflected as a use of cash in financing activities in the Company’s consolidated statements of cash flows included in the previously reported financial statements for the nine months ended May 31, 2013 included in the Quarterly Report on Form 10-Q and for the year ended August 31, 2013 included in the 2013 Annual Report on Form 10-K.
The Company assessed the materiality of this classification error under the guidance in ASC 250-10 relating to SEC’s Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and concluded that the previously issued financial statements for the nine months ended May 31, 2013 and the year ended August 31, 2013 were not materially misstated. The Company also evaluated the impact of correcting the error through an adjustment to its financial statements and concluded, based on the guidance within ASC 250-10 relating to SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to revise its previously issued financial statements to reflect the impact of the correction of the classification error. The consolidated statement of cash flows for the year ended August 31, 2013 and for the nine months ended May 31, 2013 will be revised in the Company’s 2014 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the third quarter of fiscal 2014, respectively, to correct the classification error.
The revision had no impact on the Company’s consolidated balance sheets, consolidated results of operations, earnings (loss) per share and net cash provided by operating activities in the consolidated statements of cash flows.
The effect of the revision on the line items within the Company’s consolidated statement of cash flows for the nine months ended May 31, 2013 and the year ended August 31, 2013 is as follows (in thousands):

	Nine Months Ended May 31, 2013			Year Ended August 31, 2013
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Investing Activities
Purchase of noncontrolling interest	$(24,734)	$24,734	$—	$(24,734)	$24,734	$—
Net cash used in investing activities	(115,089)	24,734	(90,355)	(137,184)	24,734	(112,450)

Financing Activities
Purchase of noncontrolling interest	—	(24,734)	(24,734)	—	(24,734)	(24,734)
Net cash provided by (used in) financing activities	60,023	(24,734)	35,289	20,587	(24,734)	(4,147)

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Changes
In February 2013, an accounting standards update was issued that amends the reporting of amounts reclassified out of accumulated other comprehensive income. This standard does not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, the guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component, either on the face of the financial statement where net income is presented or in the notes to the financial statements. The Company adopted the new requirement in the first quarter of fiscal 2014 with no impact to the Company’s Unaudited Condensed Consolidated Financial Statements, except for the change in presentation. The Company has chosen to present amounts reclassified out of accumulated other comprehensive income in the notes to the financial statements. See Note 9 - Accumulated Other Comprehensive Income for further detail.
During the first quarter of fiscal 2014, the Company changed its annual goodwill impairment testing date from February 28 to July 1 of each year. See Note 4 - Goodwill for further detail.
Cash and Cash Equivalents
Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding checks in excess of funds on deposit of $22 million as of November 30, 2013 and $31 million as of August 31, 2013.

Other Assets
The Company’s other assets, exclusive of prepaid expenses, consist primarily of receivables from insurers, notes and other contractual receivables, and assets held for sale. Other assets are reported within either prepaid expenses and other current assets or other assets in the Condensed Consolidated Balance Sheets based on their expected use either during or beyond the current operating cycle of one year from the reporting date. Other assets are reported net of an allowance for credit losses on notes and other contractual receivables of $8 million as of November 30, 2013 and August 31, 2013.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable and notes and other contractual receivables. The majority of cash and cash equivalents are maintained with two major financial institutions (Bank of America and Wells Fargo Bank, N.A.). Balances in these institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250,000 as of November 30, 2013. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, letters of credit or other collateral, cash deposits and monitoring procedures. The Company is exposed to a residual credit risk with respect to open letters of credit by virtue of the possibility of the failure of a bank providing a letter of credit. The Company had $29 million and $94 million of open letters of credit relating to accounts receivable as of November 30, 2013 and August 31, 2013, respectively.

Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and debt. The Company uses the market approach to value its financial assets and liabilities, determined using available market information. The net carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. For long-term debt, which is primarily at variable interest rates, fair value is estimated using observable inputs (Level 2) and approximates its carrying value.

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

When developing the fair value measurements, the Company uses quoted market prices whenever available or seeks to maximize the use of observable inputs and minimize the use of unobservable inputs when quoted market prices are not available. There were no material fair value measurements as of November 30, 2013.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restructuring Charges
Restructuring charges consist of severance, contract termination and other exit costs. A liability for severance costs is typically recognized when the plan of termination has been communicated to the affected employees and is measured at its fair value at the communication date. Contract termination costs consist primarily of costs that will continue to be incurred under operating leases for their remaining terms without economic benefit to the Company. A liability for contract termination costs is recognized at the date the Company ceases using the rights conveyed by the lease contract and is measured at its fair value, which is determined based on the remaining contractual lease rentals reduced by estimated sublease rentals. A liability for other exit costs is measured at its fair value in the period in which the liability is incurred. See Note 6 - Restructuring Charges for further detail.

Employee Benefits
Prior to October 1, 2013, the Steelworkers Western Independent Shops Pension Plan (“WISPP”), a multiemployer plan benefiting union employees of the Steel Manufacturing Business, had an accumulated funding deficiency (i.e., a failure to satisfy the minimum funding requirements) and was certified in a Red Zone Status, as defined by the Pension Protection Act of 2006.  As of October 1, 2013, the WISPP was no longer in Red Zone Status, having been certified by the plan’s actuaries as being in the Green Zone.

Note 2 - Inventories, net

Inventories, net consisted of the following (in thousands):

	November 30, 2013	August 31, 2013
Processed and unprocessed scrap metal	$174,966	$132,485
Semi-finished goods (billets)	14,000	10,745
Finished goods	53,825	56,830
Supplies	37,309	35,989
Inventories, net	$280,100	$236,049

Note 3 - Business Combinations

In November 2013, the Company acquired all of the equity interests of Pick A Part, Inc., a used auto parts business with one store in the Olympia metropolitan area in Washington, which expanded the Auto Parts Business’ presence in the Pacific Northwest and is near the Metals Recycling Business’ operations in Tacoma, Washington. The acquisition was not material to the Company’s financial position or results of operations. Pro forma operating results for the acquisition are not presented, since the aggregate results would not be significantly different than reported results.

Note 4 - Goodwill

During the first quarter of fiscal 2014, the Company elected to change its annual goodwill impairment testing date from February 28 to July 1 of each year. The Company believes this new testing date is preferable because it allows the Company to better align the annual goodwill impairment testing procedures with the Company’s year-end financial reporting as well as its annual budgeting cycle and allows the Company visibility into fourth quarter operating results which are typically significant to its annual performance. The Company most recently performed an assessment of the goodwill in each of its reporting units during the fourth quarter of fiscal 2013. This change in accounting principle will not delay, accelerate or cause the Company to avoid an impairment charge. As a result of this change, the Company will complete its next annual goodwill impairment test during the fourth quarter of fiscal 2014.

The gross changes in the carrying amount of goodwill by reporting segment for the three months ended November 30, 2013 were as follows (in thousands):

	Metals Recycling Business	Auto Parts Business	Total
Balance as of August 31, 2013	$147,213	$180,051	$327,264
Acquisitions	—	586	586
Purchase accounting adjustments	—	(160)	(160)
Foreign currency translation adjustment	(277)	(198)	(475)
Balance as of November 30, 2013	$146,936	$180,279	$327,215

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accumulated goodwill impairment charges were $321 million as of November 30, 2013 and August 31, 2013.

Note 5 - Commitments and Contingencies

The Company evaluates the adequacy of its environmental liabilities on a quarterly basis. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which liabilities were established.

Changes in the Company’s environmental liabilities for the three months ended November 30, 2013 were as follows (in thousands):

Reporting Segment	Balance as of August 31, 2013	Liabilities Established (Released), Net	Payments and Other	Balance as of November 30, 2013	Short-Term	Long-Term
Metals Recycling Business	$30,520	$(329)	$(10)	$30,181	$189	$29,992
Auto Parts Business	18,774	292	—	19,066	554	18,512
Corporate	500	—	—	500	200	300
Total	$49,794	$(37)	$(10)	$49,747	$943	$48,804

Metals Recycling Business (“MRB”)
As of November 30, 2013, MRB had environmental liabilities of $30 million for the potential remediation of locations where it has conducted business and has environmental liabilities from historical or recent activities.

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

Other MRB Sites
As of November 30, 2013, the Company had environmental liabilities related to various MRB sites other than Portland Harbor of $29 million. The liabilities relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues and were not individually material at any site.

Auto Parts Business (“APB”)
As of November 30, 2013, the Company had environmental liabilities related to various APB sites of $19 million. The liabilities relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues and were not individually material at any site.

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

SMB had no environmental liabilities as of November 30, 2013.

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

Note 6 - Restructuring Charges

In the fourth quarter of fiscal 2012, the Company announced and undertook a number of restructuring initiatives designed to extract greater synergies from the significant acquisitions and technology investments made in recent years, achieve further integration

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

between MRB and APB, realign the Company’s organization to support its future growth and decrease operating expenses by streamlining functions and reducing organizational layers. These initiatives were substantially completed by the end of fiscal 2013.

In the first quarter of fiscal 2014, the Company announced and began implementing additional restructuring initiatives to further reduce its annual operating expenses through headcount reductions, productivity improvements, procurement savings and other operational efficiencies. The Company expects to incur restructuring charges of $3 million in connection with these initiatives, with substantially all of the charges expected to be incurred by the end of fiscal 2014. The vast majority of the restructuring charges will require the Company to make cash payments.

Restructuring charges were comprised of the following (in thousands):

	Three Months Ended November 30, 2012
	Q4’12 Plan	Q1’14 Plan	Total Charges
Severance costs	$939	$—	$939
Contract termination costs	5	—	5
Other exit costs	649	—	649
Total charges	$1,593	$—	$1,593

	Three Months Ended November 30, 2013
	Q4’12 Plan	Q1’14 Plan	Total Charges
Severance costs	$26	$1,076	$1,102
Contract termination costs	462	38	500
Other exit costs	—	210	210
Total charges	$488	$1,324	$1,812

	Total Charges
	Q4’12 Plan	Q1’14 Plan	Total
Total charges to date	$13,406	$1,324	$14,730
Total expected charges	$13,500	$3,000	$16,500

The following illustrates the reconciliation of the restructuring liability by major type of costs for the three months ended November 30, 2013 (in thousands):

	Q4’12 Plan				Q1’14 Plan				Total Charges to Date	Total Expected Charges
	Balance 8/31/2013	Charges	Payments and Other	Balance 11/30/2013	Balance 8/31/2013	Charges	Payments and Other	Balance 11/30/2013
Severance costs	$278	$26	$(227)	$77	$—	$1,076	$(115)	$961	$6,286	$6,900
Contract termination costs	3,027	462	(1,425)	2,064	—	38	—	38	4,169	4,700
Other exit costs	—	—	—	—	—	210	(210)	—	4,275	4,900
Total	$3,305	$488	$(1,652)	$2,141	$—	$1,324	$(325)	$999	$14,730	$16,500

The amounts of restructuring charges relating to each segment were as follows (in thousands):

	Three Months Ended November 30,		Total Charges to Date	Total Expected Charges
	2013	2012
Metals Recycling Business	$1,291	$550	$5,699	$7,300
Auto Parts Business	61	187	533	600
Unallocated (Corporate)	460	856	8,498	8,600
Total	$1,812	$1,593	$14,730	$16,500
The Company does not allocate restructuring charges to the segments’ operating results because management does not include this information in its measurement of the performance of the operating segments.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Redeemable Noncontrolling Interest

In March 2011, the Company, through a wholly-owned acquisition subsidiary, acquired substantially all of the metals recycling assets of a business. As part of the purchase consideration, the Company issued the seller common shares equal to 20% of the issued and outstanding capital stock of the Company’s acquisition subsidiary. Under the terms of an agreement related to the acquisition, the noncontrolling interest holder had the right to require the Company to purchase its interest in the Company’s acquisition subsidiary for fair value upon the occurrence of certain triggering events.

On March 8, 2013, the Company entered into an agreement with the noncontrolling interest holder for the purchase of all of the outstanding noncontrolling interest in the Company’s subsidiary for $25 million. In the second quarter of fiscal 2013, the Company adjusted the redeemable noncontrolling interest to its fair value corresponding to the purchase price of $25 million. Prior to its purchase, the noncontrolling interest was presented at its adjusted carrying value, which approximated its fair value. The Company determined fair value using Level 3 inputs under the fair value hierarchy using an income approach based on a discounted cash flow analysis.

Following is a reconciliation of the changes in the redeemable noncontrolling interest for the three months ended November 30, 2012 (in thousands):

2012
Balances - September 1 (Beginning of period)	$22,248
Net loss attributable to noncontrolling interest	(442)
Currency translation adjustment	(174)
Capital contributions from noncontrolling interest holder	1,970
Balances - November 30 (End of period)	$23,602

Note 8 - Changes in Equity

The following is a summary of the changes in equity for the three months ended November 30, 2013 and 2012 (in thousands):

	2013			2012
	SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity	SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balances - September 1 (Beginning of period)	$776,558	$4,641	$781,199	$1,080,583	$5,113	$1,085,696
Net income (loss) (1)	(6,228)	861	(5,367)	(1,671)	670	(1,001)
Other comprehensive loss, net of tax(2)	(726)	—	(726)	(1,040)	—	(1,040)
Distributions to noncontrolling interests	—	(495)	(495)	—	(375)	(375)
Restricted stock withheld for taxes	(628)	—	(628)	(1,104)	—	(1,104)
Stock options exercised	11	—	11	—	—	—
Share-based compensation	3,868	—	3,868	4,210	—	4,210
Excess tax deficiency from stock options exercised and restricted stock units vested	(589)	—	(589)	(681)	—	(681)
Cash dividends	(5,002)	—	(5,002)	(4,952)	—	(4,952)
Balances - November 30 (End of period)	$767,264	$5,007	$772,271	$1,075,345	$5,408	$1,080,753
_____________________________

(1)
Net income attributable to noncontrolling interests for the three months ended November 30, 2012 excludes net losses of $(442) thousand allocable to the redeemable noncontrolling interest. See Note 7 - Redeemable Noncontrolling Interest.

(2)
Other comprehensive loss, net of tax for the three months ended November 30, 2012 excludes $(174) thousand relating to foreign currency translation adjustments for the redeemable noncontrolling interest. See Note 7 - Redeemable Noncontrolling Interest.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

	November 30, 2013	August 31, 2013
Foreign currency translation adjustments	$(7,314)	$(6,423)
Pension obligations, net	(2,773)	(2,817)
Cash flow hedges, net	—	(121)
Total accumulated other comprehensive loss	$(10,087)	$(9,361)
Changes in accumulated other comprehensive loss, net of tax, for the three months ended November 30, 2013 were as follows:

	Foreign Currency Translation Adjustments	Pension Obligations, net	Net Unrealized Loss on Cash Flow Hedges
Balance as of August 31, 2013	$(6,423)	$(2,817)	$(121)
Other comprehensive loss before reclassifications	(891)	—	—
Income tax (expense) benefit	—	—	—
Other comprehensive loss before reclassifications, net of tax	(891)	—	—
Amounts reclassified from accumulated other comprehensive loss	—	69	98
Income tax (expense) benefit	—	(25)	23
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	44	121
Net current period other comprehensive income (loss)	(891)	44	121
Balance as of November 30, 2013	$(7,314)	$(2,773)	$—
Reclassifications from accumulated other comprehensive loss, both individually and in the aggregate, were immaterial to the Unaudited Condensed Consolidated Statements of Operations.

Note 10 - Share-Based Compensation

In the first quarter of fiscal 2014, as part of the annual awards under the Company’s Long-Term Incentive Plan, the Compensation Committee granted 219,504 restricted stock units (“RSU”) and 219,504 performance share awards to its key employees and officers under the Company’s 1993 Stock Incentive Plan, as amended.

The RSUs have a five-year term and vest 20% per year commencing October 31, 2014. The fair value of the RSUs granted is based on the market closing price of the underlying Class A common stock on the date of grant and totaled $7 million. The compensation expense associated with the RSUs is recognized over the requisite service period of the awards, net of forfeitures.

The performance-based awards have a two-year performance period consisting of the Company’s fiscal 2014 and fiscal 2015. The performance targets are based on divisional volume metrics (weighted at 50%) and divisional operating income metrics (weighted at 50%) for the two years of the performance period, with award payouts ranging from a threshold of 50% to a maximum of 200% for each portion of the awards. Awards will be paid in Class A common stock as soon as practicable after October 31 following the end of the performance period. The estimated fair value of the performance-based awards at the date of grant was $7 million.

Note 11 - Income Taxes

The effective tax rate for the Company’s operations for the three months ended November 30, 2013 was a benefit of 12.7% compared to an expense of (198.8)% for the three months ended November 30, 2012.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the difference between the federal statutory rate and the Company’s effective rate is as follows:

	Three Months Ended November 30,
	2013	2012
Federal statutory rate	35.0%	35.0%
State taxes, net of credits	2.5	7.1
Foreign income taxed at different rates	(6.5)	(1.0)
Section 199 deduction	(1.0)	4.6
Non-deductible officers’ compensation	0.3	(1.1)
Noncontrolling interests	(0.9)	48.5
Research and development credits	(0.1)	21.7
Valuation allowance on deferred tax assets	(17.0)	(312.1)
Other	0.4	(1.5)
Effective tax rate	12.7%	(198.8)%

The effective tax rate for the first quarter of fiscal 2014 was lower than the statutory rate primarily due to the impact of recording a full valuation allowance on the current period benefit associated with foreign operations losses and the impact of the lower financial performance of foreign operations, which are taxed at more favorable rates.
In the first quarter of fiscal 2013, the Company recorded an expense of $2 million to recognize a valuation allowance on deferred tax assets of a foreign subsidiary as a result of negative evidence, including losses at the subsidiary, outweighing the more subjective positive evidence, thus indicating that it was more likely than not that the associated tax benefit would not be realized in the future.
The Company files federal and state income tax returns in the U.S. and foreign tax returns in Puerto Rico and Canada. The federal statute of limitations has expired for fiscal 2009 and prior years. The Canadian and several state tax authorities are currently examining returns for fiscal years 2005 to 2012.

Note 12 - Net Loss Per Share

The following table sets forth the information used to compute basic and diluted net loss per share attributable to SSI (in thousands):

	Three Months Ended November 30,
	2013	2012
Net loss	$(5,367)	$(1,443)
Net income attributable to noncontrolling interests	(861)	(228)
Net loss attributable to SSI	$(6,228)	$(1,671)
Computation of shares:
Weighted average common shares outstanding, basic	26,755	26,567
Incremental common shares attributable to dilutive stock options, performance share awards, DSUs and RSUs	—	—
Weighted average common shares outstanding, diluted	26,755	26,567

Common stock equivalent shares of 1,106,990 and 864,874 were considered antidilutive and were excluded from the calculation of diluted net loss per share for the three months ended November 30, 2013 and 2012, respectively.

Note 13 - Related Party Transactions

The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $7 million and $6 million for the three months ended November 30, 2013 and 2012, respectively. Net advances to (payments from) these joint ventures were less than $1 million and less than $(1) million for the three months ended November 30, 2013 and 2012, respectively. The Company owed $3 million to joint ventures as of November 30, 2013 and August 31, 2013. Amounts receivable from joint venture partners were $1 million as of November 30, 2013 and August 31, 2013.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the acquisition of the assets of a metals recycling business in March 2011, the Company had entered into a series of agreements to obtain barging and other services and lease property with entities owned by the minority shareholder of the Company’s subsidiary that operates its MRB facilities in Vancouver, British Columbia and Alberta, Canada. On March 8, 2013, the Company purchased the noncontrolling interest in that subsidiary and, as a result, those entities under common ownership of the former minority shareholder ceased to be related parties of the Company. The Company paid less than $1 million, primarily for barging services, under these agreements for the three months ended November 30, 2012.

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

Thomas D. Klauer, Jr., President of the Company’s Auto Parts Business, is the sole shareholder of a corporation that is the 25% minority partner in a partnership in which the Company is the 75% partner and which operates five self-service stores in Northern California. Mr. Klauer’s 25% share of the profits of this partnership totaled less than $1 million for the three months ended November 30, 2013 and 2012. The partnership leases properties from entities in which Mr. Klauer has ownership interests under agreements that expire in March 2016 with options to renew the leases, upon expiration, for multiple periods. The rent paid by the partnership to the entities in which Mr. Klauer has ownership interests was less than $1 million for the three months ended November 30, 2013 and 2012.

Certain members of the Schnitzer family own significant interests in, or are related to owners of, MMGL Corp (“MMGL,” formerly known as Schnitzer Investment Corp.), which is engaged in the real estate business and was a subsidiary of the Company prior to 1989. MMGL is considered a related party for financial reporting purposes. The Company and MMGL are both potentially responsible parties with respect to Portland Harbor, which has been designated as a Superfund site since December 2000. The Company and MMGL have worked together in response to Portland Harbor matters, and the Company has paid all of the legal and consulting fees for the joint defense, in part due to its environmental indemnity obligation to MMGL with respect to the Portland scrap metal operations property. The Company and MMGL have agreed to an equitable cost sharing arrangement with respect to defense costs under which MMGL will pay 50% of the legal and consulting costs, net of insurance recoveries. The amounts receivable from (payable to) MMGL vary from period to period because of the timing of incurring legal and consulting fees, payments for cost reimbursements and insurance recoveries. Amounts payable to MMGL under this agreement were less than $1 million as of November 30, 2013, and amounts receivable from MMGL were less than $1 million as of August 31, 2013.

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

The table below illustrates the Company’s operating results by reporting segment (in thousands):

	Three Months Ended November 30,
	2013	2012
Revenues:
Metals Recycling Business:
Revenues	$490,309	$494,461
Less: Intersegment revenues	(49,751)	(47,255)
MRB external customer revenues	440,558	447,206
Auto Parts Business:
Revenues	79,635	69,555
Less: Intersegment revenues	(20,571)	(15,970)
APB external customer revenues	59,064	53,585
Steel Manufacturing Business:
Revenues	88,123	92,029
Total revenues	$587,745	$592,820

The table below illustrates the reconciliation of the Company’s segment operating income (loss) to income before income taxes (in thousands):

	Three Months Ended November 30,
	2013	2012
Metals Recycling Business	$590	$5,654
Auto Parts Business	5,609	6,364
Steel Manufacturing Business	1,744	3,404
Segment operating income	7,943	15,422
Restructuring charges	(1,812)	(1,593)
Corporate and eliminations	(9,756)	(12,616)
Operating income (loss)	(3,625)	1,213
Interest expense	(2,702)	(2,017)
Other income, net	176	321
Loss before income taxes	$(6,151)	$(483)

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the Company’s total assets by reporting segment (in thousands):

	November 30, 2013	August 31, 2013
Metals Recycling Business(1)	$1,327,490	$1,316,202
Auto Parts Business	348,392	359,977
Steel Manufacturing Business	331,203	330,282
Total segment assets	2,007,085	2,006,461
Corporate and eliminations	(614,966)	(600,949)
Total assets	$1,392,119	$1,405,512
_____________________________

(1)	MRB total assets include $15 million as of November 30, 2013 and August 31, 2013 for investments in joint venture partnerships.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section includes a discussion of our operations for the three months ended November 30, 2013 and 2012. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2013 and the Unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in Part I, Item 1 of this report.
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
We may make other forward-looking statements from time to time, including in reports filed with the Securities and Exchange Commission, press releases and public conference calls. All forward-looking statements we make are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements, except as may be required by law. Our business is subject to the effects of changes in domestic and global economic conditions and a number of other risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in “Item 1A. Risk Factors” of Part I of our most recent annual report on Form 10-K. Examples of these risks include: potential environmental cleanup costs related to the Portland Harbor Superfund site; the impact of general economic conditions; volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; difficulties associated with acquisitions and integration of acquired businesses; the impact of goodwill impairment charges; the impact of long-lived asset impairment charges; the realization of expected cost reductions related to restructuring initiatives; the inability of customers to fulfill their contractual obligations; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and existing credit facilities; restrictions on our business and financial covenants under our bank credit agreement; the impact of the consolidation in the steel industry; the impact of imports of foreign steel into the U.S.; inability to realize expected benefits from investments in technology; freight rates and availability of transportation; impact of equipment upgrades and failures on production; product liability claims; the impact of impairment of our deferred tax assets; costs associated with compliance with environmental regulations; the adverse impact of climate change; inability to obtain or renew business licenses and permits; compliance with greenhouse gas emission regulations; reliance on employees subject to collective bargaining agreements; and the impact of the underfunded status of multiemployer plans in which we participate.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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

Our results of operations depend in large part on the demand and prices for recycled metal in foreign and domestic markets and on the supply of raw materials, including end-of-life vehicles, available to be processed at our facilities. Our deep water port facilities on both the East and West coasts of the U.S. (in Everett, Massachusetts; Providence, Rhode Island; Oakland, California; Portland, Oregon; and Tacoma, Washington), access to public deep water port facilities (in Kapolei, Hawaii and Salinas, Puerto Rico) and water access for transportation purposes (in Surrey, British Columbia) allow us to efficiently meet the global demand for recycled and processed ferrous metal by shipping bulk cargoes to steel manufacturers located in Europe, Asia, Central America and Africa. Our exports of recycled and processed nonferrous metal are shipped in containers through various public docks to specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, brass and bronze ingot manufacturers and wire and cable producers globally. We also transport both ferrous and nonferrous metals by truck and rail in order to transfer scrap metal between our facilities for further processing, to load shipments at our export facilities and to meet regional domestic demand.

Executive Overview of Financial Results for the First Quarter of Fiscal 2014

We generated consolidated revenues of $588 million in the first quarter of fiscal 2014, a decrease of 1% from the $593 million of revenues in the first quarter of fiscal 2013. This decrease was primarily due to lower average net selling prices for ferrous and nonferrous metal in the first quarter of fiscal 2014 as a result of continued weak economic conditions that negatively impacted export demand for recycled metal. Despite a slight increase in sales volumes compared to the prior year period, scrap flows remained significantly constrained primarily as a result of weak economic conditions.

Consolidated operating loss was $4 million in the first quarter of fiscal 2014, compared to consolidated operating income of $1 million in the first quarter of fiscal 2013. Adjusted consolidated operating loss in the first quarter of fiscal 2014, excluding restructuring charges of $2 million, was $2 million compared to adjusted consolidated operating income of $3 million in the first quarter of fiscal 2013 (see reconciliation of adjusted consolidated operating income (loss) in Non-GAAP Financial Measures at the end of Item 2). Market conditions for the export of recycled metals improved in the second half of the first quarter of fiscal 2014. However, compared to the prior year period, average net selling prices were lower which, together with the impact of constrained supply conditions on the cost of raw materials, contributed to a compression in operating margins, which was only partly offset by slightly higher volumes. Consolidated operating results in fiscal 2014 also included $1 million of operating losses, including integration and startup costs, related to store locations acquired or opened by APB after the first quarter of fiscal 2013 and the recognition of bad debt expense of $1 million by SMB.

In the first quarter of fiscal 2014, we initiated additional restructuring initiatives to further reduce our annual operating expenses by approximately $30 million, with approximately 70% of the reduction expected to benefit fiscal 2014 results and the full annual benefit expected to be achieved in fiscal 2015. The reduction in operating expenses will primarily occur at MRB and is expected to result from a combination of headcount reductions, productivity improvements, procurement savings and other operational efficiencies.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

The following items summarize our consolidated financial results for the first quarter of fiscal 2014:

•	Revenues of $588 million, compared to $593 million in the first quarter of fiscal 2013;

•	Consolidated operating loss of $4 million, compared to consolidated operating income of $1 million in the first quarter of fiscal 2013;

•
Adjusted consolidated operating loss of $2 million compared to adjusted consolidated operating income of $3 million in the first quarter of fiscal 2013 (see reconciliation of adjusted consolidated operating income (loss) in Non-GAAP Financial Measures at the end of Item 2);

•	Net loss attributable to SSI of $6 million, or $(0.23) per diluted share, compared to $2 million, or $(0.06) per diluted share, in the first quarter of fiscal 2013;

•
Adjusted net loss attributable to SSI, excluding restructuring charges, was $5 million, or $(0.18) per diluted share, compared to adjusted net loss of $1 million, or $(0.02) per diluted share, in the first quarter of fiscal 2013 (see the reconciliation of adjusted net loss and adjusted diluted earnings per share in Non-GAAP Financial Measures at the end of Item 2);

•	Net cash provided by operating activities of $26 million, compared to net cash used in operating activities of $60 million in the prior year period; and

•
Debt, net of cash, of $364 million as of November 30, 2013, compared to $368 million as of August 31, 2013 (see the reconciliation of debt, net of cash in Non-GAAP Financial Measures at the end of Item 2).

The following items highlight the financial results for our reporting segments for the first quarter of fiscal 2014:

•	MRB revenues and operating income of $490 million and $1 million, respectively, compared to $494 million and $6 million in the first quarter of fiscal 2013, respectively;

•	APB revenues and operating income of $80 million and $6 million, respectively, compared to $70 million and $6 million in the first quarter of fiscal 2013, respectively; and

•	SMB revenues and operating income of $88 million and $2 million, respectively, compared to $92 million and $3 million in the first quarter of fiscal 2013, respectively.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

	Three Months Ended November 30,
($ in thousands)	2013	2012	% Change
Revenues:
Metals Recycling Business	$490,309	$494,461	(1)%
Auto Parts Business	79,635	69,555	14%
Steel Manufacturing Business	88,123	92,029	(4)%
Intercompany revenue eliminations(1)	(70,322)	(63,225)	11%
Total revenues	587,745	592,820	(1)%
Cost of goods sold:
Metals Recycling Business	468,601	466,587	—%
Auto Parts Business	59,383	50,044	19%
Steel Manufacturing Business	83,680	86,944	(4)%
Intercompany cost of goods sold eliminations(1)	(69,247)	(61,691)	12%
Total cost of goods sold	542,417	541,884	—%
Selling, general and administrative expense:
Metals Recycling Business	21,483	22,173	(3)%
Auto Parts Business	14,643	13,147	11%
Steel Manufacturing Business	2,699	1,681	61%
Corporate(2)	8,725	10,994	(21)%
Total selling, general and administrative expense	47,550	47,995	(1)%
(Income) loss from joint ventures:
Metals Recycling Business	(365)	47	NM
Change in intercompany profit elimination(3)	(44)	88	NM
Total (income) loss from joint ventures	(409)	135	NM
Operating income (loss):
Metals Recycling Business	590	5,654	(90)%
Auto Parts Business	5,609	6,364	(12)%
Steel Manufacturing Business	1,744	3,404	(49)%
Segment operating income	7,943	15,422	(48)%
Restructuring charges(4)	(1,812)	(1,593)	14%
Corporate expense(2)	(8,725)	(11,144)	(22)%
Change in intercompany profit elimination(5)	(1,031)	(1,472)	(30)%
Total operating income (loss)	$(3,625)	$1,213	NM
_____________________________
NM = Not Meaningful

(1)
MRB sells ferrous recycled metal to SMB at rates per ton that approximate West Coast U.S. export market prices. In addition, APB sells ferrous and nonferrous material to MRB at prices that approximate local market rates. These intercompany revenues and cost of goods sold are eliminated in consolidation.

(2)
Corporate expense consists primarily of unallocated expenses for services that benefit all three reporting segments. As a consequence of this unallocated expense, the operating income of each segment does not reflect the operating income the segment would have as a stand-alone business.

(3)
The joint ventures sell recycled metal to MRB at prices that approximate local market rates, which produces intercompany profit. This intercompany profit is eliminated while the products remain in inventory and is not recognized until the finished products are sold to third parties.

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

Revenues
Consolidated revenues in the first quarter of fiscal 2014 were $588 million, a decrease of 1% compared to the same period in the prior year. The decrease was primarily due to lower average net selling prices for scrap metal as a result of continued weak economic conditions that negatively impacted export demand for recycled metal. Despite a slight increase in sales volumes compared to the prior year period, scrap flows remained significantly constrained primarily as a result of weak economic conditions.
Operating Income
Consolidated operating loss in the first quarter of fiscal 2014 was $4 million, compared to consolidated operating income of $1 million in the same period in the prior year. Adjusted consolidated operating loss in the first quarter of 2014, excluding restructuring charges of $2 million, was $2 million compared to adjusted consolidated operating income of $3 million in the first quarter of 2013 (see reconciliation of adjusted consolidated operating income (loss) in Non-GAAP Financial Measures at the end of Item 2). Market conditions for the export of recycled metals improved in the second half of the first quarter of fiscal 2014. However, compared to the prior year period, average net selling prices were lower which, together with the impact of constrained supply conditions on the cost of raw materials, contributed to a compression in operating margins, which was only partly offset by slightly higher volumes. Consolidated operating results in fiscal 2014 also included $1 million of operating losses, including integration and startup costs, related to store locations acquired or opened by APB after the first quarter of fiscal 2013 and the recognition of bad debt expense of $1 million by SMB.
Consolidated operating loss in the first quarter of fiscal 2014 included restructuring charges of $2 million, consisting of severance, contract termination and other exit costs, compared to restructuring charges of $2 million in the prior year period. These charges are related to restructuring initiatives under two separate plans announced in the fourth quarter of fiscal 2012 (the “Q4’12 Plan”) and the first quarter of fiscal 2014 (the “Q1’14 Plan”), respectively.

In the first quarter of fiscal 2014, we initiated the Q1’14 Plan and began implementing restructuring initiatives to further reduce our annual operating expenses by approximately $30 million, of which the substantial majority will be reflected in cost of goods sold. We expect approximately 70% of the cost reductions to benefit fiscal 2014 results with the full annual benefit to be achieved in fiscal 2015. The reduction in operating expenses will primarily occur at MRB and is expected to result from a combination of headcount reductions, productivity improvements, procurement savings and other operational efficiencies. We expect to incur restructuring charges of approximately $3 million, substantially all in fiscal 2014, in connection with these initiatives, the vast majority of which will require us to make cash payments.

The Q4’12 Plan included restructuring initiatives designed to extract greater synergies from the significant acquisitions and technology investments made in recent years, to achieve further integration between MRB and APB, to realign our organization to support future growth and to decrease operating expenses by streamlining functions and reducing organizational layers. These initiatives, which were completed by the end of fiscal 2013, achieved a reduction in operating costs of approximately $25 million on an annualized basis, comprising approximately $18 million of selling, general and administrative expense and $7 million of cost of goods sold.

Restructuring charges for the three months ended November 30, 2013 and 2012 were comprised of the following (in thousands):

	Three Months Ended November 30, 2013			Three Months Ended November 30, 2012
	Q4’12 Plan	Q1’14 Plan	Total Charges	Q4’12 Plan	Q1’14 Plan	Total Charges
Severance costs	$26	$1,076	$1,102	$939	$—	$939
Contract termination costs	462	38	500	5	—	5
Other exit costs	—	210	210	649	—	649
Total charges	$488	$1,324	$1,812	$1,593	$—	$1,593
Total charges to date	$13,406	$1,324	$14,730	$6,605	$—	$6,605

See Note 6 - Restructuring Charges in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional details on restructuring charges.

Interest Expense
Interest expense was $3 million for the first quarter of fiscal 2014, compared to $2 million for the same period in the prior year. The increase in interest expense was primarily due to increased average borrowings under our bank credit facilities compared to the prior year period.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Income Tax Expense
Our effective tax rate for the first quarter of fiscal 2014 was a benefit of 12.7%, compared to an expense of 198.8% for the same period in the prior year.

The effective tax rate for the first quarter of fiscal 2014 was lower than the federal statutory rate of 35% primarily due to the impact of recording a full valuation allowance on the current period benefit associated with foreign operations losses and the impact of the lower financial performance of foreign operations, which are taxed at more favorable rates.

The effective tax rate in the first quarter of fiscal 2013 was impacted by the near break-even pre-tax results and the recognition of a valuation allowance on deferred tax assets of a foreign subsidiary of $2 million as a result of negative evidence, including losses at the subsidiary, outweighing more subjective positive evidence, thus indicating that it was more likely than not that the associated tax benefit would not be realized in the future.

The effective tax rate for fiscal 2014 is expected to be approximately 37%, subject to financial performance for the remainder of the year.

Financial Results by Segment
We operate our business across three reporting segments: MRB, APB and SMB. Additional financial information relating to these reporting segments is contained in Note 14 - Segment Information in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
Metals Recycling Business

	Three Months Ended November 30,
($ in thousands, except for prices)	2013	2012	% Change
Ferrous revenues	$369,555	$370,476	—%
Nonferrous revenues	113,154	116,601	(3)%
Other	7,600	7,384	3%
Total segment revenues	490,309	494,461	(1)%
Cost of goods sold	468,601	466,587	—%
Selling, general and administrative expense	21,483	22,173	(3)%
(Income) loss from joint ventures	(365)	47	NM
Segment operating income	$590	$5,654	(90)%
Average ferrous recycled metal sales prices ($/LT):(1)
Domestic	$356	$354	1%
Foreign	$344	$360	(4)%
Average	$348	$358	(3)%
Ferrous sales volume (LT, in thousands):
Domestic	323	279	16%
Foreign	655	675	(3)%
Total ferrous sales volume (LT, in thousands)	978	954	3%
Average nonferrous sales price ($/pound)(1)	$0.89	$0.95	(6)%
Nonferrous sales volumes (pounds, in thousands)	123,941	118,931	4%
Outbound freight included in cost of goods sold	$32,583	$32,322	1%
_____________________________
NM = Not Meaningful
LT = Long Ton, which is 2,240 pounds
(1) Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Revenues
Ferrous revenues in the first quarters of fiscal 2014 and 2013 were consistent as a result of the offsetting effects of higher ferrous sales volumes and lower average ferrous sales prices. The decrease in nonferrous revenues in the first quarter of fiscal 2014 was primarily due to lower average nonferrous sales prices.
Segment Operating Income
Operating income for the first quarter of fiscal 2014 was $1 million compared to $6 million in the prior year period. Market conditions for the export of recycled metals improved in the second half of the first quarter of fiscal 2014. However, compared to the prior year period, average net selling prices were lower which, together with the impact of constrained supply conditions on the cost of raw materials, contributed to a compression in operating margins, which was only partly offset by slightly higher volumes.
Auto Parts Business

	Three Months Ended November 30,
($ in thousands)	2013	2012	% Change
Revenues	$79,635	$69,555	14%
Cost of goods sold	59,383	50,044	19%
Selling, general and administrative expense	14,643	13,147	11%
Segment operating income	$5,609	$6,364	(12)%
Number of stores at period end	62	51	22%
Cars purchased (in thousands)	91	79	15%

Revenues
Revenues in the first quarter of fiscal 2014 increased by 14% compared to the prior year quarter primarily due to higher sales volumes as a result of additional volume from stores acquired or opened during the prior twelve-month period.
Segment Operating Income
Operating income for the first quarter of fiscal 2014 decreased by 12% compared to the same period in the prior year. The benefits from increased sales volumes due to the additional store locations were more than offset by a compression in operating margins as a result of car purchase costs decreasing at a slower rate than commodity selling prices and operating losses of $1 million, including integration and startup costs, related to store locations acquired or opened by APB during the twelve months prior to the end of the first quarter of fiscal 2014.
Steel Manufacturing Business

	Three Months Ended November 30,
($ in thousands, except for price)	2013	2012	% Change
Revenues	$88,123	$92,029	(4)%
Cost of goods sold	83,680	86,944	(4)%
Selling, general and administrative expense	2,699	1,681	61%
Segment operating income	$1,744	$3,404	(49)%
Finished steel products average sales price ($/ton)(1)	$657	$680	(3)%
Finished steel products sold (tons, in thousands)	128	130	(2)%
Rolling mill utilization	65%	70%
_____________________________

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

Revenues
Revenues for the first quarter of fiscal 2014 decreased by 4% compared to the same period in the prior year primarily due to lower average sales prices as a result of the impact of reduced costs of raw materials.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Segment Operating Income
Operating income for the first quarter of fiscal 2014 decreased compared to the prior year period due to lower average sales prices and volumes, and the recognition of bad debt expense of $1 million.

Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.

Sources and Uses of Cash
We had cash balances of $30 million and $13 million as of November 30, 2013 and August 31, 2013, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, acquisitions, dividends and share repurchases. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of November 30, 2013, debt, net of cash, was $364 million compared to $368 million as of August 31, 2013 (refer to Non-GAAP Financial Measures below), a decrease of $4 million primarily as a result of the timing of borrowings and repayments. Our cash balances as of November 30, 2013 and August 31, 2013 include $9 million and $7 million, respectively, which are indefinitely reinvested in Puerto Rico and Canada.
Operating Activities
Net cash provided by operating activities in the first three months of fiscal 2014 was $26 million, compared to net cash used in operating activities of $60 million in the first three months of fiscal 2013.

Sources of cash in the first three months of fiscal 2014 included a $57 million decrease in accounts receivable due to the timing of sales and collections. Uses of cash included a $39 million increase in inventory due to higher volumes on hand including the impact of timing of purchases and sales.

Cash used in operating activities in the first three months of fiscal 2013 included a $51 million increase in inventory due to higher volumes on hand, a $20 million increase in accounts receivable due to the timing of collections and a $10 million decrease in accounts payable due to the timing of payments.

Investing Activities
Net cash used in investing activities in the first three months of fiscal 2014 was $16 million, compared to $26 million in the first three months of fiscal 2013.

Cash used in investing activities in fiscal 2014 included capital expenditures of $14 million to upgrade our equipment and infrastructure, compared to $27 million in the first three months of fiscal 2013.

Financing Activities
Net cash provided by financing activities in the first three months of fiscal 2014 was $6 million, compared to $20 million in the first three months of fiscal 2013.

Cash provided by financing activities in the first three months of fiscal 2014 was primarily due to $12 million in net borrowings of debt (refer to Non-GAAP Financial Measures below) mainly used to support capital expenditures. Uses of cash included $5 million for dividends.

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

We had borrowings outstanding under the credit facility of $381 million as of November 30, 2013 and $360 million as of August 31, 2013. The weighted average interest rate on amounts outstanding under this facility was 1.96% and 1.98% as of November 30, 2013 and August 31, 2013, respectively.

We also have an unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. that expires on March 1, 2014. Interest rates are set by the bank at the time of borrowing. We had zero and $9 million of borrowings outstanding under this facility as of November 30, 2013 and August 31, 2013.

The two bank credit agreements contain various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of November 30, 2013, we were in compliance with these covenants. While we expect to remain in compliance with these covenants, there can be no assurances that we will be able to do so in the event of a sustained deterioration in market conditions or other negative factors which adversely impact our results of operations and lead to a trend of consolidated net losses. We use these credit facilities to fund working capital requirements, acquisitions, capital expenditures, dividends and share repurchases.

In addition, as of November 30, 2013 and August 31, 2013, we had $8 million of long-term tax-exempt bonds outstanding that mature in January 2021.

Capital Expenditures
Capital expenditures totaled $14 million for the first three months of fiscal 2014, compared to $27 million for the same period in the prior year. During the first quarter of fiscal 2014, we completed our investment in the construction of a new nonferrous processing facility in Puerto Rico, which commenced operations in September 2013. We plan to invest up to $50 million in capital expenditures in fiscal 2014, which includes capital expenditures associated with APB acquisitions and greenfield store developments made or commenced in fiscal 2013 or fiscal 2014.

Dividends
On November 7, 2013, our Board of Directors declared a dividend for the first quarter of fiscal 2014 of $0.1875 per common share, which equates to an annual cash dividend of $0.75 per common share. The dividend was paid on November 29, 2013.

Acquisitions
In the first quarter of fiscal 2014, we expanded our presence in the Pacific Northwest with the acquisition of one used auto parts store in the Olympia metropolitan area in Washington, which is near our Metals Recycling Business’ operations in Tacoma, Washington. See Note 3 - Business Combinations in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Environmental Compliance
Our commitment to sustainable recycling and to operating our business in an environmentally responsible manner requires us to continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures, we invested $1 million in capital expenditures for environmental projects during the first three months of fiscal 2014, and plan to invest up to $11 million for such projects in fiscal 2014.

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

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

among the PRPs, we believe it is not reasonably possible to estimate the amount or range of costs which we are likely or which are reasonably possible to incur in connection with the Site, although such costs could be material to our financial position, results of operations, future cash flows and liquidity. Any material liabilities recorded in the future related to the Site could result in our failure to maintain compliance with certain covenants in our debt agreements. Significant cash outflows in the future related to the Site could reduce the amounts available for borrowing that could otherwise be used for investment in capital expenditures, acquisitions, dividends and share repurchases. See Note 5 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

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

Off-Balance Sheet Arrangements
None.
Contractual Obligations
There were no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013.
We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. At November 30, 2013, we had $17 million outstanding under these arrangements.

Critical Accounting Policies and Estimates
We reaffirm our critical accounting policies and estimates as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended August 31, 2013, except that during the first quarter of fiscal 2014, we changed the annual impairment testing date of goodwill allocated to our reporting units from February 28 to July 1 of each year. See Note 4 - Goodwill in the Notes to the Unaudited Condensed Consolidated Financial Statements, Part 1, Item 1 of this report for further detail.

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
The following is a reconciliation of debt, net of cash (in thousands):

	November 30, 2013	August 31, 2013
Short-term borrowings	$613	$9,174
Long-term debt, net of current maturities	393,426	372,663
Total debt	394,039	381,837
Less: cash and cash equivalents	29,934	13,481
Total debt, net of cash	$364,105	$368,356
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

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

The following is a reconciliation of net borrowings (repayments) of debt (in thousands):

	Three Months Ended November 30,
	2013	2012
Borrowings from long-term debt	$119,269	$72,742
Proceeds from line of credit	147,500	135,500
Repayment of long-term debt	(98,472)	(61,449)
Repayment of line of credit	(156,000)	(127,000)
Net borrowings (repayments) of debt	$12,297	$19,793
Adjusted consolidated operating income (loss), adjusted net loss and adjusted diluted earnings per share
Management presents adjusted consolidated operating income (loss), adjusted net loss attributable to SSI and adjusted diluted earnings per share attributable to SSI because it believes these measures provide a meaningful presentation of our results from core business operations excluding adjustments for restructuring charges that are not related to core underlying business operations and improve the period-to-period comparability of our results from core business operations.
The following is a reconciliation of the adjusted consolidated operating income (loss), adjusted net loss attributable to SSI and adjusted diluted earnings per share attributable to SSI (in thousands, except per share data):

	Three Months Ended November 30,
	2013	2012
Consolidated operating income (loss):
As reported	$(3,625)	$1,213
Restructuring charges	1,812	1,593
Adjusted	$(1,813)	$2,806

Net loss attributable to SSI:
As reported	$(6,228)	$(1,671)
Restructuring charges, net of tax	1,279	1,055
Adjusted	$(4,949)	$(616)

Diluted earnings per share attributable to SSI:
As reported	$(0.23)	$(0.06)
Restructuring charges, net of tax, per share	0.05	0.04
Adjusted	$(0.18)	$(0.02)
Management believes that these non-GAAP financial measures allow for a better understanding of our operating and financial performance. These non-GAAP financial measures should be considered in addition to, but not as a substitute for, the most directly comparable U.S. GAAP measures. Although we find these non-GAAP financial measures useful in evaluating the performance of our business, our reliance on these measures is limited because the adjustments often have a material impact on our condensed consolidated financial statements presented in accordance with GAAP. Therefore, we typically use these adjusted amounts in conjunction with our GAAP results to address these limitations.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
We are exposed to commodity price risk, mainly associated with variations in the market price for finished steel products, ferrous and nonferrous metals, including scrap metal, autobodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to increases and decreases in forward selling prices by adjusting purchase prices on a timely basis. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of the shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices at November 30, 2013, a 10% decrease in the selling price per ton of finished steel products would have caused an NRV inventory write down of $1 million at SMB. A 10% decrease in the selling price of inventory would not have had a material NRV impact on MRB or APB at November 30, 2013.
Interest Rate Risk
There have been no material changes to our disclosure regarding interest rate risk set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended August 31, 2013.
Credit Risk
As of November 30, 2013 and August 31, 2013, 23% and 49%, respectively, of our trade accounts receivable balance was covered by letters of credit. Of the remaining balance as of November 30, 2013, 96% was less than 60 days past due, compared to 95% as of August 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.
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
See Note 5 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item I, incorporated by reference herein.
In fiscal 2013, the Commonwealth of Massachusetts advised us of alleged violations of environmental requirements, including but not limited to those related to air emissions and hazardous waste management, at our operations in the Commonwealth. We have been discussing resolution of the alleged violations with the Commonwealth representatives. No enforcement proceeding has been filed to date and we do not believe that the outcome of this matter will be material to our financial position, results of operations, cash flows or liquidity.

ITEM 1A.	RISK FACTORS
There have been no material changes to our risk factors reported or new factors identified since the filing of our Annual Report on Form 10-K for the year ended August 31, 2013, which was filed with the Securities and Exchange Commission on October 29, 2013.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
*10.1	Form of Long-Term Incentive Award Agreement under the 1993 Stock Incentive Plan used for awards granted in fiscal 2014.

*10.2	Fiscal 2014 Annual Performance Bonus Program for Tamara L. Lundgren.

18.1
Preferability letter provided by PricewaterhouseCoopers LLP, the Company’s registered public accounting firm, to change the measurement date in connection with the Company’s annual goodwill impairment test.

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

101
The following financial information from Schnitzer Steel Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended November 30, 2013 and 2012, (ii) Condensed Consolidated Balance Sheets as of November 30, 2013, and August 31, 2013, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended November 30, 2013 and 2012; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended November 30, 2013 and 2012; and (v) the Notes to Condensed Consolidated Financial Statements.

*Management contract or compensatory plan or arrangement.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date:	January 8, 2014	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
President and Chief Executive Officer

Date:	January 8, 2014	By:	/s/ Richard D. Peach
Richard D. Peach
Senior Vice President and Chief Financial Officer