Form 10-Q
period 2014-02-28
SCHNITZER STEEL INDUSTRIES INC
filed 2014-04-03
CIK 912603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended February 28, 2014
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
Yes  ☐    No  ☒
The Registrant had 26,324,268 shares of Class A common stock, par value of $1.00 per share, and 305,900 shares of Class B common stock, par value of $1.00 per share, outstanding as of March 31, 2014.

SCHNITZER STEEL INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	February 28, 2014	August 31, 2013
Assets
Current assets:
Cash and cash equivalents	$20,403	$13,481
Accounts receivable, net of allowance for doubtful accounts of $2,722 and $2,990	173,876	188,270
Inventories, net	252,849	236,049
Deferred income taxes	3,824	3,750
Refundable income taxes	5,680	3,521
Prepaid expenses and other current assets	21,966	22,159
Total current assets	478,598	467,230
Property, plant and equipment, net of accumulated depreciation of $628,127 and $597,989	537,187	564,426
Investments in joint venture partnerships	14,524	14,808
Goodwill	324,831	327,264
Intangibles, net of accumulated amortization of $13,963 and $14,139	11,146	13,264
Other assets	17,483	18,520
Total assets	$1,383,769	$1,405,512
Liabilities and Equity
Current liabilities:
Short-term borrowings	$696	$9,174
Accounts payable	91,771	96,348
Accrued payroll and related liabilities	22,206	24,002
Environmental liabilities	1,096	754
Accrued income taxes	—	388
Other accrued liabilities	37,052	35,468
Total current liabilities	152,821	166,134
Deferred income taxes	24,611	22,929
Long-term debt, net of current maturities	378,217	372,663
Environmental liabilities, net of current portion	48,403	49,040
Other long-term liabilities	12,940	13,547
Total liabilities	616,992	624,313
Commitments and contingencies (Note 6)
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 26,324 and 26,171 shares issued and outstanding	26,324	26,171
Class B common stock – 25,000 shares $1.00 par value authorized, 306 and 393 shares issued and outstanding	306	393
Additional paid-in capital	13,479	7,476
Retained earnings	737,346	751,879
Accumulated other comprehensive loss	(15,959)	(9,361)
Total SSI shareholders’ equity	761,496	776,558
Noncontrolling interests	5,281	4,641
Total equity	766,777	781,199
Total liabilities and equity	$1,383,769	$1,405,512
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Revenues	$626,147	$662,210	$1,213,891	$1,255,030
Operating expense:
Cost of goods sold	571,140	600,786	1,113,558	1,142,670
Selling, general and administrative	45,856	48,760	93,406	96,754
Income from joint ventures	(367)	(266)	(777)	(131)
Other asset impairment charges	928	—	928	—
Restructuring charges and other exit-related costs	2,006	1,540	3,819	3,133
Operating income	6,584	11,390	2,957	12,604
Interest expense	(2,816)	(2,354)	(5,517)	(4,371)
Other income (expense), net	(142)	(49)	33	271
Income (loss) before income taxes	3,626	8,987	(2,527)	8,504
Income tax expense	(986)	(244)	(201)	(1,205)
Net income (loss)	2,640	8,743	(2,728)	7,299
Net income attributable to noncontrolling interests	(851)	(100)	(1,712)	(329)
Net income (loss) attributable to SSI	$1,789	$8,643	$(4,440)	$6,970

Net income (loss) per share attributable to SSI:
Basic	$0.07	$0.32	$(0.17)	$0.26
Diluted	$0.07	$0.32	$(0.17)	$0.26
Weighted average number of common shares:
Basic	26,825	26,640	26,790	26,597
Diluted	26,947	26,781	26,790	26,751
Dividends declared per common share	$0.188	$0.188	$0.376	$0.376
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Net income (loss)	$2,640	$8,743	$(2,728)	$7,299
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments(1)	(5,688)	(5,518)	(6,579)	(6,777)
Cash flow hedges, net(2)	(229)	5	(108)	22
Pension obligations, net(3)	45	151	89	526
Total other comprehensive loss, net of tax	(5,872)	(5,362)	(6,598)	(6,229)
Comprehensive income (loss)	(3,232)	3,381	(9,326)	1,070
Less amounts attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	(851)	(100)	(1,712)	(329)
Foreign currency translation adjustment attributable to redeemable noncontrolling interest	—	(886)	—	(1,059)
Total amounts attributable to noncontrolling interests	(851)	(986)	(1,712)	(1,388)
Comprehensive income (loss) attributable to SSI	$(4,083)	$2,395	$(11,038)	$(318)
_____________________________

(1)	Net of tax benefit of zero, $(353) thousand, zero and $(444) thousand for each respective period.

(2)	Net of tax expense (benefit) of $(76) thousand, $1 thousand, $(99) thousand and $24 thousand for each respective period.

(3)	Net of tax expense of $26 thousand, $87 thousand, $51 thousand and $303 thousand for each respective period.

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended February 28,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(2,728)	$7,299
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Other asset impairment charges	928	—
Exit-related asset impairment charges	566	—
Depreciation and amortization	41,047	41,573
Deferred income taxes	1,803	2,919
Undistributed equity in earnings of joint ventures	(777)	(349)
Share-based compensation expense	7,180	7,156
Excess tax benefit from share-based payment arrangements	(54)	—
(Gain) loss on disposal of assets	(66)	188
Unrealized foreign exchange loss, net	808	469
Bad debt expense (recoveries), net	400	(572)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	5,342	(32,168)
Inventories	(7,581)	(45,736)
Income taxes	(3,284)	825
Prepaid expenses and other current assets	1,464	(11,312)
Intangibles and other long-term assets	273	378
Accounts payable	1,758	(10,595)
Accrued payroll and related liabilities	(1,771)	511
Other accrued liabilities	(115)	(5,366)
Environmental liabilities	(337)	21
Other long-term liabilities	(198)	(315)
Distributed equity in earnings of joint ventures	1,040	1,279
Net cash provided by (used in) operating activities	45,698	(43,795)
Cash flows from investing activities:
Capital expenditures	(21,064)	(47,823)
Joint venture payments, net	(1,468)	(510)
Proceeds from sale of assets	635	711
Acquisitions, net of cash acquired	(2,160)	(22,667)
Net cash used in investing activities	(24,057)	(70,289)
Cash flows from financing activities:
Proceeds from line of credit	257,500	315,000
Repayment of line of credit	(266,000)	(315,000)
Borrowings from long-term debt	185,027	158,324
Repayment of long-term debt	(180,477)	(94,987)
Taxes paid related to net share settlement of share-based payment arrangements	(676)	(1,161)
Excess tax benefit from share-based payment arrangements	54	—
Stock options exercised	240	300
Contributions from noncontrolling interest	—	1,970
Distributions to noncontrolling interest	(1,072)	(1,002)
Dividends paid	(9,983)	(4,952)
Net cash (used in) provided by financing activities	(15,387)	58,492
Effect of exchange rate changes on cash	668	269
Net increase (decrease) in cash and cash equivalents	6,922	(55,323)
Cash and cash equivalents as of beginning of period	13,481	89,863
Cash and cash equivalents as of end of period	$20,403	$34,540

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements of Schnitzer Steel Industries, Inc. (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all normal, recurring adjustments considered necessary for a fair statement have been included. Management suggests that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2013. The results for the three and six months ended February 28, 2014 and 2013 are not necessarily indicative of the results of operations for the entire year.
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
The Company assessed the materiality of this classification error under the guidance in ASC 250-10 relating to SEC’s Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and concluded that the previously issued financial statements for the nine months ended May 31, 2013 and the year ended August 31, 2013 were not materially misstated. The Company also evaluated the impact of correcting the error through an adjustment to its financial statements and concluded, based on the guidance within ASC 250-10 relating to SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to revise its previously issued financial statements to reflect the impact of the correction of the classification error. The consolidated statements of cash flows for the year ended August 31, 2013 and for the nine months ended May 31, 2013 will be revised in the Company’s 2014 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the third quarter of fiscal 2014, respectively, to correct the classification error.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Changes
In February 2013, an accounting standards update was issued that amends the reporting of amounts reclassified out of accumulated other comprehensive income. This standard does not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, the guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component, either on the face of the financial statement where net income is presented or in the notes to the financial statements. The Company adopted the new requirement in the first quarter of fiscal 2014 with no impact to the Company’s Unaudited Condensed Consolidated Financial Statements, except for the change in presentation. The Company has chosen to present amounts reclassified out of accumulated other comprehensive income in the notes to the financial statements. See Note 10 - Accumulated Other Comprehensive Loss for further detail.
During the first quarter of fiscal 2014, the Company elected to change its annual goodwill impairment testing date from February 28 to July 1 of each year. See Note 4 - Goodwill for further detail.
Cash and Cash Equivalents
Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding checks in excess of funds on deposit of $31 million as of February 28, 2014 and August 31, 2013.
Other Assets
The Company’s other assets, exclusive of prepaid expenses, consist primarily of receivables from insurers, notes and other contractual receivables, and assets held for sale. Other assets are reported within either prepaid expenses and other current assets or other assets in the Condensed Consolidated Balance Sheets based on their expected use either during or beyond the current operating cycle of one year from the reporting date. Other assets are reported net of an allowance for credit losses on notes and other contractual receivables of $8 million as of February 28, 2014 and August 31, 2013.

As of February 28, 2014 and August 31, 2013, the Company reported $4 million and $3 million of assets held for sale within prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. During the second quarter of fiscal 2014, the Company recorded impairment charges for the initial and subsequent write-down of certain equipment held for sale to its fair value less cost to sell of $1 million, which are reported within other asset impairment charges in the Condensed Consolidated Statements of Operations. The Company determined fair value using Level 3 inputs under the fair value hierarchy consisting of information provided by brokers and other external sources along with management's own assumptions. See Note 11 - Fair Value Measurements for further detail.
Derivative Financial Instruments
The Company records derivative instruments in prepaid expenses and other current assets or other accrued liabilities in the Condensed Consolidated Balance Sheets at fair value, and changes in the fair value are either recognized in other comprehensive income (loss) in the Condensed Consolidated Statements of Comprehensive Income (Loss) or net income (loss) in the Condensed Consolidated Statements of Operations, as applicable, depending on the nature of the underlying exposure, whether the derivative has been designated as a hedge and, if designated as a hedge, the extent to which the hedge is effective. Amounts included in accumulated other comprehensive income (loss) are reclassified to earnings in the period in which earnings are impacted by the hedged items, in the period that the hedged transaction is deemed no longer likely to occur, or in the period the derivative is terminated. For cash flow hedges, a formal assessment is made, both at the hedge’s inception and on an ongoing basis, to determine whether the derivatives that are designated as hedging instruments have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. To the extent the hedge is determined to be ineffective, the ineffective portion is immediately recognized in earnings. Cash flows from derivatives are recognized in the Condensed Consolidated Statements of Cash Flows in a manner consistent with the underlying transactions. See Note 11 - Fair Value Measurements and Note 12 - Derivative Financial Instruments for further detail.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, notes and other contractual receivables and derivative financial instruments. The majority of cash and cash equivalents are maintained with two major financial institutions (Bank of America and Wells Fargo Bank, N.A.). Balances in these institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250,000 as of February 28, 2014. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, letters of credit or other collateral, cash deposits and monitoring procedures. The Company is exposed to a residual credit risk with respect

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

to open letters of credit by virtue of the possibility of the failure of a bank providing a letter of credit. The Company had $64 million and $94 million of open letters of credit relating to accounts receivable as of February 28, 2014 and August 31, 2013, respectively. The counterparties to the Company's derivative financial instruments are major financial institutions.
Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, debt and derivative contracts. The Company uses the market approach to value its financial assets and liabilities, determined using available market information. The net carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. For long-term debt, which is primarily at variable interest rates, fair value is estimated using observable inputs (Level 2) and approximates its carrying value. Derivative contracts are reported at fair value. See Note 11 - Fair Value Measurements and Note 12 - Derivative Financial Instruments for further detail.
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

When developing the fair value measurements, the Company uses quoted market prices whenever available or seeks to maximize the use of observable inputs and minimize the use of unobservable inputs when quoted market prices are not available. See Note 11 - Fair Value Measurements for further detail.
Restructuring Charges
Restructuring charges consist of severance, contract termination and other restructuring-related costs. A liability for severance costs is typically recognized when the plan of termination has been communicated to the affected employees and is measured at its fair value at the communication date. Contract termination costs consist primarily of costs that will continue to be incurred under operating leases for their remaining terms without economic benefit to the Company. A liability for contract termination costs is recognized at the date the Company ceases using the rights conveyed by the lease contract and is measured at its fair value, which is determined based on the remaining contractual lease rentals reduced by estimated sublease rentals. A liability for other restructuring costs is measured at its fair value in the period in which the liability is incurred. See Note 7 - Restructuring Charges and Other Exit-Related Costs for further detail.
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

Note 2 - Inventories, net

Inventories, net consisted of the following (in thousands):

	February 28, 2014	August 31, 2013
Processed and unprocessed scrap metal	$139,729	$132,485
Semi-finished goods (billets)	13,185	10,745
Finished goods	62,341	56,830
Supplies	37,594	35,989
Inventories, net	$252,849	$236,049

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
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

Note 4 - Goodwill

During the first quarter of fiscal 2014, the Company changed its annual goodwill impairment testing date from February 28 to July 1 of each year. The Company believes this new testing date is preferable because it allows the Company to better align the annual goodwill impairment testing procedures with the Company’s year-end financial reporting as well as its annual budgeting cycle and allows the Company visibility into fourth quarter operating results which are typically significant to its annual performance. The Company most recently performed an assessment of the goodwill in each of its reporting units during the fourth quarter of fiscal 2013. This change in accounting principle did not delay, accelerate or cause the Company to avoid an impairment charge. As a result of this change, the Company will complete its next annual goodwill impairment test during the fourth quarter of fiscal 2014.

There were no triggering events identified during the first or second quarters of fiscal 2014 requiring an interim goodwill impairment test of our reporting units. Additional sustained declines in or a lack of recovery in market conditions from current levels, a trend of weaker than anticipated Company financial performance including the pace and extent of operating margin and volume recovery, a sustained decline in the Company’s share price from current levels, or an increase in the market-based weighted-average cost of capital, among other factors, could significantly impact the impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on the Company’s financial condition and results of operations.

The gross changes in the carrying amount of goodwill by reporting segment for the six months ended February 28, 2014 were as follows (in thousands):

	Metals Recycling Business	Auto Parts Business	Total
Balance as of August 31, 2013	$147,213	$180,051	$327,264
Acquisitions	—	586	586
Acquisition accounting adjustments	—	(51)	(51)
Foreign currency translation adjustment	(1,730)	(1,238)	(2,968)
Balance as of February 28, 2014	$145,483	$179,348	$324,831

Accumulated goodwill impairment charges were $321 million as of February 28, 2014 and August 31, 2013.

Note 5 - Short-Term Borrowings

The Company has an unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. As of March 1, 2014, the term of this credit facility was renewed and extended to March 1, 2015. Interest rates are set by the bank at the time of borrowing. The Company had zero and $9 million in borrowings outstanding under this credit line as of February 28, 2014 and August 31, 2013. The credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge ratio and a maximum leverage ratio.

Note 6 - Commitments and Contingencies

The Company evaluates the adequacy of its environmental liabilities on a quarterly basis. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which liabilities were established.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the Company’s environmental liabilities for the six months ended February 28, 2014 were as follows (in thousands):

Reporting Segment	Balance as of August 31, 2013	Liabilities Established (Released), Net	Payments and Other	Balance as of February 28, 2014	Short-Term	Long-Term
Metals Recycling Business	$30,520	$(312)	$(231)	$29,977	$345	$29,632
Auto Parts Business	18,774	373	(120)	19,027	556	18,471
Corporate	500	—	(5)	495	195	300
Total	$49,794	$61	$(356)	$49,499	$1,096	$48,403

Metals Recycling Business (“MRB”)
As of February 28, 2014, MRB had environmental liabilities of $30 million for the potential remediation of locations where it has conducted business and has environmental liabilities from historical or recent activities.

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

On March 30, 2012, the LWG submitted to the EPA and made available on its website a draft feasibility study (“draft FS”) for the Site based on approximately ten years of work and $100 million in costs classified by the LWG as investigation related. The draft FS identifies ten possible remedial alternatives which range in estimated cost from approximately $170 million to $250 million (net present value) for the least costly alternative to approximately $1.08 billion to $1.76 billion (net present value) for the most costly and estimates a range of two to 28 years to implement the remedial work, depending on the selected alternative. The draft FS does not determine who is responsible for remediation costs, define the precise cleanup boundaries or select remedies. The draft FS is being reviewed and is likely to be subject to revisions, which could be significant, prior to its approval by the EPA. While the draft FS is an important step in the EPA’s development of a proposed plan for addressing the Site, a final decision on the nature and extent of the required remediation will occur only after the EPA has prepared a proposed plan for public review and issued a record of decision (“ROD”). Currently available information indicates that the EPA does not expect to issue its final ROD selecting a remedy for the Site until at least 2016. Responsibility for implementing and funding the EPA’s selected remedy will be determined in a separate allocation process, which is currently underway.

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

Other MRB Sites
As of February 28, 2014, the Company had environmental liabilities related to various MRB sites other than Portland Harbor of $29 million. The liabilities relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues and were not individually material at any site.

Auto Parts Business (“APB”)
As of February 28, 2014, the Company had environmental liabilities related to various APB sites of $19 million. The liabilities relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues and were not individually material at any site.

Steel Manufacturing Business (“SMB”)
SMB’s electric arc furnace generates dust (“EAF dust”) that is classified as hazardous waste by the EPA because of its zinc and lead content. As a result, the Company captures the EAF dust and ships it in specialized rail cars to a firm that applies a treatment that allows the EAF dust to be delisted as hazardous waste so it can be disposed of as a non-hazardous solid waste.

SMB has an operating permit issued under Title V of the Clean Air Act Amendments of 1990, which governs certain air quality standards. The permit is based on an annual production capacity of 950 thousand tons. The permit was first issued in 1998 and has since been renewed through February 1, 2018.

SMB had no environmental liabilities as of February 28, 2014.

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

Note 7 - Restructuring Charges and Other Exit-Related Costs

In the fourth quarter of fiscal 2012, the Company announced and undertook a number of restructuring initiatives designed to extract greater synergies from the significant acquisitions and technology investments made in recent years, achieve further integration between MRB and APB, realign the Company’s organization to support its future growth and decrease operating expenses by streamlining functions and reducing organizational layers. These initiatives were substantially completed by the end of fiscal 2013.

In the first quarter of fiscal 2014, the Company announced and began implementing additional restructuring initiatives to further reduce its annual operating expenses through headcount reductions, productivity improvements, procurement savings and other operational efficiencies. The Company expects to incur restructuring charges of $5 million in connection with these initiatives, with substantially all of the charges expected to be incurred by the end of fiscal 2014. The vast majority of the restructuring charges will require the Company to make cash payments.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition to the restructuring charges recorded in connection with these initiatives, the Company incurred other exit-related costs consisting of asset impairments related to site closures.

Restructuring charges and other exit-related costs were comprised of the following (in thousands):

	Three Months Ended February 28, 2014			Three Months Ended February 28, 2013
	Q4’12 Plan	Q1’14 Plan	Total Charges	Q4’12 Plan	Q1’14 Plan	Total Charges
Restructuring charges:
Severance costs	$(39)	$1,182	$1,143	$116	$—	$116
Contract termination costs	106	(9)	97	19	—	19
Other restructuring costs	—	200	200	1,405	—	1,405
Total restructuring charges	67	1,373	1,440	1,540	—	1,540
Other exit-related costs:
Asset impairments	$—	$566	$566	$—	$—	$—
Total exit-related costs	—	566	566	—	—	—
Total restructuring charges and exit-related costs	$67	$1,939	$2,006	$1,540	$—	$1,540

	Six Months Ended February 28, 2014			Six Months Ended February 28, 2013
	Q4’12 Plan	Q1’14 Plan	Total Charges	Q4’12 Plan	Q1’14 Plan	Total Charges
Restructuring charges:
Severance costs	$(13)	$2,259	$2,246	$1,055	$—	$1,055
Contract termination costs	568	29	597	24	—	24
Other restructuring costs	—	410	410	2,054	—	2,054
Total restructuring charges	555	2,698	3,253	3,133	—	3,133
Other exit-related costs:
Asset impairments	$—	$566	$566	$—	$—	$—
Total exit-related costs	—	566	566	—	—	—
Total restructuring charges and exit-related costs	$555	$3,264	$3,819	$3,133	$—	$3,133

	Total Charges
	Q4’12 Plan	Q1’14 Plan	Total
Total restructuring charges to date	$13,473	$2,698	$16,171
Total expected restructuring charges	$13,500	$5,200	$18,700

The following illustrates the reconciliation of the restructuring liability by major type of costs for the six months ended February 28, 2014 (in thousands):

	Q4’12 Plan				Q1’14 Plan				Total Charges to Date	Total Expected Charges
	Balance 8/31/2013	Charges	Payments and Other	Balance 2/28/2014	Balance 8/31/2013	Charges	Payments and Other	Balance 2/28/2014
Severance costs	$278	$(13)	$(227)	$38	$—	$2,259	$(1,300)	$959	$7,430	$9,600
Contract termination costs	3,027	568	(1,835)	1,760	—	29	(6)	23	4,266	4,600
Other restructuring costs	—	—	—	—	—	410	(410)	—	4,475	4,500
Total	$3,305	$555	$(2,062)	$1,798	$—	$2,698	$(1,716)	$982	$16,171	$18,700

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The amounts of restructuring charges and other exit-related costs relating to each segment were as follows (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,		Total Charges to Date	Total Expected Charges
	2014	2013	2014	2013
Restructuring charges:
Metals Recycling Business	$860	$60	$2,152	$610	$6,560	$8,100
Auto Parts Business	435	24	496	211	968	1,500
Unallocated (Corporate)	145	1,456	605	2,312	8,643	9,100
Total restructuring charges	1,440	1,540	3,253	3,133	16,171	18,700
Other exit-related costs:
Metals Recycling Business	566	—	566	—	566
Total exit-related costs	566	—	566	—	566
Total restructuring charges and other exit-related costs	2,006	1,540	3,819	3,133	16,737
The Company does not allocate restructuring charges and other exit-related costs to the segments’ operating results because management does not include this information in its measurement of the performance of the operating segments.

Note 8 - Redeemable Noncontrolling Interest

In March 2011, the Company, through a wholly-owned acquisition subsidiary, acquired substantially all of the metals recycling assets of a Canadian business. As part of the purchase consideration, the Company issued the seller common shares equal to 20% of the issued and outstanding capital stock of the Company’s acquisition subsidiary. Under the terms of an agreement related to the acquisition, the noncontrolling interest holder had the right to require the Company to purchase its interest in the Company’s acquisition subsidiary for fair value upon the occurrence of certain triggering events.

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

Following is a reconciliation of the changes in the redeemable noncontrolling interest for the six months ended February 28, 2013 (in thousands):

Fiscal 2013
Balances - September 1 (Beginning of period)	$22,248
Net loss attributable to noncontrolling interest	(903)
Currency translation adjustment	(1,059)
Capital contributions from noncontrolling interest holder	1,970
Adjustment to fair value	2,504
Balances - February 28 (End of period)	$24,760

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Changes in Equity

The following is a summary of the changes in equity for the six months ended February 28, 2014 and 2013 (in thousands):

	Fiscal 2014			Fiscal 2013
	SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity	SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balances - September 1 (Beginning of period)	$776,558	$4,641	$781,199	$1,080,583	$5,113	$1,085,696
Net income (loss) (1)	(4,440)	1,712	(2,728)	6,970	1,232	8,202
Other comprehensive loss, net of tax(2)	(6,598)	—	(6,598)	(7,288)	—	(7,288)
Distributions to noncontrolling interests	—	(1,072)	(1,072)	—	(1,002)	(1,002)
Restricted stock withheld for taxes	(676)	—	(676)	(1,161)	—	(1,161)
Stock options exercised	240	—	240	300	—	300
Share-based compensation	7,180	—	7,180	7,156	—	7,156
Excess tax deficiency from stock options exercised and restricted stock units vested	(674)	—	(674)	(852)	—	(852)
Adjustments to fair value of redeemable noncontrolling interest	—	—	—	(2,504)	—	(2,504)
Cash dividends	(10,094)	—	(10,094)	(9,915)	—	(9,915)
Balances - February 28 (End of period)	$761,496	$5,281	$766,777	$1,073,289	$5,343	$1,078,632
_____________________________

(1)
Net income attributable to noncontrolling interests for the six months ended February 28, 2013 excludes net losses of $(903) thousand allocable to the redeemable noncontrolling interest. See Note 8 - Redeemable Noncontrolling Interest.

(2)
Other comprehensive loss, net of tax for the six months ended February 28, 2013 excludes $(1) million relating to foreign currency translation adjustments for the redeemable noncontrolling interest. See Note 8 - Redeemable Noncontrolling Interest.

Note 10 - Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, for the three months ended February 28, 2014 were as follows:

	Foreign Currency Translation Adjustments	Pension Obligations, net	Net Unrealized Gain/(Loss) on Cash Flow Hedges	Total
Balance as of November 30, 2013	$(7,314)	$(2,773)	$—	$(10,087)
Other comprehensive loss before reclassifications	(5,688)	—	(305)	(5,993)
Income tax benefit	—	—	76	76
Other comprehensive loss before reclassifications, net of tax	(5,688)	—	(229)	(5,917)
Amounts reclassified from accumulated other comprehensive loss	—	71	—	71
Income tax expense	—	(26)	—	(26)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	45	—	45
Net periodic other comprehensive income (loss)	(5,688)	45	(229)	(5,872)
Balance as of February 28, 2014	$(13,002)	$(2,728)	$(229)	$(15,959)

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in accumulated other comprehensive loss, net of tax, for the six months ended February 28, 2014 were as follows:

	Foreign Currency Translation Adjustments	Pension Obligations, net	Net Unrealized Gain/(Loss) on Cash Flow Hedges	Total
Balance as of August 31, 2013	$(6,423)	$(2,817)	$(121)	$(9,361)
Other comprehensive loss before reclassifications	(6,579)	—	(305)	(6,884)
Income tax benefit	—	—	76	76
Other comprehensive loss before reclassifications, net of tax	(6,579)	—	(229)	(6,808)
Amounts reclassified from accumulated other comprehensive loss	—	140	98	238
Income tax (expense) benefit	—	(51)	23	(28)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	89	121	210
Net periodic other comprehensive income (loss)	(6,579)	89	(108)	(6,598)
Balance as of February 28, 2014	$(13,002)	$(2,728)	$(229)	$(15,959)
Reclassifications from accumulated other comprehensive loss, both individually and in the aggregate, were immaterial to the Unaudited Condensed Consolidated Statements of Operations.

Note 11 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value as of February 28, 2014 and August 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company and the type of measurement.

(in thousands)	Assets (Liabilities) at Fair Value		Fair Value Measurement Level	Type of Measurement	Balance Sheet Classification
	February 28, 2014	August 31, 2013
Assets:
Assets held for sale	$657	$2,902	Level 3	Non-recurring	Prepaid expenses and other current assets
Impaired long-lived assets	1,000	—	Level 3	Non-recurring	Property, plant and equipment, net
Investment in joint venture partnership	—	3,261	Level 3	Non-recurring	Investments in joint venture partnerships
Total assets	$1,657	$6,163
Liabilities:
Contract termination costs	$—	$(1,672)	Level 3	Non-recurring	Other accrued liabilities and Other long-term liabilities
Foreign currency exchange forward contracts	(316)	—	Level 2	Recurring	Other accrued liabilities
Total liabilities	$(316)	$(1,672)

Note 12 - Derivative Financial Instruments

In the second quarter of fiscal 2014, the Company entered into a series of foreign currency exchange forward contracts to sell U.S. Dollars in order to hedge a portion of its exposure to fluctuating rates of exchange on anticipated U.S. Dollar-denominated sales by its Canadian subsidiary with a functional currency of the Canadian Dollar. The Company utilized intercompany foreign currency derivatives and offsetting derivatives with external counterparties in order to designate the intercompany derivatives as hedging instruments. As of February 28, 2014, the Company had six individual foreign currency exchange forward contracts with external counterparties for a total notional amount of $41 million, which have various settlement dates through September 30, 2014. The

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

contracts with external counterparties are reported at fair value in the Condensed Consolidated Balance Sheets measured using quoted foreign currency exchange rates. See Note 11 - Fair Value Measurements for further detail.

The fair value of derivative instruments in the Condensed Consolidated Balance Sheets are as follows (in thousands):

	Asset (Liability) Derivatives
		Fair Value
	Balance Sheet Location	February 28, 2014	August 31, 2013
Foreign currency exchange forward contracts	Other accrued liabilities	$(316)	$—

The following table summarizes the results of cash flow hedging relationships for the three and six months ended February 28 (in thousands):

	Derivative Gain (Loss) Recognized in Accumulated Other Comprehensive Loss, net of tax
	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Foreign currency exchange forward contracts	$(229)	$—	$(229)	$—

Note 13 - Share-Based Compensation

In the first quarter of fiscal 2014, as part of the annual awards under the Company’s Long-Term Incentive Plan, the Compensation Committee of the Company's Board of Directors granted 219,504 restricted stock units (“RSU”) and 219,504 performance share awards to the Company's key employees and officers under the Company’s 1993 Stock Incentive Plan, as amended.

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

In the second quarter of fiscal 2014, the Company granted a deferred stock unit ("DSU") award to each of its non-employee directors under the Company's 1993 Stock Incentive Plan. John Carter, the Company's Chairman, and Tamara Lundgren, President and Chief Executive Officer, receive compensation pursuant to their employment agreements and do not receive DSUs. One DSU gives the director the right to receive one share of Class A common stock at a future date. The grant included a total of 30,848 shares that will vest on the day before the Company's 2015 annual meeting, subject to continued Board service. The total value of these awards is not material.

Note 14 - Income Taxes

The effective tax rate for the Company’s operations for the three and six months ended February 28, 2014 was an expense of 27.2% and 8.0%, respectively, compared to 2.7% and 14.2%, respectively, for the three and six months ended February 28, 2013.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the difference between the federal statutory rate and the Company’s effective rate is as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014(1)	2013
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of credits	0.5	(0.5)	5.5	(1.0)
Foreign income taxed at different rates	1.7	0.6	(18.2)	0.7
Section 199 deduction	(1.9)	(11.9)	0.3	(12.9)
Non-deductible officers’ compensation	0.7	0.5	(0.3)	0.6
Noncontrolling interests	(2.3)	(2.2)	1.1	(5.1)
Research and development credits	(0.3)	(2.2)	0.3	(3.6)
Valuation allowance on deferred tax assets	(8.5)	(16.8)	(29.3)	—
Unrecognized tax benefits	1.4	—	(2.0)	—
Other	0.9	0.2	(0.4)	0.5
Effective tax rate	27.2%	2.7%	(8.0)%	14.2%
_____________________________

(1)
For periods with reported pre-tax losses, the effect of reconciling items with positive (negative) signs is tax benefit in excess of (less than) the benefit calculated by applying the federal statutory rate to the pre-tax loss.

The effective tax rate for the first six months of fiscal 2014 was impacted primarily by the recognition of a full valuation allowance on the current period benefit associated with foreign operations losses and the impact of the lower financial performance of foreign operations, which are taxed at more favorable rates. The effective tax rate for the second quarter of fiscal 2014 benefited primarily from the partial realization of previously reserved tax benefits in the foreign jurisdiction as a result of taxable income generated during the period.

The effective tax rate for the second quarter and first six months of fiscal 2013 benefited from increased domestic production activities deductions and research and development credits of $1 million. The effective tax rate for the second quarter of fiscal 2013 also benefited from the release of a valuation allowance on deferred tax assets of a foreign subsidiary of $2 million due to a change in the Company's facts and circumstances with respect to the feasibility of implementing a change in its foreign subsidiaries' operating structure which allowed the Company to rely on future forecasted taxable income and conclude that, at that time, it was more likely than not that the associated tax benefit would be realized. The valuation allowance had been recognized in the first quarter of fiscal 2013 as a result of an assessment indicating that, at that time, it was more likely than not that the associated tax benefit would not be realized.
The Company will continue to regularly assess the realizability of deferred tax assets. Changes in historical earnings performance and future earnings projections, among other factors, may cause the Company to adjust its valuation allowance on deferred tax assets, which would impact its results of operations in the period it determines that these factors have changed.
The Company files federal and state income tax returns in the U.S. and foreign tax returns in Puerto Rico and Canada. The federal statute of limitations has expired for fiscal 2009 and prior years. The Canadian and several state tax authorities are currently examining returns for fiscal years 2005 to 2012.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Net Income (Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income (loss) per share attributable to SSI (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Net income (loss)	$2,640	$8,743	$(2,728)	$7,299
Net income attributable to noncontrolling interests	(851)	(100)	(1,712)	(329)
Net income (loss) attributable to SSI	$1,789	$8,643	$(4,440)	$6,970
Computation of shares:
Weighted average common shares outstanding, basic	26,825	26,640	26,790	26,597
Incremental common shares attributable to dilutive stock options, performance share awards, DSUs and RSUs	122	141	—	154
Weighted average common shares outstanding, diluted	26,947	26,781	26,790	26,751

Common stock equivalent shares of 591,662 and 1,175,976 were considered antidilutive and were excluded from the calculation of diluted net income (loss) per share for the three and six months ended February 28, 2014, respectively, compared to 599,184 and 622,664 common stock equivalent shares for the three and six months ended February 28, 2013, respectively.

Note 16 - Related Party Transactions

The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $7 million and $6 million for the three months ended February 28, 2014 and 2013, respectively, and $14 million and $12 million for the six months ended February 28, 2014 and 2013, respectively. Net advances to these joint ventures were $1 million for each of the three months ended February 28, 2014 and 2013, and $1 million for each of the six months ended February 28, 2014 and 2013. The Company owed $2 million and $3 million to joint ventures as of February 28, 2014 and August 31, 2013, respectively. Amounts receivable from joint venture partners were $1 million as of February 28, 2014 and August 31, 2013.

In connection with the acquisition of the assets of a metals recycling business in March 2011, the Company had entered into a series of agreements to obtain barging and other services and lease property with entities owned by the minority shareholder of the Company’s subsidiary that operates its MRB facilities in British Columbia and Alberta, Canada. On March 8, 2013, the Company purchased the noncontrolling interest in that subsidiary and, as a result, those entities under common ownership of the former minority shareholder ceased to be related parties of the Company. The Company paid $2 million and $4 million, primarily for barging services, under these agreements for the three and six months ended February 28, 2013.

Thomas D. Klauer, Jr., President of the Company’s Auto Parts Business, is the sole shareholder of a corporation that is the 25% minority partner in a partnership in which the Company is the 75% partner and which operates five self-service stores in Northern California. Mr. Klauer’s 25% share of the profits of this partnership totaled less than $1 million for the three months ended February 28, 2014 and 2013, and $1 million for the six months ended February 28, 2014 and 2013. The partnership leases properties from entities in which Mr. Klauer has ownership interests under agreements that expire in March 2016 with options to renew the leases, upon expiration, for multiple periods. The rent paid by the partnership to the entities in which Mr. Klauer has ownership interests was less than $1 million for each of the three months ended February 28, 2014 and 2013, and for each of the six months ended February 28, 2014 and 2013.

Certain members of the Schnitzer family own significant interests in, or are related to owners of, MMGL Corp (“MMGL,” formerly known as Schnitzer Investment Corp.), which is engaged in the real estate business and was a subsidiary of the Company prior to 1989. MMGL is considered a related party for financial reporting purposes. The Company and MMGL are both potentially responsible parties with respect to Portland Harbor, which has been designated as a Superfund site since December 2000. The Company and MMGL have worked together in response to Portland Harbor matters, and the Company has paid all of the legal and consulting fees for the joint defense, in part due to its environmental indemnity obligation to MMGL with respect to the Portland scrap metal operations property. The Company and MMGL have agreed to an equitable cost sharing arrangement with respect to defense costs under which MMGL will pay 50% of the legal and consulting costs, net of insurance recoveries. The amounts receivable from (payable to) MMGL vary from period to period because of the timing of incurring legal and consulting fees, payments for cost reimbursements and insurance recoveries. Amounts receivable from MMGL under this agreement were less than $1 million as of February 28, 2014 and August 31, 2013.

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

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision maker for the purpose of corporate management. The Company uses operating income to measure segment performance. The Company does not allocate corporate interest income and expense, income taxes, other income and expenses related to corporate activity or corporate expense for management and administrative services that benefit all three segments. In addition, the Company does not allocate restructuring charges and other exit-related costs to the segment operating income because management does not include this information in its measurement of the performance of the operating segments. Because of this unallocated income and expense, the operating income of each reporting segment does not reflect the operating income the reporting segment would report as a stand-alone business.

The table below illustrates the Company’s operating results by reporting segment (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Revenues:
Metals Recycling Business:
Revenues	$535,690	$576,191	$1,025,999	$1,070,652
Less: Intersegment revenues	(45,140)	(42,461)	(94,893)	(89,717)
MRB external customer revenues	490,550	533,730	931,106	980,935
Auto Parts Business:
Revenues	76,360	78,082	155,995	147,637
Less: Intersegment revenues	(22,219)	(20,849)	(42,790)	(36,818)
APB external customer revenues	54,141	57,233	113,205	110,819
Steel Manufacturing Business:
Revenues	81,456	71,247	169,580	163,276
Total revenues	$626,147	$662,210	$1,213,891	$1,255,030

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below illustrates the reconciliation of the Company’s segment operating income to income (loss) before income taxes (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Metals Recycling Business	$10,605	$14,158	$11,195	$19,812
Auto Parts Business	4,575	6,711	10,184	13,075
Steel Manufacturing Business	3,573	1,041	5,318	4,445
Segment operating income	18,753	21,910	26,697	37,332
Restructuring charges and other exit-related costs	(2,006)	(1,540)	(3,819)	(3,133)
Corporate and eliminations	(10,163)	(8,980)	(19,921)	(21,595)
Operating income	6,584	11,390	2,957	12,604
Interest expense	(2,816)	(2,354)	(5,517)	(4,371)
Other income (expense), net	(142)	(49)	33	271
Income (loss) before income taxes	$3,626	$8,987	$(2,527)	$8,504

The following is a summary of the Company’s total assets by reporting segment (in thousands):

	February 28, 2014	August 31, 2013
Metals Recycling Business(1)	$1,325,158	$1,316,202
Auto Parts Business	350,163	359,977
Steel Manufacturing Business	336,696	330,282
Total segment assets	2,012,017	2,006,461
Corporate and eliminations	(628,248)	(600,949)
Total assets	$1,383,769	$1,405,512
_____________________________

(1)	MRB total assets include $15 million as of February 28, 2014 and August 31, 2013 for investments in joint venture partnerships.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section includes a discussion of our operations for the three and six months ended February 28, 2014 and 2013. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2013 and the Unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in Part I, Item 1 of this report.
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
Forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding our expectations, intentions, beliefs and strategies regarding the future, which may include statements regarding trends, cyclicality and changes in the markets we sell into; strategic direction; changes to manufacturing and production processes; the cost of and the status of any agreements or actions related to our compliance with environmental and other laws; expected tax rates, deductions and credits; the realization of deferred tax assets; planned capital expenditures; liquidity positions; ability to generate cash from continuing operations; the potential impact of adopting new accounting pronouncements; expected results, including pricing, sales volumes and profitability; obligations under our retirement plans; benefits, savings or additional costs from business realignment and cost containment programs; and the adequacy of accruals.
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

Executive Overview of Financial Results for the Second Quarter of Fiscal 2014

We generated consolidated revenues of $626 million in the second quarter of fiscal 2014, a decrease of 5% from the $662 million of revenues in the second quarter of fiscal 2013. Overall consolidated revenues decreased primarily due to lower average net selling prices for ferrous and nonferrous metal and lower sales volumes of export ferrous metal as a result of continued weak economic conditions that negatively impacted export demand for recycled metal, which was only partially offset by higher volumes for domestic sales of recycled ferrous metal and finished steel products.

Consolidated operating income was $7 million in the second quarter of fiscal 2014, compared to $11 million in the second quarter of fiscal 2013. Adjusted consolidated operating income in the second quarter of fiscal 2014, excluding restructuring and other exit-related costs and other asset impairment charges, was $10 million compared to adjusted consolidated operating income of $13 million in the second quarter of fiscal 2013 (see reconciliation of adjusted consolidated operating income in Non-GAAP Financial Measures at the end of Item 2). The improvement in market conditions for the export of recycled metals experienced late in the first quarter of fiscal 2014 carried into the first part of the second quarter and led to an increase in export selling prices during that period, followed by a sharp decline in the latter part of the second quarter as a result of weaker global demand and the impact of severe winter weather conditions on the domestic markets. The combination of benefits arising from the stronger market conditions in the first part of the second quarter and productivity improvements and other cost savings initiatives resulted in improved operating results in the second quarter of fiscal 2014 compared to the immediately preceding quarter. However, the combination of continued challenging ferrous and non-ferrous market conditions and the impact of continued constrained supply on the cost of raw materials worsened by disruptions caused by severe weather conditions more than offset the benefits from productivity improvements, contributing to a compression in operating margins compared to the prior year quarter. The impact of purchase costs of end-of-life vehicles at APB decreasing at a slower rate than commodity selling prices in the second quarter of fiscal 2014 also contributed to the compression in operating margins compared to the prior year quarter. These decreases were partially offset by an increase in operating income at SMB of $3 million compared to the second quarter of fiscal 2013, primarily as a result of improved demand leading to higher sales volumes and benefits from productivity improvements, and by a reduction in consolidated selling, general and administrative ("SG&A") expenses by $3 million compared to the prior year quarter primarily due to reduced employee compensation and professional services costs.

In the second quarter of fiscal 2014, we achieved $6 million in cost savings related to the restructuring and productivity initiatives announced and initiated in the first quarter of fiscal 2014 to reduce our annual operating expenses by approximately $30 million. Furthermore, in the second quarter of fiscal 2014 we identified an additional $10 million in targeted annualized cost savings, bringing the total targeted reduction in annual operating expenses to approximately $40 million. Of this amount, approximately

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

70% is expected to benefit fiscal 2014 results with the full annual benefit expected to be achieved in fiscal 2015. The reduction in expenses is expected to result from a combination of headcount reductions, implementation of operational efficiencies, reduced lease costs and other productivity improvements.

The following items summarize our consolidated financial results for the second quarter of fiscal 2014:

•	Revenues of $626 million, compared to $662 million in the second quarter of fiscal 2013;

•	Consolidated operating income of $7 million, compared to $11 million in the second quarter of fiscal 2013;

•
Adjusted consolidated operating income of $10 million, compared to adjusted consolidated operating income of $13 million in the second quarter of fiscal 2013 (see reconciliation of adjusted consolidated operating income in Non-GAAP Financial Measures at the end of Item 2);

•	Net income attributable to SSI of $2 million, or $0.07 per diluted share, compared to $9 million, or $0.32 per diluted share, in the second quarter of fiscal 2013;

•
Adjusted net income attributable to SSI of $3 million, or $0.13 per diluted share, compared to $10 million, or $0.36 per diluted share, in the second quarter of fiscal 2013 (see the reconciliation of adjusted net income and adjusted diluted earnings per share in Non-GAAP Financial Measures at the end of Item 2);

•	For the first six months of fiscal 2014, net cash provided by operating activities of $46 million, compared to net cash used in operating activities of $44 million in the prior year period; and

•
Debt, net of cash, of $359 million as of February 28, 2014, compared to $368 million as of August 31, 2013 (see the reconciliation of debt, net of cash in Non-GAAP Financial Measures at the end of Item 2).

The following items highlight the financial results for our reporting segments for the second quarter of fiscal 2014:

•	MRB revenues and operating income of $536 million and $11 million, respectively, compared to $576 million and $14 million in the second quarter of fiscal 2013, respectively;

•	APB revenues and operating income of $76 million and $5 million, respectively, compared to $78 million and $7 million in the second quarter of fiscal 2013, respectively; and

•	SMB revenues and operating income of $81 million and $4 million, respectively, compared to $71 million and $1 million in the second quarter of fiscal 2013, respectively.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

	Three Months Ended February 28,			Six Months Ended February 28,
($ in thousands)	2014	2013	% Change	2014	2013	% Change
Revenues:
Metals Recycling Business	$535,690	$576,191	(7)%	$1,025,999	$1,070,652	(4)%
Auto Parts Business	76,360	78,082	(2)%	155,995	147,637	6%
Steel Manufacturing Business	81,456	71,247	14%	169,580	163,276	4%
Intercompany revenue eliminations(1)	(67,359)	(63,310)	6%	(137,683)	(126,535)	9%
Total revenues	626,147	662,210	(5)%	1,213,891	1,255,030	(3)%
Cost of goods sold:
Metals Recycling Business	503,524	538,230	(6)%	972,124	1,004,817	(3)%
Auto Parts Business	58,119	57,529	1%	117,501	107,573	9%
Steel Manufacturing Business	76,689	68,320	12%	160,370	155,264	3%
Intercompany cost of goods sold eliminations(1)	(67,192)	(63,293)	6%	(136,437)	(124,984)	9%
Total cost of goods sold	571,140	600,786	(5)%	1,113,558	1,142,670	(3)%
Selling, general and administrative expense:
Metals Recycling Business	21,020	24,090	(13)%	42,504	46,263	(8)%
Auto Parts Business	13,666	13,842	(1)%	28,310	26,989	5%
Steel Manufacturing Business	1,194	1,886	(37)%	3,892	3,567	9%
Corporate(2)	9,976	8,942	12%	18,700	19,935	(6)%
Total selling, general and administrative expense	45,856	48,760	(6)%	93,406	96,754	(3)%
(Income) loss from joint ventures:
Metals Recycling Business	(387)	(287)	35%	(752)	(240)	213%
Change in intercompany profit elimination(3)	20	21	(5)%	(25)	109	NM
Total income from joint ventures	(367)	(266)	38%	(777)	(131)	493%
Other asset impairment charges - Metals Recycling Business	928	—	NM	928	—	NM
Operating income:
Metals Recycling Business	10,605	14,158	(25)%	11,195	19,812	(43)%
Auto Parts Business	4,575	6,711	(32)%	10,184	13,075	(22)%
Steel Manufacturing Business	3,573	1,041	243%	5,318	4,445	20%
Segment operating income	18,753	21,910	(14)%	26,697	37,332	(28)%
Restructuring charges and other exit-related costs(4)	(2,006)	(1,540)	30%	(3,819)	(3,133)	22%
Corporate expense(2)	(9,976)	(8,942)	12%	(18,700)	(19,935)	(6)%
Change in intercompany profit elimination(5)	(187)	(38)	392%	(1,221)	(1,660)	(26)%
Total operating income	$6,584	$11,390	(42)%	$2,957	$12,604	(77)%
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

(4)
Restructuring charges consist of expense for severance, contract termination and other restructuring costs that management does not include in its measurement of the performance of the operating segments. Other exit-related costs consist of asset impairments related to site closures.

(5)	Intercompany profits are not recognized until the finished products are sold to third parties; therefore, intercompany profit is eliminated while the products remain in inventory.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Revenues
Consolidated revenues in the second quarter and first six months of fiscal 2014 were $626 million and $1.2 billion, respectively, decreases of 5% and 3% compared to the same periods in the prior year. The decreases were primarily due to lower average net selling prices for ferrous and nonferrous metal and lower sales volumes of export ferrous metal as a result of continued weak economic conditions that negatively impacted export demand for recycled metal, which were only partially offset by higher volumes for domestic sales of recycled ferrous metal and finished steel products. In addition, the low price environment continued to adversely impact the supply of scrap metal and contributed to the lower sales volumes compared to the prior year periods.
Operating Income
Consolidated operating income in the second quarter and first six months of fiscal 2014 was $7 million and $3 million, respectively, compared to $11 million and $13 million in the same periods in the prior year. Adjusted consolidated operating income in the second quarter and first six months of fiscal 2014, excluding restructuring and other exit-related costs and other asset impairment charges, was $10 million and $8 million, respectively, compared to $13 million and $16 million, respectively, in the second quarter and first six months of fiscal 2013 (see reconciliation of adjusted consolidated operating income in Non-GAAP Financial Measures at the end of Item 2). The improvement in market conditions for the export of recycled metals experienced late in the first quarter of fiscal 2014 carried into the first part of the second quarter and led to an increase in export selling prices during that period, followed by a sharp decline in the latter part of the second quarter as a result of weaker global demand and the impact of severe winter weather conditions on the domestic markets. The combination of benefits arising from the stronger market conditions in the first part of the second quarter and productivity improvements and other cost savings initiatives resulted in improved operating results in the second quarter of fiscal 2014 compared to the immediately preceding quarter. However, the combination of continued challenging ferrous and non-ferrous market conditions and the impact of continued constrained supply on the cost of raw materials worsened by disruptions caused by severe weather conditions more than offset the benefits from productivity improvements, contributing to a compression in operating margins compared to the prior year periods. The impact of purchase costs of end-of-life vehicles at APB decreasing at a slower rate than commodity selling prices in the second quarter of fiscal 2014 also contributed to the compression in operating margins compared to the prior year periods. These decreases were partially offset by an increase in operating income at SMB of $3 million and $1 million for the second quarter and first six months of fiscal 2014, respectively, compared to the prior year periods, primarily as a result of improved demand leading to higher sales volumes and benefits from productivity improvements. In addition, consolidated SG&A expenses decreased by $3 million compared to the second quarter and first six months of fiscal 2014 primarily due to reduced employee compensation and professional services costs.
Consolidated operating income in the second quarter and first six months of fiscal 2014 included restructuring charges and other exit-related costs of $2 million and $4 million, respectively, consisting of severance, contract termination, other restructuring costs and exit-related asset impairments, compared to charges of $2 million and $3 million, respectively, in the comparable prior year periods. These charges are related to restructuring initiatives under two separate plans announced in the fourth quarter of fiscal 2012 (the “Q4’12 Plan”) and the first quarter of fiscal 2014 (the “Q1’14 Plan”), respectively.
In the first quarter of fiscal 2014, we initiated the Q1’14 Plan and began implementing restructuring and productivity initiatives to reduce our annual operating expenses by approximately $30 million, of which the majority will be reflected in cost of goods sold. In the second quarter and first six months of fiscal 2014, we achieved $6 million and $10 million, respectively, in cost savings related to these initiatives. Furthermore, in the second quarter of fiscal 2014, we identified an additional $10 million in targeted annualized cost savings benefiting mainly SG&A expenses, bringing the total targeted reduction in annual operating expenses to approximately $40 million. Of this amount, approximately 70% is expected to benefit fiscal 2014 results with the full annual benefit expected to be achieved in fiscal 2015. The reduction in operating expenses will primarily occur at MRB and is expected to result from a combination of headcount reductions, implementation of operational efficiencies, reduced lease costs and other productivity improvements. We expect to incur restructuring charges of approximately $5 million, substantially all in fiscal 2014, in connection with these initiatives, the vast majority of which will require us to make cash payments. In addition to the restructuring charges recorded in connection with these initiatives, in the second quarter of fiscal 2014 the Company incurred other exit-related costs of $1 million consisting of asset impairments related to site closures.

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

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Restructuring charges and other exit-related costs for the three months ended February 28, 2014 and 2013 were comprised of the following (in thousands):

	Three Months Ended February 28, 2014			Three Months Ended February 28, 2013
	Q4’12 Plan	Q1’14 Plan	Total Charges	Q4’12 Plan	Q1’14 Plan	Total Charges
Restructuring charges:
Severance costs	$(39)	$1,182	$1,143	$116	$—	$116
Contract termination costs	106	(9)	97	19	—	19
Other restructuring costs	—	200	200	1,405	—	1,405
Total restructuring charges	67	1,373	1,440	1,540	—	1,540
Other exit-related costs:
Asset impairments	—	566	566	—	—
Total exit-related costs	—	566	566	—	—
Total restructuring charges and other exit-related costs	$67	$1,939	$2,006	$1,540	$—	$1,540
Total restructuring charges to date	$13,473	$2,698	$16,171	$8,145	$—	$8,145

See Note 7 - Restructuring Charges and Other Exit-Related Costs in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional details on restructuring charges.

Interest Expense
Interest expense was $3 million and $6 million, respectively, for the second quarter and first six months of fiscal 2014, compared to $2 million and $4 million for the same periods in the prior year. The increase in interest expense was primarily due to increased average borrowings under our bank credit facilities compared to the prior year periods.

Income Tax Expense
Our effective tax rate for the second quarter and first six months of fiscal 2014 was an expense of 27.2% and 8.0%, respectively, compared to 2.7% and 14.2%, respectively, for the same periods in the prior year.

The effective tax rate for the first six months of fiscal 2014 was impacted primarily by the recognition of a full valuation allowance on the current period benefit associated with foreign operations losses and the impact of the lower financial performance of foreign operations, which are taxed at more favorable rates. The effective tax rate for the second quarter of fiscal 2014 benefited primarily from the partial realization of previously reserved tax benefits in the foreign jurisdiction as a result of taxable income generated during the period.

The effective tax rate for the second quarter and first six months of fiscal 2013 benefited from increased domestic production activities deductions and research and development credits of $1 million. The effective tax rate for the second quarter of fiscal 2013 also benefited from the release of a valuation allowance on deferred tax assets of a foreign subsidiary of $2 million due to a change in the Company's facts and circumstances with respect to the feasibility of implementing a change in our foreign subsidiaries' operating structure which allowed us to rely on future forecasted taxable income and conclude that, at that time, it was more likely than not that the associated tax benefit would be realized. The valuation allowance had been recognized in the first quarter of fiscal 2013 as a result of an assessment indicating that, at that time, it was more likely than not that the associated tax benefit would not be realized.

We will continue to regularly assess the realizability of deferred tax assets. Changes in historical earnings performance and future earnings projections, among other factors, may cause us to adjust our valuation allowance on deferred tax assets, which would impact our results of operations in the period we determine that these factors have changed.

The effective tax rate for fiscal 2014 is expected to be approximately 39%, subject to financial performance for the remainder of the year.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Financial Results by Segment
We operate our business across three reporting segments: MRB, APB and SMB. Additional financial information relating to these reporting segments is contained in Note 17 - Segment Information in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
Metals Recycling Business

	Three Months Ended February 28,			Six Months Ended February 28,
($ in thousands, except for prices)	2014	2013	% Change	2014	2013	% Change
Ferrous revenues	$409,106	$443,418	(8)%	$778,661	$813,894	(4)%
Nonferrous revenues	120,833	125,255	(4)%	233,987	241,856	(3)%
Other	5,751	7,518	(24)%	13,351	14,902	(10)%
Total segment revenues	535,690	576,191	(7)%	1,025,999	1,070,652	(4)%
Cost of goods sold	503,524	538,230	(6)%	972,124	1,004,817	(3)%
Selling, general and administrative expense	21,020	24,090	(13)%	42,504	46,263	(8)%
Income from joint ventures	(387)	(287)	35%	(752)	(240)	213%
Other asset impairment charges	928	—	NM	928	—	NM
Segment operating income	$10,605	$14,158	(25)%	$11,195	$19,812	(43)%
Average ferrous recycled metal sales prices ($/LT):(1)
Domestic	$374	$363	3%	$365	$358	2%
Foreign	$361	$374	(3)%	$353	$368	(4)%
Average	$365	$372	(2)%	$357	$365	(2)%
Ferrous sales volume (LT, in thousands):
Domestic	328	261	26%	651	540	21%
Foreign	701	843	(17)%	1,356	1,518	(11)%
Total ferrous sales volume (LT, in thousands)	1,029	1,104	(7)%	2,007	2,058	(2)%
Average nonferrous sales price ($/pound)(1)	$0.86	$0.97	(11)%	$0.87	$0.96	(9)%
Nonferrous sales volumes (pounds, in thousands)	135,935	125,500	8%	259,876	244,432	6%
Outbound freight included in cost of goods sold	$37,223	$37,349	—%	$69,806	$69,907	—%
_____________________________
NM = Not Meaningful
LT = Long Ton, which is 2,240 pounds

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

Revenues
Revenues in the second quarter and first six months of fiscal 2014 decreased by 7% and 4%, respectively, compared to the prior year periods due to lower export sales volumes and average export sales prices as a result of continued weak economic conditions that negatively impacted export demand for recycled metal, which were only partially offset by both higher ferrous volumes and average prices on domestic sales of recycled metal. In addition, the low price environment continued to adversely impact the supply of scrap metal and contributed to the lower sales volumes compared to the prior year periods.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Segment Operating Income
Operating income for each of the second quarter and first six months of fiscal 2014 was $11 million compared to $14 million and $20 million, respectively, in the comparable prior year periods. The improvement in market conditions for the export of recycled metals experienced late in the first quarter of fiscal 2014 carried into the first part of the second quarter and led to an increase in export selling prices during that period, followed by a sharp decline in the latter part of the second quarter as a result of weaker global demand and the impact of severe winter weather conditions on the domestic markets. The combination of benefits arising from the stronger market conditions and productivity improvements and other cost savings initiatives resulted in improved operating results in the second quarter of fiscal 2014 compared to the immediately preceding quarter. However, the combination of continued challenging ferrous and non-ferrous market conditions and the impact of continued constrained supply on the cost of raw materials worsened by disruptions caused by severe weather conditions more than offset the benefits from productivity improvements, contributing to a compression in operating margins compared to the prior year periods. SG&A expenses in the second quarter and first six months of fiscal 2014 decreased by $3 million and $4 million, respectively, compared to the prior year periods primarily due to reduced employee compensation and outside services costs.
Further, during the second quarter of fiscal 2014, we recorded $1 million in other asset impairment charges on assets held for sale.
Auto Parts Business

	Three Months Ended February 28,			Six Months Ended February 28,
($ in thousands)	2014	2013	% Change	2014	2013	% Change
Revenues	$76,360	$78,082	(2)%	$155,995	$147,637	6%
Cost of goods sold	58,119	57,529	1%	117,501	107,573	9%
Selling, general and administrative expense	13,666	13,842	(1)%	28,310	26,989	5%
Segment operating income	$4,575	$6,711	(32)%	$10,184	$13,075	(22)%
Number of stores at period end	61	59	3%	61	59	3%
Cars purchased (in thousands)	85	88	(3)%	176	167	5%

Revenues
Revenues in the second quarter of fiscal 2014 decreased by 2% compared to the prior year period primarily due to lower sales volumes as a result of lower commodity selling prices and constrained supply of end-of-life vehicles. Revenues in the first six months of fiscal 2014 increased by 6% compared to the prior year period primarily due to higher sales volume as a result of additional volume in the first three months of the period from stores acquired or opened during the prior twelve-month period.
Segment Operating Income
Operating income for the second quarter and first six months of fiscal 2014 decreased by 32% and 22%, respectively, compared to the same periods in the prior year. Operating income in the second quarter of fiscal 2014 was adversely impacted by a combination of the fall in commodity prices in the latter part of the quarter and lower volumes, which compressed operating margins compared to the prior year quarter. Compared to the first six months of fiscal 2013, the benefits from increased sales volumes due to the additional store locations were more than offset by the compression in operating margins due to the challenging market conditions. Operating income for the second quarter and first six months of fiscal 2014 also included operating losses of $1 million, including integration and startup costs, related to store locations with twelve months or less of operations, compared to $2 million in the prior year comparable periods.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Steel Manufacturing Business

	Three Months Ended February 28,			Six Months Ended February 28,
($ in thousands, except for price)	2014	2013	% Change	2014	2013	% Change
Revenues	$81,456	$71,247	14%	$169,580	$163,276	4%
Cost of goods sold	76,689	68,320	12%	160,370	155,264	3%
Selling, general and administrative expense	1,194	1,886	(37)%	3,892	3,567	9%
Segment operating income	$3,573	$1,041	243%	$5,318	$4,445	20%
Finished steel products average sales price ($/ton)(1)	$676	$690	(2)%	$666	$684	(3)%
Finished steel products sold (tons, in thousands)	115	96	20%	243	225	8%
Rolling mill utilization	67%	63%		66%	66%
_____________________________

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

Revenues
Revenues for the second quarter and first six months of fiscal 2014 increased by 14% and 4% compared to the same periods in the prior year due to higher sales volumes for finished steel products as a result of slightly higher demand in our West Coast markets mainly driven by improved non-residential construction, partially offset by lower average selling prices as a result of the impact of reduced costs of raw materials.
Segment Operating Income
Operating income for the second quarter and first six months of fiscal 2014 increased by 243% and 20% compared to the respective prior year periods due to higher sales volumes, the impact of raw material costs decreasing at a faster rate than the average sales price for finished steel products on cost of goods sold and benefits from operational efficiencies and productivity improvements. For the first six months of fiscal 2014, these benefits were partially offset by the recognition of bad debt expense of $1 million in the first quarter of fiscal 2014.

Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.

Sources and Uses of Cash
We had cash balances of $20 million and $13 million as of February 28, 2014 and August 31, 2013, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, acquisitions, dividends and share repurchases. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of February 28, 2014, debt, net of cash, was $359 million compared to $368 million as of August 31, 2013 (refer to Non-GAAP Financial Measures below), a decrease of $10 million primarily as a result of the positive cash flows generated by operating activities. Our cash balances as of February 28, 2014 and August 31, 2013 include $3 million and $7 million, respectively, which are indefinitely reinvested in Puerto Rico and Canada.
Operating Activities
Net cash provided by operating activities in the first six months of fiscal 2014 was $46 million, compared to net cash used in operating activities of $44 million in the first six months of fiscal 2013.

Sources of cash in the first six months of fiscal 2014 included a $5 million decrease in accounts receivable due to the timing of sales and collections. Uses of cash included a $8 million increase in inventory due to higher volumes on hand including the impact of timing of purchases and sales.

Cash used in operating activities in the first six months of fiscal 2013 included a $46 million increase in inventory due to higher volumes on hand including the impact of timing on sales, a $32 million increase in accounts receivable due to the timing of collections and a $11 million decrease in accounts payable due to the timing of payments.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Investing Activities
Net cash used in investing activities in the first six months of fiscal 2014 was $24 million, compared to $70 million in the first six months of fiscal 2013.

Cash used in investing activities in the first six months of fiscal 2014 included capital expenditures of $21 million to upgrade our equipment and infrastructure.

Cash used in investing activities in the first six months of fiscal 2013 included capital expenditures of $48 million, including investments in the construction of a new shredder, advanced processing equipment and related infrastructure for our facility in Surrey, British Columbia, which commenced shredding operations in the third quarter of fiscal 2013. Cash used for investing activities also included $23 million related to the acquisition of eight used auto parts facilities in the second quarter of fiscal 2013.

Financing Activities
Net cash used in financing activities in the first six months of fiscal 2014 was $15 million, compared to net cash provided by financing activities of $58 million in the first six months of fiscal 2013.

Cash used in financing activities in the first six months of fiscal 2014 was primarily due to $10 million for dividends and $4 million in net repayments of debt (refer to Non-GAAP Financial Measures below).

Cash provided by financing activities in the first six months of fiscal 2013 included $63 million in net borrowings of debt (refer to Non-GAAP Financial Measures below) mainly used to support higher working capital requirements.

Credit Facilities
Our unsecured committed bank credit facility, which provides for revolving loans of $670 million and C$30 million, matures in April 2017 pursuant to a credit agreement with Bank of America, N.A. as administrative agent, and other lenders party thereto. Interest rates on outstanding indebtedness under the agreement are based, at our option, on either the London Interbank Offered Rate (or the Canadian equivalent) plus a spread of between 1.25% and 2.25%, with the amount of the spread based on a pricing grid tied to our leverage ratio, or the greater of the prime rate, the federal funds rate plus 0.5% or the British Bankers Association LIBOR Rate plus 1.75%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.15% and 0.35% based on a pricing grid tied to our leverage ratio.

We had borrowings outstanding under the credit facility of $364 million as of February 28, 2014 and $360 million as of August 31, 2013. The weighted average interest rate on amounts outstanding under this facility was 1.95% and 1.98% as of February 28, 2014 and August 31, 2013, respectively.

We also have an unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. that was renewed and extended to March 1, 2015. Interest rates are set by the bank at the time of borrowing. We had zero and $9 million of borrowings outstanding under this line of credit as of February 28, 2014 and August 31, 2013.

We use these credit facilities to fund working capital requirements, acquisitions, capital expenditures, dividends and share repurchases. The two bank credit agreements contain various representations and warranties, events of default and financial and other covenants which could limit or restrict our ability to create liens, raise additional capital, enter into transactions with affiliates, acquire and dispose of businesses, guarantee debt, and consolidate or merge. The financial covenants include a consolidated fixed charge coverage ratio, defined as the four-quarter rolling sum of consolidated adjusted EBITDA less defined maintenance capital expenditures divided by consolidated fixed charges, and a consolidated leverage ratio, defined as consolidated funded indebtedness divided by the sum of consolidated net worth and consolidated funded indebtedness. We refer to the Forms 8-K dated February 14, 2011 and April 16, 2012, which include as attachments copies of the unsecured committed bank credit agreement, as amended, for the detailed methodology for calculating the financial covenants.

As of February 28, 2014, we were in compliance with these financial covenants. The consolidated fixed charge coverage ratio is required to be no less than 1.50 to 1 and was 1.79 to 1 as of February 28, 2014. The consolidated leverage ratio is required to be no more than 0.55 to 1 and was 0.34 to 1 as of February 28, 2014. While we expect to remain in compliance with these covenants, there can be no assurances that we will be able to do so in the event of a sustained or sharp deterioration in market conditions or other negative factors which adversely impact our results of operations and financial position, and lead to a trend of consolidated net losses. If we do not maintain compliance with our financial covenants and are unable to obtain an amendment or waiver from our lenders, a breach of either covenant would constitute an event of default and allow the lenders to exercise remedies under the agreements, the most severe of which is the termination of the credit facility under our committed bank credit agreement and

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

acceleration of the amounts owed under both agreements. In such case, we would be required to evaluate available alternatives and take appropriate steps to obtain alternative funds. There can be no assurance that any such alternative funds, if sought, could be obtained or, if obtained, would be adequate or on acceptable terms.

In addition, as of February 28, 2014 and August 31, 2013, we had $8 million of long-term tax-exempt bonds outstanding that mature in January 2021.

Capital Expenditures
Capital expenditures totaled $21 million for the first six months of fiscal 2014, compared to $48 million for the same period in the prior year. During the first quarter of fiscal 2014, we completed our investment in the construction of a new nonferrous processing facility in Puerto Rico, which commenced operations in September 2013. We plan to invest up to $50 million in capital expenditures in fiscal 2014, including capital expenditures associated with APB acquisitions and greenfield store developments made or commenced in fiscal 2013 or fiscal 2014.

Dividends
On February 10, 2014 our Board of Directors declared a dividend for the second quarter of fiscal 2014 of $0.1875 per common share, which equates to an annual cash dividend of $0.75 per common share. The dividend was paid on February 28, 2014.

Environmental Compliance
Our commitment to sustainable recycling and to operating our business in an environmentally responsible manner requires us to continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures, we invested $2 million in capital expenditures for environmental projects during the first six months of fiscal 2014, and plan to invest up to $9 million for such projects in fiscal 2014.

We have been identified by the United States Environmental Protection Agency (“EPA”) as one of the potentially responsible parties (“PRPs”) that own or operate or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (“the Site”). A group of PRPs is conducting an investigation and study to identify and characterize the contamination at the Site and develop alternative approaches to remediation of the contamination. On March 30, 2012 the group submitted to the EPA a draft feasibility study (“draft FS”) based on approximately ten years of work and $100 million in costs classified as investigation-related. The draft FS identifies ten possible remedial alternatives which range in estimated cost from approximately $170 million to $250 million (net present value) for the least costly alternative to approximately $1.08 billion to $1.76 billion (net present value) for the most costly and estimates a range of two to 28 years to implement the remedial work, depending on the selected alternative. The draft FS does not determine who is responsible for remediation costs, define the precise cleanup boundaries or select remedies. The draft FS is being reviewed and is likely to be subject to revisions, which could be significant, prior to its approval by the EPA. A final decision on the nature and extent of the required remediation will occur only after the EPA has prepared a proposed plan for public review and issued a record of decision (“ROD”). Currently available information indicates that the EPA does not expect to issue its final ROD selecting a remedy for the Site until at least 2016. Responsibility for implementing and funding the EPA’s selected remedy will be determined in a separate allocation process, which is currently underway. Because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs, we believe it is not reasonably possible to estimate the amount or range of costs which we are likely or which are reasonably possible to incur in connection with the Site, although such costs could be material to our financial position, results of operations, future cash flows and liquidity. Any material liabilities recorded in the future related to the Site could result in our failure to maintain compliance with certain covenants in our debt agreements. Significant cash outflows in the future related to the Site could reduce the amounts available for borrowing that could otherwise be used for investment in capital expenditures, acquisitions, dividends and share repurchases. See Note 6 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

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

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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
We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. At February 28, 2014, we had $17 million outstanding under these arrangements.

Critical Accounting Policies and Estimates
We reaffirm our critical accounting policies and estimates as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended August 31, 2013, except for the following:
Goodwill
During the first quarter of fiscal 2014, we changed the annual impairment testing date of goodwill allocated to our reporting units from February 28 to July 1 of each year. There were no triggering events identified during the first or second quarters of fiscal 2014 requiring an interim goodwill impairment test allocated to our reporting units. Additional sustained declines or a lack of recovery in market conditions from current levels, a trend of weaker than anticipated Company financial performance including the pace and extent of operating margin and volume recovery, a sustained decline in the Company’s share price from current levels, or an increase in the market-based weighted-average cost of capital, among other factors, could significantly impact the impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on the Company’s financial condition and results of operations. See Note 4 - Goodwill in the Notes to the Unaudited Condensed Consolidated Financial Statements, Part 1, Item 1 of this report for further detail.

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
The following is a reconciliation of debt, net of cash (in thousands):

	February 28, 2014	August 31, 2013
Short-term borrowings	$696	$9,174
Long-term debt, net of current maturities	378,217	372,663
Total debt	378,913	381,837
Less: cash and cash equivalents	20,403	13,481
Total debt, net of cash	$358,510	$368,356
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

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

The following is a reconciliation of net borrowings (repayments) of debt (in thousands):

	Six Months Ended February 28,
	2014	2013
Borrowings from long-term debt	$185,027	$158,324
Proceeds from line of credit	257,500	315,000
Repayment of long-term debt	(180,477)	(94,987)
Repayment of line of credit	(266,000)	(315,000)
Net borrowings (repayments) of debt	$(3,950)	$63,337
Adjusted consolidated operating income, adjusted net income (loss) and adjusted diluted earnings per share
Management presents adjusted consolidated operating income, adjusted net income (loss) attributable to SSI and adjusted diluted earnings per share attributable to SSI because it believes these measures provide a meaningful presentation of our results from core business operations excluding adjustments for restructuring charges and other exit-related costs and other asset impairment charges that are not related to core underlying business operations and improve the period-to-period comparability of our results from core business operations.
The following is a reconciliation of the adjusted consolidated operating income, adjusted net income (loss) attributable to SSI and adjusted diluted earnings per share attributable to SSI (in thousands, except per share data):

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Consolidated operating income:
As reported	6,584	$11,390	$2,957	$12,604
Other asset impairment charges	928	—	928	—
Restructuring charges and other exit-related costs	2,006	1,540	3,819	3,133
Adjusted	$9,518	$12,930	$7,704	$15,737

Net income (loss) attributable to SSI:
As reported	$1,789	$8,643	$(4,440)	$6,970
Other asset impairment charges, net of tax	521	—	521	—
Restructuring charges and other exit-related costs, net of tax	1,120	1,003	2,401	2,039
Adjusted	$3,430	$9,646	$(1,518)	$9,009

Diluted earnings per share attributable to SSI:
As reported	$0.07	$0.32	$(0.17)	$0.26
Other asset impairment charges, net of tax, per share	0.02	—	0.02	—
Restructuring charges and other exit-related costs, net of tax, per share	0.04	0.04	0.09	0.08
Adjusted	$0.13	$0.36	$(0.06)	$0.34
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
Commodity Price Risk
We are exposed to commodity price risk, mainly associated with variations in the market price for finished steel products, ferrous and nonferrous metals, including scrap metal, autobodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to increases and decreases in forward selling prices by adjusting purchase prices on a timely basis. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of the shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices at February 28, 2014, a 10% decrease in the selling price per ton of finished steel products would have caused an NRV inventory write down of $2 million at SMB. A 10% decrease in the selling price of inventory would not have had a material NRV impact on MRB or APB at February 28, 2014.
Interest Rate Risk
There have been no material changes to our disclosure regarding interest rate risk set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended August 31, 2013.
Credit Risk
As of February 28, 2014 and August 31, 2013, 36% and 49%, respectively, of our trade accounts receivable balance was covered by letters of credit. Of the remaining balance as of February 28, 2014, 97% was less than 60 days past due, compared to 95% as of August 31, 2013.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk, mainly associated with sales transactions and related accounts receivable denominated in the U.S. Dollar by our Canadian subsidiary with a functional currency of the Canadian Dollar. In certain instances, we use derivatives to manage some portion of this risk. Our derivatives are agreements with independent counterparties that provide for payments based on a notional amount. As of February 28, 2014, all of our derivative transactions were related to actual or anticipated economic transactions in the normal course of business. As of February 28, 2014, we had six individual foreign exchange forward contracts for a total notional amount of $41 million, which have various settlement dates through September 30, 2014. A change in foreign exchange rates by 10% would have changed the fair value of these contracts by $4 million at February 28, 2014.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.
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
In fiscal 2013, the Commonwealth of Massachusetts advised us of alleged violations of environmental requirements, including but not limited to those related to air emissions and hazardous waste management, at our operations in the Commonwealth. We have been discussing resolution of the alleged violations with the Commonwealth representatives and have reached an agreement in principle to resolve certain of the alleged violations. No enforcement proceeding has been filed to date and we do not believe that the outcome of this matter will be material to our financial position, results of operations, cash flows or liquidity.

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

101
The following financial information from Schnitzer Steel Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended February 28, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets as of February 28, 2014, and August 31, 2013, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended February 28, 2014 and 2013; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended February 28, 2014 and 2013; and (v) the Notes to Condensed Consolidated Financial Statements.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date:	April 3, 2014	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
President and Chief Executive Officer

Date:	April 3, 2014	By:	/s/ Richard D. Peach
Richard D. Peach
Senior Vice President and Chief Financial Officer