Form 10-Q
period 2014-05-31
SCHNITZER STEEL INDUSTRIES INC
filed 2014-06-26
CIK 912603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 31, 2014
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
Yes  ☐    No  ☒
The Registrant had 26,381,405 shares of Class A common stock, par value of $1.00 per share, and 305,900 shares of Class B common stock, par value of $1.00 per share, outstanding as of June 23, 2014.

SCHNITZER STEEL INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	May 31, 2014	August 31, 2013
Assets
Current assets:
Cash and cash equivalents	$29,362	$13,481
Accounts receivable, net of allowance for doubtful accounts of $2,672 and $2,990	193,592	188,270
Inventories, net	230,829	236,049
Deferred income taxes	3,931	3,750
Refundable income taxes	8,852	3,521
Prepaid expenses and other current assets	26,554	22,159
Total current assets	493,120	467,230
Property, plant and equipment, net of accumulated depreciation of $644,042 and $597,989	526,454	564,426
Investments in joint venture partnerships	14,442	14,808
Goodwill	326,024	327,264
Intangibles, net of accumulated amortization of $14,728 and $14,139	10,221	13,264
Other assets	17,581	18,520
Total assets	$1,387,842	$1,405,512
Liabilities and Equity
Current liabilities:
Short-term borrowings	$601	$9,174
Accounts payable	91,508	96,348
Accrued payroll and related liabilities	23,974	24,002
Environmental liabilities	1,152	754
Accrued income taxes	—	388
Other accrued liabilities	39,817	35,468
Total current liabilities	157,052	166,134
Deferred income taxes	24,285	22,929
Long-term debt, net of current maturities	375,797	372,663
Environmental liabilities, net of current portion	48,455	49,040
Other long-term liabilities	11,027	13,547
Total liabilities	616,616	624,313
Commitments and contingencies (Note 7)
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 26,324 and 26,171 shares issued and outstanding	26,324	26,171
Class B common stock – 25,000 shares $1.00 par value authorized, 306 and 393 shares issued and outstanding	306	393
Additional paid-in capital	16,540	7,476
Retained earnings	735,365	751,879
Accumulated other comprehensive loss	(12,882)	(9,361)
Total SSI shareholders’ equity	765,653	776,558
Noncontrolling interests	5,573	4,641
Total equity	771,226	781,199
Total liabilities and equity	$1,387,842	$1,405,512
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Revenues	$637,787	$710,295	$1,851,679	$1,965,325
Operating expense:
Cost of goods sold	586,770	652,263	1,700,328	1,794,933
Selling, general and administrative	46,241	49,390	139,647	146,144
Income from joint ventures	(147)	(418)	(924)	(549)
Other asset impairment charges	532	—	1,460	—
Restructuring charges and other exit-related costs	2,762	1,873	6,580	5,006
Operating income	1,629	7,187	4,588	19,791
Interest expense	(2,580)	(2,788)	(8,097)	(7,159)
Other income, net	570	141	604	414
Income (loss) before income taxes	(381)	4,540	(2,905)	13,046
Income tax benefit (expense)	4,505	(2,986)	4,303	(4,191)
Net income	4,124	1,554	1,398	8,855
Net income attributable to noncontrolling interests	(1,014)	(734)	(2,726)	(1,063)
Net income (loss) attributable to SSI	$3,110	$820	$(1,328)	$7,792

Net income (loss) per share attributable to SSI:
Basic	$0.12	$0.03	$(0.05)	$0.29
Diluted	$0.12	$0.03	$(0.05)	$0.29
Weighted average number of common shares:
Basic	26,853	26,671	26,811	26,629
Diluted	27,017	26,813	26,811	26,777
Dividends declared per common share	$0.188	$0.188	$0.563	$0.563
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Net income	$4,124	$1,554	$1,398	$8,855
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments(1)	2,620	(1,253)	(3,959)	(8,085)
Cash flow hedges, net(2)	412	(2)	304	20
Pension obligations, net(3)	45	183	134	710
Total other comprehensive income (loss), net of tax	3,077	(1,072)	(3,521)	(7,355)
Comprehensive income (loss)	7,201	482	(2,123)	1,500
Less amounts attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	(1,014)	(734)	(2,726)	(1,063)
Foreign currency translation adjustment attributable to redeemable noncontrolling interest	—	(26)	—	(1,030)
Total amounts attributable to noncontrolling interests	(1,014)	(760)	(2,726)	(2,093)
Comprehensive income (loss) attributable to SSI	$6,187	$(278)	$(4,849)	$(593)
_____________________________

(1)	Net of tax (benefit) of $0 thousand, $(72) thousand, $0 thousand and $(516) thousand for each respective period.

(2)	Net of tax expense (benefit) of $136 thousand, $(1) thousand, $36 thousand and $23 thousand for each respective period.

(3)	Net of tax expense of $26 thousand, $105 thousand, $77 thousand and $408 thousand for each respective period.

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended May 31,
	2014	2013
Cash flows from operating activities:
Net income	$1,398	$8,855
Adjustments to reconcile net income to cash provided by operating activities:
Other asset impairment charges	1,460	—
Exit-related asset impairment charges	566	—
Depreciation and amortization	60,114	62,351
Deferred income taxes	1,447	3,530
Undistributed equity in earnings of joint ventures	(924)	(754)
Share-based compensation expense	10,257	9,752
Excess tax benefit from share-based payment arrangements	(54)	(198)
(Gain) loss on disposal of assets	(916)	404
Unrealized foreign exchange loss, net	409	903
Bad debt expense (recoveries), net	399	(346)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(16,849)	(42,690)
Inventories	18,107	(19,751)
Income taxes	(6,678)	1,179
Prepaid expenses and other current assets	(2,418)	(13,542)
Intangibles and other long-term assets	590	637
Accounts payable	2,245	(10,288)
Accrued payroll and related liabilities	(47)	1,858
Other accrued liabilities	2,609	(1,026)
Environmental liabilities	(332)	(490)
Other long-term liabilities	(22)	(268)
Distributed equity in earnings of joint ventures	1,240	1,460
Net cash provided by operating activities	72,601	1,576
Cash flows from investing activities:
Capital expenditures	(29,100)	(66,681)
Joint venture payments, net	(3,711)	(1,819)
Proceeds from sale of assets	1,822	822
Acquisitions, net of cash acquired	(2,160)	(22,677)
Net cash used in investing activities	(33,149)	(90,355)
Cash flows from financing activities:
Proceeds from line of credit	327,000	432,000
Repayment of line of credit	(335,500)	(432,000)
Borrowings from long-term debt	259,323	234,484
Repayment of long-term debt	(257,535)	(159,028)
Taxes paid related to net share settlement of share-based payment arrangements	(676)	(1,273)
Excess tax benefit from share-based payment arrangements	54	198
Stock options exercised	240	300
Contributions from noncontrolling interest	—	1,970
Distributions to noncontrolling interest	(1,794)	(1,743)
Purchase of noncontrolling interest	—	(24,734)
Dividends paid	(14,976)	(14,885)
Net cash (used in) provided by financing activities	(23,864)	35,289
Effect of exchange rate changes on cash	293	705
Net increase (decrease) in cash and cash equivalents	15,881	(52,785)
Cash and cash equivalents as of beginning of period	13,481	89,863
Cash and cash equivalents as of end of period	$29,362	$37,078

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements of Schnitzer Steel Industries, Inc. (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all normal, recurring adjustments considered necessary for a fair statement have been included. Management suggests that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2013. The results for the three and nine months ended May 31, 2014 and 2013 are not necessarily indicative of the results of operations for the entire fiscal year.
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
The Company assessed the materiality of this classification error under the guidance in ASC 250-10 relating to SEC’s Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and concluded that the previously issued financial statements for the nine months ended May 31, 2013 and the year ended August 31, 2013 were not materially misstated. The Company also evaluated the impact of correcting the error through an adjustment to its financial statements and concluded, based on the guidance within ASC 250-10 relating to SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to revise its previously issued financial statements to reflect the impact of the correction of the classification error. The consolidated statement of cash flows for the year ended August 31, 2013 will be revised in the Company’s 2014 Annual Report on Form 10-K to correct the classification error. The consolidated statement of cash flows for the nine months ended May 31, 2013 presented in the accompanying Unaudited Condensed Consolidated Financial Statements has been corrected.
The revision had no impact on the Company’s consolidated balance sheets, consolidated results of operations, earnings (loss) per share and net cash provided by operating activities in the consolidated statements of cash flows.
The effect of the revision on the line items within the Company’s consolidated statements of cash flows for the nine months ended May 31, 2013 and the year ended August 31, 2013 is as follows (in thousands):

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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Changes
In February 2013, an accounting standards update was issued that amends the reporting of amounts reclassified out of accumulated other comprehensive income. This standard does not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, the guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component, either on the face of the financial statement where net income is presented or in the notes to the financial statements. The Company adopted the new requirement in the first quarter of fiscal 2014 with no impact to the Company’s Unaudited Condensed Consolidated Financial Statements, except for the change in presentation. The Company has chosen to present amounts reclassified out of accumulated other comprehensive income in the notes to the financial statements. See Note 11 - Accumulated Other Comprehensive (Income) Loss for further detail.
During the first quarter of fiscal 2014, the Company elected to change its annual goodwill impairment testing date from February 28 to July 1 of each year. See Note 5 - Goodwill for further detail.
Cash and Cash Equivalents
Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding checks in excess of funds on deposit of $30 million and $31 million as of May 31, 2014 and August 31, 2013, respectively.
Other Assets
The Company’s other assets, exclusive of prepaid expenses, consist primarily of receivables from insurers, notes and other contractual receivables, and assets held for sale. Other assets are reported within either prepaid expenses and other current assets or other assets in the Condensed Consolidated Balance Sheets based on their expected use either during or beyond the current operating cycle of one year from the reporting date. Other assets are reported net of an allowance for credit losses on notes and other contractual receivables of $8 million as of May 31, 2014 and August 31, 2013.
As of May 31, 2014 and August 31, 2013, the Company reported $4 million and $3 million of assets held for sale within prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. During the second quarter of fiscal 2014, the Company recorded impairment charges for the initial and subsequent write-down of certain equipment held for sale to its fair value less cost to sell of $1 million, which are reported within other asset impairment charges in the Condensed Consolidated Statements of Operations. The Company determined fair value using Level 3 inputs under the fair value hierarchy consisting of information provided by brokers and other external sources along with management's own assumptions.
Derivative Financial Instruments
The Company records derivative instruments in prepaid expenses and other current assets or other accrued liabilities in the Condensed Consolidated Balance Sheets at fair value, and changes in the fair value are either recognized in other comprehensive income (loss) in the Condensed Consolidated Statements of Comprehensive Income (Loss) or net income (loss) in the Condensed Consolidated Statements of Operations, as applicable, depending on the nature of the underlying exposure, whether the derivative has been designated as a hedge and, if designated as a hedge, the extent to which the hedge is effective. Amounts included in accumulated other comprehensive loss are reclassified to earnings in the period in which earnings are impacted by the hedged items, in the period that the hedged transaction is deemed no longer likely to occur, or in the period the derivative is terminated. For cash flow hedges, a formal assessment is made, both at the hedge’s inception and on an ongoing basis, to determine whether the derivatives that are designated as hedging instruments have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. To the extent the hedge is determined to be ineffective, the ineffective portion is immediately recognized in earnings. Cash flows from derivatives are recognized in the Condensed Consolidated Statements of Cash Flows in a manner consistent with the underlying transactions. See Note 12 - Fair Value Measurements and Note 13 - Derivative Financial Instruments for further detail.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, notes and other contractual receivables and derivative financial instruments. The majority of cash and cash equivalents are maintained with two major financial institutions (Bank of America and Wells Fargo Bank, N.A.). Balances in these institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250,000 as of May 31, 2014. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, letters of credit or other collateral, cash deposits and monitoring procedures. The Company is exposed to a residual credit risk with respect to open letters of credit by virtue of the possibility of the failure of a bank providing a letter of credit. The Company had $94

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

million of open letters of credit relating to accounts receivable as of May 31, 2014 and August 31, 2013. The counterparties to the Company's derivative financial instruments are major financial institutions.
Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, debt and derivative contracts. The Company uses the market approach to value its financial assets and liabilities, determined using available market information. The net carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. For long-term debt, which is primarily at variable interest rates, fair value is estimated using observable inputs (Level 2) and approximates its carrying value. Derivative contracts are reported at fair value. See Note 12 - Fair Value Measurements and Note 13 - Derivative Financial Instruments for further detail.
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

When developing the fair value measurements, the Company uses quoted market prices whenever available or seeks to maximize the use of observable inputs and minimize the use of unobservable inputs when quoted market prices are not available. See Note 12 - Fair Value Measurements for further detail.
Restructuring Charges
Restructuring charges consist of severance, contract termination and other restructuring-related costs. A liability for severance costs is typically recognized when the plan of termination has been communicated to the affected employees and is measured at its fair value at the communication date. Contract termination costs consist primarily of costs that will continue to be incurred under operating leases for their remaining terms without economic benefit to the Company. A liability for contract termination costs is recognized at the date the Company ceases using the rights conveyed by the lease contract and is measured at its fair value, which is determined based on the remaining contractual lease rentals reduced by estimated sublease rentals. A liability for other restructuring-related costs is measured at its fair value in the period in which the liability is incurred. See Note 8 - Restructuring Charges and Other Exit-Related Costs for further detail.
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

Note 2 - Recent Accounting Pronouncements

In May 2014, an accounting standard update was issued that clarifies the principles for recognizing revenue. The guidance is applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The standard is effective for the Company beginning in the first quarter of fiscal 2018, including interim periods within that fiscal year. Early application is not permitted. Upon becoming effective, the Company will apply the amendments in the updated standard either retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Company is evaluating the impact of adopting this standard on its consolidated financial position, results of operations and cash flows.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In April 2014, an accounting standard update was issued that amends the requirements for reporting discontinued operations, which may include a component of an entity or a group of components of an entity. The amendments limit discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity's operations and financial results. The amendments require expanded disclosure about the assets, liabilities, revenues and expenses of discontinued operations. Further, the amendments require an entity to disclose the pretax profit or loss of an individually significant component that is being disposed of that does not qualify for discontinued operations reporting. The standard is effective for the Company and is to be applied prospectively to all disposals or classifications as held for sale of components that occur beginning in the first quarter of fiscal 2016, and interim periods within that fiscal year, and all businesses that, on acquisition, are classified as held for sale that occur beginning in the first quarter of fiscal 2016, and interim periods within that fiscal year. Upon adoption, the standard will impact how the Company assesses and reports discontinued operations.

Note 3 - Inventories, net

Inventories, net consisted of the following (in thousands):

	May 31, 2014	August 31, 2013
Processed and unprocessed scrap metal	$117,366	$132,485
Semi-finished goods (billets)	9,335	10,745
Finished goods	65,592	56,830
Supplies	38,536	35,989
Inventories, net	$230,829	$236,049

Note 4 - Business Combinations

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

There were no triggering events identified during the first three quarters of fiscal 2014 requiring an interim goodwill impairment test of our reporting units. Additional sustained deterioration in or a lack of recovery in market conditions from current levels, a trend of weaker than anticipated Company financial performance including the pace and extent of operating margin and volume recovery, a sustained decline in the Company’s share price from current levels, or an increase in the market-based weighted-average cost of capital, among other factors, could significantly impact the impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on the Company’s financial condition and results of operations.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The gross changes in the carrying amount of goodwill by reporting segment for the nine months ended May 31, 2014 were as follows (in thousands):

	Metals Recycling Business	Auto Parts Business	Total
Balance as of August 31, 2013	$147,213	$180,051	327,264
Acquisitions	—	586	586
Acquisition accounting adjustments	—	(51)	(51)
Foreign currency translation adjustment	$(1,035)	$(740)	(1,775)
Balance as of May 31, 2014	$146,178	$179,846	$326,024

Accumulated goodwill impairment charges were $321 million as of May 31, 2014 and August 31, 2013.

Note 6 - Short-Term Borrowings

The Company has an unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A that expires March 1, 2015. Interest rates are set by the bank at the time of borrowing. The Company had zero and $9 million in borrowings outstanding under this credit line as of May 31, 2014 and August 31, 2013. The credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge ratio and a maximum leverage ratio.

Note 7 - Commitments and Contingencies

The Company evaluates the adequacy of its environmental liabilities on a quarterly basis. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which liabilities were established.

Changes in the Company’s environmental liabilities for the nine months ended May 31, 2014 were as follows (in thousands):

Reporting Segment	Balance as of August 31, 2013	Liabilities Established (Released), Net	Payments and Other	Balance as of May 31, 2014	Short-Term	Long-Term
Metals Recycling Business	$30,520	$8	$(445)	$30,083	$419	$29,664
Auto Parts Business	18,774	374	(103)	19,045	554	18,491
Corporate	500	—	(21)	479	179	300
Total	$49,794	$382	$(569)	$49,607	$1,152	$48,455

Metals Recycling Business (“MRB”)
As of May 31, 2014, MRB had environmental liabilities of $30 million for the potential remediation of locations where it has conducted business and has environmental liabilities from historical or recent activities.

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

On March 30, 2012, the LWG submitted to the EPA and made available on its website a draft feasibility study (“draft FS”) for the Site based on approximately ten years of work and $100 million in costs classified by the LWG as investigation related. The draft FS identifies ten possible remedial alternatives which range in estimated cost from approximately $170 million to $250 million (net present value) for the least costly alternative to approximately $1.08 billion to $1.76 billion (net present value) for the most costly and estimates a range of two to 28 years to implement the remedial work, depending on the selected alternative. The draft FS does not determine who is responsible for remediation costs, define the precise cleanup boundaries or select remedies. The draft FS is being revised by the EPA and the revisions may be significant. While the draft FS is an important step in the EPA’s development of a proposed plan for addressing the Site, a final decision on the nature and extent of the required remediation will occur only after the EPA has prepared a proposed plan for public review and issued a record of decision (“ROD”). Currently available information indicates that the EPA does not expect to issue its final ROD selecting a remedy for the Site until at least 2017. Responsibility for implementing and funding the EPA’s selected remedy will be determined in a separate allocation process, which is currently underway.

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

Other MRB Sites
As of May 31, 2014, the Company had environmental liabilities related to various MRB sites other than Portland Harbor of $29 million. The liabilities relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues and were not individually material at any site.

Auto Parts Business (“APB”)
As of May 31, 2014, the Company had environmental liabilities related to various APB sites of $19 million. The liabilities relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues and were not individually material at any site.

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

SMB had no environmental liabilities as of May 31, 2014.

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

Note 8 - Restructuring Charges and Other Exit-Related Costs

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

In the first quarter of fiscal 2014, the Company announced and began implementing additional restructuring initiatives to further reduce its annual operating expenses through headcount reductions, productivity improvements, procurement savings and other operational efficiencies. The Company expects to incur restructuring charges of $6 million in connection with these initiatives, with substantially all of the charges expected to be incurred by the end of fiscal 2014. The vast majority of the restructuring charges will require the Company to make cash payments.

In addition to the restructuring charges recorded in connection with these initiatives, the Company incurred other exit-related costs consisting of asset impairments related to site closures.

Restructuring charges and other exit-related costs were comprised of the following (in thousands):

	Three Months Ended May 31, 2014			Three Months Ended May 31, 2013
	Q4’12 Plan	Q1’14 Plan	Total Charges	Q4’12 Plan	Q1’14 Plan	Total Charges
Restructuring charges:
Severance costs	$(31)	$2,192	$2,161	$1,419	$—	$1,419
Contract termination costs	107	494	601	158	—	158
Other restructuring costs	—	—	—	296	—	296
Total restructuring charges	76	2,686	2,762	1,873	—	1,873
Other exit-related costs:
Asset impairments	—	—	—	—	—	—
Total exit-related costs	—	—	—	—	—	—
Total restructuring charges and exit-related costs	$76	$2,686	$2,762	$1,873	$—	$1,873

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended May 31, 2014			Nine Months Ended May 31, 2013
	Q4’12 Plan	Q1’14 Plan	Total Charges	Q4’12 Plan	Q1’14 Plan	Total Charges
Restructuring charges:
Severance costs	$(44)	$4,450	$4,406	$2,474	$—	$2,474
Contract termination costs	675	523	1,198	182	—	182
Other restructuring costs	—	410	410	2,350	—	2,350
Total restructuring charges	631	5,383	6,014	5,006	—	5,006
Other exit-related costs:
Asset impairments	—	566	566	—	—	—
Total exit-related costs	—	566	566	—	—	—
Total restructuring charges and exit-related costs	$631	$5,949	$6,580	$5,006	$—	$5,006

	Total Charges
	Q4’12 Plan	Q1’14 Plan	Total
Total restructuring charges to date	$13,549	$5,383	$18,932
Total expected restructuring charges	$13,600	$5,600	$19,200

The following illustrates the reconciliation of the restructuring liability by major type of costs for the nine months ended May 31, 2014 (in thousands):

	Q4’12 Plan				Q1’14 Plan				Total Charges to Date	Total Expected Charges
	Balance 8/31/2013	Charges	Payments and Other	Balance 5/31/2014	Balance 8/31/2013	Charges	Payments and Other	Balance 5/31/2014
Severance costs	$278	$(44)	$(227)	$7	$—	$4,450	$(3,419)	$1,031	$9,590	$9,700
Contract termination costs	3,027	675	(2,354)	1,348	—	523	(27)	496	4,867	4,900
Other restructuring costs	—	—	—	—	—	410	(410)	—	4,475	4,600
Total	$3,305	$631	$(2,581)	$1,355	$—	$5,383	$(3,856)	$1,527	$18,932	$19,200

The amounts of restructuring charges and other exit-related costs relating to each segment were as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,		Total Charges to Date	Total Expected Charges
	2014	2013	2014	2013
Restructuring charges:
Metals Recycling Business	$1,818	$997	$3,969	$1,607	$8,378	$8,500
Auto Parts Business	466	(9)	962	202	1,434	1,600
Unallocated (Corporate)	478	885	1,083	3,197	9,120	9,100
Total restructuring charges	2,762	1,873	6,014	5,006	18,932	19,200
Other exit-related costs:
Metals Recycling Business	—	—	566	—	566
Total exit-related costs	—	—	566	—	566
Total restructuring charges and other exit-related costs	$2,762	$1,873	$6,580	$5,006	$19,498
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

Following is a reconciliation of the changes in the redeemable noncontrolling interest for the nine months ended May 31, 2013 (in thousands):

Fiscal 2013
Balances - September 1 (Beginning of period)	$22,248
Net loss attributable to noncontrolling interest	(903)
Currency translation adjustment	(1,030)
Capital contributions from noncontrolling interest holder	1,970
Adjustment to fair value	2,449
Purchase	(24,734)
Balances - May 31 (End of period)	$—

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Changes in Equity

The following is a summary of the changes in equity for the nine months ended May 31, 2014 and 2013 (in thousands):

	Fiscal 2014			Fiscal 2013
	SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity	SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balances - September 1 (Beginning of period)	$776,558	$4,641	$781,199	$1,080,583	$5,113	$1,085,696
Net income (loss)(1)	(1,328)	2,726	1,398	7,792	1,966	9,758
Other comprehensive loss, net of tax(2)	(3,521)	—	(3,521)	(8,385)	—	(8,385)
Distributions to noncontrolling interests	—	(1,794)	(1,794)	—	(1,743)	(1,743)
Restricted stock withheld for taxes	(676)	—	(676)	(1,273)	—	(1,273)
Stock options exercised	240	—	240	300	—	300
Share-based compensation	10,257	—	10,257	9,752	—	9,752
Excess tax deficiency from stock options exercised and restricted stock units vested	(692)	—	(692)	(812)	—	(812)
Adjustments to fair value of redeemable noncontrolling interest	—	—	—	(2,449)	—	(2,449)
Cash dividends	(15,185)	—	(15,185)	(15,234)	—	(15,234)
Balances - May 31 (End of period)	$765,653	$5,573	$771,226	$1,070,274	$5,336	$1,075,610
_____________________________

(1)
Net income attributable to noncontrolling interests for the nine months ended May 31, 2013 excludes net losses of $(903) thousand allocable to the redeemable noncontrolling interest. See Note 9 - Redeemable Noncontrolling Interest.

(2)
Other comprehensive loss, net of tax for the nine months ended May 31, 2013 excludes $(1) million relating to foreign currency translation adjustments for the redeemable noncontrolling interest. See Note 9 - Redeemable Noncontrolling Interest.

Note 11 - Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of tax, for the three months ended May 31, 2014 were as follows:

	Foreign Currency Translation Adjustments	Pension Obligations, net	Net Unrealized Gain/(Loss) on Cash Flow Hedges	Total
Balance as of February 28, 2014	$(13,002)	$(2,728)	$(229)	$(15,959)
Other comprehensive income before reclassifications	2,620	—	511	3,131
Income tax expense	—	—	(128)	(128)
Other comprehensive income before reclassifications, net of tax	2,620	—	383	3,003
Amounts reclassified from accumulated other comprehensive income (loss)	—	71	37	108
Income tax expense	—	(26)	(8)	(34)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	45	29	74
Net periodic other comprehensive income	2,620	45	412	3,077
Balance as of May 31, 2014	$(10,382)	$(2,683)	$183	$(12,882)

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in accumulated other comprehensive income (loss), net of tax, for the nine months ended May 31, 2014 were as follows:

	Foreign Currency Translation Adjustments	Pension Obligations, net	Net Unrealized Gain/(Loss) on Cash Flow Hedges	Total
Balance as of August 31, 2013	$(6,423)	$(2,817)	$(121)	$(9,361)
Other comprehensive income (loss) before reclassifications	(3,959)	—	205	(3,754)
Income tax expense	—	—	(51)	(51)
Other comprehensive income (loss) before reclassifications, net of tax	(3,959)	—	154	(3,805)
Amounts reclassified from accumulated other comprehensive income (loss)	—	211	135	346
Income tax (expense) benefit	—	(77)	15	(62)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	134	150	284
Net periodic other comprehensive income (loss)	(3,959)	134	304	(3,521)
Balance as of May 31, 2014	$(10,382)	$(2,683)	$183	$(12,882)
Reclassifications from accumulated other comprehensive income (loss), both individually and in the aggregate, were immaterial to the Unaudited Condensed Consolidated Statements of Operations.

Note 12 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value as of May 31, 2014 and August 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company and the type of measurement.

(in thousands)	Assets (Liabilities) at Fair Value		Fair Value Measurement Level	Type of Measurement	Balance Sheet Classification
	May 31, 2014	August 31, 2013
Assets:
Assets held for sale	$—	$2,902	Level 3	Non-recurring	Prepaid expenses and other current assets
Impaired long-lived assets	745	—	Level 3	Non-recurring	Property, plant and equipment, net
Investment in joint venture partnership	—	3,261	Level 3	Non-recurring	Investments in joint venture partnerships
Foreign currency exchange forward contracts	370	—	Level 2	Recurring	Prepaid expenses and other current assets
Total assets	$1,115	$6,163
Liabilities:
Contract termination costs	$(392)	$(1,672)	Level 3	Non-recurring	Other accrued liabilities and Other long-term liabilities
Foreign currency exchange forward contracts	(23)	—	Level 2	Recurring	Other accrued liabilities
Total liabilities	$(415)	$(1,672)

Note 13 - Derivative Financial Instruments

In the second quarter of fiscal 2014, the Company entered into a series of foreign currency exchange forward contracts to sell U.S. Dollars in order to hedge a portion of its exposure to fluctuating rates of exchange on anticipated U.S. Dollar-denominated sales

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

by its Canadian subsidiary with a functional currency of the Canadian Dollar. The Company utilized intercompany foreign currency derivatives and offsetting derivatives with external counterparties in order to designate the intercompany derivatives as hedging instruments. Once the U.S. Dollar-denominated sales have been recognized and the corresponding receivables collected, the Company utilized foreign currency exchange forward contracts to sell Canadian Dollars, achieving a result similar to net settling the contracts to sell U.S. Dollars. The foreign currency exchange forward contracts to sell Canadian Dollars are not designated as hedging instruments.

As of May 31, 2014, the Company had foreign currency exchange forward contracts with external counterparties to buy Canadian Dollars for a total notional amount of $26 million, which have various settlement dates through September 30, 2014, and foreign currency exchange forward contracts with external counterparties to sell Canadian Dollars for a total notional amount of $8 million, all of which have a settlement date of June 30, 2014. The contracts with external counterparties are reported at fair value in the Condensed Consolidated Balance Sheets measured using quoted foreign currency exchange rates. See Note 12 - Fair Value Measurements for further detail.

The fair value of derivative instruments in the Condensed Consolidated Balance Sheets are as follows (in thousands):

	Asset (Liability) Derivatives
		Fair Value
	Balance Sheet Location	May 31, 2014	August 31, 2013
Foreign currency exchange forward contracts	Prepaid expenses and other current assets	$370	$—
Foreign currency exchange forward contracts	Other accrued liabilities	$(23)	$—

The following tables summarizes the results of foreign currency exchange derivatives for the three and nine months ended May 31, 2014 (in thousands):

	Derivative Gain (Loss) Recognized in
	Three Months Ended May 31, 2014			Nine Months Ended May 31, 2014
	Other Comprehensive Income	Revenues - Effective Portion	Other Income (Expense), net	Other Comprehensive Income	Revenues - Effective Portion	Other Income (Expense), net
Foreign currency exchange forward contracts - designated as cash flow hedges	511	37	314	205	37	314
Foreign currency exchange forward contracts - not designated as cash flow hedges	—	—	(171)	—	—	(171)

The Company did not have any material derivatives activity for the three and nine months ended May 31, 2013.

There was no hedge ineffectiveness with respect to the forward currency exchange cash flow hedges for the three and nine months ended May 31, 2014.

Note 14 - Share-Based Compensation

In the first quarter of fiscal 2014, as part of the annual awards under the Company’s Long-Term Incentive Plan, the Compensation Committee of the Company's Board of Directors granted 219,504 restricted stock units (“RSUs”) and 219,504 performance share awards to the Company's key employees and officers under the Company’s 1993 Stock Incentive Plan, as amended.

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

Note 15 - Income Taxes

The effective tax rate for the Company’s operations for the three and nine months ended May 31, 2014 was a benefit of 1,182.4% and 148.1%, respectively, compared to an expense of 65.8% and 32.1%, respectively, for the three and nine months ended May 31, 2013.

A reconciliation of the difference between the federal statutory rate and the Company’s effective rate is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014(1)	2013	2014(1)	2013
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of credits	(38.7)	(1.3)	(0.3)	(1.1)
Foreign income taxed at different rates	197.4	41.0	10.1	14.7
Section 199 deduction	—	(10.4)	—	(12.0)
Non-deductible officers’ compensation	25.6	3.0	3.1	1.4
Noncontrolling interests	(105.4)	(5.7)	(12.9)	(5.3)
Research and development credits	—	(3.9)	—	(3.7)
Fixed asset tax basis adjustment	601.2	—	78.8	—
Tax return to provision adjustment	47.8	—	6.3	—
Valuation allowance on deferred tax assets	226.0	—	4.2	—
Unrecognized tax benefits	167.4	—	20.2	—
Other non-deductible expenses	20.2	9.3	2.5	3.4
Other	5.9	(1.2)	1.1	(0.3)
Effective tax rate	1,182.4%	65.8%	148.1%	32.1%
_____________________________

(1)
For periods with reported pre-tax losses, the effect of reconciling items with positive signs is tax benefit in excess of the benefit calculated by applying the federal statutory rate to the pre-tax loss.

The effective tax rate for the first nine months of fiscal 2014 was impacted primarily by a discrete tax benefit of $2 million related to the adjustment of the tax basis in certain fixed assets, as well as the impact of applying a projected annual effective tax rate in excess of the federal statutory rate to the low absolute level of pre-tax results for the period. The effective tax rate for the third quarter of fiscal 2014 benefited primarily from the fixed asset tax basis adjustment of $2 million and the partial realization of previously reserved tax benefits as a result of taxable income in a foreign jurisdiction generated during the period.

The effective tax rate for the third quarter of fiscal 2013 was higher than the federal statutory rate due to the impact of the low level of pre-tax income in the quarter and lower financial performance in foreign operations, which are taxed at more favorable rates. The effective tax rate for the first nine months of fiscal 2013 also benefited from the recognition of certain discrete tax benefits of $1 million in the second quarter of fiscal 2013.

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

Note 16 - Net Income (Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income (loss) per share attributable to SSI (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Net income	$4,124	$1,554	$1,398	$8,855
Net income attributable to noncontrolling interests	(1,014)	(734)	(2,726)	(1,063)
Net income (loss) attributable to SSI	$3,110	$820	$(1,328)	$7,792
Computation of shares:
Weighted average common shares outstanding, basic	26,853	26,671	26,811	26,629
Incremental common shares attributable to dilutive stock options, performance share awards, DSUs and RSUs	164	142	—	148
Weighted average common shares outstanding, diluted	27,017	26,813	26,811	26,777

Common stock equivalent shares of 501,511 and 1,184,755 were considered antidilutive and were excluded from the calculation of diluted net income (loss) per share for the three and nine months ended May 31, 2014, respectively, compared to 601,547 and 583,747 common stock equivalent shares for the three and nine months ended May 31, 2013, respectively.

Note 17 - Related Party Transactions

The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $8 million for the three months ended May 31, 2014 and 2013, and $22 million and $20 million for the nine months ended May 31, 2014 and 2013, respectively. Net advances to these joint ventures were $2 million and $1 million for the three months ended May 31, 2014 and 2013, respectively, and $4 million and $2 million for the nine months ended May 31, 2014 and 2013. Amounts receivable from joint ventures were less than $1 million and amounts payable to joint ventures were $3 million as of May 31, 2014 and August 31, 2013, respectively. Amounts receivable from joint venture partners were $1 million as of May 31, 2014 and August 31, 2013.

In connection with the acquisition of the assets of a metals recycling business in March 2011, the Company had entered into a series of agreements to obtain barging and other services and lease property with entities owned by the minority shareholder of the Company’s subsidiary that operates its MRB facilities in British Columbia and Alberta, Canada. On March 8, 2013, the Company purchased the noncontrolling interest in that subsidiary and, as a result, those entities under common ownership of the former minority shareholder ceased to be related parties of the Company. The Company paid less than $1 million and $5 million, primarily for barging services, under these agreements for the three and nine months ended May 31, 2013.

Thomas D. Klauer, Jr., President of the Company’s Auto Parts Business, is the sole shareholder of a corporation that is the 25% minority partner in a partnership in which the Company is the 75% partner and which operates five self-service stores in Northern California. Mr. Klauer’s 25% share of the profits of this partnership totaled $1 million and less than $1 million for the three months ended May 31, 2014 and 2013, respectively, and $2 million and $1 million for the nine months ended May 31, 2014 and 2013, respectively. The partnership leases properties from entities in which Mr. Klauer has ownership interests under agreements that expire in March 2016 with options to renew the leases, upon expiration, for multiple periods. The rent paid by the partnership to the entities in which Mr. Klauer has ownership interests was less than $1 million for the three and nine months ended May 31, 2014 and 2013.

Certain members of the Schnitzer family own significant interests in, or are related to owners of, MMGL Corp (“MMGL,” formerly known as Schnitzer Investment Corp.), which is engaged in the real estate business and was a subsidiary of the Company prior to 1989. MMGL is considered a related party for financial reporting purposes. The Company and MMGL are both potentially responsible parties with respect to Portland Harbor, which has been designated as a Superfund site since December 2000. The Company and MMGL have worked together in response to Portland Harbor matters, and the Company has paid all of the legal and consulting fees for the joint defense, in part due to its environmental indemnity obligation to MMGL with respect to the Portland scrap metal operations property. The Company and MMGL have agreed to an equitable cost sharing arrangement with respect to defense costs under which MMGL will pay 50% of the legal and consulting costs, net of insurance recoveries. The amounts receivable from (payable to) MMGL vary from period to period because of the timing of incurring legal and consulting fees, payments for cost reimbursements and insurance recoveries. Amounts receivable from MMGL under this agreement were $1 million and less than $1 million as of May 31, 2014 and August 31, 2013.

Note 18 - Segment Information

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

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below illustrates the Company’s operating results by reporting segment (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Revenues:
Metals Recycling Business:
Revenues	$516,841	$604,870	$1,542,840	$1,675,521
Less: Intersegment revenues	(43,519)	(52,734)	(138,410)	(142,448)
MRB external customer revenues	473,322	552,136	1,404,430	1,533,073
Auto Parts Business:
Revenues	83,596	86,439	239,591	234,075
Less: Intersegment revenues	(21,170)	(21,223)	(63,960)	(58,042)
APB external customer revenues	62,426	65,216	175,631	176,033
Steel Manufacturing Business:
Revenues	102,039	92,943	271,618	256,219
Total revenues	$637,787	$710,295	$1,851,679	$1,965,325

The table below illustrates the reconciliation of the Company’s segment operating income to income (loss) before income taxes (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Metals Recycling Business	$3,736	$8,789	$14,932	$28,602
Auto Parts Business	6,734	8,273	16,918	21,348
Steel Manufacturing Business	4,594	(72)	9,912	4,373
Segment operating income	15,064	16,990	41,762	54,323
Restructuring charges and other exit-related costs	(2,762)	(1,873)	(6,580)	(5,006)
Corporate and eliminations	(10,673)	(7,930)	(30,594)	(29,526)
Operating income	1,629	7,187	4,588	19,791
Interest expense	(2,580)	(2,788)	(8,097)	(7,159)
Other income, net	570	141	604	414
Income (loss) before income taxes	$(381)	$4,540	$(2,905)	$13,046

The following is a summary of the Company’s total assets by reporting segment (in thousands):

	May 31, 2014	August 31, 2013
Metals Recycling Business(1)	$1,328,514	$1,316,202
Auto Parts Business	358,872	359,977
Steel Manufacturing Business	341,125	330,282
Total segment assets	2,028,511	2,006,461
Corporate and eliminations	(640,669)	(600,949)
Total assets	$1,387,842	$1,405,512
_____________________________

(1)	MRB total assets include $14 million and $15 million as of May 31, 2014 and August 31, 2013, respectively, for investments in joint venture partnerships.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section includes a discussion of our operations for the three and nine months ended May 31, 2014 and 2013. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2013 and the Unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in Part I, Item 1 of this report.
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

General
Founded in 1906, Schnitzer Steel Industries, Inc., an Oregon corporation, is one of North America's largest recyclers of ferrous and nonferrous scrap metal, a leading recycler of used and salvaged vehicles and a manufacturer of finished steel products.
We operate in three reporting segments: the Metals Recycling Business (“MRB”), the Auto Parts Business (“APB”) and the Steel Manufacturing Business (“SMB”), which collectively provide an end-of-life cycle solution for a variety of products through our integrated businesses. We use operating income to measure our segments’ performance. Restructuring charges are not allocated to segment operating income because we do not include this information in our measurement of the segments’ performance. Corporate expense consists primarily of unallocated expense for management and administrative services that benefit all three reporting segments. As a result of this unallocated expense, the operating income of each reporting segment does not reflect the operating income the reporting segment would report as a stand-alone business. For further information regarding our reporting segments, see Note 18 - Segment Information in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
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
Executive Overview of Financial Results for the Third Quarter of Fiscal 2014

We generated consolidated revenues of $638 million in the third quarter of fiscal 2014, a decrease of 10% from the $710 million of revenues in the third quarter of fiscal 2013. Overall consolidated revenues decreased primarily due to lower average net selling prices for ferrous and nonferrous metal and reduced sales volumes of export ferrous metal as a result of continued weak economic conditions that negatively impacted export demand for recycled metal, which was only partially offset by higher volumes for domestic sales of recycled ferrous metal and finished steel products.
Consolidated operating income was $2 million in the third quarter of fiscal 2014, compared to $7 million in the third quarter of fiscal 2013. Adjusted consolidated operating income in the third quarter of fiscal 2014, excluding restructuring and other exit-related costs and other asset impairment charges, was $5 million compared to adjusted consolidated operating income of $9 million in the third quarter of fiscal 2013 (see reconciliation of adjusted consolidated operating income in Non-GAAP Financial Measures at the end of Item 2). Export selling prices for shipments at the start of the third quarter of fiscal 2014 declined sharply as a result of weaker global demand before a partial recovery later in the third quarter, resulting in significantly lower average export selling prices compared to the third quarter of fiscal 2013. In the environment of declining selling prices as experienced in the third quarter of fiscal 2014, average inventory costs did not decrease as quickly as purchase costs for raw materials, resulting in an adverse effect on cost of goods sold and further compression of operating margins compared to the immediately preceding quarter. Operating results for the third quarter and first nine months of fiscal 2014 were also negatively impacted by continued challenging ferrous and nonferrous market conditions and the impact of prolonged constrained supply conditions for raw materials which more than offset the benefits from productivity improvements, contributing to a compression in operating margins at MRB compared to the prior year quarter. These decreases were partially offset by an increase in operating income at SMB of $5 million compared to the third quarter of fiscal 2013, primarily as a result of improved demand leading to higher sales volumes and benefits from productivity improvements, and by a reduction in consolidated selling, general and administrative ("SG&A") expenses by $3 million compared to the prior year quarter primarily due to reduced employee compensation from headcount reductions and professional and outside services costs.
For the third quarter of fiscal 2014, net income attributable to SSI was $3 million, or $0.12 per diluted share, compared to $1 million, or $0.03 per diluted share, in the prior year quarter. Results in the current quarter included $5 million of income tax benefit, primarily reflecting the allocation of the projected annual tax rate on third quarter results and including the recognition of a discrete tax benefit of $2 million. Adjusted net income attributable to SSI, excluding restructuring and other exit-related costs and other asset impairment charges, was $4 million, or $0.16 per diluted share, compared to $2 million, or $0.09 per diluted share, in the third quarter of fiscal 2013, and included $2 million in tax benefits primarily related to the discrete tax benefit item.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

In the third quarter of fiscal 2014, we achieved $9 million in cost savings related to the restructuring and productivity initiatives announced and initiated in the first quarter and expanded in the second quarter of fiscal 2014 to reduce our annual operating expenses by approximately $40 million. Of this amount, approximately 70% is expected to benefit fiscal 2014 results with the full annual benefit expected to be achieved in fiscal 2015. The reduction in expenses is expected to result from a combination of headcount reductions, implementation of operational efficiencies, reduced lease costs and other productivity improvements.
The following items summarize our consolidated financial results for the third quarter of fiscal 2014:

•	Revenues of $638 million, compared to $710 million in the third quarter of fiscal 2013;

•	Consolidated operating income of $2 million, compared to $7 million in the third quarter of fiscal 2013;

•
Adjusted consolidated operating income of $5 million, compared to adjusted consolidated operating income of $9 million in the third quarter of fiscal 2013 (see reconciliation of adjusted consolidated operating income in Non-GAAP Financial Measures at the end of Item 2);

•	Net income attributable to SSI of $3 million, or $0.12 per diluted share, compared to $1 million, or $0.03 per diluted share, in the third quarter of fiscal 2013;

•
Adjusted net income attributable to SSI of $4 million, or $0.16 per diluted share, compared to $2 million, or $0.09 per diluted share, in the third quarter of fiscal 2013 (see the reconciliation of adjusted net income and adjusted diluted earnings per share in Non-GAAP Financial Measures at the end of Item 2);

•	For the first nine months of fiscal 2014, net cash provided by operating activities of $73 million, compared to $2 million in the prior year period; and

•	Debt, net of cash, of $347 million as of May 31, 2014, compared to $368 million as of August 31, 2013 (see the reconciliation of debt, net of cash in Non-GAAP Financial Measures at the end of Item 2).

The following items highlight the financial results for our reporting segments for the third quarter of fiscal 2014:

•	MRB revenues and operating income of $517 million and $4 million, respectively, compared to $605 million and $9 million in the third quarter of fiscal 2013, respectively;

•	APB revenues and operating income of $84 million and $7 million, respectively, compared to $86 million and $8 million in the third quarter of fiscal 2013, respectively; and

•	SMB revenues and operating income of $102 million and $5 million, respectively, compared to $93 million and approximately break-even results in the third quarter of fiscal 2013, respectively.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

	Three Months Ended May 31,			Nine Months Ended May 31,
($ in thousands)	2014	2013	% Change	2014	2013	% Change
Revenues:
Metals Recycling Business	$516,841	$604,870	(15)%	$1,542,840	$1,675,521	(8)%
Auto Parts Business	83,596	86,439	(3)%	239,591	234,075	2%
Steel Manufacturing Business	102,039	92,943	10%	271,618	256,219	6%
Intercompany revenue eliminations(1)	(64,689)	(73,957)	(13)%	(202,370)	(200,490)	1%
Total revenues	637,787	710,295	(10)%	1,851,679	1,965,325	(6)%
Cost of goods sold:
Metals Recycling Business	493,681	571,331	(14)%	1,465,804	1,576,148	(7)%
Auto Parts Business	62,216	63,911	(3)%	179,718	171,484	5%
Steel Manufacturing Business	95,784	91,667	4%	256,154	246,931	4%
Intercompany cost of goods sold eliminations(1)	(64,911)	(74,646)	(13)%	(201,348)	(199,630)	1%
Total cost of goods sold	586,770	652,263	(10)%	1,700,328	1,794,933	(5)%
Selling, general and administrative expense:
Metals Recycling Business	19,541	25,162	(22)%	62,044	71,423	(13)%
Auto Parts Business	14,646	14,255	3%	42,955	41,243	4%
Steel Manufacturing Business	1,661	1,348	23%	5,552	4,915	13%
Corporate(2)	10,393	8,625	20%	29,096	28,563	2%
Total selling, general and administrative expense	46,241	49,390	(6)%	139,647	146,144	(4)%
(Income) loss from joint ventures:
Metals Recycling Business	(117)	(412)	(72)%	(868)	(652)	33%
Change in intercompany profit elimination(3)	(30)	(6)	400%	(56)	103	NM
Total income from joint ventures	(147)	(418)	(65)%	(924)	(549)	68%
Other asset impairment charges:
Metals Recycling Business	—	—	NM	928	—	NM
Corporate	532	—	NM	532	—	NM
Total other asset impairment charges	532	—	NM	1,460	—	NM
Operating income:
Metals Recycling Business	3,736	8,789	(57)%	14,932	28,602	(48)%
Auto Parts Business	6,734	8,273	(19)%	16,918	21,348	(21)%
Steel Manufacturing Business	4,594	(72)	NM	9,912	4,373	127%
Segment operating income	15,064	16,990	(11)%	41,762	54,323	(23)%
Restructuring charges and other exit-related costs(4)	(2,762)	(1,873)	47%	(6,580)	(5,006)	31%
Corporate expense(2)	(10,925)	(8,625)	27%	(29,628)	(28,563)	4%
Change in intercompany profit elimination(5)	252	695	(64)%	(966)	(963)	—%
Total operating income	$1,629	$7,187	(77)%	$4,588	$19,791	(77)%
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

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

(5)	Intercompany profits are not recognized until the finished products are sold to third parties; therefore, intercompany profit is eliminated while the products remain in inventory.

Revenues
Consolidated revenues in the third quarter and first nine months of fiscal 2014 were $638 million and $1.9 billion, respectively, representing decreases of 10% and 6% compared to the same periods in the prior year. The decreases were primarily due to lower average net selling prices for ferrous and nonferrous metal and reduced sales volumes of export ferrous metal as a result of continued weak economic conditions that negatively impacted export demand for recycled metal, which were only partially offset by higher volumes for domestic sales of recycled ferrous metal and finished steel products. In addition, the pace of economic recovery continued to adversely impact the supply of scrap metal and contributed to the lower sales volumes compared to the prior year periods.
Operating Income
Consolidated operating income in the third quarter and first nine months of fiscal 2014 was $2 million and $5 million, respectively, compared to $7 million and $20 million in the same periods in the prior year. Adjusted consolidated operating income in the third quarter and first nine months of fiscal 2014, excluding restructuring and other exit-related costs and other asset impairment charges, was $5 million and $13 million, respectively, compared to $9 million and $25 million, respectively, in the third quarter and first nine months of fiscal 2013 (see reconciliation of adjusted consolidated operating income in Non-GAAP Financial Measures at the end of Item 2). Export selling prices were subject to significant downward pressure in the first nine months of fiscal 2014, including a sharp decline for shipments at the start of the third quarter of fiscal 2014 primarily as a result of weaker global demand resulting in significantly lower average export selling prices compared to the prior year periods. In the environment of declining selling prices experienced in the third quarter of fiscal 2014, average inventory costs did not decrease as quickly as purchase costs for raw materials, resulting in an adverse effect on cost of goods sold and further compression of operating margins compared to the immediately preceding quarter. Operating results for the third quarter and first nine months of fiscal 2014 were also negatively impacted by continued challenging ferrous and nonferrous market conditions and the impact of prolonged constrained supply conditions for raw materials, which more than offset the benefits from both productivity improvements and, for the first nine months of fiscal 2014, a less adverse impact from average inventory costing, contributing to a compression in operating margins compared to the prior year periods. The impact of purchase costs of end-of-life vehicles at APB decreasing at a slower rate than commodity selling prices during the first nine months of fiscal 2014 also contributed to the compression in operating margins compared to the prior year period. These decreases were partially offset by an increase in operating income at SMB of $5 million and $6 million for the third quarter and first nine months of fiscal 2014, respectively, compared to the prior year periods, primarily as a result of improved demand leading to higher sales volumes and benefits from productivity improvements. In addition, consolidated SG&A expenses decreased by $3 million and $6 million compared to the third quarter and first nine months of fiscal 2013 primarily due to reduced employee compensation from headcount reduction and professional and outside services costs.
Consolidated operating income in the third quarter and first nine months of fiscal 2014 included restructuring charges and other exit-related costs of $3 million and $7 million, respectively, consisting of severance, contract termination, other restructuring costs and exit-related asset impairments, compared to charges of $2 million and $5 million, respectively, in the prior year periods. These charges are related to restructuring initiatives under two separate plans announced in the fourth quarter of fiscal 2012 (the “Q4’12 Plan”) and the first quarter of fiscal 2014 (the “Q1’14 Plan”), respectively.
In the first quarter of fiscal 2014, we initiated the Q1’14 Plan and began implementing restructuring and productivity initiatives to reduce our annual operating expenses by approximately $30 million, of which the majority is reflected in cost of goods sold. In the second quarter of fiscal 2014, we identified an additional $10 million in targeted annualized cost savings benefiting mainly SG&A expenses, bringing the total targeted reduction in annual operating expenses to approximately $40 million. Of this amount, approximately 70% is expected to benefit fiscal 2014 results with the full annual benefit expected to be achieved in fiscal 2015. In the third quarter and first nine months of fiscal 2014, we achieved $9 million and $20 million, respectively, in cost savings related to these initiatives. The majority of the reduction in operating expenses will occur at MRB and is expected to result from a combination of headcount reductions, implementation of operational efficiencies, reduced lease costs and other productivity improvements. We expect to incur restructuring charges of approximately $6 million, substantially all in fiscal 2014, in connection with these initiatives, the vast majority of which will require us to make cash payments. In addition to the restructuring charges recorded in connection with these initiatives, during the first nine months of fiscal 2014 the Company incurred other exit-related costs of $1 million consisting of asset impairments related to site closures.

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

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

on an annualized basis, comprising approximately $18 million of selling, general and administrative expense and $7 million of cost of goods sold.

Restructuring charges and other exit-related costs for the three months ended May 31, 2014 and 2013 were comprised of the following (in thousands):

	Three Months Ended May 31, 2014			Three Months Ended May 31, 2013
	Q4’12 Plan	Q1’14 Plan	Total Charges	Q4’12 Plan	Q1’14 Plan	Total Charges
Restructuring charges:
Severance costs	$(31)	$2,192	$2,161	$1,419	$—	$1,419
Contract termination costs	107	494	601	158	—	158
Other restructuring costs	—	—	—	296	—	296
Total restructuring charges	76	2,686	2,762	1,873	—	1,873
Other exit-related costs:
Asset impairments	—	—	—	—	—	—
Total exit-related costs	—	—	—	—	—	—
Total restructuring charges and other exit-related costs	$76	$2,686	$2,762	$1,873	$—	$1,873
Total restructuring charges to date	$13,549	$5,383	$18,932	$10,018	$—	$10,018

See Note 8 - Restructuring Charges and Other Exit-Related Costs in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional details on restructuring charges.

Income Tax Expense
Our effective tax rate for the third quarter and first nine months of fiscal 2014 was a benefit of 1,182.4% and 148.1%, respectively, compared to an expense of 65.8% and 32.1%, respectively, for the same periods in the prior year.

The effective tax rate for the first nine months of fiscal 2014 was impacted primarily by a discrete tax benefit of $2 million related to the adjustment of the tax basis in certain of our fixed assets, as well as the impact of applying a projected annual effective tax rate in excess of the federal statutory rate to the low absolute level of pre-tax results for the period. The effective tax rate for the third quarter of fiscal 2014 benefited primarily from the fixed asset tax basis adjustment of $2 million and the partial realization of previously reserved tax benefits as a result of taxable income generated by a foreign jurisdiction during the period.

The effective tax rate for the third quarter of fiscal 2013 was higher than the statutory rate due to the impact of the low level of pre-tax income in the quarter and lower financial performance in foreign operations, which are taxed at more favorable rates. The effective tax rate for the first nine months of fiscal 2013 also benefited from the recognition of certain discrete tax benefits of $1 million in the second quarter of fiscal 2013.

We will continue to regularly assess the realizability of deferred tax assets. Changes in historical earnings performance and future earnings projections, among other factors, may cause us to adjust our valuation allowance on deferred tax assets, which would impact our results of operations in the period we determine that these factors have changed.

The effective tax rate for fiscal 2014 is expected to be approximately 29%, subject to financial performance for the remainder of the year.

Financial Results by Segment
We operate our business across three reporting segments: MRB, APB and SMB. Additional financial information relating to these reporting segments is contained in Note 18 - Segment Information in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Metals Recycling Business

	Three Months Ended May 31,			Nine Months Ended May 31,
($ in thousands, except for prices)	2014	2013	% Change	2014	2013	% Change
Ferrous revenues	$386,826	$465,194	(17)%	$1,165,487	$1,279,088	(9)%
Nonferrous revenues	123,407	130,600	(6)%	357,394	372,456	(4)%
Other	6,608	9,076	(27)%	19,959	23,977	(17)%
Total segment revenues	516,841	604,870	(15)%	1,542,840	1,675,521	(8)%
Cost of goods sold	493,681	571,331	(14)%	1,465,804	1,576,148	(7)%
Selling, general and administrative expense	19,541	25,162	(22)%	62,044	71,423	(13)%
Income from joint ventures	(117)	(412)	(72)%	(868)	(652)	33%
Other asset impairment charges	—	—	NM	928	—	NM
Segment operating income	$3,736	$8,789	(57)%	$14,932	$28,602	(48)%
Average ferrous recycled metal sales prices ($/LT):(1)
Domestic	$354	$367	(4)%	$361	$362	—%
Foreign	$341	$367	(7)%	$349	$368	(5)%
Average	$346	$367	(6)%	$353	$366	(4)%
Ferrous sales volume (LT, in thousands):
Domestic	345	314	10%	995	854	17%
Foreign	679	850	(20)%	2,035	2,368	(14)%
Total ferrous sales volume (LT, in thousands)	1,024	1,164	(12)%	3,030	3,222	(6)%
Average nonferrous sales price ($/pound)(1)	$0.86	$0.94	(9)%	$0.87	$0.95	(8)%
Nonferrous sales volumes (pounds, in thousands)	139,273	135,256	3%	399,150	379,688	5%
Outbound freight included in cost of goods sold	$37,465	$41,744	(10)%	$107,271	$111,651	(4)%
_____________________________
NM = Not Meaningful
LT = Long Ton, which is 2,240 pounds

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

Revenues
Revenues in the third quarter and first nine months of fiscal 2014 decreased by 15% and 8%, respectively, compared to the prior year periods due to lower average export sales prices and export sales volumes as a result of continued weak economic conditions that negatively impacted export demand for recycled metal, which were only partially offset by higher domestic ferrous sales volumes. In addition, the pace of economic recovery continued to adversely impact the supply of scrap metal and also contributed to the lower sales volumes compared to the prior year periods.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Segment Operating Income
Operating income for each of the third quarter and first nine months of fiscal 2014 was $4 million and $15 million compared to $9 million and $29 million, respectively, in the comparable prior year periods. Export selling prices were subject to significant downward pressure in the first nine months of fiscal 2014, including a sharp decline for shipments at the start of the third quarter of fiscal 2014, primarily as a result of weaker global demand, resulting in significantly lower average export selling prices compared to the prior year periods. In the environment of declining selling prices experienced in the third quarter of fiscal 2014, average inventory costs did not decrease as quickly as purchase costs for raw materials, resulting in an adverse effect on cost of goods sold and further compression of operating margins compared to the immediately preceding quarter. Operating results for the third quarter and first nine months of fiscal 2014 were also negatively impacted by continued challenging ferrous and nonferrous market conditions and the impact of prolonged constrained supply conditions for raw materials, which more than offset the benefits from both productivity improvements and, for the first nine months of fiscal 2014, a less adverse impact from average inventory costing, contributing to a compression in operating margins compared to the prior year periods. SG&A expenses in the third quarter and first nine months of fiscal 2014 decreased by $6 million and $9 million, respectively, compared to the prior year periods primarily due to reduced employee compensation from headcount reductions and professional and outside service costs.
Further, during the first nine months of fiscal 2014, we recorded $1 million in other asset impairment charges.
Auto Parts Business

	Three Months Ended May 31,			Nine Months Ended May 31,
($ in thousands)	2014	2013	% Change	2014	2013	% Change
Revenues	$83,596	$86,439	(3)%	$239,591	$234,075	2%
Cost of goods sold	62,216	63,911	(3)%	179,718	171,484	5%
Selling, general and administrative expense	14,646	14,255	3%	42,955	41,243	4%
Segment operating income	$6,734	$8,273	(19)%	$16,918	$21,348	(21)%
Number of stores at period end	61	61	—%	61	61	—%
Cars purchased (in thousands)	98	95	3%	274	262	5%

Revenues
Revenues in the third quarter of fiscal 2014 decreased by 3% compared to the prior year period primarily due to lower commodity selling prices partially offset by benefits from higher volumes. Revenues in the first nine months of fiscal 2014 increased by 2% compared to the prior year period primarily due to additional volumes in the first three months of the period from stores acquired or opened during the prior twelve-month period.
Segment Operating Income
Operating income for the third quarter and first nine months of fiscal 2014 decreased by 19% and 21%, respectively, compared to the same periods in the prior year. The benefits on operating margins from higher volumes and productivity improvements achieved in fiscal 2014 were more than offset by a compression in operating margins, primarily due to lower ferrous and nonferrous commodity selling prices, and increased SG&A expense, primarily due to the addition of new stores, compared to the prior year periods. Operating income for the third quarter and first nine months of fiscal 2013 also included operating losses of $1 million and $3 million, respectively, including integration and startup costs, related to store locations with twelve months or less of operations.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Steel Manufacturing Business

	Three Months Ended May 31,			Nine Months Ended May 31,
($ in thousands, except for price)	2014	2013	% Change	2014	2013	% Change
Revenues	$102,039	$92,943	10%	$271,618	$256,219	6%
Cost of goods sold	95,784	91,667	4%	256,154	246,931	4%
Selling, general and administrative expense	1,661	1,348	23%	5,552	4,915	13%
Segment operating income	$4,594	$(72)	NM	$9,912	$4,373	127%
Finished steel products average sales price ($/ton)(1)	$686	$687	—%	$673	$685	(2)%
Finished steel products sold (tons, in thousands)	135	125	8%	377	350	8%
Rolling mill utilization	72%	60%		68%	64%
_____________________________

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

Revenues
Revenues for the third quarter and first nine months of fiscal 2014 increased by 10% and 6% compared to the same periods in the prior year due to increased sales volumes for finished steel products as a result of higher demand in our West Coast markets mainly driven by improved non-residential construction. For the first nine months of fiscal 2014, the benefits from increased sales volumes were partially offset by lower average selling prices as a result of the impact of reduced costs of raw materials.
Segment Operating Income
Operating income for the third quarter and first nine months of fiscal 2014 increased significantly compared to the respective prior year periods due to higher sales volumes, the impact of raw material costs within cost of goods sold decreasing at a faster rate than the average sales price for finished steel products and benefits from operational efficiencies and productivity improvements. For the first nine months of fiscal 2014, these benefits were partially offset by the recognition of bad debt expense of $1 million in the first quarter of fiscal 2014.

Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.

Sources and Uses of Cash
We had cash balances of $29 million and $13 million as of May 31, 2014 and August 31, 2013, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, acquisitions, dividends and share repurchases. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of May 31, 2014, debt, net of cash, was $347 million compared to $368 million as of August 31, 2013 (refer to Non-GAAP Financial Measures below), a decrease of $21 million primarily as a result of the positive cash flows generated by operating activities. Our cash balances as of May 31, 2014 and August 31, 2013 include $5 million and $7 million, respectively, which are indefinitely reinvested in Puerto Rico and Canada.
Operating Activities
Net cash provided by operating activities in the first nine months of fiscal 2014 was $73 million, compared to $2 million in the first nine months of fiscal 2013.

Sources of cash in the first nine months of fiscal 2014 included an $18 million decrease in inventories due to lower volumes of material on hand. Uses of cash included a $17 million increase in accounts receivable due to the timing of sales and collections.

Cash used in operating activities in the first nine months of fiscal 2013 included a $43 million increase in accounts receivable due to the timing of sales and collections, a $20 million increase in inventory due to higher volumes on hand including the impact of timing on sales and a $10 million decrease in accounts payable due to the timing of payments.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Investing Activities
Net cash used in investing activities in the first nine months of fiscal 2014 was $33 million, compared to $90 million in the first nine months of fiscal 2013.

Cash used in investing activities in the first nine months of fiscal 2014 included capital expenditures of $29 million to upgrade our equipment and infrastructure.

Cash used in investing activities in the first nine months of fiscal 2013 included capital expenditures of $67 million, including investments in the construction of a new shredder, advanced processing equipment and related infrastructure for our facility in Surrey, British Columbia, which commenced shredding operations in the third quarter of fiscal 2013. Cash used for investing activities also included $23 million related to the acquisition of eight used auto parts facilities.

Financing Activities
Net cash used in financing activities in the first nine months of fiscal 2014 was $24 million, compared to net cash provided by financing activities of $35 million in the first nine months of fiscal 2013.

Cash used in financing activities in the first nine months of fiscal 2014 was primarily due to $15 million for dividends and $7 million in net repayments of debt (refer to Non-GAAP Financial Measures below).

Cash provided by financing activities in the first nine months of fiscal 2013 was primarily due to $75 million in net borrowings of debt (refer to Non-GAAP Financial Measures below) mainly used to support higher working capital requirements,acquisitions and the purchase of the redeemable noncontrolling interest. Uses of cash included $15 million for dividends and $25 million for the purchase of the redeemable noncontrolling interest in the third quarter of fiscal 2013.

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

We had borrowings outstanding under the credit facility of $362 million as of May 31, 2014 and $360 million as of August 31, 2013. The weighted average interest rate on amounts outstanding under this facility was 1.93% and 1.98% as of May 31, 2014 and August 31, 2013, respectively.

We also have an unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. that expires March 1, 2015. Interest rates are set by the bank at the time of borrowing. We had zero and $9 million of borrowings outstanding under this line of credit as of May 31, 2014 and August 31, 2013.

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

As of May 31, 2014, we were in compliance with these financial covenants. The consolidated fixed charge coverage ratio is required to be no less than 1.50 to 1 and was 1.84 to 1 as of May 31, 2014. The consolidated leverage ratio is required to be no more than 0.55 to 1 and was 0.34 to 1 as of May 31, 2014. While we expect to remain in compliance with these covenants, there can be no assurances that we will be able to do so in the event of a sustained deterioration from current market conditions or other negative factors which adversely impact our results of operations and financial position, and lead to a trend of consolidated net losses. If we do not maintain compliance with our financial covenants and are unable to obtain an amendment or waiver from our

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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

In addition, as of May 31, 2014 and August 31, 2013, we had $8 million of long-term tax-exempt bonds outstanding that mature in January 2021.

Capital Expenditures
Capital expenditures totaled $29 million for the first nine months of fiscal 2014, compared to $67 million for the same period in the prior year. During the first quarter of fiscal 2014, we completed our investment in the construction of a new nonferrous processing facility in Puerto Rico, which commenced operations in September 2013. We plan to invest up to $40 million in capital expenditures in fiscal 2014, including capital expenditures associated with APB acquisitions and greenfield store developments made or commenced in fiscal 2013 or fiscal 2014.

Dividends
On April 30, 2014 our Board of Directors declared a dividend for the third quarter of fiscal 2014 of $0.1875 per common share, which equates to an annual cash dividend of $0.75 per common share. The dividend was paid on May 27, 2014.

Environmental Compliance
Our commitment to sustainable recycling and to operating our business in an environmentally responsible manner requires us to continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures, we invested $4 million in capital expenditures for environmental projects during the first nine months of fiscal 2014, and plan to invest up to $9 million for such projects in fiscal 2014.

We have been identified by the United States Environmental Protection Agency (“EPA”) as one of the potentially responsible parties (“PRPs”) that own or operate or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (“the Site”). A group of PRPs is conducting an investigation and study to identify and characterize the contamination at the Site and develop alternative approaches to remediation of the contamination. On March 30, 2012 the group submitted to the EPA a draft feasibility study (“draft FS”) based on approximately ten years of work and $100 million in costs classified as investigation-related. The draft FS identifies ten possible remedial alternatives which range in estimated cost from approximately $170 million to $250 million (net present value) for the least costly alternative to approximately $1.08 billion to $1.76 billion (net present value) for the most costly and estimates a range of two to 28 years to implement the remedial work, depending on the selected alternative. The draft FS does not determine who is responsible for remediation costs, define the precise cleanup boundaries or select remedies. The draft FS is being revised by the EPA and the revisions may be significant. A final decision on the nature and extent of the required remediation will occur only after the EPA has prepared a proposed plan for public review and issued a record of decision (“ROD”). Currently available information indicates that the EPA does not expect to issue its final ROD selecting a remedy for the Site until at least 2017. Responsibility for implementing and funding the EPA’s selected remedy will be determined in a separate allocation process, which is currently underway. Because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs, we believe it is not reasonably possible to estimate the amount or range of costs which we are likely or which are reasonably possible to incur in connection with the Site, although such costs could be material to our financial position, results of operations, future cash flows and liquidity. Any material liabilities recorded in the future related to the Site could result in our failure to maintain compliance with certain covenants in our debt agreements. Significant cash outflows in the future related to the Site could reduce the amounts available for borrowing that could otherwise be used for investment in capital expenditures, acquisitions, dividends and share repurchases. See Note 7 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

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

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

a sustained deterioration from current market conditions, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate steps to obtain sufficient additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained or, if obtained, would be adequate or on acceptable terms.

Off-Balance Sheet Arrangements
None.
Contractual Obligations
There were no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013.
We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. At May 31, 2014, we had $17 million outstanding under these arrangements.

Critical Accounting Policies and Estimates
We reaffirm our critical accounting policies and estimates as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended August 31, 2013, except for the following:
Goodwill
During the first quarter of fiscal 2014, we changed the annual impairment testing date of goodwill allocated to our reporting units from February 28 to July 1 of each year. There were no triggering events identified during the first three quarters of fiscal 2014 requiring an interim goodwill impairment test allocated to our reporting units. Additional sustained declines or a lack of recovery in market conditions from current levels, a trend of weaker than anticipated Company financial performance including the pace and extent of operating margin and volume recovery, a sustained decline in the Company’s share price from current levels, or an increase in the market-based weighted-average cost of capital, among other factors, could significantly impact the impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on the Company’s financial condition and results of operations. See Note 5 - Goodwill in the Notes to the Unaudited Condensed Consolidated Financial Statements, Part 1, Item 1 of this report for further detail.
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
The following is a reconciliation of debt, net of cash (in thousands):

	May 31, 2014	August 31, 2013
Short-term borrowings	$601	$9,174
Long-term debt, net of current maturities	375,797	372,663
Total debt	376,398	381,837
Less: cash and cash equivalents	29,362	13,481
Total debt, net of cash	$347,036	$368,356
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

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

The following is a reconciliation of net borrowings (repayments) of debt (in thousands):

	Nine Months Ended May 31,
	2014	2013
Borrowings from long-term debt	$259,323	$234,484
Proceeds from line of credit	327,000	432,000
Repayment of long-term debt	(257,535)	(159,028)
Repayment of line of credit	(335,500)	(432,000)
Net borrowings (repayments) of debt	$(6,712)	$75,456
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
The following is a reconciliation of the adjusted consolidated operating income, adjusted net income (loss) attributable to SSI and adjusted diluted earnings per share attributable to SSI (in thousands, except per share data):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Consolidated operating income:
As reported	1,629	$7,187	$4,588	$19,791
Other asset impairment charges	532	—	1,460	—
Restructuring charges and other exit-related costs	2,762	1,873	6,580	5,006
Adjusted	$4,923	$9,060	$12,628	$24,797

Net income (loss) attributable to SSI:
As reported	$3,110	$820	$(1,328)	$7,792
Other asset impairment charges, net of tax	207	—	1,159	—
Restructuring charges and other exit-related costs, net of tax	1,072	1,490	5,394	3,528
Adjusted	$4,389	$2,310	$5,225	$11,320

Diluted earnings per share attributable to SSI:
As reported	$0.12	$0.03	$(0.05)	$0.29
Other asset impairment charges, net of tax, per share	0.01	—	0.04	—
Restructuring charges and other exit-related costs, net of tax, per share	0.04	0.06	0.20	0.13
Adjusted(1)	$0.16	$0.09	$0.19	$0.42
____________________________

(1)	Does not foot due to rounding.
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
Commodity Price Risk
We are exposed to commodity price risk, mainly associated with variations in the market price for finished steel products, ferrous and nonferrous metals, including scrap metal, autobodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to increases and decreases in forward selling prices by adjusting purchase prices on a timely basis. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of the shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices at May 31, 2014, a 10% decrease in the selling price per ton of finished steel products or in the selling price of inventory would not have had a material NRV impact on any of our operating segments as of May 31, 2014.
Interest Rate Risk
There have been no material changes to our disclosure regarding interest rate risk set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended August 31, 2013.
Credit Risk
As of May 31, 2014 and August 31, 2013, 48% and 49%, respectively, of our trade accounts receivable balance was covered by letters of credit. Of the remaining balance as of May 31, 2014, 97% was less than 60 days past due, compared to 95% as of August 31, 2013.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk, mainly associated with sales transactions and related accounts receivable denominated in the U.S. Dollar by our Canadian subsidiary with a functional currency of the Canadian Dollar. In certain instances, we use derivatives to manage some portion of this risk. Our derivatives are agreements with independent counterparties that provide for payments based on a notional amount. As of May 31, 2014, all of our derivative transactions were related to actual or anticipated economic transactions in the normal course of business. A change in foreign exchange rates by 10% would have changed the fair value of these contracts reported in our Condensed Consolidated Balance Sheets by $2 million at May 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.
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

101
The following financial information from Schnitzer Steel Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended May 31, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets as of May 31, 2014, and August 31, 2013, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended May 31, 2014 and 2013; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended May 31, 2014 and 2013; and (v) the Notes to Condensed Consolidated Financial Statements.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date:	June 26, 2014	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
President and Chief Executive Officer

Date:	June 26, 2014	By:	/s/ Richard D. Peach
Richard D. Peach
Senior Vice President and Chief Financial Officer