Form 10-K
period 2014-08-31
SCHNITZER STEEL INDUSTRIES INC
filed 2014-10-28
CIK 912603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2014
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
Yes [    ]    No [ x ]
The aggregate market value of the registrant’s outstanding common stock held by non-affiliates on February 28, 2014 was $647,393,005.
The registrant had 26,394,164 shares of Class A common stock, par value of $1.00 per share, and 305,900 shares of Class B common stock, par value of $1.00 per share, outstanding as of October 23, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the January 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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
Forward-looking statements in this Annual Report on Form 10-K include statements regarding our expectations, intentions, beliefs and strategies regarding the future, which may include statements regarding trends, cyclicality and changes in the markets we sell into; strategic direction; changes to manufacturing and production processes; the cost of and the status of any agreements or actions related to our compliance with environmental and other laws; expected tax rates, deductions and credits; the realization of deferred tax assets; planned capital expenditures; liquidity positions; ability to generate cash from continuing operations; the potential impact of adopting new accounting pronouncements; expected results, including pricing, sales volumes and profitability; obligations under our retirement plans; benefits, savings or additional costs from business realignment, cost containment and productivity improvement programs; and the adequacy of accruals.
When used in this report, the words “believes,” “expects,” “anticipates,” “intends,” “assumes,” “estimates,” “evaluates,” “may,” “could,” “opinions,” “forecasts,” “future,” “forward,” “potential,” “probable,” and similar expressions are intended to identify forward-looking statements.
We may make other forward-looking statements from time to time, including in reports filed with the Securities and Exchange Commission, press releases and public conference calls. All forward-looking statements we make are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements, except as may be required by law. Our business is subject to the effects of changes in domestic and global economic conditions and a number of other risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in Item 1A. Risk Factors of Part I of this Form 10-K. Examples of these risks include: potential environmental cleanup costs related to the Portland Harbor Superfund site; the impact of general economic conditions; volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; difficulties associated with acquisitions and integration of acquired businesses; the impact of goodwill impairment charges; the impact of long-lived asset impairment charges; the realization of expected cost reductions related to restructuring initiatives; the benefit of cost containment and productivity improvement programs and initiatives; the inability of customers to fulfill their contractual obligations; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and existing credit facilities; restrictions on our business and financial covenants under our bank credit agreement; the impact of the consolidation in the steel industry; the impact of imports of foreign steel into the U.S.; inability to realize expected benefits from investments in technology; freight rates and availability of transportation; impact of equipment upgrades and failures on production; product liability claims; the impact of impairment of our deferred tax assets; the impact of a cybersecurity incident; costs associated with compliance with environmental regulations; the adverse impact of climate change; inability to obtain or renew business licenses and permits; compliance with greenhouse gas emission regulations; reliance on employees subject to collective bargaining agreements; and the impact of the underfunded status of multiemployer plans in which we participate.

1 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

PART I

ITEM 1. BUSINESS
General
Founded in 1906, Schnitzer Steel Industries, Inc., an Oregon corporation, is one of North America’s largest recyclers of ferrous and nonferrous scrap metal, a leading recycler of used and salvaged vehicles and a manufacturer of finished steel products. The foundation of our business is a commitment to sustainability – recycling metal to generate additional value while achieving profitable growth. In recent years, the worldwide demand for scrap metal has been driven by growing demand for new steel products, electric arc furnace (“EAF”) steel mill technology which relies on scrap metal as its primary feedstock and, to a certain extent, the use by blast furnaces of scrap metal, which reduces energy costs and use of virgin materials. The emerging markets, the primary end markets for our recycled scrap metal, currently generate insufficient levels of scrap metal to feed their steel production. This results in a need to source recycled scrap metal from developed economies, including the United States and Canada, which, together with domestic requirements, creates ongoing demand for our products.
Through our North American Metals Recycling Business, we collect and recycle autobodies, rail cars, home appliances, industrial machinery, manufacturing scrap and construction and demolition scrap from bridges, buildings and other structures. With 55 operating facilities located in 14 States, Puerto Rico and Western Canada, we are well-positioned to efficiently collect scrap metal throughout North America and export products to customers around the world from our seven deep water ports. In fiscal 2014, we sold our products to customers located in 21 countries including the United States and Canada. Our Metals Recycling Business benefits from synergies with our Auto Parts Business in several geographic regions. Our Auto Parts Business, which has 62 retail locations, buys end-of-life vehicles, sells parts to retail and wholesale customers, and sells ferrous and nonferrous metal to metals recyclers, including our Metals Recycling Business where geographically feasible. In addition, our Steel Manufacturing Business produces finished steel products such as rebar, wire rod, coiled rebar, merchant bar and other specialty products using nearly 100% recycled metal sourced from our Metals Recycling Business.
In fiscal 2014, our Metals Recycling Business processed or brokered 4.1 million tons of ferrous scrap metal and 555 million pounds of nonferrous scrap metal. Our Metals Recycling Business’ revenues by major scrap product were 75% ferrous and 24% nonferrous, and 75% of our external revenues were generated from export sales.
In fiscal 2014, we initiated and implemented restructuring and productivity initiatives incremental to those completed in fiscal 2013 designed to further reduce our annual operating expenses by $40 million, achieving $29 million of benefit in fiscal 2014 results with the full annual benefit expected to be achieved in fiscal 2015. The benefits associated with these initiatives are occurring primarily in our Metals Recycling Business as a result of a combination of headcount reductions, implementation of operational efficiencies, reduced lease costs and other productivity improvements. These initiatives are anticipated to be completed by the end of fiscal 2015. We incurred restructuring charges and other exit-related costs of $6 million in connection with these initiatives in fiscal 2014. We plan to initiate and implement additional productivity initiatives in our Auto Parts Business in fiscal 2015 to improve profitability through a combination of revenue drivers and cost reduction initiatives. Our targeted annual improvement is approximately $7 million, with approximately 50% of that amount expected to benefit the second half of fiscal 2015 and the full annual run rate achieved in fiscal 2016.
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
To prepare scrap metal, we crush, sort and bale the material by product grade for easier handling and sale. One of the most efficient ways to process and sort recycled scrap metal is through the use of shredding systems. MRB has eight port locations equipped with large scale shredders, seven of which are deep water ports with export capabilities. In fiscal 2013, we completed the construction of a new shredder, advanced processing equipment, and related infrastructure for our dock facility in Surrey, British Columbia,

2 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

which was acquired in fiscal 2011. This state-of-the-art facility began shredding operations in the third quarter of fiscal 2013. Our largest port facilities in Everett, Massachusetts; Portland, Oregon; Oakland, California; and Tacoma, Washington each operate a mega-shredder with 7,000 to 9,000 horsepower. Our facilities in Johnston, Rhode Island; Surrey, British Columbia; Salinas, Puerto Rico; Kapolei, Hawaii; and Concord, New Hampshire operate shredders with 1,500 to 6,000 horsepower. Our shredders are designed to provide a denser product and, in conjunction with advanced separation equipment, a more refined form of ferrous scrap metal which can be more efficiently used by steel mills. The shredding process reduces autobodies, home appliances and other scrap metal into fist-size pieces of shredded recycled scrap metal. The shredded material is then carried by conveyor under magnetized drums that attract the ferrous scrap metal and separate it from the nonferrous scrap metal and other residue found in the shredded material, resulting in a consistent and high-quality shredded ferrous product. The nonferrous scrap metal and residue then pass through a series of additional mechanical sorting systems designed to separate the nonferrous metal from the residue. The remaining nonferrous metal is then hand-sorted and graded before being sold. MRB continues to invest in nonferrous metal extraction and separation technologies in order to maximize the recoverability of valuable nonferrous metal. MRB also purchases nonferrous metal directly from industrial vendors and other suppliers and prepares this metal for shipment to customers.
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
Customers
MRB sells its products globally to steel mills, foundries and smelters, and supplies the ferrous scrap metal required by SMB.
Presented below are MRB revenues by continent and, separately, from sales to SMB, for the last three fiscal years ended August 31 (dollars in thousands):

	2014	% of Revenue	2013	% of Revenue	2012	% of Revenue
Asia	$1,049,531	55%	$1,161,086	57%	$1,598,889	58%
North America	672,831	35%	609,684	30%	728,338	26%
Europe(1)	285,540	15%	381,867	19%	480,723	17%
Africa	76,122	4%	53,841	3%	130,469	5%
South America	18,911	1%	4,006	—%	10,288	1%
Sales to SMB	(188,103)	(10)%	(178,341)	(9)%	(183,906)	(7)%
Total (net of intercompany)	$1,914,832	100%	$2,032,143	100%	$2,764,801	100%
 ____________________________

(1)	Includes sales to customers in Turkey.
In fiscal 2014, the five countries from which MRB derived its largest revenues from external customers were the United States, China, South Korea, Turkey and Malaysia, which collectively accounted for 79% of total MRB external revenue. In fiscal 2013 and 2012, the five countries from which MRB derived its largest revenues from external customers accounted for 84% and 81%, respectively, of total MRB external revenue.
MRB’s five largest external ferrous scrap metal customers accounted for 35% of external recycled ferrous metal revenues in fiscal 2014, compared to 41% and 38% in fiscal 2013 and 2012, respectively. Customer purchase volumes of ferrous scrap metal vary from year to year due to the level of demand, availability of supply, economic growth, infrastructure spending, relative currency values, availability of credit and other factors. Ferrous metal sales are primarily denominated in U.S. dollars, and nearly all of the large shipments of ferrous scrap metal to foreign customers are supported by letters of credit.
MRB had no external customers that accounted for 10% or more of consolidated revenues in fiscal 2014, 2013 and 2012.

3 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

The table below sets forth, on a revenue and volume basis, the amount of recycled ferrous scrap metal sold by MRB to foreign and domestic customers, including sales to SMB, during the last three fiscal years ended August 31:

	2014		2013		2012
	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)
Foreign	$1,088,546	2,799	$1,255,636	3,167	$1,799,991	3,928
Domestic	492,499	1,323	421,399	1,142	497,589	1,187
Total	$1,581,045	4,122	$1,677,035	4,309	$2,297,580	5,115
 _____________________________

(1)	Revenues stated in thousands of dollars.

(2)	Volume stated in thousands of long tons (one long ton = 2,240 pounds).
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
The table below sets forth, on a revenue and volume basis, the amount of recycled nonferrous scrap metal sold by MRB to foreign and domestic customers during the last three fiscal years ended August 31:

	2014		2013		2012
	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)
Foreign	$342,040	395,853	$345,973	369,869	$420,378	451,163
Domestic	152,705	158,955	155,682	150,573	194,089	177,489
Total	$494,745	554,808	$501,655	520,442	$614,467	628,652
 ____________________________

(1)	Revenues stated in thousands of dollars.

(2)	Volume stated in thousands of pounds.
Pricing
Domestic and foreign prices for ferrous scrap metal are generally based on prevailing market rates, which differ by region and are subject to market cycles that are influenced by worldwide demand from steel and other metal producers and by the availability of materials that can be processed into saleable scrap metal, among other factors. Ferrous scrap metal export sales contracts generally provide for shipment within 30 to 60 days after the price is agreed to which, in most cases, includes freight. Nonferrous scrap metal sales contracts generally provide for shipment within 30 days after the price is agreed to, which also typically includes freight.
MRB responds to changes in selling prices by seeking to adjust scrap metal purchase prices at its recycling facilities in order to manage the impact on its operating income. The spread between selling prices and the cost of purchased material is subject to a number of factors, including differences in the market conditions between the domestic regions where raw scrap metal is acquired and the areas in the world where the processed materials are sold, market volatility from the time the selling price is agreed to with the customer until the time the raw material is purchased, and changes in the estimated costs of transportation to the buyer’s facility. We believe MRB generally benefits from sustained periods of rising recycled scrap metal selling prices, which allow it to better maintain or expand both operating income and unprocessed scrap metal flow into its facilities, and suffers when recycled scrap metal selling prices decline, which tends to compress its operating margins.
Markets
Worldwide demand for finished steel products, driven primarily by infrastructure spending and industrialization, drives demand for raw materials, in particular recycled ferrous metal, which is one of the primary feedstocks used in EAFs to manufacture steel. Demand for finished steel has been more pronounced in Asia and the Mediterranean region, which currently do not possess a sufficient supply of raw materials to meet production needs. As a result of this demand, MRB’s ferrous exports have made up 68%, 73% and 77% of its total ferrous sales volume in fiscal 2014, 2013 and 2012, respectively. Over the last three years, the rate of growth for global steel production slowed as a result of decelerating global economic growth, continuing geopolitical unrest, the European sovereign debt crisis, industry production cuts and a weakening price environment for finished steel. The softening market conditions reflected these macroeconomic trends which are typical of the long-term cyclicality in our industry. We believe future demand for recycled metals will be driven by factors including global infrastructure spending, fixed asset investment,

4 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

consumer spending, availability of credit, government stimulus programs and environmental policy promoting the use of recycled metals.
Nonferrous exports made up 71%, 71% and 72% of MRB’s total nonferrous sales volumes in fiscal 2014, 2013 and 2012, respectively. China and the U.S. have been the largest sales destinations in the nonferrous markets, unlike the ferrous market which is highly diversified with no single country dominating sales from year to year.
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
Backlog
As of September 30, 2014, MRB had a backlog of orders to sell $91 million of export ferrous metal compared to $104 million in the prior year as a result of a decrease in selling prices compared to the prior year and timing of sales. Additionally, as of September 30, 2014, MRB had a backlog of orders to sell $44 million of export nonferrous metal compared to $38 million in the prior year primarily due to timing of sales.
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
In fiscal 2012, 2013 and continuing in fiscal 2014, an environment of lower economic growth rates and lower prices constrained scrap generation in the U.S. which, coupled with incremental investments in equipment by competitors that increased scrap recycling capacity in certain regional markets, led to increasing market pressure on supply flows and margin compression. During

5 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

fiscal 2014, a number of smaller competitors consolidated or exited the scrap market due to the protracted cyclical downturn while larger, well-capitalized competitors continued to operate.
MRB competes globally for the sale of processed recycled metal to finished steel and other metal product producers. The predominant competitive factors that impact recycled metal sales are price (including shipping cost), reliability of service, product quality, the relative value of the U.S. dollar and the availability and price of scrap metal and scrap metal substitutes. In the summer of 2014, the increased production and availability of iron ore, a raw material used in steel-making in blast furnaces which compete with EAF steel-making production that uses primarily ferrous scrap, led to a declining price trend for this raw material. This among other reasons may be a contributing factor to weaker demand for ferrous scrap in our export markets. While the availability of iron ore may continue to expand in the near-term, we believe worldwide long-term demand for ferrous scrap will continue to increase as a result of the significant steel-making production efficiencies and environmental benefits compared to the use of iron ore.
We believe MRB’s ability to process substantial volumes of scrap metal products, state-of-the-art equipment, number of locations, access to a variety of different modes of transportation, geographic dispersion and cross-divisional synergies provide its business with the ability to compete in varying market conditions.
Auto Parts Business
Business and Products
APB procures used and salvaged vehicles and sells serviceable used auto parts from these vehicles through its 62 self-service auto parts stores located across the U.S. and Western Canada. The remaining portions of these vehicles, consisting primarily of autobodies and major parts containing ferrous and nonferrous materials such as engines, transmissions, alternators and catalytic converters, are sold to metals recyclers, including MRB where geographically feasible. In fiscal 2014, APB continued to expand its network of locations by acquiring one store and opening one greenfield store location.
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
We believe that APB has a competitive advantage due to its various information technology systems, which are used to centrally manage and operate the geographically diverse network of stores; its consistent approach to offering customers a large selection of vehicles from which to obtain parts; and its efficient processing of autobodies. No single external customer accounted for 10% or more of consolidated revenues in fiscal 2014, 2013 and 2012.
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
The table below sets forth APB revenues from domestic and foreign customers, and, separately, from sales to MRB, for the last three fiscal years ended August 31 (in thousands):

	2014	2013	2012
Domestic	$319,306	$305,035	$295,618
Foreign	8,263	8,271	21,266
Sales to MRB	(87,458)	(75,992)	(73,974)
Total (net of intercompany)	$240,111	$237,314	$242,910
Distribution
APB sells used auto parts from each of its self-service retail stores. Upon arriving at a self-service store, a customer pays an admission charge and signs a liability waiver before entering the car lot. When a customer finds a desired part on a vehicle, the customer removes it and pays a listed price for the part.
The wholesale component of APB’s business consists of sales of ferrous and nonferrous materials obtained from end-of-life vehicles. Catalytic converters are removed from the vehicle prior to it being placed in the retail customer area. Once the vehicle is removed from the retail customer area, remaining parts with significant ferrous and nonferrous content, including engines,

6 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

transmissions and alternators, are removed from the vehicle and items not sold to MRB are consolidated at central facilities in California, Oregon,Texas and Massachusetts in the United States and Calgary in Canada. From our facilities, these parts are sold to a variety of wholesale buyers through a competitive bidding process. Due to the larger quantities generated by this consolidation process, APB is able to obtain higher prices by focusing on larger wholesale customers that purchase in volume. The remaining autobody is crushed and sold as ferrous metal in the wholesale market. The autobodies are sold on a price-per-ton basis, which is subject to fluctuations in the recycled ferrous metal markets. APB generated revenues of $87 million, $76 million and $74 million during fiscal 2014, 2013 and 2012, respectively, from sales to MRB, making MRB the single largest customer of APB.
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
Competition
The auto parts industry is characterized by diverse and fragmented competition and comprises a large number of aftermarket and used auto parts suppliers of all sizes. These companies range from large, multi-national corporations which serve both original equipment manufacturers and the aftermarket on a worldwide basis to small, local entities which supply only a few parts for a particular car model. After a sustained period of strong demand for recycled metals, some smaller suppliers entered the market and some existing suppliers expanded their presence. This, combined with the constrained availability of end-of-life vehicles resulting from lower economic growth rates, led to a more competitive pricing environment beginning in fiscal 2012 and continuing throughout fiscal 2014.
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
Manufacturing
SMB’s melt shop includes an EAF, a ladle refining furnace with enhanced steel chemistry refining capabilities, and a five-strand continuous billet caster, permitting the mill to produce special alloy grades of steel not currently produced by other mills on the U.S. West Coast. The melt shop produced 580 thousand, 546 thousand and 464 thousand tons of steel in the form of billets during fiscal 2014, 2013 and 2012, respectively. SMB continues to reinvest in its melt shop to improve efficiencies in the melting process.
SMB also operates two computerized rolling mills that allow for synchronized operations of the rolling mills and related equipment. Billets produced in SMB’s melt shop are reheated in two natural gas-fueled furnaces and are then hot-rolled through one of the two rolling mills to produce finished products. SMB has completed a number of improvement projects to both mills designed to

7 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

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
The table below sets forth, on a revenue and volume basis, the sales of finished steel products during the last three fiscal years ended August 31:

	2014		2013		2012
	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)
Finished steel products	$377,678	533,147	$346,982	487,542	$332,719	447,254
_____________________________

(1)	Revenues stated in thousands of dollars.

(2)	Volume stated in short tons (one short ton = 2,000 pounds).
Customers
SMB’s customers are principally steel service centers, construction industry subcontractors, steel fabricators, wire drawers and major farm and wood products suppliers. During fiscal 2014, SMB sold its finished steel products to customers located in the Western U.S., Canada and Hawaii. Customers in California accounted for 43% of SMB’s revenues in fiscal 2014. SMB’s ten largest customers accounted for 40%, 43% and 43% of its revenues during fiscal 2014, 2013 and 2012, respectively. No SMB customer accounted for 10% or more of consolidated revenues in fiscal 2014, 2013 and 2012.
The table below sets forth SMB revenues from domestic and foreign customers for the last three fiscal years ended August 31 (in thousands):

	2014	2013	2012
Domestic	$354,420	$304,598	$290,710
Foreign(1)	34,220	47,856	42,517
Total	$388,640	$352,454	$333,227
____________________________

(1)	Consists entirely of sales to Canada.
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

8 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

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
Energy costs represented 5% of SMB’s cost of goods sold in fiscal 2014, 2013 and 2012.
Backlog
SMB generally ships products within days after the receipt of a purchase order. As of September 30, 2014 and 2013, SMB had a backlog of orders of $25 million and $27 million, respectively.
Competition
SMB’s primary domestic competitors for the sale of finished steel products include Nucor Corporation’s manufacturing facilities in Arizona, Utah and Washington; Gerdau Long Steel North America’s facility in California; and Commercial Metals Company’s manufacturing facility in Arizona. In addition to domestic competition, SMB competes with foreign steel producers, principally located in Asia, Canada, Mexico and Central and South America, primarily in shorter length rebar and certain wire rod grades. The principal competitive factors in SMB’s market are price, product availability, quality and service.
For more than a decade, the U.S. government has imposed anti-dumping and countervailing duties against wire rod and rebar products from a number of foreign countries. These duties remain in effect today and are periodically reassessed. In addition, every five years the U.S. government conducts sunset reviews to determine whether revocation of the orders would likely lead to resumption of dumping and subsidization and negatively impact the U.S. domestic industry. Affirmative decisions would allow the orders to continue for an additional five years. In fiscal 2014, both the International Trade Commission and the U.S. Department of Commerce made affirmative preliminary determinations with regard to a new anti-dumping and countervailing duty case involving wire rod from China. On September 9, 2014, the U.S. Department of Commerce made a final affirmative anti-dumping determination with respect to rebar from Mexico and an affirmative countervailing duty determination against rebar from certain producers in Turkey, but made a negative anti-dumping determination regarding rebar from Turkey. On October 14, 2014, the International Trade Commission made final affirmative injury determinations in the Mexican and Turkish rebar investigation. As a consequence, the U.S. government will impose duties on future imports of these products which, particularly in the case of Mexico due to high anti-dumping duties, is expected to generally lead to a reduction in the volume of imports.
Strategic Focus
Use of our Seven Deep Water Ports to Access Global Demand
Our seven deep water terminal facilities enable us to bulk load large vessels capable of trans-oceanic shipments, thereby allowing us to efficiently ship product globally to wherever demand is highest. We achieve cost efficiencies because we own the majority of these terminal facilities, which reduces the likelihood of berthing delays often experienced by users of unaffiliated terminals, and because we are able to ship bulk cargoes of up to 50,000 tons, which generally have lower freight costs on a per-ton basis than containerized shipments that hold 20 to 30 tons.
Acquisitions
In fiscal 2014, we continued to focus on growth primarily through acquisition and greenfield development of used auto parts businesses consistent with our strategy of creating synergies within geographic regions where MRB already operates and building on our existing presence in major metropolitan areas. With our history of generating positive cash flows from operations and available borrowing capacity, we believe we are in a position to continue to complete acquisitions when consistent with our long-term strategic plans.
During fiscal 2014, we made the following acquisition:

•
In November 2013, we acquired all of the equity interests of Pick A Part, Inc., a used auto parts business with one store in the Olympia metropolitan area in Washington, which expanded APB’s presence in the Pacific Northwest and is near MRB’s operations in Tacoma, Washington.

9 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

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
Continuous Improvement Benefits from Technology, Growth Investments and Operational Efficiencies
We aim to be an efficient and competitive producer of both recycled metal and finished steel products in order to maximize the operating income for both operations. To meet this objective, we have historically focused on, and will continue to emphasize, continuous improvement programs which seek to maximize production from shredders using technology to improve ferrous and nonferrous scrap metal recovery processes and productivity in our steel manufacturing operations and ongoing performance initiatives throughout our operations that focus on enhancing returns from growth investments. The objective of these programs is to identify areas in existing processes that could be made more efficient or where current performance could be improved and to recommend and implement solutions that could increase revenues or reduce costs by increasing output, recovery and productivity.
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
In fiscal 2014, we initiated and implemented restructuring and productivity initiatives incremental to those completed in fiscal 2013 designed to further reduce our annual operating expenses by $40 million, achieving approximately $29 million of benefit in fiscal 2014 results with the full annual benefits expected to be achieved in fiscal 2015. The benefits associated with these initiatives are occurring primarily in our Metals Recycling Business as a result of a combination of headcount reductions, implementation of operational efficiencies, reduced lease costs and other productivity improvements.
During fiscal 2014, 2013 and 2012, we spent $39 million, $90 million and $79 million, respectively, on capital improvements. These capital expenditures primarily reflect our significant investments in modern equipment to improve the efficiency and capabilities of our businesses and to further maximize our economies of scale. Our capital expenditures in fiscal 2014 included costs to upgrade our equipment and infrastructure. We currently plan to invest approximately $40 million in capital expenditures on similar upgrades in fiscal 2015, exclusive of any capital expenditures for growth projects.
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

10 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

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
Concern over climate change, including the impact of global warming, has led to significant U.S. and international regulatory and legislative initiatives to limit greenhouse gas (“GHG”) emissions. In 2007, the U.S. Supreme Court ruled that the EPA was authorized to regulate carbon dioxide under the U.S. Clean Air Act. As a consequence, the EPA initiated a series of regulatory efforts aimed at addressing greenhouse gases as pollutants, including finding that GHG emissions endanger public health, implementing mandatory GHG emission reporting requirements, setting carbon emission standards for light-duty vehicles and taking other steps to address GHG emissions. Legislation has also been proposed in the U.S. Congress to address GHG emissions and global climate change, including “cap and trade” programs, and some form of federal climate change legislation or additional federal regulation is possible. In addition, we are required to annually report GHG emissions from our steel mill to the State of Oregon Department of Environmental Quality and the EPA. A number of other states, including states in which we have operations and facilities, have considered, are considering or have already enacted legislation to develop information or address climate change and GHG emissions, as well.
Although our objective is to maintain compliance with applicable environmental regulations, we have, in the past, been found not to be in compliance with certain environmental laws and regulations and have incurred liabilities, expenditures, fines and penalties associated with such violations. In December 2000, we were notified by the EPA that we are one of the potentially responsible parties that owns or operates, or formerly owned or operated, sites which are part of or adjacent to the Portland Harbor Superfund site (see discussion in Risk Factors in Part I, Item 1A and Note 11 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report). In fiscal 2014, capital expenditures related to ongoing environmental compliance were $8 million, and we expect to spend up to $12 million on capital expenditures for ongoing environmental compliance in fiscal 2015.
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

11 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

conditions may inhibit the supply of scrap metal to MRB and SMB and end-of-life vehicles to APB which could cause us to fail to meet our sales commitments. In addition, sustained periods of increased temperature levels in the summer in areas where our APB operations are located could result in less customer traffic, thus resulting in reduced admissions and parts sales.
Employees
As of September 30, 2014, we had 3,371 full-time employees, consisting of 1,581 employees at MRB, 1,189 employees at APB, 437 employees at SMB and 164 corporate administrative employees. Of these employees, 740 were covered by collective bargaining agreements. The SMB contract with the United Steelworkers of America, which covers 314 of these employees, was renewed and ratified in June 2012 and will expire on March 31, 2016. We believe that in general our labor relations are good.
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
Risk Factors Relating to Our Business
Potential costs related to the environmental cleanup of Portland Harbor may be material to our financial position and liquidity
In December 2000, we were notified by the EPA under CERCLA that we are one of the potentially responsible parties (“PRP”) that owns or operates or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (the “Site”). The precise nature and extent of any cleanup of the Site, the parties to be involved, the process to be followed for any cleanup and the allocation of the costs for any cleanup among responsible parties have not yet been determined, but the process of identifying additional PRPs and beginning allocation of costs is underway. A group of PRPs referred to as the “Lower Willamette Group” (“LWG”) is conducting a remedial investigation and feasibility study (“RI/FS”) to identify and characterize the contamination at the Site and develop alternative approaches to remediation of the contamination. On March 30, 2012, the LWG submitted to the EPA and made available on its website a draft feasibility study (“draft FS”) for the Site based on approximately ten years of work and $100 million in costs classified by the LWG as investigation related. The draft FS identifies ten possible remedial alternatives which range in estimated cost from approximately $170 million to $250 million (net present value) for the least costly alternative to approximately $1.08 billion to $1.76 billion (net present value) for the most costly and estimates a range of two to 28 years to implement the remedial work, depending on the selected alternative. The draft FS does not determine who is responsible for remediation costs, define the precise cleanup boundaries or select remedies. The draft FS is being revised by the EPA and the revisions may be significant and could materially impact the scope or cost of remediation. While the draft FS is an important step in the EPA’s development of a proposed plan for addressing the Site, a final decision on the nature and extent of the required remediation will occur only after the EPA has prepared a proposed plan for public review and issued a record of decision (“ROD”). Currently available information indicates that the EPA does not expect to issue its final ROD selecting a remedy for the Site until at least 2017 or commence remediation activities until 2024. Responsibility for implementing and funding the EPA’s selected remedy will be determined in a separate allocation process, which is currently underway. Separately, the natural resource damages trustees for the Site are conducting a process to determine the amount of natural resource damages at the Site and identify the persons potentially liable for such damages. Given the size of the Site, the costs to date of the RI/FS and the nature of the conditions identified to date, the total cost of the investigations, remediation and natural resource damages claims are likely to be substantial. Because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs, we believe it is not possible to reasonably estimate the amount or range of costs which we are likely or reasonably possible to incur in connection with the Site, although such costs could be material to our

12 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

financial position, results of operations, cash flows and liquidity. Significant cash outflows in the future related to the Site could reduce the amount of our borrowing capacity that could otherwise be used for investment in capital expenditures, acquisitions, dividends and share repurchases. Any material liabilities incurred in the future related to the Site could result in our failure to maintain compliance with certain covenants in our debt agreements. See “Contingencies – Environmental” in Note 11 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
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
Changes in the availability or price of raw materials and end-of-life vehicles could reduce our sales
Our businesses require certain materials that are sourced from third party suppliers. Although our cross-divisional synergies allow us to be our own source for some raw materials, particularly with respect to scrap metal for SMB, we rely on other suppliers for most of our raw material needs. Industry supply conditions generally involve risks, including the possibility of shortages of raw materials, increases in raw material costs and reduced control over delivery schedules. We procure our scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to sell scrap metal to us. In periods of declining scrap metal prices, suppliers may elect to hold scrap metal to wait for higher prices or intentionally slow their metal collection activities. If a substantial number of suppliers ceases selling scrap metal to us, we will be unable to recycle metal at desired levels, and our results of operations and financial condition could be materially adversely affected. A slowdown of industrial production in the U.S. may also reduce the supply of industrial grades of metal to the metals recycling industry, resulting in less recyclable metal available to process and market. Increased competition for domestic scrap metal, including as a result of investments by competitors that expand the scrap recycling capacity in the U.S. and Canada, may also reduce the supply of scrap metal available to us. Failure to obtain a steady supply of scrap material could both adversely impact our ability to meet sales commitments and reduce our operating margins. Failure to obtain an adequate supply of end-of-life vehicles could adversely impact our ability to attract customers and charge admission fees and reduce our parts sales. Failure to obtain raw materials, such as alloys used in the steel-making process, could adversely impact our ability to make steel to the specifications of our customers.
Significant decreases in scrap metal prices may adversely impact our operating results
The timing and magnitude of the cycles in the industries in which we operate are difficult to predict and are influenced by different economic conditions in the domestic market, where we typically acquire our raw materials, and foreign markets, where we typically sell the majority of our products. Purchase prices for autobodies and scrap metal and selling prices for recycled scrap metal are volatile and beyond our control. While we attempt to respond to changing recycled scrap metal selling prices through adjustments to our metal purchase prices, our ability to do so is limited by competitive and other market factors. As a result, we may not be able to reduce our metal purchase prices to offset a sharp reduction in recycled scrap metal sales prices, which may adversely impact our operating income and cash flows. In addition, a rapid decrease in selling prices may compress our operating margins due to the impact of average inventory cost, which causes cost of goods sold recognized in the Consolidated Statements of Operations to decrease at a slower rate than metal purchase prices and net selling prices. Lower export demand for recycled scrap metal relative to demand in the domestic market may also compress operating margins due to higher purchase prices resulting from stronger domestic competition for supply without commensurately higher export selling prices.
Acquisitions and integration of acquired businesses may result in operating difficulties and other unintended consequences
We have completed a number of acquisitions in recent years and expect to continue making acquisitions of complementary businesses to enable us to enhance our customer base and grow our revenues. Execution of our acquisition strategy involves a number of risks, including:

•	Difficulty integrating the acquired businesses’ personnel and operations;

•	Potential loss of key employees or customers of the acquired business;

•	Difficulties in realizing anticipated cost savings, efficiencies and synergies;

•	Unexpected costs;

13 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

•	Inaccurate assessment of or undisclosed liabilities;

•	Inability to maintain uniform standards, controls and procedures; and

•	Difficulty managing the growth of a larger company.
If we do not successfully execute our acquisition strategy and the acquired businesses do not perform as projected, our financial condition and results of operations could be materially adversely affected.
Goodwill impairment charges may adversely affect our operating results
Goodwill represents the excess purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. We have a substantial amount of goodwill on our balance sheet generated in connection with our acquisitions and business growth strategy. We test the goodwill balances allocated to our reporting units for impairment on an annual basis and if events occur or circumstances change that indicate that the fair value of one or more of our reporting units may be below its carrying amount. A decline in the quoted market price of our stock could denote a triggering event indicating that goodwill may be impaired. When testing goodwill for impairment, we determine fair value using an income approach based on the present value of expected future cash flows utilizing a market-based weighted average cost of capital (“WACC”). Given that market prices of our reporting units are not readily available, we make various estimates and assumptions in determining the fair value of the reporting units, including estimating revenue growth rates, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, discount rate, benefits associated with a taxable transaction and synergistic benefits available to market participants. We corroborate the reporting units’ valuation using a market approach based on earnings multiple data and a reconciliation between our market capitalization and our estimate of the aggregate fair value of the reporting units, including consideration of a control premium. Fair value determinations require considerable judgment and are sensitive to inherent uncertainties and changes in the estimates and assumptions described above.
In the fourth quarter of fiscal 2013, we identified a triggering event requiring an interim impairment test of goodwill allocated to our reporting units. As a result of the test, we recorded a goodwill impairment charge of $321 million at the MRB reporting unit leaving a goodwill balance of $327 million as of August 31, 2013. In the first quarter of fiscal 2014, we changed our goodwill impairment testing date from February 28 to July 1 of each year. We performed our fiscal 2014 annual goodwill impairment test as of July 1, 2014 and identified no impairment of the reporting units' goodwill balances. Additional declines or a lack of recovery of market conditions in the metals recycling industry from current levels, a trend of weaker than anticipated financial performance, including the pace and extent of operating margin and volume recovery, a lack of recovery in our share price from current levels for a sustained period of time, or an increase in the market-based WACC, among other factors, could significantly impact our impairment analysis and may result in further goodwill impairment charges that, if incurred, could have a material adverse effect on our financial condition and results of operations. See Critical Accounting Policies and Estimates in Part II, Item 7 of this report.
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
Our restructuring and other productivity improvement initiatives may not achieve the expected benefits or cost reductions
We have been implementing various restructuring and productivity improvement initiatives designed to extract greater synergies from our acquisitions and technology investments, achieve further synergies between our Metals Recycling Business and Auto Parts Business, realign our organization to support future growth, decrease operating expenses by streamlining functions and reducing organizational layers and improve our productivity. Our ability to achieve the anticipated cost savings and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. We have incurred significant restructuring charges and other exit-related costs in fiscal 2013 and 2014 as a result of these activities and expect to incur limited restructuring and exit-related costs associated with these initiatives until fiscal 2017, with expected charges in fiscal 2016 and 2017 representing accretion on contract termination liabilities. Failure to achieve the expected cost reductions and benefits related to these restructuring initiatives could have a material adverse effect on our business and results of operations.
Uncertain economic conditions may cause customers to be unable to fulfill their contractual obligations
We enter into export ferrous sales contracts preceded by negotiations that include fixing price, quantity, shipping terms and other contractual terms. Upon finalization of these terms and satisfactory completion of other contractual contingencies, the customer typically opens a letter of credit to satisfy its obligation under the contract prior to our shipment of the cargo. Although not

14 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

considered normal course of business, during uncertain economic conditions, we are at risk on consummating the transaction until the customer successfully opens the letter of credit. Customers may not be able to fulfill their contractual obligations or open letters of credit in times of illiquid market conditions. As of August 31, 2014 and 2013, 39% and 49%, respectively, of our trade accounts receivable balance were covered by letters of credit.
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

15 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Increases in imports of foreign steel into the U.S. may reduce domestic demand for our products
Economic expansion in China and other foreign countries has affected the availability, and increased the price volatility, of recycled metal and steel products. Expansions and contractions in these economies can significantly affect the price of commodities used and sold by our business, as well as the price of finished steel products. Additionally, in a number of foreign countries, such as China, steel producers are generally government-owned and may therefore make production decisions based on political or other factors that do not reflect market conditions. Disruptions in foreign markets from excess steel production may encourage importers to target the U.S. with excess capacity at aggressive prices, and existing trade laws and regulations may be inadequate to prevent unfair trade practices, which could have a material adverse effect on our financial condition and results of operations. Although trade regulations restrict or impose duties on the importation of certain products, if foreign steel production significantly exceeds consumption in those countries, imports of steel products into the U.S. could increase, resulting in lower volumes and selling prices for SMB’s steel products.
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
Climate change may adversely impact our facilities and our ongoing operations
The potential physical impacts of climate change on our operations are highly uncertain and depend upon the unique geographic and environmental factors present, for example rising sea levels at our deep water port facilities, changing storm patterns and intensities, and changing temperature levels. As many of our recycling facilities are located near deep water ports, rising sea levels may disrupt our ability to receive scrap metal, process the scrap metal through our mega-shredders and ship products to our customers. Periods of extended adverse weather conditions may inhibit the supply of scrap metal to MRB and SMB and end-of-life vehicles to APB, which could have an adverse effect on our sales or cause us to fail to meet our sales commitments. In addition, sustained periods of increased temperature levels in the summer in areas where our APB operations are located could result in reduced customer traffic, thus resulting in lower admissions and parts sales.

16 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

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
A cybersecurity incident may adversely impact our financial condition, results of operations and reputation
We face global cybersecurity risks and threats, which range from inadvertent release of sensitive information to sophisticated and targeted measures directed at us. Our operations involve use of multiple systems that process, store and transmit sensitive information about our customers, suppliers, employees, financial position, operating results and strategies. While we are not aware of any material cyber-attacks or breaches of our systems to date, we have and continue to implement measures to safeguard our systems and mitigate potential risks, but there is no assurance that such actions will be sufficient to prevent cyber-attacks or security breaches that manipulate or improperly use our systems, compromise sensitive information, destroy or corrupt data, or otherwise disrupt our operations. The occurrence of such events could negatively impact our reputation and our competitive position and could result in litigation with third parties, regulatory action, loss of business, potential liability and increased remediation costs, any of which could have a material adverse effect on our financial condition and results of operations.
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

17 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

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
Risk Factors Relating to Our Employees
Reliance on employees subject to collective bargaining may restrict our ability to operate
Approximately 22% of our full-time employees are represented by unions under collective bargaining agreements, including substantially all of the manufacturing employees at our SMB steel manufacturing facility. As these agreements expire, we may not be able to negotiate extensions or replacements of such agreements on acceptable terms. Any failure to reach an agreement with one or more of our unions may result in strikes, lockouts or other labor actions, including work slowdowns or stoppages, which could have a material adverse effect on our results of operations.
The underfunded status of our multiemployer pension plans may cause us to increase our contributions to the plans
As discussed in Note 16 – Employee Benefits in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report, we contribute to the Steelworkers Western Independent Shops Pension Plan (“WISPP”), a multiemployer plan benefiting union employees of SMB. Because we have no current intention of withdrawing from the WISPP, we have not recognized a withdrawal liability in our consolidated financial statements. However, if such a liability were triggered, it could have a material adverse effect on our results of operations, financial position, liquidity and cash flows. Our contributions to the WISPP could also increase as a result of a diminished contribution base due to the insolvency or withdrawal of other employers who currently contribute to it, the inability or failure of withdrawing employers to pay their withdrawal liability or other funding deficiencies, as we would need to fund the retirement obligations of these employers.
In 2004, the Internal Revenue Service (“IRS”) approved a seven-year extension of the period over which the WISPP may amortize unfunded liabilities, conditioned upon maintenance of certain minimum funding levels. Based on the actuarial valuation for the WISPP as of October 1, 2013, the funded percentage (based on the ratio of the market value of assets to the accumulated benefits liability (present value of accrued benefits) using the valuation method prescribed by the IRS) was 76.6%, which is below the targeted funding ratio specified in the agreement with the IRS. In 2014, the WISPP obtained relief from the specified funding requirements from the IRS, without which the IRS could have revoked the amortization extension retroactively to the 2002 plan year resulting in a material liability for the Company’s share of the resulting funding deficiency.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

18 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2. PROPERTIES
Our facilities and administrative offices by type, including their total acreage, were as follows as of August 31, 2014:

Division	No. of Facilities	Acreage
		Leased	Owned	Total
Corporate offices – Domestic	1	—	—	—
Metals Recycling Business:
Domestic:
Collection and processing	40	48	701	749
Collection	8	7	23	30
Inactive	9	2	29	31
Foreign:(2)
Collection and processing	4	33	4	37
Collection	3	14	3	17
Inactive	3	20	—	20
Auto Parts Business:
Domestic:(1)
Administrative offices and other	3	5	—	5
Stores	54	639	136	775
Inactive	1	—	1	1
Foreign stores(2)	8	71	—	71
Steel Manufacturing Business:
Domestic:
Steel mill and administrative offices	2	—	85	85
Inactive	1	—	51	51
Total company:
Domestic	119	701	1,026	1,727
Foreign(2)	18	138	7	145
Total(3)	137	839	1,033	1,872
_____________________________

(1)	We jointly own 36 acres in California at three of our sites with minority interest partners.

(2)	All foreign facilities are located in Canada.

(3)	For long-lived assets by geography, see Note 21 – Segment Information in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

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
In fiscal 2013, the Commonwealth of Massachusetts advised us of alleged violations of environmental requirements, including but not limited to those related to air emissions and hazardous waste management, at our operations in the Commonwealth. We have been discussing resolution of the alleged violations with the Commonwealth's representatives and have reached an agreement in principle to resolve the alleged violations. No enforcement proceeding has been filed to date and we do not believe that the outcome of this matter will be material to our financial position, results of operations, cash flows or liquidity.

19 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
Information about our executive officers is incorporated by reference from Part III, Item 10 of this annual report.

20 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol SCHN. There were 210 holders of record of Class A common stock on October 23, 2014. Our Class A common stock has been trading since November 16, 1993. The following table sets forth the high and low trading stock prices reported on NASDAQ and the dividends paid per share for the periods indicated.

	Fiscal 2014
	High Price	Low Price	Dividends Per Share
First Quarter	$31.46	$25.15	$0.188
Second Quarter	$32.67	$25.08	$0.188
Third Quarter	$29.22	$24.92	$0.188
Fourth Quarter	$28.21	$24.32	$0.188
	Fiscal 2013
	High Price	Low Price	Dividends Per Share
First Quarter	$32.04	$26.77	$0.188
Second Quarter	$31.90	$27.70	$0.188
Third Quarter	$29.64	$23.62	$0.188
Fourth Quarter	$27.22	$23.38	$0.188

Our Class B common stock is not publicly traded. There were 2 holders of record of Class B common stock on October 23, 2014.
Issuer Purchases of Equity Securities
Pursuant to a share repurchase program as amended in 2001 and 2006, we were authorized to repurchase up to 6 million shares of our Class A common stock when management deems such repurchases to be appropriate. In November 2008, our Board of Directors approved an increase in the shares authorized for repurchase by 3 million, to 9 million. Prior to fiscal 2014, we had repurchased approximately 6.9 million shares of our Class A common stock under the program. We did not repurchase any shares of our Class A common stock in fiscal 2014, leaving approximately 2.1 million shares available for repurchase under existing authorizations.
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
The following graph and related information compares cumulative total shareholder return on our Class A common stock for the five-year period from September 1, 2009 through August 31, 2014, with the cumulative total return for the same period of (i) the S&P 500 Index, (ii) the S&P Steel Index and (iii) the NASDAQ Composite Index. These comparisons assume an investment of $100 at the commencement of the period and that all dividends are reinvested. The stock performance outlined in the performance graph below is not necessarily indicative of our future performance, and we do not endorse any predictions as to future stock performance.

21 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

	Year Ended August 31,
	2009	2010	2011	2012	2013	2014
Schnitzer Steel Industries(1)	$100	$82	$85	$52	$49	$55
S&P 500	100	105	124	147	174	218
S&P Steel Index	100	103	109	78	80	103
NASDAQ	100	106	131	157	187	241
_____________________________

(1)	Because we operate in three distinct but related businesses, we have no direct market peer issuers.

22 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended August 31,
	2014	2013	2012	2011	2010
STATEMENT OF OPERATIONS DATA:
(in thousands, except per share and dividend data)
Revenues	$2,543,583	$2,621,911	$3,340,938	$3,459,194	$2,301,240
Operating income (loss)(1)	$20,316	$(327,789)	$53,668	$185,964	$125,897
Income (loss) from continuing operations	$8,734	$(280,023)	$28,917	$123,637	$84,508
Income (loss) from discontinued operations, net of tax(2)	$857	$—	$—	$(101)	$(13,832)
Net income (loss) attributable to SSI	$5,924	$(281,442)	$27,404	$118,355	$66,750
Income (loss) per share from continuing operations attributable to SSI (diluted)	$0.19	$(10.56)	$0.99	$4.24	$2.86
Net income (loss) per share attributable to SSI (diluted)	$0.22	$(10.56)	$0.99	$4.23	$2.37
Dividends declared per common share	$0.750	$0.750	$0.410	$0.068	$0.068
OTHER DATA:
Shipments (in thousands)(3):
Recycled ferrous metal (tons)	4,122	4,309	5,115	5,329	4,231
Recycled nonferrous metal (pounds)	554,808	520,442	628,652	568,560	478,786
Finished steel products (tons)	533	488	447	439	444
Average net selling price(3)(4):
Recycled ferrous metal (per ton)	$353	$358	$415	$416	$328
Recycled nonferrous metal (per pound)	$0.86	$0.93	$0.94	$1.06	$0.83
Finished steel products (per ton)	$677	$680	$715	$697	$587
Number of auto parts stores(2)	62	61	51	50	45
Cars purchased by APB (in thousands)	380	356	339	353	329

	August 31,
	2014	2013	2012	2011	2010
BALANCE SHEET DATA (in thousands):
Total assets	$1,355,210	$1,405,512	$1,763,573	$1,890,169	$1,343,418
Long-term debt, net of current maturities	$318,842	$372,663	$334,629	$403,287	$99,240
Redeemable noncontrolling interest	$—	$—	$22,248	$19,053	$—
_____________________________

(1)
The operating loss in fiscal 2013 includes a goodwill impairment charge of $321 million, other asset impairment charges of $13 million and restructuring charges of $8 million. Operating income in fiscal 2014 includes other asset impairment charges of $1 million and restructuring charges and other exit-related costs of $7 million.

(2)
In fiscal 2010, the Company sold its full-service used auto parts operation, which had been operated as part of the Auto Parts Business reporting segment. The Company concluded that the divestiture met the definition of a discontinued operation. Accordingly, the results of this discontinued operation have been removed from other data for all periods presented. In fiscal 2014, the Company released an environmental liability associated with the disposed operations.

(3)	Tons for recycled ferrous metal are long tons (2,240 pounds) and for finished steel products are short tons (2,000 pounds).

(4)
In accordance with generally accepted accounting principles, the Company reports revenues that include amounts billed for freight to customers; however, average net selling prices are shown net of amounts billed for freight.

23 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section includes a discussion of our operations for the three fiscal years ended August 31, 2014, 2013 and 2012. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Part II, Item 8 of this report and the Selected Financial Data contained in Part II, Item 6 of this report.

Business
We are one of North America’s largest recyclers of ferrous and nonferrous scrap metal, a leading recycler of used and salvaged vehicles and a manufacturer of finished steel products.
We operate in three reporting segments: the Metals Recycling Business (“MRB”), the Auto Parts Business (“APB”) and the Steel Manufacturing Business (“SMB”), which collectively provide an end-of-life cycle solution for a variety of products through our integrated businesses. We use operating income (loss) to measure our segment performance. Restructuring charges and other exit-related costs are not allocated to the segment operating income (loss) because we do not include this information in our measurement of the segments’ performance. Corporate expense consists primarily of unallocated expense for management and administrative services that benefit all three reporting segments. As a result of this unallocated expense, the operating income (loss) of each reporting segment does not reflect the operating income (loss) the reporting segment would report as a stand-alone business. For further information regarding our reporting segments, including financial information about geographic areas, see Note 21 – Segment Information in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
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
SMB operates a steel mini-mill that produces a wide range of finished steel products. SMB’s scrap metal requirements are sourced through MRB, which SMB purchases at rates that approximate export market prices for shipments from the West Coast of the U.S. SMB uses its mini-mill near Portland, Oregon to melt recycled metal and other raw materials to produce finished steel products. SMB also maintains a mill depot in Southern California.
Our results of operations depend in large part on the demand and prices for recycled metal in foreign and domestic markets and on the supply of raw materials, including end-of-life vehicles, available to be processed at our facilities. Our deep water port facilities on both the East and West Coasts of the U.S. (in Everett, Massachusetts; Providence, Rhode Island; Oakland, California; Portland, Oregon; and Tacoma, Washington) and access to public deep water port facilities (in Kapolei, Hawaii; and Salinas, Puerto Rico) allow us to efficiently meet the global demand for recycled ferrous metal by shipping bulk cargoes to steel manufacturers located in Asia, Europe, Africa, the Middle East (“EAME”), and Central America. Our exports of nonferrous recycled metal are shipped in containers through various public docks to specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, brass and bronze ingot manufacturers and wire and cable producers globally. We also transport both ferrous and nonferrous metals by truck, rail and barge in order to transfer scrap metal between our facilities for further processing, to load shipments at our export facilities and to meet regional domestic demand.
Key economic factors and trends affecting the industries in which we operate
We sell recycled metals to the global steel industry for the production of finished steel. Our financial results largely depend on supply of raw materials in the U.S. and Western Canada and demand for recycled metal in foreign and domestic markets and for finished steel products in the Western U.S. and Canada. Changes in supply and demand conditions affect market prices for and volumes of recycled ferrous and nonferrous metal in global markets and for steel products in the Western U.S. and Canada and can have a significant impact on the results of operations for all three reporting segments. Weak export demand and limited availability of raw materials has contributed to lower sales volumes for recycled metals in recent years.
Beginning in early fiscal 2012, our markets were impacted by a slowdown of economic activity globally. Macroeconomic uncertainty resulted in deteriorating market conditions for global steel manufacturers and volatile pricing swings with an overall downward trend in commodity prices and export selling prices of recycled materials. The persistently low economic growth in the U.S. contributed to constrained scrap flows in our MRB and APB domestic supply markets which, combined with increased

24 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

scrap recycling capacity and competition in certain regional markets, led to margin compression. In addition, a relatively stronger U.S. dollar value increased competitive pressure on MRB’s export activity.
Strategic Factors
As we continue to closely monitor economic conditions, we remain focused on the following core strategies to meet our business objectives:

•	Use of our seven deep water ports and ground-based transportation to directly access customers around the world and to meet demand wherever it is greatest;

•	Synergistic growth and continuous productivity improvement and cost reduction initiatives which further integrate our operations and drive significant cost savings and efficiencies;

•	Growth through acquisitions and greenfield development in existing and new geographic regions that generate attractive returns; and

•	Continued investment in and benefit from technologies and process improvements which increase the separation and recovery of recycled materials from our shredding process.
Our strategy is focused on enhancing the inherent synergies within our integrated operations while continuing to improve productivity and grow our operations in core regions where we have a significant market presence and competitively advantageous port access. APB is a key supplier to MRB, and we opportunistically look to enhance the geographic proximity of operations within the two businesses. MRB and APB historically have had an integrated presence in the Northwestern U.S. and in Northern California, near MRB’s export facilities in Tacoma, Washington, Portland, Oregon and Oakland, California, which benefit from the synergies of this enhanced access to supply.
In early fiscal 2014, we completed multi-year strategic investments in Western Canada, which enabled MRB and APB’s synergistic expansion into British Columbia and Alberta with seven metals collection and processing facilities, including a new shredder, as well as eight auto parts stores. APB’s facilities in Western Canada provide crushed autobodies to MRB’s new franchise in Western Canada in addition to shipping to its Tacoma, Washington facility. In fiscal 2014, we opened our first greenfield auto parts store in Johnston, Rhode Island, which, combined with three stores in Massachusetts and Rhode Island acquired in fiscal 2013, expands APB's presence in the Northeastern U.S. and enables a new source of supply for MRB’s Northeastern regional operations which include 13 metals recycling and processing facilities.
During fiscal 2014 we continued to implement enhancements to the synergies between these businesses by integrating certain operational processes.
Executive Overview of Financial Results
We generated consolidated revenues of $2.5 billion in fiscal 2014, a decrease of 3% from the $2.6 billion of consolidated revenues in the prior year. Overall consolidated revenues decreased primarily due to lower average net selling prices for ferrous and nonferrous metal and reduced sales volumes of export ferrous metal as a result of continued weak economic conditions globally that adversely impacted export demand for recycled metal, which was only partially offset by higher volumes for domestic sales of recycled ferrous metal, nonferrous metal, and finished steel products.
Consolidated operating income was $20 million in fiscal 2014, which included restructuring charges and other exit-related costs of $7 million and other asset impairment charges of $1 million, compared to a consolidated operating loss of $328 million in the prior year, which included a goodwill impairment charge of $321 million, other asset impairment charges of $13 million and restructuring charges of $8 million. Adjusted consolidated operating income in fiscal 2014, excluding restructuring and other exit-related costs and other asset impairment charges, was $29 million, an increase of $15 million, or 103%, compared to adjusted consolidated operating income of $14 million in fiscal 2013, excluding goodwill impairment, other asset impairment and restructuring charges (see the reconciliation of Adjusted operating income (loss) in Non-GAAP Financial Measures at the end of Item 7). Export selling prices for recycled ferrous metal were subject to downward pressure in fiscal 2014, leading to overall lower average export selling prices compared to the prior year. The significant benefits from productivity initiatives, primarily impacting MRB, were largely offset by the continued challenging ferrous and nonferrous market conditions and the impact of prolonged constrained supply conditions for raw materials in our domestic markets. Consolidated operating results in fiscal 2014 also benefited from an increase in operating income at SMB of $12 million primarily as a result of improved demand for finished steel products leading to higher sales volumes and benefits from productivity improvements.
In fiscal 2014, we achieved $29 million in cost savings related to the restructuring and productivity initiatives announced and initiated in the first quarter and expanded in the second quarter of fiscal 2014 to reduce our annual operating expenses by approximately $40 million, with the full annual benefit expected to be achieved in fiscal 2015. The reduction in expenses is from

25 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

a combination of headcount reductions, implementation of operational efficiencies, reduced lease costs and other productivity improvements. We plan to initiate and implement additional productivity initiatives at APB in fiscal 2015 to improve profitability through a combination of revenue drivers and cost reduction initiatives. Our targeted annual improvement is approximately $7 million, with approximately 50% of that amount expected to benefit the second half of fiscal 2015 and the full annual run rate achieved in fiscal 2016.
Net income from continuing operations attributable to SSI in fiscal 2014 was $5 million, or $0.19 per diluted share, compared to net loss attributable to SSI of $281 million, or $(10.56) per diluted share, in the prior year. Adjusted net income from continuing operations attributable to SSI, excluding restructuring charges and other exit-related costs and asset impairments, was $12 million, or $0.44 per diluted share, for fiscal 2014, compared to adjusted net loss from continuing operations attributable to SSI of $2 million, or $(0.07) per diluted share, in the prior year (see the reconciliation of Adjusted net income (loss) from continuing operations attributable to SSI in Non-GAAP Financial Measures at the end of Item 7).
The following items summarize our consolidated financial performance for fiscal 2014:

•	Revenues of $2.5 billion, compared to $2.6 billion in the prior year;

•	Operating income of $20 million, compared to operating loss of $328 million in the prior year;

•
Adjusted operating income of $29 million, an increase of $15 million, or 103%, compared to the prior year (see the reconciliation of Adjusted consolidated operating income (loss) in Non-GAAP Financial Measures at the end of Item 7);

•	Net income from continuing operations attributable to SSI of $5 million, or $0.19 per diluted share, compared to net loss of $281 million, or $(10.56) per diluted share, in the prior year; and

•
Adjusted net income from continuing operations attributable to SSI of $12 million, or $0.44 per diluted share, compared to adjusted net loss of $2 million, or $(0.07) per diluted share, in the prior year (see the reconciliation of Adjusted net income (loss) from continuing operations attributable to SSI in Non-GAAP Financial Measures at the end of Item 7); and

•	Net income attributable to SSI of $6 million, or $0.22 per diluted share, compared to net loss of $281 million, or $(10.56) per diluted share, in the prior year.
The following items summarize our consolidated cash flow and balance sheet information for fiscal 2014:

•	Net cash provided by operating activities of $141 million, compared to $39 million in the prior year;

•	Debt, net of cash, of $294 million, compared to $368 million as of the prior year-end (see the reconciliation of Debt, net of cash, in Non-GAAP Financial Measures at the end of Item 7); and

•	Dividends paid of $20 million compared to $20 million in the prior year.
The following items highlight the financial results for our operating segments for the year ended August 31, 2014:

•
MRB revenues of $2.1 billion and operating income of $30 million, compared to revenues of $2.2 billion and operating loss of $312 million for the year ended August 31, 2013. Adjusted operating income for MRB was $31 million in fiscal 2014, compared to $23 million in fiscal 2013 (see the reconciliation of Adjusted MRB operating income (loss) in Non-GAAP Financial Measures at the end of Item 7);

•	APB revenues of $328 million and operating income of $21 million, compared to revenues of $313 million and operating income of $25 million for the year ended August 31, 2013; and

•	SMB revenues of $389 million and operating income of $19 million, compared to revenues of $352 million and operating income of $7 million for the year ended August 31, 2013.

26 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

	For the Year Ended August 31,
				% Increase/(Decrease)
($ in thousands)	2014	2013	2012	2014 vs 2013	2013 vs 2012
Revenues:
Metals Recycling Business	$2,102,935	$2,210,484	$2,948,707	(5)%	(25)%
Auto Parts Business	327,569	313,306	316,884	5%	(1)%
Steel Manufacturing Business	388,640	352,454	333,227	10%	6%
Intercompany revenue eliminations(1)	(275,561)	(254,333)	(257,880)	8%	(1)%
Total revenues	2,543,583	2,621,911	3,340,938	(3)%	(22)%
Cost of goods sold:
Metals Recycling Business	1,989,024	2,095,747	2,780,844	(5)%	(25)%
Auto Parts Business	248,216	233,835	228,784	6%	2%
Steel Manufacturing Business	362,843	339,625	328,900	7%	3%
Intercompany cost of goods sold eliminations(1)	(275,260)	(253,816)	(258,812)	8%	(2)%
Total cost of goods sold	2,324,823	2,415,391	3,079,716	(4)%	(22)%
Selling, general and administrative expense:
Metals Recycling Business	84,036	93,563	106,462	(10)%	(12)%
Auto Parts Business	57,919	54,932	54,796	5%	—%
Steel Manufacturing Business	7,259	6,288	6,408	15%	(2)%
Corporate(2)	41,999	38,750	37,512	8%	3%
Total selling, general and administrative expense	191,213	193,533	205,178	(1)%	(6)%
Income from joint ventures:
Metals Recycling Business	(1,136)	(1,330)	(2,471)	(15)%	(46)%
Change in intercompany profit elimination(3)	(60)	147	(165)	NM	NM
Total income from joint ventures	(1,196)	(1,183)	(2,636)	1%	(55)%
Goodwill impairment charge - Metals Recycling Business	—	321,000	—	NM	NM
Other asset impairment charges:
Metals Recycling Business	928	13,053	—	(93)%	NM
Corporate	532	—	—	NM	NM
Total other asset impairment charges	1,460	13,053	—	(89)%	NM
Operating income (loss):
Metals Recycling Business	30,083	(311,549)	63,872	NM	NM
Auto Parts Business	21,434	24,539	33,304	(13)%	(26)%
Steel Manufacturing Business	18,538	6,541	(2,081)	183%	NM
Segment operating income (loss)	70,055	(280,469)	95,095	NM	NM
Restructuring charges and other exit related costs(4)	(6,967)	(7,906)	(5,012)	(12)%	58%
Corporate expense(2)	(42,531)	(38,750)	(37,512)	10%	3%
Change in intercompany profit elimination(5)	(241)	(664)	1,097	(64)%	NM
Total operating income (loss)	$20,316	$(327,789)	$53,668	NM	NM
_____________________________
NM = Not Meaningful

(1)
MRB sells recycled ferrous metal to SMB at rates per ton that approximate West Coast U.S. export market prices. In addition, APB sells ferrous and nonferrous material to MRB at prices that approximate local market rates. These intercompany revenues and costs of goods sold are eliminated in consolidation.

27 / Schnitzer Steel Industries, Inc. Form 10-K 2014

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

Revenues
Fiscal 2014 compared with fiscal 2013
Consolidated revenues for fiscal 2014 decreased primarily due to lower average net selling prices for ferrous and nonferrous metal and reduced sales volumes of export ferrous metal as a result of continued weak economic conditions globally that negatively impacted export demand for recycled metal, which was only partially offset by higher volumes for domestic sales of recycled ferrous metal, nonferrous metal, and finished steel products. Export selling prices of recycled ferrous metal declined sharply for shipments in the middle of fiscal 2014 as a result of weaker global demand and the impact of severe winter weather conditions on the domestic markets, partially offset by a modest recovery in export selling prices for shipments near the end of the fiscal year. Lower sales volumes were primarily due to a combination of weaker export demand and competition for available raw materials which continued to adversely impact supply, primarily in the Metals Recycling Business.
Fiscal 2013 compared with fiscal 2012
Consolidated revenues for fiscal 2013 decreased due to lower sales volumes and lower average net selling prices for recycled ferrous metal. During fiscal 2013, demand for recycled scrap metal continued to soften due primarily to weak global macroeconomic conditions, which led to a decline in selling prices as compared to fiscal 2012. Selling prices of recycled ferrous metal declined sharply at the beginning of fiscal 2013 and, after experiencing a slight increase in the second quarter, steadily declined throughout the remainder of fiscal 2013. In addition, the lower price environment adversely impacted the supply of raw materials compared to fiscal 2012, which contributed to the lower sales volumes.
Operating Income (Loss)
Fiscal 2014 compared with fiscal 2013
Consolidated operating income in fiscal 2014 was $20 million, which included restructuring charges and other exit-related costs of $7 million and other asset impairment charges of $1 million, compared to a consolidated operating loss of $328 million in the prior year, which included a goodwill impairment charge of $321 million, other asset impairment charges of $13 million and restructuring charges of $8 million. Adjusted consolidated operating income in fiscal 2014 was $29 million, an increase of $15 million, or 103%, compared to adjusted consolidated operating income of $14 million in fiscal 2013 (see the reconciliation of Adjusted operating income (loss) in Non-GAAP Financial Measures at the end of Item 7). Export selling prices for recycled ferrous metal were subject to downward pressure in fiscal 2014, leading to overall lower average export selling prices compared to the prior year. The benefits from productivity initiatives, primarily impacting MRB, were largely offset by the continued challenging ferrous and nonferrous market conditions and the impact of prolonged constrained supply conditions for raw materials in our domestic markets. Consolidated operating results in fiscal 2014 also benefited from an increase in operating income at SMB of $12 million primarily as a result of improved demand for finished steel products leading to higher sales volumes and benefits from productivity improvements. At APB, the impact of purchase costs of end-of-life vehicles decreasing at a slower rate than commodity selling prices during fiscal 2014 continued to compress operating margins leading to a decrease in operating income of $3 million compared to the prior year.
Operating results in fiscal 2014 included a reduction of $2 million in selling, general and administrative ("SG&A") expense. Restructuring and cost-saving initiatives primarily benefited MRB, whose SG&A expense declined by $10 million mainly from headcount reductions and lower professional and outside services. This was partially offset by higher incentive compensation and share-based compensation expense compared to the prior year and SG&A expense associated with new store locations acquired or opened by APB over the last two fiscal years.

28 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

In the fourth quarter of fiscal 2013, an interim impairment test of goodwill allocated to our reporting units resulted in a non-cash goodwill impairment charge of $321 million at the MRB reporting unit. In addition, during the fourth quarter of fiscal 2013, we recorded impairment charges of $13 million on various other assets. In fiscal 2014, we recorded other asset impairment charges of $1 million on a combination of assets held for sale and other long-lived assets. During the first quarter of fiscal 2014, we elected to change the annual goodwill impairment testing date from February 28 to July 1 of each year. We most recently performed an assessment of the goodwill carried in the MRB and APB reporting units as of July 1, 2014. For each of the reporting units, the calculated fair value exceeded its carrying value, thus indicating that the goodwill balances were not impaired as of July 1, 2014. See further discussion in the Critical Accounting Policies section at the end of Part II, Item 7 of this report.
Consolidated operating income in fiscal 2014 also included restructuring charges and other exit-related costs of $7 million, consisting of severance, contract termination, other restructuring costs and exit-related impairments, compared to restructuring charges of $8 million in fiscal 2013. These charges include restructuring initiatives under two separate plans announced in the fourth quarter of fiscal 2012 (the “Q4’12 Plan”) and the first quarter of fiscal 2014 (the “Q1’14 Plan”), respectively.
The Q4'12 Plan initiatives, which were completed by the end of fiscal 2013, achieved a reduction in operating costs of approximately $25 million on an annualized basis, comprising approximately $18 million of SG&A expense and $7 million of cost of goods sold.
In the first quarter of fiscal 2014, we initiated the Q1’14 Plan and began implementing restructuring and productivity initiatives to reduce our annual operating expenses by approximately $30 million, which was subsequently increased to $40 million later in the fiscal year. We achieved approximately $29 million of benefit in fiscal 2014 with the full annual benefit expected to be achieved in fiscal 2015. The majority of the reduction in operating expenses is expected to occur at MRB and results from a combination of headcount reductions, implementation of operational efficiencies, reduced lease costs and other productivity improvements. We expect to incur restructuring charges of approximately $6 million in connection with the Q1'14 Plan, which were substantially incurred in fiscal 2014. The remaining charges are expected to be incurred by the end of fiscal 2017. The vast majority of these charges require us to make cash payments. In addition to the restructuring charges recorded in connection with these initiatives, during fiscal 2014 we incurred other exit-related costs of $1 million consisting of asset impairments related to site closures.
Restructuring charges and other exit-related costs for the fiscal years ended August 31, 2014, 2013 and 2012 were comprised of the following (in thousands):

	Year Ended August 31,
	2014			2013			2012
	Q4’12 Plan	Q1’14 Plan	Total Charges	Q4’12 Plan	Q1’14 Plan	Total Charges	Q4’12 Plan	Q1’14 Plan	Total Charges
Restructuring charges:
Severance costs	$(44)	$4,651	$4,607	$2,443	$—	$2,443	$2,741	$—	$2,741
Contract termination costs	675	709	1,384	3,229	—	3,229	440	—	440
Other restructuring costs	—	410	410	2,234	—	2,234	1,831	—	1,831
Total restructuring charges	631	5,770	6,401	7,906	—	7,906	5,012	—	5,012
Other exit-related costs:
Asset impairments	—	566	566	—	—	—	—	—	—
Total exit-related costs	—	566	566	—	—	—	—	—	—
Total restructuring charges and exit-related costs	$631	$6,336	$6,967	$7,906	$—	$7,906	$5,012	$—	$5,012

Total restructuring charges to date	$13,549	$5,770	$19,319	$12,918	$—	$12,918	$5,012	$—	$5,012
We do not include restructuring charges and other exit-related costs in the measurement of the performance of our operating segments.
See Note 12 - Restructuring Charges and Other Exit-Related Costs in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
Fiscal 2013 compared with fiscal 2012
Consolidated operating loss in fiscal 2013 was $328 million, which included a goodwill impairment charge of $321 million, other asset impairment charges of $13 million and restructuring charges of $8 million, compared to consolidated operating income of $54 million in fiscal 2012. Adjusted consolidated operating income in fiscal 2013, excluding the goodwill impairment charge, other asset impairment charges and the restructuring charges, was $14 million, a decrease of $45 million, or 76%, compared to adjusted consolidated operating income of $59 million in fiscal 2012 (see the reconciliation of Adjusted consolidated operating

29 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

income (loss) in Non-GAAP Financial Measures at the end of Item 7). Operating results in fiscal 2013 were negatively impacted by the reduction in sales volumes compared to fiscal 2012, which benefited from higher sales volumes and higher average net selling prices resulting in less margin compression compared to fiscal 2013. The constrained supply of raw materials in our domestic markets, coupled with a more pronounced softening of demand for scrap metal in the export markets compared to the U.S., caused purchase prices for raw materials to decrease less than export selling prices, contributing to the compression in operating margins in fiscal 2013. Furthermore, in the declining selling price environment, average inventory costs did not decrease as quickly as purchase costs for raw materials, resulting in an adverse effect on cost of goods sold and a further compression of operating margins compared to fiscal 2012. Consolidated operating results in fiscal 2013 also included $5 million of operating losses at APB, including transaction, integration and startup costs, related to the eleven store locations acquired or opened during fiscal 2013. These decreases were offset by an increase in operating income at SMB of $9 million compared to fiscal 2012 primarily as a result of slightly improved demand leading to higher sales volumes and increased utilization levels.
Operating results in fiscal 2013 benefited from a reduction in SG&A expense of $12 million, or 6%, from fiscal 2012, primarily as a result of the restructuring initiatives and other operating efficiencies announced in the fourth quarter of fiscal 2012 and implemented in fiscal 2013. The decrease compared to fiscal 2012 was driven primarily by a reduction of $5 million in employee compensation expense and $4 million in professional and outside services. The reduction in consolidated SG&A expense was achieved despite the incremental expense attributable to the eleven store locations acquired or opened by APB during fiscal 2013.
In the fourth quarter of fiscal 2013, we identified the combination of the continued challenging market conditions, the constrained supply of raw materials, our recent financial performance and the lack of recovery of our market capitalization as a triggering event requiring an interim impairment test of goodwill allocated to our reporting units. For the APB reporting unit, the calculated fair value using the income approach substantially exceeded its carrying value. For the MRB reporting unit, the first step of the impairment test showed that the reporting unit’s fair value was less than its carrying amount, indicating a potential impairment. Based on the second step of the impairment test, we recorded a non-cash goodwill impairment charge of $321 million at MRB. See Critical Accounting Policies and Estimates in Part II, Item 7 of this report.
During the fourth quarter of fiscal 2013, we also recorded impairment charges of $13 million on various other assets at MRB, including the impairment of a contractual receivable of $8 million as a result of the debtor’s inability to repay the amount owed under agreements entered into for the extraction of scrap metal through demolition activities. We also identified impairments of $5 million on a combination of assets held for sale, a joint venture investment and other long-lived assets.
Interest Expense
Interest expense was $11 million, $10 million and $12 million for fiscal 2014, 2013 and 2012, respectively. The decrease from fiscal 2012 to fiscal 2013 was primarily due to decreased average borrowings and lower average interest rates under our bank credit facilities compared to the prior year period. For more information about our outstanding debt balances, see Note 9 – Long-Term Debt in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
Income Tax Expense (Benefit)
Income tax expense (benefit) was $2 million, $(57) million and $14 million for fiscal 2014, 2013 and 2012, respectively.
Our effective tax rate in fiscal 2014 was an expense of 19% and was lower than the U.S. federal statutory rate of 35%. The effective tax rate benefited from a fixed asset tax basis study performed during fiscal 2014 which resulted in the recognition of a tax benefit of $2 million, as well as the aggregate impact of excluding income associated with noncontrolling interests, foreign income taxed at different rates, and certain deductions and credits. Other significant items impacting the effective tax rate included the recognition of a valuation allowance against certain foreign and state deferred tax assets and the recognition of a liability for unrecognized tax benefits of $2 million. The valuation allowance on deferred tax assets of certain foreign and state tax jurisdictions increased by $2 million compared to the prior year and was recognized as a result of negative evidence, including recent losses in certain foreign and state jurisdictions, outweighing the more subjective positive evidence, indicating that it is more likely than not that the associated tax benefit will not be realized. Realization of the foreign subsidiaries' deferred tax assets is dependent upon generating sufficient taxable income in the foreign tax jurisdiction in future years to benefit from the reversal of net deductible temporary differences and from the utilization of net operating losses.
Our effective tax rate for fiscal 2013 was a benefit of 17% and differed from the U.S. federal statutory rate of 35% primarily due to the recognition of an expense of $29 million to record a valuation allowance on deferred tax assets mainly related to a foreign subsidiary, the impact of the non-deductible portion of the goodwill impairment charge and the impact of the foreign tax rate differential on operating losses recorded by our foreign subsidiaries. The deferred tax assets at the foreign subsidiary for which a valuation allowance was recorded were related primarily to deductible temporary differences created in fiscal 2013 by the goodwill impairment charge and by net operating losses at the subsidiary.

30 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

In fiscal 2012 the effective tax rate was an expense of 33% and differed from the U.S. federal statutory rate of 35% primarily due to state tax benefits and research and development credits, partially offset by the adverse impact of foreign subsidiaries’ results taxed at different tax rates.
We will continue to regularly assess the realizability of deferred tax assets. Changes in historical earnings performance and future earnings projections, among other factors, may cause us to adjust our valuation allowance on deferred tax assets, which would impact our results of operations in the period we determine that these factors have changed. As of August 31, 2014, we believe that it is more likely than not that we will realize the benefits of our deferred tax assets, net of valuation allowances.
See Note 18 - Income Taxes in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion.
Discontinued Operations
In fiscal 2010, we disposed of a component of our business which qualified for separate classification as a discontinued operation. In fiscal 2014, we released certain environmental liabilities that arose from and were directly related to the operations of the component prior to the disposal, resulting in recognition of a $1 million gain from discontinued operations, net of tax, or $0.03 per diluted share, in the Consolidated Statement of Operations.

31 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Financial results by reporting segment
We operate our business across three reporting segments: MRB, APB and SMB. Additional financial information relating to these reporting segments is contained in Note 21 – Segment Information in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
Metals Recycling Business

	For the Year Ended August 31,
				% Increase/(Decrease)
($ in thousands, except for prices)	2014	2013	2012	2014 vs 2013	2013 vs 2012
Ferrous revenues	$1,581,045	$1,677,035	$2,297,580	(6)%	(27)%
Nonferrous revenues	494,745	501,655	614,467	(1)%	(18)%
Other	27,145	31,794	36,660	(15)%	(13)%
Total segment revenues	2,102,935	2,210,484	2,948,707	(5)%	(25)%
Cost of goods sold	1,989,024	2,095,747	2,780,844	(5)%	(25)%
Selling, general and administrative expense	84,036	93,563	106,462	(10)%	(12)%
Income from joint ventures	(1,136)	(1,330)	(2,471)	(15)%	(46)%
Goodwill impairment charge	—	321,000	—	NM	NM
Other asset impairment charges	928	13,053	—	(93)%	NM
Segment operating income (loss)	$30,083	$(311,549)	$63,872	NM	NM
Average recycled ferrous metal sales prices ($/LT):(1)
Domestic	$358	$358	$406	—%	(12)%
Foreign	$350	$359	$417	(3)%	(14)%
Average	$353	$358	$415	(1)%	(14)%
Ferrous sales volume (LT, in thousands):
Domestic	1,323	1,142	1,187	16%	(4)%
Foreign	2,799	3,167	3,928	(12)%	(19)%
Total ferrous sales volume (LT, in thousands)	4,122	4,309	5,115	(4)%	(16)%
Average nonferrous sales price ($/pound)(1)	$0.86	$0.93	$0.94	(8)%	(1)%
Nonferrous sales volumes (pounds, in thousands)	554,808	520,442	628,652	7%	(17)%
Outbound freight included in cost of goods sold (in thousands)	$144,377	$148,683	$196,924	(3)%	(24)%
_____________________________
LT = Long Ton, which is 2,240 pounds

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

Fiscal 2014 compared with fiscal 2013
Revenues
The 6% decrease in ferrous revenues was primarily due to lower average net selling prices and reduced sales volumes of export ferrous metal as a result of continued weak economic conditions globally that adversely impacted export demand for recycled metal, which was only partially offset by higher sales volumes for domestic sales of recycled ferrous metal. Export selling prices of recycled ferrous metal declined sharply for shipments in the middle of fiscal 2014 as a result of weaker global demand and the impact of severe winter weather conditions on the domestic markets, partially offset by a slight recovery in export selling prices for shipments near the end of the fiscal year. A combination of weaker export demand and competition for available raw materials continued to adversely impact supply, which contributed to the lower ferrous sales volumes.

The decrease in nonferrous revenues was primarily due to lower average selling prices as a result of continued weak economic conditions, which more than offset the beneficial impact on sales volumes of improved recovery of nonferrous materials processed through our enhanced processing technologies.

32 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Segment Operating Income (Loss)
Operating income for fiscal 2014 was $30 million, compared to an operating loss of $312 million in the prior year. Adjusted operating income in fiscal 2014, excluding other asset impairment charges of $1 million, was $31 million, an increase of $9 million, or 38%, compared to adjusted operating income in fiscal 2013 (see the reconciliation of Adjusted MRB operating income (loss) in Non-GAAP Financial Measures at the end of Item 7). Export selling prices for recycled ferrous metal were subject to downward pressure in fiscal 2014, leading to overall lower average export selling prices compared to the prior year. The benefits from productivity improvements impacting cost of goods sold at MRB were largely offset by the continued challenging ferrous and nonferrous market conditions and the impact of prolonged constrained supply conditions for raw materials leading to a modest improvement in adjusted operating results. Operating results in fiscal 2014 benefited from restructuring and cost-saving initiatives at MRB leading to a reduction in SG&A expenses of $10 million. The decrease compared to the prior year was driven primarily by a reduction of $4 million in employee compensation expense from headcount reduction and $3 million in professional and outside services costs.
In fiscal 2014, we recorded other asset impairment charges at MRB of $1 million on assets held for sale.
Fiscal 2013 compared with fiscal 2012
Revenues
The decrease of 27% in ferrous revenues was due to lower sales volumes and lower average net selling prices for ferrous metal. During fiscal 2013, demand for recycled ferrous metal continued to soften due primarily to weak global macroeconomic conditions, which led to a decline in selling prices as compared to fiscal 2012. Selling prices of recycled ferrous metal declined sharply at the beginning of fiscal 2013 and, after experiencing a slight increase in the second quarter, steadily declined throughout the remainder of fiscal 2013. In addition, the lower price environment adversely impacted the supply flow of raw materials compared to fiscal 2012 which contributed to the lower sales volumes.
The decrease in nonferrous revenues was primarily due to lower sales volumes as a result of reduced volumes of processed scrap metal, which more than offset the beneficial impact of improved recovery of nonferrous materials processed through our enhanced processing technologies.
Segment Operating Income (Loss)
Operating loss for fiscal 2013 was $312 million, compared to operating income of $64 million in fiscal 2012. Adjusted operating income in fiscal 2013, excluding a goodwill impairment charge of $321 million and other asset impairment charges of $13 million, was $23 million, a decrease of $41 million, or 65%, compared to adjusted operating income in fiscal 2012 (see the reconciliation of Adjusted MRB operating income (loss) in Non-GAAP Financial Measures at the end of Item 7). Operating results in fiscal 2013 were negatively impacted by the reduction in sales volumes compared fiscal 2012, which benefited from higher sales volumes and higher average net selling prices resulting in less margin compression compared to fiscal 2013. The constrained supply of raw materials in our domestic markets, coupled with a more pronounced softening of demand for scrap metal in the export markets compared to the U.S., caused purchase prices for raw materials to decrease less than export selling prices, contributing to the compression in operating margins in fiscal 2013. Furthermore, in the declining selling price environment, average inventory costs did not decrease as quickly as purchase costs for raw materials, resulting in an adverse effect on cost of goods sold and a further compression of operating margins compared to fiscal 2012.
SG&A expense decreased by $13 million, or 12% from the prior year, primarily as a result of the restructuring initiatives and other operating efficiencies announced in the fourth quarter of fiscal 2012 and implemented in fiscal 2013. The decrease compared to fiscal 2012 was driven primarily by a reduction of $5 million in employee compensation expense and $3 million in professional and outside services.
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

33 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Auto Parts Business

	For the Year Ended August 31,
				% Increase/(Decrease)
($ in thousands)	2014	2013	2012	2014 vs 2013	2013 vs 2012
Revenues	$327,569	$313,306	$316,884	5%	(1)%
Cost of goods sold	248,216	233,835	228,784	6%	2%
Selling, general and administrative expense	57,919	54,932	54,796	5%	—%
Segment operating income	$21,434	$24,539	$33,304	(13)%	(26)%
Number of stores at period end	62	61	51	2%	20%
Cars purchased (in thousands)	380	356	339	7%	5%
Fiscal 2014 compared with fiscal 2013
Revenues
The increase in revenues by $14 million, or 5%, was primarily due to additional volumes from stores acquired or opened during fiscal 2013 and fiscal 2014, partially offset by the adverse effects of lower commodity selling prices as a result of weaker global demand.
Segment Operating Income
Operating income for fiscal 2014 decreased by $3 million, or 13%, compared to the prior year. The benefits on operating margins from higher volumes achieved in fiscal 2014 were more than offset by a compression in operating margins primarily due to lower ferrous and nonferrous commodity selling prices and increased SG&A expense of $3 million, mainly due to the addition of new stores in fiscal 2013 and 2014.
Fiscal 2013 compared with fiscal 2012
Revenues
The decrease in revenues by $4 million or 1% was driven primarily by lower average commodity prices, partially offset by higher sales volumes primarily generated by the eleven new store locations acquired or opened during fiscal 2013.
Segment Operating Income
Operating income for fiscal 2013 decreased by $9 million, or 26%, compared to fiscal 2012. The compression in operating margins was primarily related to car purchase costs decreasing at a slower rate than ferrous and nonferrous selling prices due to supply constraints of end-of-life vehicles. Operating income for fiscal 2013 included $5 million of operating losses, including transaction, integration and startup costs, related to the eleven store locations acquired or opened during the year.
SG&A expense remained consistent with fiscal 2012, as the positive impact of the restructuring initiatives and other operational efficiencies implemented in fiscal 2013 and decreased legal expenses were offset by incremental expenses related to the eleven store locations acquired or opened in fiscal 2013.
Steel Manufacturing Business

	For the Year Ended August 31,
				% Increase/(Decrease)
($ in thousands, except price)	2014	2013	2012	2014 vs 2013	2013 vs 2012
Revenues(1)	$388,640	$352,454	$333,227	10%	6%
Cost of goods sold	362,843	339,625	328,900	7%	3%
Selling, general and administrative expense	7,259	6,288	6,408	15%	(2)%
Segment operating income (loss)	$18,538	$6,541	$(2,081)	183%	NM
Finished goods average sales price ($/ST)(2)	$677	$680	$715	—%	(5)%
Finished steel products sold (ST, in thousands)	533	488	447	9%	9%
Rolling mill utilization	70%	66%	58%	6%	14%
_____________________________
ST = Short Ton, which is 2,000 pounds

34 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

NM = Not Meaningful

(1)	Revenues include sales of semi-finished goods (billets) and finished steel products.

(2)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.
Fiscal 2014 compared with fiscal 2013
Revenues
Revenues increased by $36 million, or 10%, compared to the prior year primarily due to increased sales volumes for finished steel products as a result of higher demand in West Coast markets mainly driven by improved non-residential construction. These benefits were partially offset by slightly lower average sales prices as a result of the impact of reduced costs of raw materials.
Segment Operating Income
Operating income for fiscal 2014 was $19 million, a improvement of $12 million compared to $7 million in the prior year. The significantly improved results were primarily due to higher sales volumes, the impact of raw material cost of goods sold decreasing at a faster rate than the average sales price of finished steel products, and benefits from operational efficiencies and productivity improvements coupled with increased rolling mill utilization levels. The improved results were partially offset by recognition of bad debt expense of $1 million in fiscal 2014.
Fiscal 2013 compared with fiscal 2012
Revenues
Revenues increased by 6% compared to fiscal 2012 primarily due to higher volumes of finished steel products as a result of slightly higher demand in our West Coast markets mainly driven by improved non-residential construction, partially offset by lower average sales prices as a result of the impact of reduced costs of raw materials.
Segment Operating Income (Loss)
Operating income for fiscal 2013 was $7 million, an improvement of $9 million compared to an operating loss of $2 million in fiscal 2012. The improved results were primarily due to slightly higher demand leading to higher sales volumes and increased utilization levels, coupled with improved operational efficiencies.
Liquidity and Capital Resources
We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.
Sources and Uses of Cash
We had cash balances of $26 million and $13 million as of August 31, 2014 and 2013, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, acquisitions, dividends and share repurchases. We also use excess cash on hand to reduce amounts outstanding under our credit facilities. As of August 31, 2014, debt, net of cash, was $294 million compared to $368 million as of August 31, 2013 (refer to Non-GAAP Financial Measures below), a decrease of $75 million primarily as a result of the positive cash flows generated by operating activities. Our cash balances as of August 31, 2014 and 2013 include $4 million and $7 million, respectively, which are indefinitely reinvested in Puerto Rico and Canada.
Operating Activities
Net cash provided by operating activities in fiscal 2014 was $141 million, compared to $39 million in fiscal 2013 and $245 million in fiscal 2012.
Cash provided by operating activities in fiscal 2014 included a decrease in inventories of $36 million due to the timing of shipments. Uses of cash included an increase of $16 million in accounts receivable due to the timing of shipments and collections.
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

35 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Investing Activities
Net cash used in investing activities in fiscal 2014 was $41 million, compared to $112 million in fiscal 2013 and $84 million in fiscal 2012.
Cash used in investing activities in fiscal 2014 included $39 million in capital expenditures to upgrade our equipment and infrastructure.
Cash used in investing activities in fiscal 2013 included $90 million in capital expenditures, including investments in the construction of a new shredder, advanced processing equipment and related infrastructure for our facility in Surrey, British Columbia, which commenced shredding operations in the third quarter of fiscal 2013, and construction of a new nonferrous processing facility in Puerto Rico, which commenced operations in the first quarter of fiscal 2014. Cash used in investing activities also included $25 million for acquisitions.
Cash used in investing activities in fiscal 2012 included $79 million in capital expenditures, primarily to expand facilities and upgrade our equipment and infrastructure.
Financing Activities
Net cash used in financing activities for fiscal 2014 was $88 million, compared with $4 million in fiscal 2013 and $120 million in fiscal 2012.
Cash used in financing activities in fiscal 2014 included $20 million for cash dividends and $64 million in net repayments of debt (refer to Non-GAAP Financial Measures below).
Cash used in financing activities in fiscal 2013 included $20 million for cash dividends and $25 million for the purchase of the redeemable noncontrolling interest in the third quarter of fiscal 2013. Sources of cash included $43 million in net borrowings of debt (refer to Non-GAAP Financial Measures below) mainly used to support higher working capital requirements and acquisitions.
Cash used in financing activities in 2012 included $69 million in net repayments of debt (refer to Non-GAAP Financial Measures below) using cash generated from operations, $33 million for the repurchase of outstanding shares of our Class A common stock and $11 million for cash dividends.
Credit Facilities
Following is a summary of our outstanding balances and availability on credit facilities and long-term debt (in thousands):

	Outstanding as of 8/31/2014	Remaining Availability
Unsecured, uncommitted credit line	$—	$25,000
Bank unsecured revolving credit facility(1)	$305,000	$387,768
Tax-exempt economic development revenue bonds due January 2021	$7,700	N/A
Other debt obligations	$1,010	N/A
_____________________________

(1)	Remaining availability is net of $5 million of outstanding stand-by letters of credit as of August 31, 2014.
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
We had borrowings outstanding under the credit facility of $305 million and $360 million as of August 31, 2014 and 2013, respectively. The weighted average interest rate on amounts outstanding under this facility was 1.91% and 1.98% as of August 31, 2014 and 2013, respectively.
We also have an unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. that expires on March 1, 2015. Interest rates are set by the bank at the time of borrowing. We had no borrowings outstanding under this facility as of August 31, 2014 and $9 million in borrowings outstanding as of August 31, 2013.

36 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

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
As of August 31, 2014, we were in compliance with these financial covenants. The consolidated fixed charge coverage ratio is required to be no less than 1.50 to 1 and was 2.53 to 1 as of August 31, 2014. The consolidated leverage ratio is required to be no more than 0.55 to 1 and was 0.30 to 1 as of August 31, 2014. While we expect to remain in compliance with these covenants, there can be no assurances that we will be able to do so in the event of a sustained deterioration from current market conditions or other negative factors which adversely impact our results of operations and financial position, and lead to a trend of consolidated net losses. If we do not maintain compliance with our financial covenants and are unable to obtain an amendment or waiver from our lenders, a breach of either covenant would constitute an event of default and allow the lenders to exercise remedies under the agreements, the most severe of which is the termination of the credit facility under our committed bank credit agreement and acceleration of the amounts owed under both agreements. In such case, we would be required to evaluate available alternatives and take appropriate steps to obtain alternative funds. There can be no assurance that any such alternative funds, if sought, could be obtained or, if obtained, would be adequate or on acceptable terms.
In addition, as of August 31, 2014 and 2013, we had $8 million of long-term tax-exempt bonds outstanding that mature in January 2021.
Capital Expenditures
Capital expenditures totaled $39 million, $90 million and $79 million for fiscal 2014, 2013 and 2012, respectively. Our capital expenditures in fiscal 2014 included completion of our investment in the construction of a new nonferrous processing facility in Puerto Rico, which commenced operations in September 2013. In addition, we made further investments in infrastructure to improve efficiency, increase capacity, improve worker safety, enhance environmental systems and replace equipment. Fiscal 2013 capital expenditures included investments in the construction of a new shredder, advanced processing equipment and related infrastructure for our facility in Surrey, British Columbia, which began operations in the third quarter of fiscal 2013, and the substantial portion of construction of the new nonferrous processing facility in Puerto Rico.
We currently plan to invest approximately $40 million in capital expenditures on upgrades in fiscal 2015, similar to to the upgrades in fiscal 2014, exclusive of any capital expenditures for growth projects, using cash generated from operations and available lines of credit.
Environmental Compliance
Our commitment to sustainable recycling and operating our business in an environmentally responsible manner requires us to continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures, we invested $8 million, $5 million and $13 million for environmental projects in fiscal 2014, 2013 and 2012, respectively. We plan to invest up to $12 million in capital expenditures for environmental projects in fiscal 2015. These projects include investments in storm water systems and equipment to ensure ongoing compliance with air quality and other environmental regulations.
We have been identified by the United States Environmental Protection Agency (“EPA”) as one of the potentially responsible parties (“PRPs”) that own or operate or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (“the Site”). A group of PRPs is conducting an investigation and study to identify and characterize the contamination at the Site and develop alternative approaches to remediation of the contamination. On March 30, 2012 the group submitted to the EPA a draft feasibility study (“draft FS”) based on approximately ten years of work and $100 million in costs classified as investigation-related. The draft FS identifies ten possible remedial alternatives which range in estimated cost from approximately $170 million to $250 million (net present value) for the least costly alternative to approximately $1.08 billion to $1.76 billion (net present value) for the most costly and estimates a range of two to 28 years to implement the remedial work, depending on the selected alternative. The draft FS does not determine who is responsible for remediation costs, define the precise cleanup boundaries or select remedies. The draft FS is being revised by the EPA and the revisions may be significant and could materially impact the scope or cost of remediation. While the draft FS is an important step in the EPA’s development of a proposed plan for addressing the Site, a final decision on the nature and extent of the required remediation will occur only after the EPA has prepared a proposed plan for public review and issued a record of decision (“ROD”). Currently available information indicates that the EPA does not

37 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

expect to issue its final ROD selecting a remedy for the Site until at least 2017 or commence remediation activities until 2024. Responsibility for implementing and funding the EPA’s selected remedy will be determined in a separate allocation process, which is currently underway. Because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs, we believe it is not reasonably possible to estimate the amount or range of costs which we are likely or which are reasonably possible to incur in connection with the Site, although such costs could be material to our financial position, results of operations, future cash flows and liquidity. Any material liabilities recorded in the future related to the Site could result in our failure to maintain compliance with certain covenants in our debt agreements. Significant cash outflows in the future related to the Site could reduce the amounts available for borrowing that could otherwise be used for investment in capital expenditures, acquisitions, dividends and share repurchases. See Contingencies – Environmental in Note 11 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
Share Repurchase Program
Pursuant to our amended share repurchase program, we have existing authorization to repurchase up to 2.1 million shares of our Class A common stock when we deem such repurchases to be appropriate. We evaluate long- and short-range forecasts as well as anticipated sources and uses of cash before determining the course of action in our share repurchase program. Prior to fiscal 2014, we had repurchased approximately 6.9 million shares of the 9 million shares authorized for repurchase under the program. We did not repurchase any of our Class A common stock in fiscal 2014.
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
Off-Balance Sheet Arrangements
None.
Contractual Obligations and Commitments
We have certain contractual obligations to make future payments. The following table summarizes these future obligations as of August 31, 2014 (in thousands):

	Payment Due by Period
	2015	2016	2017	2018	2019	Thereafter	Total
Contractual Obligations
Long-term debt(1)	$40	$84	$305,089	$95	$100	$8,302	$313,710
Interest payments on long-term debt(2)	5,894	5,889	3,945	60	54	224	16,066
Capital leases, including interest	1,310	1,180	1,181	1,181	1,202	6,330	12,384
Operating leases	22,065	17,586	15,235	12,051	9,220	35,371	111,528
Purchase obligations(3)	42,130	11,183	11,183	11,779	11,183	20,452	107,910
Other(4)	216	243	342	304	301	2,627	4,033
Total	$71,655	$36,165	$336,975	$25,470	$22,060	$73,306	$565,631
_____________________________

(1)	Long-term debt represents the principal amounts of all outstanding long-term debt, maturities of which extend to 2028.

(2)
Interest payments on long-term debt are based on interest rates in effect as of August 31, 2014. As contractual interest rates and the amount of debt outstanding is variable in certain cases, actual cash payments may differ from the estimates provided.

(3)
Purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement, including purchases of inventory items to be sold in the ordinary course of business.

(4)	Other contractual obligations consist of pension funding obligations and other accrued liabilities.

38 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. At August 31, 2014, we had $16 million outstanding under these arrangements.
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
Goodwill
We evaluate goodwill for impairment annually and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Impairment of goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a ‘component’). We have determined that our reporting units for which goodwill has been allocated are equivalent to our operating segments, as all of the components of each segment meet the criteria for aggregation. Our goodwill balances are allocated to MRB and APB. SMB has no goodwill.

When testing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform the two-step quantitative impairment test, otherwise no further analysis is required. We also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. In the first step of the quantitative impairment test, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to that excess.

We estimate the fair value of the reporting units using an income approach based on the present value of expected future cash flows utilizing a market-based weighted average cost of capital (“WACC”) determined separately for each reporting unit. To estimate the present value of the cash flows that extend beyond the final year of the discounted cash flow model, we employ a terminal value technique, whereby we use estimated operating cash flows minus capital expenditures, adjust for changes in working capital requirements in the final year of the model, and then discount these estimated cash flows by the WACC to establish the terminal value.

The determination of fair value using the income approach requires judgment and involves the use of significant estimates and assumptions about expected future cash flows derived from internal forecasts and the impact of market conditions on those assumptions. Critical assumptions primarily include revenue growth rates driven by future commodity prices and volume expectations, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, discount rates, benefits associated with a taxable transaction and synergistic benefits available to market participants.

In the fourth quarter of fiscal 2013, we identified a triggering event requiring an interim impairment test of goodwill allocated to our reporting units. As a result of the test, we recorded a partial goodwill impairment charge of $321 million at the MRB reporting unit.

In the first quarter of fiscal 2014, we changed the annual goodwill impairment testing date from February 28 to July 1 of each year. We believe this new testing date is preferable because it allows us to better align the annual goodwill impairment testing procedures with our year-end financial reporting, as well as our annual budgeting cycle and allows us visibility into fourth quarter

39 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

operating results which are typically significant to our annual performance. This change in accounting principle did not delay, accelerate or cause us to avoid an impairment charge. We performed the fiscal 2014 annual goodwill impairment test as of July 1, 2014, proceeding directly to the first step of the quantitative impairment test.

For the MRB reporting unit with goodwill of $147 million as of July 1, 2014, the calculated fair value exceeded the carrying value by approximately 13%. The projections used in the income approach for MRB took into consideration the challenging market conditions for recycled metals, including the continued constrained supply of scrap metal and level of competition in our domestic markets, the generally weak macroeconomic indicators in the markets in which our customers are based, and the cyclical nature of our industry. The projections assumed a recovery of operating margins over a multi-year period, eventually returning to levels of profitability in the range of average historical levels. The market-based WACC used in the income approach for MRB was 12.87%, which included an additional Company risk premium of 1% to reflect the uncertainty in connection with the extent and pace of improvements in market conditions and future Company performance. The terminal growth rate used in the discounted cash flow model was 2% based on long-term domestic economic growth expectations. Assuming all other components of the fair value estimate were held constant, an increase in the WACC in excess of 1%, or weaker than anticipated improvements in either operating margins or volumes, could result in a failure of the Step 1 quantitative impairment test for the MRB reporting unit.

For the APB reporting unit with goodwill of $180 million as of July 1, 2014, the calculated fair value exceeded the carrying value by approximately 17%. The projections used in the income approach for APB took into consideration the impact of weak market conditions for ferrous and nonferrous commodities, the cost of obtaining adequate supply flows of end-of-life vehicles and the trends of self-serve parts sales in certain regional markets. The projections assumed a recovery of operating margins from current levels over a multi-year period, but to less than the peak levels of operating margin experienced in fiscal year 2010 and 2011. The market-based WACC used in the income approach for APB was 11.19%. The terminal growth rate used in the discounted cash flow model was 1%. Assuming all other components of the fair value estimate were held constant, an increase in the WACC in excess of 1.25% or weaker than anticipated improvements in operating margins could result in a failure of the Step 1 quantitative impairment test for the APB reporting unit.

We also use a market approach based on earnings multiple data and our Company’s market capitalization to corroborate our reporting units’ valuations. We reconcile the Company’s market capitalization to the aggregated estimated fair value of our reporting units, including consideration of a control premium representing the estimated amount a market participant would pay to obtain a controlling interest. The implied control premium resulting from the difference between our market capitalization (based on the average trading price of our Class A common stock for the two-week period ended July 1, 2014) and the higher aggregated estimated fair value of our reporting units was within the historical range of average and mean premiums observed on historical transactions within the steel-making, scrap processing and metals industries. We identified specific reconciling items, including market participant synergies, which supported the implied control premium as of July 1, 2014.

Subsequent to our annual impairment test date of July 1, 2014 and fiscal year-end of August 31, 2014, the quoted market price of our Class A common stock declined in the second half of September and during October 2014. We believe the current quoted market price of our Class A common stock is impacted by the soft global macroeconomic indicators and the weak current market conditions in the metals recycling industry and does not fully reflect the underlying value of the Company’s reporting units, the recycled metals industry’s long-term fundamentals and the earnings potential of our business. However, if the quoted market price of our Class A common stock were to decline further or remain at the current levels for a sustained period of time, this may trigger an interim evaluation of goodwill which could result in future goodwill impairment charges.

Further, as a result of the inherent uncertainty associated with forming the estimates described above, actual results could differ from those estimates. Future events and changing market conditions may impact our assumptions as to future revenue growth rates, pace and extent of operating margin and volume recovery, market-based WACC and other factors that may result in changes in our estimates of the reporting units' fair value. Although we believe the assumptions used in testing our reporting units’ goodwill for impairment are reasonable, it is possible that market and economic conditions could deteriorate further or not improve as expected. Additional declines or a lack of recovery of market conditions in the metals recycling industry from current levels, a trend of weaker than anticipated Company financial performance including the pace and extent of operating margin and volume recovery, a lack of recovery in our share price from current levels for a sustained period of time, or an increase in the market-based WACC, among other factors, could significantly impact our impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on our financial condition and results of operations.
Environmental Costs
We operate in industries that inherently possess environmental risks. To manage these risks, we employ both our own environmental staff and outside consultants. Environmental staff and finance personnel meet regularly to discuss environmental risks. We estimate future costs for known environmental remediation requirements and accrue for them on an undiscounted basis when it is probable

40 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

that we have incurred a liability and the related costs can be reasonably estimated but the timing of incurring the estimated costs is unknown. The regulatory and government management of these projects is complex, which is one of the primary factors that make it difficult to assess the cost of potential and future remediation. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than any other, the low end of the range is recorded in the financial statements. If further developments or resolution of an environmental matter result in facts and circumstances that are significantly different than the assumptions used to develop these liabilities, the accrual for environmental remediation could be materially understated or overstated. Adjustments to these liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or when expenditures for which accruals are established are made. The factors we consider in the recognition and measurement of environmental liabilities include:

•	Current regulations, both at the time the liability is established and during the course of the investigation or remediation process, which specify standards for acceptable remediation;

•	Information about the site which becomes available as the site is studied and remediated;

•	The professional judgment of senior-level internal staff, who take into account similar, recent instances of environmental remediation issues, and studies of our sites, among other considerations;

•	Technologies available that can be used for remediation; and

•	The number and financial condition of other potentially responsible parties and the extent of their responsibility for the costs of study and remediation.
Our accrued environmental liabilities as of August 31, 2014 included $1 million related to third party investigation costs for the Portland Harbor Superfund site. Because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs, we believe it is not possible to reasonably estimate the amount or range of costs which it is likely or reasonably possible that we may incur in connection with the Site, although such costs could be material to our financial position, results of operations, cash flows and liquidity. Therefore, no additional amounts have been accrued. See Contingencies – Environmental in Note 11 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
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
The accounting process we use to record metal quantities relies on significant estimates. With respect to unprocessed metal inventory, we rely on weighed quantities that are reduced by estimated amounts that are moved into production. These estimates utilize estimated recoveries and yields that are based on historical trends. Over time, these estimates are reasonably good indicators of what is ultimately produced; however, actual recoveries and yields can vary depending on product quality, moisture content and source of the unprocessed metal. If ultimate recoveries and yields are significantly different than estimated, the value of our inventory could be materially overstated or understated. To assist in validating the reasonableness of these estimates, we periodically review shrink factors and perform monthly physical inventory estimates. However, due to variations in product density, holding period and production processes utilized to manufacture the product, physical inventories will not necessarily detect all variances. To mitigate this risk, we adjust the ferrous physical inventories when the volume of a commodity is low and a physical inventory count can more accurately estimate the remaining volume.
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

41 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

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
Non-GAAP Financial Measures
Debt, net of cash
Debt, net of cash is the difference between (i) the sum of long-term debt and short-term debt (i.e., total debt) and (ii) cash and cash equivalents. We believe that debt, net of cash is a useful measure for investors because, as cash and cash equivalents can be used, among other things, to repay indebtedness, netting this against total debt is a useful measure of our leverage.
The following is a reconciliation of debt, net of cash (in thousands):

	August 31, 2014	August 31, 2013	August 31, 2012
Short-term borrowings	$523	$9,174	$683
Long-term debt, net of current maturities	318,842	372,663	334,629
Total debt	319,365	381,837	335,312
Less: cash and cash equivalents	25,672	13,481	89,863
Total debt, net of cash	$293,693	$368,356	$245,449
Net borrowings (repayment) of debt
Net borrowings (repayment) of debt is the sum of borrowings from long-term debt, repayments of long-term debt, proceeds from line of credit, and repayment of line of credit. We present this amount as the net change in our borrowings (repayment) for the period because we believe it is useful for investors as a meaningful presentation of the change in debt.
The following is a reconciliation of net borrowings (repayment) of debt (in thousands):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Borrowings from long-term debt	$313,207	$265,858	$439,070
Proceeds from line of credit	469,500	545,500	495,500
Repayment of long-term debt	(368,496)	(230,923)	(507,745)
Repayment of line of credit	(478,000)	(537,000)	(495,500)
Net borrowings (repayment) of debt	$(63,789)	$43,435	$(68,675)
Adjusted operating income (loss), adjusted net income (loss) and adjusted diluted earnings per share
We present adjusted consolidated operating income (loss) and adjusted operating income (loss) for the MRB segment because we believe these measures provide a meaningful presentation of our results from our core underlying business operations excluding adjustments for goodwill and other asset impairment charges and restructuring charges and other exit-related costs that are not

42 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

related to our core underlying business operational performance and improve period-to-period comparability of our results from our core underlying business operations.
The following is a reconciliation of consolidated adjusted operating income (loss) and MRB operating income (loss) (in thousands):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Consolidated operating income (loss):
As reported	$20,316	$(327,789)	$53,668
Goodwill impairment charge	—	321,000	—
Other asset impairment charges	1,460	13,053	—
Restructuring charges and other exit-related costs	6,967	7,906	5,012
Adjusted	$28,743	$14,170	$58,680

MRB operating income (loss):
As reported	$30,083	$(311,549)	$63,872
Goodwill impairment charge	—	321,000	—
Other asset impairment charges	928	13,053	—
Adjusted	$31,011	$22,504	$63,872
We present adjusted net income (loss) from continuing operations attributable to SSI and adjusted diluted earnings per share from continuing operations attributable to SSI because we believe these measures provide a meaningful presentation of the our results from our core underlying business operations excluding adjustments for goodwill and other asset impairments, restructuring charges and other exit-related costs, and valuation allowances on deferred tax assets that are not related to our core underlying business operational performance and improve the period-to-period comparability of our results from its core underlying business operations.
The following is a reconciliation of adjusted net income (loss) from continuing operations attributable to SSI and adjusted diluted earnings per share from continuing operations attributable to SSI (in thousands, except per share data):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Net income (loss) from continuing operations attributable to SSI:
As reported	$5,067	$(281,442)	$27,404
Goodwill impairment charge, net of tax	—	254,473	3,222
Other asset impairment charges, net of tax	949	8,819	—
Restructuring charges and other exit-related costs, net of tax	5,911	5,311	—
Valuation allowance on deferred tax assets	—	11,043	206
Adjusted	$11,927	$(1,796)	$30,832

Diluted earnings per share from continuing operations attributable to SSI:
As reported	0.19	(10.56)	0.99
Goodwill impairment charge, net of tax, per share	—	9.55	0.12
Other asset impairment charges, net of tax, per share	0.04	0.33	—
Restructuring charges and other exit-related costs, net of tax, per share	0.22	0.20	—
Valuation allowance on deferred tax assets, per share	—	0.41	0.01
Adjusted(1)	$0.44	$(0.07)	$1.12
 ____________________________
(1) Does not foot due to rounding.
We believe that these non-GAAP financial measures allow for a better understanding of our operating and financial performance. These non-GAAP financial measures should be considered in addition to, but not as a substitute for, the most directly comparable U.S. GAAP measures. Although we find these non-GAAP financial measures useful in evaluating the performance of our business, our reliance on these measures is limited because the adjustments often have a material impact on our consolidated financial statements presented in accordance with GAAP. Therefore, we typically use these adjusted amounts in conjunction with our GAAP results to address these limitations.

43 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
We are exposed to commodity price risk, mainly associated with variations in the market price for finished steel products, ferrous and nonferrous metals, including scrap metal, autobodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to increases and decreases in forward selling prices by adjusting purchase prices on a timely basis. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices, a 10% decrease in the selling price of inventory would not have had a material NRV impact on any of our operating segments as of August 31, 2014.
Interest Rate Risk
We are exposed to market risk associated with changes in interest rates related to our debt obligations. Our credit line and revolving credit facility are subject to variable interest rates and therefore have exposure to changes in interest rates. If market interest rates had changed 10% from actual interest rate levels in fiscal 2014 or 2013, the effect on our interest expense and net income would not have been material.
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
As of August 31, 2014 and 2013, 39% and 49%, respectively, of our trade accounts receivable balance were covered by letters of credit. Of the remaining balance, 96% was less than 60 days past due as of August 31, 2014 and 2013.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk, mainly associated with sales transactions and related accounts receivable denominated in the U.S. dollar by our Canadian subsidiary with a functional currency of the Canadian dollar. In certain instances, we use derivatives to manage some portion of this risk. Our derivatives are agreements with independent counterparties that provide for payments based on a notional amount. As of August 31, 2014, all of our derivative transactions were related to actual or anticipated economic transactions in the normal course of business. A change in foreign exchange rates by 10% would have changed the fair value of these contracts reported in our Condensed Consolidated Balance Sheets by $2 million at August 31, 2014.

44 / Schnitzer Steel Industries, Inc. Form 10-K 2014

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
Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting using the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management determined that the Company’s internal control over financial reporting was effective as of August 31, 2014.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report, also audited the effectiveness of the Company’s internal control over financial reporting as of August 31, 2014, as stated in their report included herein.

Tamara L. Lundgren	Richard D. Peach
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
October 28, 2014	October 28, 2014

45 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Schnitzer Steel Industries, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows present fairly, in all material respects, the financial position of Schnitzer Steel Industries, Inc. and its subsidiaries at August 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Portland, Oregon
October 28, 2014

46 / Schnitzer Steel Industries, Inc. Form 10-K 2014

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	August 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$25,672	$13,481
Accounts receivable, net	189,359	188,270
Inventories, net	216,172	236,049
Deferred income taxes	6,865	3,750
Refundable income taxes	1,756	3,521
Prepaid expenses and other current assets	24,108	22,159
Total current assets	463,932	467,230
Property, plant and equipment, net	523,433	564,426
Investments in joint venture partnerships	14,624	14,808
Goodwill	325,903	327,264
Intangibles, net	9,835	13,264
Other assets	17,483	18,520
Total assets	$1,355,210	$1,405,512
Liabilities and Equity
Current liabilities:
Short-term borrowings	$523	$9,174
Accounts payable	103,453	96,348
Accrued payroll and related liabilities	32,127	24,002
Environmental liabilities	1,062	754
Accrued income taxes	3,202	388
Other accrued liabilities	36,903	35,468
Total current liabilities	177,270	166,134
Deferred income taxes	22,746	22,929
Long-term debt, net of current maturities	318,842	372,663
Environmental liabilities, net of current portion	47,287	49,040
Other long-term liabilities	13,088	13,547
Total liabilities	579,233	624,313
Commitments and contingencies (Note 11)
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized,
26,384 and 26,171 shares issued and outstanding	26,384	26,171
Class B common stock – 25,000 shares $1.00 par value authorized,
306 and 393 shares issued and outstanding	306	393
Additional paid-in capital	19,164	7,476
Retained earnings	737,571	751,879
Accumulated other comprehensive loss	(12,641)	(9,361)
Total SSI shareholders’ equity	770,784	776,558
Noncontrolling interests	5,193	4,641
Total equity	775,977	781,199
Total liabilities and equity	$1,355,210	$1,405,512

See Notes to the Consolidated Financial Statements.

47 / Schnitzer Steel Industries, Inc. Form 10-K 2014

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended August 31,
	2014	2013	2012
Revenues	$2,543,583	$2,621,911	$3,340,938
Operating expense:
Cost of goods sold	2,324,823	2,415,391	3,079,716
Selling, general and administrative	191,213	193,533	205,178
Income from joint ventures	(1,196)	(1,183)	(2,636)
Goodwill impairment charge	—	321,000	—
Other asset impairment charges	1,460	13,053	—
Restructuring charges and other exit-related costs	6,967	7,906	5,012
Operating income (loss)	20,316	(327,789)	53,668
Interest expense	(10,804)	(9,743)	(11,880)
Other income, net	1,223	83	1,168
Income (loss) from continuing operations before income taxes	10,735	(337,449)	42,956
Income tax (expense) benefit	(2,001)	57,426	(14,039)
Income (loss) from continuing operations	8,734	(280,023)	28,917
Income from discontinued operations, net of tax	857	—	—
Net income (loss)	9,591	(280,023)	28,917
Net income attributable to noncontrolling interests	(3,667)	(1,419)	(1,513)
Net income (loss) attributable to SSI	$5,924	$(281,442)	$27,404
Basic:
Income (loss) per share from continuing operations attributable to SSI	$0.19	$(10.56)	$1.00
Income per share from discontinued operations attributable to SSI	0.03	—	—
Net income (loss) per share attributable to SSI	$0.22	$(10.56)	$1.00
Diluted:
Income (loss) per share from continuing operations attributable to SSI	$0.19	$(10.56)	$0.99
Income per share from discontinued operations attributable to SSI	0.03	—	—
Net income (loss) per share attributable to SSI	$0.22	$(10.56)	$0.99
Weighted average number of common shares:
Basic	26,834	26,656	27,317
Diluted	27,000	26,656	27,553
Dividends declared per common share	$0.750	$0.750	$0.410

See Notes to the Consolidated Financial Statements.

48 / Schnitzer Steel Industries, Inc. Form 10-K 2014

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended August 31,
	2014	2013	2012
Net income (loss)	$9,591	$(280,023)	$28,917
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments(1)	(4,240)	(9,051)	(2,143)
Cash flow hedges, net(2)	179	20	(116)
Pension obligations, net(3)	781	3,289	(2,220)
Total other comprehensive loss, net of tax	(3,280)	(5,742)	(4,479)
Comprehensive income (loss)	6,311	(285,765)	24,438
Less amounts attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	(3,667)	(1,419)	(1,513)
Foreign currency translation adjustment attributable to redeemable noncontrolling interest	—	(1,030)	350
Total amounts attributable to noncontrolling interests	(3,667)	(2,449)	(1,163)
Comprehensive income (loss) attributable to SSI	$2,644	$(288,214)	$23,275
_____________________________

(1)	Net of tax expense (benefit) of $0 thousand, $(387) thousand and $(109) thousand for each respective period.

(2)	Net of tax expense (benefit) of $(5) thousand, $23 thousand and $(24) thousand for each respective period.

(3)	Net of tax expense (benefit) of $468 thousand, $1,890 thousand and $(1,290) thousand for each respective period.

See Notes to the Consolidated Financial Statements.

49 / Schnitzer Steel Industries, Inc. Form 10-K 2014

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of August 31, 2011	24,241	$24,241	3,060	$3,060	$762	$1,065,109	$1,540	$1,094,712	$6,524	$1,101,236
Net income(1)	—	—	—	—	—	27,404	—	27,404	2,676	30,080
Other comprehensive loss, net of tax(2)	—	—	—	—	—	—	(4,129)	(4,129)	—	(4,129)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4,087)	(4,087)
Share repurchases	(1,124)	(1,124)	—	—	(6,570)	(25,500)	—	(33,194)	—	(33,194)
Restricted stock withheld for taxes	(69)	(69)	—	—	(2,238)	—	—	(2,307)	—	(2,307)
Issuance of restricted stock	199	199	—	—	(199)	—	—	—	—	—
Stock options exercised	25	25	—	—	583	—	—	608	—	608
Class B common stock converted to Class A common stock	1,947	1,947	(1,947)	(1,947)	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	9,618	—	—	9,618	—	9,618
Excess tax deficiency from stock options exercised and restricted stock units vested	—	—	—	—	(1,140)	—	—	(1,140)	—	(1,140)
Cash dividends	—	—	—	—	—	(10,989)	—	(10,989)	—	(10,989)
Balance as of August 31, 2012	25,219	25,219	1,113	1,113	816	1,056,024	(2,589)	1,080,583	5,113	1,085,696
Net income (loss)(1)	—	—	—	—	—	(281,442)	—	(281,442)	2,322	(279,120)
Other comprehensive loss, net of tax(2)	—	—	—	—	—	—	(6,772)	(6,772)	—	(6,772)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,794)	(2,794)
Restricted stock withheld for taxes	(102)	(102)	—	—	(2,571)	—	—	(2,673)	—	(2,673)
Issuance of restricted stock	319	319	—	—	(319)	—	—	—	—	—
Stock options exercised	15	15	—	—	301	—	—	316	—	316
Class B common stock converted to Class A common stock	720	720	(720)	(720)	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	11,475	—	—	11,475	—	11,475
Excess tax deficiency from stock options exercised and restricted stock units vested	—	—	—	—	(2,226)	—	—	(2,226)	—	(2,226)
Adjustments to fair value of redeemable noncontrolling interest	—	—	—	—	—	(2,449)	—	(2,449)	—	(2,449)
Cash dividends	—	—	—	—	—	(20,254)	—	(20,254)	—	(20,254)

50 / Schnitzer Steel Industries, Inc. Form 10-K 2014

	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class B
	Shares	Amount	Shares	Amount

Balance as of August 31, 2013	26,171	26,171	393	393	7,476	751,879	(9,361)	776,558	4,641	781,199
Net income	—	—	—	—	—	5,924	—	5,924	3,667	9,591
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,280)	(3,280)	—	(3,280)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3,115)	(3,115)
Restricted stock withheld for taxes	(59)	(59)	—	—	(1,519)	—	—	(1,578)	—	(1,578)
Issuance of restricted stock	176	176	—	—	(176)	—	—	—	—	—
Stock options exercised	9	9	—	—	231	—	—	240	—	240
Class B common stock converted to Class A common stock	87	87	(87)	(87)	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	14,506	—	—	14,506	—	14,506
Excess tax deficiency from stock options exercised and restricted stock units vested	—	—	—	—	(1,354)	—	—	(1,354)	—	(1,354)
Cash dividends	—	—	—	—	—	(20,232)	—	(20,232)	—	(20,232)
Balance as of August 31, 2014	26,384	$26,384	306	$306	$19,164	$737,571	$(12,641)	$770,784	$5,193	$775,977
_____________________________

(1)
Net income attributable to noncontrolling interests at August 31, 2013 and 2012 excludes $(903) thousand and $(1,163) thousand, respectively, allocable to the redeemable noncontrolling interest, which, prior to its purchase on March 8, 2013, was reported in the mezzanine section of the Consolidated Balance Sheets. See Note 13 - Redeemable Noncontrolling Interest for further detail.

(2)
Other comprehensive loss, net of tax for the years ended August 31, 2013 and 2012 excludes $(1,030) thousand and $350 thousand, respectively, relating to the redeemable noncontrolling interest, which, prior to its purchase on March 8, 2013, was reported in the mezzanine section of the Consolidated Balance Sheets. See Note 13 - Redeemable Noncontrolling Interest for further detail.

See Notes to the Consolidated Financial Statements.

51 / Schnitzer Steel Industries, Inc. Form 10-K 2014

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended August 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$9,591	$(280,023)	$28,917
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Goodwill impairment charge	—	321,000	—
Other asset impairment charges	1,460	13,053	—
Exit-related asset impairment charges	566	—	—
Depreciation and amortization	79,209	83,070	82,256
Deferred income taxes	(3,815)	(59,102)	8,321
Undistributed equity in earnings of joint ventures	(1,196)	(1,183)	(2,307)
Share-based compensation expense	14,506	11,475	8,793
Excess tax benefit from share-based payment arrangements	(194)	(343)	(817)
(Gain) loss on the disposal of assets	(1,126)	131	(135)
Unrealized foreign exchange (gain) loss, net	240	1,583	(334)
Bad debt expense, net	449	584	688
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(16,360)	(79,118)	81,701
Inventories	36,264	46,826	94,095
Income taxes	4,129	2,440	(20,018)
Prepaid expenses and other current assets	(2,453)	(13,852)	(4,010)
Intangibles and other long-term assets	996	977	(82)
Accounts payable	9,409	(10,901)	(26,074)
Accrued payroll and related liabilities	8,114	2,720	(13,161)
Other accrued liabilities	(91)	(1,770)	6,500
Environmental liabilities	(1,581)	(146)	(2,201)
Other long-term liabilities	1,825	113	253
Distributed equity in earnings of joint ventures	1,310	1,755	2,405
Net cash provided by operating activities	141,252	39,289	244,790
Cash flows from investing activities:
Capital expenditures	(39,147)	(90,381)	(78,560)
Acquisitions, net of cash acquired	(2,160)	(25,366)	(6,567)
Joint venture payments, net	(3,765)	(2,194)	(92)
Proceeds from sale of assets	3,841	5,491	953
Net cash used in investing activities	(41,231)	(112,450)	(84,266)
Cash flows from financing activities:
Proceeds from line of credit	469,500	545,500	495,500
Repayment of line of credit	(478,000)	(537,000)	(495,500)
Borrowings from long-term debt	313,207	265,858	439,070
Repayment of long-term debt	(368,496)	(230,923)	(507,745)
Debt financing fees	—	—	(1,282)
Repurchase of Class A common stock	—	—	(33,194)
Taxes paid related to net share settlement of share-based payment arrangements	(1,578)	(2,673)	(2,307)
Excess tax benefit from share-based payment arrangements	194	343	817
Stock options exercised	240	316	608
Contributions from noncontrolling interest	—	1,970	4,008
Distributions to noncontrolling interest	(3,115)	(2,794)	(4,087)
Contingent consideration paid relating to business acquisitions	—	—	(4,485)
Dividends paid	(20,126)	(20,010)	(11,455)
Purchase of noncontrolling interest	—	(24,734)	—
Net cash used in financing activities	(88,174)	(4,147)	(120,052)
Effect of exchange rate changes on cash	344	926	(71)
Net increase (decrease) in cash and cash equivalents	12,191	(76,382)	40,401
Cash and cash equivalents as of beginning of year	13,481	89,863	49,462
Cash and cash equivalents as of end of year	$25,672	$13,481	$89,863

52 / Schnitzer Steel Industries, Inc. Form 10-K 2014

	Year Ended August 31,
	2014	2013	2012
SUPPLEMENTAL DISCLOSURES:
Cash paid (received) during the year for:
Interest	$8,838	$8,542	$10,968
Income taxes paid (refunds received), net	$69	$(483)	$24,517
Schedule of noncash investing and financing transactions:
Purchases of property, plant and equipment included in current liabilities	$7,249	$8,922	$15,826

See Notes to the Consolidated Financial Statements.

53 / Schnitzer Steel Industries, Inc. Form 10-K 2014

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations
Founded in 1906, Schnitzer Steel Industries, Inc. (the “Company”), an Oregon corporation, is one of North America’s largest recyclers of ferrous and nonferrous scrap metal, a leading recycler of used and salvaged vehicles and a manufacturer of finished steel products.
The Company operates in three reporting segments as follows: the Metals Recycling Business (“MRB”), the Auto Parts Business (“APB”) and the Steel Manufacturing Business (“SMB”). MRB buys, collects, processes, recycles, sells and brokers recycled metal through its operation of one of the largest metals recycling businesses in North America. APB is one of the country’s leading networks of self-service used auto parts stores. Additionally, APB is a supplier of ferrous and nonferrous material including autobodies to MRB, which processes the autobodies into sellable recycled metal. SMB purchases recycled metal from MRB and uses its mini-mill to process the recycled metal into finished steel products.
As of August 31, 2014, all of the Company’s facilities were located in the United States (“U.S.”) and its territories and Canada.
Note 2 – Summary of Significant Accounting Policies
Revision of Previously Issued Financial Statements
In the first quarter of fiscal 2014, an error was identified in the classification of the cash outflow of $24.7 million for the purchase of a noncontrolling interest in a subsidiary as a use of cash in investing activities that, under generally accepted accounting principles, should have been reflected as a use of cash in financing activities in the Company’s consolidated statement of cash flows included in the previously reported financial statements for the year ended August 31, 2013 included in the 2013 Annual Report on Form 10-K.
The Company assessed the materiality of this classification error under the guidance in ASC 250-10 relating to SEC’s Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and concluded that the previously issued financial statements for the year ended August 31, 2013 were not materially misstated. The Company also evaluated the impact of correcting the error through an adjustment to its financial statements and concluded, based on the guidance within ASC 250-10 relating to SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to revise its previously issued financial statements to reflect the impact of the correction of the classification error. The consolidated statement of cash flows for the year ended August 31, 2013 presented in the accompanying Consolidated Financial Statements has been corrected.
The revision had no impact on the Company’s consolidated balance sheets, consolidated results of operations, earnings (loss) per share and net cash provided by operating activities in the consolidated statement of cash flows.
The effect of the revision on the line items within the Company’s consolidated statement of cash flows for the year ended August 31, 2013 is as follows (in thousands):

	Year Ended August 31, 2013
	As Reported	Adjustments	As Revised
Investing Activities
Purchase of noncontrolling interest	$(24,734)	$24,734	$—
Net cash used in investing activities	(137,184)	24,734	(112,450)

Financing Activities
Purchase of noncontrolling interest	—	(24,734)	(24,734)
Net cash provided by (used in) financing activities	20,587	(24,734)	(4,147)

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

54 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accounting Changes
In February 2013, an accounting standards update was issued that amends the reporting of amounts reclassified out of accumulated other comprehensive income. This standard does not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, the guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component, either on the face of the financial statement where net income is presented or in the notes to the financial statements. The Company adopted the new requirement in the first quarter of fiscal 2014 with no impact to the Consolidated Financial Statements, except for the change in presentation. The Company has elected to present amounts reclassified out of accumulated other comprehensive income in the notes to the financial statements. See Note 14 - Accumulated Other Comprehensive Loss for further detail.
During the first quarter of fiscal 2014, the Company elected to change its annual goodwill impairment testing date from February 28 to July 1 of each year. See Note 7 - Goodwill and Other Intangible Assets, net for further detail.
Cash and Cash Equivalents
Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding checks in excess of funds on deposit of $35 million and $31 million as of August 31, 2014 and 2013, respectively.
Accounts Receivable, net
Accounts receivable represent amounts due from customers on product and other sales. These accounts receivable, which are reduced by an allowance for doubtful accounts, are recorded at the invoiced amount and do not bear interest. The Company evaluates the collectability of its accounts receivable based on a combination of factors, including whether sales were made pursuant to letters of credit. In cases where management is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, management records a specific allowance against amounts due and reduces the net recognized receivable to the amount the Company believes will be collected. For all other customers, the Company maintains an allowance that considers the total receivables outstanding, historical collection rates and economic trends. Accounts are written off when all efforts to collect have been exhausted. The allowance for doubtful accounts was $3 million as of August 31, 2014 and 2013.
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
The Company performs periodic physical inventories to verify the quantity of inventory on hand. Due to variations in product density, holding period and production processes utilized to manufacture the product, physical inventories will not necessarily detect all variances for metal inventory such that estimates of quantities are required. To mitigate this risk, the Company adjusts its ferrous physical inventories when the volume of a commodity is low and a physical inventory count can more accurately estimate the remaining volume.
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

55 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of August 31, 2014, the useful lives used for depreciation and amortization were as follows:

Useful Life (In Years)
Machinery and equipment	3 to 40
Land improvements	3 to 35
Buildings and leasehold improvements	5 to 40
Office equipment	2 to 20
Enterprise Resource Planning (“ERP”) systems	11 to 17
Long-lived assets held and used by the Company are subject to an impairment assessment when certain triggering events or circumstances indicate that their carrying value may be impaired. If the carrying value exceeds the Company’s estimate of future undiscounted cash flows of the operations related to the assets, an impairment is recorded for the difference between the carrying value and the fair value of the assets. During the year ended August 31, 2014, the Company recorded an impairment charge on long-lived assets held and used of $1 million, a portion of which is reported within other asset impairment charges and the remainder reported within restructuring charges and exit-related costs in the Consolidated Statements of Operations. There were no material impairments to the carrying value of long-lived assets held and used during the years ended August 31, 2013 and 2012.
Investments in Joint Venture Partnerships
As of August 31, 2014 and 2013, the Company had five 50%-owned joint venture interests which were accounted for under the equity method of accounting and presented as part of MRB operations. The Company’s investments in equity method joint ventures have resulted in cumulative undistributed earnings of $10 million and $11 million as of August 31, 2014 and 2013, respectively. A loss in value of an investment in a joint venture partnership that is other than a temporary decline is recognized. Management considers all available evidence to evaluate the realizable value of its investments including the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the joint venture business, and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Once management determines that an other-than-temporary impairment exists, the investment is written down to its fair value, which establishes a new cost basis. The Company determines fair value using Level 3 inputs under the fair value hierarchy using an income approach based on a discounted cash flow analysis.
During the fiscal year ended August 31, 2013, the Company recorded an impairment charge related to an investment in a joint venture partnership of $2 million, which is reported within other asset impairment charges in the Consolidated Statements of Operations. See Note 20 - Related Party Transactions for further detail on transactions with joint ventures.
Goodwill and Other Intangible Assets, net
Goodwill represents the excess of the purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. The Company evaluates goodwill for impairment annually and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Impairment of goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). The Company has determined that its reporting units for which goodwill has been allocated are equivalent to the Company’s operating segments, as all of the components of each operating segment meet the criteria for aggregation.
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

The Company estimates the fair value of its reporting units using an income approach based on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital (“WACC”) determined

56 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

separately for each reporting unit. The determination of fair value involves the use of significant estimates and assumptions, including revenue growth rates driven by future commodity prices and volume expectations, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, discount rates, benefits associated with a taxable transaction and synergistic benefits available to market participants. In addition, to corroborate the reporting units’ valuation, the Company uses a market approach based on earnings multiple data and a reconciliation of the Company’s estimate of the aggregate fair value of the reporting units to the Company’s market capitalization, including consideration of a control premium.
For the years ended August 31, 2014 and 2013, in accordance with an accounting standard update adopted in fiscal 2013, the Company tested indefinite-lived intangible assets by first assessing qualitative factors to determine whether it was necessary to perform the quantitative impairment test. Under the adopted standard, if the Company believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. For the year ended August 31, 2012, using the standard in place prior to fiscal 2013, the Company tested indefinite-lived intangible assets for impairment by either comparing the carrying value of the intangible to the projected discounted cash flows from the intangible or using the relief from royalties method. If the carrying value exceeded the projected discounted cash flows attributed to the indefinite-lived intangible asset, the carrying value was no longer considered recoverable and the Company recorded an impairment. The Company did not record any material impairment charges on indefinite-lived intangible assets in any of the periods presented.
The Company tests intangible assets subject to amortization for impairment when certain triggering events or circumstances indicate that their carrying value may be impaired. If the carrying value exceeds the Company’s estimate of future undiscounted cash flows of the operations related to the assets, an impairment is recorded for the difference between the carrying value and the fair value of the asset. The Company did not record any impairment charges on intangible assets subject to amortization in any of the periods presented.
See Note 7 – Goodwill and Other Intangible Assets, net for further detail.
Acquisitions
The Company recognizes the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Contingent purchase consideration is recorded at fair value at the date of acquisition. Any excess purchase price over the fair value of the net assets acquired is recorded as goodwill. Within one year from the date of acquisition, the Company may update the value allocated to the assets acquired and liabilities assumed and the resulting goodwill balances as a result of information received regarding the valuation of such assets and liabilities that was not available at the time of purchase. Measuring assets and liabilities at fair value requires the Company to determine the price that would be paid by a third party market participant based on the highest and best use of the assets or interests acquired. Acquisition costs are expensed as incurred. See Note 6 – Business Combinations for further detail.
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
Notes receivable consist primarily of loans to entities in the business of extracting scrap metal through demolition and other activities. Repayment of these loans is in either cash or scrap metal. Other contractual receivables consist primarily of amounts due from scrap and demolition entities under financial guarantee arrangements. The Company performs periodic reviews of its notes and other contractual receivables to identify credit risks and to assess the overall collectability of the receivables, which typically involves consideration of the value of collateral in the form of scrap metal extracted from demolition and construction projects. A note or other contractual receivable is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the agreement. Once a note or other contractual receivable has been identified as impaired, it is measured based on the present value of payments expected to be received, discounted at the receivable’s contractual interest rate, or for arrangements that are solely dependent on collateral for repayment, the estimated fair value of the collateral less estimated costs to sell. If the carrying value of the receivable exceeds its recoverable amount, an impairment is recorded for the difference. During the fiscal year ended August 31, 2013, the Company

57 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

recorded an impairment charge related to other contractual receivables of $8 million, which represents the full amount of the allowance for credit losses on notes and other contractual receivables as of August 31, 2014 and 2013, and which is reported within other asset impairment charges in the fiscal 2013 Consolidated Statement of Operations.
A long-lived asset is classified as held for sale upon meeting criteria specified in the accounting standards. An asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell. An impairment loss is recognized for any initial or subsequent write-down of the asset to its fair value less cost to sell. The Company determines fair value using Level 3 inputs under the fair value hierarchy consisting of information provided by brokers and other external sources along with management’s own assumptions. During the fiscal years ended August 31, 2014 and 2013, the Company recorded an impairment charge related to assets held for sale of $1 million and $3 million, respectively, which is reported within other asset impairment charges in the Consolidated Statements of Operations.
Other Asset Impairment Charges
The following impairment charges were recorded within other asset impairment charges in the Consolidated Statements of Operations for the years ended August 31 (in thousands):

	2014	2013
Investment in joint venture partnership	$—	$2,411
Contractual receivable	—	7,803
Assets held for sale	928	2,526
Other	532	313
Total	$1,460	$13,053
Restructuring Charges
Restructuring charges consist of severance, contract termination and other restructuring-related costs. A liability for severance costs is typically recognized when the plan of termination has been communicated to the affected employees and is measured at its fair value at the communication date. Contract termination costs consist primarily of costs that will continue to be incurred under operating leases for their remaining terms without economic benefit to the Company. A liability for contract termination costs is recognized at the date the Company ceases using the rights conveyed by the lease contract and is measured at its fair value, which is determined based on the remaining contractual lease rentals reduced by estimated sublease rentals. A liability for other restructuring-related costs is measured at its fair value in the period in which the liability is incurred. See Note 12 - Restructuring Charges and Other Exit-Related Costs for further detail.
Accrued Workers’ Compensation Costs
The Company is self-insured for workers’ compensation claims with exposure limited by various stop-loss insurance policies. The Company estimates the costs of workers’ compensation claims based on the nature of the injury incurred and on guidelines established by the applicable state. An accrual is recorded based upon the amount of unpaid claims as of the balance sheet date. Accrued amounts recorded for individual claims are reviewed periodically as treatment progresses and adjusted to reflect additional information that becomes available. The estimated cost of claims incurred but not reported is included in the accrual. The Company accrued $9 million and $10 million for the estimated cost of unpaid workers’ compensation claims as of August 31, 2014 and 2013, respectively, which are included in other accrued liabilities in the Consolidated Balance Sheets.
Environmental Liabilities
The Company estimates future costs for known environmental remediation requirements and accrues for them on an undiscounted basis when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated but the timing of incurring the estimated costs is unknown. The Company considers various factors when estimating its environmental liabilities. Adjustments to the liabilities are recorded to selling, general and administrative expense and made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or when expenditures are made for which liabilities were established. Legal costs incurred in connection with environmental contingencies are expensed as incurred.
When only a wide range of estimated amounts can be reasonably established and no other amount within the range is a better estimate than another, the low end of the range is recorded in the financial statements. In a number of cases, it is possible that the Company may receive reimbursement through insurance or from other potentially responsible parties for a site. In these situations, recoveries of environmental remediation costs from other parties are recognized when the claim for recovery is either realized or realizable. The amounts recorded for environmental liabilities are reviewed periodically as site assessment and remediation progresses at individual sites and adjusted to reflect additional information that becomes available. Due to evolving remediation

58 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

technology, changing regulations, possible third party contributions, the subjective nature of the assumptions used and other factors, amounts accrued could vary significantly from amounts paid. See “Contingencies – Environmental” in Note 11 – Commitments and Contingencies for further detail.
Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, debt and derivative contracts. The Company uses the market approach to value its financial assets and liabilities, determined using available market information. The net carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short term nature of these instruments. For long-term debt, which is primarily at variable interest rates, fair value is estimated using observable inputs (Level 2) and approximates its carrying value. Derivative contracts are reported at fair value. See Note 10 - Fair Value Measurements and Note 15 - Derivative Financial Instruments for further detail.
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
Derivatives
The Company records derivative instruments in prepaid expenses and other current assets or other accrued liabilities in the Consolidated Balance Sheets at fair value, and changes in the fair value are either recognized in other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss) or net income (loss) in the Consolidated Statements of Operations, as applicable, depending on the nature of the underlying exposure, whether the derivative has been designated as a hedge and, if designated as a hedge, the extent to which the hedge is effective. Amounts included in accumulated other comprehensive loss are reclassified to earnings in the period in which earnings are impacted by the hedged items, in the period that the hedged transaction is deemed no longer likely to occur, or in the period that the derivative is terminated. For cash flow hedges, a formal assessment is made, both at the hedge’s inception and on an ongoing basis, to determine whether the derivatives that are designated as hedging instruments have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. To the extent the hedge is determined to be ineffective, the ineffective portion is immediately recognized in earnings. When available, quoted market prices or prices obtained through external sources are used to measure a derivative instrument’s fair value. The fair value of these instruments is a function of underlying forward commodity prices, related volatility, counterparty creditworthiness and duration of the contracts. Cash flows from derivatives are recognized in the Consolidated Statements of Cash Flows in a manner consistent with the underlying transactions. See Note 10 - Fair Value Measurements and Note 15 - Derivative Financial Instruments for further detail.
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
Foreign Currency Translation and Transactions
Assets and liabilities of the Company’s operations in Canada are translated into U.S. dollars at the period-end exchange rate, revenues and expenses of these operations are translated into U.S. dollars at the average exchange rate for the period, and cash flows of these operations are translated into U.S. dollars using the exchange rates in effect at the time of the cash flows. Translation adjustments are not included in determining net income (loss) for the period, but are recorded in accumulated other comprehensive loss, a separate component of shareholders’ equity. Foreign currency transaction gains and losses are generated from the effects of exchange rate changes on transactions denominated in a currency other than the functional currency of the Company, which is the U.S. dollar. Gains and losses on foreign currency transactions are generally included in determining net income (loss) for the period. The Company records these gains and losses in other income, net in the Consolidated Statements of Operations. Net realized and unrealized foreign currency transaction gains (losses) were not material in any of the periods presented.

59 / Schnitzer Steel Industries, Inc. Form 10-K 2014

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
Share Repurchases
The Company accounts for the repurchase of stock at par value. All shares repurchased are deemed retired. Upon retirement of the shares, the Company records the difference between the weighted average cost of such shares and the par value of the stock as an adjustment to additional paid-in capital, with the excess recorded to retained earnings when additional paid-in capital is not sufficient.
Revenue Recognition
The Company recognizes revenue when it has a contract or purchase order from a customer with a fixed price, the title and risk of loss transfer to the buyer and collectibility is reasonably assured. Title for both recycled metal and finished steel products transfers based on contract terms. A significant portion of the Company’s ferrous export sales of recycled metal are made with letters of credit, reducing credit risk. However, domestic recycled ferrous metal sales, nonferrous sales and sales of finished steel are generally made on open account. Nonferrous export sales typically require a deposit prior to shipment. All sales made on open account are evaluated for collectibility prior to revenue recognition. Additionally, the Company recognizes revenues on partially loaded shipments when detailed documents support revenue recognition based on transfer of title and risk of loss. The Company reports revenue net of the payments made to the supplier of scrap metal when the supplier, and not the Company, is responsible for fulfillment, including the acceptability of the products purchased by the customer. For APB, retail revenues are recognized when customers pay for parts, and wholesale product revenues are recognized when customer weight certificates are received following shipments. Historically, there have been very few sales returns and adjustments that impact the ultimate collection of revenues; therefore, no material provisions have been made when sales are recognized. The Company presents taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenues and are shown as a liability on the Consolidated Balance Sheets until remitted.

60 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Freight Costs
The Company classifies shipping and handling costs billed to customers as revenue and the related costs incurred as a component of cost of goods sold.
Share-Based Compensation
The Company recognizes compensation cost relating to share-based payment transactions with employees and non-employee directors over the vesting period, with the cost measured based on the grant-date fair value of the equity instruments issued, net of an estimated forfeiture rate. See Note 17 – Share-Based Compensation for further detail.
The Company recognizes service cost relating to share-based payment transactions with non-employees that are classified as equity instruments based on the fair value of the equity instruments issued in the period in which performance of services is complete, all performance conditions have been met and an obligation to compensate the non-employee exists, which may or may not align with the timing of legal vesting of the equity instruments.
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
Net Income (Loss) per Share
Basic net income (loss) per share attributable to SSI is computed by dividing net income (loss) by the weighted average number of outstanding common shares during the periods presented including vested deferred stock units (“DSUs”) and restricted stock units (“RSUs”). Diluted net income (loss) per share attributable to SSI is computed by dividing net income by the weighted average number of common shares outstanding, assuming dilution. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of performance shares, DSU and RSU awards using the treasury stock method. Certain of the Company’s stock options, RSUs and performance share awards were excluded from the calculation of diluted net income per share because they were antidilutive; however, these options and awards could be dilutive in the future. Net income attributable to noncontrolling interests is deducted from income (loss) from continuing operations to arrive at net income (loss) from continuing operations attributable to SSI for purposes of calculating net income (loss) per share attributable to SSI. Income per share from discontinued operations attributable to SSI is presented separately in the Consolidated Statements of Operations. See Note 19 – Net Income (Loss) Per Share for further detail.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable and notes and other contractual receivables and derivative financial instruments. The majority of cash and cash equivalents are maintained with two major financial institutions (Bank of America and Wells Fargo Bank, N.A.). Balances with these institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250,000 as of August 31, 2014. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, letters

61 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

of credit or other collateral, cash deposits and monitoring procedures. The Company is exposed to a residual credit risk with respect to open letters of credit by virtue of the possibility of the failure of a bank providing a letter of credit. The Company had $74 million and $94 million of open letters of credit as of August 31, 2014 and 2013, respectively. The counterparties to the Company's derivative financial instruments are major financial institutions.
Discontinued Operations
In the fourth quarter of fiscal 2014, the Company released an environmental liability associated with a component disposed of through sale in a prior period. The release was the result of a periodic review of the Company's estimate of future environmental remediation costs associated with the disposed sites, for which it bears responsibility based on contractual agreements. The release resulted in a gain of $1 million, net of tax of less than $1 million, which was classified within discontinued operations in the Consolidated Statements of Operations. Environmental liabilities related to discontinued operations were immaterial as of August 31, 2014 and 2013.

Note 3 – Recent Accounting Pronouncements
In July 2013, an accounting standard update was issued that clarifies the financial statement presentation of certain unrecognized tax benefits. The amendments require that an unrecognized tax benefit be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that such carryforwards and losses are not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, in which case the unrecognized tax benefit should be presented in the financial statements as a liability. The standard is effective for the Company beginning in the first quarter of fiscal 2015. Upon adoption, the standard will impact the presentation of certain unrecognized tax benefits in the Company's consolidated balance sheet with no impact on its consolidated results of operations and cash flows.
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

In June 2014, an accounting standard update was issued that resolves the diverse accounting treatment for share-based payment awards that require a specific performance target to be achieved in order for the awards to vest. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Accordingly, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) during which the requisite service has already been rendered. The standard is effective for the Company beginning in the first quarter of fiscal 2017. The Company expects no impact from adopting this standard, as the Company already accounts for this type of share-based payment award in a manner consistent with the amendments.

Note 4 – Inventories, net
Inventories, net consisted of the following as of August 31 (in thousands):

	2014	2013
Processed and unprocessed scrap metal	$106,877	$132,485
Semi-finished goods (billets)	12,920	10,745
Finished goods	59,039	56,830
Supplies	37,336	35,989
Inventories, net	$216,172	$236,049

Note 5 – Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following as of August 31 (in thousands):

	2014	2013
Machinery and equipment	$714,636	$696,776
Land and improvements	261,447	251,793
Buildings and leasehold improvements	123,869	114,313
Office equipment	50,148	47,995
ERP systems	15,056	15,246
Construction in progress	18,149	36,292
Property, plant and equipment, gross	1,183,305	1,162,415
Less: accumulated depreciation	(659,872)	(597,989)
Property, plant and equipment, net	$523,433	$564,426

Depreciation expense for property, plant and equipment, which includes amortization expense for assets under capital leases, was $75 million, $78 million and $77 million for the years ended August 31, 2014, 2013 and 2012, respectively.
Note 6 – Business Combinations
During fiscal 2014, the Company made the following acquisition:

•
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

The aggregate consideration paid for the fiscal 2013 acquisitions was $26 million, which was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the date of acquisition. The excess of the aggregate consideration paid over the fair value of the identifiable net assets acquired of $20 million was recorded

62 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

as goodwill, of which $18 million is expected to be deductible for tax purposes. From the dates of acquisition through August 31, 2013, the acquired operations generated aggregate revenues from sales to third parties of $11 million and operating losses of $4 million, excluding the benefits realized from integrating the acquired businesses with existing operations located in geographic proximity.

During fiscal 2012, the Company made the following acquisition:

•	In June 2012, the Company acquired substantially all of the assets of Rocky Mountain Salvage, Ltd., a metals recycler in Hinton, Alberta, which expanded MRB’s presence in Western Canada.

The acquisitions completed in fiscal 2014, 2013, and 2012, respectively, were not material to the Company’s financial position or results of operations. Pro forma operating results for the fiscal 2014, 2013, and 2012 acquisitions are not presented, since the aggregate results would not be significantly different than reported results.

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

Note 7 – Goodwill and Other Intangible Assets, net
In the second quarter of fiscal 2013, the Company performed its annual goodwill impairment testing, proceeding directly to the first step of the quantitative impairment test by comparing the fair value of each reporting unit with its carrying value, including goodwill. As a result of this test, the Company determined that the fair value of each reporting unit for which goodwill was allocated was in excess of its respective carrying value and, therefore, no goodwill impairment was identified.

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
In the fourth quarter of fiscal 2014, the Company performed its annual goodwill impairment testing, proceeding directly to the first step of the quantitative impairment test by comparing the fair value of each reporting unit with its carrying value, including goodwill.

For the MRB reporting unit with goodwill of $147 million as of July 1, 2014, the calculated fair value exceeded the carrying value by approximately 13%. The projections used in the income approach for MRB took into consideration the challenging market conditions for recycled metals, including the continued constrained supply of scrap metal and level of competition in our domestic markets, the generally weak macroeconomic indicators in the markets in which our customers are based, and the cyclical nature of our industry. The projections assumed a recovery of operating margins over a multi-year period, eventually returning to levels of profitability in the range of average historical levels. The market-based WACC used in the income approach for MRB was 12.87%, which included an additional Company risk premium of 1% to reflect the uncertainty in connection with the extent and pace of improvements in market conditions and future Company performance. The terminal growth rate used in the discounted cash flow model was 2% based on long-term domestic economic growth expectations. Assuming all other components of the fair value estimate were held constant, an increase in the WACC in excess of 1%, or weaker than anticipated improvements in either operating margins or volumes, could result in a failure of the Step 1 quantitative impairment test for the MRB reporting unit.

63 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the APB reporting unit with goodwill of $180 million as of July 1, 2014, the calculated fair value exceeded the carrying value by approximately 17%. The projections used in the income approach for APB took into consideration the impact of weak market conditions for ferrous and nonferrous commodities, the cost of obtaining adequate supply flows of end-of-life vehicles and the trends of self-serve parts sales in certain regional markets. The projections assumed a recovery of operating margins from current levels over a multi-year period, but to less than the peak levels of operating margin experienced in fiscal years 2010 and 2011. The market-based WACC used in the income approach for APB was 11.19%. The terminal growth rate used in the discounted cash flow model was 1%. Assuming all other components of the fair value estimate were held constant, an increase in the WACC in excess of 1.25% or weaker than anticipated improvements in operating margins could result in a failure of the Step 1 quantitative impairment test for the APB reporting unit.

The Company also used a market approach based on earnings multiple data and the Company’s market capitalization to corroborate the reporting units’ valuations. The Company reconciled its market capitalization to the aggregated estimated fair value of its reporting units, including consideration of a control premium representing the estimated amount a market participant would pay to obtain a controlling interest. The implied control premium resulting from the difference between the Company's market capitalization (based on the average trading price of our Class A common stock for the two-week period ended July 1, 2014) and the higher aggregated estimated fair value of its reporting units was within the historical range of average and mean premiums observed on historical transactions within the steel-making, scrap processing and metals industries. The Company identified specific reconciling items, including market participant synergies, which supported the implied control premium as of July 1, 2014.

The determination of fair value of the reporting units used to perform the first step of the impairment test requires judgment and involves significant estimates and assumptions about the expected future cash flows and the impact of market conditions on those assumptions. Due to the inherent uncertainty associated with forming these estimates, actual results could differ from those estimates. Future events and changing market conditions may impact the Company’s assumptions as to future revenue growth rates, pace and extent of operating margin and volume recovery, market-based WACC and other factors that may result in changes in the estimates of the Company’s reporting units’ fair value. Although management believes the assumptions used in testing the Company’s reporting units’ goodwill for impairment are reasonable, it is possible that market and economic conditions could deteriorate further or not improve as expected. Additional declines or a lack of recovery of market conditions in the metals recycling industry from current levels, a trend of weaker than anticipated Company financial performance including the pace and extent of operating margin and volume recovery, a lack of recovery in the Company’s share price from current levels for a sustained period of time, or an increase in the market-based WACC, among other factors, could significantly impact the impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on the Company’s financial condition and results of operations.

The gross changes in the carrying amount of goodwill by reporting segment for the years ended August 31, 2014 and 2013 were as follows (in thousands):

	MRB	APB	Total
Balance as of August 31, 2012	$471,954	$163,537	$635,491
Acquisitions	1,744	17,634	19,378
Purchase accounting adjustments	135	614	749
Foreign currency translation adjustment	(5,620)	(1,734)	(7,354)
Goodwill impairment charges	(321,000)	—	(321,000)
Balance as of August 31, 2013	147,213	180,051	327,264
Acquisitions	—	586	586
Purchase accounting adjustments	—	(51)	(51)
Foreign currency translation adjustment	(1,105)	(791)	(1,896)
Balance as of August 31, 2014	$146,108	$179,795	$325,903
Accumulated goodwill impairment charges were $321 million as of August 31, 2014 and 2013.

64 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s intangible assets as of August 31 (in thousands):

	2014		2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Covenants not to compete	$18,747	$(11,768)	$20,183	$(10,796)
Supply contracts	2,264	(2,109)	2,264	(1,725)
Other intangible assets subject to amortization(1)	3,263	(1,735)	3,783	(1,618)
Indefinite-lived intangibles(2)	1,173	—	1,173	—
Total	$25,447	$(15,612)	$27,403	$(14,139)
_____________________________

(1)	Other intangible assets subject to amortization include trade names, marketing agreements, employment agreements, leasehold interests, permits and licenses and real property options.

(2)	Indefinite-lived intangibles include trade names, permits and licenses and real property options.

Total intangible asset amortization expense was $4 million for the year ended August 31, 2014 and $5 million for the years ended August 31, 2013 and 2012.
The estimated amortization expense, based on current intangible asset balances, during the next five fiscal years and thereafter is as follows (in thousands):

Years Ending August 31,	Estimated Amortization Expense
2015	$2,666
2016	1,580
2017	778
2018	458
2019	307
Thereafter	2,872
Total	$8,661
Note 8 – Short-Term Borrowings
The Company has an unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. that expires on March 1, 2015. The Company had no borrowings outstanding under this credit line as of August 31, 2014, and $9 million in borrowings outstanding as of August 31, 2013. Interest rates are set by the bank at the time of borrowing. The interest rate on amounts outstanding under this credit line was 2.1% as of August 31, 2013. The credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio.
Note 9 – Long-Term Debt
Long-term debt consisted of the following as of August 31 (in thousands):

65 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	2014	2013
Bank unsecured revolving credit facility, interest at LIBOR plus a spread	$305,000	$359,971
Tax-exempt economic development revenue bonds due January 2021, interest payable monthly at a variable rate (0.1% as of August 31, 2014), secured by a letter of credit	7,700	7,700
Capital lease obligations due through April 2031	5,655	5,666
Other debt obligations	1,010	—
Total long-term debt	319,365	373,337
Less current maturities	(523)	(674)
Long-term debt, net of current maturities	$318,842	$372,663
The Company’s unsecured committed bank credit facility, which provides for revolving loans of $670 million and C$30 million, matures in April 2017 pursuant to a credit agreement with Bank of America, N.A. as administrative agent, and other lenders party thereto. Interest rates on outstanding indebtedness under the agreement are based, at the Company’s option, on either the London Interbank Offered Rate (or the Canadian equivalent) plus a spread of between 1.25% and 2.25%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate, the federal funds rate plus 0.5% or the British Bankers Association LIBOR Rate plus 1.75%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.15% and 0.35% based on a pricing grid tied to the Company’s leverage ratio. The Company had borrowings outstanding under the credit facility of $305 million and $360 million as of August 31, 2014 and 2013, respectively. The weighted average interest rate on amounts outstanding under this facility was 1.91% and 1.98% as of August 31, 2014 and 2013, respectively. The credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio.
Principal payments on long-term debt and capital lease obligations during the next five fiscal years and thereafter are as follows (in thousands):

Years Ending August 31,	Long-Term Debt	Capital Lease Obligations	Total
2015	$40	$1,310	$1,350
2016	84	1,180	1,264
2017	305,089	1,181	306,270
2018	95	1,181	1,276
2019	100	1,202	1,302
Thereafter	8,302	6,330	14,632
Total	313,710	12,384	326,094
Amounts representing interest and executory costs	—	(6,729)	(6,729)
Total less interest	$313,710	$5,655	$319,365

The Company maintains stand-by letters of credit to provide for certain obligations including workers’ compensation and performance bonds. As of August 31, 2014 and 2013, the Company had $16 million and $18 million outstanding under these arrangements.
Note 10 - Fair Value Measurements
The following table presents information about the Company’s assets and liabilities measured at fair value as of August 31, 2014 and 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company and the type of measurement.

66 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Assets (Liabilities) at Fair Value		Fair Value Measurement Level	Type of Measurement	Balance Sheet Classification
	August 31, 2014	August 31, 2013
Assets:
Assets held for sale	$—	$2,902	Level 3	Non-recurring	Prepaid expenses and other current assets
Investment in joint venture partnership	—	3,261	Level 3	Non-recurring	Investments in joint venture partnerships
Foreign currency exchange forward contracts	202	—	Level 2	Recurring	Prepaid expenses and other current assets
Total assets	$202	$6,163
Liabilities:
Contract termination costs	$—	$(1,672)	Level 3	Non-recurring	Other accrued liabilities and Other long-term liabilities
Foreign currency exchange forward contracts	(46)	—	Level 2	Recurring	Other accrued liabilities
Total liabilities	$(46)	$(1,672)

Note 11 – Commitments and Contingencies
Commitments
The Company leases a portion of its capital equipment and certain of its facilities under leases that expire at various dates through fiscal 2047. Rent expense was $27 million for fiscal 2014, and $28 million for fiscal 2013 and 2012, respectively.
The table below sets forth the Company’s future minimum obligations under non-cancelable operating leases as of August 31, 2014 (in thousands):

Years ending August 31,	Operating Leases
2015	$22,065
2016	17,586
2017	15,235
2018	12,051
2019	9,220
Thereafter	35,371
Total	$111,528

Contingencies – Environmental
Changes in the Company’s environmental liabilities for the years ended August 31, 2014 and 2013 were as follows (in thousands):

Reporting Segment	Balance 8/31/2012	Liabilities Established (Released), Net(1)	Payments and Other	Ending Balance 8/31/2013	Liabilities Established (Released), Net(1)	Payments and Other	Ending Balance 8/31/2014	Short-Term	Long-Term
MRB	$30,859	$(69)	$(270)	$30,520	$199	$(580)	$30,139	$421	$29,718
APB	16,200	2,574	—	18,774	(847)	(105)	17,822	554	17,268
Corporate	—	500	—	500	—	(112)	388	87	301
Total	$47,059	$3,005	$(270)	$49,794	$(648)	$(797)	$48,349	$1,062	$47,287
_____________________________

(1)
During fiscal 2013, the Company recorded $3 million in purchase accounting for environmental liabilities related to properties acquired or leased in connection with business combinations. Amounts recorded in purchase accounting in fiscal 2014 were immaterial.

67 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Metals Recycling Business
As of August 31, 2014, MRB had environmental liabilities of $30 million for the potential remediation of locations where it has conducted business or has environmental liabilities from historical or recent activities.
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
On March 30, 2012, the LWG submitted to the EPA and made available on its website a draft feasibility study (“draft FS”) for the Site based on approximately ten years of work and $100 million in costs classified by the LWG as investigation related. The draft FS identifies ten possible remedial alternatives which range in estimated cost from approximately $170 million to $250 million (net present value) for the least costly alternative to approximately $1.08 billion to $1.76 billion (net present value) for the most costly and estimates a range of two to 28 years to implement the remedial work, depending on the selected alternative. The draft FS does not determine who is responsible for remediation costs, define the precise cleanup boundaries or select remedies. The draft FS is being revised by the EPA and the revisions may be significant and could materially impact the scope or cost of remediation. While the draft FS is an important step in the EPA’s development of a proposed plan for addressing the Site, a final decision on the nature and extent of the required remediation will occur only after the EPA has prepared a proposed plan for public review and issued a record of decision (“ROD”). Currently available information indicates that the EPA does not expect to issue its final ROD selecting a remedy for the Site until at least 2017 or commence remediation activities until 2024. Responsibility for implementing and funding EPA’s selected remedy will be determined in a separate allocation process, which is currently underway.
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

68 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other MRB Sites
As of August 31, 2014, the Company had environmental liabilities related to various MRB sites other than Portland Harbor of $29 million. The liabilities relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues and were not individually material at any site.
Auto Parts Business
As of August 31, 2014, the Company had environmental liabilities related to various APB sites of $18 million. The liabilities relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues and were not individually material at any site.
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
SMB had no environmental liabilities as of August 31, 2014.
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
Note 12 - Restructuring Charges and Other Exit-Related Costs
In the fourth quarter of fiscal 2012, the Company undertook a number of restructuring initiatives designed to extract greater synergies from the significant acquisitions and technology investments made in recent years, achieve further integration between MRB and APB, and realign the Company’s organization to support its future growth and decrease operating expenses by streamlining functions and reducing organizational layers (the “Q4'12 Plan”).

In the first quarter of fiscal 2014, the Company announced and began implementing additional restructuring initiatives to further reduce its annual operating expenses through headcount reductions, productivity improvements, procurement savings and other operational efficiencies (the “Q1'14 Plan”). The Company expects to incur restructuring charges of $6 million in connection with these initiatives, with substantially all of the charges incurred by the end of fiscal 2014.

The Company incurred restructuring charges associated with the Q4'12 Plan and Q1'14 Plan of $6 million, $8 million and $5 million in fiscal 2014, 2013 and 2012, respectively. The remaining charges are expected to be incurred by the end of fiscal 2017. The vast majority of the restructuring charges require the Company to make cash payments.

In addition to the restructuring charges recorded in connection with these initiatives, the Company incurred other exit-related costs of $1 million, consisting of asset impairments related to site closures.

69 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Restructuring charges and other exit-related costs were comprised of the following (in thousands):

	Year Ended August 31,
	2014			2013			2012
	Q4’12 Plan	Q1’14 Plan	Total Charges	Q4’12 Plan	Q1’14 Plan	Total Charges	Q4’12 Plan	Q1’14 Plan	Total Charges
Restructuring charges:
Severance costs	$(44)	$4,651	$4,607	$2,443	$—	$2,443	$2,741	$—	$2,741
Contract termination costs	675	709	1,384	3,229	—	3,229	440	—	440
Other restructuring costs	—	410	410	2,234	—	2,234	1,831	—	1,831
Total restructuring charges	631	5,770	6,401	7,906	—	7,906	5,012	—	5,012
Other exit-related costs:
Asset impairments	—	566	566	—	—	—	—	—	—
Total exit-related costs	—	566	566	—	—	—	—	—	—
Total restructuring charges and exit-related costs	$631	$6,336	$6,967	$7,906	$—	$7,906	$5,012	$—	$5,012

	Total Charges
	Q4’12 Plan	Q1’14 Plan	Total
Total restructuring charges to date	$13,549	$5,770	$19,319
Total expected restructuring charges	$13,600	$6,150	$19,750

The following illustrates the reconciliation of the restructuring liability by major type of costs for the years ended August 31, 2014 and 2013 (in thousands):

	Q4’12 Plan
	Balance 8/31/2012	Charges	Payments and Other	Balance 8/31/2013	Charges	Payments and Other	Balance 8/31/2014
Severance costs	$2,477	$2,443	$(4,642)	$278	$(44)	$(234)	$—
Contract termination costs	414	3,229	(616)	3,027	675	(2,713)	989
Other restructuring costs	64	2,234	(2,298)	—	—	—	—
Total	$2,955	$7,906	$(7,556)	$3,305	$631	$(2,947)	$989

	Q1’14 Plan
	Balance 8/31/2013	Charges	Payments and Other	Balance 8/31/2014
Severance costs	$—	$4,651	$(3,982)	$669
Contract termination costs	—	709	(209)	500
Other restructuring costs	—	410	(410)	—
Total	$—	$5,770	$(4,601)	$1,169

	Total Charges to Date	Total Expected Charges
Severance costs	$9,791	$9,800
Contract termination costs	5,053	5,400
Other restructuring costs	4,475	4,550
Total	$19,319	$19,750

70 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Restructuring charges and other exit-related costs by reporting segment were as follows (in thousands):

	Fiscal 2012 Charges	Fiscal 2013 Charges	Fiscal 2014 Charges	Total Charges to Date	Total Expected Charges
Restructuring charges:
Metals Recycling Business	$1,660	$2,748	$4,271	$8,679	$9,050
Auto Parts Business	233	239	1,057	1,529	1,550
Unallocated (Corporate)	3,119	4,919	1,073	9,111	9,150
Total restructuring charges	5,012	7,906	6,401	19,319	19,750
Other exit-related costs:
Metals Recycling Business	—	—	566	566
Total exit-related costs	—	—	566	566
Total restructuring charges and other exit-related costs	$5,012	$7,906	$6,967	$19,885
The Company does not allocate restructuring charges and other exit-related costs to the segments' operating results because management does not include this information in its measurement of the performance of the operating segments.
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

On March 8, 2013, the Company entered into an agreement with the noncontrolling interest holder for the purchase of all of the outstanding noncontrolling interest in the Company’s subsidiary for $25 million. In the second quarter of fiscal 2013, the Company adjusted the redeemable noncontrolling interest to its fair value corresponding to the purchase price of $25 million. Prior to its purchase, the noncontrolling interest was presented at its adjusted carry value, which approximated its fair value. The Company determined fair value using Level 3 inputs under the fair value hierarchy using an income approach based on a discounted cash flow analysis.

Following is a reconciliation of the changes in the redeemable noncontrolling interest for the year ended August 31, 2013 (in thousands):

2013
Balance - August 31, 2012	$22,248
Net loss attributable to noncontrolling interest	(903)
Currency translation adjustment	(1,030)
Capital contributions from noncontrolling interest holder	1,970
Adjustment to fair value	2,449
Purchase	(24,734)
Balance - August 31, 2013	$—

71 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, are as follows as of August 31, 2014 and 2013 (in thousands):

	Foreign Currency Translation Adjustments	Pension Obligations, net	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance as of August 31, 2013	$(6,423)	$(2,817)	$(121)	$(9,361)
Other comprehensive income (loss) before reclassifications	(4,240)	(234)	325	(4,149)
Income tax benefit (expense)	—	74	(81)	(7)
Other comprehensive income (loss) before reclassifications, net of tax	(4,240)	(160)	244	(4,156)
Amounts reclassified from accumulated other comprehensive loss	—	1,483	(151)	1,332
Income tax (benefit) expense	—	(542)	86	(456)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	941	(65)	876
Net periodic other comprehensive income (loss)	(4,240)	781	179	(3,280)
Balance as of August 31, 2014	$(10,663)	$(2,036)	$58	$(12,641)

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
In fiscal 2014, the Company entered into a series of foreign currency exchange forward contracts to sell U.S. dollars in order to hedge a portion of its exposure to fluctuating rates of exchange on anticipated U.S. dollar-denominated sales by its Canadian subsidiary with a functional currency of the Canadian dollar. The Company utilized intercompany foreign currency derivatives and offsetting derivatives with external counterparties in order to designate the intercompany derivatives as hedging instruments. Once the U.S. dollar-denominated sales have been recognized and the corresponding receivables collected, the Company utilized foreign currency exchange forward contracts to sell Canadian dollars, achieving a result similar to net settling the contracts to sell U.S. dollars. The foreign currency exchange forward contracts to sell Canadian dollars are not designated as hedging instruments.
As of August 31, 2014, the Company had foreign currency exchange forward contracts with external counterparties to buy Canadian dollars for a total notional amount of $22 million, which have various settlement dates through December 31, 2014, and foreign currency exchange forward contracts with external counterparties to sell Canadian dollars for a total notional amount of $6 million, all of which have a settlement date of September 30, 2014. The contracts with external counterparties are reported at fair value in the Consolidated Balance Sheets measured using quoted foreign currency exchange rates. See Note 10 - Fair Value Measurements for further detail.

The fair value of derivative instruments in the Consolidated Balance Sheets are as follows (in thousands):

	Asset (Liability) Derivatives
		Fair Value
	Balance Sheet Location	August 31, 2014	August 31, 2013
Foreign currency exchange forward contracts	Prepaid expenses and other current assets	$202	$—
Foreign currency exchange forward contracts	Other accrued liabilities	$(46)	$—

72 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarizes the results of foreign currency exchange derivatives for the year ended August 31, 2014 (in thousands):

	Derivative Gain (Loss) Recognized in
	Fiscal 2014
	Other Comprehensive Income	Revenues - Effective Portion	Other Income (Expense), net
Foreign currency exchange forward contracts - designated as cash flow hedges	$325	$249	$112
Foreign currency exchange forward contracts - not designated as cash flow hedges	—	—	(12)
The Company did not have any material derivatives activity for the years ended August 31, 2013 and 2012.
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
Defined Benefit Pension Plan and Supplemental Executive Retirement Benefit Plan
The Company maintains a qualified defined benefit pension plan for certain nonunion employees. Effective June 30, 2006, the Company froze this plan and ceased accruing further benefits. The Company reflects the funded status of the defined benefit pension plan as a net asset or liability in its Consolidated Balance Sheets. Changes in its funded status are recognized in comprehensive income (loss). Net periodic pension benefit cost was not material for the years ended August 31, 2014, 2013 and 2012. The fair value of the plan assets was $18 million and $17 million as of August 31, 2014 and 2013, respectively, and the projected benefit obligation was $14 million and $15 million as of August 31, 2014 and 2013, respectively. The plan was fully funded with the plan assets exceeding the projected benefit obligation by $4 million and $3 million as of August 31, 2014 and 2013, respectively. Plan assets were comprised entirely of Level 1 investments as of August 31, 2014 and 2013. Level 1 investments are valued based on quoted market prices of identical securities in the principal market. No contributions are expected to be made to the defined benefit pension plan in the future; however, changes in the discount rate or actual investment returns that are lower than the long-term expected return on plan assets could result in the need for the Company to make additional contributions. The assumed discount rate used to calculate the projected benefit obligations was 4.05% and 4.73% as of August 31, 2014 and 2013, respectively. The Company estimates future annual benefit payments to be between $1 million and $3 million per year.
The Company also has a nonqualified SERBP for certain executives. A restricted trust fund has been established with assets invested in life insurance policies that can be used for plan benefits, although the fund is subject to claims of the Company’s general creditors. The trust fund is included in other assets and the pension liability is included in other long-term liabilities in the Company’s Consolidated Balance Sheets. The trust fund is valued at $3 million and $2 million as of August 31, 2014 and 2013, respectively. The trust fund assets’ gains and losses are included in other income, net in the Company’s Consolidated Statements of Operations. The benefit obligation and the unfunded amount were $4 million and $3 million as of August 31, 2014 and 2013, respectively. Net periodic pension cost under the SERBP was not material for the years ended August 31, 2014, 2013 and 2012.
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

73 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

obligation of other participating employers is unfunded, the Company may be required to make additional contributions in the future to fund these obligations.
One of the multiemployer plans that the Company contributes to is the Steelworkers Western Independent Shops Pension Plan (“WISPP”, EIN 90-0169564, Plan No. 001) benefiting the union employees of SMB, which are covered by a collective bargaining agreement that will expire on March 31, 2016. As of October 1, 2012, the WISPP had an accumulated funding deficiency (i.e., a failure to satisfy the minimum funding requirements) and was certified in a Red Zone Status, as defined by the Pension Protection Act of 2006. As of October 1, 2013, the WISPP was no longer in Red Zone Status, having been certified by the plan’s actuaries as being in the Green Zone. The Company contributed $3 million to the WISPP for each of the years ended August 31, 2014 and 2013, and $2 million for the year ended August 31, 2012. These contributions represented more than 5% of total contributions to the WISPP for each year.
In 2004, the Internal Revenue Service (“IRS”) approved a seven-year extension of the period over which the WISPP may amortize unfunded liabilities, conditioned upon maintenance of certain minimum funding levels. Based on the actuarial valuation for the WISPP as of October 1, 2013, the funded percentage (based on the ratio of the market value of assets to the accumulated benefits liability (present value of accrued benefits) using the valuation method prescribed by the IRS) was 76.6%, which is below the targeted funding ratio specified in the agreement with the IRS. In 2014, the WISPP obtained relief from the specified funding requirements from the IRS, without which the IRS could have revoked the amortization extension retroactively to the 2002 plan year resulting in a material liability for the Company’s share of the resulting funding deficiency.
Company contributions to all of the multiemployer plans were $4 million for the years ended August 31, 2014, 2013 and 2012.
Defined Contribution Plans
The Company has several defined contribution plans covering certain employees. Company contributions to the defined contribution plans totaled $2 million for each of the years ended August 31, 2014 and 2013 and $3 million for the year ended August 31, 2012.
Note 17 – Share-Based Compensation
The Company’s 1993 Stock Incentive Plan, as amended, (“the Plan”) was established for its employees, consultants and directors. There are 12.2 million shares of Class A common stock reserved for issuance under the Plan, of which 5.6 million are available for future grants as of August 31, 2014. Share-based compensation expense was $15 million, $11 million and $9 million for the years ended August 31, 2014, 2013 and 2012, respectively. Tax benefits used for option exercises and vesting of restricted stock units were not material for all periods presented.
Restricted Stock Units
The Plan provides for the issuance of RSUs. The estimated fair value of the RSUs is based on the market closing price of the underlying Class A common stock on the date of grant. The compensation expense associated with RSUs is recognized over the respective requisite service period of the awards, net of estimated forfeitures.
During the years ended August 31, 2014, 2013 and 2012, the Compensation Committee granted 219,504 RSUs, 217,001 RSUs and 146,481 RSUs, respectively, to its key employees, officers and employee directors under the Plan. The RSUs have a five-year term and vest 20% per year commencing October 31 or June 1 of the year after grant, except for an immaterial number of awards granted with different terms. The estimated fair value of the RSUs granted during the years ended August 31, 2014, 2013 and 2012 was $7 million, $7 million and $6 million, respectively.

74 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Fair Value(1)
Outstanding as of August 31, 2011	348	$54.06
Granted	146	$42.63
Vested	(148)	$52.93	$28.43
Forfeited	(43)	$51.47
Outstanding as of August 31, 2012	303	$49.46
Granted	217	$30.36
Vested	(174)	$46.04	$24.69
Forfeited	(35)	$40.02
Outstanding as of August 31, 2013	311	$39.11
Granted	220	$30.55
Vested	(93)	$42.13	$25.01
Forfeited	(49)	$35.73
Outstanding as of August 31, 2014	389	$33.97
_____________________________

(1)	Amounts represent the value of the Company’s Class A common stock on the date that the restricted stock units vested.

The Company recognized compensation expense associated with RSUs of $6 million, $6 million and $7 million for the years ended August 31, 2014, 2013 and 2012, respectively. As of August 31, 2014, total unrecognized compensation costs related to unvested RSUs amounted to $7 million, which is expected to be recognized over a weighted average period of 2.3 years.
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
Fiscal 2014 – 2015 (August) Performance Share Awards
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

75 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2014 – 2015 (November) Performance Share Awards
The Compensation Committee approved performance-based awards under the Plan with a grant date of November 21, 2013. The Compensation Committee established performance targets based on divisional volume metrics (weighted at 50%) and divisional operating income metrics (weighted at 50%) for the two years of the performance period, with award payouts ranging from a threshold of 50% to a maximum of 200% for each portion of the awards.
A summary of the Company’s performance-based awards activity is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Fair Value(1)
Outstanding as of August 31, 2011	285	$47.48
Granted	278	$25.98
Vested	(54)	$25.42	$43.90
Forfeited	(63)	$36.53
Outstanding as of August 31, 2012	446	$38.33
Granted	267	$28.48
Vested	(98)	$47.10	$28.51
Forfeited	(42)	$35.21
Outstanding as of August 31, 2013	573	$32.47
Granted	220	$30.55
Vested	(62)	$55.43	$28.87
Forfeited	(108)	$41.48
Outstanding as of August 31, 2014	623	$27.93
_____________________________

(1)	Amounts represent the weighted average value of the Company’s Class A common stock on the date that the performance share awards vested.

Compensation expense associated with performance-based awards was calculated using management’s current estimate of the expected level of achievement of the performance targets under the Plan. Compensation expense for anticipated awards based on the Company’s financial performance was $6 million, $3 million and $1 million for the years ended August 31, 2014, 2013 and 2012, respectively. As of August 31, 2014, unrecognized compensation costs related to non-vested performance shares amounted to $6 million, which is expected to be recognized over a weighted average period of 0.9 years.
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
DSUs granted during the years ended August 31, 2014, 2013 and 2012 were for a total of 30,848 shares, 29,167 shares and 18,202 shares, respectively. The compensation expense associated with DSUs and the total value of shares vested during each of the years ended August 31, 2014, 2013 and 2012, as well as the unrecognized compensation expense as of August 31, 2014, were not material.
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

76 / Schnitzer Steel Industries, Inc. Form 10-K 2014

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

2012
Risk-free interest rate	0.48%
Expected dividend yield	2.59%
Expected term (in years)	3.75
Expected volatility	58.15%
Fair value of option	$9.29

No options were granted in fiscal 2014 and 2013.
A summary of the Company’s stock option activity and related information is as follows:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding as of August 31, 2011	319	$28.50	3.9	$5,430
Granted	323	$34.75
Exercised	(25)	$24.03
Canceled	(5)	$34.59
Outstanding as of August 31, 2012	612	$31.94	3.9	$459
Granted	—	$—
Exercised	(15)	$20.48
Canceled	(42)	$34.39
Outstanding as of August 31, 2013	555	$32.07	3.1	$47
Granted	—	$—
Exercised	(9)	$25.56
Canceled	(20)	$30.55
Outstanding as of August 31, 2014	526	$32.25	2.2	$335
_____________________________

(1)
Amounts represent the difference between the exercise price and the closing price of the Company’s stock on the last trading day of the corresponding fiscal year, multiplied by the number of in-the-money options.

All outstanding stock options were vested as of August 31, 2014. The aggregate intrinsic value of stock options exercised, which was immaterial for the year ended August 31, 2014 and less than $1 million for the years ended August 31, 2013 and 2012, represents the difference between the exercise price and the value of the Company’s stock at the time of exercise. 307,855 stock options vested in the year ended August 31, 2014, and no stock options vested in the years ended August 31, 2013 and 2012. Compensation expense associated with stock options, the total proceeds received from option exercises and the tax benefits realized from options exercised were not material during each of the years ended August 31, 2014, 2013 and 2012. As of August 31, 2014 there was no unrecognized compensation cost related to stock options.

77 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Income Taxes
Income (loss) from continuing operations before income taxes was as follows for the years ended August 31 (in thousands):

	2014	2013	2012
United States	$10,796	$(196,289)	$54,304
Foreign	(61)	(141,160)	(11,348)
Total	$10,735	$(337,449)	$42,956
Income tax expense (benefit) from continuing operations consisted of the following for the years ended August 31 (in thousands):

	2014	2013	2012
Current:
Federal	$5,927	$556	$5,267
State	229	356	453
Foreign	177	764	(2)
Total current tax expense (benefit)	$6,333	$1,676	$5,718
Deferred:
Federal	$(4,911)	$(58,194)	$13,166
State	880	(264)	(2,748)
Foreign	(301)	(644)	(2,097)
Total deferred tax expense (benefit)	(4,332)	(59,102)	8,321
Total income tax expense (benefit)	$2,001	$(57,426)	$14,039

A reconciliation of the difference between the federal statutory rate and the Company’s effective tax rate for the years ended August 31 is as follows:

	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of credits	(7.1)	1.2	(5.7)
Foreign income taxed at different rates	(8.1)	(3.5)	4.2
Section 199 deduction	(6.9)	0.5	(0.3)
Non-deductible officers’ compensation	2.7	(0.1)	1.5
Noncontrolling interests	(12.1)	0.2	(2.2)
Research and development credits	(1.0)	0.2	(2.0)
Fixed asset tax basis adjustment	(21.3)	—	—
Valuation allowance on deferred tax assets	21.8	(8.6)	—
Unrecognized tax benefits	18.0	—	—
Non-deductible goodwill	—	(7.1)	—
Foreign interest income	—	—	0.7
Other	(2.4)	(0.8)	1.5
Effective tax rate	18.6%	17.0%	32.7%

In fiscal 2014, the effective tax rate was lower than the U.S. federal statutory rate of 35%. The effective tax rate benefited from a fixed asset tax basis study performed during fiscal 2014 which resulted in the recognition of a tax benefit of $2 million, as well as the aggregate impact of excluding income associated with noncontrolling interests, foreign income taxed at different rates, and certain deductions and credits. Other significant items impacting the effective tax rate included the recognition of a valuation allowance against certain foreign and state deferred tax assets and the recognition of a liability for unrecognized tax benefits of $2 million. The valuation allowance on deferred tax assets of certain foreign and state tax jurisdictions increased by $2 million compared to the prior year and was recognized as a result of negative evidence, including recent losses in certain foreign and state

78 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

jurisdictions, outweighing the more subjective positive evidence, indicating that it is more likely than not that the associated tax benefit will not be realized.
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
Realization of the foreign subsidiaries’ deferred tax assets is dependent upon the Company generating sufficient taxable income in these tax jurisdictions in future years to benefit from the reversal of net deductible temporary differences and from the utilization of net operating losses. Management believes that it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of valuation allowances, as of August 31, 2014.
Deferred tax assets and liabilities were comprised of the following as of August 31 (in thousands):

	2014	2013
Deferred tax assets:
Environmental liabilities	$11,975	$12,390
Employee benefit accruals	14,983	9,378
State income tax and other	3,096	2,478
Net operating loss carryforwards	11,357	11,758
State credit carryforwards	5,567	5,360
Inventory valuation methods	242	1,390
Amortizable goodwill and other intangibles	34,102	38,820
Valuation allowances	(32,086)	(29,696)
Total deferred tax assets	$49,236	$51,878
Deferred tax liabilities:
Accelerated depreciation and other basis differences	$62,774	$68,609
Prepaid expense acceleration	2,250	2,418
Foreign currency translation adjustment	93	30
Total deferred tax liabilities	65,117	71,057
Net deferred tax liability	$15,881	$19,179
As of August 31, 2014, foreign operating loss carryforwards were $38 million, which expire if not used between 2015 and 2033. State credit carryforwards will expire if not used between 2015 and 2025.
Accounting for Uncertainty in Income Taxes
The following table summarizes the activity related to the Company’s reserve for unrecognized tax benefits, excluding interest and penalties, for the years ended August 31 (in thousands):

	2014	2013	2012
Unrecognized tax benefits, as of the beginning of the year	$526	$491	$303
Additions for tax positions of prior years	1	—	—
Reductions for tax positions of prior years	—	(31)	(143)
Additions for tax positions of the current year	2,253	66	331
Unrecognized tax benefits, as of the end of the year	$2,780	$526	$491

79 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company does not anticipate any material changes to the reserve in the next 12 months.
The recognized amounts of tax-related penalties and interest were not material for all periods presented.
The Company files federal and state income tax returns in the U.S. and foreign tax returns in Puerto Rico and Canada. The federal statute of limitations has expired for fiscal 2010 and prior years. The U.S., Canada and multiple state tax authorities are currently examining the Company’s income tax returns for fiscal years 2009 to 2012.
Note 19 – Net Income (Loss) Per Share
The following table sets forth the information used to compute basic and diluted net income (loss) per share attributable to SSI for the years ended August 31 (in thousands):

	2014	2013	2012
Income (loss) from continuing operations	$8,734	$(280,023)	$28,917
Net income attributable to noncontrolling interests	(3,667)	(1,419)	(1,513)
Income (loss) from continuing operations attributable to SSI	5,067	(281,442)	27,404
Income from discontinued operations, net of tax	857	—	—
Net income (loss) attributable to SSI	$5,924	$(281,442)	$27,404
Computation of shares:
Weighted average common shares outstanding, basic	26,834	26,656	27,317
Incremental common shares attributable to dilutive stock options, performance share awards, DSUs and RSUs	166	—	236
Weighted average common shares outstanding, diluted	27,000	26,656	27,553

Common stock equivalent shares of 618,348, 957,235 and 69,081 were considered antidilutive and were excluded from the calculation of diluted net income (loss) per share for the years ended August 31, 2014, 2013 and 2012, respectively.
Note 20 – Related Party Transactions
The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $30 million, $26 million and $41 million for the years ended August 31, 2014, 2013 and 2012, respectively. Net advances to these joint ventures were $3 million, $2 million and less than $1 million for the years ended August 31, 2014, 2013 and 2012, respectively. The Company had immaterial balances due from joint ventures as of August 31, 2014 and owed $3 million to joint ventures as of August 31, 2013. Amounts receivable from joint venture partners were $1 million as of August 31, 2014 and 2013.
In connection with the acquisition of the metals recycling business assets of Amix Salvage and Sales Ltd. in March 2011, the Company entered into a series of agreements to obtain barging and other services and lease property with entities owned by the minority shareholder of the Company’s subsidiary that operates its MRB facilities in Vancouver, British Columbia and Alberta, Canada. On March 8, 2013, the Company purchased the noncontrolling interest in that subsidiary and, as a result, those entities under common ownership of the former minority shareholder ceased to be related parties of the Company. Prior to its purchase of the noncontrolling interest, the Company paid $5 million and $9 million primarily for barging services under these agreements for the years ended August 31, 2013 and 2012, respectively.
In connection with the acquisition of a metals recycling business in fiscal 2011, the Company entered into an agreement with the selling parties, one of which was an employee of the Company, whereby the selling parties agreed to indemnify the Company for property improvements in excess of a contractually defined threshold on property owned by the selling parties and leased to the Company. The Company recognized an amount receivable of $1 million as of August 31, 2012 under the agreement, for which payment was received in the first quarter of fiscal 2013.
Thomas D. Klauer, Jr., President of the Company’s Auto Parts Business, is the sole shareholder of a corporation that is the 25% minority partner in a partnership in which the Company is the 75% partner and which operates five self-service stores in Northern California. Mr. Klauer’s 25% share of the profits of this partnership totaled $2 million, $1 million and $2 million for the years ended August 31, 2014, 2013 and 2012, respectively. The partnership leases properties from entities in which Mr. Klauer has ownership interests under agreements that expire in March 2016 with options to renew the leases, upon expiration, for multiple

80 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

periods. The rent paid by the partnership to the entities in which Mr. Klauer has ownership interests was $1 million in each of the years ended August 31, 2014, 2013 and 2012.
Certain members of the Schnitzer family own significant interests in, or are related to owners of, MMGL Corp (“MMGL”, formerly known as Schnitzer Investment Corp.), which is engaged in the real estate business and was a subsidiary of the Company prior to 1989. MMGL is considered a related party for financial reporting purposes. The Company and MMGL are both potentially responsible parties with respect to Portland Harbor, which has been designated as a Superfund site since December 2000. The Company and MMGL have worked together in response to Portland Harbor matters, and the Company has paid all of the legal and consulting fees for the joint defense, in part due to its environmental indemnity obligation to MMGL with respect to the Portland scrap metal operations property. The Company and MMGL have agreed to an equitable cost sharing arrangement with respect to defense costs under which MMGL will pay 50% of the legal and consulting costs, net of insurance recoveries. The amounts receivable from (payable to) MMGL vary from period-to-period because of the timing of incurring legal and consulting fees, payments for cost reimbursements and insurance recoveries. Amounts receivable from MMGL under this agreement were $1 million and less than $1 million as of August 31, 2014 and 2013, respectively.
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
The information provided below is obtained from internal information that is provided to the Company’s chief operating decision maker for the purpose of corporate management. The Company uses segment operating income (loss) to measure segment performance. The Company does not allocate corporate interest income and expense, income taxes, other income and expenses related to corporate activity or corporate expense for management and administrative services that benefit all three segments. In addition, the Company does not allocate restructuring charges and other exit-related costs to the segment operating income (loss) because management does not include this information in its measurement of the performance of the operating segments. Because of this unallocated income and expense, the operating income (loss) of each reporting segment does not reflect the operating income (loss) the reporting segment would report as a stand-alone business. All amounts presented exclude the results of operations of the Company’s discontinued full-service used auto parts operation.

81 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the Company’s total assets as of August 31 (in thousands):

	2014	2013
Total assets:
Metals Recycling Business(1)	$1,343,771	$1,316,202
Auto Parts Business	361,411	359,977
Steel Manufacturing Business	350,344	330,282
Total segment assets	2,055,526	2,006,461
Corporate and eliminations	(700,316)	(600,949)
Total assets	$1,355,210	$1,405,512
Property, plant and equipment, net (2)	$523,433	$564,426
_____________________________

(1)	MRB total assets include $15 million as of August 31, 2014 and 2013, for investments in joint venture partnerships.

(2)	Property, plant and equipment, net includes $75 million and $85 million as of August 31, 2014 and 2013, respectively, at our Canadian locations.

82 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The table below illustrates the Company’s results by reporting segment for the years ended August 31 (in thousands):

	2014	2013	2012
Metals Recycling Business:
Revenues	$2,102,935	$2,210,484	$2,948,707
Less: Intersegment revenues	(188,103)	(178,341)	(183,906)
MRB external customer revenues	1,914,832	2,032,143	2,764,801
Auto Parts Business:
Revenues	327,569	313,306	316,884
Less: Intersegment revenues	(87,458)	(75,992)	(73,974)
APB external customer revenues	240,111	237,314	242,910
Steel Manufacturing Business:
Revenues	388,640	352,454	333,227
Total revenues	$2,543,583	$2,621,911	$3,340,938
Depreciation and amortization:
Metals Recycling Business	$56,368	$58,964	$57,855
Auto Parts Business	11,861	11,793	10,920
Steel Manufacturing Business	8,256	9,072	9,436
Segment depreciation and amortization	76,485	79,829	78,211
Corporate	2,724	3,241	4,045
Total depreciation and amortization	$79,209	$83,070	$82,256
Capital expenditures:
Metals Recycling Business	$16,881	$61,930	$60,212
Auto Parts Business	12,400	12,769	7,525
Steel Manufacturing Business	5,379	7,582	5,556
Segment capital expenditures	34,660	82,281	73,293
Corporate	4,487	8,100	5,267
Total capital expenditures	$39,147	$90,381	$78,560
Reconciliation of the Company’s segment operating income (loss) to income (loss) from continuing operations before income taxes:
Metals Recycling Business(1)	$30,083	$(311,549)	$63,872
Auto Parts Business	21,434	24,539	33,304
Steel Manufacturing Business	18,538	6,541	(2,081)
Segment operating income (loss)	70,055	(280,469)	95,095
Restructuring charges and other exit-related costs	(6,967)	(7,906)	(5,012)
Corporate and eliminations	(42,772)	(39,414)	(36,415)
Operating income (loss)	20,316	(327,789)	53,668
Interest expense	(10,804)	(9,743)	(11,880)
Other income, net	1,223	83	1,168
Income (loss) from continuing operations before income taxes	$10,735	$(337,449)	$42,956
_____________________________

(1)
MRB operating income (loss) includes $1 million, $1 million and $2 million in income from joint ventures accounted for by the equity method in fiscal 2014, 2013 and 2012, respectively. The MRB operating loss for fiscal 2013 also includes a goodwill impairment charge of $321 million and other asset impairment charges of $13 million.

83 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following revenues from external customers are presented based on the sales destination and by major product for the years ended August 31 (in thousands):

	2014	2013	2012
Revenues based on sales destination:
Foreign	$1,473,069	$1,657,736	$2,284,152
Domestic	1,070,514	964,175	1,056,786
Total revenues from external customers	$2,543,583	$2,621,911	$3,340,938

Major product information:
Ferrous scrap metal	$1,394,046	$1,500,115	$2,117,055
Nonferrous scrap metal and other	520,786	532,028	647,746
Auto parts	240,111	237,314	242,910
Finished steel products	377,678	346,982	332,719
Semi-finished steel products	10,962	5,472	508
Total revenues from external customers	$2,543,583	$2,621,911	$3,340,938

In fiscal 2014, 2013 and 2012, there were no external customers that accounted for more than 10% of the Company’s consolidated revenues. Sales to customers in foreign countries are a significant part of the Company’s business. The schedule below identifies those foreign countries in which the Company’s sales exceeded 10% of consolidated revenues in any of the last three years ended August 31 (in thousands):

	2014	% of Revenue	2013	% of Revenue	2012	% of Revenue
China	$390,634	15.4%	$562,558	21.5%	$719,979	22.0%
Turkey	261,558	10.3%	341,418	13.0%	435,558	13.0%
South Korea	265,912	10.5%	N/A	N/A	397,525	12.0%
_____________________________

(1)	N/A - sales were less than the 10% threshold and, as such, disclosure is not applicable.

84 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Quarterly Financial Data (Unaudited)
In the opinion of management, this unaudited quarterly financial summary includes all adjustments necessary to present fairly the results for the periods represented (in thousands, except per share amounts):

	Fiscal 2014
	First	Second	Third	Fourth
Revenues	$587,745	$626,147	$637,787	$691,904
Operating income (loss)	$(3,625)	$6,584	$1,629	$15,728
Income (loss) from discontinued operations, net of tax	$—	$—	$—	$857
Net income (loss) attributable to SSI	$(6,228)	$1,789	$3,110	$7,253
Basic net income (loss) per share attributable to SSI	$(0.23)	$0.07	$0.12	$0.27
Diluted net income (loss) per share attributable to SSI	$(0.23)	$0.07	$0.12	$0.27
	Fiscal 2013
	First	Second	Third	Fourth
Revenues	$592,820	$662,210	$710,295	$656,586
Operating income (loss)	$1,213	$11,390	$7,187	$(347,579)
Net income (loss) attributable to SSI	$(1,671)	$8,643	$820	$(289,234)
Basic net income (loss) per share attributable to SSI	$(0.06)	$0.32	$0.03	$(10.82)
Diluted net income (loss) per share attributable to SSI	$(0.06)	$0.32	$0.03	$(10.82)

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

85 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Schedule II – Valuation and Qualifying Accounts
For the Years Ended August 31, 2014, 2013 and 2012
(In thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Charges to cost and expenses	Deductions	Balance at end of period
Fiscal 2014
Allowance for doubtful accounts	$2,990	$650	$(920)	$2,720
Allowance for notes and other contractual receivables	$7,803	$(201)	$—	$7,602
Deferred tax valuation allowance	$29,696	$4,648	$(2,258)	$32,086
Fiscal 2013
Allowance for doubtful accounts	$4,459	$584	$(2,053)	$2,990
Allowance for notes and other contractual receivables	$—	$7,803	$—	$7,803
Deferred tax valuation allowance	$794	$28,902	$—	$29,696
Fiscal 2012
Allowance for doubtful accounts	$6,148	$688	$(2,377)	$4,459
Deferred tax valuation allowance	$589	$218	$(13)	$794

86 / Schnitzer Steel Industries, Inc. Form 10-K 2014

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2014, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
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
ITEM 9B. OTHER INFORMATION
None.

87 / Schnitzer Steel Industries, Inc. Form 10-K 2014

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by Item 401 of Regulation S-K regarding directors, and information required by Items 405, 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K, will be included under “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders and is incorporated herein by reference.
Executive Officers of the Registrant

Name	Age	Office
Tamara L. Lundgren	57	President and Chief Executive Officer
Richard D. Peach	51	Senior Vice President and Chief Financial Officer
Michael Henderson	55	Senior Vice President and President, Metals Recycling Business
Thomas D. Klauer, Jr.	60	Senior Vice President and President, Auto Parts Business
Jeffrey Dyck	51	Senior Vice President and President, Steel Manufacturing Business
Richard C. Josephson	66	Senior Vice President, General Counsel and Secretary
Belinda Gaye Hyde	43	Senior Vice President and Chief Human Resources Officer
Stefano Gaggini	43	Vice President, Corporate Controller and Principal Accounting Officer

Tamara L. Lundgren has been our President and Chief Executive Officer since December 2008. She joined the Company in September 2005 as Vice President and Chief Strategy Officer and held roles of increasing responsibility, including Executive Vice President and Chief Operating Officer. Prior to joining us, Ms. Lundgren was a Managing Director in the Investment Banking Division of JPMorgan Chase, which she joined in 2001, and Deutsche Bank, which she joined in 1996. Ms. Lundgren began her career as an attorney and was a partner at Hogan & Hartson LLP in Washington, D.C.
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
Michael Henderson joined us in April 2012 as Chief Operating Officer of the Metals Recycling Business and became President of the Metals Recycling Business in August 2013. Prior to joining Schnitzer, he was Eastern Region President for Sims Metal Management where he was responsible for 26 facilities, including four shredders and five port locations. He began his career with Naparano Iron & Metal and has more than 30 years in the scrap industry, including expertise in both the ferrous and nonferrous sides of the business.
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
Stefano Gaggini joined us in July 2011 as Senior Manager of SEC Reporting and Technical Accounting and became Director of SEC Reporting and Technical Accounting in March 2012. He became Vice President, Corporate Controller and Principal Accounting Officer in December 2013. Prior to joining Schnitzer, Mr. Gaggini was a senior manager at KPMG LLP, where he

88 / Schnitzer Steel Industries, Inc. Form 10-K 2014

served in various auditing roles since 1998 in the Portland, Oregon and Zurich, Switzerland offices. He is licensed as a Certified Public Accountant in the State of Oregon.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K will be included under “Compensation of Executive Officers,” “Compensation Discussion and Analysis”, “Director Compensation”, “Corporate Governance – Assessment of Compensation Risk” and “Compensation Committee Report” in the Company’s Proxy Statement to be filed for its 2015 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management, as required by Item 403 of Regulation S-K, will be included under “Voting Securities and Principal Shareholders” in the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to securities authorized for issuance under equity compensation plans, as required by Item 201(d) of Regulation S-K, will be included under “Compensation Plan Information” in the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K will be included under “Certain Transactions” and “Corporate Governance – Director Independence” in the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding the Company’s principal accountant fees and services required by Item 9(e) of Schedule 14A will be included under “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

89 / Schnitzer Steel Industries, Inc. Form 10-K 2014

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1	The following financial statements are filed as part of this report:

The Report of Independent Registered Public Accounting Firm, the Company’s Consolidated Financial Statements, the Notes thereto and the quarterly financial data (unaudited) are on pages 47 through 87 of this report.

2	The following financial statement schedule is filed as part of this report:
Schedule II Valuation and Qualifying Accounts is on page 88 of this report.
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

3.2	Restated Bylaws of the Registrant. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 13, 2013, and incorporated herein by reference.

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

4.7
Second Amendment, dated as of October 28, 2013, to Second Amended and Restated Credit Agreement, dated as of February 9, 2011, among Schnitzer Steel Industries, Inc., as US Borrower, and Schnitzer Steel Canada Ltd., as Canadian Borrower, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto. Filed as an Exhibit to the Registrant's Annual Report on Form 10-K filed on October 29, 2013, and incorporated herein by reference.

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

90 / Schnitzer Steel Industries, Inc. Form 10-K 2014

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

*10.9
1993 Stock Incentive Plan of the Registrant as Amended and Restated on November 7, 2013. Filed as Appendix A to the Registrant’s Definitive Proxy Statement filed on December 18, 2013, and incorporated herein by reference.

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

*10.13	Deferred Compensation Plan for Non-Employee Directors. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 28, 2006, and incorporated herein by reference.

*10.14
Amended and Restated Supplemental Executive Retirement Bonus Plan of the Registrant effective January 1, 2009. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009, and incorporated herein by reference.

*10.15
Form of Change in Control Severance Agreement between the Registrant and executive officers other than Tamara L. Lundgren and used for agreements entered into prior to 2011. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2008, and incorporated herein by reference.

*10.16	Form of Change in Control Severance Agreement between the Registrant and executive officers and used for agreements entered into after 2010.

*10.17
Form of Change in Control Severance Agreement between the Registrant and each executive officer other than John D. Carter and Tamara L. Lundgren. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2008, and incorporated herein by reference.

*10.18
Amended and Restated Employment Agreement by and between the Registrant and Tamara L. Lundgren dated October 29, 2008. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 4, 2008, and incorporated herein by reference.

*10.19
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

*10.21	Form of Indemnity Agreement for Directors and Executive Officers. Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 28, 2006, and incorporated herein by reference.

*10.22
Fiscal 2011 Annual Performance Bonus Program for John D. Carter and Tamara L. Lundgren. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2010 and incorporated herein by reference.

91 / Schnitzer Steel Industries, Inc. Form 10-K 2014

*10.23
Amendment No. 1 dated June 29, 2011 to Amended and Restated Employment Agreement by and between the Registrant and Tamara L. Lundgren dated October 29, 2008. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2011 and incorporated herein by reference.

*10.24
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

*10.26
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

*10.29
Form of Long-Term Incentive Award Agreement under the 1993 Stock Incentive Plan used for awards granted in fiscal 2012. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2012 and incorporated herein by reference.

*10.30
Form of Long-Term Incentive Award Agreement under the 1993 Stock Incentive Plan used for awards granted in fiscal 2013. Filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed on October 29, 2013 and incorporated herein by reference.

*10.31
Form of Long-Term Incentive Award Agreement under the 1993 Stock Incentive Plan used for awards granted in fiscal 2014. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2013 and incorporated herein by reference.

*10.32
Fiscal 2014 Annual Performance Bonus Program for Tamara L. Lundgren. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2013 and incorporated herein by reference.

18.1
Preferability letter provided by PricewaterhouseCoopers LLP, the Company’s registered public accounting firm, to change the measurement date in connection with the Company’s annual goodwill impairment test. Filed as Exhibit 18.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2013 and incorporated herein by reference.

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

92 / Schnitzer Steel Industries, Inc. Form 10-K 2014

101
The following financial information from Schnitzer Steel Industries, Inc.’s Annual Report on Form 10-K for the years ended August 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended August 31, 2014, 2013 and 2012, (ii) Consolidated Balance Sheets as of August 31, 2014, and August 31, 2013, (iii) Consolidated Statements of Other Comprehensive Loss (iv)Consolidated Statements of Cash Flows for the years ended August 31, 2014, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements.

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

93 / Schnitzer Steel Industries, Inc. Form 10-K 2014

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
Dated: October 28, 2014	By:	/s/ RICHARD D. PEACH
Richard D. Peach
Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on October 28, 2014 in the capacities indicated.

Signature	Title

Principal Executive Officer:

/s/ TAMARA L. LUNDGREN	President and Chief Executive Officer
Tamara L. Lundgren

Principal Financial Officer:

/s/ RICHARD D. PEACH	Senior Vice President and Chief Financial Officer
Richard D. Peach

Principal Accounting Officer:

/s/ STEFANO GAGGINI	Vice President, Corporate Controller and Principal Accounting Officer
Stefano Gaggini

Directors: *DAVID J. ANDERSON	Director

David J. Anderson

*JOHN D. CARTER	Director
John D. Carter

*WILLIAM A. FURMAN	Director
William A. Furman

*WAYLAND R. HICKS	Director
Wayland R. Hicks

*DAVID L. JAHNKE	Director
David L. Jahnke

94 / Schnitzer Steel Industries, Inc. Form 10-K 2014

Signature	Title

*JUDITH A. JOHANSEN	Director
Judith A. Johansen

*WILLIAM D. LARSSON	Director
William D. Larsson

*KENNETH M. NOVACK	Director
Kenneth M. Novack

*By:	/s/ RICHARD D. PEACH
Attorney-in-fact, Richard D. Peach

95 / Schnitzer Steel Industries, Inc. Form 10-K 2014