Form 10-Q
period 2014-11-30
SCHNITZER STEEL INDUSTRIES INC
filed 2015-01-08
CIK 912603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended November 30, 2014
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
Yes  ☐    No  ☒
The Registrant had 26,478,539 shares of Class A common stock, par value of $1.00 per share, and 305,900 shares of Class B common stock, par value of $1.00 per share, outstanding as of January 5, 2015.

SCHNITZER STEEL INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	November 30, 2014	August 31, 2014
Assets
Current assets:
Cash and cash equivalents	$14,666	$25,672
Accounts receivable, net of allowance for doubtful accounts of $2,672 and $2,720	155,597	189,359
Inventories	244,268	216,172
Deferred income taxes	10,281	6,865
Refundable income taxes	3,871	1,756
Prepaid expenses and other current assets	21,915	24,108
Total current assets	450,598	463,932
Property, plant and equipment, net of accumulated depreciation of $669,903 and $659,872	507,970	523,433
Investments in joint venture partnerships	15,021	14,624
Goodwill	322,956	325,903
Intangibles, net of accumulated amortization of $10,476 and $15,612	8,968	9,835
Other assets	16,663	17,483
Total assets	$1,322,176	$1,355,210
Liabilities and Equity
Current liabilities:
Short-term borrowings	$471	$523
Accounts payable	73,558	103,453
Accrued payroll and related liabilities	20,302	32,127
Environmental liabilities	1,127	1,062
Accrued income taxes	42	3,202
Other accrued liabilities	39,447	36,903
Total current liabilities	134,947	177,270
Deferred income taxes	25,911	22,746
Long-term debt, net of current maturities	340,355	318,842
Environmental liabilities, net of current portion	47,026	47,287
Other long-term liabilities	13,090	13,088
Total liabilities	561,329	579,233
Commitments and contingencies (Note 5)
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 26,477 and 26,384 shares issued and outstanding	26,477	26,384
Class B common stock – 25,000 shares $1.00 par value authorized, 306 and 306 shares issued and outstanding	306	306
Additional paid-in capital	19,952	19,164
Retained earnings	729,971	737,571
Accumulated other comprehensive loss	(20,785)	(12,641)
Total SSI shareholders’ equity	755,921	770,784
Noncontrolling interests	4,926	5,193
Total equity	760,847	775,977
Total liabilities and equity	$1,322,176	$1,355,210
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended November 30,
	2014	2013
Revenues	$555,590	$587,745
Operating expense:
Cost of goods sold	510,022	542,417
Selling, general and administrative	45,367	47,550
Income from joint ventures	(500)	(409)
Restructuring charges and other exit-related costs	623	1,812
Operating income (loss)	78	(3,625)
Interest expense	(2,424)	(2,702)
Other income, net	753	176
Loss before income taxes	(1,593)	(6,151)
Income tax (expense) benefit	(8)	784
Net loss	(1,601)	(5,367)
Net income attributable to noncontrolling interests	(871)	(861)
Net loss attributable to SSI	$(2,472)	$(6,228)

Net loss per share attributable to SSI:
Basic	$(0.09)	$(0.23)
Diluted	$(0.09)	$(0.23)
Weighted average number of common shares:
Basic	26,944	26,755
Diluted	26,944	26,755
Dividends declared per common share	$0.1875	$0.1875
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended November 30,
	2014	2013
Net loss	$(1,601)	$(5,367)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(7,272)	(891)
Cash flow hedges, net	(908)	121
Pension obligations, net	36	44
Total other comprehensive loss, net of tax	(8,144)	(726)
Comprehensive loss	(9,745)	(6,093)
Less net income attributable to noncontrolling interests	(871)	(861)
Comprehensive loss attributable to SSI	$(10,616)	$(6,954)
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended November 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,601)	$(5,367)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	18,883	21,019
Deferred income taxes	101	(317)
Undistributed equity in earnings of joint ventures	(500)	(409)
Share-based compensation expense	2,932	3,868
Excess tax benefit from share-based payment arrangements	(65)	(20)
Gain on disposal of assets	(436)	(304)
Unrealized foreign exchange (gain) loss, net	(454)	342
Bad debt expense (recoveries), net	(19)	856
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	30,577	57,375
Inventories	(25,774)	(39,083)
Income taxes	(6,074)	(1,949)
Prepaid expenses and other current assets	2,391	(181)
Intangibles and other long-term assets	179	90
Accounts payable	(24,851)	(4,404)
Accrued payroll and related liabilities	(11,722)	(4,284)
Other accrued liabilities	260	(1,730)
Environmental liabilities	350	(306)
Other long-term liabilities	(376)	2
Distributed equity in earnings of joint ventures	145	645
Net cash (used in) provided by operating activities	(16,054)	25,843
Cash flows from investing activities:
Capital expenditures	(10,027)	(14,380)
Joint venture payments, net	—	(63)
Proceeds from sale of assets	883	673
Acquisitions, net of cash acquired	—	(2,147)
Net cash used in investing activities	(9,144)	(15,917)
Cash flows from financing activities:
Proceeds from line of credit	48,000	147,500
Repayment of line of credit	(48,000)	(156,000)
Borrowings from long-term debt	70,848	119,269
Repayment of long-term debt	(49,192)	(98,472)
Taxes paid related to net share settlement of share-based payment arrangements	(1,343)	(628)
Excess tax benefit from share-based payment arrangements	65	20
Stock options exercised	—	11
Distributions to noncontrolling interest	(1,138)	(495)
Dividends paid	(5,063)	(4,990)
Net cash provided by financing activities	14,177	6,215
Effect of exchange rate changes on cash	15	312
Net (decrease) increase in cash and cash equivalents	(11,006)	16,453
Cash and cash equivalents as of beginning of period	25,672	13,481
Cash and cash equivalents as of end of period	$14,666	$29,934

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements of Schnitzer Steel Industries, Inc. (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all normal, recurring adjustments considered necessary for a fair statement have been included. Management suggests that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2014. The results for the three months ended November 30, 2014 and 2013 are not necessarily indicative of the results of operations for the entire fiscal year.
Accounting Changes
In July 2013, an accounting standards update was issued that clarifies the financial statement presentation of certain unrecognized tax benefits. The amendments require that an unrecognized tax benefit be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that such carryforwards and losses are not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, in which case the unrecognized tax benefit should be presented in the financial statements as a liability. The Company adopted the new requirement in the first quarter of fiscal 2015 with no significant impact to the Condensed Consolidated Financial Statements.
Cash and Cash Equivalents
Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding checks in excess of funds on deposit of $18 million and $35 million as of November 30, 2014 and August 31, 2014, respectively.
Other Assets
The Company’s other assets, exclusive of prepaid expenses, consist primarily of receivables from insurers, notes and other contractual receivables, and assets held for sale. Other assets are reported within either prepaid expenses and other current assets or other assets in the Condensed Consolidated Balance Sheets based on their expected use either during or beyond the current operating cycle of one year from the reporting date. As of August 31, 2014, other assets were reported net of an allowance for credit losses on notes and other contractual receivables of $8 million. During the first quarter of fiscal 2015, the contractual receivables against which the $8 million allowance for credit losses was recorded were written off. As of November 30, 2014 and August 31, 2014, the Company reported $3 million of assets held for sale within prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.
Derivative Financial Instruments
The Company records derivative instruments in prepaid expenses and other current assets or other accrued liabilities in the Condensed Consolidated Balance Sheets at fair value, and changes in the fair value are either recognized in other comprehensive income (loss) in the Condensed Consolidated Statements of Comprehensive Loss or net income (loss) in the Condensed Consolidated Statements of Operations, as applicable, depending on the nature of the underlying exposure, whether the derivative has been designated as a hedge and, if designated as a hedge, the extent to which the hedge is effective. Amounts included in accumulated other comprehensive loss are reclassified to earnings in the period in which earnings are impacted by the hedged items, in the period that the hedged transaction is deemed no longer likely to occur, or in the period that the derivative is terminated. For cash flow hedges, a formal assessment is made, both at the hedge’s inception and on an ongoing basis, to determine whether the derivatives that are designated as hedging instruments have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. To the extent the hedge is determined to be ineffective, the ineffective portion is immediately recognized in earnings. When available, quoted market prices or prices obtained through external sources are used to measure a derivative instrument’s fair value. The fair value of these

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

instruments is a function of underlying forward commodity prices or foreign currency exchange rates, related volatility, counterparty creditworthiness and duration of the contracts. Cash flows from derivatives are recognized in the Condensed Consolidated Statements of Cash Flows in a manner consistent with the underlying transactions. See Note 9 - Derivative Financial Instruments for further detail.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, notes and other contractual receivables and derivative financial instruments. The majority of cash and cash equivalents are maintained with two major financial institutions (Bank of America and Wells Fargo Bank, N.A.). Balances with these institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250,000 as of November 30, 2014. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, letters of credit or other collateral, cash deposits and monitoring procedures. The Company is exposed to a residual credit risk with respect to open letters of credit by virtue of the possibility of the failure of a bank providing a letter of credit. The Company had $70 million and $74 million of open letters of credit relating to accounts receivable as of November 30, 2014 and August 31, 2014, respectively. The counterparties to the Company's derivative financial instruments are major financial institutions.
Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, debt and derivative contracts. The Company uses the market approach to value its financial assets and liabilities, determined using available market information. The net carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. For long-term debt, which is primarily at variable interest rates, fair value is estimated using observable inputs (Level 2) and approximates its carrying value. Derivative contracts are reported at fair value. See Note 9 - Derivative Financial Instruments for further detail.
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
Restructuring Charges
Restructuring charges consist of severance, contract termination and other restructuring-related costs. A liability for severance costs is typically recognized when the plan of termination has been communicated to the affected employees and is measured at its fair value at the communication date. Contract termination costs consist primarily of costs that will continue to be incurred under operating leases for their remaining terms without economic benefit to the Company. A liability for contract termination costs is recognized at the date the Company ceases using the rights conveyed by the lease contract and is measured at its fair value, which is determined based on the remaining contractual lease rentals reduced by estimated sublease rentals. A liability for other restructuring-related costs is measured at its fair value in the period in which the liability is incurred. See Note 6 - Restructuring Charges and Other Exit-Related Costs for further detail.
Note 2 - Recent Accounting Pronouncements
In April 2014, an accounting standard update was issued that amends the requirements for reporting discontinued operations, which may include a component of an entity or a group of components of an entity. The amendments limit discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity's operations and financial results. The amendments require expanded disclosure about the assets, liabilities, revenues and expenses of discontinued operations. Further, the amendments require an entity to disclose the pretax profit or loss of an individually significant component that is being disposed of that does not qualify for discontinued operations reporting. The standard is applicable to the Company and is to be applied prospectively to all disposals or classifications as held for sale of components that occur

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
Note 3 - Inventories

Inventories consisted of the following (in thousands):

	November 30, 2014	August 31, 2014
Processed and unprocessed scrap metal	$129,294	$106,877
Semi-finished goods (billets)	11,875	12,920
Finished goods	64,460	59,039
Supplies	38,639	37,336
Inventories	$244,268	$216,172

Note 4 - Goodwill

The Company tests the goodwill in each of its reporting units annually on July 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. There were no triggering events identified during the first quarter of fiscal 2015 requiring an interim goodwill impairment test. A lack of recovery of market conditions in the metals recycling industry from current levels, a sustained trend of weaker than anticipated Company financial performance including the pace and extent of operating margin and volume recovery, a lack of recovery or further decline in the Company’s share price from current levels for a sustained period of time, or an increase in the market-based weighted average cost of capital, among other factors, could significantly impact the impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on the Company’s financial condition and results of operations.

The gross changes in the carrying amount of goodwill by reporting segment for the three months ended November 30, 2014 were as follows (in thousands):

	Metals Recycling Business	Auto Parts Business	Total
Balance as of August 31, 2014	$146,108	$179,795	325,903
Foreign currency translation adjustment	(1,717)	(1,230)	(2,947)
Balance as of November 30, 2014	$144,391	$178,565	$322,956

Accumulated goodwill impairment charges were $321 million as of November 30, 2014 and August 31, 2014.

Note 5 - Commitments and Contingencies

The Company evaluates the adequacy of its environmental liabilities on a quarterly basis. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which liabilities were established.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the Company’s environmental liabilities for the three months ended November 30, 2014 were as follows (in thousands):

Reporting Segment	Balance as of August 31, 2014	Liabilities Established (Released), Net	Payments and Other	Balance as of November 30, 2014	Short-Term	Long-Term
Metals Recycling Business	$30,139	$195	$(331)	$30,003	$496	$29,507
Auto Parts Business	17,822	—	(49)	17,773	554	17,219
Corporate	388	—	(11)	377	77	300
Total	$48,349	$195	$(391)	$48,153	$1,127	$47,026

Metals Recycling Business (“MRB”)
As of November 30, 2014, MRB had environmental liabilities of $30 million for the potential remediation of locations where it has conducted business and has environmental liabilities from historical or recent activities.

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

Other MRB Sites
As of November 30, 2014, the Company had environmental liabilities related to various MRB sites other than Portland Harbor of $29 million. The liabilities relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues and were not individually material at any site.

Auto Parts Business (“APB”)
As of November 30, 2014, the Company had environmental liabilities related to various APB sites of $18 million. The liabilities relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues and were not individually material at any site.

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

SMB had no environmental liabilities as of November 30, 2014.

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

Note 6 - Restructuring Charges and Other Exit-Related Costs

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

In the first quarter of fiscal 2015, the Company announced and began implementing additional productivity initiatives at APB to improve profitability through a combination of revenue drivers and cost reduction initiatives (the “Q1'15 Plan”).

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition to the restructuring charges recorded in connection with these initiatives, the Company incurred other exit-related costs consisting of asset impairments related to site closures. The Company did not incur other exit-related costs during the three months ended November 30, 2014 and 2013.

Restructuring charges were comprised of the following (in thousands):

	Three Months Ended November 30, 2014			Three Months Ended November 30, 2013
	Q1’14 Plan	Q1’15 Plan	Total Charges	Q4’12 Plan	Q1’14 Plan	Total Charges
Restructuring charges:
Severance costs	$27	$—	$27	$26	$1,076	$1,102
Contract termination costs	253	—	253	462	38	500
Other restructuring costs	—	343	343	—	210	210
Total restructuring charges	$280	$343	$623	$488	$1,324	$1,812

	Total Charges
	Q4'12 Plan	Q1’14 Plan	Q1'15 Plan	Total
Total restructuring charges to date	$13,549	$6,050	$343	$19,942
Total expected restructuring charges	$13,550	$6,150	$2,200	$21,900

The following illustrates the reconciliation of the restructuring liability by major type of costs for the three months ended November 30, 2014 (in thousands):

	Q1’14 Plan				Q1’15 Plan				All Plans
	Balance 8/31/2014	Charges	Payments and Other	Balance 11/30/2014	Balance 8/31/2014	Charges	Payments and Other	Balance 11/30/2014	Total Charges to Date	Total Expected Charges
Severance costs	$669	$27	$(294)	$402	$—	$—	$—	$—	$9,818	$10,700
Contract termination costs	500	253	(167)	586	—	—	—	—	5,306	5,400
Other restructuring costs	—	—	—	—	—	343	—	343	4,818	5,800
Total	$1,169	$280	$(461)	$988	$—	$343	$—	$343	$19,942	$21,900

The Q4'12 Plan was substantially completed in fiscal 2014 and all further activity is immaterial. As of November 30, 2014 and August 31, 2014, the restructuring liability for the Q4'12 Plan was $1 million and related to contract terminations.

The amounts of restructuring charges and other exit-related costs relating to each segment were as follows (in thousands):

	Three Months Ended November 30,		Total Charges to Date	Total Expected Charges
	2014	2013
Restructuring charges:
Metals Recycling Business	$255	$1,291	$8,934	$9,000
Auto Parts Business	374	61	1,903	3,750
Unallocated (Corporate)	(6)	460	9,105	9,150
Total restructuring charges	623	1,812	19,942	21,900
Other exit-related costs:
Metals Recycling Business	—	—	566
Total exit-related costs	—	—	566
Total restructuring charges and other exit-related costs	$623	$1,812	$20,508
The Company does not allocate restructuring charges and other exit-related costs to the segments’ operating results because management does not include this information in its measurement of the performance of the operating segments.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Changes in Equity

The following is a summary of the changes in equity for the three months ended November 30, 2014 and 2013 (in thousands):

	Fiscal 2015			Fiscal 2014
	SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity	SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance - September 1 (Beginning of period)	$770,784	$5,193	$775,977	$776,558	$4,641	$781,199
Net income (loss)	(2,472)	871	(1,601)	(6,228)	861	(5,367)
Other comprehensive loss, net of tax	(8,144)	—	(8,144)	(726)	—	(726)
Distributions to noncontrolling interests	—	(1,138)	(1,138)	—	(495)	(495)
Restricted stock withheld for taxes	(1,343)	—	(1,343)	(628)	—	(628)
Stock options exercised	—	—	—	11	—	11
Share-based compensation	2,932	—	2,932	3,868	—	3,868
Excess tax deficiency from stock options exercised and restricted stock units vested	(708)	—	(708)	(589)	—	(589)
Dividends	(5,128)	—	(5,128)	(5,002)	—	(5,002)
Balance - November 30 (End of period)	$755,921	$4,926	$760,847	$767,264	$5,007	$772,271

Note 8 - Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, for the three months ended November 30, 2014 and 2013 were as follows:

	Fiscal 2015				Fiscal 2014
	Foreign Currency Translation Adjustments	Pension Obligations, net	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustments	Pension Obligations, net	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balances - September 1 (Beginning of period)	$(10,663)	$(2,036)	$58	$(12,641)	$(6,423)	$(2,817)	$(121)	$(9,361)
Other comprehensive loss before reclassifications	(7,272)	—	(1,712)	(8,984)	(891)	—	—	(891)
Income tax benefit	—	—	428	428	—	—	—	—
Other comprehensive loss before reclassifications, net of tax	(7,272)	—	(1,284)	(8,556)	(891)	—	—	(891)
Amounts reclassified from accumulated other comprehensive loss	—	49	501	550	—	69	98	167
Income tax (benefit) expense	—	(13)	(125)	(138)	—	(25)	23	(2)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	36	376	412	—	44	121	165
Net periodic other comprehensive income (loss)	(7,272)	36	(908)	(8,144)	(891)	44	121	(726)
Balances - November 30 (End of period	$(17,935)	$(2,000)	$(850)	$(20,785)	$(7,314)	$(2,773)	$—	$(10,087)

Reclassifications from accumulated other comprehensive loss, both individually and in the aggregate, were immaterial to the impacted captions in the Unaudited Condensed Consolidated Statements of Operations.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Derivative Financial Instruments

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
As of November 30, 2014, the Company had foreign currency exchange forward contracts with external counterparties to buy Canadian Dollars for a total notional amount of $51 million, which have various settlement dates through September 30, 2015, and foreign currency exchange forward contracts with external counterparties to sell Canadian Dollars for a total notional amount of $6 million, all of which have a settlement date of December 31, 2014. The contracts with external counterparties are reported at fair value in the Condensed Consolidated Balance Sheets measured using quoted foreign currency exchange rates.

The fair value of derivative instruments in the Condensed Consolidated Balance Sheets is as follows (in thousands):

	Asset (Liability) Derivatives
		Fair Value - Level 2
	Balance Sheet Location	November 30, 2014	August 31, 2014
Foreign currency exchange forward contracts	Prepaid expenses and other current assets	$76	$202
Foreign currency exchange forward contracts	Other accrued liabilities	$(1,304)	$(46)

The following tables summarizes the results of foreign currency exchange derivatives for the three months ended November 30, 2014 (in thousands):

	Derivative Gain (Loss) Recognized
	Three Months Ended November 30, 2014
	Other Comprehensive Income (Loss)	Revenues - Effective Portion	Other Income (Expense), net
Foreign currency exchange forward contracts - designated as cash flow hedges	(1,712)	(501)	54
Foreign currency exchange forward contracts - not designated as cash flow hedges	—	—	(5)

The Company did not have any material derivatives activity for the three months ended November 30, 2013. There was no hedge ineffectiveness with respect to the forward currency exchange cash flow hedges for the three months ended November 30, 2014.

Note 10 - Share-Based Compensation

In the first quarter of fiscal 2015, as part of the annual awards under the Company’s Long-Term Incentive Plan, the Compensation Committee of the Company's Board of Directors granted 268,988 restricted stock units (“RSUs”) and 268,988 performance share awards to the Company's key employees and officers under the Company’s 1993 Amended and Restated Stock Incentive Plan.

The RSUs have a five-year term and vest 20% per year commencing October 31, 2015. The fair value of the RSUs granted was based on the market closing price of the underlying Class A common stock on the grant date and totaled $6 million. The compensation expense associated with the RSUs is recognized over the requisite service period of the awards, net of forfeitures.

The performance-based awards have a two-year performance period consisting of the Company’s fiscal 2015 and fiscal 2016. The performance targets are based on the Company's EBITDA (weighted at 50%) and return on equity (weighted at 50%) for the two years of the performance period, with award payouts ranging from a threshold of 50% to a maximum of 200% for each portion of the awards. Awards will be paid in Class A common stock as soon as practicable after October 31 following the end of the performance period. The estimated fair value of the performance-based awards at the date of grant was $6 million.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Income Taxes

The effective tax rate for the Company’s operations for the three months ended November 30, 2014 was an expense of 0.5% compared to a benefit of 12.7% for the three months ended November 30, 2013.

A reconciliation of the difference between the federal statutory rate and the Company’s effective rate is as follows:

	Three Months Ended November 30,
	2014(1)	2013(1)
Federal statutory rate	35.0%	35.0%
State taxes, net of credits	—	2.5
Foreign income taxed at different rates	(28.5)	(6.5)
Section 199 deduction	0.1	(1.0)
Non-deductible officers’ compensation	—	0.3
Noncontrolling interests	0.1	(0.9)
Research and development credits	—	(0.1)
Valuation allowance on deferred tax assets	(7.0)	(17.0)
Unrecognized tax benefits	(0.2)	—
Other	—	0.4
Effective tax rate	(0.5)%	12.7%
_____________________________

(1)
For periods with reported pre-tax losses, the effect of reconciling items with positive signs is tax benefit in excess of the benefit calculated by applying the federal statutory rate to the pre-tax loss.

The effective tax rate for the first quarter of fiscal 2015 and 2014 was lower than the statutory rate primarily due to the impact of the financial performance of certain foreign operations, which are taxed at more favorable rates, and the impact of recording a full valuation allowance on the current period benefit associated with certain foreign operations losses.
The Company files federal and state income tax returns in the U.S. and foreign tax returns in Puerto Rico and Canada. For U.S. federal income tax returns, fiscal years 2011 to 2014 remain subject to examination and the income tax return for fiscal year 2012 is currently under examination. Canada and multiple state tax authorities are currently examining the Company's tax returns for fiscal years 2009 to 2012.

Note 12 - Net Loss Per Share

The following table sets forth the information used to compute basic and diluted net loss per share attributable to SSI (in thousands):

	Three Months Ended November 30,
	2014	2013
Net loss	$(1,601)	$(5,367)
Net income attributable to noncontrolling interests	(871)	(861)
Net loss attributable to SSI	$(2,472)	$(6,228)
Computation of shares:
Weighted average common shares outstanding, basic	26,944	26,755
Incremental common shares attributable to dilutive stock options, performance share awards, DSUs and RSUs	—	—
Weighted average common shares outstanding, diluted	26,944	26,755

Common stock equivalent shares of 1,365,414 and 1,106,990 were considered antidilutive and were excluded from the calculation of diluted net loss per share for the three months ended November 30, 2014 and 2013, respectively.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Related Party Transactions

The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $7 million for the three months ended November 30, 2014 and 2013. Amounts receivable from joint venture partners were $1 million as of November 30, 2014 and August 31, 2014.

Thomas D. Klauer, Jr., who had been President of the Company’s Auto Parts Business, prior to his retirement on January 5, 2015, is the sole shareholder of a corporation that is the 25% minority partner in a partnership in which the Company is the 75% partner and which operates five self-service stores in Northern California. Mr. Klauer’s 25% share of the profits of this partnership totaled $1 million and less than $1 million for the three months ended November 30, 2014 and 2013, respectively. The partnership leases properties from entities in which Mr. Klauer has ownership interests under agreements that expire in March 2016 with options to renew the leases, upon expiration, for multiple periods. The rent paid by the partnership to the entities in which Mr. Klauer has ownership interests was less than $1 million for the three months ended November 30, 2014 and 2013.

Certain members of the Schnitzer family own significant interests in, or are related to owners of, MMGL Corp, (“MMGL,” formerly known as Schnitzer Investment Corp.), which is engaged in the real estate business and was a subsidiary of the Company prior to 1989. MMGL is considered a related party for financial reporting purposes. The Company and MMGL are both potentially responsible parties with respect to Portland Harbor, which has been designated as a Superfund site since December 2000. The Company and MMGL have worked together in response to Portland Harbor matters, and the Company has paid all of the legal and consulting fees for the joint defense, in part due to its environmental indemnity obligation to MMGL with respect to the Portland scrap metal operations property. The Company and MMGL have agreed to an equitable cost sharing arrangement with respect to defense costs under which MMGL will pay 50% of the legal and consulting costs, net of insurance recoveries. The amounts receivable from (payable to) MMGL vary from period to period because of the timing of incurring legal and consulting fees, payments for cost reimbursements and insurance recoveries. Amounts receivable from MMGL under this agreement were less than $1 million and $1 million as of November 30, 2014 and August 31, 2014.

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

Intersegment sales from MRB to SMB are made at rates that approximate market prices for shipments from the West Coast of the U.S. In addition, the Company has intersegment sales of autobodies from APB to MRB at rates that approximate market prices. These intercompany sales tend to produce intercompany profits which are not recognized until the finished products are ultimately sold to third parties.

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

The table below illustrates the Company’s operating results by reporting segment (in thousands):

	Three Months Ended November 30,
	2014	2013
Revenues:
Metals Recycling Business:
Revenues	$456,278	$490,309
Less: Intersegment revenues	(55,282)	(49,751)
MRB external customer revenues	400,996	440,558
Auto Parts Business:
Revenues	80,921	79,635
Less: Intersegment revenues	(21,545)	(20,571)
APB external customer revenues	59,376	59,064
Steel Manufacturing Business:
Revenues	95,218	88,123
Total revenues	$555,590	$587,745

The table below illustrates the reconciliation of the Company’s segment operating income to loss before income taxes (in thousands):

	Three Months Ended November 30,
	2014	2013
Metals Recycling Business	$1,922	$590
Auto Parts Business	1,961	5,609
Steel Manufacturing Business	6,207	1,744
Segment operating income	10,090	7,943
Restructuring charges and other exit-related costs	(623)	(1,812)
Corporate and eliminations	(9,389)	(9,756)
Operating income (loss)	78	(3,625)
Interest expense	(2,424)	(2,702)
Other income, net	753	176
Loss before income taxes	$(1,593)	$(6,151)

The following is a summary of the Company’s total assets by reporting segment (in thousands):

	November 30, 2014	August 31, 2014
Metals Recycling Business(1)	$1,331,320	$1,343,771
Auto Parts Business	359,260	361,411
Steel Manufacturing Business	356,348	350,344
Total segment assets	2,046,928	2,055,526
Corporate and eliminations	(724,752)	(700,316)
Total assets	$1,322,176	$1,355,210
_____________________________

(1)	MRB total assets include $15 million as of November 30, 2014 and August 31, 2014 for investments in joint venture partnerships.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section includes a discussion of our operations for the three months ended November 30, 2014 and 2013. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2014 and the Unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in Part I, Item 1 of this report.
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
Forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding our expectations, intentions, beliefs and strategies regarding the future, which may include statements regarding trends, cyclicality and changes in the markets we sell into; strategic direction; changes to manufacturing and production processes; the cost of and the status of any agreements or actions related to our compliance with environmental and other laws; expected tax rates, deductions and credits; the realization of deferred tax assets; planned capital expenditures; liquidity positions; ability to generate cash from continuing operations; the potential impact of adopting new accounting pronouncements; expected results, including pricing, sales volumes and profitability; obligations under our retirement plans; benefits, savings or additional costs from business realignment,cost containment and productivity improvement programs; and the adequacy of accruals.
When used in this report, the words “believes,” “expects,” “anticipates,” “intends,” “assumes,” “estimates,” “evaluates,” “may,” “could,” “opinions,” “forecasts,” “future,” “forward,” “potential,” “probable,” and similar expressions are intended to identify forward-looking statements.
We may make other forward-looking statements from time to time, including in reports filed with the Securities and Exchange Commission, press releases and public conference calls. All forward-looking statements we make are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements, except as may be required by law. Our business is subject to the effects of changes in domestic and global economic conditions and a number of other risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in “Item 1A. Risk Factors” of Part I of our most recent annual report on Form 10-K. Examples of these risks include: potential environmental cleanup costs related to the Portland Harbor Superfund site; the impact of general economic conditions; volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; difficulties associated with acquisitions and integration of acquired businesses; the impact of goodwill impairment charges; the impact of long-lived asset impairment charges; the realization of expected cost reductions related to restructuring initiatives; the benefit of business realignment, cost containment and productivity improvement programs and initiatives; the inability of customers to fulfill their contractual obligations; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and existing credit facilities; restrictions on our business and financial covenants under our bank credit agreement; the impact of the consolidation in the steel industry; the impact of imports of foreign steel into the U.S.; inability to realize expected benefits from investments in technology; freight rates and availability of transportation; impact of equipment upgrades and failures on production; product liability claims; the impact of impairment of our deferred tax assets; the impact of a cybersecurity incident; costs associated with compliance with environmental regulations; the adverse impact of climate change; inability to obtain or renew business licenses and permits; compliance with greenhouse gas emission regulations; reliance on employees subject to collective bargaining agreements; and the impact of the underfunded status of multiemployer plans in which we participate.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

General
Founded in 1906, Schnitzer Steel Industries, Inc., an Oregon corporation, is one of North America's largest recyclers of ferrous and nonferrous scrap metal, a leading recycler of used and salvaged vehicles and a manufacturer of finished steel products.
We operate in three reporting segments: the Metals Recycling Business (“MRB”), the Auto Parts Business (“APB”) and the Steel Manufacturing Business (“SMB”), which collectively provide an end-of-life cycle solution for a variety of products through our integrated businesses. We use operating income to measure our segments’ performance. Restructuring charges and other exit-related costs are not allocated to segment operating income because we do not include this information in our measurement of the segments’ performance. Corporate expense consists primarily of unallocated expense for management and administrative services that benefit all three reporting segments. As a result of this unallocated expense, the operating income of each reporting segment does not reflect the operating income the reporting segment would report as a stand-alone business. For further information regarding our reporting segments, see Note 14 - Segment Information in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
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
Executive Overview of Financial Results for the First Quarter of Fiscal 2015

We generated consolidated revenues of $556 million in the first quarter of fiscal 2015, a decrease of 5% from the $588 million of consolidated revenues in the first quarter of fiscal 2014. Overall consolidated revenues decreased primarily due to lower average net selling prices for ferrous metal and reduced sales volumes of export ferrous metal as a result of continued weak market conditions. Weak export demand for ferrous metal resulted primarily from a combination of global steelmaking overcapacity and a strengthening of the U.S. currency during the period. These impacts were only partially offset by higher average selling prices for our finished steel products compared to the prior year period.
Consolidated operating income was slightly above break-even in the first quarter of fiscal 2015, compared to a consolidated operating loss of $4 million in the first quarter of fiscal 2014. Adjusted consolidated operating income in the first quarter of fiscal 2015, which excludes the impact of reselling or modifying the terms of certain previously contracted bulk ferrous shipments and restructuring and other exit-related costs, was $6 million compared to an adjusted consolidated operating loss of $2 million in the first quarter of fiscal 2014 (see the reconciliation of adjusted consolidated operating income (loss) in Non-GAAP Financial Measures at the end of Item 2). Export net selling prices for shipments of recycled ferrous metal in the first quarter of fiscal 2015 declined sharply by approximately $80 per ton, or 20%, compared to the end of the fourth quarter of fiscal 2014 due to weaker global demand. In an environment of declining commodity selling prices as experienced in the first quarter of fiscal 2015, average inventory costs did not decrease as quickly as purchase costs for raw materials, resulting in a substantial adverse effect on cost of goods sold and compression of operating margins at MRB and APB. The lower price environment during the quarter also adversely impacted the supply of scrap metal, which led to lower processed volumes further compressing operating margins at MRB. In the first quarter of fiscal 2015, the operating results of MRB were adversely impacted by $6 million from the resale or modification of the terms, each at significantly lower prices, of certain previously contracted ferrous bulk shipments for delivery during the quarter. These adverse effects were partially offset by the benefits from productivity initiatives, primarily at MRB, and an increase in operating income at SMB of $4 million primarily as a result of higher selling prices for finished steel products and higher rolling mill utilization. The combination of these effects resulted in improved consolidated operating results in the first quarter of fiscal 2015 compared to the prior year quarter. Consolidated operating results in the first quarter of fiscal 2014 also included $1 million of operating losses related to store locations acquired or opened by APB during the prior twelve months and the recognition of bad debt expense of $1 million by SMB.

In fiscal 2014, we implemented restructuring and productivity initiatives to reduce our annual operating expenses by approximately $40 million, with the full annual benefit expected to be achieved in fiscal 2015. In the first quarter of fiscal 2015, we achieved a benefit of approximately $10 million, compared to a benefit of approximately $4 million in the prior year period. The reduction in expenses was from a combination of headcount reductions, implementation of operational efficiencies, reduced lease costs and other productivity improvements. We initiated and implemented additional productivity initiatives at APB in the first quarter of

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

fiscal 2015 to improve profitability through a combination of revenue drivers and cost reduction initiatives. In addition to the measures announced in October 2014 with a targeted annual improvement of $7 million, we have identified incremental cost reduction and productivity initiatives aimed at reducing selling, general and administrative ("SG&A") expense and have increased the overall targeted annual improvement at APB to $14 million, with approximately 50% of that amount expected to benefit fiscal 2015, primarily in the second half, and the full annual run rate expected to be achieved in fiscal 2016.
The following items summarize our consolidated financial results for the first quarter of fiscal 2015:

•	Revenues of $556 million, compared to $588 million in the first quarter of fiscal 2014;

•	Slightly above break-even operating results, compared to an operating loss of $4 million in the first quarter of fiscal 2014;

•
Adjusted operating income of $6 million, compared to adjusted operating loss of $2 million in the first quarter of fiscal 2014 (see reconciliation of adjusted consolidated operating income (loss) in Non-GAAP Financial Measures at the end of Item 2);

•	Net loss attributable to SSI of $2 million, or $(0.09) per diluted share, compared to net loss attributable to SSI of $6 million, or $(0.23) per diluted share, in the first quarter of fiscal 2014;

•
Adjusted net income attributable to SSI of $2 million, or $0.08 per diluted share, compared to adjusted net loss attributable to SSI of $5 million, or $(0.18) per diluted share, in the first quarter of fiscal 2014 (see the reconciliation of adjusted net income (loss) and adjusted diluted earnings per share in Non-GAAP Financial Measures at the end of Item 2);

•	Net cash used in operating activities of $16 million, compared to net cash provided by operating activities of $26 million in the prior year period; and

•
Debt, net of cash, of $326 million as of November 30, 2014, compared to $294 million as of August 31, 2014 (see the reconciliation of debt, net of cash in Non-GAAP Financial Measures at the end of Item 2).

The following items highlight the financial results for our reporting segments for the first quarter of fiscal 2015:

•	MRB revenues and operating income of $456 million and $2 million, respectively, compared to $490 million and $1 million, respectively, in the first quarter of fiscal 2014;

•	APB revenues and operating income of $81 million and $2 million, respectively, compared to $80 million and $6 million, respectively, in the first quarter of fiscal 2014; and

•	SMB revenues and operating income of $95 million and $6 million, respectively, compared to $88 million and $2 million, respectively, in the first quarter of fiscal 2014.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

	Three Months Ended November 30,
($ in thousands)	2014	2013	% Change
Revenues:
Metals Recycling Business	$456,278	$490,309	(7)%
Auto Parts Business	80,921	79,635	2%
Steel Manufacturing Business	95,218	88,123	8%
Intercompany revenue eliminations(1)	(76,827)	(70,322)	9%
Total revenues	555,590	587,745	(5)%
Cost of goods sold:
Metals Recycling Business	433,879	468,601	(7)%
Auto Parts Business	65,298	59,383	10%
Steel Manufacturing Business	87,304	83,680	4%
Intercompany cost of goods sold eliminations(1)	(76,459)	(69,247)	10%
Total cost of goods sold	510,022	542,417	(6)%
Selling, general and administrative expense:
Metals Recycling Business	21,004	21,483	(2)%
Auto Parts Business	13,662	14,643	(7)%
Steel Manufacturing Business	1,707	2,699	(37)%
Corporate(2)	8,994	8,725	3%
Total selling, general and administrative expense	45,367	47,550	(5)%
(Income) loss from joint ventures:
Metals Recycling Business	(527)	(365)	44%
Change in intercompany profit elimination(3)	27	(44)	NM
Total income from joint ventures	(500)	(409)	22%
Operating income:
Metals Recycling Business	1,922	590	226%
Auto Parts Business	1,961	5,609	(65)%
Steel Manufacturing Business	6,207	1,744	256%
Segment operating income	10,090	7,943	27%
Restructuring charges and other exit-related costs(4)	(623)	(1,812)	(66)%
Corporate expense(2)	(8,994)	(8,725)	3%
Change in intercompany profit elimination(5)	(395)	(1,031)	(62)%
Total operating income (loss)	$78	$(3,625)	NM
_____________________________

(1)
MRB sells ferrous recycled metal to SMB at rates per ton that approximate U.S. West Coast market prices. In addition, APB sells ferrous and nonferrous material to MRB at prices that approximate local market rates. These intercompany revenues and cost of goods sold are eliminated in consolidation.

(2)
Corporate expense consists primarily of unallocated expenses for services that benefit all three reporting segments. As a consequence of this unallocated expense, the operating income of each segment does not reflect the operating income the segment would have as a stand-alone business.

(3)
The joint ventures sell recycled metal to MRB and to SMB at prices that approximate local market rates, which produces intercompany profit. This intercompany profit is eliminated while the products remain in inventory and is not recognized until the finished products are sold to third parties.

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

Revenues
Consolidated revenues in the first quarter of fiscal 2015 were $556 million, a decrease of 5% compared to the same period in the prior year. The decrease was primarily due to lower average net selling prices for ferrous metal and reduced sales volumes of export ferrous metal as a result of continued weak market conditions. Weak export demand for ferrous metal resulted primarily from a combination of global steelmaking overcapacity and a strengthening of the U.S. currency during the period. These impacts were only partially offset by higher average selling prices for our finished steel products compared to the prior year period.
Operating Income
Consolidated operating income in the first quarter of fiscal 2015 was slightly above break-even compared to a consolidated operating loss of $4 million in the same period in the prior year. Adjusted consolidated operating income in the first quarter of fiscal 2015, which excludes the impact of reselling or modifying the terms of certain previously contracted bulk ferrous shipments and restructuring and other exit-related costs, was $6 million compared to an adjusted consolidated operating loss of $2 million in the first quarter of fiscal 2014 (see reconciliation of adjusted consolidated operating income (loss) in Non-GAAP Financial Measures at the end of Item 2). Export net selling prices for shipments of recycled ferrous metal in the first quarter of fiscal 2015 declined sharply by approximately $80 per ton, or 20%, compared to the end of the fourth quarter of fiscal 2014 due to weaker global demand. In an environment of declining commodity selling prices as experienced in the first quarter of fiscal 2015, average inventory costs did not decrease as quickly as purchase costs for raw materials, resulting in a substantial adverse effect on cost of goods sold and compression of operating margins at MRB and APB. The lower price environment during the quarter also adversely impacted the supply of scrap metal, which led to lower processed volumes further compressing operating margins at MRB. In the first quarter of fiscal 2015, the operating results of MRB were adversely impacted by $6 million from the resale or modification of the terms, each at significantly lower prices, of certain previously contracted ferrous bulk shipments for delivery during the quarter. Due to the sharp decline in selling prices that occurred during the first quarter of fiscal 2015, the revised prices associated with these shipments were significantly lower than the prices in the original sales contracts entered into between August and October 2014. These adverse effects were partially offset by the benefits from productivity and cost saving initiatives on cost of goods sold and SG&A expense and an increase in operating income at SMB of $4 million primarily as a result of higher selling prices for finished steel products and higher rolling mill utilization. The combination of these effects resulted in improved consolidated operating results in the first quarter of fiscal 2015 compared to the prior year quarter. Consolidated operating results in the first quarter of fiscal 2014 also included $1 million of operating losses related to store locations acquired or opened by APB during the prior twelve months and the recognition of bad debt expense of $1 million by SMB.
Consolidated operating income in the first quarter of fiscal 2015 included restructuring charges and other exit-related costs of $1 million consisting of severance, contract termination, and other restructuring costs, compared to charges of $2 million in the prior year period. These charges relate to restructuring initiatives under three separate plans announced in the fourth quarter of fiscal 2012 (the “Q4’12 Plan”), the first quarter of fiscal 2014 (the “Q1’14 Plan”) and the first quarter of fiscal 2015 (the “Q1’15 Plan”), respectively.
In the first quarter of fiscal 2014, we initiated the Q1’14 Plan and began implementing restructuring and productivity initiatives to further reduce our annual operating expenses by approximately $30 million, which was subsequently increased to $40 million later in the fiscal year. We achieved approximately $29 million of benefit in fiscal 2014, with the full annual benefit expected to be achieved in fiscal 2015. In the first quarter of fiscal 2015, we achieved a benefit of $10 million, compared to a benefit of $4 million in the prior year quarter. The majority of the reduction in operating expenses occurred at MRB and resulted from a combination of headcount reductions, implementation of operational efficiencies, reduced lease costs and other productivity improvements. We expect to incur restructuring charges of approximately $6 million in connection with the Q1’14 Plan, which were substantially incurred in fiscal 2014. The remaining charges are expected to be incurred by the end of fiscal 2017. The vast majority of these charges require us to make cash payments.
In the first quarter of fiscal 2015, we initiated the Q1'15 Plan and started implementing additional productivity initiatives at APB to improve profitability through a combination of revenue drivers and cost reduction initiatives. In addition to the measures announced in October 2014 with a targeted annual improvement of $7 million, we have identified incremental cost reduction and productivity initiatives aimed at reducing selling, general and administrative expense in connection with the Q1'15 Plan and have increased the overall targeted annual improvement at APB to $14 million, with approximately 50% of that amount expected to benefit fiscal 2015, primarily in the second half, and the full annual run rate expected to be achieved in fiscal 2016. We expect to incur restructuring charges of approximately $2 million in connection with the Q1’15 Plan, substantially all of which are expected to be incurred in fiscal 2015. The vast majority of these charges require us to make cash payments.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Restructuring charges and other exit-related costs for the three months ended November 30, 2014 and 2013 were comprised of the following (in thousands):

	Three Months Ended November 30, 2014			Three Months Ended November 30, 2013
	Q1’14 Plan	Q1’15 Plan	Total Charges	Q4’12 Plan	Q1’14 Plan	Total Charges
Restructuring charges:
Severance costs	$27	$—	$27	$26	$1,076	$1,102
Contract termination costs	253	—	253	462	38	500
Other restructuring costs	—	343	343	—	210	210
Total restructuring charges	$280	$343	$623	$488	$1,324	$1,812

See Note 6 - Restructuring Charges and Other Exit-Related Costs in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional details on restructuring charges.

Income Tax Expense
Our effective tax rate for the first quarter of fiscal 2015 was an expense of 0.5% compared to a benefit of 12.7% for the same period in the prior year.

The effective tax rate for the first quarter of fiscal 2015 and 2014 was lower than the federal statutory rate of 35% primarily due to the impact of the financial performance of certain foreign operations, which are taxed at more favorable rates, and the impact of recording a full valuation allowance on the current period benefit associated with certain foreign operations losses.

The effective tax rate for fiscal 2015 is expected to be approximately 27%, subject to financial performance for the remainder of the year.

Financial Results by Segment
We operate our business across three reporting segments: MRB, APB and SMB. Additional financial information relating to these reporting segments is contained in Note 14 - Segment Information in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Metals Recycling Business

	Three Months Ended November 30,
($ in thousands, except for prices)	2014	2013	% Change
Ferrous revenues	$337,578	$369,555	(9)%
Nonferrous revenues	112,593	113,154	—%
Other	6,107	7,600	(20)%
Total segment revenues	456,278	490,309	(7)%
Cost of goods sold	433,879	468,601	(7)%
Selling, general and administrative expense	21,004	21,483	(2)%
Income from joint ventures	(527)	(365)	44%
Segment operating income	$1,922	$590	226%
Average ferrous recycled metal sales prices ($/LT):(1)
Domestic	$344	$356	(3)%
Foreign	$319	$344	(7)%
Average	$328	$348	(6)%
Ferrous sales volume (LT, in thousands):
Domestic	334	323	3%
Foreign	605	655	(8)%
Total ferrous sales volume (LT, in thousands)	939	978	(4)%
Average nonferrous sales price ($/pound)(1)	$0.85	$0.89	(4)%
Nonferrous sales volumes (pounds, in thousands)	127,473	123,941	3%
Outbound freight included in cost of goods sold	$34,489	$32,583	6%
_____________________________
LT = Long Ton, which is 2,240 pounds

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

Revenues
Revenues in the first quarter of fiscal 2015 decreased by 7% compared to the prior year period primarily due to lower average net selling prices for ferrous metal and reduced sales volumes of export ferrous metal as a result of continued weak market conditions. Weak export demand for ferrous metal resulted primarily from a combination of global steelmaking overcapacity and a strengthening of the U.S. currency during the period.
Segment Operating Income
Operating income for the first quarter of fiscal 2015 was $2 million compared to $1 million in the prior year period. Adjusted operating income in the first quarter of fiscal 2015, which excludes the impact of reselling or modifying the terms of certain previously contracted bulk ferrous shipments, was $8 million, compared to $1 million in the prior year period (see reconciliation of adjusted MRB operating income in Non-GAAP Financial Measures at the end of Item 2). Export net selling prices for shipments of recycled ferrous metal in the first quarter of fiscal 2015 declined sharply by approximately $80 per ton, or 20%, compared to the end of the fourth quarter of fiscal 2014 due to weaker global demand. In an environment of declining commodity selling prices as experienced in the first quarter of fiscal 2015, average inventory costs did not decrease as quickly as purchase costs for raw materials, resulting in a substantial adverse effect on cost of goods sold and compression of operating margins. The lower price environment during the quarter also adversely impacted the supply of scrap metal, which led to lower processed volumes further compressing operating margins. In the first quarter of fiscal 2015, the operating results of MRB were adversely impacted by $6 million from the resale or modification of the terms, each at significantly lower prices, of certain previously contracted ferrous bulk shipments for delivery during the quarter. Due to the sharp decline in selling prices that occurred during the first quarter of fiscal 2015, the revised prices associated with these shipments were significantly lower than the prices in the original sales contracts entered into between August and October 2014. The benefits from productivity and cost saving initiatives on cost of goods sold and SG&A expense partially offset the adverse effects of the continued weak market conditions resulting in improved operating results in the first quarter of fiscal 2015 compared to the prior year quarter, which also experienced constrained supply conditions and operating margin compression, but comparably lower benefits from productivity and cost saving initiatives.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Auto Parts Business

	Three Months Ended November 30,
($ in thousands)	2014	2013	% Change
Revenues	$80,921	$79,635	2%
Cost of goods sold	65,298	59,383	10%
Selling, general and administrative expense	13,662	14,643	(7)%
Segment operating income	$1,961	$5,609	(65)%
Number of stores at period end	62	62	—%
Cars purchased (in thousands)	97	91	7%

Revenues
Revenues in the first quarter of fiscal 2015 increased by 2% compared to the prior year period primarily due to higher sales volumes, including from new stores acquired or opened in fiscal 2014, partially offset by lower commodity prices.
Segment Operating Income
Operating income for the first quarter of fiscal 2015 decreased by 65% compared to the same period in the prior year. The benefits on operating margins from higher volumes were more than offset by a compression in operating margins primarily due to the sharp reduction in ferrous commodity selling prices during the first quarter of fiscal 2015, which led to an adverse effect on cost of goods sold from average inventory costs not decreasing as quickly as purchase costs for raw materials.
Steel Manufacturing Business

	Three Months Ended November 30,
($ in thousands, except for price)	2014	2013	% Change
Revenues	$95,218	$88,123	8%
Cost of goods sold	87,304	83,680	4%
Selling, general and administrative expense	1,707	2,699	(37)%
Segment operating income	$6,207	$1,744	256%
Finished steel products average sales price ($/ton)(1)	$683	$657	4%
Finished steel products sold (tons, in thousands)	127	128	(1)%
Rolling mill utilization	72%	65%
_____________________________

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

Revenues
Revenues for the first quarter of fiscal 2015 increased by 8% compared to the same period in the prior year due to increased average selling prices as a result of higher demand in our West Coast markets mainly driven by improved non-residential construction.
Segment Operating Income
Operating income for the first quarter of fiscal 2015 increased significantly compared to the prior year period due to higher average sales prices for finished steel products, higher rolling mill utilization and benefits from productivity improvements, which generated higher operational efficiencies. Operating income for the first quarter of fiscal 2014 included recognition of bad debt expense of $1 million.

Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.

Sources and Uses of Cash
We had cash balances of $15 million and $26 million as of November 30, 2014 and August 31, 2014, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, acquisitions, dividends and share repurchases. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of November 30, 2014, debt, net of cash, was

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

$326 million compared to $294 million as of August 31, 2014 (refer to Non-GAAP Financial Measures below), an increase of $32 million mainly as a result of higher net working capital primarily due to the timing of inventory purchases and sales. Our cash balances as of November 30, 2014 and August 31, 2014 include $4 million which are indefinitely reinvested in Puerto Rico and Canada.
Operating Activities
Net cash used in operating activities in the first three months of fiscal 2015 was $16 million, compared to net cash provided by operating activities of $26 million in the first three months of fiscal 2014.

Sources of cash in the first three months of fiscal 2015 included a $31 million decrease in accounts receivable due to the timing of sales and collections. Uses of cash included in the first three months of fiscal 2015 included a $26 million increase in inventory due to higher volumes on hand including the impact of timing of purchases and sales and a $25 million decrease in accounts payable due to the timing of payments.

Sources of cash in the first three months of fiscal 2014 included a $57 million decrease in accounts receivable due to the timing of sales and collections. Uses of cash included a $39 million increase in inventory due to higher volumes on hand including the impact of timing of purchases and sales.

Investing Activities
Net cash used in investing activities in the first three months of fiscal 2015 was $9 million, compared to $16 million in the first three months of fiscal 2014.

Cash used in investing activities in the first three months of fiscal 2015 included capital expenditures of $10 million to upgrade our equipment and infrastructure, compared to $14 million in the first three months of fiscal 2014.

Financing Activities
Net cash provided by financing activities in the first three months of fiscal 2015 was $14 million, compared $6 million in the first three months of fiscal 2014.

Cash used in financing activities in the first three months of fiscal 2015 was primarily due to $22 million in net borrowings of debt (refer to Non-GAAP Financial Measures below) mainly used to support higher net working capital primarily due to the timing of inventory purchases and sales. Uses of cash included $5 million for dividends.

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

We had borrowings outstanding under the credit facility of $327 million as of November 30, 2014 and $305 million as of August 31, 2014. The weighted average interest rate on amounts outstanding under this facility was 1.94% and 1.91% as of November 30, 2014 and August 31, 2014, respectively.

We also have an unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. that expires March 1, 2015. Interest rates are set by the bank at the time of borrowing. We had no borrowings outstanding under this line of credit as of November 30, 2014 and August 31, 2014.

We use these credit facilities to fund working capital requirements, acquisitions, capital expenditures, dividends and share repurchases. The two bank credit agreements contain various representations and warranties, events of default and financial and other covenants which could limit or restrict our ability to create liens, raise additional capital, enter into transactions with affiliates,

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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

As of November 30, 2014, we were in compliance with these financial covenants. The consolidated fixed charge coverage ratio is required to be no less than 1.50 to 1 and was 2.53 to 1 as of November 30, 2014. The consolidated leverage ratio is required to be no more than 0.55 to 1 and was 0.32 to 1 as of November 30, 2014. While we expect to remain in compliance with these covenants, there can be no assurance that we will be able to do so in the event of a sustained deterioration from current market conditions or other negative factors which adversely impact our results of operations and financial position, and lead to a trend of consolidated operating losses. If we do not maintain compliance with our financial covenants and are unable to obtain an amendment or waiver from our lenders, a breach of either covenant would constitute an event of default and allow the lenders to exercise remedies under the agreements, the most severe of which is the termination of the credit facility under our committed bank credit agreement and acceleration of the amounts owed under both agreements. In such case, we would be required to evaluate available alternatives and take appropriate steps to obtain alternative funds. There can be no assurance that any such alternative funds, if sought, could be obtained or, if obtained, would be adequate or on acceptable terms.

In addition, as of November 30, 2014 and August 31, 2014, we had $8 million of long-term tax-exempt bonds outstanding that mature in January 2021.

Capital Expenditures
Capital expenditures totaled $10 million for the first three months of fiscal 2015, compared to $14 million for the same period in the prior year. We currently plan to invest up to $40 million in capital expenditures on upgrades in fiscal 2015, similar to the upgrades in fiscal 2014, exclusive of any capital expenditures for growth projects, using cash generated from operations and available lines of credit.

Dividends
On October 30, 2014 our Board of Directors declared a dividend for the first quarter of fiscal 2015 of $0.1875 per common share, which equates to an annual cash dividend of $0.75 per common share. The dividend was paid on November 24, 2014.

Environmental Compliance
Our commitment to sustainable recycling and to operating our business in an environmentally responsible manner requires us to continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures, we invested $2 million in capital expenditures for environmental projects during the first three months of fiscal 2015, and plan to invest up to $12 million for such projects in fiscal 2015. These projects include investments in storm water systems and equipment to ensure ongoing compliance with air quality and other environmental regulations.

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

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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

Off-Balance Sheet Arrangements

None.
Contractual Obligations
There were no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended August 31, 2014.
We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. At November 30, 2014, we had $16 million outstanding under these arrangements.

Critical Accounting Policies and Estimates
We reaffirm our critical accounting policies and estimates as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended August 31, 2014, except for the following:
Goodwill
There were no triggering events identified during the first quarter of fiscal 2015 requiring an interim impairment test of goodwill allocated to our reporting units. A lack of recovery of market conditions in the metals recycling industry from current levels, a trend of weaker than anticipated Company financial performance including the pace and extent of operating margin and volume recovery, a lack of recovery or further decline in our share price from current levels for a sustained period of time, or an increase in the market-based weighted average cost of capital, among other factors, could significantly impact our impairment analysis and may result in future goodwill impairment charges which, if incurred, could have a material adverse effect on our financial condition and results of operations. See Note 4 - Goodwill in the Notes to the Unaudited Condensed Consolidated Financial Statements, Part 1, Item 1 of this report for further detail.
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
The following is a reconciliation of debt, net of cash (in thousands):

	November 30, 2014	August 31, 2014
Short-term borrowings	$471	$523
Long-term debt, net of current maturities	340,355	318,842
Total debt	340,826	319,365
Less: cash and cash equivalents	14,666	25,672
Total debt, net of cash	$326,160	$293,693
Net borrowings (repayments) of debt
Net borrowings (repayments) of debt is the sum of borrowings from long-term debt, repayments of long-term debt, proceeds from line of credit, and repayment of line of credit. We present this amount as the net change in borrowings (repayments) for the period because we believe it is useful for investors as a meaningful presentation of the change in debt.
The following is a reconciliation of net borrowings (repayments) of debt (in thousands):

	Three Months Ended November 30,
	2014	2013
Borrowings from long-term debt	$70,848	$119,269
Proceeds from line of credit	48,000	147,500
Repayment of long-term debt	(49,192)	(98,472)
Repayment of line of credit	(48,000)	(156,000)
Net borrowings (repayments) of debt	$21,656	$12,297
Adjusted consolidated operating income (loss), adjusted MRB operating income, adjusted net income (loss) and adjusted diluted earnings per share attributable to SSI
We present adjusted consolidated operating income (loss), adjusted MRB operating income, adjusted net income (loss) attributable to SSI and adjusted diluted earnings per share attributable to SSI because we believe these measures provide a meaningful presentation of our results from core business operations excluding adjustments for restructuring charges and other exit-related costs that are not related to core underlying business operations and improve the period-to-period comparability of our results from core business operations. To improve comparability of our operating performance between periods, these measures also exclude the impact on operating results in fiscal 2015 from the resale or modification of the terms, each at significantly lower prices, of certain previously contracted ferrous bulk shipments for delivery during the first quarter of fiscal 2015. Due to the sharp decline in selling prices that occurred during the first quarter of fiscal 2015, the revised prices associated with these shipments were significantly lower than the prices in the original sales contracts entered into between August and October 2014.
The following is a reconciliation of the adjusted consolidated operating income (loss), adjusted MRB operating income, adjusted net income (loss) attributable to SSI and adjusted diluted earnings per share attributable to SSI (in thousands, except per share data):

	Three Months Ended November 30,
	2014	2013
Consolidated operating income (loss):
As reported	$78	$(3,625)
Restructuring charges and other exit-related costs	623	1,812
Resale or modification of certain previously contracted shipments	5,581	—
Adjusted	$6,282	$(1,813)

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

MRB operating income:
As reported	$1,922	$590
Resale or modification of certain previously contracted shipments	5,581	—
Adjusted	$7,503	$590

Net income (loss) attributable to SSI:
As reported	$(2,472)	$(6,228)
Restructuring charges and other exit-related costs, net of tax	474	1,279
Resale or modification of certain previously contracted shipments, net of tax	4,156	—
Adjusted	$2,158	$(4,949)

Diluted earnings per share attributable to SSI:
As reported	$(0.09)	$(0.23)
Restructuring charges and other exit-related costs, net of tax, per share	0.02	0.05
Resale or modification of certain previously contracted shipments, net of tax, per share	0.15	—
Adjusted	$0.08	$(0.18)
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
Commodity Price Risk
We are exposed to commodity price risk, mainly associated with variations in the market price for finished steel products, ferrous and nonferrous metals, including scrap metal, autobodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to increases and decreases in forward selling prices by adjusting purchase prices on a timely basis. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of the shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices at November 30, 2014, a 10% decrease in the selling price per ton of finished steel products would have caused an NRV inventory write down of $3 million at SMB. A 10% decrease in the selling price of inventory would not have had a material NRV impact on MRB or APB as of November 30, 2014.
Interest Rate Risk
There have been no material changes to our disclosure regarding interest rate risk set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended August 31, 2014.
Credit Risk
As of November 30, 2014 and August 31, 2014, 44% and 39%, respectively, of our trade accounts receivable balance was covered by letters of credit. Of the remaining balance as of November 30, 2014 and August 31, 2014, 96% was less than 60 days past due.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk, mainly associated with sales transactions and related accounts receivable denominated in the U.S. Dollar by our Canadian subsidiary with a functional currency of the Canadian Dollar. In certain instances, we use derivatives to manage some portion of this risk. Our derivatives are agreements with independent counterparties that provide for payments based on a notional amount. As of November 30, 2014, all of our derivative transactions were related to actual or anticipated economic transactions in the normal course of business. A change in foreign exchange rates by 10% would have changed the fair value of these contracts reported in our Condensed Consolidated Balance Sheets by $5 million at November 30, 2014.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.
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

The State of California and the Alameda County District Attorney are investigating alleged violations of environmental requirements, including but not limited to those related to air emissions and hazardous waste management, at one of our operations in the State. We have been discussing resolution of the alleged violations with the government representatives and have reached an agreement in principle to resolve certain of the alleged violations. No enforcement proceedings have been filed to date and we do not believe that the outcome of this investigation will be material to our financial position, results of operations, cash flows or liquidity.

ITEM 1A.	RISK FACTORS
There have been no material changes to our risk factors reported or new factors identified since the filing of our Annual Report on Form 10-K for the year ended August 31, 2014, which was filed with the Securities and Exchange Commission on October 28, 2014.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
10.1*	Form of Long-Term Incentive Award Agreement under the 1993 Stock Incentive Plan used for awards granted in fiscal 2015.

10.2*	Fiscal 2015 Annual Performance Bonus Program for Tamara L. Lundgren.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Schnitzer Steel Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended November 30, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets as of November 30, 2014, and August 31, 2014, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended November 30, 2014 and 2013; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended November 30, 2014 and 2013; and (v) the Notes to Condensed Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date:	January 8, 2015	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
President and Chief Executive Officer

Date:	January 8, 2015	By:	/s/ Richard D. Peach
Richard D. Peach
Senior Vice President and Chief Financial Officer