Form 10-Q
period 2015-02-28
SCHNITZER STEEL INDUSTRIES INC
filed 2015-04-07
CIK 912603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended February 28, 2015
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
Yes  ☐    No  ☒
The Registrant had 26,480,095 shares of Class A common stock, par value of $1.00 per share, and 305,900 shares of Class B common stock, par value of $1.00 per share, outstanding as of April 2, 2015.

SCHNITZER STEEL INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	February 28, 2015	August 31, 2014
Assets
Current assets:
Cash and cash equivalents	$7,601	$25,672
Accounts receivable, net of allowance for doubtful accounts of $2,668 and $2,720	112,202	189,359
Inventories	255,931	216,172
Deferred income taxes	5,724	6,865
Refundable income taxes	13,005	1,756
Prepaid expenses and other current assets	18,747	24,108
Total current assets	413,210	463,932
Property, plant and equipment, net of accumulated depreciation of $668,653 and $659,872	440,874	523,433
Investments in joint venture partnerships	15,409	14,624
Goodwill	176,732	325,903
Intangibles, net of accumulated amortization of $6,820 and $15,612	7,211	9,835
Other assets	17,170	17,483
Total assets	$1,070,606	$1,355,210
Liabilities and Equity
Current liabilities:
Short-term borrowings	$618	$523
Accounts payable	74,139	103,453
Accrued payroll and related liabilities	19,343	32,127
Environmental liabilities	191	1,062
Accrued income taxes	353	3,202
Other accrued liabilities	35,922	36,903
Total current liabilities	130,566	177,270
Deferred income taxes	20,150	22,746
Long-term debt, net of current maturities	312,902	318,842
Environmental liabilities, net of current portion	47,354	47,287
Other long-term liabilities	14,295	13,088
Total liabilities	525,267	579,233
Commitments and contingencies (Note 6)
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 26,480 and 26,384 shares issued and outstanding	26,480	26,384
Class B common stock – 25,000 shares $1.00 par value authorized, 306 and 306 shares issued and outstanding	306	306
Additional paid-in capital	21,304	19,164
Retained earnings	529,158	737,571
Accumulated other comprehensive loss	(36,148)	(12,641)
Total SSI shareholders’ equity	541,100	770,784
Noncontrolling interests	4,239	5,193
Total equity	545,339	775,977
Total liabilities and equity	$1,070,606	$1,355,210
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Revenues	$439,232	$626,147	$994,822	$1,213,891
Operating expense:
Cost of goods sold	408,783	571,140	918,805	1,113,558
Selling, general and administrative	42,737	45,856	88,103	93,406
Income from joint ventures	(609)	(367)	(1,109)	(777)
Goodwill impairment charge	141,021	—	141,021	—
Other asset impairment charges	43,838	928	43,838	928
Restructuring charges and other exit-related costs	8,371	2,006	8,994	3,819
Operating income (loss)	(204,909)	6,584	(204,830)	2,957
Interest expense	(2,345)	(2,816)	(4,769)	(5,517)
Other income (expense), net	1,620	(142)	2,372	33
Income (loss) before income taxes	(205,634)	3,626	(207,227)	(2,527)
Income tax (expense) benefit	9,752	(986)	9,743	(201)
Net income (loss)	(195,882)	2,640	(197,484)	(2,728)
Net (income) loss attributable to noncontrolling interests	240	(851)	(631)	(1,712)
Net income (loss) attributable to SSI	$(195,642)	$1,789	$(198,115)	$(4,440)

Net income (loss) per share attributable to SSI:
Basic	$(7.24)	$0.07	$(7.34)	$(0.17)
Diluted	$(7.24)	$0.07	$(7.34)	$(0.17)
Weighted average number of common shares:
Basic	27,020	26,825	26,982	26,790
Diluted	27,020	26,947	26,982	26,790
Dividends declared per common share	$0.1875	$0.1875	$0.3750	$0.3750
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Net income (loss)	$(195,882)	$2,640	$(197,484)	$(2,728)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(12,601)	(5,688)	(19,873)	(6,579)
Cash flow hedges, net	(2,785)	(229)	(3,693)	(108)
Pension obligations, net	23	45	59	89
Total other comprehensive loss, net of tax	(15,363)	(5,872)	(23,507)	(6,598)
Comprehensive loss	(211,245)	(3,232)	(220,991)	(9,326)
Less net (income) loss attributable to noncontrolling interests	240	(851)	(631)	(1,712)
Comprehensive loss attributable to SSI	$(211,005)	$(4,083)	$(221,622)	$(11,038)
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended February 28,
	2015	2014
Cash flows from operating activities:
Net loss	$(197,484)	$(2,728)
Adjustments to reconcile net loss to cash provided by operating activities:
Goodwill impairment charge	141,021	—
Other asset impairment charges	43,838	928
Other exit-related asset impairments and accelerated depreciation	6,352	566
Depreciation and amortization	36,871	41,047
Inventory write-down	3,031	—
Deferred income taxes	(858)	1,803
Undistributed equity in earnings of joint ventures	(1,109)	(777)
Share-based compensation expense	4,300	7,180
Excess tax benefit from share-based payment arrangements	(94)	(54)
Gain on disposal of assets	(1,032)	(66)
Unrealized foreign exchange gain (loss), net	(1,610)	808
Bad debt (recoveries) expense, net	(67)	400
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	69,434	5,342
Inventories	(38,404)	(7,581)
Income taxes	(15,325)	(3,284)
Prepaid expenses and other current assets	5,143	1,464
Intangibles and other long-term assets	33	273
Accounts payable	(22,195)	1,758
Accrued payroll and related liabilities	(12,525)	(1,771)
Other accrued liabilities	(4,382)	(115)
Environmental liabilities	(52)	(337)
Other long-term liabilities	638	(198)
Distributed equity in earnings of joint ventures	325	1,040
Net cash provided by operating activities	15,849	45,698
Cash flows from investing activities:
Capital expenditures	(16,828)	(21,064)
Joint venture payments, net	(1)	(1,468)
Proceeds from sale of assets	1,358	635
Acquisitions, net of cash acquired	(150)	(2,160)
Net cash used in investing activities	(15,621)	(24,057)
Cash flows from financing activities:
Proceeds from line of credit	145,000	257,500
Repayment of line of credit	(145,000)	(266,000)
Borrowings from long-term debt	109,694	185,027
Repayment of long-term debt	(114,965)	(180,477)
Taxes paid related to net share settlement of share-based payment arrangements	(1,360)	(676)
Excess tax benefit from share-based payment arrangements	94	54
Stock options exercised	—	240
Distributions to noncontrolling interest	(1,585)	(1,072)
Contingent consideration paid relating to business acquisitions	(759)	—
Dividends paid	(10,087)	(9,983)
Net cash used in financing activities	(18,968)	(15,387)
Effect of exchange rate changes on cash	669	668
Net (decrease) increase in cash and cash equivalents	(18,071)	6,922
Cash and cash equivalents as of beginning of period	25,672	13,481
Cash and cash equivalents as of end of period	$7,601	$20,403

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements of Schnitzer Steel Industries, Inc. (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all normal, recurring adjustments considered necessary for a fair statement have been included. Management suggests that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2014. The results for the three and six months ended February 28, 2015 and 2014 are not necessarily indicative of the results of operations for the entire fiscal year.
Accounting Changes
In July 2013, an accounting standards update was issued that clarifies the financial statement presentation of certain unrecognized tax benefits. The amendments require that an unrecognized tax benefit be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that such carryforwards and losses are not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, in which case the unrecognized tax benefit should be presented in the financial statements as a liability. The Company adopted the new requirement in the first quarter of fiscal 2015 with no significant impact to the Unaudited Condensed Consolidated Financial Statements.
Cash and Cash Equivalents
Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding checks in excess of funds on deposit of $22 million and $35 million as of February 28, 2015 and August 31, 2014, respectively.
Other Assets
The Company’s other assets, exclusive of prepaid expenses, consist primarily of receivables from insurers, notes and other contractual receivables, and assets held for sale. Other assets are reported within either prepaid expenses and other current assets or other assets in the Unaudited Condensed Consolidated Balance Sheets based on their expected use either during or beyond the current operating cycle of one year from the reporting date. As of August 31, 2014, other assets were reported net of an allowance for credit losses on notes and other contractual receivables of $8 million. During the first quarter of fiscal 2015, the contractual receivables against which the $8 million allowance for credit losses was recorded were written off.
As of February 28, 2015 and August 31, 2014, the Company reported $3 million of assets held for sale within prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets. During the second quarter of fiscal 2015 and 2014, the Company recorded impairment charges for the initial and subsequent write-down of certain equipment held for sale to its fair value less cost to sell of $2 million and $1 million, respectively, which are reported within other asset impairment charges in the Unaudited Condensed Consolidated Statements of Operations. The Company determined fair value using Level 3 inputs under the fair value hierarchy consisting of information provided by brokers and other external sources along with management's own assumptions. See Note 10 - Fair Value Measurements for further detail.
Long-Lived Assets
The Company tests long-lived tangible and intangible assets for impairment at the asset group level, which is determined based on the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company tests its asset groups for impairment when certain triggering events or changes in circumstances indicate that the carrying value of the asset group may be impaired. If the carrying value of the asset group is not recoverable because it exceeds the Company’s estimate of future undiscounted cash flows from the use and eventual disposition of the asset group, an impairment loss is recognized by the amount the carrying value exceeds its fair value, if any. The impairment loss is

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset of the group shall not reduce the carrying amount of that asset below its fair value. Fair value is determined primarily using the cost and market approaches.
During the second quarter of fiscal 2015, the Company recorded impairment charges on long-lived tangible and intangible assets associated with certain regional metals recycling operations and used auto parts store locations. These charges are reported within other asset impairment charges or, if related to a site closure, restructuring charges and other exit-related costs in the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended February 28, 2015 and 2014 (in thousands):

	2015	2014
Other asset impairment charges:
MRB	$41,544	$—
Restructuring charges and other exit-related costs:
APB	2,666	—
Total long-lived asset impairment charges	$44,210	$—
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. The Company evaluates goodwill for impairment annually during the fourth fiscal quarter and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Impairment of goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). The Company has determined that its reporting units for which goodwill has been allocated are equivalent to the Company’s operating segments, as all of the components of each operating segment meet the criteria for aggregation.
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

The Company estimates the fair value of its reporting units using an income approach based on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital (“WACC”) determined separately for each reporting unit. The determination of fair value involves the use of significant estimates and assumptions, including revenue growth rates driven by future commodity prices and volume expectations, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, discount rates, benefits associated with a taxable transaction and synergistic benefits available to market participants. In addition, to corroborate the reporting units’ valuation, the Company uses a market approach based on earnings multiple data and a reconciliation of the Company’s estimate of the aggregate fair value of the reporting units to the Company’s market capitalization, including consideration of a control premium. See Note 4 - Goodwill for further detail including the recognition of a goodwill impairment charge of $141 million during the second quarter of fiscal 2015.
The Company tests indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is necessary to perform a quantitative impairment test. If the Company believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The Company did not record any impairment charges on indefinite-lived intangible assets in any of the periods presented.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Asset Impairment Charges
The following impairment charges were recorded within other asset impairment charges in the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended February 28, 2015 and 2014 (in thousands):

	2015	2014
Long-lived assets	$41,544	$—
Assets held for sale	1,549	928
Other	745	—
Total	$43,838	$928

All of the other asset impairment charges presented in the table above were recorded during the second quarter of each fiscal year.
Derivative Financial Instruments
The Company records derivative instruments in prepaid expenses and other current assets or other accrued liabilities in the Unaudited Condensed Consolidated Balance Sheets at fair value, and changes in the fair value are either recognized in other comprehensive income (loss) in the Unaudited Condensed Consolidated Statements of Comprehensive Loss or net income (loss) in the Unaudited Condensed Consolidated Statements of Operations, as applicable, depending on the nature of the underlying exposure, whether the derivative has been designated as a hedge and, if designated as a hedge, the extent to which the hedge is effective. Amounts included in accumulated other comprehensive loss are reclassified to earnings in the period in which earnings are impacted by the hedged items, in the period that the hedged transaction is deemed no longer likely to occur, or in the period that the derivative is terminated. For cash flow hedges, a formal assessment is made, both at the hedge’s inception and on an ongoing basis, to determine whether the derivatives that are designated as hedging instruments have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. To the extent the hedge is determined to be ineffective, the ineffective portion is immediately recognized in earnings. When available, quoted market prices or prices obtained through external sources are used to measure a derivative instrument’s fair value. The fair value of these instruments is a function of underlying forward commodity prices or foreign currency exchange rates, related volatility, counterparty creditworthiness and duration of the contracts. Cash flows from derivatives are recognized in the Unaudited Condensed Consolidated Statements of Cash Flows in a manner consistent with the underlying transactions. See Note 11 - Derivative Financial Instruments for further detail.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, notes and other contractual receivables and derivative financial instruments. The majority of cash and cash equivalents are maintained with two major financial institutions (Bank of America and Wells Fargo Bank, N.A.). Balances with these institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250,000 as of February 28, 2015. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, credit insurance, letters of credit or other collateral, cash deposits and monitoring procedures. The Company is exposed to a residual credit risk with respect to open letters of credit by virtue of the possibility of the failure of a bank providing a letter of credit. The Company had $24 million and $74 million of open letters of credit relating to accounts receivable as of February 28, 2015 and August 31, 2014, respectively. The counterparties to the Company's derivative financial instruments are major financial institutions.
Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, debt and derivative contracts. The Company uses the market approach to value its financial assets and liabilities, determined using available market information. The net carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. For long-term debt, which is primarily at variable interest rates, fair value is estimated using observable inputs (Level 2) and approximates its carrying value. Derivative contracts are reported at fair value. See Note 11 - Derivative Financial Instruments for further detail.
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
Note 3 - Inventories

Inventories consisted of the following (in thousands):

	February 28, 2015	August 31, 2014
Processed and unprocessed scrap metal	$143,993	$106,877
Semi-finished goods (billets)	7,764	12,920
Finished goods	65,123	59,039
Supplies	39,051	37,336
Inventories	$255,931	$216,172

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Goodwill

The Company tests the goodwill of each of its reporting units annually on July 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. In the second quarter of fiscal 2015, management identified the combination of a significant further weakening in market conditions, continued constrained supply of raw materials due to the lower price environment which negatively impacted volumes, the planned idling or closure of certain production facilities and retail stores, the Company’s recent financial performance and a decline in the Company’s market capitalization during the first half of fiscal 2015 as a triggering event requiring an interim impairment test of goodwill allocated to its reporting units. In connection with the interim impairment test performed in the second quarter of fiscal 2015, the Company used a measurement date of February 1, 2015.

For the MRB reporting unit with goodwill of $141 million as of February 1, 2015, the first step of the impairment test showed that the fair value of the MRB reporting unit was less than its carrying amount, indicating a potential impairment. Based on the second step of the impairment test, the Company concluded that no implied fair value of goodwill remained for the MRB reporting unit, resulting in an impairment of the entire carrying amount of MRB’s goodwill totaling $141 million.

For the APB reporting unit with goodwill of $176 million as of February 1, 2015, the estimated fair value of the reporting unit exceeded its carrying value by approximately 20%. The projections used in the income approach for APB took into consideration the impact of current market conditions for ferrous and nonferrous commodities, the cost of obtaining adequate supply flows of end-of-life vehicles and recent trends of self-serve parts sales. The projections assumed a recovery of operating margins from current depressed levels over a multi-year period, including the benefits from recently initiated productivity improvements and cost-saving measures, but remaining significantly below the level of operating margins experienced in fiscal years 2010 and 2011. The market-based WACC used in the income approach for APB was 10.37%. The terminal growth rate used in the discounted cash flow model was 1%. Assuming all other components of the fair value estimate were held constant, an increase in the WACC of 1.5% or more or weaker than anticipated improvements in operating margins could result in a failure of the step one quantitative impairment test for the APB reporting unit.

The Company also used a market approach based on earnings multiple data and the Company’s market capitalization to corroborate the reporting units’ valuations. The Company reconciled its market capitalization to the aggregated estimated fair value of its reporting units, including consideration of a control premium representing the estimated amount a market participant would pay to obtain a controlling interest. The implied control premium resulting from the difference between the Company's market capitalization (based on the average trading price of our Class A common stock for the two-week period ended February 1, 2015) and the higher aggregated estimated fair value of its reporting units was within the historical range of average and mean premiums observed on historical transactions within the steel-making, scrap processing and metals industries. The Company identified specific reconciling items, including market participant synergies, which supported the implied control premium as of February 1, 2015.

The determination of fair value of the reporting units used to perform the first step of the impairment test requires judgment and involves significant estimates and assumptions about the expected future cash flows and the impact of market conditions on those assumptions. Due to the inherent uncertainty associated with forming these estimates, actual results could differ from those estimates. Future events and changing market conditions may impact the Company’s assumptions as to future revenue growth rates, pace and extent of operating margin and volume recovery, market-based WACC and other factors that may result in changes in the estimates of the Company’s reporting units’ fair value. Although management believes the assumptions used in testing the Company’s reporting units’ goodwill for impairment are reasonable, it is possible that market and economic conditions could deteriorate further or not improve as expected. Additional declines in or a lack of recovery of market conditions from current levels, a trend of weaker than anticipated financial performance including the pace and extent of operating margin recovery for the APB reporting unit, a further deterioration in the Company’s share price from current levels for a sustained period of time, or an increase in the market-based WACC, among other factors, could significantly impact the impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on the Company’s financial condition and results of operations.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The gross changes in the carrying amount of goodwill by reporting segment for the six months ended February 28, 2015 were as follows (in thousands):

	Metals Recycling Business	Auto Parts Business	Total
Balance as of August 31, 2014	$146,108	$179,795	$325,903
Acquisitions	—	201	201
Foreign currency translation adjustment	(5,087)	(3,264)	(8,351)
Goodwill impairment charge	(141,021)	—	(141,021)
Balance as of February 28, 2015	$—	$176,732	$176,732

Accumulated goodwill impairment charges were $462 million and $321 million as of February 28, 2015 and August 31, 2014.

Note 5 - Short-Term Borrowings

The Company has an unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. As of March 1, 2015, the term of this credit facility was renewed and extended to April 1, 2016. Interest rates are set by the bank at the time of borrowing. The Company had no borrowings outstanding under this credit line as of February 28, 2015 and August 31, 2014. The credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge ratio and a maximum leverage ratio.

Note 6 - Commitments and Contingencies

The Company evaluates the adequacy of its environmental liabilities on a quarterly basis. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which liabilities were established.

Changes in the Company’s environmental liabilities for the six months ended February 28, 2015 were as follows (in thousands):

Reporting Segment	Balance as of August 31, 2014	Liabilities Established (Released), Net	Payments and Other	Balance as of February 28, 2015	Short-Term	Long-Term
Metals Recycling Business	$30,139	$178	$(994)	$29,323	$160	$29,163
Auto Parts Business	17,822	200	(131)	17,891	—	17,891
Corporate	388	—	(57)	331	31	300
Total	$48,349	$378	$(1,182)	$47,545	$191	$47,354

Metals Recycling Business (“MRB”)
As of February 28, 2015, MRB had environmental liabilities of $29 million for the potential remediation of locations where it has conducted business and has environmental liabilities from historical or recent activities.

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

Because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs, the Company believes it is not possible to reasonably estimate the amount or range of costs which it is likely or reasonably possible that the Company may incur in connection with the Site, although such costs could be material to the Company’s financial position, results of operations, cash flows and liquidity. Among the facts currently not known or available are detailed information on the history of ownership of and the nature of the uses of and activities and operations performed on each property within the Site, which are factors that will play a substantial role in determining the allocation of investigation and remedy costs among the PRPs. The Company has insurance policies that it believes will provide reimbursement for costs it incurs for defense and remediation in connection with the Site, although there is no assurance that those policies will cover all of the costs which the Company may incur. Further, the Company has a cost sharing arrangement under which a third party is paying 50% of costs, net of insurance recoveries. The Company previously recorded a liability for its estimated share of the costs of the investigation of $1 million.

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

Other MRB Sites
As of February 28, 2015, the Company had environmental liabilities related to various MRB sites other than Portland Harbor of $28 million. The liabilities relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues and were not individually material at any site.

Auto Parts Business (“APB”)
As of February 28, 2015, the Company had environmental liabilities related to various APB sites of $18 million. The liabilities relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues and were not individually material at any site.

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

SMB had no environmental liabilities as of February 28, 2015.

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

At the end of the second quarter of fiscal 2015, the Company initiated additional restructuring and exit-related initiatives by undertaking strategic actions consisting of idling underutilized assets at MRB and initiating the closure of seven APB stores to more closely align the Company's business to the prevalent market conditions. The Company expanded these initiatives in April 2015 by announcing measures aimed at further reducing the Company's annual operating expenses, primarily selling, general and administrative expenses, at Corporate, MRB and APB through headcount reductions, reducing organizational layers, consolidating shared service functions and other non-headcount measures. Collectively, these initiatives are referred to as the "Q2'15 Plan."

The vast majority of the restructuring charges require the Company to make cash payments.

In addition to the restructuring charges recorded related to these initiatives, the Company incurred other exit-related costs consisting of asset impairments and accelerated depreciation due to shortened useful lives in connection with site closures.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restructuring charges and other exit-related costs were comprised of the following (in thousands):

	Three Months Ended February 28, 2015				Three Months Ended February 28, 2014
	Q1’14 Plan	Q1’15 Plan	Q2’15 Plan	Total Charges	Q4’12 Plan	Q1’14 Plan	Total Charges
Restructuring charges:
Severance costs	$(57)	$428	$540	$911	$(39)	$1,182	$1,143
Contract termination costs	56	—	79	135	106	(9)	97
Other restructuring costs	—	880	93	973	—	200	200
Total restructuring charges	(1)	1,308	712	2,019	67	1,373	1,440
Other exit-related costs:
Asset impairments and accelerated depreciation	—	—	6,352	6,352	—	566	566
Total other exit-related costs	—	—	6,352	6,352	—	566	566
Total restructuring charges and other exit-related costs	$(1)	$1,308	$7,064	$8,371	$67	$1,939	$2,006

	Six Months Ended February 28, 2015				Six Months Ended February 28, 2014
	Q1’14 Plan	Q1’15 Plan	Q2’15 Plan	Total Charges	Q4’12 Plan	Q1’14 Plan	Total Charges
Restructuring charges:
Severance costs	$(30)	$428	$540	$938	$(13)	$2,259	$2,246
Contract termination costs	309	—	79	388	568	29	597
Other restructuring costs	—	1,223	93	1,316	—	410	410
Total restructuring charges	279	1,651	712	2,642	555	2,698	3,253
Other exit-related costs:
Asset impairments and accelerated depreciation	—	—	6,352	6,352	—	566	566
Total other exit-related costs	—	—	6,352	6,352	—	566	566
Total restructuring charges and other exit-related costs	$279	$1,651	$7,064	$8,994	$555	$3,264	$3,819

	Total Charges
	Q4'12 Plan	Q1’14 Plan	Q1'15 Plan	Q2'15 Plan	Total
Total restructuring charges to date	$13,549	$6,049	$1,651	$712	$21,961
Total expected restructuring charges	$13,549	$6,100	$1,651	$9,900	$31,200

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following illustrates the reconciliation of the restructuring liability by major type of costs for the six months ended February 28, 2015 (in thousands):

	All Other Plans				Q2’15 Plan				All Plans
	Balance 8/31/2014	Charges	Payments and Other	Balance 2/28/2015	Balance 8/31/2014	Charges	Payments and Other	Balance 2/28/2015	Total Charges to Date	Total Expected Charges
Severance costs	$669	$398	$(1,033)	$34	$—	$540	$(31)	$509	$10,729	$15,800
Contract termination costs	1,489	309	(813)	985	—	79	—	79	5,441	8,000
Other restructuring costs	—	1,223	(772)	451	—	93	—	93	5,791	7,400
Total	$2,158	$1,930	$(2,618)	$1,470	$—	$712	$(31)	$681	$21,961	$31,200

Due to the immateriality of the activity and liability balances for each of the Q4'12 Plan, Q1'14 Plan and Q1'15 Plan, the reconciliation of the restructuring liability is provided in aggregate.

The amounts of restructuring charges and other exit-related costs relating to each segment were as follows (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,		Total Charges to Date	Total Expected Charges
	2015	2014	2015	2014
Restructuring charges:
Metals Recycling Business	$322	$860	$577	$2,152	$9,256	$11,300
Auto Parts Business	1,634	435	2,008	496	3,537	8,500
Unallocated (Corporate)	63	145	57	605	9,168	11,400
Total restructuring charges	2,019	1,440	2,642	3,253	21,961	31,200
Other exit-related costs:
Metals Recycling Business	3,235	566	3,235	566	3,801
Auto Parts Business	3,117	—	3,117	—	3,117
Total other exit-related costs	6,352	566	6,352	566	6,918
Total restructuring charges and other exit-related costs	$8,371	$2,006	$8,994	$3,819	$28,879
The Company does not allocate restructuring charges and other exit-related costs to the segments’ operating results because management does not include this information in its measurement of the performance of the operating segments.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Changes in Equity

The following is a summary of the changes in equity for the six months ended February 28, 2015 and 2014 (in thousands):

	Fiscal 2015			Fiscal 2014
	SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity	SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance - September 1 (Beginning of period)	$770,784	$5,193	$775,977	$776,558	$4,641	$781,199
Net income (loss)	(198,115)	631	(197,484)	(4,440)	1,712	(2,728)
Other comprehensive loss, net of tax	(23,507)	—	(23,507)	(6,598)	—	(6,598)
Distributions to noncontrolling interests	—	(1,585)	(1,585)	—	(1,072)	(1,072)
Restricted stock withheld for taxes	(1,360)	—	(1,360)	(676)	—	(676)
Stock options exercised	—	—	—	240	—	240
Share-based compensation	4,300	—	4,300	7,180	—	7,180
Excess tax deficiency from stock options exercised and restricted stock units vested	(704)	—	(704)	(674)	—	(674)
Dividends	(10,298)	—	(10,298)	(10,094)	—	(10,094)
Balance - February 28 (End of period)	$541,100	$4,239	$545,339	$761,496	$5,281	$766,777

Note 9 - Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, were comprised of the following (in thousands):

	Three Months Ended February 28, 2015				Three Months Ended February 28, 2014
	Foreign Currency Translation Adjustments	Pension Obligations, net	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustments	Pension Obligations, net	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balances - December 1 (Beginning of period)	$(17,935)	$(2,000)	$(850)	$(20,785)	$(7,314)	$(2,773)	$—	$(10,087)
Other comprehensive loss before reclassifications	(12,601)	—	(3,424)	(16,025)	(5,688)	—	(305)	(5,993)
Income tax benefit	—	—	—	—	—	—	76	76
Other comprehensive loss before reclassifications, net of tax	(12,601)	—	(3,424)	(16,025)	(5,688)	—	(229)	(5,917)
Amounts reclassified from accumulated other comprehensive loss	—	38	853	891	—	71	—	71
Income tax benefit	—	(15)	(214)	(229)	—	(26)	—	(26)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	23	639	662	—	45	—	45
Net periodic other comprehensive income (loss)	(12,601)	23	(2,785)	(15,363)	(5,688)	45	(229)	(5,872)
Balances - February 28 (End of period)	$(30,536)	$(1,977)	$(3,635)	$(36,148)	$(13,002)	$(2,728)	$(229)	$(15,959)

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended February 28, 2015				Six Months Ended February 28, 2014
	Foreign Currency Translation Adjustments	Pension Obligations, net	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustments	Pension Obligations, net	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balances - September 1 (Beginning of period)	$(10,663)	$(2,036)	$58	$(12,641)	$(6,423)	$(2,817)	$(121)	$(9,361)
Other comprehensive loss before reclassifications	(19,873)	—	(5,136)	(25,009)	(6,579)	—	(305)	(6,884)
Income tax benefit	—	—	428	428	—	—	76	76
Other comprehensive loss before reclassifications, net of tax	(19,873)	—	(4,708)	(24,581)	(6,579)	—	(229)	(6,808)
Amounts reclassified from accumulated other comprehensive loss	—	87	1,354	1,441	—	140	98	238
Income tax (benefit) expense	—	(28)	(339)	(367)	—	(51)	23	(28)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	59	1,015	1,074	—	89	121	210
Net periodic other comprehensive income (loss)	(19,873)	59	(3,693)	(23,507)	(6,579)	89	(108)	(6,598)
Balances - February 28 (End of period)	$(30,536)	$(1,977)	$(3,635)	$(36,148)	$(13,002)	$(2,728)	$(229)	$(15,959)

Reclassifications from accumulated other comprehensive loss, both individually and in the aggregate, were immaterial to the impacted captions in the Unaudited Condensed Consolidated Statements of Operations.

Note 10 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value as of February 28, 2015 and August 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company and the type of measurement.

(in thousands)	Assets (Liabilities) at Fair Value		Fair Value Measurement Level	Type of Measurement	Balance Sheet Classification
	February 28, 2015	August 31, 2014
Assets:
Assets held for sale	$2,839	$—	Level 3	Non-recurring	Prepaid expenses and other current assets
Foreign currency exchange forward contracts	12	202	Level 2	Recurring	Prepaid expenses and other current assets
Total assets	$2,851	$202
Liabilities:
Foreign currency exchange forward contracts	$(3,653)	$(46)	Level 2	Recurring	Other accrued liabilities
Total liabilities	$(3,653)	$(46)

Note 11 - Derivative Financial Instruments

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
As of February 28, 2015, the Company had foreign currency exchange forward contracts with external counterparties to buy Canadian Dollars for a total notional amount of $35 million, which have various settlement dates through September 30, 2015, and foreign currency exchange forward contracts with external counterparties to sell Canadian Dollars for a total notional amount of $4 million, all of which have a settlement date of March 31, 2015. The contracts with external counterparties are reported at fair value in the Unaudited Condensed Consolidated Balance Sheets measured using quoted foreign currency exchange rates.

The fair value of derivative instruments in the Unaudited Condensed Consolidated Balance Sheets is as follows (in thousands):

	Asset (Liability) Derivatives
	Balance Sheet Location	February 28, 2015	August 31, 2014
Foreign currency exchange forward contracts	Prepaid expenses and other current assets	$12	$202
Foreign currency exchange forward contracts	Other accrued liabilities	$(3,653)	$(46)

The results of foreign currency exchange derivatives are comprised of the following (in thousands):

	Derivative Gain (Loss) Recognized
	Three Months Ended February 28, 2015			Three Months Ended February 28, 2014
	Other Comprehensive Income (Loss)	Revenues - Effective Portion	Other Income (Expense), net	Other Comprehensive Income (Loss)	Revenues - Effective Portion	Other Income (Expense), net
Foreign currency exchange forward contracts - designated as cash flow hedges	$(3,424)	$(853)	$121	$(229)	$—	$—
Foreign currency exchange forward contracts - not designated as cash flow hedges	$—	$—	$(117)	$—	$—	$—

	Derivative Gain (Loss) Recognized
	Six Months Ended February 28, 2015			Six Months Ended February 28, 2014
	Other Comprehensive Income (Loss)	Revenues - Effective Portion	Other Income (Expense), net	Other Comprehensive Income (Loss)	Revenues - Effective Portion	Other Income (Expense), net
Foreign currency exchange forward contracts - designated as cash flow hedges	$(5,136)	$(1,354)	$175	$(229)	$—	$—
Foreign currency exchange forward contracts - not designated as cash flow hedges	$—	$—	$(122)	$—	$—	$—

There was no hedge ineffectiveness with respect to the forward currency exchange cash flow hedges for the three and six months ended February 28, 2015 and 2014.

Note 12 - Share-Based Compensation

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

In the second quarter of fiscal 2015, the Company granted deferred stock units ("DSU") to each of its non-employee directors under the Company's 1993 Stock Incentive Plan. John Carter, the Company's Chairman, and Tamara Lundgren, President and Chief Executive Officer, receive compensation pursuant to their employment agreements and do not receive DSUs. Each DSU gives the director the right to receive one share of Class A common stock at a future date. The grant included an aggregate of 43,347 shares that will vest on the day before the Company's 2016 annual meeting, subject to continued Board service. The total value of these awards is not material.

Note 13 - Income Taxes

The effective tax rate for the Company’s operations for each of the three and six months ended February 28, 2015 was a benefit of 4.7%, compared to an expense of 27.2% and 8.0%, respectively, for the three and six months ended February 28, 2014.

A reconciliation of the difference between the federal statutory rate and the Company’s effective rate is as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2015(1)	2014	2015(1)	2014(1)
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of credits	1.1	0.5	1.1	5.5
Foreign income taxed at different rates	(7.4)	1.7	(7.5)	(18.2)
Section 199 deduction	—	(1.9)	—	0.3
Non-deductible officers’ compensation	(0.1)	0.7	(0.1)	(0.3)
Noncontrolling interests	0.5	(2.3)	0.5	1.1
Research and development credits	0.1	(0.3)	0.1	0.3
Valuation allowance on deferred tax assets	(20.6)	(8.5)	(20.5)	(29.3)
Non-deductible goodwill	(2.8)	—	(2.7)	—
Unrecognized tax benefits	(0.5)	1.4	(0.5)	(2.0)
Other	(0.6)	0.9	(0.7)	(0.4)
Effective tax rate	4.7%	27.2%	4.7%	(8.0)%
_____________________________

(1)
For periods with reported pre-tax losses, the effect of reconciling items with positive signs is tax benefit in excess of the benefit calculated by applying the federal statutory rate to the pre-tax loss.

The effective tax rate for the second quarter and first six months of fiscal 2015 was impacted primarily by the recognition of valuation allowances of $42 million on current period benefits in multiple taxing jurisdictions and the impact of the lower financial performance of foreign operations, which are taxed at more favorable rates. The deferred tax assets for which a valuation allowance was recorded were related primarily to deductible temporary differences created in the second quarter by the impairment charges to goodwill and other assets.
The Company recorded a valuation allowance on substantially all of its deferred tax assets as of February 28, 2015. The valuation allowance was recognized as a result of negative evidence, including recent losses, outweighing the more subjective positive evidence, indicating that it is more likely than not that the associated tax benefit will not be realized. Realization of deferred tax assets is dependent upon the Company generating a consistent trend of profitability to objectively forecast sufficient taxable income in multiple tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses.
The effective tax rate for the first six months of fiscal 2014 was impacted primarily by the recognition of a full valuation allowance on the current period benefit associated with foreign operations losses and the impact of the lower financial performance of foreign operations, which are tax at more favorable rates. The effective tax rate for the second quarter of fiscal 2014 benefited primarily

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

from the partial realization of previously reserved tax benefits in the foreign jurisdiction as a result of taxable income generated during the period.
The Company files federal and state income tax returns in the U.S. and foreign tax returns in Puerto Rico and Canada. For U.S. federal income tax returns, fiscal years 2011 to 2014 remain subject to examination. At this time, the Company is not under examination in any of its taxing jurisdictions.

Note 14 - Net Income (Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income (loss) per share attributable to SSI (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Net income (loss)	$(195,882)	$2,640	$(197,484)	$(2,728)
Net (income) loss attributable to noncontrolling interests	240	(851)	(631)	(1,712)
Net income (loss) attributable to SSI	$(195,642)	$1,789	$(198,115)	$(4,440)
Computation of shares:
Weighted average common shares outstanding, basic	27,020	26,825	26,982	26,790
Incremental common shares attributable to dilutive stock options, performance share awards, DSUs and RSUs	—	122	—	—
Weighted average common shares outstanding, diluted	27,020	26,947	26,982	26,790

Common stock equivalent shares of 1,365,274 were considered antidilutive and were excluded from the calculation of diluted net loss per share for each of the three and six months ended February 28, 2015, compared to the 591,662 and 1,175,976 common stock equivalent shares for the three and six ended February 28, 2014.

Note 15 - Related Party Transactions

The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $6 million and $7 million for the three months ended February 28, 2015 and 2014, respectively, and $13 million and $14 million for the six months ended February 28, 2015 and 2014, respectively. Amounts receivable from joint venture partners were zero and $1 million as of February 28, 2015 and August 31, 2014, respectively.

Thomas D. Klauer, Jr., who had been President of the Company’s Auto Parts Business prior to his retirement on January 5, 2015, is the sole shareholder of a corporation that is the 25% minority partner in a partnership in which the Company is the 75% partner and which operates five self-service stores in Northern California. Mr. Klauer’s 25% share of the profits, through the date of his retirement, of this partnership totaled less than $1 million and $1 million for the three and six months ended February 28, 2015, respectively, and less than $1 million and $1 million for the three and six months ended February 28, 2014, respectively. The partnership leases properties from entities in which Mr. Klauer has ownership interests under agreements that expire in March 2016 with options to renew the leases, upon expiration, for multiple periods. The rent paid by the partnership, through the date of his retirement, to the entities in which Mr. Klauer has ownership interests was less than $1 million for each of the three and six months ended February 28, 2015, and less than $1 million for each of the three and six months ended February 28, 2014.

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

The table below illustrates the Company’s operating results by reporting segment (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Revenues:
Metals Recycling Business:
Revenues	$340,543	$535,690	$796,820	$1,025,999
Less: Intersegment revenues	(44,728)	(45,140)	(100,009)	(94,893)
MRB external customer revenues	295,815	490,550	696,811	931,106
Auto Parts Business:
Revenues	69,135	76,360	150,056	155,995
Less: Intersegment revenues	(18,844)	(22,219)	(40,389)	(42,790)
APB external customer revenues	50,291	54,141	109,667	113,205
Steel Manufacturing Business:
Revenues	93,126	81,456	188,344	169,580
Total revenues	$439,232	$626,147	$994,822	$1,213,891

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below illustrates the reconciliation of the Company’s segment operating income (loss) to income (loss) before income taxes (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Metals Recycling Business	$(186,679)	$10,605	$(184,757)	$11,195
Auto Parts Business	(2,891)	4,575	(930)	10,184
Steel Manufacturing Business	3,799	3,573	10,006	5,318
Segment operating income (loss)	(185,771)	18,753	(175,681)	26,697
Restructuring charges and other exit-related costs	(8,371)	(2,006)	(8,994)	(3,819)
Corporate and eliminations	(10,767)	(10,163)	(20,155)	(19,921)
Operating income (loss)	(204,909)	6,584	(204,830)	2,957
Interest expense	(2,345)	(2,816)	(4,769)	(5,517)
Other income (expense), net	1,620	(142)	2,372	33
Income (loss) before income taxes	$(205,634)	$3,626	$(207,227)	$(2,527)

The following is a summary of the Company’s total assets by reporting segment (in thousands):

	February 28, 2015	August 31, 2014
Metals Recycling Business(1)	$1,132,825	$1,343,771
Auto Parts Business	346,985	361,411
Steel Manufacturing Business	361,232	350,344
Total segment assets	1,841,042	2,055,526
Corporate and eliminations	(770,436)	(700,316)
Total assets	$1,070,606	$1,355,210
_____________________________

(1)	MRB total assets include $15 million as of February 28, 2015 and August 31, 2014, for investments in joint venture partnerships.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section includes a discussion of our operations for the three and six months ended February 28, 2015 and 2014. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2014 and the Unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in Part I, Item 1 of this report.
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
Forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding our expectations, intentions, beliefs and strategies regarding the future, which may include statements regarding trends, cyclicality and changes in the markets we sell into; strategic direction or initiatives; changes to manufacturing and production processes; the cost of and the status of any agreements or actions related to our compliance with environmental and other laws; expected tax rates, deductions and credits; the realization of deferred tax assets; the anticipated value of goodwill or other intangible assets; planned capital expenditures; liquidity positions; ability to generate cash from continuing operations; the potential impact of adopting new accounting pronouncements; expected results, including pricing, sales volumes and profitability; obligations under our retirement plans; benefits, savings or additional costs from business realignment, cost containment and productivity improvement programs; and the adequacy of accruals.
When used in this report, the words “believes,” “expects,” “anticipates,” “intends,” “assumes,” “estimates,” “evaluates,” “may,” “could,” “opinions,” “forecasts,” “future,” “forward,” “potential,” “probable,” and similar expressions are intended to identify forward-looking statements.
We may make other forward-looking statements from time to time, including in reports filed with the Securities and Exchange Commission, press releases and public conference calls. All forward-looking statements we make are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements, except as may be required by law. Our business is subject to the effects of changes in domestic and global economic conditions and a number of other risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in “Item 1A. Risk Factors” of Part I of our most recent annual report on Form 10-K. Examples of these risks include: potential environmental cleanup costs related to the Portland Harbor Superfund site; the impact of general economic conditions; volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; difficulties associated with acquisitions and integration of acquired businesses; the impact of goodwill impairment charges; the impact of long-lived asset impairment charges; the realization of expected cost reductions related to restructuring initiatives; the benefit of business realignment, cost containment and productivity improvement programs and strategic initiatives; the inability of customers to fulfill their contractual obligations; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and existing credit facilities; restrictions on our business and financial covenants under our bank credit agreement; the impact of the consolidation in the steel industry; the impact of imports of foreign steel into the U.S.; inability to realize expected benefits from investments in technology; freight rates and availability of transportation; impact of equipment upgrades and failures on production; product liability claims; the impact of impairment of our deferred tax assets; the impact of a cybersecurity incident; costs associated with compliance with environmental regulations; the adverse impact of climate change; inability to obtain or renew business licenses and permits; compliance with greenhouse gas emission regulations; reliance on employees subject to collective bargaining agreements; and the impact of the underfunded status of multiemployer plans in which we participate.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

General
Founded in 1906, Schnitzer Steel Industries, Inc., an Oregon corporation, is one of North America's largest recyclers of ferrous and nonferrous scrap metal, a leading recycler of used and salvaged vehicles and a manufacturer of finished steel products.
We operate in three reporting segments: the Metals Recycling Business (“MRB”) and the Auto Parts Business (“APB”), which collectively provide an end-of-life cycle solution for a variety of metal products and materials, and the Steel Manufacturing Business (“SMB”), which through our integrated business platform processes recycled metals into finished steel products. We use operating income to measure our segments’ performance. Restructuring charges and other exit-related costs are not allocated to segment operating income because we do not include this information in our measurement of the segments’ performance. Corporate expense consists primarily of unallocated expense for management and administrative services that benefit all three reporting segments. As a result of this unallocated expense, the operating income of each reporting segment does not reflect the operating income the reporting segment would report as a stand-alone business. For further information regarding our reporting segments, see Note 16 - Segment Information in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
On April 7, 2015 we announced our intention to combine the MRB and APB businesses into a single operating segment. This change in organizational structure is intended to further optimize the efficiencies in our operating platform, enable additional synergies to be captured throughout our supply chain and global sales channel and more effectively leverage our shared services platform. This change is expected to take place starting in the fourth quarter of fiscal 2015.
Our results of operations depend in large part on the demand and prices for recycled metal in foreign and domestic markets and on the supply of raw materials, including end-of-life vehicles, available to be processed at our facilities. Our deep water port facilities on both the East and West Coasts of the U.S. (in Everett, Massachusetts; Providence, Rhode Island; Oakland, California; Portland, Oregon; and Tacoma, Washington) and access to public deep water port facilities (in Kapolei, Hawaii; and Salinas, Puerto Rico) allow us to efficiently meet the global demand for recycled ferrous metal by shipping bulk cargoes to steel manufacturers located in Asia, Europe, Africa, the Middle East (“EAME”), and Central and South America. Our exports of nonferrous recycled metal are shipped in containers through various public docks to specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, brass and bronze ingot manufacturers and wire and cable producers globally. We also transport both ferrous and nonferrous metals by truck, rail and barge in order to transfer scrap metal between our facilities for further processing, to load shipments at our export facilities and to meet regional domestic demand.

Executive Overview of Financial Results for the Second Quarter of Fiscal 2015

We generated consolidated revenues of $439 million in the second quarter of fiscal 2015, a decrease of 30% from the $626 million of consolidated revenues in the second quarter of fiscal 2014. Overall consolidated revenues decreased primarily due to significantly lower average net selling prices for ferrous metal and reduced sales volumes of export ferrous and nonferrous metals. Continuing the trend of sharp declines in export net selling prices seen in the first quarter of fiscal 2015, during which export prices decreased by approximately $80 per ton, or 20%, compared to the end of the fourth quarter of fiscal 2014, export net selling prices for shipments of recycled ferrous metal in the second quarter of fiscal 2015 declined further by approximately $80 per ton, or 26%, compared to the end of the first quarter of fiscal 2015 driven by softer global steel markets due to overproduction, a further strengthening of the U.S. currency during the period, the impact of lower iron ore prices on market conditions for recycled metals and weaker demand in the end-markets to which we sell. Domestic net selling prices for ferrous metal also decreased sharply during the quarter. These impacts were only partially offset by higher sales volumes for our finished steel products compared to the prior year period.
Consolidated operating loss was $205 million in the second quarter of fiscal 2015, compared to consolidated operating income of $7 million in the second quarter of fiscal 2014. Adjusted consolidated operating loss in the second quarter of fiscal 2015, which excludes the impact of a goodwill impairment charge, other asset impairment charges, restructuring charges and other exit-related costs, and the impact of reselling or modifying the terms of certain previously contracted bulk ferrous shipments, was $10 million, compared to adjusted consolidated operating income of $10 million in the second quarter of fiscal 2014 (see the reconciliation of adjusted consolidated operating income (loss) in Non-GAAP Financial Measures at the end of Item 2). In an environment of sharply declining commodity selling prices, average inventory costs did not decrease as quickly as purchase costs for raw materials, resulting in a significant adverse effect on cost of goods sold and compression of operating margins at MRB and APB. The lower price environment and, to a lesser extent, unusually severe weather conditions during the quarter also adversely impacted the supply of scrap metal, which led to lower processed volumes further compressing operating margins. The effects of these adverse conditions on operating results were partially offset by a decrease in consolidated selling, general and administrative ("SG&A") expense by $3 million, or 7%, compared to the prior year period primarily as a result of the benefits from the cost-saving and productivity initiatives implemented in fiscal 2014 and 2015.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

In the second quarter of fiscal 2015, we identified the combination of a significant further weakening in market conditions, continued constrained supply of raw materials due to the lower price environment which adversely impacted volumes, the planned idling or closure of certain production facilities and retail stores, our recent financial performance and the decline in our market capitalization during the first half of fiscal 2015 as a triggering event requiring an interim impairment test of goodwill allocated to our reporting units. The impairment test resulted in a non-cash goodwill impairment charge of $141 million at the MRB reporting unit. We also undertook a series of strategic actions to improve our operating performance as part of the Q2'15 Plan described below. At MRB, we reduced shredding capacity on both the east and west coasts in order to increase operating efficiency while lowering costs. At APB, we initiated plans to close certain stores in Massachusetts, Oregon and Western Canada. As a result of these actions, we tested the recoverability of certain assets and recorded a non-cash long-lived asset impairment charge of $44 million, of which $42 million is recorded in other asset impairment charges and $2 million is recorded in restructuring charges and other exit-related costs in the Unaudited Condensed Consolidated Statements of Operations. In addition, during the second quarter of fiscal 2015, we recorded non-cash impairment charges of $2 million on other assets, consisting primarily of assets held for sale at MRB, which are reported within other asset impairment charges.

In fiscal 2014, we implemented restructuring and productivity initiatives (the "Q1'14 Plan") to reduce our annual operating expenses by approximately $40 million, with the full annual benefit expected to be achieved in fiscal 2015. In the second quarter of fiscal 2015, we achieved a benefit of approximately $10 million from these initiatives, compared to a benefit of approximately $6 million in the prior year period. The reduction in expenses was from a combination of headcount reductions, implementation of operational efficiencies, reduced lease costs and other productivity improvements.

In the first quarter of fiscal 2015, we initiated and implemented incremental cost reduction and productivity initiatives at APB (the "Q1'15 Plan") to improve performance through a combination of revenue drivers and production and SG&A cost reduction initiatives, with a targeted annual improvement of $7 million, which was subsequently increased to an aggregate annual improvement of $14 million, with approximately one-third of that amount expected to benefit fiscal 2015, primarily in the second half, and the full annual run rate expected to be achieved in fiscal 2016.

At the end of the second quarter of fiscal 2015, we initiated additional restructuring and exit-related initiatives by undertaking strategic actions consisting of idling shredding equipment at MRB and initiating the closure of seven APB stores to more closely align the Company's business to the prevalent market conditions. We expanded these initiatives in April 2015 by announcing measures aimed at further reducing our annual operating expenses, primarily SG&A, at Corporate, MRB and APB through headcount reductions, reducing organizational layers, consolidating shared service functions and other non-headcount measures. Collectively, these initiatives are referred to as the "Q2'15 Plan" and are further described in Part II, Item 5 - Other Information of this Report. These restructuring initiatives target an improvement in annual performance of approximately $46 million. The strategic actions consisting of idling of assets and closure of stores are expected to contribute approximately $18 million of this amount, of which approximately one-third is from reduced depreciation expense, starting in the remainder of fiscal 2015 with the full annual run rate expected to be achieved in fiscal 2016. The SG&A cost-saving measures are expected to contribute $28 million of this amount, with approximately one-quarter expected to benefit fiscal 2015 and the substantial majority of the remaining benefit expected to be recognized by fiscal 2016. Charges incurred in connection with the foregoing initiatives are discussed in Results of Operations, Operating Income (Loss) in this Item 2.

Net loss attributable to SSI in the second quarter of fiscal 2015 was $196 million, or $(7.24) per diluted share, compared to net income attributable to SSI of $2 million, or $0.07 per diluted share, in the prior year period. Adjusted net loss attributable to SSI, which excludes the impact of a goodwill impairment charge, other asset impairment charges, restructuring charges and other exit-related costs and the impact of reselling or modifying the terms of certain previously contracted bulk ferrous shipments, was $9 million, or $(0.33) per diluted share, in the second quarter of fiscal 2015, compared to adjusted net income attributable to SSI of $3 million, or $0.13 per diluted share, in the prior year period (see the reconciliation of adjusted net income (loss) attributable to SSI in Non-GAAP Financial Measures at the end of Item 2).

The following items summarize our consolidated financial results for the second quarter of fiscal 2015:

•	Revenues of $439 million, compared to $626 million in the second quarter of fiscal 2014;

•	Consolidated operating loss of $205 million, compared to consolidated operating income of $7 million in the second quarter of fiscal 2014;

•
Adjusted consolidated operating loss of $10 million, compared to adjusted consolidated operating income of $10 million in the second quarter of fiscal 2014 (see reconciliation of adjusted consolidated operating income (loss) in Non-GAAP Financial Measures at the end of Item 2);

•	Net loss attributable to SSI of $196 million, or $(7.24) per diluted share, compared to net income attributable to SSI of $2 million, or $0.07 per diluted share, in the second quarter of fiscal 2014;

•	Adjusted net loss attributable to SSI of $9 million, or $(0.33) per diluted share, compared to adjusted net income attributable

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

to SSI of $3 million, or $0.13 per diluted share, in the second quarter of fiscal 2014 (see the reconciliation of adjusted net income (loss) and adjusted diluted earnings per share in Non-GAAP Financial Measures at the end of Item 2);

•	For the first six months of fiscal 2015, net cash provided by operating activities of $16 million, compared to $46 million in the prior year period; and

•
Debt, net of cash, of $306 million as of February 28, 2015, compared to $294 million as of August 31, 2014 (see the reconciliation of debt, net of cash in Non-GAAP Financial Measures at the end of Item 2).

The following items highlight the financial results for our reporting segments for the second quarter of fiscal 2015:

•
MRB revenues and operating loss of $341 million and $187 million, respectively, compared to revenues and operating income of $536 million and $11 million, respectively, in the second quarter of fiscal 2014. MRB adjusted operating loss of $1 million compared to adjusted operating income of $12 million in the second quarter of fiscal 2014 (see reconciliation of adjusted MRB operating income (loss) in Non-GAAP Financial Measures at the end of Item 2);

•
APB revenues and operating loss of $69 million and $3 million, respectively, compared to revenues and operating income of $76 million and $5 million, respectively, in the second quarter of fiscal 2014; and

•	SMB revenues and operating income of $93 million and $4 million, respectively, compared to $81 million and $4 million, respectively, in the second quarter of fiscal 2014.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

	Three Months Ended February 28,			Six Months Ended February 28,
($ in thousands)	2015	2014	% Change	2015	2014	% Change
Revenues:
Metals Recycling Business	$340,543	$535,690	(36)%	$796,820	$1,025,999	(22)%
Auto Parts Business	69,135	76,360	(9)%	150,056	155,995	(4)%
Steel Manufacturing Business	93,126	81,456	14%	188,344	169,580	11%
Intercompany revenue eliminations(1)	(63,572)	(67,359)	(6)%	(140,398)	(137,683)	2%
Total revenues	439,232	626,147	(30)%	994,822	1,213,891	(18)%
Cost of goods sold:
Metals Recycling Business	323,493	503,524	(36)%	757,372	972,124	(22)%
Auto Parts Business	59,286	58,119	2%	124,584	117,501	6%
Steel Manufacturing Business	87,998	76,689	15%	175,301	160,370	9%
Intercompany cost of goods sold eliminations(1)	(61,994)	(67,192)	(8)%	(138,452)	(136,437)	1%
Total cost of goods sold	408,783	571,140	(28)%	918,805	1,113,558	(17)%
Selling, general and administrative expense:
Metals Recycling Business	20,180	21,020	(4)%	41,184	42,504	(3)%
Auto Parts Business	12,740	13,666	(7)%	26,402	28,310	(7)%
Steel Manufacturing Business	1,329	1,194	11%	3,037	3,892	(22)%
Corporate(2)	8,488	9,976	(15)%	17,480	18,700	(7)%
Total selling, general and administrative expense	42,737	45,856	(7)%	88,103	93,406	(6)%
Income loss from joint ventures:
Metals Recycling Business	(565)	(387)	46%	(1,093)	(752)	45%
Change in intercompany profit elimination(3)	(44)	20	NM	(16)	(25)	(36)%
Total income from joint ventures	(609)	(367)	66%	(1,109)	(777)	43%
Goodwill impairment charge:
Metals Recycling Business	141,021	—	NM	141,021	—	NM
Other asset impairment charges:
Metals Recycling Business	43,093	928	NM	43,093	928	NM
Corporate(2)	745	—	NM	745	—	NM
Total other asset impairment charges	43,838	928	NM	43,838	928	NM
Operating income (loss):
Metals Recycling Business	(186,679)	10,605	NM	(184,757)	11,195	NM
Auto Parts Business	(2,891)	4,575	NM	(930)	10,184	NM
Steel Manufacturing Business	3,799	3,573	6%	10,006	5,318	88%
Segment operating income (loss)	(185,771)	18,753	NM	(175,681)	26,697	NM
Restructuring charges and other exit-related costs(4)	(8,371)	(2,006)	317%	(8,994)	(3,819)	136%
Corporate expense(2)	(9,233)	(9,976)	(7)%	(18,225)	(18,700)	(3)%
Change in intercompany profit elimination(5)	(1,534)	(187)	720%	(1,930)	(1,221)	58%
Total operating income (loss)	$(204,909)	$6,584	NM	$(204,830)	$2,957	NM
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

(4)
Restructuring charges consist of expense for severance, contract termination and other restructuring costs that management does not include in its measurement of the performance of the operating segments. Other exit-related costs consist of asset impairments and accelerated depreciation related to site closures.

(5)	Intercompany profits are not recognized until the finished products are sold to third parties; therefore, intercompany profit is eliminated while the products remain in inventory.

Revenues
Consolidated revenues in the second quarter and first six months of fiscal 2015 were $439 million and $995 million, respectively, decreases of 30% and 18% compared to the same periods in the prior year. The decreases were primarily due to significantly lower average net selling prices for ferrous metal and reduced sales volumes of export ferrous and nonferrous metals. Continuing the trend of sharp declines in export net selling prices seen in the first quarter of fiscal 2015, during which export prices decreased by approximately $80 per ton, or 20%, compared to the end of the fourth quarter of fiscal 2014, export net selling prices for shipments of recycled ferrous metal in the second quarter of fiscal 2015 declined further by approximately $80 per ton, or 26%, compared to the end of the first quarter of fiscal 2015 driven by softer global steel markets due to overproduction, a further strengthening of the U.S. currency during the period, the impact of lower iron ore prices on market conditions for recycled metals and weaker demand in the end-markets to which we sell. Domestic net selling prices for ferrous metal also decreased during the first six months of fiscal 2015 driven by a sharp decline during the second quarter. These impacts were only partially offset by higher sales volumes for our finished steel products compared to the prior year periods.
Operating Income (Loss)
Consolidated operating loss in each of the second quarter and first six months of fiscal 2015 was $205 million compared to consolidated operating income of $7 million and $3 million, respectively, in the same periods in the prior year. Adjusted consolidated operating loss in the second quarter and first six months of fiscal 2015, which excludes the impact of a goodwill impairment charge, other asset impairment charges, restructuring and other exit-related costs and reselling or modifying the terms of certain previously contracted bulk ferrous shipments, was $10 million and $4 million, respectively, compared to adjusted consolidated operating income of $10 million and $8 million, respectively, in the same periods in the prior year (see reconciliation of adjusted consolidated operating income (loss) in Non-GAAP Financial Measures at the end of Item 2). In an environment of declining commodity selling prices, average inventory costs did not decrease as quickly as purchase costs for raw materials, resulting in an adverse effect on cost of goods sold and compression of operating margins at MRB and APB. The lower price environment and, to a lesser extent, unusually severe weather conditions in the second quarter of fiscal 2015 also adversely impacted the supply of scrap metal, which led to lower processed volumes further compressing operating margins. The effects of these adverse conditions on operating results were partially offset by decreases in consolidated SG&A expense for the second quarter and first six months of fiscal 2015 by $3 million and $5 million, respectively, compared to the prior year periods, primarily as a result of the benefits from the cost-saving and productivity initiatives implemented in fiscal 2014 and 2015.
In the second quarter of fiscal 2015, we identified the combination of a significant further weakening in market conditions, continued constrained supply of raw materials due to the lower price environment which adversely impacted volumes, the planned idling or closure of certain production facilities and retail stores, our recent financial performance and the decline in our market capitalization during the first half of fiscal 2015 as a triggering event requiring an interim impairment test of goodwill allocated to our reporting units. The impairment test resulted in a non-cash goodwill impairment charge of $141 million at the MRB reporting unit. As described above, in the second quarter of fiscal 2015, we also undertook a series of strategic actions to improve our operating performance in connection with the Q2'15 Plan. At MRB, we reduced shredding capacity on both the east and west coasts in order to increase operating efficiency while lowering costs. At APB, we initiated plans to close certain stores in Massachusetts, Oregon and Western Canada. As a result of these actions, we tested the recoverability of certain assets and recorded a non-cash long-lived asset impairment charge of $44 million, of which $42 million is recorded in other asset impairment charges and $2 million is recorded in restructuring charges and other exit-related costs in the Unaudited Condensed Consolidated Statements of Operations. In addition, during the second quarter of fiscal 2015, we also recorded non-cash impairment charges of $2 million on other assets, consisting primarily of assets held for sale at MRB, which are reported within other asset impairment charges.

Consolidated operating results in the second quarter and first six months of fiscal 2015 also included restructuring charges and other exit-related costs of $8 million and $9 million, respectively, compared to charges of $2 million and $4 million, respectively, in the prior year periods. Restructuring charges consisted of severance, contract termination and other restructuring costs. Other exit-related costs of $6 million in the second quarter and first six months of fiscal 2015 consisted of asset impairments and accelerated depreciation of assets in connection with the closure of certain operations. These charges relate to restructuring initiatives

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

under four separate plans: the plans announced in the fourth quarter of fiscal 2012 (the “Q4’12 Plan”), the “Q1’14 Plan,” the “Q1’15 Plan” and the "Q2'15 Plan".
In the first quarter of fiscal 2014, we initiated the Q1’14 Plan and began implementing restructuring and productivity initiatives to further reduce our annual operating expenses by approximately $30 million, which was subsequently increased to $40 million later in the fiscal year. We achieved approximately $29 million of benefit in fiscal 2014, with the full annual benefit expected to be achieved in fiscal 2015. In the second quarter and first six months of fiscal 2015, we achieved a benefit of approximately $10 million and $20 million, respectively, compared to a benefit of approximately $6 million and $10 million in the prior year periods. The majority of the reduction in operating expenses occurred at MRB and resulted from a combination of headcount reductions, implementation of operational efficiencies, reduced lease costs and other productivity improvements.
In the first quarter of fiscal 2015, we initiated the Q1'15 Plan and started implementing additional productivity initiatives at APB to improve profitability through a combination of revenue drivers and cost reduction initiatives. In addition to the measures announced in October 2014 with a targeted annual improvement of $7 million, we identified incremental cost reduction and productivity initiatives aimed at reducing SG&A expense in connection with the Q1'15 Plan and increased the overall targeted annual improvement at APB to $14 million, with approximately one-third of that amount expected to benefit fiscal 2015, primarily in the second half, and the full annual run rate expected to be achieved in fiscal 2016.
At the end of the second quarter of fiscal 2015, we initiated the Q2'15 Plan, consisting of additional restructuring and exit-related initiatives by undertaking strategic actions consisting of idling shredding equipment at MRB and initiating the closure of seven APB stores to more closely align the Company's business to the prevalent market conditions. We expanded these initiatives in April 2015 by announcing measures aimed at further reducing our annual operating expenses, primarily SG&A, at Corporate, MRB and APB through headcount reductions, reducing organizational layers, consolidating shared service functions and other non-headcount measures. These restructuring initiatives target an improvement in annual performance of approximately $46 million. The strategic actions consisting of idling of assets and closure of stores are expected to contribute approximately $18 million of this amount, of which approximately one-third is from reduced depreciation expense, starting in the remainder of fiscal 2015 with the full annual run rate expected to be achieved in fiscal 2016. The SG&A cost-saving measures are expected to contribute $28 million of this amount, with approximately one-quarter expected to benefit fiscal 2015 and the substantial majority of the remaining benefit expected to be recognized by fiscal 2016. We expect to incur restructuring charges of approximately $10 million in connection with the Q2'15 Plan, consisting of employee termination benefits of $6 million, contract termination costs of $3 million and other restructuring costs of $1 million. We recognized $1 million of these restructuring charges in the second quarter of fiscal 2015 and expect the substantial majority of the remaining restructuring charges to be recognized by the end of fiscal 2015, all of which require the Company to make cash payments. As discussed above, we incurred other exit-related costs of $6 million in the second quarter of fiscal 2015 consisting of asset impairments and accelerated depreciation of assets in connection with the idling of assets and closure of certain operations.

Restructuring charges and other exit-related costs were comprised of the following (in thousands):

	Three Months Ended February 28, 2015				Three Months Ended February 28, 2014
	Q1’14 Plan	Q1’15 Plan	Q2’15 Plan	Total Charges	Q4’12 Plan	Q1’14 Plan	Total Charges
Restructuring charges:
Severance costs	$(57)	$428	$540	$911	$(39)	$1,182	$1,143
Contract termination costs	56	—	79	135	106	(9)	97
Other restructuring costs	—	880	93	973	—	200	200
Total restructuring charges	(1)	1,308	712	2,019	67	1,373	1,440
Other exit-related costs:
Asset impairments	—	—	6,352	6,352	—	566	566
Total other exit-related costs	—	—	6,352	6,352	—	566	566
Total restructuring charges and other exit-related costs	$(1)	$1,308	$7,064	$8,371	$67	$1,939	$2,006

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

	Six Months Ended February 28, 2015				Six Months Ended February 28, 2014
	Q1’14 Plan	Q1’15 Plan	Q2’15 Plan	Total Charges	Q4’12 Plan	Q1’14 Plan	Total Charges
Restructuring charges:
Severance costs	$(30)	$428	$540	$938	$(13)	$2,259	$2,246
Contract termination costs	309	—	79	388	568	29	597
Other restructuring costs	—	1,223	93	1,316	—	410	410
Total restructuring charges	279	1,651	712	2,642	555	2,698	3,253
Other exit-related costs:
Asset impairments	—	—	6,352	6,352	—	566	566
Total other exit-related costs	—	—	6,352	6,352	—	566	566
Total restructuring charges and other exit-related costs	$279	$1,651	$7,064	$8,994	$555	$3,264	$3,819

See Note 7 - Restructuring Charges and Other Exit-Related Costs in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional details on restructuring charges.

Income Tax Expense
Our effective tax rate for each of the second quarter and first six months of fiscal 2015 was a benefit of 4.7%, compared to an expense of 27.2% and 8.0%, respectively, for the same periods in the prior year.

The effective tax rate for the second quarter and first six months of fiscal 2015 was impacted primarily by the recognition of a valuation allowance of $42 million on current period benefits in multiple tax jurisdictions and the impact of the lower financial performance of foreign operations, which are taxed at more favorable rates. The deferred tax assets for which a valuation allowance was recorded were related primarily to deductible temporary differences created in the second quarter by the impairment charges to goodwill and other assets.

We recorded a valuation allowance on substantially all of our deferred tax assets as of February 28, 2015. The valuation allowance was recognized as a result of negative evidence, including recent losses, outweighing the more subjective positive evidence, indicating that it is more likely than not that the associated tax benefit will not be realized. Realization of deferred tax assets is dependent upon the Company generating a consistent trend of profitability to objectively forecast sufficient taxable income in multiple tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses.
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

The effective tax rate for fiscal 2015 is expected to be approximately 5%, subject to financial performance for the remainder of the year.

Financial Results by Segment
We operate our business across three reporting segments: MRB, APB and SMB. Additional financial information relating to these reporting segments is contained in Note 16 - Segment Information in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Metals Recycling Business

	Three Months Ended February 28,			Six Months Ended February 28,
($ in thousands, except for prices)	2015	2014	% Change	2015	2014	% Change
Ferrous revenues	$243,999	$409,106	(40)%	$581,578	$778,661	(25)%
Nonferrous revenues	91,055	120,833	(25)%	203,647	233,987	(13)%
Other	5,489	5,751	(5)%	11,595	13,351	(13)%
Total segment revenues	340,543	535,690	(36)%	796,820	1,025,999	(22)%
Cost of goods sold	323,493	503,524	(36)%	757,372	972,124	(22)%
Selling, general and administrative expense	20,180	21,020	(4)%	41,184	42,504	(3)%
Income from joint ventures	(565)	(387)	46%	(1,093)	(752)	45%
Goodwill impairment charge	141,021	—	NM	141,021	—	NM
Other asset impairment charges	43,093	928	NM	43,093	928	NM
Segment operating income (loss)	$(186,679)	$10,605	NM	$(184,757)	$11,195	NM
Average ferrous recycled metal sales prices ($/LT):(1)
Domestic	$305	$374	(18)%	$325	$365	(11)%
Foreign	$286	$361	(21)%	$306	$353	(13)%
Average	$295	$365	(19)%	$313	$357	(12)%
Ferrous sales volume (LT, in thousands):
Domestic	334	328	2%	668	651	3%
Foreign	416	701	(41)%	1,020	1,356	(25)%
Total ferrous sales volume (LT, in thousands)	750	1,029	(27)%	1,688	2,007	(16)%
Average nonferrous sales price ($/pound)(1)	$0.81	$0.86	(6)%	$0.83	$0.87	(5)%
Nonferrous sales volumes (pounds, in thousands)	108,126	135,935	(20)%	235,599	259,876	(9)%
Outbound freight included in cost of goods sold	$26,384	$37,223	(29)%	$60,873	$69,806	(13)%
_____________________________
LT = Long Ton, which is 2,240 pounds

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

Revenues
Revenues in the second quarter and first six months of fiscal 2015 decreased by 36% and 22%, respectively, compared to the prior year periods primarily due to significantly lower average net selling prices for ferrous metal and reduced sales volumes of export ferrous and nonferrous metals. Continuing the trend of sharp declines in export net selling prices seen in the first quarter of fiscal 2015, during which export prices decreased by approximately $80 per ton, or 20%, compared to the end of the fourth quarter of fiscal 2014, export net selling prices for shipments of recycled ferrous metal in the second quarter of fiscal 2015 declined further by approximately $80 per ton, or 26%, compared to the end of the first quarter of fiscal 2015 driven by softer global steel markets due to overproduction, a further strengthening of the U.S. currency during the period, the impact of lower iron ore prices on market conditions for recycled metals and weaker demand in the end-markets to which we sell. Domestic net selling prices for ferrous metal also decreased during the first six months of fiscal 2015 driven by a sharp decline during the second quarter.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Segment Operating Income (Loss)
Operating loss for the second quarter and first six months of fiscal 2015 was $187 million and $185 million, respectively, compared to operating income of $11 million in the each of the prior year periods. Adjusted operating loss for the second quarter fiscal 2015 was $1 million, and adjusted operating income for the first six months of fiscal 2015 was $6 million, which excludes a goodwill impairment charge, other asset impairment charges and the impact of reselling or modifying the terms of certain previously contracted bulk ferrous shipments. These compare to adjusted operating income of $12 million in each of the prior year periods, which exclude other asset impairment charges (see reconciliation of adjusted MRB operating income (loss) in Non-GAAP Financial Measures at the end of Item 2). In an environment of declining commodity selling prices, average inventory costs did not decrease as quickly as purchase costs for raw materials, resulting in an adverse effect on cost of goods sold and compression of operating margins. The lower price environment also adversely impacted the supply of scrap metal, which led to lower processed volumes further compressing operating margins. The lower price environment, and to a lesser extent, unusually severe weather conditions during the second quarter of fiscal 2015 also adversely impacted the supply of scrap metal, which led to lower processed volumes further compressing operating margins compared to the prior year periods.
In the second quarter of fiscal 2015, we identified a triggering event requiring an interim impairment test of goodwill allocated to MRB. The impairment test resulted in a non-cash goodwill impairment charge of $141 million. We also undertook a series of strategic actions at MRB by reducing shredding capacity on both the east and west coasts in order to improve operating efficiency while lowering costs. As a result of these actions, we tested the recoverability of certain assets and recorded a non-cash long-lived asset impairment charge at MRB of $42 million, which is recorded in other asset impairment charges in the Unaudited Condensed Consolidated Statements of Operations. In connection with the reduction in shredder capacity, we also recognized accelerated depreciation costs of $3 million, which are recorded in restructuring charges and other exit-related costs and are not reflected in MRB's operating results. Further, we recorded non-cash impairment charges of $2 million on assets held for sale at MRB, which are reported within other asset impairment charges.

Auto Parts Business

	Three Months Ended February 28,			Six Months Ended February 28,
($ in thousands)	2015	2014	% Change	2015	2014	% Change
Revenues	$69,135	$76,360	(9)%	$150,056	$155,995	(4)%
Cost of goods sold	59,286	58,119	2%	124,584	117,501	6%
Selling, general and administrative expense	12,740	13,666	(7)%	26,402	28,310	(7)%
Segment operating income (loss)	$(2,891)	$4,575	NM	$(930)	$10,184	NM
Number of stores at period end	62	61	2%	62	61	2%
Cars purchased (in thousands)	83	85	(2)%	180	176	2%

Revenues
Revenues in the second quarter and first six months of fiscal 2015 decreased by 9% and 4%, respectively, compared to the prior year periods primarily due to lower commodity prices as a result of continued weak market conditions.
Segment Operating Income (Loss)
Operating loss for the second quarter and first six months of fiscal 2015 was $3 million and $1 million, respectively, compared to operating income of $5 million and $10 million, respectively, in the same periods in the prior year caused by a compression in operating margins primarily due to the sharp reduction in ferrous commodity selling prices during the first half of fiscal 2015, which led to an adverse effect on cost of goods sold from average inventory costs not decreasing as quickly as purchase costs for raw materials. SG&A expense for the second quarter and first six months of fiscal 2015 decreased by $1 million, or 7%, and $2 million, or 7%, respectively, compared to the prior year periods, primarily as a result of the benefits from the cost-saving and productivity initiatives implemented in fiscal 2014 and 2015.
In the second quarter of fiscal 2015, we also recorded asset impairment and accelerated depreciation costs of $3 million in connection with the planned closure of seven APB stores. These costs are recorded in restructuring charges and other exit-related costs in the Unaudited Condensed Consolidated Statement of Operations and are not reflected in APB's operating results.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Steel Manufacturing Business

	Three Months Ended February 28,			Six Months Ended February 28,
($ in thousands, except for price)	2015	2014	% Change	2015	2014	% Change
Revenues	$93,126	$81,456	14%	$188,344	$169,580	11%
Cost of goods sold	87,998	76,689	15%	175,301	160,370	9%
Selling, general and administrative expense	1,329	1,194	11%	3,037	3,892	(22)%
Segment operating income	$3,799	$3,573	6%	$10,006	$5,318	88%
Finished steel products average sales price ($/ton)(1)	$651	$676	(4)%	$667	$666	—%
Finished steel products sold (tons, in thousands)	131	115	14%	258	243	6%
Rolling mill utilization	76%	67%		74%	66%
_____________________________

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

Revenues
Revenues for the second quarter and first six months of fiscal 2015 increased by 14% and 11%, respectively, compared to the same periods in the prior year due to increased volumes as a result of higher demand in our West Coast markets mainly driven by improved non-residential construction.
Segment Operating Income
Operating income for the second quarter and first six months of fiscal 2015 was $4 million and $10 million, respectively, compared to $4 million and $5 million, respectively, in the same periods in the prior year due to increased sales volumes and higher rolling mill utilization. In the second quarter of fiscal 2015, these benefits were partially offset by lower average selling prices for finished steel products reflecting lower raw material costs and higher import activity.

Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.

Sources and Uses of Cash
We had cash balances of $8 million and $26 million as of February 28, 2015 and August 31, 2014, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, acquisitions, dividends and share repurchases. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of February 28, 2015, debt, net of cash, was $306 million compared to $294 million as of August 31, 2014 (refer to Non-GAAP Financial Measures below), an increase of $12 million mainly as a result of higher net working capital. Our cash balances as of February 28, 2015 and August 31, 2014 include $3 million and $4 million, respectively, which are indefinitely reinvested in Puerto Rico and Canada.
Operating Activities
Net cash provided by operating activities in the first six months of fiscal 2015 was $16 million, compared to $46 million in the first six months of fiscal 2014.

Sources of cash in the first six months of fiscal 2015 included a $69 million decrease in accounts receivable primarily due to the timing of sales and collections. Uses of cash included in the first six months of fiscal 2015 included a $38 million increase in inventory due to higher volumes on hand including the impact of timing of purchases and sales and a $22 million decrease in accounts payable due to the timing of payments.

Sources of cash in the first six months of fiscal 2014 included a $5 million decrease in accounts receivable due to the timing of sales and collections. Uses of cash included a $8 million increase in inventory due to higher volumes on hand including the impact of timing of purchases and sales.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Investing Activities
Net cash used in investing activities in the first six months of fiscal 2015 was $16 million, compared to $24 million in the first six months of fiscal 2014.

Cash used in investing activities in the first six months of fiscal 2015 included capital expenditures of $17 million to upgrade our equipment and infrastructure, compared to $21 million in the same prior year period.

Financing Activities
Net cash used in financing activities in the first six months of fiscal 2015 was $19 million, compared to $15 million in the first six months of fiscal 2014.

Cash used in financing activities in the first six months of fiscal 2015 was primarily due to $10 million for dividends and $5 million in net repayments of debt (refer to Non-GAAP Financial Measures below).

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

We had borrowings outstanding under the credit facility of $300 million as of February 28, 2015 and $305 million as of August 31, 2014. The weighted average interest rate on amounts outstanding under this facility was 1.92% and 1.91% as of February 28, 2015 and August 31, 2014, respectively.

We also have an unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. that expires April 1, 2016. Interest rates are set by the bank at the time of borrowing. We had no borrowings outstanding under this line of credit as of February 28, 2015 and August 31, 2014.

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

As of February 28, 2015, we were in compliance with these financial covenants. The consolidated fixed charge coverage ratio is required to be no less than 1.50 to 1 and was 2.10 to 1 as of February 28, 2015. The consolidated leverage ratio is required to be no more than 0.55 to 1 and was 0.38 to 1 as of February 28, 2015. If a further deterioration from current market conditions or other negative factors which adversely impact our results of operations and financial position were to lead to consolidated operating losses in future periods, there can be no assurance that we will be able to remain in compliance with these covenants. Should it become necessary to do so, we would seek to obtain amendments to the covenants from our lenders, which, if obtained, could require payment of additional fees, increased interest rates or other conditions or restrictions. If we do not maintain compliance with our financial covenants and are unable to obtain an amendment or waiver from our lenders, a breach of either covenant would constitute an event of default and allow the lenders to exercise remedies under the agreements, the most severe of which is the termination of the credit facility under our committed bank credit agreement and acceleration of the amounts owed under both agreements. In such case, we would be required to evaluate available alternatives and take appropriate steps to obtain alternative funds. There can be no assurance that any such alternative funds, if sought, could be obtained or, if obtained, would be adequate or on acceptable terms.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

In addition, as of February 28, 2015 and August 31, 2014, we had $8 million of long-term tax-exempt bonds outstanding that mature in January 2021.

Capital Expenditures
Capital expenditures totaled $17 million for the first six months of fiscal 2015, compared to $21 million for the same period in the prior year. We currently plan to invest up to $35 million in capital expenditures on upgrades in fiscal 2015, similar to the upgrades in fiscal 2014, exclusive of any capital expenditures for growth projects, using cash generated from operations and available lines of credit.

Dividends
On January 30, 2015 our Board of Directors declared a dividend for the second quarter of fiscal 2015 of $0.1875 per common share, which equates to an annual cash dividend of $0.75 per common share. The dividend was paid on February 23, 2015.

Environmental Compliance
Our commitment to sustainable recycling and to operating our business in an environmentally responsible manner requires us to continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures, we invested $3 million in capital expenditures for environmental projects during the first six months of fiscal 2015, and plan to invest up to $11 million for such projects in fiscal 2015. These projects include investments in storm water systems and equipment to ensure ongoing compliance with air quality and other environmental regulations.

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

We generally believe our current cash resources, internally generated funds, existing credit facilities and access to the capital markets will provide adequate short-term and long-term liquidity needs for acquisitions, capital expenditures, working capital, dividends, share repurchases, joint ventures, debt service requirements and environmental obligations. However, in the event of a further deterioration in market conditions, or other negative factors that affect our operating results, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate steps to obtain sufficient additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained or, if obtained, would be adequate or on acceptable terms.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Off-Balance Sheet Arrangements

None.
Contractual Obligations
There were no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended August 31, 2014.
We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. At February 28, 2015, we had $16 million outstanding under these arrangements.

Critical Accounting Policies and Estimates
We reaffirm our critical accounting policies and estimates as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended August 31, 2014, except for the following:
Goodwill
In the second quarter of fiscal 2015, we identified the combination of a significant weakening in market conditions, continued constrained supply of raw materials due to the lower price environment which adversely impacted volumes, the planned idling or closure of certain production facilities and retail stores, our recent financial performance and the decline in our market capitalization during the first half of fiscal 2015 as a triggering event requiring an interim impairment test of goodwill allocated to our reporting units. The measurement date for the interim goodwill impairment test was February 1, 2015. For the APB reporting unit, the calculated fair value using the income approach exceeded its carrying value. For the MRB reporting unit with goodwill of $141 million as of February 1, 2015, the first step of the impairment test showed that the reporting unit’s fair value was less than its carrying amount, indicating a potential impairment. Based on the second step of the impairment test, we concluded that the implied fair value of goodwill for the MRB reporting unit was less than its carrying amount, resulting in impairment of the remaining carrying amount of MRB’s goodwill totaling $141 million. For the APB reporting unit with goodwill of $176 million as of February 1, 2015, the estimated fair value of the reporting unit exceeded its carrying value by approximately 20%.
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
The following is a reconciliation of debt, net of cash (in thousands):

	February 28, 2015	August 31, 2014
Short-term borrowings	$618	$523
Long-term debt, net of current maturities	312,902	318,842
Total debt	313,520	319,365
Less: cash and cash equivalents	7,601	25,672
Total debt, net of cash	$305,919	$293,693
Net borrowings (repayments) of debt
Net borrowings (repayments) of debt is the sum of borrowings from long-term debt, repayments of long-term debt, proceeds from line of credit, and repayment of line of credit. We present this amount as the net change in borrowings (repayments) for the period because we believe it is useful for investors as a meaningful presentation of the change in debt.
The following is a reconciliation of net borrowings (repayments) of debt (in thousands):

	Six Months Ended February 28,
	2015	2014
Borrowings from long-term debt	$109,694	$185,027
Proceeds from line of credit	145,000	257,500
Repayment of long-term debt	(114,965)	(180,477)
Repayment of line of credit	(145,000)	(266,000)
Net borrowings (repayments) of debt	$(5,271)	$(3,950)
Adjusted consolidated operating income (loss), adjusted MRB operating income (loss), adjusted net income (loss) and adjusted diluted earnings per share attributable to SSI
We present adjusted consolidated operating income (loss), adjusted MRB operating income (loss), adjusted net income (loss) attributable to SSI and adjusted diluted earnings per share attributable to SSI because we believe these measures provide a meaningful presentation of our results from core business operations excluding adjustments for a goodwill impairment charge, other asset impairment charges and restructuring charges and other exit-related costs that are not related to core underlying business operations and improve the period-to-period comparability of our results from core business operations. To improve comparability of our operating performance between periods, these measures also exclude the impact on operating results in fiscal 2015 from the resale or modification of the terms, each at significantly lower prices, of certain previously contracted bulk ferrous shipments for delivery during the first and second quarters of fiscal 2015. Due to the sharp declines in selling prices that occurred during the first and second quarters of fiscal 2015, the revised prices associated with these shipments were significantly lower than the prices in the original sales contracts entered into between August and November 2014.
The following is a reconciliation of the adjusted consolidated operating income (loss), adjusted MRB operating income (loss), adjusted net income (loss) attributable to SSI and adjusted diluted earnings per share attributable to SSI (in thousands, except per share data):

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Consolidated operating income (loss):
As reported	$(204,909)	$6,584	$(204,830)	$2,957
Goodwill impairment charge	141,021	—	141,021	—
Other asset impairment charges	43,838	928	43,838	928
Restructuring charges and other exit-related costs	8,371	2,006	8,994	3,819
Resale or modification of certain previously contracted shipments	1,347	—	6,928	—
Adjusted	$(10,332)	$9,518	$(4,049)	$7,704

MRB operating income (loss):
As reported	$(186,679)	$10,605	$(184,757)	$11,195
Goodwill impairment charge	141,021	—	141,021	—
Other asset impairment charges	43,093	928	43,093	928
Resale or modification of certain previously contracted shipments	1,347	—	6,928	—
Adjusted	$(1,218)	$11,533	$6,285	$12,123

Net income (loss) attributable to SSI:
As reported	$(195,642)	$1,789	$(198,115)	$(4,440)
Goodwill impairment charge, net of tax	131,423	—	131,423	—
Other asset impairment charges, net of tax	43,846	521	43,846	521
Restructuring charges and other exit-related costs, net of tax	8,793	1,120	9,270	2,401
Resale or modification of certain previously contracted shipments, net of tax	2,831	—	7,010	—
Adjusted	$(8,749)	$3,430	$(6,566)	$(1,518)

Diluted earnings per share attributable to SSI:
As reported	$(7.24)	$0.07	$(7.34)	$(0.17)
Goodwill impairment charge, net of tax, per share	4.86	—	4.87	—
Other asset impairment charges, net of tax, per share	1.62	0.02	1.63	0.02
Restructuring charges and other exit-related costs, net of tax, per share	0.33	0.04	0.34	0.09
Resale or modification of certain previously contracted shipments, net of tax, per share	0.10	—	0.26	—
Adjusted	$(0.33)	$0.13	$(0.24)	$(0.06)
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
Commodity Price Risk
We are exposed to commodity price risk, mainly associated with variations in the market price for finished steel products, ferrous and nonferrous metals, including scrap metal, autobodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to increases and decreases in forward selling prices by adjusting purchase prices on a timely basis. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of the shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices at February 28, 2015, a 10% decrease in the selling price per ton of finished steel products would have caused an NRV inventory write down of $3 million at SMB and $2 million at MRB. A 10% decrease in the selling price of inventory would not have had a material NRV impact on APB as of February 28, 2015.
Interest Rate Risk
There have been no material changes to our disclosure regarding interest rate risk set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended August 31, 2014.
Credit Risk
As of February 28, 2015 and August 31, 2014, 21% and 39%, respectively, of our trade accounts receivable balance was covered by letters of credit. Of the remaining balance as of February 28, 2015 and August 31, 2014, 97% and 96% was less than 60 days past due, respectively.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk, mainly associated with sales transactions and related accounts receivable denominated in the U.S. Dollar by our Canadian subsidiary with a functional currency of the Canadian Dollar. In certain instances, we use derivatives to manage some portion of this risk. Our derivatives are agreements with independent counterparties that provide for payments based on a notional amount. As of February 28, 2015, all of our derivative transactions were related to actual or anticipated economic transactions in the normal course of business. A change in foreign exchange rates by 10% would have changed the fair value of these contracts reported in our Unaudited Condensed Consolidated Balance Sheets by $3 million at February 28, 2015.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.
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

ITEM 5.	OTHER INFORMATION

On April 3, 2015, subsequent to the end of our second quarter of fiscal 2015, we committed to certain restructuring initiatives aimed at further reducing our annual operating expenses, primarily SG&A, at Corporate, MRB and APB through headcount reductions, reducing organizational layers, consolidating functions and other non-headcount measures. This initiative is an expansion of our strategic actions commenced at the end of the second quarter of fiscal 2015 consisting of idling shredding and other processing equipment at MRB to reduce capacity and increase operating efficiency, and initiating the closure, by the end of fiscal 2015, of seven APB stores. We expect to incur aggregate estimated restructuring charges, as defined in ASC 420, Exit Costs, of approximately $10 million in connection with these initiatives, $3 million of which relate to the idling of facilities and closure of stores and $7 million of which relate to the initiatives committed to on April 3, 2015. The estimated restructuring charges consist of employee termination benefits of $6 million, contract termination costs of $3 million and other restructuring-related costs of $1 million. We recognized $1 million of these restructuring charges in the second quarter of fiscal 2015 and expect the substantial majority of the remaining restructuring charges to be recognized by the end of fiscal 2015, all of which require the Company to make cash payments.

In the second quarter of fiscal 2015, we also recognized a goodwill impairment charge of $141 million and, in connection with the idling of assets and closure of operations, incurred impairment charges on long-lived assets of $44 million and other exit-related costs of $6 million consisting of asset impairments and accelerated depreciation. See Note 1 - Summary of Significant Accounting Policies, Note 4 - Goodwill and Note 7 - Restructuring Charges and Other Exit-Related Costs in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item I, and Management's Discussion and Analysis in Part I, Item II of this report for additional details on goodwill impairment charges, long-lived asset impairment charges, other asset impairment charges and restructuring charges and other exit-related costs.

ITEM 6.	EXHIBITS

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Schnitzer Steel Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended February 28, 2015 and 2014, (ii) Unaudited Condensed Consolidated Balance Sheets as of February 28, 2015, and August 31, 2014, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended February 28, 2015 and 2014; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended February 28, 2015 and 2014; and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date:	April 7, 2015	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
President and Chief Executive Officer

Date:	April 7, 2015	By:	/s/ Richard D. Peach
Richard D. Peach
Senior Vice President and Chief Financial Officer